Form 10QSB
period 1995-04-30
CANDIES INC
filed 1995-06-14
CIK 857737

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended April 30, 1995
                                        --------------

[ ]      Transition Report pursuant to Section 13 or 15 (d) of the Exchange Act

         For the transition period from _______________ to ____________________

Commission file Number    0-18234
                          -------

                                 CANDIE'S, INC.
- --------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

           Delaware                               11-2481903
- -------------------------------              -------------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)


               2975 Westchester Avenue, Purchase, New York 10577
                    (Address of principal executive offices)

                                 (914)694-8600
                ------------------------------------------------
                (Issuer's telephone number, including area code)

              -----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         YES    X                           NO
            ---------                         ----------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     The number of shares of the registrant's Common Stock, $.001 par value, outstanding as of June 14, 1995 (excluding treasury shares): 8,233,386

Transitional small business disclosure format (check one):

         YES                                NO    X
            ---------                         ----------

                         CANDIE'S, INC. AND SUBSIDIARIES
                              INDEX TO FORM 10-QSB
                      FOR THE PERIOD ENDED APRIL 30, 1995


PART I.  FINANCIAL INFORMATION                                              PAGE
                                                                            ----
         ITEM 1.  Financial Statements

         Condensed Consolidated Balance Sheets at April 30, 1995             3-4
         and January 31, 1995

         Condensed Consolidated Statements of Operations for the               5
         Three Months Ended April 30, 1995 and 1994

         Condensed Consolidated Statement of Stockholders Equity               6
         for the Three Months Ended April 30, 1995

         Condensed Consolidated Statements of Cash Flows for                 7-8
         the Three Months Ended April 30, 1995 and 1994

         Notes to Condensed Consolidated Financial Statements               9-15

         ITEM 2.

         Management's Discussion and Analysis of Financial                 16-17
         Condition and Results of Operations

PART II.  OTHER INFORMATION

         ITEM 6.                                                              17

         Exhibits and Reports on Form 8-K

SIGNATURES                                                                    18

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


                         CANDIE'S, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                      APRIL 30,      JANUARY 31,
                                                         1995           1995
                                                     -----------     -----------
ASSETS

CURRENT ASSETS
  CASH AND CASH EQUIVALENTS                          $   275,364     $      --
  RESTRICTED CASH                                        100,000         100,000
  ACCOUNTS RECEIVABLE
   net allowances of $135,360 and $45,000
   at April 30, 1995 and January 31, 1995
                                                         413,397         583,911
  INVENTORIES                                          3,949,483       3,269,158
  PREPAID EXPENSES                                       499,792         151,195
  OTHER CURRENT ASSETS                                    64,510            --
                                                     -----------     -----------
TOTAL CURRENT ASSETS                                   5,302,546       4,104,264

PROPERTY AND EQUIPMENT
   LESS ACCUMULATED DEPRECIATION
   AND AMORTIZATION (Note 3)                             130,808         142,960

OTHER ASSETS:
  NON-COMPETITION AGREEMENTS                             404,292         414,234
  TRADEMARK                                            5,043,578       5,114,282
  OTHER                                                  497,825         514,274
                                                     -----------     -----------
  TOTAL OTHER ASSETS                                   5,945,695       6,042,790
                                                     -----------     -----------

TOTAL ASSETS                                         $11,379,049     $10,290,014
                                                     ===========     ===========

                         CANDIE'S, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                    APRIL 30,       JANUARY 31,
                                                      1995             1995
                                                  ------------     ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  ACCOUNTS PAYABLE                                $  1,359,882     $  1,820,598
  PAYABLE FOR INVENTORY IN
   TRANSIT                                           1,798,033        1,105,845
  NOTES PAYABLE - NEW RETAIL CONCEPTS,INC
   (NOTE 9)                                            600,000             --
  DUE TO FACTOR (Note 4)                             2,442,872        1,162,035
  ACCRUED LITIGATION EXPENSE                           100,000          100,000
  ACCRUED EXPENSES AND TAXES                         1,054,536        1,394,253
  ACCRUED U.S. CUSTOMS DUTIES (Note 9)                  70,000           63,427
                                                  ------------     ------------

  TOTAL CURRENT LIABILITIES                          7,425,323        5,646,158

OTHER NONCURRENT LIABILITIES                           153,929          206,213
ACCRUED U.S. CUSTOMS DUTIES (Note 9)                    37,619           45,746
                                                  ------------     ------------

  TOTAL LIABILITIES                                  7,616,871        5,898,117
                                                  ------------     ------------

STOCKHOLDERS' EQUITY:
  PREFERRED STOCK, $.01 PAR VALUE - SHARES
   AUTHORIZED 5,000,000; NONE ISSUED OR
   OUTSTANDING
  COMMON STOCK, $.001 PAR VALUE - SHARES
   AUTHORIZED: 30,000,000 and 10,000,000;
   ISSUED 8,709,465 AT APRIL 30, 1995
   AND JANUARY 31, 1995                                  8,709            8,709
  ADDITIONAL PAID-IN CAPITAL                         9,162,837        9,162,837
  DEFICIT, since February 28, 1993,
(deficit eliminated $27,696,007)                    (5,409,368)      (4,779,649)
                                                  ------------     ------------

  TOTAL STOCKHOLDERS' EQUITY                         3,762,178        4,391,897
                                                  ------------     ------------

TOTAL LIABILITIES AND STOCK-
  HOLDER'S EQUITY                                 $ 11,379,049     $ 10,290,014
                                                  ============     ============

                         CANDIE'S, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                           THREE MONTHS            THREE MONTHS
                                               ENDED                   ENDED
                                             APRIL 30,               APRIL 30,
                                               1995                    1994
                                           -----------              -----------

LANDED SALES                               $ 5,303,875              $ 3,662,808
COMMISSION AND
 LICENSING INCOME                              448,728                  831,711
                                           -----------              -----------
TOTAL REVENUES                               5,752,603                4,494,519

COST OF LANDED SALES                         4,241,435                3,142,893
                                           -----------              -----------

TOTAL GROSS PROFIT                           1,511,168                1,351,626
                                           -----------              -----------

OPERATING EXPENSES:
  SELLING EXPENSE                            1,163,203                1,145,585
  GEN. & ADMIN. EXP.                           802,516                  842,571
                                           -----------              -----------

   TOTAL OPER. EXP.                          1,965,719                1,988,156
                                           -----------              -----------

OPERATING LOSS                                (454,551)                (636,530)
OTHER INCOME AND (DEDUCTIONS):
  GAIN ON SETTLEMENT OF
   OBLIGATION                                       --                  126,329
  INTEREST & OTHER ITEMS                      (174,447)                (147,810)
                                           -----------              -----------

TOTAL OTHER INCOME AND
 (DEDUCTIONS)                                 (174,447)                 (21,481)
                                           -----------              -----------

LOSS BEFORE INCOME TAXES                      (628,998)                (658,011)
INCOME TAXES                                       721                    3,651
                                           -----------              -----------


NET LOSS                                   $  (629,719)             $  (661,662)
                                           ===========              ===========


LOSS PER SHARE -
 PRIMARY AND FULLY DILUTED:
WEIGHTED AVERAGE
 OUTSTANDING SHARES                          8,531,205                4,806,071
                                           ===========              ===========
NET LOSS PER SHARE                         $      (.07)             $      (.14)
                                           ===========              ===========

                                                           CANDIE'S, INC.
                                      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                              FOR THE THREE MONTHS ENDED APRIL 30, 1995
                                                             (unaudited)

                                Common         Stock          Paid-In        Accumulated         Treasury Stock
                                Shares         Amount         Capital          Deficit          Shares     Amount          Total
                                ------         ------         -------          -------          ------     ------          -----

Balance,
January 31, 1995               8,709,465    $  8,709       $ 9,162,837      $(4,779,649)           0      $  0         $ 4,391,897

Net loss for the
three months ended
April 30, 1995                         0           0                 0         (629,719)           0         0            (629,719)

Balance,                       -----------------------------------------------------------------------------------------------------
April 30, 1995                 8,709,465    $  8,709       $ 9,162,837      $(5,409,368)           0      $  0         $ 3,762,178
                               =====================================================================================================

                         CANDIE'S, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                  THREE MONTHS      THREE MONTHS
                                                      ENDED             ENDED
                                                    APRIL 30,         APRIL 30,
                                                       1995             1994
                                                  ------------      -----------

CASH FLOWS FROM
 OPERATING ACTIVITIES:

Net Loss                                           $  (629,719)     $  (661,662)
Items In Net Loss
 Not Affecting Cash:
  Provision For Losses On
   Accounts Receivable                                  90,360          (33,900)
  Depreciation and Amort.                              104,795          123,680
  (Gain) Loss on Settlement of
    Obligation                                            --           (126,329)

  Increase (Decrease) In Cash
   Flows From Changes In Oper.
   Assets and Liabilities:
         Accounts Receivable                            80,154          (45,967)
         Inventories                                  (680,325)         751,919
         Prepaid Expenses                             (348,597)         222,471
         Other Assets                                  (57,247)         (74,127)
         Accounts Payable                             (460,717)         102,250
         Due to Factor                               1,280,837         (191,658)

         Accrued Expenses                             (339,717)        (461,366)
         Payable For Inventory
          In Transit                                   692,189          385,728
         Accrued U.S. Customs
          Duties                                        (1,554)          (8,306)
         Other Non-current Liabilities                 (51,047)            --
                                                   -----------      -----------

         Net Cash Provided By (Used In)
          Operating Activities                        (320,588)         (17,267)
                                                   -----------      -----------

                         CANDIE'S, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (unaudited) (CONT'D.)



                                                      THREE MONTHS  THREE MONTHS
                                                          ENDED         ENDED
                                                        APRIL 30,      APRIL 30,
                                                           1995          1994
                                                      ------------  ------------

CASH FLOWS FROM
 INVESTING ACTIVITIES:
   Capital Expenditures                                $  (2,811)      $ (1,116)
                                                       ---------       ---------
         Net Cash Used In
           Investing Activities                           (2,811)        (1,116)
                                                       ---------       ---------

CASH FLOWS FROM
 FINANCING ACTIVITIES:
  Proceeds from Notes Payable - New Retail
   Concepts, Inc                                         600,000           --
  Net borrowings (payments) on loans                      (1,237)          --
                                                       ---------      ---------
         Net Cash Provided By (Used in)
          Financing Activities                           598,763           --
                                                       ---------      ---------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                        275,364        (18,383)
                                                       ---------      ---------

CASH AND CASH EQUIVALENTS,
 beginning of period                                        --          114,153
                                                       ---------      ---------

CASH AND CASH EQUIVALENTS,
 end of first quarter                                  $ 275,364      $  95,770
                                                       =========      =========


SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for:
         Interest                                      $ 160,273      $ 208,930
                                                       =========      =========
         Income Taxes                                  $  41,421      $   3,651
                                                       =========      =========

                         CANDIE'S, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 April 30, 1995


1.  Continuing Operations

Business, Secondary Offering and Other Transactions

Candie's, Inc. the Registrant together with its subsidiary is referred to herein as Candie's or the "Company."

The Condensed Consolidated Financial Statements included herein are unaudited and include all adjustments which are in the opinion of management, necessary for a fair presentation of the results of operations of the interim period pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included under generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures in such financial statements are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company's Financial Statement and the notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 1995.

Candie's, Inc. and its subsidiaries (the "Company") design, market, and import a variety of moderately-priced casual, outdoor and fashion footwear for women and girls under the trademark CANDIE'S. The Company's product line also includes, among others, a wide variety of men's workboots, winter boots, hiking boots and outdoor casual shoes designed and marketed by the Company's wholly-owned subsidiary, Bright Star Footwear, Inc. ("Bright Star").

The Company is engaged in a joint venture arrangement for the development of a specialized footwear sole (the "Joint Venture") with Urethane Technologies, Inc. ("UTI").

(i) Secondary Offering

The Company completed an offering of its common stock (the "Secondary Offering") during the quarter ended April 30, 1993. Upon the effectiveness of the Secondary Offering, the Company's stockholders approved the following: (1) a change in the company's name from Millfeld Trading Co., Inc., to Candie's, Inc., (2) a 1 for
4.5 reverse stock split of its common stock for which retroactive effect has been given in the financial statements, and (3) a quasi-reorganization.

The following transactions ((ii) through (v)) occurred contemporaneously upon effectiveness or closing of the Secondary Offering:

(ii) Debenture Conversion

Upon effectiveness of the Secondary Offering and immediately prior to the reverse stock split, the holder of the Company's $3,500,000 subordinated convertible debenture (the "Debenture") converted the Debenture, in accordance with its terms, into 3,500,000 shares of common stock. Upon the completion of the reverse split, such former holder made a capital contribution of 127,777 of his 777,777 post-split shares of common stock to the Company and cancelled a warrant to purchase additional shares of common stock previously issued to him in connection with the Debenture.

(iii) The El Greco Transactions

Upon the closing of the Secondary Offering, the Company and El Greco, Inc., an affiliated company, consummated the following transactions (the "El Greco Transactions"): (i) El Greco received 900,000 shares of the Company's common

                         CANDIE'S, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 April 30, 1995


stock; (ii) El Greco transferred the trademarks "CANDIE'S(R)," "ACTION CLUB(R)," "FULLMOON(R)" and "SUGAR BABIES(R)" (collectively, the "Trademarks"), and all of its business operations associated with the Trademarks, to the Company; (iii) El Greco assigned all of its preexisting agreements with licensees of the Trademarks to the Company; (iv) the Company issued to El Greco a subordinated note in the principal amount of $325,000, plus interest payable quarterly at the "prime interest rate" (as defined) (the "El Greco Note"); and (v) the Company paid El Greco's expenses, including attorney's fees relating to the El Greco Transactions, in the sum of $75,000 from the proceeds of the offering. In May 1994, the El Greco Note was satisfied.

Upon the closing of the El Greco Transactions, the Company ceased to be a licensee and acquired actual ownership of the Candie's trademark.

In conjunction with the closing of the Secondary Offering and the transfer of the Trademarks from El Greco to the Company, El Greco's operations were merged into the operations of New Retail Concepts, Inc. ("NRC"), a significant shareholder of the Company and an entity in whom the Company's President is a principal shareholder.

(iv) Institutional Lender-Forgiveness ("Debt Restructuring") At the closing of the Secondary Offering, the Company's Institutional Lender agreed to restructure the Company's indebtedness which aggregated approximately $11,190,000, including accrued interest at February 28, 1993. Such Debt Restructuring included the forgiveness of approximately $5,940,000 of such debt and the restructuring of the payment terms relating to the remaining principal amount of such loans. As a result of and upon the completion of the Debt Restructuring, the Company's outstanding indebtedness (excluding letters of credit) to the Institutional Lender totaled approximately $5,250,000 at February 28, 1993.

(v) Quasi-Reorganization

Upon effectiveness of the Secondary Offering and the Debt Restructuring, the Company's stockholders approved a corporate readjustment of the Company's accounts in the form of a quasi-reorganization which was effected upon the completion of the El Greco Transactions and the Debt Restructuring.

A quasi-reorganization, often referred to as "Fresh Start Accounting," is an accounting procedure which accomplishes, with respect to the Company's accounts and financial statements, what might have been accomplished in reorganization by legal proceedings. The Company's assets, liabilities and capital accounts were adjusted to eliminate the stockholders' deficiency. On completion of the readjustments, the Company's accounts and financial statements were substantially similar to those of a new company commencing business. The Company believes the quasi-reorganization was appropriate because on completion of the Debenture Conversion and the Debt Restructuring and installation of a new management team, the Company had substantially reduced its outstanding indebtedness, which to a great extent was incurred in connection with the Discontinued Footwear Products had formulated revised operating plans and as a result thereof would be able to devote its resources to its continuing operations and development of the Trademarks.


2. Summary of Significant Account Policies

Basis of Presentation

Going Concern

The Company's consolidated financial statements have been presented on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The liquidity of the Company and its ability to obtain financing for its operations has been adversely affected by recurring operating losses.

                        CANDIE'S, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 April 30, 1995


Although during the quarter ended April 30, 1993 the Company successfully completed the Secondary Offering and Debt Restructuring which improved its financial condition, prior management's unresolved operating issues and vendor negotiations continued to negatively impact the Company's operations and, additionally, the Company incurred operating losses for its fiscal years ended January 31, 1994 and January 31, 1995. At April 30, 1995, the Company had a substantial working capital deficit. The operating losses have resulted in an accelerated use of funds provided by the public and private offerings of the Company's securities and adversely affected the Company's liquidity. These factors, among others raise doubt about the Company's ability to continue as a going concern.

The continuation of the Company is dependent upon the continued support of the Company's trade vendors, and institutional lenders, and ultimately upon the Company achieving profitable operations. In addition, the Company may seek to raise additional capital through the sale of its equity securities. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities or any other adjustments that may be necessary should the Company be unable to continue as a going concern.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company's wholly-owned subsidiaries, Bright Star, from June 1, 1990, the effective date of the acquisition, and Ponca, Ltd. from March 15, 1994, its inception, and the Company's 60% owned subsidiary Intercontinental Trading Group, Inc. ("ITG") from February 1, 1988. All material intercompany accounts and transactions are eliminated.

Inventories

Inventories, which consist entirely of finished goods, are valued at the lower of cost or market. Cost is determined by the first-in, first-out ("FIFO") method.

Property, Equipment and Depreciation

Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the assets (5-10 years) using accelerated methods.

Candie's Trademark

The Candie's trademark is stated at cost, net of amortization, as determined by its fair value relative to other assets and liabilities revalued in the aforementioned quasi-reorganization, and is being amortized over twenty years. The Company believes that the trademark has continuing value, as evidenced by increasing sales and expected profitability of Candie's products, which will be realized over the course of its useful life.

Revenue Recognition

The Company's products are sold on either a landed or first cost basis. In the case of landed sales, the Company bears the risk of loss until the products are delivered to the customer. Revenues on landed sales are recognized when the products are delivered to the customers. For goods sold on a first cost basis, the Company acts as agent only, without risk of loss, and charges a commission on the sale. Commission income is recognized upon shipment by the manufacturers.

Net Income (Loss) Per Share

Net income (loss) per common share is computed on a basis of the weighted average number of common stock and common stock equivalents outstanding during

                         CANDIE'S, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 April 30, 1995


each year, retroactively adjusted to give effect to all stock splits. Common stock equivalents include stock options and warrants.

Reclassifications

Certain amounts from the April 30, 1994 financial statements have been reclassified to conform to the current year's presentation.

3. Property and Equipment

Major classes of property and equipment consist of the following:

                                                        April 30,   January 31,
                                                          1995         1995
                                                        -------       -------
Furniture, fixtures and equipment                       $752,874     $750,063
Transportation equipment                                  44,443       44,443
                                                        --------     --------
                                                         797,317      794,506
Less accumulated depreciation
 and amortization                                        666,509      651,546
                                                        --------     --------

Net property and equipment                              $130,808     $142,960
                                                        ========     ========


4. Factor Agreement

On April 2, 1993, the Company entered into an accounts receivable factoring agreement. The agreement provides the Company with the ability to borrow funds from the factor, limited to 80% of eligible accounts receivable and 50% of eligible finished goods inventory (to a maximum of $5 million in inventory) in which the factor has a security interest. The agreement also provides for the opening of documentary letters of credit (up to a maximum of $2.5 million) to suppliers, on behalf of the Company. The factor requires a deposit equal to 43% of the amount of the letter of credit to be opened. Borrowings bear interest at the rate of one and one half percent (1-1/2%) over the existing prime rate established by the Philadelphia National Bank.

Additionally, the Company is currently able to borrow $800,000 above its eligible accounts receivable and inventory formulas. This additional borrowing capacity is personally guaranteed by the Company's President. Subsequent to July 31, 1994, the Company's President personally guaranteed any and all borrowings with the factor.

Due to factor is comprised as follows:

                                                     April 30,       January 31,
                                                        1995             1995
                                                    ----------        ----------
Accounts Receivable - assigned                      $3,730,577        $3,478,771
Outstanding advances                                 6,173,449         4,640,806
                                                    ----------        ----------
   Due to Factor                                    $2,442,872        $1,162,035
                                                    ==========        ==========


5. Related Party Transactions

The Company has entered into a Services Allocation Agreement with NRC, pursuant to which the Company provides NRC with financial, marketing, sales and other business services for which NRC is charged an allocation of the Company's expenses, including employees' salaries associated with such services.


6. Leases

In April of 1994, the Company entered into a termination agreement for its former premises whereby the Company issued 300,000 shares of its common stock to

                        CANDIE'S, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 April 30, 1995


its former landlord. During August 1994, the Company entered into a new lease agreement and relocated its corporate headquarters to Purchase, NY.

Rent expense was approximately $59,032 and $99,525 for the three months ended April 30, 1995 and 1994, respectively. As of April 30, 1995, future net minimum lease payments under noncancellable operating lease agreements are as follows:


          1996                           $  125,000
          1997                              231,000
          1998                              255,000
          1999                              283,000
          2000                              289,000
          Thereafter                         48,000
                                         ----------
                                         $1,260,000
                                         ==========


7. Long-Term Debt

On October 6, 1994, the Company consummated an agreement with its primary bank lending institution (the "Institutional Lender") to extinguish its outstanding indebtedness of approximately $3,378,000. As part of the extinguishment, the Company paid the Institutional Lender $555,000 of principal and approximately $140,000 of accrued interest. The Institutional Lender also received the proceeds from the sale of 322,222 shares of the Company's previously issued common stock and certain real property from the Company's former President, both previously pledged as collateral. The principal and interest payments were made from funds raised through private placements of the Company's stock completed in October 1994 (see Note 8). The extinguishment resulted in an extraordinary gain to the Company of approximately $2,702,000, net of income taxes.

8. Private Placement Offerings

(i) In May 1994, the Company consummated two private placements of its common stock as follows:

     (a) 33,333 shares at $1.50 per share, resulting in aggregate proceeds of $50,000.

     (b) 248,148 shares at $1.35 per share, resulting in aggregate proceeds of $335,000.

In connection with these private placements of its common stock, the Company incurred fees and expenses of approximately $66,900.

(ii) In October 1994, the Company issued 956,522 shares of its common stock at $1.15 per share and 10,286 shares of its 8% Series A Convertible Preferred Stock at $100 per share for aggregate proceeds of approximately $1,730,200, net of related expenses of approximately $398,400. The Company used a portion of those funds to repay principal and accrued interest on its institutional indebtedness (see Note 7). In conjunction with these offerings, the Company issued 55,000 shares of its common stock in lieu of payment of professional fees incurred.

(iii) In November 1994, the Company sold 86,957 shares of common stock to NRC for $100,000.

9.   Commitments, Contingencies and Other Matters

(a) In April 1991, an action was commenced derivatively on behalf of Candie's, Inc. against certain of the Company's former directors and the Company as a nominal defendant (the "Defendants"). The complaint alleges that the Company's actions in connection with a public offering to exchange warrants for the

                        CANDIE'S, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 April 30, 1995

Company and the reacquisition of ITG were detrimental to the Company's financial condition. The plaintiff seeks an accounting by the Company and payment by the Board of Directors of an unspecified amount of damages. In September 1991, the defendants moved to dismiss the complaint for failure to state a cause of action. The motion was granted in October 1991 based upon the court's mistaken belief that the plaintiff had defaulted with respect to the motion. The parties agreed to reinstate the motion in June 1992 and the motion has again been submitted to the Court for its determination. The Company and the individual defendants intend to vigorously defend the action.

(b) In June 1991, the Company and prior management received a notice from the U.S. Customs Service ("U.S. Customs"), that it intended to audit the Company's payments of customs duties for the period 1986 to June 1991. After a preaudit review, the Company voluntarily reported to U.S. Customs in September 1991 that it had miscalculated certain customs duties owed, resulting in underpayment of $1,627,344 which was included in operations for the year ended January 31, 1992.

The Company paid $813,672 to U.S. Customs in October 1991. In August 1992, the Company and U.S. Customs reached an agreement whereby the Company was to pay an additional $1,000,000 to relieve the Company of all liabilities for Customs' duties, penalties and interest owed from 1986 through September 30, 1991. Such $1,000,000 was paid from the proceeds of the Secondary Offering consummated during the first quarter of 1993. The Company also agreed to settle all claims for Customs' duties and penalties allegedly owed for the period October 1, 1991 to December 31, 1991, by the payment of $180,000 plus interest, commencing July 1, 1993, at the rate of $5,000 per month for 40 months.

(c) In October of 1994, a former employee of the Company and NRC commenced an action in the United States District Court for the Southern District of New York against the Company and NRC, alleging the existence and breach of employment agreements with NRC and assumption of the agreements by the Company. The former employee is claiming damages for unpaid compensation, bonuses and unreimbursed expenses aggregating in excess of $500,000. Discovery and depositions have commenced; however, as the Company denies any liability and intends to vigorously defend the action, no amounts have been provided for in the accompanying financial statements.

(d) During fiscal year ended January 31, 1995, the Company settled amounts due for federal and state tax liabilities in the aggregate amount of approximately $526,000. Of the remaining amounts outstanding at April 30, 1995, $284,000 will be paid during the next twelve months and $70,000 will be paid thereafter.

(e) As of April 30, 1995, the Company is obligated under employment agreements with four executives to provide aggregate minimum compensation of approximately $637,500, $921,000 and $16,667 during the fiscal years ended January 31, 1996, 1997 and 1998, respectively.

(f) The Company has been advised by the Staff of the Securities and Exchange Commission (the "Commission") that the Staff intends to recommend to the Commission that it authorize the Staff to commence an administrative proceeding against the Company with respect to alleged violations of Section 5 of the Securities Act of 1993 in connection with the Company's 1993 Regulation S Offering (the "Offering") of shares of common stock in the aggregate amount of $2,000,000. The Company believes that it justifiably relied upon the opinion of its then corporate counsel in connection with the Offering and, has made a submission to the Commission requesting that the Commission not authorize the Staff to proceed against the Company in connection with the matter. Even if the Company is unsuccessful it believes that the outcome of any proceeding which the Commission may bring against it in connection with the Offering will not have a material adverse affect on the Company or its financial condition.

(g) Since February 1, 1995 the Company has been operating under an exclusive licensing arrangement which enables the Company to sell footwear in North America bearing the BONGO trademark. In connection with this arrangement, the Company paid a $200,000 minimum fee, and is required to pay additional minimum amounts totaling $820,000 over a three and one-half year period. The agreement

                        CANDIE'S, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 April 30, 1995

with the licensor provides for the Company to pay additional royalties, based on percentages of sales, exceeding minimum amounts, as defined.

(h) On February 1, 1995, the Company entered into a financing agreement with NRC, an affiliated entity. Pursuant to the financing agreement the Company issued promissory notes to NRC in the principal amounts of $400,000 (due June 30, 1995, unless extended by the Company to September 30, 1995) and $200,000 (due February 1, 1996) and issued to NRC warrants to purchase 700,000 shares of the Company's common stock (exercisable at an initial price of $1.2375 per share). The financing agreement also provides for NRC to make available an additional $200,000 through June 30, 1995, to be utilized for working capital purposes. As collateral for the Company's obligations under the financing agreement, the Company granted to NRC a security interest in all of the assets of the Company and its subsidiaries, subject to a first lien on such assets in favor of the Company's factor or other lender, as defined.

10. Settlement Agreements

As a result of settlements of litigations and certain other obligations, as of April 30, 1995 the Company was obligated to pay an aggregate total of $400,000 of which $94,000 is included in other non-current liabilities.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations

Landed sales (sales for which the Company pays a fixed price) of Candie's branded footwear increased by $1,641,067 (45%) for the three months ended April 30, 1995 over the three month period ended April 30, 1994 primarily because of increased market acceptance of CANDIE'S footwear products. The gross profit on landed sales increased by $542,525 for the three months ended April 30, 1995 over the three month period ended April 30, 1994 as a result of increased sales of CANDIE'S footwear products. The gross profit percentage on landed sales increased from 14.2% for the three months ended April 30, 1994 to 20.0% for the quarter ended April 30, 1995 primarily due to increased demand for certain Candie's footwear products, reduction of air freight expense and lower costs of certain merchandise purchased from overseas factories. Commission income results from arranging for the production and quality control of products. Commission and licensing income for the three months ended April 30, 1995 decreased by $382,983 (46%) over the same period last year primarily because of decreased orders on a commission basis of Bright Star footwear.

Bright Star Footwear's commission income decreased by $375,455 for the period ended April 30, 1995 as compared to April 30, 1994. This decrease resulted from a weak retail market and direct placement of shoes to overseas factories through customers' subsidiaries which eliminated the need for Bright Star services.

Selling expenses increased by $17,618 (2%) for the three months ended April 30, 1995 as compared to the three months ended April 30, 1994 primarily as a result of the increase in sales volume of the Candie's footwear line.

General and Administrative expenses decreased by $40,000 for the three months ended April 30, 1995 as compared to the same period last year. Those costs decreased primarily due to staff reductions.

Interest expense increased by $26,637 for the three months ended April 30, 1995 as compared to the same period last year. The increase was primarily due to the advances the Company received under the Factor Agreement (see Note 4).

As a result of the foregoing, the Company's net loss for the three months ended April 30, 1995 decreased to $629,719 from $661,662 for the corresponding period ended April 30, 1994.


Liquidity and Capital Resources

In the report on the Company's annual financial statements at January 31, 1995, the Company's independent certified public accountants have included an explanatory paragraph in their report on the Company's financial statements stating certain factors which raise a substantial doubt about the Company's ability to continue as a going concern.

At April 30, 1995, the Company had a working capital deficiency of $2,122,777 versus a working capital deficiency of $1,541,894 at January 31, 1995. The ratio of current assets to current liabilities was .71 to 1.0 at April 30, 1995 compared to .73 to 1.0 at January 31, 1995. This increase in the working capital deficiency was primarily due to the net loss for the three months ended April 30, 1995 and, to a lesser extent, increased interest expense from the borrowings under the Factor Agreement (see Note 4 of the Notes to Condensed Consolidated Financial Statements), and settlements of obligations (see Note 9)

The Company's cash flow from operating activities decreased for the three month period ended April 30, 1995 compared to the same period of the prior year. Net cash used in operating activities totaled $320,588 for the three months ended April 30, 1995 compared to net cash used in operating activities of $17,267 for the three months ended April 30, 1994. The decrease in operating cash during the 1995 period resulted primarily from increased inventories, an increase in prepaid expenses and the Company's operating loss for the quarter, which was partially offset by increased borrowings from the Company's factor and an increase in payables for inventories in transit. Cash provided by financing activities increased by $598,763 for the three months ended April 30, 1995 compared to the three months ended April 30, 1994. The increase resulted primarily from notes payable to a related company (see Note 9).

Management is continuing to seek means of reducing costs while increasing revenues. Management is also concentrating on ways to increase the Company's liquidity. As part of the aforementioned strategies, management has asked the factor to increase the Company's credit line and the ability to borrow up to 85% (rather than 80%) of eligible accounts receivable. The Company has also asked the factor to lend up to $6,000,000 against eligible inventory (rather than the $5,000,000 currently in effect). The Company has also been able to negotiate through a buying agent open account shipments from certain overseas factories on payment terms of 30-60 days. This will allow the Company to purchase certain goods without the need to obtain letters of credit. In an effort to reduce costs, management has eliminated seven positions within the organization that were not deemed necessary to ongoing operations. The Company has also entered into an arrangement with a buying agent to assist in reducing the cost of merchandise purchased from overseas factories. Management believes that its completed cost containment program, on-going cost containing efforts plus the support of its trade vendors and institutional lenders, will provide the Company with sufficient working capital for the fiscal year ending January 31, 1996. However, there can be no assurance that the Company will be able to generate sufficient funds to meet future operating expenses and the Company may, therefore, be required to seek to obtain additional financing from, among other sources, institutional lenders and the sale of its securities. There can be no assurance that if required, the Company will be able to obtain any such financing.


                           PART II - Other Information


Item 6.

     a) Exhibits

          27. Financial Data Schedule


     b) Reports on Form 8-K

                        None.

                                 CANDIE'S, INC.
                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

                            CANDIE'S, INC.
                          ----------------------------------
                           (Registrant)


DATED: June 14, 1995   By: \s\ NEIL COLE
                          ----------------------------------
                            NEIL COLE
                            President and
                            Chief Executive Officer
                           (Principal Executive and
                            Accounting Officer)