Form 10QSB
period 1995-07-31
CANDIES INC
filed 1995-09-14
CIK 857737

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
  Act of 1934

  For the quarterly period ended July 31, 1995

                        or

  Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from ________________ to _________________________

Commission file Number 0-10593

                                 CANDIE'S, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

       Delaware                                                11-2481903
-------------------------------                           --------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)


                2975 Westchester Avenue, Purchase, New York 10577
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (914) 694-8600
--------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 of 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                             YES  X               NO
                                 ----                ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the registrant's Common Stock, $.001 par value, outstanding as of September 13, 1995 (excluding treasury shares): 8,265,995

Transitional small business disclosure format (check one):

                             YES  X               NO
                                 ----                ----

                         CANDIE'S, INC. AND SUBSIDIARIES
                              INDEX TO FORM 10-QSB
                       FOR THE PERIOD ENDED JULY 31, 1995


PART I. FINANCIAL INFORMATION                                              PAGE

     ITEM 1. Financial Statements

     Condensed Consolidated Balance Sheets at July 31, 1995
          and January 31, 1995                                              3-4

     Condensed Consolidated Statements of Operations for the
          Three Months Ended July 31, 1995 and 1994                           5

     Condensed Consolidated Statements of Operations for the
          Six Months Ended July 31, 1995 and 1994                             6

     Condensed Consolidated Statement of Stockholders Equity
          for the Six Months Ended July 31, 1995                              7

     Condensed Consolidated Statements of Cash Flows for
          the Six Months Ended July 31, 1995 and 1994                       8-9

     Notes to Condensed Consolidated Financial Statements                 10-18

     ITEM 2.

     Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             19-22

PART II.  OTHER INFORMATION                                                  23

SIGNATURES                                                                   24

                                     PART I

Item 1.
                         CANDIE'S, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                   JULY 31,        JANUARY 31,
                                                     1995             1995
                                                   --------        ----------
ASSETS

CURRENT ASSETS
  CASH AND CASH EQUIVALENTS                      $   397,686       $       --
  RESTRICTED CASH                                    100,000          100,000
  ACCOUNTS RECEIVABLE
   net allowances of $200,092 and $45,000
   at July 31, 1995 and January 31, 1995           3,724,206          583,911
  INVENTORIES                                      3,541,893        3,269,158
  PREPAID EXPENSES                                   930,866          151,195
  OTHER CURRENT ASSETS                               146,910               --
                                                 -----------      -----------

TOTAL CURRENT ASSETS                               8,841,561        4,104,264

PROPERTY AND EQUIPMENT
   LESS ACCUMULATED DEPRECIATION
   AND AMORTIZATION (Note 3)                         115,954          142,960

OTHER ASSETS:
  NON-COMPETITION AGREEMENTS                         394,350          414,234
  TRADEMARK                                        4,972,874        5,114,282
  OTHER                                              468,963          514,274
                                                 -----------      -----------

  TOTAL OTHER ASSETS                               5,836,187        6,042,790
                                                 -----------      -----------

TOTAL ASSETS                                     $14,793,702      $10,290,014
                                                 ===========      ===========

                         CANDIE'S, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                   JULY 31,        JANUARY 31,
                                                     1995             1995
                                                   --------        ----------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  ACCOUNTS PAYABLE                               $ 5,871,879     $ 1,820,598
  PAYABLE FOR INVENTORY IN TRANSIT                   864,017       1,105,845
  NOTES PAYABLE - NEW RETAIL CONCEPTS,INC.
   (NOTE 9)                                          600,000              --
  DUE TO FACTOR (Note 4)                             903,571       1,162,035
  ACCRUED LITIGATION EXPENSE                         100,000         100,000
  ACCRUED EXPENSES AND TAXES                       1,331,013       1,394,253
  ACCRUED U.S. CUSTOMS DUTIES (Note 9)                70,000          63,427
                                                 -----------     -----------

  TOTAL CURRENT LIABILITIES                        9,740,480       5,646,158

OTHER NONCURRENT LIABILITIES                         130,972         206,213
ACCRUED U.S. CUSTOMS DUTIES (Note 9)                  16,926          45,746
                                                 -----------     -----------

  TOTAL LIABILITIES                                9,888,378       5,898,117
                                                 -----------     -----------

STOCKHOLDERS' EQUITY:
  PREFERRED STOCK, $.01 PAR VALUE - SHARES
   AUTHORIZED 5,000,000; NONE ISSUED OR
   OUTSTANDING
  COMMON STOCK, $.001 PAR VALUE - SHARES
   AUTHORIZED: 30,000,000 and 10,000,000;
   ISSUED 8,742,074 AT JULY 31, 1995
   AND 8,709,465 AT JANUARY 31, 1995                   8,742           8,709
 ADDITIONAL PAID-IN CAPITAL                        9,200,305       9,162,837
  DEFICIT, since February 28, 1993,
  (deficit eliminated $27,696,007)                (4,303,723)     (4,779,649)
                                                 -----------     -----------

  TOTAL STOCKHOLDERS' EQUITY                       4,905,324       4,391,897
                                                 -----------     -----------

TOTAL LIABILITIES AND STOCK-
 HOLDERS' EQUITY                                 $14,793,702     $10,290,014
                                                 ===========     ===========

                         CANDIE'S, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE THREE MONTHS ENDED JULY 31,
                                   (unaudited)

                                         1995                1994
                                     -----------         -----------

LANDED SALES                         $12,156,062         $ 5,570,221
COMMISSION AND
 LICENSING INCOME                      1,682,468           1,454,995
                                     -----------         -----------
TOTAL REVENUES                        13,838,530           7,025,216

COST OF LANDED SALES                  10,226,117           4,915,111
                                     -----------         -----------

TOTAL GROSS PROFIT                     3,612,413           2,110,105
                                     -----------         -----------

OPERATING EXPENSES:
 SELLING EXPENSE                       1,166,349             960,495
 GENERAL & ADMINISTRATIVE EXPENSE        956,584             740,905
                                     -----------         -----------

   TOTAL OPERATING EXPENSE             2,122,933           1,701,400
                                     -----------         -----------

OPERATING INCOME                       1,489,480             408,705
OTHER INCOME AND (DEDUCTIONS):
  (LOSS) GAIN ON SETTLEMENT OF
   OBLIGATIONS                          (113,000)            756,919
  INTEREST                              (211,456)           (158,879)
                                     -----------         -----------

TOTAL OTHER INCOME AND
 (DEDUCTIONS)                           (324,456)            598,040
                                     -----------         -----------

INCOME BEFORE TAXES                    1,165,024           1,006,745
INCOME TAXES                              59,379               8,761
                                     -----------         -----------

NET INCOME                           $ 1,105,645         $   997,984
                                     ===========         ===========

EARNINGS PER SHARE -
 PRIMARY AND FULLY DILUTED:
WEIGHTED AVERAGE
 OUTSTANDING SHARES                    9,456,112           5,747,277
                                     ===========         ===========

NET EARNINGS PER SHARE                    $  .12              $  .17
                                     ===========         ===========

                         CANDIE'S, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE SIX MONTHS ENDED JULY 31,
                                   (unaudited)

                                               1995         1994
                                               ----         ----

LANDED SALES                               $17,459,937   $ 9,233,029
COMMISSION AND
 LICENSING INCOME                            2,131,196     2,286,706
                                           -----------   -----------
TOTAL REVENUES                              19,591,133    11,519,735

COST OF LANDED SALES                        14,467,552     8,058,004
                                           -----------   -----------

TOTAL GROSS PROFIT                           5,123,581     3,461,731
                                           -----------   -----------

OPERATING EXPENSES:
 SELLING EXPENSE                             2,329,552     2,106,080
 GENERAL & ADMINISTRATIVE EXPENSE            1,759,100     1,583,476
                                           -----------   -----------

   TOTAL OPERATING EXPENSE                   4,088,652     3,689,556
                                           -----------   -----------

OPERATING INCOME                             1,034,929      (227,825)
OTHER INCOME AND (DEDUCTIONS):
  (LOSS) GAIN ON SETTLEMENT OF
   OBLIGATIONS                                (113,000)      883,249
  INTEREST                                    (385,903)     (306,689)
                                           -----------   -----------

TOTAL OTHER INCOME AND
 (DEDUCTIONS)                                 (498,903)      576,560
                                           -----------   -----------

INCOME BEFORE TAXES                            536,026       348,735
INCOME TAXES                                    60,100        12,412
                                           -----------   -----------

NET INCOME                                 $   475,926   $   336,323
                                           ===========   ===========

EARNINGS PER SHARE -
 PRIMARY AND FULLY DILUTED:
WEIGHTED AVERAGE
 OUTSTANDING SHARES                          9,370,562     5,284,258
                                           ===========   ===========

NET EARNINGS PER SHARE                          $ 0.05       $  0.06
                                           ===========   ===========


                                 CANDIE'S, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JULY 31, 1995
                                   (unaudited)

                          Common       Stock     Paid-In      Accumulated
                          Shares      Amount     Capital        Deficit        Total
                          ------      ------     -------        -------        -----
Balance,
January 31, 1995        8,709,465    $8,709    $9,162,837    $(4,779,649)   $4,391,897

Issuance of common
 stock due to warrant
 exercise.                 32,609        33        37,468                       37,501

Net income                      0         0             0        475,926       475,926
                        --------------------------------------------------------------
Balance,
July 31, 1995           8,742,074    $8,742    $9,200,305    $(4,303,723)   $4,905,324
                        ==============================================================

                         CANDIE'S, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JULY 31,
                                   (unaudited)

                                                        1995             1994
                                                    -----------       ----------
CASH FLOWS FROM
 OPERATING ACTIVITIES:

Net Income                                         $   475,926      $   336,323
Items In Net Income
  Not Affecting Cash:
    Provision For Losses On
      Accounts Receivable                              155,092           20,500
    Depreciation and Amortization                      209,481          246,688
    (Gain) Loss on Settlement of
      Obligations                                         --           (983,249)

    Increase (Decrease) In Cash
      Flows From Changes In Operations:
      Assets and Liabilities:
        Accounts Receivable                         (3,295,387)        (481,155)
          Inventories                                 (272,735)         173,516
        Prepaid Expenses                              (779,671)         314,235
        Other Assets                                  (119,971)        (109,008)
        Refundable Income Taxes                           --            219,876
        Accounts Payable                             4,051,280        1,127,394
        Payable For Inventory In Transit              (241,827)         448,013
        Due to Factor                                 (258,464)      (1,311,844)
        Accrued Royalty                                   --           (101,944)
        Accrued Expenses and Taxes                     (63,240)        (189,315)
        Accrued U.S. Customs Duties                    (22,247)         (20,165)
        Other Non-current Liabilities                  (75,241)            --
                                                   -----------      -----------
    Net Cash Used In Operating Activities          $  (237,004)     $  (310,135)
                                                   -----------      -----------

                         CANDIE'S, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JULY 31,
                              (unaudited) (CONT'D.)

                                                 1995          1994
                                               --------      ------

CASH FLOWS FROM
 INVESTING ACTIVITIES:

 Capital Expenditures                          $ (2,811)     $ (1,116)
                                               --------      --------
     Net Cash Used in
      Investing Activities                       (2,811)       (1,116)
                                               --------      --------

CASH FLOWS FROM
 FINANCING ACTIVITIES:
 Proceeds from Notes Payable - New Retail
   Concepts, Inc.                               600,000            --
 Repayments on Borrowings                            --       (15,000)
 Proceeds from private placements
    net of expenses                                  --       318,119
 Proceeds from exercise of warrants              37,501            --
                                               --------      --------
     Net Cash Provided By
 Financing Activities                           637,501       303,119
                                               --------      --------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                               397,686        (8,132)

CASH AND CASH EQUIVALENTS,
 beginning of period                                 --       114,153
                                               --------      --------

CASH AND CASH EQUIVALENTS,
 end of second quarter                         $397,686      $106,021
                                               ========      ========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest                                  $353,365      $439,909
                                               ========      ========

     Income Taxes                              $ 41,421      $ 30,566
                                               ========      ========

                         CANDIE'S, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JULY 31, 1995

1.  Continuing Operations

Business, Secondary Offering and Other Transactions

Candie's, Inc. the Registrant together with its subsidiaries is sometimes referred to hereinafter as Candie's or the "Company."

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

The Company designs, markets, imports and distributes a variety of moderately-priced athletic, leisure and fashion footwear for women and girls under the trademarks CANDIE'S, ASPEN AND BONGO. The Company's product line also includes a wide variety of workboots, hiking shoes and men's leisure shoes designed, marketed and distributed by the Company's wholly-owned subsidiary, Bright Star Footwear, Inc. ("Bright Star").

(i)  Secondary Offering

The Company completed an offering of its common stock (the "Secondary Offering") on February 23, 1993. Upon the effectiveness of the Secondary Offering, the Company's stockholders approved the following: (1) a change in the company's name from Millfeld Trading Co., Inc., to Candie's, Inc., (2) a 1 for 4.5 reverse stock split of its common stock for which retroactive effect has been given in the financial statements, and (3) a quasi-reorganization.

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

(iii) The El Greco Transactions

Upon the closing of the Secondary Offering, the Company and El Greco, Inc., an affiliated company, consummated the following transactions (the "El Greco

                         CANDIE'S, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JULY 31, 1995

Transactions"): (i) El Greco received 900,000 shares of the Company's common stock; (ii) El Greco transferred the trademarks "CANDIE'S," "ACTION CLUB," "FULLMOON" and "SUGAR BABIES" (collectively, the "Trademarks"), and all of its business operations associated with the Trademarks, to the Company; (iii) El Greco assigned all of its preexisting agreements with licensees of the Trademarks to the Company; (iv) the Company issued to El Greco a subordinated note in the principal amount of $325,000, plus interest payable quarterly at the "prime interest rate" (as defined) (the "El Greco Note"); and (v) the Company paid El Greco's expenses, including attorney's fees relating to the El Greco Transactions, in the sum of $75,000 from the proceeds of the offering. In May 1994, the El Greco Note was satisfied.

Upon the closing of the El Greco Transactions, the Company ceased to be a licensee and acquired actual ownership of the Candie's trademark.

In conjunction with the closing of the Secondary Offering and the transfer of the Trademarks from El Greco to the Company, El Greco's operations were merged into the operations of New Retail Concepts, Inc. ("NRC"), a significant shareholder of the Company and an entity in which the Company's President is a principal stockholder.

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

A quasi-reorganization, often referred to as "Fresh Start Accounting," is an accounting procedure which accomplishes, with respect to the Company's accounts and financial statements, what might have been accomplished in reorganization by legal proceedings. The Company's assets, liabilities and capital accounts were adjusted to eliminate the stockholders' deficiency. On completion of the readjustments, the Company's accounts and financial statements were substantially similar to those of a new company commencing business. The Company believes the quasi-reorganization was appropriate because on completion of the

                         CANDIE'S, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JULY 31, 1995


Debenture Conversion and the Debt Restructuring and installation of a new management team, the Company had substantially reduced its outstanding indebtedness, which to a great extent was incurred in connection with the discontinuance of certain footwear products had formulated revised operating plans and as a result thereof would be able to devote its resources to its continuing operations and development of the Trademarks.

2. Summary of Significant Account Policies

Basis of Presentation

Going Concern

The Company's consolidated financial statements have been presented on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The liquidity of the Company and its ability to obtain financing for its operations has been adversely affected by recurring operating losses during the fiscal years ended January 31, 1992, 1993 and 1994.

Although during the quarter ended April 30, 1993 the Company successfully completed the Secondary Offering and Debt Restructuring which improved its financial condition, prior management's unresolved operating issues and vendor negotiations continued to negatively impact the Company's operations and, additionally, the Company incurred operating losses for its fiscal years ended January 31, 1994 and January 31, 1995. At July 31, 1995, the Company had a substantial working capital deficit. The operating losses of prior years have resulted in an accelerated use of funds provided by the public and private offerings of the Company's securities and adversely affected the Company's liquidity. These factors, among others raise doubt about the Company's ability to continue as a going concern.

The continuation of the Company is dependent upon the continued support of the Company's trade vendors, and institutional lenders and ultimately upon the Company achieving profitable operations. In addition, the Company may seek to raise additional capital through the sale of its equity securities. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities or any other adjustments that may be necessary should the Company be unable to continue as a going concern.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company's wholly-owned subsidiaries, Bright Star, from June 1, 1990, the effective date of the acquisition, and Ponca, Ltd. from March 15, 1994, its inception, and the Company's 60% owned subsidiary Intercontinental Trading Group, Inc. ("ITG") from

                        CANDIE'S, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 1995

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

Net Income Per Share

Net income per common share is computed on a basis of the weighted average number of common stock and common stock equivalents outstanding during each year, retroactively adjusted to give effect to all stock splits. Common stock equivalents include stock options and warrants.

Reclassifications

Certain amounts from the January 31, 1995 financial statements have been reclassified to conform to the current year's presentation.

                         CANDIE'S, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JULY 31, 1995

3. Property and Equipment

Major classes of property and equipment consist of the following:

                                    July 31,         January 31,
                                      1995             1995
                                      ----             ----
Furniture and equipment            $ 752,874        $ 750,063
Transportation                        44,443           44,443
                                   ---------       ----------
                                     797,317          794,506
Less accumulated depreciation
     and amortization                681,363          651,546
                                   ---------       ----------
Net property and equipment         $ 115,954        $ 142,960
                                   =========        =========

4. Factor Agreement

On April 2, 1993, the Company entered into an accounts receivable factoring agreement. The agreement provides the Company with the ability to borrow funds from the factor, limited to 80% of eligible accounts receivable and 50% of eligible finished goods inventory (to a maximum of $6 million in inventory) in which the factor has a security interest. The agreement also provides for the opening of documentary letters of credit (up to a maximum of $2.5 million) to suppliers, on behalf of the Company. The factor requires a deposit equal to 43% of the amount of the letter of credit to be opened. Borrowings bear interest at the rate of one and one half percent (1-1/2%) over the existing prime rate established by the Philadelphia National Bank.

Additionally, the Company is currently able to borrow $800,000 above its eligible accounts receivable and inventory formulas. This additional borrowing capacity is personally guaranteed by the Company's President. Subsequent to July 31, 1994, the Company's President personally guaranteed any and all borrowings with the factor.

Due to factor is comprised as follows:

                                     July 31,     January 31,
                                      1995            1995
                                   ----------     -----------
Accounts Receivable - assigned     $6,783,647     $ 3,478,771
Outstanding advances                7,687,218       4,640,806
                                   ----------     -----------
   Due to Factor                   $  903,571     $ 1,162,035
                                   ==========     ===========

5. Related Party Transactions

The Company entered into a Services Allocation Agreement with NRC, pursuant to which the Company will provide NRC with financial, marketing, sales and other business services for which NRC will be charged an allocation of the Company's expenses, including employees' salaries associated with such services.

                         CANDIE'S, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JULY 31, 1995

6. Leases

In April of 1994, the Company entered into a termination agreement for its former premises whereby the Company agreed to issue up to 300,000 shares and has issued 200,000 shares of its common stock to date to its former landlord. During August 1994, the Company entered into a new lease agreement and relocated its corporate headquarters to Purchase, NY.

Rent expense was approximately $118,032 and $199,050 for the six months ended July 31, 1995 and 1994, respectively. As of July 31, 1995, future net minimum lease payments under noncancellable operating lease agreements are as follows:

                         1996       $   97,000
                         1997          231,000
                         1998          255,000
                         1999          283,000
                         2000          289,000
                     Thereafter         48,000
                                   -----------
                                    $1,203,000
                                    ==========

7.  Long-Term Debt

On October 6, 1994, the Company consummated an agreement with its Institutional Lender to extinguish its outstanding indebtedness of approximately $3,378,000. As part of the extinguishment, the Company paid $555,000 of principal and approximately $140,000 of accrued interest. The Institutional Lender also received the proceeds from the sale of 322,222 shares of the Company's previously issued common stock and certain real property from the Company's former President, both previously pledged as collateral. The principal and interest payments were made from funds raised through private placements of the Company's stock completed in October 1994 (see Note 8). The extinguishment resulted in an extraordinary gain of approximately $2,702,000, net of income taxes.

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

                        CANDIE'S, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 1995

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

9. Commitments, Contingencies and Other Matters

(a) In April 1991, an action was commenced derivatively on behalf of Candie's, Inc. against certain of the Company's former directors and the Company as a nominal defendant (the "Defendants"). The complaint alleges that the Company's actions in connection with a public offering to exchange warrants for the Company and the reacquisition of ITG were detrimental to the Company's financial condition. The plaintiff seeks an accounting by the Company and payment by the Board of Directors of an unspecified amount of damages. In September 1991, the Defendants moved to dismiss the complaint for failure to state a cause of action. The motion was granted in October 1991 based upon the court's mistaken belief that the plaintiff had defaulted with respect to the motion. The parties agreed to reinstate the motion in June 1992 and the motion has again been submitted to the Court for its determination. The Company and the individual defendants intend to vigorously defend the action.

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

(c) In October of 1994, a former employee of the Company and NRC commenced an action in the United States District Court for the Southern District of New York against the Company and NRC, alleging the existence and breach of employment agreements with NRC and assumption of the agreements by the Company. The former

                        CANDIE'S, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 1995

employee is claiming damages for unpaid compensation, bonuses and unreimbursed expenses aggregating in excess of $500,000. On June 21, 1995, this suit was settled for (i) $226,000, payable in 36 equal semimonthly installments over eighteen months, which was allocated equally to the Company and NRC and (ii) NRC agreed to acquire 495,000 shares of NRC's common stock held by the plaintiff for $105,000. Provision for the Company's pro rata share of the settlement ($113,000) is included in the financial statements. The Company and NRC are jointly and severally liable for the $226,000 settlement. If the Company is sold or merged, substantially liquidated or disposed of or files bankruptcy, the entire amount due under the settlement agreement becomes immediately due and payable. Further, if any of the above conditions happen to NRC, one-half of the amount due becomes immediately due and payable.

(d) During fiscal year ended January 31, 1995, the Company settled amounts due for federal and state tax liabilities in the aggregate amount of approximately $526,000. Of the remaining amounts outstanding at July 31, 1995, $209,000 will be paid during the next twelve months and $62,400 will be paid thereafter.

(e) As of July 31, 1995, the Company is obligated under employment agreements with four executives to provide aggregate minimum compensation of approximately $596,500, $921,000 and $16,667 during the fiscal years ended January 31, 1996, 1997 and 1998, respectively.

(f) The Company has been advised by the Staff of the Securities and Exchange Commission (the "Commission") that the Commission has authorized the Staff to commence an administrative proceeding against the Company with respect to alleged violations of Section 5 of the Securities Act of 1993 in connection with the Company's 1993 Regulation S Offering (the "Offering") of shares of common stock in the aggregate amount of $2,000,000. The Company believes that the outcome of any proceeding which the Commission may bring against it in connection with the Offering will not have a material adverse affect on the Company or its financial condition.

(g) As of February 1, 1995, the Company is operating under an exclusive licensing arrangement which enables the Company to sell footwear in North America bearing the BONGO trademark. The Company paid a $200,000 minimum fee, and is required to pay additional minimum amounts totaling $820,000 over a three and one-half year period. The agreement provides for the Company to pay additional royalties, based on percentages of sales, exceeding minimum amounts, as defined.

(h) On February 1, 1995, the Company entered into a financing agreement with NRC, an affiliated entity. Pursuant to the financing agreement, the Company borrowed $600,000 from NRC and issued promissory notes (with interest payable at the prime rate) to NRC in the principal amounts of $400,000 (due September 30,
1995) and $200,000 (due February 1, 1996) and issued to NRC warrants to purchase 700,000 shares of the Company's common stock (exercisable at an initial price of $1.2375 per share). The $200,000 note has been repaid. As collateral for the Company's obligations under the financing agreement, the Company granted to NRC a security interest in all of the assets of the Company and its subsidiaries,

                        CANDIE'S, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 1995

subject to a first lien on such assets in favor of the Company's factor or other lender, as defined.

10. Settlement Agreements

As a result of settlements of litigations and certain other obligations, the Company is obligated at July 31, 1995 to pay an aggregate total of $329,700 of which $72,800 is included in other non-current liabilities.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended July 31, 1995

Landed sales (sales of products which are acquired by the Company) of Candie's branded footwear increased by $6,585,841 (118%) for the three months ended July 31, 1995 over the three month period ended July 31, 1994 primarily because of increased market acceptance of Candie's and BONGO footwear products and the introduction of BONGO footwear products. Landed sales generated through Ponca, Ltd., one of the Company's wholly-owned subsidiaries, increased to $4,470,269 during the three months ended July 31, 1995 from $950,422 during the comparable 1994 period. Ponca commenced operations in the fiscal quarter ended July 31, 1994.

The gross profit on landed sales increased by $1,274,835 from $655,110 to $1,929,945 for the three months ended July 31, 1995 over the three month period ended July 31, 1994 as a result of increased sales of Candie's footwear products. The gross profit percentage on landed sales increased from 11.8% for the three months ended July 31, 1994 to 15.9% for the quarter ended July 31, 1995. The factors which contributed to the increase in gross profit included, among others, the Company's ability to obtain from certain suppliers volume discounts on purchased merchandise, a decrease in inventory markdowns due to wider brand acceptance, and tighter internal controls which resulted in a reduction in the rate of customers' chargebacks and deductions.

Commission and licensing income for the three months ended July 31, 1995 increased by $227,473 (16%) over the same period last year primarily because of increased sales of footwear on a "first cost basis". When products are sold on a first cost basis the Company acts as agent for its customers in supervising the design and production of products. In return the Company generally receives a commission based on a percentage of the sales price ranging from 6%-12%.

Selling expenses increased by $205,854 (21%) for the three months ended July 31, 1995 as compared to the three months ended July 31, 1994 primarily as a result of the increase in sales volume of the Candie's footwear line.

General and Administrative expenses increased by $215,679 for the three months ended July 31, 1995 as compared to the same period in 1994. Those costs increased primarily due to increases in bonus and bad debt expenses.

Operating income increased from $408,705 for the three months ended July 31, 1994 to $1,489,480 for the three months ended July 31, 1995. The $1,080,775 increase was due to a significant increase in sales coupled with an increase in the Company's gross profit percentage on those sales.

Interest expense increased by $52,577 for the three months ended July 31, 1995 as compared to the same period last year. The increase was primarily due to two factors. The Company's sales growth required an increase in borrowings under the Factor Agreement (see Note 4 of Notes to Consolidated Financial Statements) and an increase in the prime rate of between 1.5%-2.0% over the corresponding period last year.

As a result of the foregoing, the Company's net income for the three months ended July 31, 1995 increased to $1,105,645 from $997,984 for the corresponding period ended July 31, 1994.

Six Months Ended July 31, 1995

Landed sales of Candie's branded footwear increased by 8,226,908 (89%) for the six months ended July 31, 1995 over the six month period ended July 31, 1994 primarily because of increased market acceptance of Candie's and BONGO footwear products. One of the Company's subsidiaries, Ponca, Ltd., accounted for
$3,641,631 of the increase as Ponca's landed sales increased to $4,592,053 during the six-months ended July 31, 1995 from $950,422 during the comparable 1994 period. Ponca commenced operations in the fiscal quarter ended July 31, 1994.

The gross profit on landed sales increased by $1,817,360 from $1,175,025 to $2,992,385 for the six months ended July 31, 1995 over the six month period ended July 31, 1994 as a result of increased sales of Candie's footwear products. The gross profit percentage on landed sales increased from 12.7% for the six months ended July 31, 1994 to 17.1% for the six months ended July 31, 1995. The factors which contributed to the increase in gross profit included, among others, the Company's ability to obtain from certain suppliers volume discounts on purchased merchandise, a decrease in inventory markdowns due to wider brand acceptance, and tighter internal controls which resulted in a reduction in the rate of customers' chargebacks and deductions.

Commission and licensing income for the six months ended July 31, 1995 increased by $155,510 (7%) over the same period last year primarily because of increased sales of footwer on a "first cost" basis. When products are sold on a first cost basis the Company acts as agent for its customers in supervising the design and production of products. In return the Company generally receives a commission based on a percentage of the sales price ranging from 6%-12%.

Selling expenses increased by $223,472 (11%) for the six months ended July 31, 1995 as compared to the six months ended July 31, 1994 primarily as a result of the increase in sales volume of the Candie's footwear line.

General and Administrative expenses increased by $175,624 for the six months ended July 31, 1995 as compared to the same period in 1994. Those costs increased primarily due to increases in bonus and bad debt expenses.

Operating income increased from a loss of $227,825 for the six months ended July 31, 1994 to income of $1,034,929 for the six months ended July 31, 1995. The increase was primarily due to an 89% increase in landed sales along with a corresponding 4.4% increase in the gross profit percentage on those sales.

Interest expense increased by $79,214 for the six months ended July 31, 1995 as compared to the same period last year. The increase was primarily due to an increase in financing under the Factor Agreement (see Note 4 of Notes to Consolidated Financial Statements), and a corresponding increase of 1.5%-2.0% in the prime rate for the period ending July 31, 1995 as compared to July 31, 1994.

As a result of the foregoing, the Company's net income for the six months ended July 31, 1995 increased to $475,926 from $336,323 for the corresponding period ended July 31, 1994.

Liquidity and Capital Resources

In the report on the Company's annual financial statements at January 31, 1995, the Company's independent certified public accountants have included an explanatory paragraph in their report on the Company's financial statements stating certain factors which raise a substantial doubt about the Company's ability to continue as a going concern.

At July 31, 1995, the Company had a working capital deficiency of $898,919 compared to a working capital deficiency of $1,541,894 at January 31, 1995. This decrease in working capital deficiency primarily results from the Company's net income for the six month period ended July 31, 1995. Accordingly, the ratio of current assets to current liabilities was .91 to 1.0 at July 31, 1995 compared to .73 to 1.0 at January 31, 1995.

The Company's cash flow from operating activities increased for the six month period ended July 31, 1995 compared to the same period of the prior year. Net cash used in operating activities totaled $237,004 for the six months ended July 31, 1995 compared to net cash used in operating activities of $310,135 for the six months ended July 31, 1994. The decrease resulted primarily from the Company's operating income for the 1995 period. Cash provided by financing activities increased by $334,382 for the six months ended July 31, 1995 compared to the six months ended July 31, 1994. The increase resulted primarily from notes payable to a related company (see Note 9(h) of Notes to the Consolidated Financial Statements).

The Company's cash position increased by $291,665 to $397,686 at July 31, 1995 compared to the six months ended July 31, 1994. This increase resulted from an increase in net income for the period and an increase in notes payable to a related company.

The Company currently intends to repay the approximately $400,000 balance due New Retail Concepts, Inc. ("NRC") pursuant to the Company's financing arrangements with NRC, when such amount becomes due on September 30, 1995. If proceeds are not available for such repayment the Company will seek to obtain an extension of the due date.

Management continues to seek additional means of reducing and maintaining costs while increasing revenues. Among other actions designed to increase revenues, management is exploring ways to expand markets for existing products while considering the ability to generate revenues from new products or product lines. The Company is also seeking ways to offset any decrease in revenues from existing product lines, such as that experienced by Bright Star as a result of a recent trend toward direct placement of shoes to overseas factories through customers' subsidiaries which has resulted in a decline in commission revenue.

Management is also concentrating on ways to increase the Company's liquidity. As part of the aforementioned strategies, management has obtained from Congress Talcott, its factor, an increase in its credit line from $7,500,000 to $10,000,000. Congress also agreed to lend up to $6,000,000 against eligible inventory (increased from $5,000,000). The Company has also been able to negotiate open account shipments from certain overseas factories on payment terms of 30-60 days. This will allow the Company to purchase certain goods without the need to obtain letters of credit. The Company has also entered into an arrangement with a buying agent to assist in reducing the cost of merchandise purchased from overseas factories. Management believes that its on-going cost containing efforts, plus the support of its trade vendors and institutional lenders, will provide the Company with sufficient working capital for the next twelve months. However, there can be no assurance that the Company will be able to generate sufficient funds to meet future operating expenses and the Company may, therefore, be required to seek to obtain additional financing from, among other sources, institutional lenders and the sale of its securities. There can be no assurance that if required, the Company will be able to obtain any such financing.

                                 CANDIE'S, INC.

                           PART II - Other Information

Item 1. Legal Proceedings

In October of 1994, a former employee of the Company and NRC commenced an action in the United States District Court for the Southern District of New York against the Company and NRC, alleging the existence and breach of employment agreements with NRC and assumption of the agreements by the Company. The former employee claimed damages for unpaid compensation, bonuses and unreimbursed expenses aggregating in excess of $500,000. On June 21, 1995, this suit was settled for (i) $226,000, payable in 36 equal semimonthly installments over eighteen months, which was allocated equally to the Company and NRC and (ii) NRC agreed to acquire 495,000 shares of NRC's common stock held by the plaintiff for $105,000. Provision for the Company's pro rata share of the settlement ($113,000) is included in the Company's financial statements. The Company and NRC are jointly and severally liable for the $226,000 settlement. If the Company is sold or merged, substantially liquidated or disposed of or files bankruptcy, the entire amount due under the settlement agreement becomes immediately due and payable. Further, if any of the above conditions happen to NRC, one-half of the amount due becomes immediately due and payable.

Items 2-5.

         None.

Item 6.

     a)  Exhibit 27.  Financial Data Schedule

     b)  Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended July 31, 1995. However, a report on Form 8-K for the event dated July 31, 1995 was filed in August 1995 under Item 5 of Form 8-K in order to file certain unaudited balance sheet information which was required by Nasdaq for continued inclusion of the Company's securities in the Nasdaq system.

                                 CANDIE'S, INC.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

                                                 CANDIE'S, INC.
                                                 (Registrant)

DATED: September 13, 1995                     By: \s\ NEIL COLE
                                                 ----------------------------
                                                 NEIL COLE
                                                 President and
                                                 Chief Executive Officer
                                                 (Principal Executive and
                                                 Accounting Officer)