Form 10QSB
period 1995-10-31
CANDIES INC
filed 1995-12-15
CIK 857737

WASHINGTON, D.C. 20549

                                 FORM 10-QSB
(Mark One)

X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended October 31, 1995

     or

     Transition Report pursuant to Section 13 or 15 (d) of the
     Securities  Exchange Act of 1934

For the transition period from                    to

Commission file Number    0-10593

                               CANDIE'S, INC.
      (Exact name of small business issuer as specified in its charter)

       Delaware                                 11-2481903
(State or other jurisdiction of              I.R.S. Employer
incorporation or organization)               Identification No.)

             2975 Westchester Avenue, Purchase, New York  10577
                  (Address of principal executive offices)

                                (914)694-8600
              (Issuer's telephone number, including area code)


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

     YES    X                                   NO
                    APPLICABLE ONLY TO CORPORATE ISSUERS
The number of shares of the registrant|s Common Stock, $.001 par value, outstanding as of December 15, 1995 excluding treasury shares): 8,265,995

Transitional small business disclosure format (check one):

     YES                                       NO    X










                       CANDIE'S, INC. AND SUBSIDIARIES
                            INDEX TO FORM 10-QSB
                    FOR THE PERIOD ENDED OCTOBER 31, 1995


                                                                    PAGE
PART I.  FINANCIAL INFORMATION

     ITEM 1.  Financial Statements

     Condensed Consolidated Balance Sheets at October 31, 1995
       and January 31, 1995                                          3-4

     Condensed Consolidated Statements of Operations for the
       Three Months Ended October 31, 1995 and 1994                    5

     Condensed Consolidated Statements of Operations for the
       Nine Months Ended October 31, 1995 and 1994                     6

     Condensed Consolidated Statement of Stockholders Equity
       for the Nine Months Ended October 31, 1995                      7

     Condensed Consolidated Statements of Cash Flows for
       the Nine Months Ended October 31, 1995 and 1994               8-9

     Notes to Condensed Consolidated Financial Statements          10-17

     ITEM 2.

     Management's Discussion and Analysis of Financial
       Condition and Results of Operations                         18-20

ART II.  OTHER INFORMATION                                            21

SIGNATURES                                                            21

                                   PART I

Item  1.
                       CANDIE'S, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                                             OCTOBER 31,      JANUARY 31,
                                                 1995            1995

ASSETS

CURRENT ASSETS:
  CASH AND CASH EQUIVALENTS                  $   207,227       $       --
  RESTRICTED CASH                                     --          100,000
  ACCOUNTS RECEIVABLE
   net allowances of $254,092 and $45,000
   at October 31, 1995 and January 31, 1995      663,908          583,911
  INVENTORIES                                  3,485,826        3,269,158
  PREPAID EXPENSES                             1,011,685          151,195
  OTHER CURRENT ASSETS                           136,313               --

TOTAL CURRENT ASSETS                           5,504,959        4,104,264

PROPERTY AND EQUIPMENT:
   LESS ACCUMULATED DEPRECIATION
   AND AMORTIZATION (Note 3)                     138,293          142,960

OTHER ASSETS:
  NON-COMPETITION AGREEMENTS                     384,408          414,234
  TRADEMARK                                    4,902,170        5,114,282
  OTHER                                          459,776          514,274

  TOTAL OTHER ASSETS                           5,746,354        6,042,790

TOTAL ASSETS                                 $11,389,606      $10,290,014

                       CANDIE'S, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

                                             OCTOBER 31,     JANUARY 31,
                                                1995            1995

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  ACCOUNTS PAYABLE                           $ 3,349,303     $ 1,820,598
  PAYABLE FOR INVENTORY IN TRANSIT               705,273       1,105,845
  DUE TO FACTOR (Note 4)                         410,797       1,162,035
  ACCRUED LITIGATION EXPENSE                          --         100,000
  ACCRUED EXPENSES AND TAXES                   1,230,633       1,394,253
  ACCRUED U.S. CUSTOMS DUTIES (Note 9)            55,383          63,427

  TOTAL CURRENT LIABILITIES                    5,751,389       5,646,158

OTHER NONCURRENT LIABILITIES                      25,111         206,213
ACCRUED U.S. CUSTOMS DUTIES (Note 9)               2,140          45,746

  TOTAL LIABILITIES                            5,778,640       5,898,117

STOCKHOLDERS' EQUITY:
  PREFERRED STOCK, $.01 PAR VALUE - SHARES
   AUTHORIZED 5,000,000; NONE ISSUED OR
   OUTSTANDING
  COMMON STOCK, $.001 PAR VALUE - SHARES
   AUTHORIZED: 30,000,000
   ISSUED 8,742,034 AT October 31, 1995
   AND 8,709,425 AT January 31, 1995               8,742           8,709
 ADDITIONAL PAID-IN CAPITAL                    9,200,305       9,162,837
  DEFICIT, since February 28, 1993,
(deficit eliminated $27,696,007)              (3,598,081)     (4,779,649)

  TOTAL STOCKHOLDERS' EQUITY                   5,610,966       4,391,897

TOTAL LIABILITIES AND STOCK-
 HOLDERS' EQUITY                             $11,389,606     $10,290,014

                       CANDIE'S, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTHS ENDED OCTOBER 31,
                                 (unaudited)

                                         1995                1994

LANDED SALES                         $ 9,333,498         $ 4,826,909
COMMISSION AND
 LICENSING INCOME                      1,268,696           1,126,476
TOTAL REVENUES                        10,602,194           5,953,385

COST OF LANDED SALES                   7,401,356           4,324,481

TOTAL GROSS PROFIT                     3,200,838           1,628,904

OPERATING EXPENSES:
 SELLING EXPENSES                      1,324,304           1,159,058
 GENERAL & ADMINISTRATION EXPENSES       856,205             798,013
 REVERSAL OF ACCRUAL NO LONGER
  REQUIRED - PENSION PLAN                     --            (340,000)

   TOTAL OPERATING EXPENSES            2,180,509           1,617,071

OPERATING INCOME                       1,020,329              11,833
OTHER DEDUCTIONS:
  LOSS ON SETTLEMENT OF OBLIGATIONS           --            (155,000)
  INTEREST - NET                        (242,176)           (228,155)
  OTHER EXPENSES                              --            (131,858)

TOTAL OTHER DEDUCTIONS                  (242,176)           (515,013)

INCOME (LOSS) BEFORE TAXES AND
  EXTRAORDINARY ITEM                     778,153            (503,180)
INCOME TAXES (RECOVERY)                   72,511              (8,825)

NET INCOME (LOSS) BEFORE
  EXTRAORDINARY ITEM                     705,642            (494,355)

EXTRAORDINARY ITEM--GAIN ON
  EXTINGUISHMENT OF DEBT, NET OF
  INCOME TAXES OF $121,000                    --           2,702,175
NET INCOME                           $   705,642         $ 2,207,820

EARNINGS (LOSS) PER SHARE:
 NET INCOME (LOSS)BEFORE
  EXTRAORDINARY ITEM                      $  .07              $ (.07)
 EXTRAORDINARY ITEM--GAIN ON
   EXTINGUISHMENT OF DEBT, NET OF
   INCOME TAXES OF $.02 FOR 1994              --                 .40
NET INCOME                                $  .07              $  .33

WEIGHTED AVERAGE
 OUTSTANDING SHARES                   14,452,746           6,660,846

                       CANDIE'S, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE NINE MONTHS ENDED OCTOBER 31,
                                 (unaudited)

                                               1995         1994

LANDED SALES                               $26,793,435   $14,059,938
COMMISSION AND
 LICENSING INCOME                            3,399,892     3,413,182
TOTAL REVENUES                              30,193,327    17,473,120
COST OF LANDED SALES                        21,868,908    12,382,485

TOTAL GROSS PROFIT                           8,324,419     5,090,635

OPERATING EXPENSES:
 SELLING EXPENSES                            3,653,856     3,265,138
 GENERAL & ADMINISTRATIVE EXPENSES           2,615,305     2,381,490
 REVERSAL OF ACCRUAL NO LONGER
  REQUIRED - PENSION PLAN                           --      (340,000)

   TOTAL OPERATING EXPENSES                  6,269,161     5,306,628

OPERATING INCOME (LOSS)                      2,055,258      (215,993)
OTHER (DEDUCTIONS) AND INCOME:
  (LOSS) GAIN ON SETTLEMENT OF
   OBLIGATIONS                                (113,000)      728,249
  INTEREST - NET                              (628,079)     (534,844)
  OTHER EXPENSES                                    --      (131,858)

TOTAL OTHER (DEDUCTIONS) AND INCOME           (741,079)       61,547

INCOME (LOSS) BEFORE TAXES AND
  EXTRAORDINARY ITEM                         1,314,179      (154,446)
INCOME TAXES                                   132,611         3,586

NET INCOME (LOSS) BEFORE
  EXTRAORDINARY ITEM                         1,181,568      (158,032)

EXTRAORDINARY ITEM--GAIN ON
  EXTINGUISHMENT OF DEBT, NET OF
  INCOME TAXES OF $121,000                          --     2,702,175
NET INCOME                                 $ 1,181,568   $ 2,544,143

EARNINGS (LOSS) PER SHARE:
 NET INCOME (LOSS BEFORE EXTRAORDINARY
  ITEM                                          $  .14        $ (.03)
 EXTRAORDINARY ITEM--GAIN ON
   EXTINGUISHMENT OF DEBT, NET OF
   INCOME TAXES OF $.02 FOR 1994                    --           .47
NET INCOME                                      $  .14        $  .44

WEIGHTED AVERAGE
 OUTSTANDING SHARES                          8,542.944     5,752,943

                               CANDIE'S, INC.
          CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE NINE MONTHS ENDED OCTOBER 31, 1995
                                 (unaudited)



                     Common   Stock      Paid-In    Accumulated
                     Shares   Amount     Capital      Deficit         Total

Balance,
January 31, 1995   8,709,425  $8,709   $9,162,837   $(4,779,649)   $4,391,897

Issuance of common
 stock due to
 warrant exercise.    32,609      33       37,468             0        37,501

Net income                 0       0            0     1,181,568     1,181,568

Balance,
October 31, 1995   8,742,034  $8,742   $9,200,305   $(3,598,081)   $5,610,966

                       CANDIE'S, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE NINE MONTHS ENDED OCTOBER 31,
                                 (unaudited)




                                                 1995             1994
CASH FLOWS FROM
 OPERATING ACTIVITIES:

Net Income                                   $  1,181,568      $2,544,143
Items In Net Income
 Not Affecting Cash:
  Provision For Losses On
   Accounts Receivable                            209,092          20,500
  Depreciation and Amortization                   316,811         372,174
  Provision For Pension Costs                          --        (340,000)
  Gains on Settlement of
    Obligations                                        --      (3,551,424)
  Loss on Disposal of Fixed Assets                     --          60,755

  Increase (Decrease) In Cash
   Flows From Changes In Operations:
   Assets and Liabilities                      (1,479,933)       (380,739)

    Net Cash Provided By (Used In)
     Operating Activities                    $    227,538     $(1,274,591)

                       CANDIE'S, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE NINE MONTHS ENDED OCTOBER 31,
                            (unaudited) (CONT'D.)


                                                 1995           1994

CASH FLOWS FROM
 INVESTING ACTIVITIES:
 Capital Expenditures                          $(57,812)     $  (69,089)

   Net Cash Used in
    Investing Activities                        (57,812)        (69,089)

CASH FLOWS FROM
 FINANCING ACTIVITIES:
 Proceeds from Notes Payable - New Retail
   Concepts, Inc.                               600,000              --
 Repayments of Notes Payable - New Retail
   Concepts, Inc.                              (600,000)             --
 Net Payments under Revolving Credit
   Agreement                                         --        (570,000)
 Proceeds from private placements
   net of expenses                                   --       2,009,319
 Proceeds from exercise of warrants              37,501              --
   Net Cash Provided By
    Financing Activities                         37,501       1,439,319

NET INCREASE IN CASH AND
 CASH EQUIVALENTS                               207,227          95,639

CASH AND CASH EQUIVALENTS,
 beginning of period                                 --         114,153

CASH AND CASH EQUIVALENTS,
 end of the period                             $207,227      $  209,792


SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest                                  $567,532      $  813,525
     Income Taxes                              $ 53,757      $   49,310

                      CANDIE'S, INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              October 31, 1995

1. Continuing Operations

Business, Secondary Offering and Other Transactions

Candie's, Inc., the Registrant, together with its subsidiaries is sometimes referred to herein as Candie's or the "Company."

The Condensed Consolidated Financial Statements included herein are unaudited and include all adjustments which are in the opinion of management, necessary for a fair presentation of the results of operations of the interim period pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included under generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures in such financial statements are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company's Financial Statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 1995.

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

(i)Secondary Offering

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

(ii)Debenture Conversion

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

                      CANDIE'S, INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              October 31, 1995

(iii)The El Greco Transactions

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

(iv) Institutional Lender-Forgiveness ("Debt Restructuring")

At the closing of the Secondary Offering, the Company's Institutional Lender agreed to restructure the Company's indebtedness which aggregated approximately $11,190,000, including accrued interest at February 28, 1993. Such Debt Restructuring included the forgiveness of approximately $5,940,000 of such debt and the restructuring of the payment terms relating to the remaining principal amount of such loans. As a result of and upon the completion of the Debt Restructuring, the Company's outstanding indebtness (excluding letters of credit) to the Institutional Lender totaled approximately $5,250,000 at February 28, 1993.

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

                      CANDIE'S, INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              October 31, 1995

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

Although during the quarter ended April 30, 1993 the Company successfully completed the Secondary Offering and Debt Restructuring which improved its financial condition, prior management's unresolved operating issues and vendor negotiations continued to negatively impact the Company's operations and, additionally, the Company incurred operating losses for its fiscal years ended January 31, 1994 and January 31, 1995. At October 31, 1995, the Company had a working capital deficit of $246,430. The operating losses of prior years have resulted in an accelerated use of funds provided by the public and private offerings of the Company's securities and adversely affected the Company's liquidity. These factors, among others raise doubt about the Company's ability to continue as a going concern.

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



Principles of Consolidation

The consolidated  financial statements  include the accounts of the Company's
wholly-owned subsidiaries  and a  60% subsidiary.   All material intercompany
accounts and transactions are eliminated.

                      CANDIE'S, INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              October 31, 1995

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

Earnings Per Share

Earnings per common share is computed based on the modified treasury stock method which considers the weighted average number of common stock and common stock equivalents outstanding during each year, retroactively adjusted to give effect to all stock splits. Common stock equivalents include stock options and warrants reduced by the shares which could be purchased with the assumed proceeds from such shares. Common stock equivalents that have an antidilutive effect on earnings per share are not included in the calculation.

Reclassifications

Certain amounts from the prior years' financial statements have been reclassified to conform to the current year's presentation.


3. Property and Equipment

Major classes of property and equipment consist of the following:

                      CANDIE'S, INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              October 31, 1995

                                        October 31,  January 31,
                                           1995         1995
Furniture and equipment                  $ 807,874     $ 750,063
Transportation                              20,750        44,443
                                           828,624       794,506
Less accumulated depreciation
 and amortization                          690,331       651,546

Net property and equipment               $ 138,293     $ 142,960

4. Factor Agreement

In April 1993, the Company entered into an accounts receivable factoring agreement ("Factor Agreement"). The agreement provides the Company with the ability to borrow funds from the factor, limited to 85% (increased from 80% in August 1995) of eligible accounts receivable and up to 50% of eligible finished goods inventory (to a maximum of $6 million in inventory) in which the factor has a security interest. The agreement also provides for the opening of documentary letters of credit (up to a maximum of $2.5 million) to suppliers, on behalf of the Company. The factor requires a deposit equal to 43% of the amount of the letter of credit to be opened. Borrowings bear interest at the rate of one and one half percent (1-1/2%) over the existing prime rate established by the Philadelphia National Bank. The Company's President personally guarantees any and all borrowings with the factor.

Due to Factor is comprised as follows:

                                       October 31,   January 31,
                                          1995          1995
Accounts Receivable - assigned         $5,972,752    $3,478,771
Outstanding advances                    6,383,548     4,640,806
   Due to Factor                       $  410,797    $1,162,035

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

                      CANDIE'S, INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              October 31, 1995

Rent expense was approximately $177,095 and $205,229 for the nine months ended October 31, 1995 and 1994, respectively. As of October 31, 1995, future net minimum lease payments under noncancellable operating lease agreements are as follows:


               1996           $   58,000
               1997              231,000
               1998              255,000
               1999              283,000
               2000              289,000
               Thereafter         48,000
                              $1,164,000

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

                      CANDIE'S, INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              October 31, 1995

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

The Company paid $813,672 to U.S. Customs in October 1991. In August 1992, the Company and U.S. Customs reached an agreement whereby the Company was to pay an additional $1,000,000 to relieve the Company of all liabilities for Customs' duties, penalties and interest owed from 1986 through September 30, 1991. Such $1,000,000 was paid from the proceeds of the Secondary Offering consummated on February 23, 1993. The Company also agreed to settle all claims for Customs' duties and penalties allegedly owed for the period October 1, 1991 to December 31, 1991, by the payment of $180,000 plus interest, commencing July 1, 1993, at the rate of $5,000 per month for 40 months.


(c) In October of 1994, a former employee of the Company and NRC commenced an action in the United States District Court for the Southern District of New York against the Company and NRC, alleging the existence and breach of employment agreements with NRC and assumption of the agreements by the Company. The former employee is claiming damages for unpaid compensation, bonuses and unreimbursed expenses aggregating in excess of $500,000. On June 21, 1995, this suit was settled for (i) $226,000, payable in 36 equal semimonthly installments over eighteen months, which was allocated equally to the Company and NRC and (ii) NRC agreed to acquire 495,000 shares of NRC's common stock held by the plaintiff for $105,000. Provision for the Company's pro rata share of the settlement of $113,000 is included in the financial
statements.   The Company  and NRC  are jointly  and severally liable for the

                      CANDIE'S, INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              October 31, 1995

$226,000 settlement. If the Company is sold or merged, substantially liquidated or disposed of or files bankruptcy, the entire amount due under the settlement agreement becomes immediately due and payable. Further, if any of the above conditions happen to NRC, one-half of the amount due becomes immediately due and payable.

(d) During fiscal year ended January 31, 1995, the Company settled amounts due for federal and state tax liabilities in the aggregate amount of approximately $526,000. As of October 31, 1995 all such tax liabilities have been repaid.

(e) The Company has been advised by the Staff of the Securities and Exchange Commission (the "Commission") that the Commission has authorized the Staff to commence an administrative proceeding against the Company with respect to alleged violations of Section 5 of the Securities Act of 1993 in connection with the Company's 1993 Regulation S Offering (the "Offering") of shares of common stock in the aggregate amount of $2,000,000. The Company believes that the outcome of any proceeding which the Commission may bring against it in connection with the Offering will not have a material adverse affect on the Company or its financial condition.

(f) As of February 1, 1995, the Company is operating under an exclusive licensing arrangement which enables the Company to sell footwear in North America bearing the BONGO trademark. The Company paid a $200,000 minimum fee, and is required to pay additional minimum amounts totaling $820,000 over a three and one-half year period. The agreement provides for the Company to pay additional royalties, based on percentages of sales, exceeding minimum amounts, as defined.

(g) On February 1, 1995, the Company entered into a financing agreement with NRC, an affiliated entity. Pursuant to the financing agreement, the Company borrowed $600,000 from NRC and issued promissory notes with interest payable at the prime rate and issued to NRC warrants to purchase 700,000 shares of the Company's common stock (exercisable at an initial price of $1.2375 per share). As of October 31, 1995, the $600,000 promissory notes have been repaid.



10.  Settlement Agreements

As a result of settlements of litigations and certain other obligations, the Company is obligated at October 31, 1995 to pay an aggregate total of $303,522 of which $14,694 is included in other non-current liabilities.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended October 31, 1995

Landed sales (sales of products which are acquired by the Company) of branded footwear increased to $9,333,498 for the three months ended October 31, 1995 as compared with $4,826,909 for the three month period ended October 31, 1994. The $4,506,589 (93%) increase was primarily due to increased market acceptance of Candie's footwear products and the introduction of footwear products bearing the BONGO trademark.

The gross profit on landed sales increased by $1,429,712 from $502,428 to $1,932,142 for the three months ended October 31, 1995 over the three month period ended October 31, 1994 as a result of increased sales of Candie's footwear products. The gross profit percentage on landed sales increased from 10.4% for the three months ended October 31, 1994 to 20.7% for the quarter ended October 31, 1995. The factors which contributed to the increase in gross profit included, among others, the Company's ability to obtain from certain suppliers volume discounts on purchased merchandise, a decrease in inventory markdowns due to wider brand acceptance, and tighter internal controls which resulted in a reduction in the rate of customers' chargebacks and deductions.

Commission and licensing income for the three months ended October 31, 1995 increased by $142,220 (12.6%) over the same period last year primarily because of increased sales of footwear on a "first cost basis." When products are sold on a first cost basis, the Company acts as agent for its customers in supervising the design and production of products. In return, the Company generally receives a commission based on a percentage of the sales price.

Selling expenses as a percentage of sales decreased for the three months ended October 31, 1995 as compared to the three months ended October 31, 1994.

General and Administrative expenses as a percentage of sales decreased for the three months ended October 31, 1995 as compared to the same period in 1994.

Operating income increased from $11,833 for the three months ended October 31, 1994 to $1,020,329 for the three months ended October 31, 1995. The $1,008,496 increase was due to a significant increase in sales coupled with an increase in the Company's gross profit percentage on those sales.

Interest expense increased by $14,021 for the three months ended October 31, 1995 as compared to the same period last year. The increase was primarily due to the Company's sales growth which required an increase in borrowings under the Factor Agreement (see Note 4 of Notes to Condensed Consolidated Financial Statements).

As a result of the foregoing, the Company's net income before extraordinary items for the three months ended October 31, 1995 increased to $705,642 from a net loss of $494,355 for the corresponding period ended October 31, 1994.

Nine Months Ended October 31, 1995

Landed sales of branded footwear increased to $26,793,435 for the nine months ended October 31, 1995 as compared with $14,059,938 for the nine month period ended October 31, 1994. The $12,733,497 (91%) increase was primarily due to increased market acceptance of Candie's footwear products.

The gross profit on landed sales increased by $3,247,074 from $1,677,453 to $4,924,527 for the nine months ended October 31, 1995 over the nine month period ended October 31, 1994 as a result of increased sales of Candie's footwear products. The gross profit percentage on landed sales increased from 11.9% for the nine months ended October 31, 1994 to 18.4% for the nine months ended October 31, 1995. The factors which contributed to the increase in gross profit included, among others, the Company's ability to obtain from certain suppliers volume discounts on purchased merchandise, a decrease in inventory markdowns due to wider brand acceptance, and tighter internal controls which resulted in a reduction in the rate of customers' chargebacks and deductions.

Selling expenses as a percentage of sales decreased for the nine months ended October 31, 1995 as compared to the nine months ended October 31, 1994.

General and Administrative expenses as a percentage of sales decreased for the nine months ended October 31, 1995 as compared to the nine months ended Ocotber 31, 1994.

Operating income increased from a loss of $215,993 for the nine months ended October 31, 1994 to income of $2,055,258 for the nine months ended October 31, 1995. The increase was primarily due to a 91% increase in landed sales along with a corresponding 6.5% increase in the gross profit percentage on those sales.

Interest expense increased by $93,235 for the nine months ended October 31, 1995 as compared to the same period last year. The increase was primarily due to an increase in financing under the Factor Agreement (see Note 4 of Notes to Consolidated Financial Statements).

As a result of the foregoing, the Company's net income before extraordinary items for the nine months ended October 31, 1995 increased to $1,181,568 from a loss of $158,032 for the corresponding period ended October 31, 1994.


Liquidity and Capital Resources

In the report on the Company's annual financial statements at January 31, 1995, the Company's independent certified public accountants have included an explanatory paragraph in their report on the Company's financial statements stating certain factors which raise a substantial doubt about the Company's ability to continue as a going concern.

At October 31, 1995, the Company had a working capital deficiency of $246,430 compared to a working capital deficiency of $1,541,894 at January 31, 1995. This increase in working capital primarily results from the Company's net income for the nine month period ended October 31, 1995. Accordingly, the ratio of current assets to current liabilities was .96 to
1.0 at  October 31,  1995 compared to .73 to 1.0 at January 31, 1995.

The Company's cash flow from operating activities increased for the nine month period ended October 31, 1995 compared to the same period of the prior year. Net cash provided by operating activities totaled $227,538 for the nine months ended October 31, 1995 compared to net cash used in operating activities of $1,274,591 for the nine months ended October 31, 1994. The increase in cash frow from operating activities for the 1995 period resulted primarily from the Company's income before extraordinary item.

The Company had $207,227 in cash and cash equivalents at October 31, 1995 compared to $209,792 at October 31, 1994. The restricted cash of $100,000 held at October 31, 1994 was released in connection with the settlement of a legal action against the Company.

Management continues to seek additional means of reducing and maintaining costs while increasing revenues. Among other actions designed to increase revenues, management is exploring ways to expand markets for existing products while considering the ability to generate revenues from new products or product lines. Management is also concentrating on ways to increase the Company's liquidity. As part of the aforementioned strategies, management has obtained from Congress Talcott, its factor, an increase in its credit line from $7,500,000 to $10,000,000. Congress has also agreed to lend up to 50% of eligible inventory of $6,000,000 (increased from $5,000,000). The Company has also been able to negotiate open account shipments from certain overseas factories on payment terms of 30-60 days. This will allow the Company to purchase certain goods without the need to obtain letters of credit. The Company has also entered into an arrangement with a buying agent to assist in reducing the cost of merchandise purchased from overseas factories. Management believes that its on-going cost containment efforts, plus the support of its trade vendors and institutional lenders, will provide the Company with sufficient working capital for the next twelve months. However, there can be no assurance that the Company will be able to generate sufficient funds to meet future operating expenses and the Company may, therefore, be required to seek additional financing from, among other sources, institutional lenders and the sale of its securities. There can be no assurance that if required, the Company will be able to obtain any such financing.

                        PART II - Other Information


Item 1.    Legal Proceedings

     In December 1995 the United States District Court for the Southern District of New York approved the settlement of an action instituted in July 1992 against the Company and its former directors by the Food and Allied Service Trades Department, AFL-CIO, and on behalf of the class of all other similarly situated stockholders. The settlement requires the Company to make a $100,000 cash payment to the plaintiffs and to issue to the plaintiffs that number of shares of its Common Stock (up to a maximum of 600,000 shares) which would allow the plaintiffs to realize an additional $550,000 upon their sale over a two-year period. If the plaintiffs do not realize $550,000 from the sale of such shares, the Company will be required to pay to the plaintiffs the amount of the shortfall.


Items 2-5.
                         None.


Item 6.

(a)  Exhibits

11  -  Computation of earnings per common share.

27  -  Financial Data Schedule.

(b) Reports on Form 8-K

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

                                                 CANDIE'S, INC.
                                                 (Registrant)


DATED: December 15, 1995                         By:  /s/ Neil Cole
                                                   NEIL COLE
                                                   President and
                                                   Chief Executive Officer
                                                   (Principal Executive and
                                                   Accounting Officer)

                               EXHIBIT INDEX



Exhibit No.       Description                                         Page

    11         Computation of Earnings per Share                        23
                (Three months ended October 31, 1995 and 1994)

               Computation of Earnings per Share                        24
                (Nine months ended October 31, 1995 and 1994)

    27         Financial Data Schedule                                  25

                                                             Exhibit 11
                                                             Page 1

                               CANDIE'S, INC.
                     COMPUTATIONS OF EARNINGS PER SHARE

                                              Three Months Ended
                                     October 31, 1995      October 31, 1994
Income (Loss) before
 extraordinary item                     $  705,642              ($  494,355)

Extraordinary item
 Gain on Debt extinguishment                  -                   2,702,175

Net Income                                 705,642                2,207,820

Earnings Per Share Income
 from investment of excess
 proceeds on exercise of
 common stock equivalents                  337,190                      -

TOTAL EPS INCOME                        $1,042,832               $2,207,820


Weighted average number
 of shares outstanding                  14,452,746                6,660,846


Earnings (Loss) Per Share

Net Income (Loss) Before
 Extraordinary item                        $0.07                    ($0.07)

Extraordinary item-Gain on
 extinguishment of debt, net of
 income taxes of $.02 for 1994               -                       $0.40

NET INCOME PER SHARE                       $0.07                     $0.33

                                                             Exhibit 11
                                                             Page 2

                               CANDIE'S, INC.
                     COMPUTATIONS OF EARNINGS PER SHARE

                                               Nine Months Ended
                                     October 31, 1995      October 31, 1994
Income (Loss) before
 extraordinary item                     $1,181,568              ($  158,032)

Extraordinary item
 Gain on Debt extinguishment                  -                   2,702,175

Net Income                               1,181,568                2,544,143

Earnings Per Share Income
 from investment of excess
 proceeds on exercise of
 common stock equivalents (1)                  -                        -

TOTAL EPS INCOME                        $1,181,568               $2,544,143


Weighted average number
 of shares outstanding                   8,542,944                5,752,944


Earnings (Loss) Per Share

Net Income (Loss) Before
 Extraordinary item                        $0.14                    ($0.03)

Extraordinary item-Gain on
 extinguishment of debt, net of
 income taxes of $.02 for 1994               -                       $0.47

NET INCOME PER SHARE                       $0.14                     $0.44

(1) The Modified Treasury Stock Method was not used since its results were antidilutive. Accordingly, there was no additional income included in earnings per share for investment of proceeds upon the exercise of common stock equivalents.