Form 10KSB/A
period 1995-01-31
CANDIES INC
filed 1996-01-05
CIK 857737

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                  FORM 10-KSB/A
                         AMENDMENT NO. 1 to FORM 10-KSB


(Mark One)

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the fiscal year ended January 31, 1995

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from            to

Commission File Number 0-10593

                                 CANDIE'S, INC.
                 (Name of small business issuer in its charter)

           Delaware                                               11-2481903
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

2975 Westchester Avenue, Purchase, New York                         10577
(Address of principal executive offices)                          (Zip Code)

Issuer's telephone number, including area code:  (914) 694-8600

Securities registered under Section 12(b) of the Exchange Act:

                                                       Name of each exchange
Title of each class                                    on which registered
-------------------                                    -------------------
     None                                              Not Applicable

Securities registered under Section 12(g) of the Exchange Act:

        Common Stock, $.001 par value and Common Stock Purchase Warrants
                                (Title of Class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

     Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The  issuer's  revenues  for  the  fiscal year ended January 31, 1995 were:
$24,192,133.

     The aggregate market value of the voting stock held by non-affiliates of the registrant (based upon the closing sale price) on May 9, 1995 was approximately $8,844,000.

     As of May 9, 1995, 8,233,386 shares of Common Stock, par value $.001 per share were outstanding.

     Transitional Small Business Disclosure Format (check one):

                               Yes____     No  X

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----
                                     PART I


Item 1.  Description of Business..........................................   1
Item 2.  Description of Properties........................................   9
Item 3.  Legal Proceedings................................................   9
Item 4.  Submission of Matters to a Vote of Security-Holders..............  11

                                     PART II

Item 5.  Market for Common Equity and Related Stock
         Holder Matters...................................................  12
Item 6.  Management's Discussion and Analysis or Plan of Operation........  13
Item 7.  Financial Statements ............................................  21
Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........................................  21

                                    PART III

Item  9. Directors, Executive Officers, Promoters
         and Control Persons; Compliance with Section 16(a)
         of the Exchange Act .............................................  22
Item 10. Executive Compensation...........................................  24
Item 11. Security Ownership of Certain Beneficial Owners
         and Management...................................................  28
Item 12. Certain Relationships and Related Transactions...................  29
Item 13. Exhibits, List and Reports on Form 8-K...........................  32

                                     PART I

Item 1.  Business

Introduction


     Candies, Inc. and its subsidiaries (together the "Company") are engaged primarily in the design, marketing and importation of a variety of moderately-priced women's and girls' casual, outdoor and fashion footwear under the CANDIE'S(R) trademark for distribution to better department and specialty stores nationwide. The Company also licenses its CANDIE'S trademark to third parties for the sale of other products under such licenses generally pursuant to exclusion agreements and require the licensees to pay royalties, including minimum royalties, to the Company. Such licenses include licenses for the sale of children's footwear and ladies intimate apparel under the CANDIE'S trademark. The Company also arranges for the manufacture of footwear products, similar to those produced under the CANDIE'S trademark, for mass market and discount retailers, under one of the Company's other trademarks or under the private label brand of the retailer. In addition, the Company sells a variety of men's workboots, hiking boots, winter boots and outdoor casual shoes designed and marketed by the Company's wholly-owned subsidiary, Bright Star Footwear, Inc. ("Bright Star") under its private label and a brand name licensed by the Company from third parties specifically for use by Bright Star (ASPEN(R)). In February 1995, the Company entered into an agreement in principle with the owner of the BONGO(R) trademark to act as exclusive licensee to manufacture and market women's footwear in North America under the BONGO trademark for an initial period expiring July 31, 1998, which may be extended by the Company under certain circumstances, to July 31, 2001. The Company also owns the trademarks SUGAR BABIES(R), FULLMOON(R) and ACTION CLUB(R), which are not frequently used in the Company's operations.

     During its fiscal year ended January 31, 1994 ("Fiscal 1994"), the Company completed a restructuring plan (the "Restructuring Plan") which substantially reduced its liabilities, restructured the terms of continuing obligations, reduced operating costs and acquired new sources of revenue and capital funds by effecting (i) the acquisition (the "El Greco Transactions") of the CANDIE'S and certain other trademarks (the "Trademarks") and the related trademark licensing business from El Greco, Inc. ("El Greco"), a former subsidiary of New Retail Concepts, Inc. ("NRC") that was merged into NRC in 1993, by granting additional licenses for the distribution of products bearing the CANDIE'S trademark and entering into license agreements to obtain additional brand name licenses for its Bright Star division; (ii) the conversion to equity of an outstanding $3.5 million debenture ("Debt Conversion") and certain other liabilities of the Company; (iii) the restructuring of the Company's institutional debt (the "Debt Restructuring") and establishment of new credit facilities; (iv) a 1-for-4.5 reverse stock split (the "Reverse Split"); (v) sales of its securities; (vi) the settlement of outstanding U.S. Customs Service ("Customs") claims; and (vii) a quasi-reorganization of the Company's accounts (the "Quasi-Reorganization"). In addition, in March 1993, Neil Cole, President, Chief Executive Officer, a director and a principal stockholder of NRC, joined the Company as its new
Chairman  of  the  Board,  President  and  Chief  Executive Officer. See Item 6-

"Management's Discussion and Analysis or Plan of Operation -- Restructuring Plan" and Item 12- "Certain Relationships and Related Transactions".


     Although the Restructuring Plan helped improve the Company's financial condition, the Company determined that it would have to take further steps during the fiscal year ending January 31, 1995 ("Fiscal 1995") to further improve its financial condition. During Fiscal 1995, the Company completed a further series of transactions as part of a comprehensive plan (the "Financial Program") intended to significantly improve the Company's financial condition and help to ensure the Company's financial viability by substantially reducing operating and other expenses and liabilities while improving cash flow. Among other things, as part of the Financial Program, the Company reduced its rental expense by relocating its executive offices and showroom to Westchester, New York, eliminated certain trade payables through the issuance of shares of its common stock, settled certain litigation and eliminated approximately $3.4 million of institutional indebtedness. See Item 6 - "Management's Discussion and Analysis or Plan of Operations."

CANDIE'S Footwear Products

     CANDIE'S footwear is designed primarily for women and girls, aged 14 to 40, and features a variety of styles for a variety of uses. The Company currently markets, sells and distributes fashion, casual and outdoor footwear. Twice a year, as part of its Spring and Fall collections, the Company generally produces 20 to 30 different styles of shoes among its footwear categories.

     The Company's designers analyze and interpret fashion trends and translate such trends into shoe styles consistent with the CANDIE'S image and price point. Trend information is compiled by the designers through various methods, including travel to Europe to identify and confirm seasonal trends, the utilization of several outside fashion forecasting services and attendance at trade shows and seminars. Each season, subsequent to the final determination of that season's line by the design team and management (including colors, trim, fabrics, constructions and decorations), the design team travels to the factories to oversee the manufacturing of the initial sample lines. Several seasonal trend presentations are also made by the Company's design and merchandising teams to the licensees of the CANDIE'S trademark, at which presentations the seasons' trends are translated and adapted for each CANDIE'S product category in an attempt to keep the designs and styles of all CANDIE'S products coordinated with and complementary to that of CANDIE'S footwear products. The Company's licensees may then purchase the same fabrics and decorations from the same or similar source, further ensuring a cohesive retail presentation for the full range of products bearing the CANDIE'S brand name.

Licensing of CANDIE'S Trademark for Apparel and Related Products

     As of March 3, 1993, the Company acquired from El Greco the CANDIE'S trademark and El Greco's rights as a licensor under license agreements with manufacturers of apparel and accessory products for use of the CANDIE'S trademark. Such license agreements (in connection with which the Company is entitled to royalties from the licensees) included licenses for CANDIE'S sleepwear, women's intimate apparel, jeanswear, handbags and totes, socks, belts, headwear and hair accessories. All of these license arrangements, except for the license with Wundies, Inc. ("Wundie's") relating to women's intimate apparel, have expired or were terminated.

     In December 1993, the Company entered into a license agreement with Kid Nation, Inc. ("Kid"), a wholly-owned subsidiary of Brown Group, Inc. (a corporation with worldwide footwear operations under brands such as BUSTER BROWN(R), DR. SCHOLL'S(R) and DISNEY(R)), granting Kid the exclusive license to manufacture and distribute children's footwear bearing the CANDIE'S trademark in the United States and Canada. The CANDIE'S children's line retails between $20 and $40 per pair and is distributed to department and specialty stores throughout the United States.


     As of April 25, 1995, the Company had two outstanding CANDIE'S license agreements (the license agreements with Kid and Wundies). These license agreements currently expire on various dates in December 1998, and December 1996, respectively. The license agreement with Kid allows for contract renewal prior to expiration at the option of the licensee, for an additional term of three years if minimum net sales requirements specified in the license agreement are met and requires the licensee to pay royalties based on a specified percentage of the licensee's net sales against a minimum royalty that usually increases over the term of the license agreement. In addition, the agreement with Kid requires the licensee to pay the Company an advertising fee. The license agreement with Wundies is cancellable by either party on six months notice.


     The Company intends to seek new license agreements in apparel, accessories and related categories. In evaluating a prospective licensee, the Company will consider its experience, financial stability, performance and reputation, distribution and marketing ability. The Company will also evaluate the marketability of the proposed product categories and their compatibility with the product lines of the Company's existing CANDIE'S licenses.

First Cost Unbranded Operations

     Capitalizing on its retail relationships, sourcing associations and buying power, the Company arranges for the manufacture of footwear products for mass market and discount retailers. Footwear similar to CANDIE'S is produced and carries the private label brand of the retailer or one of the Company's trademarks, such as TAKE A HIKE(R), or under ASPEN, a trademark licensed by the Company.

     In its "first cost" operations, the Company generally receives a commission of from 6% to 12% for acting as an agent for its customers and supervising the production and importation of footwear. These operations allow the Company to expand its distribution base to include leading national retailers such as Sears, Wal-Mart and K-Mart. The Company believes that an opportunity exists for expanding these operations and is currently developing several new trademarks that will be offered to retailers during the fiscal year ending January 31, 1996 ("Fiscal 1996").

     All of the footwear sold by the Company on a first cost basis is presold against firm purchase orders. As compensation for its services, the Company charges customers a commission which is based upon a percentage of the customer's purchase price of the footwear products. Inasmuch as the Company acts solely as an agent, the risk of loss or damage to the footwear products remains with the customer.

Bright Star Footwear


     Bright Star, principally as agent for customers who place orders with it, is engaged in the business of designing, marketing and distributing a wide variety of workboots, hiking boots, winter boots, and mens' leisure footwear under the brand names of Bright Star's customers, unbranded footwear and the Company's licensed brand ASPEN. When acting as an agent for its customers, Bright Star does not take title to any products distributed by it. Bright Star's customer base consists of a broad group of retailers, including wholesalers, discounters, "box" stores and better grade accounts, which provides Bright Star a distribution base for its footwear. Bright Star's products are directed toward a low to moderately-priced market. The retail prices of Bright Star's footwear generally range from $12 to $60. Substantially all of Bright Star's products are sold on a "first cost" agency basis. See "Business - First Cost Unbranded Operations."


Product Design and Manufacturing

     The Company's designers analyze and interpret fashion trends and translate such trends into shoe styles consistent with the image of its footwear and applicable price points. Trend information is compiled by the designers through various methods, including travel to Europe to identify and confirm seasonal trends, the utilization of several outside fashion forecasting services and attendance at trade shows and seminars. Each season, subsequent to the final determination of that season's line by the design team and management (including colors, trim, fabrics, constructions and decorations), the design team travels to the factories to oversee the manufacturing of the initial sample lines.


     The Company does not own or operate any manufacturing facilities. All of the Company's footwear products are manufactured to its specifications by a number of independent suppliers located in Korea, China, Italy, the United States, Taiwan, Indonesia and Thailand. None of these suppliers account for more than 10% of the Company's footwear products except for Synco Footwear Company, Inc. who indirectly supplies the Company with footwear products that the Company orders through an independent buying agent. The Company believes that such diversification permits it to respond to customer needs and minimizes risks associated with foreign manufacturing. The Company has developed, and seeks to develop, long-term relationships with manufacturers that can produce a high volume of quality products at competitive pricing.


     The Company negotiates the price of finished products with its suppliers, who manufacture the products themselves or subcontract with other manufacturers. Bright Star utilizes unaffiliated agents who are responsible for identifying suppliers, planning production schedules, supervising manufacture, inspecting samples and finished products and arranging the shipment of goods directly to customers in the United States.

     While the Company seeks to enter into long-term contracts with certain of its footwear product suppliers, it does not intend to enter into long-term contracts with all of them. Moreover, there can be no assurance that it will be able to enter into long-term contracts with any of its suppliers on terms favorable to the Company, or at all. To date the Company has no such long-term contractual relationships although it is seeking to enter into a long term arrangement with an entity which would act as the Company's buying agent with respect to purchases by the Company of certain goods on an open account basis. There can be no assurance that the Company will be able to enter into any such arrangement. Consequently, any or all of its suppliers could terminate their relationship with the Company at any time. In addition, suppliers of the
Company's products have limited production capacity and may not, in all instances, have the capability to satisfy the Company's manufacturing requirements. However, the Company believes that alternative sources of supply could be located should manufacturing capacity in excess of that of its current suppliers be required. Nevertheless, there can be no assurance that, in the future, the capacity of such suppliers will be sufficient or that alternative sources of supply will be available on a cost effective basis, either of which events could have an adverse effect on the Company's ability to deliver its products on a timely and competitive basis and could have an adverse effect on the Company's operations.

     Most raw materials necessary for the manufacture of the Company's footwear are purchased by the Company's suppliers from vendors located in the country of manufacture. Goods are purchased by the Company from its suppliers either by the delivery of letters of credit which are opened prior to shipment of the goods and or, on open account generally payable within 90 days after shipment of the goods. Although the Company believes that the raw materials required, which include leather, nylon, canvas, polyurethane and rubber, are available from various alternative sources, there can be no assurance that any such materials will be available on a timely or cost-effective basis.

     Once the design of a new shoe is completed (including the production of samples), which generally requires approximately two months, the shoe is offered for sale to wholesale purchasers. Once orders are received by the Company, the acquisition of raw materials, the manufacture of the shoes and shipment to the customer each take approximately one month. In the event the shoes are produced in the United States or shipped via air freight rather than ocean freight, the shipment time is reduced.

Tariffs, Import Duties and Quotas

     All products manufactured overseas are subject to United States tariffs, customs duties and quotas. In accordance with the Harmonized Tariff Schedule, a fixed duty structure in effect since January 1, 1989, the Company pays import duties on its footwear products ranging from approximately 2.5% to 48%, depending on whether the principal component of the product is leather or some other material. Inasmuch as the Company's products have differing compositions, the import duties vary with each shipment of footwear products. Since 1981, there have not been any quotas or restrictions imposed on footwear imported by the Company into the United States.

     The Company is unable to predict whether, or in what form, quotas or other restrictions on the importation of its footwear products may be imposed in the future. Any imposition of quotas or other import restrictions could have a material adverse effect on the Company. In addition, other restrictions on the importation of footwear and apparel are periodically considered by the United States Congress and no assurances can be given that tariffs or duties on the Company's goods may not be raised, resulting in higher costs to the Company, or that import quotas respecting such goods may not be lowered which could restrict or delay shipment of products from the Company's existing foreign suppliers.

     Between October 1991 and March 1993, the Company paid Customs approximately $1,814,000 for certain underpayments of customs duties that it had miscalculated. The Company also agreed to settle claims for customs duties and penalties allegedly owed for the period from October 1, 1991 through December 31, 1991 by the payment of $180,000, plus interest, at the rate of $5,000 per month for 36 months, which payments commenced on July 31, 1993. In addition, although the Company does not believe (nor does Customs allege) that any amounts are due for the period January 1, 1992 through March 31, 1992, the settlement agreement provides that if duties for such period are determined to be owed, the Company may pay such duties over the three-year period that commenced on July 31, 1993. The Company has since revised its customs reporting and payment procedures with respect to current importations. In June 1991, the Company's former President, Barry Feldstein, indemnified the Company for all duties, interest and penalties owed for the period 1986 through July 1, 1991, as a result of the Company's voluntary disclosure and any additional duties ultimately payable as a result of the U.S. Customs audit. In October 1994, in connection with the Company's agreement with its institutional lender (the
"Institutional Lender"), the Company released Mr. Feldstein from his indemnification obligations in consideration for Mr. Feldstein providing certain collateral to the Institutional Lender. See Item 6 - "Management's Discussion and Analysis or Plan of Operation - Financial Program" and Note 10(b) to the Consolidated Financial Statements.

Backlog

     As of April 25, 1995, the Company had an estimated backlog resulting from first cost orders as follows: for Bright Star products, approximately $25.8 million (which is expected to produce approximately $1.9 million in net commission income); for ASPEN and unbranded products, approximately $3.3 million (which is expected to produce approximately $300,000 of net commission income). At the same date, the Company had an estimated backlog of approximately $17.5 million resulting from sales of CANDIE'S products. Furthermore, on that date the Company had an estimated backlog of approximately $2.5 million for BONGO products. The Company anticipates that all of the products constituting backlog as of April 25, 1995 will be filled by the end of Fiscal 1996.

Seasonality

     Demand for the Company's footwear has historically peaked during the months of June through August (the Fall/back-to-school selling season) with a result that shipment of the Company's products are heavily concentrated in the second and third fiscal quarters. Therefore, the Company's results of operations typically fluctuate significantly from quarter to quarter. The Company will seek to market additional footwear categories during other selling seasons to reduce the fluctuations in its operating results. There can be no assurance that the Company will be able to market any such additional products or that, if the Company markets any such additional products, its operating results will not continue to fluctuate.

Customers and Sales

     During Fiscal 1995, the Company sold its footwear products to more than 500 retail accounts consisting of department stores, mass merchandisers, shoe stores and other outlets, including Federated, Nordstrom's, Mercantile and Strawbridge & Clothier. During Fiscal 1995, no individual customer accounted for more than 10% of the Company's revenues. There can be no assurance that such customers will continue to purchase products from the Company or utilize its services in the future.

     The Company generally requires payment for goods by its customers within 10 to 60 days after receipt of the goods. In certain instances, the Company offers its customers a discount from the purchase price in lieu of returned goods; otherwise, goods may be returned solely for defects in quality, in which event the Company returns the goods to the manufacturer for a credit to the Company's account.


     The Company currently utilizes the services of seven full-time sales personnel, including employees and independent contractors, who are compensated on a commission basis. The Company emphasizes customer service in the conduct of its operations and maintains a customer service department. The customer service department processes customer purchase orders and supports the sales representatives to coordinate orders and shipments with customers.


     A portion of the Company's women's and children's footwear products, and a substantial portion of Bright Star's sales, are sold on a "first cost" basis, in which case the customer finances the manufacturing costs and a commission is charged for services. A large portion of the Company's sales of women's and children's footwear products, are made on a "landed" basis, which means that the Company is responsible for all expenses of manufacture and earns a mark-up on the sale. In the case of landed sales, the Company bears the risk of loss, damage or destruction until the footwear products are delivered to the customer. Where the sale is made on a first cost basis, the manufacturer and customer bear such risks during the manufacturing and shipping process, respectively. For the fiscal year ended January 31, 1995 "landed" and "first cost" sales represented approximately 82% and 16%, respectively of the Company's total revenues. Commission income on first cost sales generally represents between 6%-12% of the cost of the products sold. Gross margins on "landed sales" generally ranges from 25%-35% before giving effect to product returns, allowances and markdowns, which differ from period to period.

Trademarks and Trade Names

     The Company owns federal trademark registrations for the following trademarks: CANDIE'S(R) and TAKE A HIKE(R), and believes that such trademarks, especially the CANDIE'S trademark, have significant value and are, or will be, important to the marketing of the Company's products and those of its licensees. The Company also owns the trademarks Action Club, Full Moon and Sugar Babies which are not considered to be material to the Company's current operations. There can be no assurance that the Company's trademarks do not or will not violate the proprietary rights of others, that they would be upheld if challenged or that the Company would, in such an event, not be prevented from using the trademarks, any of which could have an adverse effect on the Company. In addition, there can be no assurance that the Company will have the financial resources necessary to enforce or defend its trademarks.

     The Company also sells footwear under the BONGO and ASPEN trademarks, which the Company licenses from third parties. The BONGO license expires on July 31, 1998 subject to the Company's right to extend the license through July 31, 2000. The ASPEN license expires on September 30, 1996 subject to the Company's right to extend the license through September 30, 1997. The inability of the Company to utilize these trademarks, for whatever reason, could have an adverse effect on its business.


Competition

     The footwear industry is extremely competitive in the United States and the Company faces substantial competition in each of its product lines. In general, competitive factors include quality, price, style, name recognition and service. Although the Company believes that it can compete favorably in these areas, there can be no assurance that it will be able to do so. In addition, the presence in the marketplace of various fads and the limited availability of shelf space can affect competition. Many of the Company's competitors have substantially greater financial, distribution, marketing and other resources than the Company and have achieved significant name recognition for their brand names such as Esprit(R), Bass(R) and White Mountain(R). There can be no assurance that the Company will be able to successfully compete with the companies marketing these products.

     The market for women's and girls' casual apparel and accessories is also highly competitive. Some of the Company's competitors in the footwear industry, including Keds, Esprit and Vans, also have licensed lines of apparel and accessory products. In addition, the Company competes with moderately-priced branded and private label programs. It is likely that the success of the Company's licensed product lines will be closely related to the success of the Company's footwear program.

Employees


     As of April 25, 1995, the Company employed 31 persons, of whom three act in executive capacities, two are full-time sales and marketing personnel, five are customer service representatives, three are product development personnel and 18 are administrative personnel. None of the Company's employees is represented by a union. The Company also utilizes the services of several independent contractors who are engaged in sales. The Company considers its relations with its employees to be good.

Item 2.  Description of Properties

     The Company currently occupies 14,430 square feet of office and showroom space at 2975 Westchester Avenue, Purchase, New York pursuant to a lease which commenced on October 1, 1994 and expires on April 1, 2000. The monthly rental expense pursuant to the lease is $9,620 for the first twelve months of the rental term, $19,240 for months thirteen through thirty, $21,645 for months thirty-one through forty-two and $24,050 for months forty-three through the expiration date of lease.

Item 3.  Legal Proceedings

     Except as set forth below, no material proceedings to which the Company is a party, or to which any of its properties are subject, are pending or are known to be contemplated, and the Company knows of no material legal proceedings, pending or threatened, or judgments entered against any director or officer of the Company in his capacity as such.


     In April 1991, an action was commenced in the Supreme Court of the State of New York, County of Nassau by Stuart Belloff, derivatively on behalf of the Company, against Barry Feldstein, Glenn Feldstein, Michael Callahan and Dale Whitney, former officers and directors of the Company; Michael Epstein, Steven Gold and Ronald Nigro, former directors of the Company; and the Company, as a nominal defendant. The complaint alleges that the Company's actions in connection with a public offer to exchange warrants of the Company and the reacquisition of International Trading Group, Inc., a subsidiary of the Company ("ITG"), were detrimental to the Company's financial condition. Plaintiff seeks an accounting by the Company and payment by the individual defendants of an unspecified amount of damages. In September 1991, defendants moved to dismiss the complaint for failure to state a cause of action. The motion was granted in October 1991 based upon the Court's mistaken belief that the plaintiff had defaulted with respect to the motion. The parties agreed to reinstate the motion in June 1992, and the motion has again been submitted to the Court for its determination. The Company and the individual defendants intend to defend the action vigorously. Inasmuch as the Company is only a nominal defendant in the action, the Company does not believe that the outcome of the action, if decided in favor of the plaintiff, will materially adversely affect its operations.


     In July 1994, the Company settled the action commenced against it in May 1992 by Starter Corporation ("Starter"), in the Superior Court of the State of Connecticut. Pursuant to the settlement agreement the Company makes monthly payments to Starter of $10,000 over a period of 15 months (expiring in September
1995) and issued 100,000 shares of its Common Stock to Starter.

     In December 1994, the Company settled the June 1992 action that was instituted in the United States District Court for the Southern District of New York, against the Company and Barry Feldstein, its former president, by Pentland USA, Inc. ("Pentland") and its parent company. Pursuant to the settlement, the Company agreed to pay Pentland $445,000, of which $175,000 was paid upon the execution of the settlement agreement and the remaining $270,000 of which is being paid over a 22 month period expiring in October 1996.

     In July 1992, an action was instituted in the United States District Court for the Southern District of New York against the Company and its former directors by the Food and Allied Service Trades Department, AFL-CIO, and on behalf of the class of all other similarly situated stockholders. Plaintiff alleges that the Company made false representations or failed to disclose material information in certain of its documents filed with the Securities and Exchange Commission (the "Commission") regarding underpayments to Customs. Plaintiff seeks to recover an unspecified amount of damages. The Company has answered the complaint and asserted crossclaims against Barry Feldstein, a co-defendant in this action. The Company reached an agreement with the plaintiff to settle this action, which agreement was subject to court approval. Court approval of the settlement was obtained in December 1995. The settlement requires the Company to make a $100,000 cash payment to the plaintiffs and to issue to the plaintiffs that number of shares of its Common Stock (up to a maximum of 600,000 shares) which would allow the plaintiffs to realize an additional $550,000 upon their sale over a two-year period. If the plaintiffs do not realize $550,000 from the sale of such shares, the Company will be required to pay to the plaintiffs the amount of the shortfall.


     The March 1994 action, which was instituted by American Sporting Goods ("ASG") in the United States District Court for the Southern District of California against Bright Star, was settled in July 1994 with Bright Star's agreement to pay the plaintiff $100,000 over a ten month period. The $100,000 payment has been made pursuant to the settlement agreement.

     In October 1994, an action was commenced against NRC and the Company in the United States District Court for the Southern District of New York by a former officer of NRC whose employment with NRC was terminated in October 1994. The plaintiff alleges that pursuant to the Company's Services Allocation Agreement with NRC, the Company undertook to perform NRC's obligations under its employment agreement with the plaintiff. Plaintiff is seeking to recover payments of approximately $500,000, which he alleges constitutes unpaid compensation owed to him under the terms of an employment agreement with NRC as well as interest thereon. The Company intends to vigorously defend this matter.

     In the event that the Court does not approve the settlement with Food and Allied Service Trades Department and the Company is not successful in the defense of the actions brought against it and NRC by the former NRC officer and a substantial monetary judgment is obtained against the Company, and the Company is unable to resolve such judgment on terms favorable to it, the Company's financial condition could be adversely affected.

     The Company has been advised by the Staff of the Commission that the Staff intends to recommend to the Commission that it authorize the Staff to commence an administrative proceeding against the Company with respect to alleged violations of Section 5 of the Securities Act of 1993 in connection with the Company's 1993 Regulation S offering (the "Offering") of shares of Common Stock in the aggregate amount of $2,000,000. The Company believes that it justifiably relied upon the opinion of its then corporate counsel in connection with the Offering and, therefore, is considering making a submission to the Commission requesting that the Commission not authorize the Staff to proceed against the Company in connection with this matter. Even if the Company is unsuccessful, it believes that the outcome of any proceeding that the Commission may bring against it in connection with the Offering will not have a material adverse affect on the Company's operations or financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders

     On November 29, 1994, at a special meeting, the stockholders of the Company approved an Amendment to the Company's Certificate of Incorporation increasing its authorized common stock from 10,000,000 to 30,000,000 Shares. The stockholder vote on such matters was as follows:

                               FOR                  AGAINST             ABSTAIN
                               ---                  -------             -------
Common Stock                5,120,402               243,603              32,326
Preferred Stock                 6,768*                -0-                  -0-

----------
*  Equivalent to a vote of 588,545 shares of Common Stock.

                                     PART II

Item 5.   Market for Common Equity and
          Related Stockholder Matters

     The Company's Common Stock has been traded in the over-the-counter market and quoted on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") since January 22, 1990 (under the symbol "CAND" since February 23, 1993 and, prior to such time, under the symbol "SHOE"); the Common Stock is currently traded on the NASDAQ National Market System. The following table sets forth, for the indicated periods, the high and low sales for the Common Stock as reported by NASDAQ.

                                                            High          Low
                                                            ----          ---
    Fiscal Year Ended January 31, 1994
             First Quarter............................    $ 4.50        $ 2.25
             Second Quarter...........................      4.50          3.50
             Third Quarter............................      3.88          1.88
             Fourth Quarter...........................      3.00          2.25

    Fiscal Year Ended January 31, 1995
             First Quarter............................    $ 2.75        $ 1.75
             Second Quarter...........................      2.63          1.50
             Third Quarter............................      2.63          1.63
             Fourth Quarter...........................      2.00           .98


     As of May 9, 1995, there were 146 holders of record of the Company's Common Stock. The Company believes that, in addition, there are in excess of 300 beneficial owners of its Common Stock, which shares are held in "street name."

     The Company has not paid cash dividends on its Common Stock since its inception. The Company anticipates that for the foreseeable future, earnings, if any, will be retained for use in the business or for other corporate purposes, and it is not anticipated that cash or stock dividends will be paid.

Item 6.   Management's Discussion and Analysis
          or Plan of Operations

General

     During the two years ended January 31, 1995, the Company's financial condition has been adversely affected by continuous operating losses. As part of its ongoing efforts to improve its financial condition, during Fiscal 1994, the Company effected the Restructuring Plan and during Fiscal 1995 the Company effected the Financial Program.

Restructuring Plan

     The Restructuring Plan was designed to substantially reduce liabilities, restructure the terms of continuing obligations, reduce operating costs and acquire new sources of revenues and capital funds by effecting the El Greco Transactions, the Debenture Conversion, the Debt Restructuring, the Quasi-Reorganization and sales of its securities. The following discussion describes the manner in which the Restructuring Plan was effected and certain related transactions:

     On February 23, 1993, the Company's stockholders approved (i) the change of the Company's name to Candie's, Inc.; (ii) the Reverse Split; and (iii) the Quasi-Reorganization. The Quasi-Reorganization, often referred to as "fresh start accounting," is an accounting procedure which accomplishes, with respect to the Company's accounts and financial statements, what might have been accomplished in a corporate reorganization proceeding. The Company's assets and liabilities and its capital accounts were adjusted to eliminate the stockholders' deficiency.

     On March 3, 1993, in exchange for 900,000 shares of the Company's Common Stock, $75,000 in cash and a subordinated note of the Company in the principal amount of $325,000, the Company acquired from El Greco (i) the Trademarks, (ii) all of El Greco's business operations associated with the Trademarks, and (iii) the assignment to the Company of El Greco's existing license agreements with licensees of the Trademarks. By acquiring the CANDIE'S trademark, the Company terminated its obligation to make future royalty payments to El Greco, including remaining minimum royalty payments of $2,300,000 and minimum advertising payments of $1,066,000.


     Immediately prior to the Reverse Split (on February 23, 1993), Mr. Terren Peizer, the holder of a $3.5 million convertible subordinated debenture issued by the Company (the "Debenture") converted the Debenture into 3.5 million shares of Common Stock in accordance with the terms of the Debenture (777,777 shares, after giving effect to the Reverse Split). After the Reverse Split was effected, the holder of such shares made a capital contribution of 127,777 of post-Reverse Split shares to the Company and surrendered to the Company for cancellation a Common Stock purchase warrant issued to such holder in connection with his purchase of the Debenture. The transaction reduced the Company's interest expense payments by approximately $315,000 and non-cash interest expense by approximately $117,000, annually.

     On March 3, 1993, the Company and Shanghai Commercial Bank Ltd. (the "Institutional Lender") effected the Debt Restructuring pursuant to which approximately $11.2 million of indebtedness, including accrued interest, was reduced to approximately $5.25 million (excluding letters of credit). The Debt Restructuring involved the forgiveness of approximately $5.95 million of debt and the restructuring of the payment terms relating to the remaining principal amount of such debt. In connection with the Financial Program, the approximately $3.4 million balance of the restructured indebtedness was eliminated in Fiscal 1995.


     In March 1993, the Company sold, pursuant to a public offering, 1.475 million units, each unit consisting of one share of Common Stock, a redeemable Class B warrant to purchase one share of Common Stock at a price of $4.00 and a redeemable Class C warrant to purchase one share of Common Stock at a price of $5.00, each warrant expiring on February 23, 1998. The net proceeds of such sale, after deduction of underwriting discounts and commissions and other expenses, was approximately $5.3 million. Such net proceeds were primarily used to pay advertising and promotion costs, certain expenses in connection with the acquisition of the Trademarks, duties and penalties claimed by Customs, retirement of certain obligations, purchase of inventory and indebtedness due to the Institutional Lender in connection with the Debt Restructuring described above, salaries of certain of the Company's officers and the balance for working capital and general corporate purposes.

     In April 1993, the Company entered into an accounts receivable factoring agreement with Congress Talcott Corp. ("Congress"), a factor, which permits the Company to borrow funds from the factor limited to 80% of the value of eligible accounts receivable and 50% of the value of eligible finished goods inventory (to a maximum of $5 million of inventory value) in which Congress has a security interest. Congress has also agreed to arrange for the opening, for the Company's account, of documentary letters of credit (up to a maximum of $2.5 million) for the benefit of suppliers of the Company. The Company must deposit with Congress an amount equal to 43% of the amount of each letter of credit to be opened.
Borrowings bear interest at an annual rate equal to the prime rate of Philadelphia National Bank in effect from time to time plus 1.5% (currently 10.5% per annum) and factoring commissions on accounts receivable assigned to Congress are at the rate of .75%.

     In May 1993, the Company sold, pursuant to a private offering, 727,272 shares of Common Stock for an aggregate of $200,000 in cash and $1.8 million of promissory notes issued to the Company by investors. Such notes were paid in July 1993. The Company used the proceeds of such sale to pay indebtedness due to the Institutional Lender, for the payment of certain professional fees and expenses, and the balance for working and general corporate purposes.

Financial Program

     The following discussion describes certain transactions effected by the Company in connection with the Financial Program:

     o The Company terminated a sublease agreement for its executive offices and showroom in New York City and relocated to a site in Westchester County, New York in October 1994, at a substantially reduced rent. In connection with the lease termination, the Company issued 200,000 shares of Common Stock and has agreed to release an additional 100,000 shares currently held in escrow to its former landlord in settlement of its obligations thereunder. The issuance of these shares in exchange for the cancellation of past rent due increased the Company's net tangible assets during Fiscal 1995.

     o In May 1994, the Company and Major League Footwear, Inc. ("MLF"), a company owned by Mr. Lawrence O'Shaughnessy, the Company's Executive Vice President, which ceased operations in October 1994, entered into an agreement pursuant to which the Company issued 260,000 shares of Common Stock as payment of the amounts due to MLF. The amount due to MLF was included on the Company's balance sheet as a liability of $613,771 at January 31, 1994.

     o In May 1994, the Company received proceeds of approximately $318,000 in connection with the sales of Common Stock to a limited number of investors.

     o In May 1994, the Company entered into a settlement relating to a note payable by the Company to El Greco in the amount of $325,000. Pursuant to the settlement, the Company issued 240,740 shares of Common Stock to NRC, the former parent of El Greco, in cancellation of the note.

     o In July 1994, the Company's credit facility pursuant to its accounts receivable factoring agreement with Congress was increased from $6,000,000 to $7,500,000. Mr. Neil Cole, the Company's President, has personally guaranteed any and all borrowings under the Company's credit facility with Congress.

     o In July 1994, the Company and Starter entered into an agreement in settlement of a lawsuit filed by Starter against the Company for non-payment of certain royalties. At January 31, 1994, the Company had accrued $532,000 of unpaid royalties to Starter. Pursuant to the agreement, the Company issued Starter 100,000 shares of Common Stock and agreed to pay Starter $150,000 (over a fifteen month period with the last payment due September 1995) in settlement of the unpaid royalties.

     o In July 1994, the Company and Saintday International Co., Ltd. ("Saintday") entered into an agreement to settle the Company's accounts payable of $860,000 due Saintday. The Company paid Saintday $100,000 and issued 250,000 shares of Common Stock in full satisfaction of the amount due Saintday.

     o In October 1994, the Company and Barry Feldstein, the former President and Chief Executive Officer of the Company, consummated an agreement with the Institutional Lender to extinguish all of the Company's outstanding indebtedness (approximately $3,400,000) owed to the Institutional Lender and guaranteed by Mr. Feldstein. Pursuant to the agreement, the Institutional Lender received a payment of approximately $695,000 from the Company, Mr. Feldstein transferred to the Institutional Lender the proceeds from the sale of his 322,222 shares of

Common Stock of the Company (which shares had been pledged to the Institutional Lender as collateral for such indebtedness) and certain real property owned by him. Consummation of the transaction resulted in the elimination of the approximately $3,400,000 liability from the Company's balance sheet.

     In October 1994, the Company consummated an offering of shares of its common stock, for gross proceeds of approximately $1,100,000. The Company used approximately $695,000 of the net proceeds of this offering in connection with the settlement with the Institutional Lender.

     In October 1994, the Company sold shares of its 8% Series A Convertible Preferred Stock, par value $.01 per share (the "Preferred Stock"), for gross proceeds of approximately $1,028,000. The shares of Preferred Stock automatically converted into 894,431 shares of the Company's common stock in November 1994.

     In February 1995, the Company entered into an agreement with NRC, pursuant to which NRC loaned the Company the sum of $400,000 (the "Loan"). The Loan is evidenced by a senior subordinated secured note (the "Note") in the sum of $400,000 bearing interest at the prime rate as established by Corestate National Bank of Philadelphia, Pennsylvania ("Corestate"), from time to time, and is due on June 30, 1995, subject to extension of the maturity date by the Company to September 30, 1995 (the "Loan Extension"). The Company used the proceeds of the Loan to provide cash collateral to Congress, a portion of which had previously been advanced to Congress by Mr. Cole for the benefit of the Company. At the same time, NRC also loaned the Company the sum of $200,000 (the "Trademark Loan"), the proceeds of which were used by the Company as an advance for the license of a fashion trademark (the " BONGO Trademark") with an unaffiliated third party. The Trademark Loan is evidenced by a senior subordinated secured note. See Item 12 "Certain Relationships and Related Transactions".

Liquidity and Capital Resources


     After the Restructuring Plan was effectuated, management believed that it had provided the Company with adequate resources to implement its new business strategies. However, the Company continued to experience recurring operating losses. Such losses were greater than expected due to a weak retail market in Fiscal 1994 and the delay, until March 1993, in securing the factoring agreement with Congress, which affected the Company's ability to purchase goods. The unanticipated high operating losses resulted in an accelerated use of funds provided by the Company's 1993 public offering and adversely affected the Company's liquidity. At January 31, 1995, the Company had a working capital deficit of approximately $1,541,894 compared to a working capital deficit of $3,180,800 at January 31, 1994 and the Company had indebtedness to Congress of $1,162,035. In addition to its continuing obligations under various settlement agreements with certain vendors entered into in Fiscal 1995, the Company will also be required to pay approximately $471,000 in settlement of certain federal and state tax liabilities for prior periods, of which approximately $389,000 will be paid in Fiscal 1996. The Company's allowance for doubtful accounts declined from $773,000 at January 31, 1994 to $45,000 at January 31, 1995. Receivables are typically factored and therefore, the risk of non-collection passes from the Company to the factor. The substantial writedown in receivables at January 31, 1994 related to old receivables incurred by prior management that were not factored and other customer deductions, both of which were written off at January 31, 1995 when a determination was made that they were not collectible.


     The Company's independent auditors have included an explanatory paragraph in their report on the Company's financial statements stating certain factors raise a substantial doubt about the Company's ability to continue as a going concern.

     In response to its recent losses, the Company has completed the Financial Program set forth above, which was designed to increase revenue and cash flow while reducing expenses. The Financial Program involved the reduction of expenses through the cancellation of the sublease for the Company's former facility in New York City and relocation of its offices to Westchester County, New York (which resulted in reduced facility costs), elimination or reduction of certain operating costs and elimination of all indebtedness due to the Institutional Lender. In addition, in Fiscal 1995, the Company terminated certain personnel not deemed necessary to the continued operations of the business and obtained additional funds for working capital and general corporate purposes from the sale of its securities. In addition, the Company issued shares of Common Stock to creditors in satisfaction of existing claims against the Company and in consideration for the cancellation of certain indebtedness.

     The Company expects a continuation of the recent trend of increases in revenues through increased sales of footwear as the licensee of the BONGO trademark, increased royalty income from licensing of the CANDIE'S trademark and continued aggressive marketing of CANDIE'S footwear. The Company plans to increase its line of credit through Congress by providing, if necessary, additional collateral through short-term and long-term borrowings. The Company anticipates that future revenues of its Bright Star division will decrease during the fiscal year ending January 31, 1996 as retailers choose to purchase footwear directly from factories. However, the Company anticipates that it will be able to compensate for any such decreases through sales of footwear under the CANDIE'S and BONGO trademarks.

     The Company has relied in the past primarily upon revenues generated from operations, borrowings and sales of securities to finance its liquidity and capital needs. Net cash used in operating activities totaled approximately $1,600,000 in Fiscal 1995 compared to cash used in operating activities of approximately $5,600,000 in Fiscal 1994. Net cash used in operating activities for Fiscal 1995 resulted principally from net income from operations of $767,000, an increase in payable of inventory in transit of $709,000, a decrease of inventory of $304,000 and non-cash items of depreciation and amortization of $496,000, offset by a decrease in amounts due to factor of $620,000, increase in restricted cash of $100,000, a decrease in the allowance for doubtful accounts of $728,000, provisions for anticipated costs of terminating the Company's pension plan of $340,000, a reduction in amounts due to vendors of $510,000 and a gain on extinguishment of debt of $2,823,000. The net cash used in operating activities in Fiscal 1994 is primarily attributable to several factors, including, but not limited to, the net loss of approximately $6,400,000, increase in inventories of approximately $2,900,000, as well as decreases of $800,000 in accounts payable and $750,000 of accrued expenses. Cash flows from operating activities benefited in Fiscal 1994 from financing provided by Congress.

     Net cash used in investing activities of $67,000 for Fiscal 1995 resulted from certain capital expenditures.

     Net cash provided by financing activities of approximately $1,567,000 in Fiscal 1995 resulted primarily from the net proceeds from private placements of securities of $2,137,000, which was offset by the Company's use of $570,000 during Fiscal 1995 to repay long-term debt.

     Commencing in February 1995 the Company has been selling footwear under the BONGO trademark pursuant to an agreement in principle it reached with the owner of the BONGO trademark (the "licensor") with respect to the licensing of the trademark. The Company paid the licensor $200,000 upon entering into the agreement in principle which also provides for the Company to pay the licensor minimum royalties of $820,000 over the initial term of the arrangement. The agreement in principle also provides for the Company to pay the licensor additional royalties based upon a percentage of sales exceeding certain specified amounts. The agreement in principle contemplates that the foregoing arrangements will expire on July 31, 1998, subject to renewal, under certain circumstances, at the option of the Company, to July 31, 2001.

     Management is continuing to seek means of reducing costs while increasing revenues. The Company expects to incur a loss for the three months ending April 30, 1995, primarily as a result of the seasonal nature of its business. Notwithstanding the increased cash flow required to fund the anticipated loss, management believes that its completed cost containment program, on-going cost containing efforts plus the support of its trade vendors and institutional lenders, will provide the Company with sufficient working capital for the 12 months ending January 31, 1996. However, there can be no assurance that the Company will be able to generate sufficient funds to meet future operating expenses and the Company may therefore be required to seek to obtain additional financing from, among other sources, institutional lenders and the sale of its securities. There can be no assurance that if required, the Company will be able to obtain any such financing. However, the Company has requested that Congress increase its credit line to not less than $10,000,000 and allow the Company to borrow funds up to 85% (rather than 80%) of eligible accounts receivables. A decision on this request is expected by the end of May 1995. At January 31, 1995 and 1994, the Company had $1,782,708 and $1,067,051, respectively, of outstanding letters of credit and approximately $540,000 and $65,000, respectively, of available letters of credit under its factoring arrangement with Congress. The Company is also seeking to enter into an arrangement with an entity that would act as the Company's buying agent with respect to purchases by the Company of goods on an open account basis. If the Company is able to enter into such arrangement it will allow the Company to purchase certain goods without the need to obtain letters of credit. As part of its plan to curtail future cash requirements management currently intends to increase its first cost orders as a percentage of total sales.

Inflation

     The Company believes that the relatively moderate rate of inflation over the past few years has not had a significant impact on the Company's revenues or profitability.

Net Operating Loss Carryforwards

     For Federal income tax purposes, the Company files a consolidated tax return including its wholly-owned subsidiaries. At January 31, 1995, the Company and its subsidiaries have net operating loss carryforwards of approximately $8,500,000 for income tax purposes, which expire in the years 2008 and 2009. Due to the issuance by the Company of shares of its common stock on February 23, 1993 in connection with a public offering, an "ownership change," as defined in
Section 382 of the Internal Revenue Code, occurred. Section 382 restricts the use of net operating loss carryforwards incurred prior to the ownership change to $275,000 per year. Approximately $5,700,000 of the operating loss carryforwards are subject to this restriction and, as a result, the Company may not be able to fully utilize these restricted operating loss carryforwards. This restriction may be reduced by the occurrence of certain events.

Results of Operations

     The following table reflects the results of operations for the periods indicated.

                                             Year Ended January 31
                                             ---------------------
                                               1995         1994
                                               ----         ----
                                                (In Thousands)

Landed sales ............................   $ 19,953    $  9,799
Cost of landed sales ....................     17,827       9,389
                                            --------    --------
  Gross profit on landed sales ..........      2,126         410

Commission income .......................      3,957       3,246
License income ..........................        282         119
                                            --------    --------
  Gross profit ..........................      6,365       3,775
                                            --------    --------

Selling expense .........................      4,575       4,936
General and administrative
  expense ...............................      3,520       3,848
Income on defined benefit plan
  curtailment ...........................       (340)       --
                                            --------    --------

Operating loss ..........................     (1,390)     (5,008)

Loss on settlement of
  obligations ...........................        (77)       --
Insurance claim proceeds ................        275        --
Provision for litigation settlements
  and writedown of investment ...........        (--)        817
Interest expense, net ...................       (647)       (473)
  Loss on abandonment of
  fixed assets ..........................        (61)        (28)
                                            --------    --------
  Loss before income taxes
  and extraordinary item ................     (1,901)     (6,327)
Provision (recovery) of
  income taxes ..........................         34          (6)
                                            --------    --------
Net income (loss)
  before extraordinary item .............     (1,935)     (6,321)
Extraordinary item ......................      2,702        --
                                            --------    --------
Net income (loss) .......................   $    767    $ (6,321)
                                            ========    ========

Fiscal 1995 Compared with Fiscal 1994

     Landed  sales  increased  by  $10,154,450  (103.6%)  primarily  due  to the
Company's sales and marketing efforts, including the Company's decision to emphasize sales of casual, outdoor and fashion footwear. These efforts resulted in both an increase in the amount of footwear sold as well as higher profit margins. Commission income increased by $711,002 (21.9%) primarily due to the Company's decision to emphasize sale of footwear on a first cost rather than a landed sales basis which, in addition to increasing commission income, reduces the Company's need to finance inventory. License income increased by $162,982 (137%) due to increased sales of ladies intimate apparel pursuant to the licensing arrangement with Wundies and increases in sales of Candie's children's footwear by Kid. Selling expenses decreased by $360,891, a 7.3% decrease, primarily as a result of management's efforts to control costs by reducing advertising, travel and entertainment expenses and a reduction in sales commissions. General and administrative expenses decreased by $327,519 (8.5%), as a result of management's efforts to reduce overhead costs through, among others, a significant reduction in rental expense and insurance costs.
Professional fees also declined as a result of the settlement of certain litigation. Total operating expenses decreased by 11.7% or $1,028,410. The operating loss decreased by $3,618,434, a 72.2% improvement. Interest expense increased by $174,869 (37%) primarily as a result of increased borrowings under the Company's arrangements with Congress and an increased interest rate paid on outstanding indebtedness, including the indebtedness with the Institutional Lender that was extinguished in October 1994. During Fiscal 1995, the Company recognized extraordinary income of $2,702,175, representing a gain on the extinguishment of debt due to the Institutional Lender. There was no comparable item in Fiscal 1994. As a result of the foregoing, the Company achieved a net income of $767,259 for Fiscal 1995 compared to a loss of $6,321,092 in Fiscal 1994.

Income Taxes

     At January 31, 1995, the Company had net operating losses of approximately $8,500,000 for income tax purposes, which expire in the years 2008 and 2009. The Company cannot utilize these losses unless it is profitable. If the Company achieves taxable income in the future, it will be able to utilize these net operating loss carryforwards to satisfy its tax liabilities to the extent such carryforwards are available. Under certain provisions of the Internal Revenue Code, the use of approximately $5,700,000 of these operating loss carryforwards will be restricted to $275,000 per year. As a result, the Company may not be able to fully utilize these restricted operating loss carryforwards. This restriction may be reduced by the occurrence of certain events.

Item 7.  Financial Statements

     The response to this Item is submitted as a separate section of this report commencing on page S-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not Applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     The directors and executive officers of the Company are as follows:

Name                           Age                     Position
----                           ---                     --------
Neil Cole                       38          Chairman of the Board, President
                                            and Chief Executive Officer

Gary Klein                      40          Vice President-Finance

Lawrence O'Shaughnessy          46          Chief Operating Officer, Executive
                                            Vice President and Director

Barry Emanuel                   56          Director

     Neil Cole became Chairman of the Board, President and Chief Executive Officer of the Company on February 23, 1993. During February through April 1992, Mr. Cole served as a director and as acting President of the Company. Mr. Cole has also served as Chairman of the Board, President, Treasurer and a director of New Retail Concepts, Inc. ("NRC"), a public company, since its inception in April 1985, and as President of El Greco from 1984 to 1985.

     Gary Klein has been Vice President-Finance of the Company from February 23, 1993 until December 1993 and from October 1994 to present and was Chief Financial Officer from December 1993 to October 1994. From May 1989 to May 1990, Mr. Klein was Chief Financial Officer of NRC. From May 1990 to the present, Mr. Klein has served as Vice President-Finance of NRC. He is a graduate of George Washington University, with a BBA degree in accounting, and a licensed certified public accountant in the State of New York.

     Lawrence O'Shaughnessy has been a director and Chief Operating Officer of the Company since March 1993 and has been Executive Vice President of the Company since April 1, 1995. He also served as a director of the Company from April to June 1992. Mr. O'Shaughnessy has been President of O'Shaughnessy & Company, a management consulting firm, since March 1991. From April 1992 to the present, 1995, Mr. O'Shaughnessy has also been the President, a director and a principal stockholder of Major League Footwear, Inc. ("MLF"), a company that engaged in the importation and distribution of footwear bearing the names and logos of major league baseball teams. MLF ceased active operations in October 1994. From March 1985 through February 1991, Mr. O'Shaughnessy was President of Breeze-Eastern, a division of TransTechnology Corporation, designer and manufacturer of airborne hoisting, winching and cargo handling systems.

     Barry Emanuel has been a director of the Company since May 1993. For more than the past five years, Mr. Emanuel has served as President of Copen
Associates, Inc., a textile manufacturer located in New York, New York. Mr. Emanuel received his B.A. degree from the University of Rhode Island.

     Directors are elected annually by the stockholders. Officers are elected annually by the Board of Directors and serve at the discretion of the Board.

     The Company has agreed, for a period of five years through March 3, 1998, if so requested by Whale Securities Co., L.P., the underwriter of the Company's public offering in February 1993 (the "Underwriter"), to nominate and use its best efforts to cause the election of a designee of the Underwriter as a director of the Company, or, at the Underwriter's option, as a non-voting advisor to the Company's Board of Directors. The Company's officers and directors and holders of 5% or more of the outstanding shares of the Company's Common Stock have agreed to vote their shares of Common Stock in favor of such designee. The Underwriter has not yet exercised its right to designate such person.

Compliance with Section 16(a) of Securities Exchange Act of 1934

     Section 16(a) of Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who beneficially own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Commission. Officers, directors and greater than 10 percent owners are required by certain Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on the Company's review of the copies of such forms received by it, the Company believes that during the year ended January 31, 1995, except as set forth below, filing requirements applicable to its officers, directors and 10% stockholders of Common Stock were complied with: Mr. Cole failed to timely file a Form 4 with respect to grants of options to him in August and December 1994 and the purchase of 86,956 shares by NRC upon conversion of a convertible note in January 1995; Mr. Klein failed to timely file Form 4's with respect to his purchase of 5,000 shares of Common Stock and the grant to him of stock options in December 1994; and Mr. O'Shaughnessy failed to timely file a Form 4 with respect to the receipt of a contract right to acquire 260,000 shares in May 1994, the disposition of certain shares of stock in August 1994 and a grant of options to him in December 1994. Barry Emanuel failed to timely file a Form 4 to report certain grants to him of stock options in September 1994.

Item 10.  Executive Compensation

     The following table discloses for the fiscal years ended January 31, 1995, 1994 and 1993, compensation for the person that served as Chief Executive Officer during the fiscal year ended January 31, 1995 and for the those persons that served as executive officers of Candie's, Inc. during such fiscal year whose salaries exceeded $100,000 (collectively, the "Named Executives").

                           Summary Compensation Table

                                                                                     Long-Term
                                                 Annual                            Compensation
                                              Compensation                            Awards
                                       --------------------------          -------------------------------
                                                                                                Securities
         Name and Principal                                                                     Underlying             All Other
             Position                  Year             Salary($)            Bonus($)           Options(#)        Compensation($)(1)
             --------                  ----             ---------            --------           ----------        ------------------

Neil Cole                              1995              225,000           $46,100(2)            410,000                 -0-
President and Chief                    1994              232,198(3)                              600,000                 -0-
Executive Officer                      1993                -0-                                     -0-                 200,012


Gary Klein                             1995              106,667                                  15,000                 -0-
Chief Financial Officer                1994              103,969                                  20,000                 -0-
and Vice President-                    1993               12,271                                   -0-                   -0-
Finance

Lawrence O'Shaughnessy                 1995              186,000                                  10,000                 -0-
Chief Operating                        1994              149,083                                  75,000                 -0-
Officer                                1993                -0-                                     -0-                   -0-

----------

(1) The amount reported for Mr. Cole for the 1993 fiscal year represents consulting fees paid by the Company to Mr. Cole in that year.


(2) Represents bonus accrued in Fiscal 1995 under Mr. Cole's employment agreement.


(3) The amount reported in this column for 1994 fiscal year for Mr. Cole includes $69,062 which represents the fair market value as of February 23, 1993 of 16,250 shares of the Company's Stock awarded to Mr. Cole on that date in lieu of $65,000 of salary accrued but not paid by the Company to Mr. Cole during its 1993 and 1994 fiscal years, of which approximately $43,300 of such amount was accrued in fiscal 1993 and the balance in fiscal 1994, which accrued salary was converted into shares of Common Stock at the rate of $4.00 per share. The fair market value of the shares of Common

     Stock issued to Mr. Cole is based on the per share closing sale price of the Common Stock on February 23, 1993 ($4.25) as reported by NASDAQ.

The following table provides information with the respect to individual stock options granted during Fiscal 1995 to each of the Named Executive officers:

                        Option Grants in Last Fiscal Year
                        ---------------------------------
                               (Individual Grants)

                                                        % of
                                                        Total
                                                       Options
                                Shares               Granted to
                              Underlying              Employees           Exercise
                                Options               in Fiscal             Price               Expiration
Name                          Granted(#)                Year               ($/sh)                  Date
----                          ----------                ----               ------                  ----
Neil Cole                      10,000(1)                 0.9                1.25                 12/20/99
                              400,000(1)                37.2                1.50                  8/01/99

Gary Klein                     10,000(2)                 0.9                1.75                  9/30/04
                                5,000(1)                 0.5                1.25                 12/20/99

Lawrence
O'Shaughnessy                  10,000(1)                 0.9                1.25                 12/20/99

----------
(1) Non-qualified non-plan stock options; each option became exercisable on its date of grant and expires five years from that date. The options for 410,000 shares granted to Mr. Cole and the option for 10,000 shares granted to Mr. O'Shaughnessy are subject to termination prior to their stated expiration dates upon occurrence of certain events related to termination of employment or death.

(2) Incentive stock option granted under the Company's 1989 Stock Plan; the option granted to Mr. Klein became exercisable on the date of grant. Each such option expires on the earlier of 10 years from its date of grant or termination of the Plan, subject to earlier termination upon the occurrence of certain events related to termination of employment or death.

     The following table sets forth information at January 31, 1995 respecting exercised and unexercised stock options held by the Named Executives. None of the Named Executives exercised any stock options during Fiscal 1995.

                                                    Fiscal Year-End Option Values
                                                    -----------------------------
                                   Number of Securities                        Value of Unexercised
                                  Underlying Unexercised                       In-the-Money Options
                               Options at January 31, 1995                     at January 31, 1995*
                             -------------------------------            --------------------------------
 Name                        Exercisable       Unexercisable            Exercisable        Unexercisable
 ----                        -----------       -------------            -----------        -------------

Neil Cole                     1,010,000                 -0-                 $  -0-                  $-0-

Gary Klein                       23,000              12,000                    -0-                   -0-

Lawrence O'Shaughnessy           85,000                 -0-                    -0-                   -0-

----------------
* Options are "in-the-money" if the fair market value of the Common Stock exceeds the exercise price. At January 31, 1995, the closing sale price per share of the Common Stock as reported by NASDAQ was $1.13.

Pension Plan

     As of December 31, 1994, the Company suspended benefit accruals for future services for participants under the Company's defined benefit pension plan which was terminated on February 10, 1995. Participants in the plan will receive a lump sum distribution of amounts held in their respective accounts under the plan.

Compensation of Directors

     Directors receive no cash compensation for serving on the Board. However, non-employee directors of the Company are eligible to be granted non-qualified stock options and limited stock appreciation rights under the Company's 1989 Stock Option Plan (the "1989 Plan"). No stock appreciation rights have been granted under the 1989 Plan. Non-qualified stock options may be granted under the 1989 Plan for up to 10 years from the date of grant at such exercise prices as the Board of Directors may determine. No non-qualified stock options were granted to non-employee directors under the 1989 Plan during Fiscal 1995. However, in September 1994, Mr. Barry Emanuel was granted five-year non-plan non-qualified stock options to purchase an aggregate of 25,000 shares of Common Stock at $1.9375 per share.

Employment Contracts and Termination and Change-in-Control Arrangements

     The Company has entered into an employment agreement with Neil Cole, which as amended, expires on February 28, 1997, at an annual base salary of $300,000 for the year ending February 28, 1996 and $350,000 thereafter, subject to annual increases at the discretion of the Company's Board of Directors. Pursuant to the employment agreement, Mr. Cole will serve as President and Chief Executive Officer of the Company, devoting a majority of his business time to the Company and the remainder of his business time to other business activities, including those of NRC. Pursuant to the agreement, Mr. Cole (i) is entitled to receive a portion of an annual bonus pool equal to five percent of the Company's annual pre-tax profits, if any, divided among the Company's executive officers, as determined by the Board of Directors; (ii) was granted an immediately exercisable non-qualified five-year option to purchase 400,000 shares of the Company's Common Stock at an exercise price of $5.00 per share; and (iii) is entitled to customary benefits, including participation in management incentive and benefit plans, reimbursement for automobile, reasonable travel and entertainment expenses and a life insurance policy in the amount of $1,000,000. Mr. Cole is also entitled to receive any additional bonuses as the Board of Directors may determine. In March 1995, Mr. Cole was also granted an immediately exercisable five-year option to purchase 400,000 shares of Common Stock at $1.16 per share for his agreement to extend his employment agreement to the current expiration date. If Mr. Cole terminates his employment with the Company for "good reason" (as defined in the employment agreement) or the Company terminates Mr. Cole's employment without "cause" (as defined in the employment agreement), including by reason of a "change-in-control" of the Company (as defined in the employment agreement), the Company is obligated to pay Mr. Cole his full salary (at the annual base salary rate then in effect) through the date of termination plus full base salary for one year or the balance of the term of the agreement, whichever is greater.

     The Company has reached an agreement in principle to enter into an employment agreement with Mr. O'Shaughnessy with respect to his continued employment as an officer of the Company. The agreement contemplates that Mr. O'Shaugnessy will be employed at an annual base salary of $225,000 for the year ending March 31, 1996 and $250,000 thereafter, subject to annual increases at the discretion of the Company's Board of Directors. Pursuant to the agreement, Mr. O'Shaughnessy will serve as Executive Vice-President and Chief Operating Officer of the Company, devoting a majority of his business time to the Company and the remainder of his business time to other business activities. Pursuant to the agreement, Mr. O'Shaughnessy (i) will be entitled to receive an annual bonus equal to 1.5% of the Company's annual pre-tax profits, if any; (ii) was granted an immediately exercisable non-qualified five-year option to purchase 200,000 shares of the Company's Common Stock at an exercise price of $1.16 per share; and (iii) will be entitled to customary benefits, including participation in management incentive and benefit plans, reimbursement for automobile, reasonable travel and entertainment expenses and a life insurance policy in an amount equal to his annual base salary.

     The Company has entered into an employment agreement with Gary Klein which provides for his employment as the Vice-President of Finance of the Company for a two year period expiring November 15, 1996 at an annual salary of $100,000. In addition, the Company will provide Mr. Klein with term life insurance in the amount of $110,000.

     Effective as of December 16, 1993, the Company entered into an agreement with MLF (the "Inventory Purchase Agreement") to purchase finished goods inventory items from MLF. In May 1994, the Company agreed to issue an aggregate of 260,000 shares of Common Stock to MLF in satisfaction of the Company's obligation to make payments of approximately $614,000 to MLF in connection with the Company's purchase of shoes from MLF under the Inventory Purchase Agreement.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information as of May 9, 1995, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of Common Stock by (i) each person known by the Company to be the beneficial owner of more than five percent of the outstanding shares of Common Stock; (ii) each person named in the Summary Compensation Table; (iii) each of the Company's directors; and (iv) all executive officers and directors as a group:

                                                                                                               Percentage
        Name and Address of                                            Amount and Nature of                  of Beneficial
        Beneficial Owner(1)                                           Beneficial Ownership(2)                  Ownership
        -------------------                                           -----------------------                  ---------
Neil Cole.......................................................          3,298,946(3)(4)(5)                     32.1%
New Retail Concepts, Inc........................................          1,827,696(3)(5)                        20.7%

Terren Peizer...................................................            650,000                               7.9%
c/o Beechwood Financial Company, Inc............................
    Suite 2000
    11100 Santa Monica Boulevard
    Los Angeles, California 90025

Saint Day International Co., Ltd................................            460,000(6)                            5.6%
Lawrence O'Shaughnessy..........................................            345,000(7)                            4.1%
Gary Klein......................................................             28,000(8)                               *
Barry Emanuel...................................................             12,500(9)                               *
All executive officers and directors
as a group (four persons)       ................................          3,684,446(3)(4)
 ................................................................           (5)(7)(8)(9)                          34.8%

---------------
*    Less than 1%.

(1) Unless otherwise indicated, the address of each of the persons listed below is 2975 Westchester Avenue, Purchase, New York 10577.

(2) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days upon the exercise of warrants or options. Consequently, each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days from May 9, 1995 have been exercised. Unless otherwise noted, the Company believes that all of the persons named in the above table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

(3) Neil Cole, the President and Chief Executive Officer of NRC, owns, beneficially and of record, approximately 30% of NRC's outstanding common stock. In addition, as President of NRC, Mr. Cole has or will have the right to vote the 1,827,696 shares of the Company's Common Stock beneficially owned by NRC. Mr. Cole disclaims beneficial ownership of these shares.

(4) Includes 1,440,000 shares of Common Stock issuable upon exercise of immediately exercisable warrants and options owned by Neil Cole. Also includes 10,000 shares held by a charitable foundation of which Mr. Cole and his wife are co-trustees. Mr. Cole disclaims beneficial ownership of the shares held by the charitable foundation.

(5)  Includes   600,000  shares  of  Common  Stock  issuable  upon  exercise  of immediately exercisable options and warrants.

(6)  Includes   10,000  shares  of  Common  Stock   issuable  upon  exercise  of
     immediately exercisable options.

(7) Includes 285,000 shares of Common Stock issuable upon exercise of immediately exercisable options and 60,000 shares of Common Stock issued to MLF. Mr. O'Shaughnessy, Chief Operating Officer and a director of the Company, owns, beneficially and of record, all of the outstanding common stock of MLF. In addition, as President of MLF, Mr. O'Shaughnessy will have the right to vote the 60,000 shares of Common Stock issued to MLF. Consequently, Mr. O'Shaughnessy may be deemed the beneficial owner of such 60,000 shares of Common Stock.

(8)  Includes   23,000  shares  of  Common  Stock   issuable  upon  exercise  of
     immediately exercisable options.

(9) Represents shares of Common Stock issuable upon exercise of immediately exercisable options.

Item 12.  Certain Relationships and Related Transactions


     In March 1993, El Greco, a subsidiary of NRC (a principal stockholder of the Company) that was later merged with NRC, assigned to the Company certain trademarks (collectively, the "Trademarks"), including the CANDIE'S trademark, all of El Greco's business operations associated with the Trademarks and all of its existing licensing agreements with respect to the Trademarks (including the existing license agreement between El Greco and the Company relating to the CANDIE'S trademark). In connection therewith, El Greco received from the Company in March 1993 (the "Closing Date"), 900,000 shares of Common Stock, a subordinated note of the Company in the principal amount of $325,000 maturing two years from the Closing Date (the "El Greco Note") and $75,000 as reimbursement for its expenses, including attorney's fees, relating to the foregoing transactions. The term of this transaction was determined by negotiations between the parties. In July 1994, the Company issued 240,740 shares of Common Stock to NRC in full payment of the El Greco Note.

     In March 1993, the Company entered into a Services Allocation Agreement with NRC pursuant to which the Company provides NRC with certain business services for which NRC pays the Company an amount equal to an allocable portion of the Company's expenses, including employees' salaries, associated with such services. Pursuant to such agreement, NRC paid the Company an aggregate of approximately $73,860 and $159,758 during the fiscal years ended January 31, 1994 and 1995, respectively.

     Effective as of December 16, 1993, the Company entered into an agreement with MLF (the "Inventory Purchase Agreement") to purchase certain finished goods inventory items from MLF. Mr. O'Shaughnessy, the Chief Operating Officer of the Company, is the President of MLF. In July 1994, pursuant to the Inventory Purchase Agreement, the Company issued an aggregate of 260,000 shares of Common Stock to MLF in satisfaction of te Company's obligation to make payments in an amount equal to the purchase price of approximately $614,000, by the Company.

     In  November  1993,  the  Company   granted  to  Mr.  Cole  an  immediately
exercisable stock option to purchase 200,000 shares of Common Stock at an exercise price of $2.56 per share in consideration for the issuance by Mr. Cole to Congress of his limited guaranty of certain indebtedness of the Company to Congress. Such option expires five years from its date of grant. In August 1994, Mr. Cole was granted a five-year option to purchase 400,000 shares of the Company's Common Stock at $1.50 per share and his annual salary was increased to $250,000 per annum in consideration of granting his unlimited guaranty of certain indebtedness of the Company to Congress.

     In January 1995, the Company and NRC entered into an Amended and Restated Affiliation Transaction Agreement which generally provides that, except for certain specified exceptions, the Company will not enter into any transactions with NRC or any subsidiary of NRC, except where the transaction is approved by either a majority of the Company's disinterested directors (as defined in the agreement) or its stockholders.

     On February 1, 1995 (the "Closing Date"), the Company and NRC entered into a securities purchase agreement (the "Securities Purchase Agreement"), pursuant to which NRC loaned to the Company the sum of $400,000 (the "Loan"). The Loan is evidenced by a senior subordinated secured note (the "Note") in the sum of $400,000 bearing interest at the prime rate as established by Corestate National Bank of Philadelphia, Pennsylvania ("Corestate"), from time to time, and is due on June 30, 1995, subject to extension of the maturity date by the Company to September 30, 1995 (the "Loan Extension"). The Company's has advised the Company that the proceeds of the Loan are to be utilized to replace cash collateral in favor of Congress a senior lender to the Company's, which was previously advanced by Mr. Cole for the benefit of the Company.

     On the Closing Date, NRC also loaned the Company the sum of $200,000 (the "Trademark Loan"), the proceeds of which were used by the Company as an advance for the license of the Bongo Trademark with an unaffiliated third party. The Loan is evidenced by the Trademark Note in the sum of $200,000 bearing interest at the prime rate as established by Corestate, from time to time, and is due on February 1, 1996. Candie's has agreed to prepay the Trademark Note to the extent of 50% of gross profits received by the Company from the use of the Trademark with third parties on an agency or commission basis.

     In addition, on the Closing Date, NRC agreed to make available to the Company during the period which commenced on the Closing Date and expiring on June 30, 1995, an additional $200,000 if, but only if the Company is required to advance additional cash collateral to Congress (the "Congress Line of Credit"). Any advances on the Congress Line of Credit will be evidenced by a senior subordinated secured note (the "Congress Advance Note") bearing interest at the prime rate as established by Corestate.

     On the Closing Date, the Company issued to NRC warrants ("Warrants") to purchase up to 700,000 shares of Common Stock, of which 500,000 shares vested on the Closing Date and 200,000 shares will vest upon the occurrence of a Loan Extension, exercisable at an initial price of $1.2375 per share of Common stock, which price equals 110% of the closing bid price of the Common Stock on the NASDAQ National Market System on January 31, 1995. The shares of Common Stock underlying the Warrants have been granted certain "piggy-back" registration rights by the Company.

     To secure the obligations of the Note, the Trademark Note and, if issued, the Congress Advance Note (collectively the "Notes"), the Company granted to NRC a security interest in all of the assets of the Company's, Bright Star Footwear, Inc., a wholly-owned subsidiary of the Company, and Intercontinental Trading Group, Inc., a majority-owned subsidiary of the Company, subject to a first lien on such assets in favor of Congress and/or one or more commercial or institutional lenders other than Congress, to be identified after the Closing Date, who may provide the Company with up to an aggregate of $7,500,000 principal amount of secured senior financing. In furtherance thereof, on the Closing Date, NRC entered into an intercreditor and subordination agreement with Congress and issued a corporate limited recourse guarantee and waiver in favor of Congress in the amount of $400,000 (the "Guarantee"), whereby the sole and exclusive recourse of the Guarantee is the $400,000 Loan. As additional security for the Notes, Mr. Cole issued a personal guarantee in favor of NRC.


     The Company has no reason to believe that the terms of the transactions described hereunder were on terms that were less favorable to the Company than those that could have been obtained from non-affiliated parties.

Item 13. Exhibits, List and Reports on Form 8-K

         (a) (1) and (2)

         (a) Exhibits numbered in accordance with Item 601 of Regulation S-B.

Exhibit
Numbers  Description

3.1(1)   Certificate of Incorporation, as amended through October 1994 (1)

3.2      Amendment to Certificate of Incorporation filed November 1994

3(b)     By-Laws (1)

4.1 Form of Warrants to Purchase Common Stock issued to Whale Securities Co., L.P. (2)

10.1 Trademark Purchase Agreement between the Company and New Retail Concepts, Inc. (4)

10.2     Millfeld Trading Co., Inc. 1989 Stock Option Plan (1)

10.3 Discount Factoring Agreement and Supplements between Congress Talcott Corporation and the Company (5)

10.4 General Security Agreement between Congress Talcott Corporation and Intercontinental Trading Group, Inc. (5)

10.5 Personal Guaranty and Waiver of Neil Cole in favor of Congress Talcott Corporation (5)

10.6     Employment Agreement between Neil Cole and the Company (5)

10.7     Amendment to Employment Agreement between Neil Cole and the Company

10.8 Services Allocation Agreement between the Company and New Retail Concepts Inc. (5)

10.9     Joint Venture  Agreement  between Carousel Group,  Inc. and the Company
         (4)

10.10 Sublease Termination Agreement between the Company and Fieldcrest Cannon, Inc. (5)

10.11    Indemnity Agreement of Barnet Feldstein (5)

10.12 Amended and Restated Affiliates Transaction Agreement between the Company and New Retail Concepts Inc. dated January 30, 1995

10.13 Securities Purchase Agreement between New Retail Concepts, Inc. and the Company dated February 1, 1995

10.14 Security Agreement among New Retail Concepts, Inc., the Company, Bright Star Footwear, Inc. and Intercontinental Trading Group, Inc., dated February 1, 1995

10.15 Guarantee of Neil Cole in favor of New Retail Concepts, Inc. dated February 1, 1995

10.16    Lease with respect to the Company's executive offices

10.17    Employment Agreement between Gary Klein and the Company

10.18    License Agreement between El Greco, Inc. and Wundie's, Inc.

10.19 Settlement Agreement dated October 6, 1994 by and among the Company, Intercontinental Trade Group, Inc., Bright Star Footwear, Inc. and Shanghai Council Bank, Ltd.

10.20 Agreement dated May 16, 1994 between the Company and New Retail Concepts, Inc.

10.21 Agreement dated May 16, 1994 between the Company and Major League Footwear, Inc.

10.22 Settlement Agreement dated July 22, 1994 between the Company and Starter Corporation.

10.23 Settlement Agreement dated July 13, 1994 between the Company and Saintday International Co. Ltd.

21       Subsidiaries of the Company

----------
(1) Filed with the Registrant's Registration Statement on Form S-18 (File 33-32277- NY) and incorporated by reference herein.

(2) Filed with the Registrant's Current Report on Form 8-K dated June 6, 1991 and incorporated by reference herein.

(3) Filed with the Registrant's Annual Report on Form 10-K for the year ended January 31, 1992.

(4) Filed with the Registrant's Registration Statement on Form S-1 (File 33-53878) and incorporated by reference herein.

(5) Filed with the Company's Annual Report on Form 10-K for the year ended January 31, 1994 and incorporated referred herein.

             (b)  Reports on Form 8-K

                    No reports on Form 8-K were filed in the last quarter of the period covered by this report.

                        Consolidated Financial Statements

                               Form 10-KSB Item 7

                         Candie's, Inc. and Subsidiaries

                      Years ended January 31, 1995 and 1994

                         Candie's, Inc. and Subsidiaries

                               Form 10-KSB Item 7

                   Index to Consolidated Financial Statements

Report of Independent Auditors...........................................    S-3

Consolidated Balance Sheets - January 31, 1995 and 1994..................    S-4

Consolidated Statements of Operations for the Years ended
   January 31, 1995 and 1994.............................................    S-6

Consolidated Statements of Stockholders' Equity (Deficiency)
   for the Years ended January 31, 1995 and 1994.........................    S-7

Consolidated Statements of Cash Flows for the Years ended
   January 31, 1995 and 1994.............................................    S-9

Notes to Consolidated Financial Statements...............................   S-11

                         Report of Independent Auditors

The Stockholders of
Candie's, Inc.

We have audited the accompanying consolidated balance sheets of Candie's Inc. and subsidiaries as of January 31, 1995 and 1994 and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Candie's, Inc. and subsidiaries at January 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.


The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2(a) the Company has suffered recurring losses, and at January 31, 1995, continues to have a working capital deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon continued support of trade vendors and institutional lenders, obtaining additional equity and, achieving profitable operations. Management's plans in regard to these matters are also discussed in
Note 2(a). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                              ERNST & YOUNG LLP

New York, New York
April 26, 1995

                         Candie's, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                                                                 January 31
                                                            1995           1994
                                                        -------------------------
Assets (Notes 6 and 7)
Current assets:
    Cash and cash equivalents                           $      --     $   114,153
    Restricted cash (Note 10)                               100,000          --
    Accounts receivable, net of allowances of $45,000
      and $773,000 at January 31, 1995 and 1994             583,911       226,593
    Inventories                                           3,269,158     3,572,733
    Prepaid expenses                                        151,195       273,832
    Refundable taxes                                           --         219,876
                                                        -------------------------
Total current assets                                      4,104,264     4,407,187
                                                        -------------------------

Property and equipment, less accumulated
    depreciation and amortization (Note 4)                  142,960       210,514
                                                        -------------------------

Other assets:
    Noncompetition agreements (Note 3)                      414,234       516,952
    Trademark                                             5,114,282     5,397,098
    Other                                                   514,274       512,929
                                                        -------------------------
Total other assets                                        6,042,790     6,426,979


Total assets
                                                        -------------------------
                                                        $10,290,014   $11,044,680
                                                        =========================



See accompanying notes to consolidated financial statements.

                         Candie's, Inc. and Subsidiaries

                                                                          January 31
                                                                     1995            1994
                                                                ----------------------------
Liabilities and stockholders' equity (deficiency)
Current liabilities:
  Accounts payable                                              $  1,820,598    $  1,795,246
  Payable for inventory in transit                                 1,105,845         395,918
  Due to factor (Note 6)                                           1,162,035       1,782,413
  Due to Major League Footwear (Note 9)                                 --           613,771
  Accrued litigation expense (Note 9)                                100,000         555,000
  Accrued expenses, allowances and taxes                           1,394,253       1,678,854
  Accrued royalty (Note 9)                                              --           532,031
  Accrued U.S. Customs duty (Note 10)                                 63,427          51,004
  Current maturities of long-term debt (Notes 1 and 7)                  --           183,750
                                                                ----------------------------
Total current liabilities                                          5,646,158       7,587,987

Long-term debt (Notes 1 and 7)                                          --         3,209,425
Due to El Greco, Inc. (Note 1)                                          --           325,000
Other noncurrent liabilities (Note 9)                                206,213            --
Accrued U.S. Customs duty (Note 10)                                   45,746         100,449
Accrued pension liability (Note 14)                                     --           392,000
                                                                ----------------------------
Total liabilities                                                  5,898,117      11,614,861

Commitments, contingencies and other matters (Notes 2, 5, 6, 7, 8, 9, 10, and 13)

Stockholders' equity (deficiency) (Note 8):
  Preferred stock, $.01 par value--shares authorized
     5,000,000; none issued or outstanding
  Common stock, $.001 par value--shares authorized:
     30,000,000 and 10,000,000 at January 31, 1995 and
     1994, respectively; shares issued: 8,709,465 and
     5,022,735 at January 31, 1995 and 1994, respectively              8,709           5,023
  Additional paid-in capital                                       9,162,837       7,670,081
  Deficit, since February 28, 1993, (deficit eliminated
     $27,696,007)                                                 (4,779,649)     (5,546,908)
  Treasury stock, at cost, 254,633 shares at January 31, 1994           --        (2,698,377)
                                                                ----------------------------
Total stockholders' equity (deficiency)                            4,391,897        (570,181)
                                                                ----------------------------
Total liabilities and stockholders' equity                      $ 10,290,014    $ 11,044,680
                                                                ============================

                         Candie's, Inc. and Subsidiaries

                      Consolidated Statements of Operations

                                                               Year ended January 31
                                                               1995            1994
                                                          ----------------------------
Landed sales                                              $ 19,953,482    $  9,799,032
Cost of landed sales                                        17,827,038       9,388,628
                                                          ----------------------------
Gross profit on landed sales                                 2,126,444         410,404

Other income:
 Commission income                                           3,956,722       3,245,720
 License income                                                281,929         118,947
                                                          ----------------------------
Gross profit                                                 6,365,095       3,775,071
                                                          ----------------------------

Operating expenses:
 Selling expenses                                            4,574,655       4,935,546
 General and administrative expenses                         3,520,964       3,848,483
 Income on defined benefit plan curtailment (Note 14)         (340,000)           --
                                                          ----------------------------
Total operating expenses                                     7,755,619       8,784,029

Operating loss                                              (1,390,524)     (5,008,958)

Other income (deductions):
    (Loss) on settlements of litigation and other
       obligations (Note 9)                                    (77,697)           --
    Insurance claim proceeds (Note 9)                          275,000            --
    Provision for litigation and other settlements
       and writedown of investment in Joint Venture
       (Notes 5 and 9)                                            --          (817,276)
    Interest expense, net                                     (647,440)       (472,570)
    Loss on abandonment of fixed assets                        (60,755)        (28,282)
                                                          ----------------------------
Loss before income taxes and extraordinary item             (1,901,416)     (6,327,086)

Provision (recovery) of income taxes                            33,500          (5,994)
                                                          ----------------------------
Net (loss) before extraordinary item                        (1,934,916)     (6,321,092)
Extraordinary item--gain on extinguishment of debt,
    net of income taxes of $121,000 (Note 7)                 2,702,175            --
                                                          ----------------------------
Net income (loss)                                         $    767,259    $ (6,321,092)
                                                          ============================

Earnings (loss) per share:
    Net loss before extraordinary item                    $       (.30)   $      (1.32)
    Extraordinary item--gain on extinguishment of debt,
    net of income taxes of $.02                                    .42            --
                                                          ----------------------------
Net income (loss)                                         $        .12    $      (1.32)
                                                          ============================

Weighted average number of common shares outstanding         6,398,488       4,789,667
                                                          ============================

See accompanying notes to consolidated financial statements.

                         Candie's, Inc. and Subsidiaries

          Consolidated Statements of Stockholders' Equity (Deficiency)

                                                     Common Stock        Preferred Stock    Additional
                                                 ----------------------------------------    Paid-In         Retained
                                                  Shares       Amount   Shares   Amount      Capital         Deficit
                                                 ----------------------------------------------------------------------

Balance at January 31, 1993                         912,577     $912      -        -       $17,737,564    $(26,921,823)

  Issuance of common stock at $5.00
    per share pursuant to a secondary
    public offering on March 3, 1993,
    net of related expenses of $1,577,298         1,475,000    1,475      -        -         5,796,227           -


  Issuance of common stock in connection
    with the acquisition of Candie's trademark      900,000     900       -        -         1,079,100           -

  Issuance of common stock and write-off of
    deferred professional fees and accrued
    interest in connection with conversion
    of debenture                                    777,777     778       -        -         2,489,483           -

  Acquisition of treasury stock through
    capital contribution by the former
    debenture holder                                              -       -        -           415,033           -

  Forgiveness of debt by the Company's
    institutional lender                                  -       -       -        -         5,940,019           -

  Issuance of common stock in connection with
    acquisition of underwriter's IPO warrants        57,609      58       -        -               (58)          -

  Issuance of common stock in lieu of
    compensation to two executives                   32,500      33       -        -           129,967           -

  Issuance of common stock in connection with
    settlements of accrued royalties owed to
    Chaus and legal fees related to the
    offering on March 3, 1993                       115,000     115       -        -           305,885           -

  Net loss for the month ended
    February 28, 1993                                   -         -       -        -             -            (774,184)

  Reclass stockholders' deficiency pursuant
    to quasi-reorganization                             -         -       -        -       (27,696,007)     27,696,007

                                                 ------------------------------------------------------------------------

Balance at February 28, 1993                      4,270,463   4,271       -        -         6,197,213           -

  Additional secondary offering costs and
    settlements of prior year liabilities                                                        -               -

  Issuance of common stock at $2.75 per
    share pursuant to a private placement
    on  May 18, 1993, net of related expenses
    of $114,794; and 25,000 shares of common
    stock in connection with private
    placement finder's fee                          752,272     752       -        -         1,884,454           -

  Net loss for eleven months ended
    January 31, 1994                                    -         -       -        -                 -      (5,546,908)

                                                 ----------------------------------------------------------------------
Balance at January 31, 1994                       5,022,735   5,023       -        -         7,670,081      (5,546,908)


                                                     Treasury Stock
                                                 ---------------------
                                                  Shares       Amount         Total
                                                 --------------------------------------

Balance at January 31, 1993                      (126,856)  $(2,283,344)  $(11,466,691)

  Issuance of common stock at $5.00
    per share pursuant to a secondary
    public offering on March 3, 1993,
    net of related expenses of $1,577,298            -          -            5,797,702


  Issuance of common stock in connection
    with the acquisition of Candie's trademark       -          -            1,080,000

  Issuance of common stock and write-off of
    deferred professional fees and accrued
    interest in connection with conversion
    of debenture                                     -          -            2,490,261

  Acquisition of treasury stock through
    capital contribution by the former
    debenture holder                             (127,777)  (415,033)             -

  Forgiveness of debt by the Company's
    institutional lender                             -          -            5,940,019

  Issuance of common stock in connection with
    acquisition of underwriter's IPO warrants        -          -                 -

  Issuance of common stock in lieu of
    compensation to two executives                   -          -              130,000

  Issuance of common stock in connection with
    settlements of accrued royalties owed to
    Chaus and legal fees related to the
    offering on March 3, 1993                        -          -              306,000

  Net loss for the month ended
    February 28, 1993                                -          -             (774,184)

  Reclass stockholders' deficiency pursuant
    to quasi-reorganization                          -          -                 -

                                                ---------------------------------------

Balance at February 28, 1993                     (254,633) (2,698,377)       3,503,107

  Additional secondary offering costs and
    settlements of prior year liabilities            -           -            (411,586)

  Issuance of common stock at $2.75 per
    share pursuant to a private placement
    on  May 18, 1993, net of related expenses
    of $114,794; and 25,000 shares of common
    stock in connection with private
    placement finder's fee                           -           -           1,885,206

  Net loss for eleven months ended
    January 31, 1994                                 -           -          (5,546,908)

                                                ---------------------------------------
Balance at January 31, 1994                      (254,633)     (2,698,377)    (570,181)

                         Candie's, Inc. and Subsidiaries

                                                     Common Stock        Preferred Stock    Additional
                                                 ----------------------------------------    Paid-In         Retained
                                                  Shares       Amount   Shares   Amount      Capital         Deficit
                                                 ----------------------------------------------------------------------

Balance at January 31, 1994 (carryforward)      5,022,735    $  5,023      -      $   -    $  7,670,081   $ (5,546,908)

  Issuance of common stock in conjunction
    with settlementsof litigation and other
    obligations                                   910,000         910      -          -       1,067,590          -


  Issuance of common stock in full
    satisfaction of the El Greco Note             240,740         241      -          -         324,759          -

  Issuance of common stock pursuant to
    private placements in May 1994, net of
    related expenses of $66,881                   281,481         281      -          -         317,838          -

  Issuance of common stock and 8% Series A
    Convertible Preferred Stock pursuant
    to private placements in October 1994,
    net of related expenses of $398,400;
    and 55,000 shares of common stock in
    lieu of payment of professional fees        1,011,525       1,012    10,286      103       1,729,085          -

  Issuance of treasury shares pursuant to
    extinguishment of debt in October 1994            -           -        -          -       (1,627,344)         -

  Conversion of 8% Series A Convertible
    Preferred Stock into common stock             894,432         894   (10,286)    (103)           (791)         -

  Issuance of common stock to NRC                  86,957          87      -          -           99,913          -

  Retirement of treasury shares                  (216,666)       (217)     -          -       (1,070,816)         -

  Shares reserved in connection with
    settlement of litigation                      478,261         478                            549,522          -


  Tax effect of utilization of pre-quasi
    reorganization operating loss
    carryforwards                                     -            -       -           -         103,000          -

  Net income for the year ended
    January 31, 1995                                  -            -       -           -             -         767,259
                                                ------------------------------------------------------------------------

Balance at January 31, 1995                     8,709,465     $ 8,709      -      $   -     $  9,162,837   $(4,779,649)
                                                ========================================================================

                                                   Treasury Stock
                                                ---------------------
                                                 Shares       Amount         Total
                                               ---------------------------------------
Balance at January 31, 1994 (carryforward)     (254,633)  $(2,698,377)      $ (570,181)

  Issuance of common stock in conjunction
    with settlementsof litigation and other
    obligations                                    -             -           1,068,500


  Issuance of common stock in full
    satisfaction of the El Greco Note              -             -             325,000

  Issuance of common stock pursuant to
    private placements in May 1994, net of
    related expenses of $66,881                    -             -             318,119

  Issuance of common stock and 8% Series A
    Convertible Preferred Stock pursuant
    to private placements in October 1994,
    net of related expenses of $398,400;
    and 55,000 shares of common stock in
    lieu of payment of professional fees           -             -           1,730,200

  Issuance of treasury shares pursuant to
    extinguishment of debt in October 1994       37,967     1,627,344             -

  Conversion of 8% Series A Convertible
    Preferred Stock into common stock              -             -                -

  Issuance of common stock to NRC                  -             -             100,000

  Retirement of treasury shares                 216,666     1,071,033             -

  Shares reserved in connection with
    settlement of litigation                       -             -             550,000


  Tax effect of utilization of pre-quasi
    reorganization operating loss
    carryforwards                                  -             -             103,000

  Net income for the year ended
    January 31, 1995                               -             -             767,259
                                              ------------------------------------------

Balance at January 31, 1995                        -       $     -         $ 4,391,897
                                              ==========================================

   See accompanying notes to consolidated financial statements.

                         Candie's, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                               Year ended January 31
                                                               1995             1994
                                                              ------------------------

Cash flows from operating activities
Net income (loss)                                           $   767,259    $(6,321,092)
Items in net income (loss) not affecting cash:
   Depreciation and amortization                                496,119        590,868
   Provision for writedown of investment in Joint Venture          --          262,276
   Provision for litigation settlement                             --          555,000
   Gain on extinguishment of debt                            (2,823,175)          --
   Loss on settlements of litigation and other obligation        77,697           --
   Provision for allowances on accounts receivable             (728,000)      (192,000)
   Income on defined benefit plan curtailment                  (340,000)       (39,000)
   Gain on settlement of lease obligation                       178,081           --
   Gain on settlement of vendor liability                      (509,888)          --
   Loss on abandonment of property and equipment                 60,755         28,282
   Increase (decrease) in cash flows from changes in
      operating assets and liabilities:
        Restricted cash                                        (100,000)          --
        Accounts receivable                                     370,682        632,604
        Inventories                                             303,575     (2,860,113)
        Prepaid expenses                                        122,637       (215,364)
        Refundable income taxes                                 219,876         84,147
        Other assets                                            (38,089)        98,312
        Accounts payable                                         12,818         18,658
        Due to factor                                          (620,378)     1,782,413
        Due to Major League Footwear                               --          613,771
        Accrued expenses and taxes                               61,489        548,752
        Accrued royalty                                            --         (100,000)
        Payable for inventory in transit                        709,927        (83,511)
        Accrued U.S. Customs duties                             (42,280)   (1, 028,547)
        Other noncurrent liabilities                            206,213           --
                                                              ------------------------
Net cash used in operating activities                        (1,614,682)    (5,624,544)
                                                              ------------------------

                         Candie's, Inc. and Subsidiaries

                                                      Year ended January 31
                                                        1995          1994
                                                   --------------------------

Cash flows used in investing activities
Payments in connection with Candie's license       $      --      $   (75,000)
Capital expenditures                                   (67,041)       (97,140)
                                                   --------------------------
Net cash used in investing activities                  (67,041)      (172,140)
                                                   ==========================

Cash flows from financing activities

Net borrowings under revolving credit agreement           --          260,977
Repayments of long-term debt                          (570,000)    (1,856,825)

Proceeds from secondary public offering, net of
   related expenses of $2,040,048                         --        5,334,902
Proceeds from private placements, net of
   expenses and finders' fees of $476,030
   (1995) and $482,108 (1994)                        2,037,570      1,885,206
Proceeds from sale of stock to affiliated entity       100,000           --
                                                   --------------------------
Net cash provided by financing activities            1,567,570      5,624,260
                                                   --------------------------

Net decrease in cash and cash equivalents             (114,153)      (172,424)
Cash and cash equivalents, beginning of year           114,153        286,577
                                                   --------------------------
Cash and cash equivalents, end of year             $      --      $   114,153
                                                   ==========================
Supplemental cash flow information
Cash paid during the period for interest           $ 1,117,468    $   406,567
                                                   ==========================
Cash paid during the period for income taxes       $    62,682    $     3,856
                                                   ==========================


See accompanying notes to consolidated financial statements.

                         Candie's, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                January 31, 1995

1. Continuing Operations

Business, Secondary Offering and Other Transactions

Candie's, Inc. and its subsidiaries (the "Company") design, market, import and distribute a variety of moderately-priced, leisure and fashion footwear for women and girls under the trademark CANDIE'S. The Company's product line also includes a wide variety of workboots, hiking shoes and men's leisure shoes designed, marketed and distributed by the Company's wholly-owned subsidiary, Bright Star Footwear, Inc. ("Bright Star").

The Company is engaged in a joint venture arrangement for the development of a specialized footwear sole (the "Joint Venture") with Urethane Technologies, Inc. ("UTI") (see Note 5).

(i) Secondary Offering

The Company completed an offering of its common stock (the "Secondary Offering") on February 23, 1993. Upon the effectiveness of the Secondary Offering, the Company's stockholders approved the following: (1) a change in the Company's name from Millfeld Trading Co., Inc., to Candie's, Inc., (2) a 1 for 4.5 reverse stock split of its common stock for which retroactive effect has been given in the financial statements, and (3) a quasi- reorganization.

The following transactions ((ii) through (v)), occurred contemporaneously upon effectiveness or closing of the Secondary Offering:

(ii) Debenture Conversion

Upon effectiveness of the Secondary Offering and immediately prior to the reverse stock split, the holder of the Company's $3,500,000 subordinated convertible debenture (the "Debenture") converted the Debenture, in accordance with its terms, into 3,500,000 shares of common stock. Upon the completion of the reverse split, such former holder made a capital contribution of 127,777 of his 777,777 post-split shares of common stock to the Company and canceled a warrant to purchase additional shares of common stock previously issued to him in connection with the Debenture.

                         Candie's, Inc. and Subsidiaries

(iii) The El Greco Transactions

Upon the closing of the Secondary Offering, the Company and El Greco, Inc., an affiliated company, consummated the following transactions (the "El Greco Transactions"): (i) El Greco received 900,000 shares of the Company's common stock; (ii) El Greco transferred the trademarks "CANDIE'S(R)," "ACTION CLUB(R)," "FULLMOON(R)" and "SUGAR BABIES(R)" (collectively, the "Trademarks"), and all of its business operations associated with the Trademarks, to the Company; (iii) El Greco assigned all of its preexisting agreements with licensees of the Trademarks to the Company; (iv) the Company issued to El Greco a subordinated note in the principal amount of $325,000, plus interest payable quarterly at the "prime interest rate" (as defined) (the "El Greco Note"); and (v) the Company paid El Greco's expenses, including attorney's fees relating to the El Greco Transactions, in the sum of $75,000 from the proceeds of the offering. In May 1994, the El Greco Note was satisfied. (See Note 9).

Upon the closing of the El Greco Transactions, the Company ceased to be a licensee and acquired actual ownership of the Candie's trademark.

In conjunction with the closing of the Secondary Offering and the transfer of the Trademarks from El Greco to the Company, El Greco's operations were merged into the operations of New Retail Concepts, Inc. ("NRC"), a significant shareholder of the Company and an entity whose principal shareholder is the Company's President.

(iv)Institutional Leader--Forgiveness ("Debt Restructuring")

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

                         Candie's, Inc. and Subsidiaries

1. Continuing Operations (continued)

The indebtedness before and after the restructuring was as follows:

                                                Current             Working         Revolving           Accrued
                                               Term Loan          Capital Loan        Loan              Interest          Total
                                            ----------------------------------------------------------------------------------------
Indebtedness before Debt Restructuring          $2,204,378           $500,000       $8,200,818         $ 284,823      $11,190,019
Debt forgiveness at March 3, 1993
                                                 (954,378)                  -      (4,700,818)         (284,823)      (5,940,019)
                                            ----------------------------------------------------------------------------------------
Indebtedness after Debt Restructuring           $1,250,000           $500,000       $3,500,000          $      -      $ 5,250,000
                                            ========================================================================================

   The balance of the indebtedness, after the Debt Restructuring was converted to the following facilities (see Note 7):

                                             Modified        Working              First           Second
                                             Term Loan     Capital Loan         Term Loan       Term Loan         Total
                                           ------------------------------------------------------------------------------------
Restructured Indebtedness                   $1,250,000       $500,000           $2,500,000      $1,000,000      $5,250,000
                                           ====================================================================================

(v)  Quasi-Reorganization

Upon effectiveness of the Secondary Offering and the Debt Restructuring, the Company's stockholders approved a corporate readjustment of the Company's accounts in the form of a quasi- reorganization which was effected upon the completion of the El Greco Transactions and the Debt Restructuring (see Note
(iv), above).


A quasi-reorganization, often referred to as "Fresh Start Accounting," is an accounting procedure which accomplishes, with respect to the Company's accounts and financial statements, what might have been accomplished in a reorganization by legal proceedings. The Company's assets, liabilities and capital accounts were adjusted to eliminate the stockholders' deficiency. On completion of the readjustments, the Company's accounts and financial statements were substantially similar to those of a new company commencing business. The Company believes the quasi-reorganization was appropriate because on completion of the Debenture Conversion, the Debt Restructuring and the installation of a new management team, the Company had substantially reduced its outstanding indebtedness which, to a great extent, was incurred in connection with its Discontinued Footwear Products, had formulated revised operating plans and as a result thereof would be able to devote its resources to its continuing operations and development of the Trademarks.

                         Candie's, Inc. and Subsidiaries

1. Continuing Operations (continued)

In connection with the quasi-reorganization, the following adjustments were made to the Company's accounts:

       CANDIE'S trademark                            $  2,640,084
       Noncompetition agreements                       (1,717,927)
       Investment in Joint Venture                       (737,724)
       Other assets                                      (184,433)
                                                     ------------
       Total                                         $     --
                                                     ============

2. Summary of Significant Accounting Policies

Basis of Presentation

Going Concern

The Company's consolidated financial statements have been presented on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The liquidity of the Company and its ability to obtain financing for its operations has been adversely affected by recurring operating losses.


Although on February 23, 1993 the Company successfully completed the Secondary Offering and Debt Restructuring which improved its financial condition, prior management's unresolved operating issues and vendor negotiations continued to negatively impact the Company's operations and additionally, sales of the Company's products have been below management's expectations. At January 31, 1995, the Company had a substantial working capital deficit. The unexpected operating losses have resulted in an accelerated use of funds provided by the public and private offerings of the Company's securities and adversely affected the Company's liquidity. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.


The continuation of the Company is dependent upon the continuing support of the Company's trade vendors and achieving profitable operations. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities or any other adjustments that may be necessary should the Company be unable to continue as a going concern.

                         Candie's, Inc. and Subsidiaries

2. Summary of Significant Accounting Policies (continued)

Principles of Consolidation

The consolidated financial statements include the accounts of the Company's wholly-owned subsidiaries, Bright Star, from June 1, 1990, the effective date of the acquisition (see Note 3) and Ponca, Ltd. from March 15, 1994, its inception, and the Company's 60% owned subsidiary, ITG, from February 1, 1988. All material intercompany accounts and transactions are eliminated.

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

Revenue Recognition

The Company's products are sold on either a landed sales or first cost basis. In the case of landed sales, the Company bears the risk of loss until the products are delivered to the customer. Revenues on landed sales are recognized when the products are delivered to the customer. For goods sold on a first cost basis, the Company acts as agent only, without risk of loss, and charges a commission on the sale. Commission income is recognized upon shipment by the manufacturers.

                         Candie's, Inc. and Subsidiaries

2. Summary of Significant Accounting Policies (continued)

Taxes on Income

The Company uses the liability method of accounting for income taxes under Financial Accounting Statement No. 109 "Accounting for Income Taxes" ("FASB 109").

Net Income (Loss) Per Share


Net income (loss) per common share is computed on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding during each year, retroactively adjusted to give effect to all stock splits. Common stock equivalents include stock options and warrants and the computation of net income (loss) per common share includes the dilutive effect of stock options and warrants, as appropriate, adjusted for treasury shares assumed to be purchased from the proceeds using the modified treasury stock method. Fully diluted net income (loss) per common share is not materially different from primary net income (loss) per common share.


Reclassifications

Certain amounts from the January 31, 1994 financial statements have been reclassified to conform to the current year's presentation.

Cash Flows

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents.

3. Acquisition of Bright Star Footwear, Inc.

Effective June 1, 1990, the Company acquired all of the common stock of Bright Star in exchange for 47,402 common shares of the Company's common stock, recorded at $16.90 per share ($801,088). The acquisition was accounted for as a purchase. The $551,093 excess of the purchase price over the fair value of Bright Star's net assets was allocated to goodwill which is being amortized over 15 years and is included in other assets on the accompanying consolidated balance sheet. Accumulated amortization at January 31, 1995 and 1994 was approximately $171,500 and $135,000, respectively.

                         Candie's, Inc. and Subsidiaries

3. Acquisition of Bright Star Footwear, Inc. (continued)

Additionally, in connection with the acquisition, the Company entered into noncompete agreements with Bright Star's former Chairman and President whereby the Company paid $1,225,000 and issued $2,275,000 of notes to such individuals. At February 23, 1993, in connection with the Quasi-reorganization, the Company wrote down this asset by $1,718,000. The agreements are being amortized over their respective terms. Accumulated amortization related to these agreements was $1,368,000 and $1,265,000 at January 31, 1995 and 1994, respectively.

4. Property and Equipment

Major classes of property and equipment consist of the following:

                                                    1995               1994
                                         ---------------------------------------
Furniture, fixtures and equipment                 $750,063           $721,113
Transportation equipment                            44,443             20,750
Leasehold improvements                                   -             53,905
                                         ---------------------------------------
                                                                      795,768

Less accumulated depreciation
and amortization                                   651,546            585,254
                                         ---------------------------------------
Net property and equipment                        $142,960           $210,514
                                         =======================================

5. Investment in Joint Venture


In September 1991, the Company entered into a joint venture agreement (the "Agreement") with Carousel Group, Inc. ("Carousel") an affiliate of Terren Peizer, a then 13.5% shareholder, primarily to exploit certain technology relating to the production of footwear soles. The Company invested $1,000,000 as its capital contribution for a 50% interest in the venture and under the terms of the Agreement, additional capital calls may be made to the joint venture partners. If a joint venture partner fails to make such additional contributions within thirty days, it may be contributed by the other joint venture partners whose share of income and distributions will be adjusted based on their share of capital. The Company is not required to make additional capital contributions and does not intend to make any additional contributions. The venture terminates on December 31, 2025, or earlier based on the occurrence of certain events, as defined.


The Company's investment in the Joint Venture has been accounted for under the equity method of accounting. Management believes that the Company's recovery of its investment, if any, will be realized over an indeterminate future period; therefore, the investment has been fully reserved.

                         Candie's, Inc. and Subsidiaries

6. Factor Agreement

On April 2, 1993, the Company entered into an accounts receivable factoring agreement. The agreement provides the Company with the ability to borrow funds from the factor, limited to 80% of eligible accounts receivable and 50% of eligible finished goods inventory (to a maximum of $5 million in inventory) in which the factor has a security interest. The agreement also provides for the opening of documentary letters of credit (up to a maximum of $2.5 million) to suppliers, on behalf of the Company. The factor requires a deposit equal to 43% of the amount of the letter of credit to be opened. Borrowings bear interest at the rate of one and one-half percent (1-1/2%) over the existing prime rate established by the Philadelphia National Bank.

Additionally, the Company was permitted to borrow up to $300,000 above its eligible accounts receivable and inventory formulas through July 31, 1994. This additional borrowing capacity was personally guaranteed by the Company's President. Subsequent to July 31, 1994, the Company's President personally guaranteed any and all borrowings with the factor.

At January 31, 1995 and 1994, the Company had $1,782,708 and $1,067,051,
respectively, of outstanding letters of credit and approximately $540,000 and $65,000, respectively, of available letters of credit.

Due to factor is comprised as follows:

                                             1995                 1994
                                      ----------------------------------------

Accounts receivable assigned              $3,478,771           $1,682,491
Outstanding advances                       4,640,806            3,464,904
                                      ----------------------------------------
                                          $1,162,035           $1,782,413
                                      ========================================

                         Candie's, Inc. and Subsidiaries

7. Long-Term Debt

At January 31, 1994, the outstanding indebtedness to the Company's Institutional Lender, in the form of the Modified Term Loan, the Working Capital Loan, the First Term Loan and the Second Term Loan (See Note 1), was approximately $3,393,000, of which approximately $3,209,000 was classified long-term at such date.

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

                         Candie's, Inc. and Subsidiaries

8.  Stockholder's Equity

(a) Warrants

The following schedule represents the outstanding warrants at January 3, 1995:

                                                                          Underwriter's
                            Stockholders   Underwriter's     Class (A)      Debenture    Debenture    Class (B)       Class (C)
                              Warrants     Warrants (1)     Warrants (2)     Warrants      Holder    Warrants (3)    Warrants (3)
                            --------------------------------------------------------------------------------------------------------
Warrants outstanding
  January 31, 1993            207,603        212,906           54,397         17,144      248,541        -               -

Cancellation of debenture
  warrants upon debenture
  conversion                      -             -                 -             -        (248,541)       -               -

Cancellation of under-
  writer's warrants at
  Secondary Offering,
  February 23, 1993               -         (212,906)             -          (17,144)        -           -               -

Issuance of underwriter's
  warrants at Secondary
  Offering                        -          442,500              -             -            -       1,475,000        1,475,000

Expiration of IPO warrants
  at January 31, 1994        (207,603)           -                -             -            -           -               -
                            --------------------------------------------------------------------------------------------------------
Warrants outstanding
  January 31, 1994                -          442,500           54,397           -            -       1,475,000        1,475,000

Adjustment of underwriter's
  warrants due to anti-
  dilution provisions             -          211,146(4)
                            --------------------------------------------------------------------------------------------------------
Warrants outstanding
  January 31, 1995                -          653,646           54,397           -            -       1,475,000        1,475,000
                            ========================================================================================================

(1)--At January 31, 1995, underwriter's warrants consist of 217,882 units at an exercise price of $3.38 per unit entitling the holder to one share of common stock, one Class B warrant and one Class C warrant. The shares reserved represent the amount of shares issuable upon the exercise of the underwriter warrants and the attached Class B and C warrants.

(2)--From July 1, through December 31, 1990, the Company entered into an IPO warrant exercise solicitation whereby holders of 54,397 of the Company's IPO warrants who exercised their IPO warrants received a new warrant (the "Class A Warrants"). These warrants are currently exercisable at a price of $22.50 and expire July 1997.

(3)--In connection with the Secondary Offering, the Company issued 1,475,000 shares of common stock, 1,475,000 class (B) redeemable warrants and 1,475,000 class (C) redeemable warrants to each registered holder. Each warrant entitles the holder to purchase one share of common stock at a price of $4.00 and $5.00, respectively. These warrants expire on February 23, 1998.

(4)--Pursuant to the Warrant Agreement, as a result of the issuance of shares and their dilutive effect, the Company's underwriters are entitled to exercise additional units, as described in (1) above. The adjustment represents the additional shares reserved for issuance in connection with these additional units. The exercise prices of the existing underwriter warrants have been adjusted, as defined.

                         Candie's, Inc. and Subsidiaries

8.  Stockholders' Equity (continued)

(b)  Common Stock

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

(iv) In May 1993, the Company sold 727,272 shares of common stock at a price of $2.75 per share to certain investors in a private placement. The investors paid $200,000 in cash and issued promissory notes to the Company in the aggregate amount of $1,800,000, which became due during July 1993 and were collected in full. The Company used the proceeds of the private placement as follows: $612,000 for the repayment of debt to the Institutional Lender; $250,000 for the payment of certain professional fees and other expenses and the remainder for working capital purposes.

                         Candie's, Inc. and Subsidiaries

Increase in Common Stock Authorized

In November 1994, the Stockholders held a Special Meeting to approve the proposal to amend the Company's Certificate of Incorporation to increase the authorized common stock from 10,000,000 to 30,000,000 shares. Concurrently with the amendment, the holders of the Company's outstanding 8% Series A Convertible Preferred Stock converted such shares into 894,431 shares of common stock.

Treasury Stock

In conjunction with the extinguishment of the Company's debt, the Institutional Lender received 322,222 shares of the Company's common stock from the Company's former President. Of these shares, 37,967 shares had previously been included in the Company's treasury stock.

The Company retired its treasury stock, resulting in a reduction of additional paid in capital of approximately $1,071,000.

Settlements of Obligations

In connection with the settlements of litigation and other obligations, the Company issued shares of its common stock (see Note 9).

Stock Options

In 1989, the Company's Board of Directors adopted and its stockholders approved the Company's 1989 Stock Option Plan (the "Plan"). The Plan, as amended in 1990, provides for the granting of incentive stock options ("ISOs"), nonqualified stock options ("NQSOs") and limited stock appreciation rights ("Limited Rights"), covering up to 222,222 shares of common stock. The Plan terminates on August 1, 1999.

Under the Plan, ISO's are to be granted at not less than the market price of the Company's common stock on the date of the grant. Stock options not covered by the Plan ("Non-Plan Options") may be granted at prices determined by the Board of Directors. Under the Plan as of January 31, 1995 and 1994, ISO's covering 156,300 and 166,500 shares of common stock, respectively, were outstanding. There were no NQSOs outstanding at either date.

                         Candie's, Inc. and Subsidiaries

8. Stockholders' Equity (continued)

Additionally, at January 31, 1995 and 1994, Non-Plan Options covering 1,971,367 and 1,096,167 shares of common stock, respectively, were outstanding. The options granted under the Plan expire between five and ten years from the date of grant or at the termination of the Plan, whichever comes first.

Changes in options outstanding are summarized as follows:

                                                               Option Price
                                           Options              Per Share
                                        ----------------------------------
 January 31, 1993                          66,556          $ 4.50  -$45.00
 Grant (exercisable 1994-2000)          1,216,667          $ 1.00  -$ 5.00
 Terminated                               (20,556)         $11.25  -$45.00
                                        ---------
 January 31, 1994                       1,262,667          $ 1.00  -$45.00
 Grant (exercisable 1995-2001)          1,075,000          $ 1.15  -$ 2.13
 Terminated                              (210,000)         $ 1.94  -$ 2.63
                                        ----------
 January 31, 1995                       2,127,667          $ 1.00  -$45.00
                                        =========


Additionally, upon the closing of the Secondary Offering, the Company also granted Non- Plan Options to purchase 450,000 shares of common stock at $5.00 per share to two executives.

On November 10, 1993, the Company granted 200,000 Non-Plan Options, at an exercise price of $2.56 per share, to its President in connection with his personal guarantee relating to certain amounts due to the Company's factor (see
Note 6).

On August 1, 1994, the Company granted 400,000 Non-Plan Options at an exercise price of $1.50 per share to its President, in connection with his personal guarantee of any and all borrowings above the Company's eligible receivable and inventory formulas with its factor (see Note 6).

At January 31, 1995 and 1994, 1,623,167 and 103,723 options, respectively, were exercisable at prices ranging from $1.00 to $45.00.

                         Candie's, Inc. and Subsidiaries

8. Stockholders' Equity (continued)

At January 31, 1995, common shares reserved for issuance on exercise of stock options and warrants consisted of:

     Stock Options                            2,127,667
     Underwriters' Warrants                   1,023,837
     Class A Warrants                            54,397
     Class B Warrants                         1,475,000
     Class C Warrants                         1,475,000
     Other Warrants                              25,000
                                             ----------
                                              6,180,901

9. Settlement Agreements

Settlements of Litigation and Other Obligations

In connection with the Company's settlements of litigation and other obligations, the Company, in addition to certain cash payments, has issued shares of its common stock. The settlements are summarized as follows:

                                                                        Dollar               Cash
                                                                       Value of          Requirements        Gain (Loss)
Description                                                             Shares                for                on
                                                   Shares Issued        Issued             Settlement         Settlement*
-------------------------------------------------------------------------------------------------------------------------
Settlements of Litigation
Starter Corporation (a)                                100,000         $135,000             $150,000           $  247,031
American Sporting Goods (b)                                  -                -              100,000            (100,000)
Pentland USA Inc. (c)                                        -                -              445,000            (220,000)
AFL-CIO (d)                                            478,261          550,000              100,000            (320,000)
                                                       -------          -------             --------            ---------
Total Litigation Settlements                           578,261         $685,000             $795,000           $(392,969)
                                                                       --------

Settlements of Obligations
Major League Footwear Inc. (e)                         260,000         $298,500             $      -            $ 315,272
El Greco Note (f)                                      240,740          325,000                                         -
                                              ----------------------------------------------------------------------------
Total Obligation Settlements                           500,740         $623,500             $      -            $ 315,272
                                              ----------------------------------------------------------------------------
Total Loss on Settlements of Litigation                                                                        $ (77,697)
 and Other Obligations
                                                                                                     =====================
* Gain (loss) represents additional (provisions) credits from amounts accrued in prior year.

                         Candie's, Inc. and Subsidiaries

9.  Settlement Agreements (continued)

(a)  Settlement with Starter Corporation

In May 1992, Starter Corporation instituted a legal action against the Company for approximately $532,000 of unpaid royalties and interest which was accrued by the Company during the year ended January 31, 1994. In July 1994, the Company issued 100,000 shares of common stock to be registered for resale and agreed to pay $150,000 over a fifteen-month period beginning in July 1994. The Company, based on a value of $1.35 per share for the shares issued and the payment of $150,000, recognized income of $247,031 from this settlement.

(b)  Settlement with American Sporting Goods

In July 1994, in connection with a settlement with American Sporting Goods ("ASG"), Bright Star agreed to pay ASG $100,000 over a ten-month period.

(c)  Settlement with Pentland USA Inc.

In December 1994, in connection with a settlement with Pentland USA Inc.("Pentland"), the Company agreed to pay Pentland $445,000, of which $220,000 was accrued by the Company at January 31, 1994. The Company paid $175,000 upon the execution of the settlement agreement and will pay the remaining $270,000 over a period of twenty-two months, of which $124,000 is included in other noncurrent liabilities in the accompanying consolidated balance sheet.

(d)  Settlement with Food and Allied Services Trade Department, AFL-CIO

The Company has reached a settlement with the plaintiffs, subject to court approval. The Company, based upon the advice of counsel, believes that it is highly probable that the court will approve the settlement terms. The settlement requires the Company to pay $100,000 in cash and to issue shares of its common stock, up to a maximum of 600,000 shares, to enable the plaintiffs to realize $550,000 of proceeds from the sale of such shares. If the proceeds from the sale of shares is less than $550,000, the Company may be required to make an additional cash payment for the difference. The sale of such shares will be restricted so as to occur over a period of approximately twenty-four months. The Company has escrowed $100,000 for the required cash payment, which is shown as restricted cash on the accompanying consolidated balance sheet. Additionally, the Company has provided for the stock portion of the settlement, based upon a value of $1.15 per share.

                         Candie's, Inc. and Subsidiaries

9. Settlement Agreements (continued)

(e)  Settlement with Major League Footwear Inc.

In May 1994, in connection with a settlement with Major League Footwear, Inc. ("MLF"), a company under common management, the Company issued 110,000 shares of common stock to be registered for resale, valued at $1.35 per share, and 150,000 shares of common stock, valued at $1.00 per share, in satisfaction of an outstanding liability to MLF in the amount of $613,771 for inventory purchased by the Company during the fiscal year ended January 31, 1994. The Company recognized income of $315,272 from this settlement (see Note 11).

(f)  Settlement of the El Greco Note

In May 1994, the Company entered into an agreement with NRC pursuant to which the Company issued 240,740 shares of its common stock, to be registered for resale, to NRC in full payment of the El Greco Note (see Note 1). The Company valued each share at its fair market value of $1.35 at the time of issuance.

Other Settlements

(a)  Settlement with Former Landlord

In connection with the sublease of its former headquarters, the Company entered into an agreement in April 1994 with its former sublandlord to terminate the sublease agreement and in connection therewith, issued 300,000 shares of its common stock to the sublandlord as consideration for all liabilities incurred.

(b)  Settlement with Vendor

In July 1994, the Company paid $100,000 in cash and issued 250,000 shares of common stock in settlement of an outstanding payable of $859,587. The Company, based on a fair market value of $1.00 per share, recorded a gain of $509,888 from this settlement as a reduction of cost of goods sold (see Note 16).

(c)  Insurance Claim

In connection with the above mentioned legal actions, the Company filed a claim with its insurance company and received a settlement of $275,000 relating to its director's and officer's liability insurance.

                         Candie's, Inc. and Subsidiaries

10. Commitments, Contingencies and Other Matters

(a) In April 1991, an action was commenced derivatively on behalf of Candie's, Inc. against certain of the Company's former and current directors and the Company as a nominal defendant (the "Defendants"). The complaint alleges that the Company's actions in connection with a public offering to exchange warrants of the Company and the reacquisition of ITG were detrimental to the Company's financial condition. The plaintiff seeks an accounting by the Company and payment by the Board of Directors of an unspecified amount of damages. In September 1991, the defendants moved to dismiss the complaint for failure to state a cause of action. The motion was granted in October 1991 based upon the court's mistaken belief that the plaintiff had defaulted with respect to the motion. The parties agreed to reinstate the motion in June 1992 and the motion has again been submitted to the Court for its determination. The Company and the individual defendants intend to vigorously defend the action.

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

The Company paid $813,672 to U.S. Customs in October 1991. In August 1992, the Company and U.S. Customs reached an agreement whereby the Company was to pay an additional $1,000,000 to relieve the Company of all liabilities for Customs' duties, penalties and interest owed from 1986 through September 30, 1991. Such $1,000,000 was paid from the proceeds of the Secondary Offering consummated on February 23, 1993. The Company also agreed to settle all claims for Customs' duties and penalties allegedly owed for the period October 1, 1991 to December 31, 1991, by the payment of $180,000 plus interest, commencing July 1, 1993, at the rate of $5,000 per month for 36 months. Interest expense on amounts due amounted to approximately $9,000 and $13,000 for 1995 and 1994, respectively.

(c) In October of 1994, a former employee of the Company and NRC commenced an action in the United States District Court for the Southern District of New York against the Company and NRC, alleging the existence and breach of employment agreements with NRC and, assumption of the agreements by the Company. The former employee is claiming damages for unpaid compensation, bonuses and unreimbursed expenses aggregating in excess of $500,000. Discovery and depositions have commenced; however, as the Company denies any liability and intends to vigorously defend the action, no amounts have been provided for in the accompanying financial statements.

                         Candie's, Inc. and Subsidiaries

10. Commitments, Contingencies and Other Matters (continued)

(d) During the year, the Company settled amounts due for federal and state tax liabilities in the aggregate amount of approximately $526,000. Of the remaining amounts outstanding at January 31, 1995, $389,000 will be paid during fiscal year ended January 31, 1996 and $82,000 will be paid thereafter.

(e) As of January 31, 1995, the Company is obligated under employment agreements with four executives to provide aggregate minimum compensation of approximately $809,000, $921,000 and $16,667 during the fiscal years ended January 31, 1996, 1997 and 1998, respectively.

Subsequent to year end, the Company granted stock options to its President and Chief Operating Officer to purchase 400,000 and 200,000 shares of the Company's common stock, respectively. The options, granted in connection with the Company's employment agreements with these executives, are exercisable at a price of $1.16 per share and expire in 2000.

(f) The Company has been advised by the Staff of the Securities and Exchange Commission (the "Commission") that the Staff intends to recommend to the Commission that it authorize the Staff to commence an administrative proceeding against the Company with respect to alleged violations of Section 5 of the Securities Act of 1993 in connection with the Company's 1993 Regulation S Offering (the "Offering") of shares of common stock in the aggregate amount of $2,000,000 (see Note 8). The Company believes that it justifiably relied upon the opinion of its then corporate counsel in connection with the Offering and, therefore, is considering making a submission to the Commission requesting that the Commission not authorize the Staff to proceed against the Company in connection with the matter. Even if the Company is unsuccessful, it believes that the outcome of any proceeding which the Commission may bring against it in connection with the Offering will not have a material adverse affect on the Company or its financial condition.

11. Related Party Transactions

Effective December 16, 1993, the Company entered into an agreement with MLF, a company under common management to purchase finished goods, including shoes and sneakers. Such merchandise has been included in inventory at the lower of cost or fair market value (approximately $614,000) at January 31, 1994. The effect of this transaction on the Company's financial statements might have been materially different had it been conducted with a vendor at arm's length. In May of 1994, the Company settled its obligation to MLF (see Note 9).

                         Candie's, Inc. and Subsidiaries

11.  Related Party Transactions (continued)

The Company entered into a Services Allocation Agreement with NRC, an affiliated entity (see Note 1), pursuant to which the Company will provide NRC with financial, marketing, sales and other business services for which NRC will be charged an allocation of the Company's expenses, including employees' salaries associated with such services. Pursuant to such agreement, NRC paid the Company approximately $74,000 and $160,000 during the years ended January 31, 1994 and 1995, respectively.

12. Major Customers

The Company sells to retailers throughout the United States. Sales of Bright Star products are primarily on a first cost basis. Sales of Candie's products are primarily on a landed basis. Although the Company obtains credit insurance on the majority of its customers purchasing its products on a landed basis, the Company may incur losses on accounts receivable for landed sales as a result of customer chargebacks and disputes with respect to the products sold.


No customer accounted for more than 10% of revenues for the years ended January 31, 1995 and 1994.


13. Leases

In April of 1994, the Company entered into a termination agreement for its former premises whereby the Company issued 300,000 shares of its common stock to the former landlord (see Note 9). During August 1994, the Company entered into a new lease agreement and relocated its corporate headquarters to Purchase, NY.

Rent expense was approximately $234,000 and $408,000 for the years ended January 31, 1995 and 1994, respectively. As of January 31, 1995, future net minimum lease payments under noncancelable operating lease agreements are as follows:

             1996                                         $ 154,000
             1997                                           231,000
             1998                                           255,000
             1999                                           283,000
             2000                                           289,000
             Thereafter                                      48,000
                                                         ----------
                                                         $1,260,000
                                                         ==========

                         Candie's, Inc. and Subsidiaries

14. Pension Plan

The Company has a defined benefit pension plan covering substantially all of its employees. The benefits are based on years of service and the employee's compensation for the three highest consecutive years of service. The Company's funding policy has been to contribute annually the maximum amount that can be deducted for Federal income tax purposes. Contributions were not required in fiscal 1995 or 1994, as the plan assets exceeded the projected benefit obligation. The Company distributed approximately $284,000 and $45,000 to terminated employees during fiscal 1995 and 1994, respectively.

As of December 31, 1994, the Company suspended benefit accruals for future service for participants and elected to terminate the Plan effective February 10, 1995. In connection with this curtailment, the Company's actuary determined the Company's liability, based upon the funded status, to be approximately $52,000. As a result, the Company reduced its accrued pension liability by $340,000. The Company intends to replace its defined benefit plan with a defined contribution plan.

                         Candie's, Inc. and Subsidiaries

14. Pension Plan (continued)

The following table sets forth the Plan's funded status as of January 31, 1994:

Actuarial present value of benefit obligations--accumulated benefit
 obligation, substantially all of which is vested                     $   863,000
                                                                      ===========

Projected benefit obligation for service rendered to date             $(1,005,000)

Plan assets at fair value, consisting primarily of mortgage
 loans receivable, mutual funds and government securities               1,533,000
                                                                      -----------
Plan assets in excess of projected benefit obligation                     528,000

Unrecognized net loss from past experience different from
 that assumed and effects of changes in assumptions                       281,000

Unrecognized net asset at February 1, 1987 being recognized
 over 21 years                                                           (599,000)

Unrecognized reduction in projected benefit obligation due to
 plan amendment being recognized over 26 years                           (602,000)
                                                                      -----------
Accrued pension liability                                             $  (392,000)
                                                                      ===========
Net pension costs included the following components:

 Service cost--benefits earned during the period                      $    74,000
 Interest cost on projected benefit obligation                             62,000
 Actual return on plan assets                                             (30,000)
 Net amortization and deferral                                           (145,000)
                                                                      -----------
 Net periodic pension cost                                            $   (39,000)
                                                                      ===========

The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation was 7% for the year ended January 31, 1994. The expected long-range rates of return on assets was 7%, for the year ended January 31, 1994.

                         Candie's, Inc. and Subsidiaries

15. Income Taxes

For Federal income tax purposes, Candie's, Inc. files a consolidated tax return with its wholly-owned subsidiaries. At January 31, 1995, Candie's, Inc. and subsidiaries have net operating losses of approximately $8,500,000 for income tax purposes, which expire in the years 2008 and 2009. Due to the issuance of the common stock on February 23, 1993, an "ownership change," as defined in
Section 382 of the Internal Revenue Code, occurred. Section 382 restricts the use of net operating loss carryforwards incurred prior to the ownership change to $275,000 per year. Approximately $5,700,000 of the operating loss carryforwards are subject to this restriction and, as a result, the Company may not be able to fully utilize these restricted operating loss carryforwards. This restriction may be reduced by the occurrence of certain events.

ITG files a separate Federal income tax return. At January 31, 1995, ITG has net operating loss carryforwards of approximately $8,000,000 which expire in the years 2006 through 2010. During the year ended January 31, 1994, the net operating loss carryforwards of ITG were reduced by the cancellation of debt by the institutional lender.

After the date of the Quasi-reorganization (Note 1), the tax benefits of net operating loss carryforwards subsequently recognized will be treated for financial statement purposes as direct additions to additional paid-in capital. For the year ended January 31, 1995, the Company utilized $275,000 of pre quasi-reorganization net operating loss carryforwards. The related tax benefit of $103,000 has been recognized as an increase to additional paid-in capital.

                         Candie's, Inc. and Subsidiaries

15. Income Taxes (continued)

The significant components of deferred tax assets of the Company consist of the following:

                                                         January 31
                                               1995                    1994
                                           ----------------------------------
Allowance for doubtful accounts               $19,000                $260,000
Inventory valuation                           239,000                 353,000
Net operating loss carryforwards            3,875,000               5,712,000
Provision for litigation                      372,000                   --
Other                                         155,000                   --
                                           ----------------------------------
Total deferred tax assets                   4,660,000               6,325,000
                                           ----------------------------------
Valuation allowance                        (4,660,000)             (6,325,000)
                                           ----------------------------------
Net deferred assets                        $     --                $    --
                                           ==================================


The provision (benefit) for Federal and state income taxes in the consolidated statement of operations consist of the following:

                                                       January 31
                                               1995                 1994
                                          --------------------------------
Current:
 Federal                                   $   --                 $  33,751
 State                                       33,500                 (39,745)
                                           ---------------------------------
Total current                                33,500                  (5,994)
                                           ---------------------------------
Deferred:
 Federal                                       --                      --
 State                                         --                      --
Total deferred                                 --                      --
                                          ---------------------------------
Total provision (benefit)                   $33,500                 $(5,994)
                                          ==================================

                         Candie's, Inc. and Subsidiaries

15. Income Taxes (continued)

The current provision at January 31, 1995 reflects minimum taxes for state and local purposes. The current benefit at January 31, 1994 reflects minimum taxes for state and local purposes and an under provision of prior year Federal taxes.

The following summary reconciles taxes (benefit) from continuing operations at the Federal statutory rate with the actual provision (benefit):

                                                                  January 31
                                                             1995            1994
                                                         ------------------------------

                                                         ------------------------------
Income taxes (benefit) at statutory rate                 $(646,481)     $(2,036,971)
Unrecognized tax benefit of net operating losses          (646,481)      (2,036,971)


State provision, net of Federal income tax benefit           33,500             --
Other                                                                        (5,994)
                                                         ------------------------------
Total provision (benefit)                                   $33,500         $(5,994)
                                                         ==============================

16. Fourth Quarter Adjustments


The loss for the fourth quarter of 1995 of approximately $1,777,000 included material adjustments resulting primarily from changes in estimated losses in the areas of accounts receivable ($166,000), inventories ($523,000) and an accrual for the settlement of litigation ($400,000). The fourth quarter also included an adjustment to decrease cost of sales $294,000, net, relating to settlements of obligations.


The loss for the fourth quarter of 1994 of approximately $3,179,000 included material adjustments resulting primarily from change in estimated losses in the areas of accounts receivable ($156,000), inventories ($317,000), accrual for potential settlement of litigation ($555,000), write-off of investment in Joint Venture ($262,000) and understatement of cost of goods sold ($465,000).

                         Candie's, Inc. and Subsidiaries

17. Subsequent Events

On February 1, 1995, the Company is operating under an exclusive licensing arrangement which enables the Company to sell footwear in North America bearing the BONGO trademark. The Company paid a $200,000 minimum fee, and is required to pay additional minimum amounts totaling $820,000 over a three and one-half year period. The agreement provides for the Company to pay additional royalties, based on percentages of sales, exceeding minimum amounts, as defined.

On February 1, 1995, the Company entered into a financing agreement with NRC, an affiliated entity (see Note 1). The financing agreement provides for the Company to issue promissory notes to NRC in the principal amounts of $400,000 (due June 30, 1995) and $200,000 (due February 1, 1996) and provide warrants for 700,000 shares of the Company's common stock (exercisable at an initial price of $1.2375 per share). The financing agreement also provides for NRC to make available an additional $200,000 through June 30, 1995, to be utilized for working capital purposes. As collateral for the Company's obligations under the financing agreement, the Company granted to NRC a security interest in all of the assets of the Company and its subsidiaries, subject to a first lien on such assets in favor of the Company's factor or other lender, as defined.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            CANDIE'S, INC.

                                            By: /s/ Neil Cole
                                               ----------------------
                                                Neil Cole
                                                President and Chief Executive
                                                  Officer


Dated:  January 2, 1996