Form 10QSB/A
period 1995-07-31
CANDIES INC
filed 1996-01-05
CIK 857737

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                        (Amendment no. 1 to Form 10-QSB)
(Mark One)

X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
-   Act of 1934

    For the quarterly period ended July 31, 1995

    or

    Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from ___________________ to ______________________

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

                                 (914) 694-8600
                (Issuer's telephone number, including area code)


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

                  YES |X|                          NO | |

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the registrant's Common Stock, $.001 par value, outstanding as of September 13, 1995 (excluding treasury shares): 8,265,995

Transitional small business disclosure format (check one):


                  YES | |                          NO |X|

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


Other income decreased by $869,919 for the three months ended July 31, 1995 compared to the comparable period in 1994. The primary reasons for the decrease in "other income" were: (i) At July 31, 1994 the Company completed various settlements of obligations that created a gain of $756,919 for the three month period and (ii) at July 31, 1995, the Company settled a lawsuit with a former employee. This settlement required the Company to take a charge of $113,000.


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


Commission and licensing income for the six months ended July 31, 1995 increased by $155,510 (7%) over the same period last year primarily because of increased sales of footwear on a "first cost" basis. When products are sold on a first cost basis the Company acts as agent for its customers in supervising the design and production of products. In return the Company generally receives a commission based on a percentage of the sales price ranging from 6%-12%.


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

                                 CANDIE'S, INC.
                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned, duly authorized.


                                                 CANDIE'S, INC.
                                                 (Registrant)



DATED: January 2, 1996                           By: \s\ NEIL COLE
                                                 --------------------------
                                                      NEIL COLE
                                                      President and
                                                      Chief Executive Officer