Form 10QSB/A
period 1994-04-30
CANDIES INC
filed 1996-04-26
CIK 857737

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

                        (Amendment No. 1 to Form 10-QSB)

(Mark One)

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended April 30, 1994

          or

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

                 60 West 40th Street, New York, New York 10018
                    (Address of principal executive offices)

                               (212)869-8725

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

YES    |X|                                          NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the registrant's Common Stock, $.001 par value, outstanding as of June 17, 1994 (excluding treasury shares): 5,087,552

Transitional small business disclosure format (check one):

YES                                                NO    |X|

                         CANDIE'S, INC. AND SUBSIDIARIES
                             INDEX TO FORM 10-QSB/A
                       FOR THE PERIOD ENDED APRIL 30, 1994

                                                                            PAGE

PART I.                   FINANCIAL INFORMATION

    ITEM 1.  Financial Statements

    Condensed Consolidated Balance Sheets at April 30, 1994,                3-4
    and January 31, 1994

    Condensed Consolidated Statements of Operations for the                   5
    Three Months Ended April 30, 1994 and 1993

    Condensed Consolidated Statement of Stockholders' Equity (Deficiency)     6
    for the Three Months Ended April 30, 1994.

    Condensed Consolidated Statements of Cash Flows for                    7-10
    the Three Months Ended April 30, 1994

    Notes to Condensed Consolidated Financial Statements                  11-20

    ITEM 2.

    Management's Discussion and Analysis of Financial                     21-23
    Condition and the Results of Operations

PART II.  OTHER INFORMATION                                                  24

SIGNATURES                                                                   25

                         CANDIE'S, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                           APRIL 30,                JANUARY 31,
                                             1994                      1994
                                          -----------               ------------
                                          (unaudited)               (unaudited)
ASSETS

                                           RESTATED                  RESTATED
                                           (Note 6)                  (Note 6)

CURRENT ASSETS:

  CASH AND CASH EQUIVALENTS               $    95,770               $    114,153
  ACCOUNTS RECEIVABLE
   less allowances of $739,100
   and $773,000 for possible losses           306,460                    226,593
  INVENTORY                                 2,820,814                  3,572,733
  PREPAID EXPENSES                            117,711                    273,832
  REFUNDABLE TAXES                            219,876                    219,876
                                          -----------               ------------
  TOTAL CURRENT ASSETS                      3,560,631                  4,407,187
                                          -----------               ------------

PROPERTY AND EQUIPMENT (Note 3)
   LESS ACCUMULATED DEPRECIATION
   AND AMORTIZATION                           194,948                    210,514
                                          -----------               ------------

OTHER ASSETS:
  NON-COMPETITION AGREEMENTS                  489,844                    516,952
  TRADEMARK                                 5,326,394                  5,397,098
  OTHER                                       503,339                    512,929
                                          -----------               ------------
  TOTAL OTHER ASSETS                        6,319,577                  6,426,979
                                          -----------               ------------
TOTAL ASSETS                              $10,075,156               $ 11,044,680
                                          ===========               ============

                         CANDIE'S, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                               APRIL 30,          JANUARY 31,
                                                 1994                1994
                                             ------------         ------------
                                             (unaudited)          (unaudited)
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

                                              RESTATED              RESTATED
                                              (Note 6)              (Note 6)


CURRENT LIABILITIES:
  ACCOUNTS PAYABLE                           $  1,853,319         $  1,795,246
  PAYABLE FOR INVENTORY IN
   TRANSIT                                        781,646              395,918
  DUE TO FACTOR (Note 4)                        1,590,755            1,782,413
  DUE TO MAJOR LEAGUE FOOTWEAR                    398,500              613,771
  ACCRUED LITIGATION EXPENSE                      555,000              555,000
  ACCRUED EXPENSES AND TAXES                    1,072,426            1,678,854
  ACCRUED ROYALTY                                 532,031              532,031
  ACCRUED U.S. CUSTOMS DUTIES                      51,883               51,004
  CURRENT MATURITIES OF LONG
   TERM DEBT (Note 5)                             393,750              183,750
                                             ------------         ------------
  TOTAL CURRENT LIABILITIES                     7,229,310            7,587,987

LONG-TERM DEBT, LESS CURRENT
  MATURITIES (Note 5)                           2,999,425            3,209,425
DUE TO EL GRECO, INC.                             325,000              325,000
ACCRUED U.S. CUSTOMS DUTIES                        91,263              100,449
ACCRUED PENSION LIABILITY                         392,000              392,000
                                             ------------         ------------
  TOTAL LIABILITIES                            11,036,998           11,614,861
                                             ------------         ------------

STOCKHOLDERS' DEFICIENCY:
  PREFERRED STOCK, $.01 PAR VALUE - SHARES
   AUTHORIZED 5,000,000; NONE ISSUED OR
   OUTSTANDING
  COMMON STOCK, $.001 PAR VALUE - SHARES
   AUTHORIZED 10,000,000; ISSUED 5,222,735
   AND 5,022,735 AT APRIL 30, 1994 AND
   JANUARY 31, 1994                                 5,223                5,023
  ADDITIONAL PAID-IN CAPITAL                    6,312,538            6,042,737
  DEFICIT, since February 28, 1993,
   (deficit eliminated $27,696,007)            (6,208,570)          (5,546,908)
  TREASURY STOCK, AT COST
   216,666 SHARES AT APRIL 30, 1994 AND
   JANUARY 31, 1994 (NOTE 6)                   (1,071,033)          (1,071,033)
                                             ------------         ------------
  TOTAL STOCKHOLDERS' DEFICIENCY                 (961,842)            (570,181)
                                             -------------        ------------
TOTAL LIABILITIES AND STOCK-
 HOLDERS' DEFICIENCY                         $ 10,075,156         $ 11,044,680
                                             ============         ============

                         CANDIE'S, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                THREE MONTHS        THREE MONTHS
                                                    ENDED               ENDED
                                                  APRIL 30,           APRIL 30,
                                                    1994                1993
                                                 -----------        -----------
LANDED SALES                                      $3,662,808         $2,666,697
COMMISSION AND
 LICENSING INCOME                                    831,711            739,838
                                                 -----------        -----------
TOTAL REVENUES                                     4,494,519          3,406,535

COST OF LANDED SALES                               3,142,893          2,198,812
                                                 -----------        -----------

TOTAL GROSS PROFIT                                 1,351,626          1,207,723
                                                 -----------        -----------

OPERATING EXPENSES:
  SELLING EXPENSE                                  1,145,585          1,506,963
  GEN. & ADMIN. EXP                                  842,571          1,329,730
                                                 -----------        -----------
   TOTAL OPER. EXP                                 1,988,156          2,836,693
                                                 -----------        -----------

OPERATING LOSS                                      (636,530)        (1,628,970)
OTHER INCOME AND DEDUCTIONS:
  GAIN ON SETTLEMENT OF
   OBLIGATION (Note 9)                               126,329                 --
  INTEREST & OTHER ITEMS                            (147,810)           (66,020)
                                                 -----------        -----------

TOTAL OTHER INCOME AND
 DEDUCTIONS                                          (21,481)           (66,020)
                                                 -----------        -----------

LOSS FROM OPERATIONS
 BEFORE TAXES                                       (658,011)        (1,694,990)
INCOME TAXES (RECOVERY)                                3,651             (7,588)
                                                 -----------        -----------


NET LOSS                                           $(661,662)       $(1,687,402)
                                                 ===========        ===========

LOSS PER SHARE -
 PRIMARY AND FULLY DILUTED:
WEIGHTED AVERAGE
 OUTSTANDING SHARES                                4,806,071          2,977,096
                                                 ===========        ===========
LOSS PER SHARE                                         $(.14)             $(.57)
                                                 ===========        ===========

                                                           CANDIE'S, INC.
                                CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                              FOR THE THREE MONTHS ENDED APRIL 30, 1994
                                                             (unaudited)
                                                          Restated (Note 6)


                                                 PREFERRED
                            COMMON STOCK           STOCK        ADDITIONAL                               TREASURY STOCK
                        --------------------------------------   PAID-IN     ACCUMULATED       ------------------------------------
                          SHARES    AMOUNT    SHARES    AMOUNT   CAPITAL       DEFICIT          SHARES       AMOUNT        TOTAL
                        ------------------------------------------------------------------------------------------------------------

BALANCE, JANUARY
31, 1994, AS
PREVIOUSLY
REPORTED                5,022,735   $5,023                     $ 7,670,081   $(5,546,908)    (254,633)   $(2,698,377)   $  (570,181)

CORRECTTION OF
PREVIOUSLY
RECORDED TREASURY
STOCK TRANSACTION
PURSUANT TO AN
INDEMNIFICATION
AGREEMENT                                                       (1,627,344)       37,967    1,627,344
                        ---------   ------   ------ ------     -----------   -----------    ---------    -----------     ---------
BALANCE JANUARY
31, 1994, AS
RESTATED                5,022,735    5,023                       6,042,737    (5,546,908)    (216,666)    (1,071,033)      (570,181)

ISSUANCE OF
200,000 SHARES OF
COMMON STOCK IN
CONJUNCTION WITH
SETTLEMENTS OF
OBLIGATIONS               200,000      200                         269,801       270,001

NET LOSS FOR THE
THREE MONTHS
ENDED APRIL 30,
1994                                                                            (661,662)     (661,662)
                        ---------   ------   ------ ------     -----------   ------------   ----------    -----------   ----------
BALANCE, APRIL
30, 1994, AS
RESTATED                5,222,735   $5,223                     $ 6,312,538   $(6,208,570)     (216,666)   $(1,071,033)  $  (961,842)
                        =========   ======   ======  =====     ===========   ============   ==========    ===========   ===========

                                                               Page 6

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

                                                  THREE MONTHS      THREE MONTHS
                                                     ENDED             ENDED
                                                    APRIL 30,         APRIL 30,
                                                      1994              1993
                                                   ---------        -----------
CASH FLOWS FROM
 OPERATING ACTIVITIES:

Net Loss                                           $(661,662)       $(1,687,402)
Items In Net Loss
 Not Affecting Cash:
  Provision For Losses On
   Accounts Receivable                               (33,900)          (186,000)
  Depreciation and Amort                             123,680            227,837
  Deferred Offering Costs                                 --            972,892
  Provision For Pension Costs                             --               (325)
  (Gain) Loss on Settlement of
    Obligation                                      (126,329)           125,755
  Loss on Disposal of
   Fixed Assets                                           --             16,527

  Increase (Decrease) In Cash
   Flows From Changes In Oper
   Assets and Liabilities:
     Accounts Receivable                             (45,967)           (16,063)
     Due from Factor                                      --           (261,033)
     Inventories                                     751,919           (165,169)
     Prepaid Expenses                                222,471           (353,013)
     Refundable Income Taxes                              --            (29,346)
     Other Assets                                    (74,127)             8,225

     Accounts Payable                                102,250         (1,721,175)
     Due to Factor                                  (191,658)                --
     Accrued Expenses                               (461,366)          (546,015)
     Accrued Royalty                                      --           (100,000)
     Payable For Inventory
      In Transit                                     385,728           (434,234)
     Accrued U.S. Customs
      Duties                                          (8,306)        (1,000,000)
                                                   ---------        -----------
            Net Cash Used In
            Operating Activities                     (17,267)        (5,148,539)
                                                   ---------        -----------

                         CANDIE'S, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (unaudited) (CONT'D.)

                                                  THREE MONTHS      THREE MONTHS
                                                      ENDED            ENDED
                                                    APRIL 30,         APRIL 30,
                                                      1994             1993
                                                 -----------        -----------
CASH FLOWS FROM
 INVESTING ACTIVITIES:
   Capital Expenditures                          $    (1,116)       $   (15,412)
   Payment in connection
    with CANDIE'S Trademark                               --            (75,000)
                                                 -----------        -----------
          Net Cash Used In
            Investing Activities                      (1,116)           (90,412)
                                                 -----------        -----------
CASH FLOWS FROM
 FINANCING ACTIVITIES:
  Net borrowings (payments)
   under revolving credit
   agreement                                              --           (457,590)
  Proceeds from secondary
   public offering, net of
   related exp. of $1,577,298                             --          5,797,702
  Additional expenses related
   to sec. public offering                                --           (275,283)
                                                 -----------        -----------
      Net Cash Provided By
      Financing Activities                                --          5,064,829
                                                 -----------        -----------
NET DECREASE IN CASH AND
 CASH EQUIVALENTS                                    (18,383)          (174,122)
                                                 -----------        -----------
CASH AND CASH EQUIVALENTS,
 beginning of period                                 114,153            286,577
                                                 -----------        -----------
CASH AND CASH EQUIVALENTS,
 end of first quarter                            $    95,770        $   112,455
                                                 ===========        ===========

                                                   CANDIE'S, INC. AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                        (unaudited) (CONT'D.)

                                                                                THREE MONTHS              THREE MONTHS
                                                                                    ENDED                     ENDED
                                                                                  APRIL 30,                 APRIL 30,
                                                                                    1994                     1993
                                                                                --------------            --------------

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                                    $      208,930            $       66,650
                                                                                ==============            ==============
    Income Taxes                                                                $        3,651            $           --
                                                                                ==============            ==============

  Supplemental disclosure of non-cash investing and financing activities:
          Issuance of 900,000
           shares of common stock
           in connection with
           acquisition of CANDIE'S
           trademark                                                                        --                 1,080,000
                                                                                ==============            ==============
          Issuance of note payable
           in connection with
           acquisition of CANDIE'S
           trademark                                                                        --                   325,000
                                                                                ==============            ==============
          Issuance of 777,777 shares
           of common stock and write-off
           of deferred professional fees
           and accrued interest in
           connection with conversion
           of debenture                                                                     --                 2,526,303
                                                                                ==============            ==============
          Issuance of 57,609
           shares of common stock
           in connection with
           acquisition of under-
           writer's IPO Warrants                                                            --                       58
                                                                                ==============            =============
          Issuance of 32,500 shares
           of common stock in lieu
           of compensation to two
           officers                                                                         --                  130,000
                                                                                ==============            =============
          Issuance of 65,000 shares
           of common stock in con-
           nection with settlement
           of accrued royalties
           owed to Chaus                                                                    --                  306,000
                                                                                ==============            =============



                         CANDIE'S, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                              (unaudited) (CONT'D.)

                                                 THREE MONTHS       THREE MONTHS
                                                    ENDED              ENDED
                                                  APRIL, 30,         APRIL 30,
                                                     1994              1993
                                                   ----------        ----------

Issuance of 50,000 shares
 of common stock in connection
 with settlement of legal fees
 relating to the offering                                  --                50
                                                   ==========        ==========
Forgiveness of debt by
 the Company's Insti-
 tutional Lender                                           --         5,940,019
                                                   ==========        ==========
Acquisition of Treasury
 stock through capital
 contribution by the
 Company's former debenture
 holder of 127,777 shares of
 common stock                                              --           415,033
                                                   ==========        ==========
Quasi-Reorganization resulting
 in changes to the following
 asset and liability accounts:

   CANDIE'S trademark                                      --         2,249,013
   Non-competition
    agreements                                             --        (1,717,927)
   Investment in Sole
    Associates                                             --          (737,724)
   Other Assets                                            --          (184,433)
   Accrued Pension
    Liability                                              --           391,071
                                                   ----------        ----------

Total                                                      --                 0
                                                   ==========        ==========

Issuance of 200,000 shares
 of common stock in connection
 with settlement of obligation
 to creditor:

   Issuance of common stock                           270,000                --
   Increase in prepaid expenses                       (66,350)               --
   Reduction of security deposit                       74,531                --
   Reduction of accounts payable                     (259,448)               --
   Reduction of accrued expenses                     (145,062)               --
Total                                                (126,329)               --
                                                   ==========        ==========

                         CANDIE'S, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

Candie's, Inc. the Registrant together with its subsidiary is referred to herein as Candie's or the "Company."

The Condensed Consolidated Financial Statements included herein are unaudited and include all adjustments which are in the opinion of management, necessary for a fair presentation of the results of operations of the interim period pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included under generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures in such financial statements are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company's Financial Statement and the notes thereto included in the Company's Annual Form 10-K for the fiscal year ended January 31, 1994.

(a) Business

Candie's, Inc. and its subsidiaries (the "Company") design, market, import and distribute a variety of moderately-priced athletic, leisure and fashion footwear for women and girls under the trademark CANDIE'S. The Company's product line also includes a wide variety of workboots, hiking shoes and men's leisure shoes designed, marketed and distributed by the Company's wholly-owned subsidiary, Bright Star Footwear, Inc. ("Bright Star"). The Company's 60% owned subsidiary, Intercontinental Trading Group ("ITG") is inactive. The Company is engaged in a joint venture arrangement for the development of a specialized footwear sole (the "Joint Venture") with Urethane Technologies, Inc. ("UTI").

(i) Secondary Offering

The Company completed an offering of its common stock (the "Secondary Offering") on February 23, 1993. Upon the effectiveness of the Secondary Offering, the Company's stockholders approved a change in the company's name from Millfeld Trading Co., Inc., to Candie's, Inc., a 1 for 4.5 reverse stock split of its common stock for which retroactive effect has been given in the financial statements, and a quasi-reorganization.

The following transactions occurred contemporaneously upon effectiveness or on the closing of the Secondary Offering:

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

(iii)The El Greco Transactions

Upon the closing of the Secondary Offering, the Company and El Greco, Inc., an affiliated company, consummated the following transactions (the "El Greco Transactions"): (i) El Greco received 900,000 shares of the Company's common stock; (ii) El Greco transferred the trademarks "CANDIE'S," "ACTION CLUB," "FULLMOON" and "SUGAR BABIES" (collectively, the "Trademarks"), and all of its business operations associated with the Trademarks, to the Company; (iii) El Greco assigned all of its preexisting agreements with licensees of the Trademarks to the Company; (iv) the Company issued to El Greco a subordinated note in the principal amount of $325,000, plus interest payable quarterly at the "prime interest rate" (as defined) (the "El Greco Note"); and (v) the Company paid El Greco's expenses, including attorney's fees relating to the El Greco Transactions, in the sum of $75,000 from the proceeds of the offering. The El Greco Note is payable by the Company as follows: (a) in the event the Class B or Class C Warrants are exercised, to the extent of such exercise subject to the Company's prior payment of $300,000 to the Institutional Lender; (b) commencing upon the completion of fiscal 1994, in the event, and to the extent (up to the amount outstanding after the effectuation of (a) above), the Company achieves net income to be determined quarterly at the end of each quarter; and (c) for any amount outstanding after the effectuation of both (a) and (b) above, two years from the Closing.

In May 1994, the Company entered into an agreement with New Retail Concepts, Inc. ("NRC") (the former parent company of El Greco, which was merged into NRC in 1993) pursuant to which the Company agreed to issue 240,740 shares of its common stock to NRC in full payment of the El Greco Note.

Upon the closing of the El Greco Transactions, the Company ceased to be a licensee and acquired actual ownership of the Candie's trademark and therefore no longer makes royalty payments.

(iv) Quasi-Reorganization

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

(b)  Principles of Consolidation

The consolidated financial statements include the accounts of the Company's wholly-owned subsidiary, Bright Star, from June 1, 1990, the effective date of the acquisition, and 60% owned subsidiary ITG from February 1, 1988. All material intercompany accounts and transactions are eliminated.

(c)  Inventories

Inventories, which consist entirely of finished goods, are valued at the lower of cost or market. Cost is determined by the first-in, first-out ("FIFO") method.

(d)  Property, Equipment and Depreciation

Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the assets (5 - 10 years) using accelerated methods.

(e)  Candie's Trademark/License

The Candie's trademark is stated at cost, net of amortization, as determined by its fair value relative to other assets and liabilities revalued in the aforementioned quasi-reorganization, and is being amortized over twenty years.

(f)  Investment in Joint Venture

The Company's investment in the Joint Venture has been accounted for under the equity method of accounting. Management believes that the Company's recovery of its investment, if any, will be realized over an indeterminate future period; therefore, the investment has been fully reserved.

(g)  Revenue Recognition

The Company's products are sold on either a landed or first cost basis. In the case of landed sales, the Company bears the risk of loss until the products are delivered to the customer. Revenues on landed sales are recognized when the products are delivered to the customers. For goods sold on a first cost basis, the Company acts as agent only, without risk of loss, and charges a commission on the sale. Commission income is recognized upon shipment by the manufacturers. Licensing income is recognized over the term of the license agreements.

(h)  Taxes on Income

The Company has adopted the liability method of accounting for income taxes under Financial Accounting Statement No. 109 "Accounting for Income Taxes" ("FASB 109"). The adoption of FASB 109 did not have a material effect on the financial statements.

(i)  Net Loss Per Share

Net loss per common share is computed on a basis of the weighted average number of common shares outstanding during each year, retroactively adjusted to give effect to all stock splits. All common equivalent shares were anti-dilutive and, therefore, not included in the calculation.

(j)  Cash Flows

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents.

NOTE 2 -

(a)  Going Concern

The Company's consolidated financial statements have been presented on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The liquidity of the Company and its ability to obtain financing for its operations has been adversely affected by recurring significant losses.

Although on February 23, 1993 the Company successfully completed the Secondary Offering and Debt Restructuring which improved its financial condition, sales of the Company's products have been significantly below management's expectations. At April 30, 1994, the Company had a substantial working capital deficit. The unexpectedly high operating losses for the year ended January 31, 1994 and the quarter ended April 30, 1994 resulted in an accelerated use of funds provided by the public offering and adversely affected the Company's liquidity. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

The continuation of the Company is dependent upon the continued support of the Company's trade vendors, and institutional lenders, obtaining additional equity and ultimately achieving profitable operations. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities or any other adjustments that may be necessary should the Company be unable to continue as a going concern.

Subsequent to January 31, 1994, the Company has raised additional equity capital, continues to seek additional equity financing, is negotiating to settle or has agreed to settle various obligations through the issuance of its common stock, in addition to continuing a cost containment program and attempting to enhance its gross margins while achieving commensurate sales level increases.

NOTE 3 - PROPERTY AND EQUIPMENT

Major classes of property and equipment consist of the following:

                                              April 30,             January 31,
                                                1994                   1994
                                              ---------             ----------
Furniture, fixtures and equipment             $ 722,229             $ 721,113
Transportation equipment                         20,750                20,750
Leasehold improvements                           53,905                53,905
                                              ---------             ---------
                                                796,884               795,768
Less accumulated depreciation

 and amortization                               601,936               585,254
                                              ---------            ---------

Net property and equipment                    $ 194,948            $ 217,517
                                              =========            =========

NOTE 4 - DUE TO/FROM FACTOR

On April 2, 1993, the Company entered into an accounts receivable factoring agreement. This agreement provides the Company with the ability to borrow funds from the factor, limited to 80% of eligible accounts receivable and 50% of eligible finished goods inventory (to a maximum of $5 million in inventory) in which the factor has a security interest. The agreement also provides for the opening of documentary letters of credit (up to a maximum of $2.5 million) to suppliers, on behalf of the Company. The factor requires a deposit equal to 43% of the amount of the letter of credit to be opened. Borrowings bear interest at the rate of one and one half percent (1 1/2%) over the existing prime rate established by the Philadelphia National Bank.

Additionally, the Company was able to borrow $300,000 above its eligible accounts receivable and inventory formulas until July 31, 1994. This additional borrowing capacity is personally guaranteed by the Company's President. At April 30, 1994, the Company had $729,157 of outstanding letters of credit.

Due to factor is comprised as follows:

                Accounts Receivable - assigned     $2,380,016
                Outstanding advances                3,970,771
                                                   ----------
                Due to Factor                      $1,590,755
                                                   ==========

NOTE 5 - LONG-TERM DEBT

At the closing of the Secondary Offering on March 3, 1993, the Company's Institutional Lender agreed to restructure the Company's indebtedness (the "Debt Restructuring"). The indebtedness before and after the Debt Restructuring is as follows:

                                                Current          Working
                                                Term             Capital           Revolving        Accrued
                                                Loan             Loan              Loan             Interest          Total
                                                -------          -------           ---------        --------          -----
Indebtedness before
 Debt Restructuring                             $ 2,204,378      $   500,000       $ 8,200,818      $ 284,823         $11,190,019
Debt forgiveness at March 3, 1993                  (954,378)              --        (4,700,818)      (284,823)         (5,940,019)
                                                -----------      -----------       -----------       --------         -----------
Indebtedness after Debt
 Restructuring                                  $ 1,250,000      $   500,000       $ 3,500,000      $      --         $ 5,250,000
                                                ===========      ===========       ===========      =========         ===========

The balance of the indebtedness, after the Debt Restructuring was converted to the following facilities:

                                                Modified         Working           First            Second
                                                Term             Capital           Term             Term
                                                Loan             Loan              Loan             Loan              Total
                                                ----             ----              ----             ----              -----
Restructured Indebtedness                       $1,250,000       $  500,000        $2,500,000       $1,000,000        $5,250,000
                                                ==========       ==========        ==========       ==========        ==========

Long-Term Debt consists of:

                                        April 30, 1994     January 31, 1994
                                           (unaudited)       (unaudited)

First Term Loan                              873,175            873,175
Second Term Loan                           1,000,000          1,000,000
Modified Term Loan                         1,220,000          1,220,000
Working Capital Loan                         300,000            300,000
                                          ----------         ----------
Total                                      3,393,175          3,393,175
Less Current Maturities                      393,750            183,750
                                          ----------         ----------
Total Long-Term Debt                      $2,999,425         $3,209,425
                                          ==========         ==========

The Company's indebtedness bears interest at the lender's prime lending rate plus 2%. The debt is collaterized by substantially all of the assets of the Company, except where the security interest in certain assets are subordinate to the factor, and a continuing second mortgage held by the lender on certain commercial property owned by the Company's former President.

The Debt Restructuring Agreement, as amended, provides for additional principal payments based on the occurrence of certain events, as defined in addition to minimum principal payments to as follows:

                                   First              Second             Modified            Working
                                   Term                Term                Term              Capital
                                   Loan                Loan                Loan               Loan                 TOTAL
                                   ----                ----                ----               ----                 -----

Year Ended
 January 31, 1995               $  105,000          $   35,000          $   35,000          $    8,750          $  183,750
Year Ended
 January 31, 1996                  400,000             225,000              60,000             105,000             790,000
Year Ended
 January 31, 1997                  368,175             740,000             417,500             186,250           1,711,925
Year Ended
 January 31, 1998                       --                  --             450,000                  --             450,000
Year Ended
 January 31, 1999                       --                  --             257,500                  --             257,500
                                ----------          ----------          ----------          ----------          ----------
          Total:                $  873,175          $1,000,000          $1,220,000          $  300,000          $3,393,175
Less amounts due
 within one year                   240,000              80,000              50,000              23,750             393,750
                                ----------          ----------          ----------          ----------          ----------
Long-Term Debt                  $  633,175          $  920,000          $1,170,000          $  276,250          $2,999,425
                                ==========          ==========          ==========          ==========          ==========

The Company is required to meet certain financial covenants at July 31, 1994, including certain financial ratios, minimum working capital requirements and minimum equity requirements. If the Company is not able to meet such covenants, the outstanding long-term debt of approximately $3,000,000 could be classified as current if the Institutional Lender and the Company were unable to negotiate mutually agreeable terms. At April 30, 1994, the Company was not in compliance with a financial covenant under the Debt Restructuring Agreement as amended, and has obtained a waiver from the Institutional Lender. Compliance with such covenant is determined based upon the quarterly financial statements of the Company.

NOTE 6 - RESTATEMENT - TREASURY STOCK TRANSACTION


In September 1991, in connection with an Indemnification Agreement with the Company's former president, former management and the Company recorded a capital contribution and treasury stock acquisition approximating $1,627,000 in recognition of the fair market value of 37,967 shares to reimburse the Company for U.S. Customs duties assessments. During fiscal 1995 the Company discovered that the shares were not received and therefore the prior accounting treatment was incorrect. The restatement has no effect on total stockholders' equity, results of operations or per share results previously recorded.


NOTE 7 - RELATED PARTY TRANSACTIONS

The Company has entered into a Services Allocation Agreement with NRC pursuant to which the Company will provide NRC with financial, marketing, sales and other business services for which NRC will be charged an allocation of the Company's expenses, including employees' salaries associated with such services.

NOTE 8 - LEASES

In connection with the its sublease agreement, the Company has entered into an agreement with the sublandlord to terminate the sublease agreement and to issue 200,000 shares of its common stock (the "Shares") to the sublandlord and to deposit into escrow, with an escrow agent, an additional 100,000 shares of common stock (the "Escrow Shares").

The termination agreement provides that the Company will vacate and surrender its current premises no later than June 30, 1994. The agreement also provides that until such date, the Company shall have no additional liability or obligation to make any cash payment for use and occupation of the premises to the sublandlord, except to reimburse the sublandlord for the reasonable costs necessary to repair any damage to the premises caused by the Company.

The Company has also agreed to indemnify the sublandlord for any loss, as defined, suffered by the sublandlord from the period July 1994 through April 27, 1997. Such loss shall be determined and paid solely as follows:

(i) The amount of indemnifiable  loss determined above shall be paid as follows:
(a) the Shares shall be valued as of July 1, 1994, as defined, and (b) to the extent that the value of the Shares (as so computed) exceeds $270,000, then the amount of such excess shall be applied against the amount of indemnifiable loss.

(ii) After full amount of such excess, if any, has been applied to the indemnifiable loss, the Company's liability for indemnifiable loss shall be limited to 50% of any shortfall in the amount of indemnifiable loss on a monthly basis (a "Loss Shortfall"), which liability shall be satisfied solely through releases from escrow of a certain amount of Escrow Shares, as defined. The maximum number of shares of common stock which the sublandlord is entitled to is a total of 300,000 shares of common stock. The amount of additional rent expense, if any, is not presently determinable.

The Shares and the Escrow Shares, if any, when issued, will be "restricted securities" (as such term is defined in Rule 144 under the Securities Act of 1933) and may not be sold or otherwise disposed of unless the same have been registered under such Act or an exemption from registration is available. The Company has granted the sublandlord certain registration rights with respect to the Shares.

NOTE 9 - GAIN ON SETTLEMENT WITH CREDITOR

Settlement with Sublandlord

The Company has agreed to issue 200,000 shares of common stock, valued by the Company at $1.35 per share, in lieu of $404,511 of rent owed through the period ended June 30, 1994. The sublandlord agreed to use the Company's security deposit of $74,531 towards this settlement. The Company recorded a net gain of $126,330 from this transaction.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

(a) On August 31, 1989, the Company entered into a three-year distribution agreement with Starter Corporation ("Starter"), under which the Company was granted the right to distribute footwear bearing the colors and logos of certain collegiate and professional sports teams in accordance with licenses held by Starter. In December 1991, the Company discontinued all sales of such footwear products. Royalties to Starter were $-0-, $110,000, and $1,351,000 on sales of $-0-, $1,017,000, and $12,700,000 for the years ended January 31, 1994,
1993 and 1992, respectively. In March 1992, the Company was advised by Starter that it had terminated its license agreement with the Company on March 15, 1992 and in May 1992, Starter instituted a legal action against the Company for $515,000 of unpaid royalties. The Company has accrued the royalty liability in the consolidated financial statements; however, the Company anticipates a settlement of this suit.

(b) In April 1991, an action was commenced derivatively on behalf of Candie's, Inc. against certain of the Company's former directors and the Company as a nominal defendant (the "Defendants"). The complaint alleges that the Company's actions in connection with a public offering to exchange warrants for the Company and the reacquisition of ITG were detrimental to the Company's financial condition. The plaintiff seeks an accounting by the Company and payment by the Board of Directors of an unspecified amount of damages. In September 1991, the defendants moved to dismiss the complaint for failure to state a cause of action. The motion was granted in October 1991 based upon the court's mistaken belief that the plaintiff had defaulted with respect to the motion. The parties agreed to reinstate the motion in June 1992 and the motion has again been submitted to the Court for its determination. The Company and the individual defendants intend to vigorously defend the action.

(c) In July 1992, an action was instituted against the Company and its former directors by the Food and Allied Service Trades Department, AFL-CIO, and on behalf of the class of all other similarly situated stockholders. The plaintiff alleges that the Company made false representations or failed to disclose material facts in certain of its documents filed with the Securities and Exchange Commission regarding alleged underpayment to U.S. Customs. In connection with this action, the plaintiff seeks to have this case certified as a class action on behalf of all stockholders and seeks unspecified damages. The Company and certain individual defendants denied any knowledge of such alleged underpayment to U.S. Customs and are vigorously defending against all such claims. The Company and certain individual defendants moved to dismiss the complaint in September 1992 for failure to state a claim. This motion was consolidated with the motion to dismiss the action against the Company and the individual defendants; however, the court allowed plaintiffs the right to replead their claims (which they did on February 1, 1993), subject to the defendants' right to renew its motion to dismiss the amended pleading. The Company has moved to dismiss the amended complaint, however, such motion was denied. The Company has denied the plaintiffs' allegation of wrongdoing and asserted cross claims against the Company's former owner.

(d) In June 1992, an action was instituted against the Company and its former president, by Pentland and its parent company, alleging, among other things, violations of section 10(b) of the Securities Exchange Act of 1934, common law fraud, negligent misrepresentation and breach of contract, arising out of Pentland's acquisition of 19,900 shares of the Company's common stock in June 1991. The complaint alleges that the Company's former president, and, consequently, the Company, were aware of, but failed to disclose at the time Pentland acquired its shares, certain alleged underpayment to U.S. Customs. Pentland sough compensatory damages of $865,000. The Company denied any knowledge of underpayment at the time of Pentland's acquisition of shares and moved to dismiss the complaint in August 1992, for failure to state a claim. In December 1992, the court granted the Company's motion and dismissed the complaint; the court allowed plaintiffs the right to replead their claims (which they did on February 1, 1993), subject to the Company's right to renew its motion to dismiss the amended pleading. The Company has moved to dismiss the amended complaint, however, such motion was denied. The Company has denied the plaintiff's allegation of wrongdoing, and asserted cross claims against the Company's former president.

(e) In March 1994, an action was instituted by American Sporting Goods ("ASG") in the United States District Court for the Southern District of California against Bright Star concerning Bright Star's activities as a buying agent in connection with suppliers outside the United States who were allegedly marking up the factory price of goods ordered by Bright Star for the benefit of ASG. ASG is seeking to recover compensatory damages of approximately $531,000 and an unspecified amount of punitive damages. In response to the complaint, Bright Star sought to compel arbitration of ASG's claims in New Jersey pursuant to a provision in a buying agreement. The Court has denied Bright Star's motion to compel arbitration and, therefore, Bright Star has answered the complaint and filed counterclaims against the plaintiff. The Court has ordered expedited discovery and has scheduled a trial date for February 1995. Discovery has already commenced and should continue through late 1994. The Company believes that ASG's claim is without merit and intends to vigorously defend the action.

In the event that the Company is not successful in defense of the actions set forth above in (b), (c), (d) and (e) or any settlement reached requires a substantial monetary judgment in excess of $555,000 provided for in the accompanying financial statements, the Company's financial condition could be adversely affected thereby.

(f) As of April 30, 1994, the Company is obligated under an employment agreement with an executive and a termination agreement with a former executive to provide aggregate minimum compensation of $205,208 remaining during the fiscal year ended January 31, 1995, $200,000 during the fiscal year ended January 31, 1996 and $16,667 during the fiscal year ended January 31, 1997.

NOTE 11 - SUBSEQUENT EVENTS

Subsequent to the end of the first quarter, the Company has entered into the following transactions:

(a)       Offering of Shares

In May 1994, the Company issued 281,481 shares of its common stock and received aggregate net proceeds of approximately $350,000.

(b)       Conversion of Debt

In May 1994, the Company entered into an agreement with NRC pursuant to which the Company agreed to issue 240,740 shares of its common stock to NRC in full payment of the El Greco Note.

(c)       Settlement with Overseas Agent

In May 1994, the Company agreed to issue 250,000 shares of common stock, valued by the Company at $1.00 per share, in satisfaction of an outstanding payable of $759,888. The Company, expects to realize a net gain of $509,888 from this transaction in the second quarter of the fiscal year ending January 31, 1995.

(d)       Settlement with Major League Footwear

In May 1994, in connection with a settlement with Major League Footwear, Inc. ("MLF") a company under common management, the Company agreed to issue 110,000 shares of common stock to be registered, and valued by the Company at $1.35 per share, and 150,000 shares of common stock, valued by the Company at $1.00 per share, in satisfaction of an outstanding liability to MLF in the amount of $537,961. This transaction relates to inventory received by the Company in the fiscal year ended January 31, 1994. The Company expects to realize a net gain of $100,000 from this settlement during the second quarter of the fiscal year Fending January 31, 1995.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations

Landed sales (sales for which the Company pays a fixed price) of Candie's branded footwear increased by $1,257,742 (61%) for the three months ended April 30, 1994 over the three month period ended April 30, 1993 primarily because of increased market acceptance of CANDIE'S footwear products. Bright Star's landed sales decreased $261,671 (43%) for the three month period ended April 30, 1994 due to decreased shipments to customers on a landed basis. Total gross profit on landed sales increased by $52,030 for the three months ended April 30, 1994 over the three month period ended April 30, 1993 as a result of increased sales of CANDIE'S footwear products. The gross profit percentage on landed sales decreased from 17.5% for the three months ended April 30, 1993 to 14.2% for the quarter ended April 30, 1994 primarily due to the closeout sales of inventory during the three month period ended April 30, 1994. Commission income results from arranging for the production and quality control of products. Commission and licensing income for the three months ended April 30, 1994 increased by $91,873 (12.4%) over the same period last year primarily because of increased orders on a commission basis of Candie's and Bright Star footwear and the licensing agreements under the Candie's label.

Selling expenses decreased by $361,378 (24%) for the three months ended April 30, 1994 as compared to the three months ended April 30, 1993 primarily as a result of the acquisition of the Candie's trademark which eliminated the license fees that existed last year, however, this decrease was offset by increases in salaries of sales personnel associated with the Candie's footwear line. Bright Star selling expenses decreased by $439,787 (68%) for the three months ended April 30, 1994 versus the three months ended April 30, 1993 primarily as a result of staff decreases.

General and Administrative expenses decreased by $487,159 for the three months ended April 30, 1994 as compared to the same period last year. Costs associated with Candie's decreased by $379,051 primarily due to staff reductions, decreases in professional fees and a $103,352 decrease in amortization due to reductions in trademark and non-competition agreements as a result of the quasi-reorganization. Bright Star general and administrative expenses decreased by $108,108 for the three months ended April 30, 1994 versus the three months ended April 30, 1993 primarily as a result of salary reductions and the consolidation of Bright Star's operations.

Interest expense increased by $81,790 for the three months ended April 30, 1994 as compared to the same period last year. The increase was primarily due to the advances the Company received under the Factor Agreement (see Note 4) and increases in the prime lending rate.

During the three months ended April 30, 1994, the Company recorded a gain of $126,329 on settlement of an existing obligation.

As a result of the foregoing, the Company's net loss for the three months ended April 30, 1994 decreased to $661,662 from $1,687,402 for the corresponding period ended April 30, 1993.

Liquidity and Capital Resources

In the report on the Company's annual financial statements at January 31, 1994, the Company's independent certified public accountants have included an explanatory paragraph in their report on the Company's financial statements stating certain factors which raise a substantial doubt about the Company's ability to continue as a going concern.

At April 30, 1994, the Company had a working capital deficiency of $3,668,679 versus a working capital deficiency of $3,180,800 at January 31, 1994. The ratio of current assets to current liabilities was .49 to 1.0 at April 30, 1994 compared to .58 to 1.0 at January 31, 1994. This increase in the working capital deficiency was primarily due to the net loss for the three months ended April 30, 1994, increased interest expense from the borrowings under the Factor
Agreement (see Note 4 of the Notes to Condensed Consolidated Financial Statements), and an increase in the current portion of long-term debt of $210,000.

The Company's negative cash flow from operating activities decreased for the three month period ended April 30, 1994 compared to the same period of the prior year. Net cash used in operating activities totaled $17,267 for the three months ended April 30, 1994 compared to net cash used in operating activities of $5,148,539 for the three months ended April 30, 1993. The decrease resulted primarily from a smaller net loss and the reduction in the prior year of old, outstanding liabilities that were settled with the proceeds of the secondary offering, including $1,000,000 owed to the U.S. Customs Service.

Cash provided by financing activities decreased by $5,064,829 to $0 for the three months ended April 30, 1994 compared to the same period last year. The reduction of $5,064,829 was primarily caused by the fact that the Company completed a secondary offering in the amount of $5,334,902 in the three month period ended April 30, 1993.

Upon completion of the Company's restructuring and equity financing plan in March 1993 (see Note 1 of the Notes to Condensed Consolidated Financial Statements), management believed that it would provide the Company with adequate resources to implement their new business strategies; however, the Company has experienced operating losses in the fourteen month period ended April 30, 1994 which were greater than expected due to a weak retail market, and the resulting delays in the Company's ability to purchase goods. As a result of the foregoing, the Company has undertaken a program set forth below which is designed to increase revenue and cash flow while reducing expenses. The Company believes that if its program is successful, of which there can be no assurance, it will have adequate capital to support the Company's operations for the next twelve months.

The Company's program involves (a) cost containment through (i) termination of the sublease for its current facility and relocation to a site in Westchester County, New York (which the Company believes will reduce its facility costs),
(ii) termination of personnel not deemed necessary to its continuing operations,
(iii) elimination or reduction of certain operating expenses, and (iv) conversion of certain existing claims to equity through issuance of common stock in settlement of such claims; (b) increasing revenues by (i) increasing sales of footwear by the Company's subsidiary, Bright Star Footwear, Inc., under the Company's newly licensed trademarks, BIG SMITH and ASPEN and (ii)
increasing royalty income from the licensing by the Company of the CANDIE'S trademark and aggressive marketing of CANDIE'S footwear; (c) seeking to obtain additional debt and equity financing by (i) borrowing additional funds on a long-term basis and (ii) sales of equities securities; and (d) maintaining or enhancing the existing debt structure with its institutional lender by obtaining, when necessary, waivers or restructuring of applicable financial covenants and principal payments and maintaining or enhancing its existing line of credit from a factor by providing, if necessary, additional collateral. While the Company believes that its program of cost containment will result in an aggregate decrease in operating expenses of in excess of $1 million, on an annualized basis (of which only a portion would be realized in the 1995 fiscal year), there can be no assurance that the Company will be able to achieve a significant reduction in operating costs, or significantly increase its revenues, or obtain additional financing on acceptable terms. Finally, there can be no assurance that implementation of such program will generate sufficient working capital to meet its operating expenses for the 1995 fiscal year.

To implement its plan of operations, the Company has taken the following steps:

In May 1994, the Company received net proceeds of approximately $350,000 from sales of common stock which it has used to pay outstanding indebtedness due to its institutional lender and for working capital and general corporate purposes. In addition, the Company anticipates that it will issue additional shares of common stock pursuant to certain settlements, either completed or being negotiated with various creditors, in satisfaction of existing claims against the Company.

As part of its strategy of reducing costs, the Company recently terminated its inhouse marketing staff. The Company will use outside marketing consultants on an "as needed" basis to support its marketing activities.

In an effort to enhance market penetration, the Company has instituted a pricing plan to further encourage retailers to carry the CANDIE'S line of footwear. Management believes the program will allow its retail customers to offer a nationally known branded product at competitive prices while maintaining significant retail markups.

                                 CANDIE'S, INC.

                           PART II - Other Information

Item 1. Legal Proceedings

Litigation

     In March 1994, an action was instituted by American Sporting Goods ("ASG") in the United States District Court for the Southern District of California against Bright Star concerning Bright Star's activities as a buying agent in connection with suppliers outside the United States who were allegedly marking up the factory price of goods ordered by Bright Star for the benefit of ASG. ASG is seeking to recover compensatory damages of approximately $531,000 and an unspecified amount of punitive damages. In response to the complaint, Bright Star sought to compel arbitration of ASG's claims in New Jersey pursuant to a provision in a buying agreement. The Court has denied Bright Star's motion to compel arbitration and, therefore, Bright Star has answered the complaint and filed counterclaims against the plaintiff. The Court has ordered expedited discovery and has scheduled a trial date for February 1995. Discovery has already commenced and should continue through late 1994. The Company believes that ASG's claim is without merit and intends to vigorously defend the action.

Items 2-5.

     None.

Item 6.

     a)Exhibits

          27.  Financial Data Schedule

     b)Reports on Form 8-K

     The Company filed a report for the event dated March 4, 1994 under Item 4 of Form 8-K to report a change in its principal independent accountants.

                                 CANDIE'S, INC.
                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CANDIE'S, INC.
                                           ------------------------------
                                           (Registrant)

DATED:  April 26, 1996                   By:/s/Neil Cole
                                            -----------------------------
                                            NEIL COLE
                                            President and
                                            Chief Executive Officer
                                            (Principal Executive and
                                            Accounting Officer)