Form 10QSB/A
period 1994-07-31
CANDIES INC
filed 1996-04-26
CIK 857737

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                        (Amendment No. 1 to Form 10-QSB)

(Mark One)

|X|       Quarterly  report  pursuant  to Section 13 or 15(d) of the  Securities
Exchange Act of 1934

          For the quarterly period ended July 31, 1994

          or

     Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from                       to

Commission file Number    0-10593

                                 CANDIE'S, INC.
        (Exact name of small business issuer as specified in its charter)

            Delaware                                    11-2481903
(State or other jurisdiction of             (I.R.S. Employer identification No.)
         incorporation)

 60 West 40th Street, New York, New York                 10018
                    (Address of principal executive offices)

                                  (212)869-8725
                (Issuer's telephone number, including area code)

- --------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 of 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

YES    X       NO
                   ---------
                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the registrant's Common Stock, $.001 par value,
outstanding as of September 14, 1994 (excluding treasury shares):   6,238,292

Transitional small business disclosure format (check one):

YES _______          NO    X

                         CANDIE'S, INC. AND SUBSIDIARIES
                             INDEX TO FORM 10-QSB/A
                       FOR THE PERIOD ENDED JULY 31, 1994

                                                                           PAGE

PART I.                   FINANCIAL INFORMATION

          ITEM 1.  Financial Statements

          Condensed Consolidated Balance Sheets at July 31, 1994           3-4
          and January 31, 1994

          Condensed Consolidated Statements of Operations for the            5
          Six Months Ended July 31, 1994 and 1993

          Condensed Consolidated Statements of Operations for the            6
          Three Months Ended July 31, 1994 and 1993

          Condensed Consolidated Statements of Stockholders' Equity          7
          (Deficiency) for the Six Months Ended July 31, 1994.

          Condensed Consolidated Statements of Cash Flows for             8-12
          the Six Months Ended July 31, 1994

          Notes to Condensed Consolidated Financial Statements           13-24

          ITEM 2.

          Management's Discussion and Analysis of Financial              25-28
          Condition and the Results of Operations

PART II.  OTHER INFORMATION                                                 29

SIGNATURES                                                                  30

                         CANDIE'S, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                     JULY 31,        JANUARY 31,
                                                       1994              1994
                                                    -----------      -----------

                                                     RESTATED         RESTATED
                                                     (Note 6)         (Note 6)


ASSETS
CURRENT ASSETS:

  CASH AND CASH EQUIVALENTS                         $   106,021      $   114,153
  ACCOUNTS RECEIVABLE
   less allowances of $793,500
   and $965,000 for possible losses                     687,247          226,593
  INVENTORY                                           3,399,217        3,572,733
  PREPAID EXPENSES                                       60,828          273,832
  REFUNDABLE TAXES                                         --            219,876
                                                    -----------      -----------
  TOTAL CURRENT ASSETS                                4,253,313        4,407,187
                                                    -----------      -----------

PROPERTY AND EQUIPMENT (Note 3)

   LESS ACCUMULATED DEPRECIATION
   AND AMORTIZATION                                     178,938          210,514
                                                    -----------      -----------

OTHER ASSETS:
  NON-COMPETITION AGREEMENTS                            462,736          516,952
  TRADEMARK                                           5,255,690        5,397,098
  OTHER                                                 494,153          512,929
                                                    -----------      -----------
  TOTAL OTHER ASSETS                                  6,212,579        6,426,979
                                                    -----------      -----------

TOTAL ASSETS                                        $10,644,830      $11,044,680
                                                    ===========      ===========

                         CANDIE'S, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                     JULY 31,       JANUARY 31,
                                                       1994            1994
                                                   ------------    ------------

                                                     RESTATED        RESTATED
                                                     (Note 6)        (Note 6)


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
  ACCOUNTS PAYABLE                                 $  2,254,205    $  1,795,246
  PAYABLE FOR INVENTORY IN
   TRANSIT                                              843,931         395,918
  DUE TO FACTOR (Note 4)                                470,569       1,782,413
  DUE TO MAJOR LEAGUE FOOTWEAR                             --           613,771
  ACCRUED LITIGATION EXPENSE                            555,000         555,000
  ACCRUED EXPENSES AND TAXES                          1,256,902       1,678,854
  ACCRUED ROYALTY                                          --           532,031
  ACCRUED U.S. CUSTOMS DUTIES                            51,883          51,004
  CURRENT MATURITIES OF LONG
   TERM DEBT (Note 5)                                   678,750         183,750
                                                   ------------    ------------
  TOTAL CURRENT LIABILITIES                           6,111,240       7,587,987

LONG-TERM DEBT, LESS CURRENT
  MATURITIES (Note 5)                                 2,699,425       3,209,425
DUE TO EL GRECO, INC                                       --           325,000
ACCRUED U.S. CUSTOMS DUTIES                              79,405         100,449
ACCRUED PENSION LIABILITY                               392,000         392,000
                                                   ------------    ------------
  TOTAL LIABILITIES                                   3,170,830      11,614,861
                                                   ------------    ------------

STOCKHOLDERS' DEFICIENCY:
  PREFERRED STOCK, $.01 PAR VALUE - SHARES
   AUTHORIZED 5,000,000; NONE ISSUED OR O/S
  COMMON STOCK, $.001 PAR VALUE - SHARES
   AUTHORIZED 10,000,000; ISSUED 6,354,956
   AT JULY 31, 1994 AND 5,022,735 AT
   JANUARY 31, 1994                                       6,355           5,023
  ADDITIONAL PAID-IN CAPITAL                          7,638,024       6,042,737
  ACCUMULATED DEFICIT                                (5,210,586)     (5,546,908)
  TREASURY STOCK, AT COST
   216,666 SHARES AT JULY 31, 1994 AND
   JANUARY 31, 1994 (Note 6)                         (1,071,033)     (1,071,033)
                                                   ------------    ------------
  TOTAL STOCKHOLDERS' DEFICIENCY                      1,362,760        (570,181)
                                                   ------------    ------------

TOTAL LIABILITIES AND STOCK-
 HOLDERS' DEFICIENCY                               $ 10,644,830    $ 11,044,680
                                                    ============   ============

                         CANDIE'S, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                SIX MONTHS          SIX MONTHS
                                                  ENDED               ENDED
                                                 JULY 31,            JULY 31,
                                                  1994                1993
                                               ------------        ------------
LANDED SALES                                   $  9,233,029        $  4,845,007
COMMISSION AND
 LICENSING INCOME                                 2,286,706           1,166,912
                                               ------------        ------------
TOTAL REVENUES                                   11,519,735           6,011,919

COST OF LANDED SALES                              8,058,004           4,083,175
                                               ------------        ------------
TOTAL GROSS PROFIT                                3,461,731           1,928,744
                                               ------------        ------------

OPERATING EXPENSES:
  SELLING EXPENSE                                 2,106,080           2,899,518
  GEN. & ADMIN. EXP                               1,583,476           2,391,350
                                               ------------        ------------
TOTAL OPERATING EXPENSES                          3,689,556           5,290,868
                                               ------------        ------------
OPERATING LOSS                                     (227,825)         (3,362,124)
OTHER INCOME AND DEDUCTIONS:
  GAIN ON SETTLEMENT OF
   OBLIGATIONS (Note 9)                             883,249                --
  INTEREST & OTHER ITEMS                           (306,689)           (198,610)
                                               ------------        ------------

TOTAL OTHER INCOME AND
 DEDUCTIONS                                         576,560            (198,610)
                                               ------------        ------------

INCOME (LOSS) FROM OPERATIONS
 BEFORE TAXES                                       348,735          (3,560,734)
INCOME TAXES (RECOVERY)                              12,412              (7,445)
                                               ------------        ------------

NET INCOME (LOSS)                              $    336,323        $ (3,553,289)
                                               ============        ------------
INCOME (LOSS) PER SHARE -
 PRIMARY AND FULLY DILUTED:
WEIGHTED AVERAGE
 OUTSTANDING SHARES                               5,284,258           3,828,894
                                               ============        ============
INCOME (LOSS) PER SHARE                        $        .06        $       (.93)
                                               ============        ============

                         CANDIE'S, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                 THREE MONTHS       THREE MONTHS
                                                    ENDED              ENDED
                                                   JULY 31,           JULY 31,
                                                    1994               1993
                                                 -----------        -----------
LANDED SALES                                     $ 5,570,221        $ 2,178,310
COMMISSION AND
 LICENSING INCOME                                  1,454,995            427,074
                                                 -----------        -----------
TOTAL REVENUES                                     7,025,216          2,605,384

COST OF LANDED SALES                               4,915,111          1,884,363
                                                 -----------        -----------
TOTAL GROSS PROFIT                                 2,110,105            721,021
                                                 -----------        -----------

OPERATING EXPENSES:
  SELLING EXPENSE                                    960,495          1,392,555
  GEN. & ADMIN. EXP                                  740,905          1,061,620
                                                 -----------        -----------
   TOTAL OPER. EXP                                 1,701,400          2,454,175
                                                 -----------        -----------
OPERATING INCOME (LOSS)                              408,705         (1,733,154)
OTHER INCOME AND DEDUCTIONS:
  GAIN ON SETTLEMENT OF
   OBLIGATIONS (Note 9)                              756,919               --
  INTEREST & OTHER ITEMS                            (158,879)          (132,590)
                                                 -----------        -----------
TOTAL OTHER INCOME AND
 DEDUCTIONS                                          598,040           (132,590)
                                                 -----------        -----------

INCOME (LOSS) FROM OPERATIONS
 BEFORE TAXES                                      1,006,745         (1,865,744)
INCOME TAXES                                           8,761                143
                                                 -----------        -----------

NET INCOME (LOSS)                                $   997,984        $(1,865,887)
                                                 ===========        ===========

INCOME (LOSS) PER SHARE -
 PRIMARY AND FULLY DILUTED:
WEIGHTED AVERAGE
 OUTSTANDING SHARES                                5,747,277          4,680,692
                                                 ===========        ===========
INCOME (LOSS) PER SHARE                          $       .17        $      (.40)
                                                 ===========        ===========

                                 CANDIE'S, INC.
      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                     FOR THE SIX MONTHS ENDED JULY 31, 1994
                                   (unaudited)

                                Restated (Note 6)



                                                        PREFERRED
                            COMMON STOCK                 STOCK                ADDITIONAL
                      ----------------------------------------------------      PAID-IN      ACCUMULATED
                        SHARES       AMOUNT        SHARES        AMOUNT         CAPITAL        DEFICIT
                      ------------------------------------------------------------------------------------
BALANCE, JANUARY
31, 1994, AS
PREVIOUSLY
REPORTED              5,022,735    $     5,023                                $ 7,670,081    $(5,446,908)

CORRECTION OF
PREVIOUSLY
RECORDED TREASURY
STOCK TRANSACTION
PURSUANT TO AN
INDEMNIFICATION
AGREEMENT                                                                      (1,627,344)
                      ---------    -----------   -----------   -----------    -----------    -----------

BALANCE JANUARY
31, 1994, AS
RESTATED              5,022,735          5,023                                  6,042,737    (5,546,908)

ISSUANCE OF
810,000 SHARES OF
COMMON STOCK IN
CONJUNCTION WITH
SETTLEMENTS OF
OBLIGATIONS             810,000            810                                    952,690

EL GRECO DEBT TO
EQUITY CONVERSION       240,740            241                                    324,759

ISSUANCE OF
SHARES OF COMMON
STOCK IN
CONJUNCTION WITH
PRIVATE
PLACEMENTS IN MAY
1994, NET OF
$13,381 IN FEES         281,481            281                                    317,838

NET INCOME FOR
THE SIX MONTHS
ENDED JULY 31,
1994                                                                                           336,322
                    -----------    -----------   -----------   -----------    -----------    -----------

BALANCE, JULY 31,
1994, AS RESTATED     6,354,956    $     6,355          --            --      $ 7,638,024    $(5,210,586)
                    ===========    ===========   ===========   ===========    ===========    ===========





                                     TREASURY STOCK
                             -------------------------------
                                SHARES             AMOUNT           TOTAL
                             -----------------------------------------------

BALANCE, JANUARY
31, 1994, AS
PREVIOUSLY
REPORTED                        (254,633)       $(2,698,377)   $  (570,181)

CORRECTION OF
PREVIOUSLY
RECORDED TREASURY
STOCK TRANSACTION
PURSUANT TO AN
INDEMNIFICATION
AGREEMENT                         37,967           1,627,344
                             -----------        -----------    -----------


BALANCE JANUARY
31, 1994, AS
RESTATED                        (216,666)        (1,071,033)      (570,181)


ISSUANCE OF
810,000 SHARES OF
COMMON STOCK IN
CONJUNCTION WITH
SETTLEMENTS OF
OBLIGATIONS                                                        953,500

EL GRECO DEBT TO
EQUITY CONVERSION                                                  325,000

ISSUANCE OF
SHARES OF COMMON
STOCK IN
CONJUNCTION WITH
PRIVATE
PLACEMENTS IN MAY
1994, NET OF
$13,381 IN FEES                                                    318,119

NET INCOME FOR
THE SIX MONTHS
ENDED JULY 31,
1994                                                               336,322
                             -----------        -----------    -----------

BALANCE, JULY 31,
1994, AS RESTATED               (216,666)       ($1,071,033)   $ 1,362,760
                             ===========        ===========    ===========

                         CANDIE'S, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                      SIX MONTHS     SIX MONTHS
                                                        ENDED          ENDED
                                                       JULY 31,       JULY 31,
                                                        1994           1993
                                                    -----------     -----------
CASH FLOWS FROM
 OPERATING ACTIVITIES:

Net Income (Loss)                                   $   336,323     $(3,553,289)
Items In Net Income (Loss)
 Not Affecting Cash:
  Provision For Losses On
   Accounts Receivable                                   20,500        (116,000)
  Depreciation and Amort                                246,688         349,304
  Deferred Offering Costs                                  --           972,892
  Provision For Pension Costs                              --              (325)
  (Gain) Loss on Settlement of
    Obligation                                         (983,249)         74,979
  Loss on Disposal of
   Fixed Assets                                            --            26,133

  Increase (Decrease) In Cash
   Flows From Changes In
   Assets and Liabilities:
          Accounts Receivable                          (481,155)        368,211
          Inventories                                    34,056      (1,509,339)
          Prepaid Expenses                              314,235         (34,864)
          Refundable Income Taxes                       219,876         (29,346)
          Other Assets                                 (109,008)         23,721

          Accounts Payable                            1,266,854      (1,148,467)
          Due to Factor                              (1,311,844)        178,087
          Accrued Expenses                             (189,315)        (58,038)
          Accrued Royalty                              (101,944)       (100,000)
          Payable For Inventory
           In Transit                                   448,013        (120,561)
          Accrued U.S. Customs
           Duties                                       (20,165)     (1,004,406)
                                                    -----------     -----------

                   Net Cash Used In
                       Operating Activities            (310,135)     (5,681,308)
                                                    -----------     -----------

                         CANDIE'S, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (unaudited) (CONT'D.)

                                                   SIX MONTHS        SIX MONTHS
                                                     ENDED              ENDED
                                                    JULY 31,          JULY 31,
                                                      1994              1993
                                                  -----------       -----------
CASH FLOWS FROM
 INVESTING ACTIVITIES:
   Capital Expenditures                           $    (1,116)      $   (83,110)
   Payment in connection
    with CANDIE'S Trademark                              --             (75,000)
                                                  -----------       -----------
          Net Cash Used In
            Investing Activities                       (1,116)         (158,110)
                                                  -----------       -----------
CASH FLOWS FROM
 FINANCING ACTIVITIES:
  Net borrowings (payments)
   under revolving credit
   agreement                                          (15,000)       (1,441,304)
  Proceeds from secondary
   public offering, net of
   related exp. of $1,577,298                            --           5,797,702
  Proceeds from private placements
   net of expenses                                    318,119         1,885,206
  Additional expenses related
   to sec. public offering                               --            (462,800)
                                                  -----------       -----------
          Net Cash Provided By
           Financing Activities                       303,119         5,778,804
                                                  -----------       -----------
NET DECREASE IN CASH AND
 CASH EQUIVALENTS                                      (8,132)          (60,614)
                                                  -----------       -----------

CASH AND CASH EQUIVALENTS,
 beginning of period                                  114,153           286,577
                                                  -----------       -----------
CASH AND CASH EQUIVALENTS,
 end of period                                    $   106,021       $   225,963
                                                  ===========       ===========

                         CANDIE'S, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                              (unaudited) (Cont'd.)

                                                SIX MONTHS            SIX MONTHS
                                                  ENDED                 ENDED
                                                 JULY 31,              JULY 31,
                                                   1994                 1993
                                              --------------        -----------
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                  $      439,909        $        --
                                              ==============        ===========
    Income Taxes                              $       30,566        $        --
                                              ==============        ===========

  Supplemental disclosure of non-cash investing and financing activities:
Issuance of 900,000
 shares of common stock
 in connection with
 acquisition of CANDIE'S
 trademark                                                --           1,080,000
                                              ==============        ===========
Issuance of note payable
 in connection with
 acquisition of CANDIE'S
 trademark                                                --             325,000
                                              ==============        ===========
Issuance of 777,777
 shares of common stock
 and write-off of
 deferred professional
 fees and accrued
 interest in connection
 with conversion of
 debenture                                                --           2,490,261
                                              ==============        ===========
Issuance of 57,609
 shares of common stock
 in connection with
 acquisition of under-
 writer's IPO Warrants                                    --                  58
                                              ==============        ===========
Issuance of 32,500 shares
 of common stock in lieu
 of compensation to two
 officers                                                 --             130,000
                                              ==============        ===========
Issuance of 65,000 shares
 of common stock in con-
 nection with settlement
 of accrued royalties
 owed to Chaus                                            --             306,000
                                              ==============        ===========

                         CANDIE'S, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                              (unaudited) (Cont'd.)

                                                     SIX MONTHS      SIX MONTHS
                                                        ENDED          ENDED
                                                      JULY, 31,       JULY 31,
                                                        1994           1993
                                                  ---------------   ----------
Issuance of 50,000 shares
 of common stock in connection with
 settlement of legal fees relating
 to the offering                                               --           50
                                                  ===============   ==========

Forgiveness of debt by
 the Company's Insti-
 tutional Lender                                               --    5,940,019
                                                  ===============   ==========

Acquisition of Treasury
 stock  through  capital
 contribution  by the
 Company's former
 debenture holder of
 127,777 shares of
 common stock                                                  --      415,033
                                                  ===============   ==========

Quasi-Reorganization
 resulting in changes
 to the following  asset and
 liability accounts:
   CANDIE'S trademark                                          --    2,249,013
   Non-competition
    agreements                                                 --   (1,717,927)
   Investment in Sole
    Associates                                                 --     (737,724)
   Other Assets                                                --     (184,433)
   Accrued Pension
    Liability                                                  --      391,071
                                                 ----------------   ----------

Total                                                          --            0
                                                 ================   ==========

                                                         SIX MONTHS   SIX MONTHS
                                                           ENDED       ENDED
                                                          JULY, 31,   JULY 31,
                                                            1994        1993

Issuance of 1,050,740 shares
of common stock in connection
with settlements of obligations
to creditors:
   Issuance of common stock                                1,278,500        --
   Increase in prepaid expenses                              (66,350)       --
   Reduction of security deposit                              74,531        --
   Reduction of accounts payable                          (1,421,666)       --
   Reduction of accrued royalty                             (382,031)       --
   Reduction of inventory                                    139,460        --
   Reduction of note payable                                (325,000)       --
   Reduction of accrued expenses                            (280,693)       --
                                                          ----------     -------

          Total                                             (983,249)       --
                                                          ==========     =======

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

(i)  Net Income (Loss) Per Share

Net income (loss) per common share is computed on a basis of the weighted average number of common shares outstanding during each year, retroactively adjusted to give effect to all stock splits. All common stock equivalents have been used in the calculation.

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

Although on February 23, 1993 the Company successfully completed the Secondary Offering and Debt Restructuring which improved its financial condition, sales of the Company's products have been significantly below management's expectations. At July 31, 1994, the Company had a substantial working capital deficit. The unexpectedly high operating losses for the year ended January 31, 1994 and the quarter ended July 31, 1994 resulted in an accelerated use of funds provided by the public offering and adversely affected the Company's liquidity. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

Subsequent to January 31, 1994, the Company has raised additional equity capital, continues to seek additional equity financing, has settled various obligations through the issuance of its common stock, in addition to continuing a cost containment program and attempting to enhance its gross margins while achieving commensurate sales level increases.

NOTE 3 - PROPERTY AND EQUIPMENT

Major classes of property and equipment consist of the following:

                                                     January 31,       July 31,
                                                         1994            1994
                                                     -----------     -----------
Furniture, fixtures and equipment                       $722,229        $721,113
Transportation equipment                                  20,750          20,750
Leasehold improvements                                    53,905          53,905
                                                     -----------     -----------
                                                         796,884         795,768
Less accumulated depreciation
 and amortization                                        617,946         585,254
                                                    ------------     -----------

Net property and equipment                              $178,938        $217,517
                                                    ============       =========

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

Additionally, the Company was able to borrow $300,000 above its eligible accounts receivable and inventory formulas until July 31, 1994. This additional borrowing capacity is personally guaranteed by the Company's President. At July 31, 1994, the Company had $1,394,331 of outstanding letters of credit.

Due to factor at July 31, 1994 is comprised as follows:

              Accounts Receivable - assigned   $4,355,592
              Outstanding factor advances       4,826,161

                                               ----------
              Due to Factor                    $  470,569
                                               ==========

NOTE 5 - LONG-TERM DEBT

At the closing of the Secondary Offering on March 3, 1993, the Company's former Institutional Lender agreed to restructure the Company's indebtedness (the "Debt Restructuring"). The indebtedness before and after the Debt Restructuring is as follows:


                                 Current         Working
                                 Term            Capital        Revolving        Accrued
                                 Loan            Loan           Loan             Interest      Total
                                 -----------     -----------   ------------      ----------    ------------
Indebtedness before
 Debt Restructuring             $  2,204,378    $    500,000   $  8,200,818    $    284,823    $ 11,190,019

Debt forgiveness-March 3,1993       (954,378)           --       (4,700,818)       (284,823)     (5,940,019)
                                 -----------     -----------   ------------      ----------    ------------
Indebtedness after Debt
 Restructuring                  $  1,250,000    $    500,000   $  3,500,000    $       --      $  5,250,000
                                 ===========     ===========    ===========      ==========     ===========

The balance of the indebtedness, after the Debt Restructuring was converted to the following facilities:


                                 Modified         Working           First            Second
                                 Term             Capital           Term             Term
                                 Loan             Loan              Loan             Loan              Total
                                 ----------       ----------        ----------       ----------        ----------
Restructured Indebtedness        $1,250,000       $  500,000        $2,500,000       $1,000,000        $5,250,000
                                 ==========       ==========        ==========       ==========        ==========

Long-Term Debt consists of:

                                         July 31, 1994      January 31, 1994
                                         -------------      ----------------
                                           (unaudited)        (unaudited)

First Term Loan                            $  858,175         $  873,175
Second Term Loan                            1,000,000          1,000,000
Modified Term Loan                          1,220,000          1,220,000
Working Capital Loan                          300,000            300,000
                                           ----------         ----------
Total                                       3,378,175          3,393,175
Less Current Maturities                       678,750            183,750
                                           ----------         ----------
Total Long-Term Debt                       $2,699,425         $3,209,425
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

The Debt Restructuring Agreement, as amended, provides for additional principal payments based on the occurrence of certain events, as defined in addition to minimum principal payments to as follows:

                                  First                 Second              Modified             Working
                                  Term                  Term                Term                 Capital
                                  Loan                  Loan                Loan                 Loan                  TOTAL
                                  ----                  ----                ----                 ----                  -----

Year Ended
 January 31, 1995         $        105,000       $        35,000      $         35,000        $       8,750      $        183,750
Year Ended
 January 31, 1996                  400,000               225,000                60,000              105,000               790,000
Year Ended
 January 31, 1997                  353,175               740,000               417,500              186,250             1,696,925
Year Ended
 January 31, 1998                       --                    --               450,000                   --               450,000
Year Ended
 January 31, 1999                       --                    --               257,500                   --               257,500
                                ----------            ----------           -----------            ---------           -----------
          Total:          $        858,175       $     1,000,000      $      1,220,000        $     300,000           $ 3,378,175
Less amounts due
 within one year                   420,000               140,000                65,000               53,750               678,750
                               -----------            ----------           -----------            ---------           -----------
Long-Term Debt                 $   438,175            $  860,000      $      1,155,000        $     246,250      $      2,699,425
                               ===========            ==========           ===========            =========            ==========

At July 31, 1994, the Company was not in compliance with certain financial covenants under the Debt Restructuring Agreement as amended. Compliance with such covenants is determined based upon the quarterly financial statements of the Company. Subsequent to July 31, 1994, the Company has reached an agreement in principal with its former institutional lender, Shanghai Commercial Bank ("Shanghai"), to extinguish all of its outstanding indebtedness to Shanghai, currently $3,378,175 plus accrued interest, through a combination of cash and certain assets pledged as collateral to Shanghai as part of a personal guaranty by the former president and chief executive officer of the Company, Barry Feldstein. The agreement contemplates that Shanghai will receive $500,000 plus accrued interest on the indebtedness, and Barry Feldstein will transfer his 322,222 shares of Candie's common stock and certain real property owned by him. It is contemplated that the $500,000 payment will be paid from the funds raised through the private placements of securities contemplated by the Company as discussed in Note 10(a) of the Notes to Condensed Consolidated Financial Statements.

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

NOTE 9 - CERTAIN TRANSACTIONS AND GAINS AND LOSSES ON SETTLEMENTS WITH
         CREDITORS

(a) Offering of Shares

In May 1994, the Company issued 281,481 shares of its common stock and received aggregate net proceeds of approximately $350,000.

(b) Conversion of Debt

In May 1994, the Company entered into an agreement with NRC pursuant to which the Company agreed to issue 240,740 shares of its common stock to NRC in full payment of the El Greco Note.

(c) Settlement with Overseas Agent

In May 1994, the Company agreed to issue 250,000 shares of common stock, valued by the Company at $1.00 per share, in satisfaction of an outstanding payable of $759,888. The Company realized a net gain of $509,888 from this transaction during the second quarter of the fiscal year ending January 31, 1995.

(d) Settlement with Major League Footwear

In May 1994, in connection with a settlement with Major League Footwear, Inc. ("MLF") a company under common management, the Company agreed to issue 110,000 shares of common stock to be registered, and valued by the Company at $1.35 per share, and 150,000 shares of common stock, valued by the Company at $1.00 per share, in satisfaction of an outstanding liability to MLF in the amount of $537,961. This transaction relates to inventory received by the Company in the fiscal year ended January 31, 1994. The Company realized a net gain of $100,000 from this settlement during the second quarter of the fiscal year ending January 31, 1995.

(e) Settlement of Litigation with Starter Corporation

In July 1994, in connection with a settlement with Starter Corporation ("Starter") regarding $532,031 in royalties due Starter under a former license agreement, the Company agreed to issue 100,000 shares of common stock to be registered, and valued by the Company at $1.35 per share, and pay $150,000 over a fifteen month period beginning in July 1994. The Company realized a net gain of $247,031 from this settlement during the second quarter of the fiscal year ended January 31, 1995.

(f) Settlement of Litigation with American Sporting Goods

In July 1994, in connection with a settlement with American Sporting Goods ("ASG"), the Company's subsidiary, Bright Star Footwear, has agreed to pay ASG $100,000 over a ten month period commencing in July 1994. Such amount has been recorded as a net loss during the second quarter of the fiscal year ended January 31, 1995.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

(a) On August 31, 1989, the Company entered into a three-year distribution agreement with Starter, under which the Company was granted the right to distribute footwear bearing the colors and logos of certain collegiate and professional sports teams in accordance with licenses held by Starter. In December 1991, the Company discontinued all sales of such footwear products. Royalties to Starter were $-0-, $110,000, and $1,351,000 on sales of $-0-, $1,017,000, and $12,700,000 for the years ended January 31, 1994, 1993 and 1992, respectively. In March 1992, the Company was advised by Starter that it had terminated its license agreement with the Company on March 15, 1992 and in May 1992, Starter instituted a legal action against the Company for $515,000 of unpaid royalties. This action was settled in July 1994, whereby the company has agreed to issue Starter 100,000 shares of the Company's common stock and pay Starter $150,000 over a fifteen month period commencing in July 1994. Settlement of this action resulted in a net gain of $247,031 during the three months ended July 31, 1994.

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

(c) In July 1992, an action was instituted against the Company and its former directors by the Food and Allied Service Trades Department, AFL-CIO, and on behalf of the class of all other similarly situated stockholders. The plaintiff alleges that the Company made false representations or failed to disclose material facts in certain of its documents filed with the Securities and Exchange Commission regarding alleged underpayment to U.S. Customs. In connection with this action, the plaintiff seeks to have this case certified as a class action on behalf of all stockholders and seeks unspecified damages. The Company and certain individual defendants denied any knowledge of such alleged underpayment to U.S. Customs and are vigorously defending against all such claims. The Company and certain individual defendants moved to dismiss the complaint in September 1992 for failure to state a claim. This motion was consolidated with the motion to dismiss the action against the Company and the individual defendants; however, the court allowed plaintiffs the right to replead their claims (which they did on February 1, 1993), subject to the defendants' right to renew its motion to dismiss the amended pleading. The Company has moved to dismiss the amended complaint, however, such motion was denied. The Company has denied the plaintiffs' allegation of wrongdoing and asserted cross claims against the Company's former owner. The Company is currently negotiating a settlement of this action.

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

(e) In March 1994, an action was instituted by ASG in the United States District Court for the Southern District of California against Bright Star concerning Bright Star's activities as a buying agent in connection with suppliers outside the United States who were allegedly marking up the factory price of goods ordered by Bright Star for the benefit of ASG. ASG was seeking to recover compensatory damages of approximately $531,000 and an unspecified amount of punitive damages. In July 1994, Bright Star and ASG settled this action whereby Bright Star has agreed to pay ASG $100,000 over a ten month period commencing in July 1994. This amount has been recorded as a net loss during the three months ended July 31, 1994.

In the event that the Company is not successful in defense of the actions set forth above in (b), (c), and (d) or any settlement reached requires a substantial monetary judgment in excess of $555,000 provided for in the accompanying financial statements, the Company's financial condition could be adversely affected thereby.

(f) As of July 31, 1994, the Company is obligated under an employment agreement with an executive and a termination agreement with a former executive to provide aggregate minimum compensation of $100,000 remaining during the fiscal year ended January 31, 1995, $200,000 during the fiscal year ended January 31, 1996 and $16,667 during the fiscal year ended January 31, 1997.

NOTE 11 - SUBSEQUENT EVENTS

Subsequent to the end of the first quarter, the Company has entered into the following transactions:

(a) Private Placements

The Company has recently entered into a letter of intent with an investment banking firm which provides that the investment banking firm will act as placement agent for the Company with respect to private offerings of securities including convertible preferred stock and common stock. The Company intends to raise approximately $2.5 million in this equity financing.

(b) Extinguishment of Debt to Former Lender

The Company has reached an agreement in principal with its former lender, Shanghai Commercial Bank ("Shanghai"), to extinguish all of its outstanding indebtedness to Shanghai, currently $3,378,175 plus accrued interest, through a combination of cash and certain assets pledged as collateral to Shanghai as part of a personal guaranty by the former president and chief executive officer of the Company, Barry Feldstein. The agreement contemplates that Shanghai will receive $500,000 plus accrued interest on the indebtedness, and Barry Feldstein will transfer his 322,222 shares of Candie's common stock and certain real property owned by him. It is contemplated that the $500,000 payment will be paid from the private offering funds raised per Note 10(a) above.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations

Six Months Ended July 31, 1994

Landed sales increased by $4,388,022 (91%) for the six months ended July 31, 1994 over the six month period ended July 31, 1993 primarily because of increased market acceptance of CANDIE'S branded footwear products. Total gross profit on landed sales increased by $413,193 (54%) for the six months ended July 31, 1994 over the three month period ended July 31, 1993 as a result of increased sales of CANDIE'S branded footwear products. The gross profit percentage on landed sales decreased from 15.7% for the six months ended July 31, 1993 to 11.8% for the six months ended July 31, 1994 primarily due to closeout sales of inventory during the six month period ended July 31, 1994 and additional markdowns on inventory. Commission income results from arranging for the production and quality control of products. Commission and licensing income for the six months ended July 31, 1994 increased to $2,286,706 from $1,166,912 an increase of $1,119,794 (96%) over the same period last year primarily because of increased orders on a commission basis of Candie's and Bright Star footwear and the licensing agreements under the Candie's label.

Selling expenses decreased by $793,438 (27%) for the six months ended July 31, 1994 as compared to the six months ended July 31, 1993 primarily as a result of the acquisition of the Candie's trademark which eliminated license fees that existed last year, however, this decrease was offset by increases in salaries of sales personnel.

General and Administrative expenses decreased by $807,874 (34%) for the six months ended July 31, 1994 as compared to the same period last year, primarily due to staff reductions, decreases in professional fees and a decrease in amortization due to reductions in trademark and non-competition agreements as a result of the quasi-reorganization.

Interest expense increased by $108,079 (54%) for the six months ended July 31, 1994 as compared to the same period last year. The increase was primarily due to increased advances that the Company received under its Factor Agreement (see
Note 4) and increases in the prime lending rate.

During the six months ended July 31, 1994, the Company recorded net gains of $883,249 on settlements of certain existing obligations and litigation matters.

As a result of the foregoing, the Company's net income for the six months ended July 31, 1994 increased to $336,323 from a loss of $(3,553,289) for the corresponding period ended July 31, 1993.

Three Months Ended July 31, 1994

Landed sales increased by $3,391,911 (156%) for the three months ended July 31, 1994 over the three month period ended July 31, 1993 primarily because of increased market acceptance of CANDIE'S branded footwear products. Total gross profit on landed sales increased by $361,163 (123%) for the three months ended July 31, 1994 over the three month period ended July 31, 1993 as a result of increased sales of CANDIE'S branded footwear products. The gross profit percentage on landed sales decreased from 13.5% for the three months ended July 31, 1993 to 11.8% for the quarter ended July 31, 1994 primarily due to closeout sales of inventory during the three month period ended July 31, 1994 and additional markdowns on inventory. Commission income results from arranging for the production and quality control of products. Commission and licensing income for the three months ended July 31, 1994 increased to $1,454,995 from $427,074 an increase of $1,027,921 (241%) over the same period last year primarily because of increased orders on a commission basis of Candie's and Bright Star footwear and the licensing agreements under the Candie's label.

Selling expenses decreased by $432,068 (31%) for the three months ended July 31, 1994 as compared to the three months ended July 31, 1993 primarily as a result of the acquisition of the Candie's trademark which eliminated license fees that existed last year, however, this decrease was offset by increases in salaries of sales personnel.

General and Administrative expenses decreased by $320,715 (30%) for the three months ended July 31, 1994 as compared to the same period last year, primarily due to staff reductions, decreases in professional fees and a decrease in amortization due to reductions in trademark and non-competition agreements as a result of the quasi-reorganization.

Interest expense increased by $26,289 (20%) for the three months ended July 31, 1994 as compared to the same period last year. The increase was primarily due to increased advances that the Company received under its Factor Agreement (see
Note 4) and increases in the prime lending rate.

During the three months ended July 31, 1994, the Company recorded net gains of $756,919 on settlements of certain existing obligations and litigation matters.

As a result of the foregoing, the Company's net income for the three months ended July 31, 1994 increased to $997,984 from a loss of $(1,865,887) for the corresponding period ended July 31, 1993.

Liquidity and Capital Resources

In the report on the Company's annual financial statements at January 31, 1994, the Company's independent certified public accountants have included an explanatory paragraph in their report on the Company's financial statements stating certain factors which raise a substantial doubt about the Company's ability to continue as a going concern.

At July 31, 1994, the Company had a working capital deficiency of $1,857,927 versus a working capital deficiency of $3,180,800 at January 31, 1994. This decrease in the working capital deficiency is primarily attributable to net income for the six months ended July 31, 1994 and the various settlements of obligations of the Company through the issuance of common stock offset by an increase in the current portion of long-term. The ratio of current assets to current liabilities was .70 to 1.0 at July 31, 1994 compared to .58 to 1.0 at January 31, 1994.

The Company's cash flow from operating activities increased for the six month period ended July 31, 1994 compared to the same period of the prior year. Net cash used in operating activities totaled $310,135 for the six months ended July 31, 1994 compared to net cash used in operating activities of $5,681,308 for the six months ended July 31, 1993. The decrease in net cash used resulted primarily from net income for the six months ended July 31, 1994 as compared to a net loss and the reduction in the prior year of old, outstanding liabilities that were settled with the proceeds of the secondary offering, including $1,000,000 owed to the U.S. Customs Service.

Cash provided by financing activities decreased by $5,475,685 to $303,119 for the six months ended July 31, 1994 compared to the same period last year. This reduction was primarily caused by the fact that the Company completed a secondary offering in the amount of $5,334,902 in the six month period ended July 31, 1993.

Upon completion of the Company's restructuring and equity financing plan in March 1993 (see Note 1 of the Notes to Condensed Consolidated Financial Statements), management believed that it would provide the Company with adequate resources to implement their new business strategies; however, the Company has experienced operating losses in the fourteen month period ended July 31, 1994 which were greater than expected due to a weak retail market, and the resulting delays in the Company's ability to purchase goods. As a result of the foregoing, the Company has undertaken a program set forth below which is designed to increase revenue and cash flow while reducing expenses. The Company believes that if its program is successful, of which there can be no assurance, it will have adequate capital to support the Company's operations for the next twelve months.

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

                                 CANDIE'S, INC.

                           PART II - Other Information

Item 1. Legal Proceedings

In July 1994, the Company reached an agreement with Starter Corporation ("Starter") settling the action instituted by Starter against the Company in May 1992 in the Superior Court of the State of Connecticut regarding approximately $515,000 in royalties that Starter alleged were due it under a former licensing agreement. In connection with such settlement the Company agreed to issue to Starter 100,000 shares of the Company's common stock and to make monthly payments of $10,000 to Starter over a fifteen month period commencing in July 1994.

In July 1994, the Company's subsidiary, Bright Star Footwear ("Bright Star"), reached an agreement with American Sporting Goods ("ASG") to settle an action commenced in March 1994 by ASG in the United States District Court for the Southern District of California against Bright Star concerning Bright Star's activities as a buying agent. In connection with such settlement Bright Star has agreed to pay ASG $100,000 over a ten month period commencing in July 1994.

Item 3. Defaults Upon Senior Securities.

At July 31, 1994, the Company was not in compliance with certain financial covenants under the Debt Restructuring Agreement, as amended, with Shanghai and the Company has failed to make certain principal and interest payments due under the Debt Restructuring Agreement. The Company has received a waiver with respect to the financial covenants and Shanghai has agreed that on or prior to September 20, 1994 it will not deem the Company to be in default with respect to the past due principal and interest payments.

Item 6.

     a) Exhibits

          10.1) Settlement Agreement and Release and Waiver of Claims between the Company and Saintday International Co., Ltd. (1)

          10.2) Agreement between the Company and Major League Footwear, Inc.

          10.3) Settlement Agreement and Release and Waiver of Claims between the Company and Starter Corporation. (1)

          10.4) Agreement between the Company and New Retail Concepts, Inc. dated May 16, 1994. (1)

          10.5) Personal Guaranty of Neil Cole in favor of Congress Talcott Corporation dated June 28, 1994. (1)

            27)  Financial Data Schedule. (2)

     b) Reports on Form 8-K

- ----------
(1)   Previously filed.

(2)   Filed herewith.
                                     Page 29

                                 CANDIE'S, INC.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CANDIE'S, INC.
                                  (Registrant)

DATED:  April 26, 1996            By: /S/  NEIL COLE
                                    ------------------------------------------
                                    NEIL COLE
                                    President and Chief Executive Officer
                                    (Principal Executive and Accounting Officer)