Form 10QSB/A
period 1994-10-31
CANDIES INC
filed 1996-04-26
CIK 857737

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB/A
                        (Amendment No. 1 to Form 10-QSB)
(Mark One)

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For  the quarterly period ended October 31, 1994

     or

     Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                        to

Commission file Number:                0-10593

                                 CANDIE'S, INC.
        (Exact name of small business issuer as specified in its charter)

         Delaware                                      11-2481903
(State or other jurisdiction of           (I.R.S. Employer identification No.)
 incorporation)

                2975 Westchester Avenue, Purchase, New York 10577
                    (Address of principal executive offices)

                                  (914)694-8600
                (Issuer's telephone number, including area code)

              60 West 40th Street,  New York, New York 10018
             (Former name, former address and former fiscal year,
                         if changed since last report)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 of 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

YES [X]   NO_____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the registrant's Common Stock, $.001 par value, outstanding as of December 15, 1994 (excluding treasury shares): 8,176,203

Transitional small business disclosure format (check one):

YES _______      NO [X]

                         CANDIE'S, INC. AND SUBSIDIARIES
                             INDEX TO FORM 10-QSB/A
                      FOR THE PERIOD ENDED OCTOBER 31, 1994

                                                                           PAGE
                                                                           ----
PART I. FINANCIAL INFORMATION

   ITEM 1.  Financial Statements

   Condensed Consolidated Balance Sheets at October 31, 1994                3-4
   and January 31, 1994

   Condensed Consolidated Statements of Operations for the                  5-6
   Three Months Ended October 31, 1994 and 1993

   Condensed Consolidated Statements of Operations for the                  7-8
   Nine Months Ended October 31, 1994 and 1993

   Condensed Consolidated Statement of Stockholders' Equity                   9
   (Deficiency) for the Nine Months Ended October 31, 1994

   Condensed Consolidated Statements of Cash Flows for                    10-11
   the Nine Months Ended October 31, 1994 and 1993

   Notes to Condensed Consolidated Financial Statements                   12-21

   ITEM 2.

   Management's Discussion and Analysis of Financial                      22-26
        Condition and the Results of Operations

PART II.  OTHER INFORMATION                                                  27

SIGNATURES                                                                   28

                         CANDIE'S, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)


                                    OCTOBER 31,              JANUARY 31,
                                       1994                     1994
                                    ----------               ----------


                                     Restated                  Restated
                                     (Note 6)                  (Note 6)

ASSETS
CURRENT ASSETS:
  CASH AND CASH EQUIVALENTS        $   209,792               $   114,153
  ACCOUNTS RECEIVABLE
   less allowances of $793,500
   and $773,000                      1,359,644                   226,593
  INVENTORY                          3,518,472                 3,572,733
  PREPAID EXPENSES                     328,581                   273,832
  REFUNDABLE TAXES                          --                   219,876
                                   -----------               -----------
  TOTAL CURRENT ASSETS               5,416,489                 4,407,187
                                   -----------               -----------

PROPERTY AND EQUIPMENT (Note 3)
   LESS ACCUMULATED DEPRECIATION
   AND AMORTIZATION                    167,668                   210,514
                                   -----------               -----------

OTHER ASSETS:
  NON-COMPETITION AGREEMENTS           435,628                   516,952
  TRADEMARK                          5,184,986                 5,397,098
  OTHER                                527,701                   512,929
                                   -----------               -----------
  TOTAL OTHER ASSETS                6,148,315                  6,426,979
                                   -----------                -----------
TOTAL ASSETS                       $11,732,472               $11,044,680
                                   ===========               ===========

                         CANDIE'S, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                               OCTOBER 31,         JANUARY 31,
                                                 1994                 1994
                                               ----------          ----------

                                                Restated           Restated
                                                (Note 6)           (Note 6)

LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
  ACCOUNTS PAYABLE                            $ 2,292,327        $ 1,795,246
  INVENTORY IN-TRANSIT PAYABLE                  1,500,000            395,918
  DUE TO FACTOR (Note 4)                          366,620          1,782,413
  DUE TO MAJOR LEAGUE FOOTWEAR                         --            613,771
  ACCRUED LITIGATION EXPENSE                      515,000            555,000
  ACCRUED EXPENSES AND TAXES                    1,510,653          1,678,854
  ACCRUED ROYALTY                                      --            532,031
  ACCRUED U.S. CUSTOMS DUTIES                      51,883             51,004
  CURRENT MATURITIES OF LONG
   TERM DEBT (Note 5)                                  --            183,750
  ACCRUED PENSION LIABILITY                        52,000                 --
                                              -----------        -----------

  TOTAL CURRENT LIABILITIES                     6,288,483          7,587,987

LONG-TERM DEBT, LESS CURRENT
  MATURITIES (Note 5)                                  --          3,209,425
DUE TO EL GRECO, INC.                                  --            325,000
ACCRUED U.S. CUSTOMS DUTIES                        67,208            100,449
ACCRUED PENSION LIABILITY                              --            392,000
                                              -----------        -----------
  TOTAL LIABILITIES                             6,355,691         11,614,861
                                              -----------        -----------

STOCKHOLDERS' EQUITY (DEFICIENCY):
  PREFERRED STOCK, $.01 PAR VALUE - SHARES
   AUTHORIZED 5,000,000;  10,286 ISSUED
   AND OUTSTANDING                                    103                 --
  COMMON STOCK, $.001 PAR VALUE - SHARES
   AUTHORIZED 10,000,000; ISSUED 7,411,481
   AT OCTOBER 31, 1994 AND 5,022,735 AT
   JANUARY 31, 1994                                 7,412              5,023
  ADDITIONAL PAID-IN CAPITAL                   10,183,064          6,042,737
  ACCUMULATED DEFICIT                          (3,742,765)        (5,546,908)
  TREASURY STOCK, AT COST
   216,666 SHARES AT OCTOBER 31, 1994 AND
   JANUARY 31, 1994 (NOTE 6)                   (1,071,033)        (1,071,033)
                                              ------------        -----------
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)         5,376,781           (570,181)
                                              -----------         -----------
TOTAL LIABILITIES AND STOCK-
 HOLDERS' EQUITY (DEFICIENCY)                 $11,732,472         $11,044,680
                                             ============         ===========

                         CANDIE'S, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                      THREE MONTHS         HREE MONTHS
                                         ENDED                ENDED
                                       OCTOBER 31,          OCTOBER 31,
                                          1994                 1993
                                      ------------         ------------


                                        Restated
                                        (Note 6)


LANDED SALES                         $   4,826,909          3,318,753
COMMISSION AND
 LICENSING INCOME                        1,126,476          1,705,183
                                     --------------        ----------
TOTAL REVENUES                           5,953,385          5,023,936

COST OF LANDED SALES                     4,324,481          2,788,060
                                     --------------        ----------
TOTAL GROSS PROFIT                       1,628,904          2,235,876
                                     --------------        ----------

OPERATING EXPENSES:
  SELLING EXPENSE                        1,159,058          1,009,502
  GEN. & ADMIN. EXP.                       798,013            682,723
  REVERSAL OF ACCRUAL NO
   LONGER REQUIRED -
   PENSION PLAN (NOTE 11)                 (340,000)                --
                                     --------------        ----------

TOTAL OPERATING EXPENSES                 1,617,071          1,692,225
                                     --------------        ----------

OPERATING INCOME                            11,833            543,651
OTHER INCOME (EXPENSE):
  LOSS ON SETTLEMENT OF
   OBLIGATIONS (Note 9)                   (155,000)                --
  INTEREST EXPENSE                        (228,155)          (131,102)
  OTHER EXPENSE                           (131,858)                --
                                     --------------        ----------
TOTAL OTHER EXPENSES                      (515,013)          (131,102)
                                     --------------        -----------

(LOSS) INCOME BEFORE
  EXTRAORDINARY ITEM                      (503,180)           412,549

PROVISION (RECOVERY)
  OF INCOME TAXES                         (  8,825)             1,452
                                     --------------        ----------

NET LOSS INCOME BEFORE
  EXTRAORDINARY ITEM                      (494,355)           411,097

EXTRAORDINARY ITEM - GAIN
  ON EXTINGUISHMENT OF DEBT,
  NET OF INCOME TAXES OF
  $121,000 (NOTE 9)                      1,962,175                 --
                                     -------------         ----------
NET INCOME                           $   1,467,820         $   411,097
                                     =============         ===========

                                       THREE MONTHS         THREE MONTHS
                                          ENDED                 ENDED
                                        OCTOBER 31,           OCTOBER 31,
                                           1994                  1993
                                       ------------         -------------


                                         Restated
                                         (Note 6)




EARNINGS (LOSS) PER SHARE:
  NET (LOSS) INCOME BEFORE
  EXTRAORDINARY ITEM                   $       (.07)         $        .09

EXTRAORDINARY ITEM - GAIN ON
  EXTINGUISHMENT OF DEBT, NET
  OF INCOME TAXES OF $.02                       .29                    --
                                      -------------          ------------
NET INCOME                            $         .22          $        .09
                                      =============          ============
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING           $   6,660,846          $  4,823,344
                                      =============          ============

                         CANDIE'S, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                     NINE MONTHS            NINE MONTHS
                                        ENDED                  ENDED
                                      OCTOBER 31,           OCTOBER 31,
                                         1994                  1993
                                     -----------            -----------


                                       Restated
                                       (Note 6)


LANDED SALES                         $ 14,059,938           $ 8,163,760
COMMISSION AND
 LICENSING INCOME                       3,413,182             2,872,095
                                    -------------          ------------
TOTAL REVENUES                         17,473,120            11,035,855

COST OF LANDED SALES                   12,382,485             6,871,235
                                    -------------          ------------
TOTAL GROSS PROFIT                      5,090,635             4,164,620
                                    -------------          ------------

OPERATING EXPENSES:
  SELLING EXPENSE                       3,265,138             3,909,020
  GEN. & ADMIN. EXP.                    2,381,490             3,074,073
  REVERSAL OF ACCRUAL NO
   LONGER REQUIRED - PENSION
   PLAN (NOTE 11)                        (340,000)                   --
                                    -------------          ------------
TOTAL OPERATING EXPENSES                5,306,628             6,983,093
                                    -------------          ------------

OPERATING LOSS                           (215,993)           (2,818,473)
OTHER INCOME (EXPENSE):
  GAINS ON SETTLEMENT OF
   OBLIGATIONS (NOTE 9)                   728,249                    --
  INTEREST EXPENSE                       (534,844)             (329,712)
  OTHER EXPENSE                          (131,858)                   --
                                    -------------          ------------
TOTAL OTHER INCOME (EXPENSE)               61,547              (329,712)
                                    -------------          ------------

LOSS BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM                     (154,446)           (3,148,185)

PROVISION (RECOVERY) OF INCOME
  TAXES                                     3,586                (5,993)
                                         --------          ------------
NET LOSS BEFORE EXTRAORDINARY
  ITEM                                   (158,032)           (3,142,192)

EXTRAORDINARY ITEM - GAIN ON
  EXTINGUISHMENT OF DEBT,
  NET OF INCOME TAXES OF
  $121,000 (NOTE 9)                     1,962,175                    --
                                    -------------          ------------

                                      NINE MONTHS           NINE MONTHS
                                         ENDED                 ENDED
                                       OCTOBER 31,          OCTOBER 31,
                                          1994                 1993
                                      -----------           -----------


                                        Restated
                                        (Note 6)



NET INCOME (LOSS)                        1,804,143           (3,142,192)
                                     =============          ===========

EARNINGS (LOSS) PER SHARE:
  NET LOSS BEFORE EXTRAORDINARY
   ITEM                                     $(0.03)              $(0.69)

  EXTRAORDINARY ITEM - GAIN ON
    EXTINGUISHMENT OF DEBT,
    NET OF INCOME TAXES OF $.02               $.34                   --
                                     -------------         ------------
NET INCOME (LOSS)                             $.31               $(0.69)
                                     =============         =============
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING          $   5,752,943         $   4,570,986
                                     =============         =============



                                                            CANDIE'S, INC.
                                 CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                              FOR THE NINE MONTHS ENDED OCTOBER 31, 1994
                                                              (unaudited)

                                                           Restated (Note 6)



                                                 PREFERRED
                             COMMON STOCK          STOCK          ADDITIONAL                    TREASURY STOCK
                         ------------------    --------------      PAID-IN    ACCUMULATED     -------------------
                         SHARES       AMOUNT   SHARES  AMOUNT      CAPITAL      DEFICIT       SHARES       AMOUNT          TOTAL
                         ------       ------   ------  ------      -------      -------       ------       ------          -----

BALANCE, JANUARY 31,
1994, AS PREVIOUSLY
REPORTED                5,022,735  $     5,023                  $ 7,670,081  $(5,546,908)   (254,633)    $(2,698,377)  $  (570,181)

CORRECTION OF
PREVIOUSLY RECORDED
TREASURY STOCK
TRANSACTION PURSUANT
TO AN INDEMNIFICA-
TION AGREEMENT                                                   (1,627,344)                  37,967       1,627,344
                        ---------   ----------  ------   -----  -----------   ----------    --------     -----------    ----------

RESTATED BALANCE,
JANUARY 31, 1994        5,022,735        5,023                    6,042,737   (5,546,908)   (216,666)     (1,071,033)     (570,181)

ISSUANCE OF 810,000
SHARES OF COMMON
STOCK IN CONJUNCTION
WITH SETTLEMENTS OF
OBLIGATIONS               810,000          810                      952,690                                                953,500

EL GRECO DEBT TO
EQUITY CONVERSION         240,740          241                      324,759                                                325,000

ISSUANCE OF SHARES
OF COMMON STOCK IN
CONJUNCTION WITH
PRIVATE PLACEMENTS
IN MAY 1994, NET OF
$13,381 IN FEES           281,481          281                      317,838                                                318,119

ISSUANCE OF COMMON
AND PREFERRED STOCK
IN CONJUNCTION WITH
PRIVATE PLACEMENTS
IN OCTOBER 1994 NET
OF $232,287 IN FEES       956,525          957  10,286   $ 103    1,690,140                                              1,691,200

CAPITAL CONTRIBUTION                                                740,000                                                740,000

FIELDCREST ESCROW
SHARES - COMMON           100,000   $      100                      114,900                                                115,000

NET INCOME FOR THE
NINE MONTHS ENDED
OCTOBER 31, 1994                                                               1,804,143                                 1,804,143
                        ---------   ----------  ------   -----  -----------   ----------    --------     -----------    ----------

BALANCE, OCTOBER 31,
1994, AS RESTATED       7,411,481   $    7,412  10,286   $ 103  $10,183,064   $3,742,765    (216,666)    $(1,071,033)   $5,376,781
                        =========   ==========  ======   =====  ===========   ==========    ========     ===========    ==========


                         CANDIE'S, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                         NINE MONTHS          NINE MONTHS
                                            ENDED                ENDED
                                         OCTOBER 31,          OCTOBER 31,
                                            1994                 1993
                                         -----------          -----------


                                         Restated
                                         (Note 6)

CASH FLOWS FROM
 OPERATING ACTIVITIES:

Net Income (Loss)                       $  1,804,143         $(3,142,192)
Items In Net Income (Loss)
  Not Affecting Cash:
    Provision For Losses On
      Accounts Receivable                     20,500               5,000
    Depreciation and Amort.                  372,174             471,807
    Deferred Offering Costs                       --             972,892
    Provision For Pension Costs             (340,000)               (325)
      (Gain) Loss on Settlement
      of Obligations                        (728,249)             51,214
    Loss on Disposal of
      Fixed Assets                            60,755              26,133

  Extraordinary Gain on
    Extinguishment of Debt                (2,083,175)
  Increase (Decrease) In Cash
    Flows From Changes In
    Assets and Liabilities                  (380,739)         (3,908,873)
                                         ------------         -----------
Net Cash Used In
  Operating Activities                    (1,274,591)         (5,524,344)
                                         -----------         -----------


CASH FLOWS FROM
  INVESTING ACTIVITIES:
    Capital Expenditure                      (69,089)            (97,868)
    Payment in connection
      with CANDIE'S Trademark                     --            (195,000)
                                         -----------         -----------
Net Cash Used In
  Investing Activities                       (69,089)           (292,868)
                                         -----------         -----------

                         CANDIE'S, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (unaudited) (CONT'D.)


                                                   NINE MONTHS      NINE MONTHS
                                                      ENDED            ENDED
                                                   OCTOBER 31,      OCTOBER 31,
                                                      1994             1993
                                                   -----------      -----------

CASH FLOWS FROM
 FINANCING ACTIVITIES:
  Net payments under revolving credit
   agreement                                         (570,000)      (1,595,065)
  Proceeds from secondary public offering,
   net of related exp. of $1,577,298                       --        5,797,702
  Proceeds from private placements
   net of expenses                                  2,009,319        1,885,206
  Additional expenses related
   to secondary public offering                            --         (462,800)
                                                -------------     ------------
Net Cash Provided By
 Financing Activities                               1,439,319        5,625,043
                                                -------------     ------------
NET INCREASE(DECREASE)IN CASH AND
 CASH EQUIVALENTS                                      95,639         (192,169)
                                                -------------    --------------
CASH AND CASH EQUIVALENTS,
 beginning of period                                  114,153         286,577
                                                -------------    --------------
CASH AND CASH EQUIVALENTS,
 end of period                                  $     209,792    $     94,408
                                                 =============    =============

                         CANDIE'S, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                              (unaudited) (Cont'd.)

                                             NINE MONTHS       NINE MONTHS
                                                 ENDED            ENDED
                                               OCTOBER 31,     OCTOBER 31,
                                                 1994              1993
                                            --------------    --------------
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                $      813,525    $      324,064
                                            ==============    ==============
    Income Taxes                            $       49,310    $        3,856
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
                                            ==============      ==============

    Issuance of 777,777
     shares of common stock
     and  write-off of deferred
     professional  fees and
     accrued interest in connection
     with conversion of debenture                      --             2,490,261
                                            ==============      ==============

    Issuance of 57,609
     shares of common stock
     in connection with
     acquisition of under-
     writer's IPO Warrants                              --                  58
                                            ==============      ==============

    Issuance of 32,500 shares
     of common stock in lieu
     of compensation to two
     officers                                           --             130,000
                                            ==============      ==============

    Issuance of 65,000 shares
     of common stock in con-
     nection with settlement
     of accrued royalties
     owed to Chaus                                      --             306,000
                                            ==============      ==============

                         CANDIE'S, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                              (unaudited) (Cont'd.)

                                                NINE MONTHS       NINE MONTHS
                                                    ENDED           ENDED
                                                  OCTOBER, 31,    OCTOBER 31,
                                                    1994             1993
                                               --------------    -------------
    Issuance  of  50,000  shares
     of  common  stock  in  connection
     with settlement of legal fees
     relating to the offering                               --               50
                                               ===============   ==============

    Forgiveness of debt by
     the Company's Insti-
     tutional Lender                                        --        5,940,019
                                               ===============   ==============

    Acquisition of Treasury  stock
     through  capital  contribution  by the
     Company's former debenture holder
     of 127,777 shares of common stock                      --          415,033
                                               ===============   ==============

    Quasi-Reorganization
     resulting in changes
     to the following  asset and
     liability accounts:
       CANDIE'S trademark                                   --        2,249,013
       Non-competition
        agreements                                          --      (1,717,927)
       Investment in Sole
        Associates                                          --        (737,724)
       Other Assets                                         --        (184,433)
       Accrued Pension
        Liability                                           --          391,071
                                               ----------------   --------------

          Total                                             --                0
                                               ================   ==============

                                            NINE MONTHS      NINE MONTHS
                                              ENDED            ENDED
                                             OCTOBER 31,     OCTOBER 31,
                                               1994             1993
                                            -----------      -----------

   Issuance of 1,050,740 shares
   of common stock in connection
   with settlements of obligations
   to creditors:
        Issuance of common stock              1,278,500                --
        Increase in prepaid expenses            (66,350)               --
        Reduction of security deposit            74,531                --
        Reduction of accounts payable        (1,421,666)               --
        Reduction of accrued royalty           (382,031)               --
        Reduction of inventory                  139,460                --
        Reduction of note payable              (325,000)               --
        Reduction of accrued expenses          (280,693)               --
                                              -----------   -------------
          Total                                 (983,249)              --
                                              ===========   =============

              Capital contribution            $  740,000               --
                                              ===========   =============

              Issuance of 100,000
              shares in escrow in connection
              with indemnifiable loss of
              former landlord                  $  115,000              --
                                              ===========   =============

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

          (i)   Secondary Offering

The Company completed an offering of its common stock (the "Secondary Offering") on March 3, 1993. Upon the effectiveness of the Secondary Offering, the Company's stockholders approved a change in the company's name from Millfeld Trading Co., Inc., to Candie's, Inc., a 1 for 4.5 reverse stock split of its common stock for which retroactive effect has been given in the financial statements, and a quasi-reorganization.

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


NOTE 2 - Going Concern

The Company's consolidated financial statements have been presented on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The liquidity of the Company and its ability to obtain financing for its operations has been adversely affected by incurring significant losses.

Although on February 23, 1993 the Company successfully completed the Secondary Offering and Debt Restructuring which improved its financial condition, sales of the Company's products have been significantly below management's expectations. At October 31, 1994, the Company had a substantial working capital deficit. The unexpectedly high operating losses for the year ended January 31, 1994 and the operating loss for the nine months ended October 31, 1994 resulted in an accelerated use of funds provided by the public offering and adversely affected the Company's liquidity. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Subsequent to January 31, 1994, the Company raised additional net equity capital in the amount of approximately $2,009,000, settled various obligations through the issuance of its common stock which resulted in the reduction of liabilities in the amount of $5,148,105 for the nine months ended October 31, 1994, in addition to continuing a cost containment program and attempting to enhance its gross margins while achieving commensurate sales level increases.

However, the continuation of the Company is dependent upon the continued support of the Company's trade vendors, and institutional lenders, obtaining additional equity and ultimately achieving profitable operations. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities or any other adjustments that may be necessary should the Company be unable to continue as a going concern.

NOTE 3 - PROPERTY AND EQUIPMENT

Major classes of property and equipment consist of the following:

                                              October 31,      January 31,
                                                 1994              1994
                                              ----------       ----------
Furniture, fixtures and equipment              $ 752,111        $ 721,113
Transportation equipment                          44,443           20,750
Leasehold improvements                                --           53,905
                                              ----------       ----------
                                                 796,554          795,768
Less accumulated depreciation
 and amortization                                628,886          585,254
                                              ----------       ----------
Net property and equipment                     $ 167,668        $ 210,514
                                              ==========       ==========


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

Additionally, the Company is able to borrow $300,000 above its eligible accounts receivable and inventory formulas. This additional borrowing capacity is personally guaranteed by the Company's President. At October 31, 1994, the Company had $1,966,871 of outstanding letters of credit.

Due to factor at October 31, 1994 is comprised as follows:

     Accounts Receivable - assigned      $3,098,237
     Outstanding factor advances          3,464,857
                                         ----------
     Due to Factor                       $  366,620
                                         ==========


NOTE 5 - LONG-TERM DEBT EXTINGUISHMENT


On October 6, 1994, the Company consummated an agreement with its Institutional Lender to extinguish its outstanding indebtedness of approximately $3,378,000. As part of the extinguishment, the Company paid $555,000 of principal and approximately $140,000 of accrued interest. The Institutional Lender also received the proceeds (approximately $370,000) from the sale of 322,222 shares of the Company's previously issued common stock and certain real property, subject to an existing mortgage of approximately $260,000, from the Company's former President, both previously pledged as collateral. The Company has been informed by the Institutional Lender that the fair value of the real property is based on a contract of sale to a third party for $630,000. The total fair value of this collateral ($740,000) has been treated as a reduction of the extraordinary gain on the extinguishment and a corresponding capital contribution. The principal and interest payments were made from funds raised through private placements of the Company's stock completed in October 1994. The extinguishment resulted in an extraordinary gain of approximately $1,962,000, net of income taxes. See Notes 8 and 10(b).


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

NOTE 8 - LEASES

In connection with the sublease of its former headquarters, the Company entered into an agreement in April, 1994 with its former sublandlord to terminate the sublease agreement and to issue 200,000 shares of its common stock (the "Shares") to the sublandlord and to deposit into escrow, with an escrow agent, an additional 100,000 shares of common stock (the "Escrow Shares").

The termination agreement provided that the Company would vacate and surrender its former premises no later than June 30, 1994. The Company continued to occupy such premises until September 16, 1994 and during August 1994, the Company entered into a new lease agreement for the relocation of its corporate headquarters to Purchase, NY, with such lease commencing as of October 1, 1994. The Company believes that any rent due for the period from June 30, 1994 until September 16, 1994 will be covered by the Company's indemnification to its sublandlord as described below.

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


NOTE 9 - CERTAIN TRANSACTIONS AND GAINS AND LOSSES ON SETTLEMENTS WITH
CREDITORS

(a) Offering of Shares

In May 1994, the Company issued 281,481 shares of its common stock and received aggregate net proceeds of approximately $320,000.

In October 1994, the Company issued 956,525 shares of its common stock and 10,286 shares of its 8% Series A Convertible Preferred Stock for aggregate net proceeds of approximately $1,691,000. The Company used a portion of those funds to repay principal and accrued interest on its institutional indebtedness as discussed in Note 5.

(b) Conversion of Debt

In May 1994, the Company entered into an agreement with NRC pursuant to which the Company agreed to issue 240,740 shares of its common stock, at $1.35 per share, to NRC in full payment of the El Greco Note.

(c) Settlement with Overseas Agent

In May 1994, the Company agreed to issue 250,000 shares of common stock, at $1.00 per share, in satisfaction of an outstanding payable of $759,888. The Company realized a net gain of $509,888 from this transaction during the second quarter of the fiscal year ending January 31, 1995.

(d) Settlement with Major League Footwear

In May 1994, in connection with a settlement with Major League Footwear, Inc. ("MLF") a company under common management, the Company agreed to issue 110,000 shares of common stock to be registered, at $1.35 per share, and 150,000 shares of common stock, at $1.00 per share, in satisfaction of an outstanding liability to MLF in the amount of $398,500 at April 30, 1994. The Company realized a net gain of $100,000 from this settlement during the second quarter of the fiscal year ending January 31, 1995. This transaction relates to inventory received by the Company in the fiscal year ended January 31, 1994.

(e) Settlement of Litigation with Starter Corporation

In July 1994, in connection with a settlement with Starter Corporation ("Starter") regarding $532,031 in royalties due Starter under a former license agreement, the Company agreed to issue 100,000 shares of common stock to be registered, at $1.35 per share, and pay $150,000 over a fifteen month period beginning in July 1994. The Company realized a net gain of $247,031 from this settlement during the second quarter (see Note 10a).

(f) Settlement of Litigation with American Sporting Goods

In July 1994, in connection with a settlement with American Sporting Goods ("ASG"), the Company's subsidiary, Bright Star Footwear, has agreed to pay ASG $100,000 over a ten month period commencing in July 1994. Such amount has been recorded as a net loss during the second quarter (see Note 10e).

NOTE 10 - COMMITMENTS AND CONTINGENCIES

(a) On August 31, 1989, the Company entered into a three-year distribution agreement with Starter, under which the Company was granted the right to distribute footwear bearing the colors and logos of certain collegiate and professional sports teams in accordance with licenses held by Starter. In December 1991, the Company discontinued all sales of such footwear products. Royalties to Starter were $-0-, $110,000, and $1,351,000 on sales of $-0-, $1,017,000, and $12,700,000 for the years ended January 31, 1994, 1993 and 1992, respectively. In March 1992, the Company was advised by Starter that it had terminated its license agreement with the Company on March 15, 1992 and in May 1992, Starter instituted a legal action against the Company for $515,000 of unpaid royalties. This action was settled in July 1994, whereby the company has agreed to issue Starter 100,000 shares of the Company's common stock and pay Starter $150,000 over a fifteen month period commencing in July 1994. Settlement of this action resulted in a net gain of $247,031 during the nine months ended October 31, 1994 (see Note 9e).

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

(e) In March 1994, an action was instituted by ASG in the United States District Court for the Southern District of California against Bright Star concerning Bright Star's activities as a buying agent in connection with suppliers outside the United States who were allegedly marking up the factory price of goods ordered by Bright Star for the benefit of ASG. ASG was seeking to recover compensatory damages of approximately $531,000 and an unspecified amount of punitive damages. In July 1994, Bright Star and ASG settled this action whereby Bright Star has agreed to pay ASG $100,000 over a ten month period commencing in July 1994. This amount has been recorded as a net loss during the three months ended July 31, 1994 (see Note 9f).

In the event that the Company is not successful in defense of the actions set forth above in (b), (c), and (d) or any settlement reached requires a substantial monetary judgment in excess of $555,000 provided for in the accompanying financial statements, the Company's financial condition could be adversely affected thereby.

(f) As of October 31, 1994, the Company is obligated under an employment agreement with an executive and a termination agreement with a former executive to provide aggregate minimum compensation of $50,000 remaining during the fiscal year ended January 31, 1995, $200,000 during the fiscal year ended January 31, 1996 and $16,667 during the fiscal year ended January 31, 1997.


NOTE 11 - PENSION PLAN

The Company has decided to terminate its defined benefit pension plan as of February 10, 1995. Calculations by its actuary have determined that the Company's liability, based upon current funding status and interest rates, will be approximately $52,000. As a result, the Company reduced its accrued liability and pension expense accounts by $340,000 as of October 31, 1994.


NOTE 12 - SUBSEQUENT EVENTS

The Company held a Special Meeting of Stockholders on November 29, 1994. At this meeting, the stockholders approved the proposal to amend the Company's Certificate of Incorporation to increase the authorized common stock from 10,000,000 to 30,000,000 shares.

Concurrently with the amendment, the holders of the Company's outstanding 8% Series A Convertible Preferred Stock (10,286 shares) converted such shares into 894,431 shares of common stock.

During November 1994, NRC purchased shares of the Company's common stock for $100,000. The proceeds of this sale will be used for working capital purposes.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Results of Operations

Three Months Ended October 31, 1994

Landed sales increased by $1,508,156 (45%) for the three months ended October 31, 1994 over the three month period ended October 31, 1993 primarily because of increased market acceptance of CANDIE'S branded footwear products. Total gross profit on landed sales decreased by $28,265 (27%) for the three months ended October 31, 1994 over the three month period ended October 31, 1993 as a result of increased returns and allowances of CANDIE'S branded footwear products. The gross profit percentage on landed sales decreased from 16.0% for the three months ended October 31, 1993 to 10.4% for the quarter ended October 31, 1994 primarily due to closeout sales of inventory during the three month period ended October 31, 1994 and additional markdowns on inventory.

Commission and licensing income for the three months ended October 31, 1994 decreased to $1,126,476 from $1,705,183 a decrease of $578,707 (34%) over the same period last year, primarily because of decreased orders on a commission basis of Bright Star footwear in the period. Commission income results from arranging for the production and quality control of products.

Selling expenses increased by $149,556 (15%) for the three months ended October 31, 1994 as compared to the three months ended October 31, 1993, primarily due to an increase in sales commissions and shipping expenses which directly relate to the increase in landed sales.

General and Administrative expenses increased by $115,290 (17%) for the three months ended October 31, 1994 as compared to the same period last year, primarily due to increases in bad debts and financing fees. Both factors are directly related to the Company's increase in landed sales for the three month period.

The Company reduced pension expense for the quarter ended October 31, 1994 by $340,000, in accordance with the determination to discontinue the defined benefit pension plan.

Interest expense increased by $97,053 (74%) for the three months ended October 31, 1994 as compared to the same period last year. The increase was primarily due to increased advances that the Company received under its Factor Agreement and increases in the prime lending rate.

During the three months ended October 31, 1994, the Company recorded a net extraordinary gain of approximately $1,962,175 on forgiveness of indebtedness by one of the Company's former institutional lenders.


As a result of the  foregoing,  the  Company's  net income for the three  months
ended  October  31,  1994   increased  to  $1,467,820   from  $411,097  for  the
corresponding period ended October 31, 1993.

Nine Months Ended October 31, 1994

Landed sales increased by $5,896,178 (72%) for the nine months ended October 31, 1994 over the nine month period ended October 31, 1993, primarily because of increased market acceptance of CANDIE'S branded footwear products. Total gross profit on landed sales increased by $926,015 (22%) for the nine months ended October 31, 1994 over the nine month period ended October 31, 1993 as a result of increased sales of CANDIE'S branded footwear products. The gross profit percentage on landed sales decreased from 16.0% for the nine months ended October 31, 1993 to 11.9% for the nine months ended October 31, 1994 primarily due to closeout sales of inventory during the nine month period ended October 31, 1994 and additional markdowns on inventory.

Commission and licensing income for the nine months ended October 31, 1994 increased to $3,413,182 from $2,872,095 an increase of $541,087 (19%) over the same period last year, primarily because of increased orders on a commission basis of Candie's and Bright Star footwear and the licensing agreements under the Candie's label. Commission income results from arranging for the production and quality control of products.

Selling expenses decreased by $643,882 (16%) for the nine months ended October 31, 1994 as compared to the nine months ended October 31, 1993 primarily as a result of the elimination of the in-house marketing department, however, this decrease was offset by increases in salaries of sales personnel.

General and Administrative expenses decreased by $692,583 (23%) for the nine months ended October 31, 1994 as compared to the same period last year, primarily due to staff reductions, decreases in professional fees and the relocation of the corporate offices from New York City to Purchase,NY. The Company also experienced a reduction of $340,000 in pension expense as a result of the Company's decision to terminate its defined benefit plan effective as of February 1, 1995.

Interest expense increased by $205,132 (62%) for the nine months ended October 31, 1994 as compared to the same period last year. The increase was primarily due to increased advances that the Company received under its Factor Agreement and increases in the prime lending rate.

During the nine months ended October 31, 1994, the Company recorded net gains of $728,249 on settlements of certain existing obligations and litigation matters and an extraordinary gain of approximately $1,962,175 on forgiveness of indebtedness.


As a result of the foregoing, the Company's net income for the nine months ended October 31, 1994 increased to $1,804,143 from a net loss of $3,142,192 for the corresponding period ended October 31, 1993.


Liquidity and Capital Resources

In their report on the Company's annual financial statements at January 31, 1994, the Company's independent certified public accountants have included an explanatory paragraph in their report on the Company's financial statements stating certain factors which raise a substantial doubt about the Company's ability to continue as a going concern.

At October 31, 1994, the Company had a working capital deficiency of $871,994 as compared to a working capital deficiency of $3,180,800 at January 31, 1994. This decrease in the working capital deficiency is primarily attributable to net income for the nine months ended October 31, 1994 and the various settlements of obligations of the Company through the issuance of common stock. The ratio of current assets to current liabilities was .86 to 1.0 at October 31, 1994 compared to .58 to 1.0 at January 31, 1994.

The Company's cash flow from operating activities increased for the nine month period ended October 31, 1994 compared to the same period of the prior year. Net cash used in operating activities totaled $1,274,591 for the nine months ended October 31, 1994 compared to net cash used in operating activities of $5,524,344 for the nine months ended October 31, 1993. The decrease in net cash used resulted primarily from net income for the nine months ended October 31, 1994 as compared to a net loss and the reduction in the prior year of old, outstanding liabilities that were settled with the proceeds of the secondary offering, including $1,000,000 owed to the U.S.
Customs Service.

Cash provided by financing activities decreased by $4,185,724 to $1,439,319 for the nine months ended October 31, 1994 compared to the same period last year. This reduction was primarily caused by the fact that the Company completed a secondary offering in the amount of $5,334,902 in the nine month period ended October 31, 1993.

Upon completion of the Company's restructuring and equity financing plan in March 1993 (see Note 1 of the Notes to Condensed Consolidated Financial Statements), management believed that it would provide the Company with adequate resources to implement their new business strategies; however, the Company has experienced significant operating losses since the restructuring in March 1993 which were greater than expected due to a weak retail market, and the resulting delays in the Company's ability to purchase goods. As a result of the foregoing, the Company has undertaken a program set forth below which is designed to increase revenue and cash flow while reducing expenses. The Company believes that if its program is successful, of which there can be no assurance, it will have adequate capital to support the Company's operations for the next twelve months.

The Company's program involves (a) cost containment through (i) termination of the sublease for its current facility and relocation to a site in Westchester County, New York (which the Company believes will reduce its facility costs),
(ii) termination of personnel not deemed necessary to its continuing operations,
(iii) elimination or reduction of certain operating expenses, and (iv) conversion of certain existing claims to equity through issuance of common stock in settlement of such claims; (b) increasing revenues by (i) increasing sales of footwear by the Company's subsidiary, Bright Star Footwear, Inc., under the Company's newly licensed trademarks, BIG SMITH and ASPEN and (ii) increasing royalty income from the licensing by the Company of the CANDIE'S trademark and aggressive marketing of CANDIE'S footwear; (c) seeking to obtain additional debt and equity financing by

(i) borrowing additional funds on a long-term basis and (ii) sales of equities securities; and (d) maintaining or enhancing the existing debt structure with its institutional lender by obtaining, when necessary, waivers or restructuring of applicable financial covenants and principal payments and maintaining or enhancing its existing line of credit from a factor by providing, if necessary, additional collateral. While the Company believes that its program of cost containment will result in an aggregate decrease in operating expenses in excess of $1 million, on an annualized basis (of which only a portion would be realized in the 1995 fiscal year), there can be no assurance that the Company will be able to achieve a significant reduction in operating costs, or significantly increase its revenues, or obtain additional financing on acceptable terms. Finally, there can be no assurance that implementation of such program will generate sufficient working capital to meet its operating expenses for the 1995 fiscal year.

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

In October 1994, the Company received net proceeds of approximately $1,691,000 from sales of its common and preferred stock which it has used to pay outstanding indebtedness due to its institutional lender and for working capital and general corporate purposes.

As part of its strategy of reducing costs, the Company recently terminated its in-house marketing staff. The Company will use outside marketing consultants on an "as needed" basis to support its marketing activities.

In an effort to enhance market penetration, the Company has instituted a pricing plan to further encourage retailers to carry the CANDIE'S line of footwear. Management believes the program will allow its retail customers to offer a nationally known branded product at competitive prices while maintaining significant retail markups.

The Company has successfully completed a reduction of liabilities of $2,269,930 through the issuance of the Company's common stock. The Company has entered into a new lease agreement for the relocation of its corporate headquarters to Purchase, NY, which will result in an annual cost savings of approximately $300,000.


In October 1994, the Company consummated an agreement with one of its former institutional lenders, Shanghai Commercial Bank ("Shanghai"), to extinguish all of its then outstanding indebtedness to Shanghai, a total of $3,378,175 plus accrued interest of $139,606, through a combination of cash and certain assets pledged as collateral to Shanghai as part of a personal guaranty by the former president and chief executive officer of the Company. The Company realized a gain of approximately $1,962,175 on the extinguishment of its debt with Shanghai. In return, the Company paid Shanghai $555,000 in principal plus $139,606 of accrued interest, the proceeds of which were derived from the equity offering described above. Shanghai also received 322,222 shares of Candie's common stock and certain real property owned by the former president and chief executive officer of the Company with a fair market value of $740,000.

                                 CANDIE'S, INC.

                           PART II - Other Information



Item 1.     Legal Proceedings

                    None.


Items 2-5.
                    None.


Item 6.

          a)Exhibits

               27. Financial Data Schedule

          b)Reports on Form 8-K

     The Company filed a report for the event dated October 6, 1994 under Item 5 of Form 8-K to report private placements and debt extinguishment.

                                 CANDIE'S, INC.
                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     CANDIE'S, INC.
                                                     --------------
                                                     (Registrant)


DATED:  April 26, 1996                               By:/s/Neil Cole
                                                     ---------------
                                                     President and
                                                     Chief Executive Officer
                                                     (Principal Executive and
                                                     Accounting Officer)