Form 10KSB/A
period 1995-01-31
CANDIES INC
filed 1996-04-26
CIK 857737

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A


                         AMENDMENT NO. 2 to FORM 10-KSB


(Mark One)

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of
    1934

              For the fiscal year ended January 31, 1995

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from            to

Commission File Number 0-10593

                                 CANDIE'S, INC.
                 (Name of small business issuer in its charter)

           Delaware                                              11-2481903
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

2975 Westchester Avenue, Purchase, New York                      10577
(Address of principal executive offices)                       (Zip Code)

Issuer's telephone number, including area code:  (914) 694-8600

Securities registered under Section 12(b) of the Exchange Act:

                                                     Name of each exchange
Title of each class                                  on which registered
- -------------------                                  -------------------
     None                                            Not Applicable

Securities registered under Section 12(g) of the Exchange Act:

        Common Stock, $.001 par value and Common Stock Purchase Warrants
                                (Title of Class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The  issuer's  revenues  for the fiscal year ended  January  31,1995  were:
$24,192,133.

     The aggregate market value of the voting stock held by non-affiliates of the registrant (based upon the closing sale price) on May 9, 1995 was approximately $8,844,000.

     As of May 9, 1995, 8,233,386 shares of Common Stock, par value $.001 per share were outstanding.

           Transitional Small Business Disclosure Format (check one):

                                  Yes      No  X

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

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


     A portion of the Company's women's and children's footwear products, and a substantial portion of Bright Star's sales, are sold on a "first cost" basis, in which case the customer finances the manufacturing costs and a commission is charged for services. A large portion of the Company's sales of women's and children's footwear products, are made on a "landed" basis, which means that the Company is responsible for all expenses of manufacture and earns a mark-up on the sale. In the case of landed sales, the Company bears the risk of loss, damage or destruction until the footwear products are delivered to the customer. Where the sale is made on a first cost basis, the manufacturer and customer bear such risks during the manufacturing and shipping process, respectively. For the fiscal year ended January 31, 1995 "landed" and "first cost" sales represented approximately 82% and 16%, respectively of the Company's total revenues. Commission income on first cost sales generally represents between 6%-12% of the cost of the products sold. Gross margins on "landed sales" generally ranges from 25%-35% before giving effect to product returns, allowances and markdowns, which differ from period to period. Product returns, allowances and markdowns have the effect of reducing margins on "landed sales," which reductions could be material depending upon the amount of the product returns, allowances and markdowns.


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

Investment in Joint Venture


     In September 1991, the Company entered into an agreement (the "Agreement") with Carousel Group, Inc. ("Carousel") to form a joint venture (the "Joint Venture") to exploit certain technology relating to the production of footwear soles, as well as other opportunities that may arise utilizing polyurethane technology. Carousel's rights under the Agreement were subsequently assigned to Urethane Technologies, Inc. The Company invested $1,000,000 as its capital contribution for a 50% interest in the Joint Venture to fund equipment acquisition and working capital requirements, while Carousel contributed its technical knowledge and capabilities relating to polyurethane product manufacturing processes. Under the terms of the Agreement, the Company will be entitled to 50% of the net income of the Joint Venture.

     Under the terms of the Agreement, the Company may be required, under certain conditions, to make additional capital contributions not exceeding $100,000 in any 30 day period. If a joint venturer fails to make such required contributions within thirty days, it may be contributed by the other joint venturer whose share of income and distributions will be adjusted based on their share of capital. The Joint Venture shall terminate December 31, 2025, unless sooner terminated by the occurrence of events as defined in the Agreement. Either party to the Agreement may abandon its interest in the Joint Venture by prior written notice to the other party.


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


     The Company has recently settled an administrative proceeding brought against it by the Commission with respect to alleged violations of Section 5 of the Securities Act of 1933 in connection with the Company's 1993 Regulation S offering (the "Offering") of shares of Common Stock in the aggregate amount of $2,000,000. In the proceeding, the Commission found that the sales of Common Stock in the Offering did not qualify for an exemption from the registration requirements of Section 5 of the Securities Act of 1933. In accepting the settlement with the Commission, the Company neither admitted nor denied the Commission's allegations and findings, and it consented to the entry of an order in which it agreed to permanently cease and desist from committing or causing any violation, and any future violation, of Section 5 of the Securities Act of 1933.

                                     PART II

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

Liquidity and Capital Resources


     After the Restructuring Plan was effectuated, management believed that it had provided the Company with adequate resources to implement its new business strategies. However, the Company continued to experience recurring operating losses. Such losses were greater than expected due to a weak retail market in Fiscal 1994 and the delay, until March 1993, in securing the factoring agreement with Congress, which affected the Company's ability to purchase goods. The unanticipated high operating losses resulted in an accelerated use of funds provided by the Company's 1993 public offering and adversely affected the Company's liquidity. At January 31, 1995, the Company had a working capital deficit of approximately $1,541,894 compared to a working capital deficit of $3,180,800 at January 31, 1994 and the Company had indebtedness to Congress of $1,162,035. In addition to its continuing obligations under various settlement agreements with certain vendors entered into in Fiscal 1995, the Company will also be required to pay approximately $471,000 in settlement of certain federal and state tax liabilities for prior periods, of which approximately $389,000 will be paid in Fiscal 1996. The Company's allowance for doubtful accounts declined from $773,000 at January 31, 1994 to $45,000 at January 31, 1995. Receivables are typically factored and therefore, the risk of non-collection passes from the Company to the factor. During the fiscal year ended January 31, 1995, the Company wrote off $300,000 of pre-factored accounts receivable as well as $600,000 of customer deductions, substantially incurred in prior years that were deemed uncollectible by the Company. The substantial writedown in receivables at January 31, 1994 related to old receivables incurred by prior management that were not factored and other customer deductions, both of which were written off at January 31, 1995 when a determination was made that they were not collectible.


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

Seasonality


 The Company has, as expected, incurred losses in the fourth quarter of its last three fiscal years. In part, such losses are attributable to the Company's business cycle. The strongest quarters are typically the second and third fiscal quarters. As such, the first and fourth quarters are more vulnerable to varying operational results. This has been exacerbated by certain business and operational issues created and entered into by prior management (i.e., tax and duty assessments, litigations, financing and cash flow issues) that the Company's current management has taken steps to resolve by, among other things, settling litigation and providing for payment of tax and custom duty liabilities.


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

Results of Operations

              The following table reflects the results of operations for the periods indicated.

                                                        Year Ended January 31
                                                        ---------------------
                                                        1995             1994
                                                        ----             ----

                                                              (In Thousands)

Landed sales ....................................       $19,953       $ 9,799
Cost of landed sales.............................        17,827          9,389
                                                       --------       --------
  Gross profit on landed sales...................         2,126            410

Commission income................................         3,957          3,246
License income...................................           282            119
                                                         ------         ------
  Gross profit...................................         6,365          3,775
                                                          -----         ------

Selling expense..................................         4,575          4,936
General and administrative
  expense........................................         3,520          3,848
Income on defined benefit plan
  curtailment....................................          (340)           --
                                                       ---------         -----

Operating loss...................................       (1,390)        (5,008)

Loss on settlement of
  obligations....................................          (77)             --
Insurance claim proceeds.........................           275             --
Provision for litigation settlements
  and writedown of investment....................       ( --  )            817
Interest expense, net............................         (647)          (473)
  Loss on abandonment of
  fixed assets...................................          (61)           (28)
                                                       --------       --------
  Loss before income taxes
  and extraordinary item.........................     (1,901)           (6,327)
Provision (recovery) of
  income taxes...................................            34            (6)
                                                       --------       --------

Net income (loss)
  before extraordinary item......................       (1,935)        (6,321)
Extraordinary item...............................        1,962              --
                                                         -----        --------
Net income (loss) ...............................       $   27        $(6,321)
                                                        ======        ========


Fiscal 1995 Compared with Fiscal 1994

     Landed  sales  increased  by  $10,154,450  (103.6%)  primarily  due  to the
Company's sales and marketing efforts, including the Company's decision to emphasize sales of casual, outdoor and fashion footwear. These efforts resulted in both an increase in the amount of footwear sold as well as higher profit margins. Commission income increased by $711,002 (21.9%) primarily due to the Company's decision to emphasize sale of footwear on a first cost rather than a landed sales basis which, in addition to increasing commission income, reduces the Company's need to finance inventory. License income increased by $162,982 (137%) due to increased sales of ladies intimate apparel pursuant to the licensing arrangement with Wundies and increases in sales of Candie's children's footwear by Kid. Selling expenses decreased by $360,891, a 7.3% decrease, primarily as a result of management's efforts to control costs by reducing advertising, travel and entertainment expenses and a reduction in sales commissions. General and administrative expenses decreased by $327,519 (8.5%), as a result of management's efforts to reduce overhead costs through, among others, a significant reduction in rental expense and insurance costs. Professional fees also declined as a result of the settlement of certain litigation. Total operating expenses decreased by 11.7% or $1,028,410. The operating loss decreased by $3,618,434, a 72.2% improvement. Interest expense increased by $174,869 (37%) primarily as a result of increased borrowings under the Company's arrangements with Congress and an increased interest rate paid on outstanding indebtedness, including the indebtedness with the Institutional Lender that was extinguished in October 1994. During Fiscal 1995, the Company recognized extraordinary income of $1,962,175, representing a gain on the extinguishment of debt due to the Institutional Lender. There was no comparable item in Fiscal 1994. As a result of the foregoing, the Company achieved a net income of $27,259 for Fiscal 1995 compared to a loss of $6,321,092 in Fiscal 1994.


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

Item 4.  Financial Statements

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

January 31, 1995 and 1994................................................  S-6

Consolidated Statements of Stockholders' Equity (Deficiency)

for the Years ended January 31, 1995 and 1994............................. S-7

Consolidated Statements of Cash Flows for the Years ended

January 31, 1995 and 1994................................................  S-9


Notes to Consolidated Financial Statements............................... S-13

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


As more fully discussed in Note 2, the accompanying consolidated financial statements for 1995 and 1994 have been restated to correct the accounting for a certain indemnification made by a former officer in connection with the extinguishment of debt.


                                                        ERNST & YOUNG LLP


New York,  New York
April 26,  1995,
except for Note 2(b),
as to which the date is March 14, 1996

                         Candie's, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                                                                January 31
                                                            1995          1994
                                                       -------------------------
Assets (Notes 6 and 7)
Current assets:

    Cash and cash equivalents .......................  $      --     $   114,153
    Restricted cash (Note 10) .......................      100,000          --
    Accounts receivable, net of allowances of $45,000
      and $773,000 at January 31, 1995 and 1994 .....      583,911       226,593
    Inventories .....................................    3,269,158     3,572,733
    Prepaid expenses ................................      151,195       273,832
    Refundable taxes ................................         --         219,876
                                                       -------------------------
Total current assets ................................    4,104,264     4,407,187
                                                       -------------------------

Property and equipment, less accumulated
    depreciation and amortization (Note 4) ..........      142,960       210,514
                                                       -------------------------

Other assets:

    Noncompetition agreements (Note 3) ..............      414,234       516,952
    Trademark .......................................    5,114,282     5,397,098
    Other ...........................................      514,274       512,929
                                                       -------------------------
Total other assets ..................................    6,042,790     6,426,979


Total assets                                           -------------------------
                                                       $10,290,014   $11,044,680
                                                       =========================



See accompanying notes to consolidated financial statements.

                         Candie's, Inc. and Subsidiaries

                                                                                   January 31
                                                                             1995              1994
                                                                         ----------------------------
                                                                          (Restated - Notes 2 and 7)

Liabilities and stockholders' equity (deficiency) Current liabilities:
  Accounts payable ...................................................   $  1,820,598    $  1,795,246
  Payable for inventory in transit ...................................      1,105,845         395,918
  Due to factor (Note 6) .............................................      1,162,035       1,782,413
  Due to Major League Footwear (Note 9) ..............................           --           613,771
  Accrued litigation expense (Note 9) ................................        100,000         555,000
  Accrued expenses, allowances and taxes .............................      1,394,253       1,678,854
  Accrued royalty (Note 9) ...........................................           --           532,031
  Accrued U.S. Customs duty (Note 10) ................................         63,427          51,004
  Current maturities of long-term debt (Notes 1 and 7) ...............           --           183,750
                                                                         ----------------------------
Total current liabilities ............................................      5,646,158       7,587,987
Long-term debt (Notes 1 and 7) .......................................           --         3,209,425
Due to El Greco, Inc. (Note 1) .......................................           --           325,000
Other noncurrent liabilities (Note 9) ................................        206,213            --
Accrued U.S. Customs duty (Note 10) ..................................         45,746         100,449
Accrued pension liability (Note 14) ..................................           --           392,000
                                                                         ----------------------------
Total liabilities ....................................................      5,898,117      11,614,861

Commitments, contingencies and other matters (Notes 2, 5, 6, 7, 8, 9, 10, and 13)

Stockholders' equity (deficiency) (Note 8):
  Preferred stock, $.01 par value--shares authorized
     5,000,000; none issued or outstanding
  Common stock, $.001 par value--shares authorized:
     30,000,000 and 10,000,000 at January 31, 1995 and
     1994, respectively; shares issued: 8,709,465 and
     5,022,735 at January 31, 1995 and 1994, respectively ............          8,709           5,023
  Additional paid-in capital .........................................      9,902,837       6,042,737
  Deficit, since February 28, 1993, (deficit eliminated
     $ 27,696,007)                                                         (5,519,649)     (5,546,908)
  Treasury stock, at cost, 216,666 shares at January 31, 1994 ........           --        (1,071,033)
                                                                         ----------------------------
Total stockholders' equity (deficiency) ..............................      4,391,897        (570,181)
                                                                         ----------------------------
Total liabilities and stockholders' equity ...........................   $ 10,290,014    $ 11,044,680
                                                                         ============================

                         Candie's, Inc. and Subsidiaries

                      Consolidated Statements of Operations


                                                               Year ended January 31
                                                               1995            1994
                                                          ----------------------------
                                                               (Restated - Note 7)

Landed sales ..........................................   $ 19,953,482    $  9,799,032
Cost of landed sales ..................................     17,827,038       9,388,628
                                                          ----------------------------
Gross profit on landed sales ..........................      2,126,444         410,404

Other income:
 Commission income ....................................      3,956,722       3,245,720
 License income .......................................        281,929         118,947
                                                          ----------------------------
Gross profit ..........................................      6,365,095       3,775,071
                                                          ----------------------------

Operating expenses:
 Selling expenses .....................................      4,574,655       4,935,546
 General and administrative expenses ..................      3,520,964       3,848,483
 Income on defined benefit plan curtailment (Note 14) .       (340,000)           --
                                                          ----------------------------
Total operating expenses ..............................      7,755,619       8,784,029

Operating loss ........................................     (1,390,524)     (5,008,958)

Other income (deductions):
    (Loss) on settlements of litigation and other
       obligations (Note 9) ...........................        (77,697)           --
    Insurance claim proceeds (Note 9) .................        275,000            --
    Provision for litigation and other settlements
       and writedown of investment in Joint Venture
       (Notes 5 and 9) ................................           --          (817,276)
    Interest expense, net .............................       (647,440)       (472,570)
    Loss on abandonment of fixed assets ...............        (60,755)        (28,282)
                                                          ----------------------------
Loss before income taxes and extraordinary item .......     (1,901,416)     (6,327,086)
Provision (recovery) of income taxes ..................         33,500          (5,994)
                                                          ----------------------------
Net (loss) before extraordinary item ..................     (1,934,916)     (6,321,092)
Extraordinary item--gain on extinguishment of debt,
    net of income taxes of $121,000 (Note 7) ..........      1,962,175            --
                                                          ----------------------------
Net income (loss) .....................................   $     27,259    $ (6,321,092)
                                                          ============================

Earnings (loss) per share:

    Net loss before extraordinary item ................   $       (.30)   $      (1.32)
    Extraordinary item--gain on extinguishment of debt,
    net of income taxes of $.02 .......................            .30            --
                                                          ----------------------------
Net income (loss) .....................................   $        .00    $      (1.32)
                                                          ============================

Weighted average number of common shares outstanding ..      6,398,488       4,789,667
                                                          ============================

See accompanying notes to consolidated financial statements.

                         Candie's, Inc. and Subsidiaries

          Consolidated Statements of Stockholders' Equity (Deficiency)
                            (Restated Notes 2 and 7)

                                                                           Common Stock              Preferred Stock      Additional
                                                                       ---------------------        ----------------       Paid-In
                                                                       Shares         Amount        Shares     Amount      Capital
                                                                      --------------------------------------------------------------
Balance at January 31, 1993, as previously reported                      912,577         $912             --      --    $17,737,564

Correction of previously recorded treasury stock transaction
   pursuant to an indemnification agreement -- Note 2                 (1,627,344)      37,967      1,627,344
                                                                      ----------     --------      ---------   -----    -----------
Balance January 31, 1993, as restated                                    912,577          912             --      --     16,110,220

   Issuance of common  stock at $5.00 per share  pursuant to a secondary  public offering on March 3, 1993, net of related
     expenses of $1,577,298                                            1,475,000        1,475             --      --      5,796,227

   Issuance of common stock in connection with the acquisition of

     Candie's trademark                                                  900,000          900             --      --      1,079,100

   Issuance of common stock and write-off of deferred
     professional fees and accrued interest in connection with
     conversion of debenture                                             777,777          778             --      --      2,489,483

   Acquisition of treasury stock through capital contribution by the
   former debenture holder                                                    --           --             --      --        415,033

   Forgiveness of debt by the Company's institutional lender                  --           --             --      --      5,940,019

   Issuance of common stock in connection with acquisition of
     underwriter's IPO warrants                                           57,609           58             --      --            (58)

   Issuance of common stock in lieu of compensation to two
     executives                                                           32,500           33             --      --        129,967

   Issuance of common stock in connection with settlements of accrued  royalties owed to Chaus and legal fees related to the
     offering on March 3, 1993                                           115,000          115             --      --        305,885

   Net loss for the month ended February 28, 1993                             --           --             --      --             --

   Reclass stockholders' deficiency pursuant to quasi-                        --           --             --      --    (27,696,007)
     reorganization
                                                                      ----------     --------      ---------   -----    -----------
Balance at February 28, 1993, as restated                              4,270,463        4,271             --      --      4,569,869

   Additional secondary offering costs and settlements of prior
     year liabilities                                                         --           --             --      --       (411,586)

   Issuance of common stock at $2.75 per share  pursuant to a private  placement on May 18, 1993, net of related expenses of
     $114,794; and 25,000 shares of common stock in connection
     with private placement finder's fee                                 752,272          752             --      --      1,884,454

   Net loss for eleven months ended January 31, 1994                          --           --             --      --             --
                                                                      ----------     --------      ---------   -----    -----------
Balance at January 31, 1994, as restated                               5,022,735        5,023             --      --      6,042,737



                                                                                                Treasury Stock
                                                                         Retained          ------------------------
                                                                         Deficit            Shares         Amount            Total
                                                                       -------------------------------------------------------------
Balance at January 31, 1993, as previously reported                    $(26,921,823)       (126,856)    $(2,283,344)   $(11,466,691)
                                                                       ------------        --------     -----------    ------------
Correction of previously recorded treasury stock transaction
   pursuant to an indemnification agreement -- Note 2                                        37,967       1,627,344


Balance January 31, 1993, as restated                                   (26,921,823)        (88,889)       (656,000)    (11,466,691)

   Issuance of common  stock at $5.00 per share  pursuant to a secondary  public offering on March 3, 1993, net of related
     expenses of $1,577,298                                                      --              --              --       5,797,702

   Issuance of common stock in connection with the acquisition of

     Candie's trademark                                                          --              --              --       1,080,000

   Issuance of common stock and write-off of deferred
     professional fees and accrued interest in connection with
     conversion of debenture                                                     --              --              --       2,490,261

   Acquisition of treasury stock through capital contribution by the
   former debenture holder                                                       --        (127,777)       (415,033)             --

   Forgiveness of debt by the Company's institutional lender                     --              --              --       5,940,019

   Issuance of common stock in connection with acquisition of
     underwriter's IPO warrants                                                  --              --              --              --

   Issuance of common stock in lieu of compensation to two
     executives                                                                  --              --              --         130,000

   Issuance of common stock in connection with settlements of accrued  royalties owed to Chaus and legal fees related to the
     offering on March 3, 1993                                                   --              --              --         306,000

   Net loss for the month ended February 28, 1993                          (774,184)             --              --        (774,184)

   Reclass stockholders' deficiency pursuant to quasi-                   27,696,007              --              --              --
     reorganization
                                                                       ------------        --------     -----------    ------------
Balance at February 28, 1993, as restated                                        --        (216,666)     (1,071,033)      3,503,107

   Additional secondary offering costs and settlements of prior
     year liabilities                                                            --              --              --        (411,586)

   Issuance of common stock at $2.75 per share  pursuant to a private  placement on May 18, 1993, net of related expenses of
     $114,794; and 25,000 shares of common stock in connection
     with private placement finder's fee                                         --              --              --       1,885,206

   Net loss for eleven months ended January 31, 1994                     (5,546,908)             --              --      (5,546,908)
                                                                       ------------        --------     -----------    ------------
Balance at January 31, 1994, as restated                                 (5,546,908)       (216,666)     (1,071,033)       (570,181)

                         Candie's, Inc. and Subsidiaries

                            (Restated Notes 2 and 7)

                                                                        Common Stock          Preferred Stock       Additional
                                                                   ---------------------------------------------     Paid-In
                                                                     Shares       Amount     Shares      Amount      Capital
                                                                   ------------------------------------------------------------
Balance at January 31, 1994 (carryforward)                           5,022,735    $5,023         --   $      --    $6,042,737

   Issuance of common stock  (including  100,000 shares issued and in escrow) in conjunction with settlements of litigation and
   other obligations                                                   910,000       910         --          --     1,067,590

   Issuance of common stock in full satisfaction of the
     El Greco Note                                                     240,740       241         --          --       324,759

   Issuance of common stock pursuant to private placements
     in May 1994, net of related expenses of $66,881                   281,481       281         --          --       317,838

   Issuance of common stock and 8% Series A Convertible
     Preferred Stock pursuant to private placements in
     October 1994, net of related expenses of $398,400;
     and 55,000 shares of common stock in lieu of payment
     of professional fees                                            1,011,525     1,012     10,286         103     1,729,085

   Capital Contribution (Note 7)                                            --        --         --          --       740,000

   Conversion of 8% Series A Convertible Preferred Stock into
     common stock                                                      894,432       894    (10,286)       (103)         (791)

   Issuance of common stock to NRC                                      86,957        87         --          --        99,913

   Retirement of treasury shares                                      (216,666)     (217)        --          --    (1,070,816)


   Shares reserved in connection with settlement
     of litigation                                                     478,261       478                              549,522

   Tax effect of utilization of pre-quasi reorganization
     operating loss carryforwards                                           --        --         --          --       103,000

   Net income for the year ended January 31, 1995                           --        --         --          --            --

                                                                     --------------------------------------------------------
Balance at January 31, 1995, as restated                             8,709,465    $8,709         --          --    $9,902,837
                                                                     ========================================================

                                                                                           Treasury Stock
                                                                        Retained        ---------------------
                                                                         Deficit         Shares      Amount         Total
                                                                       -----------------------------------------------------
Balance at January 31, 1994 (carryforward)                             $(5,546,908)    (216,666)  $(1,071,033)   $ (570,181)

   Issuance of common stock  (including  100,000 shares issued and in escrow) in conjunction with settlements of litigation and
   other obligations                                                            --           --            --     1,068,500

   Issuance of common stock in full satisfaction of the
     El Greco Note                                                              --           --            --       325,000

   Issuance of common stock pursuant to private placements
     in May 1994, net of related expenses of $66,881                            --           --            --       318,119

   Issuance of common stock and 8% Series A Convertible
     Preferred Stock pursuant to private placements in
     October 1994, net of related expenses of $398,400;
     and 55,000 shares of common stock in lieu of payment
     of professional fees                                                       --    1,730,200                   1,730,200

   Capital Contribution (Note 7)                                                --      740,000                     740,000

   Conversion of 8% Series A Convertible Preferred Stock into
     common stock                                                               --           --            --            --

   Issuance of common stock to NRC                                              --           --            --       100,000

   Retirement of treasury shares                                                --      216,666     1,071,033            --


   Shares reserved in connection with settlement
     of litigation                                                                                                  550,000

   Tax effect of utilization of pre-quasi reorganization
     operating loss carryforwards                                               --           --            --       103,000

   Net income for the year ended January 31, 1995                           27,259           --            --        27,259
                                                                       ----------------------------------------------------
Balance at January 31, 1995, as restated                               $(5,519,649)          --            --    $4,391,897
                                                                       ====================================================



          See accompanying notes to consolidated financial statements.

                         Candie's, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                               Year ended January 31
                                                                 1995          1994
                                                             -------------------------
                                                               Restated
                                                               (Note 7)

Cash flows from operating activities
Net income (loss)                                               $27,259   $(6,321,092)
Items in net income (loss) not affecting cash:
    Depreciation and amortization                               496,119       590,868
    Provision for writedown of investment in Joint Venture           --       262,276
    Provision for litigation settlement                              --       555,000
    Gain on extinguishment of debt                           (2,083,175)           --
    Loss on settlements of litigation and other obligation                    77,697-
    Provision for allowances on accounts receivable             187,217       291,175
    Income on defined benefit plan curtailment                 (340,000)      (39,000)
    Straight-line rent obligation no longer required           (126,329)      178,081
    Gain on settlement of vendor liability                     (509,888)           --
    Loss on abandonment of property and equipment                60,755        28,282
    Increase  (decrease) in cash flows from changes in
      operating assets and liabilities:
        Restricted cash                                        (100,000)           --
        Accounts receivable                                    (544,535)      149,429
        Inventories                                             303,575    (2,860,113)
        Prepaid expenses                                        122,637      (215,364)
        Refundable income taxes                                 219,876        84,147
        Other assets                                            (38,089)       98,312
        Accounts payable                                          2,069        18,658
        Due to factor                                          (620,378)    1,782,413
        Due to Major League Footwear                                 --       613,771
        Accrued expenses and taxes                              365,899       548,752
        Accrued royalty                                              --      (100,000)
        Payable for inventory in transit                        709,927       (83,511)
        Accrued U.S. Customs duties                             (42,280)  (1, 028,547)
        Other noncurrent liabilities                            206,213            --
                                                             ------------------------
Net cash used in operating activities                        (1,625,431)   (5,624,544)
                                                             ------------------------


See accompanying notes to consolidated financial statements.

                         Candie's, Inc. and Subsidiaries

                                                         Year ended January 31
                                                           1995         1994
                                                      --------------------------
                                                         Restated
                                                         (Note 7)
Cash flows used in investing activities

Payments in connection with Candie's license          $        --   $   (75,000)
Capital expenditures                                      (67,041)      (97,140)
                                                      --------------------------
Net cash used in investing activities                     (67,041)     (172,140)
                                                      --------------------------
Cash flows from financing activities

Net borrowings under revolving credit agreement                --       260,977
Repayments of long-term debt                             (570,000)   (1,856,825)

Proceeds from secondary public offering, net of
    related expenses of $2,040,048                             --     5,334,902
Proceeds from private placements, net of
    expenses and finders' fees of $465,281
    (1995) and $482,108 (1994)                          2,048,319     1,885,206
Proceeds from sale of stock to affiliated entity          100,000            --
                                                      --------------------------
Net cash provided by financing activities               1,578,319     5,624,260
                                                      --------------------------
Net decrease in cash and cash equivalents                (114,153)     (172,424)
Cash and cash equivalents, beginning of year              114,153       286,577
                                                      --------------------------
Cash and cash equivalents, end of year                $        --   $   114,153
                                                      ==========================

                         Candie's, Inc. and Subsidiaries

                                                          Year Ended January 31
                                                            1995         1994
                                                         ----------   ----------
Supplemental cash flow information

(1) Cash paid during the period for interest             $1,117,468   $  406,567
                                                         ==========   ==========
(2) Cash paid during the period for income
    taxes                                                $   62,682   $    3,856
                                                         ==========   ==========
(3) Supplemental disclosure of noncash
    investing and financing activities

Issuance of 900,000 shares of common stock in
connection with acquisition of the license for the
CANDIES trademark                                                --   $1,080,000
                                                         ==========   ==========

Issuance of 910,000 shares of common stock in
connection  with  settlements of litigation and
other obligations, including 200,000 ($270,000)
shares of common stock in  settlement of
sublease obligation and 100,000 shares
($115,000) in escrow, in settlement of sublease
indemnification                                          $1,068,500
                                                         ==========

Capital Contribution (Note 7)                            $  740,000
                                                         ==========

Shares of common stock (478,261) reserved for
issuance in connection with settlement of
litigation                                               $  550,000
                                                         ==========

Issuance of 55,000 shares (1995) and 50,000
(1994)  shares of common stock in lieu of cash
with respect to legal fees, relating to the
offering                                                 $       55   $       50
                                                         ==========   ==========

Forgiveness of debt by the Company's

Institutional Lender                                     $1,962,175   $5,940,019
                                                         ==========   ==========

Acquisition of Treasury Stock through capital
contribution  by the Company's former
debenture holder of 127,777 shares of common
stock                                                            --   $  415,033
                                                         ==========   ==========

                         Candie's, Inc. and Subsidiaries

                                                          Year Ended January 31
                                                            1995         1994
                                                         ----------   ----------
Supplemental cash flow information
(continued)

(3)  Supplemental disclosure of noncash
        and financing activities
        (continued)

Issuance of 250,000 shares of common stock in
connection with settlement of legal fees relating
to private placement                                  $         --  $        25
                                                      ============  ===========


Quasi-Reorganization resulting in changes to the
following asset accounts:
    CANDIES'S trademark                                             $ 2,640,084
    Noncompetition agreements                                        (1,717,927)
    Investment in Joint Venture                                        (737,724)
    Other assets                                                       (184,433)
                                                      ------------  -----------
                                      Total                     --  $        --
                                                      ============  ===========

Issuance of 240,740  shares of common stock
(1995) in settlement of note payable
and issuance (1994) of note payable in connection
with acquisition of CANDIE'S trademark                $    325,000  $   325,000
                                                      ============  ===========

Issuance of 777,777 shares of common stock
and write-off  deferred  professional
fees and accrued interest in connection with
conversion of debenture                                         --  $ 2,490,261
                                                      ============  ===========

Issuance of 57,609 shares of common stock in
connection with acquisition of underwriter's IPO
Warrants                                              $         --  $        58
                                                      ============  ===========


Issuance of 32,500 shares of common stock in
lieu of compensation to two officers                  $         --  $   130,000
                                                      ============  ===========

Issuance of 65,000 shares of common stock in
connection with settlement of accrued royalties
owed to Chaus                                         $         --  $   306,000
                                                      ============  ===========

See accompanying notes to financial statements.

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

1. Continuing Operations (continued)

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

                         Candie's, Inc. and Subsidiaries

1. Continuing Operations (continued)

The indebtedness before and after the restructuring was as follows:

                                                  Current        Working       Revolving        Accrued
                                                Term Loan      Capital Loan      Loan           Interest         Total
                                                --------------------------------------------------------------------------
Indebtedness before Debt Restructuring          $ 2,204,378      $500,000     $ 8,200,818      $ 284,823      $ 11,190,019

Debt forgiveness at March 3, 1993                  (954,378)           --      (4,700,818)      (284,823)       (5,940,019)
                                                --------------------------------------------------------------------------
Indebtedness after Debt Restructuring           $ 1,250,000      $500,000     $ 3,500,000      $      --      $  5,250,000
                                                ==========================================================================

The balance of the indebtedness, after the Debt Restructuring was converted to the following facilities (see Note 7):

                                 Modified            Working              First              Second
                                 Term Loan           Capital Loan         Term Loan          Term Loan          Total
                               ---------------------------------------------------------------------------------------------
Restructured Indebtedness        $1,250,000          $500,000             $2,500,000         $1,000,000         $5,250,000
                               =============================================================================================

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

                         Candie's, Inc. and Subsidiaries

1. Continuing Operations (continued)

In connection with the quasi-reorganization, the following adjustments were made to the Company's accounts:

     CANDIE'S trademark                        $2,640,084
     Noncompetition agreements                (1,717,927)
     Investment in Joint Venture                (737,724)
     Other assets                               (184,433)
                                              -----------
     Total                                    $         -
                                              ===========

2. Summary of Significant Accounting Policies


 (a) Basis of Presentation


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

                         Candie's, Inc. and Subsidiaries

2. Summary of Significant Accounting Policies (continued)


 (b) Restatement

The Company has restated the 1995 Statements of Operations and Stockholders' Equity to give effect to certain property received by the Company's Institutional Lender from the Company's former President arising from his personal guaranty and pledge of collateral, as a reduction ($740,000, $.12 per share) of the extraordinary gain recognized in connection with the Company's restructuring and extinguishment of debt. Such amount was credited to additional paid in capital to recognize this transaction. See Note 7.

The Company has also restated the Statement of Stockholder's Equity (from January 31, 1993) to correct the accounting for the receipt of 37,967 shares of the Company's common stock, which were subject to an Indemnity Agreement, whereby the Company's former president was to reimburse the Company for approximately $1,800,000, exclusive of interest and penalties, for all duties, interest and penalties in connection with a U.S. Customers Service audit for the period 1986 to 1991. In September 1991, the Company exercised its option to acquire such shares and the Company and former management recorded this as a capital contribution and treasury stock acquisition. The Company discovered, during fiscal 1995, that the shares were never received and therefore the prior accounting was incorrect. This adjustment which reduced additional paid-in capital and treasury stock, had no effect on total stockholders' equity, results of operations or per share results, previously reported.


Set forth below is a summary of the restatements:

                                                     Treasury Stock
                                             --------------------------------              Additional           Accumulated
                                               Shares               Amount               Paid-In Capital          Deficit
                                               ------               ------               ---------------          -------
Balance at January 31, 1993, as
previously reported                          (126,856)            $(2,283,344)            $ 17,737,564
Correction of previously recorded
Treasury Stock transaction                     37,967               1,627,344               (1,627,344)
                                             --------             -----------             ------------
Balance at January 31, 1993, as
restated                                      (88,889)            $(  656,000)            $ 16,110,220
                                             ========             ===========             ============


                                                                                             Additional          Accumulated
                                                                                          Paid-In Capital          Deficit
                                                                                          ---------------          -------
Balance at January 31, 1995, as
previously reported                                                                        $9,162,837           $(4,779,649)
Capital Contribution                                                                          740,000              (740,000)
                                                                                              -------             ---------
Balance at January 31, 1995, as
restated                                                                                    $9,902,837          $(5,519,649)
                                                                                            ==========         ============

                         Candie's, Inc. and Subsidiaries

2. Summary of Significant Accounting Policies (continued)


 (c) Principles of Consolidation


The consolidated financial statements include the accounts of the Company's wholly-owned subsidiaries, Bright Star, from June 1, 1990, the effective date of the acquisition (see Note 3) and Ponca, Ltd. from March 15, 1994, its inception, and the Company's 60% owned subsidiary, ITG, from February 1, 1988. All material intercompany accounts and transactions are eliminated.


 (d) Inventories


Inventories, which consist entirely of finished goods, are valued at the lower of cost or market. Cost is determined by the first-in, first-out ("FIFO") method.


 (e) Property, Equipment and Depreciation


Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the assets (5-10 years) using accelerated methods.


 (f) Candie's Trademark


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


 (g) Revenue Recognition


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


 (h) Taxes on Income


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


 (j) Reclassifications


Certain amounts from the January 31, 1994 financial statements have been reclassified to conform to the current year's presentation.


 (k) Cash Flows


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

4. Property and Equipment

Major classes of property and equipment consist of the following:

                                                  1995                  1994
                                              ----------------------------------

Furniture, fixtures and equipment               $750,063              $721,113

Transportation equipment                          44,443                20,750

Leasehold improvements                                 -                53,905

                                              ----------------------------------
                                                                       795,768

Less accumulated depreciation
and amortization                                 651,546               585,254
                                              ----------------------------------
Net property and equipment                      $142,960              $210,514
                                              ==================================

5. Investment in Joint Venture


In September 1991, the Company entered into a joint venture agreement (the "Agreement") with Carousel Group, Inc. ("Carousel") which is an affiliate of Terren Peizer, a 13.5% shareholder who acquired his shares pursuant to the conversion of the Convertible Debenture (see Note 9). Carousel's right under the joint venture agreement were subsequently assigned to UTI, a company which is also affiliated with Mr. Peizer. The Joint Venture was formed primarily to exploit certain technology relating to the production of footwear soles, as well as other opportunities that may arise utilizing polyurethane technology. The Company invested $1,000,000 as its capital contribution for a 50% interest to fund equipment acquisition and working capital requirements, while Carousel contributed its technical knowledge and capabilities relating to polyurethane product manufacturing processes. Under the terms of the Agreement, the Company will be entitled to 50% of the net income of the Joint Venture.

Although the Company may be required, under certain conditions, to make additional capital contributions not exceeding $100,000 in any 30 day period, if a joint venturer fails to make such required contributions within thirty days, it may be contributed by the

                         Candie's, Inc. and Subsidiaries
other joint venturer whose share of income and distributions will be adjusted based on their share of capital.


The Company's investment in the Joint Venture has been accounted for under the equity method of accounting. Management believes that the Company's recovery of its investment, if any, will be realized over an indeterminate future period; therefore, the investment has been fully reserved.


The Joint Venture shall terminate December 31, 2025, unless sooner terminated by the occurrence of events as defined in the Agreement.

The following is the unaudited summarized financial information of the Joint Venture at January 31, 1995 and 1994:


                                                                January 31
                                                       -------------------------
                                                               (Unaudited)

                                                         1995             1994
                                                       --------         --------
Cash                                                   $184,472         $158,051
Trade accounts receivable                                25,290           62,497
Due from UTI                                             89,521          222,655
Other current assets                                        309           28,525
Organization costs, net                                   5,721            9,153
Other assets                                                 --               --
Equipment, net                                          123,261          190,008
                                                       --------         --------
Total assets                                            428,574          670,889
Accounts Payable                                         15,773           78,326
                                                       --------         --------
Net assets                                             $412,801         $592,563
                                                       ========         ========



                                                   Year ended January 31
                                              ----------------------------------
                                                        (Unaudited)

                                                 1995                  1994
                                              ---------             -----------
Income                                        $ 245,952             $   931,012
Expenses                                        425,714              (1,184,880)
                                              ---------             -----------
Net loss                                      $(179,762)            $  (253,868)
                                              =========             ===========

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

Due to factor is comprised as follows:

                                                        1995            1994
                                                    ----------------------------
Accounts receivable assigned                        $3,478,771        $1,682,491
Outstanding advances                                 4,640,806         3,464,904
                                                    ----------------------------
                                                    $1,162,035        $1,782,413
                                                    ============================

                         Candie's, Inc. and Subsidiaries

7. Long-Term Debt

At January 31, 1994, the outstanding indebtedness to the Company's Institutional Lender, in the form of the Modified Term Loan, the Working Capital Loan, the First Term Loan and the Second Term Loan (See Note 1), was approximately $3,393,000, of which approximately $3,209,000 was classified long-term at such date.


On October 6, 1994, the Company consummated an agreement with its Institutional Lender to extinguish its outstanding indebtedness of approximately $3,378,000. As part of the extinguishment, the Company paid $555,000 of principal and approximately $140,000 of accrued interest. The Institutional Lender also received the proceeds from the sale of 322,222 shares of the Company's previously issued common stock (approximately $370,000) and certain real property, subject to an existing mortgage of approximately $260,000, from the Company's former President, both previously pledged as collateral (the "Collateral"). The Company has been informed by the Institutional Lender that the fair value of the real property is $370,000 which is based on a contract of sale between the institutional lender and a third party for $630,000 and the existing mortgage. The total fair value of the Collateral ($740,000) has been treated as a reduction of the extraordinary gain on the extinguishment and a corresponding capital contribution. The principal and interest payments were made from funds raised through private placements of the Company's stock completed in October 1994. The extinguishment resulted in an extraordinary gain of approximately $1,962,000, net of income taxes. See Notes 8 and 10(b).

                         Candie's, Inc. and Subsidiaries

8.  Stockholder's Equity

(a) Warrants

The following schedule represents the outstanding warrants at January 3, 1995:

                                                                                                           Underwriter's
                                           Stockholders  Underwriter's   Class (A)    Debenture  Debenture   Class (B)    Class (C)
                                             Warrants     Warrants (1)  Warrants (2)  Warrants   Holder    Warrants (3) Warrants (3)
                                            ----------------------------------------------------------------------------------------
Warrants outstanding January 31, 1993         207,603      212,906        54,397       17,144    248,541       --             --

Cancellation of debenture warrants upon
  debenture conversion                             --           --            --           --   (248,541)      --             --

Cancellation of underwriter's warrants at
  Secondary Offering, February 23, 1993            --     (212,906)           --      (17,144)        --       --             --

Issuance of underwriter's warrants at
  Secondary Offering                               --      442,500            --           --         --   1,475,000      1,475,000

Expiration of IPO warrants at
  January 31, 1994                           (207,603)        --              --           --         --       --            --
                                             ---------------------------------------------------------------------------------------
Warrants outstanding January 31, 1994              --      442,500        54,397           --         --   1,475,000      1,475,000

Adjustment of underwriter's warrants due to
  anti-dilution provisions                         --      211,146(4)
                                             ---------------------------------------------------------------------------------------
Warrants outstanding January 31, 1995              --      653,646        54,397           --         --   1,475,000       1,475,000
                                             =======================================================================================

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

8. Stockholders' Equity (continued)

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

                         Candie's, Inc. and Subsidiaries

8. Stockholders' Equity (continued)

under the Plan expire between five and ten years from the date of grant or at the termination of the Plan, whichever comes first.

Changes in options outstanding are summarized as follows:

                                                                  Option Price
                                              Options               Per Share
                                              -------               ---------

   January 31, 1993                           66,556           $ 4.50  -$45.00
   Grant (exercisable 1994-2000)           1,216,667           $ 1.00  -$ 5.00
   Terminated                                (20,556)          $11.25  -$45.00
                                            --------
   January 31, 1994                        1,262,667           $ 1.00  -$45.00
   Grant (exercisable 1995-2001)           1,075,000           $ 1.15  -$ 2.13
   Terminated                               (210,000)          $ 1.94  -$ 2.63
                                          ----------
   January 31, 1995                        2,127,667           $ 1.00  -$45.00
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

                         Candie's, Inc. and Subsidiaries

8. Stockholders' Equity (continued)

At January 31, 1995, common shares reserved for issuance on exercise of stock options and warrants consisted of:

        Stock Options                                            2,127,667
        Underwriters' Warrants                                   1,023,837
        Class A Warrants                                            54,397
        Class B Warrants                                         1,475,000
        Class C Warrants                                         1,475,000
        Other Warrants                                              25,000
                                                                ----------
                                                                 6,180,901
                                                                ==========

9. Settlement Agreements

Settlements of Litigation and Other Obligations

In connection with the Company's settlements of litigation and other obligations, the Company, in addition to certain cash payments, has issued shares of its common stock. The settlements are summarized as follows:

                                                                                         Dollar           Cash
                                                                                        Value of      Requirements      Gain (Loss)
Description                                                                              Shares            for              on
                                                                Shares Issued            Issued         Settlement      Settlement*
- ------------------------------------------------------------------------------------------------------------------------------------
Settlements of Litigation
Starter Corporation (a)                                                100,000          $135,000         $150,000         $ 247,031
American Sporting Goods (b)                                                 --                --          100,000          (100,000)
Pentland USA Inc. (c)                                                       --                --          445,000          (220,000)
AFL-CIO (d)                                                            478,261           550,000          100,000          (320,000)
                                                                     ---------          --------         --------         ---------

Total Litigation Settlements                                           578,261          $685,000         $795,000         $(392,969)
                                                                                       ---------

Settlements of Obligations

Major League Footwear Inc. (e)                                         260,000          $298,500         $     --         $ 315,272
El Greco Note (f)                                                      240,740           325,000               --
                                                                     ---------------------------------------------------------------
Total Obligation Settlements                                           500,740          $623,500         $     --         $ 315,272
                                                                     ---------------------------------------------------------------
Total Loss on Settlements of Litigation
 and Other Obligations                                                                                                    $ (77,697)
                                                                                                                          ==========

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

Other Settlements



(a)   Settlement with Former Landlord

      In connection with the sublease of its former headquarters, the Company entered into an agreement in April 1994 with its former sublandlord to terminate the sublease agreement and in connection therewith issued 200,000 shares of its common stock to the sublandlord as consideration for all rental obligations ($270,000) through June 30, 1994. Additionally, the Company deposited into escrow, with an escrow agent, 100,000 shares of common stock to indemnify the sublandlord for any loss, as defined, suffered by the sublandlord from the period July 1994 through April 28, 1997.

(i)  The amount of indemnifiable loss determined above shall be paid as follows:
     (a) the Shares shall be valued as of July 1, 1994, as defined, and (b) to the extent that the value of the Shares (as so computed) exceeds $270,000 then the amount of such excess shall be applied against the amount of indemnifiable loss.

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

                         Candie's, Inc. and Subsidiaries

The shares and the Escrow Shares, if any will be "restricted securities" (as such term is defined in Rule 144 under the Securities Act of 1933) and may not be sold or otherwise disposed of unless the same have been registered under such Act or exemption from registration is available.

The Company believes that the fair value (approximately $115,000 provided during the year ended January 31, 1995) of the 100,000 shares deposited into escrow is the maximum amount of the Company's share of the indemnifiable loss, and that no additional obligation will be incurred. Additionally, a straight line rent obligation of $126,329 at June 30, 1994 was no longer required and, therefore,credited to income.


(b)  Settlement with Vendor


In July 1994, the Company paid $100,000 in cash and issued 250,000 shares of common stock in settlement of an outstanding payable of $859,587. The Company, based on a fair market value of $1.00 per share, recorded a gain of $509,888 from this settlement as a reduction of cost of goods sold (see Note 16). The settlement was related to the reduction of excess charges previously billed for inferior quality merchandise and other chargeback items.


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

                         Candie's, Inc. and Subsidiaries

10. Commitments, Contingencies and Other Matters (continued)

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

Subsequent to year end, the Company granted stock options to its President and Chief Operating Officer to purchase 400,000 and 200,000 shares of the Company's common stock,

                         Candie's, Inc. and Subsidiaries

10. Commitments, Contingencies and Other Matters (continued)

respectively. The options, granted in connection with the Company's employment agreements with these executives, are exercisable at a price of $1.16 per share and expire in 2000.

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

12. Major Customers

The Company sells to retailers throughout the United States. Sales of Bright Star products are primarily on a first cost basis. Sales of Candie's products are primarily on a landed basis. Although the Company obtains credit insurance on the majority of its customers purchasing

                         Candie's, Inc. and Subsidiaries
its products on a landed basis, the Company may incur losses on accounts receivable for landed sales as a result of customer chargebacks and disputes with respect to the products sold.

No customer accounted for more than 10% of revenues for the years ended January 31, 1995 and 1994.

13. Leases


In April of 1994, the Company entered into a termination agreement for its former premises (see Note 9). During August 1994, the Company entered into a new lease agreement and relocated its corporate headquarters to Purchase, NY.


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

As of December 31, 1994, the Company suspended benefit accruals for future service for participants and elected to terminate the Plan effective February 10, 1995. In connection with

                         Candie's, Inc. and Subsidiaries
this curtailment, the Company's actuary determined the Company's liability, based upon the funded status, to be approximately $52,000. As a result, the Company reduced its accrued pension liability by $340,000. The Company intends to replace its defined benefit plan with a defined contribution plan.

14. Pension Plan (continued)

The following table sets forth the Plan's funded status as of January 31, 1994:

Actuarial present value of benefit obligations--accumulated benefit
 obligation, substantially all of which is vested                                                               $   863,000
                                                                                           ====================================
Projected benefit obligation for service rendered to date                                                       $(1,005,000)


Plan assets at fair value, consisting primarily of mortgage
 loans receivable, mutual funds and government securities                                                         1,533,000
                                                                                            ==================================
Plan assets in excess of projected benefit obligation                                                               528,000



Unrecognized net loss from past experience different from
 that assumed and effects of changes in assumptions                                                                 281,000

Unrecognized net asset at February 1, 1987 being recognized
 over 21 years                                                                                                    (599,000)

Unrecognized reduction in projected benefit obligation due to
 plan amendment being recognized over 26 years                                                                    (602,000)
                                                                                             ==================================
Accrued pension liability                                                                                       $ (392,000)
                                                                                             ==================================

Net pension costs included the following components:

 Service cost--benefits earned during the period                                                                $   74,000

 Interest cost on projected benefit obligation                                                                      62,000

 Actual return on plan assets                                                                                      (30,000)

 Net amortization and deferral                                                                                    (145,000)
                                                                                            ==================================

 Net periodic pension cost                                                                                      $  (39,000)
                                                                                            ==================================

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

                         Candie's, Inc. and Subsidiaries

15. Income Taxes (continued)

The significant components of deferred tax assets of the Company consist of the following:

                                                           January 31
                                                       1995             1994
                                                  ------------------------------
Allowance for doubtful accounts                   $    19,000       $   260,000
Inventory valuation                                   239,000           353,000
Net operating loss carryforwards                    3,875,000         5,712,000
Provision for litigation                              372,000                --
Other                                                 155,000                --
                                                  ------------------------------
Total deferred tax assets                           4,660,000         6,325,000
                                                  ------------------------------
Valuation allowance                                (4,660,000)       (6,325,000)
                                                  ------------------------------
Net deferred assets                               $        --       $        --
                                                  ==============================


The provision (benefit) for Federal and state income taxes in the consolidated statement of operations consist of the following:

                                                             January 31
                                                         1995            1994
                                                       -------------------------
Current:
 Federal                                               $    --         $ 33,751
 State                                                  33,500          (39,745)
                                                       -------------------------
Total current                                           33,500           (5,994)
                                                       -------------------------

Deferred:
 Federal                                                    --               --
 State                                                      --               --

Total deferred                                              --               --
                                                       -------------------------
Total provision (benefit)                              $33,500         $ (5,994)
                                                       =========================

                         Candie's, Inc. and Subsidiaries

15. Income Taxes (continued)

The current provision at January 31, 1995 reflects minimum taxes for state and local purposes. The current benefit at January 31, 1994 reflects minimum taxes for state and local purposes and an under provision of prior year Federal taxes.

The following summary reconciles taxes (benefit) from continuing operations at the Federal statutory rate with the actual provision (benefit):

                                                               January 31

                                                           1995          1994
                                                        ------------------------

Income taxes (benefit) at statutory rate                $(646,481)  $(2,036,971)

Unrecognized tax benefit of net operating losses         (646,481)   (2,036,971)


State provision, net of Federal income tax benefit         33,500            --

Other                                                          --        (5,994)
                                                        ------------------------
Total provision (benefit)                               $  33,500   $    (5,994)
                                                        ========================

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

                                    PART III

Item 13.   Exhibits, List and Reports on Form 8-K

           (a) (1) and (2)

           (a)  Exhibits numbered in accordance with Item 601 of Regulation S-B.

Exhibit
Numbers    Description
- -------    -----------


3.1(1)     Certificate of Incorporation, as amended through October 1994 (1)*

3.2        Amendment to Certificate of Incorporation filed November 1994*

3(b)       By-Laws (1)*

4.1 Form of Warrants to Purchase Common Stock issued to Whale Securities Co., L.P. (2)*

10.1 Trademark Purchase Agreement between the Company and New Retail Concepts, Inc. (4)*

10.2       Millfeld Trading Co., Inc. 1989 Stock Option Plan (1)*

10.3 Discount Factoring Agreement and Supplements between Congress Talcott Corporation and the Company (5)*

10.4 General Security Agreement between Congress Talcott Corporation and Intercontinental Trading Group, Inc. (5)*

10.5 Personal Guaranty and Waiver of Neil Cole in favor of Congress Talcott Corporation (5)*

10.6       Employment Agreement between Neil Cole and the Company (5)*

10.7       Amendment to Employment Agreement between Neil Cole and the Company*

10.8 Services Allocation Agreement between the Company and New Retail Concepts Inc. (5)*

10.9       Joint Venture Agreement between Carousel Group, Inc. and the Company
           (4)*

10.10 Sublease Termination Agreement between the Company and Fieldcrest Cannon, Inc. (5)*

10.11      Indemnity Agreement of Barnet Feldstein (5)*

10.12 Amended and Restated Affiliates Transaction Agreement between the Company and New Retail Concepts Inc. dated January 30, 1995*

10.13 Securities Purchase Agreement between New Retail Concepts, Inc. and the Company dated February 1, 1995*

10.14 Security Agreement among New Retail Concepts, Inc., the Company, Bright Star Footwear, Inc. and Intercontinental Trading Group, Inc., dated February 1, 1995*

10.15 Guarantee of Neil Cole in favor of New Retail Concepts, Inc. dated February 1, 1995*

10.16      Lease with respect to the Company's executive offices*

10.17      Employment Agreement between Gary Klein and the Company*

10.18      License Agreement between El Greco, Inc. and Wundie's, Inc.*

10.19 Settlement Agreement dated October 6, 1994 by and among the Company, Intercontinental Trade Group, Inc., Bright Star Footwear, Inc. and Shanghai Council Bank, Ltd.*

10.20 Agreement dated May 16, 1994 between the Company and New Retail Concepts, Inc.*

10.21 Agreement dated May 16, 1994 between the Company and Major League Footwear, Inc.*

10.22 Settlement Agreement dated July 22, 1994 between the Company and Starter Corporation.*

10.23 Settlement Agreement dated July 13, 1994 between the Company and Saintday International Co. Ltd.*

11         Computation of Earnings Per Share**

21         Subsidiaries of the Company *

27         Financial Data Schedule**

- ----------
(1) Filed with the Registrant's Registration Statement on Form S-18 (File 33-32277-NY) and incorporated by reference herein.

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


*    Previously filed.

**   Filed herewith.

           (b)  Reports on Form 8-K

                   No reports on Form 8-K were filed in the last quarter of the period covered by this report.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 CANDIE'S, INC.

                                     By:  /s/ Neil Cole

                                          Neil Cole
                                          President and Chief Executive Officer


Dated:  April 26, 1996