Form 10QSB/A
period 1995-04-30
CANDIES INC
filed 1996-04-26
CIK 857737

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                        (Amendment No. 1 to Form 10-QSB)

(Mark One)

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended April 30, 1995

|_|       Transition Report pursuant to Section 13 or 15 (d) of the Exchange Act

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

               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          YES    X                          NO ____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the registrant's Common Stock, $.001 par value, outstanding as of June 14, 1995 (excluding treasury shares): 8,233,386

Transitional small business disclosure format (check one):

          YES _______                       NO    X

                         CANDIE'S, INC. AND SUBSIDIARIES
                             INDEX TO FORM 10-QSB/A
                       FOR THE PERIOD ENDED APRIL 30, 1995

                                                                            PAGE

PART I.                   FINANCIAL INFORMATION

          ITEM 1.  Financial Statements

          Condensed Consolidated Balance Sheets at April 30, 1995            3-4
          and January 31, 1995

          Condensed Consolidated Statements of Operations for the              5
          Three Months Ended April 30, 1995 and 1994

          Condensed Consolidated Statement of Stockholders Equity              6
          for the Three Months Ended April 30, 1995

          Condensed Consolidated Statements of Cash Flows for                7-8
          the Three Months Ended April 30, 1995 and 1994

          Notes to Condensed Consolidated Financial Statements              9-15

          ITEM 2.

          Management's Discussion and Analysis of Financial                16-17
          Condition and Results of Operations

PART II.  OTHER INFORMATION

          ITEM 6.                                                             18

          Exhibits and Reports on Form 8-K

SIGNATURES                                                                    19

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                         CANDIE'S, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                       APRIL 30,     JANUARY 31,
                                                         1995           1995
                                                       --------      -----------

ASSETS                                                 RESTATED       RESTATED
                                                       (Note 6)       (Note 6)


CURRENT ASSETS
  CASH AND CASH EQUIVALENTS ....................     $   275,364     $      --
  RESTRICTED CASH ..............................         100,000         100,000
  ACCOUNTS RECEIVABLE
   net allowances of $135,360 and $45,000
   at April 30, 1995 and January 31, 1995
                                                         413,397         583,911
  INVENTORIES ..................................       3,949,483       3,269,158
  PREPAID EXPENSES .............................         499,792         151,195
  OTHER CURRENT ASSETS .........................          64,510            --
                                                     -----------     -----------
TOTAL CURRENT ASSETS ...........................       5,302,546       4,104,264

PROPERTY AND EQUIPMENT
   LESS ACCUMULATED DEPRECIATION
   AND AMORTIZATION (Note 3) ...................         130,808         142,960

OTHER ASSETS:
  NON-COMPETITION AGREEMENTS ...................         404,292         414,234
  TRADEMARK ....................................       5,043,578       5,114,282
  OTHER ........................................         497,825         514,274
                                                     -----------     -----------
  TOTAL OTHER ASSETS ...........................       5,945,695       6,042,790
                                                     -----------     -----------
TOTAL ASSETS ...................................     $11,379,049     $10,290,014
                                                     ===========     ===========

                         CANDIE'S, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                    APRIL 30,       JANUARY 31,
                                                      1995             1995
                                                  ------------     ------------

LIABILITIES AND STOCKHOLDERS' EQUITY                RESTATED         RESTATED
                                                    (Note 6)         (Note 6)


CURRENT LIABILITIES:
  ACCOUNTS PAYABLE                                $  1,359,882     $  1,820,598
  PAYABLE FOR INVENTORY IN
   TRANSIT                                           1,798,033        1,105,845
  NOTES PAYABLE - NEW RETAIL CONCEPTS,INC
   (NOTE 10)                                           600,000             --
  DUE TO FACTOR (Note 4)                             2,442,872        1,162,035
  ACCRUED LITIGATION EXPENSE                           100,000          100,000
  ACCRUED EXPENSES AND TAXES                         1,054,536        1,394,253
  ACCRUED U.S. CUSTOMS DUTIES (Note 10)                 70,000           63,427
                                                  ------------     ------------
  TOTAL CURRENT LIABILITIES                          7,425,323        5,646,158

OTHER NONCURRENT LIABILITIES                           153,929          206,213
ACCRUED U.S. CUSTOMS DUTIES (Note 10)                   37,619           45,746
                                                  ------------     ------------
  TOTAL LIABILITIES                                  7,616,871        5,898,117
                                                  ------------     ------------

STOCKHOLDERS' EQUITY:

  PREFERRED STOCK, $.01 PAR VALUE - SHARES
   AUTHORIZED 5,000,000; NONE ISSUED OR

   OUTSTANDING

  COMMON STOCK, $.001 PAR VALUE - SHARES
   AUTHORIZED: 30,000,000 and 10,000,000;
   ISSUED 8,709,465 AT APRIL 30, 1995

   AND JANUARY 31, 1995                                  8,709            8,709
  ADDITIONAL PAID-IN CAPITAL (Note 6)                9,902,837        9,902,837
  DEFICIT, since February 28, 1993,
(deficit eliminated $27,696,007)                    (6,149,368)      (5,519,649)
                                                  ------------     ------------
  TOTAL STOCKHOLDERS' EQUITY                         3,762,178        4,391,897
                                                  ------------     ------------

TOTAL LIABILITIES AND STOCK-
 HOLDERS' EQUITY                                  $ 11,379,049     $ 10,290,014
                                                  ============     ============

                         CANDIE'S, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                 THREE MONTHS       THREE MONTHS
                                                    ENDED              ENDED
                                                  APRIL 30,          APRIL 30,
                                                    1995               1994
                                                 -----------        -----------

LANDED SALES                                     $ 5,303,875        $ 3,662,808
COMMISSION AND
 LICENSING INCOME                                    448,728            831,711
                                                 -----------        -----------
TOTAL REVENUES                                     5,752,603          4,494,519

COST OF LANDED SALES                               4,241,435          3,142,893
                                                 -----------        -----------
TOTAL GROSS PROFIT                                 1,511,168          1,351,626
                                                 -----------        -----------

OPERATING EXPENSES:
  SELLING EXPENSE                                  1,163,203          1,145,585
  GEN. & ADMIN. EXP                                  802,516            842,571
                                                 -----------        -----------
   TOTAL OPER. EXP                                 1,965,719          1,988,156
                                                 -----------        -----------

OPERATING LOSS                                      (454,551)          (636,530)
OTHER INCOME AND (DEDUCTIONS):
  GAIN ON SETTLEMENT OF
   OBLIGATION                                           --              126,329
  INTEREST & OTHER ITEMS                            (174,447)          (147,810)
                                                 -----------        -----------
TOTAL OTHER INCOME AND
 (DEDUCTIONS)                                       (174,447)           (21,481)
                                                 -----------        -----------
LOSS BEFORE INCOME TAXES                            (628,998)          (658,011)
INCOME TAXES                                             721              3,651
                                                 -----------        -----------

NET LOSS                                         $  (629,719)       $  (661,662)
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
                                                 ===========        ===========

                                 CANDIE'S, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED APRIL 30, 1995
                                   (unaudited)

                                    RESTATED
                                    (Note 6)


                          Common     Stock       Paid-In     Accumulated
                          Shares     Amount      Capital       Deficit         Total
                        ----------   -------   ----------    -----------    ----------


Balance,
January 31, 1995,
as previously reported  8,709,465    $8,709    $9,162,837    $(4,779,649)   $4,391,897

Capital Transaction                               740,000       (740,000)
                        ----------   -------   ----------    -----------    ----------

Balance,
January 31, 1995,       8,709,465    $8,709    $9,902,837    $(5,519,649)   $4,391,897


Net loss for the
three months ended
April 30, 1995                                                  (629,719)     (629,719)
                        ----------   -------   ----------    -----------    ----------
Balance,

April 30, 1995          8,709,465    $8,709    $9,902,837    $(6,149,368)   $3,762,178
                        =========    ======    ==========    ============   ==========

                                     Page 6

                         CANDIE'S, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                    THREE MONTHS    THREE MONTHS
                                                      ENDED             ENDED
                                                     APRIL 30,        APRIL 30,
                                                        1995            1994
                                                   -----------      -----------

CASH FLOWS FROM
 OPERATING ACTIVITIES:                                RESTATED
                                                      (Note 6)


Net Loss                                           $  (629,719)     $  (661,662)
Items In Net Loss
 Not Affecting Cash:
  Provision For Losses On
   Accounts Receivable                                 (33,900)
  Depreciation and Amort                               104,795          123,680
  (Gain) Loss on Settlement of
    Obligation                                            --           (126,329)

  Increase (Decrease) In Cash
   Flows From Changes In Oper
   Assets and Liabilities:
          Accounts Receivable                          170,514          (45,967)

          Inventories                                 (680,325)         751,919
          Prepaid Expenses                            (348,597)         222,471
          Other Assets                                 (57,247)         (74,127)
          Accounts Payable                            (460,717)         102,250
          Due to Factor                              1,280,837         (191,658)

          Accrued Expenses                            (339,717)        (461,366)
          Payable For Inventory
           In Transit                                  692,189          385,728
          Accrued U.S. Customs
           Duties                                       (1,554)          (8,306)
          Other Non-current Liabilities                (51,047)            --
                                                   -----------      -----------
          Net Cash Provided By (Used In)
           Operating Activities                       (320,588)         (17,267)
                                                   -----------      -----------

                         CANDIE'S, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (unaudited) (CONT'D.)

                                                      THREE MONTHS  THREE MONTHS
                                                          ENDED         ENDED
                                                        APRIL 30,     APRIL 30,
                                                          1995         1994
                                                       ---------      ---------
CASH FLOWS FROM                                         RESTATED
 INVESTING ACTIVITIES:                                  (Note 6)
   Capital Expenditures                                $  (2,811)     $  (1,116)
          Net Cash Used In
            Investing Activities                          (2,811)        (1,116)
                                                       ---------      ---------

CASH FLOWS FROM
 FINANCING ACTIVITIES:
  Proceeds from Notes Payable - New Retail
   Concepts, Inc                                         600,000           --
  Net borrowings (payments) on loans                      (1,237)          --
                                                       ---------      ---------
          Net Cash Provided By (Used in)
           Financing Activities                          598,763           --
                                                       ---------      ---------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                        275,364        (18,383)
                                                       ---------      ---------
CASH AND CASH EQUIVALENTS,
 beginning of period                                        --          114,153
                                                       ---------      ---------
CASH AND CASH EQUIVALENTS,
 end of first quarter                                  $ 275,364      $  95,770
                                                       =========      =========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for:
          Interest                                     $ 160,273      $ 208,930
                                                       =========      =========
          Income Taxes                                 $  41,421      $   3,651
                                                       =========      =========

Issuance of 200,000 shares
 of common stock in connection
 with settlement of obligation
 to creditor:

          Issuance of common stock                          --        $ 270,000
                                                                      ---------
          Increase in prepaid expenses                      --          (66,350)
                                                                      ---------
          Reduction of security deposit                     --           74,531
                                                                      ---------
          Reduction of accounts payable                     --         (259,448)
                                                                      ---------
          Reduction of accrued expenses                     --        $(145,062)
                                                       ---------      ---------
Total                                                       --        $(126,329)
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

3. Property and Equipment

Major classes of property and equipment consist of the following:

                                                        April 30,    January 31,
                                                          1995          1995
                                                        ---------    -----------

Furniture, fixtures and equipment                       $752,874        $750,063
Transportation equipment                                  44,443          44,443
                                                        --------        --------
                                                         797,317         794,506
Less accumulated depreciation
 and amortization                                        666,509         651,546
                                                        --------        --------
Net property and equipment                              $130,808        $142,960
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


7. Leases

In April of 1994, the Company entered into a termination agreement for its former premises whereby the Company issued 300,000 shares of its common stock to its former landlord. During August 1994, the Company entered into a new lease agreement and relocated its corporate headquarters to Purchase, NY.

Rent expense was approximately $59,032 and $99,525 for the three months ended April 30, 1995 and 1994, respectively. As of April 30, 1995, future net minimum lease payments under noncancellable operating lease agreements are as follows:

                1996                           $  125,000
                1997                              231,000
                1998                              255,000
                1999                              283,000
                2000                              289,000
                Thereafter                         48,000
                                                ---------
                                               $1,260,000
                                               ==========

8.  Long-Term Debt

On October 6, 1994, the Company consummated an agreement with its primary bank

                         CANDIE'S, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1995


lending institution (the "Institutional Lender") to extinguish its outstanding indebtedness of approximately $3,378,000. As part of the extinguishment, the Company paid the Institutional Lender $555,000 of principal and approximately $140,000 of accrued interest. The Institutional Lender also received the proceeds from the sale of 322,222 shares of the Company's previously issued common stock and certain real property from the Company's former President, both previously pledged as collateral. The principal and interest payments were made from funds raised through private placements of the Company's stock completed in October 1994 (see Note 9). The extinguishment resulted in an extraordinary gain to the Company of approximately $1,962,175, net of income taxes.


9. Private Placement Offerings

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

(ii) In October 1994, the Company issued 956,522 shares of its common stock at $1.15 per share and 10,286 shares of its 8% Series A Convertible Preferred Stock at $100 per share for aggregate proceeds of approximately $1,730,200, net of related expenses of approximately $398,400. The Company used a portion of those funds to repay principal and accrued interest on its institutional indebtedness (see Note 8). In conjunction with these offerings, the Company issued 55,000 shares of its common stock in lieu of payment of professional fees incurred.

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

(f) The Company has been advised by the Staff of the Securities and Exchange Commission (the "Commission") that the Staff intends to recommend to the Commission that it authorize the Staff to commence an administrative proceeding against the Company with respect to alleged violations of Section 5 of the

                         CANDIE'S, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1995

Securities Act of 1993 in connection with the Company's 1993 Regulation S Offering (the "Offering") of shares of common stock in the aggregate amount of $2,000,000. The Company believes that it justifiably relied upon the opinion of its then corporate counsel in connection with the Offering and, has made a submission to the Commission requesting that the Commission not authorize the Staff to proceed against the Company in connection with the matter. Even if the Company is unsuccessful it believes that the outcome of any proceeding which the Commission may bring against it in connection with the Offering will not have a material adverse affect on the Company or its financial condition

(g) Since February 1, 1995 the Company has been operating under an exclusive licensing arrangement which enables the Company to sell footwear in North America bearing the BONGO trademark. In connection with this arrangement, the Company paid a $200,000 minimum fee, and is required to pay additional minimum amounts totaling $820,000 over a three and one-half year period. The agreement with the licensor provides for the Company to pay additional royalties, based on percentages of sales, exceeding minimum amounts, as defined.

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

11. Settlement Agreements

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

At April 30, 1995, the Company had a working capital deficiency of $2,122,777 versus a working capital deficiency of $1,541,894 at January 31, 1995. The ratio of current assets to current liabilities was .71 to 1.0 at April 30, 1995 compared to .73 to 1.0 at January 31, 1995. This increase in the working capital deficiency was primarily due to the net loss for the three months ended April 30, 1995 and, to a lesser extent, increased interest expense from the borrowings under the Factor Agreement (see Note 4 of the Notes to Condensed Consolidated Financial Statements), and settlements of obligations (see Note 9).

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

          a)Exhibits

             27. Financial Data Schedule

          b) Reports on Form 8-K

                       None.

                                 CANDIE'S, INC.
                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

                                            CANDIE'S, INC.
                                            ----------------------------
                                           (Registrant)

DATED: April 26, 1996                     By: \s\ NEIL COLE
                                            ----------------------------
                                             NEIL COLE
                                             President and
                                             Chief Executive Officer
                                            (Principal Executive and
                                             Accounting Officer)