Form 10QSB/A
period 1995-07-31
CANDIES INC
filed 1996-04-26
CIK 857737

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                        (AMENDMENT NO. 2 TO FORM 10-QSB)

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

                                  YES X                     NO

                         CANDIE'S, INC. AND SUBSIDIARIES
                             INDEX TO FORM 10-QSB/A
                       FOR THE PERIOD ENDED JULY 31, 1995

                                                                            PAGE

PART I.                   FINANCIAL INFORMATION

         ITEM 1.  Financial Statements

         Condensed Consolidated Balance Sheets at July 31, 1995
            and January 31, 1995                                             3-4

         Condensed Consolidated Statements of Operations for the
            Three Months Ended July 31, 1995 and 1994                          5

         Condensed Consolidated Statements of Operations for the
            Six Months Ended July 31, 1995 and 1994                            6
         Condensed Consolidated Statement of Stockholders Equity
            for the Six Months Ended July 31, 1995                             7

         Condensed Consolidated Statements of Cash Flows for

            the Six Months Ended July 31, 1995 and 1994                      8-9

            Notes to Condensed Consolidated Financial Statements           10-18

         ITEM 2.

         Management's Discussion and Analysis of Financial

            Condition and Results of Operations                            19-22

PART II.  OTHER INFORMATION                                                   23

SIGNATURES                                                                    24
                                     Page 2

                                     PART I

Item 1.

                         CANDIE'S, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                  JULY 31,        JANUARY 31,
                                                    1995              1995
                                                 -----------      -----------


ASSETS                                           RESTATED          RESTATED
                                                 (Note 6)          (Note 6)


CURRENT ASSETS

  CASH AND CASH EQUIVALENTS                      $   397,686       $       --
  RESTRICTED CASH                                    100,000          100,000
  ACCOUNTS RECEIVABLE
   net allowances of $200,092 and $45,000
   at July 31, 1995 and January 31, 1995           3,724,206          583,911
  INVENTORIES                                      3,541,893        3,269,158
  PREPAID EXPENSES                                   930,866          151,195
  OTHER CURRENT ASSETS                               146,910               --
                                                 -----------      -----------
TOTAL CURRENT ASSETS                               8,841,561        4,104,264

PROPERTY AND EQUIPMENT
   LESS ACCUMULATED DEPRECIATION
   AND AMORTIZATION (Note 3)                         115,954          142,960

OTHER ASSETS:
  NON-COMPETITION AGREEMENTS                         394,350          414,234
  TRADEMARK                                        4,972,874        5,114,282
  OTHER                                              468,963          514,274
                                                 -----------      -----------
  TOTAL OTHER ASSETS                               5,836,187        6,042,790
                                                 -----------      -----------
TOTAL ASSETS                                     $14,793,702      $10,290,014
                                                 ===========      ===========

                         CANDIE'S, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                     JULY 31,     JANUARY 31,
                                                       1995         1995
                                                 -----------     -----------

                                                     RESTATED     RESTATED
                                                     (Note 6)     (Note 6)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  ACCOUNTS PAYABLE                               $ 5,871,879     $ 1,820,598
  PAYABLE FOR INVENTORY IN TRANSIT                   864,017       1,105,845
  NOTES PAYABLE - NEW RETAIL CONCEPTS,INC.
   (NOTE 10)                                         600,000              --
  DUE TO FACTOR (Note 4)                             903,571       1,162,035
  ACCRUED LITIGATION EXPENSE                         100,000         100,000
  ACCRUED EXPENSES AND TAXES                       1,331,013       1,394,253
  ACCRUED U.S. CUSTOMS DUTIES (Note 10)               70,000          63,427
                                                 -----------     -----------
  TOTAL CURRENT LIABILITIES                        9,740,480       5,646,158
OTHER NONCURRENT LIABILITIES                         130,972         206,213
ACCRUED U.S. CUSTOMS DUTIES (Note 10)                 16,926          45,746
                                                 -----------     -----------
  TOTAL LIABILITIES                                9,888,378       5,898,117
                                                 -----------     -----------

STOCKHOLDERS' EQUITY:
  PREFERRED STOCK, $.01 PAR VALUE - SHARES
   AUTHORIZED 5,000,000; NONE ISSUED OR
   OUTSTANDING
  COMMON STOCK, $.001 PAR VALUE - SHARES
   AUTHORIZED: 30,000,000 and 10,000,000;
   ISSUED 8,742,074 AT JULY 31, 1995
   AND 8,709,465 AT JANUARY 31, 1995                   8,742           8,709
 ADDITIONAL PAID-IN CAPITAL (Note 6)               9,940,305       9,902,837
  DEFICIT, since February 28, 1993,
(deficit eliminated $27,696,007)                  (5,043,723)     (5,519,649)
                                                 -----------     -----------
  TOTAL STOCKHOLDERS' EQUITY                       4,905,324       4,391,897
                                                 -----------     -----------

TOTAL LIABILITIES AND STOCK-
 HOLDERS' EQUITY                                 $14,793,702     $10,290,014
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
                                     ===========         ===========

                         CANDIE'S, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE SIX MONTHS ENDED JULY 31,
                                   (unaudited)

                                               1995         1994
                                           -----------   -----------

LANDED SALES                               $17,459,937   $ 9,233,029
COMMISSION AND
 LICENSING INCOME                            2,131,196     2,286,706
                                           -----------   -----------
TOTAL REVENUES                              19,591,133    11,519,735

COST OF LANDED SALES                        14,467,552     8,058,004
                                           -----------   -----------
TOTAL GROSS PROFIT                           5,123,581     3,461,731
                                           -----------   -----------
OPERATING EXPENSES:
 SELLING EXPENSE                             2,329,552     2,106,080
 GENERAL & ADMINISTRATIVE EXPENSE            1,759,100     1,583,476
                                           -----------   -----------
   TOTAL OPERATING EXPENSE                   4,088,652     3,689,556
                                           -----------   -----------
OPERATING INCOME                             1,034,929      (227,825)
OTHER INCOME AND (DEDUCTIONS):
  (LOSS) GAIN ON SETTLEMENT OF
   OBLIGATIONS                                (113,000)      883,249
  INTEREST                                    (385,903)     (306,689)
                                           -----------   -----------
TOTAL OTHER INCOME AND
 (DEDUCTIONS)                                 (498,903)      576,560
                                           -----------   -----------
INCOME BEFORE TAXES                            536,026       348,735
INCOME TAXES                                    60,100        12,412
                                           -----------   -----------
NET INCOME                                 $   475,926   $   336,323
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
                                           ===========   ===========

                                 CANDIE'S, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JULY 31, 1995
                                   (unaudited)

                                    Restated
                                    (Note 6)


                          Common     Stock       Paid-In     Accumulated
                          Shares     Amount      Capital       Deficit         Total
                          ------     ------      -------       -------         -----
Balance,
January 31, 1995,
as previously reported  8,709,465    $8,709    $9,162,837    $(4,779,649)   $4,391,897


Capital Transaction                               740,000       (740,000)
                        ----------   -------   ----------    -----------    ----------

Balance,
January 31, 1995,
as restated             8,709,465    $8,709    $9,902,837    $(5,519,649)   $4,391,897


Issuance of common
 stock due to warrant
 exercise.                 32,609        33        37,468                       37,501

Net income                                                       475,926       475,926
Balance,

                        ----------   -------   ----------    -----------    ----------
July 31, 1995           8,742,074    $8,742    $9,940,305    $(5,043,723)   $4,905,324
                        =========    ======    ==========    ============   ==========

                         CANDIE'S, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JULY 31,
                                   (unaudited)

                                                     1995             1994
                                                 -----------        -------

CASH FLOWS FROM
 OPERATING ACTIVITIES:                            RESTATED
                                                  (Note 6)


Net Income                                      $    475,926      $  336,323
Items In Net Income
 Not Affecting Cash:
  Provision For Losses On

   Accounts Receivable                                 73,788          20,500
  Depreciation and Amortization                       209,481         246,688
  (Gain) Loss on Settlement of
    Obligations                                            --        (983,249)

  Increase (Decrease) In Cash
   Flows From Changes In Operations:
   Assets and Liabilities:

    Accounts Receivable                            (3,214,083)       (481,155)
    Inventories                                      (272,735)        173,516
    Prepaid Expenses                                 (779,671)        314,235
    Other Assets                                     (119,971)       (109,008)
    Refundable Income Taxes                                --         219,876
    Accounts Payable                                4,051,280       1,127,394
    Payable For Inventory In Transit                 (241,827)        448,013
    Due to Factor                                    (258,464)     (1,311,844)
    Accrued Royalty                                      --          (101,944)
    Accrued Expenses and Taxes                        (63,240)       (189,315)
    Accrued U.S. Customs Duties                       (22,247)        (20,165)
    Other Non-current Liabilities                     (75,241)             --
                                                 ------------      ----------

    Net Cash Used In Operating Activities        $  ( 237,004)     $ (310,135)
                                                 ------------      ----------

                         CANDIE'S, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JULY 31,
                              (unaudited) (CONT'D.)

                                                        1995          1994
                                                   -----------      -----------

CASH FLOWS FROM                                      RESTATED
 INVESTING ACTIVITIES:                               (Note 6)


Capital Expenditures                               $    (2,811)     $    (1,116)
                                                   -----------      -----------
     Net Cash Used in
      Investing Activities                              (2,811)          (1,116)
                                                   -----------      -----------
CASH FLOWS FROM
 FINANCING ACTIVITIES:
 Proceeds from Notes Payable - New Retail
   Concepts, Inc.                                      600,000             --
 Repayments on Borrowings                                 --            (15,000)
 Proceeds from private placements
    net of expenses                                       --            318,119
 Proceeds from exercise of warrants                     37,501             --
                                                   -----------      -----------
     Net Cash Provided By
 Financing Activities                                  637,501          303,119
                                                   -----------      -----------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                      397,686           (8,132)

CASH AND CASH EQUIVALENTS,
beginning of period                                       --            114,153
                                                   -----------      -----------
CASH AND CASH EQUIVALENTS,
 end of second quarter                             $   397,686      $   106,021
                                                   ===========      ===========


SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest                                      $   353,365      $   439,909
                                                   ===========      ===========
         Income Taxes                              $    41,421      $    30,566
                                                   ===========      ===========


Issuance of 1,050,740 shares
 of common stock in connection
 with settlement of obligation
 to creditors:

         Issuance of common stock                  $      --        $ 1,278,500
         Increase in prepaid expenses                     --            (66,350)
         Reduction of security deposit                    --             74,531
         Reduction of accounts payable                    --         (1,421,666)
         Reduction of accrued royalty                     --           (382,031)
         Reduction of inventory                           --            139,460
         Reduction of note payable                        --           (325,000)
         Reduction of accrued expenses                    --           (280,693)
                                                   -----------      -----------

Total                                              $      --        $  (983,249)
                                                   ===========      ===========

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

                         CANDIE'S, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 1995

3. Property and Equipment

Major classes of property and equipment consist of the following:

                                         July 31,     January 31,
                                           1995          1995
                                         ---------     ---------
Furniture and equipment                  $ 752,874     $ 750,063
Transportation                              44,443        44,443
                                         ---------     ---------
                                           797,317       794,506

Less accumulated depreciation
 and amortization                          681,363       651,546
                                         ---------     ---------
Net property and equipment               $ 115,954     $ 142,960
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

Due to factor is comprised as follows:

                                         July 31,    January 31,
                                          1995           1995
                                       ----------    ----------
Accounts Receivable - assigned         $6,783,647    $3,478,771
Outstanding advances                    7,687,218     4,640,806
                                       ----------    ----------
   Due to Factor                       $  903,571    $1,162,035
                                       ==========    ==========

5. Related Party Transactions

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

Rent expense was approximately $118,032 and $199,050 for the six months ended July 31, 1995 and 1994, respectively. As of July 31, 1995, future net minimum lease payments under noncancellable operating lease agreements are as follows:

              1996                            $   97,000
              1997                               231,000
              1998                               255,000
              1999                               283,000
              2000                               289,000
              Thereafter                          48,000
                                              ----------
                                              $1,203,000
                                              ==========

8.  Long-Term Debt


On October 6, 1994, the Company consummated an agreement with its Institutional Lender to extinguish its outstanding indebtedness of approximately $3,378,000. As part of the extinguishment, the Company paid $555,000 of principal and approximately $140,000 of accrued interest. The Institutional Lender also received the proceeds from the sale of 322,222 shares of the Company's previously issued common stock and certain real property from the Company's former President, both previously pledged as collateral. The principal and interest payments were made from funds raised through private placements of the Company's stock completed in October 1994 (see Note 9). The extinguishment resulted in an extraordinary gain of approximately $1,962,175, net of income taxes.

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

Other income decreased by $869,919 for the three months ended July 31, 1995 compared to the compatible period in 1994. The primary reasons for the decrease in "other income" were: (i) At July 31, 1994 the Company completed various settlements of obligations that created a gain of $756,919 for the three month period and (ii) at July 31, 1995, the Company settled a lawsuit with a former employee. This settlement required the Company to take a charge of $113,000.

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

                                                 CANDIE'S, INC.
                                                 ------------------------------
                                                 Registrant)

DATED: April 26, 1996                           By: \s\ NEIL COLE
                                                  -----------------------------
                                                      NEIL COLE
                                                      President and
                                                      Chief Executive Officer
                                                      (Principal Executive and
                                                      Accounting Officer)