Form 10QSB/A
period 1995-10-31
CANDIES INC
filed 1996-04-26
CIK 857737

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

         YES    |X|                                 NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the registrant's Common Stock, $.001 par value, outstanding as of December 15, 1995 excluding treasury shares): 8,265,995

Transitional small business disclosure format (check one):

         YES                                       NO    |X|

                         CANDIE'S, INC. AND SUBSIDIARIES
                             INDEX TO FORM 10-QSB/A
                      FOR THE PERIOD ENDED OCTOBER 31, 1995

                                                                        PAGE
PART I.                   FINANCIAL INFORMATION

         ITEM 1.  Financial Statements

         Condensed Consolidated Balance Sheets at October 31, 1995
           and January 31, 1995                                          3-4

         Condensed Consolidated Statements of Operations for the
           Three Months Ended October 31, 1995 and 1994                    5

         Condensed Consolidated Statements of Operations for the
           Nine Months Ended October 31, 1995 and 1994                     6

         Condensed Consolidated Statement of Stockholders Equity
           for the Nine Months Ended October 31, 1995                      7

         Condensed Consolidated Statements of Cash Flows for
           the Nine Months Ended October 31, 1995 and 1994               8-9

         Notes to Condensed Consolidated Financial Statements          10-18

         ITEM 2.

         Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         19-21

PART II.  OTHER INFORMATION                                               22

SIGNATURES                                                                23

                                     PART I

Item  1.
                         CANDIE'S, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                     OCTOBER 31,     JANUARY 31,
                                                         1995           1995
                                                     -----------     -----------

                                                      RESTATED        RESTATED
                                                      (Note 6)        (Note 6)

ASSETS

CURRENT ASSETS:
  CASH AND CASH EQUIVALENTS                          $   207,227     $      --
  RESTRICTED CASH                                           --           100,000
  ACCOUNTS RECEIVABLE
   net allowances of $254,092 and $45,000
   at October 31, 1995 and January 31, 1995              663,908         583,911
  INVENTORIES                                          3,485,826       3,269,158
  PREPAID EXPENSES                                     1,011,685         151,195
  OTHER CURRENT ASSETS                                   136,313            --
                                                     -----------     -----------

TOTAL CURRENT ASSETS                                   5,504,959       4,104,264

PROPERTY AND EQUIPMENT:
   LESS ACCUMULATED DEPRECIATION
   AND AMORTIZATION (Note 3)                             138,293         142,960

OTHER ASSETS:
  NON-COMPETITION AGREEMENTS                             384,408         414,234
  TRADEMARK                                            4,902,170       5,114,282
  OTHER                                                  459,776         514,274
                                                     -----------     -----------

  TOTAL OTHER ASSETS                                   5,746,354       6,042,790
                                                     -----------     -----------

TOTAL ASSETS                                         $11,389,606     $10,290,014
                                                     ===========     ===========

                         CANDIE'S, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                   OCTOBER 31,       JANUARY 31,
                                                      1995             1995
                                                  ------------     ------------

                                                    Restated         Restated
                                                    (Note 6)         (Note 6)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  ACCOUNTS PAYABLE                                $  3,349,303     $  1,820,598
  PAYABLE FOR INVENTORY IN TRANSIT                     705,273        1,105,845
  DUE TO FACTOR (Note 4)                               410,797        1,162,035
  ACCRUED LITIGATION EXPENSE                              --            100,000
  ACCRUED EXPENSES AND TAXES                         1,230,633        1,394,253
  ACCRUED U.S. CUSTOMS DUTIES (Note 10)                 55,383           63,427
                                                  ------------     ------------

  TOTAL CURRENT LIABILITIES                          5,751,389        5,646,158

OTHER NONCURRENT LIABILITIES                            25,111          206,213
ACCRUED U.S. CUSTOMS DUTIES (Note 10)                    2,140           45,746
                                                  ------------     ------------

  TOTAL LIABILITIES                                  5,778,640        5,898,117
                                                  ------------     ------------

STOCKHOLDERS' EQUITY:
  PREFERRED STOCK, $.01 PAR VALUE -SHARES
   AUTHORIZED 5,000,000; NONE ISSUED OR
   OUTSTANDING
  COMMON STOCK, $.001 PAR VALUE -SHARES
   AUTHORIZED: 30,000,000
   ISSUED 8,742,034 AT October 31, 1995
   AND 8,709,425 AT January 31, 1995                     8,742            8,709
 ADDITIONAL PAID-IN CAPITAL (Note 6)                 9,940,305        9,902,837
  DEFICIT, since February 28, 1993,
(deficit eliminated $27,696,007)                    (4,338,081)      (5,519,649)
                                                  ------------     ------------

  TOTAL STOCKHOLDERS' EQUITY                         5,610,966        4,391,897
                                                  ------------     ------------

TOTAL LIABILITIES AND STOCK-
 HOLDERS' EQUITY                                  $ 11,389,606     $ 10,290,014
                                                  ============     ============

                         CANDIE'S, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE THREE MONTHS ENDED OCTOBER 31,
                                   (unaudited)

                                                   1995                1994
                                                 ------------      ------------

                                                                     Restated
                                                                     (Note 6)


LANDED SALES                                     $  9,333,498      $  4,826,909
COMMISSION AND
 LICENSING INCOME                                   1,268,696         1,126,476
                                                 ------------      ------------
TOTAL REVENUES                                     10,602,194         5,953,385

COST OF LANDED SALES                                7,401,356         4,324,481
                                                 ------------      ------------

TOTAL GROSS PROFIT                                  3,200,838         1,628,904
                                                 ------------      ------------

OPERATING EXPENSES:
 SELLING EXPENSES                                   1,324,304         1,159,058
 GENERAL & ADMINISTRATION EXPENSES                    856,205           798,013
 REVERSAL OF ACCRUAL NO LONGER
  REQUIRED - PENSION PLAN                                --            (340,000)
                                                 ------------      ------------

   TOTAL OPERATING EXPENSES                         2,180,509         1,617,071
                                                 ------------      ------------

OPERATING INCOME                                    1,020,329            11,833
OTHER DEDUCTIONS:
  LOSS ON SETTLEMENT OF OBLIGATIONS                      --            (155,000)
  INTEREST - NET                                     (242,176)         (228,155)
  OTHER EXPENSES                                         --            (131,858)
                                                 ------------      ------------

TOTAL OTHER DEDUCTIONS                               (242,176)         (515,013)
                                                 ------------      ------------

INCOME (LOSS) BEFORE TAXES AND
  EXTRAORDINARY ITEM                                  778,153          (503,180)
INCOME TAXES (RECOVERY)                                72,511            (8,825)
                                                 ------------      ------------

NET INCOME (LOSS) BEFORE
  EXTRAORDINARY ITEM                                  705,642          (494,355)

EXTRAORDINARY ITEM--GAIN ON
  EXTINGUISHMENT OF DEBT, NET OF
  INCOME TAXES OF $121,000                               --           1,962,175
                                                 ------------      ------------
NET INCOME                                       $    705,642      $  1,467,820
                                                 ============      ============

EARNINGS (LOSS) PER SHARE:
 NET INCOME (LOSS)BEFORE
  EXTRAORDINARY ITEM                             $        .07      $       (.07)
 EXTRAORDINARY ITEM--GAIN ON
   EXTINGUISHMENT OF DEBT, NET OF
   INCOME TAXES OF $.02 FOR 1994                         --                 .29
                                                 ------------      ------------
NET INCOME                                       $        .07      $        .22
                                                 ============      ============
WEIGHTED AVERAGE
 OUTSTANDING SHARES                                14,452,746         6,660,846
                                                 ============      ============

                         CANDIE'S, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE NINE MONTHS ENDED OCTOBER 31,
                                   (unaudited)

                                                     1995              1994
                                                 ------------      ------------

                                                                     Restated
                                                                     (Note 6)


LANDED SALES                                     $ 26,793,435      $ 14,059,938
COMMISSION AND
 LICENSING INCOME                                   3,399,892         3,413,182
                                                 ------------      ------------
TOTAL REVENUES                                     30,193,327        17,473,120
COST OF LANDED SALES                               21,868,908        12,382,485
                                                 ------------      ------------

TOTAL GROSS PROFIT                                  8,324,419         5,090,635
                                                 ------------      ------------

OPERATING EXPENSES:
 SELLING EXPENSES                                   3,653,856         3,265,138
 GENERAL & ADMINISTRATIVE EXPENSES                  2,615,305         2,381,490
 REVERSAL OF ACCRUAL NO LONGER
  REQUIRED - PENSION PLAN                                --            (340,000)
                                                 ------------      ------------

   TOTAL OPERATING EXPENSES                         6,269,161         5,306,628
                                                 ------------      ------------

OPERATING INCOME (LOSS)                             2,055,258          (215,993)
OTHER (DEDUCTIONS) AND INCOME:
  (LOSS) GAIN ON SETTLEMENT OF
   OBLIGATIONS                                       (113,000)          728,249
  INTEREST - NET                                     (628,079)         (534,844)
  OTHER EXPENSES                                         --            (131,858)
                                                 ------------      ------------

TOTAL OTHER (DEDUCTIONS) AND INCOME                  (741,079)           61,547
                                                 ------------      ------------

INCOME (LOSS) BEFORE TAXES AND
  EXTRAORDINARY ITEM                                1,314,179          (154,446)
INCOME TAXES                                          132,611             3,586
                                                 ------------      ------------

NET INCOME (LOSS) BEFORE
  EXTRAORDINARY ITEM                                1,181,568          (158,032)

EXTRAORDINARY ITEM--GAIN ON
  EXTINGUISHMENT OF DEBT, NET OF
  INCOME TAXES OF $121,000                               --           1,962,175
                                                 ------------      ------------
NET INCOME                                       $  1,181,568      $  1,804,143
                                                 ============      ============

EARNINGS (LOSS) PER SHARE:
 NET INCOME (LOSS BEFORE EXTRAORDINARY
  ITEM                                           $        .14      $       (.03)
 EXTRAORDINARY ITEM--GAIN ON
   EXTINGUISHMENT OF DEBT, NET OF
   INCOME TAXES OF $.02 FOR 1994                         --                 .34
                                                 ------------      ------------
NET INCOME                                       $        .14      $        .31
                                                 ============      ============
WEIGHTED AVERAGE
 OUTSTANDING SHARES                                 8,542,944         5,752,943
                                                 ============      ============

                                 CANDIE'S, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE NINE MONTHS ENDED OCTOBER 31, 1995
                                   (unaudited)


                                Restated (Note 6)


                     Common    Stock     Paid-In     Accumulated
                     Shares    Amount    Capital       Deficit        Total
                  ----------   ------   ----------   -----------    ----------

Balance,
January, 1995
as previously
reported           8,709,465   $8,709   $9,162,837   $(4,779,649)   $4,391,897

Capital
Transaction                                740,000      (740,000)
                  ----------   ------   ----------   -----------    ----------

Balance,
January 31, 1995   8,709,465    8,709    9,902,837    (5,519,649)    4,391,897


Issuance of common
 stock due to
 warrant exercise.    32,609       33       37,468                      37,501

Net income                                             1,181,568     1,181,568

Balance,
October 31, 1995   8,742,034   $8,742   $9,940,305   $(4,338,081)   $5,610,966
                   =========   ======   ==========   ===========    ==========

                         CANDIE'S, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE NINE MONTHS ENDED OCTOBER 31,
                                  (unaudited)

                                                      1995             1994
                                                   -----------      -----------

                                                    Restated
                                                    (Note 6)

CASH FLOWS FROM
 OPERATING ACTIVITIES:

Net Income                                         $ 1,181,568      $ 2,544,143
Items In Net Income
 Not Affecting Cash:
  Provision For Losses On
   Accounts Receivable                                   3,124           20,500
  Depreciation and Amortization                        316,811          372,174
  Provision For Pension Costs                             --           (340,000)
  Gains on Settlement of
    Obligations                                           --         (3,551,424)
  Loss on Disposal of Fixed Assets                        --             60,755

  Increase (Decrease) In Cash
   Flows From Changes In Operations:
   Assets and Liabilities                           (1,273,965)        (380,739)
                                                   -----------      -----------

    Net Cash Provided By (Used In)
     Operating Activities                          $   227,538      $(1,274,591)
                                                   -----------      -----------

                         CANDIE'S, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE NINE MONTHS ENDED OCTOBER 31,
                              (unaudited) (CONT'D.)

                                                       1995            1994
                                                   -----------      -----------
                                                    Restated
CASH FLOWS FROM                                     (Note 6)
 INVESTING ACTIVITIES:
 Capital Expenditures                              $   (57,812)     $   (69,089)
                                                   -----------      -----------
   Net Cash Used in
    Investing Activities                               (57,812)         (69,089)
                                                   -----------      -----------
CASH FLOWS FROM
 FINANCING ACTIVITIES:
 Proceeds from Notes Payable -New Retail
   Concepts, Inc.                                      600,000             --
 Repayments of Notes Payable - New Retail
   Concepts, Inc.                                     (600,000)            --
 Net Payments under Revolving Credit
   Agreement                                              --           (570,000)
 Proceeds from private placements
   net of expenses                                        --          2,009,319
 Proceeds from exercise of warrants                     37,501             --
                                                   -----------      -----------
   Net Cash Provided By
    Financing Activities                                37,501        1,439,319
                                                   -----------      -----------
NET INCREASE IN CASH AND
 CASH EQUIVALENTS                                      207,227           95,639

CASH AND CASH EQUIVALENTS,
 beginning of period                                      --            114,153
                                                   -----------      -----------
CASH AND CASH EQUIVALENTS,
 end of the period                                 $   207,227      $   209,792
                                                   ===========      ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest                                      $   567,532      $   813,525
                                                   ===========      ===========
     Income Taxes                                  $    53,757      $    49,310
                                                   ===========      ===========

Issuance of 1,050,740  shares
 of common stock in connection
  with settlement of obligation
  to creditors:
         Issuance of common stock                  $      --        $ 1,278,500
         Increase in prepaid expenses                     --            (66,350)
         Reduction of security deposit                    --             74,531
         Reduction of accounts payable                    --         (1,421,666)
         Reduction of accrued royalty                     --           (382,031)
         Reduction of inventory                           --            139,460
         Reduction of note payable                        --           (325,000)
         Reduction of accrued expenses                    --           (280,693)
                                                   -----------      -----------
Total                                              $      --        $  (983,249)
                                                   ===========      ===========
Capital Contribution                               $      --        $   740,000
                                                   ===========      ===========
Issuance of 100,000 shares of stock                $      --        $   115,000
                                                   ===========      ===========

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

3. Property and Equipment

Major classes of property and equipment consist of the following:

                         CANDIE'S, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                October 31, 1995

                                         October 31,  January 31,
                                            1995         1995
                                         ---------     ---------
Furniture and equipment                  $ 807,874     $ 750,063
Transportation                              20,750        44,443
                                         ---------     ---------
                                           828,624       794,506
Less accumulated depreciation
 and amortization                          690,331       651,546
                                         ---------     ---------
Net property and equipment               $ 138,293     $ 142,960
                                         =========     =========

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

Due to Factor is comprised as follows:

                                       October 31,   January 31,
                                          1995          1995
                                       ----------     ---------
Accounts Receivable - assigned         $5,972,752    $3,478,771
Outstanding advances                    6,383,548     4,640,806
                                       ----------     ---------
   Due to Factor                       $  410,797    $1,162,035
                                       ==========    ==========

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

Rent expense was approximately $177,095 and $205,229 for the nine months ended October 31, 1995 and 1994, respectively. As of October 31, 1995, future net minimum lease payments under noncancellable operating lease agreements are as follows:

               1996                           $   58,000
               1997                              231,000
               1998                              255,000
               1999                              283,000
               2000                              289,000
               Thereafter                         48,000
                                               ---------
                                              $1,164,000

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

(b) In June 1991, the Company and prior management received a notice from the U.S. Customs Service ("U.S. Customs"), that it intended to audit the Company's payments of customs duties for the period 1986 to June 1991. After a pre-audit review, the Company voluntarily reported to U.S. Customs in September 1991 that it had miscalculated certain customs duties owed, resulting in underpayment of $1,627,344 which was included in operations for the year ended January 31, 1992.

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

The Company's cash flow from operating activities increased for the nine month period ended October 31, 1995 compared to the same period of the prior year. Net cash provided by operating activities totaled $227,538 for the nine months ended October 31, 1995 compared to net cash used in operating activities of $1,274,591 for the nine months ended October 31, 1994. The increase in cash flow from operating activities for the 1995 period resulted primarily from the Company's income before extraordinary item.

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

                           PART II -Other Information

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

                                               CANDIE'S, INC.
                                               -----------------------------
                                                (Registrant)

DATED: April 26, 1996                          By:  /s/ Neil Cole
                                               -----------------------------
                                                  NEIL COLE
                                                  President and
                                                  Chief Executive Officer
                                                  (Principal Executive and
                                                  Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.       Description                                             Page

    11         Computation of Earnings per Share                            22
                (Three months ended October 31, 1995 and 1994)

               Computation of Earnings per Share                            23
                (Nine months ended October 31, 1995 and 1994)

    27         Financial Data Schedule                                      24