Form 10KSB
period 1996-01-31
CANDIES INC
filed 1996-05-09
CIK 857737

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of
    1934

              For the fiscal year ended January 31, 1996

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from            to

Commission File Number 0-10593

                                 CANDIE'S, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

          Delaware                                               11-2481903
- --------------------------------                             -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

2975 Westchester Avenue, Purchase, New York                             10577
- --------------------------------------------                          ----------
(Address of principal executive offices)                              (Zip Code)

Issuer's telephone number, including area code:  (914) 694-8600

Securities registered under Section 12(b) of the Exchange Act:

                                                           Name of each exchange
Title of each class                                         on which registered
- -------------------                                         -------------------
     None                                                      Not Applicable

Securities registered under Section 12(g) of the Exchange Act:

        Common Stock, $.001 par value and Common Stock Purchase Warrants
        ----------------------------------------------------------------
                                (Title of Class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

     Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's revenues for the fiscal year ended January 31,1996 were:
$37,914,127.

     The aggregate market value of the voting stock held by non-affiliates of the registrant (based upon the closing sale price) on May 7, 1996 was approximately $18,500,000.

     As of May 7, 1996, 9,339,677 shares of Common Stock, par value $.001 per share were outstanding.

           Transitional Small Business Disclosure Format (check one):

                                Yes [ ]  No [X]

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                                   TABLE OF CONTENTS

                                                                                                                  Page
                                                                                                                  ----
                                                        PART I

Item  1.        Description of Business......................................................................       1
Item  2.        Description of Property......................................................................       8
Item  3.        Legal Proceedings............................................................................       8
Item  4.        Submission of Matters to a Vote of Security-Holders..........................................      10


                                                        PART II

Item  5.        Market for Common Equity and Related Stock
                Holder Matters...............................................................................      11
Item  6.        Management's Discussion and Analysis or Plan of Operation....................................      12
Item  7.        Financial Statements ........................................................................      19
Item  8.        Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure.....................................................................      19


                                                       PART III

Item  9.        Directors, Executive Officers, Promoters
                and Control Persons; Compliance with Section 16(a)
                of the Exchange Act .........................................................................      20
Item 10.        Executive Compensation.......................................................................      21
Item 11.        Security Ownership of Certain Beneficial Owners
                and Management...............................................................................      26
Item 12.        Certain Relationships and Related Transactions...............................................      27
Item 13.        Exhibits, List and Reports on Form 8-K.......................................................      30

                                     PART I

Item 1.  Business

Introduction

     Candies, Inc. and its subsidiaries (together the "Company") are engaged primarily in the design, marketing and importation of a variety of moderately-priced women's and girls' casual and fashion footwear under the CANDIE'S(R) trademark for distribution to better department and specialty stores nationwide. The Company also arranges for the manufacture of footwear products, similar to those produced under the CANDIE'S trademark, for mass market and discount retailers, under one of the Company's other trademarks or under the private label brand of the retailer, and distributes a variety of men's workboots, hiking boots, winter boots and outdoor casual shoes designed and marketed by the Company's wholly-owned subsidiary, Bright Star Footwear, Inc. ("Bright Star") under private labels and a brand name licensed by the Company from third parties specifically for use by Bright Star (ASPEN(R)). The Company has entered into an agreement with the owner of the BONGO(R) trademark to act as exclusive licensee to manufacture and market footwear in North America under the BONGO(R) trademark for an initial period expiring July 31, 1998, which may be extended by the Company under certain circumstances, to July 31, 2001. The Company licenses the CANDIE'S trademark to third parties for the sale of other products (children's footwear and women's intimate apparel) pursuant to exclusive license agreements which require the licensees to pay royalties, including minimum royalties, to the Company.

CANDIE'S(R) Footwear Products

     CANDIE'S(R) brand fashion and casual footwear is designed primarily for girls and women, aged 14 to 40, featuring a variety of styles for a variety of uses. The retail prices of CANDIE'S footwear generally ranges from $30 to $60. Four times per year, as part of its Spring and Fall collections, the Company generally designs and markets 30 to 40 different styles of shoes among its footwear categories. Approximately 25% of such styles are "updates" of the Company's most popular styles from prior periods and the Company considers such footwear to be "core" products.

     The Company's designers analyze and interpret fashion trends and translate such trends into shoe styles consistent with the CANDIE'S image and price point. Fashion trend information is compiled by the Company's designers through various methods, including travel to Europe, to identify and confirm seasonal trends, utilization of outside fashion forecasting services and attendance at trade shows and seminars. Each season, subsequent to the final determination of that season's line by the design team and management (including colors, trim, fabrics, constructions and decorations), the design team travels to the Company's manufacturers to oversee the production of the initial sample lines.

BONGO Footwear Products

     The Company also designs fashion and casual footwear for girls and women, aged 14 to 40 and markets and distributes such footwear under the Bongo trademark pursuant to a license agreement with the owner of such trademark. Such footwear generally retails at prices range of $30 to $50 and is distributed by the Company to department and specialty retail stores, including Nordstroms, Burdines, Wet Seal/Contempo Casuals, Mervyns and Edison Brothers.

Private Label Operations

     The Company arranges for the manufacture of women's footwear, acting as agent for mass market and discount retailers, primarily under the retailer's private label brand. Under its agency arrangements, the Company receives a commission based upon the purchase price of the products purchased from the manufacturer for providing design expertise, arranging for the manufacturing of the footwear, oversight of production, inspection of the finished goods and arranging for the sale of the finished goods by the manufacturer to the retailer. All of the private label footwear is presold against firm purchase orders.

Bright Star Footwear

     Bright Star Footwear, Inc. ("Bright Star"), a wholly owned subsidiary of the Company, acting principally as agent for its customers, designs, markets and distributes a wide variety of workboots, hiking boots, winter boots and mens' leisure footwear, which is either unbranded or marketed under the private label brand names of Bright Star's customers or under the Company's licensed brand, ASPEN. Bright Star's customer base consists of a broad group of retailers, including discounters, specialty retailer and better grade accounts, which provides Bright Star a distribution base for its footwear. Bright Star's products are directed toward a low to moderately-priced market. The retail prices of Bright Star's footwear generally ranges from $12 to $60.

Manufacturing

     The Company does not own or operate any manufacturing facilities. The Company's footwear products are manufactured to its specifications by a number of independent suppliers located in Korea, China, Brazil, Mexico, Italy, the United States, Taiwan, Indonesia and Thailand. No single supplier accounts for more than 10% of the Company's footwear products, except for Synco Footwear
Company, Inc., a company that indirectly supplies the Company with footwear products which the Company orders through its independent buying agent, Redwood Shoe Corp. ("Redwood"). The Company believes that such diversification permits it to respond to customer needs and minimizes risks associated with foreign manufacturing. The Company has developed, and seeks to develop, long-term relationships with manufacturers that can produce a high volume of quality products at competitive prices.

     The Company negotiates the price of finished products with its suppliers. Such suppliers manufacture the products themselves or subcontract with other manufacturers. Bright Star utilizes unaffiliated agents who are responsible for identifying suppliers, planning production schedules, supervising manufacture, inspecting samples and finished products and arranging for the shipment of goods directly to customers in the United States.

     Most raw materials necessary for the manufacture of the Company's footwear are purchased by the Company's suppliers from vendors located in the country of manufacture. Goods are purchased by the Company from its suppliers either by the issuance of letters of credit prior to shipment of the goods or on open account generally payable within 30-60 days after shipment of the goods. Although the Company believes that the raw materials required (which include leather, nylon, canvas, polyurethane and rubber), are available from various alternative sources, there can be no assurance that any such materials will continue to be available on a timely or cost-effective basis.

     Once the design of a new shoe is completed (including the production of samples), which generally requires approximately three months, the shoe is offered for sale to wholesale purchasers. After orders are received by the Company, the acquisition of raw materials, the manufacture of the shoes and shipment to the customer each take approximately one month. If the shoes are produced in the United States or shipped via air freight, rather than ocean freight, the shipment time is reduced. There can be no assurance that, in the future, the capacity or availability of suppliers will be adequate to meet the Company's needs.

Tariffs, Import Duties and Quotas

     All products manufactured overseas are subject to United States tariffs, customs duties and quotas. In accordance with the Harmonized Tariff Schedule (a fixed duty structure in effect since January 1, 1989), the Company pays import duties on its footwear products manufactured outside of the United States ranging from approximately 2.5% to 60%, depending on whether the principal component of the product is leather or some other material. Inasmuch as the Company's products have differing compositions, the import duties vary with each shipment of footwear products. Since 1981, there have not been any quotas or restrictions imposed on footwear imported by the Company into the United States.

     The Company is unable to predict whether, or in what form, quotas or other restrictions on the importation of its footwear products may be imposed in the future. Any imposition of quotas or other import restrictions could have a material adverse effect on the Company. In addition, other restrictions on the importation of footwear and apparel are periodically considered by the United States Congress and no assurance can be given that tariffs or duties on the Company's goods may not be raised, resulting in higher costs to the Company, or that import quotas respecting such goods may not be lowered which could restrict or delay shipment of products from the Company's existing foreign suppliers.

Backlog

     At April 25, 1996, the Company had an estimated backlog of orders for footwear products of approximately $21.5 million, as compared to a backlog of approximately $24 million at April 25, 1995. The Company anticipates that all of the orders constituting backlog at April 25, 1996 will be filled by the end of Fiscal 1997. The backlog at any particular time is affected by a number of factors, including seasonality, the buying policies of retailers and the scheduling of manufacture and shipment of products. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

Seasonality

     Demand for the Company's footwear has historically peaked during the months of June through August (the fall/back-to-school selling season). As a result, shipment of the Company's products have been heavily concentrated in the second and third fiscal quarters. Therefore, the Company's results of operations typically fluctuate significantly from quarter to quarter. The Company has sought to reduce fluctuations in its quarterly operating results by marketing additional footwear categories during other selling seasons. However, there can be no assurance that the Company will be able to achieve consistent quarterly operating results in the future by implementing this strategy. The success of this strategy depends upon market acceptance of the additional products offered during selling seasons other than the peak season, of which there can be no assurance. Accordingly, quarterly operating results may continue to fluctuate significantly in the future.

Customers and Sales

     During the fiscal year ended January 31, 1996 ("Fiscal 1996"), the Company sold its footwear products to more than 500 retail accounts consisting of department stores, mass merchandisers, shoe stores and other outlets, including Federated Stores (which includes Macy's and Bloomingdale's), Nordstrom's and Mercantile. During Fiscal 1996, no individual customer accounted for more than 10% of the Company's revenues. There can be no assurance that such customers will continue to purchase products from the Company or utilize its services in the future.

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

     The Company currently utilizes the services of seven full-time sales persons, including employees and independent contractors, who are compensated on a commission basis. The Company emphasizes customer service in the conduct of its operations and maintains a customer service department. The Company's customer service department processes customer purchase orders and supports the sales representatives to coordinate orders and shipments with customers.

Licensing of CANDIE'S Trademark

     The Company has licensed the CANDIE'S trademark for use in connection with the manufacture and distribution of women's intimate and children's footwear under license agreements expiring in December 1996 and 1998, respectively. Each license agreement requires the licensee to pay royalties based on a specified percentage of the licensee's net sales against a minimum royalty that increases over the term of the license agreement. The licensee for the manufacture and distribution of children's footwear is Kid Nation, Inc., a subsidiary of Brown Group, Inc. (a company which markets footwear under the Buster Brown(R), Dr. Scholls(R) and Disney(R) brand names), and the licensee for women's intimate apparel is Wundies, Inc. The license agreement with Kid Nation, Inc. permits the licensee to extend the term thereof for an additional three years if specified minimum net sales targets are achieved by the licensee and requires the licensee to pay an advertising fee to the Company. The license agreement with Wundies, Inc. is cancellable by either party on six months' notice. Children's footwear marketed under the CANDIE'S trademark retails at between $20 and $40 a pair and is distributed to department and specialty retail stores throughout the United States. It is likely that the success of the Company's licensed product lines will be closely related to the success of the Company's footwear program.

     The Company intends to seek new license agreements in apparel, accessories and related categories. In evaluating a prospective licensee, the Company will consider its experience, financial stability, performance, reputation, distribution and marketing ability. The Company will also evaluate the marketability of the proposed product categories and their compatibility with the product lines of the Company's existing CANDIE'S licenses. There can be no assurance that the Company can successfully license its products in the future.

Trademarks and Trade Names

     The Company owns federal trademark registrations for the trademark registration for CANDIE'S(R) and believes that such trademark has significant value and is, or will be, important to the marketing of the Company's products and those of its licensees. The Company also owns the trademarks Action Club(R), Full Moon(R), Sugar Babies(R) and Take A Hike(R), which are not considered to be material to the Company's current operations. There can be no assurance that the Company's trademarks do not, and will not, violate the proprietary rights of others, that they would be upheld if challenged or that the Company would, in such an event, not be prevented from using the trademarks, any of which could have a material adverse effect on the Company. In addition, there can be no assurance that the Company will have the financial resources necessary to enforce or defend its trademarks.

     The Company also sells footwear under the BONGO and ASPEN trademarks, which the Company licenses from third parties. The BONGO license expires on July 31, 1998, subject to the Company's right to extend the license through July 31, 2001, and grants the Company the exclusive right to market and distribute footwear under the BONGO trademark in North America. The BONGO license requires the Company to pay royalties based on a percentage of the sales exceeding certain minimum royalty payments. The ASPEN license expires on September 30, 1996, subject to the Company's right to extend the license through September 30,

1997. The inability of the Company to utilize the BONGO trademark, for whatever reason, could have a material adverse effect on its business.

Competition

     The footwear industry is extremely competitive in the United States and the Company faces substantial competition in each of its product lines. In general, competitive factors include quality, price, style, name recognition and service. Although the Company believes that it can compete favorably in these areas, there can be no assurance that it will be able to do so. In addition, the presence in the marketplace of various fashion fads and the limited availability of shelf space can affect competition. Many of the Company's competitors have substantially greater financial, distribution, marketing and other resources than the Company and have achieved significant name recognition for their brand names, such as Esprit(R), Bass(R) and Eastland(R). There can be no assurance that the Company will be able to successfully compete with the companies marketing these products.

Employees

     At April 25, 1996, the Company employed 32 persons, of whom three act in executive capacities, seven are full-time sales and marketing personnel, five are customer service representatives, two are product development personnel and 15 are administrative personnel. None of the Company's employees is represented by a union. The Company also utilizes the services of several independent contractors who are engaged in sales. The Company considers its relations with its employees to be good.

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

     Under the terms of the Agreement, the Company may be required, under certain conditions, to make additional capital contributions not exceeding $100,000 in any 30 day period. If a joint venturer fails to make such required contributions within such 30 days, it may be contributed by the other joint venturer whose share of income and distributions will be adjusted based on their share of capital. The Joint Venture terminates on December 31, 2025, unless sooner terminated by the occurrence of events as defined in the Agreement. Either party to the Agreement may abandon its interest in the Joint Venture by prior written notice to the other party.

Item 2.  Description of Property

     The Company currently occupies 14,430 square feet of office and showroom space at 2975 Westchester Avenue, Purchase, New York pursuant to a lease which expires on April 1, 2000. The monthly rental expense pursuant to the lease is $19,240 per month through March 1997, $21,645 per month for the next 12 months and, thereafter, $24,050 per month through the expiration date of the lease.

Item 3.  Legal Proceedings

     Except as set forth below, no material proceedings to which the Company is a party, or to which any of its properties are subject, are pending or are known to be contemplated, and the Company knows of no material legal proceedings, pending or threatened, or judgments entered, against any director or officer of the Company in his capacity as such.

     In December 1994, the Company settled an action that was instituted in the United States District Court for the Southern District of New York against the Company and Barry Feldstein, its former president, by Pentland USA, Inc. ("Pentland") and its parent company. Pursuant to the settlement agreement, the Company agreed to pay $445,000 to Pentland, of which $362,200 has been paid and the balance is to be paid over a six month period expiring in October 1996.

     In July 1992, a class action was instituted in the United States District Court for the Southern District of New York against the Company and its former directors by Food and Allied Service Trades Department, AFL-CIO, for itself and on behalf of all other similarly situated stockholders. In 1995, the Company entered into a agreement with the plaintiffs to settle this action, which agreement was approved by the court in December 1995. Pursuant to the settlement, the Company made a $100,000 cash payment to the plaintiffs and will issue to the plaintiffs that number of shares of its Common Stock (up to a maximum of 600,000 shares) which would allow the plaintiffs to realize an additional $550,000 upon the sale of such shares over a two-year period. If the plaintiffs do not realize $550,000 from the sale of such shares, the Company will be required to pay the amount of any deficiency to the plaintiffs.

     In October 1994, an action was commenced against the Company and New Retail Concepts, Inc. ("NRC"), a principal stockholder of the Company, in the United States District Court for the Southern District of New York by a former employee of the Company and NRC, in which the employee alleged that pursuant to a services allocation agreement between the Company and NRC, the Company undertook to perform NRC's obligations under an employment agreement between the plaintiff and NRC. In June 1995, the Company, NRC and the plaintiff entered into a settlement agreement under which the Company and NRC agreed to be jointly responsible to pay $226,000 to the plaintiff, of which approximately $125,500 has been paid and the balance is to be paid over an eight month period expiring in December 1996. Each of NRC and the Company, as between themselves, has agreed to pay 50% of the $226,000 settlement amount.

     In February 1996, the Company settled a proceeding pending before the U.S. Securities and Exchange Commission ("SEC") with respect to alleged violations of
Section 5 of the Securities Act of 1993 in connection with the Company's 1993 Regulation S offering (the "Offering") of shares of Common Stock in the aggregate amount of $2,000,000. In the proceeding, the SEC found that the sales of Common Stock in the Offering did not qualify for an exemption from the registration requirements of Section 5 of the Securities Act of 1933. In accepting the settlement with the SEC, the Company neither admitted nor denied the SEC's allegations and findings, and consented to the entry of an order in which it agreed to permanently cease and desist from committing or causing any violation, and any future violations, of Section 5 of the Securities Act of 1933.

Item 4.  Submission of Matters to a Vote of Security Holders

     Not Applicable.

                                     PART II

Item 5.  Market for Common Equity and
         Related Stockholder Matters

     The Company's Common Stock has been traded in the over-the-counter market and quoted on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") since January 22, 1990 (under the symbol "CAND" since February 23, 1993 and, prior to such time, under the symbol "SHOE"); the Common Stock is currently traded on the NASDAQ National Market System. The following table sets forth, for the indicated periods, the high and low sales for the Common Stock as reported by NASDAQ:

                                                             High          Low
                                                            ------        ------
Fiscal Year Ended January 31, 1995
     First Quarter.......................................   $ 2.75        $ 1.75
     Second Quarter......................................     2.63          1.50
     Third Quarter.......................................     2.63          1.63
     Fourth Quarter......................................     2.00           .88

Fiscal Year Ended January 31, 1996
     First Quarter.......................................   $ 1.69         $1.06
     Second Quarter......................................     2.81          1.13
     Third Quarter.......................................     4.44          1.94
     Fourth Quarter......................................     2.94          1.69

     As of April 29, 1996, there were 142 holders of record of the Company's Common Stock. The Company believes that, in addition, there are in excess of 300 beneficial owners of its Common Stock, which shares are held in "street name."

     The Company has not paid cash dividends on its Common Stock since its inception. The Company anticipates that for the foreseeable future, earnings, if any, will be retained for use in the business or for other corporate purposes, and it is not anticipated that cash dividends will be paid.

Item 6.  Management's Discussion and Analysis
         or Plan of Operations

     This discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, among others, those discussed below as well as those discussed elsewhere in this Report on Form 10-KSB. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

Liquidity and Capital Resources

     At January 31, 1996, the Company had a working capital deficit of $68,360 compared to a working capital deficit of $1,541,894 at January 31, 1995 and the Company had indebtedness to Congress Talcott Corporation ("Congress") of $1,299,096 as compared to $1,162,035 at January 31, 1995. At January 31, 1996,
the Company had continuing obligations under various settlement agreements with certain vendors entered into during Fiscal 1995 amounting to $262,311, all of which will be paid during Fiscal 1997. The Company's allowance for doubtful accounts increased from $45,000 at January 31, 1995 to $63,400 at January 31, 1996. Receivables are typically factored and therefore, the risk of non-collection by reason of financial inability to pay passes from the Company to the factor.

     The Company expects a continuation of the recent trend of increases in revenues through increased sales of footwear under the licensed BONGO trademark, increased royalty income from licensing of the CANDIE'S trademark and continued aggressive marketing of CANDIE'S footwear. The Company plans to aggressively market the CANDIE'S trademark during Fiscal 1997.

     The Company and/or its designees have been granted an option to purchase until July 31, 1996, subject to earlier termination, from a stockholder of the Company, up to 450,000 shares of the Company's common stock at $1.63 per share. There can be no assurance that the Company will acquire any shares pursuant to this option.

     The Company has relied in the past primarily upon revenues generated from operations, borrowings from its factor, and sales of securities to finance its liquidity and capital needs. Net cash provided by operating activities totaled approximately $225,000 in Fiscal 1996 as compared to cash used in operating activities of approximately $1,625,000 in Fiscal 1995. Net cash provided by operating activities in Fiscal 1996 resulted primarily from net income of $1,053,956, an increase in accounts payable of $627,969, an increase in due to factor of $137,061, non-cash items of depreciation and amortization of $423,868, offset by an increase in accounts receivable of $692,739, an increase in prepaid expenses of $383,714, an increase in inventories of $730,788 and a decrease in accrued expenses of $374,165. Net cash used in operating activities for Fiscal 1995 resulted principally from net income from operations of $27,000, an increase in accounts payable of $712,000, a decrease of inventory of $304,000 and non-cash items of depreciation and amortization of $496,000, offset by a decrease in amounts due to factor of $620,000, an increase in restricted cash of $100,000, provisions for anticipated costs of terminating the Company's pension plan of $340,000, a reduction in amounts due to vendors of $510,000 and a gain on extinguishment of debt of $2,186,000.

     Net cash used in investing activities of $58,000 and $67,000 for Fiscal 1996 and Fiscal 1995, respectively, resulted from certain capital expenditures.

     Net cash provided by financing activities of $37,501 in Fiscal 1996 resulted from the exercise of common stock warrants previously outstanding. Net cash provided by financing activities in Fiscal 1995 of approximately $1,578,000 resulted primarily from the net proceeds from private placements of securities of $2,137,000, which was offset by the Company's use of $570,000 to repay long term debt.

     Under the Company's accounts receivable factoring agreement with Congress, the Company may borrow up to $10 million from Congress limited to 85% of the value of eligible accounts receivable and 50% of the value of eligible finished goods inventory (to a maximum of $6 million of inventory value) in which Congress has a security interest. Congress has also agreed to arrange for the opening, for the Company's account, of documentary letters of credit (up to a maximum of $2.5 million) for the benefit of suppliers of the Company. The Company must deposit with Congress an amount equal to 43% of the amount of each letter of credit to be opened. Borrowings bear interest at an annual rate equal to the prime rate of Philadelphia National Bank in effect from time to time plus 1.5% (currently 9.75% per annum) and factoring commissions on accounts receivable assigned to Congress at the rate of .75%.

     The Company has been selling footwear under the BONGO trademark since February 1995 pursuant to a license agreement with the owner of the BONGO trademark. The Company paid the licensor $200,000 upon execution of the license agreement. The license provides for the payment of $820,000, the minimum royalties over the initial term of the license which expires on July 31, 1998.

     Management continues to seek means of reducing costs while increasing revenues. In this connection, the Company entered into an agreement with Redwood dated April 3, 1996 (the "Redwood Agreement") to pay $50,000 to Redwood and to issue 1,050,000 shares of Common Stock (the "Redwood Shares") and an option to purchase 75,000 shares of Common Stock (the "Option Shares") to Redwood in contingent satisfaction of $1,680,000 of accounts payable to Redwood. Under the Redwood Agreement, the Company has agreed to file a registration statement with respect to the Redwood Shares and the Option Shares within 60 days after the date of the Redwood Agreement, and Redwood has agreed that the Company's liability for such accounts payable will be released upon the earliest of (a) such registration statement being declared effective by the SEC under the Securities Act of 1933, as amended (the "Act"), (b) the date Redwood sells all of the Redwood Shares, and (c) the date Redwood receives an opinion of counsel that the Redwood Shares may be sold pursuant to Rule 144(k) under the Act. The effect of such release will be to increase the Company's working capital and stockholders' equity by $1,680,000.

     Redwood has supplied the Company with approximately 50% and 90% of the Company's total purchases for Fiscal 1995 and Fiscal 1996, respectively. Total open purchase commitments with Redwood amounted to approximately $4,000,000 at January 31, 1996.

     The Company expects to incur a loss for the three months ending April 30, 1996, primarily as a result of the seasonal nature of its business. Notwithstanding the increased cash flow required to fund the anticipated first quarter loss, management believes that its on-going cost containment efforts plus the support of its trade vendors and institutional lenders, will provide the Company with sufficient working capital and net income for the 12 months ending January 31, 1997. However, there can be no assurance that the Company will be able to generate sufficient funds to meet future operating expenses thereafter, and the Company may therefore be required to seek to obtain additional financing from, among other sources, institutional lenders and the sale of its securities. There can be no assurance that if required, the Company will be able to obtain any such financing. At January 31, 1996 and 1995, the Company had $342,708 and $1,782,708, respectively, of outstanding letters of credit and approximately $2,157,000 and $540,000, respectively, of available letters of credit under its factoring arrangement with Congress. This decrease in outstanding letters of credit is principally due to the amounts of open account credit extended by the Company's principal footwear supplier. Such amounts are generally paid on 30 day terms.

Inflation

     The Company believes that the relatively moderate rate of inflation over the past few years has not had a significant impact on the Company's revenues or profitability.

Results of Operations

     The following table reflects the results of operations for the periods indicated.

(In Thousands)                                           Year Ended January 31
                                                         ---------------------
                                                         1996             1995
                                                         ----             ----
Net revenues.....................................      $37,914         $ 24,192
Cost of goods sold...............................       27,427           17,827
                                                       -------         --------
Gross profit.....................................       10,487            6,365

Selling expense..................................        5,066            4,575
General and administrative
  expense........................................        3,363            3,521
Income on defined benefit plan
  curtailment....................................            -             (340)
                                                       -------         --------

Operating income (loss)..........................        2,057           (1,390)

Loss on settlement of

  obligations....................................         (113)             (77)
Insurance claim proceeds.........................            -              275
Interest expense, net............................         (727)            (647)
  Loss on abandonment of

  fixed assets...................................            -              (61)
                                                       -------          -------
  Income (loss) before income taxes
  and extraordinary item.........................        1,217           (1,901)
Provision of

  income taxes...................................          163               34
                                                       -------          -------
Net income (loss)
  before extraordinary item......................        1,054           (1,935)
Extraordinary item...............................            -            1,962
                                                       -------         --------
Net income (loss) ...............................      $ 1,054         $     27
                                                       =======         ========

Fiscal 1996 Compared with Fiscal 1995

     Net revenues increased by $13,721,994 (56.7%) primarily due to the Company's sales and marketing efforts, including the Company's decision to emphasize sales of casual, outdoor and fashion footwear and the sales from the initial year of the Company's licensed brand, BONGO. These efforts resulted in both an increase in the amount of footwear sold as well as higher profit margins. Accordingly, the Company's gross profit percentage increased to 27.7% from 26.3% a year ago. Selling expenses increased by $490,997, or 10.7%, primarily due to increases in the amount of the salesmen's commissions on increases in footwear sales. General and administrative expenses decreased by $157,473, or 4.5%, principally due to management's efforts to reduce overhead costs through, among others, a reduction in administrative payroll costs and rental expense. Professional fees also declined as a result of the settlement of certain litigation. Total operating expenses increased by 8.7% or $673,524. This increase is principally due to the $340,000 reduction in Fiscal 1995 operating expenses due to the curtailment of the Company's defined benefit plan and the changes in selling, general and administrative expenses noted above. Operating income increased by $3,448,000 to $2,057,476 for Fiscal 1996 from an operating loss of $1,390,524 in Fiscal 1995. Interest expense increased by $79,770 (12.3%) primarily as a result of increased borrowings under the Company's arrangements with Congress and an increased interest rate paid on outstanding indebtedness, offset by the reduction in interest expense due to the indebtedness with the Institutional Lender that was extinguished in October 1994. During Fiscal 1995, the Company recognized extraordinary income of $1,962,175, representing a gain on the extinguishment of debt due to the Institutional Lender. There was no comparable item in Fiscal 1996. As a result of the foregoing, the Company achieved net income of $1,053,956 for Fiscal 1996, compared to net income of $27,259 in Fiscal 1995.

Income Taxes

     At January 31, 1996, the Company and its wholly-owned subsidiaries had net operating losses of approximately $10,200,000 for income tax purposes, which expire in the years 2008 and 2010. The Company cannot utilize these losses unless it is profitable. If the Company achieves taxable income in the future, it will be able to utilize these net operating loss carryforwards to satisfy its tax liabilities to the extent such carryforwards are available. Under certain provisions of the Internal Revenue Code, the use of approximately $5,700,000 of these operating loss carryforwards will be restricted to $275,000 per year. As a result, the Company may not be able to fully utilize these restricted operating loss carryforwards. This restriction may be reduced by the occurrence of certain events.

     Intercontinental Trading Group, Inc. ("ITG"), a 60% owned subsidiary of the Company, files a separate Federal income tax return. At January 31, 1996, ITG had net operating loss carryforwards of approximately $6,900,000 which expire in the years 2006 through 2011. The utilization of these net operating loss carryforwards may also be subject to limitation.

Item 7.  Financial Statements

     The response to this Item is submitted as a separate section of this report commencing on page S-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not Applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     The directors and executive officers of the Company are as follows:

Name                         Age                      Position
- ----                         ---                      --------

Neil Cole                    39              Chairman of the Board, President
                                             and Chief Executive Officer

Gary Klein                   41              Vice President-Finance

Lawrence O'Shaughnessy       47              Chief Operating Officer, Executive
                                             Vice President and Director

Barry Emanuel                55              Director

Mark Tucker                  49              Director


     Neil Cole became Chairman of the Board, President and Chief Executive Officer of the Company on February 23, 1993. During February through April 1992, Mr. Cole served as a director and as acting President of the Company. Mr. Cole has also served as Chairman of the Board, President, Treasurer and a director of NRC, since its inception in April 1985, and as President of El Greco, Inc. from 1984 to 1985.

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

     Lawrence O'Shaughnessy has been a director and Chief Operating Officer of the Company since March 1993 and has been Executive Vice President of the Company since April 1, 1995. He also served as a director of the Company from April to June 1992. Mr. O'Shaughnessy has been President of O'Shaughnessy & Company, a management consulting firm, since March 1991. Since April 1992, Mr. O'Shaughnessy has been President, a director and a principal stockholder of Major League Footwear, Inc. ("MLF"). Until October 1994, when it ceased active operations, MLF was engaged in the importation and distribution of footwear bearing the names and logos of major league baseball teams. From March 1985 through February 1991, Mr. O'Shaughnessy was President of Breeze-Eastern division of TransTechnology Corporation, a designer and manufacturer of airborne hoisting, winching and cargo handling systems.

     Barry Emanuel has been a director of the Company since May 1993. For more than the past five years, Mr. Emanuel has served as President of Copen
Associates, Inc., a textile manufacturer located in New York, New York. Mr. Emanuel received his B.A. degree from the University of Rhode Island.

     Mark Tucker has been a director of the Company since May 1996. From August 1993 to the present Mr. Tucker has been a principal of Mark Tucker, Inc., a family owned business engaged in the design and import of shoes. From December 1992 to August 1993 Mr. Tucker was an independent consultant to the shoe industry. From July 1992 to December 1992 Mr. Tucker was employed as Director of Far East Shoe Wholesale Operations of United States Shoe Far East Limited, a subsidiary of U.S. Shoe Corp. For more than five years prior to July 1992 Mr. Tucker was a principal of Mocambo Ltd., a family owned shoe design and import company.

     Directors are elected annually by the stockholders. Officers are elected annually by the Board of Directors and serve at the discretion of the Board.

     The Company has agreed through March 3, 1998, if so requested by Whale Securities Co., L.P., the underwriter of the Company's public offering in February 1993 (the "Underwriter"), to nominate and use its best efforts to cause the election of a designee of the Underwriter as a director of the Company or, at the Underwriter's option, as a non-voting advisor to the Company's Board of Directors. The Company's officers and directors and holders (as of February
1993) of 5% or more of the outstanding shares of the Company's Common Stock have agreed to vote their shares of Common Stock in favor of such designee. The Underwriter has not yet exercised its right to designate such person. In addition, the Company has agreed, for the three year period expiring on April 3, 1999, upon the receipt of written notice from Redwood, to use its best efforts to cause Mr. Mark Tucker, as Redwood's nominee (or another partner of Redwood, if Mr. Tucker is unavailable to serve) to be elected as a director of the Company. Pursuant to the agreement between the Company and Redwood Mr. Tucker has been appointed as a director of the Company.

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

     Based solely on the Company's review of the copies of such forms received by it, the Company believes that during the year ended January 31, 1996, except as set forth below, filing requirements applicable to its officers, directors and 10% stockholders of Common Stock were complied with: Mr. Cole failed to timely file a Form 4 with respect to the grant of warrants to NRC to purchase up to 700,000 shares of the Company's common stock and the grant to Mr. Cole in December 1995 of an option to purchase 10,000 shares of common stock. Mr. O'Shaughnessy and Mr. Klein each failed to timely file a Form 4 with respect to the grant to each of them in December 1995 of options to purchase 10,000 shares of the Company's common stock.

Item 10.  Executive Compensation

     The following table discloses for Fiscal 1994, 1995 and 1996, respectively, compensation for the person that served as Chief Executive Officer during Fiscal 1996 and for the those persons that served as executive officers of Candie's, Inc. during such fiscal year whose salaries exceeded $100,000 (collectively, the "Named Executives").

                           Summary Compensation Table
                                                                     Long-Term
                                                 Annual             Compensation
                                              Compensation             Awards
                                         ------------------------   ------------
                                                                     Securities
Name and Principal                                                   Underlying
    Position                  Year        Salary($)     Bonus($)     Options(#)
    --------                  ----       ----------     ---------    -----------

Neil Cole                     1996         300,000      66,500(1)     410,000
President and Chief           1995         225,000      46,100(2)     410,000
Executive Officer             1994       163,136(3)        -0-        600,000

Gary Klein                    1996         100,000         -0-         18,000
Chief Financial Officer       1995         106,667         -0-         15,000
and Vice President-           1994         103,969         -0-         20,000
Finance

Lawrence O'Shaughnessy        1996         221,500     19,966(4)      210,000
Chief Operating               1995         186,000        -0-          10,000
Officer                       1994         149,083        -0-          75,000

- ---------------
(1) Represents bonus accrued in Fiscal 1996 under Mr. Cole's employment agreement.

(2) Represents bonus accrued in Fiscal 1995 under Mr. Cole's employment agreement.

(3) Includes $69,062, which represents the fair market value as of February 23, 1993 of 16,250 shares of the Company's Stock awarded to Mr. Cole on that date in lieu of $65,000 of salary accrued but not paid by the Company to Mr. Cole during its Fiscal 1993 and Fiscal 1994, of which approximately $43,300 was accrued in Fiscal 1993 and the balance in Fiscal 1994. Such accrued salary was converted into shares of Common Stock at the rate of

     $4.00 per share. The fair market value of the shares of Common Stock issued to Mr. Cole is based on the per share closing sale price of the Common Stock on February 23, 1993 ($4.25) as reported by NASDAQ.

(4)  Represents   bonus  accrued  in  Fiscal  1996  under  Mr.   O'Shaughnessy's
     employment agreement.

     The following table provides information with the respect to individual stock options granted during Fiscal 1996 to each of the Named Executive officers:

                        Option Grants in Last Fiscal Year
                               (Individual Grants)

                                        % of
                                        Total
                                       Options
                        Shares       Granted to
                      Underlying      Employees      Exercise
                       Options        in Fiscal       Price           Expiration
Name                  Granted(#)        Year          ($/sh)             Date
- ----                  ----------        ----         --------         ----------
Neil Cole             10,000(1)         00.6          1.9375           12/11/99
                     400,000(1)         23.2          1.1600           03/14/99

Gary Klein            10,000(1)         00.6          1.9375           12/11/00
                       4,000(1)         00.2          1.2500           05/18/00
                       4,000(2)         00.2          1.2500           05/18/05

Lawrence              10,000(1)         00.6          1.9375           12/11/00
O'Shaughnessy        200,000(1)         11.7          1.1600           03/31/00

- --------------------
(1) Non-qualified non-plan stock options; each option became exercisable on its date of grant and expires five years from that date. The options for 410,000 shares granted to Mr. Cole and the option for 10,000 shares granted to Mr. O'Shaughnessy are subject to termination prior to their stated expiration dates upon occurrence of certain events related to termination of employment or death.

(2) Qualified options granted pursuant to the Company's 1989 Stock Option Plan. The option became exercisable on its date of grant and expires 10 years from that date.

     The following table sets forth information at January 31, 1996 respecting exercised and unexercised stock options held by the Named Executives. None of the Named Executives exercised any stock options during Fiscal 1996.

                                  Fiscal Year-End Option Values

                        Number of Securities             Value of Unexercised
                       Underlying Unexercised            In-the-Money Options
                    Options at January 31, 1996          at January 31, 1996*
                   ------------------------------     --------------------------
 Name              Exercisable      Unexercisable     Exercisable  Unexercisable
 ----              -----------      -------------     -----------  -------------
Neil Cole           1,420,000           -0-            $749,125         $-0-

Gary Klein             45,000         8,000              21,125          -0-

Lawrence              295,000           -0-             231,125          -0-
O'Shaughnessy

- ----------------
*Options are "in-the-money" if the fair market value of the Common Stock exceeds the exercise price. At January 31, 1996, the closing sale price per share of the Common Stock as reported by NASDAQ was $2.25.

Compensation of Directors

     Directors receive no cash compensation for serving on the Board. However, non-employee directors of the Company are eligible to be granted non-qualified stock options and limited stock appreciation rights under the Company's 1989 Stock Option Plan (the "Plan"). No stock appreciation rights have been granted under the Plan. Non-qualified stock options may be granted under the 1989 Plan for up to 10 years from the date of grant at such exercise prices as the Board of Directors may determine. No non-qualified stock options were granted to non-employee directors under the 1989 Plan during Fiscal 1996. However, in Fiscal 1995, Mr. Barry Emanuel was granted five-year non-plan non-qualified stock options to purchase an aggregate of 25,000 shares of Common Stock at $1.9375 per share.

Employment Contracts and Termination and Change-in-Control Arrangements

     The Company has entered into an employment agreement with Neil Cole, which agreement, as amended, expires on February 28, 1997. Pursuant to such agreement, Mr. Cole received an annual base salary of $300,000 for the year ended February 28, 1996. Mr. Cole's annual base salary under such agreement for the year ending February 28, 1997 is $350,000.

     Pursuant to the employment agreement, Mr. Cole serves as President and Chief Executive Officer of the Company, devotes a majority of his business time to the Company and the remainder of his business time to other business activities, including those of NRC. Pursuant to the agreement, Mr. Cole (i) is entitled to receive a portion of an annual bonus pool equal to five percent of the Company's annual pre-tax profits, if any, divided among the Company's executive officers, as determined by the Board of Directors; (ii) was granted an immediately exercisable non-qualified five-year option to purchase 400,000 shares of the Company's Common Stock at an exercise price of $5.00 per share; and (iii) is entitled to customary benefits, including participation in management incentive and benefit plans, reimbursement for automobile, reasonable travel and entertainment expenses and a life insurance policy in the amount of $1,000,000. Mr. Cole is also entitled to receive such additional bonuses as the Board of Directors may determine. In March 1995, Mr. Cole was granted an immediately exercisable five-year option to purchase 400,000 shares of Common Stock at $1.16 per share in consideration for his agreement to extend the term of his employment to the current expiration date. If Mr. Cole terminates his employment with the Company for "good reason" (as defined in the employment agreement) or the Company terminates Mr. Cole's employment without "cause" (as defined in the employment agreement), including by reason of a "change-in-control" of the Company (as defined in the employment agreement), the Company is obligated to pay Mr. Cole his full salary (at the annual base salary rate then in effect) through the date of termination plus full base salary for one year or the balance of the term of the agreement, whichever is greater.

     The Company has entered into an employment agreement with Mr. O'Shaughnessy with respect to his continued employment as an officer of the Company, which agreement expires on March 31, 1997. Pursuant to such agreement, Mr. O'Shaughnessy received an annual base salary of $225,000 for the year ended March 31, 1996, and will receive an annual base salary of $250,000 for each subsequent year during the term of such agreement, subject to annual increases at the discretion of the Company's Board of Directors. Pursuant to such agreement, Mr. O'Shaughnessy will serve as Executive Vice-President and Chief Operating Officer of the Company, devoting a majority of his business time to the Company and the remainder of his business time to other business activities. Pursuant to such agreement, Mr. O'Shaughnessy (i) will be entitled to receive an annual bonus equal to 1.5% of the Company's annual pre-tax profits, if any; (ii) was granted an immediately exercisable non-qualified five-year option to purchase 200,000 shares of the Company's Common Stock at an exercise price of $1.16 per share; and (iii) will be entitled to customary benefits, including participation in management incentive and benefit plans, reimbursement for automobile, reasonable travel and entertainment expenses and a life insurance policy in an amount equal to his annual base salary.

     The Company has entered into an employment agreement with Gary Klein which provides for his employment as the Vice-President of Finance of the Company for a two year period expiring on November 15, 1996 at an annual salary of $100,000. In addition, the Company will provide Mr. Klein with term life insurance in the amount of $110,000.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information as of May 7, 1996, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of Common Stock by (i) each person known by the Company to be the beneficial owner of more than five percent of the outstanding shares of Common Stock; (ii) each person named in the Summary Compensation Table; (iii) each of the Company's directors; and (iv) all executive officers and directors as a group:

                                                                              Percentage
        Name and Address of                    Amount and Nature of         of Beneficial
        Beneficial Owner (1)                  Beneficial Ownership(2)          Ownership
        --------------------                  -----------------------       -------------
Neil Cole .................................       3,508,946(3)(4)(5)            30.3%

New Retail Concepts, Inc. .................       2,027,696(3)(5)               20.0%

Terren Peizer..............................         650,000                      7.0%
c/o Beechwood Financial Company, Inc.
723 Pacific Coast Highway
Suite 322
Santa Monica, California

Redwood Shoe Corp..........................       1,125,000(6)                  11.9%
8F, 137 Hua Mei West Street
SEC. 1, Taichung, Taiwan, R.O.C.

Lawrence O'Shaughnessy.....................         355,000(7)                   3.7%

Gary Klein.................................          50,000(8)                     *

Barry Emanuel..............................          25,000(9)                     *

Mark Tucker ...............................             -0-(10)                  -0-

All executive officers and directors
as a group (five persons)..................       3,938,946(3)(4)               32.9%
                                                    (5)(7)(8)(9)(10)

- ----------------
* Less than 1%

(1) Unless otherwise noted the address of each person listed below is c/o the Company at 2975 Westchester Avenue, Purchase, New York 10577.

(2) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days upon the exercise of warrants or options. Consequently, each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days from May 7, 1996 have been exercised. Unless otherwise noted, the Company believes that all of the persons named in the above table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

(3) Neil Cole, the President and Chief Executive Officer of NRC, owns, beneficially and of record, approximately 30% of NRC's outstanding common stock. In addition, as President of NRC, Mr. Cole has or will have the right to vote the 2,027,696 shares of the Company's Common Stock beneficially owned by NRC. Mr. Cole disclaims beneficial ownership of these shares.

(4) Includes 1,445,000 shares of Common Stock issuable upon exercise of immediately exercisable warrants and options owned by Neil Cole. Also includes 10,000 shares held by a charitable foundation, of which Mr. Cole and his wife are co-trustees. Mr. Cole disclaims beneficial ownership of the shares held by such charitable foundation.

(5)  Includes   800,000  shares  of  Common  Stock  issuable  upon  exercise  of immediately exercisable options and warrants.

(6)  Includes   75,000  shares  of  Common  Stock   issuable  upon  exercise  of
     immediately  exercisable options.

(7)  Includes   295,000  shares  of  Common  Stock  issuable  upon  exercise  of immediately exercisable options.

(8)  Includes   45,000  shares  of  Common  Stock   issuable  upon  exercise  of
     immediately exercisable options.

(9)  Includes   25,000  shares  of  Common  Stock   issuable  upon  exercise  of
     immediately exercisable options.

(10) Does not include shares of Common Stock owned by Redwood of which Mr. Tucker disclaims beneficial ownership.


Item 12. Certain Relationships and Related Transactions

     In March 1993, El Greco Inc., ("El Greco"), a former subsidiary of NRC that was merged into NRC in 1993, assigned to the Company certain trademarks (collectively, the "Trademarks"), including the CANDIE'S trademark, all of El Greco's business operations associated with the Trademarks and all of its existing licensing agreements with respect to the Trademarks (including the existing license agreement between El Greco and the Company relating to the CANDIE'S trademark). In connection therewith, El Greco received from the Company in March 1993 (the "Closing Date"), 900,000 shares of Common Stock, a subordinated note of the Company in the principal amount of $325,000 maturing two years from the Closing Date (the "El Greco Note") and $75,000 as reimbursement for its expenses, including attorney's fees, relating to the foregoing transactions. In July 1994, the Company issued 240,740 shares of Common Stock to NRC in full payment of the El Greco Note.

     In March 1993, the Company entered into a Services Allocation Agreement with NRC pursuant to which the Company provides NRC with certain business services for which NRC pays the Company an amount equal to an allocable portion of the Company's expenses, including employees' salaries, associated with such services. Pursuant to such agreement, NRC paid the Company an aggregate of approximately $74,000 in Fiscal 1995 and approximately $50,000 in Fiscal 1996.

     Effective as of December 16, 1993, the Company entered into an agreement with MLF (the "Inventory Purchase Agreement") to purchase certain finished goods inventory items from MLF. Lawrence O'Shaughnessy, Executive Vice President and Chief Operating Officer of the Company, is the President of MLF. In July 1994, pursuant to the Inventory Purchase Agreement, the Company issued an aggregate of 260,000 shares of Common Stock to MLF in satisfaction of the Company's obligation to make payments in an amount equal to the purchase price of approximately $614,000, by the Company.

     In August 1994, Mr. Cole was granted a five-year option to purchase 400,000 shares of the Company's Common Stock at $1.50 per share and his annual salary was increased to $250,000 per annum in consideration of granting his unlimited guaranty of certain indebtedness of the Company to Congress.

     In January 1995, the Company and NRC entered into an Amended and Restated Affiliated Transaction Agreement which generally provides that the Company will not enter into any transactions with NRC or any subsidiary of NRC, except (a) where the transaction is approved by either a majority of the Company's disinterested directors (as defined in the agreement) or its stockholders, or
(b) for certain specified transactions.

     On February 1, 1995 (the "Closing Date"), the Company and NRC entered into a securities purchase agreement (the "Purchase Agreement") pursuant to which NRC loaned to the Company an aggregate of $600,000, which loans were repaid to NRC, together with interest in the amount of approximately $33,500 in Fiscal 1996. In consideration for such loans, the Company issued warrants to purchase up to 700,000 shares of Common Stock to NRC, which warrants are currently exercisable at $1.2375 per share of Common Stock (110% of the closing bid price of the Common Stock on the NASDAQ National Market System on January 31, 1995). The shares of Common Stock underlying such Warrants are entitled to the benefit of "piggyback" registration rights granted by the Company to NRC.

     In April 1996, the Company entered into the Redwood Agreement to pay $50,000 to Redwood, to issue the Redwood Shares and an option to purchase the Option Shares to Redwood in contingent satisfaction of $1,680,000 of accounts payable to Redwood. Under the Redwood Agreement, the Company has agreed (i) to file a registration statement with respect to the Redwood Shares and the Option Shares and (ii) use its reasonable efforts to cause a nominee of Redwood to be elected as a director of the Company and continue in office for three years. See "Item 6. Management's Discussion and Analysis or Plan of Operations."

     The Company has no reason to believe that the terms of the transactions described hereunder were on terms that were less favorable than those that could have been obtained from non-affiliated parties, although the Company has no independent basis to believe that they were in fact comparable.

Item 13. Exhibits, List and Reports on Form 8-K

         (a) (1) and (2)

         (a)  Exhibits numbered in accordance with Item 601 of Regulation S-B.

Exhibit
Numbers           Description
- -------           -----------

3.1(1) Certificate of Incorporation, as amended through October 1994 (1)

3.2    Amendment to Certificate of Incorporation filed November 1994 (2)

3(b)   By-Laws (1)

4.1 Form of Warrants to Purchase Common Stock issued to Whale Securities Co., L.P. (4)

10.1 Trademark Purchase Agreement between the Company and New Retail Concepts, Inc. (4)

10.2   1989 Stock Option Plan (1)

10.3 Discount Factoring Agreement and Supplements between Congress Talcott Corporation and the Company (5)

10.4 General Security Agreement between Congress Talcott Corporation and Intercontinental Trading Group, Inc. (5)

10.5 Personal Guaranty and Waiver of Neil Cole in favor of Congress Talcott Corporation (5)

10.6   Employment Agreement between Neil Cole and the Company (5)

10.7   Amendment to Employment Agreement between Neil Cole and the Company (2)

10.8 Services Allocation Agreement between the Company and New Retail Concepts Inc. (5)

10.9   Joint Venture Agreement between Carousel Group, Inc. and the Company (4)

10.10 Sublease Termination Agreement between the Company and Fieldcrest Cannon, Inc. (5)

10.11  Indemnity Agreement of Barnet Feldstein (5)

10.12 Amended and Restated Affiliates Transaction Agreement between the Company and New Retail Concepts Inc. dated January 30, 1995 (2)

10.13 Securities Purchase Agreement between New Retail Concepts, Inc. and the Company dated February 1, 1995 (2)

10.14 Security Agreement among New Retail Concepts, Inc., the Company, Bright Star Footwear, Inc. and Intercontinental Trading Group, Inc., dated February 1, 1995 (2)

10.15 Guarantee of Neil Cole in favor of New Retail Concepts, Inc. dated February 1, 1995 (2)

10.16  Lease with respect to the Company's executive offices (2)

10.17  Employment Agreement between Gary Klein and the Company (2)

10.18  License Agreement between El Greco, Inc. and Wundie's, Inc. (2)

10.19 Settlement Agreement dated October 6, 1994 by and among the Company, Intercontinental Trade Group, Inc., Bright Star Footwear, Inc. and Shanghai Commercial Bank, Ltd. (2)

10.20 Agreement dated May 16, 1994 between the Company and New Retail Concepts, Inc. (2)

10.21 Agreement dated May 16, 1994 between the Company and Major League Footwear, Inc. (2)

10.22 Settlement Agreement dated July 22, 1994 between the Company and Starter Corporation. (2)

10.23 Settlement Agreement dated July 13, 1994 between the Company and Saintday International Co. Ltd. (2)

10.24 Agreement dated as of April 3, 1996 between the Company and Redwood Shoe Corp.

10.25  Employment Agreement between Lawrence O' Shaughnessy and the Company.

10.26  Bongo License Agreement

11     Computation of Earnings Per Share.

21     Subsidiaries of the Company.

27     Financial Data Schedule.

- ----------
(1) Filed with the Registrant's Registration Statement on Form S-18 (File 33-32277-NY) and incorporated by reference herein.

(2) Filed with the Registrant's Annual Report on Form 10-KSB for the year ended January 31, 1995 and incorporated by reference herein.

(3) Filed with the Registrant's Annual Report on Form 10-K for the year ended January 31, 1992 and incorporated by reference herein.

(4) Filed with the Registrant's Registration Statement on Form S-1 (File 33-53878) and incorporated by reference herein.

(5) Filed with the Company's Annual Report on Form 10-K for the year ended January 31, 1994 and incorporated by reference herein.

       (b)    Reports on Form 8-K

              No reports on Form 8-K were filed in the last quarter of the period covered by this report.

                        Consolidated Financial Statements

                               Form 10-KSB Item 7

                         Candie's, Inc. and Subsidiaries

                      Years ended January 31, 1996 and 1995

                         Candie's, Inc. and Subsidiaries

                               Form 10-KSB Item 7

                   Index to Consolidated Financial Statements

Report of Independent Auditors............................................  S-3

Consolidated Balance Sheets - January 31, 1996 and 1995...................  S-4

Consolidated Statements of Income for the Years ended
         January 31, 1996 and 1995........................................  S-6

Consolidated Statements of Stockholders' Equity
         for the Years ended January 31, 1996 and 1995..................... S-7

Consolidated Statements of Cash Flows for the Years ended
         January 31, 1996 and 1995........................................  S-9

Notes to Consolidated Financial Statements................................ S-11

                         Report of Independent Auditors

The Stockholders of
Candie's, Inc.

We have audited the accompanying consolidated balance sheets of Candie's Inc. and subsidiaries as of January 31, 1996 and 1995 and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Candie's, Inc. and subsidiaries at January 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                                    /s/ Ernst & Young LLP
                                                    ERNST & YOUNG LLP

New York, New York
April 12, 1996

                         Candie's, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                                                         January 31,
                                                    1996                 1995
                                               ------------------------------
Assets
Current assets:

    Cash and cash equivalents                  $   204,996         $        --
    Restricted cash                                     --             100,000
    Accounts receivable, net of allowances of
     $63,400 (1996) and $45,000 (1995)           1,228,812             583,911
    Inventories                                  3,999,946           3,269,158
    Prepaid expenses                               534,909             151,195
                                               -------------------------------
Total current assets                             5,968,663           4,104,264
                                               -------------------------------

Property and equipment -net                        121,068             142,960
                                               -------------------------------

Other assets:

    Noncompetition agreements                      374,466             414,234
    Trademark                                    4,831,466           5,114,282
    Other                                          450,150             514,274
                                               -------------------------------
Total other assets                               5,656,082           6,042,790
                                               -------------------------------

Total assets                                   $11,745,813         $10,290,014
                                               ===============================

See accompanying notes to consolidated financial statements.

                         Candie's, Inc. and Subsidiaries

                                                                                     January 31,

                                                                             1996                   1995
                                                                      ------------------------------------
Liabilities and stockholders' equity Current liabilities:

  Accounts payable-trade                                                 $ 1,874,412            $ 2,926,443
  Due to factor                                                            1,299,096              1,162,035
  Accrued expenses                                                         1,183,515              1,557,680
  Accounts payable-trade, expected to be
   refinanced with common stock                                            1,680,000                     --
                                                                      ------------------------------------
Total current liabilities                                                  6,037,023              5,646,158
                                                                      ------------------------------------
Total liabilities                                                          6,159,459              5,898,117

Commitments, contingencies and other matters

Stockholders' equity:
  Preferred stock, $.01 par value--shares authorized
     5,000,000; none issued or outstanding
  Common stock, $.001 par value--shares authorized
     30,000,000; shares issued: 8,745,738 and
     8,709,465 at January 31, 1996 and 1995, respectively                      8,746                 8,709
  Additional paid-in capital                                              10,043,301             9,902,837
  Deficit, since February 28, 1993, (deficit eliminated
     $27,696,007)                                                        (4,465,693)            (5,519,649)
                                                                      ------------------------------------
Total stockholders' equity                                                5,586,354              4,391,897
                                                                      ------------------------------------
Total liabilities and stockholders' equity                              $11,745,813            $10,290,014
                                                                      ====================================

                         Candie's, Inc. and Subsidiaries

                        Consolidated Statements of Income

                                                           Year ended January 31,
                                                            1996            1995
                                                       ----------------------------
Net revenues                                           $ 37,914,127    $ 24,192,133
Cost of goods sold                                       27,427,508      17,827,038
                                                       ----------------------------
Gross profit                                             10,486,619       6,365,095

Operating expenses:

Selling expenses                                          5,065,652       4,574,655
General and administrative expenses                       3,363,491       3,520,964
Income on defined benefit curtailment                          --          (340,000)
                                                       ----------------------------
                                                          8,429,143       7,755,619

Operating income (loss)                                   2,057,476      (1,390,524)

Other (deductions) income:
    Interest expense - net                                 (727,210)       (647,440)
    Other - net                                            (113,000)        136,548
                                                       ----------------------------
                                                           (840,210)       (510,892)

Income (loss) before provision for income taxes and
   extraordinary item                                     1,217,266      (1,901,416)

Provision for income taxes                                  163,310          33,500
                                                       ----------------------------

Net income (loss) before extraordinary item               1,053,956      (1,934,916)
Extraordinary item--gain, net of
    income taxes of $121,000                                   --         1,962,175
                                                       ----------------------------
Net income                                             $  1,053,956    $     27,259
                                                       ============================

Earnings (loss) per share:

   Net income (loss) before extraordinary item         $        .12    $       (.30)
    Extraordinary item - gain, net of
    income taxes of $.02                                       --               .30
                                                       ----------------------------
   Net income                                          $        .12    $        .00
                                                       ============================
Weighted average number of common shares outstanding      8,725,888       6,398,488
                                                       ============================

* Certain amounts from 1995 have been reclassified to conform to the current years presentation.

See accompanying notes to consolidated financial statements.

                                                   Candie's, Inc. and Subsidiaries

                                           Consolidated Statements of Stockholders' Equity

                                                                Common Stock        Preferred Stock    Additional
                                                                                                        Paid-In
                                                                                                         Capital        Deficit
                                                         --------------------------------------------

                                                              Shares    Amount     Shares     Amount

                                                         ---------------------------------------------------------------------------

Balance at January 31, 1994                                5,022,735   $  5,023          -     $   -   $ 6,042,737   $ (5,546,908)

  Issuance of common stock (including 100,000 shares
    issued and in escrow) in conjunction with
    settlements of litigation and other obligations          910,000        910          -         -     1,067,590              -

  Issuance of common stock in full satisfaction of a
    note payable                                             240,740        241          -         -       324,759              -

  Issuance of common stock pursuant to private
    placements in May 1994, net of related expenses of
    $66,881                                                  281,481        281          -         -       317,838              -

  Issuance of common stock and 8% Series A
    Convertible Preferred Stock pursuant to private
    placements in October 1994, net of related
    expenses of $398,400; and 55,000 shares of common
    stock in lieu of payment of professional fees          1,011,525      1,012     10,286       103     1,729,085              -

  Capital Contribution                                             -          -          -         -       740,000              -

  Conversion of 8% Series A Convertible Preferred
    Stock into common stock                                  894,432        894    (10,286)     (103)         (791)             -

  Issuance of common stock to NRC                             86,957         87          -         -        99,913              -

  Retirement of treasury shares                             (216,666)      (217)         -         -    (1,070,816)             -

  Shares reserved in connection with settlement
    of litigation                                            478,261        478                            549,522

  Tax effect of utilization of pre-quasi-
    reorganization operating loss carryforwards                    -          -          -         -       103,000              -

                                                                   -          -          -         -             -         27,259
                                                         --------------------------------------------------------------------------

Net income for the year ended January 31, 1995             8,709,465    $ 8,709          -     $   -   $ 9,902,837   $ (5,519,649)



                                                              Treasury Stock

                                                        --------------------------       Total

                                                            Shares       Amount

                                                        -------------------------------------------

Balance at January 31, 1994                                (216,666)  $(1,071,033)     $ (570,181)

  Issuance of common stock (including 100,000 shares
    issued and in escrow) in conjunction with
    settlements of litigation and other obligations               -             -       1,068,500

  Issuance of common stock in full satisfaction of a
    note payable                                                  -             -         325,000

  Issuance of common stock pursuant to private
    placements in May 1994, net of related expenses of
    $66,881                                                       -             -         318,119

  Issuance of common stock and 8% Series A
    Convertible Preferred Stock pursuant to private
    placements in October 1994, net of related
    expenses of $398,400; and 55,000 shares of common
    stock in lieu of payment of professional fees                 -             -       1,730,200

  Capital Contribution                                            -             -         740,000

  Conversion of 8% Series A Convertible Preferred
    Stock into common stock                                       -             -               -

  Issuance of common stock to NRC                                 -             -         100,000

  Retirement of treasury shares                             216,666     1,071,033               -

  Shares reserved in connection with settlement
    of litigation                                                                         550,000

  Tax effect of utilization of pre-quasi
    reorganization operating loss carryforwards                   -             -         103,000

                                                                  -             -          27,259
                                                        ------------------------------------------

Net income for the year ended January 31, 1995                     - $              -  $ 4,391,897

          See accompanying notes to consolidated financial statements.

                                                     Candie's, Inc. and Subsidiaries

                                              Consolidated Statements of Stockholders' Equity (continued)


                                                                Common Stock        Preferred Stock      Additional
                                                                                                           Paid-In
                                                                                                           Capital        Deficit
                                                         --------------------------------------------

                                                              Shares    Amount     Shares     Amount

                                                         ---------------------------------------------------------------------------

Balance at January 31, 1995 (carryforward)                  8,709,465   $  8,709         -         -     $ 9,902,837   $ (5,519,649)

  Issuance of common stock in connection with
    exercise of a warrant                                      32,609         33         -         -          37,464              -

  Issuance of common stock                                      3,664          4         -         -               -              -

  Tax effect of utilization of pre-quasi
    reorganization operating loss carryforwards                     -          -         -         -         103,000              -

    Net income for the year ended January 31, 1996                  -          -         -         -               -      1,053,956
                                                           -------------------------------------------------------------------------
Balance at January 31, 1996                                 8,745,738    $ 8,746         -         -     $10,043,301   $ (4,465,693)
                                                           =========================================================================



                                                              Treasury Stock

                                                        --------------------------       Total

                                                            Shares       Amount

                                                        -----------------------------------------

Balance at January 31, 1995 (carryforward)                       -             -      $4,391,897

  Issuance of common stock in connection with
    exercise of a warrant                                        -             -          37,497

  Issuance of common stock                                       -             -               4

  Tax effect of utilization of pre-quasi
    reorganization operating loss carryforwards                  -             -         103,000

    Net income for the year ended January 31, 1996               -             -       1,053,956
                                                          ---------------------------------------
Balance at January 31, 1996                                       -            -     $ 5,586,354
                                                          =======================================

          See accompanying notes to consolidated financial statements.

                         Candie's, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                                    Year ended January 31,
                                                                      1996           1995
                                                                  -------------------------
Cash flows from operating activities:
Net income                                                       $ 1,053,956    $    27,259

Items in net income not affecting cash:

   Depreciation and amortization                                     423,868        496,119
   Gain on extinguishment of debt                                       --       (2,083,175)
   Tax effect of utilization of pre-quasi reorganization NOL's       103,000           --
   Loss on settlements of litigation and other obligation               --           77,697
   Provision for allowances and bad debts expense                     47,838        187,217
   Income on defined benefit plan curtailment                           --         (340,000)
   Straight line rent obligation no longer required                     --         (126,329)
   Gain on settlement of vendor liability                               --         (509,888)
   Loss on abandonment of property and equipment                        --           60,755

   Changes in operating assets and liabilities:

        Restricted cash                                              100,000       (100,000)
        Accounts receivable                                         (692,739)      (544,535)
        Inventories                                                 (730,788)       303,575
        Prepaid expenses                                            (383,714)       122,637
        Refundable income taxes                                         --          219,876
        Other assets                                                  27,380        (38,089)
        Accounts payable-trade                                    (1,052,031)       711,996
        Due to factor                                                137,061       (620,378)
        Accrued expenses                                            (374,165)       323,619
        Long term liabilities                                       (114,359)       206,213
        Accounts payable trade expected to be
         refinanced with common stock                              1,680,000           --
                                                                  -------------------------

Net cash provided by (used in) operating activities                  225,307     (1,625,431)
                                                                  -------------------------

See accompanying notes to consolidated financial statements.

                         Candie's, Inc. and Subsidiaries

                                                                             Year ended January 31,
                                                                                1996         1995
                                                                         ----------------------------
Cash flows used in investing activities:
Capital expenditures                                                       $   (57,812)   $   (67,041)
                                                                         ----------------------------

Net cash used in investing activities                                          (57,812)       (67,041)
                                                                         ----------------------------

Cash flows from financing activities:
Repayments of long-term debt                                                      --         (570,000)
Proceeds from private placements, net of
 expenses and finders' fees of $465,281                                           --        2,048,319
Proceeds from sale of stock                                                     37,501        100,000
                                                                         ----------------------------

Net cash provided by financing activities                                       37,501      1,578,319
                                                                         ----------------------------

Net increase (decrease) in cash and cash equivalents                           204,996       (114,153)

Cash and cash equivalents, beginning of year                                      --          114,153
                                                                         ----------------------------
Cash and cash equivalents, end of year                                     $   204,996    $      --
                                                                         ============================


Supplemental cash flow information:

Cash paid during the period for interest                                   $   727,220    $ 1,117,468
                                                                         ============================

Cash paid during the period for income taxes                               $    59,601    $    62,682
                                                                         ============================


Supplemental disclosures of non cash investing and financing activities:

Issuance of 910,000 shares of common stock in connection
with settlements of litigation and other obligations, including
200,000 ($270,000) shares of common stock in settlement of
sublease obligations and 100,000 shares ($115,000) in escrow,
in settlement of sublease indemnification                                         --      $ 1,068,500
                                                                         ============================

Capital contribution                                                              --      $   740,000
                                                                         ============================

Shares of common stock (478,261) reserved for issuance in
connection with settlement of litigation                                          --      $   550,000
                                                                         ============================

Extinguishment of debt by the Company's Institutional Lender                      --      $ 1,962,175
                                                                         ============================

Issuance of 240,740 shares of common stock in settlement of note
payable in connection with acquisition of CANDIES trademark                       --      $   325,000
                                                                         ============================

Issuance of 55,000 shares of common stock in lieu of cash with
respect to legal fees relating to the offering                                    --      $        55
                                                                         ============================


                         Candie's, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                January 31, 1996

1. Basis of Presentation and Description of Business

The consolidated financial statements include the accounts of Candie's, Inc. and its wholly owned subsidiaries, Bright Star Footwear, Inc. ("Bright Star"), Ponca, Ltd. ("Ponca"), Yulong Co., Ltd. ("Yulong"), and the Company's 60% owned subsidiary Intercontinental Trading Group, Inc. ("ITG"), (collectively, the "Company"). Yulong was formed on July 21, 1995. Ponca was formed March 15, 1994. All intercompany transactions and balances have been eliminated from the consolidated financial statements for all periods presented.

The Company designs, markets, imports and distributes a variety of moderately-priced, leisure and fashion footwear for women and girls under the trademarks CANDIE'S, BONGO, ASPEN and certain others. The Company's product line also includes a wide variety of workboots, hiking shoes and men's leisure shoes designed, marketed and distributed by Bright Star. The Company sells to retailers throughout the United States.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.

Inventories

Inventories, which consist entirely of finished goods, are valued at the lower of cost or market. Cost is determined by the first-in, first-out ("FIFO") method.

Property, Equipment and Depreciation

Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the assets (5-10 years) using accelerated methods.

Goodwill and Candie's Trademark

Goodwill in the amount of $551,093, represents the excess amount paid over the fair value of assets acquired related to the acquisition of Bright Star and is being amortized over fifteen years. Accumulated amortization at January 31, 1996 and 1995 was approximately $208,000 and $171,500, respectively.

                         Candie's, Inc. and Subsidiaries

2. Summary of Significant Accounting Policies (continued)

Goodwill and Candies Trademark (continued)

The Candie's trademark is stated at cost, net of amortization, as determined by its fair value relative to other assets and liabilities at the time of a quasi reorganization. The quasi reorganization was approved by the Company's stockholders effective February 28, 1993. In connection with the quasi reorganization, the Company's assets, liabilities and capital accounts were adjusted to eliminate the stockholders' deficiency. The trademark is being amortized over twenty years.

The Company believes that the goodwill and trademark have continuing value, as evidenced by sales and expected profitability of the related products, which will be realized over the course of its useful life.

Revenue Recognition

Revenue, which include product sales and commissions, on an agency basis, is recognized when the related goods have been shipped and legal title has passed to the customer. Commissions received amounted to $4,011,436 and $3,956,721 for the years ended January 31, 1996 and 1995 respectively.

Stock-Based Compensation

In October 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123, " Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 is effective for fiscal years beginning after December 31, 1995 and prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights.

                         Candie's, Inc. and Subsidiaries

2. Summary of Significant Accounting Policies (continued)

Stock-Based Compensation (continued)

SFAS 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations with pro forma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company intends to continue to account for its stock based compensation plans in accordance with the provisions of APB 25.

Taxes on Income

The Company uses the liability method of accounting for income taxes under Financial Accounting Statement No. 109 "Accounting for Income Taxes" ("FASB 109").

Earnings Per Share

Net income (loss) per common share is computed on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding during each year, retroactively adjusted to give effect to all stock splits. Common stock equivalents include stock options and warrants and the computation of net income (loss) per common share includes the dilutive effect of stock options and warrants, as appropriate, adjusted for treasury shares assumed to be purchased from the proceeds using the modified treasury stock method. Fully diluted net income (loss) per common share is not materially different from primary net income (loss) per common share. In calculating net income (loss) per common share for 1996 and 1995 based on the modified treasury stock method, the results were antidilutive. Accordingly, no additional income (earnings from investing the excess proceeds upon the exercise of common stock equivalents) nor common stock equivalents were included in the calculation of net income (loss) per common share.

Reclassifications

Certain amounts from the January 31, 1995 financial statements have been reclassified to conform to the current year's presentation.

Cash Flows

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents.

3. Acquisition of Bright Star Footwear, Inc.

In connection with the acquisition of Bright Star in 1991, the Company entered into noncompete agreements with Bright Star's former Chairman and President whereby the Company paid $1,225,000 and issued $2,275,000 of notes to such individuals. At February 23, 1993, in connection with the quasi-reorganization, the Company wrote down this asset by $1,718,000. The agreements are being amortized over their respective terms. Accumulated amortization related to these agreements was $1,408,000 and $1,368,000 at January 31, 1996 and 1995
respectively.

                                    Candie's, Inc. and Subsidiaries

4. Prepaid Expenses

Prepaid expenses consist of the following:

                                                            January 31,
                                                      --------------------------
                                                        1996              1995
                                                      --------          --------

Advertising and marketing                             $236,087          $ 22,000
Royalties                                              113,185            20,108
Trade shows                                             94,340            80,011
Other                                                   91,297            29,076
                                                      --------          --------
Totals                                                $534,909          $151,195
                                                      ========          ========


The Company records national advertising campaign costs as an expense upon the first showing of the related advertising and other advertising costs when incurred. Advertising expenses for the years ended January 31, 1996 and 1995 amounted to $466,000 and $457,000, respectively.

5. Property and Equipment

Major classes of property and equipment consist of the following:

                                                                January 31,
                                                        ------------------------
                                                          1996            1995
                                                        --------        --------

Furniture, fixtures and equipment                       $807,875        $750,063
Transportation equipment                                  20,750          44,443
                                                        --------        --------

                                                         828,625         794,506
Less: accumulated depreciation                           707,557         651,546
                                                        --------        --------
Net property and equipment                              $121,068        $142,960
                                                        ========        ========

During the year ended January 31, 1996, transportation equipment with a net book value of approximately $15,200 was retired. A related liability in the same amount was also written off.

6. Investment in Joint Venture

In September 1991, the Company entered into a joint venture agreement (the "Agreement") with Carousel Group, Inc. ("Carousel") an affiliate of Terren Peizer, a then 13.5% shareholder. Carousel's right under the joint venture agreement were subsequently assigned to Urethane Technologies, Inc. ("UTI"), a company which is also affiliated with Mr. Peizer. The joint venture was formed primarily to exploit certain technology relating to the production of footwear soles as well as other opportunities that may arise utilizing polyurethane technology. The Company invested $1,000,000 as its capital contribution for a 50% interest to fund equipment acquisition and working capital requirements, while Carousel contributed its technical knowledge and capabilities relating to polyurethane products manufacturing processes. Under the terms of the Agreement, the Company will be entitled to 50% of the net income of the Joint Venture.

                         Candie's, Inc. and Subsidiaries

6. Investment in Joint Venture (continued)

Although the Company may be required, under certain conditions, to make additional capital contributions not to exceed $100,000 in any thirty day period, and the Company fails to make such required contribution within thirty days, it may be contributed by the other joint venturer whose share of income and distributions will be adjusted based on their share of capital.

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

The following is the unaudited summarized financial information of the Joint Venture at January 31, 1996 and 1995:

                                                              January 31,
                                                      --------------------------
                                                        1996              1995
                                                      --------          --------
                                                              (unaudited)
Cash                                                  $202,350          $184,472
Trade accounts receivable                               36,691            25,290
Due from UTI                                              --              89,521
Other current assets                                     1,034               309
Organization costs, net                                  2,288             5,721
Equipment, net                                          85,917           123,261
                                                      --------          --------
Total assets                                           328,280           428,574
Accounts payable                                          --              15,773
                                                      --------          --------
Net assets                                            $328,280          $412,801
                                                      ========          ========

                                                    Year Ended January 31,
                                               ---------------------------------
                                                         (unaudited)
                                                  1996                   1995
                                               ---------              ---------
Income                                         $  13,731              $ 245,952
Expenses                                          98,252                425,714
                                               ---------              ---------
Net loss                                       ($ 84,521)             ($179,762)
                                               =========              =========

7. Factor Agreement

On April 2, 1993, the Company entered into an accounts receivable factoring agreement. The agreement provides the Company with the ability to borrow funds from the factor, limited to 85% of eligible accounts receivable and 50% of eligible finished goods inventory (to a maximum of $6 million in inventory) in which the factor has a security interest. The agreement also provides for the opening of documentary letters of credit (up to a maximum of $2.5 million) to suppliers, on behalf of the Company. The total credit facility is limited to $10 million. The factor requires a deposit equal to 43% of the amount of the letter of credit to be opened. Borrowings bear interest at the rate of one and one-half percent (1-1/2%) over the existing prime rate established by the Philadelphia National Bank. The Company's President has personally guaranteed any and all borrowings with the factor.

                         Candie's, Inc. and Subsidiaries

7. Factor Agreement (continued)

At January 31, 1996 and 1995, the Company had $342,708 and $1,782,708,
respectively, of outstanding letters of credit, and approximately $2,157,292 and $540,000, respectively, of available letters of credit.

Due to factor is comprised as follows:

                                                             January 31,
                                                    ----------------------------
                                                       1996              1995
                                                    ----------------------------
Accounts receivable assigned                        $4,804,121        $3,478,771
Outstanding advances                                 6,103,217         4,640,806
                                                     ---------------------------
Due to Factor                                       $1,299,096        $1,162,035
                                                    ============================

Although the Company obtains credit insurance on the majority of its customers, the Company may incur losses on accounts receivable as a result of customer chargebacks and disputes.

8. Long-Term Liabilities

At January 31, 1996 maturities of long term liabilities (principally deferred rents) are as follows: $19,677 (1998); $47,663 (1999); $52,470 (2000); $2,626
(2001).

                         Candie's, Inc. and Subsidiaries

9.  Stockholder's Equity

(a) Warrants

The following schedule represents the outstanding warrants at January 31, 1996 and 1995:

                                                  Underwriter's          Class (A)      Class (B)         Class (C)        Other
                                                   Warrants(1)           Warrants(2)    Warrants(3)       Warrants(3)    Warrants(5)

Warrants outstanding at January 31, 1994            442,500               54,397         1,475,000         1,475,000
Issued in connection with research report                                                                                  75,000
Adjustment of underwriter's warrants (4)            211,146
Pursuant to private placement (1)                   337,566
                                                    -----------------------------------------------------------------------------
Warrants outstanding at January 31, 1995 & 1996     991,212               54,397         1,475,000         1,475,000       75,000
                                                    =============================================================================


(1)--At January 31, 1996, underwriter's warrants consist of 217,882 units at an exercise price of $3.38 per unit entitling the holder to one share of common stock, one Class B warrant and one Class C warrant. The shares reserved represent the amount of shares issuable upon the exercise of the underwriter warrants and the attached Class B and C warrants. In connection with the October 1994 private placement, the Company issued warrants to purchase 370,175 shares at an exercise price of $1.15 per share of which 32,609 were exercised during the year ended January 31, 1996, and 337,566 remain outstanding.

(2)--From July 1, through December 31, 1990, the Company entered into an IPO warrant exercise solicitation whereby holders of 54,397 of the Company's IPO warrants who exercised their IPO warrants received a new warrant (the "Class A Warrants"). These warrants are currently exercisable at a price of $22.50 and expire July 1997.

(3)--In connection with a secondary offering, the Company issued 1,475,000 shares of common stock, 1,475,000 class (B) redeemable warrants and 1,475,000 class (C) redeemable warrants to each registered holder. Each warrant entitles the holder to purchase one share of common stock at a price of $4.00 and $5.00, respectively. These warrants expire on February 23, 1998.

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

(5)--In connection with the research report agreement of "The Research Works, Inc. The number of shares of stock purchasable upon the exercise of the warrant is 75,000. The exercise price is $1.50. The warrant shall expire on November 28, 1997.

                         Candie's, Inc. and Subsidiaries

9.  Stockholders' Equity (continued)

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

(ii) In October 1994, the Company issued 956,522 shares of its common stock at $1.15 per share and 10,286 shares of its 8% Series A Convertible Preferred Stock at $100 per share for aggregate proceeds of approximately $1,730,200, net of related expenses of approximately $398,400. The Company used a portion of those funds to repay principal and accrued interest on its institutional indebtedness. In conjunction with these offerings, the Company issued 55,000 shares of its common stock in lieu of payment of professional fees incurred.

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

                         Candie's, Inc. and Subsidiaries

9.  Stockholders' Equity (continued)

Treasury Stock

The Company retired its Treasury Stock, resulting in a reduction of additional paid-in capital of $1,071,033 during the year ended January 31, 1995.

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

Under the Plan, ISO's are to be granted at not less than the market price of the Company's common stock on the date of the grant. Stock options not covered by the Plan ("Non-Plan Options") may be granted at prices determined by the Board of Directors. Under the Plan as of January 31, 1996 and 1995, ISO's covering 179,300 and 156,300 shares of common stock, respectively, were outstanding. There were no NQSOs outstanding at either date.

Additionally, at January 31, 1996 and 1995, Non-Plan Options covering 3,566,311 and 1,971,367 shares of common stock, respectively, were outstanding. The options granted under the Plan expire between five and ten years from the date of grant or at the termination of the Plan, whichever comes first.

Changes in options outstanding are summarized as follows:

                                       Shares        Exercise Price

January 31, 1994                      1,262,667     $1.00 - $45.00
Grant                                 1,075,000     $1.15 - $ 2.13
Terminated                             (210,000)    $1.94 - $ 2.63
                                      ----------
January 31, 1995                      2,127,667      $1.00- $45.00
Grant                                 1,710,000     $1.16 - $ 2.13
Terminated                             (92,056)     $1.25 - $45.00
                                     ----------
January 31, 1996                      3,745,611     $1.00 - $ 5.00
                                      =========

Options are exercisable at various dates from 1996 through 2002.

At January 31, 1996 and 1995, 3,482,611 and 1,623,167 options, respectively, were vested and exercisable at prices ranging from $1.00 to $5.00 and from $1.00 to $45.00 respectively.

On April 1, 1995, the Company granted 200,000 Non-Plan Options at an exercise price of $1.16 per share, to its Executive Vice President in connection with an employment agreement.

                         Candie's, Inc. and Subsidiaries

9. Stockholders' Equity (continued)

On March 15, 1995, the Company granted 400,000 Non-Plan Options at an exercise price of $1.16 per share, to its President, in connection with the renewal of an employment agreement.

The Company also granted a total of 700,000 Non-Plan options, at an exercise price of $1.24 per share, to New Retail Concepts, Inc. ("NRC") for loans made to the Company during fiscal 1996. All loans made to the Company were fully satisfied during the year.

On August 1, 1994, the Company granted 400,000 Non-Plan Options, at an exercise price of $1.50 per share to its President, in connection with his personal guarantee of any and all borrowings above the Company's eligible receivable and inventory formulas with its factor.

At January 31, 1996, common shares reserved for issuance on exercise of stock options and warrants consisted of:

     Stock Options                                        3,745,611
     Underwriters' Warrants                                 991,212
     Class A Warrants                                        54,397
     Class B Warrants                                     1,475,000
     Class C Warrants                                     1,475,000
     Other Warrants                                          75,000
                                                         ----------
                                                          7,816,220
                                                         ==========

                         Candie's, Inc. and Subsidiaries

10. Settlement Agreements

Settlements of Litigation and Other Obligations

During the year ended January 31, 1995, in connection with the Company's settlements of litigation and other obligations, the Company, in addition to certain cash payments, issued shares of its common stock. The settlements are summarized as follows:

                                                                  Dollar Value          Cash
                                                                    of Shares     Requirements for    Gain (Loss) on
Description                                                          Issued          Settlement         Settlement*
                                              Shares Issued
- ----------------------------------------------------------------------------------------------------------------------
Settlements of Litigation

Starter Corporation (a)                               100,000        $135,000            $150,000          $  247,031
American Sporting Goods (b)                                 -               -             100,000           (100,000)
Pentland USA Inc. (c)                                       -               -             445,000           (220,000)
AFL-CIO (d)                                           478,261         550,000             100,000           (320,000)
                                                      -------         -------            --------           ---------

Total Litigation Settlements                          578,261        $685,000            $795,000          $(392,969)

Settlements of Obligations

Major League Footwear Inc. (e)                        260,000        $298,500            $      -           $ 315,272

Note Payable (f)                                      240,740         325,000                   -                   -
                                              -----------------------------------------------------------------------
Total Obligation Settlements                          500,740        $623,500            $      -           $ 315,272
                                              -----------------------------------------------------------------------
Total Loss on Settlements of Litigation and

Other Obligations included in Other deductions                                                             $ (77,697)
                                                                                                  ===================

* Gain (loss) represents additional (provisions) credits from amounts accrued in prior year.

                         Candie's, Inc. and Subsidiaries

10.  Settlement Agreements (continued)

(a)  Settlement with Starter Corporation

In May 1992, Starter Corporation instituted a legal action against the Company for approximately $532,000 of unpaid royalties and interest which was accrued by the Company during the year ended January 31, 1994. In July 1994, the Company issued 100,000 shares of common stock to be registered for resale and agreed to pay $150,000 over a fifteen-month period beginning in July 1994. The Company, based on a value of $1.35 per share for the shares issued and the payment of $150,000, recognized income of $247,031 from this settlement. This obligation was fully satisfied during the fiscal year ended January 31, 1996.

(b)  Settlement with American Sporting Goods

In July 1994, in connection with a settlement with American Sporting Goods ("ASG"), Bright Star agreed to pay ASG $100,000 over a ten-month period. This obligation was fully satisfied during the fiscal year ended January 31, 1996.

(c)  Settlement with Pentland USA Inc.

In December 1994, in connection with a settlement with Pentland USA Inc.("Pentland"), the Company agreed to pay Pentland $445,000, of which $220,000 was accrued by the Company at January 31, 1994. The Company paid $175,000 upon the execution of the settlement agreement and the remaining $270,000 was fully paid as of January 31, 1996.

(d) Settlement with Food and Allied Services Trade Department, AFL-CIO

The United States District Court for the Southern District of New York approved the settlement of an action instituted in July 1992 against the Company and its former directors by the Food and Allied Services Trades Department, AFL-CIO, and on behalf of the class of all other similarly situated stockholders. The settlement requires the Company to make a $100,000 cash payment to the plaintiffs and to issue to the plaintiffs that number of shares of its Common stock (up to a maximum of 600,000 shares) which would allow the plaintiffs to realize an additional $550,000 upon their sale over a two-year period. If the plaintiffs do not realize $550,000 from the sale of such shares, the Company will be required to pay to the plaintiffs the amount of the shortfall. The Company has provided for the stock portion of the settlement, based upon a value of $1.15 per share on the date of settlement.

                         Candie's, Inc. and Subsidiaries

10.  Settlement Agreements (continued)

(e)  Settlement with Major League Footwear Inc.

In May 1994, in connection with a settlement with Major League Footwear, Inc. ("MLF"), a company under common management, the Company issued 110,000 shares of common stock to be registered for resale, valued at $1.35 per share, and 150,000 shares of common stock, valued at $1.00 per share, in satisfaction of an outstanding liability to MLF in the amount of $613,771 for inventory purchased by the Company during the fiscal year ended January 31, 1994. The Company recognized income of $315,272 from this settlement.

(f)  Settlement of Note Payable

In May 1994, the Company entered into an agreement with NRC pursuant to which the Company issued 240,740 shares of its common stock, to be registered for resale, to NRC in full payment of a note payable. The Company valued each share at its fair market value of $1.35 at the time of issuance.

(g)  Forgiveness of Debt

In October 1994, the Company consummated an agreement with an institutional lender (the "Lender") to extinguish its outstanding indebtedness of approximately $3,378,000. As part of the extinguishment, the Company paid $555,000 of principal and approximately $140,000 of accrued interest. The Lender also received the proceeds from the sale of 322,222 shares of the Company's previously issued common stock (approximating $370,000) and certain real property, subject to an existing mortgage of approximately $260,000, from the Company's former President, both previously pledged as collateral (the "Collateral"). The Company has been informed by the Lender that the fair value of the real property approximates $370,000 which is based on a contract of sale between the Lender and a third party for $630,000 and the existing mortgage. The total fair value of the Collateral (approximately $740,000) has been treated as a reduction of the extraordinary gain on the extinguishment and a corresponding capital contribution. The principal and interest payments were made from funds raised through private placements of the Company's stock completed in October 1994. The extinguishment resulted in an extraordinary gain of approximately $1,962,175, net of income taxes.

                         Candie's, Inc. and Subsidiaries

10.  Settlement Agreements (continued)

Other Settlements

(a) Settlement with Former Landlord

     In connection with the sublease of its former headquarters, the Company entered into an agreement in April 1994 with its former sublandlord to terminate the sublease agreement and in connection therewith, issued 200,000 shares of its common stock to the sublandlord as consideration for all rental obligations ($270,000) through June 30, 1994.

     Additionally, the Company deposited into escrow, 100,000 shares of common stock (the "Escrow Shares") to indemnify the sublandlord for any loss, as defined, suffered by the sublandlord from the period July 1, 1994 through April 28, 1997.

    (i) The amount of indemnifiable loss determined above shall be paid as follows: (a) the Shares shall be valued as of July 1, 1994, as defined; and (b) to the extent that the value of the shares (as computed) exceeds $270,000, then the amount of such excess shall be applied against the amount of indemnifiable loss.

    (ii) After the full amount of such excess, if any has been applied to the indemnifiable loss, the Company's liability for the indemnifiable loss shall be limited to 50% of any shortfall in the amount of indemnifiable loss on a monthly basis (a "Loss Shortfall"), which liability shall be satisfied solely through releases from escrow of a certain amount of Escrow Shares as defined. The maximum number shares of common stock which the sublandlord is entitled to under the settlement agreement is a total of 300,000 shares of common stock.

     The shares and Escrow Shares, if any will be "restricted securities" (as such term is defined in Rule 144 under the Securities Act of 1933) and may not be sold or otherwise disposed of unless the same have been registered under such Act or exemption from registration is available.

     The Company believes that the fair value (approximately $115,000 provided during the year ended January 31, 1995) of the 100,000 shares deposited into escrow is the maximum amount of the Company's share of the indemnifiable loss and that no additional obligation will be incurred. Additionally, a straight line rent obligation of $126,329 for the year ended January 31, 1995 was no longer required and therefore credited to income.

                         Candie's, Inc. and Subsidiaries

10.  Settlement Agreements (continued)

Other Settlements (continued)

(b) Settlement with Vendor

In July 1994, the Company paid $100,000 in cash and issued 250,000 shares of common stock in settlement of an outstanding payable of $859,587. The Company, based on a fair market value of $1.00 per share, recorded a gain of $509,888 from this settlement as a reduction of cost of goods sold. The settlement was related to the reduction of excess charges previously billed for inferior quality merchandise and other chargeback items.

(c) Insurance Claim

In connection with the above mentioned legal actions, the Company filed a claim with its insurance company and received a settlement of $275,000 relating to its director's and officer's liability insurance, included in other income for the year ended January 31, 1995.

(d) Former Employee

In October 1994, a former employee of the Company and NRC, commenced an action in the United States District Court for the Southern District of New York against the Company and NRC, alleging the existence and breach of employment agreements with NRC and, assumption of the agreements by the Company. The former employee claimed damages for unpaid compensation, bonuses and unreimbursed expenses aggregating in excess of $500,000. On June 21, 1995, this suit was settled for (i) $226,000, payable in 36 equal semimonthly installments over eighteen months, which was allocated equally to the Company and NRC and (ii) NRC agreed to acquire 495,000 shares of NRC's common stock held by the plaintiff for $105,000.

Provision for the Company's pro rata share of the settlement ($113,000) is included in the January 31, 1996 financial statements. The Company and NRC are jointly and severally liable for the $226,000 settlement.

(e) Tax Liabilities

In fiscal 1995, the Company settled amounts due for federal and state tax liabilities in the aggregate amount of approximately $526,000. These liabilities were fully paid at January 31, 1996.

                         Candie's, Inc. and Subsidiaries

10.  Settlement Agreements (continued)

Other Settlements (continued)

(f) In February 1996, the Company settled an administrative proceeding brought against it by the Securities and Exchange Commission (the"Commission") with respect to alleged violations of Section 5 of the Securities Act of 1933 in connection with the Company's 1993 Regulation S offering (the "Offering") of shares of Common Stock in the aggregate amount of $2,000,000. In the proceeding, the Commission found that the sales of Common Stock in the Offering did not qualify for an exemption from the Securities Act of 1933. In accepting the settlement with the Commission, the Company neither admitted nor denied the Commission's allegations and findings, and it consented to the entry of an order in which it agreed to permanently cease and desist from committing or causing any violation, and future violation, of Section 5 of the Securities Act of 1933.

11. Commitments and Contingencies

(a) In April 1991, an action was commenced derivatively on behalf of Candie's, Inc. against certain of the Company's former and current directors and the Company as a nominal defendant (the "Defendants"). The complaint alleges that the Company's actions in connection with a public offering to exchange warrants of the Company and the reacquisition of ITG were detrimental to the Company's financial condition. The plaintiff seeks an accounting by the Company and payment by the Board of Directors of an unspecified amount of damages. In September 1991, the defendants moved to dismiss the complaint for failure to state a cause of action. The motion was granted in October 1991 based upon the court's mistaken belief that the plaintiff had defaulted with respect to the motion. The parties agreed to reinstate the motion in June 1992 and the motion has again been submitted to the Court for its determination. The Company and the individual defendants intend to defend the action.

(b) As of January 31, 1996, the Company is obligated under employment agreements with four executives to provide aggregate minimum compensation of approximately $921,000 and $279,000 during the fiscal years ended January 31, 1997 and 1998, respectively.

(c) Effective February 1, 1995, the Company is operating under an exclusive licensing arrangement which enables the Company to sell footwear in the North America bearing the BONGO trademark. The Company paid a $200,000 minimum fee, and is required to pay additional minimum amounts totaling $820,000 over a three and one-half year period. The agreement provides for the Company to pay additional royalties, based on the percentage of sales, exceeding minimum amounts, as defined.

                         Candie's, Inc. and Subsidiaries

12. Related Party Transactions

The Company entered into a Services Allocation Agreement with NRC, (a significant shareholder of the Company, and an entity whose principal shareholder is the Company's President) pursuant to which the Company will provide NRC with financial, marketing, sales and other business services for which NRC will be charged an allocation of the Company's expenses, including employees' salaries associated with such services. Pursuant to such agreement, NRC paid the Company approximately $50,000 and $74,000 during the years ended January 31, 1996 and 1995, respectively.

13. Leases

In August 1994, the Company entered into a new lease agreement and relocated its corporate headquarters to Purchase, NY. In connection with the relocation, the Company recorded a loss on abandonment of assets of $60,755, which was included in other deductions during the year ended January 31, 1995.

Rent expense was approximately $236,000 and $234,000 for the years ended January 31, 1996 and 1995, respectively. As of January 31, 1996, future net minimum lease payments under noncancelable operating lease agreements are as follows:

                          1997                $  231,000
                          1998                   255,000
                          1999                   283,000
                          2000                   289,000
                          2001                    48,000
                                              ----------
                                              $1,106,000
                                              ==========

14. Retirement Plans

As of December 31, 1994, the Company suspended benefit accruals for future service for participants and elected to terminate its defined benefit pension plan effective February 10, 1995. In connection with this curtailment, the Company's actuary determined the Company's liability, based upon the funded status, to be approximately $52,000. As a result, the Company reduced its accrued pension liability by $340,000 during the year ended January 31, 1995.

Effective May 1, 1995, the Company sponsors a 401(k) Savings Plan (the "Savings Plan") which covers all eligible full-time employees. Participants may elect to make pretax contributions subject to applicable limits. At its discretion, the Company may contribute additional amounts to the Savings Plan. The Company made a contribution of $55,501 to the Savings Plan for the year ended January 31, 1996.

                         Candie's, Inc. and Subsidiaries

15. Income Taxes

For Federal income tax purposes, Candie's, Inc. files a consolidated tax return with its wholly-owned subsidiaries. At January 31, 1996, Candie's, Inc. and its wholly-owned subsidiaries have net operating losses of approximately $10,200,000 for income tax purposes, which expire in the years 2008 through 2010. Due to the issuance of the common stock on February 23, 1993, an "ownership change," as defined in Section 382 of the Internal Revenue Code, occurred. Section 382 restricts the use of net operating loss carryforwards incurred prior to the ownership change to $275,000 per year. Approximately $5,700,000 of the operating loss carryforwards are subject to this restriction and, as a result, the Company may not be able to fully utilize these restricted operating loss carryforwards.

ITG files a separate Federal income tax return. At January 31, 1996, ITG has net operating loss carryforwards of approximately $6,900,000 which expire in the years 2006 through 2011. The utilization of these net operating loss carryforwards may also be subject to limitation.

After the date of the Quasi-reorganization the tax benefits of net operating loss carryforwards subsequently recognized will be treated for financial statement purposes as direct additions to additional paid-in capital. For the years ended January 31, 1996 and 1995, the Company utilized $275,000 of pre quasi-reorganization net operating loss carryforwards (totalling $550,000). The related tax benefit of $103,000 (totalling $206,000) has been recognized as an increase to additional paid-in capital.

The significant components of deferred tax assets of the Company consist of the following:

                                                            January 31,
                                                      1996               1995
                                                 -------------------------------

Allowance for doubtful accounts                  $    24,000        $    19,000
Inventory valuation                                  226,000            239,000
Net operating loss carryforwards                   3,100,000          3,875,000
Provision for litigation                                --              372,000
Other                                                125,000            155,000
                                                 -------------------------------
Total deferred tax assets                          3,475,000          4,660,000
Valuation allowance                               (3,475,000)        (4,660,000)
                                                 -------------------------------
Net deferred assets                              $      --          $      --
                                                 ===============================

                         Candie's, Inc. and Subsidiaries

15. Income Taxes (continued)

The provision for Federal and state income taxes in the consolidated statements of income consists of the following:

                                                   January 31,
                                              -------------------
                                                1996        1995
                                              --------   --------
                                   Current:
                                   Federal    $ 33,000   $   --
                                     State      27,310     33,500
                                              --------   --------
                              Total Current     60,310     33,500
                                              --------   --------
                                  Deferred:
                                    Federal    103,000       --
                                              --------   --------
                             Total deferred    103,000       --
                                              --------   --------
                            Total provision   $163,310   $ 33,500
                                              ========   ========

The current provision at January 31, 1996 and 1995 reflects minimum taxes for federal and state purposes.

The following summary reconciles taxes (benefit) from continuing operations at the Federal statutory rate with the actual provision (benefit):

                                                              January 31,
                                                         ----------------------
                                                            1996         1995
                                                         ---------    ---------

Income taxes (benefit) at statutory rate                 $ 412,000    ($646,481)
Unrecognized tax benefit of net operating
 losses                                                       --       (646,481)
Utilization of net operating loss carryforwards           (300,000)        --
Alternative minimum taxes                                   33,000         --
State provision, net of Federal income tax benefit          18,310       33,500
                                                         ---------    ---------
Total provision (benefit)                                $ 163,310    $  33,500
                                                         =========    =========


16. Fourth Quarter Adjustments

The net loss for the fourth quarter of 1995 of approximately $1,777,000 included material adjustments resulting primarily from changes in estimated losses in the areas of accounts receivable ($166,000), inventories ($523,000) and an accrual for the settlement of litigation ($400,000). The fourth quarter also included an adjustment to decrease cost of sales $294,000, net relating to settlements of obligations.

                         Candie's, Inc. and Subsidiaries

17. Subsequent Event

On April 3, 1996 the Company entered into an agreement (the "Vendor Agreement") with a principal supplier of footwear products (the "Vendor") to satisfy in full, certain trade payables (the "Payables") amounting to $1,680,000. Under the terms of the Vendor Agreement, the Company has agreed to; (i) issue 1,050,000 shares of the Company's Common Stock (the "Vendor Shares") with certain registration rights; (ii) issue an option to purchase 75,000 shares of the Company's Common Stock; and (iii) make a future payment of $50,000. The Company has agreed to file a registration statement (the "Registration") covering the Vendor Shares. The Company's payables will be released by the Vendor upon the earlier of the date the Registration is declared effective, the date the Vendor sells all the shares or the Vendor receives an opinion of counsel that the Vendor shares may be sold under rule 144(k).

The Vendor has supplied the Company with approximately 90% and 50% of the Company's total purchases, for the years ended January 31, 1996 and 1995, respectively. Total open purchase commitments at January 31, 1996 with the Vendor amounted to approximately $4,900,000.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     CANDIE'S, INC.

                                                     By: /s/ Neil Cole
                                                       -------------------------
                                                         Neil Cole
                                                         Chief Executive Officer

Dated:  May 7, 1996

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

         Name                              Title                        Date
         ----                              -----                        ----

/s/ Neil Cole                      Chairman of the Board and         May 7, 1996
- -------------------------------      Chief Executive Officer
Neil Cole

/s/ Gary Klein                     Vice-President Finance            May 7, 1996
- ------------------------------       (Principal Financial and
Gary Klein                           Accounting Officer)


/s/ Lawrence O'Shaughnessy         Chief Operating Officer           May 7, 1996
- ------------------------------       and a Director
Lawrence O'Shaughnessy

/s/ Barry Emanuel                  Director                          May 7, 1996
- -----------------------------
Barry Emanuel

                                   Director                               , 1996
- ------------------------------
Mark Tucker