Form 10QSB
period 1996-04-30
CANDIES INC
filed 1996-06-14
CIK 857737

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended April 30, 1996

     Transition Report pursuant to Section 13 or 15(d) of the Exchange
     Act

     For the transition period from  ___________________ to  ___________________

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

            YES  X         NO ________

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of July 15, 1996, 9,817,939 shares of Common Stock, par value $.001 per share were outstanding.

Transitional small business disclosure format (check one):

             YES _______   NO   X

                         CANDIE'S, INC. AND SUBSIDIARIES
                              INDEX TO FORM 10-QSB
                       FOR THE PERIOD ENDED APRIL 30, 1996


                                                                          PAGE
                                                                          ----

PART I.                 FINANCIAL INFORMATION

   ITEM 1.  Financial Statements

   Condensed Consolidated Balance Sheets at April 30, 1996                3-4
   and January 31, 1996 (unaudited)

   Condensed Consolidated Statements of Operations for the                  5
   Three Months Ended April 30, 1996 and 1995 (unaudited)

   Condensed Consolidated Statements of Stockholders Equity                 6
   for the Three Months Ended April 30, 1996 (unaudited)

   Condensed Consolidated Statements of Cash Flows for
   the Three Months Ended April 30, 1996 and 1995 (unaudited)             7-8

   Notes to Condensed Consolidated Financial Statements                  9-14

   ITEM 2.

   Management's Discussion and Analysis of Financial                    15-16
   Condition and Results of Operations

PART II.  OTHER INFORMATION                                                17

SIGNATURES                                                                 18

                         Candie's, Inc. and Subsidiaries

                           Consolidated Balance Sheets
                                  (unaudited)

PART I.

ITEM 1.
                                                         April 30,   January 31,
                                                           1996          1996
                                                      --------------------------
Assets
Current assets:
     Cash and cash equivalents                        $   133,877    $   204,996
     Accounts receivable, net of allowances of
       $97,000 (April) and $64,000 (January)              807,853      1,228,812
     Inventories                                        4,559,278      3,999,946
     Prepaid expenses                                     694,315        534,909
                                                      --------------------------
Total current assets                                    6,195,323      5,968,663
                                                      --------------------------

Property and equipment -net                               157,204        121,068
                                                      --------------------------

Other assets:
     Noncompetition agreements                            364,524        374.466
     Trademark                                          4,760,762      4,831,466
     Other                                                440,964        450.150
                                                      --------------------------
Total other assets                                      5,566,250      5,656,082
                                                      --------------------------

Total assets                                          $11,918,777    $11,745,813
                                                      ==========================



See accompanying notes to consolidated financial statements.

                         Candie's, Inc. and Subsidiaries

                           Consolidated Balance Sheets
                                  (unaudited)

                                                              April 30,      January 31,
                                                                 1996           1996
                                                            ----------------------------
Liabilities and stockholders' equity Current liabilities:
  Accounts payable-trade                                    $  3,233,784    $  1,874,412
  Due to factor                                                  778,135       1,299,096
  Accrued expenses                                               890,143       1,183,515
  Accounts payable-trade, expected to be
   refinanced with common stock (Note 12)                      1,680,000       1,680,000
                                                            ----------------------------
Total current liabilities                                      6,582,062       6,037,023

Long-term liabilities                                            123,748         122,436
                                                            ----------------------------

Total liabilities                                              6,705,810       6,159,459
                                                            ----------------------------

Commitments, contingencies and other matters

Stockholders' equity:
  Preferred stock, $.01 par value--shares authorized
      5,000,000; none issued or outstanding
  Common stock, $.001 par value--shares authorized
      30,000,000; shares issued: 8,767,939 and
      8,745,738 at April 30, 1996 and January 31, 1996             8,768           8,746
  Additional paid-in capital                                  10,093,230      10,043,301
  Deficit, since February 28, 1993, (deficit eliminated
     $27,696,007)                                             (4,889,031)     (4,465,693)
                                                            ----------------------------
Total stockholders' equity                                     5,212,967       5,586,354
                                                            ----------------------------
Total liabilities and stockholders' equity                  $ 11,918,777    $ 11,745,813
                                                            ============================


                         Candie's, Inc. and Subsidiaries

                      Consolidated Statements of Operations
                                  (unaudited)

                                                           Three Months Ended
                                                        April  30,      April 30,
                                                           1996            1995
                                                       --------------------------
Net revenues                                           $ 6,258,373    $ 5,752,603
Cost of goods sold                                       4,627,699      4,241,435
                                                       --------------------------
Gross profit                                             1,630,674      1,511,168
                                                       --------------------------

Operating expenses:

Selling expenses                                         1,142,328      1,163,203
General and administrative expenses                        771,791        802,516
                                                       --------------------------
                                                         1,914,119      1,965,719
                                                       --------------------------

Operating loss                                            (283,445)      (454,551)

Other  deductions:
     Interest expense - net                               (139,893)      (174,447)
                                                       --------------------------
                                                          (139,893)      (174,447)

Loss before provision for income taxes                    (423,338)      (628,998)

Provision for income taxes                                    --              721
                                                       --------------------------

Net loss                                               $  (423,338)   $  (629,719)
                                                       ==========================

Net loss per share                                     $      (.05)   $      (.07)
                                                       ==========================

Weighted average number of common shares outstanding     8,750,424      8,531,205
                                                       ==========================



See accompanying notes to consolidated financial statements.

                         Candie's, Inc. and Subsidiaries

                 Consolidated Statements of Stockholders' Equity

                                 April 30, 1996
                                   (unaudited)

                                                                                    Additional
                                                             Common Stock             Paid-In           Retained
                                                        Shares        Amount          Capital            Deficit           Total
                                                     -------------------------------------------------------------------------------
Balance at January 31, 1996                          8,745,738      $     8,746      $10,043,301      $(4,465,693)      $ 5,586,354

Issuance of  common stock in
connection with retirement plan                         22,201               22           49,929             --              49,951

Net loss for the period ended
April 30, 1996                                            --               --               --           (423,338)         (423,338)
                                                     -------------------------------------------------------------------------------

Balance at April 30, 1996                            8,767,939      $     8,768      $10,093,230      $(4,889,031)      $ 5,212,967
                                                     ===============================================================================




See accompanying notes to consolidated financial statements.

                         Candie's, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows
                                  (unaudited)

                                                         Three Months Ended
                                                        April 30,     April 30,
                                                          1996          1995
                                                     ---------------------------
Cash flows from operating activities:
Net loss                                             $  (423,338)   $  (629,719)

Items in net loss affecting cash:

   Depreciation and amortization                         103,718        104,795
   Provision for allowances and bad debts expense            198           --


  Changes in operating assets and liabilities:

        Accounts receivable                              420,761        170,514
        Inventories                                     (559,332)      (680,325)
        Prepaid expenses                                (159,406)      (348,597)
        Other assets                                        --          (57,247)
        Due to factor                                   (520.961)     1,280,837
        Accounts payable - trade                       1,409,323        231,472
        Accrued expenses                                (293,372)      (341,271)
        Long term liabilities                              1,312        (51,047)
                                                     ---------------------------

Net cash used in operating activities                    (21,097)      (320,588)
                                                     ---------------------------



See accompanying notes to consolidated financial statements.

                         Candie's, Inc. and Subsidiaries

                                  (unaudited)

                                                           Three Months Ended
                                                          April 30,    April 30,
                                                             1996        1995
                                                         ----------------------
Cash flows used in investing activities:
Capital expenditures                                     $ (50,022)   $  (2,811)
                                                         ----------------------

Net cash used in investing activities                      (50,022)      (2,811)
                                                         ----------------------

Cash flows from financing activities:
Proceeds from notes payable                                   --        598,763
                                                         ----------------------

Net cash provided by financing activities                     --        598,763
                                                         ----------------------

Net (decrease) increase in cash and cash equivalents       (71,119)     275,364

Cash and cash equivalents, beginning of year               204,996         --
                                                         ----------------------
Cash and cash equivalents, end of year                   $ 133,877    $ 275,364
                                                         ======================


Supplemental cash flow information:

Cash paid during the period for interest                 $ 139,893    $ 160,273
                                                         ======================

Cash paid during the period for income taxes             $  42,301    $  41,421
                                                         ======================


Supplemental disclosures of non cash activities:

Issuance of 22,201 shares of common stock for the three months ended April 30, 1996 as a matching contribution in connection with the Company's retirement plan. The matching contribution of $49,951 was accrued at January 31, 1996.

                         Candie's, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                 April 30, 1996

1. Basis of Presentation and Description of Business

Candie's, Inc., the Registrant, together with its subsidiaries is referred to herein as Candie's or the "Company."

     The condensed consolidated financial statements included herein are unaudited and include all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations of the interim period pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included under generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures in such financial statements are adequate to make the information presented not misleading. These condensed consolidated statements should be read in conjunction with the Company's financial statement and the notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 1996.

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

The Company designs, markets, imports and distributes a variety of moderately-priced, leisure and fashion footwear for women and girls under the trademarks CANDIE'S(R), BONGO(R), ASPEN(R) and certain others. The Company is a licensee of the BONGO and ASPEN trademarks. The Company's product line also includes a wide variety of workboots, hiking shoes and men's leisure shoes designed, marketed and distributed by Bright Star. The Company sells to retailers throughout the United States.

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

                         Candie's, Inc. and Subsidiaries

2. Summary of Significant Accounting Policies (continued)

Goodwill and Candies Trademark

Goodwill in the amount of $551,093, represents the excess amount paid over the fair value of assets acquired related to the acquisition of Bright Star and is being amortized over fifteen years. Accumulated amortization at April 30, 1996 and January 31, 1996 was approximately $217,186 and $208,000, respectively.

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

Revenue Recognition

Revenue, which include product sales and commissions, on an agency basis, is recognized when the related goods have been shipped and legal title has passed to the customer. Commissions received amounted to $476,834 and $375,353 for the three months ended April 30, 1996 and 1995 respectively.

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

                         Candie's, Inc. and Subsidiaries

2. Summary of Significant Accounting Policies (continued)

Stock-Based Compensation (continued)

     SFAS 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations with pro forma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company continues to account for its stock based compensation plans in accordance with the provisions of APB 25.

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

Reclassifications

Certain amounts from the April 30, 1995 financial statements have been reclassified to conform to the current year's presentation.

Cash Flows

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents.

3. Acquisition of Bright Star Footwear, Inc.

In connection with the acquisition of Bright Star in 1991, the Company entered into noncompete agreements with Bright Star's former Chairman and President whereby the Company paid $1,225,000 and issued $2,275,000 of notes to such individuals. At February 23, 1993, in connection with a quasi-reorganization, the Company wrote down this asset by $1,718,000. The agreements are being amortized over their respective terms. Accumulated amortization related to these agreements was $1,418,000 and $1,408,000 at April 30, 1996 and January 31, 1996,
respectively.

                         Candie's, Inc. and Subsidiaries

4. Prepaid Expenses

Prepaid expenses consist of the following:

                                                      April 30,      January 31,
                                                        1996            1996
                                                      --------        --------

Advertising and marketing                             $383,071        $236,087
Royalties                                               64,118         113,185
Trade shows                                            154,022          94,340
Other                                                   93,104          91,297
                                                      --------        --------

Totals                                                $694,315        $534,909
                                                      ========        ========


The Company records national advertising campaign costs as an expense upon the first showing of the related advertising and other advertising costs when incurred. Advertising expenses for the three months ended April 30, 1996 and 1995 amounted to $188,000 and $129,000, respectively.

5. Property and Equipment

Major classes of property and equipment consist of the following:

                                                        April 30,    January 31,
                                                          1996          1996
                                                        --------      --------

Furniture, fixtures and equipment                       $857,897      $807,875
Transportation equipment                                  20,750        20,750
                                                        --------      --------

                                                         878,647       828,625
Less: accumulated depreciation                           721,443       707,557
                                                        --------      --------
Net property and equipment                              $157,204      $121,068
                                                        ========      ========


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

                         Candie's, Inc. and Subsidiaries

6. Factor Agreement (continued)

Due to factor is comprised as follows:

                                                     April 30,       January 31,
                                                       1996             1996
                                                    ----------------------------

Accounts receivable assigned                        $4,962,321        $4,804,121
Outstanding advances                                 5,740,456         6,103,217
                                                    ----------------------------

Due to Factor                                       $  778,135        $1,299,096
                                                    ============================

Although the Company obtains credit insurance on the majority of its customers, the Company may incur losses on accounts receivable as a result of customer chargebacks and disputes.

7. Long-Term Liabilities

At April 30, 1996 maturities of long term liabilities (principally deferred rents) are as follows: $19,677 (1998); $47,663 (1999); $52,470 (2000); $3,938
(2001).

8. Related Party Transactions

The Company entered into a Services Allocation Agreement with New Retail Concepts, Inc. ("NRC"), (a significant shareholder of the Company, and an entity whose principal shareholder is the Company's President) pursuant to which the Company will provide NRC with financial, marketing, sales and other business services for which NRC will be charged an allocation of the Company's expenses, including employees' salaries associated with such services. Pursuant to such agreement, NRC paid the Company $12,500 during the three months ended April 30, 1996 and 1995, respectively.

9. Leases

In August 1994, the Company entered into a new lease agreement and relocated its corporate headquarters to Purchase, NY.

Rent expense was approximately $59,000 for the three months ended April 30, 1996 and 1995, respectively. As of April 30, 1996, future net minimum lease payments under noncancelable operating lease agreements are as follows:

            1997                            $  173,000
            1998                               255,000
            1999                               283,000
            2000                               289,000
            2001                                48,000
                                          ------------
                                            $1,048,000
                                          ============

                         Candie's, Inc. and Subsidiaries

10. Retirement Plans

The Company sponsors a 401(k) Savings Plan (the "Savings Plan") which covers all eligible full-time employees. Participants may elect to make pretax contributions subject to applicable limits. At its discretion, the Company may contribute additional amounts to the Savings Plan.

11. Other

On April 3, 1996 the Company entered into an agreement (the "Vendor Agreement") with Redwood Shoe Co., a principal supplier of footwear products (the "Vendor") to satisfy in full, certain trade payables (the "Payables") amounting to $1,680,000. Under the terms of the Vendor Agreement, the Company agreed to; (i) issue 1,050,000 shares of the Company's Common Stock (the "Vendor Shares") with certain registration rights; (ii) issue an option to purchase 75,000 shares of the Company's Common Stock at $1.75 per share; and (iii) make a future payment of $50,000. The Company has agreed to file a registration statement (the "Registration") covering the Vendor Shares. The Company's payables will be released by the Vendor upon the earlier of the date the Registration is declared effective, the date the Vendor sells all the Vendor Shares or the Vendor receives an opinion of counsel that the Vendor Shares may be sold under rule 144(k). The Company has issued the Vendor Shares.

ITEM 2.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Results of Operations

The following table reflects the results of operations for the periods indicated.

                              FINANCIAL HIGHLIGHTS

                      (in thousands except per share data)

                                                 Three Months Ended April 30,
                                               --------------------------------

                                                  1996                1995

Net Revenues                                   $  6,258            $  5,753
Gross Profit                                      1,631               1,511
Operating loss                                     (283)               (455)
Net loss                                           (423)               (630)

Net loss
 per share                                         (.05)               (.07)

Total assets                                   $ 11,919            $ 11,379
Long-term debt                                      124                 192
Stockholders' equity                              5,213               3,762


Three Months Ended April 30, 1996 compared to April 30, 1995

Net revenues increased by $505,770 (8.79%) for the three months ended April 30, 1996 compared with the three months ended April 30, 1995. The increase was primarily due to the Company's sales and marketing efforts, including the Company's decision to emphasize sales of casual and fashion footwear while de-emphasizing sales of outdoor footwear products. Additionally, strong sales increases occurred in the Company's licensed brand, BONGO. The increase in BONGO sales continues to reflect the continued acceptance of these products in the marketplace.

Gross margins were 26.05% in 1996 compared with 26.26% in 1995. Although pricing pressures continue at the wholesale level and cost increases on products occurred during the 1996 period, the Company was able to maintain margins as a result of increased selling prices to customers.

Selling expenses were $1,142,328 in 1996 compared to $1,163,203 in 1995, a decrease of 1.79%. General and administrative expenses were $771,791 in 1996 compared with $802,516 in 1995, a decrease of 3.82%. Operating expenses decreased principally due to management's efforts to reduce overhead costs through, among others, a decrease in payroll costs due to a reduction in commissions paid and certain staff reductions.

Interest expense of $139,893 was down in 1996 from the $174,447 reported in the 1995 period. The reduction resulted from reduced average borrowings during the year and more favorable interest rates.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

                        RESULTS OF OPERATIONS (continued)

As a result of the foregoing, the Company's net loss for the three months ended April 30, 1996 decreased to $423,338 from $629,719 for the corresponding period ended April 30, 1995.

Liquidity and Capital Resources

The Company relies primarily upon cash flow from operations and borrowings under its credit facility with its factor to finance its operations. For the three months ended April 30, 1996, net cash used in operating activities was $21,097 as compared with $320,588 during the same period in the prior year.

At April 30, 1996, the Company had a working capital deficiency of $386,739 versus a working capital deficiency of $68,360 at January 31, 1996. The decrease in working capital reflects the Company's investment in inventory for the peak Fall/back-to- school season.

In May 1996 the Company entered into a lease for retail store space located in the Galleria Mall in White Plains, New York where the Company intends to open its first retail store by the end of Summer. The Company anticipates that the cost to open the store will aggregate approximately $200,000.

Management anticipates it will be able to satisfy its ongoing cash requirements for the foreseeable future, including the cost required to open the Company's first retail store, primarily with cash flow from operations, borrowings under its credit facility and if necessary, funds generated from the sale of securities.

Seasonality

Demand for the Company's footwear has historically peaked during the months of June through August (the Fall/back-to-school season). As a result, shipment of the Company's products have been heavily concentrated in the second and third fiscal quarters. Therefore, the Company's results of operations typically fluctuate significantly from quarter to quarter. The Company has sought to reduce fluctuations in its quarterly operating results by marketing additional footwear categories during other selling seasons. However, there can be no assurance that the Company will be able to achieve consistent quarterly operating results in the future by implementing this strategy. The success of this strategy depends upon market acceptance of the additional products offered during selling seasons other than the peak season, of which there can be no assurance. Accordingly, operating results may continue to fluctuate in the future.

Inflation

The Company believes that the relatively moderate rate of inflation over the past few years has not had a significant impact on the Company's revenues or profitability.

PART II.     Other Information                                              Page

Item 1.      Legal Proceedings

             None

Items 2-5    Other

             None

Item 6.      Exhibits and Reports

             Exhibit 10 Agreement dated as of April 3, 1996 between the Company and Redwood Shoe Corp. (incorporated by reference to the comparable exhibit filed with the Company's annual report on Form 10-KSB for the fiscal year ended January 31, 1996.

             Exhibit 11              Computations of Earnings Per Share       19

             Exhibit 27              Financial Data Schedule                  20

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CANDIE'S, INC.

                                         By:   /s/ Neil Cole
                                               -----------------------------
                                               Neil Cole, President,
                                               (Principal Executive
                                               and Accounting Officer)

Dated:  June 15, 1996