Form 10QSB
period 1996-07-31
CANDIES INC
filed 1996-09-19
CIK 857737

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended July 31, 1996

     Transition Report pursuant to Section 13 or 15(d) the Exchange Act

     For the transition period from __________ to _____________

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

          YES __X__    NO _____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of September 15, 1996, 9,639,677 shares of Common Stock, par value $.001 per share were outstanding.

Transitional small business disclosure format (check one):

          YES _____  NO __X__

                         CANDIE'S, INC. AND SUBSIDIARIES
                              INDEX TO FORM 10-QSB
                       FOR THE PERIOD ENDED July 31, 1996


                                                                          PAGE
                                                                          ----
PART I.           FINANCIAL INFORMATION

     ITEM 1.  Financial Statements

     Condensed Consolidated Balance Sheets at July 31, 1996                3-4
     and January 31, 1996 (unaudited)

     Condensed Consolidated Statements of Income for the                     5
     Three Months Ended July 31, 1996 and 1995 (unaudited)

     Condensed Consolidated Statements of Income for the                     6
     Six Months Ended July 31, 1996 and 1995 (unaudited)

     Condensed Consolidated Statements of Stockholders Equity                7
     for the Six Months Ended July 31, 1996 (unaudited)

     Condensed Consolidated Statements of Cash Flows for                   8-9
     the Six Months Ended July 31, 1996 and 1995 (unaudited)

     Notes to Condensed Consolidated Financial Statements                10-15

     ITEM 2.

     Management's Discussion and Analysis of Financial                   16-17
     Condition and Results of Operations

PART II.  OTHER INFORMATION                                                 18

SIGNATURES                                                                  19

                         Candie's, Inc. and Subsidiaries

                           Consolidated Balance Sheets
                                   (unaudited)

PART I.

ITEM 1.                                                July 31,      January 31,
                                                         1996           1996
                                                     ---------------------------
Assets
Current assets:
  Cash and cash equivalents                          $   118,125     $   204,996
  Accounts receivable, net of allowances of
    $180,000 (July) and $64,000 (January)              4,081,772       1,228,812
  Inventories                                          3,851,672       3,999,946
  Due from factor                                        377,661            --
  Prepaid expenses                                       720,411         534,909
                                                     ---------------------------
Total current assets                                   9,149,641       5,968,663
                                                     ---------------------------
Property and equipment -net                              211,597         121,068
                                                     ---------------------------
Other assets:
  Noncompetition agreements                              354,582         374,466
  Trademark                                            4,690,058       4,831,466
  Other                                                  629,779         450,150
                                                     ---------------------------
Total other assets                                     5,674,419       5,656,082
                                                     ---------------------------
Total assets                                         $15,035,657     $11,745,813
                                                     ===========================

See accompanying notes to consolidated financial statements.

                         Candie's, Inc. and Subsidiaries

                           Consolidated Balance Sheets
                                   (unaudited)

                                                             July 31,      January 31,
                                                               1996           1996
                                                           ---------------------------
Liabilities and stockholders' equity
Current liabilities:
  Accounts payable-trade                                   $ 7,128,097     $ 1,874,412
  Due to factor                                                   --         1,299,096
  Accrued expenses                                             453,054       1,183,515
  Accounts payable-trade, expected to be
    refinanced with common stock (Note 11)                   1,680,000       1,680,000
                                                           ---------------------------
Total current liabilities                                    9,261,151       6,037,023

Long-term liabilities                                          122,000         122,436
                                                           ---------------------------
Total liabilities                                            9,383,151       6,159,459
                                                           ---------------------------
Commitments, contingencies and other matters

Stockholders' equity:
  Preferred stock, $.01 par value--shares authorized
     5,000,000; none issued or outstanding
  Common stock, $.001 par value--shares authorized
     30,000,000; shares issued: 8,767,939 and
     8,745,738 at July 31, 1996 and January 31, 1996             8,768           8,746
  Additional paid-in capital                                10,093,230      10,043,301
  Deficit, since February 28, 1993, (deficit eliminated
    $27,696,007)                                            (4,449,492)     (4,465,693)
                                                           ---------------------------
Total stockholders' equity                                   5,652,506       5,586,354
                                                           ---------------------------
Total liabilities and stockholders' equity                 $15,035,657     $11,745,813
                                                           ===========================

                         Candie's, Inc. and Subsidiaries

                        Consolidated Statements of Income
                                   (unaudited)

                                                            Three Months Ended
                                                          July 31,        July 31
                                                            1996           1995
                                                        ---------------------------
Net revenues                                            $15,041,826     $13,838,530
Cost of goods sold                                       12,488,759      10,226,117
                                                        ---------------------------
Gross profit                                              2,553,067       3,612,413
                                                        ---------------------------
Operating expenses:

Selling expenses                                          1,262,242       1,166,349
General and administrative expenses                         842,635         956,584
                                                        ---------------------------
                                                          2,104,877       2,122,933
                                                        ---------------------------
Operating income                                            448,190       1,489,480

Other income (deductions):
Other                                                       198,000        (113,000)
Interest expense - net                                     (206,651)       (211,456)
                                                        ---------------------------
                                                             (8,651)       (324,456)

Income before provision for income taxes                    439,539       1,165,024

Provision for income taxes                                     --            59,379
                                                        ---------------------------
Net income                                              $   439,539     $ 1,105,645
                                                        ===========================

Net income per share                                           $.05            $.12
                                                        ===========================

Weighted average number of common shares outstanding      8,767,939       9,456,112
                                                        ===========================

See accompanying notes to consolidated financial statements.

                         Candie's, Inc. and Subsidiaries

                        Consolidated Statements of Income
                                   (unaudited)

                                                              Six Months Ended
                                                           July 31,        July 31
                                                            1996            1995
                                                        ---------------------------
Net revenues                                            $21,300,199     $19,591,133
Cost of goods sold                                       17,116,458      14,467,552
                                                        ---------------------------
Gross profit                                              4,183,741       5,123,581
                                                        ---------------------------
Operating expenses:

Selling expenses                                          2,404,570       2,329,552
General and administrative expenses                       1,614,426       1,759,100
                                                        ---------------------------
                                                          4,018,996       4,088,652
                                                        ---------------------------
Operating income                                            164,745       1,034,929

Other income (deductions):
Other                                                       198,000        (113,000)
Interest expense -- net                                    (346,544)       (385,903)
                                                        ---------------------------
                                                           (148,544)       (498,903)

Income before provision for income taxes                     16,201         536,026

Provision for income taxes                                     --            60,100
                                                        ---------------------------
Net income                                              $    16,201     $   475,926
                                                        ===========================

Net income per share                                           $.00            $.05
                                                        ===========================

Weighted average number of common shares outstanding      8,759,059       9,370,562
                                                        ===========================

See accompanying notes to consolidated financial statements.

                         Candie's, Inc. and Subsidiaries

                 Consolidated Statements of Stockholders' Equity

                                  July 31, 1996
                                   (unaudited)

                                                              Additional
                                          Common stock          Paid-In      Retained
                                     Shares          Amount     Capital       Deficit         Total
                                    ------------------------------------------------------------------
Balance at January 31, 1996         8,745,738        $8,746   $10,043,301   $(4,465,693)    $5,586,354

Issuance of  common stock in
connection with retirement plan        22,201            22        49,929          --           49,951

Net income for the period ended
July 31, 1996                            --            --            --          16,201         16,201
                                    ------------------------------------------------------------------
Balance at July 31, 1996            8,767,939        $8,768   $10,093,230   $(4,449,492)    $5,652,506
                                    ==================================================================

See accompanying notes to consolidated financial statements.

                         Candie's, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                          Six Months Ended
                                                        July 31,       July 31,
                                                         1996           1995
                                                      --------------------------
Cash flows from operating activities:
Net income                                            $   16,201     $  475,926

Items in net income affecting cash:

  Depreciation and amortization                          215,462        209,481
  Provision for allowances and bad debts expense          46,541         73,788
  Sale of joint venture interest                        (198,000)          --

Changes in operating assets and liabilities:

  Accounts receivable                                 (2,899,501)    (3,214,083)
  Inventories                                            148,274       (272,735)
  Prepaid expenses                                      (185,502)      (779,671)
  Other assets                                              --         (119,971)
  Due to factor                                       (1,676,757)      (258,464)
  Accounts payable - trade                             5,303,636      3,809,453
  Accrued expenses                                      (730,461)       (85,487)
  Long term liabilities                                     (436)       (75,241)
                                                      --------------------------
Net cash provided by (used in) operating activities       39,457       (237,004)
                                                      --------------------------

See accompanying notes to consolidated financial statements.

                         Candie's, Inc. and Subsidiaries

                                   (unaudited)


                                                          Six Months Ended
                                                         July 31,    July 31,
                                                          1996        1995
                                                       ----------------------
Cash flows used in investing activities:
Capital expenditures                                   $(126,328)   $  (2,811)
                                                       ----------------------
Net cash used in investing activities                   (126,328)      (2,811)
                                                       ----------------------
Cash flows from financing activities:
Proceeds from warrants                                      --         37,501
Proceeds from notes payable                                 --        600,000
                                                       ----------------------
Net cash provided by financing activities                   --        637,501
                                                       ----------------------
Net (decrease) increase in cash and cash equivalents     (86,871)     397,686

Cash and cash equivalents, beginning of period           204,996         --
                                                       ----------------------
Cash and cash equivalents, end of period               $ 118,125    $ 397,686
                                                       ======================

Supplemental cash flow information:

Cash paid during the period for interest               $ 346,544    $ 353,365
                                                       ======================
Cash paid during the period for income taxes           $  42,301    $  41,421
                                                       ======================


Supplemental disclosures of non cash activities:

The Company issued 22,201 shares of common stock for the six months ended July 31, 1996, as a matching contribution in connection with the Company's retirement plan. The matching contribution of $49,951 was accrued at January 31, 1996.

The Company recorded a gain of $198,000 for the six months ended July 31, 1996, in connection with the sale of its ownership interest in a joint venture agreement with Urethane Technologies, Inc. ("UTI") in exchange for 175,000 shares of UTI common stock.

                         Candie's, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                  July 31, 1996


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

The Company designs, markets, imports and distributes a variety of moderately-priced, leisure and fashion footwear for women and girls under the trademarks CANDIE'S(R), BONGO(R), LUCKY BRAND(R), ASPEN(R) and certain others. The Company is a licensee of the BONGO, LUCKY BRAND and ASPEN trademarks. The Company's product line also includes a wide variety of workboots, hiking shoes and men's leisure shoes designed, marketed and distributed by Bright Star. The Company sells to retailers throughout the United States.


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

                         Candie's, Inc. and Subsidiaries

2.   Summary of Significant Accounting Policies (continued)

Property, Equipment and Depreciation

Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the assets (5-10 years) using accelerated methods.


Goodwill and Candies Trademark

Goodwill in the amount of $551,093, represents the excess amount paid over the fair value of assets acquired related to the acquisition of Bright Star and is being amortized over fifteen years. Accumulated amortization at July 31, 1996 and January 31, 1996 was approximately $226,000 and $208,000, respectively.

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


Revenue Recognition

Revenue, which include product sales and commissions, on an agency basis, is recognized when the related goods have been shipped and legal title has passed to the customer. Commissions and licensing income received amounted to $1,616,013 and $1,682,468 for the six months ended July 31, 1996 and 1995 respectively.


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


Reclassifications

Certain amounts from the July 31, 1995 financial statements have been reclassified to conform to the current year's presentation.


Cash Flows

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents.


3.   Acquisition of Bright Star Footwear, Inc.

In connection with the acquisition of Bright Star in 1991, the Company entered into noncompete agreements with Bright Star's former Chairman and President whereby the Company paid $1,225,000 and issued $2,275,000 of notes to such individuals. At February 23, 1993, in connection with a quasi-reorganization, the Company wrote down this asset by $1,718,000. The agreements are being amortized over their respective terms. Accumulated amortization related to these agreements was $1,428,000 and $1,408,000 at July 31, 1996 and January 31, 1996,
respectively.

                         Candie's, Inc. and Subsidiaries

4.   Prepaid Expenses

Prepaid expenses consist of the following:

                                         July 31,            January 31,
                                          1996                  1996
                                        --------              --------
Advertising and marketing               $345,278              $236,087
Royalties                                 12,285               113,185
Trade shows                              130,459                94,340
Store opening costs                       78,888                    --
Other                                    153,501                91,297
                                        --------              --------
Totals                                  $720,411              $534,909
                                        ========              ========


The Company records national advertising campaign costs as an expense upon the first showing of the related advertising and other advertising costs when incurred. Advertising expenses for the six months ended July 31, 1996 and 1995 amounted to $331,442 and $243,242, respectively.


5.   Property and Equipment

Major classes of property and equipment consist of the following:

                                        July 31,             January 31,
                                          1996                  1996
                                        --------              --------
Furniture, fixtures and equipment       $934,203              $807,875
Transportation equipment                  20,750                20,750
                                        --------              --------
                                         954,953               828,625
Less: accumulated depreciation           743,356               707,557
                                        --------              --------
Net property and equipment              $211,597              $121,068
                                        ========              ========


6.   Factor Agreement

On April 2, 1993, the Company entered into an accounts receivable factoring agreement. The agreement provides the Company with the ability to borrow funds from the factor, limited to 80% of eligible accounts receivable and 50% of eligible finished goods inventory (to a maximum of $7 million in inventory) in which the factor has a security interest. The agreement also provides for the opening of documentary letters of credit (up to a maximum of $2.5 million) to suppliers, on behalf of the Company. The total credit facility is limited to $10 million. The factor requires a deposit equal to 43% of the amount of the letter of credit to be opened. Borrowings bear interest at the rate of one and one-half percent (1-1/2%) over the existing prime rate established by the Philadelphia National Bank. The Company's President has personally guaranteed any and all borrowings with the factor.

                         Candie's, Inc. and Subsidiaries

6.   Factor Agreement (continued)

Due to factor is comprised as follows:

                                           July 31,          January 31,
                                             1996               1996
                                         ------------------------------
Accounts receivable assigned             $ 8,087,799        $ 4,804,121
Outstanding advances                       7,710,138          6,103,217
                                         ------------------------------
Due (from) to factor                     $  (377,661)       $ 1,299,096
                                         ==============================

Although the Company obtains credit insurance on the majority of its customers, the Company may incur losses on accounts receivable as a result of customer chargebacks and disputes.


7.   Long-Term Liabilities

At July 31 1996 maturities of long term liabilities consist principally of deferred rents.


8.   Related Party Transactions

The Company entered into a Services Allocation Agreement with New Retail Concepts, Inc. ("NRC"), (a significant shareholder of the Company, and an entity whose principal shareholder is the Company's President) pursuant to which the Company will provide NRC with financial, marketing, sales and other business services for which NRC will be charged an allocation of the Company's expenses, including employees' salaries associated with such services. Pursuant to such agreement, NRC paid the Company $50,000 during the six months ended July 31, 1996 and 1995, respectively.


9.   Leases

In August 1994, the Company entered into a new lease agreement and relocated its corporate headquarters to Purchase, NY.

Rent expense was approximately $118,000 for the six months ended July 31, 1996 and 1995, respectively. As of July 31, 1996, future net minimum lease payments under noncancelable operating lease agreements are as follows:

                   1997                  $115,000
                   1998                   255,000
                   1999                   283,000
                   2000                   289,000
                   2001                    48,000
                                         --------
                                         $990,000
                                         ========

                         Candie's, Inc. and Subsidiaries

10.  Retirement Plans

The Company sponsors a 401(k) Savings Plan (the "Savings Plan") which covers all eligible full-time employees. Participants may elect to make pretax contributions subject to applicable limits. At its discretion, the Company may contribute additional amounts to the Savings Plan.


11.  Other

a.) On April 3, 1996 the Company entered into an agreement (the "Vendor Agreement") with Redwood Shoe Co., a principal supplier of footwear products (the "Vendor") to satisfy in full, certain trade payables (the "Payables") amounting to $1,680,000. Under the terms of the Vendor Agreement, the Company has agreed to; (i) issue 1,050,000 shares of the Company's Common Stock (the "Vendor Shares") with certain registration rights; (ii) issue an option to purchase 75,000 shares of the Company's Common Stock at $1.75 per share; and
(iii) make a future payment of $50,000. The Company agreed to file a registration statement (the "Registration") covering the Vendor Shares. The Company's payables will be released by the Vendor upon the earlier of the date the Registration is declared effective, the date the Vendor sells all the Shares or the Vendor receives an opinion of counsel that the Vendor Shares may be sold under rule 144(k). The Company has issued the Vendor Shares.

b.) The Company recorded a non-operating gain of $198,000 for the three months ended July 31, 1996, in connection with the sale of its 50% ownership interest in a joint venture with Urethane Technologies, Inc. ("UTI"). The joint venture was originally established to exploit technology relating to the production of footwear soles. The Company received 175,000 shares of UTI restricted common stock. The value of the shares received approximated 50% of the equity interest in the joint venture. UTI is a publicly traded company whose securities are quoted on NASDAQ.

ITEM 2.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


Results of Operations

Three Months Ended July 31, 1996 Compared to July 31, 1995

Net revenues increased by $1,203,296 (8.69%) for the three months ended July 31, 1996 compared with the three months ended July 31, 1995. The increase was primarily due to the Company's sales and marketing efforts, including the Company's decision to emphasize sales of casual and fashion footwear while de-emphasizing sales of outdoor footwear products. Additionally, strong sales increases occurred in products bearing the BONGO trademark. The increase in BONGO sales continues to reflect the continued acceptance of these products in the marketplace.

Gross margins were 16.97% in 1996 compared with 26.10% in 1995. The decrease was attributable to higher levels of closeout sales and promotional activity, such as increased allowances and advertising.

Selling expenses were $1,262,242 in 1996 compared to $1,166,349 in 1995, an increase of 8.22% primarily due to higher advertising and marketing costs. General and administrative expenses were $842,635 in 1996 compared with $956,584 in 1995, a decrease of 11.91%. Operating expenses decreased principally due to management's efforts to reduce overhead costs through, among others, a decrease in compensation costs due to a reduction in commissions paid and certain staff reductions.

Interest expense of $206,651 was down in 1996 from the $211,456 reported in the 1995 period. The reduction resulted from reduced average borrowings during the year and more favorable interest rates.

As a result of the foregoing, the Company's net income for the three months ended July 31, 1996 decreased to $439,539 from $1,105,645 for the corresponding period ended July 31, 1995.


Six Months Ended July 31, 1996 Compared to July 31, 1995

Net revenues increased by $1,709,066 (8.72%) for the six months ended July 31, 1996 compared with the six months ended July 31, 1995. The increase was primarily due to the Company's sales and marketing efforts, including the Company's decision to emphasize sales of casual and fashion footwear while de-emphasizing sales of outdoor footwear products. Additionally, strong sales increases occurred in products bearing the BONGO trademark. The increase in BONGO sales continues to reflect the continued acceptance of these products in the marketplace.

Gross margins were 19.64% in 1996 compared with 26.15% in 1995. The decrease was attributable to a higher level of closeout sales and promotional activity, such as increased allowances and advertising.

Selling expenses were $2,404,570 in 1996 compared to $2,329,552 in 1995, an increase of 3.22% primarily due to higher advertising and marketing expenses. General and administrative expenses were $1,614,426 in 1996 compared with $1,759,100 in 1995, a decrease of 8.22%. Operating expenses decreased principally due to management's efforts to reduce overhead costs through, among others, a decrease in compensation costs due to a reduction in commissions paid and certain staff reductions.

Interest expense of $346,544 was down in 1996 from the $385,903 reported in the 1995 period. The reduction resulted from reduced average borrowings during the year and more favorable interest rates.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)


As a result of the foregoing, the Company's net income for the six months ended July 31, 1996 decreased to $16,201 from $475,926 for the corresponding period ended July 31, 1995.


Liquidity and Capital Resources

The Company relies primarily upon cash flow from operations and borrowings under its credit facility with its factor to finance its operations. For the six months ended July 31, 1996, net cash provided by operating activities was $39,457 as compared with net cash used in operating activities of $237,004 during the same period in the prior year.

At July 31, 1996, the Company had a working capital deficiency of $111,510 versus a working capital deficiency of $68,360 at January 31, 1996.

In May 1996 the Company entered into a lease for retail store space located in the Galleria Mall in White Plains, New York, where the Company intends to open the first retail store by the end of September. The Company anticipates that the cost to open the store will aggregate approximately $250,000.

Management anticipates it will be able to satisfy its ongoing cash requirements for the foreseeable future, including the cost required to open the Company's first retail store, primarily with cash flow from operations, borrowings under its credit facility and if necessary, funds generated from the sale of securities.


Seasonality

Demand for the Company's footwear has historically peaked during the fall/back-to-school season. As a result, shipment of the Company's products have been heavily concentrated in the second and third fiscal quarters. Therefore, the Company's results of operations can fluctuate from quarter to quarter. The Company has sought to reduce fluctuations in its quarterly operating results by marketing additional footwear categories during other selling seasons. However, there can be no assurance that the Company will be able to achieve consistent quarterly operating results in the future by implementing this strategy. The success of this strategy depends upon market acceptance of the additional products offered during selling seasons other than the peak season, of which there can be no assurance. Accordingly, operating results may continue to fluctuate in the future.


Inflation

The Company believes that the relatively moderate rate of inflation over the past few years has not had a significant impact on the Company's revenues or profitability.

PART II.   Other Information                                                Page

Item 1.    Legal Proceedings

           None

Items 2-5  Other

           None

Item 6.    Exhibits and Reports

           Exhibit 11   Computations of Earnings Per Share                   20

           Exhibit 27   Financial Data Schedule                              21

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             CANDIE'S, INC.

                                             By:  /s/ Neil Cole
                                                  ----------------------------
                                                  Neil Cole, President,
                                                  (Principal Executive
                                                  and Accounting Officer)

Dated:  September 18, 1996