Form 10QSB/A
period 1994-04-30
CANDIES INC
filed 1996-09-30
CIK 857737

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


NOTE 6 - RESTATEMENT

In September 1991, in connection with an Indemnification Agreement with the Company's former president, former management and the Company recorded a capital contribution and treasury stock acquisition approximating $1,627,000 in recognition of the fair market value of 37,967 shares to reimburse the Company for U.S. Customs duties assessments. During fiscal 1995 the Company discovered that the shares were not received and therefore the prior accounting treatment was incorrect. The restatement has no effect on total stockholders' equity, results of operations or per share results previously recorded. See Condensed Consolidated Statement of Stockholders' Equity for restated balances.

                                            Treasury Stock           Additional
                                        ------------------------      Paid-In
                                         Shares        Amount         Capital
                                        ---------   ------------    -----------
Balance at January 31, 1994, as
  previously reported                   (254,633)   ($2,698,377)    $ 7,670,081

Correction of previously recorded
  treasury stock transaction              37,967      1,627,344      (1,627,344)
                                        --------    -----------     -----------
Balance at January 31, 1994, as
  restated                              (216,666)   ($1,071,033)    $ 6,042,737
                                        ========    ===========     ===========


                                            Treasury Stock           Additional
                                        ------------------------      Paid-In
                                         Shares        Amount         Capital
                                        ---------   ------------    -----------
Balance at April 30, 1994, as
  previously reported                   (254,633)   ($2,698,377)    $ 7,939,882

Correction of previously recorded
  treasury stock transaction              37,967      1,627,344      (1,627,344)
                                        --------    -----------     -----------
Balance at April 30, 1994, as
  restated                              (216,666)   ($1,071,033)    $ 6,312,538
                                        ========    ===========     ===========


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


     a)Exhibits:

          11.  Computation of Earnings Per Share

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

                                            CANDIE'S, INC.
                                           ------------------------------
                                           (Registrant)


DATED:  September 3, 1996                By:/s/Neil Cole
                                            -----------------------------
                                            NEIL COLE
                                            President and
                                            Chief Executive Officer
                                            (Principal Executive and
                                            Accounting Officer)