Form 10QSB/A
period 1994-07-31
CANDIES INC
filed 1996-09-30
CIK 857737

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
                                        ========    ===========     ===========


                                            Treasury Stock           Additional
                                        ------------------------      Paid-In
                                         Shares        Amount         Capital
                                        ---------   ------------    -----------
Balance at July 31, 1994, as
  previously reported                   (254,633)   ($2,698,377)    $ 9,265,368

Correction of previously recorded
  treasury stock transaction              37,967      1,627,344      (1,627,344)
                                        --------    -----------     -----------
Balance at July 31, 1994, as
  restated                              (216,666)   ($1,071,033)    $ 7,638,024
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

Item 6.


     a) Exhibits:

          10.1 Settlement Agreement and Release and Waiver of Claims between the Company and Saintday International Co., Ltd. (1)

          10.2 Agreement between the Company and Major League Footwear, Inc.

          10.3 Settlement Agreement and Release and Waiver of Claims between the Company and Starter Corporation. (1)

          10.4 Agreement between the Company and New Retail Concepts, Inc. dated May 16, 1994. (1)

          10.5 Personal Guaranty of Neil Cole in favor of Congress Talcott Corporation dated June 28, 1994. (1)

          11.  Computation of Earnings Per Share

          27.  Financial Data Schedule. (2)


     b) Reports on Form 8-K

- ----------
(1)   Previously filed.

(2)   Filed herewith.

                                 CANDIE'S, INC.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CANDIE'S, INC.
                                  (Registrant)


DATED:  September 3, 1996       By: /S/  NEIL COLE
                                    ------------------------------------------
                                    NEIL COLE
                                    President and Chief Executive Officer
                                    (Principal Executive and Accounting Officer)