Form 10QSB/A
period 1994-10-31
CANDIES INC
filed 1996-09-30
CIK 857737

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

                                                                           PAGE
                                                                           ----
PART I. FINANCIAL INFORMATION

   ITEM 1.  Financial Statements

   Condensed Consolidated Balance Sheets at October 31, 1994                3-4
   and January 31, 1994

   Condensed Consolidated Statements of Operations for the                  5-6
   Three Months Ended October 31, 1994 and 1993

   Condensed Consolidated Statements of Operations for the                  7-8
   Nine Months Ended October 31, 1994 and 1993

   Condensed Consolidated Statement of Stockholders' Equity                   9
   (Deficiency) for the Nine Months Ended October 31, 1994

   Condensed Consolidated Statements of Cash Flows for                    10-11
   the Nine Months Ended October 31, 1994 and 1993

   Notes to Condensed Consolidated Financial Statements                   12-24

   ITEM 2.

   Management's Discussion and Analysis of Financial                      25-29
        Condition and the Results of Operations

PART II.  OTHER INFORMATION                                                  30

SIGNATURES                                                                   31

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
                                     =============         =============

                                                            CANDIE'S, INC.
                                 CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                              FOR THE NINE MONTHS ENDED OCTOBER 31, 1994
                                                              (unaudited)
                                                           Restated (Note 6)
                                                 PREFERRED
                             COMMON STOCK          STOCK          ADDITIONAL                    TREASURY STOCK
                         ------------------    --------------      PAID-IN    ACCUMULATED     -------------------
                         SHARES       AMOUNT   SHARES  AMOUNT      CAPITAL      DEFICIT       SHARES       AMOUNT          TOTAL
                         ------       ------   ------  ------      -------      -------       ------       ------          -----

BALANCE, JANUARY 31,
1994, AS PREVIOUSLY
REPORTED                5,022,735       $5,023                  $ 7,670,081  $(5,546,908)   (254,633)    $(2,698,377)  $  (570,181)

CORRECTION OF
PREVIOUSLY RECORDED
TREASURY STOCK
TRANSACTION PURSUANT
TO AN INDEMNIFICA-
TION AGREEMENT                                                   (1,627,344)                  37,967       1,627,344
                        ---------   ----------  ------   -----  -----------  -----------    --------     -----------    ----------

RESTATED BALANCE,
JANUARY 31, 1994        5,022,735        5,023                    6,042,737   (5,546,908)   (216,666)     (1,071,033)     (570,181)

ISSUANCE OF 810,000
SHARES OF COMMON
STOCK IN CONJUNCTION
WITH SETTLEMENTS OF
OBLIGATIONS               810,000          810                      952,690                                                953,500

EL GRECO DEBT TO
EQUITY CONVERSION         240,740          241                      324,759                                                325,000

ISSUANCE OF SHARES
OF COMMON STOCK IN
CONJUNCTION WITH
PRIVATE PLACEMENTS
IN MAY 1994, NET OF
$13,381 IN FEES           281,481          281                      317,838                                                318,119

ISSUANCE OF COMMON
AND PREFERRED STOCK
IN CONJUNCTION WITH
PRIVATE PLACEMENTS
IN OCTOBER 1994 NET
OF $232,287 IN FEES       956,525          957  10,286   $ 103    1,690,140                                              1,691,200

CAPITAL CONTRIBUTION                                                740,000                                                740,000


FIELDCREST ESCROW
SHARES - COMMON           100,000          100                      114,900                                                115,000


NET INCOME FOR THE
NINE MONTHS ENDED
OCTOBER 31, 1994                                                               1,804,143                                 1,804,143
                        ---------   ----------  ------   -----  -----------  -----------    --------     -----------    ----------

BALANCE, OCTOBER 31,
1994, AS RESTATED       7,411,481       $7,412  10,286   $ 103  $10,183,064  ($3,742,765)   (216,666)    $(1,071,033)   $5,376,781
                        =========   ==========  ======   =====  ===========  ===========    ========     ===========    ==========


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



NOTE 6 - RESTATEMENT

The Company has restated the 1995 Statement of Operations and Stockholders' Equity to give effect to certain property received by the Company's Institutional Lender from the Company's former President in connection with a personal guaranty and pledge of collateral, as a reduction of the extraordinary gain recognized ($740,000) in connection with the Company's restructuring and extinguishment of debt. Such amount was credited to additional paid-in capital to recognize this transaction.

                                            For the Three Months
                                           Ended October 31,1994

                                   Previously                        As
                                    Reported      Adjusted        Restated
                                   ----------     ---------      ----------
Net income (loss):                 $2,207,820     ($740,000)     $1,467,820
                                   ==========     =========      ==========

Earnings (loss) per share:              $0.33        ($0.11)          $0.22
                                   ==========     =========      ==========


                                            For the Nine Months
                                           Ended October 31,1994

                                   Previously                        As
                                    Reported      Adjusted        Restated
                                   ----------     ---------      ----------
Net income (loss):                 $2,544,143     ($740,000)     $1,804,143
                                   ==========     =========      ==========

Earnings (loss) per share:              $0.44        ($0.13)          $0.31
                                   ==========     =========      ==========

The Company has also restated the Statement of Stockholder's Equity (from January 31, 1993) to correct the accounting for the receipt of 37,967 shares of the Company's common stock, which were subject to an Indemnity Agreement, whereby the Company's former president was to reimburse the Company for approximately $1,800,000, exclusive of interest and penalties, for all duties, interest and penalties in connection with a U.S. Customers Service audit for the period 1986 to 1991. In September 1991, the Company exercised its option to acquire such shares and the Company and former management recorded this as a capital contribution and treasury stock acquisition. The Company discovered, during fiscal 1995, that the shares were never received and therefore the prior accounting was incorrect. This adjustment which reduced additional paid-in capital and treasury stock, had no effect on total stockholders' equity, results of operations or per share results, previously reported. See Condensed Consolidated Statement of Stockholder's Equity for restated balances.

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
                                        ========    ===========     ===========

                                            Treasury Stock           Additional
                                        ------------------------      Paid-In        Accumulated
                                         Shares        Amount         Capital          Deficit
                                        ---------   ------------    -----------      -----------
Balance at October 31, 1994, as
  previously reported                   (254,633)   ($2,698,377)    $11,070,408      ($3,002,765)

Capital contribution                                                    740,000         (740,000)

Correction of previously recorded
  treasury stock transaction              37,967      1,627,344      (1,627,344)               0
                                        --------    -----------     -----------      -----------
Balance at October 31, 1994, as
  restated                              (216,666)   ($1,071,033)    $10,183,064      ($3,742,765)
                                        ========    ===========     ===========      ===========


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


Item 1.     Legal Proceedings

                    None.


Items 2-5.
                    None.


Item 6.


          a) Exhibits:

               11. Computation of Earnings Per Share

               27. Financial Data Schedule


          b) Reports on Form 8-K

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


                                                     CANDIE'S, INC.
                                                     --------------
                                                     (Registrant)



DATED:  September 3, 1996                         By:/s/Neil Cole
                                                     ---------------
                                                     President and
                                                     Chief Executive Officer
                                                     (Principal Executive and
                                                     Accounting Officer)