Form 10KSB/A
period 1995-01-31
CANDIES INC
filed 1996-09-30
CIK 857737

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A


                         AMENDMENT NO. 3 to FORM 10-KSB


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

                         Candie's, Inc. and Subsidiaries

          Consolidated Statements of Stockholders' Equity (Deficiency)
                            (Restated Notes 2 and 7)

                                                                           Common Stock              Preferred Stock      Additional
                                                                       ---------------------        ----------------       Paid-In
                                                                       Shares         Amount        Shares     Amount      Capital
                                                                      --------------------------------------------------------------
Balance at January 31, 1993, as previously reported                      912,577         $912             --      --    $17,737,564


Correction of previously recorded treasury stock transaction
   pursuant to an indemnification agreement -- Note 2                                                                    (1,627,344)
                                                                      ----------     --------      ---------   -----    -----------
Balance January 31, 1993, as restated                                    912,577          912             --      --     16,110,220


   Issuance of common  stock at $5.00 per share  pursuant to a secondary  public offering on March 3, 1993, net of related
     expenses of $1,577,298                                            1,475,000        1,475             --      --      5,796,227

   Issuance of common stock in connection with the acquisition of

     Candie's trademark                                                  900,000          900             --      --      1,079,100

   Issuance of common stock and write-off of deferred
     professional fees and accrued interest in connection with
     conversion of debenture                                             777,777          778             --      --      2,489,483

   Acquisition of treasury stock through capital contribution by the
   former debenture holder                                                    --           --             --      --        415,033

   Forgiveness of debt by the Company's institutional lender                  --           --             --      --      5,940,019

   Issuance of common stock in connection with acquisition of
     underwriter's IPO warrants                                           57,609           58             --      --            (58)

   Issuance of common stock in lieu of compensation to two
     executives                                                           32,500           33             --      --        129,967

   Issuance of common stock in connection with settlements of accrued  royalties owed to Chaus and legal fees related to the
     offering on March 3, 1993                                           115,000          115             --      --        305,885

   Net loss for the month ended February 28, 1993                             --           --             --      --             --

   Reclass stockholders' deficiency pursuant to quasi-                        --           --             --      --    (27,696,007)
     reorganization
                                                                      ----------     --------      ---------   -----    -----------
Balance at February 28, 1993, as restated                              4,270,463        4,271             --      --      4,569,869

   Additional secondary offering costs and settlements of prior
     year liabilities                                                         --           --             --      --       (411,586)

   Issuance of common stock at $2.75 per share  pursuant to a private  placement on May 18, 1993, net of related expenses of
     $114,794; and 25,000 shares of common stock in connection
     with private placement finder's fee                                 752,272          752             --      --      1,884,454

   Net loss for eleven months ended January 31, 1994                          --           --             --      --             --
                                                                      ----------     --------      ---------   -----    -----------
Balance at January 31, 1994, as restated                               5,022,735        5,023             --      --      6,042,737



                                                                                                Treasury Stock
                                                                         Retained          ------------------------
                                                                         Deficit            Shares         Amount            Total
                                                                       -------------------------------------------------------------

Balance at January 31, 1993, as previously reported                    $(26,921,823)       (126,856)    $(2,283,344)   $(11,466,691)

Correction of previously recorded treasury stock transaction
   pursuant to an indemnification agreement -- Note 2                                        37,967       1,627,344
                                                                       ------------        --------     -----------    ------------

Balance January 31, 1993, as restated                                   (26,921,823)        (88,889)       (656,000)    (11,466,691)

   Issuance of common  stock at $5.00 per share  pursuant to a secondary  public offering on March 3, 1993, net of related
     expenses of $1,577,298                                                      --              --              --       5,797,702

   Issuance of common stock in connection with the acquisition of

     Candie's trademark                                                          --              --              --       1,080,000

   Issuance of common stock and write-off of deferred
     professional fees and accrued interest in connection with
     conversion of debenture                                                     --              --              --       2,490,261

   Acquisition of treasury stock through capital contribution by the
   former debenture holder                                                       --        (127,777)       (415,033)             --

   Forgiveness of debt by the Company's institutional lender                     --              --              --       5,940,019

   Issuance of common stock in connection with acquisition of
     underwriter's IPO warrants                                                  --              --              --              --

   Issuance of common stock in lieu of compensation to two
     executives                                                                  --              --              --         130,000

   Issuance of common stock in connection with settlements of accrued  royalties owed to Chaus and legal fees related to the
     offering on March 3, 1993                                                   --              --              --         306,000

   Net loss for the month ended February 28, 1993                          (774,184)             --              --        (774,184)

   Reclass stockholders' deficiency pursuant to quasi-                   27,696,007              --              --              --
     reorganization
                                                                       ------------        --------     -----------    ------------
Balance at February 28, 1993, as restated                                        --        (216,666)     (1,071,033)      3,503,107

   Additional secondary offering costs and settlements of prior
     year liabilities                                                            --              --              --        (411,586)

   Issuance of common stock at $2.75 per share  pursuant to a private  placement on May 18, 1993, net of related expenses of
     $114,794; and 25,000 shares of common stock in connection
     with private placement finder's fee                                         --              --              --       1,885,206

   Net loss for eleven months ended January 31, 1994                     (5,546,908)             --              --      (5,546,908)
                                                                       ------------        --------     -----------    ------------
Balance at January 31, 1994, as restated                                 (5,546,908)       (216,666)     (1,071,033)       (570,181)

                         Candie's, Inc. and Subsidiaries

                            (Restated Notes 2 and 7)

                                                                        Common Stock          Preferred Stock       Additional
                                                                   ---------------------------------------------     Paid-In
                                                                     Shares       Amount     Shares      Amount      Capital
                                                                   ------------------------------------------------------------
Balance at January 31, 1994 (carryforward)                           5,022,735    $5,023         --   $      --    $6,042,737

   Issuance of common stock  (including  100,000 shares issued and in escrow) in conjunction with settlements of litigation and
   other obligations                                                   910,000       910         --          --     1,067,590

   Issuance of common stock in full satisfaction of the
     El Greco Note                                                     240,740       241         --          --       324,759

   Issuance of common stock pursuant to private placements
     in May 1994, net of related expenses of $66,881                   281,481       281         --          --       317,838

   Issuance of common stock and 8% Series A Convertible
     Preferred Stock pursuant to private placements in
     October 1994, net of related expenses of $398,400;
     and 55,000 shares of common stock in lieu of payment
     of professional fees                                            1,011,525     1,012     10,286         103     1,729,085

   Capital Contribution (Note 7)                                            --        --         --          --       740,000

   Conversion of 8% Series A Convertible Preferred Stock into
     common stock                                                      894,432       894    (10,286)       (103)         (791)

   Issuance of common stock to NRC                                      86,957        87         --          --        99,913

   Retirement of treasury shares                                      (216,666)     (217)        --          --    (1,070,816)


   Shares reserved in connection with settlement
     of litigation                                                     478,261       478                              549,522

   Tax effect of utilization of pre-quasi reorganization
     operating loss carryforwards                                           --        --         --          --       103,000

   Net income for the year ended January 31, 1995                           --        --         --          --            --

                                                                     --------------------------------------------------------
Balance at January 31, 1995, as restated                             8,709,465    $8,709         --          --    $9,902,837
                                                                     ========================================================

                                                                                           Treasury Stock
                                                                        Retained        ---------------------
                                                                         Deficit         Shares      Amount         Total
                                                                       -----------------------------------------------------
Balance at January 31, 1994 (carryforward)                             $(5,546,908)    (216,666)  $(1,071,033)   $ (570,181)

   Issuance of common stock  (including  100,000 shares issued and in escrow) in conjunction with settlements of litigation and
   other obligations                                                            --           --            --     1,068,500

   Issuance of common stock in full satisfaction of the
     El Greco Note                                                              --           --            --       325,000

   Issuance of common stock pursuant to private placements
     in May 1994, net of related expenses of $66,881                            --           --            --       318,119


   Issuance of common stock and 8% Series A Convertible
     Preferred Stock pursuant to private placements in
     October 1994, net of related expenses of $398,400;
     and 55,000 shares of common stock in lieu of payment
     of professional fees                                                       --           --                   1,730,200

   Capital Contribution (Note 7)                                                --           --                     740,000


   Conversion of 8% Series A Convertible Preferred Stock into
     common stock                                                               --           --            --            --

   Issuance of common stock to NRC                                              --           --            --       100,000

   Retirement of treasury shares                                                --      216,666     1,071,033            --


   Shares reserved in connection with settlement
     of litigation                                                                                                  550,000

   Tax effect of utilization of pre-quasi reorganization
     operating loss carryforwards                                               --           --            --       103,000

   Net income for the year ended January 31, 1995                           27,259           --            --        27,259
                                                                       ----------------------------------------------------
Balance at January 31, 1995, as restated                               $(5,519,649)          --            --    $4,391,897
                                                                       ====================================================



          See accompanying notes to consolidated financial statements.

                         Candie's, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                               Year ended January 31
                                                                 1995          1994
                                                             -------------------------
                                                               Restated
                                                               (Note 7)

Cash flows from operating activities
Net income (loss)                                               $27,259   $(6,321,092)
Items in net income (loss) not affecting cash:
    Depreciation and amortization                               496,119       590,868
    Provision for writedown of investment in Joint Venture           --       262,276
    Provision for litigation settlement                              --       555,000
    Gain on extinguishment of debt                           (2,083,175)           --
    Loss on settlements of litigation and other obligation       77,697            --
    Provision for allowances on accounts receivable             187,217       291,175
    Income on defined benefit plan curtailment                 (340,000)      (39,000)
    Straight-line rent obligation no longer required           (126,329)           --
    Gain on settlement of vendor liability                     (509,888)           --
    Loss on abandonment of property and equipment                60,755        28,282
    Increase  (decrease) in cash flows from changes in
      operating assets and liabilities:
        Restricted cash                                        (100,000)           --
        Accounts receivable                                    (544,535)      149,429
        Inventories                                             303,575    (2,860,113)
        Prepaid expenses                                        122,637      (215,364)
        Refundable income taxes                                 219,876        84,147
        Other assets                                            (38,089)       98,312
        Accounts payable                                          2,069        18,658
        Due to factor                                          (620,378)    1,782,413
        Due to Major League Footwear                                 --       613,771
        Accrued expenses and taxes                              365,899       548,752
        Accrued royalty                                              --      (100,000)
        Payable for inventory in transit                        709,927       (83,511)
        Accrued U.S. Customs duties                             (42,280)   (1,028,547)
        Other noncurrent liabilities                            206,213            --
                                                             ------------------------
Net cash used in operating activities                        (1,625,431)   (5,624,544)
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

                         Candie's, Inc. and Subsidiaries

2. Summary of Significant Accounting Policies (continued)


 (b) Restatement

The Company has restated the fiscal year 1995 Statements of Operations and Stockholders' Equity to give effect to certain property received by the Company's Institutional Lender from the Company's former President arising from his personal guaranty and pledge of collateral, as a reduction ($740,000, $.12 per share) of the extraordinary gain recognized in connection with the Company's restructuring and extinguishment of debt. Such amount was credited to additional paid in capital to recognize this transaction. See Note 7.

                                      For the Year Ended January 31, 1995
                                    Previously                        As
                                     Reported     Adjusted         Restated
                                    ----------   ----------       ----------
Net income (loss):
Net income (loss) before
  extraordinary item               ($1,934,916)                  ($1,934,916)
Extraordinary item                   2,702,175    (740,000)        1,962,175
                                    ----------   ---------        ----------
Net income (loss)                   $  767,259   ($740,000)       $   27,259
                                    ==========   =========        ==========

Earnings (loss) per share:
Net income (loss) before
  extraordinary item                    ($0.30)                       ($0.30)
Extraordinary item                       $0.42      ($0.12)            $0.30
                                         -----      ------             -----
Net income (loss)                        $0.12      ($0.12)            $0.00
                                         =====      ======             =====




The Company has also restated the Statement of Stockholder's Equity (from January 31, 1993) to correct the accounting for the receipt of 37,967 shares of the Company's common stock, which were subject to an Indemnity Agreement, whereby the Company's former president was to reimburse the Company for approximately $1,800,000, exclusive of interest and penalties, for all duties, interest and penalties in connection with a U.S. Customers Service audit for the period 1986 to 1991. In September 1991, the Company exercised its option to acquire such shares and the Company and former management recorded this as a capital contribution and treasury stock acquisition. The Company discovered, during fiscal 1995, that the shares were never received and therefore the prior accounting was incorrect. This adjustment which reduced additional paid-in capital and treasury stock, had no effect on total stockholders' equity, results of operations or per share results, previously reported. See Condensed Consolidated Statement of Stockholders' Equity for restated balances.


Set forth below is a summary of the restatements:

                                                                          (1)
                                             -----------------------------------------------------------
                                                     Treasury Stock
                                             --------------------------------              Additional
                                               Shares               Amount               Paid-In Capital
                                               ------               ------               ---------------
Balance at January 31, 1994, as
previously reported                          (254,633)            $(2,698,377)              $7,670,081
Correction of previously recorded
Treasury Stock transaction                     37,967               1,627,344               (1,627,344)
                                             --------             -----------               ----------
Balance at January 31, 1994, as
restated                                     (216,666)            $(1,071,033)              $6,042,737
                                             ========             ===========               ==========


                                                                                             Additional          Accumulated
                                                                                          Paid-In Capital          Deficit
                                                                                          ---------------          -------
Balance at January 31, 1995, as
previously reported                                                                         $9,162,837           $(4,779,649)
Capital Contribution                                                                           740,000              (740,000)
                                                                                            ----------           -----------
Balance at January 31, 1995, as
restated                                                                                    $9,902,837           $(5,519,649)
                                                                                            ==========           ===========

- ----------

(1) Reference is made to Consolidated Statements of Stockholders' Equity (Deficency) (page 5-7) for the correction of this transaction from January 31, 1993, as previously reported.

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

10.5 Personal Guaranty and Waiver of Neil Cole in favor of Congress Talcott Corporation (5)*

10.6       Employment Agreement between Neil Cole and the Company (5)*

10.7       Amendment to Employment Agreement between Neil Cole and the Company*

10.8 Services Allocation Agreement between the Company and New Retail Concepts Inc. (5)*

10.9       Joint Venture Agreement between Carousel Group, Inc. and the Company
           (4)*
                                       21

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



Dated:  September 3, 1996