Form 10QSB/A
period 1995-04-30
CANDIES INC
filed 1996-09-30
CIK 857737

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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

                                                                            PAGE

PART I.                   FINANCIAL INFORMATION

          ITEM 1.  Financial Statements

          Condensed Consolidated Balance Sheets at April 30, 1995            3-4
          and January 31, 1995

          Condensed Consolidated Statements of Operations for the              5
          Three Months Ended April 30, 1995 and 1994

          Condensed Consolidated Statement of Stockholders Equity              6
          for the Three Months Ended April 30, 1995

          Condensed Consolidated Statements of Cash Flows for                7-8
          the Three Months Ended April 30, 1995 and 1994

          Notes to Condensed Consolidated Financial Statements              9-17

          ITEM 2.

          Management's Discussion and Analysis of Financial                18-19
          Condition and Results of Operations

PART II.  OTHER INFORMATION

          ITEM 6.                                                             20

          Exhibits and Reports on Form 8-K

SIGNATURES                                                                    21

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
                                                 ===========        ===========

                                 CANDIE'S, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED APRIL 30, 1995
                                   (unaudited)
                                    RESTATED
                                    (Note 6)

                          Common     Stock       Paid-In     Accumulated
                          Shares     Amount      Capital       Deficit         Total
                        ----------   -------   ----------    -----------    ----------
Balance,
January 31, 1995,
as previously reported  8,709,465    $8,709    $9,162,837    $(4,779,649)   $4,391,897


Capital Contribution                              740,000       (740,000)
                        ----------   -------   ----------    -----------    ----------

Balance,
January 31, 1995,
as restated              8,709,465    $8,709    $9,902,837    $(5,519,649)   $4,391,897


Net loss for the
three months ended
April 30, 1995                                                  (629,719)     (629,719)
                        ----------   -------   ----------    -----------    ----------
Balance,

April 30, 1995          8,709,465    $8,709    $9,902,837    $(6,149,368)   $3,762,178
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


6. Restatement

In September 1991, in connection with an Indemnification Agreement with the Company's former president, former management and the Company recorded a capital contribution and treasury stock acquisition approximating $1,627,000 in recognition of the fair market value of 37,967 shares to reimburse the Company for U.S. Customs duties assessments. During fiscal 1995 the Company discovered that the shares were not received and therefore the prior accounting treatment was incorrect. The restatement has no effect on total stockholders' equity, results of operations or per share results previously recorded. The Company has restated the fiscal year 1995 Statements of Operations and Stockholders' Equity to give effect to certain property received by the Company's Institutional Lender from the Company's former President in connection with a personal guaranty and pledge of collateral, as a reduction of the extraordinary gain recognized ($740,000, $.12 per share) in connection with the Company's restructuring and extinguishment of debt. Such amount was credited to additional paid-in capital to recognize this transaction. See Condensed Consolidated Statement of Stockholders' Equity for restated balances.

                                        Additional
                                         Paid-In            Accumulated
                                          Capital             Deficit
                                        ----------          -----------
Balance at January 31, 1995, as
  previously reported                   $9,162,837          ($4,779,649)

Capital contribution                       740,000             (740,000)
                                        ----------          -----------
Balance at January 31, 1995, as
  restated                              $9,902,837          ($5,519,649)
                                        ==========          ===========


                                        Additional
                                         Paid-In            Accumulated
                                          Capital             Deficit
                                        ----------          -----------
Balance at April 30, 1995, as
  previously reported                   $9,162,837          ($5,409,368)

Capital contribution                       740,000             (740,000)
                                        ----------          -----------
Balance at April 30, 1995, as
  restated                              $9,902,837          ($6,149,368)
                                        ==========          ===========


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

                                            CANDIE'S, INC.
                                            ----------------------------
                                           (Registrant)


DATED: September 3, 1996                By: \s\ NEIL COLE
                                            ----------------------------
                                             NEIL COLE
                                             President and
                                             Chief Executive Officer
                                            (Principal Executive and
                                             Accounting Officer)