Form 10QSB/A
period 1995-07-31
CANDIES INC
filed 1996-09-30
CIK 857737

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB/A
                        (AMENDMENT NO. 3 TO FORM 10-QSB)


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


6.  Restatement

In September 1991, in connection with an Indemnification Agreement with the Company's former president, former management and the Company recorded a capital contribution and treasury stock acquisition approximating $1,627,000 in recognition of the fair market value of 37,967 shares to reimburse the Company for U.S. Customs duties assessments. During fiscal 1995 the Company discovered that the shares were not received and therefore the prior accounting treatment was incorrect. The restatement has no effect on total stockholders' equity, results of operations or per share results previously recorded. The Company has restated the fiscal year 1995 Statements of Operations and Stockholders' Equity to give effect to certain property received by the Company's Institutional Lender from the Company's former President in connection with a personal guaranty and pledge of collateral, as a reduction of the extraordinary gain recognized ($740,000, or $.12 per share) in connection with the Company's restructuring and extinguishment of debt. Such amount was credited to additional paid-in capital to recognize this transaction. See Condensed Consolidated Statement of Stockholders' Equity for restated balances.

                                            Additional      Accumulated
                                          Paid-In Capital     Deficit
                                          ---------------   -----------
Balance at January 31, 1995 as
  previously reported                        $9,162,837     ($4,779,649)
Capital contribution                            740,000        (740,000)
                                             ----------     -----------
Balance at January 31, 1995 as
  restated                                   $9,902,837     ($5,519,649)
                                             ==========     ===========

                                            Additional      Accumulated
                                          Paid-In Capital     Deficit
                                          ---------------   -----------
Balance at July 31, 1995 as
  previously reported                        $9,200,305     ($4,303,723)
Capital contribution                            740,000        (740,000)
                                             ----------     -----------
Balance at July 31, 1995 as
  restated                                   $9,940,305     ($5,043,723)
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

Items 2-5.

      None.

Item 6.


     Exhibits:
         11.  Computation of Earnings Per Share

         27.  Financial Data Schedule

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

                                                 CANDIE'S, INC.
                                                 ------------------------------
                                                 Registrant)


DATED: September 3, 1996                      By: \s\ NEIL COLE
                                                  -----------------------------
                                                      NEIL COLE
                                                      President and
                                                      Chief Executive Officer
                                                      (Principal Executive and
                                                      Accounting Officer)