Form 10QSB/A
period 1995-10-31
CANDIES INC
filed 1996-09-30
CIK 857737

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

                                 For the Three Months Ended October 31, 1994
                                 -------------------------------------------
                                   Previously                        As
                                    Reported       Adjusted       Restated
                                   ----------     ---------      ----------
Net income:                        $2,207,820     ($740,000)     $1,467,820
                                   ==========     =========      ==========

Earnings per share:                     $0.33        ($0.11)          $0.22
                                   ==========     =========      ==========


                                 For the Nine Months Ended October 31, 1994
                                 ------------------------------------------
                                   Previously                        As
                                    Reported       Adjusted       Restated
                                   ----------     ---------      ----------
Net income:                        $2,544,143     ($740,000)     $1,804,143
                                   ==========     =========      ==========

Earnings per share:                     $0.44        ($0.13)          $0.31
                                   ==========     =========      ==========



                                            Additional      Accumulated
                                          Paid-In-Capital     Deficit
                                          ---------------   -----------
Balance at January 31, 1995 as
  previously reported                        $9,162,837     ($4,779,649)
Capital contribution                            740,000        (740,000)
                                             ----------     -----------
Balance at January 31, 1995 as
  restated                                   $9,902,837     ($5,519,649)
                                             ==========     ===========

                                            Additional      Accumulated
                                          Paid-In-Capital     Deficit
                                          ---------------   -----------
Balance at October 31, 1995 as
  previously reported                        $9,200,305     ($3,598,081)
Capital contribution                            740,000        (740,000)
                                             ----------     -----------
Balance at October 31, 1995 as
  restated                                   $9,940,305     ($4,338,081)
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

                                               CANDIE'S, INC.
                                               -----------------------------
                                                (Registrant)


DATED: September 3, 1996                  By:  /s/ Neil Cole
                                               -----------------------------
                                                  NEIL COLE
                                                  President and
                                                  Chief Executive Officer
                                                  (Principal Executive and
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