Form 10KSB/A
period 1996-01-31
CANDIES INC
filed 1996-09-30
CIK 857737

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB/A

                        (Amendment No. 1 to Form 10-KSB)


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


Restructuring and Extinguishment of Indebtedness

     During its fiscal year ended January 31, 1994 ("Fiscal 1994"), the Company completed a restructuring plan (the "Restructuring Plan") which substantially reduced its liabilities, restructured the terms of continuing obligations, reduced operating costs and acquired new sources of revenue and capital funds by effecting (i) the acquisition of the CANDIE'S and certain other trademarks and the related trademark licensing business from El Greco, Inc. ("El Greco"), a former subsidiary of New Retail Concepts, Inc. ("NRC") that was merged into NRC in 1993, by granting additional licenses for the distribution of products bearing the CANDIE'S trademark and entering into license agreements to obtain additional brand name licenses for its Bright Star division; (ii) the conversion to equity of an outstanding $3.5 million debenture and certain other liabilities of the Company; (iii) the restructuring of the Company's institutional debt and establishment of new credit facilities; (iv) a 1-for-4.5 reverse stock split;
(v) sales of its securities; (vi) the settlement of outstanding U.S. Customs Service claims; and (vii) a quasi-reorganization of the Company's accounts. In addition, in March 1993, Neil Cole, President, Chief Executive Officer, a director and a principal stockholder of NRC, joined the Company as its new Chairman of the Board, President and Chief Executive Officer.

     Although the Restructuring Plan helped improve the Company's financial condition, the Company determined that it would have to take further steps during the fiscal year ending January 31, 1995 ("Fiscal 1995") to further improve its financial condition. During Fiscal 1995, the Company completed a further series of transactions as part of a comprehensive plan (the "Financial Program") intended to significantly improve the Company's financial viability by substantially reducing operating and other expenses and liabilities while improving cash flow. Among other things, as part of the Financial Program, the Company reduced its rental expense by relocating its executive offices and showroom to Westchester, New York, extinguished certain indebtedness to trade creditors through the issuance of shares of its common stock, settled certain litigation and extinguished approximately $3.4 million of institutional indebtedness.

     As part of its efforts to continue to improve its financial condition, in April 1996 the Company entered into an agreement to, among other things, issue shares of common stock to Redwood Shoe Corp., a principal supplier in contingent satisfaction of $1,680,000 of accounts payable owed to the supplier. See Item 6
- -- "Management's Discussion and Analysis or Plan of Operations."


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


     In April 1991, an action was commenced in the Supreme Court of the State of New York, County of Nassau by Stuart Beloff, derivatively on behalf of the Company, against Barry Feldstein, Glenn Feldstein, Michael Callahan and Dale Whitney, former officers and directors of the Company; Michael Epstein, Steven Gold and Ronald Nigro, former directors of the COmpany; and the Company, as a nominal defendant. The complaint alleges that the Company's actions in connection with a public offer to exchange warrants of the Company and the reacquisition of International Trading Group, Inc., a subsidiary of the Company ("ITG"), were detrimental to the Company's financial condition. Plaintiff seeks an accounting by the Company and payment by the individual defendants of an unspecified amount of damages. In September 1991, defendants moved to dismiss the complaint for failure to state a cause of action. The motion was granted in October 1991 based upon the Court's mistaken belief that the plaintiff had defaulted with respect to the motion. The parties agreed to reinstate the motion in June 1992, and the motion has again been submitted to the Court for its determination. The COmpany and the individual defendants intend to defend the action vigorously. Inasmuch as the Company is only a nominal defendant in the action, the Company does not believe that the outcome of the action, if decided in favor of the plaintiff, will materially adversely affect its operations. The Company has agreed to indemnify certain of the defendants in such action who are former officers and/or directors of the Company.


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


     Management continues to seek means of reducing costs while increasing revenues. In this connection, in June 1995, the Company entered into a settlement of a litigation initiated in October 1994 by a former employee of the Company and NRC pursuant to which NRC and the Company agreed to pay the plaintiff $226,000 in installments over an 18 month period, 50% (113,000) of which amount was allocated to the COmpany and recirded as a charge against income for Fiscal 1996. In addition, the Company entered into an agreement with Redwood dated April 3, 1996 (the "Redwood Agreement") to pay $50,000 to Redwood and to issue 1,050,000 shares of Common Stock (the "Redwood Shares") and an option to purchase 75,000 shares of Common Stock (the "Option Shares") at $1.75 per share to Redwood in contingent satisfaction of $1,680,000 of accounts payable to Redwood. Under the Redwood Agreement, the Company has agreed to file a registration statement with respect to the Redwood Shares and the Option Shares and Redwood has agreed that the Company's liability for such accounts payable will be released upon the earliest of (a) such registration statement being declared effective by the SEC under the Securities Act of 1933, as amended (the "Act"), (b) the date Redwood sells all of the Redwood Shares, and (c) the date Redwood receives an opinion of counsel that the Redwood Shares may be sold pursuant to Rule 144(k) under the Act. The effect of such release will be to increase the Company's working capital and stockholders' equity by $1,680,000.

     Redwood has supplied the Company with approximately 50% and 90% of the Company's total purchases for Fiscal 1995 and Fiscal 1996, respectively. Total open purchase commitments with Redwood amounted to approximately $4,900,000 at January 31, 1996.


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


                                                                              Percentage
        Name and Address of                    Amount and Nature of         of Beneficial
        Beneficial Owner (1)                  Beneficial Ownership(2)          Ownership
        --------------------                  -----------------------       -------------
Neil Cole .................................       3,508,946(3)(4)(5)            30.3%

New Retail Concepts, Inc. .................       2,027,696(3)(5)               20.0%

Terren Peizer..............................         650,000                      7.0%
c/o Beechwood Financial Company, Inc.
723 Pacific Coast Highway
Suite 322
Santa Monica, California

Redwood Shoe Corp..........................       1,125,000(6)                  11.9%
8F, 137 Hua Mei West Street
SEC. 1, Taichung, Taiwan, R.O.C.

Mark Tucker ...............................       1,125,000(7)                  11.9%

Lawrence O'Shaughnessy.....................         355,000(8)                   3.7%

Gary Klein.................................          50,000(9)                     *

Barry Emanuel..............................          25,000(10)                    *

All executive officers and directors
as a group (five persons)..................       3,938,946(3)(4)               32.9%
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

(7) Represents 1,050,000 shares of Common Stock and an option to purchase 75,000 shares of Common Stock owned of record by Redwood Shoe Corp. Mr. Tucker is a partner of Redwood Shoe Corp.

(8)  Includes   295,000  shares  of  Common  Stock  issuable  upon  exercise  of immediately exercisable options.

(9)  Includes   45,000  shares  of  Common  Stock   issuable  upon  exercise  of
     immediately exercisable options.

(10) Represents shares of Common Stock issuable upon exercise of immediately exercisable options.




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


     The Company entered into an agreement with Redwood Shoe Corp. ("Redwood") dated April 3, 1996 (the "Redwood Agreement") to pay $50,000 to Redwood and to issue 1,050,000 shares of COmmon Stock (the "Redwood Shares") and an option to purchase 75,000 sahres of Common Stock (the "Option Shares") at $1.75 per share to Redwood in contingent satisfaction of $1,680,000 of accounts payable to Redwood. Under the Redwood Agreement, the Company has agreed to file a registration statement with respect to the Redwood Shares and the Option Shares and Redwood has agreed that the COmpany's liability for such accounts payable will be released upon the earliest of (a) such registration statement being declared effective by the SEC under the Securities Act of 1933, as amended (the "Act"), (b) the date Redwood sells all of the Redwood Shares, and (c) the date Redwood receives an opinion that the Redwood Shares may be sold pursuant to Rule 144(k) under the Act. Pursuant to the Agreement Redwood has the right to designate a partner of Redwood as a director of the Company for a three year period expiring April 3, 1999. Mr. Mark Tucker has been appointed to the Company's Board of Directors as the designee of Redwood.

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

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    CANDIE'S, INC.

                                                    By: /s/ Neil Cole
                                                      -------------------------
                                                        Neil Cole
                                                        Chief Executive Officer
                                                        (Principal Executive and
                                                        Accounting Officer)

Dated:  September 3, 1996