Form 10QSB
period 1996-10-31
CANDIES INC
filed 1996-12-16
CIK 857737

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

_X_ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended October 31, 1996

     Transition Report pursuant to Section 13 or 15(d) the Exchange Act

     For the transition period from ______ to______

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

                   YES _X_                   NO___

                      APPLICABLE ONLY TO CORPORATE ISSUERS
As of December 16, 1996, 9,788,903 shares of Common Stock, par value $.001 per share were outstanding.

Transitional small business disclosure format (check one):

                   YES___                    NO _X_

                         CANDIE'S, INC. AND SUBSIDIARIES
                              INDEX TO FORM 10-QSB
                      FOR THE PERIOD ENDED October 31, 1996



                                                                      PAGE
                                                                      ----

PART I. FINANCIAL INFORMATION

   ITEM 1. Financial Statements

   Condensed Consolidated Balance Sheets at October 31, 1996          3-4
   and January 31, 1996 (unaudited)

   Condensed Consolidated Statements of Income for the                  5
   Three Months Ended October 31, 1996 and 1995 (unaudited)

   Condensed Consolidated Statements of Income for the                  6
   Nine Months Ended October 31, 1996 and 1995 (unaudited)

   Condensed Consolidated Statements of Stockholders Equity             7
   for the Nine Months Ended October 31, 1996 (unaudited)

   Condensed Consolidated Statements of Cash Flows for                8-9
   the Nine Months Ended October 31, 1996 and 1995 (unaudited)

   Notes to Condensed Consolidated Financial Statements             10-15

   ITEM 2.

   Management's Discussion and Analysis of Financial                16-17
   Condition and Results of Operations

PART II.  OTHER INFORMATION                                            18

SIGNATURES                                                             19

                         Candie's, Inc. and Subsidiaries

                           Consolidated Balance Sheets
                                   (unaudited)

PART I.

ITEM 1.                                                October 31,   January 31,
                                                          1996          1996
                                                       -------------------------
Assets
Current assets:
    Cash and cash equivalents                         $   325,129    $   204,996
   Accounts receivable, net of allowances of
     $125,000 (October) and $64,000 (January)             903,619      1,228,812
    Inventories                                         3,352,681      3,999,946
    Due from factor                                       535,269           --
    Prepaid expenses                                      614,736        534,909
                                                      --------------------------
Total current assets                                    5,731,434      5,968,663
                                                      --------------------------
Property and equipment -net                               366,759        121,068
                                                      --------------------------

Other assets:
    Noncompetition agreements                             344,640        374,466
    Trademark                                           4,619,354      4,831,466
    Other                                                 552,507        450,150
                                                      --------------------------
Total other assets                                      5,516,501      5,656,082
                                                      --------------------------
Total assets                                          $11,614,694    $11,745,813
                                                      ==========================


See accompanying notes to consolidated financial statements.

                         Candie's, Inc. and Subsidiaries

                           Consolidated Balance Sheets
                                   (unaudited)


                                                           October 31,     January 31,
                                                              1996            1996
                                                          ----------------------------
Liabilities and stockholders' equity
Current liabilities:
  Accounts payable-trade                                  $  4,076,449    $  1,874,412
  Due to factor                                                   --         1,299,096
  Accrued expenses                                             369,667       1,183,515
  Accounts payable-trade, expected to be
   refinanced with common stock (Note 11)                         --         1,680,000
                                                          ----------------------------
Total current liabilities                                    4,446,116       6,037,023

Long-term liabilities                                          120,000         122,436
                                                          ----------------------------

Total liabilities                                            4,566,116       6,159,459
                                                          ----------------------------

Commitments, contingencies and other matters

Stockholders' equity:
  Preferred stock, $.01 par value--shares authorized
     5,000,000; none issued or outstanding
  Common stock, $.001 par value--shares authorized
     30,000,000; shares issued: 9,817,938 and
     8,745,738 at October 31, 1996 and January 31, 1996          9,818           8,746
  Additional paid-in capital                                11,656,180      10,043,301
  Deficit, since February 28, 1993, (deficit eliminated
     $27,696,007)                                          (4,617,420)     (4,465,693)
                                                          ----------------------------
Total stockholders' equity                                   7,048,578       5,586,354
                                                          ----------------------------

Total liabilities and stockholders' equity                $ 11,614,694    $ 11,745,813
                                                          ============================

                         Candie's, Inc. and Subsidiaries

                        Consolidated Statements of Income
                                   (unaudited)

                                                            Three Months Ended
                                                         October 31,   October 31,
                                                            1996           1995
                                                       ----------------------------

Net revenues                                           $ 10,962,347    $ 10,602,194
Cost of goods sold                                        8,677,849       7,401,356
                                                       ----------------------------
Gross profit                                              2,284,498       3,200,838
                                                       ----------------------------
Operating expenses:

Selling expenses                                          1,416,141       1,324,304
General and administrative expenses                         665,293         856,205
                                                       ----------------------------
                                                          2,081,434       2,180,509
                                                       ----------------------------

Operating income                                            203,064       1,020,329

Other income (deductions):
Other                                                      (148,000)           --
Interest expense - net                                     (222,992)       (242,176)
                                                       ----------------------------
                                                           (370,992)       (242,176)

(Loss) income before provision for income taxes            (167,928)        778,153

Provision for income taxes                                     --            72,511
                                                       ----------------------------
Net (loss) income                                      $   (167,928)   $    705,642
                                                       ============================

Net (loss) income per share                                   ($.02)           $.07
                                                       ============================

Weighted average number of common shares outstanding      9,117,938      14,452,746
                                                       ============================


See accompanying notes to consolidated financial statements.

                         Candie's, Inc. and Subsidiaries

                        Consolidated Statements of Income
                                   (unaudited)

                                                             Nine Months Ended
                                                        October 31,     October 31,
                                                           1996            1995
                                                       ----------------------------

Net revenues                                           $ 32,262,546    $ 30,193,327
Cost of goods sold                                       25,794,309      21,868,908
                                                       ----------------------------
Gross profit                                              6,468,237       8,324,419
                                                       ----------------------------

Operating expenses:

Selling expenses                                          3,820,711       3,653,856
General and administrative expenses                       2,279,719       2,615,305
                                                       ----------------------------
                                                          6,100,430       6,269,161
                                                       ----------------------------

Operating income                                            367,807       2,055,258

Other income (deductions):
Other                                                        50,000        (113,000)
Interest expense - net                                     (569,534)       (628,079)
                                                       ----------------------------
                                                           (519,534)       (741,079)

(Loss) income before provision for income taxes            (151,727)      1,314,179

Provision for income taxes                                     --           132,611
                                                       ----------------------------
Net (loss) income                                      $   (151,727)   $  1,181,568
                                                       ============================

Net (loss) income per share                                   ($.02)           $.14
                                                       ============================

Weighted average number of common shares outstanding      8,877,444       8,542,944
                                                       ============================


See accompanying notes to consolidated financial statements.

                         Candie's, Inc. and Subsidiaries

                 Consolidated Statements of Stockholders' Equity

                                October 31, 1996
                                   (unaudited)

                                                               Additional
                                           Common stock          Paid-In      Retained
                                      Shares          Amount     Capital       Deficit         Total
                                    -------------------------------------------------------------------
Balance at January 31, 1996          8,745,738        $8,746   $10,043,301   $(4,465,693)    $5,586,354

Issuance of  common stock in
connection with retirement plan         22,200            22        49,929          --           49,951

Issuance of common stock in
connection with vendor agreement     1,050,000         1,050     1,562,950          --        1,564,000

Net loss for the period ended
October 31, 1996                          --            --            --        (151,727)      (151,727)
                                    -------------------------------------------------------------------

Balance at October 31, 1996          9,817,938        $9,818   $11,656,180   $(4,617,420)    $7,048,578
                                    ===================================================================


See accompanying notes to consolidated financial statements.

                         Candie's, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                          Nine Months Ended
                                                      October 31,    October 31,
                                                         1996           1995
                                                     ---------------------------

Cash flows from operating activities:
Net (loss) income                                     $(151,727)    $1,181,568

Items in net income affecting cash:

   Depreciation and amortization                        333,156        316,811
   Provision for allowances and bad debts expense        47,431          3,124
   Sale of joint venture interest                       (50,000)          --

  Changes in operating assets and liabilities:

        Accounts receivable                             277,762        (83,121)
        Inventories                                     647,265       (216,668)
        Prepaid expenses                                (79,827)      (860,490)
        Other assets                                    (81,616)      (117,903)
        Due from factor                              (1,834,365)      (751,238)
        Accounts payable - trade                      2,251,988      1,128,133
        Accrued expenses                               (813,848)      (171,664)
        Long term liabilities                            (2,436)      (224,708)
                                                     ---------------------------

Net cash provided by operating activities               543,783        203,844
                                                     ---------------------------


See accompanying notes to consolidated financial statements.

                         Candie's, Inc. and Subsidiaries

                                   (unaudited)


                                                          Nine Months Ended
                                                       October 31,   October 31,
                                                         1996           1995
                                                       -------------------------


Cash flows used in investing activities:
Capital expenditures                                    $(307,650)     $(34,118)
                                                       -------------------------

Net cash used in investing activities                    (307,650)      (34,118)
                                                       -------------------------

Cash flows from financing activities:
Proceeds from warrants                                       --          37,501
Stock issuance expenses                                  (116,000)         --
                                                       -------------------------

Net cash (used) provided by financing activities         (116,000)       37,501

Net increase in cash and cash equivalents                 120,133       207,227

Cash and cash equivalents, beginning of period            204,996          --
                                                       -------------------------

Cash and cash equivalents, end of period                 $325,129      $207,227
                                                       =========================


Supplemental cash flow information:

Cash paid during the period for interest                 $569,534      $567,532
                                                       =========================

Cash paid during the period for income taxes              $56,171       $53,757
                                                       =========================


Supplemental disclosures of non cash activities:

The Company issued 22,200 shares of common stock for the nine months ended October 31, 1996, as a matching contribution in connection with the Company's retirement plan. The matching contribution of $49,951 was accrued at January 31, 1996.

The Company issued 1,050,000 shares of common stock for the nine months ended October 31, 1996 (net of expenses), in connection with the "Vendor Agreement" (see note 11).

The Company recorded a gain of $50,000 for the nine months ended October 31, 1996, in connection with the sale of its ownership interest in a joint venture agreement with Urethane Technologies, Inc. ("UTI") in exchange for 175,000 shares of UTI common stock.

                         Candie's, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                October 31, 1996


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

The consolidated financial statements include the accounts of Candie's, Inc. and its wholly owned subsidiaries, Bright Star Footwear, Inc. ("Bright Star"), Ponca, Ltd. ("Ponca"), Yulong Co., Ltd. ("Yulong"), Candies Galleria, Inc. ("Candies Galleria") and the Company's 60% owned subsidiary Intercontinental Trading Group, Inc. ("ITG"), (collectively, the "Company"). Candies Galleria was formed May 16, 1996. All intercompany transactions and balances have been eliminated from the consolidated financial statements for all periods presented.

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

                         Candie's, Inc. and Subsidiaries

2. Summary of Significant Accounting Policies (continued)

Property, Equipment and Depreciation

Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the assets (3-10 years) using accelerated methods.

Goodwill and Candies Trademark

Goodwill in the amount of $551,093, represents the excess amount paid over the fair value of assets acquired related to the acquisition of Bright Star and is being amortized over fifteen years. Accumulated amortization at October 31, 1996 and January 31, 1996 was approximately $235,000 and $208,000, respectively.

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


Revenue Recognition

Revenue, which include product sales and commissions, on an agency basis, is recognized when the related goods have been shipped and legal title has passed to the customer. Commissions and licensing income received amounted to $2,649,357 and $3,399,892 for the nine months ended October 31, 1996 and 1995 respectively.


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

Reclassifications

Certain amounts from the October 31, 1995 financial statements have been reclassified to conform to the current year's presentation.

Cash Flows

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents.

3. Acquisition of Bright Star Footwear, Inc.

In connection with the acquisition of Bright Star in 1991, the Company entered into noncompete agreements with Bright Star's former Chairman and President whereby the Company paid $1,225,000 and issued $2,275,000 of notes to such individuals. At February 23, 1993, in connection with a quasi-reorganization, the Company wrote down this asset by $1,718,000. The agreements are being amortized over their respective terms. Accumulated amortization related to these agreements was $1,438,000 and $1,408,000 at October 31, 1996 and January 31, 1996, respectively.

                         Candie's, Inc. and Subsidiaries

4. Prepaid Expenses

Prepaid expenses consist of the following:

                                             October 31,       January 31,
                                                1996              1996
                                                ----              ----

Advertising and marketing                     $325,433          $236,087
Royalties                                        7,429           113,185
Trade shows                                    132,010            94,340
Other                                          149,864            91,297
                                              --------          --------

Totals                                        $614,736          $534,909
                                              ========          ========


The Company records national advertising campaign costs as an expense upon the first showing of the related advertising and other advertising costs when incurred. Advertising expenses for the nine months ended October 31, 1996 and 1995 amounted to $489,769 and $337,228, respectively.

5. Property and Equipment

Major classes of property and equipment consist of the following:

                                              October 31,      January 31,
                                                 1996             1996
                                                 ----             ----

Furniture, fixtures and equipment             $1,115,526         $807,875
Transportation equipment                          20,750           20,750
                                              ----------       ----------

                                               1,136,276          828,625
Less: accumulated depreciation                   769,517          707,557
                                              ----------       ----------
Net property and equipment                      $366,759         $121,068
                                              ==========       ==========


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

                         Candie's, Inc. and Subsidiaries

6. Factor Agreement (continued)

Due to factor is comprised as follows:

                                                  October  31,       January 31,
                                                     1996               1996
                                                 -------------------------------

Accounts receivable assigned                       $5,284,258         $4,804,121
Outstanding advances                                4,748,989          6,103,217
                                                 -------------------------------

Due (from) to factor                                $(535,269)        $1,299,096
                                                 ===============================

Although the Company obtains credit insurance on the majority of its customers, the Company may incur losses on accounts receivable as a result of customer chargebacks and disputes.

7. Long-Term Liabilities

At October 31, 1996 maturities of long term liabilities consist principally of deferred rents.

8. Related Party Transactions

The Company entered into a Services Allocation Agreement with New Retail Concepts, Inc. ("NRC"), (a significant shareholder of the Company, and an entity whose principal shareholder is the Company's President) pursuant to which the Company will provide NRC with financial, marketing, sales and other business services for which NRC will be charged an allocation of the Company's expenses, including employees' salaries associated with such services. Pursuant to such agreement, NRC paid the Company $37,500 during the nine months ended October 31, 1996 and 1995, respectively.

9. Leases

The Company's corporate headquarters is located in Purchase, NY.

Rent expense including escalations was approximately $198,000 and $177,000 for the nine months ended October 31, 1996 and 1995, respectively. As of October 31, 1996, future net minimum lease payments under noncancelable operating lease agreements for the Company's fiscal year ending January 31, are as follows:

                      1997              $     67,000
                      1998                   293,000
                      1999                   327,000
                      2000                   346,000
                      2001                   106,000
                      Thereafter             338,000
                                             -------

                                          $1,477,000
                                          ==========

                         Candie's, Inc. and Subsidiaries

10. Retirement Plans

The Company sponsors a 401(k) Savings Plan (the "Savings Plan") which covers all eligible full-time employees. Participants may elect to make pretax contributions subject to applicable limits. At its discretion, the Company may contribute additional amounts to the Savings Plan.

11. Other

a.) On April 3, 1996 the Company entered into an agreement (the "Vendor Agreement") with Redwood Shoe Co., a principal supplier of footwear products (the "Vendor") to satisfy in full, certain trade payables (the "Payables") amounting to $1,680,000. Under the terms of the Vendor Agreement, the Company has agreed to; (i) issue 1,050,000 shares of the Company's Common Stock (the "Vendor Shares") with certain registration rights; (ii) issue an option to purchase 75,000 shares of the Company's Common Stock at $1.75 per share; and
(iii) make a future payment of $50,000. The Company filed a registration statement (the "Registration") covering the Vendor Shares. The Registration was declared effective October 10, 1996. The Company has issued the Vendor Shares net of expenses of $116,000.

b.) The Company recorded a non-operating gain of $50,000 for the nine months ended October 31, 1996, in connection with the sale of its 50% ownership interest in a joint venture with Urethane Technologies, Inc. ("UTI"). The joint venture was originally established to exploit technology relating to the production of footwear soles. The Company received 175,000 shares of UTI restricted common stock. The value of the shares received approximated 50% of the equity interest in the joint venture. UTI is a publicly traded company quoted on NASDAQ.

ITEM 2.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Results of Operations

Three Months Ended October 31, 1996 Compared to October 31, 1995

Net revenues increased by $360,153 (3.39%) for the three months ended October 31, 1996 compared with the three months ended October 31, 1995. The increase was primarily due to the Company's sales and marketing efforts, including the Company's decision to emphasize sales of casual and fashion footwear while de-emphasizing sales of outdoor footwear products. Additionally, strong sales increases occurred in products bearing the BONGO and LUCKY BRAND trademarks. The increase in BONGO and LUCKY BRAND sales continues to reflect the continued acceptance of these products in the marketplace.

Gross margins were 20.83% in 1996 compared with 30.19% in 1995. The decrease was attributable to higher levels of closeout sales and promotional activity, such as increased markdowns and advertising allowances.

Selling expenses were $1,416,141 in 1996 compared to $1,324,304 in 1995, an increase of 6.93% primarily due to higher advertising and marketing costs. General and administrative expenses were $665,293 in 1996 compared with $856,205 in 1995, a decrease of 22.29%. Operating expenses decreased principally due to management's efforts to reduce overhead costs through, among others, a decrease in compensation costs due to a reduction in commissions paid and staff reductions.

Interest expense of $222,992 was down in 1996 from the $242,176 reported in the 1995 period. The reduction resulted from reduced average borrowings and more favorable interest rates.

The net loss for the third quarter of 1996 was $167,928 compared to net income of $705,642 for the same period in 1995.

Nine Months Ended October 31, 1996 Compared to October 31, 1995

Net revenues increased by $2,069,219 (6.85%) for the nine months ended October 31, 1996 compared with the nine months ended October 31, 1995. The increase was primarily due to the Company's sales and marketing efforts, including the Company's decision to emphasize sales of casual and fashion footwear while de-emphasizing sales of outdoor footwear products. Additionally, strong sales increases occurred in products bearing the BONGO and LUCKY BRAND trademarks. The increase in BONGO and LUCKY BRAND sales continues to reflect the continued acceptance of these products in the marketplace.

Gross margins were 20.04% in 1996 compared with 27.57% in 1995. The decrease was attributable to higher levels of closeout sales and promotional activity.

Selling expenses were $3,820,711 in 1996 compared to $3,653,856 in 1995, an increase of 4.56% primarily due to higher advertising and marketing expenses. General and administrative expenses were $2,279,719 in 1996 compared with $2,615,305 in 1995, a decrease of 12.83%. Operating expenses decreased principally due to management's efforts to reduce overhead costs through, among others, a decrease in compensation costs due to a reduction in commissions paid and staff reductions.

Interest expense of $569,534 was down in 1996 from the $628,079 reported in the 1995 period. The reduction resulted from reduced average borrowings and more favorable interest rates.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)


The net loss for the nine months ended October 31, 1996 was $151,727 compared to net income of $1,181,568 for the same period in 1995.

Liquidity and Capital Resources

The Company relies primarily upon cash flow from operations and borrowings under its credit facility with its factor to finance its operations. For the nine months ended October 31, 1996, net cash provided by operating activities was $543,783 as compared with $227,538 during the same period in the prior year.

At October 31, 1996, the Company had working capital of $1,285,318 versus a working capital deficiency of $68,360 at January 31, 1996.

In May 1996 the Company entered into a lease for retail store space located in the Galleria Mall in White Plains, New York, where the Company opened the first retail store in September. The cost to open the store was approximately $250,000.

Management anticipates it will be able to satisfy its ongoing cash requirements for the foreseeable future primarily with cash flow from operations, borrowings under its credit facility and if necessary, funds generated from the sale of securities.

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

Part II.       Other Information
                                                                           Page
                                                                           ----

Item 6.        Exhibits and Reports on Form 8-K

               a) Exhibits

               Exhibit 11      Computations of Earnings Per Share          20

               Exhibit 27      Financial Data Schedule (for SEC use only)  21

               b) Reports on Form 8-K

               No Reports on Form 8-K were filed during the period covered by this Form 10-QSB

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                         CANDIE'S, INC.

                                                         By: /s/ Neil Cole
                                                            -----------------
                                                         Neil Cole, President,
                                                         (Principal Executive
                                                         and Accounting Officer)

Dated:  December 16, 1996