Form 10KSB
period 1997-01-31
CANDIES INC
filed 1997-05-01
CIK 857737

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB



(Mark One)

[X]  Annual Report Under Section 13 or 15(d) of the  Securities  Exchange Act of
     1934

          For the fiscal year ended January 31, 1997

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to ____________

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

       Common Stock, $.001 par value and Class B and Class C Common Stock
                               Purchase Warrants
                                (Title of Class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                       ---   ---

     Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The  issuer's  revenues  for the fiscal  year ended  January 31, 1997 were:
$45,005,416.

     The aggregate market value of the voting stock held by non-affiliates of the registrant (based upon the closing sale price of $5.75) on April 18, 1997 was approximately $42,066,000.

     As of April 18, 1997, 10,160,031 shares of Common Stock, par value $.001 per share were outstanding.

           Transitional Small Business Disclosure Format (check one):

                              Yes       No X
                                 ---      ---

     DOCUMENTS INCORPORATED BY REFERENCE: Portions of the definitive prosy statement of Candie's, Inc. relating to its annual meeting of stockholders to be held in 1997 are incorporated by reference into Items 9 - 12 of Part III of this Form 10-KSB. Candie's, Inc. intends to file such definitive proxy statement with the Securities and Exchange Commission no later than May 31, 1997.

                           CANDIE'S, INC.-FORM 10-KSB

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----
                                     PART I

Item 1.  Description of Business.............................................  1
  Description of Properties...........................................  6
Item 3.  Legal Proceedings...................................................  6
Item 4.  Submission of Matters to a Vote of Security-Holders.................  8


                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters ...........  8
Item 6.  Management's Discussion and Analysis or Plan of Operations .........  9
Item 7.  Financial Statements ............................................... 13
Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............................................ 13

                                    PART III

Item  9. Directors, Executive Officers, Promoters
         and Control Persons; Compliance with Section 16(a)
         of the Exchange Act ................................................ 14
Item 10. Executive Compensation.............................................. 14
Item 11. Security Ownership of Certain Beneficial Owners
         and Management...................................................... 14
Item 12. Certain Relationships and Related Transactions...................... 14
Item 13. Exhibits, List and Reports on Form 8-K.............................. 14

                                     PART I

Item 1. Business

Introduction

     Candies, Inc., which was incorporated in Delaware in 1978, and its subsidiaries (together, the "Company") are engaged primarily in the design, marketing and importation of a variety of moderately-priced women's and girls' casual and fashion footwear under the CANDIE'S(R) and BONGO(R) trademarks for distribution to better department and specialty stores nationwide. The Company recently commenced to market and distribute, under the CANDIE'S(R) and BONGO(R) trademarks, children's footwear designed by it. The Company also arranges for the manufacture of footwear products, similar to those produced under the CANDIE'S(R) trademark, for mass market and discount retailers, under one of the Company's other trademarks or under the private label brand of the retailer. Moreover, the Company distributes a variety of men's workboots, hiking boots, winter boots and outdoor casual shoes designed and marketed by the Company's wholly-owned subsidiary, Bright Star Footwear, Inc. ("Bright Star"), under private labels and a brand name licensed by the Company from third parties specifically for use by Bright Star (ASPEN(R)). The Company uses the BONGO(R) trademark pursuant to an exclusive license to manufacture and market footwear in North America and in certain foreign countries for an initial period expiring July 31, 1998, which may be extended by the Company under certain circumstances to July 31, 2001.

Products

     CANDIE'S(R) Footwear Products. CANDIE'S(R) brand fashion and casual footwear is designed primarily for girls and women, aged 8 to 40, featuring a variety of styles for a variety of uses. The retail prices of CANDIE's footwear generally range from $30 to $60. Four times per year, as part of its Spring and Fall collections, the Company generally designs and markets 30 to 40 different styles of shoes among its footwear categories. Approximately one-third of such styles are "updates" of the Company's most popular styles from prior periods and the Company considers such footwear to be "core" products.

     The Company's designers analyze and interpret fashion trends and translate such trends into shoe styles consistent with the CANDIE'S(R)image and price point. Fashion trend information is compiled by the Company's designers through various methods, including travel to Europe, to identify and confirm seasonal trends, utilization of outside fashion forecasting services and attendance at trade shows and seminars. Each season, subsequent to the final determination of that season's line by the design team and management (including colors, trim, fabrics, constructions and decorations), the design team travels to the Company's manufacturers to oversee the production of the initial sample lines.

     During the fiscal year ended January 31, 1997 ("Fiscal 1997"), the Company engaged four well-known fashion designers to design a line of footwear for the Company under the CANDIE'S(R) brand for the Spring 1997 selling season. Pursuant to agreements with such designers, each will receive a royalty of 8% of wholesale sales of footwear designed by such designer, against a guaranteed minimum royalty of $20,000. The Company currently intends to extend the agreement with one such designer to include the Company's Fall 1997 selling season.

     BONGO(R) Footwear Products. The Company designs fashion and casual footwear for girls and women, aged 14 to 40, and markets and distributes such footwear under the BONGO(R) trademark pursuant to a license agreement with the owner of such trademark. The retail price range for such footwear is between $30 to $50. The Company distributes such footwear to department and specialty retail stores, including Nordstroms, Burdines, Wet Seal/Contempo Casuals, Mervyns and Edison Brothers.

     Private Label Products. The Company arranges for the manufacture of women's footwear, acting as agent for mass market and discount retailers, primarily under the retailer's private label brand. Under its agency arrangements, the Company receives a commission based upon the purchase price of the products purchased from the manufacturer for providing design expertise, arranging for the manufacturing of the footwear, oversight of production, inspection of the finished goods and arranging for the sale of the finished goods by the manufacturer to the retailer. All of the private label footwear is presold against firm purchase orders and are backed by letters of credit opened by such retailers.

     Bright Star Footwear. Bright Star, acting principally as agent for its customers, designs, markets and distributes a wide variety of workboots, hiking boots, winter boots and mens' leisure footwear, which is either unbranded, or marketed under the private label brand names of Bright Star's customers, or under the Company's licensed brand, ASPEN(R). Bright Star's customer base consists of a broad group of retailers, including discounters, specialty retailer and better grade accounts. Bright Star's products are directed toward the moderately-priced market. The retail prices of Bright Star's footwear generally ranges from $25 to $75. The majority of Bright Star's products are sold on a commission agency basis.

Manufacturing and Suppliers

     The Company does not own or operate any manufacturing facilities. The Company's footwear products are manufactured to its specifications by a number of independent suppliers located in Brazil, China, Spain, Italy, the United States, and Taiwan. The Company believes that such diversification permits it to respond to customer needs and minimizes risks associated with foreign manufacturing. The Company has developed, and seeks to develop, long-term relationships with manufacturers that can produce a high volume of quality products at competitive prices.

     The Company negotiates the prices of finished products with its suppliers. Such suppliers manufacture the products themselves or subcontract with other manufacturers. Bright Star utilizes unaffiliated agents who are responsible for identifying suppliers, planning production schedules, supervising manufacture, inspecting samples and finished products and arranging for the shipment of goods directly to customers in the United States. Finished goods are purchased primarily on an open account basis, generally payable within 7 to 45 days after shipment.

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

     For Fiscal 1997 and the fiscal year ended January 31, 1996 ("Fiscal 1996"), Redwood Shoe Corp. ("Redwood"), a buying agent for the Company, initiated the manufacture of approximately 80% and 90%, respectively, of the Company's total footwear purchases. At January 31, 1997, the Company had placed approximately $4 million of purchase commitments with Redwood consisting of open purchase orders. For information concerning an agreement with Redwood pursuant to which the Company satisfied certain indebtedness to Redwood for $1,680,000 of accounts payable, see Item 6 - "Management's Discussion and Analysis or Plan of Operation," and Item 12 - "Certain Relationships and Related Transactions."

     There can be no assurance that, in the future, the capacity or availability of manufacturers or suppliers will be adequate to meet the Company's product needs.

Tariffs, Import Duties and Quotas

     All products manufactured overseas are subject to United States tariffs, customs duties and quotas. In accordance with the Harmonized Tariff Schedule (a fixed duty structure in effect since January 1, 1989), the Company pays import duties on its footwear products manufactured outside of the United States ranging from approximately 3.2% to 48%, depending on whether the principal component of the product is leather or some other material. Inasmuch as the Company's products have differing compositions, the import duties vary with each shipment of footwear products. Since 1981, there have not been any quotas or restrictions imposed on footwear imported by the Company into the United States.

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

Backlog

     At April 25, 1997, the Company had bookings (orders booked for fiscal 1998 which include shipments to date) for footwear products of approximately $67 million, as compared to bookings of approximately $27 million at April 25, 1996. The Company anticipates that all of the orders constituting bookings at April 25, 1997 will be filled by the end of its fiscal year ending January 31, 1998 ("Fiscal 1998"). The bookings at any particular time is affected by a number of factors, including seasonality, the buying policies of retailers and the scheduling of manufacture and shipment of products. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

Seasonality

     In previous years, demand for the Company's footwear peaked during the months of June through August (the fall/back-to-school selling season). As a result, shipment of the Company's products in previous years were heavily concentrated in its second and third fiscal quarters. Accordingly, historically, operating results have fluctuated significantly from quarter to quarter. Although there can be no assurance that the Company will be able to achieve consistent quarterly operating results in future years, based upon the success of the Company's Spring 1997 product lines, the Company believes that fluctuations in its quarterly operating results will be reduced over the next year.

Customers and Sales

     During Fiscal 1997, the Company sold its footwear products to more than 500 retail accounts consisting of department stores, including Federated Stores (which includes Macy's and Bloomingdale's), Nordstrom's and May Company, mass merchandisers, shoe stores and other outlets. There can be no assurance that such customers will continue to purchase products from the Company or utilize its services in the future.

     The Company generally requires payment for goods by its customers either by letter of credit or by check, subject to collection, within 30 to 60 days after delivery of the goods. In certain instances, the Company offers its customers a discount from the purchase price in lieu of returned goods; otherwise, goods may be returned solely for defects in quality, in which event the Company returns the goods to the manufacturer for a credit to the Company's account.

     The Company currently utilizes the services of 13 full-time sales persons (including nine employees and four independent contractors), who are compensated on a commission basis. The Company emphasizes customer service in the conduct of its operations and maintains a customer service department. The Company's customer service department processes customer purchase orders and supports the sales representatives by coordinating orders and shipments with customers.

Licensing of the CANDIE'S(R) Trademark

     During Fiscal 1996, the Company licensed the CANDIE'S(R) trademark for use in connection with the manufacture and distribution of women's intimate apparel and children's footwear. The Company terminated these licenses during Fiscal 1997 because, as to children's footwear, the Company has commenced to distribute its own line of children's footwear under the CANDIE'S(R)trademark and, as to women's intimate apparel, the Company believed that the licensee's level of retail distribution was inadequate to service the current retail market for the Company's intimate apparel.

     The Company currently intends to offer new license agreements for women's apparel, accessories and related categories as the success of the CANDIE'S(R) brand escalates. The Company does not intend to aggressively market such licenses but intends to evaluate prospective licensees based on experience, financial stability, reputation, marketing and distribution ability, the marketability of the proposed product line and compatibility of such proposed product line with the product lines of existing CANDIE'S(R)licensees. There can be no assurance that the Company will be able to successfully license the CANDIE'S(R)trademark in the future.

Trademarks

     The Company believes that its federally registered trademark, CANDIE'S(R), is of material importance in marketing the Company's products and, accordingly, has significant value. The Company also owns other registered trademarks which it does not consider to be material to its current operations. There can be no assurance that the CANDIE'S(R) trademark does not, and will not, violate the proprietary rights of others, that such trademark would be upheld if challenged, or that the Company would, in such an event, not be prevented from using such trademarks, any of which events could have a material adverse effect on the Company.

     The Company also sells footwear under the BONGO(R) and ASPEN(R) trademarks, which the Company licenses from third parties. The BONGO(R) license agreement grants the Company the exclusive right to market and distribute footwear under the BONGO(R) trademark in North America and certain foreign countries for a term expiring on July 31, 1998, subject to the Company's right to extend the license through July 31, 2001 under certain circumstances. The ASPEN(R) license agreement grants Bright Star the exclusive right to market and distribute certain categories of footwear under the ASPEN(R) trademark in the United States, its territories and Puerto Rico for a term expiring on September 30, 1998. The BONGO(R) and ASPEN(R) licenses require the Company to pay royalties based on percentages of sales exceeding certain minimum royalties.

Competition

     The footwear industry is extremely competitive in the United States and the Company faces substantial competition in each of its product lines. In general, competitive factors include quality, price, style, name recognition and service. Although the Company believes that it competes favorably in these areas, there can be no assurance that it will be able to do so in the future. In addition, the presence in the marketplace of various fashion fads and the limited availability of shelf
space  can  affect   competition.   Many  of  the  Company's   competitors  have
substantially greater financial, distribution, marketing and other resources than the Company and have achieved significant name recognition for their brand names, such as Esprit(R), Bass(R) and Nine & Co.(R). There can be no assurance that the Company will be able to successfully compete with the companies marketing these products.

Employees

     At April 15, 1997, the Company employed 61 persons, of whom three are executives, 19 are full-time sales and marketing personnel, 15 are customer service representatives, five are product development personnel, seven are retail store personnel and 12 are administrative personnel. None of the Company's employees is represented by a labor union. The Company also utilizes the services of several independent contractors who are engaged in sales. The Company considers its relations with its employees to be good.

Investment in Joint Venture

     In September 1991, the Company and Carousel Group, Inc. ("Carousel") entered into an agreement to form a joint venture (the "Joint Venture") to exploit certain polyurethane technology relating to the production of footwear soles and other opportunities that might arise. Carousel subsequently assigned its right under the agreement to Urethane Technologies, Inc. The Company contributed $1 million to the Joint Venture to fund equipment acquisition and working capital requirements for a 50% interest in the Joint Venture, while Carousel contributed certain technical knowledge and capabilities. During Fiscal 1997, the Company sold its interest in the Joint Venture to Urethane in exchange for 175,000 unregistered shares of Urethane common stock and recorded a $16,000 gain as part of the transaction.


Item 2.  Description of Properties

     The Company currently occupies 14,430 square feet of office and showroom space at 2975 Westchester Avenue, Purchase, New York pursuant to a lease which expires on April 1, 2000. The monthly rental expense pursuant to the lease is $21,645 per month through March 1998 and, thereafter, $24,050 per month through the expiration date of the lease. The Company also occupies approximately 1,265 square feet of retail space in The Galleria shopping mall in White Plains, New York pursuant to a lease which expires on September 30, 2006. The lease provides for a minimum monthly rental of approximately $3,000 through September 30, 1998 increasing to approximately $5,000 for the 12 months ending September 30, 2006, plus additional rent based on percentages of annual gross sales of the retail store exceeding certain amounts and proportionate amounts of monthly real estate taxes, utilities and other expenses relating to the mall.

Item 3. Legal Proceedings

     Except as set forth below, no material proceedings to which the Company is a party, or to which any of its properties are subject, are pending or are known to be contemplated, and the

Company knows of no material legal proceedings, pending or threatened, or judgments entered, against any director or officer of the Company in his capacity as such.

     In April 1991, an action was commenced in the Supreme Court of the State of New York, County of Nassau by Stuart Belloff, derivatively on behalf of the Company, against the Company, as a nominal defendant, and certain former officers and/or directors of the Company, alleging that the Company's actions in connection with a public offer to exchange warrants of the Company and the reacquisition of a subsidiary of the Company were detrimental to the Company and seeking an accounting by the Company and an unspecified amount of damages from the individual defendants. The parties are currently awaiting the disposition by the court of a motion to dismiss the complaint for failure to state a cause of action, which motion was initially made in 1991. The Company intends to defend the action vigorously. Inasmuch as the Company is only a nominal defendant in the action, the Company does not believe that the outcome of the action, if decided in favor of the plaintiff, will have a material adverse effect on its operations. The Company has agreed to indemnify the defendants in such action who are former officers and/or directors of the Company.

     In December 1994, the Company settled an action then pending in the United States District Court for the Southern District of New York (the "New York Federal Court") against the Company and its former president, by Pentland USA, Inc. ("Pentland") and its parent company. Pursuant to the settlement agreement, the Company agreed to pay $445,000 to Pentland in installments, with the final installment having been paid in Fiscal 1997.

     In December 1995, the Company settled a class action then pending in the New York Federal Court against the Company and certain former directors, by Food and Allied Services Trades Department, AFL-CIO, for itself and on behalf of similarly situated stockholders. Pursuant to the settlement, the Company paid $100,000 to the plaintiffs and issued to them that number of shares of its Common Stock which would allow the plaintiffs to realize an additional $550,000 upon the sale of such shares. The plaintiff realized the full amount of such $550,000 through the sale of such shares in Fiscal 1997. An aggregate of 179,900 of the shares were sold to the Company for $310,818.

     In June 1995, the Company settled an action then pending against the Company and New Retail Concepts, Inc. ("NRC"), a principal stockholder of the Company, in the New York Federal Court by a former employee of the Company and NRC who sought to recover in excess of $500,000 of alleged unpaid compensation and unreimbursed expenses. Pursuant to the settlement agreement among the Company, NRC and the plaintiff, the Company and NRC agreed to be jointly responsible to pay $226,000 to the plaintiff in installments, with the final installment having been paid in Fiscal 1997.

     In February 1996, the Company settled an administrative proceeding pending before the U.S. Securities and Exchange Commission ("SEC") with respect to alleged violations of Section 5 of the Securities Act of 1933, as amended (the "Act") in connection with the Company's 1993 Regulation S offering (the "Offering") of shares of Common Stock in the aggregate amount of $2,000,000. In the proceeding, the SEC found that the sales of Common Stock in the Offering did not qualify for an exemption from the registration requirements of the Act. In accepting the settlement with the SEC, the Company neither admitted nor denied the SEC's allegations and findings, and consented to the entry of an order in which it agreed to permanently cease and desist from committing or causing any violations, and any future violations, of Section 5 of the Act.

Item 4. Submission of Matters to a Vote of Security Holders

        Not Applicable.


                                     PART II


Item 5.  Market for Common Equity and
         Related Stockholder Matters

     The Company's Common Stock has been traded in the over-the-counter market and quoted on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") since January 22, 1990 (under the symbol "CAND" since February 23, 1993 and, prior to such time, under the symbol "SHOE"). The Common Stock is currently traded on the NASDAQ National Market System. The following table sets forth, for the indicated periods, the high and low sales prices for the Common Stock as reported by NASDAQ:

                                                            High          Low
                                                            ----          ---
Fiscal Year Ended January 31, 1996
         First Quarter ............................     $   1.69      $   1.06
         Second Quarter ...........................         2.81          1.13
         Third Quarter ............................         4.44          1.94
         Fourth Quarter ...........................         2.94          1.69


Fiscal Year Ended January 31, 1997
         First Quarter ............................     $   2.75      $   1.69
         Second Quarter ...........................         3.06          1.59
         Third Quarter ............................         2.75          1.72
         Fourth Quarter ...........................         5.69          1.75

     As of April 25, 1997, there were 120 holders of record of the Company's Common Stock. The Company believes that, in addition, there are in excess of 300 beneficial owners of its Common Stock, which shares are held in "street name."

     The Company has not paid cash dividends on its Common Stock since its inception. The Company anticipates that for the foreseeable future, earnings, if any, will be retained for use in the business or for other corporate purposes, and it is not anticipated that cash dividends will be paid.

     During the fiscal quarter ended January 31, 1997 the Company issued five-year options to its employees to purchase an aggregate of 670,000 shares of its common stock at exercise prices of (i) $1.89 for 410,000 shares, (ii) $2.00 for 10,000 shares; (iii) $2.25 for
105,000 shares; and (iv) $2.50 for 145,000 shares. In addition, the Company issued five-year options to purchase 265,000 shares at $2.50 per share to three marketing consultants. The foregoing options were acquired by the holders for investment in private transactions exempt from registration by virtue of either Sections 2(3) or 4(2) of the Act.


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

Liquidity and Capital Resources

     At January 31, 1997, the Company had working capital of $3,045,769, compared to a working capital deficit of $68,360 at January 31, 1996, and the Company was indebted to its factor in the amount of $580,515, as compared to $1,299,096 at January 31, 1996. The Company's allowance for doubtful accounts decreased from $63,400 at January 31, 1996 to $33,800 at January 31, 1997. Receivables are typically factored and therefore, the risk of non-collection by reason of financial inability to pay passes from the Company to its factor.

     The Company expects a continuation of the recent trend of increases in revenues through increased sales of women's footwear under the CANDIE'S(R) and BONGO(R) trademarks, increased revenues from Bright Star and the introduction of children's footwear products under the CANDIE'S(R) and BONGO(R) trademarks.

     The Company opened its first retail shoe store during Fiscal 1997. The store sells CANDIE'S(R) footwear and is located in White Plains, New York. The total cost of design, construction and opening of the store was approximately $250,000.

     The Company has relied in the past primarily upon revenues generated from operations, borrowings from its factor and sales of securities to finance its liquidity and capital needs. Net cash provided by operating activities totaled $662,515 in Fiscal 1997, as compared to net cash provided by operating activities of approximately $225,000 in Fiscal 1996. Net cash provided by operating activities in Fiscal 1997 resulted primarily from net income of $1,145,315, non-cash items of depreciation and amortization of $458,740 and an increase in accounts payable of $2,749,050, offset by the following items: deferred taxes of $1,100,000, an increase in prepaid expenses of $234,872, an increase in inventories of $1,301,145, a decrease in due to factor of $718,581 and a decrease in accrued expenses of $444,058. Net cash provided by operating activities for Fiscal 1996 resulted principally from net income of $1,053,956, an increase in accounts payable of $627,969, an increase in due to factor of $137,061, non-cash items of depreciation and amortization of $423,868, offset by an increase in accounts receivable of $692,739, an increase in prepaid expenses of $383,714, an increase in inventories of $730,788 and a decrease in accrued expenses of $374,165.

     Net cash used in investing activities of $301,236 and $57,812 for Fiscal 1997 and Fiscal 1996, respectively, resulted from capital expenditures.

     Net cash used in financing activities of $176,758 in Fiscal 1997 resulted from the proceeds of exercises of outstanding common stock warrants in the amount of $134,060, offset by the purchase and retirement of treasury stock in the amount of $310,818. Net cash provided by financing activities of $37,501 in Fiscal 1996 resulted from exercises of outstanding common stock warrants.

     Effective December 1, 1996, the Company and its factor, Congress Talcott Corporation ("Congress") amended the accounts receivable factoring agreement between them, which expires on November 30, 1998, to increase the aggregate amount the Company may borrow from Congress on a revolving credit basis and to decrease the applicable interest rate on borrowings. Under the amended agreement, the Company may borrow from Congress limited to 85% of the value of accounts receivable and 50% of the value of finished goods inventory in which the factor has a security interest (to a maximum of $9,000,000 of inventory value), in each case deemed "eligible" by Congress. Congress has also agreed to arrange for the opening, for the Company's account, of documentary letters of credit (up to a maximum of $2,500,000) for the benefit of suppliers of the Company. Congress reserves an amount equal to 43% of the face amount of each letter of credit to be opened against the Company's available borrowings. The total credit facility is limited to the lesser of (i) available borrowings as determined pursuant to the factoring agreement and (ii) $20,000,000. Congress has also granted the Company, through July 31, 1997, an overadvance credit line which allows it to borrow up to $1,500,000 above available borrowings subject to the $20,000,000 borrowing cap under the factoring agreement. Borrowings bear interest at an annual rate equal to the prime rate of CoreStates Bank N.A. in effect from time to time (currently 8.5%) plus .75% per annum and factoring commissions on accounts receivable assigned to Congress at the rate of .60%.

     The Company has been selling footwear under the BONGO(R) trademark since February 1995 pursuant to a license agreement with the owner of the BONGO(R) trademark for an initial term which expires on July 31, 1998. The Company paid the licensor $200,000 upon execution of the license agreement. At January 31, 1997 the Company was obligated to pay the owner of the trademark royalties of $780,000 which are payable in installments through July 1998

     Management continues to seek means of reducing costs while increasing revenues. In this connection, pursuant to an agreement with Redwood in April 1996, the Company (i) paid Redwood $50,000; (ii) issued to Redwood 1,050,000 shares of Common Stock (the "Redwood Shares") and an option to purchase up to 75,000 shares of Common Stock (the "Option Shares") at an exercise price of $1.75 per share; and (iii) caused a designee of Redwood to be elected as a director of the Company, in contingent satisfaction of $1,680,000 of accounts payable to Redwood. The $1,680,000 indebtedness was fully satisfied when the Company effected the registration of the Redwood Shares and the Option Shares for sale under the Act. The effect of such satisfaction was to increase the Company's working capital and stockholders' equity by $1,564,000, net of expenses.


     Management believes that its anticipated net income and on-going cost containment efforts plus the support of its trade vendors and institutional lenders, will provide the Company with sufficient working capital for the 12 months ending January 31, 1998. However, there can be no assurance that the Company will be able to generate sufficient funds to meet future operating expenses thereafter and the Company may, therefore, be required to seek to obtain additional financing from, among other sources, institutional lenders and the sale of its securities. There can be no assurance that, if required, the Company will be able to obtain any such financing. At January 31, 1997 and 1996, the Company had $648,163 and $342,708, respectively, of outstanding letters of credit and approximately $1,852,000 and $2,157,000, respectively, of available letters of credit under its factoring arrangement with Congress. This increase in outstanding letters of credit is principally due to the addition of certain suppliers which required letters of credit for footwear during the year.

     The Company enters into forward exchange contracts to hedge foreign currency transactions, and not to engage in currency speculation. The Company's forward exchange contracts do not subject the Company to risk from exchange rate movements because gains and losses on such contracts offset losses and gains, respectively, on the assets, liabilities or transactions being hedged. At January 31, 1997, the Company had $1,000,000 of foreign exchange contracts outstanding relating to foreign currency denominated purchases of footwear in Italian lira. There were no significant foreign currency gains or losses recorded in Fiscal 1997 or 1996.

     In January 1997, the Company repurchased and retired, for $310,818, 179,900 shares of Common Stock from the escrow agent appointed under the settlement agreement pertaining to the class action commenced against the Company in 1995. These shares were retired by the Company. See Item 3 - "Legal Proceedings."

     On April 23, 1997, the Company called for redemption on May 27, 1997 (the "Redemption Date"), its outstanding Class B redeemable warrants ("Warrants") at a redemption price per Warrant of $0.25. Each Warrant entitles the holder thereof to purchase one share of Common Stock at an exercise price of $4.00 until 5:00 p.m., New York City time, on the Redemption Date, at which time the right to exercise such Warrant terminates. The Company intends to apply the proceeds of exercises, if any, of the Warrants, first to repay short-term borrowing and the balance, if any, to finance capital expenditures and other working capital requirements. At April 25, 1997, Warrants to purchase an aggregate of 1,467,200 shares of Common Stock were outstanding. If all of such Warrants are exercised, the Company will receive net proceeds of between approximately $5,600,000 and 5,900,000 depending upon whether a 5% warrant solicitation fee is paid by the Company in connection with some or all of the Warrants exercised. There can be no assurance that any of the Warrants will be exercised on or prior to the Redemption Date or that the Company will realize significant proceeds from exercises of the Warrants.

Inflation

     The Company believes that the relatively moderate rate of inflation over the past few years has not had a significant impact on the Company's revenues or profitability.

Results of Operations

     The following table reflects the results of operations for the periods indicated:

                                                        Year Ended January 31
                                                        ---------------------
                                                         1997           1996
                                                         ----           ----
                                                            (In Thousands)

Net revenues ...................................       $ 45,005        $ 37,914
Cost of goods sold .............................         35,149          27,427
                                                       --------        --------
Gross profit ...................................          9,856          10,487

Selling expense ................................          5,560           5,066
General and administrative
  expense ......................................          3,330           3,363
                                                       --------        --------

Operating income ...............................            966           2,057

Other expense ..................................            (75)           (113)
Interest expense, net ..........................           (756)           (727)
                                                       --------        --------
Income before income taxes .....................            135           1,217
Benefit (provision) for income taxes ...........          1,010            (163)
                                                       --------        --------
Net income .....................................       $  1,145        $  1,054
                                                       ========        ========

Fiscal 1997 Compared with Fiscal 1996

     Revenues and Gross Profit. Net revenues increased by $7,091,000 (18.7%) primarily due to the Company's sales and marketing efforts, including the Company's decision to emphasize sales of casual, outdoor and fashion footwear and sales of footwear under the CANDIE'S(R) brand and the Company's licensed brand, BONGO(R). These efforts resulted in both an increase in the amount of footwear sold and lower profit margins due to decreased selling prices for certain of the Company's core products, in an effort to maintain retail market share. Accordingly, the Company's gross profit percentage decreased to 21.9% from 27.7% for Fiscal 1996.

     Operating Expenses. Selling expenses increased by $494,000, or 9.8%, primarily due to increases in the amount of salesmen's commissions on increases in footwear sales and increases in advertising expenditures. General and administrative expenses decreased by approximately $34,000, or 1.0%, principally due to the Company's cost containment efforts. Total operating expenses increased by 5.5% or approximately $461,000. This increase is principally due to the increases in sales commissions and advertising expense discussed above. Accordingly, operating income decreased by $1,091,504 (53.1%) to $965,972 for Fiscal 1997, from operating income of $2,057,476 in Fiscal 1996. Interest expense increased by $28,447 (3.9%) primarily as a result of increased borrowings under the Company's revolving credit facility with its factor.

     Income Tax Expense. In Fiscal 1997, income tax expense was credited by a $1.1 million reduction in the valuation allowance previously provided against the Company's net deferred tax assets. In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" net deferred tax assets are not recognized when a company has cumulative losses in recent years. However, as a result of its continued profitability, the Company believes it is more likely than not that the Company will generate sufficient taxable income to realize the benefits of these deferred tax assets (see Note 15 of Notes to Consolidated Financial Statements appearing elsewhere herein). This reduction in the valuation allowance of the deferred tax assets resulted in a net income tax benefit for Fiscal 1997 of $1,010,000, as compared to an income tax provision of $163,310 for Fiscal 1996.

     Net Income. As a result of the foregoing, the Company achieved net income of $1,145,315 for Fiscal 1997, compared to net income of $1,053,956 in Fiscal 1996.

Net Operating Loss Carryforwards

     At January 31, 1997, the Company and its wholly-owned subsidiaries had net operating loss carryforwards for income tax purposes of approximately $10,800,000, which loss carryforwards expire in the years 2008 and 2010. The Company cannot utilize these loss carryforwards unless it achieves taxable income. If the Company achieves taxable income in the future, it will be able to utilize these net operating loss carryforwards to satisfy its tax liabilities, to the extent such loss carryforwards are available. Under certain provisions of the Internal Revenue Code of 1986, as amended, the use of approximately $5,400,000 of these net operating loss carryforwards are subject to restriction and, as a result, the Company may not be able to fully utilize such operating loss carryforwards.

     After the date of the quasi reorganization of the Company's accounts effected during the fiscal year ended January 31, 1994, the tax benefits of net operating loss carryforwards existing at the date of the quasi reorganization subsequently recognized will be treated for financial statement purposes as direct additions to additional paid-in capital. For Fiscal 1997 and Fiscal 1996, the Company utilized $158,000 and $275,000, respectively of pre-quasi reorganization net operating loss carryforwards. The related tax benefits of $60,000 and $103,000, for Fiscal 1997 and Fiscal 1996, respectively, have been recognized as an increase in additional paid-in capital.


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


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not Applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     There is hereby incorporated by reference the information under the captions "Election of Directors" and "Executive Officers" (including information under the subcaption, "Compliance with Section 16(a) of the Securities Exchange Act of 1934") in the Company's Proxy Statement relating to its 1997 annual meeting of stockholders (the "Proxy Statement").


Item 10. Executive Compensation

     There is hereby incorporated by reference the information under the caption "Executive Compensation" in the Proxy Statement.


Item 11. Security Ownership of Certain Beneficial Owners and Management

     There is  incorporated  herein  by  reference  the  information  under  the
caption,   "Voting  Securities   Ownership  of  Certain  Beneficial  Owners  and
Management" in the Proxy Statement.


Item 12. Certain Relationships and Related Transactions

     There is hereby incorporated by reference the information under the caption "Certain Relationships and Related Transactions" in the Proxy Statement.


Item 13. Exhibits, List and Reports on Form 8-K


     (a) Exhibits numbered in accordance with Item 601 of Regulation S-B.


Exhibit
Numbers       Description
-------       -----------

3.1     Certificate of Incorporation, as amended through October 1994 (1)(3)

3.2     Amendment to Certificate of Incorporation filed November 1994 (2)

3(b)    By-Laws (1)

4.1 Form of Warrants to Purchase Common Stock issued to Whale Securities Co., L.P. (3)

10.1    Trademark   Purchase  Agreement  between  the  Company  and  New  Retail
        Concepts, Inc. (3)

10.2    1989 Stock Option Plan of the Company (1)

10.3 Discount Factoring Agreement and Supplements between Congress Talcott Corporation and the Company (4)

10.4 General Security Agreement between Congress Talcott Corporation and Intercontinental Trading Group, Inc. (4)

10.5 Personal Guaranty and Waiver of Neil Cole in favor of Congress Talcott Corporation (4)

10.6    Employment Agreement between Neil Cole and the Company (4)

10.7    Amendment to Employment Agreement between Neil Cole and the Company

10.8 Services Allocation Agreement between the Company and New Retail Concepts Inc. (4)

10.9    Joint Venture Agreement between Carousel Group, Inc. and the Company (3)

10.10 Sublease Termination Agreement between the Company and Fieldcrest Cannon, Inc. (4)

10.11   Indemnity Agreement of Barnet Feldstein (4)

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

10.16   Lease with respect to the Company's executive offices (2)

10.17   Employment Agreement between Gary Klein and the Company (2)

10.18 Warrant Agreement dated as of February 23, 1993 among The Company, Continental Stock Transfer & Trust Company and Whale Securities, Co., L.P. (3)

10.19 Agreement dated May 16, 1994 between the Company and New Retail Concepts, Inc. (2)

10.20 Agreement dated as of April 3, 1996 between the Company and Redwood Shoe Corp. (5)

10.21 Amendment dated as of September 30, 1996 to agreement dated as of April 3, 1996 between the Company and Redwood Shoe Corp.

10.22   Employment  Agreement  between  Lawrence O' Shaughnessy and the Company.
        (5)

10.23 Amendment to Employment Agreement between Lawrence O'Shaughnessy and the Company.

10.24   Bongo License Agreement (5)

10.25 December 31, 1996 Amendments to the Discount Factoring Agreement between Congress Talcott Corporation and the Company.

10.26 December 31, 1996 Amendment to the Guarantee of Neil Cole in Favor of Congress Talcott Corporation.

11      Computation of Earnings Per Share.

21      Subsidiaries of the Company.

23      Consent of Independent Auditors

27      Financial Data Schedule. (for SEC use only)

----------
(1) Filed with the Registrant's Registration Statement on Form S-18 (File 33-32277-NY) and incorporated by reference herein.

(2) Filed with the Registrant's Annual Report on Form 10-KSB for the year ended January 31, 1995 and incorporated by reference herein.

(3) Filed with the Registrant's Registration Statement on Form S-1 (File 33-53878) and incorporated by reference herein.

(4) Filed with the Company's Annual Report on Form 10-K for the year ended January 31, 1994 and incorporated by reference herein.

(5) Filed with the Company's Annual Report on Form 10-KSB for the year ended January 31, 1996 and incorporated by reference herein.

          (b) Reports on Form 8-K

          No reports on Form 8-K were filed in the last quarter of the period covered by this report.

                        Consolidated Financial Statements

                               Form 10-KSB Item 7

                         Candie's, Inc. and Subsidiaries

                      Years ended January 31, 1997 and 1996

                         Candie's, Inc. and Subsidiaries

                               Form 10-KSB Item 7

                   Index to Consolidated Financial Statements



Report of Independent Auditors ......................................       S-3

Consolidated Balance Sheets - January 31, 1997 and 1996 .............       S-4

Consolidated Statements of Income for the Years ended
         January 31, 1997 and 1996 ..................................       S-6

Consolidated Statements of Stockholders' Equity
         for the Years ended January 31, 1997 and 1996 ..............       S-7

Consolidated Statements of Cash Flows for the Years ended
         January 31, 1997 and 1996 ..................................       S-9

Notes to Consolidated Financial Statements ..........................       S-11

                         Report of Independent Auditors

The Stockholders of
Candie's, Inc.

We have audited the accompanying consolidated balance sheets of Candie's Inc. and subsidiaries as of January 31, 1997 and 1996 and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Candie's, Inc. and subsidiaries at January 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


                                                      /s/ERNST & YOUNG LLP
                                                      ----------------------
                                                      ERNST & YOUNG LLP

White  Plains,  New York
April 4, 1997,  except for Note 17(b),
as to which the date is April 23, 1997

                         Candie's, Inc. and Subsidiaries

                           Consolidated Balance Sheets



                                                               January 31,
                                                           1997           1996
                                                      --------------------------
Assets
Current assets:
    Cash and cash equivalents                         $   389,517    $   204,996
    Accounts receivable, net of allowances of
     $33,800 (1997) and $63,400 (1996)                  1,328,814      1,228,812
    Inventories                                         5,251,091      3,999,946
    Deferred taxes                                      1,300,000             --
    Prepaid advertising and marketing                     459,120        236,087
    Prepaid expenses-other                                310,661        298,822
                                                      --------------------------
Total current assets                                    9,039,203      5,968,663
                                                      --------------------------

Property and equipment-net                                377,145        121,068
                                                      --------------------------

Other assets:
    Noncompetition agreements                             334,698        374,466
    Trademark                                           4,548,650      4,831,466
    Other                                                 409,649        450,150
                                                      --------------------------
Total other assets                                      5,292,997      5,656,082
                                                      --------------------------

Total assets                                          $14,709,345    $11,745,813
                                                      ==========================


See accompanying notes to consolidated financial statements.

                         Candie's, Inc. and Subsidiaries

                                                                    January 31,
                                                                 1997           1996
                                                            ----------------------------
Liabilities and stockholders' equity
Current liabilities:
  Accounts payable-trade                                    $  3,049,067    $  1,874,412
  Accounts payable-Redwood                                     1,624,395              --
  Due to factor                                                  580,515       1,299,096
  Accrued expenses                                               739,457       1,183,515
  Accounts payable-trade, expected to be
   refinanced with common stock                                       --       1,680,000
                                                            ----------------------------
Total current liabilities                                      5,993,434       6,037,023

Long-term liabilities                                            108,000         122,436
                                                            ----------------------------

Total liabilities                                              6,101,434       6,159,459

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value--shares authorized
     5,000,000; none issued or outstanding
  Common stock, $.001 par value--shares authorized
     30,000,000; shares issued: 9,633,786 and
     8,745,738 at January 31, 1997 and 1996, respectively          9,634           8,746
  Additional paid-in capital                                  11,918,655      10,043,301
  Deficit, since February 28, 1993, (deficit eliminated
    $27,696,007)                                              (3,320,378)     (4,465,693)
                                                            ----------------------------
Total stockholders' equity                                     8,607,911       5,586,354
                                                            ----------------------------

Total liabilities and stockholders' equity                  $ 14,709,345    $ 11,745,813
                                                            ============================

See accompanying notes to consolidated financial statements.

                         Candie's, Inc. and Subsidiaries

                        Consolidated Statements of Income

                                                          Year ended January 31,
                                                            1997           1996
                                                       ---------------------------
Net revenues                                           $ 45,005,416   $ 37,914,127
Cost of goods sold                                       35,149,271     27,427,508
                                                       ---------------------------
Gross profit                                              9,856,145     10,486,619

Operating expenses:

Selling expenses                                          5,560,349      5,065,652
General and administrative expenses                       3,329,824      3,363,491
                                                       ---------------------------
                                                          8,890,173      8,429,143
                                                       ---------------------------

Operating income                                            965,972      2,057,476

Other expenses:
    Interest expense - net                                  755,657        727,210
    Other - net                                              75,000        113,000
                                                       ---------------------------
                                                            830,657        840,210
                                                       ---------------------------

Income before benefit (provision) for income taxes          135,315      1,217,266

Benefit (provision) for income taxes                      1,010,000       (163,310)
                                                       ---------------------------

Net income                                             $  1,145,315   $  1,053,956
                                                       ===========================

Earnings per share:

Net income per share                                   $        .13   $        .12
                                                       ===========================

Weighted average number of common shares outstanding      9,142,598      8,725,888
                                                       ===========================



See accompanying notes to consolidated financial statements.

                                                   Candie's, Inc. and Subsidiaries

                                           Consolidated Statements of Stockholders' Equity
                                                     Year ended January 31, 1996

                                                         Common Stock     Preferred Stock   Additional
                                                                                             Paid-In
                                                                                              Capital        Deficit          Total
                                                  ----------------------------------------
                                                     Shares         Amount   Shares Amount
                                                  ----------------------------------------------------------------------------------
Balance at January 31, 1995                         8,709,465  $     8,709       --     --   $ 9,902,837  $(5,519,649)  $ 4,391,897

   Issuance of common stock                            36,273           37       --     --        37,464           --        37,501

  Tax effect of utilization of pre-quasi
    reorganization operating loss carryforwards            --           --       --     --       103,000           --       103,000
   Net income for the year ended January 31, 1996          --           --       --     --            --    1,053,956     1,053,956
                                                  ----------------------------------------------------------------------------------
Balance at January 31, 1996                         8,745,738  $     8,746       --     --   $10,043,301  $(4,465,693)  $ 5,586,354
                                                  ==================================================================================

                                    See accompanying notes to consolidated financial statements.



                                                   Candie's, Inc. and Subsidiaries

                                     Consolidated Statements of Stockholders' Equity (continued)
                                                     Year ended January 31, 1997

                                                        Common Stock     Preferred Stock   Additional
                                                                                             Paid-In
                                                                                              Capital        Deficit          Total
                                                  ----------------------------------------
                                                     Shares         Amount   Shares Amount
                                                  ----------------------------------------------------------------------------------
Balance at January 31, 1996 (carryforward)          8,745,738  $      8,746     --   --   $ 10,043,301  $ (4,465,693)  $  5,586,354

  Purchase and retirement of treasury shares         (179,900)         (180)    --   --       (310,638)           --       (310,818)

  Conversion of trade payables to common stock,
     net of expenses                                1,050,000         1,050     --   --      1,562,950            --      1,564,000

  Issuance of common stock                            196,209           196     --   --        249,864            --        250,060

  Shares reserved in settlement of litigation
     and never issued                                (178,261)         (178)    --   --            178            --             --

   Tax effect of utilization of pre-quasi
     reorganization operating loss carryforwards           --            --     --   --         60,000            --         60,000

  Tax benefit from reduction of valuation allowance
     for deferred tax assets                               --            --     --   --        200,000            --        200,000

   Stock option compensation                               --            --     --   --        113,000            --        113,000
   Net income for the year ended January 31, 1997          --            --     --   --             --     1,145,315      1,145,315
                                                    ---------  ------------    --- ----   ------------  ------------   ------------
Balance at January 31, 1997                         9,633,786  $      9,634     --   --   $ 11,918,655  $ (3,320,378)  $  8,607,911
                                                    =========  ============    === ====   ============  ============   ============

                                    See accompanying notes to consolidated financial statements.

                         Candie's, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows


                                                          Year ended January 31,
                                                          1997            1996
                                                     ---------------------------

Cash flows provided by operating activities:
Net income                                           $ 1,145,315    $ 1,053,956

Items in net income not affecting cash:

   Depreciation and amortization                         458,740        423,868
   Stock option compensation                             113,000             --
   Tax effect of utilization of pre-quasi
      reorganization net operating losses                 60,000        103,000
   Provision for doubtful accounts and inventory         118,356         47,838
   Deferred taxes                                     (1,100,000)            --

   Changes in operating assets and liabilities:

        Restricted cash                                       --        100,000
        Accounts receivable                             (168,358)      (692,739)
        Inventories                                   (1,301,145)      (730,788)
        Prepaid expenses                                (234,872)      (383,714)
        Other assets                                        (496)        27,380
        Accounts payable                               2,749,050     (1,052,031)
        Due to factor                                   (718,581)       137,061
        Accrued expenses                                (444,058)      (374,165)
        Long term liabilities                            (14,436)      (114,359)
        Accounts payable trade expected to be
         refinanced with common stock                         --      1,680,000
                                                     ---------------------------

Net cash provided by operating activities                662,515        225,307
                                                     ---------------------------



See accompanying notes to consolidated financial statements.

                         Candie's, Inc. and Subsidiaries

                                                          Year ended January 31,
                                                           1997            1996
                                                        ------------------------
Cash flows used in investing activities:
Capital expenditures                                     $(301,236)   $ (57,812)
                                                        ------------------------

Net cash used in investing activities                     (301,236)     (57,812)
                                                        ------------------------

Cash flows (used in) provided by financing activities:
Purchase and retirement of treasury stock                 (310,818)          --
Proceeds from sale of stock                                134,060       37,501
                                                        ------------------------

Net cash (used in) provided by financing activities       (176,758)      37,501
                                                        ------------------------

Net increase in cash and cash equivalents                  184,521      204,996

Cash and cash equivalents, beginning of year               204,996           --
                                                        ------------------------
Cash and cash equivalents, end of year                   $ 389,517    $ 204,996
                                                        ========================

Supplemental cash flow information:

Cash paid during the period for interest                 $ 755,657    $ 727,210
                                                        ========================

Cash paid during the period for income taxes             $  28,504    $  59,601
                                                        ========================

Supplemental disclosures of noncash investing and financing activities:


During the year ended January 31, 1997, the Company issued 1,050,000 shares of common stock valued at $1,680,000 to a principal agent ("Redwood") in connection with the conversion of trade accounts payable into common stock.

During the year ended January 31, 1997, the Company entered into a capital lease for computer equipment totaling $50,000 which is payable over 3 years.

During the year ended January 31, 1997, the Company reduced its valuation allowance related to net deferred tax assets by $1,300,000 with $200,000 being credited to paid-in capital as it relates to pre-quasi reorganization net operating loss carryforwards.


See accompanying notes to consolidated financial statements.

                         Candie's, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                            January 31, 1997 and 1996



1.   Basis of Presentation and Description of Business

The consolidated financial statements include the accounts of Candie's, Inc. and its wholly owned subsidiaries, Bright Star Footwear, Inc. ("Bright Star"), Ponca, Ltd. ("Ponca"), Yulong Co., Ltd. ("Yulong"), Candie's Galleria , Inc. ("Candie's Galleria") and the Company's 60% owned subsidiary Intercontinental Trading Group, Inc. ("ITG"), (collectively, the "Company"). Candies Galleria was formed May 16, 1996. All significant intercompany transactions and balances have been eliminated from the consolidated financial statements for all periods presented.

The Company designs, markets, imports and distributes a variety of moderately-priced, casual and fashion footwear for women and girls under the trademarks CANDIE'S(R), BONGO(R), ASPEN(R) and certain others. The Company's product line also includes a wide variety of men's and boys' workboots, hiking shoes and leisure shoes designed, marketed and distributed by Bright Star. The Company sells to retailers throughout the United States and several foreign countries.

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

Goodwill and Trademark

Goodwill in the amount of $551,093, represents the excess amount paid over the fair value of assets acquired related to the acquisition of Bright Star and is being amortized over fifteen years. Accumulated amortization at January 31, 1997 and 1996 was approximately $245,000 and $208,000, respectively.

The Candie's trademark is stated at cost in the amount of $5,246,000, net of accumulated amortization of $697,350 and $414,534 at January 31, 1997 and 1996, respectively, as determined by its fair value relative to other assets and liabilities at the time of a quasi reorganization. The quasi reorganization was approved by the Company's stockholders effective February 28, 1993. In connection with the quasi reorganization, the Company's assets, liabilities and capital accounts were adjusted to eliminate the stockholders' deficiency. The trademark is being amortized over twenty years.

                         Candie's, Inc. and Subsidiaries

2.   Summary of Significant Accounting Policies (continued)

Goodwill and Trademark (continued)

The Company believes that the goodwill and trademark have continuing value, as evidenced by sales and expected profitability of the related products, which will be realized over the course of their useful lives.

Revenue Recognition

Revenue is recognized when the related goods have been shipped and legal title has passed to the customer. The Company's sales are principally derived from its U.S. operations. Export sales account for 30% and 22% of the Company's revenues for the years ended January 31, 1997 and 1996, respectively.

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

SFAS 123 requires compensation expense to be recorded (i) using a fair value method or (ii) using existing accounting rules prescribed by Accounting
Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations with pro forma disclosure of what net income and earnings per share would have been had the Company adopted a fair value method. The Company intends to continue to account for its stock based compensation plans in accordance with the provisions of APB 25.

Taxes on Income

The Company uses the liability method of accounting for income taxes under Financial Accounting Statement No. 109 "Accounting for Income Taxes" ("FASB 109").

Derivative Financial Instruments

In 1995, the Company adopted Statement of Financial Accounting Standards No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments" (SFAS No. 119) which requires various disclosures about financial instruments and related transactions. These disclosures have been incorporated in the Notes to Consolidated Financial Statements where appropriate. The Company's utilization of derivative financial instruments is substantially limited to the use of forward exchange contracts to hedge foreign currency transactions. Unrealized gains and losses are deferred and included in the measurement of the related foreign currency transaction. Gains or losses on these contracts during fiscal year 1997 was immaterial. At January 31, 1997, the Company had one outstanding contract which expired February 15, 1997.

Fair Value of Financial Instruments

At January 31, 1997, a foreign currency contract (used for hedging purposes) with a carrying amount of $1,000,000 had an estimated fair value of $974,000 based on current market rates. It is estimated that the carrying value of the Company's other financial instruments approximated fair value at January 31, 1997 and 1996.

                         Candie's, Inc. and Subsidiaries

2.   Summary of Significant Accounting Policies (continued)


Foreign Currency

The Company enters into forward exchange contracts to hedge foreign currency transactions and not to engage in currency speculation. The Company's forward exchange contracts do not subject the Company to risk from exchange rate movements because gains and losses on such contracts offset losses and gains, respectively, on the assets, liabilities or transactions being hedged. At January 31, 1997, the Company has a foreign currency contract outstanding to exchange $1,000,000 for 1,510,000,000 Italian Lira for the purchase of inventory. The forward exchange contracts generally require the Company to exchange U.S. dollars for foreign currencies at the inception of the contracts. If the counterparties to the exchange contracts do not fulfill their obligations to deliver the contracted currencies, the Company could be at risk for any currency related fluctuations. The Company limits exposure to foreign currency fluctuations in most of its purchase commitments through provisions that require vendor payments in U.S. dollars. As of January 31, 1997, the Company has a deferred loss of approximately $26,000.

Earnings Per Share

Net income per common share is computed on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding during each year, retroactively adjusted to give effect to all stock splits. Common stock equivalents include stock options and warrants and the computation of net income per common share includes the dilutive effect of stock options and warrants, as appropriate, adjusted for treasury shares assumed to be purchased from the proceeds using the modified treasury stock method. Fully diluted net income per common share is not materially different from primary net income per common share. In calculating net income per common share for 1997 and 1996 based on the modified treasury stock method, the results were antidilutive. Accordingly, no additional income (earnings from investing the excess proceeds upon the exercise of common stock equivalents) nor common stock equivalents were included in the calculation of net income per common share.

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS
128). SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997 and establishes standards for computing and presenting earnings per share (EPS). The adoption of this standard is expected to impact the Company's future Earnings Per Share calculation as a result of the Modified Treasury Stock Method no longer being applicable under SFAS 128. The impact of adopting the standard for the year ended January 31, 1997, would have resulted in no change in calculating primary earnings per share, but would have resulted in fully diluted earnings per share of $.11.

                         Candie's, Inc. and Subsidiaries

Reclassifications

Certain amounts from the January 31, 1996 financial statements have been reclassified to conform to the current year's presentation.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents.

3.   Acquisition of Bright Star Footwear, Inc.

In connection with the acquisition of Bright Star in 1991, the Company entered into noncompete agreements with Bright Star's former Chairman and President whereby the Company paid $1,225,000 and issued $2,275,000 of notes to such individuals. At February 23, 1993, in connection with the quasi reorganization, the Company wrote down this asset by $1,718,000. The agreements are being amortized over 15 years. Accumulated amortization related to these agreements was $1,448,000 and $1,408,000 at January 31, 1997 and 1996 respectively.

4.   Prepaid Expenses

a)   Prepaid advertising and marketing

The Company records national advertising campaign costs as an expense upon the first showing of the related advertising and other advertising costs when incurred. Advertising expenses for the years ended January 31, 1997 and 1996 amounted to $664,000 and $466,000, respectively.

b)   Prepaid expenses - other

                                                            January 31,
                                                            -----------
                                                     1997                 1996
                                                   --------             --------

Royalties                                          $115,326             $113,185
Trade shows                                         118,346               94,340
Other                                                76,989               91,297
                                                   --------             --------

Totals                                             $310,661             $298,822
                                                   ========             ========


5.   Property and Equipment

Major classes of property and equipment consist of the following:

                                                              January 31,
                                                              -----------
                                                         1997             1996
                                                         ----             ----

Furniture, fixtures and equipment                    $1,104,558       $  807,875
Transportation equipment                                     --           20,750
                                                     ----------       ----------
                                                      1,104,558          828,625
Less accumulated depreciation                           727,413          707,557
                                                     ----------       ----------

Net property and equipment                           $  377,145       $  121,068
                                                     ==========       ==========

                         Candie's, Inc. and Subsidiaries

6.   Investment in Joint Venture

In September 1991, the Company entered into a joint venture agreement (the "Agreement") with Carousel Group, Inc. ("Carousel") to exploit certain technology relating to the production of footwear soles as well as other opportunities that may arise utilizing polyurethane technology. Carousel's rights under the Agreement were subsequently assigned to Urethane Technologies, Inc. ("Urethane"). The Company invested $1,000,000 as its capital contribution for a 50% interest to fund equipment acquisition and working capital requirements, while Carousel contributed its technical knowledge and capabilities relating to polyurethane products manufacturing processes. The investment had been accounted for under the equity method of accounting. The investment was fully reserved prior to fiscal 1996 since the Company's recovery of its investment, if any, was indeterminable. The Company sold its share in the joint venture to Urethane during fiscal 1997 and recorded a gain of $16,000.

7.   Factoring Agreement

On April 2, 1993, the Company entered into an accounts receivable factoring agreement to sell receivables with limited recourse. The agreement which expires November 30, 1998 (as amended, effective on December 1, 1996), provides the Company with the ability to borrow funds from the factor, limited to 85% of eligible accounts receivable and 50% of eligible finished goods inventory (to a maximum of $9 million in inventory) in which the factor has a security interest. The agreement provides for the opening of documentary letters of credit (up to a maximum of $2.5 million) to suppliers, on behalf of the Company. The factor reserves an amount equal to 43% of the full amount of each letter of credit to be opened against the Company's available borrowings. The total credit facility is limited to the lesser of (i) available borrowings as determined pursuant to the factor agreement and (ii) $20,000,000. The factor has also granted the Company, through July 31, 1997, an over advance credit line which allows it to borrow up to $1,500,000 above available borrowings subject to the $20,000,000 borrowing cap under the factoring agreement. Borrowings bear interest at the rate of three quarters of one percent (3/4%) over the existing prime rate (8 1/4% at January 31, 1997) established by the CoreStates Bank N.A. Factoring commissions on accounts receivable assigned to the factor are at a rate of .60%. The Company's assets are pledged as collateral and the President has personally guaranteed the outstanding overadvance.

At  January  31,  1997  and  1996,   the  Company  had  $648,163  and  $342,708,
respectively, of outstanding letters of credit, and approximately $1,851,837 and $2,157,292, respectively, of available letters of credit.

Due to factor is comprised as follows:

                                                            January 31,
                                                            -----------
                                                       1997              1996
                                                    ----------------------------
Accounts receivable assigned                        $8,179,473        $4,804,121
Outstanding advances                                 8,759,988         6,103,217
                                                    ----------        ----------
Due to factor                                       $  580,515        $1,299,096
                                                    ==========        ==========

Although the Company obtains credit insurance on the majority of its customers, the Company may incur losses on accounts receivable as a result of customer chargebacks and disputes. No additional credit risk beyond amounts provided for collection losses, is believed inherent in the Company's accounts receivable assigned.

8.   Long-term Liabilities

At January 31, 1997 and 1996, long-term liabilities consist principally of deferred rents.

                         Candie's, Inc. and Subsidiaries

9.   Stockholder's Equity

(a)  Warrants

The following schedule represents the outstanding warrants at January 31, 1997 and 1996:


                                                  Underwriter's          Class (A)      Class (B)         Class (C)        Other
                                                   Warrants(1)           Warrants(2)    Warrants(3)       Warrants(3)    Warrants(5)

Warrants outstanding at January 31, 1995            1,023,821               54,397       1,475,000         1,475,000         75,000
Warrants exercised (1)                                (32,609)                  --              --                --             --
                                                   ---------------------------------------------------------------------------------
Warrants outstanding at January 31, 1996              991,212               54,397       1,475,000         1,475,000         75,000
Warrants exercised (1)                               (174,009)                  --              --                --             --
Adjustment of underwriter's warrants (4)               40,329                   --              --                --             --
                                                   ---------------------------------------------------------------------------------
Warrants outstanding at January 31, 1997              857,532               54,397       1,475,000         1,475,000         75,000
                                                   =================================================================================

(1)--Underwriter's warrants consist of 231,325 units at an exercise price of $3.19 per unit entitling the holder to one share of common stock, one Class B warrant and one Class C warrant. The shares reserved represent the number of shares issuable upon the exercise of the underwriter warrants and the attached Class B and C warrants. In connection with the October 1994 private placement, the Company issued additional warrants to purchase 370,175 shares at an exercise price of $1.15 per share, of which 174,009 and 32,609 were exercised during the years ended January 31, 1997 and 1996 respectively. The Underwriter's warrants of 231,325 and additional warrants of 370,175 are all currently exercisable. The warrants expire on February 23, 1998.

(2)--From July 1, through December 31, 1990, the Company made an IPO warrant exercise solicitation whereby holders of 54,397 of the Company's IPO warrants who exercised their IPO warrants received new warrants (the "Class A Warrants"). The Class A warrants are currently exercisable at a price of $22.50 and expire July 1997.

(3)--In connection with a secondary offering, the Company issued 1,475,000 shares of common stock, 1,475,000 class B redeemable warrants and 1,475,000 class C redeemable warrants to each registered holder. Each Class B warrant entitles the holder thereof to purchase one share of common stock at a price of $4.00 and each Class C warrant entitles the holder thereof to purchase one share of common stock at a price of $5.00, respectively. These warrants expire on February 23, 1998.

(4)--Pursuant to the warrant agreement, as a result of the issuance of additional shares and their dilutive effect, the Company's underwriters are entitled to exercise additional units. The exercise prices of the existing underwriter warrants have been adjusted.

(5)--The number of shares of stock purchasable upon the exercise of the warrant is 75,000 of which 50,000 shares are vested and exercisable to date. The exercise price is $1.50. The warrants shall expire on November 28, 1997.

                         Candie's, Inc. and Subsidiaries

9.   Stockholders' Equity (continued)

(b)  Common Stock

Stock Options

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Effects of applying SFAS 123 for providing pro forma disclosures are not likely to be representative of the effects on reported net income for future years (e.g. the first year reflects expense for only one year's vesting, while the second year reflects expense for two years' vesting).

Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                                           January 31,
                                                           -----------
                                                    1997                1996
                                                    ----                ----
Expected Volatility                               .770-.904           .525-.875
Expected Dividend Yield                               0%                  0%
Expected Life (Term)                              2-5 years           2-3 years
Risk-Free Interest Rate                          5.70%-6.25%         5.30%-6.85%

                        Candie's, Inc. and Subsidiaries

9.   Stockholders' Equity (continued)

(b)  Common Stock (continued)

Stock Options

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the option is amortized to expense over the option's vesting period. The Company's pro forma information follows:

                                                             January 31,
                                                             -----------
                                                         1997             1996
                                                         ----             ----
Pro forma net income                               $   922,804       $   698,780
Pro forma earnings per share:
  Primary and fully diluted                        $       .10       $       .08

The weighted-average fair value of options granted (at their grant-date) during the years ended January 31, 1997 and 1996 was $.61 and $.37, respectively.

A summary of the Company's stock option activity, and related information for the years ended January 31, 1997 and 1996 follows:

                                                              Weighted-Average
                                                Shares        Exercise Price
                                                ------        --------------

Outstanding February 1, 1995                   2,127,667          $2.65
Granted                                        1,710,000          $1.36
Canceled                                         (92,056)         $2.69
Outstanding January 31, 1996                   3,745,611          $2.06
Granted                                        1,250,000          $2.17
Canceled                                         (80,000)         $2.63
Outstanding January 31, 1997                   4,915,611          $2.09

At January 31, 1997 and 1996, exercisable stock options totaled 4,402,611 and 3,482,611 and had weighted average exercise prices of $2.09 and $2.07, respectively.

                         Candie's, Inc. and Subsidiaries

9.   Stockholders' Equity (continued)

(b)  Common Stock (continued)

Stock Options

Options outstanding and exercisable at January 31, 1997 were as follows:

                        Options Outstanding                                       Options Exercisable
---------------------------------------------------------------------------   ---------------------------------
                                           Weighted          Weighted                            Weighted
  Range of               Number        Average Remaining      Average            Number           Average
Exercise Prices      Outstanding        Contractual Life     Exercise Price    Exercisable      Exercise Price
---------------------------------------------------------------------------   ---------------------------------
$1.00-1.50             1,977,000             3.1               $1.26            1,977,000         $1.26
$1.51-2.25             1,496,667             4.0               $1.92            1,119,167         $1.89
$2.26-3.38               937,500             3.8               $2.58              802,000         $2.59
$3.39-5.00               504,444             1.0               $4.96              504,444         $4.96
---------------------------------------------------------------------------   ---------------------------------

                       4,915,611             3.2               $2.09            4,402,611         $2.09
===========================================================================   =================================


In 1989, the Company's Board of Directors adopted and its stockholders approved the Company's 1989 Stock Option Plan (the "Plan"). The Plan, as amended in 1990, provides for the granting of incentive stock options ("ISOs") and limited stock appreciation rights ("Limited Rights"), covering up to 222,222 shares of common stock. The Plan terminates on August 1, 1999.

Under the Plan, ISO's are to be granted at not less than the market price of the Company's common stock on the date of the grant. Stock options not covered by the ISO provisions of the Plan ("Non-Qualifying Stock Options" or "NQSO's") may be granted at prices determined by the Board of Directors. Under the Plan as of January 31, 1997 and 1996, ISO's covering 149,300 and 179,300 of common stock, respectively, were outstanding.

Additionally, at January 31, 1997 and 1996, NQSO's covering 4,766,311 and 3,566,311 shares of common stock, respectively, were outstanding. The options granted under the Plan expire between five and ten years from the date of grant or at the termination of the Plan, whichever comes first.


At January 31, 1997, common shares reserved for issuance on exercise of stock options and warrants consisted of:


                    Stock Options                 4,915,611
                    Underwriters' Warrants          857,532
                    Class A Warrants                 54,397
                    Class B Warrants              1,475,000
                    Class C Warrants              1,475,000
                    Other Warrants                   75,000
                                                  ---------
                                                  8,852,540
                                                  =========

                         Candie's, Inc. and Subsidiaries

10.  Settlement Agreements

(a)  Settlement with Food and Allied Services Trade Department, AFL-CIO

In 1995 the United States District Court for the Southern District of New York approved the settlement of an action instituted in July 1992 against the Company and its former directors by the Food and Allied Services Trades Department, "AFL-CIO", acting for itself and on behalf of the class of all other similarly situated stockholders. In full settlement of the dispute, the Company made a cash payment of $100,000 and issued that number of shares of its common stock which would allow the plaintiffs to realize an additional $550,000 upon the sale of those shares. The plaintiff realized the full amount of such $550,000 through the sale of common stock in fiscal 1997.

(b) Former Employee

In October 1994, an action was commenced against the Company and New Retail Concepts, Inc. ("NRC"), a principal stockholder of the Company, in the United States District Court for Southern District of New York, by a former employee of the Company and NRC. In June 1995, the Company, NRC and the plaintiff entered into a settlement agreement to be jointly responsible to pay $226,000, with the final installment having been paid in fiscal 1997.

(c) Other Settlements

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

(d)  Settlement with Pentland USA Inc.

In December 1994, the Company settled an action that was instituted in the United States District Court for Southern District of New York, against the Company and its former president, by Pentland USA, Inc. ("Pentland") and its parent company. Pursuant to the settlement agreement, the Company agreed to pay Pentland $445,000 with the final installment having been paid in fiscal 1997.

11. Commitments and Contingencies

(a) In April 1991, an action was commenced in the Supreme Court of the State of New York, County of Nassau, by Stuart Belloff, derivatively on behalf of the Company against certain of the Company's former directors and or officers and the Company, as a nominal defendant alleging that the Company's actions in connection with a public offering to exchange warrants of the Company and the reacquisition of a subsidiary were detrimental to the Company's financial condition. The plaintiff seeks an accounting by the Company and payment by the individual defendants of an unspecified amount of damages. The parties are currently awaiting the disposition by the court of a motion to dismiss the complaint for failure to state a cause of action, which motion was initially made in 1991. The Company intends to defend the action vigorously. Inasmuch as the Company is only a nominal defendant in the action, the Company does not believe that the outcome of the action, if decided in the favor of the plaintiff, will have a material adverse effect on its operations.

                         Candie's, Inc. and Subsidiaries

11.  Commitments and Contingencies (continued)


(b) Effective February 1, 1995, the Company is operating under an exclusive licensing agreement which enables the Company to sell footwear in North America and certain foreign territories bearing the BONGO trademark. At January 31, 1997, the Company was obligated to pay minimum royalties of $780,000 through July 1998.

12.  Related Party Transactions

(a) The  Company  entered  into a Services  Allocation  Agreement  with NRC,  (a significant shareholder of the Company, and an entity whose principal shareholder is the Company's President) pursuant to which the Company will provide NRC with financial, marketing, sales and other business services for which NRC will be charged an allocation of the Company's expenses, including employees' salaries associated with such services. Pursuant to such agreement, NRC paid the Company approximately $50,000 during the years ended January 31, 1997 and 1996, respectively.

(b) On April 3, 1996, the Company entered into an agreement with Redwood (a principal buying agent of footwear products) to satisfy in full certain trade payables (the "Payables") amounting to $1,680,000. Under the terms of the Vendor Agreement, the Company has; (i) issued 1,050,000 shares of the Company's Common Stock; (ii) issued an option to purchase 75,000 shares of the Company's Common Stock at an exercise price of $1.75 which was immediately exercisable and has a five year life; and (iii) made a cash payment of $50,000.

For the year ended January 31, 1997, the Company purchased approximately $24,000,000 of footwear products through Redwood.

(c) On April 1, 1995, the Company granted 200,000 NQSO's at an exercise price of $1.16 per share, to its Executive Vice President, formerly its Chief Operating Officer, in connection with an employment agreement.

(d) On March 15, 1995, the Company granted 400,000 NQSO's at an exercise price of $1.16 per share, to its President, in connection with the renewal of an employment agreement.

(e) The Company also granted a total of 700,000 NQSO's, at an exercise price of $1.24 per share, to New Retail Concepts, Inc. ("NRC") for loans made to the Company during fiscal 1996. As collateral for such loans, the Company granted to NRC a security interest in all of the assets of the Company and its subsidiaries, subject to a first lien on such assets in favor of the Company's factor, as defined. All loans made to the Company were fully satisfied during fiscal 1996.

13. Leases

Rent expense was approximately $276,000 and $236,000 for the years ended January 31, 1997 and 1996, respectively. The company also entered into a capital lease for computer equipment during the year totaling $50,000 which is payable over three years.

                         Candie's, Inc. and Subsidiaries

13.  Leases (continued)

As of January 31, 1997, future net minimum lease payments under noncancelable operating lease agreements and capital lease agreements are as follows:

                                Totals             Operating            Capital
                                ------             ---------            -------
             1998           $  310,000           $  293,000           $   17,000
             1999              346,000              327,000               19,000
             2000              353,000              346,000                7,000
             2001              106,000              106,000                   --
             2002               58,000               58,000                   --
             Thereafter        279,000              279,000
                                                 ----------           ----------

             Totals         $1,452,000           $1,409,000           $   43,000
                            ==========           ==========           ==========

The Company has two operating lease agreements which include rent escalation clauses.

14.  Retirement Plans

The Company sponsors a 401(k) Savings Plan (the "Savings Plan") which covers all eligible full-time employees. Participants may elect to make pretax contributions subject to applicable limits. At its discretion, the Company may contribute additional amounts to the Savings Plan. The Company made a contribution of $62,000 and $55,500 to the Savings Plan for the years ended January 31, 1997 and 1996, respectively.

                        Candie's, Inc. and Subsidiaries

15.  Income Taxes


At January 31, 1997, Candie's, Inc. and its wholly-owned subsidiaries have net operating losses of approximately $10,800,000 for income tax purposes, which expire in the years 2008 through 2010. Due to the issuance of common stock on February 23, 1993, an "ownership change," as defined in Section 382 of the Internal Revenue Code, occurred. Section 382 restricts the use of the Company's net operating loss carryforwards incurred prior to the ownership change to $275,000 per year. Approximately $5,400,000 of the operating loss carryforwards are subject to this restriction and, as a result, the Company may not be able to fully utilize these restricted operating loss carryforwards.

After the date of the pre-quasi reorganization the tax benefits of net operating loss carryforwards incurred prior to the reorganization, will be treated for financial statement purposes as direct additions to additional paid-in capital. For the years ended January 31, 1997 and 1996, the Company utilized $158,000 and $275,000, respectively, of pre-quasi reorganization net operating loss carryforwards. The related tax benefit of $60,000 and $103,000, at January 31, 1997 and 1996 respectively, has been recognized as an increase to additional paid-in capital. Additionally, as of January 31, 1997, the Company reduced its valuation allowance for deferred tax assets by $1,300,000, increasing paid-in capital by $200,000 and benefitting the income tax provision by $1,100,000.

The income tax (benefit) provision for Federal and state income taxes in the consolidated statements of income consists of the following:

                                                January 31,
                                                -----------
                                           1997                1996
                    Current:
                    Federal         $        --         $    33,000
                      State              30,000              27,310
                                    -----------         -----------
               Total Current             30,000              60,310
                                    -----------         -----------
                   Deferred:
                     Federal           (876,000)                 --
                       State           (164,000)            103,000
                                    -----------         -----------
              Total deferred         (1,040,000)            103,000
                                    -----------         -----------
             Total (benefit)
                   provision        $(1,010,000)        $   163,310
                                    ===========         ===========

The current provision at January 31, 1997 and 1996 reflects minimum federal and/or state taxes.

                         Candie's, Inc. and Subsidiaries

15.  Income Taxes (continued)

The following summary reconciles income tax (benefit) provision at the Federal statutory rate with the actual (benefit) provision:

                                                           January 31,
                                                           -----------
                                                   1997                1996
                                                   ----                ----
Income taxes at statutory rate                $    46,000         $   412,000
Non-deductible amortization                        97,000                  --
Utilization of net operating losses               (60,000)           (300,000)
Change in valuation allowance of deferred
 tax assets                                    (1,100,000)                 --
Alternative minimum taxes                              --              33,000
State provision, net of federal income tax
   benefit                                         20,000              18,310
Other                                             (13,000)                 --
                                              -----------         -----------
Total income tax (benefit) provision          $(1,010,000)        $   163,310
                                              ===========         ===========

The significant components of net deferred tax assets of the Company consist of the following:

                                                           January 31,
                                                           -----------
                                                    1997                 1996
                                               -----------          -----------
Allowance for doubtful accounts                $    13,000          $    24,000
Inventory valuation                                118,000              226,000
Net operating loss carryforwards                 3,437,000            3,100,000
Other-net                                          124,000              125,000
                                               -----------          -----------
Total net deferred tax assets                    3,692,000            3,475,000
Valuation allowance                             (2,392,000)          (3,475,000)
                                               -----------          -----------
Total deferred tax assets                      $ 1,300,000          $        --
                                               ===========          ===========

Although the Company generated pretax earnings in fiscal 1996, the Company was unable to conclude that the realization of such deferred income tax assets was more likely than not due to pretax losses experienced in prior years. Accordingly, the Company provided a valuation allowance to fully reserve its net deferred income tax assets. As of January 31, 1997, the Company reduced its valuation allowance related to net deferred tax assets by $1,300,000 as the Company believes it is more likely than not that the operations will generate future taxable income to realize such tax assets. The valuation allowance will continue to be evaluated in future periods. Additionally, approximately $1,150,000 of the valuation allowance at January 31, 1997, relates to pre-quasi reorganization net operating losses and therefore, such amounts will be credited to paid-in capital when recognized.

                         Candie's, Inc. and Subsidiaries

16.  Fourth Quarter Adjustments

Net income for the fourth quarter ended January 31, 1997, of approximately $1,297,000 included a benefit for income taxes of $1,100,000 resulting from a change in the valuation allowance for net deferred tax assets. The fourth quarter also included a compensation charge of $113,000 for the fair value of non-employee stock options granted during the year.

17. Subsequent Events

(a) Subsequent to January 31, 1997 the Company issued 526,245 shares of common stock in connection with the exercise of outstanding stock options and warrants. Proceeds received by the Company totaled $1,318,200.

(b) On April 23, 1997, the Company called for redemption on May 27, 1997 (the "Redemption Date"), its outstanding Class B redeemable warrants ("Warrants") at a redemption price per Warrant of $0.25. Each Warrant entitles the holder thereof to purchase one share of Common Stock at an exercise price of $4.00 until 5:00 p.m., Eastern Standard time, on the Redemption Date, at which time the right to exercise such Warrant terminates. The Company intends to apply the proceeds of exercises, if any, of the Warrants, first to repay short-term borrowings and the balance, if any, to finance capital expenditures and other working capital requirements. At April 25, 1997, Warrants to purchase an aggregate of 1,467,200 shares of Common Stock were outstanding. If all of such Warrants are exercised, the Company will receive proceeds between approximately $5,600,000 and $5,900,000 depending upon whether a 5% warrant solicitation fee is paid by the Company in connection with some or all of the Warrants exercised.

                                   SIGNATURES



     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     CANDIE'S, INC.


                                                     By: /s/ Neil Cole
                                                     --------------------------
                                                     Neil Cole
                                                     Chief Executive Officer

Dated:  May 1, 1997


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

         Name                               Title                   Date
         ----                               -----                   ----


/s/ Neil Cole                       Chairman of the Board and        May 1, 1997
------------------------------      Chief Executive Officer
Neil Cole


/s/ Gary Klein                      Vice-President Finance           May 1, 1997
------------------------------      (Principal Financial and
Gary Klein                          Accounting Officer)


/s/ Lawrence O'Shaughnessy          Chief Operating Officer          May 1, 1997
------------------------------      and a Director
Lawrence O'Shaughnessy


/s/ Barry Emanuel                   Director                         May 1, 1997
------------------------------
Barry Emanuel


/s/ Mark Tucker                     Director                         May 1, 1997
------------------------------
Mark Tucker