Form 10KSB/A
period 1997-01-31
CANDIES INC
filed 1997-05-30
CIK 857737

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                (Amendment No. 1)



(Mark One)

[X]  Annual Report Under Section 13 or 15(d) of the  Securities  Exchange Act of
     1934

        For the fiscal year ended January 31, 1997

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to ___________

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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No__

     Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The  issuer's  revenues  for the fiscal  year ended  January 31, 1997 were:
$45,005,416.

     The aggregate market value of the voting stock held by non-affiliates of the registrant (based upon the closing sale price of $5.75) on April 18, 1997 was approximately $42,066,914.

     As of April 18, 1997, 10,160,031 shares of Common Stock, par value $.001 per share were outstanding.

     Transitional Small Business Disclosure Format (check one):

            Yes ___     No _X_

                    DOCUMENTS INCORPORATED BY REFERENCE: None

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

          Name                 Age                 Position
          ----                 ---                 --------

Neil Cole                      40       Chairman  of the  Board,  President  and
                                        Chief Executive Officer

Lawrence O'Shaughnessy         48       Executive    Vice    President,    Chief
                                        Operating Officer and Director

Gary Klein                     42       Vice President - Finance

Barry Emanuel                  56       Director

Mark Tucker                    50       Director

     Neil Cole has been Chairman of the Board, President and Chief Executive Officer of the Company since February 23, 1993. From February through April 1992, Mr. Cole served as director and as acting President of the Company. Mr. Cole has also served as Chairman of the Board, President, Treasurer and a director of New Retail Concepts, Inc. ("NRC"), a public company, since its inception in April 1985.

     Lawrence O'Shaughnessy has been a director and Chief Operating Officer of the Company since March 1993 and Executive Vice President of the Company since April 1995. He also served as a director of the Company from April to June 1992. Mr. O'Shaughnessy has served as President of O'Shaughnessy & Company, a management consulting firm, since March 1991.

     Gary Klein, age 42, has served as Vice President-Finance of the Company since October 1994 and has also served in that position from February to December 1993. He also served as Chief Financial Officer of the Company from December 1993 to October 1994. Mr. Klein has also served as Vice President-Finance of NRC since May 1990. He is a graduate of George Washington University, with a BBA degree in accounting, and is licensed as a certified public accountant in the State of New York.

     Barry Emanuel has been a director of the Company since May 1993. For more than the past five years, Mr. Emanuel has served as President of Copen
Associates, Inc., a textile manufacturer located in New York, New York. Mr. Emanuel received a B.A. degree from the University of Rhode Island.

     Mark Tucker has been a director of the Company since May 1996. From August 1993 to the present, Mr. Tucker has been a principal of Mark Tucker, Inc., a family owned business engaged in the design and import of shoes. From December 1992 to August 1993, he was an independent consultant to the shoe industry. From July 1992 to December 1992, Mr. Tucker was employed as Director of Far East Shoe Wholesale Operations for United States Shoe Far East Limited, a subsidiary of U.S. Shoe Corp. For more than five years prior to July 1992, Mr. Tucker was a principal of Mocambo Ltd., a family owned shoe design and import company.

     Directors are elected by the stockholders. Officers are elected by the Board of Directors and serve at the discretion of the Board.

     The Company has agreed that until March 3, 1998, if so requested by Whale Securities Co., L.P., the underwriter of the Company's February 1993 public offering (the "Underwriter"), it will nominate and use its best efforts to cause the election as a director of a designee of the Underwriter or, at the Underwriter's option, the appointment of such designee as a non-voting advisor to the Board of Directors. The Company's officers, directors and holders of 5% or more of the outstanding shares of the Company's Common Stock (as of February
1993) have agreed to vote their shares of Common Stock in favor of such designee. The Underwriter has not yet exercised its right to designate such person.

     The Company has also agreed, if so requested by Redwood Shoe Corp. ("Redwood"), a principal supplier of the Company, to use reasonable efforts to cause the election and continuation in office as a director of the Company of Mr. Mark Tucker for a three year period ending April 3, 1999. If Mr. Tucker is not available to serve, Redwood has the right to designate one of its other partners as a nominee for election as a director. Each of Messrs. Cole and O'Shaughnessy and NRC have agreed to vote their shares of Common Stock to elect and continue Redwood's nominee in office for such three year period.


Compliance with Section 16(a) of Securities Exchange Act of 1934

     Section 16(a) of Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who beneficially own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Officers, directors and greater than 10 percent owners are required by certain Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on the Company's review of the copies of such forms received by it, the Company believes that during Fiscal 1997, filing requirements applicable to its officers, directors and 10% stockholders of Common Stock were complied with, except that Messrs. Cole and O'Shaughnessy failed to timely file Form 4 reports with respect to 2,206 shares of Common Stock acquired by each of them under the Company's 401(k) plan in April 1996 and Mr. Klein failed to timely file Form 4 reports with respect to (a) 1,958 shares of Common Stock acquired by him under the Company's 401(k) plan in

April 1996, and (b) the grant to him in November 1996 of options to purchase up to 50,000 shares of Common Stock.


Item 10.  Executive Compensation

     The following table discloses for Fiscal 1997 and the fiscal years ended January 31, 1996 ("Fiscal 1996") and 1995, compensation for the person that served as Chief Executive Officer during Fiscal 1997 and for those other persons that served as executive officers of the Company during Fiscal 1997 whose salaries exceeded $100,000 (collectively, the "Named Executives").

                           Summary Compensation Table


                                                                                                Long-Term
                                                                Annual                         Compensation
                                                             Compensation                         Awards
                                                     --------------------------------          ------------
                                                                                                Securities
  Name and Principal                                                                            Underlying
        Position                      Year           Salary($)              Bonus($)            Options(#)
  ------------------                  ----           ---------              --------            ----------
Neil Cole                             1997            346,000                6,800(1)              10,000
President and Chief                   1996            300,000               66,500(1)             410,000
Executive Officer                     1995            225,000               46,100                410,000

Lawrence O'Shaughnessy                1997            246,000                2,000(2)              10,000
Executive Vice President and          1996            221,500               19,966(2)             210,000
Chief Operating Officer               1995            186,000                 -0-                  10,000

Gary Klein                            1997            102,000                 -0-                  60,000
Vice President-Finance and            1996            100,000                 -0-                  18,000
Chief Financial Officer               1995            106,667                 -0-                  15,000

----------

(1)  Represents bonus accrued under Mr. Cole's employment agreement.

(2)  Represents bonus accrued under Mr. O'Shaughnessy's employment agreement.

     The following table provides information with respect to individual stock options granted during Fiscal 1997 to each of the Named Executives:



                        Option Grants in Last Fiscal Year


                                                            Individual Grants
                              ----------------------------------------------------------------------------
                                                       % of Total
                                 Shares                  Options
                               Underlying              Granted to             Exercise
                                 Options              Employees in              Price           Expiration
   Name                        Granted(#)*             Fiscal Year             ($/sh)              Date
   ----                        -----------             -----------             ------              ----
Neil Cole                        10,000                    1.2                  2.25            12/11/2001

Lawrence                         10,000                    1.2                  2.25            12/11/2001
O'Shaughnessy

Gary Klein                       50,000                    5.9                  1.89            11/11/2001
                                 10,000                    1.2                  2.25            12/11/2001

----------

* Non-qualified non-plan stock options; each option became exercisable on its date of grant and expires five years from that date. The exercisability of certain options granted to Messrs. Cole and O'Shaughnessy is restricted upon the occurrence of certain events related to termination of employment or death of the optionee. In addition, certain options granted to Mr. Cole are subject to termination prior to their expiration upon termination of employment for cause.

     The following table sets forth information at January 31, 1997 respecting exercised and unexercised stock options held by the Named Executives. None of the Named Executives exercised any stock options during the Fiscal 1997.

                    Aggregated Fiscal Year-End Option Values

                            Number of Securities                         Value of Unexercised

                           Underlying Unexercised                        In-the-Money Options
                         Options at January 31, 1997                     at January 31, 1997*
                         ---------------------------              --------------------------------
   Name                  Exercisable    Unexercisable             Exercisable        Unexercisable
   ----                  -----------    -------------             -----------        -------------
Neil Cole                1,430,000            -0-                 $3,790,825            $  -0-

Lawrence
O'Shaughnessy              305,000            -0-                  1,071,575               -0-

Gary Klein                 109,000           4,000                   353,505             10,240

----------

* An option is "in-the-money" if the year-end market value of the Common Stock exceeds the exercise price of such option. At January 31, 1997, the closing sale price per share of the Common Stock as reported by NASDAQ was $5.1875.

Employment Contracts and Termination and Change-in-Control Arrangements

     The Company has entered into an amended employment agreement with Neil Cole for a term expiring on February 28, 2000 at an annual base salary of $400,000 for the 12 months ending February 28, 1998, $450,000 for the 12 months ending February 28, 1999 and $500,000 for the 12 months ending February 28, 2000, subject to annual increases at the discretion of the Company's Board of Directors. Pursuant to the amended employment agreement, Mr. Cole serves as President and Chief Executive Officer of the Company, devoting a majority of his business time to the Company and the remainder of his business time to other business activities, including those of NRC. Under the amended agreement, Mr. Cole (i) is entitled to receive a portion of an annual bonus pool equal to 5% of the Company's annual pre-tax profits, if any, divided among the Company's executive officers, as determined by the Board of Directors; and (ii) is entitled to customary benefits, including participation in management incentive and benefit plans, reimbursement for automobile, reasonable travel and entertainment expenses and a life insurance policy in the amount of $1,000,000. Mr. Cole is also entitled to receive any additional bonuses as the Board of Directors may determine. If Mr. Cole terminates his employment with the Company for "good reason" (as defined in the amended agreement) or the Company terminates Mr. Cole's employment without "cause" (as defined in the amended agreement), including by reason of a "change-in-control" of the Company (as defined in the employment agreement), the Company is obligated to pay Mr. Cole his full salary (at the annual base salary rate then in effect) through the date of termination plus full base salary for one year or the balance of the term of the agreement, whichever is greater.

     The Company has entered into an amended employment agreement with Lawrence O'Shaughnessy for a term expiring on March 31, 2000 at an annual base salary of $300,000 for the 12 months ending March 31, 1998 and $350,000 thereafter, subject to annual increases at the discretion of the Company's Board of Directors. Pursuant to the amended agreement, Mr. O'Shaughnessy serves as Executive Vice-President of the Company, devoting a majority of his business time to the Company and the remainder of his business time to other business activities. Under the amended agreement, Mr. O'Shaughnessy (i) will be entitled to receive an annual bonus equal to 1.5% of the Company's annual pre-tax profits, if any; and (ii) is entitled to customary benefits, including participation in management incentive and benefit plans, reimbursement for automobile, reasonable travel and entertainment expenses and a life insurance policy in an amount equal to his annual base salary.

     The Company has entered into an employment agreement with Gary Klein which provides for his employment as the Vice-President of Finance of the Company at an annual salary of $100,000 for a two year period expiring November 15, 1998, subject to automatic renewal for successive two year periods, unless earlier terminated by reason of Mr. Klein's death or by the Company for "cause" (as defined in the employment agreement). In addition, the Company provides Mr. Klein with term life insurance in the amount of $110,000.


Compensation of Directors

     Each director received cash compensation of $2,500 for serving on the Board during Fiscal 1997. Under the Company's 1989 Stock Option Plan (the "1989
Plan"), non-employee directors (other than non-employee directors who are members of any Stock Option Committee that may be appointed by the Board of Directors to administer the 1989 Plan) are eligible to be granted non-qualified stock options and limited stock appreciation rights. No stock appreciation rights have been granted under the 1989 Plan. Under the Company's 1997 Stock Option Plan (the "1997 Plan"), subject to approval of the 1997 Plan by the stockholders at the next annual meeting of stockholders, non-employee directors are eligible to be granted non-qualified stock options.

     The Board of Directors or the Stock Option Committee of the 1989 Plan or the 1997 Plan, if one is appointed, has discretion to determine the number of shares subject to each nonqualified option (subject to the number of shares available for grant under the 1989 Plan or the 1997 Plan, as applicable), the exercise price thereof (provided such price is not less than the par value of the underlying shares of Common Stock), the term thereof (but not in excess of 10 years from the date of grant, subject to earlier termination in certain circumstances), and the manner in which the option becomes exercisable (amounts, intervals and other conditions). No non-qualified options were granted to non-employee directors under the 1989 Plan during Fiscal 1997.


Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information as of May 1, 1997, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of Common Stock by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock; (ii) each of the Named Executives; (iii) each of the Company's directors; and (iv) all executive officers and directors as a group:


                                                          Amount and Nature                           Percentage
Name and Address of                                         of Beneficial                           of Beneficial
Beneficial Owner (1)                                        Ownership (2)                             Ownership
--------------------                                       ---------------                           ----------
Neil Cole                                                  3,521,976(3)(4)(5)                            28.3

New Retail Concepts, Inc.                                  2,027,696(3)(5)                               18.5

Terren Peizer                                                650,000                                      6.4
c/o Beechwood Financial
   Company, Inc.
4049 S. Via Marina
M-207
Marina Del Ray, California 90202

Redwood Shoe Corp.                                         1,125,000(6)                                  11.0
8F, 137 Hua Mei West Street
SEC.1, Taichung, Taiwan, R.O.C.

Mark Tucker                                                1,125,000(6)                                  11.0

Lawrence O'Shaughnessy                                       368,030(7)                                   3.5

Gary Klein                                                   116,478(8)                                   1.1

Barry Emanuel                                                 25,000(9)                                    *

All executive officers and                                 5,156,848(3)(4)                               39.8
  directors as a group (five                               (5)(6)(7)(8)(9)
  persons)

----------

*Less than 1%.

(1) Unless otherwise indicated, each beneficial owner has an address at 2975 Westchester Avenue, Purchase, New York 10577.

(2) A person is deemed to have beneficial ownership of securities that can be acquired by such person within 60 days of May 1, 1997 upon exercise of warrants or options. Consequently, each beneficial owner's percentage ownership is determined by assuming that warrants or options held by such person (but not those held by any other person) and which are exercisable within 60 days from May 1, 1997 have been exercised. Unless otherwise noted, the Company believes that all persons referred to in the table have sole voting and investment power with respect to all shares of Common Stock reflected as beneficially owned by them.

(3) Includes 2,027,696 shares of Common Stock beneficially owned by NRC; Neil Cole, the President and Chief Executive Officer of NRC, owns, beneficially and of record, approximately 30% of NRC's outstanding common stock. In addition, as President of NRC, Mr. Cole has or will have the right to vote the 2,027,696 shares of the Company's Common Stock beneficially owned by NRC. Mr. Cole disclaims beneficial ownership of these shares.

(4) Includes 1,460,000 shares of Common Stock issuable upon exercise of immediately exercisable warrants and options owned by Neil Cole. Also includes 10,000 shares held by a charitable foundation, of which Mr. Cole and his wife are co-trustees. Mr. Cole disclaims beneficial ownership of the shares held by such charitable foundation.

(5)  Includes   800,000  shares  of  Common  Stock  issuable  upon  exercise  of immediately exercisable options and warrants issued to NRC.

(6) Includes 75,000 shares of Common Stock issuable upon exercise of an immediately exercisable option and 1,050,000 shares of Common Stock, which option and shares were issued pursuant to an agreement between the Company and Redwood pertaining to the settlement of certain indebtedness of the Company to Redwood. Mr. Tucker is an affiliate of Redwood.

(7)  Includes   305,000  shares  of  Common  Stock  issuable  upon  exercise  of immediately exercisable options.

(8)  Includes   109,000  shares  of  Common  Stock  issuable  upon  exercise  of immediately exercisable options.

(9) Represents 25,000 shares of Common Stock issuable upon exercise of immediately exercisable options.


Item 12.  Certain Relationships and Related Transactions

     In March 1993, the Company entered into a Services Allocation Agreement with NRC pursuant to which the Company provides NRC with certain services for which NRC pays the Company an amount equal to the allocable portion of the Company's expenses, including employees' salaries, associated with such services. Pursuant to such agreement, NRC paid the Company $50,000 in each of Fiscal 1996, Fiscal 1997 and the current fiscal year (ending January 31, 1998).

     On February 1, 1995, the Company and NRC entered into a securities purchase agreement (the "Purchase Agreement") pursuant to which NRC loaned to the Company an aggregate of $600,000, which loans were repaid to NRC, together with interest in the amount of approximately $33,500 in Fiscal 1996. In consideration for such loans, the Company issued warrants to purchase up to 700,000 shares of Common Stock ("Warrant Shares") to NRC, which warrants are currently exercisable at $1.2375 per share of Common Stock (110% of the closing bid price of the Common Stock on the NASDAQ National Market System on January 31, 1995). The shares of Common Stock underlying such Warrants were entitled to the benefit of "piggy-back" registration rights granted by the Company to NRC. In consideration for NRC's forbearance from exercising its "piggy-back" registration rights in respect of a registration statement of the Company that became effective in October 1996, the Company has agreed that, under certain circumstances, when requested to do so by NRC, the Company will prepare, file and cause to become effective under Section 5 of the Securities Act of 1933 (the "Act"), a registration statement covering the Warrant Shares.

     In April 1996, the Company entered into an agreement with Redwood (the "Redwood Agreement") under which, in consideration for the satisfaction in full of certain accounts payable to Redwood aggregating $1,680,000, the Company (i) issued to Redwood 1,050,000 shares of Common Stock (the "Redwood Shares") and an option to purchase the 75,000 shares of Common Stock (the "Option Shares") at an exercise price of $1.75 per share; (ii) paid $50,000 to Redwood; and (iii) agreed, for the three year period ending April 3, 1999, to cause Mark Tucker (or if he is not available, another partner of Redwood designated by it) to be elected as director of the Company; and (iv) agreed to register the Redwood Shares and the Option Shares for sale under the Act. Pursuant to the Redwood Agreement, in May 1996, Mr. Tucker was elected as a director of the Company and in October 1996, a registration statement covering the Redwood Shares and the Option Shares was declared effective under the Act.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 CANDIE'S, INC.


                                                 By: /s/ Neil Cole
                                                     ---------------------------
                                                         Neil Cole
                                                         Chief Executive Officer



                                                 By: /s/ Gary Klein
                                                     ---------------------------
                                                         Gary Klein
                                                         Vice President-Finance

Dated:  May 30, 1997