Form 10-Q
period 1997-04-30
CANDIES INC
filed 1997-06-16
CIK 857737

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

_X_ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended April 30, 1997
                                       OR
___ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from __________ to  __________

Commission file Number    0-10593

                                 CANDIE'S, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                11-2481903
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                  Identification No.)

                2975 Westchester Avenue, Purchase, New York 10577
               (Address of principal executive offices)(Zip code)

                                  (914)694-8600
              (Registrant's telephone number, including area code)


________________________________________________________________________________
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     YES _X_       NO ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
As of June 16, 1997, 11,678,061 shares of Common Stock, par value $.001 per share were outstanding.

                         CANDIE'S, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                       FOR THE PERIOD ENDED April 30, 1997



                                                                        PAGE
                                                                        ----
PART I.     FINANCIAL INFORMATION

   ITEM 1.  Financial Statements

   Condensed Consolidated Balance Sheets at April 30, 1997               3-4
   (unaudited)and January 31, 1997

   Condensed Consolidated Statements of Operations for the                5
   Three Months Ended April 30, 1997 and 1996 (unaudited)

   Condensed Consolidated Statement of Stockholders' Equity               6
   for the Three Months Ended April 30, 1997 (unaudited)

   Condensed Consolidated Statements of Cash Flows for                   7-8
   the Three Months Ended April 30, 1997 and 1996 (unaudited)

   Notes to Condensed Consolidated Financial Statements(unaudited)       9-10

   ITEM 2

   Management's Discussion and Analysis of Financial                     11
   Condition and Results of Operations

PART II.  OTHER INFORMATION                                              12

SIGNATURES                                                               13

                         Candie's, Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheets


PART I.

ITEM 1.                                                April 30,     January 31,
                                                         1997           1997
                                                       -------------------------
Assets                                                (unaudited)
Current assets:
    Cash and cash equivalents                         $   196,685    $   389,517
   Accounts receivable, net                             1,411,466      1,328,814
    Inventories                                         5,873,437      5,251,091
    Deferred taxes                                        928,000      1,300,000
    Due from factor                                     2,964,970           --
    Prepaid expenses and other current assets           1,159,504        769,781
                                                       -------------------------
Total current assets                                   12,534,062      9,039,203
                                                       -------------------------
Property and equipment-net of accumulated
 depreciation of $764,031 and 727,413                     343,936        377,145
                                                       -------------------------
Other assets:
    Noncompetition agreements                             324,756        334,698
    Trademark                                           4,477,946      4,548,650
    Other                                                 402,074        409,649
                                                       -------------------------
Total other assets                                      5,204,776      5,292,997
                                                       -------------------------
Total assets                                          $18,082,774    $14,709,345
                                                       =========================


See accompanying notes to condensed consolidated financial statements.

                         Candie's, Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheets

                                                               April 30,     January 31,
                                                                 1997           1997
                                                             ---------------------------
                                                             (unaudited)
Liabilities and Stockholders' equity
Current liabilities:
  Accounts payable-trade                                    $  6,032,029    $  4,673,462
  Due to factor                                                     --           580,515
  Accrued expenses                                             1,066,917         739,457
                                                             ---------------------------
Total current liabilities                                      7,098,946       5,993,434

Long-term liabilities                                            105,000         108,000
                                                             ---------------------------
Total liabilities                                              7,203,946       6,101,434
                                                             ---------------------------
Stockholders' equity:
  Preferred stock, $.01 par value--shares authorized
     5,000,000; none issued or outstanding
  Common stock, $.001 par value--shares authorized
     30,000,000; shares issued: 10,170,809 and
     9,633,786                                                    10,171           9,634
  Additional paid-in capital                                  13,365,697      11,918,655
  Deficit, since February 28, 1993,
    (deficit eliminated $27,696,007)                          (2,497,040)     (3,320,378)
                                                             ---------------------------
Total stockholders' equity                                    10,878,828       8,607,911
                                                             ---------------------------
Total liabilities and stockholders' equity                  $ 18,082,774    $ 14,709,345
                                                             ===========================


See accompanying notes to condensed consolidated financial statements.

                         Candie's, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Operations
                                   (unaudited)

                                                          Three Months Ended
                                                       April 30,       April 30,
                                                         1997            1996
                                                       -------------------------

Net revenues                                          $16,861,264   $ 6,258,373
Cost of goods sold                                     11,774,127     4,627,699
                                                       -------------------------
Gross profit                                            5,087,137     1,630,674
                                                       -------------------------
Operating expenses:

Selling expenses                                        2,269,803     1,142,328
General and administrative expenses                     1,146,473       771,791
                                                       -------------------------
                                                        3,416,276     1,914,119
                                                       -------------------------

Operating income (loss)                                 1,670,861      (283,445)

Other expenses:
    Other                                                  68,000          --
    Interest expense                                      274,523       139,893
                                                       -------------------------
                                                          342,523       139,893

Income (loss) before provision for income taxes         1,328,338      (423,338)

Provision for income taxes                                505,000          --
                                                       -------------------------
Net income (loss)                                     $   823,338   $  (423,338)
                                                       =========================
Net income (loss) per share                           $       .06   $      (.05)
                                                       =========================
Weighted average number of common shares
 and equivalents outstanding                           16,426,033     8,750,424
                                                       =========================


See accompanying notes to condensed consolidated financial statements.

                         Candie's, Inc. and Subsidiaries

            Condensed Consolidated Statements of Stockholders' Equity

                                 April 30, 1997
                                   (unaudited)

                                                                           Additional
                                                        Common Stock         Paid-In
                                                   Shares          Amount    Capital        Deficit         Total
                                                -------------------------------------------------------------------
Balance at January 31, 1997                      9,633,786       $ 9,634   $11,918,655   $(3,320,378)   $ 8,607,911

Issuance of common stock through
 exercise of options and warrants                  526,245           526     1,288,141          --        1,288,667

Issuance of common stock in
 connection with retirement plan                    10,778            11        55,901          --           55,912

Tax effect of utilization of pre-quasi
 reorganization operating loss carryforwards          --            --         103,000          --          103,000

Net income for the three months ended
 April 30, 1997                                       --            --            --         823,338        823,338
                                                -------------------------------------------------------------------
Balance at April 30, 1997                       10,170,809       $10,171   $13,365,697   $(2,497,040)   $10,878,828
                                                ===================================================================


See accompanying notes to condensed consolidated financial statements.

                         Candie's, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                Three Months Ended
                                                             April 30,       April 30,
                                                                1997           1996
                                                             --------------------------
Cash flows from operating activities:
Net income (loss)                                           $   823,338    $  (423,338)

Items in net income (loss) not effecting cash:

   Depreciation and amortization                                128,998        103,718
   Provision for allowances and bad debts expense                12,889            198
    Tax effect of utilization of pre-quasi reorganization
     net operating losses                                       103,000           --

  Changes in operating assets and liabilities:

        Accounts receivable                                     (95,541)       420,761
        Inventories                                            (622,346)      (559,332)
        Deferred taxes                                          372,000           --
        Prepaid expenses                                       (389,723)      (159,406)
        Other assets                                             (4,162)          --
        Due to factor                                        (3,545,485)      (520,961)
        Accounts payable - trade                              1,358,567      1,409,323
        Accrued expenses                                        383,372       (293,372)
        Long term liabilities                                    (3,000)         1,312
                                                             --------------------------

Net cash used in operating activities                        (1,478,093)       (21,097)
                                                             --------------------------


See accompanying notes to condensed consolidated financial statements.

                         Candie's, Inc. and Subsidiaries

                                   (unaudited)

                                                          Three Months Ended
                                                       April 30,      April 30,
                                                          1997          1996
                                                      --------------------------
Cash flows used in investing activities:
Capital expenditures                                 $    (3,406)   $   (50,022)
                                                      --------------------------
Net cash used in investing activities                     (3,406)       (50,022)
                                                      --------------------------
Cash flows provided by financing activities:
Proceeds from sale of stock                            1,288,667           --
                                                      --------------------------
Net cash provided by financing activities              1,288,667           --
                                                      --------------------------
Net decrease in cash and cash equivalents               (192,832)       (71,119)

Cash and cash equivalents, beginning of period           389,517        204,996
                                                      --------------------------
Cash and cash equivalents, end of period             $   196,685    $   133,877
                                                      ==========================


Supplemental disclosures of non-cash activities:

The Company issued 10,778 shares of common stock for the three months ended April 30, 1997 as a matching contribution in connection with the Company's retirement plan.


See accompanying notes to condensed consolidated financial statements.

                         Candie's, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary have been included. Operating results for the three month period ended April 30, 1997 are not necessarily indicative of the results that may be expected for the year ending January 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended January 31, 1997.

The condensed consolidated financial statements include the accounts of Candie's, Inc. and its wholly owned subsidiaries, Bright Star Footwear, Inc. ("Bright Star"), Ponca, Ltd. ("Ponca"), Yulong Co., Ltd. ("Yulong"), Candies Galleria, Inc. ("Candies Galleria") and the Company's 60% owned subsidiary Intercontinental Trading Group, Inc. ("ITG"), (collectively, the "Company"). All significant intercompany transactions and balances have been eliminated from the consolidated financial statements for all periods presented.

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

2. Inventory

Inventories, which consist entirely of finished goods, are valued at the lower of cost or market. Cost is determined by the first-in, first-out ("FIFO") method.

3. Subsequent Event

On April 23, 1997, the Company called for redemption on May 27, 1997, which was subsequently extended to May 30, 1997 (the "Redemption Date"), its outstanding Class B redeemable warrants ("Warrants") at a redemption price per Warrant of $0.25. Each Warrant entitled the holder thereof to purchase one share of Common Stock at an exercise price of $4.00 until 5:00 p.m., Eastern Standard time, on the Redemption Date, at which time the right to exercise such Warrant terminated. On April 23, 1997, Warrants to purchase an aggregate of 1,467,200 shares of Common Stock were outstanding. Subsequent to April 30, 1997, 1,423,300 warrants have been exercised and $5,693,200 in gross proceeds received. The Company intends to apply the net proceeds of exercises, first to repay short-term borrowings and the balance, if any, to finance capital expenditures and other working capital requirements.

                         Candie's, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


(Continued)

4. Recently Issued Accounting Standards

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", which is effective for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. The Company accordingly plans to adopt SFAS No. 128 in its January 31, 1998 annual financial statements. The Company does not anticipate that SFAS No. 128 would have had a material effect on the earnings per share presented, if it had been adopted in the quarter ended April 30, 1997.

ITEM 2.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Results of Operations

Net revenues increased $10,602,891 (169%) for the three months ended April 30, 1997 compared with the three months ended April 30, 1996. The increase was primarily due to the Company's sales and marketing efforts, including the Company's decision to emphasize sales of contemporary and casual footwear. In addition to the growth achieved by the Candie's (R) brand in its core market, the Company's first shipments of its children's footwear line sold well on a national level. Strong sales increases continued in the BONGO (R) product line. The Company is a licensee of the BONGO trademark.

Gross margins were 30% in 1997 compared with 26% in 1996. The increase in gross margin was attributable to lower levels of closeout sales and promotional activity, such as markdowns and advertising allowances. In addition gross margin was higher in 1997 due to more favorable prices negotiated with suppliers and increased selling prices.

Selling expenses were $2,269,803 in 1997 compared to $1,142,328 in 1996, an increase of 99% primarily due to increases in the amount of salesmen's commissions on increased footwear sales, increases in customer service salaries from personnel additions and increases in advertising and marketing costs. General and administrative expenses were $1,146,473 in 1997 compared with $771,791 in 1996, an increase of 49%, primarily due to an increase in general and administrative salaries from hiring new employees and increases in general expenses directly attributable to the increase in sales during the 1997 period.

Interest expense of $274,523 increased in 1997 from the $139,893 reported in the 1996 period due to increased average borrowings.

As a result of the foregoing, the Company's net income for the three months ended April 30, 1997 increased to $823,338 or $.06 per share from a loss of $423,338 or ($.05) per share for the corresponding period ended April 30, 1996.

Liquidity and Capital Resources

The Company relies primarily upon cash flow from operations and borrowings under its credit facility with its factor to finance its operations. For the three months ended April 30, 1997, net cash used in operating activities was $1,534,006 as compared with $21,097 during the same period in the prior year.

At April 30, 1997, the Company had working capital of $5,435,116 versus working capital of $3,045,769 at January 31, 1997. The increase is primarily due to cash generated from increased earnings and from the issuance of common stock.

During May and June 1997, the Company received gross proceeds totalling $5,693,200, in connection with the redemption of its Class B redeemable warrants as discussed in footnote 3 of the Notes to the Condensed Consolidated Financial Statements.

Management anticipates it will be able to satisfy its ongoing cash requirements for the foreseeable future, primarily with cash flow from operations, borrowings under its credit facility and if necessary, funds generated from the sale of securities.

PART II.    Other Information

Item 1.     Legal Proceedings

            None

Item 2.     Changes in Securities

            During the fiscal quarter ended April 30, 1997 the Company issued 10,778 shares of its common stock as a matching contribution in connection with the Company's 401-K retirement plan. In addition, the Company issued five-year options to its employees to purchase an aggregate of 105,000 shares of its common stock at exercise prices ranging between $5.06 and $5.13. The foregoing shares and options were acquired by the holders for investment in private transactions exempt from registration by sections 2(3) or 4(2) of the Securities Act of 1933.

Items 3-5   None

Item 6.     Exhibits and Reports on Form 8K

         A. Exhibits

            Exhibit 11        Computations of Earnings Per Share

            Exhibit 27        Financial Data Schedule (SEC use only)

         B. Reports on Form 8K

            None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    CANDIE'S, INC.

                                                    By: /s/ Neil Cole
                                                        ------------------------
                                                        Neil Cole, Chief
                                                        Executive Officer,
                                                        (Principal Executive
                                                         Officer)

                                                    By: /s/ Gary Klein
                                                        ------------------------
                                                        Gary Klein, Vice
                                                        President of Finance
                                                        (Principal Accounting
                                                        and Financial Officer)


Dated:  June 16, 1997