Form 10-Q
period 1997-07-31
CANDIES INC
filed 1997-09-15
CIK 857737

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended July 31, 1997
                          OR
_ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ______________ to ______________________

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

          YES __X__                     NO _____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
As of September 15, 1997, 11,833,235 shares of Common Stock, par value $.001 per share were outstanding.

                         CANDIE'S, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                       FOR THE PERIOD ENDED July 31, 1997



                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION

   ITEM 1.  Financial Statements

   Condensed Consolidated Balance Sheets at July 31, 1997                   3-4
   (unaudited)and January 31, 1997

   Condensed Consolidated Statements of Income for the                         5
   Three Months Ended July 31, 1997 and 1996 (unaudited)

   Condensed Consolidated Statements of Income for the
   Six Months Ended July 31, 1997 and 1996 (unaudited)                         6

   Condensed Consolidated Statement of Stockholders' Equity                    7
   for the Six Months Ended July 31, 1997 (unaudited)

   Condensed Consolidated Statements of Cash Flows for                       8-9
   the Six Months Ended July 31, 1997 and 1996 (unaudited)

   Notes to Condensed Consolidated Financial Statements (unaudited)        10-11

   ITEM 2.

   Management's Discussion and Analysis of Financial                       12-13
   Condition and Results of Operations

PART II. OTHER INFORMATION                                                    14

SIGNATURES                                                                    15

                         Candie's, Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheets


PART I.

ITEM 1.                                                 July 31,     January 31,
                                                          1997           1997
                                                      --------------------------
Assets                                                (unaudited)
Current assets:
    Cash and cash equivalents                         $   392,641    $   389,517
    Accounts receivable, net                            1,749,144      1,328,814
    Inventories                                        11,779,143      5,251,091
    Deferred taxes                                      1,071,000      1,300,000
    Due from factor                                     2,862,412             --
    Prepaid expenses and other current assets           1,155,217        769,781
                                                      --------------------------
Total current assets                                   19,009,557      9,039,203
                                                      --------------------------

Property and equipment-net of accumulated
 depreciation                                             344,874        377,145
                                                      --------------------------

Other assets:
    Noncompetition agreements                             314,814        334,698
    Trademark                                           4,407,242      4,548,650
    Other                                                 376,067        409,649
                                                      --------------------------
Total other assets                                      5,098,123      5,292,997
                                                      --------------------------

Total assets                                          $24,452,554    $14,709,345
                                                      ==========================


See accompanying notes to condensed consolidated financial statements.

                         Candie's, Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheets

                                                              July 31,     January 31,
                                                                1997         1997
                                                          ----------------------------
                                                           (unaudited)
Liabilities and Stockholders' equity
Current liabilities:
  Accounts payable-trade                                  $  3,321,873    $  4,673,462
  Due to factor                                                     --         580,515
  Accrued expenses                                           2,036,748         739,457
                                                          ----------------------------
Total current liabilities                                    5,358,621       5,993,434

Long-term liabilities                                          110,000         108,000
                                                          ----------------------------

Total liabilities                                            5,468,621       6,101,434
                                                          ----------------------------

Stockholders' equity:
  Preferred stock, $.01 par value--shares authorized
     5,000,000; none issued or outstanding
  Common stock, $.001 par value--shares authorized
     30,000,000; shares issued: 11,679,561 and
     9,633,786                                                  11,680           9,634
  Additional paid-in capital                                19,274,354      11,918,655
  Deficit, since February 28, 1993, (deficit eliminated
     $27,696,007)                                             (302,101)     (3,320,378)
                                                          ----------------------------
Total stockholders' equity                                  18,983,933       8,607,911
                                                          ----------------------------

Total liabilities and stockholders' equity                $ 24,452,554    $ 14,709,345
                                                          ============================


See accompanying notes to condensed consolidated financial statements.

                         Candie's, Inc. and Subsidiaries

                   Condensed Consolidated Statements of Income
                                   (unaudited)


                                                        Three Months Ended
                                                     July 31,          July 31,
                                                       1997             1996
                                                  -----------------------------


Net revenues                                      $ 29,725,989     $ 15,041,826
Cost of goods sold                                  23,087,950       12,488,759
                                                  -----------------------------
Gross profit                                         6,638,039        2,553,067
                                                  -----------------------------

Operating expenses:

Selling expenses                                     2,961,533        1,262,242
General and administrative expenses                  1,303,055          842,635
                                                  -----------------------------
                                                     4,264,588        2,104,877
                                                  -----------------------------

Operating income                                     2,373,451          448,190

Other  (expenses) income:
    Other                                              (30,000)         198,000
    Interest expense                                  (253,511)        (206,651)
                                                  -----------------------------
                                                      (283,511)          (8,651)

Income before credit
for income taxes                                     2,089,940          439,539

Credit for income taxes                               (105,000)              --
                                                  -----------------------------

Net income                                        $  2,194,940     $    439,539
                                                  =============================

Net income per share                              $        .15     $        .05
                                                  =============================

Weighted average number of common shares
 and equivalents outstanding                        16,262,121        8,767,939
                                                  =============================


See accompanying notes to condensed consolidated financial statements.

                         Candie's, Inc. and Subsidiaries

                   Condensed Consolidated Statements of Income
                                   (unaudited)


                                                         Six Months Ended
                                                     July 31,         July 31,
                                                       1997             1996
                                                  -----------------------------


Net revenues                                      $ 46,587,253     $ 21,300,199
Cost of goods sold                                  34,862,079       17,116,458
                                                  -----------------------------
Gross profit                                        11,725,174        4,183,741
                                                  -----------------------------

Operating expenses:

Selling expenses                                     5,237,333        2,404,570
General and administrative expenses                  2,443,529        1,614,426
                                                  -----------------------------
                                                     7,680,862        4,018,996

Operating income                                     4,044,312          164,745

Other  (expenses) income:
    Other                                              (98,000)         198,000
    Interest expense                                  (528,035)        (346,544)
                                                  -----------------------------
                                                      (626,035)        (148,544)

Income before provision
for income taxes                                     3,418,277           16,201

Provision for income taxes                             400,000               --
                                                  -----------------------------

Net income                                        $  3,018,277     $     16,201
                                                  =============================

Net income per share                              $        .21     $        .00
                                                  =============================

Weighted average number of common shares
 and equivalents outstanding                        16,184,583        8,759,059
                                                  =============================



See accompanying notes to condensed consolidated financial statements.

                         Candie's, Inc. and Subsidiaries

            Condensed Consolidated Statements of Stockholders' Equity

                                  July 31, 1997
                                   (unaudited)

                                                                           Additional
                                                     Common Stock            Paid-In
                                                  Shares       Amount        Capital       Deficit         Total
                                                -------------------------------------------------------------------
Balance at January 31, 1997                      9,633,786   $     9,634   $11,918,655   $(3,320,378)   $ 8,607,911

Issuance of common stock through
 exercise of options and warrants                2,034,997         2,035     7,196,798            --      7,198,833

Issuance of common stock in
 connection with retirement plan                    10,778            11        55,901            --         55,912

Tax effect of utilization of pre-quasi
 reorganization operating loss carryforwards            --            --       103,000            --        103,000

Net income for the six months ended
 July 31, 1997                                          --            --            --     3,018,277      3,018,277
                                                -------------------------------------------------------------------

Balance at July 31, 1997                        11,679,561   $    11,680   $19,274,354   $  (302,101)   $18,983,933
                                                ===================================================================



See accompanying notes to condensed consolidated financial statements.

                         Candie's, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)


                                                                  Six Months Ended
                                                               July 31,        July 31,
                                                                 1997            1996
                                                            --------------------------
Cash flows from operating activities:
Net income                                                  $ 3,018,277    $    16,201

Items in net income not effecting cash:

   Depreciation and amortization                                259,528        215,462
   Provision for allowances and bad debts expense                30,535         46,541
   Sale of joint venture interest                                             (198,000)
   Tax effect of utilization of pre-quasi reorganization
     net operating losses                                       103,000             --

  Changes in operating assets and liabilities:

        Accounts receivable                                    (450,865)    (2,899,501)
        Inventories                                          (6,528,052)       148,274
        Deferred taxes                                          229,000             --
        Prepaid expenses                                       (385,436)      (185,502)
        Other assets                                             10,108             --
        Due from factor                                      (3,442,927)    (1,676,757)
        Accounts payable - trade                             (1,351,589)     5,303,636
        Accrued expenses                                      1,353,203       (730,461)
        Long term liabilities                                     2,000           (436)
                                                            --------------------------

Net cash (used in) provided by operating activities          (7,153,218)        39,457
                                                            --------------------------


See accompanying notes to condensed consolidated financial statements.

                         Candie's, Inc. and Subsidiaries

                                   (unaudited)


                                                              Six Months Ended
                                                          July 31,        July 31,
                                                            1997           1996
                                                       --------------------------
Cash flows used in investing activities:
Capital expenditures                                   $   (42,491)   $  (126,328)
                                                       --------------------------

Net cash used in investing activities                      (42,491)      (126,328)
                                                       --------------------------

Cash flows provided by financing activities:
Proceeds from sale of stock options and warrants         7,198,833             --
                                                       --------------------------

Net cash provided by financing activities                7,198,833             --
                                                       --------------------------

Net increase (decrease) in cash and cash equivalents         3,124        (86,871)

Cash and cash equivalents, beginning of period             389,517        204,996
                                                       --------------------------
Cash and cash equivalents, end of period               $   392,641    $   118,125
                                                       ==========================


Supplemental disclosures of non-cash activities:

The Company issued 10,778 shares of common stock for the six months ended July 31, 1997 as a matching contribution in connection with the Company's retirement plan.



See accompanying notes to condensed consolidated financial statements.

                         Candie's, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


1. Basis of Presentation


The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary have been included. Operating results for the six month period ended July 31, 1997 are not necessarily indicative of the results that may be expected for the year ending January 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended January 31, 1997.

The condensed consolidated financial statements include the accounts of Candie's, Inc. and its wholly owned subsidiaries, Bright Star Footwear, Inc. ("Bright Star"), Ponca, Ltd., Yulong Co., Ltd., Candies Galleria, Inc. and the Company's 60% owned subsidiary Intercontinental Trading Group, Inc., (collectively, the "Company"). All significant intercompany transactions and balances have been eliminated from the consolidated financial statements for all periods presented.

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

3. Capital Stock Transactions-Warrants

During the quarter ended July 31, 1997, Class B warrants to purchase an aggregate of 1,431,100 shares of Common Stock were exercised and $5,724,400 in gross proceeds received. The Company used the net proceeds of such exercises, to repay short-term borrowings and finance capital expenditures and other working capital requirements.

                         Candie's, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


(Continued)


4. Recently Issued Accounting Standards

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", which is effective for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. The Company accordingly plans to adopt SFAS No. 128 in its January 31, 1998 annual financial statements. The Company does not anticipate that SFAS No. 128 would have had a material effect on the earnings per share presented, if it had been adopted for the six months ended July 31, 1997.

ITEM 2.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Results of Operations

Net revenues increased $14,684,163 or 98% to $29,725,989 for the three months ended July 31, 1997 compared with the three months ended July 31, 1996. For the first six months of 1997 total net revenues of $46,587,253 were up $25,287,054 or 119%, compared with revenues of $21,300,199 reported in 1996. The increase was primarily due to the Company's sales and marketing efforts, including the Company's decision to emphasize sales of contemporary and casual footwear. In addition to the growth achieved by the Candie's (R) brand in its core market, the Company's shipments of its children's footwear line sold well on a national level. Moreover, strong sales increases continued in the BONGO (R) product line. The Company is a licensee of the BONGO trademark.

Gross margins were 22% for the three months ended July 31, 1997 compared with 17% in 1996. For the first six months of 1997 gross margins were 25% compared with 20% for 1996. The increase in gross margin was attributable to lower levels of closeout sales and promotional activity, such as markdowns and advertising allowances. In addition gross margin was higher in 1997 due to more favorable prices negotiated with suppliers and increased selling prices.

Selling expenses were $2,961,533 for the three months ended July 31, 1997 compared with $1,262,242 in 1996. For the first six months of 1997 selling expenses were $5,237,333 compared with $2,404,570 for 1996. Higher selling expenses are primarily due to increases in the amount of salesmen's commissions on increased footwear sales, increases in customer service salaries from personnel additions and increases in advertising and marketing costs.

General and administrative expenses were $1,303,055 for the three months ended July 31, 1997 compared with $842,635 in 1996. For the first six months of 1997 general and administrative expenses were $2,443,529 compared with $1,614,426 for 1996. Higher general and administrative expenses are primarily due to an increase in general and administrative salaries from hiring new employees and increases in general expenses directly attributable to the increase in sales during the 1997 period.

Interest expense of $253,511 increased for the three months ended July 31, 1997 compared with $206,651 reported in the 1996. For the first six months of 1997 interest expense was $528,035 compared with $346,544 for 1996. The increase is due to increased average borrowings.

Net income for the three months ended July 31, 1997 was $2,194,940 or $.15 per share, compared to net income of $439,539 or $.05 per share, for the same period in 1996. Net income for the six months ended July 31, 1997 was $3,018,277 or $.21 per share, compared with net income of $16,201 or $.00 per share, for the same period in 1996. Net income for the three months and six months ended July 31, 1997, includes a $900,000 tax benefit as a result of a reduction in the valuation allowance of the company's net deferred tax assets recorded during the second quarter of 1997.

(continued)

Results of Operations

Liquidity and Capital Resources

The Company relies primarily upon cash flow from operations and borrowings under its credit facility with its factor to finance its operations. For the six months ended July 31, 1997, net cash used in operating activities was $7,153,218 as compared with $39,457 net cash provided by operating activities during the same period in the prior year.

At July 31, 1997, the Company had working capital of $13,650,936 compared to working capital of $3,045,769 at January 31, 1997. The increase is primarily due to cash generated from increased earnings and from the issuance of common stock in connection with the conversion of options and warrants.

During the quarter ended July 31, 1997, the Company received gross proceeds totalling $5,724,400, in connection with the redemption of its redeemable Class B warrants as discussed in footnote 3 of the Notes to the Condensed Consolidated Financial Statements.

Management anticipates it will be able to satisfy its ongoing cash requirements for the foreseeable future, primarily with anticipated cash flow from operations, borrowings under its existing credit facility and if necessary, funds generated from the sale of securities. There can be no assurance that additional funds if required will be available.

PART II. Other Information


Item 2.   Changes in Securities

          During the fiscal quarter ended July 31, 1997, the Company issued five-year options to its employees and certain vendors to purchase an aggregate of 173,000 shares of its common stock at exercise prices ranging between $3.88 and $12.00. The foregoing options were acquired by the holders for investment in private transactions exempt from registration by sections 2(3) or 4(2) of the Securities Act of 1933.


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


                                             CANDIE'S, INC.

                                             By: /s/ Neil Cole
                                                 ---------------------
                                                 Neil Cole, Chief
                                                 Executive Officer,
                                                 (Principal Executive
                                                  Officer)

                                             By: /s/ Gary Klein
                                                 ---------------------
                                                 Gary Klein, Vice
                                                 President of Finance
                                                 (Principal Accounting
                                                 and Financial Officer)


Dated: September 15, 1997

                                                                      EXHIBIT 11

                         CANDIE'S, INC. AND SUBSIDIARIES
                       COMPUTATIONS OF EARNINGS PER SHARE
                        (MODIFIED TREASURY STOCK METHOD)


                                                   Three Months Ended          Six Months Ended
                                                        July 31,                   July 31,
                                                       ---------                   --------
                                                                  (1)                        (1)
                                                   1997          1996          1997         1996
                                               -----------   -----------   -----------   -----------
AVERAGE SHARES OUTSTANDING                      11,152,558     8,767,939    10,563,596     8,759,059

NET EFFECT OF DILUTIVE STOCK
 OPTIONS-BASED ON THE MODIFIED
 TREASURY STOCK METHOD USING
 AVERAGE MARKET PRICE WHICH IS
 GREATER THAN QUARTER- END
 MARKET PRICE                                    5,109,563            --     5,620,987            --
                                               -----------   -----------   -----------   -----------

TOTAL COMMON STOCK AND EQUIVALENT
 SHARES                                         16,262,121     8,767,939    16,184,583     8,759,059
                                               ===========   ===========   ===========   ===========

NET INCOME                                     $ 2,194,940   $   439,539   $ 3,018,277   $    16,201
ADD:
 INCOME EARNED,NET OF
  FEDERAL INCOME TAX EFFECT                        179,239            --       374,689            --
                                               -----------   -----------   -----------   -----------

TOTAL EPS INCOME                               $ 2,374,179   $   439,539   $ 3,392,966   $    16,201
                                               ===========   ===========   ===========   ===========

PER SHARE AMOUNT (PRIMARY AND FULLY DILUTED)   $       .15   $       .05   $       .21   $       .00
                                               ===========   ===========   ===========   ===========


(1) NO ADDITIONAL INCOME(EARNINGS FROM INVESTING THE EXCESS PROCEEDS UPON THE EXERCISE OF COMMON STOCK EQUIVALENTS) NOR COMMON STOCK EQUIVALENTS WERE INCLUDED IN THE CALCULATION OF NET LOSS PER SHARE FOR 1996 BECAUSE THE RESULTS WOULD HAVE BEEN ANTIDILUTIVE.