Form 10-Q
period 1997-10-31
CANDIES INC
filed 1997-12-15
CIK 857737

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended October 31, 1997

                                       OR

_ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ____________ to ____________

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

          YES __X__                                    NO _____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
As of December 15, 1997, 12,366,709 shares of Common Stock, par value $.001 per share were outstanding.

                         CANDIE'S, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                      FOR THE PERIOD ENDED OCTOBER 31, 1997



                                                                           PAGE
PART I.           FINANCIAL INFORMATION

   ITEM 1.  Financial Statements

   Condensed Consolidated Balance Sheets at October 31, 1997                3-4
   (unaudited)and January 31, 1997

   Condensed Consolidated Statements of Income for the                        5
     Three Months Ended October 31, 1997 and 1996 (unaudited)

   Condensed Consolidated Statements of Income for the
   Nine Months Ended October 31, 1997 and 1996 (unaudited)                    6


   Condensed Consolidated Statement of Stockholders' Equity                   7
   for the Nine Months Ended October 31, 1997 (unaudited)

   Condensed Consolidated Statements of Cash Flows for                      8-9
   the Nine Months Ended October 31, 1997 and 1996 (unaudited)

   Notes to Condensed Consolidated Financial Statements(unaudited)        10-11

   ITEM 2.

   Management's Discussion and Analysis of Financial                      12-13
   Condition and Results of Operations

PART II.  OTHER INFORMATION                                                  14

SIGNATURES                                                                   15

                         Candie's, Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheets


PART I.

ITEM 1.                                              October 31,     January 31,
                                                        1997            1997
                                                     ---------------------------
Assets                                               (unaudited)
Current assets:
    Cash and cash equivalents                        $   800,886     $   389,517
    Accounts receivable, net                           2,362,747       1,328,814
    Inventories                                       10,850,133       5,251,091
    Deferred taxes                                       603,645       1,300,000
    Due from factor                                    1,841,941            --
    Prepaids - advertising and marketing               2,107,473         459,120
    Prepaids - other                                     467,710         310,661
                                                     ---------------------------
Total current assets                                  19,034,535       9,039,203
                                                     ---------------------------

Property and equipment-net of accumulated
  depreciation                                           504,282         377,145
                                                     ---------------------------

Other assets:
    Noncompetition agreements                            304,872         334,698
    Trademark                                          4,336,538       4,548,650
    Other                                                364,329         409,649
                                                     ---------------------------
Total other assets                                     5,005,739       5,292,997
                                                     ---------------------------

Total assets                                         $24,544,556     $14,709,345
                                                     ===========================



See accompanying notes to condensed consolidated financial statements.

                         Candie's, Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheets

                                                            October 31,     January 31,
                                                                1997           1997
                                                            ---------------------------
                                                            (unaudited)
Liabilities and Stockholders' equity
Current liabilities:
  Accounts payable and accrued expenses                     $  2,580,705   $  5,412,919
  Due to factor                                                     --          580,515
                                                            ---------------------------
Total current liabilities                                      2,580,705      5,993,434

Long-term liabilities                                            100,000        108,000
                                                            ---------------------------

Total liabilities                                              2,680,705      6,101,434
                                                            ---------------------------

Stockholders' equity:
  Preferred stock, $.01 par value--shares authorized
     5,000,000; none issued or outstanding
  Common stock, $.001 par value--shares authorized
     30,000,000; shares issued; 12,361,657 and 9,633,786          12,363          9,634
  Additional paid-in capital                                  21,345,085     11,918,655
Retained earnings (deficit), since February 28, 1993,
     (deficit eliminated $27,696,007)                            506,403     (3,320,378)
                                                            ---------------------------
Total stockholders' equity                                    21,863,851      8,607,911
                                                            ---------------------------

Total liabilities and stockholders' equity                  $ 24,544,556   $ 14,709,345
                                                            ===========================



See accompanying notes to condensed consolidated financial statements.

                         Candie's, Inc. and Subsidiaries

                   Condensed Consolidated Statements of Income
                                   (unaudited)


                                                       Three Months Ended
                                                   October 31,      October 31,
                                                      1997             1996
                                                  -----------------------------

Net revenues                                      $ 23,780,002     $ 10,962,347
Cost of goods sold                                  17,672,630        8,677,849
                                                  -----------------------------
Gross profit                                         6,107,372        2,284,498
                                                  -----------------------------

Operating expenses:

Selling expenses                                     3,115,763        1,416,141
General and administrative expenses                  1,372,860          665,293
                                                  -----------------------------
                                                     4,488,623        2,081,434
                                                  -----------------------------

Operating income                                     1,618,749          203,064

Other expenses:
    Other                                                 --           (148,000)
    Interest expense                                  (305,245)        (222,992)
                                                  -----------------------------
                                                      (305,245)        (370,992)

Income (loss) before provision
 for income taxes                                    1,313,504         (167,928)

Provision for income taxes                             505,000             --
                                                  -----------------------------

Net income (loss)                                 $    808,504     $   (167,928)
                                                  =============================

Net income (loss) per share                       $        .06     $       (.02)
                                                  =============================

Weighted average number of common shares
 and equivalents outstanding (1)                    16,225,255        9,117,938
                                                  =============================


(1) Weighted average number of common shares and equivalents outstanding for 1997 used in calculating net income per share is based on the modified treasury stock method.


See accompanying notes to condensed consolidated financial statements.

                         Candie's, Inc. and Subsidiaries

                   Condensed Consolidated Statements of Income
                                   (unaudited)


                                                        Nine Months Ended
                                                  October 31,       October 31,
                                                     1997               1996
                                                  -----------------------------


Net revenues                                      $ 70,367,254     $ 32,262,546
Cost of goods sold                                  52,534,710       25,794,309
                                                  -----------------------------
Gross profit                                        17,832,544        6,468,237
                                                  -----------------------------

Operating expenses:

Selling expenses                                     8,353,097        3,820,711
General and administrative expenses                  3,816,389        2,279,719
                                                  -----------------------------
                                                    12,169,486        6,100,430

Operating income                                     5,663,058          367,807

Other  (expenses) income:
    Other                                              (98,000)          50,000
    Interest expense                                  (833,277)        (569,534)
                                                  -----------------------------
                                                      (931,277)        (519,534)

Income (loss) before provision
 for income taxes                                    4,731,781         (151,727)

Provision for income taxes                             905,000             --
                                                  -----------------------------

Net income (loss)                                 $  3,826,781     $   (151,727)
                                                  =============================

Net income (loss) per share                       $        .26     $       (.02)
                                                  =============================

Weighted average number of common shares
 and equivalents outstanding (1)                    16,100,213        8,877,444
                                                  =============================



(1) Weighted average number of common shares and equivalents outstanding for 1997 used in calculating net income per share is based on the modified treasury stock method.



See accompanying notes to condensed consolidated financial statements.

                         Candie's, Inc. and Subsidiaries

            Condensed Consolidated Statements of Stockholders' Equity

                                October 31, 1997
                                   (unaudited)

                                                                            Additional
                                                     Common Stock            Paid-In
                                                  Shares        Amount       Capital        Deficit        Total
                                                -------------------------------------------------------------------
Balance at January 31, 1997                      9,633,786   $     9,634   $11,918,655   $(3,320,378)   $ 8,607,911

Issuance of common stock through
 exercise of options and warrants                2,717,093         2,718     9,267,529          --        9,270,247

Issuance of common stock in
 connection with retirement plan                    10,778            11        55,901          --           55,912

Tax effect of utilization of pre-quasi
 reorganization operating loss carryforwards          --         103,000          --         103,000

Net income for the nine months ended
 October 31, 1997                                     --            --            --       3,826,781      3,826,781
                                                -------------------------------------------------------------------

Balance at October 31, 1997                     12,361,657   $    12,363   $21,345,085   $   506,403    $21,863,851
                                                ===================================================================



See accompanying notes to condensed consolidated financial statements.

                         Candie's, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                 Nine Months Ended
                                                            October 31,     October 31,
                                                               1997            1996
                                                            --------------------------
Cash flows from operating activities:
Net income (loss)                                           $ 3,826,781    $  (151,727)

Items in net income not effecting cash:

   Depreciation and amortization                                406,492        333,156
   Provision for allowances and bad debts expense                66,623         47,431
   Sale of joint venture interest                                  --          (50,000)
   Tax effect of utilization of pre-quasi reorganization
     net operating losses                                       103,000           --

  Changes in operating assets and liabilities:

        Accounts receivable                                  (1,100,556)       277,762
        Inventories                                          (5,599,042)       647,265
        Deferred taxes                                          696,355           --
        Prepaid expenses                                     (1,805,402)       (79,827)
        Other assets                                             10,106        (81,616)
        Due from factor                                      (2,422,456)    (1,834,365)
        Accounts payable and accrued expenses                (2,773,584)     1,438,140
        Long term liabilities                                    (8,000)        (2,436)
                                                            --------------------------

Net cash (used in) provided by operating activities          (8,599,683)       543,783
                                                            --------------------------


See accompanying notes to condensed consolidated financial statements.

                         Candie's, Inc. and Subsidiaries

                                   (unaudited)


                                                          Nine Months Ended
                                                      October 31,    October 31,
                                                         1997           1996
                                                      -------------------------


Cash flows used in investing activities:

Capital expenditures                                  $  (256,477)  $  (307,650)
                                                      -------------------------

Net cash used in investing activities                    (256,477)     (307,650)
                                                      -------------------------

Cash flows provided by financing activities:

Proceeds from sale of stock options and warrants        9,267,529
Stock issuance expenses                                      --        (116,000)
                                                      -------------------------

Net cash provided by (used in) financing activities     9,267,529      (116,000)
                                                      -------------------------

Net increase in cash and cash equivalents                 411,369       120,133

Cash and cash equivalents, beginning of period            389,517       204,996
                                                      -------------------------
Cash and cash equivalents, end of period              $   800,886   $   325,129
                                                      =========================



Supplemental disclosures of non-cash activities:

The Company issued 10,778 shares of common stock for the nine months ended October 31, 1997 as a matching contribution in connection with the Company's retirement plan.



See accompanying notes to condensed consolidated financial statements.

                         Candie's, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)



1. Basis of Presentation


The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary have been included. Operating results for the nine month period ended October 31, 1997 are not necessarily indicative of the results that may be expected for the year ending January 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended January 31, 1997.

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

The Company designs, markets, imports and distributes a variety of moderately-priced, casual and fashion footwear for women and girls under the trademarks CANDIE'S(R), BONGO(R), ASPEN(R) and certain others. The Company's product line also includes a wide variety of men's and boys' work boots, hiking shoes and leisure shoes designed, marketed and distributed by Bright Star. The Company sells to retailers throughout the United States and several foreign countries.

2. Inventory

Inventories, which consist entirely of finished goods, are valued at the lower of cost or market. Cost is determined by the first-in, first-out ("FIFO") method.

3. Capital Stock Transactions-Warrants

During the nine months ended October 31, 1997, Class B warrants to purchase an aggregate of 1,431,100 shares of Common Stock were exercised and $5,724,400 in gross proceeds received. The Company used the net proceeds of such exercises to repay short-term borrowings and finance capital expenditures and other working capital requirements.

                         Candie's, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


(Continued)



4. Recently Issued Accounting Standards

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", which is effective for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. The Company accordingly plans to adopt SFAS No. 128 in its January 31, 1998 annual financial statements. The Company does not anticipate that SFAS No. 128 would have had a material effect on the earnings per share presented, if it had been adopted for the nine months ended October 31, 1997.

ITEM 2.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Results of Operations

Net revenues increased $12,817,655 or 117% up to $23,780,002 for the three months ended October 31, 1997 compared with revenues of $10,962,347 for the three months ended October 31 , 1996. For the first nine months of 1997 total net revenues of $70,367,254 were up $38,104,708 or 118%, compared with revenues of $32,262,546 reported in the comparable 1996 period. The increase was primarily due to the Company's sales and marketing efforts, including the Company's decision to emphasize sales of contemporary and casual footwear. In addition to the growth achieved by the Candie's (R) brand in its core market, the Company's shipments of its children's footwear line sold well on a national level. Moreover, strong sales increases continued in the BONGO (R) product line. The Company is a licensee of the BONGO trademark.

Gross margins were 25.68% for the three months ended October 31, 1997 compared with 20.83% in 1996. For the first nine months of 1997 gross margins were 25.34% compared with 20.04% for 1996. The increase in gross margin was attributable to lower levels of closeout sales and promotional activity, such as markdowns and advertising allowances. In addition gross margin was higher in 1997 due to more favorable prices negotiated with suppliers and increased selling prices.

Selling expenses were $3,115,763 for the three months ended October 31, 1997 compared with $1,416,141 in 1996. For the first nine months of 1997 selling expenses were $8,353,097 compared with $3,820,711 for 1996. Higher selling expenses are primarily due to increases in the amount of salesmen's commissions on increased footwear sales, increases in customer service salaries from personnel additions and increases in advertising and marketing costs.

General and administrative expenses were $1,372,860 for the three months ended October 31, 1997 compared with $665,293 in 1996. For the first nine months of 1997 general and administrative expenses were $3,816,389 compared with $2,279,719 for the comparable 1996 period. Higher general and administrative expenses are primarily due to an increase in general and administrative salaries from hiring new employees and increases in general expenses directly attributable to the increase in sales during the 1997 period.

Interest expense of $305,245 increased for the three months ended October 31, 1997 compared with $222,992 reported in the 1996 period. For the first nine months of 1997 interest expense was $833,277 compared with $569,534 for 1996. The increase is due to increased average borrowings.

Net income for the three months ended October 31, 1997 was $808,504 or $.06 per share, compared to a net loss of $167,928 or $.02 per share, for the same period in 1996. Net income for the nine months ended October 31, 1997 was $3,826,781 or $.26 per share, compared with a net loss of $151,727 or $.02 per share, for the same period in 1996. Net income for the nine months ended October 31, 1997, includes a $900,000 tax benefit as a result of a reduction in the valuation allowance of the Company's net deferred tax assets recorded during the second quarter of 1997.

(continued)

Results of Operations

Liquidity and Capital Resources

The Company has relied primarily upon cash flow from operations, borrowings under its credit facility and the sale of securities to finance its operations. For the nine months ended October 31, 1997, net cash used in operating activities was $8,599,683 as compared with $543,783 net cash provided by operating activities during the same period in the prior year.

At October 31, 1997, the Company had working capital of $16,453,830 as compared to working capital of $3,045,769 at January 31, 1997. The increase is primarily due to cash generated from increased earnings and from the issuance of common stock in connection with the conversion of options and warrants.

During the nine months ended October 31, 1997, the Company received gross proceeds totalling $5,724,400, in connection with the redemption of its redeemable Class B warrants as discussed in footnote 3 of the Notes to the Condensed Consolidated Financial Statements.

Management anticipates it will be able to satisfy its ongoing cash requirements for the foreseeable future, primarily with anticipated cash flow from operations, borrowings under its existing credit facility and if necessary, funds generated from the sale of securities. There can be no assurance that additional funds, if required, will be available.

PART II.  Other Information


Item 2.   Changes in Securities

          During the fiscal quarter ended October 31, 1997, the Company issued five-year options to its employees and certain vendors to purchase an aggregate of 153,300 shares of its common stock at exercise prices ranging between $4.50 and $7.37. The foregoing options were acquired by the holders for investment in private transactions exempt from registration by sections 2(3) or 4(2) of the Securities Act of 1933.

Item 4.   Submission of Matters to a Vote of Security-Holders.

          On September 4, 1997 the Company held an Annual Meeting of Stockholders at which the holders of the Company's common stock voted on: (i) the election of directors and (ii) a proposal to approve the adoption of the Company's 1997 Stock Option Plan which provides for the grant of options to purchase up to 3,500,000 shares of the Company's common stock. The results of the vote were as follows:

          Messrs. Neil Cole, Lawrence O'Shaughnessy, Barry Emanuel and Mark Tucker were elected to serve as members of the Company's Board of Directors for the ensuing year and until the election and qualification of their successors.

          The votes cast by stockholders with respect to the election of Directors were follows:

                                     Votes Cast
Director                               "For"                          Withheld
--------                               -----                          --------
Neil Cole                           9,428,673                          27,905
Lawrence O'Shaughnessy              9,428,673                          27,905
Barry Emanuel                       9,434,773                          21,805
Mark Tucker                         9,428,773                          27,805

          The Company's 1997 Stock Option Plan was approved by the stockholders. The votes cast by stockholders with respect to the 1997 Stock Option Plan were as follows:

Votes Cast "For"                Votes Cast "Against"          Votes "Abstaining"
----------------                --------------------          ------------------
  7,462,272                          410,730                      35,076


Item 6.   Exhibits and Reports on Form 8-K

     A.   Exhibits

          Exhibit 10.1   1997 Stock Option Plan

          Exhibit 11     Computations of Earnings Per Share

          Exhibit 27     Financial Data Schedule (SEC use only)

     B.   Reports on Form 8-K

          None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        CANDIE'S, INC.

                                        By: /s/ Neil Cole
                                            ----------------------------
                                            Neil Cole, Chief
                                            Executive Officer,
                                            (Principal Executive
                                             Officer)

                                        By: /s/ Gary Klein
                                            ----------------------------
                                            Gary Klein, Vice
                                            President of Finance
                                            (Principal Accounting
                                            and Financial Officer)


Dated: December 15, 1997