Form 10-K
period 1998-01-31
CANDIES INC
filed 1998-05-01
CIK 857737

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                       PURSUANT TO SECTIONS 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended January 31, 1998

                                       OR

[_] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from _______________to ______________.

                         Commission File Number 0-10593

                                 CANDIE'S, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                             ----------------------

           Delaware                                      11-2481903
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

2975 Westchester Avenue, Purchase, New York                    10577
 (Address of Principal Executive Offices)                   (Zip Code)

       Registrant's telephone number, including area code: (914) 694-8600

Securities registered under Section 12(b) of the Exchange Act:

                                                  Name of Each Exchange
        Title of Each Class                        on which Registered
               None                                  Not Applicable

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.001 par value
                                (Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No ____

     Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of the voting stock held by non-affiliates of the registrant (based upon the closing sale price of $7.94 on April 21, 1998) was approximately $95,260,000.

     As of April 21, 1998, 14,170,364 shares of Common Stock, par value $.001 per share were outstanding.


DOCUMENTS INCORPORATED BY REFERENCE: None.

                            CANDIE'S, INC.-FORM 10-K

                                TABLE OF CONTENTS

                                                                                                      Page
                                                                                                      ----

PART I.................................................................................................  1
     Item 1.      Business.............................................................................  1
     Item 2.      Properties...........................................................................  6
     Item 3.      Legal Proceedings....................................................................  6
     Item 4.      Submission of Matters to a Vote of Security Holders..................................  6

PART II................................................................................................  6
     Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters................  6
     Item 6.      Selected Financial Data..............................................................  7
     Item 7.      Management's Discussion and Analysis of Financial Condition and Results of
                  Operations...........................................................................  8
     Item 7A.     Quantitative and Qualitative Disclosure About Market Risk............................ 12
     Item 8.      Financial Statements and Supplementary Data.......................................... 12
     Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial
                  Disclosure........................................................................... 12

PART III............................................................................................... 12
     Item 10. Directors and Executive Officers of the Registrant....................................... 12
     Item 11. Executive Compensation................................................................... 14
     Item 12. Security Ownership of Certain Beneficial Owners and Management........................... 18
     Item 13. Certain Relationships and Related Transactions........................................... 19

PART IV................................................................................................ 20
     Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K........................ 20

Signatures............................................................................................. 21

Consolidated Financial Statements..................................................................... F-1

Financial Statements Schedule..........................................................................S-1

Index to Exhibits...................................................................................... 22

                                     PART I
Item 1.  Business

     Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995. The statements which are not historical facts contained in this Annual Report on Form 10-K are forward looking statements that involve a number of known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Such factors include, but are not limited to, uncertainty regarding continued market acceptance of current products and the ability to successfully develop and market new products particularly in light of rapidly changing fashion trends, the impact of supply and manufacturing constraints or difficulties particularly in light of the Company's dependence on foreign manufacturers, uncertainties relating to customer plans and commitments, competition, uncertainties relating to economic conditions in the markets in which the Company operates, the ability to hire and retain key personnel, the ability to obtain additional capital if required, the risks of uncertainty of trademark protection and other risks detailed below and in the Company's Securities and Exchange Commission filings.

Introduction

     Candie's, Inc., which was incorporated in Delaware in 1978, and its subsidiaries (together the "Company") are currently engaged primarily in the design, marketing and importation of a variety of moderately-priced women's and girls' casual and fashion footwear and handbags under the CANDIE'S(R) and BONGO(R) trademarks for distribution to better department and specialty stores worldwide. The Company also markets and distributes, under the CANDIE'S(R) and BONGO(R) trademarks, children's footwear designed by it, and also arranges for the manufacture of footwear products, similar to those produced under the CANDIE'S(R) trademark, for mass market and discount retailers, under one of the Company's other trademarks or under the private label brand of the retailer. Moreover, the Company distributes a variety of men's workboots, hiking boots, winter boots and outdoor casual shoes designed and marketed by the Company's wholly-owned subsidiary, Bright Star Footwear, Inc. ("Bright Star"), under private labels and a brand name licensed by the Company from third parties (ASPEN(R)).

     The Company began to license the use of the CANDIE'S(R) trademark from New Retail Concepts, Inc. ("NRC") in June 1991 and in March 1993 purchased ownership of the CANDIE'S(R) trademark from NRC together with certain pre-existing licenses of such third party. NRC is a publicly traded company engaged primarily in the licensing and sublicensing of fashion trademarks and a significant shareholder of the Company. NRC's principal shareholder is also the Company's President and Chief Executive Officer.

The Proposed Merger

     The Company and NRC have executed a Merger Agreement dated April 6, 1998, (the "Merger Agreement") which provides that NRC will be merged with and into the Company (the "Merger"), and the Company will be the surviving corporation. At the effective date of the Merger (the "Effective Date"), each issued and outstanding share of NRC common stock $.01 par value (the "NRC Common Stock"), and each issued and outstanding option to purchase shares of NRC Common Stock immediately prior to the Effective Date will be converted, respectively, into
0.405 shares of common stock, $.001 par value, and options of the Company (the "Common Stock").

     The completion of the Merger is subject to a number of conditions, including among other things, the approval of the stockholders of both the Company and NRC and the registration of the Common Stock to be issued to the holders of NRC pursuant to the Merger under the Securities Act of 1933, as amended. No assurance can be given that the Company and NRC will be able to successfully obtain the requisite stockholder approval or that the Company will otherwise be able to consummate the Merger.

     At April 6, 1998, there were 5,693,639 shares of NRC Common Stock issued and outstanding and options to purchase 1,635,000 shares of NRC Common Stock outstanding. NRC currently owns 1,227,696 shares of Common Stock and has options and warrants to purchase an additional 800,000 shares of Common Stock, all of which will be extinguished upon consummation of the Merger.

Products

     CANDIE'S(R) Footwear Products. CANDIE'S(R) brand fashion and casual footwear is designed primarily for girls and women, aged 8 to 40, featuring a variety of styles for a variety of uses. The retail prices of CANDIE'S(R) footwear generally range from $30 to $60. Four times per year, as part of its Spring and Fall collections, the Company generally designs and markets 30 to 40 different styles of shoes among its footwear categories. Approximately one-third of such styles are "updates" of the Company's most popular styles from prior periods and the Company considers such footwear to be "core" products.

     The Company designers analyze and interpret fashion trends and translate such trends into shoe styles consistent with the CANDIE'S(R) image and price point. Fashion trend information is compiled by the Company's designers through various methods, including travel to Europe and throughout the world to identify and confirm seasonal trends, utilization of outside fashion forecasting services and attendance at trade shows and seminars. Each season, subsequent to the final determination of that season's line by the design team and management (including colors, trim, fabrics, constructions and decorations), the design team travels to the Company's manufacturers to oversee the production of the initial sample lines.

     CANDIE'S(R) Handbag Products. The Company recently began to market and distribute under the CANDIE'S(R) trademark a line of women's and girls' handbags to the same retail outlets it markets its footwear products. The retail price range for CANDIE'S(R) handbags will generally range from $30 to $100.

     BONGO(R) Footwear and Handbag Products. The Company designs fashion and casual footwear and handbags for girls and women, aged 14 to 40, and markets and distributes such footwear and handbags under the BONGO(R) trademark pursuant to a license agreement with the owner of such trademark. The retail price range for such footwear is between $30 to $50 and for such handbags is $15 to $30. The Company distributes such footwear and handbags to department and specialty retail stores, including Burdines, Wet Seal/Contempo Casuals, Mervyns and Edison Brothers.

     Children's Footwear. In the Spring of 1997, the Company began to market and distribute under the CANDIE'S(R) and BONGO(R) trademarks a line of children's footwear, primarily to the same retail outlets to which it markets its women's brand, as well as to selected children's specialty stores. Approximately three-quarters of the children's styles are smaller versions of the best selling women's styles and one-quarter of the children's products are designed specifically for the children's division. The Company's lines of children's footwear have received favorable retailer and consumer response from across the country.

     Private Label Products. In addition to sales under the CANDIE'S(R) and BONGO(R) trademarks, the Company arranges for the manufacture of women's footwear, acting as agent for mass market and discount retailers, primarily under the retailer's private label brand. Under its agency arrangements, the Company receives a commission based upon the purchase price of the products purchased from the manufacturer for providing design expertise, arranging for the manufacturing of the footwear, oversight of production, inspection of the finished goods and arranging for the sale of the finished goods by the manufacturer to the retailer. All of the private label footwear is presold against firm purchase orders and is backed by letters of credit opened by such retailers.

     Bright Star Footwear. Bright Star, acting principally as agent for its customers, designs, markets and distributes a wide variety of men's workboots, hiking boots, winter boots and leisure footwear, which is either unbranded, or marketed under the private label brand names of Bright Star's customers, or under the Company's licensed brand, ASPEN(R). Bright Star's customer base consists of a broad group of retailers, including discounters, specialty retailer and better grade accounts. Bright Star's products are directed toward the moderately-priced market. The retail prices of Bright Star's footwear generally ranges from $25 to $75. The majority of Bright Star's products are sold on a commission agency basis.

Manufacturing and Suppliers

     The Company does not own or operate any manufacturing facilities. The Company's footwear products are manufactured to its specifications by a number of independent suppliers currently located in Brazil, China, Spain, Italy, and Taiwan. The Company believes that such diversification permits it to respond to customer needs and minimizes risks associated with foreign manufacturing. The Company has developed, and seeks to develop, long-term relationships with manufacturers that can produce a high volume of quality products at competitive prices.

     The Company negotiates the prices of finished products with its suppliers. Such suppliers manufacture the products themselves or subcontract with other manufacturers. Bright Star is responsible for identifying suppliers, planning production schedules, supervising manufacture, inspecting samples and finished products and arranging for the shipment of goods directly to customers in the United States. Finished goods are purchased primarily on an open account basis, generally payable within 7 to 45 days after shipment.

     Most raw materials necessary for the manufacture of the Company's footwear are purchased by the Company's suppliers. Although the Company believes that the raw materials required (which include leather, nylon, canvas, polyurethane and rubber), are available from various alternative sources, there can be no assurance that any such materials will continue to be available on a timely or cost-effective basis.

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

     For the fiscal year ended January 31, 1998 ("Fiscal 1998"), and the fiscal year ended January 31, 1997 ("Fiscal 1997"), Redwood Shoe Corp. ("Redwood") a buying agent for the Company, initiated the manufacture of approximately 60% and 80%, respectively, of the Company's total footwear purchases. At April 29, 1998, the Company had approximately $23,000,000 of open purchase commitments with Redwood.

     There can be no assurance that, in the future, the capacity or availability of manufacturers or suppliers will be adequate to meet the Company's product needs.

Tariffs, Import Duties and Quotas

     All products manufactured overseas are subject to United States tariffs, customs duties and quotas. In accordance with the Harmonized Tariff Schedule (a fixed duty structure in effect since January 1, 1989), the Company pays import duties on its footwear products manufactured outside of the United States ranging from approximately 3.2% to 48%, depending on whether the principal component of the product is leather or some other material. Inasmuch as the Company's products have differing compositions, the import duties vary with each shipment of footwear products. Since 1981, there have not been any quotas or restrictions, other than the duties mentioned hereinabove, imposed on footwear imported by the Company into the United States.

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

Backlog

     At April 29, 1998 the Company had an estimated backlog of orders of its products of approximately $75,000,000, as compared to a backlog of approximately $49,000,000 at April 23, 1997. The backlog at any particular time is affected by a number of factors, including seasonality, the buying policies of retailers, scheduling, the manufacture and shipment of products. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

Seasonality

     In previous years, demand for the Company's footwear peaked during the months of June through August (the fall/back-to-school selling season). As a result, shipment of the Company's products in previous years were heavily concentrated in its second and third fiscal quarters. Accordingly, historically, operating results have fluctuated significantly from quarter to quarter. Although there can be no assurance that the Company will be able to achieve consistent quarterly operating results in future years, the Company believes that fluctuations in its quarterly operating results will be reduced over the next year.

Customers and Sales

     During Fiscal 1998, the Company sold its footwear products to more than 750 retail accounts consisting of department stores, including Federated Stores (which includes Macy's and Bloomingdale's), Nordstrom's and May Company, mass merchandisers, shoe stores and other outlets in the United States. No individual customer accounted for more than 10% of the Company's revenues during Fiscal 1998; although the Company has five customers that each accounted for between approximately 5.7% and 8.8% of the Company's net revenues in Fiscal 1998, and between 7.1% and 8.6% in Fiscal 1997.

     The Company has also entered into various long-term distribution agreements with United Authentics, GmbH in Germany, Bata Shoe Pte. Ltd. of Singapore and Malaysia and Cravo E. Canala of Brazil. Pursuant to the terms of such distribution agreements, the Company's products will be distributed and marketed in specialty stores throughout Germany, Singapore, Malaysia and Brazil. There can be no assurance that such customers will continue to purchase products from the Company or utilize its services in the future in the United States or abroad.

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

     The Company currently utilizes the services of 27 full-time sales persons (including 20 employees and 7 independent contractors), who are compensated on a commission basis. The Company emphasizes customer service in the conduct of its operations and maintains a customer service department. The Company customer service department processes customer purchase orders and supports the sales representatives by coordinating orders and shipments with customers.

Licensing of the CANDIE'S(R) Trademark

     During Fiscal 1997, the Company licensed the CANDIE'S(R) trademark for use in connection with the manufacture and distribution of women's intimate apparel and children's footwear. The Company terminated these licenses during Fiscal 1998 because, the Company has commenced to distribute its own line of children's footwear under the CANDIE'S(R) trademark and, as to women's intimate apparel, the Company perceived a conflict between the licensee's level of retail distribution and the current retail market for the Company's footwear.

     The Company currently intends to offer new license agreements for women's apparel, accessories and related categories. The Company does not intend to aggressively market such licenses but intends to evaluate prospective licensees based on their experience, financial stability, reputation, marketing and distribution ability, the marketability of the proposed product line and compatibility of such proposed product line with the product lines of then existing CANDIE'S(R) licensees. There can be no assurance that the Company will be able to successfully license the CANDIE'S(R) trademark in the future.

Trademarks

     The Company believes that its federally registered trademark, CANDIE'S(R) which expires on June 9, 2001, is of material importance in marketing the Company's products and, accordingly, has significant value. The Company also owns other registered trademarks which it does not consider to be material to its current operations. There can be no assurance that the CANDIE'S(R) trademark or any other trademark which the Company owns, does not, and will not, violate the proprietary rights of others, that any such trademark would be upheld if challenged, or that the Company would, in such an event, not be prevented from using such trademarks, any of which events could have a material adverse effect on the Company. In addition, there can be no assurance that the Company will have the financial or other resources necessary to enforce or defend an infringement action.

     The Company sells footwear and handbags under the BONGO(R) trademark and footwear under the ASPEN(R) trademark, each of which the Company licenses from third parties. The BONGO(R) license agreement grants the Company the exclusive right to market and distribute footwear and handbags under the BONGO(R) trademark in North America and certain foreign countries for a term expiring on January 31, 2002, subject to the Company's right to extend the license through January 31, 2006 under certain circumstances. The ASPEN(R) license agreement grants Bright Star the exclusive right to market and distribute certain categories of footwear under the ASPEN(R) trademark in the United States, its territories and Puerto Rico for a term expiring on September 30, 1998. Although the Company will seek to renew the ASPEN(R) license, there can be no assurance that the Company can successfully negotiate a renewal of such license on terms acceptable to it. The BONGO(R) and ASPEN(R) licenses require the Company to pay royalties based on percentages of sales exceeding certain minimum royalties.

Competition

     The footwear industry is extremely competitive in the United States and the Company faces substantial competition in each of its product lines from Skechers, Nine & Co. and Esprit. In general, competitive factors include quality, price, style, name recognition and service. Although the Company believes that it competes favorably in these areas, there can be no assurance that it will be able to do so in the future. In addition, the presence in the marketplace of various fashion trends and the limited availability of shelf space can affect competition. Many of the Company's competitors have substantially greater financial, distribution, marketing and other resources than the Company and have achieved significant name recognition for their brand names. There can be no assurance that the Company will be able to successfully compete with the companies marketing these products.

Employees

     At April 21, 1998, the Company employed 93 persons, of whom 4 are executives and 89 are management, sales, marketing, product development, administrative, customer service representatives and retail store personnel. None of the Company's employees are represented by a labor union. The Company also utilizes the services of 7 independent contractors who are engaged in sales. The Company considers its relations with its employees to be good.

Item 2.  Properties

     The Company currently occupies 19,653 square feet of office and showroom space at 2975 Westchester Avenue, Purchase, New York pursuant to a lease which expires on April 1, 2000. The monthly rental expense pursuant to the lease is $32,755 per month through the expiration date of the lease. The Company also occupies (i) approximately 1,265 square feet of retail space in The Galleria shopping mall in White Plains, New York pursuant to a lease which expires on September 30, 2006, (ii) approximately 1,265 square feet of retail space in the Roosevelt Field shopping mall in Garden City, New York pursuant to a lease which expires on October 22, 2004, and (iii) approximately 2,919 square feet of retail space in the Tanger Outlet shopping mall in Riverhead, New York pursuant to a lease which expires on October 31, 2002. The lease at The Galleria shopping mall provides for a minimum monthly rental of approximately $3,000 through September 30, 1998, increasing to approximately $5,000 for the 12 months ending September 30, 2006, plus additional rent as described below. The lease at the Roosevelt Field shopping mall provides for a minimum monthly rental of approximately $10,000 through October 31, 1999, and increasing to approximately $12,000 for the twelve months ended October 31, 2004, plus additional rent as described below. The lease at the Tanger Outlet shopping mall provides for a minimum monthly rental of approximately $6,300 through October 31, 2002, plus additional rent as described below. Additional rent at all three shopping mall locations is based on percentages of annual gross sales of the retail store exceeding certain amounts and proportionate amounts of monthly real estate taxes, utilities and other expenses relating to the shopping mall.

Item 3.  Legal Proceedings

     The Company is a party to certain litigation incurred in the normal course of business. While any litigation has an element of uncertainty, the Company believes that the final outcome of any of these matters will not have a material effect on the Company's financial position or future liquidity. Furthermore, the Company knows of no material legal proceedings, pending or threatened, or judgments entered, against any director or officer of the Company in his capacity as such.


Item 4.  Submission of Matters to a Vote of Security Holders

     None.


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     The Company's Common Stock has been traded in the over-the-counter market and quoted on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") since January 22, 1990 (under the symbol "CAND" since February 23, 1993 and, prior to such time, under the symbol "SHOE"). The Common Stock is currently traded on the NASDAQ National Market. The following table sets forth, for the indicated periods, the high and low sales prices for the Common Stock as reported by NASDAQ:

                                                              High          Low
                                                              ----          ---
Fiscal Year Ended January 31, 1998
       Fourth Quarter ..............................         $7.25         $4.63
       Third Quarter ...............................          7.88          4.13
       Second Quarter ..............................          5.69          3.63
       First Quarter ...............................          6.88          4.25

Fiscal Year Ended January 31, 1997
       Fourth Quarter ..............................         $5.69         $1.75
       Third Quarter ...............................          2.75          1.72
       Second Quarter ..............................          3.06          1.59
       First Quarter ...............................          2.75          1.69

     As of April 21, 1998, there were approximately 150 holders of record of the Company's Common Stock. The Company believes that, in addition, there are in excess of 1,000 beneficial owners of its Common Stock, which shares are held in "street name."

     The Company has not paid cash dividends on its Common Stock since its inception. The Company anticipates that for the foreseeable future, earnings, if any, will be retained for use in the business or for other corporate purposes, and it is not anticipated that any cash dividends will be paid by the Company in the foreseeable future.

     During the fiscal quarter ended January 31, 1998, the Company issued five-year options to its employees to purchase an aggregate of 464,500 shares of its common stock at exercise prices of (i) $5.00 for 400,000 shares, (ii) $6.81 for 30,000 shares; (iii) $5.06 for 30,000 shares; and (iv) $6.88 for 4,500 shares. The foregoing options were acquired by the holders for investment in private transactions exempt from registration by virtue of either Sections 2(3) or 4(2) of the Act.

Item 6.  Selected Financial Data

                       Selected Historical Financial Data
                (in thousands, except earnings per share amounts)

     The following table presents selected historical financial data of the Company for the periods indicated. The selected historical financial information is derived from the audited consolidated financial statements of the Company referred to under item 8 of this Annual Report on Form 10-K, and previously published historical financial statements not included in this Annual Report on Form 10-K. The following selected financial data should be read in conjunction with Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements, including the notes thereto, included elsewhere herein.

                                                     Year Ended January 31,
                                    -----------------------------------------------------
                                      1998       1997       1996       1995        1994
                                    --------   --------   --------   --------    --------
Operating Data:

 Net revenues ...................   $ 92,976   $ 45,005   $ 37,914   $ 24,192    $ 13,164

 Operating income (loss) ........      6,961        966      2,057     (1,391)     (5,009)

 Net income (loss) ..............      4,536      1,145      1,054         27      (6,321)

 Earnings (loss) per share:
     Basic ......................        .40        .13        .12        .00       (1.32)

     Diluted ....................        .33        .11        .11        .00       (1.32)

Weighted average number of common
shares outstanding:
     Basic ......................     11,375      9,143      8,726      6,398       4,790

     Diluted ....................     13,788     10,152      9,427      6,461       4,790

                                                     Year Ended January 31,
                                    -----------------------------------------------------
                                      1998       1997       1996       1995        1994
                                    --------   --------   --------   --------    --------
Balance Sheet Data:

 Current assets .................   $ 23,408   $  9,039   $  5,969   $  4,104    $  4,407

 Total assets ...................     30,881     14,709     11,746     10,290      11,045

 Long-term debt .................       --         --         --         --         4,027

 Total stockholders' equity .....     24,681      8,608      5,586      4,392        (570)


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995. This discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. See "Safe Harbor Statement" in Item 1 of this report which statement is incorporated herein by reference.

Results of Operations

                      Fiscal 1998 Compared with Fiscal 1997

     Revenues. Net revenues increased by $47,971,000, or 106.6% to $92,976,000, primarily due to increased brand awareness and consumer acceptance due to the Company's increased sales and marketing efforts coupled with increased sales in all product categories, the successful introduction of children's footwear products and increased selling prices.

     Gross Profit. Gross Profit margins increased to 26.0% from 21.9% in the prior year. The increase is primarily attributable to changes in product mix and the ability to source product at lower prices coupled with increases in units sold and selling prices.

     Operating Expenses. Selling, general and administrative expenses increased by approximately $8,327,000 to $17,217,000 for Fiscal 1998 compared to $8,890,000 for the prior year. The increase is primarily due to increased selling, shipping and administrative expenses which are directly associated with the increase in net revenues and an increase in marketing and advertising expenses. As a percentage of net revenues, selling, general and administrative expenses decreased 1.3% to 18.5% for Fiscal 1998 from 19.8% for the prior year.

     Operating Income. As a result of the foregoing, operating income increased approximately sevenfold to $6,960,000, or 7.5% of net revenues for Fiscal 1998, compared to $966,000, or 2.1% of net revenues for the prior year.

     Interest Expense. Interest expense increased by $374,000, or 49.5%, primarily as a result of increased levels of borrowings under the Company's revolving credit facility with its factor for seasonal working capital requirements to fund the Company's growth.

     Income Tax Expense. The relationship of the income tax provision in Fiscal 1998 and the benefit in Fiscal 1997, respectively, to income before income taxes was significantly affected by the recognition of deferred tax assets in the amount of $1,347,000 and $1,100,000, respectively, in each year. See Note 10 to the Consolidated Financial Statements and Net Operating Loss Carryforward discussion included later in this management's discussion.

     Net Income. As a result of the foregoing, net income increased fourfold to $4,536,000 or 4.9% of net revenues for Fiscal 1998, compared to $1,145,000 or 2.5% of net revenues for the prior year.

                      Fiscal 1997 Compared with Fiscal 1996

     Revenues and Gross Profit. Net revenues increased by $7,091,000, or 18.7%, primarily due to the Company's sales and marketing efforts, including the Company's decision to emphasize sales of casual, outdoor and fashion footwear and sales of footwear under the CANDIE'S brand and the Company's licensed brand, BONGO. These efforts resulted in both an increase in the amount of footwear sold and lower profit margins due to decreased selling prices for certain of the Company's core products, in an effort to maintain retail market share. Accordingly, the Company's gross profit percentage decreased to 21.9% from 27.7% for the fiscal year ended January 31, 1996 ("Fiscal 1996").

     Operating Expenses. Selling expenses increased by $494,000, or 9.8%, primarily due to increases in the amount of salesmen's commissions on increases in footwear sales and increases in advertising expenditures. General and administrative expenses decreased by approximately $34,000, or 1.0%, principally due to the Company's cost containment efforts. Total operating expenses increased by 5.5% or approximately $461,000. This increase is principally due to the increases in sales commissions and advertising expense discussed above. Accordingly, operating income decreased by $1,092,000, or 53.1%, to $966,000 for Fiscal 1997, from operating income of $2,057,000 in Fiscal 1996.

     Interest Expense. Interest expense increased by $28,000, or 3.9%, primarily as a result of increased borrowings under the Company's revolving credit facility with its factor.

     Income Tax Expense. In Fiscal 1997, income tax expense was credited by a $1.1 million reduction in the valuation allowance previously provided against the Company's net deferred tax assets. In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" net deferred tax assets are not recognized when a company has cumulative losses in recent years. However, as a result of its continued profitability, the Company believes it is more likely than not that the Company will generate sufficient taxable income to realize the benefits of these deferred tax assets (see Note 10 of Notes to Consolidated Financial Statements appearing elsewhere herein). This reduction in the valuation allowance of the deferred tax assets resulted in a net income tax benefit for Fiscal 1997 of $1,010,000, as compared to an income tax provision of $163,000 for Fiscal 1996.

     Net Income. As a result of the foregoing, the Company achieved net income of $1,145,000 for Fiscal 1997, compared to net income of $1,054,000 in Fiscal 1996.

Liquidity and Capital Resources

     The Company has relied in the past primarily upon revenues generated from operations, borrowings from its factor and sales of securities to finance its liquidity and capital needs. Net cash used in operating activities totaled $8,830,000 in Fiscal 1998, as compared to net cash provided by operating activities of approximately $663,000 for Fiscal 1997. Net income of $4,536,000 and the effects of non-cash charges for depreciation and amortization of $604,000 and deferred income taxes of $993,000 were more than offset by the Company's requirement to finance increased inventories in the amount of $10,928,000, increased accounts receivable and factoring activity in the amount of $2,888,000 and other changes in operating assets and liabilities, resulting in the Fiscal 1998 use of cash from operating activities. Net cash provided by operating activities for Fiscal 1997 resulted principally from net income of $1,145,000, an increase in accounts payable and accrued expenses of $2,365,000, partially offset by deferred income taxes of $1,100,000, a decrease in due to factor of $719,000, non-cash items of depreciation and amortization of $459,000, an increase in prepaid expenses of $235,000, and an increase in inventories of $1,251,000.

     The ratio of current assets to current liabilities increased to 3.8:1 at January 31, 1998 from 1.5:1 at January 31, 1997. Working capital increased by approximately $14,223,000 to $17,268,000 at January 31, 1998 compared to working capital of $3,046,000 at January 31, 1997.

     The Company expects a continuation of the recent trend of increases in revenues through increased sales of women's footwear and handbags under the CANDIES(R) and BONGO(R) trademarks, and revenues from children's footwear products under the CANDIES(R) and BONGO(R) trademarks.

     Other than short-term borrowings for working capital requirements, the Company is virtually debt-free.

     The Company sells substantially all of its accounts receivable to a factor without recourse. In circumstances where a customer's account cannot be factored without recourse, the Company may take other measures to reduce its credit exposure which could include credit insurance, requiring the customer to pay in advance or providing a letter of credit covering the sales price of the merchandise ordered.

     The Company currently has an accounts receivable factoring agreement whereby it sells receivables generally without recourse. The agreement which under its original terms was to expire on November 30, 1998 (as amended), provides the Company with the ability to borrow funds from the factor, limited to 85% of eligible accounts receivable and 50% of eligible finished goods inventory (to a maximum of $15,000,000 in inventory) in which the factor has a security interest. The agreement provides for the opening of documentary letters of credit (up to a maximum of $2.5 million) to suppliers, on behalf of the Company. The factor reserves an amount equal to 43% of the full amount of each letter of credit to be opened against the Company's available borrowings. The total credit facility is limited to the lesser of (i) available borrowings as determined pursuant to the factor agreement or (ii) $20,000,000. Borrowings bear interest at the rate of three quarters of one percent (3/4%) over the existing prime rate (8-1/2% at January 31, 1998) established by the CoreStates Bank N.A. Factoring commissions on accounts receivable assigned to the factor are at a rate of .60%. The Company's assets are pledged as collateral. The unused portion of the credit lines at April 16, 1998 was approximately $11,500,000.

     The Company is currently negotiating a new revolving credit and factoring arrangement with prospective lenders. The Company anticipates that the replacement credit facility will be in place shortly with terms and conditions that will be more favorable than its current financial arrangement with its factor. Accordingly, the Company has notified its factor of its intention to terminate its factoring agreement and is currently operating on a month to month basis. The Company has reserved its right to terminate the agreement at will, if necessary, without any penalties or fee upon termination.

     Subsequent to year-end through February 23, 1998, substantially all of the Company's outstanding Class C warrants ("Warrants") were exercised and the Company received aggregate proceeds of $7,157,000 from the exercise of such Warrants. The proceeds were used to repay short- term borrowings. Each Warrant entitled the holder thereof to purchase one share of Common Stock at an exercise price of $5.00 on that date, at which time the right to exercise such Warrant terminated. In addition, subsequent to January 31, 1998, the Company received proceeds of $1,042,000, in connection with the issuance of common stock relating to the exercise of outstanding stock options and certain underwriters' warrants.

     The Company believes that it will be able to satisfy its ongoing cash requirements for the foreseeable future, including requirements for its expansion, primarily with cash flow from operations, supplemented by borrowings under its existing replacement credit facility.

     The Company intends to retain its earnings to finance the development, expansion and growth of its existing business. Accordingly, the Company does not anticipate paying cash dividends on its Common Stock in the foreseeable future. The payment of any future dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, the financial condition of the Company and general business conditions.

Seasonality

     The Company's products are marketed primarily for Fall and Spring seasons, with slightly higher volumes of products sold during the second and fourth quarters.

Effects of Inflation

     The Company does not believe that the relatively moderate rates of inflation experienced over the past few years in the United States, where it primarily competes, have had a significant effect on revenues or profitability.

Year 2000 Issues.

     The Company has assessed the issues associated with its existing computer system with respect to a two digit year value as the year 2000 approaches and is in the process of implementing a new computer system which it believes addresses such issues. The Company also believes that implementation of this system is not a material event or uncertainty that would cause expected financial information not to be indicative of future operating results or financial condition.

Net Operating Loss Carryforwards

     At January 31, 1998, the Company had net operating losses of approximately $5,500,000 for income tax purposes, which expire in the years 2008 through 2010. Due to the issuance of Common Stock on February 23, 1993, an "ownership change," as defined in Section 382 of the Internal Revenue Code, occurred. Section 382 restricts the use of the Company's net operating loss carryforwards incurred prior to the ownership change to $275,000 per year. Approximately $4,600,000 of the operating loss carryforwards are subject to this restriction and accordingly, no accounting recognition has been given to approximately $1.8 million of such losses since present restrictions preclude their utilization.

     After the date of the pre-quasi reorganization the tax benefits of net operating loss carryforwards incurred prior to the reorganization, has been treated for financial statement purposes as direct additions to additional paid-in capital. For Fiscal 1998 and Fiscal 1997, the Company utilized $149,000 and $158,000, respectively, of pre-quasi reorganization net operating loss carryforwards. The related tax benefits of $56,000 and $60,000, at January 31, 1998 and 1997 respectively, have been recognized as increases to additional paid-in capital. Additionally, as of January 31, 1998 and 1997, the Company reduced its valuation allowance for deferred tax assets by $2,392,000 and $1,083,000, respectively, increasing paid-in capital by $1,045,000 and $200,000 and benefiting the income tax provision by $1,347,000 and $1,100,000, respectively. The Company believes it is more likely than not that the operations will generate future taxable income to realize such tax assets.

Recently Issued Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130 and No. 131 "Reporting Comprehensive Income" and "Disclosures about Segments of an Enterprise and Related Information," respectively, both of which are required to be adopted for fiscal years beginning after December 15, 1997. SFAS No. 130 will require the Company to report in its financial statements all non-owner related changes in equity for the periods being reported. SFAS No. 131 will require the Company to disclose revenues, earnings and other financial information pertaining to the business segments by which the Company is managed, as well as what factors management used to determine these segments. The Company is currently evaluating the effects SFAS No. 130 and No. 131 will have on its financial statements and related disclosures.

     In 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share". SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of option, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods presented have been restated in accordance with the SFAS No. 128 requirements.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

     Not Applicable.

Item 8. Financial Statements and Supplementary Data

     The financial statements required to be submitted in response to this Item 8 are set forth in Part IV, Item 14 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

                DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     Set forth below is a list of the directors, executive officers and key employees of the Company and their respective ages and positions are as follows:

         Name              Age                Position
         ----              ---                --------

Neil Cole                  40      Chairman of the Board, President and Chief Executive
                                   Officer

Lawrence O'Shaughnessy     48      Executive Vice President, Chief Operating Officer and
                                   Director

David Golden               44      Senior Vice President, Chief Financial Officer

Gary Klein                 43      Vice President of Finance

Barry Emanuel              56      Director

Mark Tucker                50      Director

     Neil Cole has been Chairman of the Board, President and Chief Executive Officer of the Company since February 23, 1993. From February through April 1992, Mr. Cole served as director and as acting President of the Company. Mr. Cole has also served as Chairman of the Board, President, Treasurer and a director of NRC since its inception in April 1985.

     Lawrence O'Shaughnessy has been a director and Chief Operating Officer of the Company since March 1993 and Executive Vice President of the Company since April 1995. He also served as a director of the Company from April to June 1992. Mr. O'Shaughnessy has served as President of O'Shaughnessy & Company, a management consulting firm, since March 1991.

     David Golden has been the Senior Vice President and Chief Financial Officer of the Company since March 1, 1998. From April 1994 to February 1998, Mr. Golden was a principal at DMG Consulting Services, a management consulting firm. From September 1991 to March 1994, Mr. Golden was Executive Vice President and Chief Financial and Administrative Officer of Hugo Boss USA, Inc.

     Gary Klein has served as Vice President of Finance of the Company since October 1994 and has also served in that position from February to December 1993. He also has served as Principal Accounting Officer from December 1993 to October 1994. Mr. Klein has also served as Chief Financial Officer of NRC since May 1990.

     Barry Emanuel has been a director of the Company since May 1993. For more than the past five years, Mr. Emanuel has served as President of Copen Associates, Inc., a textile manufacturer located in New York, New York.

     Mark Tucker has been a director of the Company since May 1996. From August 1993 to the present, Mr. Tucker has been a principal of Mark Tucker, Inc., a family owned business engaged in the design and import of shoes. Mr. Tucker has also been a principal of Redwood, a manufacturer and distributor of footwear since June 1993. From December 1992 to August 1993, he was an independent consultant to the shoe industry. From July 1992 to December 1992, Mr. Tucker was employed as Director of Far East Shoe Wholesale Operations for United States Shoe Far East Limited, a subsidiary of U.S. Shoe Corp. For more than five years prior to July 1992, Mr. Tucker was a principal of Mocambo Ltd., a family owned shoe design and import company.

     Directors are elected by the Company's stockholders. Officers are elected by the Company's Board of Directors and serve at the discretion of the Company's Board of Directors.

     In April 1996, the Company entered into an agreement (the "Redwood Agreement") with Redwood under which, in consideration for the satisfaction in full of certain accounts payable to Redwood aggregating $1,680,000, the Company
(i) issued to Redwood 1,050,000 shares of the Company's Common Stock and an option to purchase 75,000 shares of the Company's Common Stock; (ii) paid $50,000 to Redwood; and (iii) agreed, for the three year period ending April 3, 1999, to cause Mark Tucker (or if he is not available, another partner of Redwood designated by it) to be elected as director of the Company; and (iv) agreed to register the shares and the option shares for sale under the Securities Act. Pursuant to the Redwood Agreement, in May 1996, Mr. Tucker was elected as a director of the Company and in October 1996, a registration statement covering the shares and the option shares was declared effective under the Act. The Company has also agreed, if so requested by Redwood to use reasonable efforts to cause the election of Mr. Mark Tucker as a director and continue Mr. Tucker as such until April 3, 1999. If Mr. Tucker is not available to serve, Redwood has the right to designate one of its other partners as a nominee for election as a director. Each of Messrs. Cole and O'Shaughnessy and NRC have agreed to vote their shares of the Company's Common Stock to elect and continue Redwood's nominee in office for such three year period.

Compliance with Section 16(a) of Securities Exchange Act of 1934

     Section 16(a) of Securities Exchange Act of 1934 requires the Company officers and directors, and persons who beneficially own more than 10 percent of a registered class of the Company equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than 10 percent owners are required by certain SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on the Company's review of the copies of such forms received by it, the Company believes that during Fiscal 1998, filing requirements applicable to its officers, directors and 10% stockholders of the Common Stock were complied with, except Mr. Cole and Mr. O'Shaughnessy failed to timely file Form 4 reports with respect to the cancellation of options to purchase 400,000 and 41,700 shares of the Common Stock in January 1998 and September 1997, respectively, and the simultaneous grant of options to purchase 400,000 and 100,000 shares of the Common Stock in January 1998 and September 1997, respectively.

Item 11. Executive Compensation

Executive Compensation

     The following table sets forth all compensation paid or accrued by the Company for the Fiscal 1998, 1997 and 1996, to or for the Chief Executive Officer and for the other persons that served as executive officers of the Company during Fiscal 1998 whose salaries exceeded $100,000 (collectively, the "Named Executives"):

                                        Summary Compensation Table

                                                                                         Long-Term
                                                    Annual                              Compensation
                                                  Compensation                             Awards
                                --------------------------------------------------------------------
                                                                                         Securities
  Name and Principal            Fiscal                                Other Annual       Underlying
       Position                  Year       Salary      Bonus(1)     Compensation(2)       Options
  ------------------             ----       ------      --------     ---------------       -------

Neil Cole,                       1998     $395,833      $308,909         $5,000            400,000
Chairman, President and          1997      346,000         6,800          2,500             10,000
Chief Executive Officer          1996      300,000        66,500                           410,000


Lawrence O'Shaughnessy,          1998      291,667        92,672          5,000            100,000
Executive Vice President         1997      246,000         2,000          2,500             10,000
and Chief Operating              1996      221,500        19,966                           210,000
Officer

Gary Klein,                      1998      110,000          -0-                               -0-
Vice President of Finance        1997      102,000          -0-                             60,000
                                 1996      100,000          -0-                             18,000

----------
(1)  Represents bonuses accrued under employment agreements.

(2)  Represents amounts earned as director's fees.

     The following table provides information with respect to individual stock options granted during Fiscal 1998 to each of the Named Executives:

                        Option Grants in Fiscal 1998 Year

                                                      Individual Grants
                                     ----------------------------------------------
                      Shares           % of Total                                       Potential Realizable Value
                    Underlying       Options Granted       Exercise                       of Assumed Annual Rates
                      Options        To Employees in        Price        Expiration     At Stock Price Appreciation
   Name             Granted(#)*        Fiscal Year       (per share)        Date              or Option Term
   ----             -----------        -----------       -----------     ----------     ---------------------------

Neil Cole             400,000             39.9%             $ 5.00         1/15/03      $552,563         $1,221,020

Lawrence              100,000             10.0                5.50          9/4/02       151,955            335,781
O'Shaughnessy

Gary Klein              --                 --                 --             --            --                --

----------

* Stock options granted under the Company's 1997 plan; each option became exercisable on its date of grant and expires five years from that date. The exercisability of certain options granted to Messrs.

     Cole and O'Shaughnessy is restricted upon the occurrence of certain events related to termination of employment or death of the optionee. In addition, certain options granted to Mr. Cole are subject to termination prior to their expiration upon termination of employment for cause.

     The following table sets forth information as of January 31, 1998 with respect to exercised and unexercised stock options held by the Named Executives. No options were exercised by any of the Named Executives during Fiscal 1998.

                    Aggregated Fiscal Year-End Option Values

                             Number of Securities                   Value of Unexercised
                            Underlying Unexercised                  In-the-Money Options
                          Options at January 31, 1998               at January 31, 1998*
                          ---------------------------               --------------------

Name                    Exercisable       Unexercisable        Exercisable       Unexercisable
----                    -----------       -------------        -----------       -------------
Neil Cole                 1,430,000                 -0-          3,454,750               $ -0-

Lawrence                    363,300                 -0-            973,769                 -0-
O'Shaughnessy

Gary Klein                  113,000                 -0-            335,213                 -0-

----------

* An option is "in-the-money" if the year-end market value of the Company's Common Stock exceeds the exercise price of such option. As of January 31, 1998, the closing price per share of the Company's Common Stock as reported by NASDAQ was $4.9375.

Employment Contracts and Termination and Change-in-Control Arrangements

     The Company has entered into an employment agreement with Neil Cole for a term expiring on February 28, 2000 at an annual base salary of $400,000 for the 12 months ended February 28, 1998, $450,000 for the 12 months ending February 28, 1999 and $500,000 for the 12 months ending February 28, 2000, subject to annual increases at the discretion of the Company's Board of Directors. Pursuant to the amended employment agreement, Mr. Cole serves as President and Chief Executive Officer of the Company devoting a majority of his business time to the Company and the remainder of his business time to other business activities, including those of NRC which is expected to be merged with and into the Company. Under the agreement, Mr. Cole (i) is entitled to receive a portion of an annual bonus pool equal to 5% of the Company's annual pre-tax profits, if any, as determined by the Company's Board of Directors; and (ii) is entitled to customary benefits, including participation in management incentive and benefit plans, reimbursement for automobile expenses, reasonable travel and entertainment expenses and a life insurance policy in the amount of $1,000,000. Mr. Cole is also entitled to receive any additional bonuses as the Board of Directors may determine. If Mr. Cole terminates his employment with the Company for "good reason" (as defined in the amended agreement) or the Company terminates Mr. Cole's employment without "cause" (as defined in the amended agreement), including by reason of a "change-in-control" of the Company (as defined in the employment agreement), the Company is obligated to pay Mr. Cole his full salary (at the annual base salary rate then in effect) through the date of termination plus full base salary for one year or the balance of the term of the agreement, whichever is greater.

     The Company has entered into an amended employment agreement with Mr. O'Shaughnessy for a term expiring on March 31, 2000 at an annual base salary of $300,000 for the 12 months ended March 31, 1998 and $350,000 thereafter, subject to annual increases at the discretion of the Company's Board of Directors. Pursuant to the agreement, Mr. O'Shaughnessy serves as Executive Vice-President of the Company, devoting a majority of his business time to the Company and the remainder of his business time to other business activities. Under the amended agreement, Mr. O'Shaughnessy (i) is entitled to receive an annual bonus equal to 1.5% of the Company's annual pre-tax profits, if any; and (ii) is entitled to customary benefits, including participation in management incentive and benefit plans, reimbursement for automobile expenses, reasonable travel and entertainment expenses and a life insurance policy in an amount equal to his annual base salary.

     The Company has entered into an employment agreement, effective March 1, 1998 with David Golden which provides for his employment as Senior Vice President-Chief Financial Officer at an annual salary of $225,000 for the twelve months ending March 1, 1999 and $250,000 for the twelve months ending March 1, 2000. Under the agreement, Mr. Golden is entitled to receive an annual bonus equal to 0.5% of the Company's annual pre-tax profits, if any, and is entitled to customary benefits including participation in management incentive and benefit plans, and reimbursement for automobile expenses, and reasonable travel and entertainment expenses. In addition, Mr. Golden was granted options to purchase an aggregate of 125,000 shares of the Company's Common Stock at $5.00, which options vested with respect to one-fifth of the aggregate number on the date of grant and thereafter will vest with respect to an additional two fifths of the aggregate number on the first anniversary of the date of grant and an additional one fifth of the aggregate number upon each anniversary of the date of grant until March 1, 2001. If Mr. Golden terminates his employment with the Company for "good reason" (as defined in the agreement) or the Company terminates Mr. Golden's employment without "cause" (as defined in the agreement) the Company is obligated to pay Mr. Golden (i) his full salary (at the annual base salary rate then in effect) through the date of termination and the share of his bonus for such year pro rated for that year through the date of termination; (ii) any accrued vacation amounts through the date of termination and (iii) a severance payment (based upon the annual base salary rate then in effect) for the unexpired portion of the two year term, but in no event less than six months, and all unvested options shall be accelerated and shall vest upon the date of termination. In the event that Mr. Golden terminates his employment with the Company by reason of a change of control of the Company, Mr. Golden shall be entitled to receive the payments specified in items (i) and (ii) in the preceding sentence and an amount equal to twelve months of Mr. Golden's base salary (at the annual base salary rate in effect) and all unvested options shall be accelerated and shall vest upon the date of termination.

     The Company has entered into an employment agreement with Gary Klein which provides for his employment as the Vice-President of Finance of the Company at an annual salary of $110,000 for a two year period expiring November 15, 1998, subject to automatic renewal for successive two year periods, unless earlier terminated by reason of Mr. Klein's death or by the Company for "cause" (as defined in the employment agreement). In addition, the Company provides Mr. Klein with term life insurance in the amount of $110,000.

Compensation of Directors

     Each director received cash compensation of $5,000 for serving on the Company's Board of Directors during Fiscal 1998. Under the Company 1989 Stock Option Plan (the "1989 Plan"), non-employee directors (other than non-employee directors who are members of any Stock Option Committee that may be appointed by the Company's Board of Directors to administer the 1989 Plan) are eligible to be granted non-qualified stock options and limited stock appreciation rights. No stock appreciation rights have been granted under the 1989 Plan. Under the Company's 1997 Stock Option Plan (the "1997 Plan"), non-employee directors are eligible to be granted non-qualified stock options.

     The Company's Board of Directors or the Stock Option Committee of the 1989 Plan or the 1997 Plan, if one is appointed, had discretion to determine the number of shares subject to each nonqualified option (subject to the number of shares available for grant under the 1989 Plan or the 1997 Plan, as applicable), the exercise price thereof (provided such price is not less than the par value of the underlying shares of the Company's Common Stock), the term thereof (but not in excess of 10 years from the date of grant, subject to earlier termination in certain circumstances), and the manner in which the option becomes exercisable (amounts, intervals and other conditions). No non-qualified options were granted to non-employee directors under the 1989 Plan and 1997 Plan during Fiscal 1998.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information as of April 21, 1998, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of the Company's Common Stock by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock; (ii) each of the Named
Executives; (iii) each of the Company's directors; and (iv) all executive officers and directors as a group:

                                          Amount and Nature          Percentage
Name and Address of                         of Beneficial          of Beneficial
Beneficial Owner (1)                        Ownership (2)            Ownership
--------------------                       ---------------           ---------

Neil Cole                                    3,497,346(3)(4)(5)         21.3%

New Retail Concepts, Inc.                    2,027,696(5)               13.5
2975 Westchester Avenue
Purchase, New York  10577



Redwood Shoe Corp.                             825,000(6)                5.8
8F, 137 Hua Mei West Street
SEC.1, Taichung, Taiwan, R.O.C.

Mark Tucker                                    825,000(6)                5.8

Lawrence O'Shaughnessy                         427,200(7)                2.9

David Golden                                    25,000(8)                 *

Gary Klein                                     121,025(9)                 *

Barry Emanuel                                   30,000(10)                *

All executive officers and directors as      4,925,571(3)(4)(5)         29.1
a group (six persons)                          (6)(7)(8)(9)(10)

----------
*    Less than 1%.

(1) Unless otherwise indicated, each beneficial owner has an address at 2975 Westchester Avenue, Purchase, New York 10577.

(2) A person is deemed to have beneficial ownership of securities that can be acquired by such person within 60 days of April 21, 1998 upon exercise of warrants or options. Consequently, each beneficial owner's percentage ownership is determined by assuming that warrants or options held by such person (but not those held by any other person) and which are exercisable within 60 days from April 21, 1998 have been exercised. Unless otherwise noted, the Company believes that all persons referred to in the table have sole voting and investment power with respect to all shares of Common Stock reflected as beneficially owned by them.

(3) Includes 2,027,696 shares of Common Stock beneficially owned by NRC; Neil Cole, the President and Chief Executive Officer of NRC, owns, beneficially and of record, approximately 44% of NRC's common stock. In addition, as President of NRC, Mr. Cole has or will have the right to vote the 2,027,696 shares of Common Stock beneficially owned by NRC. Mr. Cole disclaims beneficial ownership of these shares.

(4) Includes 1,430,000 shares of Common Stock issuable upon exercise of immediately exercisable options owned by Neil Cole. Also includes 10,000 shares held by a charitable foundation, of which Mr. Cole and his wife are co-trustees. Mr. Cole disclaims beneficial ownership of the shares held by such charitable foundation.

(5)  Includes   800,000  shares  of  Common  Stock  issuable  upon  exercise  of immediately exercisable options and warrants issued to NRC.

(6) Represents 825,000 shares of Common Stock, which shares were issued pursuant to an agreement between the Company and Redwood pertaining to the settlement of certain indebtedness of the Company to Redwood. Mr. Tucker is an affiliate of Redwood.

(7)  Includes   363,300  shares  of  Common  Stock  issuable  upon  exercise  of immediately exercisable options.

(8) Represents 25,000 shares of Common Stock issuable upon exercise of immediately exercisable options.

(9)  Includes   113,000  shares  of  Common  Stock  issuable  upon  exercise  of immediately exercisable options.

(10) Includes   25,000  shares  of  Common  Stock   issuable  upon  exercise  of
     immediately exercisable options.

Item 13. Certain Relationships and Related Transactions

Certain Relationships and Related Transactions

     In March 1993, the Company entered into a Services Allocation Agreement with NRC pursuant to which the Company provides NRC with certain services for which NRC pays the Company an amount equal to the allocable portion of the Company's expenses, including employees' salaries, associated with such services. Pursuant to such agreement, NRC paid the Company $50,000 in Fiscal 1998.

     As more fully disclosed in Item 1 of this Annual Report on Form 10-K, the Company has executed a Merger Agreement on April 6, 1998 with NRC pursuant to which NRC would be merged with and into the Company, and the related party transaction mentioned above would be terminated. See Item 1 - "The Merger".

     For Fiscal 1998, Redwood, as buying agent for the Company, initiated the manufacture of approximately 60%, of the Company's total footwear purchases. At April 29, 1998, the Company had placed approximately $23,000,000 of open purchase commitments with Redwood.

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)  (1) and (2) Financial Statements and Financial Statement Schedule

     See the accompanying Financial Statements and Financial Statement Schedule filed herewith submitted as a separate section of this report - See F-1.

     (b)  Reports on Form 8-K

          None

     (c)  Exhibits

     See the accompanying Exhibit Index filed herewith in response to this portion of Item 14 and submitted as a separate section of this report.

     (d)  Financial Statement Schedule

     The response to this portion of Item 14 is submitted as a separate section of this report. See F- 1.

                                   Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     CANDIE'S, INC.


                                                     By: /s/ NEIL COLE
                                                     --------------------
                                                     Neil Cole
                                                     Chief Executive Officer

Dated: May 1, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


Signature and Name                Capacity in Which Signed                   Date
------------------                ------------------------                   ----

                                  Chairman of the Board, President and       May 1, 1998
/s/ NEIL COLE                     Chief Executive Officer
----------------------------
Neil Cole

                                  Executive Vice President and Chief         May 1, 1998
/s/ LAWRENCE O'SHAUGHNESSY        Operating Officer and a Director
----------------------------
Lawrence O'Shaughnessy

                                                                             May 1, 1998
/s/ BARRY EMANUEL                 Director
----------------------------
Barry Emanuel

                                                                             May 1, 1998
/s/ MARK TUCKER                   Director
----------------------------
Mark Tucker

                                  Senior Vice President and Chief            May 1, 1998
/s/ DAVID GOLDEN                  Financial Officer
----------------------------
David Golden

                                  Vice President of Finance                  May 1, 1998
/s/ GARY KLEIN                    [Principal Accounting Officer]
----------------------------
Gary Klein

                           Annual Report on Form 10-K

                      Item 8, 14(a)(1) and (2), (c) and (d)

          List of Financial Statements and Financial Statement Schedule

                           Year Ended January 31, 1998

                         Candie's, Inc. and Subsidiaries

                         Candie's, Inc. and Subsidiaries

                                    Form 10-K

   Index to Consolidated Financial Statements and Financial Statement Schedule


The following consolidated financial statements of Candie's Inc. and subsidiaries are included in Item 8:


Report of Independent Auditors............................................  F-3

Consolidated Balance Sheets - January 31, 1998 and 1997...................  F-4

Consolidated Statements of Income for the Years ended
    January 31, 1998, 1997 and 1996.......................................  F-5

Consolidated Statements of Stockholders' Equity
    for the Years ended January 31, 1998, 1997 and 1996...................  F-6

Consolidated Statements of Cash Flows for the Years ended
    January 31, 1998, 1997 and 1996.......................................  F-7

Notes to Consolidated Financial Statements................................  F-8


The following consolidated financial statement schedule of Candie's, Inc. and subsidiaries is included in Item 14(d):


Schedule II Valuation and qualifying accounts ............................  S-1


All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                         Report of Independent Auditors

The Stockholders of
Candie's, Inc.

We have audited the accompanying consolidated balance sheets of Candie's, Inc. and subsidiaries as of January 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended January 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Candie's, Inc. and subsidiaries at January 31, 1998 and 1997, and the consolidated results of their operations and cash flows for each of the three years in the period ended January 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                             /s/ ERNST & YOUNG LLP


White Plains, New York
April 16, 1998

                                        Candie's, Inc. and Subsidiaries

                                         Consolidated Balance Sheets

                                                                                    January 31,
                                                                            ---------------------------
                                                                                1998           1997
                                                                            ------------   ------------
Assets
Current assets:
        Cash ............................................................   $    367,068   $    389,517
        Accounts receivable, net of allowances of
          $27,000 in 1998 and $34,000 in 1997 ...........................      2,804,503      1,328,814
        Inventories .....................................................     16,179,175      5,251,091
        Due from factor .................................................        831,332           --
        Deferred income taxes ...........................................        801,400      1,300,000
        Prepaid advertising and marketing ...............................      1,820,659        459,120
        Other current assets ............................................        603,523        310,661
                                                                            ------------   ------------

Total current assets ....................................................     23,407,660      9,039,203
                                                                            ------------   ------------
Property and equipment, at cost:
        Furniture, fixtures and equipment ...............................      1,809,971      1,104,558
    Less: Accumulated depreciation and amortization .....................        958,716        727,413
                                                                            ------------   ------------
                                                                                 851,255        377,145
                                                                            ------------   ------------
Other assets:
        Deferred income taxes ...........................................      1,442,500           --
        Intangibles .....................................................      4,860,469      5,189,481
        Other ...........................................................        319,056        103,516
                                                                            ------------   ------------
Total other assets ......................................................      6,622,025      5,292,997
                                                                            ------------   ------------

Total assets ............................................................   $ 30,880,940   $ 14,709,345
                                                                            ============   ============

Liabilities and stockholders' equity
Current liabilities:
    Accounts payable and accrued expenses ...............................   $  5,950,868   $  3,788,524
    Accounts payable-related party ......................................        188,338      1,624,395
    Due to factor .......................................................           --          580,515
                                                                            ------------   ------------
Total current liabilities ...............................................      6,139,206      5,993,434

Long-term liabilities ...................................................         61,216        108,000


Commitments and Contingencies

Stockholders' equity:
    Preferred stock, $.01 par value
          --shares authorized 5,000,000;
              none issued or outstanding
    Common stock, $.001 par value
          --shares authorized 30,000,000;
              shares issued and outstanding:
             12,425,014 in 1998 and
             9,633,786 in  1997 .........................................         12,425          9,634
    Additional paid-in capital ..........................................     23,452,545     11,918,655
Retained earnings (deficit)* ............................................      1,215,548     (3,320,378)
                                                                            ------------   ------------
Total stockholders' equity ..............................................     24,680,518      8,607,911
                                                                            ------------   ------------


Total liabilities and stockholders' equity ..............................   $ 30,880,940   $ 14,709,345
                                                                            ============   ============

*    Accumulated since February 28, 1993, deficit eliminated of $27,696,007

See accompanying notes to consolidated financial statements.

                                              Candie's, Inc. and Subsidiaries

                                             Consolidated Statements of Income



                                                                  Year ended January 31,
                                                        -------------------------------------------
                                                            1998           1997            1996
                                                        ------------   ------------    ------------

Net revenues ........................................   $ 92,976,416   $ 45,005,416    $ 37,914,127
Cost of goods sold ..................................     68,799,226     35,149,271      27,427,508
                                                        ------------   ------------    ------------
Gross profit ........................................     24,177,190      9,856,145      10,486,619

Selling, general and administrative expenses ........     17,216,712      8,890,173       8,429,143
                                                        ------------   ------------    ------------

Operating income ....................................      6,960,478        965,972       2,057,476

Other expenses:

        Interest expense - net ......................      1,129,552        755,657         727,210

        Other - net .................................         98,000         75,000         113,000
                                                        ------------   ------------    ------------
                                                           1,227,552        830,657         840,210
                                                        ------------   ------------    ------------

Income before income taxes ..........................      5,732,926        135,315       1,217,266

Provision (benefit) for income taxes ................      1,197,000     (1,010,000)        163,310
                                                        ------------   ------------    ------------

Net income ..........................................   $  4,535,926   $  1,145,315    $  1,053,956
                                                        ============   ============    ============

Earnings per share:

                Basic ...............................   $        .40   $        .13    $        .12
                                                        ============   ============    ============

                Diluted .............................   $        .33   $        .11    $        .11
                                                        ============   ============    ============

Weighted average number of common shares outstanding:

                Basic ...............................     11,375,374      9,142,598       8,725,888
                                                        ============   ============    ============

                Diluted .............................     13,788,136     10,151,500       9,426,634
                                                        ============   ============    ============


See accompanying notes to consolidated financial statements.

                                          Candie's, Inc. and Subsidiaries
                                 Consolidated Statements of Stockholders' Equity


                                                                                        Additional       Retained
                                                               Common Stock              Paid-In         Earnings
                                                          Shares          Amount         Capital         (Deficit)         Total
                                                       ------------    ------------    ------------    ------------    ------------
Balance at January 31, 1995 ........................      8,709,465    $      8,709    $  9,902,837    $ (5,519,649)   $  4,391,897
   Exercise of warrants ............................         36,273              37          37,464            --            37,501
   Tax benefit from pre-quasi reorganization
     carryforward losses ...........................           --              --           103,000            --           103,000
   Net income ......................................           --              --              --         1,053,956       1,053,956
                                                       ------------    ------------    ------------    ------------    ------------
Balance at January 31, 1996 ........................      8,745,738           8,746      10,043,301      (4,465,693)      5,586,354
   Purchase and retirement of treasury shares ......       (179,900)           (180)       (310,638)           --          (310,818)
   Conversion of trade payables to common
     stock, net of expenses ........................      1,050,000           1,050       1,562,950            --         1,564,000
   Exercise of warrants ............................        174,009             174         199,935            --           200,109
   Issuance of common stock to benefit plan ........         22,200              22          49,929            --            49,951
   Shares reserved in settlement of
     litigation and never issued ...................       (178,261)           (178)            178            --              --
   Tax benefit from pre-quasi reorganization
     carryforward losses ...........................           --              --           260,000            --           260,000
   Stock option compensation .......................           --              --           113,000            --           113,000
   Net income ......................................           --              --              --         1,145,315       1,145,315
                                                       ------------    ------------    ------------    ------------    ------------
Balance at January 31, 1997 ........................      9,633,786           9,634      11,918,655      (3,320,378)      8,607,911
   Exercise of stock options .......................        647,889             648       1,482,246            --         1,482,894
   Exercise of warrants ............................      2,152,561           2,152       8,028,005            --         8,030,157
   Retirement of escrow shares .....................        (20,000)            (20)             20            --              --
   Issuance of common stock to benefit plan ........         10,778              11          55,901            --            55,912
   Tax benefit from pre-quasi
     reorganization  carryforward losses ...........           --              --         1,101,500            --         1,101,500
   Stock option compensation .......................           --              --            36,000            --            36,000
   Tax benefit from exercise of stock options ......           --              --           830,218            --           830,218
   Net income ......................................           --              --              --         4,535,926       4,535,926
                                                       ------------    ------------    ------------    ------------    ------------
Balance at January 31, 1998 ........................     12,425,014    $     12,425    $ 23,452,545    $  1,215,548    $ 24,680,518
                                                       ============    ============    ============    ============    ============


See accompanying notes to consolidated financial statements.

                                              Candie's, Inc. and Subsidiaries
                                           Consolidated Statements of Cash Flows


                                                                                                  Year ended January 31,
                                                                                         1998              1997             1996
                                                                                     ------------     ------------     -------------
Cash flows (used in) provided by operating activities:
Net income ......................................................................    $  4,535,926     $  1,145,315     $  1,053,956
Items in net income not affecting cash:
      Depreciation and amortization .............................................         604,210          458,740          423,868
      Stock option compensation .................................................          36,000          113,000             --
      Deferred income taxes .....................................................         993,000       (1,100,000)            --
      Changes in operating assets and liabilities:
              Restricted cash ...................................................            --               --            100,000
              Accounts receivable ...............................................      (1,475,689)        (100,002)        (644,901)
              Inventories .......................................................     (10,928,084)      (1,251,145)        (730,788)
              Prepaid advertising and marketing .................................      (1,361,539)        (234,872)        (383,714)
              Other assets ......................................................        (552,297)            (496)          27,380
              Accounts payable and accrued expenses .............................         777,017        2,364,992       (1,323,196)
              Due to/from factor ................................................      (1,411,847)        (718,581)         137,061
              Long-term liabilities .............................................         (46,784)         (14,436)        (114,359)
              Accounts payable trade expected to be
                refinanced with common stock ....................................            --               --          1,680,000

                                                                                     ----------------------------------------------
Net cash (used in) provided by operating activities .............................      (8,830,087)         662,515          225,307
                                                                                     ----------------------------------------------

Cash flows used in investing activities:
       Purchases of property and equipment ......................................        (705,413)        (301,236)         (57,812)

                                                                                     ----------------------------------------------
Net cash used in investing activities ...........................................        (705,413)        (301,236)         (57,812)
                                                                                     ----------------------------------------------

Cash flows provided by (used in) financing activities:
       Purchase and retirement of treasury stock ................................            --           (310,818)            --
       Proceeds from exercise of stock options and warrants .....................       9,513,051          134,060           37,501

                                                                                     ----------------------------------------------
Net cash provided by (used in) financing activities .............................       9,513,051         (176,758)          37,501
                                                                                     ----------------------------------------------

Net (decrease) increase in cash and cash equivalents ............................         (22,449)         184,521          204,996

       Cash and cash equivalents, beginning of year .............................         389,517          204,996             --
                                                                                     ==============================================

       Cash and cash equivalents, end of year ...................................    $    367,068     $    389,517     $    204,996
                                                                                     ==============================================


Supplemental disclosure of cash flow information:
Cash paid during the year:
       Interest .................................................................    $  1,130,981     $    755,657     $    727,210
                                                                                     ==============================================
       Income taxes .............................................................    $     89,000     $     28,000     $     59,000
                                                                                     ==============================================

Supplemental disclosures of noncash investing and financing activities:
        Common stock issued to a related party ..................................            --       $  1,680,000             --
                                                                                     ==============================================
        Tax benefit from pre-quasi reorganization
            carryforward losses .................................................    $  1,101,500     $    260,000     $    103,000
                                                                                     ==============================================
        Issuance of common stock to benefit plan ................................    $     55,912     $     49,951             --
                                                                                     ==============================================
        Tax benefit from exercise of stock options ..............................    $    830,218             --               --
                                                                                     ==============================================


See accompanying notes to consolidated financial statements.

                         Candie's, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                January 31, 1998


The Company

Candie's, Inc. and its subsidiaries (the "Company") are engaged primarily in the design, marketing and importation of a variety of moderately-priced women's and girls' casual and fashion footwear and handbags under the CANDIE'S(R) and BONGO(R) trademarks for distribution to better department and specialty stores worldwide. The Company also markets and distributes, under the CANDIE'S(R) and BONGO(R) trademarks, children's footwear designed by it and also arranges for the manufacture of women's and men's footwear products, for mass importation by market and discount retailers, under one of the Company's trademarks or under a private label brand for retailers.



1.  Summary of Significant Accounting Policies


     Principles of consolidation

The consolidated financial statements include the accounts of Candie's, Inc. and its wholly owned subsidiaries, Bright Star Footwear, Inc. ("Bright Star"), Ponca, Ltd. ("Ponca"), Yulong Co., Ltd. ("Yulong"), Candie's Galleria , Inc. ("Candie's Galleria") and the Company's 60% owned subsidiary Intercontinental Trading Group, Inc. ("ITG"), (collectively, the "Company"). All significant intercompany transactions and items have been eliminated in consolidation.

     Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying footnotes. Actual results may differ from those estimates and assumptions.

     Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

     Accounts Receivable-Factored

The Company has a factoring agreement with a financial institution whereby it may assign certain receivables generally without recourse as to credit risk.

     Inventories

Inventories, which consist entirely of finished goods, are stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out ("FIFO") method.

     Property, Equipment and Depreciation

Property and equipment are stated at cost. Depreciation and amortization are determined by the straight line and accelerated methods over the estimated useful lives of the respective assets.

     Impairment of Long-Lived Assets

When circumstances mandate, the Company evaluates the recoverability of its long-lived assets by comparing estimated future undiscounted cash flows with the assets' carrying value to determine whether a write-down to market value,based on discounted cash flow, is necessary.

     Intangibles

The Candie's trademark is stated at cost in the amount of $5,276,722, net of accumulated amortization of $980,572 and $697,350 at January 31, 1998 and 1997, respectively, as determined by its fair value relative to other assets and liabilities at February 28, 1993, the date of the quasi reorganization. In connection with the quasi reorganization, the Company's assets, liabilities and capital accounts were adjusted to eliminate the stockholders' deficiency. The trademark is being amortized over twenty years.

Goodwill in the amount of $551,093, represents the excess amount paid over the fair value of assets acquired related to the acquisition of Bright Star and is being amortized over fifteen years. Accumulated amortization at January 31, 1998 and 1997 was approximately $282,000 and $245,000, respectively.

In connection with the acquisition of Bright Star in 1991, the Company entered into noncompete agreements with Bright Star's former Chairman and President whereby the Company paid $1,225,000 and issued $2,275,000 of notes to such individuals. At February 23, 1993, in connection with the quasi reorganization, the Company wrote down this asset by $1,718,000. The agreements are being amortized over 15 years. Accumulated amortization related to these agreements was $1,488,000 and $1,448,000 at January 31, 1998 and 1997, respectively.

Amortization expense amounted to $372,907, $363,581 and $359,328 in 1998, 1997 and 1996, respectively.

     Revenue Recognition

Revenue is recognized upon shipment with related risk and title passing to the customers. The Company's sales are principally derived from its U.S. operations. Export sales accounted for 23%, 30% and 22% of the Company's revenues for the years ended January 31, 1998, 1997 and 1996, respectively.

     Taxes on Income

The Company uses the liability method of accounting for income taxes under Statement of Financial Accounting Standards ("SFAS ") No. 109 "Accounting for Income Taxes".

     Stock-Based Compensation

The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, recognizes no compensation expense for the stock options granted since the exercise price of the option is the same as the market value of the Company's common stock. As prescribed under SFAS No. 123, "Accounting for Stock Based Compensation," the Company has disclosed in Note 4 the pro-forma effects on net income and earnings per share of recording compensation expense for the fair value of the options granted.

     Derivative Financial Instruments

In 1995, the Company adopted SFAS No. 119. "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments" which requires various disclosures about financial instruments and related transactions. The Company's utilization of derivative financial instruments is substantially limited to the use of forward exchange contracts to hedge foreign currency transactions. Unrealized gains and losses are deferred and included in the measurement of the related foreign currency transaction. Gains or losses on these contracts during Fiscal 1998, 1997 and 1996 were immaterial.


     Fair Value of Financial Instruments

The Company's financial instruments approximate fair value at January 31, 1998 and 1997.

     Foreign Currency

The Company enters into forward exchange contracts to hedge foreign currency transactions and not to engage in currency speculation. The Company's forward exchange contracts do not subject the Company to risk from exchange rate movements because gains and losses on such contracts offset losses and gains, respectively, on the assets, liabilities or transactions being hedged. The forward exchange contracts generally require the Company to exchange U.S. dollars for foreign currencies. If the counterparties to the exchange contracts do not fulfill their obligations to deliver the contracted currencies, the Company could be at risk for any currency related fluctuations. The Company limits exposure to foreign currency fluctuations in most of its purchase commitments through provisions that require vendor payments in U.S. dollars. As of January 31, 1998, there were no forward exchange contracts outstanding.

     Earnings Per Share

In 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share" which replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods presented have been restated in accordance with SFAS No. 128 requirements.

     Advertising Campaign Costs

The company records national advertising campaign costs as an expense upon the first showing of the related advertising and other advertising costs when incurred. Advertising expenses for the years ended January 31, 1998, 1997 and 1996 amounted to $3,461,357, $664,000, and $533,390 respectively.

     Recently Issued Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130 and No. 131 "Reporting Comprehensive Income" and "Disclosures about Segments of an Enterprise and Related Information," respectively, both of which are required to be adopted for fiscal years beginning after December 15, 1997. SFAS No. 130 will require the Company to report in its financial statements all non-owner related changes in equity for the periods being reported. SFAS No. 131 will require the Company to disclose revenues, earnings and other financial information pertaining to the business segments by which the Company is managed, as well as what factors management used to determine these segments. The Company is currently evaluating the effects SFAS No. 130 and No. 131 will have on its financial statements and related disclosures.

2.  Investment in Joint Venture

In September 1991, the Company entered into a joint venture agreement (the " Carousel Agreement") with Carousel Group, Inc. ("Carousel") to exploit certain technology relating to the production of footwear soles as well as other opportunities that may arise utilizing polyurethane technology. Carousel's rights under the Carousel Agreement were subsequently assigned to Urethane Technologies, Inc. ("Urethane"). The Company invested $1,000,000 as its capital contribution for a 50% interest to fund equipment acquisition and working capital requirements, while Carousel contributed its technical knowledge and capabilities relating to polyurethane products manufacturing processes. The investment had been accounted for under the equity method of accounting. The investment was fully reserved prior to Fiscal 1996 since the Company's recovery of its investment, if any, was indeterminable. The Company sold its share in the joint venture to Urethane during Fiscal 1997 and recorded a gain of $16,000.

3.  Factoring Agreement

On April 2, 1993, the Company entered into an accounts receivable factoring agreement to sell receivables generally without recourse. The agreement which under its original terms was to expire on November 30, 1998 (as amended; See
Note 12), provides the Company with the ability to borrow funds from the factor, limited to 85% of eligible accounts receivable and 50% of eligible finished goods inventory (to a maximum of $15 million in inventory) in which the factor has a security interest. The agreement provides for the opening of documentary letters of credit (up to a maximum of $2.5 million) to suppliers, on behalf of the Company. The factor reserves an amount equal to 43% of the full amount of each letter of credit to be opened against the Company's available borrowings. The total credit facility is limited to the lesser of (i) available borrowings as determined pursuant to the factor agreement or (ii) $20,000,000. Borrowings bear interest at the rate of three quarters of one percent (3/4%) over the existing prime rate (8 1/2% at January 31, 1998) established by the CoreStates Bank N.A. Factoring commissions on accounts receivable assigned to the factor are at a rate of .60%. The Company's assets are pledged as collateral. The unused portion of the credit lines at April 16, 1998 was approximately $11,500,000. See Note 12.

At  January  31,  1998  and  1997,   the  Company  had  $680,000  and  $648,000,
respectively, of outstanding letters of credit, and approximately $1,820,000 and $1,852,000, respectively, of available letters of credit.

Due from (to) factor is comprised as follows:

                                                             January 31,
                                                  -----------------------------
                                                      1998              1997
                                                  -----------------------------
Accounts receivable assigned ..............       $17,415,403       $ 8,179,473
Outstanding advances ......................        16,584,071         8,759,988
                                                  -----------------------------
Due from (to) factor ......................       $   831,332       $  (580,515)
                                                  =============================

Concentration of credit risk is limited due to the large number of customers to which the Company sells its products and the use of a factor to assign invoices for sales to its customers. See Note 12. The Company's five largest customers each accounted for between approximately 5.7% and 8.8% of the Company's net revenues in 1998 and between 7.1% and 8.6% in 1997.


4.   Stockholders' Equity

     Warrants

The following schedule represents warrants outstanding at January 31, 1998, 1997 and 1996:

                                                   Underwriter's    Class (A)    Class (B)     Class (C)         NRC       Other
                                                    Warrants(1)    Warrants(2)  Warrants(3)   Warrants(3)    Warrants(5) Warrants(6)
                                                     -------------------------------------------------------------------------------
Warrants outstanding at January 31, 1995  .......    1,023,821        54,397     1,475,000     1,475,000          --        75,000
Warrants issued .................................         --            --            --            --         700,000        --

Warrants exercised (1) ..........................      (32,609)         --            --            --            --          --
                                                     ------------------------------------------------------------------------------
Warrants outstanding at January 31, 1996  .......      991,212        54,397     1,475,000     1,475,000       700,000      75,000
Warrants exercised (1) ..........................     (174,009)         --            --            --            --
Adjustment of underwriter's warrants (4)  .......       40,329          --            --            --            --          --
                                                     ------------------------------------------------------------------------------
Warrants outstanding at January 31, 1997  .......      857,532        54,397     1,475,000     1,475,000       700,000      75,000
Warrants exercised (1) ..........................     (650,461)         --      (1,431,100)      (21,000)         --       (50,000)
Warrants expired or cancelled ...................         --         (54,397)      (43,900)         --            --       (25,000)
                                                     ------------------------------------------------------------------------------
Warrants outstanding at January 31, 1998 (7) ....      207,071          --            --       1,454,000       700,000        --
                                                     ==============================================================================

(1) Underwriter's warrants consist of 231,325 units at an exercise price of $3.19 per unit entitling the holder to one share of common stock, one Class B warrant and one Class C warrant. The shares reserved represent the number of shares issuable upon the exercise of the underwriter warrants and the attached Class B and C warrants. During the year ended January 31, 1998, 162,301 units (representing a total of 486,904 shares of common stock) were exercised aggregating $1,975,510. In connection with the October 1994 private placement, the Company issued additional warrants to purchase 370,175 shares at an exercise price of $1.15 per share, of which 163,557, 174,009 and 32,609 were exercised during the years ended January 31, 1998, 1997 and 1996 respectively.

(2) From July 1, through December 31, 1990, the Company made an IPO warrant exercise solicitation whereby holders of 54,397 of the Company's IPO warrants who exercised their IPO warrants received new warrants (the "Class A Warrants"). The Class A warrants expired during July 1997.

(3) In connection with a secondary offering, the Company issued 1,475,000 shares of common stock, 1,475,000 class B redeemable warrants and 1,475,000 class C redeemable warrants to each registered holder. Each Class B warrant entitled the holder thereof to purchase one share of common stock at a price of $4.00 and each Class C warrant entitles the holder thereof to purchase one share of common stock at a price of $5.00. These warrants expired on February 23, 1998. The Company redeemed 1,431,000 Class B warrants and upon their exercise realized $5,686,557 net of expenses during the fiscal year ended January 31, 1998.The remaining 43,900 warrants were not exercised and were canceled. During the year ended January 31, 1998, 21,000 Class C Warrants were exercised aggregating $105,000.

(4) Pursuant to the warrant agreement, as a result of the issuance of additional shares and their dilutive effect, the Company's underwriters are entitled to exercise additional units. The exercise prices of the existing underwriter warrants have been adjusted.

(5) On February 1, 1995, in consideration of loans extended to the Company, NRC was granted warrants to acquire up to 700,000 shares of Company common stock at an exercise price of $1.24 per share. The warrants expire five years from their date of grant.

(6) The number of shares of stock purchasable upon the exercise of the warrant is 75,000 of which 50,000 shares were vested and exercisable to date. The exercise price was $1.50. The vested warrants were exercised during the year ended January 31, 1998 and the unvested portion expired on November 28, 1997.

(7)  See Note 12.


     Stock Options


The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Effects of applying SFAS 123 for providing pro forma disclosures are not likely to be representative of the effects on reported net income for future years (e.g. the first year reflects expense for only one year's vesting, while the second year reflects expense for two years' vesting).

Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                                    January 31,
                                     ------------------------------------------
                                       1998             1997            1996
                                     ------------------------------------------

Expected Volatility...............   .759-.812       .770-.904       .525-.875
Expected Dividend Yield...........       0%               0%             0%
Expected Life (Term)..............    1-3 years       2-5 years       2-3 years
Risk-Free Interest Rate...........   5.25-6.61%     5.70%-6.25%      5.30%-6.85%

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

For purposes of pro forma disclosures, the estimated fair value of the option is amortized to expense over the option's vesting period. The Company's pro forma information follows:

                                                     January 31,
                                       --------------------------------------
                                          1998          1997          1996
                                       --------------------------------------
Pro forma net income ...............   $3,601,763    $  922,804    $  698,780

Pro forma earnings per share:
     Basic .........................   $      .32    $      .10    $      .08

     Diluted .......................   $      .29    $      .10    $      .08

The weighted-average fair value of options granted (at their grant date) during the years ended January 31, 1998, 1997 and 1996 was $2.20, $.64 and $.37,
respectively.

In 1989, the Company's Board of Directors adopted, and its stockholders approved, the Company's 1989 Stock Option Plan (the "1989 Plan"). The 1989 Plan, as amended in 1990, provides for the granting of incentive stock options ("ISO's") and limited stock appreciation rights ("Limited Rights"), covering up to 222,222 shares of common stock. The 1989 Plan terminates on August 1, 1999.

Under the 1989 Plan, ISO's are to be granted at not less than the market price of the Company's common stock on the date of the grant. Stock options not covered by the ISO provisions of the 1989 Plan ("Non-Qualifying Stock Options" or "NQSO's") may be granted at prices determined by the Board of Directors. Under the 1989 Plan 126,800, 149,300 and 179,300 of ISO's as of January 31, 1998, 1997 and 1996, respectively, were outstanding.

On September 4, 1997, the Company's shareholders approved the Company's 1997 Stock Option Plan (the "1997 Plan"). The 1997 Plan authorizes the granting of common stock options to purchase up to 3,500,000 shares of Company common stock. All employees, directors, independent agents, consultants and attorneys of the Company, including those of the Company's subsidiaries, are eligible to be granted NQSO's under the 1997 Plan. ISO's may be granted only to employees of the Company or any subsidiary of the Company. The 1997 Plan terminates in 2007. Under the 1997 Plan, as of January 31, 1998, ISO's covering 165,000 shares of common stock and NQSO's covering 462,000 shares of common stock, were outstanding.

Additionally, at January 31, 1998, 1997 and 1996, NQSO's covering 3,298,500, 4,066,311 and 2,866,311 shares of common stock, respectively, were outstanding, which are not part of either the 1989 or 1997 Plans.

The options granted under the 1989 and 1997 Plans expire between five and ten years from the date of grant or at the termination of either Plan, whichever comes first.

On January 15, 1998, the Company granted 400,000 NQSO's at an exercise price of $5.00 per share, to its Chief Executive Officer and simultaneously cancelled 400,000 NQSO's with an exercise price of $5.00 that were to expire February 23, 1998. On March 15, 1995, the Company granted 400,000 NQSO's at an exercise price of $1.16 per share, to its Chief Executive Officer, in connection with the renewal of an employment agreement.

On September 4, 1997, the Company granted its Executive Vice President, Chief Operating Officer 100,000 ISO's at an exercise price of $5.50 per share and simultaneously cancelled 41,700 NQSO's at an exercise price of $3.00 that were to expire April 15, 1998. On April 1, 1995, the Company granted 200,000 NQSO's at an exercise price of $1.16 per share, to its Executive Vice President, Chief Operating Officer, in connection with an employment agreement.

A summary of the Company's stock option activity, and related information for the years ended 1998, 1997 and 1996 follows:

                                                                Weighted-Average
                                                     Shares      Exercise Price
                                                   --------------------------
Outstanding January 31, 1995 .................     1,427,667         $3.34
Granted ......................................     1,710,000         $1.36
Canceled .....................................       (92,056)        $2.69
                                                   ---------
Outstanding January 31, 1996 .................     3,045,611         $2.25
Granted ......................................     1,250,000         $2.17
Canceled .....................................       (80,000)        $2.63
                                                   ---------
Outstanding January 31, 1997 .................     4,215,611         $2.23
Granted ......................................     1,002,500         $5.48
Canceled .....................................      (517,922)        $4.55
Exercised ....................................      (647,889)        $2.33
                                                   ---------
Outstanding January 31, 1998 .................     4,052,300         $2.72
                                                   ---------

At January 31, 1998, 1997 and 1996, exercisable stock options totaled 3,456,967, 3,702,611 and 2,782,611 and had weighted average exercise prices of $2.43, $2.25 and $2.30, respectively.

Options outstanding and exercisable at January 31, 1998 were as follows:

                            Options Outstanding                                        Options Exercisable
---------------------------------------------------------------------------------   ---------------------------
                                                   Weighted          Weighted                       Weighted
          Range of                  Number     Average Remaining      Average         Number         Average
       Exercise Prices            Outstanding  Contractual Life    Exercise Price   Exercisable  Exercise Price
---------------------------------------------------------------------------------   ---------------------------
$1.15-1.50.................       1,188,000           2.0              $1.28         1,188,000         $1.28
$1.51-2.50.................       1,535,000           3.3              $2.04         1,260,000         $2.04
$2.51-3.50.................         316,800           2.0              $2.63           316,800         $2.63
$3.51-5.00.................         605,500           4.7              $4.78           531,500         $4.82
$5.01-12.00................         407,000           4.5              $6.51           160,667         $5.66
---------------------------------------------------------------------------------   ------------------------
                                  4,052,300           3.2              $2.72         3,456,967         $2.43
=================================================================================  =========================


At January 31, 1998, common shares reserved for issuance on exercise of stock options and warrants consisted of:

Stock Options ...........................................              4,052,300
Underwriters' Warrants ..................................                207,071
Class C Warrants ........................................              1,454,000
NRC Warrants ............................................                700,000
                                                                        --------
                                                                       6,413,371
                                                                        ========

5.  Earnings Per Share


The following is a reconciliation of the numerator and denominators of the basic and diluted EPS computations and other related disclosures required by SFAS No. 128:

                                                                    January 31,
                                                     ---------------------------------------
                                                         1998          1997          1996
                                                     ---------------------------------------
Numerator:

Numerator for basic and diluted earnings per share   $ 4,535,926   $ 1,145,315   $ 1,053,956
                                                     =======================================

Denominator:

Denominator for basic earnings per share              11,375,374     9,142,598     8,725,888

Effect of dilutive securities                          2,412,762     1,008,902       700,746
                                                     ---------------------------------------

Denominator for diluted earnings per share            13,788,136    10,151,500     9,426,634
                                                     =======================================

Basic earnings per share                             $       .40   $       .13   $       .12
                                                     =======================================

Diluted earnings per share                           $       .33   $       .11   $       .11
                                                     =======================================

Outstanding options and warrants to purchase 231,400, 5,080,300, and 4,712,000 shares of common stock for 1998, 1997 and 1996, respectively, at exercise prices exceeding the average market price of the common stock were not included in the computation of diluted earnings per share as the effect would have been anti-dilutive.

The Company has granted 75,000 stock options to a related party, which vest based upon the achievement of certain targeted criteria. These shares have not been included in the computation of diluted earnings per share as the targeted criteria has not been met and the exercise price exceeded the market price and, therefore, the effect would have been antidilutive.

6. Commitments and Contingencies

The Company is party to certain litigation incurred in the normal course of business. While any litigation has an element of uncertainty, the Company believes that the final outcome of any of these matters will not have a material adverse effect on the Company's financial position or future liquidity.

Effective June 17, 1997, the Company is operating under an exclusive amended licensing agreement which enables the Company to sell footwear in North America and certain foreign territories bearing the BONGO trademark. At January 31, 1998, the Company was obligated to pay minimum royalties of $3,780,000 through January 2002.

7.  Related Party Transactions

The Company has a Service Allocation Agreement (the "Agreement") with New Retail Concepts, Inc. ("NRC"), a significant shareholder of the Company and whose principal shareholder is the Company's President. Pursuant to the Agreement the Company provides NRC with business services for which NRC is charged an allocation of the Company's expenses, including employees' salaries associated with such services. Pursuant to such Agreement, NRC paid the Company approximately $50,000 during each of the years ended January 31, 1998, 1997, and 1996, respectively. This Agreement terminates upon consummation of the Merger referred to in Note 12.

The Company also granted a total of 700,000 warrants to purchase shares of the Company's Stock (contractually valued at $6,500), at an exercise price of $1.24 per share, to NRC for loans made to the Company during fiscal 1996. As collateral for such loans, the Company granted to NRC a security interest in all of the assets of the Company and its subsidiaries, subject to a first lien on such assets in favor of the Company's factor, as defined. All loans made to the Company were fully satisfied during fiscal 1996.

On April 3, 1996, the Company entered into an agreement with Redwood (a principal buying agent of footwear products) to satisfy in full certain trade payables (the "Payables") amounting to $1,680,000. Under the terms of the Vendor Agreement, the Company has; (i) issued 1,050,000 shares of the Company's Common Stock; (ii) issued an option to purchase 75,000 shares of the Company's Common Stock at an exercise price of $1.75 which was immediately exercisable and has a five year life; and (iii) made a cash payment of $50,000. The Company purchased approximately $48 million, $24 million, and $12 million in 1998, 1997, and 1996, respectively, of footwear products through Redwood. At January 31, 1998, the Company had approximately $21 million of open purchase commitments with Redwood.

8.  Leases

Future net minimum lease payments under noncancelable operating lease agreements as of January 31, 1998 are as follows:

1999...................................            $  572,000
2000...................................               575,000
2001...................................               322,000
2002...................................               266,000
2003...................................               247,000
Thereafter.............................               452,000
                                                   ----------
Totals.................................            $2,434,000
                                                   ==========

Rent expense was approximately $337,000, $276,000 and $236,000 for the years ended January 31, 1998, 1997 and 1996, respectively.

9.  Benefit and Incentive Compensation Plans and Other

The Company sponsors a 401(k) Savings Plan (the "Savings Plan") which covers all eligible full-time employees. Participants may elect to make pretax contributions subject to applicable limits. At its discretion, the Company may contribute additional amounts to the Savings Plan. The Company made contributions of $80,000 and $62,000 to the Savings Plan for the years ended January 31, 1998 and 1997, respectively.

The Company has certain incentive compensation arrangements with each of its Chief Executive Officer and its Chief Operating Officer pursuant to their employment agreements. The incentive compensation aggregates 6.5% of pre-tax earnings, as defined.

Included in accounts payable and accrued expenses are trade payables of $3,097,815 in 1998 and $3,049,067 in 1997, accrued chargebacks of $1,282,000 in
1998 and  $350,000  in 1997,  and  $372,000 of accrued  bonuses and  $728,000 of accrued royalties in 1998.

10.  Income Taxes

At January 31, 1998, the Company has net operating losses of approximately $5,500,000 for income tax purposes, which expire in the years 2008 through 2010. Due to the issuance of common stock on February 23, 1993, an "ownership change," as defined in Section 382 of the Internal Revenue Code, occurred. Section 382 restricts the use of the Company's net operating loss carryforwards incurred prior to the ownership change to $275,000 per year. Approximately $4,600,000 of the operating loss carryforwards are subject to this restriction and, accordingly, no accounting recognition has been given to approximately $1.8 million of such losses since present restrictions preclude their utilization.

After the date of the pre quasi reorganization the tax benefits of net operating loss carryforwards incurred prior to the reorganization, have been treated for financial statement purposes as direct additions to additional paid-in capital. For the years ended January 31, 1998 and 1997, the Company utilized $149,000 and $158,000, respectively, of pre-quasi reorganization net operating loss carryforwards. The related tax benefits of $56,500 and $60,000, at January 31, 1998 and 1997 respectively, have been recognized as increases to additional paid-in capital. Additionally, as of January 31, 1998 and 1997, the Company reduced its valuation allowance for deferred tax assets by $2,392,000 and $1,083,000, respectively, increasing paid-in capital by $1,045,000 and $200,000 and benefiting the income tax provision by $1,347,000 and $1,100,000, respectively. The Company believes it is more than likely than not that the operations will generate sufficient taxable income to realize such assets.

The income tax provision (benefit) for Federal and state income taxes in the consolidated statements of income consists of the following:

                                                     January 31,
                                    --------------------------------------------
                                        1998            1997             1996
                                    --------------------------------------------
Current:
Federal .......................     $   103,000     $      --        $    33,000
State .........................         101,000          30,000           27,310
                                    --------------------------------------------
Total current .................         204,000          30,000           60,310
                                    --------------------------------------------

Deferred:
Federal .......................         738,000        (876,000)            --
State .........................         255,000        (164,000)         103,000
                                    --------------------------------------------
Total deferred ................         993,000      (1,040,000)         103,000
                                    --------------------------------------------

Total provision (benefit) .....     $ 1,197,000     $(1,010,000)     $   163,310
                                    ============================================

The following summary reconciles income tax provision at the Federal statutory rate with the actual provision (benefit):

                                                                       January 31,
                                                       -----------------------------------------
                                                           1998           1997           1996
                                                       -----------------------------------------

Income taxes at statutory rate .....................   $ 1,949,000    $    46,000    $   412,000
Non-deductible amortization ........................       122,000         97,000           --
Utilization of net operating losses ................          --          (60,000)      (300,000)
Change in valuation allowance of deferred tax assets    (1,347,000)    (1,100,000)          --
Alternative minimum taxes ..........................          --             --           33,000
State provision, net of federal income tax benefit .       235,000         20,000         18,310
Adjustment for estimate of prior year taxes ........       216,000
Other ..............................................        22,000        (13,000)          --
                                                       -----------------------------------------
Total income tax provision (benefit) ...............   $ 1,197,000    $(1,010,000)   $   163,310
                                                       =========================================

The significant components of net deferred tax assets of the Company consist of the following:

                                                                      January 31,
                                                       -----------------------------------------
                                                           1998           1997           1996
                                                       -----------------------------------------
Accrued bonus.......................................   $   169,200    $      --     $       --
Compensation expense................................        56,600         42,900           --
Alternative minimum taxes...........................       102,500           --             --
Inventory valuation.................................       411,900        118,000        226,000
Net operating loss carryforwards....................     1,409,000      3,437,000      3,100,000
Other-net...........................................        94,700         94,100        149,000
                                                       -----------------------------------------
Total net deferred tax assets.......................     2,243,900      3,692,000      3,475,000
Valuation allowance.................................          --      (2,392,000)    (3,475,000)
                                                       -----------------------------------------
Total deferred tax assets...........................   $ 2,243,900    $ 1,300,000   $       --
                                                       =========================================

11.  Quarterly Financial Data (Unaudited)

                                                1st Quarter     2nd Quarter     3rd Quarter     4th Quarter
                                                --------------------------------------------------------------
Fiscal 1998:

Net revenues                                     $16,861,264     $29,725,989     $23,780,001     $22,609,162
Gross profit                                       5,087,136       6,638,038       6,107,371       6,344,645
Operating income                                   1,671,374       2,373,451       1,618,747       1,296,965
Net income                                           823,338       2,194,940(b)      808,504         709,144(a)
Diluted earnings per share                               .06             .17             .06             .05

Weighted average number of common shares
    Outstanding - diluted                         12,730,331      13,150,181      14,453,665      14,690,992

     (a) Includes tax benefit of $447,000 resulting from a change in the valuation allowance for net deferred tax assets.

     (b) Includes tax benefit of $900,000 resulting from a change in the valuation allowance for net deferred tax assets.

The first three quarters of fiscal 1998 have been restated to comply with the requirements of SFAS 128.

12. Subsequent Events

Subsequent to year-end through February 23, 1998, substantially all of the Company's outstanding Class C warrants ("Warrants") were exercised and the Company received aggregate proceeds of $7,157,025 from the exercise of such warrants. The proceeds were used to repay short-term borrowings. Each Warrant entitled the holder thereof to purchase one share of Common Stock at an exercise price of $5.00 on that date, at which time the right to exercise such Warrant terminated. In addition, subsequent to January 31, 1998, the Company received proceeds of $1,041,867, in connection with the issuance of common stock relating to the exercise of outstanding stock options and certain underwriter's warrants.

The Company is currently negotiating a new revolving credit and factoring arrangement with prospective lenders. The Company anticipates that the replacement credit facility will be in place shortly with terms and conditions that will be more favorable than its current financial arrangement with its factor. Accordingly, the Company has notified its factor of its intention to terminate its factoring agreement and is currently operating on a month to month basis. The Company has reserved its right to terminate the agreement at will, if necessary, without any penalties or fee upon termination.

The Company and NRC have executed a Merger Agreement dated April 6, 1998, (the "Merger Agreement") which provides that NRC will be merged with and into the Company (the "Merger"), and the Company will be the surviving corporation. At the effective date of the Merger (the "Effective Date"), each issued and outstanding share of NRC common stock $.01 par value (the "NRC Common Stock"), and each issued and outstanding option to purchase shares of NRC Common Stock immediately prior to the Effective Date will be converted, respectively, into
0.405 shares of common stock and options of the Company (the "Common Stock").

The completion of the Merger is subject to a number of conditions, including among other things, the approval of the stockholders of both the Company and NRC and the registration of the Common Stock to be issued to the holders of NRC pursuant to the Merger under the Securities Act of 1933, as amended. No assurance can be given that the Company and NRC will be able to successfully obtain the requisite stockholder approval or that the Company will otherwise be able to consummate the Merger.

At April 6, 1998 there were 5,693,639 shares of NRC Common Stock issued and outstanding and options to purchase 1,635,000 shares of NRC Common Stock. NRC currently owns 1,227,696 shares of Common Stock and has options and warrants to purchase an additional 800,000 shares of Common Stock of the Company, all of which will be extinguished upon consummation of the Merger.

                 Schedule II - Valuation and Qualifying Accounts
                         Candie's, Inc. and Subsidiaries

                                                                                              (a)
                        Column A                             Column B        Column C       Column D      Column E
-----------------------------------------------------      --------------   ----------     ----------    ----------
                                                                             Additions
                                                                            ----------
                                                            Balance at      Charged to                   Balance at
                                                           Beginning of      Costs and                     End of
Description                                                   Period         Expenses      Deductions      Period
-----------------------------------------------------      ------------     ----------     ----------    ----------
Year ended January 31, 1998:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts                         $ 34,000        $182,636       $189,636      $ 27,000
                                                             ========        ========       ========      ========

Year ended January 31, 1997:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts                         $ 63,400        $ 68,355       $ 97,755      $ 34,000
                                                             ========        ========       ========      ========

Year ended January 31, 1996:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts                         $ 45,000        $ 78,498       $ 60,098      $ 63,400
                                                             ========        ========       ========      ========


(a)  Uncollectible receivables charged against the allowance provided.

                                Index to Exhibits
Exhibit
Numbers           Description
------            ---------

2.1      Agreement and Plan of Merger between the Company and New Retail
         Concepts, Inc.

3.1      Certificate of Incorporation, as amended through October 1994 (1)(3)

3.2      Amendment to Certificate of Incorporation filed November 1994 (2)

3.3      By-Laws (1)

10.1 Trademark Purchase Agreement between the Company and New Retail Concepts, Inc. (3)

10.2     1989 Stock Option Plan of the Company (1)

10.3     1997 Stock Option Plan of the Company (7)

10.4 Discount Factoring Agreement and Supplements between Congress Talcott Corporation and the Company (4)

10.5 General Security Agreement between Congress Talcott Corporation and Intercontinental Trading Group, Inc. (4)

10.6 Personal Guaranty and Waiver of Neil Cole in favor of Congress Talcott Corporation (4)

10.7     Employment Agreement between Neil Cole and the Company (4)

10.8     Amendment to Employment Agreement between Neil Cole and the Company (6)

10.9 Services Allocation Agreement between the Company and New Retail Concepts Inc. (4)

10.10    Indemnity Agreement of Barnet Feldstein (4)

10.11 Amended and Restated Affiliates Transaction Agreement between the Company and New Retail Concepts Inc. dated January 30, 1995 (2)

10.12 Security Agreement among New Retail Concepts, Inc., the Company, Bright Star Footwear, Inc. and Intercontinental Trading Group, Inc., dated February 1, 1995 (2)

10.13 Guarantee of Neil Cole in favor of New Retail Concepts, Inc. dated February 1, 1995 (2)

10.14    Lease with respect to the Company's executive offices (2)

10.15    Employment Agreement between Gary Klein and the Company (2)

10.16 Agreement dated May 16, 1994 between the Company and New Retail Concepts, Inc. (2)

10.17 Agreement dated as of April 3, 1996 between the Company and Redwood Shoe Corp. (5)

10.18 Amendment dated as of September 30, 1996 to agreement dated as of April 3, 1996 between the Company and Redwood Shoe Corp. (6)

10.19    Employment Agreement between Lawrence O' Shaughnessy and the Company.
         (5)

10.20 Amendment to Employment Agreement between Lawrence O'Shaughnessy and the Company. (6)

10.21    Bongo License Agreement

10.22 December 31, 1996 Amendments to the Discount Factoring Agreement between Congress Talcott Corporation and the Company. (6)

10.23 December 31, 1996 Amendment to the Guarantee of Neil Cole in Favor of Congress Talcott Corporation. (6)

10.24    Employment Agreement between David Golden and the Company.

21       Subsidiaries of the Company.

23       Consent of Independent Auditors

27       Financial Data Schedules.  (for SEC use only)

----------
(1) Filed with the Registrant's Registration Statement on Form S-18 (File 33-32277-NY) and incorporated by reference herein.

(2) Filed with the Registrant's Annual Report on Form 10-KSB for the year ended January 31, 1995, and incorporated by reference herein.

(3) Filed with the Registrant's Registration Statement on Form S-1 (File 33-53878) and incorporated by reference herein.

(4) Filed with the Company's Annual Report on Form 10-K for the year ended January 31, 1994, and incorporated by reference herein.

(5) Filed with the Company's Annual Report on Form 10-KSB for the year ended January 31, 1996, and incorporated by reference herein.

(6) Filed with the Company's Annual Report on Form 10-KSB for the year ended January 31, 1997, and incorporated by reference herein.

(7) Filed with the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 1997, and incorporated by reference herein.