Form 10-Q
period 1998-04-30
CANDIES INC
filed 1998-06-11
CIK 857737

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                        ________________________________


                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended  April 30, 1998

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From ________ to ________


Commission file number  0-10593


                                 CANDIE'S, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                                11-2481903
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


      2975 Westchester Avenue
             Purchase, NY                                            10577
(Address of principal executive offices)                          (Zip Code)


                                 (914) 694-8600
              (Registrant's telephone number, including area code)


                                 Not Applicable
              (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.001 Par Value -- 14,173,364 shares as of June 10, 1998

                                      INDEX

                                    FORM 10-Q

                         CANDIE'S, INC. and SUBSIDIARIES

                                                                                                            Page
                                                                                                            -----

Part I.    Financial Information

Item 1.    Financial Statements - (Unaudited)

      Condensed Consolidated Balance Sheets - April 30, 1998 and January 31, 1998..........................   3

      Condensed Consolidated Statements of Income - Three Months Ended April 30,1998
      and 1997 ............................................................................................   4

      Condensed Consolidated Statement of Stockholders' Equity - Three Months Ended
      April 30, 1998.......................................................................................   5

      Condensed Consolidated Statements of Cash Flows - Three Months Ended April 30,
      1998 and 1997........................................................................................   6

      Notes to Condensed Consolidated Financial Statements.................................................   7


Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations   ........   9


Part II.   Other Information

Item 1. Legal Proceedings..................................................................................  11
Item 2. Changes in Securities..............................................................................  11
Item 6. Exhibits and Reports on Form 8-K...................................................................  11


Signatures ................................................................................................  12

Index to Exhibits..........................................................................................  13

Part I. Financial Information


Candie's, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

                                                              April 30,     January 31,
                                                                1998           1998
                                                            -----------     -----------
                                                            (Unaudited)       (Note)
                                                         (000's omitted, except share data)
Assets

Current Assets
      Cash ...............................................    $    19        $   367
      Accounts receivable, net ...........................      4,998          2,805
      Inventories ........................................      7,595         16,179
      Due from factor ....................................     13,454            831
      Deferred income taxes ..............................        653            801
      Prepaid advertising and marketing ..................      2,945          1,821
      Other current assets ...............................        496            604
                                                              -------        -------
Total Current Assets .....................................     30,160         23,408



Property and equipment, at cost:
      Furniture, fixtures and equipment ..................      2,000          1,810
      Less: Accumulated depreciation and amortization ....      1,056            959
                                                              -------        -------
                                                                  944            851
Other assets:
      Deferred income taxes ..............................      1,443          1,443
      Intangibles ........................................      4,770          4,860
      Other ..............................................        722            319
                                                              -------        -------
                                                                6,935          6,622
                                                              -------        -------

Total Assets .............................................    $38,039        $30,881
                                                              =======        =======


Liabilities and Stockholders' Equity

Current Liabilities:
      Accounts payable and accrued expenses ..............    $ 3,763        $ 6,139
                                                              -------        -------
Total Current Liabilities ................................      3,763          6,139

Long-term liabilities ....................................         60             61

Stockholders' Equity
      Preferred stock, $.01 par value
                --authorized 5,000,000 shares;
                  none issued and outstanding
      Common stock, $.001 par value
                --authorized 30,000,000 shares;
                  issued and outstanding:
                  14,170,364 and 12,425,014 shares .......         14             12
Additional paid-in capital ...............................     31,930         23,453
Retained earnings* .......................................      2,272          1,216
                                                              -------        -------
                                                               34,216         24,681
                                                              -------        -------
Total Liabilities and Stockholders' Equity ...............    $38,039        $30,881
                                                              =======        =======


*    Accumulated since February 28, 1993, deficit eliminated of $27,696

Note: The balance sheet at January 31, 1998 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

Candie's, Inc. and Subsidiaries

Condensed Consolidated Statements of Income
(Unaudited)

                                                               Three Months Ended
                                                             ---------------------
                                                             April 30,   April 30,
                                                               1998        1997
                                                             ---------   ---------
                                                        (000's omitted, except per share data)

Net revenues .............................................    $25,693    $16,861
Cost of goods sold .......................................     18,295     11,774
                                                              -------    -------

Gross profit .............................................      7,398      5,087
Selling, general and administrative expenses .............      5,368      3,416
                                                              -------    -------

Operating income .........................................      2,030      1,671

Other expenses:
                Interest expense - net ...................        274        275
                Other - net ..............................       --           68
                                                              -------    -------
                                                                  274        343
                                                              -------    -------

Income before income taxes ...............................      1,756      1,328
Income taxes .............................................        700        505
                                                              -------    -------
Net income ...............................................    $ 1,056    $   823
                                                              =======    =======


Earnings per common share:
                    Basic ................................    $   .08    $   .08
                                                              =======    =======
                    Diluted ..............................    $   .07    $   .06
                                                              =======    =======

Weighted average number of common shares outstanding:
                    Basic ................................     13,656      9,975
                                                              =======    =======
                    Diluted ..............................     16,015     12,730
                                                              =======    =======



See notes to condensed consolidated financial statements.

Candie's, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)

Three Months Ended April 30, 1998
(000's omitted)

                                                                                               Additional
                                                                         Common Stock            Paid-In      Retained
                                                                      Shares        Amount       Capital      Earnings        Total
                                                                     --------      --------      -------      --------       -------

Balance at January 31, 1998 ..................................        12,425       $    12       $23,453       $ 1,216       $24,681

   Exercise of stock options and warrants ....................         1,729             2         8,197          --           8,199

    Issuance of common stock to retirement plan ..............            16          --              78          --              78

    Tax benefit from exercise of stock options ...............          --            --             202          --             202

   Net income ................................................          --            --            --           1,056         1,056
                                                                     -------       -------       -------       -------       -------

Balance at April 30, 1998 ....................................        14,170       $    14       $31,930       $ 2,272       $34,216
                                                                     =======       =======       =======       =======       =======



See notes to condensed consolidated financial statements.

Candie's, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                                                                           Three Months Ended
                                                                                                     ------------------------------
                                                                                                     April 30,        April 30,
                                                                                                       1998             1997
                                                                                                     ------------------------------
                                                                                                             (000's omitted)
OPERATING ACTIVITIES:
Net income .............................................................................             $  1,056              $    823
Items in net income not affecting cash:
      Depreciation and amortization ....................................................                  193                   129
      Changes in operating assets and liabilities:
           Accounts receivable .........................................................               (2,193)                  (83)
           Inventories .................................................................                8,584                  (622)
           Prepaid advertising and marketing ...........................................               (1,016)                 (390)
           Other assets ................................................................                  (59)                   (4)
           Accounts payable and accrued expenses .......................................               (2,376)                2,217
           Due to/from factor ..........................................................              (12,623)               (3,545)
           Long-term liabilities .......................................................                   (1)                   (3)
                                                                                                     ------------------------------
Net cash used in operating activities ..................................................               (8,435)               (1,478)
                                                                                                     ------------------------------


INVESTING ACTIVITIES:
      Purchases of property and equipment ..............................................                 (190)                   (3)
                                                                                                     ------------------------------

Net cash used in investing activities ..................................................                 (190)                   (3)
                                                                                                     ------------------------------


FINANCING ACTIVITIES:
      Proceeds from exercise of stock options and warrants .............................                8,277                 1,289
                                                                                                     ------------------------------

Net cash provided by financing activities ..............................................                8,277                 1,289
                                                                                                     ------------------------------


DECREASE IN CASH .......................................................................                 (348)                 (192)
Cash at beginning of period ............................................................                  367                   389
                                                                                                     ------------------------------

Cash at end of period ..................................................................             $     19              $    197
                                                                                                     ==============================



See notes to condensed consolidated financial statements.

Candie's, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Unaudited)

April 30, 1998


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 1998.

Operating results for the three month period ended April 30, 1998 are not necessarily indicative of the results that may be expected for a full fiscal year.

NOTE B -- PROPOSED MERGER

The Company began to license the use of the CANDIE'S(R) trademark from New Retail Concepts, Inc. ("NRC") in June 1991 and in March 1993 purchased ownership of the CANDIE'S(R) trademark from NRC together with certain pre-existing licenses of NRC. NRC is a publicly traded company engaged primarily in the licensing and sublicensing of fashion trademarks and a significant shareholder of the Company. NRC's principal shareholder is also the Company's President and Chief Executive Officer.

The Company and NRC have executed a Merger Agreement dated April 6, 1998, (the "Merger Agreement") which provides that NRC will be merged with and into the Company (the "Merger"), and the Company will be the surviving corporation. At the effective date of the Merger (the "Effective Date"), each issued and outstanding share of NRC common stock $.01 par value (the "NRC Common Stock"), and each issued and outstanding option to purchase shares of NRC Common Stock immediately prior to the Effective Date will be converted, respectively, into
0.405 shares of common stock, $.001 par value of the Company (the "Common Stock"), and options to purchase 0.405 shares of Common Stock respectively.

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

Candie's, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Unaudited) - Continued


NOTE C -- EARNINGS PER SHARE

In 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share" SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of option, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Earnings per share amounts and weighted average shares for April 1997 have been restated in accordance with the SFAS No. 128 requirements.

The following is a reconciliation of the numerator and denominators of the basic and diluted EPS computations and other related disclosures required by SFAS No. 128:

                                                                   April 30,
                                                             -------------------
                                                               1998        1997
                                                             -------------------
                                                               (000's omitted)
Numerator:
Numerator for basic and diluted earnings per share .....     $ 1,056     $   823
                                                             ===================

Denominator:
Denominator for basic earnings per share ...............      13,656       9,975
Effect of dilutive securities ..........................       2,359       2,755
                                                             -------------------
Denominator for diluted earnings per share .............      16,015      12,730
                                                             ===================
Basic earnings per share ...............................     $   .08     $   .08
                                                             ===================
Diluted earnings per share .............................     $   .07     $   .06
                                                             ===================

Outstanding options in 1998 and outstanding options of warrants in 1997 to purchase 80,000 and 277,000 shares of common stock, respectively, at exercise prices exceeding the average market price of the common stock were not included in the computation of diluted earnings per share as the effect would have been anti-dilutive.

NOTE D -- SUBSEQUENT EVENT -FINANCING AGREEMENTS

On May 27, 1998, the Company entered into a three year $35 million revolving credit facility (the "Facility"). Under certain conditions, including the addition of a second lender, the Facility may increase to a maximum of $50 million. Borrowings under the Facility currently bear interest at 1.75% below the prime rate (8 1/2% at May 27, 1998) and also the Company has the option to borrow at either LIBOR plus 1.25% or the banker's acceptance rate plus 1%. These rates are fixed and subject to an increase or decrease based on certain conditions beginning in November 1998. The Company will pay a commitment fee of 1/4% on the unused portion of the Facility.

Borrowings under the Facility are formula based and available up to the maximum amount of the Facility. The facility also contains certain financial covenants including, minimum tangible net worth, certain specified ratios and other limitations as defined. The Company has granted the lender a security interest in substantially all of its assets.

Simultaneously with the above, the Company entered into a new factoring agreement whereby the Company has the option to sell any or all of its accounts receivable to the lender, principally without recourse, subject to maximum credit limits established by the lender for individual accounts. Receivables not sold to the lender or in excess of such maximum credit limits are subject to recourse.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995. The statements which are not historical facts contained in this Quarterly Report on Form 10-Q are forward looking statements that involve a number of known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Such factors include, but are not limited to, uncertainty regarding continued market acceptance of current products and the ability to successfully develop and market new products particularly in light of rapidly changing fashion trends, the impact of supply and manufacturing constraints or difficulties particularly in light of the Company's dependence on foreign manufacturers, uncertainties relating to customer plans and commitments, competition, uncertainties relating to economic conditions in the markets in which the Company operates, the ability to hire and retain key personnel, the ability to obtain additional capital if required, the risks of uncertainty of trademark protection and other risks detailed below and in the Company's Securities and Exchange Commission filings.

Results of Operations

     Revenues. Net revenues increased by $8.8 million or 52% to $25.7 million in the three months ended April 30, 1998, from $16.9 million in the comparable period of the prior year, primarily due to increased brand awareness and consumer acceptance due to the Company's increased sales and marketing efforts coupled with increased sales in all product categories, the successful introduction of children's footwear products and increased selling prices.

     Gross Profit. Gross profit margins decreased to 28.8% in the three months ended April 30, 1998 from 30.2% in the comparable period of the prior year. The decrease was primarily attributable to changes in product mix.

     Operating Expenses. Selling, general and administrative expenses increased by $1.9 million or 57% to $5.4 million in the three months ended April 30, 1998 from $3.4 million in the comparable period of the prior year. The increase reflects the costs incurred in implementing the Company's strategic plan to strengthen its management team and infrastructure, which the Company believes has created the foundation for future growth, coupled with costs which are directly associated with the increase in net revenues. As a percentage of net revenues, selling, general and administrative expenses increased 0.6% to 20.9% for the three months ended April 30, 1998 from 20.3% for the comparable period of the prior year.

     Interest Expenses. Interest expense for the first quarter of fiscal 1999 was $274,000, compared to $275,000 for the first quarter of fiscal 1998. The decrease resulted from lower average borrowings and to a lesser extent lower interest rates under the Company's credit facility.

     Net Income. As a result of the foregoing, net income increased to $1,056,000 for the three months ended April 30, 1998, compared to net income of $823,000 for the corresponding period a year ago.

     Earnings Per Share. Earnings per share was $.07 on a diluted basis, which reflects an additional 3.3 million weighted average shares outstanding, compared to $.06 per diluted share in comparable quarter of the prior year which has been restated to comply with the requirements of SFAS No. 128 on earnings per share. The increase in the weighted average shares outstanding was primarily the result of the exercise of approximately 4.0 million warrants and options since the first quarter of fiscal 1998.

Liquidity and Capital Resources

Working capital increased approximately $9 million to $26 million at April 30, 1998 from $17 million at January 31, 1998. The current ratio increased to 8:1 compared to 3.8:1 at January 31, 1998. Inventory levels at April 30, 1998 decreased by $8.6 million to $7.6 million from $16 million at January 31, 1998.

The Company has relied in the past primarily upon revenues generated from operations, borrowings from its factor and sales of securities to finance its liquidity and capital needs. Net cash used in operating activities totaled $8.4 million for the first quarter of fiscal 1999, as compared to $1.5 million for the first quarter of fiscal 1998. Such utilization of cash was used to repay short-term borrowings under the factoring agreement.

Other than short-term borrowings, the Company is virtually debt-free.

Capital expenditures were $190,000 for the first quarter of fiscal 1999 compared to $3,000 for the first quarter of fiscal 1998.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources - Continued

During the quarter ended April 30, 1998 (up to and including February 23, 1998), substantially all of the Company's outstanding Class C warrants ("Warrants") were exercised and the Company received aggregate proceeds of $7.16 million from the exercise of such Warrants. The proceeds were used to repay short-term borrowings. Each Warrant entitled the holder thereof to purchase one share of Common Stock at an exercise price of $5.00. In addition, the Company received proceeds of $1.12 million in connection with the issuance of common stock relating to the exercise of outstanding stock options and certain underwriters' warrants.

On May 27, 1998, the Company entered into a three year $35 million revolving credit facility (the "Facility"). Under certain conditions, including the addition of a second lender, the Facility may increase to a maximum of $50 million. Borrowings under the Facility currently bear interest at 1.75% below the prime rate (8 1/2% at May 27, 1998) and also the Company has the option to borrow at either LIBOR plus 1.25% or the banker's acceptance rate plus 1%. These rates are fixed and subject to an increase or decrease based on certain conditions beginning in November 1998. The Company will pay a commitment fee of 1/4% on the unused portion of the Facility.

Borrowings under the Facility are formula based and available up to the maximum amount of the Facility. The facility also contains certain financial covenants including, minimum tangible net worth, certain specified ratios and other limitations as defined. The Company has granted the lender a security interest in substantially all of its assets.

The  Company  believes  that  it  will  be able  to  satisfy  its  ongoing  cash requirements for the foreseeable future, including requirements for its expansion, primarily with cash flow from operations, supplemented by borrowings under the Facility.

Year 2000 Issues

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

PART II.  Other Information

Item 1.   Legal Proceedings

          The Company is party to certain litigation incurred in the normal course of business. While any litigation has an element of uncertainty, the Company believes that the final outcome of any of these matters will not have a material adverse effect on the Company's financial position or future liquidity.


Item 2.   Changes in Securities

          During the quarter ended April 30, 1998, the Company issued 15,874 shares of its common stock as a matching contribution in connection with the Company's 401(k) savings plan. In addition, the Company issued five-year options to certain employees to purchase an aggregate of 165,000 shares of its common stock at an average exercise price of $5.28. The foregoing shares and options were acquired by the holders for investment in private transactions exempt from registration by Sections 2(3) or 4(2) of the Securities Act of 1933.


Item 6.   Exhibits and Reports on Form 8-K

     A.   Exhibit 10.1 - Revolving Credit and Security Agreement

     B.   Exhibit 10.2 - Factoring Agreement

     C.   Exhibit 27 - Financial Data Schedule

     D.   Reports on Form 8-K

          None

Signatures

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                          CANDIE'S, INC.
                                                  ----------------------------
                                                           (Registrant)


Date       June 11, 1998                          /s/ Neil Cole
           ---------------------------            ----------------------------

                                                  Neil Cole
                                                  Chief Executive Officer on
                                                  Behalf of the Registrant.

Date       June 11, 1998                          /s/ David Golden
           ---------------------------            ----------------------------

                                                  David Golden
                                                  Senior Vice President and
                                                  Chief Financial Officer

Date       June 11, 1998                          /s/ Gary Klein
           ---------------------------            ----------------------------

                                                  Gary Klein
                                                  Vice-President Finance
                                                  (Principal Accounting Officer)

Index to Exhibits



Exhibit
Numbers    Description
-------    -----------

10.1       Revolving Credit and Security Agreement

10.2       Factoring Agreement

27         Financial Data Schedule