Form 10-Q
period 1998-07-31
CANDIES INC
filed 1998-09-14
CIK 857737

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                     ---------------------------------------

                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended  July 31, 1998

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From ________ to ________.


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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___.

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.001 Par Value -- 15,276,841 shares as of September 11, 1998

                                      INDEX

                                    FORM 10-Q

                         CANDIE'S, INC. and SUBSIDIARIES

                                                                                                      Page
                                                                                                      -----

Part I. Financial Information

Item 1. Financial Statements - (Unaudited)
      Condensed Consolidated Balance Sheets - July 31, 1998 and January 31, 1998...................     3

      Condensed Consolidated Statements of Income - Three and Six Months
      Ended July 31, 1998 and 1997.................................................................     4

      Condensed Consolidated Statement of Stockholders' Equity - Six Months Ended
      July 31, 1998................................................................................     5

      Condensed Consolidated Statements of Cash Flows - Six Months Ended July 31,
      1998 and 1997................................................................................     6

      Notes to Condensed Consolidated Financial Statements.........................................     7


Item 2. Management's Discussion and Analysis of Financial Condition and Results
        of Operations .............................................................................    10


Part II. Other Information

Item 1. Legal Proceedings..........................................................................    13
Item 2. Changes in Securities......................................................................    13
Item 3. Quantitative and Qualitative Disclosures about Market Risk ................................    13
Item 6. Exhibits and Reports on Form 8-K...........................................................    13


Signatures.........................................................................................    14

Index to Exhibits..................................................................................    13

Part I. Financial Information


Candie's, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

                                                                July 31,      January 31,
                                                                 1998            1998
                                                              ----------      ----------
                                                              (Unaudited)        (Note)
                                                           (000's omitted, except share data)
Assets
Current Assets
      Cash .............................................        $   360        $   367
      Accounts receivable, net .........................          7,329          2,805
      Inventories ......................................         15,530         16,179
      Due from factors and trade receivables ...........         30,411            831
      Deferred income taxes ............................            670            801
      Prepaid advertising and marketing ................          3,437          1,821
      Other current assets .............................            570            604
                                                                -------        -------
Total Current Assets                                             58,307         23,408

Property and equipment, at cost:
      Furniture, fixtures and equipment ................          2,159          1,810
      Less: Accumulated depreciation and amortization ..          1,163            959
                                                                -------        -------
                                                                    996            851
Other assets:
      Deferred income taxes ............................          1,443          1,443
      Intangibles ......................................          4,735          4,860
      Other ............................................            702            319
                                                                -------        -------
                                                                  6,880          6,622
                                                                -------        -------
Total Assets ...........................................        $66,183        $30,881
                                                                =======        =======

Liabilities and Stockholders' Equity

Current Liabilities:
      Accounts payable and accrued expenses ............        $ 6,412        $ 6,139
      Revolving notes payable - bank ...................         17,216             --
      Bankers acceptance - net .........................          4,876             --
                                                                -------        -------
Total Current Liabilities ..............................         28,504          6,139

Long-term liabilities ..................................             76             61

Stockholders' Equity
      Preferred stock, $.01 par value
        --authorized 5,000,000 shares;
           none issued and outstanding
      Common stock, $.001 par value
        --authorized 30,000,000 shares;
           issued and outstanding:
           14,178,364 and 12,425,014 shares.............             14             12
Additional paid-in capital .............................         31,957         23,453
Retained earnings* .....................................          5,632          1,216
                                                                -------        -------
                                                                 37,603         24,681
                                                                -------        -------
Total Liabilities and Stockholders' Equity .............        $66,183        $30,881
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

Candie's, Inc. and Subsidiaries


Condensed Consolidated Statements of Income
(Unaudited)

                                                         Three Months Ended      Six Months Ended
                                                              July 31,               July 31,
                                                        -------------------    -------------------
                                                          1998        1997        1998       1997
                                                        --------   --------    --------   --------
                                                           (000's omitted, except per share data)

Net revenues ........................................   $ 41,477   $ 29,726    $ 67,170   $ 46,587
Cost of goods sold ..................................     29,561     23,088      47,856     34,862
                                                        --------   --------    --------   --------
Gross profit ........................................     11,916      6,638      19,314     11,725
Selling and administrative expenses .................      6,183      4,264      11,551      7,681
                                                        --------   --------    --------   --------
Operating income ....................................      5,733      2,374       7,763      4,044

Other expenses:
Interest expense - net ..............................        223        254         497        528
Other - net .........................................         --         30          --         98
                                                        --------   --------    --------   --------
                                                             223        284         497        626

Income before income taxes ..........................      5,510      2,090       7,266      3,418
Provision (credit) for income taxes .................      2,150       (105)      2,850        400
                                                        --------   --------    --------   --------

Net income ..........................................   $  3,360   $  2,195    $  4,416   $  3,018
                                                        ========   ========    ========   ========

Earnings per common share:
      Basic .........................................   $   0.24   $   0.20    $   0.32   $   0.29
                                                        ========   ========    ========   ========
      Diluted .......................................   $   0.21   $   0.17    $   0.27   $   0.23
                                                        ========   ========    ========   ========

Weighted average number of common
shares outstanding:
      Basic .........................................     14,174     11,153      13,920     10,564
                                                        ========   ========    ========   ========
      Diluted .......................................     16,363     13,150      16,191     12,845
                                                        ========   ========    ========   ========


See notes to condensed consolidated financial statements.

Candie's, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)

Six Months Ended July 31, 1998
(000's omitted)

                                                                                Additional
                                                          Common Stock           Paid-In    Retained
                                                     Shares        Amount        Capital     Earnings     Total
                                                    --------      -------       ----------  ---------    -------
Balance at January 31, 1998 ...................       12,425      $    12      $23,453      $ 1,216      $24,681

   Exercise of stock options and warrants .....        1,737            2        8,207           --        8,209

   Issuance of common stock to retirement plan            16           --           78           --           78

   Tax benefit from exercise of stock options             --           --          219           --          219

   Net income .................................           --           --           --        4,416        4,416
                                                     -------      -------      -------      -------      -------

Balance at July 31, 1998 ......................       14,178      $    14      $31,957      $ 5,632      $37,603
                                                     =======      =======      =======      =======      =======


See notes to condensed consolidated financial statements.

Candie's, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                                 Six Months Ended
                                                              ----------------------
                                                               July 31,       July 31,
                                                                 1998          1997
                                                              ----------------------
                                                                  (000's omitted)
OPERATING ACTIVITIES:
Net income ................................................    $  4,416     $  3,018
Items in net income not affecting cash:
      Depreciation and amortization .......................         396          260
      Tax effect of utilization of pre-quasi reorganization
        net operating losses ..............................          --          103
      Deferred taxes ......................................         350          229
      Changes in operating assets and liabilities:
        Accounts receivable ..............................       (4,524)        (420)
        Inventories ......................................          649       (6,528)
        Due to/from factors ..............................      (29,580)      (3,444)
        Prepaid advertising and marketing ................       (1,616)        (385)
        Other assets .....................................         (416)          10
        Accounts payable and accrued expenses ............          273            2
        Long-term liabilities ............................           15            2
                                                               ---------------------
Net cash used in operating activities .....................     (30,037)      (7,153)
                                                               ---------------------

INVESTING ACTIVITIES:
      Purchases of property and equipment .................        (349)         (42)
                                                               ---------------------
Net cash used in investing activities .....................        (349)         (42)
                                                               ---------------------

FINANCING ACTIVITIES:
      Proceeds from exercise of stock options and warrants        8,287        7,199
      Revolving notes payable - bank ......................      17,216           --
      Bankers acceptance - net ............................       4,876           --
                                                               ---------------------
Net cash provided by financing activities .................      30,379        7,199
                                                               ---------------------

(DECREASE) INCREASE IN CASH ...............................          (7)           4
Cash at beginning of period ...............................         367          389
                                                               =====================
Cash at end of period .....................................    $    360     $    393
                                                               =====================


See notes to condensed consolidated financial statements.

Candie's, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Unaudited)

July 31, 1998


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended July 31, 1998 are not necessarily indicative of the results that may be expected for a full fiscal year.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 1998.

NOTE B -- MERGER

The Company began to license the use of the CANDIE'S(R) trademark from New Retail Concepts, Inc. ("NRC") in June 1991 and in March 1993 purchased ownership of the CANDIE'S(R) trademark from NRC together with certain pre-existing licenses of NRC, a then publicly traded company engaged primarily in the licensing and sublicensing of fashion trademarks and a significant shareholder of the Company. NRC's principal shareholder was also the Company's President and Chief Executive Officer.

Effective August 18, 1998, the Company completed its previously announced merger with NRC. Each issued and outstanding share of NRC common stock $.01 par value (the "NRC Common Stock"), and each issued and outstanding option to purchase shares of NRC Common Stock, prior to the effective date, were converted, respectively, into 0.405 shares of common stock, $.001 par value of the Company (the "Candie's Common Stock"), and into options to purchase 0.405 shares of common stock, respectively.

At the effective date, there were 5,743,639 outstanding shares of NRC Common Stock and options to purchase 1,585,000 shares of NRC Common Stock. The 5,743,639 shares were converted to 2,326,173 shares of Candie's Common Stock and the 1,585,000 options were converted into options to purchase 641,925 shares of Candie's Common Stock. NRC also owned 1,227,696 shares of Candie's Common Stock and had options and warrants to purchase an additional 800,000 shares of Candie's Common Stock, all of which were extinguished upon consummation of the merger.

NOTE C -- FINANCING AGREEMENTS

On May 27, 1998, the Company entered into a three year $35 million revolving credit facility (the "Facility"). Under certain conditions, including the addition of a second lender, the Facility may increase to a maximum of $50 million. On August 4, 1998, BankBoston, N.A. ("BankBoston") entered into a co-lending arrangement and became a participant in the revolving credit facility with NationsBanc Commercial Corporation ("NationsBanc").

Borrowings under the Facility currently bear interest at 1.75% below the prime rate (8 1/2% at July 31, 1998) and the Company also has the option to borrow at either LIBOR plus 1.25% or the banker's acceptance rate plus 1%. These rates are fixed and subject to an increase or decrease based on certain conditions beginning in November 1998. The Company pays a commitment fee of 1/4% on the unused portion of the Facility.

Candie's, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Unaudited) - Continued


NOTE C -- FINANCING AGREEMENTS (continued)

Borrowings under the Facility are formula based and available up to the maximum amount of the Facility. The facility also contains certain financial covenants including, minimum tangible net worth, certain specified ratios and other limitations, as defined therein. The Company has granted the lenders a security interest in substantially all of its assets.

Simultaneously with the above, the Company entered into a new factoring agreement whereby the Company has the option to sell any or all of its accounts receivable, principally without recourse, subject to maximum credit limits established by the lender for individual accounts. Receivables assigned but not sold to the lenders or in excess of such maximum credit limits are subject to recourse.

NOTE D -- EARNINGS PER SHARE

In 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share" SFAS No. 128, which replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Earnings per share amounts and weighted average shares for 1997 have been restated in accordance with the SFAS No. 128 requirements.

The following is a reconciliation of the numerator and denominators of the basic and diluted EPS computations and other related disclosures required by SFAS No. 128:

                                      Three Months Ended July 31,     Six Months Ended July 31,
                                      --------------------------      -------------------------
                                           1998         1997              1998          1997
                                      --------------------------      -------------------------
                                                (000's omitted, except per share data)
Numerator:
Numerator for basic and diluted
    earnings per share ............      $ 3,360      $ 2,195          $ 4,416        $ 3,018
                                      ==========================      =========================
Denominator:
Denominator for basic earnings per
   share ...........................       14,174       11,153           13,920         10,564
Effect of dilutive securities ......        2,189        1,997            2,271          2,281
                                      --------------------------      -------------------------
Denominator for diluted earnings per
   share ...........................       16,363       13,150           16,191         12,845
                                      ==========================      =========================
Basic earnings per share ...........      $   .24      $   .20          $   .32        $   .29
                                      ==========================      =========================
Diluted earnings per share .........      $   .21      $   .17          $   .27        $   .23
                                      ==========================      =========================

Candie's, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Unaudited) - Continued


NOTE D -- EARNINGS PER SHARE (continued)

For the three and six months periods ended July 31, 1998 and 1997, outstanding options and warrants to purchase 145,000 and 2,307,000 shares of common stock, respectively, at exercise prices exceeding the average market price of the common stock were not included in the computation of diluted earnings per share as the effect would have been anti-dilutive.

NOTE E -- SUBSEQUENT EVENT - PROPOSED ACQUISITION

Effective August 7, 1998, the Company entered into an agreement in principle to acquire Michael Caruso & Co., Inc. ("Caruso"), owner and marketer of BONGO(R) branded jeanswear and apparel products, in exchange for shares of Candie's, Inc. common stock. Under the terms of the agreement, the Company will acquire the BONGO(R) and trademark as well as certain other trademarks and the existing license agreements for kids' and large size jeanswear. The parties anticipate that the transaction will be consummated in September 1998.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


     Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995. The statements which are not historical facts contained in this Quarterly Report on Form 10-Q are forward looking statements that involve a number of known and unknown risks, uncertainties and other factors, all of which are difficult or impossible to predict and many of which are beyond the control of the Company, which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements.

Such factors include, but are not limited to, uncertainty regarding continued market acceptance of current products and the ability to successfully develop and market new products particularly in light of rapidly changing fashion trends, the impact of supply and manufacturing constraints or difficulties particularly in light of the Company's dependence on foreign manufacturers, uncertainties relating to customer plans and commitments, competition, uncertainties relating to economic conditions in the markets in which the Company operates, the ability to hire and retain key personnel, the ability to obtain additional capital if required, the risks of uncertainty of trademark protection and other risks detailed below and in the Company's Securities and Exchange Commission filings, and the uncertainty regarding the timing of the proposed acquisition of Michael Caruso & Co., Inc. and the ability to successfully integrate its operations into the Company's operations.

The words "believe", "expect", "anticipate", and "seek" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Results of Operations

     Revenues. Net revenues increased by $11.8 million or 40% to $41.5 million in the three months ended July 31, 1998, from $29.7 million in the comparable period of the prior year. Net revenues increased by $20.6 million or 44% to $67.1 million in the six months ended July 31, 1998, from $46.5 million in the same period in 1997. The increase was primarily due to increased brand awareness and consumer acceptance of the Company's products due to the Company's increased sales and marketing efforts coupled with increased sales in all product categories, the successful introduction of children's footwear products and, in part, increased selling prices.

     Gross Profit. Gross profit margins increased to 28.7% in the three months ended July 31, 1998 from 22.3% in the comparable period of the prior year. Gross profit margins increased to 28.8% in the six months ended July 31, 1998 from 25.2% in the same period in 1997. The increase was primarily attributable to changes in product mix.

     Operating Expenses. Selling and administrative expenses increased by $1.9 million or 45% to $6.2 million in the three months ended July 31, 1998 from $4.3 million in the comparable period of the prior year. As a percentage of net revenues, selling and administrative expenses increased 0.6% to 14.9% for the three months ended July 31, 1998 from 14.3% for the comparable period of the prior year. Selling and administrative expenses increased by $3.9 million or 50% to $11.6 million in the six months ended July 31, 1998 from $7.7 million in the comparable period of the prior year. As a percentage of net revenues, selling and administrative expenses increased 0.7% to 17.2% for the six months ended July 31, 1998 from 16.5% for the comparable period of the prior year. These increases reflect costs which are directly associated with the increase in net revenues, coupled with the costs incurred in implementing the Company's strategic plan to strengthen its management team and infrastructure, which the Company believes has created the foundation for future growth.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - Continued


     Interest Expense. Interest expense for the second quarter of fiscal 1999 was $223,000, compared to $254,000 for the second quarter of fiscal 1998. Interest expense for the six months ended July 31, 1998 was $497,000, compared to $528,000 for the comparable period in the previous year. The decrease resulted from lower average borrowings and to a lesser extent lower interest rates under the Company's new revolving credit facility.

     Net Income. As a result of the foregoing, net income increased to $3,360,000 in the three months ended July 31, 1998, compared to net income of $2,195,000 in the corresponding period a year ago. Net income increased to $4,416,000 for the six months ended July 31, 1998, compared to net income of $3,018,000 for the same period in 1997.

     Earnings Per Share. Earnings per share in the three months ended July 31, 1998 was $.21 on a diluted basis, which reflects an additional 3.2 million weighted average shares outstanding, compared to $.17 per diluted share in the comparable quarter of the prior year. Earnings per share in the six months ended July 31, 1998 was $.27 on a diluted basis, which reflects an additional 3.3 million weighted average shares outstanding, compared to $.23 per diluted share in the same period in 1997. The prior year's computation of earnings per share has been restated to comply with the requirements of SFAS No. 128. The increase in the weighted average shares outstanding for the 1998 periods was primarily the result of the exercise of approximately 1.7 million warrants and options since the beginning of fiscal 1999.

Liquidity and Capital Resources

Working capital increased approximately $12.5 million to $29.8 million at July 31, 1998 from $17.3 million at January 31, 1998. The current ratio at July 31, 1998 was approximately 2 to 1. Inventory levels at July 31, 1998 decreased by $600,000 to $15.5 million from $16.1 million at January 31, 1998.

The Company has relied in the past primarily upon revenues generated from operations, borrowings from its factor and sales of securities to finance its liquidity and capital needs. Net cash used in operating activities totaled $30.0 million for the six months ended July 31, 1998, compared to $7.2 million for the six months ended July 31, 1997.

Capital expenditures were $349,000 for the six months ended July 31, 1998, compared to $42,000 for the six months ended July 31, 1997.

During the six month period ended July 31, 1998 (up to and including February 23, 1998), substantially all of the Company's outstanding Class C warrants ("Warrants") were exercised and the Company received aggregate proceeds of approximately $7.16 million from the exercise of such Warrants. The proceeds were used to repay short-term borrowings. Each Warrant entitled the holder thereof to purchase one share of Common Stock at an exercise price of $5.00. In addition, the Company received proceeds of approximately $1.12 million in connection with the issuance of common stock relating to the exercise of outstanding stock options and certain underwriters' warrants.

On May 27, 1998, the Company entered into a three year $35 million revolving credit facility (the "Facility"). Under certain conditions, including the addition of a second lender, the Facility may increase to a maximum of $50 million. On August 4, 1998, BankBoston, N.A. ("BankBoston") entered into a co-lending arrangement and became a participant in the revolving credit facility with NationsBanc Commercial Corporation ("NationsBanc").

Borrowings under the Facility currently bear interest at 1.75% below the prime rate (8 1/2% at July 31, 1998) and the Company also has the option to borrow at either LIBOR plus 1.25% or the banker's acceptance rate plus 1%. These rates are fixed and subject to an increase or decrease based on certain conditions beginning in November 1998. The Company pays a commitment fee of 1/4% on the unused portion of the Facility.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - Continued

Borrowings under the Facility are formula based and available up to the maximum amount of the Facility. The facility also contains certain financial covenants including, minimum tangible net worth, certain specified ratios and other limitations, as defined therein. The Company has granted the lenders a security interest in substantially all of its assets.

Cash requirements fluctuate from time to time due to seasonal requirements, including the timing of receipt of merchandise and various other factors. The Company believes that it will be able to satisfy its ongoing cash requirements for the foreseeable future, including requirements for its expansion, primarily with cash flow from operations, supplemented by borrowings under the Facility.

Year 2000 Issues

The Company has assessed the issues associated with its existing computer system with respect to a two-digit year value as the year 2000 approaches and is in the process of implementing a new computer system which it believes addresses such issues. The Company also believes that implementation of this system is not a material event or uncertainty that would cause expected financial information not to be indicative of future operating results or financial condition.

Concurrently with the development and implementation of plans to resolve Year 2000 issues relating to the Company's systems and software, the Company is also reviewing the possible impact of the Year 2000 problem on its customers and suppliers. The Company has not completed its assessment of its exposure to risks relating to the Year 2000 issues of third parties with which it has a material relationship.

PART II. Other Information

Item 1. Legal Proceedings

     The Company is party to certain litigation incurred in the normal course of business. While any litigation has an element of uncertainty, the Company believes that the final outcome of any of these matters will not have a material adverse effect on the Company's financial position or future liquidity.

Item 2. Changes in Securities

     During the quarter ended July 31, 1998, the Company issued five-year options to purchase an aggregate of 115,000 shares of its common stock at an average exercise price of $6.96. The foregoing options were acquired by the holders for investment in private transactions exempt from registration by Sections 2(3) or 4(2) of the Securities Act of 1933.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Not applicable.

Item 6. Exhibits and Reports on Form 8-K

     A.   Exhibit 27 - Financial Data Schedule

     B.   Reports on Form 8-K

          None during the three months ended July 31, 1998

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                        CANDIE'S, INC.
                                                 -----------------------------
                                                         (Registrant)


Date  September 14, 1998                          /s/ Neil Cole
      ---------------------------                 ----------------------------
                                                  Neil Cole
                                                  Chief Executive Officer on
                                                  Behalf of the Registrant.

Date  September 14, 1998                          /s/ David Golden
      ---------------------------                 ----------------------------
                                                  David Golden
                                                  Senior Vice President and
                                                  Chief Financial Officer

Date  September 14, 1998                          /s/ Gary Klein
      ---------------------------                 ----------------------------
                                                  Gary Klein
                                                  Vice-President Finance

Index to Exhibits





Exhibit
Numbers                 Description
-------                 -----------

27                      Financial Data Schedule