Form 10-Q
period 1998-10-31
CANDIES INC
filed 1998-12-15
CIK 857737

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended October 31, 1998

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

Common Stock, $.001 Par Value -- 17,212,384 shares as of December 14, 1998

                                      INDEX

                                    FORM 10-Q

                         CANDIE'S, INC. and SUBSIDIARIES


                                                                                    Page No.
                                                                                    --------

Part I.  Financial Information

Item 1.  Financial Statements - (Unaudited)
     Condensed  Consolidated  Balance  Sheets - October 31, 1998 and January 31,
     1998................................................................................  3

     Condensed  Consolidated  Statements of Income - Three and Nine Months Ended
     October 31, 1998 and 1997...........................................................  4

     Condensed  Consolidated  Statement  of  Stockholders'  Equity - Nine Months
     Ended October 31,  1998.............................................................  5

     Condensed Consolidated Statements of Cash Flows - Nine Months Ended October
     31, 1998 and 1997...................................................................  6

     Notes to Condensed Consolidated Financial Statements................................  7


Item 2. Management's  Discussion and Analysis of Financial Condition and Results
     of Operations....................................................................... 12


Part II. Other Information

Item 1. Legal Proceedings................................................................ 16
Item 2. Changes in Securities............................................................ 16
Item 3. Quantitative and Qualitative Disclosures about Market Risk....................... 16
Item 6. Exhibits and Reports on Form 8-K................................................. 16


Signatures   ............................................................................ 17


Index to Exhibits........................................................................ 18

Part I. Financial Information

Candie's, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets


                                                                             October 31,           January 31,
                                                                                1998                  1998
                                                                             -----------           -----------
                                                                             (Unaudited)             (Note)
                                                                                      (000's omitted)
Assets
Current Assets
      Cash ................................................................... $    107             $    367
      Accounts receivable, net ...............................................    7,156                2,805
      Inventories ............................................................   14,801               16,179
      Due from factors and trade receivables .................................   16,951                  831
      Deferred income taxes ..................................................      451                  801
      Prepaid advertising and marketing ......................................    5,727                1,821
      Other current assets ...................................................      285                  604
                                                                               --------             --------
Total Current Assets .........................................................   45,478               23,408

Property and equipment, at cost:
      Furniture, fixtures and equipment ......................................    2,331                1,810
      Less: Accumulated depreciation and amortization ........................    1,281                  959
                                                                               --------             --------
                                                                                  1,050                  851
Other assets:
      Deferred income taxes ..................................................    2,656                1,443
      Intangibles ............................................................   22,313                4,860
      Investment in joint venture ............................................      500                 --
      Other ..................................................................    1,030                  319
                                                                               --------             --------
                                                                                 26,499                6,622
                                                                               --------             --------
Total Assets ................................................................. $ 73,027             $ 30,881
                                                                               ========             ========

Liabilities and Stockholders' Equity

Current Liabilities:
      Accounts payable and accrued expenses .................................. $  6,148             $  6,139
      Revolving notes payable - banks ........................................    6,287                 --
      Bankers acceptance - net ...............................................    4,959                 --
                                                                               --------             --------
Total Current Liabilities ....................................................   17,394                6,139

Long-term liabilities and deferred taxes .....................................    1,838                   61

Stockholders' Equity
      Preferred stock, $.01 par value
       -- authorized 5,000 shares; none issued and outstanding
      Common stock, $.001 par value
       -- authorized 30,000 shares; issued 18,515 shares at
          October 31, 1998 and 12,425 shares issued and
          outstanding at January 31, 1998 ....................................       18                   12
Additional paid-in capital ...................................................   56,607               23,453
Retained earnings* ...........................................................    6,455                1,216
                                                                               --------             --------
                                                                                 63,080               24,681
Less:
      Treasury stock - at cost  - 1,313 shares ...............................   (8,810)                --
      Unearned compensation ..................................................     (475)                --
                                                                               --------             --------
Total Stockholders' Equity ...................................................   53,795               24,681
                                                                               --------             --------

Total Liabilities and Stockholders' Equity ................................... $ 73,027             $ 30,881
                                                                               ========             ========

*    Accumulated since February 28, 1993, deficit eliminated of $27,696

Note:The balance sheet at January 31, 1998 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

Candie's, Inc. and Subsidiaries


Condensed Consolidated Statements of Income
(Unaudited)

                                                                     Three Months Ended                   Nine Months Ended
                                                                        October 31,                          October 31,
                                                                 -------------------------           --------------------------

                                                                  1998              1997              1998               1997
                                                                 -------           -------           -------           -------
                                                                            (000's omitted, except per share data)

Net revenues ...............................................     $30,365           $23,780           $97,535           $70,367
Cost of goods sold                                                22,396            17,673            69,626            52,535
                                                                 -------           -------           -------           -------
Gross profit ...............................................       7,969             6,107            27,909            17,832

Licensing income ...........................................         100              --                 100              --

Selling and administrative expenses                                6,458             4,488            18,634            12,267
                                                                 -------           -------           -------           -------
Operating income ...........................................       1,611             1,619             9,375             5,565

Other expenses:
Interest expense - net                                               289               305               786               833
                                                                 -------           -------           -------           -------

Income before income taxes .................................       1,322             1,314             8,589             4,732
Income taxes                                                         500               505             3,350               905
                                                                 -------           -------           -------           -------

Net income .................................................     $   822           $   809           $ 5,239           $ 3,827
                                                                 =======           =======           =======           =======

Earnings per common share:
         Basic .............................................     $  0.05           $  0.07           $  0.36           $  0.35
                                                                 =======           =======           =======           =======
         Diluted ...........................................     $  0.05           $  0.06           $  0.31           $  0.28
                                                                 =======           =======           =======           =======

Weighted average number of
common shares outstanding:

         Basic .............................................      15,841            11,966            14,577            11,025
                                                                 =======           =======           =======           =======
         Diluted                                                  17,691            14,454            16,723            13,447
                                                                 =======           =======           =======           =======


See notes to condensed consolidated financial statements.

Candie's, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)

Nine Months Ended October 31, 1998
(000's omitted)


                                                                            Additional                           Unearned
                                                           Common Stock      Paid-In    Retained   Treasury       Compen-
                                                         Shares    Amount    Capital    Earnings    Stock         sation     Total
                                                         ------    ------   ----------  --------   --------      --------   --------
Balance at January 31, 1998                              12,425   $     12   $ 23,453   $  1,216         --          --    $ 24,681

    Exercise of stock options and warrants                1,780          2      8,302         --         --          --       8,304

    Issuance of common stock to retirement plan              16         --         78         --         --          --          78

    Net effect of merger with New Retail
        Concepts, Inc                                     2,326          2      9,240         --     (8,439)       (475)        328

    Stock acquisition of Michael Caruso & Co., Inc.       1,968          2     15,248         --         --          --      15,250

    Tax benefit from exercise of stock options               --         --        286         --         --          --         286

    Stock buy-back                                           --         --         --         --       (371)         --        (371)

    Net income                                               --         --         --      5,239         --          --       5,239
                                                         ------   --------   --------   --------   --------    --------    --------
Balance at October 31, 1998                              18,515   $     18   $ 56,607   $  6,455   $ (8,810)   $   (475)   $ 53,795
                                                         ======   ========   ========   ========   ========    ========    ========


See notes to condensed consolidated financial statements.

Candie's, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(Unaudited)


                                                                                              Nine Months Ended
                                                                                         --------------------------
                                                                                         October 31,    October 31,
                                                                                            1998           1997
                                                                                         --------------------------
                                                                                               (000's omitted)

OPERATING ACTIVITIES:
Net cash used in operating activities .............................................       $(18,496)        $ (8,600)
                                                                                          -------------------------

INVESTING ACTIVITIES:
     Purchases of property and equipment ..........................................           (521)            (256)
     Investment in joint venture ..................................................           (500)            --
                                                                                          -------------------------
Net cash used in investing activities .............................................         (1,021)            (256)
                                                                                          -------------------------

FINANCING ACTIVITIES:
     Proceeds from exercise of stock options and warrants .........................          8,382            9,268
        Revolving notes payable - bank ............................................          6,287             --
        Bankers acceptance - net ..................................................          4,959             --
        Purchase of common stock for treasury .....................................           (371)            --
                                                                                          -------------------------
Net cash provided by financing activities .........................................         19,257            9,268
                                                                                          -------------------------

(DECREASE) INCREASE IN CASH .......................................................           (260)             412
Cash at beginning of period .......................................................            367              389
                                                                                          -------------------------
Cash at end of period .............................................................       $    107         $    801
                                                                                          =========================

Supplemental disclosures of noncash investing
     and financiang activities:
     Merger and acquisition of businesses - net of cash acquired ..................       $16,109                --
                                                                                          =========================

     Common stock issued for merger & acquisition - net of treasury stock acquired        $15,578                --
                                                                                          =========================


See notes to condensed consolidated financial statements.

Candie's, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Unaudited)

October 31, 1998


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended October 31, 1998 are not necessarily indicative of the results that may be expected for a full fiscal year.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 1998.

NOTE B - MERGER

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

Effective August 18, 1998, the Company completed its previously announced merger with NRC. Each issued and outstanding share of NRC common stock $.01 par value (the "NRC Common Stock"), and each issued and outstanding option to purchase one share of NRC Common Stock, prior to the effective date, were converted, respectively, into 0.405 shares of common stock, $.001 par value of the Company (the "Candie's Common Stock"), and into options to purchase 0.405 shares of Candie's Common Stock, respectively.

At the effective date, there were 5,743,639 outstanding shares of NRC Common Stock and options to purchase 1,585,000 shares of NRC Common Stock. The 5,743,639 shares were converted to 2,326,173 shares of Candie's Common Stock and the 1,585,000 options were converted into options to purchase 641,925 shares of Candie's Common Stock. NRC also owned 1,227,696 shares of Candie's Common Stock and had options and warrants to purchase an additional 800,000 shares of
Candie's Common Stock. The options and warrants were extinguished upon consummation of the merger.

This transaction was accounted for using the purchase method of accounting. The results of operations of NRC are included in the accompanying condensed financial statements from the date of the merger.

The total cost of approximately $13,502,000, including acquisition expenses of approximately $800,000 and the value of the 1,227,696 shares of Candie's Common Stock reacquired and the value of the options and warrants extinguished aggregate approximately $12,309,000 (described above), resulted principally in purchase price allocation to the licenses acquired of $500,000 and a trademark value of $616,000.

Candie's, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Unaudited) - Continued


NOTE C - ACQUISITION AND JOINT VENTURE INVESTMENT

On September 24, 1998 the Company, through a wholly owned subsidiary, acquired all of the outstanding shares of Michael Caruso & Co., Inc. ("Caruso"). Under the terms of the agreement, the Company acquired the BONGO trademark as well as certain other related trademarks and two license agreements, one for kids' and one for large size jeanswear. Caruso was a licensor of certain trademarks relating to footwear products sold by the Company, which license was terminated as of the closing.

The purchase price for the shares acquired was approximately $15,250,000 and was paid at the closing in 1,967,742 shares of Candie's Common Stock (each share being valued at $7.75), plus $100,000 in cash. The consideration may be subject to upward adjustment based on the closing market price of Candie's Common Stock during the six month period immediately following the closing.

This transaction was accounted for using the purchase method of accounting. The total purchase of approximately $15,650,000, including acquisition expenses of approximately $300,000, but excluding the contingency consideration described above, resulted principally in purchase price allocation to the licenses acquired of $2,706,000 and a trademark value of $12,606,000. If and when the additional contingency consideration, referred to above, is issued, there will be no effect on the above purchase price allocation.

On October 7, 1998, the Company entered into a joint venture with Sweet Sportswear LLC ("Sweet") to market and distribute certain apparel under the Candie's and Bongo labels. Candie's and Sweet each have a fifty percent (50%) interest in the joint venture, named Unzipped Apparel, LLC ("Unzipped"). Under the terms of the joint venture, Candie's licensed each of its Candie's and Bongo trademarks to Unzipped for use in the design, manufacture and sale of certain designated apparel products.

The following summarized unaudited pro-forma condensed consolidated financial information are based on the assumption that the merger of NRC (See Note B) and the acquisition of Caruso had occurred at the beginning of each of the respective periods:

Pro-Forma Financial Information (Unaudited)


                                                      Nine Months Ended
                                                          October 31,
                                                  -------------------------
                                                    1998              1997
                                                  -------------------------
                                           (000's omitted except per-share data)

  Net revenues ...............................    $97,535           $70,367
                                                  =======           =======
  Licensing income ...........................    $   200           $   316
                                                  =======           =======
  Net income .................................    $ 4,778           $ 4,153
                                                  =======           =======
  Earnings per share:
  Basic ......................................    $   .30           $   .29
                                                  =======           =======
  Diluted ....................................    $   .26           $   .25
                                                  =======           =======


The unaudited pro-forma financial information has been provided for comparative purposes only and are not necessarily indicative of the results of operations that would have been achieved had the merger and acquisition been consummated at the beginning of the periods presented, nor are they necessarily indicative of future operations or the financial results of the combined companies.

Candie's, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Unaudited) - Continued


NOTE D - FINANCING AGREEMENTS

On May 27, 1998, the Company entered into a three year $35 million revolving credit facility (the "Facility"). Under certain conditions, including the addition of a second lender, the Facility may increase to a maximum of $50 million. On August 4, 1998, BankBoston, N.A. entered into a co-lending arrangement and became a participant in the revolving credit Facility with NationsBanc Commercial Corporation.

Borrowings under the Facility currently bear interest at 1.75% below the prime rate (8% at October 31, 1998) and the Company also has the option to borrow at either LIBOR plus 1.25% or the banker's acceptance rate plus 1%. These rates are fixed and subject to an increase or decrease based on certain conditions beginning in November 1998. The Company pays a commitment fee of 1/4% on the unused portion of the Facility.

Borrowings under the Facility are formula based and available up to the maximum amount of the Facility. The Facility also contains certain financial covenants including, minimum tangible net worth, certain specified ratios and other limitations, as defined therein. The Company has granted the lenders a security interest in substantially all of its assets.

Simultaneously with the above, the Company entered into a new factoring agreement whereby the Company has the option to sell any or all of its accounts receivable, principally without recourse, subject to maximum credit limits established by the lender for individual accounts. Receivables assigned but not sold to the lender or in excess of such maximum credit limits are subject to recourse.

NOTE E - EARNINGS PER SHARE

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


NOTE E - EARNINGS PER SHARE (Continued)

The following is a reconciliation of the numerator and denominators of the basic and diluted EPS computations and other related disclosures required by SFAS No. 128:


                                                             Three Months Ended October 31,      Nine Months Ended October 31,
                                                             ------------------------------      -----------------------------
                                                                1998              1997               1998              1997
                                                             ------------------------------      -----------------------------
                                                                          (000's omitted, except per share data)

Numerator:
Numerator for basic and diluted
        earnings per share .................................   $   822           $   809           $ 5,239           $ 3,827
                                                             ===========================         ===========================
Denominator:
Denominator for basic earnings per
       share ...............................................    15,841            11,966            14,577            11,025
Effect of dilutive securities ..............................     1,850             2,488             2,146             2,422
Denominator for diluted earnings per                         ---------------------------         ---------------------------
       share ...............................................    17,691            14,454            16,723            13,447
                                                             ===========================         ===========================
Basic earnings per share ...................................   $   .05           $   .07           $   .36           $   .35
                                                             ===========================         ===========================
Diluted earnings per share .................................   $   .05           $   .06           $   .31           $   .28
                                                             ===========================         ===========================

For the three and nine months periods ended October 31, 1998 and 1997, outstanding options and warrants to purchase 285,000 and 252,500, 135,000 and 142,000 shares of Common Stock, respectively, at exercise prices exceeding the average market price of the Common Stock were not included in the computation of diluted earnings per share as the effect would have been anti-dilutive.

NOTE F - STOCKHOLDERS' EQUITY

(1)  STOCK OPTIONS

     In connection with the merger with NRC (See Note B), options to purchase 303,750 shares of Candie's Common Stock were granted to certain executives at an exercise price of $4.32 per share and expire in ten years. Unearned compensation was recorded in the amount of $510,000, which represented the difference between the exercise price and the fair value of the stock on the effective date of the grant, and is classified as a component of stockholders' equity. The unearned compensation is being amortized over three years and charged to compensation expense.

(2)  STOCK BUY-BACK

     On September 15, 1998, the Board of Directors of the Company authorized management to repurchase up to two million shares of Candie's Common Stock. As of October 31, 1998, 85,200 shares were repurchased in the open market, at an aggregate cost of approximately $371,000. No additional shares have been repurchased since October 31, 1998. The Company intends, subject to certain conditions, to buy shares on the open market from time-to-time, depending on market conditions.

Candie's, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Unaudited) - Continued


NOTE G - SUBSEQUENT EVENT

On December 11, 1998, the Board of Directors of the Company authorized and ratified the repricing of certain employee stock options to $3.50 per share, an amount above the then market value. The aggregate amount of option shares subject to such exercise repricing was approximately 2,000,000 option shares at original exercise prices ranging from $4.00 to $7.50 per share.

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

Such factors include, but are not limited to, uncertainty regarding continued market acceptance of current products and the ability to successfully develop and market new products particularly in light of rapidly changing fashion trends, the impact of supply and manufacturing constraints or difficulties particularly in light of the Company's dependence on foreign manufacturers, uncertainties relating to customer plans and commitments, competition, uncertainties relating to economic conditions in the markets in which the Company operates, the ability to hire and retain key personnel, the ability to obtain additional capital if required, the risks of uncertainty of trademark protection and other risks detailed below and in the Company's Securities and Exchange Commission filings, and the uncertainty regarding the ability to successfully integrate the Caruso Acquisition into the Company's operations.

The words "believe", "expect", "anticipate", and "seek" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Results of Operations

     Revenues. Net revenues increased by $6.6 million or 28% to $30.4 million in the three months ended October 31, 1998, from $23.8 million in the comparable period of the prior year. Net revenues increased by $27.1 million or 38% to $97.5 million in the nine months ended October 31, 1998, from $70.4 million in the same period in 1997. The increase was primarily due to increased brand awareness and consumer acceptance of the Company's products due to the Company's increased sales and marketing efforts, coupled with increased sales in all product categories, the successful introduction of children's footwear products and, in part, increased selling prices.

     Gross Profit. Gross profit margins increased to 26.2% in the three months ended October 31, 1998 from 25.7% in the comparable period of the prior year. Gross profit margins increased to 28.6% in the nine months ended October 31, 1998 from 25.3% in the same period in 1997. The increases were primarily attributable to changes in product mix.

     Operating Expenses. Selling and administrative expenses increased by $2.0 million or 43.9% to $6.5 million in the three months ended October 31, 1998 from $4.5 million in the comparable period of the prior year. As a percentage of net revenues, selling and administrative expenses increased 2.4% to 21.3% for the three months ended October 31, 1998 from 18.9% for the comparable period of the prior year. Selling and administrative expenses increased by $6.3 million or 52% to $18.6 million in the nine months ended October 31, 1998 from $12.3 million in the comparable period of the prior year. As a percentage of net revenues, selling and administrative expenses increased 1.7% to 19.1% for the nine months ended October 31, 1998 from 17.4% for the comparable period of the prior year. These increases reflect costs which are directly associated with the increase in net revenues, coupled with the costs incurred in implementing the Company's strategic plan to strengthen its management team and infrastructure, which the Company believes has created the foundation for future growth.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued


Results of Operations -Continued

     Interest Expense. Interest expense for the second quarter of fiscal 1999 was $289,000, compared to $305,000 for the second quarter of fiscal 1998.
Interest expense for the nine months ended October 31, 1998 was $786,000, compared to $833,000 for the comparable period in the previous year. The decrease resulted from lower average borrowings and, to a lesser, extent lower interest rates under the Company's new revolving credit facility.

     Net Income. As a result of the foregoing, net income increased to $822,000 in the three months ended October 31, 1998, compared to net income of $809,000 in the corresponding period a year ago. Net income increased to $5,239,000 for the nine months ended October 31, 1998, compared to net income of $3,827,000 for the same period in 1997.

     Earnings Per Share. Earnings per share in the three months ended October 31, 1998 was $.05 on a diluted basis, which reflects an additional 3.2 million weighted average shares outstanding, compared to $.06 per diluted share in the comparable quarter of the prior year. Earnings per share in the nine months ended October 31, 1998 was $.31 on a diluted basis, which reflects an additional
3.3 million weighted average shares outstanding, compared to $.28 per diluted share in the same period in 1997. The prior year's computation of earnings per share has been restated to comply with the requirements of SFAS No. 128. The increase in the weighted average shares outstanding for the three and nine month periods ended October 31, 1998 are primarily the result of the exercise of approximately 1.8 million warrants and options since the beginning of fiscal 1999 and the shares issued and issuable in connection with the merger and acquisition described in the Notes to Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

Working capital increased approximately $11 million to $28.1 million at October 31, 1998 from $17.3 million at January 31, 1998. The current ratio at October 31, 1998 was approximately 2.61 to 1. Inventory levels at October 31, 1998 decreased by $1,400,000 to $14.8 million from $16.1 million at January 31, 1998.

The Company has relied in the past primarily upon revenues generated from operations, borrowings from its factor and sales of securities to finance its liquidity and capital needs. Net cash used in operating activities totaled $18.5 million for the nine months ended October 31, 1998, compared to $8.6 million for the nine months ended October 31, 1997.

Capital expenditures were $521,000 for the nine months ended October 31, 1998, compared to $256,000 for the nine months ended October 31, 1997.

During the nine month period ended October 31, 1998, substantially all of the Company's outstanding Class C warrants ("Warrants") were exercised and the Company received aggregate proceeds of approximately $7.16 million from the exercise of such Warrants. The proceeds were used to repay short-term borrowings. Each Warrant entitled the holder thereof to purchase one share of Common Stock at an exercise price of $5.00. In addition, the Company received proceeds of approximately $1.14 million in connection with the issuance of Common Stock relating to the exercise of outstanding stock options and certain underwriters' warrants.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued


Liquidity and Capital Resources - Continued

Effective August 18, 1998, the Company completed its previously announced merger with NRC. Each issued and outstanding share of NRC common stock $.01 par value (the "NRC Common Stock"), and each issued and outstanding option to purchase one share of NRC Common Stock, prior to the effective date, were converted, respectively, into 0.405 shares of common stock, $.001 par value of the Company (the "Candie's Common Stock"), and into options to purchase 0.405 shares of, Candie's Common Stock, respectively.

At the effective date, there were 5,743,639 outstanding shares of NRC Common Stock and options to purchase 1,585,000 shares of NRC Common Stock. The 5,743,639 shares were converted to 2,326,173 shares of Candie's Common Stock and the 1,585,000 options were converted into options to purchase 641,925 shares of Candie's Common Stock. NRC also owned 1,227,696 shares of Candie's Common Stock and had options and warrants to purchase an additional 800,000 shares of
Candie's Common Stock. The options and warrants were extinguished upon consummation of the merger.

On September 24, 1998 the Company, through a wholly owned subsidiary, acquired all of the outstanding shares of Michael Caruso & Co., Inc. ("Caruso"). Under the terms of the agreement, the Company acquired the BONGO trademark as well as certain other related trademarks and two license agreements, one for kids' and one for large size jeanswear. Caruso was a licensor of certain trademarks relating to footwear products sold by the Company, which license was terminated as of the closing.

The purchase price for the shares acquired was approximately $15,250,000 and was paid at the closing in 1,967,742 shares of Candie's Common Stock (each share being valued at $7.75), plus $100,000 in cash. The consideration may be subject to upward adjustment based on the closing market price of the Candie's Common Stock during the six month period immediately following the closing.

On September 15, 1998, the Board of Directors of the Company authorized management to repurchase up to two million shares of the Candie's Common Stock. As of October 31, 1998, 85,200 shares were repurchased in the open market, at an aggregate cost of approximately $371,000. No additional shares have been repurchased since October 31, 1998. The Company intends, subject to certain conditions, to buy shares on the open market from time-to-time, depending on market conditions.

On May 27, 1998, the Company entered into a three year $35 million revolving credit facility (the "Facility"). Under certain conditions, including the addition of a second lender, the Facility may increase to a maximum of $50 million. On August 4, 1998, BankBoston, N.A. entered into a co-lending arrangement and became a participant in the revolving credit Facility with NationsBanc Commercial Corporation.

Borrowings under the Facility currently bear interest at 1.75% below the prime rate (8% at October 31, 1998) and the Company also has the option to borrow at either LIBOR plus 1.25% or the banker's acceptance rate plus 1%. These rates are fixed and subject to an increase or decrease based on certain conditions beginning in November 1998. The Company pays a commitment fee of 1/4% on the unused portion of the Facility.

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


Liquidity and Capital Resources - Continued

Cash requirements fluctuate from time to time due to seasonal requirements, including the timing of receipt of merchandise and various other factors. The Company believes that it will be able to satisfy its ongoing cash requirements for the foreseeable future, including requirements for its expansion, primarily with cash flow from operations, supplemented by borrowings under the Facility.

Year 2000

The Company has assessed the issues associated with its existing computer system with respect to a two-digit year value as the year 2000 approaches. The Company believes a significant portion of the Company's Year 2000 issues will be resolved by the installation of a Year 2000 compliant information system. The new systems are designed to handle the Company's information systems for order processing, warehousing and finance on a fully integrated enterprise-wide basis.

In addition, the Company has been in contact with its suppliers and other third parties with which it does business to determine the extent which they may be vulnerable to Year 2000 issues. As this assessment progresses, matters may come to the Company's attention which could give rise to the need for remedial measures which have not yet been identified. The Company cannot currently predict the potential effect of third parties Year 2000 issues on its business. Throughout 1998 and 1999 the Company intends to address all material internal systems and third party issues. The Company intends to utilize both internal and external resources to replace and test the systems for the Year 2000 modifications.

The Company does not expect expenditures relating to the Year 2000 issues to be material and does not expect costs associated with the Year 2000 to have a significant impact on the Company's results of operations or financial position. However, there can be no assurance that the Company will not experience unexpected difficulties in connection with the Year 2000 or that the systems of other companies on which the Company's systems rely will be timely converted.

PART II.  Other Information


Item 1. Legal Proceedings

     The Company is party to certain litigation incurred in the normal course of business. While any litigation has an element of uncertainty, the Company believes that the final outcome of any of these matters will not have a material adverse effect on the Company's financial position or future liquidity.

Item 2. Changes in Securities

     During the quarter ended October 31, 1998, the Registrant issued five-year options to purchase an aggregate of 1,403,000 shares of its common stock at an average exercise price of $4.32. The foregoing options were acquired by the holders for investment in private transactions exempt from registration by Sections 2(3) or 4(2) of the Securities Act of 1933.

     On August 18, 1998, the Registrant issued 2,326,173 shares of its common stock in connection with the merger with New Retail Concepts, Inc.

     On September 24, 1998, the Registrant issued 1,967,742 shares of its common stock in connection with the acquisition of all the outstanding shares of Michael Caruso & Co., Inc. in a private transaction exempt from registration by Section 4(2) of the Securities Act of 1933 as amended.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Not applicable.

Item 6. Exhibits and Reports on Form 8-K

     A. Exhibit 10.1 - Joint Venture Agreement

     B. Exhibit 27 - Financial Data Schedule

     C. Reports on Form 8-K

          1. The Registrant filed a report on Form 8-K dated August 18, 1998 with respect to the merger with New Retail Concepts, Inc.

          2. The Registrant filed a report on Form 8-K dated September 24, 1998 regarding the acquisition of Michael Caruso & Co., Inc.

          3. The Registrant filed an Amendment No.1 on Form 8-K/A on December 4, 1998 with respect to the inclusion of financial statements and pro-forma financial information related to the Michael Caruso & Co., Inc. acquisition which were not included in the original Form 8-K filing on September 24, 1998.

Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 CANDIE'S, INC.
                                           ------------------------------------
                                                  (Registrant)


Date     December 15, 1998                 /s/ Neil Cole
                                           ------------------------------------
                                           Neil Cole
                                           Chief Executive Officer
                                           (on Behalf of the Registrant)

Date     December 15, 1998                 /s/ David Golden
                                           ------------------------------------
                                           David Golden
                                           Senior Vice President and
                                           Chief Financial Officer

Index to Exhibits


Exhibit
Numbers             Description
-------             -----------


10.1                Joint Venture Agreement

27                  Financial Data Schedule