Form 10-K
period 1999-01-31
CANDIES INC
filed 1999-09-22
CIK 857737

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------
                                    FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended January 31, 1999

                                       OR

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No _X_

     Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of the voting stock held by non-affiliates of the registrant (based upon the last available closing sale price of $3.0625 on May 12, 1999 prior to trading being halted on May 13, 1999) was approximately $39,734,000.

     As of August 31, 1999, 17,897,166 shares of Common Stock, par value $.001 per share were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

                            CANDIE'S, INC.-FORM 10-K

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I

         Item 1.  Business...................................................  1
         Item 2.  Properties.................................................  9
         Item 3.  Legal Proceedings.......................................... 10
         Item 4.  Submission of Matters to a Vote of Security Holders........ 10

PART II

         Item 5.  Market for Registrant's Common Equity and
                  Related Stockholder Matters................................ 11
         Item 6.  Selected Financial Data.................................... 11
         Item 7.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations........................ 12
         Item 7A. Quantitative and Qualitative Disclosure About Market Risk.. 19
         Item 8.  Financial Statements and Supplementary Data................ 19
         Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure................................... 19

PART III

         Item 10. Directors and Executive Officers of the Registrant......... 21
         Item 11. Executive Compensation..................................... 22
         Item 12. Security Ownership of Certain Beneficial Owners
                  and Management............................................. 27
         Item 13. Certain Relationships and Related Transactions............. 29

PART IV

         Item 14.  Exhibits, Financial Statement Schedules, and
                   Reports on Form 8-K....................................... 30

Signatures................................................................... 31

Consolidated Financial Statements............................................F-1

PART I

Item 1.  Business

Introduction

     The history of the "CANDIE'S" brand spans over 21 years and has become synonymous with young, casual, but fashionable, footwear marketed by innovative advertising and celebrity spokespersons. Candie's, Inc., which was incorporated in Delaware in 1978, and its subsidiaries (collectively, the "Company") is currently engaged primarily in the design, marketing, and distribution of moderately-priced women's casual and fashion footwear under the CANDIE'S(R) and BONGO(R) trademarks for distribution within the United States to department, specialty, chain and four company-owned stores and to specialty stores internationally. The Company also markets and distributes, children's footwear under the CANDIE'S and BONGO trademarks, and arranges for the manufacture of footwear products for mass market and discount retailers under the private label brand of the retailer or other trademarks owned or licensed by the Company. In addition, the Company distributes a variety of men's workboots, hiking boots, winter boots, and outdoor casual shoes designed and marketed by the Company's wholly-owned subsidiary, Bright Star Footwear, Inc. ("Bright Star"), under private labels and the ASPEN(R) brand name, which is licensed by the Company from a third party.

     The Company also markets and distributes moderately-priced handbags under the CANDIE'S and BONGO trademarks to department, specialty, and chain stores in the United States and internationally to specialty stores. Unzipped Apparel, LLC ("Unzipped"), the Company's joint venture with Sweet Sportswear LLC ("Sweet"), markets and distributes jeanswear and apparel under the Candie's and BONGO label to department, specialty, and chain stores in the United States.

     During the fiscal year ended January 31, 1999 ("Fiscal 1999"), the Company adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. The adoption of SFAS No. 131 did not affect the Company's consolidated financial position or results of operations because the Company operates in one segment. See Note 14 of the Notes to the Financial Statements.

Recent Developments

     During the course of its uncompleted audit of the Company's financial statements for Fiscal 1999, Ernst & Young, LLP ("E & Y"), the Company's auditors until June 17, 1999, informed the Company that it had been unable to obtain sufficient evidentiary support to determine the appropriateness of the accounting that the Company had applied to certain transactions that could affect the Company's financial results for the first three quarters of Fiscal 1999 and Fiscal 1999 as a whole and for the Company's fiscal year ended January 31, 1998 ("Fiscal 1998").

     In response to these issues, on May 14, 1999, the Company's Audit Committee of the Board of Directors (the "Board") appointed a Special Committee to conduct an independent investigation of such transactions, and any other transactions or matters that it might discover during the course of the investigation. To assist the Special Committee in its investigation and the accounting analysis, the Special Committee retained the law firm of Squadron Ellenoff Plesent & Sheinfeld LLP, which, in turn, retained the accounting firm of PricewaterhouseCoopers LLP.

     On June 10, 1999, Frank Marcinowski, the Company's controller assumed the position of the Company's interim Chief Financial Officer, a position formerly held by David Golden ("Golden"). On or about June 17, 1999, the Company terminated the services of E & Y. See Item 9 "Changes in and Disagreements with Accountants". On June 22, 1999, the Company retained the accounting firm of BDO Seidman, LLP ("BDO") to replace E & Y as its independent auditors to audit its financial statements with respect to Fiscal 1998 and Fiscal 1999.

     On or about August 26, 1999, the Special Committee completed its investigation and reported to the Board as to its findings and recommendations. The Special Committee recommended, among other things, that the Company implement certain remedial procedures and systems.

     In September 1999, BDO completed its audits of Fiscal 1998 and Fiscal 1999. As a result of the audit, the financial statements of the Company for Fiscal 1998 and for the first three quarters of Fiscal 1999 have been restated from amounts previously reported. The effects of the restatements are presented in Notes 16 and 17 of the Notes to the Financial Statements and have been reflected herein.

     In addition to the restatements reflected herein, the Company plans to restate its previously issued financial statements for the three quarters ended April 30, 1998, July 31, 1998 and October 31, 1998 by filing the Company's Quarterly Reports on Form 10-Q/A for the three quarters ended April 30, 1998, July 31, 1998 and October 31, 1998, respectively.

     Since May 1999, several lawsuits have been filed against the Company and certain of its current and former officers and directors alleging violations of the federal securities laws. These lawsuits have been consolidated into a single action currently pending in the United States District Court for the Southern District of New York. The staff of the Securities and Exchange Commission have also commenced a formal investigation into the Company's actions in connection with the accounting issues that have been raised and were the subject of the investigation by the Special Committee. See Item 3 "Legal Proceedings".

Background of the Company and Acquisitions

     The Company began to license the use of the CANDIE'S trademark from New Retail Concepts, Inc. ("NRC") in June 1991, and in March 1993, purchased ownership of the CANDIE'S trademark from NRC together with certain pre-existing licenses of NRC, a then publicly traded company engaged primarily in the licensing and sublicensing of fashion trademarks and a significant shareholder of the Company. NRC's principal shareholder was also the Company's President and Chief Executive Officer.

     Effective August 18, 1998 (the "Effective Date"), the Company completed a merger with NRC (the "Merger"). Each issued and outstanding share of NRC common stock $.01 par value (the "NRC Common Stock"), and each issued and outstanding option to purchase one share of NRC Common Stock, prior to the Effective Date, was converted, respectively, into 0.405 shares of common stock, $.001 par value of the Company (the "Candie's Common Stock"), and into options to purchase 0.405 shares of Candie's Common Stock, respectively.

     At the Effective Date, there were 5,743,639 outstanding shares of NRC Common Stock and options to purchase 1,585,000 shares of NRC Common Stock. The 5,743,639 outstanding shares were converted to 2,326,174 shares of Candie's Common Stock and the 1,585,000 options were converted into options to purchase 641,925 shares of Candie's Common Stock. NRC also owned 1,227,696 shares of Candie's Common Stock and had options and warrants to purchase an additional 800,000 shares of Candie's Common Stock. These options and warrants were extinguished upon consummation of the Merger.

     The transaction was accounted for using the purchase method of accounting. The results of operations of NRC are included in the accompanying consolidated financial statements from the date of the Merger.

     The cost of the acquisition, including acquisition expenses of $700,000, after netting the value of the reacquired Company shares, warrants and options totaled approximately $5.6 million. This resulted principally in purchase price allocation to the licenses acquired of $340,000 and a trademark value of $5,214,000. Deferred tax liabilities resulting from this transaction totaled approximately $2,110,000, which amount was recorded as goodwill.

Acquisition of Michael Caruso & Co., Inc.

     On September 24, 1998, the Company, through a wholly owned subsidiary, acquired all of the outstanding shares of Michael Caruso & Co., Inc. ("Caruso"). As a result of the transaction, the Company acquired the BONGO trademark as well as certain other related trademarks and two license agreements for use of the BONGO trademark, one for children's and one for large size jeanswear. Prior to the closing of the acquisition, Caruso was the licensor of the BONGO trademark for use on footwear products sold by the Company, which license was terminated as of the closing .

     The purchase price for the shares acquired was approximately $15.4 million and was paid at the closing in 1,967,742 shares of Candie's Common Stock (each share being valued at $7.75), plus $100,000 in cash. On March 24, 1999, 547,722 additional shares of Candie's Common Stock were delivered to the sellers upon the six month anniversary of the closing based on a contingency clause in the agreement requiring an upward adjustment in the number of shares delivered at closing. The issuance of the contingent consideration had no effect on the purchase price.

     This transaction was accounted for using the purchase method of accounting. The results of operations of Caruso are included in the accompanying financial statements from the date of acquisition. The total purchase price of approximately $15.6 million, including acquisition expenses of approximately $250,000, but excluding the contingency shares described above, resulted principally in a purchase price allocation to the licenses acquired of $2.7 million and a trademark value of $11.8 million.

Formation of Unzipped Apparel LLC

     On October 7, 1998, the Company formed Unzipped with its joint venture partner Sweet, the purpose of which is to market and distribute apparel under the BONGO and CANDIE'S labels. Candie's and Sweet each have a fifty percent interest in Unzipped. Pursuant to the terms of the joint venture, Candie's licenses the CANDIE'S and BONGO trademarks to Unzipped for use in the design, manufacture and sale of certain designated apparel products. See "Management's Discussion and Analysis of Financial Condition and Results of Operation and Note 2 to Financial Statements."

Products

     CANDIE'S Footwear Products. The CANDIE'S brand, consisting of fashion and casual footwear, is designed primarily for women aged 12-34 and girls aged 4-11. The footwear features a variety of styles. The retail price of CANDIE'S footwear generally ranges from $30 - $60 for women's styles and $25 - $45 for girl's styles. Four times per year, as part of its Spring and Fall collections, the Company designs and markets 30 to 40 different styles. Approximately one-third of CANDIE'S women's styles are "updates" of the Company's most popular styles from prior periods, which the Company considers its "core" products. Approximately three-quarters of the children's styles are versions of the best selling women's styles and the remaining one quarter are designed specifically for the children's line.

     The Company's designers analyze and interpret fashion trends and translate such trends into shoe styles consistent with the CANDIE'S image and price points. Fashion trend information is compiled by the Company's design team through various methods, including travel to Europe and throughout the world to identify and confirm seasonal trends, utilization of outside fashion forecasting services and attendance at trade shows and seminars. Each season, subsequent to the final determination of that season's line by the design team and management (including colors, trim, fabrics, constructions and decorations), the design team travels to the Company's manufacturers to oversee the production of the initial sample lines.

     CANDIE'S Handbag Products. The Company began to design, market, and distribute women's handbags in the Fall of 1998 to department and specialty stores in the United States. The retail prices range from $28 - $36.

     BONGO Footwear, Jeanswear and Handbag Products. The Company designs, markets, and distributes fashion and casual footwear and handbags at value price points under the BONGO name for women aged 12-34 and girls aged 4-11. In addition, the Company through its joint venture, Unzipped designs, markets and distributes jeanswear and apparel to the same targeted markets. The BONGO product lines are marketed to department, specialty, and chain stores in the United States. The retail prices range from $20 - $45 for footwear, $35-40 for jeanswear and $15 - $25 for handbags.

     Private Label Products. In addition to sales under the CANDIE'S and BONGO trademarks, the Company arranges for the manufacture of women's footwear, acting as agent for mass market and discount retailers, primarily under the retailer's private label brand. Most of the private label footwear is presold against purchase orders and is backed by letters of credit opened by the applicable retailers. In certain instances the Company receives a commission based upon the purchase price of the products purchased from the manufacturer for providing design expertise, arranging for the manufacturing of the footwear, overseeing production, inspecting the finished goods and arranging for the sale of the finished goods by the manufacturer to the retailer.

     Bright Star Footwear. Bright Star, acting principally as agent for its customers, designs, markets and distributes a wide variety of men's branded and unbranded workboots, hiking boots, winter boots and leisure footwear. Branded products are marketed under the private label brand names of Bright Star's customers or under the Company's licensed brand, ASPEN. Bright Star's customer base includes discount and specialty retailers. Bright Star's products are generally directed toward the mid-priced market. The retail prices of Bright Star's footwear generally range from $25 to $75. The majority of Bright Star's products are sold on a commission basis.

Retail Operations

The Company operates four retail stores, two outlets and two specialty stores, and has entered into a lease for fifth store (an outlet). The Company anticipates opening additional retail stores as opportunities make themselves available. Retail revenues in Fiscal 1999 were 1.5% of net revenues.

The Company operates its retail stores primarily to reach customers who prefer a specialty retail environment and to increase brand awareness. The Company also believes that retail stores will provide an opportunity for the Company to showcase its increasing range of goods, which currently includes apparel, fragrance, socks and sunglasses.

The success of the Company's new and existing retail stores will depend on various factors, including general economic and business conditions affecting consumer spending, the acceptance by consumers of the Company's retail concept, the ability of the Company to manage its retail operations and the availability of desirable locations and favorable lease terms.

Website

The Company maintains a product website to provide information about the Company's products (www.candies. com), and a corporate website to provide information about the Company (www.candiesinc.com). The Company has plans to expand its product website to present an attractive interactive site through which the Company's products will eventually be offered through e-commerce.

Manufacturing and Suppliers

     The Company does not own or operate any manufacturing facilities. The Company's footwear products are manufactured to its specifications by a number of independent suppliers currently located in Brazil, China, Spain, Italy, and Taiwan. The Company believes that such diversification permits it to respond to customer needs and helps reduce the risks associated with foreign manufacturing. The Company has developed, and seeks to develop, long-term relationships with manufacturers that can produce a high volume of quality products at competitive prices.

     The Company negotiates the prices of finished products with its suppliers. Such suppliers manufacture the products themselves or subcontract with other manufacturers or suppliers. Finished goods are purchased primarily on an open account basis, generally payable within 7 to 45 days after shipment.

     Most raw materials necessary for the manufacture of the Company's footwear are purchased by the Company's suppliers. Although the Company believes that the raw materials required (which include leather, nylon, canvas, polyurethane and rubber) are available from a variety of sources, there can be no assurance that any such materials will continue to be available on a timely or cost-effective basis.

     Once the design of a new shoe is completed (including the production of samples), which generally requires approximately three months, the shoe is offered for sale to wholesale purchasers. After orders are received by the Company, the acquisition of raw materials, the manufacture of the shoes and shipment to the customer each take approximately one additional month.

     For Fiscal 1999, and Fiscal 1998, Redwood Shoe Corp. ("Redwood"), a related party buying agent for the Company, initiated the manufacture of approximately 60% and 80%, respectively, of the Company's total footwear purchases. At August 31, 1999, the Company had $6,429,000 of open purchase commitments with Redwood.

     There can be no assurance that, in the future, the capacity or availability of manufacturers or suppliers will be adequate to meet the Company's product needs.

Tariffs, Import Duties and Quotas

     All products manufactured overseas are subject to United States tariffs, customs duties and quotas. In accordance with the Harmonized Tariff Schedule, the Company pays import duties on its footwear products manufactured outside of the United States rates ranging from approximately 3.2% to 48%, depending on whether the principal component of the product, which varies from product to product is leather or some other material. Accordingly, the import duties vary with each shipment of footwear products. Since 1981, there have not been any quotas or restrictions, other than the duties mentioned above, imposed on footwear imported by the Company into the United States.

     The Company is unable to predict whether, or in what form, quotas or other restrictions on the importation of its footwear products may be imposed in the future. Any imposition of quotas or other import restrictions could have a material adverse effect on the Company.

     In addition, other restrictions on the importation of footwear and apparel are periodically considered by the United States Congress and no assurance can be given that tariffs or duties on the Company's goods may not be raised, resulting in higher costs to the Company, or that import quotas respecting such goods may not be lowered, which could restrict or delay shipment of products from the Company's existing foreign suppliers.

Backlog

     On September 16, 1999, the Company had an estimated backlog of orders of its products of approximately $30,191,000, as compared to a backlog of approximately $44,135,000 at September 16, 1998. The backlog at any particular time is affected by a number of factors, including seasonality, the buying policies of retailers, scheduling, and the manufacture and shipment of products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Seasonality

     In previous years, demand for the Company's footwear peaked during the months of June through August (the Fall/back-to-school selling season). As a result, shipment of the Company's products in previous years were heavily concentrated in its second and third fiscal quarters. Accordingly, historically, operating results have fluctuated significantly from quarter to quarter.

Customers and Sales

     During Fiscal 1999, the Company sold its footwear products to more than 1,540 retail accounts consisting of department stores, including Federated Stores (which include Macy's and Bloomingdale's), Nordstrom's and May Company, mass merchandisers, shoe stores and other outlets in the United States. No individual customer accounted for more than 10% of the Company's revenues during Fiscal 1999, although the Company has five customers that each accounted for between approximately 5.2% and 6.1% of the Company's net revenues in Fiscal 1999, and between 5.7% and 8.8% in Fiscal 1998.

     The Company has international distribution agreements with United Authentics, GmbH for exclusive distribution of footwear in Germany and Austria through January 31, 2002, Bata Shoe Pte. Ltd. of Singapore for exclusive distribution of footwear in Singapore through April 2000, Sports Odyssey of Canada for exclusive distribution of footwear in Canada through January 31, 2002, Dafna-Hulate Shoe Distribution Ltd. for exclusive distribution of footwear in Israel through January 31, 2002, and Calego International, Inc. for exclusive distribution of handbags in Canada through March 31, 2003. Pursuant to the terms of such distribution agreements, the distributor purchases certain minimum volumes of products from the Company for distribution in specialty stores throughout these territories and pays the Company royalties on such purchases. There can be no assurance that such customers will continue to purchase products from the Company or utilize its services in the future in the United States or abroad.

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

     The Company utilizes the services of nine full time sales persons, all of whom are independent contractors, who are compensated on a commission basis. The Company emphasizes customer service in the conduct of its operations and maintains a customer service department. The Company's customer service department processes customer purchase orders and supports the sales representatives by coordinating orders and shipments with customers.

Trademarks and Licensing

     The Company owns federal registrations or has pending federal registrations in the United States Patent and Trademark Office for CANDIE'S and BONGO in both block letter and logo format for use on footwear, apparel, fragrance, handbags and various other goods and services. In addition, from time to time the Company registers certain of its trademarks in other countries and regions including Canada, Europe and South and Central America.

     The Company regards the trademarks and other intellectual property rights that it owns and uses as valuable assets and intends to defend them vigorously against infringement. There can be no assurance, however, that the CANDIE'S or BONGO trademarks, or any other trademark which the Company owns or uses, does not, and will not, violate the proprietary rights of others, that any such trademark would be upheld if challenged, or that the

Company would, in such an event, not be prevented from using such trademarks, any of which events could have a material adverse effect on the Company. In addition, there can be no assurance that the Company will have the financial or other resources necessary to enforce or defend an infringement action.

     The Company also owns other registered and unregistered trademarks which it does not consider to be material to its current operations.

     The Company has pursued and intends to pursue licensing opportunities for its trademarks as an important means for reaching the targeted consumer base, increasing brand awareness in the marketplace and generating additional income. Potential licensees are subject to a selective process performed by the Company's management. The Company will enter into licensing agreements with additional parties in addition to those described below only if there is a compatibility of quality standards, brand perception, distribution capabilities, experience in a respective business, financial stability, and marketability of a proposed product.

     During Fiscal 1999, the Company entered into licenses for use of the CANDIE'S trademark on fragrance, hosiery and eyewear. Pursuant to the first license, the Company granted Liz Claiborne Cosmetics, Inc. the exclusive right to license the CANDIE'S name and other trademarks for a variety of fragrance and fragrance-related products throughout the world for a term of approximately 15 years ending December 31, 2012. The licensee has a renewal option for a term of five to ten years ending December 31, 2017 or December 31, 2022, as applicable, depending upon the licensee's sales performance during the initial term. Pursuant to the second license, the Company granted Ben Berger LLC, the exclusive right to license the CANDIE'S brand for socks and tights throughout the United States and Canada for a term of three years ending January 31, 2002. The licensee has a renewal option for a term of two years ending January 31, 2004, if it, among other things, achieves threshold minimum sales during the initial term. Pursuant to the third license, the Company granted Viva Optique, Inc. the exclusive right to license the CANDIE'S brand for sunglasses and eyewear throughout the world for a term of three years ending January 31, 2002. The licensee has renewal options for consecutive terms of three years each ending January 31, 2005 and January 31, 2008, respectively, if, among other things, it achieves threshold minimum sales during the initial term.

     The Company also assumed, as a result of the Caruso acquisition, two licensing agreements for the BONGO trademark, one for the exclusive right to license the BONGO trademark throughout the United States and its territories and possessions for junior denim/sportswear with Jenna Lane Licensing I, Inc., for a term of approximately three and a half years ending March 31, 2002, with an option to renew if licensee, among other things, achieves threshold minimum sales during the initial term, and one for the exclusive right to license the BONGO trademark throughout the United States and its territories and possessions for junior plus size denim/sportswear with M. Fine & Sons Company, Inc., for a term of four years ending May 31, 2002, with an option for licensee to renew for a term of three years if licensee, among other things, achieves threshold minimum sales during the initial term.

     Also during Fiscal 1999, the Company entered into a licensing arrangement with Unzipped, pursuant to which Unzipped has the exclusive license to use the CANDIE'S and BONGO trademarks for the purpose of manufacturing, distributing and marketing apparel and jeanswear through January 31, 2003, throughout the United States and its territories and possessions.

     In connection with the Merger, the Company assumed a license agreement with Wal-Mart which expires in July 2002, with respect to the NO EXCUSES trademark.

     During the fiscal year ended January 31, 1997 ("Fiscal 1997"), the Company licensed the CANDIE'S trademark for use in connection with the manufacture and distribution of women's intimate apparel and children's footwear. The Company terminated both of these licenses during Fiscal 1998. The children's footwear license was terminated because the Company commenced distributing its own line of children's footwear under the CANDIE'S trademark. The women's intimate apparel license was terminated because the Company perceived a conflict between the licensee's level of retail distribution and the current retail market for the company's footwear.

     The Company also sells footwear under the ASPEN trademark pursuant to a license from Aspen Licensing International, Inc. The ASPEN license agreement, which was amended on September 22, 1998, grants Bright Star the exclusive right to market and distribute certain categories of footwear under the ASPEN trademark in the United States, its territories and possessions, for a term expiring on September 30, 2000. Although the Company will seek to renew the ASPEN license, there can be no assurance that the Company can successfully negotiate a renewal of such license on terms acceptable to it. The ASPEN licenses require the Company to pay minimum royalties based on percentages of sales exceeding certain minimum amounts.

Competition

     The footwear industry is extremely competitive in the United States and the Company faces substantial competition in each of its product lines from, among others, Skechers, 9 & Co. and Esprit. In general, competitive factors include quality, price, style, name recognition and service. In addition, the presence in the marketplace of various fashion trends and the limited availability of shelf space can affect competition. Many of the Company's competitors have substantially greater financial, distribution, marketing and other resources than the Company and have achieved significant name recognition for their brand names. There can be no assurance that the Company will be able to compete successfully with the other companies marketing these types of products.

Employees

     At August 31, 1999, the Company employed 129 persons, 91 full-time and 38 part-time, of whom three are executives and the remainder are management, sales, marketing, product development, administrative, customer service representatives and retail store personnel. None of the Company's employees are represented by a labor union. The Company also utilizes the services of nine independent contractors who are engaged in sales. The Company considers its relations with its employees to be good.

Item 2.  Properties

     The Company currently occupies 19,653 square feet of office and showroom space at 2975 Westchester Avenue, Purchase, New York pursuant to a lease which expires on April 1, 2000 subject to the Company's right to renew the lease for an additional five year term under certain cirumstances. The monthly rental expense pursuant to the lease is $32,755 through the expiration date of the lease. The Company also maintains four domestic retail stores of which three are located in suburban shopping malls in various locations in the New York Metropolitan area and one is located in a mall in New Jersey. The leases for the retail stores expire at various times between October 2002 and October 2009. In addition to specified monthly rental payments, additional rent at all shopping mall locations is based on percentages of annual gross sales of the retail store exceeding certain and proportionate amounts of monthly real estate taxes, utilities and other expenses relating to the shopping mall.

     The Company also occupies showrooms at : (i) the fifth and sixth floors at 215 W. 40th Street, New York; (ii) the fourteenth floor at 215 West 40th Street, New York, NY; and the (iii) the fifth floor at 320 Fifth Avenue, New York, NY. The lease for the fifth and sixth floors at 215 West 40th Street, New York, NY, which space will be used both as a showroom for the CANDIE'S brand and as office space, is held jointly in the name of Showroom Holding Co., Inc. (a wholly-owned subsidiary of the Company) and Unzipped and provides for monthly rental of $19,280 once the Company fully occupies both floors, and a lease expiration of March 31, 2003. The Company currently occupies only the fifth floor at 215 West 40th Street, New York, NY, which has a monthly rental of $9,780. The monthly rental for the fourteenth floor at 215 West 40th Street, New York, NY, which is used as showroom space for the BONGO brand, is $7,500, with that lease expiring on July 31, 2001. The lease for the fifth floor at 320 Fifth Avenue, New York, NY, which was assigned in the acquisition of Caruso and is in the name of Michael Caruso & Co., Inc., which space is used as a handbag showroom for both brands, has a monthly rental of $2,472 and expires on February 28, 2002.

Item 3.  Legal Proceedings

     Several lawsuits have recently been filed against the Company and certain of its current and former officers and directors in the United States District Court for the Southern District of New York. There can be no assurance that the Company will successfully defend these lawsuits.

     On May 17, 1999, a purported stockholder class action complaint was filed in the United States District Court for the Southern District of New York, against the Company and certain of its current and former officers and directors which together with certain other complaints subsequently filed in the same court alleging similar violations were consolidated in one lawsuit, Willow Creek Capital Partners, L.P., v. Candie's, Inc. A consolidated complaint was served on the Company on or about August 24, 1999. The consolidated complaint includes claims under sections 11, 12 and 15 of the Securities Act of 1933 and sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934. The consolidated complaint is brought on behalf of all persons who acquired securities of the Company between May 28, 1997 and May 12, 1999, and alleges that the plaintiffs were damaged by reason of the Company's having issued materially false and misleading financial statements for Fiscal 1998 and the first three quarters of Fiscal 1999, which caused the Company's securities to trade at artificially inflated prices. An unfavorable resolution of this action could have a material adverse effect on the business, results of operations, financial condition or cash flows of the Company.

     On August 4, 1999, the staff of the Securities and Exchange Commission advised the Company that it had commenced a formal investigation into the actions of the Company and others in connection with, among other things, the accounting issues that have been raised and that were the subject of the investigation of the Special Committee.

     The Company is also a party to certain litigation incurred in the normal course of business. While any litigation has an element of uncertainty, the Company believes that the final outcome of any of these routine matters will not have a material effect on the Company's financial position or future liquidity. Except as set forth in this Item 3, the Company knows of no material legal proceedings, pending or threatened, or judgments entered, against any director or officer of the Company in his capacity as such.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     As of result of its public announcements that the Company may have to restate its financial results for Fiscal 1998 and the first three quarters of Fiscal 1999, on May 13, 1999, the Company's stock, which has been traded on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") since January 22, 1990 (under the symbol "CAND") was halted. During suspension of the Company's stock the stock is listed under the symbol "CANDE". The following table sets forth, for the indicated periods, the high and low sales prices for the Common Stock as reported by NASDAQ:

                                                       High           Low
                                                       ----           ---

Fiscal Year Ended January 31, 1999
         Fourth Quarter......................         $6.25          $2.62
         Third Quarter.......................          7.37           3.81
         Second Quarter......................          8.25           5.87
         First Quarter.......................          8.62           4.75

Fiscal Year Ended January 31, 1998
         Fourth Quarter......................         $7.25          $4.63
         Third Quarter.......................          7.88           4.13
         Second Quarter......................          5.69           3.63
         First Quarter.......................          6.88           4.25


     As of August 31, 1999, there were approximately 1,450 holders of record of the Company's Common Stock. The Company believes that, in addition, there are in excess of 1,000 beneficial owners of its Common Stock, which shares are held in "street name."

     The Company has not paid cash dividends on its Common Stock since its inception. The Company anticipates that for the foreseeable future, earnings, if any, will be retained for use in the business or for other corporate purposes, and it is not anticipated that any cash dividends will be paid by the Company in the foreseeable future.

     During the fiscal quarter ended January 31, 1999, the Company issued ten-year options to its employees to purchase an aggregate of 195,000 shares of its common stock at exercise prices of (i) $2.875 for 75,000 shares, (ii) $3.25 for 30,000 shares (iii) $3.50 for 70,000 shares and (iv) $3.875 for 20,000 shares. The foregoing options were acquired by the holders for investment in private transactions exempt from registration by virtue of either Sections 2(a)
(3) or 4(2) of the Securities Act of 1933 (the "Act").

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

Operations" and the Company's consolidated financial statements, including the notes thereto, included elsewhere herein.

                                                                                  Year Ended January 31,
                                                     ------------------------------------------------------------------------------
                                                       1999              1998             1997             1996             1995
                                                     ---------         ---------        ---------        ---------        ---------
                                                                       (Restated)
Operating Data:

Net revenues ................................        $ 114,696         $  89,297        $  45,005        $  37,914        $  24,192

Operating income (loss) .....................              786             4,889              891            2,057           (1,391)

Net income (loss) ...........................             (641)            3,405            1,145            1,054               27

(Loss) earnings  per share:
   Basic ....................................        $    (.04)        $     .30        $     .13        $     .12        $     .00

   Diluted ..................................             (.04)              .25              .11              .11              .00

Weighted average number of
common shares outstanding:
   Basic ....................................           15,250            11,375            9,143            8,726            6,398

   Diluted ..................................           15,250            13,788           10,152            9,427            6,461


                                                                                       At January 31,
                                                     ------------------------------------------------------------------------------
                                                       1999              1998             1997             1996             1995
                                                     ---------         ---------        ---------        ---------        ---------
                                                                       (Restated)
Balance Sheet Data:

Current Assets ..............................        $  45,216         $  21,459        $   9,039        $   5,969        $   4,104

Total assets ................................           74,600            29,912           14,709           11,746           10,290

Long-Term debt ..............................              219              --               --               --               --

Total stockholders' equity ..................           51,849            23,550            8,608            5,586            4,392


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995. The statements that are not historical facts contained in Item 7 and elsewhere in this Annual Report on Form 10-K are forward looking statements that involve a number of known and unknown risks, uncertainties and other factors, all of which are difficult or impossible to predict and many of which are beyond the control of the Company, which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements.

     Such factors include, but are not limited to, uncertainty regarding continued market acceptance of current products and the ability to successfully develop and market new products particularly in light of rapidly changing fashion trends, the impact of supply and manufacturing constraints or difficulties relating to the Company's dependence on foreign manufacturers, uncertainties relating to customer plans and commitments, competition, uncertainties relating to economic conditions in the markets in which the Company operates, the ability to hire and retain key personnel, the ability to obtain capital if required, the risks of litigation, the risks of uncertainty of trademark protection, Year 2000 compliance the uncertainty of marketing and licensing the trademarks acquired during Fiscal 1999 and other risks detailed below and in the Company's Securities and Exchange Commission filings, and uncertainty associated with the impact on the Company in relation to recent events discussed herein under "Item 1. Business-Recent Developments".

     The words "believe", "expect", "anticipate", "seek" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date the statement was made.

General Introduction

     Although the Company's net revenues increased by approximately 28% in Fiscal 1999, as noted below, the net loss reflects the significant increase in general and administrative expenses primarily due to the impact of the Company's expansion outside of its core footwear products to include, handbags, international distribution channels and the growth of licensing as well as the equity loss in Unzipped, the Company's joint venture project. Although the financial results for the fiscal year ending January 31, 2000 are expected to reflect the benefits of the continued development and growth of the new business initiatives described above, the overall financial results are expected to be adversely affected, among other things, by a slight downturn in the core business which is not expected to recover in Fiscal 2000, additional professional expenses related to the completion of the Fiscal 1999 audit, defense of on-going litigation and the non-recurring costs associated with the Special Committee. The Company anticipates reporting operating and net losses for the fiscal quarters ended April 30, 1999 and July 31, 1999. See Item 3 "Legal Proceedings".

     In addition, the timing of the receipt of future revenues could be impacted by the recent trend among retailers in the Company's industry to order goods closer to a particular selling season than they have historically done so. The Company continues to seek to expand and diversify its product lines to help reduce the dependence on any particular product line and lessen the impact of the seasonal nature of its business. However, the success of the Company will still largely remain dependent on its ability to accurately predict upcoming fashion trends among its customer base, build and maintain brand awareness and to fulfill the product requirements of its retail channel within the shortened timeframe required. Unanticipated changes in consumer fashion preferences, slowdowns in the United States economy, changes in the prices of supplies, consolidation of retail establishments, among other factors noted herein, could adversely affect the Company's future operating results.

Results of Operations

Fiscal 1999 Compared with Fiscal 1998

     Revenues. Net revenues increased by $25,399,000, or 28.4% to $114,696,000, primarily due to increased brand awareness and consumer acceptance due to the Company's increased sales and marketing efforts, the continued growth of children's footwear products, the launch of handbags and increased international distribution of products.

     Gross Profit. Gross Profit margins decreased to 22.9% from 24.6% in the restated prior year. The decrease is primarily attributable to increased customer returns and allowances coupled with increased revenues obtained from footwear products on a private label basis that typically generate lower margins.

     Operating Expenses. Selling, general and administrative expenses increased by approximately $8,678,000 to $25,856,000 for Fiscal 1999 compared to $17,178,000 for the prior year. As a percentage of net revenues, selling, general and administrative expenses increased 3.3% to 22.5% for Fiscal 1999 from 19.2% for the prior year. These increases reflect costs which are directly associated with the increase in net revenues, including increased advertising expenditures ($2,368,000), increased amortization expenses related to the Company's acquisitions and fixed asset additions ($850,000), coupled with the costs incurred in implementing the Company's strategic plan to strengthen its management team and infrastructure ($2,970,000), which the Company believed was necessary for future growth.

     Operating Income. As a result of the foregoing, operating income decreased $4,103,000 to $786,000, or 0.7% of net revenues for Fiscal 1999, compared to $4,889,000, or 5.5% of net revenues for the prior year.

     Interest Expense. Interest expense decreased by $124,000, or 11.0%, primarily as a result of lower average borrowings and, to a lesser extent, lower interest rates under the Company's revolving credit facility.

     Income Tax Expense. The relationship of the income tax provision in Fiscal 1999 and Fiscal 1998, respectively, to income before income taxes is 16% and 9%, respectively. The current year effective rate is low because of the state tax rates and nondeductible amortization expense. The 1998 rate is low due to the reversal of the valuation allowance.

     Net  Income.  As a result of the  foregoing,  the  Company  sustained a net
(loss) of ($641,000) or (.6%) of net revenues for Fiscal 1999, compared to net income of $3,405,000 or 3.8% of net revenues for the prior year.

Fiscal 1998 (Restated) Compared with Fiscal 1997

     Revenues. Net revenues increased by $44,292,000, or 98.4% to $89,297,000, primarily due to increased brand awareness and consumer acceptance due to the Company's increased sales and marketing efforts coupled with increased sales in all product categories, the successful introduction of children's footwear products and increased selling prices.

     Gross Profit. Gross Profit margins increased to 24.6% from 21.9% in the prior year. The increase was primarily attributable to changes in product mix and the ability to source product at lower prices coupled with increases in units sold and selling prices.

     Operating Expenses. Selling, general and administrative expenses increased by approximately $8,213,000 to $17,178,000 for Fiscal 1998 compared to $8,965,000 for the prior year. The increase was primarily due to increased selling, shipping and administrative expenses which were directly associated with the increase in net revenues and an increase in marketing and advertising expenses. As a percentage of net revenues, selling, general and administrative expenses decreased 0.7% to 19.2% for Fiscal 1998 from 19.9% for the prior year.

     Operating Income. As a result of the foregoing, operating income increased to $4,889,000, or 5.5% of net revenues for Fiscal 1998, compared to $891,000, or 2.0% of net revenues for the prior year.

     Interest Expense. Interest expense increased by $373,000, or 49.3%, primarily as a result of increased levels of borrowings under the Company's revolving credit facility with its factor for seasonal working capital requirements to fund the Company's growth.

     Income Tax Expense. The relationship of the income tax provision in Fiscal 1998 and the benefit in Fiscal 1997, respectively, to income before income taxes was significantly affected by the reduction in valuation allowances in both years.

     Net Income. As a result of the foregoing, net income increased threefold to $3,405,000 or 3.8% of net revenues for Fiscal 1998, compared to $1,145,000 or 2.5% of net revenues for the prior year.

Liquidity and Capital Resources

     The Company has relied in the past primarily upon revenues generated from operations, borrowings from its factor and sales of securities to finance its liquidity and capital needs. Net cash used in operating activities totaled $22,024,000 in Fiscal 1999, as compared to $8,831,000 for Fiscal 1998. The increased use in cash primarily reflects the change in the Company's agreements with its factor in Fiscal 1999. This resulted in the grossing up of advances from the factor and amounts borrowed under the factoring and financing agreements compared to Fiscal 1998 when these amounts were netted. See Note 5 to the Financial Statements.

     The ratio of current assets to current liabilities decreased to 2.0:1 at January 31, 1999 from 3.4:1 at January 31, 1998 due primarily to the current year presentation of factor receivables and notes payable as explained above. Working capital increased by approximately $7,728,000 to $22,886,000 at January 31, 1999 compared to working capital of $15,158,000 at January 31, 1998.

     Other than short-term borrowings for working capital requirements and a small capital lease obligation, the Company is virtually debt-free.

     During Fiscal 1999, substantially all of the Company's outstanding Class C warrants ("Warrants") were exercised and the Company received aggregate proceeds of approximately $7.16 million from the exercise of such Warrants. The proceeds were used to repay short-term borrowings. Each Warrant entitled the holder thereof to purchase one share of Common Stock at an exercise price of $5.00. In addition, subsequent to January 31, 1999, the Company received proceeds of $1,171,000, in connection with the issuance of common stock relating to the exercise of outstanding stock options.

     Effective August 18, 1998 (the "Effective Date"), the Company completed a merger with NRC ("the Merger"). Each issued and outstanding share of NRC common stock $.01 par value (the "NRC Common Stock"), and each issued and outstanding option to purchase one share of NRC Common Stock, prior to the Effective Date, were converted, respectively, into 0.405 shares of common stock, $.001 par value of the Company (the "Candie's Common Stock"), and into options to purchase 0.405 shares of Candie's Common Stock, respectively. The Merger was accounted for using the purchase method of accounting.

     At the Effective Date, there were 5,743,639 outstanding shares of NRC Common Stock and options to purchase 1,585,000 shares of NRC Common Stock. The 5,743,639 outstanding shares were converted to 2,326,174 shares of Candie's Common Stock and the 1,585,000 options were converted into options to purchase 641,925 shares of Candie's Common Stock. NRC also owned 1,227,696 shares of Candie's Common Stock and had options and warrants to purchase an additional 800,000 shares of Candie's Common Stock. These options and warrants were extinguished upon consummation of the Merger.

     On September 24, 1998, the Company, through a wholly owned subsidiary, acquired all of the outstanding shares of Caruso. Pursuant to the agreement, the Company acquired the BONGO trademark as well as certain other related trademarks and two license agreements, one for children's and one for large size jeans wear. Prior to the acquisition, Caruso licensed certain trademarks relating to footwear to the Company, which license was terminated as of the closing date.

     The purchase price for the shares acquired was approximately $15,400,000 and was paid at the closing in 1,967,742 shares of Candie's Common Stock (each share being valued at $7.75), plus $100,000 in cash. In March 1999, an additional 547,722 shares of Candie's Common Stock were delivered to the sellers based on a clause in the agreement requiring an upward adjustment in the number of shares delivered at Closing.

     The Company is obligated on or prior to October 31, 1999 to make a $500,000 capital contribution to Unzipped. In addition, pursuant to the terms of the Operating Agreement of Unzipped, on January 31, 2003, the Company must purchase from Sweet, Sweet's entire interest in Unzipped at the aggregate purchase price equal to 50% of 7.5 times EBITDA of Unzipped for the fiscal year commencing on February 1, 2002 and ending January 31, 2003. The Company has the right, in its sole discretion, to pay for such interest in cash or shares of Common Stock. In the event the Company elects to issue shares of Common Stock to Sweet, Sweet shall receive registered shares of Common Stock and the right to designate a member to the Board of Directors for the Company until the earlier to occur of
(i) the sale of any of such shares or (ii) two years from the date of closing of such purchase.

     On May 27,  1998,  the  Company  entered  into a  three  year  $35  million revolving credit facility (the "Facility") with Bank of America (formerly Nationsbanc Commercial Corporation) ("BofA"). Under certain conditions, including the addition of a second lender, the Facility could increase to a maximum of $50 million. On August 4, 1998, BankBoston, N.A. entered into a co-lending arrangement and became a participant in the revolving credit Facility with BofA.

     Prior to January 31, 1999, borrowings under the Facility bore interest at 1.50% below the prime rate (7.75% at January 31, 1999) and the Company also had the option to borrow at either LIBOR plus 1.25% or the banker's acceptance rate plus 1%. These rates are fixed and subject to an increase or decrease based on certain conditions beginning in November 1998. Effective January 31, 1999, the Facility was amended and borrowings under the Facility bear interest at .25% below the prime rate. The Company pays a commitment fee of 1/4% on the unused portion of the Facility.

     Borrowings under the Facility are formula based and available up to the maximum amount of the Facility. The Facility also contains certain financial covenants including, minimum tangible net worth, certain specified ratios and other limitations, as defined therein. The Company has granted the lenders a security interest in substantially all of its assets.

     Simultaneously with the above, the Company entered into a new factoring agreement with BofA whereby, the Company has the option to sell any or all of its accounts receivable, principally without recourse, subject to maximum credit limits established by the lender for individual accounts. Receivables assigned but not sold to the lender or in excess of such maximum credit limits are subject to recourse. The factoring commission on accounts receivable approved by the factor are at a rate of 0.40% and for receivables that are not approved the rate is 0.15%, with a minimum commission of $100,000 for the contract year.

     The Company is in default of certain covenants of its Facility and the lenders have indicated their desire to terminate the Facility arrangement with the Company. The lenders have been extending the due date of the Facility by issuing periodic forbearance agreements to the Company. The current forbearance agreement is through October 30, 1999. The Company has received a commitment from a new institution to refinance the Facility and expects to consummate the new financing shortly.

     In May 1999, the Company entered into a $3.5 million master lease agreement with OneSource Financial Corp. The agreement requires the Company to collateralize property and equipment of $2,400,000, of which $1.4 million had been collateralized as of May 1999 with the remaining agreement balance considered to be an unsecured loan. The term of the agreement is four years.

     The Company's cash requirements fluctuate from time to time due to seasonal requirements, including the timing of receipt of merchandise and various other factors. The Company believes that it will be able to satisfy its ongoing cash requirements for the foreseeable future, including requirements for its expansion, certain commitments related to Unzipped, primarily with cash flow from operations, supplemented by borrowings under a new financing agreement.

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

Year 2000 Issues

     In preparation for the Year 2000, the Company has completed an inventory and assessment of its information systems, including its computer software and hardware. The Company determined over a year ago that its existing systems would be adversely affected by the Year 2000 and that its operational needs would be best served by upgrading its entire system. Accordingly, the Company is currently in the process of implementing throughout all operating areas of the Company, JBA's ERP Software Solution (the "JBA Solution"), which has been certified "Year 2000 Compliant" by the ITAA (Information Technology Association of America). The implementation has progressed to the testing phase.

     The testing and implementation of the JBA Solution includes assessment of all internal software that will integrate with the JBA Solution and an upgrade of the IBM AS/400 operating system on which the JBA Solution will run. In addition, the Local Area Network and networked PC's have been or will be upgraded. The goal is to complete all testing and achieve full system implementation during the fourth quarter of Fiscal 2000.

     Since the implementation of the JBA Solution will not complete prior to December 31, 1999, the Company has contracted with Millennium Solutions 400 Ltd. to license software and to implement a remedial system, MS4, that will permit the Company to bring its current system into compliance. The MS4 system uses an encapsulation process that will make the Company's existing system Year 2000 compliant. The algorithm that will be used by this system will ensure that the Company's existing system is Year 2000 compliant will work until the year 2027.

     Additionally, the Company has inventoried and analyzed substantially all of its embedded information systems throughout its operations, including, telephones, voice mail, alarms and personal computers. The results of this analysis did not indicate that embedded systems would not present a material Year 2000 risk to the Company. The Company will continue to test selected embedded systems and remediate and certify systems that exhibit Year 2000 issues. The Company intends to complete the testing and remediation of these systems by the fourth quarter of Fiscal 2000.

     The Company's Year 2000 strategy addresses its relationships with critical third parties, including suppliers, customers and service providers. The Company's evaluation of these business partners includes written inquiry of such third parties' Year 2000 readiness and evaluation of responses. The Company has or intends to follow up with those third parties that indicate material problems with continued operation particularly as the Company's products are sourced from third parties abroad into the Year 2000. The Company is working jointly with customers, strategic vendors and business partners to identify and resolve any Year 2000 issues that may impact the Company. The Company anticipates that this evaluation will be on-going through the third quarter of Fiscal 2000. An assessment of the capability of electronic data interface trading partners to operate with respect to Year 2000 has been completed.

     The Company expects its total costs to address the Year 2000 issue to be approximately $1,000,000 in connection with the implementation of the JBA Solution and $100,000 for the purchase of the MS4 remedial system. Approximately $750,000 of these costs have been incurred through August 31, 1999, and the Company expects to incur the balance of such costs to complete the compliance plan in Fiscal 2000. The balance of such costs is expected to be funded through operating cash flows. The Company's cost estimates do not include costs associated with addressing and resolving issues as a result of the failure of third parties to become Year 2000 compliant.

     The Company does not expect the Year 2000 issue to pose significant operational or financial problems for the Company. The Company bases this expectation on the progress it has made in upgrading and remediating its internal information systems and the assurances it has received so far from its suppliers. Nevertheless, the Year 2000 issue could have a material impact on the Company's operations and financial condition in the future in the event that the Company or its key suppliers, such as off-shore manufacturers of shoes for the Company or the shipping companies that carry those shoes to the Company, are unable to resolve Year 2000 issues on a timely manner or if the Company becomes the subject of litigation or other proceedings regarding any Year 2000-related events. The amount of potential loss cannot be reasonably estimated at this time.

     A contingency plan in the event of a problem with the MS4 system is being developed and will be updated and implemented as necessary to address risks identified. In the event of a worst case scenario in which the JBA Solution is not fully implemented and the MS4 does not fully remediate the system, the Company will modify its existing systems so as to permit business operations to continue pending the implementation of the JBA Solution. No contingency plans are being developed for the availability of key public services and utilities in the United States or abroad or to deal with a failure by any of the Company's key suppliers. A failure to develop a contingency plan in the future could have a material adverse effect on the Company.

Net Operating Loss Carry Forwards

     At January 31, 1999, the Company had net operating losses of approximately $4.3 million for income tax purposes, which expire in the years 2007 through 2010. Due to the issuance of Common Stock on February 23, 1993, an "ownership change," as defined in Section 382 of the Internal Revenue Code, occurred.
Section 382 restricts the use of the Company's net operating loss carry forwards incurred prior to the ownership change to $275,000 per year. Approximately $2.5 million of the operating loss carry forwards are subject to this restriction and accordingly, no accounting recognition had been given to approximately $1.8 million of operating losses since present restrictions preclude their utilization. During Fiscal 1999, the Company merged with NRC and was entitled to another $2.4 million of operating losses incurred by NRC. These operating losses are also subject to restriction and only $327,000 can be carried forward each year.

     After the date of the pre-quasi reorganization the tax benefits of net operating loss carry forwards incurred prior to the reorganization, has been treated for financial statement purposes as direct additions to additional paid-in capital. For Fiscal 1998, the Company utilized $149 thousand of pre-quasi reorganization net operating loss carry forwards. The related tax benefit $56,000, at January 31, 1998, had been recognized as an increase to additional paid in capital. Additionally, as of January 31, 1998, the Company eliminated its valuation allowance for deferred tax assets by approximately $2.4 million, increasing paid-in capital by approximately $1 million and benefiting the income tax provision by approximately $1.4 million. The Company believes it is more likely than not that the operations will generate future taxable income to realize such tax assets.

Recently Issued Accounting Pronouncements

     The  information  as  to  recently  issued  accounting   pronouncements  is
contained at page F-10.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

     The Company enters into forward exchange contracts to hedge foreign currency transactions and not to engage in currency speculation. The Company's forward exchange contracts do not subject the Company to risk from exchange rate movements because gains and losses on such contracts offset losses and gains, respectively, on the assets, liabilities or transactions being hedged. The forward exchange contracts generally require the Company to exchange U.S. dollars for foreign currencies. If the counterparties to the exchange contracts do not fulfill their obligations to deliver the contracted currencies, the Company could be at risk for any currency related fluctuations. The Company limits exposure to foreign currency fluctuations in most of its purchase commitments through provisions that require vendor payments in U.S. dollars. As of January 31, 1999, there were no forward exchange contracts outstanding. Unrealized gains and losses are deferred and included in the measurement of the related foreign currency transaction. Gains or losses on these contracts during fiscal 1999, 1998 and 1997 were immaterial.

Item 8.  Financial Statements and Supplementary Data

     The financial statements required to be submitted in response to this Item 8 are set forth in Part IV, Item 14 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     On June 17, 1999, the Company dismissed E&Y as its independent auditors. The reports of E&Y on the financial statements of the Company for Fiscal 1998 and Fiscal 1997 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. However, in a May 12, 1999 press release the Company indicated that its financial statements for Fiscal 1998 should not be relied upon.

     The decision to change auditors was approved by the Board and the Audit Committee of the Board. During the time that the audits of the Company's financial statements for each of the two fiscal years in the period ended January 31, 1998 were conducted, there were no disagreements with E&Y on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of E&Y would have caused it to make reference to the matter in their report. During the course of its uncompleted audit of the Company's financial statements for Fiscal 1999, E&Y informed the Company that it had been unable to obtain sufficient evidentiary support to determine the appropriateness of the accounting the Company has applied to (i) certain barter transactions, (ii) transactions with a related party and principal supplier and (iii) certain other transactions which may have affected the Company's interim quarterly financial results during Fiscal 1999. E&Y also requested the Company to appoint the Special Committee to conduct an independent investigation of such transactions. E&Y also informed the Company that, in its opinion, the resolution of such matters might require the Company to restate its financial statement for Fiscal 1998 and each of the first three quarters of Fiscal 1999, and could result in the Company reporting a loss for Fiscal 1999.

     In response to the issues raised by E&Y the Special Committee commenced an investigation. The Special Committee completed that investigation, and on August 26, 1999 reported its findings to the Board. On June 22, 1999, the Company engaged BDO as its independent auditors to audit its financial statements with respect to Fiscal 1998 and 1999 and, if necessary, other prior fiscal years. The Company has authorized E&Y to respond fully to any inquiries BDO may make. The Company did not seek the advice of BDO regarding the subject matter of the foregoing reportable events with E&Y. However, members of the Company's Board and management did fully disclose to BDO what the Company believed to be the subject matter of the issues raised by E&Y as part of the process of determining whether BDO would accept the Company's engagement and, if so, the time frame in which BDO believed it could complete the necessary audit of the Company's
Financial Statements. The information with respect to the Company's change in auditors was previously reported in the Company's Form 8-K for the event dated June 17, 1999.

PART III

Item 10. Directors and Executive Officers of the Registrant.

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     Set forth below is a list of the directors, executive officers and key employees of the Company and their respective ages and positions are as follows:

Name                         Age        Position
----                         ---        --------

Neil Cole                    42       Chairman of the Board, President and
                                        Chief Executive Officer

Lawrence O'Shaughnessy       50       Director, Executive Vice President and
                                        Chief Operating Officer


Frank Marcinowski            53       Vice President, Chief Financial Officer

Deborah K. Sorell            37       Vice President, Secretary and
                                        General Counsel

Barry Emanuel                57       Director

Mark Tucker                  52       Director


     Neil Cole has been Chairman of the Board, President and Chief Executive Officer of the Company since February 23, 1993. From February through April 1992, Mr. Cole served as director and as acting President of the Company. Mr. Cole has also served as Chairman of the Board, President, Treasurer and a director of NRC since its inception in 1986.

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

     Mark Tucker has been a director of the Company since May 1996. From August 1993 to the present, Mr. Tucker has been a principal of Mark Tucker, Inc., a family owned business engaged in the design and import of shoes. Mr. Tucker has also been affiliated with Redwood, a manufacturer and distributor of footwear since June 1993. From December 1992 to August 1993, he was an independent consultant to the shoe industry. From July 1992 to December 1992, Mr. Tucker was employed as Director of Far East Shoe Wholesale Operations for United States Shoe Far East Limited, a subsidiary of U.S. Shoe Corp. For more than five years prior to July 1992, Mr. Tucker was a principal of Mocambo Ltd., a family owned shoe design and import company.

     Frank Marcinowski has been the Vice President and Chief Financial Officer of the Company since June 1999 and Vice President and Controller of the Company since September 1998. From 1995 to 1998, Mr. Marcinowski was Vice President and Chief Financial Officer at Triad Capital Management, Inc., a private investment company. From 1994 to 1995, Mr. Marcinowski was Vice President and Controller for Ameridata Technologies, Inc., a public computer products company.

     Deborah K. Sorell has been the Vice President and General Counsel of the Company since December 1998. From September 1996 to December 1998, Ms. Sorell was Associate General Counsel with Nine West Group Inc. ("Nine West"), a women's' footwear corporation with sales approximating $2.0 billion, where Ms. Sorell was primarily responsible for the overseeing legal affairs relating to domestic and international contracts, intellectual property, licensing, general corporate matters, litigation and claims. Prior to joining Nine West, Ms. Sorell practiced law for nine years at private law firms in New York City and Chicago in the areas of corporate law and commercial litigation. From May 1991 to September 1996, Ms. Sorell worked at the firm of Kronish Lieb Weiner and Hellman LLP, in New York, and from 1989 to 1991, at the firm of O'Sullivan Graev & Karabell in New York.

     Directors are elected by the Company's stockholders. Officers are elected by the Company's Board of Directors and serve at the discretion of the Company's Board of Directors.

     In April 1996, the Company entered into an agreement (the "Redwood Agreement") with Redwood under which, in consideration for the satisfaction in full of certain accounts payable to Redwood aggregating $1,680,000, the Company
(i) issued to Redwood 1,050,000 shares of the Company's Common Stock and an option to purchase 75,000 shares of the Company's Common Stock; (ii) paid $50,000 to Redwood; and (iii) agreed, for the three year period ending April 3, 1999, to cause Mark Tucker (or if he is not available, another partner of Redwood designated by it) to be elected as director of the Company; and (iv) agreed to register the shares and the option shares for sale under the Act. Pursuant to the Redwood Agreement, in May 1996, Mr. Tucker was elected as a director of the Company and in October 1996, a registration statement covering the shares and the option shares was declared effective under the Act. Mr. Tucker continues to serve currently as a director of the Company. If Mr. Tucker is not available to serve, Redwood has the right to designate one of its other partners as a nominee for election as a director. Each of Messrs. Cole and O'Shaughnessy have agreed to vote their shares of the Company's Common Stock to elect and continue Redwood's nominee in office for such three year period.

Compliance with Section 16(a) of Securities Exchange Act of 1934

     Section 16(a) of Securities Exchange Act of 1934 requires the Company officers and directors, and persons who beneficially own more than 10 percent of a registered class of the Company equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10 percent owners are required by certain SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on the Company's review of the copies of such forms received by it, the Company believes that during Fiscal 1999, filing requirements applicable to its officers, directors and 10% stockholders of the Common Stock were complied with, except that Mr. Golden, former Chief Financial Officer, failed to timely file a Form 3 report in March 1998 with respect to options to purchase 125,000 shares of the Company stock, and Ms. Sorell, Vice President and General Counsel of the Company, failed to timely file a Form 3 report with respect to options to purchase 30,000 shares of Common Stock in December 1998.

Item 11. Executive Compensation

     The following table sets forth all compensation paid or accrued by the Company for the Fiscal 1999, 1998 and 1997, to or for the Chief Executive Officer and for the other persons that served as executive officers of the Company during Fiscal 1999 whose salaries exceeded $100,000 (collectively, the "Named Executives"):

Summary Compensation Table

                                                                                                    Long-Term
                                                  Annual Compensation                          Compensation Awards
                                         ------------------------------------------------------------------------------------
                                                                                                                  Securities
         Name and Principal              Fiscal                                           Other Annual           Underlying
              Position                    Year          Salary          Bonus(1)         Compensation(2)          Options (3)
              --------                    ----          ------          --------         ---------------          -----------
Neil Cole, Chairman, President            1999        $ 445,833             --                  --               1,506,124(4)
and Chief Executive Officer               1998          395,833        $ 308,909(5)        $   5,000               400,000
                                          1997          346,000            6,800               2,500                10,000

Lawrence O'Shaughnessy,                   1999          308,333             --                  --                 370,125(6)
Executive Vice President and              1998          291,667           92,672(5)        $   5,000               100,000
Chief Operating Officer                   1997          246,000            2,000               2,500                10,000

Frank Marcinowski, Vice                   1999           62,500             --                  --                  30,000
President and Chief Financial
Officer

Deborah K. Sorell, Vice                   1999           24,167             --                  --                  30,000
President and General Counsel

David Golden, Former Vice                 1999          206,250             --                  --                 125,000
President and Chief Financial
Officer(7)

----------
(1)  Represents bonuses accrued under employment agreements.

(2)  Represents amounts earned as director's fees.

(3) On December 11, 1998, certain options were repriced to $3.50. See the Option Grants in Fiscal 1999 year on the following page and Note 7 to the Financial Statements.

(4) 446,124 options of Candie's Common Stock were granted to the named executive for compensation for services provided to New Retail Concepts, Inc. prior to the merger with the Company. Also includes 10,000 options to purchase shares earned as directors fees.

(5) Based on the restatement of Fiscal 1998 results of operations $105,500 of Mr. Cole's bonus and $31,660 of Mr. O'Shaughnessy's bonus reflected above will be repaid.

(6) 40,125 options of Candie's Common Stock were granted to the named executive for compensation for services provided to New Retail Concepts, Inc. prior to the merger with the Company. Also includes 10,000 options to purchase shares earned as directors fees.

(7)  Mr. Golden's employment with the Company was terminated on June 10, 1999.

Option Grants in Fiscal 1999 Year

     The following table provides information with respect to individual stock options granted during Fiscal 1999 to each of the Named Executives and Mr.
Golden:

                                      Individual Grants

                                                                                                        Potential Realizable
                      Shares          % of Total                                                          Value at Assumed
                    Underlying     Options Granted                                                      Annual Rates of Stock
                      Options      To Employees in        Exercise Price        Expiration              Price Appreciation for
       Name         Granted(1)       Fiscal Year            (per share)             Date                      Option Term
       ----         ----------       -----------            -----------             ----              ----------------------------
                                                                                                          5%                10%
                                                                                                      ----------        ----------
Neil Cole             400,000           15.9%                $  3.50(2)            9/11/08            $  880,460        $2,236,220
                      650,000           25.8                    3.50(2)           10/14/08             1,430,748         3,633,858
                       10,125            0.4                  0.4938               1/13/00                 3,144             7,986
                       10,125            0.4                  0.5432               6/20/00                 3,459             8,785
                       10,125            0.4                  2.3148               6/30/02                 6,475            14,309
                      162,000            6.4                  0.8642               7/07/00                38,680            85,472
                      253,749           10.1                    3.50(2)            3/09/08               558,533         1,415,383
                       10,000            0.4                    3.50              12/11/08                22,012            55,906

Lawrence              100,000            4.0                    3.50(2)            9/11/08               220,115           559,055
O'Shaughnessy         200,000            7.9                    3.50(2)           10/14/08               440,230         1,118,110
                       10,125            0.4                    2.3148             6/30/02                 6,475            14,309
                       30,000            1.2                    3.50(2)            3/09/08                66,036           167,718
                       10,000            0.4                    3.50              12/11/08                22,012            55,906

David Golden          125,000            5.0                    3.50(2)             2/5/03               120,873           267,098

Frank                  30,000            1.2                    3.50(2)            12/7/08                66,036           167,718
Marcinowski

Deborah K.             30,000            1.2                    3.50(2)            12/8/08                66,036           167,718
Sorell

----------
(1) The stock options above were granted under the Company's 1997 Stock Option Plan (the "97 Plan").

(2) The exercise prices reflect the Company's repricing of options to $3.50 on December 11, 1998. See Note 7 to the Financial Statements.

     The following table sets forth information as of January 31, 1999 with respect to exercised and unexercised stock options held by the Named Executives. No options were exercised by any of the Named Executives during Fiscal 1999. On November 10, 1998, 200,000 options owned by Neil Cole expired.

Aggregated Fiscal Year End Option Values

                            Number of Securities Underlying                     Value of Unexercised In-The-Money
                        Unexercised Options at January 31, 1999                   Options at January 31, 1999(1)
                        ---------------------------------------               ------------------------------------
Name                     Exercisable             Unexercisable                Exercisable            Unexercisable
----                     -----------             -------------                -----------            -------------
Neil Cole                 2,482,375                 253,750                   $2,222,102                $ -0-

Lawrence                    550,091                 163,334                      530,186                  -0-
O'Shaughnessy

David Golden                 75,000                  50,000                          -0-                  -0-

Frank Marcinowski              -0-                   30,000                          -0-                  -0-


Deborah K. Sorell            10,000                  20,000                          -0-                  -0-


----------
(1) An option is "in-the-money" if the year end closing market price per share of the Company's Common Stock exceeds the exercise price of such options. The closing market price on January 29, 1999 was $3.4375.


Employment Contracts and Termination and Change-in-Control Arrangements

     The Company has entered into an employment agreement with Neil Cole for a term expiring on February 28, 2000 at an annual base salary of $400,000 for the 12 months ended February 28, 1998, $450,000 for the 12 months ending February 28, 1999 and $500,000 for the 12 months ending February 28, 2000, subject to annual increases at the discretion of the Company's Board of Directors. Pursuant to the amended employment agreement, Mr. Cole serves as President and Chief Executive Officer of the Company devoting a majority of his business time to the Company and the remainder of his business time to other business activities. Under the agreement, Mr. Cole (i) is entitled to receive a portion of an annual bonus pool equal to 5% of the Company's annual pre-tax profits, if any, as determined by the Company's Board of Directors; and (ii)_is entitled to customary benefits, including participation in management incentive and benefit plans, reimbursement for automobile expenses, reasonable travel and entertainment expenses and a life insurance policy in the amount of $1,000,000. Mr. Cole is also entitled to receive any additional bonuses as the Board of Directors may determine. If Mr. Cole terminates his employment with the Company for "good reason" (as defined in the amended agreement) or the Company terminates Mr. Cole's employment without "cause" (as defined in the amended agreement), including by reason of a "change-in-control" of the Company (as defined in the employment agreement), the Company is obligated to pay Mr. Cole his full salary (at the annual base salary rate then in effect) through the date of termination plus full base salary for one year or the balance of the term of the agreement, whichever is greater.

     The Company has entered into an amended employment agreement with Mr. O'Shaughnessy for a term expiring on March 31, 2000 at an annual base salary of $300,000 for the 12 months ended March 31, 1998 and $350,000 thereafter, subject to annual increases at the discretion of the Company's Board of Directors. Pursuant to the agreement, Mr. O'Shaughnessy serves as Executive Vice-President of the Company, devoting a majority of his business time to the Company and the remainder of his business time to other business activities. Under the amended agreement, Mr. O'Shaughnessy (i) is entitled to receive an annual bonus equal to 1.5% of the Company's annual pre-tax profits, if any; and (ii)_is entitled to customary benefits, including participation in management incentive and benefit plans, reimbursement for automobile expenses, reasonable travel and entertainment expenses and a life insurance policy in an amount equal to his annual base salary.

     The Company had entered into an employment agreement, effective March 1, 1998 with David Golden which provides for his employment as Senior Vice President-Chief Financial Officer at an annual salary of $225,000 for the twelve months ending March 1, 1999 and $250,000 for the twelve months ending March 1, 2000. Under the agreement, Mr. Golden is entitled to receive an annual bonus equal to 0.5% of the Company's annual pre-tax profits, if any, and is entitled to customary benefits including participation in management incentive and benefit plans, and reimbursement for automobile expenses, and reasonable travel and entertainment expenses. In addition, Mr. Golden was granted options to purchase an aggregate of 125,000 shares of the Company's Common Stock at $5.00, which options vested with respect to one-fifth of the aggregate number on the date of grant and thereafter will vest with respect to an additional two fifths of the aggregate number on the first anniversary of the date of grant and an additional one fifth of the aggregate number upon each anniversary of the date of grant until March 1, 2001. Under the agreement, if Mr. Golden terminated his employment with the Company for "good reason" (as defined in the agreement) or the Company terminated Mr. Golden's employment without "cause" (as defined in the agreement) the Company is obligated to pay Mr. Golden (i) his full salary (at the annual base salary rate then in effect) through the date of termination and the share of his bonus for such year pro rated for that year through the date of termination; (ii) any accrued vacation amounts through the date of termination and (iii) a severance payment (based upon the annual base salary rate then in effect) for the unexpired portion of the two year term, but in no event less than six months, and all unvested options shall be accelerated and shall vest upon the date of termination. In the event that Mr. Golden terminated his employment with the Company by reason of a change of control of the Company, Mr. Golden was entitled to receive the payments specified in items (i) and (ii) in the preceding sentence and an amount equal to twelve months of Mr. Golden's base salary (at the annual base salary rate in effect) and all unvested options shall be accelerated and shall vest upon the date of termination. Mr. Golden's employment with the Company was terminated on June 10, 1999.

     The Company has entered into an employment arrangement with Frank Marcinowski at an annual base salary of $140,000. Mr. Marcinowski is entitled to receive a bonus at the discretion of the Board. Mr. Marcinowski is also entitled to customary benefits, including participation in management incentive and benefit plans, reimbursement for automobile expenses and a life insurance policy in an amount equal to his annual base salary.

     The Company has entered into an employment arrangement with Deborah K. Sorell for a term expiring on January 31, 2000 at an annual base salary of $145,000 for the period ended January 31, 2000, and $160,000 for the period ended January 31, 2001. Ms. Sorell is entitled to receive a bonus in the amount of $25,000 for each of the two years that she is employed. Ms. Sorell is also entitled to customary benefits, including participation in management incentive and benefit plans, reimbursement for automobile expenses, reasonable travel and entertainment expenses and a life insurance policy in an amount equal to her annual base salary. If Ms. Sorell terminates her employment with the Company for "good reason" (as defined in the agreement) or the Company terminates Ms. Sorell's employment without "cause" (as defined in the agreement), the Company is obligated to pay Ms. Sorell through the term, but in no event for a period less than six months. In the event of a "change in control" (as defined in the agreement), the Company shall pay Ms. Sorell through the term, plus an amount to one year base salary in effect at the time of the change.

Compensation of Directors

     Each of Messrs. Cole, O'Shaughnessy, Emanuel and Tucker are entitled to receive $2,500 in cash for each board meeting, and they each received options to purchase 10,000 shares of Common Stock. Under the Company 1989 Stock Option Plan (the "1989 Plan"), non-employee directors (other than non-employee directors who are members of any Stock Option Committee that may be appointed by the Company's Board of Directors to administer the 1989 Plan) are eligible to be granted non-qualified stock options and limited stock appreciation rights. No stock appreciation rights have been granted under the 1989 Plan. Under the Company's 1997 Plan non-employee directors are eligible to be granted non-qualified stock options.

     The Company's Board of Directors or the Stock Option Committee of the 1989 Plan or the 1997 Plan, if one is appointed, has discretion to determine the number of shares subject to each nonqualified option (subject to the number of shares available for grant under the 1989 Plan or the 1997 Plan, as applicable), the exercise price thereof (provided such price is not less than the par value of the underlying shares of the Company's Common Stock), the term thereof (but not in excess of 10 years from the date of grant, subject to earlier termination in certain circumstances), and the manner in which the option becomes exercisable (amounts, intervals and other conditions). No non-qualified options were granted to non-employee directors under the 1989 Plan and 20,000 non-qualified options were granted to non- employee directors under the 1997 Plan during Fiscal 1999.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information as of August 31, 1999, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of the Company's Common Stock by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock; (ii) each of the Named
Executives; (iii) each of the Company's directors; and (iv) all executive officers and directors as a group:

                                            Amount and
                                            Nature                 Percentage
Name and Address of                         of Beneficial          of Beneficial
Beneficial Owner(1)                         Ownership(2)           Ownership
-------------------                         ------------           ---------
Neil Cole                                   3,362,020(3)           16.4%

Claudio Trust dated February 2, 1990        1,886,597              10.5
2925 Mountain Maple Lane
Jackson, WY  83001
                                            1,886,597(4)           10.5
Michael Caruso
                                            1,268,000              7.1
Kennedy Capital Management Inc.
10829 Olive Blvd.
St. Louis, MO  63141

Redwood Shoe Corp.                          825,000(5)             4.6
8F, 137 Hua Mei West Street
SEC.1, Taichung, Taiwan, R.O.C.

Mark Tucker                                 835,000(6)             4.7

                                            Amount and
                                            Nature                 Percentage
Name and Address of                         of Beneficial          of Beneficial
Beneficial Owner(1)                         Ownership(2)           Ownership
-------------------                         ------------           ---------
Lawrence O'Shaughnessy                      769,908(7)             4.2%

David Golden                                 75,000(8)             *

Barry Emanuel                               40,000(9)              *

Frank Marcinowski                           20,000(10)             *

Deborah Sorell                              10,000(11)             *

All executive officers and directors as a   5,036,928(3)           23.8
group (six persons)                            (6)(7)(9)(10)(11)



----------
*    Less than 1%

(1) Unless otherwise indicated, each beneficial owner has an address at 2975 Westchester Avenue, Purchase, New York 10577.

(2) A person is deemed to have beneficial ownership of securities that can be acquired by such person within 60 days of August 31, 1999 upon exercise of warrants or options. Consequently, each beneficial owner's percentage ownership is determined by assuming that warrants or options held by such person (but not those held by any other person) and which are exercisable within 60 days from August 31, 1999 have been exercised. Unless otherwise noted, the Company believes that all persons referred to in the table have sole voting and investment power with respect to all shares of Common Stock reflected as beneficially owned by them.

(3) Includes 2,566,958 shares of Common Stock issuable upon exercise of options owned by Neil Cole. Also includes 72,978 shares held by a charitable foundation, of which Mr. Cole and his wife are co-trustees. Mr. Cole disclaims beneficial ownership of the shares held by such charitable foundation.

(4) Represents shares held by Claudio Trust dated February 2, 1990 of which Mr. Caruso is the trustee.

(5) Represents shares of Common Stock, which shares were issued pursuant to an agreement between the Company and Redwood pertaining to the settlement of certain indebtedness of the Company to Redwood. Mr. Tucker is affiliated with Redwood.

(6) Includes 10,000 shares of Common Stock issuable upon exercise of options, and 825,000 shares held by Redwood Shoe Corp. with which Mr. Tucker is affiliated.

(7) Includes 626,758 shares of Common Stock issuable upon exercise of options. Also includes 51,566 shares of Common Stock owned by Mr. O'Shaughnessy's minor children.

(8) Represents shares of Common Stock issuable upon exercise of options. Mr. Golden's employment with the Company terminated on June 10, 1999.

(9)  Includes 35,000 shares of Common Stock issuable upon exercise of options.

(10) Represents shares of Common Stock issuable upon exercise of options.

(11) Represents shares of Common Stock issuable upon exercise of options.

Item 13. Certain Relationships and Related Transactions

     In 1996, the Company entered into an agreement with Redwood to satisfy in full certain trade payables amounting to $1,680,000. Under the terms of the agreement, the Company issued Redwood 1,050,000 shares of Common Stock and an option to purchase 75,000 shares of Common Stock at an exercise price of $1.75 and made a cash payment to Redwood of $50,000. For Fiscal 1999, Redwood, as buying agent for the Company, initiated the manufacture of approximately 80.1%, of the Company's total footwear purchases. At August 31, 1999, the Company had placed $6,429,000 of open purchase commitments with Redwood. In Fiscal 1999 and Fiscal 1998, the Company purchased approximately $68 million and $48 million, respectively of footwear products through Redwood. At January 31, 1999 and 1998, the payable to Redwood totaled approximately $943,000 and $868,000, respectively.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a) Financial Statements and Financial Statement Schedule See the accompanying Financial Statements and Financial Statement Schedule filed herewith submitted as a separate section of this report - See F-1.

     (b) Reports on Form 8-K Amendment No 1 dated December 4, 1998 to Current Report on Form 8-K dated September 24, 1998 with respect to item 7 - Financial Statements of Michael Caruso & Co., Inc.

          Amendment No 1 dated January 12, 1999 to Current Report on Form 8-K dated August 18, 1998 with respect to Item 7 - Exhibits (Consent of Grant Thornton LLP).

     (c)  See attached index to Exhibits

                                   Signatures


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CANDIE'S, INC.


                                            By:     /s/ Neil Cole
                                                   -----------------------------
                                                   Neil Cole
                                                   Chief Executive Officer


Dated: September 21, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature and Name                       Capacity in Which Signed                       Date
------------------                       ------------------------                       ----
                                         Chairman of the Board, President and           September 21, 1999
 /s/ Neil Cole                           Chief Executive Officer
----------------------------------
Neil Cole

                                         Executive Vice President, Chief                September 21, 1999
  /s/ Lawrence O'Shaughnessy             Operating Officer and Director
----------------------------------
Lawrence O'Shaughnessy

                                                                                        September 21, 1999
  /s/ Barry Emanuel                      Director
----------------------------------
Barry Emanuel

                                                                                        September 21, 1999

  /s/ Mark Tucker                        Director
----------------------------------
Mark Tucker


  /s/ Frank Marcinowski                  Chief Financial Officer                        September 21, 1999
----------------------------------
Frank Marcinowski

                                Index to Exhibits

Exhibit
Numbers        Description
-------        -----------

2.1 Agreement and Plan of Merger between the Company and New Retail Concepts, Inc.(8)

2.2 Stock Purchase Agreement dated September 24, 1998 by and among the Company, Licensing Acquisition Corp., Michael Caruso & Co., Inc. ("Caruso") and the stockholders of Caruso (11)

3.1            Certificate of  Incorporation,  as amended  through  October 1994
               (1)(3)

3.2            Amendment to Certificate of Incorporation filed November 1994 (2)

3.3            By-Laws (1)

10.1 Trademark Purchase Agreement between the Company and New Retail Concepts, Inc. (3)

10.2           1989 Stock Option Plan of the Company (1)

10.3           1997 Stock Option Plan of the Company (7)

10.4           Employment Agreement between Neil Cole and the Company (4)

10.5           Amendment  to  Employment  Agreement  between  Neil  Cole and the
               Company (6)

10.6 Revolving Credit and Security Agreement between the Company and Nationsbanc Commercial Corporation as lender and as agent (9)

10.8 Factoring Agreement by and among the Company, Bright Star Footwear, Inc. and Nationsbanc Commercial Corporation

10.9           Lease with respect to the Company's executive offices (2)

10.10 Agreement dated as of April 3, 1996 between the Company and Redwood Shoe Corp. (5)

10.11 Amendment dated as of September 30, 1996 to agreement dated as of April 3, 1996 between the Company and Redwood Shoe Corp. (6)

10.12          Employment  Agreement  between  Lawrence O'  Shaughnessy  and the
               Company. (5)

10.13 Amendment to Employment Agreement between Lawrence O'Shaughnessy and the Company. (6)

10.14          Employment Agreement between David Golden and the Company. (8)

10.15          Employment Agreement between Deborah K. Sorell and the Company

10.16          Employment Agreement between Frank Marcinowski and the Company

10.17          Limited Liability Company Operating Agreement of Unzipped Apparel
               LLC (12)

10.18 Escrow Agreement by and among the Company, the stockholders of Caruso and Tenzer Greenblatt LLP(11)

10.19          Registration   Rights  Agreement  between  the  Company  and  the
               stockholders of Caruso (11)

10.20 Amendment to lease with respect to the Company's executive offices

21             Subsidiaries of the Company.

23             Consent of BDO Seidman LLP

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

(8) Filed with the Company's Annual Report on form 10-K for the year ended January 31, 1998

(9) Filed with the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1998 and incorporated by reference herein.

(10) Filed with the Company's Joint proxy Statement/Prospectus dated July 2, 1998 constituting a part of the Company's Registration Statement on Form S-4 333-52779

(11) Filed with the Company's Current Report on Form 8-K dated September 24, 1998 and incorporated by reference herein.

(12) Filed with the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 1998 and incorporated by reference herein.

                           Annual Report on Form 10-K

                      Item 8, 14(a)(1) and (2), (c) and (d)

          List of Financial Statements and Financial Statement Schedule

                           Year Ended January 31, 1999

                         Candie's, Inc. and Subsidiaries

                         Candie's, Inc. and Subsidiaries

                                    Form 10-K

   Index to Consolidated Financial Statements and Financial Statement Schedule


The following consolidated financial statements of Candie's Inc. and subsidiaries are included in Item 8:


Report of Independent Certified Public Accountants on Financial Statements
    as of and for the Years Ended January 31, 1999 and 1998..................F-3

Consolidated Balance Sheets - January 31, 1999 and 1998......................F-4

Consolidated Statements of Operations for the Years ended
    January 31, 1999, 1998 and 1997..........................................F-5

Consolidated Statements of Stockholders' Equity
    for the Years ended January 31, 1999, 1998 and 1997......................F-6

Consolidated Statements of Cash Flows for the Years ended
    January 31, 1999, 1998 and 1997..........................................F-7

Notes to Consolidated Financial Statements...................................F-8


The following consolidated financial statement schedule of Candie's, Inc. and subsidiaries is included in Item 14(d):


Report of Independent Certified Public Accountants on Financial Statement
    Schedule for the Years Ended January 31, 1999 and 1998...................S-1

Schedule II  Valuation and qualifying accounts ..............................S-2


All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

               Report of Independent Certified Public Accountants


The Stockholders and Directors of
Candie's, Inc.

We have audited the accompanying consolidated balance sheets of Candie's, Inc. and subsidiaries as of January 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Unzipped Apparel, LLC ("Unzipped"), a fifty percent equity investment. The condensed financial information of Unzipped is presented in Note 2, to the financial statements and the Company's equity share of the losses of Unzipped totaled $545,000 for the year ended January 31, 1999. Unzipped's financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts from Unzipped, is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

As  further  described  in Note 9 to the  financial  statements,  subsequent  to
January 31, 1999, the Company has been named in a consolidated class action lawsuit. In addition, the Company became the subject of a formal investigation by the Enforcement Division of the Securities and Exchange Commission. Management is unable to estimate the effect these matters may have on the financial statements.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Candie's, Inc. and subsidiaries at January 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles. The financial statements as of, and for the year ended January 31, 1998, which were previously audited and reported on by another auditor have been restated herein, as described in Note 16 to the financial statements.


                                          /s/: BDO Seidman, LLP
                                          --------------------------
                                               BDO Seidman, LLP


New York, New York
September 3, 1999
except for Note 6, which
is September 21, 1999.

                         Candie's, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                        (in thousands, except par value)

                                                                                         January 31,
                                                                                ---------------------------
                                                                                 1999                1998
                                                                                -------             -------
                                                                                                   (Restated)
Assets
Current Assets:
        Cash ..............................................................     $    598            $    367
        Accounts receivable, net of allowances of
             $950 in 1999 and $27 in 1998 .................................        2,774               1,397
        Due from factor and accounts receivable, net of allowances of
             $2,579 in 1999 ...............................................       15,138                  --
        Due from affiliates ...............................................          796                  --
        Inventories .......................................................       19,031              17,664
        Refundable and prepaid income taxes ...............................        2,623                 143
        Deferred income taxes .............................................        2,598                 520
        Prepaid advertising and other .....................................        1,182                 764
        Other current assets ..............................................          476                 604
                                                                                --------            --------
Total Current Assets ......................................................       45,216              21,459
                                                                                --------            --------

Property and equipment, at cost:
        Furniture, fixtures and equipment .................................        3,860               1,810
        Less: Accumulated depreciation and amortization ...................        1,258                 959
                                                                                --------            --------
                                                                                   2,602                 851
                                                                                --------            --------

Other Assets:
        Goodwill, net of accumulated amortization $367 ....................        2,294                 269
        Other intangibles, net ............................................       23,885               4,591
        Deferred income taxes .............................................           --               2,423
        Investment and equity in joint venture - net ......................           51                  --
        Other .............................................................          552                 319
                                                                                --------            --------
                                                                                  26,782               7,602
                                                                                --------            --------
Total Assets ..............................................................     $ 74,600            $ 29,912
                                                                                ========            ========


Liabilities and Stockholders' Equity
Current liabilities:
    Revolving notes payable - banks .......................................     $ 16,874            $     --
    Due to factor, net ....................................................           --                 900
    Accounts payable and accrued expenses .................................        4,416               4,533
    Accounts payable - Redwood Shoe .......................................          943                 868
    Current portion of long-term liabilities and capital lease obligation .           97                  --
                                                                                --------            --------
Total current liabilities .................................................       22,330               6,301
                                                                                --------            --------

Long-term liabilities and capital lease obligation ........................          271                  61
Deferred income taxes .....................................................          150                  --


Stockholders' Equity:
    Preferred stock, $.01 par value - shares authorized 5,000;
             none issued or outstanding
    Common stock, $.001 par value - shares authorized 30,000;
             shares issued 18,525 in 1999 and issued and
             outstanding 12,425 in 1998 ...................................           18                  12
    Additional paid-in capital ............................................       58,819              23,453
    Retained earnings (deficit) ...........................................         (556)                 85
    Less:Treasury stock - at cost - 1,313 shares ..........................       (6,432)                 --
                                                                                --------            --------
Total Stockholders' Equity ................................................       51,849              23,550
                                                                                --------            --------
Total Liabilities and Stockholders' Equity ................................     $ 74,600            $ 29,912
                                                                                ========            ========

See accompanying notes to consolidated financial statements.

                         Candie's, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                 (in thousands, except earnings per share data)


                                                                             Year ended January 31,
                                                                -------------------------------------------------
                                                                   1999                1998               1997
                                                                -------------------------------------------------
                                                                                    (Restated)         (Unaudited)
Net revenues ................................................   $ 114,696           $  89,297          $  45,005
Cost of goods sold ..........................................      88,427              67,314             35,149
                                                                ------------------------------------------------
Gross profit ................................................      26,269              21,983              9,856

Licensing income ............................................         373                  84                 --

Selling, general and administrative expenses ................      25,856              17,178              8,965
                                                                ------------------------------------------------

Operating income ............................................         786               4,889                891

Other expenses:
        Interest expense - net ..............................       1,005               1,129                756
        Equity loss in joint venture ........................         545                  --                 --
                                                                ------------------------------------------------
                                                                    1,550               1,129                756
                                                                ------------------------------------------------

(Loss) income before income taxes ...........................        (764)              3,760                135

Provision (benefit) for income taxes ........................        (123)                355             (1,010)
                                                                ------------------------------------------------
Net (loss) income ...........................................   $    (641)          $   3,405          $   1,145
                                                                ================================================

(Loss) earnings per share:
                              Basic .........................   $    (.04)          $     .30          $     .13
                                                                ================================================
                              Diluted .......................   $    (.04)          $     .25          $     .11
                                                                ================================================


Weighted average number of common shares outstanding:
                              Basic .........................      15,250              11,375              9,143
                                                                ================================================
                              Diluted .......................      15,250              13,788             10,152
                                                                ================================================


See accompanying notes to consolidated financial statements.

                         Candie's, Inc. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                                 (in thousands)

                                                                                    Additional    Retained
                                                                Common Stock        Paid - In     Earnings    Treasury
                                                            Shares       Amount     Capital      (Deficit)    Stock         Total
                                                           -------------------------------------------------------------------------

Balance at January 31, 1996 (unaudited) ...............       8,746     $      8    $ 10,043     $ (4,465)    $     --     $  5,586
   Purchase and retirement of treasury  shares ........        (180)          --        (310)          --           --         (310)
   Conversion of trade payables to
     common stock, net of expenses ....................       1,050            1       1,563           --           --        1,564
   Exercise of warrants ...............................         174           --         200           --           --          200
   Issuance of common stock to benefit  plan...........          22           --          50           --           --           50
   Shares reserved in settlement of
     litigation and never issued ......................        (178)          --          --           --           --           --
   Tax benefit from pre-quasi
     reorganization carryforward losses ...............          --           --         260           --           --          260
   Stock option compensation ..........................          --           --         113           --           --          113
   Net income .........................................          --           --          --        1,145           --        1,145
                                                           --------     --------    --------     --------     --------     --------
Balance at January 31, 1997 (unaudited) ...............       9,634            9      11,919       (3,320)          --        8,608
   Exercise of stock options and warrants .............       2,800            3       9,510           --           --        9,513
   Retirement of escrow shares ........................         (20)          --          --           --           --           --
   Issuance of common stock to benefit plan............          11           --          56           --           --           56
   Tax benefit from pre-quasi
     reorganization carryforward losses ...............          --           --       1,102           --           --        1,102
   Stock option compensation ..........................          --           --          36           --           --           36
   Tax benefit from exercise of stock  options.........          --           --         830           --           --          830
   Net income .........................................          --           --          --        3,405           --        3,405
                                                           --------     --------    --------     --------     --------     --------
Balance at January 31, 1998 (restated) ................      12,425           12      23,453           85           --       23,550
   Exercise of stock options and warrants .............       1,790            2       8,329           --           --        8,331
   Net effect of merger with New Retail
     Concepts, Inc. ...................................       2,326            2      11,314           --       (6,061)       5,255
   Stock acquisition of Michael Caruso & Co., Inc. ....       1,968            2      15,248           --           --       15,250
   Issuance of common stock to benefit plan............          16           --          78           --           --           78
   Purchase of treasury shares ........................          --           --          --           --         (371)        (371)
   Stock option compensation ..........................          --           --         102           --           --          102
   Tax benefit from exercise of stock  options.........          --           --         295           --           --          295
   Net loss ...........................................          --           --          --         (641)          --         (641)
                                                           ========     ========    ========     ========     ========     ========
Balance at January 31, 1999 ...........................      18,525     $     18    $ 58,819     $   (556)    $ (6,432)    $ 51,849
                                                           ========     ========    ========     ========     ========     ========

See accompanying notes to consolidated financial statements.

                         Candie's, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                Year ended January 31,
                                                                         1999            1998            1997
----------------------------------------------------------------------------------------------------------------
                                                                                       (Restated)     (Unaudited)
Cash flows (used in) provided by operating activities:
Net (loss) income ................................................     $   (641)       $  3,405        $  1,145
Items in net (loss) income not affecting cash:
      Depreciation and amortization ..............................        1,570             604             459
      Stock option compensation ..................................          102              36             113
      Equity loss in Joint Venture ...............................          545              --              --
      Deferred income taxes ......................................         (811)           (598)         (1,040)
      Changes in operating assets and liabilities:
              Accounts receivable ................................       (1,488)            (68)           (100)
              Factoring receivables and payable, net .............      (16,038)            319            (719)
              Inventories ........................................       (1,367)        (12,413)         (1,251)
              Prepaid advertising and other ......................         (418)           (305)           (235)
              Refundable and prepaid taxes .......................       (2,480)            (65)             --
              Other assets .......................................         (154)            262             (60)
              Accounts payable and accrued expenses ..............         (835)             39           2,365
              Long-term liabilities ..............................           (9)            (47)            (14)
---------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by operating activities ..............      (22,024)         (8,831)            663
---------------------------------------------------------------------------------------------------------------

Cash flows used in investing activities:
       Purchases of property and equipment .......................       (1,923)           (705)           (301)
       Investment in joint venture ...............................         (500)             --              --
       Other .....................................................         (156)             --              --
---------------------------------------------------------------------------------------------------------------
Net cash used in investing activities ............................       (2,579)           (705)           (301)
---------------------------------------------------------------------------------------------------------------

Cash flows provided by (used in) financing activities:
       Revolving notes payable bank ..............................       16,874              --              --
       Proceeds from exercise of stock options and warrants ......        8,331           9,513             133
       Purchase of treasury stock ................................         (371)             --              --
       Purchase and retirement of treasury stock .................           --              --            (310)
---------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities ..............       24,834           9,513            (177)
---------------------------------------------------------------------------------------------------------------


Net (decrease) increase in cash and cash equivalents .............          231             (23)            185

       Cash and cash equivalents, beginning of year ..............          367             390             205
---------------------------------------------------------------------------------------------------------------

       Cash and cash equivalents, end of year ....................     $    598        $    367        $    390
===============================================================================================================


Supplemental disclosure of cash flow information:
 Cash paid during the year:
       Interest.......................................                 $  1,013        $  1,131        $    756
                                                                       ========================================
       Income taxes...................................                 $  2,859        $     89        $     28
                                                                       ========================================

Supplemental disclosures of non-cash investing and
 financing activities:
        Common stock issued to a related party........                 $     --        $     --        $  1,680
                                                                       =======================================
        Tax benefit from pre-quasi reorganization
            carryforward losses.......................                 $     --        $  1,102        $    260
                                                                       ========================================
        Issuance of common stock to benefit plan......                 $     78        $     56        $     50
                                                                       ========================================
        Tax benefit from exercise of stock options....                 $    295        $    830        $     --
                                                                       ========================================
        Capital lease for property and equipment......                 $    316        $     --        $     --
                                                                       ========================================
        Merger and acquisition of businesses..........                 $ 15,250        $     --        $     --
                                                                       ========================================
        Common stock issued for merger & acquisition - net
         of treasury stock acquired...                                 $  5,255        $     --        $     --
                                                                       ========================================

See accompanying notes to consolidated financial statements.

                         Candie's, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
           Information as of and for the Years Ended January 31, 1999
                 and 1998 are Audited (dollars are in thousands,
                             except per share data)


The Company

The history of the "CANDIE'S" brand spans over 21 years and has become synonymous with young, casual, but fashionable, footwear marketed by innovative advertising and celebrity spokespersons. Candie's, Inc. and its subsidiaries (the "Company") is currently engaged primarily in the design, marketing, and distribution of moderately-priced women's casual and fashion footwear under the CANDIE'S and BONGO trademarks for distribution within the United States to department, specialty, chain and four company-owned stores and to specialty stores internationally. The Company also markets and distributes, children's footwear under the CANDIE'S and BONGO trademarks, and arranges for the manufacture of footwear products for mass market and discount retailers under the private label brand of the retailer or other trademarks owned or licensed by the Company. In addition, the Company distributes a variety of men's workboots, hiking boots, winter boots, and outdoor casual shoes designed and marketed by the Company's wholly-owned subsidiary, Bright Star Footwear, Inc. ("Bright Star"), under private labels and the ASPEN brand name, which is licensed by the Company from a third party.

The Company also markets and distributes moderately-priced handbags under the CANDIE'S and BONGO trademarks to department, specialty, and chain stores in the United States and internationally to specialty stores. Through Unzipped Apparel, LLC ("Unzipped"), the Company's joint venture with Sweet Sportswear LLC ("Sweet"), the Company also markets and distributes jeans wear and apparel under the BONGO label to department, specialty, and chain stores in the United States.

The Company has capitalized on the strength of its footwear and jeanswear brands by entering into licensing agreements under both the CANDIE'S and BONGO trademarks.

1.   Summary of Significant Accounting Policies

     Principles of consolidation

The consolidated financial statements include the accounts of Candie's, Inc. and its wholly owned subsidiaries. All significant intercompany transactions and items have been eliminated in consolidation. The Company's 50% equity interest in Unzipped is accounted for under the equity method.

Certain  amounts  in  the  financial   statements  for  prior  years  have  been
reclassified to conform with the current year's presentation.

     Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. The Company reviews all significant estimates affecting the financial statements on a recurring basis and records the effect of any adjustments when necessary.

     Cash Equivalents

Cash equivalents consist of short-term, highly liquid investments purchased with a maturity date of three months or less. Cash equivalents are stated at cost, which approximate market value.

     Inventories

Inventories, which consist entirely of finished goods, are stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out ("FIFO") method.

     Property, Equipment and Depreciation

Property and equipment are stated at cost. Depreciation and amortization are determined by the straight line and accelerated methods over the estimated useful lives of the respective assets ranging from three to seven years. Leasehold improvements, which are not material, are amortized by the straight-line method over the term of the related lease or estimated useful life, whichever is less.

     Impairment of Long-Lived Assets

When circumstances mandate, the Company evaluates the recoverability of its long-lived assets by comparing estimated future undiscounted cash flows with the assets' carrying value to determine whether a write-down to market value, based on discounted cash flow, is necessary. No impaired losses have been recorded through January 31, 1999.

     Goodwill and Other Intangibles

The net assets of businesses purchased are recorded at their fair value at the acquisition date. Any excess of acquisition costs over the fair value of identifiable net assets acquired is included in goodwill and amortized on a straight-line basis over 20 years. Trademarks and other intangible assets are recorded at cost and amortized using the straight-line method over the estimated lives of the assets, 4 to 20 years.

The CANDIE'S trademark is stated at cost in the amount of $5,830 and $5,668, net of accumulated amortization of $1,662 and $1,372, at January 31, 1999 and 1998, respectively, as determined by its fair value relative to other assets and liabilities at February 28, 1993, the date of the quasi reorganization. In connection with the quasi reorganization, the Company's assets, liabilities and capital accounts were adjusted to eliminate the stockholders' deficiency.

     Revenue Recognition

Revenue is recognized upon shipment with related risk and title passing to the customers. Estimates of losses for bad debts, returns and other allowances are recorded at the time of the sale.

   Taxes on Income

The Company uses the asset and liability approach of accounting for income taxes under Statement of Financial Accounting Standards ("SFAS ") No. 109 "Accounting for Income Taxes". The Company provides deferred income taxes for temporary differences that will result in taxable or deductible amounts in future years based on the reporting of certain costs in different periods for financial statement and income tax purposes.

     Stock-Based Compensation

The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, recognizes no compensation expense for the stock options granted when the exercise price of the option is the same as the market value of the Company's common stock. As prescribed under SFAS No. 123, "Accounting for Stock Based Compensation," the Company has disclosed the pro-forma effects on net income and earnings per share of recording compensation expense for the fair value of the options granted.

     Fair Value of Financial Instruments

The Company's financial instruments approximate fair value at January 31, 1999 and 1998.

     Foreign Currency Transactions

The Company enters into forward exchange contracts to hedge foreign currency transactions and not to engage in currency speculation. The Company's forward exchange contracts do not subject the Company to risk from exchange rate movements because gains and losses on such contracts offset losses and gains, respectively, on the assets, liabilities or transactions being hedged. The forward exchange contracts generally require the Company to exchange U.S. dollars for foreign currencies. If the counterparties to the exchange contracts do not fulfill their obligations to deliver the contracted currencies, the Company could be at risk for any currency related fluctuations. The Company limits exposure to foreign currency fluctuations in most of its purchase commitments through provisions that require vendor payments in U.S. dollars. As of January 31, 1999, there were no forward exchange contracts outstanding. Unrealized gains and losses are deferred and included in the measurement of the related foreign currency transaction. Gains or losses on these contracts during Fiscal 1999, 1998 and 1997 were immaterial.

     Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options and warrants.

     Computer Software costs

Internal and external direct and incremental costs incurred in obtaining and developing computer software for internal use are capitalized in property and equipment and amortized, under the straight-line method, over the estimated useful life of the software, generally three to five years.

     Advertising Campaign Costs

The company records national advertising campaign costs as an expense concurrent with the first showing of the related advertising and other advertising costs when incurred. Advertising expenses for the years ended January 31, 1999, 1998 and 1997 amounted to $6,423, $3,461, and $664, respectively.

     Licensing Revenue

The Company has entered into various trade name license agreements that provide revenues based on minimum royalties and additional revenues based on percentage of defined sales. Minimum royalty revenue is recognized on a straight-line basis over each period, as defined, in each license agreement. Royalties exceeding the defined minimum amounts are recognized as income during the period corresponding to the licensee's sales.

     Impact of Recently Issued Accounting Pronouncements

The Company adopted Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income" ("Statement 130") in Fiscal 1999. Statement 130 established standards for the reporting and display of comprehensive income and its components in a full set of comparative general-purpose financial statements. However, the adoption of this Statement had no impact on the Company's financial statements. The statement became effective for the Company as of December 31, 1998. Statement 130 requires foreign currency translation adjustments to be included in other comprehensive income.

Effective  February  1, 1998,  the  Company  adopted  the  Financial  Accounting
Standards Board's Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 did not affect results of operations or financial position.

In March 1998, AcSEC issued Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), which requires capitalization of certain costs to develop or obtain internal use software. SOP 98-1 is required to be adopted for years beginning after December 15, 1998. This statement is not expected to materially effect the Company.

In April 1998, the AcSEC issued Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"), which requires the costs of start-up activities to be expensed as incurred. SOP 98-5 is required to be adopted for years beginning after December 15, 1998. This statement s not expected to materially effect the Company.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and for Hedging Activities" ("SFAS 133") which the Company expects to adopt in fiscal 2001. The new Statement requires all derivatives to be recorded in the balance sheet at fair value and establishes special accounting for three different types of hedges. The Company, based on its current hedging activities, does not expect the adoption of SFAS 133 to have a material effect on the earnings and financial position of the Company.

     Unaudited Financial Statements

The financial statements for the year ended January 31, 1997 were previously audited by a prior accounting firm. Such financial statements have now been presented on an unaudited basis and have been prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.


2.   Investment in Joint Venture

On October 7, 1998, the Company formed Unzipped with its joint venture partner Sweet, the purpose of which is to market and distribute apparel under the CANDIE'S and BONGO labels. Candie's and Sweet each have a fifty percent interest in Unzipped. Pursuant to the terms of the joint venture, Candie's licenses the CANDIE'S and BONGO trademarks to Unzipped for use in the design, manufacture and sale of certain designated apparel products.

As of January 31, 1999, the Company's investment in the unconsolidated affiliate equaled the Company's proportionate share of the underlying equity of this affiliate. As of January 31, 1999, approximately $545 of the Company's retained deficit represented the Company's proportionate share of the Unzipped loss. Condensed financial information for Unzipped is as follows:

                                                             January 31, 1999
                                                             ----------------

       Current assets, primarily inventory                      $    3,464
       Total assets                                                  3,568
       Liabilities                                                   3,466
       Members' equity                                                 102

                                                            For the year ended
                                                             January 31, 1999
                                                            ------------------

       Net sales                                                $    2,590
       Operating loss                                               (1,080)
       Net loss                                                     (1,090)

In addition, the Company has guaranteed Unzipped's outstanding obligations to its lender, Congress Financial Corporation, limited to the principal amount of $500 plus interest and any related costs of collection.

Pursuant to the terms of the Operating Agreement of Unzipped, on January 31, 2003, the Company must purchase from Sweet, Sweet's entire interest in Unzipped at the aggregate purchase price equal to 50% of 7.5 times EBITDA of Unzipped for the fiscal year commencing on February 1, 2002 and ending January 31, 2003. The Company has the right, in its sole discretion, to pay for such interest in cash or shares of common stock. In the event the Company elects to issue shares of common stock to Sweet, Sweet shall receive registered shares of common stock and the right to designate a member to the Board of Directors for the Company until the earlier to occur of (i) the sale of any of such shares or (ii) two years from the date of closing of such purchase.

The Company has agreed with Sweet to each make a $500 capital contribution to Unzipped by October 31, 1999.


3.   Other Intangibles, net

Intangibles, net consist of the following:

(In thousands, except for estimated lives which are stated in years)


                                                             January 31,
                                                     ---------------------------
                                    Estimated lives    1999             1998
      --------------------------------------------------------------------------

      Trademarks                          20         $ 22,854         $  5,668
      Non-compete agreement               15            2,275            2,275
      Licenses                             4            3,047               --
      --------------------------------------------------------------------------
                                                       28,176            7,943

      Less accumulated amortization                    (4,291)          (3,352)
      --------------------------------------------------------------------------
                                                     $ 23,885         $  4,591
      ==========================================================================


4.   Acquisitions

     Caruso

On September 24, 1998, the Company, through a wholly owned subsidiary, acquired all of the outstanding shares of Michael Caruso & Co., Inc. ("Caruso"). Under the terms of the agreement, the Company acquired the BONGO trademark as well as certain other related trademarks and two license agreements, one for children's and one for large size jeanswear. Prior to the closing of the acquisition, Caruso was the licensor of the BONGO trademark for use on footwear products sold by the Company, which license was terminated as of the closing.

The purchase price for the shares acquired was approximately $15.4 million and was paid at the closing in 1,967,742 shares of the Company's common stock (each share being valued at $7.75), plus $100 in cash. On March 21, 1999, 547,722 additional shares of the Company's common stock were delivered to the sellers upon the six month anniversary of the closing based on a contingency clause in the agreement requiring an upward adjustment in the number of shares delivered at closing. The issuance of the contingent consideration had no effect on the purchase price.

This transaction was accounted for using the purchase method of accounting. The results of operations of Caruso are included in the accompanying financial statements from the date of acquisition. The total purchase price of approximately $15.6 million, including acquisition expenses of approximately $250, but excluding the contingency consideration described above, resulted principally in a purchase price allocation to the licenses acquired of $2.7 million and a trademark value of $11.8 million.

     NRC

The Company began to license the use of the CANDIE'S trademark from New Retail Concepts, Inc. ("NRC") in June 1991 and in March 1993, purchased ownership of the CANDIE'S trademark from NRC together with certain pre-existing licenses of NRC, a then publicly traded company engaged primarily in the licensing and sublicensing of fashion trademarks and a significant shareholder of the Company. NRC's principal shareholder was also the Company's President and Chief Executive Officer.

Effective August 18, 1998 ("Effective Date"), the Company completed its previously announced merger with NRC. Each issued and outstanding share of NRC common stock $.01 par value (the "NRC Common Stock"), and each issued and outstanding option and warrant to purchase one share of NRC Common Stock, prior to the Effective Date, were converted, respectively, into 0.405 shares of common stock, $.001 par value of the Company (the "Candie's Common Stock"), and into options to purchase 0.405 shares of Candie's Common Stock, respectively.

At the effective date, there were 5,743,639 outstanding shares of NRC Common Stock and options to purchase 1,585,000 shares of NRC Common Stock. The 5,743,639 shares were converted to 2,326,174 shares of Candie's Common Stock and the 1,585,000 options were converted into options to purchase 641,925 shares of Candie's Common Stock. NRC also owned 1,227,696 shares of Candie's Common Stock and had options and warrants to purchase an additional 800,000 shares of Candie's Common Stock. The options and warrants owned by NRC were extinguished upon consummation of the merger.

This transaction was accounted for using the purchase method of accounting. The results of operations of NRC are included in the accompanying financial statements from the date of the merger.

The total cost of the acquisition, including acquisition expenses of $700, after netting the value of the reacquired Company shares, warrants and options, totaled approximately $5.6 million. This resulted principally in purchase price allocation to the licenses acquired of $340 and a trademark value of $5,214. Deferred tax liabilities, resulting from this transaction, totaled approximately $2,110, which amount was recorded as goodwill.

The following summarized pro-forma condensed consolidated financial information are based on the assumption that the merger of NRC and the acquisition of Caruso had been consummated as of February 1, 1997 as follows:

Pro-Forma Financial Information (unaudited)

                                             1999                   1998
                                          ----------            ----------
                                       (in thousands, except per-share data)

             Net revenues                 $ 114,696            $ 89,297
                                          =========            ========
             Licensing income             $     831            $    798
                                          =========            ========
             Net income (loss)            $    (682)           $  2,736
                                          =========            ========
            (Loss) earnings per share:
                 Basic                    $   ( .04)           $    .19
                                          =========            ========
                 Diluted                  $   ( .04)           $    .16
                                          =========            ========

     The unaudited pro-forma financial information has been provided for comparative purposes only and is not necessarily indicative of the results of operations that would have been achieved had the merger and acquisition been consummated at the beginning of the periods presented, nor is it necessarily indicative of future operations or the financial results of the combined companies.

5.   Due From/to Factor and Accounts Receivable

In fiscal 1999, the Company entered into a new factoring agreement whereby the Company has the option to sell any or all of its accounts receivable, principally without recourse, subject to maximum credit limits established by the lender for individual accounts. Receivables assigned but not sold to the lender or in excess of such maximum credit limits are subject to recourse.

Included in amounts Due from Factor at January 31, 1999 are accounts receivable subject to recourse totaling $ 8,824.

Under a prior factoring agreement Due To Factor at January 31, 1998 is comprised of assigned accounts receivable of $17,415, outstanding advances of $16,584, and an allowance for chargebacks of $1,731.

The prior factoring agreement permitted the netting of advances from the amounts due from factor and the amounts were netted for reporting purposes. In 1999, the Company entered into both a factoring agreement and a financing agreement with the same banks. These agreements do not permit the netting of the amounts due from factor and debt payable to the banks.

Concentration of credit risk is limited due to the large number of customers to which the Company sells its products and the use of a factor to assign invoices for sales to its customers. No individual customer accounted for more than 10% of the Company's total net revenues.

6.   Financing Agreements

At January 31, 1999, the Company had $1,174 of outstanding letters of credit. At January 31, 1999, the Company's letters of credit availability are formula based which takes into account borrowings under the Facility, as described below.

On May 27, 1998, the Company entered into a three year $35 million revolving credit facility (the "Facility"). Under certain conditions, including the addition of a second lender, the Facility may increase to a maximum of $50 million. On August 4, 1998, BankBoston, N.A. entered into a co-lending arrangement and became a participant in the Facility with Bank of America Commercial Corporation.

Effective January 31, 1999 the Facility was amended and borrowings under the Facility will bear interest at .25% below the prime rate (7.75% at January 31, 1999).

Prior to January 31, 1999, borrowings under the Facility, which totaled $16,874 at January 31, 1999, bore interest at 1.50% below the prime rate (7.75% at January 31, 1999) and the Company also had the option to borrow at either LIBOR plus 1.25% or the banker's acceptance rate plus 1%. These rates were fixed and subject to an increase or decrease based on certain conditions beginning in November 1998. The Company pays a commitment fee of 1/4% on the unused portion of the Facility.

Borrowings under the Facility are formula based and available up to the maximum amount of the Facility. The Facility also contains certain financial covenants including, minimum tangible net worth, certain specified ratios and other limitations, as defined therein. The Company has granted the lenders a security interest in substantially all of its assets.

The Company is in default of certain covenants of its Facility and the lenders have indicated their desire to terminate the Facility arrangement. The lenders have been extending the due date of the Facility by issuing periodic forbearance agreements to the Company. The current forbearance agreement is through October 30, 1999. The Company has received a commitment from a new institution to refinance the Facility and expects to consummate the new financing shortly.


7.   Stockholders' Equity

     Warrants

The following schedule represents warrants outstanding at January 31, 1999, 1998 and 1997:

                                                     Underwriter's  Class (A)   Class (B)     Class (C)        NRC           Other
                                                     Warrants(1)    Warrants    Warrants(2)  Warrants(2)    Warrants(3)     Warrants

                                                     -------------------------------------------------------------------------------

Warrants outstanding at January 31, 1996  ......      991,212        54,397     1,475,000     1,475,000       700,000        75,000
Warrants exercised (1) .........................     (174,009)           --            --            --            --            --
Adjustment of underwriter's warrants ...........       40,329            --            --            --            --            --
                                                     -------------------------------------------------------------------------------
Warrants outstanding at January 31, 1997  ......      857,532        54,397     1,475,000     1,475,000       700,000        75,000
Warrants exercised (1) .........................     (650,461)           --    (1,431,100)      (21,000)           --       (50,000)
Warrants expired or cancelled ..................           --       (54,397)      (43,900)           --            --       (25,000)
                                                     -------------------------------------------------------------------------------
Warrants outstanding at January 31, 1998  ......      207,071            --            --     1,454,000       700,000            --
Warrants exercised (1) .........................     (207,071)           --            --    (1,431,405)           --            --
Warrants expired or cancelled ..................           --            --            --       (22,595)     (700,000)           --
                                                     -------------------------------------------------------------------------------
Warrants outstanding at January 31, 1999  ......           --            --            --            --            --            --
                                                     ===============================================================================

(1)  Underwriter's  warrants  consist of 69,024  units at an  exercise  price of

     $3.19 per unit entitling the holder to one share of common stock, one Class B warrant and one Class C warrant. The shares reserved represent the number of shares issuable upon the exercise of the underwriter warrants and the attached Class B and C warrants. During the year ended January 31, 1999, all 69,024 units (representing a total of 207,071 shares of common stock) were exercised aggregating $844. In connection with an October 1994 private placement, the Company issued additional warrants to purchase 370,175 shares at an exercise price of $1.15 per share, of which 163,557 and 174,009 were exercised during the years ended January 31, 1998 and 1997, respectively.

(2) In connection with a secondary offering, the Company issued 1,475,000 shares of common stock, 1,475,000 Class B redeemable warrants and 1,475,000 Class C redeemable warrants to each registered holder. Each Class B warrant entitled the holder thereof to purchase one share of common stock at a price of $4.00 and each Class C warrant entitled the holder thereof to purchase one share of common stock at a price of $5.00. These warrants expired on February 23, 1998. The Company realized $5,687 net of expenses during the fiscal year ended January 31, 1998, related to the exercise of these warrants. The remaining 43,900 warrants were not exercised and were canceled. During the year ended January 31, 1998, 21,000 Class C Warrants were exercised aggregating $105. During the fiscal year ended January 31, 1999, 1,431,405 Class C warrants were exercised aggregating $7,157. The remaining 22,595 warrants expired.

(3) On February 1, 1995, in consideration of loans extended to the Company, NRC was granted warrants to acquire up to 700,000 shares of the Company's common stock at an exercise price of $1.24 per share. The warrants expire five years from their date of grant. Upon the merger of NRC with the Company these warrants were extinguished. (See Note 4)

     Stock Options

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Effects of applying SFAS 123 for providing pro forma disclosures are not likely to be representative of the effects on reported net income for future years.

Pro forma information regarding net (loss) income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                                January 31,
                                    --------------------------------------------
                                      1999               1998         1997
                                    --------------------------------------------

Expected Volatility..........       .618-.940         .759-.812     .770-.904
Expected Dividend Yield......           0%                 0%             0%
Expected Life (Term).........       3-7 years         1-3 years     2-5 years
Risk-Free Interest Rate......       3.60-9.56%        5.25-6.61%   5.70%-6.25%

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

For purposes of pro forma disclosures, the estimated fair value of the option is expensed when the option's are vested. The Company's pro forma information follows:

                                                    January 31,
                                         ---------------------------------
                                           1999        1998         1997
                                         ---------------------------------
Pro forma net (loss) income.....         (3,410)     $ 2,471      $    923

Pro forma (loss) earnings per share:
     Basic.......................          (.22)     $   .22      $    .10

     Diluted.....................          (.22)     $   .18      $    .10

The weighted-average fair value of options granted (at their grant date) during the years ended January 31, 1999, 1998 and 1997 was $3.24, $2.20 and $.64,
respectively.

In 1989, the Company's Board of Directors adopted, and its stockholders approved, the Company's 1989 Stock Option Plan (the "1989 Plan"). The 1989 Plan, as amended in 1990, provides for the granting of incentive stock options ("ISO's") and limited stock appreciation rights ("Limited Rights"), covering up to 222,222 shares of common stock. The 1989 Plan terminated on August 1, 1999.

Under the 1989 Plan, ISO's were to be granted at not less than the market price of the Company's common stock on the date of the grant. Stock options not covered by the ISO provisions of the 1989 Plan ("Non-Qualifying Stock Options" or "NQSO's") were granted at prices determined by the Board of Directors. Under the 1989 Plan 120,300, 126,800 and 149,300 of ISO's as of January 31, 1999, 1998
and 1997, respectively, were outstanding.

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

Additionally, at January 31, 1999, 1998 and 1997, NQSO's covering 2,763,000, 3,298,500, and 4,066,311 shares of common stock, respectively, were outstanding, which are not part of either the 1989 or 1997 Plans.

The options that were granted under the 1989 and 1997 Plans expire between five and ten years from the date of grant.

In connection with the merger with NRC (see Note 4), options to purchase 641,925 shares of Candie's Common Stock were granted to certain executives at exercise prices ranging from $0.25 to $4.32 per share and expire over periods up to ten years. The fair values of these options were recorded as cost of the consideration for the purchase price of NRC.

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

A summary of the Company's stock option activity, and related information for the years ended 1999, 1998 and 1997 follows:

                                                                Weighted-Average
                                                 Shares          Exercise Price
                                             -----------------------------------
Outstanding January 31, 1996................    3,045,611           $ 2.25
Granted.....................................    1,250,000           $ 2.17
Canceled....................................      (80,000)          $ 2.63
                                             ------------
Outstanding January 31, 1997................    4,215,611           $ 2.23
Granted.....................................    1,002,500           $ 5.48
Canceled....................................     (517,922)          $ 4.55
Exercised...................................     (647,889)          $ 2.33
                                             ------------
Outstanding January 31, 1998................    4,052,300           $ 2.72
Granted.....................................    2,519,925           $ 3.24
Canceled....................................     (175,000)          $ 2.60
Exercised...................................     (162,000)          $ 2.34
Expired.....................................     (220,000)          $ 2.68
                                             ------------
Outstanding January 31, 1999................    6,015,225           $ 2.78
                                             ------------

At January 31, 1999, 1998 and 1997, exercisable stock options totaled 4,877,475, 3,456,967 and 3,702,611 and had weighted average exercise prices of $2.53, $2.43 and $2.25, respectively.

On December 11, 1998, the Company's Board of Directors authorized the repricing of 2,626,750 options at $3.50. These options, which had original exercise prices ranging from $3.88 to $7.44, retained all of the original terms and vesting rights from their respective grant date.

Options outstanding and exercisable at January 31, 1999 were as follows:

                            Options Outstanding                                                         Options Exercisable
-------------------------------------------------------------------------------------          -----------------------------------
                                                      Weighted            Weighted                                    Weighted
          Range of            Number             Average Remaining        Average                Number               Average
       Exercise Prices      Outstanding            Contractual Life    Exercise Price          Exercisable         Exercise Price
-------------------------------------------------------------------------------------          -----------------------------------

$0.24-0.87.................    257,175                  1.2                $0.68                  257,175              $0.68
$1.15-1.50.................  1,076,500                  3.5                $1.29                1,076,500              $1.29
$1.51-2.50.................  1,501,500                  2.6                $2.04                1,364,000              $2.04
$2.51-3.50.................  2,855,550                  6.9                $3.46                2,011,800              $3.47
$3.51-5.00.................    110,000                  6.5                $4.35                   70,000              $4.50
$5.01-12.00................    214,500                  3.9                $7.98                   98,000              $7.16
--------------------------------------------------------------------------------               -----------------------------------

                             6,015,225                  4.6                $2.78                4,877,475              $2.53
================================================================================               ===================================

At January 31, 1999, 3,468,000 common shares were reserved under issuance on exercise of stock options for the 1997 Stock Option Plan.

     Stock Repurchase Program

On September 15, 1998 the Company's Board of Directors authorized the repurchase of up to two million shares of the Company's common stock. As of October 31, 1998, 85,200 shares were repurchased in the open market, at an aggregate cost of approximately $371. No additional shares have been repurchased since October 31, 1998. The Company intends, subject to certain conditions, to buy shares on the open market from time-to-time, depending on market conditions.

8.   Earnings Per Share

The following is a reconciliation of the shares used in calculating basic and diluted earnings per share (in thousands):

                                                                                 January 31,
                                                                    --------------------------------
                                                                        1999        1998       1997
                                                                    --------------------------------

        Basic                                                           15,250      11,375     9,143

        Effect of assumed conversions of employee stock options
           and warrants                                                     --       2,413     1,009
                                                                    --------------------------------

        Denominator for diluted earnings per share                      15,250      13,788    10,152
                                                                    ================================

The Company has granted 75,000 stock options to a related party, which vest based upon the achievement of certain targeted criteria. These shares have not been included in the computation of diluted earnings per share as the targeted criteria has not been met and the exercise price exceeded the market price and, therefore, the effect would have been antidilutive.

9.   Commitments and Contingencies

Several lawsuits have recently been filed against the Company and certain of its current and former officers and directors in the United States District Court for the Southern District of New York. There can be no assurance that the Company will successfully defend these lawsuits.

On May 17, 1999, a purported stockholder class action complaint was filed in the United States District Court for the Southern District of New York, against the Company and certain of its current and former officers and directors which together with certain other complaints subsequently filed in the same court alleging similar violations were consolidated in one lawsuit, Willow Creek Capital Partners L.P., v. Candie's, Inc. A consolidated complaint was served on the Company on or about August 24, 1999. The consolidated complaint includes claims under section 11, 12 and 15 of the Securities Act of 1933 and sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934. The consolidated complaint is brought on behalf of all persons who acquired securities of the Company between May 28, 1997 and

May 12, 1999, and alleges that the plaintiffs were damaged by reason of the Company's having issued materially false and misleading financial statements for Fiscal 1998 and the first three quarters of Fiscal 1999, which caused the Company's securities to trade at artificially inflated prices. An unfavorable resolution of this action could have a material adverse effect on the business, results of operations, financial condition or cash flows of the Company.

On August 4, 1999, the staff of the Securities and Exchange Commission advised the Company that it had commenced a formal investigation into the Company's actions in connection with certain accounting issues and transactions.

The Company is also a party to certain litigation incurred in the normal course of business. While any litigation has an element of uncertainty, the Company believes that the final outcome of any of these routine matters will not have a material effect on the Company's financial position or future liquidity.

10.  Related Party Transactions

On April 3, 1996, the Company entered into an agreement with Redwood Shoe ("Redwood"), a principal buying agent of footwear products, to satisfy in full certain trade payables (the "Payables") amounting to $1,680. Under the terms of the agreement, the Company (i) issued 1,050,000 shares of the Company's Common Stock; (ii) issued an option to purchase 75,000 shares of the Company's Common Stock at an exercise price of $1.75 which was immediately exercisable and has a five year life; and (iii) made a cash payment of $50. The Company purchased approximately $68 million, $48 million, and $24 million in 1999, 1998, and 1997, respectively, of footwear products through Redwood. At January 31, 1999, the Company had approximately $6.5 million of open purchase commitments with Redwood. At January 31, 1999 and 1998, the payable to Redwood totaled approximately $943 and $868, respectively.

11.  Capital and Operating Leases

Included in property and equipment are assets held under capital lease with an original cost of $316. At January 31, 1999, future minimum lease payments consist of the following:

          2000...................................                $  132
          2001...................................                   121
          2002...................................                   111
                                                                 ------

          Total minimum lease payments                              364
          Less:  Amount representing interest                       (48)
                                                                 ------
          Present value of minimum lease payments                   316
          Less:  Current maturities                                 (97)
                                                                 ------
          Capital lease obligation, less current maturities      $  219
                                                                 ======

Future net minimum lease payments under noncancelable operating lease agreements as of January 31, 1999 are as follows:

          2000...................................                $  725
          2001...................................                   534
          2002...................................                   490
          2003...................................                   449
          2004...................................                   300
          Thereafter.............................                   411
                                                                 ------
          Totals.................................                $2,909
                                                                 ======

Rent expense was approximately $691, $337 and $276 for the years ended January 31, 1999, 1998 and 1997, respectively.

12.  Benefit and Incentive Compensation Plans and Other

The Company sponsors a 401(k) Savings Plan (the "Savings Plan") which covers all eligible full-time employees. Participants may elect to make pretax contributions subject to applicable limits. At its discretion, the Company may contribute additional amounts to the Savings Plan. The Company made contributions of $134, $80 and $62 to the Savings Plan for the years ended January 31, 1999, 1998 and 1997, respectively.

The Company has certain incentive compensation arrangements with each of its Chief Executive Officer and Chief Operating Officer pursuant to their employment agreements. The incentive compensation aggregates 6.5% of pre-tax earnings, as defined.

13.  Income Taxes

At January 31, 1999, the Company had net operating losses of approximately $4.3 million for income tax purposes, which expire in the years 2007 through 2010. Due to the issuance of common stock on February 23, 1993, an "ownership change," as defined in Section 382 of the Internal Revenue Code, occurred. Section 382 restricts the use of the Company's net operating loss carryforwards incurred prior to the ownership change to $275 per year. Approximately $2.5 million of the operating loss carryforwards are subject to this restriction and accordingly, no accounting recognition has been given to approximately $1.8 million of operating losses since present restrictions preclude their utilization. During Fiscal 1999, the Company merged with NRC and was entitled to another $2.4 million of operating losses incurred by NRC. These operating losses are also subject to restriction and only $327 can be carried forward each year.

After the date of the pre-quasi reorganization the tax benefits of net operating loss carryforwards incurred prior to the reorganization, has been treated for financial statement purposes as direct additions to additional paid-in capital. For Fiscal 1998, the Company utilized $149 of pre-quasi reorganization net operating loss carryforwards. The related tax benefit $56, at January 31, 1998, had been recognized as an increase to additional paid-in capital. Additionally, as of January 31, 1998, the Company eliminated its valuation allowance for deferred tax assets by approximately $2.4 million, increasing paid-in capital by approximately $1 million and benefiting the income tax provision by approximately $1.4 million. The Company believes it is more likely than not that the operations will generate sufficient taxable income to realize such tax assets.

The income tax provision (benefit) for Federal and state income taxes in the consolidated statements of income consists of the following:

                                                                        January 31,
                                                             -------------------------------
                                                               1999        1998        1997
                                                             -------------------------------
Current:
Federal ...................................................  $   406     $   747     $    --
State .....................................................      282         206          30
                                                             -------     -------     -------
Total current .............................................      688         953          30
                                                             -------     -------     -------

Deferred:
Federal ...................................................     (675)       (728)       (876)
State .....................................................     (136)        130        (164)
                                                             -------     -------     -------
Total deferred ............................................     (811)       (598)     (1,040)
                                                             -------     -------     -------

Total provision (benefit) .................................  $  (123)    $   355     $(1,010)
                                                             =======     =======     =======

The following summary reconciles income tax provision at the Federal statutory rate with the actual provision (benefit):

                                                                        January 31,
                                                             -------------------------------
                                                               1999        1998        1997
                                                             -------------------------------
Income taxes (benefit) at statutory rate ..................   $ (260)    $ 1,278     $    46

Non-deductible amortization ...............................      153         122          97
Utilization of net operating losses .......................       --          --         (60)
Change in valuation allowance of deferred tax assets ......       --      (1,347)     (1,100)
State provision, net of federal income tax benefit ........       99         213          20
Adjustment for estimate of prior year taxes ...............     (138)         70          --
Other .....................................................       23          19         (13)
                                                             -------     -------     -------
Total income tax provision (benefit) ......................  $  (123)    $   355     $(1,010)
                                                             =======     =======     =======

The significant components of net deferred tax assets of the Company consist of the following:

                                                              January 31,
                                                        ----------------------
                                                          1999           1998
                                                        --------       -------

Accrued bonus .................................         $    --        $   117
Compensation expense ..........................              96             57
Alternative minimum taxes .....................             126             52
Inventory valuation ...........................             643            222
Net operating loss carryforwards ..............           2,158          2,380
Equity loss ...................................             227             --
Accounts and factoring  receivable valuation ..           1,475             10
Depreciation ..................................              96             43
Other deferred tax assets .....................              61             62
                                                        -------        -------
Total net deferred tax assets .................           4,882          2,943
Valuation allowance ...........................              --             --
                                                        -------        -------
Total deferred tax assets .....................           4,882          2,943

Trademarks and licenses .......................          (2,269)            --
Other deferred tax liabilities ................            (165)            --
                                                        -------        -------
Total deferred tax liabilities ................          (2,434)            --
                                                        -------        -------
Total net deferred tax assets .................         $ 2,448        $ 2,943
                                                        =======        =======

14.  Segment Information

Effective  February  1, 1998,  the  Company  adopted  the  Financial  Accounting
Standards Board's Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 did not affect results of operations or financial position.

The Company has one reportable segment that is engaged in the manufacture and marketing of branded footwear, including casual shoes and boots to the retail sector. Revenues of this segment are derived from the sale of branded footwear products to external customers and the Company's retail division as well as royalty income from the licensing of the Company's trademarks and brand names to licensees. The business units comprising the branded footwear segment manufacture or source, market and distribute products in a similar manner. Branded footwear is distributed through wholesale channels and under licensing and distributor arrangements.

The Company measures segment profits as earnings before income taxes. The accounting policies used to determine profitability and total assets of the branded footwear segment are the same as disclosed in the summary of significant accounting policies (see Note 1, Summary of Significant Accounting Policies).

15.  Subsequent Events

In May 1999, the Company entered into a $3.5 million master lease agreement with a financial organization. The agreement requires the Company to collateralize property and equipment of $2.4 million, of which $1.4 million had been collateralized as of May 1999, with the remaining agreement balance considered to be an unsecured loan. The agreement's term is for a period of four years.

16.  Restatement

During the course of the audit of the Company's financial statements for the year ended January 31, 1999, and the re-audit of the financial statements for the year ended January 31, 1998, the Company became aware of certain required adjustments primarily in inventory and accounts receivable/due from factor balances as of January 31, 1998. The financial statements for the year ended January 31, 1998 have been restated to reflect these adjustments, as summarized below:


Net income, as previously reported                                      $ 4,536
                                                                        -------
Adjustments - Increase (Decrease):
     Inventory valuation                                                   (550)
     Revenues (gross profit effect)                                      (1,110)
     Receivable reserves                                                   (450)
     Other                                                                  137
     Tax effect on these adjustments                                        842
                                                                        -------
                                                                          1,131
                                                                        -------
Net income, as adjusted                                                 $ 3,405
                                                                        =======

Per share amounts:
Basic:
     As previously reported                                             $   .40
     Adjustments                                                           (.10)
                                                                        -------
     As adjusted                                                        $   .30
                                                                        =======

Diluted:
     As previously reported                                             $   .33
     Adjustments                                                           (.08)

                                                                        -------
     As adjusted                                                        $   .25
                                                                        =======


17.  Fourth Quarter Adjustments (Unaudited)

As of January 31, 1998, the Company recorded certain adjustments which reduced net income by $1,131. These adjustments related to inventory and accounts receivable/due from factor balance and are explained in Note 16. Most of these adjustments related to earlier quarters in fiscal 1998.

As of January 31, 1999, the Company recorded certain adjustments which increased fourth quarter net income by $2,550. These adjustments related to the following:

                                                         Increase
                                                        (Decrease)
                                                        ----------
      Inventory valuation                                $  (320)
      Inventory reserve                                     (530)
      Receivable reserves                                 (1,460)
      Customer charge-backs                                6,687
      Revenues (gross profit effect)                       1,245
      Increase in royalty expense                           (650)
      Increase in equity in loss of joint venture           (263)
      Other, net                                            (479)
      Tax effect of these adjustments                     (1,680)
                                                         -------
                                                         $ 2,550
                                                         =======

In addition to these adjustments, which primarily relate to prior quarters in fiscal 1999, other adjustments were required to properly reflect certain transactions in different quarters throughout fiscal 1999. The Company plans to restate its Form 10-Q filings in the near future to reflect these adjustments. The adjusted net income amounts, by quarter, are reflected below:



Fiscal 1999                       As originally
  Quarter                           reported        Adjustments      As Adjusted
-----------                       -------------     -----------      -----------

First                                $ 1,056             (674)          $   382
                                     =======          =======           =======

Second                               $ 3,361           (1,932)          $ 1,429
                                     =======          =======           =======

Third                                $   822           (1,324)          $  (502)
                                     =======          =======           =======

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Candies, Inc.
Purchase, New York

The audits referred to in our report dated September 3, 1999 except for Note 6, which is September 21, 1999, relating to the consolidated financial statements of Candie's, Inc. and Subsidiaries, which is contained in Item 8 of the Form 10-K included the audits of the financial statement schedule listed in the accompanying index for the years ended January 31, 1999 and 1998. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based upon our audits.

In our opinion the financial statement schedule presents fairly, in all material respects, the information set forth therein.


                                                           /s/: BDO Seidman, LLP
                                                           ---------------------
                                                                BDO Seidman, LLP

September 3, 1999
New York, New York

                 Schedule II - Valuation and Qualifying Accounts
                         Candie's, Inc. and Subsidiaries
                                 (In thousands)


                        Column A                              Column B       Column C      Column D (a)     Column E
---------------------------------------------------------  ------------     -----------     -------------  ----------
                                                                             Additions
                                                                            ----------
                                                            Balance at      Charged to                     Balance at
                                                           Beginning of     Costs and                        End of
Description                                                   Period         Expenses       Deductions       Period
--------------------------------------------------------- -------------     ----------      ----------     ----------
Reserves and allowances deducted from asset accounts:

Year ended January 31, 1999:
Allowance for uncollectible accounts                         $     27        $    993        $     70        $  950
                                                             ========        ========        ========        ======
Allowance for chargebacks                                    $  1,731        $ 14,104        $ 13,256        $2,579
                                                             ========        ========        ========        ======

Year ended January 31, 1998 (restated):
Allowance for uncollectible accounts                         $     34        $    183        $    190        $   27
                                                             ========        ========        ========        ======
Allowance for chargebacks                                    $    350        $  8,049        $  6,668        $1,731
                                                             ========        ========        ========        ======

Year ended January 31, 1997 (unaudited):
Allowance for uncollectible accounts                         $     63        $     68        $     97        $   34
                                                             ========        ========        ========        ======
Allowance for chargebacks                                    $    353        $  2,923        $  2,926        $  350
                                                             ========        ========        ========        ======


(a)  Uncollectible receivables charged against the allowance provided.