Form 10-Q
period 1999-04-30
CANDIES INC
filed 1999-09-22
CIK 857737

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                      ------------------------------------

                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended April 30, 1999

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

Common Stock, $.001 Par Value -- 17,897,166 shares as of September 7, 1999

                                      INDEX

                                    FORM 10-Q

                         CANDIE'S, INC. and SUBSIDIARIES

                                                                                        Page No.
                                                                                        --------
Part I.  Financial Information

Item 1.  Financial Statements - (Unaudited)

     Condensed Consolidated Balance Sheets - April 30, 1999 and January 31, 1999............   3

     Condensed Consolidated Statements of Operations - Three Months
     Ended April 30, 1999 and 1998..........................................................   4

     Condensed Consolidated Statement of Stockholders' Equity - Three Months Ended
     April 30, 1999.........................................................................   5

     Condensed Consolidated Statements of Cash Flows - Three Months Ended April 30,
     1999 and 1998..........................................................................   6

     Notes to Condensed Consolidated Financial Statements...................................   7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations  .......................................................................  11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.........................  14

Part II. Other Information

Item 1.  Legal Proceedings..................................................................  15
Item 2.  Changes in Securities..............................................................  15
Item 6.  Exhibits and Reports on Form 8-K...................................................  15

Signatures   ...............................................................................  16

Index to Exhibits...........................................................................  17

Part I. Financial Information

Candie's, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

                                                                     April 30,  January 31,
                                                                       1999        1999
                                                                     ---------  ----------
                                                                    (Unaudited)
                                                                (000's omitted, except par value)

Assets

Current Assets
      Cash .......................................................   $    741    $    598
      Accounts receivable, net ...................................      3,785       2,774
      Due from affiliate .........................................        861         796
      Due from factors and trade receivables .....................     12,882      15,138
      Inventories ................................................     17,619      19,031
      Refundable and prepaid income taxes ........................      2,536       2,623
      Deferred income taxes ......................................      2,598       2,598
      Prepaid advertising and other ..............................      2,253       1,182
      Other current assets .......................................        272         476
                                                                     --------    --------
Total Current Assets .............................................     43,547      45,216

Property and equipment, at cost:
      Furniture, fixtures and equipment ..........................      4,483       3,860
      Less: Accumulated depreciation and amortization ............      1,453       1,258
                                                                     --------    --------
                                                                        3,030       2,602
Other assets:
      Intangibles, net ...........................................     25,680      26,179
      Deferred income taxes ......................................        433          --
      Investment and equity in joint venture - net ...............         --          51
      Other ......................................................        516         552
                                                                     --------    --------
                                                                       26,629      26,782
                                                                     --------    --------
Total Assets .....................................................   $ 73,206    $ 74,600
                                                                     ========    ========

Liabilities and Stockholders' Equity

Current Liabilities:
      Revolving notes payable - banks ............................   $ 13,252    $ 16,874
      Accounts payable and accrued expenses ......................      4,501       4,416
      Accounts payable - Redwood Shoe ............................      4,252         943
      Losses in excess of joint venture investment ...............         65          --
      Current portion of long-term liabilities
         and capital lease obligation ............................         97          97
                                                                     --------    --------
Total Current Liabilities ........................................     22,167      22,330

Long-term liabilities and deferred taxes .........................        194         421

Stockholders' Equity
      Preferred stock, $.01 par value
         -- authorized 5,000 shares; none issued and outstanding
      Common stock, $.001 par value
         -- authorized 30,000 shares; issued 19,129 shares at
            April 30, 1999 and 18,525 shares issued
            at January 31, 1999 ..................................         19          18
      Additional paid-in capital .................................     58,992      58,819
      Retained earnings (deficit) ................................     (1,734)       (556)
      Treasury stock - at cost - 1,313 shares ....................     (6,432)     (6,432)
                                                                     --------    --------
Total Stockholders' Equity .......................................     50,845      51,849
                                                                     --------    --------

Total Liabilities and Stockholders' Equity .......................   $ 73,206    $ 74,600
                                                                     ========    ========

See notes to condensed consolidated financial statements.

Candie's, Inc. and Subsidiaries


Condensed Consolidated Statements of Operations
(Unaudited)

                                                         Three Months Ended
                                                        ---------------------
                                                        April 30,   April 30,
                                                          1999        1998
                                                        --------    --------
                                                (000's omitted, except per share data)

                                                                   (Restated)

Net revenues ........................................   $ 21,254    $ 23,358
Cost of goods sold ..................................     15,846      17,109
                                                        --------    --------
Gross profit ........................................      5,408       6,249

Licensing income ....................................        390          --
                                                        --------    --------
 . ...................................................      5,798       6,249

Selling, general and administrative expenses ........      7,146       5,338
                                                        --------    --------
Operating (loss) income .............................     (1,348)        911

Other expenses:
     Interest expense - net .........................        282         274
     Equity loss in joint venture ...................        116          --
                                                        --------    --------
                                                             398         274
                                                        --------    --------
(Loss) income before income taxes ...................     (1,746)        637

Provision (benefit) for income taxes ................       (568)        255
                                                        --------    --------

Net (loss) income ...................................   $ (1,178)   $    382
                                                        ========    ========


(Loss) earnings per common share:
           Basic ....................................   $   (.07)   $    .03
                                                        ========    ========
           Diluted ..................................   $   (.07)   $    .02
                                                        ========    ========

Weighted average number of common shares outstanding:
           Basic ....................................     17,430      13,656
                                                        ========    ========
           Diluted ..................................     17,430      16,015
                                                        ========    ========


See notes to condensed consolidated financial statements.

Candie's, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)

Three Months Ended April 30, 1999
(000's omitted)

                                                                                      Additional   Retained
                                                                    Common Stock       Paid-In     Earnings    Treasury
                                                                  Shares     Amount    Capital     (Deficit)     Stock       Total
                                                                 ------------------------------------------------------------------
Balance at January 31, 1999 ..................................   $ 18,525   $     18   $ 58,819    $   (556)   $ (6,432)   $ 51,849

    Exercise of stock options ................................         19         --         31          --          --          31

    Issuance of common stock to retirement plan ..............         37         --        129          --          --         129

    Additional contingent shares issued for the
          Acquisition of Michael Caruso & Co., Inc. ..........        548          1         (1)         --          --           0

    Tax benefit from exercise of stock options ...............         --         --         14          --          --          14

    Net loss .................................................         --         --         --      (1,178)         --      (1,178)
                                                                 --------   --------   --------    --------    --------    --------
Balance at April 30, 1999 ....................................   $ 19,129   $     19   $ 58,992    $ (1,734)   $ (6,432)   $ 50,845
                                                                 ========   ========   ========    ========    ========    ========

See notes to condensed consolidated financial statements.

Candie's, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                             Three Months Ended
                                                             ------------------
                                                             April 30, April 30,
                                                               1999      1998
                                                             ------------------
                                                               (000's omitted)
OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities ......   $ 4,397    $(8,435)
                                                             ------------------

INVESTING ACTIVITIES:
     Purchases of property and equipment .................      (623)      (190)
                                                             ------------------
Net cash used in investing activities ....................      (623)      (190)
                                                             ------------------

FINANCING ACTIVITIES:
     Proceeds from exercise of stock options and warrants         31      8,277
     Capital lease reduction .............................       (40)        --
     Revolving notes payable - bank ......................    (3,622)        --
                                                             ------------------
Net cash (used in) provided by financing activities ......    (3,631)     8,277
                                                             ------------------

INCREASE (DECREASE) IN CASH ..............................       143       (348)
Cash at beginning of period ..............................       598        367
                                                             ------------------
Cash at end of period ....................................   $   741    $    19
                                                             ==================

See notes to condensed consolidated financial statements.

Candie's, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Unaudited)
(dollars are in thousands)

April 30, 1999


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended April 30, 1999 are not necessarily indicative of the results that may be expected for a full fiscal year.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 1999.

NOTE B -- FINANCING AGREEMENTS

At April 30 and January 31, 1999, the Company had $280 and $1,174, respectively, of outstanding letters of credit. The Company's letters of credit availability are formula based which takes into account borrowings under the Facility, as described below.

On May 27, 1998, the Company entered into a three year $35 million revolving credit facility (the "Facility"). Under certain conditions, including the addition of a second lender, the Facility may increase to a maximum of $50 million. On August 4, 1998, BankBoston, N.A. entered into a co-lending arrangement and became a participant in the Facility with Bank of America Commercial Corporation.

Prior to January 31, 1999, borrowings under the Facility, which totaled $16,874 at January 31, 1999, bore interest at 1.50% below the prime rate (7.75% at January 31, 1999) and the Company also had the option to borrow at either LIBOR plus 1.25% or the banker's acceptance rate plus 1%. These rates were fixed and subject to an increase or decrease based on certain conditions beginning in November 1998. Effective January 31, 1999 the Facility was amended and borrowings under the Facility bear interest at .25% below the prime rate (7.75% at January 31, 1999). The Company pays a commitment fee of 1/4% on the unused portion of the Facility.

Borrowings under the Facility are formula based and available up to the maximum amount of the Facility. The Facility also contains certain financial covenants including, minimum tangible net worth, certain specified ratios and other limitations, as defined therein.

The Company has granted the lenders a security interest in substantially all of its assets.

The Company is in default of certain covenants of its Facility and the lenders have indicated their desire to terminate the Facility arrangement. The lenders have been extending the due date of the Facility by issuing periodic forbearance agreements to the Company. The current forbearance agreement is through October 30, 1999. The Company received a commitment from a new institution to refinance the Facility and expects to consummate the new financing shortly.

NOTE C -- EARNINGS PER SHARE

Basic  earnings  per share  includes no dilution and is computed by dividing net
(loss) income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options and warrants.

The following is a reconciliation of the shares used in calculating basic and diluted earnings per share:

                                                                   April 30,
                                                               ----------------
                                                                1999      1998
                                                               ----------------
                                                                (000's omitted)
Basic......................................................... 17,430    13,656

Effect of assumed conversions of employee stock options.......     --     2,359
                                                               ----------------
Denominator for diluted earnings per share.................... 17,430    16,015
                                                               ================

NOTE D -- SEGMENT INFORMATION

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

NOTE E -- RESTATEMENT

During the course of the audit of the Company's financial statements for the year ended January 31, 1999, and the re-audit of the financial statements for the year ended January 31, 1998, the Company became aware of certain required adjustments primarily in inventory and accounts receivable/due from factor balances as of April 30, 1998. The financial statements for the quarter ended April 30, 1998 have been restated to reflect these adjustments, as summarized below:


          Net income, as previously reported .          $ 1,056
                                                        -------
          Adjustments - Increase (Decrease):
               Inventory valuation ...........              550
               Revenues (gross profit effect)               (21)
               Receivable reserves ...........           (1,678)
               Other .........................               30
               Tax effect on these adjustments              445
                                                        -------
                                                           (674)
                                                        -------
          Net income, as adjusted ............          $   382
                                                        =======

          Per share amounts:
          Basic:
               As previously reported ........          $   .08
               Adjustments ...................             (.05)
                                                        -------
               As adjusted ...................          $   .03
                                                        =======

          Diluted:
               As previously reported ........          $   .07
               Adjustments ...................             (.05)
                                                        -------
               As adjusted ...................          $   .02
                                                        =======


NOTE F -- COMMITMENTS AND CONTINGENCIES

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

NOTE G -- SUBSEQUENT EVENT

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

     Such factors include, but are not limited to, uncertainty regarding continued market acceptance of current products and the ability to successfully develop and market new products particularly in light of rapidly changing fashion trends, the impact of supply and manufacturing constraints or difficulties relating to the Company's dependence on foreign manufacturers, uncertainties relating to customer plans and commitments, competition, uncertainties relating to economic conditions in the markets in which the Company operates, the ability to hire and retain key personnel, the ability to obtain capital if required, the risk of litigation, the risks of uncertainty of trademark protection, year 2000 compliance, the uncertainty of marketing and licensing the trademarks acquired during Fiscal 1999 and other risks detailed below and in the Company's Securities and Exchange Commission filings.

     The words "believe", "expect", "anticipate", and "seek" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Results of Operations

     Revenues. Net revenues decreased by $2.1 million or 10% to $21.3 million in the three months ended April 30, 1999, from $23.4 million in the comparable restated period of the prior year. The decrease was primarily due to decreased wholesale volume with department stores.

     Gross Profit. Gross profit margins decreased to 25.4% in the three months ended April 30, 1999 from 26.7% in the comparable period of the prior year. The decrease was primarily attributable to lower wholesale revenue and higher private label business at lower margins.

     Operating Expenses. Selling and administrative expenses increased by $1.8 million or 33.9% to $7.1 million in the three months ended April 30, 1999 from $5.3 million in the comparable period of the prior year. As a percentage of net revenues, selling and administrative expenses increased 10.8% to 33.6% for the three months ended April 30, 1999 from 22.8% for the comparable period of the prior year. These increases reflect costs which are directly associated with implementation of the Company's strategic plan to strengthen its management team and infrastructure, the expansion outside of its core footwear products to include, handbags, international distribution channels and the growth of licensing as well as increased intangible amortization relating to the Company's Fiscal 1999 acquisitions.

     Interest Expense. Interest expense for the three months ended April 30, 1999 was $282,000, compared to $274,000 for the comparable period in the previous year.

     Net (loss) Income. As a result of the foregoing, the Company sustained a net loss of $1.2 million in the three months ended April 30, 1999, compared to net income of $382,000 in the corresponding 1998 period.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued


Results of Operations -Continued

     (Loss) Earnings Per Share. The loss per share in the three months ended April 30, 1999 was $(.07) on a basic and diluted basis, which reflects an additional 3.8 million weighted average shares outstanding, compared to net income of $.02 per diluted share in the comparable quarter of the prior year. The increase in the weighted average shares outstanding for the three month period ended April 30, 1999 is primarily the result of the shares issued in connection with the Company's Fiscal 1999 acquisitions

Liquidity and Capital Resources

     Working capital decreased approximately $1.5 million to $21.4 million at April 30, 1999 from $22.9 million at January 31, 1999, primarily due to the net loss for the period. At April 30, 1999, the current ratio was 2.0 to 1.

     The Company has relied in the past primarily upon revenues generated from operations, borrowings from its factor and sales of securities to finance its liquidity and capital needs. Net cash provided by operating activities totaled $4.3 million for the three months ended April 30, 1999, compared to cash used of $8.4 million for the three months ended April 30, 1998. This change primarily reflects the change in the Company's agreements with its factor in fiscal 1999. This resulted in the grossing up of advances from the factor and amounts borrowed under the factoring and financing agreements compared to the prior period when these amounts were netted.

     Capital expenditures were $623,000 for the three months ended April 30, 1999, compared to $190,000 for the three months ended April 30, 1998.

     The Company is obligated on or prior to October 31, 1999 to make a $500,000 capital contribution to Unzipped Apparel, LLC ("Unzipped"), the Company's joint venture with Sweet Sportswear, LLC.

     During the three month period ended April 30, 1998, substantially all of the Company's outstanding Class C warrants ("Warrants") were exercised and the Company received aggregate proceeds of approximately $7.16 million from the exercise of such Warrants. The proceeds were used to repay short-term borrowings. In addition, the Company received proceeds of approximately $1.12 million in connection with the issuance of Common Stock relating to the exercise of outstanding stock options and certain underwriters' warrants.

     On May 27, 1998, the Company entered into a three year $35 million revolving credit facility (the "Facility"). On August 4, 1998, BankBoston, N.A. entered into a co-lending arrangement and became a participant in the Facility with Bank of America Commercial Corporation.

     Effective January 31, 1999 the Facility was amended and borrowings under the Facility bear interest at .25% below the prime rate (7.75% at April 30, 1999).

     Borrowings under the Facility are formula based and available up to the maximum amount of the Facility. The Facility also contains certain financial covenants including, minimum tangible net worth, certain specified ratios and other limitations, as defined therein. The Company has granted the lenders a security interest in substantially all of its assets.

     The Company is in default of certain covenants of its Facility and the lenders have indicated their desire to terminate the Facility arrangement. The lenders have been extending the due date of the Facility by issuing periodic forbearance agreements to the Company. The current forbearance agreement is through October 30, 1999. The Company received a commitment from a new institution to refinance the

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued


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

     Cash requirements fluctuate from time to time due to seasonal requirements, including the timing of receipt of merchandise and various other factors. The Company believes that it will be able to satisfy its ongoing cash requirements for the foreseeable future, including requirements for its expansion, primarily with cash flow from operations, supplemented by borrowings under a new financing agreement.

Year 2000

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

     Since the implementation of the JBA Solution will not be complete prior to December 31, 1999, the Company has contracted with Millennium Solutions 400 Ltd. to license software and to implement a remedial system, MS4, that will permit the Company to bring its current system into compliance. The MS4 system uses an encapsulation process that will make the Company's existing system Year 2000 compliant. The algorithm that will be used by this system will ensure that the Company's existing system is Year 2000 compliant and will work until the year 2027.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued


Year 2000 - Continued

     The Company's Year 2000 strategy addresses its relationships with critical third parties, including suppliers, customers and service providers. The Company's evaluation of these business partners includes written inquiry of such third parties' Year 2000 readiness and evaluation of responses. The Company has or intends to follow up with those third parties that indicate material problems with continued operations, particularly as the Company's products are sourced from third parties abroad into the Year 2000. The Company is working jointly with customers, strategic vendors and business partners to identify and resolve any Year 2000 issues that may impact the Company. The Company anticipates that this evaluation will be on-going through the third quarter of Fiscal 2000. An assessment of the capability of electronic data interface trading partners to operate with respect to Year 2000 has been completed.

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


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     Not applicable.

PART II.  Other Information

Item 1.   Legal Proceedings

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

          On August 4, 1999, the staff of the Securities and Exchange Commission advised the Company that it had commenced a formal investigation into the actions of the Company and others in connection with, among other things, certain accounting issues and transactions.

          The Company is also a party to certain litigation incurred in the normal course of business. While any litigation has an element of uncertainty, the Company believes that the final outcome of any of these routine matters will not have a material effect on the Company's financial position or future liquidity.

Item 2.   Changes in Securities

          On March 30, 1999, the Registrant issued 547,722 additional shares of its common stock in connection with the Fiscal 1999 acquisition of all the outstanding shares of Michael Caruso & Co., Inc., in a private transaction exempt from registration by Section 4(2) of the Securities Act of 1933, as amended.


Item 6.   Exhibits and Reports on Form 8-K

     A.   Exhibit 10.1 - None

     B.   Exhibit 27 - Financial Data Schedules

     C.   Reports on Form 8-K - None

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

                                                        CANDIE'S, INC.
                                                  ----------------------------
                                                          (Registrant)


Date     September 21, 1999                   By: /s/ Neil Cole
                                                  ----------------------------
                                                  Neil Cole
                                                  Chief Executive Officer
                                                  (on Behalf of the Registrant)

Date     September 21, 1999                   By: /s/ Frank Marcinowski
                                                  ----------------------------
                                                  Frank Marcinowski
                                                  Vice President and
                                                  Chief Financial Officer

Index to Exhibits



Exhibit
Numbers           Description
-------           -----------

10.1              None

27                Financial Data Schedules