Form 10-Q
period 1999-07-31
CANDIES INC
filed 1999-09-30
CIK 857737

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                      ------------------------------------

                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended July 31, 1999

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

Common Stock, $.001 Par Value -- 17,897,166 shares as of SEPTEMBER 30, 1999

                                      INDEX

                                    FORM 10-Q

                         CANDIE'S, INC. and SUBSIDIARIES

                                                                                                      Page No.
                                                                                                     -----------
Part I.  Financial Information

Item 1.  Financial Statements - (Unaudited)

     Condensed Consolidated Balance Sheets - July 31, 1999 and January 31, 1999.........................   3

     Condensed Consolidated Statements of Operations - Three and Six Months
     Ended July 31, 1999 and 1998.......................................................................   4

     Condensed Consolidated Statement of Stockholders' Equity - Six Months Ended
     July 31, 1999......................................................................................   5

     Condensed Consolidated Statements of Cash Flows - Six Months Ended July 31,
     1999 and 1998......................................................................................   6

     Notes to Condensed Consolidated Financial Statements...............................................   7


Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations  ...................................................................................  11


Item 3.  Quantitative and Qualitative Disclosures about Market Risk.....................................  14

Part II. Other Information

Item 1. Legal Proceedings...............................................................................  15
Item 6. Exhibits and Reports on Form 8-K................................................................  15


Signatures   ...........................................................................................  16

Index to Exhibits.......................................................................................  17

Part I. Financial Information

Candie's, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

                                                                        July 31,     January 31,
                                                                          1999          1999
                                                                       ----------    ----------
                                                                      (Unaudited)

                                                                           (000's omitted)
Assets

Current Assets
      Cash .......................................................     $      352    $      598
      Accounts receivable, net ...................................          4,757         2,774
      Due from affiliate .........................................          1,243           796
      Due from factors and trade receivables .....................         16,128        15,138
      Inventories ................................................         18,155        19,031
      Refundable and prepaid income taxes ........................            274         2,623
      Deferred income taxes ......................................          2,831         2,598
      Prepaid advertising and other ..............................          2,150         1,182
      Other current assets .......................................            434           476
                                                                       ----------    ----------
Total Current Assets .............................................         46,324        45,216

Property and equipment, at cost:
      Furniture, fixtures and equipment ..........................          5,297         3,860
      Less: Accumulated depreciation and amortization ............          1,652         1,258
                                                                       ----------    ----------
                                                                            3,645         2,602
Other assets:
      Intangibles, net ...........................................         25,177        26,179
      Deferred income taxes ......................................          1,655            --
      Investment and equity in joint venture - net ...............             --            51
      Other ......................................................            437           552
                                                                       ----------    ----------
                                                                           27,269        26,782
                                                                       ----------    ----------
Total Assets .....................................................     $   77,238    $   74,600
                                                                       ==========    ==========

Liabilities and Stockholders' Equity

Current Liabilities:
      Revolving notes payable - banks ............................     $   17,149    $   16,874
      Accounts payable and accrued expenses ......................          5,562         4,416
      Accounts payable - Redwood Shoe ............................          2,991           943
      Losses in excess of joint venture investment ...............            286            --
      Current portion of long-term liabilities
         and capital lease obligation ............................            893            97
                                                                       ----------    ----------
Total Current Liabilities ........................................         26,881        22,330

Long-term liabilities and deferred taxes .........................          2,536           421

Stockholders' Equity
      Preferred stock, $.01 par value
           -- authorized 5,000 shares; none issued and outstanding
      Common stock, $.001 par value
       -- authorized 30,000 shares; issued 19,210 shares at
            July 31, 1999 and 18,525 shares issued
            at January 31, 1999 ..................................             19            18
      Additional paid-in capital .................................         59,059        58,819
      Retained earnings (deficit) ................................         (4,825)         (556)
      Treasury stock - at cost  - 1,313 shares ...................         (6,432)       (6,432)
                                                                       ----------    ----------
Total Stockholders' Equity .......................................         47,821        51,849
                                                                       ----------    ----------

Total Liabilities and Stockholders' Equity .......................     $   77,238    $   74,600
                                                                       ==========    ==========

See notes to condensed consolidated financial statements.

Candie's, Inc. and Subsidiaries


Condensed Consolidated Statements of Operations
(Unaudited)

                                                            Three Months Ended          Six Months Ended
                                                                 July 31,                  July 31,
                                                          ----------------------     ----------------------
                                                            1999          1998         1999          1998
                                                          --------      --------     --------      --------
                                                                       (Restated)                 (Restated)
                                                                (000's omitted, except per share data)
Net revenues ........................................     $ 33,054      $ 38,350     $ 54,308      $ 61,708
Cost of goods sold ..................................       26,794        28,603       42,640        45,712
                                                          --------      --------     --------      --------
Gross profit ........................................        6,260         9,747       11,668        15,996
Licensing income ....................................          468            --          858            --
                                                          --------      --------     --------      --------
                                                             6,728         9,747       12,526        15,996

Operating expenses:
Special charges .....................................        1,166            --        1,166            --

Selling, general and administrative expenses ........        8,932         7,182       16,078        12,520
                                                          --------      --------     --------      --------
                                                            10,098         7,182       17,244        12,520

Operating (loss) income .............................       (3,370)        2,565       (4,718)        3,476

Other expenses:
Interest expense - net ..............................          368           223          650           497
Equity loss in joint venture ........................          221            --          337            --
                                                          --------      --------     --------      --------

                                                               589           223          987           497
                                                          --------      --------     --------      --------

(Loss) income before income taxes ...................       (3,959)        2,342       (5,705)        2,979
(Benefit) provision  for income taxes ...............         (868)          913       (1,436)        1,168
                                                          --------      --------     --------      --------

Net (loss) income ...................................     $ (3,091)     $  1,429     $ (4,269)     $  1,811
                                                          ========      ========     ========      ========


(Loss) earnings per common share:
         Basic ......................................     $   (.17)     $   0.10     $   (.24)     $   0.13
                                                          ========      ========     ========      ========
         Diluted ....................................     $   (.17)     $   0.09     $   (.24)     $   0.11
                                                          ========      ========     ========      ========

Weighted average number of common shares outstanding:
         Basic ......................................       17,891        14,174       17,664        13,920
                                                          ========      ========     ========      ========

         Diluted ....................................       17,891        16,363       17,664        16,191
                                                          ========      ========     ========      ========



See notes to condensed consolidated financial statements.

Candie's, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)

Six Months Ended July 31, 1999
(000's omitted)

                                                                                Additional     Retained
                                                           Common Stock          Paid-In       Earnings      Treasury
                                                        Shares       Amount      Capital      (Deficit)       Stock         Total
                                                       --------     --------     --------      --------      --------      --------
Balances at January 31, 1999 ......................      18,525     $     18     $ 58,819      $   (556)     $ (6,432)     $ 51,849
                                                       --------     --------     --------      --------      --------      --------

    Exercise of stock options .....................          99           --           98            --            --            98

    Issuance of common stock to retirement plan ...          37           --          129            --            --           129

    Additional contingent shares issued for the
          Acquisition of Michael Caruso & Co., Inc.         548            1           (1)           --            --             0

    Tax benefit from exercise of stock options ....          --           --           14            --            --            14

    Net (loss).....................................          --           --           --        (4,269)           --        (4,269)
                                                       --------     --------     --------      --------      --------      --------
Balances at July 31, 1999 .........................      19,209     $     19     $ 59,059      $ (4,825)     $ (6,432)     $ 47,821
                                                       ========     ========     ========      ========      ========      ========



See notes to condensed consolidated financial statements.

Candie's, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                                 Six Months Ended
                                                              ----------------------
                                                               July 31,     July 31,
                                                                1999          1998
                                                              --------      --------
                                                                           (Restated)
                                                                 (000's omitted)
OPERATING ACTIVITIES:
Net cash used in operating activities ...................     $ (2,295)     $(30,037)
                                                              --------      --------

INVESTING ACTIVITIES:
     Purchases of property and equipment ................       (1,437)         (349)
                                                              --------      --------
Net cash used in investing activities ...................       (1,437)         (349)
                                                              --------      --------

FINANCING ACTIVITIES:
     Proceeds from exercise of stock options and warrants           98         8,287
     Capital lease and unsecured loan ...................        3,471            --
     Capital lease reduction ............................         (358)           --
     Bankers acceptance - net ...........................           --         4,876
        Revolving notes payable - bank ..................          275        17,216
                                                              --------      --------
Net cash provided by financing activities ...............        3,486        30,379
                                                              --------      --------

DECREASE IN CASH ........................................         (246)           (7)
Cash at beginning of period .............................          598           367
                                                              --------      --------
Cash at end of period ...................................     $    352      $    360
                                                              --------      --------



See notes to condensed consolidated financial statements.

Candie's, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Unaudited)
(dollars are in thousands)

July 31, 1999


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended July 31, 1999 are not necessarily indicative of the results that may be expected for a full fiscal year.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 1999.


NOTE B --  FINANCING AGREEMENTS

In May 1999, the Company entered into a $3.5 million master lease agreement with a financial organization. The agreement requires the Company to collateralize property and equipment of $2.4 million, of which $1.4 million had been collateralized as of July 31, 1999, with the remaining agreement balance considered to be an unsecured loan. The agreement's term is for a period of four years.

At July 31, 1999 and January 31, 1999, the Company had $270 and $1,174, respectively, of outstanding letters of credit. The Company's letters of credit availability are formula based which takes into account borrowings under the Facility, as described below.

On May 27, 1998, the Company entered into a three year $35 million revolving credit facility (the "Facility"). Under certain conditions, including the addition of a second lender, the Facility may increase to a maximum of $50 million. On August 4, 1998, BankBoston, N.A. entered into a co-lending arrangement and became a participant in the Facility with Bank of America Commercial Corporation.

Prior to January 31, 1999, borrowings under the Facility, which totaled $16,874 at January 31, 1999, bore interest at 1.50% below the prime rate (7.75% at January 31, 1999) and the Company also had the option to borrow at either LIBOR plus 1.25% or the banker's acceptance rate plus 1%. These rates were fixed and subject to an increase or decrease based on certain conditions beginning in November 1998. Effective January 31, 1999 the Facility was amended and borrowings under the Facility will bear interest at .25% below the prime rate (8.00% at July 31, 1999). The Company pays a commitment fee of 1/4% on the unused portion of the Facility.

Borrowings under the Facility are formula based and available up to the maximum amount of the Facility. The Facility also contains certain financial covenants including, minimum tangible net worth, certain specified ratios and other limitations, as defined therein.

The Company has granted the lenders a security interest in substantially all of its assets.

The Company is in default of certain covenants of its Facility and the lenders have indicated their desire to terminate the Facility arrangement. The lenders have been extending the due date of the Facility by issuing periodic forbearance agreements to the Company. The current forbearance agreement is through October 30, 1999. The Company has received a commitment letter from a new institution to refinance the Facility and expects to consummate the new financing shortly.


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

The following is a reconciliation of the shares used in calculating basic and diluted earnings per share:


                                           Three Months           Six Months
                                           Ended July 31,       Ended July 31,
                                         -----------------     -----------------
                                          1999       1998       1999       1998
                                         ------     ------     ------     ------
                                                     (000's omitted)

Basic share ........................     17,891     14,174     17,664     13,920
Effect of assumed conversion
    of employee stock options ......         --      2,189         --      2,271
                                         ------     ------     ------     ------
Diluted share ......................     17,891     16,363     17,664     16,191
                                         ======     ======     ======     ======


NOTE D     SEGMENT INFORMATION

Effective  February  1, 1999,  the  Company  adopted  the  Financial  Accounting
Standards Board's Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 did not affect results of operations or financial position.

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

NOTE E --  RESTATEMENT

During the course of the audit of the Company's financial statements for the year ended January 31, 1999, and the re-audit of the financial statements for the year ended January 31, 1998, the Company became aware of certain required adjustments primarily in inventory valuation, accounts receivable/due from factor balances as of July 31, 1998. The financial statements for the quarter ended July 31, 1998 have been restated to reflect these adjustments, as summarized below:

                                            Three Months Ended  Six Months Ended
                                                 July 31, 1998     July 31, 1998

Net income, as previously reported ...........         $ 3,361          $ 4,416
                                                       -------          -------
Adjustments - Increase (Decrease):
     Inventory valuation .....................              --              550
     Revenues (gross profit effect) ..........             (36)             (57)
     Receivable reserves .....................          (2,758)          (4,436)
     Other ...................................            (375)            (345)
     Tax effect on these adjustments .........           1,237            1,683
                                                       -------          -------
                                                        (1,932)          (2,605)
                                                       -------          -------
Net income, as adjusted ......................         $ 1,429          $ 1,811
                                                       =======          =======

Per share amounts:
Basic:
     As previously reported ..................         $   .24          $   .32
     Adjustments .............................            (.14)            (.19)
                                                       -------          -------
     As adjusted .............................         $   .10          $   .13
                                                       =======          =======

Diluted:
     As previously reported ..................         $   .21          $   .27
     Adjustments .............................            (.12)            (.16)
                                                       -------          -------
     As adjusted .............................         $   .09          $   .11
                                                       =======          =======



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

NOTE G --  SPECIAL CHARGES

As mentioned in Notes E and F, the Company has restated the fiscal 1998 and the financial statements for the first three quarters of 1999 and it is also currently defending a class action lawsuit. The Company has incurred professional fees including lawyers, accountants and others relating to these matters. Commencing in the second quarter of fiscal 2000, the Company has incurred approximately $ 1.2 million in special charges. The Company anticipates additional charges for the future quarters.

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


Results of Operations

     Revenues. Net revenues decreased by $ 5.3 million or 13.8% to $ 33.0 million in the three months ended July 31, 1999, from $ 38.3 million in the comparable restated period of the prior year. Net revenues decreased by $ 7.4 million or 12.0% to $ 54.3 million in the six months ended July 31, 1999, from $61.7 million in the comparable restated period of the prior year. The decrease was primarily due to decreased wholesale sales of women's footwear.

     Gross Profit. Gross profit margins decreased to 18.9% in the three months ended July 31, 1999 from 25.4% in the comparable period of the prior year. Gross profit margins decreased to 21.5% in the six months ended July 31, 1999 from 25.9% in the comparable period of the prior year. The decrease was primarily attributable to lower wholesale sales of women's footwear, increased markdowns taken to clear excess inventory and higher private label business at lower margins.

     Operating Expenses. Selling and administrative expenses increased by $ 1.7 million to $ 8.9 million in the three months ended July 31, 1999 from $ 7.2 million in the comparable period of the prior year. As a percentage of net revenues, selling and administrative expenses increased 8.3% to 27.0% for the three months ended July 31, 1999 from 18.7% for the comparable period of the prior year. Selling and administrative expenses increased by $ 3.6 million to $16.1 million in the six months ended July 31, 1999 from $ 12.5 million in the comparable period of the prior year. As a percentage of net revenues, selling and administrative expenses increased 9.3% to 29.6% for the six months ended July 31, 1999 from 20.3% for the comparable period of the prior year. These increases reflect costs which are directly associated with implementation of the Company's strategic plan to strengthen its management team and infrastructure, the expansion outside of its core footwear products to include, handbags, international distribution channels and the growth of licensing as well as increased advertising expenditures and intangible amortization relating to the Company's fiscal 1999 acquisitions. The Company has incurred $ 1.2 million in special charges, for the three and six months ended July 31, 1999, relating to professional fees for an investigation of certain transactions by a special committee of the Company's Board of Directors and the class action lawsuit.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued


Results of Operations -Continued

     Interest Expense. Interest expense for the three months ended July 31, 1999 was $ 368,000, compared to $ 223,000 for the comparable period in the previous year. Interest expense for the six months ended July 31, 1999 was $ 650,000, compared to $ 497,000 for the comparable period in the previous year. The increase was caused by higher rates charged for the periods compared to the prior year.

     Net (loss) Income. As a result of the foregoing, the Company sustained a net loss of $ 3.1 million in the three months ended July 31, 1999, compared to net income of $1.4 million in the corresponding period a year ago. The net loss increased to $ 4.3 million for the six months ended July 31, 1999 compared to net income of $1.8 million for the same period in fiscal 1999.

     (Loss) Earnings Per Share. The loss per share in the three months ended July 31, 1999 was $(.17) on a basic and diluted basis, which reflects additional
3.7 million weighted shares outstanding, compared to net income of $.09 per diluted share in the comparable quarter of the prior year. The loss per share for the six months ended July 31, 1999 was $(.24) on a basic and diluted basis, which also reflects additional 3.7 million weighted shares outstanding, compared to net income of $.11 per diluted share in the same period in fiscal 1999. The increase in the weighted average shares outstanding for the three and six months periods ended July 31, 1999 is primarily the result of the shares issued in connection with the Company's Fiscal 1999 acquisitions.

Liquidity and Capital Resources

     Working capital decreased approximately $ 3.4 million to approximately $19.4 million at July 31, 1999 from approximately $22.9 million at January 31, 1999. At July 31, 1999, the current ratio was 1.7 to 1.

     The Company has relied in the past primarily upon revenues generated from operations, borrowings from its factor and sales of securities to finance its liquidity and capital needs. Net cash used in operating activities totaled $ 2.3 million for the six months ended July 31, 1999, compared to cash used of $ 30.0 million for the six months ended July 31, 1998.

     Capital expenditures were $ 1.4 million for the six months ended July 31, 1999, compared to $349,000 for the six months ended July 31, 1998.

     During the six month period ended July 31, 1998, substantially all of the Company's outstanding Class C warrants ("Warrants") were exercised and the Company received aggregate proceeds of approximately $7.16 million from the exercise of such Warrants. The proceeds were used to repay short-term borrowings. In addition, the Company received proceeds of approximately $1.12 million in connection with the issuance of common stock relating to the exercise of outstanding stock options and certain underwriters' warrants.

     The Company is obligated on or prior to October 31, 1999 to make a $500,000 capital contribution to Unzipped Apparel, LLC ("Unzipped"). Unzipped, the Company's joint venture with Sweet Sportswear LLC, markets and distributes jeanswear and apparel under the Candie's and BONGO label.

     On May 27, 1998, the Company entered into a three year $35 million revolving credit facility (the "Facility"). On August 4, 1998, BankBoston, N.A. entered into a co-lending arrangement and became a participant in the Facility with Bank of America Commercial Corporation.

     Effective January 31, 1999 the Facility was amended and borrowings under the Facility will bear interest at .25% below the prime rate (8.00% at July 31, 1999).

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued


Liquidity and Capital Resources - Continued

     The Company is in default of certain covenants of its Facility and the lenders have indicated their desire to terminate the Facility arrangement. The lenders have been extending the due date of the Facility by issuing periodic forbearance agreements to the Company. The current forbearance agreement is through October 30, 1999. The Company has received a commitment letter from a new financial institution to refinance the Facility and expects to consummate the new financing shortly.

In May 1999, the Company entered into a $3.5 million master lease agreement with a financial organization. The agreement requires the Company to collateralize property and equipment of $2.4 million, of which $ 1.4 million had been collateralized as of July 1999, with the remaining agreement balance considered to be an unsecured loan. The agreement's term is for a period of four years.

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

     Since the implementation of the JBA Solution will not be complete prior to December 31, 1999, the Company has contracted with Millennium Solutions 400 Ltd. to license software and to implement a remedial system, MS4, that will permit the Company to bring its current system into compliance. The MS4 system uses an encapsulation process that will make the Company's existing system Year 2000 compliant. The algorithm that will be used by this system will insure that the Company's existing system is Year 2000 compliant and will work until the year 2027.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued


Year 2000 - Continued

     The Company's Year 2000 strategy addresses its relationships with critical third parties, including suppliers, customers and service providers. The Company's evaluation of these business partners includes written inquiry of such third parties' Year 2000 readiness and evaluation of responses. The Company has or intends to follow up with those third parties that indicate material problems with continued operation as the Company's products are sourced through third parties abroad into the Year 2000. The Company is working jointly with customers, strategic vendors and business partners to identify and resolve any Year 2000 issues that may impact the Company. The Company anticipates that this evaluation will be on-going through the third quarter of Fiscal 2000. An assessment of the capability of electronic data interface trading partners to operate with respect to Year 2000 has been completed.

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


Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits

               Exhibit 27 - Financial Data Schedules

          (b)  Reports on Form 8-K

               1. The Registrant filed a report on Form 8-K dated June 17, 1999 with respect to the change in Registrant's independent auditors.

Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                           CANDIE'S, INC.
                                                   ----------------------------
                                                              (Registrant)


Date     September 30, 1999                        /s/ Neil Cole
         ---------------------------               ----------------------------
                                                   Neil Cole
                                                   Chief Executive Officer
                                                   (on Behalf of the Registrant)

Date     September 30, 1999                        /s/ Frank Marcinowski
         ---------------------------               ----------------------------
                                                   Frank Marcinowski
                                                   Vice President and
                                                   Chief Financial Officer

Index to Exhibits





Exhibit
Numbers           Description
-------           -----------


10.1              None

27                Financial Data Schedules