Form 10-Q/A
period 1998-04-30
CANDIES INC
filed 1999-10-04
CIK 857737

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                             ----------------------


                                   FORM 10-Q/A
                         (Amendment No. 1 to Form 10-Q)



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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.001 Par Value -- 14,173,364 shares as of June 11, 1998

                                      INDEX

                                   FORM 10-Q/A
                               (Amendment No. 1)*

                         CANDIE'S, INC. and SUBSIDIARIES

                                                                            Page
                                                                           -----
Part I.  Financial Information

Item 1.  Financial Statements - (Unaudited)

     Condensed Consolidated Balance Sheets -
     April 30, 1998 and January 31, 1998 ..................................    3

     Condensed Consolidated Statements of Income -
     Three Months Ended April 30,1998 and 1997 ............................    4

     Condensed Consolidated Statement of Stockholders' Equity -
     Three Months Ended April 30, 1998 ....................................    5

     Condensed Consolidated Statements of Cash Flows -
     Three Months Ended April 30, 1998 and 1997 ...........................    6

     Notes to Condensed Consolidated Financial Statements .................    7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations ..............................   10

Part II. Other Information

Item 1. Legal Proceedings .................................................   12
Item 2. Changes in Securities .............................................   12
Item 6. Exhibits and Reports on Form 8-K ..................................   12


Signatures ................................................................   13

* This amended Form 10-Q is being filed to reflect the restatement of certain previously reported financial information as more fully described in Note E of Notes to Condensed Consolidated Financial Statements contained herein. Portions of Part I-Item 1.-"Financial Statements", Part I-Item 2-"Management's Discussion and Analysis of Financial Condition and Results of Operations" and Exhibit 27-"Financial Data Schedule" have been amended to reflect the restatement. The remaining information in this amended Form 10-Q has not been updated to reflect any changes in information that may have occurred subsequent to the date of the reporting period to which the Form 10-Q relates.

Part I. Financial Information

Candie's, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

                                                            April 30,     January 31,
                                                              1998           1998
                                                           ----------     -----------
                                                            (Unaudited)     (Note)
                                                            (Restated)    (Restated)
                                                                (000's omitted,
                                                               except share data)
Assets
Current Assets
      Cash .................................................   $    19   $   367
      Accounts receivable, net .............................     1,217     1,397
      Inventories ..........................................    10,266    17,664
      Due from factor ......................................    12,511      --
      Refundable and prepaid income taxes ..................       143       143
      Deferred income taxes ................................       372       520
      Prepaid advertising and other ........................     1,888       764
      Other current assets .................................       496       604
                                                               -------   -------
Total Current Assets                                            26,912    21,459

Property and equipment, at cost:
      Furniture, fixtures and equipment ....................     2,014     1,810
      Less: Accumulated depreciation and amortization ......     1,056       959
                                                               -------   -------
                                                                   958       851
Other assets:
      Deferred income taxes ................................     2,868     2,423
      Intangibles ..........................................     4,770     4,860
      Other ................................................       722       319
                                                               -------   -------
                                                                 8,360     7,602
                                                               -------   -------
Total Assets ...............................................   $36,230   $29,912
                                                               =======   =======

Liabilities and Stockholders' Equity

Current Liabilities:
      Due from factor, net .................................   $  --     $   900
      Accounts payable and accrued expenses ................     3,759     5,401
                                                               -------   -------
Total Current Liabilities ..................................     3,759     6,301

Long-term liabilities ......................................        60        61

Stockholders' Equity
      Preferred stock, $.01 par value
                --authorized 5,000,000 shares;
                        none issued and outstanding
      Common stock, $.001 par value
                --authorized 30,000,000 shares;
                        issued and outstanding:
                        14,170,364 and 12,425,014 shares ...        14        12
Additional paid-in capital .................................    31,930    23,453
Retained earnings* .........................................       467        85
                                                               -------   -------
                                                                32,411    23,550
                                                               -------   -------
Total Liabilities and Stockholders' Equity .................   $36,230   $29,912
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

Candie's, Inc. and Subsidiaries

Condensed Consolidated Statements of Income
(Unaudited)

                                                            Three Months Ended
                                                          ----------------------
                                                           April 30,   April 30,
                                                             1998        1997
                                                          ----------   ---------
                                                          (Restated)
                                                              (000's omitted,
                                                          except per share data)
Net revenues ............................................   $23,358    $16,861
Cost of goods sold ......................................    17,109     11,774
                                                            -------    -------
Gross profit ............................................     6,249      5,087
Selling, general and administrative expenses ............     5,338      3,416
                                                            -------    -------
Operating income ........................................       911      1,671

Other expenses:
      Interest expense - net ............................       274        275
      Other - net .......................................      --           68
                                                            -------    -------
                                                                274        343
                                                            -------    -------
Income before income taxes ..............................       637      1,328
Income taxes ............................................       255        505
                                                            -------    -------
Net income ..............................................   $   382    $   823
                                                            =======    =======
Earnings per common share:
      Basic .............................................   $   .03    $   .08
                                                            =======    =======
      Diluted ...........................................   $   .02    $   .06
                                                            =======    =======

Weighted average number of common shares outstanding:
      Basic .............................................    13,656      9,975
                                                            =======    =======
      Diluted ...........................................    16,015     12,730
                                                            =======    =======


See notes to condensed consolidated financial statements.

Candie's, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)

Three Months Ended April 30, 1998
(000's omitted)

                                                                    Additional
                                                    Common Stock      Paid-In  Retained
                                                  Shares    Amount    Capital   Earnings   Total
                                                  -------   -------   -------   -------   -------
Balances at January 31, 1998, as Restated          12,425   $    12   $23,453   $    85   $23,550

   Exercise of stock options and warrants           1,729         2     8,197        --     8,199

   Issuance of common stock to retirement plan         16        --        78        --        78

   Tax benefit from exercise of stock options          --        --       202        --       202

   Net income                                          --        --        --       382       382
                                                  -------   -------   -------   -------   -------

Balances at April 30, 1998, as Restated .......    14,170   $    14   $31,930   $   467   $32,411
                                                  =======   =======   =======   =======   =======


See notes to condensed consolidated financial statements.

Candie's, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                             Three Months Ended
                                                           ---------------------
                                                           April 30,   April 30,
                                                             1998         1997
                                                           ---------------------
                                                            (Restated)
                                                               (000's omitted)
OPERATING ACTIVITIES:
Net cash used in operating activities ....................   (8,435)    (1,478)
                                                            ------------------

INVESTING ACTIVITIES:
     Purchases of property and equipment .................     (190)        (3)
                                                            ------------------
Net cash used in investing activities ....................     (190)        (3)
                                                            ------------------

FINANCING ACTIVITIES:
     Proceeds from exercise of stock options and warrants     8,277      1,289
                                                            ------------------
Net cash provided by financing activities ................    8,277      1,289
                                                            ------------------

DECREASE IN CASH .........................................     (348)      (192)
Cash at beginning of period ..............................      367        389
                                                            ------------------
Cash at end of period ....................................  $    19    $   197
                                                            ------------------


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

The Company and NRC have executed a Merger Agreement dated April 6, 1998, (the "Merger Agreement") which provides that NRC will be merged with and into the Company (the "Merger"), and the Company will be the surviving corporation. At the effective date of the Merger (the "Effective Date"), each issued and outstanding share of NRC common stock $.01 par value (the "NRC Common Stock"), and each issued and outstanding option to purchase shares of NRC Common Stock immediately prior to the Effective Date will be converted, respectively, into
0.405 shares of common stock, $.001 par value of the Company (the "Common Stock"), and options to purchase 0.405 shares of shares of common stock, respectively.

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

The following is a reconciliation of the numerator and denominators of the basic and diluted EPS computations and other related disclosures required by SFAS No. 128:
                                                                   April 30,
                                                             -------------------
                                                              1998        1997
                                                             -------------------
                                                             (Restated)
                                                               (000's omitted)
Numerator:
Numerator for basic and diluted earnings per share .....     $   382     $   823
                                                             ===================
Denominator:
Denominator for basic earnings per share ...............      13,656       9,975
Effect of dilutive securities ..........................       2,359       2,755
                                                             -------------------
Denominator for diluted earnings per share .............      16,015      12,730
                                                             ===================
Basic earnings per share ...............................     $   .03     $   .08
                                                             ===================
Diluted earnings per share .............................     $   .02     $   .06
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

NOTE D -- SUBSEQUENT EVENT -FINANCING AGREEMENTS

On May 27, 1998, the Company entered into a three year $35 million revolving credit facility (the "Facility"). Under certain conditions, including the addition of a second lender, the Facility may increase to a maximum of $50 million. Borrowings under the Facility currently bear interest at 1.75% below the prime rate (8 1/2% at May 27, 1998) and the Company also has the option to borrow at either LIBOR plus 1.25% or the banker's acceptance rate plus 1%. These rates are fixed and subject to an increase or decrease based on certain conditions beginning in November 1998. The Company will pay a commitment fee of 1/4% on the unused portion of the Facility.

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


Net income, as previously reported                                      $ 1,056
                                                                        -------
Adjustments - Increase (Decrease):
     Inventory valuation                                                    550
     Revenues (gross profit effect)                                         (21)
     Receivable reserves                                                 (1,678)
     Other                                                                   30
     Tax effect on these adjustments                                        445
                                                                        -------
                                                                           (674)
                                                                        -------
Net income, as adjusted                                                 $   382
                                                                        =======

Per share amounts:
Basic:
     As previously reported                                             $   .08
     Adjustments                                                           (.05)
                                                                        -------
     As adjusted                                                        $   .03
                                                                        =======

Diluted:
     As previously reported                                             $   .07
     Adjustments                                                           (.05)
                                                                        -------
     As adjusted                                                        $   .02
                                                                        =======

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

Results of Operations (Restated)

     Revenues. Net revenues increased by $6.5 million or 38.5% to $23.4 million in the three months ended April 30, 1998, from $16.9 million in the comparable period of the prior year, primarily due to increased brand awareness and consumer acceptance due to the Company's increased sales and marketing efforts coupled with increased sales in all product categories, the successful introduction of children's footwear products and increased selling prices.

     Gross Profit. Gross profit margins decreased to 26.8% in the three months ended April 30, 1998 from 30.2% in the comparable period of the prior year. The decrease was primarily attributable to changes in product mix.

     Operating Expenses. Selling, general and administrative expenses increased by $1.9 million or 56.3% to $5.3 million in the three months ended April 30, 1998 from $3.4 million in the comparable period of the prior year. The increase reflects the costs incurred in implementing the Company's strategic plan to strengthen its management team and infrastructure, which the Company believes has created the foundation for future growth, coupled with costs which are directly associated with the increase in net revenues. As a percentage of net revenues, selling, general and administrative expenses increased 2.6% to 22.9% for the three months ended April 30, 1998 from 20.3% for the comparable period of the prior year.

     Interest Expenses. Interest expense for the first quarter of fiscal 1999 was $274,000, compared to $275,000 for the first quarter of fiscal 1998. The decrease resulted from lower average borrowings and to a lesser extent lower interest rates under the Company's credit facility.

     Net Income. As a result of the foregoing, net income decreased to $382,000 for the three months ended April 30, 1998, compared to net income of $823,000 for the corresponding period a year ago.

     Earnings Per Share. Earnings per share was $.02 on a diluted basis, which reflects an additional 3.3 million weighted average shares outstanding, compared to $.06 per diluted share in comparable quarter of the prior year which has been restated to comply with the requirements of SFAS No. 128 on earnings per share. The increase in the weighted average shares outstanding was primarily the result of the exercise of approximately 4.0 million warrants and options since the first quarter of fiscal 1998.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Liquidity and Capital Resources (Restated)

Working capital increased approximately $8 million to $23 million at April 30, 1998 from $15 million at January 31, 1998. The current ratio increased to 7.2:1 compared to 3.4:1 at January 31, 1998. Inventory levels at April 30, 1998 decreased by $7.4 million to $10.3 million from $17.7 million at January 31, 1998.

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

On May 27, 1998, the Company entered into a three year $35 million revolving credit facility (the "Facility"). Under certain conditions, including the addition of a second lender, the Facility may increase to a maximum of $50 million. Borrowings under the Facility currently bear interest at 1.75% below the prime rate (8 1/2% at May 27, 1998) and the Company also has the option to borrow at either LIBOR plus 1.25% or the banker's acceptance rate plus 1%. These rates are fixed and subject to an increase or decrease based on certain conditions beginning in November 1998. The Company will pay a commitment fee of 1/4% on the unused portion of the Facility.

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

Item 2. Changes in Securities

     During the quarter ended April 30, 1998, the Company issued 15,874 shares of its common stock as a matching contribution in connection with the Company's 401(k) savings plan. In addition, the Company issued five-year options to certain employees to purchase an aggregate of 165,000 shares of its common stock at an average exercise price of $5.28. The foregoing shares and options were acquired by the holders for investment in private transactions exempt from registration by Sections 2(a)(3) or 4(2) of the Securities Act of 1933.

Item 6. Exhibits and Reports on Form 8-K

     A.   Exhibit 10.1 - Revolving Credit and Security Agreement

     B.   Exhibit 10.2 - Factoring Agreement

     C.   Exhibit 27 - Financial Data Schedule

     D.   Reports on Form 8-K

          None

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   CANDIE'S,INC.
                                                  (Registrant)


Date October 4, 1999                        /s/ Neil Cole
                                            ----------------------------------
                                            Neil Cole
                                            Chief Executive Officer on Behalf
                                            of the Registrant.

Date October 4, 1999                        /s/ Frank Marcinowski
                                            -----------------------------------
                                            Frank Marcinowski
                                            Vice President and
                                            Chief Financial Officer

Index to Exhibits





Exhibit
Numbers            Description
-------            -----------

10.1   Revolving Credit and Security Agreement*

10.2   Factoring Agreement*

27     Financial Data Schedule


*    Previously filed