Form 10-Q/A
period 1998-07-31
CANDIES INC
filed 1999-10-04
CIK 857737

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                      ------------------------------------

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

                                      INDEX

                                   FORM 10-Q/A
                               (Amendment No. 1)*

                         CANDIE'S, INC. and SUBSIDIARIES



                                                                            Page
                                                                           -----
Part I.  Financial Information

Item 1.  Financial Statements - (Unaudited)

     Condensed Consolidated Balance Sheets - July 31, 1998
     and January 31, 1998...................................................   3

     Condensed Consolidated Statements of Income - Three and Six Months
     Ended July 31, 1998 and 1997...........................................   4

     Condensed Consolidated Statement of Stockholders' Equity -
     Six Months Ended July 31, 1998.........................................   5

     Condensed Consolidated Statements of Cash Flows -
     Six Months Ended July 31, 1998 and 1997................................   6

     Notes to Condensed Consolidated Financial Statements...................   7


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations  ........................................  10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.........  12


Part II. Other Information

Item 1.  Legal Proceedings..................................................  13
Item 2.  Changes in Securities..............................................  13
Item 6.  Exhibits and Reports on Form 8-K...................................  13


Signatures   ...............................................................  14

Index to Exhibits...........................................................  15



* This amended Form 10-Q is being filed to reflect the restatement of certain previously reported financial information as more fully described in Note F of Notes to Condensed Consolidated Financial Statements contained herein. Portions of Part I-Item 1.-"Financial Statements", Part I-Item 2-"Management's Discussion and Analysis of Financial Condition and Results of Operations" and Exhibit 27-"Financial Data Schedule" have been amended to reflect the restatement. The remaining information in this amended Form 10-Q has not been updated to reflect any changes in information that may have occurred subsequent to the date of the reporting period to which the Form 10-Q relates.

Part I. Financial Information

Candie's, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

                                                                        July 31,    January 31,
                                                                          1998         1998
                                                                       ----------   ----------
                                                                      (Unaudited)     (Note)
                                                                       (Restated)   (Restated)
                                                                           (000's omitted,
                                                                          except share data)
Assets

Current Assets
      Cash .........................................................   $      360   $      367
      Accounts receivable, net .....................................        5,362        1,397
      Inventories ..................................................       18,534       17,664
      Due from factors and trade receivables .......................       28,559           --
      Refundable and prepaid income taxes ..........................          143          143
      Deferred income taxes ........................................          389          520
      Prepaid advertising and other ................................        2,380          764
      Other current assets .........................................          707          604
                                                                       ----------   ----------
Total Current Assets ...............................................       56,434       21,459

Property and equipment, at cost:
      Furniture, fixtures and equipment ............................        2,250        1,810
      Less: Accumulated depreciation and amortization ..............        1,163          959
                                                                       ----------   ----------
                                                                            1,087          851
Other assets:
      Deferred income taxes ........................................        4,105        2,423
      Intangibles ..................................................        4,735        4,860
      Other ........................................................          702          319
                                                                       ----------   ----------
                                                                            9,542        7,602
                                                                       ----------   ----------
Total Assets .......................................................   $   67,063   $   29,912
                                                                       ==========   ==========
Liabilities and Stockholders' Equity

Current Liabilities:
      Due to factor, net ...........................................   $       --   $      900
      Accounts payable and accrued expenses ........................       11,028        5,401
      Revolving notes payable - bank ...............................       17,216           --
      Bankers acceptance - net .....................................        4,876           --
                                                                       ----------   ----------
Total Current Liabilities ..........................................       33,120        6,301

Long-term liabilities ..............................................           76           61

Stockholders' Equity
      Preferred stock, $.01 par value
                --authorized 5,000,000 shares;
                        none issued and outstanding
      Common stock, $.001 par value
                --authorized 30,000,000 shares;
                        issued and outstanding:
                        14,178,364 and 12,425,014 shares ...........           14           12
Additional paid-in capital .........................................       31,957       23,453
Retained earnings* .................................................        1,896           85
                                                                       ----------   ----------
                                                                           33,867       23,550
                                                                       ----------   ----------
Total Liabilities and Stockholders' Equity .........................   $   67,063   $   29,912
                                                                       ==========   ==========

* Accumulated since February 28, 1993, deficit eliminated of $27,696

Note: The balance sheet at January 31, 1998 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

Candie's, Inc. and Subsidiaries


Condensed Consolidated Statements of Income
(Unaudited)


                                       Three Months Ended     Six Months Ended
                                           July 31,               July 31,
                                      -------------------    -------------------
                                        1998       1997        1998       1997
                                      --------   --------    --------   --------
                                     (Restated)             (Restated)
                                        (000's omitted, except per share data)

Net revenues ......................   $ 38,350   $ 29,726    $ 61,708   $ 46,587
Cost of goods sold ................     28,603     23,088      45,712     34,862
                                      --------   --------    --------   --------
Gross profit ......................      9,747      6,638      15,996     11,725
Selling and administrative expenses      7,182      4,264      12,520      7,681
                                      --------   --------    --------   --------
Operating income ..................      2,565      2,374       3,476      4,044

Other expenses:
Interest expense - net ............        223        254         497        528
Other - net .......................         --         30          --         98
                                      --------   --------    --------   --------

                                           223        284         497        626
                                      --------   --------    --------   --------

Income before income taxes ........      2,342      2,090       2,979      3,418
Provision (credit) for income taxes        913       (105)      1,168        400
                                      --------   --------    --------   --------

Net income ........................   $  1,429   $  2,195    $  1,811   $  3,018
                                      ========   ========    ========   ========


Earnings per common share:
         Basic ....................   $   0.10   $   0.20    $   0.13   $   0.29
                                      ========   ========    ========   ========
         Diluted ..................   $   0.09   $   0.17    $   0.11   $   0.23
                                      ========   ========    ========   ========

Weighted average number of common
shares outstanding:
         Basic ....................     14,174     11,153      13,920     10,564
                                      ========   ========    ========   ========
         Diluted...................     16,363     13,150      16,191     12,845
                                      ========   ========    ========   ========


See notes to condensed consolidated financial statements.

Candie's, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)

Six Months Ended July 31, 1998
(000's omitted)

                                                                           Additional
                                                       Common Stock          Paid-In      Retained
                                                    Shares       Amount      Capital      Earnings      Total
                                                  ----------   ----------   ----------   ----------   ----------
Balances at January 31, 1998, as Restated .....       12,425   $       12   $   23,453   $       85   $   23,550

   Exercise of stock options and warrants .....        1,737            2        8,207           --        8,209

   Issuance of common stock to retirement plan            16           --           78           --           78

   Tax benefit from exercise of stock options             --           --          219           --          219

   Net income .................................           --           --           --        1,811        1,811
                                                  ----------   ----------   ----------   ----------   ----------

Balances at July 31, 1998, as Restated ........       14,178   $       14   $   31,957   $    1,896   $   33,867
                                                  ==========   ==========   ==========   ==========   ==========




See notes to condensed consolidated financial statements.

Candie's, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                             Six Months Ended
                                                           --------------------
                                                           July 31,    July 31,
                                                             1998        1997
                                                           --------------------
                                                           (Restated)
                                                             (000's omitted)


OPERATING ACTIVITIES:
Net cash used in operating activities ...................   (30,037)     (7,153)
                                                           --------------------

INVESTING ACTIVITIES:
     Purchases of property and equipment ................      (349)        (42)
                                                           --------------------
Net cash used in investing activities ...................      (349)        (42)
                                                           --------------------

FINANCING ACTIVITIES:
     Proceeds from exercise of stock options and warrants     8,287       7,199
     Revolving notes payable - bank .....................    17,216          --
     Bankers acceptance - net ...........................     4,876          --
                                                           --------------------
Net cash provided by financing activities ...............    30,379       7,199
                                                           --------------------

(DECREASE) INCREASE IN CASH .............................        (7)          4
Cash at beginning of period .............................       367         389
                                                           --------------------
Cash at end of period ...................................  $    360    $    393
                                                           ====================




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

The following is a reconciliation of the numerator and denominators of the basic and diluted EPS computations and other related disclosures required by SFAS No. 128:


                                          Three Months Ended   Six Months Ended
                                                July 31,           July 31,
                                           -----------------   -----------------
                                            1998       1997     1998       1997
                                           -----------------   -----------------
                                          (Restated)          (Restated)
                                          (000's omitted, except per share data)
Numerator:
Numerator for basic and diluted
        earnings per share .............   $ 1,429   $ 2,195   $ 1,811   $ 3,018
                                           =================   =================
Denominator:
Denominator for basic earnings per
       share ...........................    14,174    11,153    13,920    10,564
Effect of dilutive securities ..........     2,189     1,997     2,271     2,281
                                           -----------------   -----------------
Denominator for diluted earnings per
       share ...........................    16,363    13,150    16,191    12,845
                                           =================   =================
Basic earnings per share ...............   $   .10   $   .20   $   .13   $   .29
                                           =================   =================
Diluted earnings per share .............   $   .09   $   .17   $   .11   $   .23
                                           =================   =================

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


NOTE F  -- RESTATEMENT

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
                                                           Three             Six
                                                    Months Ended    Months Ended
                                                   July 31, 1998   July 31, 1998

Net income, as previously reported ...............   $     3,361    $     4,416
                                                     -----------    -----------
Adjustments - Increase (Decrease):
     Inventory valuation .........................            --            550
     Revenues (gross profit effect) ..............           (36)           (57)
     Receivable reserves .........................        (2,758)        (4,436)
     Other .......................................          (375)          (345)
     Tax effect on these adjustments .............         1,237          1,683
                                                     -----------    -----------
                                                          (1,932)        (2,605)
                                                     ===========    ===========
Net income, as adjusted ..........................   $     1,429    $     1,811
                                                     ===========    ===========

Per share amounts:
Basic:
     As previously reported ......................   $       .24    $       .32
     Adjustments .................................          (.14)          (.19)
                                                     -----------    ===========
     As adjusted .................................   $       .10    $       .13
                                                     ===========    ===========

Diluted:
     As previously reported ......................   $       .21    $       .27
     Adjustments .................................          (.12)          (.16)
                                                     ===========    ===========
     As adjusted .................................   $       .09    $       .11
                                                     ===========    ===========

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


Results of Operations (Restated)

     Revenues. Net revenues increased by $8.7 million or 29% to $38.4 million in the three months ended July 31, 1998, from $29.7 million in the comparable period of the prior year. Net revenues increased by $15.1 million or 32.5% to $61.7 million in the six months ended July 31, 1998, from $46.5 million in the same period in 1997. The increase was primarily due to increased brand awareness and consumer acceptance of the Company's products due to the Company's increased sales and marketing efforts coupled with increased sales in all product categories, the successful introduction of children's footwear products and, in part, increased selling prices.

     Gross Profit. Gross profit margins increased to 25.4% in the three months ended July 31, 1998 from 22.3% in the comparable period of the prior year. Gross profit margins increased to 25.9% in the six months ended July 31, 1998 from 25.2% in the same period in 1997. The increase was primarily attributable to changes in product mix.

     Operating Expenses. Selling and administrative expenses increased by $2.9 million or 68% to $7.2 million in the three months ended July 31, 1998 from $4.3 million in the comparable period of the prior year. As a percentage of net revenues, selling and administrative expenses increased 4.4% to 18.7% for the three months ended July 31, 1998 from 14.3% for the comparable period of the prior year. Selling and administrative expenses increased by $4.8 million or 63% to $12.5 million in the six months ended July 31, 1998 from $7.7 million in the comparable period of the prior year. As a percentage of net revenues, selling and administrative expenses increased 3.8% to 20.3% for the six months ended July 31, 1998 from 16.5% for the comparable period of the prior year. These increases reflect costs which are directly associated with the increase in net revenues, coupled with the costs incurred in implementing the Company's strategic plan to strengthen its management team and infrastructure, which the Company believes has created the foundation for future growth.

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

     Net Income. As a result of the foregoing, net income decreased to $1,429,000 in the three months ended July 31, 1998, compared to net income of $2,195,000 in the corresponding period a year ago. Net income decreased to $1,811,000 for the six months ended July 31, 1998, compared to net income of $3,018,000 for the same period in 1997.

     Earnings Per Share. Earnings per share in the three months ended July 31, 1998 was $.09 on a diluted basis, which reflects an additional 3.2 million weighted average shares outstanding, compared to $.17 per diluted share in the comparable quarter of the prior year. Earnings per share in the six months ended July 31, 1998 was $.11 on a diluted basis, which reflects an additional 3.3 million weighted average shares outstanding, compared to $.23 per diluted share in the same period in 1997. The prior year's computation of earnings per share has been restated to comply with the requirements of SFAS No. 128. The increase in the weighted average shares outstanding for the 1998 periods was primarily the result of the exercise of approximately 1.7 million warrants and options since the beginning of fiscal 1999.


Liquidity and Capital Resources (Restated)

Working capital increased approximately $8.2 million to $23.3 million at July 31, 1998 from $15.1 million at January 31, 1998. The current ratio at July 31, 1998 was approximately 1.7 to 1. Inventory levels at July 31, 1998 increased by $800,000 to $18.5 million from $17.7 million at January 31, 1998.

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


Date     October 4, 1999                      /s/ Neil Cole
         ---------------------------          ----------------------------
                                              Neil Cole
                                              Chief Executive Officer on
                                              Behalf of the Registrant.

Date     October 4, 1999                      /s/ Frank Marcinowski
         ---------------------------          ----------------------------
                                              Frank Marcinowski
                                              Vice President and
                                              Chief Financial Officer

Index to Exhibits





Exhibit
Numbers           Description
-------           -----------


27                Financial Data Schedule