Form 10-Q/A
period 1998-10-31
CANDIES INC
filed 1999-10-04
CIK 857737

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

                                      INDEX

                                   FORM 10-Q/A
                               (Amendment No. 1)*

                         CANDIE'S, INC. and SUBSIDIARIES

                                                                        Page No.
                                                                        --------
Part I.  Financial Information

Item 1.  Financial Statements - (Unaudited)

     Condensed Consolidated Balance Sheets - October 31, 1998
     and January 31, 1998...................................................   3

     Condensed Consolidated Statements of Income - Three and Nine Months
     Ended October 31, 1998 and 1997........................................   4

     Condensed Consolidated Statement of Stockholders' Equity -
     Nine Months Ended October 31, 1998.....................................   5

     Condensed Consolidated Statements of Cash Flows - Nine Months
     Ended October 31, 1998 and 1997........................................   6

     Notes to Condensed Consolidated Financial Statements...................   7


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations  ........................................  12

Item 3. Quantitative and Qualitative Disclosures about Market Risk..........  15


Part II. Other Information

Item 1. Legal Proceedings...................................................  16
Item 2. Changes in Securities...............................................  16
Item 6. Exhibits and Reports on Form 8-K....................................  16



Signatures   ...............................................................  17



Index to Exhibits...........................................................  18



* This amended Form 10-Q is being filed to reflect the restatement of certain previously reported financial information as more fully described in Note H of Notes to Condensed Consolidated Financial Statements contained herein. Portions of Part I-Item 1.-"Financial Statements", Part I-Item 2-"Management's Discussion and Analysis of Financial Condition and Results of Operations" and Exhibit 27-"Financial Data Schedule" have been amended to reflect the restatement. The remaining information in this amended Form 10-Q has not been updated to reflect any changes in information that may have occurred subsequent to the date of the reporting period to which the Form 10-Q relates.

Part I. Financial Information

Candie's, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

                                                                    October 31, January 31,
                                                                       1998        1998
                                                                     --------    --------
                                                                    (Unaudited)   (Note)
                                                                     (Restated) (Restated)
                                                                        (000's omitted)
Assets

Current Assets
      Cash .......................................................   $    107    $    367
      Accounts receivable, net ...................................      3,576       1,397
      Inventories ................................................     16,871      17,664
      Due from factors and trade receivables .....................     15,968          --
      Refundable and prepaid income taxes ........................        143         143
      Deferred income taxes ......................................        170         520
      Prepaid advertising and other ..............................      4,670         764
      Other current assets .......................................        422         604
                                                                     --------    --------
Total Current Assets                                                   41,927      21,459

Property and equipment, at cost:
      Furniture, fixtures and equipment ..........................      2,600       1,810
      Less: Accumulated depreciation and amortization ............      1,281         959
                                                                     --------    --------
                                                                        1,319         851
Other assets:
      Deferred income taxes ......................................      6,124       2,423
      Intangibles ................................................     28,211       4,860
      Investment in joint venture ................................        500          --
      Other ......................................................      1,030         319
                                                                     --------    --------
                                                                       35,865       7,602
                                                                     --------    --------
Total Assets .....................................................   $ 79,111    $ 29,912
                                                                     ========    ========

Liabilities and Stockholders' Equity

Current Liabilities:
      Due to factor, net .........................................   $     --    $    900
      Accounts payable and accrued expenses ......................     10,681       5,401
      Revolving notes payable - banks ............................      6,287          --
      Bankers acceptance - net ...................................      4,959          --
                                                                     --------    --------
Total Current Liabilities ........................................     21,927       6,301

Long-term liabilities and deferred taxes .........................      3,524          61

Stockholders' Equity
      Preferred stock, $.01 par value
           -- authorized 5,000 shares; none issued and outstanding
      Common stock, $.001 par value
       -- authorized 30,000 shares; issued 18,515 shares at
            October 31, 1998 and 12,425 shares issued and
            outstanding at January 31, 1998 ......................         18          12
Additional paid-in capital .......................................     58,680      23,453
Retained earnings* ...............................................      1,394          85

Less:  Treasury stock - at cost  - 1,313 shares ..................     (6,432)         --
                                                                     --------    --------
Total Stockholders' Equity .......................................     53,660      23,550
                                                                     --------    --------

Total Liabilities and Stockholders' Equity .......................   $ 79,111    $ 29,912
                                                                     ========    ========

* Accumulated since February 28, 1993, deficit eliminated of $27,696

Note:    The balance sheet at January 31, 1998 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

Candie's, Inc. and Subsidiaries


Condensed Consolidated Statements of Income
(Unaudited)


                                       Three Months Ended    Nine Months Ended
                                           October 31,           October 31,
                                      --------------------   -------------------
                                        1998        1997       1998       1997
                                      --------    --------   --------   --------
                                     (Restated)            (Restated)
                                         (000's omitted, except per share data)

Net revenues .......................  $ 28,919    $ 23,780   $ 90,627   $ 70,367
Cost of goods sold .................    23,330      17,673     69,042     52,535
                                      --------    --------   --------   --------
Gross profit .......................     5,589       6,107     21,585     17,832

Licensing income ...................       100        --          100       --

Selling and administrative expenses      6,208       4,488     18,728     12,267
                                      --------    --------   --------   --------
Operating (loss) income ............      (519)      1,619      2,957      5,565

Other expenses:
Interest expense - net                     289         305        786        833
                                      --------    --------   --------   --------

(Loss) income before income taxes ..      (808)      1,314      2,171      4,732
(Benefit) provision for income taxes      (306)        505        862        905
                                      --------    --------   --------   --------

Net (loss) income ..................  $   (502)   $    809   $  1,309   $  3,827
                                      ========    ========   ========   ========


(Loss) earnings per common share:
         Basic .....................  $  (0.03)   $   0.07   $   0.09   $   0.35
                                      ========    ========   ========   ========
         Diluted ...................  $  (0.03)   $   0.06   $   0.08   $   0.28
                                      ========    ========   ========   ========

Weighted average number of common
    shares outstanding:
         Basic .....................    15,841      11,966     14,577     11,025
                                      ========    ========   ========   ========
         Diluted ...................    15,841      14,454     16,723     13,447
                                      ========    ========   ========   ========


See notes to condensed consolidated financial statements.

Candie's, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)

Nine Months Ended October 31, 1998
(000's omitted)

                                                                                 Additional
                                                              Common Stock         Paid-In    Retained    Treasury
                                                            Shares     Amount      Capital    Earnings      Stock         Total
                                                          ---------   ---------   ---------   ---------   ---------    -----------

Balances at January 31, 1998, as Restated                    12,425   $     12    $ 23,453    $     85          --     $ 23,550

    Exercise of stock options and warrants                    1,780          2       8,302          --          --        8,304

    Issuance of common stock to retirement plan                  16         --          78          --          --           78

    Net effect of merger with New Retail
        Concepts, Inc.                                        2,326          2      11,314          --      (6,061)       5,255

    Stock acquisition of Michael Caruso & Co., Inc.           1,968          2      15,248          --          --       15,250

    Tax benefit from exercise of stock options                   --         --         285          --          --          285

    Stock buy-back                                               --         --          --          --        (371)        (371)

    Net income                                                   --         --          --       1,309          --        1,309
                                                           --------   --------    --------    --------    --------     --------
Balances at October 31, 1998, as Restated                    18,515   $     18    $ 58,680    $  1,394    $ (6,432)    $ 53,660
                                                           ========   ========    ========    ========    ========     ========





See notes to condensed consolidated financial statements.

Candie's, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                            Nine Months Ended
                                                         ----------------------
                                                         October 31, October 31,
                                                            1998        1997
                                                         ----------------------
                                                         (Restated)
                                                             (000's omitted)
OPERATING ACTIVITIES:
Net cash used in operating activities ...................  $(18,496)   $ (8,600)
                                                          ---------------------

INVESTING ACTIVITIES:
     Purchases of property and equipment ................      (521)       (256)
     Investment in joint venture ........................      (500)         --
                                                          ---------------------
Net cash used in investing activities ...................    (1,021)       (256)
                                                          ---------------------

FINANCING ACTIVITIES:
     Proceeds from exercise of stock options and warrants     8,382       9,268
     Revolving notes payable - bank .....................     6,287          --
     Bankers acceptance - net ...........................     4,959          --
     Purchase of common stock for treasury ..............      (371)         --
                                                          ---------------------
Net cash provided by financing activities ...............    19,257       9,268
                                                          ---------------------

(DECREASE) INCREASE IN CASH .............................      (260)        412
Cash at beginning of period .............................       367         389
                                                          ---------------------
Cash at end of period ...................................  $    107    $    801
                                                          =====================

Supplemental disclosures of non-cash investing and financing activities:

     Merger and acquisition of businesses ...............  $ 15,250         --
                                                          =====================

     Common stock issued for merger & acquisition -
          net of treasury stock acquired                   $  5,255         --
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

The total cost of the acquisition, including acquisition expenses of approximately $700,000 and after netting the value of the reacquired Company shares, warrants and options totaled approximately $5.6 million. This resulted principally in purchase price allocation to the licenses acquired of $340,000 and a trademark value of $5,214,000. Deferred tax liabilities, resulting from this transaction, totaled approximately $2, 110, 000, which amount was recorded as goodwill.

Candie's, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Unaudited) - Continued


NOTE C --  ACQUISITION AND JOINT VENTURE INVESTMENT

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

This transaction was accounted for using the purchase method of accounting. The total purchase of approximately $15.6 million, including acquisition expenses of approximately $250,000, but excluding the contingency consideration described above, resulted principally in purchase price allocation to the licenses acquired of $2.7 million and a trademark value of $11.8 million. If and when the additional contingency consideration, referred to above, is issued, there will be no effect on the above purchase price allocation.

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

Pro-Forma Financial Information (Unaudited)


                                            Nine Months Ended
                                                 October 31,
                                       --------------------------------
                                           1998                1997
                                       ------------        ------------
                                        (Restated)
                                     (000's omitted except per-share data)

     Net revenues                      $     90,627        $     70,367
                                       ============        ============
     Licensing income                  $        200        $        316
                                       ============        ============
     Net income                        $        736        $      3,890
                                       ============        ============
     Earnings per share:
             Basic                     $        .05        $        .28
                                       ============        ============
             Diluted                   $        .04        $        .24
                                       ============        ============




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


NOTE D -- FINANCING AGREEMENTS

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


NOTE E  --  EARNINGS PER SHARE

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


NOTE E -- EARNINGS PER SHARE (Continued)

The following is a reconciliation of the numerator and denominators of the basic and diluted EPS computations and other related disclosures required by SFAS No. 128:

                                            Three Months Ended October 31,   Nine Months Ended October 31,
                                            ------------------------------   -----------------------------
                                                   1998            1997             1998           1997
                                            ------------------------------   -----------------------------
                                                      (000's omitted, except per share data)
                                               (Restated)                       (Restated)
     Numerator:
     Numerator for basic and diluted
             earnings per share ..........  $        (502)   $         809   $       1,309   $       3,827
                                            ==============================   =============================
     Denominator:
     Denominator for basic earnings per
            share ........................         15,841           11,966          14,577          11,025
     Effect of dilutive securities .......           --              2,488           2,146           2,422
                                            ------------------------------   -----------------------------
     Denominator for diluted earnings per
            share ........................         15,841           14,454          16,723          13,447
                                            ==============================   =============================

     Basic earnings per share ............  $        (.03)   $         .07   $         .09   $         .35
                                            ==============================   =============================

     Diluted earnings per share ..........  $        (.03)   $         .06   $         .08   $         .28
                                            ==============================   =============================


For the three and nine months periods ended October 31, 1998 and 1997, outstanding options and warrants to purchase 285,000 and 252,500, 135,000 and 142,000 shares of Common Stock, respectively, at exercise prices exceeding the average market price of the Common Stock were not included in the computation of diluted earnings per share as the effect would have been anti-dilutive.



NOTE F --  STOCKHOLDERS' EQUITY


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


NOTE G --  SUBSEQUENT EVENT

On December 11, 1998, the Board of Directors of the Company authorized and ratified the repricing of certain employee stock options to $3.50 per share, an amount above the then market value. The aggregate amount of option shares subject to such exercise repricing was approximately 2,000,000 option shares at original exercise prices ranging from $4.00 to $7.50 per share.


NOTE H --  RESTATEMENT

During the course of the audit of the Company's financial statements for the year ended January 31, 1999, and the re-audit of the financial statements for the year ended January 31, 1998, the Company became aware of certain required adjustments primarily in inventory valuation, accounts receivable/due from factor balances as of October 31, 1998. The financial statements for the quarter ended October 31, 1998 have been restated to reflect these adjustments, as summarized below:

                                          Three Months Ended   Nine Months Ended
                                            October 31, 1998    October 31, 1998

     Net income, as previously reported         $        822       $      5,239
                                                ------------       ------------
     Adjustments - Increase (Decrease):
          Inventory valuation                           --                  550
          Revenues (gross profit effect)                (579)              (636)
          Receivable reserves                         (1,801)            (6,237)
          Other                                          250                (95)
          Tax effect on these adjustments                806              2,488
                                                ------------       ------------
                                                      (1,324)            (3,930)
                                                ============       ============
     Net income, as adjusted                    $       (502)      $      1,309
                                                ============       ============

     Per share amounts:
     Basic:
          As previously reported                $        .05       $        .36
          Adjustments                                   (.08)              (.27)
                                                ------------       ------------
          As adjusted                           $       (.03)      $        .09
                                                ============       ============


     Diluted:
          As previously reported                $        .05       $        .31
          Adjustments                                   (.08)              (.23)
                                                ------------       ------------
          As adjusted                           $       (.03)      $        .08
                                                ============       ============

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


Results of Operations (Restated)

     Revenues. Net revenues increased by $5.1 million or 21.6% to $28.9 million in the three months ended October 31, 1998, from $23.8 million in the comparable period of the prior year. Net revenues increased by $20.3 million or 28.8% to $90.6 million in the nine months ended October 31, 1998, from $70.4 million in the same period in 1997. The increase was primarily due to increased brand awareness and consumer acceptance of the Company's products due to the Company's increased sales and marketing efforts, coupled with increased sales in all product categories, the successful introduction of children's footwear products and, in part, increased selling prices.

     Gross Profit. Gross profit margins decreased to 19.3% in the three months ended October 31, 1998 from 25.7% in the comparable period of the prior year. Gross profit margins decreased to 23.8% in the nine months ended October 31, 1998 from 25.3% in the same period in 1997. The increases were primarily attributable to changes in product mix.

     Operating Expenses. Selling and administrative expenses increased by $1.7 million or 38.3% to $6.2 million in the three months ended October 31, 1998 from $4.5 million in the comparable period of the prior year. As a percentage of net revenues, selling and administrative expenses increased 2.6% to 21.5% for the three months ended October 31, 1998 from 18.9% for the comparable period of the prior year. Selling and administrative expenses increased by $6.4 million or 52.7% to $18.7 million in the nine months ended October 31, 1998 from $12.3 million in the comparable period of the prior year. As a percentage of net revenues, selling and administrative expenses increased 3.3% to 20.7% for the nine months ended October 31, 1998 from 17.4% for the comparable period of the prior year. These increases reflect costs which are directly associated with the increase in net revenues, coupled with the costs incurred in implementing the Company's strategic plan to strengthen its management team and infrastructure, which the Company believes has created the foundation for future growth.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued


Results of Operations -Continued

     Interest Expense. Interest expense for the third quarter of fiscal 1999 was $289,000, compared to $305,000 for the third quarter of fiscal 1998. Interest expense for the nine months ended October 31, 1998 was $786,000, compared to $833,000 for the comparable period in the previous year. The decrease resulted from lower average borrowings and, to a lesser extent, lower interest rates under the Company's new revolving credit facility.

     Net (Loss) Income. As a result of the foregoing, the net loss was $502,000 in the three months ended October 31, 1998, compared to net income of $809,000 in the corresponding period a year ago. Net income decreased to $1,039,000 for the nine months ended October 31, 1998, compared to net income of $3,827,000 for the same period in 1997.

     (Loss) Earnings Per Share. The loss per share in the three months ended October 31, 1998 was $.03 on a diluted basis, compared to earnings of $.06 per diluted share in the comparable quarter of the prior year. Earnings per share in the nine months ended October 31, 1998 was $.08 on a diluted basis, which reflects an additional 3.3 million weighted average shares outstanding, compared to $.28 per diluted share in the same period in 1997. The prior year's computation of earnings per share has been restated to comply with the requirements of SFAS No. 128. The increase in the weighted average shares outstanding for the three and nine month periods ended October 31, 1998 are primarily the result of the exercise of approximately 1.8 million warrants and options since the beginning of fiscal 1999 and the shares issued and issuable in connection with the merger and acquisition described in the Notes to Condensed Consolidated Financial Statements.


Liquidity and Capital Resources (Restated)

Working capital increased approximately $4.8 million to $20 million at October 31, 1998 from $15.1 million at January 31, 1998. The current ratio at October 31, 1998 was approximately 1.9 to 1. Inventory levels at October 31, 1998 decreased by $800,000 to $16.9 million from $17.7 million at January 31, 1998.

The Company has relied in the past primarily upon revenues generated from operations, borrowings from its factor and sales of securities to finance its liquidity and capital needs. Net cash used in operating activities totaled $18 million for the nine months ended October 31, 1998, compared to $8.6 million for the nine months ended October 31, 1997.

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

The purchase price for the shares acquired was approximately $15.4 million and was paid at the closing in 1,967,742 shares of Candie's Common Stock (each share being valued at $7.75), plus $100,000 in cash. The transaction may be subject to adjustment based on the closing market price of Candie's Common Stock during the six month period immediately following the closing.

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

          On September 24, 1998, the Registrant issued 1,967,742 shares of its common stock in connection with the acquisition of all the outstanding shares of Michael Caruso & Co., Inc., in a private transaction exempt from registration by Section 4(2) of the Securities Act of 1933, as amended.


Item 6.   Exhibits and Reports on Form 8-K

A.   Exhibit 10.1 - Joint Venture Agreement

B.   Exhibit 27 - Financial Data Schedule

C.   Reports on Form 8-K

1. The Registrant filed a report on Form 8-K dated August 18, 1998 with respect to the merger with the New Retail Concepts, Inc.

2. The Registrant filed a report on Form 8-K dated September 24, 1998 regarding the acquisition of Michael Caruso & Co., Inc.

3. The Registrant filed an Amendment No.1 on Form 8-K/A on December 4, 1998 with respect to the inclusion of financial statements and pro-forma financial information related to the Michael Caruso & Co., Inc. acquisition which were not included in the original Form 8-K filling on September 24, 1998.

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


Date     October 4, 1999                      /s/ Neil Cole
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
                                              Frank Marcinowski
                                              Vice President and
                                              Chief Financial Officer

Index to Exhibits


Exhibit
Numbers           Description
-------           -----------

10.1              Joint Venture Agreement*

27                Financial Data Schedule


*    Previously filed