Form 10-Q
period 1999-10-31
CANDIES INC
filed 1999-12-15
CIK 857737

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                      ------------------------------------

                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended October 31, 1999

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

Common Stock, $.001 Par Value -- 17,897,166 shares as of December 14, 1999

                                      INDEX

                                    FORM 10-Q

                         CANDIE'S, INC. and SUBSIDIARIES

                                                                                                      Page No.
                                                                                                     -----------
Part I.  Financial Information

Item 1.  Financial Statements - (Unaudited)

     Condensed Consolidated Balance Sheets - October 31, 1999 and January 31, 1999......................   3

     Condensed Consolidated Statements of Operations - Three and Nine Months
     Ended October 31, 1999 and 1998....................................................................   4

     Condensed Consolidated Statement of Stockholders' Equity - Nine Months Ended
     October 31, 1999...................................................................................   5

     Condensed Consolidated Statements of Cash Flows - Nine Months Ended October 31,
     1999 and 1998......................................................................................   6

     Notes to Condensed Consolidated Financial Statements...............................................   7


Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations  ...................................................................................  10


Item 3.  Quantitative and Qualitative Disclosures about Market Risk.....................................  14



Part II. Other Information

Item 1. Legal Proceedings...............................................................................  14
Item 6. Exhibits and Reports on Form 8-K................................................................  14


Signatures   ...........................................................................................  15

Index to Exhibits.......................................................................................  16

Part I. Financial Information

Candie's, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

                                                                   October 31, January 31,
                                                                      1999        1999
                                                                    --------    --------
                                                                   (Unaudited)
                                                                      (000's omitted)
Assets

Current Assets
      Cash ......................................................   $    468    $    598
      Accounts receivable, net ..................................      3,689       2,774
      Due from affiliate ........................................        696         796
      Due from factors and trade receivables, net ...............     10,186      15,138
      Inventories, net ..........................................     13,786      19,031
      Refundable and prepaid income taxes .......................        600       2,623
      Deferred income taxes .....................................      2,589       2,598
      Prepaid advertising and other .............................      1,016       1,182
      Other current assets ......................................        397         476
                                                                    --------    --------
Total Current Assets ............................................     33,427      45,216

Property and equipment, at cost:
      Furniture, fixtures and equipment .........................      5,666       3,860
      Less: Accumulated depreciation and amortization ...........     (1,851)     (1,258)
                                                                    --------    --------
                                                                       3,815       2,602
Other assets:
      Intangibles, net ..........................................     24,723      26,179
      Deferred income taxes .....................................        979        --
      Investment and equity in joint venture - net ..............         97          51
      Other .....................................................        405         552
                                                                    --------    --------
                                                                      26,204      26,782
                                                                    --------    --------
Total Assets ....................................................   $ 63,446    $ 74,600
                                                                    ========    ========

Liabilities and Stockholders' Equity

Current Liabilities:
      Revolving notes payable ...................................   $ 11,602    $ 16,874
      Accounts payable and accrued expenses .....................      4,681       4,416
      Accounts payable - Redwood Shoe ...........................      1,876         943
      Current portion of long-term liabilities
         and capital lease obligations ..........................        912          97
                                                                    --------    --------
Total Current Liabilities .......................................     19,071      22,330

Long-term liabilities and deferred taxes ........................      2,300         421

Stockholders' Equity
      Preferred stock, $.01 par value
          -- authorized 5,000 shares; none issued and outstanding
      Common stock, $.001 par value
      -- authorized 30,000 shares; issued 19,209 shares at
            October 31, 1999 and 18,525 shares issued
            at January 31, 1999 .................................         19          18
      Additional paid-in capital ................................     59,059      58,819
      Retained earnings (deficit) ...............................    (10,570)       (556)
      Treasury stock - at cost  - 1,313 shares ..................     (6,433)     (6,432)
                                                                    --------    --------
Total Stockholders' Equity ......................................     42,075      51,849
                                                                    --------    --------

Total Liabilities and Stockholders' Equity ......................   $ 63,446    $ 74,600
                                                                    ========    ========

See notes to condensed consolidated financial statements.

Candie's, Inc. and Subsidiaries


Condensed Consolidated Statements of Operations
(Unaudited)

                                                         Three Months Ended       Nine Months Ended
                                                             October 31,             October 31,
                                                        --------------------    --------------------
                                                          1999        1998        1999        1998
                                                        --------    --------    --------    --------
                                                           (000's omitted, except per share data)

Net revenues ........................................   $ 22,175    $ 28,919    $ 76,483    $ 90,627
Cost of goods sold ..................................     18,877      23,330      61,516      69,042
                                                        --------    --------    --------    --------
Gross profit ........................................      3,298       5,589      14,967      21,585
Licensing income ....................................      1,151         100       2,009         100
                                                        --------    --------    --------    --------
                                                           4,449       5,689      16,976      21,685

Operating expenses:
Special charges .....................................      1,144          --       2,310          --
Selling, general and administrative expenses ........      8,281       6,208      24,359      18,728
                                                        --------    --------    --------    --------
                                                           9,425       6,208      26,669      18,728

Operating (loss) income .............................     (4,976)       (519)     (9,693)      2,957

Other expenses:
Interest expense - net ..............................        307         289         958         786
Equity loss in joint venture ........................        116          --         453          --
                                                        --------    --------    --------    --------
                                                             423         289       1,411         786
                                                        --------    --------    --------    --------

(Loss) income before income taxes ...................     (5,399)       (808)    (11,104)      2,171
(Benefit) provision for income taxes ................        346        (306)     (1,090)        862
                                                        --------    --------    --------    --------

Net (loss) income ...................................   $ (5,745)   $   (502)   $(10,014)   $  1,309
                                                        ========    ========    ========    ========


(Loss) earnings per common share:
                  Basic .............................   $   (.32)   $  (0.03)   $   (.56)   $   0.09
                                                        ========    ========    ========    ========
                  Diluted ...........................   $   (.32)   $  (0.03)   $   (.56)   $   0.08
                                                        ========    ========    ========    ========

Weighted average number of common shares outstanding:
                  Basic .............................     17,896      15,841      17,742      14,577
                                                        ========    ========    ========    ========
                  Diluted ...........................     17,896      15,841      17,742      16,723
                                                        ========    ========    ========    ========


See notes to condensed consolidated financial statements.

Candie's, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)

Nine Months Ended October 31, 1999
(000's omitted)

                                                                                      Additional   Retained
                                                                    Common Stock       Paid-In     Earnings    Treasury
                                                                  Shares     Amount    Capital    (Deficit)     Stock      Total
                                                                 --------   --------   --------    --------    --------    --------
Balances at January 31, 1999 .................................     18,525   $     18   $ 58,819    $   (556)   $ (6,432)   $ 51,849
                                                                 --------   --------   --------    --------    --------    --------

    Exercise of stock options ................................         99       --           98        --          --            98

    Issuance of common stock to retirement plan ..............         37       --          129        --          --           129

    Additional contingent shares issued for the
          Acquisition of Michael Caruso & Co., Inc. ..........        548          1         (1)       --          --             0

    Tax benefit from exercise of stock options ...............       --         --           14        --          --            14

    Other ....................................................       --         --         --          --          (1)           (1)

    Net (loss) ...............................................       --         --         --       (10,014)       --       (10,014)
                                                                 --------   --------   --------    --------    --------    --------
Balances at October 31, 1999 .................................     19,209   $     19   $ 59,059    $(10,570)   $ (6,433)   $ 42,075
                                                                 ========   ========   ========    ========    ========    ========




See notes to condensed consolidated financial statements.

Candie's, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                                                                  Nine Months Ended
                                                                                             ---------------------------
                                                                                             October 31,    October 31,
                                                                                                1999            1998
                                                                                             ---------------------------
                                                                                                (000's omitted)
OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities .................................         $  3,965          $(18,496)
                                                                                             ---------------------------

INVESTING ACTIVITIES:
     Purchases of property and equipment ............................................           (1,819)             (521)
     Investment in joint venture ....................................................             --                (500)
                                                                                             ---------------------------
Net cash used in investing activities ...............................................           (1,819)           (1,021)
                                                                                             ---------------------------

FINANCING ACTIVITIES:
     Proceeds from exercise of stock options and warrants ...........................               98             8,382
     Capital lease and unsecured loan ...............................................            3,471              --
     Capital lease reduction ........................................................             (574)             --
     Bankers acceptance - net .......................................................             --               4,959
        Revolving notes payable .....................................................           (5,271)            6,287
     Purchase of common stock for treasury ..........................................             --                (371)
                                                                                             ---------------------------
Net cash (used in) provided by financing activities .................................           (2,276)           19,257
                                                                                             ---------------------------

DECREASE IN CASH ....................................................................             (130)             (260)
Cash at beginning of period .........................................................              598               367
                                                                                             ---------------------------
Cash at end of period ...............................................................         $    468          $    107
                                                                                             ===========================



Supplemental disclosures of non-cash investing and financing activities:


     Merger and acquisition of businesses ...........................................             --            $ 15,250
                                                                                             ===========================

     Common stock issued for merger & acquisition - net of treasury stock acquired ..             --            $  5,255
                                                                                             ===========================


See notes to condensed consolidated financial statements.

Candie's, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Unaudited)
(dollars are in thousands)

October 31, 1999

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended October 31, 1999 are not necessarily indicative of the results that may be expected for a full fiscal year.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 1999.


NOTE B -- FINANCING AGREEMENTS

In May 1999, the Company entered into a $3.5 million master lease agreement with a financial organization. The agreement requires the Company to collateralize property and equipment of $2.4 million, of which $1.4 million had been collateralized as of October 31, 1999, with the remaining agreement balance considered to be an unsecured loan. The agreement's term is for a period of four years.

At October 31, 1999 and January 31, 1999, the Company had $118 and $1.2 million, respectively, of outstanding letters of credit. The Company's letters of credit availability are formula based which takes into account borrowings under the Facility and Line of Credit, as described below.

On May 27, 1998, the Company entered into a three year $35 million revolving credit facility (the "Facility"). On August 4, 1998, BankBoston, N.A. entered into a co-lending arrangement and became a participant in the Facility with Bank of America Commercial Corporation.

Prior to January 31, 1999, borrowings under the Facility, which totaled $16,874 at January 31, 1999, bore interest at 1.50% below the prime rate (7.75% at January 31, 1999). Effective January 31, 1999 the Facility was amended and borrowings under the Facility bore interest at .25% below the prime rate. The Company also paid a commitment fee of 1/4% on the unused portion of the Facility. Borrowings under the Facility were formula based and available up to the maximum amount of the Facility. During the period ended October 31, 1999, the Company was not in compliance of certain financial covenants contained in the Facility. Prior to the termination of the Facility, the lenders issued periodic forbearance agreements to the Company.

On October 28, 1999, the Company entered into a new two year $35 million revolving line of credit (the "Line of Credit") with Rosenthal & Rosenthal, Inc. and terminated the former Facility. On November 23, 1999, First Union National Bank entered into a co-lending arrangement and became a participant in the Line of Credit.

Borrowings under the Line of Credit are formula based and available up to the maximum amount of the Line of Credit. Borrowings under the Line of Credit will bear interest at .50% above the prime rate. Borrowings in excess of certain availability formula will bear interest at 2.5% above the prime rate. The
Company will also pay an annual facility fee of .25% of the maximum Line of Credit.

The Line of Credit also contains two financial covenants including minimum tangible net worth and working capital. The Company has granted the lenders a security interest in substantially all of its assets.

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

The following is a reconciliation of the shares used in calculating basic and diluted earnings per share:

                                           Three Months Ended              Nine Months Ended
                                               October 31,                    October 31,
                                         -------------------------    -------------------------
                                                 1999         1998             1999        1998
                                         -------------------------    -------------------------
                                                           (000's omitted)
Basic share..............................      17,896       15,841           17,742      14,577
Effect of assumed conversion
    of employee stock options............          --           --               --       2,146
                                         -------------------------    -------------------------
Diluted share............................      17,896       15,841           17,742      16,723
                                         =========================    =========================


NOTE D -- COMMITMENTS AND CONTINGENCIES

On May 17, 1999, a stockholder class action complaint was filed in the United States District Court for the Southern District of New York, against the Company and certain of its current and former officers and directors, which together with certain other complaints subsequently filed in the same court alleging similar violations, were consolidated in one lawsuit, Willow Creek Capital Partners L.P., v. Candie's, Inc. A consolidated complaint was served on the Company on or about August 24, 1999. The consolidated complaint includes claims under section 11, 12 and 15 of the Securities Act of 1933 and sections 10(b) and 20(a)of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The consolidated complaint is brought on behalf of all persons who acquired securities of the Company between May 28, 1997 and May 12, 1999, and alleges that the plaintiffs were damaged by reason of the Company's having issued materially false and misleading financial statements for fiscal 1998 and the first three quarters of fiscal 1999, which caused the Company's securities to trade at artificially inflated prices. An unfavorable resolution of this action could have a material adverse effect on the business, results of operations, financial condition or cash flows of the Company. There can be no assurance that the Company will successfully defend these lawsuits. The Company is continuing to negotiate a possible settlement with plantiffs.

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

NOTE E -- SPECIAL CHARGES

As referred to in Notes B and D, the Company has incurred substantial additional costs in evaluating various new potential borrowing arrangements, the restatement of its fiscal 1998 and the first three quarters of fiscal 1999 financial statements, the investigation conducted by the Special Committee of the Board and the costs of defending the class action lawsuit and the SEC investigation. During the period ended October 31, 1999, the Company has incurred approximately $2.3 million in special charges for professional fees and payments to financial institutions for the above matters. The Company anticipates additional charges for future quarters.


NOTE F -- INCOME TAXES

The Company has a net deferred tax asset of $6.0 million, before a valuation allowance of $2.4 million, at October 31, 1999, consisting of future tax benefits of net operating loss carryforwards and various other temporary differences. The Company has forecasted profitable operations for at least the next few years and, therefore, has recorded a net deferred tax asset of approximately $3.6 million. The benefits of these net operating loss carryforwards and other temporary differences that are estimated to take more than a few years to realize cannot be reasonably determined at this time. Accordingly, a valuation allowance totaling $2.4 million was recorded in the October 31, 1999 period to provide for this uncertainty.

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

Results of Operations

     Revenues. Net revenues decreased by $ 6.7 million or 23.3% to $ 22.2 million in the three months ended October 31, 1999, from $ 28.9 million in the comparable restated period of the prior year. Net revenues decreased by $ 14.1 million or 15.6% to $ 76.5 million in the nine months ended October 31, 1999, from $ 90.6 million in the comparable period of the prior year. The decreases were due to lower wholesale sales of women's footwear and private label business.

     Gross Profit. Gross profit margins decreased to 14.8% in the three months ended October 31, 1999 from 19.3% in the comparable period of the prior year. Gross profit margins decreased to 19.6% in the nine months ended October 31, 1999 from 23.8% in the comparable period of the prior year. The decreases were primarily attributable to lower wholesale sales of women's footwear and increased markdowns taken to reduce excess inventory.

     Operating Expenses. Selling, general and administrative expenses increased by $ 2.1 million to $ 8.3 million in the three months ended October 31, 1999 from $ 6.2 million in the comparable period of the prior year. As a percentage of net revenues, selling, general and administrative expenses increased 15.8% to 37.3% for the three months ended October 31, 1999 from 21.5% for the comparable period of the prior year. Selling, general and administrative expenses increased by $ 5.6 million to $ 24.3 million in the nine months ended October 31, 1999 from $ 18.7 million in the comparable period of the prior year. As a percentage of net revenues, selling, general and administrative expenses increased 11.1% to 31.8% for the nine months ended October 31, 1999 from 20.7% for the comparable period of the prior year. These increases reflect costs which are directly associated with implementation of the Company's strategic plan to strengthen its management team and infrastructure, the expansion outside of its core footwear products to include, handbags, international distribution channels and the growth of licensing as well as increased advertising expenditures and intangible amortization relating to the Company's fiscal 1999 acquisitions. The Company has incurred $1.1 million and $2.3 million in special charges, for the three and nine months ended October 31, 1999, relating to professional fees and payments to financial institutions in connection with the restatement of its financial statements, evaluating various potential borrowing arrangements, the investigation by the Special Committee, the SEC investigation and the class action lawsuit.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Results of Operations - Continued

     Interest Expense. Interest expense for the three months ended October 31, 1999 was $ 307,000, compared to $ 289,000 for the comparable period in the previous year. Interest expense for the nine months ended October 31, 1999 was $958,000, compared to $ 786,000 for the comparable period in the previous year. The increase was caused by higher interest rates charged for the periods compared to the prior year.

Income Taxes. The Company has a net deferred tax asset of $6.0 million, before a valuation allowance of $2.4 million, at October 31, 1999, consisting of future tax benefits of net operating loss carryforwards and various other temporary differences. The Company has forecasted profitable operations for at least the next few years and, therefore, has recorded a net deferred tax asset of approximately $3.6 million. The benefits of these net operating loss carryforwards and other temporary differences that are estimated to take more than a few years to realize cannot be reasonably determined at this time. Accordingly, a valuation allowance of $2.4 million was recorded in the October 31, 1999 period to provide for this uncertainty. The valuation allowance will continue to be evaluated in future periods.

     Net (loss) Income. As a result of the foregoing, the Company sustained a net loss of $ 5.7 million in the three months ended October 31, 1999, compared to a net loss of $.5 million in the corresponding period a year ago. The net loss increased to $ 10.0 million for the nine months ended October 31, 1999 compared to a net income of $1.3 million for the same period in fiscal 1999.

     (Loss) Earnings Per Share. The loss per share in the three months ended October 31, 1999 was $(.32) on a basic and diluted basis, which reflects additional 2 million weighted shares outstanding, compared to a net loss of $(.03) per basic and diluted share in the comparable quarter of the prior year. The loss per share for the nine months ended October 31, 1999 was $(.56) on a basic and diluted basis, which also reflects additional 3.2 million weighted shares outstanding, compared to net income of $.08 per diluted share in the same period in fiscal 1999. The increase in the weighted average shares outstanding for the three and nine month periods ended October 31, 1999 is primarily the result of the shares issued in connection with the Company's Fiscal 1999 acquisitions.

Liquidity and Capital Resources

     Working capital decreased $ 8.5 million to approximately $ 14.4 million at October 31, 1999 from approximately $22.9 million at January 31, 1999. This decrease was due primarily to the loss incurred during the period ended October 31, 1999. At October 31, 1999, the current ratio was 1.8 to 1.

     The Company has relied in the past primarily upon revenues generated from operations, borrowings from its factor and sales of securities to finance its liquidity and capital needs. Net cash provided from operating activities totaled $ 4.0 million for the nine months ended October 31, 1999, compared to cash used of $ 18.5 million for the nine months ended October 31, 1998. The change in operating activities primarily reflects last year's change in the Company's agreements with its factor. This resulted in the grossing up of advances from the factor and amounts borrowed under the factoring and financing agreements causing a higher use of operating activities for the period ending October 31, 1998. In addition, current year receivables have declined reflecting the lower sales.

     Capital expenditures were $ 1.8 million for the nine months ended October 31, 1999, compared to $521,000 for the nine months ended October 31, 1998. This increase primarily reflects amounts expended on the development of the JBA ERP Software Solution and the remedial software implementation of Millennium Solutions, the expansion of new Retail stores and the construction of a new showroom. The Company expects minimal capital expenditures for the remainder of the fiscal year.

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

     In October 1999, the Company made a non-cash $500,000 capital contribution to Unzipped Apparel LLC ("Unzipped") by foregoing affiliate receivables to satisfy its obligation. Unzipped, the Company's joint venture with Sweet Sportswear LLC, markets and distributes jeanswear and apparel under the Candie's and BONGO label.

     On May 27, 1998, the Company entered into a three year $35 million revolving credit facility (the "Facility"). On August 4, 1998, BankBoston, N.A. entered into a co-lending arrangement and became a participant in the Facility with Bank of America Commercial Corporation.

     Prior to January 31, 1999, borrowings under the Facility, which totaled $16,874 at January 31, 1999, bore interest at 1.50% below the prime rate (7.75% at January 31, 1999). Effective January 31, 1999 the Facility was amended and borrowings under the Facility bore interest at .25% below the prime rate. The Company also paid a commitment fee of 1/4% on the unused portion of the Facility. Borrowings under the Facility were formula based and available up to the maximum amount of the Facility. During the period ended October 31, 1999, the Company was not in compliance of certain financial covenants contained in the Facility. Prior to the termination of the Facility, the lenders issued periodic forbearance agreements to the Company.

     On October 28, 1999, the Company entered into a new two-year $35 million revolving line of credit (the "Line of Credit") with Rosenthal & Rosenthal, Inc. and terminated the former Facility. On November 23, 1999, First Union National Bank entered into a co-lending arrangement and became a participant in the Line of Credit. On October 31, 1999, borrowings under the Line of Credit were $11.6 million.

     Borrowings under the Line of Credit are formula based and available up to the maximum amount of the Line of Credit. Borrowings under the Line of Credit will bear interest at .50% above the prime rate. Borrowings in excess of certain availability formula will bear interest at 2.5% above the prime rate. The
Company will also pay an annual facility fee of .25% of the maximum Line of Credit.

     The Line of Credit also contains two financial covenants including minimum tangible net worth and working capital. The Company has granted the lenders a security interest in substantially all of its assets.

     In May 1999, the Company entered into a $3.5 million master lease agreement with a financial organization. The agreement requires the Company to collateralize property and equipment of $2.4 million, of which $ 1.4 million had been collateralized as of October 1999, with the remaining agreement balance considered to be an unsecured loan. The agreement's term is for a period of four years.

     Cash requirements fluctuate from time to time due to seasonal requirements, including the timing of receipt of merchandise and various other factors. The Company believes that it will be able to satisfy its ongoing cash requirements for the foreseeable future, including requirements for any expansion, primarily with cash flow from operations, supplemented by borrowings under the new financing agreement.


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

     Since the implementation of the JBA Solution will not be complete prior to December 31, 1999, the Company has contracted with Millennium Solutions 400 Ltd. to license software and to implement a remedial system, MS4, that will permit the Company to bring its current system into compliance. The MS4 system uses an encapsulation process that will make the Company's existing system Year 2000 compliant. The algorithm that will be used by this system is expected to insure that the Company's existing system is Year 2000 compliant and will work until the year 2027.

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

     The Company's Year 2000 strategy addresses its relationships with critical third parties, including suppliers, customers and service providers. The Company's evaluation of these business partners includes written inquiry of such third parties' Year 2000 readiness and evaluation of responses. The Company has or intends to follow up with those third parties that indicate material problems with continued operation as the Company's products are sourced through third parties abroad into the Year 2000. The Company will continue to work jointly with customers, strategic vendors and business partners to identify and resolve any Year 2000 issues that may impact the Company through the end of December 1999. An assessment of the capability of electronic data interface trading partners to operate with respect to Year 2000 has been completed.

     The Company expects its total costs to address the Year 2000 issue to be approximately $1 million in connection with the implementation of the JBA Solution and $100,000 for the purchase of the MS4 remedial system. Approximately $862,000 of these costs have been incurred through October 31, 1999, and the Company expects to incur the balance of such costs to complete the compliance plan in fiscal 2000. The balance of such costs is expected to be funded through operating cash flows. The Company's cost estimates do not include costs associated with addressing and resolving issues as a result of the failure of third parties to become Year 2000 compliant.

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

     In the event of a worst case scenario in which the MS4 System misfunctions, it could delay or prevent business operations, including entering orders, shipping or invoicing products. No contingency plans are being developed for the availability of key public services and utilities in the United States or abroad or to deal with a failure by any of the Company's key suppliers. A failure to develop a contingency plan with respect to these parties could have a material adverse effect on the Company.

Item 3.   Quantitative  and Qualitative Disclosures about Market Risk

          Not applicable.


PART II.  Other Information

Item 1.   Legal Proceedings

          On May 17, 1999, a stockholder class action complaint was filed in the United States District Court for the Southern District of New York against the Company and certain of its current and former officers and directors, which together with certain other complaints subsequently filed in the same court alleging similar violations, were consolidated in one lawsuit, Willow Creek Capital Partners L.P., v. Candie's, Inc. A consolidated complaint was served on the Company on or about August 24, 1999. The consolidated complaint includes claims under section 11, 12 and 15 of the Securities Act of 1933 and sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The consolidated complaint is brought on behalf of all persons who acquired securities of the Company between May 28, 1997 and May 12, 1999, and alleges that the plaintiffs were damaged by reason of the Company's having issued materially false and misleading financial statements for fiscal 1998 and the first three quarters of fiscal 1999, which caused the Company's securities to trade at artificially inflated prices. An unfavorable resolution of this action could have a material adverse effect on the business, results of operations, financial condition or cash flows of the Company. There can be no assurance that the Company will successfully defend these lawsuits. The Company is continuing to negotiate a possible settlement with plantiffs.

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


Item 6.  Exhibits and Reports on Form 8-K

          (a) Exhibits

          Exhibit 10.1 - Rosenthal & Rosenthal, Inc. Factoring Agreement - Candie's, Inc.

          Exhibit  10.2  -  Rosenthal  &  Rosenthal,   Inc.  Inventory  Security
          Agreement - Candie's, Inc.

          Exhibit 10.3 - Rosenthal & Rosenthal, Inc. Factoring Agreement - Bright Star Footwear, Inc.

          Exhibit  10.4  -  Rosenthal  &  Rosenthal,   Inc.  Inventory  Security
          Agreement - Bright Star Footwear, Inc.

          Exhibit 27 - Financial Data Schedules

          (b) Reports on Form 8-K

          None.

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


Date     December 15, 1999                         /s/ Neil Cole
         ---------------------------               ----------------------------
                                                   Neil Cole
                                                   Chief Executive Officer
                                                   (on Behalf of the Registrant)

Date     December 15, 1999                         /s/ Frank Marcinowski
         ---------------------------               ----------------------------
                                                   Frank Marcinowski
                                                   Vice President and
                                                   Chief Financial Officer

Index to Exhibits





Exhibit
Numbers        Description
-------        -----------

10.1           Rosenthal & Rosenthal, Inc. Factoring Agreements - Candie's, Inc.
10.2           Rosenthal & Rosenthal, Inc. Inventory Security Agreement -
               Candie's, Inc.
10.3           Rosenthal &  Rosenthal, Inc. Factoring  Agreement -
               Bright Star Footwear, Inc.
10.4           Rosenthal  &  Rosenthal, Inc. Inventory Security Agreement -
               Bright Star Footwear, Inc.
27             Financial Data Schedule