Form 10-K
period 2000-01-31
CANDIES INC
filed 2000-05-01
CIK 857737

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------
                                    FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended January 31, 2000

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

                          Common Stock, $.001 par value
                         Preferred Share Purchase Rights
                                (Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __

     Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of the close of business on April 20, 2000, was approximately $21,452,000.

     As of April 20, 2000, 17,896,393 shares of Common Stock, par value $.001 per share were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant's definitive proxy statement for its annual meeting of stockholders to be held in the year 2000 is incorporated by reference into Part III of this Form 10-K.

                            CANDIE'S, INC.-FORM 10-K

                                TABLE OF CONTENTS

                                                                                                                 Page
                                                                                                                 ----

PART I

       Item 1.    Business....................................................................................     2
       Item 2.    Properties..................................................................................     9
       Item 3.    Legal Proceedings...........................................................................     10
       Item 4.    Submission of Matters to a Vote of Security Holders.........................................     11

PART II

       Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters.......................     11
       Item 6.    Selected Financial Data.....................................................................     12
       Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.......     13
       Item 7A.   Quantitative and Qualitative Disclosure about Market Risk...................................     18
       Item 8.    Financial Statements and Supplementary Data.................................................     19
       Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........     19

PART III

       Item 10.   Directors and Executive Officers of the Registrant..........................................     20
       Item 11.   Executive Compensation......................................................................     20
       Item 12.   Security Ownership of Certain Beneficial Owners and Management..............................     20
       Item 13.   Certain Relationships and Related Transactions..............................................     20

PART IV

       Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K............................     20

Signatures....................................................................................................     21

Consolidated Financial Statements.............................................................................    F-1

PART I

Item 1. Business

Introduction

     The history of the "CANDIE'S" brand spans over 22 years and has become synonymous with young, fun and fashionable, footwear marketed by innovative advertising and celebrity spokespersons. Candie's, Inc., which was incorporated in Delaware in 1978, and its subsidiaries (collectively, the "Company") is currently engaged primarily in the design, marketing, and distribution of moderately-priced women's casual and fashion footwear under the CANDIE'S(R)and BONGO(R)trademarks for distribution within the United States to department, specialty, chain and seven company-owned retail stores and to specialty stores internationally. The Company markets and distributes children's footwear under the CANDIE'S and BONGO trademarks, as well as a variety of men's workboots, hiking boots, winter boots, and outdoor casual shoes designed and marketed under private labels and the ASPEN(R) brand, which is licensed by the Company from a third party through Bright Star Footwear, Inc. ("Bright Star"), the Company's wholly-owned subsidiary. In 1998, the Company began licensing its CANDIE'S trademark for the purpose of building CANDIE'S into a lifestyle brand serving generation "Y" women and girls, and it currently holds licenses for fragrance, eyewear, leg wear and handbags. Through Unzipped Apparel, LLC ("Unzipped"), the Company's joint venture with Sweet Sportswear LLC ("Sweet"), the Company marketed and distributed jeanswear and apparel under the CANDIE'S and BONGO label to department, specialty, and chain stores in the United States.

     The Company believes that it has developed CANDIE'S into a strong footwear brand appealing to women and girls in the generation "Y" demographic. As a growth strategy, the Company plans to continue to focus on building market share in the junior footwear area of better department and specialty stores, pursuing licensing opportunities, and expanding its consumer direct business through the opening of retail stores and e-commerce.

     The Company adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information during its fiscal year ended January 31, 1999 ("Fiscal 1999"). The adoption of SFAS No. 131 did not affect the Company's consolidated financial position or results of operations because the Company operates in one segment. See Note 14 of the Segment Information of the Financial Statements.

Background of the Company and Acquisitions

     The Company began to license the use of the CANDIE'S trademark from New Retail Concepts, Inc. ("NRC") in June 1991, and in March 1993, purchased ownership of the CANDIE'S trademark from NRC together with certain pre-existing licenses of NRC, a then publicly traded company engaged primarily in the licensing and sublicensing of fashion trademarks and a significant stockholder of the Company. NRC's principal stockholder was also the Company's President and Chief Executive Officer.

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

     The cost of the acquisition, including acquisition expenses of $700,000, after netting the value of the reacquired Company shares, warrants and options totaled approximately $5.6 million. This resulted principally in purchase price allocation to the licenses acquired of $340,000 and a trademark value of $5.2 million. Deferred tax liabilities resulting from this transaction totaled approximately $2.1 million which amount was recorded as goodwill.

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

Formation of Unzipped Apparel LLC

     On October 7, 1998, the Company formed Unzipped with its joint venture partner Sweet, the purpose of which was to market and distribute apparel under the BONGO and CANDIE'S labels. Candie's and Sweet each have a 50% interest in Unzipped. Pursuant to the terms of the joint venture, the Company licensed the CANDIE'S and BONGO trademarks to Unzipped for use in the design, manufacture and sale of certain designated apparel products. Currently, the Company believes that Unzipped is in breach of certain provisions of the agreements among the parties, and has notified Unzipped that the Company does not intend to contribute any additional capital toward the joint venture. See "Management's Discussion and Analysis of Financial Condition and Results of Operation and Note 2 of the Notes to the Financial Statements."

Stockholders Rights Plan

     In January 2000, the Company's Board of Directors adopted a stockholder rights plan. Under the plan, each stockholder of Candie's Common Stock received a dividend of one right for each share of the Company's outstanding common stock, entitling the holder to purchase one thousandth of a share of Series A Junior Participating Preferred Stock, par value, $0.01 per share of the Company, at an initial exercise price of $6.00. The rights become exercisable and will trade separately from Candie's Common Stock ten business days after any person or group acquires 15% or more of Candie's Common Stock, or ten business days after any person or group announces a tender offer for 15% or more of the outstanding Candie's Common Stock.

Products

     CANDIE'S Footwear Products. The CANDIE'S brand, consisting of fashion and casual footwear, is designed primarily for women and girls aged 4-25. The footwear features a variety of styles. The retail price of CANDIE'S footwear generally ranges from $30 - $60 for women's styles and $25 - $45 for girl's styles. Four major and two interim times per year, as part of its Spring and Fall collections, the Company designs and markets 30 to 40 different styles. Approximately one-third of CANDIE'S women's styles are "updates" of the Company's most popular styles from prior periods, which the Company considers its "core" products. Approximately three-quarters of the girl's styles are versions of the best selling women's styles and the remaining one quarter are designed specifically for the girls' line.

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

     CANDIE'S Handbag Products. In the Fall of 1998, the Company began to design, market, and distribute women's handbags to department and specialty stores in the United States. The retail prices range from $28 - $36. In April 2000, the Company entered into a licensing agreement with Trebbianno LLC ("Trebbianno"), to license the handbag business to Trebbianno for a three year term with a three year renewal conditioned on achieving certain minimum sales. See "Trademarks and Licensing".

     BONGO Footwear, Jeanswear and Handbag Products. The Company designs, markets, and distributes fashion and casual footwear and handbags at value price points under the BONGO name for women and girls aged 4-25. In addition, the Company through its joint venture, Unzipped designs, markets and distributes jeanswear and apparel to the same targeted markets. The BONGO product lines are marketed to department, specialty, and chain stores in the United States. The retail prices range from $20-$45 for footwear, $20-$50 for jeanswear and $15-$25 for handbags. The BONGO handbag business was licensed to Trebbianno in April 2000.

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

Retail Operations

     The Company operates seven retail stores, consisting of four outlets and three specialty stores. The Company anticipates opening between three and five additional retail stores during the next year as opportunities make themselves available. Retail revenues for the fiscal year ended January 31, 2000 ("Fiscal 2000") were $2.8 million or three percent of net revenues.

     The Company operates its retail stores, which complement its wholesale business, primarily to establish a direct relationship with the consumer, to build the brand image and to test products for the wholesale business. The Company also believes that retail stores will provide an opportunity for the Company to showcase its increasing range of goods, which currently includes apparel, handbags, fragrance, socks and sunglasses.

     The success of the Company's new and existing retail stores will depend on various factors, including general economic and business conditions affecting consumer spending, the acceptance by consumers of the Company's retail concept, the ability of the Company to manage its retail operations and the availability of desirable locations and favorable lease terms.

Advertising, Marketing and Website

     The Company believes that advertising to promote and enhance the CANDIE'S and BONGO brands is an important part of its long-term growth strategy. The Company believes that its innovative and edgy advertising campaigns featuring celebrities, which have brought it national recognition, have resulted in increased sales and consumer awareness of its branded products. The Company's advertising appears in fashion magazines such as Marie Claire, Cosmopolitan and Glamour, and teenage lifestyle magazines such as Teen, Teen People and Seventeen, as well as in television commercials, newspapers, and outdoor and electronic advertising media.

     The Company maintains a product website, www.candies.com, which it launched in October 1999. In April 2000, the Company launched its first e-commerce initiative, a co-branded store to sell the Candie's footwear collection in partnership with leading teen retailer "Journeys".

     The Company also maintains a corporate website that provides financial and background information about the Company located at www.candiesinc.com

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

     For Fiscal 2000 and Fiscal 1999, Redwood Shoe Corp. ("Redwood"), a related party buying agent for the Company, initiated the manufacture of approximately 74% and 60%, respectively, of the Company's total footwear purchases. At January 31, 2000, the Company had $13,775,920 of open purchase commitments with Redwood, representing 48% of the

Company's total purchase commitments. At January 31, 1999, the Company had $28,117,820 of open purchase commitments with Redwood, representing 87% of the Company's total purchase commitments.

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

Backlog

     On March 31, 2000, the Company had an estimated backlog of orders of its products of approximately $33,827,000, as compared to a backlog of approximately $36,375,000 at March 31, 1999. The backlog at March 31, 2000 is expected to be filled during Fiscal 2001. The backlog at any particular time is affected by a number of factors, including seasonality, the buying policies of retailers, scheduling, and the manufacture and shipment of products.

Seasonality

     In previous years, demand for the Company's footwear peaked during the months of June through August (the Fall/back-to-school selling season). As a result, shipment of the Company's products in previous years were heavily concentrated in its second and third fiscal quarters. Accordingly, historically, operating results have fluctuated significantly from quarter to quarter.

Customers and Sales

     During Fiscal 2000, the Company sold its footwear products to more than 1,100 retail accounts consisting of department stores, including Federated Stores (which include Macy's and Bloomingdale's), Nordstrom's and May Company, mass merchandisers, Wal-Mart, specialty stores and other outlets in the United States. Wal-Mart, a customer of BrightStar, accounted for 10.2% of the Company's total Fiscal 2000 net revenues. No other individual customer accounted for more than 10% of the Company's net revenues during Fiscal 2000, however May Company accounted for approximately 9.5% of total Fiscal 2000 net revenues. In Fiscal 1999, no individual customer accounted for more than 10% of the Company's revenues.

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

for exclusive distribution of footwear in Israel through January 31, 2002, and Calego International, Inc. for exclusive distribution of handbags in Canada, which agreement was terminated on or about April 1, 2000. Pursuant to the terms of such distribution agreements, the distributor purchases certain minimum volumes of products from the Company for distribution in specialty stores throughout the applicable territories and pays the Company royalties on such purchases. During Fiscal 2000 and Fiscal 1999, the Company generated approximately $249,000, and $208,000 respectively in sales to the international markets mentioned above and sales to international markets in the fiscal year ended January 31, 1998 ("Fiscal 1998") were deminimus. The Company will continue to evaluate existing and potential international agreements.

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

     As of January 31, 2000, the Company utilized the services of 14 full time sales persons, seven of whom are independent contractors, who are compensated on a commission basis. The Company emphasizes customer service in the conduct of its operations and maintains a customer service department. The Company's customer service department processes customer purchase orders and supports the sales representatives by coordinating orders and shipments with customers.

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

     The Company regards the trademarks and other intellectual property rights that it owns and uses as valuable assets and intends to defend them vigorously against infringement. There can be no assurance, however, that the CANDIE'S or BONGO trademarks, or any other trademark which the Company owns or uses, does not, and will not, violate the proprietary rights of others, that any such trademark would be upheld if challenged, or that the Company would, in such an event, not be prevented from using such trademarks, which event could have a material adverse effect on the Company. In addition, there can be no assurance that the Company will have the financial or other resources necessary to enforce or defend an infringement action.

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

     During Fiscal 1999, the Company entered into three licenses for use of the CANDIE'S trademark on fragrance, leg wear and eyewear, respectively. Pursuant to the first license, the Company granted Liz Claiborne Cosmetics, Inc. the exclusive right to license the CANDIE'S name and other trademarks for a variety of fragrance and fragrance-related products throughout the world for a term of approximately 15 years ending December 31, 2012. The licensee has a renewal option for a term of five to ten years ending December 31, 2017 or December 31, 2022, as applicable, depending upon the licensee's sales performance during the initial term. Pursuant to the second license, the Company granted Ben Berger LLC, the exclusive right to license the CANDIE'S brand for socks and tights throughout the United States and Canada for a term of three years ending January 31, 2002. The licensee has a renewal option for a term of two years ending January 31, 2004, if it, among other things, achieves threshold minimum sales during the initial term. Pursuant to the third license, the Company granted Viva Optique, Inc. the exclusive right to license the CANDIE'S brand for sunglasses and eyewear throughout the world for a term of three years ending January 31, 2002. The licensee has renewal options for consecutive terms of three years each ending January 31, 2005 and January 31, 2008, respectively, if, among other things, it achieves threshold minimum sales during the initial term.

     The Company also assumed, as a result of the Caruso acquisition, two licensing agreements for the BONGO trademark, one for the exclusive right to license the BONGO trademark throughout the United States and its territories and possessions for junior denim/sportswear with Jenna Lane Licensing I, Inc., for a term of approximately three and a half years ending March 31, 2002, with an option to renew if the licensee, among other things, achieves threshold minimum sales during the initial term, and one for the exclusive right to license the BONGO trademark throughout the United States and its territories and possessions for junior plus size denim/sportswear with M. Fine & Sons Company, Inc., for a term of four years ending May 31, 2002, with an option for the licensee to renew for a term of three years if licensee, among other things, achieves threshold minimum sales during the initial term. In connection with the Merger, the Company assumed a license agreement with Wal-Mart which expires in July 2002, with respect to the NO EXCUSES trademark.

     Also during Fiscal 1999, the Company entered into licensing arrangements with Unzipped, granting Unzipped the exclusive license to use the CANDIE'S and BONGO trademarks for the purpose of manufacturing, distributing and marketing apparel and jeanswear through January 31, 2003, throughout the United States and its territories and possessions.

     In addition, on or about March 3, 2000, the Company granted the exclusive right to use the CANDIE'S and BONGO name on handbags and small leather goods to Trebbianno throughout the United States, Canada, the United Kingdom and Japan for a term of three and a half years ending December 31, 2003. The licensee has a renewal option for a term of three years ending December 31, 2006, if, among other things, it achieves threshold minimum sales during the initial term.

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

Competition

     The footwear industry is extremely competitive in the United States and the Company faces substantial competition in each of its product lines from, among other brands, Skechers, Steve Madden and Esprit. In general, competitive factors include quality, price, style, name recognition and service. In addition, the presence in the marketplace of various fashion trends and the limited availability of shelf space can affect competition. Many of the Company's competitors have substantially greater financial, distribution, marketing and other resources than the Company and have achieved significant name recognition for their brand names. There can be no assurance that the Company will be able to compete successfully with the other companies marketing these types of products.

Employees

     As of March 31, 2000, the Company employed 141 persons, 97 full-time and 44 part-time. Three of the Company's employees are executives and the remainder are management, sales, marketing, product development, administrative, customer service representatives and retail store personnel. None of the Company's employees are represented by a labor union. The Company also utilizes the services of seven independent contractors who are engaged in sales. The Company considers its relations with its employees to be satisfactory.

Other Material Developments

     During the course of its uncompleted audit of the Company's financial statements for Fiscal 1999, Ernst & Young, LLP ("E & Y"), the Company's auditors until June 17, 1999, informed the Company that it had been unable to obtain sufficient evidentiary support to determine the appropriateness of the accounting that the Company had applied to certain transactions that could affect the Company's financial results for the first three quarters of Fiscal 1999 and Fiscal 1999 as a whole and for Fiscal 1998.

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

     In September 1999, BDO completed its audits of Fiscal 1998 and Fiscal 1999. As a result of the audit, the financial statements of the Company for Fiscal 1998 and for the first three quarters of Fiscal 1999 were restated from amounts previously reported. In addition, the Company restated its previously issued financial statements for the three quarters ended April 30, 1998, July 31, 1998 and October 31, 1998, by filing the Company's Quarterly Reports on Form 10-Q/A.

     Since May 1999, several lawsuits have been filed against the Company and certain of its current and former officers and directors alleging violations of the federal securities laws. These lawsuits have been consolidated into a single class action currently pending in the United States District Court for the Southern District of New York. On or about January 31, 2000, the Company entered into a Settlement Agreement with the class, which has been preliminarily approved by the Court. It is anticipated that the Court will conduct a hearing on the final approval of the Settlement Agreement in or about July 2000. See
Item 3, "Legal Proceedings".

     The staff of the Securities and Exchange Commission ("SEC") have also commenced a formal investigation into the Company's actions in connection with the accounting issues that have been raised and were the subject of the investigation by the Special Committee. See Item 3 "Legal Proceedings".

Item 2. Properties

     The Company currently occupies 19,653 square feet of office and showroom space at 2975 Westchester Avenue, Purchase, New York pursuant to a lease, which expired on March 31, 2000, subject to the Company's right to renew the lease for an additional five year term under certain circumstances. The monthly rental expense pursuant to the lease was approximately $33,000 per month depending on use of electricity through the expiration date of the lease. The Company has been considering other properties, and has commenced lease negotiations for approximately 13,500 square feet located at 400 Columbus Avenue, Valhalla, New York. Pending a final executed lease of the Valhalla premises, the Company remains in occupation of its current space on a month to month basis.

     The Company also maintains seven domestic retail stores of which four are outlets located in suburban shopping malls in various locations in and around the New York Metropolitan area, two are specialty stores located in malls in New Jersey and one is a specialty store located in a Mall in Pennsylvania. The leases for the retail stores expire at various times between October 2002 and October 2009. In addition to specified monthly rental payments, additional rent at all shopping mall locations is based on percentages of annual gross sales of the retail store exceeding certain and proportionate amounts of monthly real estate taxes, utilities and other expenses relating to the shopping mall.

     The Company also occupies showrooms at : (i) the fifth and sixth floors at 215 W. 40th Street, New York; (ii) the fourteenth floor at 215 West 40th Street, New York, NY; and the (iii) the fifth floor at 320 Fifth Avenue, New York, NY. The lease for the fifth and sixth floors at 215 West 40th Street, New York, NY, which space is used both as a showroom for the CANDIE'S brand and as office space, is held jointly in the name of Showroom Holding Co., Inc. (a wholly-owned subsidiary of the Company) and Unzipped and provides for monthly rental of $19,280 for both floors, and a lease expiration of March 31, 2003. The monthly rental for the fourteenth floor at 215 West 40th Street, New York, NY, which is used as showroom space for the BONGO brand, is $7,500, with that lease expiring on July 31, 2001. The lease for the fifth floor at 320 Fifth Avenue, New York, NY, which was assigned in the acquisition of Caruso and is in the name of Michael Caruso & Co., Inc., which space has been used as a handbag showroom for both brands, has a monthly rental of $2,472, which increased to $2,600 per month on March 1, 2000 and expires on February 28, 2002.

Item 3. Legal Proceedings

     Several lawsuits are pending against the Company and certain of its current and former officers and directors in the United States District Court for the Southern District of New York. There can be no assurance that the Company will successfully defend these lawsuits.

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

     On or about January 31, 2000, the Company entered into a settlement agreement with plaintiffs (the "Settlement Agreement") to settle the class action for total consideration of $10 million, payable in a combination of cash, Candie's Common Stock and convertible preferred stock (the "Preferred Stock"). The Settlement Agreement provides that on or about May 1, 2000, the Company will pay to plaintiffs $3 million in cash, and issue Candie's Common Stock with a value of $2 million. The Company will pay the Class an additional $1 million on or before October 1, 2000. The remaining $4 million owed to plaintiffs will be in the form of Preferred Stock, which will convert to Candie's Common Stock at a rate of ten to one based on the price of the Candie's Common Stock on the first and second anniversary of the date of the approval of the Settlement Agreement by the Court. The Court has preliminarily approved the settlement and directed the mailing and publication of a notice of the settlement. It is anticipated that the Court will conduct a hearing on the final approval of the Settlement Agreement in or about July 2000.

     On August 4, 1999, the staff of the SEC advised the Company that it had commenced a formal investigation into the actions of the Company and others in connection with, among other things, the accounting issues that have been raised and that were the subject of the investigation of the Special Committee.

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

Item 4. Submission of Matters to a Vote of Security Holders

     None.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     As of result of its public announcements that the Company may have to restate its financial results for Fiscal 1998 and the first three quarters of Fiscal 1999, on May 13, 1999, the Candie's Common Stock, which has been traded on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") since January 22, 1990 (under the symbol "CAND") was halted from trading. During suspension of the Candie's Common Stock, which lasted until October 13, 1999, the stock was listed under the symbol "CANDE". On October 14, 1999 the Candie's Common Stock resumed trading on NASDAQ under the symbol "CAND". The following table sets forth, for the indicated periods, the high and low sales prices for the Candie's Common Stock as reported by NASDAQ:



                                                             High           Low


Fiscal Year Ended January 31, 2000
     Fourth Quarter ................................         $1.75         $0.63
     Third Quarter .................................          1.75          0.56
     Second Quarter ................................          3.13          2.81
     First Quarter .................................          4.00          2.63

Fiscal Year Ended January 31, 1999
     Fourth Quarter ................................         $6.25         $2.62
     Third Quarter .................................          7.37          3.81
     Second Quarter ................................          8.25          5.87
     First Quarter .................................          8.62          4.75

     As of April 26, 2000, there were approximately 1,350 holders of record of Candie's Common Stock.

     The Company has not paid cash dividends on its common stock since its inception. The Company anticipates that for the foreseeable future, earnings, if any, will be retained for use in the business or for other corporate purposes, and it is not anticipated that any cash dividends will be paid by the Company in the foreseeable future. Cash dividends are subject to approval by Rosenthal & Rosenthal, Inc., ("Rosenthal") the Company's lender.

     During the fiscal quarter ended January 31, 2000, the Company issued ten-year options to its employees to purchase an aggregate of 1,457,250 shares of Candie's Common Stock at exercise prices of: (i) $1.9375 for 25,000 shares,
(ii) $0.4938 for 10,125 shares,  (iii) $0.5432 for 10,125  shares,  (iv) $1.5625 for 253,000 shares, (v) $1.50 for 400,000 shares, (vii) $1.25 for 10,000 shares,
(vii)  $0.8125  for 75,000  shares,  (viii)  $1.1562  for 2,500  shares and (ix)
$1.1875 for 671,500 shares. The foregoing options were acquired by the holders for investment in private transactions exempt from registration by virtue of either Sections 2(a) (3) or 4(2) of the Securities Act of 1933.

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






                             Year Ended January 31,

                                                2000           1999         1998            1997           1996
                                                ----           ----         ----            ----           ----

Operating Data:
--------------

Net revenues........................         $90,796       $114,696      $89,297         $45,005        $37,914
Operating income (loss).............         (22,862)           786        4,889             891          2,057
Net (loss) income ..................         (25,176)          (641)       3,405           1,145          1,054
(Loss) earnings per share:
   Basic............................          $(1.41)         $(.04)        $.30            $.13           $.12
   Diluted..........................           (1.41)          (.04)         .25             .11            .11
Weighted average number of
common shares outstanding:
   Basic............................           17,798        15,250       11,375           9,143          8,726
   Diluted..........................           17,798        15,250       13,788          10,152          9,427

                                 At January 31,

                                  2000      1999      1998      1997        1996
                                  ----      ----      ----      ----        ----
Balance Sheet Data:
------------------

Current Assets ...............   $32,799   $45,216   $21,459   $ 9,039   $ 5,969

Total assets .................    64,058    74,600    29,912    14,709    11,746

Long-Term debt ...............     1,848       271      --        --        --

Total stockholders' equity ...    32,948    51,849    23,550     8,608     5,586




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

     Such factors include, but are not limited to, uncertainty regarding continued market acceptance of current products and the ability to successfully develop and market new products particularly in light of rapidly changing fashion trends, the impact of supply and manufacturing constraints or difficulties relating to the Company's dependence on foreign manufacturers, uncertainties relating to customer plans and commitments, competition, uncertainties relating to economic conditions in the markets in which the Company operates, the ability to hire and retain key personnel, the ability to obtain capital if required, the risks of litigation and regulatory proceedings, the risks of uncertainty of trademark protection, the uncertainty of marketing and licensing acquired trademarks and other risks detailed below and in the Company's other SEC filings, and uncertainty associated with the impact on the Company in relation to recent events discussed in this report and under "Item 1.

     The words "believe", "expect", "anticipate", "seek" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date the statement, was made.

     Seasonal And Quarterly Fluctuations. The Company's quarterly results may fluctuate quarter to quarter as a result of holidays, weather, the timing of footwear shipments, market acceptance of Company products, the mix, pricing and presentation of the products offered and sold, the hiring and training of additional personnel, the timing of inventory write downs, fluctuations in the cost of materials, the mix between wholesale and licensing businesses, the incurrence of other operating costs and factors beyond the Company's control, such as general economic conditions and the action of competitors. Accordingly, the results of operations in any quarter will not necessarily be indicative of the results that may be achieved for a full fiscal year or any future quarter.

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

General Introduction

     Of the Company's net loss of $25.2 million for Fiscal 2000, $11.9 million was attributable primarily to losses on recurring operations, $8.0 million, for litigation settlement costs, $3.0 million in special legal and administrative costs, and $2.0 million on joint venture losses. Losses on recurring operations were the result of a 4.8% decline in gross profit rate attributable to promotional pricing discounts as well as an 11.9% increase of general and administrative expenses primarily due to the impact of the Company's prior expansion outside of its core footwear business. These declines were partially offset by a 2.6 million increase in licensing revenue.

     Non recurring litigation and legal and administrative costs of $8.0 million and $3.0 million, respectively, were incurred to investigate and to respond to certain issues relating to the restatement of certain Fiscal 1999 results and Fiscal 1998 results and to defend related lawsuits. See Item 3 "Legal Proceedings."

     The Unzipped joint venture recorded a loss of $ 4.0 million primarily due to the discontinuance of the Candies jeans line. The Company's share of the loss was $2.0 million or 2.2% of net revenues.

     As part of its plan to improve its operating results, the Company is focusing its efforts on its core footwear business while continuing to expand its licensing agreements that it believes will enhance the Candies brand. The core business initiatives include improving inventory turn and consolidating east coast distribution facilities. These initiatives have been implemented during the fourth quarter of Fiscal 2000 and the first quarter of the fiscal year ended January 31, 2001 ("Fiscal 2001"), the benefits of which are to be realized in Fiscal 2001. In addition, the Company has already developed its candies.com website as both a Y generation destination, and e-commerce site by partnering with MTV for content and with Journey for product fulfillment.

Results of Operations

Fiscal 2000 Compared to Fiscal 1999

     Revenues. Net revenues decreased by $23.9 million or 20.8% to $90.8 million, during Fiscal 2000, due primarily to decreased sales of Candies brand footwear of $15.1 million, decreased private label sales of $5.3 million, decreased sales of girls footwear of $2.4 million and the absence of the Fiscal 1999, one time revenues of $2.1 million generated in connection with certain customers. These decreases in Fiscal 2000 net revenues were partially offset by sales increases in handbags of $1.2 million and retail sales increases of $1.1 million. The decline in footwear revenue is due to decreased consumer acceptance of the Company's Fiscal 2000 footwear styles.

     Gross Profit. Gross profit decreased by $9.9 million or 38% to $16.4 million from $26.3 million in the prior year. As a percentage of net revenues, gross profit decreased from 22.9% in Fiscal 1999 to 18.1% in Fiscal 2000. This decline in gross profit rate was primarily attributable to promotional pricing discounts. The decreased gross profit was comprised as follows: $2.9 million for girls footwear, $4.9 million for Candies brand footwear, $1.2 for Bongo, $0.3 for handbags and $1.1 for private label; partially offset by the retail store increased profits of $0.5 million.

     Licensing Income. Licensing Income increased $2.6 million to $3.0 million for Fiscal 2000. This increase was attributable to the acquired Bongo license and newly granted fragrance and eyewear licensing arrangements.

     Operating Expenses. Selling, general and administrative expenses increased by approximately $5.4 million to $31.3 million during Fiscal 2000. As a percentage of net revenues, selling, general and administrative expenses increased to 34.4% for Fiscal 2000 from 22.5% for the prior year. These increases reflect costs attributable to increased amortization expenses related to the Company's acquisitions and fixed asset additions ($1.6 million), increased advertising and website expenditures ($1.8 million), coupled with increased salary expenses incurred as a result of management changes ($0.9 million) as well as increased freight, rent, legal, other and finance fee expenses ($1.1 million).

     In addition, the Company incurred significant non recurring litigation and legal and administrative costs to investigate and respond to certain issues relating to the restatement of its Fiscal 1999 quarterly results and Fiscal 1998 results. These one-time charges include, a litigation settlement of $8 million and $ 3 million in legal and administrative and certain litigation costs. See
Item 3 "Legal Proceedings."

     Operating Income (Loss.) As a result of the foregoing, the Company sustained an operating loss of $22.9 million for Fiscal 2000, compared to operating income of $0.8 million for the prior fiscal year.

     Interest Expense. Interest expense increased by $0.4 million to $1.4 million, or 1.6% of net revenues, primarily as a result of higher average borrowings and higher interest rates under the Company's revolving credit facility.

     Equity Losses in Joint Venture. The Unzipped joint venture recorded a loss of $4.0 million for Fiscal 2000 primarily due to the discontinuance of the Candies jeans line. The Company's share of this loss was $2.0 million or 2.2% of net revenues, as compared to the prior fiscal year loss of $1.1 million with the Company's portion being $0.5 million.

     Income Tax Benefit. The income tax benefit was limited to $1.1 million or 4% of pre tax losses due to the establishment of a valuation provision of $9.3 million in Fiscal 2000. The Company has a net deferred tax asset of approximately $3.6 million which management believes will be recoverable from profits to be generated over the next few years. The valuation allowance of $
9.3 million represents  amounts that can not be assured of  recoverability.  See
Note 13 of the Notes to Financial Statements.

     Net Loss. As a result of the foregoing, the Company sustained a net loss of $25.2 million for Fiscal 2000, compared to a net loss of $0.6 million, for the prior fiscal year.

Fiscal 1999 Compared to Fiscal 1998

     Revenues. Net revenues increased by $25.4 million, or 28.4% to $114.7 million, primarily as a result of increased brand awareness and consumer acceptance due to the Company's increased sales and marketing efforts, the continued growth of children's footwear products, the launch of handbags and increased international distribution of products.

     Gross Profit. Gross Profit margins decreased to 22.9% from 24.6% in the prior fiscal year. The decrease was primarily attributable to increased customer returns and allowances coupled with increased revenues obtained from footwear products on a private label basis that typically generate lower margins.

     Operating Expenses. Selling, general and administrative expenses increased by approximately $8.7 million to $25.9 million for Fiscal 1999 compared to $17.2 million for the prior fiscal year. As a percentage of net revenues, selling, general and administrative expenses increased 3.3% to 22.5% for Fiscal 1999 from 19.2% for the prior fiscal year. These increases reflect costs which are directly associated with the increase in net revenues, including increased advertising expenditures ($2.4 million), increased amortization expenses related to the Company's acquisitions and fixed asset additions ($0.9 million), coupled with the costs incurred in implementing the Company's strategic plan to strengthen its management team and infrastructure ($3.0 million), which the Company believed was necessary for future growth.

     Operating Income. As a result of the foregoing, operating income decreased $4.1 million to $0.8 million for Fiscal 1999, compared to $4.9 million for the prior year.

     Interest Expense. Interest expense decreased by $0.1 million, or 11.0%, primarily as a result of lower average borrowings and, to a lesser extent, lower interest rates under the Company's revolving credit facility.

     Income Tax Expense. The relationship of the income tax provision in Fiscal 1999 and Fiscal 1998, respectively, to income before income taxes was 16% and 9%, respectively. The Fiscal 1999 year effective rate was low because of the state tax rates and nondeductible amortization expense. The Fiscal 1998 rate was low due to the reversal of the valuation allowance.

     Net Income. As a result of the foregoing, the Company sustained a net loss of $.6 million for Fiscal 1999, compared to net income of $3.4 million for the prior year.


Liquidity and Capital Resources

     Working Capital. Working capital decreased $19.4 million to approximately $3.5 million at January 31, 2000 from approximately $22.9 million at January 31, 1999. The decrease is due primarily to current year losses. At January 31, 2000, the current ratio of assets to liabilities was 1.12 to 1 as compared to 2.02 to 1 for the prior fiscal year.

     The Company continues to rely upon trade credit, revenues generated from operations, especially private label and licensing activity, as well as borrowings from its factor to finance its operations. Net cash provided from operating activities totaled $3.3 million in Fiscal 2000, as compared to net cash used in operating activities of $22.0 million in Fiscal 1999. The changes in net cash of $25.3 million were realized primarily as follows: Non cash settlement expense of $8.0 million, additional losses on the joint venture of $1.5 million for Fiscal 2000, and the prior fiscal year's recharacterzation of $16.0 million from a change in operaing asset to financing activity.

     Capital expenditures. Capital expenditures were $2.8 million for Fiscal 2000 as compared to $1.9 million for the prior year. The current year capital expenditures include: retail store additions $1.1 million, data processing software and equipment $0.6 million, and the remainder showroom and office additions. The Company's 2001 capital expenditure plans of $2.2 million include $1.0 million for website development costs and $0.9 million for up to five additional retail store. The Company believes that it will be able to fund these anticipated expenditures primarily with cash flow from operations supplemented by borrowings under its existing revolving credit facility.

     Financing Activities. During Fiscal 1999, substantially all of the Company's outstanding Class C warrants ("Warrants") were exercised and the Company received aggregate proceeds of approximately $7.16 million from the exercise of the Warrants. The proceeds were used to repay short-term borrowings. Each Warrant entitled the holder thereof to purchase one share of Common Stock at an exercise price of $5.00. In addition, in Fiscal 1999, the Company received proceeds of $1.17 million, in connection with the issuance of Common Stock relating to the exercise of outstanding stock options.

     On the Effective Date, the Company completed the Merger with NRC. Each issued and outstanding share of NRC Common Stock and each issued and outstanding option to purchase one share of NRC Common Stock, prior to the Effective Date, were converted, respectively, into 0.405 shares of Candies Common Stock, and into options to purchase 0.405 shares of Candie's Common Stock, respectively. The Merger was accounted for using the purchase method of accounting.

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

     The purchase price for the shares acquired was approximately $15.4 million and was paid at the closing in 1,967,742 shares of Candie's Common Stock (each share being valued at $7.75), plus $0.1 million in cash. In March 1999, an additional 547,722 shares of Candie's Common Stock were delivered to the sellers based on a clause in the agreement requiring an upward adjustment in the number of shares delivered at Closing.

     Capital Contribution to Unzipped. On or about October 31, 1999, the Company made a $0.5 million capital contribution to Unzipped. In addition, pursuant to the terms of the Operating Agreement of Unzipped, on January 31, 2003, the Company must purchase from Sweet, Sweet's entire interest in Unzipped at the aggregate purchase price equal to 50% of 7.5 times EBITDA of Unzipped for the fiscal year commencing on February 1, 2002 and ending January 31, 2003. The Company has the right, in its sole discretion, to pay for such interest in cash or shares of Candie's Common Stock. In the event the Company elects to issue shares of Candie's Common Stock to Sweet, Sweet shall receive registered shares of Candie's Common Stock and the right to designate a member to the Board of Directors for the Company until the earlier to occur of (i) the sale of any of such shares or (ii) two years from the date of closing of such purchase. Unzipped reported an operating loss of $4.0 million for Fiscal 2000, as compared to the prior year's loss of $1.1 million; the Company's share of the losses was $2.0 million and $0.5 million respectively. The Company believes that Unzipped is currently in breach of certain provisions of the agreements among the parties, and has notified Unzipped that the Company does not intend to contribute any additional capital toward the joint venture.

     Current Revolving Credit Facility. On October 28, 1999, the Company entered into a new two-year $35 million revolving line of credit (the "Line of Credit") with Rosenthal & Rosenthal, Inc. ("Rosenthal") and terminated its former credit facility. On November 23, 1999, First Union National Bank entered into a co-lending arrangement and became a participant in the Line of Credit. Borrowings under the Line of Credit are formula based and available up to the maximum amount of the Line of Credit. Borrowings under the Line of Credit bear interest at 0.5% above the prime rate. Certain borrowings in excess of an availability formula will bear interest at 2.5% above the prime rate. The
Company will also pay an annual facility fee of .25% of the maximum Line of Credit. The minimum factoring commission fee for the initial term is $0.5 million. As of January 31, 2000, the outstanding borrowing under the facility was $14.0 million, including outstanding letters of credit. Borrowings under the Line of Credit were secured against factored receivables of $9.9 million and inventory. Interest paid to Rosenthal for Fiscal 2000 was $0.3 million.

     The Line of Credit contains two financial covenants for tangible net worth and working capital. The Company was not in compliance with these financial covenants as of January 31, 2000 and received an interim waiver from Rosenthal as of April 27, 2000. This waiver exempts the financial covenants unless there is a deterioration of the financial condition of the Company. In addition, the waiver establishes that Rosenthal and the Company will establish mutually agreeable financial covenants within a reasonable timeframe.

     In May 1999, the Company entered into a $3.5 million master lease and loan agreement with OneSource Financial Corp. The agreement requires the Company to collateralize property and equipment of $1.9 million, with the remaining balance considered to be an unsecured loan. The term of the agreement is four years at an effective annual interest rate of 10.48%. The outstanding loan balance as of January 31, 2000 was $2.8 million. The interest paid for Fiscal 2000 was $0.3 million. The quarterly payment on the loan is $260,000, including interest.

     The Company's cash requirements fluctuate from time to time due to seasonal requirements, including the timing of receipt of merchandise and various other factors. The Company believes that it will be able to satisfy its ongoing cash requirements for the foreseeable future, including for the proposed expansion of its retail operations during Fiscal 2001, primarily with cash flow from operations, supplemented by borrowings under its existing revolving credit facility. However, if the Company's plans change or its assumptions prove to be incorrect it could be required to obtain additional capital which may not be available to it on acceptable terms.

     Prior Revolving Credit Facility. In May 1998, the Company entered into a three year $35 million revolving credit facility (the "Facility"). During Fiscal 2000 the Company failed to comply with certain covenants of the Facility and the Facility was repaid in full with proceeds from the Line of Credit in October 1999.

Seasonality

     The Company's quarterly results may fluctuate quarter to quarter as a result of holidays, weather, the timing of footwear shipments, market acceptance of Company products, the mix, pricing and presentation of the products offered and sold, the hiring and training of additional personnel, the timing of inventory write downs, fluctuations in the cost of materials, the mix between wholesale and licensing businesses, the incurrence of other operating costs and factors beyond the Company's control, such as general economic conditions and the action of competitors. Accordingly, the results of operations in any quarter will not necessarily be indicative of the results that may be achieved for a full fiscal year or any future quarter.

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


Net Operating Loss Carry Forwards

     At January 31, 2000, the Company had net operating losses of approximately $19.8 million for income tax purposes, which expire in the years 2007 through 2020. Due to the issuance of Candie's Common Stock on February 23, 1993, an "ownership change," as defined in Section 382 of the Internal Revenue Code, occurred. Section 382 restricts the use of the Company's net operating loss carryforwards incurred prior to the ownership change to $275,000 per year. Approximately $2.5 million of the operating loss carryforwards are subject to this restriction and accordingly, no accounting recognition has been given to approximately $1.8 million of operating losses since present restrictions preclude their utilization. During Fiscal 1999, the Company merged with NRC and was entitled to another $2.4 million of operating losses incurred by NRC. These operating losses are also subject to restriction and only $327,000 can be carried forward each year. See Note 13 of the Notes to Financial Statements.


Item 7A. Quantitative and Qualitative Disclosure About Market Risk

     The Company enters into forward exchange contracts to hedge foreign currency transactions and not to engage in currency speculation. The Company's forward exchange contracts do not subject the

Company to risk from exchange rate movements because gains and losses on such contracts offset losses and gains, respectively, on the assets, liabilities or transactions being hedged. The forward exchange contracts generally require the Company to exchange U.S. dollars for foreign currencies. If the counterparties to the exchange contracts do not fulfill their obligations to deliver the contracted currencies, the Company could be at risk for any currency related fluctuations. The Company limits exposure to foreign currency fluctuations in most of its purchase commitments through provisions that require vendor payments in U.S. dollars. As of January 31, 2000, there were no forward exchange contracts outstanding. Unrealized gains and losses are deferred and included in the measurement of the related foreign currency transaction. Gains or losses on these contracts during Fiscal 2000, 1999, and 1998 were immaterial.


Item 8. Financial Statements and Supplementary Data

     The financial statements required to be submitted in response to this Item 8 are set forth in Part IV, Item 14 of this report.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     On June 17, 1999, the Company dismissed Ernst & Young LLP ("E&Y") as its independent auditors. The reports of E&Y on the financial statements of the Company for Fiscal 1998 and the fiscal year ended January 31, 1997 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. However, in a May 12, 1999 press release the Company indicated that its financial statements for Fiscal 1998 should not be relied upon.

     The decision to change auditors was approved by the Board and the Audit Committee of the Board. During the time that the audits of the Company's financial statements for each of the two fiscal years in the period ended January 31, 1998 were conducted, there were no disagreements with E&Y on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of E&Y would have caused it to make reference to the matter in its report.

     During the course of its uncompleted audit of the Company's financial statements for Fiscal 1999, E&Y informed the Company that it had been unable to obtain sufficient evidentiary support to determine the appropriateness of the accounting the Company had applied to (i) certain barter transactions, (ii) transactions with a related party and principal supplier and (iii) certain other transactions which may have affected the Company's interim quarterly financial results during Fiscal 1999. E&Y also requested the Company to appoint the Special Committee to conduct an independent investigation of such transactions. E&Y also informed the Company that, in its opinion, the resolution of such matters might require the Company to restate its financial statement for Fiscal 1998 and each of the first three quarters of Fiscal 1999, and could result in the Company reporting a loss for Fiscal 1999.

     In response to the issues raised by E&Y the Special Committee commenced an investigation. The Special Committee completed that investigation, and on August 26, 1999 reported its findings to the Board. On June 22, 1999, the Company engaged BDO Seidman, LLP ("BDO") as its independent auditors to audit its financial statements with respect to Fiscal 1998 and 1999 and, if necessary, other prior fiscal years. The Company has authorized E&Y to respond fully to any inquiries BDO made. The Company did not seek the advice of BDO regarding the subject matter of the foregoing reportable events with E&Y. However, members of the Company's Board and management did fully disclose to BDO what the Company believed to be the subject matter of the issues raised by E&Y as part of the process of determining whether BDO would accept the Company's engagement and, if so, the time frame in which BDO believed it could complete the necessary audit of the Company's Financial Statements. The information with respect to the Company's change in auditors was previously reported in the Company's Form 8-K for the event dated June 17, 1999.

PART III

     The information required by Items 10 (Directors and Executive Officers of the Registrant), 11 (Executive Compensation), 12 (Security Ownership of Certain Beneficial Owners and Management), and 13 (Certain Relationships and Related Transactions) of Part III of this Form 10-K is omitted from this report and is incorporated by reference from the definitive proxy statement for the Company's annual meeting of stockholders to be held in the year 2000 that will be filed with the SEC on or before May 30, 2000.


PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  Financial Statements and Financial Statement Schedule

     See the accompanying Financial Statements and Financial Statement Schedule filed herewith submitted as a separate section of this report - See F-1

(b)  Reports on Form 8-K

     None

(c)  See the attached Index to Exhibits

                                   Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     CANDIE'S, INC.


                                                     By: /s/ Neil Cole
                                                         -----------------------
                                                         Neil Cole
                                                         Chief Executive Officer


Dated: May 1, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature and Name           Capacity in Which Signed                           Date
------------------           ------------------------                           ----

/s/ Neil Cole                Chairman of the Board, President and Chief         May 1, 2000
--------------               Executive Officer
Neil Cole

/s/John M. Needham           Vice President of Finance                          May 1, 2000
------------------           (Principal Financial and Accounting Officer)
John M. Needham

/s/ Barry Emanuel            Director                                           May 1, 2000
-------------------
Barry Emanuel

/s/ Mark Tucker              Director                                           May 1, 2000
-----------------
Mark Tucker

                             Director                                           May 1, 2000
-------------------
Steven Mendelow

/s/ Peter Siris              Director                                           May 1, 2000
---------------
Peter Siris

                                Index to Exhibits

Exhibit
Numbers  Description

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

3.2       Amendment to Certificate of Incorporation filed November 1994 (2)

3.3 Amendments to Certificate of Incorporation filed in August 1998, and February 2000 (16)

3.4       Restated and Amended By-Laws (16)

10.1 Trademark Purchase Agreement between the Company and New Retail Concepts, Inc. (3)

10.2      1989 Stock Option Plan of the Company (1)

10.3      1997 Stock Option Plan of the Company (7)

10.4      Employment Agreement between Neil Cole and the Company (4)

10.5      Amendment to  Employment  Agreement  between Neil Cole and the Company
          (6)

10.6      Lease with respect to the Company's executive offices (2)

10.7 Agreement dated as of April 3, 1996 between the Company and Redwood Shoe Corp. (5)

10.8 Amendment dated as of September 30, 1996 to agreement dated as of April 3, 1996 between the Company and Redwood Shoe Corp. (6)

10.9      Employment  Agreement between Lawrence O' Shaughnessy and the Company.
          (5)

10.10 Amendment to Employment Agreement between Lawrence O'Shaughnessy and the Company. (6)

10.11     Employment Agreement between David Golden and the Company. (8)

10.12     Employment Agreement between Deborah Sorell Stehr and the Company (13)

10.13     Employment Agreement between Frank Marcinowski and the Company (13)

10.14     Limited Liability Company Operating  Agreement of Unzipped Apparel LLC
          (12)

10.15 Escrow Agreement by and among the Company, the stockholders of Caruso and Tenzer Greenblatt LLP(11)

10.16 Registration Rights Agreement between the Company and the stockholders of Caruso (11)

10.17 Amendment to Lease Agreement with respect to the Company's executive offices. (13)

10.18 Amendment dated January 27, 2000 to Employment Agreement between Neil Cole and the Company (16)

10.19 Amendment dated January 27, 2000 to Employment Agreement between Deborah Sorell Stehr and the Company (16)

10.20     Employment Agreement between John M. Needham and the Company (16)

10.21 Rights Agreement dated January 26, 2000 between the Company and Continental Stock Transfer and Trust Company (15)

10.22     Factoring  Agreement  between  Rosenthal  &  Rosenthal,  Inc.  and the
          Company (14)

10.23 Inventory Security Agreement between Rosenthal & Rosenthal, Inc. and the Company (14)

10.24 Factoring Agreement between Rosenthal & Rosenthal, Inc. and Bright Star Footwear, Inc. (14)

10.25 Inventory Security Agreement between Rosenthal & Rosenthal, Inc. and Bright Star Footwear, Inc. (14)

21        Subsidiaries of the Company. (16)

23        Consent of BDO Seidman LLP (16)

27        Financial Data Schedules. (for SEC use only) (16)

----------
(1) Filed with the Registrant's Registration Statement on Form S-18 (File 33-32277-NY) and incorporated by reference herein.
(2) Filed with the Registrant's Annual Report on Form 10-KSB for the year ended January 31, 1995, and incorporated by reference herein.
(3) Filed with the Registrant's Registration Statement on Form S-1 (File 33-53878) and incorporated by reference herein.
(4) Filed with the Company's Annual Report on Form 10-K for the year ended January 31, 1994 and incorporated by reference herein.
(5) Filed with the Company's Annual Report on Form 10-KSB for the year ended January 31, 1996, and incorporated by reference herein.
(6) Filed with the Company's Annual Report on Form 10-KSB for the year ended January 31, 1997, and incorporated by reference herein.
(7) Filed with the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 1997, and incorporated by reference herein.
(8) Filed with the Company's Annual Report on form 10-K for the year ended January 31, 1998
(9) Filed with the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1998 and incorporated by reference herein.
(10) Filed with the Company's Joint proxy Statement/Prospectus dated July 2, 1998 constituting a part of the Company's Registration Statement on Form S-4 333-52779
(11) Filed with the Company's Current Report on Form 8-K dated September 24, 1998 and incorporated by reference herein.
(12) Filed with the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 1998 and incorporated by reference herein.
(13) Filed with the Company's Annual Report on Form 10-K for the year ended January 31, 1999
(14) Filed with the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 1999
(15) Filed with the Company's Current Report on Form 8-K dated January 26, 2000
(16) Filed herewith

                           Annual Report on Form 10-K

                      Item 8, 14(a)(1) and (2), (c) and (d)

          List of Financial Statements and Financial Statement Schedule

                           Year Ended January 31, 2000

                         Candie's, Inc. and Subsidiaries

                         Candie's, Inc. and Subsidiaries

                                    Form 10-K

   Index to Consolidated Financial Statements and Financial Statement Schedule



The   following   consolidated   financial   statements  of  Candie's  Inc.  and
subsidiaries are included in Item 8:


Report of Independent Certified Public Accountants on Financial Statements
    as of and for the Years Ended January 31, 2000, 1999 and 1998............................         F-3

Consolidated Balance Sheets - January 31, 2000 and 1999......................................         F-4

Consolidated Statements of Operations for the Years ended
    January 31, 2000, 1999 and 1998..........................................................         F-5

Consolidated Statements of Stockholders' Equity
    for the Years ended January 31, 2000, 1999 and 1998......................................         F-6

Consolidated Statements of Cash Flows for the Years ended
    January 31, 2000, 1999 and 1998..........................................................         F-7

Notes to Consolidated Financial Statements...................................................         F-8



The following consolidated financial statement schedule of Candie's, Inc. and subsidiaries is included in Item 14(d):


Report of Independent Certified Public Accountants on Financial Statement
    Schedule for the Years Ended January 31, 2000, 1999 and 1998.............................         S-1

Schedule II  Valuation and qualifying accounts ..............................................         S-2



All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

               Report of Independent Certified Public Accountants


The Stockholders and Directors of
Candie's, Inc.

We have audited the accompanying consolidated balance sheets of Candie's, Inc. and subsidiaries as of January 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended January 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Candie's, Inc. and subsidiaries at January 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2000, in conformity with generally accepted accounting principles.




/s/: BDO Seidman, LLP
---------------------
BDO Seidman, LLP




New York, New York
April 20, 2000

                         Candie's, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                        (in thousands, except par value)

                                                                            January 31,
                                                                        --------------------
                                                                          2000        1999
                                                                        --------    --------
Assets
Current Assets:
        Cash ........................................................   $    643    $    598
        Restricted cash .............................................      2,000          --
        Accounts receivable, net of allowances of
             $2,992 in 2000 and $950 in 1999 ........................      2,711       2,774
        Due from factor and accounts receivable, net of allowances of
             $1,830 in 2000 and $2,579 in 1999 ......................      8,034      15,138
        Due from affiliates .........................................        636         796
        Inventories .................................................     14,770      19,031
        Refundable and prepaid income taxes .........................        631       2,623
        Deferred income taxes .......................................      1,448       2,598
        Prepaid advertising and other ...............................      1,622       1,182
        Other current assets ........................................        304         476
                                                                        --------    --------
Total Current Assets ................................................     32,799      45,216
                                                                        --------    --------

Property and equipment, at cost:
        Furniture, fixtures and equipment ...........................      6,679       3,860
        Less: Accumulated depreciation and amortization .............      2,124       1,258
                                                                        --------    --------
                                                                           4,555       2,602
                                                                        --------    --------

Other Assets:
        Goodwill, net of accumulated amortization of
              $509 in 2000 and $367 in 1999 .........................      2,152       2,294
        Other intangibles, net ......................................     22,047      23,885
        Deferred income taxes .......................................      2,174          --
        Investment and equity in joint venture - net ................         --          51
        Other .......................................................        331         552
                                                                        --------    --------
                                                                          26,704      26,782
                                                                        --------    --------
Total Assets ........................................................   $ 64,058    $ 74,600
                                                                        ========    ========


Liabilities and Stockholders' Equity
Current liabilities:
    Revolving notes payable - banks .................................   $ 13,764    $ 16,874
    Litigation settlement ...........................................      4,000          --
    Accounts payable and accrued expenses ...........................      7,618       4,416
    Accounts payable - Redwood Shoe .................................      1,286         943
    Current portion of long-term debt and capital lease obligation ..      1,143          97
    Losses in excess of joint venture investment ....................      1,451          --
                                                                        --------    --------
Total current liabilities ...........................................     29,262      22,330
                                                                        --------    --------


Long-term liabilities and capital lease obligation ..................      1,848         271
Deferred income taxes ...............................................         --         150

Stockholders' Equity:
    Preferred and common stock to be issued .........................      6,000          --
    Preferred stock, $.01 par value - shares authorized 5,000;
             none issued or outstanding .............................         --          --
    Common stock, $.001 par value - shares authorized 30,000;
             shares issued 19,209 in 2000 and 18,525 in 1999 ........         19          18
    Additional paid-in capital ......................................     59,094      58,819
    Retained earnings (deficit) .....................................    (25,732)       (556)
    Less:  Treasury stock - at cost - 1,313 shares ..................     (6,433)     (6,432)
                                                                        --------    --------
Total Stockholders' Equity ..........................................     32,948      51,849
                                                                        --------    --------
Total Liabilities and Stockholders' Equity ..........................   $ 64,058    $ 74,600
                                                                        ========    ========


See accompanying notes to consolidated financial statements.

                         Candie's, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                 (in thousands, except earnings per share data)


                                                               Year ended January 31,
                                                        -----------------------------------
                                                          2000          1999        1998
                                                        ---------    ---------    ---------
Net revenues ........................................   $  90,796    $ 114,696    $  89,297
Cost of goods sold ..................................      74,347       88,427       67,314
                                                        ---------    ---------    ---------
Gross profit ........................................      16,449       26,269       21,983
Licensing income ....................................       2,951          373           84
                                                        ---------    ---------    ---------
                                                           19,400       26,642       22,067

Selling, general and administrative expenses ........      31,260       25,856       17,178
Special charges .....................................       3,002         --           --
Litigation settlement, net ..........................       8,000         --           --
                                                        ---------    ---------    ---------

Operating (loss) income .............................     (22,862)         786        4,889

Other expenses:
        Interest expense - net ......................       1,415        1,005        1,129
        Equity loss in joint venture ................       2,002          545         --
                                                        ---------    ---------    ---------
                                                            3,417        1,550        1,129
                                                        ---------    ---------    ---------

(Loss) income before income taxes ...................     (26,279)        (764)       3,760

Provision (benefit) for income taxes ................      (1,103)        (123)         355
                                                        ---------    ---------    ---------

Net (loss) income ...................................   $ (25,176)   $    (641)   $   3,405
                                                        =========    =========    =========
(Loss) earnings per share:
                              Basic .................   $   (1.41)   $    (.04)   $     .30
                                                        =========    =========    =========
                              Diluted ...............   $   (1.41)   $    (.04)   $     .25
                                                        =========    =========    =========

Weighted average number of common shares outstanding:

                              Basic .................      17,798       15,250       11,375
                                                        =========    =========    =========
                              Diluted ...............      17,798       15,250       13,788
                                                        =========    =========    =========


See accompanying notes to consolidated financial statements.

                         Candie's, Inc. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                                 (in thousands)


                                                                           Preferred
                                                                           & Common    Additional  Retained
                                                          Common Stock     Stock to be Paid - In   Earnings    Treasury
                                                      Shares      Amount     Issued     Capital    (Deficit)    Stock        Total
                                                     --------    --------   --------   --------    --------    --------    --------

Balance at February 1, 1997 ......................      9,634    $      9   $     --   $ 11,919    $ (3,320)   $     --    $  8,608
   Exercise of stock options and
     warrants ....................................      2,800           3         --      9,510          --          --       9,513
   Retirement of escrow shares ...................        (20)         --         --         --          --          --          --
   Issuance of common stock to
     benefit plan ................................         11          --         --         56          --          --          56
   Tax benefit from pre-quasi
     reorganization carryforward
     losses ......................................         --          --         --      1,102          --          --       1,102
   Stock option compensation .....................         --          --         --         36          --          --          36
   Tax benefit from exercise of stock
     options .....................................         --          --         --        830          --          --         830
   Net income ....................................         --          --         --         --       3,405          --       3,405
                                                     --------    --------   --------   --------    --------    --------    --------
Balance at January 31, 1998 ......................     12,425          12         --     23,453          85          --      23,550
   Exercise of stock options and
     warrants ....................................      1,790           2         --      8,329          --          --       8,331
   Net effect of merger with New
     Retail Concepts, Inc. .......................      2,326           2         --     11,314          --      (6,061)      5,255
   Stock acquisition of Michael
     Caruso & Co., Inc. ..........................      1,968           2         --     15,248          --          --      15,250
   Issuance of common stock to
     benefit plan ................................         16          --         --         78          --          --          78
   Purchase of treasury shares ...................         --          --         --         --          --        (371)       (371)
   Stock option compensation .....................         --          --         --        102          --          --         102
   Tax benefit from exercise of stock
     options .....................................         --          --         --        295          --          --         295
   Net loss ......................................         --          --         --         --        (641)         --        (641)
                                                     --------    --------   --------   --------    --------    --------    --------
Balance at January 31, 1999 ......................     18,525          18         --     58,819        (556)     (6,432)     51,849
   Exercise of stock options and
     warrants ....................................         99          --         --        148          --          --         148
   Issuance of common stock to
     benefit plan ................................         37          --         --        128          --          --         128
   Preferred and common stock to be
     issued for litigation settlement ............         --          --      6,000         --          --          --       6,000
   Additional contingent shares
     issued for the Acquisition of
     Michael Caruso & Co., Inc. ..................        548           1         --         (1)         --          --          --
   Other .........................................         --          --         --         --          --          (1)         (1)
   Net loss ......................................         --          --         --         --     (25,176)         --     (25,176)
                                                     --------    --------   --------   --------    --------    --------    --------
Balance at January 31, 2000 ......................     19,209    $     19   $  6,000   $ 59,094    $(25,732)   $ (6,433)   $ 32,948
                                                     ========    ========   ========   ========    ========    ========    ========


See accompanying notes to consolidated financial statements.

                         Candie's, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                                   Year ended January 31,
                                                                                         2000              1999               1998
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows (used in) provided by operating activities:
Net (loss) income ............................................................         $(25,176)         $   (641)         $  3,405
Items in net income not affecting cash:
      Depreciation of property and equipment .................................              877               547               244
      Amortization of intangibles ............................................            2,145             1,023               360
      Stock option compensation ..............................................             --                 102                36
      Equity loss in Joint Venture ...........................................            2,002               545              --
      Litigation settlement ..................................................            8,000              --                --
      Deferred income taxes ..................................................           (1,174)             (811)             (598)
      Changes in operating assets and liabilities:
              Accounts receivable ............................................               63            (1,488)              (68)
              Factoring receivables and payable, net .........................            7,104           (16,038)              319
              Inventories ....................................................            4,261            (1,367)          (12,413)
              Prepaid advertising and other ..................................             (139)             (418)             (305)
              Refundable and prepaid taxes ...................................            1,992            (2,480)              (65)
              Other assets ...................................................              221              (154)              262
              Accounts payable and accrued expenses ..........................            3,205              (835)               39
              Long-term liabilities ..........................................              (52)               (9)              (47)
-----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities ..........................            3,329           (22,024)           (8,831)
-----------------------------------------------------------------------------------------------------------------------------------

Cash flows used in investing activities:
       Purchases of property and equipment ...................................           (2,832)           (1,923)             (705)
       Investment in joint venture ...........................................             --                (500)             --
       Other .................................................................             (165)             (156)             --
-----------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities ........................................           (2,997)           (2,579)             (705)
-----------------------------------------------------------------------------------------------------------------------------------

Cash flows provided by (used in) financing activities:
       Revolving notes payable bank ..........................................           (3,110)           16,874              --
       Proceeds from loans ...................................................            3,471              --                --
       Proceeds from exercise of stock options and warrants ..................              148             8,331             9,513
       Proceeds from long-term debt and capital lease obligation .............             (796)             --                --
       Purchase of treasury stock ............................................             --                (371)             --
-----------------------------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities ..........................             (287)           24,834             9,513
-----------------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents .........................               45               231               (23)

       Cash and cash equivalents, beginning of year ..........................              598               367               390
-----------------------------------------------------------------------------------------------------------------------------------
       Cash and cash equivalents, end of year ................................         $    643          $    598          $    367
===================================================================================================================================

Supplemental disclosure of cash flow information:
 Cash paid during the year:
       Interest ..............................................................         $  1,452          $  1,013          $  1,131
                                                                                       ============================================
       Income taxes ..........................................................         $    163          $  2,859          $     89
                                                                                       ============================================

Supplemental disclosures of non-cash investing and financing activities:
                                                                                       ============================================
        Tax benefit from pre-quasi reorganization
            carryforward losses ..............................................         $   --            $   --            $  1,102
                                                                                       ============================================
        Preferred and common stock to be issued ..............................         $  6,000          $   --            $   --
                                                                                       ============================================
        Issuance of common stock to benefit plan .............................         $    128          $     78          $     56
                                                                                       ============================================
        Capital contribution - Unzipped ......................................         $    500          $   --            $   --
                                                                                       ============================================
        Tax benefit from exercise of stock options ...........................         $   --            $    295          $    830
                                                                                       ============================================
        Capital lease for property and equipment .............................         $   --            $    316          $   --
                                                                                       ============================================
        Merger and acquisition of businesses .................................         $   --            $ 15,250          $   --
                                                                                       ============================================
        Common stock issued for merger & acquisition - net
        of treasury stock acquired ...........................................         $   --            $  5,255          $   --
                                                                                       ============================================

See accompanying notes to consolidated financial statements.

                         Candie's, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
              Information as of and for the Years Ended January 31,
         2000 and 1999 (dollars are in thousands, except per share data)

The Company

The history of the "CANDIE'S" brand spans over 22 years and has become synonymous with young, fun and fashionable, footwear marketed by innovative advertising and celebrity spokespersons. Candie's, Inc., which was incorporated in Delaware in 1978, and its subsidiaries (collectively, the "Company") is currently engaged primarily in the design, marketing, and distribution of moderately-priced women's casual and fashion footwear under the CANDIE'S(R) and BONGO(R) trademarks for distribution within the United States to department, specialty, chain and seven company-owned retail stores and to specialty stores internationally. The Company markets and distributes, children's footwear under the CANDIE'S and BONGO trademarks, as well as a variety of men's workboots, hiking boots, winter boots, and outdoor casual shoes designed and marketed under private labels and the ASPEN(R) brand, which is licensed by the Company from a third party through Bright Star Footwear, Inc. ("Bright Star"), the Company's wholly-owned subsidiary. In 1998, the Company began licensing its CANDIE'S trademark for the purpose of building CANDIE'S into a lifestyle brand serving generation "Y" women and girls, and it currently holds licenses for fragrance, eyewear, leg wear and handbags. Through Unzipped Apparel, LLC ("Unzipped"), the Company's joint venture with Sweet Sportswear LLC ("Sweet"), the Company marketed and distributed jeanswear and apparel under the CANDIE'S and BONGO label to department, specialty, and chain stores in the United States.

The Company believes that it has developed CANDIE'S into a strong footwear brand appealing to women and girls in the generation "Y" demographic. As a growth strategy, the Company plans to continue to focus on building market share in the junior footwear area of better department and specialty stores, pursuing licensing opportunities, and expanding its consumer direct business through the opening of retail stores and e-commerce.


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

     Concentration of Credit Risk

Concentration of credit risk is limited due to the large number of customers to which the Company sells its products and the use of a factor to assign invoices for sales to its customers. For the fiscal year ended January 31, 2000, one customer accounted for 10.2% of the Company's total net revenues. No other customer in any of the years presented exceeded 10% of total revenues.

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

     Property, Equipment and Depreciation

Property and equipment are stated at cost. Depreciation and amortization are determined by the straight line and accelerated methods over the estimated useful lives of the respective assets ranging from three to seven years. Leasehold improvements are amortized by the straight-line method over the term of the related lease or estimated useful life, whichever is less.

     Impairment of Long-Lived Assets

When circumstances mandate, the Company evaluates the recoverability of its long-lived assets by comparing estimated future undiscounted cash flows with the assets' carrying value to determine whether a write-down to market value, based on discounted cash flow, is necessary. No impaired losses have been recorded through January 31, 2000.

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

The CANDIE'S trademark is stated at cost in the amount of $5,952 and $5,830, net of accumulated amortization of $1,963 and $1,662, at January 31, 2000 and 1999, respectively, as determined primarily by its fair value relative to other assets and liabilities at February 28, 1993, the date of the quasi reorganization. In connection with the quasi reorganization, the Company's assets, liabilities and capital accounts were adjusted to eliminate the stockholders' deficiency.

     Revenue Recognition

Revenue is recognized upon shipment with related risk and title passing to the customers. Estimates of losses for bad debts, returns and other allowances are recorded at the time of the sale.

     Taxes on Income

The Company uses the asset and liability approach of accounting for income taxes under Statement of Financial Accounting Standards ("SFAS ") No. 109 "Accounting for Income Taxes". The Company provides deferred income taxes for temporary differences that will result in taxable or deductible amounts in future years based on the reporting of certain costs in different periods for financial statement and income tax purposes. Valuation allowances are recorded when recoverability of the asset is not assured.

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

     Fair Value of Financial Instruments

The Company's financial instruments approximate fair value at January 31, 2000 and 1999.

     Foreign Currency Transactions

The Company enters into forward exchange contracts to hedge foreign currency transactions and not to engage in currency speculation. The Company's forward exchange contracts do not subject the Company to risk from exchange rate movements because gains and losses on such contracts offset losses and gains, respectively, on the assets, liabilities or transactions being hedged. The forward exchange contracts generally require the Company to exchange U.S. dollars for foreign currencies. If the counterparties to the exchange contracts do not fulfill their obligations to deliver the contracted currencies, the Company could be at risk for any currency related fluctuations. The Company limits exposure to foreign currency fluctuations in most of its purchase commitments through provisions that require vendor payments in U.S. dollars. As of January 31, 2000 and 1999, there were no forward exchange contracts outstanding. Unrealized gains and losses are deferred and included in the measurement of the related foreign currency transaction. Gains or losses on these contracts during Fiscal 2000, 1999 and 1998 were immaterial.

     Earnings (Loss) Per Share

Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options and warrants.

     Computer Software costs

Internal and external direct and incremental costs incurred in obtaining and developing computer software for internal use are capitalized in property and equipment and amortized, under the straight-line method, over the estimated useful life of the software, over three years.

     Website costs

External costs, totaling approximately $400, incurred in obtaining and developing the Company's website in fiscal 2000 were capitalized in property and equipment and amortized, under the straight-line method, over the estimated useful life of the costs incurred, over three years.

     Advertising Campaign Costs

The Company records national advertising campaign costs as an expense concurrent with the first showing of the related advertising and other advertising costs when incurred. Advertising expenses for the years ended January 31, 2000, 1999 and 1998 amounted to $7,091, $6,423, and $3,461, respectively.

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

     New Accounting Standards

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires entities to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal years beginning after June 15, 2000. The Company is currently reviewing SFAS No. 133 and is not yet able to fully evaluate the impact, if any, it may have on future operating results or financial statement disclosures.

On December 3, 1999 the SEC staff issued Staff  Accounting  Bulletin ("SAB") No.
101. SAB No. 101 provides guidance on applying generally accepted accounting principles to selected revenue recognition issues. The SAB should not have any material impact on the Company's revenue recognition policies in the future.

2.   Investment in Joint Venture

On October 7, 1998, the Company formed Unzipped with its joint venture partner Sweet, the purpose of which was to market and distribute apparel under the BONGO and CANDIE'S labels. Candie's and Sweet each have a 50% interest in Unzipped. Pursuant to the terms of the joint venture, the Company licensed the CANDIE'S and BONGO trademarks to Unzipped for use in the design, manufacture and sale of certain designated apparel products. The Company believes that Unzipped is currently in breach of certain provisions of the agreements among the parties, and has notified Unzipped that the Company does not intend to contribute any additional capital toward the joint venture. The Company believes that its exposure related to Unzipped, should the joint venture dissolve, is adequately provided for.

As of January 31, 2000 and 1999, approximately $2,547 and $545, respectively, of the Company's retained deficit represented the Company's proportionate share of the Unzipped loss. Condensed financial information for Unzipped is as follows:

      Unzipped LLC                            January 31, 2000     January 31, 1999
      ------------                            ----------------     ----------------
      Current assets, primarily inventory     $ 11,307             $  3,464
      Total assets                              11,556                3,568
      Liabilities                               14,458                3,466
      Equity
          Candie's                              (1,451)                  51
          Sweet                                 (1,451)                  51

                                              For the year ended   For the year ended
                                               January 31, 2000     January 31, 1999
                                               ----------------     ----------------
     Net sales                                  $ 32,235           $  2,590
     Operating loss                               (3,973)            (1,080)
     Net loss                                     (4,003)            (1,090)


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

In October 1999, the Company made a non-cash $500 capital contribution to Unzipped by foregoing affiliate receivables to satisfy its obligation. At January 31, 2000 the affiliate receivable balance from Unzipped was $636.


3.   Other Intangibles, net

Intangibles, net consist of the following:
(In thousands, except for estimated lives which are stated in years)

                                                                    January 31,
                                                            ------------------------
                                             Estimated lives    2000        1999
     -------------------------------------------------------------------------------

     Trademarks                                           20    $ 23,019    $ 22,854
     Non-compete agreement                                15       2,275       2,275
     Licenses                                              4       3,047       3,047
     -------------------------------------------------------------------------------
                                                                  28,341      28,176

     Less accumulated amortization                                (6,294)     (4,291)
     -------------------------------------------------------------------------------
                                                                $ 22,047    $ 23,885
     ===============================================================================


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

The purchase price for the shares acquired was approximately $15.4 million and was paid at the closing in 1,967,742 shares of Candie's Common Stock (each share being valued at $7.75), plus $100 in cash. On March 24, 1999, 547,722 additional shares of Candie's Common Stock were delivered to the sellers upon the six month anniversary of the closing based on a contingency clause in the agreement requiring an upward adjustment in the number of shares delivered at closing. The issuance of the contingent consideration had no effect on the purchase price.

This transaction was accounted for using the purchase method of accounting. The results of operations of Caruso are included in the accompanying financial statements from the date of acquisition. The total purchase price of approximately $15.6 million, including acquisition expenses of approximately $250, but excluding the contingency shares described above, resulted principally in a purchase price allocation to the licenses acquired of $2.7 million and a trademark value of $11.8 million.

     NRC

The Company began to license the use of the CANDIE'S trademark from New Retail Concepts, Inc. ("NRC") in June 1991, and in March 1993, purchased ownership of the CANDIE'S trademark from NRC together with certain pre-existing licenses of NRC, a then publicly traded company engaged primarily in the licensing and sublicensing of fashion trademarks and a significant stockholder of the Company. NRC's principal stockholder was also the Company's President and Chief Executive Officer.

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

The cost of the acquisition, including acquisition expenses of $700, after netting the value of the reacquired Company shares, warrants and options, totaled approximately $5.6 million. This resulted principally in purchase price allocation to the licenses acquired of $340 and a trademark value of $5.2 million. Deferred tax liabilities resulting from this transaction totaled approximately $2.1 million, which amount was recorded as goodwill.

The following summarized pro-forma condensed consolidated financial information are based on the assumption that the merger of NRC and the acquisition of Caruso had been consummated as of February 1, 1997 as follows:

Pro-Forma Financial Information (unaudited)
-------------------------------------------
                                                    1999         1998
                                                 ---------     -------
                                         (in thousands, except per-share data)

          Net revenues                           $ 114,696     $89,297
                                                 =========     =======
          Licensing income                       $     831     $   798
                                                 =========     =======
          Net income (loss)                      $    (682)    $ 2,736
                                                 =========     =======
          (Loss) earnings per share:
              Basic                               $ ( .04)     $   .19
                                                 =========     =======
              Diluted                             $ ( .04)     $   .16
                                                 =========     =======

     The unaudited pro-forma financial information has been provided for comparative purposes only and is not necessarily indicative of the results of operations that would have been achieved had the merger and acquisition been consummated at the beginning of the periods presented, nor is it necessarily indicative of future operations or the financial results of the combined companies.

5.   Special Charges

The Company has incurred substantial additional costs in evaluating various new potential borrowing arrangements, the restatement of its fiscal 1998 and the first three quarters of fiscal 1999 financial statements, the investigation conducted by the Special Committee of the Board of Directors and the costs of defending the class action lawsuit and the SEC investigation. During the period ended January 31, 2000, the Company has incurred approximately $3 million in special charges for professional fees and payments to financial institutions for the above matters.


6.   Financing Agreement and Related Loan

     Current Revolving Credit Facility

On October 28, 1999, the Company entered into a new two year $35 million revolving line of credit (the "Line of Credit") with Rosenthal & Rosenthal, Inc. On November 23, 1999, First Union National Bank entered into a co-lending arrangement and became a participant in the Line of Credit.

Borrowings under the Line of Credit are formula based and available up to the maximum amount of the Line of Credit. Borrowings under the Line of Credit will bear interest at 0.50% above the prime rate. Certain borrowings in excess of an availability formula will bear interest at 2.5% above the prime rate. The
Company will also pay an annual facility fee of 0.25% of the maximum Line of Credit. The Line of Credit also contains certain financial covenants including, minimum tangible net worth, certain specified ratios and other limitations. The Company has granted the lenders a security interest in substantially all of its assets. The Company was in default of certain covenants of its Line of Credit and has obtained a waiver that exempts the financial covenants unless there is a further deterioration of the Company's financial condition. In addition, the waiver establishes the commitment that Rosenthal and the Company will establish mutually agreeable financial covenants within a reasonable timeframe.

At January 31, 2000, borrowings under the Line of Credit totaled $13.8 million which was secured against factored receivables of $9.9 million and inventory. Interest paid to Rosenthal during Fiscal 2000 was $0.3 million. The borrowing bore interest at 8.75%, which rate is subject to an increase or decrease based on the conditions of the agreement as stated above.

At January 31, 2000, the Company had $208 of outstanding letters of credit. The Company's letters of credit availability are formula based which takes into account borrowings under the Line of Credit, as described above.

     Other Borrowing Arrangements

In May 1999, the Company entered into a $3.5 million master lease and loan agreement with OneSource Financial Corp.. The agreement requires the Company to collateralize property and equipment of $1.9 million, with the remaining agreement balance considered to be an unsecured loan. The agreement's term is for a period of four years at an effective annual interest rate of 10.48%. The outstanding loan balance as of January 31, 2000 was $2.8 million. The interest paid for Fiscal 2000 was $0.3 million. The quarterly payment on the loan is $260 including interest.

     Prior Revolving Credit Facility

In May 1998, the Company entered into a three year $35 million revolving credit facility (the "Facility"). During Fiscal 2000, the Company failed to comply with certain covenants of the Facility and the Facility was repaid in full with proceeds from the Line of Credit in October 1999.

7.   Stockholders' Equity

     Warrants

The following schedule represents warrants activities during the three years ended January 31, 2000:

                                                     Underwriter's  Class (A)    Class (B)     Class (C)        NRC         Other
                                                      Warran4ts(1)   Warrants    Warrants(2)   Warrants(2)    Warrants(3)   Warrants
                                                     ------------------------------------------------------------------------------
Warrants outstanding at January 31, 1997 ........      857,532        54,397     1,475,000     1,475,000       700,000      75,000
Warrants exercised (1) ..........................     (650,461)           --    (1,431,100)      (21,000)           --     (50,000)
Warrants expired or cancelled ...................           --       (54,397)      (43,900)           --            --     (25,000)
                                                     ------------------------------------------------------------------------------
Warrants outstanding at January 31, 1998 ........      207,071            --            --     1,454,000       700,000          --
Warrants exercised (1) ..........................     (207,071)           --            --    (1,431,405)           --          --
Warrants expired or cancelled ...................           --            --            --       (22,595)     (700,000)         --
                                                     ------------------------------------------------------------------------------
Warrants outstanding at January 31, 2000 and 1999           --            --            --            --            --          --
                                                     ==============================================================================

(1) Underwriter's warrants consist of 69,024 units at an exercise price of $3.19 per unit entitling the holder to one share of common stock, one Class B warrant and one Class C warrant. The shares reserved represent the number of shares issuable upon the exercise of the underwriter warrants and the attached Class B and C warrants. During the year ended January 31, 1999, all 69,024 units (representing a total of 207,071 shares of common stock) were exercised aggregating $844. In connection with an October 1994 private placement, the Company issued additional warrants to purchase 370,175 shares at an exercise price of $1.15 per share, of which 163,557 were exercised during the year ended January 31, 1998.

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

Pro forma information regarding net (loss) income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                                        January 31,
                                                            -------------------------------------------------
                                                              2000               1999             1998
                                                            -------------------------------------------------

Expected Volatility ....................................          .468        .618-.940         .759-.812
Expected Dividend Yield ................................          0%               0%                0%
Expected Life (Term) ...................................      3-7 years        3-7 years         1-3 years
Risk-Free Interest Rate ................................      4.91-6.21%       3.60-9.56%        5.25-6.61%

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

For purposes of pro forma disclosures, the estimated fair value of the option is expensed when the option's are vested. The Company's pro forma information follows:

                                                         January 31,
                                            -------------------------------------
                                                2000          1999          1998
                                            -------------------------------------
Pro forma net (loss) income .............   $  (25,773)   $   (3,410)  $    2,471

Pro forma (loss) earnings per share:
     Basic ..............................   $    (1.45)   $     (.22)  $      .22

     Diluted ............................   $    (1.45)   $     (.22)  $      .18

The weighted-average fair value of options granted (at their grant date) during the years ended January 31, 2000, 1999 and 1998 was $0.46, $1.91 and $2.20,
respectively.

In 1989, the Company's Board of Directors adopted, and its stockholders approved, the Company's 1989 Stock Option Plan (the "1989 Plan"). The 1989 Plan, as amended in 1990, provides for the granting of incentive stock options ("ISO's") and limited stock appreciation rights ("Limited Rights"), covering up to 222,222 shares of common stock. The 1989 Plan terminated on August 1, 1999.

Under the 1989 Plan, ISO's were to be granted at not less than the market price of the Company's common stock on the date of the grant. Stock options not covered by the ISO provisions of the 1989 Plan ("Non-Qualifying Stock Options" or "NQSO's") were granted at prices determined by the Board of Directors. Under the 1989 Plan 85,800, 120,300 and 126,800 of ISO's as of January 31, 2000, 1999
and 1998, respectively, were outstanding.

On September 4, 1997, the Company's stockholders approved the Company's 1997 Stock Option Plan (the "1997 Plan"). The 1997 Plan authorizes the granting of common stock options to purchase up to 3,500,000 shares of Company common stock. All employees, directors, independent agents, consultants and attorneys of the Company, including those of the Company's subsidiaries, are eligible to be granted NQSO's under the 1997 Plan. ISO's may be granted only to employees of the Company or any subsidiary of the Company. The 1997 Plan terminates in 2007.

Additionally, at January 31, 2000, 1999 and 1998, NQSO's covering 2,907,500, 2,763,000, and 3,298,500 shares of common stock, respectively, were outstanding, which are not part of either the 1989 or 1997 Plans.

The options that were granted under the 1989 and 1997 Plans expire between five and ten years from the date of grant.

On November 4, 1999, the Company granted 400,000 NQSO's at an exercise price of $1.50 per share, to its Chief Executive Officer to replace 400,000 NQSO's with an exercise price of $1.50 that expired August 1, 1999 and granted 10,000 NQSO's at an exercise price of $1.25 and simultaneously cancelled 10,000 NQSO's with an exercise price of $1.25 that were to expire on December 20, 1999. These options were at or above the stocks fair value at the date of the grant and, therefore, did not result in any compensation expense. On January 15, 1998, the Company granted 400,000 NQSO's at an exercise price of $5.00 per share, to its Chief Executive Officer and simultaneously cancelled 400,000 NQSO's with an exercise price of $5.00 that were to expire February 23, 1998.

On September 4, 1997, the Company granted its Executive Vice President, Chief Operating Officer 100,000 ISO's at an exercise price of $5.50 per share and simultaneously cancelled 41,700 NQSO's at an exercise price of $3.00 that were to expire April 15, 1998.

A summary of the Company's stock option activity, and related information for the years ended 2000, 1999 and 1998 follows:

                                                                                         Weighted-Average
                                                                       Shares             Exercise Price
                                                                   --------------------------------------
Outstanding January 31, 1997...........................               4,215,611              $  2.23
Granted................................................               1,002,500              $  5.48
Canceled...............................................                (517,922)             $  4.55
Exercised..............................................                (647,889)             $  2.33
                                                                   ------------
Outstanding January 31, 1998...........................               4,052,300              $  2.72
Granted................................................               2,519,925              $  3.24
Canceled...............................................                (175,000)             $  2.60
Exercised..............................................                (162,000)             $  2.34
Expired................................................                (220,000)             $  2.68
                                                                   ------------
Outstanding January 31, 1999...........................               6,015,225              $  2.78
Granted................................................               1,567,250              $  1.54
Canceled...............................................                (363,250)             $  3.52
Exercised..............................................                 (99,675)             $  0.99
Expired................................................                (771,125)             $  1.70
                                                                   ------------
Outstanding January 31, 2000...........................               6,348,425              $  2.59
                                                                   ============

At January 31, 2000, 1999 and 1998, exercisable stock options totaled 5,356,257, 4,877,475 and 3,456,967 and had weighted average exercise prices of $2.58, $2.53 and $2.43, respectively.

On December 11, 1998, the Company's Board of Directors authorized the repricing of 2,626,750 options at $3.50. These options, which had original exercise prices ranging from $3.88 to $7.44, retained all of the original terms and vesting rights from their respective grant date.

Options outstanding and exercisable at January 31, 2000 were as follows:

                            Options Outstanding                                        Options Exercisable
------------------------------------------------------------------------------     ----------------------------
                                                 Weighted         Weighted                          Weighted
          Range of                Number     Average Remaining     Average           Number          Average
       Exercise Prices          Outstanding  Contractual Life   Exercise Price     Exercisable   Exercise Price
------------------------------------------------------------------------------     ----------------------------
$0.24-0.87.................       267,375          5.38            $ 0.81            217,375         $ 0.81
$1.15-1.50.................     1,708,500          8.91            $ 1.25          1,263,000         $ 1.28
$1.51-2.50.................     1,466,500          1.86            $ 2.04          1,466,500         $ 2.04
$2.51-3.50.................     2,656,050          6.72            $ 3.46          2,216,882         $ 3.47
$3.51-5.00.................        40,000          2.30            $ 4.49             40,000         $ 4.49
$5.01-12.00................       210,000          3.95            $ 8.09            152,500         $ 7.66
----------------------------------------------------------------------------       ----------------------------
                                6,348,425          5.48            $ 2.59          5,356,257         $ 2.58
============================================================================       ============================

At January 31, 2000, 3,413,000 common shares were reserved for issuance on exercise of stock options under the 1997 Stock Option Plan.

     Stockholder Rights Plan

In January 2000, the Company's Board of Directors adopted a stockholder rights plan. Under the plan, each stockholder of Candies Common Stock received a dividend of one right for each share of the Company's outstanding common stock, entitling the holder to purchase one thousandth of a share of Series A Junior Participating Preferred Stock, par value, $0.01 per share of the Company, at an initial exercise price of $6.00. The rights become exercisable and will trade separately from the Candies Common Stock ten business days after any person or group acquires 15% or more of the Candies Common Stock, or ten business days after any person or group announces a tender offer for 15% or more of the outstanding Candies Common Stock.

     Stock Repurchase Program

On September 15, 1998, the Company's Board of Directors authorized the repurchase of up to two million shares of the Company's common stock. As of October 31, 1998, 85,200 shares were repurchased in the open market, at an aggregate cost of approximately $371. No additional shares have been repurchased since October 31, 1998. The Company intends, subject to certain conditions, to buy shares on the open market from time-to-time, depending on market conditions.

     Preferred and Common Stock to be Issued

See Note 9 for the related terms of the preferred stock to be issued in connection with the Litigation settlement.


8.   Earnings (Loss) Per Share

The following is a reconciliation of the shares used in calculating basic and diluted earnings (loss) per share (in thousands):

                                                                                  January 31,
                                                                    --------------------------------------
                                                                      2000            1999            1998
                                                                    --------------------------------------
     Basic                                                          17,798          15,250          11,375

     Effect of assumed conversions of employee stock options
        and warrants                                                    --              --           2,413
                                                                    --------------------------------------

     Denominator for diluted earnings per share                     17,798          15,250          13,788
                                                                    ======================================

Included in the calculation of the number of shares is the equivalent number of common shares to be issued in connection with the Litigation Settlement (see
Note 9). The diluted weighted average number of shares does not include any outstanding options because they were antidilutive.

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

     On or about January 31, 2000, the Company entered into a settlement agreement with plaintiffs (the "Settlement Agreement") to settle the class action for total consideration of $10 million, payable in a combination of cash, Candies Common Stock and convertible preferred stock (the "Preferred Stock"). The Settlement Agreement provides that on or about May 1, 2000, the Company will pay to plaintiffs $3 million in cash, and issue Candies Common Stock with a value of $2 million. The Company will pay the Class an additional $1 million on or before October 1, 2000. The remaining $4 million owed to plaintiffs will be in the form of Preferred Stock, which will convert to Candies Common Stock at a rate of ten to one based on the price of the Candies Common Stock on the first and second anniversary of the date of the approval of the Settlement Agreement by the Court. The Court has preliminarily approved the settlement and directed the mailing and publication of a notice of the settlement. It is anticipated that the Court will conduct a hearing on the final approval of the Settlement Agreement in or about July 2000. It is highly unlikely that the Court will not approve the Settlement; accordingly, the settlement terms, including the shares of Common and Preferred Stock to be issued, have been recorded as of January 31, 2000. The Company received $2 million from its insurance company for this matter, which proceeds have been placed in escrow and can only be used to pay the cash portion of the settlement. The cash received from the insurance company has been classified as Restricted cash in the accompanying balance sheet.

     On August 4, 1999, the staff of the SEC advised the Company that it had commenced a formal investigation into the actions of the Company and others in connection with, among other things, the accounting issues that have been raised and that were the subject of the investigation of the Special Committee.

     The Company is also a party to certain litigation incurred in the normal course of business. While any litigation has an element of uncertainty, the Company believes that the final outcome of any of these routine matters will not have a material effect on the Company's financial position or future liquidity. Except as set forth above, the Company knows of no material legal proceedings, pending or threatened, or judgments entered, against any director or officer of the Company in his capacity as such.


10.  Related Party Transactions

On April 3, 1996, the Company entered into an agreement with Redwood Shoe ("Redwood"), a principal buying agent of footwear products, to satisfy in full certain trade payables (the "Payables") amounting to $1,680. Under the terms of the agreement, the Company (i) issued 1,050,000 shares of the Company's Common Stock; (ii) issued an option to purchase 75,000 shares of the Company's Common Stock at an exercise price of $1.75 which was immediately exercisable and has a five year life; and (iii) made a cash payment of $50. The Company purchased approximately $38 million, $68 million, and $48 million in 2000, 1999, and 1998, respectively, of footwear products through Redwood. At January 31, 2000, the Company had approximately $13.8 million of open purchase commitments with Redwood. At January 31, 2000 and 1999, the payable to Redwood totaled approximately $1,286 and $943, respectively.


11.  Operating Leases

Future net minimum lease payments under noncancelable operating lease agreements as of January 31, 2000 are as follows:

        2001.................                    $  1,039
        2002.................                       1,022
        2003.................                         978
        2004.................                         814
        2005.................                         748
        Thereafter...........                       1,332
                                                 --------
        Totals...............                    $  5,933
                                                 ========

Rent expense was approximately $946, $691 and $337 for the years ended January 31, 2000, 1999 and 1998, respectively.


12.  Benefit and Incentive Compensation Plans and Other

The Company sponsors a 401(k) Savings Plan (the "Savings Plan") which covers all eligible full-time employees. Participants may elect to make pretax contributions subject to applicable limits. At its discretion, the Company may contribute additional amounts to the Savings Plan. The Company made contributions of $112, $134 and $80 to the Savings Plan for the years ended January 31, 2000, 1999 and 1998, respectively.

The Company  has  certain  incentive  compensation  arrangements  with its Chief
Executive   Officer  pursuant  to  his  employment   agreement.   The  incentive
compensation aggregates 5% of pre-tax earnings, as defined.


13.  Income Taxes

At January 31, 2000, the Company had net operating losses of approximately $19.8 million for income tax purposes, which expire in the years 2007 through 2020. Due to the issuance of common stock on February 23, 1993, an "ownership change," as defined in Section 382 of the Internal Revenue Code, occurred. Section 382 restricts the use of the Company's net operating loss carryforwards incurred prior to the ownership change to $275 per year. Approximately $2.5 million of the operating loss carryforwards are subject to this restriction and accordingly, no accounting recognition has been given to approximately $1.8 million of operating losses since present restrictions preclude their utilization. During Fiscal 1999, the Company merged with NRC and was entitled to another $2.4 million of operating losses incurred by NRC. These operating losses are also subject to restriction and only $327 can be carried forward each year.

After the date of the pre-quasi reorganization the tax benefits of net operating loss carryforwards incurred prior to the reorganization, has been treated for financial statement purposes as direct additions to additional paid-in capital. For Fiscal 1998, the Company utilized $149 of pre-quasi reorganization net operating loss carryforwards. The related tax benefit $56, at January 31, 1998, had been recognized as an increase to additional paid-in capital. Additionally, as of January 31, 1998, the Company eliminated its valuation allowance for deferred tax assets by approximately $2.4 million, increasing paid-in capital by approximately $1 million and benefiting the income tax provision by approximately $1.4 million. In the year ended January 31, 2000, the Company recorded a valuation allowance for deferred tax assets of $9.3 million representing that portion of the deferred tax assets that can not be reasonably determined to be recoverable from estimated earnings over the next few years.

The income tax provision (benefit) for Federal and state income taxes in the consolidated statements of income consists of the following:

                                                                                                        January 31,
                                                                                   ------------------------------------------------
                                                                                      2000               1999                1998
                                                                                   ------------------------------------------------
Current:
Federal ................................................................           $    (48)           $    406            $    747
State ..................................................................                119                 282                 206
                                                                                   ------------------------------------------------
Total current ..........................................................                 71                 688                 953
                                                                                   ------------------------------------------------

Deferred:
Federal ................................................................               (838)               (675)               (728)
State ..................................................................               (336)               (136)                130
                                                                                   ------------------------------------------------
Total deferred .........................................................             (1,174)               (811)               (598)
                                                                                   ------------------------------------------------

Total provision (benefit) ..............................................           $ (1,103)           $   (123)           $    355
                                                                                   ================================================

The following  summary  reconciles income tax provision at the Federal statutory rate with the actual provision (benefit):
                                                                                                      January 31,
                                                                                   ------------------------------------------------
                                                                                      2000               1999                1998
                                                                                   ------------------------------------------------
Income taxes (benefit) at statutory rate ...............................           $ (8,935)           $   (260)           $  1,278
Non-deductible amortization ............................................                193                 153                 122
Change in valuation allowance of deferred tax assets ...................              9,257                  --              (1,347)
State provision, net of federal income tax benefit .....................             (1,906)                 99                 213
Adjustment for estimate of prior year taxes ............................                235                (138)                 70
Other ..................................................................                 53                  23                  19
                                                                                   ------------------------------------------------
Total income tax provision (benefit) ...................................           $ (1,103)           $   (123)           $    355
                                                                                   ================================================

The significant  components of net deferred tax assets of the Company consist of the following:
                                                                                           January 31,
                                                                                   -----------------------------
                                                                                      2000               1999
                                                                                   -----------------------------
Compensation expense ...................................................           $     96            $     96
Alternative minimum taxes ..............................................                 96                 126
Inventory valuation ....................................................                964                 643
Litigation settlement ..................................................              3,344                  --
Net operating loss carryforwards .......................................              8,294               2,158
Accounts and factoring receivable valuation ............................              2,016               1,475
Depreciation ...........................................................                112                  96
Other ..................................................................                 74                 288
                                                                                   -----------------------------
Total net deferred tax assets ..........................................             14,996               4,882
Valuation allowance ....................................................             (9,257)                 --
                                                                                   -----------------------------
Total deferred tax assets ..............................................              5,739               4,882

Trademarks and licenses ................................................             (1,952)             (2,269)
Other deferred tax liabilities .........................................               (165)               (165)
                                                                                   -----------------------------
Total deferred tax liabilities .........................................             (2,117)             (2,434)
                                                                                   -----------------------------
Total net deferred tax assets ..........................................           $  3,622            $  2,448
                                                                                   =============================

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

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Candies, Inc.
Purchase, New York

The audits referred to in our report dated April 20, 2000, relating to the consolidated financial statements of Candie's, Inc. and Subsidiaries, which is contained in Item 8 of the Form 10-K included the audits of the financial statement schedule listed in the accompanying index for each of the three years in the period ended January 31, 2000. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based upon our audits.

In our opinion the financial statement schedule presents fairly, in all material respects, the information set forth therein.





/s/: BDO Seidman, LLP
---------------------
BDO Seidman, LLP



April 20, 2000
New York, New York

                 Schedule II - Valuation and Qualifying Accounts
                         Candie's, Inc. and Subsidiaries
                                 (In thousands)


                        Column A                              Column B       Column C     Column D (a)     Column E
---------------------------------------------------------  ---------------  ------------  -------------  -------------
                                                                             Additions
                                                             Balance at     Charged to                    Balance at
                                                            Beginning of     Costs and                      End of
Description                                                    Period        Expenses      Deductions       Period
---------------------------------------------------------  ---------------  ------------  -------------  -------------
Reserves and allowances deducted from asset accounts:

Year ended January 31, 2000:
Allowance for uncollectible accounts                        $   950          $ 2,042        $     --        $ 2,992

                                                            =======          =======        ========        =======
Allowance for chargebacks                                   $ 2,579          $ 8,294        $  9,043        $ 1,830
                                                            =======          =======        ========        =======

Year ended January 31, 1999:
Allowance for uncollectible accounts                        $    27          $   993        $     70        $   950
                                                            =======          =======        ========        =======
Allowance for chargebacks                                   $ 1,731          $14,104        $ 13,256        $ 2,579
                                                            =======          =======        ========        =======

Year ended January 31, 1998:
Allowance for uncollectible accounts                        $    34          $   183        $    190        $    27
                                                            =======          =======        ========        =======
Allowance for chargebacks                                   $   350          $ 8,049        $  6,668        $ 1,731
                                                            =======          =======        ========        =======


(a) Uncollectible receivables charged against the allowance provided.