Form 10-K/A
period 2000-01-31
CANDIES INC
filed 2000-05-23
CIK 857737

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-K/A
                                (Amendment No. 1)

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the fiscal year ended January 31, 2000

                                       OR

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the  transition  period  from  _______________to ______________.

                         Commission File Number 0-10593

                                 CANDIE'S, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                             ----------------------

      Delaware                                             11-2481903
      (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                   Identification No.)

      400 Columbus Avenue, Valhalla, New York              10595-1335
      (Address of Principal Executive Offices)             (Zip Code)

     Registrant's telephone number, including area code: (914) 769-8600

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

     Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of the close of business on May 12, 2000 was approximately $23,489,000.

     As of May 12, 2000, 17,896,393 shares of Common Stock, par value $.001 per share were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

Item 2.  Properties

     As previously reported in the Company's Form 10-K for Fiscal 2000, the Company's headquarters were located at 2975 Westchester Avenue, Purchase, New York, pursuant to a lease which expired on March 31, 2000. Subsequent to such filing, the Company completed lease negotiations for approximately 13,500 square feet of office space located at 400 Columbus Avenue, Valhalla, New York and entered into a lease dated May 1, 2000, effective May 15, 2000 until July 31, 2005. The Company has vacated the Purchase premises and is currently headquartered in Valhalla, New York.

Item 10. Directors and Executive Officers of the Registrant

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     Set forth below is a list of the directors, executive officers and key employees of the Company and their respective ages and positions are as follows:

Name                       Age      Position
----                       ---      --------
Neil Cole                  43       Chairman of the Board, President and
                                       Chief Executive Officer
Deborah Sorell Stehr       37       Senior Vice President, Secretary and
                                       General Counsel
John M. Needham            45       Vice President of Finance, Principal Finance
                                       & Accounting Officer
Barry Emanuel              58       Director
Mark Tucker                52       Director
Steven Mendelow            57       Director
Peter Siris                55       Director

     Neil Cole has been Chairman of the Board, President and Chief Executive Officer of the Company since February 23, 1993. From February through April 1992, Mr. Cole served as director and as acting President of the Company. Mr. Cole has also served as Chairman of the Board, President, Treasurer and a director of New Retail Concepts, Inc. ("NRC"), which was merged with and into the Company in August 1998, since its inception in 1986.

     Deborah Sorell Stehr joined the Company in December 1998 as Vice President and General Counsel, and was promoted to Senior Vice President in November 1999. From September 1996 to December 1998, Ms. Sorell was Associate General Counsel with Nine West Group Inc. ("Nine West"), a women's' footwear corporation with sales approximating $2.0 billion, where Ms. Sorell Stehr was primarily responsible for overseeing legal affairs relating to domestic and international contracts, intellectual property, licensing, general corporate matters, litigation and claims. Prior to joining Nine West, Ms. Sorell Stehr practiced law for nine years at private law firms in New York City and Chicago in the areas of corporate law and commercial litigation.

     Barry Emanuel has been a director of the Company since May 1993. For more than the past five years, Mr. Emanuel has served as President of Copen Associates, Inc., a textile manufacturer located in New York, New York.

     Mark Tucker has been a director of the Company since May 1996. From August 1993 to the present, Mr. Tucker has been a principal of Mark Tucker, Inc., a family owned business engaged in the design and import of shoes. Mr. Tucker has also been affiliated with Redwood Shoe Corp. ("Redwood"), a manufacturer and distributor of footwear since June 1993. From December 1992 to August 1993, he was an independent consultant to the shoe industry. From July 1992 to December 1992, Mr. Tucker was employed as Director of Far East Shoe Wholesale Operations for United States Shoe Far East Limited, a subsidiary of U.S. Shoe Corp. For more than five years prior to July 1992, Mr. Tucker was a principal of Mocambo Ltd., a family owned shoe design and import company.

     Steven Mendelow has been a principal with the accounting firm of Konigsberg Wolf & Co. and its predecessor, which is located in New York, New York since 1972. Mr. Mendelow was a director of NRC from April 1, 1992 until NRC merged into the Company in August 1998.

     Peter Siris has been active in the apparel, retail and financial industries for over 25 years. During the past two years, Mr. Siris has been the Managing Director of Guerrilla Capital Management, while completing his best selling book, "Guerilla Investing", and working as a columnist for the "New York Daily News". Between 1995 and 1997, he served as Senior Vice President of Warnaco, Inc. and Director of Investor Relations of Authentic Fitness Corporation and Senior Vice President of ABN-Amro Incorporated. Between 1970 and 1995, Mr. Siris served as Managing Director of Union Bank of Switzerland, Securities, Executive Vice President and Director of The Buckingham Research, Executive Vice President and Director of Sirco International Corporation, President of MERIC, Inc. and President of Urban Innovations, Inc. Mr. Siris, who earned his MBA from Harvard University, is also an expert on trade in China and authored a novel on that subject, "The Peking Mandate".

     John M. Needham joined the Company on January 24, 2000 as Vice President of Finance. For the one and one-half years prior to joining the Company, Mr. Needham served as Vice President and Controller of Aerosoles Group, Inc. For the decade prior to that time, Mr. Needham acted as Vice President and Controller of Grand Union Company. Mr. Needham is a CPA and a licensed attorney.

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

     Based solely on the Company's review of the copies of such forms received by it, the Company believes that during Fiscal 2000, filing requirements applicable to its officers, directors and 10% stockholders of the Common Stock were complied with, except that (i) Mr. Cole failed to timely file a Form 4 report in November and December 1999 with respect to new grants of options to purchase 400,000 and 10,000 shares of the Company Stock that had expired by their terms during such months, (ii) Mr. Needham failed to timely file a Form 3 report in March 1999 with respect to options to purchase 75,000 shares of the Company stock and (iii) Mr. Mendelow and Mr. Siris failed to file timely a Form 3 report in December 1999 and March 2000, respectively, when they became directors of the Company.

Item 11. Executive Compensation

     The following table sets forth all compensation paid or accrued by the Company for the Fiscal 2000, 1999 and 1998, to or for the Chief Executive Officer and for the other persons that served as executive officers of the Company during Fiscal 2000 whose salaries exceeded $100,000 (collectively, the "Named Executives"):

                                                                       Summary Compensation Table
                                                    -------------------------------------------------------------------------
                                                                                                      Long-Term
                                                          Annual Compensation                    Compensation Awards
                                                    -------------------------------     -------------------------------------
                                                                                               Other          Securities
                                     Fiscal                                                 Annual Com-       Underlying
   Name & Principal Positions         Year            Salary             Bonus(1)          pensation (2)      Options (3)
-------------------------------    ----------       ------------      -------------     -----------------   -----------------
Neil Cole                             2000          $  500,436        $     --            $   12,500            410,000
Chairman, President &                 1999             445,833              --                      0         1,506,124(4)
Chief Executive Officer               1998             395,833           308,909(6)                 0           400,000

Deborah Sorell Stehr                  2000             132,692            25,000                 --              50,000
Senior Vice President &               1999              24,167              --                   --              30,000
General Counsel

John M. Needham                       2000               3,923              --                   --              75,000
Vice President of Finance

Lawrence O'Shaughnessy                2000             322,144              --                 12,500              --
Former Executive Vice                 1999             308,333              --                   --             370,125(7)
President and COO(5)                  1998             291,667            92,672(6)             5,000           100,000

Frank Marcinowski                     2000             144,113            25,000                 --              50,000(8)
Former Vice President and             1999              62,500              --                   --              30,000(8)
Chief Financial Officer(8)

David Golden                          2000             119,336              --                   --                  --
Former Vice President and             1999             206,250              --                   --             125,000(9)
Chief Financial Officer (9)

(1)  Represents bonuses accrued under employment agreements.

(2)  Represents amounts earned as director's fees.

(3)  On December 11, 1998, certain options were re-priced to $3.50.

(4) 446,124 options of Candie's Common Stock were granted to the Named Executive for compensation for services provided to New Retail Concepts, Inc. prior to the merger with the Company. Also includes 10,000 options to purchase shares earned as director's fees.

(5)  Mr. O'Shaughnessy left the Company on March 31, 2000.

(6) Based on the restatement of Fiscal 1998 results of operations, $105,500 of Mr. Cole's bonus and $31,660 of Mr. O'Shaughnessy's bonus reflected above were repaid.

(7) 40,125 options of Candie's Common Stock were granted to the Named Executive for compensation for services provided to New Retail Concepts, Inc. prior to the merger with the Company. Also includes 10,000 options to purchase shares earned as director's fees.

(8) Mr. Marcinowski left the Company on January 21, 2000, and pursuant to his stock option agreements such options expired 90 days after his termination.

(9) Mr. Golden's employment with the Company was terminated on June 10, 1999, and pursuant to his stock option agreement such option terminated upon his termination.

Option Grants in Fiscal 2000 Year

     The following table provides information with respect to individual stock options granted during Fiscal 2000 to each of the Named Executives:

                              Shares          % of Total                                               Potential Realizable Value
                            Underlying        Options Granted                                            at Assumed Annual Rates
                             Options          to Employees           Exercise     Expiration           of Stock Price Appreciation
           Name              Granted          in Fiscal Year         Price          Date                    for Option Term
------------------------    ----------        ----------------       --------     ----------        --------------------------------
                                                                                                       5%                   10%
                                                                                                    --------------  ----------------
Neil Cole                   400,000                25.5%             $1.50         11/29/04         $  --  (1)           $  --  (1)
                             10,000                 0.6               1.25         12/20/04            --  (1)              --  (1)
Deborah Sorell Stehr         50,000(2)              3.2               1.1875       11/28/09          37,340               94,626
John M. Needham              75,000(2)              4.8               0.8125       01/24/10          38,324               97,118
Frank Marcinowski            50,000(2)(3)           3.2               1.1875       11/28/09          37,340               94,626

     (1) Due to the fact that the exercise price exceeded the fair market value on the date of grant, the potential realizable value would not be a positive number.

     (2) These stock options were granted under the Company's 1997 Stock Option Plan (the "1997 Plan").

     (3)  These  stock  options  expired  90  days  after   termination  of  Mr.
          Marcinowski's employment.

         The following table sets forth information as of January 31, 2000, with respect to exercised and unexercised stock options held by the Named Executives. No options were exercised by any of the Named Executives during Fiscal 2000. On August 1, 1999, December 20, 1999, and January 13, 2000, 400,000, 10,000, and
10,125 options, respectively, owned by Neil Cole expired.

Aggregated Fiscal Year-End Option Values

                                      Number of Securities                              Value of Unexercised
                                     Underlying Unexercised                                 In-The-Money
                                  Options at January 31, 2000                       Options at January 31, 2000
                              -----------------------------------               -----------------------------------
        Name                  Exercisable           Unexercisable               Exercisable           Unexercisable
-----------------------       -----------           -------------               -----------           -------------
Neil Cole                      2,556,833              169,167                     26,625                      --

Deborah Sorell Stehr              25,000               55,000                         --                      --

John M. Needham                       --               75,000                         --                  14,063

Lawrence O'Shaughnessy           616,758(2)            86,667(2)                      --                      --

Frank Marcinowski                 35,000(3)            45,000(3)                      --                      --

     (1) An option is "in-the-money" if the year-end closing market price per share of the Company's Common Stock exceeds the exercise price of such options. The closing market price on January 31, 2000 was $1.00.

     (2) Pursuant to a written agreement dated March 31, 2000, the Company has agreed to freeze the expiration dates of all of Mr. O'Shaughnessy's options pending the outcome of certain regulatory proceedings.

     (3)  These  stock  options  expired  90  days  after   termination  of  Mr.
          Marcinowski's employment.

Employment Contracts and Termination and Change-in-Control Arrangements

     On or about February 3, 1993, the Company entered into an employment agreement with Neil Cole for a term expiring on February 28, 2000, at an annual base salary of $400,000 for the 12 months ended February 28, 1998, $450,000 for the 12 months ended February 28, 1999, and $500,000 for the 12 months ended
February 28, 2000, subject to annual increases at the discretion of the Company's Board of Directors. On or about January 27, 2000, the Company and Mr. Cole amended the employment agreement. Pursuant to the amended employment agreement, Mr. Cole serves as President and Chief Executive Officer of the Company devoting a majority of his business time to the Company and the remainder of his business time to other business activities. Under the amended employment agreement, Mr. Cole is entitled to: (i) receive a portion of an annual bonus pool equal to 5% of the Company's annual pre-tax profits, if any, as determined by the

Company's Board of Directors; and (ii) to customary benefits, including participation in management incentive and benefit plans, reimbursement for automobile expenses, reasonable travel and entertainment expenses and a life insurance policy in the amount of $1,000,000. Mr. Cole is also entitled to receive any additional bonuses as the Board of Directors may determine. Mr. Cole's amended employment agreement extends the term of his employment at his current salary through February 28, 2003. The amended employment agreement also changed the definition of the term "Change in Control", and included a provision whereby Mr. Cole would receive an amount equal to $100 less than three times his annual compensation, plus accelerated vesting or payment of deferred compensation, options, stock appreciation rights or any other benefits payable to Mr. Cole in the event that within twelve months of a "Change in Control", Mr. Cole is terminated by the Company without "Cause" or Mr. Cole terminates his agreement for "Good Reason", as such terms are defined in his employment agreement.

     The Company entered into an employment arrangement with Deborah Sorell Stehr for a term expiring on January 31, 2001 at an annual base salary of $145,000 for the period ended January 31, 2000, and $160,000 for the period ended January 31, 2001. Ms. Sorell Stehr is entitled to receive a bonus in the amount of $25,000 for each year that she is employed. Ms. Sorell Stehr is also entitled to customary benefits, including participation in management incentive and benefit plans, reimbursement for automobile expenses, reasonable travel and entertainment expenses and a life insurance policy in an amount equal to her annual base salary. On or about January 27, 2000, the Company amended Ms. Sorell Stehr's employment agreement to extend her term at her current salary through February 28, 2003. The amendment also changed the definition of the term "Change in Control" and added a provision whereby Ms. Sorell Stehr would receive an amount equal to $100 less than three times her annual compensation, plus accelerated vesting or payment of deferred compensation, options, stock appreciation rights or any other benefits payable to Ms. Sorell Stehr in the event that within twelve months of a "Change in Control", Ms. Sorell Stehr is terminated by the Company without "Cause" or Ms. Sorell Stehr terminates her agreement for "Good Reason" as such terms are defined in her employment agreement.

     On or about January 24, 2000, the Company entered into an employment agreement with John Needham for a term expiring on January 26, 2001, at an annual base salary of $170,000, plus a signing bonus of $10,000. Mr. Needham's annual bonus will be in the discretion of the Company. Mr. Needham is also entitled to customary benefits, including participation in management incentive and benefit plans, reimbursement for automobile expenses, reasonable travel and entertainment expenses and a life insurance policy in an amount equal to his annual base salary. Mr. Needham also has a "Change of Control" provision in his agreement permitting him to terminate the agreement for "Good Reason" upon such an event.

     On or about April 1, 1995, the Company entered into an amended employment agreement with Mr. O'Shaughnessy for a term expiring on March 31, 2000 at an annual base salary of $300,000 for the 12 months ended March 31, 1998 and $350,000 thereafter, subject to annual increases at the discretion of the Company's Board of Directors. Under the amended agreement, Mr. O'Shaughnessy was entitled to a bonus, plus customary benefits, including participation in management incentive and benefit plans, reimbursement for automobile expenses, reasonable travel and entertainment expenses and a life insurance policy in an amount equal to his annual base salary. Mr. O'Shaughnessy's agreement expired on March 31, 2000, and was not renewed, and he is no longer employed by the Company. Pursuant to a written agreement dated March 31, 2000, the Company has agreed to freeze the expiration dates of all of Mr. O'Shaughnessy's options pending the outcome of certain regulatory proceedings.

     On or about April 26, 1998, the Company entered into an employment arrangement with Frank Marcinowski at an annual base salary of $140,000 and a bonus at the discretion of the Board. That agreement was terminated on or about January 21, 2000, and he is no longer employed by the Company.

     The Company had entered into an employment agreement as of March 1, 1998, with David Golden which provided for his employment as Senior Vice President-Chief Financial Officer at an annual salary of $225,000 for the twelve months ended March 1, 1999 and $250,000 for the twelve months ended March 1, 2000. That agreement was terminated on June 10, 1999, and he is no longer employed by the Company.

Compensation of Directors

     During Fiscal 2000, Messrs. Emanuel and Tucker each received a total of $12,500 in compensation for attending board meetings.

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

     The Company's Board of Directors or the Stock Option Committee of the 1989 Plan or the 1997 Plan, if one is appointed, has discretion to determine the number of shares subject to each non-qualified option (subject to the number of shares available for grant under the 1989 Plan or the 1997 Plan, as applicable), the exercise price thereof (provided such price is not less than the par value of the underlying shares of the Company's Common Stock), the term thereof (but not in excess of 10 years from the date of grant, subject to earlier termination in certain circumstances), and the manner in which the option becomes exercisable (amounts, intervals and other conditions). No non-qualified options were granted to non-employee directors under the 1989 Plan or under the 1997 Plan during Fiscal 2000.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information as of May 15, 2000, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of the Company's Common Stock by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock; (ii) each of the Named
Executives; (iii) each of the Company's directors; and (iv) all executive officers and directors as a group:

                                           Amount and
                                            Nature of                         Percentage of
       Name and Address of                 Beneficial                          Beneficial
      Beneficial Owner (1)                Ownership (2)                         Ownership
------------------------------------      -------------                       -------------
Neil Cole                                  3,461,478(3)                           16.8%

Claudio Trust dated February 2, 1990       1,886,597                              10.5
2925 Mountain Maple Lane
Jackson, WY 83001

Michael Caruso                             1,986,597(4)                           11.0

Redwood Shoe Corp.                           825,000(5)                            4.6
8F, 137 Hua Mei West Street
SEC. 1, Taichung, Taiwan, R.O.C

Mark Tucker                                  835,000(6)                            4.7

Lawrence O'Shaughnessy                       769,908(7)                            4.2

Barry Emanuel                                 75,125(8)                             *

Steven Mendelow                              116,125(9)                             *

Frank Marcinowski                               --                                  *

Deborah Sorell Stehr                          25,000(10)                            *

                                           Amount and
                                            Nature of                         Percentage of
       Name and Address of                 Beneficial                          Beneficial
      Beneficial Owner (1)                Ownership (2)                         Ownership
------------------------------------      -------------                       -------------
John M. Needham                                 --                                  *

Peter Siris                                   22,000(11)                            *

David Golden                                    --                                  *

All executive officers and directors       4,534,728(3)(6)(8)(9)(10)(11)          21.9
as a Group (seven persons)

*    Less than 1%

     (1) Unless otherwise indicated, each beneficial owner has an address at 400 Columbus Avenue, Valhalla, New York 10595-1335.

     (2) A person is deemed to have beneficial ownership of securities that can be acquired by such person within 60 days of January 31, 2000, upon exercise of warrants or options. Consequently, each beneficial owner's percentage ownership is determined by assuming that warrants or options held by such person (but not those held by any other person) and which are exercisable within 60 days from January 31, 2000, have been exercised. Unless otherwise noted, the Company believes that all persons referred to in the table have sole voting and investment power with respect to all shares of Common Stock reflected as beneficially owned by them.

     (3) Includes 2,666,416 shares of Common Stock issuable upon exercise of options owned by Neil Cole. Also includes 72,978 shares held by a charitable foundation, of which Mr. Cole and his wife are co-trustees. Mr. Cole disclaims beneficial ownership of the shares held by such charitable foundation.

     (4) Represents shares held by Claudio Trust dated February 2, 1990, of which Mr. Caruso is the trustee and includes 100,000 shares of Common Stock issuable upon exercise of options owned by Michael Caruso.

     (5) Represents shares of Common Stock, which shares were issued pursuant to an agreement between the Company and Redwood pertaining to the settlement of certain indebtedness of the Company to Redwood. Mr. Tucker is affiliated with Redwood.

     (6) Includes 10,000 shares of Common Stock issuable upon exercise of options, and 825,000 shares held by Redwood with which Mr. Tucker is affiliated.

     (7) Includes 626,758 shares of Common Stock issuable upon exercise of options. Also includes 51,566 shares of Common Stock owned by Mr. O'Shaughnessy's children.

     (8) Includes 70,125 shares of Common Stock issuable upon exercise of options.

     (9) Includes 60,750 shares of Common Stock owned by C&P Associates, of which Mr. Mendelow and his wife are affiliated.

     (10) Represents shares of Common Stock issuable upon exercise of options.

     (11) Represents 20,000 shares of Common Stock issuable upon exercise of options and 2,000 shares of Common Stock owned by Mr. Siris' minor daughter.

Item 13. Certain Relationships and Related Transactions

     In 1996, the Company entered into an agreement with Redwood to satisfy in full certain trade payables amounting to $1,680,000. Under the terms of the agreement, the Company issued Redwood 1,050,000 shares of Common Stock and an option to purchase 75,000 shares of Common Stock at an exercise price of $1.75 and made a cash payment to Redwood of

$50,000. For Fiscal 2000, Redwood, as buying agent for the Company, initiated the manufacture of approximately 74% of the Company's total footwear purchases. At January 31, 2000, the Company had placed $13,775,920 of open purchase commitments with Redwood. In Fiscal 2000 and Fiscal 1999, the Company purchased approximately $38 million and $68 million, respectively of footwear products through Redwood. At January 31, 2000 and 1999, the payable to Redwood totaled approximately $1,286,000 and $943,000, respectively.

                                   Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf.




                                                         CANDIE'S, INC.



                                                         By: /s/  NEIL COLE
                                                         -----------------------
                                                         Neil Cole
                                                         Chief Executive Officer



Dated: May 23, 2000