Form 10-Q
period 2000-04-30
CANDIES INC
filed 2000-06-14
CIK 857737

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                      ------------------------------------

                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended April 30, 2000

                                       OR

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From ________ to ________


Commission file number  0-10593


                                 CANDIE'S, INC.

             (Exact name of registrant as specified in its charter)


               Delaware                                          11-2481903
     (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                         Identification No.)


         400 Columbus Avenue
             Valhalla, NY                                          10595
(Address of principal executive offices)                        (Zip Code)


                                 (914) 769-8600
              (Registrant's telephone number, including area code)


                  2975 Westchester Avenue, Purchase, NY, 10577
(Former name, former address and former fiscal year, if changed since last report)


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

Common Stock, $.001 Par Value -- 17,998,602 shares as of May 31, 2000

                                      INDEX

                                    FORM 10-Q

                         CANDIE'S, INC. and SUBSIDIARIES

                                                                                           Page No.
                                                                                           --------
Part I.  Financial Information

Item 1.  Financial Statements - (Unaudited)

         Condensed Consolidated Balance Sheets - April 30, 2000 and January 31, 2000.......   3

         Condensed Consolidated Statements of Operations - Three Months Ended
         April 30, 2000 and 1999...........................................................   4

         Condensed Consolidated Statement of Stockholders' Equity - Three Months Ended
         April 30, 2000....................................................................   5

         Condensed Consolidated Statements of Cash Flows - Three Months Ended
         April 30, 2000 and 1999...........................................................   6

         Notes to Condensed Consolidated Financial Statements..............................   7


Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations  ......................................................................   9


Item 3.   Quantitative and Qualitative Disclosures about Market Risk.......................  11


Part II. Other Information.................................................................

Item 1.   Legal Proceedings................................................................  12

Item 6.   Exhibits and Reports on Form 8-K.................................................  12


Signatures   ..............................................................................  13


Index to Exhibits..........................................................................  14

Part I. Financial Information

Item 1. FINANCIAL STATEMENTS -- (Unaudited)


Candie's, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

                                                                                   April 30,              January 31,
                                                                                     2000                    2000
                                                                                   --------                --------
                                                                                   (Unaudited)
                                                                                   (000's omitted, except par value)
Assets

Current Assets
    Cash ...........................................................               $    614                $    643
    Restricted cash ................................................                  3,000                   2,000
    Accounts receivable, net .......................................                  1,791                   2,711
    Due from factors and accounts receivables, net .................                 13,126                   8,034
    Due from affiliate .............................................                  1,098                     636
    Inventories ....................................................                  8,179                  14,770
    Refundable and prepaid income taxes ............................                    633                     631
    Deferred income taxes ..........................................                  1,448                   1,448
    Prepaid advertising and other ..................................                  2,663                   1,622
    Other current assets ...........................................                    163                     304
                                                                                   --------                --------
Total Current Assets ...............................................                 32,715                  32,799

Property and equipment, at cost:
    Furniture, fixtures and equipment ..............................                  6,846                   6,679
    Less: Accumulated depreciation and amortization ................                  2,388                   2,124
                                                                                   --------                --------
                                                                                      4,458                   4,555
Other assets:
    Goodwill, net ..................................................                  2,116                   2,152
    Intangibles, net ...............................................                 21,550                  22,047
    Deferred income taxes ..........................................                  2,174                   2,174
    Other ..........................................................                    256                     331
                                                                                   --------                --------
                                                                                     26,096                  26,704
                                                                                   --------                --------
Total Assets .......................................................               $ 63,269                $ 64,058
                                                                                   ========                ========

Liabilities and Stockholders' Equity

Current Liabilities:
    Revolving notes payable - banks ................................               $ 14,479                $ 13,764
    Litigation settlement ..........................................                  4,000                   4,000
    Accounts payable and accrued expenses ..........................                  6,985                   7,618
    Accounts payable - Redwood Shoe ................................                    222                   1,286
    Current portion of long-term debt and capital lease obligation .                  1,146                   1,143
    Losses in excess of joint venture investment ...................                     --                   1,451
                                                                                   --------                --------
Total Current Liabilities ..........................................                 26,832                  29,262
                                                                                   --------                --------

Losses in excess of joint venture investment .......................                  1,302                      --
Long-term liabilities and capital lease obligation .................                  1,620                   1,848

Stockholders' Equity
    Preferred and common stock to be issued ........................                  6,000                   6,000
    Preferred stock, $.01 par value - shares authorized 5,000;
         none issued and outstanding ...............................                     --                      --
    Common stock, $.001 par value - shares authorized 30,000;
         shares issued 19,311 at April 30, 2000 and 19,209 issued
         at January 31, 2000 .......................................                     19                      19
    Additional paid-in capital .....................................                 59,196                  59,094
    Retained earnings (deficit) ....................................                (25,267)                (25,732)
    Treasury stock - at cost  - 1,313 shares .......................                 (6,433)                 (6,433)
                                                                                   --------                --------
Total Stockholders' Equity .........................................                 33,515                  32,948
                                                                                   --------                --------

Total Liabilities and Stockholders' Equity .........................               $ 63,269                $ 64,058
                                                                                   ========                ========

See notes to condensed consolidated financial statements.

Candie's, Inc. and Subsidiaries


Condensed Consolidated Statements of Operations
(Unaudited)

                                                                    Three Months Ended
                                                               ---------------------------
                                                               April 30,          April 30,
                                                                 2000               1999
                                                               --------           --------
                                                         (000's omitted, except per share data)

Net revenues ........................................          $ 24,446           $ 21,254
Cost of goods sold ..................................            18,763             15,846
                                                               --------           --------
Gross profit ........................................             5,683              5,408

Licensing income ....................................             1,032                390
                                                               --------           --------
                                                                  6,715              5,798

Selling, general and administrative expenses ........             5,792              7,146
Special charges .....................................                97                 --
                                                               --------           --------
Operating income (loss) .............................               826             (1,348)

Other expenses:
        Interest expense - net ......................               511                282
        Equity (income) loss in joint venture .......              (150)               116
                                                               --------           --------
                                                                    361                398
                                                               --------           --------
Income (loss) before income taxes ...................               465             (1,746)
Provision (benefit) for income taxes ................                --               (568)
                                                               --------           --------
Net  Income (loss) ..................................          $    465           $ (1,178)
                                                               ========           ========


Earnings (loss) per common share:
                  Basic .............................          $    .02           $   (.07)
                                                               ========           ========
                  Diluted ...........................          $    .02           $   (.07)
                                                               ========           ========

Weighted average number of common shares outstanding:
                  Basic .............................            19,187             17,430
                                                               ========           ========
                  Diluted ...........................            21,782             17,430
                                                               ========           ========


See notes to condensed consolidated financial statements.

Candie's, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)

Three Months Ended April 30, 2000
(000's omitted)

                                                                         Preferred
                                                                         & Common    Additional   Retained
                                                     Common Stock       Stock to be   Paid-In     Earnings    Treasury
                                                   Shares      Amount      Issued     Capital     (Deficit)     Stock        Total
                                                  --------    --------    --------    --------    ---------    --------     -------
Balance at January 31, 2000 ..................      19,209    $     19    $  6,000    $ 59,094    $(25,732)    $ (6,433)    $ 32,948

Issuance of common stock to retirement plan ..         102          --          --         102          --           --          102

Net income ...................................          --          --          --          --         465           --          465
                                                  --------    --------    --------    --------    --------     --------     --------
Balance at April 30, 2000 ....................      19,311    $     19    $  6,000    $ 59,196    $(25,267)    $ (6,433)    $ 33,515
                                                  ========    ========    ========    ========    ========     ========     ========









See notes to condensed consolidated financial statements.

Candie's, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                                   Three Months Ended
                                                                 -----------------------
                                                                 April 30,      April 30,
                                                                   2000           1999
                                                                 -------         -------
                                                                     (000's omitted)
OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities .....        $  (337)        $ 4,397
                                                                 -------         -------
INVESTING ACTIVITIES:
     Purchases of property and equipment ................           (182)           (623)
                                                                 -------         -------

Net cash used in investing activities ...................           (182)           (623)
                                                                 -------         -------

FINANCING ACTIVITIES:
     Proceeds from exercise of stock options and warrants             --              31
     Capital lease reduction ............................           (225)            (40)
        Revolving notes payable - bank ..................            715          (3,622)
                                                                 -------         -------

Net cash (used in) provided by financing activities .....            490          (3,631)
                                                                 -------         -------


INCREASE (DECREASE) IN CASH .............................            (29)            143
Cash at beginning of period .............................            643             598

                                                                 -------         -------
Cash at end of period ...................................        $   614         $   741
                                                                 =======         =======

See notes to condensed consolidated financial statements.

Candie's, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Unaudited)
(dollars in millions)

April 30, 2000


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended April 30, 2000 are not necessarily indicative of the results that may be expected for a full fiscal year.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 2000.


NOTE B -- FINANCING AGREEMENTS

On October 28, 1999, the Company entered into a new two year $35 million revolving line of credit (the "Line of Credit") with Rosenthal & Rosenthal, Inc. ("Rosenthal") On November 23, 1999, First Union National Bank entered into a co-lending arrangement and became a participant in the Line of Credit.

Borrowings under the Line of Credit are formula based and available up to the maximum amount of the Line of Credit. Borrowings under the Line of Credit will bear interest at 0.50% above the prime rate. Certain borrowings in excess of an availability formula will bear interest at 2.5% above the prime rate. The
Company will also pay an annual facility fee of 0.25% of the maximum Line of Credit. The Line of Credit also contains certain financial covenants including, minimum tangible net worth, certain specified ratios and other limitations. The Company has granted the lenders a security interest in substantially all of its assets. On January 31, 2000 the Company was in default of certain covenants of its Line of Credit and obtained a waiver that exempts the financial covenants unless a further deterioration of the Company's financial condition occurs. In addition, the waiver established the commitment that Rosenthal and the Company would establish mutually agreeable financial covenants within a reasonable timeframe. Subsequently, Rosenthal and the Company have reset the financial covenants effective June 1, 2000, and the Company is currently in compliance with these covenants.

At April 30 and January 31, 2000, borrowings under the Line of Credit totaled $14.6 million and $13.8 million, respectively, which were secured against factored receivables and inventory. Interest paid to Rosenthal during the first quarter ended April 30, 2000 was $0.4 million. The borrowing bore interest at 8.75%, which rate is subject to an increase or decrease based on the conditions of the agreement as stated above.

At April 30 and January 31, 2000, the Company had $0.5 million and $0.2 million, respectively, of outstanding letters of credit. The Company's letters of credit availability are formula based which takes into account borrowings under the Line of Credit, as described above.


NOTE C -- EARNINGS PER SHARE

Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period (including a provision for common shares to be issued upon court approval of the settlement agreement, See Note D-Commitments and Contingencies). Diluted earnings per share calculation includes, the basic shares from above and the impact of the exercise of stock options, warrants and the conversion of the preferred shares to be issued upon court approval of the settlement agreement, in each of the periods which would result in a dilutive effect.

The following is a reconciliation of the shares used in calculating basic and diluted earnings per share:

                                                                             April 30,
                                                                      ----------------------
                                                                            2000       1999
                                                                      ----------------------
                                                                            (000's omitted)
Basic............................................................         19,187      17,430
Effect of assumed conversions of employee stock options..........            225          --
Effect of assumed conversions of preferred stock.................          2,370          --
                                                                      ----------------------
Denominator for diluted earnings per share.......................         21,782      17,430
                                                                      ======================


NOTE D -- COMMITMENTS AND CONTINGENCIES

Several lawsuits are pending against the Company and certain of its current and former officers and directors in the United States District Court for the Southern District of New York. There can be no assurance that the Company will successfully defend these lawsuits.

On May 17, 1999, a purported stockholder class action complaint was filed in the United States District Court for the Southern District of New York, against the Company and certain of its current and former officers and directors which, together with certain other complaints subsequently filed in the same court alleging similar violations, were consolidated in one lawsuit, Willow Creek Capital Partners, L.P., v. Candie's, Inc. A consolidated complaint was served on the Company on or about August 24, 1999. The consolidated complaint includes claims under sections 11, 12 and 15 of the Securities Act of 1933 and sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934. The consolidated complaint is brought on behalf of all persons who acquired securities of the Company between May 28, 1997 and May 12, 1999, and alleges that the plaintiffs were damaged by reason of the Company's having issued materially false and misleading financial statements for the year ended January 31, 1998 ("Fiscal 1998") and the first three quarters for the year ended January 31, 1999 (" Fiscal 1999"), which caused the Company's securities to trade at artificially inflated prices.

On or about January 31, 2000, the Company entered into a settlement agreement with the plaintiffs (the "Settlement Agreement") to settle the class action for total consideration of $10 million, payable in a combination of cash, Candie's common stock (the "Candie's Common Stock") and convertible preferred stock (the "Preferred Stock"). The Settlement Agreement provides that on or about May 1, 2000, the Company will pay to plaintiffs $3 million in cash, and established 1,240,325 shares of Candie's Common Stock with a value of $2 million to be issued upon court approval. The Company will pay the Class an additional $1 million in cash on or before October 1, 2000. The remaining $4 million owed to plaintiffs will be in the form of Preferred Stock, which will convert to Candie's Common Stock at a rate of ten to one based on the price of the Candie's Common Stock on the first and second anniversary of the date of the approval of the Settlement Agreement by the Court. The Court has preliminarily approved the settlement and directed the mailing and publication of a notice of the settlement. It is anticipated that the Court will conduct a hearing on the final approval of the Settlement Agreement in or about July 2000. It is highly unlikely that the Court will not approve the settlement; accordingly, the settlement terms, including the shares of Common and Preferred Stock to be issued, have been recorded as of January 31, 2000. The Company received $2 million from its insurance company in connection with this claim, and provided an additional $1.0 million from operations, these amounts have been placed in escrow and have been classified as restricted cash in the accompanying balance sheet.

On August 4, 1999, the staff of the Securities and Exchange Commission advised the Company that it had commenced a formal investigation into the actions of the Company and others in connection with, among other things, the accounting issues that have been raised and that were the subject of an investigation of the Special Committee of the Company's Board of Directors.

In connection with the Company's acquisition of Michael Caruso & Co., Inc. ("Caruso") in September 1998, the Company made certain representations and warranties concerning, among other things, its financial statements which could result in a claim being made by the former stockholders of Caruso against the Company. The Company is unable to determine the amount of liability, if any, which could arise if any claim were made by such stockholders.

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

NOTE E -- INVESTMENT IN JOINT VENTURE

On October 7, 1998, the Company formed Unzipped Apparel LLC ("Unzipped") with its joint venture partner Sweet Sportswear LLC ("Sweet"), the purpose of which was to market and distribute apparel under the BONGO and CANDIE'S labels. The Company and Sweet each have a 50% interest in Unzipped. Pursuant to the terms of the joint venture, the Company licensed the CANDIE'S and BONGO trademarks to Unzipped for use in the design, manufacture and sale of certain designated apparel products. As of January 31, 2000, the Company believed that Unzipped was in breach of certain provisions of the agreements among the parties, and notified Unzipped that the Company did not intend to contribute any additional capital toward the joint venture. The Company believed that its exposure related to Unzipped, should the joint venture dissolve, was adequately provided for at January 31, 2000. Subsequently, the Company resolved its disputes with Unzipped, and formalized the termination of the Candie's license. The Company's share of joint venture income for the period ended April 30, 2000 was $ 0.2 million, based upon Unzippped's estimated unaudited financial statements.

As of April 30 and January 31, 2000, approximately $2.4 million and $2.5 million, respectively, of the Company's retained deficit represented the Company's proportionate share of the Unzipped loss.

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

At  April  30,  2000,  the  affiliate   receivable  balance  from  Unzipped  was
approximately $1.1 million.


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

Such factors include, but are not limited to, uncertainty regarding continued market acceptance of current products and the ability to successfully develop and market new products, particularly in light of rapidly changing fashion trends, the impact of supply and manufacturing constraints or difficulties relating to the Company's dependence on foreign manufacturers, uncertainties relating to customer plans and commitments, competition, uncertainties relating to economic conditions in the markets in which the Company operates, the ability to hire and retain key personnel, the ability to obtain capital if required, the risks of litigation, the risks of uncertainty of trademark protection, the uncertainty of marketing and licensing trademarks and other risks detailed below and in the Company's other Securities and Exchange Commission filings.

The words "believe", "expect", "anticipate", "seek" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date the statement, was made.

Seasonal  And  Quarterly  Fluctuations.  The  Company's  quarterly  results  may fluctuate quarter to quarter as a result of holidays, weather, the timing of footwear shipments, market acceptance of the Company's products, the mix, pricing and presentation of the products offered and sold, the hiring and training of additional personnel, the timing of inventory write downs, fluctuations in the cost of materials, the timing of licensing payments and reporting, and other factors beyond the Company's control, such as general economic conditions and the action of competitors. Accordingly, the results of operations in any quarter will not necessarily be indicative of the results that may be achieved for a full fiscal year or any future quarter.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Continued

In addition, the timing of the receipt of future revenues could be impacted by the recent trend among retailers in the Company's industry to order goods closer to a particular selling season than they have historically done so. The Company continues to seek to expand and diversify its product lines to help reduce the dependence on any particular product line and lessen the impact of the seasonal nature of its business. However, the success of the Company will still remain largely dependent on its ability to predict accurately upcoming fashion trends among its customer base, build and maintain brand awareness and to fulfill the product requirements of its retail channel within the shortened timeframe required. Unanticipated changes in consumer fashion preferences, slowdowns in the United States economy, changes in the prices of supplies, consolidation of retail chains, among other factors noted herein, could adversely affect the Company's future operating results.


Results of Operations

For the three Months ended April 30,2000

Revenues. Net revenues increased by $3.2 million or 15% to $24.4 million, from $21.3 million in the comparable period of the prior year. The increase was primarily due to strong consumer acceptance of the Company's women's footwear lines.

Gross Profit. Gross profit margins decreased to 23.2% from 25.4% in the comparable period of the prior year. The decrease was primarily attributable to clearing prior season merchandise at reduced pricing.

Licensing Income. Licensing income increased by $0.6 million or 165% to $1 million from $0.4 million in the comparable period of the prior year. The increase was due to the addition of new licensing relationships versus last year as well as strong consumer acceptance of the Company's licensed products.

Operating Expenses. Selling and administrative expenses decreased by $1.3 million or 18.9% to $5.8 million from $7.1 million in the comparable period of the prior year. As a percentage of net revenues, selling and administrative expenses also decreased 9.9% to 23.7% from 33.6% for the comparable period of the prior year. The decreases in operating expenses were attributable to timing of the Fall advertising campaign, improved bad debt recoveries and reduced labor and benefit expenses resulting from the Company's expense reduction initiatives.

Interest Expense. Interest expense increased $0.2 million or 81.2% to $0.5 million from $0.3 million in the comparable period of the prior year. This increase was the result of increased borrowing at an increased rate over the prior year.

Income Taxes. The income tax provision for the quarter was offset by a reduction in the valuation reserve established in the prior year. As a result, no expense was recorded for the period ended April 30, 2000.

Net Income. The Company sustained a net income of $0.5 million, compared to net loss of $1.2 million in the corresponding 1999 period.

Liquidity and Capital Resources

Working capital at April 30, 2000, increased approximately $2.4 million to $5.9 million from $3.5 million at January 31, 2000, primarily due to the reclassification of certain current liabilities to long term and net income for the period. At April 30, 2000, the current ratio was 1.2 to 1.

In the past, the Company has relied primarily upon revenues generated from operations, borrowings from its factor and sales of securities to finance its liquidity and capital needs. Net cash used in operating activities totaled $0.3 million, compared to cash provided of $4.4 million for the three months ended April 30, 1999. This decrease in cash from operating activity resulted from the $1.0 million settlement payment to escrow, an increase in factor and trade receivables and a decrease in certain payables.

Capital expenditures were $0.2 million, compared to $0.6 million, for the three months ended April 30, 1999. The Company has forecasted additional capital expenditures of approximately $2.3 million in Fiscal 2001.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Continued

Current Revolving Credit Facility.

On October 28, 1999, the Company entered into a new two-year $35 million revolving Line of Credit with Rosenthal and terminated its former credit facility. On November 23, 1999, First Union National Bank entered into a co-lending arrangement and became a participant in the Line of Credit. Borrowings under the Line of Credit are formula based and available up to the maximum amount of the Line of Credit. Borrowings under the Line of Credit bear interest at .50% above the prime rate. Certain borrowings in excess of an availability formula will bear interest at 2.5% above the prime rate. The
Company will also pay an annual facility fee of .25% of the maximum Line of Credit. The minimum factoring commission fee for the initial term is $0.5 million. As of April 30,2000, the outstanding borrowing under the facility was $14.9 million, including letters of credit. Borrowings under the Line of Credit were secured against factored receivables of $13.2 million and inventory.

The Line of Credit also contains certain financial covenants including, minimum tangible net worth, certain specified ratios and other limitations. The Company has granted the lenders a security interest in substantially all of its assets. The Company was not in compliance with these financial covenants as of January 31, 2000 and received an interim waiver from Rosenthal as of April 27, 2000. The waiver exempted the Company from compliance with the financial covenants provided there was no further deterioration of the Company's financial condition. Rosenthal and the Company agreed to establish mutually agreeable financial covenants within a reasonable time. Subsequently, Rosenthal and the Company have reset the financial covenants effective June 1, 2000, and the Company is currently in compliance with these covenants.

Other Borrowing Arrangements

In May 1999, the Company entered into a $3.5 million master lease agreement with a financial organization. The agreement requires the Company to collateralize property and equipment of $2.4 million, of which $1.4 million had been collateralized as of May 1999, with the remaining balance considered to be an unsecured loan. The term of the agreement is four years. The remaining balance as of April 30, 2000 is $2.6 million.

Cash requirements fluctuate from time to time due to seasonal requirements, including the timing of receipt of merchandise and various other factors. The Company believes that it will be able to satisfy its ongoing cash requirements for the foreseeable future, including requirements for its expansion, primarily with cash flow from operations, supplemented by borrowings under its financing agreement.


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

On or about January 31, 2000, the Company entered into a settlement agreement with the plaintiffs (the "Settlement Agreement") to settle the class action for total consideration of $10 million, payable in a combination of cash, Candie's Common Stock and convertible preferred stock (the "Preferred Stock"). The Settlement Agreement provides that on or about May 1, 2000, the Company will pay to plaintiffs $3 million in cash, and establish the number of shares Candie's Common Stock with a value of $2 million to be issued upon court approval. The Company will pay the Class an additional $1 million on or before October 1, 2000. The remaining $4 million owed to plaintiffs will be in the form of Preferred Stock, which will convert to Candie's Common Stock at a rate of ten to one based on the price of the Candie's Common Stock on the first and second anniversary of the date of the approval of the Settlement Agreement by the Court. The Court has preliminarily approved the settlement and directed the mailing and publication of a notice of the settlement. It is anticipated that the Court will conduct a hearing on the final approval of the settlement Agreement in or about July 2000. It is highly unlikely that the Court will not approve the settlement; accordingly, the settlement terms, including the shares of Common and Preferred Stock to be issued, have been recorded as of January 31, 2000. The Company received $2 million from its insurance company for this matter and provided an additional $1.0 million from operations, which have been placed in escrow and have been classified as restricted cash in the accompanying balance sheet.

On August 4, 1999, the staff of the Securities and Exchange Commission advised the Company that it had commenced a formal investigation into the actions of the Company and others in connection with, among other things, the accounting issues that have been raised and that were the subject of an investigation of the Special Committee of the Company's Board of Directors.

In connection with the Company's acquisition of Caruso in September 1998, the Company made certain representations and warranties concerning, among other things, its financial statements which could result in a claim being made by the former stockholders of Caruso against the Company. The Company is unable to determine the amount of liability, if any, which could arise if any claim were made by such stockholders.

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


Item 6.  Exhibits and Reports on Form 8-K

     a. Exhibits

          Exhibit 10.1- Lease for Corporate Headquarters.
          Exhibit 27 - Financial Data Schedule

     b. Reports on Form 8-K-None

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      CANDIE'S, INC.
                                      --------------------------------
                                                 (Registrant)


Date June 14, 2000                    /s/  NEIL COLE
                                      --------------------------------
                                      Neil Cole
                                      Chairman of the Board, President
                                      And Chief Executive Officer
                                      (on Behalf of the Registrant)

Date June 14, 2000                    /s/  JOHN M. NEEDHAM
                                      --------------------------------
                                      John M. Needham
                                      Vice President of Finance
                                      Principal Financial and Accounting Officer

Index to Exhibits


Exhibit
Numbers           Description
-------           -----------

10.1              Lease for Corporate Headquarters

27                Financial Data Schedule