Form 10-Q
period 2000-07-31
CANDIES INC
filed 2000-09-14
CIK 857737

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Quarterly Period Ended July 31, 2000

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

Common Stock, $.001 Par Value -- 18,028,602 shares as of August 31, 2000

                                      INDEX

                                    FORM 10-Q

                         CANDIE'S, INC. and SUBSIDIARIES

                                                                                                      Page No.
                                                                                                      --------
Part I.  Financial Information

Item 1.  Financial Statements - (Unaudited)

     Condensed Consolidated Balance Sheets - July 31, 2000 and January 31, 2000.........................   2

     Condensed Consolidated Statements of Operations - Three and Six Months
     Ended July 31, 2000 and 1999.......................................................................   3

     Condensed Consolidated Statement of Stockholders' Equity - Six Months Ended
     July 31, 2000......................................................................................   4

     Condensed Consolidated Statements of Cash Flows - Six Months Ended July 31,
     2000 and 1999......................................................................................   5

     Notes to Condensed Consolidated Financial Statements...............................................   6


Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations  ...................................................................................   8


Item 3.  Quantitative and Qualitative Disclosures about Market Risk (not applicable)....................


Part II. Other Information

Item 1. Legal Proceedings...............................................................................  12
Item 2. Changes in Securities and Use of Proceeds ......................................................  12
Item 6. Exhibits and Reports on Form 8-K................................................................  12


Signatures   ...........................................................................................  13

Index to Exhibits.......................................................................................  14

Part I. Financial Information

Item 1. FINANCIAL STATEMENTS - (Unaudited)

Candie's, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets                                     July 31,      January 31,
                                                                            2000           2000
                                                                          --------       --------
                                                                        (Unaudited)
                                                                     (000's omitted, except par value)
Assets

Current Assets
    Cash ...........................................................      $  1,228       $    643
    Restricted cash ................................................            --          2,000
    Accounts receivable, net .......................................         4,183          2,711
    Due from factors and accounts receivables, net .................        12,379          8,034
    Due from affiliate .............................................         1,002            636
    Inventories ....................................................        11,537         14,770
    Refundable and prepaid income taxes ............................           569            631
    Deferred income taxes ..........................................           410          1,448
    Prepaid advertising and other ..................................         2,606          1,622
    Other current assets ...........................................           155            304
                                                                          --------       --------
Total Current Assets ...............................................        34,069         32,799

Property and equipment, at cost:
    Furniture, fixtures and equipment ..............................         7,305          6,679
    Less: Accumulated depreciation and amortization ................         2,672          2,124
                                                                          --------       --------
                                                                             4,633          4,555
Other assets:
    Goodwill, net ..................................................         2,081          2,152
    Intangibles, net ...............................................        21,087         22,047
    Deferred income taxes ..........................................         3,213          2,174
    Other ..........................................................           292            331
                                                                          --------       --------
                                                                            26,673         26,704
                                                                          --------       --------
Total Assets .......................................................      $ 65,375       $ 64,058
                                                                          ========       ========

Liabilities and Stockholders' Equity

Current Liabilities:
    Revolving notes payable - banks ................................      $ 14,965       $ 13,764
    Litigation settlement ..........................................         1,000          4,000
    Accounts payable and accrued expenses ..........................         7,829          7,618
    Accounts payable - related party ...............................         4,391          1,286
    Current portion of long-term debt and capital lease obligation .         1,148          1,143
    Losses in excess of joint venture investment ...................            --          1,451
                                                                          --------       --------
Total Current Liabilities ..........................................        29,333         29,262
                                                                          --------       --------

Losses in excess of joint venture investment .......................           965             --
Long-term liabilities and capital lease obligation .................         1,387          1,848

Stockholders' Equity
    Preferred and common stock to be issued ........................         6,000          6,000
    Preferred stock, $.01 par value - shares authorized 5,000;
         none issued and outstanding ...............................            --             --
    Common stock, $.001 par value - shares authorized 30,000;
         shares issued 19,311 at July 31, 2000 and 19,209 issued
         at January 31, 2000 .......................................            19             19
    Additional paid-in capital .....................................        59,196         59,094
    Retained earnings (deficit) ....................................       (25,092)       (25,732)
    Treasury stock - at cost  - 1,313 shares .......................        (6,433)        (6,433)
                                                                          --------       --------
Total Stockholders' Equity .........................................        33,690         32,948
                                                                          --------       --------

Total Liabilities and Stockholders' Equity .........................      $ 65,375       $ 64,058
                                                                          ========       ========

See notes to condensed consolidated financial statements.

Candie's, Inc. and Subsidiaries


Condensed Consolidated Statements of Operations
(Unaudited)


                                                                           Three Months Ended                 Six Months Ended
                                                                                 July 31,                         July 31,
                                                                        -------------------------         -------------------------
                                                                          2000             1999             2000            1999
                                                                        --------         --------         --------         --------

                                                                                  (000's omitted, except per share data)
Net revenues ...................................................        $ 26,852         $ 33,054         $ 51,298         $ 54,308
Cost of goods sold .............................................          20,530           26,794           39,293           42,640
                                                                        --------         --------         --------         --------
Gross profit ...................................................           6,322            6,260           12,005           11,668
Licensing income ...............................................           1,307              468            2,339              858
                                                                        --------         --------         --------         --------
                                                                           7,629            6,728           14,344           12,526

Operating expenses:
Selling, general and administrative expenses ...................           7,277            8,932           13,069           16,078

Special charges ................................................              89            1,166              186            1,166
                                                                        --------         --------         --------         --------
                                                                           7,366           10,098           13,255           17,244

Operating income (loss) ........................................             263           (3,370)           1,089           (4,718)

Other expenses:
Interest expense - net .........................................             389              368              900              650
Equity (income) loss in joint venture ..........................            (336)             221             (486)             337
                                                                        --------         --------         --------         --------
                                                                              53              589              414              987
                                                                        --------         --------         --------         --------

Income (loss) before income taxes ..............................             210           (3,959)             675           (5,705)

Provision (benefit) for income taxes ...........................              35             (868)              35           (1,436)
                                                                        --------         --------         --------         --------

Net  income (loss) .............................................        $    175         $ (3,091)        $    640         $ (4,269)
                                                                        ========         ========         ========         ========


Earnings (loss) per common share:
         Basic .................................................        $   0.01         $   (.17)        $   0.03         $   (.24)
                                                                        ========         ========         ========         ========

         Diluted ...............................................        $   0.01         $   (.17)        $   0.03         $   (.24)
                                                                        ========         ========         ========         ========

Weighted average number of common shares outstanding:
         Basic .................................................          19,252           17,891           19,220           17,664
                                                                        ========         ========         ========         ========
         Diluted ...............................................          21,737           17,891           21,760           17,664
                                                                        ========         ========         ========         ========


See notes to condensed consolidated financial statements.

Candie's, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)

Six Months Ended July 31, 2000
(000's omitted)

                                                                        Preferred
                                                                         & Common    Additional   Retained
                                                      Common Stock      Stock to be    Paid-In    Earnings    Treasury
                                                   Shares      Amount      Issued      Capital    (Deficit)     Stock        Total
                                                  --------    --------    --------    --------    --------     --------     --------
Balance at January 31, 2000 ..................      19,209    $     19    $  6,000    $ 59,094    $(25,732)    $ (6,433)    $ 32,948

Issuance of common stock to retirement plan ..         102          --          --         102          --           --          102

Net income ...................................          --          --          --          --         640           --          640
                                                  --------    --------    --------    --------    --------     --------     --------
Balance at July 31, 2000 .....................      19,311    $     19    $  6,000    $ 59,196    $(25,092)    $ (6,433)    $ 33,690
                                                  ========    ========    ========    ========    ========     ========     ========



See notes to condensed consolidated financial statements.

Candie's, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                            Six Months Ended
                                                         ----------------------
                                                          July 31,      July 31,
                                                           2000          1999
                                                         ----------------------
                                                             (000's omitted)
OPERATING ACTIVITIES:
Net cash provided (used) in operating activities ...      $   529       $(2,295)
                                                         ----------------------

INVESTING ACTIVITIES:
     Purchases of property and equipment ...........         (689)       (1,437)
                                                         ----------------------
Net cash used in investing activities ..............         (689)       (1,437)
                                                         ----------------------

FINANCING ACTIVITIES:
     Proceeds from exercise of stock options
       and warrants ................................           --            98
     Capital lease and unsecured loan ..............           --         3,471
     Capital lease reduction .......................         (456)         (358)
     Revolving notes payable - bank ................        1,201           275
                                                         ----------------------
Net cash provided by financing activities ..........          745         3,486
                                                         ----------------------

INCREASE (DECREASE) IN CASH ........................          585          (246)
Cash at beginning of period ........................          643           598
                                                         ----------------------

Cash at end of period ..............................      $ 1,228       $   352
                                                         ======================
Interest paid ......................................          905           693
                                                         ======================
Taxes paid (refunded) ..............................          (27)       (1,982)
                                                         ======================


See notes to condensed consolidated financial statements.

Candie's, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(dollars are in thousands)

July 31, 2000

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended July 31, 2000 are not necessarily indicative of the results that may be expected for a full fiscal year.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 2000.

NOTE B -- FINANCING AGREEMENTS

On October 28, 1999, the Company entered into a new two-year $35 million revolving line of credit (the "Line of Credit") with Rosenthal & Rosenthal, Inc. ("Rosenthal"). On November 23, 1999, First Union National Bank entered into a co-lending arrangement and became a participant in the Line of Credit.

Borrowings under the Line of Credit are formula based and available up to the maximum amount of the Line of Credit. Borrowings under the Line of Credit will bear interest at 0.50% above the prime rate. Certain borrowings in excess of an availability formula will bear interest at 2.5% above the prime rate. The
Company will also pay an annual facility fee of 0.25% of the maximum Line of Credit. The Line of Credit also contains certain financial covenants including, minimum tangible net worth, certain specified ratios and other limitations. The Company has granted the lenders a security interest in substantially all of its assets. On January 31, 2000 the Company was in default of certain covenants of its Line of Credit and obtained a waiver that exempted the Company from compliance with the financial covenants unless a further deterioration of the Company's financial condition occurred. In addition, the waiver established the commitment that Rosenthal and the Company would establish mutually agreeable financial covenants within a reasonable time. Rosenthal and the Company agreed to the new financial covenants, which became effective on June 1, 2000, and the Company is currently in compliance with these covenants.

At July 31 and January 31, 2000, borrowings under the Line of Credit totaled $15 million and $13.8 million, respectively, which were secured against factored receivables and inventory. Interest paid to Rosenthal during the six months ended July 31, 2000 was $0.8 million. The borrowings bore interest at 8.75%, which rate is subject to an increase or decrease based on the terms of the agreement as stated above.

At July 31 and January 31, 2000, the Company had $0.3 million and $0.2 million, respectively, of outstanding letters of credit. The Company's letters of credit availability are formula based, taking into account borrowings under the Line of Credit, as described above.

NOTE C -- EARNINGS PER SHARE

Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period (including a provision for common shares to be issued in connection with the settlement agreement, See Note D-Commitments and Contingencies). Diluted earnings per share calculation includes, the basic shares from above and the impact of the exercise of stock options, warrants and the conversion of the preferred shares to be issued in connection with the settlement agreement, in each of the periods which would result in a dilutive effect.

The following is a reconciliation of the shares used in calculating basic and diluted earnings per share:

                                                       Three Months Ended July 31,              Six Months Ended July 31,
                                                       --------------------------              --------------------------
                                                         2000               1999                2000               1999
                                                       --------------------------              --------------------------
                                                                                (000's omitted)
Basic ...................................              19,252              17,891              19,220              17,664
Effect of assumed conversions of employee
  stock options .........................                 115                  --                 170                  --
Effect of assumed conversions of
  preferred stock .......................               2,370                  --               2,370                  --
                                                       --------------------------              --------------------------
Diluted .................................              21,737              17,891              21,760              17,664
                                                       ==========================              ==========================

NOTE D -- COMMITMENTS AND CONTINGENCIES

On May 17, 1999, a purported stockholder class action complaint was filed in the United States District Court for the Southern District of New York, against the Company and certain of its current and former officers and directors, which together with certain other complaints subsequently filed in the same court alleging similar violations were consolidated in one lawsuit, Willow Creek Capital Partners, L.P., v. Candie's, Inc. A consolidated complaint was served on the Company on or about August 24, 1999. The consolidated complaint included claims under sections 11, 12 and 15 of the Securities Act of 1933 and sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934.

On or about January 31, 2000, the Company entered into a settlement agreement with the plaintiffs to settle the class action for total consideration of $10 million, payable in a combination of $4.0 million in cash and shares of the Company's common stock and convertible preferred stock. On July 7, 2000 a hearing was conducted by the court and on July 12, 2000, the court entered a final Judgment and Order of Dismissal approving the settlement. On or before October 1, 2000, the Company is required to make the final cash payment of $1.0 million.

On August 4, 1999, the staff of the Securities and Exchange Commission advised the Company that it had commenced a formal investigation into the actions of the Company and others in connection with, among other things, the accounting issues that have been raised and that were the subject of an investigation of the Special Committee of the Company's Board of Directors.

In  connection  with the  Company's  acquisition  of Michael  Caruso & Co.,  Inc
("Caruso") in September 1998, the Company made certain representations and warranties concerning, among other things, its financial statements which could result in a claim being made by the former stockholders of Caruso against the Company. The Company is unable to determine the amount of the liability, if any, which could arise if any claim were made by such stockholders.

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

The Company's share of joint venture income for the period ended July 31, 2000 was $0.5 million, based upon Unzipped's unaudited financial statements.

As of July 31 and January 31, 2000, approximately $2.2 million and $2.5 million, respectively, of the Company's retained deficit represented the Company's proportionate share of the Unzipped losses.

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

The Company recorded royalty income from the joint venture of $0.5 million and $0.8 million for the three months and six months ended July 31, 2000, and $0.2 million and $0.4 million for the three months and six months ended July 31, 1999, respectively. At July 31, 2000, the receivable balance from Unzipped was approximately $1.0 million compared to $1.2 million as of July 31, 1999.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995. The statements that are not historical facts contained in this Form 10-Q are forward looking statements that involve a number of known and unknown risks, uncertainties and other factors, all of which are difficult or impossible to predict and many of which are beyond the control of the Company, which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements.

Such factors include, but are not limited to, uncertainty regarding continued market acceptance of current products and the ability to develop successfully and market new products, particularly in light of rapidly changing fashion trends, the impact of supply and manufacturing constraints or difficulties relating to the Company's dependence on foreign manufacturers, uncertainties relating to customer plans and commitments, competition, uncertainties relating to economic conditions in the markets in which the Company operates, the ability to hire and retain key personnel, the ability to obtain capital if required, the risks of litigation, the risks of uncertainty of trademark protection, the uncertainty of marketing and licensing trademarks and other risks detailed below and in the Company's other Securities and Exchange Commission filings.

The words "believe", "expect", "anticipate", "seek" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date the statements were made.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Results of Operations

Revenues.

For the three months ended July 31,2000. Net revenues decreased by $6.2 million or 18.8% to $26.9 million, from $33.1 million in the comparable period of the prior year. The decline in revenue, primarily in the areas of Candie's women's, kids and unbranded merchandise, was due in part to the Company's decision to focus on higher margin sales over greater volume, plus with respect to Candie's women's merchandise, a shift of Fall product deliveries by the Company's customers to the third fiscal quarter. Also contributing to the revenue decline was the discontinuance of the Company's handbag line, which was licensed May 2000.

For the six months ended July 31,2000. Net revenues decreased by $3.0 million or 5.5% to $51.3 million, from $54.3 million in the comparable period of the prior year. The decline in revenue, primarily in the areas of kids and unbranded merchandise, was due in part to the Company's decision to focus on higher margin sales over greater volume. Candie's women's sales were flat when compared to the comparitive period last year. Also contributing to the revenue decline was the discontinuance of the Company's handbag line, which was licensed May 2000.

Gross Profit.

For the three months ended July 31,2000. Gross profit margins increased to 23.5% from 18.9% in the comparable period of the prior year. The increase was primarily attributable to improved inventory management and reductions in sales returns and allowances.

For the six months ended July 31,2000. Gross profit margins increased to 23.4% from 21.5% in the comparable period of the prior year. The increase was primarily attributable to improved inventory management and reductions in sales returns and allowances realized primarily in the quarter ended July 31, 2000.

Licensing Income

For the three months ended July 31,2000. Licensing income increased by $0.8 million or 179.3% to $1.3 million from $0.5 million in the comparable period of the prior year. The increase was due to increased sales from existing licenses and, to a lesser extent, the addition of a new license.

For the six months ended July 31,2000. Licensing income increased by $1.4 million or 172.6% to $2.3 million from $0.9 million in the comparable period of the prior year. The increase was due to increased sales from existing licenses and, to a lesser extent, the addition of a new license.

Operating Expenses

For the three months ended July 31,2000. Selling and administrative expenses decreased by $1.6 million or 18.5% to $7.3 million from $8.9 million in the comparable period of the prior year. The decreases in operating expenses were attributable to the Company's expense reduction initiatives and increased licensee contribution to the costs of the Company's marketing campaigns. These decreases were partially offset by increased retail store expenses associated with the increased number of operating locations. Special charges decreased by $1.1 million or 92.4% to $0.1 million from $1.2 million in the comparable period of the prior year. The special charges were professional fees relating to the special investigation of the Company conducted in the prior year.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -continued

For the six months ended July 31,2000. Selling and administrative expenses decreased by $3.0 million or 18.7% to $13.1 million from $16.1 million in the comparable period of the prior year. The decreases in operating expenses were attributable to the Company's expense reduction initiatives and increased licensee contribution to the costs of the Company's marketing campaigns. These decreases were partially offset by increased retail store expenses associated with the increased number of operating locations. Special charges decreased by $1.0 million or 84.1% to $0.2 million from $1.2 million in the comparable period of the prior year. The special charges were professional fees relating to the special investigation of the Company conducted in the prior year.

Interest Expense.

For the three months ended July 31,2000. Interest expense increased 5.7% or $21,000 from the comparative period of the prior year. This increase resulted primarily from higher interest rates in the current period as average outstanding borrowings were relatively consistent with the prior year.

For the six months ended July 31,2000. Interest expense increased $250 thousand or 38.5% to $0.9 million from $0.6 million in the comparable period of the prior year. This increase was the result of increased borrowings (primarily in the first quarter) at higher rates over the comparable period in the prior year.

Equity Income (Loss) in Joint Venture

For the three months ended July 31,2000. Income in joint venture increased by $0.6 million to $0.3 million from a $0.3 million loss in the comparable period of the prior year. The increase was due to increased sales of the Company's apparel products.

For the six months ended July 31,2000. Income in joint venture increased by $0.8 million to $0.5 million from a $0.3 million loss in the comparable period of the prior year. The increase was due to increased sales of the Company's apparel products.

Income Taxes.

For the three and six months ended July 31,2000. The income tax provision for the quarter and year to date were offset by a reduction in the valuation reserve established in the prior year. As a result, only minimum state tax obligations were recorded for the period ended July 31, 2000.

Net Income.

For the three months ended July 31,2000. As a result of the foregoing, the Company achieved net income of $0.2 million, compared to net loss of $3.1 million in the corresponding 1999 period.

For the six months ended July 31,2000. As a result of the foregoing, the Company achieved net income of $0.6 million, compared to net loss of $4.2 million in the corresponding 1999 period.

Liquidity and Capital Resources

Working capital at July 31, 2000 increased approximately $1.2 million to $4.7 million from $3.5 million at January 31, 2000, primarily due to the reclassification of certain current liabilities to long term and net income recorded for the six month period ended July 31,2000. At July 31, 2000, the current ratio was 1.2 to 1.

In the past, the Company has relied primarily upon revenues generated from operations, borrowings from its factor and sales of securities to finance its liquidity and capital needs. Net cash provided by operating activities totaled $0.5 million for the six months ended July 31, 2000, compared to cash used of $2.3 million for the comparable period in 1999. Cash provided from financing activity totaled $0.7 million compared to $ 3.5 million for comparable period last year.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -continued

The increases in cash generated from operating activities resulted from a decrease in inventories, factor and trade receivables and an increase in certain payables.

Capital expenditures were $0.7 million during the six months ended July 31,2000, compared to $1.4 million, for the six months ended July 31, 1999. The Company anticipates capital expenditures of approximately $0.7 million primarily for new store openings and website development for the fiscal year ending January 31, 2001.

Current Revolving Credit Facility.

On October 28, 1999, the Company entered into a new two-year $35 million revolving line of credit (the "Line of Credit") with Rosenthal & Rosenthal, Inc. ("Rosenthal"). On November 23, 1999, First Union National Bank entered into a co-lending arrangement and became a participant in the Line of Credit.

Borrowings under the Line of Credit are formula based and available up to the maximum amount of the Line of Credit. Borrowings under the Line of Credit will bear interest at 0.50% above the prime rate. Certain borrowings in excess of an availability formula will bear interest at 2.5% above the prime rate. The
Company will also pay an annual facility fee of 0.25% of the maximum Line of Credit. The Line of Credit also contains certain financial covenants including, minimum tangible net worth, certain specified ratios and other limitations. The Company has granted the lenders a security interest in substantially all of its assets. On January 31, 2000 the Company was in default of certain covenants of its Line of Credit and obtained a waiver that exempted the Company from compliance with the financial covenants unless a further deterioration of the Company's financial condition occurred. In addition, the waiver established the commitment that Rosenthal and the Company would establish mutually agreeable financial covenants within a reasonable time. Rosenthal and the Company agreed to the new financial covenants which, became effective on June 1, 2000, and the Company is currently in compliance with these covenants.

At July 31 and January 31, 2000, borrowings under the Line of Credit totaled $15 million and $13.8 million, respectively, which were secured against factored receivables and inventory. Interest paid to Rosenthal during the six months ended July 31, 2000 was $0.8 million. The borrowings bore interest at 8.75%, which rate is subject to an increase or decrease based on the terms of the agreement as stated above.

At July 31 and January 31, 2000, the Company had $0.3 million and $0.2 million, respectively, of outstanding letters of credit. The Company's letters of credit availability are formula based which takes into account borrowings under the Line of Credit, as described above.

Other Borrowing Arrangements

In May 1999, the Company entered into a $3.5 million master lease agreement with a financial organization. The agreement requires the Company to collateralize property and equipment of $2.4 million, of which $1.4 million had been collateralized as of May 1999, with the remaining balance considered to be an unsecured loan. The term of the agreement is four years. The remaining balance as of July 31, 2000 is $1.4 million.

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


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         Not applicable.

PART II.  Other Information

Item 1.  Legal Proceedings

On May 17, 1999, a purported stockholder class action complaint was filed in the United States District Court for the Southern District of New York, against the Company and certain of its current and former officers and directors, which together with certain other complaints subsequently filed in the same court alleging similar violations were consolidated in one lawsuit, Willow Creek Capital Partners, L.P., v. Candie's, Inc. A consolidated complaint was served on the Company on or about August 24, 1999. The consolidated complaint included claims under sections 11, 12 and 15 of the Securities Act of 1933 and sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934.

On or about January 31, 2000, the Company entered into a settlement agreement with the plaintiffs to settle the class action for total consideration of $10 million, payable in a combination of $4.0 million in cash and shares of the Company's common stock and convertible preferred stock. On July 7, 2000 a hearing was conducted by the court and on July 12, 2000, the court entered a final Judgment and Order of Dismissal approving the settlement. On or before October 1, 2000, the Company is required to make the final cash payment of $1.0 million.

On August 4, 1999, the staff of the Securities and Exchange Commission advised the Company that it had commenced a formal investigation into the actions of the Company and others in connection with, among other things, the accounting issues that have been raised and that were the subject of an investigation of the Special Committee of the Company's Board of Directors.

In  connection  with the  Company's  acquisition  of Michael  Caruso & Co.,  Inc
("Caruso") in September 1998, the Company made certain representations and warranties concerning, among other things, its financial statements which could result in a claim being made by the former stockholders of Caruso against the Company. The Company is unable to determine the amount of the liability, if any, which could arise if any claim were made by such stockholders.

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

Item 2. Changes in Securities and Use of Proceeds.

During the six months ended July 31,2000, the Company granted certain of its employees and directors 10 year non-qualified stock options to purchase a total of 717,000 shares of its common stock at process ranging from $0.9688 to $1.2812 per share (an average of $1.1591 per share). A total of 379,500 of the 717,000 options were granted during the three months ended July 31,2000. The options were granted in private transactions pursuant to the exemption from registration under Sections 2(a) (3) and 4(2) of the Securities Act of 1933.


Item 6.  Exhibits and Reports on Form 8-K

     a. Exhibits
          Exhibit 27 - Financial Data Schedule (for SEC use only)

     b. Reports on Form 8-K-None

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       CANDIE'S, INC.
                                            ------------------------------------
                                                        (Registrant)


Date     September 11, 2000                 /s/ Neil Cole
         ---------------------------        ------------------------------------
                                            Neil Cole
                                            Chairman of the Board, President
                                            And Chief Executive Officer
                                            (on Behalf of the Registrant)


Date     September 11, 2000                 /s/ Richard Danderline
         ---------------------------        ------------------------------------
                                            Richard Danderline
                                            Executive Vice President of Finance
                                            And Operations

Index to Exhibits

Exhibit
Numbers  Description

10.1 Employment agreement dated May 19, 2000 between Candie's Inc. and Richard Danderline
27       Financial Data Schedules (for SEC use only)