Form 10-K/A
period 2000-01-31
CANDIES INC
filed 2000-11-01
CIK 857737

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                   FORM 10-K/A
                                (Amendment No. 2)

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

DOCUMENTS INCORPORATED BY REFERENCE: None

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a) Financial Statements and Financial Statement Schedule. See accompanying Financial Statements and Financial Statement Schedule filed herewith submitted as separate section of this report - See F-1.

     (b)  Reports on Form 8-K None.

     (c)  See the attached Index to Exhibits

                                   Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             CANDIE'S, INC.


                                             By: /s/ Neil Cole
                                                 ------------------------
                                                 Neil Cole
                                                 Chief Executive Officer

Dated: October 31, 2000

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

3.3 Amendments to Certificate of Incorporation filed in August 1998 and February 2000 (16)

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

10.22     Factoring Agreement between Rosenthal & Rosenthal, Inc. and the
          Company (14)

10.23 Inventory Security Agreement between Rosenthal & Rosenthal, Inc. and the Company (14)

10.24 Factoring Agreement between Rosenthal & Rosenthal, Inc. and Bright Star Footwear, Inc. (14)

10.25 Inventory Security Agreement between Rosenthal & Rosenthal, Inc. and Bright Star Footwear, Inc. (14)

21        Subsidiaries of the Company (16)

23.1 Consent of BDO Seidman, LLP with respect to the financial statements of the Company (16)

23.2 Consent of BDO Seidman, LLP with respect to the financial statements of the Company and of Unzipped Apparel LLC (17)

27        Financial Data Schedules. (for SEC use only)(16)

99        Financial Statements of Unzipped Apparel LLC (17)

----------

(1) Filed with the Company's Registration Statement on Form S-18 (File No. 33-32277-NY) and incorporated by reference herein.

(2) Filed with the Company's Annual Report on Form 10-KSB for the year ended January 31, 1995, and incorporated by reference herein.

(3) Filed with the Company's Registration Statement on Form S-1 (File No. 33-53878) and incorporated by reference herein.

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

(8) Filed with the Company's Annual Report on form 10-K for the year ended January 31, 1998 and incorporated by reference herein.

(9) Filed with the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1998 and incorporated by reference herein.

(10) Filed with the Company's Joint proxy Statement/Prospectus dated July 2, 1998 constituting a part of the Company's Registration Statement on Form S-4 (File No. 333-52779) and incorporated by reference herein.

(11) Filed with the Company's Current Report on Form 8-K dated September 24, 1998 and incorporated by reference herein.

(12) Filed with the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 1998 and incorporated by reference herein.

(13) Filed with the Company's Annual Report on Form 10-K for the year ended January 31, 1999 and incorporated by reference herein.

(14) Filed with the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 1999 and incorporated by reference herein.

(15) Filed with the Company's Current Report on Form 8-K dated January 26, 2000 and incorporated by reference herein.

(16) Filed with the Company's Annual Report on Form 10-K for the year ended January 31, 2000, as initially filed, and incorporated by reference herein.

(17)      Filed herewith.