Form 10-Q
period 2000-10-31
CANDIES INC
filed 2000-12-15
CIK 857737

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                      ------------------------------------

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Quarterly Period Ended October 31, 2000

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

Common Stock, $.001 Par Value -- 18,028,602 shares as of November 30, 2000

                                      INDEX

                                    FORM 10-Q

                         CANDIE'S, INC. and SUBSIDIARIES


                                                                        Page No.
                                                                        --------

Part I.  Financial Information

Item 1.  Financial Statements - (Unaudited)

         Condensed Consolidated Balance Sheets - October 31, 2000
         and January 31, 2000...............................................  2

         Condensed Consolidated Statements of Operations - Three and
         Nine Months Ended October 31, 2000 and 1999........................  3

         Condensed Consolidated Statement of Stockholders' Equity - Nine
         Months Ended October 31, 2000......................................  4

         Condensed Consolidated Statements of Cash Flows - Nine Months
         Ended October 31, 2000 and 1999....................................  5

         Notes to Condensed Consolidated Financial Statements...............  6


Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations  ............................................  8


Item 3.  Quantitative and Qualitative Disclosures about Market Risk ........ 11



Part II. Other Information

Item 1. Legal Proceedings .................................................. 12
Item 2. Changes in Securities and Use of Proceeds .......................... 12
Item 3. Defaults upon Senior Securities (Not Applicable)....................
Item 4. Submission of Matters to a Vote of Security Holders ................ 12
Item 5. Other Information .................................................. 13
Item 6. Exhibits and Reports on Form 8-K ................................... 13


Signatures   ............................................................... 14

Index to Exhibits........................................................... 15

Part I. Financial Information

Item 1. FINANCIAL STATEMENTS-(Unaudited)


Candie's, Inc. and Subsidiaries                                                   October 31,          January 31,
Condensed Consolidated Balance Sheets                                                2000                  2000
                                                                                   --------              --------
                                                                                 (Unaudited)
                                                                                 (000's omitted, except par value)
Assets

Current Assets
    Cash ......................................................................    $    277              $    643
    Restricted cash ...........................................................          --                 2,000
    Accounts receivable, net ..................................................       3,726                 2,711
    Due from factors and accounts receivables, net ............................       9,561                 8,034
    Due from affiliate ........................................................         571                   636
    Inventories ...............................................................       9,090                14,770
    Refundable and prepaid income taxes .......................................         549                   631
    Deferred income taxes .....................................................       2,040                 1,448
    Prepaid advertising and other .............................................       1,519                 1,622
    Other current assets ......................................................         221                   304
                                                                                   --------              --------
Total Current Assets ..........................................................      27,554                32,799

Property and equipment, at cost:
    Furniture, fixtures and equipment .........................................       7,691                 6,679
    Less: Accumulated depreciation and amortization ...........................       2,975                 2,124
                                                                                   --------              --------
                                                                                      4,716                 4,555
Other assets:
    Goodwill, net .............................................................       2,045                 2,152
    Intangibles, net ..........................................................      20,626                22,047
    Deferred income taxes .....................................................       1,582                 2,174
    Other .....................................................................         196                   331
                                                                                   --------              --------
                                                                                     24,449                26,704
                                                                                   --------              --------
Total Assets ..................................................................    $ 56,719              $ 64,058
                                                                                   ========              ========

Liabilities and Stockholders' Equity

Current Liabilities:
    Revolving notes payable - banks ...........................................    $ 11,776              $ 13,764
    Litigation settlement .....................................................          --                 4,000
    Accounts payable and accrued expenses .....................................       4,571                 6,856
    Accounts payable - related party ..........................................       5,039                 2,048
    Current portion of long-term debt and capital lease obligation ............       1,151                 1,143
    Losses in excess of joint venture investment ..............................          --                 1,451
                                                                                   --------              --------
Total Current Liabilities .....................................................      22,537                29,262
                                                                                   --------              --------

Losses in excess of joint venture investment ..................................         767                    --
Long-term liabilities and capital lease obligation ............................       1,150                 1,848

Stockholders' Equity
    Preferred and common stock to be issued ...................................       6,000                 6,000
    Preferred stock, $.01 par value - shares authorized 5,000;
         none issued and outstanding ..........................................          --                    --
    Common stock, $.001 par value - shares authorized 30,000;
         shares issued 19,341 at October 31, 2000 and 19,209 issued
         at January 31, 2000 ..................................................          19                    19
    Additional paid-in capital ................................................      59,239                59,094
    Retained earnings (deficit) ...............................................     (26,560)              (25,732)
    Treasury stock - at cost  - 1,313 shares ..................................      (6,433)               (6,433)
                                                                                   --------              --------
Total Stockholders' Equity ....................................................      32,265                32,948
                                                                                   --------              --------
Total Liabilities and Stockholders' Equity ....................................    $ 56,719              $ 64,058
                                                                                   ========              ========

See notes to condensed consolidated financial statements.

Candie's, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations
(Unaudited)

                                                                           Three Months Ended                Nine Months Ended
                                                                               October 31,                       October 31,
                                                                        -------------------------         ------------------------
                                                                          2000             1999             2000              1999
                                                                        --------         --------         --------         --------
                                                                                  (000's omitted, except per share data)
Net revenues ...................................................        $ 22,457         $ 22,175         $ 73,755         $ 76,483
Cost of goods sold .............................................          17,561           18,877           56,854           61,516
                                                                        --------         --------         --------         --------
Gross profit ...................................................           4,896            3,298           16,901           14,967

Licensing income ...............................................           1,310            1,151            3,649            2,009
                                                                        --------         --------         --------         --------
                                                                           6,206            4,449           20,550           16,976

Operating expenses:
Selling, general and administrative expenses ...................           7,427            8,281           20,496           24,359
Special charges ................................................               1            1,144              187            2,310
                                                                        --------         --------         --------         --------
                                                                           7,428            9,425           20,683           26,669

Operating loss .................................................          (1,222)          (4,976)            (133)          (9,693)

Other expenses:
Interest expense - net .........................................             418              307            1,318              958
Equity (income) loss in joint venture ..........................            (198)             116             (684)             453
                                                                        --------         --------         --------         --------
                                                                             220              423              634            1,411
                                                                        --------         --------         --------         --------

Loss before income taxes .......................................          (1,442)          (5,399)            (767)         (11,104)

Provision (benefit) for income taxes ...........................              26              346               61           (1,090)
                                                                        --------         --------         --------         --------

Net  loss ......................................................        $ (1,468)        $ (5,745)        $   (828)        $(10,014)
                                                                        ========         ========         ========         ========

Loss per common share:
         Basic .................................................        $   (.08)        $   (.32)        $   (.04)        $   (.56)
                                                                        ========         ========         ========         ========
         Diluted ...............................................        $   (.08)        $   (.32)        $   (.04)        $   (.56)
                                                                        ========         ========         ========         ========
Weighted average number of common shares outstanding:
         Basic .................................................          19,269           17,896           19,237           17,742
                                                                        ========         ========         ========         ========
         Diluted ...............................................          19,269           17,896           19,237           17,742
                                                                        ========         ========         ========         ========

See notes to condensed consolidated financial statements.

Candie's, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)

Nine Months Ended October 31, 2000
(000's omitted)

                                                                        Preferred
                                                                         & Common   Additional   Retained
                                                      Common Stock      Stock to be   Paid-In    Earnings     Treasury
                                                   Shares     Amount      Issued      Capital    (Deficit)      Stock        Total
                                                   ------    --------    --------    --------    --------     --------     --------
Balance at January 31, 2000 .................      19,209    $     19    $  6,000    $ 59,094    $(25,732)    $ (6,433)    $ 32,948

Issuance of common stock to retirement plan .         102          --          --         102          --           --          102

Issuance of common stock to directors .......          30          --          --          43          --           --           43

Net loss ....................................          --          --          --          --        (828)          --         (828)
                                                   ------    --------    --------    --------    --------     --------     --------
Balance at October 31, 2000 .................      19,341    $     19    $  6,000    $ 59,239    $(26,560)    $ (6,433)    $ 32,265
                                                   ======    ========    ========    ========    ========     ========     ========

See notes to condensed consolidated financial statements.

Candie's, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                                        Nine Months Ended
                                                                   --------------------------
                                                                   October 31,     October 31,
                                                                      2000            1999
                                                                   --------------------------
                                                                         (000's omitted)
OPERATING ACTIVITIES:
Net cash provided in operating activities .....................    $ 3,459            $ 3,965
                                                                   --------------------------

INVESTING ACTIVITIES:
     Purchases of property and equipment ......................     (1,147)            (1,819)
                                                                   --------------------------
Net cash used in investing activities .........................     (1,147)            (1,819)
                                                                   --------------------------

FINANCING ACTIVITIES:
     Proceeds from exercise of stock options and warrants .....         --                 98
     Capital lease and unsecured loan .........................         --              3,471
     Capital lease reduction ..................................       (690)              (574)
     Revolving notes payable - bank ...........................     (1,988)            (5,271)
                                                                   --------------------------
Net cash used in financing activities .........................     (2,678)            (2,276)
                                                                   --------------------------

DECREASE IN CASH ..............................................       (366)              (130)
Cash at beginning of period ...................................        643                598
                                                                   --------------------------

Cash at end of period .........................................    $   277            $   468
                                                                   ==========================

Interest paid .................................................    $ 1,329            $   996
                                                                   ==========================
Taxes refunded ................................................    $   (14)           $(1,982)
                                                                   ==========================

See notes to condensed consolidated financial statements.

Candie's, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

October 31, 2000


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended October 31, 2000 are not necessarily indicative of the results that may be expected for a full fiscal year.

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

Borrowings under the Line of Credit are formula based and available up to the maximum amount of the Line of Credit. Borrowings under the Line of Credit will bear interest at 0.50% above the prime rate. Certain borrowings in excess of an availability formula will bear interest at 2.5% above the prime rate. The
Company will also pay an annual facility fee of 0.25% of the maximum Line of Credit. The Line of Credit also contains certain financial covenants including minimum tangible net worth, certain specified ratios and other limitations. The Company has granted the lenders a security interest in substantially all of its assets.

At October 31 and January 31, 2000, borrowings under the Line of Credit totaled $11.8 million and $13.8 million, respectively, which were secured against factored receivables and inventory. Interest paid to Rosenthal during the nine months ended October 31, 2000 was $1.1 million. The borrowings bore interest at 10%, which rate is subject to an increase or decrease based on the terms of the agreement as stated above.

At October 31 and January 31, 2000, the Company had $0.5 million and $0.2 million, respectively, of outstanding letters of credit. The Company's letters of credit availability are formula based, taking into account borrowings under the Line of Credit, as described above.


NOTE C -- LOSS PER SHARE

Basic loss per share includes no dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period (including a provision for common shares to be issued in connection with the settlement agreement, See Note D-Commitments and Contingencies). Diluted loss per share calculation includes the basic shares from above and the impact of the exercise of stock options warrants and the conversion of the preferred shares to be issued in connection with the settlement agreement in each of the periods which would result in a dilutive effect.

The following is a reconciliation of the shares used in calculating basic and diluted earnings per share:

                                                            Three Months Ended October 31,  Nine Months Ended October 31,
                                                            ------------------------------  -----------------------------
                                                               2000              1999            2000             1999
                                                            ------------------------------  -----------------------------
                                                                                  (000's omitted)
Basic ......................................................    19,269         17,896         19,237         17,742
Effect of assumed conversions of employee stock options ....        --             --             --             --
Effect of assumed conversions of preferred stock ...........        --             --             --             --
                                                            ------------------------------  -----------------------------
Diluted ....................................................    19,269         17,896         19,237         17,742
                                                            ==============================  =============================

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

On or about January 31, 2000, the Company entered into a settlement agreement with the plaintiffs to settle the class action for total consideration of $10 million, payable in a combination of $4.0 million in cash and shares of the Company's common stock and convertible preferred stock. On July 7, 2000 the court conducted a hearing, and on July 12, 2000, the court entered a final Judgment and Order of Dismissal approving the settlement. The Company made the final cash payment on October 30, 2000.

On August 4, 1999, the staff of the Securities and Exchange Commission advised the Company that it had commenced a formal investigation into the actions of the Company and others in connection with, among other things, the accounting issues that were the subject of an investigation of the Special Committee of the Company's Board of Directors.

In December 2000 an action for breach of contract and breach of the duty of good faith and fair dealing was commenced against the Company and one of its subsidiaries in the United States District Court for the Southern District of New York by Michael Caruso, as trustee of the Claudio Trust, and Gene Montesano. The plaintiffs' allege that the Company breached certain representations contained in the September 24, 1998 Stock Purchase Agreement pursuant to which the defendants acquired the capital stock of the entity that owned the Bongo trademark. The plaintiffs are seeking to recover unspecified compensatory damages and costs, including attorneys' fees, and to rescind the Stock Purchase Agreement and related acquisition. The Company, which intends to vigorously defend the action, believes it has defenses available to it and that any remedy for rescission is unavailable. The Company is presently unable to assess the financial impact, if any, on the Company as a result of this action.

The Company is also a party to certain litigation incurred in the normal course of business. While any litigation has an element of uncertainty, the Company believes that the final outcome of any of the pending litigation incurred in the normal course of business will not have a material effect on the Company's financial position or future liquidity. Except as set forth above, the Company knows of no material legal proceedings, pending or threatened, or judgments entered, against any director or officer of the Company in his capacity as such.

NOTE E -- INVESTMENT IN JOINT VENTURE

On October 7, 1998, the Company formed Unzipped Apparel LLC ("Unzipped") with its joint venture partner Sweet Sportswear LLC ("Sweet"), the purpose of which was to market and distribute apparel under the Bongo and Candie's labels. The Company and Sweet each have a 50% interest in Unzipped. Pursuant to the terms of the joint venture, the Company licensed the Candie's and Bongo trademarks to Unzipped for use in the design, manufacture and sale of certain designated apparel products. As of January 31, 2000, the Company believed that Unzipped was in breach of certain provisions of the agreements among the parties, and notified Unzipped that the Company did not intend to contribute any additional capital toward the joint venture. The Company believed that its exposure related to Unzipped, should the joint venture dissolve, was adequately provided for at January 31, 2000. Subsequently, the Company resolved its disputes with Unzipped, which resolution included, among other things, the formal termination of the Candie's license to Unzipped.

The Company's share of joint venture income for the three months and nine months ended October 31, 2000 was $0.2 million and $0.7 million, respectively, based upon Unzipped's unaudited financial statements. As of October 31 and January 31, 2000, approximately $1.9 million and $2.5 million, respectively, of the Company's retained deficit represented the Company's proportionate share of Unzipped's losses.

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

The Company recorded royalty income from the joint venture of $0.3 million and $1.1 million for the three months and nine months ended October 31, 2000, respectively, and $0.3 million and $0.8 million for the three months and nine months ended October 31, 1999, respectively. At October 31, 2000, the receivable balance from Unzipped was approximately $571,000.


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

Such factors include, but are not limited to, uncertainty regarding continued market acceptance of current products and the ability to develop and market new products successfully, particularly in light of rapidly changing fashion trends, the impact of supply and manufacturing constraints or difficulties relating to the Company's dependence on foreign manufacturers, uncertainties relating to customer plans and commitments, competition, uncertainties relating to economic conditions in the markets in which the Company operates, the ability to hire and retain key personnel, the ability to obtain capital if required, the risks of litigation, the risks of uncertainty of trademark protection and other risks detailed below and in the Company's other Securities and Exchange Commission filings.

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

In addition, the timing of the receipt of future revenues could be impacted by the recent trend among retailers in the Company's industry to order goods closer to a particular selling season than they have done so historically. The Company continues to seek to

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued


expand and diversify its product lines to help reduce the dependence on any particular product line and lessen the impact of the seasonal nature of its business. However, the success of the Company will still remain largely dependent on its ability to predict accurately upcoming fashion trends among its customer base, build and maintain brand awareness and to fulfill the product requirements of its retail channel within the shortened timeframe required.

Unanticipated changes in consumer fashion preferences, slowdowns in the United States economy, changes in the prices of supplies, consolidation of retail chains, among other factors noted herein, could adversely affect the Company's future operating results.

Results of Operations

Revenues.

For the three months ended October 31, 2000. Net revenues increased by $0.3 million or 1.4% to $22.5 million, from $22.2 million in the comparable period of the prior year. The increase in revenue, primarily in the areas of Candie's and Bongo women's footwear of $3.0 million and unbranded merchandise of $0.6 million, reflects a shift of Fall product deliveries by the Company's customers from the second to the third fiscal quarter as well as continued consumer acceptance of the Company's brands. Retail store sales increased by $0.6 million, primarily as the result of new locations that were added in the current year. Deductions for returns and allowances decreased $0.6 million, primarily as a result of operating improvements targeting this area. Partially offsetting the increases noted above was a decrease in the Company's private label men's division of $2.1 million, the discontinuance of the Company's handbag line, which was licensed in May 2000, that resulted in a sales decrease of $1.6 million, and a decrease in the Company's sales of kids' merchandise of $0.8 million.

For the nine months ended October 31, 2000. Net revenues decreased by $2.7 million or 3.5% to $73.8 million, from $76.5 million in the comparable period of the prior year. The declines in revenue in the areas of kids' footwear of $3.1 million and unbranded merchandise of $0.7 million, were due in part to the Company's decision to focus on higher margin sales over greater volume. Also contributing to the revenue decline was the discontinuance of the Company's handbag line, which was licensed in May 2000, that resulted in a sales decrease of $1.3 million. The Company's private label men's division decreased by $3.1 million as a result of buying cutbacks from two significant customers. Partially offsetting the declines were increases in Candie's and Bongo women's sales of $3.2 million, reflecting continued consumer acceptance of the Company's brands. Retail store sales increased by $1.3 million, primarily as the result of additional stores added in the current year. Deductions for returns and allowances decreased $1.0 million primarily as a result of operating improvements targeting this area.

Gross Profit.

For the three months ended October 31, 2000. Gross profit margins increased to 21.8% from 14.9% in the comparable period of the prior year. The increase was primarily attributable to improved inventory management and reductions in sales returns and allowances.

For the nine months ended October 31, 2000. Gross profit margins increased to 22.9% from 19.6% in the comparable period of the prior year. The increase was primarily attributable to improved inventory management and reductions in sales returns and allowances.

Licensing Income

For the three months ended October 31, 2000. Licensing income increased by $0.2 million or 13.8% to $1.3 million from $1.1 million in the comparable period of the prior year. The increase was due to increased sales from existing licenses granted to the Company and, to a lesser extent, the granting of a new license.

For the nine months ended October 31, 2000. Licensing income increased by $1.6 million or 81.6% to $3.6 million from $2 million in the comparable period of the prior year. The increase was due to increased sales from existing licenses granted to the Company and, to a lesser extent, the granting of a new license.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Operating Expenses

For the three months ended October 31, 2000. Selling and administrative expenses decreased by $0.9 million or 10.3% to $7.4 million from $8.3 million in the comparable period of the prior year. The decreases in operating expenses were attributable to the Company's expense reduction initiatives and increased licensee contribution to the costs of the Company's marketing campaigns. These decreases were partially offset by increased retail store expenses associated with the increased number of operating locations. Special charges decreased by $1.1 million or 99.9% from the comparable period of the prior year. The special charges were comprised of professional fees relating to the special investigation of the Company conducted in the prior year.

For the nine months ended October 31, 2000. Selling and administrative expenses decreased by $3.9 million or 15.9% to $20.5 million from $24.4 million in the comparable period of the prior year. The decreases in operating expenses were attributable to the Company's expense reduction initiatives and increased licensee contribution to the costs of the Company's marketing campaigns. These decreases were partially offset by increased retail store expenses associated with the increased number of operating locations. Special charges decreased by $2.1 million or 91.3% to $0.2 million from $2.3 million in the comparable period of the prior year. The special charges were comprised of professional fees relating to the special investigation of the Company conducted in the prior year.

Interest Expense, net

For the three months ended October 31, 2000. Interest expense net, increased $0.1 million or 36.2% from the comparable period of the prior year. This increase resulted primarily from an increase in the average outstanding borrowings as well as interest rates that were higher in the current period than in the comparable period for the prior year.

For the nine months ended October 31, 2000. Interest expense net, increased $0.4 million or 37.6% to $1.3 million from $0.9 million in the comparable period of the prior year. This increase resulted primarily from an increase in the average outstanding borrowings as well as interest rates that were higher in the current period than in the comparable period for the prior year.

Equity Income (Loss) in Joint Venture

For the three months ended October 31, 2000. Income in joint venture increased by $0.3 million to $0.2 million from a $0.1 million loss in the comparable period of the prior year. The increase was due to increased sales of the Company's apparel products, which increase was partially offset by an increase in sales returns in the current period.

For the nine months ended October 31, 2000. Income in joint venture increased by $1.1 million to $0.7 million from a $0.4 million loss in the comparable period of the prior year. The increase was due to increased sales of the Company's apparel products.

Income Taxes.

For the three and nine months ended October 31, 2000. As the result of losses for both the three and nine month periods, only minimum state tax obligations were recorded.

Net Loss.

For the three months ended October 31, 2000. As a result of the foregoing, the Company's net loss in the current period was $1.5 million, compared to net loss of $5.7 million in the corresponding 1999 period.

For the nine months ended October 31, 2000. As a result of the foregoing, the Company's net loss in the current period was $0.8 million, compared to net loss of $10.0 million in the corresponding 1999 period.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Liquidity and Capital Resources

Working capital at October 31, 2000 increased approximately $1.5 million to $5.0 million from $3.5 million at January 31, 2000, primarily due to the reclassification of certain current liabilities to long term and certain long term assets to current, which was partially offset by the net loss recorded for the nine months ended October 31, 2000. At October 31, 2000, the current ratio was 1.2 to 1.

In the past, the Company has relied primarily upon revenues generated from operations, borrowings from its factor and sales of securities to finance its liquidity and capital needs. Net cash provided by operating activities totaled $3.4 million for the nine months ended October 31, 2000, compared to $4 million for the comparable period in 1999. Cash used in financing activities totaled $2.6 million compared to $2.3 million for the comparable period last year.

The cash generated from operating activities resulted primarily from a decrease in inventories.

Capital expenditures were $1.1 million during the nine months ended October 31, 2000, compared to $1.8 million for the nine months ended October 31, 1999. The Company anticipates capital expenditures of approximately $0.6 million primarily relating to new store openings and website development for the fiscal year ending January 31, 2001.

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

At October 31 and January 31, 2000, borrowings under the Line of Credit totaled $11.8 million and $13.8 million, respectively, which were secured against factored receivables and inventory. Interest paid to Rosenthal during the nine months ended October 31, 2000 was $1.1 million. The borrowings bore interest at 10%, which rate is subject to an increase or decrease based on the terms of the agreement as stated above.

At October 31 and January 31, 2000, the Company had $0.5 million and $0.2 million, respectively, of outstanding letters of credit. The Company's letters of credit availability are formula based which takes into account borrowings under the Line of Credit, as described above.

Other Borrowing Arrangements

In May 1999, the Company entered into a $3.5 million master lease agreement with a financial organization. The agreement requires the Company to collateralize property and equipment of $2.4 million, of which $1.4 million had been collateralized as of May 1999, with the remaining balance considered to be an unsecured loan. The term of the agreement is four years. The remaining balance as of October 31, 2000 is $2.3 million.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk - Not applicable.

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

On or about January 31, 2000, the Company entered into a settlement agreement with the plaintiffs to settle the class action for total consideration of $10 million, payable in a combination of $4.0 million in cash and shares of the Company's common stock and convertible preferred stock. On July 7, 2000 the court conducted a hearing, and on July 12, 2000, the court entered a final Judgment and Order of Dismissal approving the settlement. The Company made the final cash payment on October 30, 2000.

On August 4, 1999, the staff of the Securities and Exchange Commission advised the Company that it had commenced a formal investigation into the actions of the Company and others in connection with, among other things, the accounting issues that were the subject of an investigation of the Special Committee of the Company's Board of Directors.

In December 2000 an action for breach of contract and breach of the duty of good faith and fair dealing was commenced against the Company and one of its subsidiaries in the United States District Court for the Southern District of New York by Michael Caruso, as trustee of the Claudio Trust, and Gene Montesano. The plaintiffs' allege that the Company breached certain representations contained in the September 24, 1998 Stock Purchase Agreement pursuant to which the defendants acquired the capital stock of the entity that owned the Bongo trademark. The plaintiffs are seeking to recover unspecified compensatory damages and costs, including attorneys' fees, and to rescind the Stock Purchase Agreement and related acquisition. The Company, which intends to vigorously defend the action, believes it has defenses available to it and that any remedy for rescission is unavailable. The Company is presently unable to assess the financial impact, if any, on the Company as a result of this action.

The Company is also a party to certain litigation incurred in the normal course of business. While any litigation has an element of uncertainty, the Company believes that the final outcome of any of the pending litigation incurred in the normal course of business will not have a material effect on the Company's financial position or future liquidity. Except as set forth above, the Company knows of no material legal proceedings, pending or threatened, or judgments entered, against any director or officer of the Company in his capacity as such.


Item 2. Changes in Securities and Use of Proceeds.

During the three months ended October 31, 2000, the Company granted certain of its employees and directors 10 year non-qualified stock options to purchase a total of 620,500 shares of its common stock at prices ranging from $1.00 to $1.25 per share (an average of $1.106 per share). The 620,500 stock options were unregistered. The options were granted in private transactions pursuant to the exemption from registration under Sections 2(a) (3) and 4(2) of the Securities Act of 1933.


Item 4. Submission of Matters to a Vote of Security Holders.

On August 18, 2000 the Company held an Annual Meeting of Stockholders at which the holders of the Company's common stock voted on: (i) the election of directors and (ii) a proposal to approve the adoption of the Company's 2000 Stock Option Plan which provides for the grant of options to purchase up to 2,000,000 shares of the Company's common stock. The results of the vote were as follows:

Messrs. Neil Cole, Barry Emanuel, Steven Mendelow, Peter Siris and Mark Tucker were elected to serve as members of the Company's Board of Directors for the ensuing year and until the election and qualification of their successors.

The votes cast by stockholders with respect to the election of Directors were as follows:

                             Votes Cast                  Votes
      Director                  "For"                   Withheld
      --------                  -----                   --------

Neil Cole                    13,264,158                 939,918
Barry Emanuel                13,338,882                 865,194
Steven Mendelow              13,358,628                 845,448
Peter Siris                  13,354,658                 849,418
Mark Tucker                  13,344,767                 859,309

The Company's 2000 Stock Option Plan was approved by the stockholders. The votes cast by stockholders with respect to the 2000 Stock Option Plan were as follows:

    Votes Cast "For"         Votes Cast "Against"        Votes "Abstaining"
    ----------------         --------------------        ------------------

        2,999,989                 1,350,606                    89,290

In addition, there were 9,764,191 "broker non-votes" with respect to the proposal to adopt the Company's 2000 Stock Option Plan.


Item 5. Other Information.

The Company has recently been notified by Nasdaq that its common stock is trading below the $1.00 bid price requirement necessary for continued trading on Nasdaq and Nasdaq has given the Company 90 days from the notification date to regain compliance. The Company's common stock must trade at or above the $1.00 bid price for the period of time required by Nasdaq to maintain its listing. The Company believes that it has alternatives available to it to obtain compliance with the Nasdaq requirements within the 90 day period.


Item 6. Exhibits and Reports on Form 8-K

     a.   Exhibits

          Exhibit 10.1 - Candie's Inc. 2000 Stock Option Plan (incorporated herein by reference to Exhibit A to the Company's Proxy Statement dated July 18, 2000 contained in the Company's Schedule 14A filed with the SEC on July 18, 2000).

          Exhibit 27 - Financial Data Schedule (for SEC use only)

     b.   Reports on Form 8-K-None

Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             CANDIE'S, INC.
                                             --------------------------------
                                                   (Registrant)


Date:  December 14, 2000                 by:      /s/ Neil Cole
       --------------------                  --------------------------------
                                             Neil Cole
                                             Chairman of the Board, President
                                             and Chief Executive Officer


Date:  December 14, 2000                 by:      /s/ Richard Danderline
       --------------------                  --------------------------------
                                             Richard Danderline
                                             Executive Vice President of Finance
                                             and Operations

Index to Exhibits


Exhibit
Numbers        Description
-------        -----------

10.1 Candie's Inc. 2000 Stock Option Plan (incorporated herein by reference to Exhibit A to the Company's Proxy Statement dated July 18, 2000 contained in the Company's Schedule 14A filed with the SEC on July 18, 2000).

27             Financial Data Schedule (for SEC use only)