Form 10-K
period 2001-01-31
CANDIES INC
filed 2001-05-01
CIK 857737

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                    FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended January 31, 2001
                                       OR
[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______________to
         ______________.

                         Commission File Number 0-10593

                                 CANDIE'S, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                             ----------------------

     Delaware                                             11-2481903
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                   Identification No.)

     400 Columbus Avenue, Valhalla, New York                 10595
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
Yes  X   No
     -      -
   Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   The aggregate market value of the voting stock held by non-affiliates of the registrant as of the close of business on April 19, 2001, was approximately $30,120,982.

   As of April 19, 2001, 17,823,066 shares of Common Stock, par value $.001 per share were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

                            CANDIE'S, INC.-FORM 10-K

                                TABLE OF CONTENTS

                                                                                                           Page

PART I

       Item 1.    Business....................................................................................2
       Item 2.    Properties..................................................................................9
       Item 3.    Legal Proceedings...........................................................................9
       Item 4.    Submission of Matters to a Vote of Security Holders........................................10

PART II

       Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters......................10
       Item 6.    Selected Financial Data....................................................................11
       Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations......12
       Item 7A.   Quantitative and Qualitative Disclosure about Market Risk..................................18
       Item 8.    Financial Statements and Supplementary Data................................................18
       Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......18

PART III

       Item 10.   Directors and Executive Officers of the Registrant.........................................19
       Item 11.   Executive Compensation.....................................................................21
       Item 12.   Security Ownership of Certain Beneficial Owners and Management.............................25
       Item 13.   Certain Relationships and Related Transactions.............................................26

PART IV

       Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K...........................27

Signatures...................................................................................................28

Consolidated Financial Statements...........................................................................F-1

PART I

Item 1. Business

Introduction

     The history of the "CANDIE'S" brand spans over 23 years and has become synonymous with young, fun and fashionable, footwear marketed by innovative advertising and celebrity spokespersons. Candie's, Inc., which was incorporated in Delaware in 1978, and its subsidiaries (collectively, the "Company") is currently engaged primarily in the design, marketing, and distribution of moderately-priced women's casual and fashion footwear under the CANDIE'S(R)and BONGO(R)trademarks for distribution within the United States to department, specialty, chain and nine company-owned retail stores in the United States and to specialty stores internationally. The Company markets and distributes children's footwear under the CANDIE'S and BONGO trademarks, as well as a variety of men's workboots, hiking boots, winter boots, and outdoor casual shoes designed and marketed under private labels and the ASPEN(R)brand, which is licensed by the Company from a third party through Bright Star Footwear, Inc. ("Bright Star"), the Company's wholly-owned subsidiary. In 1998, the Company began licensing its CANDIE'S trademark for the purpose of building CANDIE'S into a lifestyle brand serving generation "Y" women and girls, and it currently holds licenses for fragrance, eyewear, handbags, watches and clothing. The Company licenses the BONGO trademark on jeanswear and apparel to department, specialty, and chain stores in the United States through Unzipped Apparel, LLC ("Unzipped"), the Company's joint venture with Sweet Sportswear LLC ("Sweet"), a subsidiary of Azteca Production International, Inc., and has recently executed licenses for use of the BONGO brand on kids' clothing and handbags.

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

Background of the Company and Acquisitions

     The Company began to license the use of the CANDIE'S trademark from New Retail Concepts, Inc. ("NRC") in June 1991, and in March 1993, purchased ownership of the CANDIE'S trademark from NRC together with certain pre-existing licenses of NRC, a then publicly traded company engaged primarily in the licensing and sublicensing of fashion trademarks and a significant stockholder of the Company. NRC's principal stockholder was also the Company's President and Chief Executive Officer. Effective August 18, 1998, the Company completed a merger with NRC, with the Company as the surviving entity.

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

Acquisition of Michael Caruso & Co., Inc.

     On September 24, 1998, the Company, through a wholly owned subsidiary, acquired all of the outstanding shares of Michael Caruso & Co., Inc. ("Caruso"). As a result of the transaction, the Company acquired the BONGO trademark as well as certain other related trademarks and two license agreements for use of the BONGO trademark, one for junior denim and sportswear and one for large size jeanswear, both of which licenses have been terminated. Prior to the closing of the acquisition, Caruso was the licensor of the BONGO trademark for use on footwear products sold by the Company, which license was terminated as of the closing. The purchase price for the shares acquired was approximately $15.4 million and was paid at the closing in 1,967,742 shares of the Company's Common Stock (the "Common Stock") (each share being valued at $7.75), plus $100,000 in cash. See Item 3, "Legal Proceedings."

     On March 24, 1999, 547,722 additional shares of the Company's Common Stock were delivered to the sellers upon the six month anniversary of the closing based on a contingency clause in the agreement requiring an upward adjustment in the number of shares delivered at closing. The issuance of the contingent consideration had no effect on the purchase price.

     This transaction was accounted for using the purchase method of accounting. The results of operations of Caruso are included in the accompanying financial statements from the date of acquisition.

Formation of Unzipped Apparel LLC

     On October 7, 1998, the Company formed Unzipped with its joint venture partner Sweet, the purpose of which is to market and distribute apparel under the BONGO label. Candie's and Sweet each have a 50% interest in Unzipped. Pursuant to the terms of the joint venture, the Company licenses the BONGO trademark to Unzipped for use in the design, manufacture and sale of certain apparel products for a term ending March 31, 2003. See Note 2 of the Notes to the Financial Statements.

Stockholders Rights Plan

     In January 2000, the Company's Board of Directors adopted a stockholder rights plan. Under the plan, each stockholder of the Company's Common Stock received a dividend of one right for each share of the Company's outstanding Common Stock, entitling the holder to purchase one thousandth of a share of Series A Junior Participating Preferred Stock, par value, $0.01 per share of the Company, at an initial exercise price of $6.00. The rights become exercisable and will trade separately from the Company's Common Stock ten business days after any person or group acquires 15% or more of the Company's Common Stock, or ten business days after any person or group announces a tender offer for 15% or more of the outstanding the Company's Common Stock.

Products

     CANDIE'S Footwear Products. The CANDIE'S brand, consisting of fashion and casual footwear, is designed primarily for women and girls aged 6-35. The footwear features a variety of styles. The retail price of CANDIE'S footwear generally ranges from $30 - $80 for women's styles and $35 - $50 for girls' styles. Four major and two interim times per year, as part of its Spring and Fall collections, the Company designs and markets 30 to 50 different styles. Approximately one-third of CANDIE'S women's styles are "updates" of the Company's most popular styles from prior periods, which the Company considers its "core" products. Approximately three-quarters of the girl's styles are versions of the best selling women's styles and the remaining one quarter are designed specifically for the girls' line.

     The Company's designers analyze and interpret fashion trends and translate such trends into shoe styles consistent with the CANDIE'S image and price points. Fashion trend information is compiled by the Company's design team through various methods, including travel to Europe and throughout the world to identify and confirm seasonal trends and shop relevant markets, utilization of outside fashion forecasting services and attendance at trade shows. Each season, subsequent to the final determination of that season's line by the design team and management (including colors, trim, fabrics, constructions and decorations), members of the design team travel to the Company's manufacturers to oversee the production of the initial sample lines.

     CANDIE'S Handbag Products. In the Fall of 1998, the Company began to design, market, and distribute women's handbags to department and specialty stores in the United States at retail prices ranging from $28 - $36. In March 2000, the Company entered into an agreement with Trebbianno LLC ("Trebbianno"), to license the handbag business to Trebbianno for a three year term with a three year renewal conditioned on Trebbianno achieving certain minimum sales. See "Trademarks and Licensing".

     BONGO Footwear, Jeanswear and Handbag Products. The Company designs, markets and distributes fashion and casual footwear at value price points under the BONGO name for women and girls aged 6-35. In addition, the Company through its joint venture, Unzipped, designs, markets and distributes jeanswear and apparel to the same targeted markets. The BONGO product lines are marketed to department, specialty, and chain stores in the United States. The retail prices range from $20-$45 for footwear and $20-$50 for jeanswear and $15-$25 for handbags. As of January 2001, BONGO kids' jeanswear was licensed to Mamiye Brothers for a term ending March 31, 2003. The BONGO handbag business was licensed to Innovo Group Inc. in April 2001 for a term ending March 31, 2003. See "Trademarks and Licensing".

     Private Label Products. In addition to sales under the CANDIE'S and BONGO trademarks, the Company arranges for the manufacture of women's footwear, acting as agent for mass market and discount retailers, primarily under the retailer's private label brand. Most of the private label footwear is presold against purchase orders and is backed by letters of credit opened by the applicable retailers. In certain instances the Company receives a commission based upon the purchase price of the products for providing design expertise, arranging for the manufacturing of the footwear, overseeing production, inspecting the finished goods and arranging for the sale of the finished goods by the manufacturer to the retailer.

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

Retail Operations

         The Company operates nine retail stores, consisting of five outlets and four specialty stores, with one additional specialty store scheduled to open in May 2001. The Company anticipates opening three to five additional retail stores during the next year as opportunities make themselves available. Retail revenues for the fiscal year ended January 31, 2001 ("Fiscal 2001") were $5.0 million or 5.3% of net revenues. Retail revenues for the fiscal year ended January 31, 2000 ("Fiscal 2000") were $2.8 million or 3.0% of net revenues. Retail revenues for Fiscal 1999 were $1.7 million or 1.5% of net revenues.

         The Company operates its retail stores, which complement its wholesale business, primarily to establish a direct relationship with the consumer, build the brand image and test products for the wholesale business. The Company also believes that retail stores provide an opportunity for the Company to promote its "lifestyle" concept by showcasing its increasing range of goods, which currently include apparel, handbags, fragrance, sunglasses and watches.

         The success of the Company's new and existing retail stores will depend on various factors, including general economic and business conditions affecting consumer spending, the acceptance by consumers of the Company's retail concept, the ability of the Company to manage its retail operations and the availability of desirable locations and favorable lease terms.

Advertising, Marketing and Website

     The Company believes that advertising to promote and enhance primarily the CANDIE'S, and to a lesser extent, the BONGO brand, is an important part of its long-term growth strategy. The Company believes that its innovative advertising campaigns featuring celebrities and performers, which have brought it national recognition, have resulted in increased sales and consumer awareness of its branded products. The Company's advertising appears in fashion magazines such as Marie Claire, Cosmopolitan, InStyle and Glamour, and teenage lifestyle magazines such as Teen, Teen People and Seventeen, as well as in television commercials, newspapers, on outdoor billboards and on the Internet.

     The Company maintains a website for the CANDIE'S brand, www.candies.com, which it launched in October 1999. In April 2000, the Company launched its first e-commerce initiative, a co-branded store to sell the CANDIE'S footwear collection in partnership with leading teen retailer "Journeys". The Company also maintains a website for the BONGO brand at www.bongo.com.

     The Company also maintains a corporate website that provides financial and background information about the Company located at www.candiesinc.com. Information contained in the candiesinc.com website is not a part of this report.

Manufacturing and Suppliers

     The Company does not own or operate any manufacturing facilities. The Company's footwear products are manufactured to its specifications by a number of independent suppliers currently located in Brazil, China, Italy, Spain and Taiwan. The Company believes that such diversification permits it to respond to customer needs and helps reduce the risks associated with foreign manufacturing. The Company has developed, and seeks to develop, long-term relationships with suppliers that can produce a high volume of quality products at competitive prices.

     The Company negotiates the prices of finished products with its suppliers. Such suppliers manufacture the products themselves or subcontract the production to other manufacturers or suppliers. Finished goods are purchased primarily on an open account basis, generally payable within 5 to 45 days after shipment.

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

     Once the design of a new shoe is completed (including the production of samples), which generally requires approximately one to two months, the shoe is offered for sale to wholesale purchasers. After orders are received by the Company, the acquisition of raw materials, the manufacture of the shoes and the shipment to the customer takes approximately one to two additional months.

     For Fiscal 2001 and Fiscal 2000, Redwood Shoe Corp. ("Redwood"), a related party buying agent for the Company, initiated the manufacture of approximately 66% and 48%, respectively, of the Company's total footwear purchases. At January 31, 2001, the Company had $6,024,178 of open purchase commitments with Redwood, representing 54% of the Company's total purchase commitments. At January 31, 2000, the Company had $13,775,920 of open purchase commitments with Redwood, representing 48% of the Company's total purchase commitments. At January 31, 1999, the Company had $28,117,820 of open purchase commitments with Redwood, representing 87% of the Company's total purchase commitments.

     There can be no assurance that, in the future, the capacity or availability of manufacturers or suppliers will be adequate to meet the Company's product needs.

Tariffs, Import Duties and Quotas

     All products manufactured overseas are subject to United States tariffs, customs duties and quotas. In accordance with the Harmonized Tariff Schedule, the Company pays import duties on its footwear products manufactured outside of the United States at rates ranging from approximately 3.2% to 48%, depending on whether the principal component of the product, which varies from product to product is leather or some other material. Accordingly, the import duties vary with each shipment of footwear products. Since 1981, there have not been any quotas or restrictions, other than the duties mentioned above, imposed on footwear imported by the Company into the United States.

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

Backlog

     On March 31, 2001, the Company had an estimated backlog of products on order of approximately $37,147,000, as compared to a backlog of approximately $33,827,000 at March 31, 2000. The backlog at March 31, 2001 is expected to be filled during Fiscal 2002. The backlog at any particular time is affected by a number of factors, including seasonality, the buying policies of retailers, scheduling of deliveries, and the manufacture and shipment of products.

Seasonality

     In previous years, demand for the Company's footwear peaked during the months of June through August (the Fall/back-to-school selling season). As a result, shipments of the Company's products in previous years were heavily concentrated in its second fiscal quarter. Accordingly, historically, operating results have fluctuated significantly from quarter to quarter.

Customers and Sales

     During Fiscal 2001, the Company sold its footwear products to more than 1,100 retail accounts consisting of department stores, including Federated Department Stores, Nordstrom's and May Company, specialty stores and other outlets in the United States. Primarily through its Bright Star division, the Company also sold its products to Wal-Mart and other mass merchandisers. In Fiscal 2001, no individual customer accounted for more than 10% of the Company's net revenues. In Fiscal 2000, Wal-Mart accounted for 10.2% of the Company's revenues.

     During Fiscal 2001 and Fiscal 2000, the Company also generated approximately $2,538,874 and $249,000, respectively, in sales to international markets. Sales to international markets in Fiscal 1999 were $208,000. The Company is continuing to evaluate existing and potential opportunities to expand its international business through distribution arrangements with third parties and direct sales.

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

     As of April 1, 2001, the Company utilized the services of 14 full time sales persons, four of whom are independent contractors who are compensated on a commission basis. The Company emphasizes customer service in the conduct of its operations and maintains a customer service department that processes customer purchase orders and supports the sales representatives by coordinating orders and shipments with customers.

Trademarks and Licensing

     The Company owns federal registrations or has pending federal registrations in the United States Patent and Trademark Office for CANDIE'S and BONGO in both block letter and logo format for use on footwear, apparel, fragrance, handbags, watches and various other goods and services. In addition, from time to time, the Company registers certain of its trademarks in other countries and regions including Canada, Europe, South and Central America and Asia.

     The Company regards the trademarks and other intellectual property rights that it owns and uses as valuable assets and intends to defend them vigorously against infringement. There can be no assurance, however, that the CANDIE'S or BONGO trademarks, or any other trademark that the Company owns or uses, does not, and will not, violate the proprietary rights of others, that any such trademark would be upheld if challenged, or that the Company would, in such an event, not be prevented from using such trademarks, which event could have a material adverse effect on the Company. In addition, there can be no assurance that the Company will have the financial or other resources necessary to enforce or defend an infringement action.

     The Company also owns other registered and unregistered trademarks that it does not consider to be material to its current operations.

     The Company has pursued and intends to pursue licensing opportunities for its trademarks as an important means for reaching the targeted consumer base, increasing brand awareness in the marketplace and generating additional income. Potential licensees are subject to a selective process performed by the
Company's management. The Company will enter into licensing agreements with additional parties in addition to those described below only if the Company believes that the prospective licensee has the requisite quality standards, understanding of the brand, distribution capabilities, experience in a respective business and financial stability, and that the proposed product can be successfully marketed. The Company currently holds licenses for the CANDIE'S trademark for use on fragrance, eyewear, handbags, clothing and watches, and for the BONGO trademark on clothing, jeanswear (women's and kids) and handbags.

     During Fiscal 1999, the Company granted Liz Claiborne Cosmetics, Inc. the exclusive right to license the CANDIE'S name and other trademarks for a variety of fragrance and fragrance-related products throughout the world for a term ending December 31, 2012. The licensee has a renewal option for a term of five to ten years ending December 31, 2017 or December 31, 2022, as applicable, depending upon the licensee's sales performance during the initial term. Also, in Fiscal 1999, the Company granted Viva Optique, Inc. the exclusive right to license the CANDIE'S brand for sunglasses and eyewear throughout the world for a term of three years ending January 31, 2002. The licensee has renewed the license for a term of three years ending January 31, 2005, and has an option to renew for an additional term ending January 31, 2008, if, among other things, it achieves threshold minimum sales during the current term.

     During Fiscal 2000, the Company entered into three additional licenses for use of the CANDIE'S trademark. The first is with respect to handbags and small leather goods with Trebbianno, which grants the exclusive right to use the trademark for a period of three years throughout the United States, Canada, the United Kingdom and Japan, with a three year option to renew by the licensee depending upon its performance during the initial term. The second is with respect to apparel with Gadzooks, Inc., which license grants the exclusive right to use the trademark on a year to year term throughout the United States, which term has just been renewed. The third is with respect to watches with Skagen Designs, Inc., which license grants the exclusive right to use the trademark in the United States and Canada for a period of three years, with a three year option to renew by the licensee dependent upon its performance.

     The Company also has a licensing arrangement with Unzipped that grants Unzipped the exclusive right to use the BONGO trademark in connection with apparel and jeanswear through March 31, 2003.

     During Fiscal 2000, the Company terminated three licenses, one for the use of the CANDIE'S trademark on legwear, one for the use of the BONGO trademark on junior denim and sportswear, and one for the use of the BONGO trademark on plus size jeans. On January 1, 2001, the Company entered into a new exclusive license with Mamiye Brothers for the sale and distribution of kids' jeanswear and clothing in the United States for a term ending March 31, 2003. On March 26, 2001, the Company entered into an exclusive license with Innovo Group Inc. for the sale and distribution of handbags and small leather and PVC goods for a term ending March 31, 2003.

     The Company also assumed from NRC a license agreement with Wal-Mart, which expires in July 2002, with respect to the NO EXCUSES trademark.

     The Company also sells footwear under the ASPEN trademark pursuant to a license from Aspen Licensing International, Inc. The ASPEN license agreement grants Bright Star the exclusive right to market and distribute certain categories of footwear under the ASPEN trademark in the United States, its territories and possessions, on an order by order basis.

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

Employees

     As of April 1, 2001, the Company employed a total of 201 persons in its corporate and retail operations, 132 of whom are full-time employees and 69 of whom are part-time employees. Four of the Company's employees are executives and the remainder are management, sales, marketing, product development, administrative, customer service representatives and retail store personnel. None of the Company's employees are represented by a labor union. The Company also utilizes the services of four independent contractors who are engaged in sales. The Company considers its relations with its employees to be satisfactory.

Other Material Developments

     In or about September 1999, the Company restated its financial statements for Fiscal 1998 and for the first three quarters of Fiscal 1999. In addition, the Company restated its previously issued financial statements for the three quarters ended April 30, 1998, July 31, 1998 and October 31, 1998. As a result of the restatement, the Company and certain of its current and former officers were sued for violations of the federal securities laws in the United States District Court for the Southern District of New York. These lawsuits were finally settled in July 2000 for total consideration of $10 million, payable to the class in a combination of $4.0 million in cash and $6.0 million in shares of the Company's common and convertible preferred stock. See Item 3, "Legal Proceedings".

     The staff of the Securities and Exchange Commission ("SEC") has also commenced a formal investigation into the Company's actions in connection with the accounting issues that were raised in connection with the restatement mentioned above. See Item 3 "Legal Proceedings".

Item 2. Properties

     The Company currently occupies approximately 13,500 square feet of office space at 400 Columbus Avenue, Valhalla, New York, 10595, pursuant to a lease, that expires on July 31, 2005. The monthly rental expense pursuant to the lease is approximately $24,953 per month depending on the Company's use of electricity.

     The Company also maintains nine domestic retail stores of which two specialty and one outlet stores are located in suburban shopping malls in various locations on the East Coast, two are outlet stores located in malls in New Jersey, one outlet and one specialty store are located in malls in Pennsylvania, one outlet store is located in Massachusetts and one outlet store is located in Florida. A tenth specialty store in Connecticut is scheduled to open in May 2001. The leases for the retail stores expire at various times between 2002 and 2010. In addition to specified monthly rental payments, additional rent at all shopping mall locations is based on percentages of annual gross sales of the retail store exceeding certain and proportionate amounts of monthly real estate taxes, utilities and other expenses relating to the shopping mall.

     The Company also occupies showrooms on the fifth and sixth floors at 215 W. 40th Street, New York. The lease for provides for monthly rental of $19,280 for both floors, and a lease expiration of March 31, 2003.

Item 3. Legal Proceedings

     In July 2000, the Company settled a stockholder class action brought in the United States District Court for the Southern District of New York (the "Court") entitled Willow Creek Capital Partners, L.P., v. Candie's, Inc., which alleged that the plaintiffs were damaged by reason of the Company's having issued materially false and misleading financial statements for Fiscal 1998 and the first three quarters of Fiscal 1999, which caused the Company's securities to trade at artificially inflated prices. Pursuant to the settlement the Company agreed to pay to the plaintiffs total consideration of $10 million, payable in a combination of $4 million in cash and the balance in the Company's Common Stock and convertible preferred stock. The Company has made the required $4 million cash payment. The remaining $6 million will be paid in the form of the Company's Common Stock and in preferred stock which will convert to the Company's Common Stock based on the price of the Company's Common Stock on the first and second anniversary of the "Effective Date" (August 2000) as defined in the settlement agreement approved by the Court. The shares of stock have not yet been issued because the plaintiffs' plan of distribution has not yet been finalized.

     On August 4, 1999, the staff of the SEC advised the Company that it had commenced a formal investigation into the actions of the Company and others in connection with, among other things, the accounting issues that were raised in connection with the restatement.

     In December 2000, an action for breach of contract and breach of the duty of good faith and fair dealing was commenced against the Company and one of its subsidiaries in the United States District Court for the Southern District of New York by Michael Caruso, as trustee of the Claudio Trust, and Gene Montesano. The plaintiffs allege that the Company breached certain representations contained in the September 24, 1998 Stock Purchase Agreement pursuant to which the defendants acquired the capital stock of the entity that owned the Bongo trademark. The plaintiffs are seeking to recover unspecified compensatory damages and costs, including attorneys' fees, and to rescind the Stock Purchase Agreement and related acquisition. The Company has filed a motion to dismiss the complaint, which motion has not yet been decided by the court. The Company, which intends to vigorously defend the action, believes it has defenses available to it and that any remedy for rescission is unavailable. The Company is presently unable to assess the financial impact, if any, on the Company as a result of this action.

     From time to time, the Company is also made a party to certain litigation incurred in the normal course of business. While any litigation has an element of uncertainty, the Company believes that the final outcome of any of these routine matters will not have a material effect on the Company's financial position or future liquidity. Except as set forth in this Item 3, the Company knows of no material legal proceedings, pending or threatened, or judgments entered, against any director or officer of the Company in his capacity as such.


Item 4. Submission of Matters to a Vote of Security Holders

     None.



PART II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     The Company's Common Stock has traded on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") since January 22, 1990 (under the symbol "CAND"). The following table sets forth, for the indicated periods, the high and low sales prices for the Company's Common Stock as reported by NASDAQ:

                                                         High              Low


Fiscal Year Ended January 31, 2001
     Fourth Quarter................................     $1.22             $0.44
     Third Quarter ................................      1.50              0.75
     Second Quarter................................      1.63              1.00
     First Quarter  ...............................      2.16              0.88

Fiscal Year Ended January 31, 2000
     Fourth Quarter................................     $1.75             $0.63
     Third Quarter  ...............................      1.75              0.56
     Second Quarter................................      3.13              2.81
     First Quarter  ...............................      4.00              2.63

     As of April 19, 2001, there were approximately 1,350 holders of record of the Company's Common Stock.

     The Company has not paid cash dividends on its common stock since its inception. The Company anticipates that for the foreseeable future, earnings, if any, will be retained for use in the business or for other corporate purposes, and it is not anticipated that any cash dividends will be paid by the Company in the foreseeable future. Cash dividends are subject to approval by Rosenthal & Rosenthal, Inc. ("Rosenthal"), the Company's lender.

     During the fiscal quarter ended January 31, 2001, the Company issued ten-year options to its employees to purchase an aggregate of 402,500 shares of the Company's Common Stock at exercise prices of: (i) $0.6875 for 242,500 shares, (ii) $0.8438 for 5,000 shares, (iii) $0.8750 for 150,000 shares, and
(iv) $1.0938 for 5,000 shares. The foregoing options were acquired by the holders for investment in private transactions exempt from registration by virtue of either Sections 2(a) (3) or 4(2) of the Securities Act of 1933.

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


                             Year Ended January 31,

                                                                     2001          2000           1999       1998      1997
                                                                     ----          ----           ----       ----      ----

Operating Data:
--------------
     Net revenue                                                   $ 95,194      $ 93,747      $ 115,069    $89,381   $45,005
     Operating (loss) income                                         (7,174)(1)   (22,862)(1)        786      4,889       891
     Net (loss) income                                               (8,200)      (25,176)          (641)     3,405     1,145
     (Loss) earnings per share:
        Basic                                                      $  (0.43)     $  (1.41)     $   (0.04)   $  0.30   $  0.13
        Diluted                                                       (0.43)        (1.41)         (0.04)      0.25      0.11
     Weighted average number of common shares outstanding:
        Basic                                                        19,231        17,798         15,250     11,375     9,143
        Diluted                                                      19,231        17,798         15,250     13,788    10,152



                                                  At January 31,

                                    2001      2000      1999      1998      1997
                                    ----      ----      ----      ----      ----

Balance Sheet Data:
------------------
     Current Assets               $23,772   $32,799   $45,216   $21,459   $ 9,039

     Total assets                  50,370    64,058    74,600    29,912    14,709

     Long-Term debt                 1,153     1,848       271        --        --

     Total stockholders' equity    24,745    32,948    51,849    23,550     8,608

(1) Includes special charges in 2001 of $2,674 and special charges and litigation costs in 2000 of $11,002. See Notes 5 and 9 of the Notes to the Financial Statements

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

     Such factors include, but are not limited to, uncertainty regarding continued market acceptance of current products and the ability to successfully develop and market new products particularly in light of rapidly changing fashion trends, the impact of supply and manufacturing constraints or difficulties relating to the Company's dependence on foreign manufacturers, uncertainties relating to customer plans and commitments, competition, uncertainties relating to economic conditions in the markets in which the Company operates, the ability to hire and retain key personnel, the ability to obtain capital if required, the risks of litigation and regulatory proceedings, the risks of uncertainty of trademark protection, the uncertainty of marketing and licensing acquired trademarks and other risks detailed below and in the Company's other SEC filings, and uncertainty associated with the impact on the Company in relation to recent events discussed above in this report.

     The words "believe", "expect", "anticipate", "seek" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date the statement was made.

     Seasonal And Quarterly Fluctuations. The Company's quarterly results may fluctuate quarter to quarter as a result of holidays, weather, the timing of footwear shipments, market acceptance of Company products, the mix, pricing and presentation of the products offered and sold, the hiring and training of additional personnel, the timing of inventory write downs, fluctuations in the cost of materials, the mix between wholesale and licensing businesses, and the incurrence of other operating costs and factors beyond the Company's control, such as general economic conditions and the action of competitors. Accordingly, the results of operations in any quarter will not necessarily be indicative of the results that may be achieved for a full fiscal year or any future quarter.

     In addition, the timing of the receipt of future revenues could be impacted by the recent trend among retailers in the Company's industry to order goods closer to a particular selling season than they have historically done so. The Company continues to seek to expand and diversify its product lines to help reduce the dependence on any particular product line and lessen the impact of the seasonal nature of its business. The success of the Company, however, will still largely remain dependent on its ability to predict accurately upcoming fashion trends among its customer base, build and maintain brand awareness and to fulfill the product requirements of its retail channel within the shortened timeframe required. Unanticipated changes in consumer fashion preferences, slowdowns in the United States economy, changes in the prices of supplies, consolidation of retail establishments, among other factors noted herein, could adversely affect the Company's future operating results.

General Introduction

     Of the Company's net loss of $8.2 million for Fiscal 2001, $4.3 million was attributable primarily to losses on recurring operations, $2.7 million for non recurring and special charges and $1.7 million of interest expense, which was partially offset by $0.7 million of joint venture income, which resulted from the Company's decision to suspend booking its share of joint venture losses beyond its maximum liability. See Note 2 of the Notes to the Financial Statements.

     The Company's operating loss excluding non-recurring and special charges decreased by $7.4 million to $4.5 million in Fiscal 2001, from $11.9 million in Fiscal 2000, primarily due to a 3.4% increase in the gross profit margin, a 9.4% decrease in selling, general and administrative expenses and a 53% increase in licensing income.

     The Company's non recurring and special charges included $1.0 million for the write off of impaired software costs, $0.7 million for restructuring the Company's sales force and obligations to certain terminated employees, $0.2 million for expenses related to warehouse consolidation and the Company's relocation to new corporate headquarters, $0.6 million to write off intangible assets related to an impaired Bongo license and $0.2 million of special legal costs related to matters connected with the restatement of the Company's results for Fiscal 1998 and the first three quarters of Fiscal 1999. See Item 3 "Legal Proceedings."

     In Fiscal 2001, the Company recorded net income of $ 0.7 million related to the Unzipped joint venture. The income resulted from the Company's suspension of recording losses of Unzipped in excess of its commitment to fund such losses. See Note 2 of the Notes to the Financial Statements.

     As part of its plan to improve its operating results, the Company is focusing its efforts on its core branded footwear business, including increasing sales through its own retail stores, while continuing to expand its licensing program, which it believes will enhance the Company's brands and will generate additional income. The Company continues to focus on its initiative to improve inventory turn, which it believes should result in improved gross profit margins.


Results of Operations

Fiscal 2001 Compared to Fiscal 2000

     Revenues. During Fiscal 2001, net sales decreased by $129,000 to $90.7 million. Revenue from sales of Candie's and Bongo women's footwear increased by $6.7 million, or 10.9%, reflecting the Company's focus on improving in its core branded footwear business. In addition, sales at Candie's retail stores increased by $2.3 million, or 81.4%, as a result of new locations added in Fiscal 2001, as well as an increase in comparable stores sales of 15.9%. Deductions for returns and allowances decreased $1.2 million or 12.2%, primarily as a result of operating improvements targeting this area. Offsetting the increases noted above were a decrease in handbag revenues of $2.5 million, or 55.6%, resulting from the discontinuance of the Company's handbag line which was licensed in March 2000, and a decrease in sales of kids' footwear, which decreased $3.6 million, or 22.3%, due to, among other things, increased competition in the kids' footwear area. Sales of unbranded merchandise also decreased by $1.6 million, or 48.3%. Men's private label division sales decreased $2.7 million or 21.3%, as a result of buying cutbacks from two significant customers.

     Licensing income increased $1.5 million or 53.4% to $4.5 million for Fiscal 2001 from $3.0 million in the prior year. The increase was due to increased sales from existing licenses and, to a lesser extent, the granting of new licenses.

     Gross Profit. Gross profit increased by $4.6 million to $24.0 million in Fiscal 2001 or 23.7% from $19.4 million in the prior year. As a percentage of net revenues, gross profit margin increased by 4.5 percentage points to 25.2% from 20.7% in the prior year. The increase is primarily attributable to improved inventory management, reductions in sales returns and allowances, an increase in retail sales that have higher gross profit margins, and an increase in licensing income.

     Operating Expenses. During Fiscal 2001, selling, general and administrative expenses decreased by $2.8 million to $28.5 million, compared to $31.3 million during the prior year. The decreases in operating expenses were attributable to the Company's expense reduction initiatives and increased contribution by licensees to the costs of the Company's marketing campaigns. Partially offsetting these decreases was an increase in overhead expenses relating to the Company's operations including the overall expansion of retail operations and the addition of operating locations.

     The Company's non recurring and special charges included $1.0 million for the write off of impaired software costs, $0.7 million for restructuring the Company's sales force and obligations to certain terminated employees, $0.2 million for expenses related to warehouse consolidation and the Company's relocation to new corporate headquarters, $0.6 million to write off intangible assets related to an impaired Bongo license and $0.2 million of special legal costs related to matters connected with the restatement of the Company's results for Fiscal 1998 and the first three quarters of Fiscal 1999. The Company has also incurred substantial additional costs in evaluating various new potential borrowing arrangements, the restatement of its Fiscal 1998 and Fiscal 1999 financial results, the investigation conducted by the Special Committee of the Board of Directors and the costs of defending the class action lawsuit and SEC investigation. These one time charges include $0.2 million in Fiscal 2001 and $3.0 million in Fiscal 2000 as well as an $8.0 million charge for the litigation settlement in Fiscal 2000.

     Operating Loss. The Company sustained an operating loss of $7.2 million for Fiscal 2001, compared to an operating loss of $22.9 million for Fiscal 2000.

     Interest Expense. Interest expense in Fiscal 2001 increased by $0.2 million to $1.7 million, primarily as a result of higher average borrowings and higher interest rates than in Fiscal 2000 under the Company's credit facility.

     Equity (Income) Losses in Joint Venture. The Company recorded joint venture income from Unzipped of $0.7 million in Fiscal 2001 resulting from the Company not recording its share of Unzipped losses since they exceeded the Company's commitment to fund such losses, compared to a loss of $2.0 million in the prior year, which resulted primarily from larger losses of Unzipped due to the discontinuance of the Candie's jeans line in Fiscal 2000. See Note 2 of the Notes to Financial Statements.

     Income Tax Provision. The income tax provision of $66 thousand consists of statutory minimum taxes. The income tax benefit, which would have resulted from the Fiscal 2001 losses, was offset by an increase of $2.9 million in the Company's deferred tax valuation allowance to $12.2 million. The Company has a net deferred tax asset of approximately $3.6 million that management believes will be recoverable from profits to be generated over the next few years. The valuation allowance of $12.2 million represents amounts that can not be assured of recoverability. See Note 13 of the Notes to the Financial Statements.

     Net Loss. As a result of the foregoing, the Company sustained a net loss of $8.2 million for Fiscal 2001, compared to a net loss of $25.2 million for Fiscal 2000.

Fiscal 2000 Compared to Fiscal 1999

     Revenues. During Fiscal 2000, net revenues decreased by $23.9 million or 20.8% to $90.8 million due primarily to decreased sales of CANDIE'S brand footwear of $15.1 million, decreased private label sales of $5.3 million, decreased sales of girls footwear of $2.4 million and the absence of the Fiscal 1999, one time revenues of $2.1 million generated in connection with certain customers. These decreases in Fiscal 2000 net revenues were partially offset by sales increases in handbags of $1.2 million and retail sales increases of $1.1 million. The decline in footwear revenue was attributable to decreased consumer acceptance of the footwear styles the Company offered in Fiscal 2000.

     Licensing Income increased $2.6 million to $3.0 million for Fiscal 2000. This increase was attributable to the acquired Bongo license and newly granted fragrance and eyewear licensing arrangements.

     Gross Profit. Gross profit decreased in Fiscal 2000 by $7.2 million or 27.2% to $19.4 million from $26.6 million in the prior year. As a percentage of net revenues, gross profit in Fiscal 2000 decreased to 24.7% from 23.2% in Fiscal 1999. This decline in gross profit rate was primarily attributable to promotional pricing discounts. The decreased gross profit was comprised as follows: $2.9 million for girls' footwear, $4.9 million for CANDIE'S brand footwear, $1.2 for Bongo, $0.3 for handbags and $1.1 for private label, which were partially offset by the increased retail store profits of $0.5 million.

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

     In addition, the Company incurred significant non recurring litigation and legal and administrative costs to investigate and respond to certain issues and claims relating to the restatement of its Fiscal 1999 quarterly results and Fiscal 1998 results. These one-time charges include, a litigation settlement of $8 million and $3 million in legal and administrative and certain litigation costs. See Item 3 "Legal Proceedings."

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

     Equity Losses in Joint Venture. The Unzipped joint venture recorded a loss of $4.0 million for Fiscal 2000 primarily due to the discontinuance of the CANDIE'S jeans line. The Company's share of this loss was $2.0 million or 2.2% of net revenues, as compared to the prior fiscal year loss of $1.1 million with the Company's portion being $0.5 million.

     Income Tax Benefit. The income tax benefit was limited to $1.1 million or 4% of pre tax losses due to the establishment of a valuation provision of $9.3 million in Fiscal 2000. The Company has a net deferred tax asset of approximately $3.6 million that management believes will be recoverable from profits to be generated over the next few years. The valuation allowance of $9.3 million represents amounts that can not be assured of recoverability. See Note 13 of the Notes to the Financial Statements.

     Net Loss. As a result of the foregoing, the Company sustained a net loss of $25.2 million for Fiscal 2000, compared to a net loss of $0.6 million, for the prior fiscal year.

Liquidity and Capital Resources

     Working Capital. Working capital decreased $4.3 million to negative $0.7 million at January 31, 2001 from approximately $3.5 million at January 31, 2000. The decrease is due primarily to losses in Fiscal 2001. At January 31, 2001, the current ratio of assets to liabilities was 0.97 to 1 as compared to 1.12 to 1 for the prior fiscal year.

     The Company continues to rely upon trade credit, revenues generated from operations, especially private label and licensing activity, as well as borrowings from its factor to finance its operations. Net cash provided from operating activities totaled $7.7 million in Fiscal 2001, as compared to $3.3 million in Fiscal 2000.

     Capital expenditures. Capital expenditures were $1.9 million for Fiscal 2001 as compared to $2.8 million for the prior year. The current year capital expenditures include retail store additions of $0.1 million, the acquisition of data processing software and equipment, and website development costs of $0.8 million, and the remainder consisting primarily of in store shops, showroom and office additions. The Company's 2002 capital expenditure plan of $3.0 million includes $1.3 million for up to five additional retail stores, $1.1 million for data processing software and equipment, $0.4 million for website development, and $0.2 million for in store shops. The Company believes that it will be able to fund these anticipated expenditures primarily with cash from operations supplemented by borrowings under its existing revolving credit facility.

     Financing Activities. During Fiscal 1999, substantially all of the Company's outstanding Class C warrants ("Warrants") were exercised and the Company received aggregate proceeds of approximately $7.16 million from the exercise of the Warrants. The proceeds were used to repay short-term borrowings. Each Warrant entitled the holder thereof to purchase one share of the Company's Common Stock at an exercise price of $5.00. In addition, in Fiscal 1999, the Company received proceeds of $1.17 million, in connection with the issuance of the Company's Common Stock relating to the exercise of outstanding stock options.

     On August 18, 1998, the Company completed the merger with NRC. Each issued and outstanding share of NRC Common Stock and each issued and outstanding option to purchase one share of NRC Common Stock, prior to the effective date, were converted, respectively, into 0.405 shares of the Company's Common Stock and into options to purchase 0.405 shares of common stock, respectively. The merger was accounted for using the purchase method of accounting.

     At the effective date, there were 5,743,639 outstanding shares of NRC Common Stock and options to purchase 1,585,000 shares of NRC Common Stock. The 5,743,639 outstanding shares were converted to 2,326,174 shares of the Company's Common Stock and the 1,585,000 options were converted into options to purchase 641,925 shares of the Company's Common Stock. NRC also owned 1,227,696 shares of the Company's Common Stock and had options and warrants to purchase an additional 800,000 shares of the Company's Common Stock. These options and warrants were extinguished upon consummation of the merger.

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

     The purchase price for the shares acquired was approximately $15.4 million and was paid at the closing in 1,967,742 shares of the Company's Common Stock (each share being valued at $7.75), plus $0.1 million in cash. In March 1999, an additional 547,722 shares of the Company's Common Stock were delivered to the sellers based on a clause in the agreement requiring an upward adjustment in the number of shares delivered at the closing.

     Matters Pertaining to Unzipped. On or about October 31, 1999, the Company made a $0.5 million capital contribution to Unzipped. In addition, pursuant to the terms of the Operating Agreement of Unzipped, on January 31, 2003, the Company must purchase from Sweet, Sweet's entire interest in Unzipped at the aggregate purchase price equal to 50% of 7.5 times EBITDA of Unzipped for the fiscal year commencing on February 1, 2002 and ending January 31, 2003. The Company has the right, in its sole discretion, to pay for such interest in cash or shares of the Company's Common Stock. In the event the Company elects to issue shares of the Company's Common Stock to Sweet, Sweet shall receive shares of the Company's Common Stock and the right to designate a member to the Board of Directors for the Company until the earlier to occur of (i) the sale of any of such shares or (ii) two years from the date of closing of such purchase. Unzipped reported an unaudited operating loss of $1.7 million for the Fiscal 2001 and an operating loss of $4.0 million for Fiscal 2000. The Company's share of the losses are $0.9 million and $2.0 million respectively. The Company has suspended booking its share of Unzipped losses beyond its maximum liability. See
Note 2 of the Notes to the Financial Statements.

     Current Revolving Credit Facility. On October 28, 1999, the Company entered into a two-year $35 million revolving line of credit (the "Line of Credit") with Rosenthal & Rosenthal, Inc. ("Rosenthal") and terminated its former credit facility. On November 23, 1999, First Union National Bank entered into a co-lending arrangement and became a participant in the Line of Credit. Borrowings under the Line of Credit are formula based and available up to the maximum amount of the Line of Credit. Borrowings under the Line of Credit bear interest at 0.5% above the prime rate. Certain borrowings in excess of an availability formula will bear interest at 2.5% above the prime rate. The Company also pays an annual facility fee of 0.25% of the maximum Line of Credit. The minimum factoring commission fee for the initial term is $0.5 million. As of April 3, 2001, the Company extended its factoring agreement with Rosenthal through April 30, 2003. As of January 31, 2001 the outstanding borrowing under the facility was $8.9 million, including outstanding letters of credit. Borrowings under the Line of Credit were secured against factored receivables of $7.5 million and inventory. Interest paid to Rosenthal for Fiscal 2001 was $1.4 million.

     The Line of Credit contains two financial covenants for tangible net worth and working capital. The Company was not in compliance with these financial covenants as of January 31, 2001 and received an waiver from Rosenthal that exempts the financial covenants through July 31, 2001. The Company is negotiating with Rosenthal and other lenders to refinance this loan and expects to be able to do so by July 31, 2001.

     In May 1999, the Company entered into a $3.5 million master lease and loan agreement with OneSource Financial Corp. The agreement requires the Company to collateralize property and equipment of $1.9 million with the remaining balance considered to be an unsecured loan. The term of the agreement is four years at an effective annual interest rate of 10.48%. The outstanding loan balance as of January 31, 2001 was $1.9 million. The interest paid for Fiscal 2001 was $1.2 million. The quarterly payment on the loan is $260,000, including interest.

     The Company's cash requirements fluctuate from time to time due to, among other factors, seasonal requirements, including the timing of receipt of merchandise. The Company believes that it will be able to satisfy its ongoing cash requirements for the foreseeable future, including for the proposed expansion of its retail operations during Fiscal 2002, primarily with cash flow from operations, supplemented by borrowings under its existing revolving credit facility. However, if the Company's plans change or its assumptions prove to be incorrect it could be required to obtain additional capital that may not be available to it on acceptable terms.

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

     The Company's products are marketed primarily for Fall and Spring seasons, with slightly higher volumes of products sold during the second quarter.

Effects of Inflation

     The Company does not believe that the relatively moderate rates of inflation experienced over the past few years in the United States, where it primarily competes, have had a significant effect on revenues or profitability.

Net Operating Loss Carry Forwards

     At January 31, 2001, the Company had available net operating losses of approximately $31.1 million for income tax purposes, which expire in the years 2006 through 2021. Because of "ownership changes"(as defined in Section 383 of the Internal Revenue Code) occurring in previous fiscal years, the utilization of approximately $4.6 million of the net operating losses is limited to $0.6 million per year and expires 2006 through 2007. The remaining $26.1 million is not subject to such limitation and expires 2009 through 2021. See Note 13 of the Notes to the Financial Statements.

New Accounting Standards

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires entities to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 in Fiscal 2002 is not expected to have a material effect on the Company's financial statements.

     On December 3, 1999 the SEC staff issued Staff Accounting Bulletin ("SAB") No. 101. SAB No. 101 provides guidance on applying generally accepted accounting principles to selected revenue recognition issues. This SAB was adopted in Fiscal 2001 and it did not have a material effect on the Company's revenue recognition policy.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

     The Company limits exposure to foreign currency fluctuations in most of its purchase commitments through provisions that require vendor payments in United States dollars. The Company's earnings may also be affected by changes in short-term interest rates as a result of borrowings under its line of credit facility. A two or less percentage point change in interest rates would not materially effect the Company's Fiscal 2001 and Fiscal 2000 net loss.

Item 8.  Financial Statements and Supplementary Data

     The financial statements required to be submitted in response to this Item 8 are set forth in Part IV, Item 14 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     As previously reported, on June 17, 1999, the Company dismissed Ernst & Young LLP ("E&Y") as its independent auditors. The reports of E&Y on the financial statements of the Company for Fiscal 1998 and the fiscal year ended January 31, 1997 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

     The information with respect to the Company's change in auditors was reported in the Company's Form 8-K for the event dated June 17, 1999.

PART III


Item 10. Directors and Executive Officers of the Registrant

DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES OF THE COMPANY

     Set forth below is a list of the directors, executive officers and key employees of the Company and their respective ages and positions are as follows:


Name                                  Age      Position

Neil Cole                             44       Chairman of the Board, President and Chief Executive Officer

Deborah Sorell Stehr                  38       Senior Vice President, Secretary and General Counsel

Richard Danderline                    47       Executive Vice President, Finance and Operations

John McPhee (key employee)            38       President of Wholesale Sales

Barry Emanuel                         59       Director

Mark Tucker                           53       Director

Steven Mendelow                       58       Director

Peter Siris                           56       Director

Ann Iverson                           57       Director

     Neil Cole has been Chairman of the Board, President and Chief Executive Officer of the Company since February 23, 1993. Mr. Cole's family began the Candie's business in the late 1970's. After the brand was sold by the family, Mr. Cole re-purchased the brand and founded the Company in 1992. From February through April 1992, Mr. Cole served as a director and as acting President of the Company. Mr. Cole also served as Chairman of the Board, President, Treasurer and a director of New Retail Concepts, Inc. ("NRC"), from its inception in 1986 until it was merged with and into the Company in August 1998. Mr. Cole is an attorney who graduated from Hofstra law school in 1982.

     Deborah Sorell Stehr joined the Company in December 1998 as Vice President and General Counsel, and was promoted to Senior Vice President in November 1999. From September 1996 to December 1998, Ms. Sorell Stehr was Associate General Counsel with Nine West Group Inc. ("Nine West"), a women's' footwear corporation with sales approximating $2.0 billion, where Ms. Sorell Stehr was primarily responsible for overseeing legal affairs relating to domestic and international contracts, intellectual property, licensing, general corporate matters, litigation and claims. Prior to joining Nine West, Ms. Sorell Stehr practiced law for nine years at private law firms in New York City and Chicago in the areas of corporate law and commercial litigation.

     Richard Danderline joined the Company as Executive Vice President - Finance and Operations in June 2000. For the thirteen years prior to joining the Company, he served as Vice President, Treasurer and Chief Financial Officer of AeroGroup International, Inc ("Aerosoles"), a privately held footwear company. Prior to joining Aerosoles, he served as Vice President and Chief Financial Officer of Kenneth Cole Productions, Inc., where he was part of a management-led buyout of its What's What division, which later became Aerosoles. Mr. Danderline's experience also includes serving as Vice President and Controller of Energy Asserts International, Inc. and as Vice President and Controller of XOIL Energy Resources, Inc. Mr. Danderline is certified public accountant who began his career with Touche Ross & Co., the predecessor of Deloitte & Touche LLP.

     John J. McPhee joined the Company in October 1996 as President of the Candie's Kids division. Mr. McPhee was promoted to President of Wholesale Sales in March 2000. From October 1992 to October 1996 Mr. McPhee was President of the Children's Footwear Division of Sam & Libby, Inc. Prior to Sam & Libby, Mr. McPhee held various executive positions with Jumping-Jacks Shoes. Mr. McPhee is a graduate of Santa Clara University.

     Barry Emanuel has been a director of the Company since May 1993. For more than the past five years, Mr. Emanuel has served as President of Copen Associates, Inc., a textile manufacturer located in New York, New York.

     Mark Tucker has been a director of the Company since May 1996. From August 1993 to the present, Mr. Tucker has been a principal of Mark Tucker, Inc., a family owned business engaged in the design and import of shoes. Mr. Tucker has also been affiliated with Redwood Shoe Corp. ("Redwood"), a manufacturer and distributor of footwear since June 1993. From December 1992 to August 1993, he was an independent consultant to the shoe industry. From July 1992 to December 1992, Mr. Tucker was employed as Director of Far East Shoe Wholesale Operations for United States Shoe Far East Limited, a subsidiary of U.S. Shoe Corp. For more than five years prior to July 1992, Mr. Tucker was a principal of Mocambo Ltd., a family owned shoe design and import company

     Steven Mendelow has been a principal with the accounting firm of Konigsberg Wolf & Co. and its predecessor, which is located in New York, New York since 1972. Mr. Mendelow was a director of NRC from April 1, 1992 until NRC merged into the Company in August 1998.

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

     Ann Iverson joined the Board in March 2001. Since 1998, she has been the President and CEO of International Link, Inc., a consulting company providing value to corporations in making strategic decisions. From June 1995 until forming International Link, Ms. Iverson worked as the Group Chief Executive of Laura Ashley in the United Kingdom. Prior to that she was the President and CEO of KayBee Toy Stores and CEO of Mothercare UK, Ltd based in England. In addition to being a member of the Company's board, Ms. Iverson currently sits on the board of Owens Corning, Inc., a leader in the building materials systems and composites systems industry, and serves as a member of its Audit Committee. Ms. Iverson is also Chairman of Portico Bed & Bath Inc., and a board member at Brooks Sports, Inc. Ms. Iverson, who brings to the Board over 40 years of experience in the fashion and retail industry, has been the recipient of numerous industry awards, including the Ellis Island Medal of Honor and Retailer of the Year in the United Kingdom.

     All directors hold office until the next annual meeting of stockholders or until their successors are elected and qualified. All officers serve at the discretion of the Board of Directors.

Compensation Committee Interlocks and Insider Participation

     In or about January 2001, the Company formed a Compensation Committee of the Board of Directors, which was initially comprised of Messrs. Mendelow, Siris and Emanuel. Prior to forming the Compensation Committee, decisions as to executive compensation were made by the Company's Board of Directors, primarily upon the recommendation of Mr. Cole. During Fiscal 2001, Mr. Cole, the Company's Chief Executive Officer, in his capacity as a director, also engaged in Board deliberations regarding the determination of executive officer compensation. Mr. Tucker, in his capacity as a director also participated in the determination of executive officer compensation. Mr. Tucker is affiliated with Redwood, the Company's principal buying agent. During Fiscal 2001, none of the executive officers of the Company served on the board of directors or the compensation committee of any other entity. In or about March

2001,  Ms.  Iverson  joined  the Board  and was  appointed  to the  Compensation
Committee. Ms. Iverson also serves on the compensation committee of Brooks Sports, Inc.

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

     Based solely on the Company's review of the copies of such forms received by it, the Company believes that during Fiscal 2001, filing requirements applicable to its officers, directors and 10% stockholders of the Common Stock were complied with, except that Mr. Siris failed to file timely a Form 3 in March 2000, when he became a director of the Company.


Item 11. Executive Compensation

     The following table sets forth all compensation paid or accrued by the Company for the Fiscal 2001, 2000 and 1999, to or for the Chief Executive Officer and for the other persons that served as executive officers of the Company during Fiscal 2001 whose salaries exceeded $100,000 and for John J. McPhee who is a key employee but not an executive officer of the Company (collectively, the "Named Persons"):

                                                        Summary Compensation Table
                                        -----------------------------------------------------------
                                                                                 Long-Term
                                           Annual Compensation              Compensation Awards
                                        ---------------------------    ----------------------------
                                                                             Other      Securities
     Name & Principal           Fiscal                                    Annual Com-   Underlying
        Positions                Year     Salary          Bonus(1)       pensation (2)  Options (3)
---------------------------    -------- -----------     -----------    --------------- ------------
Neil Cole                        2001   $ 500,000        $               $  10,000        617,250
Chairman, President &            2000     500,436              -- (4)       12,500        410,000
Chief Executive Officer          1999     445,833              --               --      1,506,124(5)

Deborah Sorell Stehr             2001     166,667          25,000               --         80,000
Senior Vice President &          2000     132,692          25,000               --         50,000
General Counsel                  1999      24,167              --               --         30,000

Richard Danderline               2001   $ 120,513          25,000               --        160,000
Executive Vice President -
Finance & Operations

John McPhee                      2001   $ 228,642          25,000               --        110,000
President of Wholesale Sales     2000     243,284          25,000               --         50,000
                                 1999     214,037         100,000               --             --

John M. Needham                  2001     113,333           7,000               --             --
Vice President of Finance        2000       3,923              --               --         75,000(6)


     (1)  Represents bonuses accrued under employment agreements.
     (2)  Represents amounts earned as director's fees.
     (3)  On December 11, 1998, certain options were re-priced to $3.50.
     (4) As a result of the Company's restatement of certain financial statements, the $105,500 bonus to Mr. Cole previously reported was repaid by Mr. Cole to the Company in Fiscal 2001.

     (5) 446,124 options of the Company's Common Stock were granted to the Named Persons for compensation for services provided to NRC prior to the merger with the Company. Also includes 10,000 options to purchase shares earned as director's fees.
     (6) Mr. Needham left the Company on September 22, 2000, and pursuant to his stock option agreement such options expired upon his termination.

Option Grants in Fiscal 2001 Year

     The following table provides information with respect to individual stock options granted during Fiscal 2001 to each of the Named Persons who received options during Fiscal 2001:

                                   Shares        % of Total                                    Potential Realizable Value
                                 Underlying    Options Granted                                 at Assumed Annual Rates
                                  Options        to Employees    Exercise   Expiration        of Stock Price Appreciation
          Name                    Granted       in Fiscal Year     Price       Date                 for Option Term
--------------------------      ------------- ----------------- ---------- ------------       ---------------------------
                                                                                                   5%              10%
                                                                                              -----------      ----------
Neil Cole                          260,500           12.6%      $   1.25     08/18/10           $204,784        $518,962
                                   331,750           16.1           1.13     07/18/10            234,715         594,815
                                    25,000            1.2           0.97     01/01/10             15,232          38,600
Deborah Sorell Stehr                70,000            3.4           1.00     10/13/10             44,023         111,562
                                    10,000            0.5           0.69     12/21/10              4,324          10,957
Richard Danderli                   150,000            7.3           1.28     06/26/10            120,861         306,285
                                    10,000            0.5           0.69     12/21/10              4,324          10,957
John McPhee                        100,000            4.8           1.06     03/01/10             66,820         169,335
                                    10,000            0.5           0.69     12/21/10              4,324          10,957

     The following table sets forth information as of January 31, 2001, with respect to exercised and unexercised stock options held by the Named Persons. No options were exercised by any of the Named Persons during Fiscal 2001. On March 14, 2000, June 20, 2000 and July 7, 2000, 400,000, 10,125, and 162,000 options, respectively, owned by Neil Cole expired. Mr. Needham's employment with the Company ceased on September 22, 2000 and accordingly, as of that date all of his options were terminated.


Aggregated Fiscal Year-End Option Values

                                                  Number of Securities                         Value of Unexercised
                                                 Underlying Unexercised                            In-The-Money
                                               Options at January 31, 2001                Options at January 31, 2001(1)
                                   ------------------------------------------------ ------------------------------------------
        Name                                Exercisable          Unexercisable           Exercisable        Unexercisable
----------------------             ------------------------------------------------ ------------------------------------------
Neil Cole                                    2,676,542               84,583                  3,125                 --

Deborah Sorell Stehr                            80,000               80,000                  5,939              4,690

Richard Danderline                              35,000              125,000                  4,063                 --

John McPhee                                    170,000               90,000                  5,002              2,191


     (1) An option is "in-the-money" if the year-end closing market price per share of the Company's Common Stock exceeds the exercise price of such options. The closing market price on January 31, 2001 was $1.09.

Employment Contracts and Termination and Change-in-Control Arrangements

     In January 2000, the Company entered into an amended employment agreement with Neil Cole to serve as President and Chief Executive Officer for a term expiring on February 28, 2003, at an annual base salary of $500,000. Under the amended employment agreement, Mr. Cole is entitled to receive a portion of an annual bonus pool equal to 5% of the Company's annual pre-tax profits, if any, as determined by the Company's Board of Directors, and to customary benefits, including participation in management incentive and benefit plans, reimbursement for automobile expenses, reasonable travel and entertainment expenses and a life insurance policy in the amount of $1,000,000. Mr. Cole is also entitled to receive any additional bonuses as the Board of Directors may determine. The amended employment agreement provides that Mr. Cole would receive an amount equal to $100 less than three times his annual compensation, plus accelerated vesting or payment of deferred compensation, options, stock appreciation rights or any other benefits payable to Mr. Cole in the event that within twelve months of a "Change in Control", as defined in the agreement, Mr. Cole is terminated by the Company without "Cause" or if Mr. Cole terminates his agreement for "Good Reason", as such terms are defined in his employment agreement.

     In January 2000, the Company entered into an amended employment arrangement with Deborah Sorell Stehr for a term expiring on February 28, 2003 at an annual base salary of $180,000. Ms. Sorell Stehr is also entitled to receive a bonus in the amount of $25,000 for each year that she is employed. In connection with her employment agreement, Ms. Stehr also received 30,000 options, which vest over a period of two years. Ms. Sorell Stehr is also entitled to customary benefits, including participation in management incentive and benefit plans, reimbursement for automobile expenses, reasonable travel and entertainment expenses and a life insurance policy. The agreement provides that Ms. Sorell Stehr would receive an amount equal to $100 less than three times her annual compensation, plus accelerated vesting or payment of deferred compensation, options, stock appreciation rights or any other benefits payable to Ms. Sorell Stehr in the event that within twelve months of a "Change in Control", Ms. Sorell Stehr is terminated by the Company without "Cause" or Ms. Sorell Stehr terminates her agreement for "Good Reason", as such terms are defined in her employment agreement.

     On or about May 19, 2000, the Company entered into an employment agreement with Richard Danderline for a term expiring on June 26, 2002, at an annual base salary of $200,000 for the period ended June 26, 2001, and $225,000 for the 12 months ended June 26, 2002. Mr. Danderline is entitled to receive a bonus up to an amount of $100,000 the first year and $150,000 the second year calculated as one half of 1% of the pre-tax profit of the Company for every 1% that selling, general and administrative expenses of the Company decrease as a percentage of revenues using Fiscal 2001 as the base year, but in no event less than $50,000 for each year of employment. In connection with his employment, Mr. Danderline received a grant of 150,000 options, vesting over a period of five years. Mr. Danderline is also entitled to customary benefits, including participation in management incentive and benefit plans, reimbursement for automobile expenses, reasonable travel and entertainment expenses and a life insurance policy. In the event of a "change in control", defined as the cessation of Neil Cole being the Chairman of the Board, or a sale or merger of the Company with a non-affiliate, Mr. Danderline's options vest immediately.

     On or about March 1, 2000, the Company entered into an employment agreement with John McPhee for a term expiring on January 31, 2003, at an annual base salary of $200,000 for the two months ended March 15, 2000, $225,000 for the period from March 16, 2000 through January 21, 2001, $275,000 for the 12 months ending January 31, 2002, and $325,000 for the 12 months ending January 31, 2003. Pursuant to the employment agreement, Mr. McPhee serves as President of Wholesale Sales for the Company devoting substantially all of his business time and his best efforts to the business of the Company. Mr. McPhee is also entitled to an annual bonus during the term of the agreement equal to one percent of the Company's income before income taxes but in no event less than $25,000 for Fiscal 2000. Under the agreement, Mr. McPhee receives customary benefits, including participation in management incentive and benefit plans, reimbursement for automobile expenses, reasonable travel and entertainment expenses and a life insurance policy. Pursuant to the agreement, Mr. McPhee is entitled to his full base salary for one year or through the term of the agreement, whichever is greater, if there is a "Change of Control in the Company" or if he leaves the Company for "Good Reason" as those terms are defined in the agreement.

Compensation of Directors

     During Fiscal 2001, Messrs. Emanuel, Tucker, Mendelow and Siris each received a grant of Common Stock from the Company having a value of $10,000 in compensation for attending board meetings. Mr. Cole received $10,000 in cash compensation for attending board meetings. Mr. Siris also received 60,000 options to purchase the Common Stock of the Company pursuant to a consulting arrangement. Ann Iverson, who joined the Company's Board in March 2001, was issued options to purchase 50,000 shares of the Common Stock of the Company pursuant to a consulting arrangement.

     Under the Company's 2000 Stock Option Plan (the "2000 Plan") and 1997 Stock Option Plan (the "1997 Plan"), non-employee directors are eligible to be granted non-qualified stock options.

     The Company's Board of Directors or the Stock Option Committee of the 2000 Plan or the 1997 Plan, if one is appointed, has discretion to determine the number of shares subject to each non-qualified option (subject to the number of shares available for grant under the 2000 Plan or the 1997 Plan, as applicable), the exercise price thereof (provided such price is not less than the par value of the underlying shares of the Company's Common Stock under the 2000 Plan or not less than the fair value of Common Stock under the 1997 Plan), the term thereof (but not in excess of 10 years from the date of grant, subject to earlier termination in certain circumstances), and the manner in which the option becomes exercisable (amounts, intervals and other conditions). No non-qualified options were granted to non-employee directors under the 2000 Plan or the 1997 Plan during Fiscal 2001.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information as of April 19, 2001, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of the Company's Common Stock by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock; (ii) each of the Named Persons; (iii) each of the Company's directors; and (iv) all executive officers and directors as a group:

                                                                 Amount and
                                                                  Nature of                Percentage of
             Name and Address of                                  Beneficial                 Beneficial
            Beneficial Owner (1)                                Ownership (2)                Ownership
------------------------------------------------- ---------------------------------- -------------------
Neil Cole                                                       3,423,626(3)                  16.7%

Claudio Trust dated February 2, 1990                            1,886,597                     10.6%
2925 Mountain Maple Lane
Jackson, WY 83001

Michael Caruso                                                  1,986,597(4)                  11.1%

Mark Tucker                                                       880,000(5)                   4.9%

Barry Emanuel                                                      90,125(6)                     *

Steven Mendelow                                                   136,050(7)                     *

Deborah Sorell Stehr                                               80,000(8)                     *

Richard Danderline                                                 35,000(9)                     *

John McPhee                                                       170,000(10)                    *

Peter Siris                                                        72,000(11)                    *

Ann Iverson                                                        60,000(12)                    *

All executive officers and directors as a                       4,946,801 (3)(5)(6)(7)        23.5%
group (eight persons)                                               (8)(9)(10)(11)(12)

     *    Less than 1%

     (1) Unless otherwise indicated, each beneficial owner has an address at 400 Columbus Avenue, Valhalla, New York 10595-1335.

     (2) A person is deemed to have beneficial ownership of securities that can be acquired by such person within 60 days of April 19, 2001, upon exercise of warrants or options. Consequently, each beneficial owner's percentage ownership is determined by assuming that warrants or options held by such person (but not those held by any other person) and which are exercisable within 60 days from April 19, 2001, have been exercised. Unless otherwise noted, the Company believes that all persons referred to in the table have sole voting and investment power with respect to all shares of Common Stock reflected as beneficially owned by them.

     (3) Includes 2,676,542 shares of Common Stock issuable upon exercise of options owned by Neil Cole.

     (4) Represents shares held by Claudio Trust dated February 2, 1990, of which Mr. Caruso is the trustee and includes 100,000 shares of Common Stock issuable upon exercise of options owned by Michael Caruso.

     (5) Includes 45,000 shares of Common Stock issuable upon exercise of options, and 825,000 shares held by Redwood with which Mr. Tucker is affiliated.

     (6) Includes 80,125 shares of Common Stock issuable upon exercise of options.

     (7) Includes 10,000 shares of Common Stock issued to Mr. Mendelow, and 60,750 shares of Common Stock owned by C&P Associates, of which Mr. Mendelow and his wife are affiliated.

     (8)  Represents shares of Common Stock issuable upon exercise of options.

     (9)  Represents shares of Common Stock issuable upon exercise of options.

     (10) Represents shares of Common Stock issuable upon exercise of options.

     (11) Represents 70,000 shares of Common Stock issuable upon exercise of options and 2,000 shares of Common Stock owned by Mr. Siris' minor daughter.

     (12) Represents shares of Common Stock issuable upon exercise of options.



Item 13. Certain Relationships and Related Transactions

     In 1996, the Company entered into an agreement with Redwood, a company with which Mark Tucker, a director of the Company, is affiliated, to satisfy in full certain trade payables amounting to $1,680,000. Under the terms of the agreement, the Company issued Redwood 1,050,000 shares of Common Stock and an option to purchase 75,000 shares of Common Stock at an exercise price of $1.75 and made a cash payment to Redwood of $50,000. For Fiscal 2001, Redwood, as buying agent for the Company, initiated the manufacture of approximately 66% of the Company's total footwear purchases. At January 31, 2001, the Company had placed $6,024,172 of open purchase commitments with Redwood. In Fiscal 2001 and Fiscal 2000, the Company purchased approximately $35 million and $38 million, respectively of footwear products through Redwood. At January 31, 2001 and 2000, the payable to Redwood totaled approximately $4,052,000 and $1,286,000, respectively.

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

                                                     CANDIE'S, INC.


                                                     By: /s/ Neil Cole
                                                         ----------------------
                                                         Neil Cole
                                                         Chief Executive Officer

Dated: May 1, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


Signature and Name                    Capacity in Which Signed                              Date
------------------                    ------------------------                              ----
/s/ Neil Cole                         Chairman of the Board, President and Chief            May 1, 2001
-----------------                     Executive Officer
Neil Cole

/s/Richard Danderline                 Executive Vice President, Finance and                 May 1, 2001
---------------------                 Operations (Principal Financial and Accounting
Richard Danderline                    Officer)

/s/ Barry Emanuel                     Director                                              May 1, 2001
-------------------
Barry Emanuel

/s/ Mark Tucker                       Director                                              May 1, 2001
-----------------
Mark Tucker

/s/ Steven Mendelow                   Director                                              May 1, 2001
---------------------
Steven Mendelow

/s/ Peter Siris                       Director                                              May 1, 2001
---------------
Peter Siris

/s/ Ann Iverson                       Director                                              May 1, 2001
---------------
Ann Iverson


                                Index to Exhibits

Exhibit
Numbers        Description
-------        -----------

2.1 Agreement and Plan of Merger between the Company and New Retail Concepts, Inc.(8)

2.2 Stock Purchase Agreement dated September 24, 1998 by and among the Company, Licensing Acquisition Corp., Michael Caruso & Co., Inc. ("Caruso") and the stockholders of Caruso (9)

3.1            Certificate of  Incorporation,  as amended  through  October 1994
               (1)(3)

3.2            Amendment to Certificate of Incorporation filed November 1994 (2)

3.3 Amendments to Certificate of Incorporation filed in August 1998 and February 2000 (14)

3.4            Restated and Amended By-Laws (14)

10.1 Trademark Purchase Agreement between the Company and New Retail Concepts, Inc. (3)

10.2           1989 Stock Option Plan of the Company (1)

10.3           1997 Stock Option Plan of the Company (7)

10.4           Employment Agreement between Neil Cole and the Company (4)

10.5           Amendment  to  Employment  Agreement  between  Neil  Cole and the
               Company (6)

10.6           Lease with respect to the Company's executive offices (15)

10.7 Agreement dated as of April 3, 1996 between the Company and Redwood Shoe Corp. (5)

10.8 Amendment dated as of September 30, 1996 to agreement dated as of April 3, 1996 between the Company and Redwood Shoe Corp. (6)

10.9           Employment  Agreement between Richard Danderline and the Company.
               (16)

10.10          Employment Agreement between John J. McPhee and the Company. (18)

10.11          Employment Agreement between Deborah Sorell Stehr and the Company
               (11)

10.12          Limited Liability Company Operating Agreement of Unzipped Apparel
               LLC (10)

10.13 Escrow Agreement by and among the Company, the stockholders of Caruso and Tenzer Greenblatt LLP(9)

10.14          Registration   Rights  Agreement  between  the  Company  and  the
               stockholders of Caruso (9)

10.15 Amendment to Lease Agreement with respect to the Company's executive offices. (11)

10.16 Amendment dated January 27, 2000 to Employment Agreement between Neil Cole and the Company (14)

10.17 Amendment dated January 27, 2000 to Employment Agreement between Deborah Sorell Stehr and the Company (14)

10.18          2000 Stock Option Plan of the Company (17)

10.19 Rights Agreement dated January 26, 2000 between the Company and Continental Stock Transfer and Trust Company (13)

10.20          Factoring  Agreement between Rosenthal & Rosenthal,  Inc. and the
               Company (12)

10.21          Inventory Security Agreement between Rosenthal & Rosenthal,  Inc.
               and the Company (12)

10.22 Factoring Agreement between Rosenthal & Rosenthal, Inc. and Bright Star Footwear, Inc. (12)

10.23          Inventory Security Agreement between Rosenthal & Rosenthal,  Inc.
               and Bright Star Footwear, Inc. (12)

21             Subsidiaries of the Company (18)

23             Consent of BDO Seidman, LLP (18)



---------------

(1) Filed as an exhibit to the Registrant's Registration Statement on Form S-18 (File 33-32277-NY) and incorporated by reference herein.

(2) Filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended January 31, 1995, and incorporated by reference herein.

(3) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (File 33-53878) and incorporated by reference herein.

(4) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended January 31, 1994 and incorporated by reference herein.

(5) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended January 31, 1996, and incorporated by reference herein.

(6) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended January 31, 1997, and incorporated by reference herein.

(7) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 1997, and incorporated by reference herein.

(8) Filed as an exhibit to the Company's Annual Report on form 10-K for the year ended January 31, 1998 and incorporated herein by reference.

(9) Filed as an exhibit to the Company's Current Report on Form 8-K dated September 24, 1998 and incorporated by reference herein.

(10) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 1998 and incorporated by reference herein.

(11) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended January 31, 1999 and incorporated by reference herein

(12) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 1999 and incorporated by reference herein

(13) Filed as an exhibit to the Company's Current Report on Form 8-K dated January 26, 2000 and incorporated by reference herein

(14) Filed as an exhibit to the Company's Annual Report as Form 10-K for the year ended January 31, 2000, and incorporated by reference herein

(15) Filed as an exhibit to the Company's Quarterly Report as Form 10-Q for the quarter ended April 30, 2000 and incorporated by reference herein

(16) Filed as an exhibit to the Company's Quarterly Report as Form 10-Q for the quarter ended July 31, 2000 and incorporated by reference herein

(17) Filed as Exhibit A to the Company's definitive Proxy Statement dated July 18, 2000 as filed on Schedule 14A and incorporated by reference herein

(18) Filed herewith

                           Annual Report on Form 10-K

                      Item 8, 14(a)(1) and (2), (c) and (d)

          List of Financial Statements and Financial Statement Schedule

                           Year Ended January 31, 2001

                         Candie's, Inc. and Subsidiaries

                         Candie's, Inc. and Subsidiaries

                                    Form 10-K

   Index to Consolidated Financial Statements and Financial Statement Schedule


The   following   consolidated   financial   statements  of  Candie's  Inc.  and
subsidiaries are included in Item 8:

Report of Independent Certified Public Accountants..................         F-3

Consolidated Balance Sheets - January 31, 2001, and 2000............         F-4

Consolidated Statements of Operations for the Years ended
    January 31, 2001, 2000, and 1999................................         F-5

Consolidated Statements of Stockholders' Equity
    for the Years ended January 31, 2001, 2000, and 1999............         F-6

Consolidated Statements of Cash Flows for the Years ended
    January 31, 2001, 2000, and 1999................................         F-7

Notes to Consolidated Financial Statements..........................         F-8


The following consolidated financial statement schedule of Candie's, Inc. and subsidiaries is included in Item 14(d):

Report of Independent Certified Public Accountants on Financial Statement
    Schedule for the Years Ended January 31, 2001, 2000, and 1999...         S-1

Schedule II Valuation and qualifying accounts ......................         S-2




All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

               Report of Independent Certified Public Accountants


The Stockholders and Directors of
Candie's, Inc.

We have audited the accompanying consolidated balance sheets of Candie's, Inc. and subsidiaries as of January 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended January 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Candie's, Inc. and subsidiaries at January 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2001, in conformity with accounting principles generally accepted in the United States of America.




/s/: BDO Seidman, LLP
---------------------
BDO Seidman, LLP




New York, New York
April 19, 2001

                         Candie's, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                        (in thousands, except par value)



                                                                                                January 31,
                                                                                       ------------------------------
                                                                                          2001                2000
                                                                                       ---------           ----------
Assets
Current Assets:
        Cash ...................................................................        $    366            $    643
        Restricted cash ........................................................              --               2,000
        Accounts receivable, net of allowances of
             $1,882 in 2001 and $2,992 in 2000 .................................           3,390               2,711
        Due from factor and accounts receivable, net of allowances of
             $1,650 in 2001 and $1,830 in 2000 .................................           5,854               8,034
        Due from affiliates ....................................................             329                 636
        Inventories ............................................................           9,323              14,770
        Refundable and prepaid income taxes ....................................             219                 631
        Deferred income taxes ..................................................           2,994               1,448
        Prepaid advertising and other ..........................................           1,205               1,622
        Other current assets ...................................................              92                 304
                                                                                        --------            --------
Total Current Assets ...........................................................          23,772              32,799
                                                                                        --------            --------
Property and equipment, at cost:
        Furniture, fixtures and equipment ......................................           7,408               6,679
        Less: Accumulated depreciation and amortization ........................           3,206               2,124
                                                                                        --------            --------
                                                                                           4,202               4,555
                                                                                        --------            --------
Other Assets:
        Goodwill, net of accumulated amortization of
             $651 in 2001 and $509 in 2000 .....................................           2,010               2,152
        Other intangibles, net .................................................          19,623              22,047
        Deferred income taxes ..................................................             628               2,174
        Other ..................................................................             135                 331
                                                                                        --------            --------
                                                                                          22,396              26,704
                                                                                        --------            --------
Total Assets ...................................................................        $ 50,370            $ 64,058
                                                                                        ========            ========
Liabilities and Stockholders' Equity
Current liabilities:
    Revolving notes payable - banks ............................................        $  8,898            $ 13,764
    Litigation settlement ......................................................              --               4,000
    Accounts payable and accrued expenses ......................................           9,766               6,856
    Accounts payable - Redwood Shoe ............................................           4,052               2,048
    Losses in excess of joint venture investment ...............................             750               1,451
    Current portion of long-term debt ..........................................           1,006               1,143
                                                                                        --------            --------
Total current liabilities ......................................................          24,472              29,262
                                                                                        --------            --------


Other liabilities ..............................................................              98                  --
Long-term liabilities ..........................................................           1,055               1,848

Stockholders' Equity:
    Preferred and common stock to be issued ....................................           6,000               6,000
    Preferred stock, $.01 par value - shares authorized 5,000;
             none issued or outstanding ........................................              --                  --
    Common stock, $.001 par value - shares authorized 30,000;
             shares issued 19,341 in 2001 and 19,209 in 2000 ...................              19                  19
    Additional paid-in capital .................................................          59,239              59,094
    Retained earnings (deficit) ................................................         (33,932)            (25,732)
    Less:  Treasury stock - at cost - 1,472 shares in 2001
             and 1,313 shares in 2000 ..........................................          (6,581)             (6,433)
                                                                                        --------            --------
Total Stockholders' Equity .....................................................          24,745              32,948
                                                                                        --------            --------
Total Liabilities and Stockholders' Equity .....................................        $ 50,370            $ 64,058
                                                                                        ========            ========

See accompanying notes to consolidated financial statements

                         Candie's, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                 (in thousands, except earnings per share data)


                                                                                              Year ended January 31,
                                                                                ----------------------------------------------------
                                                                                      2001               2000               1999
                                                                                --------------- ------------------- ----------------
Net sales ................................................................          $ 90,667           $ 90,796           $ 114,696
Licensing income .........................................................             4,527              2,951                 373
                                                                                    --------           --------           ---------
Net revenue ..............................................................            95,194             93,747             115,069
Cost of goods sold .......................................................            71,186             74,347              88,427
                                                                                    --------           --------           ---------
Gross profit .............................................................            24,008             19,400              26,642

Selling, general and administrative expenses .............................            28,508             31,260              25,856
Special charges ..........................................................             2,674              3,002                  --
Litigation settlement, net ...............................................                --              8,000                  --
                                                                                    --------           --------           ---------

Operating (loss) income ..................................................            (7,174)           (22,862)                786

Other expenses:
        Interest expense - net ...........................................             1,661              1,415               1,005
        Equity (income) loss in joint venture ............................              (701)             2,002                 545
                                                                                    --------           --------           ---------
                                                                                         960              3,417               1,550
                                                                                    --------           --------           ---------

Loss before income taxes .................................................            (8,134)           (26,279)               (764)

Provision (benefit) for income taxes .....................................                66             (1,103)               (123)
                                                                                    --------           --------           ---------

Net loss .................................................................          $ (8,200)          $(25,176)          $    (641)
                                                                                    ========           ========           =========

Loss per share:
                    Basic ................................................          $  (0.43)          $  (1.41)          $    (.04)
                                                                                    ========           ========           =========

                    Diluted ..............................................          $  (0.43)          $  (1.41)          $    (.04)
                                                                                    ========           ========           =========


Weighted average number of common shares outstanding:
                    Basic ................................................            19,231             17,798              15,250
                                                                                    ========           ========           =========

                    Diluted ..............................................            19,231             17,798              15,250
                                                                                    ========           ========           =========


See accompanying notes to consolidated financial statements.

                         Candie's, Inc. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                                 (in thousands)



                                                                      Preferred
                                                                       & Common     Additional     Retained
                                                      Common Stock    Stock to be   Paid - In      Earnings     Treasury
                                                    Shares   Amount     Issued       Capital       (Deficit)      Stock       Total
                                                    --------------------------------------------------------------------------------
Balance at January 31, 1998 ...................     12,425      12         --         23,453            85           --      23,550
   Exercise of stock options and ..............      1,790       2         --          8,329            --           --       8,331
     warrants
   Net effect of merger with New
     Retail Concepts, Inc. ....................      2,326       2         --         11,314            --       (6,061)      5,255
   Stock acquisition of Michael
     Caruso & Co., Inc. .......................      1,968       2         --         15,248            --           --      15,250
   Issuance of common stock to
     benefit plan .............................         16      --         --             78            --           --          78
   Purchase of treasury shares ................         --      --         --             --            --         (371)       (371)
   Stock option compensation ..................         --      --         --            102            --           --         102
   Tax benefit from exercise of stock
     options ..................................         --      --         --            295            --           --         295
   Net loss ...................................         --      --         --             --          (641)          --        (641)
                                                    --------------------------------------------------------------------------------
Balance at January 31, 1999 ...................     18,525      18         --         58,819          (556)      (6,432)     51,849
   Exercise of stock options and ..............         99      --         --            148            --           --         148
     warrants
   Issuance of common stock to
     benefit plan .............................         37      --         --            128            --           --         128
   Preferred and common stock to be
     issued for litigation settlement .........         --      --      6,000             --            --           --       6,000
   Additional contingent shares
     issued for the Acquisition of
     Michael Caruso & Co., Inc. ...............        548       1         --             (1)           --           --          --
   Other ......................................         --      --         --             --            --           (1)         (1)
   Net loss ...................................         --      --         --             --       (25,176)          --     (25,176)
                                                    --------------------------------------------------------------------------------
Balance at January 31, 2000 ...................     19,209      19      6,000         59,094       (25,732)      (6,433)     32,948
   Issuance of common stock to
     benefit plan .............................        102      --         --            102            --           --         102
   Issuance of common stock to ................         30      --         --             43            --           --          43
     directors
   Purchase of treasury shares ................         --      --         --             --            --         (148)       (148)
   Net loss ...................................         --      --         --             --        (8,200)          --      (8,200)
                                                    --------------------------------------------------------------------------------
Balance at January 31, 2001 ...................     19,341     $19     $6,000       $ 59,239      $(33,932)     $(6,581)   $ 24,745
                                                    ===============================================================================


See accompanying notes to consolidated financial statements.

                         Candie's, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                                      Year ended January 31,
                                                                                                2001           2000           1999
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows (used in) provided by operating activities:
Net loss ...............................................................................      $(8,200)      $(25,176)      $   (641)
Items in net income not affecting cash:
      Depreciation of property and equipment ...........................................        1,213            877            547
      Amortization of intangibles ......................................................        2,157          2,145          1,023
      Issuance of common stock to directors ............................................           43             --             --
      Stock option compensation ........................................................           --             --            102
      Equity (income) loss in Joint Venture ............................................         (701)         2,002            545
      Litigation settlement ............................................................           --          8,000             --
      Write-off of impaired assets .....................................................        1,581             --             --
      Deferred income taxes ............................................................           --         (1,174)          (811)
Changes in operating assets and liabilities:
      Accounts receivable ..............................................................         (372)            63         (1,488)
      Factored accounts receivables and payable to factor, net .........................        2,180          7,104        (16,038)
      Inventories ......................................................................        5,447          4,261         (1,367)
      Prepaid advertising and other ....................................................          417           (139)          (418)
      Refundable and prepaid taxes .....................................................          412          1,992         (2,480)
      Other assets .....................................................................          408            221           (154)
      Accounts payable and accrued expenses ............................................        3,114          3,205           (835)
      Long-term liabilities ............................................................           --            (52)            (9)
----------------------------------------------------------------------------------------      -------------------------------------
Net cash provided by (used in) operating activities ....................................        7,699          3,329        (22,024)
----------------------------------------------------------------------------------------      -------------------------------------
Cash flows used in investing activities:
      Purchases of property and equipment ..............................................       (1,871)        (2,832)        (1,923)
      Investment in joint venture ......................................................           --             --           (500)
      Other ............................................................................         (161)          (165)          (156)
----------------------------------------------------------------------------------------      -------------------------------------
Net cash used in investing activities ..................................................       (2,032)        (2,997)        (2,579)
----------------------------------------------------------------------------------------      -------------------------------------
Cash flows (used in) provided by financing activities:
      Revolving notes payable - bank ...................................................       (4,866)        (3,110)        16,874
      Proceeds from loans ..............................................................           --          3,471             --
      Proceeds from exercise of stock options and warrants .............................           --            148          8,331
      Proceeds from long-term debt and capital lease obligation ........................         (930)          (796)            --
      Purchase of treasury stock .......................................................         (148)            --           (371)
----------------------------------------------------------------------------------------      -------------------------------------
Net cash (used in) provided by financing activities ....................................       (5,944)          (287)        24,834
----------------------------------------------------------------------------------------      -------------------------------------
Net increase (decrease) in cash and cash equivalents ...................................         (277)            45            231
      Cash and cash equivalents, beginning of year .....................................          643            598            367
----------------------------------------------------------------------------------------      -------------------------------------

      Cash and cash equivalents, end of year ...........................................      $   366       $    643       $    598
========================================================================================      =====================================

Supplemental disclosure of cash flow information:
    Cash paid during the year:
       Interest ........................................................................      $ 1,650       $  1,452       $  1,013
                                                                                              =====================================
       Income taxes ....................................................................      $  (353)      $    163       $  2,859
                                                                                              =====================================
Supplemental disclosures of non-cash investing and financing activities:
        Preferred and common stock to be issued ........................................           --       $  6,000       $     --
                                                                                              =====================================
        Issuance of common stock to benefit plan .......................................      $   102       $    128       $     78
                                                                                              =====================================
        Capital contribution - Unzipped ................................................           --       $    500       $     --
                                                                                              =====================================
        Tax benefit from exercise of stock options .....................................           --       $     --       $    295
                                                                                              =====================================
        Capital lease for property and equipment .......................................           --       $     --       $    316
                                                                                              =====================================
        Merger and acquisition of businesses ...........................................           --       $     --       $ 15,250
                                                                                              =====================================
        Common stock issued for merger & acquisition - net of
          treasury stock acquired.......................................................                    $    --        $  5,255
                                                                                              =====================================

See accompanying notes to consolidated financial statements.

                         Candie's, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
       Information as of and for the Years Ended January 31, 2001 and 2000
                (dollarsare in thousands, except per share data)

The Company

The history of the "CANDIE'S" brand spans over 23 years and has become synonymous with young, fun and fashionable, footwear marketed by innovative advertising and celebrity spokespersons. Candie's, Inc., which was incorporated in Delaware in 1978, and its subsidiaries (collectively, the "Company") are currently engaged primarily in the design, marketing, and distribution of moderately-priced women's casual and fashion footwear under the CANDIE'S(R) and BONGO(R) trademarks for distribution within the United States to department, specialty, chain and nine company-owned retail stores in the United States and to specialty stores internationally. The Company markets and distributes, children's footwear under the CANDIE'S and BONGO trademarks, as well as a variety of men's workboots, hiking boots, winter boots, and outdoor casual shoes designed and marketed under private labels and the ASPEN(R) brand, which is licensed by the Company from a third party, through Bright Star Footwear, Inc. ("Bright Star"), the Company's wholly-owned subsidiary. In 1998, the Company began licensing its CANDIE'S trademark for the purpose of building CANDIE'S into a lifestyle brand serving generation "Y" women and girls, and it currently holds licenses for fragrance, eyewear, leg wear, handbags, watches and clothing. Through Unzipped Apparel, LLC ("Unzipped"), the Company's joint venture with Sweet Sportswear LLC ("Sweet"), the Company markets and distributes jeanswear and apparel under the BONGO label to department, specialty, and chain stores in the United States, and has licenses for use of the BONGO brand on kids' clothing and handbags.

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


1. Summary of Significant Accounting Policies

     Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and items have been eliminated in consolidation. The Company's 50% equity interest in Unzipped is accounted for under the equity method. The Company suspended recording its share of losses for Unzipped in Fiscal 2001. See Note 2.

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

     Concentration of Credit Risk

Concentration of credit risk is limited due to the large number of customers to which the Company sells its products and the use of a factor to assign invoices for sales to its customers. For fiscal year ended January 31, 2000 ("Fiscal 2000"), one customer accounted for 10.2% of the Company's total net sales. No customer in any of the other years presented exceeded 10% of total revenues.

     Cash Equivalents

Cash equivalents consist of short-term, highly liquid investments purchased with a maturity date of three months or less. Cash equivalents are stated at cost, which approximates market value.

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

     Impairment of Long-Lived Assets

When circumstances mandate, the Company evaluates the recoverability of its long-lived assets by comparing estimated future undiscounted cash flows with the assets' carrying value to determine whether a write-down to market value, based on discounted cash flow, is necessary. During fiscal 2001 the Company wrote off computer software and a license aggregating $1,581. See Note 5.

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

The CANDIE'S trademark is stated at cost in the amount of $6,064 and $5,952, net of accumulated amortization of $2,272 and $1,963, at January 31, 2001 and 2000, respectively, as determined primarily by its fair value relative to other assets and liabilities at February 28, 1993, the date of the quasi reorganization. In connection with the quasi reorganization, the Company's assets, liabilities and capital accounts were adjusted to eliminate the stockholders' deficiency.

     Revenue Recognition

Revenue is recognized upon shipment with related risk and title passing to the customers. Estimates of losses for bad debts, returns and other allowances are recorded at the time of the sale. Shipping charges to customers and related expenses that are included in selling, general and administrative expenses are immaterial.

     Taxes on Income

The Company uses the asset and liability approach of accounting for income taxes under Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes". The Company provides deferred income taxes for temporary differences that will result in taxable or deductible amounts in future years based on the reporting of certain costs in different periods for financial statement and income tax purposes. Valuation allowances are recorded when recoverability of the asset is not assured.

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

     Fair Value of Financial Instruments

The Company's financial instruments approximate fair value at January 31, 2001 and 2000.

     Loss Per Share

Basic loss per share includes no dilution and is computed by dividing loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options and warrants.

     Computer Software and Web-site Costs

Internal and external direct and incremental costs incurred in obtaining and developing computer software for internal use and web-site costs are capitalized in property and equipment and amortized, under the straight-line method, over the estimated useful life of the software, three years.

     Advertising Campaign Costs

The Company records national advertising campaign costs as an expense concurrent with the first showing of the related advertising and other advertising costs when incurred. Advertising expenses for the years ended January 31, 2001, 2000 and 1999 amounted to $4,590, $7,091, and $6,423, respectively.

     Licensing Revenue

The Company has entered into various trade name license agreements that provide revenues based on minimum royalties and additional revenues based on a percentage of defined sales. Minimum royalty revenue is recognized on a straight-line basis over each period, as defined, in each license agreement. Royalties exceeding the defined minimum amounts are recognized as income during the period corresponding to the licensee's sales.

     New Accounting Standards

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires entities to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 in Fiscal 2002 is not expected to have a material effect on the Company's financial statements.

On December 3, 1999 the SEC staff issued Staff  Accounting  Bulletin ("SAB") No.
101. SAB No. 101 provides guidance on applying generally accepted accounting principles to selected revenue recognition issues. This SAB was adopted in fiscal 2001 and it did not have a material effect on the Company's revenue recognition policy.

   Presentation of Prior Year Date

Certain reclassifications have been made to conform prior year data with the current presentation.


2. Investment in Joint Venture

On October 7, 1998, the Company formed Unzipped with its joint venture partner Sweet, the purpose of which was to market and distribute apparel under the BONGO label. The Company and Sweet each have a 50% interest in Unzipped. Pursuant to the terms of the joint venture, the Company licenses the BONGO trademark to Unzipped for use in the design, manufacture and sale of certain designated apparel products. At January 31, 2001 and 2000, the Company believed that Unzipped was in breach of certain provisions of the agreements among the parties, and notified Unzipped that the Company did not intend to contribute any additional capital or otherwise support the joint venture. Accordingly, as of January 31, 2001 and 2000, the Company recorded $750 and $1,451, respectively, as its maximum liability to Unzipped and has suspended booking its share of Unzipped losses beyond its liability. As of January 31, 2001, the Company's proportionate share of Unzipped unaudited losses in excess of the established liability approximated $1,700. The Company believes that its exposure related to Unzipped, should the joint venture dissolve, is adequately provided for. The income of $701 recorded in fiscal 2001 represents the reduction in the liability relating to Unzipped due to a corresponding reduction in exposure.

Pursuant to the terms of the Operating Agreement of Unzipped, on January 31, 2003, the Company must purchase from

Sweet, Sweet's entire interest in Unzipped at the aggregate purchase price equal to 50% of 7.5 times EBITDA of Unzipped for the fiscal year commencing on February 1, 2002 and ending January 31, 2003. The Company has the right, in its sole discretion, to pay for such interest in cash or shares of common stock. In the event the Company elects to issue shares of common stock to Sweet, Sweet shall receive shares of common stock and the right to designate a member to the Board of Directors for the Company until the earlier to occur of (i) the sale of any of such shares or (ii) two years from the date of closing of such purchase.

In October  1999,  the Company  made a non-cash  $500  capital  contribution  to
Unzipped by foregoing affiliate receivables to satisfy its obligation. At January 31, 2001 and 2000, the affiliate receivable balance from Unzipped was $232 and $636, respectively. As of the date of this report, the January 31, 2001 receivable had been fully paid by Unzipped. The Company is entitled to receive licensing revenue from Unzipped equal to 3% of Unzipped's net sales. Prospectively, the Company will recognize license income from Unzipped as received. Included in license income is $1,289, $920, and $96 for Fiscal 2001, 2000 and 1999, respectively.


3. Other Intangibles, net

Other intangibles, net consist of the following:
(In thousands, except for estimated lives which are stated in years)

                                                                                January 31,
                                                                  ----------------------------------
                                             Estimated lives             2001              2000
----------------------------------------------------------------------------------------------------
Trademarks                                               20             $ 23,180             $23,019
Non-compete agreement                                    15                2,275               2,275
Licenses                                                  4                1,526               3,047
----------------------------------------------------------------------------------------------------
                                                                          26,981              28,341

Less accumulated amortization                                            (7,358)              (6,294)
----------------------------------------------------------------------------------------------------
                                                                        $ 19,623             $22,047
====================================================================================================


4. Acquisitions

     Caruso

On September 24, 1998, the Company, through a wholly owned subsidiary, acquired all of the outstanding shares of Michael Caruso & Co., Inc. ("Caruso"). As a result of the transaction, the Company acquired the BONGO trademark as well as certain other related trademarks and two license agreements for use of the BONGO trademark, one for children's and one for large size jeanswear, both of which licenses have been terminated. Prior to the closing of the acquisition, Caruso was the licensor of the BONGO trademark for use on footwear products sold by the Company, which license was terminated as of the closing.

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

This transaction was accounted for using the purchase method of accounting. The results of operations of Caruso are included in the accompanying financial statements from the date of acquisition. The total purchase price of approximately $15.6 million, including acquisition expenses of approximately $250, resulted principally in a purchase price allocation to the licenses acquired of $2.7 million and a trademark value of $11.8 million.

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


5. Special Charges

Special charges consist of the following:

                                                                        Fiscal Year ended January 31,
                                                                      ----------------------------------
                                                                            2001            2000
                                                                      ----------------------------------
Professional fees for the SEC investigation and
  defending the class action lawsuit (A)                                $  205                 $3,002

Termination, severance pay of certain employees and
  buyout of employment contracts (B)
                                                                           688                     --

Write-off of a license acquired from Caruso (C)
                                                                           570                     --

Warehouse consolidation and costs associated with
  an office move                                                           200                     --

Write-off of computer software (D)
                                                                         1,011                     --
                                                                        -----------------------------

                                                                        $2,674                 $3,002
                                                                        =============================


     (A) In connection with a class action lawsuit and SEC investigation more fully described in Note 9, the Company incurred professional fees and other related costs in the amount of $205 and $3,002 for the years ended January 31, 2001 and 2000, respectively.

     (B) During Fiscal 2001, the Company restructured its sales force, and terminated certain other employees who, at the time of their termination, had employment contracts with the Company. For the year ended January 31, 2001, the Company incurred $688 primarily to buy out the employment contracts or otherwise settle with these terminated employees.

     (C) In September 1998, the Company acquired certain Bongo trademarks and licenses from Caruso (See Note 4). One of these licenses, for large size jeanswear was terminated in the fourth quarter of Fiscal 2001 and the Company has not, to date, found a replacement licensee for this category. Accordingly, the Company has written off the net book value of the license of $570.

     (D) In March 1999, the Company purchased an integrated software package intended to be an enterprise wide solution, covering all aspects of the Company's business and replacing the existing legacy systems. Through January 31, 2001, the Company had implemented only the general ledger and accounts payable modules and had not implemented the order processing, purchasing, inventory management, distribution or billing modules because of lack of certain functionality required by the Company to effectively manage its business. After evaluating alternatives, including the likelihood of obtaining the lacking functionality in the software, the Company concluded that it should not proceed with further implementation and abandoned the software. As a result, the Company wrote off $1,011 of capitalized costs related to the abandoned software.

6. Financing Agreement and Related Loan

     Current Revolving Credit Facility

On October 28, 1999, the Company entered into a new two year $35 million revolving line of credit (the "Line of Credit") with Rosenthal & Rosenthal, Inc. On November 23, 1999, First Union National Bank entered into a co-lending arrangement and became a participant in the Line of Credit.

Borrowings under the Line of Credit are formula based and available up to the maximum amount of the Line of Credit. Borrowings under the Line of Credit will bear interest at 0.50% above the prime rate. Certain borrowings in excess of an availability formula will bear interest at 2.5% above the prime rate. The
Company will also pay an annual facility fee of 0.25% of the maximum Line of Credit. The Line of Credit also contains certain financial covenants including, minimum tangible net worth, certain specified ratios and other limitations. The Company has granted the lenders a security interest in substantially all of its assets. The Company was in default of certain covenants of its Line of Credit and has obtained a waiver that exempts the financial covenants through July 31, 2001. The Company is negotiating with these and other lenders to refinance this loan and expects to be able to do so by July 31, 2001.

At January 31, 2001, borrowings under the Line of Credit totaled $8.9 million, which was secured against factored receivables of $7.5 million and inventory. The borrowing bore interest at 9.5%, which rate is subject to an increase or decrease based on the conditions of the agreement as stated above.

At January 31, 2001, the Company had $328 of outstanding letters of credit. The Company's letters of credit availability are formula based which takes into account borrowings under the Line of Credit, as described above.

     Other Borrowing Arrangements

In May 1999, the Company entered into a $3.5 million master lease and loan agreement with OneSource Financial Corp.. The agreement requires the Company to collateralize property and equipment of $1.9 million, with the remaining agreement balance considered to be an unsecured loan. The agreement's term is for a period of four years at an effective annual interest rate of 10.48%. The outstanding loan balance as of January 31, 2001 was $1.9 million. The quarterly payment on the loan is $260 including interest.


7. Stockholders' Equity

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

Pro forma information regarding net loss per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                                                    January 31,
                                                                      -------------------------------------------------
                                                                         2001               2000             1999
                                                                      -------------------------------------------------
Expected Volatility....................................               .604-.791            .468             .618-.940
Expected Dividend Yield................................                   0%                 0%                 0%
Expected Life (Term)...................................                3-7years          3-7 years          3-7 years
Risk-Free Interest Rate................................               4.65-6.82%         4.91-6.21%         3.60-9.56%


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


For purposes of pro forma disclosures, the estimated fair value of the option is expensed when the option's are vested. The Company's pro forma information follows:

                                                                                          January 31,
                                                                      ------------------------------------------------------
                                                                        2001                  2000                 1999
                                                                      ------------------------------------------------------
Pro forma net loss.....................................               $ (9,793)           $ (25,773)             $(3,410)

Pro forma loss per share:
     Basic.............................................               $  (0.51)           $   (1.45)             $  (.22)

     Diluted...........................................               $  (0.51)           $   (1.45)             $  (.22)


The weighted-average fair value of options granted (at their grant date) during the years ended January 31, 2001, 2000, and 1999 was $0.72, $0.46, and $1.91,
respectively.

In 1989, the Company's Board of Directors adopted, and its stockholders approved, the Company's 1989 Stock Option Plan (the "1989 Plan"). The 1989 Plan, as amended in 1990, provides for the granting of incentive stock options ("ISO's") and limited stock appreciation rights ("Limited Rights"), covering up to 222,222 shares of common stock. The 1989 Plan terminated on August 1, 1999.


Under the 1989 Plan, ISO's were to be granted at not less than the market price of the Company's Common Stock on the date of the grant. Stock options not covered by the ISO provisions of the 1989 Plan ("Non-Qualifying Stock Options" or "NQSO's") were granted at prices determined by the Board of Directors. Under the 1989 Plan 60,800, 85,800, and 120,300 of ISO's as of January 31, 2001, 2000,
and 1999, respectively, were outstanding.

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

On August 18, 2000, the Company's shareholders approved the Company's 2000 Stock Option Plan (the "2000 Plan"). The 2000 Plan authorizes the granting of common stock options to purchase up to 2,000,000 shares of Company common stock. All employees, directors, independent agents, consultants and attorneys of the Company, including those of the Company's subsidiaries, are eligible to be granted NQSO's under the 2000 Plan. ISO's may be granted only to employees of the Company or any subsidiary of the Company. The 2000 Plan terminates in 2010.

Additionally, at January 31, 2001, 2000 and 1999, NQSO's covering 2,046,000, 2,907,500, and 2,763,000 shares of common stock, respectively, were outstanding, which are not part of either the 1989 or 1997 Plans.

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

A summary of the Company's stock option activity, and related information for the years ended 2001, 2000, and 1999 follows:

                                                      Weighted-Average
                                                  Shares     Exercise Price
                                                  -------------------------

      Outstanding January 31, 1998               4,052,300          $   2.72

      Granted                                    2,519,925              3.24

      Canceled                                    (175,000)             2.60

      Exercised                                   (162,000)             2.34

      Expired                                     (220,000)             2.68
                                                 ---------------------------
      Outstanding January 31, 1999
                                                 6,015,225              2.78

      Granted                                    1,567,250              1.54

      Canceled                                    (363,250)             3.52

      Exercised                                    (99,675)             0.99

      Expired                                     (771,125)             1.70
                                                 ---------------------------
      Outstanding January 31, 2000               6,348,425              2.59

      Granted                                    2,088,750              1.07

      Canceled                                    (858,000)             2.54

      Exercised                                         --                --

      Expired                                     (877,125)             1.19
                                                 ---------------------------
      Outstanding January 31, 2001
                                                 6,702,050          $   2.30
                                                 ===========================


At January 31, 2001, 2000, and 1999, exercisable stock options totaled 5,697,967, 5,356,257 and 4,877,475 and had weighted average exercise prices of $2.46, $2.58, and $2.53, respectively.

On December 11, 1998, the Company's Board of Directors authorized the repricing of 2,626,750 options at $3.50. These options, which had original exercise prices ranging from $3.88 to $7.44, retained all of the original terms and vesting rights from their respective grant date.

Options outstanding and exercisable at January 31, 2001 were as follows:

                            Options Outstanding                                            Options Exercisable
-----------------------------------------------------------------------------------    ----------------------------
                                                      Weighted         Weighted                        Weighted
          Range of                     Number      Average Remaining    Average           Number        Average
       Exercise Prices              Outstanding    Contractual Life  Exercise Price    Exercisable  Exercise Price
-----------------------------------------------------------------------------------    ----------------------------

$0.24-1.14 .....................      1,444,500             9.48        $    0.97          944,000        $    0.95
$1.15-1.50 .....................      1,478,500             7.47        $    1.30        1,115,500        $    1.32
$1.51-2.50 .....................      1,109,000             1.65        $    2.01        1,108,000        $    2.01
$2.51-3.50 .....................      2,525,050             6.02        $    3.47        2,385,467        $    3.47
$3.51-5.00 .....................         45,000             2.01        $    4.55           45,000        $    4.55
$5.01-12.00 ....................        100,000             1.59        $    9.22          100,000        $    9.22
-----------------------------------------------------------------------------------    ----------------------------
                                      6,702,050             6.27        $    2.30        5,697,967        $    2.46
===================================================================================    ============================

At January 31, 2001, 3,413,325 common shares were reserved for issuance on exercise of stock options under the 1997 Stock Option Plan.

     Stockholder Rights Plan

In January 2000, the Company's Board of Directors adopted a stockholder rights plan. Under the plan, each stockholder of Candie's Common Stock received a dividend of one right for each share of the Company's outstanding common stock, entitling the holder to purchase one thousandth of a share of Series A Junior Participating Preferred Stock, par value, $0.01 per share of the Company, at an initial exercise price of $6.00. The rights become exercisable and will trade separately from the Candie's Common Stock ten business days after any person or group acquires 15% or more of the Candie's Common Stock, or ten business days after any person or group announces a tender offer for 15% or more of the outstanding Candie's Common Stock.

     Stock Repurchase Program

On September 15, 1998, the Company's Board of Directors authorized the repurchase of up to two million shares of the Company's Common Stock, which was replaced with a new agreement on December 21, 2000, authorizing the repurchase of up to three million shares of the Company's Common Stock. In fiscal 1999, 85,200 shares were repurchased in the open market, at an aggregate cost of approximately $371. In fiscal 2001, 158,700 shares were repurchased in the open market, at an aggregate cost of approximately $148. The Company intends, subject to certain conditions, to buy shares on the open market from time-to-time, depending on market conditions.

     Preferred and Common Stock to be Issued

See Note 9 for the related terms of the preferred stock to be issued in connection with the Litigation settlement.


8. Loss Per Share

Included in the calculation of the number of shares is the equivalent number of common shares to be issued in connection with the Litigation Settlement (see
Note 9). The  diluted  weighted  average  number of shares  does not include any
outstanding   options  or   convertible   preferred   stock  because  they  were
antidilutive.

The Company has granted 75,000 stock options to a related party, which vest based upon the achievement of certain targeted criteria. These shares have not been included in the computation of diluted earnings per share as the targeted criteria has not been met and the exercise price exceeded the market price and, therefore, the effect would have been antidilutive.


9. Commitments and Contingencies

On May 17, 1999, a purported stockholder class action complaint was filed in the United States District Court for the Southern District of New York, against the Company and certain of its current and former officers and directors which together with certain other complaints subsequently filed in the same court alleging similar violations were consolidated in one lawsuit, Willow Creek Capital Partners, L.P., v. Candie's, Inc. A consolidated complaint was served on the Company on or about August 24, 1999. The consolidated complaint included claims under sections 11, 12 and 15 of the Securities Act of 1933 and sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934. The consolidated complaint was brought on behalf of all persons who acquired securities of the Company between May 28, 1997 and May 12, 1999, and alleged that the plaintiffs were damaged by reason of the Company's having issued materially false and misleading financial statements for Fiscal 1998 and the first three quarters of Fiscal 1999, which caused the Company's securities to trade at artificially inflated prices.

On or about January 31, 2000, the Company entered into a settlement agreement with plaintiffs (the "Settlement Agreement") to settle the class action for total consideration of $10 million, payable in a combination of cash, the Company's Common Stock and convertible preferred stock (the "Preferred Stock"). The Settlement Agreement provided that on or about May 1, 2000, the Company would pay to plaintiffs $3 million in cash, and on or after the "Effective Date", as defined in the Settlement Agreement, the Company would issue shares of the Company's Common Stock with a value of $2 million. The Company was also required to pay the Class an additional $1 million on or before October 1, 2000. The remaining $4 million owed to plaintiffs will be in the form of Preferred Stock, which will convert to the Company's Common Stock at a rate based on the price of the Company's Common Stock on the first and second anniversary of the Effective Date. It was highly unlikely that the Court would not approve the Settlement; accordingly, the settlement terms, including the shares of Common and Preferred Stock to be issued, were recorded as of January 31, 2000. The Company received $2 million from its insurance company for this matter, which proceeds were placed in escrow and would only be used to pay the cash portion of the settlement. The cash received from the insurance company has been classified as restricted cash at January 31, 2000 in the accompanying balance sheet.

In July 2000, the Court approved the Settlement Agreement. Pursuant to the Settlement Agreement, the Company paid the plaintiffs $4 million in cash in Fiscal 2001. The remaining $6 million owed to plaintiffs will be in the form of Common Stock and in Preferred Stock which will convert to the Company's Common Stock at a rate based on the price of the Company's Common Stock on the first and second anniversary of the "Effective Date" (August 2000) as defined in the Settlement Agreement by the Court. The shares of stock have not yet been issued because the plaintiffs plan of distribution has not yet been finalized.

On August 4, 1999, the staff of the SEC advised the Company that it had commenced a formal investigation into the actions of the Company and others in connection with, among other things, the accounting issues that were raised in connection with the restatement.

In December 2000, an action for breach of contract and breach of the duty of good faith and fair dealing was commenced against the Company and one of its subsidiaries in the United States District Court for the Southern District of New York by Michael Caruso, as trustee of the Claudio Trust, and Gene Montesano. The plaintiffs allege that the Company breached certain representations contained in the September 24, 1998 Stock Purchase Agreement pursuant to which the defendants acquired the capital stock of the entity that owned the Bongo trademark. The plaintiffs are seeking to recover unspecified compensatory damages and costs, including attorneys' fees, and to rescind the Stock Purchase Agreement and related acquisition. The Company has filed a motion to dismiss the complaint which motion has not yet been decided by the court. The Company, which intends to vigorously defend the action, believes it has defenses available to it and that any remedy for rescission is unavailable. The Company is presently unable to assess the financial impact, if any, on the Company as a result of this action.

From time to time, the Company is also made a party to certain litigation incurred in the normal course of business. While any litigation has an element of uncertainty, the Company believes that the final outcome of any of these routine matters will not have a material effect on the Company's financial position or future liquidity. The Company knows of no material legal proceedings, pending or threatened, or judgments entered, against any director or officer of the Company in their capacity as such.


10. Related Party Transactions

On April 3, 1996, the Company entered into an agreement with Redwood Shoe ("Redwood"), a principal buying agent of footwear products, to satisfy in full certain trade payables (the "Payables") amounting to $1,680. Under the terms of the agreement, the Company (i) issued 1,050,000 shares of the Company's Common Stock; (ii) issued an option to purchase 75,000 shares of the Company's Common Stock at an exercise price of $1.75 which was immediately exercisable and has a five year life; and (iii) made a cash payment of $50. The Company purchased approximately $35, $38 million, and $68 million in 2001, 2000, and 1999, respectively, of footwear products through Redwood. At January 31, 2001, the Company had approximately $6 million of open purchase commitments with Redwood. At January 31, 2001 and 2000, the payable to Redwood totaled approximately $4,052 and $2,048, respectively.


11.  Operating Leases

Future net minimum lease payments under noncancelable operating lease agreements as of January 31, 2001 are as follows:

          2002 .....................................        $1,401
          2003 .....................................         1,359
          2004 .....................................         1,091
          2005 .....................................           995
          2006 .....................................           687
          Thereafter ...............................         1,860
                                                            ------
          Totals ...................................        $7,393
                                                            ======

Rent expense was approximately $1,647, $946, and $691 for the years ended January 31, 2001, 2000, and 1999, respectively.


12.  Benefit and Incentive Compensation Plans and Other

The Company sponsors a 401(k) Savings Plan (the "Savings Plan") which covers all eligible full-time employees. Participants may elect to make pretax contributions subject to applicable limits. At its discretion, the Company may contribute additional amounts to the Savings Plan. The Company made contributions of $133, $112, and $134 to the Savings Plan for the years ended January 31, 2001, 2000 and 1999, respectively.

The Company  has  certain  incentive  compensation  arrangements  with its Chief
Executive   Officer  pursuant  to  his  employment   agreement.   The  incentive
compensation aggregates 5% of pre-tax earnings, as defined.


13.  Income Taxes

At January 31, 2001, the Company had available net operating losses of approximately $31.1 million for income tax purposes, which expire in the years 2006 through 2021. Because of "ownership changes" (as defined in Section 382 of the Internal Revenue Code) occurring in previous fiscal years, the utilization of approximately $4.6 million of the net operating losses is limited to $602 per year and expires in 2006 through 2007. The remaining $26.5 million is not subject to such limitation and expires 2009 through 2021.

During the years ended January 31, 2001 and 2000, the Company recorded an increase in its valuation allowance for deferred tax assets of $2.9 million and
2.4 million, respectively, representing that portion of the deferred tax assets that cannot be reasonably determined to be recoverable from estimated earnings over the next few years.

The income tax provision (benefit) for Federal and state income taxes in the consolidated statements of operations consists of the following:

                                                                                          January 31,
                                                                          ----------------------------------------
                                                                             2001            2000            1999
                                                                          ----------------------------------------
Current:
     Federal ....................................................             $ 0          $   (48)         $ 406
     State ......................................................              66              119            282
                                                                              ---          -------          -----
     Total current ..............................................              66               71            688
                                                                              ---          -------          -----

     Deferred:
     Federal ....................................................              --             (838)          (675)
     State ......................................................              --             (336)          (136)
                                                                              ---          -------          -----
     Total deferred .............................................              --           (1,174)          (811)
                                                                              ---          -------          -----

     Total provision (benefit) ..................................             $66          $(1,103)         $(123)
                                                                              ===          =======          =====


The following summary reconciles the income tax provision at the Federal statutory rate with the actual provision (benefit):

                                                                                          January 31,
                                                                          ---------------------------------------
                                                                            2001             2000            1999
                                                                          ---------------------------------------
     Income taxes (benefit) at statutory rate ...................         $(2,766)         $(8,935)         $(260)
     Non-deductible amortization ................................             285              193            153
     Change in valuation allowance of deferred tax assets .......           2,894            9,257           --
     State provision, net of federal income tax benefit .........            (419)          (1,906)            99
     Adjustment for estimate of prior year taxes ................              41              235           (138)
     Other ......................................................              31               53             23
                                                                          -------          -------          -----
     Total income tax provision (benefit) .......................         $    66          $(1,103)         $(123)
                                                                          =======          =======          =====

The significant components of net deferred tax assets of the Company consist of the following:

                                                           January 31,
                                                     ---------------------
                                                       2001         2000
                                                     ---------------------
     Compensation expense .......................    $     --     $     96
     Alternative minimum taxes ..................          96           96
     Inventory valuation ........................         441          964
     Litigation settlement ......................       2,508        3,344
     Net operating loss carryforwards ...........      12,995        8,294
     Accounts and factoring receivable valuation        1,476        2,016
     Depreciation ...............................         129          112
     Other ......................................          99           74
                                                     ---------------------
     Total net deferred tax assets ..............      17,744       14,996
     Valuation allowance ........................     (12,151)      (9,257)
                                                     ---------------------
     Total deferred tax assets ..................       5,593        5,739

     Trademarks and licenses ....................      (1,806)      (1,952)
     Other deferred tax liabilities .............        (165)        (165)
                                                     ---------------------
     Total deferred tax liabilities .............      (1,971)      (2,117)
                                                     ---------------------
     Total net deferred tax assets ..............    $  3,622     $  3,622
                                                     =====================


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

15. Unaudited Consolidated Financial Information

Unaudited interim consolidated financial information for the two years ended January 31 is summarized as follows:

                                       First      Second        Third         Fourth
                                      Quarter     Quarter      Quarter       Quarter
                                     -----------------------------------------------
                                           (in thousands except per share data)
     Fiscal 2001

     Net sales                       $ 24,446     $ 26,852     $ 22,457     $ 16,912
     Total revenues                    25,478       28,159       23,767       17,790
     Gross profit                       6,715        7,629        6,206        3,458
     Operating income                     826          263       (1,222)      (7,041)
     Net income (loss)                    465          175       (1,468)      (7,372)

     Basic and diluted earnings
     (loss) per share                $   0.02     $   0.01     $  (0.08)    $  (0.38)

     Fiscal 2000
     Net sales                       $ 21,254     $ 33,054     $ 22,175     $ 14,313
     Total revenues                    21,644       33,522       23,326       15,255
     Gross profit                       5,798        6,728        4,449        2,424
     Operating income                  (1,348)      (3,370)      (4,976)     (13,169)
     Net income (loss)                 (1,178)      (3,091)      (5,745)     (15,162)

     Basic and diluted (loss) per
     share                           $  (0.07)    $  (0.17)    $  (0.32)    $  (0.84)


During the fourth quarter ended January 31, 2001, the Company recorded certain significant expenses, as mentioned in Note 5, as follows: $688 for termination, buyouts and severance pay for certain employment contracts, $570 for write-off of a license acquired from Caruso, $200 for warehouse consolidation and an office relocation, and $1,011 for impairment of computer software. Also in the fourth quarter of fiscal 2001, the Company changed its presentation of gross profit to include licensing income.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Candies, Inc.

The audits referred to in our report dated April 19, 2001, relating to the consolidated financial statements of Candie's, Inc. and Subsidiaries, which is contained in Item 8 of the Form 10-K included the audits of the financial statement schedule listed in the accompanying index for each of the three years in the period ended January 31, 2001. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based upon our audits.

In our opinion the financial statement schedule presents fairly, in all material respects, the information set forth therein.

/s/: BDO Seidman, LLP
---------------------
BDO Seidman, LLP


April 19, 2001
New York, New York

                 Schedule II - Valuation and Qualifying Accounts
                         Candie's, Inc. and Subsidiaries
                                 (In thousands)



               Column A                         Column B          Column C            Column D (a)          Column E
----------------------------------------      ------------      --------------      ---------------       ------------
                                                                 Additions
                                               Balance at        Charged to                                Balance at
                                              Beginning of       Costs and                                   End of
Description                                      Period           Expenses            Deductions             Period
----------------------------------------      ------------      --------------      ---------------       ------------
Reserves and allowances deducted from asset
accounts:

Year ended January 31, 2001:

Allowance for uncollectible accounts              $2,992          $ 1,676                $ 2,786             $1,882
                                                  ======          =======                =======             ======
Allowance for chargebacks                         $1,830          $ 5,599                $ 5,779             $1,650
                                                  ======          =======                =======             ======

Year ended January 31, 2000:

Allowance for uncollectible accounts              $  950          $ 2,042                $    --             $2,992
                                                  ======          =======                =======             ======
Allowance for chargebacks                         $2,579          $ 8,294                $ 9,043             $1,830
                                                  ======          =======                =======             ======

Year ended January 31, 1999:

Allowance for uncollectible accounts              $   27          $   993                $    70             $  950
                                                  ======          =======                =======             ======
Allowance for chargebacks                         $1,731          $14,104                $13,256             $2,579
                                                  ======          =======                =======             ======


(a) Uncollectible receivables charged against the allowance provided.