Form 10-Q
period 2001-04-30
CANDIES INC
filed 2001-06-14
CIK 857737

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                      ------------------------------------

                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Quarterly Period Ended April 30, 2001

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

Common Stock, $.001 Par Value -- 17,871,055 shares as of May 31, 2001

                                      INDEX

                                    FORM 10-Q

                         CANDIE'S, INC. and SUBSIDIARIES

                                                                        Page No.
                                                                        --------
Part I.  Financial Information

Item 1.  Financial Statements - (Unaudited)

         Condensed Consolidated Balance Sheets - April 30, 2001
         and January 31, 2001..............................................   3

         Condensed Consolidated Statements of Operations - Three Months
         Ended April 30, 2001 and 2000.....................................   4

         Condensed Consolidated Statement of Stockholders' Equity - Three
         Months Ended April 30, 2001.......................................   5

         Condensed Consolidated Statements of Cash Flows - Three Months
         Ended April 30, 2001 and 2000.....................................   6

         Notes to Condensed Consolidated Financial Statements..............   7


Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.............................................  10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk........  11


Part II. Other Information.................................................

Item 1.  Legal Proceedings.................................................  12
Item 2.  Changes in Securities and Use of Proceeds ........................  12
Item 3.  Defaults upon Senior Securities (Not Applicable)..................
Item 4.  Submission of Matters to a Vote of Security Holders
         (Not Applicable)..................................................
Item 5.  Other Information (Not Applicable)................................
Item 6.  Exhibits and Reports on Form 8-K..................................  12



Signatures   ..............................................................  13

Part I.  Financial Information

Item 1. FINANCIAL STATEMENTS-(Unaudited)

Candie's, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

                                                                                                      April 30,          January 31,
                                                                                                        2001                2001
                                                                                                      --------            --------
                                                                                                    (Unaudited)
Assets                                                                                             (000's omitted, except par value)
Current Assets
    Cash .................................................................................            $     --             $    366
    Accounts receivable, net .............................................................               4,454                3,390
    Due from factors and accounts receivables, net .......................................               9,446                5,854
    Due from affiliate ...................................................................                 320                  329
    Inventories ..........................................................................               9,872                9,323
    Refundable and prepaid income taxes ..................................................                 239                  219
    Deferred income taxes ................................................................               2,994                2,994
    Prepaid advertising and other ........................................................               1,610                1,205
    Other current assets .................................................................                  93                   92
                                                                                                      --------             --------
Total Current Assets .....................................................................              29,028               23,772

Property and equipment, at cost:
    Furniture, fixtures and equipment ....................................................               7,767                7,408
    Less: Accumulated depreciation and amortization ......................................               3,534                3,206
                                                                                                      --------             --------
                                                                                                         4,233                4,202
Other assets:
    Goodwill, net ........................................................................               1,974                2,010
    Intangibles, net .....................................................................              19,275               19,623
    Deferred income taxes ................................................................                 628                  628
    Other ................................................................................                 132                  135
                                                                                                      --------             --------
                                                                                                        22,009               22,396
                                                                                                      --------             --------
Total Assets .............................................................................            $ 55,270             $ 50,370
                                                                                                      ========             ========

Liabilities and Stockholders' Equity

Current Liabilities:
    Revolving notes payable - banks ......................................................            $ 12,851             $  8,898
    Accounts payable and accrued expenses ................................................               9,991                9,766
    Accounts payable - Redwood Shoe ......................................................               4,585                4,052
    Current portion of long-term debt ....................................................               1,126                1,006
    Losses in excess of joint venture investment .........................................                 750                  750
                                                                                                      --------             --------
Total Current Liabilities ................................................................              29,303               24,472
                                                                                                      --------             --------

Other liabilities ........................................................................                 150                   98
Long-term liabilities ....................................................................                 677                1,055

Stockholders' Equity
    Preferred and common stock to be issued ..............................................               6,000                6,000
    Preferred stock, $.01 par value - shares authorized 5,000;
         none issued and outstanding .....................................................                  --                   --
    Common stock, $.001 par value - shares authorized 30,000;
         shares issued 19,463 at April 30, 2001 and 19,341 issued
         at January 31, 2001 .............................................................                  19                   19
    Additional paid-in capital ...........................................................              59,394               59,239
    Retained earnings (deficit) ..........................................................             (33,539)             (33,932)
   Treasury stock - at cost  - 1,565 shares at April 30, 2001 and
         1,472 shares at January 31, 2001 ................................................              (6,734)              (6,581)
                                                                                                      --------             --------
Total Stockholders' Equity ...............................................................              25,140               24,745
                                                                                                      --------             --------

Total Liabilities and Stockholders' Equity ...............................................            $ 55,270             $ 50,370
                                                                                                      ========             ========

See notes to condensed consolidated financial statements.

Candie's, Inc. and Subsidiaries


Condensed Consolidated Statements of Operations
(Unaudited)

                                                                                                            Three Months Ended
                                                                                                      -----------------------------
                                                                                                     April 30,             April 30,
                                                                                                       2001                  2000
                                                                                                     --------              --------
                                                                                                       (000's omitted, except per
                                                                                                                share data)
Net sales ..............................................................................              $22,652              $ 24,446
Licensing income .......................................................................                1,202                 1,032
                                                                                                      -------              --------
Net revenue ............................................................................               23,854                25,478
Cost of goods sold .....................................................................               16,187                18,763
                                                                                                      -------              --------
Gross profit ...........................................................................                7,667                 6,715

Selling, general and administrative expenses ...........................................                6,884                 5,792
Special charges ........................................................................                   65                    97
                                                                                                      -------              --------

Operating income .......................................................................                  718                   826

Other expenses:
        Interest expense - net .........................................................                  325                   511
        Equity (income) in joint venture ...............................................                   --                  (150)
                                                                                                      -------              --------
                                                                                                          325                   361
                                                                                                      -------              --------

Net income .............................................................................              $   393              $    465
                                                                                                      =======              ========

Earnings per share:
                              Basic ....................................................              $  0.02              $   0.02
                                                                                                      =======              ========

                              Diluted ..................................................              $  0.02              $   0.02
                                                                                                      =======              ========


Weighted average number of common shares outstanding:
                              Basic ....................................................               19,135                19,187
                                                                                                      =======              ========

                              Diluted ..................................................               22,392                21,782
                                                                                                      =======              ========


See notes to condensed consolidated financial statements

Candie's, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)

Three Months Ended April 30, 2001
(000's omitted)

                                                                         Preferred
                                                                          & Common   Additional  Retained
                                                         Common Stock    Stock to be   Paid-In   Earnings     Treasury
                                                        Shares   Amount    Issued      Capital   (Deficit)      Stock       Total
                                                        ------    ---      ------      -------    --------     -------     --------
Balance at January 31, 2001 ..........................  19,341    $19      $6,000      $59,239    $(33,932)    $(6,581)    $ 24,745
Issuance of common stock to retirement plan ..........     122     --          --          133          --          --          133
Options granted to non-employees .....................      --     --          --           22          --          --           22
Purchase of treasury shares ..........................      --     --          --           --          --        (153)        (153)
Net income ...........................................      --     --          --           --         393          --          393
                                                        ------    ---      ------      -------    --------     -------     --------
Balance at April 30, 2001 ............................  19,463    $19      $6,000      $59,394    $(33,539)    $(6,734)    $ 25,140
                                                        ======    ===      ======      =======    ========     =======     ========




See notes to condensed consolidated financial statements.

Candie's, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                                                                           Three Months Ended
                                                                                                      -----------------------------
                                                                                                      April 30,           April 30,
                                                                                                        2001                2000
                                                                                                      --------            --------
                                                                                                             (000's omitted)
OPERATING ACTIVITIES:
Net cash used in operating activities ..................................................               $(3,590)             $(337)
                                                                                                       -------              -----
INVESTING ACTIVITIES:
     Purchases of property and equipment ...............................................                  (359)              (182)
                                                                                                       -------              -----

Net cash used in investing activities ..................................................                  (359)              (182)
                                                                                                       -------              -----

FINANCING ACTIVITIES:
     Capital lease reduction ...........................................................                  (217)              (225)
        Revolving notes payable - bank .................................................                 3,953                715
        Purchase of treasury stock .....................................................                  (153)                --
                                                                                                       -------              -----

Net cash provided by financing activities ..............................................                 3,583                490
                                                                                                       -------              -----


DECREASE IN CASH .......................................................................                  (366)               (29)
Cash at beginning of period ............................................................                   366                643
                                                                                                       -------              -----
Cash at end of period ..................................................................               $    --              $ 614
                                                                                                       =======              =====


Supplemental disclosure of cash flow information:
     Cash paid for interest ............................................................               $   326              $ 517
                                                                                                       =======              =====


See notes to condensed consolidated financial statements.

Candie's, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Unaudited)

April 30, 2001


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended April 30, 2001 are not necessarily indicative of the results that may be expected for a full fiscal year.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 2001.


NOTE B -- FINANCING AGREEMENTS

On October 28, 1999, the Company entered into a two year $35 million revolving line of credit (the "Line of Credit") with Rosenthal & Rosenthal, Inc. ("Rosenthal"). On November 23, 1999, First Union National Bank entered into a co-lending arrangement and became a participant in the Line of Credit.

Borrowings under the Line of Credit are formula based and available up to the maximum amount of the Line of Credit. Borrowings under the Line of Credit will bear interest at 0.50% above the prime rate. Certain borrowings in excess of an availability formula will bear interest at 2.5% above the prime rate. The
Company will also pay an annual facility fee of 0.25% of the maximum Line of Credit. The Line of Credit also contains certain financial covenants including, minimum tangible net worth, certain specified ratios and other limitations. As of April 30, 2001, the Company extended its factoring agreement with Rosenthal through April 30, 2003. The Company has granted the lenders a security interest in substantially all of its assets. The Company was in default of certain covenants of its Line of Credit and has obtained a waiver of the financial covenants through July 31, 2001. The Company is negotiating with its current lenders to refinance this loan and expects to be able to do so by July 31 2001.

At April 30, 2001 and January 31, 2001, borrowings under the Line of Credit totaled $12.9 million and $8.9 million, respectively, which were secured against factored receivables and inventory. Interest paid to Rosenthal during the quarter ended April 30, 2001 was $0.3 million. The borrowing bore interest at 8.5%, which rate is subject to an increase or decrease based on the conditions of the factoring agreement as stated above.

At April 30, 2001 and January 31, 2001, the Company had $0.4 million and $0.3 million, respectively, of outstanding letters of credit. The Company's letters of credit availability are formula based which takes into account borrowings under the Line of Credit, as described above.


NOTE C -- EARNINGS PER SHARE

Basic earnings per share includes no dilution and is computed by dividing earnings attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options and warrants.

Included in the calculation of the basic number of shares is the equivalent number of common shares to be issued in connection with the Settlement Agreement described in Note D. The diluted weighted average number of shares includes dilutive options and convertible preferred stock.

The following is a reconciliation of the shares used in calculating basic and diluted earnings per share:

                                                                     April 30,
                                                                ----------------
                                                                 2001      2000
                                                                ----------------
                                                                 (000's omitted)
Basic ......................................................    19,135    19,187
Effect of assumed conversions of employee stock options ....       886       225
Effect of assumed conversions of preferred stock ...........     2,371     2,370
                                                                ------    ------
Denominator for diluted earnings per share .................    22,392    21,782
                                                                ======    ======


NOTE D -- COMMITMENTS AND CONTINGENCIES

On May 17, 1999, a purported stockholder class action complaint was filed in the United States District Court for the Southern District of New York, against the Company and certain of its current and former officers and directors which together with certain other complaints subsequently filed in the same court alleging similar violations were consolidated in one lawsuit, Willow Creek Capital Partners, L.P., v. Candie's, Inc. A consolidated complaint was served on the Company on or about August 24, 1999. The consolidated complaint included claims under sections 11, 12 and 15 of the Securities Act of 1933 and sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934. The consolidated complaint was brought on behalf of all persons who acquired securities of the Company between May 28, 1997 and May 12, 1999, and alleged that the plaintiffs were damaged by reason of the Company's having issued materially false and misleading financial statements for the fiscal year ended January 31, 1998 and the first three quarters of the fiscal year ended January 31, 1999, which caused the Company's securities to trade at artificially inflated prices.

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

In July 2000, the Court approved the Settlement Agreement. Pursuant to the Settlement Agreement, the Company paid the plaintiffs $4 million in cash in the fiscal year ended January 31, 2001. The remaining $6 million owed to plaintiffs will be paid in the form of Common Stock and in Preferred Stock which will convert to the Company's Common Stock at a rate based on the price of the Company's Common Stock on the first and second anniversary of the "Effective Date" (August 2000) as defined in the Settlement Agreement approved by the Court. The shares of stock have not yet been issued because the plaintiffs' plan of distribution has not yet been finalized.

On August 4, 1999, the staff of the SEC advised the Company that it had commenced a formal investigation into the actions of the Company and others in connection with, among other things, the accounting issues that were raised in connection with the restatement of certain of the Company's financial statements.

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

NOTE E -- INVESTMENT IN JOINT VENTURE

On October 7, 1998, the Company formed Unzipped Apparel, LLC ("Unzipped") with its joint venture partner Sweet Sportswear, LLC ("Sweet"), the purpose of which was to market and distribute apparel under the BONGO label. The Company and Sweet each have a 50% interest in Unzipped. Pursuant to the terms of the joint venture, the Company licenses the BONGO trademark to Unzipped for use in the design, manufacture and sale of certain designated apparel products. As of January 31, 2001, the Company believed that Unzipped was in breach of certain provisions of the agreements among the parties, and notified Unzipped that the Company did not intend to contribute any additional capital or otherwise support the joint venture. Accordingly, as of January 31, 2001, the Company recorded $750,000, as its maximum liability to Unzipped and has suspended booking its share of Unzipped losses beyond its liability. As of January 31, 2001, the Company's proportionate share of Unzipped unaudited losses in excess of the established liability approximated $1.7 million. The Company believes that its exposure related to Unzipped, should the joint venture dissolve, is adequately provided for.

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

At April 30 and January 31, 2001, the affiliate receivable balance from Unzipped was $204,000 and $232,000, respectively. The Company is entitled to receive licensing revenue from Unzipped equal to 3% of Unzipped's net sales. Included in license income is $280,000 and $305,000 for the period ended April 30, 2001 and 2000, respectively.

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

Results of Operations

For the three Months ended April 30,2001

Revenues. Net revenues decreased by $1.6 million to $23.9 million from $25.5 million in the comparable period of the prior year. The revenue decrease resulted primarily from the discontinuance of the Company's handbag line and a decrease in the sales of Kid's footwear, which decrease was partially offset by increases in Candie's retail store sales and licensing income. Retail store sales increased $800,000, to $1.6 million, as compared to $800,000 in the first quarter of the prior year. Retail comparable store sales were up 42.0% in the first quarter of the fiscal year ended January 31, 2002 ("Fiscal 2002"). Licensing income increased $200,000, to $1.2 million as compared to $1.0 million in the comparable quarter of the prior year.

Gross Profit. Gross profit increased by $1.0 million to $7.7 million as compared to $6.7 million in the comparable quarter of the prior year. Gross profit margins increased, as a percentage of net revenues, by 5.7% to 32.1% as compared to 26.4% in the first quarter of the prior year. The increase is primarily attributable to improved inventory management, reductions in sales returns and allowances, an increase in retail sales that have higher gross profit margins, and an increase in licensing income.

Operating Expenses. Operating expenses (including special charges) increased by $1.0 million to $6.9 million from $5.9 million in the prior year quarter. The increase is due primarily to the incremental costs associated with the opening of new retail stores, as well as an increase in advertising expenditures that were expensed in the first quarter of Fiscal 2002.

Interest Expense. Interest expense decreased by $186,000 to $325,000 from $511,000 in the prior year quarter. The decrease resulted from lower average interest rates and lower average outstanding borrowing as compared with the comparable period of prior year.

Income Taxes. The income tax provision for the quarter was offset by a reduction in the valuation reserve. As a result, no expense was recorded for the period ended April 30, 2001.

Net Income. The Company recorded net income of $393,000, compared to $465,000 in the comparable quarter of prior year.

Liquidity and Capital Resources

At April 30, 2001, the current ratio was 0.99 to 1.

In the past, the Company has relied primarily upon revenues generated from operations, borrowings from its factor and sales of securities to finance its liquidity and capital needs. Net cash used in operating activities totaled $3.6 million, compared to cash used of $337,000 for the three months ended April 30, 2000. The increase in cash used in operating activities resulted primarily from an increase in factoring and trade receivables.

Capital expenditures were $359,000, compared to $182,000, for the three months ended April 30, 2000. The Company has forecasted additional capital expenditures of approximately $3 million in Fiscal 2002.

Current Revolving Credit Facility.

Borrowings under the Line of Credit are formula based and available up to the maximum amount of the Line of Credit. At April 30, 2001 and January 31, 2001, borrowings under the Line of Credit totaled $12.9 million and $8.9 million, respectively, which were secured against factored receivables and inventory. Borrowings under the Line of Credit will bear interest at 0.50% above the prime rate. Certain borrowings in excess of an availability formula will bear interest at 2.5% above the prime rate. The Company will also pay an annual facility fee of 0.25% of the maximum Line of Credit. The Line of Credit also contains certain financial covenants including, minimum tangible net worth, certain specified ratios and other limitations. The Company has granted the lenders a security interest in substantially all of its assets. The Company was in default of certain covenants of its Line of Credit and has obtained a waiver that exempts the financial covenants through July 31, 2001. The Company is negotiating with its current lenders to refinance this loan and expects to be able to do so by July 31 2001.

Other Borrowing Arrangements

In May 1999, the Company entered into a $3.5 million master lease and loan agreement with OneSource Financial Corp. The agreement requires the Company to collateralize property and equipment of $1.9 million, with the remaining agreement balance considered to be an unsecured loan. The term of the agreement is for a period of four years at an effective annual interest rate of 10.48%. The outstanding loan balance as of January 31, 2001 was $1.7 million. The quarterly payment on the loan is $260,000 including interest.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         Not applicable.

PART II. Other Information

Item 1. Legal Proceedings

In July 2000, the Company settled a stockholder class action brought in the United States District Court for the Southern District of New York (the "Court") entitled Willow Creek Capital Partners, L.P., v. Candie's, Inc., which alleged that the plaintiffs were damaged by reason of the Company's having issued materially false and misleading financial statements for the fiscal year ended January 31, 1998 and the first three quarters of the fiscal year ended January 31, 1999, which caused the Company's securities to trade at artificially inflated prices. Pursuant to the settlement the Company agreed to pay to the plaintiffs total consideration of $10 million, payable in a combination of $4 million in cash and the balance in the Company's Common Stock and convertible preferred stock. The Company has made the required $4 million cash payment. The remaining $6 million will be paid in the form of the Company's Common Stock and in preferred stock which will convert to the Company's Common Stock based on the price of the Company's Common Stock on the first and second anniversary of the "Effective Date" (August 2000) as defined in the settlement agreement approved by the Court. The shares of stock have not yet been issued because the plaintiffs' plan of distribution has not yet been finalized.

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

Item 2. Changes in Securities and Use of Proceeds.

During the three months ended April 30, 2001, the Company granted certain of its employees and directors, pursuant to a stock option plan, 10 year non-qualified stock options to purchase a total of 270,000 shares of its common stock at prices ranging from $1.50 to $1.7812 per share (an average of $1.6933 per share). The 270,000 stock options were unregistered. The options were granted in private transactions pursuant to the exemption from registration under Sections 2(a) (3) and 4(2) of the Securities Act of 1933.

Item 6. Exhibits and Reports on Form 8-K

     a.   Exhibits - None
     b.   Reports on Form 8-K-None

Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               CANDIE'S, INC.
                                    ----------------------------------
                                               (Registrant)


Date     June 14, 2001              /s/ Neil Cole
                                    ----------------------------------
                                    Neil Cole
                                    Chairman of the Board, President
                                    And Chief Executive Officer
                                    (on Behalf of the Registrant)

Date     June 14, 2001              /s/ Richard Danderline
                                    ----------------------------------
                                    Richard Danderline
                                    Executive Vice  President,
                                    Finance and Operations
                                    Principal Financial and Accounting Officer