Form 10-Q
period 2001-07-31
CANDIES INC
filed 2001-09-13
CIK 857737

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                      ------------------------------------

                                    FORM 10-Q




     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Quarterly Period Ended July 31, 2001

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
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)



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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X  No   .
                                              ---   ---


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.001 Par Value -- 18,119,923 shares as of August 29, 2001

                                      INDEX

                                    FORM 10-Q

                         CANDIE'S, INC. and SUBSIDIARIES


                                                                                            Page No.
                                                                                           ----------
Part I.  Financial Information

Item 1.  Financial Statements - (Unaudited)

     Condensed Consolidated Balance Sheets - July 31, 2001 and January 31, 2001.............   2

     Condensed Consolidated Statements of Income - Three and Six Months
     Ended July 31, 2001 and 2000...........................................................   3

     Condensed Consolidated Statement of Stockholders' Equity - Six Months Ended
     July 31, 2001..........................................................................   4

     Condensed Consolidated Statements of Cash Flows - Six Months Ended July 31,
     2001 and 2000..........................................................................   5

     Notes to Condensed Consolidated Financial Statements...................................   6


Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations  .......................................................................   9


Item 3.  Quantitative and Qualitative Disclosures about Market Risk (not applicable)........


Part II. Other Information

Item 1.  Legal Proceedings..................................................................  12
Item 2.  Changes in Securities and Use of Proceeds (Not Applicable).........................
Item 3.  Defaults upon Senior Securities (Not Applicable)...................................
Item 4.  Submission of Matters to a Vote of Security Holders (Not Applicable)...............
Item 5.  Other Information (Not Applicable).................................................
Item 6.  Exhibits and Reports on Form 8-K...................................................  12


Signatures   ...............................................................................  13

Part I. Financial Information
Item 1. FINANCIAL STATEMENTS-(Unaudited)

Candie's, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets


                                                                             July 31,           January 31,
                                                                               2001                2001
                                                                            ----------          -----------
                                                                            (Unaudited)
                                                                            (000's omitted, except par value)
Assets
Current Assets
    Cash .................................................................   $    836             $    366
    Accounts receivable, net .............................................      6,613                3,390
    Due from factors and accounts receivables, net .......................     11,393                5,854
    Due from affiliate(s) ................................................        939                  329
    Inventories ..........................................................      7,965                9,323
    Refundable and prepaid income taxes ..................................        228                  219
    Deferred income taxes ................................................      2,994                2,994
    Prepaid advertising and other ........................................      1,684                1,205
    Other current assets .................................................         46                   92
                                                                             --------             --------
Total Current Assets .....................................................     32,698               23,772

Property and equipment, at cost:
    Furniture, fixtures and equipment ....................................      8,071                7,408
    Less: Accumulated depreciation and amortization ......................      3,887                3,206
                                                                             --------             --------
                                                                                4,184                4,202
Other assets:
    Goodwill, net ........................................................      1,939                2,010
    Intangibles, net .....................................................     18,912               19,623
    Deferred income taxes ................................................        628                  628
    Other ................................................................        134                  135
                                                                             --------             --------
                                                                               21,613               22,396
                                                                             --------             --------
Total Assets .............................................................   $ 58,495             $ 50,370
                                                                             ========             ========

Liabilities and Stockholders' Equity

Current Liabilities:
    Revolving notes payable - banks ......................................   $ 14,307             $  8,898
    Accounts payable and accrued expenses ................................     11,617                9,766
    Accounts payable - Redwood Shoe ......................................      3,645                4,052
    Current portion of long-term debt ....................................      1,098                1,006
    Losses in excess of joint venture investment .........................        750                  750
                                                                             --------             --------
Total Current Liabilities ................................................     31,417               24,472
                                                                             --------             --------

Other liabilities ........................................................        167                   98
Long-term liabilities ....................................................        469                1,055

Stockholders' Equity
    Preferred and common stock to be issued ..............................      6,000                6,000
    Preferred stock, $.01 par value - shares authorized 5,000;
         none issued and outstanding .....................................         --                   --
    Common stock, $.001 par value - shares authorized 30,000;
         shares issued 19,683 at July 31, 2001 and 19,341 issued
         at January 31, 2001 .............................................         19                   19
    Additional paid-in capital ...........................................     59,770               59,239
    Retained earnings (deficit) ..........................................    (32,565)             (33,932)
    Treasury stock - at cost  - 1,595 shares at July 31, 2001 and
         1,472 shares at January 31, 2001 ................................     (6,782)              (6,581)
                                                                             --------             --------
Total Stockholders' Equity ...............................................     26,442               24,745
                                                                             --------             --------

Total Liabilities and Stockholders' Equity ...............................   $ 58,495             $ 50,370
                                                                             ========             ========


See notes to condensed consolidated financial statements

Candie's, Inc. and Subsidiaries


Condensed Consolidated Statements of Income
(Unaudited)


                                                               Three Months Ended         Six Months Ended
                                                                    July 31,                  July 31,
                                                             ---------------------      ---------------------
                                                               2001           2000        2001          2000
                                                                  (000's omitted, except per share data)
Net sales ...............................................    $30,570      $ 26,852      $53,222      $ 51,298

Licensing income ........................................      1,316         1,307        2,518         2,339
                                                             -------      --------      -------      --------
Net revenues ............................................     31,886        28,159       55,740        53,637
Cost of goods sold ......................................     23,419        20,530       39,606        39,293
                                                             -------      --------      -------      --------
Gross profit ............................................      8,467         7,629       16,134        14,344

Operating expenses:
Selling, general and administrative expenses ............      7,019         7,277       13,903        13,069
Special charges .........................................        178            89          243           186
                                                             -------      --------      -------      --------
                                                               7,197         7,366       14,146        13,255
                                                             -------      --------      -------      --------

Operating income ........................................      1,270           263        1,988         1,089

Other expenses:
Interest expense - net ..................................        296           389          621           900
Equity (income) in joint venture ........................         --          (336)          --          (486)
                                                             -------      --------      -------      --------
                                                                 296            53          621           414
                                                             -------      --------      -------      --------

Income before income taxes ..............................        974           210        1,367           675

Provision for income taxes ..............................         --            35           --            35
                                                             -------      --------      -------      --------

Net income ..............................................    $   974      $    175      $ 1,367      $    640

                                                             =======      ========      =======      ========


Earnings per common share:
     Basic ..............................................    $  0.05      $   0.01      $  0.07      $   0.03
                                                             =======      ========      =======      ========
     Diluted ............................................    $  0.04      $   0.01      $  0.06      $   0.03
                                                             =======      ========      =======      ========

Weighted average number of common shares outstanding:
     Basic ..............................................     19,169        19,252       19,153        19,220
                                                             =======      ========      =======      ========
     Diluted ............................................     22,327        21,737       22,405        21,760
                                                             =======      ========      =======      ========


See notes to condensed consolidated financial statements.

Candie's, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)

Six Months Ended July 31, 2001
(000's omitted)


                                                                           Preferred
                                                                            & Common    Additional    Retained
                                              Common Stock    Stock to be   Paid-In      Earnings     Treasury
                                            Shares    Amount    Issued      Capital      (Deficit)      Stock       Total
                                            ------    ------  -----------  ---------    ----------    --------      -----
Balance at February 1, 2001 ..............  19,341     $19      $6,000      $59,239      $(33,932)     $(6,581)    $ 24,745
Issuance of common stock
       to retirement plan ................     122      --          --          133            --           --          133
Exercise of stock options
      and warrants .......................     220      --          --          355            --           --          355
Options granted to non-employees .........      --      --          --           43            --           --           43
Purchase of treasury shares ..............      --      --          --           --            --         (201)        (201)
Net income ...............................      --      --          --           --         1,367           --        1,367
                                            ------     ---      ------      -------      --------      -------     --------
Balance at July 31, 2001 .................  19,683     $19      $6,000      $59,770      $(32,565)     $(6,782)    $ 26,442
                                            ======     ===      ======      =======      ========      =======     ========


See notes to condensed consolidated financial statements.

Candie's, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(Unaudited)


                                                                       Six Months Ended
                                                                    ----------------------
                                                                    July 31,      July 31,
                                                                      2001          2000
                                                                    ----------------------
                                                                       (000's omitted)

OPERATING ACTIVITIES:
Net cash provided (used) in operating activities ................   $(3,992)      $   529
                                                                    -------       -------

INVESTING ACTIVITIES:
     Purchases of property and equipment ........................      (663)         (689)
                                                                    -------       -------
Net cash used in investing activities ...........................      (663)         (689)
                                                                    -------       -------

FINANCING ACTIVITIES:
     Proceeds from exercise of stock options and warrants .......       355            --
     Purchase of treasury stock .................................      (201)           --
     Capital lease reduction ....................................      (438)         (456)
     Revolving notes payable - bank .............................     5,409         1,201
                                                                    -------       -------
Net cash provided by financing activities .......................     5,125           745
                                                                    -------       -------

INCREASE IN CASH ................................................       470           585
Cash at beginning of period .....................................       366           643
                                                                    -------       -------

Cash at end of period ...........................................   $   836       $ 1,228
                                                                    =======       =======

Supplemental disclosure of cash flow information:
Cash paid for interest ..........................................   $   622       $   905
                                                                    =======       =======


See notes to condensed consolidated financial statements.

Candie's, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)


July 31, 2001


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended July 31, 2001 are not necessarily indicative of the results that may be expected for a full fiscal year.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 2001.


NOTE B - FINANCING AGREEMENTS

On October 28, 1999, the Company entered into a two year $35 million revolving line of credit (the "Line of Credit") with Rosenthal & Rosenthal, Inc. ("Rosenthal"). On November 23, 1999, First Union National Bank entered into a co-lending arrangement and became a participant in the Line of Credit.

Borrowings under the Line of Credit are formula based and available up to the maximum amount of the Line of Credit. Borrowings under the Line of Credit bear interest at 0.50% above the prime rate. Certain borrowings in excess of an availability formula bear interest at 2.5% above the prime rate. The Company also pays an annual facility fee of 0.25% of the maximum Line of Credit. The Line of Credit also contains certain financial covenants including, minimum tangible net worth, certain specified ratios and other limitations. As of April 30, 2001, the Company extended its factoring agreement with Rosenthal through April 30, 2003. The Company has granted the lenders a security interest in substantially all of its assets. The Company was in default of certain covenants of its Line of Credit at July 31, 2001, but is negotiating with its current lender to secure a waiver and with that and other lenders to refinance the loan. The Company expects to be able to secure such waiver and/or new financing shortly.

At July 31, 2001 and January 31, 2001, borrowings under the Line of Credit totaled $14.3 million and $8.9 million, respectively, which were secured against factored receivables and inventory. Interest paid to Rosenthal during the six months ended July 31, 2001 was $0.5 million. The borrowing bore interest at 7.25%, which rate is subject to an increase or decrease based on the conditions of the factoring agreement as stated above.

At July 31, 2001 and January 31, 2001, the Company had $0.2 million and $0.3 million, respectively, of outstanding letters of credit. The Company's letters of credit availability are formula based, taking into account borrowings under the Line of Credit, as described above.


NOTE C - EARNINGS PER SHARE

Basic earnings per share includes no dilution and is computed by dividing earnings attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options and warrants.

Included in the calculation of the basic number of shares is the equivalent number of common shares to be issued in connection with the Settlement Agreement described in Note D. The diluted weighted average number of shares includes dilutive options and convertible preferred stock to be issued.

The following is a reconciliation of the shares used in calculating basic and diluted earnings per share:


                                                                       Three Months Ended July 31,   Six Months Ended July 31,
                                                                       ---------------------------   -------------------------
                                                                           2001          2000            2001          2000
                                                                       ---------------------------   -------------------------
                                                                                        (000's omitted)
Basic .............................................................       19,169        19,252          19,153        19,220
Effect of assumed conversions of employee stock options ...........        1,595           115           1,239           170
Effect of assumed conversions of preferred stock to be issued .....        1,563         2,370           2,013         2,370
                                                                       ---------------------------   -------------------------
Diluted ...........................................................       22,327        21,737          22,405        21,760
                                                                       ===========================   =========================


NOTE D - COMMITMENTS AND CONTINGENCIES

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

NOTE E - INVESTMENT IN JOINT VENTURE

On October 7, 1998, the Company formed Unzipped Apparel, LLC ("Unzipped") with its joint venture partner Sweet Sportswear, LLC ("Sweet"), the purpose of which is to market and distribute apparel under the BONGO label. The Company and Sweet each have a 50% interest in Unzipped. Pursuant to the terms of the joint venture, the Company licenses the BONGO trademark to Unzipped for use in the design, manufacture and sale of certain designated apparel products. As of January 31, 2001, the Company believed that Unzipped was in breach of certain provisions of the agreements among the parties, and notified Unzipped that the Company did not intend to contribute any additional capital or otherwise support the joint venture. Accordingly, as of January 31, 2001, the Company recorded $750,000, as its maximum liability to Unzipped and has suspended booking its share of Unzipped losses beyond its liability. As of January 31, 2001, the Company's proportionate share of Unzipped unaudited losses in excess of the established liability approximated $1.7 million. The Company believes that its exposure related to Unzipped, should the joint venture dissolve, is adequately provided for.

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

At July 31 and January 31, 2001, the affiliate receivable balance from Unzipped was $271,000 and $232,000, respectively. The Company is entitled to receive royalty revenue from Unzipped equal to 3% of Unzipped's net sales. Included in royalty income is $626,000 and $800,000 for the six months ended July 31, 2001 and 2000, respectively.


NOTE F - RECENT ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in the fiscal year beginning February 1, 2002 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

The Company's previous business combinations were accounted primarily for using the purchase methods. At July 31, 2001, the net carrying amount of goodwill is approximately $2 million, which is being amortized by approximately $140,000 each year. Currently, the Company is assessing, but has not yet determined how, the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

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

The words "believe", "expect", "anticipate", "seek" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statements were made.

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


Results of Operations

For the three months ended July 31, 2001

Revenues. Net revenues increased by $3.7 million to $31.9 million from $28.2 million in the comparable period of the prior year. The net revenue increase resulted primarily from increases in sales in Candie's women's footwear, the Company's private label men's division and the retail stores, partially offset by sales decreases in Kid's and Bongo footwear and the discontinuance of the Company's handbag division. Retail store sales increased $1.1 million, to $2.2 million, as compared to $1.1 million in the second quarter of the prior year.

Gross Profit. Gross profit increased by $900,000 to $8.5 million as compared to $7.6 million in the prior year quarter. Gross profit margins decreased, as a percentage of net revenues, by 0.5% to 26.6% as compared to 27.1% in the second quarter of the prior year. The decrease is primarily attributable to a decrease resulting from a shift in product mix to lower margin products, partially offset by improved margins for Candie's women's footwear, reductions in sales returns and allowances and an increase in retail sales that have higher gross profit margins.

Operating Expenses. Operating expenses (including special charges) decreased by $169,000 to $7.2 million from $7.4 million in the prior year quarter. This decrease resulted from ongoing cost reduction initiatives, partially offset by the incremental costs associated with the opening of new retail stores.

Interest Expense. Interest expense decreased by $93,000 to $296,000 from $389,000 in the prior year quarter. The decrease resulted from lower average interest rates and lower average outstanding borrowing as compared with the comparable prior year period.

Income Taxes. The income tax provision for the quarter was offset by a reduction in the valuation reserve. As a result, no tax provision was recorded for the period ended July 31, 2001.

Net Income. The Company recorded net income of $974,000 million, compared to $175,000 in the prior year quarter.

For the six months ended July 31, 2001

Revenues. Net revenues increased by $2.1 million to $55.7 million from $53.6 million in the comparable period of the prior year. The net revenue increase resulted primarily from increases in sales in Candie's women's footwear, the Company's private label men's division, and the retail stores and a reduction in sales returns and allowances, partially offset by sales decreases in Kid's and Bongo footwear and the discontinuance of the Company's handbag division. Retail store sales increased $1.9 million, to $3.8 million, as compared to $1.9 million in the first six months of the prior year. Retail comparable store sales were up 38.3% for the six months ended July 31, 2001. Licensing income increased $179,000, to $2.5 million as compared to $2.3 million in the comparable prior year six month period.

Gross Profit. Gross profit increased by $1.8 million to $16.1 million as compared to $14.3 million in the first six months of the prior year. Gross profit margins increased, as a percentage of net revenues, by 2.2% to 28.9% as compared to 26.7% for the six months ended July 31, 2000. The increase is primarily attributable to improved margins in Candie's women's footwear, reductions in sales returns and allowances, an increase in retail sales that have higher gross profit margins and an increase in licensing income, partially offset by a decrease resulting from a shift in product mix to lower margin products.

Operating Expenses. Operating expenses (including special charges) increased by $891,000 to $14.1 million from $13.3 million in the first six months of the prior year. The increase is due primarily to the incremental costs associated with the opening of new retail stores as well as an increase in advertising expenditures that were expensed in the first six months ended July 31, 2001.

Interest Expense. Interest expense decreased by $279,000 to $621,000 from $900,000 in the first six months of the prior year. The decrease resulted from lower average interest rates and lower average outstanding borrowing as compared with the comparable prior year period.

Income Taxes. The income tax provision for the quarter was offset by a reduction in the valuation reserve. As a result, no tax provision was recorded for the six months ended July 31, 2001.

Net Income. The Company recorded net income of $1.5 million, compared to $640,000 in the first six months of the prior year.


Liquidity and Capital Resources

At July 31, 2001, the current ratio was 1.04 to 1.

In the past, the Company has relied primarily upon revenues generated from operations, borrowings from its factor and sales of securities to finance its liquidity and capital needs. Net cash used in operating activities totaled $4.0 million, compared to cash provided of $529,000 for the six months ended July 31, 2000. The increase in cash used in operating activities resulted primarily from an increase in factoring and trade receivables, partially offset by a reduction in inventories.

Capital expenditures for the six months ended July 31, 2001 were $663,000, compared to $689,000 for the comparable period in the prior year. The Company expects to incur additional capital expenditures of approximately $1.6 million, which the Company expects to be able to finance in Fiscal 2002.

Current Revolving Credit Facility.

Borrowings under the Line of Credit are formula based and available up to the maximum amount of the Line of Credit. Borrowings under the Line of Credit bear interest at 0.50% above the prime rate. Certain borrowings in excess of an availability formula bear interest at 2.5% above the prime rate. The Company also pays an annual facility fee of 0.25% of the maximum Line of Credit. The Line of Credit also contains certain financial covenants including, minimum tangible net worth, certain specified ratios and other limitations. As of April 30, 2001, the Company extended its factoring agreement with Rosenthal through April 30, 2003. The Company has granted the lenders a security interest in substantially all of its assets. The Company was in default of certain covenants of its Line of Credit at July 31, 2001, but is negotiating with its current lender to secure a waiver and with that and other lenders to refinance the loan. The Company expects to be able to secure such waiver and/or new financing shortly.

Other Borrowing Arrangements

In May 1999, the Company entered into a $3.5 million master lease and loan agreement with OneSource Financial Corp. The agreement requires the Company to collateralize property and equipment of $1.9 million, with the remaining agreement balance considered to be an unsecured loan. The term of the agreement is for a period of four years at an effective annual interest rate of 10.48%. The outstanding loan balance as of July 31, 2001 was $1.5 million. The quarterly payment on the loan is $260,000 including interest.


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

                                          CANDIE'S, INC.
                                          --------------------------------
                                                  (Registrant)


Date  September 13, 2001                     /s/ Neil Cole
      ----------------------              --------------------------------
                                          Neil Cole
                                          Chairman of the Board, President
                                          And Chief Executive Officer
                                          (on Behalf of the Registrant)


Date  September 13, 2001                     /s/ Richard Danderline
      ----------------------              ----------------------------
                                          Richard Danderline
                                          Executive Vice President of Finance
                                          And Operations