Form 10-Q
period 2001-10-31
CANDIES INC
filed 2001-11-20
CIK 857737

U.S. Securities and Exchange Commission
                                  Washington, D.C. 20549

                        ---------------------------------------

                                      FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Quarterly Period Ended October 31, 2001

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

Common Stock, $.001 Par Value -- 18,283,723 shares as of November 16, 2001

                                       INDEX

                                     FORM 10-Q

                          CANDIE'S, INC. and SUBSIDIARIES


                                                                                                       Page No.
                                                                                                     -----------

Part I.  Financial Information

Item 1.  Financial Statements - (Unaudited)

         Condensed Consolidated Balance Sheets - October 31, 2001 and January 31, 2001..................   2

         Condensed Consolidated Statements of Operations - Three and Nine Months
         Ended October 31, 2001 and 2000................................................................   3

         Condensed Consolidated Statement of Stockholders' Equity - Nine Months Ended
         October 31, 2001...............................................................................   4

         Condensed Consolidated Statements of Cash Flows - Nine Months Ended October 31,
         2001 and 2000..................................................................................   5

         Notes to Condensed Consolidated Financial Statements...........................................   6


Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations  ...................................................................................   9


Item 3.  Quantitative and Qualitative Disclosures about Market Risk ....................................  11



Part II. Other Information

Item 1.  Legal Proceedings .............................................................................  12
Item 2.  Changes in Securities and Use of Proceeds .....................................................  12
Item 3.  Defaults upon Senior Securities (Not Applicable)...............................................
Item 4.  Submission of Matters to a Vote of Security Holders ...........................................  12
Item 5.  Other Information (Not Applicable).............................................................
Item 6.  Exhibits and Reports on Form 8-K ..............................................................  13


Signatures   ...........................................................................................  14

Index to Exhibits.......................................................................................  15

Part I. Financial Information

Item 1. FINANCIAL STATEMENTS-(Unaudited)

Candie's, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

                                                                                   October 31,      January 31,
                                                                                      2001             2001
                                                                                   ----------       ----------
                                                                                   (Unaudited)
                                                                                (000's omitted, except par value)
Assets

Current Assets
    Cash...............................................................               $   872          $   366
    Accounts receivable, net...........................................                 5,710            3,390
    Due from factors and accounts receivables, net.....................                 7,682            5,854
    Due from affiliate.................................................                   904              329
    Inventories........................................................                 7,842            9,323
    Refundable and prepaid income taxes................................                   242              219
    Deferred income taxes..............................................                 2,994            2,994
    Prepaid advertising and other......................................                 1,613            1,205
    Other current assets...............................................                    76               92
                                                                                      -------          -------
Total Current Assets...................................................                27,935           23,772

Property and equipment, at cost:
    Furniture, fixtures and equipment..................................                 8,375            7,408
    Less: Accumulated depreciation and amortization....................                 4,128            3,206
                                                                                      -------          -------
                                                                                        4,247            4,202
Other assets:
    Goodwill, net......................................................                 1,903            2,010
    Intangibles, net...................................................                18,530           19,623
    Deferred income taxes..............................................                   628              628
    Other..............................................................                   117              135
                                                                                      -------          -------
                                                                                       21,178           22,396
                                                                                      -------          -------
Total Assets...........................................................               $53,360          $50,370
                                                                                      =======          =======

Liabilities and Stockholders' Equity

Current Liabilities:
    Revolving notes payable - banks....................................               $11,084          $ 8,898
    Accounts payable and accrued expenses..............................                10,025            9,766
    Accounts payable - related party...................................                 3,058            4,052
    Current portion of long-term debt and capital lease obligation..                    1,069            1,006
    Losses in excess of joint venture investment.......................                   750              750
                                                                                      -------          -------
Total Current Liabilities..............................................                25,986           24,472
                                                                                      -------          -------

Other liabilities......................................................                   166               98
Long-term liabilities and capital lease obligation ....................                   244            1,055

Stockholders' Equity
    Preferred and common stock to be issued............................                 6,000            6,000
    Preferred stock, $.01 par value - shares authorized 5,000;
         none issued and outstanding...................................                     -                -
    Common stock, $.001 par value - shares authorized 30,000;
         shares issued 19,855 at October 31, 2001 and 19,341 issued
         at January 31, 2001...........................................                    20               19
    Additional paid-in capital.........................................                60,089           59,239
    Retained earnings (deficit)........................................               (32,268)         (33,932)
   Treasury stock - at cost  - 1,635 shares at October 31, 2001
        and 1,472 shares at January 31, 2001...........................                (6,877)          (6,581)
                                                                                      -------          -------
Total Stockholders' Equity.............................................                26,964           24,745
                                                                                      -------          -------
Total Liabilities and Stockholders' Equity.............................               $53,360          $50,370
                                                                                      =======          =======

See notes to condensed consolidated financial statements.

Candie's, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)


                                                         Three Months Ended                       Nine Months Ended
                                                             October 31,                             October 31,
                                                -----------------------------------      -------------------------------
                                                       2001               2000                 2001               2000
                                                                   (000's omitted, except per share data)

Net sales......................................   $25,325               $22,457             $78,547           $73,755

Licensing income...............................     1,411                 1,310               3,929             3,649
                                                -----------------------------------      -------------------------------
Net revenues...................................    26,736                23,767              82,476            77,404

Cost of goods sold.............................    18,682                17,561              58,288            56,854
                                                -----------------------------------      -------------------------------
Gross profit...................................     8,054                 6,206              24,188            20,550

Operating expenses:

Selling, general and administrative expenses...     7,309                 7,427              21,212            20,496

Special charges................................       120                     1                 363               187
                                                -----------------------------------      -------------------------------
                                                    7,429                 7,428              21,575            20,683
                                                -----------------------------------      -------------------------------


Operating income (loss)........................       625                (1,222)              2,613              (133)

Other expenses:

Interest expense - net.........................       328                   418                 949             1,318

Equity (income) in joint venture...............         -                  (198)                  -              (684)
                                                -----------------------------------      -------------------------------
                                                      328                   220                 949               634
                                                -----------------------------------      -------------------------------


Income (loss) before income taxes..............       297                (1,442)              1,664              (767)


Provision for income taxes.....................         -                    26                   -                61
                                                -----------------------------------      -------------------------------

Net income (loss)..............................   $   297                (1,468)            $ 1,664              (828)
                                                ===================================      ===============================


Earnings (loss) per common share:

     Basic.....................................   $   .02               $  (.08)            $   .09           $  (.04)
                                                ===================================      ===============================
     Diluted...................................   $   .01               $  (.08)                .07           $  (.04)
                                                ===================================      ===============================

Weighted average number of common shares outstanding:

     Basic.....................................    19,407                19,269              19,237            19,237
                                                ===================================      ===============================
     Diluted...................................    22,681                19,269              22,497            19,237
                                                ===================================      ===============================


See notes to condensed consolidated financial statements.

Candie's, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)

Nine Months Ended October 31, 2001
(000's omitted)

                                                        Preferred
                                                         & Common  Additional   Retained
                                       Common Stock    Stock to be  Paid-In     Earnings    Treasury
                                     Shares    Amount    Issued     Capital     (Deficit)    Stock     Total
                                -------------------------------------------------------------------------------
Balance at February 1, 2001.....     19,341     $ 19      $  6,000  $ 59,239   $ (33,932)   $(6,581)  $ 24,745
Issuance of common stock
       to retirement plan.......        122       --            --       133           --         --       133
Issuance of common stock
       to directors.............         14       --            --        40           --         --        40
Exercise of stock options
      and warrants..............        378         1           --       593           --         --       594
Options granted to non-employees         --       --            --        84           --         --        84
Purchase of treasury shares.....         --       --            --        --           --      (296)      (296)
Net income......................         --       --            --        --        1,664         --     1,664
                                -------------------------------------------------------------------------------
Balance at October 31, 2001.....     19,855     $ 20     $ 6,000    $ 60,089    $(32,268)   $(6,877)  $ 26,964
                                ===============================================================================




See notes to condensed consolidated financial statements.

Candie's, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                                                        Nine Months Ended
                                                                                  ---------------------------
                                                                                   October 31,    October 31,
                                                                                      2001           2000
                                                                                  ---------------------------
                                                                                        (000's omitted)

OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities........................         $   (348)      $ 3,459
                                                                                  ---------------------------

INVESTING ACTIVITIES:
     Purchases of property and equipment...................................             (967)       (1,147)
                                                                                  ---------------------------
Net cash used in investing activities......................................             (967)       (1,147)
                                                                                  ---------------------------

FINANCING ACTIVITIES:
     Proceeds from exercise of stock options and warrants..................              594             -
     Purchase of treasury stock............................................             (296)            -
     Capital lease payments................................................             (663)         (690)
     Increase (decrease) in revolving notes payable - bank.................            2,186        (1,988)
                                                                                  ---------------------------
Net cash provided by (used in) financing activities........................            1,821        (2,678)
                                                                                  ---------------------------

INCREASE (DECREASE) IN CASH................................................              506          (366)
Cash at beginning of period................................................              366           643
                                                                                  ---------------------------

Cash at end of period......................................................         $    872       $   277
                                                                                  ===========================

Supplemental disclosure of cash flow information:

Interest paid..............................................................         $    950       $ 1,329
                                                                                  ===========================







See notes to condensed consolidated financial statements.

Candie's, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

October 31, 2001


NOTE A     BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended October 31, 2001 are not necessarily indicative of the results that may be expected for a full fiscal year.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 2001.

NOTE B     FINANCING AGREEMENTS

On October 28, 1999, the Company entered into a two year $35 million revolving line of credit (the "Line of Credit") with Rosenthal & Rosenthal, Inc. ("Rosenthal"). On November 23, 1999, First Union National Bank entered into a co-lending arrangement and became a participant in the Line of Credit.

Borrowings under the Line of Credit are formula based and available up to the maximum amount of the Line of Credit. Borrowings under the Line of Credit bear interest at 0.50% above the prime rate. Certain borrowings in excess of an availability formula bear interest at 2.5% above the prime rate. The Company also pays an annual facility fee of 0.25% of the maximum Line of Credit. The Line of Credit also contains certain financial covenants including, minimum tangible net worth, certain specified ratios and other limitations. As of April 30, 2001, the Company extended its factoring agreement with Rosenthal through April 30, 2003. The Company has granted the lenders a security interest in substantially all of its assets. The Company was in default of certain covenants of its Line of Credit at October 31, 2001, but is negotiating with its current lender to secure a waiver and with that and other lenders to refinance the loan. The Company expects to be able to secure such waiver and / or new financing shortly.

At October 31, 2001 and January 31, 2001, borrowings under the Line of Credit totaled $11.0 million and $8.9 million, respectively, which were secured against factored receivables and inventory. Interest paid to Rosenthal during the nine months ended October 31, 2001 was $0.8 million. The borrowing bore interest at 6.04%, which rate is subject to an increase or decrease based on the conditions of the factoring agreement as stated above.

At October 31, 2001 and January 31, 2001, the Company had $0.4 million and $0.3 million, respectively, of outstanding letters of credit. The Company's letters of credit availability are formula based, taking into account borrowings under the Line of Credit, as described above.


NOTE C     EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share includes no dilution and is computed by dividing earnings attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options and warrants.

Included in the calculation of the basic number of shares is the equivalent number of common shares to be issued in connection with the Settlement Agreement described in Note D. The diluted weighted average number of shares includes dilutive options and convertible preferred stock to be issued.

The following is a reconciliation of the shares used in calculating basic and diluted earnings (loss) per share:



                                                                 Three Months Ended October 31,  Nine Months Ended October 31,
                                                                 ------------------------------  -----------------------------
                                                                        2001          2000              2001        2000
                                                                 ------------------------------  -----------------------------
                                                                                        (000's omitted)
Basic ..........................................................      19,407        19,269            19,237      19,237
Effect of assumed conversions of employee stock options.........       1,850             -             1,443           -
Effect of assumed conversions of preferred stock to be issued...       1,424             -             1,817           -
                                                                 ------------------------------  -----------------------------

Diluted ........................................................      22,681        19,269            22,497      19,237
                                                                 ==============================  =============================


NOTE D     COMMITMENTS AND CONTINGENCIES

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

In December 2000, an action for breach of contract and breach of the duty of good faith and fair dealing was commenced against the Company and one of its subsidiaries in the United States District Court for the Southern District of New York by Michael Caruso, as trustee of the Claudio Trust, and Gene Montesano. The Company has entered into a settlement agreement with Michael Caruso and Gene Montesano ("Caruso Settlement Agreement"). The settlement provides that Caruso may participate as a member of the Class in the settlement of the Willow Creek Class Action and receive its proportionate interest in the class settlement fund by filing a late proof of claim. In addition, the Company has agreed to pay Caruso and Montesano the sum of $62,500 in equal quarterly statements, up to a possible aggregate amount of $1 million, over a period of four years. However, the obligation to make these payments shall terminate in the event the last daily sale price per share of the Company's Common Stock reaches $4.98 during any ten days in any thirty day period within such four year period.

The Caruso Settlement Agreement is not binding unless the Court in the Willow Creek Class Action issues an Order permitting Caruso and Montesano to file a late proof of claim and allowing such claim. A proposed Order permitting Caruso and Montesano to file a late proof of claim and allowing such claim was filed with the Court on October 19, 2001, and the parties are awaiting the Court's determination. The Company is unable to predict the outcome of this matter and accordingly has not recorded any liability in connection with this settlement agreement.

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

NOTE E     INVESTMENT IN JOINT VENTURE

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

At October 31 and January 31, 2001, the affiliate receivable balance from Unzipped was $282,000 and $232,000, respectively. The Company is entitled to receive royalty revenue from Unzipped equal to 3% of Unzipped's net sales. Included in royalty income is $983,000 and $1,100,000 for the nine months ended October 31, 2001 and 2000, respectively.

NOTE F     RECENT ACCOUNTING STANDARDS

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

The Company's previous business combinations were accounted primarily for using the purchase methods. At October 31, 2001, the net carrying amount of goodwill is approximately $1.9 million, which is being amortized by approximately $140,000 each year. Currently, the Company is assessing, but has not yet determined how, the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

NOTE G     SUBSEQUENT EVENTS

On November 20, 2001, the Company entered into an agreement to sell one of its retail outlet stores for approximately $556,000, subject to closing adjustments. The resulting gain of approximately $100,000 will be recognized in the fourth quarter. Pursuant to the agreement, the Company will continue to operate the store through January 7, 2002.



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


Results of Operations


For the three months ended October 31, 2001

Revenues. Net revenues increased by $2.9 million to $26.7 million from $23.8 million in the comparable period of the prior year. The net revenue increase resulted primarily from increases in sales including an increase of $2.0 million from the Company's private label men's division and retail store sales. Retail store sales increased $.7 million, to $2.2 million, as compared to $1.4 million in the third quarter of the prior year. Retail comparable store sales were up 15.4% in the third quarter of Fiscal 2002. Licensing income increased $100,000, to $1.4 million from $1.3 million in the same quarter of the prior year.

Gross Profit. Gross profit increased by $1.9 million to $8.1 million as compared to $6.2 million in the same quarter of the prior year. Gross profit margins increased, as a percentage of net revenues, by 4.0% to 30.1%, as compared to 26.1% in the third quarter of the prior year. The increase is primarily attributable to an increase in the gross margin from Candie's women's footwear, partially offset by reduced margins for the Company's private label men's division.

Operating Expenses. Operating expenses (including special charges) for the third quarter were flat at $7.4 million. This resulted from ongoing cost reduction initiatives, offset by the incremental costs associated with the opening of new retail stores.

Interest Expense. Interest expense decreased by $90,000 to $328,000 from $418,000 in the prior year quarter. The decrease resulted from lower average interest rates and lower average outstanding borrowing as compared with the comparable prior year period.

Income Taxes. The income tax provision for the quarter was offset by a reduction in the valuation reserve. As a result, no tax provision was recorded for the period ended October 31, 2001.

Net Income. The Company recorded net income of $297,000, compared to a loss of $1.5 million in the prior year quarter.


For the nine months ended October 31, 2001

Revenues. Net revenues increased by $5.1 million to $82.5 million from $77.4 million in the comparable period of the prior year. The net revenue increase resulted primarily from increases in sales in Candie's women's footwear, the Company's private label men's division, retail store sales and a reduction in sales returns and allowances, partially offset by sales decreases in Kid's and Bongo footwear and the discontinuance of the Company's handbag division. Retail store sales increased $2.6 million, to $5.9 million, as compared to $3.3 million in the comparable period of the prior year. Retail comparable store sales increased 29.4% for the nine months ended October 31, 2001. Licensing income increased $280,000, to $3.9 million as compared to $3.6 million in the comparable prior year nine month period.

Gross Profit. Gross profit increased by $3.6 million to $24.2 million as compared to $20.6 million in the first nine months of the prior year. Gross profit margins increased, as a percentage of net revenues, by 2.8% to 29.3%, as compared to 26.5% for the nine months ended October 31, 2000. The increase is primarily attributable to improved margins in Candie's women's footwear, reductions in sales returns and allowances, an increase in retail sales that have higher gross profit margins and an increase in licensing income, partially offset by lower margins from the Company's private label men's division.

Operating Expenses. Operating expenses (including special charges) increased by $892,000 to $21.6 million from $20.7 million in the first nine months of the prior year. The increase is due primarily to the incremental costs associated with the opening of new retail stores.

Interest Expense. Interest expense decreased by $369,000 to $949,000 from $1.3 million in the first nine months of the prior year. The decrease resulted from lower average interest rates and lower average outstanding borrowing as compared with the comparable prior year period.

Income Taxes. The income tax provision for the nine months was offset by a reduction in the valuation reserve. As a result, no tax provision was recorded for the nine months ended October 31, 2001.

Net Income. The Company recorded net income of $1.7 million, compared to a loss of $828,000 in the first nine months of the prior year.


Liquidity and Capital Resources

At October 31, 2001, the current ratio was 1.075 to 1.

In the past, the Company has relied primarily upon revenues generated from operations, borrowings from its factor and sales of securities to finance its liquidity and capital needs. Net cash used in operating activities totaled $347,000, compared to cash provided of $3.5 million for the nine months ended October 31, 2000. The increase in cash used in operating activities resulted primarily from an increase in factoring and trade receivables, partially offset by a reduction in inventories.

Capital expenditures for the nine months ended October 31, 2001 were $967,000, compared to $1.1 million for the comparable period in the prior year. The Company has forecasted additional capital expenditures of approximately $738,000 in Fiscal 2002.

Current Revolving Credit Facility

Borrowings under the Line of Credit are formula based and available up to the maximum amount of the Line of Credit. At October 31, 2001 and January 31, 2001, borrowings under the Line of Credit totaled $11.1 million and $8.9 million, respectively, which were secured against factored receivables and inventory. Borrowings under the Line of Credit will bear interest at 0.50% above the prime rate. Certain borrowings in excess of an availability formula will bear interest at 2.5% above the prime rate. The Company will also pay an annual facility fee of 0.25% of the maximum Line of Credit. The Line of Credit also contains certain financial covenants including, minimum tangible net worth, certain specified ratios and other limitations. The Company has granted the lenders a security interest in substantially all of its assets. The Company was in default of certain covenants of its Line of Credit at October 31, 2001, but is negotiating with its current lender to secure a waiver and with that and other lenders to refinance the loan. The Company expects to be able to secure such waiver and / or new financing shortly.

Other Borrowing Arrangements

In May 1999, the Company entered into a $3.5 million master lease and loan agreement with OneSource Financial Corp. The agreement requires the Company to collateralize property and equipment of $1.9 million, with the remaining agreement balance considered to be an unsecured loan. The term of the agreement is for a period of four years at an effective annual interest rate of 10.48%. The outstanding loan balance as of October 31, 2001 was $1.3 million. The quarterly payment on the loan is $260,000 including interest.



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

In December 2000, an action for breach of contract and breach of the duty of good faith and fair dealing was commenced against the Company and one of its subsidiaries in the United States District Court for the Southern District of New York by Michael Caruso, as trustee of the Claudio Trust, and Gene Montesano. The Company has entered into a settlement agreement with Michael Caruso and Gene Montesano ("Caruso Settlement Agreement"). The settlement provides that Caruso may participate as a member of the Class in the settlement of the Willow Creek Class Action and receive its proportionate interest in the class settlement fund by filing a late proof of claim. In addition, the Company has agreed to pay Caruso and Montesano the sum of $62,500 in equal quarterly statements, up to a possible aggregate amount of $1 million, over a period of four years. However, the obligation to make these payments shall terminate in the event the last daily sale price per share of the Company's Common Stock reaches $4.98 during any ten days in any thirty day period within such four year period.

The Caruso Settlement Agreement is not binding unless the Court in the Willow Creek Class Action issues an Order permitting Caruso and Montesano to file a late proof of claim and allowing such claim. A proposed Order permitting Caruso and Montesano to file a late proof of claim and allowing such claim was filed with the Court on October 19, 2001, and the parties are awaiting the Court's determination.

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


Item 2. Changes in Securities and Use of Proceeds

During the three months ended October 31, 2001, the Company granted certain of its employees and directors non-qualified stock options to purchase a total of 996,000 shares of its common stock at prices ranging from $1.70 to $2.50 per share (an average of $2.1877 per share). The 996,000 stock options were registered. The options were granted in private transactions pursuant to the exemption from registration under Sections 2(a) (3) and 4(2) of the Securities Act of 1933.


Item 4.  Submission of Matters to a Vote of Security Holders

On August 9, 2001 the Company held an Annual Meeting of Stockholders at which the holders of the Company's common stock voted on: (i) the election of directors and (ii) a proposal to approve the adoption of the Company's Non-Employee Director Stock Incentive Plan under which up to 300,000 shares of Common Stock may be issued to all members of the Company's Board of Directors who are not current employees of the Company or any of its subsidiaries.

Messrs. Neil Cole, Barry Emanuel, Steven Mendelow, Peter Siris and Ann Iverson were elected to serve as members of the Company's Board of Directors for the ensuing year and until the election and qualification of their successors.

The votes cast by stockholders with respect to the election of Directors were as follows:


                            Votes Cast                           Votes
Director                      "For"                           "Withheld"

Neil Cole                   11,949,577                          101,643
Barry Emanuel               11,954,554                           96,666
Steven Mendelow             11,957,079                           94,141
Peter Siris                 11,921,523                          129,697
Ann Iverson                 11,973,093                           78,127

The Company's Non-Employee Director Stock Incentive Plan was approved by the stockholders. The votes cast by stockholders with respect to the Non-Employee Director Stock Incentive Plan were as follows:

   Votes Cast "For"        Votes Cast "Against"             Votes "Abstaining"

     11,610,822                 380,692                           59,706


Item 6. Exhibits and Reports on Form 8-K

a. Exhibits Exhibit 10.1 - Candie's Inc. Non-Employee Director Stock Incentive Plan (incorporated herein by reference to Exhibit A to the Company's Proxy Statement dated July 3, 2001 contained in the Company's Schedule 14A filed with the SEC on July 3, 2001). Exhibit 27 - Financial Data Schedule (for SEC use
only) b. Reports on Form 8-K-None

Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             CANDIE'S, INC.
                                             -----------------------------------
                                             (Registrant)


Date:    November 20, 2001                by:/s/ Neil Cole
         ---------------------------         -----------------------------------
                                             Neil Cole
                                             Chairman of the Board, President
                                             and Chief Executive Officer


Date:    November 20, 2001                by:/s/ Richard Danderline
         ---------------------------         -----------------------------------
                                             Richard Danderline
                                             Executive Vice President of Finance
                                             and Operations

Index to Exhibits





Exhibit
Numbers  Description

10.1  Candie's  Inc.   Non-Employee   Director  Stock   Incentive   Option  Plan
      (incorporated herein by reference to Exhibit A to the Company's Proxy Statement dated July 3, 2001 contained in the Company's Schedule 14A filed with the SEC on July 3, 2001).

27    Financial Data Schedule (for SEC use only)