Form 10-K
period 2002-01-31
CANDIES INC
filed 2002-05-01
CIK 857737

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                    FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended January 31, 2002
                                       OR
[_] Transition Report Pursuant to Section 13 or
    15(d) of the Securities Exchange Act of 1934
    For the transition period from
                        _______________to ______________.

                         Commission File Number 0-10593

                                 CANDIE'S, INC.
             (Exact Name of Registrant as Specified in Its Charter)
  -----------------------------------------------------------------------------
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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __ -

     Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of the common stock held by non-affiliates of the registrant as of the close of business on April 3, 2002, was approximately $ 46,429,745.

     As of April 3, 2002, 20,274,998 shares of Common Stock, par value $.001 per share were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

                            CANDIE'S, INC.-FORM 10-K

     TABLE OF CONTENTS

                                                                                                               Page

PART I

     Item 1.  Business.......................................................................................    2
     Item 2.  Properties.....................................................................................    6
     Item 3.  Legal Proceedings..............................................................................    7
     Item 4.  Submission of Matters to a Vote of Security Holders............................................    7

PART II

     Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters..........................    8
     Item 6.  Selected Financial Data........................................................................    9
     Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations..........   10
     Item 7A. Quantitative and Qualitative Disclosure about Market Risk......................................   15
     Item 8.  Financial Statements and Supplementary Data....................................................   15
     Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........   15

PART III

     Item 10. Directors and Executive Officers of the Registrant.............................................   16
     Item 11. Executive Compensation.........................................................................   18
     Item 12. Security Ownership of Certain Beneficial Owners and Management.................................   21
     Item 13. Certain Relationships and Related Transactions.................................................   22

PART IV

     Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K...............................   23

Signatures...................................................................................................   24

Consolidated Financial Statements............................................................................  F-1


PART I

Item 1  Business

Introduction

     The history of the "CANDIE'S" brand spans over 25 years and is known for young, fun and fashionable, footwear marketed by innovative advertising and celebrity spokespersons. Candie's, Inc., which was incorporated in Delaware in 1978, and its subsidiaries (collectively, the "Company") is currently engaged primarily in the design, marketing, and distribution of moderately-priced women's casual and fashion footwear under the CANDIE'S(R)and BONGO(R)trademarks for distribution within the United States to department, specialty, chain and 13 Company-owned retail stores, a web store and to specialty stores internationally. The Company markets and distributes children's footwear under the CANDIE'S and BONGO trademarks, as well as a variety of men's workboots, hiking boots, winter boots, and outdoor casual shoes designed and marketed under private labels and the ASPEN(R)brand, which is licensed by the Company from a third party through Bright Star Footwear, Inc. ("Bright Star"), the Company's wholly-owned subsidiary. In 1998, the Company began licensing its CANDIE'S trademark for the purpose of building CANDIE'S into a lifestyle brand serving generation "Y" women and girls, and it currently holds licenses for apparel, fragrance, eyewear, handbags, watches and cell phone accessories. The Company also licensed the BONGO trademark on jeanswear through Unzipped Apparel, LLC ("Unzipped"), the Company's joint venture with Sweet Sportswear LLC ("Sweet"), a subsidiary of Azteca Production International, Inc., as well as on kids' clothing, handbags and eyewear. On April 23, 2002, the Company acquired the remaining 50% interest in Unzipped from Sweet for 3 million shares of the Company's common stock and $11 million in preferred stock. The Company is required to redeem the preferred stock in 2012. See Notes 2 and 14 of the Notes to Consolidated Financial Statements.

     The target customer for CANDIE'S and BONGO products are women and girls in the "millenial" generation demographic. As a growth strategy, the Company plans to continue to build market share in the junior footwear area of better department and specialty stores, pursue licensing opportunities, and expand its consumer direct business through the opening of "lifestyle" retail stores and expanding e-commerce sales of Candie's products through its Candies.com web store.

Background of the Company and Acquisitions

     The Company began to license the use of the CANDIE'S trademark from New Retail Concepts, Inc. ("NRC") in June 1991, and in March 1993, purchased ownership of the CANDIE'S trademark from NRC together with certain pre-existing licenses of NRC. At the time, NRC was a publicly traded company engaged primarily in the licensing and sublicensing of fashion trademarks and a significant stockholder of the Company. NRC's principal stockholder was also the Company's President and Chief Executive Officer. Effective August 18, 1998, the Company completed a merger with NRC, with the Company as the surviving entity.

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

Formation of Unzipped Apparel LLC

     On October 7, 1998, the Company formed Unzipped with its then joint venture partner Sweet, for the purpose of marketing and distributing apparel under the BONGO label. Candie's and Sweet each had a 50% interest in Unzipped. Pursuant to the terms of the joint venture, the Company licensed the BONGO trademark to Unzipped for use in the design, manufacture and sale of jeanswear and certain apparel products for a term ending March 31, 2003.

     On April 23, 2002, the Company acquired the remaining 50% interest in Unzipped from Sweet for 3 million shares of the Company's common stock and $11 million in preferred stock. The Company is required to redeem the preferred stock in 2012. See Notes 2 and 14 of the Notes to Consolidated Financial Statements.

Footwear Products

     CANDIE'S. The CANDIE'S footwear line, consisting of fashion and casual footwear, is designed primarily for women and girls aged 6-25. The footwear line features a variety of styles. The retail price of CANDIE'S footwear generally ranges from $30 - $100 for women's styles and $25 - $45 for girls' styles. This product line includes core products, which are sold year-round, complemented by a broad range of updated styles, which are designed to establish or capitalize on market trends. Many of the wholesale division's newest styles are test-marketed at the Company's retail stores. Based on the results of these tests, the Company rapidly responds to consumer preferences, which the Company believes is critical for success in the fashion footwear marketplace. The line is targeted at the better department and specialty store tier and independent stores.

     The Company's designers analyze and interpret fashion trends and translate such trends into shoe styles consistent with the CANDIE'S image and price points. Fashion trend information is compiled by the Company's design team through various methods, including travel throughout the world to identify and confirm seasonal trends and shop relevant markets, utilization of outside fashion forecasting services and attendance at trade shows. Each season, subsequent to the final determination of that season's line by the design team and management (including colors, trim, fabrics, constructions and decorations), members of the design team travel to the Company's manufacturers to oversee the production of the initial sample lines.

     BONGO. The Company designs, markets and distributes fashion and casual footwear at value price points under the BONGO name for women and girls aged 6-25. The retail prices range from $30-$50 for footwear. This product line is targeted for the mid-priced market and department and specialty stores in that tier.

     Private Label. In addition to sales under the CANDIE'S and BONGO trademarks, the Company arranges for the manufacture of women's footwear, acting as agent for mass market and discount retailers, primarily under the retailer's private label brand. Most of the private label footwear is presold against purchase orders and is backed by letters of credit opened by the applicable retailers. In certain instances the Company receives a commission based upon the purchase price of the products for providing design expertise, arranging for the manufacturing of the footwear, overseeing production, inspecting the finished goods and arranging for the sale of the finished goods by the manufacturer to the retailer.

     Bright Star. Bright Star, acting principally as agent for its customers, designs, markets and distributes a wide variety of men's branded and unbranded workboots, hiking boots, winter boots and leisure footwear. Branded products are marketed under the private label brand names of Bright Star's customers or under the Company's licensed brand, ASPEN. Bright Star's customer base includes discount and specialty retailers. Bright Star's products are generally directed toward the mid-priced market. The retail prices of Bright Star's footwear generally range from $25 to $70. The majority of Bright Star's products are sold on a commission basis.

     The Company also licenses the CANDIE'S and BONGO brands for a variety of other product categories. See "Trademarks and Licensing".

Retail Operations

     The Company operates 13 retail stores, consisting of five outlets and eight specialty stores and a web store located at www.candies.com. The Company anticipates opening 10 to 15 additional retail stores during its fiscal year ending January 31, 2003 ("Fiscal 2003") as opportunities make themselves available. Retail revenues for the fiscal year ended January 31, 2002 ("Fiscal 2002") were $8.2 million or 8.1% of net revenue. Retail revenues for the fiscal year ended January 31, 2001 ("Fiscal 2001") were $5.0 million or 5.3% of net revenues. Retail revenues for the fiscal year ended January 31, 2000 were $2.8 million or 3% of net revenues.

     The Company operates its retail stores, which complement its wholesale business, primarily to establish a direct relationship with the consumer, build the brand image, test products for the wholesale business and generate profits for the Company. The Company also believes that retail stores provide an opportunity for the Company to promote its "lifestyle" concept by showcasing its increasing range of goods, which currently include apparel, handbags, fragrance, eyewear, watches, intimates, belts and costume jewelry.

         The success of the Company's new and existing retail stores will depend on various factors, including general economic and business conditions affecting consumer spending, the acceptance by consumers of the Company's retail concept, the ability of the Company to manage its retail operations and the availability of desirable locations and favorable lease terms.

Advertising, Marketing and Website

     The Company believes that advertising to promote and enhance primarily the CANDIE'S, and to a lesser extent, the BONGO brand, is an important part of its long-term growth strategy. The Company believes that its innovative advertising campaigns featuring celebrities and performers, which have brought it national recognition, have resulted in increased sales and consumer awareness of its branded products. The Company's advertising appears in fashion magazines such as Cosmopolitan, InStyle and Glamour, and teenage lifestyle magazines such as Young Miss, Teen People and Seventeen, as well as in television commercials, newspapers, on outdoor billboards and on the Internet.

     The Company maintains a website for the CANDIE'S brand that houses its web store at www.candies.com. The website was launched in October 1999. In April 2000, the Company launched its first e-commerce initiative, a co-branded store to sell the CANDIE'S footwear collection in partnership with leading teen retailer "Journeys". In November 2001, the Company took over the operation of its web store independently of Journeys. The Company also maintains a website for the BONGO brand at www.bongo.com. The Company's products are featured on Nordstrom.com, Zappos.com and Journeys.com.

     The Company also maintains a corporate website that provides financial and background information about the Company located at www.candiesinc.com. Information contained in the candiesinc.com website is not a part of this report.

Manufacturing and Suppliers

     The Company does not own or operate any manufacturing facilities. The Company's footwear products are manufactured to its specifications by a number of independent suppliers currently located in Brazil, China, Italy and Spain. The Company believes that such diversification permits it to respond to customer needs and helps reduce the risks associated with foreign manufacturing. The Company has developed, and seeks to develop, long-term relationships with suppliers that can produce a high volume of quality products at competitive prices.

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

         In Fiscal 2002, Redwood Shoe Corp. ("Redwood"), acting as the Company's buying agent, initiated the manufacture of approximately $16 million or 32% of the Company's total footwear purchases as compared to $35 million or 53 % in Fiscal 2001. In or about July 2001, the Company discontinued its relationship with Redwood and diversified its relationships with other agents and suppliers in key countries. There can be no assurance that, in the future, the capacity or availability of manufacturers or suppliers will be adequate to meet the Company's product needs, however, the Company believes that a sufficient number of sources for the Company's footwear are available.

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

Backlog

     The Company had unfilled wholesale customer orders of $24.4 million and $22.7 million, at April 29, 2002 and, 2001, respectively. The orders at April 29, 2002 are expected to be shipped by July 31, 2002. From February 1, 2002 through April 29, 2002, the Company had shipped $21.1 million of wholesale customer orders as compared to $19.6 million in the comparable period of the prior year.

     The amount of unfilled orders at a particular time is affected by a number of factors, including the mix of product, the timing of the receipt and processing of customer orders and scheduling of the manufacture and shipping of the product, which in some instances is dependent on the desires of the customer. Backlog is also affected by a continuing trend among customers to reduce the lead time on their orders. Due to these factors, a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

Seasonality

     In previous years, demand for the Company's footwear products peaked during the months of June through August (the Fall/back-to-school selling season). As a result, shipments of the Company's products in previous years were heavily concentrated in its second fiscal quarter. Accordingly, historically, operating results have fluctuated significantly from quarter to quarter. Recently there has been a shift in the patterns of retailers with respect to their buying and inventory management systems toward requiring deliveries much closer to an actual selling season. In response to these developments the Company has shortened its production lead times in order to meet customer demand.

Customers and Sales

     During Fiscal 2002, the Company sold its footwear products to more than 1,100 retail accounts consisting of department stores, including Federated Department Stores, Nordstrom and May Company, specialty stores and other outlets in the United States. Primarily through its Bright Star division, the Company also sold its products to Wal-Mart and other mass merchandisers. In Fiscal 2002, Bright Star's sales of private label product to Wal-Mart accounted for $12.6 million in revenue or 12.4% of the Company's net revenue. In Fiscal 2001, no individual customer accounted for more than 10% of the Company's net revenues.

     During Fiscal 2002, the Company generated approximately $2 million in sales to foreign markets, as compared to $2.5 million in Fiscal 2001. The Company attributes this decline from the prior year to a decline in sales in the latter part of Fiscal 2002, and a discontinuation of certain distribution relationships as part of the Company's strategy to build a stronger foundation for expanded business in the future. The Company is continuing to evaluate existing and potential opportunities to expand its international business through distribution arrangements with third parties and through direct sales.

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

     As of April 1, 2002, the Company utilized the services of eight full time sales persons, one of whom is an independent contractor who is compensated on a commission basis. The Company emphasizes customer service in the conduct of its operations and maintains a customer service department that processes customer purchase orders and supports the sales representatives by coordinating orders and shipments with customers.

Trademarks and Licensing

     The Company owns federal registrations or has pending federal registrations in the United States Patent and Trademark Office for CANDIE'S and BONGO in both block letter and logo format, as well as a variety of ancillary marks for use on footwear, apparel, fragrance, handbags, watches and various other goods and services. In addition, from time to time, the Company registers certain of its trademarks in other countries and regions including Canada, Europe, South and Central America and Asia.

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

     The Company has pursued and intends to pursue licensing opportunities for its trademarks as an important means for reaching the targeted consumer base, increasing brand awareness in the marketplace and generating additional income. Potential licensees are subject to a selective process performed by the Company's management. The Company currently holds licenses for the CANDIE'S trademark for use on apparel, fragrance, eyewear, handbags, watches and cell phone accessories, and for the BONGO trademark on kids' apparel, handbags and eyewear. The Company produces BONGO apparel through its Unzipped division, which it acquired on April 23, 2002. See Notes 2 and 14 of the Notes to Consolidated Financial Statements. The Company will enter into licensing agreements with additional parties only if the Company believes that the prospective licensee has the requisite quality standards, understanding of the brand, distribution capabilities, experience in a respective business and financial stability, and that the proposed product can be successfully marketed.

     Each license requires the licensee to pay to the Company royalties based upon net sales, and for the majority of the licenses there is the requirement that the licensee pay to the Company guaranteed royalties in the event that net sales do not reach certain specified targets. The licenses also require the licensee to either pay directly to the Company or to spend certain minimum amounts to advertise and market the CANDIE'S or BONGO brand, as applicable.

     In January 2002, the Company entered into a five year retail store license agreement pursuant to which the Company has licensed to Designs, Inc. ("Designs") the right to open outlet stores in the United States, Hawaii and Puerto Rico bearing the CANDIE'S name. The contract requires Designs to open and operate a minimum of 75 outlet stores over the next five years and to maintain certain average net sales volumes within the stores to retain its exclusive rights. It is contemplated that the outlet stores will sell the full range of CANDIE'S lifestyle products, with Designs purchasing footwear products principally through the Company, and other categories of products through the Company's licensees, if applicable, or through its suppliers. The license has a five-year renewal option available to Designs in the event that it meets the requirements of the contract with respect to, among other things, the opening of stores and achieving minimum sales.

     The Company has a license agreement with Wal-Mart, which expires in July 2002, with respect to the NO EXCUSES trademark.

     The Company also sells footwear under the ASPEN trademark pursuant to a license from Aspen Licensing International, Inc. The ASPEN license agreement grants Bright Star the exclusive right to market and distribute certain categories of footwear under the ASPEN trademark in the United States, its territories and possessions, on an order by order basis.

Competition

     The footwear industry is extremely competitive in the United States and the Company faces substantial competition in each of its product lines from, among other brands, Skechers, Steve Madden and Aldo. In general, competitive factors include quality, price, style, name recognition and service. In addition, the presence in the marketplace of various fashion trends and the limited availability of shelf space can affect competition. Many of the Company's competitors have substantially greater financial, distribution, marketing and other resources than the Company and have achieved significant name recognition for their brand names. There can be no assurance that the Company will be able to compete successfully with other companies marketing these types of footwear products.

Employees

     As of April 1, 2002, the Company employed a total of 194 persons in its corporate and retail operations, 122 of whom are full-time employees and 72 of whom are part-time employees. Four of the Company's employees are executives and the remainder are management, sales, marketing, product development, administrative, customer service and retail store personnel. None of the Company's employees are represented by a labor union. The Company also utilizes the services of one independent contractor who is engaged in sales and several consultants in the advertising and MIS areas. The Company considers its relations with its employees to be satisfactory.


Item 2  Properties

     The Company currently occupies approximately 13,500 square feet of office space at 400 Columbus Avenue, Valhalla, New York, 10595, pursuant to a lease, that expires on July 31, 2005. The monthly rental expense pursuant to the lease is approximately $25,000 per month depending on the Company's use of electricity. The Company also occupies showrooms and offices on the fifth and sixth floors at 215 W. 40th Street, New York, New York. The lease provides for monthly rental of $19,280 for both floors, and a lease expiration of March 31, 2003.

     The Company also maintains 13 domestic retail store leases as follows, two specialty stores and one outlet located in New York, two outlet stores and two specialty stores located in New Jersey, one specialty store located in Connecticut, one outlet and one specialty store located in Pennsylvania, one specialty store located in Massachusetts and one specialty and one outlet store located in Florida. The aggregate rental payments for these properties during Fiscal 2002 was $1.4 million. The Company anticipates opening 10-15 additional stores within the Fiscal 2003.

         The leases for the retail stores expire at various times between 2002 and 2010. In addition to specified monthly rental payments, additional rent at all shopping mall locations is based on percentages of annual gross sales of the retail store exceeding certain and proportionate amounts of monthly real estate taxes, utilities and other expenses relating to the shopping mall.

Item 3  Legal Proceedings

     In July 2000, the United States District Court for the Southern District of New York (the "Court") approved the Company's settlement of a stockholder class action entitled Willow Creek Capital Partners, L.P., v. Candie's, Inc. In this action the plaintiffs alleged that they were damaged by reason of the Company's having issued materially false and misleading financial statements for Fiscal 1998 and the first three quarters of Fiscal 1999, which caused the Company's securities to trade at artificially inflated prices. Pursuant to the settlement the Company agreed to pay to the plaintiffs total consideration of $10 million, payable in a combination of $4 million in cash and $6 million in the Company's Common Stock and convertible preferred stock. The Company received $2 million from its insurance company and recorded an expense of $8 million in Fiscal 2000. Pursuant to the settlement and the plaintiffs' plan of distribution, the $4 million cash payment has been distributed as well as $4 million of the Company's common stock. The remaining $2 million of the Company's preferred stock will convert to the Company's common stock based on the price of the Company's common stock on the second anniversary of the "Effective Date" (August 2000) as defined in the settlement agreement approved by the Court.

     In November 2001 the Company settled a litigation filed in December 2000 in the United States District Court for Southern District of New York, by Michael Caruso, as trustee of the Claudio Trust and Gene Montasano (collectively, "Caruso"). The settlement agreement between the Company and Caruso provides for the Company to pay to Caruso equal quarterly payments of $62,500, up to a maximum amount of $1 million, over a period of four years. However, the Company's obligation to make these quarterly payments will terminate in the event that the last daily sale price per share of the Company's common stock is at least $4.98 during any ten days in any thirty day period within such four year period with any remaining balance to be recognized as income. The Company recognized a charge to income of $857,000 during the quarter ended January 31, 2002, representing the discounted fair value of the future payments to Caruso referred to above.

     On August 4, 1999, the staff of the SEC advised the Company that it had commenced a formal investigation into the actions of the Company and others in connection with, among other things, certain accounting issues concerning the restatement of certain of the Company's financial statements in prior years.

     In January 2002, Redwood, one of the Company's former buying agents and a supplier of footwear to the Company, filed a Complaint in the United States District Court for the Southern District of New York, alleging that the Company breached various contractual obligations to Redwood and seeking to recover damages in excess of $20 million and its litigation costs. The Company has filed a motion to dismiss the Complaint based upon Redwood's failure to state a claim, in response to which Redwood has filed an amended complaint, which the Company is also moving to dismiss. In the event that some or all of the amended
Complaint survives the motion to dismiss, the Company intends to vigorously defend this lawsuit and to file counterclaims.

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


Item 4  Submission of Matters to a Vote of Security Holders


        None.

PART II


Item 5  Market for Registrant's Common Equity and Related Stockholder Matters

     The Company's Common Stock has traded on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") since January 22, 1990 (under the symbol "CAND"). The following table sets forth, for the indicated periods, the high and low sales prices for the Company's Common Stock as reported by NASDAQ:

                                                         High             Low


Fiscal Year Ended January 31, 2002
Fourth Quarter...........................               $3.07             $1.85
Third Quarter  ..........................                3.50              1.70
Second Quarter...........................                2.70              1.40
First Quarter  ..........................                2.05              1.09

Fiscal Year Ended January 31, 2001
Fourth Quarter...........................               $1.22             $0.44
Third Quarter ...........................                1.50              0.75
Second Quarter...........................                1.63              1.00
First Quarter  ..........................                2.16              0.88


     As of April 3, 2002 there were approximately 3,424 holders of record of the Company's Common Stock.

     The Company has not paid cash dividends on its common stock since its inception. The Company anticipates that for the foreseeable future, earnings, if any, will be retained for use in the business or for other corporate purposes, and it is not anticipated that any cash dividends will be paid by the Company in the foreseeable future. Cash dividends are subject to approval by CIT Commercial Services, the Company's lender.

     During the fiscal quarter ended January 31, 2002 the Company issued ten-year options to its employees and three-year options to certain non-employee consultants to purchase an aggregate of 320,000 shares of the Company's Common Stock at exercise prices of: (i) $2.00 for 130,000 shares, and (ii) $1.89 for 190,000 shares. The foregoing options were acquired by the holders in transactions exempt from registration by virtue of either Sections 2(a) (3) or 4(2) of the Securities Act of 1933.

Item 6  Selected Financial Data

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


                                                                   Year Ended January 31,
                                             2002            2001           2000           1999           1998
                                             ----            ----           ----           ----           ----

Operating Data:
--------------
Net revenue.........................        $101,402          $95,194       $93,747         $115,069        $89,381
Operating (loss) income.............         (1,545)(1)       (7,174)(1)   (22,862)(1)           786          4,889
Net (loss) income ..................         (2,282)          (8,200)      (25,176)            (641)          3,405
(Loss) earnings per share:
   Basic............................         $(0.12)          $(0.43)       $(1.41)          $(0.04)          $0.30
   Diluted..........................          (0.12)           (0.43)        (1.41)           (0.04)           0.25
Weighted average number of common shares outstanding:
   Basic............................          19,647           19,231        17,798           15,250         11,375
   Diluted..........................          19,647           19,231        17,798           15,250         13,788



                                                         At January 31,

                                           2002        2001        2000        1999        1998
                                           ----        ----        ----        ----        ----

Balance Sheet Data:
------------------

Current Assets.....................        $22,730     $23,772     $32,799     $45,216  $21,459

Total assets .......................        50,670      50,370      64,058      74,600   29,912

Long-Term debt......................           638       1,153       1,848         271       -

Total stockholders' equity..........        23,519      24,745      32,948      51,849   23,550



(1) Includes non recurring items and special charges of $1,791 in Fiscal 2002, special charges of $2,674 in Fiscal 2001, and special charges and litigation costs of $11,002 in Fiscal 2000. See Notes 4 and 8 of the Notes to Consolidated Financial Statements

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

General Introduction

     Several of the Company's accounting policies involve significant management judgements and estimates. The policies with the greatest potential effect on the Company's results of operations and financial position include the estimate of reserves to provide for the collectibility of accounts receivable and the recovery value of inventory. For accounts receivable, the Company estimates the net collectibility considering historical, current and anticipated trends of co-op advertising deductions, operational deductions taken by customers, markdowns provided to retail customers to effectively flow goods through the retail channels, and the possibility of non-collection due to the financial position of customers. For inventory, the Company estimates the amount of goods that it will not be able to sell in the normal course of business and write down the value of these goods to the recovery value expected to be realized through price reductions and close-outs.

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

     Revenue is recognized upon shipment with related risk and title passing to the customers. Estimates of losses for bad debts, returns and other allowances are recorded at the time of the sale. Shipping charges to customers and related expenses for the years ended January 31, 2002, 2001, 2000 amounted to $300,000, $311,000 and $675,000, respectively, are included in selling, general and administrative expenses.

     Other significant accounting policies are summarized in Note 1 of the Notes to Consolidated Financial Statements.

     The Company had a net loss of $2.3 million for Fiscal 2002. Of this amount, $1.8 million was attributable to non- recurring items and special charges and $1.2 million of interest expense, which was partially offset by $500,000 of income from the Unzipped joint venture.

     The Company's operating income excluding non-recurring items and special charges was $246,000 in Fiscal 2002, an improvement of $4.7 million from a $4.5 million operating loss in Fiscal 2001, primarily due to a 6.5% increase in net revenue combined with a 3.2% basis point increase in the gross profit margin percentage.

     The Company's non recurring items and special charges included a gain of $188,000 on the sale of a retail store, less charges of $383,000 related to securing new financing arrangements and establishing the entities necessary to implement certain financing structures, $857,000 to settle a shareholder lawsuit, $389,000 of special legal costs related to prior year legal matters, and a $350,000 reserve for an affiliate receivable. See Item 3 "Legal Proceedings and Note 4 of the Notes to Consolidated Financial Statements."

Results of Operations

Fiscal 2002 Compared to Fiscal 2001

     Revenues. During Fiscal 2002, net sales increased by $5.7 million to $96.3 million. Revenue from sales of Candie's women's footwear increased by $4.5 million, or 8.7%, reflecting the Company's focus on increasing in its Candie's branded footwear business. In addition, sales at Candie's retail stores increased by $3.2 million, or 63.9%, as a result of new locations added in Fiscal 2002, as well as an increase in comparable stores sales of 26.9%. Deductions for returns and allowances decreased $1.7 million or 19.9%, primarily as a result of operating improvements targeting this area. Men's private label division revenues increased $6.2 million or 61.7%, primarily as a result of a shift in transactions recorded as gross sales with lower margins versus net commission revenues at higher margins. Offsetting the revenue increases noted above were a decrease of $2.5 million in sales of Bongo women's footwear, or 17.2%, a decrease in sales of kids' footwear of $5.4 million, or 42.2%, due to, among other things, increased competition in the kids' footwear area, and a decrease in handbag revenues of $2.0 million, resulting from the discontinuance of the Company's handbag line which was licensed during Fiscal 2001.

     Licensing income increased $548,000 or 12.1% to $5.1 million for Fiscal 2002 from $4.5 million in the prior year. The increase was due primarily to revenues from licenses added during Fiscal 2001 for a full year in Fiscal 2002, net of a decrease in revenue from a mature fragrance license and decreased sales of licensed products during the fourth quarter of Fiscal 2002. Also included in licensing income for Fiscal 2002 was $318,000 paid by a licensee to terminate its license with the Company.

     Gross Profit. Gross profit increased by $4.8 million to $28.8 million in Fiscal 2002 or 19.8% from $24.0 million in the prior year. As a percentage of net revenues, gross profit margin increased to 28.4% from 25.2% in the prior year. The increase is primarily attributable to higher initial markup on wholesale sales, reductions in sales returns and allowances, an increase in retail sales that have higher gross profit margins and an increase in licensing income.

     Operating Expenses. During Fiscal 2002, selling, general and administrative expenses were unchanged at $28.5 million. Selling, general and administrative expenses related to the Company's retail operations increased by $1.3 million as the Company expanded its retail store base with five new store openings (and two store closings) during Fiscal 2002. Expense reductions of $1.3 million in the Company's wholesale and corporate operations offset the increases resulting from the retail expansion.

     The Company's non recurring items and special charges included a gain of $188,000 on the sale of a retail store, less charges of $383,000 related to the securing new financing arrangements and establishing the entities necessary to implement certain financing structures, $857,000 to settle a shareholder lawsuit and $389,000 of special legal costs.

     Operating Loss. The Company sustained an operating loss after non-recurring items and special charges of $1.5 million for Fiscal 2002, compared to an operating loss of $7.2 million for Fiscal 2001.

     Interest Expense. Interest expense in Fiscal 2002 decreased by $486,000 to $1.2 million, primarily as a result of lower average borrowings and lower interest rates than in Fiscal 2001 under the Company's credit facilities.

     Equity (Income) Losses in Joint Venture. The Unzipped joint venture had audited net income of $1.9 million for Fiscal 2002. As the Company suspended booking its share of prior Unzipped losses in Fiscal 2001, it did not record its share of Unzipped's 2002 net income of $950,000. In March 2002, the Company was released from its $500,000 guarantee of Unzipped's indebtedness. Accordingly, the Company reduced its liability to Unzipped and recorded $500,000 as a reversal of joint venture losses at January 31, 2002. On April 23, 2002, the Company acquired the remaining 50% interest in Unzipped from Sweet for 3 million shares of the Company's common stock and $11 million in preferred stock. The Company is required to redeem the preferred stock in 2012. See Notes 2 and 14 of the Notes to Consolidated Financial Statements.

     Income Tax Provision. The income tax provision of $62,000 consists of statutory minimum taxes. The income tax benefit, which would have resulted from the Fiscal 2002 losses, was offset by an increase of $1.1 million in the Company's deferred tax valuation allowance to $13.3 million. The Company has a net deferred tax asset of approximately $3.6 million that management believes will be recoverable from profits to be generated over the next few years. The valuation allowance of $13.3 million represents amounts that cannot be assured of recoverability. See Note 12 of the Notes to Consolidated Financial Statements.

     Net Loss. As a result of the foregoing, the Company sustained a net loss of $2.3 million for Fiscal 2002, compared to a net loss of $8.2 million for Fiscal 2001.

Fiscal 2001 Compared to Fiscal 2000

     Revenues. During Fiscal 2001, net sales decreased by $129,000 to $90.7 million. Revenue from sales of Candie's and Bongo women's footwear increased by $6.7 million, or 10.9%, reflecting the Company's focus on improving its core branded footwear business. In addition, sales at Candie's retail stores increased by $2.3 million, or 81.4%, as a result of new locations added in Fiscal 2001, as well as an increase in comparable stores sales of 15.9%. Deductions for returns and allowances decreased $1.2 million or 12.2%, primarily as a result of operating improvements targeting this area. Offsetting the increases noted above were a decrease in handbag revenues of $2.5 million, or 55.6%, resulting from the discontinuance of the Company's handbag line which was licensed in March 2000, and a decrease in sales of kids' footwear, which decreased $3.6 million, or 22.3%, due to, among other things, increased competition in the kids' footwear area. Sales of unbranded merchandise also decreased by $1.6 million, or 48.3%. Men's private label division sales decreased $2.7 million or 21.3%, as a result of buying cutbacks from two significant customers.

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

     The Company's non recurring and special charges included $1.0 million for the write off of impaired software costs, $700,000 for restructuring the Company's sales force and obligations to certain terminated employees, $200,000 for expenses related to warehouse consolidation and the Company's relocation to new corporate headquarters, $600,000 to write off intangible assets related to an impaired Bongo license. The Company has also incurred substantial additional costs in evaluating various new potential borrowing arrangements, the restatement of its Fiscal 1998 and Fiscal 1999 financial results, the investigation conducted by the Special Committee of the Board of Directors and the costs of defending the class action lawsuit and SEC investigation. These one time charges include $200,000 in Fiscal 2001 and $3.0 million in Fiscal 2000 as well as an $8.0 million charge for the class action litigation settlement in Fiscal 2000.

         Operating Loss. The Company sustained an operating loss of $7.2 million for Fiscal 2001, compared to an operating loss of $22.9 million for Fiscal 2000.

     Interest Expense. Interest expense in Fiscal 2001 increased by $200,000 to $1.7 million, primarily as a result of higher average borrowings and higher interest rates than in Fiscal 2000 under the Company's credit facility.

     Equity (Income) Losses in Joint Venture. The Company recorded joint venture income from Unzipped of $700,000 in Fiscal 2001 resulting from the Company not recording its share of Unzipped losses since they exceeded the Company's commitment to fund such losses, compared to a loss of $2.0 million in the prior year, which resulted primarily from larger losses of Unzipped due to the discontinuance of the Candie's jeans line in Fiscal 2000. See Note 2 of the Notes to Financial Statements.

     Income Tax Provision. The income tax provision of $66,000 consists of statutory minimum taxes. The income tax benefit, which would have resulted from the Fiscal 2001 losses, was offset by an increase of $2.9 million in the Company's deferred tax valuation allowance to $12.2 million. The Company has a net deferred tax asset of approximately $3.6 million that management believes will be recoverable from profits to be generated over the next few years. The valuation allowance of $12.2 million represents amounts that cannot be assured of recoverability. See Note 12 of the Notes to the Financial Statements.

     Net Loss. As a result of the foregoing, the Company sustained a net loss of $8.2 million for Fiscal 2001, compared to a net loss of $25.2 million for Fiscal 2000.

Liquidity and Capital Resources

     Working Capital. Working capital decreased by $3.1 million to a $3.8 million deficit at January 31, 2002 from a $700,000 deficit at January 31, 2001, resulting primarily from the Company's losses in Fiscal 2002. At January 31, 2002, the current ratio of assets to liabilities was .89 to 1 as compared to .97 to 1 for the prior fiscal year.

     The Company continues to rely upon trade credit, revenues generated from operations, especially private label and licensing activity, as well as borrowings from under its revolving loan to finance its operations. Net cash provided by operating activities totaled $240,000 in Fiscal 2002, as compared to net cash provided of $7.7 million in Fiscal 2001.

     Capital expenditures. Capital expenditures were $2.6 million for Fiscal 2002 as compared to $1.9 million for the prior year. The current year capital expenditures include net retail store additions of $1.3 million, the acquisition of data processing software and equipment, and website development costs of $1.0 million, and the remainder consisting primarily of office additions. The Company's Fiscal 2003 capital expenditure plan of $3.3 million includes $2.9 million for the opening of up to ten additional retail stores and $400,000 for data processing software and office equipment and furniture. The Company believes that it will be able to fund these anticipated expenditures primarily with cash from borrowings under its new credit facility.

     Financing Activities. Financing activities provided $2.2 million during Fiscal 2002. Of this amount, $3.5 million was provided from the Company's new financing arrangement (as more fully described below) and $868,000 was provided from proceeds from the exercise of stock options. The Company used $1.1 million to reduce long-term debt, $296,000 to purchase Company common stock on the open market, and $741,000 for deferred financing costs.

     Matters Pertaining to Unzipped. On or about October 31, 1999, the Company made a $500,000 capital contribution to Unzipped. In addition, the terms of the Operating Agreement of Unzipped required the Company to purchase from Sweet on January 31, 2003, its entire interest in Unzipped at an aggregate purchase price equal to 50% of 7.5 times EBITDA of Unzipped for the fiscal year commencing on February 1, 2002 and ending January 31, 2003. The agreement provided the Company with the right, in its sole discretion, to pay for such interest in cash or shares of the Company's Common Stock. The agreement also provided that in the event the Company elected to issue shares of the Company's Common Stock to Sweet, Sweet would also have the right to designate a member to the Board of Directors of the Company until the earlier to occur of (i) the sale of any of such shares or (ii) two years from the date of closing of such purchase. Unzipped reported audited net income of $1.9 million for Fiscal 2002 and an operating loss of $1.6 million for Fiscal 2001. The Company has suspended booking its share of Unzipped losses beyond its maximum liability.

     The above described operating agreement was superseded when on April 23, 2002, the Company acquired the remaining 50% interest in Unzipped from Sweet for 3 million shares of the Company's common stock and $11 million in preferred stock. The Company is required to redeem the preferred stock in 2012. See Notes 2 and 14 of Notes to Consolidated Financial Statements.

     Current Revolving Credit Facility. On January 23, 2002, the Company entered into a three-year $20 million credit facility ("the Credit Facility") with CIT Commercial Services ("CIT") replacing its arrangement with Rosenthal & Rosenthal, Inc ("Rosenthal"). Borrowings under the Credit Facility are formula based and include a $5 million over advance provision, and will bear interest at 1.00% above the prime rate. It is the intent of the Company and CIT before May 15, 2002 to replace the Credit Facility with a new facility that will include a $12.5 million formula based revolving facility and a $12.5 million term loan. The Company has granted the lenders a security interest in substantially all of its assets.

     At January 31, 2002, borrowings totaled $12.4 million at an interest rate of 5.75%.

     In May 1999, the Company entered into a $3.5 million master lease and loan agreement with OneSource Financial Corp. The agreement requires the Company to collateralize property and equipment of $1.9 million with the remaining balance considered to be an unsecured loan. The term of the agreement is four years at an effective annual interest rate of 10.48%. The outstanding loan balance as of January 31, 2002 was $1.3 million. The interest paid for Fiscal 2002 was $200,000. The quarterly payment on the loan is $260,000, including interest.

     The Company's cash requirements fluctuate from time to time due to, among other factors, seasonal requirements, including the timing of receipt of merchandise. The Company believes that it will be able to satisfy its ongoing cash requirements for the foreseeable future, including for the proposed expansion of its retail operations during Fiscal 2003, primarily with cash flow from operations, and borrowings under its Credit Facility. However, if the Company's plans change or its assumptions prove to be incorrect, it could be required to obtain additional capital that may not be available to it on acceptable terms.

     Prior Revolving Credit Facility. On October 28, 1999, the Company entered into a two-year $35 million revolving line of credit (the "Line of Credit") with Rosenthal. On November 23, 1999, First Union National Bank entered into a co-lending arrangement and became a participant in the Line of Credit. Borrowings under the Line of Credit were formula based and available up to the maximum amount of the Line of Credit. Borrowings under the Line of Credit bore interest at 0.5% above the prime rate. Certain borrowings in excess of an availability formula bore interest at 2.5% above the prime rate. The Company also paid an annual facility fee of 0.25% of the maximum Line of Credit. The minimum factoring commission fee for the initial term was $500,000. As of April 3, 2001, the Company extended its factoring agreement with Rosenthal through April 30, 2003. As of January 14, 2002, the Company terminated its agreement with Rosenthal and paid an early termination fee of $250,000, which is included in special charges. Interest paid to Rosenthal for Fiscal 2002 was $1.0 million.

         The following is a summary of contractual cash obligations for the periods indicated that existed as of January 31, 2002, and is based on information appearing in the Notes to Consolidated Financial Statements (amounts in thousands):

 Contractual                                  2004 -     2006 -      After
 Obligations            Total       2003      2005       2007        2007
--------------------------------------------------------------------------------
Notes payable           12,366    12,366           -          -            -
Long-term debt           1,863     1,225         638          -            -
Operating leases         9,052     1,295       2,495      1,874        3,388
--------------------------------------------------------------------------------
Total Contractual Cash  23,281    14,886       3,133      1,874        3,388
  Obligations

     There were no outstanding letters of credit at January 31, 2002.

Seasonality

     The Company's quarterly results may fluctuate quarter to quarter as a result of holidays, weather, the timing of product shipments, market acceptance of Company products, the mix, pricing and presentation of the products offered and sold, the hiring and training of personnel, the timing of inventory write downs, fluctuations in the cost of materials, the mix between wholesale and licensing businesses, and the incurrence of operating costs beyond the Company's control as may be caused general economic conditions, and other unpredictable factors such as the action of competitors. Accordingly, the results of operations in any quarter will not necessarily be indicative of the results that may be achieved for a full fiscal year or any future quarter.

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

Net Operating Loss Carry Forwards

     At January 31, 2002, the Company had available net operating losses of approximately $38.7 million for income tax purposes, which expire in the years 2006 through 2022. Because of "ownership changes" (as defined in Section 383 of the Internal Revenue Code) occurring in previous fiscal years, the utilization of approximately $4.6 million of the net operating losses is limited to $602,000 per year and expires in the years 2006 through 2007. The remaining $34.1 million is not subject to such limitation and expires 2009 through 2022. See Note 12 of the Notes to Consolidated Financial Statements.

New Accounting Standards

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets," which changes the accounting for goodwill and other intangible assets from an amortization method to an impairment-only approach. Under SFAS No. 142, beginning on February 1, 2002, amortization of trademarks without determinable lives and goodwill will cease. As prescribed under SFAS No. 142, the Company is in the process of having goodwill tested for impairment. The Company does not anticipate any material impairment losses resulting from the adoption of SFAS No. 142.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121 and the accounting and reporting provisions of APB Opinion No. 30 for a disposal of a segment of a business. SFAS No. 144 is effective for the fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company is required to adopt SFAS No. 144 as of February 1, 2002, and it does not expect that the adoption of the Statement will have a significant impact on the Company's financial position and results of operations.

     In November 2001, the FASB Emerging Issues Task Force released Issue 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)." The scope of Issue 01-9 includes vendor consideration to any purchasers of the vendor's products at any point along the distribution chain, regardless of whether the purchaser receiving the consideration is a direct customer of the vendor. Issue 01-9 is to be applied to annual or interim periods beginning after December 15, 2001. The Company's adoption, effective February 1, 2002, will require the Company to reclassify cooperative advertising expenses from a deduction against revenues to selling, general and adminstrative expense and will not have a material effect.


Item 7A. Quantitative and Qualitative Disclosure About Market Risk

     The Company limits exposure to foreign currency fluctuations in most of its purchase commitments through provisions that require vendor payments in United States dollars. The Company's earnings may also be affected by changes in short-term interest rates as a result of borrowings under its line of credit facility. A two or less percentage point change in interest rates would not materially effect the Company's Fiscal 2002 and Fiscal 2001 net losses.


Item 8.  Financial Statements and Supplementary Data

     The financial statements required to be submitted in response to this Item 8 are set forth in Part IV, Item 14 of this report.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


         Not applicable.

PART III


Item 10. Directors and Executive Officers of the Registrant

     A list of the directors, executive officers and key employees of the Company as of April 30, 2002 and their respective ages and positions are as follows:


Name                                           Age      Position
Neil Cole                                      45       Chairman of the Board, President and Chief Executive Officer
Deborah Sorell Stehr                           39       Senior Vice President, Secretary and General Counsel
Richard Danderline                             48       Executive Vice President, Finance and Operations
John McPhee (key employee)                     39       President of Wholesale Sales
Barry Emanuel                                  60       Director
Steven Mendelow                                59       Director
Peter Siris                                    57       Director
Ann Iverson                                    58       Director


     Neil Cole has been Chairman of the Board, President and Chief Executive Officer of the Company since February 23, 1993. Mr. Cole founded the Company in 1992. From February through April 1992, Mr. Cole served as a director and as acting President of the Company. Mr. Cole also served as Chairman of the Board, President, Treasurer and a director of New Retail Concepts, Inc. ("NRC"), from its inception in 1986 until it was merged with and into the Company in August 1998. Mr. Cole is an attorney who graduated from Hofstra law school in 1982.

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

     Richard Danderline joined the Company as Executive Vice President - Finance and Operations in June 2000. For the 13 years prior to joining the Company, he served as Vice President, Treasurer and Chief Financial Officer of AeroGroup International, Inc ("Aerosoles"), a privately held footwear company. Prior to joining Aerosoles, he served as Vice President and Chief Financial Officer of Kenneth Cole Productions, Inc., where he was part of a management-led buyout of its What's What division, which later became Aerosoles. Mr. Danderline's experience also includes serving as Vice President and Controller of Energy Asserts International, Inc. and as Vice President and Controller of XOIL Energy Resources, Inc. Mr. Danderline is certified public accountant who began his career with Touche Ross & Co., the predecessor of Deloitte & Touche LLP.

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

     Ann Iverson joined the Board in March 2001. Since 1998, she has been the President and CEO of International Link, Inc., a consulting company providing value to corporations in making strategic decisions. From June 1995 until forming International Link, Ms. Iverson worked as the Group Chief Executive of Laura Ashley in the United Kingdom. Prior to that she was the President and CEO of KayBee Toy Stores and CEO of Mothercare UK, Ltd based in England. In addition to being a member of the Company's board, Ms. Iverson currently sits on the board of Owens Corning, Inc., a leader in the building materials systems and composites systems industry, and serves as a member of its Audit Committee. Ms Iverson is also Chairman of Portico Bed & Bath Inc., and a board member at Brooks Sports, Inc. Ms. Iverson, who brings to the Board over 40 years of experience in the fashion and retail industry, has been the recipient of numerous industry awards, including the Ellis Island Medal of Honor and Retailer of the Year in the United Kingdom.

     All directors hold office until the next annual meeting of stockholders or until their successors are elected and qualified. All officers serve at the discretion of the Board of Directors.

Compensation Committee Interlocks and Insider Participation

     The Board has a Compensation Committee, on which Messrs. Mendelow, Siris and Emanuel and Ms. Iverson sit. Prior to forming the Compensation Committee, decisions as to executive compensation were made by the Company's Board of Directors, primarily upon the recommendation of Mr. Cole. During Fiscal 2002, Mr. Cole, the Company's Chief Executive Officer, in his capacity as a director, also engaged in the deliberations of the Compensation Committee regarding the determination of executive officer compensation. During Fiscal 2002, none of the executive officers of the Company has served on the board of directors or the compensation committee of any other entity, any of whose officers serves on the Company's Board of Directors or Compensation Committee.

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

     Based solely on the Company's review of the copies of such forms received by it, the Company believes that during Fiscal 2002, there was compliance with the filing requirements applicable to its officers, directors and 10% stockholders of the Common Stock.

Item 11. Executive Compensation

     The following table sets forth all compensation paid or accrued by the Company for the Fiscal 2002, 2001 and 2000, to or for the Chief Executive Officer and for the other persons that served as executive officers of the Company during Fiscal 2002 whose salaries exceeded $100,000 and for John J. McPhee who is a key employee but not an executive officer of the Company (collectively, the "Named Persons"):


                                                                         Summary Compensation Table
                                                --------------------------------------------------------------------------
                                                                                                      Long-Term
                                                      Annual Compensation                         Compensation Awards
                                                -----------------------------------   ------------------------------------
                                                                                               Other           Securities
 Name & Principal Positions          Fiscal                                                 Annual Com-        Underlying
                                      Year             Salary              Bonus(1)        pensation (2)         Options
--------------------------------------------------------------------------------------------------------------------------

Neil Cole                             2002        $      500,000      $           -       $          -           350,000
Chairman, President &                 2001               500,000                  -             10,000           617,250
Chief Executive Officer               2000               500,436                  - (3)         12,500           410,000

Deborah Sorell Stehr                  2002               180,000             25,000                  -            40,000
Senior Vice President &               2001               166,667             25,000                  -            80,000
General Counsel                       2000               132,692             25,000                  -            50,000

Richard Danderline                    2002               214,968             50,000                  -                 -
Executive Vice President -            2001               120,513   (4)       25,000                  -           160,000
Finance & Operations

John McPhee                           2002               275,000                  -                  -           140,000
President of Wholesale Sales          2001               228,642             25,000                  -           110,000
                                      2000               243,284             25,000                  -            50,000


(1)      Represents bonuses accrued under employment agreements.
(2)      Represents amounts earned as director's fees.
(3)      As a result of the Company's restatement of certain financial statements, the $105,500 bonus to Mr. Cole previously reported was repaid by Mr. Cole to the Company in Fiscal 2001.
(4)      For the period from June 26, 2000 through January 31, 2001.



Option Grants in Fiscal 2002 Year

     The following table provides information with respect to individual stock options granted during Fiscal 2002 to each of the Named Persons who received options during Fiscal 2002:



                              Shares           % of Total                                          Potential Realizable Value
                            Underlying       Options Granted                                         at Assumed Annual Rates
                             Options          to Employees           Exercise     Expiration      of Stock Price Appreciation
  Name                       Granted (1)     in Fiscal Year           Price          Date               for Option Term (2)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                        5%               10%
                                                                                                  ----------------   --------------

Neil Cole                            350,000        21.9%            $2.300        10/26/11               $506,260     $1,282,963
Deborah Sorell Stehr                  40,000         2.5              1.700        09/21/11                 42,765        108,374
Richard Danderline                         -          -                  -                -                      -              -
John McPhee                          100,000         7.1              2.125        11/11/06                  4,468         61,287
                                      40,000         2.8              1.700        09/21/11                 42,765        108,374



          (1) Mr. Cole's options vested in full on October 26, 2001. The options granted to Ms. Stehr and the 40,000 options granted to Mr. McPhee vest as to one-third on each of September 21, 2001, 2002 and 2003.

          (2) The potential realizable value columns of the table illustrate values that might be realized upon exercise of the options immediately prior to their expiration, assuming the Company's Common Stock appreciates at the compounded rates specified over the term of the options. These amounts do not take into account provisions of options providing for termination of the option following termination of employment or non-transferability of the options and do not make any provision for taxes associated with exercise. Because actual gains will depend upon, among other things, future performance of the Common Stock, there can be no assurance that the amounts reflected in this table will be achieved.

     The following table sets forth information as of January 31, 2002, with respect to exercised and unexercised stock options held by the Named Persons. No options were exercised by any of the Named Persons during Fiscal 2002. On December 11, 2001, 10,000 options owned by Neil Cole expired.


Aggregated Fiscal Year-End Option Values


                                                Number of Securities                            Value of Unexercised
                                               Underlying Unexercised                                In-The-Money
                                            Options at January 31, 2002                     Options at January 31, 2002(1)
                                      ------------------------------------------   -------------------------------------------
              Name                     Exercisable            Unexercisable               Exercisable            Unexercisable
----------------------------------    ------------------   ---------------------   ----------------------   ------------------

Neil Cole                              3,091,000                         -              $   771,104                $       -

Deborah Sorell Stehr                     143,333                    56,667                  104,550                    41,400

Richard Danderline                        60,000                   100,000                   52,665                   77,880

John McPhee                              233,333                    66,667                  122,000                   49,500

------------------------------------------------------------------------------------------------------------------------------

          (1) An option is "in-the-money" if the year-end closing market price per share of the Company's Common Stock exceeds the exercise price of such options. The closing market price on January 31, 2002 was $2.06.

Employment Contracts and Termination and Change-in-Control Arrangements

     In April 2002, the Company entered into a new employment agreement with Neil Cole to serve as President and Chief Executive Officer for a term expiring on December 31, 2005, at an annual base salary of $500,000. Under the new employment agreement, if the Company meets at least 66 2/3% of its net income target (as determined by the Board) for the fiscal year, the Company will pay to Mr. Cole a bonus in an amount equal to his base salary multiplied by a fraction, the numerator of which is the actual net income for such fiscal year and the denominator of which is the target net income for such fiscal year. Mr. Cole also entitled to customary benefits, including participation in management incentive and benefit plans, reimbursement for automobile expenses, reasonable travel and entertainment expenses and a life insurance policy to benefit Mr. Cole's designated beneficiaries in the amount of $3,000,000, $4,000,000, and $5,000,000, respectively, for each year in the term. The employment agreement provides that Mr. Cole would receive an amount equal to three times his annual compensation, plus accelerated vesting or payment of deferred compensation, options, stock appreciation rights or any other benefits payable to Mr. Cole in the event that within twelve months of a "Change in Control", as defined in the agreement, Mr. Cole is terminated by the Company without "Cause" or if Mr. Cole terminates his agreement for "Good Reason", as such terms are defined in his employment agreement. If the Company is sold, Mr. Cole will receive a payment equal to 5% of the sale price in the event that sale price is at least $5 per share or equivalent with respect to an asset sale. In connection with his new employment agreement, Mr. Cole was granted under one of the Company's stock option plans, options to purchase 600,000 shares of Common Stock at $2.75 per share. There options vest over a three year period.

     In February 2002, the Company entered into a two year employment arrangement with Deborah Sorell Stehr for a term expiring on January 31, 2004 at a base salary of $225,000 for the first year and $235,000 for the second year. Ms. Sorell Stehr is also eligible for a bonus pursuant to the Company's executive bonus program and to customary benefits, including participation in management incentive and benefit plans, reimbursement for automobile expenses, reasonable travel and entertainment expenses and a life insurance policy. The agreement provides that Ms. Sorell Stehr would receive an amount equal to $100 less than three times her annual compensation, plus accelerated vesting or payment of deferred compensation, options, stock appreciation rights or any other benefits payable to Ms. Sorell Stehr in the event that within twelve months of a "Change in Control", Ms. Sorell Stehr is terminated by the Company without "Cause" or Ms. Sorell Stehr terminates her agreement for "Good Reason", as such terms are defined in her employment agreement.

     On or about May 19, 2000, the Company entered into an employment agreement with Richard Danderline for a term expiring on June 26, 2002, at an annual base salary of $200,000 for the period ended June 26, 2001, and $225,000 for the 12 months ended June 26, 2002. Mr. Danderline is entitled to receive a bonus up to an amount of $100,000 the first year and $150,000 the second year calculated as one half of 1% of the pre-tax profit of the Company for every 1% that selling, general and administrative expenses of the Company decrease as a percentage of revenues using Fiscal 2001 as the base year, but in no event less than $50,000 for each year of employment. In connection with his employment, Mr. Danderline received a grant of 150,000 options, vesting over a period of five years. Mr. Danderline is also entitled to customary benefits, including participation in management incentive and benefit plans, reimbursement for automobile expenses, reasonable travel and entertainment expenses and a life insurance policy. In the event of a "change in control", defined as the cessation of Neil Cole being the Chairman of the Board, or a sale or merger of the Company with a non-affiliate, Mr. Danderline `s options vest immediately.

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

Compensation of Directors

     During Fiscal 2002, Messrs. Emanuel, Mendelow and Siris and Ms. Iverson (each an "Outside Directors") each received a grant of Common Stock from the Company under the Non-Employee Director Stock Incentive Plan having a value of $10,000 in compensation for attending board meetings. Each Outside Director also received $500 for each Committee meeting that he or she attended. Each Outside Director is also entitled to an additional grant of stock having a value of $10,000 during Fiscal 2003.

     Under the Company's 2000 Stock Option Plan (the "2000 Plan") and 1997 Stock Option Plan (the "1997 Plan"), non-employee directors are eligible to be granted non-qualified stock options.

     The Company's Board of Directors, or the Stock Option Committee of the 2000 Plan or the 1997 Plan, if one is appointed, has discretion to determine the number of shares subject to each non-qualified option (subject to the number of shares available for grant under the 2000 Plan or the 1997 Plan, as applicable), the exercise price thereof (provided such price is not less than the par value of the underlying shares of the Company's Common Stock under the 2000 Plan or not less than the fair value of Common Stock under the 1997 Plan), the term thereof (but not in excess of 10 years from the date of grant, subject to earlier termination in certain circumstances), and the manner in which the option becomes exercisable (amounts, intervals and other conditions). No non-qualified options were granted to non-employee directors under the 2000 Plan or the 1997 Plan during Fiscal 2002.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information as of April 3, 2002, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of the Company's Common Stock by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock; (ii) each of the Named Persons; (iii) each of the Company's directors; and (iv) all executive officers and directors as a group:


                                                                  Amount and
                                                                   Nature of                               Percentage of
             Name and Address of                                  Beneficial                                Beneficial
             Beneficial Owner (1)                                Ownership (2)                               Ownership
--------------------------------------------------     ------------------------------   ------------------------------------

Neil Cole                                                            3,949,925( 3 )                          16.8%

Claudio Trust dated February 2, 1990                                 1,886,597                                9.3%
2925 Mountain Maple Lane
Jackson, WY 83001

Michael Caruso                                                       1,986,597( 4 )                           9.7%

Barry Emanuel                                                           93,575( 5 )                             *

Steven Mendelow                                                        139,575( 6 )                             *

Deborah Sorell Stehr                                                   143,333( 7 )                             *

Richard Danderline                                                      60,000( 8 )                             *

John McPhee                                                            310,883( 9 )                           1.5%

Peter Siris                                                             75,450( 10)                             *

Ann Iverson                                                             63,450( 11)                             *

All executive officers and directors as a                            4,836,191( 3 ) (5) (6) (7)              19.9%
group (eight persons)                                                         (8) (9) (10) (11)


         *        Less than 1%

          (1) Unless otherwise indicated, each beneficial owner has an address at 400 Columbus Avenue, Valhalla, New York 10595-1335.

          (2) A person is deemed to have beneficial ownership of securities that can be acquired by such person within 60 days of April 3, 2002, upon exercise of warrants or options. Consequently, each beneficial owner's percentage ownership is determined by assuming that warrants or options held by such person (but not those held by any other person) and which are exercisable within 60 days from April 3, 2002, have been exercised. Unless otherwise noted, the Company believes that all persons referred to in the table have sole voting and investment power with respect to all shares of Common Stock reflected as beneficially owned by them.

          (3) Includes 3,291,000 shares of Common Stock issuable upon exercise of options owned by Neil Cole. Also includes 658,925 shares of Common Stock owned by Mr. Cole's former wife over which Mr. Cole has certain voting rights but no rights to dispose of or pecuniary interest.

          (4) Represents shares held by Claudio Trust dated February 2, 1990, of which Mr. Caruso is the trustee and includes 100,000 shares of Common Stock issuable upon exercise of options owned by Michael Caruso.

          (5) Includes 80,125 shares of Common Stock issuable upon exercise of options.

          (6) Includes 13,450 shares of Common Stock issued to Mr. Mendelow, and 60,750 shares of Common Stock owned by C&P Associates, of which Mr. Mendelow and his wife are affiliated.

          (7) Represents shares of Common Stock issuable upon exercise of options.

          (8) Represents shares of Common Stock issuable upon exercise of options.

          (9) Represents 273,333 shares of Common Stock issuable upon exercise of options and 37,000 shares of Common Stock owned by Mr. McPhee.

          (10) Represents 70,000 shares of Common Stock issuable upon exercise of options and 5,450 shares of Common Stock owned by Mr. Siris' minor daughter.

          (11) Represents shares of Common Stock issuable upon exercise of options.

Item 13. Certain Relationships and Related Transactions

     During Fiscal 2002, the Company purchased approximately $16 million of footwear through Redwood, a company with which Mark Tucker, a former director of the Company who resigned as of June 2001, is affiliated. The Company is no longer purchasing footwear through Redwood. See Item 3 - Legal Proceedings.

     During Fiscal 2002, Neil Cole, Chairman of the Board, President and CEO of Candie's, Inc. founded the Candie's Foundation ("the Foundation"), a charitable foundation whose purpose is to raise national awareness concerning to the problems of teenage pregnancy. During the year, the Company advanced an aggregate of $1,058,0000 to the Foundation on which interest is being charged at a rate per annum that is equal to the prime rate, and at January 31, 2002 had a balance due of $699,000. The Company has reserved $350,000 against this receivable. Although the Company believes that the amount due will be recovered in full, the reserve was established because of the Foundation's limited operating history in fund raising activities.

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


Dated: May 1, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


Signature and Name                  Capacity in Which Signed                            Date


/s/ Neil Cole                       Chairman of the Board, President and                May 1, 2002
-------------                       Chief Executive Officer
Neil Cole

/s/Richard Danderline               Executive Vice President, Finance and Operations    May 1, 2002
---------------------               (Principal Financial and Accounting Officer)
Richard Danderline

/s/ Barry Emanuel                   Director                                            May 1, 2002
-----------------
Barry Emanuel

/s/ Steven Mendelow                 Director                                            May 1, 2002
-------------------
Steven Mendelow

/s/ Peter Siris                     Director                                            May 1, 2002
---------------
Peter Siris

/s/ Ann Iverson                     Director                                            May 1, 2002
---------------
Ann Iverson


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

         3.4   Restated and Amended By-Laws (14)

         10.1 Trademark Purchase Agreement between the Company and New Retail Concepts, Inc. (3)

         10.2  1989 Stock Option Plan of the Company (1)

         10.3  1997 Stock Option Plan of the Company (7)

         10.4 Employment Agreement between Neil Cole and the Company dated February 23, 1993 (4)*

         10.5 Amendment dated February 28, 1997 to Employment Agreement dated February 23, 1993 between Neil Cole and the Company (6)*

         10.6  Lease with respect to the Company's executive offices (15)

         10.7 Agreement dated as of April 3, 1996 between the Company and Redwood Shoe Corp. (5)

         10.8 Amendment dated as of September 30, 1996 to agreement dated as of April 3, 1996 between the Company and Redwood Shoe Corp. (6)

         10.9  Employment  Agreement between Richard Danderline and the Company.
               (16)*

         10.10 Employment  Agreement  between  John J.  McPhee and the  Company.
               (18)

         10.11 Employment   Agreement  between  Deborah  Sorell  Stehr  and  the
               Company dated October 13, 1998 (11)*

         10.12 Limited  Liability   Company  Operating   Agreement  of  Unzipped
               Apparel LLC (10)

         10.13 Escrow Agreement by and among the Company, the stockholders of Caruso and Tenzer Greenblatt LLP(9)

         10.14 Registration   Rights  Agreement  between  the  Company  and  the
               stockholders of Caruso (9)

         10.15 Amendment to Lease Agreement with respect to the Company's executive offices. (11)

         10.16 Amendment dated January 27, 2000 to Employment Agreement dated February 23, 1993 between Neil Cole and the Company (14)*

         10.17 Amendment dated January 27, 2000 to Employment Agreement dated October 13, 1998 between Deborah Sorell Stehr and the Company
               (14)*

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

         10.20 Factoring Agreement between Rosenthal & Rosenthal, Inc. and the Company (12)

         10.21 Inventory Security Agreement between Rosenthal & Rosenthal, Inc. and the Company (12)

         10.22 Factoring Agreement between Rosenthal & Rosenthal, Inc. and Bright Star Footwear, Inc. (12)

         10.23 Inventory Security Agreement between Rosenthal & Rosenthal, Inc. and Bright Star Footwear, Inc. (12)

         10.24 Non-Employee Director Stock Incentive Plan (19)

         10.25 Employment Agreement between Neil Cole and the Company dated February 1, 2002 (18)*

         10.26 Employment   Agreement  between  Deborah  Sorell  Stehr  and  the
               Company dated February 1, 2002 (18)*

         10.27 Factoring Agreement between the CIT Group/Commercial Services, Inc. and the Company (18)

         10.28 Factoring Agreement between the CIT Group/Commercial Services, Inc. and Bright Star Footwear, Inc. (18)

         10.29 2001 Stock Option Plan of the Company (18)*

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

          (14) Filed as an exhibit to the Company's Annual Report as Form 10-K for the year ended January 31, 2000, and incorporated by reference herein.

          (15) Filed as an exhibit to the Company's Quarterly Report as Form 10-Q for the quarter ended April 30, 2000 and incorporated by reference herein.

          (16) Filed as an exhibit to the Company's Quarterly Report as Form 10-Q for the quarter ended July 31, 2000 and incorporated by reference herein.

          (17) Filed as Exhibit A to the Company's definitive Proxy Statement dated July 18, 2000 as filed on Schedule 14A and incorporated by reference herein.

          (18) Filed herewith.

          (19) Filed as Appendix B to the Company's definitive Proxy Statement date July 3, 2001 as filed on Schedule 14A and incorporated by reference herein.

* Denotes management compensation plan or arrangement.

                           Annual Report on Form 10-K

                      Item 8, 14(a)(1) and (2), (c) and (d)

          List of Financial Statements and Financial Statement Schedule

                           Year Ended January 31, 2002

                         Candie's, Inc. and Subsidiaries

                         Candie's, Inc. and Subsidiaries

                                    Form 10-K

   Index to Consolidated Financial Statements and Financial Statement Schedule






     The following consolidated financial statements of Candie's Inc. and subsidiaries are included in Item 8:


Report of Independent Certified Public Accountants...........................................         F-3

Consolidated Balance Sheets - January 31, 2002, and 2001.....................................         F-4

Consolidated Statements of Operations for the Years ended
    January 31, 2002, 2001, and 2000.........................................................         F-5

Consolidated Statements of Stockholders' Equity
    for the Years ended January 31, 2002, 2001, and 2000.....................................         F-6

Consolidated Statements of Cash Flows for the Years ended
    January 31, 2002, 2001, and 2000.........................................................         F-7

Notes to Consolidated Financial Statements...................................................         F-8




The following consolidated financial statement schedule of Candie's, Inc. and subsidiaries is included in Item 14(d):

Report of Independent Certified Public Accountants on Financial Statement
    Schedule for the Years Ended January 31, 2002, 2001, and 2000............................         S-1

Schedule II Valuation and qualifying accounts ...............................................         S-2



     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

               Report of Independent Certified Public Accountants


The Stockholders and Directors of
Candie's, Inc.

     We have audited the accompanying consolidated balance sheets of Candie's, Inc. and subsidiaries as of January 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended January 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Candie's, Inc. and subsidiaries at January 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2002, in conformity with accounting principles generally accepted in the United States of America.




/s/: BDO Seidman, LLP
BDO Seidman, LLP




New York, New York
April 12, 2002, except for Note 14, which is April 23, 2002

                         Candie's, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                        (in thousands, except par value)


                                                                                         January 31,
                                                                                  -------------------------
                                                                                   2002              2001
                                                                                  -------           -------

Assets
Current Assets:
        Cash......................................................              $     636         $     366
        Accounts receivable, net of allowances of
             $356 in 2002 and $1,882 in 2001......................                  4,674             3,390
        Due from factor and accounts receivable, net of allowances of
             $822 in 2002 and $1,650 in 2001......................                  5,791             5,854
        Due from affiliates, net of a reserve of $350 in 2002.....                    565               329
        Inventories, net..........................................                  8,368             9,323
        Refundable and prepaid income taxes.......................                      -               219
        Deferred income taxes.....................................                  1,881             2,994
        Prepaid advertising and other.............................                    718             1,205
        Other current assets......................................                     97                92
                                                                                  -------           -------
Total Current Assets..............................................                 22,730            23,772
                                                                                  -------           -------
Property and equipment, at cost:
        Furniture, fixtures and equipment.........................                  9,618             7,408
        Less: Accumulated depreciation and amortization...........                  4,470             3,206
                                                                                  -------           -------
                                                                                    5,148             4,202
                                                                                  -------           -------
Other Assets:
        Goodwill, net of accumulated amortization of
             $794 in 2002 and $651 in 2001........................                  1,868             2,010
        Other intangibles, net....................................                 18,158            19,623
        Deferred financing costs..................................                    741                 -
        Deferred income taxes.....................................                  1,741               628
        Other.....................................................                    284               135
                                                                                  -------           -------
                                                                                   22,792            22,396
                                                                                  -------           -------
Total Assets......................................................                $50,670           $50,370
                                                                                  =======           =======
Liabilities and Stockholders' Equity
Current liabilities:
    Revolving notes payable - banks...............................                $12,366         $   8,898
    Accounts payable and accrued expenses.........................                 10,769             9,766
    Accounts payable - Redwood....................................                  1,903             4,052
    Exposure related to joint venture investment..................                    250               750
    Current portion of long-term debt ............................                  1,225             1,006
                                                                                  -------           -------
Total current liabilities.........................................                 26,513            24,472
                                                                                  -------           -------

Other liabilities.................................................                     -                 98
Long-term debt....................................................                    638             1,055
                                                                                  -------           -------
                                                                                      638             1,153
                                                                                  -------           -------
Stockholders' Equity:
    Preferred and common stock to be issued.......................                  2,000             6,000
    Preferred stock, $.01 par value - shares authorized 5,000;
             none issued or outstanding...........................                      -                 -
    Common stock, $.001 par value - shares authorized 30,000;
             shares issued 20,400 in 2002 and 19,341 in 2001......                     20                19
    Additional paid-in capital....................................                 58,188            59,239
    Retained earnings (deficit)...................................                (36,214)         (33,932)
    Less:    Treasury stock - at cost - 113 shares in 2002
                     and 1,472 shares in 2001.....................                   (475)          (6,581)
                                                                                  -------           -------
     Total stockholders' equity...................................                 23,519            24,745
                                                                                  -------           -------
Total Liabilities and Stockholders' Equity........................                $50,670           $50,370
                                                                                  =======           =======
See accompanying notes to consolidated financial statements.


                         Candie's, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                 (in thousands, except earnings per share data)



                                                                                       Year ended January 31,
                                                                      ---------------------------------------------------------
                                                                            2002                2001               2000
                                                                      ------------------ ------------------- ------------------

Net sales.......................................................             $ 96,327           $ 90,667            $ 90,796
Licensing income................................................                5,075              4,527               2,951
                                                                      ------------------ ------------------- ------------------
Net revenue.....................................................              101,402             95,194              93,747
Cost of goods sold..............................................               72,642             71,186              74,347
                                                                      ------------------ ------------------- ------------------
Gross profit....................................................               28,760             24,008              19,400

Selling, general and administrative expenses....................               28,514             28,508              31,260
Non recurring items and special charges.........................                1,791              2,674              11,002
                                                                      ------------------ ------------------- ------------------

Operating loss..................................................               (1,545)            (7,174)            (22,862)

Other expenses:
        Interest expense - net..................................                1,175              1,661               1,415
        Equity (income) loss in joint venture...................                 (500)              (701)              2,002
                                                                      ------------------ ------------------- ------------------
                                                                                  675                960               3,417
                                                                      ------------------ ------------------- ------------------

Loss before income taxes........................................               (2,220)            (8,134)            (26,279)

Provision (benefit) for income taxes............................                   62                 66              (1,103)
                                                                      ------------------ ------------------- ------------------

Net loss........................................................            $  (2,282)         $  (8,200)         $  (25,176)
                                                                      ================== =================== ==================

Loss per share:
                              Basic.............................      $                  $                   $
                                                                                (0.12)             (0.43)              (1.41)
                                                                      ================== =================== ==================

                              Diluted...........................      $                  $                   $
                                                                                (0.12)             (0.43)              (1.41)
                                                                      ================== =================== ==================


Weighted average number of common shares outstanding:
                              Basic.............................               19,647             19,231              17,798
                                                                      ================== =================== ==================

                              Diluted...........................               19,647             19,231              17,798
                                                                      ================== =================== ==================




See accompanying notes to consolidated financial statements.

                         Candie's, Inc. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                                 (in thousands)



                                                                  Preferred
                                                                  & Common     Additional    Retained
                                             Common Stock        Stock to be   Paid - In     Earnings    Treasury
                                          Shares      Amount       Issued       Capital      (Deficit)    Stock        Total
                                        =========== ============ ============ ===========  =========== ============ ===========

Balance at February 1, 1999 ..........       18,525          18            -       58,819        (556)       (6,432)    51,849
   Exercise of stock options and
     warrants.........................           99           -            -          148           -           -          148
   Issuance of common stock to
     benefit plan.....................           37           -            -          128           -           -          128
   Preferred and common stock to be
     issued for litigation settlement             -           -        6,000            -           -           -        6,000
   Additional contingent shares
     issued for the Acquisition of
     Michael Caruso & Co., Inc. ......          548           1            -           (1)          -           -            -
   Other..............................            -           -            -            -           -          (1)          (1)
   Net loss...........................            -           -            -            -     (25,176)           -     (25,176)
                                        =========== ============ ============ ===========  =========== ============ ===========
Balance at January 31, 2000 ..........       19,209         19         6,000       59,094     (25,732)      (6,433)     32,948
   Issuance of common stock to
     benefit plan.....................          102           -           -           102           -           -          102
   Issuance of common stock to
     directors........................           30           -           -            43           -           -           43
   Purchase of treasury shares........            -           -           -            -            -        (148)        (148)
   Net loss...........................            -           -           -            -       (8,200)          -       (8,200)
                                        =========== ============ ============ ===========  =========== ============ ===========
Balance at January 31, 2001...........       19,341          19        6,000       59,239     (33,932)     (6,581)      24,745
   Issuance of common stock to
     benefit plan.....................          122           -           -           133           -           -          133
   Exercise of stock options..........          536           1           -           867           -           -          868
   Issuance of common stock to
     directors........................           14           -           -            40           -           -           40
   Issuance of common stock to
     shareholders in connection with
     class action litigation..........          387           -       (4,000)      (2,402)          -       6,402            -
   Options granted to non-employees...            -           -            -          144           -           -          144
   Reversal of indirect guarantee of
     the value of stock option grants.            -           -            -          167           -           -          167
   Purchase of treasury shares........            -           -            -            -           -        (296)        (296)
   Net loss...........................            -           -            -            -      (2,282)          -       (2,282)
                                        =========== ============ ============ ===========  =========== ============ ===========
Balance at January 31, 2002...........       20,400   $      20    $   2,000      $58,188  $  (36,214)   $   (475)  $   23,519
                                        =========== ============ ============ ============ =========== ============ ===========


See accompanying notes to consolidated financial statements.

                         Candie's, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                       Year ended January 31,
                                                                            2002                2001               2000
--------------------------------------------------------------------- ------------------ ------------------- ------------------

Cash flows (used in) provided by operating activities:
Net loss......................................................          $      (2,282)      $     (8,200)     $      (25,176)
Items in net income not affecting cash:
      Depreciation of property and equipment..................                  1,414              1,213                 877
      Amortization of intangibles.............................                  1,768              2,157               2,145
      Gain on sale of retail store............................                   (188)                 -                   -
      Issuance of common stock ...............................                     40                 43                   -
      Stock option compensation non - employees...............                    144                  -                   -
      Reserve on affiliate receivable.........................                    350                  -                   -
      Equity (income) loss in Joint Venture...................                   (500)              (701)              2,002
      Litigation settlement...................................                    857                  -               8,000
      Write-off of property and equipment.....................                     47                  -                   -
      Write-off of impaired assets............................                      -              1,581                   -
      Deferred income taxes...................................                      -                  -              (1,174)
   Changes in operating assets and liabilities:
      Accounts receivable.....................................                 (1,870)              (372)                 63
      Factored accounts receivables and payable to factor, net                     63              2,180               7,104
      Inventories.............................................                    818              5,447               4,261
      Prepaid advertising and other...........................                    487                417                (139)
      Refundable and prepaid taxes............................                    219                412               1,992
      Other assets............................................                   (154)               408                 221
      Accounts payable and accrued expenses...................                   (973)             3,114               3,205
      Long-term liabilities...................................                      -                  -                 (52)
--------------------------------------------------------------------- ------------------ ------------------- ------------------
Net cash provided by operating activities.....................                    240              7,699               3,329
--------------------------------------------------------------------- ------------------ ------------------- ------------------

Cash flows used in investing activities:
      Purchases of property and equipment.....................                 (2,554)            (1,871)             (2,832)
      Proceeds from sale of retail store......................                    500                  -                   -
      Other...................................................                   (160)              (161)               (165)
--------------------------------------------------------------------- ------------------ ------------------- ------------------
Net cash used in investing activities.........................                 (2,214)            (2,032)             (2,997)
--------------------------------------------------------------------- ------------------ ------------------- ------------------

Cash flows (used in) provided by financing activities:
      Revolving notes payable - bank..........................                  3,468             (4,866)             (3,110)
      Proceeds from loans.....................................                      -                  -               3,471
      Proceeds from exercise of stock options and warrants....                    868                  -                 148
      Payment of long-term debt...............................                 (1,055)              (930)               (796)
      Purchase of treasury stock..............................                   (296)              (148)                  -
      Deferred financing costs................................                   (741)                 -                   -
--------------------------------------------------------------------- ------------------ ------------------- ------------------
Net cash (used in) provided by financing activities...........                  2,244             (5,944)               (287)
--------------------------------------------------------------------- ------------------ ------------------- ------------------
Net increase (decrease) in cash and cash equivalents..........                    270               (277)                 45
      Cash and cash equivalents, beginning of year............                    366                643                 598
--------------------------------------------------------------------- ------------------ ------------------- ------------------

      Cash and cash equivalents, end of year..................             $      636         $      366          $      643
===================================================================== ================== =================== ==================

Supplemental disclosure of cash flow information: Cash paid during the year:
       Interest...............................................              $   1,176          $   1,650            $  1,452
                                                                      ================== =================== ==================
       Income taxes...........................................             $     (161)        $     (353)          $     163
                                                                      ================== =================== ==================
Supplemental disclosures of non-cash investing and financing activities:
        Preferred and common stock to be issued...............             $        -          $       -            $  6,000
                                                                      ================== =================== ==================
        Issuance of common stock to benefit plan..............             $      133          $     102           $     128
                                                                      ================== =================== ==================
        Reversal of indirect guarantees of the value
       of stock option grants.................................             $      167          $       -           $       -
                                                                      ================== =================== ==================
        Capital contributions to Unzipped.....................             $        -          $       -           $     500
                                                                      ================== =================== ==================


See accompanying notes to consolidated financial statements.

                         Candie's, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
       Information as of and for the Years Ended January 31, 2002and 2001
                (dollars are in thousands, except per share data)

The Company

     The history of the "CANDIE'S" brand spans over 25 years and is known for young, fun and fashionable, footwear marketed by innovative advertising and celebrity spokespersons. Candie's, Inc., which was incorporated in Delaware in 1978, and its subsidiaries (collectively, the "Company") is currently engaged primarily in the design, marketing, and distribution of moderately-priced women's casual and fashion footwear under the CANDIE'S(R)and BONGO(R)trademarks for distribution within the United States to department, specialty, chain and 13 company-owned retail stores, a web store and to specialty stores internationally. The Company markets and distributes children's footwear under the CANDIE'S and BONGO trademarks, as well as a variety of men's workboots, hiking boots, winter boots, and outdoor casual shoes designed and marketed under private labels and the ASPEN(R)brand, which is licensed by the Company from a third party through Bright Star Footwear, Inc. ("Bright Star"), the Company's wholly-owned subsidiary. In 1998, the Company began licensing its CANDIE'S trademark for the purpose of building CANDIE'S into a lifestyle brand serving generation "Y" women and girls, and it currently holds licenses for apparel, fragrance, eyewear, handbags, watches and cell phone accessories. The Company also licensed the BONGO trademark on jeanswear through Unzipped Apparel, LLC ("Unzipped"), the Company's joint venture with Sweet Sportswear LLC ("Sweet"), a subsidiary of Azteca Production International, Inc., as well as on kids' clothing, handbags and eyewear. On April 23, 2002, the Company acquired the remaining 50% interest in Unzipped from Sweet for 3 million shares of the Company's common stock and $11 million in preferred stock. The Company is required to redeem the preferred stock in 2012. See Notes 2 and 14 of the Notes to Consolidated Financial Statements.

     The target customer for CANDIE'S and BONGO products are women and girls in the "millenial" generation demographic. As a growth strategy, the Company plans to continue to build market share in the junior footwear area of better department and specialty stores, pursue licensing opportunities, and expand its consumer direct business through the opening of "lifestyle" retail stores and expanding e-commerce sales of Candie's products through its Candies.com web store.

1. Summary of Significant Accounting Policies

   Principles of consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and items have been eliminated in consolidation. The Company's 50% equity interest in Unzipped is accounted for under the equity method. The Company suspended recording its share of losses for Unzipped in Fiscal 2002. See Note 2.

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

   Concentration of Credit Risk

     Concentration of credit risk is limited due to the large number of customers to which the Company sells its products and the use of a factor to assign invoices for sales to its customers. For fiscal years ended January 31, 2002 ("Fiscal 2002") and 2000("Fiscal 2000"), one customer accounted for 12.4% and 10.2%, respectively, of the Company's total net sales. No customer exceeded 10% of total revenues in Fiscal 2001.

    Inventories

     Inventories, which consist entirely of finished goods, are stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out ("FIFO") method.

   Deferred Financing Costs

     The Company incurred costs (primarily professional fees) in connection with a planned capital financing which it expects to close in Fiscal 2003. These costs have been deferred and will be amortized over the life of the debt. If the debt does not close, these costs will be written-off.

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

   Impairment of Long-Lived Assets

     When circumstances mandate, the Company evaluates the recoverability of its long-lived assets by comparing estimated future undiscounted cash flows with the assets' carrying value to determine whether a write-down to market value, based on discounted cash flow, is necessary. During fiscal 2001 the Company wrote off computer software and a license aggregating $1,581. See Note 4.

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

     The CANDIE'S trademark is stated at cost in the amount of $6,190 and $6,064, net of accumulated amortization of $2,591 and $2,272, at January 31, 2002 and 2001, respectively, as determined primarily by its fair value relative to other assets and liabilities at February 28, 1993, the date of the quasi reorganization. In connection with the quasi reorganization, the Company's assets, liabilities and capital accounts were adjusted to eliminate the stockholders' deficiency.

   Revenue Recognition

     Revenue is recognized upon shipment with related risk and title passing to the customers. Estimates of losses for bad debts, returns and other allowances are recorded at the time of the sale. Shipping charges to customers and related expenses for the years ended January 31, 2002, 2001, 2000 amounted to $300, $311 and $675, respectively, are included in selling, general and administrative expenses.

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

   Stock-Based Compensation

     The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, recognizes no compensation expense for the stock options granted when the exercise price of the option is the same as the market value of the Company's Common Stock at the time of grant. As prescribed under SFAS No. 123, "Accounting for Stock Based Compensation," the Company has disclosed the pro-forma effects on net income and earnings per share of recording compensation expense for the fair value of the options granted.

   Fair Value of Financial Instruments

     The Company's financial instruments approximate fair value at January 31, 2002 and 2001.

   Loss Per Share

     Basic loss per share includes no dilution and is computed by dividing loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options and warrants.

   Computer Software and Web-site Costs

     Internal and external direct and incremental costs incurred in obtaining and developing computer software for internal use and web-site costs are capitalized in property and equipment and amortized, under the straight-line method, over the estimated useful life of the software, three years. The net amounts capitalized for these costs at January 31, 2002 and 2001 were $1,339 and $1,276, respectively.

   Advertising Campaign Costs

     The Company records national advertising campaign costs as an expense concurrent with the first showing of the related advertising and other advertising costs when incurred. Advertising expenses for the years ended January 31, 2002, 2001 and 2000 amounted to $3,414, $4,590, and $7,091, respectively.

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

   New Accounting Standards

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets," which changes the accounting for goodwill from an amortization method to an impairment-only approach. The amortization of goodwill totaled $142 in fiscal 2002. Under SFAS No. 142, beginning on February 1, 2002, amortization of goodwill will cease. As prescribed under SFAS No. 142, the Company is in the process of having its goodwill tested for impairment. The Company does not anticipate any material impairment losses resulting from the adoption of SFAS No. 142.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121 and the accounting and reporting provisions of APB Opinion No. 30 for a disposal of a segment of a business. SFAS No. 144 is effective for the fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company is required to adopt SFAS No. 144 as of February 1, 2002, and it does not expect that the adoption of the Statement will have a significant impact on the Company's financial position and results of operations.

     In November 2001, the FASB Emerging Issues Task Force released Issue 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)." The scope of Issue 01-9 includes vendor consideration to any purchasers of the vendor's products at any point along the distribution chain, regardless of whether the purchaser receiving the consideration is a direct customer of the vendor. Issue 01-9 is to be applied to annual or interim periods beginning after December 15, 2001. Our adoption, effective February 1, 2002, will require us to reclassify cooperative advertising expenses from a deduction against revenues to an SG&A expense and is not expected to have a material effect.

   Presentation of Prior Year Data

     Certain reclassifications have been made to conform prior year data with the current presentation.


2. Investment in Joint Venture

     On October 7, 1998, the Company formed Unzipped with its joint venture partner Sweet, the purpose of which was to market and distribute apparel under the BONGO label. The Company and Sweet each had a 50% interest in Unzipped. Pursuant to the terms of the joint venture, the Company licensed the BONGO trademark to Unzipped for use in the design, manufacture and sale of certain designated apparel products. At January 31, 2002 and 2001, the Company believed that Unzipped was in breach of certain provisions of the agreements among the parties, and notified Unzipped that the Company did not intend to contribute any additional capital or otherwise support the joint venture. Accordingly, as of January 31, 2001, the Company recorded $750, as its maximum liability to Unzipped which consisted primarily of a guarantee of bank debt, and suspended booking its share of Unzipped losses beyond its liability. Subsequent to January 2002, the guarantee of bank debt was terminated and, accordingly, the Company reduced its liability by $500. No further adjustments were made in Fiscal 2002. As of January 31, 2002, the Company's proportionate share of Unzipped unaudited losses in excess of the established liability approximated $1,170. The income of $500 and $701 recorded in Fiscal 2002 and 2001, respectively, represents the reduction in the liability relating to Unzipped due to a corresponding reduction in exposure.

     In addition, the terms of the operating agreement of Unzipped required the Company to purchase from Sweet on January 31, 2003, its entire interest in Unzipped at an aggregate purchase price equal to 50% of 7.5 times EBITDA of Unzipped for the fiscal year commencing on February 1, 2002 and ending January 31, 2003. The agreement provided the Company with the right, in its sole discretion, to pay for such interest in cash or shares of the Company's Common Stock. The agreement also provided that in the event the Company elected to issue shares of the Company's Common Stock to Sweet, Sweet would also have the right to designate a member to the Board of Directors of the Company until the earlier to occur of (i) the sale of any of such shares or (ii) two years from the date of closing of such purchase.

     The above described operating agreement was superseded when on April 23, 2002, the Company acquired the remaining 50% interest in Unzipped from Sweet for 3 million shares of the Company's common stock and $11 million in preferred stock. The Company is required to redeem the preferred stock in 2012. See Note 14 of the Notes to Consolidated Financial Statements.

     In October 1999, the Company made a non-cash $500 capital contribution to Unzipped by foregoing affiliate receivables to satisfy its obligation. At January 31, 2002 and 2001, the affiliate receivable balance from Unzipped was $201 and $232, respectively. As of the date of this report, the January 31, 2002 receivable had been fully paid by Unzipped. The Company was entitled to receive an advertising royalty from Unzipped equal to 3% of Unzipped's net sales. Included in licensing income is $1,254, $1,289, and $920 for Fiscal 2002, 2001 and 2000, respectively.


3.       Other Intangibles, net

     Other intangibles, net consist of the following: (In thousands, except for estimated lives which are stated in years)

                                                                                     January 31,
                                                                          ----------------------------------
                                                        Estimated lives        2002              2001
          -------------------------------------------- ------------------ ---------------- -----------------

          Trademarks                                                20        $    23,340      $    23,180
          Non-compete agreement                                     15              2,275            2,275
          Licenses                                                   4              1,526            1,526
          -------------------------------------------- ------------------ ---------------- -----------------
                                                                                   27,141           26,981

          Less accumulated amortization                                            (8,983)          (7,358)
          -------------------------------------------- ------------------ ---------------- -----------------
                                                                              $    18,158      $    19,623
          ============================================ ================== ================ =================


4.       Non Recurring Items and Special Charges

     Non recurring items and special charges consist of the following:


                                                                       Fiscal Year ended January 31,
                                                               ----------------------------------------------
                                                                    2002          2001            2000
                                                               ----------------------------------------------


          Gain on sale of retail store                            $ (188)       $    -          $    -

          Professional fees for the SEC investigation and
            various litigation and litigation settlement.
            See Note 8.  (A)                                         389           205           3,002

          Litigation settlement.  See Note 8.  (A)                     -             -           8,000

          Termination, severance pay of certain employees and
            buyout of employment contracts (B)                         -           688               -

          Write-off of a license acquired from Caruso (C)              -           570               -

          Warehouse consolidation and costs associated with
            an office move                                             -           200               -

          Write-off of computer software (D)                           -         1,011               -

          Costs relating to new financing arrangements (E)           383             -               -

          Reserve for receivable from affiliate (F)                  350             -               -

          Caruso shareholder lawsuit settlement (G)                  857             -               -
                                                               ----------------------------------------------
                                                                $  1,791        $2,674         $11,002
                                                               ==============================================

          (A) In connection with a class action lawsuit and other litigation more fully described in Note 8 the Company incurred professional fees and other related costs.

          (B) During Fiscal 2001, the Company restructured its sales force, and terminated certain other employees who, at the time of their termination, had employment contracts with the Company. For the year ended January 31, 2001, the Company incurred $688 primarily to buy out the employment contracts or otherwise settle with these terminated employees.

          (C) In September 1998, the Company acquired certain Bongo trademarks and licenses from Caruso. One of these licenses, for large size jeanswear was terminated in the fourth quarter of Fiscal 2001.

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

          (E) During the year ended January 31, 2002, the Company sought to replace its existing $35 million revolving line of credit with Rosenthal & Rosenthal. In January 2002, the Company entered into a financing arrangement with CIT Commercial services, as more fully described in Note 5. In order to enter into this new agreement, the Company paid $258 to Rosenthal & Rosenthal as a termination fee and $125 to establish new entities necessary to implement certain financing structures related to the new financing arrangement.

          (F) The Company established a reserve for advances made to the Candie's Foundation. Although the Company believes that the amount due will be recovered in full, the reserve was established because of the Foundation's limited operating experience in fund raising activities.

          (G)  See Note 8.


5.       Debt Arrangements

   Current Revolving Credit Facility

     On January 23, 2002, the Company entered into a three-year $20 million credit facility ("the Credit Facility") with CIT Commercial Services ("CIT") replacing its arrangement with Rosenthal & Rosenthal, Inc ("Rosenthal"). Borrowings under the Credit Facility are formula based and include a $5 million over advance provision, and will bear interest at 1.00% above the prime rate. It is the intent of the Company and CIT before May 15, 2002 to replace the Credit Facility with a new facility that will include a $12.5 million formula based revolving facility and a $12.5 million term loan. The Company has granted the lenders a security interest in substantially all of its assets. The interim Credit Facility restricts the Company's ability to pay dividends.

     On October 28, 1999, the Company entered into a two-year $35 million revolving line of credit (the "Line of Credit") with Rosenthal. On November 23, 1999, First Union National Bank entered into a co-lending arrangement and became a participant in the Line of Credit. Borrowings under the Line of Credit were formula based and available up to the maximum amount of the Line of Credit. Borrowings under the Line of Credit bore interest at 0.5% above the prime rate. Certain borrowings in excess of an availability formula bore interest at 2.5% above the prime rate. The Company also paid an annual facility fee of 0.25% of the maximum Line of Credit. The minimum factoring commission fee for the initial term was $500. As of April 3, 2001, the Company extended its factoring agreement with Rosenthal through April 30, 2003. As of January 14, 2002, the Company terminated its agreement with Rosenthal and paid an early termination fee of $250, which is included in special charges. Interest paid to Rosenthal for Fiscal 2002 was $1.0 million.

     At January 31, 2002, borrowings totaled $12.4 Million at an interest rate of 5.75%.

     At January 31, 2002, the Company had no outstanding letters of credit. The Company's letters of credit availability are formula based which takes into account borrowings under the Credit Facility, as described above.

   Capital Lease

     In May 1999, the Company entered into a $3.5 million master lease and loan agreement with OneSource Financial Corp.. The agreement requires the Company to collateralize property and equipment of $1.9 million, with the remaining agreement balance considered to be an unsecured loan. The agreement's term is for a period of four years at an effective annual interest rate of 10.48%. The outstanding loan balance as of January 31, 2002 was $1.1 million. The quarterly payment on the loan is $260 including interest.

   Other

     Also included in Long-term debt is $810 for the Michael Caruso shareholder lawsuit settlement, see Note 4.

   Debt Maturities

     The Companies debt maturities are the following:



                                  Total        2003        2004        2005        2006
                               -------------------------------------------------------------
Revolving notes payable - banks $12,366    $12,366       $   -        $   -      $   -
Capital lease                     1,053        975          78            -          -
Long - term debt                    810        250         250          250         60
                               -------------------------------------------------------------
Total Debt                      $14,229    $13,591        $328        $ 250      $  60


6.       Stockholders' Equity

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

     Pro forma information regarding net loss per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                 January 31,
                              --------------------------------------------------
                                     2002             2001            2000

Expected Volatility                .715-.811       .604-.791         0.468
Expected Dividend Yield               0%               0%              0%
Expected Life (Term)              1.4-7years        3-7years       3-7 years
Risk-Free Interest Rate           2.26-5.13%       4.65-6.82%      4.91-6.21%

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


     For purposes of pro forma disclosures, the estimated fair value of the option is expensed when the option's are vested. The Company's pro forma information follows:

                                                  January 31,
                              --------------------------------------------------
                                     2002            2001              2000
Pro forma net loss                ($4,370)        ($9,793)         ($25,773)

Pro forma loss per share:

     Basic                         ($0.22)         ($0.51)           ($1.45)

     Diluted                       ($0.22)         ($0.51)           ($1.45)


     The weighted-average fair value of options granted (at their grant date) during the years ended January 31, 2002, 2001, and 2000 was $1.42, $0.72, and $0.46, respectively.

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

     On August 18, 2000, the Company's shareholders approved the Company's 2000 Stock Option Plan (the "2000 Plan"). The 2000 Plan authorizes the granting of common stock options to purchase up to 2,000,000 shares of Company common stock. All employees, directors, independent agents, consultants and attorneys of the Company, including those of the Company's subsidiaries, are eligible to be granted NQSO's under the 2000 Plan. The 2000 Plan terminates in 2010.

     The Company has adopted the 2001 Stock Option Plan (the "2001 Plan"). The 2001 Plan authorizes the granting of common stock options to purchase up to 2,000,000 shares of Company common stock. All employees, directors, independent agents, consultants and attorneys of the Company, including those of the Company's subsidiaries, are eligible to be granted NQSO's under the 2001 Plan. The 2001 Plan terminates in 2011.

     Additionally,   at  January  31,  2002,  2001  and  2000,  NQSO's  covering
1,324,000, 2,046,000, and 2,907,500 shares of common stock, respectively, were outstanding, which are not part of either the 1989 or 1997 Plans.

     The options that were granted under the Plans expire between five and ten years from the date of grant.

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

     A summary of the Company's stock option activity, and related information for the years ended 2002, 2001, and 2000 follows:

                                                        Weighted-Average
                                                     Shares     Exercise Price
                                                 -------------------------------

                 Outstanding January 31, 1999         6,015,225            2.78
                 Granted                              1,567,250            1.54
                 Canceled                             (363,250)            3.52
                 Exercised                             (99,675)            0.99
                 Expired                              (771,125)            1.70
                                                 -------------------------------
                 Outstanding January 31, 2000         6,348,425            2.59
                 Granted                              2,088,750            1.07
                 Canceled                             (858,000)            2.54
                 Exercised                                    -               -
                 Expired                              (877,125)            1.19
                                                 -------------------------------
                 Outstanding January 31, 2001         6,702,050          $ 2.30
                 Granted                              1,596,000            2.05
                 Canceled                             (134,625)            3.99
                 Exercised                            (535,500)            1.62
                 Expired                              (442,500)            4.56
                                                 -------------------------------
                 Outstanding January 31, 2002         7,185,425          $ 2.31
                                                 ===============================


     At January 31, 2002, 2001, and 2000, exercisable stock options totaled 6,200,590, 5,697,967, and 5,356,257 and had weighted average exercise prices of $2.42, $2.46, and $2.58, respectively.

Options outstanding and exercisable at January 31, 2002 were as follows:


                            Options Outstanding                                     Options Exercisable
-------------------------------------------------------------------------------  ----------------------------

                                                     Weighted      Weighted                      Weighted
          Range of                    Number     Average Remaining  Average         Number        Average
       Exercise Prices              Outstanding  Contractual LifeExercise Price   Exercisable  Exercise Price
-------------------------------------------------------------------------------  ----------------------------

$0.24-1.14.................         1,359,375          8.49         $0.97         1,108,375       $0.97
$1.15-1.50.................         1,299,000          6.27         $1.32         1,177,000       $1.32
$1.51-2.50.................         1,892,500          7.61         $2.00         1,280,665       $2.02
$2.51-3.50.................         2,489,550          5.08         $3.47         2,489,550       $3.47
$3.51-5.00.................            45,000          1.01         $4.55            45,000       $4.55
$5.01-12.00................           100,000          0.59         $9.22           100,000       $9.22
-------------------------------------------------------------------------------  ----------------------------

                                    7,185,425          6.52         $2.31         6,200,590       $2.42
===============================================================================  ============================


     At January 31, 2002 1,980,000, and 3,283,825 common shares were reserved for issuance on exercise of stock options under the 2000 and 1997 Stock Option Plan, respectively.

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

   Stock Repurchase Program

     On September 15, 1998, the Company's Board of Directors authorized the repurchase of up to two million shares of the Company's Common Stock, which was replaced with a new agreement on December 21, 2000, authorizing the repurchase of up to three million shares of the Company's Common Stock. In fiscal 2002 and 2001, 163,150 and 158,700 shares, respectively, were repurchased in the open market, at an aggregate cost of $296 and $148, respectively.

   Preferred and Common Stock to be Issued

     See Note 8 for the related terms of the preferred stock to be issued in connection with the Litigation settlement.


7.       Loss Per Share

     Included in the calculation of the number of shares is the equivalent number of common shares to be issued in connection with the Litigation Settlement (see Note 8). The diluted weighted average number of shares does not include any outstanding options or convertible preferred stock because they were antidilutive.


8.       Commitments and Contingencies

     In July 2000, the United States District Court for the Southern District of New York (the "Court") approved the Company's settlement of a stockholder class action entitled Willow Creek Capital Partners, L.P., v. Candie's, Inc. In this action the plaintiffs alleged that they were damaged by reason of the Company's having issued materially false and misleading financial statements for Fiscal 1998 and the first three quarters of Fiscal 1999, which caused the Company's securities to trade at artificially inflated prices. Pursuant to the settlement the Company agreed to pay to the plaintiffs total consideration of $10 million, payable in a combination of $4 million in cash and $6 million in the Company's Common Stock and convertible preferred stock. The Company received $2 million from its insurance company and recorded an expense of $8 million in Fiscal 2000. Pursuant to the settlement and the plaintiffs' plan of distribution, the $4 million cash payment has been distributed as well as $4 million of the Company's common stock. The remaining $2 million of the Company's preferred stock will convert to the Company's common stock based on the price of the Company's common stock on the second anniversary of the "Effective Date" (August 2000) as defined in the settlement agreement approved by the Court.

     In November 2001 the Company settled a litigation filed in December 2000 in the United States District Court for Southern District of New York, by Michael Caruso, as trustee of the Claudio Trust and Gene Montasano (collectively, "Caruso"). The settlement agreement between the Company and Caruso provides for the Company to pay to Caruso equal quarterly payments of $62,500, up to a maximum amount of $1 million, over a period of four years. However, the Company's obligation to make these quarterly payments will terminate in the event that the last daily sale price per share of the Company's common stock is at least $4.98 during any ten days in any thirty day period within such four year period with any remaining balance to be recognized as income. The Company recognized a charge to income of $857,000 during the quarter ended January 31, 2002, representing the discounted fair value of the future payments to Caruso referred to above.

     On August 4, 1999, the staff of the SEC advised the Company that it had commenced a formal investigation into the actions of the Company and others in connection with, among other things, certain accounting issues concerning the restatement of certain of the Company's financial statements in prior years.

     In January 2002, Redwood, one of the Company's former buying agents and a supplier of footwear to the Company, filed a Complaint in the United States District Court for the Southern District of New York, alleging that the Company breached various contractual obligations to Redwood and seeking to recover damages in excess of $20 million and its litigation costs. The Company has filed a motion to dismiss the Complaint based upon Redwood's failure to state a claim, in response to which Redwood has filed an amended complaint, which the Company is also moving to dismiss. In the event that some or all of the amended
Complaint survives the motion to dismiss, the Company intends to vigorously defend this lawsuit and to file counterclaims.

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

9.         Related Party Transactions

     On April 3, 1996, the Company entered into an agreement with Redwood Shoe ("Redwood"), a principal buying agent of footwear products, to satisfy in full certain trade payables (the "Payables") amounting to $1,680. Under the terms of the agreement, the Company (i) issued 1,050,000 shares of the Company's Common Stock; (ii) issued an option to purchase 75,000 shares of the Company's Common Stock at an exercise price of $1.75 which was immediately exercisable and has a five year life; and (iii) made a cash payment of $50. The Company purchased approximately $16 million, $35 million, and $38 million in 2002, 2001, and 2000, respectively, of footwear products through Redwood while it was a related party. During the year ended January 31, 2002, Redwood sold its Common Stock and a representative from Redwood resigned from the board of directors of the Company. In doing so it is no longer considered a related party. At January 31, 2002 and 2001, the payable to Redwood totaled approximately $1,903 and $4,052, respectively. The payable at January 31, 2002 is subject to any claims, offsets or other deductions the Company may assert against Redwood. (See Note 8)


10.       Operating Leases

     Future net minimum lease payments under noncancelable operating lease agreements as of January 31, 2002 are as follows:

                  2003.................                              $  1,295
                  2004.................                                 1,266
                  2005.................                                 1,229
                  2006.................                                 1,051
                  2007.................                                   823
                  Thereafter...........                                 3,388
                                                                        -----
                  Totals...............                               $ 9,052
                                                                      =======

     The leases require the Company to pay additional taxes on the properties, certain operating costs and contingent rents based on sales in excess of stated amounts.

     Rent expense was approximately $2,089, $1,647, and $946 for the years ended January 31, 2002, 2001, and 2000, respectively. Contingent rent amounts have been immaterial for all periods.


11.       Benefit and Incentive Compensation Plans and Other

     The Company sponsors a 401(k) Savings Plan (the "Savings Plan") which covers all eligible full-time employees. Participants may elect to make pretax contributions subject to applicable limits. At its discretion, the Company may contribute additional amounts to the Savings Plan. The Company made contributions of $56, $133, and $112 to the Savings Plan for the years ended January 31, 2002, 2001 and 2000, respectively.

     The Company has certain incentive compensation  arrangements with its Chief
Executive   Officer  pursuant  to  his  employment   agreement.   The  incentive
compensation aggregates 5% of pre-tax earnings, as defined.


12.       Income Taxes

     At January 31, 2002 the Company had available net operating losses ("NOL") of approximately $38.7 million for income tax purposes, which expire in the years 2006 through 2022. Because of "ownership changes" (as defined in Section 382 of the Internal Revenue Code) occurring in previous fiscal years, the utilization of approximately $4.6 million of the net operating losses is limited to $602 per year and expires in 2006 through 2007. The remaining $34.1 million is not subject to such limitation and expires 2009 through 2022. Included in the NOL is $955 as of January 31, 2002, the benefit of the utilization of this NOL will go into additional paid in capital.

     During the years ended January 31, 2002 and 2001, the Company recorded an increase in its valuation allowance for deferred tax assets of $704 and $2.9 million, respectively, representing that portion of the deferred tax assets that cannot be reasonably determined to be recoverable from estimated earnings over the next few years.

     The income tax provision (benefit) for Federal and state income taxes in the consolidated statements of operations consists of the following:

                                                                                     January 31,
                                                                 -----------------------------------------------------
                                                                       2002               2001             2000
                                                                 ------------------ ----------------- ----------------

       Current:
       Federal..............................................          $        0         $        0        $      (48)
       State................................................                  62                 66               119
                                                                 ------------------ ----------------- ----------------
       Total current........................................                  62                 66                71
                                                                 ------------------ ----------------- ----------------

       Deferred:
       Federal..............................................                   -                  -              (838)
       State................................................                   -                  -              (336)
                                                                 ------------------ ----------------- ----------------
       Total deferred.......................................                   -                  -            (1,174)
                                                                 ------------------ ----------------- ----------------

       Total provision (benefit)............................           $      62          $      66     $      (1,103)
                                                                 ================== ================= ================


     The following summary reconciles the income tax provision at the Federal statutory rate with the actual provision (benefit):

                                                                                     January 31,
                                                                 -----------------------------------------------------
                                                                       2002               2001             2000
                                                                 ------------------ ----------------- ----------------

       Income taxes (benefit) at statutory rate.............               $ (753)          $ (2,766)        $(8,935)
       Non-deductible amortization..........................                  288                285             193
       Change in valuation allowance of deferred tax assets                   704              2,894           9,257
       State provision, net of federal income tax benefit...                 (114)              (419)         (1,906)
       Adjustment for estimate of prior year taxes..........                    -                 41             235
       Other................................................                  (63)                31              53
                                                                 ------------------ ----------------- ----------------
       Total income tax provision (benefit).................           $      62          $      66        $  (1,103)
                                                                 ================== ================= ================

The significant components of net deferred tax assets of the Company consist of the following:


                                                                             January 31,
                                                                 ------------------------------------
                                                                       2002               2001
                                                                 ------------------ -----------------

       Accrued compensation.................................        $         52    $             -
       Alternative minimum taxes............................                  96                 96
       Inventory valuation..................................                 368                441
       Litigation settlement................................                 836              2,508
       Net operating loss carryforwards.....................              16,174             12,995
       Receivable reserves..................................                 639              1,476
       Depreciation.........................................                 172                129
       Other ...............................................                 133                 99
                                                                 ------------------ -----------------
       Total net deferred tax assets........................              18,470             17,744
       Valuation allowance..................................             (12,855)           (12,151)
                                                                 ------------------ -----------------
       Total deferred tax assets............................               5,615              5,593

       Trademarks and licenses..............................              (1,828)            (1,806)
       Other deferred tax liabilities.......................                (165)              (165)
                                                                 ------------------ -----------------
       Total deferred tax liabilities.......................              (1,993)            (1,971)
                                                                 ------------------ -----------------
       Total net deferred tax assets........................         $     3,622        $     3,622
                                                                 ================== =================


13.       Segment Information

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


14.      Subsequent Events

     On April 23, 2002, the Company acquired the remaining 50% interest in Unzipped from Sweet for 3 million shares of the Company's common stock and $11 million in preferred stock. The Company is required to redeem the preferred stock in 2012. The preferred stock will pay a dividend of 8% per annum, beginning in Fiscal 2004. The acquisition will be accounted for under the purchase method of accounting for business combinations. Accordingly, the post acquisition consolidated financial statements will include the results of operations of Unzipped from the acquisition date. The purchase price will be allocated to Unzipped assets and liabilities, tangible and intangible (as determined by an independent appraiser), with the excess of the purchase price over the fair value of the net assets acquired to be recorded as goodwill.


15.      Unaudited Consolidated Financial Information

     Unaudited interim consolidated financial information for the two years ended January 31 is summarized as follows:

                                                First        Second        Third        Fourth
                                               Quarter      Quarter       Quarter      Quarter
                                            -------------------------------------------------------
                                                     (in thousands except per share data)

           Fiscal 2002

           Net sales                         $   22,652   $    30,570   $    25,325  $    17,779
           Total revenues                        23,854        31,886        26,736       18,926
           Gross profit                           7,667         8,467         8,054        4,571
           Operating income                         718         1,270           625       (4,157)
           Net income (loss)                        393           974           297       (3,945)

           Basic and diluted earnings
            (loss) per share                 $     0.02   $      0.05   $      0.02  $     (0.19)


           Fiscal 2001
           Net sales                         $   24,446   $    26,852   $    22,457  $    16,912
           Total revenues                        25,478        28,159        23,767       17,790
           Gross profit                           6,715         7,629         6,206        3,458
           Operating income                         826           263        (1,222)      (7,041)
           Net income (loss)                        465           175        (1,468)      (7,372)

           Basic and diluted earnings
            (loss) per share                 $     0.02   $      0.01   $     (0.08) $     (0.38)

     During the fourth quarter ended January 31 2002 the Company recorded certain significant expenses, as mentioned in Note 4, as follows: $383 for costs relating to financing arrangements, and $857 for the Michael Caruso shareholder lawsuit settlement, and $350 valuation reserve for the receivable to the Candie's Foundation, partially offset by $500 of loss reversal from the release of the guarantee of Unzipped bank debt. (See Note 2)

     During the fourth quarter ended January 31 2001 the Company recorded certain significant expenses, as mentioned in Note 4, as follows: $688 for termination, buyouts and severance pay for certain employment contracts, $570 for write-off of a license acquired from Caruso, $200 for warehouse consolidation and an office relocation, and $1,011 for impairment of computer software. Also in the fourth quarter of fiscal 2001, the Company changed its presentation of gross profit to include licensing income.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Candies, Inc.

     The audits referred to in our report dated April 12, 2002 (April 23, 2002 for Note 14) relating to the consolidated financial statements of Candie's, Inc. and Subsidiaries, which is contained in Item 8 of the Form 10-K included the audits of the financial statement schedule listed in the accompanying index for each of the three years in the period ended January 31, 2002. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based upon our audits.

     In our opinion the financial statement schedule presents fairly, in all material respects, the information set forth therein.





/s/: BDO Seidman, LLP
BDO Seidman, LLP



April 12, 2002
New York, New York

                 Schedule II - Valuation and Qualifying Accounts
                         Candie's, Inc. and Subsidiaries
                                 (In thousands)


                   Column A                         Column B          Column C       Column D (a)       Column E
-----------------------------------------------   --------------    -------------    -------------    -------------
                                                                     Additions
                                                   Balance at        Charged to                        Balance at
                                                  Beginning of       Costs and                           End of
Description                                          Period           Expenses        Deductions         Period
-----------------------------------------------   --------------    -------------    -------------    -------------

Reserves and allowances deducted from asset accounts:

Year ended January 31, 2002:
Accounts receivable reserves                            $3,532           $7,050            $9,404           $1,178
                                                  ==============    =============    =============    =============

Year ended January 31, 2001:
Accounts receivable reserves                             $4,822           $7,275          $ 8,565           $3,532
                                                  ==============    =============    =============    =============

Year ended January 31, 2000:
Accounts receivable reserves                             $3,529          $10,336          $ 9,043           $4,822
                                                  ==============    =============    =============    =============



Year ended January 31, 2002:
Inventory reserves                                       $ 480            $ 184             $ 225            $ 439
                                                  ==============    =============    =============    =============

Year ended January 31, 2001:
Inventory reserves                                       $1,390            $ 612          $ 1,522            $ 480
                                                  ==============    =============    =============    =============

Year ended January 31, 2000:
Inventory reserves                                       $1,684            $ 441           $  735           $1,390
                                                  ==============    =============    =============    =============




(a) Uncollectible receivables charged against the allowance provided.