Form 10-Q
period 2002-04-30
CANDIES INC
filed 2002-06-14
CIK 857737

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                      ------------------------------------

                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the Quarterly Period Ended April 30, 2002
                               --------------

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the Transition Period From ________ to ________.


                         Commission file number 0-10593
                                                --------



                                 CANDIE'S, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                      11-2481903
----------------------------------------   -------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)



    400 Columbus Avenue
        Valhalla, NY                                     10595
----------------------------------------   -------------------------------------
(Address of principal executive offices)               (Zip Code)


                                 (914) 769-8600
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                 Not Applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


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

Common Stock, $.001 Par Value -- 24,175,283 shares as of May 31, 2002

                                      INDEX

                                    FORM 10-Q

                         CANDIE'S, INC. and SUBSIDIARIES

                                                                                                      Page No.
                                                                                                     -----------

Part I.  Financial Information

Item 1.  Financial Statements - (Unaudited)

         Condensed Consolidated Balance Sheets - April 30, 2002 and January 31, 2002....................   3

         Condensed Consolidated Statements of Operations - Three Months Ended
               April 30, 2002 and 2001..................................................................   4

         Condensed Consolidated Statement of Stockholders' Equity - Three Months Ended
               April 30, 2002...........................................................................   5

         Condensed Consolidated Statements of Cash Flows - Three Months Ended
               April 30, 2002 and 2001..................................................................   6

         Notes to Condensed Consolidated Financial Statements...........................................   7


Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
               Operations...............................................................................  11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.....................................  13


Part II. Other Information..............................................................................

Item 1.  Legal Proceedings..............................................................................  14
Item 2.  Changes in Securities and Use of Proceeds .....................................................  14
Item 3.  Defaults upon Senior Securities (Not Applicable)...............................................
Item 4.  Submission of Matters to a Vote of Security Holders (Not Applicable)...........................
Item 5.  Other Information (Not Applicable).............................................................
Item 6.  Exhibits and Reports on Form 8-K...............................................................  14



Signatures   ...........................................................................................  15

                                       2

Part I.  Financial Information

Item 1. FINANCIAL STATEMENTS-(Unaudited)

Candie's, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

                                                                                    April 30,       January 31,
                                                                                      2002              2002
                                                                                   ----------        ----------
                                                                                   (Unaudited)
                                                                                 (000's omitted, except par value)
Assets

Current Assets
    Cash...............................................................           $       187       $      636
    Accounts receivable, net...........................................                 4,238            4,674
    Due from factors and accounts receivables, net.....................                18,559            5,791
    Due from affiliate.................................................                   387              565
    Inventories........................................................                16,120            8,368
    Refundable income taxes............................................                   168                -
    Deferred income taxes..............................................                 1,881            1,881
    Prepaid advertising and other......................................                   787              718
    Other current assets...............................................                   164               97
                                                                                      -------          -------
Total Current Assets...................................................                42,491           22,730

Property and equipment, at cost:
    Furniture, fixtures and equipment..................................                10,144            9,618
    Less: Accumulated depreciation and amortization....................                 5,035            4,470
                                                                                      -------          -------
                                                                                        5,109            5,148
Other assets:
    Goodwill, net......................................................                23,565            1,868
   Intangibles, net....................................................                17,790           18,158
    Deferred financing costs...........................................                   741              741
    Deferred income taxes..............................................                 1,741            1,741
    Other..............................................................                   259              284
                                                                                      -------          -------
                                                                                       44,096           22,792
                                                                                      -------          -------
Total Assets...........................................................               $91,696          $50,670
                                                                                      =======          =======

Liabilities and Stockholders' Equity

Current Liabilities:
    Revolving notes payable - banks....................................               $28,086          $12,366
    Accounts payable and accrued expenses..............................                17,960           12,672
    Current portion of long-term debt...............................                    1,225            1,225
    Losses in excess of joint venture investment.......................                     -              250
                                                                                      -------          -------
Total Current Liabilities..............................................                47,271           26,513
                                                                                      -------          -------

Long-term liabilities..................................................                   591              638

Redeemable preferred stock.............................................                11,000                -

Stockholders' Equity
     Preferred and common stock to be issued...........................                 2,000            2,000
    Preferred stock, $.01 par value - shares authorized 5,000;
         none issued and outstanding...................................                     -                -
    Common stock, $.001 par value - shares authorized 30,000;
         shares issued 23,508 at April 30, 2002 and 20,400 issued
         at January 31, 2002...........................................                    23               20
    Additional paid-in capital.........................................                66,627           58,188
    Retained earnings (deficit)........................................               (35,149)         (36,214)
   Treasury stock - at cost  - 198 shares at April 30, 2002 and
         113 shares at January 31, 2002................................                  (667)            (475)
                                                                                      -------          -------
Total Stockholders' Equity.............................................                32,834           23,519
                                                                                      -------          -------

Total Liabilities and Stockholders' Equity.............................               $91,696          $50,670
                                                                                      =======          =======

See notes to condensed consolidated financial statements.

Candie's, Inc. and Subsidiaries


Condensed Consolidated Statements of Operations
(Unaudited)

                                                                                  Three Months Ended
                                                                             -----------------------------
                                                                               April 30,      April 30,
                                                                                 2002           2001
                                                                             -------------- --------------
                                                                              (000's omitted, except per
                                                                                     share data)

Net sales............................................                             $ 24,190       $ 22,652
Licensing income......................................                               1,427          1,202
                                                                             -------------- --------------
Net revenue...........................................                              25,617         23,854
Cost of goods sold....................................                              17,587         16,187
                                                                             -------------- --------------
Gross profit..........................................                               8,030          7,667

Selling, general and administrative expenses..........                               7,062          6,884
Special charges.......................................                                  15             65
                                                                             -------------- --------------

Operating income......................................                                 953            718

Other expenses:
        Interest expense - net........................                                 277            325
        Equity income in joint venture................                               (250)              -
                                                                             -------------- --------------
                                                                                        27            325
                                                                             -------------- --------------

Income before income tax benefit......................                                 926            393

Income tax benefit....................................                               (139)              -
                                                                             -------------- --------------

Net income............................................                             $ 1,065         $  393
                                                                             ============== ==============

Earnings per share:
                              Basic...................                             $  0.05        $  0.02
                                                                             ============== ==============

                              Diluted.................                             $  0.05        $  0.02
                                                                             ============== ==============


Weighted average number of common shares outstanding:
                              Basic...................                              20,642         19,135
                                                                             ============== ==============

                              Diluted.................                              23,104         22,392
                                                                             ============== ==============




See notes to condensed consolidated financial statements.

Candie's, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)

Three Months Ended April 30, 2002
(000's omitted)

                                                                         Preferred
                                                                          & Common   Additional   Retained
                                                       Common Stock     Stock to be    Paid-In    Earnings   Treasury
                                                     Shares    Amount      Issued      Capital    (Deficit)    Stock      Total
                                               ------------------------------------------------------------------------------------
Balance at February 1, 2002                          20,400   $    20    $  2,000    $ 58,188   $ (36,214)    $ (475)  $ 23,519
Issuance of common stock to retirement plan...           35        --          --          54          --         --         54
Exercise of stock options.....................           73        --          --          98          --         --         98
Options granted to non-employees..............           --        --          --          40          --         --         40
Purchase of treasury shares...................           --        --          --          --          --       (192)      (192)
Acquisition of Unzipped Apparel, LLC..........        3,000         3          --       8,247          --         --      8,250
Net income....................................           --        --          --          --       1,065         --      1,065
                                               ------------------------------------------------------------------------------------
Balance at April 30, 2002                            23,508   $    23    $  2,000    $ 66,627   $ (35,149)    $ (667)  $ 32,834
                                               ------------------------------------------------------------------------------------








See notes to condensed consolidated financial statements.

Candie's, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                                                       Three Months Ended
                                                                                    -------------------------
                                                                                     April 30,      April 30,
                                                                                       2002           2001
                                                                                    -----------    ----------
                                                                                          (000's omitted)

OPERATING ACTIVITIES:
Net cash used in operating activities......................................         $   (5,324)   $   (3,590)
                                                                                    -----------    ----------
INVESTING ACTIVITIES:
     Purchases of property and equipment...................................               (239)         (359)
                                                                                    -----------    ----------

Net cash used in investing activities......................................               (239)         (359)
                                                                                    -----------    ----------

FINANCING ACTIVITIES:
     Proceeds from exercise of stock options...............................                  98             -
     Capital lease reduction...............................................                   -         (217)
     Revolving notes payable - bank.....................................                  5,208         3,953
     Purchase of treasury stock.........................................                  (192)         (153)
                                                                                    -----------    ----------

Net cash provided by financing activities..................................               5,114         3,583
                                                                                    -----------    ----------


DECREASE IN CASH...........................................................               (449)         (366)
Cash at beginning of period................................................                 636           366
                                                                                    -----------    ----------
Cash at end of period......................................................         $       187    $        -
                                                                                    ===========    ==========


Supplemental disclosure of cash flow information:
     Cash paid for interest................................................         $       278    $      326
                                                                                    ===========    ==========
     Common and preferred shares issued to acquire Unzipped Apparel, LLC...         $    19,250    $        -
                                                                                    ===========    ==========


See notes to condensed consolidated financial statements.

Candie's, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Unaudited)

April 30, 2002


NOTE A     BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended April 30, 2002 are not necessarily indicative of the results that may be expected for a full fiscal year.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 2002.

NOTE B     FINANCING AGREEMENTS

On January 23, 2002, the Company entered into a three-year $20 million credit facility ("the Credit Facility") with CIT Commercial Services ("CIT") replacing its arrangement with Rosenthal & Rosenthal, Inc ("Rosenthal"). Borrowings under the Credit Facility are formula based and include a $5 million over advance provision with interest at 1.00% above the prime rate. Subsequent to April 30, 2002, the Company agreed to amend the Credit Facility to increase the over advance provision to $7 million and include certain retail inventory in the availability formula. Borrowing under the amended Credit Facility will bear interest at 1.5% above the prime rate.

At April 30, 2002, borrowings totaled $28.1 million at an average interest rate of 5.38%

See Note E of the Notes to the Condensed Consolidated Financial Statements regarding the financing agreement of Unzipped Apparel, LLC.

NOTE C     EARNINGS PER SHARE

Basic earnings per share includes no dilution and is computed by dividing earnings attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options, warrants and convertible preferred stock.

The following is a reconciliation of the shares used in calculating basic and diluted earnings per share:

                                                                                     April 30,
                                                                             -------------------------
                                                                                  2002            2001
                                                                             -------------------------
                                                                                   (000's omitted)

Basic...................................................................          20,642        19,135
Effect of assumed conversions of employee stock options.................           1,630           886
Effect of assumed conversions of preferred stock........................             832         2,371
                                                                             -------------------------
Denominator for diluted earnings per share..............................          23,104        22,392
                                                                             =========================


NOTE D     COMMITMENTS AND CONTINGENCIES


On August 4, 1999, the staff of the SEC advised the Company that it had commenced a formal investigation into the actions of the Company and others in connection with, among other things, certain accounting issues concerning the restatement of certain of the Company's financial statements in prior years.

In January 2002, Redwood, one of the Company's former buying agents and a supplier of footwear to the Company, filed a Complaint in the United States District Court for the Southern District of New York, alleging that the Company breached various contractual obligations to Redwood and seeking to recover damages in excess of $20 million and its litigation costs. The Company has filed a motion to dismiss the Complaint based upon Redwood's failure to state a claim, in response to which Redwood has filed an amended complaint, which the Company has moved to dismiss. In the event that some or all of the amended Complaint survives the motion to dismiss, the Company intends to vigorously defend this lawsuit and to file counterclaims.

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

NOTE E     UNZIPPED APPAREL, LLC

Equity Investment:

On October 7, 1998, the Company formed Unzipped Apparel, LLC ("Unzipped") with a joint venture partner Sweet Sportswear LLC ("Sweet"), the purpose of which was to market and distribute apparel under the BONGO label. The Company and Sweet each had a 50% interest in Unzipped. Pursuant to the terms of the joint venture, the Company licensed the BONGO trademark to Unzipped for use in the design, manufacture and sale of certain designated apparel products. At January 31, 2002 and 2001, the Company believed that Unzipped was in breach of certain provisions of the agreements among the parties, and notified Unzipped that the Company did not intend to contribute any additional capital or otherwise support the joint venture. Accordingly, as of January 31, 2001, the Company recorded $750,000 as its maximum liability to Unzipped, consisting primarily of a guarantee of bank debt, and suspended booking its share of Unzipped losses beyond its liability. During the fourth quarter of fiscal 2002, the Company reduced its liability by $500,000 with the termination of the guarantee of the bank debt. During the quarter ended April 30, 2002, the Company reduced the remaining $250,000 in connection with the acquisition of Unzipped (see below).

In addition, the terms of the operating agreement of Unzipped required the Company to purchase from Sweet on January 31, 2003, its entire interest in Unzipped at an aggregate purchase price equal to 50% of 7.5 times EBITDA of Unzipped for the fiscal year commencing on February 1, 2002 and ending January 31, 2003.

The Company was entitled to receive an advertising royalty from Unzipped equal to 3% of Unzipped's net sales. Included in licensing income is $414,000 and $280,000 of such royalties for the period ended April 30, 2002 and 2001, respectively.

Acquisition:

On April 23, 2002, the Company, through a subsidiary, acquired Sweet's 50% interest in Unzipped for 3 million shares of the Company's common stock and an additional $11 million which is expected to be in the form of an 8% senior preferred stock which the Company will be required to redeem in 2012. The Company may issue a subordinated debt in lieu of the redeemable preferred stock, subject to the approval of Sweet. The acquisition was recorded as of April 30, 2002. Accordingly the operations of Unzipped will be reflected beginning May 1, 2002.


The following table shows the value of assets and liabilities recorded for the purchase of Unzipped, adjusted to reflect changes in fair value of assets and liabilities and purchase accounting liabilities:

                                                        (000's omitted)

   Cash                                                       $    (15)
   Accounts receivable, net                                         593
   Due from factors and accounts receivable, net                  7,926
   Inventories                                                    7,485
   Prepaid advertising and other                                     61
   Property and equipment, net                                      156
   Other assets                                                      11
                                                              ---------
         Total assets acquired                                   16,217

   Revolving notes payable - banks                               10,512
   Accounts payable and accrued expenses                          8,152
                                                              ---------
         Total liabilities assumed                               18,664
                                                              ---------
         Net assets acquired                                  $ (2,447)
                                                              =========

The excess purchase price over net assets acquired of $21.7 million has been recorded as goodwill. The Company is in the process of obtaining a third party valuation of certain intangible assets; thus the allocation of the purchases price is subject to change.

The following unaudited pro-forma information presents a summary of the Company's consolidated results of operations as if the Unzipped acquisition and its related financing had occurred on February 1, 2001. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on February 1, 2001, or which may result in the future.


Three months ended April 30,                                       2002             2001
                                                         ---------------------------------
                                                         (000's omitted, except per share)
Total net revenues                                              $38,760          $32,805
Operating income                                                 $1,605           $1,065
Net income                                                         $996             $202
Basic earnings per common share                                   $0.04            $0.01
Diluted earnings per common share                                 $0.04            $0.01


Revolving Credit Agreement:

Unzipped has a credit facility with Congress Financial Corporation ("Congress"). Under the facility as amended, Unzipped may borrow up to $15 million under revolving loans until September 30, 2002. Borrowings are limited by advance rates against eligible accounts receivable and inventory balances, as defined. Under the facility, Unzipped may also arrange for letters of credit. The borrowings bear interest at the lender's prime rate or at a rate of 2.25% per annum in excess of the Eurodollar rate.

Borrowings under the facility are secured by substantially all of the assets of Unzipped and are guaranteed by the Chairman/Manager of Unzipped and his family trust, with such guarantee being limited to $500,000. The Company has agreed to cause the guarantee of the Chairman/Manager and his family trust to be released on or before February 1, 2003.

At April 30, 2002, borrowings totaled $10.5 million and approximately $400,000 of additional funds were available to be borrowed under the revolving credit agreement.

The facility requires Unzipped to be in compliance with certain financial and nonfinancial covenants. At January 31, 2002, Unzipped was required to have a minimum members' equity balance of $750,000. Unzipped obtained an amendment to the facility dated March 15, 2002, under which the minimum members' equity balance was waived for the period from November 1, 2001 through February 28, 2002. In consideration for the amendment, Azteca Production International, Inc.("Azteca"), a company that shares common ownership with Sweet, agreed to increase the amount of a subordinated loan that Azteca previously made to Unzipped from $3.5 million to $5 million.

In connection with its acquisition of the remaining interest in Unzipped, the Company agreed that on or before February 1, 2003, it will pay any amount remaining due under the subordinated loan made to Unzipped by Azteca.

Related Party Transactions:

Unzipped has a supply agreement with Azteca for the development, manufacturing, and supply of certain products bearing the Bongo trademark for the exclusive use by Unzipped. As consideration for the development of the products, Unzipped pays Azteca pursuant to a separate pricing schedule. The supply agreement was consummated upon Unzipped's formation and originally extended through January 31, 2003. In connection with the acquisition, the Company agreed to renew its supply agreement with Azteca for a three year period, the details of which are not yet finalized.

Azteca also allocates expenses to Unzipped for Unzipped's use of a portion of Azteca's office space, design and production team and support personnel.

In connection with the acquisition, the Company agreed to enter into a three-year management agreement with Sweet or its designee that provides for Sweet or its designee to manage the operations of Unzipped in return for a management fee which is based upon certain specified percentages of net income that Unzipped achieves during the three-year term.

Unzipped has a distribution agreement with Apparel Distribution Services (ADS), an entity that shares common ownership with Sweet. The agreement provides for a $0.35 per unit fee for warehousing and distribution functions and $0.15 per unit fee for processing and invoicing orders. The agreement also provides for reimbursement for certain operating costs incurred by ADS and charges for special handling fees at hourly rates approved by management. These rates can be adjusted annually by the parties to reflect changes in economic factors. The distribution agreement was consummated upon Unzipped's formation and extends through December 31, 2002. In connection with the acquisition, the Company agreed to cause Unzipped to renew its distribution agreement with ADS for a three-year period, the details of which are not yet finalized.

Unzipped occupies office space in a building rented by ADS and Commerce Clothing Company, LLC (Commerce), a related party to Azteca.

Amounts due to related parties at April 30, 2002 and included in accounts payable and accrued expenses, consist of the following:

          Azteca                           $      3,028,000
          ADS                                     4,664,000
          Commerce                                   93,000
                                          -------------------
                                           $      7,785,000
                                          ===================


NOTE F     INCOME TAX BENEFIT

The income tax benefit of $139,000 in the quarter ended April 30, 2002 resulted from a change in the tax law during the period which permitted the Company to recover income taxes paid in prior years.


NOTE G     RECENT ACCOUNTING STANDARDS

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets," which changes the accounting for goodwill from an amortization method to an impairment-only approach. The amortization of goodwill totaled $36 in the quarter ended April 30, 2001. Under SFAS No. 142, beginning on February 1, 2002, amortization of goodwill ceased.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121 and the accounting and reporting provisions of APB Opinion No. 30 for a disposal of a segment of a business. SFAS No. 144 is effective for the fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company adopted SFAS No. 144 as of February 1, 2002, and the adoption of the Statement did not have a significant impact on the Company's financial position and results of operations.

In November 2001, the FASB Emerging Issues Task Force released Issue 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)." The scope of Issue 01-9 includes vendor consideration to any purchasers of the vendor's products at any point along the distribution chain, regardless of whether the purchaser receiving the consideration is a direct customer of the vendor. Issue 01-9 was adopted in the first quarter of fiscal 2002. The effect was not material.

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


Results of Operations

For the three Months ended April 30,2002

Revenues. Net revenues increased by $1.7 million to $25.6 million from $23.9 million in the comparable period of the prior year. The revenue increase resulted primarily from increases in sales in Candie's women's footwear, the Company's private label men's division, retail store sales and licensing income, partially offset by sales decreases in the Company's international division and private label women's division. Retail store sales increased $500,000 to $2.1 million, resulted primarily from four new stores, as compared to $1.6 million in the first quarter of the prior year. Licensing income increased $225,000 to $1.4 million as compared to $1.2 million in the comparable quarter of the prior year.

Gross Profit. Gross profit increased by $363,000 to $8.0 million as compared to $7.7 million in the comparable quarter of the prior year. Gross profit margins decreased, as a percentage of net revenues, by 0.8% to 31.3% as compared to 32.1% in the first quarter of the prior year. The decrease is primarily attributable to a higher level of clearance activity in the period compared to the year-ago quarter.

Operating Expenses. Operating expenses (including special charges) increased by $128,000 to $7.1 million from $6.9 million in the prior year quarter. The increase is due to the incremental costs associated with the opening of new retail stores. As a percentage of net revenues, operating expenses (including special charges) were 27.6%, as compared to 29.1% in the prior year quarter.

Interest Expense. Interest expense decreased by $48,000 to $277,000 from $325,000 in the prior year quarter. The decrease resulted from lower average interest rates, partially offset by higher average borrowings, as compared with the comparable period of prior year.

Equity Income in Joint  Venture.  During the quarter  ended April 30, 2002,  the
Company reduced the remaining $250,000 liability in connection with the acquisition of Unzipped. See Note E of Notes to Condensed Consolidated Financial Statements.

Income Tax Benefit. In the quarter ended April 30, 2002, the Company recorded $139,000 of income tax benefit resulting from the utilization of net operating losses to recover previously recorded minimum statutory taxes. No tax expense was recorded for the current and prior year quarter, due to a reduction in the valuation reserve, which offset the income tax provision.

Net Income. The Company recorded net income of $1.1 million compared to $393,000 in the comparable quarter of prior year.

Liquidity and Capital Resources


Working Capital.

At April 30, 2002, the current ratio of assets to liabilities was .90 to 1 as compared to .86 to 1 for the prior fiscal year.

The  Company  continues  to rely upon  trade  credit,  revenues  generated  from operations, especially private label and licensing activity, as well as borrowings from under its revolving loan to finance its operations. Net cash used in operating activities totaled $5.3 million, compared to cash used of $3.6 million in the prior year quarter. The increase in cash used in operating activities resulted primarily from an increase in factoring and trade receivables.

In addition to the above, the Company continues to pursue other long term capital financing alternatives including, but not limited, debt collateralized by its intellectual property. The Company has incurred certain costs (primarily professional fees), in connection with this financing that are included in deferred financing costs. These costs have been deferred and will be amortized over the life of the debt. If the debt does not close, these costs will be written-off.

Capital Expenditures.

Capital expenditures for the period ended April 30, 2002 were $190,000, compared to $359,000 for the three months ended April 30, 2001. The Company has forecasted additional capital expenditures of approximately $2 million in Fiscal 2003. The Company believes that it will be able to fund these anticipated expenditures primarily with cash from borrowings under its Credit Facility.

Current Revolving Credit Facilities.

On January 23, 2002, the Company entered into a three-year $20 million credit facility ("the Credit Facility") with CIT Commercial Services ("CIT") replacing its arrangement with Rosenthal & Rosenthal, Inc ("Rosenthal"). Borrowings under the Credit Facility are formula based and include a $5 million over advance provision with interest at 1.00% above the prime rate. Subsequent to April 30, 2002, the Company agreed to amend the Credit Facility to increase the over advance provision to $7 million and include certain retail inventory in the availability formula. Borrowing under the amended Credit Facility will bear interest at 1.5% above the prime rate.

Unzipped has a credit facility with Congress Financial Corporation which expires on September 30, 2002. Under the facility as amended, Unzipped may borrow up to $15 million under revolving loans. Borrowings are limited by advance rates against eligible accounts receivable and inventory balances, as defined. Under the facility, Unzipped may also arrange for letters of credit. The borrowings bear interest at the lender's prime rate or at a rate of 2.25% per annum in excess of the Eurodollar rate.

The Company expects to complete a long term capital financing arrangement (see above) prior to the expiration of the Unzipped facility.

Other Borrowing Arrangements

In May 1999, the Company entered into a $3.5 million master lease and loan agreement with OneSource Financial Corp. The agreement requires the Company to collateralize property and equipment of $1.9 million with the remaining balance considered to be an unsecured loan. The term of the agreement is four years at an effective annual interest rate of 10.48%. The outstanding loan balance as of April 30, 2002 was $1.3 million. The quarterly payment on the loan is $260,000, including interest.

Other

In connection with its acquisition of Unzipped (See Note E of the Notes to Condensed Consolidated Financial Statements), the Company has agreed that on or before February 1, 2003, it will pay Azteca for all receivables due from Unzipped for purchases of product that are more than 30 days past due and any amount remaining under the subordinated loan between Unzipped and Azteca. As of April 30, 2002, these amounts aggregated $3.0 million.



Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company limits exposure to foreign currency fluctuations in most of its purchase commitments through provisions that require vendor payments in United States dollars. The Company's earnings may also be affected by changes in short-term interest rates as a result of borrowings under its line of credit facility.

PART II.  Other Information

Item 1.  Legal Proceedings

On August 4, 1999, the staff of the SEC advised the Company that it had commenced a formal investigation into the actions of the Company and others in connection with, among other things, certain accounting issues concerning the restatement of certain of the Company's financial statements in prior years.

In January 2002, Redwood, one of the Company's former buying agents and a supplier of footwear to the Company, filed a Complaint in the United States District Court for the Southern District of New York, alleging that the Company breached various contractual obligations to Redwood and seeking to recover damages in excess of $20 million and its litigation costs. The Company has filed a motion to dismiss the Complaint based upon Redwood's failure to state a claim, in response to which Redwood has filed an amended complaint, which the Company has moved to dismiss. In the event that some or all of the amended Complaint survives the motion to dismiss, the Company intends to vigorously defend this lawsuit and to file counterclaims.

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


Item 2.  Changes in Securities and Use of Proceeds.

During the three months ended April 30, 2002, the Company granted certain of its employees and directors, pursuant to a stock option plan, 10-year non-qualified stock options to purchase a total of 610,000 shares of its common stock at prices ranging from $2.17 to $2.75 per share (an average of $2.74 per share). The options were granted in private transactions pursuant to the exemption from registration under Sections 2(a) (3) and 4(2) of the Securities Act of 1933. Effective on April 23, 2002, the Company issued 3 million shares of its common stock to Sweet in connection with the acquisition of Unzipped pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933.


Item 6.  Exhibits and Reports on Form 8-K

A. Exhibit 10.1- 2002 Stock Option Plan of Candie's, Inc (incorporated herein by reference to Exhibit A to the Company's Proxy Statement dated May 28, 2002 contained in the Company's Schedule 14A filed with the SEC on May 29,
     2002)
B.   Reports on Form 8-K - None

Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                CANDIE'S, INC.
                                ------------------------------------------------
                                (Registrant)


Date     June 14, 2002          /s/ Neil Cole
         -------------------    ------------------------------------------------
                                Neil Cole
                                Chairman of the Board, President
                                And Chief Executive Officer
                                (on Behalf of the Registrant)

Date     June 14, 2002          /s/ Richard Danderline
         -------------------    ------------------------------------------------
                                Richard Danderline
                                Executive Vice President, Finance and Operations
                                Principal Financial and Accounting Officer