Form 10-Q
period 2002-07-31
CANDIES INC
filed 2002-09-16
CIK 857737

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                      ------------------------------------

                                    FORM 10-Q





[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the Quarterly Period Ended July 31, 2002
                                   -------------

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

Common Stock, $.001 Par Value -- 24,945,544 shares as of August 29, 2002

                                      INDEX

                                    FORM 10-Q

                         CANDIE'S, INC. and SUBSIDIARIES

                                                                                                      Page No.
                                                                                                     -----------
Part I.  Financial Information

Item 1.  Financial Statements - (Unaudited)

     Condensed Consolidated Balance Sheets - July 31, 2002 and January 31, 2002.........................   2

     Condensed Consolidated Statements of Income - Three and Six Months
     Ended July 31, 2002 and 2001.......................................................................   3

     Condensed Consolidated Statement of Stockholders' Equity - Six Months Ended
     July 31, 2002......................................................................................   4

     Condensed Consolidated Statements of Cash Flows - Six Months Ended July 31,
     2002 and 2001......................................................................................   5

     Notes to Condensed Consolidated Financial Statements...............................................   6


Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations  ...................................................................................  11


Item 3.  Quantitative and Qualitative Disclosures about Market Risk (not applicable)....................  14

Item 4.  Internal Controls and Procedures (not applicable)..............................................  14


Part II. Other Information

Item 1.  Legal Proceedings..............................................................................  15
Item 2.  Changes in Securities and Use of Proceeds .....................................................  15
Item 3.  Defaults upon Senior Securities (Not Applicable)...............................................
Item 4.  Submission of Matters to a Vote of Security Holders ...........................................  15
Item 5.  Other Information (Not Applicable).............................................................
Item 6.  Exhibits and Reports on Form 8-K...............................................................  16


Signatures   ...........................................................................................  17

Certifications of Principal Executive Officer and Principal Financial Officer...........................  18

Exhibit index...........................................................................................  20


Part I. Financial Information
Item 1. FINANCIAL STATEMENTS-(Unaudited)

Candie's, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

                                                                                     July 31,        January 31,
                                                                                      2002              2002
                                                                                   ----------        ----------

                                                                                   (Unaudited)
Assets                                                                           (000's omitted, except par value)

Current Assets
    Cash...............................................................           $       258       $      636
    Accounts receivable, net...........................................                 9,149            4,674
    Due from factors, net..............................................                26,356            5,791
    Due from affiliate.................................................                   444              565
    Inventories........................................................                18,821            8,368
    Refundable income taxes............................................                   168                -
    Deferred income taxes..............................................                 1,881            1,881
    Prepaid advertising and other......................................                 1,835              718
    Other current assets...............................................                   125               97
                                                                                      -------          -------
Total Current Assets...................................................                59,037           22,730

Property and equipment, at cost:
    Furniture, fixtures and equipment..................................                10,777            9,618
    Less: Accumulated depreciation and amortization....................                 5,326            4,470
                                                                                      -------          -------
                                                                                        5,451            5,148
Other assets:
    Goodwill, net......................................................                23,641            1,868
   Intangibles, net....................................................                19,767           18,158
    Deferred financing costs...........................................                   777              741
    Deferred income taxes..............................................                 1,741            1,741
    Other..............................................................                   259              284
                                                                                      -------          -------
                                                                                       46,185           22,792
                                                                                      -------          -------
Total Assets...........................................................              $110,673         $ 50,670
                                                                                      =======          =======

Liabilities and Stockholders' Equity

Current Liabilities:
    Revolving notes payable - banks....................................              $ 17,268        $  12,366
    Accounts payable and accrued expenses..............................                27,487           12,672
    Current portion of long-term debt...............................                    4,265            1,225
    Losses in excess of joint venture investment.......................                     -              250
                                                                                      -------          -------
Total Current Liabilities..............................................                49,020           26,513
                                                                                      -------          -------

Long-term liabilities..................................................                   465              638
Long-term debt.........................................................                12,763                -
Dividend payable.......................................................                   200                -
Redeemable preferred stock.............................................                11,000                -

Stockholders' Equity
    Preferred and common stock to be issued...........................                  2,000            2,000
    Preferred stock, $.01 par value - shares authorized 5,000;
         none issued and outstanding...................................                     -                -
    Common stock, $.001 par value - shares authorized 30,000;
         shares issued 24,295 at July 31, 2002 and 20,400 issued
         at January 31, 2002...........................................                    24               20
    Additional paid-in capital.........................................                67,706           58,188
    Retained earnings (deficit)........................................               (31,838)         (36,214)
   Treasury stock - at cost  - 198 shares at July 31, 2002 and
         113 shares at January 31, 2002................................                  (667)            (475)
                                                                                      -------          -------
Total Stockholders' Equity.............................................                37,225           23,519
                                                                                      -------          -------

Total Liabilities and Stockholders' Equity.............................              $110,673         $ 50,670
                                                                                      =======          =======
See notes to condensed consolidated financial statements.

Candie's, Inc. and Subsidiaries


Condensed Consolidated Statements of Income
(Unaudited)

                                                          Three Months Ended                       Six Months Ended
                                                               July 31,                                July 31,
                                                 ------------------ -------------------  ------------------ -------------------
                                                            2002               2001                 2002               2001
                                                                    (000's omitted, except per share data)

Net sales......................................    $      48,218      $      30,570        $      72,408      $      53,222
Licensing income...............................            1,345              1,316                2,772              2,518
                                                 ------------------ -------------------  ------------------ -------------------
Net revenues...................................           49,563             31,886               75,180             55,740
Cost of goods sold.............................           35,568             22,755               52,492             38,300
                                                 ------------------ -------------------  ------------------ -------------------

Gross profit...................................           13,995              9,131               22,688             17,440

Operating expenses:

Selling, general and administrative expenses...            9,898              7,683               17,623             15,209
Special charges................................               78                178                   93                243
                                                 ------------------ -------------------  ------------------ -------------------
                                                           9,976              7,861               17,716             15,452
                                                 ------------------ -------------------  ------------------ -------------------

Operating income...............................            4,019              1,270                4,972              1,988

Other expenses:

Interest expense...............................              508                296                  785                621
Equity income in joint venture.................                -                  -                 (250)                 -
                                                 ------------------ -------------------  ------------------ -------------------

                                                             508                296                  535                621
                                                 ------------------ -------------------  ------------------ -------------------
Income before income taxes.....................            3,511                974                4,437              1,367

Income tax benefit.............................                -                  -                 (139)                 -
                                                 ------------------ -------------------  ------------------ -------------------
Net income.....................................            3,511                974                4,576              1,367

Dividends on preferred stock...................              200                  -                  200                  -
                                                 ------------------ -------------------  ------------------ -------------------

Income available to common stockholders........    $       3,311      $         974        $       4,376      $       1,367
                                                 ================== ===================  ================== ===================


Earnings per common share:
     Basic.....................................    $         0.14     $         0.05       $         0.20     $         0.07
                                                 ================== ===================  ================== ===================

     Diluted...................................    $         0.12     $         0.04       $         0.17     $         0.06
                                                 ================== ===================  ================== ===================

Weighted average number of common shares outstanding:

     Basic.....................................            24,176             19,169               22,438             19,153
                                                 ================== ===================  ================== ===================

     Diluted...................................            27,835             22,327               25,499             22,405
                                                 ================== ===================  ================== ===================

See notes to condensed consolidated financial statements.

Candie's, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)

Six Months Ended July 31, 2002
(000's omitted)

                                                                   Preferred
                                                                    & Common   Additional   Retained
                                                 Common Stock     Stock to be    Paid-In    Earnings   Treasury
                                               Shares    Amount      Issued      Capital    (Deficit)    Stock      Total
                                             ----------------------------------------------------------------------------------
Balance at February 1, 2002                    20,400 $      20    $  2,000     $ 58,188  $(36,214)    $ (475)   $ 23,519
Issuance of common stock to retirement plan        35        --          --           54         --         --         54
Exercise of stock options.................        842         1          --        1,119         --         --      1,120
Shares granted to board members...........         18        --          --           40         --         --         40
Options granted to non-employees..........         --        --          --           58         --         --         58
Purchase of treasury shares...............         --        --          --           --         --      (192)      (192)
Acquisition of Unzipped Apparel, LLC......      3,000         3          --        8,247         --         --      8,250
Dividends on preferred stock .............         --        --          --           --      (200)         --      (200)
Net income................................         --        --          --           --      4,576         --      4,576
                                             ----------------------------------------------------------------------------------
Balance at July 31, 2002                       24,295 $      24    $  2,000     $ 67,706  $(31,838)    $ (667)   $ 37,225
                                             ==================================================================================




See notes to condensed consolidated financial statements.

Candie's, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                                                       Six Months Ended
                                                                                 ---------------------------
                                                                                     July 31,       July 31,
                                                                                       2002           2001
                                                                                 ---------------------------
                                                                                         (000's omitted)

OPERATING ACTIVITIES:
Net cash provided (used) in operating activities...........................       $ (10,472)    $  (3,992)
                                                                                 ---------------------------

INVESTING ACTIVITIES:
     Purchases of property and equipment...................................            (948)         (663)
                                                                                 ---------------------------
Net cash used in investing activities......................................            (948)         (663)
                                                                                 ---------------------------

FINANCING ACTIVITIES:
     Proceeds from exercise of stock options and warrants..................           1,120           355
     Purchase of treasury stock............................................            (192)         (201)
     Capital lease reduction...............................................            (474)         (438)
     Debt payable..........................................................          10,588         5,409
                                                                                 ---------------------------
Net cash provided by financing activities..................................          11,042         5,125
                                                                                 ---------------------------

INCREASE IN CASH...........................................................            (378)           470
Cash at beginning of period................................................             636           366
                                                                                 ---------------------------

Cash at end of period......................................................       $     258     $     836
                                                                                 ===========================


Supplemental disclosure of cash flow information:
Cash paid for interest.....................................................       $   1,097     $     622
                                                                                 ===========================


Supplemental disclosure of cash flow information:
     Cash paid for interest................................................       $     508     $     296
                                                                                 ===========================

     Value of common and preferred shares issued
         to acquire Unzipped Apparel, LLC..................................       $  19,250     $       -
                                                                                 ===========================






See notes to condensed consolidated financial statements.

Candie's, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

July 31, 2002



NOTE A     BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended July 31, 2002 are not necessarily indicative of the results that may be expected for a full fiscal year.

Certain reclassifications have been made to conform prior year data with the current presentation. Warehousing and distribution costs of $664,000 for the three months ended July 31, 2001, and $1.3 million for the six months ended July 31, 2001, have been included in SG&A expenses in the consolidated statements of income. The Company had previously included such expenses in cost of goods sold.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 2002.


NOTE B     REVENUE RECOGNITION

Wholesale revenues are recognized upon the shipment of products to the customers FOB shipping point. Allowances for chargebacks, returns and other charges are recorded at the sales date based on customer specific projections as well as historical rates of such allowances. Retail revenues are recognized at the "point of sales," which occur when merchandise is sold "over the counter" in retail stores.



NOTE C     FINANCING AGREEMENTS

On January 23, 2002, the Company entered into a three-year $20 million credit facility ("the Credit Facility") with CIT Commercial Services ("CIT") replacing its arrangement with Rosenthal & Rosenthal, Inc ("Rosenthal"). Borrowings under the Credit Facility are formula based and include a $5 million over advance provision with interest at 1.00% above the prime rate. In June 2002, the Company agreed to amend the Credit Facility to increase the over advance provision to $7 million and include certain retail inventory in the availability formula.
Borrowings under the amended Credit Facility bear interest at 1.5% above the prime rate. In August 2002, $16.2 million from the net proceeds from a private placement of asset backed notes were used to reduce amounts due under this Credit Facility. Concurrently with this payment the Credit Facility was further amended to eliminate the over advance provision along with certain changes in the availability formula. See Note I of the Notes to the Condensed Consolidated Financial Statements.

See Note F of the Notes to the Condensed Consolidated Financial Statements regarding the financing agreement of Unzipped Apparel, LLC.

At July 31, 2002, borrowings totaled $34.3 million at an average interest rate of 5.38%


NOTE D     EARNINGS PER SHARE

Basic earnings per share includes no dilution and is computed by dividing earnings attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects, in periods in which they have a dilutive effect, the effect of common shares issuable upon the conversion of preferred stock to be issued and the exercise of stock options and warrants.

The following is a reconciliation of the shares used in calculating basic and diluted earnings per share:

                                                                   Three Months Ended July 31,   Six Months Ended July 31,
                                                                  ----------------------------  --------------------------
                                                                        2002          2001              2002        2001
                                                                  ----------------------------  --------------------------
                                                                                        (000's omitted)

Basic ..........................................................          24,176       19,169         22,438      19,153
Effect of assumed conversions of employee stock options.........           2,985        1,595          2,308       1,239
Effect of assumed conversions of preferred stock to be issued...             674        1,563            753       2,013
                                                                  ----------------------------  --------------------------
Diluted ........................................................          27,835       22,327         25,499      22,405
                                                                  ============================  ==========================


NOTE E     COMMITMENTS AND CONTINGENCIES

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

The Company is a defendant in an action brought by Bank One Leasing Corp. in the Franklin County Court of Common Pleas (Ohio) to recover on an accelerated basis certain capitalized lease payments which otherwise would have been due in various installments through April 2003 and is classified as current liabilities on the Company's July 2002 balance sheet. The Company does not believe that this action will have a material adverse effect on its business, operations or financial condition.

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

NOTE F     INVESTMENT IN JOINT VENTURE

Equity Investment:

On October 7, 1998, the Company formed Unzipped Apparel, LLC ("Unzipped") with joint venture partner Sweet Sportswear LLC ("Sweet"), the purpose of which was to market and distribute apparel under the BONGO label. The Company and Sweet each had a 50% interest in Unzipped. Pursuant to the terms of the joint venture, the Company licensed the BONGO trademark to Unzipped for use in the design, manufacture and sale of certain designated apparel products. At January 31, 2002 and 2001, the Company believed that Unzipped was in breach of certain provisions of the agreements among the parties, and notified Unzipped that the Company did not intend to contribute any additional capital or otherwise support the joint venture. Accordingly, as of January 31, 2001, the Company recorded $750,000 as its maximum liability to Unzipped, consisting primarily of a guarantee of bank debt, and suspended booking its share of Unzipped losses beyond its liability. During the fourth quarter of fiscal 2002, the Company reduced its liability by $500,000 with the termination of the guarantee of the bank debt. During the quarter ended April 30, 2002, the Company reduced the remaining $250,000 in connection with the acquisition of Unzipped (see below).

The Company was entitled to receive an advertising royalty from Unzipped equal to 3% of Unzipped's net sales prior to the acquisition. Included in royalty income is $414,000 and $626,000 of such royalties for the six months ended July 31, 2002 and 2001, respectively.

Acquisition:

On April 23, 2002, the Company, through a subsidiary, acquired Sweet's 50% interest in Unzipped for $19.3 million payable in the form of 3 million shares of the Company's common stock at a price of $2.75 per share, totaling $8.3 million, and an additional $11 million obligation to be evidenced by an 8% senior preferred stock which the Company will be required to redeem in 2012. The Company may issue subordinated debt in lieu of the redeemable preferred stock, subject to the approval of Sweet. The acquisition was recorded as of April 30, 2002. Accordingly the operations of Unzipped have been included beginning May 1, 2002.

The following table shows the value of assets and liabilities recorded for the purchase of Unzipped, adjusted to reflect changes in fair value of assets and liabilities and purchase accounting liabilities:

                                                        (000's omitted)

   Accounts receivable, net                                   $     593
   Due from factors and accounts receivable, net                  7,509
   Inventories                                                    5,485
   Prepaid advertising and other                                     61
   Property and equipment                                           156
   Other assets                                                      11
                                                              ---------
         Total assets acquired                                   13,815

   Revolving notes payable - banks                               10,512
   Accounts payable and accrued expenses                          8,167
                                                              ---------
         Total liabilities assumed                               18,679
                                                              ---------
         Net assets acquired                                  $ (4,864)
                                                              =========

The excess purchase price over net assets acquired of $21.8 million has been recorded as goodwill and $2.4 million as other intangible assets. The Company is in the process of obtaining a third party valuation of certain intangible assets; thus the allocation of the purchases price is subject to change.

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


                                                                  Three months ended              Six months ended
                                                                        July 31,                        July 31,
                                                                   2002         2001             2002              2001
                                                     ----------------------------------------------------------------------
                                                            (000's omitted, except per share)

Total net revenues                                              $49,563          $43,263          $87,873          $76,068
Operating income                                                 $4,019           $2,775           $5,038           $3,690
Net income                                                       $3,511           $2,455           $3,921           $2,507
Basic earnings per common share                                   $0.15            $0.11            $0.17            $0.11
Diluted earnings per common share                                 $0.13            $0.10            $0.15            $0.10

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

Borrowings under the facility are secured by substantially all of the assets of Unzipped and are guaranteed by the former Chairman/Manager of Unzipped who is also a director of the Company and his family trust, with such guarantee being limited to $500,000. The Company has agreed to cause the guarantee of the Chairman/Manager and his family trust to be released on or before February 1, 2003.

At July 31, 2002, borrowings totaled $15.0 million and approximately $29,000 of additional funds were available to be borrowed under the revolving credit agreement.

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

Related Party Transactions:

Unzipped has a supply agreement with Azteca for the development, manufacturing, and supply of certain products bearing the Bongo trademark for the exclusive use by Unzipped. As consideration for the development of the products, Unzipped pays Azteca pursuant to a separate pricing schedule. For the three months ended July 31, 2002, Unzipped purchased $16.3 million of products from Azteca. The supply agreement was consummated upon Unzipped's formation and originally extended through January 31, 2003. In connection with the acquisition, the Company agreed to renew its supply agreement with Azteca for a three year period, the details of which are not yet finalized.

Azteca also allocates expenses to Unzipped for Unzipped's use of a portion of Azteca's office space, design and production team and support personnel. For the three months ended July 31, 2002, Unzipped incurred $118,242 of such allocated expenses.

In connection with the acquisition, the Company agreed to enter into a three-year management agreement with Sweet or its designee that provides for Sweet or its designee to manage the operations of Unzipped in return for a management fee which is based upon certain specified percentages of net income that Unzipped achieves during the three-year term, the details of which are not yet finalized.

Unzipped has a distribution agreement with Apparel Distribution Services (ADS), an entity that shares common ownership with Sweet. The agreement provides for a $0.35 per unit fee for warehousing and distribution functions and $0.15 per unit fee for processing and invoicing orders. For the three months ended July 31, 2002, Unzipped incurred $993,707 for such services. The agreement also provides for reimbursement for certain operating costs incurred by ADS and charges for special handling fees at hourly rates approved by management. These rates can be adjusted annually by the parties to reflect changes in economic factors. The distribution agreement was consummated upon Unzipped's formation and extends through December 31, 2002. In connection with the acquisition, the Company agreed to cause Unzipped to renew its distribution agreement with ADS for a three-year period, the details of which are not yet finalized.

Unzipped occupies office space in a building rented by ADS and Commerce Clothing Company, LLC (Commerce), a related party to Azteca.

Amounts due to related parties at July 31, 2002 and included in accounts payable and accrued expenses, consist of the following:

          Azteca                           $      4,362,000
          ADS                                     3,305,000
          Commerce                                    8,000
                                          -------------------
                                           $      7,675,000
                                          ===================


NOTE G     SEGMENT INFORMATION

The Company identifies operating segments based on, among other things, the way the Company's management organizes the components of its business for purposes of allocating resources and assessing performance. With the recent acquisition of Unzipped, the Company has redefined the reportable operating segments. The Company's operations are now comprised of two reportable segments: footwear and apparel. Segment revenues are generated from the sale of footwear, apparel and accessories through wholesale channels and the Company's retail locations. The Company defines segment income as operating income before interest expense and income taxes. Summarized below are the Company's segment revenues, income (loss) and total assets by reportable segments for the fiscal quarter and six-month period ended July 31, 2002.


(000's omitted)                             Footwear            Apparel           Elimination      Consolidated

For the fiscal quarter ended July 31, 2002
Total revenues                                $ 29,756        $ 19,828          $    (21)          $   49,563
Segment income                                   2,118           1,901                 -                4,019
Net interest expense                               235             273                 -                  508
Income before provision for income taxes      $  1,883        $  1,628          $      -           $    3,511

For the fiscal quarter ended July 31, 20021
Total revenues                                $ 55,373        $ 19,828          $    (21)          $   75,180
Segment income                                   3,071           1,901                 -                4,972
Net interest expense                               512             273                 -                  785
Income before provision for income taxes      $  2,809        $  1,628          $      -           $    4,437

Total assets as of July 31, 2002              $ 64,520        $ 44,925          $ (1,122)          $  110,673


NOTE H     RECENT ACCOUNTING STANDARDS

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

In November 2001, the FASB Emerging Issues Task Force released Issue 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)." The scope of Issue 01-9 includes vendor consideration to any purchasers of the vendor's products at any point along the distribution chain, regardless of whether the purchaser receiving the consideration is a direct customer of the vendor. The adoption, effective February 1, 2002, required the Company to reclassify cooperative advertising expenses from a deduction against revenues to a selling, general and administrative ("SG&A") expense. As a result, restated net sales, gross profit and SG&A expenses for first fiscal six months ended July 31, 2002 increased by $243,000. This reclassification on the prior year was impractical to do so, but was expected to be immaterial.

NOTE I     SUBSEQUENT EVENTS

In August 2002 the Company issued $20 million of asset-backed notes in a private placement. The notes were issued by IP Holdings LLC, an indirect wholly owned subsidiary of the Company, and were secured by intellectual property assets (tradenames, trademarks and license payments thereon). The notes have a 7-year term with a fixed interest rate of 7.93% with quarterly principal and interest payments of approximately $859,000. The notes are subject to a liquidity reserve account of $2.9 million, funded by a deposit of a portion of the proceeds of the notes. The net proceeds of $16.2 million were used to reduce amounts due by the Company under its existing revolving credit facilities which will provide additional availability for the Company to fund its expansion, see Note C of the Notes to the Condensed Consolidated Financial Statements.

In August 2002, the Company converted $2 million of preferred stock into 674,300 shares of the Company's Common Stock at a price of $2.97 per share.

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


Results of Operations

For the three months ended July 31, 2002

Revenues. Net revenues increased by $17.7 million to $49.6 million from $31.9 million in the comparable period of the prior year. The net revenue increase resulted primarily from the sales of $19.8 million by Unzipped, partially offset by a decrease of $2.1 million to $29.8 million from $31.9 million in Candie's in the comparable period of the prior year. The net revenue decrease in Candie's resulted primarily from decreases in sales in Candie's wholesale footwear of $1.3 million and the Company's private label men's division of $1.2 million, partially offset by $310,000 sales increases in the retail stores and $30,000 increase in licensing income. Retail store sales increased to $2.5 million, as compared to $2.2 million in the second quarter of the prior year. The retail sales increase resulted from the sales of $927,000 in six new stores, partially offset by sales decreases of $151,000 in comparable retail stores and $466,000 in two discontinued stores. Comparable licensing income increased $375,000, as the prior year period included $346,000 of royalties from Unzipped, which payments ceased with the acquisition on April 23, 2002.

Gross Profit. Gross profit increased by $4.9 million to $14.0 million as compared to $9.1 million in the prior year quarter. The gross profit increase is attributable $4.0 million to Unzipped and $859,000 to Candie's. Gross profit in Candie's increased to $10.0 million from $9.1 million in the prior year quarter. Gross profit margin decreased, as a percentage of net revenues, by 0.4% to 28.2% as compared to 28.6% in the second quarter of the prior year. The decrease in gross profit margin percentage is primarily attributable to Unzipped apparel sales in current year quarter at 20.2%, partially offset by improved margins in

Candie's. Gross profit margin in Candie's increased, as a percentage of net revenues, by 5.0% to 33.6% as compared to 28.6% in the comparable prior year quarter. The gross profit increase in Candie's is attributable $907,000 to Candie's wholesale footwear, $67,000 to retail stores and $30,000 to licensing income, partially offset by gross profit decrease of $145,000 in the Company's private label men's division.

Operating Expenses. Operating expenses increased by $2.1 million to $10.0 million from $7.9 million in the prior year quarter. $2.1 million of this increase resulted from the operations of Unzipped. Operating expenses in
Candie's were $7.9 million, about the same as in the prior year quarter. The operating expense increase resulted from $575,000 of incremental costs associated with the opening of new retail stores and $82,000 of operating expense increase in the comparable stores were offset by $482,000 of cost reduction in Candie's wholesale footwear and $175,000 of operating expense savings in the two discontinued retail stores.

Net Interest Expense. Net interest expense increased by $212,000 to $508,000 from $296,000 in the prior year quarter. $273,000 of this increase resulted from the operations of Unzipped. Net interest expense in Candie's decreased by $61,000 to $235,000 from $296,000 in the prior year quarter. Net interest expense decrease in Candie's resulted from lower average interest rates and lower average outstanding borrowing as compared with the comparable prior year period.

Income Taxes. The income tax provision for the quarter was offset by a reduction in the valuation reserve. As a result, no tax provision was recorded for the period ended July 31, 2002 and the comparable quarter in prior year.

Net Income. The Company recorded net income of $3.5 million, compared to $974,000 in the prior year quarter.

Dividend Payable. The Company recorded a dividend payable of $200,000 in the current year quarter associated with the acquisition of Unzipped, see Note E of the Notes to the Condensed Consolidated Financial Statements.

Net Income Available to Common Stockholders. The Company recorded net income available to common stockholders of $3.3 million, compared to $974,000 in the prior year quarter.

For the six months ended July 31, 2001

Revenues. Net revenues increased by $19.4 million to $75.2 million from $55.7 million in the comparable period of the prior year. The net revenue increase resulted primarily from $19.8 million sales in Unzipped. Net revenues in Candie's decreased by $367,000 to $55.4 million from $55.7 million in the comparable period of the prior year. The net revenue decrease in Candie's resulted primarily from sales decreases of $705,000 in Candie's wholesale footwear and $725,000 in the Company's private label men's division, partially offset by sales increases of $809,000 in the retail stores and $254,000 in licensing income. Retail store sales increased to $4.6 million, as compared to $3.8 million in the second quarter of the prior year. The retail sales increase resulted from $1.6 million of sales in six new stores, partially offset by $48,000 sales decreases in comparable retail stores and $800,000 in two discontinued stores. Licensing income increased to $2.8 million as compared to $2.5 million in the comparable prior year six month period. Comparable licensing income increased $600,000, as the prior year quarter included $346,000 of royalties from Unzipped.

Gross Profit. Gross profit increased by $5.3 million to $22.7 million as compared to $17.4 million in the first six months of the prior year. The gross profit increase is attributable $4.0 million to Unzipped and $1.3 million to Candie's. Gross profit margin decreased, as a percentage of net revenues, by 1.1% to 30.2% as compared to 31.3% for the six months ended July 31, 2001. The decrease in gross profit margin percentage is primarily attributable to Unzipped apparel sales in the current year quarter at 20.2%, partially offset by improved margins in Candie's. Gross profit in Candie's increased by $1.3 million to $18.7 million as compared to $17.4 million in the first six months of the prior year. Gross profit margin in Candie's increased, as a percentage of net revenues, by 2.4% to 33.7% as compared to 31.3% for the six months ended July 31, 2001. The increase in gross profit in Candie's is primarily attributable $850,000 to improved margins in Candie's wholesale footwear, $238,000 to retail stores, and $254,000 to licensing income, partially offset by gross profit decrease of $100,000 in the Company's private label men's division.

Operating Expenses. Operating expenses increased by $2.2 million to $17.7 million from $15.5 million in the first six months of the prior year. $2.1 million of the increase resulted from the operations of Unzipped. Operating expenses in Candie's increased by $160,000 to $15.6 million from $15.5 million in the first six months of the prior year. Operating expense increase in Candie's resulted primarily from $1.1 million of the incremental costs associated with the opening of new retail stores and $121,000 of operating expense increase in the comparable stores, substantially offset by $704,000 of cost reduction in Candie's wholesale footwear and $357,000 of operating expense savings in the two discontinued retail stores.

Net Interest Expense. Net interest expense increased by $164,000 to $785,000 from $621,000 in the first six months of the prior year. $273,000 of this increase resulted from the operation of Unzipped. Net interest expense in Candie's decreased by $109,000 to $512,000 from $621,000 in the first six months of the prior year. Net interest expense decrease in Candie's resulted from lower average interest rates and lower average outstanding borrowing as compared with the comparable prior year period.

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

Net Income. The Company recorded net income of $4.6 million, compared to $1.4 million in the first six months of the prior year.

Dividend Payable. The Company recorded a dividend payable of $200,000 in the current year quarter associated with the acquisition of Unzipped, see Note E of the Notes to the Condensed Consolidated Financial Statements.

Net Income Available to Common Stockholders. The Company recorded net income available to common stockholders of $4.4 million, compared to $1.4 million in the comparable prior year period.


Liquidity and Capital Resources

Working Capital.

At July 31, 2002, the current ratio was 1.20 to 1, as compared to 1.04:1 for the prior fiscal year

The Company continues to rely upon trade credit, revenues generated from operations, especially private label and licensing activity, as well as borrowings from under its revolving loan to finance its operations. Net cash used in operating activities totaled $10.5 million, compared to cash used of $4.0 million for the six months ended July 31, 2001. The increase in cash used in operating activities resulted primarily from an increase in factoring and trade receivables related to the acquisition of Unzipped.

Capital Expenditures.

Capital expenditures for the six months ended July 31, 2002 were $948,000, compared to $663,000 for the comparable period in the prior year. The Company has forecasted additional capital expenditures of approximately $1.4 million in the fiscal year ending January 31, 2003. The Company believes that it will be able to fund these anticipated expenditures primarily with cash from borrowings under its Credit Facility.

Current Revolving Credit Facility.

On January 23, 2002, the Company entered into a three-year $20 million Credit Facility with CIT replacing its arrangement with Rosenthal. Borrowings under the Credit Facility are formula based and include a $5 million over advance provision with interest at 1.00% above the prime rate. Subsequent to April 30, 2002, the Company agreed to amend the Credit Facility to increase the over advance provision to $7 million and include certain retail inventory in the availability formula. Borrowing under the amended Credit Facility bear interest at 1.5% above the prime rate. In August 2002, $16.2 million from the net proceeds from a private placement of asset backed notes were used to reduce amounts due under this Credit Facility. Concurrently with this payment the Credit Facility was further amended to eliminate the over advance provision along with certain changes in the availability formula. See Note I of the Notes to the Condensed Consolidated Financial Statements.

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

In August 2002 the Company issued $20 million of asset-backed notes in a private placement. The notes were issued by IP Holdings LLC, an indirect wholly owned subsidiary of the Company, and were secured by intellectual property assets (tradenames, trademarks and license payment thereon). The notes have a 7-year term with a fixed interest rate of 7.93% with quarterly principal and interest payments of approximately $859,000. The notes are subject to a liquidity reserve account of $2.9 million, funded by a deposit of a portion of the proceeds of the notes. The net proceeds of $16.2 million were used to reduce amounts due by the Company under its existing revolving credit facilities which will provide additional availability for the Company to fund its expansion, see Note C of the Notes to the Condensed Consolidated Financial Statements.

Other Borrowing Arrangements

In May 1999, the Company entered into a $3.5 million master lease and loan agreement with OneSource Financial Corp. The agreement requires the Company to collateralize property and equipment of $1.9 million with the remaining balance considered to be an unsecured loan. The term of the agreement is four years at an effective annual interest rate of 10.48%. The outstanding loan balance as of July 31, 2002 was $743,000. The quarterly payment on the loan is $260,000, including interest.

Other

In connection with its acquisition of Unzipped (See Note F of the Notes to Condensed Consolidated Financial Statements), the Company has agreed that on or before February 1, 2003, it will pay Azteca for all receivables due from Unzipped for purchases of product that are more than 30 days past due and any amount remaining under the subordinated loan between Unzipped and Azteca. As of July 31, 2002, these amounts aggregated $4.3 million.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         Not applicable.


Item 4.  Internal Controls and Procedures

         Not applicable.

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

The Company is a defendant in an action brought by Bank One Leasing Corp. in the Franklin County Court of Common Pleas (Ohio) to recover on an accelerated basis certain capitalized lease payments which otherwise would have been due in various installments through April 2003 and is classified as current liabilities on the Company's July 2002 balance sheet. The Company does not believe that this action will have a material adverse effect on its business, operations or financial condition.

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

Item 2.  Changes in Securities and Use of Proceeds.

During the three months ended July 31, 2002, the Company granted certain of its employees and directors, pursuant to a stock option plan, 10-year non-qualified stock options to purchase a total of 319,000 shares of its common stock at prices ranging from $4.00 to $4.47 per share (an average of $4.17 per share). The options were granted in private transactions pursuant to the exemption from registration under Sections 2(a) (3) and 4(2) of the Securities Act of 1933.

Item 4.           Submission of Matters to a Vote of Security Holders

On June 24, 2002 the Company held an Annual Meeting of Stockholders at which the holders of the Company's common stock voted on: (i) the election of directors,
(ii) an amendment to the Company's Certificate of Incorporation to increase the authorized common stock from 30,000,000 to 75,000,000 shares, (iii) a proposal to approve the adoption of the Company's 2002 Stock Option Plan under which up to 2,000,000 shares of Common Stock may be issued, and (iv) the appointment of BDO Seidman, LLP as the Company's independent auditors for the fiscal year ending January 31, 2003.

Messrs. Neil Cole, Barry Emanuel, Steven Mendelow, Peter Siris, Ann Iverson and Hubert Guez were elected to serve as members of the Company's Board of Directors for the ensuing year and until the election and qualification of their successors.

The votes cast by stockholders with respect to the election of Directors were as follows:

                                     Votes Cast                          Votes
         Director                       "For"                         "Withheld"
         --------                   --------------                    ----------

         Neil Cole                  20,838,752                           998,401
         Barry Emanuel              21,781,900                            55,253
         Steven Mendelow            21,784,167                            52,986
         Peter Siris                21,787,567                            49,586
         Ann Iverson                21,787,367                            49,786
         Hubert Guez                21,787,917                            49,236

The amendment to the Certificate of Incorporation to increase the Company's authorized common stock was approved by the stockholders. The votes cast by stockholders with respect to the amendment to the Certificate of Incorporation were as follows:

         Votes Cast "For"   Votes Cast "Against"              Votes "Abstaining"
         ----------------   --------------------              ------------------

            21,491,168             297,990                           47,995

The Company's 2002 Stock Option Plan was approved by the stockholders. The votes cast by stockholders with respect to the 2002 Stock Option Plan were as follows:

         Votes Cast "For"  Votes Cast "Against"  Votes "Abstaining"   Not Voted
         ----------------  --------------------  ------------------  -----------

             6,347,975          1,524,936              62,500         13,901,742

The ratification of the appointment of BDO Seidman, LLP as the Company's independent auditors for the fiscal year ending January 31, 2003 was approved by the stockholders. The votes cast by stockholders with respect to the ratification of the appointment of BDO Seidman, LLP as the Company's independent auditors for the fiscal year ending January 31, 2003 were as follows:

         Votes Cast "For"       Votes Cast "Against"          Votes "Abstaining"
         ----------------       --------------------          ------------------

            21,729,072                  23,741                       84,340


Item 6. Exhibits and Reports on Form 8-K

     a. Exhibits

           Exhibit 10.1 - Candie's Inc. 2002 Stock Option (incorporated herein by reference to Exhibit B to the Company's Proxy Statement dated May 28, 2002 contained in the Company's Schedule 14A filed with the SEC on May 29, 2002).

           Exhibit 99.1 - Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

           Exhibit 99.2 - Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     b. Reports on Form 8-K - During the quarter ended July 31, 2002, a Form 8-K and an amendment of such Form 8-K were filed under items 2 and 7 of Form 8-K to report the Company's acquisition on April 23, 2002 of the remaining 50% interest of Unzipped and to file the required financial statements of Unzipped.

Signatures


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    CANDIE'S, INC.
                                                    ----------------------------
                                                    (Registrant)


Date     September 16, 2002                    /s/ Neil Cole
         ---------------------------         --------------------------------
                                             Neil Cole
                                             Chairman of the Board, President
                                             And Chief Executive Officer
                                             (on Behalf of the Registrant)


Date     September 16, 2002                    /s/ Richard Danderline
         ---------------------------         --------------------------------
                                             Richard Danderline
                                             Executive Vice President of Finance
                                             And Operations

                                 Candie's, Inc.

                  Certification of Principal Executive Officer



      I, Neil Cole, Chief Executive Officer of Candie's, Inc., certify that:

1.       I have reviewed this quarterly report on Form 10-Q of Candie's, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.



       Date:   September 16, 2002

                                        /s/ Neil Cole
                                        ----------------------------------
                                        Neil Cole
                                        Chief Executive Officer
                                        (Principal Executive Officer)




EXPLANATORY NOTE REGARDING CERTIFICATION: Representations 4, 5 and 6 of the Certification as set forth in this Quarterly Report on Form 10-Q have been omitted, consistent with the Transition Provisions of SEC Exchange Act Release No. 34-46427, because this Quarterly Report on Form 10-Q covers a period ending before the Effective Date of Exchange Rules 13a-14 and 15d-14.

                                 Candie's, Inc.

                  Certification of Principal Financial Officer



 I, Richard Danderline, Chief Financial Officer of Candie's, Inc., certify that:

1.       I have reviewed this quarterly report on Form 10-Q of Candie's, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.



        Date:   September 16, 2002

                                        /s/ Richard Danderline
                                        ----------------------------------
                                        Richard Danderline
                                        Chief Financial Officer
                                        (Principal Financial Officer)





EXPLANATORY NOTE REGARDING CERTIFICATION: Representations 4, 5 and 6 of the Certification as set forth in this Quarterly Report on Form 10-Q have been omitted, consistent with the Transition Provisions of SEC Exchange Act Release No. 34-46427, because this Quarterly Report on Form 10-Q covers a period ending before the Effective Date of Exchange Act Rules 13a-14 and 15d-14.

Candie's Inc and Subsidiaries

FORM 10-Q

EXHIBIT INDEX



Exhibit No.       Description
---------------   ---------------

(10)(a) Candie's Inc. 2002 Stock Option (incorporated herein by reference to Exhibit B to the Company's Proxy Statement dated May 28, 2002 contained in the Company's Schedule 14A filed with the SEC on May 29, 2002).

99.1 Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002