Form 10-Q
period 2002-10-31
CANDIES INC
filed 2002-12-13
CIK 857737

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                      ------------------------------------

                                    FORM 10-Q




[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities  Exchange
    Act of 1934

                For the Quarterly Period Ended October 31, 2002

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



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ..

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes__ No X .

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.001 Par Value -- 24,961,469 shares as of November 26, 2002


                                      - -

                                      INDEX

                                    FORM 10-Q

                         CANDIE'S, INC. and SUBSIDIARIES

                                                                                                      Page No.
                                                                                                     -----------
Part I.  Financial Information

Item 1.  Financial Statements - (Unaudited)

     Condensed Consolidated Balance Sheets - October 31, 2002 and January 31, 2002......................   2

     Condensed Consolidated Statements of Operations - Three and Nine Months
     Ended October 31, 2002 and 2001....................................................................   3

     Condensed Consolidated Statement of Stockholders' Equity - Nine Months Ended
     October 31, 2002...................................................................................   4

     Condensed Consolidated Statements of Cash Flows - Nine Months Ended October 31,
     2002 and 2001......................................................................................   5

     Notes to Condensed Consolidated Financial Statements...............................................   6


Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations  ...................................................................................  11


Item 3.  Quantitative and Qualitative Disclosures about Market Risk.....................................  15

Item 4.  Controls and Procedures.......................................................................   15


Part II. Other Information

Item 1.  Legal Proceedings..............................................................................  16
Item 2.  Changes in Securities and Use of Proceeds .....................................................  16
Item 3.  Defaults upon Senior Securities (Not Applicable)...............................................
Item 4.  Submission of Matters to a Vote of Security Holders (Not Applicable)...........................
Item 5.  Other Information (Not Applicable).............................................................
Item 6.  Exhibits and Reports on Form 8-K...............................................................  16


Signatures   ...........................................................................................  18

Certifications of Principal Executive Officer and Principal Financial Officer...........................  19

Exhibit index...........................................................................................  21


Part I. Financial Information
Item 1. FINANCIAL STATEMENTS-(Unaudited)

Candie's, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

                                                                                   October 31,       January 31,
                                                                                      2002              2002
                                                                                   ----------        ----------
                                                                                   (Unaudited)
Assets                                                                           (000's omitted, except par value)

Current Assets
    Cash...............................................................           $     1,391       $      636
    Accounts receivable, net...........................................                 6,516            4,674
    Due from factors, net..............................................                20,660            5,791
    Due from affiliate.................................................                   322              565
    Inventories........................................................                18,713            8,368
    Deferred income taxes..............................................                 1,881            1,881
    Prepaid advertising and other......................................                 1,403              718
    Other current assets...............................................                   182               97
                                                                                   ----------        ----------
Total Current Assets...................................................                51,068           22,730

Property and equipment, at cost:
    Furniture, fixtures and equipment..................................                11,357            9,618
    Less: Accumulated depreciation and amortization....................                 5,755            4,470
                                                                                   ----------        ----------
                                                                                        5,602            5,148
Other assets:
    Restricted cash....................................................                 2,900                -
    Goodwill, net......................................................                23,687            1,868
   Intangibles, net....................................................                19,411           18,158
    Deferred financing costs...........................................                 2,391              741
    Deferred income taxes..............................................                 1,741            1,741
    Other..............................................................                   266              284
                                                                                   ----------        ----------

                                                                                       50,396           22,792
                                                                                   ----------        ----------
Total Assets...........................................................             $107,066          $ 50,670
                                                                                   ==========        ==========


Liabilities and Stockholders' Equity

Current Liabilities:
    Revolving notes payable - banks....................................              $ 21,039        $  12,366
    Accounts payable and accrued expenses..............................                17,468           12,672
    Current portion of long-term debt...............................                    2,435            1,225
    Losses in excess of joint venture investment.......................                     -              250
                                                                                   ----------        ----------
Total Current Liabilities..............................................                40,942           26,513
                                                                                   ----------        ----------

Other liabilities......................................................                   816              638
Long-term debt.........................................................                28,815                -

Stockholders' Equity
    Preferred and common stock to be issued............................                     -            2,000
    Preferred stock, $.01 par value - shares authorized 5,000;
         none issued and outstanding...................................                     -                -
    Common stock, $.001 par value - shares authorized 75,000;
         shares issued 24,987 at October 31, 2002 and 20,400 issued
         at January 31, 2002...........................................                    24               20
    Additional paid-in capital.........................................                69,762           58,188
    Retained earnings (deficit)........................................               (32,626)         (36,214)
   Treasury stock - at cost  - 198 shares at October 31, 2002 and
         113 shares at January 31, 2002................................                  (667)            (475)
                                                                                   ----------        ----------
Total Stockholders' Equity.............................................                36,493           23,519
                                                                                   ----------        ----------
Total Liabilities and Stockholders' Equity.............................             $107,066          $ 50,670
                                                                                   ==========        ==========

See notes to condensed consolidated financial statements.

Candie's, Inc. and Subsidiaries


Condensed Consolidated Statements of Operations
(Unaudited)


                                                                  Three Months Ended              Nine Months Ended
                                                                      October 31,                     October 31,
                                                                   2002           2001            2002            2001
                                                               ------------    -----------    ------------     -----------
                                                                           (000's omitted, except per share data)


Net sales.............................................         $    41,792     $   25,325      $   114,200     $   78,547
Licensing income......................................               1,434          1,411            4,206          3,929
                                                               ------------    -----------    ------------     -----------
Net revenues..........................................              43,226         26,736          118,406         82,476
Cost of goods sold....................................              31,839         18,277           84,331         56,577
                                                               ------------    -----------    ------------     -----------
Gross profit..........................................              11,387          8,459           34,075         25,899

Operating expenses:
Selling, general and administrative expenses..........              10,703          7,714           28,326         22,923
Special charges.......................................                 207            120              300            363
                                                               ------------    -----------    ------------     -----------
                                                                    10,910          7,834           28,626         23,286
                                                               ------------    -----------    ------------     -----------
Operating income......................................                 477            625            5,449          2,613

Other expenses:
Interest expenses.....................................               1,265            328            2,250            949
Equity income in joint venture........................                   -              -            (250)              -
                                                               ------------    -----------    ------------     -----------
                                                                     1,265            328            2,000            949
                                                               ------------    -----------    ------------     -----------
Income (loss) before income taxes.....................               (788)            297            3,449          1,664

Income tax benefit....................................                   -              -            (139)              -
                                                               ------------    -----------    ------------     -----------

Net income (loss).....................................         $     (788)     $       297     $     3,588     $    1,664
                                                               ============    ===========    ============     ===========


Earnings (loss) per common share:

     Basic............................................         $    (0.03)     $      0.02     $      0.15     $     0.09
                                                               ============    ===========    ============     ===========
     Diluted..........................................         $    (0.03)     $      0.01     $      0.14     $     0.07
                                                               ============    ===========    ============     ===========
Weighted average number of common shares outstanding:

     Basic............................................              24,845          19,407          23,249         19,237
                                                               ============    ===========    ============     ===========
     Diluted..........................................              24,845          22,681          25,591         22,497
                                                               ============    ===========    ============     ===========

See notes to condensed consolidated financial statements.

Candie's, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)

Nine Months Ended October 31, 2002
(000's omitted)

                                                                   Preferred
                                                                    & Common   Additional   Retained
                                                 Common Stock     Stock to be    Paid-In    Earnings   Treasury
                                               Shares    Amount      Issued      Capital    (Deficit)    Stock      Total
                                             ----------------------------------------------------------------------------------
Balance at February 1, 2002                    20,400  $     20   $   2,000     $ 58,188  $(36,214)     $ (475)  $ 23,519
Issuance of common stock to retirement plan        35        --          --           54         --         --         54
Exercise of stock options                         844         1          --        1,112         --         --      1,113
Shares granted to board members                    34        --          --           90         --         --         90
Options granted to non-employees                   --        --          --           71         --         --         71
Purchase of treasury shares                        --        --          --           --         --       (192)     (192)
Acquisition of Unzipped Apparel, LLC            3,000         3          --        8,247         --         --      8,250
Issuance of common stock to shareholders in
    connection with previous litigation           674        --     (2,000)        2,000         --         --         --
Net income                                         --        --          --           --      3,588         --      3,588
                                             ----------------------------------------------------------------------------------
Balance at October 31, 2002                    24,987  $      24  $      --     $ 69,762  $ (32,626)    $ (667)  $ 36,493
                                             ==================================================================================



See notes to condensed consolidated financial statements.

Candie's, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                                                      Nine Months Ended
                                                                                 ---------------------------
                                                                                  October 31,    October 31,
                                                                                     2002           2001
                                                                                 ---------------------------
                                                                                       (000's omitted)

OPERATING ACTIVITIES:
Net cash provided (used) in operating activities...........................      $ (12,956)     $   (348)
                                                                                 ---------------------------

INVESTING ACTIVITIES:
     Purchases of property and equipment...................................         (1,418)         (967)
                                                                                 ---------------------------
Net cash used in investing activities......................................         (1,418)         (967)
                                                                                 ---------------------------

FINANCING ACTIVITIES:
     Restricted cash.......................................................         (2,900)             -
     Proceeds from exercise of stock options and warrants..................           1,113           594
     Purchase of treasury stock............................................           (192)         (296)
     Capital lease payments................................................         (1,053)         (663)
     Debt payable..........................................................          18,161         2,186
                                                                                 ---------------------------
Net cash provided by financing activities..................................          15,129         1,821
                                                                                 ---------------------------
INCREASE IN CASH...........................................................             755           506
Cash at beginning of period................................................             636           366
                                                                                 ---------------------------

Cash at end of period......................................................      $    1,391      $    872
                                                                                 ===========================
Supplemental disclosure of cash flow information:
     Cash paid for interest................................................      $    2,250      $    950
                                                                                 ===========================

     Value of common shares and subordinated note issued
         to acquire Unzipped Apparel, LLC..................................      $   19,250      $      -
                                                                                 ===========================






See notes to condensed consolidated financial statements.

Candie's, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)


October 31, 2002




NOTE A     BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended October 31, 2002 are not necessarily indicative of the results that may be expected for a full fiscal year.

Certain reclassifications have been made to conform prior year data with the current presentation. Warehousing and distribution costs of $405,000 for the three months ended October 31, 2001, and $1.7 million for the nine months ended October 31, 2001, have been included in SG&A expenses in the consolidated statements of income. The Company had previously included such expenses in cost of goods sold.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 2002.


NOTE B     REVENUE RECOGNITION

Wholesale revenues are recognized upon the shipment of products to the customers FOB shipping point. Allowances for chargebacks, returns and other charges are recorded at the sales date based on customer specific projections as well as historical rates of such allowances. Retail revenues are recognized at the "point of sale," which occur when merchandise is sold "over the counter" in retail stores.


NOTE C     FINANCING AGREEMENTS

On January 23, 2002, the Company entered into a three-year $20 million credit facility ("the Credit Facility") with CIT Commercial Services ("CIT") replacing its arrangement with Rosenthal & Rosenthal, Inc ("Rosenthal"). Borrowings under the Credit Facility are formula based and originally included a $5 million over advance provision with interest at 1.00% above the prime rate. In June 2002, the Company agreed to amend the Credit Facility to increase the over advance provision to $7 million and include certain retail inventory in the availability formula. Borrowings under the amended Credit Facility bear interest at 1.5% above the prime rate. Borrowings under the amended Credit Facility were $5.9 million at October 31, 2002 at an average interest rate of 5.88%.

In August 2002 IP Holdings LLC, an indirect wholly owned subsidiary of the Company, issued in a private placement $20 million of asset-backed notes in a private placement secured by intellectual property assets (tradenames, trademarks and license payments thereon). The notes have a 7-year term with a fixed interest rate of 7.93% with quarterly principal and interest payments of approximately $859,000. The notes are subject to a liquidity reserve account of $2.9 million, funded by a deposit of a portion of the proceeds of the notes. The net proceeds of $16.2 million were used to reduce amounts due by the Company under its existing revolving credit facilities. Concurrently with this payment, the Credit Facility was further amended to eliminate the over advance provision along with certain changes in the availability formula. Costs incurred to obtain this financing totaled approximately $2.4 million which amount has been deferred and is being amortized over the life of the debt.

See Note F of the Notes to the Condensed Consolidated Financial Statements regarding the financing agreement of Unzipped Apparel, LLC.

At October 31, 2002, consolidated borrowings totaled $41.3 million at an average interest rate of 6.52%

NOTE D     EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share includes no dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects, in periods in which they have a dilutive effect, the effect of common shares issuable upon the conversion of preferred stock to be issued and the exercise of stock options and warrants.

The following is a reconciliation of the shares used in calculating basic and diluted earnings per share:

                                                                Three Months Ended October 31, Nine Months Ended October 31,
                                                                ------------------------------ -----------------------------
                                                                            2002         2001           2002        2001
                                                                ------------------------------ -----------------------------
                                                                                        (000's omitted)
Basic ..........................................................          24,845       19,407         23,249      19,237
Effect of assumed conversions of employee stock options.........               -        1,850          1,840       1,443
Effect of assumed conversions of preferred stock to be issued...               -        1,424            502       1,817
                                                                ------------------------------ -----------------------------
Diluted ........................................................          24,845       22,681         25,591      22,497
                                                                ============================== =============================




NOTE E     COMMITMENTS AND CONTINGENCIES

On August 4, 1999, the staff of the SEC advised the Company that it had commenced a formal investigation into the actions of the Company and others in connection with, among other things, certain accounting issues concerning the restatement of certain of the Company's financial statements in prior years.

In January 2002, Redwood Shoe Corp ("Redwood"), one of the Company's former buying agents and a supplier of footwear to the Company, filed a Complaint in the United States District Court for the Southern District of New York, alleging that the Company breached various contractual obligations to Redwood and seeking to recover damages in excess of $20 million and its litigation costs. The Company moved to dismiss the Amended Complaint based upon Redwood's failure to state a claim, and on November 13, 2002, the Magistrate issued an Opinion and Recommended Order dismissing Redwood's complaint to the extent Redwood sought to recover damages for breach of an oral contract for alleged guaranteed commissions. The parties are now awaiting a determination from the District Court whether the Recommended Order will be accepted. Thereafter, the Company will file an answer to the remaining counts of the Amended Complaint, as well as counterclaims against Redwood.

On June 10, 2002 the Company was sued by Bank One Leasing Corp. in the Franklin County Court of Common Pleas (Ohio) to recover on an accelerated basis certain capitalized lease payments which otherwise would have been due in various installments through April. On October 7, 2002, the parties reached a settlement agreement, and the case was dismissed with prejudice. The Company paid Bank One Leasing Corp $1.1 million, of which $346,000 was in excess of the recorded amount of the debt. The $346,000 was recorded as interest expense.

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

NOTE F     INVESTMENT IN JOINT VENTURE

Equity Investment:

On October 7, 1998, the Company formed Unzipped Apparel, LLC ("Unzipped") with joint venture partner Sweet Sportswear LLC ("Sweet"), the purpose of which was to market and distribute apparel under the BONGO label. The Company and Sweet each had a 50% interest in Unzipped. The Company was entitled to receive an advertising royalty from Unzipped equal to 3% of Unzipped's net sales. For the nine months ended October 31, 2002 and 2001, respectively, included in royalty income from Unzipped was $414,000 and $983,000.

Acquisition:

On April 23, 2002, the Company, through a subsidiary, acquired Sweet's 50% interest in Unzipped for $19.3 million payable in the form of 3 million shares of the Company's common stock valued at a price of $2.75 per share, totaling

$8.3 million, and an additional $11 million obligation to be evidenced by an 8% senior subordinated note with interest due quarterly and principal due in 2012. The original purchase agreement indicated that $11 million would be issued as redeemable preferred stock and at July 31, 2002, the $11 million was classified as redeemable preferred stock and $200,000 of dividends were recorded in the quarter. During the third quarter, the agreement was revised and the $11 million was retroactively changed to debt. Thus, the obligation was reclassified to debt at October 31, 2002 and the dividend charge from the second quarter was reclassified to interest expense. The debt is subordinated to the Company's Credit Facility (See Note C of the Notes to the Condensed Consolidated Financial Statements) and is collaterized by the shares of stock of a subsidiary which owns the royalty rights to the Company's trademarks. The acquisition was recorded as of April 30, 2002. Accordingly the operations of Unzipped have been included beginning May 1, 2002.

The following table shows the value of assets and liabilities recorded for the purchase of Unzipped, adjusted to reflect changes in fair value of assets and liabilities and purchase accounting liabilities:

                                                        (000's omitted)

   Accounts receivable, net                                   $     593
   Due from factors and accounts receivable, net                  7,509
   Inventories                                                    5,485
   Prepaid advertising and other                                     61
   Property and equipment                                           156
   Other assets                                                      11
                                                              ----------
         Total assets acquired                                   13,815

   Revolving notes payable - banks                               10,512
   Accounts payable and accrued expenses                          8,167
                                                              ----------
         Total liabilities assumed                               18,679
                                                              ----------
         Net assets acquired                                  $ (4,864)
                                                              ==========

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

                                                                    Three months ended                 Nine months ended
                                                                        October 31,                      October 31,
                                                                   2002             2001             2002             2001
                                                        --------------------------------------------------------------------
                                                            (000's omitted, except per share)

Total net revenues                                              $43,226          $38,426         $131,099         $114,494
Operating income                                                   $477           $1,451           $5,515           $5,141
Net income (loss)                                                ($788)             $684           $2,933           $3,191
Basic earnings (loss) per common share                          ($0.03)            $0.03            $0.13            $0.14
Diluted earnings (loss) per common share                        ($0.03)            $0.03            $0.11            $0.13

Revolving Credit Agreement:

Unzipped has a credit facility with Congress Financial Corporation ("Congress"). Under the facility as amended, Unzipped may borrow up to $15 million under revolving loans until September 30, 2002. The facility was further amended to extend its expiration on a month-to-month basis through January 31, 2003. Borrowings are limited by advance rates against eligible accounts receivable and inventory balances, as defined. Under the facility, Unzipped may also arrange for letters of credit. The borrowings bear interest at the lender's prime rate or at a rate of 2.25% per annum in excess of the Eurodollar rate.

Borrowings under the facility are secured by substantially all of the assets of Unzipped and are guaranteed by a principal of Sweet who is also a director of the Company and his family trust, with such guarantee being limited to $500,000. The Company has agreed to cause these guarantees to be released on or before February 1, 2003.

At October 31, 2002, Unzipped's borrowings totaled $15.1 million under the revolving credit agreement.

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

Related Party Transactions:

Unzipped has a supply agreement with Azteca for the development, manufacturing, and supply of certain products bearing the Bongo trademark for the exclusive use by Unzipped. As consideration for the development of the products, Unzipped pays Azteca pursuant to a separate pricing schedule. For the three and nine months ended October 31, 2002, Unzipped purchased $17.6 and $31.7 million of products from Azteca. The supply agreement was consummated upon Unzipped's formation and originally extended through January 31, 2003, and was amended and restated on substantially the same terms effective April 23, 2002 through January 31, 2005.

Azteca also allocates expenses to Unzipped for Unzipped's use of a portion of Azteca's office space, design and production team and support personnel. For the three and nine months ended October 31, 2002, Unzipped incurred $106,962 and $213,924 of such allocated expenses.

In connection with the acquisition, the Company has entered into a management agreement with Sweet for a term ending January 31, 2005, which provides for Sweet to manage the operations of Unzipped in return for a management fee based upon certain specified percentages of net income that Unzipped achieves during the three-year term.

Unzipped has a distribution agreement with Apparel Distribution Services (ADS), an entity that shares common ownership with Sweet for a term ending January 31, 2005. The agreement provides for a per unit fee for warehousing and distribution functions and per unit fee for processing and invoicing orders. For the three and nine months ended October 31, 2002, Unzipped incurred $827,261 and $1.8 million for such services. The agreement also provides for reimbursement for certain operating costs incurred by ADS and charges for special handling fees at hourly rates approved by management. These rates can be adjusted annually by the parties to reflect changes in economic factors. The distribution agreement was consummated upon Unzipped's formation and was amended and restated on substantially the same terms effective April 23, 2002 through January 31, 2005.

Unzipped occupies office space in a building rented by ADS and Commerce Clothing Company, LLC (Commerce), a related party to Azteca.

Amounts due to related parties at October 31, 2002 and included in accounts payable and accrued expenses, consist of the following:

         Azteca                           $ (110,136)
         ADS                                4,030,000
         Commerce                            (86,000)
                                         ------------
                                          $ 3,833,864

NOTE G     SEGMENT INFORMATION

The Company identifies operating segments based on, among other things, the way the Company's management organizes the components of its business for purposes of allocating resources and assessing performance. With the recent acquisition of Unzipped, the Company has redefined the reportable operating segments. The Company's operations are now comprised of two reportable segments: footwear and apparel. Segment revenues are generated from the sale of footwear, apparel and accessories through wholesale channels and the Company's retail locations. The Company defines segment income as operating income before interest expense and income taxes. Summarized below are the Company's segment revenues, income (loss) and total assets by reportable segments for the fiscal quarter and nine months ended October 31, 2002.


(000's omitted)                               Footwear         Apparel      Elimination          Consolidated
                                        ---------------------------------------------------------------------

For the fiscal quarter ended October 31, 2002
Total revenues                                $ 24,551        $ 18,767          $   (92)            $  43,226
Segment income (loss)                          (1,188)           1,665                 -                  477
Net interest expense                                                                                    1,265
                                                                                                 ------------
Loss before income tax provision                                                                    $   (788)
                                                                                                 ============

For the fiscal nine months ended October 31, 2002
Total revenues                                $ 79,924        $ 38,595          $  (113)            $ 118,406
Segment income                                   1,883           3,566                 -                5,449
Net interest expense                                                                                    2,250
                                                                                                 ------------
Income before income tax provision                                                                  $   3,449
                                                                                                 ============

Total assets as of October 31, 2002           $ 84,905        $ 45,832          $(23,671)           $ 107,066
                                        =====================================================================

NOTE H     RECENT ACCOUNTING STANDARDS

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets," which changes the accounting for goodwill from an amortization method to an impairment-only approach. The amortization of goodwill totaled $36,000 and $107,000, respectively, in the quarter and nine months ended October 31, 2001. Under SFAS No. 142, beginning on February 1, 2002, amortization of goodwill ceased.

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

In November 2001, the FASB Emerging Issues Task Force released Issue 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)." The scope of Issue 01-9 includes vendor consideration to any purchasers of the vendor's products at any point along the distribution chain, regardless of whether the purchaser receiving the consideration is a direct customer of the vendor. The adoption, effective February 1, 2002, required the Company to reclassify cooperative advertising expenses from a deduction against revenues to a selling, general and administrative ("SG&A") expense. As a result, restated net sales, gross profit and SG&A expenses for the fiscal nine months ended October 31, 2002 increased by $477,000. The calculation of this reclassification for the prior year was deemed impractical but was expected to be immaterial.

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


Results of Operations


General

As of May 1, 2002, the operating results of Unzipped, the Company's Bongo jeanswear business, have been consolidated.

For the three months ended October 31, 2002

Revenues. Net revenues increased by $16.5 million to $43.2 million from $26.7 million in the comparable period of the prior year. The net revenue increase resulted primarily from the sales of $18.7 million by Unzipped, partially offset by a decrease of $2.1 million to $24.6 million from $26.7 million in footwear in the comparable period of the prior year. The net revenue decrease in footwear resulted primarily from decreases in sales in wholesale footwear of $474,000 and the Company's private label men's division of $2.3 million. These decreases were partially offset by $527,000 of retail store sales increases. The private label men's division sales decrease resulted primarily from significantly reduced sales to K-Mart, which is retrenching as a result of its bankruptcy filing and associated store closings. Retail store sales increased to $2.7 million, as compared to $2.2 million in the third quarter of the prior year. The retail sales increase resulted from the sales of $1.2 million in nine new stores, which was partially offset by decreases of $197,000 in comparable store sales and $430,000 from one store that has been sold to a licensee and one under performing store that has been closed. Comparable licensing income increased $380,000, as the prior year period licensing income included $357,000 of royalties from Unzipped, which royalty payment ceased with the Company's acquisition of the remaining interest in Unzipped on April 23, 2002.

Gross Profit. Gross profit increased by $2.9 million to $11.4 million as compared to $8.5 million in the prior year quarter. The gross profit increase of $3.7 million is attributable to Unzipped, partially offset by a decrease of $882,000 to $7.6 million from $8.5 million in footwear in the comparable period of the prior year. Gross profit margin decreased, as a percentage of net revenues, by 5.3% to 26.3% as compared to 31.6% in the third quarter of the prior year. The decrease in gross profit margin percentage is primarily attributable to Unzipped, which had gross margins of 20.3% for apparel sales in the current year quarter. Gross profit margin in footwear slightly decreased, as a percentage of net revenues, by 0.7% to 30.9% as compared to 31.6% in the comparable prior year quarter. The gross profit decrease in footwear is attributable $826,000 to wholesale footwear, of which $701,000 resulted from lower margins and $125,000 from lower sales, and $205,000 to the Company's private label men's division, partially offset by gross profit increases of $126,000 in retail stores and $23,000 in licensing income.

Operating Expenses and Special Charges. Operating expenses and special charges increased by $3.1 million to $10.9 million from $7.8 million in the prior year quarter. $2.1 million of this increase resulted from the operations of Unzipped. Operating expenses in footwear increased by $700,000 to $8.4 million from $7.7 million in the prior year quarter. The operating expense increase in footwear resulted primarily from $720,000 of incremental costs associated with the opening of new retail stores and $242,000 of selling, general and administrative expenses increases in wholesale footwear, partially offset by $50,000 of operating expense decrease in the comparable stores and $212,000 of operating expense savings in the two discontinued retail stores. Included in special charges for the three months ended October 31, 2002 were $145,000 of employee severance payments.

Net Interest Expense. Net interest expense increased by $937,000 to $1.3 million from $328,000 in the prior year quarter. Included in the interest expenses were $197,000 from the operations of Unzipped, and $200,000 from the 8% senior subordinated note issued in the Unzipped acquisition. See Note F of the Notes to the Condensed Consolidated Financial Statements. Interest expense in the current fiscal quarter associated with the asset backed notes issued by a subsidiary of the Company was $352,000, see Note C of the Notes to the Condensed Consolidated Financial Statements. $346,000 of interest expenses was an adjustment of interest payment associated with a $3.5 million master lease and loan agreement with Bank One Leasing Corp. in connection with a litigation settlement, see Note E of the Notes to the Condensed Consolidated Financial Statements. Net interest expense in footwear decreased by $127,000 to $170,000 from $297,000, excluding $31,000 interest expense paid under the above master lease agreement in the prior year quarter. The net interest expense decrease in footwear resulted from lower average interest rates and lower average outstanding borrowing as compared with the comparable prior year period.

Net loss. As a result of the foregoing, the Company recorded a net loss of $788,000 in the quarter ended October 31, 2002, compared to net income of $297,000 in the comparable prior year quarter.


For the nine months ended October 31, 2002

Revenues. Net revenues increased by $35.9 million to $118.4 million from $82.5 million in the comparable period of the prior year. The net revenue increase resulted primarily from $38.6 million sales in Unzipped partially offset by the net revenue decrease of $2.6 million in footwear to $79.9 million from $82.5 million in the comparable period of the prior year. The net revenue decrease in footwear resulted primarily from sales decreases of $1.2 million in the wholesale footwear and $3.0 million in the Company's private label men's division, partially offset by retail store increases of $1.3 million and a $278,000 increase in licensing income. The private label men's division sales decrease resulted primarily from significantly reduced sales to K-Mart, which is retrenching as a result of its bankruptcy filing and associated store closings. Retail store sales increased to $7.3 million, as compared to $5.9 million in the comparable nine months of the prior year. The retail sales increase resulted from $2.8 million of sales in nine new stores, partially offset by a decrease of $245,000 in comparable retail stores and $1.2 million from one store sold to a licensee and one under performing store that was closed. Licensing income increased to $4.2 million as compared to $3.9 million in the comparable prior year nine month period. Comparable licensing income increased $980,000, as the prior year second and third quarter licensing income included $346,000 and $357,000 of royalties from Unzipped, respectively, which royalty payment ceased with the acquisition of the remaining interest in Unzipped on April 23, 2002.

Gross Profit. Gross profit increased by $8.2 million to $34.1 million as compared to $25.9 million in the prior year nine- month period. The gross profit increase of $7.7 million is attributable to Unzipped and $360,000 to footwear.

Gross profit margin decreased, as a percentage of net revenues, by 2.6% to 28.8% as compared to 31.4% for the nine months ended October 31, 2001. The decrease in gross profit margin percentage is primarily attributable to Unzipped, which had gross margins of 20.3% for apparel sales in the current year period, partially offset by improved margins in footwear. Gross profit in footwear increased by $360,000 to $26.3 million as compared to $25.9 million in the nine months of the prior year. Gross profit margin in footwear increased, as a percentage of net revenues, by 1.6% to 33.0% as compared to 31.4% for the nine months ended October 31, 2001. The increase in gross profit in footwear is primarily attributable $24,000 to improved margins in the wholesale footwear, $363,000 to retail stores, and $278,000 to licensing income, partially offset by gross profit decrease of $305,000 in the Company's private label men's division.

Operating Expenses and Special Charges. Operating expenses and special charges increased by $5.3 million to $28.6 million from $23.3 million in the comparable nine month period of the prior year. $4.2 million of the increase resulted from the operations of Unzipped. Operating expenses in footwear increased by $1.2 million to $24.1 million from $22.9 million in the comparable nine month period of the prior year. Operating expense increase in footwear resulted primarily from $1.8 million of the incremental costs associated with the opening of new retail stores and $60,000 of operating expense increase in the comparable stores, partially offset by $151,000 of cost reduction in the wholesale footwear and $569,000 of operating expense savings in the two discontinued retail stores. Included in special charges for the nine months ended October 31, 2002 were $145,000 of employee severance payments.

Net Interest Expense. Net interest expense increased by $1.3 million to $2.3 million from $949,000 in the prior year comparable nine month period. Included in the interest expenses were $470,000 from the operations of Unzipped, and $400,000 from the 8% senior subordinated note issued in the Unzipped acquisition. See Note F of the Notes to the Condensed Consolidated Financial Statements. Interest expense in the nine months ended October 31, 2002 associated with the asset backed notes issued by a subsidiary of the Company was $352,000, see Note C of the Notes to the Condensed Consolidated Financial Statements. $346,000 of interest expenses was an adjustment of interest payment associated with a $3.5 million master lease and loan agreement with Bank One Leasing Corp. in connection with a litigation settlement, see Note E of the Notes to the Condensed Consolidated Financial Statements. Net interest expense in footwear decreased by $161,000 to $682,000 from $843,000, excluding $106,000 interest expense paid to Bank One Leasing Corp. in the prior year nine month period. The net interest expense decrease in footwear resulted from lower average interest rates and lower average outstanding borrowing as compared with the comparable prior year period.

Equity Income in Joint Venture. During the quarter ended April 30, 2002, the Company eliminated the remaining $250,000 liability in connection with the acquisition of Unzipped. See Note E of Notes to Condensed Consolidated Financial Statements.

Income Tax Benefit. In the quarter ended April 30, 2002, the Company recorded $139,000 of income tax benefit resulting from the utilization of net operating losses to recover previously recorded minimum statutory taxes. No tax expense was recorded for the current and prior year quarter, due to a reduction in the valuation reserve, which offset the income tax provision.

Net Income. As a result of the foregoing, the Company recorded net income of $3.6 million for the nine month ended October 31, 2002, compared to $1.7 million in the comparable nine months of the prior year.


Liquidity and Capital Resources

Working Capital.

At October 31, 2002, the current ratio was 1.25 to 1, as compared to 1.08:1 a year ago.

The Company continues to rely upon trade credit, revenues generated from operations, especially private label and licensing activity, as well as borrowings under its Credit Agreement to finance its operations. Net cash used in operating activities for the nine months ended October 31, 2002 totaled $13 million, compared to cash used of $348,000 for the nine months ended October 31, 2001. The increase in cash used in operating activities resulted primarily from an increase in factoring and trade receivables related to the acquisition of Unzipped. In anticipation of continued margin pressure resulting from a difficult retail environment, the Company implemented, in November 2002, a reduction in personnel which the Company anticipates will result in a $540,000 reduction in general and administrative expenses for the fourth quarter of the fiscal year ending January 31, 2003.

Capital Expenditures.

Capital expenditures for the nine months ended October 31, 2002 were $1.4 million, compared to $967,000 for the comparable period in the prior year. The Company anticipates additional capital expenditures of approximately $100,000 in the fiscal year ending January 31, 2003. The Company believes that it will be able to fund these anticipated expenditures primarily with cash from borrowings under its Credit Facility. The Company is not planning on opening any additional retail Candie's concept stores within the next 12 months. The Company currently has a license and supply agreement with Casual Male Retail Group ("CMRG)", pursuant to which CMRG is obligated to open Candie's outlet stores. CMRG has advised the Company, however, that it does not intend to open any additional outlet stores and is seeking to terminate the agreement. There are currently 12 Candie's outlet stores that were opened and are currently being operated by CMRG. Under the agreement the Company has the right to take over these stores from CMRG. If the Company exercises its right and takes over the operation of the existing outlet stores it will require the Company to make additional capital expenditures. The Company does not anticipate any material adverse impact on its business, operations or financial condition if the CMRG agreement is terminated.

Current Revolving Credit Facility.

On January 23, 2002, the Company entered into a three-year $20 million Credit Facility with CIT replacing its arrangement with Rosenthal. Borrowings under the Credit Facility are formula based and include a $5 million over advance provision with interest at 1.00% above the prime rate. Subsequent to April 30, 2002, the Company agreed to amend the Credit Facility to increase the over advance provision to $7 million and include certain retail inventory in the availability formula. Borrowing under the amended Credit Facility bear interest at 1.5% above the prime rate. In August 2002, $16.2 million from the net proceeds from a private placement of asset backed notes by a subsidiary of the Company were used to reduce amounts due under this Credit Facility. Concurrently with this payment the Credit Facility was further amended to eliminate the over advance provision along with certain changes in the availability formula. See Note C of the Notes to the Condensed Consolidated Financial Statements.

Unzipped has a credit facility with Congress Financial Corporation which expired on September 30, 2002, and was amended to extend its expiration on a month-to-month basis through January 31, 2003. Under the facility as amended, Unzipped may borrow up to $15 million under revolving loans. Borrowings are limited by advance rates against eligible accounts receivable and inventory balances, as defined. Under the facility, Unzipped may also arrange for letters of credit. The borrowings bear interest at the lender's prime rate or at a rate of 2.25% per annum in excess of the Eurodollar rate. The Company is presently negotiating with prospective lenders in an effort to obtain a new credit facility for Unzipped prior to the expiration of Unzipped's existing credit facility.

In August 2002 IP Holdings LLC, an indirect wholly owned subsidiary of the Company, issued in a private placement $20 million of asset-backed notes secured by intellectual property assets (tradenames, trademarks and license payment thereon). The notes have a 7-year term with a fixed interest rate of 7.93% with quarterly principal and interest payments of approximately $859,000. The notes are subject to a liquidity reserve account of $2.9 million, funded by a deposit of a portion of the proceeds of the notes. The net proceeds of $16.2 million were used to reduce amounts due by the Company under its existing revolving credit facilities. See Note C of the Notes to the Condensed Consolidated Financial Statements.

Other

On April 23, 2002, the Company, through a subsidiary, acquired Sweet's 50% interest in Unzipped for $19.3 million payable in the form of 3 million shares of the Company's common stock at a price of $2.75 per share, totaling $8.3 million, and an additional $11 million obligation to be evidenced by an 8% senior subordinated note with interest due quarterly and principal due in 2012. The original purchase agreement indicated that $11 million would be issued as redeemable preferred stock and at July 31, 2002, the $11 million was classified as redeemable preferred stock and $200,000 of dividends were recorded in the quarter. During the third quarter, the agreement was revised and the $11 million was retroactively changed to debt. Thus, the obligation was reclassified to debt at October 31, 2002 and the dividend charge from the second quarter was reclassified to interest expense. The debt is subordinated to the Company's Credit Facility (See Note C of the Notes to the Condensed Consolidated Financial Statements) and is collaterized by the shares of stock of IP Holdings, LLC, which owns the royalty rights to the Company's trademarks.

In connection with its acquisition of Unzipped (See Note F of the Notes to Condensed Consolidated Financial Statements), the Company has agreed that on or before February 1, 2003, it will pay Azteca for all receivables due from Unzipped for purchases of product that are more than 30 days past due and any amount remaining under the subordinated loan between Unzipped and Azteca. On October 31, 2002 these obligations totaled $3.8 million. In addition, borrowings under Unzipped existing credit facility are guaranteed by a principal of Sweet, who is also a director of the Company and his family trust, with such guarantee being limited to $500,000. The Company has agreed to cause these guarantees to be released on or before February 1, 2003.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

As a result of the Company's and Unzipped variable rate credit facilities, the Company is exposed to the risk of rising interest rates. The following table provides information on the Company's fixed maturity debt as of October 31, 2002 that are sensitive to changes in interest rates.

   The Company's  Credit Facility had an average interest
   rate of 5.88% for the three month period ended
   October 31, 2002                                               $5.9 million

   The Unzipped Credit Facility had an average interest rate of
   6.75% for the three month period ended October 31, 2002       $15.1 million


Item 4.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on the evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company's chief executive officer and chief financial officer have concluded that the disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that the Company file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

(b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART II.  Other Information


Item 1. Legal Proceedings

On August 4, 1999, the staff of the SEC advised the Company that it had commenced a formal investigation into the actions of the Company and others in connection with, among other things, certain accounting issues concerning the restatement of certain of the Company's financial statements in prior years.

In January 2002, Redwood, one of the Company's former buying agents and a supplier of footwear to the Company, filed a Complaint in the United States District Court for the Southern District of New York, alleging that the Company breached various contractual obligations to Redwood and seeking to recover damages in excess of $20 million and its litigation costs. The Company moved to dismiss the Amended Complaint based upon Redwood's failure to state a claim, and on November 13, 2002, the Magistrate issued an Opinion and Recommended Order dismissing Redwood's complaint to the extent Redwood sought to recover damages for breach of an oral contract for alleged guaranteed commissions. The parties are now awaiting a determination from the District Court whether the Recommended Order will be accepted. Thereafter, the Company will file an answer to the remaining counts of the Amended Complaint, as well as counterclaims against Redwood.

On June 10, 2002 the Company was sued by Bank One Leasing Corp. in the Franklin County Court of Common Pleas (Ohio) to recover on an accelerated basis certain capitalized lease payments which otherwise would have been due in various installments through April 2002. On October 7, 2002, the parties reached a settlement agreement, and the case was dismissed with prejudice.

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


Item 2.  Changes in Securities and Use of Proceeds

During the quarter ended October 31, 2002, the Company issued a total of 674,309 shares of its common stock to the plaintiff class and its counsel which constituted the final payment made by the Company in connection with the settlement of the stockholder class action captioned Willow Creek Capital Partners, L.P. v Candie's, Inc. which had been commenced in the U.S. District Court for the Southern District of New York. This share issuance is in addition to the Company's prior issuance of 1,908,682 shares of its common stock made to the plaintiff class and its counsel in connection with the settlement. The issuance of the shares was made pursuant to a court approved settlement of the class action after appropriate fairness hearings. The shares were issued pursuant to the exemption from registration under Section 3(a)(10) of the Securities Act of 1933.


Item 6. Exhibits and Reports on Form 8-K

     a.   Exhibits

          Exhibit 3.1 - Amendment to Certificate of Incorporation dated June 24, 2002.

          Exhibit 10.1 - Equity Acquisition Agreement between Michael Caruso & Co., Inc., Candie's, Inc. and Sweet Sportswear, LLC dated as of April 23, 2002.

          Exhibit 10.2 - 8% Senior Subordinated Note due 2012 of Candie's Inc. payable to Sweet Sportswear, LLC.

          Exhibit  10.3 - Collateral  Pledge  Agreement  dated  October 18, 2002
          between  Candie's,   Inc.,  Michael  Caruso  &  Co.,  Inc.  and  Sweet
          Sportswear LLC.

          Exhibit 99.1 - Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          Exhibit 99.2 - Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     b. Reports on Form 8-K - During the quarter ended October 31, 2002 the Company filed a Current Report on Form 8-K under Item 5 of that form to report that on August 20, 2002 a subsidiary of the Company issued $20 million of asset backed securities in a private placement.

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


Date     December 13, 2002                    /s/ Neil Cole
         ---------------------------         --------------------------------
                                             Neil Cole
                                             Chairman of the Board, President
                                             And Chief Executive Officer
                                             (on Behalf of the Registrant)


Date     December 13, 2002                    /s/ Richard Danderline
         ---------------------------         --------------------------------
                                             Richard Danderline
                                             Executive Vice President of Finance
                                             And Operations

                                 Candie's, Inc.

                  Certification of Principal Executive Officer


I, Neil Cole, certify that:

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

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



       Date:   December 13, 2002

                                                   /s/ Neil Cole
                                                   ---------------------------
                                                   Neil Cole
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)

                                 Candie's, Inc.

                  Certification of Principal Financial Officer


I, Richard Danderline, certify that:

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

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



        Date:   December 13, 2002

                              /s/ Richard Danderline
                              --------------------------------------------------
                              Richard Danderline
                              Executive Vice President of Finance and Operations (Principal Financial Officer)

Candie's Inc and Subsidiaries

FORM 10-Q

EXHIBIT INDEX



Exhibit No.       Description
---------------   ---------------

     3.1  Amendment to Certificate of Incorporation dated June 24, 2002.

     10.1 Equity Acquisition Agreement between Michael Caruso & Co., Inc., Candie's, Inc. and Sweet Sportswear, LLC dated as of April 23, 2002.

     10.2 8% Senior Subordinated Note due 2012 of Candie's Inc. payable to Sweet Sportswear, LLC.

     10.3 Collateral Pledge Agreement dated October 18, 2002 between Candie's, Inc., Michael Caruso & Co., Inc. and Sweet Sportswear LLC.

     99.1 Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     99.2 Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002