Form 10-K
period 2003-01-31
CANDIES INC
filed 2003-05-16
CIK 857737

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                             ----------------------
                                    FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended January 31, 2003.
                                       OR
[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______________to
     ______________.

                         Commission File Number 0-10593

                                 CANDIE'S, INC
             (Exact Name of Registrant as Specified in Its Charter)
  -----------------------------------------------------------------------------
               Delaware                                11-2481903
  (State or other jurisdiction of                   (IRS Employer
   incorporation or organization)                   Identification No)

         400 Columbus Avenue, Valhalla, New York                 10595
          (Address of Principal Executive Offices)             (Zip Code)

Registrant's telephone number, including area code:        (914) 769-8600

Securities registered pursuant to Section 12(b) of the Exchange Act:

                                                        Name of Each Exchange
              Title of Each Class                        on which Registered
                     None                                   Not Applicable

Securities registered pursuant to Section 12(g) of the Exchange Act:

                          Common Stock, $001 par value
                         Preferred Share Purchase Rights
                                (Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes _X_ No __

     Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes____ No__X__

     The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of the close of business on July 31, 2002, was approximately $67,362,072.

     As of May 12, 2003, 25,021,544 shares of Common Stock, par value $.001 per share were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

CANDIE'S, INC-FORM 10-K

                                TABLE OF CONTENTS

                                                                                                             Page

PART I

     Item 1  Business                                                                                            2
     Item 2  Properties                                                                                          9
     Item 3  Legal Proceedings                                                                                  10
     Item 4  Submission of Matters to a Vote of Security Holders                                                10

PART II

     Item 5  Market for Registrant's Common Equity and Related Stockholder Matters                              11
     Item 6  Selected Financial Data                                                                            11
     Item 7  Management's Discussion and Analysis of Financial Condition and Results of Operations              13
     Item 7A Quantitative and Qualitative Disclosure about Market Risk                                          20
     Item 8  Financial Statements and Supplementary Data                                                        20
     Item 9  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure               20

PART III

     Item 10 Directors and Executive Officers of the Registrant                                                 21
     Item 11 Executive Compensation                                                                             23
     Item 12 Security Ownership of Certain Beneficial Owners and Management                                     26
     Item 13 Certain Relationships and Related Transactions                                                     27
     Item 14 Controls and Procedures                                                                            29

PART IV

     Item 15 Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                   29

Signatures                                                                                                      30

Consolidated Financial Statements                                                                              F-1

PART I

Item 1. Business

Introduction

     Candie's, Inc. (the "Company") is in the business of licensing the CANDIE'S(R) and BONGO(R) names on a variety of young women's footwear, apparel and fashion products and is a leading designer, distributor and marketer of jeans wear under the BONGO brand through its wholly-owned subsidiary, Unzipped Apparel, LLC ("Unzipped"), which is managed by Sweet Sportswear, LLC ("Sweet") The Company also arranges for the manufacture of footwear products for mass market and discount retailers under the private label brand of the retailer or other trademarks owned or licensed by the Company The Company operates 21 retail stores under the CANDIE'S name through which it sells a full range of CANDIE'S and BONGO licensed products.

Recent Developments

     On May 1, 2003, the Company granted Kenneth Cole Productions, Inc. the exclusive worldwide license to design, manufacture, sell, distribute and market footwear under the BONGO brand. The license agreement expires on December 31, 2007, subject to renewal options for three additional terms of three years each contingent on Kenneth Cole Productions, Inc. meeting certain performance and minimum net sales standards.

     In addition, on May 12, 2003, the Company granted Steven Madden, Ltd. the exclusive worldwide license to design, manufacture, sell, distribute and market footwear under the CANDIE'S brand. The license agreement expires on December 31, 2009, subject to renewal options for four additional terms of three years each contingent on Steven Madden, Ltd. meeting certain performance and minimum net sales standards. The foregoing licensing agreements between the Company and each of Kenneth Cole Productions, Inc. and Steven Madden, Ltd. are collectively referred to in this report as the "Footwear Licenses".

     Prior to executing the Footwear Licenses, a key component of the Company's business was causing the manufacture of footwear under the CANDIE'S and BONGO labels, which products it distributed, sold and marketed in the United States and, to a limited extent, internationally. The effect of the granting of these licenses will be to eliminate the Company's operations as they relate to the production and distribution of women's and girl's footwear. The Company will remain in the business of manufacturing, distributing, selling and marketing jeans wear under the BONGO label through its Unzipped division which is managed by Sweet, licensing the CANDIE'S and BONGO brands for a variety of products, operating retail stores that will continue to sell CANDIE'S footwear, apparel and accessories and to a more limited degree, BONGO footwear, jeans wear and accessories and marketing and selling a variety of men's outdoor boots and casual shoes under private label brands through the Company's wholly owned subsidiary, Bright Star Footwear, Inc. ("Bright Star").

     The Company anticipates shipping its current inventory of CANDIE'S and BONGO footwear for Spring 2003 orders and then turning over its backlogs for CANDIE'S and BONGO footwear for Fall 2003 orders, respectively, to Steven
Madden, Ltd. and Kenneth Cole Productions, Inc. Once the business is transitioned, the Company does not anticipate purchasing, selling, warehousing or distributing any additional footwear inventory, which, along with the resulting reduction in operating expenses as described below, will significantly reduce its borrowing requirements under its existing revolving credit line Pursuant to the CANDIE'S license, Steven Madden Ltd. will supply the Company with CANDIE'S footwear for sale at the Company's retail locations at a price that is a discount off the wholesale price, and Kenneth Cole Productions, Inc. will, pursuant to the BONGO license, supply the Company with BONGO footwear for sale at the Company's retail locations at a price that is a discount off the wholesale price, all of which products are expected to be shipped directly to the retail location in which they will be sold.

     The elimination of the Company's historical footwear operations is also expected to result in the elimination of certain operating costs primarily through a substantial reduction in the Company's footwear operations. The Company also anticipates consolidating its offices into one floor of its New York City office and closing the other floor in New York City, which lease will expire on June 30, 2003. The Company also plans to close its office in Valhalla, New York, and will remain obligated on the Valhalla lease through May 2005, subject to its ability to sublet the space. In connection with the footwear licenses and due to the challenging retail environment, the Company expects to close some or all concepts stores, which are performing below the Company's expectations. In the fourth quarter of Fiscal 2003, the Company took an impairment charge of $2.2 million for the net book value of the leasehold improvements to the concept stores that the Company believes will no longer be utilized in the Company's business. The Company plans to negotiate lease settlements with the various landlords of the concept stores. The aggregate remaining lease obligations for these stores at January 31, 2003, totaled $7.6 million. The estimate of the lease settlements will be recorded in the period(s) the stores are closed.

     The discussion of the Company's historical business set forth below reflects the operations of the Company in effect throughout the fiscal year ended January 31, 2003 ("Fiscal 2003") and thereafter but prior to the execution of the Footwear Licenses discussed above.

Historical Business Operations

     Prior to executing the Footwear Licenses, Candie's, Inc, which was incorporated in Delaware in 1978, and its subsidiaries was in the business of designing, marketing, and distributing fashionable, moderately-priced women's footwear under the CANDIE'S(R) and BONGO(R) brands and jeans wear under the BONGO brand. Through a combination of provocative advertising and marketing, distinctive product design and cross channel retail distribution, the Company has developed the CANDIE'S and BONGO brands into two names that are well-recognized by young, style-conscious women across the United States.

     The core customers for both the CANDIE'S and the BONGO brands are girls and women between the ages of 6 and 25 who are attracted to the brands for their fun image, fashionable designs and moderate prices. These girls and women, who make up the "millenial" generation, are part of a group of nearly 80 million youths and teens. The Company has capitalized on this market by understanding the lifestyle of the target consumer, where she shops, what music she listens to, what movies and television she watches and how she wants to present herself to the world, and then gearing its products to appeal to her sensibilities. In particular, the Company has become known for its high profile marketing partnerships with celebrities in the music and television industries whom the Company believes best represent the fun, irreverent and sexy image of its brands.

     In April 2002, the Company diversified its consolidated business by acquiring BONGO jeans wear, which is operated through its wholly owned subsidiary, Unzipped. Prior to April 2002, the Company sold and marketed BONGO jeans wear through its joint venture with Unzipped and was a 50% equity owner of Unzipped.

     In 1998, the Company began to license the CANDIE'S brand for the purpose of building it into a lifestyle brand serving the millennial generation, and it has granted licenses for CANDIE'S for apparel, including swimwear and intimates, fragrance, eyewear and watches. The Company has also pursued an aggressive licensing strategy for the BONGO brand, and has granted licenses for women's and childrens' knitwear, sportswear and tops, eyewear, handbags, cold weather accessories, belts, socks and hosiery, jewelry and bathing suits.

     In addition, the Company has pursued a retail strategy through the roll out of CANDIE'S concept and outlet stores. The stores are designed to create a distinctive CANDIE'S environment that enhances customer association with the brand, while simultaneously introducing her to a broader variety of CANDIE'S products. The stores also serve as marketing and product testing sites that provide quick product feedback from customers, which the Company believes is an essential part of identifying key trends in the swift-paced world of teenage fashion. The Company currently owns and/or operates 11 concept stores and 10 outlet stores and a web store located at www.candies.com. The Company is contemplating closing some or all of its concept stores which are performing below expectations and, in some cases, are losing money.

     In addition to the CANDIE'S and BONGO footwear businesses and the BONGO jeans wear business, the Company markets and distributes a variety of men's workboots, hiking boots, winter boots, and outdoor casual shoes designed and marketed under private labels through Bright Star, the Company's wholly-owned subsidiary.

Historical Background of the Company and Acquisitions

     The Company began to license the use of the CANDIE'S trademark from New Retail Concepts, Inc. ("NRC") in June 1991, and in March 1993, purchased ownership of the CANDIE'S trademark from NRC together with certain pre-existing licenses of NRC. At the time, NRC was a publicly traded company engaged primarily in the licensing and sublicensing of fashion trademarks and a significant stockholder of the Company NRC's principal stockholder, Neil Cole, was also the Company's President and Chief Executive Officer. Effective August 18, 1998, the Company completed a merger with NRC, with the Company as the surviving entity.

     On September 24, 1998, the Company, through a wholly owned subsidiary, acquired all of the outstanding shares of Michael Caruso & Co, Inc. ("Caruso"). As a result of the transaction, the Company acquired the BONGO and certain other related trademarks and two license agreements for use of the BONGO trademark, both of which licenses have been terminated Prior to the closing of the acquisition, Caruso licensed the BONGO trademark to the Company for use on footwear products, which license was terminated as of the closing of the acquisition.

     On October 7, 1998, the Company formed Unzipped with its then joint venture partner Sweet, for the purpose of marketing and distributing apparel under the BONGO label Candie's and Sweet each had a 50% interest in Unzipped Pursuant to the terms of the joint venture, the Company licensed the BONGO trademark to Unzipped for use in the design, manufacture and sale of jeanswear and certain apparel products for a term ending March 31, 2003.

     On April 23, 2002, the Company acquired the remaining 50% interest in Unzipped from Sweet for consideration consisting of three million shares of the Company's common stock and $11 million which was to be issued in the form of preferred stock. The Company issued the common stock, and in lieu of the preferred stock issued to Sweet an 8% senior subordinated note due in 2012. See

Notes 2 and 14 of the Notes to Consolidated Financial Statements. In connection with the acquisition, Unzipped entered into a Management Agreement with Sweet pursuant to which Sweet is to manage all aspects of Unzipped's business through a term ending on January 31, 2005 In addition, Unzipped entered into a Distribution Agreement with Apparel Distribution Services, LLC ("ADS"), and a Supply Agreement with Azteca Productions International, Inc. ("Azteca"), to distribute and supply products, respectively, on behalf of Unzipped Both ADS and Azteca are controlled by Hubert Guez, who also controls Sweet. Mr Guez is also a member of the Company's Board of Directors and a principal stockholder of the Company. See "Item 13- Certain Relationships and Related Transactions" for certain segment information regarding the Company and Note 13 of Notes to Consolidated Financial Statements for certain segment information regarding the Company.

     Commencing in Fiscal 2003, with the acquisition of Unzipped, the Company's operations are comprised of two reportable segments: footwear and apparel The footwear segment includes Candie's footwear, Bongo footwear, private label footwear, Bright Star, retail stores operations, and licensing The apparel segment includes Bongo jeanswear. See Note 13 of Notes to Consolidated Financial Statements for certain segment information regarding the Company.

Historical Products

     A description of the revenues attributable to the Company's primary products for the periods referred to below and a description of those products are as follows:
                                                Year Ended January 31,
Product                                     2003             2002           2001

CANDIE'S Footwear                      $  73,578        $  71,648       $ 68,730
BONGO Footwear                            13,327           13,614         16,482
BONGO Jeanswear                           55,869                -              -
BRIGHT STAR                               14,009           16,140          9,982
                                ---------------- ---------------- --------------
                                       $ 156,783        $ 101,402       $ 95,194
                                ================ ================ ==============

     CANDIE'S Footwear. The CANDIE'S footwear line, consisting of fashion and casual footwear, was designed primarily for women and girls aged 6-25 The footwear line featured a variety of styles The retail price of CANDIE'S footwear generally ranged from $30 - $85 for women's styles and $25 - $45 for girls' styles This product line includes core products, which were sold year-round, complemented by a broad range of updated styles, which were designed to establish or capitalize on market trends The line was targeted at the better department and specialty store tier.

     BONGO Footwear. The Company designed, marketed and distributed fashion and casual footwear at value price points under the BONGO name for women and girls aged 6-25. The retail prices range from $30-$50 for footwear This product line is targeted for mid-priced department and specialty stores.

     BONGO Jeanswear. The Company designs, markets and distributes fashion jeans wear through Unzipped at value price points under the BONGO name for women aged 12-25 The retail prices range from $25-$50. The product line includes core basic denim products, plus additional fashion items to balance the line The product line was targeted for mid-priced department and specialty stores.

     Private Label. The Company arranges for the manufacture of women's footwear, acting as agent for mass market and discount retailers, primarily under the retailer's private label brand Most of the private label footwear is presold against purchase orders and is backed by letters of credit opened by the applicable retailers. In certain instances the Company receives a commission based upon the purchase price of the products for providing design expertise, arranging for the manufacturing of the footwear, overseeing production, inspecting the finished goods and arranging for the sale of the finished goods by the manufacturer to the retailer. Private label revenues from women's footwear were less than 2% of the Company's revenues for all years presented.

     Bright Star. Bright Star designs, markets and distributes a wide variety of men's branded and unbranded workboots, hiking boots, winter boots and leisure footwear Branded products are marketed under the private label brand names of Bright Star's customers. Bright Star's customer base includes discount and specialty retailers Bright Star's products are generally directed toward the mid-priced and discount markets. The retail prices of Bright Star's footwear generally range from $25 to $70. In addition to the sale, for the majority of orders, Bright Star also earns a commission for its services which in the aggregate are not material. The substantial majority of Bright Star revenues were from private label sales.

     The Company also licenses the CANDIE'S and BONGO brands for a variety of other product categories See "Trademarks and Licensing"

Retail Operations

     The Company pursues its CANDIE'S retail strategy through two retail formats: the concept store and the factory direct outlet. These CANDIE'S stores enable the Company to promote a full line of its products in an attractive environment and offer consumers a wider assortment of products. The stores also serve as marketing and product testing sites that provide the Company with valuable sell-through information. This information enables the sales, merchandising and production staff to respond to market changes, which information can, in turn, be applied to the wholesale business to help to manage inventory in an efficient manner in limiting inventory markdowns and customer returns and allowances. The retail stores also provide an opportunity for the Company to promote its "lifestyle" concept by showcasing its licensed products See "Trademarks and Licensing". While the CANDIE'S stores carry primarily CANDIE'S products, they also carry a broad assortment of BONGO jeans and an increasing array of other licensed BONGO products.

     The Company currently owns 11 concept stores and 3 outlets stores. The Company expects to close some or all of its concept stores which are performing below the Company's expectations and, in some cases, are losing money. In addition the Company operates seven outlet stores through an arrangement with the Casual Male Retail Group ("CMRG"). In February 2002, CMRG licensed the CANDIE'S name from the Company for the purpose of operating CANDIE'S outlet stores. In August 2002, following the assignment of the CANDIE"S trademark to IP Holdings, LLC ("IPH"), the Company's wholly owned subsidiary, IPH entered into a five year retail store license agreement pursuant to which it licensed to CMRG the right to operate outlet stores in the United States and Puerto Rico bearing Candie's name. Thereafter, on or about February 12, 2003, the license with IPH was terminated and the Company entered into an agreement with CMRG whereby the Company agreed to operate seven of the stores for a period of 12 months from February 2, 2003, and CMRG closed or converted the remaining stores. After 12 months the Company has the option to either assume the leases of the stores it is operating, continue to operate the stores for another six months, or return the operations of one or more of the stores to CMRG.

     Retail revenues for the fiscal years ended January 31, 2003, 2002 and 2001 were $10.1 million, $8.2 million and $5.0 million, respectively, or 6.4%, 8.1% and 5.3% of net revenue, respectively

Historical Product Design and Development

     Prior to executing the Footwear Licenses, the Company's principal goal in designing footwear was to generate new and exciting footwear with contemporary and progressive styling that could be offered to consumers at value prices. To accomplish this, the designers must analyze, interpret and translate current and emerging trends. Lifestyle trend information was compiled by designers through various methods including, review of current trends in music, television, movies and apparel, travel to domestic and international fashion markets, consultation with the retail team to confirm selling trends, and participation in major fashion and footwear trade shows to view competition and keep abreast of the market. Critical to this process was the designers' understanding of the CANDIE'S and BONGO brands and the target customer so that all this information could be effectively translated into shoe styles consistent with the CANDIE'S and BONGO image and price points.

     Once the design of a new shoe was completed (including the production of samples), which generally takes approximately one to two months, the shoe was offered for sale to wholesale purchasers. After orders were received by the Company, the acquisition of raw materials, the manufacture of the shoes and the shipment to the customer took approximately one to two additional months.

     Each season, subsequent to the final determination of that season's footwear line by the design team and management (including colors, trim, fabrics, constructions and decorations), members of the design team traveled to the Company's manufacturers to oversee the production of the initial sample lines.

     Unzipped's core competency in designing jeans wear lies in its ability to manufacture and distribute basic denim jeans at a value price point. In addition to the basic styles, Unzipped also produces several "fashion" styles each season to supplement the basics line and ensure that the line continues to develop and be known as a fashion brand. To accomplish this, the jeans wear designers must be able to analyze, interpret and translate current and emerging trends Lifestyle trend information is compiled by apparel designers through various methods including, review of current trends in music, television, movies and apparel, travel to domestic and international fashion markets, consultation with retailers as to sell through of items and to confirm selling trends, and participation in major fashion trade shows to view competition and keep abreast of the market.

     The jeans wear line is shown to key customers 60 - 90 days before deliveries are made for the season, and then production of the jeans wear is keyed off these customers' orders and projections for the season New product is designed six to seven times during the year, with new lines being shown every six to eight weeks In addition, specialty or fashion items are produced between seasons to supplement the lines.

Historical Manufacturing and Suppliers

     The Company did not own or operate any manufacturing facilities.

     Prior to executing the Footwear Licenses, the Company's footwear products were manufactured to its specifications by a number of independent suppliers currently located primarily in China, and to a somewhat lesser degree in Brazil and Italy In Fiscal 2003, approximately 50% of the Company's footwear products were produced in China, 45% were produced in Brazil and 5% in Italy.

     With respect to its footwear suppliers, the Company developed, and sought to develop, long-term relationships with suppliers that could produce a high volume of quality products at competitive prices, but it did not have contracts with any of the factories that produced its footwear. Although the Company did have direct relationships with these suppliers, the Company also relied on its relationships with buying agents who act on behalf of the Company in negotiating with the suppliers, and were responsible for, among other things, selecting manufacturers, monitoring the manufacturing process, inspecting finished goods and coordinating shipments to the Company. The Company paid its buying agents a percentage of the order price of products purchased by the Company. By using suppliers and buying agents rather than manufacturing products itself, the Company was able to maximize production flexibility while avoiding significant capital expenditures, materials and work-in-process inventory and costs of managing a production work force.

     Most raw materials necessary for the manufacture of the Company's footwear were purchased by the Company's suppliers.

     Prior  to  the  start  of  footwear   production,   the  Company  submitted
specifications for products to the buying agent or the factory, who then provided a confirmation sample of each style for inspection by the Company During production, the buying agent made periodic inspections of the products at the factory In addition, the Company made its own inspections. The Company also inspected samples of products that are received at its warehouse.

     The Company negotiates the prices of finished products with its suppliers through its buying agent or directly with the factory. Such suppliers manufacture the products themselves or subcontract the production to other manufacturers or suppliers Finished goods are purchased primarily on an open account basis, generally payable within 5 to 45 days after shipment, and to a lesser extent, with letters of credit The Company protects itself against currency fluctuations by purchasing products in US dollars.

     In Fiscal 2003, the Company used numerous buying agents and suppliers to obtain its footwear products. In Fiscal 2002, Redwood Shoe Corp ("Redwood"), acting as the Company's buying agent, initiated the manufacture of approximately $16 million or 32% of the Company's total footwear purchases as compared to $35 million or 53% in Fiscal 2001. In or about July 2001, the Company discontinued its relationship with Redwood and diversified its relationships with other agents and suppliers in key countries.

     With respect to Unzipped's supply chain for jeans wear, prior to the middle of 2002, Unzipped had manufactured the overwhelming majority of its products at facilities in Mexico that were owned or controlled by Azteca, an entity controlled by Hubert Guez, a member of the Company's Board, who also controls Sweet, the manager of Unzipped See "Item 13-Certain Relationships and Related Transactions". After Unzipped was acquired by the Company in April 2002, Unzipped moved substantially all of its product sourcing from Mexico to Hong Kong, and then, in September 2002, to Vietnam for the purpose of improving its production capabilities and gross margins. Unzipped will continue to source fashion or novelty items in Hong Kong, which locale permits shorter lead times and allows Unzipped to respond to new trends more quickly.

     Azteca acts as the agent for Unzipped, identifying factories and following up with the suppliers throughout the supply chain to be sure that goods are being produced on schedule and in compliance with quality standards The factories themselves purchase the fabric, accessories and trim in conformance with standards provided to them by Azteca.

     Pursuant to the terms of a supply agreement between Unzipped and Azteca, Unzipped, Unzipped shall pay for goods within thirty (30) days afer the invoice date. In that event, however, that sufficient funds are available to Unzipped, Unzipped may, in its discretion, make such payments prior to the end of such period. See "Item 13 - Certain Relationships and Related Transactions".



Tariffs, Import Duties and Quotas

     All footwear products manufactured overseas were subject to United States tariffs, customs duties and quotas. In accordance with the Harmonized Tariff Schedule, the Company paid import duties on its footwear products manufactured outside of the United States at rates ranging from approximately 0% to 48% of its cost, depending on whether the principal component of the product, which varies from product to product was leather or some other material Accordingly, the import duties varied with each shipment of footwear products.

     Unzipped manufactures a portion of its jeans wear in Vietnam Imports from Vietnam are subject to quotas.

     All apparel products manufactured overseas are also subject to United States tariffs, customs and quotas Unzipped pays import duties from 5-18%.

     The Company is unable to predict whether, or in what form, quotas or other restrictions on the importation of its footwear and apparel products may be imposed in the future. Any imposition of quotas or other import restrictions could have a material adverse effect on the Company.

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

Backlog

     The Company had unfilled wholesale customer orders for footwear of $17.2, and $24.0 million, at May 12, 2003 and May 12 , 2002, respectively In connection with the licensing agreements with Steven Madden, Ltd. and Kenneth Cole Productions, Inc. the Company anticipates transferring its current unfilled footwear orders for Fall 2003, totaling $13.9 million, to these two licensees See "Recent Developments" Unzipped had unfilled wholesale customer orders for apparel of $24.4 million and $33.5 million, at May 12, 2003 and May 12, 2002. The Company expects to ship the remaining footwear orders by July 31, 2003 Unzipped expects to ship its backlog by July 2003.

     The amount of unfilled orders at a particular time is affected by a number of factors, including the mix of product, the timing of the receipt and processing of customer orders and scheduling of the manufacture and shipping of the product, which in some instances is dependent on the desires of the customer. Backlog is also affected by a continuing trend among customers to reduce the lead time on their orders Due to these factors, a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

Historical Customers and Sales

     During Fiscal 2003, the Company sold its footwear products to more than 1,100 retail accounts in the United States and Canada consisting of department stores, including Federated Department Stores, Nordstrom and May Company, specialty stores such as Journey's, and numerous other outlets in the United States. Primarily through its Bright Star division, the Company also sold its products to Wal-Mart and other mass merchandisers In Fiscal 2003, Bright Star's sales of private label product to Wal-Mart accounted for $10.1 million or 6.4% of the Company's net revenue, as opposed to Fiscal 2002, in which such sales accounted for $12.6 million in revenue or 12.4% of the Company's net revenue In Fiscal 2001, no individual customer accounted for more than 10% of the Company's net revenues.

     During Fiscal 2003, the Company generated approximately $622,000 in sales to foreign markets, as compared to $2 million in Fiscal 2002 and $2.5 in Fiscal 2001 These sales were primarily generated from Canada. The Company attributes this decline from the prior year to a discontinuation of certain foreign distribution relationships as part of the Company's strategy to build a stronger foundation for expanded business in the future.

     The Company generally required payment for goods by its footwear customers either by letter of credit or by check, subject to collection, within 30 to 60 days after delivery of the goods In certain instances, the Company offered its customers a discount from the purchase price in lieu of returned goods; otherwise, goods could be returned solely for defects in quality, in which event the Company returned the goods to the manufacturer for a credit to the Company's account.

     As of May 12, 2003 the Company utilized the services of eight full time sales persons for footwear, one of whom was an independent contractor who was compensated on a commission basis. The Company emphasizes customer service in the conduct of its operations and maintains a customer service department that processes customer purchase orders and supports the sales representatives by coordinating orders and shipments with customers.

     During Fiscal 2003, Unzipped sold its apparel products to approximately 200 retail accounts in the United States consisting of mid-tier department stores, including JC Penney, Belk and Bonton In Fiscal 2003, no individual customer of Unzipped accounted for more than 10% of the Company's net revenues.

     Unzipped does not sell any products outside the United States.

     Unzipped generally requires payment for goods by its customers either by letter of credit or by check, subject to collection, within 30 to 60 days after delivery of the goods. In certain instances, the Company offers its customers a discount from the purchase price in lieu of returned goods; otherwise, goods may be returned solely for defects in quality, in which event the Company returns the goods to the manufacturer for a credit to the Company's account.

     As of May 12, 2003, Unzipped utilized the services of seven full time sales persons for apparel.

Advertising, Marketing and Website

     The Company believes that advertising to promote and enhance the CANDIE'S and BONGO brands, is an important part of its long-term growth strategy. The Company believes that its innovative advertising campaigns for CANDIE'S featuring celebrities and performers, which have brought it national recognition, have resulted in increased sales and consumer awareness of its branded products Over the past few years, the Company has had successful marketing partnerships with superstars in the music industry such as Destiny's Child, Ashanti, the Dixie Chicks, Brandy, Vanessa Carlton, L'il Kim, Lisa Loeb, Shania Twain and Mark McGrath, and television stars such as Jenny McCarthy, Alyssa Milano and Kelly Osbourne. The Company also believes that its new BONGO campaign, which emphasizes the hip, sexy image of the clothing, will help BONGO to continue to gain market share in the junior jeans wear arena.

     The Company's advertising for CANDIE'S and BONGO appears in fashion magazines such as Cosmopolitan, InStyle and Glamour, and teenage lifestyle magazines such as Young Miss, Teen People and Seventeen, as well as in television commercials, newspapers, on outdoor billboards and on the Internet In addition, the Company has used sweepstakes and radio promotions, often with personal appearances by celebrities, to generate excitement with its consumers.

     The Company maintains a website for the CANDIE'S brand that houses its web store at www.candies.com. The website was launched in October 1999. In April 2000, the Company launched its first e-commerce initiative, a co-branded store to sell the CANDIE'S footwear collection in partnership with Journeys, a leading teen retailer. In November 2001, the Company took over the operation of its web store independently of Journeys. The Company also maintains a website for the BONGO brand at www.bongo.com The Company's footwear products are also featured on customer websites including Nordstrom.com, Zappos.com and Journeys.com.

     The Company also maintains a corporate website that provides financial and background information about the Company located at www.candiesinc.com
Information contained in the candiesinc.com website is not a part of this report.

Trademarks and Licensing

     In August 2002, the Company formed IPH for the purpose of issuing in a private placement, $20 million of asset-backed notes secured by intellectual property assets (trade names, trademarks and license payment thereon). See Note 5 of Notes to Consolidated Financial Statements. In connection with this transaction, the Company assigned its CANDIE'S and BONGO trademarks to IPH IPH, in turn, licensed the right to use the CANDIE'S and BONGO trademarks back to the Company for use on footwear, and to Unzipped, the Company's wholly owned subsidiary, for use on jeans wear.

     As a result of the assignment, IPH owns federal registrations or has pending federal registrations in the United States Patent and Trademark Office for CANDIE'S and BONGO in both block letter and logo formats, as well as a variety of ancillary marks for use on footwear, apparel, fragrance, handbags, watches and various other goods and services In addition, from time to time, IPH registers certain of its trademarks in other countries and regions including Canada, Europe, South and Central America and Asia.

     IPH regards the trademarks and other intellectual property rights that it owns and uses as valuable assets and intends to defend them vigorously against infringement. There can be no assurance, however, that the CANDIE'S or BONGO trademarks, or any other trademark that IPH owns or uses, does not, and will not, violate the proprietary rights of others, that any such trademark would be upheld if challenged, or that IPH would, in such an event, not be prevented from using such trademarks, which event could have a material adverse effect on IPH and the Company. In addition, there can be no assurance that IPH will have the financial or other resources necessary to enforce or defend an infringement action.

     The Company continues to own other registered and unregistered trademarks that it does not consider to be material to its current operations.

     In connection with the formation of and assignment of its intellectual property to IPH, the Company also assigned all of its license agreements for the CANDIE'S and BONGO trademarks to IPH. The Company, as manager of IPH's licensing program, has pursued and intends to pursue licensing opportunities for the CANDIE'S and BONGO trademarks as an important means for reaching the targeted consumer base, increasing brand awareness in the marketplace and generating additional income Potential licensees are subject to a selective process performed by the Company's management. The Company has granted licenses for the CANDIE'S trademark for use on apparel, including swimwear and intimates, fragrance, eyewear and watches, and for the BONGO trademark on women's and kids' tops, sportswear and knitwear, cold weather accessories, socks and hosiery,
handbags,  jewelry,  and  bathing  suits  See  "Recent  Developments",   for  a
description of the recent Footwear Licenses granted by the Company, through IPH, with respect to CANDIE'S and BONGO brands for footwear design, manufacturing, marketing, sales and distribution.

     IPH will only enter into licensing agreements with additional parties if it and the Company believe that the prospective licensee has the requisite quality standards, understanding of the brand, distribution capabilities, experience in a respective business and financial stability, and that the proposed product can be successfully marketed. Each license requires the licensee to pay to IPH royalties based upon net sales, and for the majority of the licenses there is the requirement that the licensee pay guaranteed royalties in the event that net sales do not reach certain specified targets. The licenses also require the licensee to either pay directly to the Company or to spend certain minimum amounts to advertise and market the CANDIE'S or BONGO brand, as applicable. All the licenses contain strict provisions for IPH to preview and approve product, packaging and any presentation of the brand, which provisions IPH believes are critical to maintaining the strength and integrity of its brands.

     In August 2002, IPH entered into a five year retail store license agreement pursuant to which it licensed Casual Male Retail Group ("CMRG") the right to open outlet stores in the United States and Puerto Rico bearing the CANDIE'S name. In February 2003, IPH and CMRG terminated that license, and thereafter, the Company entered into an agreement with CMRG whereby the Company agreed to operate seven of the outlet stores for a period of one year. After 12 months the Company has the option to either assume the leases of the stores it is operating, continue to operate the stores for another six months, or return the operations of one or more of the stores to CMRG

     The Company had a license agreement with Wal-Mart, which expired in July 2002, with respect to the NO EXCUSES trademark There are no plans to renew the license.

Historical Competition

     The footwear industry is extremely competitive in the United States and prior to executing the Footwear Licenses the Company faced substantial competition in each of its footwear product lines from, among other brands, Skechers, Steven Madden and Aldo. In general, competitive factors include quality, price, style, name recognition and service In addition, the presence in the marketplace of various fashion trends and the limited availability of shelf space can affect competition. Many of the Company's competitors have substantially greater financial, distribution, marketing and other resources than the Company and have achieved significant name recognition for their brand names. With respect to royalty payments resulting from the Footwear Licenses, the Company will be substantially dependent on the ability of such licensees to compete successfully with other companies marketing these types of footwear products, of which there can be no assurance.

     The apparel and jeans wear industry is extremely competitive in the United States and Unzipped faces substantial competition in each of its product lines from, among other brands, LEI, Mudd and Paris Blues. In general, competitive factors include quality, price, style, name recognition and service In addition, the presence in the marketplace of various fashion trends and the limited availability of shelf space can affect competition. Many of Unzipped's competitors have substantially greater financial, distribution, marketing and other resources than the Company and have achieved significant name recognition for their brand names There can be no assurance that Unzipped will be able to compete successfully with other companies marketing these types of footwear products.

Employees

     As of May 12, 2003, the Company employed a total of 253 persons in its corporate, Unzipped and retail operations, 130 of whom are full-time employees and 123 of whom are part-time employees. Of these employees, 7 are employed in the Unzipped division, 4 of the Company's employees are executives and the remainder are management, sales, marketing, product development, administrative, customer service and retail store personnel None of the Company's employees are represented by a labor union. The Company also utilizes the services of one independent contractor who is engaged in sales and several consultants in the advertising and MIS areas The Company considers its relations with its employees to be satisfactory.


Item 2.  Properties

     The Company currently occupies approximately 13,500 square feet of office space at 400 Columbus Avenue, Valhalla, New York, 10595, pursuant to a lease, that expires on May 31, 2005. The monthly rental expense pursuant to the lease is approximately $25,000 per month depending on the Company's use of electricity See "Recent Developments". The Company also occupies showrooms and offices on the 5th, 6th and 14th floors at 215 W 40th Street, New York, New York. As of June 1, 2003, however, the Company is vacating the 5th floor and is planning on entering into a new two year lease for each of the 6th and 14th floors. The old lease for the 5th and 6th floors provided for monthly rental of $19,280 for both floors, and a monthly rental of $10,833 for the 14th floor. The new lease has an annual rental of $125,000 for the 6th floor and an annual rental of $90,000 for the 14th floor.

     The Company also pays rent on 21 domestic retail store leases. There are 11 concept stores located along the northeastern corridor and 10 outlet stores located on the east and west coasts, seven of which are being operated by the Company pursuant to an agreement with CMRG. See Item 1 - Retail Operations. The aggregate rental payment for these properties during Fiscal 2003 was $2.2 million The aggregate rental payment for store leases in Fiscal 2002 was $1.4 million.

     The leases for the retail stores other than those that are being operated pursuant to the agreement with CMRG expire at various times between 2007 and 2010. In addition to specified monthly rental payments, additional rent at all shopping mall locations is based on percentages of annual gross sales of the retail store exceeding certain and proportionate amounts of monthly real estate taxes, utilities and other expenses relating to the shopping mall.

Item 3.  Legal Proceedings

     In April 2003 the Company settled the Securities and Exchange Commission's ("SEC") previously disclosed investigation of the Company regarding matters that have been under investigation by the SEC since July 1999 and that were also the subject of a previously disclosed internal investigation completed by a Special Committee of the Board of Directors of the Company.

     In connection with the settlement the Company, without admitting or denying the SEC's allegations, consented to the entry by the SEC of an administrative order in which the Company was ordered to cease and desist from committing or causing any violations and any future violations of certain books and records, internal controls, periodic reporting and the anti-fraud provisions of the Securities Exchange Act of 1934 and the anti-fraud provisions of the Securities Act of 1933.

     In November 2001 the Company settled a litigation filed in December 2000 in the United States District Court for Southern District of New York, by Michael Caruso, as trustee of the Claudio Trust and Gene Montasano (collectively, "Caruso") The settlement agreement between the Company and Caruso provides for the Company to pay to Caruso equal quarterly payments of $62,500, up to a maximum amount of $1 million, over a period of four years. However, the Company's obligation to make these quarterly payments will terminate in the event that the last daily sale price per share of the Company's common stock is at least $4.98 during any ten days in any thirty day period within such four year period with any remaining balance to be recognized as income. The Company recognized a charge to income of $857,000 during the quarter ended January 31, 2002, representing the discounted fair value of the future payments to Caruso referred to above.

     In May 1999, the Company entered into a $3.5 million master lease and loan agreement with OneSource Financial Corp, which assigned to Banc One Leasing Corporation ("BOLC") all of its rights and interests under the agreement, including all rights to the rent and other payments due and to become due under the agreement from July 1, 1999 through the end of the term of the agreement The outstanding loan balance as of January 31, 2002 was $1.3 million. On June 10, 2002 the Company was sued by BOLC in the Franklin County Court of Common Pleas
(Ohio) to recover on an accelerated basis certain capitalized lease payments which otherwise would have been due in various installments through April 2003 On October 7, 2002, the parties reached a settlement agreement, and the case was dismissed with prejudice. The Company paid BOLC $11 million, of which $346,000 was in excess of the recorded amount of the debt The $346,000 was recorded as interest expense.

     In January 2002, Redwood, one of the Company's former buying agents and a supplier of footwear to the Company, filed a complaint in the United States District Court for the Southern District of New York, alleging that the Company breached various contractual obligations to Redwood and seeking to recover damages in excess of $20 million and its litigation costs. The Company filed a motion to dismiss certain counts of the complaint based upon Redwood's failure to state a claim, in response to which Redwood has filed an amended complaint. The Company also moved to dismiss certain parts of the amended complaint. The magistrate assigned to the matter granted, in part, the Company's motion to dismiss, and this ruling is currently pending before the District Court. The Company intends to vigorously defend the lawsuit, and file counterclaims against Redwood after the District Court rules on the pending motion to dismiss In addition, the Company has recently moved for summary judgment with respect to another of the claims asserted by Redwood in the Amended Complaint.

     From time to time, the Company is also made a party to certain litigation incurred in the normal course of business. While any litigation has an element of uncertainty, the Company believes that the final outcome of any of these routine matters will not have a material effect on the Company's financial position or future liquidity. Except as set forth herein, the Company knows of no material legal proceedings, pending or threatened, or judgments entered, against any director or officer of the Company in his capacity as such.

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------
         None

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     The Company's Common Stock has traded on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") since January 22, 1990 (under the symbol "CAND") The following table sets forth, for the indicated periods, the high and low sales prices for the Company's Common Stock as reported by NASDAQ:

                                               High             Low

Fiscal Year Ended January 31, 2003
         Fourth Quarter                       $1.65             $0.88
         Third Quarter                         3.50              0.80
         Second Quarter                        5.28              2.74
         First Quarter                         3.58              2.04

Fiscal Year Ended January 31, 2002
         Fourth Quarter                       $3.07             $1.85
         Third Quarter                         3.50              1.70
         Second Quarter                        2.70              1.40
         First Quarter                         2.05              1.09


     As of May 12, 2003 there were approximately 3,440 holders of record of the Company's Common Stock.

     The Company has not paid cash dividends on its common stock since its inception. The Company anticipates that for the foreseeable future, earnings, if any, will be retained for use in the business or for other corporate purposes, and it is not anticipated that any cash dividends will be paid by the Company in the foreseeable future Cash dividends are subject to approval by CIT Commercial Services, the Company's lender.

     During the fiscal quarter ended January 31, 2003 the Company issued ten-year options to its non-employee Board members to purchase an aggregate of 100,000 shares of the Company's Common Stock at exercise prices of $1.18 per share The foregoing options were acquired by the holders in transactions exempt from registration by virtue of either Sections 2(a) (3) or 4(2) of the Securities Act of 1933.

See Item 12 - "Securities Ownership of Certain Beneficial Owners and Management-Equity Compensation Plans" for certain information concerning securities issued under the Company's equity compensation plans


Item 6.  Selected Financial Data

                       Selected Historical Financial Data
                (in thousands, except earnings per share amounts)

     The following table presents selected historical financial data of the Company for the periods indicated. The selected historical financial information is derived from the audited consolidated financial statements of the Company referred to under item 8 of this Annual Report on Form 10-K, and previously published historical financial statements not included in this Annual Report on Form 10-K The following selected financial data should be read in conjunction with Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements, including the notes thereto, included elsewhere herein.

                                                                   Year Ended January 31,
                                      2003            2002           2001           2000           1999
                                      ----            ----           ----           ----           ----

Operating Data *:
----------------
Net revenue                          $156,783         $101,402       $95,194        $93,747         $115,069
Operating (loss) income                 (961)(1)       (1,545)(1)    (7,174)(1)    (22,862)(1)           786
Net (loss)                            (3,945)          (2,282)       (8,200)       (25,176)            (641)
(Loss) per share:
   Basic                              $(0.17)          $(0.12)       $(0.43)        $(1.41)          $(0.04)
   Diluted                             (0.17)           (0.12)        (0.43)         (1.41)           (0.04)
Weighted average number of common
  shares outstanding:
   Basic                               23,681           19,647        19,231         17,798           15,250
   Diluted                             23,681           19,647        19,231         17,798           15,250



                                              At January 31,
                           2003        2002        2001        2000        1999
                           ----        ----        ----        ----        ----
Balance Sheet Data *:
--------------------

Current assets           $51,816     $22,730     $23,772     $32,799     $45,216

Total assets             103,437      50,670      50,370      64,058      74,600

Long-term debt            28,505         638       1,153       1,848         271

Total stockholders'
  equity                  29,011      23,519      24,745      32,948      51,849



* As of May 1, 2002, the operating results of Unzipped, the Company's Bongo jeanswear business, have been consolidated Thus, operating results in Fiscal 2003 are not comparable to prior years.

(1) Includes special charges of $3,566 in Fiscal 2003, $1,791 in Fiscal 2002, $2,674 in Fiscal 2001, and $11,002 in Fiscal 2000 See Notes 4 and 8 of the Notes to Consolidated Financial Statements.

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

     Such factors include, but are not limited to, uncertainty regarding continued market acceptance of current products and the ability to successfully develop and market new products particularly in light of rapidly changing fashion trends, the impact of supply and manufacturing constraints or difficulties relating to the Company's dependence on foreign manufacturers and suppliers, uncertainties relating to customer plans and commitments, the ability of licensees to successfully market and sell branded products, competition, uncertainties relating to economic conditions in the markets in which the Company operates, the ability to hire and retain key personnel, the ability to obtain capital if required, the risks of litigation and regulatory proceedings, the risks of uncertainty of trademark protection, the uncertainty of marketing and licensing acquired trademarks and other risks detailed below and in the Company's other SEC filings, and uncertainty associated with the impact on the Company in relation to recent events discussed above in this report.

     The words "believe", "expect", "anticipate", "seek" and similar expressions identify forward-looking statements Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date the statement was made.

General Introduction

Critical Accounting Policies:

     During Fiscal 2003, the Company adopted certain new accounting standards issued by FASB, as described below and summarized in Note 1 of the Notes to Consolidated Financial Statements The adoption of these new accounting standards did not have a significant impact on the Company's financial position or results of operations in Fiscal 2003.

     Several of the Company's accounting policies involve management judgments and estimates that could be significant. The policies with the greatest potential effect on the Company's results of operations and financial position include the estimate of reserves to provide for the collectibility of accounts receivable and the recovery value of inventory. For accounts receivable, the Company estimates the net collectibility considering historical, current and anticipated trends of co-op advertising deductions, operational deductions taken by customers, markdowns provided to retail customers to effectively flow goods through the retail channels, and the possibility of non-collection due to the financial position of customers. For inventory, the Company estimates the amount of goods that it will not be able to sell in the normal course of business and writes down the value of these goods to the recovery value expected to be realized through price reductions and close-outs.

     The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period The Company reviews all significant estimates affecting the financial statements on a recurring basis and records the effect of any adjustments when necessary.

     Revenue is recognized upon shipment with related risk and title passing to the customers. Estimates of losses for bad debts, returns and other allowances are recorded at the time of the sale. Distribution charges to customers and related expenses for the years ended January 31, 2003, 2002, and 2001 amounted to $326,000, $300,000, and $311,000, respectively, are each included in selling, general and administrative expenses.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which changed the accounting for goodwill from an amortization method to an impairment-only approach. Upon the Company's adoption of SFAS No. 142 on February 1, 2002, the Company ceased amortizing goodwill As prescribed under SFAS No. 142, the Company had goodwill tested for impairment during Fiscal 2003, and no impairments were necessary.

     Impairment losses are recognized for long-lived assets, including certain intangibles, used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are not sufficient to recover the assets' carrying amount Impairment losses are measured by comparing the fair value of the assets to their carrying amount.

     Other significant accounting policies are summarized in Note 1 of the Notes to Consolidated Financial Statements.

Recent Developments:

     As a result of the Company's grant of the Footwear Licenses, there will be a material impact on the Company's net revenues, operating expenses, profits and liquidity, including interest expense. Commencing in the fiscal quarter ending July 31, 2003 the change in the footwear business will result in substantial reductions in net sales, net revenues and operating expenses and substantial increases in licensing income when compared to the comparable prior year's periods.

     Prior to granting the Footwear Licenses, with respect to its footwear business pursuant to which it imported and sold footwear to customers, the Company purchased all of its footwear inventory from various suppliers, and took title to that inventory prior to selling it to its customers. The Company's cash requirements and borrowings under its Credit Facility therefore fluctuated from time to time, due to, among other factors, seasonal requirements including the timing of receipt of merchandise. As a result of the licensing of its footwear operations, the Company will no longer need to borrow from its Credit Facility to finance purchases of footwear and therefore its interest expense is expected to significantly decrease. The Company's revenues will also decrease substantially, as it will no longer recognize revenues from the sale of its footwear. The Company is expecting a substantial increase in its licensing income resulting from certain guaranteed payments under the Company's Footwear Licenses.

     In addition, the Company is expecting to eliminate a substantial portion of its operating expenses, resulting primarily from the elimination of operations relating to the former design, development, importing, distribution and sale of footwear. The Company is also planning on closing its offices in Valhalla, New York, and a floor of its offices in New York City and consolidating to approximately 5,000 square feet in New York City. The Company will remain obligated on the Valhalla lease through May 2005, subject to its ability to sublet the space.

     Due to the anticipated decreases in operating expenses and increases in licensing income, the Company is projecting that its change from a manufacturer/distributor of footwear to a licensor of footwear manufacturing and distribution rights will result in an increase in net profits after giving effect to certain charges relating to the transition from manufacturing and distributing footwear products to licensing such rights and the expected closing of certain retail stores.

Summary of Operating Results:

     The Company had a net loss of $3.9 million for Fiscal 2003 Of this amount, $3.6 million was attributable to special charges and $3.4 million of interest expense.

     The Company's special charges in Fiscal 2003 included an impairment loss and a provision for anticipated lease termination obligations of $3.1 million resulting from the closing of certain retail stores, $298,000 of special legal cost related to prior year legal matters, and $145,000 related to severance pay of certain employees See Note 4 of the Notes to Consolidated Financial Statements".

     The Company's operating loss was $961,000 in Fiscal 2003, a decrease of $584,000 from $1.5 million in Fiscal 2002 due primarily to $2.5 million of income from the jeanswear segment.

     As of May 1, 2002, the operating results of Unzipped, the Company's Bongo jeanswear business, have been consolidated Thus, operating results in Fiscal 2003 are not comparable to Fiscal 2002.


Results of Operations

Fiscal 2003 Compared to Fiscal 2002

     Revenues. During Fiscal 2003, net sales increased from Fiscal 2002 by $55.3 million to $151.6 million. Included in this change was a decrease in footwear net sales from $96.3 million in Fiscal 2002 to $95.8 million in Fiscal 2003 and an increase of $55.8 million resulting from the inclusion of Unzipped's results in the Fiscal 2003 period. Wholesale women's footwear sales increased by $1.5 million, or 1.9%. Of this amount, sales of Candie's branded women's footwear increased by $821,000, or 1.4% from the prior year. Additionally, there was an increase of $211,000 in sales of Bongo branded women's footwear, or 1.7%, reflecting initial results of a refocus on Bongo footwear and a leveraging of the current consumer acceptance of the Bongo brand resulting from Bongo jeanswear sales. Kids' footwear sales increased $1.9 million, or 25.2%, due to a change in distribution channel to include independent retailer in addition to department and specialty stores in the kids' footwear area. There was a decrease in unbranded sales of $1.4 million or 81.7%, reflecting the Company's focus on branded product. Deductions for returns and allowances for the wholesale women's footwear business increased $1.7 million, or 24.8%. Expressed as a percentage of landed wholesale sales, deductions for returns and allowances increased by 140 basis points to 13.4% from 12.0%, reflecting the weak retail environment in the second half of the year and an increase in promotional activity for the Company's footwear. Deductions for returns and allowances for Unzipped were $3.6 million, or 6.1% of its gross sales during Fiscal 2003. In addition, sales at Candie's retail stores increased by $1.4 million, or 16.6%, as a result of new locations added in Fiscal 2003, partially offset by a decrease in comparable stores sales of 9.3%. Men's private label division revenues decreased $2.1 million or 13.2% primarily as a result of significantly reduced sales to K-Mart, which is retrenching as a result of its bankruptcy filing and associated store closings.

     Licensing income increased $65,000 to $5.14 million for Fiscal 2003 from $5.08 million in the prior year. Comparable licensing income increased $902,000, as Fiscal 2002 licensing income included $1.3 million of royalties from Unzipped vs. $414,000 for the first quarter of Fiscal 2003, which royalty payment ceased with the Company's acquisition of the remaining interest in Unzipped on April 23, 2002. Also included in licensing income for Fiscal 2003 was $268,000 paid by a licensee to terminate its license with the Company.

     Gross Profit. Gross profit increased by $9.6 million to $40.5 million in Fiscal 2003 from $30.9 million in the prior year. Unzipped's gross profit was $9.7 million, or 17.3 % of net revenues. Gross profit for the footwear business decreased by $116,000 to $30.8 million, primarily as a result of the decrease in sales. As a percentage of net revenues, footwear gross profit margin increased by 5 basis points to 30.52% from 30.47% in the prior year. The increase is primarily attributable to (i) higher initial markup on wholesale sales, offset by the increase in deductions in sales returns and allowances and (ii) an increase in retail sales that have higher gross profit margins offset by lower comparative gross profit on such sales.

     Operating Expenses. During Fiscal 2003, consolidated selling, general and administrative expenses increased by $7.2 million to $37.9 million. Of this amount, $6.5 million was attributable to the operations of Unzipped. Selling, general and administrative expenses related to the Company's retail operations increased by $2.0 million as the Company expanded its retail store base with five new store openings (and three store closings) during Fiscal 2003. Expense reductions of $1.6 million in the Company's wholesale and corporate operations partially offset the increases resulting from the retail expansion.

     For Fiscal 2003, the Company's special charges included an impairment loss and lease obligation of $3.1 million resulting from of the closing of certain retail stores, $298,000 of special legal costs related to prior year legal matters, and $145,000 related to severance pay for certain terminated employees. For Fiscal 2002, the Company's special charges included a gain of $188,000 on the sale of a retail store, less charges of $383,000 related to the securing of new financing arrangements and establishing the entities necessary to implement certain financing structures, $857,000 to settle a shareholder lawsuit and $389,000 of special legal costs.

     Operating Income (Loss). As a result of the foregoing, the Company's net operating loss decreased to $961,000 for Fiscal 2003, compared to an operating loss of $1.5 million for Fiscal 2002.

     Interest Expense. Interest expense in Fiscal 2003 increased by $2.2 million to $3.4 million. Included in the interest expenses were $846,000 from the operations of Unzipped, and $660,000 from the 8% senior subordinated note issued in connection with the Unzipped acquisition. See Note 2 of the Notes to Consolidated Financial Statements. Interest expense in Fiscal 2003 associated with the asset backed notes issued by IPH, a subsidiary of the Company was $692,000. See Note 5 of the Notes to Consolidated Financial Statements. $346,000 of interest expenses was an adjustment of interest payment associated with a $3.5 million master lease and loan agreement with Bank One Leasing Corp. in connection with a litigation settlement. See Note 5 of the Notes to Consolidated Financial Statements. Net interest expense in footwear decreased by $214,000 to $828,000 from $1.0 million, excluding $133,000 interest expense paid to Bank One Leasing Corp. in the prior year. The net interest expense decrease in footwear resulted from lower average interest rates and lower average outstanding borrowing as compared with the prior year period.

     Equity (Income) Losses in Joint Venture. During the quarter ended April 30, 2002, the Company eliminated the remaining $250,000 liability in connection with the acquisition of Unzipped. During Fiscal 2002, the Unzipped joint venture had audited net income of $1.9 million. As the Company suspended booking its share of prior Unzipped losses in Fiscal 2001, it did not record its share of Unzipped's 2002 net income of $950,000. In March 2002, the Company was released from its $500,000 guarantee of Unzipped's indebtedness. Accordingly, the Company reduced its liability to Unzipped and recorded $500,000 as a reversal of joint venture losses at January 31, 2002. On April 23, 2002, the Company acquired the remaining 50% interest in Unzipped from Sweet for 3 million shares of the Company's common stock and $11 million in debt. See Note 2 of the Notes to Consolidated Financial Statements.

     Income Tax Benefit. In Fiscal 2003, the Company recorded $139,000 of federal income tax benefits resulting from the utilization of net operating losses from prior years, due to changes in the tax laws. No tax expense other than state taxes was recorded for Fiscal 2003, 2002 and 2001, due to operating losses incurred. In Fiscal 2002, the Company recorded $62,000 of income tax provision, consisting of statutory minimum taxes. The Company has a net deferred tax asset of approximately $3.6 million that management believes will be recoverable from profits to be generated over the next few years. The valuation allowance of $14.8 million represents amounts that cannot be assured of recoverability. See Note 12 of the Notes to Consolidated Financial Statements.

     Net Loss. As a result of the foregoing, the Company sustained a net loss of $3.9 million, compared to a net loss of $2.3 million for Fiscal 2002.

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

     Gross Profit. Gross profit increased by $4.8 million to $30.9 million in Fiscal 2002 or 18.4% from $26.1 million in the prior year. As a percentage of net revenues, gross profit margin increased to 30.5% from 27.4% in the prior year. The increase is primarily attributable to higher initial markup on wholesale sales, reductions in sales returns and allowances, an increase in retail sales that have higher gross profit margins and an increase in licensing income.

     Operating Expenses. During Fiscal 2002, selling, general and administrative expenses were unchanged at $30.6 million. Selling, general and administrative expenses related to the Company's retail operations increased by $1.3 million as the Company expanded its retail store base with five new store openings (and two store closings) during Fiscal 2002. Expense reductions of $1.3 million in the Company's wholesale and corporate operations offset the increases resulting from the retail expansion.

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

     Equity (Income) Losses in Joint Venture. The Unzipped joint venture had audited net income of $1.9 million for Fiscal 2002. As the Company suspended booking its share of prior Unzipped losses in Fiscal 2001, it did not record its share of Unzipped's 2002 net income of $950,000. In March 2002, the Company was released from its $500,000 guarantee of Unzipped's indebtedness. Accordingly, the Company reduced its liability to Unzipped and recorded $500,000 as a reversal of joint venture losses at January 31, 2002. On April 23, 2002, the Company acquired the remaining 50% interest in Unzipped from Sweet for 3 million shares of the Company's common stock and $11 million in preferred stock. The Company is required to redeem the preferred stock in 2012. See Note 2 of the Notes to Consolidated Financial Statements.

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

Liquidity and Capital Resources

     Working Capital. Working capital (current assets less current liabilities) increased by $9.7 million to $5.9 million at January 31, 2003 from a $3.8 million deficit at January 31, 2002, resulting primarily from the Company's new $20 million debt financing in Fiscal 2003.

     The Company continues to rely upon trade credit, revenues generated from operations, especially private label and licensing activity, as well as borrowings from under its revolving loans to finance its operations Net cash used in operating activities totaled $9.9 million in Fiscal 2003, as compared to net cash provided of $240,000 in Fiscal 2002.

     Capital expenditures Capital expenditures were $1.7 million for Fiscal 2003 as compared to $2.6 million for the prior year. The current year capital expenditures include net retail store additions of $1.3 million, the acquisition of data processing software and equipment, and website development costs of $323,000, and the remainder consisting primarily of office additions. As a result of the Company's grant of the license to design, manufacture, sell, distribute and market footwear under the BONGO brand to Kenneth Cole Productions Inc. and the CANDIE'S brand to Steven Madden Ltd, the Company does not anticipate any significant capital expenditures in Fiscal 2004.

     Financing Activities Financing activities provided $133 million during Fiscal 2003. Of this amount, $20 million was provided from a private placement by IPH of asset-backed notes secured by intellectual property assets (tradenames, trademarks and license payments). The notes are subject to a liquidity reserve account of $2.9 million (reflected as restricted cash in the accompanying balance sheet), funded from the proceeds of the notes and $1.7 million of related costs were incurred in Fiscal 2003 in the private placement. In addition, $1.2 million was provided from the proceeds of the exercise of stock options and warrants. The Company used $1.3 to reduce its revolving notes payable to its factors, $1.7 million to reduce long-term debt, and $192,000 to purchase Company common stock on the open market.

     Matters Pertaining to Unzipped. On April 23, 2002, the Company acquired the remaining 50% interest in Unzipped from Sweet for 3 million shares of the Company's common stock and $11 million in debt evidenced by an 8% senior subordinated note due 2012. In connection with the acquisition, the Company has entered into a management agreement with Sweet for a term ending January 31, 2005, which provides for Sweet to manage the operations of Unzipped in return for a management fee, commencing in Fiscal 2004, based upon certain specified percentages of net income that Unzipped achieves during the three-year term. In addition, Sweet guarantees that the net income, as defined, of Unzipped shall be no less than $1.7 million for each year during the term commencing in Fiscal 2004. See Note 2 of Notes to Consolidated Financial Statements.

     In connection with its acquisition of Unzipped, the Company had agreed that on or before February 1, 2003, it would pay Azteca for all receivables due from Unzipped for purchases of product that were more than 30 days past due and any amount remaining under a $5 million subordinated loan between Unzipped and
Azteca. Management of the Company believes that it has fulfilled these acquisition related obligations. At January 31, 2003, the total amount due to Azteca and related parties from Unzipped was $6.2 million, all of which, in the opinion of Company management, constitutes accounts payable less than 30 days past due. Management of the Company also believes that the subordinated note has been paid in full. However, because of a dispute with Azteca and Sweet as to the terms for merchandise supplied by Azteca to Unzipped under the Supply Agreement and resulting application of payments from Unzipped to invoices and the subordinated note, Azteca believes that the total of $5.9 million due to it is comprised of $697,000 of accounts payable less than 30 days past due, $171,000 of interest and $5 million due on the subordinated note. In that event, the Company would be obligated under the Unzipped acquisition agreement to repay Azteca the $5 million that Azteca believes is due on the subordinated note. The interest accrual of $171,000 due to Azteca on the subordinated note is also in dispute. This amount has been included in interest expense for the year ended January 31, 2003.

     In connection with the acquisition of Unzipped, the Company agreed to file and have declared effective a registration statement with the SEC for the 3 million shares of the Company's common stock issued to Sweet. The terms of this agreement provided that in the event the registration statement was not declared effective by April 23, 2003, the Company would be required to pay $82,500 to Sweet as a penalty and thereafter be required to pay $82,500 per calendar quarter for each calendar quarter thereafter in which the registration statement has not been effective for more than 30 days of such calendar quarter. A registration statement has been filed but has not yet been declared effective.

     Current Revolving Credit Facility. On January 23, 2002, the Company entered into a three-year $20 million credit facility ("the Credit Facility") with CIT Commercial Services ("CIT") replacing its arrangement with Rosenthal & Rosenthal, Inc. ("Rosenthal"). Borrowings under the Credit Facility are formula based and originally included a $5 million over advance provision with interest at 1.00% above the prime rate. In June 2002, the Company agreed to amend the Credit Facility to increase the over advance provision to $7 million and include certain retail inventory in the availability formula. Borrowings under the amended Credit Facility bear interest at 1.5% above the prime rate.

     At January 31, 2003, borrowings under the Credit Facility totaled $8.4 million and availability under the formula was $995,000.

     Unzipped had a credit facility with Congress Financial Corporation ("Congress"). Under the facility as amended, Unzipped was entitled to borrow up to $15 million under revolving loans until September 30, 2002. The facility was further amended to extend its expiration on a month-to-month basis through January 31, 2003. Borrowings under the facility were limited by advance rates against eligible accounts receivable and inventory balances, as defined. The borrowings under the facility bore interest at the lender's prime rate or at a rate of 2.25% per annum in excess of the Eurodollar rate. At January 31, 2003, Unzipped's borrowings totaled $13.2 million under the revolving credit agreement with Congress and the availability under the formula was $715,000,

     On February 25, 2003 Unzipped entered into a two-year $25 million credit facility ("the Unzipped Credit Facility") with GE Capital Commercial Services, Inc. ("GECCS") replacing its arrangement with Congress. Borrowings are limited by advance rates against eligible accounts receivable and inventory balances, as defined. Under the facility, Unzipped may also arrange for letters of credit in an amount up to $5 million. The borrowings bear interest at a rate of 2.25% per annum in excess of the 30 day Commercial Paper rate or 3%, whichever is greater.

     Borrowings under the facility are secured by substantially all of the assets of Unzipped. In addition, Unzipped has agreed to subordinate $3.9 million of its accounts payable to Azteca Productions to GECCS. Unzipped is also required to meet certain financial covenants including tangible net worth minimums and a fixed charge coverage ratio, as defined.

     Bond Financing. In August 2002 IPH, an indirect wholly owned subsidiary of the Company, issued in a private placement $20 million of asset-backed notes secured by intellectual property assets (tradenames, trademarks and license payments thereon). The notes have a 7-year term with a fixed interest rate of 7.93% with quarterly principal and interest payments of approximately $859,000. The notes are subject to a liquidity reserve account of $2.9 million, funded by a deposit of a portion of the proceeds of the notes. The net proceeds of $16.2 million were used to reduce amounts due by the Company under its existing revolving credit facilities. Concurrently with this payment, the Credit Facility was further amended to eliminate the over advance provision along with certain changes in the availability formula. Costs incurred to obtain this financing totaled approximately $2.4 million which have been deferred and are being amortized over the life of the debt.

     In May 1999, the Company entered into a $3.5 million master lease and loan agreement with OneSource Financial Corp, which assigned to Banc One Leasing Corporation ("BOLC") all of its rights and interests under the agreement, including all rights to the rent and other payments due and to become due under the agreement from July 1, 1999 through the end of the term of the agreement. The agreement required the Company to collateralize property and equipment of $1.9 million with the remaining balance considered to be an unsecured loan. The term of the agreement was four years at an effective annual interest rate of 10.48%. The outstanding loan balance as of January 31, 2002 was $1.3 million. On June 10, 2002 the Company was sued by BOLC in the Franklin County Court of Common Pleas (Ohio) to recover on an accelerated basis certain capitalized lease payments which otherwise would have been due in various installments through April 2003. On October 7, 2002, the parties reached a settlement agreement, and the case was dismissed with prejudice. The Company paid BOLC $1.1 million, of which $346,000 was in excess of the recorded amount of the debt. The $346,000 was recorded as interest expense.

     The Company's cash requirements fluctuate from time to time due to, among other factors, seasonal requirements, including the timing of receipt of merchandise. The Company believes that it will be able to satisfy its ongoing cash requirements for the foreseeable future, primarily with cash flow from operations, and borrowings under its Credit Facility. However, if the Company's plans change or its assumptions prove to be incorrect, it could be required to obtain additional capital that may not be available to it on acceptable terms.

     At January 31, 2003, borrowings under revolving credit facilities totaled $21.6 million at a weighted average interest rate of 4.83%.

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

     The following is a summary of contractual cash obligations for the periods indicated that existed as of January 31, 2003, and is based on information appearing in the Notes to Consolidated Financial Statements (amounts in thousands):

   Contractual                                    2005 -      2007 -      After
   Obligations            Total        2004         2006       2008        2008
--------------------------------------------------------------------------------
Notes payable            $21,577     $21,577        $  -        $  -       $   -
Long-term debt            31,153       2,648       4,872       5,224      18,409
Operating leases          11,900       1,778       3,128       2,512       4,482
--------------------------------------------------------------------------------
Total Contractual Cash   $64,630     $26,003      $8,000      $7,736     $22,891
 Obligations

     At January 31, 2003, the Company had $826,000 outstanding letters of credit.

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

Net Operating Loss Carry Forwards

     At January 31, 2003, the Company had available net operating losses of approximately $38.5 million for income tax purposes, which expire in the years 2006 through 2023. Because of "ownership changes" (as defined in Section 383 of the Internal Revenue Code) occurring in previous fiscal years, the utilization of approximately $4.6 million of the net operating losses is limited to $602,000 per year and expires in the years 2006 through 2007. The remaining $33.9 million is not subject to such limitation and expires 2009 through 2023. See Note 12 of the Notes to Consolidated Financial Statements.

New Accounting Standards

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets," which changes the accounting for goodwill and other intangible assets from an amortization method to an impairment-only approach. Upon the Company's adoption of SFAS No. 142 on February 1, 2002, the Company ceased amortizing goodwill. As prescribed under SFAS No. 142, the Company tested goodwill for impairment during Fiscal 2003, and no impairments were noted.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121 and the accounting and reporting provisions of APB Opinion No. 30 for a disposal of a segment of a business. SFAS No. 144 is effective for the fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company adopted SFAS No. 144 as of February 1, 2002, and it did not have a significant impact on the Company's financial position and results of operations.

     In November 2001, the FASB Emerging Issues Task Force released Issue 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)." The scope of Issue 01-9 includes vendor consideration to any purchasers of the vendor's products at any point along the distribution chain, regardless of whether the purchaser receiving the consideration is a direct customer of the vendor. Issue 01-9 is to be applied to annual or interim periods beginning after December 15, 2001. The Company's adoption, effective February 1, 2002, requires the Company to reclassify cooperative advertising expenses from a deduction against revenues to selling, general and administrative expense. See Note 1 of Notes to Consolidated Financial Statements.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which changes the accounting for costs such as lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity initiated after December 31, 2002. The standard requires companies to recognize the fair value of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The adoption of this standard will impact the Company's restructuring plans in connection with store closings..

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (an amendment of SFAS No. 123), which amended SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations including Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB No. 25. The pro forma information required by SFAS 123 is provided in Note 6 of the Notes to Consolidated Financial Statements.


Item 7A. Quantitative and Qualitative Disclosure About Market Risk

     The Company limits exposure to foreign currency fluctuations in most of its purchase commitments through provisions that require vendor payments in United States dollars. The Company's earnings may also be affected by changes in short-term interest rates as a result of borrowings under its line of credit facility. A change in interest rates of two percentage points or less would not materially effect the Company's Fiscal 2003 and Fiscal 2002 net losses.


Item 8.  Financial Statements and Supplementary Data

     The financial statements and supplementary data required to be submitted in response to this Item 8 are set forth in Part IV, Item 15 of this report.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.

PART III


Item 10. Directors and Executive Officers of the Registrant

     A list of the directors and executive officers of the Company and their respective ages and positions are as follows:

Name                                           Age      Position
Neil Cole                                      46       Chairman of the Board, President and Chief Executive Officer
Deborah Sorell Stehr                           40       Senior Vice President, Secretary and General Counsel
Richard Danderline                             49       Executive Vice President - Finance and Operations
Barry Emanuel                                  61       Director
Steven Mendelow                                60       Director
Ann Iverson                                    59       Director
Hubert Guez                                    50       Director

     Neil Cole has been Chairman of the Board, President and Chief Executive Officer of the Company since February 23, 1993. Mr. Cole founded the Company in 1992. From February through April 1992, Mr. Cole served as a director and as acting President of the Company. Mr. Cole also served as Chairman of the Board, President, Treasurer and a director of New Retail Concepts, Inc. ("NRC"), from its inception in 1986 until it was merged with and into the Company in August 1998. Mr. Cole is an attorney who graduated from Hofstra law school in 1982. In April 2003, Mr. Cole, without admitting or denying the SEC's allegations, consented to the entry by the SEC of an administrative order in which Mr. Cole was ordered to cease and desist from violating or causing any violations or future violation of certain books and records and periodic reporting provisions and the anti-fraud provisions of the Securities Exchange Act of 1934. In addition, Mr. Cole also paid a $75,000 civil monetary fine.

     Deborah Sorell Stehr joined the Company in December 1998 as Vice President and General Counsel, and was promoted to Senior Vice President in November 1999. She has served as Secretary of the Company since June 1999. From September 1996 to December 1998, Ms. Sorell Stehr was Associate General Counsel with Nine West Group Inc. ("Nine West"), a women's' footwear corporation with sales approximating $2.0 billion, where Ms. Sorell Stehr was primarily responsible for overseeing legal affairs relating to domestic and international contracts, intellectual property, licensing, general corporate matters, litigation and claims. Prior to joining Nine West, Ms. Sorell Stehr practiced law for nine years at private law firms in New York City and Chicago in the areas of corporate law and commercial litigation.

     Richard Danderline joined the Company as Executive Vice President - Finance and Operations in June 2000. For the 13 years prior to joining the Company, he served as Vice President, Treasurer and Chief Financial Officer of AeroGroup International, Inc. ("Aerosoles"), a privately held footwear company. Prior to joining Aerosoles, he served as Vice President and Chief Financial Officer of Kenneth Cole Productions, Inc., where he was part of a management-led buyout of its What's What division, which later became Aerosoles. Mr. Danderline's experience also includes serving as Vice President and Controller of Energy Asserts International, Inc. and as Vice President and Controller of XOIL Energy Resources, Inc. Mr. Danderline is certified public accountant who began his career with Touche Ross & Co., the predecessor of Deloitte & Touche LLP.

     Barry Emanuel has been a director of the Company since May 1993. For more than the past five years, Mr. Emanuel has served as President of Copen Associates, Inc., a textile manufacturer located in New York, New York.

     Steven Mendelow has been a director of the Company since December 1999 and has been a principal with the accounting firm of Konigsberg Wolf & Co. and its predecessor, which is located in New York, New York since 1972. Mr. Mendelow was a director of NRC from April 1, 1992 until NRC merged into the Company in August 1998. Mr. Mendelow also serves as the head of the Audit Committee of Urecoats Industries Inc., a public company listed on the American Stock Exchange.

     Ann Iverson has been a director of the Company since March 2001. Since 1998, she has been the President and Chief Executive Officer of International Link, Inc., a consulting company providing value to corporations in making strategic decisions. From June 1995 until forming International Link, Ms. Iverson worked as the Group Chief Executive of Laura Ashley in the United Kingdom. Prior to that she was the President and Chief Executive Officer of KayBee Toy Stores and CEO of Mothercare UK, Ltd. based in England. In addition to being a member of the Company's board, Ms. Iverson currently sits on the board of directors of Owens Corning, Inc., a leader in the building materials systems and composites systems industry, and serves as a member of its Audit Committee. Ms. Iverson is also Chairman of the Board of Portico Bed & Bath Inc., a home decorating and accessories company, and Chairman of the board at Brooks Sports, Inc., an athletic footwear company. Ms. Iverson, who brings to the Board over 40 years of experience in the fashion and retail industry, has been the recipient of numerous industry awards, including the Ellis Island Medal of Honor and Retailer of the Year in the United Kingdom.

     Hubert Guez has been a director of the Company since April 2002, and has been involved in the apparel industry for over 25 years. Mr. Guez is a managing member of Sweet, the current manager of Unzipped and the entity from which the Company acquired the remaining 50% interest in Unzipped in April 2002. From October 1998 through May 2002, Mr. Guez was the Vice-Chairman, CEO, and Manager of Unzipped Apparel, LLC, the licensee for the Bongo brand apparel. From 1996 to 1998, Mr. Guez served as President of Commerce Clothing Company, LLC, the licensee for CK Kids apparel. In September 1991, Mr. Guez founded Azteca Production International, Inc., where he continues to serve as the Chief Executive Officer and President. From 1985 through 1991, he was employed with FX Systems, Inc. a software company that he founded specializing in operating systems for the apparel industry. Between 1981 and 1985, Mr. Guez served as President of Sasson Jeans LA, the licensee for Sasson women's jeans. Mr. Guez was appointed by Sweet as a member of the Company's Board of Directors in accordance with the provisions of the acquisition by the Company of the remaining 50% interest in Unzipped from Sweet in April 2002.

     All directors hold office until the next annual meeting of stockholders or until their successors are elected and qualified. All officers serve at the discretion of the Board of Directors.

     In connection with the acquisition by the Company of the remaining 50% interest in Unzipped from Sweet in April 2002, the Company agreed that, until the later of (a) the expiration or termination of Sweet's management agreement for the management of Unzipped, (b) the payment by the Company in full of the 8% senior subordinated note in the principal amount of $11 million, or (c) the date on which Sweet or its permitted transferees cease to own all of the 3 million shares of the Company's Common Stock issued to Sweet in connection with the acquisition, the Company will recommend and include Hubert Guez on the slate of nominees for members of the Board of Directors in connection with the annual meeting of stockholders for election of directors. The agreement further provides that during such period Sweet has the right to designate a replacement nominee for director in the event that the Company objects to the continuance of Mr. Guez as a director.

Compensation Committee Interlocks and Insider Participation

     The Board has a Compensation Committee, consisting of Ms. Iverson and Messrs. Mendelow and Emanuel. Prior to forming the Compensation Committee, decisions as to executive compensation were made by the Company's Board of Directors, primarily upon the recommendation of Mr. Cole. During Fiscal 2003, Mr. Cole, the Company's Chief Executive Officer, in his capacity as a director, also engaged in the deliberations of the Compensation Committee regarding the determination of executive officer compensation. During Fiscal 2003, none of the executive officers of the Company served on the board of directors or the compensation committee of any other entity, any of whose officers serves on the Company's Board of Directors or Compensation Committee.

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

     Based solely on the Company's review of the copies of such forms received by it, the Company believes that during Fiscal 2003, there was compliance with the filing requirements applicable to its officers, directors and 10% stockholders of the Common Stock.

Item 11. Executive Compensation

     The following table sets forth all compensation paid or accrued by the Company for Fiscal 2003, 2002 and 2001, to or for the Chief Executive Officer and for the other persons that served as executive officers of the Company during Fiscal 2003 whose salaries for Fiscal 2003 exceeded $100,000 and for John
J. McPhee who was a key employee until April 4, 2003, but not an executive officer of the Company (collectively, the "Named Persons"):

                           Summary Compensation Table
                                                                                              Long-Term
                                                                                            Compensation
                                                                                                Awards
                                                                                            ------------
                                                                                Other         Securities       All Other
Name & Principal Positions       Fiscal          Annual Compensation         Annual Com-      Underlying     Compensations
                                  Year          Salary          Bonus(1)    pensation (2)      Options
Neil Cole                         2003      $  487,500        $      -        $      -        615,000          $ 31,503(5)
Chairman, President &             2002         500,000               -               -        350,000                 -
Chief Executive Officer           2001         500,000               -          10,000        617,250                 -

Deborah Sorell Stehr              2003         215,625               -               -              -                 -
Senior Vice President &           2002         180,000          25,000               -         40,000                 -
General Counsel                   2001         166,667          25,000               -         80,000                 -

Richard Danderline                2003          219,375         50,000               -              -                 -
Executive Vice President -        2002         214,968          50,000               -              -                 -
Finance & Operations              2001         120,513   (3)    25,000               -        160,000                 -

John McPhee                       2003         316,875               -               -               -                -
President of Wholesale            2002         275,000               -               -        140,000                 -
Sales(4)                          2001         228,642          25,000               -        110,000                 -


(1)  Represents bonuses accrued under employment agreements.

(2) Represents amounts earned as director's fees. Except as set forth in the table, the table does not reflect certain perquisites granted to the Named Persons that as to each such person in any year do not exceed the lesser of 10% of their respective salaries or $50,000.

(3)  For the period from June 26, 2000 through January 31, 2001.

(4) Mr. McPhee resigned as the President of Wholesales Sales and became a part-time employee of the Company on April 4, 2003.

(5) Represents Company paid premiums on a life insurance for the benefit of the beneficiaries of Mr. Cole.

Option Grants in Fiscal 2003 Year

The following table provides information with respect to individual stock options granted during Fiscal 2003 to each of the Named Persons who received options during Fiscal 2003:

                               Number of                                                         Potential Realizable Value
                               Securities       % of Total                                         at Assumed Annual Rates
                               Underlying     Options Granted      Exercise                       of Stock Price Appreciation
                                 Options       to Employees          Price       Expiration           for Option Term (2)
  Name                      Granted (#) (1)    in Fiscal Year      ($/share)        Date              5% ($)           10%
------------------------    ----------------- ------------------ --------------- -------------- -----------------------------------
Neil Cole                            600,000        57.6%             2.750        04/23/12              1,037,676      2,629,675
                                      15,000         1.4              4.410        05/22/12                 41,601        105,426

Deborah Sorell Stehr                       -          -                  -                -                      -              -
Richard Danderline                         -          -                  -                -                      -              -
John McPhee                                -          -                  -                -                      -              -

(1) Mr. Cole's 600,000 options vest as to one-third on each of February 1, 2003, 2004 and 2005, and 15,000 options vested fully at May 22, 2002.

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

     The following table sets forth information as of January 31, 2003, with respect to exercised and unexercised stock options held by the Named Persons.
Ms. Sorell Stehr and Mr. McPhee exercised 10,000 and 45,000 options, respectively, during Fiscal 2003. No options were exercised by any other Named Persons during Fiscal 2003. 10,000 and 400,000 options owned by Neil Cole expired on June 30, 2002 and January 31, 2003, respectively.


 Aggregated Options Exercises in Last Fiscal Year and Fiscal Year-End Option Values

                                                  Number of Securities                Value of Unexercised
                                                 Underlying Unexercised                   In-The-Money
                        Shares                    Options at January 31, 2003(#)    Options at January 31, 2003($)(1)
                      Acquired on      Value     --------------------------------   ---------------------------------
 Name                 Exercise(#)    Realized($)  Exercisable     Unexercisable      Exercisable       Unexercisable
-------------------- -------------- ------------ --------------- ----------------   ---------------- ----------------

Neil Cole                    -               -       2,895,875        400,000             3,280                   -
Deborah Sorell Stehr    10,000          31,625         176,666         13,334             7,000                   -
Richard Danderline           -               -          85,000         75,000             4,125                   -
John McPhee             45,000         153,013         241,666         13,334             3,750                   -
---------------------------------------------------------------------------------------------------------------------

(1) An option is "in-the-money" if the year-end closing market price per share of the Company's Common Stock exceeds the exercise price of such options. The closing market price on January 31, 2003 was $1.10.

Employment Contracts and Termination and Change-in-Control Arrangements

     The Company has entered into an employment agreement with Neil Cole to serve as President and Chief Executive Officer for a term expiring on December 31, 2005, at an annual base salary of $500,000. In November 2002 Mr. Cole agreed to a reduction in his annual base salary to $450,000 which reduction is still effect as of the date of this report. Under the employment agreement, if the Company meets at least 66 2/3% of its net income target (as determined by the Board) for a fiscal year, the Company will pay to Mr. Cole a bonus in an amount equal to his base salary multiplied by a fraction, the numerator of which is the actual net income for such fiscal year and the denominator of which is the target net income for such fiscal year. Mr. Cole is also entitled to customary benefits, including participation in management incentive and benefit plans, reimbursement for automobile expenses, reasonable travel and entertainment
expenses  and  a  life  insurance  policy  to  benefit  Mr.  Cole's   designated
beneficiaries  in  the  amount  of  $3,000,000,   $4,000,000,   and  $5,000,000,
respectively, for each year in the term. The employment agreement provides that Mr. Cole will receive an amount equal to three times his annual compensation, plus accelerated vesting or payment of deferred compensation, options, stock appreciation rights or any other benefits payable to Mr. Cole in the event that within twelve months of a "Change in Control", as defined in the agreement, Mr. Cole is terminated by the Company without "Cause" or if Mr. Cole terminates his agreement for "Good Reason", as such terms are defined in his employment agreement. If the Company is sold, Mr. Cole will receive a payment equal to 5% of the sale price in the event that sale price is at least $5 per share or equivalent with respect to an asset sale. In connection with his employment agreement, Mr. Cole was granted under one of the Company's stock option plans, options to purchase 600,000 shares of Common Stock at $2.75 per share, which options vest over a three year period.

     The Company has entered into an employment agreement with Deborah Sorell Stehr that expires on January 31, 2004 and provides for her to receive a base salary of $225,000 for the first year and $235,000 for the last year of the agreement. In November 2002 Ms. Sorell Stehr agreed to a reduction in her base salary to $202,500 which reduction is still effect as of the date of this report, however, as of January 31, 2003, Ms. Sorell Stehr's salary was raised to $212,5000. Ms. Sorell Stehr is also eligible for a bonus pursuant to the Company's executive bonus program and to customary benefits, including participation in management incentive and benefit plans, reimbursement for automobile expenses, reasonable travel and entertainment expenses and a life insurance policy. The agreement provides that Ms. Sorell Stehr will receive an amount equal to $100 less than three times her annual compensation, plus accelerated vesting or payment of deferred compensation, options, stock appreciation rights or any other benefits payable to Ms. Sorell Stehr in the event that within twelve months of a "Change in Control", Ms. Sorell Stehr is terminated by the Company without "Cause" or Ms. Sorell Stehr terminates her agreement for "Good Reason", as such terms are defined in her employment agreement.

     The Company has entered into a two year employment agreement with Richard Danderline, which expires on June 26, 2004. Under the agreement, Mr. Danderline was to receive an annual base salary of $225,000, which was reduced to $202,500 in November 2002 and which reduction is still in effect as of the date of this report. Mr. Danderline is entitled to receive a bonus under the Company's executive bonus plan. In connection with his employment in 2000, Mr. Danderline received a grant of 150,000 options, vesting over a period of five years. Mr. Danderline is also entitled to customary benefits, including participation in management incentive and benefit plans, reimbursement for automobile expenses, reasonable travel and entertainment expenses and a life insurance policy. In the event of a "change in control", defined as the cessation of Neil Cole being the Chairman of the Board, or a sale or merger of the Company with a non-affiliate, Mr. Danderline `s options vest immediately.

Compensation of Directors

     During Fiscal 2003, Messrs. Emanuel and Mendelow and Ms. Iverson (each an "Outside Director") each received a grant of Common Stock from the Company under the Company's Non-Employee Director Stock Incentive Plan having a value of $20,000 in compensation for attending board meetings. Each Outside Director also received $500 for each Committee meeting that he or she attended. During Fiscal 2004, each Outside Director is entitled to an additional grant of Common Stock under the Non-Employee Director Stock Inventive Plan having a value of $20,000 plus $1,000 for each committee meeting. In addition the chair of each of the Company's Audit, Compensation and Governance Committees received a fee of $5,000 per year.

     Under the Company's 2002 Stock Option Plan (the "2002 Plan"), 2001 Stock Option Plan ("2001 Plan"), 2000 Stock Option Plan (the "2000 Plan") and 1997 Stock Option Plan (the "1997 Plan"), non-employee directors are eligible to be granted non-qualified stock options.

     The Company's Board of Directors, or the Stock Option Committee of the 2002 Plan, 2001 Plan, 2000 Plan or the 1997 Plan, if one is appointed, has discretion to determine the number of shares subject to each non-qualified option (subject to the number of shares available for grant under the 2002 Plan, 2001 Plan ,2000 Plan or the 1997 Plan, as applicable), the exercise price thereof (provided such price is not less than the par value of the underlying shares of the Company's Common Stock under the 2000 Plan or not less than the fair value of Common Stock under the 1997 Plan, 2001 Plan and 2002 Plan), the term thereof (but not in excess of 10 years from the date of grant, subject to earlier termination in certain circumstances), and the manner in which the option becomes exercisable (amounts, intervals and other conditions). No non-qualified options were granted to non-employee directors under the 2002 Plan, 2001 Plan, 2000 Plan or the 1997 Plan during Fiscal 2003.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information as of May 12, 2003, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of the Company's Common Stock by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock; (ii) each of the Named Persons; (iii) each of the Company's directors; and (iv) all executive officers and directors as a group:

                                                                  Amount and
                                                                   Nature of                               Percentage of
             Name and Address of                                  Beneficial                                Beneficial
             Beneficial Owner (1)                                Ownership (2)                               Ownership
----------------------------------------------------     ------------------------------   ------------------------------------

Neil Cole                                                            3,448,000( 3 )                           12.3%

Claudio Trust dated February 2, 1990                                 1,886,597( 4 )                           7.5%
2925 Mountain Maple Lane
Jackson, WY 83001

Michael Caruso                                                       1,886,597( 4 )                           7.5%

Barry Emanuel                                                          142,538( 5 )                             *

Steven Mendelow                                                        188,538( 6 )                             *

Deborah Sorell Stehr                                                   176,666( 7 )                             *

Richard Danderline                                                      85,000( 8 )                             *

John McPhee                                                            259,216( 9 )                           1.0%

Ann Iverson                                                             147,538(10)                             *

Sweet Sportswear, LLC                                                 3,067,900(11)                           12.3%
    Hubert Guez

All executive officers and directors as a                             7,256,180 (3) (5) (6) (7)               25.5%
group (seven persons)                                                             (8) (10) (11)


         *        Less than 1%

(1) Unless otherwise indicated, each beneficial owner has an address c/o the Company at 400 Columbus Avenue, Valhalla, New York 10595-1335.

(2) A person is deemed to have beneficial ownership of securities that can be acquired by such person within 60 days of May 12, 2003, upon exercise of warrants or options. Consequently, each beneficial owner's percentage ownership is determined by assuming that warrants or options held by such person (but not those held by any other person) and which are exercisable within 60 days from May 12, 2003, have been exercised. Unless otherwise noted, the Company believes that all persons referred to in the table have sole voting and investment power with respect to all shares of Common Stock reflected as beneficially owned by them.

(3) Includes 2,895,875 shares of Common Stock issuable upon exercise of options, 70,000 shares of Common Stock owned by Mr. Neil Cole, and 20,000 shares of Common Stock owned by Mr. Cole's children. Also includes 462,925 shares of Common Stock owned by Mr. Cole's former wife over which Mr. Cole has certain voting rights but no rights to dispose of or pecuniary interest. Does not include 400,000 shares of Common Stock underlying non-exercisable options and 15,194 shares held in Mr. Cole's account under the Company's 401(k) savings plan for which Mr. Cole has no current voting or dispositive powers. Does not give effect to voting rights that may be held by Mr. Cole pursuant to the proxy described in greater detail in footnote (11) below.

(4) Represents shares held by Claudio Trust dated February 2, 1990, of which Mr. Caruso is the trustee and includes 100,000 shares of Common Stock issuable upon exercise of options owned by Michael Caruso.

(5)  Includes 110,000 shares of Common Stock issuable upon exercise of options.

(6) Includes 95,250 shares of Common Stock issuable upon exercise of options, and 60,750 shares of Common Stock owned by C&P Associates, of which Mr. Mendelow and his wife are affiliated.

(7) Represents shares of Common Stock issuable upon exercise of options. Does not include 9,985 shares held in Ms. Sorell Stehr's account under the Company's 401(k) savings plan for which Ms. Sorell Stehr has no current voting or dispositive powers.

(8) Represents shares of Common Stock issuable upon exercise of options. Does not include 1,889 shares held in Mr. Danderline's account under the Company's 401(k) savings plan for which Mr. Danderline has no current voting or dispositive powers.

(9) Includes 241,666 shares of Common Stock issuable upon exercise of options, 17,550 shares of Common Stock owned by Mr. McPhee. Does not include 12,906 shares held in Mr. McPhee's account under the Company's 401(k) savings plan for which Mr. McPhee has no current voting or dispositive powers. On April 4, 2003, Mr. McPhee resigned as the President of Wholesales Sales and became a part-time employee of the Company.

(10) Includes 125,000 shares of Common Stock issuable upon exercise of options.

(11) Represents 3,000,000 shares of Common Stock held by Sweet Sportswear, LLC, and 67,900 shares of Common Stock owned by Mr. Guez. Mr. Guez, an appointed member of the Company's Board of Directors, is a managing member of Sweet Sportswear, LLC. Sweet has granted an irrevocable proxy with respect to all 3 million shares in favor of Messrs. Cole, Guez and/or such other members of the Company's Board designated from time to time by a majority of the Board, to vote at any meeting of the Company's stockholders or provide consent in lieu of a meeting, as the case may be, but only in favor of a matter approved by the Board or otherwise at the direction of the Board. The proxy expires on April 23, 2012 provided, however, that the proxy will expire earlier with respect to any shares up to an aggregate of 2 million shares subject to the proxy, to the extent such shares are transferred by Sweet after April 23, 2003 to persons other than (i) an officer or member of Sweet, (ii) any affiliate of Sweet or its officer or member or (iii) any family member of such persons (collectively referred to as "Restricted Transferee"). Moreover, the proxy will expire with respect to any of the other 1 million shares subject to the proxy, to the extent that such shares are transferred by Sweet after April 23, 2004 to a transferee that is not a Restricted Transferee.

Equity Compensation Plans

The following table provides certain information with respect to all of the Company's equity compensation plans in effect as of January 31, 2003.

                                                                                            Number of securities remaining
                                    Number of securities to be        Weighted-average       available for issuance under
                                      issued upon exercise of        exercise price of         equity compensation plans
                                   outstanding options, warrants    outstanding options,    (excluding securities reflected
                                            and rights              warrants and rights             in column (a))
Plan Category                                   (a)                         (b)                           (c)
---------------------------------- ------------------------------  ----------------------- ----------------------------------

Equity compensation plans
approved by security holders:                4,408,025                     $2.67                       2,533,375

Equity compensation plans not
approved by security holders (1):          2,031,500(1)                    $2.27                      725,000(2)
-----------------------------------------------------------------------------------------------------------------------------
Total                                        6,439,525                     $2.34                       3,253,375
============================================================================================================================-



(1) Represents the aggregate number of shares of common stock issuable upon exercise of individual arrangements with option and warrant holders, including 1,230,000 issued under the terms of the Company's 2001 Stock Option Plan. These options and warrants are up to three years in duration, expire at various dates between September 12, 2004 and December 12, 2012, contain anti-dilution provisions providing for adjustments of the exercise price under certain circumstances and have termination provisions similar to options granted under stockholder approved plans. See Notes 1 and 6 of Notes to Consolidated Financial Statements for a description of the Company's Stock Option Plans.

(2) Represents shares eligible for issuance upon the exercise of options that may be granted under the Company's 2001 Stock Option Plan.

Item 13. Certain Relationships and Related Transactions

     On May 1, 2003, the Company granted Kenneth Cole Productions, Inc. the exclusive worldwide license to design, manufacture, sell, distribute and market footwear under the BONGO brand. The CEO and Chairman of Kenneth Cole Productions, Inc. is Kenneth Cole, who is the brother of Neil Cole, the CEO and President of the Company.

     During Fiscal 2002, Neil Cole, Chairman of the Board, President and CEO of Candie's, Inc. founded the Candie's Foundation ("the Foundation"), a charitable foundation whose purpose is to raise national awareness concerning to the problems of teenage pregnancy. During Fiscal 2002, the Company advanced $1,058,000 to the Foundation on which interest was charged at a rate per annum that was equal to the prime rate, and at January 31, 2002 the Company had a balance of $699,000 due from the Foundation. The Company had originally recorded $350,000 reserve against its receivable in Fiscal 2002. During Fiscal 2003, the Foundation paid the Company $470,000, and the Company reversed the reserve of $350,000 recorded in Fiscal 2002. At January 31, 2003, the Company had a balance of $230,000 due from the Foundation. The Company believes that the amount due will be recovered in full although the Foundation's operating history in fund raising activities is limited.

     The Company has a license for Bongo branded bags and small leather/PVC goods with Innovo Group, Inc. ("Innovo"), a company in which Hubert Guez, a director of the Company and principal of Sweet, Manager of Unzipped, is a principal shareholder. Under this license, which expires March 31, 2007, the Company recorded $214,000 and $58,000 in royalty income for the years ended January 31, 2003 and 2002, respectively, and royalties receivable from Innovo were $179,000 and $49,000 at January 31, 2003 and 2002, respectively.

     Unzipped has a supply agreement with Azteca for the development, manufacturing, and supply of certain products bearing the Bongo trademark for the exclusive use by Unzipped. Hubert Guez is the Chief Executive Officer and President of Azteca. As consideration for the development of the products, Unzipped pays Azteca pursuant to a separate pricing schedule. For the year ended January 31, 2003, Unzipped purchased $49.9 million of products from Azteca. Azteca also allocates expenses to Unzipped for Unzipped's use of a portion of Azteca's office space, design and production team and support personnel. For the year ended January 31, 2003, Unzipped incurred $440 of such allocated expenses.

     In connection with the Company's acquisition of the remaining 50% interest in Unzipped from Sweet, the Company has entered into a management agreement with Sweet for a term ending January 31, 2005, which provides for Sweet to manage the operations of Unzipped in return for a management fee based upon certain specified percentages of net income that Unzipped achieves during the three-year term. The fee does not commence until Fiscal 2004. Hubert Guez is a managing member of Sweet.

     Unzipped has a distribution  agreement with Apparel  Distribution  Services
(ADS), an entity that shares common ownership with Sweet for a term ending January 31, 2005. The agreement provides for a per unit fee for warehousing and distribution functions and per unit fee for processing and invoicing orders. For the year ended January 31, 2003, Unzipped incurred $2.6 million for such services. The agreement also provides for reimbursement for certain operating costs incurred by ADS and charges by ADS for special handling fees at hourly rates approved by management.

     Unzipped occupies office space in a building rented by ADS and Commerce Clothing Company, LLC (Commerce), a related party to Azteca.

     At January 31, 2003, the total amounts (included in accounts payable and accrued expenses) due to Azteca and ADS were $5.8 million and $335,000 respectively.

     See Notes 2 and 9 of Notes to Consolidated Financial Statements.

Item 14 - Controls and Procedures

     Within the 90 days prior to the filing date of this Annual Report on Form 10-K, an evaluation was carried out (the "Controls Evaluation"), under the supervision and with the participation of Company's management, including its Chief Executive Officer ("CEO") and its Chief Financial Officer ("CFO"), of the effectiveness of the Company's "disclosure controls and procedures" (as defined in Section 13a-14 (c) and 15d-14 (c) of the Securities Exchange Act of 1934
("Disclosure Controls")). Based upon that evaluation, the CEO and CFO have concluded that the Disclosure Controls are effective to ensure that the information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as required by the rules and forms of the Securities Exchange Commission.

     The CEO and CFO note that, since the date of the Controls Evaluation to the date of this Annual Report on Form 10-K, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

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


Dated: May 15, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


Signature and Name                  Capacity in Which Signed                            Date

/s/ Neil Cole                       Chairman of the Board, President and                May 16, 2003
-------------
Neil Cole                           Chief Executive Officer

/s/Richard Danderline               Executive Vice President - Finance and Operations   May 16, 2003
---------------------
Richard Danderline                  (Principal Financial and Accounting Officer)

/s/ Barry Emanuel                   Director                                            May 16, 2003
-----------------
Barry Emanuel

/s/ Steven Mendelow                 Director                                            May 16, 2003
-------------------
Steven Mendelow

/s/ Ann Iverson                     Director                                            May 16, 2003
---------------
Ann Iverson

                                    Director
Hubert Guez


                                  CERTIFICATION


I, Neil Cole, President and Chief Executive Officer, certify that:

1.   I have reviewed this annual report on Form 10-K of Candie's, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 15, 2003

 /s/ Neil Cole
President and Chief Executive Officer

                                  CERTIFICATION

I, Richard Danderline, Executive Vice President - Finance and Operations, certify that:

1.   I have reviewed this annual report on Form 10-K of Candie's, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 15, 2003

 /s/ Richard Danderline
Executive Vice President - Finance and Operations,
Principal Financial Officer

Index to Exhibits

Exhibit

Numbers  Description

3.1  Certificate of Incorporation, as amended through October 1994 (1)(3)

3.2  Amendment to Certificate of Incorporation filed November 1994 (2)

3.3 Amendments to Certificate of Incorporation filed in August 1998 and February 2000 (9)

3.4  Amendment to Certificate of Incorporation dated June 24, 2002 (16)

3.5  Restated and Amended By-Laws (9)

10.1 Trademark Purchase Agreement between the Company and New Retail Concepts, Inc. (3)

10.2 1989 Stock Option Plan of the Company (1)

10.3 1997 Stock Option Plan of the Company (4) (*)

10.4 Candie's, Inc. 401(K) Savings Plan (17)

10.5 Option Agreement of Neil Cole dated November 29, 1999 (17)(*)

10.6 Option Extension Agreement between the Company and John McPhee dated September 21, 2001 (17)

10.7 Lease with respect to the Company's executive offices (10)

10.8 Employment Agreement between Richard Danderline and the Company dated June 26, 2002. (17)*

10.9 Employment Agreement between John J. McPhee and the Company. (13)

10.10 Limited Liability Company Operating Agreement of Unzipped Apparel LLC (6)

10.11 Registration Rights Agreement between the Company and the stockholders of Michael Caruso & Co. (5)

10.12 Amendment to Lease Agreement with respect to the Company's executive offices. (7)

10.13 2000 Stock Option Plan of the Company (12)(*)

10.14 Rights  Agreement   dated   January  26,  2000  between  the  Company  and
      Continental Stock Transfer and Trust Company (8)

10.15 Non-Employee Director Stock Incentive Plan (14)

10.16 Employment Agreement between Neil Cole and the Company dated February 1, 2002 (13)*

10.17 Employment Agreement between Deborah Sorell Stehr and the Company dated February 1, 2002 (13)*

10.18 Factoring Agreement between the CIT Group/Commercial Services, Inc. and the Company (13)

10.19 Factoring Agreement between the CIT Group/Commercial Services, Inc. and Bright Star Footwear, Inc. (13)

10.20 2001 Stock Option Plan of the Company (13)*

10.21 2002 Stock Option Plan of the Company (15)*

10.22 Equity Acquisition Agreement between Michael Caruso & Co., Inc., Candie's, Inc. and Sweet Sportwear, LLC dated as of April 23, 2002. (16)

10.23 8% Senior Subordinated Note due 2012 of Candie's, Inc. payable to Sweet Sportwear, LLC. (16)

10.24 Collateral Pledge Agreement dated October 18, 2002 between Candie's, Inc., Michael Caruso & Co., and Sweet Sportswear LLC. (16)

21   Subsidiaries of the Company (17)

23   Consent of BDO Seidman, LLP (17)

99.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(17)

99.2 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (17)

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

(4) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 1997, and incorporated by reference herein.

(5) Filed as an exhibit to the Company's Current Report on Form 8-K dated September 24, 1998 and incorporated by reference herein.

(6) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 1998 and incorporated by reference herein.

(7) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended January 31, 1999 and incorporated by reference herein.

(8) Filed as an exhibit to the Company's Current Report on Form 8-K dated January 26, 2000 and incorporated by reference herein.

(9) Filed as an exhibit to the Company's Annual Report as Form 10-K for the year ended January 31, 2000, and incorporated by reference herein.

(10) Filed as an exhibit to the Company's Quarterly Report as Form 10-Q for the quarter ended May 1, 2000 and incorporated by reference herein.

(11) Filed as an exhibit to the Company's Quarterly Report as Form 10-Q for the quarter ended July 31, 2000 and incorporated by reference herein.

(12) Filed as Exhibit A to the Company's definitive Proxy Statement dated July 18, 2000 as filed on Schedule 14A and incorporated by reference herein.

(13) Filed as an exhibit to the Company's Annual report on Form 10-K for the year ended January 31, 2002 and incorporated by reference herein..

(14) Filed as Appendix B to the Company's definitive Proxy Statement dated July 3, 2001 as filed on Schedule 14A and incorporated by reference herein.

(15) Filed as Appendix A to the Company's definitive proxy statement dated May 28, 2002 as filed on Schedule 14A and incorporated by reference herein.

(16) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 2002 and incorporated herein by reference.

(17) Filed herewith.


*    Denotes management compensation plan or arrangement.

                           Annual Report on Form 10-K

                      Item 8, 14(a)(1) and (2), (c) and (d)

          List of Financial Statements and Financial Statement Schedule

                           Year Ended January 31, 2003

                         Candie's, Inc. and Subsidiaries

                         Candie's, Inc. and Subsidiaries

                                    Form 10-K

   Index to Consolidated Financial Statements and Financial Statement Schedule






The   following   consolidated   financial   statements  of  Candie's  Inc.  and
subsidiaries are included in Item 8:


Report of Independent Certified Public Accountants                           F-3

Consolidated Balance Sheets - January 31, 2003, and 2002                     F-4

Consolidated Statements of Operations for the Years ended
    January 31, 2003, 2002, and 2001                                         F-5

Consolidated Statements of Stockholders' Equity
    for the Years ended January 31, 2003, 2002, and 2001                     F-6

Consolidated Statements of Cash Flows for the Years ended
    January 31, 2003, 2002, and 2001                                         F-7

Notes to Consolidated Financial Statements                                   F-8



The following consolidated financial statement schedule of Candie's, Inc. and subsidiaries is included in Item 15(d):


Report of Independent Certified Public Accountants on Financial Statement
    Schedule for the Years Ended January 31, 2003, 2002, and 2001            S-1

Schedule II Valuation and qualifying accounts                                S-2



All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

               Report of Independent Certified Public Accountants


The Stockholders and Directors of
Candie's, Inc.

We have audited the accompanying consolidated balance sheets of Candie's, Inc. and subsidiaries as of January 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended January 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Candie's, Inc. and subsidiaries at January 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As  discussed  in Note 1,  effective  February  1,  2002,  the  Company  adopted
Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."


/s/: BDO Seidman, LLP
BDO Seidman, LLP




New York, New York
April 18, 2003, except for Note 15 which is as of May 12, 2003.

                         Candie's, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                        (in thousands, except par value)


                                                                                          January 31,
                                                                                ---------------------------
                                                                                   2003              2002
                                                                                ---------         ---------
Assets
Current Assets:
        Cash                                                                     $  1,899          $    636
        Accounts receivable, net of allowances of
             $370 in 2003 and $356 in 2002                                          8,456             4,674
        Due from factor, net of allowances of
             $2,612 in 2003 and $822 in 2002                                       17,966             5,791
        Due from affiliates, net of a reserve of $350 in 2002                         230               565
        Inventories, net                                                           19,016             8,368
        Deferred income taxes                                                       3,109             1,881
        Prepaid advertising and other                                               1,140               815
                                                                                ---------         ---------
Total Current Assets                                                               51,816            22,730
                                                                                ---------         ---------
Property and equipment, at cost:
        Furniture, fixtures and equipment                                           9,157             9,618
        Less: Accumulated depreciation and amortization                             6,514             4,470
                                                                                ---------         ---------
                                                                                    2,643             5,148
                                                                                ---------         ---------
Other Assets:
        Restricted cash                                                             2,900                 -
        Goodwill, net of accumulated amortization of
             $794 in 2002                                                          25,241             1,868
        Other intangibles, net                                                     17,818            18,158
        Deferred financing costs, net                                               2,326               741
        Deferred income taxes                                                         513             1,741
        Other                                                                         180               284
                                                                                ---------         ---------
                                                                                   48,978            22,792
                                                                                ---------         ---------
Total Assets                                                                     $103,437           $50,670
                                                                                =========         =========
Liabilities and Stockholders' Equity
Current liabilities:
    Revolving notes payable - banks                                               $21,577         $  12,366
    Accounts payable and accrued expenses                                          15,493            12,672
    Due to affiliates                                                               6,203                 -
   Exposure related to joint venture investment                                         -               250
    Current portion of long-term debt                                               2,648             1,225
                                                                                ---------         ---------
Total current liabilities                                                          45,921            26,513
                                                                                ---------         ---------

Long-term debt ($11,000 to related party in 2003)                                  28,505               638

Stockholders' Equity:
    Preferred and common stock to be issued                                             -             2,000
    Preferred stock, $01 par value - shares authorized 5,000;
             none issued or outstanding                                                 -                 -
    Common stock, $001 par value - shares authorized 75,000;
             shares issued 24,992 in 2003 and 20,400 in 2002                           25                20
    Additional paid-in capital                                                     69,812            58,188
    Retained earnings (deficit)                                                  (40,159)          (36,214)
    Less:    Treasury stock - at cost - 198 shares in 2003
                     and 113 shares in 2002                                         (667)             (475)
                                                                                ---------         ---------
     Total stockholders' equity                                                    29,011            23,519
                                                                                ---------         ---------
Total Liabilities and Stockholders' Equity                                       $103,437           $50,670
                                                                                =========         =========
See accompanying notes to consolidated financial statements

                         Candie's, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                 (in thousands, except earnings per share data)



                                                                                       Year ended January 31,
                                                                      ---------------------------------------------------------
                                                                            2003                2002               2001
                                                                      ------------------ ------------------- ------------------

Net sales                                                                  $ 151,643           $ 96,327            $ 90,667
Licensing income                                                               5,140              5,075               4,527
                                                                      ------------------ ------------------- ------------------

Net revenue                                                                  156,783            101,402              95,194
Cost of goods sold                                                           116,306             70,468              69,054
                                                                      ------------------ ------------------- ------------------
Gross profit                                                                  40,477             30,934              26,140

Selling, general and administrative expenses                                  37,872             30,688              30,640
Special charges                                                                3,566              1,791               2,674
                                                                      ------------------ ------------------- ------------------

Operating loss                                                                 (961)            (1,545)             (7,174)

Other expenses:
        Interest expense                                                       3,373              1,175               1,661
        Equity (income) in joint venture                                       (250)              (500)               (701)
                                                                      ------------------ ------------------- ------------------
                                                                               3,123                675                 960
                                                                      ------------------ ------------------- ------------------

Loss before income taxes                                                     (4,084)            (2,220)             (8,134)

Provision (benefit) for income taxes                                           (139)                 62                  66
                                                                      ------------------ ------------------- ------------------

Net loss                                                                   $ (3,945)         $  (2,282)          $  (8,200)
                                                                      ================== =================== ==================

Loss per share:
                              Basic                                        $  (0.17)         $   (0.12)          $   (0.43)
                                                                      ================== =================== ==================

                              Diluted                                      $  (0.17)         $   (0.12)          $   (0.43)
                                                                      ================== =================== ==================


Weighted average number of common shares outstanding:
                              Basic                                           23,681             19,647              19,231
                                                                      ================== =================== ==================

                              Diluted                                         23,681             19,647              19,231
                                                                      ================== =================== ==================



See accompanying notes to consolidated financial statements

                         Candie's, Inc. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                                 (in thousands)



                                                                  Preferred
                                                                  & Common     Additional    Retained
                                             Common Stock        Stock to be   Paid - In     Earnings    Treasury
                                          Shares      Amount       Issued       Capital    (Deficit)      Stock        Total
                                       ----------- ------------ ------------ ------------ ----------- ------------ -----------

Balance at February 1, 2000              $  19,209    $    19      $ 6,000     $ 59,094   $(25,732)    $(6,433)     $  32,948
   Issuance of common stock to
     benefit plan                              102          -            -          102           -           -           102
   Issuance of common stock to                  30          -            -           43           -           -            43
     directors
   Purchase of treasury shares                   -          -            -            -           -       (148)         (148)
   Net loss                                      -          -            -            -     (8,200)          -        (8,200)
                                       ----------- ------------ ------------ ------------ ----------- ------------ -----------
Balance at January 31, 2001                 19,341         19        6,000       59,239    (33,932)      (6,581)       24,745
   Issuance of common stock to                 122          -            -          133           -           -           133
     benefit plan
   Exercise of stock options                   536          1            -          867           -           -           868
   Issuance of common stock to                  14          -            -           40           -           -            40
     directors
   Issuance of common stock to
     shareholders in connection with           387          -      (4,000)      (2,402)           -       6,402             -
     class action litigation
   Options granted to non-employees              -          -            -          144           -           -           144
   Reversal of indirect guarantee of
     the value of stock option grants            -          -            -          167           -           -           167
   Purchase of treasury shares                   -          -            -            -           -       (296)         (296)
   Net loss                                      -          -            -            -     (2,282)           -       (2,282)
                                       ----------- ------------ ------------ ------------ ----------- ------------ -----------
Balance at January 31, 2002                 20,400         20        2,000       58,188      36,214       (475)        23,519
   Issuance of common stock to                  35          -            -           54           -           -            54
     benefit plan
   Exercise of stock options                   849          1            -        1,150           -           -         1,151
   Issuance of common stock to                  34          -            -           90           -           -            90
     directors
   Acquisition of Unzipped Apparel,          3,000          3            -        8,247           -           -         8,250
     LLC
   Issuance of common stock to
     shareholders in connection with           674          1       (2,000)       1,999           -           -             -
     class action litigation
   Options granted to non-employees              -          -            -           84           -           -            84
   Purchase of treasury shares                   -          -            -            -           -       (192)         (192)
   Net loss                                      -          -            -            -     (3,945)           -       (3,945)
                                       ----------- ------------ ------------ ------------ ----------- ------------ -----------
Balance at January 31, 2003                 24,992   $     25    $       -     $ 69,812   $(40,159)     $ (667)      $ 29,011
                                       =========== ============ ============ ============ =========== ============ ===========


See accompanying notes to consolidated financial statements

                         Candie's, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)


                                                                                          Year ended January 31,
                                                                                   2003             2002             2001
---------------------------------------------------------------------------- ----------------- ---------------- ---------------

Cash flows (used in) provided by operating activities:
Net loss                                                                       $(3,945)          $(2,282)         $(8,200)
Items in net income not affecting cash:
      Depreciation of property and equipment                                      1,629             1,414            1,213
      Amortization of intangibles                                                 1,686             1,768            2,157
      Gain on sale of retail store                                                    -             (188)                -
      Issuance of common stock                                                       90                40               43
      Stock option compensation non - employees                                      84               144                -
      Reserve on affiliate receivable                                                 -               350                -
      Equity (income) loss in Joint Venture                                       (250)             (500)            (701)
      Litigation settlement                                                           -               857                -
      Write-off of property and equipment                                             -                47                -
      Write-off of impaired assets                                                2,761                 -            1,581
Changes in operating assets and liabilities, net of business acquisition:
      Accounts receivable                                                       (2,854)           (1,870)            (372)
      Factored accounts receivables and payable to factor, net                  (5,038)                63            2,180
      Inventories                                                               (5,163)               818            5,447
      Prepaid advertising and other                                               (327)               487              417
      Refundable and prepaid taxes                                                 (35)               219              412
      Other assets                                                                  212             (154)              408
      Accounts payable and accrued expenses                                       1,283             (973)            3,114
---------------------------------------------------------------------------- ----------------- ---------------- ---------------
Net cash provided by (used in) operating activities                             (9,867)               240            7,699
---------------------------------------------------------------------------- ----------------- ---------------- ---------------

Cash flows used in investing activities:
      Purchases of property and equipment                                       (1,729)           (2,554)          (1,871)
      Proceeds from sale of retail store                                              -               500                -
      Trademarks                                                                  (450)             (160)            (161)
---------------------------------------------------------------------------- ----------------- ---------------- ---------------
Net cash used in investing activities                                           (2,179)           (2,214)          (2,032)
---------------------------------------------------------------------------- ----------------- ---------------- ---------------

Cash flows (used in) provided by financing activities:
      Revolving notes payable - bank                                            (1,301)             3,468          (4,866)
      Proceeds from long -term debt                                              20,000                 -                -
      Proceeds from exercise of stock options and warrants                        1,151               868                -
      Payment of long-term debt                                                 (1,710)           (1,055)            (930)
      Purchase of treasury stock                                                  (192)             (296)            (148)
      Restricted cash                                                           (2,900)                 -                -
      Deferred financing costs                                                  (1,739)             (741)                -
---------------------------------------------------------------------------- ----------------- ---------------- ---------------
Net cash provided (used in) by financing activities                              13,309             2,244          (5,944)
---------------------------------------------------------------------------- ----------------- ---------------- ---------------
Net increase (decrease) in cash and cash equivalents                              1,263               270            (277)
      Cash and cash equivalents, beginning of year                                  636               366              643
---------------------------------------------------------------------------- ----------------- ---------------- ---------------
      Cash and cash equivalents, end of year                                    $ 1,899           $   636          $   366
============================================================================ ================= ================ ===============

Supplemental disclosure of cash flow information: Cash paid during the year:
      Interest                                                                  $ 2,400           $ 1,176          $ 1,650
                                                                             ================= ================ ===============
      Income tax benefits                                                       $ (139)           $ (161)          $ (353)
                                                                             ================= ================ ===============
Supplemental disclosures of non-cash investing and financing activities:
      Issuance of common stock to benefit plan                                  $    54           $   133          $   102
                                                                             ================= ================ ===============
      Reversal of indirect guarantees of the value of stock option grants       $     -           $   167          $     -
                                                                             ================= ================ ===============
      Non-cash acquisition of Unzipped (stock and debt)                         $19,250           $     -          $     -
                                                                             ================= ================ ===============

          See accompanying notes to consolidated financial statements.

                         Candie's, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
       Information as of and for the Years Ended January 31, 2003 and 2002
                (dollars are in thousands, except per share data)

The Company

Candie's, Inc., which was incorporated in Delaware in 1978, and its subsidiaries (collectively, the "Company") is in the business of designing, marketing, and distributing fashionable, moderately-priced women's footwear under the CANDIE'S(R) and BONGO(R) brands and jeans wear and other apparel under the BONGO brand. Through a combination of provocative advertising and marketing, distinctive product design and cross channel retail distribution, the Company has developed the CANDIE'S and BONGO brands into two names that are well-recognized by young, style-conscious women across the United States.
Subsequent to the year end, the Company licensed the CANDIE'S and BONGO trademarks. See Note 15.

The core customers for both the CANDIE'S and the BONGO brands are girls and woman between the ages of 6 and 25 who are attracted to the brands for their fun image, fashionable designs and moderate prices. These girls and women, who make up the "Millenial" generation, are part of a group of nearly 80 million youths and teens. The Company has capitalized on this market by understanding the lifestyle of the target consumer, where she shops, what music she listens to, what movies and television she watches and how she wants to present herself to the world, and then gearing its products to appeal to her sensibilities. In particular, the Company has become known for its high profile marketing partnerships with celebrities in the music industry whom the Company believes best represent the fun, irreverent and sexy image of its brands.

In April 2002, the Company diversified its consolidated business by acquiring BONGO jeans wear, which is operated through its wholly owned subsidiary, Unzipped Apparel ("Unzipped"). Prior to April 2002, the Company sold and marketed BONGO jeans wear through its joint venture with Unzipped and was a 50% equity owner of Unzipped.

In 1998, the Company began to license the CANDIE'S brand for the purpose of building it into a lifestyle brand serving the millennial generation, and it currently holds licenses for CANDIE'S for apparel, fragrance, eyewear and watches. The Company has also pursued an aggressive licensing strategy for the BONGO brand, and currently holds licenses for women's and childrens' knitwear, sportswear and tops, eyewear, handbags, cold weather accessories, belts, socks and hosiery and jewelry

The Company had pursued a retail strategy through the roll out of CANDIE'S concept and outlet stores. The concept stores are designed to create a distinctive CANDIE'S environment that enhances customer association with the brand, while simultaneously introducing her to a broader variety of CANDIE'S products. The stores also serve as marketing and product testing sites that provide quick product feedback from customers. The Company currently owns and/or operates 11 concept stores and 10 outlet stores and a web store. Since the 11 concept stores are performing below expectations, the Company is considering closing them, see Note 15.

In addition to the CANDIE'S and BONGO footwear businesses and the BONGO jeans wear business, the Company markets and distributes a variety of men's workboots, hiking boots, winter boots, and outdoor casual shoes designed and marketed under private labels through Bright Star Footwear, Inc. ("Bright Star"), the Company's wholly-owned subsidiary.

In connection with the acquisition of Unzipped in April 2002, the Company began reporting a second operating segment (apparel). See Note 13.

1. Summary of Significant Accounting Policies

   Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and items have been eliminated in consolidation. The Company's 50% equity interest in Unzipped was accounted for under the equity method prior to its acquisition in April 2002. The Company suspended recording its share of losses for Unzipped in Fiscal 2002. See Note 2.

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

   Concentration of Credit Risk

Concentration of credit risk is limited due to the large number of customers to which the Company sells its products and the use of a factor to assign invoices for sales to its customers. For fiscal years ended January 31, 2002 ("Fiscal 2002"), one customer accounted for 12.4% of the Company's total net sales. No customers exceeded 10% in Fiscal 2003 or 2001.

    Inventories

Inventories, which consist entirely of finished goods, are stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out ("FIFO") method. Inventory reserves are determined by marking down inventory to the lower of cost or market, based on existing and subsequent sales orders, and where no such orders exist, management's estimate of future market conditions.

   Deferred Financing Costs

The Company incurred costs (primarily professional fees and placement agent fees) in connection with the Fiscal 2003 bond financing. These costs have been deferred and are being amortized over the life of the debt (7 years).

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

   Impairment of Long-Lived Assets

When circumstances mandate, the Company evaluates the recoverability of its long-lived assets, other than goodwill, by comparing estimated future undiscounted cash flows with the assets' carrying value to determine whether a write-down to market value, based on discounted cash flow, is necessary. During fiscal 2001 the Company wrote off computer software and a license aggregating $1,581 and in Fiscal 2003 in connection with the closing of retail stores wrote-off leasehold improvements of $2.8 million. See Note 4.

   Goodwill and Other Intangibles

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets," which changes the accounting for goodwill and other intangible assets without determinable lives from an amortization method to an impairment-only approach. Other intangibles with determinable lives, primarily trademarks, are amortized on a straight-line basis over the estimated useful lives of the assets, approximately 20 years.

Under SFAS No. 142, beginning on February 1, 2002, amortization of goodwill ceased and the Company annually tests goodwill for impairment.

The changes in the carrying amount of goodwill for the year ended January 31, 2003, by segment and in total, are as follows:

(in thousands)                      Footwear          Apparel       Consolidated

Balance at February 1, 2002         $  1,868        $       -         $    1,868
Acquisition of Unzipped (Note 2)           -           23,373             23,373
                                 -----------      -----------       ------------
Balance at January 31, 2003         $  1,868         $ 23,373          $  25,241
                                 ===========      ===========       ============

     Goodwill was initially tested in the first quarter of Fiscal 2003 for impairment upon adoption of SFAS No. 142 and is further tested for impairment during the third fiscal quarter of each year. There have been no impairments to the carrying amount of goodwill.

The following table presents a comparison of reported net loss and loss per share for each of the years in the three-year period ended January 31, 2003 to the respective adjusted amounts that would have been reported had SFAS No. 142 been in effect during all periods presented.

Year ended January 31,                  2003              2002             2001
                                  ----------------------------------------------
(in thousands)

Reported net loss                   $ (3,945)          $ (2,282)       $ (8,200)
Add back goodwill amortization              -                142             142
                                  -------------   --------------   -------------
Adjusted net loss                   $ (3,945)          $ (2,140)       $ (8,058)
                                  =============   ==============   =============
Basic and diluted loss per share
Reported net loss                  $   (0.17)          $  (0.12)      $   (0.43)
Goodwill amortization                       -               0.01            0.01
                                  -------------   --------------   -------------
Adjusted net loss                  $   (0.17)          $  (0.11)        $ (0.42)
                                  =============   ==============   =============


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

   Shipping Expenses

Shipping expenses for the years ended January 31, 2003, 2002, and 2001 amounted to $326, $300, and $311, respectively, and are included in selling, general and administrative expenses.

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

   Stock-Based Compensation

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (an amendment of SFAS No. 123), which amended SFAS No. 123, "Accounting for Stock-Based Compensation." The Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations including Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB No. 25. Accordingly, the Company recognizes no compensation expense for employee stock options granted when the exercise price of the option is the same as the market value of the Company's Common Stock at the time of grant. As prescribed under SFAS No. 123, "Accounting for Stock Based Compensation," the Company has disclosed the pro-forma effects on net income and earnings per share of recording compensation expense for the fair value of the options granted.

Both the stock-based employee compensation included in the reported net income and the stock-based employee compensation cost that would have been included in the determination of net income if the fair value based method had been applied to all awards, as well as the resulting pro forma net income and earnings per share using the fair value approach, are presented in the following table. The fair value for these options was estimated at the date of grant using a
Black-Scholes option-pricing model with the weighted-average assumptions presented in Note 6.

                                                                                January 31,
                                                             --------------------------------------------------
                                                                      2003             2002            2001

Net loss - as reported                                               ($3,945)         ($2,282)        ($8,200)
Add: Stock-based employee compensation
          included in reported net income, net
          of tax                                                            -                -               -
Deduct: Stock-based employee compensation
          determined under the fair value based
          method, net of tax                                          (1,077)          (2,088)         (1,593)
                                                             --------------------------------------------------
     Pro forma net loss                                              ($5,022)         ($4,370)        ($9,793)

Basic and diluted loss per share:
     As reported                                                      ($0.17)          ($0.12)         ($0.43)
     Pro forma                                                        ($0.21)          ($0.22)         ($0.51)



   Fair Value of Financial Instruments

The Company's financial instruments approximate fair value at January 31, 2003 and 2002.

   Loss Per Share

Basic loss per share includes no dilution and is computed by dividing loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options and warrants.

   Computer Software and Web-site Costs

Internal and external direct and incremental costs incurred in obtaining and developing computer software for internal use and web-site costs are capitalized in property and equipment and amortized, under the straight-line method, over the estimated useful life of the software, three years. The net amounts capitalized for these costs at January 31, 2003 and 2002 were $931 and $1,339, respectively.

   Advertising Campaign Costs

The Company records national advertising campaign costs as an expense concurrent with the first showing of the related advertising and other advertising costs when incurred. Advertising expenses for the years ended January 31, 2003, 2002, and 2001 amounted to $3,005, $3,414, and $4,590, respectively.

   Store Opening Costs

Store opening costs are expensed in the periods they are incurred.

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

   New Accounting Standards

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121 and the accounting and reporting provisions of APB Opinion No. 30 for a disposal of a segment of a business. SFAS No. 144 is effective for the fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company adopted SFAS No. 144 as of February 1, 2002, and it did not have a significant impact on the Company's financial position and results of operations.

In November 2001, the FASB Emerging Issues Task Force released Issue 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)." The scope of Issue 01-9 includes vendor consideration to any purchasers of the vendor's products at any point along the distribution chain, regardless of whether the purchaser receiving the consideration is a direct customer of the vendor. The adoption, effective February 1, 2002, required the Company to reclassify cooperative advertising expenses from a deduction against revenues to a selling, general and administrative ("SG&A") expense. As a result, net sales, gross profit and SG&A expenses for the Fiscal 2003 increased by $610. The calculation of this reclassification for the prior year was deemed impractical but was expected to be immaterial.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which changes the accounting for costs such as lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity initiated after December 31, 2002. The standard requires companies to recognize the fair value of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The adoption of this standard will impact the Company's restructuring plans in connection with store closings.

   Presentation of Prior Year Data

Certain reclassifications have been made to conform prior year data with the current presentation. Warehousing and distribution costs of $2.2 million and $2.1 million for Fiscal 2002 and Fiscal 2001, have been included in SG&A expenses in the consolidated statements of income. The Company had previously included such expenses in cost of goods sold.


2. Unzipped Apparel, LLC

   Equity Investment:

On October 7, 1998, the Company formed Unzipped Apparel, LLC ("Unzipped") with joint venture partner Sweet Sportswear LLC ("Sweet"), the purpose of which was to market and distribute apparel under the BONGO label. The Company and Sweet each had a 50% interest in Unzipped. The Company was entitled to receive an advertising royalty from Unzipped equal to 3% of Unzipped's net sales. Included in licensing income is $414, $1,254, and $1,289 for Fiscal 2003, 2002, and 2001, respectively. At January 31, 2002 and 2001, the Company believed that Unzipped was in breach of certain provisions of the agreements among the parties, and notified Unzipped that the Company did not intend to contribute any additional capital or otherwise support the joint venture. Accordingly, as of January 31, 2001, the Company recorded $750 as its maximum liability to Unzipped, consisting primarily of a guarantee of bank debt, and suspended booking its share of Unzipped losses beyond its liability. During the fourth quarter of Fiscal 2002, the Company reduced its liability by $500 with the termination of the guarantee of the bank debt. During the quarter ended April 30, 2002, the Company reduced the remaining $250 in connection with the acquisition of Unzipped.

   Acquisition:

On April 23, 2002, the Company acquired Sweet's 50% interest in Unzipped for $19.3 million payable in the form of 3 million shares of the Company's common stock valued at a price of $2.75 per share, totaling $8.3 million, and an additional $11 million obligation evidenced by an 8% senior subordinated note with interest due quarterly and principal due in 2012. The original purchase agreement indicated that $11 million would be issued as redeemable preferred stock and the $11 million was originally classified as redeemable preferred stock and $220 of dividends were recorded in the period ended July 31, 2002. During the third quarter, the agreement was revised and the $11 million was retroactively changed to debt. Thus, the obligation was reclassified to debt and the dividend charge was reclassified to interest expense. The debt is subordinated to the Company's Credit Facility (See Note 5) and is collaterized by the shares of stock of a subsidiary which owns the royalty rights to the Company's trademarks. The acquisition was recorded as of April 30, 2002. Accordingly the operations of Unzipped have been included beginning May 1, 2002.

In connection with the acquisition, the Company agreed to file and have declared effective a registration statement with the SEC for the 3 million shares of the Company's common stock issued to Sweet. In the event that the registration statement is not declared after April 23, 2003, the Company is required to pay $83 to Sweet as a penalty. Subsequently, the Company is required to pay $83 per calendar quarter for each calendar quarter thereafter in which the registration statement has not been effective for more than 30 days of such calendar quarter. The Company has filed the registration statement, but as of May 12, 2003, the registration statement had not yet been declared effective.

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
                                                              =========

The excess purchase price over net assets acquired had originally been recorded based on estimates, as follows: $21.8 million as goodwill and $2.4 million as other intangible assets. In the fourth quarter of Fiscal 2003, the Company obtained a third party valuation of certain intangible assets, resulting in a reallocation of the purchase price of $23.4 million to goodwill and $900 to other intangible assets. Accordingly, the Company reversed $187 of amortization recorded in the prior two quarters of Fiscal 2003, reflecting the reduction of intangible assets. Goodwill is not tax deductible for income tax purposes.

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

                                                    Twelve months ended
                                                         January 31,
                                                      2003              2002
                                               ---------------------------------
                                               (000's omitted, except per share)
Total net revenues                                    $169,476         $140,301
Operating income                                        ($895)             $541
Net loss                                              ($4,600)         ($1,737)
Basic and diluted loss per common share                ($0.19)          ($0.08)

   Revolving Credit Agreement:

Unzipped had a credit facility with Congress Financial Corporation ("Congress"). Under the facility as amended, Unzipped was entitled to borrow up to $15 million under revolving loans until September 30, 2002. The facility was further amended to extend its expiration on a month-to-month basis through January 31, 2003. Borrowings under the facility were limited by advance rates against eligible accounts receivable and inventory balances, as defined. The borrowings under the facility bore interest at the lender's prime rate or at a rate of 2.25% per annum in excess of the Eurodollar rate. At January 31, 2003, Unzipped's borrowings totaled $13.2 million under the revolving credit agreement with Congress.

On February 25, 2003 Unzipped entered into a two-year $25 million credit facility ("the Unzipped Credit Facility") with GE Capital Commercial Services, Inc. ("GECCS") replacing its credit facility with Congress Borrowings are limited by advance rates against eligible accounts receivable and inventory balances, as defined. Under the facility, Unzipped may also arrange for letters of credit in an amount up to $5 million. The borrowings bear interest at a rate of 2.25% per annum in excess of the 30 day Commercial Paper rate or 3%, whichever is greater.

Borrowings under the new facility are secured by substantially all of the assets of Unzipped. In addition, Unzipped has agreed to subordinate $3.9 million of its accounts payable to Azteca Productions to GECCS. Unzipped is also required to meet certain financial covenants including tangible net worth minimums and a fixed charge coverage ratio, as defined.

   Related Party Transactions:

Unzipped has a supply agreement with Azteca for the development, manufacturing, and supply of certain products bearing the Bongo trademark. As consideration for the development of the products, Unzipped pays Azteca pursuant to a separate pricing schedule. For the year ended January 31, 2003, Unzipped purchased $49.9 million of products from Azteca. The supply agreement was consummated upon Unzipped's formation and originally extended through January 31, 2003, and was amended and restated effective April 23, 2002 through January 31, 2005.

Azteca also allocates expenses to Unzipped for Unzipped's use of a portion of Azteca's office space, design and production team and support personnel. For the year ended January 31, 2003, Unzipped incurred $440 of such allocated expenses.

In connection with the acquisition, the Company has a management agreement with Sweet for a term ending January 31, 2005, which provides for Sweet to manage the operations of Unzipped in return for a management fee based upon certain specified percentages of net income that Unzipped achieves during the three-year term. The fee does not commence until Fiscal 2004. In addition, Sweet guarantees that the net income, as defined, of Unzipped shall be no less than $1.7 million for each year during the term commencing in Fiscal 2004.

Unzipped has a distribution agreement with Apparel Distribution Services (ADS), an entity that shares common ownership with Sweet for a term ending January 31, 2005. The agreement provides for a per unit fee for warehousing and distribution functions and per unit fee for processing and invoicing orders. For the year ended January 31, 2003, Unzipped incurred $2.6 million for such services. The agreement also provides for reimbursement for certain operating costs incurred by ADS and charges for special handling fees at hourly rates approved by management. These rates can be adjusted annually by the parties to reflect changes in economic factors. The distribution agreement was consummated upon Unzipped's formation and was amended and restated on substantially the same terms effective April 23, 2002 through January 31, 2005.

Unzipped occupies office space in a building rented by ADS and Commerce Clothing Company, LLC (Commerce), a related party to Azteca.

Amounts due to related parties at January 31, 2003 and included in accounts payable and accrued expenses, consist of the following:

Azteca                                         $5,868
ADS                                               335
                                         ------------
                                               $6,203
                                         ============

In connection with its acquisition of Unzipped, the Company had agreed that on or before February 1, 2003, it would pay Azteca for all receivables due from Unzipped for purchases of product that were more than 30 days past due and any amount remaining under a $5 million subordinated loan between Unzipped and Azteca.

Management of the Company believes that it has fulfilled all of its acquisition related obligations as described above. At January 31, 2003, the total amount due to Azteca and related parties from Unzipped was $6.2 million, all of which, in the opinion of Company management, constitutes accounts payable less than 30 days past due. Management of the Company also believes that the subordinated note has been paid in full. However, because of a dispute with Azteca and Sweet as to the terms for merchandise supplied by Azteca to Unzipped under the Supply Agreement and resulting application of payments from Unzipped to invoices and the subordinated note, Azteca believes that the total of $5.9 million is comprised of $697 of accounts payable less than 30 days past due, $171 of interest and $5 million due on the subordinated note. In that event, the Company would be obligated under the Unzipped acquisition agreement to repay Azteca the $5 million that it believes is due on the subordinated note. The interest accrual of $171 due to Azteca on the subordinated note is also in dispute. This amount has been included in interest expense for the year ended January 31, 2003.


3.       Other Intangibles, net

Other intangibles, net consist of the following:
(In thousands, except for estimated lives which are stated in years)

                                                                          January 31,
                                           Estimated  -------------------------------------------------------------
                                            lives               2003                           2002
    ------------------------------------- ----------- ---------------------------- --------------------------------
                                                      Gross                          Gross
                                                     carrying      Accumulated      carrying      Accumulated
                                                      amount       amortization      amount       amortization
    ------------------------------------- ----------- ---------------------------- --------------------------------

    Trademarks                                20     $23,630        $6,639          $23,340        $5,472
    Non-compete agreement                     15       2,275         2,179            2,275         2,139
    Licenses                                   4       1,526         1,526            1,526         1,372
    Other intangibles                          4         900           169                -             -
    ------------------------------------- ----------- ---------------------------- --------------------------------
                                                     $28,331       $10,513           27,141        $8,983
    ===================================== =========== ============================ ================================

Amortization expense for intangible assets was $1.7 million, $1.8 million and $2.1 million for the years ended January 31, 2003, 2002 and 2001, respectively. Amortization expense for intangible assets subject to amortization for each of the years in the five-year period ending January 31, 2008 is estimated to be $1.4 million in 2004, $1.4 million in 2005, $1.4 million in 2006, $1.2 million in 2007 and $1.2 million in 2008.


4.       Special Charges

Special charges consist of the following:

                                                                       Fiscal Year ended January 31,
                                                                  2003          2002            2001
                                                            ----------------------------------------------

          Gain on sale of retail store                          $    -       $   (188)       $    -
          Impairment loss on retail stores expected to be
             closed in Fiscal 2004. See Note 15.  (A)            2,200              -             -
          Impairment loss and lease obligations on Fiscal
             2003 retail store closings (B)                        923              -             -
          Professional fees for the SEC investigation and
             various litigation and litigation settlement.         298            389           205
             See Note 8.  (C)
          Termination, severance pay of certain employees and
             buyout of employment contracts (D)                    145              -           688
          Write-off of a license acquired from Caruso (E)            -              -           570
          Warehouse consolidation and costs associated with
               an office move                                        -              -           200
          Write-off of computer software (F)                         -              -         1,011
          Costs relating to new financing arrangements (G)           -            383             -
          Reserve for receivable from affiliate (H)                  -            350             -
          Caruso shareholder lawsuit settlement (I)                  -            857             -
                                                            ----------------------------------------------
                                                              $  3,566       $  1,791       $ 2,674
                                                            ==============================================


(A) In the fourth quarter of Fiscal 2003, the Company recorded $2.2 million special charges for the write-off of leasehold improvements of the 11 concept stores which the Company expects to close and will not be able to recoup its investment. See Note 15.

(B) In connection with the closing of 4 retail stores. The 2003 charge includes the write-off of leasehold improvements of $623 and an estimated cost of lease obligations of $300.

(C) In connection with a class action lawsuit and other litigation more fully described in Note 8 the Company incurred professional fees and other related costs.

(D) During Fiscal 2003, the Company incurred $145 related to severance pay for certain terminated employees. In Fiscal 2001, the Company restructured its sales force, and terminated certain other employees who, at the time of their termination, had employment contracts with the Company. For the year ended January 31, 2001, the Company incurred $688 primarily to buy out the employment contracts or otherwise settle with these terminated employees.

(E) In September 1998, the Company acquired certain Bongo trademarks and licenses from Caruso. One of these licenses, for large size jeanswear was terminated in the fourth quarter of Fiscal 2001.

(F) In March 1999, the Company purchased an integrated software package intended to be an enterprise wide solution, covering all aspects of the Company's business and replacing the existing legacy systems. Through January 31, 2001, the Company had implemented only the general ledger and accounts payable modules and had not implemented the order processing, purchasing, inventory management, distribution or billing modules because of lack of certain functionality required by the Company to effectively manage its business. After evaluating alternatives, including the likelihood of obtaining the lacking functionality in the software, the Company concluded that it should not proceed with further implementation and abandoned the software.

(G) During the year ended January 31, 2002, the Company sought to replace its existing $35 million revolving line of credit with Rosenthal & Rosenthal. In January 2002, the Company entered into a financing arrangement with CIT Commercial services, as more fully described in Note 5. In order to enter into this new agreement, the Company paid $258 to Rosenthal & Rosenthal as a termination fee and $125 to establish new entities necessary to implement certain financing structures related to the new financing arrangement.

(H) The Company established a reserve for advances made to the Candie's Foundation. The reserve was established because of the Foundation's limited operating experience in fund raising activities and questions regarding the recovery of the advances.

(I)  See Note 8.


5.       Debt Arrangements

   Current Revolving Credit Facilities

     On January 23, 2002, the Company entered into a three-year $20 million credit facility ("the Credit Facility") with CIT Commercial Services ("CIT") replacing its arrangement with Rosenthal & Rosenthal, Inc. ("Rosenthal"). Borrowings under the Credit Facility are formula based and originally included a $5 million over advance provision with interest at 1.00% above the prime rate. In June 2002, the Company agreed to amend the Credit Facility to increase the over advance provision to $7 million and include certain retail inventory in the availability formula for its footwear business. Borrowings under the amended Credit Facility bear interest at 1.5% above the prime rate.

On October 28, 1999, the Company entered into a two-year $35 million revolving line of credit (the "Line of Credit") with Rosenthal. On November 23, 1999, First Union National Bank entered into a co-lending arrangement and became a participant in the Line of Credit. Borrowings under the Line of Credit were formula based and available up to the maximum amount of the Line of Credit. Borrowings under the Line of Credit bore interest at 0.5% above the prime rate. Certain borrowings in excess of an availability formula bore interest at 2.5% above the prime rate. The Company also paid an annual facility fee of 0.25% of the maximum Line of Credit. The minimum factoring commission fee for the initial term was $500. As of April 3, 2001, the Company extended its factoring agreement with Rosenthal through May 1, 2003. As of January 14, 2002, the Company terminated its agreement with Rosenthal and paid an early termination fee of $250, which is included in special charges.

See Note 2 for Unzipped's credit facilities.

At January 31, 2003, total borrowings under revolving credit facilities, including Unzipped, were $21.6 million at a weighted average interest rate of 4.83%.

At January 31, 2003, the Company had $826 of outstanding letters of credit. The letters of credit availability of the Company's footwear business are formula based which takes into account borrowings under the Credit Facility, as described above.

   Bond Deal

In August 2002 IP Holdings LLC, an indirect wholly owned subsidiary of the Company, issued in a private placement $20 million of asset-backed notes in a private placement secured by intellectual property assets (tradenames, trademarks and license payments thereon). The notes have a 7-year term with a fixed interest rate of 7.93% with quarterly principal and interest payments of approximately $859. The notes are subject to a liquidity reserve account of $2.9 million (reflected as restricted cash in the accompanying balance sheet), funded by a deposit of a portion of the proceeds of the notes. The net proceeds of $16.2 million were used to reduce amounts due by the Company under its existing revolving credit facilities. Concurrently with this payment, the Credit Facility was further amended to eliminate the over advance provision along with certain changes in the availability formula. Costs incurred to obtain this financing totaled approximately $2.4 million which amount has been deferred and is being amortized over the life of the debt.

   Capital Lease

In May 1999, the Company entered into a $3.5 million master lease and loan agreement with OneSource Financial Corp, which assigned to Banc One Leasing Corporation ("BOLC") all of its rights and interests under the agreement, including all rights to the rent and other payments due and to become due under the agreement from July 1, 1999 through the end of the term of the agreement. The agreement required the Company to collateralize property and equipment of $1.9 million with the remaining balance considered to be an unsecured loan. The term of the agreement was four years at an effective annual interest rate of 10.48%. The outstanding loan balance as of January 31, 2002 was $1.3 million. The quarterly payment on the loan was $260, including interest. The debt was paid off in Fiscal 2003 through a lawsuit settlement agreement. See Note 8.

   Other

Also included in Long-term debt is $366 and $810 for the Michael Caruso shareholder lawsuit settlement as of January 31, 2003 and 2002, respectively, see Note 4.

   Debt Maturities

The Companies debt maturities are the following:

                                         Total        2004       2005      2006        2007    2008    thereafter
                                    ------------------------------------------------------------------------------

Revolving notes payable - banks        $21,577    $ 21,577    $   -      $   -      $   -      $   -    $     -
Due to Sweet (Note 2)                   11,000           -        -          -          -          -     11,000
Long - term debt
                                        20,153       2,648     2,371     2,501      2,509      2,715      7,409
                                    ------------------------------------------------------------------------------
Total Debt                             $52,730    $ 24,225    $2,371    $2,501     $2,509     $2,715    $18,409
                                    ==============================================================================


6.       Stockholders' Equity

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

The fair value for these  options  was  estimated  at the date of grant  using a
Black-Scholes   option-pricing   model  with  the   following   weighted-average
assumptions:

                                                   January 31,
                              --------------------------------------------------
                                      2003             2002            2001

Expected Volatility                 .714-.725       .715-.811       .604-.791
Expected Dividend Yield                 0%               0%              0%
Expected Life (Term)               2.1-7 years     1.4-7 years      3-7 years
Risk-Free Interest Rate            3.73-5.18%       2.26-5.13%      4.65-6.82%

The weighted-average fair value of options granted (at their grant date) during the years ended January 31, 2003, 2002, and 2001 was $2.17, $1.42, and $0.72,
respectively.

In 1989, the Company's Board of Directors adopted, and its stockholders approved, the Company's 1989 Stock Option Plan (the "1989 Plan"). The 1989 Plan, as amended in 1990, provides for the granting of incentive stock options ("ISO's") and limited stock appreciation rights ("Limited Rights"), covering up to 222,222 shares of common stock. The 1989 Plan terminated on August 1, 1999.

Under the 1989 Plan, ISO's were to be granted at not less than the market price of the Company's Common Stock on the date of the grant. Stock options not covered by the ISO provisions of the 1989 Plan ("Non-Qualifying Stock Options" or "NQSO's") were granted at prices determined by the Board of Directors. Under the 1989 Plan 53,300, 53,300 and 60,800 of ISO's as of January 31, 2003, 2002,
and 2001, respectively, were outstanding.

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

The Company's shareholders approved the Company's 2002 Stock Option Plan (the "2002 Plan"). The 2002 Plan authorizes the granting of common stock options to purchase up to 2,000,000 shares of Company common stock. All employees, directors, independent agents, consultants and attorneys of the Company, including those of the Company's subsidiaries, are eligible to be granted ISO's and NQSO's under the 2002 Plan. The 2002 Plan terminates in 2012.

Additionally, at January 31, 2003, 2002, and 2001, NQSO's covering 2,712,600, 1,324,000, and 2,046,000 shares of common stock, respectively, were outstanding, which are not part of either the 1989 or 1997 Plans.

The options that were granted under the Plans expire between five and ten years from the date of grant.

A summary of the Company's stock option activity, and related information for the years ended 2003, 2002, and 2001 follows:

                                                     Weighted-Average
                                                 Shares     Exercise Price
                                              -------------------------------
              Outstanding January 31, 2000       6,348,425            $ 2.59
              Granted                            2,088,750              1.07
              Canceled                           (858,000)              2.54
              Exercised                                  -                 -
              Expired                            (877,125)              1.19
                                              -------------------------------
              Outstanding January 31, 2001       6,702,050              2.30
              Granted                            1,596,000              2.05
              Canceled                           (134,625)              3.99
              Exercised                          (535,500)              1.62
              Expired                            (442,500)              4.56
                                              -------------------------------
              Outstanding January 31, 2002       7,185,425              2.31
              Granted                            1,041,000              3.02
              Canceled                           (169,500)              1.92
              Exercised                          (849,400)              1.35
              Expired                            (768,000)              4.12
                                              -------------------------------
              Outstanding January 31, 2003       6,439,525            $ 2.34
                                              ===============================

At January 31, 2003, 2002, and 2001, exercisable stock options totaled 5,299,689, 6,200,590, and 5,697,967, and had weighted average exercise prices of $2.28, $2.42, and $2.46, respectively.

Options outstanding and exercisable at January 31, 2003 were as follows:

                            Options Outstanding                                            Options Exercisable
------------------------------------------------------------------------------------- ----------------------------------
                                                     Weighted         Weighted                       Weighted
          Range of                    Number     Average Remaining     Average         Number         Average
       Exercise Prices              Outstanding  Contractual Life    Exercise Price   Exercisable  Exercise Price
------------------------------------------------------------------------------------- ----------------------------------

$0.24-1.14         ........         1,064,375          7.39               $1.01         1,040,375       $1.01
$1.15-1.50         ........         1,197,500          5.58               $1.33         1,122,500       $1.33
$1.51-2.50         ........         1,370,600          7.65               $2.07         1,112,264       $2.10
$2.51-3.50         ........         2,477,050          6.33               $3.29         1,877,050       $3.46
$3.51-5.00         ........           305,000          9.28               $4.20           122,500       $4.29
$5.01-12.00        ........            25,000          0.32               $6.88            25,000       $6.88
------------------------------------------------------------------------------------- ----------------------------------
                                    6,439,525          6.76               $2.34         5,299,689       $2.28
===================================================================================== ==================================

At January 31, 2003 2,000,000, 1,940,000, 1,617,600, and 3,205,325 common shares were reserved for issuance on exercise of stock options under the 2002, 2001, 2000 and 1997 Stock Option Plan, respectively.

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

   Stock Repurchase Program

On September 15, 1998, the Company's Board of Directors authorized the repurchase of up to two million shares of the Company's Common Stock, which was replaced with a new agreement on December 21, 2000, authorizing the repurchase of up to three million shares of the Company's Common Stock. In Fiscal 2003 and 2002, 84,500 and 163,150 shares, respectively, were repurchased in the open market, at an aggregate cost of $192 and $296, respectively.

   Preferred and Common Stock to be Issued

In connection with the settlement of a class action litigation, the Company was obligated during Fiscal 2000 to issue Common Stock over a 3 year period in the aggregate amount of $6 million. These shares are reflected in the financial statements as "Preferred and Common Stock to be Issued." As of January 31, 2003, all of the shares have been issued.


7.       Loss Per Share

Included in the calculation of the number of shares is the equivalent number of common shares to be issued in connection with the Litigation Settlement (see
Note 8). The  diluted  weighted  average  number of shares  does not include any
outstanding   options  or   convertible   preferred   stock  because  they  were
antidilutive.


8.       Commitments and Contingencies

In April 2003 the Company settled the SEC's previously disclosed investigation of the Company of matters that have been under investigation by the SEC since July 1999 and that were also the subject of a previously disclosed internal investigation completed by a Special Committee of the Board of Directors of the Company.

In connection with the settlement the Company, without admitting or denying the SEC's allegations, consented to the entry by the SEC of an administrative order in which the Company was ordered to cease and desist from committing or causing any violations and any future violations of certain books and records, internal controls, periodic reporting and the anti-fraud provisions of the Securities Exchange Act of 1934 and the anti-fraud provisions of the Securities Act of 1933.

In November 2001 the Company settled a litigation filed in December 2000 in the United States District Court for Southern District of New York, by Michael Caruso, as trustee of the Claudio Trust and Gene Montasano (collectively, "Caruso"). The settlement agreement between the Company and Caruso provides for the Company to pay to Caruso equal quarterly payments of $63, up to a maximum amount of $1 million, over a period of four years. However, the Company's obligation to make these quarterly payments will terminate in the event that the last daily sale price per share of the Company's common stock is at least $4.98 during any ten days in any thirty day period within such four year period with any remaining balance to be recognized as income. The Company recognized a charge to income of $857 during the quarter ended January 31, 2002, representing the discounted fair value of the future payments to Caruso referred to above.

In May 1999, the Company entered into a $3.5 million master lease and loan agreement with OneSource Financial Corp, which assigned to Banc One Leasing Corporation ("BOLC") all of its rights and interests under the agreement, including all rights to the rent and other payments due and to become due under the agreement from July 1, 1999 through the end of the term of the agreement. The outstanding loan balance as of January 31, 2002 was $1.3 million. On June 10, 2002 the Company was sued by BOLC in the Franklin County Court of Common Pleas (Ohio) to recover on an accelerated basis certain capitalized lease payments which otherwise would have been due in various installments through April 2003. On October 7, 2002, the parties reached a settlement agreement, and the case was dismissed with prejudice. The Company paid BOLC $1.1 million, of which $346 was in excess of the recorded amount of the debt. The $346 was recorded as interest expense.

In January 2002, Redwood, one of the Company's former buying agents and a supplier of footwear to the Company, filed a Complaint in the United States District Court for the Southern District of New York, alleging that the Company breached various contractual obligations to Redwood and seeking to recover damages in excess of $20 million and its litigation costs. The Company filed a motion to dismiss certain counts of the the Complaint based upon Redwood's failure to state a claim, in response to which Redwood has filed an Amended Complaint. The Company also moved to dismiss certain parts of the Amended Complaint. The magistrate assigned to the matter granted, in part, the Company's motion to dismiss, and this ruling is currently pending before the District Court. The Company intends to vigorously defend the lawsuit, and file counterclaims against Redwood after the District Court rules on the pending motion to dismiss. In addition, the Company has recently moved for summary judgment with respect to another of the claims asserted by Redwood in the Amended Complaint.

In connection with the closing of certain retail locations during Fiscal 2003, certain litigation has been brought by the landlords pursuant to the Company's obligations on the respective leases. The Company has recorded approximately $300 for the above lease obligations representing its estimate of the amount it will pay to settle the future obligations of these leases.

From time to time, the Company is also made a party to certain litigation incurred in the normal course of business. While any litigation has an element of uncertainty, the Company believes that the final outcome of any of these routine matters will not have a material effect on the Company's financial position or future liquidity. Except as noted herein, the Company knows of no material legal proceedings, pending or threatened, or judgments entered, against any director or officer of the Company in his capacity as such.


9.         Related Party Transactions

On April 3, 1996, the Company entered into an agreement with Redwood Shoe ("Redwood"), a principal buying agent of footwear products, to satisfy in full certain trade payables (the "Payables") amounting to $1,680. Under the terms of the agreement, the Company (i) issued 1,050,000 shares of the Company's Common Stock; (ii) issued an option to purchase 75,000 shares of the Company's Common Stock at an exercise price of $1.75 which was immediately exercisable and has a five year life; and (iii) made a cash payment of $50. The Company purchased approximately $16 million and $35 million in 2002 and 2001, respectively, of footwear products through Redwood while it was a related party. During the year ended January 31, 2002, Redwood sold its Common Stock and a representative from Redwood resigned from the board of directors of the Company. In doing so it is no longer considered a related party. At January 31, 2003 and 2002, the payable to Redwood totaled approximately $1.8 million and $1.9 million, respectively. The payable at January 31, 2003 is subject to any claims, offsets or other deductions the Company may assert against Redwood. (See Note 8)

The Company has a license for Bongo branded bags and small leather/PVC goods which commenced in Fiscal 2002 with Innovo Group, Inc. ("Innovo"), a company controlled by Hubert Guez, a director of the Company and principal of Sweet Sportswear, LLC, Manager of Unzipped. Under this license, which expires March 31, 2007, the Company recorded $214,000 and $58,000 in royalty income for the years ended January 31, 2003 and 2002, respectively, and royalties receivable from Innovo were $179,000 and $49,000 at January 31, 2003 and 2002, respectively. (See Note 2)

See Note 2 for related party transactions related to Unzipped and Note 15.

10.       Operating Leases

Future net minimum lease payments under noncancelable operating lease agreements as of January 31, 2003 are as follows:

                  2004                                            $  1,778
                  2005                                               1,650
                  2006                                               1,478
                  2007                                               1,251
                  2008                                               1,261
                  Thereafter                                         4,482
                                                                  --------
                  Totals                                          $ 11,900
                                                                  ========

The leases require the Company to pay additional taxes on the properties, certain operating costs and contingent rents based on sales in excess of stated amounts.

Rent expense was approximately $3,047, $2,089, and $1,647 for the years ended January 31, 2003, 2002, and 2001, respectively. Contingent rent amounts have been immaterial for all periods.


11.       Benefit and Incentive Compensation Plans and Other

The Company sponsors a 401(k) Savings Plan (the "Savings Plan") which covers all eligible full-time employees. Participants may elect to make pretax contributions subject to applicable limits. At its discretion, the Company may contribute additional amounts to the Savings Plan. The Company made contributions of $24, $56, and $133 to the Savings Plan for the years ended January 31, 2003, 2002, and 2001, respectively.


12.       Income Taxes

At January 31, 2003 the Company had available net operating losses ("NOL") of approximately $38.5 million for income tax purposes, which expire in the years 2006 through 2023. Because of "ownership changes" (as defined in Section 382 of the Internal Revenue Code) occurring in previous fiscal years, the utilization of approximately $4.6 million of the net operating losses is limited to $602 per year and expires in 2006 through 2007. The remaining $33.9 million is not subject to such limitation and expires 2009 through 2023. Included in the NOL is $2.5 million as of January 31, 2003 from the exercises of stock options, the benefit of the utilization of this NOL will go into additional paid in capital.

The federal tax benefit for the year ended January 31, 2003 of $139 relates to a change in tax law enabling the Company to carryback and seek refunds of prior years' losses.

During the years ended January 31, 2003 and 2002, the Company recorded an increase in its valuation allowance for deferred tax assets of $1.8 million and $704, respectively, representing that portion of the deferred tax assets that cannot be reasonably determined to be recoverable from estimated earnings over the next few years.

The income tax provision (benefit) for Federal and state income taxes in the consolidated statements of operations consists of the following:

                                              January 31,
                           -----------------------------------------------------
                                  2003               2002             2001
                           ------------------ ----------------- ----------------
Current:
Federal                         $    (178)        $        0        $        0
State                                  39                 62                66
                           ------------------ ----------------- ----------------
Total current                        (139)                62                66
                           ------------------ ----------------- ----------------

Deferred:
Federal                                 -                  -                 -
State                                   -                  -                 -
                           ------------------ ----------------- ----------------
Total deferred                          -                  -                 -
                           ------------------ ----------------- ----------------

Total provision (benefit)       $    (139)         $      62         $      66
                           ================== ================= ================

The significant components of net deferred tax assets of the Company consist of the following:

                                                                    January 31,
                                                           ------------------ -----------------
                                                                  2003               2002
                                                           ------------------ -----------------
       Inventory valuation                                      $   1,307        $       368
       Litigation settlement                                          258                836
       Net operating loss carryforwards                            16,105             16,174
       Receivable reserves                                          1,288                639
       Depreciation                                                   207                172
       Store closing reserves (asset impairments)                   1,023                  -
       Accrued compensation                                             8                 52
       Alternative minimum taxes                                        -                 96
       Other                                                          144                133
                                                           ------------------ -----------------
       Total net deferred tax assets                               20,340             18,470

       Valuation allowance                                       (14,703)           (12,855)
                                                           ------------------ -----------------
       Total deferred tax assets                                    5,637              5,615

       Trademarks and licenses                                    (1,850)            (1,828)
       Other deferred tax liabilities                               (165)              (165)
                                                           ------------------ -----------------
       Total deferred tax liabilities                             (2,015)            (1,993)
                                                           ------------------ -----------------
       Total net deferred tax assets                            $   3,622        $     3,622
                                                           ================== =================


13.       Segment Information

The Company identifies operating segments based on, among other things, the way the Company's management organizes the components of its business for purposes of allocating resources and assessing performance. With the recent acquisition of Unzipped, the Company has redefined the reportable operating segments. The Company's operations are now comprised of two reportable segments: footwear and apparel. Footwear segment includes Candie's footwear, Bongo footwear, private label footwear, retail store operations, and licensing. Apparel segment includes Bongo jeanswear. Segment revenues are generated from the sale of footwear, apparel and accessories through wholesale channels and the Company's retail locations. The Company defines segment income as operating income before interest expense and income taxes. Summarized below are the Company's segment revenues, income (loss) and total assets by reportable segments for the fiscal year January 31, 2003.

(000's omitted)                             Footwear           Apparel       Elimination         Consolidated
                                            -----------------------------------------------------------------

For the fiscal year ended January 31, 2003
Total revenues                                $101,027         $55,869          $  (113)             $156,783
Segment income                                 (4,156)           3,195                 -                (961)
Interest expense                                                                                        3,373
Loss before income tax provision                                                                     $(4,084)

Capital additions                               $1,551            $178          $      -               $1,729
Depreciation and amortization expenses          $3,278             $37          $      -               $3,315

Total assets as of January 31, 2003            $57,375         $46,062          $      -             $103,437


14.      Unaudited Consolidated Financial Information

Unaudited interim consolidated financial information for the two years ended January 31 is summarized as follows:


                                                First        Second        Third        Fourth
                                               Quarter      Quarter       Quarter      Quarter
                                            -------------------------------------------------------
                                                     (in thousands except per share data)
           Fiscal 2003

           Net sales                         $   24,190   $    48,218   $    41,792    $   37,443
           Total revenues                        25,617        49,563        43,226        38,377
           Gross profit                           8,030        13,995        11,387         7,065
           Operating income(loss)                   953         4,019           477       (6,410)
           Net income (loss)                      1,065         3,311         (788)       (7,533)

           Basic earnings (loss) per share   $     0.05   $      0.14   $    (0.03)    $   (0.30)
           Diluted earnings (loss) per share $     0.05   $      0.12   $    (0.03)    $   (0.30)

           Fiscal 2002

           Net sales                         $   22,652   $    30,570   $    25,325    $  17,779
           Total revenues                        23,854        31,886        26,736       18,926
           Gross profit                           8,309         9,131         8,459        5,035
           Operating income                         718         1,270           625      (4,157)
           Net income (loss)                        393           974           297      (3,945)

           Basic earnings (loss) per share   $     0.02   $      0.05   $      0.02    $  (0.19)
           Diluted earnings (loss) per share $     0.02   $      0.05   $      0.02    $  (0.19)

During the fourth quarter of Fiscal 2003, the Company recorded certain significant expenses as follows: (i) $3.1 million for costs relating to impairment loss and lease obligations for retail store closing and $298 of special legal costs related to legal costs related to prior year legal matters;
(ii) $1 million increase in its inventory reserve due to the softening of retail market, (iii) the Company reversed $187 of amortization expense recorded in the prior two quarters of Fiscal 2003, reflecting the reallocation of the Unzipped purchase price.

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

15.      Subsequent Events.

In April 2003 the Company settled the SEC's previously disclosed investigation of the Company of matters that have been under investigation by the SEC since July 1999 and that were also the subject of a previously disclosed internal investigation completed by a Special Committee of the Board of Directors of the Company.

In connection with the settlement the Company, without admitting or denying the SEC's allegations, consented to the entry by the SEC of an administrative order in which the Company was ordered to cease and desist from committing or causing any violations and any future violations of certain books and records, internal controls, periodic reporting and the anti-fraud provisions of the Securities Exchange Act of 1934 and the anti-fraud provisions of the Securities Act of 1933.

On May 1, 2003, Candie's Inc. (the "Company") granted Kenneth Cole Productions, Inc. the exclusive worldwide license to design, manufacture, sell, distribute and market footwear under the BONGO brand. The CEO and Chairman of Kenneth Cole Productions, Inc. is the brother of the Company's CEO. The license agreement expires on December 31, 2007, subject to renewal options for three additional terms of three years each contingent on Kenneth Cole Productions, Inc. meeting certain performance and minimum net sales standards.

In addition on May 12, 2003, the Company granted Steven Madden, Ltd. the exclusive worldwide license to design, manufacture, sell, distribute and market footwear under the CANDIE'S brand. The agreement expires on December 31, 2009, subject to renewal options for four additional terms of three years each contingent on Steven Madden, Ltd. meeting certain performance and minimum net sales standards.

In connection with the footwear licenses and due to the challenging retail environment, the Company is considering closing some or all concepts stores, which are performing below expectations. In the fourth quarter of Fiscal 2003, the Company took an impairment charge of $2.2 million for the net book value of the leasehold improvements. The Company plans to negotiate lease settlements with the various landlords. The aggregate remaining lease obligations for these stores at January 31, 2003, totaled $7.6 million. The estimate of the lease settlements will be recorded in the period(s) the stores are closed.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Candies, Inc.

The audits referred to in our report dated April 18, 2003, May 12, 2003 for Note 15, relating to the consolidated financial statements of Candie's, Inc. and Subsidiaries, which is contained in Item 15 of the Form 10-K included the audits of the financial statement schedule listed in the accompanying index for each of the three years in the period ended January 31, 2003. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based upon our audits.

In our opinion the financial statement schedule presents fairly, in all material respects, the information set forth therein.





/s/: BDO Seidman, LLP
BDO Seidman, LLP



April 18, 2003
New York, New York

                 Schedule II - Valuation and Qualifying Accounts
                         Candie's, Inc. and Subsidiaries
                                 (In thousands)


                   Column A                         Column B          Column C         Column D         Column E
-----------------------------------------------   --------------    -------------    -------------    -------------
                                                                     Additions
                                                   Balance at        Charged to                        Balance at
                                                  Beginning of       Costs and                           End of
Description                                          Period           Expenses        Deductions         Period
-----------------------------------------------   --------------    -------------    -------------    -------------
Reserves and allowances deducted from asset accounts:

Year ended January 31, 2003:
Accounts receivable reserves (b)                         $1,178         $ 14,313 (b)     $ 12,509 (a)       $2,982
                                                         ======         ========         ========           ======

Year ended January 31, 2002:
Accounts receivable reserves                             $3,532           $7,050 (b)       $9,404 (a)       $1,178
                                                         ======         ========         ========           ======

Year ended January 31, 2001:
Accounts receivable reserves                             $4,822           $7,275 (b)      $ 8,565 (a)       $3,532
                                                         ======         ========         ========           ======



Year ended January 31, 2003:
Inventory reserves                                        $ 439          $ 4,239           $1,431           $3,247
                                                         ======         ========         ========           ======

Year ended January 31, 2002:
Inventory reserves                                        $ 480            $ 184            $ 225            $ 439
                                                         ======         ========         ========           ======

Year ended January 31, 2001:
Inventory reserves                                       $1,390            $ 612          $ 1,522            $ 480
                                                         ======         ========         ========           ======


(a)  Uncollectible receivables charged against the allowance provided.

(b)  These  amounts  include   reserves  for   chargebacks,   markdowns,   co-op
     advertising allowances, and bad debts.