Form 10-Q
period 2003-04-30
CANDIES INC
filed 2003-06-13
CIK 857737

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                      ------------------------------------

                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For  the Quarterly Period Ended April 30, 2003

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934

For the Transition Period From ________ to ________.


Commission file number 0-10593



                                 CANDIE'S, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                         11-2481903
---------------------------------           ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)



     400 Columbus Avenue
        Valhalla, NY                                              10595
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)


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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes__ No. X
Common Stock, $.001 Par Value -- 25,027,138 shares as of May 30, 2003

                                      INDEX

                                    FORM 10-Q

                         CANDIE'S, INC. and SUBSIDIARIES

                                                                                                      Page No.

Part I.  Financial Information

Item 1.  Financial Statements - (Unaudited)

         Condensed Consolidated Balance Sheets - April 30, 2003 and January 31, 2003....................   3

         Condensed Consolidated Income Statements - Three Months Ended
               April 30, 2003 and 2002..................................................................   4

         Condensed Consolidated Statement of Stockholders' Equity - Three Months Ended
               April 30, 2003...........................................................................   5

         Condensed Consolidated Statements of Cash Flows - Three Months Ended
               April 30, 2003 and 2002..................................................................   6

         Notes to Condensed Consolidated Financial Statements...........................................   7


Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
               Operations...............................................................................  13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk ....................................  16

Item 4.  Controls and Procedures .......................................................................  16


Part II. Other Information..............................................................................

Item 1.  Legal Proceedings .............................................................................  17
Item 2.  Changes in Securities and Use of Proceeds .....................................................  17
Item 3.  Defaults upon Senior Securities (Not Applicable)...............................................
Item 4.  Submission of Matters to a Vote of Security Holders (Not Applicable)...........................
Item 5.  Other Information (Not Applicable).............................................................
Item 6.  Exhibits and Reports on Form 8-K ..............................................................  17



Signatures   ...........................................................................................  18

Certifications  ........................................................................................  19


Part I.  Financial Information

Item 1. FINANCIAL STATEMENTS-(Unaudited)


Candie's, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
                                                                                     April 30,       January 31,
                                                                                      2003              2003
                                                                                   ----------        ----------

                                                                                   (Unaudited)
Assets                                                                           (000's omitted, except par value)

Current Assets
    Cash...............................................................            $    1,466       $    1,899
    Accounts receivable, net...........................................                 6,048            8,456
    Due from factors, net..............................................                19,871           17,966
    Due from affiliate.................................................                   172              230
    Inventories........................................................                20,348           19,016
    Deferred income taxes..............................................                 3,109            3,109
    Prepaid advertising and other......................................                 1,719            1,140
                                                                                      -------          -------
Total Current Assets...................................................                52,733           51,816

Property and equipment, at cost:
    Furniture, fixtures and equipment..................................                 9,403            9,157
    Less: Accumulated depreciation and amortization....................                 6,895            6,514
                                                                                      -------          -------
                                                                                        2,508            2,643
Other assets:
    Restricted cash....................................................                 2,900            2,900
    Goodwill...........................................................                25,241           25,241
   Intangibles, net....................................................                17,457           17,818
    Deferred financing costs, net......................................                 2,317            2,326
    Deferred income taxes..............................................                   513              513
    Other..............................................................                   203              180
                                                                                      -------          -------
                                                                                       48,631           48,978
                                                                                      -------          -------
Total Assets...........................................................              $103,872         $103,437
                                                                                      =======          =======

Liabilities and Stockholders' Equity

Current Liabilities:
    Revolving notes payable - banks....................................              $ 24,869        $  21,577
    Accounts payable and accrued expenses..............................                12,932           15,493
    Due to affiliates..................................................                 5,673            6,203
    Current portion of long-term debt...............................                    2,580            2,648
                                                                                      -------          -------
Total Current Liabilities..............................................                46,054           45,921
                                                                                      -------          -------

Long-term liabilities..................................................                28,051           28,505

Stockholders' Equity
    Preferred stock, $.01 par value - shares authorized 5,000;
         none issued and outstanding...................................                     -                -
    Common stock, $.001 par value - shares authorized 75,000;
         shares issued 25,027 at April 30, 2003 and 24,992 issued
         at January 31, 2003...........................................                    25               25
    Additional paid-in capital.........................................                69,842           69,812
    Retained earnings (deficit)........................................               (39,433)         (40,159)
   Treasury stock - at cost  - 198 shares at April 30 and
        January 31, 2003...............................................                  (667)            (667)
                                                                                      -------          -------
Total Stockholders' Equity.............................................                29,767           29,011
                                                                                      -------          -------

Total Liabilities and Stockholders' Equity.............................              $103,872         $103,437
                                                                                      =======          =======

See notes to condensed consolidated financial statements.

Candie's, Inc. and Subsidiaries


Condensed Consolidated Income Statements
 (Unaudited)

                                                                                  Three Months Ended
                                                                             -----------------------------
                                                                               April 30,      April 30,
                                                                                 2003           2002
                                                                             -------------- --------------
                                                                              (000's omitted, except per
                                                                                     share data)

Net sales............................................                             $ 40,863       $ 24,190
Licensing income......................................                               1,178          1,427
                                                                             -------------- --------------
Net revenue...........................................                              42,041         25,617
Cost of goods sold....................................                              30,147         16,924
                                                                             -------------- --------------
Gross profit..........................................                              11,894          8,693

Selling, general and administrative expenses..........                               9,861          7,725
Special charges.......................................                                 434             15
                                                                             -------------- --------------

Operating income......................................                               1,599            953

Other expenses:
        Interest expense - net........................                                 873            277
        Equity income in joint venture................                                   -          (250)
                                                                             -------------- --------------
                                                                                       873             27
                                                                             -------------- --------------

Income before income tax benefit......................                                 726            926

Income tax benefit....................................                                   -          (139)
                                                                             -------------- --------------

Net income............................................                           $     726       $  1,065
                                                                             ============== ==============

Earnings per share:
                              Basic...................                             $  0.03        $  0.05
                                                                             ============== ==============

                              Diluted.................                             $  0.03        $  0.05
                                                                             ============== ==============


Weighted average number of common shares outstanding:
                              Basic...................                              25,015         20,642
                                                                             ============== ==============

                              Diluted.................                              25,054         23,104
                                                                             ============== ==============



See notes to condensed consolidated financial statements.

Candie's, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)

Three Months Ended April 30, 2003
(000's omitted)
                                                                   Preferred
                                                                    & Common   Additional   Retained
                                                 Common Stock     Stock to be    Paid-In    Earnings   Treasury
                                               Shares    Amount      Issued      Capital    (Deficit)    Stock      Total
----------------------------------------------------------------------------------------------------------------------------
Balance at February 1, 2003                    24,992    $   25        $ --     $ 69,812  $ (40,159)    $ (667)  $ 29,011
Options granted to non-employees..........         35        --          --           30         --         --         30
Net income................................         --        --          --           --        726         --        726
----------------------------------------------------------------------------------------------------------------------------
Balance at April 30, 2003                      25,027    $   25        $ --     $ 69,842  $ (39,433)    $ (667)  $ 29,767
============================================================================================================================








See notes to condensed consolidated financial statements.

Candie's, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(Unaudited)


                                                                                      Three Months Ended
                                                                               -------------------------------
                                                                                 April 30,      April 30,
                                                                                   2003           2002
                                                                               -------------------------------

                                                                                        (000's omitted)
OPERATING ACTIVITIES:
Net cash used in operating activities......................................     $  (2,868)     $   (5,324)
                                                                               -------------------------------
INVESTING ACTIVITIES:
        Purchases of property and equipment................................          (246)           (239)
                                                                               -------------------------------

Net cash used in investing activities......................................          (246)           (239)
                                                                               -------------------------------

FINANCING ACTIVITIES:
        Payment of long-term debt..........................................          (522)               -
        Deferred financing costs...........................................           (89)               -
        Proceeds from exercise of stock options............................              -              98
        Revolving notes payable - bank.....................................          3,292           5,208
        Purchase of treasury stock.........................................              -           (192)
                                                                               -------------------------------

Net cash provided by financing activities..................................          2,681           5,114
                                                                               -------------------------------


DECREASE IN CASH...........................................................          (433)           (449)
Cash at beginning of period................................................          1,899             636
                                                                               -------------------------------
Cash at end of period......................................................     $    1,466      $      187
                                                                               ===============================


Supplemental disclosure of cash flow information:
     Cash paid for interest................................................     $      731      $      278
                                                                               ===============================
     Non-cash acquisition of Unzipped (stock and debt).....................     $        -      $   19,250
                                                                               ===============================


See notes to condensed consolidated financial statements.

Candie's, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Unaudited)

April 30, 2003


NOTE A     BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended April 30, 2003 are not necessarily indicative of the results that may be expected for a full fiscal year.

Certain reclassifications have been made to conform prior year data with the current presentation. Warehousing and distribution costs of $663,000 for the three months ended April 30, 2002 has been included in SG&A expenses in the consolidated statements of income. The Company had previously included such expenses in cost of goods sold.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 2003.


NOTE B     STOCK OPTIONS

Pursuant to a provision in SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has elected to continue using the intrinsic-value method of accounting for stock options granted to employees in accordance with Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock options has been measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount the employee must pay to acquire the stock. Under this approach, the Company only recognizes compensation expense for stock-based awards to employees for options granted at below-market prices, with the expense recognized over the vesting period of the options.

The stock-based employee compensation cost that would have been included in the determination of net income if the fair value based method had been applied to all awards, as well as the resulting pro forma net income and earnings per share using the fair value approach, are presented in the following table. These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years.



(000's omitted except per share data)                          Three Months Ended April 30,
                                                            -----------------------------------
                                                                         2003             2002
                                                            -----------------------------------

Net income - as reported                                                 $726           $1,065
Add: Stock-based employee compensation
          included in reported net income                                   -                -
Deduct: Stock-based employee compensation
          determined under the fair value based
          method                                                        (482)            (148)
                                                            -----------------------------------
     Pro forma net income                                                $244             $917
                                                            ===================================



Basic and diluted earnings per share:
     As reported                                                        $0.03            $0.05
                                                            ===================================
     Pro forma                                                          $0.01            $0.04
                                                            ===================================

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

In August 2002, IP Holdings LLC, an indirect wholly owned subsidiary of the Company, issued in a private placement $20 million of asset-backed notes in a private placement secured by intellectual property assets (tradenames, trademarks and license payments thereon). The notes have a 7-year term with a fixed interest rate of 7.93% with quarterly principal and interest payments of approximately $859,000. The notes are subject to a liquidity reserve account of $2.9 million (reflected as restricted cash in the accompanying balance sheet), funded by a deposit of a portion of the proceeds of the notes. The net proceeds of $16.2 million were used to reduce amounts due by the Company under its existing revolving credit facilities. Concurrently with this payment, the Credit Facility was further amended to eliminate the over advance provision along with certain changes in the availability formula. Costs incurred to obtain this financing totaled approximately $2.4 million which amount has been deferred and is being amortized over the life of the debt.

See Note F of the Notes to the Condensed Consolidated Financial Statements regarding the financing agreement of Unzipped Apparel, LLC.

At April 30, 2003, total borrowings under revolving credit facilities, including Unzipped, were $24.9 million at a weighted average interest rate of 4.73%.


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

The following is a reconciliation of the shares used in calculating basic and diluted earnings per share:

                                                                                     April 30,
                                                                             -------------------------
                                                                                  2003            2002
                                                                             -------------------------
                                                                                     (000's omitted)
Basic...................................................................          25,015        20,642
Effect of assumed conversions of employee stock options.................              39         1,630
Effect of assumed conversions of preferred stock........................               -           832
                                                                             -------------------------
Denominator for diluted earnings per share..............................          25,054        23,104
                                                                             =========================


NOTE E     COMMITMENTS AND CONTINGENCIES


In April 2003 the Company settled the SEC's previously disclosed investigation of the Company of matters that have been under investigation by the SEC since July 1999 and that were also the subject of a previously disclosed internal investigation completed by a Special Committee of the Board of Directors of the Company.

In connection with the settlement, the Company, without admitting or denying the SEC's allegations, consented to the entry by the SEC of an administrative order in which the Company was ordered to cease and desist from committing or causing any violations and any future violations of certain books and records, internal controls, periodic reporting and the anti-fraud provisions of the Securities Exchange Act of 1934 and the anti-fraud provisions of the Securities Act of 1933.

In November 2001, the Company settled a litigation filed in December 2000 in the United States District Court for Southern District of New York, by Michael Caruso, as trustee of the Claudio Trust and Gene Montasano (collectively, "Caruso"). The settlement agreement between the Company and Caruso provides for the Company to pay to Caruso equal quarterly payments of $62,500, up to a maximum amount of $1 million, over a period of four years. However, the Company's obligation to make these quarterly payments will terminate in the event that the last daily sale price per share of the Company's common stock is at least $4.98 during any ten days in any thirty day period within such four year period with any remaining balance to be recognized as income.

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

In connection with the closing of certain retail locations during the fiscal year ended January 31, 2003, certain litigation has been brought by the landlords pursuant to the Company's obligations on the respective leases. The Company has recorded approximately $300,000 in the fourth quarter of Fiscal 2003 for the above lease obligations representing its estimate of the amount it will pay to settle the future obligations of these leases.

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


NOTE F     UNZIPPED APPAREL, LLC

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

The Company was entitled to receive an advertising royalty from Unzipped equal to 3% of Unzipped's net sales. Included in licensing income is $414,000 such royalties for the period ended April 30, 2002.

Acquisition:

On April 23, 2002, the Company acquired Sweet's 50% interest in Unzipped for $19.3 million payable in the form of 3 million shares of the Company's common stock valued at a price of $2.75 per share, totaling $8.3 million, and an additional $11 million obligation evidenced by an 8% senior subordinated note with interest due quarterly and principal due in 2012. The debt is subordinated to the Company's Credit Facility (See Note C) and is collaterized by the shares of stock of a subsidiary which owns the royalty rights to the Company's trademarks. The acquisition was recorded as of April 30, 2002. Accordingly the operations of Unzipped have been included beginning May 1, 2002.

In connection with the acquisition, the Company agreed to file and have declared effective a registration statement with the SEC for the 3 million shares of the Company's common stock issued to Sweet. In the event that the registration statement is not declared effective on or before April 23, 2003, the Company is required to pay $82,500 to Sweet as a penalty. Subsequently, the Company is required to pay $82,500 per calendar quarter for each calendar quarter thereafter in which the registration statement has not been effective for more than 30 days of such calendar quarter. The Company recorded $82,500 expense for such penalty in the quarter ended April 30, 2003. The Company has filed the registration statement, but as of June 13, 2003, the registration statement had not yet been declared effective.

The following unaudited pro-forma information presents a summary of the Company's consolidated results of operations as if the Unzipped acquisition and its related financing had occurred on February 1, 2002. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on February 1, 2002, or which may result in the future.

Three months ended April 30,                                  2002
                                            ------------------------------------
                                             (000's omitted, except per share)
Total net revenues                                              $38,310
Operating income                                                 $1,099
Net income                                                         $490
Basic earnings per common share                                   $0.02
Diluted earnings per common share                                 $0.02

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

On February 25, 2003 Unzipped entered into a two-year $25 million credit facility ("the Unzipped Credit Facility") with GE Capital Commercial Services, Inc. ("GECCS") replacing its credit facility with Congress. Borrowings are limited by advance rates against eligible accounts receivable and inventory balances, as defined. Under the facility, Unzipped may also arrange for letters of credit in an amount up to $5 million. The borrowings bear interest at a rate of 2.25% per annum in excess of the 30 day Commercial Paper rate or 3%, whichever is greater. At April 30, 2003, Unzipped's borrowings totaled $16.9 million under the revolving credit agreement with GECCS.

Borrowings under the new facility are secured by substantially all of the assets of Unzipped. In addition, Unzipped has agreed to subordinate $3.9 million of its accounts payable to Azteca Productions to GECCS. Unzipped is also required to meet certain financial covenants including tangible net worth minimums and a fixed charge coverage ratio, as defined.

Related Party Transactions:

Unzipped has a supply agreement with Azteca Productions, Inc ("Azteca") for the development, manufacturing, and supply of certain products bearing the Bongo trademark. As consideration for the development of the products, Unzipped pays Azteca pursuant to a separate pricing schedule. For the quarter ended April 30, 2003, Unzipped purchased $16.1 million of products from Azteca. The supply agreement was consummated upon Unzipped's formation and originally extended through January 31, 2003, and was amended and restated effective April 23, 2002 through January 31, 2005.

Azteca also allocates expenses to Unzipped for Unzipped's use of a portion of Azteca's office space, design and production team and support personnel. For the quarter ended April 30, 2003, Unzipped incurred $46,500 of such allocated expenses.

In connection with the acquisition, the Company has a management agreement with Sweet for a term ending January 31, 2005, which provides for Sweet to manage the operations of Unzipped in return for a management fee based upon certain specified percentages of net income that Unzipped achieves during the three-year term. The fee commenced in Fiscal 2004. In the April 30, 2003 period, Unzipped expensed $105,000 for the management fee. In addition, Sweet guarantees that the net income, as defined, of Unzipped shall be no less than $1.7 million for each year during the term commencing in Fiscal 2004.

Unzipped has a distribution agreement with Apparel Distribution Services (ADS), an entity that shares common ownership with Sweet for a term ending January 31, 2005. The agreement provides for a per unit fee for warehousing and distribution functions and per unit fee for processing and invoicing orders. For the quarter ended April 30, 2003, Unzipped incurred $896,000 for such services. The agreement also provides for reimbursement for certain operating costs incurred by ADS and charges for special handling fees at hourly rates approved by management. These rates can be adjusted annually by the parties to reflect changes in economic factors. The distribution agreement was consummated upon Unzipped's formation and was amended and restated on substantially the same terms effective April 23, 2002 through January 31, 2005.

Unzipped occupies office space in a building rented by ADS and Commerce Clothing Company, LLC (Commerce), a related party to Azteca.

During the quarter ended April 30, 2003, Azteca transferred $3.9 million of Unzipped obligations to the Guez Living Trust, an entity controlled by Hubert Guez, a principal of Sweet and a member of the Company's Board of Directors.

Amounts due to related parties at April 30, 2003 and included in accounts payable and accrued expenses, consist of the following (Note - all amounts are non-interest bearing):

(`000 omitted)

Azteca                                        $   317
Guez Living Trust                               3,900
Sweet                                             916
ADS                                               540
                                            ---------
                                               $5,673

In connection with its acquisition of Unzipped, the Company had agreed that on or before February 1, 2003, it would pay Azteca for all receivables due from Unzipped for purchases of product that were more than 30 days past due as of that date and any amount remaining under a $5 million subordinated loan between Unzipped and Azteca.

Management of the Company believes that it has fulfilled all of its acquisition related obligations as described above. At January 31, 2003, the total amount due to Azteca and related parties from Unzipped was $6.2 million, all of which, in the opinion of Company management, constitutes accounts payable less than 30 days past due. Management of the Company also believes that the subordinated note has been paid in full. However, because of a dispute with Azteca and Sweet as to the terms for merchandise supplied by Azteca to Unzipped under the Supply Agreement and resulting application of payments from Unzipped to invoices and the subordinated note, Azteca believes that the total of $5.9 million is comprised of $697,000 of accounts payable less than 30 days past due, $171,000 of interest and $5 million due on the subordinated note. In that event, the Company would be obligated under the Unzipped acquisition agreement to repay Azteca the $5 million that it believes is due on the subordinated note. The interest accrual of $171,000 due to Azteca on the subordinated note is also in dispute. This amount has been included in interest expense for the year ended January 31, 2003. No interest was accrued on any amounts due to Azteca, ADS or the Guez Living Trust for the quarter ended April 30, 2003.

NOTE G     SEGMENT INFORMATION

The Company identifies operating segments based on, among other things, the way the Company's management organizes the components of its business for purposes of allocating resources and assessing performance. With the recent acquisition of Unzipped, the Company has redefined the reportable operating segments. The Company's operations are now comprised of two reportable segments: footwear and apparel. Segment revenues are generated from the sale of footwear, apparel and accessories through wholesale channels and the Company's retail locations. The Company defines segment income as operating income before interest expense and income taxes. Summarized below are the Company's segment revenues, income (loss) and total assets by reportable segments for the fiscal quarter ended April 30, 2003.


(000's omitted)                               Footwear     Apparel  Consolidated
                                            ------------------------------------

For the fiscal quarter ended April 30, 2003
Total revenues                                $ 24,792     $ 17,249     $ 42,041
Segment income                                     750          849        1,599
Net interest expense                                                         873
Income before provision for income taxes                                $    726

Capital additions                             $    238     $      8     $    246
Depreciation and amortization expenses        $    368     $     13     $    381

Total assets as of April 30, 2003             $ 54,794     $ 49,078     $103,872

NOTE H     RECENT ACCOUNTING STANDARDS

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


NOTE I     SUBSEQUENT EVENTS

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

In connection with the footwear licenses and due to the challenging retail environment, the Company expects to close the 11 concepts stores, which are performing below expectations. The estimate of the lease settlements will be recorded in the period(s) the stores are closed.

In connection with these license agreements and store closings, the Company's operations will change significantly in the second half of Fiscal 2004. Sales of the BONGO and CANDIE'S brands, which comprise the majority of footwear sales, and retail sales from the concept stores, will cease. The Company's operations will consist of licensing, distributing and marketing jeans wear, and arranging for the manufacture of footwear products for mass market and discount retailers.

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

Seasonal and Quarterly Fluctuations. The Company's quarterly results may fluctuate quarter to quarter as a result of holidays, weather, the timing of product shipments, market acceptance of the Company's products, the mix, pricing and presentation of the products offered and sold, the hiring and training of additional personnel, the timing of inventory write downs, fluctuations in the cost of materials, the timing of licensing payments and reporting, and other factors beyond the Company's control, such as general economic conditions and the action of competitors. Accordingly, the results of operations in any quarter will not necessarily be indicative of the results that may be achieved for a full fiscal year or any future quarter. See "Recent Developments" below.

In addition, the timing of the receipt of future revenues could be impacted by the recent trend among retailers in the Company's industry to order goods closer to a particular selling season than they have historically done so. The Company continues to seek to expand and diversify its product lines to help reduce the dependence on any particular product line and lessen the impact of the seasonal nature of its business. However, the success of the Company will still remain largely dependent on its ability to predict accurately upcoming fashion trends among its customer base, build and maintain brand awareness and to fulfill the product requirements of its retail channel within the shortened timeframe required. Unanticipated changes in consumer fashion preferences, slowdowns in the United States economy, changes in the prices of supplies, consolidation of retail chains, among other factors noted herein, could adversely affect the Company's future operating results. See "Recent Developments" below.

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

In addition, on May 12, 2003, the Company granted Steven Madden, Ltd. the exclusive worldwide license to design, manufacture, sell, distribute and market footwear under the CANDIE'S brand. The license agreement expires on December 31, 2009, subject to renewal options for four additional terms of three years each contingent on Steven Madden, Ltd. meeting certain performance and minimum net sales standards. The foregoing licensing agreements between the Company and each of Kenneth Cole Productions, Inc and Steven Madden, Ltd. are collectively referred to in this report as the "Footwear Licenses".

As a result of the Company's grant of the Footwear Licenses, there will be a material impact on the Company's net revenues, operating expenses, profits and liquidity, including interest expense. Commencing in the fiscal quarter ending July 31, 2003 the change in the footwear business will result in substantial reductions in net sales, net revenues and operating expenses and increases in licensing income when compared to the comparable prior year's periods.

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

Results of Operations

For the three months ended April 30,2003

Revenues. Net revenues increased by $16.4 million to $42.0 million from $25.6 million in the comparable period of the prior year. The net revenue increase resulted primarily from the sales of $17.2 million by the Unzipped jeans wear business, partially offset by a decrease of $825,000 to $24.8 million from $25.6 million in the Candie's footwear business in the comparable period of the prior year. The net revenue decrease in Candie's resulted primarily from decreases in sales in Candie's wholesale footwear of $2.4 million and licensing income of $249,000, partially offset by $472,000 sales increases in the retail stores and $909,000 increase in the Company's private label men's division. Retail store sales increased to $2.6 million, as compared to $2.1 million in the first quarter of the prior year. The retail sales increase resulted from the sales of $1.1 million in twelve new stores, partially offset by sales decreases of $475,000 in comparable retail stores and $224,000 in two discontinued stores. Comparable licensing income increased $165,000, as the prior year period included $414,000 of royalties the Company received from Unzipped, which payments ceased with the Company's acquisition of the remaining equity interest in Unzipped on April 23, 2002.

Gross Profit. Gross profit increased by $3.2 million to $11.9 million as compared to $8.7 million in the prior year quarter. The gross profit increase is primarily attributable to Unzipped, which recorded gross profit of $3.3 million in the current year quarter. Gross profit in the Candie's footwear business decreased to $8.6 million from $8.7 million in the prior year quarter. Gross profit margin decreased, as a percentage of net revenues, by 5.6% to 28.3% as compared to 33.9% in the first quarter of the prior year. The decrease in gross profit margin percentage is primarily attributable to Unzipped apparel sales in current year quarter at 19.2%, partially offset by slightly improved margins in the Candie's footwear business. Gross profit margin in the Candie's footwear business increased, as a percentage of net revenues, by 0.7% to 34.6% as compared to 33.9% in the comparable prior year quarter. The gross profit increase in the Candie's footwear business is primarily attributable to Candie's wholesale footwear.

Operating Expenses. Operating expenses increased by $2.1 million to $9.9 million from $7.7 million in the prior year quarter. $2.5 million of this increase resulted from the operations of Unzipped. Operating expenses in Candie's were $7.4 million, a decrease of $332,000 compared to $7.7 million in the prior year quarter. The operating expense decrease resulted from $888,000 of cost reduction in Candie's wholesale footwear, $152,000 of operating expense savings in the two discontinued retail stores, and $144,000 of operating expense decrease in the comparable stores, partially offset by $852,000 of incremental costs associated with new retail stores. Included in the special charges for the three months ended April 30, 2002 were $352,000 legal fees related to the settlement of the Company's SEC investigation, see Note E of Notes to Condensed Consolidated Financial Statements, and $82,500 penalty paid to Azteca for late stock registration in connection with the Unzipped acquisition, see Note F of Notes to Condensed Consolidated Financial Statements.

Interest Expense. Net interest expense increased by $596,000 to $873,000 from $277,000 in the prior year quarter. Of the increased amount, $211,000 of this increase resulted from the operations of Unzipped, and $220,000 from the 8% senior subordinated note issued in the Unzipped Acquisition (see Note F of the Notes to the Condensed Consolidated Financial Statements) and $379,000 associated with the assets backed notes issued by a subsidiary of the Company (see Note C of the Notes to the Condensed Consolidated Financial Statements). Offsetting this was a decrease of $214,000 net interest expense in Candie's to $63,000 from $277,000 in the prior year quarter. Net interest expense decrease in Candie's resulted from lower average interest rates and lower average outstanding borrowing as compared with the comparable prior year period.

Equity Income in Joint Venture. During the quarter ended April 30, 2002, the Company reduced the remaining $250,000 liability in connection with the acquisition of Unzipped. See Note F of Notes to Condensed Consolidated Financial Statements.

Income Tax Benefit. No tax expense was recorded for the current and prior year quarter, due to a reduction in the valuation reserve, which offset the income tax provision. In the quarter ended April 30, 2002, the Company recorded $139,000 of income tax benefit resulting from the utilization of net operating losses due to changes in the tax laws.

Net Income. The Company recorded net income of $726,000 compared to $1.1 million in the comparable quarter of prior year.

Liquidity and Capital Resources


Working Capital.

At April 30, 2003, the current ratio of assets to liabilities was 1.15 to 1 as compared to .90 to 1 at April 30, 2002.

The Company continues to rely upon trade credit, revenues generated from operations, especially private label and licensing activity, as well as borrowings from under its revolving loan to finance its operations. Net cash used in operating activities totaled $2.9 million, compared to cash used of $5.3 million in the prior year quarter. The decrease in cash used in operating activities resulted primarily from in-house accounts receivable.

Capital Expenditures.

Capital expenditures for the period ended April 30, 2003 were $246,000, compared to $239,000 for the three months ended April 30, 2002. The Company does not anticipate any material amount of additional capital expenditures for in Fiscal 2004.

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

At April 30, 2003, borrowings under the Credit Facility totaled $8.0 million and availability under the formula was $407,000.

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

At April 30, 2003, borrowings under the Unzipped Credit Facility totaled $16.9 million and availability under the formula was $648,000.

Bond Financing

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

Management of the Company believes that it has fulfilled all of its acquisition related obligations as described above. At January 31, 2003, the total amount due to Azteca and related parties from Unzipped was $6.2 million, all of which, in the opinion of Company management, constitutes accounts payable less than 30 days past due. Management of the Company also believes that the subordinated note has been paid in full. However, because of a dispute with Azteca and Sweet as to the terms for merchandise supplied by Azteca to Unzipped under the Supply Agreement and resulting application of payments from Unzipped to invoices and the subordinated note, Azteca believes that the total of $5.9 million is comprised of $697,000 of accounts payable less than 30 days past due, $171,000 of interest and $5 million due on the subordinated note. In that event, the Company would be obligated under the Unzipped acquisition agreement to repay Azteca the $5 million that it believes is due on the subordinated note. The interest accrual of $171,000 due to Azteca on the subordinated note is also in dispute. This amount has been included in interest expense for the year ended January 31, 2003.

The Company believes that its existing credit facilities, along with revenues generated from operations, are sufficient to finance its operations, including the transition of the footwear business to licensing as described in "Recent Development". The Company anticipates that its cash requirements and borrowings under its Credit Facility will be substantially reduced as it exits the footwear operating business.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

As a result of the Company's and Unzipped variable rate credit facilities, the Company is exposed to the risk of rising interest rates. The following table provides information on the Company's fixed maturity debt as of April 30, 2003 that are sensitive to changes in interest rates.

  The Company's Credit Facility had an average interest
   rate of 5.75% for the three month period ended
   April 30, 2003....                                              $ 8.0 million

  The Unzipped Credit Facility had an average interest
   rate of 4.25% for the three month period ended
   April 30, 2003                                                  $16.9 million


Item 4.  Controls and Procedures

Within the 90 days prior to the filing date of this Quarterly Report on Form 10-Q, an evaluation was carried out (the "Controls Evaluation"), under the supervision and with the participation of Company's management, including its Chief Executive Officer ("CEO") and its Chief Financial Officer ("CFO"), of the effectiveness of the Company's "disclosure controls and procedures" (as defined in Section 13a-14 (c) and 15d-14 (c) of the Securities Exchange Act of 1934 ("Disclosure Controls")). Based upon that evaluation, the CEO and CFO have concluded that the Disclosure Controls are effective to ensure that the information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as required by the rules and forms of the Securities Exchange Commission.

The CEO and CFO note that, since the date of the Controls Evaluation to the date of this Quarterly Report on Form 10-Q, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.  Other Information

Item 1.  Legal Proceedings

See Note E of Notes to Condensed Consolidated Financial Statements.

Item 2.  Changes in Securities and Use of Proceeds.

During the three months ended April 30, 2003, the Company granted certain of its employees and directors, pursuant to a stock option plan, 10-year non-qualified stock options to purchase a total of 115,000 shares of its common stock at prices ranging from $0.73 to $0.86 per share (an average of $0.75 per share). The options were granted in private transactions pursuant to the exemption from registration under Sections 2(a) (3) and 4(2) of the Securities Act of 1933.

Item 6.  Exhibits and Reports on Form 8-K

A. Exhibit 99.1 - Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

       Exhibit 99.2 - Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

       Exhibit 10.1 - Factoring Agreement for Unzipped Apparel, LLC.

       Exhibit 10.2 - Factoring Agreement - Inventory Supplement (with advances)

       Exhibit 10.3 - Factoring Agreement - Guaranty/Letter of Credit Supplement

       Exhibit 10.4 - Interim Factoring Agreement


B.     Reports on Form 8-K  - None

Signatures


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                CANDIE'S, INC.
                               -------------------------------------------------
                                                 (Registrant)


Date     June 13, 2003         /s/ Neil Cole
         -------------------   -------------------------------------------------
                               Neil Cole
                               Chairman of the Board, President
                               And Chief Executive Officer
                               (on Behalf of the Registrant)

Date     June 13, 2003         /s/ Richard Danderline
         -------------------   -------------------------------------------------
                               Richard Danderline
                               Executive Vice President - Finance and Operations
                               Principal Financial and Accounting Officer

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: June 13, 2003
                                              /s/Neil Cole
                                          -------------------------------------
                                          President and Chief Executive Officer

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: June 13, 2003         /s/Richard Danderline
                           ----------------------------------------------------
                           Executive Vice President-Finance and Operations, Principal Financial Officer