Form 10-Q
period 2003-07-31
CANDIES INC
filed 2003-09-15
CIK 857737

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                      ------------------------------------

                                    FORM 10-Q



     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended July 31, 2003

                                       OR

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the Transition Period From ________ to ________.


                         Commission file number 0-10593



                                 CANDIE'S, INC.

             (Exact name of registrant as specified in its charter)


     Delaware                                          11-2481903
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


    215 West 40th Street
        New York, NY                                    10018
--------------------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)


                                 (212) 730-0030

              (Registrant's telephone number, including area code)

                      400 Columbus Ave, Valhalla, NY 10595

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

Common Stock, $.001 Par Value -- 25,224,638 shares as of August 29, 2003

                                      INDEX

                                    FORM 10-Q

                         CANDIE'S, INC. and SUBSIDIARIES

                                                                                                      Page No.
                                                                                                     -----------
Part I.  Financial Information

Item 1.  Financial Statements - (Unaudited)

         Condensed Consolidated Balance Sheets - July 31, 2003 and January 31, 2003.....................   3

         Condensed Consolidated Statements of Operations- Three and Six Months Ended
               July 31, 2003 and 2002...................................................................   4

         Condensed Consolidated Statement of Stockholders' Equity - Six Months Ended
               July 31, 2003............................................................................   5

         Condensed Consolidated Statements of Cash Flows - Six Months Ended
               July 31, 2003 and 2002...................................................................   6

         Notes to Condensed Consolidated Financial Statements...........................................   7


Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
               Operations...............................................................................  13

Item 3.   Quantitative and Qualitative Disclosures about Market Risk....................................  17

Item 4.   Controls and Procedures.......................................................................  17


Part II. Other Information..............................................................................

Item 1.   Legal Proceedings.............................................................................  18
Item 2.  Changes in Securities and Use of Proceeds .....................................................  18
Item 3.  Defaults upon Senior Securities (Not Applicable)...............................................
Item 4.  Submission of Matters to a Vote of Security Holders (Not Applicable)...........................
Item 5.  Other Information (Not Applicable).............................................................
Item 6.   Exhibits and Reports on Form 8-K..............................................................  18



Signatures   ...........................................................................................  19




Part I.  Financial Information

Item 1. FINANCIAL STATEMENTS-(Unaudited)

Candie's, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

                                                                                     July 31,      January 31,
                                                                                      2003              2003
                                                                                   ----------        ----------
                                                                                   (Unaudited)
Assets                                                                           (000's omitted, except par value)

Current Assets
    Cash...............................................................            $    3,011       $    1,899
    Accounts receivable, net...........................................                 5,528            8,456
    Due from factors, net..............................................                22,015           17,966
    Due from affiliate.................................................                   172              230
    Inventories........................................................                12,070           19,016
    Deferred income taxes..............................................                 3,109            3,109
    Prepaid advertising and other......................................                 1,452            1,140
                                                                                      -------          -------
Total Current Assets...................................................                47,357           51,816

Property and equipment, at cost:
    Furniture, fixtures and equipment..................................                 2,160            9,157
    Less: Accumulated depreciation and amortization....................                 1,471            6,514
                                                                                      -------          -------
                                                                                          689            2,643
Other assets:
    Restricted cash....................................................                 2,900            2,900
    Goodwill...........................................................                25,241           25,241
   Intangibles, net....................................................                17,096           17,818
    Deferred financing costs, net......................................                 2,225            2,326
    Deferred income taxes..............................................                   513              513
    Other..............................................................                   168              180
                                                                                      -------          -------
                                                                                       48,143           48,978
                                                                                      -------          -------
Total Assets...........................................................             $  96,189         $103,437
                                                                                      =======          =======

Liabilities and Stockholders' Equity

Current Liabilities:
    Revolving notes payable - banks....................................              $ 22,477        $  21,577
    Accounts payable and accrued expenses..............................                15,124           15,493
    Due to affiliates..................................................                 2,316            6,203
    Current portion of long-term debt...............................                    2,625            2,648
                                                                                      -------          -------
Total Current Liabilities..............................................                42,542           45,921
                                                                                      -------          -------

Long-term liabilities..................................................                27,472           28,505

Stockholders' Equity
    Preferred stock, $.01 par value - shares authorized 5,000;
         none issued and outstanding...................................                     -                -
    Common stock, $.001 par value - shares authorized 75,000;
         shares issued 25,318 at July 31, 2003 and 25,190 issued
         at January 31, 2003...........................................                    25               25
    Additional paid-in capital.........................................                70,030           69,812
    Retained earnings (deficit)........................................               (43,213)         (40,159)
   Treasury stock - at cost  - 198 shares at July 31 and
        January 31, 2003...............................................                  (667)            (667)
                                                                                      -------          -------
Total Stockholders' Equity.............................................                26,175           29,011
                                                                                      -------          -------

Total Liabilities and Stockholders' Equity.............................              $ 96,189         $103,437
                                                                                      =======          =======

See notes to condensed consolidated financial statements.

Candie's, Inc. and Subsidiaries


Condensed Consolidated Statements of Operations
 (Unaudited)

                                                          Three Months Ended                       Six Months Ended
                                                               July 31,                                July 31,
                                                 --------------------------------------  --------------------------------------
                                                       2003                2002                 2003               2002
                                                                    (000's omitted, except per share data)
Net sales........................................   $40,214            $48,218              $81,077            $72,408
Licensing income................................      1,841              1,345                3,019              2,772
                                                 ------------------ -------------------  ----------------- --------------------
Net revenues....................................     42,055             49,563               84,096             75,180
Cost of goods sold..............................     32,986             35,568               63,133             51,829
                                                 ------------------ -------------------  ----------------- --------------------
Gross profit....................................      9,069             13,995               20,963             23,351

Operating expenses:
Selling, general and administrative expenses....      9,556              9,898               19,417             18,286
Special charges.................................      2,450                 78                2,884                 93
                                                 ------------------ -------------------  ----------------- --------------------
                                                     12,006              9,976               22,301             18,379
                                                 ------------------ -------------------  ----------------- --------------------

Operating (loss) income.........................    (2,937)              4,019              (1,338)              4,972

Other expenses:

Interest expense.................................       843                708                1,716                985

Equity income in joint venture...................         -                  -                    -              (250)
                                                 ------------------ -------------------  ----------------- --------------------
                                                        843                708                1,716                735
                                                 ------------------ -------------------  ----------------- --------------------

(Loss) income before income taxes................   (3,780)              3,311              (3,054)              4,237


Income tax benefit...............................         -                  -                    -              (139)
                                                 ------------------ -------------------  ----------------- --------------------

Net (loss) income................................ $ (3,780)            $ 3,311             $(3,054)            $ 4,376
                                                 ================== ===================  ================= ====================


(Loss) Earnings per common share:

     Basic.......................................   ($0.15)              $0.14              ($0.12)              $0.20
                                                 ================== ===================  ================= ====================
     Diluted.....................................   ($0.15)              $0.12              ($0.12)              $0.17
                                                 ================== ===================  ================= ====================

Weighted average number of common shares outstanding:
     Basic.......................................    25,068             24,176               25,042             22,438
                                                 ================== ===================  ================= ====================
     Diluted.....................................    25,068             27,835               25,042             25,499
                                                 ================== ===================  ================= ====================


See notes to condensed consolidated financial statements.

Candie's, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)

Six Months Ended July 31, 2003
(000's omitted)

                                                                   Preferred
                                                                    & Common   Additional   Retained
                                                 Common Stock     Stock to be    Paid-In    Earnings   Treasury
                                               Shares    Amount      Issued      Capital    (Deficit)    Stock      Total
                                       ----------------------------------------------------------------------------------------
Balance at February 1, 2003                    25,190 $      25        $ --     $ 69,812   $ (40,159)   $ (667)  $ 29,011
Options granted to non-employees..........         35        --          --           30         --         --         30
Exercise of stock options.................         93        --          --           96         --         --         96
Re-grant of stock options.................         --        --          --           92         --         --         92
Net loss..................................         --        --          --           --     (3,054)        --    (3,054)
                                       ----------------------------------------------------------------------------------------
Balance at July 31, 2003                       25,318 $      25        $ --     $ 70,030  $ (43,213)    $ (667)  $ 26,175
                                       ========================================================================================










See notes to condensed consolidated financial statements.

Candie's, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                                                       Six Months Ended
                                                                                 --------------------------
                                                                                  July 31,       July 31,
                                                                                    2003           2002
                                                                                 -----------     ----------
                                                                                       (000's omitted)
OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities........................       $  1,394    $   (10,472)
                                                                                 -----------     ----------
INVESTING ACTIVITIES:
     Purchases of property and equipment...................................          (133)           (948)
                                                                                 -----------     ----------
Net cash used in investing activities......................................          (133)           (948)
                                                                                 -----------     ----------

FINANCING ACTIVITIES:
        Payment of long-term debt..........................................        (1,055)               -
        Deferred financing costs...........................................           (89)               -
        Proceeds from exercise of stock options............................             96           1,120
        Revolving notes payable - bank.....................................            899          10,588
     Capital lease reduction...............................................              -           (474)
        Purchase of treasury stock.........................................              -           (192)
                                                                                 -----------     ----------

Net cash (used in) provided by financing activities........................          (149)          11,042
                                                                                 -----------     ----------


INCREASE (DECREASE) IN CASH................................................          1,112           (378)
Cash at beginning of period................................................          1,899             636
                                                                                 -----------     ----------
Cash at end of period......................................................        $ 3,011         $   258
                                                                                 ===========     ==========


Supplemental disclosure of cash flow information:
     Cash paid for interest................................................        $ 1,636         $ 1,097
                                                                                 ===========     ==========
     Non-cash acquisition of Unzipped (stock and debt).....................        $     -         $19,250
                                                                                 ===========     ==========


See notes to condensed consolidated financial statements.

Candie's, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Unaudited)

July 31, 2003


NOTE A     BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended July 31, 2003 are not necessarily indicative of the results that may be expected for a full fiscal year.

Certain reclassifications have been made to conform prior year data with the current presentation. Warehousing and distribution costs of $663,000 for the three months ended April 30, 2002 have been included in SG&A expenses in the consolidated statements of income. The Company had previously included such expenses in cost of goods sold.

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

The stock-based employee compensation cost that would have been included in the determination of net (loss) income if the fair value based method had been applied to all awards, as well as the resulting pro forma net (loss) income and
(loss) earnings per share using the fair value approach, are presented in the following table. These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years.


(000's omitted except per share data)                         Three Months Ended July             Six Months Ended July
                                                                        31,                                31,
                                                              -------------------------           -----------------------
                                                                   2003         2002                  2003        2002
                                                              ------------ ------------           ----------- -----------
Net (loss) income - as reported                                $ (3,780)     $ 3,311               $  (3,054)  $  4,376
Add: Stock-based employee compensation
     included in reported net income                                   -           -                        -         -
Deduct: Stock-based employee compensation
     determined under the fair value based
     Method                                                        (253)       (442)                    (735)     (590)
                                                              ------------ ------------           ----------- -----------
     Pro forma net (loss) income                               $ (4,033)     $ 2,869               $  (3,789)  $  3,786
                                                              ============ ============           =========== ===========

Basic (loss) earnings per share:

     As reported                                               $  (0.15)     $  0.14               $   (0.12)  $   0.20
                                                              ============ ============           =========== ===========
     Pro forma                                                 $  (0.16)     $  0.12               $   (0.16)  $   0.17
                                                              ============ ============           =========== ===========

Diluted (loss) earnings per share:

     As reported                                               $  (0.15)     $  0.12               $   (0.12)  $   0.17
                                                              ============ ============           =========== ===========
     Pro forma                                                 $  (0.16)     $  0.10               $   (0.16)  $   0.15
                                                              ============ ============           =========== ===========

NOTE C     FINANCING AGREEMENTS

On January 23, 2002, the Company entered into a three-year $20 million credit facility ("the Credit Facility") with CIT Commercial Services ("CIT"). Borrowings under the Credit Facility are formula based and originally included a $5 million over advance provision with interest at 1.00% above the prime rate. In June 2002, the Company agreed to amend the Credit Facility to increase the over advance provision to $7 million and include certain retail inventory in the availability formula for its footwear business. Borrowings under the amended Credit Facility bear interest at 1.50% above the prime rate.

In August 2002, IP Holdings LLC, an indirect wholly-owned subsidiary of the Company, issued in a private placement $20 million of asset-backed notes in a private placement secured by intellectual property assets (tradenames, trademarks and license payments thereon). The notes have a 7-year term with a fixed interest rate of 7.93% with quarterly principal and interest payments of approximately $859,000. The notes are subject to a liquidity reserve account of $2.9 million (reflected as restricted cash in the accompanying balance sheet), funded by a deposit of a portion of the proceeds of the notes. The net proceeds of $16.2 million were used to reduce amounts due by the Company under its existing revolving credit facilities. Concurrently with this payment, the Credit Facility was further amended to eliminate the over advance provision along with certain changes in the availability formula. Costs incurred to obtain this financing totaled approximately $2.4 million which amount has been deferred and is being amortized over the life of the debt.

See Note F of the Notes to the Condensed Consolidated Financial Statements regarding the financing agreement of Unzipped Apparel, LLC.

At July 31, 2003, total borrowings under revolving credit facilities, including Unzipped, were $22.5 million at a weighted average interest rate of 4%.


NOTE D     (LOSS) EARNINGS PER SHARE

Basic (loss) earnings per share includes no dilution and is computed by dividing earnings attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted (loss) earnings per share reflects, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options, warrants and convertible preferred stock. At July 31, 2003, 5.9 million potentially dilutive shares relating to stock options were not included in the computation of diluted EPS because to do so would have been antidilutive.

The following is a reconciliation of the shares used in calculating basic and diluted earnings per share:

                                                                   Three Months Ended July 31,   Six Months Ended July 31,
                                                                  ----------------------------  ---------------------------
                                                                        2003          2002              2003        2002
                                                                  ----------------------------  ---------------------------
                                                                                        (000's omitted)
Basic ..........................................................          25,068       24,176         25,042      22,438
Effect of assumed conversions of employee stock options.........               -        2,985              -       2,308
Effect of assumed conversions of preferred stock to be issued...               -          674              -         753
                                                                  ----------------------------  ---------------------------
Diluted ........................................................          25,068       27,835         25,042      25,499
                                                                  ============================  ===========================


NOTE E     COMMITMENTS AND CONTINGENCIES

In January 2002, Redwood Shoe Corp ("Redwood"), one of the Company's former buying agents and a supplier of footwear to the Company, filed a Complaint in the United States District Court for the Southern District of New York, alleging that the Company breached various contractual obligations to Redwood and seeking to recover damages in excess of $20 million and its litigation costs. The Company filed a motion to dismiss certain counts of the Complaint based upon Redwood's failure to state a claim, in response to which Redwood has filed an Amended Complaint. The Company also moved to dismiss certain parts of the Amended Complaint. The magistrate assigned to the matter granted, in part, the Company's motion to dismiss, and this ruling is currently pending before the District Court. The Company intends to vigorously defend the lawsuit, and file counterclaims against Redwood after the District Court rules on the pending motion to dismiss. In addition, the Company has recently moved for summary judgment with respect to another of the claims asserted by Redwood in the Amended Complaint. The Magistrate assigned to the matter has denied the Company's motion for summary judgement, and this ruling is currently pending before the District Court.

In connection with the closing of a certain retail location during the fiscal year ended January 31, 2003, certain litigation has been brought by the landlord pursuant to the Company's obligations on the lease. The Company recorded approximately $220,000 in the fourth quarter of Fiscal 2003 for the above lease obligation representing its estimate of the amount it will pay to settle the future obligation.

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

NOTE F     UNZIPPED APPAREL, LLC

Equity Investment:

On October 7, 1998, the Company formed Unzipped Apparel, LLC ("Unzipped") with a joint venture partner Sweet Sportswear LLC ("Sweet"), the purpose of which was to market and distribute apparel under the BONGO(R) label. The Company and Sweet each had a 50% interest in Unzipped. Pursuant to the terms of the joint venture, the Company licensed the BONGO trademark to Unzipped for use in the design, manufacture and sale of certain designated apparel products. At January 31, 2002 and 2001, the Company believed that Unzipped was in breach of certain provisions of the agreements among the parties, and notified Unzipped that the Company did not intend to contribute any additional capital or otherwise support the joint venture. Accordingly, as of January 31, 2001, the Company recorded $750,000 as its maximum liability to Unzipped, consisting primarily of a guarantee of bank debt, and suspended booking its share of Unzipped losses beyond its liability. During the fourth quarter of fiscal 2002, the Company reduced its liability by $500,000 with the termination of the guarantee of the bank debt. During the quarter ended April 30, 2002, the Company reduced the remaining $250,000 in connection with the acquisition of Unzipped (see below).

Prior to the acquisition described below, the Company was entitled to receive an advertising royalty from Unzipped equal to 3% of Unzipped's net sales. Included in licensing income is $414,000 such royalties for the period ended April 30, 2002.

Acquisition:

On April 23, 2002, the Company acquired Sweet's 50% interest in Unzipped for $19.3 million payable in the form of 3 million shares of the Company's common stock valued at a price of $2.75 per share, totaling $8.3 million, and an additional $11 million obligation evidenced by an 8% senior subordinated note with interest due quarterly and principal due in 2012. The debt is subordinated to the Company's Credit Facility (See Note C) and is collaterized by the shares of stock of a subsidiary which owns the royalty rights to the Company's trademarks. The acquisition was recorded as of April 30, 2002. Accordingly, the operations of Unzipped have been included beginning May 1, 2002.

In connection with the acquisition, the Company filed and had declared effective on July 29, 2003 a registration statement with the SEC for the 3 million shares of the Company's common stock issued to Sweet. Since the registration statement was not declared effective on or before April 23, 2003, the Company was required to pay $82,500 to Sweet as a penalty. The Company recorded $82,500 expense for such penalty in the quarter ended April 30, 2003.

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

On February 25, 2003 Unzipped entered into a two-year $25 million credit facility ("the Unzipped Credit Facility") with GE Capital Commercial Services, Inc. ("GECCS") replacing its credit facility with Congress. Borrowings are limited by advance rates against eligible accounts receivable and inventory balances, as defined. Under the facility, Unzipped may also arrange for letters of credit in an amount up to $5 million. The borrowings bear interest at a rate of 2.25% per annum in excess of the 30 day Commercial Paper rate or 3%, whichever is greater. At July 31, 2003, Unzipped's borrowings totaled $19.5 million under the revolving credit agreement with GECCS.

Borrowings under the new facility are secured by substantially all of the assets of Unzipped. In addition, Unzipped has agreed to subordinate all of its accounts payable to related parties to GECCS. Unzipped is also required to meet certain financial covenants including tangible net worth minimums and a fixed charge coverage ratio, as defined.

Related Party Transactions:

Unzipped has a supply agreement with Azteca Productions, Inc ("Azteca") for the development, manufacturing, and supply of certain products bearing the BONGO(R) trademark. As consideration for the development of the products, Unzipped pays Azteca pursuant to a separate pricing schedule. The supply agreement was consummated upon Unzipped's formation and originally extended through January 31, 2003, and was amended and restated effective April 23, 2002 through January 31, 2005.

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

Unzipped has a distribution agreement with Apparel Distribution Services (ADS), an entity that shares common ownership with Sweet, for a term ending January 31, 2005. The agreement provides for a per unit fee for warehousing and distribution functions and per unit fee for processing and invoicing orders. The agreement also provides for reimbursement for certain operating costs incurred by ADS and charges for special handling fees at hourly rates approved by management. These rates can be adjusted annually by the parties to reflect changes in economic factors. The distribution agreement was consummated upon Unzipped's formation and was amended and restated on substantially the same terms effective April 23, 2002 through January 31, 2005.

The related party transactions are summarized as follows:

('000 omitted)

                                                Three Months Ended July 31,              Six Months Ended July 31,
                                            ------------------------------------    ------------------------------------
                                                  2003              2002                  2003               2002
                                            ------------------------------------    ------------------------------------
Products purchased from Azteca                 $ 12,200         $  16,300              $ 28,400           $ 16,300

Allocated office space, design and                  112               118                   230                118
 production team and support personnel
 expense from Azteca

Management fee                                      361                 -                   477                  -

Expenses of distribution services per             1,186               994                 2,082                994
 distribution agreement with ADS

Unzipped occupies office space in a building rented by ADS and Commerce Clothing Company, LLC (Commerce), a related party to Azteca.

Amounts due to related parties at July 31, 2003 and included in accounts payable and accrued expenses, consist of the following (Note - all amounts are non-interest bearing):

(`000 omitted)

Azteca                                        $ 1,718
Sweet                                             477
ADS                                               120
                                            ---------
                                              $ 2,315

NOTE G     SEGMENT INFORMATION

The Company identifies operating segments based on, among other things, the way the Company's management organizes the components of its business for purposes of allocating resources and assessing performance. With the recent acquisition of Unzipped, the Company has redefined the reportable operating segments. The Company's operations are now comprised of two reportable segments: footwear and apparel. Segment revenues are generated from the sale of footwear, apparel and accessories through wholesale channels and the Company's retail locations. The Company defines segment income as operating income before interest expense and income taxes. Summarized below are the Company's segment revenues, income (loss) and total assets by reportable segments for the fiscal quarter ended July 31, 2003.


(000's omitted)                               Footwear         Apparel      Consolidated
                                            ---------------------------------------------

For the fiscal quarter ended July 31, 2003
Total revenues                                $ 18,453        $ 23,602        $  42,055
Segment (loss) income                          (5,221)           2,284          (2,937)
Net interest expense                                                                843
Loss before provision for income taxes                                        $ (3,780)

For the six months ended July 31, 2003
Total revenues                                $ 43,245        $ 40,851        $  84,096
Segment (loss) income                          (4,471)           3,133          (1,338)
Net interest expense                                                              1,716
Loss before provision for income taxes                                        $ (3,054)

Total assets as of July 31, 2003              $ 45,535        $ 50,654        $  96,189


For the fiscal quarter ended July 31, 2002
Total revenues                                $ 29,735        $ 19,828        $  49,563
Segment  income                                  2,118           1,901            4,019
Net interest expense                                                                708
Income before provision for income taxes                                      $   3,311

For the six months ended July 31, 2002
Total revenues                                $ 55,352        $ 19,828        $  75,180
Segment income                                   3,071           1,901            4,972
Net interest expense                                                                985
Income before provision for income taxes                                      $   4,237

Total assets as of July 31, 2002              $ 65,748        $ 44,925        $ 110,673



NOTE H     RECENT ACCOUNTING STANDARDS

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which changes the accounting for costs such as lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity initiated after December 31, 2002. The standard requires companies to recognize the fair value of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The adoption of this standard will impact the Company's restructuring plans in connection with store closing and the closing of operations related to the footwear wholesale business.

NOTE I     SPECIAL CHARGES

During the quarter ended July 31, 2003, the Company entered into two footwear license agreements (See "Recent Developments" in Item 2) for its CANDIE'S AND BONGO brands. As a result, during the quarter ended July 31, 2003, the Company ceased shipping Bongo footwear products, shipped a substantially reduced amount of Candie's footwear products, reduced overhead with the termination of employees, office consolidation and a reduction in operating activities related to footwear, and closed certain retail concept stores ("the Transition").

The Company, in connection with the Footwear Licenses and due to the continuing retail environment, expects to close its 10 outlet stores by the end of the year. Any lease termination liabilities that may result from these closings will be recorded in the period(s) the stores are closed.

During the three months and six months ended July 31, 2003 the Company incurred expenses related to the Transition (Items A, B & D) and expectation to closing its 10 outlets stores (E), defined below, and certain other expenses (Items C&F) classified as special charges . These expenses are outlined in the summary below.

                                                               Three Months Ended         Six Months Ended July
        (000's omitted)                                             July 31,                       31,
                                                             ------------------------     -----------------------
                                                                   2003         2002            2003        2002
                                                             ----------- ------------     ----------- -----------

        Write-off  of  computer  equipment  &  software,      $   1,510     $      -        $  1,510      $    -
          leasehold  improvements,  furniture  & fixtures,
          trade show booths and displays. (A)

        Store  termination  costs for  stores  closed to            491            -             491           -
          date. (B)

        Professional  fees for the SEC investigation and             81           78             432          93
          litigation. (C)

        Severance pay and other  benefits for terminated            260            -             260           -
          employees. (D)

        Impairment  loss and disposal of assets  related            108            -             108           -
          to current and future  store  closings in Fiscal
          2004. (E)

        Penalty payment to Sweet. (F)                                 -            -              83           -
                                                             ----------- ------------     ----------- -----------
                                                                 $2,450       $   78       $   2,884       $  93
                                                             =========== ============     =========== ===========

(A) Incurred in connection with the closing of the Valhalla headquarters and operations and systems supporting both wholesale and retail activities, Bongo footwear products no longer being shipped and reduced shipping of Candie's footwear products, the office consolidation in NYC and the overall reduction of operating activities, the Company disposed of or recognized impairments on assets related to these activities.
(B) During the quarter ended July 31, 2003, the Company closed three retail concept stores incurring leasehold termination charges with the landlords of these stores. The Company paid approximately $360 and accrued $130 for these termination charges.
(C) In connection with the SEC investigation, the Company incurred professional fees and other related costs.
(D) In connection with the Transition, the Company terminated 31 employees and incurred $260 in severance pay for employees terminated during the quarter ended July 31, 2003. As of July 31, 2003, the Company has $58 accrued for unpaid severances which will be paid prior to the year end.
(E) In the second quarter of Fiscal 2004, the Company recorded $108 for the write-off of leasehold improvements, store fixtures and equipment for the 10 outlet stores which the Company expects to close and will not be able to recoup its investment.
(F)           See Note F of Notes to the Condensed Consolidated Financial
              Statements.

The Company estimates that the remaining future costs related to the Transition for lease terminations and severance pay will total approximately $2 million, which amount will be expensed in the period the events occur. It's expected to be complete by January 31, 2004.


NOTE J     RELATED PARTY TRANSACTIONS

In addition to the disclosure of the related party transactions in connection with Unzipped , see Note F, the Company granted Kenneth Cole Productions, Inc. ("KCP") the exclusive worldwide license to design, manufacture, sell, distribute and market footwear under the BONGO brand. The CEO and Chairman of KCP is Kenneth Cole, who is the brother of Neil Cole, the CEO and President of the Company. In the quarter ended July 31, 2003, the Company recorded $240,000 of licensing income from KCP

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Recent Developments

On May 1, 2003, the Company granted KCP the exclusive worldwide license to design, manufacture, sell, distribute and market footwear under the BONGO brand. The license agreement expires on December 31, 2007, subject to renewal options for three additional terms of three years each contingent on KCP meeting certain performance and minimum net sales standards.

In addition, on May 12, 2003, the Company granted Steven Madden, Ltd. ("Steve Madden") the exclusive worldwide license to design, manufacture, sell, distribute and market footwear under the CANDIE'S (R) brand. The license agreement expires on December 31, 2009, subject to renewal options for four additional terms of three years each contingent on Steve Madden meeting certain performance and minimum net sales standards. The foregoing licensing agreements between the Company and each of KCP and Steve Madden are collectively referred to in this report as the "Footwear Licenses".

As a result of the Company's grant of the Footwear Licenses, during the quarter ended July 31, 2003, the Company ceased shipping Bongo footwear product, shipped a substantially reduced amount of Candie's footwear product, reduced overhead with the termination of employees, office consolidation and a reduction in operating activities related to footwear, and closed certain retail stores ("the Transition"). As a result of the Transition, past and future operating results will not be comparable. When compared to the prior year quarter, the Transition has caused substantial reductions in net sales, net revenues, operating expenses and interest expense, along with increases in licensing income. The Company anticipates that that these reductions will continue through the remainder of the Fiscal 2004. The Company also anticipates additional cash special charges relating to the Transition for retail store lease termination charges, employee severance, the sublease of its Valhalla office and the termination of certain contractual arrangements.

Prior to granting the Footwear Licenses, with respect to its landed footwear business pursuant to which it imported and sold footwear to customers, the Company purchased all of its footwear inventory from various suppliers, and took title to that inventory prior to selling it to its customers. The Company's cash requirements and borrowings under its Credit Facility therefore fluctuated from time to time, due to, among other factors, seasonal requirements including when merchandise was received. As a result of the license of its footwear operations and the discontinuance of the need to finance purchases of footwear, the Company has substantially reduced and will continue to reduce its borrowing needs from its Credit Facility and therefore its interest expense has and will continue to decrease significantly. Additionally, the Company's revenues have and will continue to decrease significantly, as it will no longer recognize revenues from the sale of its footwear.

In addition, the Company is in process of eliminating a substantial portion of its operating expenses, resulting primarily from the elimination of operations relating to the former design, development, importing, distribution and sale of footwear. The Company is closing its offices in Valhalla, New York in the third quarter of Fiscal 2004 and closed a floor of its offices in New York City during the second quarter of Fiscal 2004 and, upon the closing of the Valhalla office will consolidate to approximately 5,000 square feet in New York City. The Company is obligated on the Valhalla lease through May 2005, subject to a sublease agreement effective in September 2003 through the end of the lease.

Seasonal and Quarterly Fluctuations. The Company quarterly results may fluctuate quarter to quarter as a result of holidays, weather, the timing of product shipments, market acceptance of the Company's and its licensees' products, the mix, pricing and presentation of the products offered and sold, the timing of inventory write downs, fluctuations in the cost of materials, the timing of licensing payments and reporting, and other factors beyond the Company's control, such as general economic conditions and the action of competitors. Accordingly, the results of operations in any quarter will not necessarily be indicative of the results that may be achieved for a full fiscal year or any future quarter. See "Recent Developments" below.

In addition, the timing of the receipt of future revenues could be impacted by the recent trend among retailers in the Company's industry to order goods closer to a particular selling season than they have historically done so. The Company continues to seek to expand and diversify its product lines to help reduce the dependence on any particular product line and lessen the impact of the seasonal nature of its business. However, the success of the Company will still remain largely dependent on its and its licensees' ability to predict accurately upcoming fashion trends among their respective customer bases, build and maintain brand awareness and to fulfill the product requirements of their respective retail channels within the shortened timeframe required. Unanticipated changes in consumer fashion preferences, slowdowns in the United States economy, changes in the prices of supplies, consolidation of retail chains, among other factors noted herein, could adversely affect the Company's future operating results.


Results of Operations

For the three months ended July 31,2003

Revenues. Consolidated net revenues decreased by $7.5 million to $42.1 million from $49.6 million in the comparable period of the prior year. The net revenue decrease resulted primarily from an $11.8 million decrease in net footwear sales resulting from the Transition (see "Recent Developments"). This decrease was partially offset by an increase of $496,000 in licensing income, to $1.8 million as compared to $1.3 million in the prior year quarter, primarily resulting from the Footwear Licenses, and an increase of $3.8 million in net sales by the Unzipped jeans wear business, to $23.6 million from $19.8 in the comparable period of the prior year. The increase of net sales of Unzipped resulted from $5.4 million from unit sales increases, offset by $400,000 in lower unit sales prices and $1.2 million of higher sales returns and allowances in the current year quarter.

Gross Profit. Consolidated gross profit decreased by $4.9 million to $9.1 million as compared to $14.0 million in the prior year quarter. Gross profit on footwear sales decreased by $6.3 million to $3.7 million from $10.0 million in the prior year period. This gross profit decrease is primarily attributable to the net sales decrease resulting from the Transition as well as a lower gross profit percentage realized on the lower sales base, partially offset by the increase in licensing income from the Footwear Licenses. Unzipped recorded gross profit of $5.4 million compared to $4.0 million in the comparable prior year quarter, an increase of $1.4 million.

Consolidated gross profit margin decreased, as a percentage of net revenues, by 670 basis points to 21.6% as compared to 28.3% in the second quarter of the prior year. The footwear gross profit margin percentage decreased by 1,380 basis points to 19.8% from 33.6% in the prior year quarter as the Company, as a result of the Transition, experienced higher sales, returns and allowances as a percentage of sales as well as lower margin sales on the remaining wholesale and retail inventory resulting from the Transition. Gross profit margin in the Unzipped jeans wear business increased, as a percentage of net revenues, by 270 basis points to 22.9% as compared to 20.2% in the comparable prior year quarter, primarily as a result of lower unit cost of purchases, resulting primarily from a shift in sourcing to the Far East.

Operating Expenses. Consolidated operating expenses (before special charges) decreased by $342,000 to $9.6 million from $9.9 million in the prior year quarter. Unzipped's operating expenses increased by $1.0 million to $3.1 million from $2.1 million in the prior year quarter, primarily from $621,000 of the variable costs associated with the increase in sales as well as $361,000 due to the accrual of a management fee based on Unzipped net income. Operating expenses in the footwear segment (before special charges) were $6.3 million, a decrease of $1.5 million compared to $7.8 million in the prior year quarter. The operating expense decrease resulted from $1.7 million cost reduction in wholesale footwear resulting from the Transition, partially offset by $314,000 of incremental costs associated with net new retail stores. Included in the $2.5 million of special charges for the three months ended July 31, 2003 were $2.4 million of charges related to the Transition and $81,000 of other special charges as compared to a total of $78,000 in the prior year quarter (see Note I of the Notes to the Condensed Consolidated Financial Statements).

Interest Expense. Consolidated net interest expense increased by $135,000 to $843,000 from $708,000 in the prior year quarter. The increase resulted from $369,000 associated with the asset backed notes issued by a subsidiary of the Company (see Note C of the Notes to the Condensed Consolidated Financial Statements). Offsetting this was a decrease of $170,000 in net interest expense on Candie's revolving debt to $65,000 from $235,000 in the prior year quarter and a decrease of $64,000 in Unzipped revolving debt interest expense to $189,000 from $253,000 in the prior year quarter . Net interest expense decrease in Candie's and Unzipped resulted from lower average interest rates and lower average outstanding borrowing as compared with the comparable prior year period.

Income Tax Benefit. No tax expense was recorded for the current year quarter as the Company reported a consolidated loss before income taxes. For the prior year quarter, no tax expense was reported due to a reduction in the valuation reserve, which offset the income tax provision.

Net (Loss) Income. The Company recorded a consolidated net loss of $3.8 million as compared to a consolidated net income of $3.3 million in the comparable quarter of prior year.


For the six months ended July 31, 2003

In addition to the effects of the Transition as noted above in "Recent Developments", the comparability of the current year six months consolidated results with the prior year six month results is further impacted by the acquisition of Unzipped, with its results being consolidated beginning with the quarter ended July 31,2002. Accordingly, the results of the six months ended July 31, 2002 include only three months of Unzipped operations, while the current year period includes a full six months.

Revenues. Consolidated net revenues increased by $8.9 million to $84.1 million from $75.2 million in the comparable period of the prior year. The net revenue increase resulted primarily from an increase of $21.0 million in Unzipped net sales, comprised of $17.2 million in the first quarter of Fiscal 2004 (there were no comparable Unzipped sales in the first quarter of Fiscal 2003) as well as an increase in Unzipped's net sales in the second quarter of Fiscal 2004 of $3.8 million from the prior year second quarter. This was partially offset by a $12.4 million decrease in footwear sales, primarily resulting from the Transition. Licensing income increased by $247,000 to $3.0 million as compared to $2.8 million in the prior year six month period. Comparable licensing income increased $661,000, as the prior year six month period included $414,000 of royalties the Company received from Unzipped, which payments ceased with the Company's acquisition of the remaining equity interest in Unzipped on April 23, 2002.

Gross Profit. Consolidated gross profit decreased by $2.4 million to $21.0 million as compared to $23.4 million in the prior year six month period. Gross profit on footwear sales decreased by $7.2 million to $12.2 million from $19.4 million in the prior year period. The gross profit decrease in footwear sales is primarily attributable to the net sales decrease resulting from the Transition as well as a lower gross profit percentage realized on the lower sales base, partially offset by the increase in licensing income from the Footwear Licenses. Unzipped gross profit increased by $4.7 million to $8.7 million as compared to $4.0 million in the prior year six months, comprised of $3.3 million of gross profit in the first quarter of Fiscal 2004 (there were no comparable Unzipped gross profit in the first quarter of Fiscal 2003) as well as an increase in Unzipped's gross profit in the second quarter of Fiscal 2004 of $1.4 million from the prior year second quarter.

Consolidated gross profit margin decreased, as a percentage of net revenues, by 620 basis points to 24.9% as compared to 31.1% in the six months of the prior year. The footwear gross profit margin percentage decreased by 690 basis points to 28.1% from 35.0% in the prior year six month period as the Company, primarily as a result of the Transition, experienced higher sales, returns and allowances as a percentage of sales as well as lower margin sales on the remaining wholesale and retail inventory. Gross profit margin in the Unzipped jeans wear business increased, as a percentage of net revenues, by 120 basis points to 21.4% as compared to 20.2% in the comparable prior year six month period.

Operating Expenses. Consolidated operating expenses (before special charges) increased by $1.1 million to $19.4 million from $18.3 million in the prior year six month period. The operating expense increase resulted primarily from an increase of $3.5 million in Unzipped operating expenses as compared in the prior year six month period, comprised of $2.5 million in the first quarter of Fiscal 2004 (there were no comparable Unzipped operating expenses in the first quarter of Fiscal 2003) as well as an increase in Unzipped's operating expenses in the second quarter of Fiscal 2004 of $1.0 million from the prior year second quarter. Operating expenses in the footwear segment (before special charges) were $13.8 million, a decrease of $2.4 million compared to $16.2 million in the prior year six months. The operating expense decrease resulted from $3.2 million in cost reduction in footwear segment resulting primarily from the Transition, partially offset by $861,000 of incremental costs associated with net new retail stores. Included in the $2.9 million of special charges for the six months ended July 31, 2003 were $2.4 million of charges related to the Transition and $515,000 of other special charges as compared to a total of $93,000 in the prior year six month period (see Note I of the Notes to the Condensed Consolidated Financial Statements).

Net Interest Expense. Consolidated net interest expense increased by $731,000 to $1.7 million from $1 million in the prior year six month period. $220,000 of this increase resulted from the 8% senior subordinated note issued in the Unzipped Acquisition (see Note F of the Notes to the Condensed Consolidated Financial Statements) and $748,000 was associated with the asset backed notes issued by a subsidiary of the Company (see Note C of the Notes to the Condensed Consolidated Financial Statements). Offsetting this was a decrease of $384,000 net interest expense in Candie's revolving debt to $128,000 from $512,000 in the prior year six month period. Interest on Unzipped's revolving debt increased by $147,000 to $400,000 from $253,000 in the prior year six month period, which included $211,000 in the first quarter of Fiscal 2004 (there was no comparable Unzipped interest expense in the first quarter of Fiscal 2003) partially offset by a decrease in Unzipped's interest expenses in the second quarter of Fiscal 2004 of $84,000 from the prior year second quarter. This decrease in Candie's and Unzipped revolving debt interest expense resulted from lower average interest rates and lower average outstanding borrowing as compared with the comparable prior year period.

Equity Income in Joint Venture. During the quarter ended April 30, 2002, the Company reduced the remaining $250,000 liability in connection with the acquisition of Unzipped. See Note E of Notes to Condensed Consolidated Financial Statements.

Income Tax Benefit. No tax expense was recorded for the current year quarter as the Company reported a consolidated loss before income taxes. For the prior year six month period, no tax expense was reported due to a reduction in the valuation reserve, which offset the income tax provision. In addition, the Company recorded $139,000 of income tax benefit resulting from the utilization of net operating losses due to changes in the tax laws.

Net (Loss) Income. The Company recorded a consolidated net loss of $3.1 million as compared to a consolidated net income of $4.4 million in the comparable six month period of the prior year.


Liquidity and Capital Resources


Working Capital.

At July 31, 2003, the current ratio of assets to liabilities was 1.11 to 1 as compared to 1.20 to 1 at July 31, 2002.

The  Company  continues  to rely upon  trade  credit,  revenues  generated  from operations, especially private label and licensing activity, as well as borrowings from under its revolving loan to finance its operations. Net cash provided by operating activities totaled $1.4 million, compared to cash used of $10.5 million in the prior year six months period. The increase in cash provided by operating activities resulted primarily from reduced working capital requirements in the footwear and retail business' primarily due to lower cash requirements for inventory purchases and factored receivables due to the Transition. In addition, the Company had non-cash adjustments to income, including a $1.6 million write-off and disposal of assets used in operating activities prior to the Transition and$1.6 million of depreciation and amortization. The factored receivables and inventories in the footwear and retail businesses decreased by $ 3.7 million and $ 3.2 million , respectively, at July 31, 2003 when compared to July 31, 2002.


Capital Expenditures.

Capital expenditures for the period ended July 31, 2003 were $133,000, compared to $948,000 for the three months ended July 31, 2002. The Company does not anticipate any material additional capital expenditures for the reminder of Fiscal 2004.

Current Revolving Credit Facilities.

On January 23, 2002, the Company entered into a three-year $20 million credit facility ("the Credit Facility") with CIT Commercial Services. Borrowings under the Credit Facility are formula based and originally included a $5 million over advance provision with interest at 1.00% above the prime rate. In June 2002, the Company agreed to amend the Credit Facility to increase the over advance provision to $7 million and include certain retail inventory in the availability formula for its footwear business. Borrowings under the amended Credit Facility bear interest at 1.5% above the prime rate.

At July 31, 2003, borrowings under the Credit Facility totaled $3.0 million and availability under the formula was $494,000.

On February 25, 2003 Unzipped entered into a two-year $25 million credit facility ("the Unzipped Credit Facility") with GE Capital Commercial Services, Inc. ("GECCS"). Borrowings are limited by advance rates against eligible accounts receivable and inventory balances, as defined. Under the facility, Unzipped may also arrange for letters of credit in an amount up to $5 million. The borrowings bear interest at a rate of 2.25% per annum in excess of the 30 day Commercial Paper rate or 3%, whichever is greater.

At July 31, 2003, borrowings under the Unzipped Credit Facility totaled $19.5 million and availability under the formula was $2.3 million.

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

Other

The Company believes that its existing credit facilities, along with revenues generated from operations, are sufficient to finance its operations, including the transition of the footwear business to licensing as described in "Recent Development". The Company anticipates that its cash requirements, borrowings and corresponding interest expense under its Credit Facility will be substantially reduced as it exits the footwear operating business.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

As a result of the Company's and Unzipped variable rate credit facilities, the Company is exposed to the risk of rising interest rates. The following table provides information on the Company's fixed maturity debt as of July 31, 2003 that are sensitive to changes in interest rates.

The Company's Credit Facility had an average interest rate of 4.17% for the three month period ended
  July 31, 2003.....                                                $3.0 million

The Unzipped Credit Facility had an average interest rate of
  3.75% for the three month period ended July 31, 2003             $19.5 million


Item 4.  Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of the end of the quarter ended July 31, 2003. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. In addition, during the quarter ended July 31, 2003 there were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.  Other Information

Item 1.  Legal Proceedings

See Note E of Notes to Condensed Consolidated Financial Statements.

Item 2.  Changes in Securities and Use of Proceeds.

During the three months ended July 31, 2003, the Company granted certain of its employees and directors, pursuant to a stock option plan, 10-year non-qualified stock options to purchase a total of 10,000 shares of its common stock at the price of $2.01 per share. The options were granted in private transactions pursuant to the exemption from registration under Sections 2(a) (3) and 4(2) of the Securities Act of 1933.

Item 6.  Exhibits and Reports on Form 8-K

A. Exhibit 31.1 - Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         Exhibit 31.2 - Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         Exhibit 32.1 - Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         Exhibit 32.2 - Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

B. Reports on Form 8-K - During the quarter ended July 31, 2003, the Company filed a Current Report on Form 8-K under Items 2, 5 and 7 of that form to report that on May 12, 2003, the Company granted Steven Madden, Ltd. the exclusive worldwide license to design, manufacture, sell, distribute and market footwear under the Candie's(R) brand, to disclose its decision to close certain retail stores and to present pro forma financial information that reflects these events.

Signatures


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                CANDIE'S, INC.
                                ----------------------------------
                                (Registrant)


Date     September 15, 2003     /s/ Neil Cole
         ---------------------  ----------------------------------
                                Neil Cole
                                Chairman of the Board, President
                                And Chief Executive Officer
                                (on Behalf of the Registrant)

Date     September 15, 2003     /s/ Richard Danderline
         ---------------------  ----------------------------------
                                Richard Danderline
                                Executive Vice President - Finance and
                                Operations
                                Principal Financial and Accounting Officer