Form 10-Q
period 2003-10-31
CANDIES INC
filed 2003-12-15
CIK 857737

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                      ------------------------------------

                                    FORM 10-Q


     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the Quarterly Period Ended October 31, 2003

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

Common Stock, $.001 Par Value -- 25,776,039 shares as of December 9, 2003

                                      INDEX

                                    FORM 10-Q

                         CANDIE'S, INC. and SUBSIDIARIES

                                                                                                      Page No.
                                                                                                     -----------
Part I.  Financial Information

Item 1.  Financial Statements - (Unaudited)

         Condensed Consolidated Balance Sheets - October 31, 2003 and January 31, 2003..................   3

         Condensed Consolidated Statements of Operations- Three and Nine Months Ended
               October 31, 2003 and 2002................................................................   4

         Condensed Consolidated Statement of Stockholders' Equity - Nine Months Ended
               October 31, 2003.........................................................................   5

         Condensed Consolidated Statements of Cash Flows - Nine Months Ended
               October 31, 2003 and 2002................................................................   6

         Notes to Condensed Consolidated Financial Statements...........................................   7


Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
               Operations...............................................................................  13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.....................................  17

Item 4.  Controls and Procedures........................................................................  17


Part II. Other Information..............................................................................

Item 1.  Legal Proceedings..............................................................................  18
Item 2.  Changes in Securities and Use of Proceeds .....................................................  18
Item 3.  Defaults upon Senior Securities (Not Applicable)...............................................
Item 4.  Submission of Matters to a Vote of Security Holders ...........................................  18
Item 5.  Other Information (Not Applicable).............................................................
Item 6.  Exhibits and Reports on Form 8-K...............................................................  18



Signatures   ...........................................................................................  19


Part I.  Financial Information

Item 1. FINANCIAL STATEMENTS-(Unaudited)

Candie's, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

                                                                                    October 31,       January 31,
                                                                                      2003              2003
                                                                                   ----------        ----------
                                                                                   (Unaudited)
Assets                                                                           (000's omitted, except par value)

Current Assets
    Cash...............................................................            $    1,044       $    1,899
    Accounts receivable, net...........................................                 2,591            8,456
    Due from factors, net..............................................                11,293           17,966
    Due from affiliate.................................................                   170              230
    Inventories........................................................                 9,427           19,016
    Deferred income taxes..............................................                 3,109            3,109
    Prepaid advertising and other......................................                 1,218            1,140
                                                                                   ----------        ----------
Total Current Assets...................................................                28,852           51,816

Property and equipment, at cost:
    Furniture, fixtures and equipment..................................                 2,659            9,157
    Less: Accumulated depreciation and amortization....................                 2,051            6,514
                                                                                   ----------        ----------
                                                                                          608            2,643
Other assets:
    Restricted cash....................................................                 2,900            2,900
    Goodwill...........................................................                25,241           25,241
   Intangibles, net....................................................                16,744           17,818
    Deferred financing costs, net......................................                 2,134            2,326
    Deferred income taxes..............................................                   513              513
    Other..............................................................                   183              180
                                                                                   ----------        ----------
                                                                                       47,715           48,978
                                                                                   ----------        ----------
Total Assets...........................................................              $ 77,175         $103,437
                                                                                   ==========        ==========

Liabilities and Stockholders' Equity

Current Liabilities:
    Revolving notes payable - banks....................................              $ 10,451        $  21,577
    Accounts payable and accrued expenses..............................                 9,940           15,493
    Due to affiliates..................................................                 2,179            6,203
    Current portion of long-term debt...............................                    2,671            2,648
                                                                                   ----------        ----------
Total Current Liabilities..............................................                25,241           45,921
                                                                                   ----------        ----------

Long-term liabilities..................................................                26,883           28,505

Stockholders' Equity
    Preferred stock, $.01 par value - shares authorized 5,000;
         none issued and outstanding...................................                     -                -
    Common stock, $.001 par value - shares authorized 75,000;
         shares issued 25,973 at October 31, 2003 and 25,190 issued
         at January 31, 2003...........................................                    26               25
    Additional paid-in capital.........................................                70,789           69,812
    Retained earnings (deficit)........................................              (45,097)         (40,159)
   Treasury stock - at cost  - 198 shares at October 31, 2003 and
        January 31, 2003...............................................                 (667)            (667)
                                                                                   ----------        ----------
Total Stockholders' Equity.............................................                25,051           29,011
                                                                                   ----------        ----------

Total Liabilities and Stockholders' Equity.............................              $ 77,175         $103,437
                                                                                   ==========        ==========

See notes to condensed consolidated financial statements.

Candie's, Inc. and Subsidiaries


Condensed Consolidated Statements of Operations
 (Unaudited)

                                                          Three Months Ended                      Nine Months Ended
                                                             October 31,                             October 31,
                                                 --------------------------------------  --------------------------------------
                                                       2003                2002                 2003               2002
                                                                    (000's omitted, except per share data)
Net sales........................................  $ 25,305           $ 41,792             $106,382           $114,200
Licensing income................................      1,808              1,434                4,827              4,206
                                                 -------------     --------------       --------------     --------------
Net revenues....................................     27,113             43,226              111,209            118,406
Cost of goods sold..............................     21,189             31,839               84,322             84,331
                                                 -------------     --------------       --------------     --------------
Gross profit....................................      5,924             11,387               26,887             34,075

Operating expenses:
Selling, general and administrative expenses....      6,251             10,703               25,668             28,326
Special charges.................................        764                207                3,648                300
                                                 -------------     --------------       --------------     --------------
                                                      7,015             10,910               29,316             28,626
                                                 -------------     --------------       --------------     --------------

Operating (loss) income.........................    (1,091)                477              (2,429)              5,449

Other expenses:

Interest expense.................................       746              1,265                2,462              2,250

Equity income in joint venture...................         -                  -                    -              (250)
                                                 -------------     --------------       --------------     --------------
                                                        746              1,265                2,462              2,200
                                                 -------------     --------------       --------------     --------------

(Loss) income before income taxes................   (1,837)              (788)              (4,891)              3,449


Income tax expense (benefit).....................        47                  -                   47              (139)
                                                 -------------     --------------       --------------     --------------

Net (loss) income................................  $(1,884)           $  (788)             $(4,938)           $  3,588
                                                 =============     ==============       ==============     ==============


(Loss) Earnings per common share:

     Basic.......................................  $ (0.07)           $ (0.03)             $ (0.20)           $   0.15
                                                 =============     ==============       ==============     ==============
     Diluted.....................................  $ (0.07)           $ (0.03)             $ (0.20)           $   0.14
                                                 =============     ==============       ==============     ==============

Weighted average number of common shares outstanding:
     Basic.......................................    25,372             24,845               25,153             23,249
                                                 =============     ==============       ==============     ==============
     Diluted.....................................    25,372             24,845               25,153             25,591
                                                 =============     ==============       ==============     ==============


See notes to condensed consolidated financial statements.

Candie's, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)

Nine Months Ended October 31, 2003
(000's omitted)

                                                                   Preferred
                                                                    & Common   Additional   Retained
                                                 Common Stock     Stock to be    Paid-In    Earnings   Treasury
                                               Shares    Amount      Issued      Capital    (Deficit)    Stock      Total
                                          --------------------------------------------------------------------------------
Balance at February 1, 2003                    25,190   $    25        $ --     $ 69,812   $(40,159)   $ (667)  $ 29,011
Shares granted to non-employee
    Board members.........................         52        --          --           58          --        --        58
Exercise of stock options.................        731         1          --          826          --        --       827
Re-grant of stock options.................         --        --          --           93          --        --        93
Net loss..................................         --        --          --           --     (4,938)        --   (4,938)
                                          --------------------------------------------------------------------------------
Balance at October 31, 2003                    25,973   $    26        $ --     $ 70,789   $(45,097)   $ (667)  $ 25,051
                                          ================================================================================







See notes to condensed consolidated financial statements.

Candie's, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                                                     Nine Months Ended
                                                                                 --------------------------
                                                                                 October 31,    October 31,
                                                                                   2003           2002
                                                                                 -----------     ----------
                                                                                      (000's omitted)
OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities........................       $ 11,265       $(12,956)
                                                                                 -----------     ----------
INVESTING ACTIVITIES:
     Purchases of property and equipment...................................          (133)         (1,418)
                                                                                 -----------     ----------

Net cash used in investing activities......................................          (133)         (1,418)
                                                                                 -----------     ----------

FINANCING ACTIVITIES:
        Restricted cash....................................................              -         (2,900)
        Payment of long-term debt..........................................        (1,599)               -
        Deferred financing costs...........................................           (89)               -
        Proceeds from exercise of stock options............................            827           1,113
        Revolving notes payable - bank.....................................       (11,126)          18,161
     Capital lease reduction...............................................              -         (1,053)
        Purchase of treasury stock.........................................              -           (192)
                                                                                 -----------     ----------

Net cash (used in) provided by financing activities........................       (11,987)          15,129
                                                                                 -----------     ----------


INCREASE (DECREASE) IN CASH................................................          (855)             755
Cash at beginning of period................................................          1,899             636
                                                                                 -----------     ----------
Cash at end of period......................................................       $  1,044       $   1,391
                                                                                 ===========     ==========


Supplemental disclosure of cash flow information:
     Cash paid for interest................................................       $  2,365       $   1,850
                                                                                 ===========     ==========
     Non-cash acquisition of Unzipped (stock and debt).....................       $      -       $  19,250
                                                                                 ===========     ==========


See notes to condensed consolidated financial statements.

Candie's, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

October 31, 2003

NOTE A     BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended October 31, 2003 are not necessarily indicative of the results that may be expected for a full fiscal year.

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

(000's omitted except per share data)                            Three Months Ended                 Nine Months Ended
                                                                    October 31,                        October 31,
                                                              -------------------------         -----------------------
                                                                     2003         2002                2003      2002
                                                              ------------ ------------         ----------- -----------
Net (loss) income - as reported                                 $ (1,884)    $   (788)             (4,938)      3,588
Add: Stock-based employee compensation
          included in reported net income                               -            -                   -          -
Deduct: Stock-based employee compensation
          determined under the fair value based
          Method                                                    (686)        (325)             (1,421)      (915)
                                                              ------------ ------------         ----------- -----------
     Pro forma net (loss) income                                $ (2,570)    $ (1,113)           $ (6,359)    $ 2,673
                                                              ============ ============         =========== ===========

Basic (loss) earnings per share:
     As reported                                                $  (0.07)    $  (0.03)           $  (0.20)    $  0.15
                                                              ============ ============         =========== ===========
     Pro forma                                                  $  (0.10)    $  (0.04)           $  (0.25)    $  0.11
                                                              ============ ============         =========== ===========

Diluted (loss) earnings per share:
     As reported                                                $  (0.07)    $  (0.03)           $  (0.20)    $  0.14
                                                              ============ ============         =========== ===========
     Pro forma                                                  $  (0.10)    $  (0.04)           $  (0.25)    $  0.10
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

At October 31, 2003, there were no borrowings outstanding under the Credit Facility.

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

See Note F of the Notes to the Condensed Consolidated Financial Statements regarding the financing agreement of Unzipped Apparel, LLC.

NOTE D     (LOSS) EARNINGS PER SHARE

Basic (loss) earnings per share includes no dilution and is computed by dividing earnings attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted (loss) earnings per share reflects, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options, warrants and convertible preferred stock. At October 31, 2003, 5.9 million potentially dilutive shares relating to stock options were not included in the computation of diluted EPS because to do so would have been antidilutive.

The following is a reconciliation of the shares used in calculating basic and diluted earnings per share:

                                                                 Three Months Ended October 31,  Nine Months Ended October 31,
                                                                 ------------------------------  -----------------------------
                                                                           2003          2002           2003        2002
                                                                 ------------------------------  -----------------------------
                                                                                        (000's omitted)
Basic ..........................................................          25,372       24,845         25,153      23,249
Effect of assumed conversions of employee stock options.........               -            -              -       1,840
Effect of assumed conversions of preferred stock to be issued...               -            -              -         502
                                                                 ------------------------------  -----------------------------
Diluted ........................................................          25,372       24,845         25,153      25,591
                                                                 ==============================  =============================

NOTE E     COMMITMENTS AND CONTINGENCIES

In January 2002, Redwood Shoe Corp ("Redwood"), one of the Company's former buying agents and a supplier of footwear to the Company, filed a Complaint in the United States District Court for the Southern District of New York, alleging that the Company breached various contractual obligations to Redwood and seeking to recover damages in excess of $20 million and its litigation costs. The Company filed a motion to dismiss certain counts of the Complaint based upon Redwood's failure to state a claim, in response to which Redwood has filed an Amended Complaint. The Company also moved to dismiss certain parts of the Amended Complaint. The magistrate assigned to the matter granted, in part, the Company's motion to dismiss, and this ruling is currently pending before the District Court. In addition, the Company previously moved for summary judgment with respect to another of the claims asserted by Redwood in the Amended Complaint. This motion has been denied by the District Court. The Company intends to vigorously defend the lawsuit, and file counterclaims against Redwood after the District Court rules on the pending motion to dismiss.

In connection with the closing of a certain retail location during the fiscal year ended January 31, 2003, certain litigation has been brought by the landlord pursuant to the Company's obligations on the lease. The Company has previously recorded approximately $217,000 for the above lease obligation representing its estimate of the amount it will pay to settle the future obligation.

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

At October 31, 2003, total borrowings under the Unzipped Credit Facility were $10.5 million at an interest rate of 3.81%.

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

The related party transactions are summarized as follows:

('000 omitted)                                                    Three Months Ended         Nine Months Ended October
                                                                     October 31,                        31,
                                                               -------------------------     ---------------------------
                                                                  2003         2002              2003          2002
                                                                  ----         ----              ----          ----
    - Products purchased from Azteca                            $ 9,939      $17,600           $38,317      $ 31,700
    - Allocated office space, design and production team            112          107               342           214
       and support personnel expense from Azteca
    - Management fee                                               (75)            -               402             -
    - Expenses of distribution services per distribution            581          827             2,663         1,821
       agreement with ADS

Unzipped occupies office space in a building rented by ADS and Commerce Clothing Company, LLC (Commerce), a related party to Azteca.

Amounts due to related parties at October 31, 2003 and included in accounts payable and accrued expenses, consist of the following (Note - all amounts are non-interest bearing):
                                                          (`000 omitted)
                     Azteca                                     $ 1,658
                     Sweet                                          402
                     ADS                                            119
                                                             -----------
                                                                $ 2,179

NOTE G   SEGMENT INFORMATION

The Company identifies operating segments based on, among other things, the way the Company's management organizes the components of its business for purposes of allocating resources and assessing performance. With the recent acquisition of Unzipped, the Company has redefined the reportable operating segments. The Company's operations are now comprised of two reportable segments: footwear and apparel. Segment revenues are generated from the sale of footwear, apparel and accessories through wholesale channels and the Company's retail locations. The Company defines segment income as operating income before interest expense and income taxes. Summarized below are the Company's segment revenues, income (loss) and total assets by reportable segments for the fiscal quarter ended October 31, 2003.

(000's omitted)                               Footwear     Apparel  Consolidated
                                            ------------------------------------

For the fiscal quarter ended October 31, 2003
Total revenues                                $ 14,347    $ 12,766      $ 27,113
Segment (loss) income                            (719)       (372)       (1,091)
Net interest expense                                                         746
Loss before provision for income taxes                                 $ (1,837)

For the nine months ended October 31, 2003
Total revenues                                $ 57,592    $ 53,617      $111,209
Segment (loss) income                          (5,191)       2,762       (2,429)
Net interest expense                                                       2,462
Loss before provision for income taxes                                 $ (4,891)

Total assets as of October 31, 2003           $ 36,276    $ 40,899      $ 77,175

For the fiscal quarter ended October 31, 2002
Total revenues                                $ 24,459    $ 18,767      $ 43,226
Segment income                                 (1,188)       1,665           477
Net interest expense                                                       1,265
Income before provision for income taxes                                $  (788)

For the nine months ended October 31, 2002
Total revenues                                $ 79,811    $ 38,595      $118,406
Segment income                                   1,883       3,566         5,449
Net interest expense                                                       2,250
Income before provision for income taxes                                $  3,449

Total assets as of October 31, 2002           $ 61,234    $ 45,832      $107,066

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

NOTE I   SPECIAL CHARGES

During the quarter ended July 31, 2003, the Company entered into two footwear license agreements (See "Recent Developments" in Item 2) for its CANDIE'S AND BONGO brands. Sebsequently, the Company ceased shipping Bongo footwear products, has shipped a substantially reduced amount of Candie's footwear products, reduced overhead with the termination of employees, office consolidation and a reduction in operating activities related to footwear, and made a decision to close all of its retail stores ("the Transition").

The Company, in connection with the Footwear Licenses and due to the continuing retail environment, expects to close its 10 outlet stores by January 31, 2004. Any lease termination liabilities that may result from these closings will be recorded in the period(s) the stores are closed.

During the three months and nine months ended October 31, 2003 the Company incurred expenses related to the Transition (Items A, B, D and E), defined below, and certain other expenses (Items C&F) classified as special charges. These expenses are outlined in the summary below:


                                                               Three Months Ended           Nine Months Ended
        (000's omitted)                                            October 31,                 October 31,
                                                             ------------------------     -----------------------
                                                                   2003         2002            2003        2002
                                                             ----------- ------------     ----------- -----------
        Write-off  of  computer  equipment  &  software,        $     -         $  -         $ 1,510    $      -
        leasehold  improvements,  furniture  & fixtures,
        trade show booths and displays. (A)
        Store  termination  costs for  stores  closed to
        date. (B)                                                   272            -             763           -
        Professional  fees for the SEC investigation and
        litigation. (C)                                              87           78             519          93
        Severance pay and other  benefits for terminated
        employees. (D)                                              158            -             418           -
        Impairment  loss and disposal of assets  related
        to current and future  store  closings in Fiscal
        2004. (E)                                                     -            -             108           -
        Penalty payment to Sweet. (F)                                 -            -              83           -
        Accrued  lease  expense  for the  closed  office
        space through the end of the lease. (G)                     247            -             247           -
                                                             ----------- ------------     ----------- -----------
                                                                  $ 764         $ 78          $3,648        $ 93
                                                             =========== ============     =========== ===========

(A) Incurred in connection with the closing of the Valhalla headquarters and operations and systems supporting both wholesale and retail activities, Bongo footwear products no longer being shipped and reduced shipping of Candie's footwear products, the office consolidation in NYC and the overall reduction of operating activities, the Company disposed of or recognized impairments on assets related to these activities.
(B) During the quarter and nine months ended October 31, 2003, the Company closed three and six retail concept stores, respectively, incurring leasehold termination charges with the landlords of these stores. At October 31, 2003, $669 had been paid and $94 accrued for these termination charges.
(C) In connection with certain matters related to the SEC focused primarily on a former officer of the Company the Company incurred professional fees and other related costs in connection with the indemnification of the former officer and the testimony of certain former employees.
(D) For the three and nine months ended October 31, 2003, in connection with the Transition, the Company terminated 37 and 68 employees, respectively, and incurred $158 and $418, respectively, in severance pay. As of October 31, 2003, the Company has $11 accrued for unpaid severances which will be paid by the year end.
(E) In the second quarter of Fiscal 2004, the Company recorded $108 for the write-off of leasehold improvements, store fixtures and equipment for the 10 outlet stores which the Company will close prior to the year end.
(F)           See Note F of Notes to the Condensed Consolidated Financial
              Statements.
(G) In the quarter ended October 31, 2003, the Company closed its office in Valhalla, New York, which was sublet by the Company to a third company through July 2005, the end of the lease.

The Company estimates that the remaining future costs related to the Transition for lease terminations and severance pay will total approximately $985,000, which amount will be expensed in the period that the events occur. It is expected that the Transition will be completed by January 31, 2004.

NOTE J   RELATED PARTY TRANSACTIONS

In addition to the disclosure of the related party transactions in connection with Unzipped , see Note F, the Company granted Kenneth Cole Productions, Inc. ("KCP") the exclusive worldwide license to design, manufacture, sell, distribute and market footwear under the BONGO brand. The CEO and Chairman of KCP is Kenneth Cole, who is the brother of Neil Cole, the CEO and President of the Company. In the three months and nine months ended October 31, 2003, the Company recorded licensing income from KCP of $233,000 and $473,000, respectively.

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

Recent Developments

In May 2003, the Company entered into a license with Steven Madden, Ltd. ("Steve Madden") to design, manufacture, sell, distribute and market footwear under the CANDIE'S (R) brand, and with KCP to design, manufacture, sell, distribute and market footwear under the BONGO (R) brand (collectively referred to as the "Footwear Licenses").

In connection with the Transition, as a result of the Company's grant of the Footwear Licenses, the Company ceased shipping Bongo footwear product, shipped a substantially reduced amount of Candie's footwear product, reduced overhead with the termination of employees, office consolidation and a reduction in operating activities related to footwear, and closed certain retail stores ("the Transition"). As a result of the Transition, past and future operating results will not be comparable. When compared to the prior year quarter, the Transition has caused substantial reductions in net sales, net revenues, operating expenses and interest expense, along with increases in licensing income. The Company anticipates that that these reductions will continue through the remainder of Fiscal 2004. The Company also anticipates additional cash special charges relating to the Transition for retail store lease termination charges, employee severance, and the termination of certain contractual arrangements.

As a result of the Footwear Licenses, the Company has also substantially reduced and will continue to reduce its borrowing needs from its Credit Facility and therefore its interest expense has and will continue to decrease significantly. Additionally, the Company's revenues have and will continue to decrease significantly, as it will no longer recognize revenues from the sale of its footwear.

In addition, the Company has eliminated a substantial portion of its operating expenses, resulting primarily from the elimination of operations relating to the former design, development, importing, distribution and sale of footwear. The Company closed its offices in Valhalla, New York and reduced its offices in New York City to approximately 5,000 square feet. The Company signed a sublease agreement with a third party for its Valhalla office space through the lease end date of July 2005.

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

Results of Operations

For the three months ended October 31,2003

Revenues. Consolidated net revenues decreased by $16.1 million to $27.1 million from $43.2 million in the comparable period of the prior year. The net revenue decrease resulted primarily from a $10.5 million decrease in net footwear sales resulting from the Transition (see "Recent Developments") and a decrease of $6.0 million in net sales by the Unzipped jeans wear business, to $12.8 million from $18.8 in the comparable period of the prior year. The decrease of net sales of Unzipped resulted from $5.1 million from unit sales decreases, $780,000 in lower unit sales prices and $117,000 of higher sales returns and allowances in the current year quarter. This decrease was partially offset by an increase of $374,000 in licensing income, to $1.8 million as compared to $1.4 million in the prior year quarter, primarily resulting from the Footwear Licenses, an increase of 26.1%.

Gross Profit. Consolidated gross profit decreased by $5.5 million to $5.9 million as compared to $11.4 million in the prior year quarter. Gross profit on footwear sales decreased by $3.2 million to $4.4 million from $7.6 million in the prior year period. This gross profit decrease is primarily attributable to the net sales decrease resulting from the Transition as well as a lower gross profit percentage realized on the lower sales base, partially offset by the increase in licensing income from the Footwear Licenses. Unzipped recorded gross profit of $1.5 million compared to $3.8 million in the comparable prior year quarter, a decrease of $2.3 million.

Consolidated gross profit margin decreased, as a percentage of net revenues, by 450 basis points to 21.8% as compared to 26.3% in the third quarter of the prior year. The total footwear gross profit margin percentage decreased by 50 basis points to 30.5% from 31.0% in the prior year quarter. Footwear gross margins (exclusive of licensing income) decreased 610 basis points to 20.5% as the Company, as a result of the Transition, experienced higher sales returns and allowances as a percentage of sales as well as lower margin sales on the remaining wholesale and retail inventory resulting from the Transition. This was partially offset by an increase in licensing income further benefited by licensing income increasing to 12.6% of total footwear net revenues as compared to 5.9% in the comparable prior year period. Gross profit margin in the Unzipped jeans wear business decreased, as a percentage of net revenues, by 820 basis points to 12.1% as compared to 20.3% in the comparable prior year quarter, primarily as a result of increased sales returns and allowances on a lower gross sales base.

Operating Expenses. Consolidated operating expenses (before special charges) decreased by $4.4 million to $6.3 million from $10.7 million in the prior year quarter. Unzipped's operating expenses decreased by $231,000 to $1.9 million from $2.1 million in the prior year quarter, primarily from $156,000 of the variable costs associated with the decrease in sales as well as $75,000 due to a reduction in the accrual of a management fee based on Unzipped net income. Operating expenses in the footwear segment (before special charges) were $4.3 million, a decrease of $4.2 million compared to $8.5 million in the prior year quarter. The operating expense decrease resulted from $3.9 million cost reduction in wholesale footwear resulting from the Transition, partially offset by $314,000 of incremental costs associated with net new retail stores. Included in the $764,000 of special charges for the three months ended October 31, 2003 were $642,000 of charges related to the Transition and $122,000 of other special charges as compared to a total of $78,000 in the prior year quarter (see Note I of the Notes to the Condensed Consolidated Financial Statements).

Interest Expense. Consolidated net interest expense decreased by $519,000 to $746,000 from $1,3 million in the prior year quarter. In the prior year quarter, $346,000 of interest expense resulted from an adjustment of interest payment associated with a litigation settlement. The remainder of the decrease resulted primarily from a decrease of $122,000 in net interest expense on Candie's revolving debt to $48,000 from $170,000 in the prior year quarter and a decrease of $62,000 in Unzipped revolving debt interest expense to $135,000 from $197,000 in the prior year quarter. Net interest expense decrease in Candie's and Unzipped resulted primarily from lower average outstanding borrowing as compared with the comparable prior year period.

Income Tax Expense. A $47,000 provision for local income taxes was recorded for the current year quarter from the separate earnings of Unzipped. In the prior year quarter, no tax expense was recorded as the Company reported a consolidated loss before income taxes.

Net (Loss) Income. The Company recorded a consolidated net loss of $1.9 million as compared to a consolidated net loss of $788,000 in the comparable quarter of prior year.

For the Nine Months ended October 31, 2003

In addition to the effects of the Transition as noted above in "Recent Developments", the comparability of the current year nine months consolidated results with the prior year nine month results is further impacted by the acquisition of Unzipped, with its results being consolidated beginning with the quarter ended July 31,2002. Accordingly, the results of the nine months ended October 31, 2002 include only six months of Unzipped operations, while the current year period includes a full nine months.

Revenues. Consolidated net revenues decreased by $7.2 million to $111.2 million from $118.4 million in the comparable period of the prior year. The net revenue decrease resulted primarily from a $22.2 million decrease in footwear net sales resulting from the Transition (see "Recent Developments"), partially offset by a $15.0 million increase in Unzipped net sales, comprised of $17.2 million in the first quarter of Fiscal 2004 (there were no comparable Unzipped sales in the first quarter of Fiscal 2003) and a net $2.2 million net sales decrease in the second and third quarter of Fiscal 2004 from prior year comparable period. Licensing income increased by $621,000 to $4.8 million as compared to $4.2 million in the prior year nine month period. Comparable licensing income increased $1.0 million, as the prior year nine month period included $414,000 of royalties the Company received from Unzipped, which payments ceased with the Company's acquisition of the remaining equity interest in Unzipped on April 23, 2002.

Gross Profit. Consolidated gross profit decreased by $7.2 million to $26.9 million as compared to $34.1 million in the prior year nine month period. Gross profit on footwear sales decreased by $9.6 million to $16.6 million from $26.2 million in the prior year period. The gross profit decrease in footwear sales is primarily attributable to the net sales decrease resulting from the Transition as well as a lower gross profit percentage realized on the lower sales base, partially offset by the increase in licensing income from the Footwear Licenses. Unzipped gross profit increased by $2.5 million to $10.3 million as compared to $7.8 million in the prior year nine months, comprised of $3.3 million of gross profit in the first quarter of Fiscal 2004 (there were no comparable Unzipped gross profit in the first quarter of Fiscal 2003) and a net increase of $800,000 in Unzipped's gross profit in the second and third quarter from the prior year comparable period.

Consolidated gross profit margin decreased, as a percentage of net revenues, by 460 basis points to 24.2% as compared to 28.8% in the nine months of the prior year. The footwear gross profit margin percentage decreased by 400 basis points to 28.9% from 32.9% in the prior year nine month period. Footwear gross margins (exclusive of licensing income) decreased 690 basis points from 29.2% to 22.3% as the Company, primarily as a result of the Transition, experienced higher sales returns and allowances as a percentage of sales as well as lower margin sales on the remaining wholesale and retail inventory. This was partially offset by an increase in licensing income further benefited by licensing income increasing to 8.4% of total footwear net revenues as compared to 5.3% in the comparable prior year period. Gross profit margin in the Unzipped's jeans wear business decreased, as a percentage of net revenues, by 100 basis points to 19.2% as compared to 20.2% in the comparable prior year nine month period.

Operating Expenses. Consolidated operating expenses (before special charges) decreased by $2.7 million to $25.6 million from $28.3 million in the prior year nine month period. The operating expense decrease resulted primarily from a decrease of $5.9 million from $24.1 million to $18.2 million in footwear operating expense primarily due to the Transition, partially offset by an increase of $3.3 million from $4.2 million to $7.5 million in Unzipped's operating expenses as compared in the prior year nine month period. The operating expense decrease of $5.9 million in footwear operation resulted from $6.6 million in cost reduction in footwear segment resulting primarily from the Transition, partially offset by $714,000 of incremental costs associated with net new retail stores. The $3.3 million increase in Unzipped operating expense primarily resulted from $2.5 million in the first quarter of Fiscal 2004 (there were no comparable operating expenses in the first quarter of Fiscal 2003) and a net increase of $800,000 in the second and third quarter of Fiscal 2004 from the prior year comparable period. Included in the $3.6 million of special charges for the nine months ended October 31, 2003 were $3.0 million of charges related to the Transition and $637,000 of other special charges as compared to a total of $300,000 in the prior year nine month period (see Note I of the Notes to the Condensed Consolidated Financial Statements).

Net Interest Expense. Consolidated net interest expense increased by $212,000 to $2.5 million from $2.3 million in the prior year nine month period. Interest expense resulted from the 8% senior subordinated note issued in the Unzipped Acquisition (see Note F of the Notes to the Condensed Consolidated Financial Statements) increased by $159,000 to $559,000 in the nine month period of Fiscal 2004 from $400,000 in the prior year nine month period (there was no comparable interest expense in the first quarter of Fiscal 2003). Interest expense associated with the asset backed notes issued by a subsidiary of the Company (see Note C of the Notes to the Condensed Consolidated Financial Statements) increased by $756,000 to $1.1 million in the nine month period of Fiscal 2004 from $352,000 in prior year nine month period (there was no comparable interest expense in the first and second quarter of Fiscal 2003). Interest on Unzipped's revolving debt increased by $65,000 to $535,000 from $470,000 in the prior year nine month period, which included $211,000 in the first quarter of Fiscal 2004 (there was no comparable Unzipped interest expense in the first quarter of Fiscal 2003), partially offset by total decrease of $146,000 in Unzipped's interest expenses in the second and third quarter of Fiscal 2004 from the prior year comparable period. Offsetting these increases was a decrease of $422,000 interest expense in the footwear revolving debt to $260,000 from $682,000 in the prior year nine month period, primarily resulted from the Transition. In the prior year third quarter, $346,000 of interest expense resulted from an adjustment of interest payment associated with a litigation settlement. The decreases in the Company's comparable revolving debt interest expenses resulted from lower average interest rates and lower average outstanding borrowing as compared with the comparable prior year period.

Equity Income in Joint Venture. During the quarter ended April 30, 2002, the Company reduced the remaining $250,000 liability in connection with the acquisition of Unzipped. See Note E of Notes to Condensed Consolidated Financial Statements.

Income Tax Expense (Benefit). A $47,000 provision for local income taxes was recorded in the current year third quarter from the separate earnings of Unzipped. For the prior year nine month period, no tax expense was reported due to a reduction in the valuation reserve, which offset the income tax provision. In addition, the Company recorded $139,000 of income tax benefit resulting from the utilization of net operating losses due to changes in the tax laws.

Net (Loss) Income. The Company recorded a consolidated net loss of $4.9 million as compared to a consolidated net income of $3.6 million in the comparable nine month period of the prior year.

Liquidity and Capital Resources


Working Capital.

At October 31, 2003, the current ratio of assets to liabilities was 1.14 to 1 as compared to 1.25 to 1 at October 31, 2002.

The Company continues to rely upon trade credit, revenues generated from operations, especially private label and licensing activity, as well as borrowings from under its revolving loan to finance its operations. Net cash provided by operating activities totaled $11.3 million, compared to cash used of $13.0 million in the prior year nine months period. The increase in cash provided by operating activities resulted primarily from reduced working capital requirements in the footwear and retail business' primarily due to lower cash requirements for inventory purchases and factored receivables due to the Transition. In addition, the Company had non-cash adjustments to income, including a $1.6 million write-off and disposal of assets used in operating activities prior to the Transition and $2.1 million of depreciation and amortization. The factored receivables and inventories in the footwear and retail businesses decreased by $9.4 million and $9.3 million, respectively, at October 31, 2003 when compared to October 31, 2002.

Capital Expenditures.

Capital expenditures for the nine months ended October 31, 2003 was $133,000, compared to $1.4 million for the nine months ended October 31, 2002. The Company does not anticipate any material additional capital expenditures for the reminder of Fiscal 2004.

Current Revolving Credit Facilities.

On January 23, 2002, the Company entered into a three-year $20 million credit facility with CIT. Borrowings under the Credit Facility are formula based and originally included a $5 million over advance provision with interest at 1.00% above the prime rate. In June 2002, the Company agreed to amend the Credit Facility to increase the over advance provision to $7 million and include certain retail inventory in the availability formula for its footwear business. Borrowings under the amended Credit Facility bear interest at 1.5% above the prime rate.

As of October 31, 2003, there were no borrowings outstanding under the Company's Credit Facility.

On February 25, 2003 Unzipped entered into a two-year $25 million credit facility with GECCS. Borrowings are limited by advance rates against eligible accounts receivable and inventory balances, as defined. Under the facility, Unzipped may also arrange for letters of credit in an amount up to $5 million. The borrowings bear interest at a rate of 2.25% per annum in excess of the 30 day Commercial Paper rate or 3%, whichever is greater.

At October 31, 2003, borrowings under the Unzipped Credit Facility totaled $10.5 million and availability under the formula was $2.6 million.

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

Other

The Company believes that its existing credit facilities, along with revenues generated from operations, are sufficient to finance its operations, including the transition of the footwear business to licensing as described in "Recent Development". The Company anticipates that its cash requirements, and corresponding interest expense and borrowings under its Credit Facility will be substantially reduced as it exits the footwear operating business.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

As a result of the Company's variable rate credit facilities, the Company is exposed to the risk of rising interest rates. The following table provides information on the Company's fixed maturity debt as of October 31, 2003 that are sensitive to changes in interest rates.

  The Unzipped Credit Facility had an interest rate of 3.81%
   for the three month period ended October 31, 2003             $10.5 million


Item 4.  Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of the end of the quarter ended October 31, 2003. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. In addition, during the quarter ended October 31, 2003 there were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. Other Information

Item 1.  Legal Proceedings

See Note E of Notes to Condensed Consolidated Financial Statements.

Item 2.  Changes in Securities and Use of Proceeds.

During the three months ended October 31, 2003, the Company granted certain of its employees and directors, pursuant to a stock option plan, 10-year non-qualified stock options to purchase a total of 730,000 shares of its common stock at the price of ranging from $1.72 to $1.85 per share (an average of $1.75 per share). The options were granted in private transactions pursuant to the exemption from registration under Sections 2(a) (3) and 4(2) of the Securities Act of 1933.

Item 4.  Submission of Matters to a Vote of Security-Holders.

At the Company's Annual Meeting of Stockholders held on August 13, 2003, the stockholders voted to elect the five individuals named below to serve as Directors of the Company and to ratify the appointment of BDO Seidman, LLP as the Company's independent auditors for the fiscal year ending January 31, 2004.

Messrs. Neil Cole, Barry Emanuel, Steven Mendelow, Ann Iverson and Hubert Guez were elected to serve as members of the Company's Board of Directors for the ensuing year and until the election and qualification of their successors. The votes cast by stockholders with respect to the election of Directors were as follows:

                                  Votes Cast                Votes
         Director                   "For"                 "Withheld"
         --------               --------------            ----------
         Neil Cole                 20,270,656               194,037
         Barry Emanuel             20,284,895               179,798
         Steven Mendelow           20,286,378               178,315
         Ann Iverson               20,286,662               178,031
         Hubert Guez               19,187,999             1,276,694

The ratification of the appointment of BDO Seidman, LLP as the Company's independent auditors for the fiscal year ending January 31, 2004 was approved by the stockholders. The votes cast by stockholders with respect to the ratification of the appointment of BDO Seidman, LLP as the Company's independent auditors for the fiscal year ending January 31, 2004 were as follows:

         Votes Cast "For"    Votes Cast "Against"       Votes "Abstaining"
         ----------------    --------------------       ------------------
            20,409,039             32,469                    23,185

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


Date     December 15, 2003      /s/ Neil Cole
         ---------------------  ----------------------------------
                                Neil Cole
                                Chairman of the Board, President
                                And Chief Executive Officer
                                (on Behalf of the Registrant)

Date     December 15, 2003      /s/ Richard Danderline
         ---------------------  ----------------------------------
                                Richard Danderline
                                Executive Vice President - Finance and
                                Operations
                                Principal Financial and Accounting Officer