Form 10-K
period 2004-01-31
CANDIES INC
filed 2004-05-13
CIK 857737

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                    FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended January 31, 2004

                                            OR

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______________to
     ______________.

                         Commission File Number 0-10593

                                 CANDIE'S, INC.
             (Exact Name of Registrant as Specified in Its Charter)
--------------------------------------------------------------------------------
           Delaware                                   11-2481903
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                   Identification No.)

215 West 40th Street, New York, New York                10018
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)             (Zip Code)

Registrant's telephone number, including area code:     (212) 730-0030

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

   Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)
 Yes__ No. X
         ---

   The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of the close of business on July 31, 2003, was approximately $40,191,421.

   As of April 20, 2004, 26,086,153 shares of Common Stock, par value $.001 per share were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

CANDIE'S, INC.-FORM 10-K

                                TABLE OF CONTENTS

                                                                                                               Page

PART I

     Item 1.  Business.......................................................................................    2
     Item 2.  Properties.....................................................................................   10
     Item 3.  Legal Proceedings..............................................................................   11
     Item 4.  Submission of Matters to a Vote of Security Holders............................................   11

PART II

     Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters..........................   11
     Item 6.  Selected Financial Data........................................................................   12
     Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations..........   13
     Item 7A. Quantitative and Qualitative Disclosure about Market Risk......................................   20
     Item 8.  Financial Statements and Supplementary Data....................................................   20
     Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........   20
     Item 9A. Controls and Procedures........................................................................   20

PART III

     Item 10. Directors and Executive Officers of the Registrant.............................................   20
     Item 11. Executive Compensation.........................................................................   23
     Item 12. Security Ownership of Certain Beneficial Owners and Management.................................   25
     Item 13. Certain Relationships and Related Transactions.................................................   27
     Item 14. Principal Accounting Fees and Services.........................................................   28

PART IV

     Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K...............................   29

Signatures...................................................................................................   30

Consolidated Financial Statements............................................................................  F-1


PART I

Item 1   Business

Introduction

         Candie's, Inc. (the "Company"), which was incorporated in Delaware in 1978, is in the business of licensing and marketing the CANDIE'S(R) and BONGO(R) names with respect to a variety of young women's footwear, apparel and fashion products. It is also a leading designer, distributor and marketer of jeans wear under the BONGO brand through its wholly-owned subsidiary, Unzipped Apparel, LLC ("Unzipped"), which is managed by Sweet Sportswear, LLC ("Sweet"). The Company also arranges through its wholly-owned subsidiary Bright Star Footwear, Inc. ("Bright Star") for the manufacture of footwear products for mass market and discount retailers under the private label brand of the retailer.

         The core customers for both the CANDIE'S and the BONGO brands are girls and women between the ages of 6 and 25 who are attracted to the brands for their fun image, fashionable designs and moderate prices. These girls and women, who make up the "millenial" generation, are part of a group of nearly 80 million youths and teens. The Company has capitalized on this market by understanding the lifestyle of the target consumer, where she shops, what music she listens to, what movies and television she watches and how she wants to present herself to the world, and then gearing its products and those of its licensees to appeal to her sensibilities. In particular, the Company has become known for its high profile marketing partnerships with celebrities in the music and television industries whom the Company believes best represent the fun, irreverent and sexy image of its brands.

         The Company's current business strategy, as a licensing and marketing company, is to maximize the value of its brands by entering into strategic licenses with partners who have been selected because of their ability to produce and sell quality CANDIE'S and BONGO branded products in the categories of their specific expertise. This licensing strategy is designed to permit the Company to operate its licensing business with minimal working capital, virtually no capital expenditures, no production, distribution or sales costs, and a small group of core employees.

Transition of Footwear Operations

         Prior to May 2003, the Company, had three operating divisions, one for the design, development, manufacture, distribution and sale of women's and girls footwear under the CANDIE'S and BONGO labels, one for the design, development, manufacture, distribution and sale of women's jeans wear under the BONGO label through Unzipped, and one for the manufacture of footwear products for mass market and discount retailers on a private label basis through Bright Star. The Company also licensed the CANDIE'S and BONGO brands on a variety of other categories, including clothing, accessories, fragrance and eyewear. In addition, the Company operated retail stores across the United States that sold a full range of CANDIE'S and BONGO branded products.

     In May 2003, the Company changed its business model by licensing the CANDIE'S and BONGO trademarks for footwear to Steven Madden Ltd ("Steven Madden") and Kenneth Cole Productions, Inc. ("KCP"), respectively, and effectively eliminating the Company's operations as they related to the production and distribution of women's and girl's footwear. As discussed in further detail below, in conjunction with the elimination of its footwear operations, the Company closed all of its retail stores during the fiscal year ended January 31, 2004 ("Fiscal 2004"). The Company remains in the business of manufacturing, distributing, selling and marketing jeans wear under the BONGO label through its Unzipped division, as well as the marketing and sale of a variety of men's outdoor boots and casual shoes under private label brands through Bright Star.

     The transition to the new licensing model and the elimination of the footwear and retail operations occurred over a nine-month period from May 2003 through the end of the 2004 fiscal year. With respect to BONGO footwear, on May 1, 2003, the Company granted KCP the exclusive worldwide license to design, manufacture, sell, distribute and market footwear. KCP immediately took over the shipping of Fall 2003 BONGO inventory and the Company ceased all manufacturing and shipping of BONGO footwear as of the time of the license.

         With respect to CANDIE'S footwear, on May 12, 2003, the Company granted the exclusive worldwide license to design, manufacture, sell, distribute and market footwear under the brand. Unlike with respect to the KCP license, however, Steven Madden did not take over and ship the Fall 2003 inventory. Accordingly, the Company continued to purchase, ship, sell, warehouse and collect receivables for CANDIE'S footwear through the end of the fiscal year. Steven Madden commenced shipping footwear under the license in the fourth quarter of Fiscal 2004.

         The Company commenced closing its retail operations immediately upon entering into the foregoing licensing agreements between the Company and each of KCP and Steven Madden (collectively referred to in this report as the "Footwear Licenses"). The stores were closed on a staggered basis between June 2003 and January 2004. The Company has negotiated lease termination agreements with respect to all of its retail leases, with the exception of a single store in Florida. Retail revenues for the fiscal years ended January 31, 2004, 2003 and 2002 were $10.5 million, $10.1 million, and $8.2 million, respectively, or 7.9%, 6.4%, and 8.1% of net revenue, respectively.

     The elimination of the Company's historical footwear and retail operations also resulted in the elimination of certain operating costs primarily through a substantial reduction in the Company's workforce. At the corporate level, the Company eliminated approximately 100 jobs relating to the design, manufacture, import and sale of footwear and at the retail level, the Company eliminated approximately 100 jobs relating to the operation of the stores.

         The Company also consolidated its offices into one floor of its New York City office, the lease for which will expire on June 30, 2005. The Company closed its office in Valhalla, New York, subletting the space through the end of the lease.

         The Company incurred a total of $4.0 million in special charges relating to the discontinuance of its footwear operations: $2.4 million in the second quarter ended July 30, 2003, $677,000 in the third quarter ended October 31, 2003 and $ 917,000 in the fourth quarter ended January 31, 2004.

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

         Following the purchase of the CANDIE'S trademark in 1993, the Company commenced the business of designing, selling and marketing CANDIE'S footwear and building the CANDIE'S brand into one of the most well-recognized junior footwear brands in the United States. At that time, the Company was also a licensee of the BONGO name, and operated a somewhat smaller sales division that designed, sold and marketed BONGO footwear. The Company also operated Bright Star, which engaged in the manufacture of footwear products for mass market and discount retailers under the private label brand of the retailer or other trademarks owned or licensed by the Company.

     In or about 1998, the Company undertook a series of transactions that changed and expanded its operations, all focused on building CANDIE'S and BONGO into lifestyle brands. In or about July 1998, the Company began to license the CANDIE'S brand on products other than footwear, entering into licenses that year for fragrance, socks and hosiery and eyewear. See "New Business Model:
Trademarks and Licensing". In September 24, 1998, the Company, through a wholly owned subsidiary, acquired all of the outstanding shares of Michael Caruso & Co., Inc. ("Caruso"), the owner of the BONGO trademark.

          On October 7, 1998, the Company formed Unzipped with its then joint venture partner Sweet, for the purpose of marketing and distributing apparel and jeans wear under the BONGO label. Candie's and Sweet each had a 50% interest in Unzipped. Pursuant to the terms of the joint venture, the Company licensed the BONGO trademark to Unzipped for use in the design, manufacture and sale of jeans wear and certain apparel products for a term ending March 31, 2003. BONGO jeans wear was at that time and continues to be, targeted to girls and women aged 12-25. The retail prices range from $25-$50. The product line includes core basic denim products, plus additional fashion items to balance the line. The product line is targeted for mid-priced department and specialty stores.

         Between the end of 1998 and the beginning of 2002, the Company continued to build its CANDIE'S and BONGO footwear divisions, while adding several new licenses under the CANDIE'S and the BONGO brands, including BONGO apparel, kids clothing and accessories and CANDIE'S apparel and watches. In addition, the Company began a roll out of CANDIE'S concept and outlet stores. The stores were designed to create a distinctive CANDIE'S environment to showcase the brand and the increasingly broad variety of CANDIE'S products.

         On April 23, 2002, the Company acquired the remaining 50% interest in Unzipped from Sweet for consideration consisting of three million shares of the Company's common stock and $11 million which was to be issued in the form of preferred stock. The Company issued the common stock, and in lieu of the preferred stock issued to Sweet an 8% senior subordinated note due in 2012. See
Note 2 of the Notes to Consolidated Financial Statements. In connection with the acquisition, Unzipped entered into a Management Agreement with Sweet pursuant to which Sweet is to manage all aspects of Unzipped's business through a term ending on January 31, 2005. In addition, Unzipped entered into a Distribution Agreement with Apparel Distribution Services, LLC ("ADS"), and a Supply Agreement with Azteca Productions International, Inc. ("Azteca"), to distribute and supply products, respectively, on behalf of Unzipped. Both ADS and Azteca are controlled by Hubert Guez, who also controls Sweet. Mr. Guez was also a member of the Company's Board of Directors until his resignation in March 2004 and is a principal stockholder of the Company. See Item 13 - Certain Relationships and Related Transactions.

         Commencing in Fiscal 2003, with the acquisition of Unzipped, the Company's operations were comprised of two reportable segments: footwear and apparel. The footwear segment included CANDIE'S footwear, BONGO footwear, private label footwear, Bright Star, retail store operations and licensing. The apparel segment included BONGO jeans wear. See Note 13 of Notes to Consolidated Financial Statements for certain segment information regarding the Company.

         A description of the revenues attributable to the Company's primary products for the periods referred to below and a description of those products are as follows:

                                                    Year Ended January 31,
   Product                                2004              2003              2002
                               -----------------------------------------------------------------
CANDIE'S Footwear                      $  37,329         $  73,578         $  71,648
BONGO Footwear                             8,204            13,327            13,614
BRIGHT STAR                               21,139            14,009            16,140
                               -----------------------------------------------------------------
   Footwear Segment                       66,672           100,914           101,402

BONGO Jeanswear (Apparel Segment)         64,705            55,869                 -
                               -----------------------------------------------------------------
                                        $131,377          $156,783          $101,402
                               =================================================================

Historical Footwear Operations

         Prior to executing the Footwear Licenses, the Company was responsible for the design and manufacture of its footwear. Company's footwear products were manufactured to its specifications by a number of independent suppliers located primarily in China, and to a somewhat lesser degree in Brazil and Italy. The Company did not own any manufacturing facilities.

         All footwear products that were manufactured overseas were subject to United States tariffs, customs duties and quotas. In accordance with the Harmonized Tariff Schedule, the Company paid import duties on its footwear products manufactured outside of the United States at rates ranging from approximately 0% to 48% of its cost, depending on the principal component of the product.

         During Fiscal 2004, the Company sold its footwear products to more than 1,100 retail accounts in the United States and Canada consisting of department stores, including Federated Department Stores, Nordstrom and May Company, specialty stores such as Journey's, and numerous other outlets in the United States.

         Bright Star, acting principally as agent for its customers, has and continues to design, market and distribute a wide variety of men's branded and unbranded work boots, hiking boots, winter boots and leisure footwear. Bright Star's customer base includes discount and specialty retailers. Bright Star's products are generally directed toward the mid-priced and discount markets. The retail prices of Bright Star's footwear generally range from $25 to $70. The substantial majority of Bright Star revenues were from private label sales. Through Bright Star, the Company sells its products to Wal-Mart and other mass merchandisers. In Fiscal 2004, Bright Star's sales of private label product to Wal-Mart accounted for $20.9 million or 15.9% of the Company's net revenue, as opposed to Fiscal 2003, in which such sales accounted for $10.1 million in revenue or 6.4% of the Company's net revenue. In Fiscal 2002, Bright Star's sales to Wal-Mart accounted for $12.6 million in revenue or 12.4% of the Company's net revenues.

New Business Model:  Trademarks and Licensing

     As a result of the granting of the Footwear Licenses, the Company's core business is currently licensing and marketing the CANDIE'S(R) and BONGO(R) names with respect to a variety of young women's footwear, apparel and fashion products. The Company's business strategy is to maximize the value of its brands by entering into strategic licenses with partners who have been selected because of their ability to maximize the market presence of quality CANDIE'S and BONGO branded products in the categories of their specific expertise. This licensing strategy is designed to permit the Company to operate its primary licensing business with minimal working capital, virtually no capital expenditures, no production, distribution or sales costs, and a small group of core employees.

         All licenses are entered into through the Company's wholly-owned subsidiary, IP Holding, LLC ("IPH"), which owns all of the Company's intellectual property. In August 2002, the Company formed IPH for the purpose of issuing in a private placement, $20 million of asset-backed notes secured by intellectual property assets (trade names, trademarks and license payment thereon). See Note 5 of Notes to Consolidated Financial Statements. In connection with this transaction, the Company assigned its CANDIE'S and BONGO trademarks to IPH. IPH, in turn, licensed the right to use the CANDIE'S and BONGO trademarks back to the Company for use on footwear, and to Unzipped, the Company's wholly owned subsidiary, for use on jeans wear.

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

         The Company has granted licenses for the CANDIE'S trademark for use on footwear, apparel, including swimwear and intimates, fragrance, eyewear and handbags. The Company has granted licenses for the BONGO trademark on footwear, women's and kids' tops, sportswear and knitwear, cold weather accessories, socks and hosiery, handbags, and bathing suits. See "Transition of Footwear Operations", for a description of the recent Footwear Licenses granted by the Company, through IPH, with respect to CANDIE'S and BONGO brands for footwear design, manufacturing, marketing, sales and distribution.

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

         In August 2002, IPH entered into a five year retail store license agreement pursuant to which it licensed Casual Male Retail Group ("CMRG") the right to open outlet stores in the United States and Puerto Rico bearing the CANDIE'S name. In February 2003, IPH and CMRG terminated that license, and thereafter, the Company entered into an operating agreement with CMRG whereby the Company agreed to operate seven of the outlet stores for a period of one year. The Company commenced closing the outlet stores after it granted the Footwear License, and thereafter terminated the operating agreement with CMRG and signed a settlement and release.

Employees

         Prior to granting the Footwear License, the Company had approximately 200 employees at the corporate and retail level. The majority of these positions were eliminated with the transition out of footwear operations and retail operations. Accordingly, as of April 20, 2004, the Company employed a total of 27 full-time employees, 14 in its licensing division, five at Bright Star and eight at Unzipped's operations. Of these 27 employees, three of the Company's employees are executives and the remainder are middle management, marketing, and administrative personnel. None of the Company's employees are represented by a labor union. The Company considers its relations with its employees to be satisfactory.

Advertising, Marketing and Website

         The Company believes that advertising to promote and enhance the CANDIE'S and BONGO brands is an important part of its long-term growth strategy as a licensing and marketing company. A majority of the licenses pursuant to which the Company has licensed the right to third parties to use CANDIE'S and BONGO on a variety of fashion products require the Company to advertise the respective brands in exchange for the payment of an advertising royalty. The Company believes that its innovative advertising campaigns for CANDIE'S featuring celebrities and performers, which have brought it national recognition, have resulted in increased sales and consumer awareness of its branded products. Over the past few years, the Company has had successful marketing partnerships for CANDIE'S with superstars in the music industry such as Destiny's Child, Ashanti, the Dixie Chicks, Brandy, Vanessa Carlton, L'il Kim, Lisa Loeb, Shania Twain and Mark McGrath, and television stars such as Jenny McCarthy, Kelly Clarkson, Alyssa Milano and Kelly Osbourne.

         The Company has pursued a similar approach with respect to its BONGO campaigns. Recording artists such as Mya, Hoku, and Wild Orchid, and actresses Liv Tyler, Rachel Bilson and Amy Smart have all represented the CANDIE'S brand in marketing campaigns that emphasize the hip, sexy image of the clothing, footwear and accessories.

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

         The Company maintains websites for both brands, www.candies.com and www.bongo.com. Candies.com is both a show case for the brand and an e-store through which footwear fashions are available. Bongo.com does not currently allow for the purchase of products, but does contain video capability to view commercials and clips.

         The Company also maintains a corporate website that provides financial and background information about the Company located at www.candiesinc.com. Information contained in the candiesinc.com website is not a part of this report.

Jeans Wear Product Design and Development

         The Company currently operates its jeans wear division through its wholly-owned subsidiary, Unzipped, which is managed by third party, Sweet, pursuant to a management agreement. See Item 13. Certain Relationships and Related Transactions. The Company's management agreement with Sweet along with the supply and distribution agreements with Azteca and ADS (companies related to Sweet through common ownership), respectively, all expire on January 31, 2005. Consistent with the Company's current licensing structure, the Company anticipates that on or before January 31, 2005 it will license the rights to Bongo jeanswear to a third party licensee.

         Prior to the middle of 2002, Unzipped had manufactured the overwhelming majority of its products at facilities in Mexico that were owned or controlled by Azteca, an entity controlled by Hubert Guez, a former member of the Company's Board, who also controls Sweet. See "Item 13-Certain Relationships and Related Transactions." After Unzipped was acquired by the Company in April 2002, Unzipped moved substantially all of its product sourcing from Mexico to Hong Kong, and then, in September 2002, to a variety of locations, including, Vietnam, Turkey and Indonesia for the purpose of improving its production capabilities and gross margins. Unzipped also continues to source items in Mexico, which locale permits shorter lead times and allows Unzipped to respond to new trends more quickly.

         Azteca acts as the agent for Unzipped, identifying factories and following up with the suppliers throughout the supply chain to be sure that goods are being produced on schedule and in compliance with quality standards. The factories themselves purchase the fabric, accessories and trim in conformance with standards provided to them by Azteca.

         Pursuant to the terms of a supply agreement between Unzipped and Azteca, Unzipped has up to 30 day terms to pay for goods. In the event, however, that sufficient funds are available to Unzipped, Unzipped may, in its discretion, make such payments prior to the end of such period. See "Item 13 - Certain Relationships and Related Transactions".

         Unzipped's core competency in designing jeans wear lies in its ability to manufacture and distribute basic denim jeans at a value price point. In addition to the basic styles, Unzipped also produces several "fashion" styles each season to supplement the basics line and ensure that the line continues to develop and be known as a fashion brand. To accomplish this, the jeans wear designers must be able to analyze, interpret and translate current and emerging trends. Lifestyle trend information is compiled by apparel designers through various methods including, review of current trends in music, television, movies and apparel, travel to domestic and international fashion markets, consultation with retailers as to sell through of items and to confirm selling trends, and participation in major fashion trade shows to view competition and keep abreast of the market.

         The jeans wear line is shown to key customers 60 - 90 days before deliveries are made for the season, and then production of the jeans wear is keyed off these customers' orders and projections for the season. New product is designed six to seven times during the year, with new lines being shown every six to eight weeks. In addition, specialty or fashion items are produced between seasons to supplement the lines.

Tariffs, Import Duties and Quotas

         All apparel products sold in the United States that are manufactured overseas are also subject to United States tariffs, customs and quotas. Unzipped pays import duties ranging from 5-18%.

         The Company and its licensees are unable to predict whether, or in what form, quotas or other restrictions on the importation of its footwear and apparel products may be imposed in the future. Any imposition of quotas or other import restrictions could have a material adverse effect on the Company.

         In addition, other restrictions on the importation of footwear and apparel are periodically considered by the United States Congress and no assurance can be given that tariffs or duties on the Company's and its licensees' goods may not be raised, resulting in higher costs to the Company, or that import quotas respecting such goods may not be lowered, which could restrict or delay shipment of products from the Company's existing foreign suppliers.

Backlog for Jeans

         Unzipped had unfilled wholesale customer orders for apparel of $26.1 million and $23.9 million at April 20, 2004 and April 20, 2003, respectively.

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

         During Fiscal 2004, Unzipped sold its apparel products to a variety of retail accounts in the United States consisting of mid-tier department stores, including Sears, JC Penney, Goody's and Mervyn's. In Fiscal 2004, no individual customer of Unzipped accounted for more than 10% of the Company's net revenues.

         Unzipped sells the vast majority of products within the United States, with some minimal sales to accounts in South America.

         Unzipped generally requires payment for goods by its customers by check, subject to collection, within 30 to 60 days after delivery of the goods. In certain instances, the Company offers its customers a discount from the purchase price in lieu of returned goods; otherwise, goods may be returned solely for defects in quality, in which event the Company returns the goods to the manufacturer for a credit to the Company's account.

         As of April 20, 2004, Unzipped utilized the services of eight full time sales persons.

         The apparel and jeans wear industry is extremely competitive in the United States and Unzipped faces substantial competition in each of its product lines from, among other brands, LEI, Mudd and Paris Blues. In general, competitive factors include quality, price, style, name recognition and service. In addition, the presence in the marketplace of various fashion trends and the limited availability of shelf space can affect competition. Many of Unzipped's competitors have substantially greater financial, distribution, marketing and other resources than the Company and have achieved significant name recognition for their brand names. There can be no assurance that Unzipped will be able to compete successfully with other companies marketing these types of products.

Risk Factors

         The Company operates in a changing environment that involves numerous known and unknown risks and uncertainties that could materially adversely affect its operations. The following highlights some of the factors that have affected, and in the future could affect, the Company's operations.

The Company has incurred losses during recent fiscal years and future losses could negatively affect the Company's cash flows and business operations.

         In Fiscal 2004, the Company sustained net losses of $ 11.3 million, and net losses of $3.9 million, $2.3 million and $8.2 million during the Company's fiscal years ended January 31, 2003, 2002 and 2001, respectively. The Company cannot guarantee that it will not incur losses in the future.

The Company is no longer engaged in the design, manufacture, distribution or sale of CANDIE'S or BONGO branded footwear products and, consequently, the Company's revenues are dependent on the success of certain licensees of those rights.

         Although the Company's licensing agreement for its CANDIE'S and BONGO Branded footwear required the advance payment to the Company of certain fees and provide for certain guaranteed minimum royalty payments to the Company, the failure by the licensees to satisfy their obligations under the agreements may result in the termination of the license agreements. Moreover, during the terms of the license agreements, the Company will be substantially dependent upon the abilities of the licensees to maintain the quality, marketability and consumer recognition of footwear products bearing either of the CANDIE'S or BONGO brands. In addition, failure by the licensees to meet their production, manufacturing or distribution requirements with respect to the CANDIE'S or BONGO branded footwear products could negatively impact their sales and resulting royalty payments to the Company which, in turn would materially adversely affect the Company's revenues and business operations. Moreover, the failure by licensees to meet their financial obligations to the Company could jeopardize the Company's ability to meet the debt service coverage ratio in connection with the Company's asset-backed notes issued by a subsidiary of the Company which would give the note holders the right to foreclose on the Company's trademarks, which are the security for the debt.

The Company's business is dependent on continued market acceptance of the Company's BONGO jeans, the products of the Company's licensees and of the CANDIE'S and BONGO trademarks.

         The Company's ability to achieve continued market acceptance of the Company's existing products, products of the Company's licensees utilizing the CANDIE'S and BONGO trademarks as well as market acceptance of any future products that may be offered by the Company is subject to a high degree of uncertainty. The Company's ability to achieve market acceptance by new customers or continued market acceptance by existing or past customers will require substantial additional marketing efforts and the expenditure of significant funds by the Company to create a demand for such products. The Company's additional marketing efforts and expenditures may not result in either increased market acceptance of the Company's products or products of the Company's licensees or increased sales of such products. The Company is materially dependent on the sale of products bearing the CANDIE'S and BONGO trademarks, including products designed, produced and distributed by the Company's licensees, for a significant portion of the Company's revenues. A failure of the Company's CANDIE'S or BONGO trademarks or products to achieve or maintain market acceptance could reduce the Company's sales and licensing revenues, thereby negatively impacting cash flows.

The Company, which had a working capital deficit at January 31, 2004, has incurred a substantial amount of indebtedness and to the extent that cash flow from the Company's continuing operations is insufficient to meet the Company's debt obligations, the Company may be required to seek additional financing to satisfy the Company's obligations.

     With respect to the operations of Unzipped, there is outstanding approximately $12.8 million on a credit facility, plus approximately $17.1 million principal and interest outstanding on seven-year asset backed notes issued by the Company's subsidiary IPH in August 2002. In addition, in connection with the Company's acquisition in April 2002 from Sweet of the joint venture formed with Sweet, the Company issued to Sweet $11.0 million principal amount of senior subordinated notes that will mature in 2012. Moreover, the Company had a working capital deficit of approximately $5.5 million at January 31, 2004. In the event that projected cash flow or borrowing availability under the Company's existing credit facilities proves to be insufficient to satisfy the Company's cash requirements including the Company's debt obligations, the Company may be required to seek additional funds through, among other means, public or private equity or debt financing, which may result in dilution to the Company's stockholders. The Company's failure to obtain any required additional financing on terms acceptable to it, or at all, could result in the acceleration of the payment obligations of certain of the Company's indebtedness that could materially adversely affect the Company's business operations and financial position.

Unzipped is in default of certain covenants under its credit facility.

     Unzipped is in default of certain covenants under the Unzipped Credit Facility with GECCS ("the Lender"), including the tangible net worth covenant. As of May 11, 2004, Unzipped had not obtained a waiver for these defaults and there can be no assurance that it will be able to do so. As a result, the Lender could, in addition to other possible remedies, reduce the advance rates, cease advancing funds, or demand immediate repayment of the outstanding loan amount (which was approximately $10.3 million as of April 30, 2004), any of which could negatively impact the operations and financial condition of Unzipped. While the Company believes that it is unlikely that the Lender would accelerate Unzipped's obligations under the Unzipped Credit Facility, in the event that it did so, Unzipped would not be able to immediately repay the existing loan balance, which could result in the Lender foreclosing on Unzipped's assets, among other remedies.

     In the event that the Lender forecloses on the Unzipped Credit Facility, the Company believes, based on Unzipped's current financial condition, that Unzipped would have more than sufficient assets and net worth to allow the Lender to recoup its entire loan, although there can be no assurance that it will be able to do so. An acceleration of the Unzipped Credit Facility would impact the operating results and financial condition of Unzipped in Fiscal 2005 (including a possible write-off or impairment of assets), which could result in a reduction in the Company's consolidated revenues in Fiscal 2005. Sweet, the Manager of Unzipped, has guaranteed that the net income of Unzipped, as defined in the Management Agreement, in Fiscal 2005 shall be no less than $1.7 million and the Company believes that this guarantee is enforceable even in the event of foreclosure or acceleration of the Unzipped Credit Facility. Additionally, Candie's, Inc., the parent of Unzipped, is not a signatory or a guarantor of the Unzipped Credit Facility and would not be liable for Unzipped's obligations thereunder. The Company also believes that it has sufficient liquidity from revenues generated from its licensing and men's private label activity, which are separate from Unzipped, as well as from the additional borrowing obtained under the IPH bond financing (see "Bond Financing"), to satisfy the Company's anticipated working capital requirements for the foreseeable future. In addition, the Company anticipates that on or before January 31, 2005, it will license the rights to Bongo jeans wear to a third party licensee, which would provide the Company with additional licensing revenues commencing upon signing an agreement. Unzipped currently has a royalty free non-exclusive sublicense for Bongo jeans wear.

A recession in the fashion industry or rapidly changing fashion trends could harm the Company's operating results.

         The fashion industry is cyclical, with purchases of apparel and related goods tending to decline during recessionary periods when disposable income is low. A poor general economic climate could have a negative impact on the Company's ability to compete for limited consumer resources. Moreover, the Company's future success depends in substantial part on the Company's ability to anticipate and respond to changing consumer demands and fashion trends in a timely manner. The footwear and wearing apparel industries are generally subject to constantly changing fashion trends. If the Company or the Company's licensees misjudge the market for a particular product or product line, it may result in an increased inventory of unsold and outdated finished goods, which could increase the Company's operating costs without a corresponding increase in revenues.

With respect to Unzipped and the BONGO jeans wear business, the Company relies on unaffiliated manufacturers and suppliers and, therefore, the Company may be subject to timing or production problems that are beyond the Company's control.

         The Company does not own or operate any manufacturing facilities. All of the Company's BONGO jeanswear products are manufactured to the Company's specifications by third party suppliers (either directly or through third party manufacturers on a subcontract basis). The manufacturers of the Company's products have limited production capacity and may not, in all instances, have the capability to satisfy the Company's manufacturing requirements. In such event, the capacity of alternative manufacturing sources may not be available to us on a cost effective basis. Accordingly, the Company's dependence upon third parties for the manufacture of the Company's products could have an adverse effect on the Company's ability to deliver products on a timely and competitive basis and could have an adverse effect on the Company's revenues and cash flows. Moreover, the Company operates under substantial time constraints which require the Company to have production orders in place at specified times in advance of the Company's customers' retail selling seasons. If the Company's suppliers fail to meet their delivery date requirements pursuant to purchase orders with us, the Company will be unable to meet the Company's delivery date requirements pursuant to purchase orders with the Company's customers. This could result in the cancellation of purchase orders both by the Company and the Company's customers, having an adverse effect on the Company's revenues and earnings.

The Company is subject to risks and uncertainties of foreign manufacturing that could interrupt the Company's operations or increase the Company's operating costs.

          Substantially all of the Company's products and the products sold by the Company's licensees are manufactured overseas. The Company and its licensees are subject to various risks inherent in foreign manufacturing, including:

         - increased credit risks;
         - fluctuations in foreign currency exchange rates;
         - shipping delays; and
         - international political, regulatory and economic developments, all of which can have a significant impact on the Company's operating costs and consequently, the Company's earnings.

         The Company also imports certain finished products and assumes all risk of loss and damage once the Company's suppliers ship these goods. If these goods the Company are destroyed or damaged during shipment it could increase the Company's operating costs and negatively impact the Company's revenues as a result of the delay in delivering finished products to the Company's customers.

Because of the intense competition in the Company's markets and the strength of some of the Company's competitors, the Company may not be able to continue to compete successfully.

         The footwear and apparel industries are extremely competitive in the United States and the Company faces intense and substantial competition for the Company's product lines. In general, competitive factors include quality, price, style, name recognition and service. In addition, the presence in the marketplace of various fads and the limited availability of shelf space can affect competition. Many of the Company's competitors have greater financial, distribution, marketing and other resources than the Company has and have achieved significant name recognition for their brand names. The Company may not be able to continue to compete successfully in the market for the Company's apparel products and, with respect to the licensing arrangements for CANDIES and BONGO footwear products, the Company's licensees may be unable to successfully compete in the markets for such products.

The Company may not be able to protect the Company's proprietary rights or avoid claims that the Company infringes on the proprietary rights of others.

         The Company own federal trademark registrations for CANDIE'S and BONGO, among others, and believe that the Company's CANDIE'S trademark and the Company's BONGO trademark have significant value and are important to the marketing of the Company's products. To the extent that the CANDIE'S, BONGO or other trademarks owned or used by the Company us are deemed to violate the proprietary rights of others, or in the event that these trademarks would not be upheld if challenged, the Company would, in either such event, be prevented from using the trademarks, which could have an adverse effect on the Company. In addition, the Company may not have the financial resources necessary to enforce or defend trademarks owned or used by the Company.

The Company is dependent upon the Company's key executives and other personnel, whose loss would adversely impact the Company's business.

         The Company's success of is largely dependent upon the efforts of Neil Cole, the Company's President, Chief Executive Officer and Chairman. Although the Company has entered into an employment agreement with Mr. Cole, expiring in January 2005, the loss of his services would have a material adverse effect on the Company's business and prospects. The Company's success is also dependent upon the Company's ability to hire and retain additional qualified sales and marketing personnel in connection with the design, marketing and distribution of the Company's products as well as the Company's ability to hire and retain administrative personnel. The Company may not be able to hire or retain such necessary personnel.

Provisions in the Company's charter and share purchase rights plan may prevent an acquisition of Candie's.

         Certain provisions of the Company's Certificate of Incorporation and the Company's Share Purchase Rights Plan could have the effect, either alone or in combination with each other, of making more difficult, or discouraging an acquisition of the Company's company deemed undesirable by the Company's Board of Directors. The Company's Certificate of Incorporation provides for the issuance of up to 75,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of April 20, 2004 there were approximately 26,000,000 shares of the Company's common stock and no shares of preferred stock outstanding. Additional shares of the Company's common stock and preferred stock are therefore available for future issuance without stockholder approval. The Share Purchase Rights Plan, commonly known as a "poison pill," states that, in the event than an individual or entity acquires 15% of the outstanding shares of the Company's stockholders other than the acquirer may purchase additional shares of the Company's common stock for a fixed price. The existence of authorized but un-issued capital stock, together with the existence of the Share Purchase Rights Plan, could have the effect of discouraging an acquisition of the Company.

The Company is subject to certain litigation and regulatory matters that could harm it.

         The Company currently is a defendant in a breach of contract action commenced against it by one of the Company's former buying agents that also supplied the Company with certain footwear. The Company's financial condition could be harmed if the Company were required to pay the monetary damages sought by the plaintiff.

The market price of the Company's common stock may be volatile.

         The market price of the Company's common stock may be highly volatile. Disclosures of the Company's operating results, announcements of various events by the Company or the Company's competitors and the development and marketing of new products affecting the Company's industry may cause the market price of the Company's common stock to change significantly over short periods of time.

         Future sales of shares of the Company's common stock could affect the market price of the Company's common stock and the Company's ability to raise additional capital. The Company has previously issued a substantial number of shares of common stock, which are eligible for resale under Rule 144 of the Securities Act or under prospectus, and may become freely tradable. The Company has also registered a substantial number of shares of common stock that are issuable upon the exercise of options and warrants. If holders of options or warrants choose to exercise their purchase rights and sell shares of common stock in the public market, or if holders of currently restricted shares choose to sell such shares in the public market under Rule 144 or otherwise, the prevailing market price for the common stock may decline. Future public sales of shares of common stock may adversely affect the market price of the Company's common stock or the Company's future ability to raise capital by offering equity securities.


Item 2.  Properties

         The Company currently occupies approximately 5,000 square feet of office space on each of the 6th and 14th floors at 215 West 40th Street, New York, New York, 10018, pursuant to a lease, that expires on June 30, 2005. The Company's licensing business occupies the 6th floor and Unzipped occupies the 14th floor. Prior to June 1, 2003, the Company had also occupied the 5th floor, which it vacated upon executing the Footwear Licenses. The lease has an annual rental of $125,000 for the 6th floor and an annual rental of $90,000 for the 14th floor. The Company closed its offices in Valhalla, New York in September 2003, and signed a sublease agreement with a third party for its Valhalla office space through the lease end date of July 2005.

         During the fiscal year, the Company also paid rent on its retail store leases. As of January 31, 2004, all retail stores have been closed. See Item 1 - Retail Operations. The aggregate rental payment for these properties during Fiscal 2004 was $2.6 million. The aggregate rental payment for store leases in Fiscal 2003 was $2.2 million.

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

         In January 2002, Redwood Shoe Corporation ("Redwood"), one of the Company's former buying agents of footwear to the Company, filed a complaint in the United States District Court for the Southern District of New York, alleging that the Company breached various contractual obligations to Redwood and seeking to recover damages in excess of $20 million and its litigation costs. The Company filed a motion to dismiss certain counts of the complaint based upon Redwood's failure to state a claim, in response to which Redwood has filed an amended complaint. The Company also moved to dismiss certain parts of the amended complaint. The magistrate assigned to the matter granted, in part, the Company's motion to dismiss, and this ruling is currently pending before the District Court. The Company intends to vigorously defend the lawsuit, and file counterclaims against Redwood after the District Court rules on the pending motion to dismiss At January 31, 2004 and 2003, the payable to Redwood totaled approximately $1.8 million which is subject to any claims, offsets or other deductions the Company may assert against Redwood

         From time to time, the Company is also made a party to certain litigation incurred in the normal course of business. While any litigation has an element of uncertainty, the Company believes that the final outcome of any of these routine matters will not have a material effect on the Company's financial position or future liquidity. Except as set forth herein, the Company knows of no material legal proceedings, pending or threatened, or judgments entered, against any director or officer of the Company in his capacity as such.

Item 4.  Submission of Matters to a Vote of Security Holders
         None.



PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         The Company's Common Stock has traded on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") since January 22, 1990 (under the symbol "CAND"). The following table sets forth, for the indicated periods, the high and low sales prices for the Company's Common Stock as reported by NASDAQ:

                                                          High             Low
Fiscal Year Ended January 31, 2004
         Fourth Quarter.....................            $2.49             $1.69
         Third Quarter  ....................             2.69              1.35
         Second Quarter.....................             2.27              0.89
         First Quarter  ....................             1.28              0.55

Fiscal Year Ended January 31, 2003
         Fourth Quarter.....................            $1.65             $0.88
         Third Quarter  ....................             3.50              0.80
         Second Quarter.....................             5.28              2.74
         First Quarter  ....................             3.58              2.04

         As of April 20, 2004 there were approximately 2,900 holders of record of the Company's Common Stock.

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

         During the fiscal quarter ended January 31, 2004 the Company issued ten-year options to its employees to purchase an aggregate of 15,000 shares of the Company's Common Stock at exercise prices of $1.80 per share. The foregoing options were acquired by the holders in transactions exempt from registration by virtue of either Sections 2(a) (3) or 4(2) of the Securities Act of 1933.

See Item 12 - "Securities Ownership of Certain Beneficial Owners and Management-Equity Compensation Plans" for certain information concerning securities issued under the Company's equity compensation plans.


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

                                                   Year Ended January 31,
                                  2004             2003            2002           2001           2000
                         ----------------------------------------------------------------------------
Operating Data *:
Net revenue                   $131,377         $156,783        $101,402        $95,194        $93,747
Operating (loss)               (8,164)(1)         (961)(1)      (1,545)(1)     (7,174)(1)    (22,862)(1)
Net (loss)                    (11,340)          (3,945)         (2,282)        (8,200)       (25,176)

(Loss) per share:
   Basic                       $(0.45)          $(0.17)         $(0.12)        $(0.43)        $(1.41)
   Diluted                      (0.45)           (0.17)          (0.12)         (0.43)         (1.41)

Weighted average number of common shares outstanding:
      Basic                     25,181           23,681          19,647         19,231         17,798
      Diluted                   25,181           23,681          19,647         19,231         17,798


                                                       At January 31,
                                  2004             2003            2002           2001           2000
                       ------------------------------------------------------------------------------
Balance Sheet Data *:

Current assets                 $25,655          $51,816         $22,730        $23,772        $32,799
Total assets                    74,845          103,437          50,670         50,370         64,058
Long term debt                  25,020           28,505             638          1,153          1,848
Total stockholders' equity      18,868           29,011          23,519         24,745         32,948


* As of May 1, 2002, the operating results of Unzipped, the Company's Bongo jeanswear business, have been consolidated. Thus, operating results in Fiscal 2003 and Fiscal 2004 are not comparable to prior years. Additionally, in May 2003, the Company changed its business model by licensing its Candie's and Bongo footwear. See "Item 1 -Business Transition of Footwear Operations." As a result, its Fiscal 2004 results are not comparable with prior years.

(1) Includes special charges of $4,629 in Fiscal 2004, $3,566 in Fiscal 2003, and $1,791 in Fiscal 2002, $2,674 in Fiscal 2001, and $11,002 in
         Fiscal 2000. See Notes 4 and 8 of the Notes to Consolidated Financial Statements

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

General Introduction

         In May 2003, the Company changed its business model by licensing the CANDIE'S and BONGO trademarks for footwear to Steven Madden and KCP, respectively, effectively eliminating the Company's operations as they related to the production and distribution of women's and girl's footwear. In conjunction with the elimination of its footwear operations, the Company closed all of its retail stores during Fiscal 2004. The Company remains in the business of manufacturing, distributing, selling and marketing jeans wear under the BONGO label through its Unzipped division, as well as the marketing and sale of a variety of men's outdoor boots and casual shoes under private label brands through Bright Star.

         The Company's management agreement with Sweet along with the supply and distribution agreements with Azteca and ADS, respectively, all expire on January 31, 2005. Consistent with the Company's current licensing structure, the Company anticipates that on or before January 31, 2005 it will license the rights to Bongo Jeanswear to a third party licensee.

         As a result of the Company's transitions to a licensing business, the Company's operating results are not comparable to prior years. Further, since there will be no net sales attributable to wholesale and retail footwear activities in Fiscal 2005 and thereafter as a result of the Company's transition to a licensing business the results for Fiscal 2005 and 2006 are also expected to be non-comparable to Fiscal 2004 and prior years.

Critical Accounting Policies:

         During Fiscal 2004, the Company adopted certain new accounting standards issued by the Financial Accounting Standards Board ("FASB"), as described below and summarized in Note 1 of the Notes to Consolidated Financial Statements. The adoption of these new accounting standards did not have a significant impact on the Company's financial position or results of operations in Fiscal 2004.

         Several of the Company's accounting policies involve management judgments and estimates that could be significant. The policies with the greatest potential effect on the Company's consolidated results of operations and financial position include the estimate of reserves to provide for the collectibility of accounts receivable and the recovery value of inventory. For accounts receivable, the Company estimates the net collectibility considering historical, current and anticipated trends of co-op advertising deductions, operational deductions taken by customers, markdowns provided to retail customers to effectively flow goods through the retail channels, and the possibility of non-collection due to the financial position of customers. For inventory, the Company estimates the amount of goods that it will not be able to sell in the normal course of business and writes down the value of these goods to the recovery value expected to be realized through price reductions and close-outs. Of the consolidated group, only Unzipped, the Company wholly-owned Bongo jeans wear subsidiary is subject to inventory risk.

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

         In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which changed the accounting for goodwill from an amortization method to an impairment-only approach. Upon the Company's adoption of SFAS No. 142 on February 1, 2002, the Company ceased amortizing goodwill. As prescribed under SFAS No. 142, the Company had goodwill tested for impairment during Fiscal 2004, and no impairments were necessary.

         Impairment losses are recognized for long-lived assets, including certain intangibles, used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are not sufficient to recover the assets' carrying amount. Impairment losses are measured by comparing the fair value of the assets to their carrying amount.

         Other significant accounting policies are summarized in Note 1 of the Notes to Consolidated Financial Statements.

Summary of Operating Results:

         The Company had a net loss of $11.3 million for Fiscal 2004 as compared to a net loss of $3.9 million in Fiscal 2003. In Fiscal 2004, there were $4.6 million attributable to special charges and $3.1 million of interest expense as compared to $3.6 million of special charges and $3.4 million of interest expense in Fiscal 2003.

         The Company's operating loss was $8.2 million in Fiscal 2004, compared to $961,000 in Fiscal 2003.

         During Fiscal 2004, the Company exited the operating footwear business, closing its wholesale and retail footwear businesses and granting footwear licenses to third party licensees, which significantly impacted its operating results and its comparability to prior periods.

Results of Operations

Fiscal 2004 Compared to Fiscal 2003

          Revenues. During Fiscal 2004, consolidated net sales decreased from Fiscal 2003 by $26.8 million to $124.8 million. Wholesale and retail women's footwear sales decreased by $42.9 million from $81.8 million in Fiscal 2003 to $38.9 million in Fiscal 2004, primarily as a result of the Company's licensing of its footwear operations in May 2003. There will be no net sales for wholesale and retail women's footwear in Fiscal 2005 and thereafter as a result of the Company's transition to a licensing business. Unzipped's net sales increased by $8.8 million from $55.9 million in Fiscal 2003 to $64.7 million in Fiscal 2004. It should be noted, however, that Fiscal 2003 included only nine months of Unzipped's sales which were included in the consolidated results beginning on May 1, 2002, concurrent with the Company acquisition of the remaining 50% interest in Unzipped. For the comparable nine month period, Unzipped net sales decreased in Fiscal 2004 by $8.4 million. Deductions for returns and allowances for Unzipped in Fiscal 2004 were $7.2 million or 10.0% of its gross sales as compared to $3.6 million, or 6.1% of its gross sales during Fiscal 2003. This increase reflects a shift in Unzipped's customer base toward department stores, which require more vendor support in the form of markdowns and advertising contributions. Bright Star men's private label footwear revenues increased $7.1 million or 50.9% to $21.1 million in Fiscal 2004 primarily as a result of a growth in its business with Wal-Mart, which now represents over 90% of Bright Star's sales..

         Licensing income increased $1.5 million to $6.6 million for Fiscal 2004 from $5.1 million in the prior year. Comparable licensing income increased $1.8 million, as Fiscal 2003 licensing income included $414,000 of royalties from Unzipped, which royalty payment ceased with the Company's acquisition of the remaining interest in Unzipped on April 23, 2002. The increase was due primarily to revenue generated by new licenses as the Company transitioned from an operating footwear business to a licensing business. The Company anticipates significant increase in licensing income for Fiscal 2005, its first full year under the licensing model.

         Gross Profit. Consolidated gross profit decreased by $11.7 million to $28.8 million in Fiscal 2004 from $40.5 million in the prior year. Gross profit from wholesale and retail women's footwear decreased by $14.2 million to $8.4 million in Fiscal 2004 from $22.6 million in Fiscal 2003. This decrease was due primarily to the lower sales volume resulting from the Company's transition to a licensing business. In closing its wholesale and retail women's footwear operations, the Company also experienced lower gross profit margins as a percentage of net sales from 27.6 % in Fiscal 2003 to 21.6% in Fiscal 2004, as the Company liquidated its wholesale and retail inventories in the second half of Fiscal 2004. Unzipped's gross profit in Fiscal 2004 was $11.3 million, or
17.4 % of net revenues as compared to $9.7 million, or 17.3% of net revenues in Fiscal 2003. Gross profit from Bright Star men's private label footwear sales increased to $2.1 million in Fiscal 2004 from $1.6 million in the prior year. As a percent of net sales, Bright Star's gross profit decreased from 11.7% in Fiscal 2003 to 9.7% in Fiscal 2004, resulting from its increases in sales to Wal-Mart, which are at comparatively lower margins.

         Operating Expenses. During Fiscal 2004, consolidated selling, general and administrative expenses decreased by $5.6 million to $ 32.3 million from $37.9 million in Fiscal 2003. Selling, general and administrative expenses related to the Company's wholesale and retail women's footwear operations decreased by $8.3 million to $22.2 million in Fiscal 2004 as compared to $30.5 million in Fiscal 2003. The decrease resulted from the Company's closing its wholesale and retail women's footwear operations and transitioning to a licensing business during the second half of Fiscal 2004. The Company anticipates further significant decreases in selling, general and administrative expenses for Fiscal 2005, its first full year under the licensing model. Unzipped's selling, general and administrative expenses increased $2.7 million in Fiscal 2004 to $9.2 million as compared to $6.5 million in Fiscal 2003. It should be noted that Fiscal 2003 included only nine months of Unzipped's selling, general and administrative expenses which were included in the consolidated results beginning on May 1, 2002, concurrent with the Company acquisition of the remaining 50% interest in Unzipped. For the comparable nine month period, Unzipped's selling, general and administrative expense increased in Fiscal 2004 by $264,000. As a percentage of net sales, Unzipped's selling, general and administrative expenses increased to 14.3% in Fiscal 2004 as compared to 11.6% in Fiscal 2003, as non-variable expenses (primarily payroll) increased against a declining net sales base. Selling, general and administrative expenses for Bright Star were $940,000 in Fiscal 2004, virtually flat with the prior year.

         For Fiscal 2004, the Company's special charges included $3.1 million for disposal of certain assets and lease termination costs, $743,000 related to severance pay for certain terminated employees, and $165,000 to terminate its factoring contract, all resulting from the closing of its wholesale women's footwear operations and retail stores. Additionally, there were $583,000 of special legal costs related to prior year legal matters and $82,500 paid to Sweet related to certain contractual obligations resulting from the Unzipped purchase. For Fiscal 2003, the Company's special charges included an impairment loss and lease obligation of $3.1 million resulting from the closing of certain retail stores, $298,000 of special legal costs related to prior year legal matters, and $145,000 related to severance pay for certain terminated employees.

         Operating Income (Loss). As a result of the foregoing, the Company's net operating loss was $8.2 million in Fiscal 2004 as compared to $961,000 for Fiscal 2003.

         Interest Expense. Interest expense decreased by $300,000 in Fiscal 2004 to $3.1 million, compared to $3.4 million in Fiscal 2003. Included in interest expense in Fiscal 2004 was $651,000 from Unzipped's revolving credit facility, as compared to $846,000 in the prior year, a decrease of $195,000. It should be noted that Fiscal 2003 included only nine months of interest expense related to Unzipped, which was included in the consolidated results beginning on May 1, 2002, concurrent with the Company acquisition of the remaining 50% interest in Unzipped. The Unzipped interest expense decrease resulted from lower average outstanding borrowing and, to a lesser extent, from lower average interest rates and as compared to the prior year period. Interest expense under the revolving credit facility for the operating footwear business decreased by $535,000 to $239,000 compared to $774,000 in Fiscal 2003, primarily due to lower average outstanding borrowings as the Company closed its operating wholesale and retail footwear business, and to a significantly lesser extent, to lower average interest rates. Also included in interest expense in Fiscal 2004 was $761,000 from the 8% senior subordinated note in connection with the Unzipped acquisition as compared to $660,000 in Fiscal 2003 (which included only nine months of interest expense as the note was issued in May 2002). See Note 2 of the Notes to Consolidated Financial Statements. Interest expense in Fiscal 2004 associated with the asset backed notes issued by IPH, a subsidiary of the Company was $1.5 million, as compared to $692,000 in Fiscal 2003. Since the asset backed notes were issued in August, 2002, Fiscal 2003 results included approximately 5 1/2 months of interest expense. See Note 5 of the Notes to Consolidated Financial Statements. Included in Fiscal 2003 interest expense was $346,000 from an adjustment of interest payments associated with a $3.5 million master lease and loan agreement with Bank One Leasing Corp. in connection with a litigation settlement. See Note 5 of the Notes to Consolidated Financial Statements.

         Equity (Income) Losses in Joint Venture. During Fiscal 2003, the Company eliminated the remaining $250,000 liability in connection with the acquisition of Unzipped. See Note 2 of the Notes to Consolidated Financial Statements.

         Income Tax Expense (Benefit). In Fiscal 2004, the Company recorded $58,000 of income tax provision, consisting of statutory minimum taxes. In Fiscal 2003, the Company recorded $139,000 of federal income tax benefits resulting from the utilization of net operating losses from prior years, due to changes in the tax laws. At January 31, 2004, the Company has a net deferred tax asset of approximately $3.6 million that management believes will be recoverable from profits anticipated to be generated over the next few years. The valuation allowance of $20.5 million represents amounts that cannot be assured of recoverability. See Note 12 of the Notes to Consolidated Financial Statements.

         Net Loss. As a result of the foregoing, the Company sustained a net loss of $11.3 million in Fiscal 2004, compared to a net loss of $3.9 million for Fiscal 2003.

Fiscal 2003 Compared to Fiscal 2002

         Revenues. During Fiscal 2003, net sales increased from Fiscal 2002 by $55.3 million to $151.6 million. Included in this change was a decrease in footwear net sales from $96.3 million in Fiscal 2002 to $95.8 million in Fiscal 2003 and an increase of $55.8 million resulting from the inclusion of Unzipped's results in the Fiscal 2003 period. Wholesale women's footwear sales increased by $1.5 million, or 1.9%. Of this amount, sales of Candie's branded women's footwear increased by $821,000, or 1.4% from the prior year. Additionally, there was an increase of $211,000 in sales of Bongo branded women's footwear, or 1.7%, reflecting initial results of a refocus on Bongo footwear and a leveraging of the current consumer acceptance of the Bongo brand resulting from Bongo jeanswear sales. Kids' footwear sales increased $1.9 million, or 25.2%, due to a change in distribution channel to include independent retailer in addition to department and specialty stores in the kids' footwear area. There was a decrease in unbranded sales of $1.4 million or 81.7%, reflecting the Company's focus on branded product with a move away from unbranded business. Deductions for returns and allowances for the wholesale women's footwear business increased $1.7 million, or 24.8%. Expressed as a percentage of landed wholesale sales, deductions for returns and allowances increased by 140 basis points to 13.4% from 12.0%, reflecting the weak retail environment in the second half of the year and an increase in promotional activity for the Company's footwear. Deductions for returns and allowances for Unzipped were $3.6 million, or 6.1% of its gross sales during Fiscal 2003. In addition, sales at Candie's retail stores increased by $1.4 million, or 16.6%, as a result of new locations added in Fiscal 2003, partially offset by a decrease in comparable stores sales of 9.3%. Men's private label division revenues decreased $2.1 million or 13.2% primarily as a result of significantly reduced sales to K-Mart, which is retrenching as a result of its bankruptcy filing and associated store closings.

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

Liquidity and Capital Resources

         Working Capital. Working capital (current assets less current liabilities) decreased by $11.2 million to a $5.3 million deficit at January 31, 2004 from $5.9 million at January 31, 2003, resulting primarily from the Company's Fiscal 2004 net loss.

         The Company continues to rely upon revenues generated from operations, especially licensing and men's private label activity, as well as borrowings under Unzipped's revolving loan to finance its operations. Net cash provided from operating activities totaled $11.2 million in Fiscal 2004 as compared to net cash used of $9.9 million in Fiscal 2003. The Company believes that such revenues from operations and borrowings, as well as the additional borrowing obtained under its bond financing subsequent to year end (see "Bond Financing" below) will be sufficient to satisfy its anticipated working capital requirements for the foreseeable future.

         Capital expenditures. Capital expenditures were $248,000 for Fiscal 2004 as compared to $1.7 million for the prior year. Fiscal 2004 capital expenditures included primarily office equipment acquired in the third quarter ended October 31, 2003 when the Company closed its Valhalla office and relocated certain employees to its headquarters in New York City. The Company does not anticipate significant capital expenditures in Fiscal 2005.

         Financing Activities. Financing activities used $10.0 million during Fiscal 2004 as compared to $13.3 million provided during Fiscal 2003. Of the cash used in financing activities, $8.8 million was used to pay-off revolving notes payable to factors under the Credit Facility, and $2.2 million was used to pay the principal of $20 million asset-backed notes secured by intellectual property assets (tradenames, trademarks and license payments) Offsetting this amounts were primarily $1.0 million provided from the proceeds of the exercise of stock options.

         Matters Pertaining to Unzipped. On April 23, 2002, the Company acquired the remaining 50% interest in Unzipped from Sweet for 3 million shares of the Company's common stock and $11 million in debt evidenced by an 8% senior subordinated note due 2012. In connection with the acquisition, the Company has entered into a management agreement with Sweet for a term ending January 31, 2005, which provides for Sweet to manage the operations of Unzipped in return for a management fee, commencing in Fiscal 2004, based upon certain specified percentages of net income that Unzipped achieves during the three-year term. In addition, Sweet guarantees that the net income, as defined, of Unzipped shall be no less than $1.7 million for each year during the term commencing in Fiscal 2004 ("the Guarantee"). In the event that the Guarantee is not met, Sweet is obligated to pay the difference between the actual net income, as defined and the Guarantee ("the Shortfall Payment") See Note 2 of Notes to Consolidated Financial Statements.

         For the year ended January 31, 2004, Unzipped had a net income (as defined, for the purpose of determining if Guarantee has been met) of $74,000, resulting in a Shortfall Payment of $1.6 million. This payment has been recorded in the consolidated income statements as a reduction of Unzipped's cost of sales and on the balance sheet as a reduction of the 8% senior subordinated note due to Sweet, as provided for in the management agreement. After adjusting for the Shortfall Payment, Unzipped's reported GAAP net income for the year ended January 31, 2004 was $1.4 million.

            In connection with the acquisition of Unzipped, the Company agreed to file and have declared effective a registration statement with the SEC for the 3 million shares of the Company's common stock issued to Sweet. The terms of this agreement provided that in the event the registration statement was not declared effective by April 23, 2003, the Company would be required to pay $82,500 to Sweet as a penalty and thereafter be required to pay $82,500 per calendar quarter for each calendar quarter thereafter in which the registration statement is not effective for more than 30 days of such calendar quarter. Since the registration statement was not declared effective until July 29, 2003, the Company was required to pay $82,500 to Sweet as a penalty. The Company recorded $82,500 expense for such penalty in the quarter ended April 30, 2003.

         Current Revolving Credit Facility. On January 23, 2002, the Company entered into a three-year $20 million credit facility ("the Credit Facility") with CIT Commercial Services. Borrowings under the Credit Facility are formula based and originally included a $5 million over advance provision with interest at 1.00% above the prime rate. In June 2002, the Company agreed to amend the Credit Facility to increase the over advance provision to $7 million and include certain retail inventory in the availability formula. Borrowings under the amended Credit Facility bore interest at 1.5% above the prime rate.

         At January 31, 2004, there were no outstanding borrowings under the Credit Facility which was terminated by an agreement dated January 15, 2004.

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

     Borrowings under the Unzipped Credit Facility are secured by substantially all of the assets of Unzipped. In addition, Unzipped has agreed to subordinate its accounts payable to Azteca, ADS and Sweet to GECCS. Unzipped is also required to meet a minimum tangible net worth covenant, as defined. At January 31, 2004, Unzipped's borrowings totaled $12.8 million under the revolving credit agreement and the availability under the formula was $1.2 million.

     Unzipped is in default of certain covenants under the Unzipped Credit Facility, including the tangible net worth covenant. As of May 11, 2004, Unzipped had not obtained a waiver for these defaults and there can be no assurance that it will be able to do so. As a result, the Lender could, in addition to other possible remedies, reduce the advance rates, cease advancing funds, or demand immediate repayment of the outstanding loan amount (which was approximately $10.3 million as of April 30, 2004), any of which could negatively impact the operations and financial condition of Unzipped. While the Company believes that it is unlikely that the Lender would accelerate Unzipped's obligations under the Unzipped Credit Facility, in the event that it did so, Unzipped would not be able to immediately repay the existing loan balance, which could result in the Lender foreclosing on Unzipped's assets, among other remedies.

     In the event that the Lender forecloses on the Unzipped Credit Facility, the Company believes, based on Unzipped's current financial condition, that Unzipped would have more than sufficient assets and net worth to allow the Lender to recoup its entire loan, although there can be no assurance that it will be able to do so. An acceleration of the Unzipped Credit Facility would impact the operating results and financial condition of Unzipped in Fiscal 2005 (including a possible write-off or impairment of assets), which could result in a reduction in the Company's consolidated revenues in Fiscal 2005. Sweet, the Manager of Unzipped, has guaranteed that the net income of Unzipped, as defined in the Management Agreement, in Fiscal 2005 shall be no less than $1.7 million and the Company believes that this guarantee is enforceable even in the event of foreclosure or acceleration of the Unzipped Credit Facility. Additionally, Candie's, Inc., the parent of Unzipped, is not a signatory or a guarantor of the Unzipped Credit Facility and would not be liable for Unzipped's obligations thereunder. The Company also believes that it has sufficient liquidity from revenues generated from its licensing and men's private label activity, which are separate from Unzipped, as well as from the additional borrowing obtained under the IPH bond financing (see "Bond Financing"), to satisfy the Company's anticipated working capital requirements for the foreseeable future. In addition, the Company anticipates that on or before January 31, 2005, it will license the rights to Bongo jeans wear to a third party licensee, which would provide the Company with additional licensing revenues commencing upon signing an agreement. Unzipped currently has a royalty free non-exclusive sublicense for Bongo jeans wear.

         Bond Financing. In August 2002 IPH, an indirect wholly owned subsidiary of the Company, issued in a private placement $20 million of asset-backed notes secured by intellectual property assets (tradenames, trademarks and license payments thereon). The notes have a 7-year term with a fixed interest rate of 7.93% with quarterly principal and interest payments of approximately $859,000. The notes are subject to a liquidity reserve account of $2.9 million, funded by a deposit of a portion of the proceeds of the notes. The net proceeds of $16.2 million were used to reduce amounts due by the Company under its existing revolving credit facilities. Costs incurred to obtain this financing totaled approximately $2.4 million which have been deferred and are being amortized over the life of the debt. At January 31, 2004, the unamortized portion of such costs were $2.0 million.

         Subsequent to January 31, 2004, IPH amended the asset-backed notes whereby it borrowed an additional $3.6 million. The additional borrowing matures in August, 2009 with a floating interest rate of LIBOR + 9%, with quarterly principal and interest payments and $500,000 of interest prepaid at closing. The net proceeds of $2.8 million will be used for general working capital purposes. Costs incurred to obtain this financing totaling approximately $258,000 will be deferred and amortized over the life of the debt.

         The Company's cash requirements fluctuate from time to time due to, among other factors, seasonal requirements, including the timing of receipt of merchandise. The Company believes that it will be able to satisfy its ongoing cash requirements for the foreseeable future, primarily with cash flow from operations, and borrowings under the Unzipped Credit Facility. However, if the Company's plans change or its assumptions prove to be incorrect, it could be required to obtain additional capital that may not be available to it on acceptable terms, or at all.

         The following is a summary of contractual cash obligations for the periods indicated that existed as of January 31, 2004, and is based on information appearing in the Notes to Consolidated Financial Statements (amounts in thousands):

Contractual Obligations            Total           2005      2006 -2007      2008-2009     After 2009
                         ----------------------------------------------------------------------------

Notes payable                    $12,775        $12,775          $    -         $    -        $    -
Long-term debt                    27,374          2,354           4,892          5,542         14,586
Operating leases                     710            493             217              -             -
                         ----------------------------------------------------------------------------
Total Contractual Cash
    Obligations                  $40,859        $15,622          $5,109         $5,542        $14,586
                         ============================================================================


Seasonality

         The Company's quarterly results may fluctuate quarter to quarter as a result of its licensees' businesses as well as a result of holidays, weather, the timing of product shipments, market acceptance of Company products, the mix, pricing and presentation of the products offered and sold, the hiring and training of personnel, the timing of inventory write downs, fluctuations in the cost of materials, the mix between wholesale and licensing businesses, and the incurrence of operating costs beyond the Company's control as may be caused general economic conditions, and other unpredictable factors such as the action of competitors. Accordingly, the results of operations in any quarter will not necessarily be indicative of the results that may be achieved for a full fiscal year or any future quarter.

         In addition, the timing of the receipt of future revenues could be impacted by the recent trend among retailers in the Company's industry to order goods closer to a particular selling season than they have historically done so. The Company continues to seek to expand and diversify its product lines under license to help reduce the dependence on any particular product line and lessen the impact of the seasonal nature of its business. The success of the Company, however, will still largely remain dependent on its and its licensees ability to contract with and retain key licensees, to predict accurately upcoming fashion trends among its customer base, to build and maintain brand awareness and to fulfill the product requirements of the retail channel within the shortened timeframe required. Unanticipated changes in consumer fashion preferences, slowdowns in the United States economy, changes in the prices of supplies, consolidation of retail establishments, among other factors noted herein, could adversely affect the Company's future operating results. The Company's products are marketed primarily for Fall and Spring seasons, with slightly higher volumes of products sold during the second fiscal quarter.

Effects of Inflation

         The Company does not believe that the relatively moderate rates of inflation experienced over the past few years in the United States, where it primarily competes, have had a significant effect on revenues or profitability.

Net Operating Loss Carry Forwards

         At January 31, 2004, the Company had available net operating losses of approximately $52.5 million for income tax purposes, which expire in the years 2006 through 2024. Because of "ownership changes" (as defined in Section 382 of the Internal Revenue Code) occurring in previous fiscal years, the utilization of approximately $4.6 million of the net operating losses is limited to $602,000 per year and expires in the years 2006 through 2007. The remaining $47.9 million is not subject to such limitation and expires 2009 through 2024. Included in the NOL is $3.2 million as of January 31, 2004 from the exercises of stock options, the benefit of the utilization of this NOL will go into additional paid in capital. See Note 12 of the Notes to Consolidated Financial Statements.

New Accounting Standards

         In January 2003, the Financial Accounting Standards Board ("FASB"), issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, ("FIN No. 46")" which requires all variable interest entities ("VIEs") to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the VIE. In addition, the interpretation expands disclosure requirements for both variable interest entities that are consolidated, as well as VIEs from which the entity is the holder of a significant amount of the beneficial interests, but not the majority. The disclosure requirements of this interpretation are effective for all financial statements issued after January 31, 2003. The consolidation requirements of this interpretation are effective for all periods beginning after June 15, 2003. The Company does not have any VIEs, therefore the adoption of this interpretation did not have a material effect on its results of operations or financial condition.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to existing financial instruments effective June 29, 2003. The adoption of this statement did not have a material effect on the Company's results of operations or financial condition.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

         The Company limits exposure to foreign currency fluctuations in most of its purchase commitments through provisions that require vendor payments in United States dollars. The Company's earnings may also be affected by changes in short-term interest rates as a result of borrowings under the Unzipped Credit Facility. A change in interest rates of two percentage points or less would not materially effect the Company's Fiscal 2004 and Fiscal 2003 net losses.

Item 8. Financial Statements and Supplementary Data

          The financial statements and supplementary data required to be submitted in response to this Item 8 are set forth in Part IV, Item 15 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure Not applicable.

ITEM 9A. Controls and Procedures

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective in reaching a reasonable level of assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms.

The principal executive officer and principal financial officer also conducted an evaluation of internal control over financial reporting ("Internal Control") to determine whether any changes in Internal Control occurred during the quarter ended January 31, 2004 that have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, there has been no such change during the quarter ended January 31, 2004.





PART III

Item 10. Directors and Executive Officers of the Registrant

         A list of the directors and executive officers of the Company and their respective ages and positions are as follows:

Name                                         Age      Position
----                                         ---      -----------------
Neil Cole                                    47       Chairman of the Board, President and Chief Executive Officer
Deborah Sorell Stehr                         41       Senior Vice President, Secretary and General Counsel
Richard Danderline                           50       Executive Vice President - Finance and Operations
Barry Emanuel                                62       Director
Steven Mendelow                              61       Director
Ann Iverson                                  60       Director
Robert D'Loren                               46       Director
Michael Caruso                               55       Director
Michael Groveman                             43       Director
Drew Cohen                                   35       Director


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

         Ann Iverson has been a director of the Company since March 2001. Since 1998, she has been the President and Chief Executive Officer of International Link, Inc., a consulting company providing value to corporations in making strategic decisions. From June 1995 until forming International Link, Ms. Iverson worked as the Group Chief Executive of Laura Ashley in the United Kingdom. Prior to that she was the President and Chief Executive Officer of KayBee Toy Stores and CEO of Mothercare UK, Ltd based in England. In addition to being a member of the Company's board, Ms. Iverson sits on the board of directors of Owens Corning, Inc., a leader in the building materials systems and composites systems industry, and serves as a member of its Audit Committee. Ms. Iverson is also Chairman of the Board at Brooks Sports, Inc., an athletic footwear company and sits on the Board of Thunderbird, the Garvin School of International Management. Ms. Iverson, who brings to the Board over 40 years of experience in the fashion and retail industry, has been the recipient of numerous industry awards, including the Ellis Island Medal of Honor and Retailer of the Year in the United Kingdom.

         Robert D'Loren has over twenty years of experience in finance-related businesses. Since 2001, he has served as President and CEO of UCC Capital Corporation. UCC is an industry leader in fixed income investing in companies with core assets in intellectual property. Prior to forming UCC Capital Corporation Mr. D'Loren served from 1998 to 2001 as COO of CAK Universal Credit Corporation, a company that was in a similar business to UCC Capital Corporation. From 1985 to 1998, Mr. D'Loren was President and CEO of D'Loren Organization, which was involved in asset management, principal transactions in corporate acquisitions and real estate, and in the restructuring and sale of non-performing and performing loan assets on behalf of clients that included Citibank, Bank of America, the Resolution Trust, Freddie Mac, the Department of Housing ad Urban Development, and the FDIC, with a transaction volume in excess of $3 billion. Before forming his own company in 1985, Mr. D'Loren served as an asset manager for Fosterlane Management, after serving as a manager with the international consulting firm of Deloitte & Touche, where he served a diversified client base. Mr. D'Loren has served as a director or board advisor to Business Loan Express, Bike Athletic Company and Bill Blass, Ltd. He is a Certified Public Accountant and holds a Master's Degree from Columbia University and a Bachelor of Science Degree from New York University.

         Michael Caruso brings to Candie's over 30 years of experience in branded apparel manufacturing, sales, marketing and licensing. He co-founded Michael Caruso & Company in 1978 and created the BONGO brand name in 1982. He headed Michael Caruso & Company, which sold BONGO branded jeans and apparel, from its inception until 1998, when the company was sold to Candie's, Inc. Mr. Caruso currently serves as a member of the Board of Directors for St. Johns Medical Center, Charture Institute and the Jackson Hole Land Trust, and manages a diversified portfolio of family investments. Mr. Caruso is a 1970 graduate of the University of Texas.

         Michael Groveman has served since 1990 as the Chief Executive Officer of Bill Blass Ltd., a leader in sophisticated fashion, with over 40 licenses for products ranging from accessories and eyewear to furniture. Mr. Groveman is responsible for creating and executing the strategic direction and vision for the company. Prior to joining Bill Blass, he was a manager in the accounting firm of Ferro, Berdon and Company in New York. Mr. Groveman has a B.A. in accounting from Long Island University C.W. Post.

         Drew Cohen is the Managing Director, Business & Legal Affairs for Music Theatre International (MTI), which represents the dramatic performing rights of classic properties such as "West Side Story," and "Fiddler on the Roof," and licenses over 50,000 performances a year around the world. Before joining MTI in 2002, Mr. Cohen was the Director of Investments for a high-net-worth family, and prior to that, General Manager for GlassNote Records, an independent record company. Mr. Cohen holds a B.S. degree from Tufts University, a J.D. from Fordham Law School, and an M.B.A. from Harvard Business School.

         All directors hold office until the next annual meeting of stockholders or until their successors are elected and qualified. All officers serve at the discretion of the Board of Directors.

         In connection with the acquisition by the Company of the remaining 50% interest in Unzipped from Sweet in April 2002, the Company agreed that, until the later of (a) the expiration or termination of Sweet's management agreement for the management of Unzipped, (b) the payment by the Company in full of the 8% senior subordinated note in the principal amount of $11 million, or (c) the date on which Sweet or its permitted transferees cease to own all of the 3 million shares of the Company's Common Stock issued to Sweet in connection with the acquisition, the Company will recommend and include Hubert Guez on the slate of nominees for members of the Board of Directors in connection with the annual meeting of stockholders for election of directors. The agreement further provides that during such period Sweet has the right to designate a replacement nominee for director in the event that the Company objects to the continuance of Mr. Guez as a director. Mr. Guez was a member of the Company's Board of Directors until he resigned in March 2004.

Compensation Committee Interlocks and Insider Participation

     The Board has a Compensation Committee, consisting of Mr. D'Loren, Mr. Caruso and Mr. Mendelow. Prior to forming the Compensation Committee, decisions as to executive compensation were made by the Company's Board of Directors, primarily upon the recommendation of Mr. Cole. During Fiscal 2003, Mr. Cole, the Company's Chief Executive Officer, in his capacity as a director, also engaged in the deliberations of the Compensation Committee regarding the determination of executive officer compensation. During Fiscal 2003, none of the executive officers of the Company served on the board of directors or the compensation committee of any other entity, any of whose officers serves on the Company's Board of Directors or Compensation Committee. The Board has a Nominating/Governance Committee consisting of Ms. Iverson, Mr. D'Loren, and Mr. Caruso.

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

         Based solely on the Company's review of the copies of such forms received by it, the Company believes that during Fiscal 2004, there was compliance with the filing requirements applicable to its officers, directors and 10% stockholders of the Common Stock, except for Neil Cole, who filed a late Form 4 with respect to four purchases of Common Stock made on one day in September 2003 and late Form 4s were filed in September 2003 with respect to certain stock options granted to Barry Emanuel, Ann Iverson and Steven Mendelow.

Audit Committee

         The Company has an audit committee of the Board of Directors ("Audit Committee") consisting of Ms. Iverson and Messrs. Emanuel and Mendelow. Each member of the Audit Committee is an "independent director" under the Marketplace Rules of the National Association of Securities Dealers, Inc ("NASD") applicable to companies whose securities are listed on NASDAQ and the Company's Board has determined that Mr. Mendelow is the Audit Committee's financial expert under applicable SEC rules and NASD Marketplace Rules.

Code of Business Conduct

         The Company has adopted a Code of Business Conduct that applies to its employees, including its senior management, including its chief executive officer, chief financial officer, controller and persons performing similar functions. Copies of the Code of Business Conduct are available without charge upon written request directed to Corporate Secretary, Candie's, Inc., 215 West 40th Street, New York, New, York 10018.

Item 11.          Executive Compensation

         The following table sets forth all compensation paid or accrued by the Company for Fiscal 2004, 2003 and 2002, to or for the Chief Executive Officer and for the other persons that served as executive officers of the Company during Fiscal 2004 whose salaries for Fiscal 2004 exceeded
$100,000(collectively, the "Named Persons"):

                                                          Summary Compensation Table
                         ---------------------------------------------------------------------------------
                                                                               Long-Term
                                                                             Compensation
                                  Annual Compensation                           Awards
                          -------------------------------------               -----------
                                                                     Other    Securities
                          Fiscal     Salary            Bonus (1)  Annual Com- Underlying       All Other
                           Year                                    Pensation    Options      Compensations
----------------------------------------------------------------------------------------------------------
Neil Cole                  2004    $ 483,333          $      -         $  -           -     $   62,700(2)
Chairman, President &      2003      487,500                 -            -     615,000         31,503(2)
Chief Executive Officer    2002      500,000                              -     350,000                 -

Deborah Sorell Stehr       2004      227,440                 -            -      60,000                 -
Senior Vice President &    2003      215,625                 -            -           -                 -
General Counsel            2002      180,000            25,000            -      40,000                 -

Richard Danderline         2004      217,500                 -            -           -                 -
Executive Vice President - 2003      219,375            50,000            -           -                 -
Finance & Operations       2002      214,968            50,000            -           -                 -

(1)  Represents  bonuses  accrued under  employment  agreements.
(2) Represents Company paid premiums on a life insurance for the benefit of the beneficiaries of Mr. Cole.

Option Grants in Fiscal 2004 Year

         The following table provides information with respect to individual stock options granted during Fiscal 2004 to each of the Named Persons who received options during Fiscal 2004:

                         Number of
                        Securities        % of Total                                    Potential Realizable Value
                        Underlying      Options Granted     Exercise                      at Assumed Annual Rates
                          Options         to Employees        Price        Expiration   of Stock Price Appreciation
Name                   Granted(#)(1)     in Fiscal Year     ($/share)         Date          for Option Term (2)
----                   -------------    ---------------    ----------     -----------   ---------------------------
                                                                                               5%($)         10%($)
                                                                                        ------------   ------------
Neil Cole                       -                 -            -                  -            -                -
Deborah Sorell Stehr       60,000              6.5%        $1.85          9/25/2013       69,807          176,905
Richard Danderline              -                 -            -                  -            -                -


(1)  Ms. Stehr's 60,000 options vested immediately at the date of grant.

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

         The following table sets forth information as of January 31, 2004, with respect to exercised and unexercised stock options held by the Named Persons. No options were exercised by any other Named Persons during Fiscal 2004.


         Aggregated Options Exercises in Last Fiscal Year and Fiscal Year-End Option Values

                                                        Number of Securities            Value of Unexercised
                       Shares Acquired                 Underlying Unexercised           In-The-Money Options
                             on           Value     Options at January 31, 2004(#)    at January 31, 2004($) (1)
                                                    ------------------------------   ---------------------------
Name                    Exercise (#)   Realized ($)  Exercisable  Unexercisable      Exercisable   Unexercisable
                        ------------   ------------ ------------- ----------------   -----------   -------------
Neil Cole                          -             -    2,895,875         400,000       1,028,886              -
Deborah Sorell Stehr               -             -      250,000               -         199,825              -
Richard Danderline                 -             -      110,000          50,000         119,105         51,440

(1) An option is "in-the-money" if the year-end closing market price per share of the Company's Common Stock exceeds the exercise price of such options. The closing market price on January 31, 2004 was $2.31.

Employment Contracts and Termination and Change-in-Control Arrangements

         The Company has entered into an employment agreement with Neil Cole to serve as President and Chief Executive Officer for a term expiring on January 31, 2005, at an annual base salary of $500,000. In November 2002 Mr. Cole agreed to a reduction in his annual base salary to $450,000 which reduction is still effect as of the date of this report. Under the employment agreement, if the Company meets at least 66 2/3% of its net income target (as determined by the Board) for a fiscal year, the Company will pay to Mr. Cole a bonus in an amount equal to his base salary multiplied by a fraction, the numerator of which is the actual net income for such fiscal year and the denominator of which is the target net income for such fiscal year. Mr. Cole is also entitled to customary benefits, including participation in management incentive and benefit plans, reimbursement for automobile expenses, reasonable travel and entertainment expenses and a life insurance policy to benefit Mr. Cole's designated beneficiaries in the amount of $3,000,000, $4,000,000, and $5,000,000, respectively, for each year in the term. The employment agreement provides that Mr. Cole will receive an amount equal to three times his annual compensation, plus accelerated vesting or payment of deferred compensation, options, stock appreciation rights or any other benefits payable to Mr. Cole in the event that within twelve months of a "Change in Control", as defined in the agreement, Mr. Cole is terminated by the Company without "Cause" or if Mr. Cole terminates his agreement for "Good Reason", as such terms are defined in his employment agreement. If the Company is sold, Mr. Cole will receive a payment equal to 5% of the sale price in the event that sale price is at least $5 per share or equivalent with respect to an asset sale. In connection with his employment agreement, Mr. Cole was granted under one of the Company's stock option plans, options to purchase 600,000 shares of Common Stock at $2.75 per share, which options vest over a three year period.

         The Company has entered into an employment agreement with Deborah Sorell Stehr that was effective on February 1, 2004 and expires on January 31, 2006 and provides for her to receive a base salary of $240,000 for the first year and $245,000 for the last year of the agreement. Ms. Sorell Stehr is also eligible for a bonus pursuant to the Company's executive bonus program and to customary benefits, including participation in management incentive and benefit plans, reimbursement for automobile expenses, reasonable travel and entertainment expenses and a life insurance policy. The agreement provides that Ms. Sorell Stehr will receive an amount equal to $100 less than three times her annual compensation, plus accelerated vesting or payment of deferred compensation, options, stock appreciation rights or any other benefits payable to Ms. Sorell Stehr in the event that within twelve months of a "Change in Control", Ms. Sorell Stehr is terminated by the Company without "Cause" or Ms. Sorell Stehr terminates her agreement for "Good Reason", as such terms are defined in her employment agreement.

         The Company has entered into a two year employment agreement with Richard Danderline, which expires on June 26, 2004. Under the agreement, Mr. Danderline has an annual base salary of $225,000. Mr. Danderline is entitled to receive a bonus under the Company's executive bonus plan. In connection with his employment in 2000, Mr. Danderline received a grant of 150,000 options, vesting over a period of five years. Mr. Danderline is also entitled to customary benefits, including participation in management incentive and benefit plans, reimbursement for automobile expenses, reasonable travel and entertainment expenses and a life insurance policy. In the event of a "change in control", defined as the cessation of Neil Cole being the Chairman of the Board, or a sale or merger of the Company with a non-affiliate, Mr. Danderline `s options vest immediately.

Compensation of Directors

         During Fiscal 2004, Messrs. Emanuel and Mendelow and Ms. Iverson (each an "Outside Director") each received a grant of Common Stock from the Company under the Company's Non-Employee Director Stock Incentive Plan having a value of $20,000 in compensation for attending board meetings.

         Each Outside Director also received $1,000 for each Committee meeting that he or she attended. In addition the chair of each of the Company's Audit, Compensation and Governance Committees received a fee of $5,000 per year. None of Mssrs. D'Loren, Caruso, Groveman or Cohen were members of the Company's Board in Fiscal 2004.

         Under the Company's 2002 Stock Option Plan (the "2002 Plan"), 2001 Stock Option Plan (the "2001 Plan"), 2000 Stock Option Plan (the "2000 Plan") and 1997 Stock Option Plan (the "1997 Plan"), non-employee directors are eligible to be granted non-qualified stock options.

         The Company's Board of Directors, or the Stock Option Committee of the 2002 Plan, 2001 Plan, 2000 Plan or the 1997 Plan, if one is appointed, has discretion to determine the number of shares subject to each non-qualified option (subject to the number of shares available for grant under the 2002 Plan, 2001 Plan ,2000 Plan or the 1997 Plan, as applicable), the exercise price thereof (provided such price is not less than the par value of the underlying shares of the Company's Common Stock under the 2000 Plan or not less than the fair value of Common Stock under the 1997 Plan, 2001 Plan and 2002 Plan), the term thereof (but not in excess of 10 years from the date of grant, subject to earlier termination in certain circumstances), and the manner in which the option becomes exercisable (amounts, intervals and other conditions). During Fiscal 2004, Mr. Emanuel and Ms. Iverson received a grant of 250,000 and 150,000 shares of options, respectively, with an exercise price of $1.72 per share under 2000 Plan. Mr. Mendelow received a grant of 150,000 shares of options with an exercise price of $1.72 per share under 1997 Plan.


Item 12.          Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information as of April 20, 2004, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of the Company's Common Stock by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock; (ii) each of the Named Persons; (iii) each of the Company's directors; and (iv) all executive officers and directors as a group:

                                             Amount and
                                              Nature of            Percentage of
Name and Address of                          Beneficial             Beneficial
Beneficial Owner (1)                        Ownership (2)            Ownership
--------------------                    -----------------            ---------

Neil Cole                               4,005,000( 3 )                 13.7%

Claudio Trust dated February 2, 1990    2,381,737( 4 )                  9.1%
PO Box 11360
Jackson, Wyoming 83002

Michael Caruso                          2,385,985( 5 )                  9.1%

Barry Emanuel                             327,753( 6 )                  1.2%

Steven Mendelow                           273,753( 7 )                  1.0%

Deborah Sorell Stehr                      250,000( 8 )                     *

Richard Danderline                        110,000( 9 )                     *

Ann Iverson                               262,753( 10)                  1.0%

Robert D'Loren                              4,248( 11)                     *

Michael Groveman                           20,000( 12)                     *

Drew Cohen                                 20,000( 13)                     *

Sweet Sportswear, LLC                   3,151,757( 14)                 12.1%
    Hubert Guez
    5804 E. Slauson Ave
    Commerce, CA 90040

All executive officers and directors
 as a group (ten persons)               7,659,492(3)(5)(6)(7)          25.3%
                                        (8)(9)(10)(11)(12)(13)

         *        Less than 1%

(1) Unless otherwise indicated, each beneficial owner has an address c/o the Company at 215 West 40th Street, New York, New York 10018.

(2) A person is deemed to have beneficial ownership of securities that can be acquired by such person within 60 days of April 20, 2004, upon exercise of warrants or options. Consequently, each beneficial owner's percentage ownership is determined by assuming that warrants or options held by such person (but not those held by any other person) and which are exercisable within 60 days from April 20, 2004, have been exercised. Unless otherwise noted, the Company believes that all persons referred to in the table have sole voting and investment power with respect to all shares of Common Stock reflected as beneficially owned by them.

(3) Includes 3,095,875 shares of Common Stock issuable upon exercise of options, 326,200 shares of Common Stock owned by Mr. Neil Cole, and 20,000 shares of Common Stock owned by Mr. Cole's children. Also includes 462,925 shares of Common Stock owned by Mr. Cole's former wife over which Mr. Cole has certain voting rights but no rights to dispose of or pecuniary interest. Does not include 200,000 shares of Common Stock underlying non-exercisable options and 15,194 shares held in Mr. Cole's account under the Company's 401(k) savings plan for which Mr. Cole has no current voting or dispositive powers. Does not give effect to voting rights that may be held by Mr. Cole pursuant to the proxy described in greater detail in footnote (14) below.

(4) Represents shares held by Claudio Trust dated February 2, 1990, of which Mr. Caruso is the trustee.

(5) Represents shares held by Claudio Trust dated February 2, 1990, of which Mr. Caruso is the trustee and includes 4,248 shares of Common Stock owned by Michael Caruso.

(6) Includes 285,000 shares of Common Stock issuable upon exercise of options and 42,753 shares of Common Stock owned by Mr. Emanuel.

(7) Includes 170,250 shares of Common Stock issuable upon exercise of options, 42,753 shares of Common Stock owned by Mr, Mendelow, and 66,750 shares of Common Stock owned by C&P Associates, of which Mr. Mendelow and his wife are affiliated.

(8) Represents shares of Common Stock issuable upon exercise of options. Does not include 9,985 shares held in Ms. Sorell Stehr's account under the Company's 401(k) savings plan for which Ms. Sorell Stehr has no current voting or dispositive powers.

(9) Represents shares of Common Stock issuable upon exercise of options. Does not include 1,889 shares held in Mr. Danderline's account under the Company's 401(k) savings plan for which Mr. Danderline has no current voting or dispositive powers.

(10) Includes 230,000 shares of Common Stock issuable upon exercise of options and 32,753 shares of Common Stock owned by Mrs. Iverson.

(11) Represents shares of Common Stock owned by Robert D'Loren.

(12) Represents  shares of Common Stock issuable upon exercise of options.

(13) Represents shares of Common Stock issuable upon exercise of options.

(14) Represents 3 million shares of Common Stock held by Sweet Sportswear, LLC, and 151,757 shares of Common Stock owned by Mr. Guez. Mr. Guez, an appointed member of the Company's Board of Directors, is a managing member of Sweet Sportswear, LLC. Sweet has granted an irrevocable proxy with respect to all 3 million shares in favor of Messrs. Cole, Guez and/or such other members of the Company's Board designated from time to time by a majority of the Board, to vote at any meeting of the Company's stockholders or provide consent in lieu of a meeting, as the case may be, but only in favor of a matter approved by the Board or otherwise at the direction of the Board. The proxy expires on April 23, 2012 provided, however, that the proxy will expire earlier with respect to any shares up to an aggregate of 2 million shares subject to the proxy, to the extent such shares are transferred by Sweet after April 23, 2003 to persons other than (i) an officer or member of Sweet, (ii) any affiliate of Sweet or its officer or member or (iii) any family member of such persons (collectively referred to as "Restricted Transferee"). Moreover, the proxy will expire with respect to any of the other 1 million shares subject to the proxy, to the extent that such shares are transferred by Sweet after April 23, 2004 to a transferee that is not a Restricted Transferee.

Equity Compensation Plans

      The following table provides certain information with respect to all of the Company's equity compensation plans in effect as of January 31, 2004.

                                                                                             Number of securities remaining
                                  Number of securities to be               Weighted-average   available for issuance under
                                   issued upon exercise of                exercise price of     equity compensation plans
                                 outstanding options, warrants           outstanding options, (excluding securities reflected
                                          and rights                      warrants and rights        in column (a))
                                 ------------------------------          -------------------- -------------------------------
Plan Category                                 (a)                                 (b)                      (c)
-----------------------------------------------------------------------------------------------------------------------------
Equity compensation plans
Approved by security holders:              3,849,505                             $2.58                  2,586,976

Equity compensation plans not
Approved by security holders (1):        1,797,000(1)                            $2.24                 569,500(2)
----------------------------------------------------------------------------------------------------------------------------
Total                                      5,646,505                             $2.29                  3,698,376
============================================================================================================================

(1) Represents the aggregate number of shares of common stock issuable upon exercise of individual arrangements with option and warrant holders, including 1,175,500 issued under the terms of the Company's 2001 Stock Option Plan. These options and warrants are up to three years in duration, expire at various dates between January 14, 2005 and December 22, 2013, contain anti-dilution provisions providing for adjustments of the exercise price under certain circumstances and have termination provisions similar to options granted under stockholder approved plans. See Notes 1 and 6 of Notes to Consolidated Financial Statements for a description of the Company's Stock Option Plans.

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

         During Fiscal 2002, Neil Cole, Chairman of the Board, President and CEO of Candie's, Inc. founded the Candie's Foundation ("the Foundation"), a charitable foundation whose purpose is to raise national awareness concerning to the problems of teenage pregnancy. During Fiscal 2002, the Company advanced $1,058,000 to the Foundation on which interest was charged at a rate per annum that was equal to the prime rate, and at January 31, 2002 the Company had a balance of $699,000 due from the Foundation. The Company had originally recorded $350,000 reserve against its receivable in Fiscal 2002. During Fiscal 2003, the Foundation paid the Company $470,000, and the Company reversed the reserve of $350,000 recorded in Fiscal 2002. The Foundation paid the Company $56,000 in Fiscal 2004. At January 31, 2004, the Company had a balance of $174,000 due from the Foundation. The Company believes that the amount due will be recovered in full although the Foundation's operating history in fund raising activities is limited.

         The Company has a license for Bongo branded bags and small leather/PVC goods with Innovo Group, Inc. ("Innovo"), a company in which Hubert Guez, a principal of Sweet, Manager of Unzipped, is a principal shareholder. Under this license, which expires March 31, 2007, the Company recorded $126,000, $214,000 and $58,000 in royalty income for the years ended January 31, 2004, 2003 and 2002, respectively, and royalties receivable from Innovo were $6,000, $179,000 and $49,000 at January 31, 2004, 2003 and 2002, respectively.

         Unzipped has a supply agreement with Azteca for the development, manufacturing, and supply of certain products bearing the BONGO trademark for the exclusive use by Unzipped. Hubert Guez is the Chief Executive Officer and President of Azteca. As consideration for the development of the products, Unzipped pays Azteca pursuant to a separate pricing schedule. For the year ended January 31, 2004, Unzipped purchased $50.9 million of products from Azteca. Azteca also allocates expenses to Unzipped for Unzipped's use of a portion of Azteca's office space, design and production team and support personnel.

         On April 23, 2002, the Company acquired the remaining 50% interest in Unzipped from Sweet for 3 million shares of the Company's common stock and $11 million in debt evidenced by an 8% senior subordinated note due 2012. In connection with the acquisition of Unzipped, the Company agreed to file and have declared effective a registration statement with the SEC for the 3 million shares of the Company's common stock issued to Sweet. The terms of this agreement provided that in the event the registration statement was not declared effective by April 23, 2003, the Company would be required to pay $82,500 to Sweet as a penalty and thereafter be required to pay $82,500 per calendar quarter for each calendar quarter thereafter in which the registration statement is not effective for more than 30 days of such calendar quarter. Since the registration statement was not declared effective until July 29, 2003, the Company was required to pay $82,500 to Sweet as a penalty. The Company recorded $82,500 expense for such penalty in the quarter ended April 30, 2003.

         In connection with the acquisition, the Company has entered into a management agreement with Sweet for a term ending January 31, 2005, which provides for Sweet to manage the operations of Unzipped in return for a management fee, commencing in Fiscal 2004, based upon certain specified percentages of net income that Unzipped achieves during the term of the agreement. In addition, Sweet guarantees that the net income, as defined, of Unzipped shall be no less than $1.7 million for each year during the term commencing in Fiscal 2004 ("the Guarantee"). In the event that the Guarantee is not met, Sweet is obligated to pay the difference between the actual net income, as defined and the Guarantee ("the Shortfall Payment"). See Note 2 of Notes to Consolidated Financial Statements

         For the year ended January 31, 2004, Unzipped had a net income(as defined, for the purpose of determining if the Guarantee has been met) of $74,000, resulting in a Shortfall Payment of $1.6 million. This payment has been recorded in the consolidated income statements as a reduction of Unzipped's cost of sales (since the majority of Unzipped's operations are with entities under common ownership with Sweet, including all of the purchases of inventory) and on the balance sheet as a reduction of the 8% senior subordinated note due to Sweet, because of a legal right of offset provided for in the management agreement. After adjusting for the Shortfall Payment, Unzipped's reported GAAP net income for the year ended January 31, 2004 was $1.4 million. Sweet, as manager of Unzipped, is disputing the Company's January 31, 2004 Shortfall Payment computation, which could result, among other things, in litigation among the parties in the future.

     Unzipped is in default of certain covenants under the Unzipped Credit Facility, including the tangible net worth covenant. As of May 11, 2004, Unzipped had not obtained a waiver for these defaults and there can be no assurance that it will be able to do so. As a result, the Lender could, in addition to other possible remedies, reduce the advance rates, cease advancing funds, or demand immediate repayment of the outstanding loan amount (which was approximately $10.3 million as of April 30, 2004), any of which could negatively impact the operations and financial condition of Unzipped. While the Company believes that it is unlikely that the Lender would accelerate Unzipped's obligations under the Unzipped Credit Facility, in the event that it did so, Unzipped would not be able to immediately repay the existing loan balance, which could result in the Lender foreclosing on Unzipped's assets, among other remedies.

     In the event that the Lender forecloses on the Unzipped Credit Facility, the Company believes, based on Unzipped's current financial condition, that Unzipped would have more than sufficient assets and net worth to allow the Lender to recoup its entire loan, although there can be no assurance that it will be able to do so. An acceleration of the Unzipped Credit Facility would impact the operating results and financial condition of Unzipped in Fiscal 2005 (including a possible write-off or impairment of assets), which could result in a reduction in the Company's consolidated revenues in Fiscal 2005. Sweet, the Manager of Unzipped, has guaranteed that the net income of Unzipped, as defined in the Management Agreement, in Fiscal 2005 shall be no less than $1.7 million and the Company believes that this guarantee is enforceable even in the event of foreclosure or acceleration of the Unzipped Credit Facility. Additionally, Candie's, Inc., the parent of Unzipped, is not a signatory or a guarantor of the Unzipped Credit Facility and would not be liable for Unzipped's obligations thereunder. The Company anticipates that on or before January 31, 2005, it will license the rights to Bongo jeans wear to a third party licensee, which would provide the Company with additional licensing revenues commencing upon signing an agreement. Unzipped currently has a royalty free non-exclusive sublicense for Bongo jeans wear.

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

The related party transactions are summarized as follows:

                                                                                          Fiscal Year
(`000 omitted)                                                                         Ended January 31,
                                                                                    -----------------------
                                                                                     2004             2003
                                                                                     ----             ----

Products purchased from Azteca                                                     $50,907          $49,939

Allocated office space, design, and production team                                    452              474
and support personnel expense from Azteca

Shortfall payment per Management Agreement                                           1,626                -

Expenses of distribution services per distribution                                   3,262            2,593
Agreement with ADS


         At January 31, 2004, the total amounts (included in accounts payable and accrued expenses) due to Azteca and ADS were $2.2 million and $179,000 respectively.

         See Notes 2 and 9 of Notes to Consolidated Financial Statements.


Item 14. Principal Accounting Fees and Services

Audit Fees. The aggregate fees billed by BDO Seidman, LLP for professional services rendered for the audit of the Company's annual financial statements for the years ended January 31, 2004 and 2003 and the review of the financial statements included in the Company's Forms 10-Q for Fiscal 2004 and Fiscal 2003 totaled $318,500 and $344,500, respectively.

Audit-Related Fees. There were $13,000 and $121,000 aggregate fees billed by BDO Seidman, LLP for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements for the years ended January 31, 2004 and 2003, respectively, and that are not disclosed in the paragraph captions "Audit Fees" above. The majority of the audit-related fees in Fiscal 2004 were related to the audit of the financial statements of IP Holdings and Candie's Foundation. In Fiscal 2003, the majority of these fees were related to Unzipped acquisition and SEC investigation (see "Item 3 - Legal Proceedings").

Tax Fees. The aggregate fees billed by BDO Seidman, LLP for professional services rendered for tax compliance, for the years ended January 31, 2004 and 2003, were $69,500 and $98,000, respectively. The aggregate fees billed by BDO Seidman, LLP for professional services rendered for tax advice and tax planning, for the years ended January 31, 2004 and 2003, were $17,100 and $195,200, respectively.

All Other Fees. There were no fees billed by BDO Seidman, LLP for products and services, other than the services described in the paragraphs captions "Audit Fees", "Audit-Related Fees", and "Tax Fees" above for the years ended January 31, 2004 and 2003.

The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit services provided by BDO Seidman, LLP in Fiscal 2004. Consistent with the Audit Committee's responsibility for engaging the Company's independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee. The full Audit Committee approves proposed services and fee estimates for these services. The Audit Committee chairperson or their designee has been designated by the Audit Committee to approve any services arising during the year that were not pre-approved by the Audit Committee. Services approved by the Audit Committee chairperson are communicated to the full Audit Committee at its next regular meeting and the Audit Committee reviews services and fees for the fiscal year at each such meeting. Pursuant to these procedures, the Audit Committee approved all the foregoing audit services and permissible non-audit services provided by BDO Seidman, LLP.


PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a) Financial Statements and Financial Statement Schedule.
                  See accompanying Financial Statements and Financial Statement Schedule filed herewith submitted as separate section of this report - See F-1.

         (b) Reports on Form 8-K
                  During the quarter ended January 31, 2004 the Company furnished a Current Report on Form 8-K under Item 12 to report its results of operations for the three and nine months ended October 31, 2003.

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


Dated: May 13, 2004

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature and Name                  Capacity in Which Signed                            Date

/s/ Neil Cole                       Chairman of the Board, President and                May 13, 2004
-------------
Neil Cole                           Chief Executive Officer

/s/Richard Danderline               Executive Vice President - Finance and Operations   May 13, 2004
---------------------
Richard Danderline                  (Principal Financial and Accounting Officer)

/s/ Barry Emanuel                   Director                                            May 13, 2004
------------------
Barry Emanuel

/s/ Steven Mendelow                 Director                                            May 13, 2004
-------------------
Steven Mendelow

/s/ Ann Iverson                     Director                                            May 13, 2004
---------------
Ann Iverson

/s/Robert D'Loren                   Director                                            May 13, 2004
------------------
Robert D'Loren

/s/Michael Caruso                   Director                                            May 13, 2004
-----------------
Michael Caruso

/s/Michael Groveman                 Director                                            May 13, 2004
-------------------
Michael Groveman

/s/Drew Cohen                       Director                                            May 13, 2004
-------------
Drew Cohen

Index to Exhibits

Exhibit

Numbers  Description

3.1      Certificate of Incorporation, as amended through October 1994 (1) (3)

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

10.5     Option Agreement of Neil Cole dated November 29, 1999 (17) (*)

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

10.13    2000 Stock Option Plan of the Company (12) (*)

10.14 Rights Agreement dated January 26, 2000 between the Company and Continental Stock Transfer and Trust Company (8)

10.15    Non-Employee Director Stock Incentive Plan (14)

10.16 Employment Agreement between Neil Cole and the Company dated February 1, 2002 (13)*

10.17 Employment Agreement between Deborah Sorell Stehr and the Company dated February 1, 2004 (13)*

10.18 Factoring Agreement between the CIT Group/Commercial Services, Inc. and the Company (13)

10.19 Factoring Agreement between the CIT Group/Commercial Services, Inc. and Bright Star Footwear, Inc. (13)

10.20    2001 Stock Option Plan of the Company (13)*

10.21    2002 Stock Option Plan of the Company (15)*

10.22 Equity Acquisition Agreement between Michael Caruso & Co., Inc., Candie's, Inc. and Sweet Sportswear, LLC dated as of April 23, 2002. (16)

10.23 8% Senior Subordinated Note due 2012 of Candie's, Inc. payable to Sweet Sportswear, LLC. (16)

10.24 Collateral Pledge Agreement dated October 18, 2002 between Candie's, Inc., Michael Caruso & Co., and Sweet Sportswear LLC. (16)

10.25 Factoring Agreement between Unzipped Apparel LLC and GE Capital Commercial Services Inc. (17)

10.26 Factoring Agreement-Inventory Supplement (with advances) between Unzipped Apparel LLC and GE Capital Commercial Services Inc. (17)

10.27 Factoring Agreement-Guaranty/Letter of Credit Supplement between Unzipped Apparel LLC and GE Capital Commercial Services Inc. (17)

21       Subsidiaries of the Company. (18)

23       Consent of BDO Seidman, LLP. (18)

31.1 Certification of Chief Executive Officer Pursuant To Rule 13a-14 Or 15d-14 Of The Securities Exchange Act Of 1934, As Adopted Pursuant To
         Section 302 Of The Sarbanes-Oxley Act Of 2002. (18)

31.2 Certification of Chief Financial Officer Pursuant To Rule 13a-14 Or 15d-14 Of The Securities Exchange Act Of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002. (18)

32.1     Certification  of Chief  Executive  Officer  Pursuant To 18 U.S.C.
         Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 (18)

32.2     Certification  of Chief  Financial  Officer  Pursuant To 18 U.S.C.
         Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 (18)



---------------
(1) Filed as an exhibit to the Registrant's Registration Statement on Form S-18 (File 33-32277-NY) and incorporated by reference herein.
(2) Filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended January 31, 1995, and incorporated by reference herein.
(3) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (File 33-53878) and incorporated by reference herein.
(4) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 1997, and incorporated by reference herein.
(5) Filed as an exhibit to the Company's Current Report on Form 8-K dated September 24, 1998 and incorporated by reference herein.
(6) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 1998 and incorporated by reference herein.
(7) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended January 31, 1999 and incorporated by reference herein.
 (8) Filed as an exhibit to the Company's Current Report on Form 8-K dated January 26, 2000 and incorporated by reference herein.
(9) Filed as an exhibit to the Company's Annual Report as Form 10-K for the year ended January 31, 2000, and incorporated by reference herein.
(10) Filed as an exhibit to the Company's Quarterly Report as Form 10-Q for the quarter ended May 1, 2000 and incorporated by reference herein.
(11) Filed as an exhibit to the Company's Quarterly Report as Form 10-Q for the quarter ended July 31, 2000 and incorporated by reference herein.
(12) Filed as Exhibit A to the Company's definitive Proxy Statement dated July 18, 2000 as filed on Schedule 14A and incorporated by reference herein.
(13) Filed as an exhibit to the Company's Annual report on Form 10-K for the year ended January 31, 2004 and incorporated by reference herein.
(14) Filed as Appendix B to the Company's definitive Proxy Statement dated July 3, 2001 as filed on Schedule 14A and incorporated by reference herein.
(15) Filed as Appendix A to the Company's definitive proxy statement dated May 28, 2002 as filed on Schedule 14A and incorporated by reference herein.
(16) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 2002 and incorporated herein by reference.

(17) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 2003 and incorporated herein by reference.
(18)     Filed herewith.

* Denotes management compensation plan or arrangement.

                           Annual Report on Form 10-K

                      Item 8, 15(a)(1) and (2), (c) and (d)

          List of Financial Statements and Financial Statement Schedule

                           Year Ended January 31, 2004

                         Candie's, Inc. and Subsidiaries

                         Candie's, Inc. and Subsidiaries

                                    Form 10-K

   Index to Consolidated Financial Statements and Financial Statement Schedule






The following consolidated financial statements of Candie's Inc. and subsidiaries are included in Item 15:


Report of Independent Certified Public Accountants...........................................         F-3

Consolidated Balance Sheets - January 31, 2004, and 2003.....................................         F-4

Consolidated Statements of Operations for the Years ended
    January 31, 2004, 2003, and 2002.........................................................         F-5

Consolidated Statements of Stockholders' Equity
    for the Years ended January 31, 2004, 2003, and 2002.....................................         F-6

Consolidated Statements of Cash Flows for the Years ended
    January 31, 2004, 2003, and 2002.........................................................         F-7

Notes to Consolidated Financial Statements...................................................         F-8




The following consolidated financial statement schedule of Candie's, Inc. and subsidiaries is included in Item
15(d):


Report of Independent Certified Public Accountants on Financial Statement
    Schedule for the Years Ended January 31, 2004, 2003, and 2002............................         S-1

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

               Report of Independent Certified Public Accountants


The Stockholders and Directors of
Candie's, Inc.

We have audited the accompanying consolidated balance sheets of Candie's, Inc. and subsidiaries as of January 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended January 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Candie's, Inc. and subsidiaries at January 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, effective February 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."


/s/: BDO Seidman, LLP
BDO Seidman, LLP




New York, New York
April 23, 2004, except for Note 2, which is as of April 30, 2004.

                         Candie's, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                        (in thousands, except par value)


                                                                                          January 31,
                                                                                ---------------------------
                                                                                   2004              2003
                                                                                ---------         ---------
Assets
Current Assets:
        Cash......................................................               $  2,794        $    1,899
        Accounts receivable, net of allowances of
             $370 in 2003.........................................                  3,388             8,456
        Due from factor, net of allowances of
             $1,271 in 2004 and $2,612 in 2003....................                  8,953            17,966
        Due from affiliates.......................................                    174               230
        Inventories, net..........................................                  7,439            19,016
        Deferred income taxes.....................................                  1,549             3,109
        Prepaid advertising and other.............................                  1,358             1,140
                                                                                ---------         ---------
Total Current Assets..............................................                 25,655            51,816
                                                                                ---------         ---------
Property and equipment, at cost:
        Furniture, fixtures and equipment.........................                  2,670             9,157
        Less: Accumulated depreciation and amortization...........                  2,118             6,514
                                                                                ---------         ---------
                                                                                      552             2,643

Other Assets:
        Restricted cash...........................................                  2,900             2,900
        Goodwill..................................................                 25,241            25,241
        Other intangibles, net....................................                 16,317            17,818
        Deferred financing costs, net.............................                  2,042             2,326
        Deferred income taxes.....................................                  2,073               513
        Other.....................................................                     65               180
                                                                                ---------         ---------
                                                                                   48,638            48,978
                                                                                ---------         ---------
Total Assets......................................................               $ 74,845          $103,437
                                                                                =========         =========
Liabilities and Stockholders' Equity
Current liabilities:
    Revolving notes payable - banks...............................                $12,775           $21,577
    Accounts payable and accrued expenses.........................                 13,486            15,493
    Due to affiliates.............................................                  2,342             6,203
    Current portion of long-term debt............................                   2,354             2,648
                                                                                ---------         ---------
Total current liabilities.........................................                 30,957            45,921
                                                                                ---------         ---------

Long-term debt ($9,374 and $11,000 to related party
    in 2004 and 2003, respectively)...............................                 25,020            28,505

Stockholders' Equity:
    Common stock, $.001 par value - shares authorized 75,000;
             shares issued 25,915 in 2004 and 24,992 in 2004......                     26                25
    Additional paid-in capital....................................                 71,008            69,812
    Retained earnings (deficit)...................................                (51,499)         (40,159)
    Less:    Treasury stock - at cost - 198 shares in 2004
                     and 2003.....................................                  (667)             (667)
                                                                                ---------         ---------
     Total stockholders' equity...................................                 18,868            29,011
                                                                                ---------         ---------
Total Liabilities and Stockholders' Equity........................               $ 74,845          $103,437
                                                                                =========         =========

See accompanying notes to consolidated financial statements.

                         Candie's, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                 (in thousands, except earnings per share data)


                                                                                          Year ended January 31,
                                                                                          ----------------------
                                                                                      2004              2003           2002
                                                                          -------------------------------------------------

Net sales                                                                        $ 124,803         $ 151,643       $ 96,327
Licensing income                                                                     6,574             5,140          5,075
                                                                          -------------------------------------------------
Net revenue                                                                        131,377           156,783        101,402
Cost of goods sold                                                                 102,604           116,306         70,468
                                                                          -------------------------------------------------
Gross profit                                                                        28,773            40,477         30,934

Selling, general and administrative expenses                                        32,308            37,872         30,688
Special charges                                                                      4,629             3,566          1,791
                                                                          -------------------------------------------------

Operating loss                                                                     (8,164)             (961)        (1,545)

Other expenses:
        Interest expense                                                             3,118             3,373          1,175
        Equity (income) in joint venture                                                 -             (250)          (500)
                                                                          -------------------------------------------------
                                                                                     3,118             3,123            675
                                                                          -------------------------------------------------

Loss before income taxes                                                          (11,282)           (4,084)        (2,220)

Provision (benefit) for income taxes                                                    58             (139)             62
                                                                          -------------------------------------------------

Net loss                                                                       $  (11,340)        $  (3,945)     $  (2,282)
                                                                          =================================================

Loss per share:
                              Basic                                              $  (0.45)         $  (0.17)     $   (0.12)
                                                                          =================================================

                              Diluted                                            $  (0.45)         $  (0.17)     $   (0.12)
                                                                          =================================================


Weighted average number of common shares outstanding:
                              Basic                                                 25,181            23,681         19,647
                                                                          =================================================

                              Diluted                                               25,181            23,681         19,647
                                                                          =================================================




See accompanying notes to consolidated financial statements.

                         Candie's, Inc. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                                 (in thousands)

                                                                  Preferred
                                                                  & Common   Additional    Retained
                                                 Common Stock    Stock to be  Paid - In    Earnings    Treasury
                                              Shares      Amount   Issued      Capital     (Deficit)     Stock       Total
---------------------------------------------------------------------------------------------------------------------------
Balance at February 1, 2001                   19,341          19      6,000     59,239     (33,932)     (6,581)      24,745
Issuance of common stock to benefit plan         122           -          -        133            -           -         133
Exercise of stock options                        536           1          -        867            -           -         868
Issuance of common stock to directors             14           -          -         40            -           -          40
Issuance of common stock to shareholders in
    connection with class action litigation      387           -    (4,000)    (2,402)            -       6,402           -
Options granted to non-employees                   -           -          -        144            -           -         144
Reversal of indirect guarantee of the value
    of stock option grants                         -           -          -        167            -           -         167
Purchase of treasury shares                        -           -          -          -            -       (296)       (296)
Net loss                                           -           -          -          -      (2,282)           -     (2,282)
                                          ---------------------------------------------------------------------------------
Balance at January 31, 2002                   20,400          20      2,000     58,188     (36,214)       (475)      23,519
Issuance of common stock to benefit plan          35           -          -         54            -           -          54
Exercise of stock options                        849           1          -      1,150            -           -       1,151
Issuance of common stock to directors             34           -          -         90            -           -          90
Acquisition of Unzipped Apparel, LLC           3,000           3          -      8,247            -           -       8,250
Issuance of common stock to shareholders in
    connection with class action litigation      674           1    (2,000)      1,999            -           -           -
Options granted to non-employees                   -           -          -         84            -           -          84
Purchase of treasury shares                        -           -          -          -            -       (192)       (192)
Net loss                                           -           -          -          -      (3,945)           -     (3,945)
                                          ---------------------------------------------------------------------------------
Balance at January 31, 2003                   24,992          25         -      69,812     (40,159)       (667)      29,011
Issuance of common stock to benefit plan          20           -          -         22            -           -          22
Exercise of stock options                        851           1          -      1,022            -           -       1,023
Re-grant of stock options                          -           -          -         93            -           -          93
Issuance of common stock to directors             52           -          -         59            -           -          59
Net loss                                           -           -          -          -     (11,340)           -    (11,340)
                                          ---------------------------------------------------------------------------------
Balance at January 31, 2004                   25,915   $      26   $      -  $  71,008  $  (51,499) $     (667)  $   18,868
                                          =================================================================================


See accompanying notes to consolidated financial statements.

                         Candie's, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                            Year ended January 31,
                                                                                      2004              2003           2002
---------------------------------------------------------------------------------------------------------------------------
Cash flows (used in) provided by operating activities:
Net loss                                                                        $ (11,340)       $   (3,945)     $  (2,282)
Items in net income not affecting cash:
      Depreciation of property and equipment                                           863             1,629          1,414
      Amortization of intangibles                                                    1,873             1,686          1,768
      Gain on sale of retail store                                                       -                 -          (188)
      Bad debt expense                                                                 792                 -              -
      Issuance of common stock to non-employee directors                                59                90           40
      Stock option compensation non - employees                                          -                84            144
      Reserve on affiliate receivable                                                    -                 -            350
      Equity (income) loss in Joint Venture                                              -             (250)          (500)
      Litigation settlement                                                              -                 -            857
      Write-off of property and equipment                                                -                 -             47
      Write-off of impaired assets                                                   1,567             2,761              -
      Guarantee shortfall                                                          (1,626)                 -              -
Changes in operating assets and liabilities, net of business acquisition:
      Accounts receivable                                                            4,332           (2,854)        (1,870)
      Factored accounts receivables and payable to factor, net                       9,013           (5,038)             63
      Inventories                                                                   11,577           (5,163)            818
      Prepaid advertising and other                                                  (246)             (327)            487
      Refundable and prepaid taxes                                                      29              (35)            219
      Other assets                                                                     115               212          (154)
      Accounts payable and accrued expenses                                        (5,845)             1,283          (973)
---------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                                 11,163           (9,867)            240
---------------------------------------------------------------------------------------------------------------------------

Cash flows used in investing activities:
      Purchases of property and equipment                                            (248)           (1,729)        (2,554)
      Proceeds from sale of retail store                                                 -                 -            500
      Purchase of trademarks                                                             -             (450)          (160)
---------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                (248)           (2,179)        (2,214)
---------------------------------------------------------------------------------------------------------------------------

Cash flows (used in) provided by financing activities:
      Revolving notes payable - bank                                               (8,802)           (1,301)          3,468
      Proceeds from long -term debt                                                      -            20,000              -
      Proceeds from exercise of stock options and warrants                           1,023             1,151            868
      Payment of long-term debt                                                    (2,153)           (1,710)        (1,055)
      Purchase of treasury stock                                                         -             (192)          (296)
      Restricted cash                                                                    -           (2,900)            -
      Deferred financing costs                                                        (88)           (1,739)          (741)
---------------------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities                               (10,020)            13,309          2,244
---------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                   895             1,263            270
      Cash and cash equivalents, beginning of year                                   1,899               636            366
---------------------------------------------------------------------------------------------------------------------------
      Cash and cash equivalents, end of year                                     $   2,794         $   1,899       $    636
===========================================================================================================================

Supplemental disclosure of cash flow information: Cash paid during the year:
    Interest                                                                     $   2,412         $   2,400       $  2,400
                                                                          =================================================
    Income tax benefits                                                          $       -         $   (139)       $  (161)
                                                                          =================================================
Supplemental disclosures of non-cash investing and financing activities:
    Issuance of common stock to benefit plan                                     $      22         $      54       $    133
                                                                          =================================================
    Reversal of indirect guarantees of the value of stock option grants          $       -         $       -       $    167
    Non-cash acquisition of Unzipped (stock and debt)                            $       -         $  19,250       $      -
                                                                          =================================================

          See accompanying notes to consolidated financial statements.

                         Candie's, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
       Information as of and for the Years Ended January 31, 2004 and 2003
                (dollars are in thousands, except per share data)

The Company

Candie's, Inc. (the "Company"), which was incorporated in Delaware in 1978, is in the business of licensing and marketing the CANDIE'S(R) and BONGO(R) names with respect to a variety of young women's footwear, apparel and fashion products and is a leading designer, distributor and marketer of jeans wear under the BONGO brand through its wholly-owned subsidiary, Unzipped Apparel, LLC ("Unzipped"), which is managed by Sweet Sportswear, LLC ("Sweet"). The Company also arranges through its wholly-owned subsidiary Bright Star Footwear, Inc. ("Bright Star") for the manufacture of footwear products for mass market and discount retailers under the private label brand of the retailer or other trademarks owned or licensed by the Company.

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

In May 2003, the Company changed its business model by licensing the CANDIE'S and BONGO trademarks for footwear to Steven Madden, Ltd ("Steven Madden") and Kenneth Cole Productions, Inc. ("KCP"), respectively, effectively eliminating the Company's operations as they related to the production and distribution of women's and girl's footwear. In conjunction with the elimination of its footwear operations, the Company closed all of its retail stores during Fiscal 2004. The Company remains in the business of manufacturing, distributing, selling and marketing jeans wear under the BONGO label through its Unzipped division, as well as the marketing and sale of a variety of men's outdoor boots and casual shoes under private label brands through Bright Star.

The Company's current business strategy is to maximize the value of its brands by entering into strategic licenses with partners who have been selected because of ability to maximize the market presence of quality CANDIE'S and BONGO branded in the categories of their specific expertise. This licensing strategy is designed to permit the Company to operate its primary business with minimal working capital, virtually no capital expenditures, no production, distribution or sales costs, and a small group of core employees.

In addition to the CANDIE'S and BONGO footwear businesses and the BONGO jeans wear business, the Company markets and distributes a variety of men's workboots, hiking boots, winter boots, and outdoor casual shoes designed and marketed under private labels through Bright Star, the Company's wholly-owned subsidiary.

The Company's management agreement with Sweet along with the supply and distribution agreements with Azteca and ADS, respectively, expires on January 31, 2005. Consistent with the Company's current licensing structure, the Company anticipates that on or before January 31, 2005 it will license the rights to Bongo Jeanswear to a third party licensee.

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

   Concentration of Credit Risk

Concentration of credit risk is limited due to the large number of customers to which the Company sells its products and the use of a factor to assign invoices for sales to its customers. For fiscal years ended January 31, 2004 and 2002 ("Fiscal 2002"), one customer accounted for 16.8% and 12.4%, respectively, of the Company's total net sales. No customers exceeded 10% in Fiscal 2003.

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

   Impairment of Long-Lived Assets

When circumstances mandate, the Company evaluates the recoverability of its long-lived assets, other than goodwill, by comparing estimated future undiscounted cash flows with the assets' carrying value to determine whether a write-down to market value, based on discounted cash flow, is necessary. During Fiscal 2004 and Fiscal 2003, the Company wrote off computer software and leasehold improvements in connection with the closing of retail stores of $1.6 and $2.8 million, respectively. See Note 4.

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

Under SFAS No. 142, beginning on February 1, 2002, amortization of goodwill ceased and the Company annually tests goodwill for impairment.

The changes in the carrying amount of goodwill for the year ended January 31, 2003, by segment and in total, are as follows:

                                    Footwear         Apparel        Consolidated

Balance at February 1, 2002         $  1,868        $       -          $   1,868
Acquisition of Unzipped (Note 2)           -           23,373             23,373
                                   ---------        ---------          ---------
Balance at January 31, 2003         $  1,868         $ 23,373          $  25,241
                                   =========        =========          =========

Goodwill was initially tested in the first quarter of Fiscal 2003 for impairment upon adoption of SFAS No. 142 and is further tested for impairment during the third fiscal quarter of each year. There have been no impairments to the carrying amount of goodwill.

The following table presents a comparison of reported net loss and loss per share for each of the years in the three-year period ended January 31, 2004 to the respective adjusted amounts that would have been reported had SFAS No. 142 been in effect during all periods presented.


Year ended January 31,                                2004               2003            2002
                                            --------------    ---------------   -------------
(in thousands)

Reported net loss                               $ (11,340)          $ (3,945)       $ (2,282)
Add back goodwill amortization                           -                  -             142
                                            --------------    ---------------   -------------
Adjusted net loss                               $ (11,340)          $ (3,945)       $ (2,140)
                                            ==============    ===============   =============

Basic and diluted loss per share
Reported net loss                               $   (0.45)          $  (0.17)      $   (0.12)
Goodwill amortization                                    -                  -            0.01
                                            --------------    ---------------   -------------
Adjusted net loss                               $   (0.45)          $  (0.17)        $ (0.11)
                                            ==============    ===============   =============

   Revenue Recognition

Revenue is recognized upon shipment with related risk and title passing to the customers. Allowances for chargebacks, returns and other charges are recorded at the sales date based on customer specific projections as well as historical rates of such allowances. Retail revenues were recognized at the "point of sale," which occurred when merchandise was sold "over the counter" in retail stores.

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

   Shipping Expenses

Shipping expenses for the years ended January 31, 2004, 2003, and 2002 amounted to $324, $326, and $300, respectively, and are included in selling, general and administrative expenses.

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

   Stock-Based Compensation

In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (an amendment of SFAS No. 123), which amended SFAS No. 123, "Accounting for Stock-Based Compensation." The Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations including Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB No. 25. Accordingly, the Company recognizes no compensation expense for employee stock options granted when the exercise price of the option is the same as the market value of the Company's Common Stock at the time of grant. As prescribed under SFAS No. 123, "Accounting for Stock Based Compensation," the Company has disclosed the pro-forma effects on net income and earnings per share of recording compensation expense for the fair value of the options granted.

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


                                                                               January 31,
                                                                ---------------------------------------
                                                                     2004           2003         2002
                                                                -------------------------------------
Net loss - as reported                                           ($11,340)      ($3,945)       ($2,282)
Add: Stock-based employee compensation
          included in reported net income, net of tax                    -             -              -
Deduct: Stock-based employee compensation
          determined under the fair value based
          method, net of tax                                       (1,480)       (1,077)        (2,088)
                                                                ---------------------------------------
     Pro forma net loss                                          ($12,820)      ($5,022)       ($4,370)
                                                                =======================================


Basic and diluted loss per share:
     As reported                                                   ($0.45)       ($0.17)        ($0.12)
                                                                =======================================

     Pro forma                                                     ($0.50)       ($0.21)        ($0.22)
                                                                =======================================


   Fair Value of Financial Instruments

The Company's financial instruments approximate fair value at January 31, 2004 and 2003.

   Loss Per Share

Basic loss per share includes no dilution and is computed by dividing loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options and warrants.

   Computer Software and Web-site Costs

Internal and external direct and incremental costs incurred in obtaining and developing computer software for internal use and web-site costs are capitalized in property and equipment and amortized, under the straight-line method, over the estimated useful life of the software, three years. The net amounts capitalized for these costs at January 31, 2004 and 2003 were $291 and $931, respectively.

   Advertising Campaign Costs

The Company records national advertising campaign costs as an expense concurrent with the first showing of the related advertising and other advertising costs when incurred. Advertising expenses for the years ended January 31, 2004, 2003, and 2002 amounted to $1,984, $3,005, and $3,414, respectively.

   Store Opening Costs

Store opening costs were expensed in the periods they were incurred.

   New Accounting Standards

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, ("FIN No. 46")" which requires all variable interest entities ("VIEs") to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the VIE. In addition, the interpretation expands disclosure requirements for both variable interest entities that are consolidated, as well as VIEs from which the entity is the holder of a significant amount of the beneficial interests, but not the majority. The disclosure requirements of this interpretation are effective for all financial statements issued after January 31, 2003. The consolidation requirements of this interpretation are effective for all periods beginning after June 15, 2003. The Company does not have any VIEs, therefore the adoption of this interpretation did not have a material effect on its results of operations or financial condition.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to existing financial instruments effective June 29, 2003. The adoption of this statement did not have a material effect on the Company's results of operations or financial condition.

   Presentation of Prior Year Data

Certain reclassifications have been made to conform prior year data with the current presentation


2. Unzipped Apparel, LLC

   Equity Investment:

On October 7, 1998, the Company formed Unzipped with joint venture partner Sweet, the purpose of which was to market and distribute apparel under the BONGO label. The Company and Sweet each had a 50% interest in Unzipped. The Company was entitled to receive an advertising royalty from Unzipped equal to 3% of Unzipped's net sales. Included in licensing income is $414 and $1,254 for Fiscal 2003 and 2002, respectively. At January 31, 2002 and 2001, the Company believed that Unzipped was in breach of certain provisions of the agreements among the parties, and notified Unzipped that the Company did not intend to contribute any additional capital or otherwise support the joint venture. Accordingly, as of January 31, 2001, the Company recorded $750 as its maximum liability to Unzipped, consisting primarily of a guarantee of bank debt, and suspended booking its share of Unzipped losses beyond its liability. During the fourth quarter of Fiscal 2002, the Company reduced its liability by $500 with the termination of the guarantee of the bank debt. During the quarter ended April 30, 2002, the Company reduced the remaining $250 in connection with the acquisition of Unzipped.

   Acquisition:

On April 23, 2002, the Company acquired the remaining 50% interest in Unzipped from Sweet for 3 million shares of the Company's common stock and $11 million in debt evidenced by an 8% senior subordinated note due 2012. In connection with the acquisition of Unzipped, the Company agreed to file and have declared effective a registration statement with the SEC for the 3 million shares of the Company's common stock issued to Sweet. The terms of this agreement provided that in the event the registration statement was not declared effective by April 23, 2003, the Company would be required to pay $83 to Sweet as a penalty and thereafter be required to pay $83 per calendar quarter for each calendar quarter thereafter in which the registration statement is not effective for more than 30 days of such calendar quarter. Since the registration statement was filed on May 30, 2003 but was not declared effective until July 29, 2003, the Company was required to pay $83 to Sweet as a penalty. The Company recorded $83 expense for such penalty in the quarter ended April 30, 2003.

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

                                                  Fiscal year ended January 31,
                                                      2003             2002
                                        ----------------------------------------
Total net revenues                                $169,476         $140,301
Operating income                                    ($895)             $541
Net loss                                          ($4,600)         ($1,737)
Basic and diluted loss per common share            ($0.19)          ($0.08)

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

On February 25, 2003 Unzipped entered into a two-year $25 million credit facility ("the Unzipped Credit Facility") with GE Capital Commercial Services, Inc. ("GECCS" or "Lender") replacing its credit facility with Congress Borrowings are limited by advance rates against eligible accounts receivable and inventory balances, as defined. Under the facility, Unzipped may also arrange for letters of credit in an amount up to $5 million. The borrowings bear interest at a rate of 2.25% per annum in excess of the 30 day Commercial Paper rate or 3%, whichever is greater.

Borrowings under the facility are secured by substantially all of the assets of Unzipped. In addition, Unzipped has agreed to subordinate its accounts payable to Azteca, ADS and Sweet to GECCS. Unzipped is also required to meet a minimum tangible net worth covenant, as defined. At January 31, 2004, Unzipped's borrowings totaled $12.8 million under the revolving credit agreement and the availability under the formula was $1.2 million.

Unzipped is in default of certain covenants under the Unzipped Credit Facility, including the tangible net worth covenant. Unzipped has not obtained a waiver for these defaults and there can be no assurance that it will be able to do so. As a result, the Lender could, in addition to other possible remedies, reduce the advance rates, cease advancing funds, or demand immediate repayment of the outstanding loan amount (which was approximately $10.3 million as of April 30, 2004), any of which could negatively impact the operations and financial condition of Unzipped. While the Company believes that it is unlikely that the Lender would accelerate Unzipped's obligations under the Unzipped Credit Facility, in the event that it did so, Unzipped would not be able to immediately repay the existing loan balance, which could result in the Lender foreclosing on Unzipped's assets, among other remedies.

In the event that the Lender forecloses on the Unzipped Credit Facility, the Company believes, based on Unzipped's current financial condition, that Unzipped would have more than sufficient assets and net worth to allow the Lender to recoup its entire loan, although there can be no assurance that it will be able to do so. An acceleration of the Unzipped Credit Facility would impact the operating results and financial condition of Unzipped in Fiscal 2005 (including a possible write-off or impairment of assets), which could result in a reduction in the Company's consolidated revenues in Fiscal 2005. Sweet, the Manager of Unzipped, has guaranteed that the net income of Unzipped, as defined in the Management Agreement, in Fiscal 2005 shall be no less than $1.7 million and the Company believes that this guarantee is enforceable even in the event of foreclosure or acceleration of the Unzipped Credit Facility. Additionally, Candie's, Inc., the parent of Unzipped, is not a signatory or a guarantor of the Unzipped Credit Facility and would not be liable for Unzipped's obligations thereunder. The Company anticipates that on or before January 31, 2005, it will license the rights to Bongo jeans wear to a third party licensee, which would provide the Company with additional licensing revenues commencing upon signing an agreement. Unzipped currently has a royalty free non-exclusive sublicense for Bongo jeans wear.

   Related Party Transactions:

In connection with the acquisition of the remaining interest of Unzipped, the Company has entered into a management agreement with Sweet for a term ending January 31, 2005, which provides for Sweet to manage the operations of Unzipped in return for a management fee, commencing in Fiscal 2004, based upon certain specified percentages of net income that Unzipped achieves during the term of the agreement. In addition, Sweet guarantees that the net income, as defined, of Unzipped shall be no less than $1.7 million for each year during the term commencing in Fiscal 2004 ("the Guarantee"). In the event that the Guarantee is not met, Sweet is obligated to pay the difference between the actual net income, as defined and the Guarantee ("the Shortfall Payment").

For the year ended January 31, 2004, Unzipped had a net income (as defined, for the purpose of determining if Guarantee has been met) of $74, resulting in a Shortfall Payment of $1.6 million. This payment has been recorded in the consolidated income statements as a reduction of Unzipped's cost of sales (since the majority of Unzipped's operations are with entities under common ownership with Sweet, including all of the purchases of inventory) and on the balance sheet as a reduction of the 8% senior subordinated note due to Sweet, because of a legal right of offset provided for in the management agreement. After adjusting for the Shortfall Payment, Unzipped's reported GAAP net income for the year ended January 31, 2004 was $1.4 million. Sweet, as manager of Unzipped, is disputing the Company's January 31, 2004 shortfall payment computation, which could result in litigation in the future.

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

The related party transactions are summarized as follows:

                                                                       Fiscal Year ended
                                                                           January 31,
                                                                     2004          2003
                                                              -----------------------------------
Products purchased from Azteca                                          $  50,907      $ 49,939
Allocated office space, design and production team and support
    personnel expense from Azteca                                             452           474
Management fee                                                                  -             -
Shortfall payment per Management Agreement                                  1,626             -
Interest expense paid on Azteca subordinated debt                               -           172
Expenses of distribution services per distribution agreement with ADS       3,262         2,593

At January 31, 2004, the total amounts (included in accounts payable and accrued expenses) due to Azteca and ADS were $2.2 million and $179 respectively.


3.       Other Intangibles, net

Other intangibles, net consist of the following:

                                                  Estimated                            January 31,
                                                                                       -----------
                                                    Lives                  2004                       2003
---------------------------------------------------------------------------------------------------------------------------
                                                                    Gross                       Gross
                                                                   carrying    Accumulated    carrying       Accumulated
                                                                    amount    amortization     amount       amortization
                                                   ------------------------------------------------------------------------
Trademarks                                           20            $23,630        $7,820        $23,630        $6,639
Non-compete agreement                                15              2,275         2,218          2,275         2,179
Other intangibles                                     3 (1)            900           450            900           169
                                                   ------------------------------------------------------------------------
                                                                   $26,805       $10,488        $26,805        $8,987
                                                   ========================================================================

Amortization expense for intangible assets was $1.8 million, $1.7 million, and $1.8 million for the years ended January 31, 2004, 2003, and 2002, respectively. Amortization expense for intangible assets subject to amortization for each of the years in the five-year period ending January 31, 2009 is estimated to be $1.2 million per year.

(1) During the 4th quarter of Fiscal 2004, the Company changed its estimate of the life of this item from 4 years to 3 years, ending January 31, 2005. As a result, the quarterly amortization is $113 beginning in the 4th quarter of Fiscal 2004. See Note 14.


4.       Special Charges

Special charges consist of the following:

                                                            Fiscal Year ended January 31,
                                                          2004          2003          2002
                                                ------------------------------------------
Gain on sale of retail store                            $    -         $      -    $ (188)
Impairment loss on retail stores expected
   to be closed in Fiscal 2004. (A)                          -            2,200          -
Impairment loss and lease obligations on
   retail store closings (B)                             1,241              923          -
Professional fees for the SEC investigation and
   various litigation and litigation settlement.
     See Note 8.  (C)                                      583              298        389
Termination, severance pay of certain employees and
   buyout of employment contracts (D)                      743              145          -
Write-off of fixed assets (E)                            1,567                -          -
Penalty payment to Sweet. (F)                               83                -          -
Accrued lease expense for the closed office
   space through the end of the lease. (G)                 247                -          -
Settlement of minimum commissions under
   factoring contract (H)                                  165                -          -
Costs relating to new financing arrangements (I)             -                -        383
Reserve for receivable from affiliate (J)                    -                -        350
Caruso shareholder lawsuit settlement (K)                    -                -        857
                                                ------------------------------------------
                                                        $4,629          $  3,566   $ 1,791
                                                ==========================================

(A) In the fourth quarter of Fiscal 2003, the Company recorded $2.2 million special charges for the write-off of leasehold improvements of the 11 concept stores which the Company expects to close and will not be able to recoup its investment.

(B) In connection with the closing of retail stores. The 2004 charge includes the settlements of lease obligations of $1.2 million. The 2003 charge includes the write-off of leasehold improvements of $623 and an estimated cost of lease obligations of $300.

(C) In connection with a class action lawsuit and other litigation more fully described in Note 8 the Company incurred professional fees and other related costs.

(D) In connection with severance pay for approximately 170 and 10 terminated employees in Fiscal 2004 and Fiscal 2003, respectively. The Company accrued $178 of severance at January 31, 2004.

(E) In connection with the write-off of computer equipment & software, leasehold improvements, furniture & fixtures, trade show booths and displays due to the transition of the wholesales footwear business in Fiscal 2004 to a licensing operation.

(F) In connection with a late registration filing with SEC related to the acquisition of Unzipped. See Note 2.

(G)           In connection with an office space closing.

(H)           In connection with a termination of "the Credit Facility". See
              Note 5.

(I) During the year ended January 31, 2002, the Company sought to replace its existing $35 million revolving line of credit with Rosenthal & Rosenthal ("Rosenthal"). In January 2002, the Company entered into a financing arrangement with CIT Commercial services ("CIT"), as more fully described in Note 5. In order to enter into this new agreement, the Company paid $258 to Rosenthal as a termination fee and $125 to establish new entities necessary to implement certain financing structures related to the new financing arrangement.

(J) The Company established a reserve for advances made to the Candie's Foundation. The reserve was established because of the Foundation's limited operating experience in fund raising activities and questions regarding the recovery of the advances.

(K)           See Note 8.


5.            Debt Arrangements

   Current Revolving Credit Facilities

On January 23, 2002, the Company entered into a three-year $20 million credit facility ("the Credit Facility") with CIT replacing its arrangement with Rosenthal. Borrowings under the Credit Facility are formula based and originally included a $5 million over advance provision with interest at 1.00% above the prime rate. In June 2002, the Company agreed to amend the Credit Facility to increase the over advance provision to $7 million and include certain retail inventory in the availability formula for its footwear business. Borrowings under the amended Credit Facility bear interest at 1.5% above the prime rate. At January 31, 2004, there were no outstanding borrowings under the Credit Facility which was terminated by an agreement dated January 15, 2004.

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

See Note 2 for Unzipped's credit facilities.

At January 31, 2004, total borrowings under Unzipped's revolving credit facilities, were $12.8 million at a weighted average interest rate of 4%.

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

   Capital Lease

In May 1999, the Company entered into a $3.5 million master lease and loan agreement with OneSource Financial Corp, which assigned to Banc One Leasing Corporation all of its rights and interests under the agreement, including all rights to the rent and other payments due and to become due under the agreement from July 1, 1999 through the end of the term of the agreement. The agreement required the Company to collateralize property and equipment of $1.9 million with the remaining balance considered to be an unsecured loan. The term of the agreement was four years at an effective annual interest rate of 10.48%. The outstanding loan balance as of January 31, 2002 was $1.3 million. The quarterly payment on the loan was $260, including interest. The debt was paid off in Fiscal 2003 through a lawsuit settlement agreement. See Note 8.

   Other

Also included in Long-term debt is $156 and $366 for the Michael Caruso shareholder lawsuit settlement as of January 31, 2004 and 2003, respectively, see Note 4.

   Debt Maturities

The Companies debt maturities are the following:

                                                      Total   2005     2006       2007     2008        2009    thereafter
                                            ------------------------------------------------------------------------------
Revolving notes payable - banks                     $12,775   $12,775  $    -    $    -  $    -     $     -     $    -
Due to Sweet (Note 2)                                 9,374         -       -         -       -           -      9,374
Long - term debt                                     18,000     2,354   2,431     2,461   2,662       2,880      5,212
                                            -------------------------------------------------------------------------------
Total Debt                                          $40,149   $15,129  $2,431    $2,461  $2,662     $ 2,880    $14,586
                                            ===============================================================================


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

The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                                 January 31,
                                                                 -----------
                                                          2004          2003          2002
Expected Volatility                                  .724-.772     .714-.725     .715-.811
Expected Dividend Yield                                     0%            0%            0%
Expected Life (Term)                                 3-7 years   2.1-7 years   1.4-7 years
Risk-Free Interest Rate                              1.4-3.55%    3.73-5.18%    2.26-5.13%

The weighted-average fair value of options granted (at their grant date) during the years ended January 31, 2004, 2003, and 2002 was $0.97, $2.17, and $1.42,
respectively.

In 1989, the Company's Board of Directors adopted, and its stockholders approved, the Company's 1989 Stock Option Plan (the "1989 Plan"). The 1989 Plan, as amended in 1990, provides for the granting of incentive stock options ("ISO's") and limited stock appreciation rights ("Limited Rights"), covering up to 222,222 shares of common stock. The 1989 Plan terminated on August 1, 1999.

Under the 1989 Plan, ISO's were to be granted at not less than the market price of the Company's Common Stock on the date of the grant. Stock options not covered by the ISO provisions of the 1989 Plan ("Non-Qualifying Stock Options" or "NQSO's") were granted at prices determined by the Board of Directors. Under the 1989 Plan 5,000, 53,300, and 53,300 of ISO's as of January 31, 2004, 2003,
and 2002, respectively, were outstanding.

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

Additionally, at January 31, 2004, 2003, and 2002, NQSO's covering 2,600,000, 2,712,600, and 1,324,000 shares of common stock, respectively, were outstanding, which are not part of either the 1989 or 1997 Plans.

The options that were granted under the Plans expire between five and ten years from the date of grant.

A summary of the Company's stock option activity, and related information for the years ended 2004, 2003, and 2002 follows:


                                                                        Weighted-Average
                                                                    Shares  Exercise Price
                                                                   -----------------------
Outstanding January 31, 2001                                       6,702,050     $    2.30
Granted                                                            1,596,000          2.05
Canceled                                                           (134,625)          3.99
Exercised                                                          (535,500)          1.62
Expired                                                            (442,500)          4.56
                                                                   -----------------------
Outstanding January 31, 2002                                       7,185,425          2.31
Granted                                                            1,041,000          3.02
Canceled                                                           (169,500)          1.92
Exercised                                                          (849,400)          1.35
Expired                                                            (768,000)          4.12
                                                                   -----------------------
Outstanding January 31, 2003                                       6,439,525          2.34
Granted                                                              920,000          1.63
Canceled                                                           (768,100)          2.96
Exercised                                                          (851,619)          1.20
Expired                                                             (93,300)          4.09
                                                                   -----------------------
Outstanding January 31, 2004                                       5,646,505     $    2.29
                                                                   =======================


At January 31, 2004, 2003, and 2002, exercisable stock options totaled 4,843,755, 5,299,689, and 6,200,590, and had weighted average exercise prices of $2.26, $2.28, and $2.42, respectively.

Options outstanding and exercisable at January 31, 2004 were as follows:

                            Options Outstanding                                     Options Exercisable
--------------------------------------------------------------------------------- ----------------------------
                                                     Weighted        Weighted                     Weighted
          Range of                    Number     Average Remaining    Average       Number        Average
       Exercise Prices              Outstanding  Contractual Life  Exercise Price Exercisable  Exercise Price
--------------------------------------------------------------------------------- ----------------------------

$0.24-1.14.................           652,375          6.38         $1.01           647,375       $1.01
$1.15-1.50.................         1,057,500          4.43         $1.34         1,007,500       $1.34
$1.51-2.50.................         1,677,380          7.61         $1.95         1,397,380       $1.99
$2.51-3.50.................         2,068,750          5.65         $3.26         1,668,750       $3.38
$3.51-5.00.................           190,500          8.31         $4.28           122,750       $4.31
--------------------------------------------------------------------------------- ----------------------------
                                    5,646,505          6.18         $2.29         4,843,755       $2.26
================================================================================= ============================

At January 31, 2004, 2,000,000, 1,940,000, 1,617,600, and 3,205,325 common shares were reserved for issuance on exercise of stock options under the 2002, 2001, 2000 and 1997 Stock Option Plan, respectively.

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


7.       Loss Per Share

Included in the calculation of the number of shares is the equivalent number of common shares to be issued in connection with the Litigation Settlement (see
Note 8). The diluted weighted average number of shares does not include any outstanding options or convertible preferred stock because they were antidilutive. As of January 31, 2004, 2003, and 2002, 5.6 million, 6.4 million and 7.2 million potentially dilutive shares relating to stock options were not included in the computation of diluted EPS because to do so would have been antidilutive.


8.       Commitments and Contingencies

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

In November 2001 the Company settled a litigation filed in December 2000 in the United States District Court for Southern District of New York, by Michael Caruso, as trustee of the Claudio Trust and Gene Montasano (collectively, "Caruso"). The settlement agreement between the Company and Caruso provides for the Company to pay to Caruso equal quarterly payments of $62.5, up to a maximum amount of $1 million, over a period of four years. However, the Company's obligation to make these quarterly payments will terminate in the event that the last daily sale price per share of the Company's common stock is at least $4.98 during any ten days in any thirty day period within such four year period with any remaining balance to be recognized as income.

In January 2002, Redwood Shoe Corporation ("Redwood"), one of the Company's former buying agents and a supplier of footwear to the Company, filed a complaint in the United States District Court for the Southern District of New York, alleging that the Company breached various contractual obligations to Redwood and seeking to recover damages in excess of $20 million and its litigation costs. The Company filed a motion to dismiss certain counts of the complaint based upon Redwood's failure to state a claim, in response to which Redwood has filed an amended complaint. The Company also moved to dismiss certain parts of the amended complaint. The magistrate assigned to the matter granted, in part, the Company's motion to dismiss, and this ruling is currently pending before the District Court. The Company intends to vigorously defend the lawsuit, and file counterclaims against Redwood after the District Court rules on the pending motion to dismiss.

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


9.         Related Party Transactions

On April 3, 1996, the Company entered into an agreement with Redwood, a principal buying agent of footwear products, to satisfy in full certain trade payables (the "Payables") amounting to $1.7 million. Under the terms of the agreement, the Company (i) issued 1,050,000 shares of the Company's Common Stock; (ii) issued an option to purchase 75,000 shares of the Company's Common Stock at an exercise price of $1.75 which was immediately exercisable and has a five year life; and (iii) made a cash payment of $50. The Company purchased approximately $16 million and $35 million in 2002 and 2001, respectively, of footwear products through Redwood while it was a related party. During the year ended January 31, 2002, Redwood sold its Common Stock and a representative from Redwood resigned from the board of directors of the Company. In doing so it is no longer considered a related party. At January 31, 2004 and 2003, the payable to Redwood totaled approximately $1.8 million. The payable at January 31, 2003 is subject to any claims, offsets or other deductions the Company may assert against Redwood. (See Note 8)

The Company has a license for Bongo branded bags and small leather/PVC goods which commenced in Fiscal 2002 with Innovo Group, Inc. ("Innovo"), a company controlled by Hubert Guez, a director of the Company and principal of Sweet Sportswear, LLC, Manager of Unzipped. Under this license, which expires March 31, 2007, the Company recorded $126 and $214 in royalty income for the years ended January 31, 2004 and 2003, respectively, and royalties receivable from Innovo were $6 and $179 at January 31, 2004 and 2003, respectively.

See Note 2 for related party transactions related to Unzipped.


10.       Operating Leases

Future net minimum lease payments under noncancelable operating lease agreements as of January 31, 2004 are as follows:

                  2005.................                                    $493
                  2006.................                                     217
                                                                            ---
                  Totals...............                                    $710
                                                                           ====

The leases require the Company to pay additional taxes on the properties, certain operating costs and contingent rents based on sales in excess of stated amounts.

Rent expense was approximately $3,315, $3,047, and $2,089 for the years ended January 31, 2004, 2003, and 2002 respectively. Contingent rent amounts have been immaterial for all periods.


11.       Benefit and Incentive Compensation Plans and Other

The Company sponsors a 401(k) Savings Plan (the "Savings Plan") which covers all eligible full-time employees. Participants may elect to make pretax contributions subject to applicable limits. At its discretion, the Company may contribute additional amounts to the Savings Plan. The Company made contributions of $12, $24, and $56 to the Savings Plan for the years ended January 31, 2004, 2003, and 2002, respectively.


12.       Income Taxes

At January 31, 2004 the Company had available net operating losses ("NOL") of approximately $52.5 million for income tax purposes, which expire in the years 2006 through 2024. Because of "ownership changes" (as defined in Section 382 of the Internal Revenue Code) occurring in previous fiscal years, the utilization of approximately $4.6 million of the net operating losses is limited to $602 per year and expires in 2006 through 2007. The remaining $47.9 million is not subject to such limitation and expires 2009 through 2023. Included in the NOL is $3.2 million as of January 31, 2004 from the exercises of stock options, the benefit of the utilization of this NOL will go into additional paid in capital.

During the years ended January 31, 2004 and 2003, the Company recorded an increase in its valuation allowance for deferred tax assets of $5.8 million and $1.8 million, respectively, representing that portion of the deferred tax assets that cannot be reasonably determined to be recoverable from estimated earnings over the next few years.

The income tax provision (benefit) for Federal and state income taxes in the consolidated statements of operations consists of the following:

                                                                    January 31,
                                                                    ------------
                                                          2004          2003          2002
                                                          ----          ----          ----

Current:
Federal                                              $       -    $    (178)     $       -
State                                                       58            39            62
Total current                                               58         (139)            62

Deferred:
Federal                                                      -             -             -
State                                                        -             -             -
Total deferred                                               -             -             -

Total provision (benefit)                            $      58  $      (139)     $      62

The significant components of net deferred tax assets of the Company consist of the following:

                                                                           January 31,
                                                                        2004          2003
                                                              ----------------------------
Inventory valuation                                              $     1,650   $     1,307
Litigation settlement                                                    258           258
Net operating loss carryforwards                                      21,937        16,105
Receivable reserves                                                      531         1,288
Depreciation                                                               -           207
Store closing reserves (asset impairments)                             1,275         1,023
Accrued compensation                                                       8             8
Other                                                                    290           144
                                                              ----------------------------
Total net deferred tax assets                                         25,949        20,340
Valuation allowance                                                 (20,462)      (14,703)
                                                              ----------------------------
Total deferred tax assets                                              5,487         5,637
Depreciation                                                            (43)             -
Trademarks and licenses                                              (1,657)       (1,850)
Other deferred tax liabilities                                         (165)         (165)
                                                              ----------------------------
Total deferred tax liabilities                                       (1,865)       (2,015)
                                                              ----------------------------
Total net deferred tax assets                                      $   3,622   $     3,622
                                                              ============================


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


(000's omitted)                             Footwear           Apparel       Elimination         Consolidated
                                            -----------------------------------------------------------------
For the fiscal year ended January 31, 2004
Total revenues                                $ 66,672        $ 64,705          $      -           $ 131,377
Segment (loss) income                         (10,233)           2,069                 -             (8,164)
Interest expense                                                                                       3,118
Loss before income tax provision                                                                   $(11,282)

Capital additions                             $    232        $     16          $      -           $     248
Depreciation and amortization expenses        $  2,400        $    336          $      -           $   2,736

Total assets as of January 31, 2004           $ 33,896        $ 40,949          $      -           $  74,845


For the fiscal year ended January 31, 2003
Total revenues                                $101,027        $ 55,869          $  (113)           $ 156,783
Segment (loss) income                          (4,156)           3,195                 -               (961)
Interest expense                                                                                       3,373
Loss before income tax provision                                                                   $ (4,084)

Capital additions                             $  1,551        $    178          $      -           $   1,729
Depreciation and amortization expenses        $  3,278        $     37          $      -           $   3,315

Total assets as of January 31, 2003           $ 57,375        $ 46,062          $      -           $ 103,437


14.      Unaudited Consolidated Interim Financial Information

Unaudited interim consolidated financial information for the two years ended January 31 is summarized as follows:

                                                    First          Second         Third       Fourth
                                                   Quarter         Quarter       Quarter      Quarter
                                               -------------------------------------------------------
                                                          (in thousands except per share data)

Fiscal  2004

Net sales                                      $   40,863      $   40,214   $    25,305     $   18,421
Total revenues                                     42,041          42,055        27,113         20,168
Gross profit                                       11,894           9,069         5,924          1,886
Operating income(loss)                              1,599         (2,937)       (1,091)        (5,735)
Net income (loss)                              $      726      $  (3,780)   $   (1,884)     $  (6,402)

Basic earnings (loss) per share                $     0.03      $   (0.15)   $    (0.07)     $   (0.25)
Diluted earnings (loss) per share              $     0.03      $   (0.15)   $    (0.07)     $   (0.25)


Fiscal  2003

Net sales                                      $   24,190      $   48,218   $    41,792     $   37,443
Total revenues                                     25,617          49,563        43,226         38,377
Gross profit                                        8,030          13,995        11,387          7,065
Operating income(loss)                                953           4,019           477        (6,410)
Net income (loss)                              $    1,065      $    3,311   $     (788)     $  (7,533)

Basic earnings (loss) per share                $     0.05      $     0.14   $    (0.03)     $   (0.30)
Diluted earnings (loss) per share              $     0.05      $     0.12   $    (0.03)     $   (0.30)

During the fourth quarter of Fiscal 2004, the Company recorded certain significant expenses as follows: (i) $427 for costs relating to impairment loss and lease obligations for retail store closing and $64 of special legal costs related to legal costs related to prior year legal matters; (ii) $2.2 million increase in its inventory reserve in Unzipped, (iii) the Company recorded additional $56 of amortization expense, reflecting the acceleration of amortization of the Unzipped purchase price, see Note 3.

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


15.      Subsequent Events.

In April 2004, IP Holdings amended the asset-backed notes, see Note 5, whereby it borrowed an additional $3.6 million. The additional borrowing matures in August, 2009 with a floating interest rate of LIBOR + 9%, with quarterly principal and interest payments and $500 of interest prepaid at closing. The net proceeds of $2.8 million will be used for general working capital purposes. Costs incurred to obtain this financing totaling approximately $258 will be deferred and amortized over the life of the debt.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Candies, Inc.

The audits referred to in our report dated April 23, 2004, except for Note 2, which is as of April 30, 2004, relating to the consolidated financial statements of Candie's, Inc. and Subsidiaries, which is contained in Item 8 of the Form 10-K included the audits of the financial statement schedule listed in the accompanying index for each of the three years in the period ended January 31, 2004. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based upon our audits.

In our opinion the financial statement schedule presents fairly, in all material respects, the information set forth therein.





/s/: BDO Seidman, LLP
BDO Seidman, LLP



April 23, 2004
New York, New York

                 Schedule II - Valuation and Qualifying Accounts
                         Candie's, Inc. and Subsidiaries
                                 (In thousands)


Column A                                          Column B        Column C      Column D     Column E
----------------------------------------------------------------------------------------------------------
                                                                  Additions
                                                 Balance at      Charged to                 Balance at
                                                Beginning of      Costs and                   End of
Description                                        Period         Expenses     Deductions     Period
----------------------------------------------------------------------------------------------------------

Reserves and allowances deducted from asset accounts:

Year ended January 31, 2004:
Accounts receivable reserves (b)                   $ 2,982        $ 12,121      $ 13,832       $  1,271

Year ended January 31, 2003:
Accounts receivable reserves (b)                   $ 1,178        $ 14,313      $ 12,509       $  2,982

Year ended January 31, 2002:
Accounts receivable reserves                       $ 3,532        $  7,050      $  9,404       $  1,178


Year ended January 31, 2003:
Inventory reserves                                 $ 3,247        $  4,004      $  3,157       $  4,094

Year ended January 31, 2003:
Inventory reserves                                 $   439        $  4,239      $  1,431       $  3,247

Year ended January 31, 2002:
Inventory reserves                                 $   480        $    184      $    225       $    439


(a) Uncollectible receivables charged against the allowance provided.
(b) These amounts include reserves for chargebacks, markdowns, co-op advertising allowances, and bad debts.