Form 10-Q
period 2004-04-30
CANDIES INC
filed 2004-06-10
CIK 857737

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                      ------------------------------------

                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended April 30, 2004

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

Common Stock, $.001 Par Value -- 26,120,393 shares as of May 30, 2004

                                      INDEX

                                    FORM 10-Q

                         CANDIE'S, INC. and SUBSIDIARIES

                                                                                                      Page No.
                                                                                                     -----------
Part I.  Financial Information

Item 1.  Financial Statements - (Unaudited)

         Condensed Consolidated Balance Sheets - April 30, 2004 and January 31, 2004....................   3

         Condensed Consolidated Income Statements - Three Months Ended
               April 30, 2004 and 2003..................................................................   4

         Condensed Consolidated Statement of Stockholders' Equity - Three Months Ended
               April 30, 2004...........................................................................   5

         Condensed Consolidated Statements of Cash Flows - Three Months Ended
               April 30, 2004 and 2003..................................................................   6

         Notes to Condensed Consolidated Financial Statements...........................................   7


Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
               Operations...............................................................................  13

Item 3.   Quantitative and Qualitative Disclosures about Market Risk....................................  17

Item 4.   Controls and Procedures.......................................................................  17


Part II. Other Information..............................................................................

Item 1.   Legal Proceedings.............................................................................  18
Item 2.  Changes in Securities and Use of Proceeds .....................................................  18
Item 3.  Defaults upon Senior Securities (Not Applicable)...............................................
Item 4.  Submission of Matters to a Vote of Security Holders (Not Applicable)...........................
Item 5.  Other Information (Not Applicable).............................................................
Item 6.   Exhibits and Reports on Form 8-K..............................................................  18



Signatures   ...........................................................................................  19


Part I.  Financial Information

Item 1. FINANCIAL STATEMENTS-(Unaudited)

Candie's, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

                                                                                    April 30,        January 31,
                                                                                      2004              2004
                                                                                   ----------        ----------
                                                                                   (Unaudited)
                                                                                 (000's omitted, except par value)
Assets

Current Assets

    Cash...............................................................              $  2,405        $   2,794
    Accounts receivable, net...........................................                 1,631            3,388
    Due from factors, net..............................................                 6,998            8,953
    Due from affiliate.................................................                   174              174
    Inventories........................................................                 4,931            7,439
    Deferred income taxes..............................................                 1,549            1,549
    Prepaid advertising and other......................................                 1,535            1,358
                                                                                      -------          -------
Total Current Assets...................................................                19,223           25,655

Property and equipment, at cost:
    Furniture, fixtures and equipment..................................                 2,674            2,670
    Less: Accumulated depreciation and amortization....................                 2,184            2,118
                                                                                      -------          -------
                                                                                          490              552
Other assets:
    Restricted cash....................................................                 2,900            2,900
    Goodwill...........................................................                25,241           25,241
   Intangibles, net....................................................                15,899           16,317
    Deferred financing costs, net......................................                 2,127            2,042
    Deferred income taxes..............................................                 2,073            2,073
    Other..............................................................                   552               65
                                                                                      -------          -------
                                                                                       48,792           48,638
                                                                                      -------          -------
Total Assets...........................................................             $ 68,505          $ 74,845
                                                                                      =======          =======

Liabilities and Stockholders' Equity

Current Liabilities:
    Revolving notes payable - banks....................................              $ 10,298        $  12,775
    Accounts payable and accrued expenses..............................                 5,275           10,424
    Due to affiliates..................................................                 1,885            2,342
    Current portion of deferred revenue.............................                    1,645            2,010
    Current portion of long-term debt...............................                    2,980            2,354
                                                                                      -------          -------
Total Current Liabilities..............................................                22,083           29,905
                                                                                      -------          -------

Deferred revenue.......................................................                   700            1,052
Long-term liabilities..................................................                26,439           25,020

Stockholders' Equity
    Common stock, $.001 par value - shares authorized 75,000; shares issued
         26,110 at April 30, 2004 and 25,915 issued
         at January 31, 2004...........................................                    26               26
    Additional paid-in capital.........................................                71,390           71,008
    Retained earnings (deficit)........................................              (51,466)         (51,499)
   Treasury stock - at cost  - 198 shares at April 30 and
        January 31, 2004...............................................                 (667)            (667)
                                                                                      -------          -------
Total Stockholders' Equity.............................................                19,283           18,868
                                                                                      -------          -------

Total Liabilities and Stockholders' Equity.............................             $ 68,505         $  74,845
                                                                                      =======          =======

See notes to condensed consolidated financial statements.

Candie's, Inc. and Subsidiaries


Condensed Consolidated Income Statements
 (Unaudited)

                                                                 Three Months Ended
                                                             April 30,           April 30,
                                                               2004                2003
                                                         (000's omitted, except per share data)

Net sales                                                    $    11,837              $  40,863
Licensing income                                                   1,936                  1,178
                                                      ------------------     ------------------
Net revenue                                                       13,773                 42,041

Cost of goods sold                                                 8,831                 30,147
                                                      ------------------     ------------------
Gross profit                                                       4,942                 11,894

Selling, general and administrative expenses                       4,114                  9,861
Special charges                                                       99                    434
                                                      ------------------     ------------------

Operating income                                                     729                  1,599

Other expenses:
        Interest expense - net                                       696                    873
                                                      ------------------     ------------------

Income before income tax provision                                    33                    726

Income tax provision                                                   -                      -
                                                      ------------------     ------------------

Net income                                                   $        33              $     726
                                                      ==================     ==================

Earnings per share:
                              Basic                          $      0.00              $    0.03
                                                      ==================     ==================

                              Diluted                        $      0.00              $    0.03
                                                      ==================     ==================


Weighted average number of common shares outstanding:
                              Basic                               26,022                 25,015
                                                      ==================     ==================

                              Diluted                             26,903                 25,054
                                                      ==================     ==================



See notes to condensed consolidated financial statements.

Candie's, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)

Three Months Ended April 30, 2004
(000's omitted)

                                                                  Additional    Retained
                                                 Common Stock       Paid-In     Earnings    Treasury
                                               Shares    Amount     Capital     (Deficit)     Stock      Total
                                         --------------------------------------------------------------------------
Balance at February 1, 2004 ............        25,915   $    26    $ 71,008   $ (51,499)     $ (667)   $ 18,868
Issuance of common stock to directors ..            21        --          50           --         --          50
Exercise of stock options...............           174        --         332           --         --         332
Net income..............................            --        --          --           33         --          33
                                         --------------------------------------------------------------------------
Balance at April 30, 2004                       26,110   $    26    $ 71,390   $ (51,466)     $ (667)   $ 19,283
                                         --------------------------------------------------------------------------









See notes to condensed consolidated financial statements.

Candie's, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                                                     Three Months Ended
                                                                                ---------------------------
                                                                                  April 30,      April 30,
                                                                                   2004           2003
                                                                                -----------    ------------
                                                                                       (000's omitted)
OPERATING ACTIVITIES:

Net cash used in operating activities......................................    $     (594)     $   (2,868)
                                                                                -----------    ------------
INVESTING ACTIVITIES:
     Purchases of property and equipment...................................            (4)           (246)
                                                                                -----------    ------------

Net cash used in investing activities......................................         (4)              (246)
                                                                                -----------    ------------

FINANCING ACTIVITIES:
        Proceeds from long - term debt.....................................          3,600               -
        Payment of long - term debt........................................          (567)           (522)
        Prepaid interest expense - long term...............................          (500)               -
        Deferred financing costs...........................................          (179)            (89)
        Proceeds from exercise of stock options............................            332               -
        Revolving notes payable - bank.....................................        (2,477)           3,292
                                                                                -----------    ------------

Net cash provided by financing activities..................................             209          2,681
                                                                                -----------    ------------


DECREASE IN CASH...........................................................          (389)           (433)
Cash at beginning of period................................................          2,794           1,899
                                                                                -----------    ------------
Cash at end of period......................................................     $    2,405     $     1,466
                                                                                ===========    ============


Supplemental disclosure of cash flow information:
     Cash paid for interest................................................     $    1,198     $      731
                                                                                ===========    ============


See notes to condensed consolidated financial statements.

Candie's, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Unaudited)

April 30, 2004



NOTE A     BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended April 30, 2004 are not necessarily indicative of the results that may be expected for a full fiscal year.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 2004.


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


         (000's omitted except per share data)                Three Months Ended April 30,
                                                              ----------------------------
                                                                      2004                 2003
                                                       -------------------    -----------------

         Net income - as reported                                 $     33                 $726
         Deduct: Stock-based employee compensation
                   determined under the fair value based
                   Method                                            (470)                (482)
                                                       -------------------    -----------------
              Pro forma net income                                  $(437)                 $244
                                                       ===================    =================

         Basic and diluted earnings per share:
              As reported                                          $  0.00                $0.03
                                                       ===================    =================
              Pro forma                                            $(0.02)                $0.01
                                                       ===================    =================


NOTE C     FINANCING AGREEMENTS

In August 2002, IP Holdings LLC ("IPH"), an indirect wholly owned subsidiary of the Company, issued $20 million of asset-backed notes in a private placement secured by intellectual property assets (tradenames, trademarks and license payments thereon). The notes have a 7-year term with a fixed interest rate of 7.93% with quarterly principal and interest payments of approximately $859,000. The notes are subject to a liquidity reserve account of $2.9 million (reflected as restricted cash in the accompanying balance sheet) funded by a deposit of a portion of the proceeds of the notes. The net proceeds of $16.2 million were used to reduce amounts due by the Company under its existing revolving credit facilities. Concurrently with this payment, the credit facility was further amended to eliminate the over-advance provision along with certain changes in the availability formula. Costs incurred to obtain this financing totaled approximately $2.4 million which amount has been deferred and is being amortized over the life of the debt.

In April 2004, IPH amended the asset-backed notes to borrow an additional $3.6 million. The additional borrowing matures in August 2009, with a floating interest rate of LIBOR + 9%, with quarterly principal and interest payments and $500,000 of interest prepaid at closing. The net proceeds of $2.9 million are being used for general working capital purposes. Costs incurred to obtain this financing totaling approximately $178,500 will be deferred and amortized over the life of the debt.

See Note F of the Notes to the Condensed Consolidated Financial Statements regarding the financing agreement of Unzipped Apparel, LLC ("Unzipped"), the Company's wholly-owned subsidiary.



NOTE D     EARNINGS PER SHARE

Basic earnings per share includes no dilution and is computed by dividing earnings attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options, warrants and convertible preferred stock. At April 30, 2004, 5.9 million shares of stock options were outstanding under the Company's various option plans.

The following is a reconciliation of the shares used in calculating basic and diluted earnings per share:

                                                                                       April 30,
                                                                             ----------------------------
                                                                                  2004            2003
                                                                             ----------------------------
                                                                                     (000's omitted)
Basic...................................................................          26,022           25,015
Effect of assumed conversions of employee stock options.................             881               39
                                                                             ----------------------------
Denominator for diluted earnings per share..............................          26,903           25,054
                                                                             ============================


NOTE E     COMMITMENTS AND CONTINGENCIES

In April 2003, the Company settled the Securities and Exchange Commission's ("SEC") previously disclosed investigation of the Company regarding matters that have been under investigation by the SEC since July 1999 and that were also the subject of a previously disclosed internal investigation completed by a Special Committee of the Board of Directors of the Company.

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

In January 2002, Redwood Shoe Corporation ("Redwood"), one of the Company's former buying agents of footwear filed a complaint against the Company in the United States District Court for the Southern District of New York, alleging that the Company breached various contractual obligations to Redwood and seeking to recover damages in excess of $20 million and its litigation costs. The Company filed a motion to dismiss certain counts of the complaint based upon Redwood's failure to state a claim, in response to which Redwood has filed an amended complaint. The Company moved to dismiss certain parts of the amended complaint. The magistrate assigned to the matter granted, in part, the Company's motion to dismiss, and this ruling is currently pending before the District Court. The Company intends to vigorously defend the lawsuit, and file counterclaims against Redwood after the District Court rules on the pending motion to dismiss. At January 31, 2004 and 2003, the payable to Redwood totaled approximately $1.8 million which is subject to any claims, offsets or other deductions the Company may assert against Redwood

From time to time, the Company is also made a party to certain litigation incurred in the normal course of business. While any litigation has an element of uncertainty, the Company believes that the final outcome of any of these routine matters will not have a material effect on the Company's financial position or future liquidity. Except as set forth herein, the Company knows of no material legal proceedings, pending or threatened, against the Company.


NOTE F     UNZIPPED APPAREL, LLC

Equity Investment:

On October 7, 1998, the Company formed Unzipped with a joint venture partner Sweet Sportswear LLC ("Sweet"), the purpose of which was to market and distribute apparel under the BONGO(R) label. The Company and Sweet each had a 50% interest in Unzipped. Pursuant to the terms of the joint venture, the Company licensed the BONGO trademark to Unzipped for use in the design, manufacture and sale of certain designated apparel products.

Acquisition:

On April 23, 2002, the Company acquired the remaining 50% interest in Unzipped from Sweet for 3 million shares of the Company's common stock and $11 million in debt evidenced by an 8% senior subordinated note due 2012. In connection with the acquisition of Unzipped, the Company filed and declared effective a registration statement with the SEC for the 3 million shares of the Company's common stock issued to Sweet. The terms of this agreement provided that in the event the registration statement was not declared effective by April 23, 2003, the Company would be required to pay penalties to Sweet. Since the registration statement was not declared effective until July 29, 2003, the Company was required to pay $82,500 to Sweet as a penalty. The Company recorded $82,500 expense for such penalty in the quarter ended April 30, 2003.

Revolving Credit Agreement:

On February 25, 2003 Unzipped entered into a two-year $25 million credit facility ("the Unzipped Credit Facility") with GE Capital Commercial Services, Inc. ("GECCS" or "the Lender"). Borrowings are limited by advance rates against eligible accounts receivable and inventory balances, as defined. Under the facility, Unzipped may also arrange for letters of credit in an amount up to $5 million. The borrowings bear interest at a rate of 2.25% per annum in excess of the 30 day Commercial Paper rate or 3%, whichever is greater.

Borrowings under the facility are secured by substantially all of the assets of Unzipped. In addition, Unzipped has agreed to subordinate its accounts payable to Azteca Productions International, Inc. ("Azteca"), Apparel Distribution Services, LLC ("ADS") and Sweet to GECCS. Unzipped is also required to meet a minimum tangible net worth covenant, as defined. At April 30, 2004, Unzipped's borrowings totaled $10.3 million under the revolving credit agreement and the availability under the formula was $5,600.

Unzipped is in default of certain covenants under the Unzipped Credit Facility, including the tangible net worth covenant. Unzipped has not obtained a waiver for these defaults and there can be no assurance that it will be able to do so. As a result, the Lender could, in addition to other possible remedies, reduce the advance rates, cease advancing funds, or demand immediate repayment of the outstanding loan amount of $10.3 million as of April 30, 2004, any of which could negatively impact the operations and financial condition of Unzipped. While the Company believes that it is unlikely that the Lender will accelerate Unzipped's obligations under the Unzipped Credit Facility, in the event that it did so and Unzipped could not immediately repay the existing loan balance, it could result in the Lender foreclosing on Unzipped's assets, among other remedies.

In the event that the Lender forecloses on the Unzipped Credit Facility, the Company believes, based on Unzipped's current financial condition, that Unzipped would have more than sufficient assets and net worth to allow the Lender to recoup its entire loan, although there can be no assurance that it will be able to do so. An acceleration of the Unzipped Credit Facility would impact the operating results and financial condition of Unzipped in Fiscal 2005 (including a possible write-off or impairment of assets), which could result in a reduction in the Company's consolidated revenues in Fiscal 2005. Sweet, the manager of Unzipped, has guaranteed that the net income of Unzipped, as defined in the Management Agreement, in Fiscal 2005 shall be no less than $1.7 million and the Company believes that this guarantee is enforceable even in the event of foreclosure or acceleration of the Unzipped Credit Facility. Additionally, the Company, as the parent of Unzipped, is not a signatory or a guarantor of the Unzipped Credit Facility and would not be liable for Unzipped's obligations thereunder. The Company also believes that it has sufficient liquidity from revenues generated from its licensing and men's private label activity, which are separate from Unzipped, as well as from the additional borrowing obtained under the IPH bond financing (see "Bond Financing"), to satisfy the Company's anticipated working capital requirements for the foreseeable future. In addition, on June 9, 2004 the Company licensed the rights to BONGO jeanswear to a third party licensee (See Note H to Condensed Consolidated Financial Statements), which would provide the Company with additional licensing revenues commencing upon the effective date of the agreement. Unzipped currently has a royalty free non-exclusive sublicense for Bongo jeanswear.

Related Party Transactions:

Unzipped has a supply agreement with Azteca Productions, Inc ("Azteca") for the development, manufacturing, and supply of certain products bearing the Bongo trademark. As consideration for the development of the products, Unzipped pays Azteca pursuant to a separate pricing schedule. For the quarters ended April 30, 2004 and 2003, Unzipped purchased $7.3 million and $16.1 million, respectively, of products from Azteca. The supply agreement was consummated upon Unzipped's formation and originally extended through January 31, 2003, and was amended and restated effective April 23, 2002 through January 31, 2005.

Azteca also allocates expenses to Unzipped for Unzipped's use of a portion of Azteca's office space, design and production team and support personnel. For the quarter ended April 30, 2004, Unzipped incurred $59,100 of such allocated expenses, as compared to $46,500 in the prior year quarter.

The Company has a management agreement with Sweet for a term ending January 31, 2005, which provides for Sweet to manage the operations of Unzipped in return for a management fee based upon certain specified percentages of net income that Unzipped achieves during the three-year term. The Management Agreement is terminable by the manager under certain circumstances, including if the right to the BONGO trademark is licensed to another party for use on jeanswear. The fee commenced in Fiscal 2004. In the April 30, 2003 period, Unzipped expensed $105,000 for the management fee. In addition, Sweet guarantees that the net income, as defined, of Unzipped shall be no less than $1.7 million for each year during the term commencing in Fiscal 2004 (the "Guarantee"). In the event that the Guarantee is not met, Sweet is obligated to pay the difference between the actual net income, as defined, and the Guarantee (the "Shortfall Payment").

For the quarter ended April 30, 2004, Unzipped had a net loss (as defined, for the purpose of determining if the Guarantee has been met) of $563,000, resulting in an adjustment of Shortfall Payment of $988,000 against the $425,000 quarterly Guarantee. This adjustment has been recorded in the condensed consolidated income statement as a reduction of Unzipped's cost of sales and on the balance sheet as a reduction of the 8% senior subordinated note due to Sweet, as provided for in the management agreement. After adjusting for the Shortfall Payment, Unzipped's reported GAAP net income for the quarter ended April 30, 2004 was $312,500.

Unzipped has a distribution agreement with Apparel Distribution Services (ADS), an entity that shares common ownership with Sweet, for a term ending January 31, 2005. The agreement provides for a per unit fee for warehousing and distribution functions and per unit fee for processing and invoicing orders. For the quarter ended April 30, 2004, Unzipped incurred $767,500 for such services, as compared to $896,000 in the prior year quarter. The agreement also provides for reimbursement for certain operating costs incurred by ADS and charges for special handling fees at hourly rates approved by management. These rates can be adjusted annually by the parties to reflect changes in economic factors. The distribution agreement was consummated upon Unzipped's formation and was amended and restated on substantially the same terms effective April 23, 2002 through January 31, 2005.

Unzipped occupies office space in a building rented by ADS and Commerce Clothing Company, LLC (Commerce), a related party to Azteca.

During the quarter ended April 30, 2003, Azteca transferred $3.9 million of Unzipped obligations to the Guez Living Trust, an entity controlled by Hubert Guez, a principal of Sweet and a former member of the Company's Board of Directors.

Amounts due to related parties at April 30, 2004 and 2003 and included in accounts payable and accrued expenses, consist of the following (Note - all amounts are non-interest bearing):




 (000's omitted)
                               As of April 30,
                           ----------------------
                                 2004              2003
                     ----------------   ---------------

  Azteca                       $1,158           $   317
  Guez Living Trust                 -             3,900
  Sweet                             -               104
  ADS                             727               540
                     ----------------   ---------------
                               $1,885            $4,861
                     ================   ===============


NOTE G     SEGMENT INFORMATION

The Company identifies operating segments based on, among other things, the way the Company's management organizes the components of its business for purposes of allocating resources and assessing performance. With the acquisition of Unzipped, the Company redefined the reportable operating segments. The Company's operations are now comprised of two reportable segments: footwear and apparel. Segment revenues are generated from the royalty income from licensees and the sale of footwear, apparel and accessories through wholesale channels and the Company's retail locations. The Company defines segment income as operating income before interest expense and income taxes. Summarized below are the Company's segment revenues, income (loss) and total assets by reportable segments for the fiscal quarter ended April 30, 2003.


(000's omitted)                               Footwear         Apparel       Consolidated
                                            ---------------------------------------------
For the fiscal quarter ended April 30, 2004
Total revenues                                $  2,413        $ 11,360          $  13,773
Segment income                                     293             436                729
Net interest expense                                                                  696
Income before provision for income taxes                                        $      33

Capital additions                             $      -        $      4          $       4
Depreciation and amortization expenses        $    357        $    127          $     484

Total assets as of April 30, 2004             $ 28,309        $ 40,196          $  68,505

For the fiscal quarter ended April 30, 2003
Total revenues                                $ 24,792        $ 17,249          $  42,041
Segment income                                     750             849              1,599
Net interest expense                                                                  873
Income before provision for income taxes                                        $     726

Capital additions                             $    238        $      8          $     246
Depreciation and amortization expenses        $    368        $     13          $     381

Total assets as of April 30, 2003             $ 54,794        $ 49,078          $ 103,872


NOTE H     SUBSEQUENT EVENTS

On June 9, 2004, the Company entered into an agreement with TKO Apparel ("TKO") whereby TKO agreed to purchase, on or before February 1, 2005, the Company's wholly owned subsidiary, Unzipped, for a purchase price based on the tangible net worth of Unzipped on the date of closing. The Company also entered into a licensing agreement with TKO for the exclusive rights to design, manufacture, distribute and market jeanswear under the BONGO brand, effective on August 1, 2004. The license expires on December 31, 2007 subject to certain renewal options and is subject to TKO meeting certain performance and minimum net sales standards. Further, TKO agreed that it will purchase 1 million shares of the Company's restricted common stock for an aggregate price of $2.2 million. In connection therewith, the Company has agreed to file a registration statement covering the 1 million shares to be sold and agreed to pay certain penalties if the shares cannot be publicly sold within a specified period of time.

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

Such factors include, but are not limited to, uncertainty regarding continued market acceptance of current products and the ability to successfully develop and market new products, particularly in light of rapidly changing fashion trends, the impact of supply and manufacturing constraints or difficulties relating to the Company's dependence on foreign manufacturers, uncertainties relating to customer plans and commitments, the ability of licensees to sell branded products, competition, uncertainties relating to economic conditions in the markets in which the Company or its licensees operate, the ability to hire and retain key personnel, the ability to obtain capital if required, the risks of litigation and regulatory proceedings, the risks of uncertainty of trademark protection, the uncertainty of marketing and licensing trademarks and other risks detailed below and in the Company's other Securities and Exchange Commission filings.

The words "believe", "expect", "anticipate", "seek" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date the statement, was made.

General Introduction. In May 2003, the Company changed its business model by licensing the CANDIE'S and BONGO trademarks for footwear to Steven Madden and KCP, respectively, effectively eliminating the Company's operations as they related to the production and distribution of women's and girl's footwear. In conjunction with the elimination of its footwear operations, the Company closed all of its retail stores during Fiscal 2004. The Company remains in the business of manufacturing, distributing, selling and marketing jeanswear under the BONGO label through its Unzipped division. The Company also markets and sells a variety of men's outdoor boots and casual shoes under private label brands through Bright Star Footwear, LLC ("Bright Star").

The Company's management agreement with Sweet along with the supply and distribution agreements with Azteca and ADS, respectively, all expire on January 31, 2005. However, consistent with the Company's current licensing structure, the Company has recently licensed the rights to BONGO jeanswear to a third party licensee. (See Note H to the Condensed Consolidated Financial Statements)

As a result of the Company's transitions to a licensing business, the Company's operating results are not comparable to prior years. Further, since there will be no net sales attributable to wholesale and retail footwear activities in Fiscal 2005 and thereafter as a result of the Company's transition to a licensing business the results for Fiscal 2005 and 2006 are also expected to be non-comparable to Fiscal 2004 and prior years.

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

Effects of Inflation. The Company does not believe that the relatively moderate rates of inflation experienced over the past few years in the United States, where it primarily competes, have had a significant effect on revenues or profitability.

Summary of Operating Results:

     The Company had net income of $33,000 for the quarter ended April 30, 2004 ("First Quarter") compared to $726,000 for the comparable period of the prior year. In the First Quarter, there was $99,000 of special charges and $696,000 of interest expense as compared to $434,000 of special charges and $873,000 of interest expense for the quarter ended April 30, 2003.

     The Company's operating income was $729,000 in the First Quarter, compared to $1.6 million in the comparable prior year quarter.

     During Fiscal 2004, the Company exited the operating footwear business, closing its wholesale and retail footwear businesses and granting footwear licenses to third party licensees, which significantly impacted its operating results and its comparability to prior periods.


Results of Operations

For the three months ended April 30, 2004

Revenues. During the First Quarter, consolidated net sales decreased from the comparable prior year quarter by $29.0 million to $11.8 million. As a result of the Company changing to licensing arrangements in its footwear operations in May 2003, there were no wholesale or retail women's footwear net sales in the First Quarter as compared to $20.0 million in the prior year quarter. There will be no net sales for wholesale and retail women's footwear for the remainder of Fiscal 2005 and thereafter.

Unzipped's net sales decreased by $5.8 million from $17.2 million in the prior year quarter to $11.4 million in First Quarter. This decrease consists of a $3.4 million decrease related to the number of units sold, $2.0 million related to unit price decreases and a $400,000 increase in deductions for returns and allowances. During the quarter ended April 30, 2003, Unzipped sold approximately 320,000 units of prior season merchandise in an effort to reduce its inventory. Approximately 70,000 units of prior season merchandise was sold in the First Quarter. Deductions for returns and allowances for Unzipped in the First Quarter were $1.8 million or 13.7% of its gross sales as compared to $1.4 million, or 7.4% of its gross sales during the comparable prior year period. This increase reflects a shift in Unzipped's customer base toward department stores, which require more vendor support in the form of markdowns and advertising contributions.

Bright Star men's private label footwear net revenues (including commission income) decreased from $3.6 million in the prior year quarter to $477,000 in the First Quarter. Due to a change in the structure of its customer transactions, whereby the customers open letters of credit directly to manufacturers thereby eliminating Bright Star's inventory risk, Bright Star recorded only the net commission earned on such transactions in the First Quarter and will continue to do so in the future. While revenues decreased, there is no cost of sales associated with the net commission income, and gross profit increased from $266,000 in the prior year quarter to $477,000 in the First Quarter, reflecting the growth in its business with Wal-Mart, which now represents over 90% of Bright Star's sales.

Licensing income increased $758,000, or 64.3% to $1.9 million in the First Quarter from $1.2 million in the prior year quarter. The increase was due primarily to revenue generated by new licenses as the Company transitioned from an operating footwear business to a licensing business.

Gross Profit. Consolidated gross profit decreased by $7.0 million to $4.9 million in the First Quarter from $11.9 million in the prior year quarter. There was no gross profit from wholesale and retail women's footwear in the First Quarter as compared to $7.4 million in the prior year quarter. Unzipped's gross profit in First Quarter was $2.5 million, or 22.3 % of its net revenues as compared to $3.3 million, or 19.2% of net revenues in the prior year quarter. Unzipped's gross profit in the First Quarter included $988,000 adjustment from the Shortfall Payment (See Note F to Condensed Consolidated Financial Statements). Unzipped's gross profit before the adjustment was $1.5 million or 13.6% of its net revenues, a 5.6% decrease from 19.2% achieved in the prior year quarter, primarily resulting from the increase in deductions for returns and allowances discussed above. As discussed above, Bright Star gross profit increased from $266,000 in the prior year quarter to $477,000 in the First Quarter.

Operating Expenses. During the First Quarter, consolidated selling, general and administrative expenses decreased by $5.8 million to $ 4.1 million from $9.9 million in the prior year quarter. Selling, general and administrative expenses related to the Company's activities other than Unzipped and Bright Star decreased by $5.4 million to $1.8 million in the First Quarter as compared to $7.2 million in the comparable prior year period. The decrease resulted from the Company's closing its wholesale and retail women's footwear operations and transitioning to a licensing business during the second half of Fiscal 2004. The Company anticipates further significant decreases in selling, general and administrative expenses for the remainder of Fiscal 2005, its first full year under the licensing model when compared to the prior year periods.

Unzipped's selling, general and administrative expenses decreased $375,000 in the First Quarter to $2.1 million as compared to $2.5 million in the prior year quarter 2003. As a percentage of net sales, Unzipped's selling, general and administrative expenses increased to 18.4% in the First Quarter as compared to 14.3% in prior year quarter. Selling, general and administrative expenses for Bright Star were $243,000 in the First Quarter, virtually flat with the prior year.

For the First Quarter, the Company's special charges included $99,000, consisting primarily of legal and professional fees as compared to $434,000 in the prior year quarter, which consisted of $352,000 of legal fees related to the settlement of the Company's SEC investigation and $82,500 penalty paid to Azteca for late stock registration in connection with the Unzipped acquisition (See Note F to Condensed Consolidated Financial Statements)

Interest Expense. Interest expense decreased by $177,000 in the First Quarter to $696,000, compared to $873,000 in the prior year quarter. Included in interest expense in the First Quarter was $123,000 from Unzipped's revolving credit facility, as compared to $211,000 in the prior year, a decrease of $88,000. The Unzipped interest expense decrease resulted from lower average outstanding borrowing and, to a lesser extent, lower average interest rates as compared to the prior year period. There was no interest expense under the revolving credit facility for the operating footwear business in the First Quarter, compared to $63,000 in the prior year quarter, as the Company closed its operating wholesale and retail footwear business. Also included in interest expense in the First Quarter was $203,000 from the 8% senior subordinated note in connection with the Unzipped acquisition as compared to $220,000 in the prior year quarter. Interest expense in the First Quarter associated with the asset backed notes issued by IPH, a subsidiary of the Company was $370,000 as compared to $379,000 in the comparable period in the prior year.

Income Tax Expense. No tax expense was recorded for the current and prior year quarter, due to a reduction in the valuation reserve, which offsets the income tax provision.

Net Income. The Company recorded net income of $33,000, compared to $726,000 in the comparable quarter of prior year.


Liquidity and Capital Resources

Working Capital.

At April 30, 2004, the current ratio of assets to liabilities was 0.87 to 1 as compared to 0.83 to 1 at April 30, 2003.

The Company continues to rely upon revenues generated from operations, especially licensing and men's private label activity, as well as borrowings under Unzipped's revolving loan to finance its operations. Net cash used in operating activities totaled $594,000 in the First Quarter as compared to net cash used of $2.9 million in the prior year quarter.

Capital Expenditures.

There were $4,000 capital expenditures in the First Quarter as compared to $246,000 for the prior year quarter. The Company does not anticipate significant capital expenditures for the remainder of Fiscal 2005.

Matters Pertaining to Unzipped.

On April 23, 2002, the Company acquired the remaining 50% interest in Unzipped from Sweet for 3 million shares of the Company's common stock and $11 million in debt evidenced by an 8% senior subordinated note due 2012. In connection with the acquisition, the Company has entered into a management agreement with Sweet for a term ending January 31, 2005, which provides for Sweet to manage the operations of Unzipped in return for a management fee, commencing in Fiscal 2004, based upon certain specified percentages of net income that Unzipped achieves during the three-year term. In addition, Sweet guarantees that the net income, as defined, of Unzipped shall be no less than $1.7 million Guarantee for each year during the term commencing in Fiscal 2004. In the event that the Guarantee is not met, Sweet is obligated to pay the Shortfall Adjustment, the difference between the actual net income, as defined, and the Guarantee. See Note F of Notes to Condensed Consolidated Financial Statements.

For the quarter ended April 30, 2004, Unzipped had a net loss (as defined, for the purpose of determining if Guarantee has been met) of $563,000, resulting in a Shortfall Payment of $988,000 against the $425,000 quarterly Guarantee. This payment has been recorded in the condensed consolidated income statement as a reduction of Unzipped's cost of sales and on the balance sheet as a reduction of the 8% senior subordinated note due to Sweet, as provided for in the management agreement. After adjusting for the Shortfall Payment, Unzipped's reported GAAP net income for the quarter ended April 30, 2004 was $312,500.

In connection with the acquisition of Unzipped, the Company filed and declared effective a registration statement with the SEC for the 3 million shares of the Company's common stock issued to Sweet. The terms of this agreement provided that in the event the registration statement was not declared effective by April 23, 2003, the Company would be required to pay panties to Sweet. Since the registration statement was not declared effective until July 29, 2003, the Company was required to pay $82,500 to Sweet as a penalty. The Company recorded $82,500 expense for such penalty in the quarter ended April 30, 2003.

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

At April 30, 2004, there were no outstanding borrowings under the Credit Facility which was terminated by an agreement dated January 15, 2004.

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

At April 30, 2004, Unzipped's borrowings totaled $10.3 million under the revolving credit agreement and the availability under the formula was $5,600.

Unzipped is in default of certain covenants under the Unzipped Credit Facility, including the tangible net worth covenant. As of June 10 2004, Unzipped had not obtained a waiver for these defaults and there can be no assurance that it will be able to do so. As a result, the Lender could, in addition to other possible remedies, reduce the advance rates, cease advancing funds, or demand immediate repayment of the outstanding loan amount (which was approximately $10.3 million as of April 30, 2004), any of which could negatively impact the operations and financial condition of Unzipped. While the Company believes that it is unlikely that the Lender will accelerate Unzipped's obligations under the Unzipped Credit Facility, in the event that it did so and Unzipped could not immediately repay the existing loan balance, it could result in the Lender foreclosing on Unzipped's assets, among other remedies.

In the event that the Lender forecloses on the Unzipped Credit Facility, the Company believes, based on Unzipped's current financial condition, that Unzipped would have more than sufficient assets and net worth to allow the Lender to recoup its entire loan, although there can be no assurance that it will be able to do so. An acceleration of the Unzipped Credit Facility would impact the operating results and financial condition of Unzipped in Fiscal 2005 (including a possible write-off or impairment of assets), which could result in a reduction in the Company's consolidated revenues in Fiscal 2005. Sweet, the manager of Unzipped, has guaranteed that the net income of Unzipped, as defined in the Management Agreement, in Fiscal 2005 shall be no less than $1.7 million and the Company believes that this guarantee is enforceable even in the event of foreclosure or acceleration of the Unzipped Credit Facility. Additionally, the Company, as the parent of Unzipped, is not a signatory or a guarantor of the Unzipped Credit Facility and would not be liable for Unzipped's obligations thereunder. The Company also believes that it has sufficient liquidity from revenues generated from its licensing and men's private label activity, which are separate from Unzipped, as well as from the additional borrowing obtained under the IPH bond financing (see "Bond Financing"), to satisfy the Company's anticipated working capital requirements for the foreseeable future. In addition, on June 9, 2004 the Company licensed the rights to Bongo jeanswear to a third party licensee (See Note F to Condensed Consolidated Financial Statements), which would provide the Company with additional licensing revenues commencing upon the effective date of the agreement. Unzipped currently has a royalty free non-exclusive sublicense for Bongo jeanswear.

Bond Financing

In August 2002 IPH, an indirect wholly owned subsidiary of the Company, issued in a private placement $20 million of asset-backed notes secured by intellectual property assets (tradenames, trademarks and license payments thereon). The notes have a 7-year term with a fixed interest rate of 7.93% with quarterly principal and interest payments of approximately $859,000. The notes are subject to a liquidity reserve account of $2.9 million, funded by a deposit of a portion of the proceeds of the notes. The net proceeds of $16.2 million were used to reduce amounts due by the Company under its existing revolving credit facilities. Costs incurred to obtain this financing totaled approximately $2.4 million which have been deferred and are being amortized over the life of the debt. At April 30, 2004, the unamortized portion of such costs were $2.0 million.

During the First Quarter, IPH amended the asset-backed notes whereby it borrowed an additional $3.6 million. The additional borrowing matures in August 2009 with a floating interest rate of LIBOR + 9%, with quarterly principal and interest payments and $500,000 of interest prepaid at closing. The net proceeds of $2.9 million are being used for general working capital purposes. Costs incurred to obtain this financing totaling approximately $178,500 will be deferred and amortized over the life of the debt.

Other

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


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

As a result of the Company's and Unzipped variable rate credit facilities, the Company is exposed to the risk of rising interest rates. The following table provides information on the Company's fixed maturity debt as of April 30, 2004 that is sensitive to changes in interest rates.

   The Unzipped Credit Facility had an average interest rate of
   4% for the three month period ended April 30, 2004              $10.3 million


Item 4.  Controls and Procedures

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

The principal executive officer and principal financial officer also conducted an evaluation of internal control over financial reporting ("Internal Control") to determine whether any changes in Internal Control occurred during the quarter ended April 30, 2004 that have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, there has been no such change during the quarter ended April 30, 2004.

PART II.  Other Information


Item 1.  Legal Proceedings

See Note E of Notes to Condensed Consolidated Financial Statements.


Item 2.  Changes in Securities and Use of Proceeds.

During the three months ended April 30, 2004, the Company granted certain of its employees and directors, pursuant to a stock option plan, 10-year non-qualified stock options to purchase a total of 500,000 shares of its common stock at a price of $2.06 per share. The options were granted in private transactions pursuant to the exemption from registration under Sections 2(a) (3) and 4(2) of the Securities Act of 1933.


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

              32.1 Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.

              32.2 Certification of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.

B. Reports on Form 8-K - During the quarter ended April 30, 2004, the Company furnished a report on Form 8-K to report its results for the quarter and year ended January 31, 2004.

Signatures


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               CANDIE'S, INC.
                               -------------------------------------------------
                               (Registrant)


Date     June 10, 2004         /s/ Neil Cole
         -----------------     -------------------------------------------------
                               Neil Cole
                               Chairman of the Board, President
                               And Chief Executive Officer
                               (on Behalf of the Registrant)

Date     June 10, 2004         /s/ Richard Danderline
         -----------------     -------------------------------------------------
                               Richard Danderline
                               Executive Vice President - Finance and Operations
                               Principal Financial and Accounting Officer