Form 10-Q
period 2004-07-31
CANDIES INC
filed 2004-09-14
CIK 857737

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                      ------------------------------------

                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended July 31, 2004

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the Transition Period From ________ to ________.


                         Commission file number 0-10593



                                 CANDIE'S, INC.

             (Exact name of registrant as specified in its charter)


        Delaware                                       11-2481903
-----------------------------------------  -------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)



     215 West 40th Street
         New York, NY                                            10018
-----------------------------------------  -------------------------------------
(Address of principal executive offices)                       (Zip Code)


                                 (212) 730-0030
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
-----------------------------------------  -------------------------------------
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

Common Stock, $.001 Par Value -- 27,220,393 shares as of August 29, 2004

                                      INDEX

                                    FORM 10-Q

                         CANDIE'S, INC. and SUBSIDIARIES

                                                                                                      Page No.
                                                                                                     -----------
Part I.  Financial Information

Item 1.  Financial Statements - (Unaudited)

         Condensed Consolidated Balance Sheets - July 31, 2004 and January 31, 2004.....................   3

         Condensed Consolidated Statements of Operations - Three and Six Months Ended
               July 31, 2004 and 2003...................................................................   4

         Condensed Consolidated Statement of Stockholders' Equity - Six Months Ended
               July 31, 2004............................................................................   5

         Condensed Consolidated Statements of Cash Flows - Six Months Ended
               July 31, 2004 and 2003...................................................................   6

         Notes to Condensed Consolidated Financial Statements...........................................   7


Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
               Operations...............................................................................  13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.....................................  17

Item 4.  Controls and Procedures........................................................................  17


Part II. Other Information..............................................................................

Item 1.   Legal Proceedings.............................................................................  18
Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities ..............  18
Item 3.  Defaults upon Senior Securities (Not Applicable)...............................................
Item 4.  Submission of Matters to a Vote of Security Holders (Not Applicable)...........................
Item 5.  Other Information (Not Applicable).............................................................
Item 6.   Exhibits and Reports on Form 8-K..............................................................  18



Signatures   ...........................................................................................  19



Part I.  Financial Information

Item 1. FINANCIAL STATEMENTS-(Unaudited)

Candie's, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

                                                                                     July 31,      January 31,
                                                                                      2004              2004
                                                                                   ----------        ----------
                                                                                   (Unaudited)
Assets                                                                           (000's omitted, except par value)

Current Assets
    Cash...............................................................              $  1,094        $   2,794
    Accounts receivable, net...........................................                 2,810            3,388
    Due from factors, net..............................................                16,959            8,953
    Due from affiliate.................................................                   183              174
    Inventories........................................................                 1,818            7,439
    Deferred income taxes..............................................                 1,549            1,549
    Prepaid advertising and other......................................                 1,076            1,358
                                                                                      -------          -------
Total Current Assets...................................................                25,489           25,655

Property and equipment, at cost:
    Furniture, fixtures and equipment..................................                 2,674            2,670
    Less: Accumulated depreciation and amortization....................                 2,250            2,118
                                                                                      -------          -------
                                                                                          424              552
Other assets:
    Restricted cash....................................................                 2,900            2,900
    Goodwill...........................................................                25,241           25,241
   Intangibles, net....................................................                15,235           16,317
    Deferred financing costs, net......................................                 2,279            2,042
    Deferred income taxes..............................................                 2,073            2,073
    Other..............................................................                   773               65
                                                                                      -------          -------
                                                                                       48,501           48,638
                                                                                      -------          -------
Total Assets...........................................................             $ 74,414          $ 74,845
                                                                                      =======          =======

Liabilities and Stockholders' Equity

Current Liabilities:
    Revolving notes payable - banks....................................              $ 13,288        $  12,775
    Accounts payable and accrued expenses..............................                 4,262           10,424
    Due to affiliates..................................................                 4,413            2,342
    Current portion of deferred revenue.............................                    1,264            2,010
    Current portion of long-term debt...............................                    3,016            2,354
                                                                                      -------          -------
Total Current Liabilities..............................................                26,243           29,905

Deferred revenue.......................................................                   663            1,052
Long-term liabilities..................................................                25,277           25,020

Stockholders' Equity
    Common stock, $.001 par value - shares authorized 75,000; shares issued
         27,220 at July 31, 2004 and 25,915 issued
         at January 31, 2004...........................................                    28               26
    Additional paid-in capital.........................................                73,818           71,008
    Retained earnings (deficit)........................................              (50,948)         (51,499)
   Treasury stock - at cost  - 198 shares at July 31, 2004 and
        January 31, 2004...............................................                 (667)            (667)
                                                                                      -------          -------
Total Stockholders' Equity.............................................                22,231           18,868
                                                                                      -------          -------

Total Liabilities and Stockholders' Equity.............................              $ 74,414        $  74,845
                                                                                      =======          =======

See notes to condensed consolidated financial statements.

Candie's, Inc. and Subsidiaries


Condensed Consolidated Statements of Operations
 (Unaudited)


                                                             Three Months Ended                 Six Months Ended
                                                                   July 31,                         July 31,
                                                   --------------------------------- -----------------------------------
                                                           2004            2003             2004             2003
                                                                (000's omitted, except per share data)

Net sales..........................................     $26,590          $40,214           $43,879          $81,077
Licensing income...................................       2,084            1,841             4,020            3,019
                                                    -------------     ------------     -------------    --------------

Net revenues.......................................      28,674           42,055            47,899           84,096
Cost of goods sold.................................      22,780           32,986            37,063           63,133
                                                    -------------     ------------     -------------    -------------
Gross profit.......................................       5,894            9,069            10,836           20,963

Operating expenses:
Selling, general and administrative expenses.....         4,636            9,556             8,750           19,417
Special charges....................................           -            2,450                99            2,884
                                                    -------------     ------------     ------------     --------------
                                                          4,636           12,006             8,849           22,307
                                                    -------------     ------------     ------------     --------------

Operating income (loss)...........................        1,258           (2,937)            1,987          (1,338)

Interest expense..................................          740              843             1,436            1,716
                                                    -------------     ------------     ------------     --------------

Income (loss) before income taxes................           518          (3,780)               551          (3,054)

Income tax benefit...............................             -                -                 -                -
                                                    -------------     ------------     ------------     --------------

Net income (loss)................................     $     518         $(3,780)         $     551        $ (3,054)
                                                    =============     ============     ============     ==============


Earnings (loss) per common share:
         Basic...................................     $    0.02         $ (0.15)         $    0.02        $  (0.12)
                                                    =============     ============     ============     ==============
         Diluted.................................     $    0.02         $ (0.15)         $    0.02        $   (0.12)
                                                    =============     ============     ============     ==============

Weighted average number of common shares outstanding:
         Basic..................................         26,602           25,068            26,315            25,042
                                                    =============     ============     ============     ==============
         Diluted................................         27,735           25,068            27,322            25,042
                                                    =============     ============     ============     ==============



See notes to condensed consolidated financial statements.

Candie's, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)

Six Months Ended July 31, 2004
(000's omitted)
                                                                  Additional    Retained
                                                 Common Stock       Paid-In     Earnings    Treasury
                                               Shares    Amount     Capital     (Deficit)     Stock      Total
                                             ----------------------------------------------------------------------
Balance at February 1, 2004                    25,915  $    26    $ 71,008   $ (51,499)     $ (667)    $ 18,868
Issuance of common stock to directors ......       21       --          50           --          --          50
Issuance of common stock to designees of
       TKO Apparel, Inc.....................    1,000        1       2,184           --          --       2,185
Issuance of common stock to a non-employee .       10       --          25           --          --          25
Exercise of stock options...................      274        1         551           --          --         552
Net income..................................       --       --          --          551          --         551
                                             ----------------------------------------------------------------------
Balance at July 31, 2004                       27,220  $    28    $ 73,818   $ (50,948)     $ (667)    $ 22,231
                                             ----------------------------------------------------------------------








See notes to condensed consolidated financial statements.

Candie's, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                                                    Six Months Ended
                                                                                --------------------------
                                                                                 July 31,       July 31,
                                                                                   2004           2003
                                                                                -----------     ----------
                                                                                      (000's omitted)
OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities........................    $   (6,483)       $   1,394
                                                                                -----------     ----------
INVESTING ACTIVITIES:
     Purchases of property and equipment...................................            (4)           (133)
                                                                                -----------     ----------

Net cash used in investing activities......................................            (4)           (133)
                                                                                -----------     ----------

FINANCING ACTIVITIES:
        Proceeds from long - term debt.....................................          3,600               -
        Payment of long-term debt..........................................        (1,131)         (1,055)
        Prepaid interest expense - long term...............................          (500)               -
        Deferred financing costs...........................................          (430)            (89)
        Proceeds from common stock issuance................................          2,184               -
        Proceeds from exercise of stock options............................            551              96
        Revolving notes payable - bank.....................................            513             899
                                                                                -----------     ----------

Net cash provided by (used in) financing activities........................          4,787           (149)
                                                                                -----------     ----------


INCREASE (DECREASE) IN CASH................................................        (1,700)           1,112
Cash at beginning of period................................................          2,794           1,899
                                                                                -----------     ----------
Cash at end of period......................................................     $    1,094      $    3,011
                                                                                ===========     ==========


Supplemental disclosure of cash flow information:
     Cash paid for interest................................................     $    1,752      $   1,636
                                                                                ===========     ==========

See notes to condensed consolidated financial statements.

Candie's, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Unaudited)

July 31, 2004


NOTE A     BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six-month period ended July 31, 2004 are not necessarily indicative of the results that may be expected for a full fiscal year.

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


         (000's omitted except per share data)               Three Months Ended             Six Months Ended
                                                                 July 31,                      July 31,
                                                                 --------                      --------
                                                                 2004           2003           2004            2003
                                                       --------------  -------------  -------------  --------------

         Net income (loss) - as reported                    $     518       $(3,780)      $     551        $(3,054)
         Deduct: Stock-based employee compensation
                   determined under the fair value based
                   Method                                       (424)          (253)          (894)           (735)
                                                       --------------  -------------  -------------  --------------
              Pro forma net income (loss)                  $       94       $(4,033)       $  (343)        $(3,789)
                                                       ==============  =============  =============  ==============

         Basic and diluted earnings (loss) per share:
              As reported                                     $  0.02        $(0.15)       $   0.02         $(0.12)
                                                       ==============  =============  =============  ==============
              Pro forma                                       $  0.00        $(0.16)       $ (0.01)         $(0.16)
                                                       ==============  =============  =============  ==============


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

The notes are subject to a liquidity reserve account of $2.9 million (reflected as restricted cash in the accompanying balance sheet) funded by a deposit of a portion of the proceeds of the notes. The net proceeds of $16.2 million were used to reduce amounts due by the Company under its existing revolving credit facilities. Concurrent with this payment, the credit facility was further amended to eliminate the over-advance provision along with certain changes in the availability formula. Costs incurred to obtain this financing totaled approximately $2.6 million which amount has been deferred and is being amortized over the life of the debt.

In April 2004, IPH amended the asset-backed notes to borrow an additional $3.6 million. The additional borrowing matures in August 2009, at a floating interest rate of LIBOR + 4.45%, with $500,000 of interest prepaid at closing. The net proceeds of $2.9 million are being used for general working capital purposes. Costs incurred to obtain this financing totaling approximately $178,500 has been deferred and amortized over the life of the debt.

See Note F of the Notes to the Condensed Consolidated Financial Statements regarding the financing agreement of Unzipped Apparel, LLC ("Unzipped"), the Company's wholly-owned subsidiary.


NOTE D     EARNINGS (LOSS) PER SHARE

Basic earnings per share includes no dilution and is computed by dividing earnings attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options, warrants and convertible preferred stock. At July 31, 2004, approximately 6.0 million options were outstanding under the Company's various option plans.

The following is a reconciliation of the shares used in calculating basic and diluted earnings per share:

                                                                 Three Months Ended July 31,   Six Months Ended July 31,
                                                                 ---------------------------   -------------------------
                                                                       2004         2003             2004        2003
                                                                  --------------------------   -------------------------
                                                                                    (000's omitted)
Basic ..........................................................     26,602       25,068           26,315      25,042
Effect of assumed conversions of employee stock options.........      1,133            -            1,007           -
                                                                  --------------------------   -------------------------
Diluted ........................................................     27,735       25,068           27,322      25,042
                                                                  ==========================   =========================


NOTE E     COMMITMENTS AND CONTINGENCIES

In April 2003, the Company settled the Securities and Exchange Commission's ("SEC") investigation of the Company regarding matters that had been under investigation by the SEC since July 1999.

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

On August 5, 2004, the Company, along with Unzipped Apparel, LLC. ("Unzipped"), Michael Caruso & Co., Inc. and IPH (collectively, "Plaintiffs") commenced a lawsuit in the Superior Court of California, Los Angeles County, against Unzipped's former manager, former supplier and former distributor, Sweet Sportswear, LLC ("Sweet"), Azteca Production International, Inc. ("Azteca"), and Apparel Distribution Services, LLC ("ADS"), and a principal of these entities and former Company Board member, Hubert Guez (collectively, "Defendants"). The Plaintiffs allege that Defendants' fraudulently induced Plaintiffs to purchase Sweet's 50% interest in Unzipped for an inflated price, Sweet and Azteca committed material breaches of the management, supply and distribution agreements and Guez materially breached his fiduciary obligations to the Company while a member of the Company's Board of Directors and seeks damages in excess of $50 million. On August 31, 2004, the Superior Court granted Plaintiffs' request for preliminary injunctive relief, and ordered Defendants to make available to Plaintiffs approximately 657,000 pairs of Bongo(R) jeans currently in Defendants' possession or control upon Plaintiffs making a $75,600 cash payment into the Court's escrow account and posting a $1.7 million bond with the Court.

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


NOTE F     UNZIPPED APPAREL, LLC

Equity Investment:

On October 7, 1998, the Company formed Unzipped with a joint venture partner Sweet, the purpose of which was to market and distribute apparel under the BONGO(R) label. The Company and Sweet each had a 50% interest in Unzipped. Pursuant to the terms of the joint venture, the Company licensed the BONGO trademark to Unzipped for use in the design, manufacture and sale of certain designated apparel products.

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

Revolving Credit Agreement:

On February 25, 2003, Unzipped entered into a two-year $25 million credit facility ("the Unzipped Credit Facility") with GE Capital Commercial Services, Inc. ("GECCS" or "the Lender"). Borrowings are limited by advance rates against eligible accounts receivable and inventory balances, as defined. Under the facility, Unzipped may also arrange for letters of credit in an amount up to $5 million. The borrowings bear interest at a rate of 2.25% per annum in excess of the 30 day Commercial Paper rate or 3%, whichever is greater.

Borrowings under the facility are secured by substantially all of the assets of Unzipped. In addition, Unzipped has agreed to subordinate its accounts payable to Azteca, ADS and Sweet to GECCS. Unzipped is also required to meet a minimum tangible net worth covenant, as defined. At July 31, 2004, Unzipped's borrowings totaled $13.4 million under the revolving credit agreement and the availability under the formula was $2.2 million.

Unzipped is in default of certain covenants under the Unzipped Credit Facility, including the tangible net worth covenant. On September 9, 2004, the Company and Unzipped entered into a Forbearance Agreement with the Lender whereby the Lender agreed to forebear from exercising its remedies under the Unzipped Credit Facility in connection with the defaults, and the Lender agreed to continue to provide financing under the Unzipped Credit Facility to enable Unzipped to fulfill its remaining purchase orders until the jeans wear business is transitioned to TKO Apparel, Inc. ("TKO") under a licensing arrangement that became effective on August 1, 2004, granting TKO the exclusive right to design, manufacture, distribute and sell jeanswear under the Bongo brand (the "TKO License"). Borrowings under the Forbearance Agreement are subject to certain advance rate and loan limits at the discretion of the Lender. The outstanding loan amount as of July 31, 2004 was $13.4 million

Related Party Transactions:

Until August 5, 2004, Unzipped had a supply agreement with Azteca for the development, manufacturing, and supply of certain products bearing the Bongo trademark. As consideration for the development of the products, Unzipped paid Azteca pursuant to a separate pricing schedule.

Azteca also allocated expenses to Unzipped for Unzipped's use of a portion of Azteca's office space, design and production team and support personnel.

Until August 5, 2004, the Company had a management agreement with Sweet for a term ending January 31, 2005, which provided for Sweet to manage the operations of Unzipped in return for, commencing in Fiscal 2004, a management fee based upon certain specified percentages of net income that Unzipped achieved during the three-year term. In addition, Sweet guaranteed that the net income, as defined, of Unzipped shall be no less than $1.7 million for each year during the term commencing in Fiscal 2004 (the "Guarantee"). In the event that the Guarantee is not met, Sweet is obligated to pay the difference between the actual net income, as defined, and the Guarantee (the "Shortfall Payment").

For the quarter ended July 31, 2004, Unzipped had a net loss (as defined, for the purpose of determining if the Guarantee has been met) of $312,400, resulting in an adjustment of Shortfall Payment of $737,400 against the $425,000 quarterly Guarantee. This adjustment has been recorded in the condensed consolidated income statement as a reduction of Unzipped's cost of sales and on the balance sheet as a reduction of the 8% senior subordinated note due to Sweet, as provided for in the management agreement. After adjusting for the Shortfall Payment, Unzipped's reported GAAP net income for the quarter ended July 31, 2004 was $312,500. In the fiscal quarter ended July 31, 2004, the Company stopped making the interest payment on the 8% senior subordinated note to partially offset the Shortfall Payment due from Sweet. Such interest payment is to be resumed after the Shortfall Payment is satisfied.

For the six months ended July 31, 2004, Unzipped had a net loss (as defined, for the purpose of determining if the Guarantee has been met) of $875,400, resulting in an adjustment of Shortfall Payment of $1.7 million against the $850,000 six month Guarantee. This adjustment has been recorded in the condensed consolidated income statement as a reduction of Unzipped's cost of sales and on the balance sheet as a reduction of the 8% senior subordinated note due to Sweet, as provided for in the management agreement. After adjusting for the Shortfall Payment, Unzipped's reported GAAP net income for the six months ended July 31, 2004 was $625,000.

Until August 5, 2004, Unzipped had a distribution agreement with Apparel Distribution Services (ADS), an entity that shares common ownership with Sweet, for a term ending January 31, 2005. The agreement provided for a per unit fee for warehousing and distribution functions and per unit fee for processing and invoicing orders. The agreement also provided for reimbursement for certain operating costs incurred by ADS and charges for special handling fees at hourly rates approved by management.

The related party transactions are summarized as follows ('000 omitted):

                                           Three Months Ended July 31,              Six Months Ended July 31,
                                              2004             2003                  2004              2003
                                         --------------    -------------        --------------   ---------------
Products purchased from Azteca                  $15,139         $12,200               $22,450          $28,400
Allocated office space, design and
    production team and support
    personnel expense from Azteca                    59             112                   118              230
Management fee                                        -             361                     -              477
Expenses of distribution services per
    distribution agreement with ADS               1,158           1,186                 1,925            2,082

Until August 5, 2004, Unzipped occupied office space in a building rented by ADS and Commerce Clothing Company, LLC (Commerce), a related party to Azteca.

Amounts due to related parties at July 31, 2004 and included in accounts payable and accrued expenses, consist of the following (Note - all amounts are non-interest bearing):

         (`000 omitted)
Azteca                                        $ 2,639
Sweet                                               -
ADS                                             1,774
                                              $ 4,413

Disposition

On June 9, 2004, the Company entered into an agreement to sell Unzipped to TKO on or before February 1, 2005 for a purchase price based on the tangible net worth of Unzipped at the time of closing.

NOTE G     SEGMENT INFORMATION

The Company identifies operating segments based on, among other things, the way the Company's management organizes the components of its business for purposes of allocating resources and assessing performance. With the acquisition of Unzipped, the Company redefined the reportable operating segments. The Company's operations are now comprised of two reportable segments: footwear and apparel. Segment revenues are generated from the royalty income from licensees and the sale of footwear, apparel and accessories through wholesale channels and the Company's retail locations. The Company defines segment income as operating income before interest expense and income taxes. Summarized below are the Company's segment revenues, income (loss) and total assets by reportable segments for the fiscal quarter ended July 31, 2004.

(000's omitted)                               Footwear         Apparel       Consolidated
                                            ----------------------------------------------

For the fiscal quarter ended July 31, 2004
Total revenues                               $   7,905        $ 20,769          $  28,674
Segment income                                     763             495              1,258
Net interest expense                                                                  740
Income before provision for income taxes                                        $     518

For the six months ended July 31, 2004
Total revenues                               $  15,770        $ 32,129          $  47,899
Segment income                                   1,056             931              1,987
Net interest expense                                                                1,436
Income before provision for income taxes                                        $     551

Total assets as of July 31, 2004              $ 28,236        $ 46,178          $  74,414

For the fiscal quarter ended July 31, 2003
Total revenues                                $ 18,453        $ 23,602          $  42,055
Segment (loss) income                          (5,221)           2,284            (2,937)
Net interest expense                                                                  843
Loss before provision for income taxes                                          $ (3,780)

For the six months ended July 31, 2003
Total revenues                                $ 43,245        $ 40,851          $  84,096
Segment (loss) income                          (4,471)           3,133            (1,338)
Net interest expense                                                                1,716
Loss before provision for income taxes                                          $ (3,054)

Total assets as of July 31, 2003              $ 45,535        $ 50,654          $  96,189


NOTE H     SUBSEQUENT EVENTS

On August 5, 2004, the Company terminated the management agreement between Unzipped and with Sweet the supply agreement between Unzipped and Azteca and the distribution agreement between Unzipped and ADS.

On September 9, 2004, the Company and Unzipped entered into a Forbearance Agreement with the Lender whereby the Lender agreed to forebear from exercising its remedies under the Unzipped Credit Facility in connection with the defaults, and the Lender agreed to continue to provide financing under the Unzipped Credit Facility, to enable Unzipped to fulfill its remaining purchase orders until the jeans wear business is transitioned to TKO under a licensing arrangement that became effective on August 1, 2004. Borrowings under the Forbearance Agreement are subject to certain advance rate and loan limits at the discretion of the Lender.

See Note E.

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

General Introduction. In May 2003, the Company changed its business model by licensing the CANDIE'S and BONGO trademarks for footwear to Steven Madden, Ltd and Kenneth Cole Productions, Inc., respectively, effectively eliminating the Company's operations as they related to the production and distribution of women's and girl's footwear. In conjunction with the elimination of its footwear operations, the Company closed all of its retail stores during Fiscal 2004. The Company remains in the business of manufacturing, distributing, selling and marketing jeanswear under the BONGO label through its Unzipped division until in or about November, when TKO will take over the business under the TKO License. See Note F of Notes to Condensed Consolidated Financial Statements. The Company also markets and sells a variety of men's outdoor boots and casual shoes under private label brands through Bright Star Footwear, LLC ("Bright Star").

On June 9, 2004, the Company entered into an agreement with TKO whereby TKO agreed to purchase Unzipped on or before February 1, 2005 for a purchase price based on the tangible net worth of Unzipped on the date of closing. See Note F of Notes to Condensed Consolidated Financial Statements. The Company also entered into a licensing agreement with TKO for the exclusive rights to design, manufacture, distribute and market jeanswear under the BONGO brand, effective on August 1, 2004. The license expires on December 31, 2007 subject to certain renewal options and is subject to TKO meeting certain performance and minimum net sales standards. Further, in June 2004, TKO agreed that it or its designees would purchase 1 million shares of the Company's restricted common stock for an aggregate price of $2.2 million and the Company sold the shares to such designees. In connection therewith, the Company subsequently filed with SEC a registration statement, effective as of July 2, 2004, covering the re-sale of the 1 million shares sold by it to the TKO designees. The Company has agreed to pay certain penalties to the TKO designees if the shares cannot be publicly sold within a specified period of time.

As a result of the Company's transitions ("Transition") to a licensing business, the Company's operating results are not comparable to prior years. Further, since there will be no net sales attributable to women's wholesale and retail footwear activities in Fiscal 2005 and thereafter the results for Fiscal 2005 and 2006 are also expected to be non-comparable to Fiscal 2004 and prior years.

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

In addition, the timing of the receipt of future revenues could be impacted by the recent trend among retailers in the Company's industry to order goods closer to a particular selling season than they have historically done so. The Company continues to seek to expand and diversify its product lines under license to help reduce the dependence on any particular product line and lessen the impact of the seasonal nature of its business. The success of the Company, however, will still largely remain dependent on its ability to contract with and retain key licensees and the licensees' ability to retain key licenses, to predict accurately upcoming fashion trends among its customer base, to build and maintain brand awareness and to fulfill the product requirements of the retail channel within the shortened timeframe required. Unanticipated changes in consumer fashion preferences, slowdowns in the United States economy, changes in the prices of supplies, consolidation of retail establishments, among other factors noted herein, could adversely affect the Company's future operating results. The Company's products are marketed primarily for Fall and Spring seasons, with slightly higher volumes of products sold during the second fiscal quarter.

Effects of Inflation. The Company does not believe that the relatively moderate rates of inflation experienced over the past few years in the United States, where it primarily competes, have had a significant effect on revenues or profitability.

Summary of Operating Results:

     The Company had net income of $518,000 and $551,000 for the quarter ("Second Quarter")and six months ("Six Months") ended July 31, 2004, respectively, compared to net loss of $3.8 million and $3.1 million for the quarter and six months ended July 31, 2003, respectively. In the Second Quarter, there was no special charge compared to $2.5 million of special charges in the quarter ended July 31, 2003. Interest expense in the Second Quarter was $740,000 as compared to $843,000 of interest expense for the comparable period a year ago. In the Six Months, there was $99,000 of special charges and $1.4 million of interest expense as compared to $2.9 million of special charges and $1.7 million of interest expense for the comparable period a year ago.

     The Company's operating income were $1.3 million and $2.0 million for the Second Quarter and the Six Months, respectively, compared to operating loss of $2.9 million and $1.3 million in the comparable prior year periods, respectively.

     During Fiscal 2004, the Company exited the operating footwear business, closing its wholesale and retail footwear businesses and granting footwear licenses to third party licensees, which significantly impacted its operating results and its comparability to prior periods.

Results of Operations

For the three months ended July 31, 2004

Revenues. During the Second Quarter, consolidated net sales decreased from the comparable prior year quarter by $13.6 million to $26.6 million. As a result of the Company's license of its footwear operations in May 2003, there were no wholesale or retail women's footwear net sales in the Second Quarter as compared to $10.6 million in the prior year quarter. There will be no net sales for wholesale and retail women's footwear for the remainder of Fiscal 2005 and thereafter.

Unzipped's net sales decreased by $2.8 million from $23.6 million in the prior year quarter to $20.8 million in Second Quarter. This decrease consists of a $4.5 million decrease related to the number of units sold, partially offset by $953,000 related to unit price increases and a $811,000 decrease in deductions for returns and allowances. Deductions for returns and allowances for Unzipped in the Second Quarter were $1.6 million or 7.0% of its gross sales as compared to $2.4 million, or 9.2% of its gross sales during the comparable prior year period.

Bright Star men's private label footwear net revenues decreased from $6.0 million in the prior year quarter to $5.8 million in the Second Quarter.

Licensing income increased $243,000, or 13.2% to $2.1 million in the Second Quarter from $1.8 million in the prior year quarter. The increase was due primarily to revenue generated by new licenses as the Company transitioned from an operating footwear business to a licensing business.

Gross Profit. Consolidated gross profit decreased by $3.2 million to $5.9 million in the Second Quarter from $9.1 million in the prior year quarter. There was no gross profit from wholesale and retail women's footwear in the Second Quarter as compared to $1.1 million in the prior year quarter. Unzipped's gross profit in Second Quarter was $3.3 million, or 15.7 % of its net revenues as compared to $5.4 million, or 22.9% of net revenues in the prior year quarter. Unzipped's gross profit in the Second Quarter included $737,400 adjustment from the Shortfall Payment (See Note F to Condensed Consolidated Financial Statements). Unzipped's gross profit before the adjustment was $2.5 million or 12.1% of its net revenues, a 10.8% decrease from 22.9% achieved in the prior year quarter, primarily resulting from the increase in reserves in obsolete inventories and deductions for returns and allowances discussed above. Bright Star gross profit decreased by $139,000 from $693,000 in the prior year quarter to $554,000 in the Second Quarter.

Operating Expenses. During the Second Quarter, consolidated selling, general and administrative expenses decreased by $4.9 million to $4.7 million from $9.6 million in the prior year quarter. Selling, general and administrative expenses related to the Company's activities other than Unzipped decreased by $4.5 million to $1.9 million in the Second Quarter as compared to $6.4 million in the comparable prior year period. The decrease resulted from the Company's closing its wholesale and retail women's footwear operations and transitioning to a licensing business during the second half of Fiscal 2004. The Company anticipates further significant decreases in selling, general and administrative expenses for the remainder of Fiscal 2005, its first full year under the licensing model when compared to the prior year periods. Included in the Second Quarter was $232,000 from the recovery of a bad debt written off in the prior year. Selling, general and administrative expenses for Bright Star were $257,000 in the Second Quarter, $70,000 decrease from $327,000 in the prior year quarter, primarily due to the recovery of bad debt written off in prior year end.

Unzipped's selling, general and administrative expenses decreased $328,000 in the Second Quarter to $2.8 million as compared to $3.1 million in the prior year quarter. As a percentage of net sales, Unzipped's selling, general and administrative expenses decreased to 13.8% in the Second Quarter as compared to 13.3% in prior year quarter.

For the Second Quarter, the Company incurred no special charges as compared to $2.4 million in the prior year quarter, which consisted of $2.1 million charges related to the Transition, $260,000 severance pay and other benefits for terminated employees, and $81,000 legal fees related to the settlement of the Company's SEC investigation. (See Note F to Condensed Consolidated Financial Statements)

Interest Expense. Interest expense decreased by $103,000 in the Second Quarter to $740,000, compared to $843,000 in the prior year quarter. Included in interest expense in the Second Quarter was $182,000 from Unzipped's revolving credit facility, as compared to $189,000 in the prior year period, a decrease of $7,000. The Unzipped interest expense decrease resulted from lower average outstanding borrowing and, to a lesser extent, lower average interest rates as compared to the prior year period. There was no interest expense under the revolving credit facility for the operating footwear business in the Second Quarter, compared to $65,000 in the prior year quarter, as the Company closed its operating wholesale and retail footwear business. Also included in interest expense in the Second Quarter was $165,000 from the 8% senior subordinated note in connection with the Unzipped acquisition as compared to $220,000 in the prior year quarter. Interest expense in the Second Quarter associated with the asset backed notes issued by IPH, a subsidiary of the Company was $391,000 as compared to $369,000 in the comparable period in the prior year.

Income Tax Expense. No tax expense was recorded for the current and prior year quarter, due to a reduction in the valuation reserve, which offsets the income tax provision.

Net Income(loss). The Company recorded net income of $518,000, compared to $3.8 million net loss in the comparable quarter of prior year.

For the six months ended July 31, 2004

Revenues. During the Six Months, consolidated net sales decreased from the comparable prior year period by $36.2 million to $47.9 million. As a result of the Company changing to licensing arrangements in its footwear operations in May 2003, there were no wholesale or retail women's footwear net sales in the Six Months as compared to $30.7 million in the prior year period. The revenues in Six Months reflect an increase of $5.5 million in sales and cost of sales in the first quarter ended April 30, 2004 from the Company's Bright Star subsidiary to recognize, as gross sales, certain revenues previously recorded as net sales. This change will be reported in an amended 10Q filing for the quarter ended April 30, 2004. This reclassification does not affect the previously reported gross profit, operating income, net income or earnings per share and no similar change is required for prior period. There will be no net sales for wholesale and retail women's footwear for the remainder of Fiscal 2005 and thereafter.

Unzipped's net sales decreased by $8.7 million from $40.8 million in the prior year period to $32.1 million in Six Months. This decrease consists of a $8.0 million decrease related to the number of units sold, and $1.1 million related to unit price decreases, partially offset by a $400,000 decrease in deductions for returns and allowances.

In the Six Months, Bright Star men's private label footwear net revenues increased from $9.6 million in the prior year period to $11.8 million. As mentioned above, the revenues in Six Months reflect an increase of $5.5 million in sales and cost of sales in the first quarter ended April 30, 2004 from the Company's Bright Star subsidiary to recognize, as gross sales, certain revenues previously recorded as net sales. This change will be reported in an amended 10Q filing for the quarter ended April 30, 2004. This reclassification does not affect the previously reported gross profit, operating income, net income or earnings per share.

Licensing income increased $1.0 million, or 33.2% to $4.0 million in the Six Months from $3.0 million in the prior year period. The increase was due primarily to revenue generated by new licenses as the Company transitioned from an operating footwear business to a licensing business.

Gross Profit. Consolidated gross profit decreased by $10.1 million to $10.8 million in the Six Months from $20.9 million in the prior year period. There was no gross profit from wholesale and retail women's footwear in the Six Months as compared to $8.3 million in the prior year period. Unzipped's gross profit in Six Months was $5.8 million, or 18.0 % of its net revenues as compared to $8.7 million, or 21.4% of net revenues in the prior year period. Unzipped's gross profit in the Six Months included $1.7 million adjustment from the Shortfall Payment (See Note F to Condensed Consolidated Financial Statements). Unzipped's gross profit before the adjustment was $4.1 million or 12.6% of its net revenues, a 8.8% decrease from the gross proft percentage of 21.4% achieved in the prior year period, primarily resulting from the increase in reserves in obsolete inventories and deductions for returns and allowances discussed above. Bright Star gross profit increased from $959,000 in the prior year period to $1.0 million in the Six Months.

Operating Expenses. During the Six Months, consolidated selling, general and administrative expenses decreased by $10.7 million to $8.7 million from $19.4 million in the prior year period. Selling, general and administrative expenses related to the Company's activities other than Unzipped decreased by $9.9 million to $3.9 million in the Six Months as compared to $13.8 million in the comparable prior year period. The decrease resulted from the Company's closing its wholesale and retail women's footwear operations and transitioning to a licensing business during the second half of Fiscal 2004. Included in the Second Quarter was $232,000 from the recovery of a bad debt written off in the prior year. The Company anticipates further significant decreases in selling, general and administrative expenses for the remainder of Fiscal 2005, its first full year under the licensing model when compared to the prior year periods.

Unzipped's selling, general and administrative expenses decreased $753,000 in the Six Months to $4.9 million as compared to $5.6 million in the prior year period. As a percentage of net sales, Unzipped's selling, general and administrative expenses increased to 15.1% in the Six Months as compared to 13.7% in prior year period. Selling, general and administrative expenses for Bright Star were $545,000 in the Six Month, $67,000 decrease from $612,000 in prior year period, primarily due to the recovery of bad debt written off in prior year end.

For the Six Months, the Company's special charges included $99,000, consisting primarily of legal and professional fees as compared to $2.9 million in the prior year period, which consisted of $2.1 million charges related to the Transition, $260,000 severance pay and other benefits for terminated employees, $432,000 legal fees related to the settlement of the Company's SEC investigation and $82,500 penalty paid to Sweet for late stock registration in connection with the Unzipped acquisition (See Note F to Condensed Consolidated Financial Statements)

Interest Expense. Interest expense decreased by $280,000 in the Six Months to $1.4 million, compared to $1.7 million in the prior year period. Included in interest expense in the Six Months were $305,000 from Unzipped's revolving credit facility, as compared to $400,000 in the prior year period, a decrease of $95,000. The Unzipped interest expense decrease resulted from lower average outstanding borrowing and, to a lesser extent, lower average interest rates as compared to the prior year period. There was no interest expense under the revolving credit facility for the operating footwear business in the Six Months, compared to $123,000 in the prior year period, as the Company closed its operating wholesale and retail footwear business. Also included in interest expense in the Six Months were $368,000 from the 8% senior subordinated note in connection with the Unzipped acquisition as compared to $440,000 in the prior year period. Interest expense in the Six Months associated with the asset backed notes issued by IPH, a subsidiary of the Company was $758,000 as compared to $748,000 in the comparable period in the prior year.

Income Tax Expense. No tax expense was recorded for the Six Months and comparable prior year period, due to a reduction in the valuation reserve, which offsets the income tax provision.

Net Income(loss). The Company recorded net income of $551,000, compared to $3.1 million net loss in the comparable period of prior year.

Liquidity and Capital Resources


Working Capital.

At July 31, 2004, the current ratio of assets to liabilities was 0.97 to 1 as compared to 1.11 to 1 at July 31, 2003.

The Company continues to rely upon revenues generated from operations, especially licensing and men's private label activity, as well as borrowings under Unzipped's revolving loan to finance its operations. Net cash used in operating activities totaled $6.5 million in the six months ended July 31, 2004, as compared to net cash provided of $1.4 million in the prior year period.

Capital Expenditures.

There were $4,000 capital expenditures for the six months ended July 31, 2004, compared to $133,000 for the six months ended July 31, 2003. The Company does not anticipate any material additional capital expenditures for the reminder of Fiscal 2005.

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

For the six months ended July 31, 2004, Unzipped had a net loss (as defined, for the purpose of determining if the Guarantee has been met) of $875,400, resulting in an adjustment of Shortfall Payment of $1.7 million against the $850,000 six month Guarantee. This adjustment has been recorded in the condensed consolidated income statement as a reduction of Unzipped's cost of sales and on the balance sheet as a reduction of the 8% senior subordinated note due to Sweet, as provided for in the management agreement. After adjusting for the Shortfall Payment, Unzipped's reported GAAP net income for the six months ended July 31, 2004 was $625,000. In the fiscal quarter ended July 31, 2004, the Company stopped making the interest payment on the 8% senior subordinated note to partially offset the Shortfall Payment due from Sweet. Such interest payment is to be resumed after the Shortfall Payment is satisfied.

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

At July 31, 2004, there were no outstanding borrowings under the Credit Facility which was terminated by an agreement dated January 15, 2004.

On February 25, 2003, Unzipped entered into a two-year $25 million credit facility ("the Unzipped Credit Facility") with GE Capital Commercial Services, Inc. ("GECCS") replacing its arrangement with Congress Financial Corporation. Borrowings are limited by advance rates against eligible accounts receivable and inventory balances, as defined. Under the facility, Unzipped may also arrange for letters of credit in an amount up to $5 million. The borrowings bear interest at a rate of 2.25% per annum in excess of the 30 day Commercial Paper rate or 3%, whichever is greater.

At July 31, 2004, Unzipped's borrowings totaled $13.4 million under the revolving credit agreement and the availability under the formula was $2.2 million.

Unzipped is in default of certain covenants under the Unzipped Credit Facility, including the tangible net worth covenant. On September 9, 2004, the Company and Unzipped entered into a Forbearance Agreement with the Lender whereby the Lender agreed to forebear from exercising its remedies under the Unzipped Credit Facility in connection with the defaults, and the Lender agreed to continue to provide financing under the Unzipped Credit Facility, to enable Unzipped to fulfill its remaining purchase orders until the jeans wear business is transitioned to TKO under a licensing arrangement that became effective on August 1, 2004. Borrowings under the Forbearance Agreement are subject to certain advance rate and loan limits at the discretion of the Lender. The outstanding loan as of July 31, 2004 was $13.4 million.

Bond Financing

In August 2002, IPH, an indirect wholly owned subsidiary of the Company, issued in a private placement $20 million of asset-backed notes secured by intellectual property assets (tradenames, trademarks and license payments thereon). The notes have a 7-year term with a fixed interest rate of 7.93% with quarterly principal and interest payments of approximately $859,000. The notes are subject to a liquidity reserve account of $2.9 million, funded by a deposit of a portion of the proceeds of the notes. The net proceeds of $16.2 million were used to reduce amounts due by the Company under its existing revolving credit facilities. Costs incurred to obtain this financing totaled approximately $2.6 million which have been deferred and are being amortized over the life of the debt. At July 31, 2004, the unamortized portion of such costs were $1.9 million.

During the fiscal quarter ended April 30, 2004, IPH amended the asset-backed notes whereby it borrowed an additional $3.6 million. The additional borrowing matures in August 2009, at a floating interest rate of LIBOR + 4.45%, with $500,000 of interest prepaid at closing. The net proceeds of $2.9 million are being used for general working capital purposes. Costs incurred to obtain this financing totaling approximately $178,500 will be deferred and amortized over the life of the debt.

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


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

As a result of the Company's and Unzipped variable rate credit facilities, the Company is exposed to the risk of rising interest rates. The following table provides information on the Company's fixed maturity debt as of July 31, 2004 that is sensitive to changes in interest rates.

 The Unzipped Credit Facility had an average interest rate of
 4.25% for the three month period ended July 21, 2004              $13.4 million

 The IPH's amended asset-backed notes for an additional $3.6 million had an average interest rate of 5.59% for the three
 month period ended July 31, 2004                                  $ 3.6 million


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

The principal executive officer and principal financial officer also conducted an evaluation of internal control over financial reporting ("Internal Control") to determine whether any changes in Internal Control occurred during the quarter ended July 31, 2004 that have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, there has been no such change during the quarter ended July 31, 2004.

PART II.  Other Information

Item 1.  Legal Proceedings

See Note E of Notes to Condensed Consolidated Financial Statements for a description of certain pending legal proceedings.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

During the three months ended July 31, 2004, the Company sold 1 million shares of its unregistered common stock at $2.20 per share to a limited number of individual investors who were the designees of TKO and granted certain of its employees and directors, pursuant to a stock option plan, 10-year non-qualified stock options to purchase a total of 310,000 shares of its common stock at prices ranging from $2.54 to $2.73 per share (an average of $2.59 per share). The shares of common stock were issued in a private transaction that was exempt from registration under Section 4(2) of the Securities Act of 1933 (the "Act") and Regulation D promulgated thereunder. The options were granted in private transactions pursuant to the exemption from registration under Sections 2(a) (3) and 4(2) of the Act.

Item 6.  Exhibits and Reports on Form 8-K

A. Exhibit 10.1 - Employment Agreement Between the Company and David Conn dated May 28, 2004

         Exhibit 10.2 - Non-Qualified Stock Option Agreement Between the Company and Robert D'Loren dated August 25, 2004

         Exhibit 10.3 - Sales of Unzipped Interest to TKO Apparel, Inc.

         Exhibit 10.4 - Stock Purchase Agreement Between the Company and certain designees of TKO Apparel, Inc.

         Exhibit 31.1 - Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         Exhibit 31.2 - Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         Exhibit 32.1 - Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         Exhibit 32.2 - Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

B. Reports on Form 8-K - During the quarter ended July 31, 2004, the Company furnished a report on Form 8-K to report its financial results for the quarter ended April 30, 2004.

Signatures


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        CANDIE'S, INC.
                               ----------------------------------
                                         (Registrant)


Date: September 14, 2004       /s/ Neil Cole
    ----------------------     -------------------------------------------------
                               Neil Cole
                               Chairman of the Board, President
                               And Chief Executive Officer
                               (on Behalf of the Registrant)

Date: September 14, 2004       /s/ Richard Danderline
    ----------------------     ------------------------------------------------
                               Richard Danderline
                               Executive Vice President - Finance and Operations
                               Principal Financial and Accounting Officer