Form 10-Q/A
period 2004-04-30
CANDIES INC
filed 2004-09-17
CIK 857737

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                      ------------------------------------


                                   FORM 10-Q/A




[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended April 30, 2004

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From ________ to ________.


                         Commission file number 0-10593



                                 CANDIE'S, INC.

             (Exact name of registrant as specified in its charter)


           Delaware                                       11-2481903
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)



      215 West 40th Street
           New York, NY                                   10018
----------------------------------------    ------------------------------------
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

                                      INDEX


                                   FORM 10-Q/A


                         CANDIE'S, INC. and SUBSIDIARIES

                                                                                                      Page No.
                                                                                                     -----------
Part I.  Financial Information

Item 1.  Financial Statements - (Unaudited)


         Condensed Consolidated Balance Sheets - April 30, 2004 and January 31, 2004....................   3

         Condensed Consolidated Income Statements - Three Months Ended
               April 30, 2004 and 2003..................................................................   4

         Condensed Consolidated Statement of Stockholders' Equity - Three Months Ended
               April 30, 2004...........................................................................   5

         Condensed Consolidated Statements of Cash Flows - Three Months Ended
               April 30, 2004 and 2003..................................................................   6

         Notes to Condensed Consolidated Financial Statements...........................................   7


Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
               Operations...............................................................................  12

Item 3.   Quantitative and Qualitative Disclosures about Market Risk....................................  16

Item 4.   Controls and Procedures.......................................................................  16


Part II. Other Information..............................................................................

Item 1.   Legal Proceedings.............................................................................  17
Item 2.  Changes in Securities and Use of Proceeds .....................................................  17
Item 3.  Defaults upon Senior Securities (Not Applicable)...............................................
Item 4.  Submission of Matters to a Vote of Security Holders (Not Applicable)...........................
Item 5.  Other Information (Not Applicable).............................................................
Item 6.   Exhibits and Reports on Form 8-K..............................................................  17



Signatures   ...........................................................................................  18


                                Explanatory Note

This Amendment No. 1 is being filed to reflect in the amended Form 10-Q in accordance with the criteria of EITF 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent," an additional $5.5 million in both gross sales and cost of sales attributable to the activities of the Company's Bright Star subsidiary for the three months ended April 30, 2004. These amounts were treated based on net sales and thus not recorded as either gross sales or as cost of sales in the original Form 10-Q. This reclassification does not affect the previously reported gross profit, operating income, net income or earnings per share. The Company is filing this report in order to amend Item 1, "Financial Statements", and Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" solely to the extent necessary to reflect the reclassfications described herein.

Part I.  Financial Information

Item 1. FINANCIAL STATEMENTS-(Unaudited)

Candie's, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

                                                                                   April 30,         January 31,
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

Candie's, Inc. and Subsidiaries


Condensed Consolidated Income Statements
 (Unaudited)

                                                                 Three Months Ended
                                                             April 30,           April 30,
                                                               2004                2003
                                                      ------------------     ------------------
                                                           (Restated)
                                                       (000's omitted, except per share data)
Net sales                                                    $    17,289              $  40,863
Licensing income                                                   1,936                  1,178
                                                      ------------------     ------------------
Net revenue                                                       19,225                 42,041

Cost of goods sold                                                14,283                 30,147
                                                      ------------------     ------------------
Gross profit                                                       4,942                 11,894


Selling, general and administrative expenses                       4,114                  9,861
Special charges                                                       99                    434
                                                      ------------------     ------------------

Operating income                                                     729                  1,599

Other expenses:
        Interest expense - net                                       696                    873
                                                      ------------------     ------------------

Income before income tax provision                                    33                    726

Income tax provision                                                   -                      -
                                                      ------------------     ------------------

Net income                                                 $         33           $        726
                                                      =================      =================

Earnings per share:
                              Basic                          $      0.00           $       0.03
                                                      ==================     ==================

                              Diluted                       $      0.00           $       0.03
                                                      =================      =================


Weighted average number of common shares outstanding:
                              Basic                               26,022                 25,015
                                                      ==================     ==================

                              Diluted                             26,903                 25,054
                                                      ==================     ==================



See notes to condensed consolidated financial statements.

Candie's, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)

Three Months Ended April 30, 2004
(000's omitted)

                                                                  Additional    Retained
                                                 Common Stock       Paid-In     Earnings    Treasury
                                               Shares    Amount     Capital     (Deficit)     Stock      Total
                                       -------------------------------------------------------------------------
Balance at February 1, 2004                    25,915  $    26     $ 71,008   $ (51,499)     $ (667)   $ 18,868
Issuance of common stock to directors ....         21       --           50           --          --         50
Exercise of stock options.................        174       --          332           --          --        332
Net income................................         --       --           --           33          --         33
                                       -------------------------------------------------------------------------
Balance at April 30, 2004                      26,110  $    26     $ 71,390   $ (51,466)     $ (667)   $ 19,283
                                       =========================================================================









See notes to condensed consolidated financial statements.

Candie's, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                                                   Three Months Ended
                                                                                --------------------------
                                                                                 April 30,      April 30,
                                                                                   2004           2003
                                                                                -----------    -----------
                                                                                      (000's omitted)
OPERATING ACTIVITIES:

Net cash used in operating activities......................................     $    (594)      $  (2,868)
                                                                                -----------    -----------
INVESTING ACTIVITIES:
     Purchases of property and equipment...................................            (4)           (246)

Net cash used in investing activities......................................            (4)           (246)
                                                                                -----------    -----------

FINANCING ACTIVITIES:
        Proceeds from long - term debt.....................................          3,600               -
        Payment of long - term debt........................................          (567)           (522)
        Prepaid interest expense - long term...............................          (500)               -
        Deferred financing costs...........................................          (179)            (89)
        Proceeds from exercise of stock options............................            332               -
        Revolving notes payable - bank.....................................        (2,477)           3,292
                                                                                -----------    -----------

Net cash provided by financing activities..................................            209           2,681
                                                                                -----------    -----------


DECREASE IN CASH...........................................................          (389)           (433)
Cash at beginning of period................................................          2,794           1,899
                                                                                -----------    -----------
Cash at end of period......................................................     $    2,405      $    1,466
                                                                                ===========    ===========


Supplemental disclosure of cash flow information:
     Cash paid for interest................................................     $    1,198     $      731
                                                                                ===========    ===========


See notes to condensed consolidated financial statements.

Candie's, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Unaudited)

April 30, 2004



NOTE A     BASIS OF PRESENTATION


The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q/A and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended April 30, 2004 are not necessarily indicative of the results that may be expected for a full fiscal year.


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

         (000's omitted except per share data)                Three Months Ended April 30,
                                                       ----------------------------------------
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

The following is a reconciliation of the shares used in calculating basic and diluted earnings per share:

                                                                                     April 30,
                                                                             -------------------------
                                                                                  2004            2003
                                                                             -------------------------
                                                                                     (000's omitted)
Basic...................................................................          26,022        25,015
Effect of assumed conversions of employee stock options.................             881            39
                                                                             -------------------------
Denominator for diluted earnings per share..............................          26,903        25,054
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

Amounts due to related parties at April 30, 2004 and 2003 and included in accounts payable and accrued expenses, consist of the following (Note - all amounts are non-interest bearing):

         (000's omitted)              As of April 30,
                                      ---------------
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

(000's omitted)                               Footwear         Apparel       Consolidated
                                            ---------------------------------------------

                                             (Restated)
For the fiscal quarter ended April 30, 2004
Total revenues                                $  7,865        $ 11,360          $  19,225
Segment income                                     293             436                729
Net interest expense                                                                  696
Income before provision for income taxes                                        $      33


Capital additions                             $      -        $      4          $       4
Depreciation and amortization expenses        $    357        $    127          $     484

Total assets as of April 30, 2004             $ 28,309        $ 40,196          $  68,505



(000's omitted)                               Footwear         Apparel       Consolidated
                                            ---------------------------------------------
For the fiscal quarter ended April 30, 2003
Total revenues                                $ 24,792        $ 17,249          $  42,041
Segment income                                     750             849              1,599
Net interest expense                                                                  873
Income before provision for income taxes                                        $     726

Capital additions                             $    238        $      8          $     246
Depreciation and amortization expenses        $    368        $     13          $     381

Total assets as of April 30, 2003             $ 54,794        $ 49,078          $ 103,872

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995. The statements that are not historical facts contained in this Form 10-Q/A are forward looking statements that involve a number of known and unknown risks, uncertainties and other factors, all of which are difficult or impossible to predict and many of which are beyond the control of the Company, which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements.


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


Results of Operations

For the three months ended April 30, 2004


Revenues. During the First Quarter, consolidated net sales decreased from the comparable prior year quarter by $23.6 million to $17.3 million. As a result of the Company changing to licensing arrangements in its footwear operations in May 2003, there were no wholesale or retail women's footwear net sales in the First Quarter as compared to $20.0 million in the prior year quarter. There will be no net sales for wholesale and retail women's footwear for the remainder of Fiscal 2005 and thereafter.


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



Bright Star men's private label footwear net revenues (including commission income) increased from $3.6 million in the prior year quarter to $5.9 million in the First Quarter. In addition, gross profit increased from $266,000 in the prior year quarter to $477,000 in the First Quarter. The increase in revenues and gross profit reflects the growth in its business with Wal-Mart, which now represents over 90% of Bright Star's sales.



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



Date: September 17, 2004       /s/ Neil Cole
    ----------------------     -------------------------------------------------
                               Neil Cole
                               Chairman of the Board, President
                               And Chief Executive Officer
                               (on Behalf of the Registrant)

Date: September 17, 2004       /s/ Richard Danderline
    ----------------------     ------------------------------------------------
                               Richard Danderline
                               Executive Vice President - Finance and Operations
                               Principal Financial and Accounting Officer