Form 10-Q
period 2004-10-31
CANDIES INC
filed 2004-12-15
CIK 857737

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                      ------------------------------------

                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the Quarterly Period Ended October 31, 2004

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

Common Stock, $.001 Par Value -- 27,942,694 shares as of December 8, 2004

                                      INDEX

                                    FORM 10-Q

                         CANDIE'S, INC. and SUBSIDIARIES

                                                                                                      Page No.
                                                                                                     -----------
Part I.  Financial Information

Item 1.  Financial Statements - (Unaudited)

         Condensed Consolidated Balance Sheets - October 31, 2004 and January 31, 2004..................   3

         Condensed Consolidated Statements of Operations - Three and Nine Months Ended
               October 31, 2004 and 2003................................................................   4

         Condensed Consolidated Statement of Stockholders' Equity - Nine Months Ended
               October 31, 2004.........................................................................   5

         Condensed Consolidated Statements of Cash Flows - Nine Months Ended
               October 31, 2004 and 2003................................................................   6

         Notes to Condensed Consolidated Financial Statements...........................................   7


Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
               Operations...............................................................................  13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.....................................  18

Item 4.  Controls and Procedures........................................................................  18


Part II. Other Information..............................................................................

Item 1.  Legal Proceedings.............................................................................   19
Item 2.  Unregistered  Sales of Equity Securities and Use of Proceeds (Not Applicable)..................
Item 3.  Defaults upon Senior Securities (Not Applicable)...............................................
Item 4.  Submission of Matters to a Vote of Security Holders ...........................................  19
Item 5.  Other Information (Not Applicable).............................................................
Item 6.  Exhibits......................................................................................   19




Signatures   ...........................................................................................  20


Part I.  Financial Information

Item 1. FINANCIAL STATEMENTS-(Unaudited)

Candie's, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

                                                                                     October 31,      January 31,
                                                                                      2004              2004
                                                                                   ----------        ----------
                                                                                   (Unaudited)
Assets                                                                           (000's omitted, except par value)
Current Assets
    Cash...............................................................           $       692           $2,794
    Accounts receivable, net...........................................                 2,784            3,388
    Due from factors, net..............................................                 2,526            8,953
    Due from affiliate.................................................                   217              174
    Inventories........................................................                 2,055            7,439
    Deferred income taxes..............................................                 1,549            1,549
    Prepaid advertising and other......................................                   852            1,358
                                                                                      -------          -------
Total Current Assets...................................................                10,675           25,655

Property and equipment, at cost:
    Furniture, fixtures and equipment..................................                 2,701            2,670
    Less: Accumulated depreciation and amortization....................                 2,321            2,118
                                                                                      -------          -------
                                                                                          380              552

Restricted cash........................................................                 2,900            2,900

Other assets:
    Goodwill...........................................................                25,241           25,241
    Intangibles, net...................................................                14,943           16,317
    Deferred financing costs, net......................................                 2,230            2,042
    Deferred income taxes..............................................                 2,073            2,073
    Other..............................................................                 2,247               65
                                                                                      -------          -------
                                                                                       46,734           45,738
                                                                                      -------          -------
Total Assets...........................................................              $ 60,689          $74,845
                                                                                      =======          =======

Liabilities and Stockholders' Equity

Current Liabilities:
    Revolving notes payable - banks....................................             $       -        $  12,775
    Accounts payable and accrued expenses..............................                 5,565           10,424
    Due to related parties.............................................                 4,819            2,342
    Current portion of deferred revenue.............................                    1,230            2,010
    Current portion of long-term debt...............................                    3,102            2,354
                                                                                      -------          -------
Total Current Liabilities..............................................                14,716           29,905

Deferred revenue.......................................................                   625            1,052
Long-term liabilities..................................................                21,332           25,020

Stockholders' Equity
    Common stock, $.001 par value - shares authorized 75,000; shares issued
         27,533 at October 31, 2004 and 25,915 issued
         at January 31, 2004...........................................                    29               26
    Additional paid-in capital.........................................                74,999           71,008
    Retained earnings (deficit)........................................              (50,345)         (51,499)
   Treasury stock - at cost  - 198 shares at October 31, 2004 and
        January 31, 2004...............................................                 (667)            (667)
                                                                                      -------          -------
Total Stockholders' Equity.............................................                24,016           18,868
                                                                                      -------          -------

Total Liabilities and Stockholders' Equity.............................             $ 60,689         $  74,845
                                                                                      =======          =======

See notes to condensed consolidated financial statements.

Candie's, Inc. and Subsidiaries


Condensed Consolidated Statements of Operations
 (Unaudited)


                                                             Three Months Ended                 Nine Months Ended
                                                                  October 31,                      October 31,
                                                   --------------------------------- -----------------------------------
                                                           2004            2003             2004             2003
                                                                          (000's omitted, except per share data)

Net sales...........................................   $ 10,679          $25,305           $54,558          $106,382
Licensing income....................................      2,725            1,808             6,745             4,827
                                                    -------------     ------------     -------------    --------------

Net revenues........................................     13,404           27,113            61,303           111,209
Cost of goods sold..................................      7,320           21,189            44,383            84,322
                                                    -------------     ------------     -------------    -------------
Gross profit........................................      6,084            5,924            16,920            26,887

Operating expenses:
Selling, general and administrative expenses.....         4,824            6,251            13,574            25,668
Special charges.....................................          -              764                99             3,648
                                                    -------------     ------------     ------------     --------------
                                                          4,824            7,015            13,673            29,316
                                                    -------------     ------------     -------------    --------------

Operating income (loss).............................      1,260           (1,091)            3,247            (2,429)

Interest expense....................................        657              746             2,093             2,462
                                                    -------------     ------------     -------------    --------------

Income (loss) before income taxes...................        603          (1,837)             1,154           (4,891)

Income tax expense..................................          -               47                 -                47
                                                    -------------     ------------     -------------    --------------

Net income (loss)...................................  $     603         $(1,884)          $  1,154          $ (4,938)
                                                    =============     ============     ============     ==============


Earnings (loss) per common share:
         Basic......................................  $    0.02        $  (0.07)          $   0.04          $  (0.20)
                                                    =============     ===========      =============    ==============
         Diluted....................................  $    0.02        $  (0.07)          $   0.04          $  (0.20)
                                                    =============     ============     =============    ==============

Weighted average number of common shares outstanding:
         Basic......................................     27,264           25,372            26,633            25,153
                                                    =============     ============     ============     ==============
         Diluted....................................     29,462           25,372            28,037            25,153
                                                    =============     ============     =============    ==============



See notes to condensed consolidated financial statements.

Candie's, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)

Nine Months Ended October 31, 2004
(000's omitted)

                                                                  Additional    Retained
                                                 Common Stock       Paid-In     Earnings    Treasury
                                               Shares    Amount     Capital     (Deficit)     Stock      Total
                                       ---------------------------------------------------------------------------
Balance at February 1, 2004                    25,915   $   26    $ 71,008    $ (51,499)     $ (667)    $ 18,868
Issuance of common stock to directors ......       44       --         110            --          --         110
Issuance of common stock to designees of
       TKO Apparel, Inc.....................    1,000        1       2,184            --          --       2,185
Issuance of common stock to B.E.M.
      Enterprises, Ltd for asset acquisition      215        1         949            --          --         950
Issuance of common stock to a non-employee .       10       --          25            --          --          25
Exercise of stock options...................      349        1         723            --          --         724
Net income..................................       --       --          --         1,154          --       1,154
                                       ---------------------------------------------------------------------------
Balance at October 31, 2004                    27,533  $    29    $ 74,999    $ (50,345)     $ (667)    $ 24,016
                                       ===========================================================================








See notes to condensed consolidated financial statements.

Candie's, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                                                       Nine Months Ended
                                                                                -------------------------------
                                                                                October 31,    October 31,
                                                                                   2004           2003
                                                                                -------------------------------
                                                                                      (000's omitted)
OPERATING ACTIVITIES:

Net cash provided by operating activities..................................      $   4,831      $   11,265
                                                                                -------------------------------
INVESTING ACTIVITIES:
     Purchases of property and equipment...................................           (31)           (133)
                                                                                -------------------------------

Net cash used in investing activities......................................           (31)           (133)
                                                                                -------------------------------

FINANCING ACTIVITIES:
        Proceeds from long - term debt.....................................          3,600               -
        Proceeds of loans from related parties.............................          1,711               -
        Payment of long-term debt..........................................        (1,869)         (1,599)
        Prepaid interest expense - long term...............................          (500)               -
        Deferred financing costs...........................................             24            (89)
        Proceeds from common stock issuance................................          2,184               -
        Proceeds from exercise of stock options............................            723             827
        Repayment of revolving notes payable - bank........................       (12,775)        (11,126)
                                                                                -------------------------------

Net cash provided by (used in) financing activities........................        (6,902)        (11,987)
                                                                                -------------------------------


INCREASE (DECREASE) IN CASH................................................        (2,102)           (855)
Cash at beginning of period................................................          2,794           1,899
                                                                                -------------------------------
Cash at end of period......................................................      $     692      $    1,044
                                                                                ===============================


Supplemental disclosure of cash flow information:
     Cash paid for interest................................................      $   2,225      $    2,356
                                                                                ===============================

See notes to condensed consolidated financial statements.

Candie's, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Unaudited)

October 31, 2004


NOTE A     BASIS OF PRESENTATION AND FISCAL YEAR END

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine-month period ended October 31, 2004 are not necessarily indicative of the results that may be expected for a full fiscal year.

On December 7, 2004, the Company announced that beginning January 1, 2005, it will change its fiscal year to a calendar year beginning on January 1st and ending on December 31st. The change is designed to align the Company's financial reporting with that of its licensees. As a result, the current fiscal period will be reported as an eleven month period ending on December 31, 2004.

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


          (000's omitted except per share data)              Three Months Ended            Nine Months Ended
                                                                                                            -
                                                                 October 31,                   October 31,
                                                                 -----------                   -----------
                                                                 2004           2003           2004            2003
                                                       --------------  -------------  -------------  --------------

         Net income (loss) - as reported                    $     603       $(1,884)     $    1,154        $(4,938)
         Deduct: Stock-based employee compensation
                   determined under the fair value based
                   method                                       (447)          (686)        (1,341)         (1,421)
                                                       --------------  -------------  -------------  --------------
              Pro forma net income (loss)                   $     156       $(2,570)       $  (187)        $(6,359)
                                                       ==============  =============  =============  ==============

         Basic and diluted earnings (loss) per share:
              As reported                                     $  0.02        $(0.07)      $    0.04         $(0.20)
                                                       ==============  =============  =============  ==============
              Pro forma                                       $  0.01        $(0.10)       $ (0.01)         $(0.25)
                                                       ==============  =============  =============  ==============

NOTE C     FINANCING AGREEMENTS

In August 2002, IP Holdings LLC ("IPH"), an indirect wholly owned subsidiary of the Company, issued $20 million of asset-backed notes in a private placement secured by intellectual property assets (trade names, trademarks and license payments thereon). The notes have a 7-year term with a fixed interest rate of 7.93% with quarterly principal and interest payments of approximately $859,000.

The notes are subject to a liquidity reserve account of $2.9 million (reflected as restricted cash in the accompanying balance sheet) funded by a deposit of a portion of the proceeds of the notes. The net proceeds of $16.2 million were used to reduce amounts due by the Company under its existing revolving credit facilities. Concurrent with this payment, the credit facility was further amended to eliminate the over-advance provision along with certain changes in the availability formula. Costs incurred to obtain this financing totaled approximately $2.6 million which amount have been deferred and is being amortized over the life of the debt.

In April 2004, IPH amended the asset-backed notes to borrow an additional $3.6 million. The additional borrowing matures in August 2009, at a floating interest rate of LIBOR + 4.45%, with $500,000 of interest prepaid at closing. The net proceeds of $2.9 million were for general working capital purposes. Costs incurred to obtain this financing totaling approximately $178,500 has been deferred and amortized over the life of the debt.

See Note F of the Notes to the Condensed Consolidated Financial Statements regarding the financing agreement of Unzipped Apparel, LLC ("Unzipped"), the Company's wholly-owned subsidiary.

NOTE D     EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share includes no dilution and is computed by dividing earnings (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options, warrants and convertible preferred stock. At October 31, 2004, approximately 6.5 million options were outstanding under the Company's various option plans.

The following is a reconciliation of the shares used in calculating basic and diluted earnings (loss) per share:

                                                                 Three Months Ended October 31,   Nine Months Ended October 31,
                                                                 ------------------------------   -----------------------------
                                                                        2004          2003              2004        2003
                                                                 ------------------------------   -----------------------------
                                                                                        (000's omitted)
Basic ..........................................................          27,264       25,372         26,633      25,153
Effect of assumed conversions of employee stock options.........           2,198            -          1,404           -
                                                                 ------------------------------   -----------------------------
Diluted ........................................................          29,462       25,372         28,037      25,153
                                                                 ==============================   =============================


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

In November 2001, the Company settled a litigation filed in December 2000 in the United States District Court for Southern District of New York, by Michael Caruso, as trustee of the Claudio Trust and Gene Montasano (collectively, "Caruso"). The settlement agreement between the Company and Caruso provided for the Company to pay to Caruso equal quarterly payments of $62,500, up to a maximum amount of $1 million, over a period of four years. However, the Company's obligation to make these quarterly payments terminated on or about November 15, 2004 based upon a provision of the settlement agreement that stated that in the event that the last daily sale price per share of the Company's common stock reached at least $4.98 during any ten days within a thirty day period, the Company's obligation to make the quarterly payments would terminate. The remaining balance of $238,000 will be recognized as a reduction of special charges in the fourth quarter of the current fiscal year.

In January 2002, Redwood Shoe Corporation ("Redwood"), one of the Company's former buying agents of footwear filed a complaint against the Company in the United States District Court for the Southern District of New York, alleging that the Company breached various contractual obligations to Redwood and seeking to recover damages in excess of $20 million and its litigation costs. The Company filed a motion to dismiss certain counts of the complaint based upon Redwood's failure to state a claim, in response to which Redwood has filed an amended complaint. The Company moved to dismiss certain parts of the amended complaint. The magistrate assigned to the matter granted, in part, the Company's motion to dismiss, and this ruling is currently pending before the District Court. The Company intends to vigorously defend the lawsuit, and file counterclaims against Redwood after the District Court rules on the pending motion to dismiss. At October 31, 2004 and 2003, the payable to Redwood totaled approximately $1.8 million which is subject to any claims, offsets or other deductions the Company may assert against Redwood.

On August 5, 2004, the Company, along with Unzipped Apparel, LLC. ("Unzipped"), Michael Caruso & Co., Inc. and IPH (collectively, "Plaintiffs") commenced a lawsuit in the Superior Court of California, Los Angeles County, against Unzipped's former manager, former supplier and former distributor, Sweet Sportswear, LLC ("Sweet"), Azteca Production International, Inc. ("Azteca"), and Apparel Distribution Services, LLC ("ADS"), and a principal of these entities and former Company Board member, Hubert Guez (collectively, "Defendants").
Plaintiffs amended their Complaint on November 22, 2004. In their Amended Complaint, Plaintiffs allege that Defendants' fraudulently induced Plaintiffs to purchase Sweet's 50% interest in Unzipped for an inflated price, Sweet and Azteca committed material breaches of the management, supply and distribution agreements and Guez materially breached his fiduciary obligations to the Company while a member of the Company's Board of Directors, and seeks damages in excess of $50 million. Additionally, Plaintiffs allege that Defendants have imported, distributed and sold goods bearing the Company's BONGO(R) trademarks in violation of federal and California law. On August 31, 2004, the Superior Court granted Plaintiffs' request for preliminary injunctive relief, and ordered Defendants to make available to Plaintiffs approximately 657,000 pairs of BONGO(R) jeans in Defendants' possession or control upon Plaintiffs making a $75,600 cash payment into the Court's escrow account and posting a $1.7 million bond with the Court. Plaintiffs made the required payment into the Court's escrow account, and Defendants released the BONGO(R) jeans encompassed by the Court's injunction.

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

Acquisition:

On April 23, 2002, the Company acquired the remaining 50% interest in Unzipped from Sweet for 3 million shares of the Company's common stock and $11 million in debt evidenced by an 8% senior subordinated note due 2012. In connection with the acquisition of Unzipped, the Company filed a registration statement with the SEC for the 3 million shares of the Company's common stock issued to Sweet. The terms of this agreement provided that in the event the registration statement was not declared effective by April 23, 2003, the Company would be required to pay penalties to Sweet. Since the registration statement was not declared effective by the SEC until July 29, 2003, the Company was required to pay
$82,500 to Sweet as a penalty. The Company recorded $82,500 expense for such penalty in the quarter ended April 30, 2003.

Revolving Credit Agreement:

On February 25, 2003, Unzipped entered into a two-year $25 million credit facility ("the Unzipped Credit Facility") with GE Capital Commercial Services, Inc. ("GECCS" or "the Lender"). Borrowings were limited by advance rates against eligible accounts receivable and inventory balances, as defined. Under the facility, Unzipped could also arrange for letters of credit in an amount up to $5 million. The borrowings bore interest at a rate of 2.25% per annum in excess of the 30 day Commercial Paper rate or 3%, whichever is greater.

Borrowings under the facility were secured by substantially all of the assets of Unzipped. In addition, Unzipped had agreed to subordinate its accounts payable to Azteca, ADS and Sweet to GECCS. Unzipped was required to meet a minimum tangible net worth covenant, as defined. At October 31, 2004, the loan had been repaid in full and the borrowing arrangement with GECCS was terminated.

Related Party Transactions:

Prior to August 5, 2004, Unzipped was managed by Sweet pursuant to a management agreement. Unzipped also had a supply agreement with Azteca and a distribution agreement with ADS. All of these entities are owned or controlled by Hubert Guez. On August 5, 2004, Unzipped terminated the management agreement with Sweet, the supply agreement with Azteca and the distribution with ADS, and at the same time with the Company commenced a lawsuit against Sweet, Azteca, ADS and Hubert Guez. See Note E of Notes to Condensed Consolidated Financial Statements.

Until August 5, 2004, the Company had a management agreement with Sweet for a term ending January 31, 2005, which provided for Sweet to manage the operations of Unzipped in return for, commencing in Fiscal 2004, a management fee based upon certain specified percentages of net income that Unzipped achieved during the three-year term. In addition, Sweet guaranteed that the net income, as defined, of Unzipped shall be no less than $1.7 million for each year during the term commencing in Fiscal 2004 (the "Guarantee"), or $425,000 per quarter. In the event that the Guarantee is not met, Sweet is obligated to pay the difference between the actual net income, as defined, and the Guarantee (the "Shortfall Payment").

For the quarter ended October 31, 2004, Unzipped had a net loss (as defined, for the purpose of determining if the Guarantee has been met) of $3.1 million. Based upon the $425,000 quarterly Guarantee, a Shortfall Payment of $3.5 million was computed for the quarter ended October 31, 2004. Of this total adjustment, $3.1 million has been recorded in the condensed consolidated income statement as a reduction of Unzipped's cost of sales and on the balance sheet as a reduction of the 8% senior subordinated note due to Sweet, as provided for in the management agreement. The Company believes that it is entitled to the full quarterly Guarantee of $425,000 for each of the third and fourth quarters under the management agreement with Sweet notwithstanding the termination of the management agreement on August 5, 2004. However, for financial statement purposes, the Company has pro-rated the $425,000 third quarter Guarantee to the termination date, and has established a reserve of $400,000 for the difference, pending the outcome of its litigation. See Note E of Notes to Condensed Consolidated Financial Statements. After adjusting for the Shortfall Payment, Unzipped's reported net loss for the quarter ended October 31, 2004 was $89,400. In the fiscal quarter ended October 31, 2004, the Company did not make an interest payment on the 8% senior subordinated note to partially offset the Shortfall Payment of January 31, 2004 due from Sweet. Such interest payment is to be resumed if and when the Shortfall Payment is satisfied.

For the nine months ended October 31, 2004, Unzipped had a net loss (as defined, for the purpose of determining if the Guarantee has been met) of $4.2 million, resulting in an adjustment of Shortfall Payment of $5.2 million based on a $1.3 million nine- month Guarantee. Of this total, $4.8 million has been recorded in the condensed consolidated income statement as a reduction of Unzipped's cost of sales and on the balance sheet as a reduction of the 8% senior subordinated note due to Sweet, as provided for in the management agreement. As discussed above, the Company believes that it is entitled to a quarterly Guarantee of $425,000 for each of the third and forth quarters under the management agreement with Sweet notwithstanding the termination of the management agreement on August 5, 2004. After adjusting for the Shortfall Payment, Unzipped's reported net income for the nine months ended October 31, 2004 was $535,600.

Until August 5, 2004, Unzipped had a distribution agreement with ADS for a term ending January 31, 2005. The agreement provided for a per unit fee for warehousing and distribution functions and per unit fee for processing and invoicing orders. The agreement also provided for reimbursement for certain operating costs incurred by ADS and charges for special handling fees at hourly rates approved by management.

Prior to August 5, 2004, Azteca also allocated expenses to Unzipped for Unzipped's use of a portion of Azteca's office space, design and production team and support personnel.

The related party transactions are summarized as follows ('000 omitted):

                                         Three Months Ended October 31,            Nine Months Ended October 31,
                                              2004             2003                  2004              2003
                                         --------------    -------------        --------------   ---------------
Products purchased from Azteca                  $   436         $ 9,939               $22,886          $38,317
Allocated office space, design and
    production team and support
    personnel expense from Azteca                     -             112                   118              342
Management fee                                        -            (75)                     -              402
Expenses of distribution services per
    distribution agreement with ADS                 480             581                 2,405            2,663


Until August 5, 2004, Unzipped occupied office space in a building rented by ADS and Commerce Clothing Company, LLC (Commerce), a related party to Azteca.

On June 9, 2004, the Company entered into a license agreement with TKO Licensing, Inc. ("TKO"), pursuant to which the Company entered into a license to design, manufacture, sell and distribute BONGO(R) name on jeans wear effective August 1, 2004. The Company also entered into an agreement to sell Unzipped to TKO on or before February 1, 2005 for a purchase price based on the tangible net worth of Unzipped at the time of closing.

On September 21, 2004, Unzipped entered into an agreement with Bongo Apparel, Inc ("Bongo Apparel", an affiliate of TKO) to assist the Company with the management of Unzipped through January 31, 2005. As part of the agreement, Bongo Apparel agreed to lend Unzipped up to $2.5 million under a revolving note due January 31, 2005 at a rate of prime rate plus 1% (5.75% at October 31, 2004) per annum. At October 31, 2004, Unzipped had $1.5 million outstanding under the note. In connection with this agreement, Unzipped was charged $189,000 of fees and expenses by Bongo Apparel during the quarter.

On September 14, 2004, the Company borrowed $400,000 from Neil Cole, the President and CEO of the Company. The Company repaid $200,000 on October 12, 2004. The balance was repaid on December 1, 2004. The loan bore interest at the rate of 2% per annum.

Amounts due to related parties at October 31, 2004 consist of the following:

                  (`000 omitted)
         Azteca                               $ 2,261
         Sweet                                      -
         ADS                                      847
         Due from Bongo Apparel                 1,511
         Due from Neil Cole                       200
                                            ---------
                                              $ 4,819
                                            =========

NOTE G     BADGLEY MISCHKA LICENSING LLC

On October 29, 2004 (the "Closing Date"), the Company acquired the principal assets (the "Purchased Assets") of B.E.M. Enterprise, Ltd. ("BEM"), the holding company for the designer business "Badgley Mischka" from parent company Escada U.S.A. The purchased assets include the Badgley Mischka trademark, two existing licenses and the rights to operate the existing Badgley Mischka retail store located on Rodeo Drive in Beverly Hills, California. The purchase price for the transaction was $950,000, which was paid by the Company's issuance of 214,981 shares of the Company's common stock. The purchase price of the Purchased Assets is subject to an upward adjustment in the event that the closing sale price of the Company's common stock on the date which is 180 days after the Closing Date is less than the closing sale price on the Closing Date. Any such adjustment will also be paid in shares of the Company's common stock. The Company filed a registration statement with the SEC for the resale of the 214,981 shares of the Company's common stock issued to BEM. The registration statement was declared effective by the SEC on December 1, 2004.

In the accompanying balance sheet, the purchase price is reflected as other long term assets. The Company is in the process of obtaining a third party valuation of the acquired intangible assets, thus the allocation of the purchase price is subject to change.

The Company was advised in the transaction by UCC Capital Corporation ("UCC"), of which Robert D'Loren, a director of the Company, is President. In connection with the services provided in the acquisition, UCC received 50,000 stock options and will receive a fee of 5% of the gross revenues that the Company derives from the Badgley Mischka Trademark and all derivative trademarks. In addition, should the Company sell all or substantially all of the acquired assets, UCC will receive a cash payment calculated under a formula based on the sales price.

NOTE H     SEGMENT INFORMATION

The Company identifies operating segments based on, among other things, the way the Company's management organizes the components of its business for purposes of allocating resources and assessing performance. With the acquisition of Unzipped, the Company redefined the reportable operating segments. The Company's operations are now comprised of two reportable segments: footwear and apparel. Segment revenues are generated from the royalty income from licensees and the sale of footwear, apparel and accessories through wholesale channels and the Company's retail locations. The Company defines segment income as operating income before interest expense and income taxes. Summarized below are the Company's segment revenues, income (loss) and total assets by reportable segments for the fiscal quarter ended October 31, 2004.


(000's omitted)                               Footwear         Apparel           Consolidated
                                            -------------------------------------------------
For the fiscal quarter ended October 31, 2004
Total revenues                               $  10,039         $ 3,365          $  13,404
Segment income                                   1,256               4              1,260
Net interest expense                                                                  657
Income before provision for income taxes                                        $     603

For the nine months ended October 31, 2004
Total revenues                               $  25,809        $ 35,494          $  61,303
Segment income                                   2,312             935              3,247
Net interest expense                                                                2,093
Income before provision for income taxes                                        $   1,154

Total assets as of October 31, 2004           $ 27,581        $ 33,108          $  60,689

For the fiscal quarter ended October 31, 2003
Total revenues                                $ 14,347        $ 12,766          $  27,113
Segment (loss) income                            (719)           (372)            (1,091)
Net interest expense                                                                  746
Loss before provision for income taxes                                          $ (1,837)

For the nine months ended October 31, 2003
Total revenues                                $ 57,592        $ 53,617          $ 111,209
Segment (loss) income                          (5,191)           2,762            (2,429)
Net interest expense                                                                2,462
Loss before provision for income taxes                                          $ (4,891)

Total assets as of October 31, 2003           $ 36,276        $ 40,899          $  77,175

NOTE I     SUBSEQUENT EVENTS

On December 6, 2004, a license agreement (the "License Agreement") was entered into by and among the Company, IPH, and Kohl's Department Stores, Inc. ("Kohl's"). Pursuant to the License Agreement, the Company granted Kohl's the exclusive right to design, manufacture, sell and distribute a broad range of products under the CANDIE'S(R) trademark, including women's, juniors' and children's apparel, accessories (except optical), beauty and personal care products, home accessories and electronics. Kohl's was also granted the non-exclusive right to sell footwear and handbags bearing the CANDIE'S brand through December 31, 2006, which rights become exclusive to Kohl's on January 1, 2007.

In connection with the Kohl's License Agreement, on December 6, 2004, the Company also amended the Company's existing exclusive footwear license agreement with Steve Madden Ltd. ("SML") dated May 12, 2003, to provide Kohl's with the exclusive rights to footwear commencing January 1, 2007. In connection with the amendment, the Company is forgoing certain minimum royalties from SML. The amendment also provides for the Company to make certain payments to SML in the event that Kohl's fails to purchase certain amounts of footwear from SML through January 2011.

On December 7, 2004, the Company announced that beginning January 1, 2005, it will change its fiscal year to a calendar year beginning on January 1st and ending on December 31st. The change is designed to align the Company's financial reporting with that of its licensees. As a result, the current fiscal period will be reported as an eleven month period ending on December 31, 2004.

Subsequent to October 31, 2004, the Company's obligation to make quarterly payments pursuant to the settlement agreement with Caruso (See Note E of Notes to Condensed Consolidated Financial Statements) was terminated as the last daily sales price per share of the Company's common stock exceeded the $4.98 per share requirement for any ten days within a thirty day period. As a result, the Company will realize the remaining balance of $238,000 as a reduction of special charges in the fourth quarter.

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

Such factors include, but are not limited to, uncertainty regarding continued market acceptance of current products and the ability of licensees to successfully develop and market new products, particularly in light of rapidly changing fashion trends, the impact of supply and manufacturing constraints or difficulties relating to their dependence on foreign manufacturers, uncertainties relating to customer plans and commitments, the ability of licensees to sell branded products, competition, uncertainties relating to economic conditions in the markets in which the licensees operate, the ability to hire and retain key personnel, the ability to obtain capital if required, the risks of litigation and regulatory proceedings, the risks of uncertainty of trademark protection, the uncertainty of marketing and licensing trademarks and other risks detailed below and in the Company's other Securities and Exchange Commission filings.

The words "believe", "expect", "anticipate", "seek" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date the statement, was made.

General Introduction. In May 2003, the Company changed its business model by licensing the CANDIE'S(R) and BONGO(R) trademarks for footwear to Steven Madden, Ltd. and Kenneth Cole Productions, Inc., respectively, effectively eliminating the Company's operations as they related to the production and distribution of women's and girl's footwear. In conjunction with the elimination of its footwear operations, the Company closed all of its retail stores during Fiscal 2004. On June 9, 2004, the Company licensed its jean wear business to TKO effective August 1, 2004. The license expires on December 31, 2007 subject to certain renewal options and is subject to TKO meeting certain performance and minimum net sales standards. See Note F of Notes to Condensed Consolidated Financial Statements. The Company also markets and sells a variety of men's outdoor boots and casual shoes under private label brands through Bright Star Footwear, LLC ("Bright Star").

On June 9, 2004, the Company entered into an agreement with TKO whereby TKO agreed to purchase Unzipped on or before February 1, 2005 for a purchase price based on the tangible net worth of Unzipped on the date of closing. See Note F of Notes to Condensed Consolidated Financial Statements. Further, in June 2004, TKO agreed that it or its designees would purchase 1 million shares of the Company's restricted common stock for an aggregate price of $2.2 million and the Company sold the shares to such designees. In connection therewith, the Company subsequently filed with SEC a registration statement, which was declared effective on July 2, 2004.

As a result of the Company's transition to a licensing business, the Company's operating results are not comparable to prior years. Further, since there will be no net sales attributable to women's wholesale and retail footwear activities in Fiscal 2005 and thereafter the results for Fiscal 2005 and 2006 are also expected to be non-comparable to Fiscal 2004 and prior years.

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

Summary of Operating Results:

     The Company had net income of $603,000 and $1.2 million for the quarter ("Third Quarter")and nine months ("Nine Months") ended October 31, 2004, respectively, compared to net losses of $1.9 million and $4.9 million for the quarter and nine months ended October 31, 2003, respectively. In the Third Quarter, there were no special charges compared to $764,000 in the quarter ended October 31, 2003. Interest expense in the Third Quarter was $657,000 as compared to $746,000 of interest expense for the comparable period a year ago. In the Nine Months, there was $99,000 of special charges and $2.1 million of interest expense as compared to $3.6 million of special charges and $2.5 million of interest expense for the comparable period a year ago.

     The Company's operating income was $1.3 million and $3.2 million for the Third Quarter and the Nine Months respectively, compared to an operating loss of $1.1 million and $2.4 million in the comparable prior year periods, respectively.

     During Fiscal 2004, the Company exited the operating footwear business, closing its wholesale and retail footwear businesses and granting footwear licenses to third party licensees, which significantly impacted its operating results and its comparability to prior and subsequent periods.

Results of Operations

For the three months ended October 31, 2004

Revenues. During the Third Quarter, consolidated net sales decreased from the comparable prior year quarter by $14.6 million to $10.7 million. As a result of the Company's license of its footwear operations in May 2003, there were no wholesale or retail women's footwear net sales in the Third Quarter as compared to $5.5 million in the prior year quarter. There will be no net sales for wholesale and retail women's footwear for the remainder of Fiscal 2005 and thereafter.

Unzipped's net sales decreased by $9.4 million from $12.8 million in the prior year quarter to $3.4 million in Third Quarter. This decrease resulted primarily from transitioning of the jeans wear business from an operating business to a licensing business. The Company entered into a licensing agreement with TKO for Bongo jeans wear that was effective on August 1, 2004. The Company anticipates that this transition will be complete as of December 31, 2004 and as a result anticipates that Unzipped's net sales and gross profit in the fourth quarter will be significantly less than those reported in the prior year comparable quarter.

Bright Star men's private label footwear net revenues increased from $7.0 million in the prior year quarter to $7.3 million in the Third Quarter.

Licensing income increased $917,000, or 50.7% to $2.7 million in the Third Quarter from $1.8 million in the prior year quarter. The increase was due primarily to revenue generated by new licenses as the Company transitioned from an operating footwear business to a licensing business.

Gross Profit. Consolidated gross profit increased by $160,000 to $6.1 million in the Third Quarter from $5.9 million in the prior year quarter. There was no gross profit from wholesale and retail women's footwear in the Third Quarter as compared to $1.9 million in the prior year quarter. Unzipped's gross profit in Third Quarter was $2.6 million as compared to $1.5 million in the prior year quarter. Unzipped's gross profit in the Third Quarter included $3.1 million adjustment for the Shortfall Payment of $3.5 million with $400,000 recorded as a reserve pending the outcome of its litigation (See Note F to Condensed Consolidated Financial Statements). Bright Star gross profit increased by $30,000 from $699,000 in the prior year quarter to $729,000 in the Third Quarter.

Operating Expenses. During the Third Quarter, consolidated selling, general and administrative expenses decreased by $1.5 million to $4.8 million from $6.3 million in the prior year quarter. Selling, general and administrative expenses related to the Company's activities other than Unzipped decreased by $2.1 million to $2.2 million in the Third Quarter as compared to $4.3 million in the comparable prior year period. The decrease resulted from the Company's closing its wholesale and retail women's footwear operations and transitioning to a licensing business during the Third Quarter of Fiscal 2004. The Company anticipates further significant decreases in selling, general and administrative expenses for the remainder of Fiscal 2005, its first full year under the licensing model when compared to the prior year periods. Selling, general and administrative expenses for Bright Star were $233,000 in the Third Quarter, $104,000 increase from $129,000 in the prior year quarter.

Unzipped's selling, general and administrative expenses increased $712,000 in the Third Quarter to $2.6 million as compared to $1.9 million in the prior year quarter. This increase was due primarily to additional costs associated with the transition of the business as well as costs incurred relating to litigation. See Note E of Notes to Condensed Consolidated Financial Statements.

For the Third Quarter, the Company incurred no special charges as compared to $764,000 in the prior year quarter. (See Note F to Condensed Consolidated Financial Statements)

Interest Expense. Interest expense decreased by $89,000 in the Third Quarter to $657,000, compared to $746,000 in the prior year quarter. Included in interest expense in the Third Quarter was $93,000 from Unzipped's revolving credit facility, as compared to $147,000 in the prior year period, a decrease of $54,000. The Unzipped interest expense decrease resulted primarily from lower average outstanding borrowing as compared to the prior year period. There was no interest expense under the revolving credit facility for the operating footwear business in the Third Quarter, compared to $48,000 in the prior year quarter, as the Company closed its operating wholesale and retail footwear business. Also included in interest expense in the Third Quarter was $165,000 from the 8% senior subordinated note in connection with the Unzipped acquisition as compared to $203,000 in the prior year quarter. Interest expense in the Third Quarter associated with the asset backed notes issued by IPH, a subsidiary of the Company was $400,000 as compared to $360,000 in the comparable period in the prior year.

Income Tax Expense. No tax expense was recorded for the Third quarter, due to a reduction in the valuation reserve, which offsets the income tax provision. A $47,000 provision for local income taxes was recorded in the prior year quarter from the separate earnings of Unzipped.

Net Income(loss). The Company recorded net income of $603,000, compared to $1.9 million net loss in the comparable quarter of prior year.

For the nine months ended October 31, 2004

Revenues. During the Nine Months, consolidated net sales decreased from the comparable prior year period by $51.8 million to $54.6 million. As a result of the Company changing to licensing arrangements in its footwear operations in May 2003, there were no wholesale or retail women's footwear net sales in the Nine Months as compared to $36.2 million in the prior year period. There will be no net sales for wholesale and retail women's footwear for the remainder of Fiscal 2005 and thereafter.

Unzipped's net sales decreased by $18.2 million from $53.7 million in the prior year period to $35.5 million in Nine Months. This decrease resulted primarily from transitioning of the jeanswear business from an operating business to a licensing business. The Company entered into a licensing agreement with TKO for Bongo jeanswear that was effective on August 1, 2004. The Company anticipates that this transition will be complete as of December 31, 2004 and as a result anticipates Unzipped net sales and gross profit in the fourth quarter will be significantly less than those reported in the prior year comparable quarter.

In the Nine Months, Bright Star men's private label footwear net revenues increased from $16.6 million in the prior year period to $19.1 million primarily as a result of a growth in its business with Wal-Mart.

Licensing income increased $1.9 million, or 39.7% to $6.6 million in the Nine Months from $4.7 million in the prior year period. The increase was due primarily to revenue generated by new licenses as the Company transitioned from an operating footwear business to a licensing business.

Gross Profit. Consolidated gross profit decreased by $10.0 million to $16.9 million in the Nine Months from $26.9 million in the prior year period. There was no gross profit from wholesale and retail women's footwear in the Nine Months as compared to $9.8 million in the prior year period. Unzipped's gross profit in Nine Months was $8.4 million as compared to $10.3 million in the prior year period. Unzipped's gross profit in the Nine Months included $5.2 million adjustment from the Shortfall Payment (See Note F to Condensed Consolidated Financial Statements). Bright Star gross profit increased from $1.7 million in the prior year period to $1.8 million in the Nine Months.

Operating Expenses. During the Nine Months, consolidated selling, general and administrative expenses decreased by $12.1 million to $13.6 million from $25.7 million in the prior year period. Selling, general and administrative expenses related to the Company's activities other than Unzipped decreased by $12.1 million to $6.1 million in the Nine Months as compared to $18.2 million in the comparable prior year period. The decrease resulted from the Company's closing its wholesale and retail women's footwear operations and transitioning to a licensing business during the second half of Fiscal 2004. Included in the Nine Months was $232,000 from the recovery of a bad debt written off in the prior year. The Company anticipates further significant decreases in selling, general and administrative expenses for the remainder of Fiscal 2005, its first full year under the licensing model when compared to the prior year periods.

Unzipped's selling, general and administrative expenses decreased $41,000 in the Nine Months to $7.4 million as compared to $7.5 million in the prior year period. Selling, general and administrative expenses for Bright Star were $734,000 in the Nine month, $7,000 decrease from $741,000 in prior year period, primarily due to the recovery of bad debt written off in prior year end.

For the Nine Months, the Company's special charges included $99,000, as compared to $3.6 million in the prior year period. (See Note F to Condensed Consolidated Financial Statements)

Interest Expense. Interest expense decreased by $369,000 in the Nine Months to $2.1 million, compared to $2.5 million in the prior year period. Included in interest expense in the Nine Months were $399,000 from Unzipped's revolving credit facility, as compared to $547,000 in the prior year period, a decrease of $148,000. The Unzipped interest expense decrease resulted primarily from lower average outstanding borrowing as compared to the prior year period. There was no interest expense under the revolving credit facility for the operating footwear business in the Nine Months, compared to $171,000 in the prior year period, as the Company closed its operating wholesale and retail footwear business. Also included in interest expense in the Nine Months were $534,000 from the 8% senior subordinated note in connection with the Unzipped acquisition as compared to $643,000 in the prior year period. Interest expense associated with the asset backed notes issued by IPH, a subsidiary of the Company was $1.2 million in the Nine Months, virtually the same as in the prior year comparable period.

Income Tax Expense. No tax expense was recorded for the Nine Months and comparable prior year period, due to a reduction in the valuation reserve, which offsets the income tax provision. A $47,000 provision for local income taxes was recorded in the prior year quarter from the separate earnings of Unzipped.

Net Income(loss). The Company recorded net income of $1.2 million, compared to $4.9 million net loss in the comparable period of prior year.

Liquidity and Capital Resources

Working Capital.

At October 31, 2004, the current ratio of assets to liabilities was 0.73 to 1 as compared to 1.14 to 1 at October 31, 2003.

The Company continues to rely upon revenues generated from licensing operations and men's private label activity, as well as borrowings under Unzipped's revolving loan to finance its operations. Net cash provided in operating activities totaled $4.8 million in the nine months ended October 31, 2004, as compared to net cash provided of $11.3 million in the prior year comparable period.

Capital Expenditures.

There were $31,000 capital expenditures for the nine months ended October 31, 2004, compared to $133,000 for the nine months ended October 31, 2003. The Company does not anticipate any material additional capital expenditures for the reminder of Fiscal 2005.

Matters Pertaining to Unzipped.

On April 23, 2002, the Company acquired the remaining 50% interest in Unzipped from Sweet for 3 million shares of the Company's common stock and $11 million in debt evidenced by an 8% senior subordinated note due 2012. In connection with the acquisition, the Company entered into a management agreement with Sweet, a supply agreement with Azteca and a distribution agreement with ADS. All of these agreements have been terminated as of August 5, 2004. See Notes E and F of Notes to Condensed Consolidated Financial Statements.

For the nine months ended October 31, 2004, Unzipped had a net loss (as defined, for the purpose of determining if the Guarantee has been met) of $4.2 million, resulting in an adjustment of Shortfall Payment of $5.2 million based on a $1.3 million nine month Guarantee. $4.8 million of this adjustment has been recorded in the condensed consolidated income statement as a reduction of Unzipped's cost of sales and on the balance sheet as a reduction of the 8% senior subordinated note due to Sweet, as provided for in the management agreement. The Company believes that it is entitled to a quarterly Guarantee of $425,000 for each of the third and fourth quarters under the management agreement with Sweet notwithstanding that it was terminated on August 5, 2004. However, for financial statement purposes, the Company has pro-rated the $425,000 third quarter Guarantee to the termination date, and has established a reserve of $400,000 for the difference, pending the outcome of its litigation. See Note E of Notes to Condensed Consolidated Financial Statements. After adjusting for the Shortfall Payment, Unzipped's reported net income for the nine months ended October 31, 2004 was $535,600.

For each of the quarters ended July 31, and October 31, 2004, the Company did not make a interest payment on the 8% senior subordinated note to partially offset the Shortfall Payment of January 31, 2004 due from Sweet. Such interest payment is to be resumed after the Shortfall Payment is satisfied.

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

At October 31, 2004, there were no outstanding borrowings under the Credit Facility which was terminated by an agreement dated January 15, 2004.

Bond Financing

In August 2002, IPH, an indirect wholly owned subsidiary of the Company, issued in a private placement $20 million of asset-backed notes secured by intellectual property assets (trade names, trademarks and license payments thereon). The notes have a 7-year term with a fixed interest rate of 7.93% with quarterly principal and interest payments of approximately $859,000. The notes are subject to a liquidity reserve account of $2.9 million, funded by a deposit of a portion of the proceeds of the notes. The net proceeds of $16.2 million were used to reduce amounts due by the Company under its existing revolving credit facilities. Costs incurred to obtain this financing totaled approximately $2.6 million which have been deferred and are being amortized over the life of the debt. At October 31, 2004, the unamortized portion of such costs was $2.0 million.

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

Other

The Company's cash flow fluctuates from time to time due to, among other factors, seasonal variations in the sales and related royalty payments to the Company by its licensees of licensed products. The Company believes that it will be able to satisfy its ongoing cash requirements for the foreseeable future, primarily with cash flow from operations. However, if the Company's plans change or its assumptions prove to be incorrect, it could be required to obtain additional capital that may not be available to it on acceptable terms, or at all.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

As a result of the Company's and Unzipped variable rate credit facilities, the Company is exposed to the risk of rising interest rates. The following table provides information on the Company's fixed maturity debt as of October 31, 2004 that is sensitive to changes in interest rates.

 The IPH's amended asset-backed notes for an additional $3.6 million had an average interest rate of 4.95% for the three
 month period ended October 31, 2004                             $  3.4 million

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

The principal executive officer and principal financial officer also conducted an evaluation of internal control over financial reporting ("Internal Control") to determine whether any changes in Internal Control occurred during the quarter ended October 31, 2004 that have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, there has been no such change during the quarter ended October 31, 2004.

PART II.  Other Information

Item 1.  Legal Proceedings

See Note E of Notes to Condensed Consolidated Financial Statements for a description of certain pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security-Holders.

At the Company's Annual Meeting of Stockholders held on September 8, 2004, the stockholders voted to elect the seven individuals named below to serve as Directors of the Company and to ratify the appointment of BDO Seidman, LLP ("BDO") as the Company's independent auditors for the fiscal year ending January 31, 2005.

Messrs. Neil Cole, Barry Emanuel, Steven Mendelow, Robert D'Loren, Michael Caruso, Michael Groveman and Drew Cohen were elected to serve as members of the Company's Board of Directors for the ensuing year and until the election and qualification of their successors. The votes cast by stockholders with respect to the election of Directors were as follows:

                                                     Votes Cast                             Votes
                  Director                               "For"                          "Withheld"
                  --------                           --------------                     ----------
         Neil Cole                                    19,008,515                            185,570
         Barry Emanuel                                19,014,410                            179,675
         Steven Mendelow                              19,014,658                            179,427
         Robert D'Loren                               19,071,713                            122,372
         Michael Caruso                               19,071,841                            122,244
         Michael Groveman                             19,014,201                            179,884
         Drew Cohen                                   19,014,836                            179,249

The ratification of the appointment of BDO as the Company's independent auditors for the fiscal year ending January 31, 2005 was approved by the stockholders. The votes cast by stockholders with respect to the ratification of the appointment of BDO as the Company's independent auditors for the fiscal year ending January 31, 2005 were as follows:

         Votes Cast "For"                   Votes Cast "Against"                 Votes "Abstaining"
         ----------------                   --------------------                 ------------------
            19,123,786                             39,198                             31,101

Item 6.  Exhibits

         Exhibit 10.1 - Asset Purchase Agreement dated October 29, 2004 by and among B.E.M. Enterprise, Ltd., Escada (USA) Inc, .Candie's, Inc. and Badgley Mischka Licensing LLC.

         Exhibit 10.2 - Letter Agreement dated October 29, 2004 among UCC Funding Corporation, Content Holdings Inc., Candie's, Inc. and Badgley Mischka Licensing LLC.

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


                               CANDIE'S, INC.
                               ----------------------------------
                               (Registrant)


Date: December 15, 2004        /s/ Neil Cole
      ------------------       -------------------------------------------------
                               Neil Cole
                               Chairman of the Board, President
                               And Chief Executive Officer
                               (on Behalf of the Registrant)

Date: December 15, 2004        /s/ Richard Danderline
      ------------------       -------------------------------------------------
                               Richard Danderline
                               Executive Vice President - Finance and Operations
                               Principal Financial and Accounting Officer