Form 10-K
period 2004-12-31
CANDIES INC
filed 2005-03-31
CIK 857737

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                    FORM 10-K

(Mark One)
[ ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
                                       OR
[X] Transition Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934 For the transition period from February 1, 2004 to December 31, 2004.

                         Commission File Number 0-10593

                                 CANDIE'S, INC.
  -----------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


               Delaware                                   11-2481903
  -----------------------------------------------------------------------------
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                   Identification No.)


     215 West 40th Street, New York, New York                10018
  -----------------------------------------------------------------------------
     (Address of Principal Executive Offices)             (Zip Code)

       Registrant's telephone number, including area code: (212) 730-0030

      Securities registered pursuant to Section 12(b) of the Exchange Act:

                                                Name of Each Exchange
      Title of Each Class                        on which Registered
  -----------------------------------------------------------------------------
             None                                   Not Applicable

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                          Common Stock, $.001 par value
                         Preferred Share Purchase Rights
  -----------------------------------------------------------------------------
                                (Title of Class)

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

   Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)
 Yes__ No. X
         ---

   The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of the close of business on July 31, 2004 (the last day of the second fiscal quarter), was approximately $66,170,000.

   As of March 23, 2005, 28,416,482 shares of the Registrant's Common Stock, par value $.001 per share were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

CANDIE'S, INC.-FORM 10-K

                                TABLE OF CONTENTS

                                                                                                               Page

PART I

     Item 1.  Business.......................................................................................    2
     Item 2.  Properties.....................................................................................    9
     Item 3.  Legal Proceedings..............................................................................    9
     Item 4.  Submission of Matters to a Vote of Security Holders............................................   10

PART II

     Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters..........................   11
     Item 6.  Selected Financial Data........................................................................   11
     Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations..........   12
     Item 7A. Quantitative and Qualitative Disclosure about Market Risk......................................   19
     Item 8.  Financial Statements and Supplementary Data....................................................   19
     Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........   19
     Item 9A. Controls and Procedures........................................................................   19
     Item 9B. Other Information..............................................................................   19



PART III

     Item 10. Directors and Executive Officers of the Registrant.............................................   19
     Item 11. Executive Compensation.........................................................................   22
     Item 12. Security Ownership of Certain Beneficial Owners and Management.................................   24
     Item 13. Certain Relationships and Related Transactions.................................................   26
     Item 14. Principal Accounting Fees and Services.........................................................   27

PART IV

     Item 15. Exhibits and Financial Statement Schedules ....................................................   28

Signatures...................................................................................................   29

Consolidated Financial Statements............................................................................  F-1


PART I
Item 1...Business

Introduction

         Candie's, Inc. (the "Company"), which was incorporated in Delaware in 1978, is in the business of licensing and marketing intellectual property. The Company currently owns three brands, CANDIE'S(R), BONGO(R) and BADGLEY MISCHKA(R), which it licenses to third parties for use in connection with a variety of apparel, footwear, and fashion products. The Company also arranges through its wholly-owned subsidiary Bright Star Footwear, Inc. ("Bright Star") for the manufacture of footwear products for mass market and discount retailers under the private label brand of the retailer.

         The Company's business strategy, as a licensing and marketing company, is to maximize the value of its intellectual property by entering into strategic licenses with partners who have been selected based upon the Company's belief that they will be able to produce and sell quality products in the categories of their specific expertise. This licensing strategy is designed to permit the Company to operate its licensing business with minimal working capital, no inventory, production or distribution costs or risks, and utilizing only a small group of core employees.

         On December 7, 2004, the Company announced that beginning January 1, 2005, it had changed its fiscal year ending on January 31, to a calendar year beginning on January 1st and ending on December 31st. The change was designed to align the Company's financial reporting with that of its licensees. As a result, the current period will be reported as an 11- month period ending on December 31, 2004 ("11-month Current Year").

Historical Background and Operations

         In March 1993, the Company purchased ownership of the CANDIE'S trademark from New Retail Concepts, Inc. ("NRC"), together with certain pre-existing licenses of NRC. Thereafter, the Company commenced designing, manufacturing, selling and marketing CANDIE'S footwear and building the CANDIE'S brand into one of the most well-recognized junior footwear brands in the United States. On or about 1995, the Company also commenced designing, manufacturing, selling and marketing footwear under the BONGO name pursuant to an agreement with Michael Caruso & Co., Inc. ("Caruso"). The Company also operated Bright Star, which engaged in the manufacture of footwear products for mass market and discount retailers under the private label brand of the retailer or other trademarks owned or licensed by the Company.

           As part of its efforts to expand its operations and build CANDIE'S and BONGO into lifestyle brands, in 1998, the Company entered into licenses for CANDIE'S fragrance, socks and eyewear and acquired all of the outstanding shares of Caruso. See "New Business Model: Trademarks and Licensing".

         In 1998, the Company also formed Unzipped Apparel, LLC ("Unzipped"), with its then joint venture partner Sweet Sportswear LLC ("Sweet"), for the purpose of marketing and distributing apparel and jeans wear under the BONGO label. The Company and Sweet each had a 50% interest in Unzipped. Pursuant to the terms of the joint venture, the Company licensed the BONGO trademark to Unzipped for use in the design, manufacture and sale of jeans wear and certain apparel products for a term ending March 31, 2003, and Sweet was responsible for the operations of the BONGO jeans wear business.

         On April 23, 2002, the Company acquired the remaining 50% interest in Unzipped from Sweet and entered into a variety of agreements with Sweet and certain of its affiliated entities relating to the operations of Unzipped. See Notes 2 and 8 to Notes to Consolidated Financial Statements and Item 13 - Certain Relationships and Related Transactions. On or about August 5, 2004, the Company terminated all its contractual relations with Sweet and its affiliated entities and commenced litigation against them and Mr. Hubert Guez, an individual who controlled these entities. See Item 3-Legal Proceedings.

         Commencing with the acquisition of Unzipped and until the time that the operations of the Company were licensed to third parties, the Company's operations were comprised of two reportable segments: footwear and apparel. The footwear segment included CANDIE'S footwear, BONGO footwear, private label footwear, Bright Star, retail store operations and licensing. The apparel segment included BONGO jeans wear. See Note 13 of Notes to Consolidated Financial Statements for certain segment information regarding the Company.

         A description of the revenues attributable to the Company's primary products for the periods referred to below and a description of those products are as follows:

                             11-Months                 Fiscal Year
                         Ended December 31,          Ended January 31,
   Product                     2004              2004              2003
                            (in thousands)
                         -------------------------------------------------------
CANDIE'S Footwear        $          -          $ 30,755          $ 68,438
BONGO Footwear                      -             8,204            13,327
BRIGHT STAR                    21,910            21,139            14,009
Licensing                       8,571             6,574             5,140
                         -------------------------------------------------------
   Footwear Segment            30,481            66,672           100,914

BONGO Jeanswear
  (Apparel Segment)            38,499            64,705            55,869
                         -------------------------------------------------------
                             $ 68,980          $131,377          $156,783
                         =======================================================

Transition to Licensing and Marketing Model

         In May 2003, the Company completed the first of a series of strategic transactions designed to transform the Company from an entity with operating footwear and jeans wear divisions, to an entity whose primary business is to generate revenue through the licensing and marketing of its intellectual property to third parties.

         The first step in the transition was to license the Company's footwear operations, which was accomplished in or about May 2003, when the Company entered into two licenses. The first license was entered into on May 1, 2003, with Kenneth Cole Productions, Inc. ("KCP"), pursuant to which the Company granted KCP the exclusive right to design, manufacture, distribute and sell women's and kids footwear bearing the BONGO mark (the "Bongo Footwear License"). See Note 9 of Notes to Consolidated Financial Statements. The second license was entered into on May 12, 2003 with Steven Madden Ltd ("Steve Madden"), wherein the Company granted Steve Madden the exclusive right to design, manufacture, distribute and sell women's and kids' footwear bearing the CANDIE'S trademark (the Candie's Footwear License", together with the Bongo Footwear License, the "Footwear Licenses").

         As a result of the Bongo Footwear License, KCP immediately took over the shipping of Fall 2003 BONGO inventory and the Company ceased all manufacturing and shipping of BONGO footwear, thereby effectively eliminating the Company's operations as they related to the production and distribution of BONGO women's and girl's footwear. With respect to CANDIE'S footwear products, the Company continued to purchase, ship, sell, warehouse and collect receivables for CANDIE'S footwear through the end of the fiscal year ended January 31, 2004 ("Fiscal 2004"). Steven Madden commenced shipping footwear under the license in the fourth quarter of Fiscal 2004. The Company has subsequently amended the Candie's Footwear License with Steven Madden in conjunction with a multi-category license of the CANDIE'S brand, including footwear, to Kohl's Department Stores, Inc. ("Kohl's"). See New Business Model - Trademarks and Licensing.

         As a result of the granting of the Footwear Licenses and the elimination of its footwear operations, by the end of Fiscal 2004, the Company closed all of its retail stores on a staggered basis and substantially reduced its workforce. In October 2003, the Company closed its office in Valhalla, New York, and consolidated its offices into a single floor in the New York City office.
         The second significant step in the Company's transition to a licensing and marketing company was the licensing of its jeans wear operations, which it accomplished in June 2004 when the Company entered into a license agreement that became effective on August 1, 2004, granting the right to design, manufacture, distribute and sell BONGO jeans wear to TKO Apparel, Inc., ("TKO") (the "Jeans Wear License"). In connection with the Jeans Wear License, the designees of TKO purchased one million shares of the Company's common stock at a price of $2.20 per share, and agreed to purchase any remaining assets of Unzipped on or about January 31, 2005, however, there have been no resulting asset purchases of Unzipped as of January 31, 2005. The Company also entered into a note payable to TKO in the amount of $2.5 million. On September 21, 2004, the Company engaged TKO to manage the Unzipped BONGO jeans wear business through October 31, 2004 for a fee that was to be the greater of $750,000 or a formula based upon the sales price received by Unzipped for certain inventory of Unzipped. On November 11, 2004, TKO assigned all its rights in connection with the Jeans Wear License and other corresponding agreements to its affiliate, Bongo Apparel, Inc. ("BAI").

         On August 5, 2004, the Company terminated its relationship with the manager of Unzipped, Sweet, along with its supplier, Azteca Production International, Inc. ("Azteca"), and distributor, Apparel Distribution Services,

LLC ("ADS") . See Item 3-"Legal Proceedings". The Company thereafter entered into agreement with BAI for it to manage the liquidation of Unzipped. BAI took over operations and began to ship BONGO jeans under a management agreement with Unzipped in the Fall of 2004. BAI started shipping BONGO jeanswear under the Jeanswear License in November 2004.

         The third strategic step in the transition to a licensing company was to diversify the Company's ownership of brands beyond the junior segment on which CANDIE'S and BONGO were focused. In furtherance of this objective, on October 29, 2004, the Company acquired the principal assets of B.E.M. Enterprise, Ltd. ("BEM"), the holding company for the luxury designer business "Badgley Mischka" from parent company Escada U.S.A. The purchase price for the transaction was $950,000, funded by the issuance of 214,981 shares of the Company's common stock. The agreement provides that in the event the value of the 214,981 shares issued is less than $950,000 as of April 27, 2005, the difference will be funded by the issuance of additional shares based on the shares valued on April 27, 2005 (the "Adjustment Provision"). On November 17, 2004, in connection with the acquisition, the Company filed a registration statement with the SEC for the 214,981 shares of the Company's common stock issued to BEM and the additional 100,000 shares of common stock which represents the Company's good faith estimate of the maximum amount of additional shares of its common stock that may it may be required to issue to BEM pursuant to the Adjustment Provision.

         In addition to licensing and marketing the CANDIE'S, BONGO and BADGLEY MISHCKA brands, the Company continues to operate Bright Star. Acting principally as agent for its customers, Bright Star designs, places for manufacture and distributes a wide variety of men's branded and unbranded work boots, hiking boots, winter boots and leisure footwear. Bright Star's customer base includes discount and specialty retailers. Bright Star's products are generally directed toward the mid-priced and discount markets. The retail prices of Bright Star's footwear generally range from $25 to $70. The substantial majority of Bright Star revenues were from private label sales. Through Bright Star, the Company sells its products to Wal-Mart and other mass merchandisers. In the 11-month Current Year, Bright Star's sales of private label product to Wal-Mart accounted for $19.1 million or 27.7% of the Company's net revenue, as opposed to Fiscal 2004 in which such sales accounted for $20.9 million or 15.9% of the Company's net revenue. In the fiscal year ended January 31, 2003 ("Fiscal 2003"), Bright Star's sales to Wal-Mart accounted for $10.1 million in revenue or 6.4% of the Company's net revenue.

New Business Model:  Trademarks and Licensing

         The Company's core business under the new model is licensing and marketing the CANDIE'S, BONGO and BADGLEY MISCHKA brands with respect to a variety of apparel, footwear, accessories and fashion products. The CANDIE'S and BONGO trademarks are owned by its subsidiary, IP Holdings LLC ("IPH"), and the BADGLEY MISCHKA trademark is owned by its subsidiary Badgley Mischka Licensing LLC ("BML"). See "Ownership Structure for the Trademarks".

         The longest held trademark, and the one with the most history relevant to the Company with respect to its former footwear operations is CANDIE'S. CANDIE'S is a young women's brand with 25 years of heritage. CANDIE'S is known for its sexy image, value prices and affiliations with celebrity spokespeople.

            In May 2003, the Company, through IPH, licensed its CANDIE'S footwear operations exclusively to Steven Madden. See Transition to Licensing Model. The Candie's Footwear License had a term of 6 1/2 years and required Steve Madden to pay to IPH guaranteed royalties based upon guaranteed minimum net sales. The license also required Steve Madden to pay guaranteed advertising royalties to IPH. The license also contains strict provisions for the licensor to preview and approve product, packaging and any presentation of the CANDIE'S brand.

         On December 6, 2004, a license agreement (the "Kohl's License ") was entered into by and among the Company, IPH, and Kohl's. Pursuant to the Kohl's License, the Company granted Kohl's the exclusive right to design, manufacture, sell and distribute a broad range of products under the CANDIE'S trademark, including women's, juniors' and children's apparel, accessories (except optical), beauty and personal care products, home accessories and electronics. Kohl's was also granted the non-exclusive right to sell footwear and handbags bearing the CANDIE'S brand through December 31, 2006, which rights become exclusive to Kohl's on January 1, 2007. The initial term of the Kohl's License expires on January 29, 2011, subject to Kohl's option to renew the Kohl's License for up to three additional terms of five years each contingent on Kohl's meeting certain performance and minimum sale standards. The agreement also contains certain minimum royalties that Kohl's is obligated to pay to the Company, which average between $8 million and $9 million per contract year (the first contract year ending on December 31, 2006). Kohl's is also obligated to pay to the Company an advertising royalty each contract year, which the Company must spend on national advertising supporting the CANDIE'S brand.

            In connection with the Kohl's License, the Company amended the Candies Footwear License with Steve Madden, to provide Kohl's with the exclusive rights to footwear commencing January 1, 2007. In connection with the amendment, the Company is forgoing certain minimum royalties from Steve Madden, and has agreed to make certain payments to Steve Madden in the event that Kohl's fails to purchase certain amounts of footwear from Steve Madden through January 2011.

            In connection with the Kohl's License, the Company also amended its existing exclusive handbag license agreement with LaRue Distributors, Inc ("LaRue"), which originally had a term ending December 31, 2007. Pursuant to the amendment, Kohl's will have the exclusive right to sell and market handbags bearing the CANDIE'S brand commencing January 1, 2007. In connection with the amendment, the Company is forgoing certain guaranteed minimums royalties from La Rue, and has agreed to make certain payments to LaRue in the event that Kohl's fails to purchase certain amounts of handbags from LaRue through December 31, 2010.

            The only other product categories for which Kohl's does not have exclusive rights to the CANDIE'S brand beside footwear and handbags, as described above, are fragrance and optical. With respect to fragrance, the Company has an existing license agreement with Liz Claiborne, Inc. for fragrance and related products which ends on December 31, 2005, after which the rights to fragrance will be granted exclusively to Kohl's. With respect to optical, the Company has an exclusive agreement with Viva Optique, Inc. for use on optical frames only that expires on January 31, 2008, after which the rights to optical revert to the Company.

         The other trademark that is owned by IPH is BONGO, a core denim brand that is targeted to represent the spirit and attitude of the California lifestyle. After purchasing the BONGO trademark in 1998, the Company formed Unzipped and licensed the right to use the BONGO trademark on jeans wear to Unzipped. From 1998 through August 1994, Sweet operated the BONGO jeans wear business through Unzipped. On June 9, 2004, IPH and the Company licensed the BONGO trademark for jeans wear to BAI pursuant to the Jeans Wear License. During the 11-months ended December 31, 2004, Unzipped sold its jeans wear products to a variety of retail accounts in the United States consisting of mid-tier department stores, including May Co., Sears, JC Penney, and Goody's. During the 11-months ended December 31, 2004 JC Penney accounted for more than 10% of the Company's net revenues relating to Bongo jeans wear and in Fiscal 2004, no customer accounted for more than 10% of the Company's net revenues.

          In addition to the license to BAI for women's and men's jeans wear, the BONGO brand is licensed in 14 other categories including kids' apparel, footwear, outerwear, tops, handbags, eyewear and various other fashion products and accessories. There is also an international agreement for the distribution of a variety of BONGO products in Central and South America.

         The Company acquired BADGLEY MISCHKA on October 29, 2004. BADGLEY MISCHKA is a couture brand of evening wear designed by Mark Badgley and James Mischka. The products are distributed through luxury department and specialty stores including Bergdorf Goodman, Neiman Marcus and Saks Fifth Avenue.

         BML has entered into a number of licenses for the BADGLEY MISCHKA brand, including in the categories of couture and better apparel, eyewear, bridal gowns and fur. The most significant of these licenses, the couture and dress license, is with Group JS International ("Group JS"). The license was entered into on March 22, 2005, and contains minimum sales and royalty guarantees. In connection with the license with Group JS, the Company agreed to delay the payment of the first $500,000 of royalties by Group JS to BML until April 2007, with the initial term expiring on December 31, 2008, subject to the right of Group JS to renew the license for up to two additional terms of three years each contingent on meeting certain performance and minimum sales standards.

Ownership Structure for the Trademarks

         The CANDIE'S and BONGO trademarks are owned by IPH. The Company formed IPH in August 2002, for the purpose of issuing in connection with a private placement, $20 million of asset-backed notes secured by the Company's CANDIE'S and BONGO trademarks, trade names and license payments thereon. In connection with this transaction, the Company assigned its CANDIE'S and BONGO trademarks to IPH. See Note 5 of Notes to Consolidated Financial Statements.

         As a result of the assignment, IPH owns federal registrations or has pending federal registrations in the United States Patent and Trademark Office for CANDIE'S and BONGO in both block letter and logo formats, as well as a variety of ancillary marks for use on footwear, apparel, fragrance, handbags, watches and various other goods and services. In addition, from time to time, IPH registers certain of its trademarks in other countries and regions including Canada, Europe, South and Central America and Asia. In connection with the formation of and assignment of its intellectual property to IPH, the Company also assigned all of its license agreements for the CANDIE'S and BONGO trademarks to IPH. The Company, as manager of IPH's licensing program, has pursued and intends to pursue licensing opportunities for the CANDIE'S and BONGO trademarks as an important means for reaching the targeted consumer base, increasing brand awareness in the marketplace and generating additional income. Potential licensees are subject to a selective process performed by the Company's management, including, among other factors, the strength of the licensee, both creatively and financially, the existence of guaranteed royalties, the negotiation of approval over all products and other terms protecting the Company's intellectual property customary in trademark licensing agreements.

         The BADGLEY MISCHKA brand is owned by BML. BML owns federal registrations or has pending federal registrations in the United States Patent and Trademark Office for BADGLEY MISCHKA in both block letter and logo formats, as well as registrations in other countries and regions including Canada, Europe, South and Central America and Asia.

         It is the Company's intention through its wholly-owned subsidiaries, to continue to enter into licensing agreements with additional parties if it and its subsidiaries believe that the prospective licensee has the requisite quality standards, understanding of the brand, distribution capabilities, experience in a respective business and financial stability, and that the proposed product can be successfully marketed. All the licenses will contain provisions for IPH or BML to preview and approve product, packaging and any presentation of the brand, which provisions IPH believes are critical to maintaining the strength and integrity of its brands. The licenses will also contain such terms as to minimum sales, minimum royalties, rights to audit, and such other terms as the Company will be able to negotiate on behalf of IPH and BML.

Employees

         As of March 23, 2005, the Company had a total of 27 employees, 16 in the licensing and corporate area, five at Bright Star and six in the Badgley Mischka division. Of these 27 employees, five of the Company's employees are executives, five are designers and the remainder are middle management, marketing, and administrative personnel. None of the Company's employees are represented by a labor union. The Company considers its relations with its employees to be satisfactory.

         Prior to granting the Footwear Licenses, the Company had approximately 200 employees at the corporate and retail level. The majority of these positions were eliminated with the transition out of footwear and retail operations.

Advertising, Marketing and Website

         The Company believes that advertising to promote and enhance its brands is an important part of its long-term growth strategy as a licensing and marketing company. A majority of the licenses pursuant to which the Company has licensed the right to use CANDIE'S and BONGO require the Company to advertise the respective brands in exchange for the payment of an advertising royalty. The Company is also planning a BADGLEY MISCHKA campaign to support the brand.

         The Company believes that its innovative advertising campaigns featuring celebrities and performers, which have brought it national recognition, have resulted in increased sales and consumer awareness of its branded products. Over the past few years, the Company has had successful marketing partnerships for CANDIE'S with superstars in the music industry such as Destiny's Child, Ashanti, the Dixie Chicks, Brandy, Vanessa Carlton, L'il Kim, Lisa Loeb, Shania Twain and Mark McGrath, and television stars such as Jenny McCarthy, Kelly Clarkson, Alyssa Milano and Kelly Osbourne. The Company has pursued a similar approach with respect to its BONGO campaigns. Recording artists such as Mya, and actresses Liv Tyler, Nicole Richie, Rachel Bilson and Amy Smart have all represented the Company's brands in marketing campaigns that emphasize the hip, sexy image of the clothing, footwear and accessories.

         The luxury brand BADGLEY MISCHKA is known for its luxurious gowns, which have been worn by many of Hollywood's most glamorous stars including Kate Winslet, Catherine Zeta Jones, Angelina Jolie and Halle Berry, and by Jenna and Barbara Bush, twin daughters of President George Bush. The Company is still developing its advertising strategy for BADGLEY MISCHKA but anticipates a combination of campaigns featuring celebrities and other approaches.

         The Company's advertising has appeared in fashion magazines such as Cosmopolitan, InStyle and Glamour, and teenage lifestyle magazines such as Teen People and Seventeen, as well as in television commercials, newspapers, on outdoor billboards and on the Internet. In addition, the Company has used sweepstakes and radio promotions, often with personal appearances by celebrities, to generate excitement with its consumers.

         The Company maintains websites for its brands, currently www.candies.com and www.bongo.com. The Company also maintains a corporate website that provides financial and background information about the Company located at www.candiesinc.com. Information contained in these websites is not a part of this report.

Tariffs, Import Duties and Quotas

         All apparel products sold in the United States through the Company's licensees that are manufactured overseas are also subject to United States tariffs, customs and quotas with respect to Vietnam. While operating the jeans wear business, Unzipped paid import duties ranging from 5-18%. The Company and its licensees are unable to predict whether, or in what form, quotas or other restrictions on the importation of its footwear and apparel products may be imposed in the future. Any imposition of quotas or other import restrictions could have a material adverse effect on the Company. In addition, other restrictions on the importation of footwear and apparel are periodically considered by the United States Congress and no assurance can be given that tariffs or duties on the Company's and its licensees' goods may not be raised, resulting in higher costs to the Company, or that import quotas respecting such goods may not be changed, which could restrict or delay shipment of products from the Company's existing foreign suppliers.

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

         Although the Company recorded net income of $241,000 in the 11-month Current Year it sustained net losses of $11.3 million and $3.9 million in Fiscal 2004 and Fiscal 2003, respectively. The Company cannot guarantee that it will not incur losses in the future.

The Company is no longer engaged in the design, manufacture, distribution or sale of branded apparel, footwear or other fashion products and, consequently, the Company's revenues are dependent on the success of certain licensees of those rights.

         Although the Company's licensing agreements for its brands usually require the advance payment to the Company of certain fees and provide for certain guaranteed minimum royalty payments to the Company, the failure by the licensees to satisfy their obligations under the agreements may result in the termination of the license agreements. Moreover, during the terms of the license agreements, the Company will be substantially dependent upon the abilities of the licensees to maintain the quality, marketability and consumer recognition of the licensed footwear products bearing the Company's brands. In addition, failure by the licensees to meet their production, manufacturing or distribution requirements could negatively impact their sales and resulting royalty payments to the Company which, in turn would materially adversely affect the Company's revenues and business operations. Moreover, the failure by licensees to meet their financial obligations to the Company could jeopardize the Company's ability to meet the financial covenants in connection with the Company's asset-backed notes issued by a subsidiary of the Company which would give the note holders the right to foreclose on the CANDIE'S and BONGO intellectual properties, which are the security for the debt.

The Company's business is dependent on continued market acceptance of the products that are being produced and sold by the Company's licensees and of the CANDIE'S, BONGO and BADGLEY MISCHKA trademarks.

         The Company's ability to achieve continued market acceptance of its existing products, products of the Company's licensees utilizing the Company's trademarks as well as market acceptance of any future products that may be offered to the market bearing the Company's trademarks is subject to a high degree of uncertainty. The Company's ability to achieve market acceptance by new customers or continued market acceptance by existing or past customers will require substantial additional marketing efforts and the expenditure of significant funds by the Company to create a demand for such products. The Company's additional marketing efforts and expenditures may not result in either increased market acceptance of the Company's products or products of the Company's licensees or increased sales of such products. The Company is materially dependent on the sale of products bearing its trademarks, including products designed, produced, and distributed by the Company's licensees for a significant portion of the Company's revenues. Although the Company's licensees guarantee minimum net sales and minimum guaranteed royalties to the Company, a failure of the Company's trademarks or products to achieve or maintain market acceptance could reduce the Company's sales and licensing revenues, thereby negatively impacting cash flows.

A substantial portion of the Company's licensing revenues are concentrated in one retailer.

         Two of the Company's key licenses are largely dependent on Kohl's, the CANDIE'S License, which grants the exclusive license to Kohl's of the CANDIE'S trademark for all categories of products, except optical, at December 31, 2006, and the Jeans Wear License, as Kohl's is one of the largest customers of BONGO jeanswear. Because the business of the Company's is largely concentrated in Kohl's, if Kohl's had financial difficulties or ceased to operate it would negatively impact the Company's revenue.

The Company, which had a working capital deficit at December 31, 2004, has incurred a substantial amount of indebtedness and to the extent that cash flow from the Company's continuing operations is insufficient to meet the Company's debt obligations, the Company may be required to seek additional financing to satisfy the Company's obligations.

         The Company has approximately $18.9 million principal and interest outstanding on seven-year asset backed notes issued by the Company's subsidiary, IPH, in August 2002. In addition, in connection with the Company's acquisition in April 2002 from Sweet of the joint venture formed with Sweet, the Company issued to Sweet $11.0 million principal amount of senior subordinated notes that will mature in 2012. At December 31, 2004 the amount of the Note, had been reduced to $3.0 million. Moreover, the Company had a working capital deficit of approximately $7.2 million at December 31, 2004. While the Company believes that it will generate sufficient revenues from its licensing operation to satisfy its obligations for the foreseeable future, in the event that projected cash flow proves to be insufficient to satisfy the Company's cash requirements including the Company's debt obligations, the Company may be required to seek additional funds through, among other means, public or private equity or debt financing, which financing, if obtained, may result in dilution to the Company's stockholders. The Company's failure to obtain any required additional financing on terms acceptable to it, or at all, could result in the acceleration of the payment obligations of certain of the Company's indebtedness that could materially adversely affect the Company's business operations and financial position.

A recession in the fashion industry or rapidly changing fashion trends could harm the Company's operating results.

         The fashion industry is cyclical, with purchases of apparel and related goods tending to decline during recessionary periods when disposable income is low. A poor general economic climate could have a negative impact on the licensees' ability to compete for limited consumer resources. Moreover, the Company's future success depends in substantial part on the licensees' and the Company's ability to anticipate and respond to changing consumer demands and fashion trends in a timely manner. The footwear and wearing apparel industries are generally subject to constantly changing fashion trends. If the Company or the Company's licensees misjudge the market for a particular product or product line, it may result in an increased inventory of unsold and outdated finished goods, which could increase the affected licensees' operating costs without a corresponding increase in revenues.

The Company's licensees are subject to risks and uncertainties of foreign manufacturing that could interrupt operations or increase operating cost thereby impacting their ability to deliver goods to the market.

          Substantially all of the products sold by the Company's licensees are manufactured overseas. The Company and its licensees are subject to various risks inherent in foreign manufacturing, including fluctuations in foreign currency exchange rates; shipping delays; and international political, regulatory, and economic developments, all of which can have a significant impact on the licensee's operating costs and consequently, the Company's earnings.

         The Company's licensees also import certain finished products and assume all risk of loss and damage once their suppliers ship these goods. If these goods are destroyed or damaged during shipment it could impact the Company's revenues as a result of its licensees' delay in delivering finished products to customers.

Because of the intense competition in the apparel and fashion industries and the strength of some of the Company's or its licensees' competitors, the Company may not be able to continue to compete successfully.

         The apparel, footwear, and fashion industries are extremely competitive in the United States and the Company's licensees face intense and substantial competition for the Company's product lines. In general, competitive factors include quality, price, style, name recognition and service. In addition, the presence in the marketplace of various fads and the limited availability of shelf space can affect competition. Many of the Company's licensees' competitors have greater financial, distribution, marketing and other resources than they have and have achieved significant name recognition for their brand names. The Company may not be able to continue to compete successfully in the market with respect to the licensing arrangements the Company's licensees may be unable to successfully compete in the markets for such products.

The Company may not be able to protect its proprietary rights or avoid claims that the Company infringes on the proprietary rights of others.

         The Company owns federal trademark registrations for CANDIE'S, BONGO and BADGLEY MISCHKA, among others, and believes that the Company's trademarks have significant value and are important to the marketing of the Company's products. To the extent that the trademarks owned or used by the Company and its licensees are deemed to violate the proprietary rights of others, or in the event that these trademarks would not be upheld if challenged, the Company would, in either such event, be prevented from using the trademarks, which could have an adverse effect on the Company. In addition, the Company may not have the financial resources necessary to enforce or defend trademarks owned or used by the Company.

The Company is dependent upon its key executives and other personnel, whose loss would adversely impact the Company's business.

         The Company's success of is largely dependent upon the efforts of Neil Cole, the Company's President, Chief Executive Officer and Chairman and certain key executives. Although the Company has entered into an employment agreement with Mr. Cole, expiring in December 31, 2007, the loss of his and/or his key executives' services would have a material adverse effect on the Company's business and prospects. The Company's success is also dependent upon the Company's ability to hire and retain additional qualified sales and marketing personnel in connection with the design, marketing and distribution of the Company's products as well as the Company's ability to hire and retain administrative personnel. The Company may not be able to hire or retain such necessary personnel.

Provisions in the Company's charter and share purchase rights plan may prevent an acquisition of Candie's.

         Certain provisions of the Company's Certificate of Incorporation and the Company's Share Purchase Rights Plan could have the effect, either alone or in combination with each other, of making more difficult, or discouraging an acquisition of the Company's company deemed undesirable by the Company's Board of Directors. The Company's Certificate of Incorporation provides for the issuance of up to 75,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of April 20, 2004 there were approximately 26,000,000 shares of the Company's common stock and no shares of preferred stock outstanding. Additional shares of the Company's common stock and preferred stock are therefore available for future issuance without stockholder approval. The Share Purchase Rights Plan, commonly known as a "poison pill," states that, in the event than an individual or entity acquires 15% of the outstanding shares of the Company stockholders other than the acquirer may purchase additional shares of the Company's common stock for a fixed price. The existence of authorized but un-issued capital stock, together with the existence of the Share Purchase Rights Plan, could have the effect of discouraging an acquisition of the Company.

The Company is subject to certain litigation that could impact its future financial results.

         The Company is currently a plaintiff and cross-defendant in a litigation pending in California state court involving Unzipped and a defendant in a litigation pending in federal district court in New York involving a former supplier. The Company's financial condition could be adversely impacted if it is required to pay the monetary damages sought by the cross-complainants in the California action and the plaintiff in the New York action, or if it is adjudicated that the contractual rights concerning Unzipped that the Company relied upon in preparing its financial statements are invalid. See Item 3-Legal Proceedings.

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


Item 2.  Properties

         The Company currently occupies approximately 5,000 square feet of office space on the 6th floor at 215 West 40th Street, New York, New York, 10018, pursuant to a lease that expires on June 30, 2005. The Company anticipates moving to a new location that has not yet been determined once the lease, and any extension that the Company might be able to negotiate, expires. The current lease for the 6th floor has an annual rental of $125,000.

         During the 11-Month Period, the Company also paid rent on the BADGLEY MISCHKA retail store in Beverly Hills, CA in the amount of $46,000. There is a lease currently in effect that expires on December 31, 2006, for monthly rent of $23,000.


Item 3.  Legal Proceedings

         On August 5, 2004, the Company, along with Unzipped, its subsidiary Michael Caruso & Co., Inc.("Caruso") and IPH (collectively, "Plaintiffs") commenced a lawsuit in the Superior Court of California, Los Angeles County, against Unzipped's former manager, former supplier and former distributor, Sweet, Azteca and ADS, and a principal of these entities and former Company Board member, Hubert Guez (collectively, "Defendants"). Plaintiffs amended their Complaint on November 22, 2004. In their Amended Complaint, Plaintiffs allege that Defendants' fraudulently induced Plaintiffs to purchase Sweet's 50% interest in Unzipped for an inflated price, Sweet and Azteca committed material breaches of the management, supply and distribution agreements and Guez materially breached his fiduciary obligations to the Company while a member of the Company's Board of Directors, and seeks damages in excess of $50 million. Additionally, Plaintiffs allege that Defendants have imported, distributed and sold goods bearing the Company's BONGO trademarks in violation of federal and California law. Defendants filed a motion to dismiss certain of the claims asserted in the Amended Complaint, and on February 7, 2005, the Court denied Defendants' motion in its entirety. Defendants filed an Answer to Plaintiffs' Amended Complaint on March 10, 2005.

         On August 31, 2004, the Superior Court granted Plaintiffs' request for preliminary injunctive relief, and ordered Defendants to make available to Plaintiffs approximately 657,000 pairs of BONGO(R) jeans in Defendants' possession or control upon Plaintiffs making a $75,600 cash payment into the Court's escrow account and posting a $1.7 million bond with the Court. Plaintiffs filed the required monies with the Court, and Defendants released the BONGO(R) jeans encompassed by the Court's injunction. On November 29, 2004, the Superior Court ruled that Defendants were permitted to sell approximately 141,000 pairs of BONGO(R) jeans in Defendants' possession.

         On March 10, 2005, Sweet, Azteca and ADS filed a Cross-Complaint (collectively, "Cross-Complainants") against Plaintiffs and the Company's Chief Executive Officer, Neil Cole ("Mr. Cole") seeking compensatory, punitive and exemplary damages and litigation costs, as well as the establishment of a constructive trust for the benefit of the Cross-Complainants. The Cross-Complainants allege that some or all of the Plaintiffs breached the management, supply and distribution agreements, IPH and Mr. Cole interfered with Sweet's performance under the management agreement, and the Company, Caruso and Mr. Cole interfered with Cross-Complainants' relationships with Unzipped and caused Unzipped to breach its agreements with Azteca and ADS. Cross-Complainants allege that some or all of the Company, Caruso and Mr. Cole fraudulently induced Sweet to sell its 50% interest in Unzipped for a deflated price and enter into an associated 8% Senior Subordinated Note (the "Note").

            The Company had previously entered into a management agreement wherein Sweet guarantees that the net income of Unzipped, as defined, shall be no less than $1.7 million for each year during the term ("the Guarantee"). In the event that the Guarantee is not met, Sweet is obligated to pay the difference between the actual net income, as defined and the Guarantee ("the Shortfall Payment").

         Additionally, Cross-Complainants allege that the Company has breached its obligations to Sweet arising under the Note by, among other things, understating Unzipped's earnings for the fiscal year ended January 31, 2004 and the first three quarters of the fiscal year ended January 31, 2005 for the purpose of causing Unzipped to fall short of the Guarantee for these periods, and improperly offsetting the Shortfall Payment against the Note. See Note 2 to the Notes to Consolidated Financial Statements. Cross-Complainants allege that the understatements in Unzipped's earnings and offsets against the Note were incorporated into the Company's public filings for the periods identified above, causing the Company to overstate materially its earnings and understate its liabilities for such period with the effect of improperly inflating the public trading price of the Company's common stock.. Plaintiffs and Mr. Cole deny Cross-Complainants' allegations and intend to vigorously defend against the Cross-Complaint.

         In January 2002, Redwood Shoe Corporation ("Redwood"), one of the Company's former buying agents of footwear filed a complaint in the United States District Court for the Southern District of New York, alleging that the Company breached various contractual obligations to Redwood and seeking to recover damages in excess of $20 million and its litigation costs. The Company filed a motion to dismiss certain counts of the complaint based upon Redwood's failure to state a claim, in response to which Redwood has filed an amended complaint. The Company also moved to dismiss certain parts of the amended complaint. The magistrate assigned to the matter granted, in part, the Company's motion to dismiss, and this ruling is currently pending before the District Court. The Company intends to vigorously defend the lawsuit, and file counterclaims against Redwood after the District Court rules on the pending motion to dismiss. At December 31, 2004 and January 31, 2004, the payable to Redwood totaled approximately $1.8 million which is subject to any claims, offsets or other deductions the Company may assert against Redwood.

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

         In November 2001, the Company settled a litigation filed in December 2000 in the United States District Court for Southern District of New York, by Michael Caruso, as trustee of the Claudio Trust and Gene Montasano (collectively, "Caruso"). The settlement agreement between the Company and Caruso provided for the Company to pay to Caruso equal quarterly payments of $62,500, up to a maximum amount of $1 million, over a period of four years. However, the Company's obligation to make these quarterly payments terminated on or about November 15, 2004 based upon a provision of the settlement agreement that stated that in the event that the last daily sale price per share of the Company's common stock reached at least $4.98 during any ten days within a thirty day period, the Company's obligation to make the quarterly payments would terminate. The remaining balance of $238,000 was recognized as a reduction of special charges in the fourth quarter of the 11-month Current Year.

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

Item 4.  Submission of Matters to a Vote of Security Holders
         None.

PART II
Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         The Company's Common Stock has traded on NASDAQ since January 22, 1990 (under the symbol "CAND"). The following table sets forth, for the indicated periods, the high and low sales prices for the Company's Common Stock as reported by NASDAQ:

                                                        High             Low
Eleven Months Ended December 31, 2004
         Fourth Quarter  ...................           $6.34             $4.20
         Third Quarter    ..................            4.95              2.46
         Second Quarter.....................            3.04              2.15
         First Quarter    ..................            2.88              2.00

Fiscal Year Ended January 31, 2004
         Fourth Quarter  ...................           $2.49             $1.69
         Third Quarter    ..................            2.69              1.35
         Second Quarter.....................            2.27              0.89
         First Quarter    ..................            1.28              0.55

         As of March 23, 2005 there were approximately 2,700 holders of record of the Company's Common Stock.

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


Item 6.  Selected Financial Data

Selected Historical Financial Data
(in thousands, except earnings per share amounts)

         The following table presents selected historical financial data of the Company for the periods indicated. The selected historical financial information is derived from the audited consolidated financial statements of the Company referred to under item 8 of this Annual Report on Form 10-K, and previously published historical financial statements not included in this Annual Report on Form 10-K. The following selected financial data should be read in conjunction with Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and the Company's consolidated financial statements, including the notes thereto, included elsewhere herein.

                               11-Months                             Fiscal Year
                         Ended December 31,                       Ended January 31,
                                            ---------------------------------------------------------
                                2004               2004            2003           2002           2001
                         ----------------------------------------------------------------------------
Operating Data *:
Net revenue                    $68,980         $131,377        $156,783       $101,402        $95,194
Operating income (loss)         2,736(1)        (8,164)(1)       (961)(1)     (1,545)(1)      (7,174)(1)
Net income (loss)                  241         (11,340)         (3,945)        (2,282)        (8,200)

Earnings (Loss) per share:
   Basic                         $0.01          $(0.45)         $(0.17)        $(0.12)        $(0.43)
   Diluted                        0.01           (0.45)          (0.17)         (0.12)         (0.43)

Weighted average number of common shares outstanding:
      Basic                     26,851           25,181          23,681         19,647         19,231
      Diluted                   28,706           25,181          23,681         19,647         19,231




                         At December 31,                            At January 31,
                                            ---------------------------------------------------------
                                2004               2004            2003           2002           2001
                         ----------------------------------------------------------------------------
Balance Sheet Data *:

Current assets                    $9,627        $25,655         $51,816        $22,730        $23,772
Total assets                      60,160         74,845         103,437         50,670         50,370
Long-term debt, long-term portion 19,367         25,020          28,505            638          1,153
Total stockholders' equity        24,258         18,868          29,011         23,519         24,745


* As of May 1, 2002, the operating results of Unzipped, the Company's Bongo jeanswear business, have been consolidated. Thus, operating results in the 11-month Current Year, Fiscal 2003 and Fiscal 2004 are not comparable to prior years. Additionally, in May 2003, the Company changed its business model by licensing its Candie's and Bongo footwear. See Item 1 -Business Transition of Footwear Operations. As a result, its 11 - month Current Year and for Fiscal 2004 results are not comparable with prior years.

(1) Includes special charges of $295 in the 11-month Current Year, $4,629 in Fiscal 2004, $3,566 in Fiscal 2003, and $1,791 in Fiscal 2002, and $2,674 in Fiscal 2001. See Notes 4 and 8 of the Notes to Consolidated Financial Statements


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

         Such factors include, but are not limited to, uncertainty regarding continued market acceptance of current products and the ability to successfully develop and market new products particularly in light of rapidly changing fashion trends, the impact of supply and manufacturing constraints or difficulties relating to the Company's licensees' dependence on foreign manufacturers and suppliers, uncertainties relating to customer plans and commitments, the ability of licensees to successfully market and sell branded products, competition, uncertainties relating to economic conditions in the markets in which the Company operates, the ability to hire and retain key personnel, the ability to obtain capital if required, the risks of litigation and regulatory proceedings, the risks of uncertainty of trademark protection, the uncertainty of marketing and licensing acquired trademarks and other risks detailed in this report and in the Company's other SEC filings, and uncertainty associated with the impact on the Company in relation to recent events discussed above in this report.

         The words "believe", "expect", "anticipate", "seek" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date the statement was made.

General Introduction

         In December, 2004, the Board of Directors of the Company approved a change in the Company's fiscal year end from January 31 to December 31, effective for the period ending December 31, 2004. As a result, the 11-month Current Year has been reported as an eleven month period. The 12-month period from February 1, 2003 through January 31, 2004 was the Company's Fiscal 2004.

            In May 2003, the Company changed its business model by licensing its footwear operations pursuant to the footwear licenses and in June 2004 it entered into the Jeans Wear License, effective August 1, 2004, thereby, respectively, transitioning the Company's operations as they related to the production and distribution of women's and girl's footwear and jeans wear. In December 2004, the Company, through IPH, entered into the Kohl's License. As a result of this change in the footwear operations of the Company, the Company is now a marketing and licensing company that focuses on licensing and marketing its brands. See Item 1-New Business Model - Trademarks and Licensing. The Company also markets and sells, principally as an agent, a variety of men's outdoor boots and casual shoes under private label brands through Bright Star.

            On October 29, 2004 (the "Closing Date"), the Company acquired the principal assets (the "Purchased Assets") of BEM, the holding company for the designer business "Badgley Mischka" from parent company Escada U.S.A. The purchased assets include the Badgley Mischka trademark, two existing licenses and the rights to operate the existing Badgley Mischka retail store located on Rodeo Drive in Beverly Hills, California. The purchase price for the transaction was $950,000, (excluding $372,000 of fees and expenses related to the acquisition) which was paid by the Company's issuance of 214,981 shares of the Company's common stock. The purchase price of the Purchased Assets is subject to an upward adjustment in the event that the closing sale price of the Company's common stock on the date which is 180 days after the Closing Date is less than the closing sale price on the Closing Date. Any such adjustment will also be paid in shares of the Company's common stock. The Company filed a registration statement with the SEC for the resale of the 214,981 shares of the Company's common stock issued to BEM. The registration statement was declared effective by the SEC on December 1, 2004.

            As a result of the Company's transition to a licensing business, and to a lesser extent, its change in fiscal year end, the Company's operating results are not comparable to prior years. Further, since there are no net sales attributable to women's wholesale and retail footwear activities in the 11-month Current Year and it is anticipated that there will be none thereafter, the results for the 11-month Current Year and the year ending December 31, 2005 are also expected to be non-comparable to prior years.

Critical Accounting Policies:

         During the 11-month Current Year, the Company adopted certain new accounting standards issued by the Financial Accounting Standards Board ("FASB"), as described below and summarized in Note 1 of the Notes to Consolidated Financial Statements. The adoption of these new accounting standards did not have a significant impact on the Company's financial position or results of operations in the 11-month Current Year.

         Several of the Company's accounting policies involve management judgments and estimates that could be significant. The policies with the greatest potential effect on the Company's consolidated results of operations and financial position include the estimate of reserves to provide for the collectibility of accounts receivable and the recovery value of inventory. For accounts receivable, the Company estimates the net collectibility considering historical, current and anticipated trends of co-op advertising deductions, operational deductions taken by customers, markdowns provided to retail customers to effectively flow goods through the retail channels, and the possibility of non-collection due to the financial position of customers. For inventory, the Company estimates the amount of goods that it will not be able to sell in the normal course of business and writes down the value of these goods to the recovery value expected to be realized through price reductions and close-outs. Of the consolidated group, only Unzipped, was subject to inventory risk.

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

         Revenue during the 11-month Current Year relating to Unzipped and Bright Star, was recognized upon shipment with related risk and title passing to the customers. Estimates of losses for bad debts, returns and other allowances were recorded at the time of the sale. In connection with its new licensing model, the Company has entered into various trade name license agreements that provide revenues based on minimum royalties and additional revenues based on a percentage of defined sales. Minimum royalty revenue is recognized on a straight-line basis over each period, as defined, in each license agreement. Royalties exceeding the defined minimum amounts are recognized as income during the period corresponding to the licensee's sales.

         In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which changed the accounting for goodwill from an amortization method to an impairment-only approach. Upon the Company's adoption of SFAS No. 142 on February 1, 2002, the Company ceased amortizing goodwill. As prescribed under SFAS No. 142, the Company had goodwill tested for impairment during the 11-month Current Year, Fiscal 2004 and 2003, and no impairments were necessary.

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

Summary of Operating Results:

         The Company had net income of $241,000 for the 11-month Current Year as compared to a net loss of $11.3 million for Fiscal 2004. In the 11-month Current Year, there were $295,000 of net special charges and $2.5 million of interest expense, as compared to $4.6 million of special charges and $3.1 million of interest expense in Fiscal 2004.

         The Company's operating income was $2.7 million in the 11-month Current Year, compared to an operating loss of $8.2 million in Fiscal 2004.


Results of Operations

11-month Current Year compared to Fiscal 2004

             Revenues. During the 11-month Current Year, consolidated net sales decreased from Fiscal 2004 by $64.4 million to $60.4 million. There were no wholesale and retail women's footwear sales in the 11-month Current Year because the Company licensed its footwear operations in May 2003, compared to $38.9 million in Fiscal 2004. Unzipped's net sales decreased by $26.2 million from $64.7 million in Fiscal 2004 to $38.5 million in the 11-month Current Year. This decrease resulted primarily from transitioning of the jeans wear business from an operating business to a licensing arrangement The Company entered into a license agreement with TKO for BONGO jeans wear that was effective on August 1, 2004, which agreement was subsequently assigned to BAI. Bright Star's revenues increased $771,000 to $21.9 million in the 11-month Current Year as compared to $21.1 million in Fiscal 2004.

         Licensing income increased $2.0 million to $8.6 million for the 11-month Current Year from $6.6 million in Fiscal 2004. The increase was due primarily to revenue generated by new licenses as the Company transitioned from an operating business to a licensing business.

            Gross Profit. Consolidated gross profit decreased by $8.0 million, from $28.8 million in Fiscal 2004, to $20.8 million in the 11-month Current Year. There was no gross profit from wholesale and retail women's footwear in the 11-month Current Year as compared to $8.4 million Fiscal 2004. Unzipped's gross profit in the 11-month Current Year was $10.2 million as compared to $11.3 million in Fiscal 2004. Unzipped's gross profit in the 11-month Current Year included a $7.6 million adjustment for the Shortfall Payment of $6.9 million with $685,000 recorded as a reserve pending the outcome of its litigation with the Company. See Notes 2 and 8 of Notes to Consolidated Financial Statements. Unzipped's Fiscal 2004's gross profit included an adjustment for the Shortfall Payment of $1.6 million. Unzipped's gross profit in the 11-month Current Year before the adjustment for the Shortfall Payment reflected the liquidation of the remaining BONGO inventory in connection with the transition of the jeans wear business to a licensing arrangement. Gross profit from Bright Star men's private label footwear sales decreased to $2.0 million in the 11-month Current Year from $2.1 million in Fiscal 2004. As a percent of net sales, Bright Star's gross profit decreased from 9.7% in Fiscal 2004 to 9.1% in the 11-month Current Year, resulting from its continuing concentration of sales to Wal-Mart, which are at comparatively lower margins.

                  Operating Expenses. During the 11-month Current Year, consolidated selling, general and administrative expenses decreased by $14.6 million to $17.7 million, down from $32.3 million in Fiscal 2004. The Company's selling, general and administrative expense related to activities other than Unzipped decreased by $14.7 million to $8.4 million in the 11-month Current Year as compared to $23.1 million in Fiscal 2004. The decrease resulted from the Company's closing its wholesale and retail women's footwear operations and transitioning to a licensing business beginning in the third quarter of Fiscal 2004. Selling, general and administrative expenses for Bright Star were $900,000 in the 11-month Current Year, a $100,000 decrease from $1.0 million in Fiscal 2004. Unzipped's selling, general and administrative expenses increased $84,000 in the 11-month Current Year to $9.3 million as compared to $9.2 million in Fiscal 2004. This increase was due primarily to additional costs associated with the transition of the jeans wear business to a license as well as costs incurred relating to Unzipped litigation. See Note 2 of Notes to Consolidated Financial Statements.

         For the 11-month Current Year, the Company's special charges included $434,000 of legal fees incurred by the Company relating to litigation involving Unzipped and $99,000 of legal professional fees related to transferring Unzipped wholesales business into a licensing business in the fiscal quarter ended April 30, 2004, partially offset by $238,000 of special income resulting from the Company's termination of certain long term debt payments.

         For Fiscal 2004, the Company's special charges included $3.1 million for disposal of certain assets and retail store lease termination costs, $743,000 related to severance pay for certain terminated employees, and $165,000 to terminate the Company's factoring contract, all resulting from the closing of its wholesale women's footwear operations and retail stores. Additionally, there were $583,000 of legal costs related to legal matters in Fiscal 2004 and $82,500 paid to Sweet related to certain contractual obligations resulting from the Unzipped purchase.

         Operating Income (Loss). As a result of the foregoing, the Company's net operating income was $2.7 million in the 11-month Current Year as compared to a net operating loss of $8.2 million for Fiscal 2004.

               Interest Expense. Interest expense decreased by approximately $600,000 in the 11-month Current Year to $2.5 million, compared to $3.1 million in Fiscal 2004. Included in interest expense in the 11-month Current Year was $434,000 from Unzipped's revolving credit facilities, as compared to $651,000 in Fiscal 2004, a decrease of $217,000. The Unzipped interest expense decrease resulted from lower average outstanding borrowing as Unzipped transitioned out of the operating jeans wear business to a license and, to a lesser extent, from lower average interest rates then were available in Fiscal 2004. There was no interest expense under the revolving credit facility in the 11-month Current Year because there were no operations relating to footwear, compared to $239,000 in Fiscal 2004. Also included in interest expense in the 11-month Current Year was $644,000 relating to the 8% senior subordinated note issued to Sweet in connection with the Unzipped acquisition, as compared to $761,000 in Fiscal 2004. Interest expense in the 11-month Current Year associated with the asset backed notes issued by IPH, a subsidiary of the Company was $1.4 million as compared to $1.5 million in Fiscal 2004.

                Income Tax Expense. . In the 11-month Current Year no tax expense was recorded. In Fiscal 2004, the Company recorded $58,000 of income tax provision, consisting of statutory minimum taxes. At December 31, 2004, the Company has a net deferred tax asset of approximately $3.6 million that management believes will be recoverable from profits anticipated to be generated over the next few years. The valuation allowance of $21.4 million represents amounts that cannot be assured of recoverability. See Note 12 of Notes to Consolidated Financial Statements.

         Net income (loss). As a result of the foregoing, the Company recorded net income of $241,000 in the 11-month Current Year, compared to a net loss of $11.3 million for Fiscal 2004.

Fiscal 2004 Compared to Fiscal 2003

         Revenues. In Fiscal 2004, consolidated net sales decreased from Fiscal 2003 by $26.8 million to $124.8 million. Wholesale and retail women's footwear sales decreased by $42.9 million from $81.8 million in Fiscal 2003 to $38.9 million in Fiscal 2004, primarily as a result of the Company's licensing of its footwear operations in May 2003. Unzipped's net sales increased by $8.8 million to $64.7 million in Fiscal 2004, from $55.9 million in Fiscal 2003. It should be noted, however, that Fiscal 2003 included only nine months of Unzipped's sales, which were included in the consolidated results beginning on May 1, 2002, following the Company's acquisition of the remaining 50% interest in Unzipped on April 23, 2002. For the comparable nine month period, Unzipped's net sales decreased in Fiscal 2004 by $8.4 million. Deductions for returns and allowances for Unzipped in Fiscal 2004 were $7.2 million or 10.0% of its gross sales, as compared to $3.6 million, or 6.1% of its gross sales during Fiscal 2003. This increase reflects a shift in Unzipped's customer base toward department stores that require more vendor support in the form of markdowns and advertising contributions. Bright Star men's private label footwear revenues increased $7.1 million or 50.9% to $21.1 million in Fiscal 2004, primarily as a result of a growth in its business with Wal-Mart, which now represents over 90% of Bright Star's sales..

         Licensing income increased $1.5 million to $6.6 million in Fiscal 2004 from $5.1 million in Fiscal 2003. Comparable licensing income increased $1.8 million, as Fiscal 2003 licensing income included $414,000 of royalties from Unzipped, which royalty payment ceased with the Company's acquisition of the remaining interest in Unzipped on April 23, 2002. The increase was due primarily to revenue generated by new licenses as the Company transitioned from an operating footwear business to a licensing business.

         Gross Profit. Consolidated gross profit decreased by $11.7 million to $28.8 million in Fiscal 2004 from $40.5 million in Fiscal 2003. Gross profit from wholesale and retail women's footwear decreased by $14.2 million to $8.4 million in Fiscal 2004, from $22.6 million in Fiscal 2003. This decrease was due primarily to the lower sales volume resulting from the Company's transition to a licensing business. In transitioning its wholesale and retail women's footwear operations, the Company also experienced lower gross profit margins as a percentage of net sales in the second half of Fiscal 2004, down from 27.6 % in Fiscal 2003 to 21.6% in Fiscal 2004, due to the Company's liquidation of its wholesale and retail inventories. Unzipped's gross profit in Fiscal 2004 was $11.3 million, or 17.4 % of net revenues as compared to $9.7 million, or 17.3% of net revenues in Fiscal 2003. Gross profit from Bright Star men's private label footwear sales increased to $2.1 million in Fiscal 2004, from $1.6 million in Fiscal 2003. As a percent of net sales, Bright Star's gross profit decreased from 11.7% in Fiscal 2003 to 9.7% in Fiscal 2004, resulting from its increases in sales to Wal-Mart, which are at comparatively lower margins.

         Operating Expenses. During Fiscal 2004, consolidated selling, general and administrative expenses decreased by $5.6 million to $32.3 million from $37.9 million in Fiscal 2003. Selling, general and administrative expenses related to the Company's wholesale and retail women's footwear operations decreased by $8.3 million to $22.2 million in Fiscal 2004 as compared to $30.5 million in Fiscal 2003. The decrease resulted from the Company's closing its wholesale and retail women's footwear operations and transitioning to a licensing business during the second half of Fiscal 2004. The Company anticipates further decreases in selling, general and administrative expenses for Fiscal 2005, its first full year under the licensing model. Unzipped's selling, general and administrative expenses increased $2.7 million in Fiscal 2004 to $9.2 million, as compared to $6.5 million in Fiscal 2003. It should be noted that Fiscal 2003 included approximately nine months of Unzipped's selling, general and administrative expenses, which were included in the consolidated results beginning on May 1, 2002, concurrent with the Company's acquisition of the remaining 50% interest in Unzipped on April 23, 2002. For the comparable nine month period, Unzipped's selling, general and administrative expense increased in Fiscal 2004 by $264,000. As a percentage of net sales, Unzipped's selling, general and administrative expenses increased to 14.3% in Fiscal 2004 as compared to 11.6% in Fiscal 2003, as non-variable expenses (primarily payroll) increased against a declining net sales base. Selling, general and administrative expenses for Bright Star were $940,000 in Fiscal 2004, virtually flat with Fiscal 2003.

         During Fiscal 2004, the Company's special charges included $3.1 million for disposal of certain assets and lease termination costs, $743,000 related to severance pay for certain terminated employees, and $165,000 to terminate a factoring arrangement, all resulting from the closing of its wholesale women's footwear operations and retail stores. Additionally, there were $583,000 of legal costs related to prior year legal matters and $82,500 paid to Sweet related to certain contractual obligations resulting from the purchase of the 50% interest in Unzipped. For Fiscal 2003, the Company's special charges included an impairment loss and lease obligation of $3.1 million resulting from the closing of certain retail stores, $298,000 of legal costs related to prior year legal matters, and $145,000 related to severance pay for certain terminated employees.

         Operating Loss. As a result of the foregoing, the Company's net operating loss was $8.2 million in Fiscal 2004 as compared to $961,000 for Fiscal 2003.

         Interest Expense. Interest expense decreased by $300,000 in Fiscal 2004 to $3.1 million, compared to $3.4 million in Fiscal 2003. Included in interest expense in Fiscal 2004, was $651,000 from Unzipped's revolving credit facility, as compared to $846,000 in Fiscal 2003, a decrease of $195,000. It should be noted that Fiscal 2003 included approximately nine months of interest expense related to Unzipped, which was included in the consolidated results beginning on May 1, 2002, concurrent with the Company acquisition of the remaining 50% interest in Unzipped. The Unzipped interest expense decrease resulted from lower average outstanding borrowing and, to a lesser extent, from lower average interest rates and as compared to Fiscal 2003. Interest expense under the revolving credit facility for the operating footwear business decreased by $535,000 to $239,000, compared to $774,000 in Fiscal 2003, primarily due to lower average outstanding borrowings as the Company closed its operating wholesale and retail footwear business, and to a significantly lesser extent, to lower average interest rates. Also included in interest expense in Fiscal 2004 was $761,000 from the 8% senior subordinated note in connection with the Unzipped acquisition, as compared to $660,000 in Fiscal 2003 (which included only nine months of interest expense as the note was issued in May 2002). See
Note 2 of the Notes to Consolidated Financial Statements. Interest expense in Fiscal 2004 associated with the asset backed notes issued by IPH, a subsidiary of the Company was $1.5 million, as compared to $692,000 in Fiscal 2003. Since the asset backed notes were issued in August, 2002, Fiscal 2003 results included approximately five and a half months of interest expense. . Included in Fiscal 2003 interest expense was $346,000 from an adjustment of interest payments associated with a $3.5 million master lease and loan agreement with Bank One Leasing Corp. in connection with a litigation settlement. See Note 5 of the Notes to Consolidated Financial Statements.

         Equity (Income) Losses in Joint Venture. During Fiscal 2003, the Company eliminated the remaining $250,000 liability in connection with the acquisition of Unzipped.

         Income Tax Expense (Benefit). In the year ended January 31, 2004, the Company recorded $58,000 of income tax provision, consisting of statutory minimum taxes. In Fiscal 2003, the Company recorded $139,000 of federal income tax benefits resulting from the utilization of net operating losses from prior years, due to changes in the tax laws. At January 31, 2004, the Company has a net deferred tax asset of approximately $3.6 million that management believes will be recoverable from profits anticipated to be generated over the next few years. The valuation allowance of $20.5 million represents amounts that cannot be assured of recoverability. See Note 12 of the Notes to Consolidated Financial Statements.

         Net Loss. As a result of the foregoing, the Company sustained a net loss of $11.3 million for Fiscal 2004, compared to a net loss of $3.9 million for Fiscal 2003.

Liquidity and Capital Resources

         Working Capital. Working capital (current assets less current liabilities) decreased by $1.9 million to a $6.5 million deficit at December 31, 2004 from a $4.6 million deficit at January 31, 2004, resulting primarily from the operating losses of Unzipped, (which although offset by the Shortfall Payment of $7.6 million, is reflected on the Balance Sheet as a reduction in long term debt) partially offset by working capital generated from the licensing business.

         The Company continues to rely upon cash generated from operations, especially licensing and men's private label activity to finance its operations. Net cash provided from operating activities totaled $4.4 million in the 11 months ended December 31, 2004, as compared to $11.2 million in Fiscal 2004. The Company believes that such cash from operations will be sufficient to satisfy its anticipated working capital requirements for the foreseeable future.

         Capital expenditures. Capital expenditures were $30,000 for the 11-month Current Year, as compared to $248,000 for Fiscal 2004. Fiscal 2004 capital expenditures were primarily comprised of office equipment acquired in the third quarter ended October 31, 2003, when the Company closed its Valhalla office and relocated certain employees to its headquarters in New York City.

         Financing Activities. Financing activities used $6.4 million during the 11-month Current Year as compared to $10.0 million used during Fiscal 2004. Of the cash used in financing activities, $12.8 million was used to pay-off revolving notes payable to factors under the Unzipped Credit Facility described below, and $2.3 million was used to reduce the principal of $20 million asset-backed notes secured by intellectual property assets. Offsetting this amount was an additional $3.6 million from IPH's amended asset-backed notes, $2.5 million borrowed from TKO, $2.2 million from common stock issuance and $1.7 million provided from the proceeds of the exercise of stock options.

         Matters Pertaining to Unzipped. On April 23, 2002, the Company acquired the remaining 50% interest in Unzipped from Sweet for three million shares of the Company's common stock and the Note. Until August 5, 2004, the Company had a management agreement with Sweet for a term ending January 31, 2005 (the "Management Agreement"), which provided for Sweet to manage the operations of Unzipped in return for, commencing in Fiscal 2004, a management fee based upon certain specified percentages of net income that Unzipped would achieve during the three-year term. In addition, Sweet guaranteed that the net income, as defined, of Unzipped shall be no less than $1.7 million for each year during the term commencing in Fiscal 2004 (the "Guarantee"). In the event that the Guarantee is not met, Sweet is obligated to pay the difference between the actual net income, as defined, and the Guarantee (the "Shortfall Payment"). The Company also terminated the Management Agreement, the supply agreement with Azteca and the distribution agreement with ADS on August 5, 2004. See Notes 2 and 8 of Notes to the Consolidated Financial Statements. For the 11-month Current Year, Unzipped had a net loss (as defined, for the purpose of determining if the Guarantee has been met) of $6.4 million, resulting in an adjustment of Shortfall Payment of $7.6 million based on a $1.7 million annual Guarantee. $7.6 million of this adjustment has been recorded in the consolidated income statement as a reduction of Unzipped's cost of sales and on the balance sheet as a reduction of the 8% senior subordinated note due to Sweet, as provided for in the Management Agreement. The Company believes that it is entitled to a quarterly Guarantee of $425,000 for each of the third and fourth quarters of the 11-month Current Year under the management agreement with Sweet notwithstanding that it was terminated on August 5, 2004. However, for financial statement purposes, the Company has pro-rated the $425,000 Guarantee relating to the third quarter to the termination date, and has established a reserve of $685,000 for the difference pending the outcome of its litigation. See Note 2 of Notes to the Consolidated Financial Statements. After adjusting for the Shortfall Payment, Unzipped's reported net income for 11-month Current Year was $461,000.

         For each of the quarters ended July 31, October 31, and December 31, 2004, the Company did not make an interest payment on the Note to partially offset the Shortfall Payment of January 31, 2004 due from Sweet. Such interest payment is to be resumed after the Shortfall Payment is satisfied.

         Revolving Credit Facilities. On January 23, 2002, the Company entered into a three-year $20 million credit facility ("the Credit Facility") with CIT Commercial Services. Borrowings under the Credit Facility were formula based and originally included a $5 million over advance provision with interest at 1.00% above the prime rate. In June 2002, the Company agreed to amend the Credit Facility to increase the over advance provision to $7 million and include certain retail inventory in the availability formula. Borrowings under the amended Credit Facility bore interest at 1.5% above the prime rate.

         At December 31, 2004, there were no outstanding borrowings under the Credit Facility which was terminated by an agreement dated January 15, 2004

         On February 25, 2003 Unzipped entered into a two-year $25 million credit facility ("the Unzipped Credit Facility") with GE Capital Commercial Services, Inc. ("GECCS") . Borrowings under the Unzipped Credit Facility were limited by advance rates against eligible accounts receivable and inventory balances, as defined. Under the facility, Unzipped may also arrange for letters of credit in an amount up to $5 million. The borrowings bear interest at a rate of 2.25% per annum in excess of the 30 day Commercial Paper rate or 3%, whichever is greater. The Unzipped Credit Facility was terminated on October 31, 2004.

         Bond Financing. In August 2002 IPH issued in a private placement $20 million of asset-backed notes secured by intellectual property assets (trade names, trademarks and license payments thereon). The notes have a 7-year term with a fixed interest rate of 7.93% with quarterly principal and interest payments of approximately $859,000. The notes are subject to a liquidity reserve account of $2.9 million, funded by a deposit of a portion of the proceeds of the notes. The net proceeds of $16.2 million were used to reduce amounts due by the Company under its existing revolving credit facilities. Costs incurred to obtain this financing totaled approximately $2.4 million which have been deferred and are being amortized over the life of the debt. At December 31, 2004, the unamortized portion of such costs was $1.9 million. As of December 31, 2004, there is $18.9 million outstanding under the notes.

         During the fiscal quarter ended April 30, 2004, IPH amended the asset-backed notes whereby it borrowed an additional $3.6 million. The additional borrowing matures in August, 2009 with a floating interest rate of LIBOR + 4.45%, with quarterly principal and interest payments and $500,000 of interest prepaid at closing. The net proceeds of $2.9 million were be used for general working capital purposes. Costs incurred to obtain this financing totaling approximately $178,500 were deferred and will be amortized over the life of the debt.

         Other. The Company's cash requirements fluctuate from time to time due to, among other factors, seasonal requirements, including the timing of receipt of merchandise. The Company believes that it will be able to satisfy its ongoing cash requirements for the foreseeable future, primarily with cash flow from operations. However, if the Company's plans change or its assumptions prove to be incorrect, it could be required to obtain additional capital that may not be available to it on acceptable terms, or at all.

         The following is a summary of contractual cash obligations for the periods indicated that existed as of December 31, 2004, and is based on information appearing in the Notes to Consolidated Financial Statements (amounts in thousands):



Contractual Obligations            Total           2005      2006 -2007      2008-2009     After 2009
                         ----------------------------------------------------------------------------
Notes payable - Bank         $         -     $        -      $        -     $        -   $          -
Long-term debt                    21,930          2,563           6,532          9,842          2,993
Operating leases                     586            324             262              -             -
                         ----------------------------------------------------------------------------
Total Contractual Cash
    Obligations                  $22,516         $2,887          $6,794         $9,842       $  2,993
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

         In addition, the timing of the receipt of future revenues could be impacted by the recent trend among retailers in the Company's industry to order goods closer to a particular selling season than they have historically done so. The Company continues to seek to expand and diversify its product lines under license to help reduce the dependence on any particular product line and lessen the impact of the seasonal nature of its business. The success of the Company, however, will still largely remain dependent on its and its licensees ability to contract with and retain key licensees, to predict accurately upcoming fashion trends among its customer base, to build and maintain brand awareness and to fulfill the product requirements of the retail channel within the shortened timeframe required. Unanticipated changes in consumer fashion preferences, slowdowns in the United States economy, changes in the prices of supplies, consolidation of retail establishments, among other factors noted in this report, could adversely affect the Company's future operating results. The Company's products are marketed primarily for Fall and Spring seasons, with slightly higher volumes of products sold during the second fiscal quarter.

Effects of Inflation

         The Company does not believe that the relatively moderate rates of inflation experienced over the past few years in the United States, where it primarily competes, have had a significant effect on revenues or profitability.

Net Operating Loss Carry Forwards

         At December 31, 2004, the Company had available net operating losses ("NOL") of approximately $54.6 million for income tax purposes, which expire in the years 2006 through 2024. Because of "ownership changes" (as defined in Section 382 of the Internal Revenue Code) occurring in previous fiscal years, the utilization of approximately $4.6 million of the net operating losses is limited to $602,000 per year and expires in the years 2006 through 2007. The remaining $50.0 million is not subject to such limitation and expires 2009 through 2024. Included in the NOL is $4.8 million as of December 31, 2004 from the exercises of stock options, the benefit of the utilization of this NOL will go into additional paid in capital. See Note 12 of Notes to Consolidated Financial Statements.


New Accounting Standards

         In November 2004, the FASB issued SFAS No. 151, "Inventory Costs," which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) by requiring these items to be recognized as current-period charges. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted. The adoption of SFAS No. 151 will have no impact on our future results of operations or our financial position.

         In December 2004, the FASB issued SFAS No. 153, "Exchanges of Monetary Assets," which addresses the measurement of exchanges of nonmonetary assets and eliminates the exception from fair value measurement for non monetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, with earlier application permitted. The adoption of SFAS No. 153 will have no impact on our future results of operations or our financial position.

         In December 2004, the FASB issued FAS No. 123(R), "Share-Based Payment," an amendment of FASB Statements 123 and 95. FAS No, 123(R) replaced FAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." This statement requires companies to recognize the fair value of stock options and other stock-based compensation to employees beginning with fiscal periods beginning after June 15, 2005. This means that the Company will be required to implement FAS No, 123(R) no later than the quarter beginning July 1, 2005. The Company currently measures stock-based compensation in accordance with APB Opinion No. 25, as discussed above. The impact on the company's financial condition or results of operations will depend on the number and terms of stock options outstanding on the date of change, as well as future options that may be granted.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

         The Company limits exposure to foreign currency fluctuations in most of its purchase commitments through provisions that require vendor payments in United States dollars. Our primary interest rate exposure relates to our variable rate debt. The primary interest rate exposure on floating rate financing arrangements are with respect to LIBOR. We had approximately $3.4 million in variable rate debt at December 31, 2004. As of December 31, 2004, a hypothetical immediate 200 basis point change in interest rates, as they relate to the cash borrowings then outstanding under our variable rate financial instruments, would not materially impact our earning and cash flow over a one-year period.

Item 8.  Financial Statements and Supplementary Data

         The financial statements and supplementary data required to be submitted in response to this Item 8 are set forth in Part IV, Item 15 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.

Item 9A. Controls and Procedures

         The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) to the Securities and Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective in reaching a reasonable level of assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms.

         The principal executive officer and principal financial officer also conducted an evaluation of internal control over financial reporting ("Internal Control") to determine whether any changes in Internal Control occurred during the quarter ended December 31, 2004 that have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, there has been no such change during the quarter ended December 31, 2004.


Item 9B. Other Information

         On March 29, 2005 the Company entered into a new employment agreement with Neil Cole to serve as the Company's President and Chief Executive Officer through December 31, 2007. See Item 11-Executive Compensation for a description of this employment agreement. Pursuant to the employment agreement, on that date the Company granted Mr. Cole 10-year immediately exercisable stock options to purchase 800,000 shares of the Company's common stock at $4.62 per share. On that date the Company also granted to Steven Mendelow, a director of the Company, 10-year immedaitely exercisable options to purchase 20,250 shares of the Company's common stock at $4.62 per share. The options granted to Mr. Cole and Mr. Mendelow were granted under the Company's 2002 Stock Option Plan.

PART III
Item 10. Directors and Executive Officers of the Registrant

         A list of the directors and executive officers of the Company and their respective ages and positions are as follows:

Name                                         Age      Position
----                                         ---      -----------------
Neil Cole                                    48       Chairman of the Board, President and Chief Executive Officer
Deborah Sorell Stehr                         42       Senior Vice President, Secretary and General Counsel
David Conn                                   37       Executive Vice President
Warren Clamen                                40       Chief Financial Officer
Richard Danderline                           51       Vice President - Finance
Barry Emanuel                                63       Director
Steven Mendelow                              62       Director
Robert D'Loren                               47       Director
Michael Caruso                               56       Director
Michael Groveman                             44       Director
Drew Cohen                                   36       Director

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

         Deborah Sorell Stehr joined the Company in December 1998 as Vice President and General Counsel, and was promoted to Senior Vice President in November 1999. She has served as Secretary of the Company since June 1999 and sits on the Board of Directors of numerous of its subsidiaries. From September 1996 to December 1998, Ms. Sorell Stehr was Associate General Counsel with Nine West Group Inc. ("Nine West"), a women's' footwear corporation with sales approximating $2.0 billion, where Ms. Sorell Stehr was primarily responsible for overseeing legal affairs relating to domestic and international contracts, intellectual property, licensing, general corporate matters, litigation and claims. Prior to joining Nine West, Ms. Sorell Stehr practiced law for nine years at private law firms in New York City and Chicago in the areas of corporate law and commercial litigation.

         David Conn joined the Company in May 2004 as Executive Vice President. Mr. Conn had previously been with the Company from 1995 to 2000 in the capacity as Vice President of Marketing. After leaving the Company in May 2000, Mr. Conn joined Columbia House where he oversaw the company's internet business responsible for the online advertising, sales promotion and customer retention on the internet. During his tenure, Columbia House grew to become one of the ten largest e-commerce sites on the internet. Mr. Conn has also been active in the Direct Marketing Association serving on its Ethics Policy Committee. Mr. Conn's prior experience includes marketing positions with The Discovery Channel and CCM, a New York based marketing and promotion agency.

         Warren Clamen joined the Company on March 9, 2005 as the Company's Chief Financial Officer. From June 2001 until March 2005 Mr. Clamen served as Vice President of Finance of Columbia House, one of the world's largest licensees of content for music and film. From December 1998 to June 2001, he was Vice President of Finance of Marvel Entertainment, Inc., one of the world's largest public licensing companies. Prior to that time, Mr. Clamen served as the Director, International Management of Biochem Pharma Inc. a public company located in Montreal, Canada, that has its shares traded on the NASDAQ exchange, and a Senior Manager at Richter, Usher and Vineberg, an accounting firm also located in Montreal, Canada. Mr. Clamen is a Certified Public Accountant and a Chartered Accountant and received a Bachelor of Commerce and Graduate Diploma in Public Accounting from McGill University in Montreal.

         Richard Danderline, served as the Company's Executive Vice President, Finance and Operations from June 2000 to December 31, 2004 and effective January 1, 2005, has been employed by the Company as its Vice President of Finance pursuant to an agreement. For the 13 years prior to joining the Company, he served as Vice President, Treasurer and Chief Financial Officer of AeroGroup International, Inc ("Aerosoles"), a privately held footwear company. Prior to joining Aerosoles, he served as Vice President and Chief Financial Officer of Kenneth Cole Productions, Inc. Mr. Danderline's experience also includes serving as Vice President and Controller of Energy Asserts International, Inc. and as Vice President and Controller of XOIL Energy Resources, Inc. Mr. Danderline is certified public accountant who began his career with Touche Ross & Co., the predecessor of Deloitte & Touche LLP.

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

         Robert D'Loren has over twenty years of experience in finance-related businesses. Since 2001, he has served as President and CEO of UCC Capital Corporation. UCC is an industry leader in fixed income investing in companies with core assets in intellectual property. Prior to forming UCC Capital Corporation Mr. D'Loren served from 1998 to 2001 as COO of CAK Universal Credit Corporation, a company that was in a similar business to UCC Capital Corporation. From 1985 to 1998, Mr. D'Loren was President and CEO of D'Loren Organization, which was involved in asset management, principal transactions in corporate acquisitions and real estate, and in the restructuring and sale of non-performing and performing loan assets on behalf of clients that included Citibank, Bank of America, the Resolution Trust, Freddie Mac, the Department of Housing and Urban Development, and the FDIC, with a transaction volume in excess of $3 billion. Before forming his own company in 1985, Mr. D'Loren served as an asset manager for Fosterlane Management, after serving as a manager with the international consulting firm of Deloitte & Touche, where he served a diversified client base. Mr. D'Loren has served as a director or board advisor to Business Loan Express, Bike Athletic Company and Bill Blass, Ltd. He is a Certified Public Accountant and holds a Master's Degree from Columbia University and a Bachelor of Science Degree from New York University.

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

         Drew Cohen is the Managing Director, Business & Legal Affairs for Music Theatre International (MTI), which represents the dramatic performing rights of classic properties such as "West Side Story," and "Fiddler on the Roof," and licenses over 50,000 performances a year around the world. Before joining MTI in September,2002, Mr. Cohen was from July 2001 the Director of Investments for Big Wave NV, and prior to that, General Manager for GlassNote Records, an independent record company. Mr. Cohen holds a B.S. degree from Tufts University, a J.D. from Fordham Law School, and an M.B.A. from Harvard Business School.

         All directors hold office until the next annual meeting of stockholders or until their successors are elected and qualified. All officers serve at the discretion of the Board of Directors.

Compensation Committee Interlocks and Insider Participation

         The Board has a Nominating/Governance Committee, consisting of Mr. Mendelow, Mr. Emanuel, Mr. Cohen and Mr. Groveman whose functions now include those of the Compensation Committee, which was consolidated into the Nominating/Governance Committee during the 11-month Current Year. Prior to expanding the duties and responsibilities of the Governance Committee to include those relating to compensations decisions as to executive compensation were made by the Compensation Committee of the Company's Board of Directors. During the 11-month Current Year, none of the executive officers of the Company served on the board of directors or the compensation committee of any other entity, that has officers that serve on the Company's Board of Directors or Nominating/Governance Committee or that served on the Compensation Committee.

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

         Based solely on the Company's review of the copies of such forms received by it, the Company believes that during the 11-month Current Year, there was compliance with the filing requirements applicable to its officers, directors and 10% stockholders of the Common Stock, except that a Form 4 to report a grant of options to Drew Cohen in April 2004 was filed two days late and a Form 4 with respect to the purchase of shares of common stock by Robert D'Loren was filed two days late. The Form 4s relating to the automatic grants of shares of common stock in March 2004 to Messrs. Caruso, D'Loren, Emanuel and Mendelow under the Company's Non-Employee Director Stock Incentive Plan were also filed several days late. Late forms were also filed by Hubert Guez and Sweet in June 2004 with respect to various sales of common stock.

Audit Committee

     The Company has an audit committee of the Board of Directors ("Audit Committee") consisting of Mr. Mendelow, Mr. Groveman and Mr. Cohen. Each member of the Audit Committee is an "independent director" under the Marketplace Rules of the NASD applicable to companies whose securities are listed on NASDAQ and the Company's Board has determined that Mr. Mendelow is the Audit Committee's financial expert under applicable SEC rules and NASD Marketplace Rules.

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

 Item 11.         Executive Compensation

         The following table sets forth all compensation paid or accrued by the Company for the 11-month Current Year, Fiscal 2004 and 2003, to or for the Chief Executive Officer and for the other persons that served as executive officers of the Company during the 11-month Current Year whose salaries for the 11-month Current Year exceeded $100,000 (collectively, the "Named Persons"):

                                                          Summary Compensation Table
                                                                                                 Long-Term
                                                                                              Compensation
                                        Annual Compensation                                         Awards
                                                                                     Other      Securities
                                 Fiscal             Salary        Bonus (1)    Annual Com-      Underlying      All Other
                                  Year                                           pensation         Options  Compensations
-------------------------------------------------------------------------------------------------------------------------
Neil Cole               11-month Current Year    $458,333          $100,000           $  -               -$    136,518(2)
Chairman, President &          Fiscal 2004         483,333                -              -               -      62,700(2)
Chief Executive Officer        Fiscal 2003         487,500                               -         615,000      31,503(2)

Deborah Sorell Stehr    11-month Current Year      220,780                -              -          40,000              -
Senior Vice President &        Fiscal 2004         227,440                -              -          60,000
General Counsel                Fiscal 2003         215,625                -              -               -              -

David Conn              11-month Current Year      125,000                -              -         200,000              -
Executive Vice President       Fiscal 2004               -                -              -               -              -
                               Fiscal 2003               -                -              -               -              -

Richard Danderline      11-month Current Year      206,250                -              -               -              -
Executive Vice President -     Fiscal 2004         217,500                -              -               -              -
Finance & Operations           Fiscal 2003         219,375           50,000              -               -              -

(1)  Represents bonuses accrued under employment agreements.

(2) Represents Company paid premiums on a life insurance for the benefit of the beneficiaries of Mr. Cole.

Option Grants in the 11-month Current Year

         The following table provides information with respect to individual stock options granted during the 11-month Current Year to each of the Named Persons who received options during the 11-month Current Year:

                         Number of
                        Securities    % of Total                                  Potential Realizable Value
                        Underlying  Options Granted     Exercise                   at Assumed Annual Rates
                          Options     to Employees        Price       Expiration  of Stock Price Appreciation
Name                    Granted(#)   in Fiscal Year     ($/share)       Date        for Option Term (3)
----                    ----------  ---------------    ----------  -------------- ----------------------------
                                                                                        5%($)           10%($)
Neil Cole                       -                 -            -               -            -                -
Deborah Sorell Stehr    40,000(1)              2.7%        $2.66       8/20/2014       66,914          169,574
David Conn             200,000(2)             13.7%        $2.54       5/27/2014      319,478          809,621
Richard Danderline              -                 -            -               -            -                -

(1) Ms. Stehr's 40,000 options vest as to one-third on each of August 20, 2004, 2005 and 2006.

(2)  Mr. Conn's options vest 75,000 on May 28, 2004,  50,000 on May 28, 2005 and
     75,000 on May 28, 2006.

(3) The potential realizable value columns of the table illustrate values that might be realized upon exercise of the options immediately prior to their expiration, assuming the Company's Common Stock appreciates at the compounded rates specified over the term of the options. These amounts do not take into account provisions of options providing for termination of the option following termination of employment or non-transferability of the options and do not make any provision for taxes associated with exercise. Because actual gains will depend upon, among other things, future performance of the Common Stock, there can be no assurance that the amounts reflected in this table will be achieved.

         The following table sets forth information as of December 31, 2004, with respect to exercised and unexercised stock options held by the Named Persons. Mr. Cole, Ms. Stehr and Mr. Danderline exercised 410,000, 100,000 and 135,000 options, respectively, during the 11-month Current Year.


         Aggregated Options Exercises in the 11-month Current Year and Year-End Option Values

                                                        Number of Securities            Value of Unexercised
                       Shares Acquired                 Underlying Unexercised           In-The-Money Options
                             on              Value Options at December 31, 2004(#)   at December 31, 2004($) (1)
                                                   -------------------------------   ---------------------------
Name                    Exercise (#)     Realized ($)  Exercisable  Unexercisable      Exercisable   Unexercisable
                        ------------     ------------  -----------  -------------      -----------   -------------
Neil Cole                    410,000       1,453,900    2,685,875         200,000       7,222,777        530,000
Deborah Sorell Stehr         100,000         377,668      160,000          30,000         529,650         82,200
Richard Danderline           135,000         496,767            -          25,000               -        102,970

(1) An option is "in-the-money" if the year-end closing market price per share of the Company's Common Stock exceeds the exercise price of such options. The closing market price on December 31, 2004 was $5.40.

Employment Contracts and Termination and Change-in-Control Arrangements

         On March 29, 2005, the Company entered into an Employment Agreement with Neil Cole to serve as President and Chief Executive Officer for a term expiring on December 31, 2007, at an annual base salary for $500,000 in 2005, $550,000 in 2006 and $600,000 in 2007. In addition, the Employment Agreement provides for the Company to pay to Mr. Cole an additional salary of $250,000, payable in four (4) equal installments upon the signing of the Employment Agreement, and April 1, July 1 and October 3, 2005, provided that Mr. Cole is employed by the Company on such respective dates. Under the Employment Agreement, for each year in which the Company meets at least 100% of its earnings before interest, taxes, depreciation and amortization of fixed assets and intangible assets ("EBITDA") target, (as determined by the Board), the Company will pay to Mr. Cole a bonus in an amount equal to $100,000 for 2005, $150,000 for 2006 and $200,000 for 2007. In addition, Mr. Cole shall receive a bonus equal to 5% of the amount, if any, by which the Company's actual EBITDA, for a fiscal year exceeds the greater of (a) such EBITDA, and (b) the highest amount of actual EBITDA, previously achieved during the Term, provided that the amounts of prior negative EBITDA shall reduce such EBITDA in the year for which the determination is made in determining whether and by how much such amounts set forth in (a) and (b) were exceeded. Mr. Cole is also entitled to customary benefits, including participation in management incentive and benefit plans, reimbursement for automobile expenses, reasonable travel and entertainment expenses and a life insurance policy to benefit Mr. Cole's designated beneficiaries in the sum of $5,000,000. The Employment Agreement provides that Mr. Cole will receive an amount equal to three times his annual compensation, plus accelerated vesting or payment of deferred compensation, options, stock appreciation rights or any other benefits payable to Mr. Cole in the event that within twelve months of a "Change In Control", as defined in the Agreement, Mr. Cole is terminated by the Company without "Cause" or if Mr. Cole terminates his agreement for "Good Reason", as such terms are defined in the Agreement. Pursuant to the Agreement Mr. Cole was granted, under one of the Company's stock option plans, options to purchase 800,000 shares of common stock at $4.62 per share, which options vested immediately.

         The Company entered into an agreement with Mr. Cole that provides that if the Company is sold and immediately thereafter Mr. Cole is no longer employed by the Company or its successor in the capacity in which he was employed prior to the sale, Mr. Cole would receive a payment equal to 5% of the sale price in the event that sale price is at least $5.00 per share or equivalent with respect to an asset sale. Mr. Cole agreed not to compete with the Company for a period of twelve months after a sale resulting in such payment.

         The Company has entered into an employment agreement with Deborah Sorell Stehr that was effective on February 1, 2004 and expires on January 31, 2006 and provides for her to receive a base salary of $240,000 for the first year and $245,000 for the last year of the agreement for performance on a full time basis. Ms. Sorell Stehr is also eligible for a bonus pursuant to the Company's executive bonus program and to customary benefits, including participation in management incentive and benefit plans, reimbursement for automobile expenses, reasonable travel and entertainment expenses and a life insurance policy. The agreement provides that Ms. Sorell Stehr will receive an amount equal to $100 less than three times her annual compensation, plus accelerated vesting or payment of deferred compensation, options, stock appreciation rights or any other benefits payable to Ms. Sorell Stehr in the event that within twelve months of a "Change in Control", Ms. Sorell Stehr is terminated by the Company without "Cause" or Ms. Sorell Stehr terminates her agreement for "Good Reason", as such terms are defined in her employment agreement.

         Richard Danderline, who served as the Executive Vice President, Finance and Operations during the 11-month Current Year, effective January 1, 2005, is employed part time as the Vice President of Finance pursuant to an agreement with a term expiring on June 30, 2005. Under the agreement, Mr. Danderline has a base salary at an annual rate of $225,000, which rate is pro-rated to reflect the number of days (assuming a five-day a week) that Mr. Danderline works.

         The Company has entered into an employment agreement as of April 17, 2004 with David Conn pursuant to which Mr. Conn is employed as the Company's Executive Vice President. The employment agreement provides that Mr. Conn will be employed by the Company for a two- year term ("Term") subject to earlier termination as specified in the agreement. The employment agreement also provides for Mr. Conn to receive a base annual salary of $200,000 per year for the first year of the Term and $225,000 for the second year of the Term and certain fringe benefits. In addition, he is eligible to participate in any executive bonus program of the Company then in effect. In accordance with the terms of the employment agreement, on May 28, 2004, the Company granted to Mr. Conn options to purchase 200,000 shares of the Company's common stock at $2.54 per share (the "Options"). The Options expire on March May 28, 2014, subject to earlier termination under certain conditions if Mr. Conn ceases to be employed by the Company, and vesting as to 75,000 on May 28, 2004, 50,000 on May 17, 2005 and 75,000 on May 17, 2006. The employment agreement also provides for Mr. Conn to receive certain severance payments if the Company terminates the employment agreement other than for cause.

         The Company has entered into an employment agreement effective March 9, 2005 with Warren Clamen pursuant to which Mr. Clamen is employed as the Company's Chief Financial Officer. The employment agreement provides that Mr. Clamen will be employed by the Company for a two-year term ("Employment Term") subject to earlier termination as specified in the agreement. The employment agreement also provides for Mr. Clamen to receive a base annual salary of $225,000 per year for the first year of the Employment Term and no less than $240,000 for the second year of the Employment Term and certain fringe benefits. In addition, he is eligible to participate in any executive bonus program of the Company then in effect. In accordance with the terms of the employment agreement, on March 9, 2005 the Company granted to Mr. Clamen options to purchase 200,000 shares of the Company's common stock at $5.06 per share (the "Options"). The Options expire on March 9, 2015, subject to earlier termination under certain conditions if Mr. Clamen ceases to be employed by the Company, and vest immediately as to 100,000 of the Options and on June 1, 2005 as to the remaining 100,000 of the Options. The employment agreement also provides for Mr. Clamen to receive certain severance payments if the Company terminates the employment agreement other than for cause.

Compensation of Directors

         During the 11-month Current Year, Messrs. Emanuel, Mendelow, Caruso and Cohen (each an "Outside Director") each received a grant of Common Stock from the Company under the Company's Non-Employee Director Stock Incentive Plan having a value of $20,000 in compensation for attending board meetings.

         Each Outside Director also received $1,000 for each Committee meeting that he or she attended. In addition the chair of each of the Company's Audit and Nominating/Governance Committees received a fee of $5,000 per year.

         Under the Company's 2002 Stock Option Plan (the "2002 Plan"), 2001 Stock Option Plan (the "2001 Plan"), 2000 Stock Option Plan (the "2000 Plan") and 1997 Stock Option Plan (the "1997 Plan"), non-employee directors are eligible to be granted non-qualified stock options.

         The Company's Board of Directors, or the Stock Option Committee of the 2002 Plan, 2001 Plan, 2000 Plan or the 1997 Plan, if one is appointed, has discretion to determine the number of shares subject to each non-qualified option (subject to the number of shares available for grant under the 2002 Plan, 2001 Plan ,2000 Plan or the 1997 Plan, as applicable), the exercise price thereof (provided such price is not less than the par value of the underlying shares of the Company's Common Stock under the 2000 Plan or not less than the fair value of Common Stock under the 1997 Plan, 2001 Plan and 2002 Plan), the term thereof (but not in excess of 10 years from the date of grant, subject to earlier termination in certain circumstances), and the manner in which the option becomes exercisable (amounts, intervals and other conditions). During the 11-month Current Year, Groveman and Cohen received a grant of 60,000 shares of options each with an exercise price of $2.06 per share under 2001 Plan. D'Loren received a grant of 100,000 shares of options with an exercise price of $2.67 per share under 1997 Plan. He also received a grant of 50,000 shares relating to the acquisition of the Purchased Assets.

Item 12.          Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information as of March 29, 2005, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of the Company's Common Stock by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock; (ii) each of the Named Persons; (iii) each of the Company's directors; and (iv) all executive officers and directors as a group:

                       Amount and Nature of Percentage of
Name and Address of                        Beneficial               Beneficial
Beneficial Owner (1)                      Ownership (2)              Ownership
--------------------                      -------------              ---------

Neil Cole                               4,562,075( 3 )                 14.2%
Claudio Trust dated February 2, 1990    2,381,737( 4 )                  8.4%
    PO Box 11360
    Jackson, Wyoming 83002
Michael Caruso                          2,391,628( 5 )                  8.4%
Barry Emanuel                             395,896( 6 )                  1.4%
Steven Mendelow                           344,271( 7 )                  1.2%
Deborah Sorell Stehr                      160,000( 8 )                     *
David Conn                                125,000( 9 )                     *
Warren Clamen                              100,000(10)                     *
Robert D'Loren                             134,391(11)                     *
Michael Groveman                            45,643(12)                     *
Drew Cohen                                  45,643(13)                     *
Sweet Sportswear, LLC                    2,750,000(14)                  9.7%
    Hubert Guez                          2,751,757(14)                  9.7%
    5804 E. Slauson Ave
    Commerce, CA 90040
Remey W. Trafelet                        2,748,800(15)                  9.7%
    Trafelet & Company, LLC
    900 Third Avenue
    5th Floor
    New York, NY 10022

All executive officers and directors
 as a group (ten persons)        8,324,797 (3) (5) (6) (7)            25.0%
                                 (8) (9) (10) (11) (12) (13)

         *        Less than 1%

(1) Unless otherwise indicated, each beneficial owner has an address c/o the Company at 215 West 40th Street, New York, New York 10018.

(2) A person is deemed to have beneficial ownership of securities that can be acquired by such person within 60 days of March 29, 2005, upon exercise of warrants or options. Consequently, each beneficial owner's percentage ownership is determined by assuming that warrants or options held by such person (but not those held by any other person) and which are exercisable within 60 days from March 29, 2005, have been exercised. Unless otherwise noted, the Company believes that all persons referred to in the table have sole voting and investment power with respect to all shares of Common Stock reflected as beneficially owned by them.

(3) Includes 3,685,875 shares of Common Stock issuable upon exercise of options, 786,200 shares of Common Stock owned by Mr. Neil Cole, and 20,000 shares of Common Stock owned by Mr. Cole's children. Also includes 70,000 shares of Common Stock owned by Mr. Cole's former wife over which Mr. Cole has certain voting rights but no rights to dispose of or pecuniary interest. Does not 15,194 shares held in Mr. Cole's account under the Company's 401(k) savings plan for which Mr. Cole has no current voting or dispositive powers. Does not give effect to voting rights that may be held by Mr. Cole pursuant to the proxy described in greater detail in footnote
     (14) below.

(4) Represents shares held by Claudio Trust dated February 2, 1990, of which Mr. Caruso is the trustee.

(5) Represents shares held by Claudio Trust dated February 2, 1990, of which Mr. Caruso is the trustee and includes 9,891 shares of Common Stock owned by Michael Caruso.

(6) Includes 347,500 shares of Common Stock issuable upon exercise of options and 48,396 shares of Common Stock owned by Mr. Emanuel.

(7) Includes 255,375 shares of Common Stock issuable upon exercise of options, 48,396 shares of Common Stock owned by Mr. Mendelow, and 60,750 shares of Common Stock owned by C&P Associates, of which Mr. Mendelow and his wife are affiliated.

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

(11) Represents 90,000 shares of Common Stock issuable upon exercise of options and 44,391 shares of Common Stock owned by Robert D'Loren.

(12) Represents 40,000 shares of Common Stock issuable upon exercise of options and 5,643 shares of Common Stock owned by Michael Groveman.

(13) Represents 40,000 shares of Common Stock issuable upon exercise of options and 5,643 shares of Common Stock owned by Drew Cohen.

(14) Represents 2,750,000 shares of Common Stock held by Sweet Sportswear, LLC. Mr. Guez, a former member of the Company's Board of Directors, is a managing member of Sweet Sportswear, LLC and a co-trustee of a trust which has a 50% membership interest in Sweet (the "Trust"). Sweet has granted an irrevocable proxy with respect to all 2,750,000 shares in favor of Messrs. Cole, Guez and/or such other members of the Company's Board designated from time to time by a majority of the Board, to vote at any meeting of the Company's stockholders or provide consent in lieu of a meeting, as the case may be, but only in favor of a matter approved by the Board or otherwise at the direction of the Board. The proxy expires on April 23, 2012 provided, however, that the proxy will expire earlier with respect to any shares up to an aggregate of 2 million shares subject to the proxy, to the extent such shares are transferred by Sweet after April 23, 2003 to persons other than (i) an officer or member of Sweet, (ii) any affiliate of Sweet or its officer or member or (iii) any family member of such persons (collectively referred to as "Restricted Transferee"). Moreover, the proxy will expire with respect to any of the other 1 million shares subject to the proxy, to the extent that such shares are transferred by Sweet after April 23, 2004 to a transferee that is not a Restricted Transferee. Mr. Guez's beneficial ownership also includes 1,757 shares owned by the Trust.

(15) Represents 2,748,800 shares of Common Stock held by Trafelet & Company LLC, of which Remey W. Trafelet is a managing member.


Equity Compensation Plans

      The following table provides certain information with respect to all of the Company's equity compensation plans in effect as of December 31, 2004.


                                                                                             Number of securities remaining
                                  Number of securities to be               Weighted-average   available for issuance under
                                   issued upon exercise of                exercise price of     equity compensation plans
                                 outstanding options, warrants           outstanding options, (excluding securities reflected
                                          and rights                      warrants and rights        in column (a))
                                          ----------                      -------------------        ---------------
Plan Category                                 (a)                                 (b)                      (c)
---------------------------------------------------------------------------------------------------------------------------

Equity compensation plans
Approved by security holders:              4,013,625                             $2.58                  1,970,476

Equity compensation plans not
Approved by security holders (1):        1,454,000(1)                            $2.40                 195,000(2)
---------------------------------------------------------------------------------------------------------------------------
Total                                      5,467,625                             $2.53                  2,165,476
===========================================================================================================================

(1) Represents the aggregate number of shares of common stock issuable upon exercise of individual arrangements with option and warrant holders, including 1,420,000 issued under the terms of the Company's 2001 Stock Option Plan. These options and warrants are up to three years in duration, expire at various dates between January 14, 2005 and December 22, 2013, contain anti-dilution provisions providing for adjustments of the exercise price under certain circumstances and have termination provisions similar to options granted under stockholder approved plans. See Notes 1 and 6 of Notes to Consolidated Financial Statements for a description of the Company's Stock Option Plans.
(2) Represents shares eligible for issuance upon the exercise of options that may be granted under the Company's 2001 Stock Option Plan.


Item 13.          Certain Relationships and Related Transactions
         On May 1, 2003, the Company granted KCP, Inc. the exclusive worldwide license to design, manufacture, sell, distribute and market footwear under the BONGO brand. The CEO and Chairman of KCP, Inc. is Kenneth Cole, who is the brother of Neil Cole, the CEO and President of the Company. During the 11 - month Current Year, the Company received $1.1 million in royalties from KCP.

         During Fiscal 2002, Neil Cole, Chairman of the Board, President and CEO of Candie's, Inc. founded The Candie's Foundation ("the Foundation"), a charitable foundation whose purpose is to raise national awareness concerning the consequences of teenage pregnancy. At December 31, 2004, the Company had a balance of $227,000 due from the Foundation, net of a $50,000 reserve. The Company believes that the amount due will be recovered in full although the Foundation's operating history in fund raising activities is limited. Mr. Cole's wife, Liz Cole is employed by the Foundation at an annual rate of $80,000 per year.

         Prior to August 5, 2004, Unzipped was managed by Sweet pursuant to a Management Agreement. Unzipped also had a supply agreement with Azteca and a distribution agreement with ADS. All of these entities are owned or controlled by Hubert Guez.

         Pursuant to the Management Agreement, Sweet was obligated to manage the operations of Unzipped in return for, commencing in Fiscal 2004, a management fee based upon certain specified percentages of net income that Unzipped would achieve during the three-year term. In addition, Sweet guaranteed that the net income, as defined, of Unzipped commencing in Fiscal 2004 would be no less than $1.7 million for each year during the term. In the event that the Guarantee is not met, under the Management Agreement, Sweet is obligated to pay to the Company the Shortfall Payment equal to the difference between the actual net income of Unzipped, as defined, and the Guarantee. The Shortfall Payment can be offset against the 8% Senior Subordinated Note due in 2012 in the original amount of $ 11 million at the option of either Sweet or the Company.

     With respect to the 11-month Current Year, Unzipped had a net loss (as defined, for the purpose of determining if the Guarantee had been met) of $6.4 million, as compared to net income (as defined, for the purpose of determining if the Guarantee had been met) in Fiscal 2004 of $74,000. Consequently for the 11-month Current Year there was a Shortfall Payment of $7.6 million, as compared to a Shortfall Payment of $1.6 million in Fiscal 2004. These payments have been recorded in the consolidated income statements as a reduction of Unzipped's cost of sales (since the majority of Unzipped's operations are with entities under common ownership with Sweet, including all of the purchases of inventory) and on the balance sheet as a reduction of the Note due to Sweet based upon the right to offset in the Management Agreement. At December 31, 2004, as a result of the offset of the Shortfall Payments, the balance of the Note was reduced to $3.0 million. The Company believes that it is entitled to the full quarterly
Guarantee of $425,000 for each of the third and fourth quarters under the Management Agreement, however, for financial statement purposes, the Company has pro-rated the $425,000 third quarter Guarantee to the termination date, and the $283,000 two-month fourth quarter Guarantee, pending the outcome of its litigation with Sweet and its affiliates. See Note 8. After adjusting for the Shortfall Payments, Unzipped's reported net income for 11-month Current Year and Fiscal 2004 was $461,000 and $1.4 million, respectively.

         Prior to August 5, 2004, there was a distribution agreement between Unzipped and ADS pursuant to which Unzipped paid ADS a per unit fee for warehousing and distribution functions and per unit fee for processing and invoicing orders. The agreement also provided for reimbursement for certain operating costs incurred by ADS and charges for special handling fees at hourly rates approved by management. Prior to August 5, 2004, there was also a supply agreement in effect between Unzipped and Azteca pursuant to which Unzipped paid Azteca cost plus 6% for goods, and was entitled to up to 30 days in which to pay Azteca.

         Prior to August 5, 2004, Azteca allocated expenses to Unzipped for Unzipped's use of a portion of Azteca's office space, design and production team and support personnel. Unzipped also occupied office space in a building rented by ADS and Commerce Clothing Company, LLC (Commerce), a related party to Azteca.

         On August 5, 2004, Unzipped terminated the Management Agreement with Sweet, the supply agreement with Azteca and the distribution agreement with ADS and commenced a lawsuit against Sweet, Azteca, ADS and Hubert Guez. See Note 8 of Notes to Consolidated Financial Statements.

         The related party transactions, most of which are being disputed in the litigation as further described in Note 8 of Notes to Consolidated Financial Statements, are summarized as follows:

                                                        11-month
                                                      Current Year   Fiscal 2004
                                                      ------------   -----------
Products purchased from Azteca                            $ 22,886       $50,907
Allocated office space, design and production team
   and support personnel expense from Azteca                   118           452
Management fee                                                   -             -
Shortfall payment per Management Agreement                   7,566         1,626
Interest expense paid on Azteca subordinated debt                -             -
Expenses of distribution services per distribution
   agreement with ADS                                        2,405         3,262

         See Notes 2 and 9 of Notes to Consolidated Financial Statements.

         At December 31, 2004, the Company included in accounts payable and accrued expenses due to Azteca and ADS $847,000 and $2.3 million respectively. These amounts, however, are in dispute in the litigation. See Note 8 of Notes to Consolidated Financial Statements.

         In a separate transaction concerning Unzipped with a related party, the amount to due to BAI at December 31, 2004 was $2.5 million. BAI is the licensee under the Jeans Wear License and managed the operations of Unzipped following the termination of Sweet as the manager on August 5, 2004.

         The Company was advised in acquisition of the Purchased Assets by UCC Funding Corporation ("UCC"), of which Robert D'Loren, a director of the Company, is President. In connection with the services provided in the acquisition, Mr. D'Loren, the sole shareholder of UCC, received 50,000 stock options. In addition, UCC will receive a fee of 5% of the gross revenues that the Company derives from the BADGLEY MISCHKA trademark and all derivative trademarks, which right was assigned to Content Holding, which is owned by Mr. D'Loren. In addition, should the Company sell all or substantially all of the acquired assets, UCC will receive a cash payment calculated under a formula based on the sales price

         The Company has a license for BONGO branded bags and small leather/PVC goods which commenced in Fiscal 2002 with Innovo Group, Inc. ("Innovo"), a company controlled by Hubert Guez, a former director of the Company and principal of Sweet, manager of Unzipped. Under this license, which was terminated in December 2004, the Company recorded $136,000, $126,000 and $214,000 in royalty income in the 11-month Current Year, Fiscal 2004 and Fiscal 2003, respectively, and royalties receivable from Innovo were $4,000, $6,000 and $179,000 at December 31, 2004, January 31, 2004 and 2003, respectively.

Item 14. Principal Accounting Fees and Services


Audit Fees. The aggregate fees billed by BDO Seidman, LLP for professional services rendered for the audit of the Company's annual financial statements for the 11-month Current Year and Fiscal 2004 and the review of the financial statements included in the Company's Forms 10-Q for the 11-month Current Year and Fiscal 2004 totaled $168,700, and $318,500, respectively.


Audit-Related Fees. There were $30,000 and $13,000 aggregate fees billed by BDO Seidman, LLP for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements for the 11-month Current Year and Fiscal 2004, respectively, and that are not disclosed in the paragraph captions "Audit Fees" above. The majority of the audit-related fees in Fiscal 2004 were related to the audit of the financial statements of IP Holdings and Candie's Foundation. In Fiscal 2003, the majority of these fees were related to Unzipped acquisition and SEC investigation (see "Item 3 - Legal Proceedings").


Tax Fees. The aggregate fees billed by BDO Seidman, LLP for professional services rendered for tax compliance, for the 11-month Current Year and Fiscal 2004, were $64,000, and $69,500, respectively. The aggregate fees billed by BDO Seidman, LLP for professional services rendered for tax advice and tax planning, for the 11-month Current Year and Fiscal 2004, were $2,090 and $17,100, respectively.


All Other Fees. There were no fees billed by BDO Seidman, LLP for products and services, other than the services described in the paragraphs captions "Audit Fees", "Audit-Related Fees", and "Tax Fees" above for the 11-month Current Year and Fiscal 2004.

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




PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a) Documents included as part of this Annual Report.


     1. The following consolidated financial statements are included in this Annual Report

     Report of Independent Registered Public Accounting Firm

     Consolidated Balance Sheets - December 31, 2004, and January 31, 2003

     Consolidated Statements of Operations for the 11-months ended December 31, 2004 and the Years ended January 31, 2004 and 2003

     Consolidated Statements of Stockholders' Equity for the 11-months ended December 31, 2004 and the Years ended January 31, 2004 and 2003

     Consolidated Statements of Cash Flows for the 11-months ended December 31, 2004 and the Years ended January 31, 2004 and 2003 Notes to

     Consolidated Financial Statements

     2. The following financial statement schedules are included in this Annual Report.

     Report of Independent Registered Public Accounting Firm on Financial Statement

     Schedule for the 11-months ended December 31, 2004 and the Years ended January 31, 2004 and 2003

     Schedule II Valuation and qualifying accounts

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

     3. See the Index to Exhibits on Page 34 for a list of exhibits filed as part of this report.

(b) See Item (a)3 above.

(c) See Item (a)2 above.

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


Dated: March 31, 2005

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature and Name                  Capacity in Which Signed                            Date

/s/ Neil Cole                       Chairman of the Board, President and                March 31, 2005
-------------
Neil Cole                           Chief Executive Officer

/s/Richard Danderline               Executive Vice President - Finance and Operations   March 31, 2005
---------------------
Richard Danderline                  (Principal Financial and Accounting Officer
                                    during the reporting period)

/s/ Barry Emanuel                   Director                                            March 31, 2005
------------------
Barry Emanuel

/s/ Steven Mendelow                 Director                                            March 31, 2005
-------------------
Steven Mendelow

/s/Robert D'Loren                   Director                                            March 31, 2005
------------------
Robert D'Loren

/s/Michael Caruso                   Director                                            March 31, 2005
-----------------
Michael Caruso

/s/Michael Groveman                 Director                                            March 31, 2005
-------------------
Michael Groveman

/s/Drew Cohen                       Director                                            March 31, 2005
-------------
Drew Cohen


Index to Exhibits

Exhibit

Numbers           Description

3.1      Certificate of Incorporation, as amended through October 1994 (1) (3)
3.2      Amendment to Certificate of Incorporation filed November 1994 (2)
3.3      Amendments to Certificate of Incorporation filed in August 1998 and February 2000 (8)
3.4      Amendment to Certificate of Incorporation dated June 24, 2002 (14)
3.5      Restated and Amended By-Laws (8)
10.1     Trademark Purchase Agreement between the Company and New Retail Concepts, Inc. (3)
10.2     1989 Stock Option Plan of the Company (1)(*)
10.3     1997 Stock Option Plan of the Company (4) (*)
10.4     Candie's, Inc. 401(K) Savings Plan (15)
10.5     Option Agreement of Neil Cole dated November 29, 1999 (15) (*)
10.6     Employment Agreement between Richard Danderline and the Company dated as of January 27, 2005 (5)(*)
10.7     Employment Agreement between Warren Clamen and the Company. (10)(*)
10.8     Limited Liability Company Operating Agreement of Unzipped Apparel LLC (6)
10.9     2000 Stock Option Plan of the Company (9) (*)
10.10    Rights Agreement dated January 26, 2000 between the Company and
         Continental Stock Transfer and Trust Company (7)
10.11    Non-Employee Director Stock Incentive Plan (12)
10.12    Employment Agreement between Deborah Sorell Stehr and the Company dated February 1, 2004 (11)*
10.13    2001 Stock Option Plan of the Company (18)*
10.14    2002 Stock Option Plan of the Company (13)*
10.15    Equity  Acquisition  Agreement  between Michael Caruso & Co., Inc.,  Candie's,  Inc. and Sweet Sportswear,
         LLC dated as of April 23, 2002. (14)
10.16    8% Senior Subordinated Note due 2012 of Candie's, Inc. payable to Sweet Sportswear, LLC. (14)
10.17    Collateral  Pledge  Agreement  dated October 18, 2002 between  Candie's,  Inc.,  Michael Caruso & Co., and
         Sweet Sportswear LLC. (14)
10.18    Employment Agreement between the Company and David Conn (16)(*)
10.19    Agreement for Sale of Unzipped Interest to TKO Apparel, Inc. (16)
10.20    Stock Purchase Agreement between the Company and certain designees of TKO Apparel, Inc. (16)
10.21    Asset Purchase Agreement dated October 20, 2004 by and among B.E.M.  Enterprise,  Ltd., Escada (USA) Inc., the Company and Badgley Mischa Licensing LLC (17)
10.22    Letter   Agreement   dated   October   29,  2004  among  UCC  Funding   Corporation,   Content   Holdings,
         Inc., the Company and Badgley Mischa Licensing LLC (17)
10.23    Form of Option Agreement under the Company's 1997 Stock Option Plan (19)(*)
10.24    Form of Option Agreement under the Company's 2000 Stock Option Plan (19) (*)
10.25    Form of Option Agreement under the Company's 2001 Stock Option Plan (19)(*)
10.26    Form of Option Agreement under the Company's 2002 Stock Option Plan. (19)(*)
10.27    Employment Agreement between Neil Cole and the Company dated March 29, 2005 (19)(*)
10.28    Option Agreement of Neil Cole dated March 29, 2005 (19)(*)
21       Subsidiaries of the Company. (19)
23       Consent of BDO Seidman, LLP. (19)
31.1     Certification of Chief Executive Officer Pursuant To Rule 13a-14 Or 15d-14 Of The Securities Exchange
         Act Of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002. (19)
31.2     Certification  of  Principal  Financial  Officer  Pursuant  To Rule  13a-14 Or  15d-14  Of The  Securities
         Exchange Act Of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002.. (19)
32.1     Certification  of Chief  Executive  Officer  Pursuant To 18 U.S.C.  Section 1350,  As Adopted  Pursuant To
         Section 906 Of The Sarbanes-Oxley Act Of 2002 (19)



32.2     Certification  of Principal  Financial  Officer  Pursuant To 18 U.S.C.  Section 1350, As Adopted  Pursuant
         To Section 906 Of The Sarbanes-Oxley Act Of 2002 (19)

---------------
(1)      Filed as an exhibit to the Registrant's Registration Statement on Form
         S-18 (File 33-32277-NY) and incorporated by reference herein.
(2)      Filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended January 31, 1995, and incorporated by reference herein.
(3)      Filed as an exhibit to the Registrant's Registration Statement on Form
         S-1 (File 33-53878) and incorporated by reference herein.
(4)      Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 1997, and incorporated by reference herein.
(5)      Filed as an exhibit to the Company's Current Report on Form 8-K for the event dated January 27, 2005 and incorporated by reference herein.
(6)      Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 1998 and incorporated by reference herein.
(7)      Filed as an exhibit to the Company's Current Report on Form 8-K dated January 26, 2000 and incorporated by reference herein.
(8)      Filed as an exhibit to the Company's Annual Report as Form 10-K for the year ended January 31, 2000, and incorporated by reference herein.
(9)      Filed as Exhibit A to the Company's definitive Proxy Statement dated July 18, 2000 as filed on Schedule
         14A and incorporated by reference herein.
(10)     Filed as an exhibit to the Company's Current Report on Form 8-K for the event dated March 9, 2005 and incorporated by reference herein.
(11)     Filed as an exhibit to the company's Annual Report on Form 10-K for the year ended January 31, 2004 and incorporated by reference herein.
(12)     Filed as Appendix B to the Company's definitive Proxy Statement dated July 2, 2001 as filed on Schedule
         14A and incorporated by reference herein.
(13)     Filed as  Exhibit B to the Company's definitive proxy statement dated May 28, 2002 as filed on Schedule
         14A and incorporated by reference herein.
(14)     Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 2002 and incorporated herein by reference.
(15)     Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended January 31, 2003 and incorporated by reference herein.
(16)     Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2004 and incorporated herein by reference.
(17)     Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 2004 and incorporated herein by reference.
(18)     Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended January 31, 2002 and incorporated by reference therein.
(19)     Filed herewith.

* Denotes management compensation plan or arrangement.


                           Annual Report on Form 10-K

                      Item 8, 15(a)(1) and (2), (c) and (d)

          List of Financial Statements and Financial Statement Schedule

                        11-Months ended December 31, 2004

                         Candie's, Inc. and Subsidiaries

                         Candie's, Inc. and Subsidiaries

                                    Form 10-K

   Index to Consolidated Financial Statements and Financial Statement Schedule





The following consolidated financial statements of Candie's Inc. and subsidiaries are included in Item 15:

Report of Independent Registered Public Accounting Firm......................................         F-3

Consolidated Balance Sheets - December 31, 2004, and January 31, 2003........................         F-4

Consolidated Statements of Operations for the 11-months ended December 31, 2004 and
the Years ended  January 31, 2004 and 2003...................................................         F-5

Consolidated Statements of Stockholders' Equity
    for the 11-months ended December 31, 2004 and the Years ended  January 31, 2004 and 2003.         F-6

Consolidated Statements of Cash Flows for the 11-months ended December 31, 2004 and
the Years ended  January 31, 2004 and 2003    ...............................................         F-7

Notes to Consolidated Financial Statements...................................................         F-8




The following consolidated financial statement schedule of Candie's, Inc. and subsidiaries is included in Item 15(d):


Report of Independent Registered Public Accounting Firm on Financial Statement
    Schedule for the 11-months ended December 31, 2004 and the Years ended
    January 31, 2004 and 2003................................................................         S-1

Schedule II Valuation and qualifying accounts ...............................................         S-2



All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

             Report of Independent Registered Public Accounting Firm


The Stockholders and Directors of
Candie's, Inc.

We have audited the accompanying consolidated balance sheets of Candie's, Inc. and subsidiaries as of December 31, 2004 and January 31, 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for the 11 months ended December 31, 2004 and each of the two years in the period ended January 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion

In our opinion, consolidated financial statements referred to above present fairly, in all material respects, the financial position of Candie's, Inc. and subsidiaries at December 31, 2004 and January 31, 2004, and the results of their operations and their cash flows for the 11-months ended December 31, 2004 and each of the two years in the period ended January 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, effective February 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."


/s/: BDO Seidman, LLP
BDO Seidman, LLP




New York, New York
March 18, 2005



                         Candie's, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                        (in thousands, except par value)


                                                                                December 31     January 31,
                                                                                ---------------------------
                                                                                   2004              2004
                                                                                ---------         ---------
Assets
Current Assets:
        Cash......................................................                 $  798       $     2,794
        Accounts receivable.......................................                  2,239             3,388
        Due from factor, net of allowances of
             $1,856 and $1,271 respectively.......................                  3,865             8,953
        Due from affiliates.......................................                    227               174
        Inventories, net..........................................                    279             7,439
        Deferred income taxes.....................................                  1,549             1,549
        Prepaid advertising and other.............................                    670             1,358
                                                                                ---------         ---------
Total Current Assets..............................................                  9,627            25,655
                                                                                ---------         ---------
Property and equipment, at cost:
        Furniture, fixtures and equipment.........................                  1,638             2,670
        Less: Accumulated depreciation and amortization...........                  1,292             2,118
                                                                                ---------         ---------
                                                                                      346               552
                                                                                ---------         ---------
Other Assets:
        Restricted cash...........................................                  2,900             2,900
        Goodwill..................................................                 25,241            25,241
        Other intangibles, net....................................                 16,591            16,317
        Deferred financing costs, net.............................                  2,149             2,042
        Deferred income taxes.....................................                  2,073             2,073
        Other.....................................................                  1,233                65
                                                                                ---------         ---------
                                                                                   50,187            48,638
                                                                                ---------         ---------
Total Assets......................................................               $ 60,160          $ 74,845
                                                                                =========         =========
Liabilities and Stockholders' Equity
Current liabilities:
    Revolving notes payable - banks...............................                $     -           $12,775
    Accounts payable and accrued expenses.........................                  9,728            10,430
    Deferred revenue..............................................                  1,413             2,318
    Due to related party..........................................                  2,465             2,342
    Current portion of long-term debt............................                   2,563             2,354
                                                                                ---------         ---------
Total current liabilities.........................................                 16,169            30,219
                                                                                ---------         ---------

Deferred revenue..................................................                    366               738
Long-term debt, less current maturities...........................                 19,367            25,020

Stockholders' Equity:
    Common stock, $.001 par value - shares authorized 75,000;
             shares issued 28,293 and 25,915 respectively.........                     29                26
    Additional paid-in capital....................................                 76,154            71,008
    Retained earnings (deficit)...................................               (51,258)          (51,499)
    Less:    Treasury stock - 198 shares at cost..................                  (667)             (667)
                                                                                ---------         ---------
     Total stockholders' equity...................................                 24,258            18,868
                                                                                ---------         ---------
Total Liabilities and Stockholders' Equity........................               $ 60,160          $ 74,845
                                                                                =========         =========

See accompanying notes to consolidated financial statements.

                         Candie's, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                 (in thousands, except earnings per share data)


                                                                             11 Months Ended          12 Months Ended
                                                                           ------------------- ----------------------------
                                                                                December 31             January 31,
                                                                                               ----------------------------
                                                                                  2004               2004          2003
                                                                          -------------------- ----------------------------
Net sales                                                                         $ 60,409         $ 124,803       $151,643
Licensing income                                                                     8,571             6,574          5,140
                                                                          -------------------------------------------------
Net revenue                                                                         68,980           131,377        156,783
Cost of goods sold (net of recoveries pursuant to an agreement of
$7,566, $1,626 and $0 respectively - See Note 2)                                    48,229           102,604        116,306
                                                                          -------------------------------------------------
Gross profit                                                                        20,751            28,773         40,477

Selling, general and administrative expenses                                        17,720            32,308         37,872
Special charges                                                                        295             4,629          3,566
                                                                          -------------------------------------------------

Operating income (loss)                                                              2,736           (8,164)          (961)

Other expenses:
        Interest expense                                                             2,495             3,118          3,373
        Equity income in joint venture                                                   -                 -          (250)
                                                                          -------------------------------------------------
                                                                                     2,495             3,118          3,123
                                                                          -------------------------------------------------

Income (loss) before income taxes                                                      241          (11,282)        (4,084)

Provision (benefit) for income taxes                                                     -                58          (139)
                                                                          -------------------------------------------------

Net income (loss)                                                                 $    241        $ (11,340)      $ (3,945)
                                                                          =================================================



Earnings (loss) per share:
                              Basic                                               $   0.01         $  (0.45)     $   (0.17)
                                                                          =================================================

                              Diluted                                             $   0.01         $  (0.45)     $   (0.17)
                                                                          =================================================


Weighted average number of common shares outstanding:
                              Basic                                                 26,851            25,181         23,681
                                                                          =================================================

                              Diluted                                               28,706            25,181         23,681
                                                                          =================================================




See accompanying notes to consolidated financial statements.

                         Candie's, Inc. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                                 (in thousands)

                                                                Preferred
                                                                 & Common   Additional     Retained
                                                 Common Stock   Stock to be  Paid - In     Earnings    Treasury
                                              Shares      Amount     Issued    Capital    (Deficit)       Stock       Total
                                          ---------------------------------------------------------------------------------
Balance at February 1, 2002                   20,400   $      20  $   2,000  $  58,188  $  (36,214)   $   (475)   $  23,519
Issuance of common stock to benefit plan          35           -          -         54            -           -          54
Exercise of stock options                        849           1          -      1,150            -           -       1,151
Issuance of common stock to directors             34           -          -         90            -           -          90
Acquisition of Unzipped Apparel, LLC           3,000           3          -      8,247            -           -       8,250
Issuance of common stock to shareholders in
    connection with class action litigation      674           1    (2,000)      1,999            -           -           -
Options granted to non-employees                   -           -          -         84            -           -          84
Purchase of treasury shares                        -           -          -          -            -       (192)       (192)
Net loss                                           -           -          -          -      (3,945)           -     (3,945)
                                          ---------------------------------------------------------------------------------
Balance at January 31, 2003                   24,992          25         -      69,812     (40,159)       (667)      29,011
Issuance of common stock to benefit plan          20           -          -         22            -           -          22
Exercise of stock options                        851           1          -      1,022            -           -       1,023
Re-grant of stock options                          -           -          -         93            -           -          93
Issuance of common stock to directors             52           -          -         59            -           -          59
Net loss                                           -           -          -          -     (11,340)           -    (11,340)
                                          ---------------------------------------------------------------------------------
Balance at January 31, 2004                   25,915          26         -      71,008     (51,499)       (667)      18,868
Issuance of common stock to designees of
     TKO Apparel, Inc.                         1,000           1          -      2,184            -           -       2,185
Issuance of common stock to B.E.M
     Enterprises, Ltd for asset acquisition      215           1          -        949            -           -         950
Issuance of stock options to a non-employee
     related to the above asset acquisition        -           -          -        133            -           -         133
Issuance of common stock to a non-employee        10           -          -         25            -           -          25
Exercise of stock options                      1,109           1          -      1,745            -           -       1,746
Issuance of common stock to directors             44           -          -        110            -           -         110
Net income                                         -           -          -          -          241           -         241
                                          ---------------------------------------------------------------------------------
Balance at December 31, 2004                  28,293   $      29$        -   $  76,154  $  (51,258) $     (667)  $   24,258
                                          =================================================================================


See accompanying notes to consolidated financial statements.

                         Candie's, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                               11 Months Ended           12 Months Ended
                                                                                 December 31,               January 31,
                                                                                      2004              2004           2003
---------------------------------------------------------------------------------------------------------------------------
Cash flows (used in) provided by operating activities:
Net income (loss)                                                               $      241      $   (11,340)    $   (3,945)
Items in net income not affecting cash:
      Depreciation of property and equipment                                           236               863          1,629
      Amortization of intangibles                                                    1,901             1,873          1,686
      Bad debt expense                                                                                   792              -
      Issuance of common stock to non-employee directors                               110                59           90
      Stock option compensation non - employees                                         25                 -             84
      Reserve on affiliate receivable                                                 (53)                 -              -
      Equity (income) loss in Joint Venture                                              -                 -          (250)
      Reduction of settlement payment                                                (238)                 -              -
      Write-off of impaired assets                                                       -             1,567          2,761
      Shortfall Payment against Guarantee                                          (7,566)           (1,626)              -
      Shortfall Payment reserve                                                        685                 -              -
      Accrued interest on long-term debt                                               500                 -              -
Changes in operating assets and liabilities, net of business acquisition:
      Accounts receivable                                                            1,046             4,388         (2519)
      Due from affiliate                                                               103              (56)          (335)
      Factored accounts receivables and payable to factor, net                       5,088             9,013        (5,038)
      Inventories                                                                    7,160            11,577        (5,163)
      Prepaid advertising and other                                                    688             (246)          (327)
      Refundable and prepaid taxes                                                       -                29           (35)
      Other assets                                                                 (1,168)               115            212
      Deferred revenue                                                             (1,277)             3,056              -
      Due to related parties                                                       (2,342)           (3,861)          6,203
      Accounts payable and accrued expenses                                          (702)           (5,040)        (4,920)
---------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                                  4,437            11,163        (9,867)
---------------------------------------------------------------------------------------------------------------------------

Cash flows used in investing activities:
      Purchases of property and equipment                                             (30)             (248)        (1,729)
      Purchase of trademarks                                                          (19)                 -          (450)
---------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                 (49)             (248)        (2,179)
---------------------------------------------------------------------------------------------------------------------------

Cash flows (used in) provided by financing activities:
      Revolving notes payable - bank                                              (12,775)           (8,802)        (1,301)
      Proceeds from long -term debt                                                  3,600                 -        20,000
      Proceeds of loans from related parties                                         2,465                 -             -
      Proceeds from exercise of stock options and warrants                           1,745             1,023         1,151
      Payment of long-term debt                                                    (2,628)           (2,153)       (1,710)
      Proceeds from common stock issuance                                            2,184                 -             -
      Prepaid interest expense - long-term                                           (500)                 -             -
      Purchase of treasury stock                                                         -                 -          (192)
      Restricted cash                                                                    -                 -        (2,900)
      Deferred financing costs                                                       (475)              (88)        (1,739)
---------------------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities                                (6,384)          (10,020)         13,309
---------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                               (1,996)               895          1,263
      Cash and cash equivalents, beginning of year                                   2,794             1,899            636
---------------------------------------------------------------------------------------------------------------------------
      Cash and cash equivalents, end of year                                    $     798         $    2,794      $    1,899
===========================================================================================================================

Supplemental disclosure of cash flow information: Cash paid during the year:
    Interest                                                                       $ 2,636        $    2,412     $    2,400
                                                                          =================================================
    Income tax benefits                                                            $     -        $        -     $    (139)
                                                                          =================================================
Supplemental disclosures of non-cash investing and financing activities:
        Issuance of common stock to benefit plan                                   $     -        $       22     $       54
                                                                          =================================================
        Non-cash acquisition of Unzipped (stock and debt)                          $     -        $        -     $   19,250
                                                                          =================================================
        Non-cash acquisition of BADGLEY MISCHKA                                    $ 1,083        $        -     $        -
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

The Company

Candie's, Inc. (the "Company"), which was incorporated in Delaware in 1978, is in the business of licensing and marketing intellectual property. The Company currently owns three brands, CANDIE'S(R), BONGO(R) and BADGLEY MISCHKA(R), which it licenses to third parties for use in connection with a variety of apparel, footwear, and fashion products. The Company also arranges through its wholly-owned subsidiary Bright Star Footwear, Inc. ("Bright Star") for the manufacture of footwear products for mass market and discount retailers under the private label brand of the retailer.

The Company's business strategy, as a licensing and marketing company, is to maximize the value of its intellectual property by entering into strategic licenses with partners who have been selected based upon the Company's belief that they will be able to produce and sell quality products in the categories of their specific expertise. This licensing strategy is designed to permit the Company to operate its licensing business with minimal working capital, no inventory, production or distribution costs or risks, and utilizing only a small group of core employees.

On December 7, 2004, the Company announced that beginning January 1, 2005, it had changed its fiscal year ending on January 31, to a calendar year beginning on January 1st and ending on December 31st. The change was designed to align the Company's financial reporting with that of its licensees. As a result, the current period will be reported as an 11- month period ending on December 31, 2004 ("11-month Current Year").

In connection with the acquisition of Unzipped in April 2002, the Company began reporting a second operating segment (apparel). See Note 13.


1. Summary of Significant Accounting Policies

   Fiscal Year End

In December, 2004, the Board of Directors of the Company approved a change in the Company's fiscal year end from January 31 to December 31, effective for the period ending December 31, 2004. As a result, the 11-month Current Year will be reported as an eleven month period. For comparative purposes, unaudited condensed results of operations data for the period for the 11 month period ended December 31, 2003 is presented in Note 15.

   Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and items have been eliminated in consolidation. The Company's 50% equity interest in Unzipped was accounted for under the equity method prior to the acquisition of the remaining interest in April 2002. See Note 2.

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

   Concentration of Credit Risk

Concentration of credit risk is limited due to the large number of customers to which the Company sells its products and the use of a factor to assign invoices for sales to its customers. For the 11-month Current Year and 12 month ended January 31, 2004 ("Fiscal 2004"), one customer accounted for 27.7% and 16.8%, respectively, of the Company's total net sales. No customers exceeded 10% in 12 months ended January 31, 2003 ("Fiscal 2003").

    Inventories

Inventories, which consist entirely of finished goods, are stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out ("FIFO") method. Inventory reserves are determined by marking down inventory to the lower of cost or market value, based on existing and subsequent sales orders, and where no such orders exist, management's estimate of future market conditions.

   Deferred Financing Costs

The Company incurred costs (primarily professional fees and placement agent fees) in connection with the 11-month Current Year and Fiscal 2003 bond financing. These costs have been deferred and are being amortized over the life of the debt (7 years).

   Property, Equipment and Depreciation

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are determined by the straight line and accelerated methods over the estimated useful lives of the respective assets ranging from three to seven years. Leasehold improvements are amortized by the straight-line method over the initial term of the related lease or estimated useful life, whichever is less.

   Impairment of Long-Lived Assets

When circumstances mandate, the Company evaluates the recoverability of its long-lived assets, other than goodwill, by comparing estimated future undiscounted cash flows with the assets' carrying value to determine whether a write-down to market value, based on discounted cash flow, is necessary. During Fiscal 2004 and Fiscal 2003, the Company wrote off computer software and leasehold improvements in connection with the closing of retail stores of $1.6 million and $2.8 million, respectively. See Note 4.

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
                                   =========        =========        =========

Goodwill was initially tested in the first quarter of Fiscal 2003 for impairment upon adoption of SFAS No. 142 and is further tested for impairment during the third fiscal quarter of each year. There have been no impairments to the carrying amount of goodwill in any period.


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

   Significant Contracts

On December 6, 2004, a license agreement (the "Kohl's License") was entered into by the Company, a wholly owned subsidiary IP Holdings, LLC ("IPH"), and Kohl's Department Stores, Inc. ("Kohl's"). Pursuant to the Kohl's License, the Company granted Kohl's the exclusive right to design, manufacture, sell and distribute a broad range of products under the CANDIE'S(R) trademark. The initial term of the Kohl's License expires on January 29, 2011, subject to Kohl's option to renew the License Agreement for up to three additional terms of five years each contingent on Kohl's meeting certain performance and minimum sale standards. The Kohl's License also contains certain minimum royalties that Kohl's is obligated to pay to the Company, which average between $8 and $9 million per contract year (the first contract year ending on December 31, 2006).

   Shipping Expenses

Shipping expenses for the 11-month Current Year, Fiscal 2004 and Fiscal 2003 amounted to $343, $324, and $326, respectively, and are included in selling, general and administrative expenses.

   Taxes on Income

The Company uses the asset and liability approach of accounting for income taxes and provides deferred income taxes for temporary differences that will result in taxable or deductible amounts in future years based on the reporting of certain costs in different periods for financial statement and income tax purposes. Valuation allowances are recorded when recoverability of the asset is not assured.

   Stock-Based Compensation

In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (an amendment of SFAS No. 123), which amended SFAS No. 123, "Accounting for Stock-Based Compensation." The Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations including Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB No. 25. Accordingly, the Company recognizes no compensation expense for employee stock options granted when the exercise price of the option is the same as or exceeds the market value of the Company's Common Stock at the time of grant. As prescribed under SFAS No. 123, the Company has disclosed the pro-forma effects on net income and earnings per share of recording compensation expense for the fair value of the options granted.

Both the stock-based employee compensation included in the reported net income and the stock-based employee compensation cost that would have been included in the determination of net income if the fair value based method had been applied to all awards, as well as the resulting pro forma net income and earnings per share using the fair value approach, are presented in the following table. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the weighted-average assumptions presented in Note 6 of Notes to Consolidated Financial Statements.

                                                               11 Months ended       12 Months ended
                                                                  December 31,         January 31,
                                                                      2004            2004         2003
                                                                ---------------------------------------
Net income (loss) - as reported                                       $241       ($11,340)     ($3,945)
Add: Stock-based employee compensation
          included in reported net income, net of tax                    -               -            -
Deduct: Stock-based employee compensation
          determined under the fair value based
          method, net of tax                                       (1,458)         (1,480)      (1,077)
                                                                ---------------------------------------
     Pro forma net loss                                           ($1,217)       ($12,820)     ($5,022)
                                                                =======================================


Basic and diluted loss per share:

     As reported                                                   ($0.04)         ($0.45)      ($0.17)
                                                                =======================================
     Pro forma                                                     ($0.05)         ($0.50)      ($0.21)
                                                                =======================================


   Fair Value of Financial Instruments

The Company's financial instruments approximate fair value at December 31 and January 31, 2004.

   Earnings (Loss) Per Share

Basic earnings (loss) per share includes no dilution and is computed by dividing net income available (loss attributable) to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options. The difference between reported basic and diluted weighted-average common shares results from the assumption that all dilutive stock options outstanding were exercised and all convertible bonds have been converted into common stock. Diluted loss per share reflects, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options.

   Computer Software and Web-site Costs

Internal and external direct and incremental costs incurred in obtaining and developing computer software for internal use and web-site costs are capitalized in property and equipment and amortized, under the straight-line method, over the estimated useful life of the software, three years. The net amounts capitalized for these costs at December 31, 2004 and January 31, 2004 were $0 and $291, respectively.

   Advertising Campaign Costs

The Company records national advertising campaign costs as an expense concurrent with the first showing of the related advertising and other advertising costs when incurred. Advertising expenses for the 11-month Current Year, Fiscal 2004 and Fiscal 2003 amounted to $1,782, $1,984, and $3,005, respectively.

   Store Opening Costs

Store opening costs were expensed in the periods they were incurred.

   New Accounting Standards

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs," which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) by requiring these items to be recognized as current-period charges. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted. The adoption of SFAS No. 151 will have no impact on our results of operations or our future financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Monetary Assets," which addresses the measurement of exchanges of nonmonetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, with earlier application permitted. The adoption of SFAS No. 153 will have no impact on our results of operations or our future financial position or results of operations.


In December 2004, the FASB issued FAS No. 123(R), "Share-Based Payment," an amendment of FASB Statements 123 and 95. FAS No, 123(R) replaced FAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." This statement requires companies to recognize the fair value of stock options and other stock-based compensation to employees beginning with fiscal periods beginning after June 15, 2005. This means that the Company will be required to implement FAS No, 123(R) no later than the quarter beginning July 1,. The Company currently measures stock-based compensation in accordance with APB Opinion No. 25, as discussed above. The impact on the company's financial condition or results of operations will depend on the number and terms of stock options outstanding on the date of change, as well as future options that may be granted.

   Presentation of Prior Year Data

Certain reclassifications have been made to conform prior year data with the current presentation.

2. Unzipped Apparel, LLC ("Unzipped")

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

   Acquisition:

On April 23, 2002, the Company acquired the remaining 50% interest in Unzipped from Sweet for three million shares of the Company's common stock and $11 million in debt evidenced by an 8% senior subordinated note due 2012 (the "Note"). In connection with the acquisition of Unzipped, the Company filed a registration statement with the SEC for the three million shares of the Company's common stock issued to Sweet. The terms of this agreement provided that in the event the registration statement was not declared effective by April 23, 2003, the Company would be required to pay penalties to Sweet. Since the registration statement was not declared effective by the SEC until July 29, 2003, the Company was required to pay $82.5 to Sweet as a penalty. The Company recorded $82.5 expense for such penalty in the quarter ended April 30, 2003.

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

                                                           Fiscal year ended
                                                              January 31,
                                                        2003             2002
                                                   -----------------------------
Total net revenues                                    $169,476         $140,301
Operating income                                        ($895)             $541
Net loss                                              ($4,600)         ($1,737)
Basic and diluted loss per common share                ($0.19)          ($0.08)

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

   Related Party Transactions:

Prior to August 5, 2004, Unzipped was managed by Sweet Sportswear, LLC ("Sweet") pursuant to a management agreement (the "Management Agreement"). Unzipped also had a supply agreement with Azteca Production International, Inc ("Azteca") and a distribution agreement with Apparel Distribution Services, LLC ("ADS"). All of these entities are owned or controlled by Hubert Guez.

Pursuant to the Management Agreement, Sweet was obligated to manage the operations of Unzipped in return for, commencing in Fiscal 2004, a management fee based upon certain specified percentages of net income that Unzipped would achieve during the three-year term. In addition, Sweet guaranteed that the net income, as defined, of Unzipped commencing in Fiscal 2004 would be no less than $1.7 million for each year during the term (the "Guarantee"). In the event that the Guarantee is not met, under the Management Agreement, Sweet is obligated to pay to the Company the difference between the actual net income of Unzipped, as defined, and the Guarantee (the "Shortfall Payment"). The Shortfall Payment can be offset against the 8% Senior Subordinated Note due in 2012 in the original amount of $ 11 million at the option of either Sweet or the Company.

With respect to the 11-month Current Year, Unzipped had a net loss (as defined, for the purpose of determining if the Guarantee had been met) of $6.4 million, as compared to net income (as defined, for the purpose of determining if the Guarantee had been met) in Fiscal 2004 of $74. Consequently for the 11-month Current Year there was a Shortfall Payment of $7.6 million, as compared to a Shortfall Payment of $1.6 million in Fiscal 2004. These payments have been recorded in the consolidated income statements as a reduction of Unzipped's cost of sales (since the majority of Unzipped's operations are with entities under common ownership with Sweet, including all of the purchases of inventory) and on the balance sheet as a reduction of the Note due to Sweet based upon the right to offset in the Management Agreement. At December 31, 2004, as a result of the offset of the Shortfall Payments, the balance of the Note was reduced to $3.0 million. The Company believes that it is entitled to the full quarterly Guarantee of $425 for each of the third and fourth quarters under the Management Agreement, however, for financial statement purposes, the Company has pro-rated the $425 third quarter Guarantee to the termination date, and the $283 two-month fourth quarter Guarantee, and has established a reserve of $400 for the third quarter and $283 for the two month fourth quarter, pending the outcome of its litigation with Sweet and its affiliates. See Note 8. After adjusting for the Shortfall Payments, Unzipped's reported net income for 11-month Current Year and Fiscal 2004 was $461 and $1.4 million, respectively.

Prior to August 5, 2004, there was a distribution agreement between Unzipped and ADS pursuant to which Unzipped paid ADS a per unit fee for warehousing and distribution functions and per unit fee for processing and invoicing orders. The agreement also provided for reimbursement for certain operating costs incurred by ADS and charges for special handling fees at hourly rates approved by management. Prior to August 5, 2004, there was also a supply agreement in effect between Unzipped and Azteca pursuant to which Unzipped paid Azteca cost plus 6% for goods, and was entitled to up to 30 days in which to pay Azteca.

Prior to August 5, 2004, Azteca allocated expenses to Unzipped for Unzipped's use of a portion of Azteca's office space, design and production team and support personnel. Unzipped also occupied office space in a building rented by ADS and Commerce Clothing Company, LLC, a related party to Azteca.

On August 5, 2004, Unzipped terminated the Management Agreement with Sweet, the supply agreement with Azteca and the distribution agreement with ADS and commenced a lawsuit against Sweet, Azteca, ADS and Hubert Guez. See Note 8.

The related party transactions, most of which are being disputed in the litigation as further described in Note 8, are summarized as follows:

                                                       11-month
                                                     Current Year    Fiscal 2004

Products purchased from Azteca                          $  22,886      $ 50,907
Allocated office space, design and production team
   and support personnel expense from Azteca                  118           452
Management fee                                                  -             -
Shortfall payment per Management Agreement                  7,566         1,626
Interest expense paid on Azteca subordinated debt               -             -
Expenses of distribution services per distribution
    agreement with ADS                                      2,405         3,262

At December 31, 2004, the Company included in accounts payable and accrued expenses due to Azteca and ADS $847 and $2.3 million respectively. These amounts, however, are in dispute in the litigation. See Note 8.

In a separate transaction concerning Unzipped with a related party, the amount to due to BAI at December 31, 2004 was $2.5 million. BAI is the licensee under the Jeans Wear License and managed the operations of Unzipped following the termination of Sweet as the manager on August 5, 2004.

3.       Other Intangibles, net

Other intangibles, net consist of the following:

                                                  Estimated            December 31,                January 31,
                                                    Lives                  2004                       2004
                                                 -------------- --------------------------- ---------------------------------
                                                                    Gross                       Gross
                                                                   carrying    Accumulated    carrying       Accumulated
                                                                    amount    amortization     amount       amortization
                                                 -------------- --------------------------- ---------------------------------
Trademarks                                           20            $25,437        $8,903        $23,630        $7,820
Non-compete agreement                                15              2,275         2,255          2,275         2,218
Other intangibles                                    3 (1)             900           863            900           450
                                                 -------------- --------------------------- ---------------------------------
                                                                   $28,612       $12,021        $26,805       $10,488
                                                 ============== =========================== =================================

Amortization expense for intangible assets was $1.5 million, $1.8 million, and $1.7 million for the 11-month Current Year, Fiscal 2004 and Fiscal 2003, respectively. Amortization expense for intangible assets subject to amortization for each of the years in the five-year period ending January 31, 2009 is estimated to be $1.3 million per year.

(1) During the 4th quarter of Fiscal 2004, the Company changed its estimate of the life of this item from 4 years to 3 years. As a result, the quarterly amortization is $113 beginning in the 4th quarter of Fiscal 2004. See Note 14.


4.       Special Charges

Special charges consist of the following:

                                                      11 Months ended        12 Months ended
                                                       December 31,             January 31,
                                                          2004              2004          2003
                                                   ------------------  -----------------------------
Impairment loss on retail stores expected
   to be closed in Fiscal 2004. (A)                $         -         $       -          $  2,200
Impairment loss and lease obligations on
   retail store closings (B)                                 -             1,241               923
Professional fees for the SEC investigation and
   various litigation and litigation settlement.
     See Note 8.  (C)                                        -               583               298
Termination, severance pay of certain employees and
   buyout of employment contracts (D)                        -               743               145
Write-off of fixed assets (E)                                -             1,567                 -
Penalty payment to Sweet. (F)                                -                83                 -
Accrued lease expense for the closed office
   space through the end of the lease. (G)                   -               247                 -
Settlement of minimum commissions under
   factoring contract (H)                                    -               165                 -
Professional fees related to Unzipped's litigation (I)     533                 -                 -
Caruso shareholder lawsuit settlement (J)                (238)                 -                 -
                                                   ------------------  -----------------------------
                                                   $       295         $   4,629         $   3,566
                                                   ==================  =============================


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

(H)           In connection with a termination of "the Credit Facility". See
              Note 5.

(I)           See Note 8.

(J)           See Note 8.


5.            Debt Arrangements

   Revolving Credit Facilities

On January 23, 2002, the Company entered into a three-year $20 million credit facility ("the Credit Facility") with CIT Commercial Services. Borrowings under the Credit Facility were formula based and originally included a $5 million over advance provision with interest at 1.00% above the prime rate. In June 2002, the Company agreed to amend the Credit Facility to increase the over advance provision to $7 million and include certain retail inventory in the availability formula. Borrowings under the amended Credit Facility bore interest at 1.5% above the prime rate.

At December 31, 2004, there were no outstanding borrowings under the Credit Facility which was terminated by an agreement dated January 15, 2004.

On February 25, 2003 Unzipped entered into a two-year $25 million credit facility ("the Unzipped Credit Facility") with GE Capital Commercial Services, Inc. ("GECCS") . Borrowings were limited by advance rates against eligible accounts receivable and inventory balances, as defined. Under the facility, Unzipped could also arrange for letters of credit in an amount up to $5 million. The borrowings bore interest at a rate of 2.25% per annum in excess of the 30 day Commercial Paper rate or 3%, whichever is greater. The Unzipped Credit Facility was terminated on October 31, 2004.

   Assets-Backed Note

In August 2002, IPH issued in a private placement $20 million of asset-backed notes secured by intellectual property assets (tradenames, trademarks and license payments thereon). The notes have a 7-year term with a fixed interest rate of 7.93% with quarterly principal and interest payments of approximately $859. The notes are subject to a liquidity reserve account of $2.9 million, funded by a deposit of a portion of the proceeds of the notes. The net proceeds of $16.2 million were used to reduce amounts due by the Company under its existing revolving credit facilities. Costs incurred to obtain this financing totaled approximately $2.4 million which have been deferred and are being amortized over the life of the debt. At January 31, 2004, the unamortized portion of such costs were $2.0 million.

During the fiscal quarter ended April 30, 2004, IPH amended the asset-backed notes whereby it borrowed an additional $3.6 million. The additional borrowing matures in August, 2009 with a floating interest rate of LIBOR + 4.45%, with quarterly principal and interest payments and $500 of interest prepaid at closing. The net proceeds of $2.9 million were used for general working capital purposes. Costs incurred to obtain this financing totaling approximately $179 were deferred and amortized over the life of the debt.

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

   Debt Maturities

The Companies debt maturities are the following:

                                                     Total   2005     2006       2007     2008        2009    thereafter
                                             ----------------------------------------------------------------------------
Revolving notes payable - banks                    $     -   $    -  $    -     $   -    $    -      $    -     $    -
Due to Sweet (Note 2)                                2,993        -       -         -         -           -      2,993
Long - term debt                                    18,937    2,563   3,141     3,391     3,661       6,181          -
                                             ----------------------------------------------------------------------------
Total Debt                                         $21,930   $2,563  $3,141     $3,391   $3,661      $6,181     $2,993
                                             ============================================================================


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

The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

                                       11 Months ended      12 Months ended
                                         December 31,        January 31,
                                       --------------- -------------------------
                                            2004         2004          2003
                                       --------------- -------------------------
Expected Volatility                     .668-.772      .724-.772     .714-.725
Expected Dividend Yield                     0%             0%            0%
Expected Life (Term)                     3-5 years      3-7 years   2.1-7 years
Risk-Free Interest Rate                 3.24-4.06%     1.40-3.55%    3.73-5.18%


The weighted-average fair value of options granted (at their grant date) during the 11-month Current Year, Fiscal 2004 and Fiscal 2003 was $1.65, $0.97, and $2.17 per share, respectively.

In 1989, the Company's Board of Directors adopted, and its stockholders approved, the Company's 1989 Stock Option Plan (the "1989 Plan"). The 1989 Plan, as amended in 1990, provides for the granting of incentive stock options ("ISO's") and limited stock appreciation rights ("Limited Rights"), covering up to 222,222 shares of common stock. The 1989 Plan terminated on August 1, 1999.

Under the 1989 Plan, ISO's were to be granted at not less than the market price of the Company's Common Stock on the date of the grant. Stock options not covered by the ISO provisions of the 1989 Plan ("Non-Qualifying Stock Options" or "NQSO's") were granted at prices determined by the Board of Directors. There were no options outstanding under the 1989 Plan. 5,000 options were outstanding at the end of each Fiscal 2004 and Fiscal 2003 under 1989 Plan.

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

The Company adopted the 2001 Stock Option Plan (the "2001 Plan"). The 2001 Plan authorizes the granting of common stock options to purchase up to 2,000,000 shares of Company common stock. All employees, directors, independent agents, consultants and attorneys of the Company, including those of the Company's subsidiaries, are eligible to be granted NQSO's under the 2001 Plan. The 2001 Plan terminates in 2011.

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

Additionally, at December 31, 2004, January 31, 2004 and January 31, 2003, NQSO's covering 2,765,750, 2,600,000 and 2,712,600 shares of common stock, respectively, were outstanding, which are not part of either the 1989 or 1997 Plans.

The options that were granted under the Plans expire between five and ten years from the date of grant.

A summary of the Company's stock option activity, and related information for the 11-month Current Year, Fiscal 2004 and Fiscal 2003 follows:

                                                                Weighted-Average
                                                       Shares    Exercise Price
                                                   -----------------------------
Outstanding January 31, 2002                         7,185,425     $    2.31
Granted                                              1,041,000          3.02
Canceled                                             (169,500)          1.92
Exercised                                            (849,400)          1.35
Expired                                              (768,000)          4.12
                                                   -----------------------------
Outstanding January 31, 2003                         6,439,525          2.34
Granted                                                920,000          1.63
Canceled                                             (768,100)          2.96
Exercised                                            (851,619)          1.20
Expired                                               (93,300)          4.09
                                                   -----------------------------
Outstanding January 31, 2004                         5,646,506          2.29
Granted                                              1,455,000          2.72
Canceled                                             (512,700)          2.54
Exercised                                          (1,108,680)          1.61
Expired                                               (12,500)          1.94
                                                   -----------------------------
Outstanding December 31, 2004                        5,467,626     $    2.52
                                                   =============================

At December 31, 2004, January 31, 2004 and January 31, 2003, exercisable stock options totaled 4,404,375, 4,843,755 and 5,299,689, and had weighted average exercise prices of $2.44 , $2.26 and $2.28 per share, respectively.

Options outstanding and exercisable at December 31, 2004 were as follows:


                            Options Outstanding                                     Options Exercisable
-------------------------------------------------------------------------------  ---------------------------
                                               Weighted Average     Weighted                    Weighted
          Range of                    Number       Average           Average       Number        Average
       Exercise Prices             Outstanding Contractual Life  Exercise Price  Exercisable  Exercise Price
-------------------------------------------------------------------------------  ---------------------------
$0.24-1.14.................           491,875          5.34         $1.02           491,875       $1.02
$1.15-1.50.................           467,000          5.82         $1.24           442,000       $1.24
$1.51-2.50.................         1,490,000          8.07         $1.95         1,275,000       $1.93
$2.51-3.50.................         2,653,750          6.01         $3.09         2,061,250       $3.23
$3.51-5.00.................           365,000          9.07         $4.39           150,000       $4.34
-------------------------------------------------------------------------------  ---------------------------
                                    5,467,625          6.70         $2.52         4,420,125       $2.45
===============================================================================  ===========================

At December 31, 2004, 2,000,000, 1,620,000, and 888,301 common shares were reserved for issuance on exercise of stock options under the 2002, 2001, and 2000 Stock Option Plan, respectively.

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

   Stock Repurchase Program

On September 15, 1998, the Company's Board of Directors authorized the repurchase of up to two million shares of the Company's Common Stock, which was replaced with a new agreement on December 21, 2000, authorizing the repurchase of up to three million shares of the Company's Common Stock. In the 11-month Current Year and Fiscal 2004, no shares were repurchased in the open market. In Fiscal 2003, 84,500 shares were repurchased in the open market, at an aggregate cost of $192.

   Preferred and Common Stock to be Issued

In connection with the settlement of a class action litigation, the Company was obligated during Fiscal 2000 to issue Common Stock over a 3 year period in the aggregate amount of $6 million. These shares are reflected in the financial statements as "Preferred and Common Stock to be Issued." As of January 31, 2003, all of the shares were issued.


7.       Earnings (Loss) Per Share

Basic earnings (loss) per share includes no dilution and is computed by dividing net income available (loss attributable) to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options. The difference between reported basic and diluted weighted-average common shares results from the assumption that all dilutive stock options outstanding were exercised and all convertible bonds have been converted into common stock. Diluted loss per share reflects, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options.

Included in the calculation of the number of shares is the equivalent number of common shares to be issued in connection with the Litigation Settlement (see
Note 8). As of December 31, 2004, 5,500,000 potentially dilutive shares relating to stock options were included in the computation of diluted EPS. For periods prior to the 11-month Current Year, the diluted weighted average number of shares does not include any outstanding options or convertible preferred stock because they were antidilutive. As of January 31, 2004, and 2003, 5,600,000 and 6,400,000 potentially dilutive shares relating to stock options were not included in the computation of diluted EPS because to do so would have been antidilutive.


8.       Commitments and Contingencies


On August 5, 2004, the Company, along with Unzipped, its subsidiary Michael Caruso & Co., Inc.("Caruso") and IPH (collectively, "Plaintiffs") commenced a lawsuit in the Superior Court of California, Los Angeles County, against Unzipped's former manager, former supplier and former distributor, Sweet, Azteca, and ADS, and a principal of these entities and former Company Board member, Hubert Guez (collectively, "Defendants"). Plaintiffs amended their Complaint on November 22, 2004. In their Amended Complaint, Plaintiffs allege that Defendants' fraudulently induced Plaintiffs to purchase Sweet's 50% interest in Unzipped for an inflated price, Sweet and Azteca committed material breaches of the management, supply and distribution agreements and Hubert Guez materially breached his fiduciary obligations to the Company while a member of the Company's Board of Directors, and seeks damages in excess of $50 million. Additionally, Plaintiffs allege that Defendants have imported, distributed and sold goods bearing the Company's BONGO trademarks in violation of federal and California law. Defendants filed a motion to dismiss certain of the claims asserted in the Amended Complaint, and on February 7, 2005, the Court denied Defendants' motion in its entirety. Defendants filed an Answer to Plaintiffs' Amended Complaint on March 10, 2005.

On August 31, 2004, the Superior Court granted Plaintiffs' request for preliminary injunctive relief, and ordered Defendants to make available to Plaintiffs approximately 657,000 pairs of BONGO(R) jeans in Defendants' possession or control upon Plaintiffs making a $75.6 cash payment into the Court's escrow account and posting a $1.7 million bond with the Court. Plaintiffs filed the required monies with the Court, and Defendants released the BONGO(R) jeans encompassed by the Court's injunction. On November 29, 2004, the Superior Court ruled that Defendants were permitted to sell approximately 141,000 pairs of BONGO jeans in Defendants' possession.

On March 10, 2005, Sweet, Azteca and ADS filed a Cross-Complaint (collectively, "Cross-Complainants") against Plaintiffs and the Company's Chief Executive Officer, Neil Cole ("Mr. Cole") seeking compensatory, punitive and exemplary damages and litigation costs, as well as the establishment of a constructive trust for the benefit of the Cross-Complainants. Cross-Complainants allege that some or all of the Plaintiffs breached the management, supply and distribution agreements, IPH and Mr. Cole interfered with Sweet's performance under the management agreement, and the Company, Caruso and Mr. Cole interfered with Cross-Complainants' relationships with Unzipped and caused Unzipped to breach its agreements with Azteca and ADS. Cross-Complainants allege that some or all of the Company, Caruso and Mr. Cole fraudulently induced Sweet to sell its 50% interest in Unzipped for a deflated price and enter into the Note.

The Company had previously entered into a management agreement wherein Sweet guarantees that the net income of Unzipped, as defined, shall be no less than $1.7 million for each year during the term ("the Guarantee"). In the event that the Guarantee is not met, Sweet is obligated to pay the difference between the actual net income, as defined and the Guarantee ("the Shortfall Payment").

Additionally, Cross-Complainants allege that the Company has breached its obligations to Sweet arising under the Note by, among other things, understating Unzipped's earnings for the fiscal year ending January 31, 2004 and the first three quarters of the 11 - month ended December 31, 2004 for the purpose of causing Unzipped to fall short of minimum earnings guaranteed by Sweet for these periods (the "Shortfalls"), and improperly offsetting the Shortfalls against the Note. Cross-Complainants allege that the understatements in Unzipped's earnings and offsets against the Note were incorporated into the Company's public filings for the periods identified above, causing the Company to overstate materially its earnings and understate its liabilities for such period with the effect of improperly inflating the public trading price of the Company's common stock.. Plaintiffs and Mr. Cole deny Cross-Complainants' allegations and intend to vigorously defend against the Cross-Complaint.

In January 2002, Redwood Shoe Corporation ("Redwood"), one of the Company's former buying agents of footwear to the Company, filed a complaint in the United States District Court for the Southern District of New York, alleging that the Company breached various contractual obligations to Redwood and seeking to recover damages in excess of $20 million and its litigation costs. The Company filed a motion to dismiss certain counts of the complaint based upon Redwood's failure to state a claim, in response to which Redwood has filed an amended complaint. The Company also moved to dismiss certain parts of the amended complaint. The magistrate assigned to the matter granted, in part, the Company's motion to dismiss, and this ruling is currently pending before the District Court. The Company intends to vigorously defend the lawsuit, and file counterclaims against Redwood after the District Court rules on the pending motion to dismiss. At December 31, 2004 and January 31, 2004, the payable to Redwood totaled approximately $1.8 million which is subject to any claims, offsets or other deductions the Company may assert against Redwood.

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

In November 2001, the Company settled a litigation filed in December 2000 in the United States District Court for Southern District of New York, by Michael Caruso, as trustee of the Claudio Trust and Gene Montasano (collectively, "Caruso"). The settlement agreement between the Company and Caruso provided for the Company to pay to Caruso equal quarterly payments of $62.5 up to a maximum amount of $1 million, over a period of four years. However, the Company's obligation to make these quarterly payments terminated on or about November 15, 2004 based upon a provision of the settlement agreement that stated that in the event that the last daily sale price per share of the Company's common stock reached at least $4.98 during any ten days within a thirty day period, the Company's obligation to make the quarterly payments would terminate. The remaining balance of $238 was recognized as a reduction of special charges in the fourth quarter of the 11-month Current Year.

From time to time, the Company is also made a party to certain litigation incurred in the normal course of business. While any litigation has an element of uncertainty, the Company believes that the final outcome of any of these routine matters will not have a material effect on the Company's future financial position or liquidity. Except as set forth herein, the Company knows of no material legal proceedings, pending or threatened, or judgments entered, against any director or officer of the Company in his capacity as such.

9.         Related Party Transactions

On April 3, 1996, the Company entered into an agreement with Redwood, a principal buying agent of footwear products, to satisfy in full certain trade payables (the "Payables") amounting to $1.7 million. Under the terms of the agreement, the Company (i) issued 1,050,000 shares of the Company's Common Stock; (ii) issued an option to purchase 75,000 shares of the Company's Common Stock at an exercise price of $1.75 which was immediately exercisable and has a five year life; and (iii) made a cash payment of $50. The Company purchased approximately $16 million and $35 million in 2002 and 2001, respectively, of footwear products through Redwood while it was a related party. During the year ended January 31, 2002, Redwood sold its Common Stock and a representative from Redwood resigned from the board of directors of the Company. In doing so it is no longer considered a related party. At December 31, 2004 and January 31, 2004 and 2003, the payable to Redwood totaled approximately $1.8 million. The payable at January 31, 2003 is subject to any claims, offsets or other deductions the Company may assert against Redwood. (See Note 8).

On May 1, 2003, the Company granted Kenneth Cole Productions, Inc. the exclusive worldwide license to design, manufacture, sell, distribute and market footwear under the BONGO brand. The CEO and Chairman of Kenneth Cole Productions, Inc. is Kenneth Cole, who is the brother of Neil Cole, the CEO and President of the Company.

During Fiscal 2002, Neil Cole, Chairman of the Board, President and CEO of Candie's, Inc. founded the Candie's Foundation ("the Foundation"), a charitable foundation whose purpose is to raise national awareness concerning to the problems of teenage pregnancy. At December 31, 2004 and January 31, 2004, the Company had a balance due from the Foundation of $227, net of a $50 reserve, and $174, respectively. The Company believes that the amount due will be recovered in full although the Foundation's operating history in fund raising activities is limited. Mr. Cole's wife Liz Cole is employed by the Foundation at an annual rate of $80 per year.

The Company was advised in the acquisition of Badgley Mischka by UCC
Funding Corporation ("UCC"), of which Robert D'Loren, a director of the Company, is President. In connection with the services provided in the acquisition, Mr. D'Loren, the sole shareholder of UCC, received 50,000 stock options. In addition, UCC will receive a fee of 5% of the gross revenues that the Company derives from the BADGLEY MISCHKA trademark and all derivative trademarks. In addition, should the Company sell all or substantially all of the acquired assets, UCC will receive a cash payment calculated under a formula based on the sales price.

The Company has a license for BONGO branded bags and small leather/PVC goods which commenced in Fiscal 2002 with Innovo Group, Inc. ("Innovo"), a company controlled by Hubert Guez, a former director of the Company and principal of Sweet, manager of Unzipped. Under this license, which was terminated in December 2004, the Company recorded $136, $126 and $214 in royalty income in the 11-month Current Year, Fiscal 2004 and Fiscal 2003, respectively, and royalties receivable from Innovo were $4, $6 and $179 at December 31, 2004, January 31, 2004 and 2003, respectively.

See Note 2 for related party transactions related to Unzipped.

10.       Operating Leases

Future net minimum lease payments under non-cancelable operating lease agreements as of December, 2004 are as follows:

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

Rent expense was approximately $426, $3,315, and $3,047 for the 11-month Current Year, Fiscal 2004 and Fiscal 2003 respectively. Contingent rent amounts have been immaterial for all periods.


11.       Benefit and Incentive Compensation Plans and Other

The Company sponsors a 401(k) Savings Plan (the "Savings Plan") which covers all eligible full-time employees. Participants may elect to make pretax contributions subject to applicable limits. At its discretion, the Company may contribute additional amounts to the Savings Plan. The Company had no contributions for the 11-month Current Year and made contributions of $12 and $24 to the Savings Plan for Fiscal 2004 and Fiscal 2003 respectively.


12.       Income Taxes

At December 31, 2004 the Company had available net operating losses ("NOL") of approximately $54.6 million for income tax purposes, which expire in the years 2006 through 2024. Because of "ownership changes" (as defined in Section 382 of the Internal Revenue Code) occurring in previous fiscal years, the utilization of approximately $4.6 million of the net operating losses is limited to $602 per year and expires in 2006 through 2007. The remaining $50.0 million is not subject to such limitation and expires 2009 through 2023. Included in the NOL is $4.8 million as of December 31, 2004 from the exercises of stock options, the benefit of the utilization of this NOL will go into additional paid in capital.

During the 11-month Current Year and Fiscal 2004, the Company recorded an increase in its valuation allowance for deferred tax assets of $914 and $5.8 million, respectively, representing that portion of the deferred tax assets that cannot be reasonably determined to be recoverable from estimated earnings over the next few years.

The income tax provision (benefit) for Federal and state income taxes in the consolidated statements of operations consists of the following:

                                       December 31  January 31,   January 31,
                                          2004          2004          2003
                                       -----------  -----------   -----------
Current:
Federal                                $       -     $       -    $    (178)
State                                          -            58            39
Total current                                  -            58         (139)

Deferred:
Federal                                        -             -             -
State                                          -             -             -
Total deferred                                 -             -             -

Total provision (benefit)              $       -     $      58    $    (139)

The Company's effective income tax rate differs from the federal statutory rate primarily as a result of releasing a component of the deferred tax valuation allowance. Overall the valuation allowance increased due to an increase in the Company's net operating loss carryforward resulting primarily from stock option deductions for income tax purposes.

The significant components of net deferred tax assets of the Company consist of the following:

                                                      December 31,   January 31,
                                                         2004          2004
                                                    ----------------------------

Inventory valuation                                      $ 1,319   $     1,650
Litigation settlement                                        258           258
Net operating loss carryforwards                          22,643        21,937
Receivable reserves                                          776           531
Depreciation                                                   -             -
Store closing reserves (asset impairments)                 1,275         1,275
Accrued compensation                                          16             8
Other                                                        559           290
                                                    ----------------------------
Total net deferred tax assets                             26,846        25,949
Valuation allowance                                     (21,376)      (20,462)
                                                    ----------------------------
Total deferred tax assets                                  5,470         5,487
Depreciation                                                (67)          (43)
Trademarks and licenses                                  (1,616)       (1,657)
Other deferred tax liabilities                             (165)         (165)
                                                    ----------------------------
Total deferred tax liabilities                           (1,848)       (1,865)
                                                    ----------------------------
Total net deferred tax assets                          $   3,622     $   3,622
                                                    ============================


13.       Segment Information

The Company identifies operating segments based on, among other things, the way the Company's management organizes the components of its business for purposes of allocating resources and assessing performance. The Company's operations are comprised of two reportable segments: footwear/licensing and apparel. Footwear segment includes Candie's footwear, Bongo footwear, private label footwear, retail store operations, and licensing. Apparel segment includes Bongo jeanswear. Segment revenues are generated from the sale of footwear, apparel and accessories through wholesale channels and the Company's retail locations. The Company defines segment income as operating income before interest expense and income taxes. Summarized below are the Company's segment revenues, income (loss) and total assets by reportable segments for the 11-month Current Year, Fiscal 2004 and Fiscal 2003.

(000's omitted)                         Footwear/Licensing     Apparel       Elimination         Consolidated
                                        ---------------------------------------------------------------------
For the 11 months ended December 31, 2004
Total revenues                                $ 30,481        $ 38,499          $      -            $  68,980
Segment income                                   1,841             895                 -                2,736
Interest expense                                                                                        2,495
Income before income tax provision                                                                       $241

Capital additions                             $     24        $      6          $      -            $      30
Depreciation and amortization expenses        $  1,672        $    465          $      -            $   2,137

Total assets as of December 31, 2004          $ 31,710        $ 28,450          $      -            $  60,160



For the fiscal year ended January 31, 2004
Total revenues                                $ 66,672        $ 64,705          $      -            $ 131,377
Segment (loss) income                         (10,233)           2,069                 -              (8,164)
Interest expense                                                                                        3,118
Loss before income tax provision                                                                    $(11,282)

Capital additions                             $    232        $     16          $      -            $     248
Depreciation and amortization expenses        $  2,400        $    336          $      -            $   2,736

Total assets as of January 31, 2004           $ 33,896        $ 40,949          $      -            $  74,845


For the fiscal year ended January 31, 2003
Total revenues                                $101,027        $ 55,869          $  (113)            $ 156,783
Segment (loss) income                          (4,156)           3,195                 -                (961)
Interest expense                                                                                        3,373
Loss before income tax provision                                                                    $ (4,084)

Capital additions                             $  1,551        $    178          $      -            $   1,729
Depreciation and amortization expenses        $  3,278        $     37          $      -            $   3,315

Total assets as of January 31, 2003           $ 57,375        $ 46,062          $      -            $ 103,437

14.       Unaudited Consolidated Interim Financial Information

Unaudited interim consolidated financial information for the 11-month Current Year and Fiscal 2004 is summarized as follows:

                                                    First          Second         Third       Fourth
                                                   Quarter         Quarter       Quarter      Quarter
                                              -----------------------------------------------------------
                                                          (in thousands except per share data)
11-month Current Year
Net sales                                      $   11,837      $   26,590      $  10,679      $   5,851
Total revenues                                     13,773          28,674         13,404          7,677
Gross profit                                        4,942           5,894          6,084          3,831
Operating income (loss)                               729           1,258          1,260          (510)
Net income (loss)                              $       33      $      518      $     603      $   (912)

Basic earnings (loss) per share                $     0.00      $     0.02      $    0.02      $  (0.03)
Diluted earnings (loss) per share              $     0.00      $     0.02      $    0.02      $  (0.03)

Fiscal 2004
Net sales                                      $   40,863      $   40,214      $  25,305      $  18,421
Total revenues                                     42,041          42,055         27,113         20,168
Gross profit                                       11,894           9,069          5,924          1,886
Operating income (loss)                             1,599         (2,937)        (1,091)        (5,735)
Net income (loss)                              $      726      $  (3,780)      $ (1,884)      $ (6,402)

Basic earnings (loss) per share                $     0.03      $   (0.15)      $  (0.07)      $  (0.25)
Diluted earnings (loss) per share              $     0.03      $   (0.15)      $  (0.07)      $  (0.25)


During the two month fourth quarter of the 11-month Current Year, the Company recorded certain significant expenses as follows: (i) $434 for legal professional fees relating to litigation involving Unzipped, which was offset by $238 of special income resulting from the Company's termination of certain long term debt payments; (ii) additional $38 of amortization expense, reflecting the acceleration of amortization of the Unzipped purchase price, see Note 2.

15.      Change in Fiscal Year End

As discussed in Note 1 - Summary of Significant Accounting Policies - the Company's fiscal year end has changed from January 31 to December 31. Accordingly, the Company is presenting audited financial statements for the 11 months ended December 31, 2004 in this Form 10-K. The following table provides certain unaudited financial information for the same period of the prior year.

                                                    11 months ended
                                                      December 31
                                                2004                   2003(1)
                                    --------------------------------------------
Net Sales                                    $60,409               $118,130
Licensing Income                               8,571                  4,827
Gross Profit                                  20,751                 27,402
Income (loss) before income taxes                241                (7,532)
Provision (benefit) for income taxes               -                      -
Net Income (loss)                                241                (7,576)
Basic earnings (loss) per share                $0.01                $(0.30)
Diluted earning (loss) per share               $0.01                $(0.30)

(1) Unaudited

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Candies, Inc.

The audits referred to in our report dated March 18, 2005, relating to the consolidated financial statements of Candie's, Inc. and Subsidiaries, which is contained in Item 8 of the Form 10-K included the audits of the financial statement schedule listed in the accompanying index for the 11-month ended December 31, 2004 and each of the two years in the period ended January 31, 2004. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based upon our audits.

In our opinion the financial statement schedule presents fairly, in all material respects, the information set forth therein.





/s/: BDO Seidman, LLP
BDO Seidman, LLP



March 18, 2005
New York, New York

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
----------------------------------------------------------------------------------------------------------
Reserves and allowances deducted from asset accounts:

Accounts receivable reserves (a):

11 month ended December 31, 2004                   $ 1,271        $  1,099      $    514       $  1,856

Year ended January 31, 2004                        $ 2,982        $ 12,121      $ 13,832       $  1,271

Year ended January 31, 2003                        $ 1,178        $ 14,313      $ 12,509       $  2,982


Inventory reserves:

11 month ended December 31, 2004                   $ 4,094        $  1,937      $  3,779       $  2,252

Year ended January 31, 2004                        $ 3,247        $  4,004      $  3,157       $  4,094

Year ended January 31, 2003                        $   439        $  4,239      $  1,431       $  3,247


(a) These amounts include reserves for chargebacks, markdowns, co-op advertising allowances, and bad debts.