Form 10-Q
period 2005-03-31
CANDIES INC
filed 2005-05-13
CIK 857737

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                      ------------------------------------

                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2005

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

Common Stock, $.001 Par Value - 28,468,357 shares as of April 28, 2005

                                      INDEX

                                    FORM 10-Q

                         CANDIE'S, INC. and SUBSIDIARIES

                                                                                                      Page No.
                                                                                                     -----------
Part I.  Financial Information
Item 1.  Financial Statements - (Unaudited)

         Condensed Consolidated Balance Sheets - March 31, 2005 and December 31, 2004...................   3

         Condensed Consolidated Income Statements - Three Months Ended
               March 31, 2005 and April 30, 2004........................................................   4

         Condensed Consolidated Statement of Stockholders' Equity - Three Months Ended
               March 31, 2005...........................................................................   5

         Condensed Consolidated Statements of Cash Flows - Three Months Ended
               March 31, 2005 and April 30, 2004........................................................   6

         Notes to Condensed Consolidated Financial Statements...........................................   7


Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
               Operations...............................................................................  13

Item 3.   Quantitative and Qualitative Disclosures about Market Risk....................................  17

Item 4.   Controls and Procedures.......................................................................  17


Part II. Other Information..............................................................................

Item 1.   Legal Proceedings.............................................................................  18



Exhibits  ..............................................................................................  18



Signatures   ...........................................................................................  19


Part I.  Financial Information

Item 1. FINANCIAL STATEMENTS-(Unaudited)

Candie's, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
                                                                                      March 31,    December 31,
                                                                                      2005              2004
                                                                                   ----------        ----------
                                                                                   (Unaudited)
Assets                                                                           (000's omitted, except par value)

Current Assets
    Cash...............................................................                $  773          $   798
    Accounts receivable, net...........................................                 2,789            2,239
    Due from factors, net..............................................                   202            3,865
    Due from affiliate.................................................                   414              227
    Inventories........................................................                    50              279
    Deferred income taxes..............................................                 1,549            1,549
    Prepaid advertising and other......................................                   669              670
                                                                                      -------          -------
Total Current Assets...................................................                 6,446            9,627

Property and equipment, at cost:
    Furniture, fixtures and equipment..................................                 1,587            1,638
    Less: Accumulated depreciation and amortization....................                 1,331            1,292
                                                                                      -------          -------
                                                                                          256              346
Other assets:
    Restricted cash....................................................                 2,900            2,900
    Goodwill...........................................................                25,241           25,241
   Intangibles, net....................................................                16,321           16,591
    Deferred financing costs, net......................................                 2,028            2,149
    Deferred income taxes..............................................                 2,073            2,073
    Other..............................................................                 1,187            1,233
                                                                                      -------          -------
                                                                                       49,750           50,187
                                                                                      -------          -------
Total Assets...........................................................               $56,452          $60,160
                                                                                      =======          =======

Liabilities and Stockholders' Equity

Current Liabilities:
    Accounts payable and accrued expenses..............................              $  3,253        $   4,284
    Accounts payable, subject to litigation............................                 4,886            4,886
    Due to related parties.............................................                   465            2,465
    Current portion of deferred revenue................................                   682            1,413
    Current portion of long-term debt..................................                 2,496            2,563
                                                                                      -------          -------
Total Current Liabilities..............................................                11,782           15,611
                                                                                      -------          -------

Deferred revenue.......................................................                   275              366
Long-term debt.........................................................                19,028           19,925

Commitments and contingencies..........................................                     -                -

Stockholders' Equity
    Common stock, $.001 par value - shares authorized 75,000; shares issued
         28,417 at March 31, 2005 and 28,293 issued
         at December 31, 2004..........................................                    29               29
    Additional paid-in capital.........................................                76,476           76,154
    Accumulated deficit................................................              (50,471)         (51,258)
   Treasury stock - 198 shares at cost.................................                 (667)            (667)
                                                                                      -------          -------
Total Stockholders' Equity.............................................                25,367           24,258
                                                                                      -------          -------

Total Liabilities and Stockholders' Equity.............................               $56,452          $60,160
                                                                                      =======          =======

See notes to condensed consolidated financial statements.

Candie's, Inc. and Subsidiaries


Condensed Consolidated Income Statements
 (Unaudited)

                                                                   Three Months Ended
                                                             March 31,       April 30,
                                                                2005                2004
                                                      ------------------     ------------------
                                                        (000's omitted, except per share data)
Net sales                                                    $         -               $ 17,289
Licensing and commission revenue                                   4,300                  1,936
                                                      ------------------     ------------------
Net revenue                                                        4,300                 19,225

Cost of goods sold (net of recovery pursuant to
  an agreement of $988 in 2004 - See Note F)                           -                 14,283
                                                      ------------------     ------------------
Gross profit                                                       4,300                  4,942

Selling, general and administrative expenses (net of
  recovery pursuant to an agreement of $296 in
  2005 - See Note F)                                               2,679                  4,114
Special charges                                                      379                     99
                                                      ------------------     ------------------

Operating income                                                   1,242                    729

Other expenses:
        Interest expense - net                                       445                    696
                                                      ------------------     ------------------

Income before income tax provision                                   797                     33

Income tax provision                                                  10                      -
                                                      ------------------     ------------------

Net income                                                   $       787            $        33
                                                      ==================     ==================

Earnings per share:
                              Basic                          $      0.03             $     0.00
                                                      ==================     ==================

                              Diluted                        $      0.03             $     0.00
                                                      ==================     ==================


Weighted average number of common shares outstanding:
                              Basic                               28,429                 26,022
                                                      ==================     ==================

                              Diluted                             29,982                 26,903
                                                      ==================     ==================



See notes to condensed consolidated financial statements.

Candie's, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)

Three Months Ended March 31, 2005
(000's omitted)

                                                                  Additional
                                                 Common Stock       Paid-In    Accumulated  Treasury
                                               Shares    Amount     Capital      Deficit      Stock      Total
                                       --------------------------------------------------------------------------
Balance at January 1, 2005                     28,293 $     29     $ 76,154    $ (51,258)    $ (667)   $ 24,258
Issuance of common stock to directors ....         12       --           60            --         --         60
Exercise of stock options.................        112       --          262            --         --        262
Net income................................         --       --           --          787          --        787
                                       --------------------------------------------------------------------------
Balance at March 31, 2005                      28,417 $     29     $ 76,476    $ (50,471)    $ (667)   $ 25,367
                                       ==========================================================================









See notes to condensed consolidated financial statements.

Candie's, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                                                   Three Months Ended
                                                                                --------------------------
                                                                                March 31,       April 30,
                                                                                   2005           2004
                                                                                -----------     ----------
                                                                                     (000's omitted)
OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities........................       $  2,496       $   (594)
                                                                                -----------     ----------
INVESTING ACTIVITIES:
     Purchases of property and equipment...................................              -             (4)
     Purchases of trademarks...............................................           (71)               -
                                                                                -----------     ----------

Net cash used in investing activities......................................           (71)             (4)
                                                                                -----------     ----------

FINANCING ACTIVITIES:
        Proceeds from long - term debt.....................................              -           3,600
        Repayment of long - term debt......................................          (712)           (567)
        Repayment of loans from related party..............................        (2,000)               -
        Prepaid interest expense - long term...............................              -           (500)
        Deferred financing costs...........................................              -           (179)
        Proceeds from exercise of stock options............................            262             332
        Revolving notes payable - bank.....................................              -         (2,477)
                                                                                -----------     ----------

Net cash (used in) provided by financing activities........................         (2,450)            209
                                                                                -----------     ----------


DECREASE IN CASH...........................................................           (25)           (389)
Cash at beginning of period................................................            798           2,794
                                                                                -----------     ----------
Cash at end of period......................................................       $    773       $   2,405
                                                                                ===========     ==========


Supplemental disclosure of cash flow information:
     Cash paid for interest................................................       $    466       $   1,198
                                                                                ===========     ==========


See notes to condensed consolidated financial statements.

Candie's, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Unaudited)

March 31, 2005

NOTE A     BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005 ("Current Quarter") are not necessarily indicative of the results that may be expected for a full fiscal year.

In December, 2004, the Board of Directors of the Company approved a change in the Company's fiscal year end from January 31 to December 31, effective for the period ending December 31, 2004. As a result, the end of the Current Quarter and the three months ended April 30, 2004 ("Prior Year Quarter") do not coincide. The financial statements included herein are for the three months ended March 31, 2005, and they are compared with the three months in the prior year ended on April 30, 2004. The Company has not recast the Prior Year Quarter to coincide with the Current Quarter as Management believes that such recasting is not cost justified and does not materially affect the relative comparability of the data presented herein.

Beginning January 2005, the Company changed its business practices with respect to Bright Star Footwear, Inc ("Bright Star"), a subsidiary of the Company, which resulted in a change in revenue recognition. Bright Star is now acting as an agent, therefore, only net commission revenue is recognized, commencing in the Current Quarter. As a result there was $322,000 in commission revenue and no sales recorded in the Current Quarter for Bright Star, as compared to $6.0 million in sales and $477,000 in gross profit in the Prior Year Quarter.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2004.

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

         (000's omitted except per share data)                     Three Months Ended
                                                       ----------------------------------------
                                                            March 31,              April 30,
                                                              2005                   2004
                                                       -------------------    -----------------

         Net income - as reported                                  $   787             $     33
         Deduct: Stock-based employee compensation
                   determined under the fair value based
                   method, net of related tax effects              (1,706)                (470)
                                                       -------------------    -----------------
              Pro forma net loss                                    $(919)               $(437)
                                                       ===================    =================

         Basic and diluted earnings (loss) per share:
              As reported                                            $0.03                $0.00
                                                       ===================    =================
              Pro forma                                            $(0.03)              $(0.02)
                                                       ===================    =================

NOTE C     FINANCING AGREEMENTS

In August 2002, IP Holdings, LLC ("IPH"), a subsidiary owned by the Company, issued in a private placement $20 million of asset-backed notes secured by intellectual property assets (tradenames, trademarks and license payments thereon). The notes have a 7-year term with a fixed interest rate of 7.93% with quarterly principal and interest payments of approximately $859,000. The notes are subject to a liquidity reserve account of $2.9 million, funded by a deposit of a portion of the proceeds of the notes. The net proceeds of $16.2 million were used to reduce amounts due by the Company under its existing revolving credit facilities. Costs incurred to obtain this financing totaled approximately $2.4 million which have been deferred and are being amortized over the life of the debt. At March 31, 2005, the unamortized portion of such costs were $1.8 million.

During the Prior Year Quarter, IPH amended the asset-backed notes whereby it borrowed an additional $3.6 million. The additional borrowing matures in August 2009 with a floating interest rate of LIBOR + 4.45%, with quarterly principal and interest payments and $500,000 of interest prepaid at closing. The net proceeds of $2.9 million were used for general working capital purposes. Costs incurred to obtain this financing totaling approximately $179,000 were deferred and amortized over the life of the debt.

See Note F regarding the financing agreement of Unzipped Apparel, LLC ("Unzipped"), the Company's wholly-owned subsidiary.


NOTE D     EARNINGS PER SHARE

Basic earnings per share includes no dilution and is computed by dividing earnings attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options, warrants and convertible preferred stock. At March 31, 2005, 6.3 million stock options were outstanding under the Company's various option plans.

The following is a reconciliation of the shares used in calculating basic and diluted earnings per share:

                                                                                 March 31,      April 30,
                                                                                   2005           2004
                                                                                -------------------------
                                                                                     (000's omitted)
Basic...................................................................          28,429           26,022
Effect of assumed conversions of employee stock options.................           1,553              881
                                                                                -------------------------
Denominator for diluted earnings per share..............................          29,982           26,903
                                                                                =========================


NOTE E     COMMITMENTS AND CONTINGENCIES

On August 5, 2004, the Company, along with Unzipped, its subsidiary Michael Caruso & Co., Inc.("Caruso") and IPH (collectively, "Plaintiffs") commenced a lawsuit in the Superior Court of California, Los Angeles County, against Unzipped's former manager, former supplier and former distributor, Sweet Sportswear LLC ("Sweet"), Azteca Production International, Inc. ("Azteca") and Apparel Distribution Services, LLC ("ADS"), and a principal of these entities and former Company Board member, Hubert Guez (collectively, "Defendants"). Plaintiffs amended their Complaint on November 22, 2004. In their Amended Complaint, Plaintiffs allege that Defendants' fraudulently induced Plaintiffs to purchase Sweet's 50% interest in Unzipped for an inflated price, Sweet and Azteca committed material breaches of the management, supply and distribution agreements and Guez materially breached his fiduciary obligations to the Company while a member of the Company's Board of Directors, and seeks damages in excess of $50 million. Additionally, Plaintiffs allege that Defendants have imported, distributed and sold goods bearing the Company's BONGO trademarks in violation of federal and California law. Defendants filed a motion to dismiss certain of the claims asserted in the Amended Complaint, and on February 7, 2005, the Court denied Defendants' motion in its entirety. Defendants filed an Answer to Plaintiffs' Amended Complaint and a Cross-Complaint against Plaintiffs and the Company's Chief Executive Officer, Neil Cole ("Mr. Cole") seeking compensatory, punitive and exemplary damages and litigation costs, as well as the establishment of a constructive trust for the benefit of the Defendants (referred to as "Cross-Complainants"). The Cross-Complainants allege that some or all of the Plaintiffs breached the management, supply and distribution agreements, IPH and Mr. Cole interfered with Sweet's performance under the management agreement, and the Company, Caruso and Mr. Cole interfered with Cross-Complainants' relationships with Unzipped and caused Unzipped to breach its agreements with Azteca and ADS. Cross-Complainants allege that some or all of the Company, Caruso and Mr. Cole fraudulently induced Sweet to sell its 50% interest in Unzipped for a deflated price and enter into an associated 8% Senior Subordinated Note (the " Sweet Note").

The Company had previously entered into a management agreement with Sweet (the "Management Agreement") wherein Sweet guarantees that the net income of Unzipped, as defined, shall be no less than $1.7 million for each year during the term ("the Guarantee"). In the event that the Guarantee is not met, Sweet is obligated to pay the difference between the actual net income, as defined and the Guarantee ("the Shortfall Payment").Additionally, Cross-Complainants allege that the Company has breached its obligations to Sweet arising under the Sweet Note by, among other things, understating Unzipped's earnings for the fiscal year ended January 31, 2004 and the first three quarters of the fiscal year ended January 31, 2005 for the purpose of causing Unzipped to fall short of the Guarantee for these periods, and improperly offsetting the Shortfall Payment against the Sweet Note. See Note F. Cross-Complainants allege that the understatements in Unzipped's earnings and offsets against the Sweet Note were incorporated into the Company's public filings for the periods identified above, causing the Company to overstate materially its earnings and understate its liabilities for such period with the effect of improperly inflating the public trading price of the Company's common stock. Plaintiffs and Mr. Cole deny Cross-Complainants' allegations and intend to vigorously defend against the Cross-Complaint.

In January 2002, Redwood Shoe Corporation ("Redwood"), one of the Company's former buying agents of footwear filed a complaint in the United States District Court for the Southern District of New York, alleging that the Company breached various contractual obligations to Redwood and seeking to recover damages in excess of $20 million and its litigation costs. The Company filed a motion to dismiss certain counts of the complaint based upon Redwood's failure to state a claim, in response to which Redwood has filed an amended complaint. The Company also moved to dismiss certain parts of the amended complaint. The magistrate assigned to the matter granted, in part, the Company's motion to dismiss, and this ruling is currently pending before the District Court. The Company intends to vigorously defend the lawsuit, and file counterclaims against Redwood after the District Court rules on the pending motion to dismiss. At March 31, 2005 and April 30, 2004, the payable to Redwood totaled approximately $1.8 million which is subject to any claims, offsets or other deductions the Company may assert against Redwood, and was reflected in "Accounts payable, subject to litigation".

In November 2001, the Company settled a litigation filed in December 2000 in the United States District Court for Southern District of New York, by Michael Caruso, as trustee of the Claudio Trust and Gene Montasano (collectively, "Caruso"). The settlement agreement between the Company and Caruso provided for the Company to pay to Caruso equal quarterly payments of $62,500, up to a maximum amount of $1 million, over a period of four years. However, the Company's obligation to make these quarterly payments terminated on or about November 15, 2004 based upon a provision of the settlement agreement that stated that in the event that the last daily sale price per share of the Company's common stock reached at least $4.98 during any ten days within a thirty day period, the Company's obligation to make the quarterly payments would terminate. The remaining balance of $238,000 was recognized as a reduction of special charges in November 2004.

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

Acquisition:

On April 23, 2002, the Company acquired the remaining 50% interest in Unzipped from Sweet for three million shares of the Company's common stock and $11 million in debt evidenced by the Sweet Note. In connection with the acquisition of Unzipped, the Company filed a registration statement with the SEC for the three million shares of the Company's common stock issued to Sweet. The registration statement was declared effective by the SEC on July 29, 2003.

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

Related Party Transactions:

Prior to August 5, 2004, Unzipped was managed by Sweet pursuant to the Management Agreement, pursuant to which Sweet was obligated to manage the operations of Unzipped in return for, commencing in fiscal year ended January 31, 2004 ("Fiscal 2004"), a management fee based upon certain specified percentages of net income that Unzipped would achieve during the three-year term. In addition, Sweet guaranteed that the net income, as defined, of Unzipped commencing in Fiscal 2004 would be no less than $1.7 million for each year during the term (the "Guarantee"). In the event that the Guarantee is not met, under the Management Agreement, Sweet is obligated to pay to the Company the difference between the actual net income of Unzipped, as defined, and the Guarantee. The Shortfall Payment can be offset against the Sweet Note in the original amount of $11 million at the option of either Sweet or the Company.

For the month of January 2005 (the last month of Unzipped's fiscal year), Unzipped had a net loss (as defined, for the purpose of determining if the Guarantee had been met) of $296,000, as compared to net loss (as defined, for the purpose of determining if the Guarantee had been met) in the Prior Year Quarter of $563,000. Consequently for the Current Quarter there was a Shortfall Payment of $438,000, as compared to a Shortfall Payment of $988,000 in the Prior Year Quarter. These payments have been recorded in the consolidated income statements as a reduction of Unzipped's cost of sales (since the majority of Unzipped's operations are with entities under common ownership with Sweet, including all of the purchases of inventory) and on the balance sheet as a reduction of the Sweet Note based upon the right to offset in the Management Agreement. At March 31, 2005, as a net result of the offset of the Shortfall Payments, the balance of the Note was reduced to $2.8 million and is reflected in "Long-term debt". The Company believes that it is entitled to the full Guarantee of $1.7 million for the fiscal year of Unzipped ended January 31, 2005. For the purpose of computing the Shortfall Payment for financial statement presentation, however, the Company has pro-rated the Guarantee to exclude the portion relating to the period subsequent to August 5, 2004 ($827,000, including $142,000 for the month of January 2005). As a result, the net Shortfall Payment reflected as a reduction of cost of sales in the Current Quarter of $296,000, and the Sweet Note balance of $2.8 million includes the above noted $827,000, pending the outcome of its litigation with Sweet and its affiliates. See Note E. After adjusting for the Shortfall Payments, Unzipped reported a net loss of $37,500 for the Current Quarter, on sales of $448,000, and net income of $312,500 in the Prior Year Quarter. Due to the immaterial nature of the related amounts, the net loss of $37,500 from Unzipped has been included in the selling, general and administrative expense in the Company's Condensed Consolidated Income Statements for the Current Quarter.

For each of the quarters ended July 31, October 31, and December 31, 2004 and the Current Quarter, the Company did not make an interest payment on the Note to partially offset the Shortfall Payments due from Sweet. Such interest payment is to be resumed after the Shortfall Payment is satisfied.

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

On August 5, 2004, Unzipped terminated the Management Agreement with Sweet, the supply agreement with Azteca and the distribution agreement with ADS and commenced a lawsuit against Sweet, Azteca, ADS and Hubert Guez. See Note E.

At March 31, 2005, the Company included in "Accounts payable, subject to litigation" amounts due to Azteca and ADS of $847,000 and $2.3 million respectively. See Note E. At April 30, 2004, included in the "Due to related party" were amounts due to Azteca and ADS $1.2 million and $727,000 respectively.

In a separate transaction concerning Unzipped with Bongo Apparel, Inc. ("BAI"), a related party, the amount to due to BAI at March 31, 2005 was $465,000. BAI is the licensee under the Jeans Wear License and managed the operations of Unzipped following the termination of Sweet as the manager on August 5, 2004.

NOTE G     SEGMENT INFORMATION

The Company identifies operating segments based on, among other things, the way the Company's management organizes the components of its business for purposes of allocating resources and assessing performance. The Company's operations are comprised of two reportable segments: footwear/licensing and apparel. Segment revenues are generated from the royalty income from licensees and the sale of footwear, apparel and accessories through wholesale channels and the Company's retail locations. The Company defines segment income as operating income before interest expense and income taxes. Summarized below are the Company's segment revenues, income (loss) and total assets by reportable segments for the three months ended March 31, 2005 and April 30, 2004.

(000's omitted)                           Footwear/licensing    Apparel      Consolidated

For three months ended March 31, 2005
Total revenues                                $  4,300        $       -          $  4,300
Segment income (loss)                            1,280             (38)             1,242
Net interest expense                                                                  445
Income before provision for income taxes                                         $    797

Capital additions                             $      -        $       -          $      -
Depreciation and amortization expenses        $    491        $      38          $    529

Total assets as of March 31, 2005             $ 47,416        $   9,036          $ 56,452

For three months ended April 30, 2004
Total revenues                                $  7,865        $  11,360          $ 19,225
Segment income                                     293              436               729
Net interest expense                                                                  696
Income before provision for income taxes                                         $     33

Capital additions                             $      -        $       4          $      4
Depreciation and amortization expenses        $    357        $     127          $    484

Total assets as of April 30, 2004             $ 28,309        $  40,196          $ 68,505

NOTE H     BADGLEY MISCHKA LICENSING LLC

On October 29, 2004 (the "Closing Date"), the Company acquired the principal assets (the "Purchased Assets") of B.E.M. Enterprise, Ltd. ("BEM"), the holding company for the Badgley Mischka designer business from parent company Escada U.S.A. The purchased assets include the BADGLEY MISCHKA(R) trademark, two existing licenses and the rights to operate the existing Badgley Mischka retail store located on Rodeo Drive in Beverly Hills, California. The purchase price for the transaction was $950,000, (excluding $372,000 of fees and expenses related to the acquisition) which was paid by the Company's issuance of 214,981 shares of the Company's common stock. The purchase price of the Purchased Assets was subject to an upward adjustment in the event that the closing sale price of the Company's common stock on the date which is 180 days after the Closing Date is less than the closing sale price on the Closing Date. No such adjustment to the purchase price was necessary as the closing sales price at April 27, 2005 was $4.95, greater than the closing price of $4.44 on the Closing Date. The Company filed a registration statement with the SEC for the resale of the 214,981 shares of the Company's common stock issued to BEM. The registration statement was declared effective by the SEC on December 1, 2004.

Included in cash on the Company's condensed consolidated financial statements is a term deposit in the principal amount of $100,000 which has been pledged as collateral to the landlord of the Badgley Mischka retail store until December 31, 2005 in connection with the leased premises. Unrestricted access to this fund will revert to the Company on January 1, 2006.

The Company was advised in acquisition of the Purchased Assets by UCC Funding Corporation ("UCC"), of which Robert D'Loren, a director of the Company, is President. In connection with the services provided in the acquisition, Mr. D'Loren, the sole shareholder of UCC, received 50,000 stock options. In addition, UCC will receive a fee of 5% of the gross revenues that the Company derives from the BADGLEY MISCHKA trademark and all derivative trademarks, which right was assigned to Content Holding, which is owned by Mr. D'Loren. In addition, should the Company sell all or substantially all of the acquired assets, UCC will receive a cash payment calculated under a formula based on the sales price

NOTE I - SPECIAL CHARGES

During the quarter ended March 31, 2005, the Company recorded $379,000 of special charges in connection with its litigation against Defendants related to Unzipped. See Note E. In the Prior Year Quarter, the Company's special charges of $99,000 consisting primarily of legal and professional fees related to transferring Unzipped's wholesale business into a licensing business in the Prior Year Quarter.

NOTE J     RECENT ACCOUNTING STANDARDS

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

In December 2004, the FASB issued FAS No. 123(R), "Share-Based Payment," an amendment of FASB Statements 123 and 95. FAS No, 123(R) replaced FAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." This statement requires companies to recognize the fair value of stock options and other stock-based compensation to employees beginning with fiscal periods beginning after June 15, 2005. During the first quarter of 2005, the Securities and Exchange Commission approved a new rule for public companies which delays the adoption of this standard for an additional six months. This means that the Company will be required to implement FAS No, 123(R) no later than the quarter beginning January 1, 2006. The Company currently measures stock-based compensation in accordance with APB Opinion No. 25, as discussed above. The impact on the company's financial condition or results of operations will depend on the number and terms of stock options outstanding on the date of change, as well as future options that may be granted.

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

General Introduction. In December, 2004, the Board of Directors of the Company approved a change in the Company's fiscal year end from January 31 to December 31, effective for the period ending December 31, 2004. As a result, the end of the Current Quarter and the end of the Prior Year Quarter do not coincide. The financial statements included herein are for the three months ended March 31, 2005, and they are compared with the three months in the prior year ended on April 30, 2004. The Company has not recast the Prior Year Quarter to coincide with the Current Quarter as Management believes that such recasting is not cost justified and does not materially affect the relative comparability of the data presented herein.

Beginning January 2005, the Company changed its business practices with respect to Bright Star Footwear, Inc ("Bright Star"), a subsidiary of the Company, which resulted in a change in revenue recognition. Bright Star is now acting as an agent, therefore, only net commission revenue is recognized.

In addition, on or about June 9, 2004, the Company, through its subsidiary IPH, effective August 1, 2004, licensed the operations of the BONGO jeans wear business previously operated through Unzipped.

As a result of the Company's transition to a licensing business, and to a lesser extent, its change in fiscal year end and the change in its Bright Star revenue reporting, the Company's operating results are not comparable to prior years. Further, since it is anticipated that there will be no revenue, other than licensing and commission revenue, going forward, the results for the remaining quarters for the year ending December 31, 2005 are also expected to be non-comparable to the corresponding prior year's quarters.

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

Summary of Operating Results:

The Company had net income of $787,000 for the Current Quarter compared to $33,000 for the Prior Year Quarter. In the Current Quarter, there were $379,000 of special charges and $445,000 of net interest expense as compared to $99,000 of special charges and $696,000 of net interest expense for Prior Year Quarter.

The Company's operating income was $1.2 million in the Current Quarter, compared to $729,000 in the Prior Year Quarter.

Results of Operations

For the three months ended March 31, 2005

Revenues. During the Current Quarter, consolidated net revenues decreased by $14.9 million to $4.3 million from $19.2 million in the Prior Year Quarter.

As a result of the Company changing to licensing arrangements in its jeans wear operations in August 2004, there were no reportable jeans wear sales in the Current Quarter as compared to $11.4 million in the Prior Year Quarter and there will be no jeans wear sales for the remainder of the fiscal year ending December 31, 2005 and thereafter. Further, due to a change in revenue recognition resulting from its change of business practice beginning January 2005, Bright Star recorded only the net commission earned on such transactions in the Current Quarter and will continue to do so in the future. As a result there was $322,000 in commission revenue and no sales recorded in the Current Quarter for Bright Star, as compared to $6.0 million in sales and $477,000 in gross profit in the Prior Year Quarter.

Licensing and commission revenue increased $2.4 million, or 122.1% to $4.3 million in the Current Quarter from $1.9 million in the Prior Year Quarter. The increase was due primarily to revenue generated by new licenses as the Company transitioned from an operating business to a licensing business and $322,000 commission revenue from Bright Star as mentioned above.

Gross Profit. Consolidated gross profit decreased by $642,000 to $4.3 million in the Current Quarter from $4.9 million in the Prior Year Quarter. There was no reportable gross profit from Unzipped's wholesale jeans wear sales in the Current Quarter as compared to $2.5 million in the Prior Year Quarter. Unzipped's gross profit in the Prior Year Quarter included $988,000 adjustment from the Shortfall Payment. See Note F to Notes to Condensed Consolidated Financial Statements. As previously discussed above, Bright Star's gross profit decreased from $477,000 in the Prior Year Quarter to $332,000 in the Current Quarter.

Operating Expenses. During the Current Quarter, consolidated selling, general and administrative expenses decreased by $1.4 million to $2.7 million from $4.1 million in the Prior Year Quarter. Included in the consolidated selling, general and administrative expenses were $37,500 of Unzipped's net loss, as compared to $2.1 million in the Prior Year Quarter as the Company completed its transition of the jeans wear business to a licensing business. See Matters Pertaining to Unzipped and Note F of Notes to Condensed Consolidated Financial Statements. Offsetting the decline in selling, general and administrative expenses in the Current Quarter was $476,000 of expenses related to the activities of the Company's Badgely Mischka subsidiary which was acquired in October 2004

In the Current Quarter, the Company's special charges included $379,000 of legal fees incurred by the Company relating to litigation involving Unzipped compared to $99,000 of legal professional fees related to transferring Unzipped's wholesale business into a licensing business in the Prior Year Quarter. See Note F of Notes to Condensed Consolidated Financial Statements.

Interest Expense - Net. Interest expense decreased by $251,000 in the Current Quarter to $445,000 (net of interest income of $15,000), compared to $696,000 in the Prior Year Quarter. Included in interest expense in the Current Quarter was $38,000 from the Sweet Note as compared to $203,000 in the Prior Year Quarter. The decrease is due to a lower average outstanding borrowing as the Sweet Note is reduced as a result of the application of Shortfall Payments. See Note F of Notes to the Consolidated Condensed Financial Statements. Interest expense in the Current Quarter associated with the asset backed notes issued by IPH was $422,000 as compared to $370,000 in the Prior Year Quarter. This increase is due primarily to a higher average outstanding borrowing as the Company borrowed an additional $3.6 million in April, 2004. Also included in interest expense in the Prior Year Quarter was $123,000 from Unzipped's activities, with no comparable amount in the Current Quarter.

Income Tax Expense. A provision for $10,000 for minimum franchise taxes was recorded in the Current Quarter. There was no tax expense on income reported for the Current Quarter and Prior Year Quarter, due to a reduction in the deferred tax valuation reserve, which offsets the income tax provision.

Net Income. The Company recorded net income of $787,000, compared to $33,000 in the Prior Year Quarter.

Liquidity and Capital Resources

Working Capital.

At March 31, 2005, the current ratio of assets to liabilities was 0.55 to 1 as compared to 0.87 to 1 at April 30, 2004. Included in current liabilities at March 31, 2005 are $4.9 million of accounts payables that are subject to litigation.

The Company continues to rely upon cash generated from operations, especially licensing and men's private label activity to finance its operations. Net cash provided from operating activities totaled $2.5 million in the Current Quarter, as compared to $594,000 of net cash used in the Prior Year Quarter. The Company believes that such cash from operations will be sufficient to satisfy its anticipated working capital requirements for the foreseeable future.

Capital Expenditures.

There were no capital expenditures in the Current Quarter as compared to $4,000 for the Prior Year Quarter.

Matters Pertaining to Unzipped.

On April 23, 2002, the Company acquired the remaining 50% interest in Unzipped from Sweet for three million shares of the Company's common stock and the Sweet Note. Pursuant to the Management Agreement, Sweet is obligated to pay any Shortfall under the Guarantee. The Shortfall Payment can be offset against the Sweet Note.

For the month of January 2005 (the last month of Unzipped's fiscal year), Unzipped had a net loss (as defined, for the purpose of determining if the Guarantee had been met) of $296,000, as compared to net loss (as defined, for the purpose of determining if the Guarantee had been met) in the Prior Year Quarter of $563,000. Consequently for the Current Quarter there was a Shortfall Payment of $438,000, as compared to a Shortfall Payment of $988,000 in the Prior Year Quarter. These payments have been recorded in the consolidated income statements as a reduction of Unzipped's cost of sales (since the majority of
Unzipped's operations are with entities under common ownership with Sweet, including all of the purchases of inventory) and on the balance sheet as a reduction of the Sweet Note based upon the right to offset in the Management Agreement. At March 31, 2005, as a net result of the offset of the Shortfall Payments, the balance of the Note was reduced to $2.8 million and is reflected in "Long-term debt". The Company believes that it is entitled to the full Guarantee of $1.7 million for the fiscal year of Unzipped ended January 31, 2005. For the purpose of computing the Shortfall Payment for financial statement presentation, however, the Company has pro-rated the Guarantee to exclude the portion relating to the period subsequent to August 5, 2004 ($827,000, including $142,000 for the month of January 2005). As a result, the net Shortfall Payment reflected as a reduction of cost of sales in the Current Quarter of $296,000, and the Sweet Note balance of $2.8 million includes the above noted $827,000, pending the outcome of its litigation with Sweet and its affiliates. See Note E of Note to Condensed Consolidated Financial Statements. After adjusting for the Shortfall Payments, Unzipped reported a net loss of $37,500 for the Current Quarter, on sales of $448,000, and net income of $312,500 in the Prior Year Quarter. Due to the immaterial nature of the related amounts, the net loss of $37,500 from Unzipped has been included in the selling, general and administrative expense in the Company's Condensed Consolidated Income Statements for the Current Quarter.

For each of the quarters ended July 31, October 31, and December 31, 2004 and the Current Quarter, the Company did not make an interest payment on the Note to partially offset the Shortfall Payments due from Sweet. Such interest payment will be resumed in the event that the Shortfall Payment is satisfied.

Current Revolving Credit Facilities.

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

Bond Financing

In August 2002, IPH issued in a private placement $20 million of asset-backed notes secured by intellectual property assets (trade names, trademarks and license payments thereon). The notes have a 7-year term with a fixed interest rate of 7.93% with quarterly principal and interest payments of approximately $859,000. The notes are subject to a liquidity reserve account of $2.9 million, funded by a deposit of a portion of the proceeds of the notes. The net proceeds of $16.2 million were used to reduce amounts due by the Company under its existing revolving credit facilities. Costs incurred to obtain this financing totaled approximately $2.4 million which have been deferred and are being amortized over the life of the debt. At March 31, 2005, the unamortized portion of such costs was $2.0 million and there was $18.2 million outstanding under the notes.

During the Prior Year Quarter, IPH amended the asset-backed notes whereby it borrowed an additional $3.6 million. The additional borrowing matures in August, 2009 with a floating interest rate of LIBOR + 4.45%, with quarterly principal and interest payments and $500,000 of interest prepaid at closing. The net proceeds of $2.9 million were be used for general working capital purposes. Costs incurred to obtain this financing totaling approximately $178,500 were deferred and are being amortized over the life of the debt.

Other

The Company's cash requirements fluctuate from time to time due to, among other factors, seasonal variations in the timing of licensee shipments and the related royalty payments. The Company believes that it will be able to satisfy its ongoing cash requirements for the foreseeable future, primarily with cash flow from operations. However, if the Company's plans change or its assumptions prove to be incorrect, it could be required to obtain additional capital that may not be available to it on acceptable terms, or at all.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

As a result of the Company's credit facilities, the Company is exposed to the risk of rising interest rates. The following table provides information on the Company's fixed maturity debt as of March 31, 2005 that is sensitive to changes in interest rates.

 The IPH's additional assets-backed notes had an average interest
  rate of 6.7% for the three month period ended March 31, 2005      $3.3 million

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

The principal executive officer and principal financial officer also conducted an evaluation of internal control over financial reporting ("Internal Control") to determine whether any changes in Internal Control occurred during the quarter ended March 31, 2005 that have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, there has been no such change during the quarter ended March 31, 2005.

PART II.  Other Information


Item 1.  Legal Proceedings

See Note E of Notes to Condensed Consolidated Financial Statements.


Item 6.  Exhibits

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


                                             CANDIE'S, INC.
                                             ----------------------------------
                                             (Registrant)


Date     May 13, 2005                        /s/ Neil Cole
         ------------------------------      ----------------------------------
                                             Neil Cole
                                             Chairman of the Board, President
                                             And Chief Executive Officer
                                             (on Behalf of the Registrant)

Date     May 13, 2005                        /s/ Warren Clamen
         ------------------------------      ----------------------------------
                                             Warren Clamen
                                             Chief Financial Officer