Form 10-Q
period 2005-06-30
ICONIX BRAND GROUP, INC.
filed 2005-08-10
CIK 857737

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                      ------------------------------------

                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the Quarterly Period Ended June 30, 2005

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the Transition Period From ________ to ________.


                         Commission file number 0-10593



                            ICONIX BRAND GROUP, INC.
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


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes ___ No. _X__

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.001 Par Value - 28,801,985 shares as of July 20, 2005


                                      INDEX

                                    FORM 10-Q

                    Iconix Brand Group, Inc. and Subsidiaries

                                                                                                       Page No.
                                                                                                     -----------
Part I.  Financial Information

Item 1.  Financial Statements - (Unaudited)

         Condensed Consolidated Balance Sheets - June 30, 2005 and December 31, 2004....................   3

         Condensed Consolidated Income Statements - Three and Six Months Ended
               June 30, 2005 and July 31, 2004..........................................................   4

         Condensed Consolidated Statement of Stockholders' Equity - Six Months Ended
               June 30, 2005............................................................................   5

         Condensed Consolidated Statements of Cash Flows - Six Months Ended
               June 30, 2005 and July 31, 2004..........................................................   6

         Notes to Condensed Consolidated Financial Statements...........................................   7


Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
               Operations...............................................................................  15

Item 3.   Quantitative and Qualitative Disclosures about Market Risk....................................  19

Item 4.   Controls and Procedures.......................................................................  20


Part II. Other Information..............................................................................

Item 1.   Legal Proceedings.............................................................................  20



Exhibits  ..............................................................................................  20



Signatures   ...........................................................................................  21




Part I.  Financial Information

Item 1. FINANCIAL STATEMENTS-(Unaudited)

Iconix Brand Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

                                                                                    June 30,         December 31,
                                                                                      2005              2004
                                                                                   ----------        ----------
                                                                                   (Unaudited)
Assets                                                                           (000's omitted, except par value)

Current Assets
    Cash...............................................................                $  515          $   798
    Accounts receivable, net...........................................                 3,982            2,239
    Due from factors, net..............................................                     -            3,865
    Due from affiliate.................................................                   463              227
    Inventories........................................................                     -              279
    Deferred income taxes..............................................                 3,349            1,549
    Prepaid advertising and other......................................                   297              670
                                                                                      -------          -------
Total Current Assets...................................................                 8,606            9,627

Property and equipment, at cost:
    Furniture, fixtures and equipment..................................                 1,612            1,638
    Less: Accumulated depreciation and amortization....................                 1,366            1,292
                                                                                      -------          -------
                                                                                          246              346
Other assets:
    Restricted cash....................................................                 2,900            2,900
    Goodwill...........................................................                25,241           25,241
   Intangibles, net....................................................                16,121           16,591
    Deferred financing costs, net......................................                 1,907            2,149
    Deferred income taxes..............................................                 2,073            2,073
    Other..............................................................                 1,142            1,233
                                                                                      -------          -------
                                                                                       49,384           50,187
                                                                                      -------          -------
Total Assets...........................................................               $58,236          $60,160
                                                                                      =======          =======

Liabilities and Stockholders' Equity

Current Liabilities:
    Accounts payable and accrued expenses..............................              $  2,194        $   4,284
    Accounts payable, subject to litigation............................                 4,886            4,886
    Due to related parties.............................................                   434            2,465
    Current portion of deferred revenue.............................                    1,332            1,413
    Current portion of long-term debt...............................                    3,024            2,563
                                                                                      -------          -------
Total Current Liabilities..............................................                11,870           15,611
                                                                                      -------          -------

Deferred revenue.......................................................                   183              366
Long-term debt.........................................................                17,818           19,925

Commitments and contingencies..........................................                     -                -

Stockholders' Equity
    Common stock, $.001 par value - shares authorized 75,000; shares issued
         28,751 at June 30, 2005 and 28,293 issued
         at December 31, 2004..........................................                    30               29
    Additional paid-in capital.........................................                76,962           76,154
    Accumulated deficit................................................              (47,960)         (51,258)
   Treasury stock - 198 shares at cost.................................                 (667)            (667)
                                                                                      -------          -------
Total Stockholders' Equity.............................................                28,365           24,258
                                                                                      -------          -------

Total Liabilities and Stockholders' Equity.............................             $ 58,236         $  60,160
                                                                                      =======          =======

See Notes to Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries


Condensed Consolidated Income Statements
 (Unaudited)

                                                          Three Months Ended                   Six Months Ended
                                                       June 30,         July 31,           June 30,         July 31,
                                                   ---------------    -------------- ----------------    ---------------
                                                          2005            2004              2005             2004
                                                                (000's omitted, except per share data)

Net sales.....................................        $          -          $26,035      $          -          $42,847
Licensing and commission revenue...............              4,287            2,639             8,587            5,052
                                                     -------------     ------------     -------------    --------------
Net revenues..................................               4,287           28,674             8,587           47,899

Cost of goods sold (net of recovery pursuant to
  an agreement of $737 and $1,725 in the three
  and six months ended in 2004, respectively)....                -           22,780                 -           37,063
                                                     -------------     ------------     -------------    -------------
Gross profit.....................................            4,287            5,894             8,587           10,836

Operating expenses:
Selling, general and administrative expenses (net
  of recovery pursuant to an agreement of $0 and
  $296 in the three and six months ended in
  2005, respectively)......................                  2,838            4,636             5,517             8,750
Special charges..................................              328                -               707                99
                                                     -------------      -----------     -------------    --------------
                                                             3,166            4,636             6,224             8,849
                                                     -------------      -----------     -------------    --------------

Operating income................................             1,121            1,258             2,363             1,987

Interest expense - net..........................               400              740               845             1,436
                                                     -------------      -----------     -------------    --------------

Income before income taxes......................               721              518             1,518               551

Income tax benefits - net................                  (1,790)                -            (1,780)                -
                                                      ------------      -----------      -------------    -------------

Net income .....................................          $  2,511          $   518          $   3,298         $    551
                                                      ============      ===========      =============    =============


Earnings per common share:
         Basic..................................         $    0.09          $  0.02          $    0.12          $   0.02
                                                     =============      ===========       ============    ==============
         Diluted................................         $    0.08          $  0.02          $    0.11          $   0.02
                                                     =============      ===========       =============   ==============

Weighted average number of common shares outstanding:
         Basic..................................            28,602           26,602             28,516            26,315
                                                     =============      ===========       ============    ==============
         Diluted................................            30,247           27,735             30,115            27,322
                                                     =============      ===========       ============    ==============


See Notes to Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)

Six Months Ended June 30, 2005
(000's omitted)

                                                                  Additional
                                                 Common Stock       Paid-In    Accumulated  Treasury
                                               Shares    Amount     Capital      Deficit      Stock      Total
                                       ----------------------------------------------------------------------------
Balance at January 1, 2005                     28,293     $   29     $ 76,154   $ (51,258)     $ (667)   $ 24,258
Issuance of common stock to directors ....         12         --           60           --          --         60
Exercise of stock options.................        446          1          748           --          --        749
Net income................................         --         --           --        3,298          --      3,298
                                       ----------------------------------------------------------------------------
Balance at June 30, 2005                       28,751     $   30     $ 76,962   $ (47,960)     $ (667)   $ 28,365
                                       ============================================================================










See Notes to Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                                                      Six Months Ended
                                                                                --------------------------
                                                                                 June 30,       July 31,
                                                                                   2005           2004
                                                                                -----------     ----------
                                                                                     (000's omitted)
OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities........................       $  2,642     $   (6,483)
                                                                                -----------     ----------
INVESTING ACTIVITIES:
     Purchases of property and equipment...................................           (26)             (4)
     Purchases of trademarks...............................................          (218)               -
                                                                                -----------     ----------

Net cash used in investing activities......................................          (244)             (4)
                                                                                -----------     ----------

FINANCING ACTIVITIES:
        Proceeds from long - term debt.....................................              -           3,600
        Repayment of long - term debt......................................        (1,430)         (1,131)
        Repayment of loans from related party..............................        (2,000)               -
        Prepaid interest expense - long term...............................              -           (500)
        Deferred financing costs...........................................              -           (430)
        Proceeds from common stock issuance................................              -           2,184
        Proceeds from exercise of stock options...............                         749             551
        Revolving notes payable - bank........................                           -             513
                                                                                -----------     ----------

Net cash (used in) provided by financing activities........................        (2,681)           4,787
                                                                                -----------     ----------


DECREASE IN CASH...........................................................          (283)         (1,700)
Cash at beginning of period................................................            798           2,794
                                                                                -----------     ----------
Cash at end of period......................................................       $    515      $    1,094
                                                                                -----------     ----------



Supplemental disclosure of cash flow information:
     Cash paid for interest................................................       $    775      $    1,752
                                                                                ===========     ==========


See Notes to Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Unaudited)

June 30, 2005

NOTE A     BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month ("Current Quarter") and six month period ("Current Six Months") ended June 30, 2005 are not necessarily indicative of the results that may be expected for a full fiscal year.

In December, 2004, the Company changed its fiscal year end from January 31 to December 31, effective for the period ending December 31, 2004. As a result, the end of the Current Quarter and the Current Six Months do not coincide with the three months ("Prior Year Quarter") and six months ("Prior Year Six Months") ended July 31, 2004. The financial statements included herein are for the Current Quarter and Current Six Months, and they are compared with the Prior Year Quarter and Prior Year Six Months. The Company has not recast the Prior Year Quarter and Prior Year Six Months to coincide with the Current Quarter and Current Six Months as management believes that such recasting does not materially affect the relative comparability of the data presented herein.

Beginning January 2005, the Company changed its business practices with respect to Bright Star Footwear, Inc ("Bright Star"), a subsidiary of the Company, which resulted in a change in revenue recognition for the Current Quarter and Current Six Months. Bright Star now acts as an agent, therefore only net commission revenue is recognized commencing January 1, 2005. As a result there was $512,000 in commission revenue and no sales recorded in the Current Quarter for Bright Star, as compared to $5.3 million in sales and $554,000 in gross profit in the Prior Year Quarter. In the Current Six Months there was $844,000 in commission revenue and no sales recorded for Bright Star, as compared to $10.7 million in sales and $1.0 million in gross profit in the Prior Year Six Months.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2004.

NOTE B     STOCK OPTIONS

Pursuant to a provision in SFAS No. 123(R), "Accounting for Stock-Based Compensation", the Company has elected to continue using the intrinsic-value method of accounting for stock options granted to employees in accordance with Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees." Accordingly, the compensation cost for stock options has been measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount the employee must pay to acquire the stock. Under this approach, the Company only recognizes compensation expense for stock-based awards to employees for options granted at below-market prices, with the expense recognized over the vesting period of the options.

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




         (000's omitted except per share data)               Three Months Ended             Six Months Ended
                                                             ------------------             -----------------
                                                          June 30,       July 31,        June 30,       July 31,
                                                            2005           2004            2005           2004
                                                       --------------  -------------  -------------  --------------

         Net income - as reported                             $ 2,511       $    518       $  3,298      $      551
         Deduct: Stock-based employee compensation
                   determined under the fair value based
                   method, net of tax                           (734)          (424)        (2,440)           (894)
                                                       --------------  -------------  -------------  --------------
              Pro forma net income (loss)                     $ 1,777       $     94      $     858       $   (343)
                                                       ==============  =============  =============  ==============

         Basic earnings (loss) per share:
              As reported                                     $  0.09        $  0.02      $    0.12       $    0.02
                                                       ==============  =============  =============  ==============
              Pro forma                                       $  0.06        $  0.00      $    0.03        $ (0.01)
                                                       ==============  =============  =============  ==============

         Basic and diluted earnings (loss) per share:
              As reported                                     $  0.08        $  0.02      $    0.11       $    0.02
                                                       ==============  =============  =============  ==============
              Pro forma                                       $  0.06        $  0.00      $    0.03        $ (0.01)
                                                       ==============  =============  =============  ==============


NOTE C     FINANCING AGREEMENTS

In August 2002, IP Holdings, LLC ("IPH"), a subsidiary owned by the Company, issued in a private placement $20 million of asset-backed notes secured by intellectual property assets (tradenames, trademarks and license payments thereon). The notes have a 7-year term with a fixed interest rate of 7.93% with quarterly principal and interest payments of approximately $859,000. The notes are subject to a liquidity reserve account of $2.9 million, funded by a deposit of a portion of the proceeds of the notes. The net proceeds of $16.2 million were used to reduce amounts due by the Company under its existing revolving credit facilities. Costs incurred to obtain this financing totaled approximately $2.4 million were deferred and are being amortized over the remaining life of the debt. At June 30, 2005, the unamortized portion of such costs was $1.7 million. As of July 22, 2005, the note has been amended. See Note L.

During the Prior Year Quarter, IPH amended the asset-backed notes whereby it borrowed an additional $3.6 million. The additional borrowing matures in August 2009, with a floating interest rate of LIBOR + 4.45% and quarterly principal and interest payments and $500,000 of interest prepaid at closing. The net proceeds of $2.9 million were used for general working capital purposes. Costs incurred to obtain this financing totaling approximately $179,000 were deferred and are being amortized over the remaining life of the debt. As of July 22, 2005, the note has been amended. See Note L.

See Note G regarding the former financing agreement of Unzipped Apparel, LLC ("Unzipped"), the Company's wholly-owned subsidiary.


NOTE D     EARNINGS PER SHARE

Basic earnings per share includes no dilution and is computed by dividing earnings attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options, warrants and convertible preferred stock. At June 30, 2005, 6.3 million stock options were outstanding under the Company's option plans. As of July 22, 2005, additional options have been issued. See Note L.

The following is a reconciliation of the shares used in calculating basic and diluted earnings per share:

                                                                        Three Months Ended             Six Months Ended,
                                                                      June 30,      July 31,          June 30,    July 31,
                                                                        2005          2004              2005        2004
                                                                  ---------------------------     -------------------------
                                                                                        (000's omitted)
Basic ..........................................................          28,602       26,602         28,516      26,315
Effect of assumed conversions of employee stock options.........           1,645        1,133          1,599       1,007
                                                                  ---------------------------     -------------------------
Diluted ........................................................          30,247       27,735         30,115      27,322
                                                                  ===========================     =========================

NOTE E     INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, ("SFAS 109") "Accounting for Income Taxes." Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, management reviews both positive and negative evidence pursuant to the requirements of SFAS No. 109, including current and historical results of operations, the annual limitation on utilization of net operating loss carry forwards pursuant to Internal Revenue Code section 382, future income projections and the overall prospects of the Company's business. Based upon management's assessment of all available evidence, including the Company's completed transition into a licensing business, net income for fiscal year ended December 31, 2004, estimates of future profitability based on minimum guaranteed royalty revenues from its licensees, and the overall prospects of the Company's business, management concluded in the Current Quarter that it is more likely than not that a portion of previously unrecognized deferred income tax benefits will be realized. Accordingly, the Company released a portion of the related valuation allowance which resulted in an approximately $1.8 million tax benefit for the Current Quarter and Current Six Months.


NOTE F     COMMITMENTS AND CONTINGENCIES

On August 5, 2004, the Company, along with Unzipped, its subsidiary Michael Caruso & Co., Inc. ("Caruso") and IPH (collectively, "Plaintiffs") commenced a lawsuit in the Superior Court of California, Los Angeles County, against Unzipped's former manager, former supplier and former distributor, Sweet Sportswear LLC ("Sweet"), Azteca Production International, Inc. ("Azteca") and Apparel Distribution Services, LLC ("ADS"), and a principal of these entities and former Company Board member, Hubert Guez (collectively, "Defendants"). Plaintiffs amended their Complaint on November 22, 2004. In their Amended Complaint, Plaintiffs allege that Defendants fraudulently induced Plaintiffs to purchase Sweet's 50% interest in Unzipped for an inflated price, Sweet and Azteca committed material breaches of the Management Agreement (defined below) and supply and distribution agreements and Guez materially breached his fiduciary obligations to the Company while a member of the Company's Board of Directors, and seeks damages in excess of $50 million. Additionally, Plaintiffs allege that Defendants have imported, distributed and sold goods bearing the Company's BONGO(R) trademarks in violation of federal and California law. Defendants filed a motion to dismiss certain of the claims asserted in the Amended Complaint, and on February 7, 2005, the Court denied Defendants' motion in its entirety.

On March 10, 2005, Sweet, Azteca and ADS (collectively, "Cross-Complainants") filed an Answer to Plaintiffs' Amended Complaint and a Cross-Complaint against Plaintiffs and the Company's Chief Executive Officer, Neil Cole ("Mr. Cole") (collectively, "Cross-Defendants") seeking compensatory, punitive and exemplary damages and litigation costs, as well as the establishment of a constructive trust for the benefit of the Cross-Complainants. The Cross-Complainants alleged that some or all of the Cross-Defendants breached the Management Agreement and supply and distribution agreements, IPH and Mr. Cole interfered with Sweet's performance under the Management Agreement and the Company, Caruso and Mr. Cole interfered with Cross-Complainants' relationships with Unzipped and caused Unzipped to breach its agreements with Azteca and ADS. Cross-Complainants also alleged that some or all of the Company, Caruso and Mr. Cole fraudulently induced Sweet to sell its 50% interest in Unzipped for a deflated price and enter into an associated 8% Senior Subordinated Note with the principal amount of $11 million (the "Sweet Note").

The Company had previously entered into a management agreement with Sweet (the "Management Agreement") wherein Sweet guaranteed that the net income of Unzipped, as defined, shall be no less than $1.7 million for each year during the term ("the Guarantee"). In the event that the Guarantee was not met, Sweet is obligated to pay the difference between the actual net income, as defined, and the Guarantee ("the Shortfall Payment"). In the Cross-Complaint, the Cross-Complainants alleged that the Company had breached its obligations to Sweet arising under the Sweet Note by, among other things, understating Unzipped's earnings for the fiscal year ended January 31, 2004 and the first three quarters of the fiscal year ended January 31, 2005 for the purpose of causing Unzipped to fall short of the Guarantee for these periods, and improperly offsetting the Shortfall Payment against the Sweet Note. See Note G. Lastly, Cross-Complainants alleged that the understatements in Unzipped's earnings and offsets against the Sweet Note were incorporated into the Company's public filings for the periods identified above, causing the Company to overstate materially its earnings and understate its liabilities for such period with the effect of improperly inflating the public trading price of the Company's common stock.

Cross-Defendants filed a motion to dismiss certain of the claims asserted in the Cross-Complaint, and on June 28, 2005, the Court granted Cross-Defendants' motion in part. On July 22, 2005, Cross-Complainants' amended their Cross-Complaint, omitting their previously asserted claim that some or all of the Company, Caruso and Mr. Cole fraudulently induced Sweet to sell its 50% interest in Unzipped for a deflated price and enter into the Sweet Note. Although the Amended Cross-Complaint no longer seeks relief for this purported fraud, the substance of the allegations remains largely unchanged. Cross-Defendants deny Cross-Complainants' allegations and intend to vigorously defend against the Amended Cross-Complaint.

In January 2002, Redwood Shoe Corporation ("Redwood"), one of the Company's former buying agents of footwear filed a complaint in the United States District Court for the Southern District of New York, alleging that the Company breached various contractual obligations to Redwood and seeking to recover damages in excess of $20 million and its litigation costs. The Company filed a motion to dismiss certain counts of the complaint based upon Redwood's failure to state a claim, in response to which Redwood has filed an amended complaint. The Company also moved to dismiss certain parts of the amended complaint. The magistrate assigned to the matter granted, in part, the Company's motion to dismiss, and this ruling is currently pending before the District Court. The Court has stayed discovery pending a ruling on this motion. The Company intends to vigorously defend the lawsuit, and file counterclaims against Redwood after the District Court rules on the pending motion to dismiss. At June 30, 2005 and April 30, 2004, the payable to Redwood totaled approximately $1.8 million which is subject to any claims, offsets or other deductions the Company may assert against Redwood, and was reflected in "Accounts payable, subject to litigation".

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

NOTE G     UNZIPPED APPAREL, LLC

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

Acquisition:

On April 23, 2002, the Company acquired the remaining 50% interest in Unzipped from Sweet for a purchase price of three million shares of the Company's common stock and $11 million in debt evidenced by the Sweet Note. In connection with the acquisition of Unzipped, the Company filed a registration statement with the SEC for the three million shares of the Company's common stock issued to Sweet, which was declared effective by the SEC on July 29, 2003.

Revolving Credit Agreement:

On February 25, 2003, Unzipped entered into a two-year $25 million credit facility ("the Unzipped Credit Facility") with GE Capital Commercial Services, Inc. ("GECCS" or "the Lender"). Borrowings were limited by advance rates against eligible accounts receivable and inventory balances, as defined. Under the Unzipped Credit Facility, Unzipped could also arrange for letters of credit in an amount up to $5 million. The borrowings bore interest at a rate of 2.25% per annum in excess of the 30 day Commercial Paper rate or 3%, whichever is greater. Borrowings under the Unzipped Credit Facility were secured by substantially all of the assets of Unzipped. In addition, Unzipped had agreed to subordinate its accounts payable to Azteca, ADS and Sweet to GECCS. Unzipped was required to meet a minimum tangible net worth covenant, as defined. At October 31, 2004, the loan had been repaid in full and the borrowing arrangement with GECCS was terminated.

Related Party Transactions:

Prior to August 5, 2004, Unzipped was managed by Sweet pursuant to the Management Agreement, pursuant to which Sweet was obligated to manage the operations of Unzipped in return for, commencing in fiscal year ended January 31, 2004 ("Fiscal 2004"), a management fee based upon certain specified percentages of net income that Unzipped would achieve during the three-year term. In addition, Sweet guaranteed that the net income, as defined, of Unzipped commencing in Fiscal 2004 would be no less than $1.7 million for each year during the term. In the event that the Guarantee was not met, under the Management Agreement, Sweet was obligated to pay to the Company the difference between the actual net income of Unzipped, as defined, and the Guarantee. The Shortfall Payment could be offset against the amounts due under the Sweet Note at the option of either Sweet or the Company.

For the Current Quarter, Unzipped had no operations, as compared to net loss (as defined, for the purpose of determining if the Guarantee had been met) of $312,400 in the Prior Year Quarter. Consequently for the Current Quarter there was no Shortfall Payment, as compared to a Shortfall Payment of $737,400 in the Prior Year Quarter. The Shortfall Payment had been recorded in the consolidated income statements as a reduction of Unzipped's cost of sales (since the majority of Unzipped's operations are with entities under common ownership with Sweet, including all of the purchases of inventory) and on the balance sheet as a reduction of the Sweet Note based upon the right to offset in the Management Agreement.

For the Current Six Months, Unzipped had a net loss (as defined, for the purpose of determining if the Guarantee had been met) of $296,000, as compared to a net loss (as defined, for the purpose of determining if the Guarantee had been met) of $875,400 in the Prior Year Six Months. Consequently for the Current Six Months there was a Shortfall Payment of $438,000, as compared to a Shortfall Payment of $1.7 million in the Prior Year Six Months. The Shortfall Payment had been recorded in the consolidated income statements as a reduction of Unzipped's cost of sales (since the majority of Unzipped's operations were with entities under common ownership with Sweet, including all of the purchases of inventory) and on the balance sheet as a reduction of the Sweet Note based upon the right to offset in the Management Agreement.

As of June 30, 2005, as a net result of the offset of the Shortfall Payment, the balance of the Sweet Note was reduced to $2.8 million and was reflected in "Long-term debt". The Company believes that it is entitled to the full Guarantee of $1.7 million for the fiscal year of Unzipped ended January 31, 2005. For the purpose of computing the Shortfall Payment for financial statement presentation, however, the Company has pro-rated the Guarantee to exclude the portion relating to the period subsequent to August 5, 2004 ($827,000, including $142,000 for the month of January 2005). As a result, the net Shortfall Payment reflected as a reduction of cost of sales in the Current Six Months of $296,000, and the Sweet Note balance of $2.8 million includes the above noted $827,000, pending the outcome of the litigation with Sweet and its affiliates. See Note F. After adjusting for the Shortfall Payment, Unzipped reported a net loss of $37,500 for the Current Six Months and net income of $625,000 in the Prior Year Six Months. Due to the immaterial nature of the related amounts, the net loss of $37,500 from Unzipped has been included in the selling, general and administrative expense in the Company's Condensed Consolidated Income Statements for the Current Six Months.

For each of the quarters ended July 31, October 31, and December 31, 2004, March 31, 2005 and the Current Quarter, the Company did not make an interest payment on the Sweet Note to partially offset the Shortfall Payment due from Sweet. Such interest payment is to be resumed after the Shortfall Payment is satisfied.

Prior to August 5, 2004, there was a distribution agreement between Unzipped and ADS pursuant to which Unzipped paid ADS a per unit fee for warehousing and distribution functions and per unit fee for processing and invoicing orders. The agreement also provided for reimbursement for certain operating costs incurred by ADS and charges for special handling fees at hourly rates approved by Sweet as manager. Prior to August 5, 2004, there was also a supply agreement in effect between Unzipped and Azteca pursuant to which Unzipped paid Azteca cost plus 6% for goods, and was entitled to up to 30 days in which to pay Azteca. Prior to August 5, 2004, Azteca allocated expenses to Unzipped for Unzipped's use of a portion of Azteca's office space, design and production team and support personnel. Unzipped also occupied office space in a building rented by ADS and Commerce Clothing Company, LLC, a related party to Azteca.

On August 5, 2004, Unzipped terminated the Management Agreement with Sweet, the supply agreement with Azteca and the distribution agreement with ADS and commenced a lawsuit against Sweet, Azteca, ADS and Hubert Guez. See Note F.

At June 30, 2005, the Company included in "accounts payable, subject to litigation" amounts due to Azteca and ADS of $847,000 and $2.3 million respectively. See Note F. At July 31, 2004, included in the "due to related parties" were amounts due to Azteca and ADS $2.6 million and $1.8 million respectively.

In a separate transaction concerning Unzipped with Bongo Apparel, Inc. ("BAI"), the amount to due to BAI at June 30, 2005 was $434,000, respectively. BAI is the licensee of the BONGO jeans wear business formerly managed by Sweet and managed the operations of Unzipped following the termination of Sweet as the manager on August 5, 2004.

NOTE H     SEGMENT INFORMATION

The Company identifies operating segments based on, among other things, the way the Company's management organizes the components of its business for purposes of allocating resources and assessing performance. The Company's operations are comprised of two reportable segments: licensing/commission/footwear and apparel. Segment revenues are generated from the royalty income from licensees and the sale of footwear, apparel and accessories through wholesale channels and the Company's retail locations. The Company defines segment income as operating income before interest expense and income taxes. Summarized below are the Company's segment revenues, income (loss) and total assets by reportable segments for the three months and six months ended June 30, 2005 and July 31, 2004.


                                            Licensing/
 (000's omitted)                         Commission/Footwear    Apparel      Consolidated

For three months ended June 30, 2005
Total revenues                                $  4,287     $         -          $  4,287
Segment income (loss)                            1,121               -             1,121
Net interest expense                                                                 400
Income before provision for income taxes                                        $    721

Capital additions                             $     26     $         -          $     26
Depreciation and amortization expenses        $    496     $         -          $    496


For six months ended June 30, 2005
Total revenues                                $  8,587     $        -           $  8,587
Segment income                                   2,401            (38)             2,363
Net interest expense                                                                 845
Income before provision for income taxes                                        $  1,518

Capital additions                             $     26     $         -          $     26
Depreciation and amortization expenses        $    987     $        38          $  1,029

Total assets as of June 30, 2005              $ 26,315     $    31,921          $ 58,236

For three months ended July 31, 2004
Total revenues                                $  7,905     $    20,769          $ 28,674
Segment income                                     763             495             1,258
Net interest expense                                                                 740
Income before provision for income taxes                                        $    518

Capital additions                             $      -     $         4          $      4
Depreciation and amortization expenses        $    456     $       127          $    583

For the six months ended July 31, 2004
Total revenues                                $ 15,770     $    32,129          $ 47,899
Segment income                                   1,056             931             1,987
Net interest expense                                                               1,436
Income before provision for income taxes                                        $    551

Capital additions                             $      -     $         4          $      4
Depreciation and amortization expenses        $    813     $       254          $  1,067

Total assets as of July 31, 2004              $ 28,236     $    46,178          $ 74,414

NOTE I     BADGLEY MISCHKA LICENSING LLC

On October 29, 2004 (the "Closing Date"), the Company acquired the principal assets (the "Purchased Assets") of B.E.M. Enterprise, Ltd. ("BEM"), the holding company for the Badgley Mischka designer business from parent company Escada U.S.A. The purchased assets include the BADGLEY MISCHKA(R) trademark, two existing licenses and the rights to operate the existing Badgley Mischka retail store located on Rodeo Drive in Beverly Hills, California. The purchase price for the transaction was $950,000, (excluding $372,000 of fees and expenses related to the acquisition) which was paid by the Company's issuance of 214,981 shares of the Company's common stock. The purchase price of the Purchased Assets was subject to an upward adjustment in the event that the closing sale price of the Company's common stock on the date which was 180 days after the Closing Date was less than the closing sale price on the Closing Date. No such adjustment to the purchase price was necessary as the closing sales price at April 27, 2005 was $4.95, greater than the closing price of $4.44 on the Closing Date. The Company filed a registration statement with the SEC for the resale of the 214,981 shares of the Company's common stock issued to BEM, which was declared effective by the SEC on December 1, 2004.

Included in cash on the Company's condensed consolidated financial statements is a term deposit in the principal amount of $100,000 which has been pledged as collateral to the landlord of the Badgley Mischka retail store until December 31, 2005 in connection with the leased premises. Unrestricted access to this fund will revert to the Company on January 1, 2006.

The Company was advised in acquisition of the Purchased Assets by UCC Funding Corporation ("UCC"), of which Robert D'Loren, a then director of the Company, is President. In connection with the services provided in the acquisition, Mr. D'Loren, the sole shareholder of UCC, received 50,000 stock options. In addition, UCC will receive a fee of 5% of the gross revenues that the Company derives from the BADGLEY MISCHKA trademark and all derivative trademarks, which right was assigned to Content Holding, which is owned by Mr. D'Loren. In addition, should the Company sell all or substantially all of the acquired assets, UCC will receive a cash payment calculated under a formula based on the sales price

NOTE J - SPECIAL CHARGES

During the quarter ended June 30, 2005, the Company recorded $328,000 of special charges in connection with its litigation related to Unzipped. See Note F. In the Prior Year Quarter, the Company did not record any special charges. In the Current Six Months, the Company recorded $707,000 of special charges in connection with the Unzipped litigation, compared to $99,000 of special charges consisting primarily of legal and professional fees related to transitioning Unzipped's wholesale business into a licensing business in the Prior Year Six Months.

NOTE K     RECENT ACCOUNTING STANDARDS

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

In December 2004, the FASB issued FAS No. 123(R), "Share-Based Payment," an amendment of FASB Statements 123 and 95. FAS No, 123(R) replaced FAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." This statement required companies to recognize the fair value of stock options and other stock-based compensation to employees beginning with fiscal periods beginning after June 15, 2005. During the first quarter of 2005, the Securities and Exchange Commission approved a new rule for public companies which delays the adoption of this standard for an additional six months. This means that the Company will be required to implement FAS No, 123(R) no later than the quarter beginning January 1, 2006. The Company currently measures stock-based compensation in accordance with APB Opinion No. 25, as discussed above. The impact on the company's financial condition or results of operations will depend on the number and terms of stock options outstanding on the date of change, as well as future options that may be granted.

NOTE L     SUBSEQUENT EVENTS

On July 1, 2005, the Company changed its corporate name to Iconix Brand Group, Inc. and its NASDAQ symbol to ICON.

On July 22, 2005, the Company acquired the JOE BOXER (R) brand from Joe Boxer Company, LLC and its affiliates. JOE BOXER is a leading lifestyle brand of apparel, apparel accessories and home goods for men, women, teens and children. The JOE BOXER brand is currently licensed exclusively to Kmart in the United States and internationally to manufacturers in Canada and Europe.

The aggregate purchase price paid was $40.0 million in cash, 4.35 million restricted shares of the Company's common stock and an assumption of a debt payable to a licensee in the amount of approximately $10.7 million. Based on the Company's preliminary assessment of the fair value of the assets acquired, approximately $71.0 million will be assigned to the Joe Boxer trademark to be amortized on a straight-line basis over the useful life of 20 years, approximately $1.1 million will be assigned to licensing contracts to be amortized on a straight-line basis over the remaining contractual period of approximately 29 months, and the balance of purchase price will be allocated to goodwill and subject to test for impairment on an annual basis. These allocations of the purchase price have not been finalized and are subject to refinement. Any adjustments resulting from the finalization of the purchase price allocations will affect the amounts assigned to goodwill.

As part of this acquisition, the Company has employed an individual as Executive Vice President of the Company and President of the Joe Boxer division. As part his compensation, on July 22, 2005, he was granted 1,425,000 stock options of which 225,000 vested immediately and 1,200,000 will vest upon achievement by the Joe Boxer division of certain revenues levels.

Financing for the cash portion of this purchase was obtained through an increase of the asset-backed notes to $63 million (the "Note") in a private placement with IPH. This Note has a fixed interest rate of 8.45% with a 7-year term, secured by the acquired intellectual property as well as by other intellectual properties owned by IPH. See Note C. UCC acted as a financial advisor to IPH in connection with the acquisition.

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

Such factors include, but are not limited to, uncertainty regarding the Company's continued acquisition of new licensees, market acceptance of current products and the ability to successfully develop and market new products particularly in light of rapidly changing fashion trends, the impact of supply and manufacturing constraints or difficulties relating to the Company's licensees' dependence on foreign manufacturers and suppliers, uncertainties relating to customer plans and commitments, the ability of licensees to successfully market and sell branded products, competition, uncertainties relating to economic conditions in the markets in which the Company's licensees operate, the ability to hire and retain key personnel, the ability to obtain capital if required, the risks of litigation and regulatory proceedings, the risks of uncertainty of trademark protection, the uncertainty of marketing and licensing acquired trademarks and other risks detailed in this report and in the Company's other SEC filings, and uncertainty associated with the impact on the Company in relation to recent events discussed above in this report.

The words "believe", "expect", "anticipate", "seek" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date the statement was made.

General Introduction. The Company is in the business of licensing and marketing intellectual property. The Company currently owns four brands, CANDIE'S (R), BONGO (R), JOE BOXER (R) and BADGLEY MISCHKA (R), which it licenses to third parties for use in connection with a variety of apparel, footwear, and fashion products. The Company also arranges through its wholly-owned subsidiary Bright Star Footwear, Inc. ("Bright Star") for the manufacture of footwear products for mass market and discount retailers under the private label brand of the retailer.

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

In December, 2004, the Company changed its fiscal year end from January 31 to December 31, effective for the period ending December 31, 2004. As a result, the end of the Current Quarter and the Current Six Months do not coincide with the three months ("Prior Year Quarter") and six months ("Prior Year Six Months") ended July 31, 2004. The financial statements included herein are for the Current Quarter and Current Six Months, and they are compared with the Prior Year Quarter and Prior Year Months. The Company has not recast the Prior Year Quarter and Prior Year Six Months to coincide with the Current Quarter and Current Six Months as management believes that such recasting is not cost justified and does not materially affect the relative comparability of the data presented herein.

Beginning January 2005, the Company changed its business practices with respect to Bright Star, which resulted in a change in revenue recognition. Bright Star is now acting as an agent, therefore, only net commission revenue is recognized.

As a result of the Company's transition to a licensing business, and to a lesser extent, its change in fiscal year end and the change in its Bright Star revenue reporting, the Company's operating results are not comparable to prior years. Further, since it is anticipated that there will be no revenue other than licensing and commission revenue going forward, the results for the remaining quarters for the year ending December 31, 2005 are also expected to be non-comparable to the corresponding prior year's quarters.

Seasonal and Quarterly Fluctuations. The Company's results may fluctuate quarter to quarter as a result of its licensees' businesses as well as a result of holidays, weather, the timing of product shipments, market acceptance of the Company products, the mix, pricing and presentation of the products offered and sold, the hiring and training of personnel, the timing of inventory write downs, fluctuations in the cost of materials, the mix between wholesale and licensing businesses, and the incurrence of operating costs beyond the Company's control as may be caused by general economic conditions, and other unpredictable factors such as the action of competitors. Accordingly, the results of operations in any quarter will not necessarily be indicative of the results that may be achieved for a full fiscal year or any future quarter.

In addition, the timing of the receipt of future revenues could be impacted by the recent trend among retailers in the fashion industry to order goods closer to a particular selling season than they have historically done so. The Company continues to seek to expand and diversify its product lines under license to help reduce the dependence on any particular product line and lessen the impact of the seasonal nature of its business. The success of the Company, however, will still largely remain dependent on its ability to contract with and retain key licensees, its licensee's ability to predict accurately upcoming fashion trends among its customer base, to build and maintain brand awareness and to fulfill the product requirements of the retail channel within the shortened timeframe required. Unanticipated changes in consumer fashion preferences, slowdowns in the United States economy, changes in the prices of supplies, consolidation of retail establishments, among other factors noted herein, could adversely affect the Company's future operating results. The Company's products are marketed primarily for Fall and Spring seasons.

Effects of Inflation. The Company does not believe that the relatively moderate rates of inflation experienced over the past few years in the United States, where it primarily competes, have had a significant effect on revenues or profitability.

Summary of Operating Results:

The Company had net income of $2.5 million and $3.3 million, respectively, for the Current Quarter and Current Six Months ended June 30, 2005, compared to net income of $518,000 and $551,000, respectively, for the Prior Year Quarter and Prior Year Six Months.

The Company's operating income was $1.1 million and $2.4 million for the Current Quarter and the Current Six Months, respectively, compared to operating income of $1.3 million and $2.0 million in the comparable prior year periods, respectively.

Results of Operations

For the three months ended June 30, 2005

Revenues. During the Current Quarter, consolidated net revenues decreased by $24.4 million to $4.3 million from $28.7 million in the Prior Year Quarter. As a result of the Company licensing its jeans wear business in August 2004, there were no reportable jeans wear sales in the Current Quarter as compared to $20.8 million in the Prior Year Quarter and there will be no jeans wear sales for the remainder of the fiscal year ending December 31, 2005 and thereafter. Further, due to a change in revenue recognition resulting from its change of business practice beginning January 2005, Bright Star recorded only the net commission earned on such transactions in the Current Quarter and will continue to do so in the future. As a result there was $512,000 in commission revenue and no sales recorded in the Current Quarter for Bright Star, as compared to $5.8 million in sales and $554,000 in gross profit in the Prior Year Quarter.

Licensing and commission revenue increased $1.6 million, or 62% to $4.3 million in the Current Quarter from $2.6 million in the Prior Year Quarter. The increase was due primarily to revenue generated by new licenses as the Company transitioned from an operating business to a licensing business, and $512,000 commission revenue from Bright Star as mentioned above.

Gross Profit. Consolidated gross profit decreased by $1.6 million to $4.3 million in the Current Quarter from $5.9 million in the Prior Year Quarter. There was no reportable gross profit from Unzipped's wholesale jeans wear sales in the Current Quarter, as compared to $3.3 million in the Prior Year Quarter. Unzipped's gross profit in the Prior Year Quarter included $737,000 adjustment from the Shortfall Payment. See Note F to Notes to Condensed Consolidated Financial Statements. As previously discussed above, Bright Star's gross profit decreased from $554,000 in the Prior Year Quarter to $512,000 in the Current Quarter.

Operating Expenses. During the Current Quarter, consolidated selling, general and administrative expenses decreased by $1.8 million to $2.8 million from $4.6 million in the Prior Year Quarter. No net income or loss was included in the consolidated selling, general and administrative expenses from Unzipped's operations, as compared to $2.8 million in the Prior Year Quarter as the Company completed its transition of the jeans wear business into a licensing business. See Liquidity and Capital Resources - Matters Pertaining to Unzipped and Note F of Notes to Condensed Consolidated Financial Statements. Operating expense in the Company's licensing division increased by $530,000 to $2.1 million in the Current Quarter, from $1.6 million in the Prior Year Quarter. Operating expense in Bright Star slightly increased by $13,000 to $270,000 in the Current Quarter, from $257,000 in the Prior Year Quarter. Offsetting the decline in selling, general and administrative expenses in the Current Quarter was $422,000 of expenses related to the activities of the Company's Badgely Mischka subsidiary, which was acquired in October 2004.

In the Current Quarter, the Company's special charges included $328,000 of legal fees incurred by the Company relating to litigation involving Unzipped. No special charges were recorded in the Prior Year Quarter. See Note F of Notes to Condensed Consolidated Financial Statements.

Interest Expense - Net. Interest expense decreased by $340,000 in the Current Quarter to $400,000 (net of interest income of $21,000), compared to $740,000 in the Prior Year Quarter. Included in interest expense in the Current Quarter was $38,000 from the Sweet Note as compared to $165,000 in the Prior Year Quarter. The decrease is due to a lower average outstanding borrowing as the Sweet Note is reduced as a result of the application of Shortfall Payments. See Note F of Notes to the Consolidated Condensed Financial Statements. Interest expense in the Current Quarter associated with the asset backed notes issued by IPH was $383,000, as compared to $391,000 in the Prior Year Quarter. This decrease was due primarily to the decreasing principal balance as the Company was making payment each quarter. Also included in interest expense in the Prior Year Quarter was $182,000 from Unzipped's activities, with no comparable amount in the Current Quarter.

Income Tax Provision (Benefit). A provision for $10,000 for minimum taxes was recorded in the Current Quarter. A non-cash tax benefit of $1.8 million was recognized by reducing the valuation allowance in the Current Quarter based on the Company's reasonable projection of future taxable income, which provides sufficient evidence to support realization of the unreserved portion of a tax benefit related to the Company's NOLs. There was no tax expense on income reported for Prior Year Quarter, due to a reduction in the deferred tax valuation reserve, which offsets the income tax provision. See Note E of Notes to Condensed Consolidated Financial Statements.

Net Income. The Company recorded net income of $2.5 million, compared to $518,000 in the Prior Year Quarter, resulting from the factors noted above

For the six months ended June 30, 2005

Revenues. During the Current Six Months, consolidated net revenues decreased by $39.3 million to $8.6 million from $47.9 million in the Prior Year Six Months.

As a result of the Company licensing its jeans wear business in August 2004, there were no reportable jeans wear sales in the Current Six Months as compared to $32.1 million in the Prior Year Six Months and there will be no jeans wear sales for the remainder of the fiscal year ending December 31, 2005 and thereafter. Further, due to a change in revenue recognition resulting from its change of business practice beginning January 2005, Bright Star recorded only the net commission earned on such transactions in the Current Six Months and will continue to do so in the future. As a result there was $844,000 in commission revenue and no sales recorded in the Current Six Months for Bright Star, as compared to $11.7 million in sales and $1.0 million in gross profit in the Prior Year Six Months.

Licensing and commission revenue increased $3.5 million, or 70% to $8.6 million in the Current Six Months from $5.1 million in the Prior Year Six Months. The increase was due primarily to revenue generated by new licenses as the Company transitioned from an operating business to a licensing business, and $844,000 commission revenue from Bright Star as mentioned above.

Gross Profit. Consolidated gross profit decreased by $2.2 million to $8.6 million in the Current Six Months from $10.8 million in the Prior Year Six Months. There was no reportable gross profit from Unzipped's wholesale jeans wear sales in the Current Six Months as compared to $5.8 million in the Prior Year Six Months. Unzipped's gross profit in the Prior Year Six Months included $1.7 million adjustment from the Shortfall Payment. See Note F to Notes to Condensed Consolidated Financial Statements. As previously discussed above, Bright Star's gross profit decreased from $1.0 million in the Prior Year Six Months to $844,000 in the Current Six Months.

Operating Expenses. During the Current Six Months, consolidated selling, general and administrative expenses decreased by $3.2 million to $5.5 million from $8.7 million in the Prior Year Six Months. Included in the consolidated selling, general and administrative expenses were $37,500 of Unzipped's net loss, as compared to $4.8 million of expenses in the Prior Year Six Months as the Company completed its transition of the jeans wear business into a licensing business. See Matters Pertaining to Unzipped and Note F of Notes to Condensed Consolidated Financial Statements. Operating expense in the Company's licensing division increased by $681,000 to $4.1 million in the Current Six Months, from $3.4 million in the Prior Year Quarter. Operating expense in Bright Star slightly increased by $5,000 to $505,000 in the Current Six Months, from $500,000 in the Prior Year Six Month. Offsetting the decline in selling, general and administrative expenses in the Current Quarter was $899,000 of expenses related to the activities of the Company's Badgely Mischka subsidiary which was acquired in October 2004

In the Current Six Months, the Company's special charges included $707,000 of legal fees incurred by the Company relating to litigation involving Unzipped, compared to $99,000 of legal professional fees related to transitioning Unzipped's wholesale business into a licensing business in the Prior Year Six Months. See Note F of Notes to Condensed Consolidated Financial Statements.

Interest Expense - Net. Interest expense decreased by $591,000 in the Current Six Months to $845,000 (net of interest income of $35,000), compared to $1.4 million in the Prior Year Six Months. Included in interest expense in the Current Six Months was $76,000 from the Sweet Note as compared to $368,000 in the Prior Year Six Months. The decrease is due to a lower average outstanding borrowing as the Sweet Note is reduced as a result of the application of Shortfall Payments. See Note F of Notes to the Consolidated Condensed Financial Statements. Interest expense in the Current Six Months associated with the asset backed notes issued by IPH was $805,000 as compared to $758,000 in the Prior Year Quarter. This increase was due primarily to the additional $3.6 million borrowing in April 2004, partially offset by the decreasing principal balance as the Company was making payment each quarter. Also included in interest expense in the Prior Year Six Months was $305,000 from Unzipped's activities, with no comparable amount in the Current Six Months.

Income Tax Provision (Benefits). A provision for $20,000 for minimum taxes was recorded in the Current Six Months. A non-cash tax benefit of $1.8 million was recognized by reducing the valuation allowance in the Current Six Months based on the Company's reasonable projection of future taxable income, which provides sufficient evidence to support realization of the unreserved portion of a tax benefit related to the Company's NOLs. There was no tax expense on income reported for Prior Year Six Months, due to a reduction in the deferred tax valuation reserve, which offsets the income tax provision. See Note E of Notes to Condensed Consolidated Financial Statements.

Net Income. The Company recorded net income of $3.3 million in the Current Six Months, compared to $551,000 in the Prior Year Six Months, as a result of the factors noted above.

Liquidity and Capital Resources

Working Capital.

At June 30, 2005, the current ratio of assets to liabilities was 0.69 to 1 as compared to 0.62 to 1 at December 31, 2004 and 0.97 to 1 at July 31, 2004. Included in current liabilities at June 30, 2005 were $4.9 million of accounts payables that are subject to litigation.

The Company continues to rely upon cash generated from operations, especially licensing and commission activity to finance its operations. Net cash provided from operating activities totaled $2.6 million in the Current Six Months, as compared to $6.5 million of net cash used in the Prior Year Six Months. The Company believes that such cash from operations will be sufficient to satisfy its anticipated working capital requirements for the foreseeable future.

Capital Expenditures.

There were $26,000 capital expenditures in the Current Six Months, as compared to $4,000 for the Prior Year Six Months.

Matters Pertaining to Unzipped.

On April 23, 2002, the Company acquired the remaining 50% interest in Unzipped from Sweet for three million shares of the Company's common stock and $11 million in debt evidenced by the Sweet Note. See Note G of Notes to Condensed Consolidated Financial Statements. Pursuant to the Management Agreement which was terminated on August 5, 2005, Sweet was obligated to pay any Shortfall under the Guarantee and the Shortfall Payment was offset against the Sweet Note.

For the Current Six Months, Unzipped had a net loss (as defined, for the purpose of determining if the Guarantee had been met) of $296,000, as compared to net loss (as defined, for the purpose of determining if the Guarantee had been met) of $875,400 in the Prior Year Six Months. Consequently for the Current Six Months there was a Shortfall Payment of $438,000, as compared to a Shortfall Payment of $1.7 million in the Prior Year Six Months. The Shortfall Payment had been recorded in the consolidated income statements as a reduction of Unzipped's cost of sales (since the majority of Unzipped's operations are with entities under common ownership with Sweet, including all of the purchases of inventory) and on the balance sheet as a reduction of the Sweet Note based upon the right to offset in the Management Agreement.

As of June 30, 2005, as a net result of the offset of the Shortfall Payments, the balance of the Sweet Note was reduced to $2.8 million and was reflected in "Long-term debt". The Company believes that it is entitled to the full Guarantee of $1.7 million for the fiscal year of Unzipped ended January 31, 2005. For the purpose of computing the Shortfall Payment for financial statement presentation, however, the Company has pro-rated the Guarantee to exclude the portion relating to the period subsequent to August 5, 2004 ($827,000, including $142,000 for the month of January 2005). As a result, the net Shortfall Payment reflected as a reduction of cost of sales in the Current Six Months of $296,000, and the Sweet Note balance of $2.8 million includes the above noted $827,000, pending the outcome of its litigation with Sweet and its affiliates. See Note F of Notes to Condensed Consolidated Financial Statements. After adjusting for the Shortfall Payments, Unzipped reported a net loss of $37,500 for the Current Six Months and net income of $625,000 in the Prior Year Six Months. Due to the immaterial nature of the related amounts, the net loss of $37,500 from Unzipped has been included in the selling, general and administrative expense in the Company's Condensed Consolidated Income Statements for the Current Six Months.

For each of the quarters ended July 31, October 31, and December 31, 2004, March 31, 2005 and the Current Quarter, the Company did not make an interest payment on the Sweet Note to partially offset the Shortfall Payments due from Sweet. Such interest payment is to be resumed after the Shortfall Payment is satisfied.

Revolving Credit Facilities

On February 25, 2003 Unzipped entered into a two-year $25 million credit facility ("the Unzipped Credit Facility") with GE Capital Commercial Services, Inc. ("GECCS"). Borrowings under the Unzipped Credit Facility were limited by advance rates against eligible accounts receivable and inventory balances, as defined. Under the Unzipped Credit Facility, Unzipped could also arrange for letters of credit in an amount up to $5 million. The borrowings bore interest at a rate of 2.25% per annum in excess of the 30 day Commercial Paper rate or 3%, whichever is greater. The Unzipped Credit Facility was terminated on October 31, 2004.

Bond Financing

In August 2002, IPH, a subsidiary indirectly owned by the Company, issued in a private placement $20 million of asset-backed notes secured by intellectual property assets (tradenames, trademarks and license payments thereon). The notes have a 7-year term with a fixed interest rate of 7.93% with quarterly principal and interest payments of approximately $859,000. The notes are subject to a liquidity reserve account of $2.9 million, funded by a deposit of a portion of the proceeds of the notes. The net proceeds of $16.2 million were used to reduce amounts due by the Company under its existing revolving credit facilities. Costs incurred to obtain this financing totaled approximately $2.4 million which have been deferred and are being amortized over the life of the debt.

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

As of July 22, 2005, the notes have been amended through an increase of the asset-backed note to $63 million (the "Note") in the private placement with IPH. This Note has a fixed interest rate of 8.45% with a 7-year term, secured by the acquired Joe Boxer intellectual property as well as by other intellectual properties owned by IPH.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

As a result of the Company's credit facilities, the Company was exposed to the risk of rising interest rates. The following table provides information on the Company's fixed maturity debt as of June 30, 2005 that was sensitive to changes in interest rates.

 The IPH's additional assets-backed notes had an average interest
 rate of 7.22% for the three month period ended March 31, 2005      $3.1 million

As of July 22, 2005, the note has been amended. See Notes C and L of Notes to Condensed Consolidated Financial Statements.

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

The principal executive officer and principal financial officer also conducted an evaluation of internal control over financial reporting ("Internal Control") to determine whether any changes in Internal Control occurred during the quarter ended June 30, 2005 that have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, there has been no such change during the quarter ended June 30, 2005.







PART II.  Other Information


Item 1.  Legal Proceedings

See Note E of Notes to Condensed Consolidated Financial Statements.


Item 6.  Exhibits

         3.1  Certificate of Corporation

         10.1 Common Stock Purchase Warrant issued to UCC Consulting Corporation

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


                                                    Iconix Brand Group, Inc.
                                              ----------------------------------
                                                         (Registrant)


Date     August 10, 2005                      /s/ Neil Cole
         -----------------------              ----------------------------------
                                              Neil Cole
                                              Chairman of the Board, President
                                              And Chief Executive Officer
                                              (on Behalf of the Registrant)

Date     August 10, 2005                      /s/ Warren Clamen
         -----------------------              ----------------------------------
                                              Warren Clamen
                                              Chief Financial Officer