Form 10-Q
period 2005-09-30
ICONIX BRAND GROUP, INC.
filed 2005-11-14
CIK 857737

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                      ------------------------------------

                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 2005

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From ________ to ________.


                         Commission file number 0-10593



                            ICONIX BRAND GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                    11-2481903
--------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)



      1450 Broadway, New York, NY                               10018
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


Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act) Yes____      No. _X__

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.001 Par Value - 35,474,116 shares as of November 3, 2005

                                      INDEX

                                    FORM 10-Q

                    Iconix Brand Group, Inc. and Subsidiaries

                                                                                                      Page No.
                                                                                                     -----------
Part I.  Financial Information

Item 1.  Financial Statements - (Unaudited)


         Condensed Consolidated Balance Sheets - September 30, 2005 and December 31, 2004...............   3

         Condensed Consolidated Income Statements - Three and Nine Months Ended
               September 30, 2005 and October 31, 2004..................................................   4

         Condensed Consolidated Statement of Stockholders' Equity - Nine Months Ended
               September 30, 2005.......................................................................   5

         Condensed Consolidated Statements of Cash Flows - Nine Months Ended
               September 30, 2005 and October 31, 2004..................................................   6

         Notes to Condensed Consolidated Financial Statements...........................................   7


Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
               Operations...............................................................................  18

Item 3.   Quantitative and Qualitative Disclosures about Market Risk....................................  24

Item 4.   Controls and Procedures.......................................................................  24


Part II. Other Information..............................................................................

Item 1.   Legal Proceedings.............................................................................  24
Item 4.   Submission of Matters to a Vote of Security-Holders...........................................  24
Item 6.   Exhibits......................................................................................  25






Signatures   ...........................................................................................  26


Part I.  Financial Information

Item 1. FINANCIAL STATEMENTS-(Unaudited)

Iconix Brand Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

                                                                                  September 30,    December 31,
                                                                                      2005              2004
                                                                                   ----------        ----------
                                                                                   (Unaudited)
Assets                                                                           (000's omitted, except par value)

Current Assets
    Cash...............................................................              $  7,407          $   798
    Restricted-use cash................................................                12,000                -
    Accounts receivable, net...........................................                 7,387            2,239
    Due from factors, net..............................................                     -            3,865
    Due from affiliate.................................................                   455              227
    Inventories........................................................                     -              279
    Deferred income taxes..............................................                 4,440            1,549
    Prepaid advertising and other......................................                 1,506              670
                                                                                      -------          -------
Total Current Assets...................................................                33,195            9,627

Property and equipment, at cost:
    Furniture, fixtures and equipment..................................                 1,612            1,638
    Less: Accumulated depreciation and amortization....................                 1,398            1,292
                                                                                      -------          -------
                                                                                          214              346
Other assets:
    Restricted-use cash................................................                 4,610            2,900
    Goodwill...........................................................                32,166           25,241
   Intangibles, net....................................................               139,515           16,591
    Deferred financing costs, net......................................                 3,745            2,149
    Deferred income taxes..............................................                 5,082            2,073
    Other..............................................................                 1,107            1,233
                                                                                      -------          -------
                                                                                      186,225           50,187
                                                                                      -------          -------
Total Assets...........................................................             $ 219,634         $ 60,160
                                                                                      =======          =======

Liabilities and Stockholders' Equity

Current Liabilities:
    Accounts payable and accrued expenses..............................              $  3,887        $   4,284
    Accounts payable, subject to litigation............................                 4,886            4,886
    Due to related parties.............................................                     -            2,465
    Current portion of deferred revenue.............................                    1,354            1,413
    Debt to be repaid with restricted-use cash......................                   12,000                -
    Current portion of long-term debt...............................                   16,002            2,563
                                                                                      -------          -------
Total Current Liabilities..............................................                38,129           15,611
                                                                                      -------          -------

Deferred revenue.......................................................                    91              366
Long-term liabilities..................................................                89,164           19,925

Contingencies..........................................................                     -                -

Stockholders' Equity
    Common stock, $.001 par value - shares authorized 75,000; shares issued
         35,422 at September 30, 2005 and 28,293 issued
         at December 31, 2004..........................................                    36               29
    Additional paid-in capital.........................................               135,682           76,154
    Accumulated deficit................................................              (42,801)         (51,258)
   Treasury stock - 198 shares at cost.................................                 (667)            (667)
                                                                                      -------          -------
Total Stockholders' Equity.............................................                92,250           24,258
                                                                                      -------          -------

Total Liabilities and Stockholders' Equity.............................              $219,634        $  60,160
                                                                                      =======          =======

See Notes to Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries


Condensed Consolidated Income Statements
 (Unaudited)

                                                             Three Months Ended                      Nine Months Ended
                                                        September 30,      October 31,      September 30,      October 31,
                                                        -------------     ------------      -------------    --------------
                                                            2005              2004              2005            2004
                                                                (000's omitted, except per share data)

Net sales.............................................   $          -           $9,950      $          -          $52,798
Licensing and commission revenue......................          9,205            3,454            17,792            8,505
                                                        -------------     ------------      -------------    --------------
Net revenues..........................................          9,205           13,404            17,792           61,303

Cost of goods sold (net of recovery pursuant to
  an agreement of $3,459 and $5,184 in the three
  and nine months ended in 2004, respectively)........              -            7,320                 -           44,383
                                                        -------------     ------------      -------------    --------------
Gross profit..........................................          9,205            6,084            17,792           16,920

Operating expenses:
Selling, general and administrative expenses (net of
  recovery pursuant to an agreement of $0 and $296 in
  the three and nine months ended in
  2005, respectively).................................          3,868            4,824             9,385           13,574
Special charges.......................................            289                -               996               99
                                                        -------------     ------------      -------------    --------------
                                                                4,157            4,824            10,381           13,673
                                                        -------------     ------------      -------------    --------------

Operating income......................................          5,048            1,260             7,411            3,247

Interest expense - net................................          1,289              657             2,134            2,093
                                                        -------------     ------------      -------------    --------------

Income before income taxes............................          3,759              603             5,277            1,154

Income tax benefits - net.............................        (1,400)                -           (3,180)                -
                                                        -------------     ------------      -------------    --------------

Net income ..........................................        $  5,159          $   603         $   8,457       $    1,154
                                                         ============     =============     =============    ==============


Earnings per common share:
         Basic.......................................       $    0.16          $  0.02         $    0.28         $   0.04
                                                         ============     =============     =============    ==============
         Diluted.....................................       $    0.14          $  0.02         $    0.26         $   0.04
                                                         ============     =============     =============    ==============

Weighted average number of common shares outstanding:
         Basic.......................................          32,501           27,264            29,859           26,633
                                                         ============     =============     =============    ==============
         Diluted.....................................          36,654           29,462            33,071           28,037
                                                         ============     =============     =============    ==============


See Notes to Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)

Nine Months Ended September 30, 2005
(000's omitted)

                                                                  Additional
                                                 Common Stock       Paid-In    Accumulated  Treasury
                                               Shares    Amount     Capital      Deficit      Stock      Total
                                       -----------------------------------------------------------------------------
Balance at January 1, 2005                     28,293  $     29     $ 76,154   $ (51,258)     $ (667)   $ 24,258
Issuance of common stock to directors ....         17        --          110           --          --        110
Issuance of common stock related to
    acquisition of Joe Boxer (R)..........      4,350         4       36,232           --          --     36,236
Issuance of common stock related to
    acquisition of Rampage (R)............      2,171         2       20,148           --          --     20,150
Exercise of stock options.................        591         1        1,289           --          --      1,290
Warrants granted to non-employees related
    to acquisitions.......................         --        --        1,576           --          --      1,576
Options granted to non-employees - other..         --        --          173           --          --        173
Net income................................         --        --           --        8,457          --      8,457
                                       -----------------------------------------------------------------------------
Balance at September 30, 2005                  35,422  $     36     $135,682   $ (42,801)     $ (667)   $ 92,250
                                       =============================================================================









See Notes to Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                                                    Nine Months Ended
                                                                                ------------------------
                                                                              September 30,    October 31,
                                                                                   2005           2004
                                                                               -----------     -----------
                                                                                    (000's omitted)
OPERATING ACTIVITIES:
Net cash provided by operating activities..................................    $     5,627      $   4,831
                                                                               -----------     -----------
INVESTING ACTIVITIES:
     Purchases of property and equipment...................................            (26)           (31)
     Purchases of trademarks...............................................           (247)             -
     Acquisition of Joe Boxer..............................................        (40,100)             -
     Acquisition of Rampage................................................        (25,850)             -
                                                                               -----------     -----------

Net cash used in investing activities......................................        (66,223)           (31)
                                                                               -----------     -----------

FINANCING ACTIVITIES:
        Proceeds from long - term debt.....................................         85,489          3,600
        Increase in debt to be repaid with restricted-use cash.............        (12,000)             -
        Increase in restricted cash .......................................         (1,710)             -
        Repayment of long - term debt......................................         (1,430)        (1,869)
        Repayment of loans from related party..............................         (2,465)         1,711
        Prepaid interest expense - long term...............................              -           (500)
        Deferred financing costs...........................................         (1,968)            24
        Proceeds from common stock issuance................................              -          2,184
        Proceeds from exercise of stock options............................          1,289            723
        Revolving notes payable - bank.....................................              -        (12,775)
                                                                               -----------     -----------

Net cash (used in) provided by financing activities........................         67,205         (6,902)
                                                                               -----------     -----------


INCREASE (DECREASE) IN CASH................................................          6,609         (2,102)
Cash at beginning of period................................................            798          2,794
                                                                               -----------     -----------
Cash at end of period......................................................     $    7,407       $    692
                                                                               ===========     ===========


Supplemental disclosure of cash flow information:
     Cash paid for interest................................................         $1,219       $  2,225
                                                                               ===========     ===========
     Value of common stock issued as partial consideration in the
     acquisition of Joe Boxer..............................................        $36,236       $      -
                                                                               ===========     ===========
     Assumption of the K Mart loan related to the acquisition of
        Joe Boxer..........................................................        $10,798       $      -
                                                                               ===========     ===========
     Value of common stock issued as partial consideration in the
     acquisition of Rampage................................................        $20,150       $      -
                                                                               ===========     ===========

See Notes to Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Unaudited)

September 30, 2005

NOTE A     BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month ("Current Quarter") and nine month period ("Current Nine Months") ended September 30, 2005 are not necessarily indicative of the results that may be expected for a full fiscal year.

In December, 2004, the Company changed its fiscal year end from January 31 to December 31, effective for the period ending December 31, 2004. As a result, the end of the Current Quarter and the Current Nine Months do not coincide with the three months ("Prior Year Quarter") and Nine Months ("Prior Year Nine Months") ended October 31, 2004. The financial statements included herein are for the Current Quarter and Current Nine Months, and they are compared with the Prior Year Quarter and Prior Year Nine Months. The Company has not recast the Prior Year Quarter and Prior Year Nine Months to coincide with the Current Quarter and Current Nine Months as management believes that such recasting does not materially affect the relative comparability of the data presented herein.

Beginning January 2005, the Company changed its business practices with respect to Bright Star Footwear, Inc ("Bright Star"), a subsidiary of the Company, which resulted in a change in revenue recognition for the Current Quarter and Current Nine Months. Bright Star now acts as an agent, therefore only net commission revenue is recognized commencing January 1, 2005. As a result there was $820,000 in commission revenue and no sales recorded in the Current Quarter for Bright Star, as compared to $7.3 million in sales and $729,000 in gross profit in the Prior Year Quarter. In the Current Nine Months there was $1.7 million in commission revenue and no sales recorded for Bright Star, as compared to $19.1 million in sales and $1.8 million in gross profit in the Prior Year Nine Months.

Effective July 1, 2005 the Company had a change in estimate of the useful lives of the Candie's(R) and Bongo(R) trademarks to indefinite life. When acquired in 1981, the Candie's trademark was estimated to have a useful life of 20 years. Bongo, acquired in 1998 was also estimated at that time to have a useful life of 20 years. In arriving at the conclusion to use an indefinite life management considered the following elements of the Company's evolving business and use of the Candies and Bongo trademarks.

During the first half 2005, the Company fully completed the transition into a licensing company. As a result of this new business model, the Company has focused on expanding the use and value of the Candie's and Bongo names. The Candie's brand has been licensed to Kohl's Department Stores ("Kohl's". Kohl's is a trademark of Kohl's Illinois, Inc.), one of the largest retailers in the United States to become their exclusive junior lifestyle brand. In July of 2005, Candie's launched in all 670 Kohl's doors in over 18 product categories, including shoes, junior apparel, handbags, innerwear, cold weather accessories, legwear, fragrances, jewelry, sleepwear, knits, optical, activewear, special sizes and children's. In 2006 Kohl's will add home accessories, fragrance, swimwear and sunglasses. Similarly, the Bongo brand has been expanded from a predominantly jeans wear brand, to broad variety of products, including tops, footwear, knitwear, watches, handbags, optical, accessories, swim, intimate apparel, outerwear, belts, jewelry, children's apparel and men's apparel.

Brand recognition for both of these brands is very high and the Company expects it to grow in the future. Candie's is being aggressively marketed by Kohl's on television, in consumer magazines, in their newspaper circulars, on the Internet and via direct mail. The already high awareness of the Candie's brand is growing driven by Kohl's vast media reach and it is quickly developing a loyal base of consumers within Kohl's. Bongo's brand awareness has been on the rise driven by its transformation into a lifestyle brand with the launch of new categories including outerwear, watches, jewelry, eyewear and young men's apparel.

Based upon the history of both brands, the modification in use of these brands from a manufacturing and distribution emphasis to one of only licensing, the recent expansion of both brands into a broad range of lifestyle categories, and the strong brand awareness, the Company believes it is reasonable to anticipate the future use of these trademarks over an indefinite period. The impact of this change in estimate for both the third quarter and nine months ended September 30, 2005, is a reduction in amortization expense relating to the Candie's and Bongo trademarks totaling $232,500.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2004.

NOTE B     STOCK OPTIONS

Pursuant to a provision in SFAS No. 123(R), "Accounting for Stock-Based Compensation", the Company has elected to continue using the intrinsic-value method of accounting for stock options granted to employees in accordance with Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees." Accordingly, the compensation cost for stock options has been measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount the employee must pay to acquire the stock. Under this approach, the Company only recognizes compensation expense for stock-based awards to employees for options granted at below-market prices, with the expense recognized over the vesting period of the options. See Note M.

The stock-based employee compensation cost that would have been included in the determination of net income if the fair value based method had been applied to all awards, as well as the resulting pro forma net income and earnings per share using the fair value approach, are presented in the following table. The pro forma adjustments for compensation cost have not been offset by a related income tax benefit, consistent with the manner in which the Company currently records its provision for income taxes. These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years.

         (000's omitted except per share data)               Three Months Ended            Nine Months Ended
                                                             ------------------            ------------------
                                                        September 30,   October 31,    September 30,   October 31,
                                                            2005           2004            2005           2004
                                                       --------------  -------------  -------------  --------------
         Net income - as reported                             $ 5,159       $    603       $  8,457    $      1,154
         Deduct: Stock-based employee compensation
                   determined under the fair value based
                   method                                     (1,209)          (447)        (3,649)         (1,341)
                                                       --------------  -------------  -------------  --------------
              Pro forma net income (loss)                     $ 3,950       $    156       $  4,808       $   (187)
                                                       ==============  =============  =============  ==============

         Basic earnings (loss) per share:
              As reported                                     $  0.16        $  0.02      $    0.28       $    0.04
                                                       ==============  =============  =============  ==============
              Pro forma                                       $  0.12        $  0.01      $    0.16        $ (0.01)
                                                       ==============  =============  =============  ==============

         Diluted earnings (loss) per share:
              As reported                                     $  0.14        $  0.02      $    0.26       $    0.04
                                                       ==============  =============  =============  ==============
              Pro forma                                       $  0.11        $  0.01      $    0.15        $ (0.01)
                                                       ==============  =============  =============  ==============


NOTE C     FINANCING AGREEMENTS

In August 2002, IP Holdings, LLC ("IPH"), a subsidiary of the Company, issued in a private placement $20 million of asset-backed notes secured by intellectual property assets (trade names, trademarks, license agreements and payments and proceeds with respect thereto) of IPH. The notes had a 7-year term with a fixed interest rate of 7.93% with quarterly principal and interest payments of approximately $859,000. After funding a liquidity reserve account in the amount of $2.9 million, the net proceeds of the notes ($16.2 million) were used by the Company to reduce amounts due by the Company under its then-existing revolving credit facilities. In April 2004, IPH issued an additional $3.6 million in subordinated asset-backed notes secured by its intellectual property assets. The additional borrowing had a maturity date of August 2009, with a floating interest rate of LIBOR + 4.45% and quarterly principal and interest payments and $500,000 of interest prepaid at closing. The net proceeds of $2.9 million were used by the Company for general working capital purposes. As of July 22, 2005, the total principal on these notes was approximately $17.5 million, which were refinanced in connection with an acquisition that was consummated in the Current Quarter. See Note K.

In the Current Quarter, the Company acquired the JOE BOXER(R) brand ("Joe Boxer") from Joe Boxer Company, LLC and its affiliates, and the RAMPAGE(R) brand ("Rampage") from Rampage Licensing, LLC. See Notes K and L. The financing for the acquisitions was accomplished through two private placements by IPH of asset-backed notes for a combined total of $103 million secured by the intellectual property assets (including the Joe Boxer assets and the Rampage assets) owned by IPH. The proceeds of the notes were used as follows: approximately $17.5 million was used to refinance previously issued notes, $40.0 million was paid to the sellers of Joe Boxer, approximately $25.8 million was paid to the sellers of Rampage, $1.7 million was placed in a reserve account as required by the lender, approximately $1.8 million was used to pay costs associated with the debt issuances, approximately $200,000 was paid to legal professionals associated with the acquisitions, approximately $4.0 million was available to the Company for working capital purposes, and $12 million was deposited in an escrow account for the benefit of the holder of the note, to be used by IPH solely for the purchase of certain intellectual property assets. If the purchase does not occur prior to November 15, 2005, IPH will redeem up to $12 million of the note with the funds in such escrow account with no penalty. IPH intends to redeem $12 million of the note as it does not anticipate such purchase will occur prior to November 15, 2005. Costs associated with the debt issuances of approximately $1.8 million have been deferred and are being amortized over the 7 year life of the notes.

Interest rates and terms on the notes are as follows: the $63 million principal amount of the note bears interest at a fixed interest rate of 8.45% with a 7 year term, the $28 million principal amount of the note bears interest at a fixed rate of 8.10% with a 7 year term, and the $12 million principal amount of the note bears interest at a floating interest rate of LIBOR + 0.7% for so long as there is $12 million on deposit in the escrow account. IPH intends to redeem $12 million of the note in November 2005. Neither Iconix Brand Group, Inc. ("Iconix") nor any of its subsidiaries (other than IPH) is obligated to make any payment with respect to IPH's asset-backed notes, and the assets of Iconix and its subsidiaries (other than IPH) are not available to IPH's creditors. The assets of IPH are not available to the creditors of Iconix or its subsidiaries (other than IPH).

See Note G regarding the former financing agreement of Unzipped Apparel, LLC ("Unzipped"), the Company's wholly-owned subsidiary.


NOTE D     EARNINGS PER SHARE

Basic earnings per share includes no dilution and is computed by dividing earnings attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options, warrants and convertible preferred stock. At September 30, 2005, 7.2 million stock options were outstanding under the Company's option plans.

The following is a reconciliation of the shares used in calculating basic and diluted earnings per share:

                                                                        Three Months Ended            Nine Months Ended,
                                                                  September 30,   October 31,   September 30,   October 31,
                                                                      2005           2004          2005           2004
                                                                  ---------------------------   --------------------------
                                                                                        (000's omitted)
Basic ..........................................................          32,501       27,264         29,859      26,633
Effect of assumed conversions of employee stock options.........           4,153        2,198          3,212       1,404
                                                                  ---------------------------   --------------------------
Diluted ........................................................          36,654       29,462         33,071      28,037
                                                                  ===========================   ==========================


NOTE E     INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, ("SFAS 109") "Accounting for Income Taxes." Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, management reviews both positive and negative evidence pursuant to the requirements of SFAS No. 109, including current and historical results of operations, the annual limitation on utilization of net operating loss carry forwards pursuant to Internal Revenue Code section 382, future income projections and the overall prospects of the Company's business. Based upon management's assessment of all available evidence, including the Company's completed transition into a licensing business, net income for fiscal year ended December 31, 2004, estimates of future profitability based on projected royalty revenues from its licensees, and the overall prospects of the Company's business, management concluded in the Current Quarter that it is more likely than not that a portion of previously unrecognized deferred income tax benefits will be realized. Accordingly, the Company reduced a portion of the related valuation allowance which resulted in a $2.0 million tax benefit for the Current Quarter and $3.8 million for the Current Nine Months, respectively. Further, in connection with the income anticipated from the acquisition of Joe Boxer, the Company reduced the valuation allowance by an additional $2.7 million and allocated an equivalent amount to a deferred tax asset in the purchase accounting related to such acquisition. Based on the realization of a portion of that income in the Current Quarter, a $600,000 deferred income tax charge was recorded. See Note K.

NOTE F     CONTINGENCIES

On August 5, 2004, the Company, along with its subsidiaries Unzipped Apparel, LLC ("Unzipped"), Michael Caruso & Co., Inc. ("Caruso") and IP Holdings, LLC, (collectively, "Plaintiffs") commenced a lawsuit in the Superior Court of California, Los Angeles County, against Unzipped's former manager, former supplier and former distributor, Sweet Sportswear LLC ("Sweet"), Azteca Production International, Inc. ("Azteca") and Apparel Distribution Services, LLC ("ADS"), respectively; and a principal of these entities and former Company Board member, Hubert Guez (collectively, "Defendants"). Plaintiffs amended their Complaint on November 22, 2004. In their Amended Complaint, Plaintiffs allege that Defendants fraudulently induced Plaintiffs to purchase Sweet's 50% interest in Unzipped for an inflated price, that Sweet and Azteca committed material breaches of the Management Agreement (defined below) and supply and distribution agreements, and that Guez materially breached his fiduciary obligations to the Company while a member of the Company's Board of Directors. Also, Plaintiffs allege that Defendants have imported, distributed and sold goods bearing the Company's BONGO(R) trademarks in violation of federal and California law. Plaintiffs seek damages in excess of $50 million. Defendants filed a motion to dismiss certain of the claims asserted in the Amended Complaint, and on February 7, 2005, the Court denied Defendants' motion in its entirety.

On March 10, 2005, Sweet, Azteca and ADS (collectively, "Cross-Complainants") filed an Answer to Plaintiffs' Amended Complaint and a Cross-Complaint against Plaintiffs and the Company's Chief Executive Officer, Neil Cole ("Mr. Cole") (collectively, "Cross-Defendants") seeking compensatory, punitive and exemplary damages and litigation costs, as well as the establishment of a constructive trust for the benefit of the Cross-Complainants. The Cross-Complainants alleged that some or all of the Cross-Defendants breached the Management Agreement and supply and distribution agreements; that IPH and Mr. Cole interfered with Sweet's performance under the Management Agreement; and that the Company, Caruso and Mr. Cole interfered with Cross-Complainants' relationships with Unzipped and caused Unzipped to breach its agreements with Azteca and ADS. Cross-Complainants also alleged that some or all of the Company, Caruso and Mr. Cole fraudulently induced Sweet to sell its 50% interest in Unzipped for a deflated price and enter into an associated 8% Senior Subordinated Note with the principal amount of $11 million (the "Sweet Note").

The Company had previously entered into a management agreement with Sweet (the "Management Agreement") wherein Sweet guaranteed that the net income of Unzipped, as defined, would be no less than $1.7 million for each year during the term ("the Guarantee"). In the event that the Guarantee was not met, Sweet was obligated to pay the difference between the actual net income, as defined, and the Guarantee ("the Shortfall Payment"). The Cross-Complaint alleged that the Company breached its obligations to Sweet arising under the Sweet Note by, among other things, understating Unzipped's earnings for the fiscal year ended January 31, 2004 and the first three quarters of the fiscal year ended January 31, 2005 for the purpose of causing Unzipped to fall short of the Guarantee for these periods, and improperly offsetting the Shortfall Payment against the Sweet Note. See Note G. Lastly, the Cross-Complaint alleged that the understatements in Unzipped's earnings and offsets against the Sweet Note were incorporated into the Company's public filings for the periods identified above, causing the Company to overstate materially its earnings and understate its liabilities for such period with the effect of improperly inflating the public trading price of the Company's common stock.

Cross-Defendants filed a motion to dismiss certain of the claims asserted in the Cross-Complaint, and on June 28, 2005, the Court granted Cross-Defendants' motion in part. On July 22, 2005, Cross-Complainants amended their Cross-Complaint (the "FAXC"), omitting their previously asserted claim that some or all of the Company, Caruso and Mr. Cole fraudulently induced Sweet to sell its 50% interest in Unzipped for a deflated price and enter into the Sweet Note. Although the FAXC no longer seeks relief for this purported fraud, the substance of the allegations remains largely unchanged.

Cross-Defendants filed a motion to dismiss certain of the claims asserted in the FAXC, and on October 25, 2005, the Court granted Cross-Defendants' motion in part, dismissing all claims asserted against Mr. Cole along with the Cross-Complainants' sole remaining fraud claim. The remaining Cross-Defendants deny Cross-Complainants' allegations and intend to vigorously defend against the Amended Cross-Complaint.

On November 5, 2004, Unzipped Apparel, LLC. ("Unzipped") commenced a lawsuit in the Supreme Court of New York, New York County, against Unzipped's former President of Sales, Gary Bader ("Bader"), alleging that Bader breached certain fiduciary duties owed to Unzipped as its President of Sales, unfairly competed with Unzipped and tortiously interfered with Unzipped's contractual relationships with its employees. On October 5, 2005, Unzipped amended its Complaint to assert identical claims against Bader's company, Sportswear Mercenaries, Ltd. ("SWM"). On October 14, 2005, Bader and SWM filed an Answer containing Counterclaims to Unzipped's Amended Complaint, and a Third-Party Complaint against the Company and Mr. Cole, seeking unspecified damages in excess of $4 million. Unzipped, the Company and Mr. Cole deny the claims asserted against them, and intend to vigorously defend against all such claims.

In January 2002, Redwood Shoe Corporation ("Redwood"), one of the Company's former buying agents of footwear, filed a complaint in the United States District Court for the Southern District of New York, alleging that the Company breached various contractual obligations to Redwood and seeking to recover damages in excess of $20 million and its litigation costs. The Company filed a motion to dismiss certain counts of the complaint based upon Redwood's failure to state a claim, in response to which Redwood has filed an amended complaint. The Company also moved to dismiss certain parts of the amended complaint. The magistrate assigned to the matter granted, in part, the Company's motion to dismiss, and this ruling is currently pending before the District Court. The Court has stayed discovery pending a ruling on this motion. The Company intends to vigorously defend the lawsuit, and file counterclaims against Redwood after the District Court rules on the pending motion to dismiss. At September 30, 2005 and October 31, 2004, the payable to Redwood totaled approximately $1.8 million which is subject to any claims, offsets or other deductions the Company may assert against Redwood, and was reflected in "Accounts payable, subject to litigation".

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

For the Current Quarter, Unzipped had no operations, as compared to a net loss (as defined and pro-rated for the period from the beginning of the Prior Year Quarter to August 5, 2004 when the Company terminated the Management Agreement, for the purpose of determining if the Guarantee had been met) of $3.1 million in the Prior Year Quarter. Consequently for the Current Quarter there was no Shortfall Payment, as compared to a Shortfall Payment of $3.5 million in the Prior Year Quarter. The $3.5 million Shortfall Payment had been adjusted to $3.1 million, net of $400,000 reserve against the difference between the pro-rated Shortfall Payment and the full quarterly Shortfall Payment of $425,000 which the Company believes that it is entitled to. The adjusted Shortfall Payment had been recorded in the consolidated income statements as a reduction of Unzipped's cost of sales (since the majority of Unzipped's operations are with entities under common ownership with Sweet, including all of the purchases of inventory) and on the balance sheet as a reduction of the Sweet Note based upon the right to offset in the Management Agreement.

For the Current Nine Months, Unzipped had a net loss (as defined, for the purpose of determining if the Guarantee had been met) of $296,000, as compared to net income (as defined, for the purpose of determining if the Guarantee had been met) of $4.2 million in the Prior Year Nine Months. Consequently for the Current Nine Months there was a Shortfall Payment of $438,000, as compared to an adjusted Shortfall Payment of $4.8 million, net of $400,000 reserve, in the Prior Year Nine Months. The adjusted Shortfall Payments had been recorded in the consolidated income statements as a reduction of Unzipped's cost of sales (since the majority of Unzipped's operations were with entities under common ownership with Sweet, including all of the purchases of inventory) and on the balance sheet as a reduction of the Sweet Note based upon the right to offset in the Management Agreement.

As of September 30, 2005, as a net result of the offset of the Shortfall Payment, the balance of the Sweet Note was reduced to $2.9 million and was reflected in "Long-term debt". The Company believes that it is entitled to the full Guarantee of $1.7 million for the fiscal year of Unzipped ended January 31, 2005. For the purpose of computing the Shortfall Payment for financial statement presentation, however, the Company has pro-rated the Guarantee to exclude the portion relating to the period subsequent to August 5, 2004 ($827,000, including $142,000 for the month of January 2005). As a result, the net Shortfall Payment reflected as a reduction of cost of sales in the Current Nine Months of $296,000, and the Sweet Note balance of $2.9 million includes the above noted $827,000, pending the outcome of the litigation with Sweet and its affiliates. See Note F. After adjusting for the Shortfall Payment, Unzipped reported a net loss of $37,500 for the Current Nine Months and net income of $535,600 in the Prior Year Nine Months. Due to the immaterial nature of the related amounts, the net loss of $37,500 from Unzipped has been included in the selling, general and administrative expense in the Company's Condensed Consolidated Income Statements for the Current Nine Months.

For each of the quarters ended July 31, October 31, and December 31, 2004, March 31, June 30, 2005 and the Current Quarter, the Company did not make an interest payment on the Sweet Note to partially offset the Shortfall Payment due from Sweet. Such interest payment is to be resumed after the Shortfall Payment is satisfied.

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

At September 30, 2005, the Company included in "accounts payable, subject to litigation" amounts due to Azteca and ADS of $847,000 and $2.3 million respectively. See Note F. At October 31, 2004, included in the "Due to related parties" were amounts due to Azteca and ADS $2.3 million and $847,000 respectively.

In a separate transaction concerning Unzipped with Bongo Apparel, Inc. ("BAI"), BAI is the licensee of the BONGO jeans wear business formerly managed by Sweet. Prior to August 26, 2005, BAI managed the operations of Unzipped following the termination of Sweet as the manager on August 5, 2004. As of December 31, 2004, there was $2.5 million due to BAI and $0 as of September 30, 2005.

NOTE H     SEGMENT INFORMATION

The Company identifies operating segments based on, among other things, the way the Company's management organizes the components of its business for purposes of allocating resources and assessing performance. The Company's operations are comprised of two reportable segments: licensing/commission/footwear and apparel. Segment revenues are generated from the royalty income from licensees and the sale of footwear, apparel and accessories through wholesale channels and the Company's retail locations. The activities associated with the apparel product sales segment were discontinued effective with the termination of the Company's relationship with Sweet described in Notes F and G. The Company defines segment income as operating income before interest expense and income taxes. Summarized below are the Company's segment revenues, income (loss) and total assets by reportable segments for the three months and Nine Months ended September 30, 2005 and October 31, 2004.

                                            Licensing/
 (000's omitted)                         Commission/Footwear    Apparel      Consolidated

For three months ended September 30, 2005
Total revenues                                $  9,205     $         -          $  9,205
Segment operating income (loss)                  5,048               -             5,048
Net interest expense                                                               1,289
Income before provision for income taxes                                        $  3,759

Capital additions                             $      -     $         -          $      -
Depreciation and amortization expenses        $    363     $         -          $    363

For nine months ended September 30, 2005
Total revenues                                $ 17,792     $         -          $ 17,792
Segment operating income (loss)                  7,449            (38)             7,411
Net interest expense                                                               2,134
Income before provision for income taxes                                        $  5,277

Capital additions                             $     26     $         -          $     26
Depreciation and amortization expenses        $  1,353     $        38          $  1,391

Total assets as of September 30, 2005         $188,370     $    31,264          $219,634


For the three months ended October 31, 2004
Total revenues                                $ 10,039     $     3,365          $ 13,404
Segment operating income                         1,256               4             1,260
Net interest expense                                                                 657
Income before provision for income taxes                                        $    603

Capital additions                             $     27     $         -          $     27
Depreciation and amortization expenses        $    466     $       127          $    593


For the nine months ended October 31, 2004
Total revenues                                $ 25,809     $    35,494          $ 61,303
Segment operating income                         2,312             935             3,247
Net interest expense                                                               2,093
Income before provision for income taxes                                        $  1,154

Total assets as of October 31, 2004           $ 27,581     $    33,108          $ 60,689

Capital additions                             $     27     $         4          $     31
Depreciation and amortization expenses        $  1,279     $       381          $  1,660

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

Included in cash on the Company's condensed consolidated financial statements is a term deposit in the principal amount of $100,000 which has been pledged as collateral to the landlord of the Badgley Mischka retail store until December 31, 2005, in connection with the leased premises. Unrestricted access to this fund will revert to the Company on January 1, 2006.

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

During the quarter ended September 30, 2005, the Company recorded $289,000 of special charges in connection with its litigation related to Unzipped. See Note
F. In the Prior Year Quarter, the Company did not record any special charges. In the Current Nine Months, the Company recorded $996,000 of special charges in connection with the Unzipped litigation, compared to $99,000 of special charges consisting primarily of legal and professional fees related to transitioning Unzipped's wholesale business into a licensing business in the Prior Year Nine Months.

NOTE K     ACQUISITION OF JOE BOXER

On July 22, 2005, the Company acquired the JOE BOXER (R) brand from Joe Boxer Company, LLC and its affiliates. Joe Boxer is a leading lifestyle brand of apparel, apparel accessories and home goods for men, women, teens and children. The Joe Boxer brand is currently licensed exclusively to Kmart in the United States and internationally to manufacturers in Canada and Mexico.

The aggregate purchase price paid was $40.0 million in cash, 4.35 million restricted shares of the Company's common stock (valued at $36.2 million) and an assumption of a debt payable to a licensee in the amount of approximately $10.8 million. Based on the Company's assessment of the fair value of the assets acquired, approximately $79.8 million has been assigned to the Joe Boxer trademark. Under the purchase method of accounting, tangible and identifiable intangible assets acquired and liabilities assumed are recorded at their estimated fair values. The estimated fair values, useful lives and amortization of certain assets acquired are based on a third party valuation and are subject to final valuation adjustments. The Joe Boxer trademark has been determined to have an indefinite useful life and accordingly, consistent with FAS 142, no amortization will be recorded in the Company's consolidated statements of operations. Instead, the related intangible asset will be tested for impairment at least annually, with any related impairment charge recorded to the statement of operations at the time of determining such impairment.

Total purchase price was determined as follows:
                                                    (000's omitted)
           Cash paid at closing                            $ 40,000
           Fair value of 4,350,000 shares of
             common stock at $8.33 per share                 36,236
           Assumption of K-mart loan, including
             $3,509 due within 12 months                     10,798
           Accrued interest, K-mart loan                        309
           Value of warrants issued as a
             cost of the acquisition                            788
           Other estimated costs of acquisition                 755
                                                   ----------------
           Total cost of acquisition                       $ 88,886
                                                   ================

The purchase price was allocated to the fair value of the assets acquired and liabilities assumed as follows:

                                                    (000's omitted)
           Accounts receivable                             $  3,121
           Deferred tax asset                                 2,700
           Licensing contracts                                1,333
           Joe Boxer trademark                               79,800
           Goodwill                                           1,932
                                                   ----------------
           Total allocated purchase price                  $ 88,886
                                                   ================

The $1.3 million of licensing contracts is being amortized on a straight-line basis over the remaining contractual period of approximately 29 months. The goodwill of $1.9 million is subject to a test for impairment on an annual basis. Any adjustments resulting from the finalization of the purchase price allocations will affect the amounts assigned to goodwill.

As part of this acquisition, the Company entered into an employment agreement with William Sweedler as Executive Vice President of the Company and President of the Joe Boxer division. As part of his compensation, on July 22, 2005, he was granted 1,425,000 stock options of which 225,000 vested immediately, and 1,200,000 will vest upon achievement by the Joe Boxer division of certain revenues levels.

The Company obtained $40 million in cash to pay a portion of the purchase price for the Joe Boxer assets through the debt issuance by IPH of a $63 million asset-backed note. Approximately $17.5 million of the proceeds of the note was used to refinance previously existing notes with the same lender, $40.0 million was paid to the sellers, approximately $1.0 million was used to pay costs associated with the debt issuance, $310,000 was deposited in a reserve account as required by the lender, and approximately $4.0 million of which was available to the Company for working capital purposes. Costs associated with the debt issuance of approximately $1.0 million have been deferred and are being amortized over the 7-year life of the refinanced debt.

UCC acted as a financial advisor to IPH in connection with the Joe Boxer acquisition and the Rampage brand acquisition. See Note L. On June 7, 2005, the Company entered an agreement with UCC to issue UCC a ten-year warrant ("Warrant") to purchase an aggregate of 1,000,000 shares of the Company's common stock ("Warrant Shares") at a price of $5.98 per share, subject to anti-dilution adjustments under certain conditions. Pursuant to the agreement, UCC will act, for a 36-month term, as the Company's exclusive advisor in connection with providing various advisory services relating to the Company's acquisitions. One third of the Warrant Shares vest upon consummation of each acquisition, for a total of three acquisitions. On July 22, 2005, 333,334 of the Warrants Shares vested, with a fair value of $788,000, upon consummation of the acquisition of Joe Boxer

On September 19, 2005, the Company filed with the SEC a registration statement covering the resale of certain of the shares of common stock issued in connection with the acquisition of Joe Boxer and the resale of the Warrant Shares. The registration statement was declared effective by the SEC on October 12, 2005

The following unaudited pro-forma information presents a summary of the Company's consolidated results of operations as if the Joe Boxer acquisition and the Rampage acquisition (See Note L) and their related financing had occurred on January 1, 2005. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on January 1, 2005, or which may result in the future.

                                               Three                Nine
                                           Months Ended         Months Ended
                                       September 30, 2005     September 30, 2005
                                     -------------------------------------------
                                               (000's omitted, except per share)

Total net revenues                               $11,729            $31,767
Operating income                                 $ 7,172            $17,754
Net Income                                        $6,128            $17,185

Basic earnings per common share                    $0.19              $0.57
Diluted earnings per common share                  $0.17              $0.52

NOTE L     ACQUISITION OF RAMPAGE

On September 16, 2005, the Company acquired the Rampage brand from Rampage Licensing, LLC, a California limited liability company (the "Seller").

The purchase price for the acquisition was paid by the following consideration:
$25.75 million in cash and the issuance to the designees of the Seller of 2,171,336 restricted shares of the Company's common stock, which was valued at approximately $20.15 million.

Based on the Company's preliminary assessment of the fair value of the assets acquired, approximately $41.1 million has been assigned to the Rampage trademark. Under the purchase method of accounting, tangible and identifiable intangible assets acquired and liabilities assumed are recorded at their estimated fair values. The estimated fair values, useful lives and amortization of certain assets acquired are based on a preliminary valuation and are subject to final valuation adjustments. The Rampage trademark has been determined to have an indefinite useful life, and accordingly, in accordance with FAS 142, no amortization will be recorded in the Company's consolidated statements of operations. Instead, the related intangible asset will be tested for impairment at least annually, with any related impairment charge recorded to the statement of operations at the time of determining such impairment.

Total purchase price was determined as follows:
                                                    (000's omitted)
           Cash paid at closing                            $ 25,750
           Fair value of 2,171,336 shares of
             common stock at $9.28 per share                 20,150
           Value of warrants issued as a
             cost of the acquisition                            788
           Other estimated costs of acquisition                 755
                                                   ----------------
           Total cost of acquisition                       $ 47,443
                                                   ================

The purchase price was allocated to the fair value of the assets acquired and liabilities assumed as follows:

                                                    (000's omitted)
           Rampage licensing contract                        $  550
           Rampage domain name                                  230
           Rampage non-compete agreement                        600
           Rampage trademark                                 41,070
           Goodwill                                           4,993
                                                   ----------------
           Total allocated purchase price                  $ 47,443
                                                   ================

The licensing contracts are to be amortized on a straight-line basis over the remaining contractual period of approximately 3 years, the Rampage domain name is to be amortized on a straight-line basis over 5 years, and the value of the non-compete agreement is to be amortized on a straight-line basis over 2 years. The goodwill of approximately $5 million is subject to a test for impairment on an annual basis. Any adjustments resulting from the finalization of the purchase price allocations will affect the amounts assigned to goodwill.

The Company obtained $25.75 million in cash to pay a portion of the purchase price of the Rampage assets through the debt issuance by IPH of a $103 million asset-backed note. Approximately $63 million of the proceeds of the note was used to refinance the note described in Note K, $25.75 million was paid to the sellers, approximately $773,500 was used to pay costs associated with the debt issuance, $1.4 million was deposited in a reserve account as required by the lender, and $12 million was deposited in an escrow account for the benefit of the holders of the note, to be used by IPH only for the purchase of additional intellectual property assets from the Company. To the extent such purchase does not occur prior to November 15, 2005, IPH must redeem a portion of the note worth $12 million on deposit in such escrow account with no penalty. IPH intends to redeem $12 million of the note as IPH does not anticipate such purchase will occur prior to November 15, 2005. Costs associated with the debt issuance have been deferred and are being amortized over the 7-year life of the notes.

In accordance with the agreement with UCC (See Note K), an additional 333,333 of the Warrants Shares vested on September 16, 2005 with a fair value of $788,000 upon consummation of the Rampage acquisition, for which UCC acted as a financial advisor to IPH

On October 17, 2005, the Company filed with the SEC a registration statement covering the resale of the shares of common stock issued in connection with the acquisition of Rampage. The registration statement was declared effective by the SEC on October 27, 2005

For unaudited pro-forma information presenting a summary of the Company's consolidated results of operations as if the acquisition and related financing had occurred on January 1, 2005, see Note K.

NOTE M     RECENT ACCOUNTING STANDARDS

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Monetary Assets," which addresses the measurement of exchanges of nonmonetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, with earlier application permitted. The adoption of SFAS No. 153 will have no impact on the Company's results of operations or its future financial position or results of operations.

In December 2004, the FASB issued FAS No. 123(R), "Share-Based Payment," an amendment of FASB Statements 123 and 95. FAS No, 123(R) replaced FAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." This statement required companies to recognize the fair value of stock options and other stock-based compensation to employees beginning with fiscal periods beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission approved a new rule for public companies which delays the adoption of this standard for an additional nine months. This means that the Company will be required to implement FAS No, 123(R) no later than the quarter beginning January 1, 2006. The Company currently measures stock-based compensation in accordance with APB Opinion No. 25, as discussed above. The impact on the Company's financial condition or results of operations will depend on the number and terms of stock options outstanding on the date of change, as well as future options that may be granted.

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

General Introduction. The Company is in the business of licensing and marketing intellectual property. The Company currently owns five brands, CANDIE'S(R), BONGO(R), BADGLEY MISCHKA(R), JOE BOXER(R) and RAMPAGE(R), which it licenses to third parties for use in connection with a variety of apparel, and fashion products. The Company also arranges through its wholly-owned subsidiary Bright Star Footwear, Inc. ("Bright Star") for the manufacture of footwear products for mass market and discount retailers under the private label brand of the retailer.

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

In December, 2004, the Company changed its fiscal year end from January 31 to December 31, effective for the period ending December 31, 2004. As a result, the end of the Current Quarter and the Current Nine Months do not coincide with the three months ("Prior Year Quarter") and Nine Months ("Prior Year Nine Months") ended October 31, 2004. The financial statements included herein are for the Current Quarter and Current Nine Months, and they are compared with the Prior Year Quarter and Prior Year Months. The Company has not recast the Prior Year Quarter and Prior Year Nine Months to coincide with the Current Quarter and Current Nine Months as management believes that such recasting is not cost justified and does not materially affect the relative comparability of the data presented herein.

Beginning January 2005, the Company changed its business practices with respect to Bright Star, which resulted in a change in revenue recognition. Bright Star is now acting solely as an agent, accordingly, only net commission revenue is recognized.

As a result of the Company's transition to a licensing business, and to a lesser extent, its change in fiscal year end and the change in its Bright Star revenue reporting, the Company's operating results for the current years and quarters are not comparable to prior years and quarters, as applicable. Further, since it is anticipated that there will be no revenue other than licensing and commission revenue going forward, the results for the remaining quarters for the year ending December 31, 2005 are also expected to be non-comparable to the corresponding prior year's quarters.

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

The Company continues to seek to expand and diversify the types of licensed products being produced under its various brands, as well as diversify the distribution channels within which licensed products are sold, in an effort to reduce dependence on any particular retailer, consumer or market sector. The success of the Company, however, will still largely remain dependent on its ability to contract with and retain key licensees, its licensee's ability to predict accurately upcoming fashion trends among its customer base, to build and maintain brand awareness and to fulfill the product requirements of the retail channel within a global marketplace. Unanticipated changes in consumer fashion preferences, slowdowns in the United States economy, changes in the prices of supplies, gasoline, consolidation of retail establishments, among other factors noted herein and the Company's other filing with the SEC, could adversely affect the Company's licensees' from meeting and/or exceeding their contractual commitments to the Company and thereby adversely impact the Company's future operating results.

Effects of Inflation. The Company does not believe that the relatively moderate rates of inflation experienced over the past few years in the United States, where it primarily competes, have had a significant effect on revenues or profitability.

Changes in estimate. Effective July 1, 2005 the Company had a change in estimate of the useful lives of the Candie's and Bongo trademarks to indefinite life. When acquired in 1981, the Candie's trademark was estimated to have a useful life of 20 years. Bongo, acquired in 1998 was also estimated at that time to have a useful life of 20 years. In arriving at the conclusion to use an indefinite life management considered the following elements of the Company's evolving business and use of the Candies and Bongo trademarks.

During the first half 2005, the Company fully completed the transition into a licensing company. As a result of this new business model, the Company has focused on expanding the use and value of the Candie's and Bongo names. The Candie's brand has been licensed to Kohl's Department Stores ("Kohl's", Kohl's is a trademark of Kohl's Illinois, Inc.), one of the largest retailers in the United States to become their exclusive junior lifestyle brand. In July of 2005, Candie's launched in all 670 Kohl's doors in over 18 product categories, including shoes, junior apparel, handbags, innerwear, cold weather accessories, legwear, fragrances, jewelry, sleepwear, knits, optical, activewear , special sizes and children's. In 2006 Kohl's will add home accessories, fragrance, swimwear and sunglasses. Similarly, the Bongo brand has been expanded from a predominantly jeans wear brand, to broad variety of products, including tops, footwear, knitwear, watches, handbags, optical, accessories, swim, intimate apparel, outerwear, belts, jewelry, children's apparel and men's apparel.

Brand recognition for both of these brands is very high and the Company expects it to grow in the future. Candie's is being aggressively marketed by Kohl's on television, in consumer magazines, in their newspaper circulars, on the Internet and via direct mail. The already high awareness of the Candie's brand is growing driven by Kohl's vast media reach and it is quickly developing a loyal base of consumers within Kohl's. Bongo's brand awareness has been on the rise driven by its transformation into a lifestyle brand with the launch of new categories including outerwear, watches, jewelry, eyewear and young men's apparel.

Based upon the rich heritage of both brands, the modification in use of these brands from a manufacturing and distribution emphasis to one of only licensing, the recent expansion of both into a broad range of lifestyle categories, and the strong brand awareness, the Company believes it is reasonable to anticipate the future us of these trademarks over an indefinite period. The impact of this change in estimate for both the third quarter and nine months ended September 30, 2005, is a reduction in amortization expense relating to the Candie's and Bongo trademarks totaling $232,500.


Summary of Operating Results:

The Company had net income of $5.2 million and $8.5 million, respectively, for the Current Quarter and Current Nine Months, compared to net income of $603,000 and $1.2 million, respectively, for the Prior Year Quarter and Prior Year Nine Months.

The Company's operating income was $5.0 million and $7.4 million for the Current Quarter and the Current Nine Months, respectively, compared to operating income of $1.3 million and $3.2 million in the comparable prior year periods, respectively.

Results of Operations

For the three months ended September 30, 2005 and October 31, 2004

Revenues. During the Current Quarter, consolidated net revenues decreased by $4.2 million to $9.2 million from $13.4 million in the Prior Year Quarter. As a result of the Company licensing its jeans wear business in August 2004, there were no reportable jeans wear sales in the Current Quarter as compared to $3.7 million in the Prior Year Quarter and there will be no jeans wear sales for the remainder of the fiscal year ending December 31, 2005 and thereafter. Further, due to a change in revenue recognition resulting from its change of business practice beginning January 2005, Bright Star recorded only the net commission earned on such transactions in the Current Quarter and will continue to do so in the future. As a result there was $820,000 in commission revenue and no sales recorded in the Current Quarter for Bright Star, as compared to $7.3 million in sales and $729,000 in gross profit in the Prior Year Quarter.

Licensing and commission revenue increased $5.7 million, or 167% to $9.2 million in the Current Quarter from $3.5 million in the Prior Year Quarter. The increase was due primarily to $3.9 million revenue generated from the acquisition of the Joe Boxer brand which was completed in July 2005, and $1.0 million by the launch of the Company's Candie's brand at Kohl's Department Stores.

Gross Profit. Consolidated gross profit increased by $3.1 million to $9.2 million in the Current Quarter from $6.1 million in the Prior Year Quarter. There was no reportable gross profit from Unzipped's wholesale jeans wear sales in the Current Quarter, as compared to $2.6 million in the Prior Year Quarter. Unzipped's gross profit in the Prior Year Quarter included a $3.1 million adjustment from the Shortfall Payment. See Note F to Notes to Condensed Consolidated Financial Statements. As previously discussed above, Bright Star's gross profit increased from $729,000 in the Prior Year Quarter to $820,000 in the Current Quarter.

Operating Expenses. During the Current Quarter, consolidated selling, general and administrative expenses decreased by $956,000 to $3.9 million from $4.8 million in the Prior Year Quarter. No net income or loss was included in the consolidated selling, general and administrative expenses from Unzipped's operations in the Current Quarter, as compared to $2.6 million expense in the Prior Year Quarter as the Company completed its transition of the jeans wear business into a licensing business. See Liquidity and Capital Resources - Matters Pertaining to Unzipped and Note F of Notes to Condensed Consolidated Financial Statements. Operating expense in the Company's licensing division increased by $1.1 million to $3.1 million in the Current Quarter, from $2.0 million in the Prior Year Quarter, partially offset by a $232,500 reduction in trademark amortization expenses related to CANDIES(R) and BONGO(R) brands as the Company changed its estimate of the useful lives of these brands to indefinite life. Operating expense in Bright Star was essentially flat compared to the Prior Year Quarter. Offsetting the decline in selling, general and administrative expenses in the Current Quarter was $543,000 of expenses related to the activities of the Company's Badgely Mischka subsidiary, which was acquired in October 2004, and $581,000 of expense related to the Company's Joe Boxer division, which was acquired in July 2005.

In the Current Quarter, the Company's special charges included $289,000 of legal fees incurred by the Company relating to litigation involving Unzipped. No special charges were recorded in the Prior Year Quarter. See Note F of Notes to Condensed Consolidated Financial Statements.

Interest Expense - Net. Interest expense increased by $632,000 in the Current Quarter to $1.3 million (net of interest income of $54,000), compared to $657,000 in the Prior Year Quarter. Included in interest expense in the Current Quarter was $38,000 from the Sweet Note as compared to $165,000 in the Prior Year Quarter. The increase is primarily due to the new financing arrangements in connection with the acquisition of Joe Boxer and Rampage (See Note C of Notes to Consolidated Condensed Financial Statements) offset by a lower average outstanding balance on the Sweet Note, which has been reduced with the application of Shortfall Payments (See Note F of Notes to the Consolidated Condensed Financial Statements). Interest expense in the Current Quarter associated with the asset backed notes issued by IPH was $1.3 million, as compared to $393,000 in the Prior Year Quarter. Also included in interest expense in the Prior Year Quarter was $94,000 from Unzipped's activities, with no comparable amount in the Current Quarter.

Income Tax Provision (Benefit). A non-cash tax benefit of $2.0 million was recognized by reducing the valuation allowance in the Current Quarter based on the Company's projection of future taxable income, which provides sufficient evidence to support realization of the unreserved portion of a tax benefit related to the Company's NOLs. This was offset by a $600,000 non-cash deferred income tax provision on the income generated from the Joe Boxer division. There was no tax expense on income reported for the Prior Year Quarter, due to a reduction in the deferred tax valuation reserve, which offsets the income tax provision. See Note E of Notes to Condensed Consolidated Financial Statements.

Net Income. The Company recorded net income of $5.2 million in the Current Quarter, compared to $603,000 in the Prior Year Quarter, resulting from the factors noted above

For the Nine Months ended September 30, 2005 and October 31, 2004

Revenues. During the Current Nine Months, consolidated net revenues decreased by $43.5 million to $17.8 million from $61.3 million in the Prior Year Nine Months.

As a result of the Company licensing its jeans wear business in August 2004, there were no reportable jeans wear sales in the Current Nine Months as compared to $35.5 million in the Prior Year Nine Months, and there will be no jeans wear sales for the remainder of the fiscal year ending December 31, 2005 and thereafter. Further, due to a change in revenue recognition resulting from its change of business practice beginning January 2005, Bright Star recorded only the net commission earned on such transactions in the Current Nine Months and will continue to do so in the future. As a result there was $1.7 million in commission revenue and no sales recorded in the Current Nine Months for Bright Star, as compared to $19.1 million in sales and $1.8 million in gross profit in the Prior Year Nine Months.

Licensing and commission revenue increased $9.3 million, or 109% to $17.8 million in the Current Nine Months from $8.5 million in the Prior Year Nine Months. The increase was due primarily to $3.0 million revenue generated by the launch of the Company's Candie's brand at Kohl's Department Stores, $3.9 million from the acquisition of the Joe Boxer brand which was completed in July 2005, and $1.2 million from the Company's Bongo brand apparel licensed to BAI.

Gross Profit. Consolidated gross profit increased by $872,000 to $17.8 million in the Current Nine Months from $16.9 million in the Prior Year Nine Months. There was no reportable gross profit from Unzipped's wholesale jeans wear sales in the Current Nine Months as compared to $8.4 million expense in the Prior Year Nine Months. Unzipped's gross profit in the Prior Year Nine Months included $5.2 million adjustment from the Shortfall Payment. See Note F to Notes to Condensed Consolidated Financial Statements. As previously discussed above, Bright Star's gross profit decreased from $1.8 million in the Prior Year Nine Months to $1.7 million in the Current Nine Months.

Operating Expenses. During the Current Nine Months, consolidated selling, general and administrative expenses decreased by $4.2 million to $9.4 million from $13.6 million in the Prior Year Nine Months. Included in the consolidated selling, general and administrative expenses were $37,500 of Unzipped's net loss, as compared to $7.4 million of expenses in the Prior Year Nine Months as the Company completed its transition of the jeans wear business into a licensing business. See Matters Pertaining to Unzipped and Note F of Notes to Condensed Consolidated Financial Statements. Operating expense in the Company's licensing division increased by $1.8 million to $7.2 million in the Current Nine Months, from $5.4 million in the Prior Year Quarter, partially offset by a $232,500 reduction in trademark amortization expenses related to CANDIES(R) and BONGO(R) brands as the Company changed its estimate of the useful lives of these brands to indefinite in the Current Quarter. Operating expense in Bright Star was essentially flat compared to the Prior Year Nine Month. Offsetting the decline in selling, general and administrative expenses in the Current Nine Months was $1.4 million of expenses related to the activities of the Company's Badgely Mischka subsidiary which was acquired in October 2004, and $581,000 of expense related to the Company's Joe Boxer division, which was acquired in July 2005.

In the Current Nine Months, the Company's special charges included $996,000 of legal fees incurred by the Company relating to litigation involving Unzipped, compared to $99,000 of legal professional fees related to transitioning Unzipped's wholesale business into a licensing business in the Prior Year Nine Months. See Note F of Notes to Condensed Consolidated Financial Statements.

Interest Expense - Net. Interest expense decreased by $41,000 in the Current Nine Months to $2.1 million (net of interest income of $89,000), compared to $2.1 million in the Prior Year Nine Months. Included in interest expense in the Current Nine Months was $113,000 from the Sweet Note as compared to $534,000 in the Prior Year Nine Months. The decrease is due to a lower average outstanding balance on the Sweet Note, which has been reduced with the application of Shortfall Payments. See Note F of Notes to the Consolidated Condensed Financial Statements. Interest expense in the Current Nine Months associated with the asset backed notes issued by IPH was $2.0 million as compared to $1.1 million in the Prior Year Quarter. This increase was due primarily to the new financing arrangements in connection to the acquisition of Joe Boxer and Rampage. See Note C of Consolidated Condensed Financial Statements. Also included in interest expense in the Prior Year Nine Months was $399,000 from Unzipped's activities, with no comparable amount in the Current Nine Months.

Income Tax Provision (Benefits). A provision for $20,000 for minimum taxes was recorded in the Current Nine Months. A non-cash tax benefit of $3.8 million was recognized by reducing the valuation allowance in the Current Nine Months based on the Company's projection of future taxable income, which provides sufficient evidence to support realization of the unreserved portion of a tax benefit related to the Company's NOLs. This was offset by a $600,000 non-cash deferred income tax provision on the income generated from the Joe Boxer division. There was no tax expense on income reported for Prior Year Nine Months, due to a reduction in the deferred tax valuation reserve, which offsets the income tax provision. See Note E of Notes to Condensed Consolidated Financial Statements.

Net Income. The Company recorded net income of $8.5 million in the Current Nine Months, compared to $1.2 million in the Prior Year Nine Months, as a result of the factors noted above.

Liquidity and Capital Resources

Working Capital.

At September 30, 2005, the current ratio of assets to liabilities was 0.87 to 1 as compared to 0.62 to 1 at December 31, 2004 and 0.73 to 1 at October 31, 2004. Included in current liabilities at September 30, 2005 were $4.9 million of accounts payables that are subject to litigation.

The Company continues to rely upon cash generated from operations, especially licensing and commission activity to finance its operations. Net cash provided from operating activities totaled $5.6 million in the Current Nine Months, as compared to $4.8 million of net cash used in the Prior Year Nine Months. The Company believes that such cash from operations will be sufficient to satisfy its anticipated working capital requirements for the foreseeable future.

Capital Expenditures.

There were $26,000 of capital expenditures in the Current Nine Months, as compared to $31,000 for the Prior Year Nine Months.

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

For the Current Quarter, Unzipped had no operations, as compared to a net loss (as defined and pro-rated for the period from the beginning of the Prior Year Quarter to August 5, 2004 when the Company terminated the Management Agreement, for the purpose of determining if the Guarantee had been met) of $3.1 million in the Prior Year Quarter. Consequently for the Current Quarter there was no Shortfall Payment, as compared to a Shortfall Payment of $3.5 million in the Prior Year Quarter. The $3.5 million Shortfall Payment had been adjusted to $3.1 million, net of $400,000 reserve against the difference between the pro-rated Shortfall Payment and the full quarterly Shortfall Payment of $425,000 which the Company believes that it is entitled to. The adjusted Shortfall Payment had been recorded in the consolidated income statements as a reduction of Unzipped's cost of sales (since the majority of Unzipped's operations are with entities under common ownership with Sweet, including all of the purchases of inventory) and on the balance sheet as a reduction of the Sweet Note based upon the right to offset in the Management Agreement.

For the Current Nine Months, Unzipped had a net loss (as defined, for the purpose of determining if the Guarantee had been met) of $296,000, as compared to net income (as defined, for the purpose of determining if the Guarantee had been met) of $4.2 million in the Prior Year Nine Months. Consequently for the Current Nine Months there was a Shortfall Payment of $438,000, as compared to an adjusted Shortfall Payment of $4.8 million, net of $400,000 reserve, in the Prior Year Nine Months. The adjusted Shortfall Payments had been recorded in the consolidated income statements as a reduction of Unzipped's cost of sales (since the majority of Unzipped's operations were with entities under common ownership with Sweet, including all of the purchases of inventory) and on the balance sheet as a reduction of the Sweet Note based upon the right to offset in the Management Agreement.

As of September 30, 2005, as a net result of the offset of the Shortfall Payment, the balance of the Sweet Note was reduced to $2.9 million and was reflected in "Long-term debt". The Company believes that it is entitled to the full Guarantee of $1.7 million for the fiscal year of Unzipped ended January 31, 2005. For the purpose of computing the Shortfall Payment for financial statement presentation, however, the Company has pro-rated the Guarantee to exclude the portion relating to the period subsequent to August 5, 2004 ($827,000, including $142,000 for the month of January 2005). As a result, the net Shortfall Payment reflected as a reduction of cost of sales in the Current Nine Months of $296,000, and the Sweet Note balance of $2.9 million includes the above noted $827,000, pending the outcome of the litigation with Sweet and its affiliates. See Note F. After adjusting for the Shortfall Payment, Unzipped reported a net loss of $37,500 for the Current Nine Months and net income of $535,600 in the Prior Year Nine Months. Due to the immaterial nature of the related amounts, the net loss of $37,500 from Unzipped has been included in the selling, general and administrative expense in the Company's Condensed Consolidated Income Statements for the Current Nine Months.

For each of the quarters ended July 31, October 31, and December 31, 2004, March 31, June 30, 2005 and the Current Quarter, the Company did not make an interest payment on the Sweet Note to partially offset the Shortfall Payment due from Sweet. Such interest payment is to be resumed after the Shortfall Payment is satisfied.

Revolving Credit Facilities

On February 25, 2003 Unzipped entered into the Unzipped Credit Facility with GECCS. Borrowings under the Unzipped Credit Facility were limited by advance rates against eligible accounts receivable and inventory balances, as defined. Under the Unzipped Credit Facility, Unzipped could also arrange for letters of credit in an amount up to $5 million. The borrowings bore interest at a rate of 2.25% per annum in excess of the 30 day Commercial Paper rate or 3%, whichever is greater. The Unzipped Credit Facility was terminated on October 31, 2004.

Bond Financing

In August 2002, IP Holdings, LLC ("IPH"), a subsidiary of the Company, issued in a private placement $20 million of asset-backed notes secured by intellectual property assets (trade names, trademarks, license agreements and payments and proceeds with respect thereto) of IPH. The notes had a 7-year term with a fixed interest rate of 7.93% with quarterly principal and interest payments of approximately $859,000. After funding a liquidity reserve account in the amount of $2.9 million, the net proceeds of the notes ($16.2 million) were used by the Company to reduce amounts due by the Company under its then-existing revolving credit facilities. In April 2004, IPH issued an additional $3.6 million in subordinated asset-backed notes secured by its intellectual property assets. The additional borrowing had a maturity date of August 2009, with a floating interest rate of LIBOR + 4.45% and quarterly principal and interest payments and $500,000 of interest prepaid at closing. The net proceeds of $2.9 million were used by the Company for general working capital purposes. As of July 22, 2005, the total principal on these notes was approximately $17.5 million, which were refinanced in connection with an acquisition that was consummated in the Current Quarter. See Notes K and L of Notes to Condensed Consolidated Financial Statements.

In the Current Quarter, the Company acquired the JOE BOXER brand ("Joe Boxer") from Joe Boxer Company, LLC and its affiliates, and the RAMPAGE brand ("Rampage") from Rampage Licensing, LLC. See Notes K and L of Notes to Condensed Consolidated Financial Statements. The financing for the acquisitions was accomplished through two private placements by IPH of asset-backed notes for a combined total of $103 million secured by the intellectual property assets (including the Joe Boxer assets and the Rampage assets) owned by IPH. The proceeds of the notes were used as follows: approximately $17.5 million was used to refinance previously issued notes, $40.0 million was paid to the sellers of Joe Boxer, approximately $25.8 million was paid to the sellers of Rampage, $1.7 million was placed in a reserve account as required by the lender, approximately $1.8 million was used to pay costs associated with the debt issuance, approximately $200,000 was paid to legal professionals associated with the acquisitions, approximately $4.0 million was available to the Company for working capital purposes, and $12 million was deposited in an escrow account for the benefit of the holder of the note, to be used by IPH solely for the purchase of certain intellectual property assets. If the purchase does not occur prior to November 15, 2005, IPH will redeem up to $12 million of the note with the funds in such escrow account with no penalty. IPH intends to redeem $12 million of the note as it does not anticipate such purchase will occur prior to November 15, 2005. Costs associated with the debt issuances of approximately $1.8 million have been deferred and are being amortized over the 7 year life of the notes.

Interest rates and terms on the notes are as follows: the $63 million principal amount of the note bears interest at a fixed interest rate of 8.45% with a 7 year term, the $28 million principal amount of the note bears interest at a fixed rate of 8.10% with a 7 year term, and the $12 million principal amount of the note bears interest at a floating interest rate of LIBOR + 0.7% for so long as there is $12 million on deposit in the escrow account. IPH intends to redeem $12 million of the note in November, 2005. Neither Iconix Brand Group, Inc. ("Iconix") nor any of its subsidiaries (other than IPH) is obligated to make any payment with respect to IPH's asset-backed notes, and the assets of Iconix and its subsidiaries (other than IPH) are not available to IPH's creditors. The assets of IPH are not available to the creditors of Iconix or its subsidiaries (other than IPH).

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

As a result of the Company's credit facilities, the Company was exposed to the risk of rising interest rates. The following table provides information on the Company's fixed maturity debt as of September 30, 2005 that was sensitive to changes in interest rates.

   The IPH's assets-backed notes on an escrow account had an
     average interest rate of 5.3% for the three month period
     ended September 30, 2005                                   $12.0 million

IPH intends to redeem the $12 million deposited in the escrow account for the purchase of additional intellectual property assets as it does not anticipate such purchase will occur prior to November 15, 2005. See Note C of Notes to Condensed Consolidated Financial Statements.

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

The principal executive officer and principal financial officer also conducted an evaluation of internal control over financial reporting ("Internal Control") to determine whether any changes in Internal Control occurred during the quarter ended September 30, 2005 that have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, there has been no such change during the quarter ended September 30, 2005.





PART II.  Other Information


Item 1.  Legal Proceedings

See Note F of Notes to Condensed Consolidated Financial Statements.

Item 4.  Submission of Matters to a Vote of Security-Holders.

At the Company's Annual Meeting of Stockholders held on August 25, 2005, the stockholders voted to elect the seven individuals named below to serve as Directors of the Company and to ratify the appointment of BDO Seidman, LLP as the Company's independent auditors for the fiscal year ending December 31, 2005.

The votes cast by stockholders with respect to the election of Directors were as follows:

                                   Votes Cast                  Votes
Director                              "For"                  Withheld
--------                           ----------                --------

Neil Cole                          26,386,643                 344,744
William Sweedler                   26,711,191                  20,196
Barry Emanuel                      26,394,333                 337,054
Steven Mendelow                    26,501,041                 230,346
Michael Caruso                     26,496,718                 234,669
Michael Groveman                   26,500,170                 231,217
Drew Cohen                         26,499,722                 231,665

The votes cast by stockholders with respect to the ratification of the appointment of BDO Seidman, LLP were as follows:

Votes Cast "For"           Votes Cast "Against"      Votes "Abstaining"
----------------           --------------------      ------------------
26,694,057                       15,210                    22,120

Item 6.  Exhibits

     2.1* Asset Purchase  Agreement dated July 22, 2005 by and among Registrant,
          Joe Boxer Company, LLC, Joe Boxer Licensing, LLC, JBC Canada Holdings, LLC, Joe Boxer Canada, LP, and William Sweedler, David Sweedler, Alan Rummelsburg, Joseph Sweedler and Arnold Suresky. (1)

     2.2* Asset  Purchase  Agreement  dated  September 16, 2005 by and among the
          Registrant, Rampage Licensing LLC, Rampage.com, LLC, Rampage Clothing Company, Larry Hansel, Bridgette Hansel Andrews, Michelle Hansel, Paul Buxbaum and David Ellis. (2)

     4.1 Second Amended and Restated Indenture dated as of July 1, 2005 by and among IP Holdings LLC, as issuer, and Wilmington Trust Company, as Trustee. (1)

     4.2 Third Amended and Restated Indenture dated as of September 1, 2005 by and among IP Holdings LLC, as issuer, and Wilmington Trust Company, as Trustee. (2)

     10.1 Employment Agreement dated as of July 22, 2005 between the Registrant and William Sweedler.

     10.2 Option Agreement dated as of July 22, 2005 between the Registrant and William Sweedler.

     10.3 Employment Agreement dated as of July 22, 2005 between the Registrant and Andrew Tarshis.

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


-----------------------------------------------------------

     *    The  Registrant  has  omitted   certain   schedules  and  exhibits  in
          accordance with Item 601(b)(2) of Regulation S-K and shall furnish the omitted schedules and exhibits to the Commission upon request.

     (1) Incorporated by reference to the applicable exhibit contained in the Registrant's Current Report on Form 8-K filed with SEC on July 28, 2005.

     (2) Incorporated by reference to the applicable exhibit contained in the Registrant's Current Report on Form 8-K filed with SEC on September 22, 2005.

Signatures


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                Iconix Brand Group, Inc.
                                                --------------------------------
                                                (Registrant)


Date     November 14, 2005                      /s/ Neil Cole
         ----------------------------------     --------------------------------
                                                Neil Cole
                                                Chairman of the Board, President
                                                And Chief Executive Officer
                                                (on Behalf of the Registrant)

Date     November 14, 2005                      /s/ Warren Clamen
         ----------------------------------     --------------------------------
                                                Warren Clamen
                                                Chief Financial Officer