Form 10-K
period 2005-12-31
ICONIX BRAND GROUP, INC.
filed 2006-03-21
CIK 857737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

0-10593
(Commission File Number)
ICONIX BRAND GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	11-2481903
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

1450 Broadway, New York, New York 10018
(Address of principal executive offices including zip code)

Registrant's telephone number, including area code: (212) 730-0030
Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.001 Par Value
Preferred Share Purchase Rights

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). □ Yes ☒ No

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of the close of business on June 30, 2005 was approximately $192 million. As of March 1, 2006, 35,648,616 shares of the registrant’s Common Stock, par value $.001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

ICONIX BRAND GROUP, INC. -FORM 10-K

PART I
Item 1. Business

Introduction

Iconix Brand Group, Inc. (the “Company”), which was incorporated in Delaware in 1978 and operated under the name Candie’s, Inc. until July 2005, is a brand management company focused on licensing and marketing a diversified portfolio of its own consumer brands. The Company currently owns five brands, Candie’s®, Bongo®, Badgley Mischka®, Joe Boxer® and Rampage®, which it licenses directly to leading retailers, wholesalers and suppliers for use across a wide range of product categories, including apparel, accessories, footwear, beauty and fragrance, and home, and in a variety of distribution channels, from the mass tier to the luxury market. The Company supports its brands with innovative advertising and promotional campaigns designed to increase brand awareness, and provides its licensees with coordinated design and trend guidance to assist them in maintaining and building brand integrity and appeal. The Company also continues to arrange, as agent, through its wholly-owned subsidiary, Bright Star Footwear, Inc. (“Bright Star”), for the manufacture of footwear products for mass market and discount retailers under their private label brands. Bright Star has no inventory and earns commissions.

The Company’s business strategy is to maximize the value of its brands by entering into strategic licenses with partners that have the responsibility for manufacturing and selling the licensed products. These licensees have been selected based upon the Company’s belief that they will be able to produce and sell top quality products in the categories of their specific expertise and that they are capable of exceeding the minimum sales targets and guaranteed royalties that the Company generally requires from its licensees.

Until recently, the Company designed, procured the manufacture of, and sold footwear and jeanswear under its Candie’s and Bongo trademarks. In 2003, however, the Company made a strategic decision to change its business model and become a licensing company in order to maximize its core competencies in marketing and maximizing brand management. By mid-2004, the Company had licensed out all of its footwear and jeanswear operations and eliminated its entire retail and manufacturing operations and embarked on its strategy of owning, licensing and managing a broad and diversified portfolio of consumer brands. Within the next year, the Company acquired three additional brands: Badgley Mischka in October 2004, Joe Boxer in July 2005 and Rampage in September 2005.

With its new licensing model, the Company has eliminated its inventory risk, substantially reduced its operating exposure, improved its cash flows and net income margins, and benefited from the model’s scalability, which enables the Company to leverage new licenses with its existing infrastructure. The Company’s objective is to capitalize on its brand management expertise and relationships and continue to build a diversified portfolio of consumer brands that generate increasing revenues. To achieve this, the Company intends to continue pursuing organic growth, add new brands to its trademark portfolio, and pursue additional international licensing arrangements. The Company believes that this strategy will permit rapid growth, while simultaneously reducing the risks otherwise associated with dependence upon any one licensee, brand, product category or market.

On December 7, 2004, the Company announced that beginning January 1, 2005, it had changed its fiscal year ending on January 31, to a calendar year beginning on January 1st and ending on December 31st. The change was designed to align the Company’s financial reporting with that of its licensees. As a result, the Company’s prior reporting year, while it commenced on February 1, 2004, ended on December 31, 2004 and was thus reported as an 11-month year (the “11-month Prior Year”). The Company’s current reporting period for its fiscal year ended December 31, 2005 is for the full 12-month period (the “Current Year”).

The Company’s brands

Candie’s

Candie’s is known primarily as a young women’s footwear, apparel and accessories brand and has achieved brand recognition for its sexy and fun image affiliations with celebrity spokespeople. Candie’s is the Company’s legacy trademark and the one upon which its former footwear operations were predominantly based. It was established in 1981 by one of the Company’s predecessor companies, from whom it purchased the brand in 1993. The primary licensee of the Candie’s brand is Kohl’s Department Stores, Inc. (“Kohl’s”), which commenced the roll out of the brand in July 2005 in all of its stores with an 18-category Candie’s line of junior items (the “Kohl’s License”) All product categories will be exclusive to Kohl’s by the beginning of 2007, except optical frames which are licensed to Viva International Group. Inc. (“Viva”). Products range across sportswear, denim, footwear, handbags, intimate apparel and home. Celebrity spokespeople for the Candie’s brand have included Jenny McCarthy, Destiny’s Child, Alyssa Milano, Kelly Clarkson, Ashlee Simpson, Hilary Duff and Ciara.

Bongo

Bongo is a well-known California junior brand sold throughout mid-tier department stores and specialty stores, including Sears, JC Penney and Kohl’s. Founded in 1982 and acquired by the Company in 1998, Bongo has expanded from a denim driven brand into a lifestyle brand with a variety of product categories including footwear, tops, handbags, outerwear, swimwear, jewelry and children’s apparel. Celebrity spokespeople for the Bongo brand have included Liv Tyler, Rachel Bilson, Nicole Richie and the stars of the television reality show, Laguna Beach.

Badgley Mischka

The Badgley Mischka brand is known worldwide as one of the premiere evening wear couture brands, and as a result of the Company’s recent launch of bridge-priced evening wear, is being developed as a life style designer brand. Highly associated with “red carpet” events, Badgley Mischka designs have been worn by such celebrities as Angelina Jolie, Catherine Zeta Jones, Halle Berry and, during the inaugural balls, by President George W. Bush’s daughters. The brand was established in 1988 and acquired by the Company in 2004. The Company has licensed the brand to nine U.S. licensees across the categories of couture eveningwear, bridge apparel, fur, bridal, fragrance, handbags, eyewear, footwear, and hats and cold weather items. Badgley Mischka products are sold in luxury and better department and specialty stores, including Bergdorf Goodman, Saks Fifth Avenue and Bloomingdale’s. Mark Badgley and James Mischka, the founders of the brand, are employees of the Company and continue to provide design inspiration to the Company’s licensee.

Joe Boxer

Joe Boxer is one of the most recognized brands of underwear, loungewear, sleepwear, activewear and home in the U.S. and is known for its irreverent and humorous image and provocative promotional events. The brand was established in 1985 and acquired by the Company in 2005. Since 2001, the Joe Boxer brand has been licensed in the U.S. to Kmart Corporation (“Kmart”), a wholly-owned subsidiary of Sears Holding Corp., under which license (the “Kmart License”) the brand is currently sold exclusively in Kmart stores. Products covered by the license include apparel, apparel accessories and home goods for men, women and children. The Company also licenses the Joe Boxer brand internationally to wholesalers in Canada and Mexico and to a retail store licensee in Northern Europe that markets the brand to better specialty and department stores.

Rampage

Rampage is known as a contemporary/junior women’s sportswear brand. It was established in 1982 and acquired by the Company in September 2005. The Company currently licenses the Rampage brand to 13 U.S. wholesalers in a variety of categories, including sportswear, footwear, outerwear, intimate apparel, fragrance, eyewear and handbags, which are sold through better department stores such as Macy’s. There is also a retail license for use of the Rampage name on approximately 70 mall-based stores. Supermodel Petra Nemcova is currently starring in the Company’s advertising campaign for this brand.

Former operations

In 1993, the Company purchased the Candie’s trademark and certain related licenses from New Retail Concepts, Inc. (“NRC”), a company it later acquired in 1998. Thereafter, the Company commenced designing, manufacturing, selling and marketing Candie’s footwear and building the Candie’s brand into one of the most well-recognized junior footwear brands in the U.S. . As part of its Candie’s operations, the Company also operated Candie’s concept and outlet stores designed to create a distinctive Candie’s environment to showcase the brand and the increasingly broad variety of its products.

During 1995, the Company also commenced designing, procuring the manufacture of, selling and marketing footwear under the Bongo name, which it licensed from Michael Caruso & Co., Inc. (“Caruso & Co”), a well-developed manufacturer and marketer of Bongo jeanswear. The Company acquired Caruso & Co. in 1998. The Company also operated Bright Star, which at that time was an indirect supplier of footwear products for mass market and discount retailers under the private label brands of those retailers or trademarks owned or licensed by the Company.

In 1998, the Company also began to implement a licensing program entering into agreements with third parties for use of the Candie’s brand on fragrance, socks and eyewear, and by forming Unzipped Apparel, LLC (“Unzipped”), with its then 50% joint venture partner, Sweet Sportswear LLC (“Sweet”), for the purpose of marketing and distributing apparel and jeanswear under the Bongo brand. The Company licensed the Bongo trademark to Unzipped for use in the design, manufacture and sale of jeanswear and certain apparel products for a term ending in March 2003, and Sweet was responsible for operating Unzipped’s Bongo jeanswear business.

Subsequently, in April 2002, the Company acquired Sweet’s 50% interest in Unzipped, making it the Company’s wholly- owned subsidiary, and entered into a variety of agreements with Sweet and its affiliates relating to the operations of Unzipped, including a management agreement (the “Sweet Management Agreement”), a supply agreement and a distribution agreement (collectively, the “Sweet Agreements”), for initial terms expiring in January 2005. In August 2004, however, the Company terminated all of its contractual relations with Sweet and its affiliated entities, commenced litigation against them and the individual that controlled them, and, as described below, licensed the Bongo jeanswear operations to a new licensee. See “Item 3. Legal Proceedings.”

Commencing with the Company’s 2002 acquisition of Sweet’s 50% interest in Unzipped and until its termination of the Sweet Agreements in August 2004, the Company’s operations were comprised of two reportable segments: its licensing/commission/footwear segment, which included Candie’s footwear, Bongo footwear, private label footwear, Bright Star’s operations, retail store operations and licensing operations, and its apparel segment, which was comprised of Unzipped’s Bongo jeanswear operations. The activities associated with the apparel product sales segment were discontinued effective with the August 2004 termination of the Company’s relationship with Sweet. See Note 16 of Notes to Consolidated Financial Statements for certain segment information regarding the Company.

Transition to brand management company

In 2003, the Company began to implement the shift in its business model designed to transform it into a brand management company focused solely on the licensing and marketing of its brands and away from the direct design, manufacture, marketing and sale of branded merchandise. The Company’s strategy behind its change in the business model was to maximize its core competencies in marketing and building brand equity, achieve higher returns with limited operating risks, and pursue an aggressive strategy focused on expanding, strengthening and diversifying its portfolio of consumer brands and licenses through organic growth, the acquisition of new brands, and international expansion.

Replacement of Candie’s and Bongo footwear operations with licensing arrangements

The first step in the Company’s transition was to license its footwear operations, which the Company accomplished in May 2003, with respect to both its Candie’s and Bongo footwear operations. The first license was entered into with Kenneth Cole Productions, Inc. (“KCP”), pursuant to which the Company granted KCP the exclusive right to design, manufacture, distribute and sell women’s and kids’ footwear bearing the Bongo trademark (the “Bongo/KCP Footwear License”). The second license that the Company entered into was a license with Steven Madden Ltd (“Steve Madden”), pursuant to which the Company granted Steve Madden the exclusive right to design, manufacture, distribute and sell women’s and kids’ footwear bearing the Candie’s trademark (the “Candie’s/Madden Footwear License”). In connection with the Bongo/KCP Footwear License, the Company immediately ceased all manufacturing and shipping of Bongo footwear, thereby effectively eliminating its operations as they related to the production and distribution of Bongo. With respect to Candie’s footwear products, the Company continued to purchase, ship, sell, warehouse and collect receivables for Candie’s footwear through the end of its fiscal year ended January 31, 2004 (“Fiscal 2004”). As described below, the Company recently amended the Candie’s/Madden Footwear License in conjunction with a multi-category license of the Candie’s brand, including footwear, granted to Kohl’s. See “- Licensing relationships.”

As a result of the granting of the Candie’s and Bongo footwear licenses and the elimination of the Company’s footwear operations, by the end of Fiscal 2004, the Company had closed all of its retail stores, substantially reduced its workforce and closed its office in Valhalla, New York to consolidate its office in New York City.

Replacement of Bongo jeanswear operations with a jeanswear license

The second significant step in the Company’s transition was the licensing of its jeanswear operations, which occurred when the Company entered into a license agreement, effective August 1, 2004, granting the right to design, manufacture, distribute and sell Bongo jeanswear to TKO Apparel Licensing, Inc. (“TKO”) (the “Bongo Jeanswear License”). The Company also engaged TKO to manage the transition of Unzipped’s Bongo jeanswear business to a license. In November 2004, TKO assigned all of its rights in connection with the management agreement, as well as the Bongo Jeanswear License, to its affiliate, Bongo Apparel, Inc. (“BAI”).  In connection with the Bongo Jeanswear License and this transition, the designees of TKO purchased one million shares of the common stock of the Company at a price of $2.20 per share. In a separate transaction, TKO agreed to lend Unzipped up to $2.5 million. As of December 31, 2004, the loan balance was $2.5 million, which the Company repaid in 2005.

Following the Company’s August 2004 termination of the Sweet Agreements, BAI completed the transition of Unzipped by the end of 2004 and commenced shipping Bongo jeanswear under the Bongo Jeanswear License as of January 1, 2005. As a result, during 2005, Unzipped sold no Bongo products. During the 11-month Prior Year, Unzipped sold its jeanswear products to a variety of mid-tier department store accounts in the United States, including May Co., Sears, JC Penney, and Goody’s. During that period, JC Penney accounted for more than 10% of the Company’s consolidated net revenues relating to Bongo jeanswear.

Commencement of brand portfolio expansion

Following the Company’s replacement of its footwear and jeanswear operations with licensing arrangements, the Company actively commenced the expansion portion of its new business model in furtherance of its goal of becoming a leading brand management company with a broad and diversified portfolio of quality consumer brands. Between October 2004 and September 2005, the Company acquired three additional brands as described below:

Badgley Mischka. In October 2004, the Company acquired the principal assets of B.E.M. Enterprise, Ltd., the holding company for the Badgley Mischka designer business, from its parent company, Escada U.S.A. The purchased assets included the Badgley Mischka trademark, two existing licenses and the rights to operate the existing Badgley Mischka retail store located on Rodeo Drive in Beverly Hills, California. The purchase price for the transaction was $950,000, which the Company paid with its issuance of 214,981 shares of the common stock of the Company. With the purchase of Badgley Mischka, the Company added the luxury channel to the channels in which products bearing its brands were distributed and the designers Mark Badgley and James Mischka as employees of the Company.

Joe Boxer. In July 2005, the Company acquired the principal assets of Joe Boxer Company, LLC and three of its affiliated companies. The purchased assets included the Joe Boxer trademark, the Kmart License, and a number of international license agreements. The acquisition of the Joe Boxer brand added the mass tier to the channels within which licensed products bearing the Company’s brands are distributed, as well as men’s and boys’ items to the mix of products being offered. The aggregate purchase price paid was $88.9 million, including $40.8 million in cash, 4.35 million shares of the common stock of the Company, valued at $36.2 million, and an assumption of a debt payable to Kmart in the amount of approximately $10.8 million. As part of the acquisition, the Company also acquired the services of three employees: William Sweedler, who now serves as the Company’s executive vice president, a member of its board of directors, and president of its Joe Boxer division, Andrew Tarshis, who joined as senior vice president and associate counsel of the Company, and the brand’s creative director.

Rampage. In September 2005, the Company acquired the principal assets of Rampage Licensing, LLC, including the Rampage trademark and 12 wholesale licenses for a variety of apparel, accessories, fragrance, swimwear, outerwear and handbags, including one with Charlotte Russe Holdings, Inc., which entity operates over 70 mall-based retail stores bearing the Rampage name. The aggregate purchase price for the acquisition was $47.4 million, including $26.2 million in cash and 2,171,336 shares of the common stock of the Company, which were valued at approximately $20.15 million. Pursuant to the transaction, the Company granted the license for the core sportswear category to one of the sellers (and founder of Rampage), who formed a new entity to become the core sportswear licensee.

Change in Bright Star’s business practice

In addition to licensing and marketing its brands, the Company continues to operate Bright Star. In January 2005, Bright Star ceased acting as the indirect supplier or conduit of goods for its customers and began acting solely as agent on their behalf. Thus, while Bright Star continues to give design direction and arrange for the manufacture and distribution by third parties of men's footwear for its discount and specialty retailer customer base, it does so now only as agent, thereby eliminating the risks associated with ownership of the goods. As a consequence, the related revenues are now presented as net commission revenue as opposed to sales revenues for products with related cost of goods, as was presented prior to January 1, 2005.

Licensing relationships

The Company’s business strategy is to maximize the value of its brands by entering into strategic licenses with partners who have the responsibility for manufacturing and selling the licensed products. The Company licenses its brands with respect to a broad range of product categories, including, apparel, footwear, accessories and other fashion products, home furnishings, beauty and fragrance. The Company seeks licensees with the ability to produce and sell quality products in their licensed categories and the demonstrated ability to meet and exceed minimum sales thresholds and royalty payments to the Company.

Typically, the Company’s licenses require the licensee to pay the Company royalties based upon net sales and guaranteed minimum royalties in the event that net sales do not reach certain specified targets. The Company’s licenses also typically require the licensee to pay to the Company certain minimum amounts for the advertising and marketing of the respective licensed brand. As of December 31, 2005, the Company had over 50 royalty-producing licenses with respect to its five brands.

The Company believes that the coordination of the brand is presentation across product categories is crucial to maintaining the strength and integrity of its brands. Accordingly, the Company typically maintains the right in its licenses to preview and approve all product, packaging and presentation of the licensed brand. Typically, prior to each season, representatives of the Company supply licensees with trend guidance as to the “look and feel” of the current trends for the season, including colors, fabrics, silhouettes and an overall style sensibility, and then work to coordinate the licensed products across the categories to ensure cohesiveness of the brand’s overall presentation in the market place. Thereafter, the Company obtains and approves (or objects and requires modification to) product and packaging provided by each licensee on an on-going basis. In addition, the Company communicates with its licensees throughout the year to obtain and review reporting of sales and the calculation and payment of royalties. The Company also obtains and reviews information as to the licensees’ sales and forecasts, so as to permit the Company to determine at various times during each quarter whether its licensees’ business and revenues are consistent with the Company projections for revenue and advertising expenditures for each brand.

The Company’s licenses are either directly with a single exclusive retailer for a wide range of products or with several individual entities each for a specific category of products. The Company also has a limited number of, and expects as it grows internationally that it will have more, geographic or territorial licenses, which focus primarily on the permitted territory and cover both a wide retail distribution and multiple product categories.

In the Current Year, the Company’s two largest revenue producing licenses are the Kohl's License and the Kmart License:

Kohl’s License

In December 2004, the Company entered into the Kohl’s License, which was subsequently amended in February 2005 (the “Kohl’s License”). Pursuant to the Kohl’s License, the Company granted Kohl's the exclusive right to design, manufacture, sell and distribute a broad range of products under the Candie’s trademark, including women's, juniors' and children's apparel, accessories (except prescription eyewear), beauty and personal care products, home accessories and electronics. Kohl's was also granted the non-exclusive right to sell footwear and handbags bearing the Candie’s brand through December 31, 2006, which rights become exclusive to Kohl's on January 1, 2007. The initial term of the Kohl’s License expires on January 29, 2011, subject to Kohl's option to renew it for up to three additional terms of five years, each contingent on Kohl's meeting specified performance and minimum sale standards. The agreement also contains certain minimum royalties that Kohl's is obligated to pay the Company. The revenue generated from this contract totaled 14.5% of the Company’s total overall revenue in the Current Year. Kohl's is also obligated to pay the Company an advertising royalty equal to 1% of net sales each contract year.

In connection with the Kohl’s License, the Company amended the Candie’s/Madden Footwear License, which had an original termination date of December 31, 2009, and its existing handbag license agreement with LaRue Distributors, Inc. (“LaRue”), which had an original termination date of December 31, 2007, to accelerate their termination dates to December 31, 2006 in order to provide Kohl’s with the exclusive rights to footwear and handbags commencing as of January 1, 2007. In connection with these amendments, the Company has agreed to make certain payments to Steve Madden and LaRue in the event that Kohl’s fails to use Steve Madden as a supplier of its Candie’s shoes and/or purchases less than designated amounts of Candie’s footwear from Steve Madden through January 2011 or fails to use LaRue as a supplier of its Candie’s handbags and/or purchases less than designated amounts of Candie’s handbags from LaRue through December 2010. Kohl’s continues to use Steve Madden and La Rue as their suppliers in the respective categories of footwear and handbags and therefore there are no contingencies as of December 31, 2005.

The only product category with respect to which Kohl’s will not have exclusive rights to the Candie’s brand as of January 1, 2007 is prescription eyewear, which is sold predominantly in doctors’ offices and has been licensed to Viva since 1998.

Kmart License

As part of the Joe Boxer brand acquisition, the Company acquired the Kmart License.   Pursuant to this license, which commenced in August 2001, Kmart (now Sears Holding Corp.) was granted the exclusive right to manufacture, market and sell through Kmart stores located in the U.S., its territories and Puerto Rico a broad range of products under the Joe Boxer trademark, including men’s, women’s and children’s underwear, apparel, apparel-related accessories, footwear and home products.  The initial term of the Kmart license expires on December 31, 2007, subject to renewal.   The Kmart License provides for guaranteed minimum royalty payments of $19 million each year for the calendar years 2006 and 2007. The revenue generated from this contract totaled 27.9% of the Company’s overall revenue in the Current Year.

Marketing

The Company believes that advertising to promote and enhance its brands is a critical part of maximizing the brands’ equity. A majority of the Company’s license agreements require the Company to advertise its respective brands in exchange for the licensees’ payment of an advertising royalty. In certain cases, the Company’s licensees will decide to supplement the marketing of the Company’s brands by performing additional advertising, either through trade or cooperative sources or, in the case of Kohl’s, by supplementing the Company’s media buy with additional rotations, which results in materially higher than contractually obligated marketing spending and product exposure.

The Company believes that its innovative advertising campaigns featuring celebrities and performers in the music and entertainment industry have resulted in increased consumer awareness of its brands and sales of products sold thereunder. Because of the Company’s well-developed relationships with celebrities, performers, agents, magazine publishers and the media, the Company has been able to leverage advertising dollars into successful public relations campaigns that reach tens of millions of consumers. Over the past few years, the Company has had successful marketing partnerships for its various brands with celebrities in the entertainment and music industries such as Destiny’s Child, the Olsen twins, Hilary Duff, Kelly Clarkson, Ashlee Simpson, Liv Tyler, Nicole Richie, Petra Nemcova and the stars of the popular reality television show Laguna Beach. In addition, the Company’s luxury Badgley Mischka designs have been represented at glamorous Hollywood events by celebrities such as Angelina Jolie, Catherine Zeta Jones, Kate Winslet and Halle Berry. The Company believes that these spokespeople help represent the distinctive and powerful image of the brands to the consumer and drive higher sales and licensing revenue. Joe Boxer, on the other hand, is known not for its celebrity endorsements, but rather for its irreverent advertisements and provocative brand events and promotions that have featured the iconic smiley face and “dancing guy,” among other humorous themes. The Company supports this brand with targeted programs designed to capitalize on the brand’s history while keeping it edgy.

The Company has organized its marketing team in a manner that it believes best promotes the ability to develop innovative and creative marketing and provide brand support, and which structure can be leveraged for future acquisitions. Typically, each brand is staffed with a brand manager and fashion and product development director, who work closely with the creative and graphic groups in the advertising department. Although each brand’s creative direction and image is developed independently, the entire creative team meets together on a regular basis to share ideas that might work across brand lines. Licensees are then provided information both through group meetings and individual sessions, as well as through access to secure intranet sites, where creative ideas, brand marketing campaigns and graphics are accessible and easy to download and use in an authorized manner.

The Company’s advertising expenditures for each of its brands are dedicated largely to creating and developing concepts, reaching appropriate arrangements with key celebrities, getting product placement in a maximum number of locations targeted to reach consumers, developing sweepstakes and media contests, running Internet advertisements and promoting public relations events, often featuring personal appearances and concerts, and other types of events. The Company’s advertisements have appeared in fashion magazines such as Cosmopolitan, InStyle, Seventeen and Glamour, popular lifestyle and entertainment magazines such as Us, In Touch and Teen People, and in newspapers and on outdoor billboards. The Company also uses television commercials to promote its brands, partnering with its licensees to create and air commercials that will generate excitement for its brands with consumers.

Design direction

In addition to its advertising and marketing campaigns, the Company also supports its brands by providing its licensees with design direction and trend guidance and by coordinating the brand across licensees and/or product categories. The Company’s design direction personnel have extensive experience in understanding, interpreting and determining the most current trends and then helping its licensees to translate these concepts into stylish products that appeal to their target markets and maximize sales. Typically, the Company’s design direction team will supply the licensees with a trend guide, including colors, fabrics, silhouettes and an overall style sensibility, for each product season and then work individually with each licensee to ensure that products bearing the Company’s brands are consistent with these overall themes and are being presented in a manner that is cohesive throughout and across each product category. It is with these trends and themes in mind that the Company then develops each season’s advertising and marketing campaigns, using them to capture the essence of the specific brand so as to present the brand in a manner best suited to achieve its maximum positive exposure. The Company employs Mark Badgley and James Mischka, the designers who created the Badgley Mischka brand, who continue to design the couture creations for the brand in conjunction with the licensee for such products.

Website

The Company maintains a website at www.iconixbrand.com, which provides a wide variety of information on each of its brands, including brand books and current advertising campaigns. The Company also makes available free of charge on its website periodic reports filed with the Securities and Exchange Commission under applicable law as soon as reasonably practicable after it files such material. In addition, the Company has established an intranet with approved vendors and service providers who can access additional materials and down load them through a secure network. It also maintains, in some cases through its licensees, sites for each of the Company’s brands, www.candies.com, www.bongo.com, www.badgleymischka.com, www.joeboxer.com and www.rampage.com. The information regarding the Company’s website address and/or those established for its brands is provided for convenience, and the Company is not including the information contained on those websites as part of, or incorporating it by reference into, this Annual Report on Form 10-K.

The Company’s website also contains information about its history, investor relations, governance and links to access copies of its publicly filed documents.

Competition

The Company’s brands are all subject to extensive competition by numerous domestic and foreign brands. Each of its brands has numerous competitors within each of its specific distribution channels that span the apparel industry. For example, while Candie’s may compete with LEI in the mid-tier jeanswear business, Joe Boxer competes with Hanes, Calvin Klein and Jockey with respect to underwear in the mass tier, and Badgley Mischka competes with Vera Wang in the couture bridal category. These competitors have the ability to compete with the Company’s licensees in terms of fashion, quality, price and/or advertising.

The Company’s degree of success is dependent on the image of its brands to the consumer and its licensees’ ability to design, manufacture and sell products bearing its brands. Companies such as Cherokee Inc., Mossimo and Martha Stewart Living Omnimedia Inc. have, and other companies owning established trademarks may also decide, to enter into similar licensing arrangements with retailers. Similarly, the retailers to which the Company may want to license these brands may decide themselves to purchase brands instead of entering into license agreements with the Company, especially agreements with guaranteed royalties.

Trademark registrations

IP Holdings, LLC (“IP Holdings”), one of the Company’s wholly owned subsidiaries, owns the Candie’s, Bongo, Joe Boxer and Rampage trademarks, and Badgley Mischka Licensing LLC (“Badgley Mischka Licensing”), another of its wholly-owned subsidiaries, owns the Badgley Mischka brand, each in connection with numerous categories of goods. These trademarks are registered or pending registration with the United States Patent and Trademark Office in both block letter and logo formats, as well as a variety of ancillary marks for use with respect to, depending on the brand, a variety of product categories, including footwear, apparel, fragrance, handbags, watches and various other goods and services, including in some cases, home furnishings and electronics. The Company intends to renew these registrations as appropriate prior to expiration. In addition, from time to time, IP Holdings and Badgley Mischka Licensing register their trademarks in other countries and regions, including Canada, Europe, South and Central America and Asia.

The Company monitors on an ongoing basis unauthorized filings of its trademarks, and it relies primarily upon a combination of trademark, know-how, trade secrets and contractual restrictions to protect its intellectual property rights both domestically and internationally.

Employees

As of March 10, 2006, the Company had a total of 39 employees, 28 in the licensing and corporate area, six at Bright Star and five at the Badgley Mischka division. Of these 39 employees, seven are executives, two are designers and the remainder are middle management, marketing, brand, design and administrative personnel. None of the Company’s employees is represented by a labor union. The Company considers its relations with its employees to be satisfactory.

Item 1.A. Risk Factors

We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially adversely affect our operations. The following highlights some of the factors that have affected, and in the future could affect, our operations:

Until recently we incurred losses on a consistent basis and we may not be able to sustain profitability in the future.

Although in connection with our new business model we have recorded net income of $15.9 million for the Current Year (including a non-cash tax benefit of $5.0 million) and $241,000 for the 11-month Prior Year, prior to our transition to a licensing company, we consistently sustained net losses, including, in the fiscal years ended January 31, 2004, 2003 and 2002, net losses of $11.3 million, $3.9 million and $2.3 million, respectively. We cannot guarantee that we will continue to be profitable in the future.

Our current business model is new and our operating history as a licensing and brand management company is limited, which makes it difficult to evaluate our current business and future prospects.

We began our transition in 2003 from a procurer of manufacturing, seller and marketer of footwear and jeanswear products to a licensing company that owns, licenses and manages its own consumer brands, and only completed our elimination of our retail and manufacturing operations in mid-2004. We have, therefore, only operated solely as a licensing and brand management company for one year, making it difficult to evaluate our ability to successfully manage and grow our business long-term. Furthermore, our business model depends on a number of factors for its continued success, including the continued market acceptance of our brands, the production of quality products by our licensees and the expansion of our brand portfolio through the growth of our existing brands and the acquisition of additional brands. While we have sought to diversify our brand portfolio and thereby protect our company from the failure of any one brand or market segment, and believe that we will be able to grow organically through the development of our existing brands, through the acquisition of new brands, and by expanding internationally, we cannot guarantee the continued success of our business.

The failure of our licensees to adequately produce, market and sell products bearing our brand names in their license categories could result in a decline in our results of operations.

We are no longer directly engaged in the sale of branded products and, consequently, our revenues are now almost entirely dependent on royalty payments made to us under our licensing agreements. Although the licensing agreements usually require the advance payment to us of a portion of the licensing fees and provide for guaranteed minimum royalty payments to us, the failure by our licensees to satisfy their obligations under these agreements or their inability to operate successfully or at all, would result in the early termination of such agreements, thereby eliminating some or all that stream of revenue. Moreover, during the terms of the license agreements, we are substantially dependent upon the abilities of our licensees to maintain the quality and marketability of the products bearing our trademarks, as their failure to do so could materially tarnish our brands, thereby harming our future growth and prospects. In addition, the failure of our licensees to meet their production, manufacturing and distribution requirements could cause a decline in their sales and potentially decrease the amount of royalty payments (over and above the guaranteed minimums) due to us and thus also decrease our potential revenues. Moreover, the failure by licensees of several of our material agreements to meet their financial obligations to us could jeopardize our ability to meet the debt service coverage ratio required in connection with the asset-backed notes issued by our subsidiary, IP Holdings, which would give the note holders the right to foreclose on the Candie’s, Bongo, Joe Boxer and Rampage trademarks and other related intellectual property assets securing such debt.

Our business is dependent on continued market acceptance of our Candie’s, Bongo, Badgley Mischka, Joe Boxer and Rampage trademarks and the products of our licensees bearing these brands.

We are dependent on licenses of our trademarks to third party manufacturers and marketers of products bearing those marks and on the ultimate sale of such products by our licensees for substantially all of our revenues. Although our licensees guarantee minimum net sales and minimum guaranteed royalties to us, a failure of our trademarks or of products utilizing our trademarks to achieve or maintain market acceptance could reduce our licensing revenues, thereby negatively impacting our cash flow. Such failure could also cause the devaluation of our trademarks, which are our primary assets, making it more difficult for us to renew our current licenses upon their expiration or enter into new or additional licenses for our trademarks. Continued market acceptance of our trademarks and our licensees’ products, as well as market acceptance of any future products bearing our trademarks, is subject to a high degree of uncertainty, made more so by constantly changing consumer tastes and preferences. Maintaining market acceptance for our licensees’ products and creating it for new products and categories of products bearing our marks will require our continuing and substantial marketing and product development efforts, which may from time to time, also include our expenditure of significant additional funds, to keep pace with changing consumer demands. Additional marketing efforts and expenditures may not, however, result in either increased market acceptance of, or additional licenses for, our trademarks or increased market acceptance, or sales, of our licensees’ products.

A substantial portion of our licensing revenues are concentrated with two retailers such that the loss of either such licensee could decrease our revenue and impair our cash flows.

Our two largest licenses, together representing 42.5% of our total revenue, are each a single retailer license. The Kohl’s License currently gives Kohl’s the exclusive U.S. license with respect to the Candie’s trademark for a wide variety of categories of products, including women’s junior and children’s apparel, accessories (except shoes and handbags, which are currently licensed to it on a non-exclusive basis but which will become part of its exclusive license in January 2007, and prescription eyewear), beauty and personal care products, home accessories and electronics for an initial term expiring in January 2011. Our license agreement with Sears grants the exclusive U.S. license of the Joe Boxer trademark for men’s, women’s and children’s apparel, apparel-related accessories, footwear and home products for an initial term expiring in December 2007. Because we are dependent on these two licensees for a significant portion of our licensing revenue, if either Kohl’s or Kmart (which came out of bankruptcy in May 2003 and is currently owned by Sears Holding Corp.) were to have financial difficulties affecting its ability to make guaranteed payments or cease to operate before the expiration of its license agreement, or if the licensee decides not to renew the existing agreement with us, our revenue and cash flows could be reduced substantially. Moreover, since Kmart’s bankruptcy in 2002, Kmart has not approached the sales levels of Joe Boxer products needed to trigger royalties payments in excess of its guaranteed minimums, and, if it does not renew its license at the end of 2007, we could suffer disruption in our revenue stream for the Joe Boxer brand until we enter into one or more replacement licenses.

If we are unable to identify and successfully acquire additional trademarks, our growth will be limited, and, even if they are acquired, we may not realize planned benefits due to integration or licensing difficulties.

A key component of our growth strategy is the acquisition of additional trademarks in product categories and/or channels that are complementary to, and provide us further diversification with respect to, those of our existing trademark portfolio. If competitors pursue our licensing model, acquisitions could become more expensive and suitable acquisition candidates more difficult to find. In addition, even if we are successful in acquiring additional trademarks, we may not be able to achieve or maintain profitability levels that justify our investment in, or realize planned benefits with respect to, those additional brands. Although we seek to temper our acquisition risks by following acquisition guidelines relating to the existing strength of the brand, diversification benefits to us, its potential licensing scale and the projected rate of return on our investment, acquisitions, whether they be of additional intellectual property assets or of the companies that own them, entail numerous risks, any of which could have a detrimental effect on our results of operations and/or the value of our equity. These risks include, among others:

•	unanticipated costs;

•	negative effects on reported results of operations from acquisition related charges and amortization of acquired intangibles;

•	diversion of management’s attention from other business concerns;

•	the challenges of maintaining focus on, and continuing to execute, core strategies and business plans as our brand and license portfolio grows and becomes more diversified;

•	adverse effects on existing licensing relationships; and

•
risks of entering new licensing markets (whether it be with respect to new licensed product categories or new licensed product distribution channels) or markets in which we have limited prior experience.

Our ability to grow through the acquisition of additional trademarks will also be dependent on the availability of capital to complete the necessary acquisition arrangements. We intend to finance our brand acquisitions through some combination of our available cash resources, bank financing, the issuance of equity, and/or additional debt securities. Acquiring additional trademarks could have a significant effect on our financial position, and could cause substantial fluctuations in our quarterly and yearly operating results. Also, acquisitions could result in the recording of significant goodwill and intangible assets on our Company’s financial statements, the amortization or impairment of which would reduce our reported earnings in subsequent years.

Our existing and future debt obligations could impair our liquidity and financial condition, and, in the event we are unable to meet our debt obligation, we could lose title to our trademarks.

As of December 31, 2005, we had total consolidated long-term debt of approximately $99.1 million and had a working capital deficit of $4.4 million. At December 31, 2005, we had approximately $88.8 million principal outstanding on seven-year asset backed notes issued by our subsidiary, IP Holdings. The payment of the principal and interest on the notes is made from amounts received by IP Holdings under license agreements with the various licensees of its intellectual property assets, all of which assets also serve as security under the notes. In addition, in connection with our acquisition, in April 2002, of the other half of Unzipped , which made it one of our wholly owned subsidiaries, we issued to Sweet, an $11.0 million principal amount senior subordinated note (the “Sweet Note”). The principal amount of the Sweet Note was reduced to approximately $2.9 million at December 31, 2005 as a result of certain shortfalls in the net income of Unzipped previously guaranteed by Sweet in the agreement under which, until August 2004, it served as Unzipped’s manager. We are involved in litigation with Sweet and certain of its affiliates with respect to these shortfalls and other matters pertaining to Unzipped. We may also incur additional debt in the future to fund a portion of our capital requirements and to fund acquisitions. Our debt obligations:

•	could impair our liquidity;

•	could make it more difficult for us to satisfy our other obligations;

•
require us to dedicate a substantial portion of our cash flow to payments on our debt obligations, which reduces the availability of our cash flow to fund working capital, capital expenditures and other corporate requirements;

•	could impede us from obtaining additional financing in the future for working capital, capital expenditures, acquisitions and general corporate purposes; and

•	make us more vulnerable in the event of a downturn in our business prospects and could limit our flexibility to plan for, or react to, changes in our licensing markets.

•	place us at a comparative disadvantage as to our competitors who have less debt.

While we believe that by virtue of the minimum royalty payments due to us under our licenses we will generate sufficient revenues from our licensing operations to satisfy our obligations for the foreseeable future, in the event that we were to fail in the future to make any required payment under agreements governing our indebtedness or fail to comply with the financial and operating covenants contained in those agreements, we would be in default as regards to that indebtedness. A debt default could significantly diminish the market value and marketability of our common stock and could result in the acceleration of the payment obligations under all or a portion of our consolidated indebtedness. In the case of IP Holdings’ asset backed notes, it would also enable the holders of such notes to foreclose on the assets securing such notes, including the Candie’s, Bongo, Joe Boxer and Rampage trademarks.

Our licensees are subject to risks and uncertainties of foreign manufacturing that could interrupt their operations or increase their operating costs, thereby impacting their ability to deliver goods to the market, reduce or delay their sales and decrease our potential royalty revenues.

Substantially all of the products sold by our licensees are manufactured overseas. There are substantial risks associated with foreign manufacturing, including changes in laws relating to quotas, and the payment of tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, any of which could increase our licensees’ operating costs, making their licensing arrangements with us less attractive to them. Our licensees also import finished products and assume all risk of loss and damage with respect to these goods once they are shipped by their suppliers. If these goods are destroyed or damaged during shipment, the revenues of our licensees, and thus our royalty revenues, could be reduced as a result of the licensees’ inability to deliver or their delay in delivering finished products to their customers.

Because of the intense competition within our licensees’ markets and the strength of some of the competitors, we and our licensees may not be able to continue to compete successfully.

Currently, most of our trademark licenses are for products in the apparel, footwear and fashion industries. These industries are extremely competitive in the United States and our licensees face intense and substantial competition with respect to their product lines bearing our brands. In general, competitive factors include quality, price, style, name recognition and service. In addition, the presence in the marketplace of various fads and the limited availability of shelf space can affect competition for our licensees’ products. Many of the competitors of our licensees have greater financial, distribution, marketing and other resources than our licensees and have achieved significant name recognition for their brand names. Our licensees may be unable to successfully compete in the markets for their products, and we may not be able to continue to compete successfully with respect to our licensing arrangements.

Our failure to protect our proprietary rights could compromise our competitive position and decrease the value of our brands.

We own federal trademark registrations for our brands that are vital to the success and further growth of our business and which we believe have significant value. We monitor on an ongoing basis unauthorized filings of our trademarks, and rely primarily upon a combination of trademark, know-how, trade secrets and contractual restrictions to protect our intellectual property rights. We believe that such measures afford only limited protection and, accordingly, there can be no assurance that the actions taken by us to establish and protect our trademarks and other proprietary rights will prevent infringement of our intellectual property rights by others, or prevent the loss of licensing revenue or other damages caused therefrom. Despite our efforts to protect our intellectual property rights, unauthorized parties may attempt to copy aspects of our intellectual property, which could harm the reputation of our brands, decrease their value and/or cause a decline in the sales of our licensees and thus our revenues. In the future, we may be required to assert infringement claims against third parties, and there can be no assurance that one or more parties will not assert infringement claims against us. Any resulting litigation could result in significant expense to us, and divert the efforts of our management personnel, whether or not such litigation is determined in our favor. In addition, to the extent that any of our trademarks were ever deemed to violate the proprietary rights of others, we would be prevented from using them, which could cause a termination of our licensing arrangements, and thus our revenue stream, with respect to those trademarks. It could also result in a judgment or monetary damages being levied against us.

We are dependent upon our president and other key executives. If we lose the services of these individual, we may not be able to fully implement our business plan and future growth strategy, which would harm ours business and prospects.

Our successful transition from a manufacturer and marketer of footwear and jeanswear to a licensor of intellectual property is largely due to the efforts of Neil Cole, our president, chief executive officer and chairman. Our continued success is largely dependent upon his continued efforts and those of the other key executives he has assembled. Although we have entered into an employment agreement with Mr. Cole, expiring in December 31, 2007, as well as employment agreements with other of our key executives, there is no guarantee that we will not lose their services. To the extent that any of their services become unavailable to us, we will be required to hire other qualified executives, and we may not be successful in finding or hiring adequate replacements. This could impede our ability to fully implement our business plan and future growth strategy, which would harm our business and prospects. As we grow, our success will also be dependent upon our ability to hire and retain additional qualified marketing and product development personnel to raise consumer awareness of the brand names we acquire and help our licensees maintain the freshness of their product lines and meet market trend expectations. We may not be able to hire or retain such necessary personnel.

We are currently in litigation that could negatively impact our financial result.

We are currently a plaintiff and cross-defendant in a litigation pending in California state court involving our wholly-owned subsidiary, Unzipped, and a defendant in a litigation pending in federal district court in New York involving a former supplier. Even if we prevail on all counts in these actions, the costs of these litigations have been and are expected to continue to be high. They are not only expensive but time consuming to pursue and defend, thereby diverting our available cash and personnel resources from other business affairs. Moreover, if we are ultimately required to pay the monetary damages sought by the cross-complainants in the California action and the plaintiff in the New York action, or if it is adjudicated that our contractual rights concerning Unzipped are invalid, our operating results and profitability could be substantially reduced.

We have a material amount of goodwill and other intangible assets, including our trademarks, recorded on our balance sheet. If, as a result of changes in market conditions and declines in the estimated fair value of these assets,, we are in the future required to write down a portion of this goodwill and other intangible assets, such write down would, as applicable, either decrease our profitability or increase our net loss.

As of December 31, 2005, goodwill represented approximately $33 million, or 15% of our total assets, and other intangible assets represented approximately $139.3 million, or 64% of our total assets. Goodwill is the amount by which the costs of an acquisition accounted for using the purchase method exceed the fair value of the net assets acquired. We adopted Statement of Financial Accounting Standard No. 142, or SFAS No. 142, entitled “Goodwill and Other Intangible Assets” in its entirety, on February 1, 2002. Under SFAS No. 142, goodwill and indefinite lived intangible assets, including some of our trademarks, are no longer amortized, but instead are subject to impairment evaluation based on the related estimated fair values, with such testing to be done at least annually. While, to date, no impairment write-downs have been necessary, any write-down of goodwill or intangible assets resulting from future periodic evaluations would decrease our net income and those decreases could be material.

The market price of our common stock has been, and may continue to be, volatile, which could reduce the market price of our common stock.

The publicly traded shares of our common stock have experienced, and are likely to experience in the future, significant price and volume fluctuations. This market volatility could reduce the market price of our common stock, regardless of our operating performance. In addition, the trading price of our common stock could change significantly over short periods of time in response to actual or anticipated variations in our quarterly operating results, announcements by us, our licensees or our respective competitors, factors affecting the licensees’ markets generally or changes in national or regional economic conditions, making it more difficult for shares of our common stock to be sold at a favorable price or at all. The market price of our common stock could also be reduced by general market price declines or market volatility in the future or future declines or volatility in the prices of stocks for companies in the trademark licensing business or companies in the industries in which our licensees compete.

Future sales of shares of our common stock may cause the prevailing market price of our shares to decrease.

We issued a substantial number of shares of common stock that are eligible for resale under Rule 144 of the Securities Act and that may become freely tradable. We have also already registered a substantial number of shares of common stock that are issuable upon the exercise of options and warrants and have registered for resale a substantial number of restricted shares of common stock issued in connection with our acquisitions. If the holders of our options and warrants choose to exercise their purchase rights and sell the underlying shares of common stock in the public market, or if holders of currently restricted shares of our common stock choose to sell such shares in the public market under Rule 144 or otherwise, the prevailing market price for our common stock may decline. The sale of shares issued upon the exercise of our derivative securities could also further dilute the holdings of our existing stockholders. In addition, future public sales of shares of our common stock could impair our ability to raise capital by offering equity securities.

Changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our results.

Our future effective tax rates could be adversely affected by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws or interpretations thereof. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. We cannot guarantee that the outcomes from these continuous examinations will not harm our operating results and financial conditions.

Provisions in our charter and in our share purchase rights plan and Delaware law could make it more difficult for a third party to acquire us, discourage a takeover and adversely affect our existing stockholders.

Certain provisions of our certificate of incorporation and our share purchase rights plan, either alone or in combination with each other, could have the effect of making more difficult, delaying or deterring unsolicited attempts by others to obtain control of our company, even when these attempts may be in the best interests of our stockholders. Our certificate of incorporation authorizes 75,000,000 shares of common stock to be issued. Based on our outstanding capitalization at December 31, 2005, after assuming the exercise of all outstanding options and warrants, there are still a total of 31,069,000 shares of common stock available for issuance by our board of directors without stockholder approval. Our certificate of incorporation also authorizes our board of directors, without stockholder approval, to issue up to 5,000,000 shares of preferred stock, in one or more series, which could have voting and conversion rights that adversely affect or dilute the voting power of the holders of our common stock, none of which has been issued to date. And, under our share purchase rights plan, often referred to as a “poison pill,” if anyone acquires 15% or more of our outstanding shares, all of our stockholders (other than the acquirer) have the right to purchase additional shares of our common stock for a fixed price. We are also subject to the provisions of Section 203 of the Delaware General Corporation Law, which could prevent us from engaging in a business combination with a 15% or greater stockholder for a period of three years from the date it acquired that status unless appropriate board or stockholder approvals are obtained.

These provisions could deter unsolicited takeovers or delay or prevent changes in control or management of our company, including transactions in which stockholders might otherwise receive a premium for their shares over the then current market price. These provisions may also limit the ability of stockholders to approve transactions that they may deem to be in their best interests.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The Company currently occupies approximately 14,359 square feet of office space on the 4th floor at 1450 Broadway, New York, New York, 10018, pursuant to a lease that expires on June 2, 2007. The current lease for this space has an annual rental of $373,332, or $31,111 per month.

During the Current Year, the Company also paid rent in the amount of $276,000 on the Badgley Mischka retail store in Beverly Hills, CA, which is operated for the Company under a license agreement. The Company’s current lease for this store has a monthly rent of $23,000 and expires on November 6, 2006.

Bright Star currently occupies approximately 2,269 square feet of office space located at 111 Howard Boulevard, Suite 206, Mt. Arlington, NJ 07856, pursuant to a lease that expires on March 31, 2007. The current lease for this space has an annual rental of $38,573 or $3,214 per month.

Item 3. Legal Proceedings

Unzipped litigation

On August 5, 2004, the Company, along with its subsidiaries, Unzipped, Caruso & Co. and IP Holdings (collectively, “Plaintiffs”), commenced a lawsuit in the Superior Court of California, Los Angeles County, against Unzipped's former manager, former supplier and former distributor, Sweet, Azteca Production International, Inc, (“Azteca”) and Apparel Distribution Services, LLC (“ADS”), respectively; and a principal of these entities and former member of the Company’s Board of Directors, Hubert Guez (collectively, “Defendants”). Plaintiffs amended their complaint on November 22, 2004. In the amended complaint, Plaintiffs allege that Defendants fraudulently induced them to purchase Sweet's 50% interest in Unzipped for an inflated price, that Sweet and Azteca committed material breaches of the Sweet Agreements, and that Mr. Guez materially breached his fiduciary obligations to the Company while serving as a member of its Board of Directors. Also, Plaintiffs allege that Defendants have imported, distributed and sold goods bearing the Company’s Bongo trademarks in violation of federal and California law. Plaintiffs seek damages in excess of $50 million. Defendants filed a motion to dismiss certain of the claims asserted by the Plaintiffs in the amended complaint, which was denied by the Court in its entirety on February 7, 2005.

On March 10, 2005, Sweet, Azteca and ADS (collectively, “Cross-Complainants”), filed an answer to Plaintiffs' amended complaint and a cross-complaint against Plaintiffs and the Company’s chief executive officer, Neil Cole (collectively, “Cross-Defendants”), seeking compensatory, punitive and exemplary damages and litigation costs, as well as the establishment of a constructive trust for their benefit. The Cross-Complainants alleged that some or all of the Cross-Defendants breached the Sweet Agreements; that IP Holdings and Mr. Cole interfered with Sweet's performance under the Sweet Management Agreement with Unzipped, and that the Company, Caruso & Co., IP Holdings and Mr. Cole interfered with Cross-Complainants' relationships with Unzipped and caused Unzipped to breach its agreements with Azteca and ADS. Cross-Complainants also alleged that some or all of the Company, Caruso & Co. and Mr. Cole fraudulently induced Sweet to sell its 50% interest in Unzipped to the Company for a deflated price and accept the 8% the Sweet Note in the principal amount of $11 million that the Company issued to it in connection therewith the Sweet Note.

The Company had previously entered into a management agreement with Sweet wherein Sweet guaranteed that the net income of Unzipped, as defined, would be no less than $1.7 million for each year during the term (the “Guarantee”). In the event that the Guarantee was not met, Sweet was obligated to pay the difference between the actual net income, as defined, and the Guarantee, such difference referred to as the “Shortfall Payment”. The cross-complaint alleged that the Company breached its obligations to Sweet arising under the Sweet Note by, among other things, understating Unzipped's earnings for Fiscal 2004 and the first three quarters of its fiscal year ended January 31, 2005 for the purpose of causing Unzipped to fall short of the Guarantee for these periods, and improperly offsetting the Shortfall Payment against the Sweet Note. Lastly, the cross-complaint alleged that the understatements in Unzipped's earnings and offsets against the Sweet Note were incorporated into the Company’s public filings for the periods identified above, causing it to overstate materially its earnings and understate its liabilities for such periods with the effect of improperly inflating the public trading price of the Company’s common stock.

Cross-Defendants filed a motion to dismiss certain of the claims asserted in the cross-complaint, and, on June 28, 2005, the Court granted Cross-defendants' motion in part. On July 22, 2005, Cross-Complainants amended their cross-complaint, omitting their previously asserted claim that some or all of the Company, Caruso & Co. and Mr. Cole fraudulently induced Sweet to sell its 50% interest in Unzipped for a deflated price and accept the Sweet Note. Although the amended cross-complaint no longer seeks relief for this purported fraud, the substance of the allegations remained largely unchanged.

Cross-Defendants filed a motion to dismiss certain of the claims asserted in the amended cross-complaint, and, on October 25, 2005, the Court granted Cross-Defendants’ motion in part, dismissing all claims asserted against Mr. Cole along with the Cross-Complainants' sole remaining fraud claim. The remaining Cross-Defendants deny Cross-Complainants' allegations and intend to vigorously defend against the amended cross-complaint.

In a related litigation, on November 5, 2004, Unzipped commenced a lawsuit in the Supreme Court of New York, New York County, against Unzipped's former president of sales, Gary Bader, alleging that Mr. Bader breached certain fiduciary duties owed to Unzipped as its president of sales, unfairly competed with Unzipped and tortuously interfered with Unzipped's contractual relationships with its employees. On October 5, 2005, Unzipped amended its complaint to assert identical claims against Bader's company, Sportswear Mercenaries, Ltd. (“SMI”). On October 14, 2005, Bader and SMI filed an answer containing counterclaims to Unzipped's amended complaint, and a third-party complaint against the Company and Mr. Cole, seeking unspecified damages in excess of $4 million. On December 2, 2005, the Company, together with Unzipped and Mr. Cole, filed motions seeking the dismissal of all claims asserted against them by Bader and SMI, and these motions are currently pending. In these motions, the Company, Mr. Cole and Unzipped have denied the claims asserted against them, and intend to vigorously defend against all such claims.

Redwood litigation

In January 2002, Redwood Shoe Corporation, one of the Company’s former footwear buying agents, filed a complaint in the United States District Court for the Southern District of New York, alleging that the Company breached various contractual obligations to Redwood and seeking to recover damages in excess of $20 million plus its litigation costs. The Company filed a motion to dismiss certain counts of the complaint based upon Redwood's failure to state a claim, in response to which Redwood has filed an amended complaint. The Company also moved to dismiss certain parts of the amended complaint. The magistrate assigned to the matter granted, in part, the Company’s motion to dismiss. By Order dated November 28, 2005, the District Court adopted the Magistrate's ruling in its entirety, thereby accepting the Company’s position that it never agreed to purchase a minimum quantity of footwear from Redwood and dismissing approximately $20 million of Redwood's asserted claims. On December 14, 2005, the Company filed an answer to Redwood’s four remaining claims and asserted 13 counterclaims against Redwood and Redwood's affiliate, Mark Tucker, Inc. (“MTI”). On the same date, it filed a motion to have MTI joined with Redwood as a defendant in the action, which motion MTI has advised the District Court that it will not oppose. The Company intends to vigorously defend the lawsuit, and to vigorously prosecute the claims it has asserted against Redwood and MTI. At December 31, 2005, the payable to Redwood totaled approximately $1.8 million, which is subject to any claims, offsets or other deductions the Company may assert against Redwood, and was reflected in the Company’s consolidated financial statements under “Accounts payable, subject to litigation.”

Normal-course litigation

From time to time, the Company is also made a party to litigation incurred in the normal course of business. While any litigation has an element of uncertainty, the Company believes that the final outcome of any of these routine matters will not have a material effect on its financial position or future liquidity. Except as set forth herein, the Company knows of no material legal proceedings, pending or threatened, or judgments entered, against any director or officer of the Company in his capacity as such.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issue Purchases of Equity Securities

The Company’s common stock, $0.001 par value per share, its only class of common equity, has been quoted on the Nasdaq National Market under the symbol “ICON” since it changed its name from Candies, Inc. to Iconix Brand Group, Inc. on July 1, 2005. Prior to that time it was quoted on the Nasdaq National Market under the symbol “CAND” commencing as of January 22, 1990. The following table sets forth the high and low sales prices per share of the Company’s common stock for the periods indicated, as reported on the Nasdaq National Market:

	High	Low
Twelve Months Ended December 31, 2005
Fourth Quarter	$10.64	$7.66
Third Quarter	10.21	6.30
Second Quarter	6.98	4.16
First Quarter	5.50	4.25

Eleven Months Ended December 31, 2004
Fourth Quarter	$ 6.34	$4.20
Third Quarter	4.95	2.46
Second Quarter	3.04	2.15
First Quarter	2.88	2.00

As of March 1, 2006 there were approximately 2,475 holders of record of the Company’s Common Stock.

The Company has never declared or paid any cash dividends on its common stock since its inception. It anticipates that for the foreseeable future, earnings, if any, will be retained for use in its business or for other corporate purposes and that no cash dividends will be paid in the foreseeable future. Payment of cash dividends, if any, will be at the discretion of the Company’s Board of Directors and will depend upon the Company’s financial condition, operating results, capital requirements, contractual restrictions, restrictions imposed by applicable law and other factors its Board of Directors deems relevant. The Company’s ability to pay dividends on its common stock may also be prohibited by its future indebtedness.

On September 15, 1998, the Company’s Board of Directors authorized the repurchase of up to two million shares of the Company’s common stock, which was replaced with a new agreement on December 21, 2000, authorizing the repurchase of up to three million shares of the Company’s Common Stock. In the Current Year and the 11-month Prior Year, no shares were repurchased in the open market.

See”Item 12” - “Securities Ownership of Certain Beneficial Owners and Management-Equity Compensation Plans” for certain information concerning securities issued under the Company’s equity compensation plans.

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

	Fiscal Year	11-Months	Fiscal Year
	Ended December 31,	Ended December 31,	Ended January 31,
	2005	2004	2004	2003	2002
Operating Data *:
Net Sales	$ -	$58,427	$123,160	$149,543	$94,500
Licensing and commission revenue	30,156	10,553	8,217	7,240	6,902
Net Revenues	30,156	68,980	131,377	156,783	101,402
Operating income (loss)	14,810(1)	2,736(1)	(8,164)(1)	(961)(1)	(1,545)(1)
Interest expense - net	3,977	2,495	3,118	3,373	1,175
Net income (loss)	15,943	241	(11,340)	(3,945)	(2,282)

Earnings (loss) per share:
Basic	$0.51	$0.01	$(0.45)	$(0.17)	$(0.12)
Diluted	$0.46	0.01	(0.45)	(0.17)	(0.12)

Weighted average number of common
shares outstanding:
Basic	31,284	26,851	25,181	23,681	19,647
Diluted	34,773	28,706	25,181	23,681	19,647

	At December 31,		At January 31,
	2005	2004	2004	2003	2002
Balance Sheet Data *:

Current assets	$22,345	$9,627	$25,655	$51,816	$22,730
Working capital (deficit)	(4,388)	(5,984)	(5,302)	5,895	(3,783)
Total assets	217,244	60,160	74,845	103,437	50,670
Long-term debt, long-term portion	85,414	19,925	25,020	28,505	638
Total stockholders' equity	100,896	24,258	18,868	29,011	23,519

*
As of May 1, 2002, the operating results of Unzipped, the Company’s Bongo jeanswear business, have been consolidated. Thus, operating results commencing with Fiscal 2003 are not comparable to prior years. Additionally, beginning in May 2003, the Company changed its business model to a licensing model. See “Item 1 - Transition to brand management company". As a result, its Current Year, the 11-month Prior Year and Fiscal 2004 results are not comparable with prior years.

(1)
Includes special charges of $1,466 in the Current Year, $295 in the 11-month Prior Year, $4,629 in Fiscal 2004, $3,566 in Fiscal 2003, and $1,791 in Fiscal 2002. See Notes 7 and 11 of the Notes to Consolidated Financial Statements.

(2)	In the third quarter ended September 30, 2005, the Company made two acquisitions. See Notes 4 and 5 of Notes to Consolidated Financial Statements.
(3)
In the Current Year, the Company recognized a net non-cash tax benefit of $5.0 million by reducing the valuation allowance on the deferred tax asset related to the Company’s Net Operating Loss carryforwards (NOL).

(4) Including in the operating income in the 11-month Prior Year was a $7.6 million adjustment for the Shortfall Payment of $6.9 million with $685,000 recorded as a reserve pending the outcome of its litigation with the Company relating to Unzipped. See Notes 2 and 8 of Notes to Consolidated Financial Statements. For Fiscal 2004 the adjustment for the Shortfall Payment was $1.6 million.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995. This Annual Report on Form 10-K, including this Item 7, includes “forward-looking statements” based on the Company’s current expectations, assumptions, estimates and projections about its business and its industry. These statements include those relating to future events, performance and/or achievements, and include those relating to, among other things, the Company’s future revenues, expenses and profitability, the future development and expected growth of the Company’s business, its projected capital expenditures, future outcomes of litigation and/or regulatory proceedings, competition, expectations regarding the retail sales environment, continued market acceptance of the Company’s current trademarks and its ability to market and license trademarks it acquires, the Company’s ability to continue identifying, pursuing and making acquisitions, the ability of the Company’s current licensees to continue executing their business plans with respect to their product lines, and the Company’s ability to continue sourcing licensees that can design, distribute, manufacture and sell their own product lines.

These statements are only predictions and are not guarantees of future performance. They are subject to known and unknown risks, uncertainties and other factors, some of which are beyond the Company’s control and difficult to predict and could cause its actual results to differ materially from those expressed or forecasted in, or implied by, the forward-looking statements. In evaluating these forward-looking statements, the risks and uncertainties described in “Item 1. Risk Factors” above and elsewhere in this report and in the Company’s other SEC filings should be carefully considered.

Words such as “may,” “should,” “will,” “could,” “estimate,” “predict,” “potential,” “continue,” “anticipate,” “believe,” “plan,” “expect,” “future” and “intend” or the negative of these terms or other comparable expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date the statement was made.

General Introduction

In December 2004, the Board of Directors of the Company approved a change in the Company’s fiscal year end from January 31 to December 31, effective for the period ending December 31, 2004. As a result, the Company’s prior reporting year, while it commenced on February 1, 2004, ended on December 31, 2004 and was thus reported as an 11-month year (the “11-month Prior Year”). The 12-month period preceding the 11-month Prior Year was the Company’s fiscal 2004 (“Fiscal 2004”). The 12-month period following the 11-month Prior Year is the Company’s fiscal year ended December 31, 2005 (the “Current Year”).

    In 2003, the Company began to implement a shift in its business model designed to transform it from a manufacturer and marketer of footwear and jeanswear products to a brand management company focused on licensing and marketing its portfolio of consumer brands, by licensing its footwear operations pursuant to two licenses: the Bongo/KCP Footwear License and the Candie’s/Steve Madden Footwear License. Thereafter, in June 2004, the Company also licensed its Bongo jeanswear operations previously conducted through its wholly-owned subsidiary, Unzipped, pursuant to the Bongo Jeanswear License, effective August 1, 2004. As a result, by the end of 2004, the Company had licensed out the footwear and the Bongo jeanswear operations. It had also eliminated its legacy retail and manufacturing operations and as a result of the foregoing, by the end of Fiscal 2004, the Company had reduced its workforce from over 200 to under 40. In addition, between October 2004 and July 2005, the Company acquired three new brands: Badgley Mischka, Joe Boxer and Rampage. As a result of these changes to the operations of the Company, the Company is now a brand management company that focuses on licensing and marketing a diverse portfolio of owned consumer brands and no longer has any inventory.

Beginning January 2005, the Company also changed its business practices with respect to Bright Star, a subsidiary of the Company, which resulted in a change in revenue recognition for Fiscal 2005. Bright Star now acts solely as an agent, so that only net commission revenue is recognized commencing January 1, 2005. Commencing with the Company’s 2002 acquisition of the remaining interest in Unzipped and until August 2004 when the Unzipped jeans wear business was transitioned to a license, the Company’s operations were comprised of two reportable segments: its licensing/commission/footwear segment, which included Candie’s footwear, Bongo footwear, private label footwear, Bright Star’s operations, retail store operations and licensing operations, and its apparel segment, which was comprised of Unzipped’s Bongo jeanswear operations. The activities associated with the Company’s former footwear business were licensed in May 2003, and the Company’s activities associated with Unzipped’s apparel segment were licensed effective August 2004, leaving a single reporting segment for licensing and commission revenue.

As a result of the Company's transition to a licensing business, and to a lesser extent, its change in fiscal year end during the 11-month Prior Year, the Company's operating results for the periods after Fiscal 2004 are not and are not expected to be comparable to prior years. Further, as a result of the Company’s recent acquisitions and to a lesser extent the change in its Bright Star revenue, the Company’s operating results for the Current Year are not comparable to prior years.

Critical Accounting Policies:

During the Current Year, the Company adopted certain new accounting standards issued by the Financial Accounting Standards Board (“FASB”), as described below and summarized in Note 1 of the Notes to Consolidated Financial Statements. The adoption of these new accounting standards did not have a significant impact on the Company’s financial position or results of operations in the Current Year.

Several of the Company’s accounting policies involve management judgments and estimates that could be significant. The policies with the greatest potential effect on the Company’s consolidated results of operations and financial position include the estimate of reserves to provide for the collectibility of accounts receivable. The Company estimates the net collectibility considering historical, current and anticipated trends related to deductions taken by customers and markdowns provided to retail customers to effectively flow goods through the retail channels, and the possibility of non-collection due to the financial position of it’s licensees’ customers. With its new licensing model, the Company has eliminated its inventory risk and substantially reduced its operating risks, and can now forecast revenues and plan expenditures based upon guaranteed royalty minimums.

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

In connection with its new licensing model, the Company has entered into various trademark license agreements that provide revenues based on minimum royalties and additional revenues based on a percentage of defined sales. Minimum royalty revenue is recognized on a straight-line basis over each period, as defined, in each license agreement. Royalties exceeding the defined minimum amounts are recognized as income during the period corresponding to the licensee’s sales.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which changed the accounting for goodwill from an amortization method to an impairment-only approach. Upon the Company’s adoption of SFAS No. 142 on February 1, 2002, the Company ceased amortizing goodwill. As prescribed under SFAS No. 142, the Company had goodwill tested for impairment during the Current Year, the 11-month Prior Year, and Fiscal 2004, and no impairments were necessary.

The Candie’s and Bongo trademarks had previously been amortized on a straight-line basis over their estimated useful lives of approximately 20 years. Effective July 1, 2005, the Company changed for accounting purposes, the estimated useful lives of the Candie’s and Bongo trademarks to be an indefinite life. Accordingly, the recorded value of these trademarks will no longer be amortized, but instead will be tested for impairment on an annual basis. In arriving at the conclusion to use an indefinite life management considered among other things, the Company’s new licensing business model which has expanded the extent of potential use of these brand names in future years. In connection with the Candies license signed with Kohl’s in late 2004 the Candie's name, which has been in the US market since the 1970’s, has been expanded to over 18 product categories in almost 700 Kohl’s retail locations. Similarly, the Bongo brand has expanded from a predominantly jeanswear brand to a broad variety of product groups and multiple licenses in the U.S. and internationally. Brand recognition for both of these brands is very high, has been generally stable for an extended period of time, and the Company expects this consumer recognition and acceptance to remain stable or grow in the future based on anticipated broader distribution and product line expansion. The impact of this change in estimate for the Current Year was a reduction in amortization expense relating to the Candie’s and Bongo trademarks totaling $595,000 or $0.02 per fully diluted earning per share. As of December 31, 2005, the net book value of the Candie’s and Bongo trademarks totaled $14.2 million.

Impairment losses are recognized for long-lived assets, including certain intangibles, used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are not sufficient to recover the assets' carrying amount. Impairment losses are measured by comparing the fair value of the assets to their carrying amount. Effective July 1, 2005, the Company had a change in estimate of the useful lives of both the Candie’s and Bongo trademarks to indefinite life.

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, (“SFAS 109”) “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, management reviews both positive and negative evidence pursuant to the requirements of SFAS No. 109, including current and historical results of operations, the annual limitation on utilization of net operating loss carry forwards pursuant to Internal Revenue Code section 382, future income projections and the overall prospects of the Company’s business. Based upon management’s assessment of all available evidence, including the Company’s completed transition into a licensing business, estimates of future profitability based on projected royalty revenues from its licensees, and the overall prospects of the Company’s business, management concluded in the Current Year that it is more likely than not that the net deferred income tax asset recorded as of December 31, 2005 will be realized.

Other significant accounting policies are summarized in Note 1 of the Notes to Consolidated Financial Statements.

Summary of Operating Results:

The Company had net income of $15.9 million for the Current Year as compared to a net income of $241,000 for the 11-month Prior Year. In the Current Year, there were $1.5 million of special charges and $4.0 million of net interest expense, as compared to $295,000 of special charges and $2.5 million of net interest expense in the 11-month Prior Year

The Company’s operating income was $14.8 million in the Current Year, compared to an operating income of $2.7 million in the 11-month Prior Year.

Current Year compared to 11-month Prior Year

Revenues. Consolidated net revenue decreased in the Current Year by $38.8 million to $30.2 million, from $69.0 million in the 11-Month Prior Year due to the Company’s change in its business model from one based upon sales generated from its former footwear and jeanswear operations to one based upon royalties generated by licensing and brand management activity.

The licensing business drove an increase of $19.4 million in licensing revenue to $28.0 million for the Current Year, up from $8.6 million in the 11-month Prior Year. The increase in licensing income resulted from a combination of the acquisition of the Joe Boxer brand in 2005, which generated $9.0 million in revenue, the acquisition of Rampage in September 2005, which generated $2.7 million in revenue, and the launch of the Company's Candie's brand in Kohl's, which generated $4.1 million in revenue.

Due to a change in revenue recognition resulting from its change of business practice beginning January 2005, Bright Star recorded only the net commission earned on sales in the Current Year and will continue to do so in the future. As a result, there was $2.2 million in commission revenue and no sales recorded in the Current Year for Bright Star, as compared to $2.0 million in commission revenue and $19.9 million in sales (excluding commission revenue) in the 11-month Prior Year. Further, as a result of the Company licensing its jeans wear business in August 2004, there were no reportable jeanswear sales in the Current Year as compared to $38.5 million in the 11-month Prior Year.

Gross Profit. Consolidated gross profit was $30.2 million in the Current Year as compared to $20.8 million in the 11-month Prior Year, an increase of $9.4 million. In the Current Year, there was no reportable gross profit from Unzipped’s jeans wear operations, as compared to $10.2 million of gross profit in the 11-month Prior Year. Included in the gross profit for Unzipped in the 11-month Prior Year was a $7.6 million adjustment for the Shortfall Payment of $6.9 million, with $685,000 of such adjustment recorded as a reserve pending the outcome of the Company’s litigation with the former manager, supplier and distributor of Unzipped. See Notes 2 and 11 of Notes to Consolidated Financial Statements. The gross profit for Unzipped in the 11-month Prior Year, before any adjustment for Shortfall payments, reflected the liquidation of the remaining Bongo inventory in connection with the transition of the jeans wear business to a licensing arrangement. Bright Star’s gross profit increased to $2.2 million in the Current Year from $2.0 million in the 11-month Prior Year.

    Operating Expenses. Consolidated selling, general and administrative (“SG&A”) expenses totaled $13.9 million in the Current Year compared to $17.7 million in the 11-month Prior Year, a decrease of $3.8 million. The Company's SG&A expenses related to licensing increased by $5.4 million to $13.8 million in the Current Year compared to $8.4 million in the 11-month Prior Year. This increase resulted primarily from the Company's recent acquisitions of the Joe Boxer, Rampage and Badgley Mischka brands. SG&A expenses related to Bright Star were $965,000 in the Current Year compared to $900,000 in the 11-month Prior Year. Included in the Current Year’s SG&A was $454,000 amortization of deferred financing cost, compared to $205,000 in the 11-month Prior Year. Also included in the Current Year’s SG&A expense was $37,500 for Unzipped’s net loss compared to $9.3 million in SG&A expense in the 11-month Prior Year, which were related to the Company’s transition of the jeanswear business into a licensing business. See Notes 2 and 11 of Notes to Consolidated Financial Statements.

For the Current Year and the 11-month Prior Year, the Company’s special charges included $1.5 million and $533,000, respectively, incurred by the Company relating to litigation involving Unzipped. The 11-month Prior Year’s special charges were reduced by special income resulting from the Company’s termination of certain long term debt payments totaling $238,000.

Operating Income (Loss). As a result of the foregoing, the Company’s net operating income was $14.8 million in the Current Year, or 49% of total revenue, as compared to $2.7 million in the 11-month Prior Year, or 4% of total revenue.

    Net Interest Expense. Net Interest expense increased by approximately $1.5 million in the Current Year to $4.0 million, compared to $2.5 million in the 11-month Prior Year. This increase was due primarily to an increase in the Company’s debt through financing arrangements in connection with the acquisitions of Joe Boxer and Rampage. See Notes 4 and 5 of Consolidated Financial Statements. The interest expense related to the asset backed notes issued by IP Holdings, was $4.1 million in the Current Year compared to $1.4 million in the 11-month Prior Year. In addition, $151,000 in interest expense was included in the Current Year from the Sweet Note as compared to $644,000 in the 11-month Prior Year. This decrease was due to a lower average outstanding balance on the Sweet Note, resulting from the offset of Shortfall Payments. See Notes 2 and 11 of Notes to the Consolidated Financial Statements. Also included in interest expense in the 11-month Prior Year was $434,000 from Unzipped's jeanswear operations, with no comparable amount in the Current Year. A total of $293,000 in interest income for the Current Year partially offset the increase in interest expense, compared to $24,000 in the 11-month Prior Year.

    Gain on Sales of Securities. In the Current Year, the gross realized gain on sales of securities available for sale totaled $75,000. There was no such gain in the 11-month Prior Year.

    Provision (Benefit) for Income Taxes. In the Current Year, a net non-cash tax benefit of $5.0 million was recognized by reducing the deferred tax assets valuation allowance based on the Company’s projection of future taxable income and the expectation that realizing this portion of the related deferred tax assets is more likely than not offset by a reduction in the deferred tax asset established in the purchase accounting for the Joe Boxer acquisition. Management prepared projections that indicate that a portion of the Company’s net operating loss carryforwards (“NOL’s”) would be utilized prior to their expiration. However, the Company does not believe that the future realization of all of these future tax benefits indicated by its projections is sufficiently assured to allow their full recognition in the consolidated financial statements. In particular, projections of operating results over an extended period are inherently imprecise. There was no tax expense on income reported for the 11-month Prior Year due to a reduction in the deferred tax valuation allowance that offset the income tax provision. At December 31, 2005, the Company had a net deferred tax asset of approximately $11.5 million compared to $3.6 million at December 31, 2004, which management believes will be recoverable from anticipated future profits. At December 31, 2005, the net deferred tax asset, totaling $11.5 million, represents the amount that more likely than not of recoverability based on information currently available. See Note 15 of Notes to Consolidated Financial Statements.

At December 31, 2005 the Company had available Federal NOL’s of approximately $66.5 million for income tax purposes, which expire in the years 2006 through 2025. Because of "ownership changes" (as defined in Section 382 of the Internal Revenue Code) occurring in previous fiscal years, the utilization of approximately $4.4 million of the NOL’s is limited to $602,000 per year and expires in 2006 through 2007. The remaining $62.1 million is not subject to such limitation and expires in the years 2009 through 2025. As of December 31, 2005 the Company had available state and city NOL’s totaling between $59.4 million and $99.4 million, substantially all of which expire in the years 2020 through 2025. Included in the Company’s NOL’s is $7.0 million as of December 31, 2005 from the exercises of stock options. The benefit of the utilization of this NOL will be recorded as a credit to additional paid in capital if and when the related deferred tax asset is recorded.

Net income (loss). The Company recorded net income of $15.9 million in the Current Year, compared to net income of $241,000 in the 11-month Prior Year, as a result of the factors discussed above.

11-month Prior Year compared to Fiscal 2004

 Revenues. During the 11-month Prior Year, consolidated net sales decreased from Fiscal 2004 by $64.7 million to $58.4 million. There were no wholesale and retail women’s footwear sales in the 11-month Prior Year because the Company licensed its footwear operations in May 2003, compared to $38.9 million in Fiscal 2004. Unzipped’s net sales decreased by $26.2 million from $64.7 million in Fiscal 2004 to $38.5 million in the 11-month Prior Year. This decrease resulted primarily from transitioning of the jeans wear business from an operating business to a licensing arrangement The Company entered into the Bongo Jeanswear License effective August 1, 2004, which TKO subsequently assigned to its affiliate, BAI. Bright Star’s revenues increased $771,000 to $21.9 million in the 11-month Prior Year as compared to $21.1 million in Fiscal 2004.

Licensing income increased $2.0 million to $8.6 million for the 11-month Prior Year from $6.6 million in Fiscal 2004. The increase was due primarily to revenue generated by new licenses as the Company transitioned from an operations business to a licensing business.

Gross Profit. Consolidated gross profit decreased by $8.0 million, from $28.8 million in Fiscal 2004, to $20.8 million in the 11-month Prior Year. There was no gross profit from wholesale and retail women’s footwear in the 11-month Prior Year as compared to $8.4 million Fiscal 2004. Unzipped’s gross profit in the 11-month Prior Year was $10.2 million as compared to $11.3 million in Fiscal 2004. Unzipped's gross profit in the 11-month Prior Year included a $7.6 million adjustment for the Shortfall Payment of $6.9 million with $685,000 recorded as a reserve pending the outcome of its litigation with the Company. See Notes 2 and 8 of Notes to Consolidated Financial Statements. Unzipped’s Fiscal 2004’s gross profit included an adjustment for the Shortfall Payment of $1.6 million. Unzipped’s gross profit in the 11-month Prior Year before the adjustment for the Shortfall Payment reflected the liquidation of the remaining Bongo inventory in connection with the transition of the jeans wear business to a licensing arrangement. Gross profit from Bright Star men’s private label footwear sales decreased to $2.0 million in the 11-month Prior Year from $2.1 million in Fiscal 2004. As a percent of net sales, Bright Star’s gross profit decreased from 9.7% in Fiscal 2004 to 9.1% in the 11-month Prior Year, resulting from its continuing concentration of sales to Wal-Mart, which are at comparatively lower margins.

Operating Expenses. During the 11-month Prior Year, consolidated selling, general and administrative expenses decreased by $14.6 million to $17.7 million, down from $32.3 million in Fiscal 2004. The Company's selling, general and administrative expense related to activities other than Unzipped decreased by $14.7 million to $8.4 million in the 11-month Prior Year as compared to $23.1 million in Fiscal 2004. The decrease resulted from the Company's closing its wholesale and retail women's footwear operations and transitioning to a licensing business beginning in the third quarter of Fiscal 2004. Selling, general and administrative expenses for Bright Star were $900,000 in the 11-month Prior Year, a $100,000 decrease from $1.0 million in Fiscal 2004. Unzipped's selling, general and administrative expenses increased $84,000 in the 11-month Prior Year to $9.3 million as compared to $9.2 million in Fiscal 2004. This increase was due primarily to additional costs associated with the transition of the jeans wear business to a license as well as costs incurred relating to Unzipped litigation. See Note 2 of Notes to Consolidated Financial Statements.

For the 11-month Prior Year, the Company’s special charges included $434,000 of legal fees incurred by the Company relating to litigation involving Unzipped and $99,000 of legal professional fees related to transferring Unzipped wholesales business into a licensing business in the fiscal quarter ended April 30, 2004, partially offset by $238,000 of special income resulting from the Company’s termination of certain long term debt payments.

For Fiscal 2004, the Company’s special charges included $3.1 million for disposal of certain assets and retail store lease termination costs, $743,000 related to severance pay for certain terminated employees, and $165,000 to terminate the Company’s factoring contract, all resulting from the closing of its wholesale women’s footwear operations and retail stores. Additionally, there were $583,000 of legal costs related to legal matters in Fiscal 2004 and $82,500 paid to Sweet related to certain contractual obligations resulting from the Unzipped purchase.

Operating Income (Loss). The Company’s net operating income was $2.7 million in the 11-month Prior Year as compared to a net operating loss of $8.2 million for Fiscal 2004, as a result of the foregoing.

    Net Interest Expense. Net Interest expense decreased by approximately $600,000 in the 11-month Prior Year to $2.5 million, compared to $3.1 million in Fiscal 2004. Included in interest expense in the 11-month Prior Year was $434,000 from Unzipped’s revolving credit facilities, as compared to $651,000 in Fiscal 2004, a decrease of $217,000. The Unzipped interest expense decrease resulted from lower average outstanding borrowing as Unzipped transitioned out of the operating jeanswear business to a license and, to a lesser extent, from lower average interest rates then were available in Fiscal 2004. There was no interest expense under the revolving credit facility in the 11-month Prior Year because there were no operations relating to footwear, compared to $239,000 in Fiscal 2004. Also included in interest expense in the 11-month Prior Year was $644,000 relating to the Sweet Note issued in connection with the Unzipped acquisition, as compared to $761,000 in Fiscal 2004. Interest expense in the 11-month Prior Year associated with the asset backed notes issued by IP Holdings, a subsidiary of the Company, was $1.4 million as compared to $1.5 million in Fiscal 2004.

Income Tax Expense. In the 11-month Prior Year no tax expense was recorded. In Fiscal 2004, the Company recorded $58,000 of income tax provision, consisting of statutory minimum taxes. At December 31, 2004, the Company has a net deferred tax asset of approximately $3.6 million that management believes will be recoverable from profits anticipated to be generated over the next few years. The valuation allowance of $25.1 million represents amounts that cannot be assured of recoverability. See Note 15 of Notes to Consolidated Financial Statements.

Net income (loss). As a result of the foregoing, the Company recorded net income of $241,000 in the 11-month Prior Year, compared to a net loss of $11.3 million for Fiscal 2004.

Liquidity and Capital Resources

Working Capital. There was a working capital (current assets less current liabilities) deficit of $4.4 million in the Current Year compared to a $6.0 million deficit at December 31, 2004. The improvement resulted primarily from working capital generated from the Company’s licensing business. Further, the Company has $13.7 million in current maturities of long-term notes in the upcoming year, compared to $2.4 million at December 31, 2004. The Company has limited ability to secure additional indebtedness with our existing assets due to certain provisions of the existing secured notes. Included in the current liabilities as of December 31, 2005 and 2004 were $4.9 million in payables that are subject to litigation. See “Item 3 - Legal Proceedings”.

The Company continues to rely primarily upon cash generated from licensing and commissions earned. Net cash provided from these operating activities totaled $12.1 million in the Current Year, compared to net cash used of $279,000 in the 11-month Prior Year and $2.2 million cash provided in Fiscal 2004. Cash generated from licensing were primarily from licensees in connection with acquisitions of Joe Boxer and Rampage as well as the licensing arrangement with Kohl’s. The Company believes that such cash from operations will be sufficient to satisfy its anticipated working capital requirements for the foreseeable future.

Investing Activities. The Company’s cash used in investing activities in the Current Year totaled $68.5 million compared to $421,000 used for the 11-month Prior Year and $248,000 for Fiscal 2004. Capital expenditures were $731,000 for the Current Year compared to $30,000 for the 11-month Prior Year and $248,000 used in Fiscal 2004. The Current Year’s capital expenditures were primarily in connection with the acquisition of office equipment and the performance of leasehold improvements relating to the Company’s relocation of its headquarters and the construction of a new showroom in New York City. In the fiscal quarter ended September 30, 2005, the Company invested $40.8 million and $26.2 million of cash provided from bond financing arrangements in connection with the acquisition of Joe Boxer and Rampage, respectively. In the 11-month Prior Year, $372,000 of cash was used for the acquisition of Badgley Mischka.

Financing Activities. The Company’s cash provided by financing activities in the Current Year totaled $63.7 million compared to $1.3 million used in financing activities during the 11-month Prior Year and $1.5 million in Fiscal 2004. Of the $63.7 million in net cash provided by financing activities, approximately $85.5 million was provided from the net proceeds of the issuance of long-term asset -backed notes, $3.9 million from factored accounts receivable and approximately $1.6 million in proceeds from the exercise of stock options contributed to cash provided by financing activities. This was offset by $17.1 million used for principal payments related to the asset-backed notes, approximately $2.5 million used to pay-down the loan from a related party, $2.1 million placed in a non-current reserve account, $3.6 million placed in a current reserve account (both reserve accounts are required by the lender in connection to the asset-backed notes), and $2.0 million used to pay the costs associated with the issuance of the long term debt (see Bond Financing below).

Long-Term Debt. The Company’s long-term debt, including current maturities, totaled $99.1 million as of December 31, 2005, as compared to $22.5 million as of December 31, 2004. The long-term debt is comprised of an asset-backed securitization (see Bond Financing) which totaled $88.8 million as of December 31, 2005 and $19.5 million as at December 31 2004, a loan due to a licensee (see the Kmart Note below) totaling $7.4 million as of December 31, 2005 and $0 as of December 31, 2004 and a note in the original amount of $11 million to the previous manager of Unzipped’s jeanswear business (see Sweet Note below) which has been reduced to $2.9 million as of December 31, 2005 and was reduced to $3.0 million as of December 31, 2004.

Bond Financing. In August 2002, IP Holdings issued in a private placement, the first $20 million of asset-backed notes secured by intellectual property assets (trade names, trademarks, license agreements and payments and proceeds with respect thereto) of IP Holdings, which notes have been increased since that time to total $103.0 million of which $12.0 million was redeemed without penalty and $2.2 million of principal payments have been made, resulting in a total of $88.8 million as of December 31, 2005. (referred to collectively as the “IPH Asset-backed Notes”).

The notes issued in August 2002 had a 7-year term with a fixed interest rate of 7.93% with quarterly principal and interest payments of approximately $859,000. After funding a liquidity reserve account in the amount of $2.9 million, the net proceeds of $16.2 million, were used by the Company to reduce amounts due by the Company under its then-existing revolving credit facilities. In April 2004, IP Holdings issued an additional $3.6 million in subordinated asset-backed notes secured by its intellectual property assets. The additional borrowing had a maturity date of August 2009, with a floating interest rate of LIBOR + 4.45% and quarterly principal and interest payments and $500,000 of interest prepaid at closing. The net proceeds of $2.9 million were used by the Company for general working capital purposes. As of July 22, 2005, the total principal on these notes was approximately $17.5 million, which were refinanced in connection with an acquisition that was consummated in the Current Year. See Notes 4 and 5 of Notes to Consolidated Financial Statements.

On July 22, 2005, the Company acquired the Joe Boxer brand from Joe Boxer Company, LLC and its affiliates, and on September 16, 2005, the Company acquired the Rampage brand from Rampage Licensing, LLC. See Notes 4 and 5 of Notes to Consolidated Financial Statements. The financing for the acquisitions was accomplished through two private placements by IP Holdings of asset-backed notes for a combined total of $103 million secured by the intellectual property assets (including the Joe Boxer assets and the Rampage assets) owned by IP Holdings The proceeds of the notes were used as follows: approximately $17.5 million was used to refinance previously issued notes, $40.0 million was paid to the sellers of Joe Boxer, approximately $25.8 million was paid to the sellers of Rampage, $1.7 million was placed in a reserve account as required by the lender, approximately $1.8 million was used to pay costs associated with the debt issuance, approximately $200,000 was paid to legal professionals associated with the acquisitions, approximately $4.0 million was available to the Company for working capital purposes, and $12 million was deposited in an escrow account for the benefit of the holder of the note, to be used by IP Holdings solely for the purchase of certain intellectual property assets prior to November 15, 2005. IP Holdings redeemed $12 million of the notes as such purchase did not occur prior to November 15, 2005. Costs associated with the debt issuances of approximately $1.8 million have been deferred and are being amortized over the seven- year life of the notes.

Interest rates and terms on the notes are as follows: $63 million principal amount of the note bears interest at a fixed interest rate of 8.45% with a seven year term, $28 million principal amount of the note bears interest at a fixed rate of 8.10% with a seven year term. Prior to November 2005, $12 million principal amount of the note bore interest at a floating interest rate of LIBOR + 0.7% for so long as there is $12 million on deposit in the escrow account. IP Holdings redeemed the $12 million of the note in November, 2005. Neither the Company nor any of its subsidiaries (other than IP Holdings) is obligated to make any payment with respect to IP Holding’s asset-backed notes, and the assets of the Company and its subsidiaries (other than IP Holdings) are not available to IP Holdings’ creditors. The assets of IP Holdings are not available to the creditors of the Company or its subsidiaries (other than IP Holdings).

The Kmart Note. In connection with the acquisition of Joe Boxer in July 2005, the Company assumed a promissory note, dated August 21, 2001 in the amount of $10.8 million that originated with the execution of the Kmart License by the former owners of Joe Boxer.   The note provides for interest at 5.12% and is payable in three (3) equal annual installments, on a self-liquidating basis, on the last day of each year commencing on December 31, 2005 and continuing through December 31, 2007.  Payments due under the note may be off-set against any royalties owed under the Kmart License.  As of December 31, 2005, the outstanding balance of the note was $7.4 million. The note may be pre-paid without penalty.

Sweet Note. On April 23, 2002, the Company acquired the remaining 50% interest in Unzipped from Sweet for a purchase price of three million shares of the Company’s common stock and $11 million in debt evidenced by the Sweet Note. Prior to August 5, 2004, Unzipped was managed by Sweet pursuant to the Sweet Management Agreement, pursuant to which Sweet was obligated to manage the operations of Unzipped in return for, commencing in Fiscal 2004, a management fee based upon certain specified percentages of net income that Unzipped would achieve during the three-year term. In addition, Sweet guaranteed that the net income, as defined, of Unzipped commencing in Fiscal 2004 would be no less than $1.7 million for each year during the term. In the event that the Guarantee was not met, under the Sweet Management Agreement, Sweet was obligated to pay to the Company the difference between the actual net income of Unzipped, as defined, and the Guarantee. The Shortfall Payment could be offset against the amounts due under the Sweet Note at the option of either Sweet or the Company. As of December 31, 2005, as a result of the offset of the Shortfall Payment, the balance of the Sweet Note was reduced to $2.9 million and was reflected in “Long-term debt”. This bears interest at 8%. As of December 31, 2004 the balance was $3.0 million.

Revolving Credit Facilities. On February 25, 2003, Unzipped entered into a credit facility with GECCS (“Unzipped Credit Facility”). Borrowings under the Unzipped Credit Facility were limited by advance rates against eligible accounts receivable and inventory balances, as defined. Under the Unzipped Credit Facility, Unzipped could also arrange for letters of credit in an amount up to $5 million. The borrowings bore interest at a rate of 2.25% per annum in excess of the 30 day Commercial Paper rate or 3%, whichever is greater. The Unzipped Credit Facility was terminated on October 31, 2004.

Other. The Company believes that it will be able to satisfy its ongoing cash requirements for the foreseeable future, primarily with cash flow from operations. However, if the Company’s plans change or its assumptions prove to be incorrect, it could be required to obtain additional capital that may not be available to it on acceptable terms, if at all. In addition, as part of its business growth strategy, the Company intends, in addition to growing through the organic development of its brands and expanding internationally, to grow through acquisitions of additional brands. The Company anticipates that it may fund any such acquisitions through the issuance of equity or debt securities.

The following is a summary of contractual cash obligations for the periods indicated that existed as of December 31, 2005, and is based on information appearing in the Notes to Consolidated Financial Statements (amounts in thousands):

Contractual Obligations	Total	2006	2007 -2008	2009-2010	After 2010

Kmart Note	$7,377	$3,596	$3,781	$ -	$ -
Sweet Note	2,936	-	-	-	2,936
Asset-backed Note	88,806	10,109	21,409	24,945	32,343
Operating leases	701	411	290	-	-
Employment contracts	4,275	2,000	2,275	-	-
Total Contractual Cash obligations	$104,095	$16,116	$27,755	$24,945	$35,279

Matters Pertaining to Unzipped. - For the Current Year, Unzipped had a net loss (as defined, for the purpose of determining if the Guarantee had been met) of $296,000, as compared to a net loss (as defined, for the purpose of determining if the Guarantee had been met) of $6.4 million in the 11-month Prior Year. Consequently for the Current Year there was a Shortfall Payment of $438,000, as compared to an adjusted Shortfall Payment of $7.6 million, net of a $685,000 reserve , in the 11-month Prior Year. The adjusted Shortfall Payments had been recorded in the consolidated income statements as a reduction of Unzipped’s cost of sales (since the majority of Unzipped’s operations were with entities under common ownership with Sweet, including all of the purchases of inventory) and on the balance sheet as a reduction of the Sweet Note based upon the right to offset in the Sweet Management Agreement. After adjusting for the Shortfall Payments, Unzipped reported a net loss of $38,000 for the Current Year and net income of $461,000 in the 11-month Prior Year. Due to the immaterial nature of the related amounts, the net loss of $37,500 from Unzipped has been included in the selling, general and administrative expense in the Company’s Consolidated Statements of Operations for the Current Year.

Seasonality

The majority of the products manufactured and sold under the Company’s brands and licenses are for apparel, accessories and footwear, which sales vary as a result of holidays, weather, and the timing of product shipments. Accordingly, a portion of the Company revenue from its licensees, particularly from those mature licensees that are performing and actual sales royalties exceed minimum royalties, is subject to seasonal fluctuations. The results of operations in any quarter therefore will not necessarily be indicative of the results that may be achieved for a full fiscal year or any future quarter.

Effects of Inflation

The Company does not believe that the relatively moderate rates of inflation experienced over the past few years in the United States, where it primarily competes, have had a significant effect on revenues or profitability.

New Accounting Standards

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of Accounting Principles Board ("APB") Opinion No. 20 and FASB Statement No. 3." SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20, "Accounting Changes," previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 became effective for our Company on January 1, 2006. The Company believes that the adoption of SFAS No. 154 will not have a material impact on its consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) by requiring these items to be recognized as current-period charges. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted. The adoption of SFAS No. 151 will have no significant impact on our future results of operations or our financial position.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Monetary Assets,” which addresses the measurement of exchanges of nonmonetary assets and eliminates the exception from fair value measurement for non monetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, with earlier application permitted. The adoption of SFAS No. 153 is expected to have no significant impact on our future results of operations or our financial position.

In December 2004, the FASB issued FAS No. 123(R), "Share-Based Payment," an amendment of FASB Statements 123 and 95. FAS No, 123(R) replaced FAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." This statement required companies to recognize the fair value of stock options and other stock-based compensation to employees beginning with fiscal periods beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission approved a new rule for public companies which delays the adoption of this standard for an additional nine months. This means that the Company is required to implement FAS No, 123(R) in the quarter beginning January 1, 2006. The Company currently measures stock-based compensation in accordance with APB Opinion No. 25, as discussed above. The impact on the Company's financial condition and results of operations of adopting FAS No. 123(R) will depend on the number and terms of stock options granted in future years under the modified prospective method, the amount of which can not currently be estimated by management.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

The Company limits exposure to foreign currency fluctuations by requiring all revenue to be paid in in United States dollars. The Company’s primary interest rate exposure related to its variable rate debt. As of December 31, 2005, the Company has no debts with variable rates.

Item 8. Financial Statements and Supplementary Data

    The financial statements and supplementary data required to be submitted in response to this Item 8 are set forth in Part IV, Item 15 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15d and 15d-15(e)) were effective at the reasonable assurance level at December 31, 2005.

(b) Changes in internal control and financial reporting.

The principal executive officer and principal financial officer also conducted an evaluation of internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) and 15d-15(f) (“Internal Control”), to determine whether any changes in Internal Control occurred during the quarter ended December 31, 2005 that have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, there has been no such change during the quarter ended December 31, 2005.

(c) Management’s report on internal control over financial reporting.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

March 20, 2006

To the Stockholders of Iconix Brand Group, Inc.

        The management of Iconix Brand Group, Inc. is responsible for the preparation, integrity, objectivity and fair presentation of the financial statements and other financial information presented in this report. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and reflect the effects of certain judgments and estimates made by management.

        In order to ensure that our internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for our financial reporting as of December 31, 2005. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, referred to as COSO. Our assessment included the documentation and understanding of our internal control over financial reporting. We have evaluated the design effectiveness and tested the operating effectiveness of internal controls to form our conclusion.

        Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that pertain to maintaining records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets, providing reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, assuring that receipts and expenditures are being made in accordance with authorizations of our management and directors and providing reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Based on this assessment, the undersigned officers concluded that our internal controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings and that information required to be disclosed by us in these periodic filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that our internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

        The Audit Committee of our Board of Directors, which consists of independent, non-executive directors, meets regularly with management, the internal auditors and the independent accountants to review accounting, reporting, auditing and internal control matters. The committee has direct and private access to both internal and external auditors.

        BDO Seidman, LLP, independent auditors of our financial statements, has reported on management's assertion with respect to the effectiveness of our internal control over financial reporting as of December 31, 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Iconix Brand Group, Inc.
New York, New York

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Iconix Brand Group, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Iconix Brand Group, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Iconix Brand Group, Inc. as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2005, the 11-month period ended December 31, 2004 and the year ended January 31, 2004 and our report dated March 20, 2006 expressed an unqualified opinion.

/s/ BDO Seidman, LLP

New York, New York
March 20, 2006

Item 9B. Other Information

See Part III - “Item 10. Directors and Executive Officers of the Registrant - Directors Compensation” for certain changes in the Company’s compensation arrangements with its directors effective on March 16, 2006.

PART III

Item 10. Directors and Executive Officers of the Registrant

The Company’s executive officers and directors and their respective ages and positions are as follows:

Name	Age	Position(s)
Neil Cole	49	Chairman of the Board, President and Chief Executive Officer
William Sweedler	39	Executive Vice President and Director
David Conn	38	Executive Vice President
Warren Clamen	41	Chief Financial Officer
Deborah Sorell Stehr	43	Senior Vice President, Secretary and General Counsel
Andrew Tarshis	40	Senior Vice President, Business Affairs and Associate Counsel
Barry Emanuel	64	Director
Steven Mendelow	63	Director
Michael Caruso	57	Director
Michael Groveman	44	Director
Drew Cohen	37	Director

Neil Cole has served as Chairman of the Company’s Board of Directors and as its Chief Executive Officer and President since the Company’s public offering in February 1993. In addition, from February through April 1992, Mr. Cole served as its Acting President and as a member of its Board of Directors. Mr. Cole also served as Chairman of the Board, President, Treasurer and a Director of New Retail Concepts, Inc., from which the Company acquired the Candie’s trademark in 1993, from its inception in April 1986 until it was merged with and into the Company in August 1998. Mr. Cole received a B.S in Politics from the University of Florida in 1978 and his J.D. from Hofstra law school in 1982. In 2001, Mr. Cole founded The Candie’s Foundation, for the purpose of educating teenagers as to the risks and consequences of teen pregnancy. In April 2003, Mr. Cole, without admitting or denying the SEC’s allegations, consented to the entry by the SEC of an administrative order in which Mr. Cole agreed to cease and desist from violating or causing any violations or future violation of certain books and records and periodic reporting provisions and the anti-fraud provisions of the Securities Exchange Act of 1934. Mr. Cole also paid a $75,000 civil monetary fine.

William Sweedler has served as the Company’s Executive Vice President and a member of its Board of Directors, as well as President of its Joe Boxer division, since joining the Company in July 2005 in connection with its acquisition of the Joe Boxer brand. From March 2001 until joining the Company in July 2005, Mr. Sweedler served as Chief Executive Officer of Windsong Allegiance Group, LLC, and prior thereto, from its inception in 1995 until March 2001, as President of Windsong, Inc., both of which were apparel import companies that he co-founded. Mr. Sweedler received a B.S. in finance and investments from Babson College in 1989.

David Conn has served as the Company’s Executive Vice President since rejoining the Company in May 2004. Prior thereto, from June 2000 until May 2004, Mr. Conn was employed at Columbia House, one of the world’s largest licensees of content for music and film, where he oversaw its internet business and was responsible for the online advertising, sales promotion and customer retention on the internet. During his tenure there, Columbia House grew to become one of the ten largest e-commerce sites on the internet. Prior to that, Mr. Conn served as Vice President of Marketing for the Company from Fall 1995 to June 2000. Mr. Conn has also been active in the Direct Marketing Association, serving on its ethics policy committee and, prior to joining the Company in 1995, he held marketing positions with The Discovery Channel and CCM, a New York based marketing and promotion agency. Mr. Conn received a Bachelor of Arts Degree in 1990 from Boston University.

Warren Clamen has served as the Company’s Chief Financial Officer since joining the Company in March 2005. From June 2001 until March 2005, Mr. Clamen served as Vice President of Finance for Columbia House, and from December 1998 to June 2001, he was Vice President of Finance of Marvel Entertainment, Inc., one of the world’s largest public licensing companies. Prior to that time, Mr. Clamen served as the Director, International Management for Biochem Pharma Inc., a public company located in Montreal, Canada that has its shares traded on NASDAQ, and as a Senior Manager at Richter, Usher and Vineberg, an accounting firm also located in Montreal, Canada. Mr. Clamen is a certified public accountant and a chartered accountant. He received a bachelor of commerce degree in 1986 and a graduate diploma in public accounting in 1988, each from McGill University in Montreal.

Deborah Sorell Stehr has served as the Company’s Senior Vice President since November 1999, as its Secretary since June 1999 and as its General Counsel since joining the Company in December 1998. Prior to her November 1999 promotion, she also served as the Company’s Vice President. She also sits on the boards of directors of numerous of the Company’s subsidiaries. From September 1996 to December 1998, Ms. Sorell Stehr was Associate General Counsel with Nine West Group Inc., a women’s footwear corporation with sales of approximately $2.0 billion, where Ms. Sorell Stehr was primarily responsible for overseeing legal affairs relating to domestic and international contracts, intellectual property, licensing, general corporate matters, litigation and claims. Prior to joining Nine West Group, Ms. Sorell Stehr practiced law for nine years at private law firms in New York City and Chicago in the areas of corporate law and commercial litigation. Ms. Sorell Stehr received her A.B. in politics from Princeton University in 1984 and her J.D. from the Northwestern University School of Law in 1987.

Andrew Tarshis has served as the Company’s Senior Vice President, Business Affairs and Associate Counsel since joining the Company in July 2005 in connection with its acquisition of the Joe Boxer brand. Prior to joining the Company, from May 2001 to July 2005, Mr. Tarshis served as Senior Vice President and General Counsel to Windsong Allegiance Group, LLC and, from December 1998 to May 2001, he served as a General Attorney for Toys R Us, Inc. Mr. Tarshis received a Bachelor of Arts degree in 1988 from the University of Michigan, Ann Arbor and a Juris Doctor degree in 1992 from the University of Connecticut School of Law.

 Barry Emanuel has served on the Company’s Board of Directors since May 1993. For more than the past five years, Mr. Emanuel has served as President of Copen Associates, Inc., a textile manufacturer located in New York, New York. Mr. Emanuel was a director of New Retail Concepts, Inc. from 1992 until its merger with the Company in 1998. He received his Bachelor of Science in 1962 from the University of Rhode Island.

Steven Mendelow has served on the Company’s Board of Directors since December 1999. He has been a principal with the accounting firm of Konigsberg Wolf & Co. and its predecessor, which is located in New York, New York, since 1983. Mr. Mendelow was a director of New Retail Concepts, Inc. from 1992 until its merger with the Company in 1998. He is a board member of Soldiers For The Truth, a trustee of The Washington Institute for Near East Studies and actively involved with the Starlight Starbright Children’s Foundation. He received a BS in Business Administration from Bucknell University in 1964 and was elected to Delta Mu Delta, the national Economics Honor Society .

Michael Caruso has served on the Company’s Board of Directors since November 2003. He has over 30 years of experience in branded apparel manufacturing, sales, marketing and licensing. He co-founded Michael Caruso & Company in 1978 and created the Bongo brand name in 1982. He headed Michael Caruso & Company, which sold Bongo branded jeans and apparel, from its inception until it was acquired by the Company in 1998. Mr. Caruso also serves as a member of the board of directors for each of St. Johns Medical Center, Charture Institute and the Jackson Hole Land Trust and manages a diversified portfolio of family investments. Mr. Caruso received BBA from the University of Texas at Austin in 1970.

Michael Groveman has served on the Company’s Board of Directors since April 2004. He has been the Chief Executive Officer of Bill Blass Ltd., a leader in sophisticated fashion, with over 40 licenses for products ranging from accessories and eyewear to furniture, since 1990, where he is responsible for creating and executing its strategic direction and vision. Prior to joining Bill Blass, he was a Manager in the accounting firm of Ferro, Berdon and Company in New York. Mr. Groveman received a B.A. in accounting from Long Island University C.W. Post in 1987.

Drew Cohen has served on the Company’s Board of Directors since April 2004. He is the General Manager of Music Theatre International, which represents the dramatic performing rights of classic properties such as “West Side Story,” and “Fiddler on the Roof,” and licenses over 50,000 performances a year around the world. Before joining Music Theater International in September 2002, Mr. Cohen was from July 2001 the Director of Investments for Big Wave NV, an investment management company, and prior to that, General Manager for GlassNote Records, an independent record company. Mr. Cohen received a B.S. in from Tufts University in 1990, his J.D. from Fordham Law School in 1993, and an M.B.A. from Harvard Business School in 2001.

All directors of the Company hold office until the next annual meeting of stockholders or until their successors are elected and qualified. All officers of the Company serve at the discretion of the Company’s Board of Directors.

Committees of the Board of Directors

The Company’s bylaws authorize its Board of Directors to appoint one or more committees, each consisting of one or more directors. The Company’s Board of Directors currently has two standing committees: an audit committee and a nominating/governance committee, each of which has adopted written charters that are available on the Company’s website.

Audit committee

The Company’s audit committee is responsible for appointing, replacing, overseeing and compensating the work of a firm to serve as the registered independent public accounting firm to audit the Company’s financial statements; discussing the scope and results of the audit with the independent registered public accounting firm and reviewing with management and the independent registered public accounting firm the Company’s interim and year-end operating results; considering the adequacy of the Company’s internal accounting controls and audit procedures; and approving (or, as permitted, pre-approving) all audit and non-audit services to be performed by the independent registered public accounting firm.

The members of the Company’s audit committee are Messrs. Mendelow, Groveman and Cohen, and Mr. Mendelow currently serves as its chairperson. Each member of the audit committee is an “independent director” under the marketplace rules of the NASD applicable to companies whose securities are listed on the Nasdaq National Market. The Company’s Board of Directors has also determined that Mr. Mendelow is the “audit committee financial expert,” as that term is defined under applicable SEC rules and NASD Marketplace Rules, serving on its audit committee.

Nominating/governance committee

The Company’s nominating/governance committee’s responsibilities include reviewing and recommending approval of the compensation of the Company’s executive officers, administering its stock option plans, reviewing and making recommendations to the Board with respect to incentive compensation and equity plans, evaluating the chief executive officer’s performance in light of corporate objectives, setting the chief executive officer’s compensation based on the achievement of corporate objectives, identifying, evaluating and recommending nominees to serve on the Board and committees of the Board, conducting searches for appropriate directors, evaluating the performance of the Board and of individual directors, reviewing developments in corporate governance practices and evaluating the adequacy of the Company’s corporate governance practices and reporting and making recommendations to the Board concerning corporate governance matters.

The members of the Company’s nominating/governance committee are Messrs. Mendelow, Groveman, Cohen and Emanuel, and Mr. Cohen currently serves as its chairperson.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of Securities Exchange Act of 1934 requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% owners are required by certain SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on the Company's review of the copies of such forms received by it, the Company believes that during Current Year, there was compliance with the filing requirements applicable to its officers, directors and 10% common stockholders, except that with respect to Mr. Emanuel, an error was corrected as to his ownership of shares, which error had been reflected on previously-filed Form 4s, and a Form 5 was filed to reflect certain gifts of stock made by Mr. Cole in prior fiscal years.

Corporate governance policies

The Company has adopted a written code of business conduct that applies to its officers, directors and employees, responsive to Section 406 of the Sarbanes-Oxley Act of 2002 and the rules of the Securities and Exchange commission. In addition, the Company has established an ethics web site at www.ethicspoint.com. To assist individuals in upholding the code of conduct and to facilitate reporting, the Company has also established an on-line anonymous and confidential reporting mechanism that is hosted at www.ethicspoint.com and an anonymous and confidential telephone hotline at 800-963-5864. Copies of the Company’s code of business conduct are available at www.ethicspoint.com or, without charge, upon written request directed to the Company’s corporate secretary at Iconix Brand Group, Inc., 1450 Broadway, New York, NY 10018.

Item 11.  Executive Compensation

The following table sets forth all compensation paid or accrued by the Company for the Current Year, the 11-month Prior Year and Fiscal 2004, to or for the chief executive officer and four other highest paid persons that served as executive officers of the Company during the Current Year whose salaries for the Current Year exceeded $100,000 (collectively, the "Named Persons"):

	Summary Compensation Table
					Long-Term
					Compensation
	Annual Compensation				Awards
				Other	Securities
	Fiscal	Salary	Bonus (1)	Annual Com-	Underlying	All Other
	Year			pensation	Options	Compensations
Neil Cole	Current Year	$750,000	$100,000	$ -	1,000,000	$ 57,058(2)
Chairman, President &	11-month Prior Year	458,333	100,000	-	-	136,518(2)
Chief Executive Officer	Fiscal 2004	487,500	-	-	62,700

William Sweedler	Current Year	$182,188	-	-	1,425,000(3)	-

David Conn	Current Year	221,625	50,000	-	225,000	-
Executive Vice President	11-month Prior Year	125,000	-	-	200,000	-
	Fiscal 2004	-	-	-	-	-

Warren Clamen	Current Year	197,440	-	-	250,000	-

Deborah Sorell Stehr	Current Year	227,000	25,000	-	160,000	-
Senior Vice President &	11-month Prior Year	220,780	-	-	40,000	-
General Counsel	Fiscal 2004	227,440	-	-	60,000

(1)	Represents bonuses accrued under employment agreements.
(2)	Represents Company paid premiums on a life insurance policy for the benefit of the beneficiaries of Mr. Cole.
(3)
As part of the Joe Boxer acquisition, the Company entered into an employment agreement with William Sweedler as Executive Vice President of the Company and President of the Joe Boxer division. As part of his compensation, on July 22, 2005, he was granted 1,425,000 stock options of which 225,000 vested immediately, and 1,200,000 will vest upon achievement by the Joe Boxer division of certain revenues levels.

Option Grants in the Current Year

The following table provides information with respect to individual stock options granted during the Current Year to each of the Named Persons who received options during the Current Year:
	Number of
	Securities	% of Total			Potential Realizable Value
	Underlying	Options Granted	Exercise		at Assumed Annual Rates
	Options	to Employees	Price	Expiration	of Stock Price Appreciation
Name	Granted(#)	in Fiscal Year	($/share)	Date	for Option Term (6)
					5%($)	10%($)
Neil Cole	800,000(1)	16.3%	$4.62	03/29/15	2,324,395	5,890,472
	200,000(1)	4.1%	$10.00	12/28/05	1,257,789	3,187,485

William Sweedler	1,425,000(2)	29.0%	$8.81	07/22/15	7,895,300	20,008,241

David Conn	50,000(3)	1.0%	$4.82	5/28/2015	151,564	384,092
	50,000(3)	1.0%	$6.40	6/14/2015	201,246	509,998
	25,000(3)	0.5%	$10.00	12/28/2015	157,224	398,436
	100,000(3)	2.0%	$10.19	12/29/2015	640,844	1,624,024

Warren Clamen	200,000(4)	5.0%	$5.06	3/9/2015	636,441	1,612,867
	50,000(4)	1.0%	$10.00	12/28/2015	314,447	796,871

Deborah Sorell Stehr	50,000(5)	1.0%	$4.82	5/24/2015	151,564	384,092
	60,000(5)	1.2%	$8.03	10/28/2015	303,001	767,865
	50,000(5)	1.0%	$10.00	12/28/2015	314,447	796,871

(1)	Mr. Cole’s 800,000 options vested immediately at March 29, 2005 and 200,000 vested on December 28, 2005.

(2)
As part of the Joe Boxer acquisition, the Company entered into an employment agreement with William Sweedler as Executive Vice President of the Company and President of the Joe Boxer division. As part of his compensation, on July 22, 2005, he was granted 1,425,000 stock options of which 225,000 vested immediately, and 1,200,000 will vest upon achievement by the Joe Boxer division of certain revenues levels.

(3)
Mr. Conn’s 50,000 options expiring at May 28, 2015 vested on May 28, 2005, 25,000 expiring at December 28, 2015 vested on December 28, 2005, and 100,000 expiring at December 29, 2015 vested on December 29, 2005. Mr. Conn’s 50,000 options expiring at June 14, 2015 would vest on January 1, 2007, but the Company accelerated the vesting on December 19, 2005.

(4)	Mr. Clamen’s options vest 100,000 on March 9, 2005, 100,000 on June 1, 2005, and 50,000 on December 28, 2005

(5)	Mr. Stehr’s options vest 50,000 on May 14, 2005, 60,000 on October 28, 2005, and 50,000 on December 28, 2005

(6)
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

The following table sets forth information as of December 31, 2005, with respect to exercised and unexercised stock options held by the Named Persons.

Aggregated Options Exercises in the Current Year and Year-End Option Values

			Number of Securities		Value of Unexercised
	Shares Acquired		Underlying Unexercised		In-The-Money Options
	On	Value	Options at December 31, 2005(#)		at December 31, 2005($) (1)
Name	Exercise (#)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Neil Cole	-	-	3,885,875	-	26,070,118	-
William Sweedler	-	-	225,000	1,200,000	310,500	1,656,000
David Conn	-	-	425,000	-	1,992,750	-
Warren Clamen	-	-	250,000	-	1,035,500	-
Deborah Sorell Stehr	50,000	175,155	300,000	-	1,494,800	-

(1)
An option is “in-the-money” if the year-end closing market price per share of the Company’s Common Stock exceeds the exercise price of such options. The closing market price on December 31, 2005 was $10.19.

Employment Contracts and Termination and Change-in-Control Arrangements

On March 29, 2005, the Company entered into an employment agreement with Neil Cole to serve as the Company’s President and Chief Executive Officer for a term expiring on December 31, 2007, at an annual base salary of $500,000 in 2005, $550,000 in 2006 and $600,000 in 2007. In addition, Mr. Cole’s employment agreement provided for the Company to pay him additional salary of $250,000 in four equal installments upon the signing of the employment agreement, April 1, 2005, July 1 2005 and October 3, 2005, all of which have been paid. Under the employment agreement, for each year in which the Company meets at least 100% of targeted earnings before interest, taxes, depreciation and amortization of fixed assets and intangible assets, or EBITDA, as determined by its Board of Directors, Mr. Cole is also entitled to a bonus: $100,000 for 2005, $150,000 for 2006 and $200,000 for 2007. Mr. Cole received this bonus for 2005. In addition, Mr. Cole will receive a bonus equal to 5% of the amount, if any, by which the Company’s actual EBITDA, for a fiscal year, exceeds the greater of (a) the targeted EBITDA for that year, and (b) the highest amount of actual EBITDA a previously achieved during the term of his employment agreement, provided that prior negative EBITDA amounts will reduce the actual EBITDA in the year for which the determination is made in determining whether and by how much the amounts set forth in (a) and (b) were exceeded. Mr. Cole is also entitled to customary benefits, including participation in management incentive and benefit plans, reimbursement for automobile expenses, reasonable travel and entertainment expenses and a life insurance policy benefiting his designated beneficiaries in the amount of $5,000,000. The employment agreement provides that Mr. Cole will receive an amount equal to three times his annual compensation, plus accelerated vesting or payment of deferred compensation, options, stock appreciation rights and any other benefits payable to Mr. Cole, in the event that within twelve months of a “change in control” Mr. Cole is terminated by the Company without “cause” or if he terminates his agreement for “good reason,” as all such terms are defined in the employment agreement. Pursuant to the agreement, Mr. Cole was also granted immediately exercisable options under one of the Company’s stock option plans to purchase 800,000 shares of its common stock at $4.62 per share. The agreement further provides that, if the Company is sold and immediately thereafter Mr. Cole is no longer employed by the Company or its successor in the capacity in which he was employed prior to the sale, he will be entitled to a payment equal to 5% of the sale price in the event that sale price is at least $5.00 per share or the equivalent thereof with respect to an asset sale. Mr. Cole has also agreed not to compete with the Company for a period of twelve months after any sale resulting in such payment to him.

The Company entered into an employment agreement, effective July 22, 2005, with William Sweedler pursuant to which he has agreed to serve as an Executive Vice President of the Company. His employment agreement also provides for him to serve as President of the Company’s Joe Boxer division until July 22, 2009, subject to earlier termination as specified in the agreement. The employment agreement provides for Mr. Sweedler to receive an annual base salary of $400,000 and additional salary of $50,000 for the first year of his employment term, an annual base salary of $450,000 during the second year of his employment term, $500,000 for the third year and $550,000 for the fourth year of his employment term. In addition, the agreement provides for Mr. Sweedler to receive percentage of revenue based royalty bonuses if the annual revenues generated by the Company’s Joe Boxer division exceed certain specified amounts for the periods indicated in his employment agreement. The employment agreement provides that Mr. Sweedler will receive an amount equal to $100 less than three times his annual compensation in the event that within twelve months of a “change of control,” as defined in the employment agreement, Mr. Sweedler is terminated by the Company without “cause” or if Mr. Sweedler terminates his agreement for “good reason” (with one exception), as such terms are defined in the employment agreement. Pursuant to the employment agreement, Mr. Sweedler was also granted a ten-year option to purchase 1,425,000 shares of the Company’s common stock at $8.81 per share, of which 225,000 shares vested immediately and 1.2 million shares will vest only if the Joe Boxer division meets certain revenue goals.

On April 17, 2004, the Company entered into an employment agreement, subsequently amended on December 29, 2005, with David Conn, which provides for him to serve as an Executive Vice President of the Company until May 18, 2008, subject to earlier termination as provided in the agreement. The amended agreement provides for Mr. Conn to receive an annualized base salary of: (i) $250,000 [during the period December 29, 2005 until May 17, 2006]; (ii) $275,000 during the period May 18, 2006 through May 17, 2007 and (iii) $300,000 during the period May 18, 2007 through May 17, 2008, a guaranteed bonus of $25,000 each year of his employment, and a car allowance. He was also granted immediately exercisable 10-year options under exercisable for the purchase of 100,000 shares of the Company’s common stock at $10.19 per share. In addition, his employment agreement with the Company provides that, if, within twelve months of a “change in control,” Mr. Conn’s employment is terminated by the Company without “cause,” as such terms are defined in his employment agreement, the Company is obligated to make a lump-sum severance payment to him equal to $100 less than three times his “annualized includable compensation for the base period” (as defined in Section 280G of the Internal Revenue Code of 1986), subject to certain limitations for any “excess parachute payment.” His agreement with the Company also contains certain non compete and non solicitation provisions.

The Company entered into an employment agreement effective March 9, 2005 with Warren Clamen pursuant to which Mr. Clamen is employed as the Company’s Chief Financial Officer. The employment agreement provides that Mr. Clamen will be employed by the Company for a two-year term, subject to earlier termination as specified in the agreement. The employment agreement provides for Mr. Clamen to receive a base annual salary of $225,000 per year for the first year of the agreement and no less than $240,000 for the second year of the agreement, plus certain fringe benefits. In addition, he is eligible to participate in any executive bonus program that the Company has in effect during the term of his employment agreement. Upon the commencement of his employment agreement, the Company granted Mr. Clamen 10-year options to purchase 200,000 shares of the Company’s common stock at $5.06 per share, subject to earlier termination under certain conditions if Mr. Clamen ceases to be employed by the Company, half of which options vested immediately and the other half vested as of June 1, 2005. His employment agreement also provides for Mr. Clamen to receive certain severance payments if the Company terminates the agreement other than for “cause” as defined in the agreement.

On October 28, 2005, the Company entered into a new employment agreement with Deborah Sorell Stehr, which provides for her to serve as the Company’s Senior Vice President, General Counsel and Secretary that expires on December 31, 2007 and provides for her to receive a base salary for performance based upon a four-day work week, as follows: (a) during the period from October 28, 2005 through December 31, 2006, at the annualized rate of $215,000 until January 1, 2006, and, for the balance of the period, not less than an annualized rate of $220,000, (b) during the period from January 1, 2007 through December 31, 2007, at an annual rate of not less than $230,000. Ms. Stehr was also granted ten-year immediately exercisable options to purchase 60,000 shares of the Company’s common stock at $8.03 per share. Under the agreement, Ms. Stehr is also eligible for a bonus consistent with other executive officers and to customary benefits, including participation in management incentive and benefit plans, a monthly car allowance of $1,500 and reasonable travel and entertainment expenses. The agreement provides that Ms. Stehr will receive an amount equal to $100 less than three times her annual compensation, plus accelerated vesting or payment of deferred compensation, options, stock appreciation rights and any other benefits payable to Ms. Stehr, in the event that within twelve months of a “change of control,” Ms. Stehr’s employment is terminated by the Company without “cause” or Ms. Stehr terminates her employment agreement with the Company for “good reason,” as all such terms are defined in the agreement.

On July 22, 2005, the Company entered into an employment agreement with Andrew Tarshis, which provides for him to serve as the Company’s Senior Vice President, Business Affairs, and Associate Counsel for a two-year term that expires on July 22, 2007 and provides for him to receive a base salary as follows: (a) during the first year of the term at the annualized rate of $225,000, and during the second year of the term at an annualized rate of $240,000. Mr. Tarshis was also granted ten-year options to purchase 110,000 shares of the Company’s common stock at $8.81 per share. Under the agreement, Mr. Tarshis is also eligible for a bonus consistent with other executive officers and to customary benefits, including participation in management incentive and benefit plans, a monthly car allowance of $1,500 and reasonable travel and entertainment expenses. The agreement provides that if Mr. Tarshis is terminated due to a “change in control”, as defined in the agreement, he will receive his compensation through the end of the term, but in no event less than one times his annual compensation at the time of the termination.

Director compensation

During the Current Year, the Company’s non-employee directors each received a grant of common stock under the Company’s Non-Employee Director Stock Incentive Plan (the “Stock Plan”) worth $20,000, in compensation for their services as directors. Additionally, the Company’s non-employee directors who were members of the Company’s audit committee or nominating/governance committee during the Current Year received $1,000 for each committee meeting attended. In addition, for the Current Year, the chairpersons of those committees each received a fee of $5,000 for serving as such chairpersons. Effective March 16, 2006, the Board terminated the Stock Plan, and increased annual compensation for each non-employee director to $25,000 per year, with the fee for each committee meeting raised to $1,500. The compensation to the chairs of the respective committees did not change. In addition, the eligible directors waived the stock grant they would otherwise have received on March 1, 2006. The Company’s directors, who are also employees, do not receive any additional compensation for their services as directors.

Under each of the Company’s 2002 Stock Option Plan, 2001 Stock Option Plan, 2000 Stock Option Plan and 1997 Stock Option Plan, non-employee directors are eligible to be granted non-qualified stock options.

The Company's Board of Directors, or the Stock Option Committee of the 2002 Plan, 2001 Plan, 2000 Plan or the 1997 Plan, if one is appointed, has discretion to determine the number of shares subject to each non-qualified option (subject to the number of shares available for grant under the 2002 Plan, 2001 Plan, 2000 Plan or the 1997 Plan, as applicable), the exercise price thereof (provided such price is not less than the par value of the underlying shares of the Company's Common Stock under the 2000 Plan or not less than the fair value of Common Stock under the 1997 Plan, 2001 Plan and 2002 Plan), the term thereof (but not in excess of 10 years from the date of grant, subject to earlier termination in certain circumstances), and the manner in which the option becomes exercisable (amounts, intervals and other conditions). During the Current Year, Barry Emanuel, Steven Mendelow, Michael Groveman, and Drew Cohen each received stock options for the purchase of 50,000 shares of common stock at an exercise price of $8.58 per share under the Company’s 2002 stock option plan. In addition, Barry Emanuel and Steven Mendelow each received stock options for the purchase of 20,250 shares of common stock at an exercise price of $7.17 and $4.62 per share, respectively, under the Company’s 2002 stock option plan. These options are all immediately exercisable.

Compensation committee interlocks and insider participation

During the Current Year, none of the Company’s executive officers served on the board of directors or the compensation committee of any other entity that has officers that serve on the Company’s board of Directors or on its nominating /governance committee, which is the committee of the Company’s board whose responsibilities include those relating to compensation. In addition, none of the members of the Company’s nominating/governance committee was formerly, or during Current Year, one of the Company’s officers or employed by the Company.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table presents information regarding beneficial ownership of the Company’s common stock as of March 15, 2006 by each of the Company’s directors, each of the Company’s “named executive officers,” all of the Company’s executive officers and directors, as a group, and each person known by the Company to beneficially hold five percent or more of the Company’s common stock, based on information obtained from such persons.

Unless indicated below, to the Company’s knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all securities beneficially owned, subject to community property laws where applicable. The shares “beneficially owned” by a person are determined in accordance with the definition of “beneficial ownership” set forth in the regulations of the SEC and, accordingly, shares of the Company’s common stock subject to options, warrants or convertible securities that are exercisable or convertible within 60 days as of March 7, 2006 are deemed to be beneficially owned by the person holding such securities and to be outstanding for purposes of determining such holder’s percentage ownership. The same securities may be beneficially owned by more than one person.

Percentage ownership of the Company’s common stock is based on the 35,648,616 shares of common stock outstanding as of March 1, 2006. The address for each beneficial owner, unless otherwise noted, is c/o Iconix Brand Group, Inc. at 1450 Broadway, New York, New York 10018.
Name and address of beneficial owner	Number of shares of common stock beneficially owned	Percentage of Company’s outstanding common stock beneficially owned
Neil Cole	4,721,075 (1)	11.9
William Sweedler	1,300,679 (2)	3.6
David Conn	425,000 (3)	1.2
Warren Clamen	250,000 (3)	*
Deborah Sorell Stehr	300,000 (4)	*
Michael Caruso	2,386,887 (5)	6.7
Claudio Trust dated February 2, 1990 PO Box 11360 Jackson, WY 83002	2,381,737 (6)	6.7
Drew Cohen	116,702 (7)	*
Barry Emanuel	426,673 (8)	1.2
Michael Groveman	116,702 (7)	*
Steven Mendelow	380,988 (9)	1.1
Remey W. Trafelet Trafelet & Company, LLC 900 Third Avenue - 5th Floor New York, NY 10022	2,898,800 (10)	8.1
All directors and executive officers as a group (11 persons)	10,584,706 (11)	25.3
___________________
* Less than 1%

(1)
Includes 3,885,875 shares of common stock issuable upon exercise of options and 20,000 shares of common stock owned by Mr. Cole’s children. Does not include 15,194 shares held in Mr. Cole’s account under the Company’s 401(k) savings plan over which he has no current voting or investment power.

(2)
Includes 225, 000 shares of common stock issuable upon exercise of options. Also includes 12,000 shares held by a charitable foundation as to which shares Mr. Sweedler has voting rights but no pecuniary interest.

(3)	Represents shares of common stock issuable upon exercise of options.

(4)
Represents shares of common stock issuable upon exercise of options. Does not include 9,985 shares held in Ms. Sorell Stehr’s account under the Company’s 401(k) savings plan over which she has no current voting or investment power.

(5)	Includes 2,381,737 shares of common stock held by the Claudio Trust dated February 2, 1990.

(6)	Michael Caruso serves as the trustee of this trust [and exercises voting and investment control over its securities.

(7)	Includes 110,000 shares of common stock issuable upon exercise of options.

(8)	Includes 405,250 shares of common stock issuable upon exercise of options.

(9)
Includes 295,250 shares of common stock issuable upon exercise of options and 60,750 shares of common stock owned by C&P Associates, with which Mr. Mendelow and his wife are affiliated and over whose securities they exercise shared voting and investment control.

(10)
According to a Schedule 13G filed by Trafelet & Company, LLC, represents shares of common stock held by Trafelet & Company, LLC, of which Remey W. Trafelet is the managing member and has shared voting and investment control over the securities.

(11)	Includes 6,146,375 shares of common stock issuable upon exercise of options.

Equity Compensation Plans

The following table provides certain information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2005.
			Number of securities remaining
	Number of securities to be	Weighted-average	available for issuance under
	issued upon exercise of	exercise price of	equity compensation plans
	outstanding options, warrants	outstanding options,	(excluding securities reflected
	and rights	warrants and rights	in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans
Approved by security holders:	6,830,524	$4.26	212,598

Equity compensation plans not
Approved by security holders (1):	2,742,768(1)(3)	$7.14	25,000(2)
Total	9,573,292	$5.09	237,598

(1)
Represents the aggregate number of shares of common stock issuable upon exercise of individual arrangements with option and warrant holders, including 1,392,750 options issued under the terms of the Company’s 2001 Stock Option Plan. These options and warrants are up to three years in duration, expire at various dates between January 14, 2005 and December 22, 2013, contain anti-dilution provisions providing for adjustments of the exercise price under certain circumstances and have termination provisions similar to options granted under stockholder approved plans. See Notes 1 and 9 of Notes to Consolidated Financial Statements for a description of the Company’s Stock Option Plans.

(2)	Represents shares eligible for issuance upon the exercise of options that may be granted under the Company’s 2001 Stock Option Plan.
(3)
Includes 1,200,000 options which were issued as part of the Joe Boxer acquisition, in which the Company entered into an employment agreement with William Sweedler as Executive Vice President of the Company and President of the Joe Boxer division. As part of his compensation he was granted these 1,200,000 options which will vest upon achievement by the Joe Boxer division of certain revenues levels.

Item 13.  Certain Relationships and Related Transactions
On May 1, 2003, the Company granted Kenneth Cole Productions, Inc. the exclusive worldwide license to design, manufacture, sell, distribute and market footwear under its Bongo brand. The chief executive officer and chairman of Kenneth Cole Productions is Kenneth Cole, who is the brother of Neil Cole, the Company’s Chief Executive Officer and President. During Current Year, the Company received $1.3 million in royalties from Kenneth Cole Productions.

The Candie’s Foundation, a charitable foundation founded by Neil Cole for the purpose of raising national awareness about the consequences of teenage pregnancy, owed the Company $193,000 at December 31, 2005. The Candie’s Foundation paid-off the entire borrowing from the Company in February 2006 although additional advances will be made as and when necessary. Mr. Cole’s wife, Elizabeth Cole, was employed by the The Candie’s Foundation at an annualized salary of $80,000 until May 2005. She continues to perform services for the foundation but without compensation.

Item 14. Principal Accountant Fees and Services

Audit Fees. The aggregate fees billed by BDO Seidman, LLP for professional services rendered for the audit of the Company's annual financial statements for the Current Year and the 11-month Prior Year and the review of the financial statements included in the Company's Forms 10-Q for the Current Year and the 11-month Prior Year totaled approximately $394,000, and $168,700, respectively.

Audit-Related Fees.  There were approximately $114,000 and $30,000 aggregate fees billed by BDO Seidman, LLP for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements for the Current Year and the 11-month Prior Year, respectively, and that are not disclosed in the paragraph captions "Audit Fees" above. The majority of the audit-related fees were related to the audit of the financial statements of IP Holdings and Candie’s Foundation.

Tax Fees. The aggregate fees billed by BDO Seidman, LLP for professional services rendered for tax compliance, for the Current Year and the 11-month Prior Year , were approximately $62,000, and $64,000, respectively. The aggregate fees billed by BDO Seidman, LLP for professional services rendered for tax advice and tax planning, for the Current Year and the 11-month Prior Year, were $3,000 and $2,090, respectively.

All Other Fees. There were no fees billed by BDO Seidman, LLP for products and services, other than the services described in the paragraphs captions "Audit Fees", "Audit-Related Fees", and "Tax Fees" above for the Current Year and the 11-Month Prior Year.

The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit services provided by BDO Seidman, LLP in Current Year. Consistent with the Audit Committee's responsibility for engaging the Company's independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee. The full Audit Committee approves proposed services and fee estimates for these services. The Audit Committee chairperson or their designee has been designated by the Audit Committee to approve any services arising during the year that were not pre-approved by the Audit Committee. Services approved by the Audit Committee chairperson are communicated to the full Audit Committee at its next regular meeting and the Audit Committee reviews services and fees for the fiscal year at each such meeting. Pursuant to these procedures, the Audit Committee approved all the foregoing audit services and permissible non-audit services provided by BDO Seidman, LLP.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Documents included as part of this Annual Report

1. The following consolidated financial statements are included in this Annual Report:

- Report of Independent Registered Public Accounting Firm

- Consolidated Balance sheets - December 31, 2005 and 2004

- Consolidated Statements of Operations for the year ended December 31, 2005, the 11-months ended December 31, 2004 and the year ended January 31, 2004

- Consolidated Statements of Stockholders' Equity for the ended December 31, 2005, the 11-months ended December 31, 2004 and the year ended January 31, 2004

- Consolidated Statements of Cash Flows for the year ended December 31, 2005, the 11-months ended December 31, 2004 and the year ended January 31, 2004

- Notes to consolidated Financial Statements

2. The following financial statement schedules are included in this Annual Report:

- Report of Independent Registered Public Accounting Firm on Financial Statement Schedule
- Schedule for the year ended December 31, 2005, the 11 months ended December 31, 2004 and the year ended January 31, 2004
- Schedule II Valuation and qualifying accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

3. See the Index to Exhibits for a list of exhibits filed as part of this Annual Report.

(b) See Item (a) 3 above.

(c) See Item (a) 2 above.

SIGNATURES

Pursuant to the requirements of Section 13 or 159(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICONIX BRAND GROUP, INC.

By:	/s/ Neil Cole
Neil Cole, Chairman of the Board, President and Chief Executive Officer
Dated: March 21, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/ Neil Cole Neil Cole	Chairman of the Board, Chief Executive Officer and Treasurer (Principal Executive Officer)	March 21, 2006
/s/ Warren Clamen Warren Clamen	Chief Financial Officer (Principal Financial and Accounting Officer)	March 21, 2006
/s/William Sweedler William Sweedler	Executive Vice President and Director	March 21, 2006
/s/ Michael Caruso Michael Caruso	Director	March 21, 2006
/s/ Drew Cohen Drew Cohen	Director	March 21, 2006
/s/ Barry Emanuel Barry Emanuel	Director	March 21, 2006
/s/ Michael Groveman Michael Groveman	Director	March 21, 2006
/s/ Steven Mendelow Steven Mendelow	Director	March 21, 2006

Index to Exhibits
Exhibit

Numbers  Description

2.1	Asset Purchase Agreement dated October 20, 2004 by and among B.E.M. Enterprise, Ltd., Escada (USA) Inc., the Company and Badgley Mischa Licensing LLC (1)
2.2
Asset Purchase Agreement dated July 22, 2005 by and among the Company, Joe Boxer Company, LLC, Joe Boxer Licensing, LLC, JBC Canada Holdings, LLC, Joe Boxer Canada, LP, and William Sweedler, David Sweedler, Alan Rummelsburg, Joseph Sweedler and Arnold Suresky (2)

2.3
Asset Purchase Agreement dated September 16, 2005 by and among the Company, Rampage Licensing LLC, Rampage.com, LLC, Rampage Clothing Company, Larry Hansel, Bridgette Hansel Andrews, Michelle Hansel, Paul Buxbaum and David Ellis (3)

3.1  Certificate of Incorporation (4)
3.2  Restated and Amended By-Laws (5)
4.1	Rights Agreement dated January 26, 2000 between the Company and Continental Stock Transfer and Trust Company (6)
4.2	Second Amended and Restated Indenture dated as of July 1, 2005 by and among IP Holdings LLC, as issuer, and Wilmington Trust Company, as Trustee (2)
4.3	Third Amended and Restated Indenture dated as of September 1, 2005 by and among IP Holdings LLC, as issuer, and Wilmington Trust Company, as Trustee (3)
10.1  Trademark Purchase Agreement between the Company and New Retail Concepts, Inc. (7)
10.2  1989 Stock Option Plan of the Company (8)*
10.3  1997 Stock Option Plan of the Company (9)*
10.4  2000 Stock Option Plan of the Company (10)*
10.5  2001 Stock Option Plan of the Company (11)*
10.6  2002 Stock Option Plan of the Company (12)*
10.7  Non-Employee Director Stock Incentive Plan (13)*
10.8  Candie's, Inc. 401(K) Savings Plan (14)
10.9 Employment Agreement between Neil Cole and the Company dated March 29, 2005 (15)(*)
10.10 Employment Agreement between the Company and William Sweedler* (16)
10.11  Employment Agreement between Deborah Sorell Stehr and the Company dated October 28, 2005 (23)*
10.12 Employment Agreement between Warren Clamen and the Company. (17)*
10.13 Employment Agreement between the Company and David Conn (18)*
10.14 Employment Agreement between the Company and Andrew Tarshis* (16)
10.15  Option Agreement of Neil Cole dated November 29, 1999 (14)*
10.16  Common Stock Purchase Warrant issued to UCC Consulting Corporation (4)
10.17  Limited Liability Company Operating Agreement of Unzipped Apparel LLC (19)
10.18	Equity Acquisition Agreement between Michael Caruso & Co., Inc., the Company and Sweet Sportswear, LLC dated as of April 23, 2002. (20)
10.19 8% Senior Subordinated Note due 2012 of Candie's, Inc. payable to Sweet Sportswear, LLC. (20)
10.20	Collateral Pledge Agreement dated October 18, 2002 between Candie's, Inc., Michael Caruso & Co., and Sweet Sportswear LLC. (20)
10.21 Agreement for Sale of Unzipped Interest to TKO Apparel, Inc. (18)
10.23 Stock Purchase Agreement between the Company and certain designees of TKO Apparel, Inc. (18)
10.23	Letter Agreement dated October 29, 2004 among UCC Funding Corporation, Content Holdings, Inc., the Company and Badgley Mischa Licensing LLC (1)
10.24	Amendment to Employment Agreement between the Company and David Conn (21)*
10.25 Form of Option Agreement under the Company’s 1997 Stock Option Plan (22)*
10.26 Form of Option Agreement under the Company’s 2000 Stock Option Plan (22) *
10.27 Form of Option Agreement under the Company’s 2001 Stock Option Plan (22)*
10.28 Form of Option Agreement under the Company’s 2002 Stock Option Plan. (22)*
10.29 Option Agreement dated July 22, 2005 between the Company and William Sweedler* (16)
10.30 Lease with respect to the Company’s executive offices (23)
10.31 Promissory Note issued by Joe Boxer Licensing, LLC in favor of Kmart Corporation (23)
21  Subsidiaries of the Company. (23)
23  Consent of BDO Seidman, LLP. (23)
31.1	Certification of Chief Executive Officer Pursuant To Rule 13a-14 Or 15d-14 Of The Securities Exchange Act Of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002. (23)
31.2	Certification of Principal Financial Officer Pursuant To Rule 13a-14 Or 15d-14 Of The Securities Exchange Act Of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002. (23)
32.1	Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 (23)
32.2	Certification of Principal Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 (23)

(1)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2004 and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated July 22, 2005 and incorporated by reference herein.
(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated September 16, 2005 and incorporated by reference herein.
(4)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated by reference herein.
(5)	Filed as an exhibit to the Company’s Annual Report as Form 10-K for the year ended January 31, 2000, and incorporated by reference herein.
(6)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated January 26, 2000 and incorporated by reference herein.
(7)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File 33-53878) and incorporated by reference herein.
(8)	Filed as an exhibit to the Company’s Registration Statement on Form S-18 (File 33-32277-NY) and incorporated by reference herein.
(9)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 1997, and incorporated by reference herein.
(10)	Filed as Exhibit A to the Company’s definitive Proxy Statement dated July 18, 2000 as filed on Schedule 14A and incorporated by reference herein.
(11)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended January 31, 2002 and incorporated by reference herein.
(12)	Filed as Exhibit B to the Company’s definitive proxy statement dated May 28, 2002 as filed on Schedule 14A and incorporated by reference herein.
(13)	Filed as Appendix B to the Company’s definitive Proxy Statement dated July 2, 2001 as filed on Schedule 14A and incorporated by reference herein.
(14)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended January 31, 2003 and incorporated by reference herein.
(15)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2004 and incorporated by reference herein.
(16)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and incorporated by reference herein.
(17)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated March 9, 2005 and incorporated by reference herein.
(18)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004 and incorporated by reference herein.
(19)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 1998 and incorporated by reference herein.
(20)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2002 and incorporated by reference herein.
(21)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated December 29, 2005 and incorporated by reference herein.
(22)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2004 and incorporated by reference herein.
(23)	Filed herewith.

* Denotes management compensation plan or arrangement.

Annual Report on Form 10-K

Item 8, 15(a)(1) and (2), (c) and (d)

List of Financial Statements and Financial Statement Schedule

Year ended December 31, 2005

Iconix Brand Group, Inc. and Subsidiaries

Iconix Brand Group, Inc. and Subsidiaries

Form 10-K

Index to Consolidated Financial Statements and Financial Statement Schedule

The following consolidated financial statements of Iconix Brand Group Inc. and subsidiaries are included in Item 15:

The following consolidated financial statement schedule of Iconix Brand Group, Inc. and subsidiaries is included in Item 15(d):

Report of Independent Registered Public Accounting Firm on Financial Statement
Schedule for the year ended December 31, 2005, the 11-months ended December 31, 2004 and the year ended January 31, 2004	S-1

Schedule II Valuation and qualifying accounts	S-2

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Iconix Brand Group, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Iconix Brand Group, Inc. as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2005, the 11 months ended December 31, 2004, and the year ended January 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Iconix Brand Group, Inc. at December 31, 2005 and 2004, and the results of its operations and its cash flows for the year ended December 31, 2005, the 11 months ended December 31, 2004, and the year ended January 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Iconix Brand Group, Inc.'s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 20, 2006 expressed an unqualified opinion thereon.

/s/BDO Seidman, LLP

March 20, 2006
New York, New York

Iconix Brand Group, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except par value)

	December 31,
	2005	2004
Assets
Current Assets:
Cash (including restricted cash of $4,094 in 2005 and $530 in 2004)	$11,687	$ 798
Marketable securities	553	-
Accounts receivable, net of reserve of $260 in 2005 and $0 in 2004	3,532	2,239
Due from factor, net of allowances of $0 in 2005 and $1,856 in 2004	-	3,865
Due from affiliate	193	227
Inventories, net of reserve of $0 in 2005 and $2,252 in 2004	-	279
Deferred income taxes	3,716	1,549
Prepaid advertising and other	2,664	670
Total Current Assets	22,345	9,627
Property and equipment, at cost:
Furniture, fixtures and equipment	2,027	1,638
Less: Accumulated depreciation and amortization	(1,175)	(1,292)
	852	346
Other Assets:
Restricted cash	4,982	2,900
Goodwill	32,835	25,241
Other intangibles, net	139,281	16,591
Deferred financing costs, net	3,597	2,149
Long term deferred income taxes	11,978	2,073
Other	1,374	1,233
	194,047	50,187
Total Assets	$ 217,244	$ 60,160
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$3,360	$ 4,284
Accounts payable, subject to litigation	4,886	4,886
Deferred revenue	4,782	1,413
Due to related party	-	2,465
Current portion of long-term debt	13,705	2,563
Total current liabilities	26,733	15,611

Deferred revenue	-	366
Deferred income taxes	4,201	-
Long-term debt, less current maturities	85,414	19,925

Contingencies and commitments	-	-

Stockholders' Equity:
Common stock, $.001 par value - shares authorized 75,000;
shares issued 35,540 and 28,293 respectively	36	29
Additional paid-in capital	136,842	76,154
Retained deficit	(35,315)	(51,258)
Less: Treasury stock - 198 shares at cost	(667)	(667)
Total stockholders’ equity	100,896	24,258
Total Liabilities and Stockholders' Equity	$ 217,244	$ 60,160

See accompanying notes to consolidated financial statements.

Iconix Brand Group, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except earnings per share data)

	Year	11 Months	Year
	Ended	Ended	Ended
	12/31/2005	12/31/2004	1/31/2004

Net sales	$-	$58,427	$123,160
Licensing and commission revenue	30,156	10,553	8,217
Net revenue	30,156	68,980	131,377
Cost of goods sold (net of recoveries pursuant to an
Agreement of $7,566 and $1,626 in the 11 months
ended 12/31/2004 and the year ended
1/31/2004, respectively)	-	48,229	102,604
Gross profit	30,156	20,751	28,773

Selling, general and administrative expenses (net of
recovery pursuant to an agreement of $438 in 2005)	13,880	17,720	32,308
Special charges	1,466	295	4,629

Operating income (loss)	14,810	2,736	(8,164)

Other expenses:
Interest expense - net of $295, $24, and $36 of
interest income in the year ended 12/31/2005,
11 months ended 12/31/2004, and the year ended
12/31/2004, respectively.	3,977	2,495	3,118
Gain on sales of securities	(75)	-	-
	3,902	2,495	3,118

Income (loss) before income taxes	10,908	241	(11,282)

Provision (benefit) for income taxes	(5,035)	-	58

Net income (loss)	$15,943	$241	$(11,340)

Earnings (loss) per share:
Basic	$0.51	$0.01	$(0.45)

Diluted	$0.46	$0.01	$(0.45)

Weighted average number of common shares outstanding:
Basic	31,284	26,851	25,181

Diluted	34,773	28,706	25,181

See accompanying notes to consolidated financial statements.

Iconix Brand Group, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(in thousands)

			Additional
	Common Stock		Paid - in	Retained	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
Balance at February 1, 2003	24,992	$ 25	$ 69,812	$ (40,159)	$ (667)	$ 29,011
Issuance of common stock to benefit plan	20	-	22	-	-	22
Exercise of stock options	851	1	1,022	-	-	1,023
Re-grant of stock options	-	-	93	-	-	93
Issuance of common stock to directors	52	-	59	-	-	59
Net loss	-	-	-	(11,340)	-	(11,340)
Balance at January 31, 2004	25,915	26	71,008	(51,499)	(667)	18,868
Issuance of common stock to designees of
TKO Apparel, Inc.	1,000	1	2,184	-	-	2,185
Issuance of common stock to B.E.M
Enterprises, Ltd for asset acquisition	215	1	949	-	-	950
Issuance of stock options to a non-employee
related to the above asset acquisition	-	-	133	-	-	133
Issuance of common stock to a non-employee	10	-	25	-	--	25
Exercise of stock options	1,109	1	1,745	-	--	1,746
Issuance of common stock to directors	44	-	110	-	--	110
Net income	-	-	-	241	--	241
Balance at December 31, 2004	28,293	29	76,154	(51,258)	(667)	24,258
Issuance of common stock related to
acquisition of Joe Boxer ®	4,350	4	36,232	-	-	36,236
Issuance of common stock related to
acquisition of Rampage ®	2,171	2	20,148	-	-	20,150
Warrants granted to non-employees
related to acquisitions	-	-	2,441	-	-	2,441
Options granted to a non-employee	-	-	173	-	-	173
Exercise of stock options	709	1	1,584	-	-	1,585
Issuance of common stock to directors	17	-	110	-	-	110
Net income	-	-	-	15,943	-	15,943
Balance at December 31, 2005	35,540	$ 36	$ 136,842	$ (35,315)	$ (667)	$ 100,896

See accompanying notes to consolidated financial statements.

Iconix Brand Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (in thousands)
	Year Ended	11 Months Ended	Year Ended
	December 31,	December 31,	January 31,
	2005	2004	2004
Cash flows (used in) provided by operating activities:
Net income (loss)	$ 15,943	$ 241	$ (11,340)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	130	236	863
Amortization of intangibles	1,733	1,901	1,873
Gain on sale of marketable securities	(75)	-	-
Bad debt expense	260	-	792
Issuance of common stock to non-employee directors	110	110	59
Stock option compensation non - employees	173	25	-
Recovery on receivable	-	(53)	-
Reduction of settlement payment	-	(238)	-
Write-off of impaired assets	95	-	1,567
Shortfall Payment against Guarantee	(438)	(7,566)	(1,626)
Shortfall Payment reserve	-	685	-
Accrued interest on long-term debt	(134)	500	-
Deferred income tax benefit	(5,132)	-	-
Changes in operating assets and liabilities, net of business acquisition:
Accounts receivable	(1,553)	1,046	4,388
Due from affiliate	34	103	(56)
Inventories	279	7,160	11,577
Prepaid advertising and other	(1,994)	688	(246)
Refundable and prepaid taxes	-	-	29
Other assets	(7)	(1,168)	115
Deferred revenue	3,003	(1,277)	3,056
Due to related parties	-	(2,342)	(3,861)
Accounts payable and accrued expenses	(310)	(330)	(5,040)
Net cash provided by (used in) operating activities	12,117	(279)	2,150
Cash flows used in investing activities:
Purchases of property and equipment	(731)	(30)	(248)
Proceeds from the sale of equity securities of other entities	110	-	-
Purchases of equity securities of other entities	(663)	-	-
Acquisition of Badgley Mischka	-	(372)	-
Acquisition of Joe Boxer	(40,755)	-	-
Acquisition of Rampage	(26,159)	-	-
Purchase of trademarks	(320)	(19)	-
Net cash used in investing activities	(68,518)	(421)	(248)
Cash flows (used in) provided by financing activities:
Revolving notes payable - bank	-	(12,775)	(8,802)
Proceeds from long -term debt	85,489	3,600	-
Proceeds of loans from related parties	(2,465)	2,465	-
Proceeds from exercise of stock options and warrants	1,585	1,746	1,023
Payment of long-term debt	(17,134)	(2,630)	(2,153)
Proceeds from common stock issuance	-	2,185	-
Prepaid interest expense - long-term	-	(500)	-
Factored accounts receivables and payable to factor, net	3,865	5,088	9,013
Restricted cash - Current	(3,564)	(7)	(523)
Restricted cash - Non Current	(2,082)	-	-
Deferred financing costs	(1,968)	(475)	(88)
Net cash (used in) provided by financing activities	63,726	(1,303)	(1,530)
Net increase (decrease) in cash and cash equivalents	7,325	(2,003)	372
Cash and cash equivalents, beginning of year	268	2,271	1,899
Cash and cash equivalents, end of year	$ 7,593	$ 268	$ 2,271
Balance of restricted cash - Current	4,094	530	523
Total cash and cash equivalents including restricted cash, end of year	$11,687	$798	$ 2,794
See accompanying notes to consolidated financial statements.

Supplemental disclosure of cash flow information:

	Year Ended	11 Months Ended	Year Ended
	12/31/2005	12/31/2004	1/31/2004

Cash paid during the year:
Interest	$3,298	$2,636	$2,412
Income tax benefits	$-	$-	$(139)

Supplemental disclosures of non-cash investing and financing activities:

	Year Ended	11 Months Ended	Year Ended
	12/31/2005	12/31/2004	1/31/2004

Issuance of common stock to benefit plan	$ -	-	22

Acquisitions:
Common stock issued	$56,386	$950	$ -
Options issued - acquisition cost	$ -	$133	$ -
Warrants issued - acquisition cost	$2,441	$ -	$ -
Liabilities assumed	$14,193	$ -	$ -

See accompanying notes to consolidated financial statements.

Iconix Brand Group, Inc and Subsidiaries
Notes to Consolidated Financial Statements
Information as of and for the Periods Ended December 31, 2005 and 2004
(dollars are in thousands (unless otherwise noted), except per share data)

The Company

Iconix Brand Group, Inc (the “Company”) is in the business of licensing and marketing intellectual property. The Company currently owns five brands, Candie’s®, Bongo®, Badgley Mischka®, Joe Boxer® and Rampage®, which it licenses to third parties for use in connection with a variety of apparel, and fashion products. The Company also arranges through its wholly-owned subsidiary Bright Star Footwear, Inc. ("Bright Star") for the manufacture of footwear products for mass market and discount retailers under the private label brand of the retailer.

The Company's business strategy, as a licensing and marketing company, is to maximize the value of its intellectual property by entering into strategic licenses with partners who have been selected based upon the Company's belief that they will be able to produce and sell quality products in the categories of their specific expertise. This licensing strategy is designed to permit the Company to operate its licensing business with minimal working capital, no inventory, production or distribution costs or risks, and utilizing only a small group of core employees. Prior to May 2003, the Company was engaged in the wholesale business of footwear and jeanswear.

On July 1, 2005, the Company changed its corporate name to Iconix Brand Group, Inc. and its NASDAQ symbol to ICON.

Beginning January 2005, the Company changed its business practices with respect to Bright Star, which resulted in a change in revenue recognition. Bright Star is now acting solely as an agent, accordingly, only net commission revenue is recognized.

1. Summary of Significant Accounting Policies

Fiscal Year End

On December 7, 2004, the Company announced that beginning January 1, 2005, it had changed its fiscal year ending on January 31, to a calendar year beginning on January 1st and ending on December 31st. The change was designed to align the Company's financial reporting with that of its existing licensees. As a result, the current period was reported as the calendar year ended December 31, 2005 (the “Current Year”). The prior year period ended on December 31, 2004 was reported as an 11- month period (the “11-month Prior Year”). For comparative purposes, unaudited condensed results of operations data for the period for the 11 month period ended December 31, 2004 is presented in Note 18.

As a result of the Company's transition to a licensing business, and to a lesser extent, its change in fiscal year end and the change in its Bright Star revenue reporting, the Company's operating results for the most current year are not comparable to prior periods, as applicable.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and items have been eliminated in consolidation. The Company acquired the Joe Boxer brand on July 22, 2005 and the Rampage brand on September 16, 2005. All acquisitions have been accounted for using purchase price accounting. See Notes 4 and 5.

Business Combinations

The purchase method of accounting requires that the total purchase price of an acquisition be allocated to the assets acquired and liabilities assumedbased on their fair values on the date of the business acquisition. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

For the period January 31, 2004 through December 31, 2005, the Company completed three acquisitions. Note 3, 4, and 5 to the financial statements contains a full discussion of the Company’s acquisitions. The acquisitions and the acquisition dates are as follows:

Acquired business	Acquisition date
Badgley Mischka	October 29, 2004
Joe Boxer	July 22, 2005
Rampage	September 16, 2005

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company reviews all significant estimates affecting the financial statements on a recurring basis and records the effect of any adjustments when necessary.

Effective July 1, 2005 the Company had a change in estimate of the useful lives of both the Candie’s and Bongo trademarks to indefinite life. See Goodwill and Other Intangibles below.

Marketable Equity Securities

In November and December 2005, the Company invested $663 in equity securities of certain public companies that are categorized as available for sale. In December 2005, the Company sold certain of these shares and $75 was recorded as realized gain in the Current Year. The aggregate fair value of these investments approximates their respective carrying value.

Concentration of Credit Risk

For the Current Year, two licensees accounted for 27.9% and 14.6% of the Company’s net revenue, respectively. On a comparable basis, no licensee exceeded 10% of the Company’s total net revenues in the 11-month Prior Year and 12 months ended January 31, 2004 (“Fiscal 2004”).

Deferred Financing Costs

The Company incurred costs (primarily professional fees and placement agent fees) in connection with bond financings that occurred during the Current Year and the 11-month Prior Year bond financing. These costs have been deferred and are being amortized using the interest method over the life of the related debt (7 years).

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

Impairment of Long-Lived Assets

When circumstances mandate, the Company evaluates the recoverability of its long-lived assets, other than goodwill and other indefinite life intangibles (discussed below), by comparing estimated future undiscounted cash flows with the assets’ carrying value to determine whether a write-down to market value, based on discounted cash flow, is necessary. In Current Year, the Company wrote off leasehold improvement of $91 in connection with an office relocation. During Fiscal 2004 computer software and leasehold improvements totaling $1.6 million were written off in connection with the closing of retail stores, which were reported as special charges. See Note 7. Other identifiable intangible assets are being amortized on a straight-line basis over the estimated useful life of the assets over periods ranging from 3-10 years.

Goodwill and Other Intangibles

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets,” which changes the accounting for goodwill and other intangible assets without determinable lives from an amortization method to an impairment-only approach. The Candie’s and Bongo trademarks had previously been amortized on a straight-line basis over their estimated useful lives of approximately 20 years. Effective July 1, 2005, the Company changed for accounting purposes, the estimated useful lives of the Candie’s and Bongo trademarks to be an indefinite life. Accordingly the recorded value of these trademarks will no longer be amortized, but instead will be tested for impairment on an annual basis. In arriving at the conclusion to use an indefinite life management considered among other things, the Company’s new licensing business model which has expanded the extent of potential use of these brand names in future years. This has been initially evidenced by the Candies licensing contract signed with Kohl’s Department Stores (“Kohl’s”,) in late 2004 which has very rapidly expanded the Candies name to over 18 product categories in almost 700 Kohl’s retail locations. Further the Candie’s brand has been present in the US market since 1970s. Similarly, the Bongo brand has expanded from a predominantly jeanswear brand to a broad variety of product groups and multiple licenses in the U.S. and internationally. Brand recognition for both of these brands is very high, has been generally stable for an extended period of time, and the Company expects this consumer recognition and acceptance to remain stable or grow in the future based on anticipated broader distribution and product line expansion. The impact of this change in estimate for the Current Year was a reduction in amortization expense relating to the Candie’s and Bongo trademarks totaling $595 or $0.02 per fully diluted earnings per share. As of December 31, 2005 the net book value of the Candie’s and Bongo trademarks totaled $14.2 million.

Under SFAS No. 142, beginning on February 1, 2002, amortization of goodwill ceased and the Company annually tests goodwill for impairment.

The changes in the carrying amount of goodwill for the year ended December 31, 2005, by segment and in total, are as follows:

	12 months	11 months	12 months
	Ended	Ended	Ended
	12/31/2005	12/31/2004	1/31/2004
Beginning Balance	$ 25,241	$ 25,241	$ 25,241
Acquisition of Joe Boxer (Note 4)	1,932	-	-
Acquisition of Rampage (Note 5)	5,662	-	-
Ending Balance	$ 32,835	$ 25,241	$ 25,241

Goodwill was initially tested in the first quarter of Fiscal 2003 for impairment upon adoption of SFAS No. 142. There have been no impairments to the carrying amount of goodwill in any period. In the Current Year, because of the change in the business model, the Company operates as a single integrated business, and as such has one operating segment which is also used as the reporting unit for purposes of evaluating goodwill impairment. The fair value of the reporting unit is determined using discounted cash flow analysis and estimates of sales proceeds. The annual evaluation of goodwill is performed on October 1, the beginning of the Company’s fourth fiscal quarter.

Revenue Recognition

The Company has entered into various trade name license agreements that provide revenues based on minimum royalties and additional revenues based on a percentage of defined sales. Minimum royalty revenue is recognized on a straight-line basis over each period, as defined, in each license agreement. Royalties exceeding the defined minimum amounts are recognized as income during the period corresponding to the licensee’s sales.

Beginning January 2005, the Company changed its business practices with respect to Bright Star Footwear, Inc (“Bright Star”), a subsidiary of the Company, which resulted in a change in revenue recognition for the Current Year. Bright Star now acts as an agent, therefore only net commission revenue is recognized commencing January 1, 2005.

Revenue is recognized upon shipment with related risk and title passing to the customers. Allowances for chargebacks, returns, and other charges are recorded at the sales date based on customer specific projections as well as historical rates of such allowances.

Significant Contracts

In December 2004, the Company entered into a license agreement with Kohl's, which was subsequently amended in February 2005 (the “Kohl’s License”). Pursuant to the Kohl’s License, the Company granted Kohl's the exclusive right to design, manufacture, sell and distribute a broad range of products under the Candie’s trademark, including women's, juniors' and children's apparel, accessories (except prescription eyewear), beauty and personal care products, home accessories and electronics. Kohl's was also granted the non-exclusive right to sell footwear and handbags bearing the Candie’s brand through December 31, 2006, which rights become exclusive to Kohl's on January 1, 2007. The initial term of the Kohl’s License expires on January 29, 2011, subject to Kohl's option to renew it for up to three additional terms of five years, each contingent on Kohl's meeting specified performance and minimum sale standards. The agreement also contains certain minimum royalties that Kohl's is obligated to pay the Company. Kohl's is also obligated to pay the Company an advertising royalty equal to of 1% of net sales under the Kohl’s License each contract year.

In connection with the Kohl’s License, the Company amended the license agreement with Steve Madden LLC (the “Candie’s/Madden Footwear License”), which had an original termination date of December 31, 2009, and its existing handbag license agreement with LaRue Distributors, Inc. (“LaRue”), which had an original termination date of December 31, 2007, to accelerate their termination dates to December 31, 2006 in order to provide Kohl’s with the exclusive rights to footwear and handbags commencing as of January 1, 2007. In connection with these amendments, the Company has agreed to make certain payments to Steve Madden and LaRue in the event that Kohl’s fails to use Steve Madden as a supplier of its Candie’s shoes and purchases less than designated amounts of Candie’s footwear goods from Steve Madden through January 2011 or fails to use LaRue as a supplier of its Candie’s handbags and purchases less than designated amounts of Candie’s handbag goods from LaRue through December 2010. Kohl’s continues to use Steve Madden and LaRue as their partners and therefore there are no liabilities under this provision as of December 31, 2005. The only product category with respect to which Kohl’s will not have exclusive rights to the Candie’s brand as of January 1, 2007, is prescription eyewear, which has been licensed to Viva International Group, Inc since 1998.

As part of the Joe Boxer brand acquisition, the Company acquired its license agreement with respect to Kmart (the “Kmart License”). Pursuant to this license, which commenced in August 2001, Kmart (now Sears Holding Corp.) was granted the exclusive right to manufacture, market and sell through Kmart stores located in the United States, its territories and Puerto Rico a broad range of products under the Joe Boxer trademark, including men’s, women’s and children’s underwear, apparel, apparel-related accessories, footwear and home products. The initial term of the Kmart license expires on December 31, 2007. The Kmart license provides for guaranteed minimum royalty payments of $19 million each year for the calendar years 2006 and 2007.

Taxes on Income

The Company uses the asset and liability approach of accounting for income taxes and provides deferred income taxes for temporary differences that will result in taxable or deductible amounts in future years based on the reporting of certain costs in different periods for financial statement and income tax purposes. Valuation allowances are recorded when uncertainty regarding their realizability exists.

Stock-Based Compensation

Pursuant to a provision in SFAS No. 123(R), "Accounting for Stock-Based Compensation", the Company has elected to continue using the intrinsic-value method of accounting for stock options granted to employees in accordance with Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees." Accordingly, the compensation cost for stock options has been measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount the employee must pay to acquire the stock. Under this approach, the Company only recognizes compensation expense for stock-based awards to employees for options granted at below-market prices, with the expense recognized over the vesting period of the options.

In December 2005, the Company’s Board of Directors approved the accelerated vesting of all employee stock options previously granted under the Company’s various non-qualified stock option plans, which would have been unvested as of December 31, 2005. As a result, all options granted as of December 31, 2005, except those based on performance became exercisable immediately. The number of shares, exercise prices and other terms of the options subject to the acceleration remain unchanged. The acceleration of such option vesting resulted in an additional $446 of compensation expense being reflected in pro-forma net income for the Current Year shown in the table below, an amount that would have otherwise been recorded as compensation expense in the years ending December 31, 2006 and 2007 had no impact on compensation recognition in 2005 as the options would have been unexpired. The purpose of accelerating the vesting of these options was to enable to Company to avoid recognizing stock based compensation expense associated with these options in future periods after the Company adopted SAFS No 123 (R).

The stock-based employee compensation cost that would have been included in the determination of net income if the fair value based method had been applied to all awards, as well as the resulting pro forma net income and earnings per share using the fair value approach, are presented in the following table. The pro forma adjustments for compensation cost have not been offset by a related income tax benefit, consistent with the manner in which the Company currently records its provision for income taxes. These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years. As of December 31, 2005, all employee options are vested so no compensation cost will be recognized for all existing options outstanding, except for performance based options granted to William Sweedler in connection to Joe Boxer acquisition. See Note 4. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the weighted-average assumptions presented in Note 9 of Notes to Consolidated Financial Statements.

	Year ended December 31,	11 Months ended December 31,	Year ended January 31,
	2005	2004	2004
Net income (loss) - as reported	$15,943	$241	$(11,340)
Add: Stock-based employee Compensation included in reported net income	-	-	-
Deduct: Stock-based employee compensation determined under the fair value based method	(9,601)	(1,458)	(1,480)
Pro forma net income (loss)	$6,342	$(1,217)	$(12,820)

Basic earnings (loss) per share:

As reported	$0.51	$(0.01)	$(0.45)
Pro forma	$0.20	$(0.05)	$(0.50)

Diluted earnings (loss) per share:

As reported	$0.46	$(0.01)	$(0.45)
Pro forma	$0.18	$(0.05)	$(0.50)

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, available-for-sale securities, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported for long-term debt approximates fair value because, in general, the interest on the underlying instruments fluctuates with market rates. In instances where long-term debt carries fixed interest rates, the obligation is recorded at the present value of the future payments, which approximates fair value.

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

Advertising Campaign Costs

The Company records national advertising campaign costs as an expense concurrent with the first showing of the related advertising and other advertising costs when incurred. Advertising expenses for Current Year, the 11-month Prior Year, and Fiscal 2004 amounted to $2,937, $1,782, and $1,984, respectively.

New Accounting Standards

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of Accounting Principles Board ("APB") Opinion No. 20 and FASB Statement No. 3." SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20, "Accounting Changes," previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 became effective for our Company on January 1, 2006. The Company believes that the adoption of SFAS No. 154 will not have a material impact on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Monetary Assets,” which addresses the measurement of exchanges of nonmonetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, with earlier application permitted. The adoption of SFAS No. 153 will have no impact on the Company’s results of operations or its future financial position or results of operations.

In December 2004, the FASB issued FAS No. 123(R), "Share-Based Payment," an amendment of FASB Statements 123 and 95. FAS No, 123(R) replaced FAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." This statement required companies to recognize the fair value of stock options and other stock-based compensation to employees beginning with fiscal periods beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission approved a new rule for public companies which delays the adoption of this standard for an additional nine months. This means that the Company is required to implement FAS No, 123(R) in the quarter beginning January 1, 2006. The Company currently measures stock-based compensation in accordance with APB Opinion No. 25, as discussed above. The impact on the Company's financial condition and results of operations of adopting FAS No. 123(R) will depend on the number and terms of stock options granted in future years under the modified prospective method, the amount of which can not currently be estimated by management.

Presentation of Prior Year Data

Certain reclassifications have been made to conform prior year data with the current presentation.

2. Unzipped Apparel, LLC (“Unzipped”)

Equity Investment:

On October 7, 1998, the Company formed Unzipped with joint venture partner Sweet Sportswear, LLC (“Sweet”) , the purpose of which was to market and distribute apparel under the BONGO label. The Company and Sweet each had a 50% interest in Unzipped. Pursuant to the terms of the joint venture, the Company licensed the BONGO trademark to Unzipped for use in the design, manufacture and sale of certain designated apparel products.

Acquisition:

On April 23, 2002, the Company acquired the remaining 50% interest in Unzipped from Sweet for a purchase price of three million shares of the Company’s common stock and $11 million in debt evidenced by the 8% Senior Subordinated Note due in 2012 (“Sweet Note”). In connection with the acquisition of Unzipped, the Company filed a registration statement with the SEC for the three million shares of the Company’s common stock issued to Sweet, which was declared effective by the SEC on July 29, 2003.

Revolving Credit Agreement:

On February 25, 2003, Unzipped entered into a two-year $25 million credit facility (“the Unzipped Credit Facility”) with GE Capital Commercial Services, Inc. Borrowings were limited by advance rates against eligible accounts receivable and inventory balances, as defined. Under the Unzipped Credit Facility, Unzipped could also arrange for letters of credit in an amount up to $5 million. The borrowings bore interest at a rate of 2.25% per annum in excess of the 30 day Commercial Paper rate or 3%, whichever is greater. Borrowings under the Unzipped Credit Facility were secured by substantially all of the assets of Unzipped. In addition, Unzipped had agreed to subordinate its accounts payable to Azteca Production International, Inc (“Azteca”), and Apparel Distribution Services, LLC (“ADS”), all of which were related to Sweet, to GECCS. Unzipped was required to meet a minimum tangible net worth covenant, as defined. At October 31, 2004, the loan had been repaid in full and the borrowing arrangement with GECCS was terminated.

Related Party Transactions:

Prior to August 5, 2004, Unzipped was managed by Sweet pursuant to a management agreement (the “Management Agreement”). Unzipped also had a supply agreement with Azteca and a distribution agreement with ADS ). All of these entities are owned or controlled by Hubert Guez.

Pursuant to the Management Agreement, Sweet was obligated to manage the operations of Unzipped in return for, commencing in Fiscal 2004, a management fee based upon certain specified percentages of net income that Unzipped would achieved during the three-year term. In addition, Sweet guaranteed that the net income, as defined, of Unzipped commencing in Fiscal 2004 would be no less than $1.7 million for each year during the term (the “Guarantee”). In the event that the Guarantee is not met, under the Management Agreement, Sweet is obligated to pay to the Company the difference between the actual net income of Unzipped, as defined, and the Guarantee (the “Shortfall Payment”). The Shortfall Payment can be offset against the Sweet Note in the original amount of $ 11 million at the option of either Sweet or the Company.

For the Current Year, Unzipped had a net loss (as defined, for the purpose of determining if the Guarantee had been met) of $296, as compared to a net loss (as defined, for the purpose of determining if the Guarantee had been met) of $6.4 million in the 11-month Prior Year and a net income (as defined, for the purpose of determining if the Guarantee had been met) of $74 in Fiscal 2004. Consequently for the Current Year there was a Shortfall Payment of $438, as compared to an adjusted Shortfall Payment of $7.6 million, net of $685 reserve, in the 11-month Prior Year, and $1.6 million in Fiscal 2004. The adjusted Shortfall Payments have been recorded in the consolidated income statements as a reduction of Unzipped’s cost of sales (since the majority of Unzipped’s operations were with entities under common ownership with Sweet, including all of the purchases of inventory) and on the balance sheet as a reduction of the Sweet Note based upon the right to offset in the Management Agreement. After adjusting for the Shortfall Payment, Unzipped reported a net loss of $38 for the Current Year, compared to net income of $461 in the 11-month Prior Year and net income of $1.4 million in Fiscal 2004. Due to the immaterial nature of the related amounts, the net loss of $38 from Unzipped has been included in the selling, general and administrative expense in the Company’s Consolidated Statements of Operations for the Current Year.

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

Prior to August 5, 2004, Azteca allocated expenses to Unzipped for Unzipped’s use of a portion of Azteca’s office space, design and production team and support personnel. Unzipped also occupied office space in a building rented by ADS and Commerce Clothing Company, LLC, a related party to Azteca.

On August 5, 2004, Unzipped terminated the Management Agreement with Sweet, the supply agreement with Azteca and the distribution agreement with ADS and commenced a lawsuit against Sweet, Azteca, ADS and Hubert Guez. See Note 11.

The related party transactions, most of which are being disputed in the litigation as further described in Note 8, are summarized as follows:
	Year ended	11-month ended	Year ended
	12/31/2005	12/31/2004	1/31/2004

Products purchased from Azteca	$ -	$ 22,886	$ 50,907
Allocated office space, design and production team and support
personnel expense from Azteca	-	118	452
Management fee	-	-	-
Shortfall Payment per Management Agreement	438	7,566	1,626
Interest expense paid on Azteca subordinated debt	-	-	-
Expenses of distribution services per distribution agreement with ADS	-	2,405	3,262

At December 31, 2005, the Company included in accounts payable and accrued expenses due to Azteca and ADS $847 and $2.3 million, respectively. These amounts, however, are in dispute in the litigation. See Note 11.

In a separate transaction concerning Unzipped, Bongo Apparel, Inc (“BAI”), licensee under the Jeanswear License, and managed the transition of the operations of Unzipped to a licensing business beginning on August 5, 2004. In connection with Jeanswear License and this transition, the designees of TKO Apparel (an affiliate of BAI) purchased one million shares of the common stock of the Company at a price of $2.20 per share. In a separate transaction, TKO agreed to lend Unzipped up to $2.5 million. As of December 31, 2004, the loan balance was $2.5 million, which the Company repaid in 2005.

3.	Badgley Mischka Licensing LLC

On October 29, 2004 (the "Closing Date"), the Company acquired the principal assets (the "Purchased Assets") of B.E.M. Enterprise, Ltd. (“BEM”), the holding company for the Badgley Mischka designer business from parent company Escada U.S.A. The purchased assets include the Badgley Mischka® trademark, two existing licenses and the rights to operate the existing Badgley Mischka retail store located on Rodeo Drive in Beverly Hills, California. The purchase price for the transaction was $950, (excluding $372 of fees and expenses related to the acquisition) which was paid by the Company's issuance of 214,981 shares of the Company's common stock. The purchase price of the Purchased Assets was subject to an upward adjustment in the event that the closing sale price of the Company's common stock on the date which was 180 days after the Closing Date was less than the closing sale price on the Closing Date. No such adjustment to the purchase price was necessary as the closing sales price at April 27, 2005 was $4.95, greater than the closing price of $4.44 on the Closing Date. The Company filed a registration statement with the SEC for the resale of the 214,981 shares of the Company's common stock issued to BEM, which was declared effective by the SEC on December 1, 2004.

Included in cash on the Company’s condensed consolidated financial statements is a term deposit in the principal amount of $100 which has been pledged as collateral to the landlord of the Badgley Mischka retail store until December 31, 2005, in connection with the leased premises. The term deposit was redeemed in full in January 2006.

The Company was advised in acquisition of the Purchased Assets by UCC Funding Corporation (“UCC”), of which Robert D’Loren, a then director of the Company, is President. In connection with the services provided in the acquisition, Mr. D’Loren, the sole shareholder of UCC, received 50,000 stock options, which were valued at $133 and included in the cost of the acquisition. In addition, UCC receives a fee of 5% of the gross revenues that the Company derives from the BADGLEY MISCHKA trademark and all derivative trademarks, which right was assigned to Content Holding, which is owned by Mr. D’Loren. In addition, should the Company sell all or substantially all of the acquired assets, UCC will receive a cash payment calculated under a formula based on the sales price

4.	Acquisition Of Joe Boxer

On July 22, 2005, the Company acquired the Joe Boxer ® brand from Joe Boxer Company, LLC and its affiliates. Joe Boxer is a leading lifestyle brand of apparel, apparel accessories and home goods for men, women, teens and children. The Joe Boxer brand is currently licensed exclusively to Kmart in the United States and internationally to manufacturers in Canada and Mexico.

The aggregate purchase price paid was $88.9 million as detailed in the table below. Based on the Company’s assessment of the fair value of the assets acquired, approximately $79.8 million has been assigned to the Joe Boxer trademark. Under the purchase method of accounting, tangible and identifiable intangible assets acquired and liabilities assumed are recorded at their estimated fair values. The estimated fair values and useful lives of intangible assets acquired have been supported by third party valuation based on a discounted cash flow analysis. The Joe Boxer trademark has been determined to have an indefinite useful life and accordingly, consistent with FAS 142, no amortization will be recorded in the Company’s consolidated statements of operations. Instead, the related intangible asset will be tested for impairment at least annually, using discounted cash flow analysis and estimates of future sales proceeds with any related impairment charge recorded to the statement of operations at the time of determining such impairment.

Total purchase price was comprised as follows:
Cash paid for acquisition	$ 40,755
Fair value of 4,350,000 restricted shares
of common stock at $8.33 per share	36,236
Assumption of K-mart loan, including
$3,509 due within 12 months	10,798
Accrued interest, K-mart loan	309
Value of warrants issued as a
cost of the acquisition	788
Total cost of acquisition	$ 88,886

The purchase price was allocated to the estimated fair value of the assets acquired as follows:
Accounts receivable	$ 3,121
Deferred tax asset	2,700
Licensing contracts	1,333
Joe Boxer trademark	79,800
Goodwill	1,932
Total allocated purchase price	$ 88,886

The $1.3 million of licensing contracts is being amortized on a straight-line basis over the remaining contractual period of approximately 29 months. The goodwill of $1.9 million is not being amortized but instead is subject to a test for impairment on at least an annual basis. Any adjustments resulting from the finalization of the purchase price allocations will affect the amounts assigned to goodwill.

As part of this acquisition, the Company entered into an employment agreement with William Sweedler as Executive Vice President of the Company and President of the Joe Boxer division. As part of his compensation, on July 22, 2005, he was granted 1,425,000 stock options of which 225,000 vested immediately, and 1,200,000 will vest contingent upon achievement by the Joe Boxer division of certain revenues levels.

The Company obtained $40 million in cash to pay a portion of the purchase price for the Joe Boxer assets through the debt issuance by IP Holdings, LLC (“IPH”), a subsidiary of the Company, of a $63 million asset-backed note. Approximately $17.5 million of the proceeds of the note was used to refinance previously existing notes with the same lender, $40.0 million was paid to the sellers, approximately $1.0 million was used to pay costs associated with the debt issuance, $310 was deposited in a reserve account as required by the lender, and approximately $4.0 million was available to the Company for working capital purposes. Costs associated with the debt issuance of approximately $1.0 million have been deferred and are being amortized over the 7-year life of the refinanced debt.

UCC acted as a financial advisor to IPH in connection with the Joe Boxer and the Rampage brand acquisitions. On June 7, 2005, the Company entered into an agreement with UCC to issue UCC a ten-year warrant ("Warrant") to purchase an aggregate of 1,000,000 shares of the Company's common stock ("Warrant Shares") at a price of $5.98 per share, subject to anti-dilution adjustments under certain conditions. Pursuant to the agreement, UCC will act, for a 36-month term, as the Company's exclusive advisor in connection with providing various advisory services relating to the Company's acquisitions. One third of the Warrant Shares vest upon consummation of each acquisition, for a total of three acquisitions. On July 22, 2005, 333,334 of the Warrants Shares vested, with a fair value of $788, upon consummation of the acquisition of Joe Boxer

On September 19, 2005, the Company filed with the SEC a registration statement covering the resale of certain of the shares of common stock issued in connection with the acquisition of Joe Boxer and the resale of the Warrant Shares. The registration statement was declared effective by the SEC on October 12, 2005

The following unaudited pro-forma information presents a summary of the Company's consolidated results of operations as if the Joe Boxer acquisition and Rampage acquisition (See Note 5) and their related financing had occurred on January 1, 2004. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on January 1, 2004, or which may result in the future.

	Year ended	11 months ended
	12/31/2005	12/31/2004

	(000's omitted, except per share)
Total net revenues	$47,879	$98,345
Operating income	$30,596	$28,229
Net Income	$26,799	$16,700

Basic earnings per common share	$0.77	$0.50
Diluted earnings per common share	$0.65	$0.47

5.	Acquisition Of Rampage

On September 16, 2005, the Company acquired the Rampage brand from Rampage Licensing, LLC, a California limited liability company.

The purchase price for the acquisition was $47.3 million as detailed in the table below. Based on the Company’s preliminary assessment of the fair value of the assets acquired, approximately $41.1 million has been assigned to the Rampage trademark. Under the purchase method of accounting, tangible and identifiable intangible assets acquired and liabilities assumed are recorded at their estimated fair values. The estimated fair values and useful lives of the intangible assets acquired have been supported by third party valuation. The Rampage trademark has been determined to have an indefinite useful life, and accordingly, consistent with FAS 142, no amortization will be recorded in the Company’s consolidated statements of operations. Instead, the related intangible asset will be tested for impairment at least annually, with any related impairment charge recorded to the statement of operations at the time of determining such impairment.

Total purchase price was determined as follows:
Cash paid for acquisition	$ 26,159
Fair value of 2,171,336 restricted shares
of common stock at $9.28 per share	20,150
Value of warrants issued as a
cost of the acquisition	1,653
Other estimated costs of acquisition	150
Total cost of acquisition	$ 48,112

The purchase price was allocated to the estimated fair value of the assets acquired as follows:
Rampage licensing contract	$ 550
Rampage domain name	230
Rampage non-compete agreement	600
Rampage trademark	41,070
Goodwill	5,662
Total allocated purchase price	$ 48,112

The licensing contracts are to be amortized on a straight-line basis over the remaining contractual period of approximately 3 years, the Rampage domain name is to be amortized on a straight-line basis over 5 years, and the value of the non-compete agreement is to be amortized on a straight-line basis over 2 years. The goodwill of approximately $5.7 million is subject to a test for impairment on an annual basis. A net adjustment of $669resulted from the finalization of the purchase price allocations was made to increase the amounts assigned to goodwill.

The Company obtained $25.75 million in cash to pay a portion of the purchase price of the Rampage assets through the debt issuance by IPH of a $103 million asset-backed note. Approximately $63 million of the proceeds of the note was used to refinance the note described in Note 4, $25.75 million was paid to the sellers, approximately $774 was used to pay costs associated with the debt issuance, $1.4 million was deposited in a reserve account as required by the lender, and $12 million was deposited in an escrow account for the benefit of the holders of the note, to be used by IPH only for the purchase of additional intellectual property assets from the Company. The purchase did not occur prior to November 15, 2005 so the $12 million was redeemed in November 2005 with no penalty. Costs associated with the debt issuance have been deferred and are being amortized over the 7-year life of the notes.

In accordance with the agreement with UCC (See Note 4), an additional 333,333 of the Warrants Shares vested on September 16, 2005 with a fair value of $1.7 million upon consummation of the Rampage acquisition, for which UCC acted as a financial advisor to IPH

On October 17, 2005, the Company filed with the SEC a registration statement covering the resale of the shares of common stock issued in connection with the acquisition of Rampage. The registration statement was declared effective by the SEC on October 27, 2005

For unaudited pro-forma information presenting a summary of the Company's consolidated results of operations as if the acquisition and related financing had occurred on January 1, 2004, see Note 4.

6.	Other Intangibles, net

Other intangibles, net consist of the following:

	Estimated	December 31,		December 31,
	Lives in years	2005		2004
		Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Trademarks	10 - indefinite (1)	$146,626	$9,694	$25,437	$8,903
Non-compete:
Candies	15	2,275	2,275	2,275	2,255
Rampage	2	600	81	-	-
Licensing contract:
Joe Boxer	2.5	1,333	218	-	-
Rampage	3	550	51	-	-
Rampage domain name	5	230	14	-	-
Other intangibles	3(2)	900	900	900	863
		$ 152,514	$ 13,233	$ 28,612	$ 12,021

Amortization expense for intangible assets was $1.2 million, $1.5 million, and $1.8 million for the Current Year, the 11-month Prior Year, and Fiscal 2004, respectively. The trademarks of Joe Boxer and Rampage have been determined to have an indefinite useful life and accordingly, consistent with FAS 142, no amortization will be recorded in the Company’s consolidated statements of operations. Instead, the related intangible asset will be tested for impairment at least annually, with any related impairment charge recorded to the statement of operations at the time of determining such impairment. Effective July 1, 2005, the Company had a change in estimate of the useful lives of the Candie’s and Bongo trademarks to indefinite life. When acquired in 1981, the Candie’s trademark was estimated to have a useful life of 20 years. Bongo, acquired in 1998, was also estimated at that time to have a useful life of 20 years. Amortization expense for intangible assets subject to amortization for each of the years in the five-year period ending December 31, 2010 are estimated to be $1.3 million, $1.2 million, $428, $247, and $236, respectively.

(1) The amortization for Candies and Bongo trademarks are as of June 30, 2005. Effective July 1, 2005, the Company changed their useful lives to indefinite.
(2) During the 4th quarter of Fiscal 2004, the Company changed its estimate of the life of this item from 4 years to 3 years. As a result, the quarterly amortization is $113 beginning in the 4th quarter of Fiscal 2004. See Note 14.

7.	Special Charges

Special charges consist of the following:
	12 Months	11 Months	12 Months
	ended	ended	ended
	December 31,	December 31,	January 31,
	2005	2004	2004

Impairment loss and lease obligations on
retail store closings (A)	$ -	$ -	$ 1,241
Professional fees for the SEC investigation and
various litigation and litigation settlement.
See Note 8. (B)	-	-	583
Termination, severance pay of certain employees and
buyout of employment contracts (C)	-	-	743
Write-off of fixed assets and abandoned leasehold improvements (D)	-	-	1,567
Penalty payment to Sweet. (E)	-	-	83
Accrued lease expense for the closed office
space through the end of the lease. (F)	-	-	247
Settlement of minimum commissions under
factoring contract (G)	-	-	165
Professional fees related to Unzipped’s litigation (H)	1,466	533	-
Caruso shareholder lawsuit settlement (I)	-	(238)	-
	$ 1,466	$ 295	$ 4,629

(A)
In connection with the closing of retail stores. The 2004 charge includes the settlements of lease obligations of $1.2 million. The 2003 charge includes the write-off of leasehold improvements of $623 and an estimated cost of lease obligations of $300.

(B)	In connection with a class action lawsuit and other litigation more fully described in Note 8 the Company incurred professional fees and other related costs.

(C)	In connection with severance pay for approximately 170 and 10 terminated employees in Fiscal 2004 and Fiscal 2003, respectively. The Company accrued $178 of severance at January 31, 2004.

(D)
In connection with the write-off of computer equipment & software, leasehold improvements, furniture & fixtures, trade show booths and displays due to the transition of the wholesales footwear business in Fiscal 2004 to a licensing operation.

(E)	In connection with a late registration filing with SEC related to the acquisition of Unzipped. See Note 2.

(F)	In connection with an office space closing.

(G)	In connection with a termination of “the Credit Facility”. See Note 8.

(H)	See Note 11.

(I)	See Note 11.

8.	Debt Arrangements

Asset-Backed Notes

In August 2002, IPH issued in a private placement $20 million of asset-backed notes secured by intellectual property assets (trade names, trademarks, license agreements and payments and proceeds with respect thereto) of IPH. The notes had a 7-year term with a fixed interest rate of 7.93% with quarterly principal and interest payments of approximately $859. After funding a liquidity reserve account in the amount of $2.9 million, the net proceeds of the notes ($16.2 million) were used by the Company to reduce amounts due by the Company under its then-existing revolving credit facilities. In April 2004, IPH issued an additional $3.6 million in subordinated asset-backed notes secured by its intellectual property assets. The additional borrowing had a maturity date of August 2009, with a floating interest rate of LIBOR + 4.45% and quarterly principal and interest payments and $500 of interest prepaid at closing. The net proceeds of $2.9 million were used by the Company for general working capital purposes. As of July 22, 2005, the total principal on these notes was approximately $17.5 million, which were refinanced in connection with the Joe Boxer and Rampage acquisition described below.

In the fiscal quarter ended September 30, 2005, the Company acquired the Joe Boxer brand from Joe Boxer Company, LLC and its affiliates, and the Rampage brand from Rampage Licensing, LLC. See Notes 4 and 5. The financing for the acquisitions was accomplished through two private placements by IPH of asset-backed notes for a combined total of $103 million secured by the intellectual property assets (including the Joe Boxer assets and the Rampage assets) owned by IPH. The proceeds of the notes were used as follows: approximately $17.5 million was used to refinance previously issued notes, $40.0 million was paid to the sellers of Joe Boxer, approximately $25.8 million was paid to the sellers of Rampage, $1.7 million was placed in a reserve account as required by the lender, approximately $1.8 million was used to pay costs associated with the debt issuance, approximately $200 was paid to legal professionals associated with the acquisitions, approximately $4.0 million was available to the Company for working capital purposes, and $12 million was deposited in an escrow account for the benefit of the holder of the note, to be used by IPH solely for the purchase of certain intellectual property assets. IPH redeemed $12 million of the note without penalty as such purchase did not occur prior to November 15, 2005. Costs associated with the debt issuances of approximately $1.8 million have been deferred and are being amortized using the interest method over the 7 year life of the notes.

Cash on hand in the bank account of IPH is restricted at any point in time up to the amount of the next debt payment required under the asset backed notes. Accordingly, $4.1 million and $530 as of December 31, 2005 and 2004, respectively, have been disclosed as restricted cash within the Company’s current assets. Further, a a reserve account as required by the lender, the proceeds of which will be applied to the last debt payment. Accordingly, $5.0 million and $2.9 million as of December 31, 2005 and 2004, respectively, have been disclosed as restricted cash within the Company’s other assets.

Interest rates and terms on the notes are as follows: the $63 million principal amount of the note bears interest at a fixed interest rate of 8.45% with a 7 year term, the $28 million principal amount of the note bears interest at a fixed rate of 8.10% with a 7 year term, and the $12 million principal amount of the note bore interest at a floating interest rate of LIBOR + 0.7%. IPH redeemed $12 million of the note in November, 2005 without penalty. Neither the Company nor any of its subsidiaries (other than IPH) is obligated to make any payment with respect to IPH’s asset-backed notes, and the assets of the Company and its subsidiaries (other than IPH) are not available to IPH’s creditors. The assets of IPH are not available to the creditors of the Company or its subsidiaries (other than IPH).

The Kmart Note

In connection with the acquisition of Joe Boxer in July, 2005, the Company assumed a promissory note, dated August 13, 2001 in the amount of $10.8 million that originated with the execution of the Kmart License by the former owners of Joe Boxer.   The note provides for interest at 5.12% and is payable in three (3) equal annual installments, on a self-liquidating basis, on the last day of each year commencing on December 31, 2005 and continuing through December 31, 2007.  Payments due under the note may be off-set against any royalties owed under the Kmart License.  As of December 31, 2005, the outstanding balance of the note was $7.4 million. The note may be pre-paid without penalty.

Revolving Credit Facilities

On January 23, 2002, the Company entered into a three-year $20 million credit facility (“the Credit Facility”) with CIT Commercial Services. Borrowings under the Credit Facility were formula based and originally included a $5 million over advance provision with interest at 1.00% above the prime rate. In June 2002, the Company agreed to amend the Credit Facility to increase the over advance provision to $7 million and include certain retail inventory in the availability formula. Borrowings under the amended Credit Facility bore interest at 1.5% above the prime rate. This Credit Facility was terminated by an agreement dated January 15, 2004.

On February 25, 2003 Unzipped entered into a two-year $25 million credit facility with GE Capital Commercial Services, Inc.. Borrowings were limited by advance rates against eligible accounts receivable and inventory balances, as defined. Under the facility, Unzipped could also arrange for letters of credit in an amount up to $5 million. The borrowings bore interest at a rate of 2.25% per annum in excess of the 30 day Commercial Paper rate or 3%, whichever is greater. The Unzipped Credit Facility was terminated on October 31, 2004.

Debt Maturities

The Companies debt maturities are the following:

	Total	2006	2007	2008	2009	2010	thereafter
Due to Sweet (Note 2)	$ 2,936	$-	$-	$-	$-	$-	$2,936
Kmart Note	7,377	3,596	3,781	-	-	-	-
Asset backed notes	88,806	10,109	10,137	11,272	11,958	12,987	32,343
Total Debt	$ 99,119	$13,705	$13,918	$11,272	$11,958	$12,987	$35,279

9.	Stockholders’ Equity

Stock Options

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year ended	11 Months ended	Year ended
	December 31,	December 31,	January 31,
	2005	2004	2004
Expected Volatility	.30-.55	.69-.77	.72-.77
Expected Dividend Yield	0%	0%	0%
Expected Life (Term)	3-5 years	3-5 years	3-7 years
Risk-Free Interest Rate	3.00-4.24%	3.24-4.06%	1.40-3.55%

The weighted-average fair value of options granted (at their grant date) during the Current Year, the 11-month Prior Year, and Fiscal 2004 was $2.63, $1.65, and $0.97 per share, respectively.

In 1989, the Company’s Board of Directors adopted, and its stockholders approved, the Company’s 1989 Stock Option Plan (the “1989 Plan”). The 1989 Plan, as amended in 1990, provides for the granting of incentive stock options (“ISO’s”) and limited stock appreciation rights (“Limited Rights”), covering up to 222,222 shares of common stock. The 1989 Plan terminated on August 1, 1999.

Under the 1989 Plan, ISO’s were to be granted at not less than the market price of the Company’s Common Stock on the date of the grant. Stock options not covered by the ISO provisions of the 1989 Plan (“Non-Qualifying Stock Options” or “NQSO’s”) were granted at prices determined by the Board of Directors. There were no options outstanding under the 1989 Plan as of December 31, 2005. 5,000 options were outstanding as of December 31, and January 31, 2004 under the 1989 Plan.

In 1997, he Company’s stockholders approved the Company’s 1997 Stock Option Plan (the “1997 Plan”). The 1997 Plan authorizes the granting of common stock options to purchase up to 3,500,000 shares of Company common stock. All employees, directors, independent agents, consultants and attorneys of the Company, including those of the Company’s subsidiaries, are eligible to be granted NQSO’s under the 1997 Plan. ISO’s may be granted only to employees of the Company or any subsidiary of the Company. The 1997 Plan terminates in 2007.

In 2000, the Company's shareholders approved the Company's 2000 Stock Option Plan (the "2000 Plan"). The 2000 Plan authorizes the granting of common stock options to purchase up to 2,000,000 shares of Company common stock. All employees, directors, independent agents, consultants and attorneys of the Company, including those of the Company's subsidiaries, are eligible to be granted NQSO's under the 2000 Plan. The 2000 Plan terminates in 2010.

In 2001, the Company adopted the 2001 Stock Option Plan (the "2001 Plan"). The 2001 Plan authorizes the granting of common stock options to purchase up to 2,000,000 shares of Company common stock. All employees, directors, independent agents, consultants and attorneys of the Company, including those of the Company's subsidiaries, are eligible to be granted NQSO's under the 2001 Plan. The 2001 Plan terminates in 2011.

In 2002, the Company's shareholders approved the Company's 2002 Stock Option Plan (the "2002 Plan"). The 2002 Plan authorizes the granting of common stock options to purchase up to 2,000,000 shares of Company common stock. All employees, directors, independent agents, consultants and attorneys of the Company, including those of the Company's subsidiaries, are eligible to be granted ISO’s and NQSO's under the 2002 Plan. The 2002 Plan terminates in 2012.

The options that were granted under the Plans expire between five and ten years from the date of grant.

A summary of the Company’s stock option activity, and related information for the Current Year, the 11-month Prior Year, and Fiscal 2004 follows:

	Weighted-Average
	Shares	Exercise Price

Outstanding January 31, 2003	6,439,525	2.34
Granted	920,000	1.63
Canceled	(768,100)	2.96
Exercised	(851,619)	1.20
Expired	(93,300)	4.09
Outstanding January 31, 2004	5,646,506	$ 2.29
Granted	1,455,000	2.72
Canceled	(512,700)	2.54
Exercised	(1,108,680)	1.61
Expired	(12,500)	1.94
Outstanding December 31, 2004	5,467,626	$ 2.52
Granted	4,972,168	7.43
Canceled	(142,500)	2.63
Exercised	(708,877)	2.14
Expired	(15,125)	0.74
Outstanding December 31, 2005	9,573,292	$ 5.09

At December 31, 2005, December 31, 2004, and January 31, 2004, exercisable stock options totaled 8,373,292, 4,420,125, and 4,843,755, and had weighted average exercise prices of $4.55, $2.45, and $2.26 per share, respectively.

Options outstanding and exercisable at December 31, 2005 were as follows:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
Range of	Number	Average	Average	Number	Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
$0.24-1.14	426,625	4.50	$1.07	426,625	$1.07
$1.15-1.50	395,500	5.01	$1.25	395,500	$1.25
$1.51-2.50	1,036,500	7.07	$1.99	1,036,500	$1.99
$2.51-3.50	2,491,750	4.80	$3.12	2,491,750	$3.12
$3.51-5.00	1,421,000	8.91	$4.62	1,421,000	$4.62
$5.01-10.19	3,801,917	9.48	$8.24	2,601,917	$9.44

	9,573,292	7.51	$5.09	8,373,292	$4.55

At December 31, 2005, 1,931,500, 1,392,750, and 832,500 common shares were reserved for issuance on exercise of stock options under the 2002, 2001, and 2000 Stock Option Plan, respectively.

Stockholder Rights Plan

In January 2000, the Company’s Board of Directors adopted a stockholder rights plan. Under the plan, each stockholder of common stock received a dividend of one right for each share of the Company’s outstanding common stock, entitling the holder to purchase one thousandth of a share of Series A Junior Participating Preferred Stock, par value, $0.01 per share of the Company, at an initial exercise price of $6.00. The rights become exercisable and will trade separately from the Candie’s Common Stock ten business days after any person or group acquires 15% or more of the Candie’s Common Stock, or ten business days after any person or group announces a tender offer for 15% or more of the outstanding Candie’s Common Stock.

Stock Repurchase Program

On September 15, 1998, the Company’s Board of Directors authorized the repurchase of up to two million shares of the Company’s Common Stock, which was replaced with a new agreement on December 21, 2000, authorizing the repurchase of up to three million shares of the Company’s Common Stock. In the Current Year and the 11-month Prior Year, no shares were repurchased in the open market. In Fiscal 2003, 84,500 shares were repurchased in the open market, at an aggregate cost of $192.

10.	Earnings (Loss) Per Share

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

As of December 31, 2005, 7.3 million of total 8.4 million potentially dilutive shares relating to stock options were included in the computation of diluted EPS, compared to 2.1 million of total 5.7 million as of December 31, 2004. For the prior periods with a net loss, the diluted weighted average number of shares does not include any outstanding options or convertible preferred stock because they were antidilutive. As of January 31, 2004, 5.6 million potentially dilutive shares relating to stock options were not included in the computation of diluted EPS because to do so would have been antidilutive.

11.	Commitments and Contingencies

Unzipped litigation

On August 5, 2004, the Company, along with its subsidiaries, Unzipped, Caruso & Co. and IPH (“Plaintiffs”), commenced a lawsuit in the Superior Court of California, Los Angeles County, against Unzipped's former manager, former supplier and former distributor, Sweet, Azteca Production International, Inc, (“Azteca”) and Apparel Distribution Services, LLC (“ADS”), respectively; and a principal of these entities and former member of the Company’s Board of Directors, Hubert Guez (“Defendants”). Plaintiffs amended their complaint on November 22, 2004. In the amended complaint, plaintiffs allege that Defendants fraudulently induced them to purchase Sweet's 50% interest in Unzipped for an inflated price, that Sweet and Azteca committed material breaches of the Unzipped management agreement and supply and distribution agreements, described below, and that Mr. Guez materially breached his fiduciary obligations to the Company while a member of its Board of Directors. Also, Plaintiffs allege that Defendants have imported, distributed and sold goods bearing the Company’s Bongo trademarks in violation of federal and California law. Plaintiffs seek damages in excess of $50 million. Defendants filed a motion to dismiss certain of the claims asserted by the Plaintiffs in the amended complaint, which was denied by the Court in its entirety on February 7, 2005.

On March 10, 2005, Sweet, Azteca and ADS(“Cross-Complainants”), filed an answer to Plaintiffs' amended complaint and a cross-complaint against Plaintiffs and the Company’s chief executive officer, Neil Cole (collectively, “Cross-Defendants”), seeking compensatory, punitive and exemplary damages and litigation costs, as well as the establishment of a constructive trust for their benefit. The Cross-Complainants alleged that some or all of the Cross-Defendants breached the Unzipped management agreement and supply and distribution agreements; that IPH and Mr. Cole interfered with Sweet's performance under the Unzipped management agreement; and that the Company, Caruso & Co., IPH and Mr. Cole interfered with Cross-Complainants' relationships with Unzipped and caused Unzipped to breach its agreements with Azteca and ADS. Cross-Complainants also alleged that some or all of the Company, Caruso & Co. and Mr. Cole fraudulently induced Sweet to sell its 50% interest in Unzipped to the Company for a deflated price and accept the 8% senior subordinated note in the principal amount of $11 million that the Company issued to it in connection therewith.

The Company had previously entered into a management agreement with Sweet wherein Sweet guaranteed that the net income of Unzipped, as defined, would be no less than $1.7 million for each year during the term (the “Guarantee”). In the event that the Guarantee was not met, Sweet was obligated to pay the difference between the actual net income, as defined, and the Guarantee, such difference referred to as the “Shortfall Payment”. The cross-complaint alleged that the Company breached its obligations to Sweet arising under the Sweet Note by, among other things, understating Unzipped's earnings for Fiscal 2004 and the first three quarters of its fiscal year ended January 31, 2005 for the purpose of causing Unzipped to fall short of the Guarantee for these periods, and improperly offsetting the Shortfall Payment against the Sweet Note. Lastly, the cross-complaint alleged that the understatements in Unzipped's earnings and offsets against the Sweet Note were incorporated into the Company’s public filings for the periods identified above, causing it to overstate materially its earnings and understate its liabilities for such periods with the effect of improperly inflating the public trading price of the Company’s common stock.

Cross-Defendants filed a motion to dismiss certain of the claims asserted in the cross-complaint, and, on June 28, 2005, the Court granted Cross-defendants' motion in part. On July 22, 2005, Cross-Complainants amended their cross-complaint, omitting their previously asserted claim that some or all of the Company, Caruso & Co. and Mr. Cole fraudulently induced Sweet to sell its 50% interest in Unzipped for a deflated price and accept the Sweet Note. Although the amended cross-complaint no longer seeks relief for this purported fraud, the substance of the allegations remained largely unchanged.

Cross-Defendants filed a motion to dismiss certain of the claims asserted in the amended cross-complaint, and, on October 25, 2005, the Court granted Cross-Defendants’ motion in part, dismissing all claims asserted against Mr. Cole along with the Cross-Complainants' sole remaining fraud claim. The remaining Cross-Defendants deny Cross-Complainants' allegations and intend to vigorously defend against the amended cross-complaint.

In a related litigation, on November 5, 2004, Unzipped commenced a lawsuit in the Supreme Court of New York, New York County, against Unzipped's former president of sales, Gary Bader, alleging that Mr. Bader breached certain fiduciary duties owed to Unzipped as its president of sales, unfairly competed with Unzipped and tortuously interfered with Unzipped's contractual relationships with its employees. On October 5, 2005, Unzipped amended its complaint to assert identical claims against Bader's company, Sportswear Mercenaries, Ltd. (“SMI”). On October 14, 2005, Bader and SMI filed an answer containing counterclaims to Unzipped's amended complaint, and a third-party complaint against the Company and Mr. Cole, seeking unspecified damages in excess of $4 million. On December 2, 2005, the Company, together with Unzipped and Mr. Cole, filed motions seeking the dismissal of all claims asserted against them by Bader and SMI, and these motions are currently pending. In these motions, the Company, Mr. Cole and Unzipped have denied the claims asserted against them, and intend to vigorously defend against all such claims. At December 31, 2005, the payable to Cross-Complainants totaled approximately $3.1 million, which is subject to any claims, offsets or other deductions the Company may assert against Cross-Complainants, and was reflected in the Company’s consolidated financial statements under “Accounts payable, subject to litigation.”

Redwood litigation

In January 2002, Redwood Shoe Corporation, one of the Company’s former footwear buying agents, filed a complaint in the United States District Court for the Southern District of New York, alleging that the Company breached various contractual obligations to Redwood and seeking to recover damages in excess of $20 million plus its litigation costs. The Company filed a motion to dismiss certain counts of the complaint based upon Redwood's failure to state a claim, in response to which Redwood has filed an amended complaint. The Company also moved to dismiss certain parts of the amended complaint. The magistrate assigned to the matter granted, in part, the Company’s motion to dismiss. By Order dated November 28, 2005, the District Court adopted the Magistrate's ruling in its entirety, thereby accepting the Company’s position that it never agreed to purchase a minimum quantity of footwear from Redwood and dismissing approximately $20 million of Redwood's asserted claims. On December 14, 2005, the Company filed an answer asserting 13 counterclaims against Redwood and Redwood's affiliate, Mark Tucker, Inc ("MTI"). On the same date, it filed a motion to have MTI joined with Redwood as a defendant in the action, which motion MTI has advised the District Court that it will not oppose. The Company intends to vigorously defend the lawsuit, and to vigorously prosecute the claims it has asserted against Redwood and MTI. At December 31, 2005, the payable to Redwood totaled approximately $1.8 million, which is subject to any claims, offsets or other deductions the Company may assert against Redwood, and was reflected in the Company’s consolidated financial statements under “Accounts payable, subject to litigation.”

Normal-course litigation

From time to time, the Company is also made a party to litigation incurred in the normal course of business. While any litigation has an element of uncertainty, the Company believes that the final outcome of any of these routine matters will not have a material effect on its financial position or future liquidity. Except as set forth herein, the Company knows of no material legal proceedings, pending or threatened, or judgments entered, against any director or officer of the Company in his capacity as such.

12.	Related Party Transactions

On May 1, 2003, the Company granted Kenneth Cole Productions, Inc. the exclusive worldwide license to design, manufacture, sell, distribute and market footwear under its Bongo brand. The chief executive officer and chairman of Kenneth Cole Productions is Kenneth Cole, who is the brother of Neil Cole, the Company’s Chief Executive Officer and President. During Current Year, the Company received $1.3 million in royalties from Kenneth Cole Productions.

The Candie’s Foundation, a charitable foundation founded by Neil Cole for the purpose of raising national awareness about the consequences of teenage pregnancy, owed the Company $193 at December 31, 2005. The Candie’s Foundation paid-off the entire borrowing from the Company in February 2006, although additional advance will be made as and when necessary. Mr. Cole’s wife, Elizabeth Cole, was employed by the Candie’s Foundation at an annualized salary of $80 until May 2005. She continues to perform services for the foundation but without compensation.

13.	Operating Leases

Future net minimum lease payments under non-cancelable operating lease agreements as of December, 2005 are aprroximately as follows:

2006	$411
2007	290
Totals	$701

The leases require the Company to pay additional taxes on the properties, certain operating costs and contingent rents based on sales in excess of stated amounts.

Rent expense was approximately $470, $426, and $3,315 for Current Year, the 11-month Prior Year, and Fiscal 2004 respectively. Contingent rent amounts have been immaterial for all periods.

14.	Benefit and Incentive Compensation Plans and Other

The Company sponsors a 401(k) Savings Plan (the “Savings Plan”) which covers all eligible full-time employees. Participants may elect to make pretax contributions subject to applicable limits. At its discretion, the Company may contribute additional amounts to the Savings Plan. The Company had no contributions for Current Year and the 11-month Prior Year and made contribution of $12 to the Savings Plan for Fiscal 2004, respectively.

15.	Income Taxes

At December 31, 2005 the Company had available federal net operating losses carryforwards (“NOL’s”) of approximately $66.5 million for income tax purposes, which expire in the years 2006 through 2025. Because of "ownership changes" (as defined in Section 382 of the Internal Revenue Code) occurring in previous fiscal years, the utilization of approximately $4.4 million of the net operating losses is limited to $602 per year and expires in 2006 through 2007. The remaining $62.1 million is not subject to such limitation and expires in the years 2009 through 2025. As of December 31, 2005 the Company had available state and city NOL’s totaling between $59.4 million and $99.4 million, substantially all of which expire in the years 2020 through 2025. Included in the Company’s NOL’s as of December 31, 2005 is $7.0 million from the exercises of stock options. The benefit from the utilization of this portion of the NOL will be recorded as a credit to additional paid in capital if and when the related deferred tax asset is determined to be realizable.

In the Current Year, a net non-cash tax benefit of $5.0 million was recognized as a result of the recognition of a $5.1 million deferred tax benefit resulting from an increase in the amount of the deferred tax asset which management believes is more likely than not of realization .

The income tax provision (benefit) for Federal and state income taxes in the consolidated statements of operations consists of the following:

	December 31	December 31,	January 31,
	2005	2004	2004
Current:
Federal	$ 97	$ -	$ -
State	-	-	58
Total current	97	-	58

Deferred:
Federal	(4,274)	-	-
State	(858)	-	-
Total deferred	(5,132)	-	-

Total provision (benefit)	$(5,035)	$ -	$ 58

The Company’s effective income tax rate differs from the federal statutory rate primarily as a result of a decrease in the deferred tax valuation allowance in the year ended December 31, 2005 and an increase in the valuation allowance in the year ended January 31, 2004.  In the 11 months ended December 31, 2004, the effective income tax rate differs from the federal statutory rate as a result of prior losses incurred being available to offset current year income for financial statement purposes. The valuation allowance decreased in the year ended December 31, 2005 as a result of an increase in the amount of the related deferred tax asset which management believes is more likely than not of realization, and $2,700 allocated to the value of the deferred tax asset in the Joe Boxer acquisition (see Note 4).

The significant components of net deferred tax assets of the Company consist of the following:

	December 31,
	2005	2004

Inventory valuation	$ -	$ 1,319
Litigation settlement	-	258
Net operating loss carryforwards	28,232	25,424
Receivable reserves	106	776
Depreciation	26	73
Store closing reserves (asset impairments)	-	1,275
Intangibles	989	956
Accrued compensation and other	527	618
Total deferred tax assets	29,880	30,719
Valuation allowance	(14,186)	(25,072)
Net deferred tax assets	15,694	5,647
Trademarks and goodwill	(4,201)	(2,025)
Total deferred tax liabilities	(4,201)	(2,025)
Total net deferred tax assets	$ 11,493	$ 3,622

Current portion of net deferred tax assets	$ 3,716	$ 1,549
Non current portion of net deferred assets	$ 7,777	$ 2,073

The amounts presented in the table as of December 31, 2004 column have been revised from the presentation provided in prior year to be consistent with the Company’s December 31, 2004 income tax return. The total net deferred tax asset remains as previously reported.

16.	Segment Information

The Company has identified operating segments based on, among other things, the way the Company’s management organizes the components of its business for purposes of allocating resources and assessing performance. Prior to the Current Year, the Company’s operations were comprised of two reportable segments: footwear/licensing and apparel. The footwear segment included Candie’s footwear, Bongo footwear, private label footwear, retail store operations, and licensing. The apparel segment included Bongo jeanswear. Segment revenues were generated from the sale of footwear, apparel and accessories through wholesale channels and the Company’s retail locations. The Company defined segment income as operating income before interest expense and income taxes.

Commencing in the Current Year, the Company stopped reporting segment information under footwear/license and apparel operating segments since the Company has fully transitioned into a licensing business and the prior segment designations are no longer considered by management in evaluating operating performance. Summarized below are the Company’s segment revenues, income (loss) and total assets by reportable segments for the 11-month Prior Year and Fiscal 2004.

(000’s omitted)	Footwear/Licensing	Apparel	Elimination	Consolidated

For the 11 months ended December 31, 2004
Total revenues	$30,481	$ 38,499	$-	$68,980
Segment income	1,841	895	-	2,736
Interest expense				2,495
Income before income tax provision				$241

Capital additions	$ 24	$ 6	$-	$ 30
Depreciation and amortization expenses	$ 1,672	$ 465	$-	$ 2,137

Total assets as of December 31, 2004	$31,710	$ 28,450	$ -	$ 60,160

For the fiscal year ended January 31, 2004
Total revenues	$66,672	$ 64,705	$-	$131,377
Segment (loss) income	(10,233)	2,069	-	(8,164)
Interest expense				3,118
Loss before income tax provision				$(11,282)

Capital additions	$ 232	$ 16	$-	$ 248
Depreciation and amortization expenses	$ 2,400	$ 336	$-	$ 2,736

Total assets as of January 31, 2004	$33,896	$ 40,949	$ -	$ 74,845

17.	Unaudited Consolidated Interim Financial Information

Unaudited interim consolidated financial information for Current Year and the 11-month Prior Year is summarized as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands except per share data)
Current Year
Licensing and commission revenues	$ 4,300	$ 4,287	$ 9,205	$ 12,364
Net revenues	4,300	4,287	9,205	12,364
Gross profit	4,300	4,287	9,205	12,364
Operating income (loss)	1,242	1,121	5,048	7,399
Net income (loss)	$ 787	$ 2,511	$ 5,159	$ 7,486

Basic earnings (loss) per share	$ 0.03	$ 0.09	$ 0.16	$ 0.21
Diluted earnings (loss) per share	$ 0.03	$ 0.08	$ 0.14	$ 0.19

11-month Prior Year
Net sales	$ 17,289	$ 26,035	$ 9,950	$ 5,153
Licensing and commission revenues	1,936	2,639	3,454	2,524
Net revenues	19,225	28,674	13,404	7,677
Gross profit	4,942	5,894	6,084	3,831
Operating income (loss)	729	1,258	1,260	(1,111)
Net income (loss)	$ 33	$ 518	$ 603	$ (913)

Basic earnings (loss) per share	$ 0.00	$ 0.02	$ 0.02	$ (0.03)
Diluted earnings (loss) per share	$ 0.00	$ 0.02	$ 0.02	$ (0.03)

During the fourth quarter of the Current Year, the Company recorded $470 for legal professional fees relating to litigation involving Unzipped, See Note 2. During the third quarter ended September 30, 2005, the Company made two acquisitions. See Notes 4 and 5

18.	Change in Fiscal Year End

As discussed in Note 1 - Summary of Significant Accounting Policies - effective in 2004, the Company’s fiscal year end has changed from January 31 to December 31. Accordingly, the Company reported audited financial statements for the 11 months ended December 31, 2004 in prior year’s Form 10-K and financial statements for the 12 months ended December 31, 2005 in this Form 10-K. The following table provides certain unaudited financial information for the 12 months ended December 31, 2004.

12 months ended
December 31
2004(1)

Net sales	$62,734
Licensing and commission revenue	11,327
Gross profit	29,026
Income (loss) before income taxes	231
Provision (benefit) for income taxes	-
Net income (loss)	231
Basic earnings (loss) per share	$0.01
Diluted earning (loss) per share	$0.01

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Iconix Brand Group, Inc.

The audits referred to in our report dated March 20, 2006, relating to the consolidated financial statements of Iconix Brand Group, Inc.and Subsidiaries, which is contained in Item 8 of the Form 10-K included the audits of the financial statement schedule listed in the accompanying index for the fiscal year ended December 31, 2005, the 11-month ended December 31, 2004 and the fiscal year ended January 31, 2004. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based upon our audits.

In our opinion the financial statement schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP
BDO Seidman, LLP

March 20, 2006
New York, New York
S - 1

Schedule II - Valuation and Qualifying Accounts
Iconix Brand Group, Inc. and Subsidiaries
(In thousands)

Column A	Column B	Column C	Column D	Column E
Additions
	Balance at	Charged to		Balance at
	Beginning of	Costs and		End of
Description	Period	Expenses	Deductions	Period

Reserves and allowances deducted from asset accounts:

Accounts Receivables (a):

12 month ended December 31, 2005	$-	$260	$-	$260
11 month ended December 31, 2004	$-	$-	$-	$-
Year ended January 31, 2004	$-	$792	$792	$-

Due from Factor reserves (a):

12 month ended December 31, 2005	$ 1,856	$ 360	$2,216	$ -
11 month ended December 31, 2004	$ 1,271	$ 1,099	$ 514	$ 1,856
Year ended January 31, 2004	$ 2,982	$ 12,121	$ 13,832	$ 1,271

Inventory reserves:

12 month ended December 31, 2005	$ 2,252	$ 154	$ 2,406	$ -
11 month ended December 31, 2004	$ 4,094	$ 1,937	$ 3,779	$ 2,252
Year ended January 31, 2004	$ 3,247	$ 4,004	$ 3,157	$ 4,094

(a)	These amounts include reserves for chargebacks, markdowns, co-op advertising allowances, and bad debts.

S - 2