Form 10-Q
period 2006-03-31
ICONIX BRAND GROUP, INC.
filed 2006-05-10
CIK 857737

United States
Securities and Exchange Commission
Washington, D.C. 20549

____________________________________

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2006

OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From ________ to ________.

Commission file number 0-10593

ICONIX BRAND GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	11-2481903
(State or other jurisdiction	(I.R.S. employer identification no.)
of incorporation or organization)

1450 Broadway, New York, NY 10018
(Address of principal executive offices)  (Zip Code)

(212) 730-0030
(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act):

Large accelerated filer ___  Accelerated filer _X__  Non-accelerated filer ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ___ No. _X__

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.001 Par Value - 39,045,565 shares as of April 28, 2006

INDEX

FORM 10-Q

Iconix Brand Group, Inc. and Subsidiaries
		Page No.
Part I.	Financial Information

Item 1.	Financial Statements – (Unaudited)

	Condensed Consolidated Balance Sheets – March 31, 2006 and December 31, 2005	3

	Condensed Consolidated Income Statements – Three Months Ended
	March 31, 2006 and 2005	4

	Condensed Consolidated Statement of Stockholders’ Equity – Three Months Ended
	March 31, 2006	5

	Condensed Consolidated Statements of Cash Flows – Three Months Ended
	March 31, 2006 and 2005	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of
	Operations	18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23

Item 4.	Controls and Procedures	23

Part II.	Other Information

Item 1.	Legal Proceedings	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 6.	Exhibits	24

Signatures		25

Part I.  Financial Information

Item 1. FINANCIAL STATEMENTS

Iconix Brand Group, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except par value)

	March 31,	December 31,
	2006	2005
Assets	(Unaudited)
Current Assets:
Cash (including restricted cash of $538 in 2006 and $4,094 in 2005)	$7,757	$11,687
Marketable securities	627	553
Accounts receivable, net of reserve of $235 in 2006 and $260 in 2005	6,976	3,532
Due from affiliate	28	193
Deferred income taxes	5,586	3,716
Prepaid advertising and other	2,420	2,664
Total Current Assets	23,394	22,345
Property and equipment, at cost:
Furniture, fixtures and equipment	2,503	2,027
Less: Accumulated depreciation and amortization	(1,222)	(1,175)
	1,281	852
Other Assets:
Restricted cash	5,386	4,982
Goodwill	32,835	32,835
Other intangibles, net	139,189	139,281
Deferred financing costs, net	3,449	3,597
Long term deferred income taxes	12,180	11,978
Other	1,538	1,374
	194,577	194,047
Total Assets	$ 219,252	$ 217,244
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$2,809	$3,360
Accounts payable, subject to litigation	4,886	4,886
Deferred revenue	1,114	4,782
Current portion of long-term debt	28,920	13,705
Total current liabilities	37,729	26,733

Deferred income taxes	4,917	4,201
Long-term debt, less current maturities	68,016	85,414

Contingencies and commitments	-	-

Stockholders' Equity:
Common stock, $.001 par value - shares authorized 75,000;
shares issued 35,635 and 35,540 respectively	37	36
Additional paid-in capital	137,178	136,842
Retained deficit	(27,958)	(35,315)
Less: Treasury stock - 198 shares at cost	(667)	(667)
Total stockholders’ equity	108,590	100,896
Total Liabilities and Stockholders' Equity	$ 219,252	$ 217,244

See accompanying notes to consolidated financial statements.

Iconix Brand Group, Inc. and Subsidiaries

Consolidated Statements of Income - Unaudited
(in thousands, except earnings per share data)

	Three Months Ended March 31,
	2006	2005

Licensing and commission revenue	$ 13,269	$ 4,300

Selling, general and administrative expenses (net of
recovery pursuant to an agreement of $296 in 2005)	4,815	2,679
Special charges	556	379

Operating income	7,898	1,242

Other expenses:
Interest expense - net of $161 of
interest income in 2006 and
$14 in 2005, respectively.	1,813	445

Income before income taxes	6,085	797

Provision (benefit) for income taxes	(1,272)	10

Net income	$ 7,357	$ 787

Earnings per share:
Basic	$ 0.21	$ 0.03

Diluted	$ 0.18	$ 0.03

Weighted average number of common shares outstanding:
Basic	35,719	28,429

Diluted	41,169	29,982

See accompanying notes to consolidated financial statements.

Iconix Brand Group, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

Three Months Ended March 31, 2006
(in thousands)
			Additional
	Common Stock		Paid - in	Retained	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
Balance at January 1, 2006	35,540	$ 36	$ 136,842	$ (35,315)	$ (667)	$ 100,896
Exercise of stock options	95	1	296	-	-	297
Option compensation expense recognized	-	-	40	-	-	40
Net income	-	-	-	7,357	-	7,357
Balance at March 31, 2006	35,635	$ 37	$ 137,178	$ (27,958)	$ (667)	$ 108,590

See Notes to Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (in thousands)
Unaudited

	Three Months Ended March 31,
	2006	2005

Net cash (used in) provided by operating activities	$(715)	$ 2,496
Cash flows used in investing activities:
Purchases of fixed assets	(476)	-
Purchase of equity securities of other entities	(167)	-
Purchase of trademarks	(223)	(71)
Net cash used in investing activities	(866)	(71)
Cash flows (used in) provided by financing activities:
Repayment of loans from related parties	-	(2,000)
Proceeds from exercise of stock options and warrants	297	262
Payment of long-term debt	(2,242)	(712)
Restricted cash - Current	3,556	209
Restricted cash - Non Current	(404)	-
Net cash provided by (used in) financing activities	1,207	(2,241)
Net (decrease) increase in cash and cash equivalents	(374)	184
Cash and cash equivalents, beginning of period	7,593	268
Cash and cash equivalents, end of period	$ 7,219	$ 452
Balance of restricted cash - Current	538	321
Total cash and cash equivalents including restricted cash, end of period	$7,757	$773

Supplemental disclosure of cash flow information:
	Three Months Ended March 31,
	2006	2005

Cash paid during the year:
Interest	$1,853	$466
See accompanying notes to consolidated financial statements.

Iconix Brand Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Unaudited)

March 31, 2006

NOTE A   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month (“Current Quarter”) ended March 31, 2006 are not necessarily indicative of the results that may be expected for a full fiscal year.

Beginning in January 2005, the Company changed its business practices with respect to Bright Star Footwear, Inc (“Bright Star”), a subsidiary of the Company, which resulted in Bright Star acting only as an agent of the Company. Accordingly after January 1, 2005 Bright Star net commissions are recognized as revenue rather than gross product sales which were recognized prior to that date.

The Candie’s and Bongo trademarks had previously been amortized on a straight-line basis over their estimated useful lives of approximately 20 years. Effective July 1, 2005, the Company changed for accounting purposes, the estimated useful lives of the Candie’s and Bongo trademarks to be an indefinite life. Accordingly, the recorded value of these trademarks will no longer be amortized, but instead will be tested for impairment on an annual basis. Amortization expense recorded in the quarter ended March 31, 2005, prior to this change in estimate, totaled $296,000.

Impairment losses are recognized for long-lived assets, including certain intangibles, used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are not sufficient to recover the assets' carrying amount. Impairment losses are measured by comparing the fair value of the assets to their carrying amount.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

NOTE B   STOCK OPTIONS

Under the Company's various stock option plans, options to purchase common shares of the Company may be granted to any person, including, but not limited to, employees, directors, independent agents, consultants, attorneys and advisors of the Company by the Board of Directors or by the Company's Governance Committee. As of March 31, 2006, 9.5 million stock options were outstanding under the Company’s option plans. The term of options range from five to ten years with a vesting period up to five years. The exercise price for options is the trading price of the common shares of the Company on the NASDAQ National Market on the day of the grant.

Effective January 1, 2006, the Company adopted Statement No. 123(R), “Accounting for Share-Based Payment” (“SFAS 123(R)”), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Under SFAS 123(R), using the modified prospective method, compensation expense is recognized for all share-based payments granted prior to, but not yet vested as of, January 1, 2006.

In December 2005, the Company’s Board of Directors approved the accelerated vesting of all employee service-based stock options previously granted under the Company’s various non-qualified stock option plans, which would have been unvested as of December 31, 2005. As a result, all options granted as of December 31, 2005, except certain options based on performance became exercisable immediately. The number of shares, exercise prices and other terms of the options subject to the acceleration remain unchanged. The acceleration of such option vesting resulted in an additional $446,000 of compensation expense reflected in pro-forma net income for the prior year, an amount that would have otherwise been recorded as compensation expense in the years ending December 31, 2006 and 2007, but had no impact on compensation recognition in 2005 as the options would have been unexpired.

The following table includes summary information for stock options for employees and non-employee directors for the quarter ended March 31, 2006:
		Weighted-Average	Aggregate Intrinsic
	Shares	Exercise Price	Value

Outstanding at December 31, 2005	9,573,292	$ 5.09
Granted	-	-
Canceled	(17,750)	2.28
Exercised	(94,500)	3.26
Expired	-	-
Outstanding at March 31, 2006	9,461,042	$ 5.11	$89,313,346
Exercisable at March 31, 2006	8,096,042	$ 4.51	$81,667,446

The intrinsic value of options exercised during the quarter ended March 31, 2006 was based on the closing prices of the Company’s common stock on the dates of exercise. The aggregate intrinsic value for options outstanding and exercisable at March 31, 2006 was based on the closing price of the Company’s common stock at March 31, 2006, which was $14.55.

Options outstanding and exercisable at March 31, 2006 were as follows:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
Range of	Number	Average	Average	Number	Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
$0.24-1.14	426,625	4.25	$1.07	426,625	$1.07
$1.15-1.50	385,500	4.71	$1.25	385,500	$1.25
$1.51-2.50	1,003,500	6.79	$1.98	1,003,500	$1.98
$2.51-3.50	2,471,750	4.52	$3.13	2,471,750	$3.13
$3.51-5.00	1,371,750	8.73	$4.63	1,336,750	$4.63
$5.01-10.19	3,801,917	9.23	$8.24	2,471,917	$7.95

	9,461,042	7.26	$5.11	8,096,042	$4.51

In the Current Quarter, the Company recorded a $40,000 compensation expense for options granted to non-employees previously with a vesting term from the dates of grants through December 2007. Compensation costs have not been offset by a related income tax benefit, consistent with the manner in which the Company currently records its provision for income taxes. The fair value for these options was estimated previously at the date of grant using a Black-Scholes option-pricing model. The key assumptions used in determining the fair value of the stock options awarded in 2005 were: expected life ranging from 3-5 years, risk-free interest rate from 3.0-4.24%, expected volatility from 30-55%, and expected dividend yield of 0%. The Company considers the following factors when estimating the expected lives of options: vesting period of the award, expected volatility of the underlying stock, employees’ historical exercise behavior and external data. The risk-free interest rate reflects the interest rate on zero-coupon U.S. government bonds available at the time each option was granted having a remaining life approximately equal to the option’s expected life. When making assumptions on the expected volatilities, the Company considered the historical volatilities of the Company’s common stock, the volatilities of its peers’ stocks, as well as the judgment of the Company’s management. Based on these assumptions, the weighted-average fair value of each stock option granted was $2.63 for 2005. During the first quarter of 2006, the Company did not grant any stock options.

Prior to the adoption of SFAS 123(R), the Company accounted for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Accordingly, the compensation cost for stock options had been measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount the employee must pay to acquire the stock. In accordance with the modified prospective transition method, the consolidated financial statements have not been restated to reflect the impact of SFAS 123(R). The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plans for the three months ended March 31, 2005.

	Three months ended March 31,
	2006	2005
Net income - as reported	$7,357	$787
Add: Stock-based employee Compensation included in reported net income	40	-
Deduct: Stock-based employee compensation determined under the fair value based method	(40)	(1,706)
Pro forma net income (loss)	$7,357	$(919)

Basic earnings (loss) per share:

As reported	$0.21	$0.03
Pro forma	$0.21	$(0.03)

Diluted earnings (loss) per share:

As reported	$0.18	$0.03
Pro forma	$0.18	$(0.03)

NOTE C   FINANCING AGREEMENTS

Asset-Backed Notes

In August 2002, IP Holdings, LLC (“IPH”), a subsidiary of the Company, issued in a private placement $20 million of asset-backed notes secured by intellectual property assets (trade names, trademarks, license agreements and payments and proceeds with respect thereto) of IPH (such notes and all other notes issued by IPH, the “Asset-Backed Notes”). The Asset-Backed Notes had a 7-year term with a fixed interest rate of 7.93% with quarterly principal and interest payments of approximately $859,000. After funding a liquidity reserve account in the amount of $2.9 million, the net proceeds of the Asset-Backed Notes ($16.2 million) were used by the Company to reduce amounts due by the Company under its then-existing revolving credit facilities. In April 2004, IPH issued an additional $3.6 million in subordinated Asset-Backed Notes secured by its intellectual property assets. The additional borrowing had a maturity date of August 2009, with a floating interest rate of LIBOR + 4.45% and quarterly principal and interest payments and $500,000 of interest prepaid at closing. The net proceeds of $2.9 million were used by the Company for general working capital purposes. As of July 22, 2005, the total principal on these notes was approximately $17.5 million, which were refinanced in connection with the Joe Boxer acquisition described below.

In the fiscal quarter ended September 30, 2005, the Company acquired the Joe Boxer brand from Joe Boxer Company, LLC and its affiliates, and the Rampage brand from Rampage Licensing, LLC. See Notes I and J. The financing for the acquisitions was accomplished through two private placements by IPH of Asset-Backed Notes, secured by the intellectual property assets owned by IPH. The combined proceeds of the Asset-Backed Notes, totaled $103 million, were used as follows: approximately $17.5 million was used to refinance previously issued Asset-Backed Notes, $40.0 million was paid to the sellers of Joe Boxer, approximately $25.8 million was paid to the sellers of Rampage, $1.7 million was placed in a reserve account as required by the holder of the Asset-Backed Notes, approximately $1.8 million was used to pay costs associated with the debt issuance, approximately $200,000 was paid to legal professionals associated with the acquisitions, approximately $4.0 million was available to the Company for working capital purposes, and $12 million was deposited in an escrow account for the benefit of the holder of the Asset-Backed Notes, to be used by IPH solely for the purchase of certain intellectual property assets. IPH redeemed $12 million of the Asset-Backed Notes without penalty as the purchase of the assets did not occur. Costs associated with the debt issuances of approximately $1.8 million have been deferred and are being amortized using the interest method over the 7 year life of the Asset-Backed Notes.

Subject to terms of the Asset-Backed Notes, if by April 1, 2006, the Company had not entered into or renewed certain licensing agreement(s) with respect to the Joe Boxer brand that guarantees certain royalty thresholds, the Company is required to make additional quarterly principal payments of $3.75 million in the next 7 quarters, without penalty. As of April 1, 2006, the Company had not entered into or renewed such licensing arrangements with respect to the Joe Boxer brand, accordingly, the Company reclassified $15 million from long-term debt to current on its balance sheet. If the Company subsequently enters into or renews such licensing arrangements, the requirement to pay the additional quarterly payments will cease and the Company will adjust the related debt reclassification on its balance sheet appropriately.

Cash on hand in the bank account of IPH is restricted at any point in time up to the amount of the next debt payment required under the Asset-Backed Notes. Accordingly, $538,000 and $4.1 million as of March 31, 2006 and December 31, 2005, respectively, have been disclosed as restricted cash within the Company’s current assets. Further, a reserve account required by the holder of the Asset-Backed Notes has been established and the funds on deposit in such account will be applied to the last debt payment. Accordingly, $5.4 million and $5.0 million as of March 31, 2006 and December 31, 2005, respectively, have been disclosed as restricted cash within the Company’s other assets.

Interest rates and terms on the Asset-Backed Notes are as follows: $63 million principal amount bears interest at a fixed interest rate of 8.45% with a 7-year term, $28 million principal amount of the Asset-Backed Notes bears interest at a fixed rate of 8.10% with a 7- year term, and $12 million principal amount of the Asset-Backed Notes bore interest at a floating interest rate of LIBOR + 0.7%. IPH redeemed the $12 million portion of the Asset-Backed Notes in November 2005 without penalty. Neither the Company nor any of its subsidiaries (other than IPH) is obligated to make any payment with respect to the Asset-Backed Notes, and the assets of the Company and its subsidiaries (other than IPH) are not available to IPH’s creditors. The assets of IPH are not available to the creditors of the Company or its subsidiaries (other than IPH).

The Kmart Note

In connection with the acquisition of Joe Boxer in July, 2005, the Company assumed a promissory note, dated August 13, 2001 in the amount of $10.8 million that originated with the execution of the exclusive license with Kmart Stores, Inc. by the former owners of Joe Boxer (the “Kmart Note”).   The Kmart Note provides for interest at 5.12% and is payable in three (3) equal annual installments, on a self-liquidating basis, on the last day of each year commencing on December 31, 2005 and continuing through December 31, 2007.  Payments due under the note may be off-set against any royalties owed under the Kmart License.  As of March 31, 2006, the outstanding balance of the note was $7.4 million. The note may be pre-paid without penalty.

NOTE D   EARNINGS PER SHARE

Basic earnings per share includes no dilution and is computed by dividing earnings attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options and warrants. As a result of the Company’s decision to accelerate the vesting of options granted as of December 31, 2005, all options except certain options based on performance became exercisable immediately and were included in the calculation of dilution. At March 31, 2006, 9.5 million stock options were outstanding under the Company’s option plans.

The following is a reconciliation of the shares used in calculating basic and diluted earnings per share:

	Three month ended March 31,
	2006	2005
Basic	35,719	28,429
Effect of assumed conversions of employee stock options	5,450	1,553
Diluted	41,169	29,982

NOTE E  INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, (“SFAS 109”) “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, management reviews both positive and negative evidence pursuant to the requirements of SFAS No. 109, including current and historical results of operations, the annual limitation on utilization of net operating loss carry forwards pursuant to Internal Revenue Code section 382, future income projections and the overall prospects of the Company’s business. Based upon management’s assessment of information which became available in the Current Quarter, management concluded in the Current Quarter that it is more likely than not that a portion of previously unrecognized deferred income tax benefits will be realized. Accordingly, the Company reduced a portion of the related valuation allowance which resulted in a $1.3 million net tax benefit for the Current Quarter. Based on current estimates of pre-tax income for the year ended December 31, 2006, the management anticipates a net income tax expense for that period.

NOTE F   CONTINGENCIES

Unzipped litigation

On August 5, 2004, the Company, along with its subsidiaries, Unzipped Apparel, LLC (“Unzipped”), Michael Caruso & Co., Inc. (“Caruso & Co.”) and IPH (collectively, “Plaintiffs”), commenced a lawsuit in the Superior Court of California, Los Angeles County, against Unzipped's former manager, former supplier and former distributor, Sweet Sportswear, LLC (“Sweet”), Azteca Production International, Inc, (“Azteca”) and Apparel Distribution Services, LLC (“ADS”), respectively; and a principal of these entities and former member of the Company’s Board of Directors, Hubert Guez (collectively, “Defendants”). Plaintiffs amended their complaint on November 22, 2004. In the amended complaint, Plaintiffs allege that certain Defendants fraudulently induced them to purchase Sweet's 50% interest in Unzipped for an inflated price, that Sweet and Azteca committed material breaches of certain agreements between Unzipped and Defendants (“Sweet Agreements”), and that Mr. Guez materially breached his fiduciary obligations to the Company while serving as a member of its Board of Directors. Also, Plaintiffs allege that Defendants have imported, distributed and sold goods bearing the Company’s Bongo trademarks in violation of federal and California law.  Plaintiffs seek damages in excess of $50 million, as well as their litigation costs, punitive and exemplary damages, and the establishment of a constructive trust for their benefit. Defendants filed a motion to dismiss certain of the claims asserted by the Plaintiffs in the amended complaint, which was denied by the Court in its entirety on February 7, 2005.

On March 10, 2005, Sweet, Azteca and ADS (collectively, “Cross-Complainants”), filed an answer to Plaintiffs' amended complaint and a cross-complaint against Plaintiffs and the Company’s chief executive officer, Neil Cole (collectively, “Cross-Defendants”), seeking compensatory, punitive and exemplary damages and litigation costs, as well as the establishment of a constructive trust for their benefit. The Cross-Complainants alleged that some or all of the Cross-Defendants breached the Sweet Agreements; that IPH and Mr. Cole interfered with Sweet's performance under a management agreement relating to the operations of Unzipped (the “Management Agreement”), and that the Company, Caruso & Co., IPH and Mr. Cole interfered with Cross-Complainants' relationships with Unzipped and caused Unzipped to breach its agreements with Azteca and ADS.  Cross-Complainants also alleged that some or all of the Company, Caruso & Co. and Mr. Cole fraudulently induced Sweet to sell its 50% interest in Unzipped to the Company for a deflated price and accept the 8% senior subordinated note in the principal amount of $11 million that the Company issued to it in connection therewith (the “Sweet Note”).

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

The Company had previously entered into the Management Agreement with Sweet wherein Sweet guaranteed that the net income of Unzipped, as defined, would be no less than $1.7 million for each year during the term (the “Guarantee”). In the event that the Guarantee was not met, Sweet was obligated to pay the difference between the actual net income, as defined, and the Guarantee, such difference referred to as the “Shortfall Payment”. The cross-complaint alleged that the Company breached its obligations to Sweet arising under the Sweet Note by, among other things, understating Unzipped's earnings for the fiscal year ended January 31, 2004 (“Fiscal 2004”) and its fiscal year ended January 31, 2005 for the purpose of causing Unzipped to fall short of the Guarantee for these periods, and improperly offsetting the Shortfall Payment against the Sweet Note. Lastly, the cross-complaint alleged that the understatements in Unzipped's earnings and offsets against the Sweet Note were incorporated into the Company’s public filings for the periods identified above, causing it to overstate materially its earnings and understate its liabilities for such periods with the effect of improperly inflating the public trading price of the Company’s common stock.

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

On December 2, 2005, the Company, together with Unzipped and Mr. Cole, filed motions seeking the dismissal of all claims asserted against them by Bader and SMI. In response to this motion, on January 13, 2006, Bader and SMI filed an amended answer containing counterclaims to Unzipped’s amended complaint (the “Amended Answer”), and withdrew certain of the claims asserted in the third-party complaint against the Company and Mr. Cole. Bader and SMI continue to seek unspecified damages in excess of $4 million. By agreement of the parties, the motions filed by the Company, Unzipped and Mr. Cole on December 2, 2005, were made applicable to Bader’s/SMI’s third-party complaint, as well as all but one counterclaim asserted in Bader’s/SMI’s Amended Answer. The sole counterclaim not addressed by the motions filed by the Company, Unzipped and Mr. Cole on December 2, 2005 seeks damages in the amount of $72,000 for Unzipped’s alleged failure to pay wages and commissions allegedly due to Bader and SMI. The motions are currently pending, and the Company, Mr. Cole and Unzipped intend to vigorously defend against any and all counter-claims asserted against them.

Redwood litigation

In January 2002, Redwood Shoe Corporation, one of the Company’s former footwear buying agents, filed a complaint in the United States District Court for the Southern District of New York, alleging that the Company breached various contractual obligations to Redwood and seeking to recover damages in excess of $24.25 million plus its litigation costs.  The Company filed a motion to dismiss certain counts of the complaint based upon Redwood's failure to state a claim, in response to which Redwood has filed an amended complaint.  The Company also moved to dismiss certain parts of the amended complaint.  The magistrate assigned to the matter granted, in part, the Company’s motion to dismiss.  By Order dated November 28, 2005, the District Court adopted the Magistrate's ruling in its entirety, thereby accepting the Company’s position that it never agreed to purchase a minimum quantity of footwear from Redwood and dismissing approximately $20 million of Redwood's asserted claims.

On December 14, 2005, the Company filed an answer to Redwood’s four remaining claims and asserted 13 counterclaims against Redwood and Redwood's affiliate, Mark Tucker, Inc. (“MTI”).   On the same date, it filed a motion to have MTI joined with Redwood as a defendant in the action, which motion MTI has advised the District Court that it will not oppose.  On February 15, 2006, Redwood filed a motion seeking the dismissal of certain of the counterclaims asserted it by the Company. On March 10, 2006, MTI filed a motion seeking the dismissal of all of the counterclaims asserted against it by the Company. On March 27, 2006, the Company filed its opposition, seeking to have these motions denied in their entirety, and the motions are currently pending. The Company intends to vigorously defend the lawsuit, and to vigorously prosecute the claims it has asserted against Redwood and MTI.  At March 31, 2006, the payable to Redwood totaled approximately $1.8 million, which is subject to any claims, offsets or other deductions the Company may assert against Redwood, and was reflected in the Company’s consolidated financial statements under “Accounts payable, subject to litigation.”

From time to time, the Company is also made a party to litigation incurred in the normal course of business, although there are no such unsettled litigations pending at this time except as set forth herein.

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

Related Party Transactions:

Prior to August 5, 2004, Unzipped was managed by Sweet pursuant to the Management Agreement, pursuant to which Sweet was obligated to manage the operations of Unzipped in return for, commencing in Fiscal 2004, a management fee based upon certain specified percentages of net income that Unzipped would achieve during the three-year term. In addition, Sweet entered into the Guarantee that the net income, as defined, of Unzipped commencing in Fiscal 2004 would be no less than $1.7 million for each year during the term. In the event that the Guarantee was not met, under the Management Agreement, Sweet was obligated to pay to the Company the difference between the actual net income of Unzipped, as defined, and the Guarantee. The Shortfall Payment could be offset against the amounts due under the Sweet Note at the option of either Sweet or the Company.

For the Current Quarter, Unzipped had no operations, as compared to a net loss (as defined for the purpose of determining if the Guarantee had been met) of $296,000 in the quarter ended March 31, 2005 (the “Prior Year Quarter”). Consequently for the Current Quarter there was no Shortfall Payment, as compared to a Shortfall Payment of $438,000 in the Prior Year Quarter. The adjusted Shortfall Payment had been recorded in the consolidated income statements as a reduction of Unzipped’s cost of sales (since the majority of Unzipped’s operations were with entities under common ownership with Sweet, including all of the purchases of inventory) and on the balance sheet as a reduction of the Sweet Note based upon the right to offset in the Management Agreement. After adjusting for the Shortfall Payment in Prior Year Quarter, Unzipped reported a net loss of $37,500 on sales of $448,000. Due to the immaterial nature of the related amounts, the net loss of $37,500 from Unzipped was included in the selling, general and administrative expense in the Company’s Condensed Consolidated Income Statements for the Prior Year Quarter.

On August 5, 2004, Unzipped terminated the Management Agreement with Sweet, the supply agreement with Azteca and the distribution agreement with ADS and commenced a lawsuit against Sweet, Azteca, ADS and Mr. Guez. See Note F.

At March 31, 2006, the Company included in “accounts payable, subject to litigation” amounts due to Azteca and ADS of $847,000 and $2.3 million respectively, the same as reported as of December 31, 2005. See Note F.

In a separate transaction concerning Unzipped with Bongo Apparel, Inc. (“BAI”), BAI is the licensee of the BONGO jeans wear business formerly managed by Sweet. Prior to August 26, 2005, BAI managed the operations of Unzipped following the termination of Sweet as the manager on August 5, 2004. In connection with BAI’s license and this transition, the designees of TKO Apparel (an affiliate of BAI) purchased one million shares of the common stock of the Company at a price of $2.20 per share. In a separate transaction, TKO Apparel agreed to lend Unzipped $2.5 million, which the Company repaid in 2005.

NOTE H - SPECIAL CHARGES

During the Current Quarter, the Company recorded $556,000 of special charges in connection with its litigation related to Unzipped, compared to $379,000 in the Prior Year Quarter. See Note F.

NOTE I   ACQUISITION OF JOE BOXER

On July 22, 2005, the Company acquired the Joe Boxer brand from Joe Boxer Company, LLC and its affiliates. Joe Boxer is a leading lifestyle brand of apparel, apparel accessories and home goods for men, women, teens and children. The Joe Boxer brand is currently licensed exclusively to Kmart in the United States and internationally to manufacturers in Canada, Mexico and Scandinavia.

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

Total purchase price was comprised as follows (in thousands):
Cash paid for acquisition	$ 40,755
Fair value of 4,350,000 restricted shares
of common stock at $8.33 per share	36,236
Assumption of Kmart loan, including
$3,509 due within 12 months	10,798
Accrued interest, Kmart loan	309
Value of warrants issued as a
cost of the acquisition	788
Total cost of acquisition	$ 88,886

The purchase price was allocated to the estimated fair value of the assets acquired as follows (in thousands):
Accounts receivable	$ 3,121
Deferred tax asset	2,700
Licensing contracts	1,333
Joe Boxer trademark	79,800
Goodwill	1,932
Total allocated purchase price	$ 88,886

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

As part of this acquisition, the Company entered into an employment agreement with William Sweedler as Executive Vice President of the Company and President of the Joe Boxer division. As part of his compensation, on July 22, 2005, he was granted 1,425,000 stock options of which 225,000 vested immediately, and 1,200,000 will vest contingent upon achievement by the Joe Boxer division of certain revenues levels. The Company also entered into an employment agreement with Andrew Tarshis as Senior Vice President Business Development and Associate Counsel of the Company. As part of his compensation, on July 22, 2005, he was granted 110,000 stock options of which 55,000 vested immediately, and 55,000 on December 31, 2005.

The Company obtained $40 million in cash to pay a portion of the purchase price for the Joe Boxer assets through the debt issuance by IPH of a $63 million Asset-Backed Note. Approximately $17.5 million of the proceeds of the Asset-Backed Notes were used to refinance previously existing Asset-Backed Notes, as described in Note C, $40.0 million was paid to the sellers, approximately $1.0 million was used to pay costs associated with the debt issuance, $310,000 was deposited in a reserve account as required by the holder of the Asset-Backed Note, and approximately $4.0 million was available to the Company for working capital purposes. Costs associated with the debt issuance of approximately $1.0 million have been deferred and are being amortized over the 7-year life of the refinanced debt.

UCC Capital Corporation (“UCC”) acted as a financial advisor to IPH in connection with the Joe Boxer and the Rampage brand acquisitions. On June 7, 2005, the Company entered an agreement with UCC to issue UCC a ten-year warrant ("Warrant") to purchase an aggregate of 1,000,000 shares of the Company's common stock ("Warrant Shares") at a price of $5.98 per share, subject to anti-dilution adjustments under certain conditions. Pursuant to the agreement, UCC will act, for a 36-month term, as the Company's exclusive advisor in connection with providing various advisory services relating to the Company's acquisitions. One third of the Warrant Shares vest upon consummation of each acquisition, for a total of three acquisitions. On July 22, 2005, 333,334 of the Warrants Shares vested, with a fair value of $788,000, upon consummation of the acquisition of Joe Boxer.

On September 19, 2005, the Company filed with the SEC a registration statement covering the resale of certain of the shares of common stock issued in connection with the acquisition of Joe Boxer and the resale of the Warrant Shares. The registration statement was declared effective by the SEC on October 12, 2005.

NOTE J   ACQUISITION OF RAMPAGE

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

Total purchase price was determined as follows (in thousands):
Cash paid for acquisition	$ 26,159
Fair value of 2,171,336 restricted shares
of common stock at $9.28 per share	20,150
Value of warrants issued as a
cost of the acquisition	1,653
Other estimated costs of acquisition	150
Total cost of acquisition	$ 48,112

The purchase price was allocated to the estimated fair value of the assets acquired as follows (in thousands):

Rampage licensing contract	$ 550
Rampage domain name	230
Rampage non-compete agreement	600
Rampage trademark	41,070
Goodwill	5,662
Total allocated purchase price	$ 48,112

The licensing contracts are to be amortized on a straight-line basis over the remaining contractual period of approximately 3 years, the Rampage domain name is to be amortized on a straight-line basis over 5 years, and the value of the non-compete agreement is to be amortized on a straight-line basis over 2 years. The goodwill of approximately $5 million is subject to a test for impairment on an annual basis. A net adjustment of $669,000 resulted from the finalization of the purchase price allocations was made in prior year to increase the amounts assigned to goodwill previously.

The Company obtained $25.8 million in cash to pay a portion of the purchase price of the Rampage assets through the debt issuance by IPH of a $103 million Asset-Backed Note. Approximately $63 million of the proceeds of the Asset-Backed Notes were used to refinance the previously issued Asset-Backed Note described in Note I, $25.8 million was paid to the sellers, approximately $774,000 was used to pay costs associated with the debt issuance, $1.4 million was deposited in a reserve account as required by the holder of the Asset-Backed Note, and $12 million was deposited in an escrow account for the benefit of the holders of the Asset-Backed Notes, to be used by IPH only for the purchase of additional intellectual property assets from the Company. The purchase did not occur prior to November 15, 2005 so IPH redeemed $12 million principal amount of the Asset-Backed Notes in November 2005 with no penalty. Costs associated with the debt issuance have been deferred and are being amortized over the 7-year life of the Asset-Backed Notes.

In accordance with the agreement with UCC (See Note I), an additional 333,333 of the Warrants Shares vested on September 16, 2005 with a fair value of $1.7 million upon consummation of the Rampage acquisition, for which UCC acted as a financial advisor to IPH

On October 17, 2005, the Company filed with the SEC a registration statement covering the resale of the shares of common stock issued in connection with the acquisition of Rampage. The registration statement was declared effective by the SEC on October 27, 2005

NOTE K   RECENT ACCOUNTING STANDARDS

In March 2006, FASB issued SFAS 156, “Accounting for Servicing of Financial Assets”, which amends SFAS Statement No.140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify efforts to obtain hedge-like (offset) accounting. SFAS 156 will be adopted January 1, 2007, as required by the statement. The requirements of SFAS 156 are not expected to have an effect on the Company's consolidated financial statements.

In February 2006, FASB Issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140”. SAFS 155 amends SFAS 133, “Accounting for Derivatives and Hedging Activities”, and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and allows an entity to remeasure at fair value a hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation from the host, if the holder irrevocably elects to account for the whole instrument on a fair value basis. Subsequent changes in the fair value of the instrument would be recognized in earnings. SFAS 155 will be adopted January 1, 2007, as required by the statement. The requirements of SFAS 155 are not expected to have an effect on the Company's consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Monetary Assets,” which addresses the measurement of exchanges of nonmonetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, with earlier application permitted. The adoption of SFAS No. 153 on January 1, 2006 had no impact on the Company’s results of operations or its future financial position or results of operations.

NOTE L   SUBSEQUENT EVENTS

Acquisition of Mudd:

On April 11, 2006 (the “Closing Date”) the Company completed its acquisition of substantially all of the assets of Mudd (USA) LLC (the “Seller”) related to the Seller’s business of marketing, licensing and managing the Seller’s MUDD brand, trademarks, intellectual property and related names worldwide, excluding China, Hong Kong, Macau and Taiwan (the “Assets”). As previously reported on a Form 8-K filed with the Securities and Exchange Commission on April 6, 2006 and on a Form 8-K filed with the SEC on April 17, 2006, the Company entered into the related Asset Purchase Agreement (the “Purchase Agreement”) with the Seller on March 31, 2006 for the purchase of the Assets.

The Company paid the following consideration for the assets: (i) $45 million in cash, which was funded from a portion of the proceeds of the Asset-Backed Notes issued by IPH, and (ii) the issuance to the Seller of 3,269,231 restricted shares of the Company’s common stock, $0.001 par value per share (the “Shares”). The Shares were issued without registration under the Securities Act of 1933, as amended (the “Act”), in reliance upon the exemptions from registration provided under 4(2) of the Act. The issuance of the Shares did not involve any public offering and the certificates representing the Shares were issued with restricted securities legends. Under the purchase method of accounting, tangible and identifiable intangible assets acquired and liabilities assumed will be recorded at their estimated fair values. The allocations of purchase price have not been finalized. The Company agreed to file a registration statement to allow the Seller to publicly sell the Shares and the Seller agreed to certain contractual restrictions on the sale of the Shares by it.

On the Closing Date, IPH entered into a license agreement (the “License Agreement”) with the Seller in which it granted the Seller the exclusive right to use the Mudd trademark in connection with the design, manufacture, sale and distribution of women’s and children’s jeans wear and related products in the United States. The Seller has guaranteed for two years minimum licensing revenues from the Assets and royalties under the License Agreement. The guarantee and certain obligations to the Company under the Purchase Agreement are secured by the pledge by the Seller of a portion of the cash consideration and Shares.

The financing for the purchase of the Assets by IPH from the Company was accomplished through the issuance on April 11, 2006 by IPH of Asset-Backed Notes that raised $49 million in new financing at a variable interest rate of LIBOR + 4% in the first year of the 5-year term and a fixed interest rate of applicable treasury rate + 4.5% for the remaining 4 years, secured by the Assets, as well as by other intellectual property assets owned by IPH. The applicable treasury rate is the rate charged for a United States treasury security maturing on a date closest to the expected average life of this portion of the Asset-Backed Note. There are no principal payments with respect to $49 million in new financing in the first year. As a result of this new financing, the principal amount of the outstanding Asset-Backed Notes is $136 million. UCC acted as a financial advisor to IPH in connection with the acquisition.

Execution of Merger Agreement with Mossimo and Agreement with Cherokee:

On April 3, 2006, the Company announced that it had entered into a definitive agreement (“Merger Agreement”) to acquire Mossimo, Inc. (“Mossimo”), a public company in the business of licensing the MOSSIMO brand. Subject to the terms of the Merger Agreement, the Company will acquire all of the outstanding shares of Mossimo through a merger (the “Merger”) in consideration for cash and common stock of the Company worth $7.50 per Mossimo share, totaling approximately 15.9 million Mossimo shares as of March 31, 2006, provided, however that if the Company’s common stock does not close at or above $18.71 during a specified period following the Merger, the Company will issue additional shares of the Company’s common stock such that the total value of the cash and common stock of the Company issued to the Mossimo shareholders in connection with the Merger will be worth $8.50 per Mossimo share.

On April 27, 2006, the Company entered into a termination and settlement agreement with Cherokee Inc. (“Cherokee”) providing for the termination of the finders agreement between Cherokee and Mossimo dated March 27, 2000 (“Mossimo Finders Agreement”) in exchange for the Company’s agreement to pay Cherokee $33 million in cash payable upon the Company closing on the Merger Agreement to acquire Mossimo. As part of the termination agreement, Cherokee agreed to withdraw its previously announced offer to acquire all the outstanding shares of Mossimo. The Mossimo Finders Agreement provides for Cherokee to receive 15% of all earned royalties received from Mossimo's license with Target Stores in perpetuity in exchange for finding and brokering the license agreement.

Item 2.  Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995. The statements that are not historical facts contained in this report are forward looking statements that involve a number of known and unknown risks, uncertainties and other factors, all of which are difficult or impossible to predict and many of which are beyond the control of the Company, which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. These risks are detailed in the Company's Form 10-K for the fiscal year ended December 31, 2005 and other SEC filings. The words "believe", "anticipate," "expect", "confident", "project", provide "guidance" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date the statement was made.

Executive Summary. The Company is in the business of owning, licensing and marketing a growing and diversified portfolio of consumer brands that are sold across every major segment of retail distribution from the luxury market to the mass market. During the Current Quarter, the Company owned five brands, CANDIE'S®, BONGO®, BADGLEY MISCHKA®, JOE BOXER® and RAMPAGE®, and on April 11, 2006 acquired a sixth brand, MUDD®. The Company licenses its brands to retailers and wholesalers worldwide for use in connection with a broad variety of consumer products including apparel, footwear, accessories, fragrance and beauty products and home accessories. The Company’s business model is designed to allow the Company to focus on its core competency of marketing and managing brands without the risk, complexity and investment inherent under the traditional operating model. The Company has long term contracts with minimum guaranteed sales, and therefore has greater revenue predictability than traditional operating businesses.

The Company's growth strategy is focused on increasing licensing revenue from its existing portfolio of brands, continuing to acquire new brands that further diversify the Company’s portfolio and licensing its brands to a growing network of retailers and wholesalers internationally.

Results of Operations

For the three months ended March 31, 2006

Revenue.. The first quarter of 2006 was the first time that the Company had comparable year over year results under its new brand management business model. Revenue for the Current Quarter increased to $13.3 million, from $4.3 million in the Prior Year Quarter. This revenue growth was balanced between expansion of brands we owned in the prior year quarter, notably the Company’s Candie’s brand, whose license with Kohl’s Department Stores continues to rollout, and new revenue associated with the two acquisitions completed in the third quarter of last year, Joe Boxer and Rampage. .

Operating Expenses. Selling, general and administrative (“SG&A”) expenses totaled $4.8 million in the Current Quarter compared to $2.7 million in the Prior Year Quarter, an increase of $2.1 million. The increase in SG&A expense was primarily related to increased advertising obligations connected to the growth in licensing revenue as well as new executives that joined the Company in the Joe Boxer and Rampage transactions.. Included in the Current Quarter’s SG&A was $132,000 amortization of deferred financing cost, compared to $104,000 in the Prior Year Quarter. Included in the Prior Year Quarter’s SG&A expense was $37,500 for Unzipped’s net loss which was related to the Company’s transition of the Bongo jeanswear business into a licensing business. For the Current Quarter and Prior Year Quarter, the Company’s special charges included $556,000 and $379,000 respectively, incurred by the Company relating to litigation involving Unzipped.

Operating Income for the Current Quarter increased to $7.9 million, or approximately 60% of total revenue compared to $1.2 million or 29% of total revenue in the Prior Year Quarter.
.
Net Interest Expense. Net Interest expense increased by approximately $1.4 million in the Current Quarter to $1.8 million, compared to $445,000 in the Prior Year Quarter. This increase was due primarily to an increase in the Company’s debt through financing arrangements in connection with the acquisitions of Joe Boxer and Rampage. See Notes I and J of Notes to Condensed Consolidated Financial Statements. . In addition, $37,000 in interest expense was included in the Current Quarter from the Sweet Note as compared to $38,000 in the Prior Year Quarter. A total of $161,000 in interest income for the Current Quarter partially offset the increase in interest expense, compared to $14,000 offset in the Prior Year Quarter.

Provision (Benefit) for Income Taxes. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, (“SFAS 109”) “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, management reviews both positive and negative evidence pursuant to the requirements of SFAS No. 109, including current and historical results of operations, the annual limitation on utilization of net operating loss carry forwards pursuant to Internal Revenue Code section 382, future income projections and the overall prospects of the Company’s business. Based upon management’s assessment of information which became available in the Current Quarter management concluded that it is more likely than not that a portion of previously unrecognized deferred income tax benefits will be realized. Accordingly, the Company reduced a portion of the related valuation allowance which resulted in a $1.3 million net tax benefit for the Current Quarter. Based on current estimates of pre-tax income for the year ended December 31, 2006, management expects to record a net income tax expense for that period. See Note E of Notes to Condensed Consolidated Financial Statements.

Net income. The Company recorded net income of $7.4 million in the Current Quarter, compared to net income of $787,000 in the Prior Year Quarter, as a result of the factors discussed above.

Liquidity and Capital Resources

Liquidity

The Company’s primary sources of liquidity are from cash flows from operations. As of March 31, 2006 and December 31, 2005 the Company’s cash and cash equivalents totaled $7.8 million and $11.7 million, including $538,000 and $4.1 million restricted cash, respectively. The decrease resulted from the timing of receipt of certain royalty payments at the year end of 2005.

The Company’s cash requirements to support working capital needs, including operating expenses, interest payments and its minimal capital expenditures, are from its existing cash and cash provided from its operations. Based on the company’s current internal estimates, the Company believes that the existing cash and cash provided from future operations will be adequate to meet its cash requirements over the next twelve months.

Changes in Working Capital

At March 31, 2006 and December 31, 2005 the working capital ratio (current assets to current liabilities) was 0.62 to 1 and 0.84 to 1 respectively. The main driver of the decrease is that as of March 31, 2006, the Company reclassified $15 million in debt from long-term to current liabilities on its balance sheet as the Company had not entered into or renewed certain licensing arrangements with respect to the Joe Boxer brand. Subject to terms in the Asset-Backed Notes, if by April 1, 2006, the Company has not entered into or renewed certain licensing agreement(s) with respect to the Joe Boxer brand that guarantee certain thresholds, the Company would be required to make additional quarterly principal payments of $3.75 million in the next 7 quarters, without penalty. If the Company subsequently enters into or renews such licensing arrangements, above certain royalty thresholds, the requirement to pay the additional quarterly payments will cease and the Company will adjust the related debt reclassification on its balance sheet appropriately. See Note C of Notes to Condensed Consolidated Financial Statements. The Company believes that cash from future operations as well as currently available cash will be sufficient to satisfy its anticipated working capital requirements for the foreseeable future.

Operating Activities

Net cash used in operating activities totaled $715,000 in the Current Quarter, as compared to $2.5 million of net cash provided in the Prior Year Quarter. The difference was primarily due to $3.7 million decrease in deferred revenues in the Current Quarter, which primarily resulted from the timing of receipt of certain royalty payments at the year end of 2005. The Company continues to rely upon cash generated from licensing and commission operations to finance its operations. Further. The Company believes that such cash from operations will be sufficient to satisfy its anticipated working capital requirements for the foreseeable future.

Investing Activities

Net cash used for investing activities in the Current Quarter totaled $866,000, as compared to $71,000 in the Prior Year Quarter. Capital expenditures in the Current Quarter were $476,000, compared to no capital expenditures in the first quarter of 2005. Capital expenditures in the first quarter of 2006 were primarily attributable to the acquisition of office equipment and the performance of leasehold improvements relating to the Company’s relocation of its headquarters and the construction of new showrooms in New York City. The Company also spent $223,000 in connection with the registration and maintenance of its trademarks, compared to $71,000 in the Prior Year Quarter. In the Current Quarter, the Company spent $167,000 in purchasing equity securities of other public entities.

Financing Activities

Net cash provided in financing activities was $1.2 million in the Current Quarter, compared with $2.2 million net cash used in the Prior Year Quarter, which decrease primarily resulted from a reduction of $3.6 million in its current restricted cash. Approximately $2.2 million was used for principal payments related to Asset-Backed Notes, compared to $712,000 in the Prior Year Quarter. The Company also paid $2 million for a loan from TKO Apparel, its then related party in the Prior Year Quarter.

Asset-Backed Notes

In August 2002, IPH issued in a private placement $20 million of Asset-Backed Notes secured by intellectual property assets (trade names, trademarks, license agreements and payments and proceeds with respect thereto) of IPH. The Asset-Backed Notes had a 7-year term with a fixed interest rate of 7.93% with quarterly principal and interest payments of approximately $859,000. (See Note G of Notes to Condensed Consolidated Financial Statements.). After funding a liquidity reserve account in the amount of $2.9 million, the net proceeds of the Asset-Backed Notes ($16.2 million) were used by the Company to reduce amounts due by the Company under its then-existing revolving credit facilities. In April 2004, IPH issued an additional $3.6 million in subordinated Asset-Backed Notes secured by its intellectual property assets. The additional borrowing had a maturity date of August 2009, with a floating interest rate of LIBOR + 4.45% and quarterly principal and interest payments and $500,000 of interest prepaid at closing. The net proceeds of $2.9 million were used by the Company for general working capital purposes. As of July 22, 2005, the total principal on these notes was approximately $17.5 million, which were refinanced with a new Asset-Backed Note issued in connection with the Joe Boxer acquisition described below.

In the fiscal quarter ended September 30, 2005, the Company acquired the Joe Boxer brand from Joe Boxer Company, LLC and its affiliates, and the Rampage brand from Rampage Licensing, LLC. See Notes I and J of Notes to Condensed Consolidated Financial Statements. The financing for the acquisitions was accomplished through two private placements by IPH of additional Asset-Backed Notes, secured by the intellectual property assets owned by IPH. The combined proceeds of Asset-Backed Notes, totaled $103 million, were used as follows: approximately $17.5 million was used to refinance previously issued Asset-Backed Notes, $40.0 million was paid to the sellers of Joe Boxer, approximately $25.8 million was paid to the sellers of Rampage, $1.7 million was placed in a reserve account as required by the holder of the Asset-Backed Notes, approximately $1.8 million was used to pay costs associated with the debt issuance, approximately $200,000 was paid to legal professionals associated with the acquisitions, approximately $4.0 million was available to the Company for working capital purposes, and $12 million was deposited in an escrow account for the benefit of the holder of the Asset-Backed Notes, to be used by IPH solely for the purchase of certain intellectual property assets. IPH redeemed $12 million of the Asset-Backed Notes without penalty as such purchase did not occur prior to November 15, 2005. Costs associated with the debt issuances of approximately $1.8 million have been deferred and are being amortized using the interest method over the 7 year life of the Asset-Backed Notes.

Subject to terms in the Asset-Backed Notes, if by April 1, 2006, the Company had not entered into or renewed certain licensing agreement(s) with respect to the Joe Boxer brand that guarantee certain royalty thresholds, the Company would be required to make additional quarterly principal payments of $3.75 million in the next 7 quarters, without penalty. As of April 1, 2006, the Company had not entered into or renewed such licensing arrangements with respect to the Joe Boxer brand, accordingly, the Company reclassified $15 million from long-term debt to current on its balance sheet. If the Company subsequently enters into or renews such licensing arrangements, the requirement to pay the additional quarterly payments will cease and the Company will adjust the related debt reclassification on its balance sheet appropriately.

Cash on hand in the bank account of IPH is restricted at any point in time up to the amount of the next debt payment required under the Asset Backed Notes. Accordingly, $538,000 and $4.1 million as of March 31, 2006 and December 31, 2005, respectively, have been disclosed as restricted cash within the Company’s current assets. Further, a reserve account required by the holder of the Asset-Backed Notes has been established and the funds on deposit in such account will be applied to the last debt payment. Accordingly, $5.4 million and $5.0 million as of March 31, 2006 and December 31, 2005, respectively, have been disclosed as restricted cash within the Company’s other assets.

Interest rates and terms on the Asset-Backed Notes are as follows: $63 million principal amount of the Asset-Backed Notes bears interest at a fixed interest rate of 8.45% with a 7 year term, and $28 million principal amount of the Asset-Backed Notes bears interest at a fixed rate of 8.10% with a 7 year term, and $12 million principal amount of the Asset-Backed Notes bore interest at a floating interest rate of LIBOR + 0.7%. IPH redeemed $12 million of the Asset-Backed Note in November 2005 without penalty. Neither the Company nor any of its subsidiaries (other than IPH) is obligated to make any payment with respect to the Asset-Backed Notes, and the assets of the Company and its subsidiaries (other than IPH) are not available to IPH’s creditors. The assets of IPH are not available to the creditors of the Company or its subsidiaries (other than IPH).

As of April 11, 2006, in connection to the acquisition of Mudd Assets, the Asset-Backed Notes have been amended through an issuance by IPH of Asset-Backed Notes that raised $49 million in new financing at a variable interest rate of LIBOR + 4% in the first year of the 5-year term and a fixed interest rate of applicable treasury rate + 4.5% for the remaining 4 years, secured by the Assets, as well as by other intellectual property assets owned by IPH. The applicable treasury rate is the rate charged for a United States treasury security maturing on a date closest to the expected average life of this portion of the Asset-Backed Note. There are no principal payments with respect to $49 million in new financing in the first year. As a result of this new financing, the principal amount of the outstanding Asset-Backed Notes is $136 million. UCC acted as a financial advisor to IPH in connection with the acquisition. See Note L of Notes to Condensed Consolidated Financial Statements.

Matters Pertaining to Unzipped.

See Notes F and G of Notes to Condensed Consolidated Financial Statements.

For the Current Quarter, Unzipped had no operations, as compared to a net loss (as defined for the purpose of determining if the Guarantee had been met) of $296,000 in the Prior Year Quarter. Consequently for the Current Quarter there was no Shortfall Payment, as compared to a Shortfall Payment of $438,000 in the Prior Year Quarter. The adjusted Shortfall Payment had been recorded in the Condensed Consolidated Income Statements as a reduction of Unzipped’s cost of sales (since the majority of Unzipped’s operations were with entities under common ownership with Sweet, including all of the purchases of inventory) and on the balance sheet as a reduction of the Sweet Note based upon the right to offset in the Management Agreement. After adjusting for the Shortfall Payment in Prior Year Quarter, Unzipped reported a net loss of $37,500 on sales of $448,000. Due to the immaterial nature of the related amounts, the net loss of $37,500 from Unzipped was included in the SG&A in the Company’s Condensed Consolidated Income Statements for the Prior Year Quarter.

Other Matters

Summary of Significant Accounting Policies.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and items have been eliminated in consolidation. The Company acquired the Joe Boxer brand on July 22, 2005 and the Rampage brand on September 16, 2005. All acquisitions have been accounted for using purchase price accounting. The purchase method of accounting requires that the total purchase price of an acquisition be allocated to the assets acquired and liabilities assumedbased on their fair values on the date of the business acquisition. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. See Notes I and J of Notes to Condensed Consolidated Financial Statements.

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company reviews all significant estimates affecting the financial statements on a recurring basis and records the effect of any adjustments when necessary.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets,” which changes the accounting for goodwill and other intangible assets without determinable lives from an amortization method to an impairment-only approach. The Candie’s and Bongo trademarks had previously been amortized on a straight-line basis over their estimated useful lives of approximately 20 years. Effective July 1, 2005 the Company had a change in estimate of the useful lives of both the Candie’s and Bongo trademarks to indefinite life. The impact of this change in estimate for the Current Quarter was a reduction in amortization expense relating to the Candie’s and Bongo trademarks totaling $295,000. As of March 31, 2006, the net book value of the Candie’s and Bongo trademarks totaled $14.3 million. Impairment losses are recognized for long-lived assets, including certain intangibles, used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are not sufficient to recover the assets' carrying amount. Impairment losses are measured by comparing the fair value of the assets to their carrying amount.

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

Effective January 1, 2006, the Company adopted Statement No. 123(R), “Accounting for Share-Based Payment” (“SFAS 123(R)”), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Under SFAS 123(R), using the modified prospective method, compensation expense is recognized for all share-based payments granted prior to, but not yet vested as of, January 1, 2006. In December 2005, the Company’s Board of Directors approved the accelerated vesting of all employee service-based stock options previously granted under the Company’s various non-qualified stock option plans, which would have been unvested as of December 31, 2005. As a result, all options granted as of December 31, 2005, except certain options based on performance became exercisable immediately. The number of shares, exercise prices and other terms of the options subject to the acceleration remain unchanged. The acceleration of such option vesting resulted in an additional $446,000 of compensation expense reflected in pro forma net income for the prior year, an amount that would have otherwise been recorded as compensation expense in the years ending December 31, 2006 and 2007, but had no impact on compensation recognition in 2005 as the options would have been unexpired. Prior to the adoption of SFAS 123(R), the Company accounted for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Accordingly, the compensation cost for stock options had been measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount the employee must pay to acquire the stock. In accordance with the modified prospective transition method, the consolidated financial statements have not been restated to reflect the impact of SFAS 123(R). The impact on the Company's financial condition and results of operations of adopting FAS No. 123(R) will depend on the number and terms of stock options granted in future years under the modified prospective method, the amount of which can not currently be estimated by management.

On July 1, 2005, the Company changed its corporate name to Iconix Brand Group, Inc. and its NASDAQ symbol to ICON.

Seasonal and Quarterly Fluctuations.

The Company's results may fluctuate quarter to quarter as a result of its licensees' sales and business generally, which can be impacted by holidays, weather, the timing of product shipments, market acceptance of the applicable branded product, the mix, pricing and presentation of the product and general economic conditions beyond the Company’s control. Accordingly, the results of operations in any quarter will not necessarily be indicative of the results that may be achieved for a full fiscal year or any future quarter.

Other Factors

The Company continues to seek to expand and diversify the types of licensed products being produced under its various brands, as well as diversify the distribution channels within which licensed products are sold, in an effort to reduce dependence on any particular retailer, consumer or market sector. The success of the Company, however, will still largely remain dependent on its ability to contract with and retain key licensees, its licensee’s ability to predict accurately upcoming fashion trends among its customer base, to build and maintain brand awareness and to fulfill the product requirements of the retail channel within a global marketplace. Unanticipated changes in consumer fashion preferences, slowdowns in the United States economy, changes in the prices of supplies, gasoline, consolidation of retail establishments, among other factors noted herein and the Company’s other filing with the SEC, could adversely affect the Company's licensees’ from meeting and/or exceeding their contractual commitments to the Company and thereby adversely impact the Company’s future operating results.

Effects of Inflation. The Company does not believe that the relatively moderate rates of inflation experienced over the past few years in the United States, where it primarily competes, have had a significant effect on its revenues or profitability.

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the information set forth in Item 7A of the Company’s Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 4.  Controls and Procedures

The Company maintains “disclosure controls and procedures, “ as such term is defined under Rule 13a-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”), that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, the Company’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and the Company’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company has carried out an evaluation, as of the end of period covered by this report, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon the management’s evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in ensuring that material information relating to the Company that is required to be disclosed in the Company’s Exchange Act reports is made known to the Chief Executive Officer and Chief Financial Officer by others within the Company in a timely manner.

There have been no significant changes in the Company’s internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. Other Information

Item 1.  Legal Proceedings

See Note F of Notes to Condensed Consolidated Financial Statements.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In addition to the sales of unregistered securities previously reported on Form 8-K, during the quarter ended March 31, 2006, the Company issued 798 shares of its Common Stock to an option holder in connection with an exercise of options in a private transaction that was exempt from registration under Section 3(a)(9) of the Securities Act of 1933, as amended.

Item 6.  Exhibits

2.1 Merger Agreement dated as of March 31, 2006 by and among the Company, Moss Acquisition Corp., Mossimo, Inc, and Mossimo Giannuli Company (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K for the event dated March 31, 2006 (SEC accession No. 0000950117-06-001668))

2.2 Asset Purchase Agreement dated as of March 31, 2006 between the Company and Mudd (USA), LLC. (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K for the event dated March 31, 2006 (SEC Accession No. 0000950117-06-001669)

31.1 Certification of Chief Executive Officer Pursuant To Rule 13a-14 or 15d-14 of The Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002.

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

Iconix Brand Group, Inc.
(Registrant)

Date:	10-May-05	/s/ Neil Cole
Neil Cole
Chairman of the Board, President
And Chief Executive Officer
(on Behalf of the Registrant)

Date:	10-May-05	/s/ Warren Clamen
Warren Clamen
Chief Financial Officer