Form 10-Q
period 2006-06-30
ICONIX BRAND GROUP, INC.
filed 2006-08-10
CIK 857737

United States
Securities and Exchange Commission
Washington, D.C. 20549

____________________________________

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2006

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

Common Stock, $.001 Par Value - 39,184,715 shares as of July 27, 2006.

INDEX

FORM 10-Q

Iconix Brand Group, Inc. and Subsidiaries

Part I.  Financial Information

Item 1. FINANCIAL STATEMENTS

Iconix Brand Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except par value)

	June 30,	December 31,
	2006	2005
Assets	(Unaudited)
Current Assets:
Cash and cash equivalents (including restricted cash of $9,003 in 2006 and $4,094 in 2005)	$13,592	$11,687
Marketable securities	911	553
Accounts receivable, net of reserve of $885 in 2006 and $260 in 2005	8,246	3,532
Due from affiliate	219	193
Deferred income taxes	6,978	3,716
Prepaid advertising and other	2,851	2,664
Total Current Assets	32,797	22,345
Property and equipment:
Furniture, fixtures and equipment at cost	2,585	2,027
Less: Accumulated depreciation and amortization	(1,276)	(1,175)
	1,309	852
Other Assets:
Restricted cash	8,546	4,982
Goodwill	42,528	32,835
Other intangibles, net	229,758	139,281
Deferred financing costs, net	3,759	3,597
Deferred income taxes	15,302	11,978
Other	1,142	1,374
	301,035	194,047
Total Assets	$ 335,141	$ 217,244
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$3,890	$3,360
Promissory note payable	750	-
Accounts payable, subject to litigation	4,886	4,886
Deferred revenue	2,645	4,782
Current portion of long-term debt	32,469	13,705
Total current liabilities	44,640	26,733

Deferred income taxes	6,640	4,201
Long-term debt, less current maturities	111,238	85,414

Contingencies and commitments	-	-

Stockholders' Equity:
Common stock, $.001 par value - shares authorized 75,000;
shares issued 39,059 and 35,540 respectively	39	36
Additional paid-in capital	192,698	136,842
Accumulated other comprehensive income	166	-
Retained deficit	(19,613)	(35,315)
Treasury stock - 198 shares at cost	(667)	(667)
Total stockholders’ equity	172,623	100,896
Total Liabilities and Stockholders' Equity	$ 335,141	$ 217,244

See Notes to Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Condensed Consolidated Income Statements - (Unaudited)
(in thousands, except earnings per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Licensing and commission revenue	$ 18,409	$ 4,287	$ 31,678	$ 8,587

Selling, general and administrative expenses (net of
recovery in 2005 pursuant to an agreement. See Note H)	6,817	2,734	11,501	5,308
Special charges	712	328	1,268	707

Operating income	10,880	1,225	18,909	2,572

Other expenses:
Interest expense	3,073	525	5,178	1,089
Interest income	(191)	(21)	(352)	(35)
Interest expense - net	2,882	504	4,826	1,054

Income before income taxes	7,998	721	14,083	1,518

Income taxes (benefits)	(347)	(1,790)	(1,619)	(1,780)

Net income	$ 8,345	$ 2,511	$ 15,702	$ 3,298

Earnings per share:
Basic	$ 0.22	$ 0.09	$ 0.42	$ 0.12

Diluted	$ 0.19	$ 0.08	$ 0.37	$ 0.11

Weighted average number of common shares outstanding:
Basic	38,680	28,602	37,208	28,516

Diluted	44,712	30,247	42,872	30,115

See Notes to Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

Six Months Ended June 30, 2006
(in thousands)

			Additional			Accumulated
	Common Stock		Paid - in	Retained	Treasury	Other Compre-
	Shares	Amount	Capital	Deficit	Stock	hensive Income	Total
Balance at January 1, 2006	35,540	$ 36	$ 136,842	$ (35,315)	$ (667)	$ -	$ 100,896
Issuance of common stock related to acquisition of Mudd ®	3,269	3	47,859	-	-	-	47,862
Warrants granted to non-employees related to acquisition	-	-	4,596	-	-	-	4,596
Exercise of stock options	250	-	931	-	-	-	931
Option compensation expense recognized	-	-	90	-	-	-	90
Release of valuation allowance from Net Operating Loss (“NOL”) related to options exercised previously	-	-	2,380	-	-	-	2,380
Unrealized gain on marketable securities (net of tax)	-	-	-	-	-	166	166
Net income	-	-	-	15,702	-	-	15,702
Balance at June 30, 2006	39,059	$ 39	$ 192,698	$ (19,613)	$ (667)	$166	$ 172,623

See Notes to Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(Unaudited)

(000’s omitted)	Six Months Ended June 30,
	2006	2005

Net cash provided by operating activities	$7,806	$ 2,119
Cash flows used in investing activities:
Purchases of fixed assets	(558)	(26)
Purchase of marketable securities	(78)	-
Acquisition of Mudd	(45,785)	-
Purchase of trademarks	(829)	(218)
Net cash used in investing activities	(47,250)	(244)
Cash flows (used in) provided by financing activities:
Proceeds from long-term debt	49,000	-
Repayment of loans from related parties	-	(2,000)
Proceeds from exercise of stock options and warrants	931	749
Payment of long-term debt	(4,528)	(1,430)
Deferred financing costs	(490)	-
Restricted cash - Current	(4,909)	444
Restricted cash - Non Current	(3,564)	-
Net cash provided by (used in) financing activities	36,440	(2,237)
Net (decrease) increase in cash and cash equivalents	(3,004)	(362)
Cash and cash equivalents, beginning of period	7,593	798
Cash and cash equivalents, end of period	$ 4,589	$ 436
Balance of restricted cash - Current	9,003	79
Total cash and cash equivalents including current restricted cash, end of period	$13,592	$515

Supplemental disclosure of cash flow information:
	Six Months Ended June 30,
	2006	2005

Cash paid during the year:
Interest	$4,157	$775

Supplemental disclosures of non-cash investing and financing activities:

	Six Months Ended June 30,
	2006	2005

Acquisitions:
Common stock issued	$47,862	$ -
Warrants issued - acquisition cost	$4,596	$ -

Issuance of promissory note:
Issuance of promissory note	$750	$-

See Notes to Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2006

NOTE A   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months (“Current Quarter”) and the six months (“Current Six Months”) ended June 30, 2006 are not necessarily indicative of the results that may be expected for a full fiscal year.

Beginning in January 2005, the Company changed its business practices with respect to Bright Star Footwear, Inc (“Bright Star”), a subsidiary of the Company, which resulted in Bright Star acting only as an agent of the Company. Accordingly, after January 1, 2005 Bright Star net commissions are recognized as revenue rather than gross product sales which were recognized prior to that date.

The Candie’s and Bongo trademarks had previously been amortized on a straight-line basis over their estimated useful lives of approximately 20 years. Effective July 1, 2005, the Company changed for accounting purposes, the estimated useful lives of the Candie’s and Bongo trademarks to be an indefinite life. Accordingly, the recorded value of these trademarks are no longer amortized, but instead will be tested for impairment on an annual basis. Amortization expenses recorded for Candies and Bongo trademarks in the quarter (“Prior Year Quarter”) and the six months (“Prior Year Six-Months”) ended June 30, 2005, prior to this change in estimate, were $296,000 and $593,000, respectively.

Impairment losses are recognized for long-lived assets, including certain intangibles, used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are not sufficient to recover the assets' carrying amount. Impairment losses are measured by comparing the fair value of the assets to their carrying amount.

Effective July 1, 2005, the Company changed its corporate name to Iconix Brand Group, Inc. and its NASDAQ symbol to ICON.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

NOTE B - MARKETABLE SECURITIES

Marketable securities consist of the common stock of Mossimo Inc. (“Mossimo”), acquired by the Company. These equity shares will be cancelled upon the closing of the proposed merger with Mossimo as previously announced by the Company. See Note O. These securities, which are classified as available-for-sale, are carried at fair value, with unrealized gains and losses, net of any tax effect, reported in stockholders' equity as accumulated other comprehensive income. The values of these securities may fluctuate as a result of changes in market price of Mossimo’s stock.

NOTE C   STOCK OPTIONS/WARRANTS

Under the Company's various stock options plans, options to purchase common stock of the Company may be granted to any person, including, but not limited to, employees, directors, independent agents, consultants, attorneys and advisors of the Company by the Board of Directors or by the Company's Governance Committee. The term of options/warrants range from five to ten years with a vesting period up to five years. The exercise price for options/warrants is the trading price of the common shares of the Company on the NASDAQ Global Market on the day of the grant.

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

In December 2005, the Company’s Board of Directors approved the accelerated vesting of all employee service-based stock options previously granted under the Company’s various non-qualified stock option plans, which would have been unvested as of December 31, 2005. As a result, all options granted as of December 31, 2005, except certain options based on performance became exercisable immediately. The number of shares, exercise prices and other terms of the options subject to the acceleration remain unchanged. The acceleration of such option vesting resulted in an additional $446,000 of compensation expense reflected in pro-forma net income for the prior year, an amount that would have otherwise been recorded as compensation expense in the years ending December 31, 2006 and 2007, but had no impact on compensation recognition in 2005 as the options would have been otherwise vested.

As of June 30, 2006, 8.8 million stock options/warrants were outstanding. The following table includes summary information for stock options/warrants for employees and non-employee directors and consultants for the six months ended June 30, 2006:

			Weighted-Average	Aggregate Intrinsic
	Shares		Exercise Price	Value

Outstanding at December 31, 2005	9,573,292		$ 5.09
Granted	698,333	*	10.45
Canceled	(1,217,750)		8.71
Exercised	(250,000)		3.75
Expired	-		-
Outstanding at June 30, 2006	8,803,875	**	$ 5.05	$99,416,861
Exercisable at June 30, 2006	8,286,207		$ 4.95	$97,135,772

* Includes 40,000 options granted to its employees at the market price, and the 658,333 warrants granted to non-employee consultants in connection with acquisitions. See Notes K and O.

** Includes 1,750,000 warrants outstanding at prices ranging from $5.98 to $15.93, and a weighted average exercise price of $8.19 per share, subject to adjustment in certain circumstances. Of these warrants, warrants to purchase 1,370,000 shares of common stock were immediately exercisable as of June 30, 2006. The warrants expire on dates ranging from August 26, 2012 to June 2, 2016.

The intrinsic value of options exercised during the six months ended June 30, 2006 was based on the closing prices of the Company’s common stock on the dates of exercise. The aggregate intrinsic value for options outstanding and exercisable at June 30, 2006 was based on the closing price of the Company’s common stock at June 30, 2006, which was $16.34.

Options/warrants outstanding and exercisable at June 30, 2006 were as follows:

	Options/Warrants Outstanding			Options/Warrants Exercisable
		Weighted Average	Weighted		Weighted
Range of	Number	Average	Average	Number	Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
$0.24-1.14	426,625	4.00	$1.07	426,625	$1.07
$1.15-1.50	370,500	4.38	$1.25	370,500	$1.25
$1.51-2.50	986,500	6.53	$1.99	986,500	$1.99
$2.51-3.50	2,419,750	4.19	$3.14	2,419,750	$3.14
$3.51-5.00	1,320,250	8.47	$4.62	1,218,582	$4.63
$5.01-10.19	3,280,250	9.04	$8.50	2,864,250	$7.73

	8,803,875	6.90	$5.05	8,286,207	$4.62

In the Current Quarter and Current Six Months, the Company recorded a $50,000 and $90,000 expense, with a estimated forfeiture rate of 3%, for options granted with a vesting term from the dates of grants through May 2010. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model. The key assumptions used in determining the fair value of the stock options awarded were: expected life ranging from 3-5 years, risk-free interest rate from 3.0-5.0%, expected volatility from 30-55%, and expected dividend yield of 0%. The Company considers the following factors when estimating the expected lives of options: vesting period of the award, expected volatility of the underlying stock, employees’ historical exercise behavior and external data. The risk-free interest rate reflects the interest rate on zero-coupon U.S. government bonds available at the time each option was granted having a remaining life approximately equal to the option’s expected life. When making assumptions on the expected volatilities, the Company considered the historical volatilities of the Company’s common stock, the volatilities of its peers’ stocks, as well as the judgment of the Company’s management. Based on these assumptions, the weighted-average fair value of each stock option granted was $2.63 for 2005 and $7.20 for the Current Quarter

Prior to the adoption of SFAS 123(R), the Company accounted for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Accordingly, the compensation cost for stock options had been measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount the employee must pay to acquire the stock. In accordance with the modified prospective transition method, the consolidated financial statements have not been restated to reflect the impact of SFAS 123(R). The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plans for the three months and six months ended June 30, 2005.

(in thousands except per share data)	Three months ended June 30, 2005	Six months ended June 30, 2005
Net income - as reported	$2,511	$3,298
Add: Stock-based employee compensation included in reported net income	-	-
Deduct: Stock-based employee compensation determined under the fair value based method	(734)	(2,440)
Pro forma net income	$1,777	$858

Basic earnings per share:
As reported	$0.09	$0.12
Pro forma	$0.06	$0.03

Diluted earnings per share:
As reported	$0.08	$0.11
Pro forma	$0.06	$0.03

NOTE D   FINANCING AGREEMENTS

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

In the fiscal quarter ended September 30, 2005, the Company, through IPH, acquired the Joe Boxer brand from Joe Boxer Company, LLC and its affiliates, and the Rampage brand from Rampage Licensing, LLC. See Notes I and J. The financing for the acquisitions was accomplished through two private placements by IPH of Asset-Backed Notes, secured by the intellectual property assets owned by IPH. The combined proceeds of the Asset-Backed Notes, totaling $103 million, were used as follows: approximately $17.5 million was used to refinance previously issued Asset-Backed Notes, $40.0 million was paid to the sellers of the Joe Boxer brand, approximately $25.8 million was paid to the sellers of the Rampage brand, $1.7 million was placed in a liquidity reserve account as required by the holder of the Asset-Backed Notes, approximately $1.8 million was used to pay costs associated with the debt issuance, approximately $200,000 was paid to legal professionals associated with the acquisitions, approximately $4.0 million was available to for working capital purposes, and $12 million was deposited in an escrow account for the benefit of the holder of the Asset-Backed Notes, to be used by IPH solely for the purchase of certain intellectual property assets. IPH redeemed $12 million of the Asset-Backed Notes without penalty as the purchase of these intellectual property assets did not occur. Costs associated with the debt issuances of approximately $1.8 million have been deferred and are being amortized using the interest method over the 7 year life of the Asset-Backed Notes.

In April 2006, the Company, through IPH, acquired certain assets of Mudd (USA) LLC (“Mudd (USA)”) related to the Mudd brand, including trademarks, intellectual property and related names worldwide, excluding China, Hong Kong, Macau and Taiwan. The financing for the acquisition was accomplished through the private placement on April 11, 2006 by IPH of approximately $136 million principal amount of Asset-Backed Notes. The issuance of the Asset-Backed Notes raised $49 million in new financing for IPH (before giving effect to the payment of expenses in connection with the issuance of the Asset-Backed Notes and required deposits to reserve funds), and approximately $87 million principal amount of the Asset-Backed Notes was exchanged for Asset Backed Notes previously issued by IPH. The Asset-Backed Notes are secured by the acquired assets, as well as by other intellectual property assets owned by IPH. The payment of the principal of and interest on the Asset-Backed Notes has been made from amounts received by IPH under license agreements with various licensees of the acquired assets and IPH’s other intellectual property assets.

The portion of the Asset-Backed Notes representing new financing were used as follows: $45.0 million was paid to the sellers of the Mudd brand, approximately $490,000 was used to pay costs associated with the financing, approximately $2.45 million was placed in a liquidity reserve account, approximately $785,000 was used to pay professional fees associated with the acquisition and approximately $275,000 of which was available for working capital purposes. The costs relating to the $49 million in new financing of approximately $490,000 have been deferred and are being amortized over the 5 year life of the financed debt.

Subject to terms of the Asset-Backed Notes, if by April 1, 2006, IPH had not entered into or renewed certain licensing agreement(s) with respect to the Joe Boxer brand that guarantees certain royalty thresholds, IPH is required to deposit, from revenues generated from the Joe Boxer brand, to a renewal reserve account $3.75 million for each quarter beginning in April 2006 and ending in December 2007. Such deposits shall continue to be made until IPH enters into or renews such licensing agreement(s) with respect to the Joe Boxer brand meeting the minimum royalty thresholds, at which time any funds on deposit in the renewal reserve account will be released to IPH. If IPH does not enter into or renew such licensing agreement(s) by January 1, 2007, any funds on deposit in the renewal reserve account will be applied as a reduction of the principal without penalty and all future payments that are deposited to the renewal reserve account will also be applied as a reduction of the principal without penalty. As of July 27, 2006, IPH had not entered into or renewed such licensing agreement(s); accordingly, IPH made one payment of $3.75 million to the renewal reserve account, which was included in current restricted cash, and classified $15 million principal amount of the Asset Backed Notes from long-term debt to current debt on its balance sheet. If IPH enters into or renews such licensing agreement(s) by January 1, 2007 IPH will adjust the related debt classification on its balance sheet accordingly.

Cash on hand in the bank account of IPH is restricted at any point in time up to the amount of the next debt principal and interest payment required under the Asset-Backed Notes. Accordingly, $9.0 million and $4.1 million as of June 30, 2006 and December 31, 2005, respectively, have been disclosed as restricted cash within the Company’s current assets. Further, in connection with IPH’s issuance of Asset Backed Notes, a reserve account has been established and the funds on deposit in such account will be applied to the last principal payment with respect to the Asset Backed Notes. Accordingly, $8.5 million and $5.0 million as of June 30, 2006 and December 31, 2005, respectively, have been disclosed as restricted cash within the Company’s other assets.

Interest rates and terms on the outstanding principal amount of the Asset-Backed Notes are as follows: $63 million principal amount bears interest at a fixed interest rate of 8.45% with a 7-year term, $28 million principal amount bears interest at a fixed rate of 8.12% with a 7- year term, and $49 million principal amount bears interest at a variable interest rate of LIBOR + 4% in the first year of the 5-year term and a fixed interest rate of applicable treasury rate + 4.5% for the remaining 4 years. There are no principal payments required with respect to $49 million in new financing in the first year.

Neither the Company nor any of its subsidiaries (other than IPH) is obligated to make any payment with respect to the Asset-Backed Notes, and the assets of the Company and its subsidiaries (other than IPH) are not available to IPH’s creditors. The assets of IPH are not available to the creditors of the Company or its subsidiaries (other than IPH).

The Kmart Note

In connection with the acquisition of Joe Boxer in July, 2005, the Company assumed a promissory note, dated August 13, 2001 in the amount of $10.8 million that originated with the execution of the exclusive license with Kmart Stores, Inc. by the former owners of Joe Boxer (the “Kmart Note”).   The Kmart Note provides for interest at 5.12% and is payable in three (3) equal annual installments, on a self-liquidating basis, on the last day of each year commencing on December 31, 2005 and continuing through December 31, 2007.  Payments due under the Kmart Note may be off-set against any royalties owed under the Kmart License.  As of June 30, 2006, the outstanding balance of the note was $7.4 million. The Kmart Note may be pre-paid without penalty.

The following is a summary of debt maturities for the periods indicated that existed as of June 30, 2006 (amounts in thousands):

Debt Maturities	Total	2006	2007 -2008	2009-2010	After 2010

Kmart Note	$7,377	$3,596	$3,781	$ -	$ -
Sweet Note (See Notes G and H)	3,054	-	-	-	3,054
Asset-backed Notes *	133,276	12,458	51,121	39,704	29,993
Total Debt Maturitis	$143,707	$16,054	$54,902	$39,704	$33,047

* Includes the additional quarter payment of $3.75 million deposited in the renewal reserve account beginning in April 2006 and ending December 2007. See “Assets Backed Notes” above.

NOTE E   EARNINGS PER SHARE

Basic earnings per share includes no dilution and is computed by dividing earnings attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options and warrants. As a result of the Company’s decision to accelerate the vesting of options granted as of December 31, 2005, all options except certain options based on performance became exercisable immediately and were included in the calculation of dilution. At June 30, 2006, 8.8 million options/warrants were outstanding.

The following is a reconciliation of the shares used in calculating basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Basic	38,680	28,602	37,208	28,516
Effect of assumed conversions of stock options and warrants	6,032	1,645	5,664	1,599
Diluted	44,712	30,247	42,872	30,115

NOTE F  INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, (“SFAS 109”) “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, management reviews both positive and negative evidence pursuant to the requirements of SFAS No. 109, including current and historical results of operations, the annual limitation on utilization of net operating loss carry forwards pursuant to Internal Revenue Code section 382, future income projections and the overall prospects of the Company’s business. Based upon management’s assessment of all available evidence, including the Company’s completed transition into a licensing business, estimates of future profitability based on projected royalty revenues from its licensees, and the overall prospects of the Company’s business, management concluded in the Current Quarter that it is more likely than not that a portion of previously unrecognized deferred income tax benefits will be realized. Accordingly, the Company reduced a portion of the related valuation allowance which resulted in a $347,000 and $1.6 million net tax benefit for the Current Quarter and Current Six Months, respectively. Approximately $2.4 million was recorded as a credit to additional paid in capital for realization of deferred tax assets generated from exercise of stock options in prior years. Based on current estimates of pre-tax income for the year ending December 31, 2006, the management anticipates a net income tax expense for this year.

NOTE G   COMMITMENTS AND CONTINGENCIES

Sweet Sportswear/Unzipped litigation

On August 5, 2004, the Company, along with its subsidiaries, Unzipped Apparel LLC (“Unzipped”), Michael Caruso & Co. Inc. and IPH (collectively referred to as the “plaintiffs”), commenced a lawsuit in the Superior Court of California, Los Angeles County, against Unzipped's former manager, former supplier and former distributor, Sweet Sportswear LLC (“Sweet”), Azteca Production International, Inc. (“Azteca”), and Apparel Distribution Services, LLC (“ADS”), respectively, and a principal of these entities and former member of the Company’s board of directors, Hubert Guez (collectively referred to as the “defendants”). Plaintiffs amended their complaint on November 22, 2004. In the amended complaint, plaintiffs alleged that defendants fraudulently induced them to purchase Sweet's 50% interest in Unzipped for an inflated price, that Sweet and Azteca committed material breaches of the Unzipped management agreement and supply and distribution agreements, described below, and that Mr. Guez materially breached his fiduciary obligations to the Company while a member of its Board of Directors. Also, plaintiffs alleged that defendants have imported, distributed and sold goods bearing the Company’s Bongo trademarks in violation of federal and California law. Plaintiffs sought damages in excess of $50 million. Defendants filed a motion to dismiss certain of the claims asserted in the amended complaint, which was denied by the Court in its entirety on February 7, 2005.

By order dated June 8, 2006, the Court entered summary judgment in defendants’ favor with respect to plaintiffs’ fraud claims asserted within plaintiffs' amended complaint.  However, by order dated July 19, 2006, the Court granted plaintiffs' request to assert new fraud claims via a second amended complaint.  Plaintiffs' second amended complaint also incorporates the non-fraud claims asserted within plaintiffs' amended complaint, and seeks damages in excess of $50 million.

On March 10, 2005, Sweet, Azteca and ADS (collectively referred to as the “cross-complainants”), filed an answer to plaintiffs' amended complaint and a cross-complaint against plaintiffs and the Company’s chief executive officer, Neil Cole (collectively referred to as the “cross-defendants”), seeking compensatory, punitive and exemplary damages and litigation costs, as well as the establishment of a constructive trust for their benefit. The cross-complainants alleged that some or all of the cross-defendants breached the Unzipped management agreement and supply and distribution agreements; that IPH and Mr. Cole interfered with Sweet's performance under the Unzipped management agreement; and that the Company, Caruso and Mr. Cole interfered with cross-complainants' relationships with Unzipped and caused Unzipped to breach its agreements with Azteca and ADS. Cross-complainants also alleged that some or all of the Company, Caruso and Mr. Cole fraudulently induced Sweet to sell its 50% interest in Unzipped to the Company for a deflated price and accept the 8% senior subordinated note in the principal amount of $11 million that the Company issued to Sweet in connection therewith.

The Company had previously entered into a management agreement with Sweet wherein Sweet guaranteed that the net income of Unzipped, as defined, would be no less than $1.7 million for each year during the term. In the event that this guaranteed amount of net income was not met, Sweet was obligated to pay the difference between the actual net income, as defined, and such guaranteed amount, referred to as the shortfall payment. The cross-complaint alleged that the Company breached its obligations to Sweet arising under the Company’s 8% note to Sweet by, among other things, understating Unzipped's earnings for the fiscal year ended January 31, 2004 and the first three quarters of the fiscal year ended January 31, 2005 for the purpose of causing Unzipped to fall short of the guaranteed net income amount for these periods, and improperly offsetting the shortfall payment against the note. Lastly, the cross-complaint alleged that the understatements in Unzipped's earnings and offsets against the 8% note were incorporated into the Company’s public filings for the periods identified above, causing it to overstate materially its earnings and understate its liabilities for such period with the effect of improperly inflating the public trading price of the Company’s common stock.

Cross-defendants filed a motion to dismiss certain of the claims asserted in the cross-complaint, and, on June 28, 2005, the Court granted cross-defendants' motion in part. On July 22, 2005, cross-complainants amended their cross-complaint, omitting their previously asserted claim that some or all of the Company, Caruso and Mr. Cole fraudulently induced Sweet to sell its 50% interest in Unzipped for a deflated price and accept the 8% note. Although the amended cross-complaint no longer sought relief for this purported fraud, the substance of the allegations remained largely unchanged and cross-complainants' alleged that they were entitled to equivalent relief because cross-defendants' actions instead constituted a breach of fiduciary duty.

Cross-defendants filed a motion to dismiss certain of the claims asserted in the amended cross-complaint, and, on October 25, 2005, the Court granted cross-defendants’ motion in part, dismissing all claims asserted against Mr. Cole along with the cross-complainants' sole remaining fraud claim. On March 24, 2006, cross-defendants filed a motion seeking the dismissal of cross-complainants' claim for breach of fiduciary duty, and on June 21, 2006, the Court dismissed this claim.

The remaining cross-defendants deny cross-complainants' allegations and intend to vigorously defend against the amended cross-complaint.

Sweet/Cole litigation

On May 11, 2006, Sweet commenced a related lawsuit in the Superior Court of California, Los Angeles County, against Mr. Cole and the Company’s independent registered public accountants. In this lawsuit, Sweet alleges that Mr. Cole and the Company’s accountants induced the breach of and/or interfered with the Unzipped management agreement, the Company’s 8% note to Sweet and an engagement agreement entered into between Sweet, on behalf of Unzipped, and the Company’s accountants whereby they agreed to audit Unzipped’s financial performance for the year ended January 31, 2004. Sweet alleges that Mr. Cole and the accountants agreed to inaccurately certify the value of Unzipped’s inventory and thereby improperly enabled the Company to avoid payments required under the 8% note. Mr. Cole intends to seek dismissal of each of the claims asserted against him.

Bader/Unzipped litigation

On November 5, 2004, Unzipped commenced a lawsuit in the Supreme Court of New York, New York County, against Unzipped's former president of sales, Gary Bader, alleging that Mr. Bader breached certain fiduciary duties owed to Unzipped as its president of sales, unfairly competed with Unzipped and tortuously interfered with Unzipped's contractual relationships with its employees. On October 5, 2005, Unzipped amended its complaint to assert identical claims against Bader's company, Sportswear Mercenaries, Ltd. On October 14, 2005, Bader and Sportswear Mercenaries filed an answer containing counterclaims to Unzipped's amended complaint, and a third-party complaint against The Company and Mr. Cole, seeking unspecified damages in excess of $4 million. On December 2, 2005, The Company, together with Unzipped and Mr. Cole, filed motions seeking the dismissal of the majority of the claims asserted against them by Bader and Sportswear Mercenaries. By order dated June 9, 2006, the Court granted these motions in their entirety, thereby dismissing The Company and Mr. Cole from this litigation. Unzipped denies the one remaining claim asserted against it, a claim that it failed to pay Bader and Sportswear Mercenaries $72,000 in commissions and bonuses, and intends to vigorously defend against such claim.

Redwood Shoe litigation

In January 2002, Redwood Shoe Corporation, one of the Company’s former buying agents of footwear, filed a complaint in the U.S. District Court for the Southern District of New York, alleging that the Company breached various contractual obligations to Redwood and seeking to recover damages in excess of $20 million plus its litigation costs. The Company filed a motion to dismiss certain counts of the complaint based upon Redwood's failure to state a claim, in response to which Redwood has filed an amended complaint. The Company also moved to dismiss certain parts of the amended complaint. The magistrate assigned to the matter granted, in part, the Company’s motion to dismiss. By Order dated November 28, 2005, the District Court adopted the Magistrate's ruling in its entirety, thereby accepting the Company’s position that it never agreed to purchase a minimum quantity of footwear from Redwood and dismissing approximately $20 million of Redwood's asserted claims. On December 14, 2005, the Company filed an answer asserting 13 counterclaims against Redwood and Redwood's affiliate, Mark Tucker, Inc., or MTI. On the same date, the Company filed a motion to have MTI joined with Redwood as a defendant in the action, and that motion was granted by the District Court. MTI filed a motion seeking to have all of the counterclaims asserted against it dismissed. Redwood has filed a motion seeking the dismissal of certain of these counterclaims. These motions are pending before the District Court.

The Company intends to vigorously defend the lawsuit, and to vigorously prosecute the claims it has asserted against Redwood and MTI. At June 30, 2006 and December 31, 2005, the payable to Redwood totaled approximately $1.8 million which is subject to any claims, offsets or other deductions the Company may assert against Redwood, and was reflected in The Company’s consolidated financial statements under “Accounts payable, subject to litigation.”

The Bongo Apparel, Inc. Litigation

On or about June 12, 2006, one of The Company’s licensees, Bongo Apparel, Inc., or BAI, filed a complaint in the Supreme Court of the State of New York, County of New York, against the Company and its subsidiary, IPH. BAI alleges that defendants engaged in conduct that damaged the Bongo apparel brand and/or BAI’s relationships with its customers. BAI asserts various claims of breach of contract, breach of the covenant of good faith and fair dealing, fraudulent inducement and unfair competition, and seeks damages of at least $25 million and recovery of its litigation costs as well as seeking a declaratory judgment that the Company and IPH breached certain license agreements between the parties and that BAI is not in breach of those agreements. The Company and IPH believe that, in addition to other defenses and counterclaims that they intend to assert, the claims in the lawsuit are the subject of a release and settlement agreement that was entered into by the parties in August 2005, and they intend to file a motion to dismiss the complaint based on the release, among other reasons. The Company is in the process of transitioning the Bongo jeanswear license to another licensee.

Other

From time to time, the Company is also made a party to litigation incurred in the normal course of business. While any litigation has an element of uncertainty, the Company believes that the final outcome of any of these routine matters will not have a material effect on its financial position or future liquidity. Except as set forth herein, the Company knows of no material legal proceedings, pending or threatened, or judgments entered, against any of its directors or officers in their capacity as such.

NOTE H   UNZIPPED APPAREL, LLC

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

Related Party Transactions:

Prior to August 5, 2004, Unzipped was managed by Sweet pursuant to the Management Agreement, pursuant to which Sweet was obligated to manage the operations of Unzipped in return for, commencing in the fiscal year ended January 31, 2004 (“Fiscal 2004”), a management fee based upon certain specified percentages of net income that Unzipped would achieve during the three-year term. In addition, Sweet entered into the Guarantee that the net income, as defined, of Unzipped commencing in Fiscal 2004 would be no less than $1.7 million for each year during the term. In the event that the Guarantee was not met, under the Management Agreement, Sweet was obligated to pay to the Company the difference between the actual net income of Unzipped, as defined, and the Guarantee. The Shortfall Payment could be offset against the amounts due under the Sweet Note at the option of either Sweet or the Company.

Unzipped’s operation has been discontinued since January 31, 2005. For the Current Six Months, Unzipped had no operations, as compared to a net loss (as defined for the purpose of determining if the Guarantee had been met) of $296,000 in the quarter ended March 31, 2005. Consequently for the Current Six Months there was no Shortfall Payment, as compared to a Shortfall Payment of $438,000 in the Prior Year Six Months. The adjusted Shortfall Payment had been recorded in the consolidated income statements as a reduction of Unzipped’s cost of sales (since the majority of Unzipped’s operations were with entities under common ownership with Sweet, including all of the purchases of inventory) and on the balance sheet as a reduction of the Sweet Note based upon the right to offset in the Management Agreement. After adjusting for the Shortfall Payment in Prior Year Six Month, Unzipped reported a net loss of $37,500 on sales of $448,000. Due to the immaterial nature of the related amounts, the net loss of $37,500 from Unzipped was included in the selling, general and administrative expense in the Company’s Condensed Consolidated Income Statements for the Prior Year Six Months.

On August 5, 2004, Unzipped terminated the Management Agreement with Sweet, the supply agreement with Azteca and the distribution agreement with ADS and commenced a lawsuit against Sweet, Azteca, ADS and Mr. Guez. See Note G.

At June 30, 2006, the Company included in “accounts payable, subject to litigation” amounts due to Azteca and ADS of $847,000 and $2.3 million respectively, the same as reported as of December 31, 2005. See Note F.

In a separate transaction concerning Unzipped with BAI, BAI is the licensee of the BONGO jeans wear business formerly managed by Sweet. Prior to August 26, 2005, BAI managed the operations of Unzipped following the termination of Sweet as the manager on August 5, 2004. In connection with BAI’s license and this transition, the designees of TKO Apparel (an affiliate of BAI) purchased one million shares of the common stock of the Company at a price of $2.20 per share. In a separate transaction, TKO Apparel agreed to lend Unzipped $2.5 million, which the Company repaid in 2005. See Note F.

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

Total purchase price was comprised as follows (in thousands):
Cash paid for acquisition	$ 40,755

Fair value of 4,350,000 restricted shares of common stock at $8.33 per share	36,236
Value of warrants issued as a cost of the acquisition	788
Total equity consideration	37,024

Assumption of Kmart loan, including $3,509 due within 12 months	10,798
Accrued interest, Kmart loan	309
Total cost of acquisition	$ 88,886

The purchase price was allocated to the estimated fair value of the assets acquired as follows (in thousands):
Accounts receivable	$ 3,121
Deferred tax asset	2,700
Licensing contracts	1,333
Joe Boxer trademark	79,800
Goodwill	1,932
Total allocated purchase price	$ 88,886

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

As part of this acquisition, the Company entered into an employment agreement with Mr. William Sweedler (“Sweedler”) as Executive Vice President of the Company and President of the Joe Boxer division. As part of his compensation, on July 22, 2005, he was granted 1,425,000 stock options of which 225,000 vested immediately, and 1,200,000 would vest contingent upon achievement by the Joe Boxer division of certain revenues levels. On June 8, 2006, the Company and Sweedler entered into an agreement (the “Sweedler Agreement”), which provides for the termination of the employment agreement between the Company and Sweedler dated July 22, 2005, the resignation of Sweedler as Executive Vice President of the Company, President of its Joe Boxer Division and a member of the Company’s Board of Directors, and the termination of the approximately 1,200,000 unvested options previously issued to Sweedler in connection with the employment agreement. Under the Sweedler Agreement, Sweedler will be employed on a part-time basis to assist the Company during a transition period of between 30 and 120 days, after which the Company will enter into a consulting agreement with Sweedler whereby he will perform services for the Company with respect to finding, negotiating, financing or otherwise advising the Company regarding potential acquisition opportunities (the “Consulting Agreement”). Under the Consulting Agreement, the Company will issue to Sweedler ten-year warrants, with certain registration rights, to purchase 400,000 shares of the Company’s common stock at an exercise price of $8.81 per share (the “Sweedler Warrants”), vesting at the rate of one-third, one-third, one-third upon the closing of each of the first three Qualified Company Acquisitions (as defined in the Consulting Agreement) and pay him a fee of approximately $333,333 upon the closing of each of such Qualified Company Acquisitions. The Sweedler Warrants will be issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 (the “Act”).

The Company obtained $40 million in cash to pay a portion of the purchase price for the Joe Boxer assets through the debt issuance by IPH of a $63 million Asset-Backed Note. Approximately $17.5 million of the proceeds of the Asset-Backed Notes were used to refinance previously existing Asset-Backed Notes, as described in Note D, $40.0 million was paid to the sellers, approximately $1.0 million was used to pay costs associated with the debt issuance, $310,000 was deposited in a reserve account as required by the holder of the Asset-Backed Note, and approximately $4.0 million was available to the Company for working capital purposes. Costs associated with the debt issuance of approximately $1.0 million have been deferred and are being amortized over the 7-year life of the refinanced debt.

UCC Capital Corporation (“UCC”) acted as a financial advisor to IPH in connection with the Joe Boxer and the Rampage brand acquisitions. On June 7, 2005, the Company entered into a financial advisory agreement with UCC to issue UCC a ten-year warrant ("Warrant") to purchase an aggregate of 1,000,000 shares of the Company's common stock ("Warrant Shares") at a price of $5.98 per share, subject to anti-dilution adjustments under certain conditions. One third of the Warrant Shares vests upon consummation of each acquisition, for a total of three acquisitions. On July 22, 2005, 333,334 of the Warrants Shares vested, with a fair value of $788,000, upon consummation of the acquisition of Joe Boxer.

Pursuant to this financial advisory agreement, UCC acted as the Company's exclusive advisor in connection with providing various advisory services relating to the Company's acquisitions. On June 2, 2006, the Company and UCC agreed to terminate the existing exclusive financial advisory agreement and effect a new non-exclusive arrangement for advisory services rendered by UCC in connection with the Company’s previously announced agreement to acquire Mossimo (the “Mossimo Acquisition”) (the “Non-Exclusive Agreement”). See Note O.

The Non-Exclusive Agreement provides for the Company to pay to UCC, upon the closing of the Mossimo Acquisition, a one-time $2.5 million fee (the “UCC Fee”) and to issue to its designees ten-year non-transferable warrants to purchase an aggregate of 250,000 shares of the Company’s common stock, at a price of $15.93 per share (the “UCC Warrants”) in consideration of the advisory services rendered by UCC in connection with the Mossimo Acquisition. The Company may defer payment of up to $500,000 of the UCC Fee through the issuance of a promissory note, which would mature and become payable, together with interest accruing at the rate of 6% per annum, on October 31, 2006. The UCC Warrants, which were issued pursuant to an exemption from registration under Section 4(2) of the Act on June 2, 2006, contain certain registration rights and will vest upon the consummation of the Mossimo Acquisition.

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

NOTE J   ACQUISITION OF RAMPAGE

On September 16, 2005, the Company acquired the Rampage brand from Rampage Licensing, LLC, a California limited liability company.

The purchase price for the acquisition was $48.1 million as detailed in the table below. Based on the Company’s preliminary assessment of the fair value of the assets acquired, approximately $41.1 million has been assigned to the Rampage trademark. Under the purchase method of accounting, tangible and identifiable intangible assets acquired and liabilities assumed are recorded at their estimated fair values. The estimated fair values and useful lives of the intangible assets acquired have been supported by third party valuation. The Rampage trademark has been determined to have an indefinite useful life, and accordingly, consistent with FAS 142, no amortization will be recorded in the Company’s consolidated statements of operations. Instead, the related intangible asset will be tested for impairment at least annually, with any related impairment charge recorded to the statement of operations at the time of determining such impairment.

Total purchase price was determined as follows (in thousands):
Cash paid for acquisition	$ 26,159

Fair value of 2,171,336 restricted shares of common stock at $9.28 per share	20,150
Value of warrants issued as a cost of the acquisition	1,653
Total equity consideration	21,803

Other estimated costs of acquisition	150
Total cost of acquisition	$ 48,112

The purchase price was allocated to the estimated fair value of the assets acquired as follows (in thousands):

Rampage licensing contract	$ 550
Rampage domain name	230
Rampage non-compete agreement	600
Rampage trademark	41,070
Goodwill	5,662
Total allocated purchase price	$ 48,112

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

The Company obtained $25.8 million in cash to pay a portion of the purchase price of the Rampage assets through the debt issuance by IPH of $103 million of Asset-Backed Notes. Approximately $63 million of the proceeds of the Asset-Backed Notes were used to refinance the previously issued Asset-Backed Note described in Note I, $25.8 million was paid to the sellers of the Rampage brand, approximately $774,000 was used to pay costs associated with the debt issuance, $1.4 million was deposited in a liquidity reserve account, and $12 million was deposited in an escrow account for the benefit of the holders of the Asset-Backed Notes, to be used by IPH only for the purchase of additional intellectual property assets. The purchase did not occur prior to November 15, 2005 so IPH redeemed $12 million principal amount of the Asset-Backed Notes in November 2005 with no penalty. Costs associated with the debt issuance have been deferred and are being amortized over the 7-year life of the Asset-Backed Notes.

In accordance with the agreement with UCC (See Note I), an additional 333,333 of the Warrants Shares vested on September 16, 2005 with a fair value of approximately $1.7 million upon consummation of the Rampage acquisition, for which UCC acted as a financial advisor to IPH

On October 17, 2005, the Company filed with the SEC a registration statement covering the resale of the shares of common stock issued in connection with the acquisition of Rampage. The registration statement was declared effective by the SEC on October 27, 2005.

NOTE K - ACQUISITION OF MUDD

In April 2006, the Company, through IPH, acquired certain assets of Mudd (USA) LLC related to the Mudd brand, including trademarks, intellectual property and related names worldwide, excluding China, Hong Kong, Macau and Taiwan. In consideration for the purchase of the assets, the Company paid the seller $45 million in cash and issued to the seller 3,269,231 restricted shares of the Company common stock. In connection with this acquisition, IPH entered into a license agreement with Mudd (USA) giving Mudd (USA) the exclusive right to use the Mudd trademark in connection with the design, manufacture, sale and distribution of women’s and children’s jeanswear and related products in the United States, in return for which Mudd (USA) has guaranteed IPH a minimum amount of revenues with respect to the royalties due to IPH under its license and royalties due to IPH from all other license agreements assumed by IPH with respect to the Mudd brand for a period of two years. Mudd (USA)’s obligations to IPH under the guarantee and to the Company under other agreements are secured by its pledge of a portion of the cash and shares issued by the Company as consideration in the acquisition. The Company agreed to file a registration statement to allow the seller to publicly sell the shares issued to it in connection with the acquisition and the seller agreed to certain contractual restriction on the sale of the shares by it.

The financing for the purchase of the Mudd brand was accomplished through the private placement on April 11, 2006 by IPH of approximately $136 million principal amount of Asset-Backed Notes. The issuance of the Asset-Backed Notes raised $49 million in new financing for IPH (before giving effect to the payment of expenses in connection with the issuance of the Asset-Backed Notes and required deposits to reserve accounts), and approximately $87 million principal amount of the Asset-Backed Notes was exchanged for notes previously issued by IPH. The Asset-Backed Notes are secured by the intellectual property assets owned by IPH, including those related to the Mudd brand.

The portion of the Asset Backed Notes representing new financing were used as follows: $45.0 million was paid to the sellers of the Mudd brand, approximately $490,000 was used to pay costs associated with the financing, approximately $2.45 million was placed in a liquidity reserve account, approximately $785,000 was used to pay professional fees associated with the acquisition and approximately $275,000 of which was available for working capital purposes. The costs relating to the $49 million in new financing of approximately $490,000 have been deferred and are being amortized over the 5 year life of the financed debt.

Total purchase price was determined as follows (in thousands):
Cash paid for acquisition	$ 45,000

Fair value of 3,269,231 shares of $.001 par value common stock at $14.64 fair market value per share	47,862
Value of 408,334 warrants ($5.98 exercise price for 333,334 and $8.58 exercise price for 75,000) issued as a cost of the acquisition	4,596
Total equity consideration	52,458

Other estimated costs of acquisition, including $990 to be paid after closing	1,775
Total cost of acquisition	$ 99,233

The purchase price was allocated to the estimated fair value of the assets acquired as follows (in thousands):

Mudd Trademarks	$ 87,100
Mudd domain name	340
Mudd license agreements	700
Mudd non-compete agreement	1,400
Goodwill	9,693
Total allocated purchase price	$ 99,233
The licensing contracts are being amortized on a straight-line basis over the remaining contractual period of approximately 2 years, the Mudd domain name is being amortized on a straight-line basis over 5 years, and the value of the non-compete agreement is being amortized on a straight-line basis over 4 years. The goodwill of approximately $9.7 million is subject to a test for impairment on an annual basis. Any adjustments resulting from the finalization of the purchase price allocations will affect the amounts assigned to goodwill.

In accordance with the agreement with UCC (See Note I), an additional 408,334 of the Warrants Shares vested on April 11, 2006 with a fair value of $4.6 million upon consummation of the Mudd acquisition, for which UCC acted as a financial advisor to IPH.

The following unaudited pro-forma information presents a summary of the Company's consolidated results of operations as if the Mudd acquisition and its related financing had occurred on January 1, 2005. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on January 1, 2005, or which may result in the future.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006*	2005**	2006	2005
	(000's omitted, except per share)
Licensing revenues	$18,409	$8,300	$36,284	$28,961
Operating income	$10,880	$4,323	$22,691	$17,072
Net Income	$8,345	$3,774	$17,416	$9,873

Basic earnings per common share	$0.22	$0.12	$0.43	$0.26
Diluted earnings per common share	$0.19	$0.11	$0.37	$0.25
* Due to the Mudd acquisition on April 11, 2006, the financial results for three months ended June 30, 2006 included the operation of Mudd from April 11, 2006. The financial results from April 1 to 10, 2006 were not deemed material.
** The financial results related to the Joe Boxer and Rampage for the three months ended June 30, 2005 was not available and therefore was not included in the pro forma information for the three months ended June 30, 2005.

NOTE L   SPECIAL CHARGES

During the Current Quarter and Current Six Months, the Company recorded $712,000 and $1.3 million of special charges in connection with its litigation related to Unzipped, compared to $328,000 and $707,000 in the Prior Year Quarter and Prior Year Six Months, respectively. See Note G.

NOTE M - COMPREHENSIVE INCOME

Comprehensive income for the Six Months was $15.9 million. Included in comprehensive income is $166,000 of other comprehensive income, net of taxes, representing unrealized gain on marketable securities (common stock of Mossimo).

NOTE N   RECENT ACCOUNTING STANDARDS

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments -an amendment of FASB Statements No. 133 and 140," which simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation and eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement (new basis) event occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 will have no impact on the Company’s results of operations or its financial position.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140," which establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities by requiring that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS No. 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 156 will have no impact on the Company’s results of operations or its financial position.

In June 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109," which establishes that the financial statement effects of a tax position taken or expected to be taken in a tax return are to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have a material impact on the Company’s results of operations or its financial position.

NOTE O   MERGER WITH MOSSIMO INC

On April 3, 2006, the Company announced that it had entered into a definitive agreement (the “Merger Agreement”) to acquire Mossimo, Inc. (“Mossimo”), a public company in the business of licensing the MOSSIMO brand. Subject to the terms of the Merger Agreement, the Company will acquire all of the outstanding shares of Mossimo through a merger (the “Merger”) in consideration for cash and common stock of the Company worth $7.50 per Mossimo share, totaling approximately 15.9 million Mossimo shares as of March 31, 2006, provided, however that if the Company’s common stock does not close at or above $18.71 during a specified period following the Merger, the Company will issue additional shares of the Company’s common stock such that the total value of the cash and common stock of the Company issued to the Mossimo shareholders in connection with the Merger will be worth $8.50 per Mossimo share.

On April 27, 2006, Mossimo received an unsolicited proposal from Cherokee, Inc. (“Cherokee”) to acquire all of the outstanding shares of Mossimo. While unable to conclude that Cherokee’s proposal was, in fact, a superior proposal within the meaning of the merger agreement, Mossimo’s board agreed to provide information to Cherokee pursuant to a confidentiality agreement as restrictive as the one executed between Mossimo and Iconix. Cherokee and Iconix subsequently entered into a termination and settlement agreement pursuant to which Cherokee agreed to withdraw its proposal (and not to reinstate or make any new offer) to acquire all or substantially all of the capital stock of Mossimo and to terminate, simultaneously with the merger, a finders agreement between Mossimo and Cherokee in respect of Mossimo’s royalties from Target Stores in exchange for Iconix’s agreement to pay Cherokee $33 million upon the closing of the merger.

On June 30, 2006, the Company filed a registration statement with the SEC, covering the issuance by the Company of its shares of common stock to the holders of Mossimo common stock in the Merger and the resale of certain of the shares by certain of the Mossimo stockholders. The registration statement has not yet become effective.

NOTE P   OTHER

In June 2006, the Company agreed to purchase all of the rights, title and interest of certain parties, relating to a 5% interest in the Badgley Mischka trademark (the “Rights”) under the Letter Agreement dated October 29, 2004 between the Company and UCC Funding Corporation (“UCCF”) which UCCF subsequently assigned to certain third parties. The Company purchased from these parties the Rights under the Letter Agreement for $1.5 million, of which $750,000 was paid in cash upon execution of the agreement and the remaining $750,000 was evidenced by the Company’s issuance of promissory notes, which accrue interest at the rate of 6% per annum and mature and become payable on October 31, 2006.  The Company allocated approximately $1.35 million of the purchase price to the purchase of the parties’ rights under the Letter Agreement to receive a cash payment calculated under a formula based on the sales price should the Company sell all or substantially all of the acquired Badgley Mischka assets. In addition, the Company allocated the balance of approximately $150,000 relating to its purchase of the parties’ rights under the Letter Agreement to receive a fee of 5% of the gross revenues that the Company derives from the Badgley Mischka trademark and all derivative trademarks.

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

Executive Summary. The Company is in the business of owning, licensing and marketing a growing and diversified portfolio of consumer brands that are sold across every major segment of retail distribution from the luxury market to the mass market. During the Current Quarter, the Company owned six brands, five of which it owned prior to the Current Quarter, CANDIE'S®, BONGO®, BADGLEY MISCHKA®, JOE BOXER® and RAMPAGE®, and one that was acquired on April 11, 2006, MUDD®. The Company licenses its brands to retailers and wholesalers worldwide for use in connection with a broad variety of consumer products including apparel, footwear, accessories, fragrance and beauty products and home accessories. The Company’s business model is designed to allow the Company to focus on its core competency of marketing and managing brands without the risk, complexity and investment inherent under the traditional operating model. The Company has long term contracts with minimum guaranteed sales, and therefore has greater revenue predictability than traditional operating businesses.

The Company's growth strategy is focused on increasing licensing revenue from its existing portfolio of brands, continuing to acquire new brands that further diversify the Company’s portfolio and licensing its brands to a growing network of retailers and wholesalers internationally.

Results of Operations

For the three months ended June 30, 2006

Revenue. Revenue for the Current Quarter increased to $18.4 million, from $4.3 million in the Prior Year Quarter. This revenue growth of $14.1 million was balanced between the growth in revenue generated from brands that were owned in the prior year quarter, notably the Company’s Candie’s brand, that is licensed to Kohl’s Department Stores and new revenues of approximately $11.8 million associated with the two brands acquired in the third quarter of last year, Joe Boxer and Rampage, and the Mudd acquisition completed in the Current Quarter.

Operating Expenses. Selling, general and administrative (“SG&A”) expenses totaled $6.8 million in the Current Quarter compared to $2.7 million in the Prior Year Quarter, an increase of $4.1 million. The increase in SG&A expense was primarily related to increased advertising obligations connected to the growth in licensing revenue, additional operating expense related to the Mudd licensing operation, and compensation related to new executives that joined the Company in the Joe Boxer and Rampage transactions. Further in the Current Quarter, the Company recorded a $625,000 reserve against its accounts receivables, compared to no reserve in the Prior Year Quarter. For the Current Quarter and Prior Year Quarter, the Company’s special charges included $712,000 and $328,000 respectively, incurred by the Company relating to litigation involving Unzipped. See Note H of Notes to Condensed Consolidated Financial Statements.

Operating Income for the Current Quarter increased to $10.9 million, or approximately 59% of total revenue compared to $1.2 million or 29% of total revenue in the Prior Year Quarter.

Net Interest Expense. Net Interest expense increased by $2.4 million in the Current Quarter to $2.9 million, compared to $504,000 in the Prior Year Quarter. This increase was due primarily to an increase in the Company’s debt through financing arrangements in connection with the acquisitions of Joe Boxer and Rampage, and the acquisition of Mudd in April 2006. See Notes I, J and K of Notes to Condensed Consolidated Financial Statements. Included in the interest expense was $163,000 amortization expense of deferred financing cost, compared to $104,000 amortization expense reclassified from SG&A in the Prior Year Quarter. In addition, $37,000 in interest expense was included in the Current Quarter from the Sweet Note as compared to $38,000 in the Prior Year Quarter. A total of $191,000 in interest income for the Current Quarter partially offset the increase in interest expense, compared to $21,000 offset in the Prior Year Quarter.

Provision (Benefit) for Income Taxes. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, (“SFAS 109”) “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, management reviews both positive and negative evidence pursuant to the requirements of SFAS No. 109, including current and historical results of operations, the annual limitation on utilization of net operating loss carry forwards pursuant to Internal Revenue Code section 382, future income projections and the overall prospects of the Company’s business. Based upon management’s assessment of information which became available in the Current Quarter management concluded that it is more likely than not that a portion of previously unrecognized deferred income tax benefits will be realized. Accordingly, the Company reduced the balance of the related valuation allowance which resulted in a $347,000 net tax benefit for the Current Quarter. Approximately $2.4 million was recorded in the Current Quarter as a credit to additional paid in capital for realization of deferred tax assets generated from exercise of stock options in prior years. Based on current estimates of pre-tax income for the year ending December 31, 2006, management expects to record a net income tax expense for the year. See Note F of Notes to Condensed Consolidated Financial Statements.

Net income. The Company’s net income was $8.3 million in the Current Quarter, compared to net income of $2.5 million in the Prior Year Quarter, as a result of the factors discussed above.

For the six months ended June 30, 2006

Revenue. Revenue for the Current Six Months increased to $31.7 million, from $8.6 million in the Prior Year Six Months. This revenue growth of $23.1 million was balanced between expansion of brands the Company owned in the Prior Year Six Months, notably the Company’s Candie’s brand, whose license with Kohl’s Department Stores continues to rollout, and new revenue of approximately $19.4 million associated with the two acquisitions completed in the third quarter of last year, Joe Boxer and Rampage, and the acquisition of Mudd completed in April 2006.

Operating Expenses. SG&A expenses totaled $11.5 million in the Current Six Months compared to $5.3 million in the Prior Year Six Months, an increase of $6.2 million. The increase in SG&A expense was primarily related to increased advertising obligations connected to the growth in licensing revenue, additional operating expense related to the Mudd licensing operation, as well as new executives that joined the Company in the Joe Boxer and Rampage transactions. Included in the Prior Year Six Months’s SG&A expense was $37,500 for Unzipped’s net loss which was related to the Company’s transition of the Bongo jeanswear business into a licensing business. For the Current Six Months and Prior Year Six Months, the Company’s special charges included $1.3 million and $707,000 respectively, incurred by the Company relating to litigation involving Unzipped.

Operating Income for the Current Six Months increased to $18.9 million, or approximately 60% of total revenue compared to $2.6 million or 30% of total revenue in the Prior Year Six Months.

Net Interest Expense. Net Interest expense increased by approximately $3.8 million in the Current Six Months to $4.8 million, compared to approximately $1.1 million in the Prior Year Six Months. This increase was due primarily to an increase in the Company’s debt through financing arrangements in connection with the acquisitions of Joe Boxer and Rampage in the third quarter of 2005 and the most recent acquisition of Mudd in April 2006. See Notes I, J and K of Notes to Condensed Consolidated Financial Statements. Included in the interest expense in the Current Six Month was $295,000 amortization expense of deferred financing cost, compared to $209,000 amortization expense reclassified from SG&A in the Prior Year Six Months. A total of $352,000 in interest income for the Current Six Months partially offset the increase in interest expense, compared to $35,000 offset in the Prior Year Six Months.

Provision (Benefit) for Income Taxes. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, (“SFAS 109”) “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, management reviews both positive and negative evidence pursuant to the requirements of SFAS No. 109, including current and historical results of operations, the annual limitation on utilization of net operating loss carry forwards pursuant to Internal Revenue Code section 382, future income projections and the overall prospects of the Company’s business. Based upon management’s assessment of information which became available in the Current Six Months management concluded that it is more likely than not that a portion of previously unrecognized deferred income tax benefits will be realized. Accordingly, the Company reduced the balance of the related valuation allowance which resulted in a $1.6 million net tax benefit for the Current Six Months. Approximately $2.4 million was recorded in the Current Quarter as a credit to additional paid in capital for realization of deferred tax assets generated from exercise of stock options in prior years. Based on current estimates of pre-tax income for the year ended December 31, 2006, management expects to record a net income tax expense for that period. See Note E of Notes to Condensed Consolidated Financial Statements.

Net income. The Company’s net income was $15.7 million in the Current Six Months, compared to net income of $3.3 million in the Prior Year Six Months, as a result of the factors discussed above.

Liquidity and Capital Resources

Liquidity

The Company’s primary sources of cash is from cash from operations. As of June 30, 2006 and December 31, 2005 the Company’s cash and cash equivalents totaled $13.6 million and $11.7 million, including $9.0 million and $4.1 million restricted cash, respectively. The increase resulted from the timing of receipt of certain royalty payments at end of the Current Six Months as well as the additional quarterly payment of $3.75 million deposited in the renewal reserve account that was classified as short-term restricted cash. See Note D of Notes to Condensed Consolidated Financial Statements.

The Company’s cash requirements to support working capital needs, including operating expenses, interest payments and its minimal capital expenditures, are met from its existing cash and cash provided from its operations. Based on the Company’s current internal estimates, the Company believes that its existing cash and cash provided from future operations will be sufficient to meet its cash requirements over the next twelve months.

Changes in Working Capital

At June 30, 2006 and December 31, 2005 the working capital ratio (current assets to current liabilities) was 0.73 to 1 and 0.84 to 1 respectively. The main driver of the decrease is that as of June 30, 2006, the Company classified $15 million in debt from long-term to current liabilities on its balance sheet as the Company has not entered into or renewed certain licensing arrangements with respect to the Joe Boxer brand. Subject to terms in the Asset-Backed Notes, since by April 1, 2006, the Company had not entered into or renewed certain licensing agreement(s) with respect to the Joe Boxer brand that guarantees certain thresholds, the Company is required to make additional quarterly principal payments of $3.75 million in the seven quarters following April 2006, without penalty, which are deposited in the renewal reserve account as restricted cash. If the Company, prior to December 1, 2006, enters into or renews such licensing arrangements, above certain royalty thresholds, the requirement to pay such additional quarterly principal payments will cease and the Company will adjust the related debt classification on its balance sheet appropriately. The additional restricted liquidity reserve fund deposited in the renewal reserve account will be released and become available to the Company for working capital purpose. See Note D of Notes to Condensed Consolidated Financial Statements.

Operating Activities

Net cash provided by operating activities totaled $7.8 million in the Current Six Months, as compared to $2.1 million of net cash provided in the Prior Year Six Months. Cash provided by operating activities in the Current Six Months was increased primarily due to net income of $15.7 million, offset by primary uses of cash from an increase of $5.3 million in accounts receivable, a decrease of $2.1 million in deferred revenues. The Company continues to rely upon cash generated from licensing and commission operations to finance its operations. Further, the Company believes that such cash from operations will be sufficient to satisfy its anticipated working capital requirements for the foreseeable future.

Investing Activities

Net cash used in investing activities in the Current Six Months totaled $47.3 million, as compared to $244,000 in the Prior Year Six Months. In the Current Six Months, the Company paid $45.0 million in cash for certain assets relating to the Mudd brand. See Note K of Notes to Condensed Consolidated Financial Statements. Capital expenditures in the Current Six Months were $558,000, compared to $26,000 in capital expenditures in the Prior Year Six Month. Capital expenditures in the six months ended June 30, 2006 were primarily attributable to the acquisition of office equipment and leasehold improvements relating to the Company’s relocation of its headquarters and the construction of new showrooms in New York City. In June 2006, the Company acquired UCC’s right to receive a cash payment upon the Company’s sale of all or substantially all of the Badgley Mischka assets for approximately $600,000 in cash and $750,000 in a promissory note (See Note P of Notes to Condensed Consolidated Financial Statements). In addition, the Company also spent $231,000 in connection with the registration and maintenance of its trademarks.

Financing Activities

Net cash provided by financing activities was $36.4 million in the Current Six Months, compared with $2.2 million net cash used in the Prior Year Six Month. Of the $38.8 million in net cash provided by financing activities, $49.0 million was provided from the net proceeds of the issuance of long-term asset - backed notes, and $931,000 from proceeds in connection with the exercise of stock options. This was offset by $4.5 million used for principal payments related to the Asset-Backed Notes, $3.6 million in cash placed in a non-current reserve account, $4.9 million in cash placed in a current reserve account (both reserve accounts are required by the lender in connection to the Asset-Backed Notes, including one additional quarterly payment of $3.75 million deposited in the renewal reserve account (See Notes D of Notes to Condensed Consolidated Financial Statements), and $490,000 used to pay the costs associated with the issuance of the long term debt (see Asset-Backed Notes below). In Prior Year Six Months, approximately $1.4 million was used for principal payments related to Asset-Backed Notes. The Company also repaid $2 million for a loan from TKO Apparel, which during the Prior Year Six Months was a related party.

Asset-Backed Notes

In August 2002, IPH, a subsidiary of the Company, issued in a private placement $20 million of Asset-Backed Notes secured by intellectual property assets (trade names, trademarks, license agreements and payments and proceeds with respect thereto) of IPH. The Asset-Backed Notes had a 7-year term with a fixed interest rate of 7.93% with quarterly principal and interest payments of approximately $859,000. After funding a liquidity reserve account in the amount of $2.9 million, the net proceeds of the Asset-Backed Notes ($16.2 million) were used by the Company to reduce amounts due by the Company under its then-existing revolving credit facilities. In April 2004, IPH issued an additional $3.6 million in subordinated Asset-Backed Notes secured by its intellectual property assets. The additional borrowing had a maturity date of August 2009, with a floating interest rate of LIBOR + 4.45% and quarterly principal and interest payments and $500,000 of interest prepaid at closing. The net proceeds of $2.9 million were used for general working capital purposes. As of July 22, 2005, the total principal on these notes was approximately $17.5 million, which were refinanced in connection with the Joe Boxer acquisition described below.

In the fiscal quarter ended September 30, 2005, the Company, through IPH, acquired the Joe Boxer brand from Joe Boxer Company, LLC and its affiliates, and the Rampage brand from Rampage Licensing, LLC. See Notes I and J of Notes to Condensed Consolidated Financial Statements. The financing for the acquisitions was accomplished through two private placements by IPH of Asset-Backed Notes, secured by the intellectual property assets owned by IPH. The combined proceeds of the Asset-Backed Notes, totaling $103 million, were used as follows: approximately $17.5 million was used to refinance previously issued Asset-Backed Notes, $40.0 million was paid to the sellers of the Joe Boxer brand, approximately $25.8 million was paid to the sellers of the Rampage brand, $1.7 million was placed in a liquidity reserve account as required by the holder of the Asset-Backed Notes, approximately $1.8 million was used to pay costs associated with the debt issuance, approximately $200,000 was paid to legal professionals associated with the acquisitions, approximately $4.0 million was available to the Company for working capital purposes, and $12 million was deposited in an escrow account for the benefit of the holder of the Asset-Backed Notes, to be used by IPH solely for the purchase of certain intellectual property assets. IPH redeemed $12 million of the Asset-Backed Notes without penalty as the purchase of the assets did not occur. Costs associated with the debt issuances of approximately $1.8 million have been deferred and are being amortized using the interest method over the 7 year life of the Asset-Backed Notes.

In April 2006, the Company, through IPH, acquired certain assets of Mudd (USA) related to the Mudd brand, including trademarks, intellectual property and related names worldwide, excluding China, Hong Kong, Macau and Taiwan. The financing for the acquisition was accomplished through the private placement on April 11, 2006 by IPH of approximately $136 million principal amount of Asset-Backed Notes. The issuance of the Asset-Backed Notes raised $49 million in new financing for IPH (before giving effect to the payment of expenses in connection with the issuance of the Asset-Backed Notes and required deposits to reserve funds), and approximately $87 million principal amount of the Asset-Backed Notes was exchanged for Asset Backed Notes previously issued by IPH. The Asset-Backed Notes are secured by the acquired assets, as well as by other intellectual property assets owned by IPH. The payment of the principal of and interest on the Asset-Backed Notes will be made from amounts received by IPH under license agreements with various licensees of the acquired assets and IPH’s other intellectual property assets.

The portion of the Asset-Backed Notes representing new financing were used as follows: $45.0 million was paid to the sellers of the Mudd brand, approximately $490,000 was used to pay costs associated with the financing, approximately $2.45 million was placed in a liquidity reserve account, approximately $785,000 was used to pay professional fees associated with the acquisition and approximately $275,000 of which was available for working capital purposes. The costs relating to the $49 million in new financing of approximately $490,000 have been deferred and are being amortized over the 5 year life of the financed debt.

Subject to terms of the Asset-Backed Notes, if by April 1, 2006, IPH had not entered into or renewed certain licensing agreement(s) with respect to the Joe Boxer brand that guarantees certain royalty thresholds, IPH is required to deposit, from revenues generated from the Joe Boxer brand, to a renewal reserve account $3.75 million for each quarter beginning in April 2006 and ending in December 2007. Such deposits shall continue to be made until IPH enters into or renews such licensing agreement(s) with respect to the Joe Boxer brand meeting the minimum royalty thresholds, at which time any funds on deposit in the renewal reserve account will be released to IPH. If IPH does not enter into or renew such licensing agreement(s) by January 1, 2007, any funds on deposit in the renewal reserve account will be applied as a reduction of the principal without penalty and all future payments that are deposited to the renewal reserve account will also be applied as a reduction of the principal without penalty. As of July 27, 2006, IPH had not entered into or renewed such licensing agreement(s); accordingly, IPH made one payment of $3.75 million to the renewal reserve account, which was included in current restricted cash, and classified $15 million principal amount of the Asset Backed Notes from long-term debt to current debt on its balance sheet. If IPH enters into or renews such licensing agreement(s) by January 1, 2007 IPH will adjust the related debt classification on its balance sheet accordingly.

Cash on hand in the bank account of IPH is restricted at any point in time up to the amount of the next debt payment required under the Asset-Backed Notes. Accordingly, $9.0 million and $4.1 million as of June 30, 2006 and December 31, 2005, respectively, have been disclosed as restricted cash within the Company’s current assets. Further, in connection with IPH’s issuance of Asset Backed Notes, a reserve account has been established and the funds on deposit in such account will be applied to the last principal payment with respect to the Asset Backed Notes. Accordingly, $8.5 million and $5.0 million as of June 30, 2006 and December 31, 2005, respectively, have been disclosed as restricted cash within the Company’s other assets.

Interest rates and terms on the outstanding principal amount of the Asset-Backed Notes are as follows: $63 million principal amount bears interest at a fixed interest rate of 8.45% with a 7-year term, $28 million principal amount bears interest at a fixed rate of 8.12% with a 7- year term, and $49 million principal amount bears interest at a variable interest rate of LIBOR + 4% in the first year of the 5-year term and a fixed interest rate of applicable treasury rate + 4.5% for the remaining 4 years. There are no principal payments required with respect to $49 million in new financing in the first year.

Neither the Company nor any of its subsidiaries (other than IPH) is obligated to make any payment with respect to the Asset-Backed Notes, and the assets of the Company and its subsidiaries (other than IPH) are not available to IPH’s creditors. The assets of IPH are not available to the creditors of the Company or its subsidiaries (other than IPH).

Matters Pertaining to Unzipped.

See Notes G and H of Notes to Condensed Consolidated Financial Statements.

For the Current Six Months, Unzipped had no operations, as compared to a net loss (as defined for the purpose of determining if the Guarantee had been met) of $296,000 in the Prior Year Six Months. Consequently for the Current Six Months there was no Shortfall Payment, as compared to a Shortfall Payment of $438,000 in the Prior Year Six Months. The adjusted Shortfall Payment had been recorded in the Condensed Consolidated Income Statements as a reduction of Unzipped’s cost of sales (since the majority of Unzipped’s operations were with entities under common ownership with Sweet, including its exclusive supplier/ supply agent) and on the balance sheet as a reduction of the Sweet Note based upon the right to offset in the Management Agreement. After adjusting for the Shortfall Payment in Prior Year Six Months, Unzipped reported a net loss of $37,500 on sales of $448,000. Due to the immaterial nature of the related amounts, the net loss of $37,500 from Unzipped was included in the SG&A in the Company’s Condensed Consolidated Income Statements for the Prior Year Six Months.

Other Matters

Summary of Significant Accounting Policies.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and items have been eliminated in consolidation. The Company acquired the Joe Boxer brand on July 22, 2005, the Rampage brand on September 16, 2005, and the Mudd brand on April 11, 2006. All acquisitions have been accounted for using purchase price accounting. The purchase method of accounting requires that the total purchase price of an acquisition be allocated to the assets acquired and liabilities assumed based on their fair values on the date of the business acquisition. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. See Notes I, J and K of Notes to Condensed Consolidated Financial Statements.

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

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets,” which changes the accounting for goodwill and other intangible assets without determinable lives from an amortization method to an impairment-only approach. The Candie’s and Bongo trademarks had previously been amortized on a straight-line basis over their estimated useful lives of approximately 20 years. Effective July 1, 2005 the Company had a change in estimate of the useful lives of both the Candie’s and Bongo trademarks to indefinite life. The impact of this change in estimate for the Current Quarter and Current Six Months were a reduction in amortization expense relating to the Candie’s and Bongo trademarks totaling $296,000 and $593,000, respectively. As of June 30, 2006, the net book value of the Candie’s and Bongo trademarks totaled $14.3 million. Impairment losses are recognized for long-lived assets, including certain intangibles, used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are not sufficient to recover the assets' carrying amount. Impairment losses are measured by comparing the fair value of the assets to their carrying amount.

The Company has entered into various trade name license agreements that provide revenues based on minimum royalties and additional revenues based on a percentage of defined sales. Minimum royalty revenue is recognized on a straight-line basis over each period, as defined, in each license agreement. Royalties exceeding the defined minimum amounts are recognized as income during the period corresponding to the licensee’s sales. Beginning January 2005, the Company changed its business practices with respect to Bright Star Footwear, Inc (“Bright Star”), a subsidiary of the Company, which resulted in a change in revenue recognition from prior year. Bright Star now acts as an agent, therefore only net commission revenue is recognized commencing January 1, 2005.

Effective January 1, 2006, the Company adopted Statement No. 123(R), “Accounting for Share-Based Payment” (“SFAS 123(R)”), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Under SFAS 123(R), using the modified prospective method, compensation expense is recognized for all share-based payments granted prior to, but not yet vested as of, January 1, 2006. In December 2005, the Company’s Board of Directors approved the accelerated vesting of all employee service-based stock options previously granted under the Company’s various non-qualified stock option plans, which would have been unvested as of December 31, 2005. As a result, all options granted as of December 31, 2005, except certain options based on performance became exercisable immediately. The number of shares, exercise prices and other terms of the options subject to the acceleration remain unchanged. The acceleration of such option vesting resulted in an additional $446,000 of compensation expense reflected in pro forma net income for the year ended December 31, 2005, an amount that would have otherwise been recorded as compensation expense in the years ending December 31, 2006 and 2007, but had no impact on compensation recognition in 2005 as the options would have otherwise vested. Prior to the adoption of SFAS 123(R), the Company accounted for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Accordingly, the compensation cost for stock options had been measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount the employee must pay to acquire the stock. In accordance with the modified prospective transition method, the consolidated financial statements have not been restated to reflect the impact of SFAS 123(R). The impact on the Company's financial condition and results of operations of adopting FAS No. 123(R) will depend on the number and terms of stock options granted in future years under the modified prospective method, the amount of which can not currently be estimated by management.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

As a result of the Company’s financing activities, the Company was exposed to the risk of rising interest rates. The following table provides information on the Company’s fixed maturity debt as of June 30, 2006 that was sensitive to changes in interest rates.

The IPH’s additional assets-backed note, in connection with the new financing for the acquisition of Mudd had an average interest
rate of 9.03% for the three month period ended June 30, 2006   $49.0 million

See Notes D and K of Notes to Condensed Consolidated Financial Statements.

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

There have been no significant changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter and six months ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. Other Information

Item 1.  Legal Proceedings

See Note G of Notes to Condensed Consolidated Financial Statements.

Item 1A.  Risk Factors.

In addition to the risk factors disclosed in Part 1, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2005 set forth below are certain factors that have affected, and in the future could affect, our operations or financial condition. The risks described below and in our Annual Report on Form 10-K for the year ended December 31, 2005 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our financial condition and/or operating results.

Our business is dependent on continued market acceptance of our Candie’s, Bongo, Badgley Mischka, Joe Boxer, Rampage and Mudd trademarks and the products of our licensees bearing these brands.

Although the licensees of the current trademarks we own guarantee minimum net sales and minimum royalties to us, a failure of our current or future trademarks or of products utilizing our trademarks to achieve or maintain market acceptance could cause a reduction of our licensing revenues, thereby negatively affecting our cash flow. Such failure could also cause the devaluation of our trademarks, which are our primary assets, making it more difficult for us to renew our current licenses upon their expiration or enter into new or additional licenses for our trademarks. In addition, if such devaluation of our trademarks were to occur, a material impairment in the carrying value of one or more of our trademarks could also occur and be charged as an expense to our operating results. Continued market acceptance for our trademarks and our licensees’ products, as well as market acceptance of any future products bearing our trademarks, is subject to a high degree of uncertainty, made more so by constantly changing consumer tastes and preferences. Maintaining market acceptance for our licensees’ products and creating market acceptance for new products and categories of products bearing our marks will require our continuing and substantial marketing and product development efforts, which may, from time to time, also include our expenditure of significant additional funds, to keep pace with changing consumer demands. Additional marketing efforts and expenditures may not, however, result in either increased market acceptance of, or additional licenses for, our current or future trademarks or increased market acceptance, or sales, of our licensees’ products. Furthermore, while we believe that we currently maintain sufficient control over the products our licensees’ produce under our brand names through the provision of trend direction and our right to preview and approve a majority of such products as well as their presentation and packaging, we do not actually design or manufacture our licensed products and therefore have more limited control over such products’ quality and design than a traditional product manufacturer might have.

We will require additional capital to finance the acquisition of additional brands and our inability to raise such capital on beneficial terms or at all could restrict our growth

We will in the future require additional capital to help fund all or part of potential trademark acquisitions. If, at the time required, we have not generated sufficient cash from operations to finance those additional capital needs, we will need to raise additional funds through bank financing or other private or public equity and/or debt financing. We cannot assure you that, if and when needed, additional financing will be available to us on acceptable terms or at all. If additional capital is needed and is either unavailable or cost prohibitive, our growth may be limited as we may need to change our business strategy to slow the rate of, or eliminate, our expansion plans. In addition, any additional financing we undertake could impose covenants upon us that restrict our operating flexibility, and, if we issue equity securities to raise capital, our existing stockholders may experience dilution or the new securities may have rights senior to those of our common stock. Any such dilution could reduce the market price of our common stock unless and until we were able to achieve revenue growth or cost savings and other business economies sufficient to offset the effect of such an issuance. There is no guarantee that our stockholders will achieve greater returns as a result of any future acquisitions we complete.

Item 6.  Exhibits

Exhibit

2.1    Amendment dated April 11, 2006 to Asset Purchase Agreement dated as of March 31, 2006 between the Company and Mudd (USA), LLC.

4.1    Fourth Amended and Restated Indenture dated as of April 11, 2006 by and among IP Holdings LLC, as issuer, and Wilmington Trust Company, as Trustee. (1)

10.1  Termination and Settlement Agreement dated as of April 27, 2006 among the Company, Moss Acquisition Corp., and Cherokee Inc. (2)

10.2  Agreement dated June 2, 2006 among the Company, UCC Consulting, Content Holdings, James Haran and Robert D’Loren. (3)

10.3  Purchase and Sale Agreement dated June 2, 2006 by and among the Company, Content Holdings, Robert D’Loren, Seth Burroughs and Catherine Twist. (3)

10.4  Stock Purchase Warrant dated June 2, 2006 issued to Content Holdings. (3)

10.5  Stock Purchase Warrant dated June 2, 2006 issued to James Haran. (3)

10.6  Non Competition and Non-Solicitation Agreement between the Company and Neil Cole.*

10.7  Agreement dated June 8, 2006 between the Company and William Sweedler. (3)

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

________
(1)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K for the event dated April 11, 2006.

(2)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K for the event dated April 27, 2006.

(3)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K for the event dated June 2, 2006.

* Denotes management compensation plan or arrangement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        Iconix Brand Group, Inc.
__________________________________
                                                    (Registrant)

Date: August 9, 2006      /s/ Neil Cole
__________________________________     __________________________________
                                Neil Cole
                                Chairman of the Board, President
                                and Chief Executive Officer
                                (on Behalf of the Registrant)

Date:  August 9, 2006            /s/ Warren Clamen
__________________________________     __________________________________
                                Warren Clamen
                                Chief Financial Officer