Form 10-Q
period 2006-09-30
ICONIX BRAND GROUP, INC.
filed 2006-11-07
CIK 857737

United States
Securities and Exchange Commission
Washington, D.C. 20549
____________________________________

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ___ No. _X_

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.001 Par Value - 40,685,005 shares as of November 1, 2006.

INDEX

FORM 10-Q

Iconix Brand Group, Inc. and Subsidiaries

Part I.  Financial Information
Item 1. FINANCIAL STATEMENTS

Iconix Brand Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except par value)

	September 30,	December 31,
	2006	2005
Assets	(Unaudited)
Current Assets:
Cash and cash equivalents (including restricted cash of $16,055 in 2006 and $4,094 in 2005)	$21,255	$11,687
Marketable securities	-	553
Accounts receivable, net of reserve of $1,164 in 2006 and $260 in 2005	11,808	3,532
Due from affiliate	244	193
Deferred income taxes	6,691	3,716
Prepaid advertising and other	1,854	2,664
Total Current Assets	41,852	22,345
Property and equipment:
Furniture, fixtures and equipment at cost	2,585	2,027
Less: Accumulated depreciation and amortization	(1,332)	(1,175)
	1,253	852
Other Assets:
Restricted cash	10,575	4,982
Goodwill	42,528	32,835
Trademarks and other intangibles, net	267,938	139,281
Deferred financing costs, net	3,547	3,597
Deferred income taxes	12,597	11,978
Other	3,274	1,374
	340,459	194,047
Total Assets	$383,564	$217,244
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$5,391	$3,360
Promissory note payable	750	-
Accounts payable, subject to litigation	4,886	4,886
Deferred revenue	3,152	4,782
Current portion of long-term debt	25,549	13,705
Total current liabilities	39,728	26,733

Deferred income taxes	7,939	4,201
Long-term debt, less current maturities	144,882	85,414
Total liabilities	192,549	116,348

Contingencies and commitments	-	-

Stockholders’ Equity:
Common stock, $.001 par value - shares authorized 75,000;
shares issued 40,521 and 35,540 respectively	41	36
Additional paid-in capital	203,153	136,842
Accumulated other comprehensive income	155	-
Retained deficit	(11,667)	(35,315)
Treasury stock - 198 shares at cost	(667)	(667)
Total stockholders’ equity	191,015	100,896
Total Liabilities and Stockholders’ Equity	$383,564	$217,244

See Notes to Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Condensed Consolidated Income Statements - (Unaudited)
(in thousands, except earnings per share data)

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2006	2005	2006	2005

Licensing and commission revenue	$22,113	$9,205	$53,791	$17,792

Selling, general and administrative expenses (net of
recovery in 2005 pursuant to an agreement. See Note I)	6,072	3,868	17,572	9,385
Special charges	632	289	1,900	996

Operating income	15,409	5,048	34,319	7,411

Other expenses:
Interest expense	3,441	1,343	8,620	2,223
Interest income	(277)	(54)	(629)	(89)
Interest expense - net	3,164	1,289	7,991	2,134

Income before income taxes	12,245	3,759	26,328	5,277

Income taxes (benefits)	4,299	(1,400)	2,680	(3,180)

Net income	$7,946	$5,159	$23,648	$8,457

Earnings per share:
Basic	$0.20	$0.16	$0.62	$0.28

Diluted	$0.18	$0.14	$0.54	$0.26

Weighted average number of common shares outstanding:
Basic	39,782	32,501	38,075	29,859

Diluted	44,818	36,654	43,469	33,071

See Notes to Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

Nine Months Ended September 30, 2006
(in thousands)

						Accumulated
			Additional			Other
	Common Stock		Paid - in	Retained	Treasury	Comprehensive
	Shares	Amount	Capital	Deficit	Stock	Income	Total
Balance at January 1, 2006	35,540	$36	$136,842	$(35,315)	$(667)	$-	$100,896
Issuance of common stock related to acquisition of Mudd®	3,269	3	47,859	-	-	-	47,862
Issuance of common stock related to acquisition of London Fog	482	1	7,106				7,107
Warrants granted to non-employees related to acquisition of Mudd ®	-	-	4,596	-	-	-	4,596
Exercise of stock options and warrants	1,202	1	4,230	-	-	-	4,231
Option compensation expense	-	-	140	-	-	-	140
Release of valuation allowance from Net Operating Loss (“NOL”) related to options exercised previously	-	-	2,380	-	-	-	2,380
Unrealized gain on marketable securities (net of tax)	-	-	-	-	-	155	155
Issuance of restricted stock to employees, net of forfeitures	28	-	-	-	-	-	-
Net income	-	-	-	23,648	-	-	23,648
Balance at September 30, 2006	40,521	$41	$203,153	$(11,667)	$(667)	$155	$191,015

See Notes to Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(Unaudited)

(000's omitted)	Nine Months Ended September 30,
	2006	2005

Net cash provided by operating activities	$18,770	$5,627
Cash flows used in investing activities:
Purchases of fixed assets	(558)	(26)
Purchase of marketable securities	(78)	-
Acquisition of Mudd & London Fog	(76,522)	-
Acquisition of Joe Boxer and Rampage	-	(65,950)
Purchase of trademarks	(1,269)	(247)
Net cash used in investing activities	(78,427)	(66,223)
Cash flows (used in) provided by financing activities:
Proceeds from long-term debt	78,000	85,489
Increase in debt to be repaid with restricted-use cash		(12,000)
Repayment of loans from related parties	-	(2,465)
Proceeds from exercise of stock options and warrants	4,231	1,289
Payment of long-term debt	(6,863)	(1,430)
Deferred financing costs	(550)	(1,968)
Restricted cash - Current	(11,961)	(1,710)
Restricted cash - Non Current	(5,593)	-
Net cash provided by financing activities	57,264	67,205
Net (decrease) increase in cash and cash equivalents	(2,393)	6,609
Cash and cash equivalents, beginning of period	7,593	798
Cash and cash equivalents, end of period	$5,200	$7,407

Balance of restricted cash - Current	16,055	4,094
Total cash and cash equivalents including current restricted cash, end of period	$21,255	$11,687

Supplemental disclosure of cash flow information:
	Nine Months Ended September 30,
	2006	2005

Cash paid during the year:
Interest	$7,150	$1,219

Taxes	$-	$-

Supplemental disclosures of non-cash investing and financing activities:

	Nine Months Ended September 30,
	2006	2005

Acquisitions:
Common stock issued	$54,969	$56,386
Warrants issued - acquisition cost	$4,596	$-

Assumption of Kmart Loan	$-	$10,798
Issuance of promissory note	$750	$-

See Notes to Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2006

NOTE A   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months (“Current Quarter”) and the nine months (“Current Nine Months”) ended September 30, 2006 are not necessarily indicative of the results that may be expected for a full fiscal year.

The Candie's and Bongo trademarks had previously been amortized on a straight-line basis over their estimated useful lives of approximately 20 years. Effective July 1, 2005, the Company changed the estimated useful lives of the Candie's and Bongo trademarks to be an indefinite life. Accordingly, the recorded value of these trademarks are no longer amortized, but instead are tested for impairment on an annual basis. Amortization expenses recorded for Candies and Bongo trademarks in the quarter (“Prior Year Quarter”) and the nine months (“Prior Year Nine Months”) ended September 30, 2005, prior to this change in estimate, were $0 and $593,000, respectively.

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

Effective July 1, 2005, the Company changed its corporate name to Iconix Brand Group, Inc. and its NASDAQ symbol to ICON.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K/A for the year ended December 31, 2005.

NOTE B - MARKETABLE SECURITIES

Marketable securities consist of common stock of Mossimo Inc. (“Mossimo”), acquired by the Company. These equity shares will be cancelled upon the closing of the merger with Mossimo as previously announced by the Company. These securities are carried at fair value, with unrealized gains and losses, net of any tax effect, reported in stockholders' equity as accumulated other comprehensive income. The values of these securities may fluctuate as a result of changes in market price of Mossimo's stock. At September 30, 2006, the marketable securities of approximately $900,000 are included in other non current assets. See Note Q.

NOTE C   ACQUISITION OF JOE BOXER

On July 22, 2005, the Company acquired the Joe Boxer brand from Joe Boxer Company, LLC and its affiliates. Joe Boxer is a leading lifestyle brand of apparel, apparel accessories and home goods for men, women, teens and children. The Joe Boxer brand is currently licensed exclusively to Kmart in the United States and internationally to manufacturers in Canada, Mexico and Scandinavia.

The aggregate purchase price paid was $88.9 million as detailed in the table below. Based on the Company's assessment of the fair value of the assets acquired, approximately $79.8 million has been assigned to the Joe Boxer trademark. Under the purchase method of accounting, tangible and identifiable intangible assets acquired and liabilities assumed are recorded at their estimated fair values. The estimated fair values and useful lives of intangible assets acquired have been supported by a third party valuation based on a discounted cash flow analysis. The Joe Boxer trademark has been determined to have an indefinite useful life and accordingly, consistent with FAS 142, no amortization will be recorded in the Company's consolidated statements of operations. Instead, the related intangible asset will be tested for impairment at least annually, using discounted cash flow analysis and estimates of future sales proceeds with any related impairment charge recorded to the statement of operations at the time of determining such impairment.

Total purchase price was comprised as follows (in thousands except per share amounts):

Cash paid for acquisition	$40,755

Fair value of 4,350,000 restricted shares of common stock at $8.33 per share	36,236
Value of warrants issued as a cost of the acquisition	788
Total equity consideration	$37,024

Assumption of Kmart loan, including $3,509 due within 12 months	10,798
Accrued interest, Kmart loan	309
Total cost of acquisition	$88,886

The purchase price was allocated to the estimated fair value of the assets acquired as follows (in thousands):

Accounts receivable	$3,121
Deferred tax asset	2,700
Licensing contracts	1,333
Joe Boxer trademark	79,800
Goodwill	1,932
Total allocated purchase price	$88,886

The $1.3 million of licensing contracts is being amortized on a straight-line basis over the remaining contractual period of approximately 29 months. The goodwill of $1.9 million is not being amortized but instead is subject to a test for impairment on at least an annual basis.

As part of this acquisition, the Company entered into an employment agreement with Mr. William Sweedler (“Sweedler”) as Executive Vice President of the Company and President of the Joe Boxer division. As part of his compensation, on July 22, 2005, he was granted 1,425,000 stock options of which 225,000 vested immediately, and 1,200,000 would vest contingent upon achievement by the Joe Boxer division of certain revenues levels. On June 8, 2006, the Company and Sweedler entered into an agreement (the “Sweedler Agreement”), which provides for the termination of the employment agreement between the Company and Sweedler dated July 22, 2005, the resignation of Sweedler as Executive Vice President of the Company, President of its Joe Boxer Division and a member of the Company's Board of Directors, and the termination of the approximately 1,200,000 unvested options previously issued to Sweedler in connection with the employment agreement. On September 18, 2006, the Company entered into a consulting agreement with Sweedler whereby he will perform services for the Company with respect to finding, negotiating, financing or otherwise advising the Company regarding potential acquisition opportunities (the “Consulting Agreement”). Under the Consulting Agreement, the Company will issue to Sweedler ten-year warrants, with certain registration rights, to purchase 400,000 shares of the Company's common stock at an exercise price of $8.81 per share (the “Sweedler Warrants”), vesting at the rate of one-third, one-third, one-third upon the closing of each of the first three Qualified Company Acquisitions (as defined in the Consulting Agreement) and pay him a fee of approximately $333,333 upon the closing of each of such Qualified Company Acquisitions. The Sweedler Warrants will be issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 (the “Act”).

The Company obtained $40 million in cash to pay a portion of the purchase price for the Joe Boxer assets through the debt issuance by IP Holdings, LLC ("IPH") a subsidiary of the Company, of a $63 million Asset-Backed Note. Approximately $17.5 million of the proceeds of the Asset-Backed Note were used to refinance previously existing Asset-Backed Notes, as described in Note G, $40.0 million was paid to the sellers, approximately $1.0 million was used to pay costs associated with the debt issuance, $310,000 was deposited in a reserve account as required by the holder of the Asset-Backed Note, and approximately $4.0 million was available to the Company for working capital purposes. Costs associated with the debt issuance of approximately $1.0 million have been deferred and are being amortized over the 7-year life of the refinanced debt.

UCC Capital Corporation (“UCC”) acted as a financial advisor to IPH in connection with the Joe Boxer and the Rampage brand acquisitions. See Note D. On June 7, 2005, the Company entered into a financial advisory agreement with UCC to issue UCC a ten-year warrant ("Warrant") to purchase an aggregate of 1,000,000 shares of the Company's common stock ("Warrant Shares") at a price of $5.98 per share, subject to anti-dilution adjustments under certain conditions, with one third of the Warrant Shares vesting upon consummation of each acquisition, for a total of three acquisitions. On July 22, 2005, 333,334 of the Warrants Shares vested, with a fair value of $788,000, upon consummation of the acquisition of Joe Boxer.

Pursuant to this financial advisory agreement, UCC acted as the Company's exclusive advisor in connection with providing various advisory services relating to the Company's acquisitions. On June 2, 2006, the Company and UCC agreed to terminate the existing exclusive financial advisory agreement and effect a new non-exclusive arrangement for advisory services rendered by UCC in connection with the Company's previously announced agreement to acquire Mossimo (the “Mossimo Acquisition”) (the “Non-Exclusive Agreement”). See Note Q.

The Non-Exclusive Agreement provides for the Company to pay to UCC, upon the closing of the Mossimo Acquisition, a one-time $2.5 million fee (the “UCC Fee”) and to issue to its designees ten-year non-transferable warrants to purchase an aggregate of 250,000 shares of the Company's common stock, at a price of $15.93 per share (the “UCC Warrants”) in consideration of the advisory services rendered by UCC in connection with the Mossimo Acquisition. The Company may defer payment up to $500,000 of the UCC Fee through the issuance of a promissory note, which would mature and become payable, together with interest accruing at the rate of 6% per annum, on October 31, 2006. The UCC Warrants, which were issued pursuant to an exemption from registration under Section 4(2) of the Act on June 2, 2006, contain certain registration rights and will vest upon the consummation of the Mossimo Acquisition.

On September 19, 2005, the Company filed with the SEC a registration statement covering the resale of certain of the shares of common stock issued in connection with the acquisition of Joe Boxer and the resale of the Warrant Shares. The registration statement was declared effective by the SEC on October 12, 2005.

NOTE D   ACQUISITION OF RAMPAGE

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

Total purchase price was determined as follows (in thousands except per share amounts):

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

The Company obtained $25.8 million in cash to pay a portion of the purchase price of the Rampage assets through the debt issuance by IPH of $103 million of Asset-Backed Notes. Approximately $63 million of the proceeds of the Asset-Backed Notes were used to refinance the previously issued Asset-Backed Note described in Note C, $25.8 million was paid to the sellers of the Rampage brand, approximately $774,000 was used to pay costs associated with the debt issuance, $1.4 million was deposited in a liquidity reserve account, and $12 million was deposited in an escrow account for the benefit of the holders of the Asset-Backed Notes, to be used by IPH only for the purchase of additional intellectual property assets. The purchase did not occur prior to November 15, 2005 so IPH redeemed $12 million principal amount of the Asset-Backed Notes in November 2005 with no penalty. Costs associated with the debt issuance have been deferred and are being amortized over the 7-year life of the Asset-Backed Notes.

In accordance with the agreement with UCC (See Note C), an additional 333,333 of the Warrants Shares vested on September 16, 2005 with a fair value of approximately $1.7 million upon consummation of the Rampage acquisition, for which UCC acted as a financial advisor to IPH

On October 17, 2005, the Company filed with the SEC a registration statement covering the resale of the shares of common stock issued in connection with the acquisition of Rampage. The registration statement was declared effective by the SEC on October 27, 2005.

NOTE E - ACQUISITION OF MUDD

In April 2006, the Company acquired certain assets of Mudd (USA) LLC related to the Mudd brand, including trademarks, intellectual property and related names worldwide, excluding China, Hong Kong, Macau and Taiwan. In consideration for the purchase of the assets, the Company paid the seller $45 million in cash and issued to the seller 3,269,231 restricted shares of the Company common stock. In connection with this acquisition, IPH entered into a license agreement with Mudd (USA) giving Mudd (USA) the exclusive right to use the Mudd trademark in connection with the design, manufacture, sale and distribution of women's and children's jeanswear and related products in the United States, in return for which Mudd (USA) has guaranteed IPH a minimum amount of revenues with respect to the royalties due to IPH under its license and royalties due to IPH from all other license agreements assumed by IPH with respect to the Mudd brand for a period of two years. Mudd (USA)'s obligations to IPH under the guarantee and to the Company under other agreements are secured by its pledge of a portion of the cash and shares issued by the Company as consideration in the acquisition. The Company agreed to file a registration statement to allow the seller to publicly sell the shares issued to it in connection with the acquisition and the seller agreed to certain contractual restrictions on the sale of the shares by it.

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

Total purchase price was determined as follows (in thousands except per share amounts):

Cash paid for acquisition	$45,000

Fair value of 3,269,231 shares of $.001 par value common stock at $14.64 fair market value per share	47,862
Value of 408,334 warrants ($5.98 exercise price for 333,334 and $8.58 exercise price for 75,000) issued as a cost of the acquisition	4,596
Total equity consideration	52,458

Other estimated costs of acquisition, including $990 to be paid after closing	1,775
Total cost of acquisition	$99,233

The purchase price was allocated to the estimated fair value of the assets acquired as follows (in thousands):

Mudd Trademarks	$87,100
Mudd domain name	340
Mudd license agreements	700
Mudd non-compete agreement	1,400
Goodwill	9,693
Total allocated purchase price	$99,233

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

In accordance with the agreement with UCC (See Note C), an additional 408,334 of the Warrants Shares vested on April 11, 2006 with a fair value of $4.6 million upon consummation of the Mudd acquisition, for which UCC acted as a financial advisor to IPH.

The following unaudited pro-forma information presents a summary of the Company's consolidated results of operations as if the Joe Boxer, Rampage, and Mudd acquisitions and their related financing had occurred on January 1, 2005. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on January 1, 2005, or which may result in the future.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005*	2006	2005
	(000's omitted, except per share)
Licensing revenues	$22,113	$13,917	$58,398	$45,891
Operating income	$15,409	$8,844	$35,602	$26,839
Net Income	$7,946	$6,921	$23,752	$17,507

Basic earnings per common share	$0.20	$0.19	$0.60	$0.44
Diluted earnings per common share	$0.18	$0.19	$0.53	$0.41

* The financial results related to Joe Boxer and Rampage for the three months ended September 30, 2005 was not available and therefore was not included in the pro forma information for the three months ended September 30, 2005.

NOTE F - PURCHASE OF LONDON FOG TRADEMARKS

On August 28, 2006, the Company completed the purchase of the London Fog trademarks and certain related intellectual property assets from London Fog Group Inc. In consideration for the purchase of these assets, the Company paid the seller $30.5 million in cash and issued to the seller 482,423 shares of the Company common stock.

The financing for this acquisition was accomplished through the private placement on August 28, 2006 by IPH of its Asset-Backed Notes, secured by the intellectual property assets owned by IPH (including the London Fog trademarks), together with approximately $3.1 million of the Company’s cash. The issuance of the Asset-Backed Notes raised $29 million in new financing for IPH (before giving effect to the payment of expenses related to their issuance and required deposits to reserve accounts), and approximately $130.9 million principal amount of the Asset-Backed Notes were exchanged for all of the outstanding Asset-Backed Notes previously issued by IPH. The $29 million principal amount of Asset-Backed Notes representing the new financing portion of the private placement were used as follows: $27.5 million was paid to the seller of the London Fog trademarks, approximately $52,500 was used to pay professional fees associated with the trademark purchased, and $1.35 million was deposited in a liquidity reserve account as required by the holder of the Asset-Backed Notes. The costs relating to the $29 million in new financing of approximately $60,000 have been deferred and are being amortized over the 5 year life of the financed debt.

Total purchase price was determined as follows (in thousands except per share amounts):

Cash paid for acquisition	$30,500

Fair value of 482,423 shares of $.001 par value common stock at $14.73 fair market value per share	7,106

Total equity consideration	37,606

Other estimated costs of acquisition	480
Total cost of acquisition	$38,086

The total cost of this asset purchase was accounted for as the London Fog trademark.

NOTE G   FINANCING AGREEMENTS

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

In the fiscal quarter ended September 30, 2005, the Company, through IPH, acquired the Joe Boxer brand from Joe Boxer Company, LLC and its affiliates, and the Rampage brand from Rampage Licensing, LLC. See Notes C and D. The financing for the acquisitions was accomplished through two private placements by IPH of Asset-Backed Notes, secured by the intellectual property assets owned by IPH. The combined proceeds of the Asset-Backed Notes, totaling $103 million, were used as follows: approximately $17.5 million was used to refinance previously issued Asset-Backed Notes, $40.0 million was paid to the sellers of the Joe Boxer brand, approximately $25.8 million was paid to the sellers of the Rampage brand, $1.7 million was placed in a liquidity reserve account as required by the holder of the Asset-Backed Notes, approximately $1.8 million was used to pay costs associated with the debt issuance, approximately $200,000 was paid to legal professionals associated with the acquisitions, approximately $4.0 million was available for working capital purposes, and $12 million was deposited in an escrow account for the benefit of the holder of the Asset-Backed Notes, to be used by IPH solely for the purchase of certain intellectual property assets. IPH redeemed $12 million of the Asset-Backed Notes without penalty as the purchase of these intellectual property assets did not occur. Costs associated with the debt issuances of approximately $1.8 million have been deferred and are being amortized using the interest method over the 7 year life of the Asset-Backed Notes.

In April 2006, the Company, through IPH, acquired certain assets of Mudd (USA) LLC (“Mudd (USA)”) related to the Mudd brand, including trademarks, intellectual property and related names worldwide, excluding China, Hong Kong, Macau and Taiwan. The financing for the acquisition was accomplished through the private placement on April 11, 2006 by IPH of approximately $136 million principal amount of Asset-Backed Notes. The issuance of the Asset-Backed Notes raised $49 million in new financing for IPH (before giving effect to the payment of expenses in connection with the issuance of the Asset-Backed Notes and required deposits to reserve funds), and approximately $87 million principal amount of the Asset-Backed Notes was exchanged for Asset Backed Notes previously issued by IPH. The Asset-Backed Notes are secured by the acquired assets, as well as by other intellectual property assets owned by IPH. The payment of the principal and interest on the Asset-Backed Notes has been made from amounts received by IPH under license agreements with various licensees of the acquired assets and IPH's other intellectual property assets.

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

On August 28, 2006, the Company completed the acquisition of the London Fog trademarks and certain related intellectual property assets from London Fog Group Inc. The financing for this acquisition was accomplished through the private placement on August 28, 2006 by IPH of its Asset-Backed Notes, secured by the intellectual property assets owned by IPH (including the acquired assets), together with approximately $3.1 million of the Company's funds. The issuance of the Asset-Backed Notes raised $29 million in new financing for IPH (before giving effect to the payment of expenses related to their issuance and required deposits to reserve accounts), and approximately $130.9 million principal amount of the Asset-Backed Notes were exchanged for all of the outstanding Asset-Backed Notes previously issued by IPH. The $29 million principal amount of Asset-Backed Notes representing the new financing portion of the private placement were used as follows: $27.5 million was paid to the seller of the London Fog assets, approximately $112,500 was used to pay costs associated with the issuance of such notes and $1.35 million was deposited in a liquidity reserve account as required by the holder of the Asset-Backed Notes.

Subject to terms of the Asset-Backed Notes, if by April 1, 2006, IPH had not entered into or renewed certain licensing agreement(s) with respect to the Joe Boxer brand that guaranteed certain royalty thresholds, IPH was required to deposit, from revenues generated from the Joe Boxer brand, to a renewal reserve account $3.75 million for each quarter beginning in April 2006. IPH made two deposits of $3.75 million in April 2006, and July 2006. On September 28, 2006, IPH entered into a new agreement with Kmart, which among other things, extended the term of Kmart's license with the Company. This agreement satisfied the criteria specified in the terms of the Asset-Backed Notes, and as such, the Company is not required to make any additional deposits to the renewal reserve. On October 24, 2006, the $7.5 million, which is included in current restricted cash as of September 30, 2006, was returned to the Company, and is no longer restricted.

Cash on hand in the bank account of IPH is restricted at any point in time up to the amount of the next debt principal and interest payment required under the Asset-Backed Notes. Accordingly, $16.1 million and $4.1 million as of September 30, 2006 and December 31, 2005, respectively, have been disclosed as restricted cash within the Company's current assets. Further, in connection with IPH's issuance of Asset Backed Notes, a reserve account has been established and the funds on deposit in such account will be applied to the last principal payment with respect to the Asset Backed Notes. Accordingly, $10.6 million and $5.0 million as of September 30, 2006 and December 31, 2005, respectively, have been disclosed as restricted cash within the Company's other assets.

Interest rates and terms on the outstanding principal amount of the Asset-Backed Notes as of September 30, 2006 are as follows: $56.7 million principal amount bears interest at a fixed interest rate of 8.45% with a 6-year term, $25.2 million principal amount bears interest at a fixed rate of 8.12% with a 6- year term, and $78 million principal amount bears interest at a fixed rate of 8.99% with a 6 ½ year term There are no principal payments required with respect to $49 million in new financing in the first year.

Neither the Company nor any of its subsidiaries (other than IPH) is obligated to make any payment with respect to the Asset-Backed Notes, and the assets of the Company and its subsidiaries (other than IPH) are not available to IPH's creditors. The assets of IPH are not available to the creditors of the Company or its subsidiaries (other than IPH).

The Kmart Note

In connection with the acquisition of Joe Boxer in July, 2005, the Company assumed a promissory note, dated August 13, 2001 in the amount of $10.8 million that originated with the execution of the exclusive license with Kmart Stores, Inc. by the former owners of Joe Boxer (the “Kmart Note”).   The Kmart Note provides for interest at 5.12% and is payable in three (3) equal annual installments, on a self-liquidating basis, on the last day of each year commencing on December 31, 2005 and continuing through December 31, 2007.  Payments due under the Kmart Note may be off-set against any royalties owed under the Kmart License.  As of September 30, 2006, the outstanding balance of the note was $7.4 million. The Kmart Note may be pre-paid without penalty.

The following is a summary of debt maturities for the periods indicated that existed as of September 30, 2006 (amounts in thousands):

Debt Maturities	Total	2006	2007 -2008	2009-2010	After 2010

Kmart Note	$7,377	$3,596	$3,781	$-	$-
Sweet Note (See Notes H and I)	3,112	-	-	-	3,112
Asset-backed Notes	159,942	21,953	41,736	49,525	46,728
Total Debt Maturities	$170,431	$25,549	$45,517	$49,525	$49,840

NOTE H   COMMITMENTS AND CONTINGENCIES

Sweet Sportswear/Unzipped litigation

On August 5, 2004, the Company, along with its subsidiaries, Unzipped Apparel LLC (“Unzipped”), Michael Caruso & Co. Inc. and IPH (collectively referred to as the “plaintiffs”), commenced a lawsuit in the Superior Court of California, Los Angeles County, against Unzipped's former manager, former supplier and former distributor, Sweet Sportswear LLC (“Sweet”), Azteca Production International, Inc. (“Azteca”), and Apparel Distribution Services, LLC (“ADS”), respectively, and a principal of these entities and former member of the Company's board of directors, Hubert Guez (collectively referred to as the “defendants”). Plaintiffs amended their complaint on November 22, 2004. In the amended complaint, plaintiffs alleged that defendants fraudulently induced them to purchase Sweet's 50% interest in Unzipped for an inflated price, that Sweet and Azteca committed material breaches of the Unzipped management agreement and supply and distribution agreements, described below, and that Mr. Guez materially breached his fiduciary obligations to the Company while a member of its Board of Directors. Also, plaintiffs alleged that defendants have imported, distributed and sold goods bearing the Company's Bongo trademarks in violation of federal and California law. Plaintiffs sought damages in excess of $50 million. Defendants filed a motion to dismiss certain of the claims asserted in the amended complaint, which was denied by the Court in its entirety on February 7, 2005.

By order dated June 8, 2006, the Court entered summary judgment in defendants' favor with respect to plaintiffs' fraud claims asserted within plaintiffs' amended complaint.  However, by order dated July 19, 2006, the Court granted plaintiffs' request to assert new fraud claims via a second amended complaint.  Plaintiffs' second amended complaint also incorporates the non-fraud claims asserted within plaintiffs' amended complaint, and seeks damages in excess of $50 million.

On March 10, 2005, Sweet, Azteca and ADS (collectively referred to as the “cross-complainants”), filed an answer to plaintiffs' amended complaint and a cross-complaint against plaintiffs and the Company's chief executive officer, Neil Cole (collectively referred to as the “cross-defendants”), seeking compensatory, punitive and exemplary damages and litigation costs, as well as the establishment of a constructive trust for their benefit. The cross-complainants alleged that some or all of the cross-defendants breached the Unzipped management agreement and supply and distribution agreements; that IPH and Mr. Cole interfered with Sweet's performance under the Unzipped management agreement; and that the Company, Caruso and Mr. Cole interfered with cross-complainants' relationships with Unzipped and caused Unzipped to breach its agreements with Azteca and ADS. Cross-complainants also alleged that some or all of the Company, Caruso and Mr. Cole fraudulently induced Sweet to sell its 50% interest in Unzipped to the Company for a deflated price and accept the 8% senior subordinated note in the principal amount of $11 million that the Company issued to Sweet in connection therewith.

The Company had previously entered into a management agreement with Sweet wherein Sweet guaranteed that the net income of Unzipped, as defined, would be no less than $1.7 million for each year during the term. In the event that this guaranteed amount of net income was not met, Sweet was obligated to pay the difference between the actual net income, as defined, and such guaranteed amount, referred to as the shortfall payment. The cross-complaint alleged that the Company breached its obligations to Sweet arising under the Company's 8% note to Sweet by, among other things, understating Unzipped's earnings for the fiscal year ended January 31, 2004 and the first three quarters of the fiscal year ended January 31, 2005 for the purpose of causing Unzipped to fall short of the guaranteed net income amount for these periods, and improperly offsetting the shortfall payment against the note. Lastly, the cross-complaint alleged that the understatements in Unzipped's earnings and offsets against the 8% note were incorporated into the Company's public filings for the periods identified above, causing it to overstate materially its earnings and understate its liabilities for such period with the effect of improperly inflating the public trading price of the Company's common stock.

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

Sweet/Cole litigation

On May 11, 2006, Sweet commenced a related lawsuit in the Superior Court of California, Los Angeles County, against Mr. Cole and the Company's independent registered public accountants. In this lawsuit, Sweet alleged that Mr. Cole and the Company's accountants induced the breach of and/or interfered with the Unzipped management agreement, the Company's 8% note to Sweet and an engagement agreement entered into between Sweet, on behalf of Unzipped, and the Company's accountants whereby they agreed to audit Unzipped's financial performance for the year ended January 31, 2004. Sweet alleged that Mr. Cole and the accountants agreed to inaccurately certify the value of Unzipped's inventory and thereby improperly enabled the Company to avoid payments required under the 8% note. Predicated upon a motion to dismiss filed by Mr. Cole, on October 24, 2006, Mr. Cole was dismissed from this lawsuit.

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

Redwood Shoe litigation

In January 2002, Redwood Shoe Corporation, one of the Company's former buying agents of footwear, filed a complaint in the U.S. District Court for the Southern District of New York, alleging that the Company breached various contractual obligations to Redwood and seeking to recover damages in excess of $20 million plus its litigation costs. The Company filed a motion to dismiss certain counts of the complaint based upon Redwood's failure to state a claim, in response to which Redwood has filed an amended complaint. The Company also moved to dismiss certain parts of the amended complaint. The magistrate assigned to the matter granted, in part, the Company's motion to dismiss. By Order dated November 28, 2005, the District Court adopted the Magistrate's ruling in its entirety dismissing approximately $20 million of Redwood's asserted claims. On December 14, 2005, the Company filed an answer asserting 13 counterclaims against Redwood and Redwood's affiliate, Mark Tucker, Inc., or MTI. On the same date, the Company filed a motion to have MTI joined with Redwood as a defendant in the action, and that motion was granted by the District Court. MTI filed a motion seeking to have all of the counterclaims asserted against it dismissed. Redwood has filed a motion seeking the dismissal of certain of these counterclaims. These motions are pending before the District Court.

The Company intends to vigorously defend the lawsuit, and to vigorously prosecute the claims it has asserted against Redwood and MTI. At September 30, 2006 and December 31, 2005, the payable to Redwood totaled approximately $1.8 million which is subject to any claims, offsets or other deductions the Company may assert against Redwood, and was reflected in the Company's consolidated financial statements under “Accounts payable, subject to litigation.”

The Bongo Apparel, Inc. Litigation

            On or about June 12, 2006, one of the Company's licensees, Bongo Apparel, Inc., or BAI, filed suit in the Supreme Court of the State of New York, County of New York, against the Company and its subsidiary, IPH.  In its amended complaint, BAI alleges that the Company and IPH engaged in conduct that damaged the Bongo apparel brand and/or BAI’s relationships with its customers.  BAI asserts various claims of breach of contract, breach of the covenant of good faith and fair dealing, fraudulent inducement, unfair competition, and violation of New York's General Business Law.  It seeks damages of at least $25 million, recovery of its litigation costs, and a declaratory judgment that the Company breached a license agreement between the parties, that BAI is not in breach of that agreement, and that BAI properly terminated that agreement.  The Company believes that, in addition to other defenses and counterclaims that it intends to assert, the claims in the lawsuit are the subject of a release and settlement agreement that was entered into by the parties in August 2005, and on or about August 17, 2006, the Company and IPH filed a motion to dismiss the amended complaint based on the release, among other reasons.  That motion is currently pending before the Court.  The Company has transitioned the Bongo jeans wear license to a new licensee.

The Litigation Against Bongo Apparel, Inc. and TKO Apparel, Inc.

            Additionally, on or about October 6, 2006, the Company and its subsidiary, IPH, filed suit in the United States District Court for the Southern District of New York against BAI and its guarantor, TKO Apparel, Inc.  This suit asserts various contract, tort and trademark claims that it asserts arise as a result of the failures of BAI with regard to the Bongo men's jeans wear business and its wrongful conduct with regard to the Bongo women's jeans wear business following its entry into the aforementioned release and settlement agreement in August 2005.  Additionally, it concerns TKO Apparel, Inc.'s refusal to guarantee BAI’s payment and performance in accordance with its guarantee. The Company and IPH are seeking monetary damages in an amount to be determined at trial and a permanent injuction with respect to the use of the Bongo trademark.

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

NOTE I   UNZIPPED APPAREL, LLC

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

Related Party Transactions:

Prior to August 5, 2004, Unzipped was managed by Sweet pursuant to the Management Agreement, pursuant to which Sweet was obligated to manage the operations of Unzipped in return for, commencing in the fiscal year ended January 31, 2004 (“Fiscal 2004”), a management fee based upon certain specified percentages of net income that Unzipped would achieve during the three-year term. In addition, Sweet entered into a Guarantee that the net income, as defined, of Unzipped commencing in Fiscal 2004 would be no less than $1.7 million for each year during the term. In the event that the Guarantee was not met, under the Management Agreement, Sweet was obligated to pay to the Company the difference between the actual net income of Unzipped, as defined, and the Guarantee. The Shortfall Payment could be offset against the amounts due under the Sweet Note at the option of either Sweet or the Company.

Unzipped's operation has been discontinued since January 31, 2005. For the Current Nine Months, Unzipped had no operations, as compared to a net loss (as defined for the purpose of determining if the Guarantee had been met) of $296,000 in the quarter ended March 31, 2005. Consequently for the Current Nine Months there was no Shortfall Payment, as compared to a Shortfall Payment of $438,000 in the Prior Year Nine Months. The adjusted Shortfall Payment had been recorded in the consolidated income statements as a reduction of Unzipped's SG&A and on the balance sheet as a reduction of the Sweet Note based upon the right to offset in the Management Agreement. After adjusting for the Shortfall Payment in Prior Year Nine Months, Unzipped reported a net loss of $37,500 on sales of $448,000. Due to the immaterial nature of the related amounts, the net loss of $37,500 from Unzipped was included in the selling, general and administrative expense in the Company's Condensed Consolidated Income Statements for the Prior Year Nine Months.

On August 5, 2004, Unzipped terminated the Management Agreement with Sweet, the supply agreement with Azteca and the distribution agreement with ADS and commenced a lawsuit against Sweet, Azteca, ADS and Mr. Guez. See Note H.

At September 30, 2006, the Company included in “accounts payable, subject to litigation” amounts due to Azteca and ADS of $847,000 and $2.3 million respectively, the same as reported as of December 31, 2005. See Note H.

In a separate transaction concerning Unzipped with BAI, BAI is the licensee of the BONGO jeans wear business formerly managed by Sweet. Prior to August 26, 2005, BAI managed the operations of Unzipped following the termination of Sweet as the manager on August 5, 2004. In connection with BAI's license and this transition, the designees of TKO Apparel (an affiliate of BAI) purchased one million shares of the common stock of the Company at a price of $2.20 per share. In a separate transaction, TKO Apparel agreed to lend Unzipped $2.5 million, which the Company repaid in 2005. See Note H.

NOTE J  INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, (“SFAS 109”) “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, management reviews both positive and negative evidence pursuant to the requirements of SFAS No. 109, including current and historical results of operations, the annual limitation on utilization of net operating loss carry forwards pursuant to Internal Revenue Code section 382, future income projections and the overall prospects of the Company's business. Based upon management's assessment of all available evidence, including the Company's completed transition into a licensing business, estimates of future profitability based on projected royalty revenues from its licensees, and the overall prospects of the Company's business, management is of the opinion that the Company will be able to utilize the deferred tax assets in the foreseeable future, and as such do not anticipate requiring a further valuation allowance. Based on current estimates of pre-tax income for the year ending December 31, 2006, the management anticipates a net income tax expense for this year.

NOTE K   EARNINGS PER SHARE

Basic earnings per share includes no dilution and is computed by dividing earnings attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options and warrants. As a result of the Company's decision to accelerate the vesting of options granted as of December 31, 2005, all options except certain options based on performance became exercisable immediately and were included in the calculation of dilution. At September 30, 2006, 7.8 million options/warrants were outstanding.

The following is a reconciliation of the shares used in calculating basic and diluted earnings per share:

	Three months ended Sep 30,		Nine months ended Sep 30,
	2006	2005	2006	2005
Basic	39,782	32,501	38,075	29,859
Effect of assumed conversions of stock options and warrants	5,036	4,153	5,394	3,212
Diluted	44,818	36,654	43,469	33,071

NOTE L   STOCK OPTIONS/WARRANTS

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

In December 2005, the Company's Board of Directors approved the accelerated vesting of all employee service-based stock options previously granted under the Company's various non-qualified stock option plans, which would have been unvested as of December 31, 2005. As a result, all options granted as of December 31, 2005, except certain options based on performance became exercisable immediately. The number of shares, exercise prices and other terms of the options subject to the acceleration remain unchanged. The acceleration of such option vesting resulted in an additional $446,000 of compensation expense reflected in pro-forma net income for the prior year, an amount that would have otherwise been recorded as compensation expense in the years ending December 31, 2006 and 2007, but had no impact on compensation recognition in 2005 as the options would have been otherwise vested.

As of September 30, 2006, 7.8 million stock options/warrants were outstanding. The following table includes summary information for stock options/warrants for employees and non-employee directors and consultants for the nine months ended September 30, 2006:

			Weighted-Average	Aggregate Intrinsic
	Shares		Exercise Price	Value

Outstanding at December 31, 2005	9,573,292		$5.09
Granted	1,102,443	*	10.84
Canceled	(1,217,750)		8.71
Exercised	(1,647,110)		6.20
Expired	-		-
Outstanding at September 30, 2006	7,810,875	**	$4.96	$87,030,006
Exercisable at September 30, 2006	6,889,097		$4.21	$82,479,357

* Includes 40,000 options granted to its employees at the market price and 1,062,443 warrants granted to non-employee consultants in connection with acquisitions. See Notes E and F.

** Includes 850,000 warrants outstanding at prices ranging from $8.72 to $15.93, and a weighted average exercise price of $10.88 per share, subject to adjustment in certain circumstances. Of these warrants, warrants to purchase 600,000 shares of common stock were immediately exercisable as of September 30, 2006. The warrants expire on dates ranging from August 26, 2012 to June 2, 2016.

The intrinsic value of options exercised during the nine months ended September 30, 2006 was based on the closing prices of the Company's common stock on the dates of exercise. The aggregate intrinsic value for options outstanding and exercisable at September 30, 2006 was based on the closing price of the Company's common stock at September 30, 2006, which was $16.10.

Options/warrants outstanding and exercisable at September 30, 2006 were as follows:

	Options/Warrants Outstanding			Options/Warrants Exercisable
		Weighted Average	Weighted		Weighted
Range of	Number	Average	Average	Number	Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
$0.24-1.14	426,625	4.00	$1.07	426,625	$1.07
$1.15-1.50	370,500	4.38	$1.25	370,500	$1.25
$1.51-2.50	981,000	6.53	$1.99	981,000	$1.99
$2.51-3.50	2,404,750	4.17	$3.14	2,404,750	$3.14
$3.51-5.00	1,292,750	8.46	$4.62	1,191,082	$4.63
$5.01-10.19	2,335,250	9.26	$9.56	1,515,140	$8.61

	7,810,875	6.70	$4.96	6,889,097	$4.21

In the Current Quarter and Current Nine Months, the Company recorded a $50,000 and $140,000 expense respectively, with an estimated forfeiture rate of 3%, for options granted with a vesting term from the dates of grants through May 2010. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model. The key assumptions used in determining the fair value of the stock options awarded were: expected life for employees ranging from 3-5 years, expected life for non-employees ranging from 3-5 years, risk-free interest rate from 3.0-5.0%, expected volatility from 30-55%, and expected dividend yield of 0%. The Company considers the following factors when estimating the expected lives of options: vesting period of the award, expected volatility of the underlying stock, employees' historical exercise behavior and external data. The risk-free interest rate reflects the interest rate on zero-coupon U.S. government bonds available at the time each option was granted having a remaining life approximately equal to the option's expected life. When making assumptions on the expected volatilities, the Company considered the historical volatilities of the Company's common stock, the volatilities of its peers' stocks, as well as the judgment of the Company's management. Based on these assumptions, the weighted-average fair value of each stock option granted was $2.63 for 2005 and $10.84 for the nine months ending September 30, 2006.

The Company has awarded restricted shares of common stock to certain employees. The awards have restriction periods tied to employment and vest over a period of three years. The cost of the restricted stock awards, which is the fair market value on the date of grant net of estimated forfeitures, is expensed ratably over the vesting period. On September 22, 2006, the Company awarded 27,691 restricted shares with a vesting period of 3 years and a fair market value of approximately $450,000.

Unearned compensation expense related to restricted stock grants at September 22, 2006 was $450,000. The expense is expected to be recognized evenly over a period of approximately 3 years.

Prior to the adoption of SFAS 123(R), the Company accounted for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Accordingly, the compensation cost for stock options had been measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount the employee must pay to acquire the stock. In accordance with the modified prospective transition method, the consolidated financial statements have not been restated to reflect the impact of SFAS 123(R). The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company's stock option plans for the three months and nine months ended September 30, 2005.

(in thousands except per share data)	Three months ended Sept 30, 2005	Nine months ended Sept 30, 2005
Net income - as reported	$5,159	$8,457
Add: Stock-based employee compensation included in reported net income	-	-
Deduct: Stock-based employee compensation determined under the fair value based method	(1,209)	(3,649)
Pro forma net income	$3,950	$4,808

Basic earnings per share:
As reported	$0.16	$0.28
Pro forma	$0.12	$0.16

Diluted earnings per share:
As reported	$0.14	$0.26
Pro forma	$0.11	$0.15

NOTE M   SPECIAL CHARGES

During the Current Quarter and Current Nine Months, the Company recorded $632,000 and $1.9 million of special charges in connection with its litigation related to Unzipped, compared to $289,000 and $996,000 in the Prior Year Quarter and Prior Year Nine Months, respectively. See Note H.

NOTE N - COMPREHENSIVE INCOME

Comprehensive income for the Current Nine Months was $23,803,000. Included in comprehensive income is $155,000 of other comprehensive income, net of taxes, representing unrealized gain on marketable securities (common stock of Mossimo). See Note B.

NOTE O   RECENT ACCOUNTING STANDARDS

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments -an amendment of FASB Statements No. 133 and 140," which simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation and eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement (new basis) event occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 is not expected to have an impact on the Company's results of operations or its financial position.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140," which establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities by requiring that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS No. 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 156 is not expected to have an impact on the Company's results of operations or its financial position.

In June 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109," which establishes that the financial statement effects of a tax position taken or expected to be taken in a tax return are to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have a material impact on the Company's results of operations or its financial position.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS No. 157 is not expected to have a material impact on our results of operations or our financial position.

        In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)," which requires a business entity to recognize the overfunded or underfunded status of a single-employer defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in comprehensive income in the year in which the changes occur. SFAS No. 158 also requires a business entity to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. As our defined benefit pension plans are currently underfunded and benefits are either frozen or increase only though interest credits, the adoption of SFAS No. 158 will not have a material impact on our results of operations or our financial position.

NOTE P   OTHER

In June 2006, the Company agreed to purchase all of the rights, title and interest of certain parties, relating to a 5% interest in the Badgley Mischka trademark (the “Rights”) under the Letter Agreement dated October 29, 2004 between the Company and UCC Funding Corporation (“UCCF”) which UCCF subsequently assigned to certain third parties. The Company purchased from these parties the Rights under the Letter Agreement for $1.5 million, of which $750,000 was paid in cash upon execution of the agreement and the remaining $750,000 was evidenced by the Company's issuance of promissory notes, which accrue interest at the rate of 6% per annum and mature and become payable on October 31, 2006.  The Company allocated approximately $1.35 million of the purchase price to the purchase of the parties' rights under the Letter Agreement to receive a cash payment calculated under a formula based on the sales price should the Company sell all or substantially all of the acquired Badgley Mischka assets. In addition, the Company allocated the balance of approximately $150,000 relating to its purchase of the parties' rights under the Letter Agreement to receive a fee of 5% of the gross revenues that the Company derives from the Badgley Mischka trademark and all derivative trademarks.

NOTE Q   SUBSEQUENT EVENTS - MERGER WITH MOSSIMO INC & ACQUISITION OF OCEAN PACIFIC

On April 3, 2006, the Company announced that it had entered into a definitive agreement (the “Merger Agreement”) to acquire Mossimo, Inc. (“Mossimo”), a public company in the business of licensing the MOSSIMO brand. The Merger Agreement provided for the Company to acquire all of the outstanding shares of Mossimo through a merger (the “Merger”) in consideration for cash and common stock of the Company worth $7.50 per Mossimo share, totaling approximately 15.9 million Mossimo shares as of March 31, 2006, provided, however that if the Company's common stock does not close at or above $18.71 during the twelve months following the Merger, the Company will issue additional shares of the Company's common stock such that the total value of the cash and common stock of the Company issued to the Mossimo shareholders in connection with the Merger will be worth $8.50 per Mossimo share.

On April 27, 2006, Mossimo received an unsolicited proposal from Cherokee, Inc. (“Cherokee”) to acquire all of the outstanding shares of Mossimo. While unable to conclude that Cherokee's proposal was, in fact, a superior proposal within the meaning of the merger agreement, Mossimo's board agreed to provide information to Cherokee pursuant to a confidentiality agreement as restrictive as the one executed between Mossimo and Iconix. Cherokee and Iconix subsequently entered into a termination and settlement agreement pursuant to which Cherokee agreed to withdraw its proposal (and not to reinstate or make any new offer) to acquire all or substantially all of the capital stock of Mossimo and to terminate, simultaneously with the merger, a finders agreement between Mossimo and Cherokee in respect of Mossimo's royalties from Target Stores in exchange for Iconix's agreement to pay Cherokee $33 million upon the closing of the merger.

On June 30, 2006, the Company filed a registration statement with the SEC, covering the issuance by the Company of its shares of common stock to the holders of Mossimo common stock in the Merger and the resale of certain of the shares by certain of the Mossimo stockholders. The registration statement was declared effective by the SEC on October 11, 2006. On October 31, 2006, Mossimo shareholders voted and approved the merger and the merger closed on October 31, 2006.

In connection with the Mossimo merger, the Company's wholly owned subsidiary, Mossimo Holdings, which was formed for such purpose and whose activities are limited to acquiring the intellectual property assets of Mossimo, exploiting and maintaining such assets and borrowing funds in connection with those activities, obtained a loan from Merrill Lynch Mortgage Capital Inc. in the amount of $90.0 million, secured by the Mossimo trademarks, license agreements, including the proceeds therefrom, and related intellectual property assets, which the Company simultaneously sold to Mossimo Holdings upon the closing of the merger. The note evidencing this loan bears interest at the variable rate of LIBOR + 5.125% and matures on December 18, 2008, with quarterly principal payments in the first year totalling $10.5 million and in the second year totalling  $10.8 million and the balance due at the maturity date of the loan.

 On November 6, 2006,  we also acquired certain of the assets of Ocean Pacific Apparel Corp., a subsidiary of Warnaco Group, Inc., related to the Ocean Pacific brand, associated trademarks, intellectual property and related names worldwide. In consideration for these assets, we paid the seller $10.0 million in cash and issued the seller a note in the principal amount of $44.0 million. The note, which is secured by the acquired assets, matures on December 31, 2006 (subject to extension at our option until January 31, 2007 under certain circumstances) and is payable in, at our option, cash or a combination of cash and shares of our common stock.. In connection with this acquisition, we assumed 30 licenses, including 15 international licenses.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995. The statements that are not historical facts contained in this report are forward looking statements that involve a number of known and unknown risks, uncertainties and other factors, all of which are difficult or impossible to predict and many of which are beyond the control of the Company, which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. These risks are detailed in the Company's Form 10-K/A for the fiscal year ended December 31, 2005 and other SEC filings. The words "believe", "anticipate," "expect", "confident", "project", provide "guidance" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date the statement was made.

Executive Summary. The Company is in the business of owning, licensing and marketing a growing and diversified portfolio of consumer brands that are sold across every major segment of retail distribution from the luxury market to the mass market. As of September 30, 2006, the Company owned seven iconic consumer brands, CANDIE'S®, BONGO®, BADGLEY MISCHKA®, JOE BOXER®, RAMPAGE®, MUDD® and LONDON FOG®. Subsequent to the end of the third quarter, the Company acquired the MOSSIMO® and OCEAN PACIFIC® brands, bringing the total number of highly recognizable brands in our portfolio to nine. See Note Q to the Condensed Consolidated Financial Statements. The Company licenses its brands to retailers and wholesalers worldwide for use in connection with a broad variety of consumer products including apparel, footwear, accessories, fragrance and beauty products and home accessories. The Company's business model is designed to allow the Company to focus on its core competency of marketing and managing brands without the risk, complexity and investment inherent under the traditional operating model. The Company has long term contracts with minimum guaranteed royalties, and therefore has greater revenue predictability than traditional operating businesses.

The Company's growth strategy is focused on increasing licensing revenue from its existing portfolio of brands, continuing to acquire new brands that further diversify the Company's portfolio and licensing its brands to a growing network of retailers and wholesalers internationally.

Results of Operations

For the three months ended September 30, 2006

Revenue. Revenue for the Current Quarter increased to $22.1 million, from $9.2 million in the Prior Year Quarter. This revenue growth of $12.9 million was due to the growth in revenue generated from brands that were owned in the Prior Year Quarter, notably the Company's Candie's brand, that is licensed to Kohl's Department Stores, in addition to new revenues associated with the two brands acquired in the third quarter of last year, Joe Boxer and Rampage, and the Mudd acquisition completed in the second quarter of 2006.

Operating Expenses. Selling, general and administrative (“SG&A”) expenses totaled $6.1 million in the Current Quarter compared to $3.9 million in the Prior Year Quarter, an increase of $2.2 million. The increase in SG&A expense was primarily related to increased advertising obligations relating to the growth in licensing revenue and additional operating expenses relating to new acquisitions not included in the Prior Year Quarter. Further, in the Current Quarter the Company recorded an additional $279,000 reserve against its accounts receivables, compared to no reserve recorded in the Prior Year Quarter. For the Current Quarter and Prior Year Quarter, the Company's special charges included $632,000 and $289,000 respectively, incurred by the Company relating to litigation involving Unzipped. See Note I of Notes to Condensed Consolidated Financial Statements.

Operating Income for the Current Quarter increased to $15.4 million, or approximately 70% of total revenue compared to $5.0 million or approximately 55% of total revenue in the Prior Year Quarter.

Net Interest Expense. Net Interest expense increased by $1.9 million in the Current Quarter to $3.2 million, compared to $1.3 million in the Prior Year Quarter. This increase was due primarily to an increase in the Company's debt through financing arrangements in connection with the acquisitions of Joe Boxer, Rampage, Mudd and London Fog. See Notes C, D, E and F of Notes to Condensed Consolidated Financial Statements. Included in the interest expense was $172,000 amortization expense of deferred financing cost, compared to $113,000 amortization expense reclassified from SG&A in the Prior Year Quarter. A total of $277,000 in interest income for the Current Quarter partially offset the increase in interest expense, compared to $54,000 offset in the Prior Year Quarter.

Provision (Benefit) for Income Taxes. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, (“SFAS 109”) “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, management reviews both positive and negative evidence pursuant to the requirements of SFAS No. 109, including current and historical results of operations, the annual limitation on utilization of net operating loss carry forwards pursuant to Internal Revenue Code section 382, future income projections and the overall prospects of the Company's business. Based upon management's assessment of information that became available in the Current Quarter, it concluded that it is more likely than not that a portion of previously unrecognized deferred income tax benefits will be realized The effective income tax rate for the Current Quarter is approximately 35% resulting in the $4.3 million income tax expense as compared to the $1.4 million income tax benefit for the Prior Quarter due primarily from a reduction in the Company’s valuation allowance. There was no comparable reduction of the Company’s valuation allowance in the Current Quarter. We anticipate providing for income taxes at an effective rate of 35% for the upcoming fourth quarter of this fiscal year, as was reflected for the third quarter 2006. See Note J of Notes to Condensed Consolidated Financial Statements.

Net income. The Company's net income was $7.9 million in the Current Quarter, compared to net income of $5.2 million in the Prior Year Quarter, as a result of the factors discussed above.

For the nine months ended September 30, 2006

Revenue. Revenue for the Current Nine Months increased to $53.8 million, from $17.8 million in the Prior Year Nine Months. This revenue growth of $36.0 million was generated by expansion of brands the Company owned in the Prior Year Nine Months, notably the Company's Candie's brand, that is licensed to Kohl's Department Stores, and new revenue associated with the two acquisitions completed in the third quarter of last year, Joe Boxer and Rampage, and the acquisition of Mudd completed in April 2006.

Operating Expenses. SG&A expenses totaled $17.6 million in the Current Nine Months compared to $9.4 million in the Prior Year Nine Months, an increase of $8.2 million which was primarily driven by the increased advertising obligations connected to the growth in licensing revenue and the additional operating expenses relating to new acquisitions not included in the Prior Year Nine Months. Included in the Prior Year Nine Months SG&A expense was $37,500 for Unzipped's net loss which was related to the Company's transfer of the Bongo jeanswear business to a third party licensee. For the Current Nine Months and Prior Year Nine Months, the Company's special charges included $1.9 million and $996,000 respectively, incurred by the Company relating to litigation involving Unzipped. See Note I of Notes to the condensed consolidated financial statements.

Operating Income for the Current Nine Months increased to $34.3 million, or approximately 64% of total revenue compared to $7.4 million or 42% of total revenue in the Prior Year Nine Months.

Net Interest Expense. Net Interest expense increased by approximately $5.9 million in the Current Nine Months to $8.0 million, compared to approximately $2.1 million in the Prior Year Nine Months. This increase was due primarily to an increase in the Company's debt through financing arrangements in connection with the acquisitions of Joe Boxer and Rampage in the third quarter of 2005, the acquisition of Mudd in April 2006, and the purchase of London Fog trademarks and certain related intellectual property assets in August 2006. See Notes C, D, E and F of Notes to Condensed Consolidated Financial Statements. Included in the interest expense in the Current Nine Months was $466,000 amortization expense of deferred financing cost, compared to $322,000 amortization expense reclassified from SG&A in the Prior Year Nine Months. A total of $629,000 in interest income for the Current Nine Months partially offset the increase in interest expense, compared to $89,000 offset in the Prior Year Nine Months.

Provision (Benefit) for Income Taxes. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, (“SFAS 109”) “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, management reviews both positive and negative evidence pursuant to the requirements of SFAS No. 109, including current and historical results of operations, the annual limitation on utilization of net operating loss carry forwards pursuant to Internal Revenue Code section 382, future income projections and the overall prospects of the Company's business. Based upon management's assessment of information which became available in the Current Nine Months management concluded that it is more likely than not that a portion of previously unrecognized deferred income tax benefits will be realized. Accordingly, the Company reduced the balance of the related valuation allowance which resulted in a $2.7 million tax expense for the Current Nine Months. Approximately $2.4 million was recorded in the three months ended June 30, 2006 as a credit to additional paid in capital for realization of deferred tax assets generated from exercise of stock options in prior years. Provision for income taxes consisted of income tax expense of $2.7 million and income tax benefit of $3.2 million for the nine month period ended September 30, 2006 and 2005, respectively. We anticipate providing for income taxes at an effective rate of 35% for the upcoming fourth quarter of this fiscal year, as was reflected for the third quarter 2006. See Note J of Notes to Condensed Consolidated Financial Statements.

Net income. The Company's net income was $23.7 million in the Current Nine Months, compared to net income of $8.5 million in the Prior Year Nine Months, as a result of the factors discussed above.

Liquidity and Capital Resources

Liquidity

The Company's primary source, respectively, of cash is from operations. As of September 30, 2006 and December 31, 2005 the Company's cash and cash equivalents totaled $21.3 million and $11.7 million, respectively, including $16.1 million and $4.1 million restricted cash, respectively. The increase resulted from the timing of receipt of certain royalty payments at the end of the Current Nine Months as well as two additional quarterly payments totalling $7.5 million deposited in the renewal reserve account that were classified as short-term restricted cash. See Note G of Notes to Condensed Consolidated Financial Statements.

The Company's cash requirements to support working capital needs, including operating expenses, interest payments and its minimal capital expenditures, are met from its existing cash and cash provided from its operations. Based on the Company's current internal estimates, the Company believes that its existing cash and cash provided from future operations will be sufficient to meet its cash requirements over the next twelve months.

Changes in Working Capital

At September 30, 2006 and December 31, 2005 the working capital ratio (current assets to current liabilities) was 1.1 to 1 and 0.84 to 1 respectively. The reasons for this improvement in the ratio were the increase in cash and cash equivalents on hand which increased from $11.7 million at December 31, 2005 to $21.3 million at September 30, 2006 as a result of revenues attributable to increases in both existing business and new acquisitions, in addition to the increase in accounts receivable from $3.5 million at December 31, 2005, to $11.8 million at September 30, 2006, which also was a direct result of the new acquisitions. This was offset by the increase in the current portion of long term debt from $13.7 million at December 31, 2005, to $25.5 million at September 30, 2006, which was a result of the additional financing necessary to complete the new acquisitions. See Notes E & F of Notes to Condensed Consolidated Financial Statements.

Operating Activities

Net cash provided by operating activities totaled $18.8 million in the Current Nine Months, as compared to $5.6 million of net cash provided by operations in the Prior Year Nine Months. Cash provided by operating activities in the Current Nine Months was increased primarily due to net income of $23.6 million, offset by primary uses of cash from an increase of $9.2 million in accounts receivable and a decrease of $1.6 million in deferred revenues. The Company continues to rely upon cash generated from licensing and commission operations to finance its operations. Further, the Company believes that such cash from operations will be sufficient to satisfy its anticipated working capital requirements for the foreseeable future.

Investing Activities

Net cash used in investing activities in the Current Nine Months totaled $78.4 million, as compared to $66.2 million in the Prior Year Nine Months. In the Current Nine Months, the Company paid $45.0 million in cash for certain assets relating to the Mudd brand and $30.5 million in cash for the London Fog trademarks and certain related intellectual property assets. The Company also paid approximately $1.1 million in additional costs related to these acquisitions. See Notes E & F of Notes to Condensed Consolidated Financial Statements. In June 2006, the Company acquired UCC's right to receive a cash payment upon the Company's sale of all or substantially all of the Badgley Mischka assets for approximately $600,000 in cash and $750,000 in a promissory note (See Note P of Notes to Condensed Consolidated Financial Statements). Capital expenditures in the Current Nine Months were $558,000, compared to $26,000 in capital expenditures in the Prior Year Nine Months. Capital expenditures in the Nine months ended September 30, 2006 were primarily attributable to the acquisition of office equipment and leasehold improvements relating to the Company's relocation of its headquarters and the construction of new showrooms in New York City. The Company also spent $1.3 million in connection with the acquisition of the Badgley Mischka right, and the registration and maintenance of its trademarks.

Financing Activities

Net cash provided by financing activities was $57.3 million in the Current Nine Months, compared with $67.2 million net cash provided by financing activities in the Prior Year Nine Month. Of the $57.3 million in net cash provided by financing activities, $78.0 million was provided from the net proceeds of the issuance of long-term asset - backed notes, and $4.2 million from proceeds in connection with the exercise of stock options. This was offset by $6.9 million used for principal payments related to the Asset-Backed Notes, $5.6 million in cash placed in a non-current reserve account, $12.0 million in cash placed in a current reserve account (both reserve accounts are required by the lender in connection to the Asset-Backed Notes, including two additional quarterly payments of $3.75 million deposited in the renewal reserve account, that were released back to the Company on October 24, 2006) (See Note G of Notes to Condensed Consolidated Financial Statements), and $550,000 used to pay the costs associated with the issuance of the additional long term debt (see Asset-Backed Notes below). In the Prior Year Nine Months, approximately $1.4 million was used for principal payments related to Asset-Backed Notes. The Company also repaid $2.5 million for a loan from TKO Apparel, which during the Prior Year Nine Months was a related party.

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

In the fiscal quarter ended September 30, 2005, the Company, through IPH, acquired the Joe Boxer brand from Joe Boxer Company, LLC and its affiliates, and the Rampage brand from Rampage Licensing, LLC. See Notes C and D of Notes to Condensed Consolidated Financial Statements. The financing for the acquisitions was accomplished through two private placements by IPH of Asset-Backed Notes, secured by the intellectual property assets owned by IPH. The combined proceeds of the Asset-Backed Notes, totaling $103 million, were used as follows: approximately $17.5 million was used to refinance previously issued Asset-Backed Notes, $40.0 million was paid to the sellers of the Joe Boxer brand, approximately $25.8 million was paid to the sellers of the Rampage brand, $1.7 million was placed in a liquidity reserve account as required by the holder of the Asset-Backed Notes, approximately $1.8 million was used to pay costs associated with the debt issuance, approximately $200,000 was paid to legal professionals associated with the acquisitions, approximately $4.0 million was available to the Company for working capital purposes, and $12 million was deposited in an escrow account for the benefit of the holder of the Asset-Backed Notes, to be used by IPH solely for the purchase of certain intellectual property assets. IPH redeemed $12 million of the Asset-Backed Notes without penalty as the purchase of the assets did not occur. Costs associated with the debt issuances of approximately $1.8 million have been deferred and are being amortized using the interest method over the 7 year life of the Asset-Backed Notes.

In April 2006, the Company, through IPH, acquired certain assets of Mudd (USA) related to the Mudd brand, including trademarks, intellectual property and related names worldwide, excluding China, Hong Kong, Macau and Taiwan. The financing for the acquisition was accomplished through the private placement on April 11, 2006 by IPH of approximately $136 million principal amount of Asset-Backed Notes. The issuance of the Asset-Backed Notes raised $49 million in new financing for IPH (before giving effect to the payment of expenses in connection with the issuance of the Asset-Backed Notes and required deposits to reserve funds), and approximately $87 million principal amount of the Asset-Backed Notes was exchanged for Asset Backed Notes previously issued by IPH. The Asset-Backed Notes are secured by the acquired assets, as well as by other intellectual property assets owned by IPH. The payment of the principal of and interest on the Asset-Backed Notes will be made from amounts received by IPH under license agreements with various licensees of the acquired assets and IPH's other intellectual property assets.

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

On August 28, 2006, the Company completed the purchase of the London Fog trademarks and certain related intellectual property assets from London Fog Group Inc. In consideration for the purchase of these assets, the Company paid the seller $30.5 million in cash and issued to the seller 482,423 shares of the Company common stock valued at $7.1 million.

The financing for this acquisition was accomplished through the private placement on August 28, 2006 by IPH of its Asset-Backed Notes, secured by the intellectual property assets owned by IPH (including the acquired assets), together with approximately $3.1 million of the Company’s cash. The issuance of the Asset-Backed Notes raised $29 million in new financing for IPH (before giving effect to the payment of expenses related to their issuance and required deposits to reserve accounts), and approximately $130.9 million principal amount of the Asset-Backed Notes were exchanged for all of the outstanding Asset-Backed Notes previously issued by IPH. The $29 million principal amount of Asset-Backed Notes representing the new financing portion of the private placement were used as follows: $27.5 million was paid to the seller of the London Fog assets, approximately $52,500 was used to pay professional fees associated with the acquisition, and $1.35 million was deposited in a liquidity reserve account as required by the holder of the Asset-Backed Notes. The costs relating to the $29 million in new financing of approximately $60,000 have been deferred and are being amortized over the 6½ year life of the financed debt.

Cash on hand in the bank account of IPH is restricted at any point in time up to the amount of the next debt payment required under the Asset-Backed Notes. Accordingly, $16.1 million and $4.1 million as of September 30, 2006 and December 31, 2005, respectively, have been disclosed as restricted cash within the Company's current assets. Further, in connection with IPH's issuance of Asset Backed Notes, a reserve account has been established and the funds on deposit in such account will be applied to the last principal payment with respect to the Asset-Backed Notes. Accordingly, $10.6 million and $5.0 million as of September 30, 2006 and December 31, 2005, respectively, have been disclosed as restricted cash within the Company's other assets.

Interest rates and terms on the outstanding principal amount of the Asset-Backed Notes are as follows: $56.7 million principal amount bears interest at a fixed interest rate of 8.45% with a 6-year term, $25.2 million principal amount bears interest at a fixed rate of 8.12% with a 6- year term, and $78 million principal amount bears interest at a fixed rate of 8.99%. There are no principal payments required in the first year with respect to $49 million principal amount of these Asset-Backed Notes.

Neither the Company nor any of its subsidiaries (other than IPH) is obligated to make any payment with respect to the Asset-Backed Notes, and the assets of the Company and its subsidiaries (other than IPH) are not available to IPH's creditors. The assets of IPH are not available to the creditors of the Company or its subsidiaries (other than IPH).

Subsequent to September 30, 2006, the Company completed the merger with Mossimo and the OP Brand. See Note Q to the Condensed Consolidated Financial Statements.

Matters Pertaining to Unzipped.

See Notes H and I of Notes to Condensed Consolidated Financial Statements.

For the Current Nine Months, Unzipped had no operations, as compared to a net loss (as defined for the purpose of determining if the Guarantee had been met) of $296,000 in the Prior Year Nine Months. Consequently for the Current Nine Months there was no Shortfall Payment, as compared to a Shortfall Payment of $438,000 in the Prior Year Nine Months. The adjusted Shortfall Payment had been recorded in the Condensed Consolidated Income Statements as a reduction of Unzipped's SG&A (since the majority of Unzipped's operations were with entities under common ownership with Sweet, including its exclusive supplier/ supply agent) and on the balance sheet as a reduction of the Sweet Note based upon the right to offset in the Management Agreement. After adjusting for the Shortfall Payment in Prior Year Nine Months, Unzipped reported a net loss of $37,500 on sales of $448,000. Due to the immaterial nature of the related amounts, the net loss of $37,500 from Unzipped was included in the SG&A in the Company's Condensed Consolidated Income Statements for the Prior Year Nine Months.

Other Matters

Summary of Critical Accounting Policies.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and items have been eliminated in consolidation. The Company acquired the Joe Boxer brand on July 22, 2005, the Rampage brand on September 16, 2005, and the Mudd brand on April 11, 2006. All acquisitions have been or will be accounted for using purchase price accounting. The purchase method of accounting requires that the total purchase price of an acquisition be allocated to the assets acquired and liabilities assumed based on their fair values on the date of the business acquisition. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. See Notes C, D, E and F of Notes to Condensed Consolidated Financial Statements.

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

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets,” which changes the accounting for goodwill and other intangible assets without determinable lives from an amortization method to an impairment-only approach. The Candie's and Bongo trademarks had previously been amortized on a straight-line basis over their estimated useful lives of approximately 20 years. Effective July 1, 2005 the Company had a change in estimate of the useful lives of both the Candie's and Bongo trademarks to indefinite life. The impact of this change in estimate for the Current Quarter and Current Nine Months were a reduction in amortization expense relating to the Candie's and Bongo trademarks totaling $296,000 and $593,000, respectively. As of September 30, 2006, the net book value of the Candie's and Bongo trademarks totaled $14.3 million. Impairment losses are recognized for long-lived assets, including certain intangibles, used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are not sufficient to recover the assets' carrying amount. Impairment losses are measured by comparing the fair value of the assets to their carrying amount.

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

Effective January 1, 2006, the Company adopted Statement No. 123(R), “Accounting for Share-Based Payment” (“SFAS 123(R)”), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Under SFAS 123(R), using the modified prospective method, compensation expense is recognized for all share-based payments granted prior to, but not yet vested as of, January 1, 2006. In December 2005, the Company's Board of Directors approved the accelerated vesting of all employee service-based stock options previously granted under the Company's various non-qualified stock option plans, which would have been unvested as of December 31, 2005. As a result, all options granted as of December 31, 2005, except certain options based on performance became exercisable immediately. The number of shares, exercise prices and other terms of the options subject to the acceleration remain unchanged. The acceleration of such option vesting resulted in an additional $446,000 of compensation expense reflected in pro forma net income for the year ended December 31, 2005, an amount that would have otherwise been recorded as compensation expense in the years ending December 31, 2006 and 2007, but had no impact on compensation recognition in 2005 as the options would have otherwise vested. Prior to the adoption of SFAS 123(R), the Company accounted for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Accordingly, the compensation cost for stock options had been measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount the employee must pay to acquire the stock. In accordance with the modified prospective transition method, the consolidated financial statements have not been restated to reflect the impact of SFAS 123(R). The impact on the Company's financial condition and results of operations of adopting FAS No. 123(R) will depend on the number and terms of stock options granted in future years under the modified prospective method, the amount of which can not currently be estimated by management.

On July 1, 2005, the Company changed its corporate name to Iconix Brand Group, Inc. and its NASDAQ symbol to ICON.

Seasonal and Quarterly Fluctuations.

The Company's results may fluctuate quarter to quarter as a result of its licensees' sales and business generally, which can be impacted by holidays, weather, the timing of product shipments, market acceptance of the applicable branded product, the mix, pricing and presentation of the product and general economic conditions beyond the Company's control. Accordingly, the results of operations in any quarter will not necessarily be indicative of the results that may be achieved for a full fiscal year or any future quarter.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a result to our financing activities, we were exposed to the risk of rising interest rates. As of December 31, 2005 and September 30, 2006, we had no debts with variable rates.

Item 4. Controls and Procedures

The Company maintains “disclosure controls and procedures, “ as such term is defined under Rule 13a-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”), that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, the Company's management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and the Company's management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company has carried out an evaluation, as of the end of period covered by this report, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon the management's evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in ensuring that material information relating to the Company that is required to be disclosed in the Company's Exchange Act reports is made known to the Chief Executive Officer and Chief Financial Officer by others within the Company in a timely manner.

There have been no significant changes in the Company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. Other Information

Item 1. Legal Proceedings

See Note H of Notes to Condensed Consolidated Financial Statements.

Item 1A. Risk Factors.

In addition to the risk factors disclosed in Part 1, Item 1A, “Risk Factors” of our Annual Report on Form 10-K/A for the year ended December 31, 2005, the additional risk related to the increase in our total consolidated debt to approximately $170.4 million at September 30, 2006 (approximately $304.4 million after giving pro forma effect to the note issued by our subsidiary, Mossimo Holdings, in connection with the Mossimo merger and the note issued by us in connection with the Ocean Pacific brand acquisition) and the increase in our goodwill and other intangible assets to approximately $42.5 million and $267.9 million, respectively, at September 30, 2006, set forth below are certain factors that have affected, and in the future could affect, our operations or financial condition. The risks described below and in our Annual Report on Form 10-K/A for the year ended December 31, 2005 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our financial condition and/or operating results.

A substantial portion of our licensing revenue is concentrated with three retailers such that the loss of any of such licensees could decrease our revenue and impair our cash flows.

Our licenses with Kohl’s and Kmart Corporation, a subsidiary of Sears Holdings Corp., were our two largest licenses during the nine months ended September 30, 2006, representing approximately 16% and 26%, respectively, of our total revenue for such period. In addition, in connection with the Mossimo merger in October 2006, we acquired a license agreement with Target Corporation. Assuming, on a pro forma basis, that the Mossimo merger had been completed as of January 1, 2006, revenue under the Kohl’s, Kmart and Target licenses would have collectively represented approximately 50% of our total pro forma revenue for the nine months ended September 30, 2006. Our license agreement with Kohl’s grants it the exclusive U.S. license with respect to the Candie’s trademark for a wide variety of product categories for an initial term expiring in January 2011; our license agreement with Kmart grants it the exclusive U.S. license with respect to the Joe Boxer trademark for a wide variety of product categories for an initial term expiring in December 2010; and our license agreement with Target grants it the exclusive U.S. license with respect to the Mossimo trademark for substantially all Mossimo-branded products for an initial term expiring in January 2010. Because we are dependent on these licensees for a significant portion of our licensing revenue, if any of them were to have financial difficulties affecting its ability to make guaranteed payments, or if any of these licensees decides not to renew or extend its existing agreement with us, our revenue and cash flows could be reduced substantially. In addition, as of September 2006, Kmart had not approached the sales levels of Joe Boxer products needed to trigger royalty payments in excess of its guaranteed minimums since 2004, and, as a result, when we entered into the current license agreement with Kmart in September 2006 expanding its scope to include Sears stores and extending its term from December 2007 to December 2010, we agreed to reduce its guaranteed annual royalty minimums by approximately half, as a result of which our revenues from this license, at least for the short term, will likely be substantially reduced.

Our license agreement with Target could be terminated by Target in the event we were to lose the services of Mossimo Giannulli as our creative director with respect to Mossimo-branded products, thereby significantly decreasing our expected revenues and cash flows.

While we believe that there has been significant consumer acceptance of products sold under our newly-acquired Mossimo brand as a stand-alone brand, the image and reputation of Mossimo Giannulli, the creator of the brand, remain important factors to Target, the brand’s primary licensee. Target has the right under its license agreement with us to terminate the agreement if Mr. Giannulli’s services as our creative director for Mossimo-branded products are no longer available to Target, upon his death or permanent disability or in the event a morals clause in the agreement relating to his future actions and behavior is breached. Although we have entered into an agreement with Mr. Giannulli in which he has agreed to continue to provide us with his creative director services, including those required under the Target license, for an initial term expiring in January 31, 2006, there can be no assurance that he will continue to do so or that in the event we were to lose such services, Target would continue its license agreement with us. The loss of the Target license would significantly decrease our expected revenues and cash flows until we were able to enter into one or more replacement licenses.

If our competition for retail licenses and brand acquisitions increases, our growth plans could be slowed.

We may face increasing competition in the future for retail licenses as other companies owning established brands may decide to enter into licensing arrangements with retailers similar to the ones we currently have in place. Furthermore, our current or potential retailer licensees may decide to develop or purchase brands rather than maintain or enter into license agreements with us. We also compete with traditional apparel and consumer brand companies and with other brand management companies for brand acquisitions. If our competition for retail licenses and brand acquisitions increases, it may take us longer to procure additional retail licenses and/or acquire additional brands, which could slow down our growth rate.

We are currently in litigation that could negatively impact our financial results.

We are currently a plaintiff and cross-defendant in a litigation pending in California state court involving our wholly-owned subsidiary, Unzipped, a defendant in a litigation pending in federal district court in New York involving a former supplier and a defendant in a litigation pending in New York state court involving one of our licensees. Even if we prevail on all counts in these actions, the costs of these litigation matters have been and are expected to continue to be high, not only in absolute terms but also because they divert available cash and personnel resources from our business affairs. Moreover, if we are ultimately required to pay the monetary damages sought from us in these actions, or if it is adjudicated that our contractual rights concerning Unzipped are invalid, our operating results and profitability would be reduced.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 18, 2006 the Company issued to William Sweedler a  warrant to purchase  up to 400,000 shares of the Company's common stock pursuant a consulting agreement entered into that date between the Company and Mr. Sweedler. The warrants have an exercise price of $8.81 and expire on September 16, 2016. The warrants were issued  to Mr. Sweedler in a private transaction exempt from registration under Section 4(2) of the Securities Act of 1933.

Item 4. Submission of Matters to a Vote of Security-Holders.

At the Company’s Annual Meeting of Stockholders held on August 17, 2006, the stockholders of the Company voted to elect the five individuals named below to serve as Directors of the Company, to approve the Company’s 2006 Equity Incentive Plan and to ratify the appointment of BDO Seidman, LLP as the Company’s independent registered public accountants for the fiscal year ending December 31, 2006.

1) The votes cast by stockholders with respect to the election of Directors were as follows:

	Votes Cast	Votes
Director	"For"	Withheld

Neil Cole	33,320,545	503,862
Barry Emanuel	32,335,269	1,489,138
Steven Mendelow	32,732,363	1,092,044
Michael Groveman	32,732,168	1,092,239
Drew Cohen	32,731,185	1,093,222

2) The votes cast by stockholders with respect to the approval of the Company’s 2006 Equity Incentive Plan were as follows:

Votes Cast "For"	Votes Cast "Against"	Votes "Abstaining"
12,565,996	11,283,624	79,193

In addition, there were 9,895,594 “broker non-votes” with respect to the proposal to approve the Company’s 2006 Equity Incentive Plan

3) The votes cast by stockholders with respect to the ratification of the appointment of BDO Seidman, LLP were as follows:

Votes Cast "For"	Votes Cast "Against"	Votes "Abstaining"
33,649,208	158,063	17,136

In addition, there were 17,136 “broker non-votes” with respect to the proposal to ratify the appointment of BDO Seidman, LLP.

Item 6.   Exhibits

               Exhibit

2.1	Asset Purchase Agreement, dated as of August 21, 2006, between the Registrant and London Fog Group, Inc, (1)

4.1	Fifth Amended and Restated Indenture dated of August 28, 2006 by and between IP Holdings LLC, as issuer, and Wilmington Trust Company as Trustee. (1)

10.1	Stock Issuance and Registration Rights Agreement dated as of August 28, 2006, by and among the Registrant and DDJ Capital Management, LLC. (1)

10.2*	Iconix Brand Group, Inc. 2006 Equity Incentive Plan (2)

10.3*	Employment Agreement dated September 22, 2006 between the Company and Andrew Tarshis. (3)

10.4*	Amendment dated September 22, 2006 to the Employment Agreement dated October 28, 2005 between the Company and Deborah Sorell Stehr. (3)

10.5*	Restricted Stock Agreement dated September 22, 2006 between the Company and Andrew Tarshis. (3)

10.6*	Restricted Stock Agreement dated September 22, 2006 between the Company and Deborah Sorell Stehr. (3)

10.7	Form of Restricted Stock Agreement for officers under the Iconix Brand Group, Inc. 2006 Equity Incentive Plan.

10.8	Form of Restricted Stock Agreement for Directors under the Iconix Brand Group, Inc. 2006 Equity Incentive Plan.

31.1	Certification of Chief Executive Officer Pursuant To Rule 13a-14 Or 15d-14 Of The Securities Exchange Act Of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002.

31.2	Certification of Chief Financial Officer Pursuant To Rule 13a-14 Or 15d-14 Of The Securities Exchange Act Of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002.

32.1	Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.

32.2	Certification of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.
_______
(1)	Incorporated by reference to the applicable exhibit filed with the Company's Current Report on Form 8-K for the event dated August 28, 2006.

(2)	Incorporated by reference to Annex B to the Company's definitive proxy statement on Schedule 14A filed with the SEC on July 19, 2006.

(3)	Incorporated by reference to the applicable exhibit filed with the Company's Current Report on Form 8-K for the event dated September 22, 2006.

*	Denotes management compensation plan or arrangement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Iconix Brand Group, Inc.
______________________________
(Registrant)

Date: November 7, 2006	/s/ Neil Cole
Neil Cole
Chairman of the Board, President
and Chief Executive Officer
(on Behalf of the Registrant)

Date: November 7, 2006	/s/ Warren Clamen
Warren Clamen
Chief Financial Officer