Form 10-K
period 2006-12-31
ICONIX BRAND GROUP, INC.
filed 2007-03-15
CIK 857737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _______ TO _______

0-10593
(Commission File Number)
ICONIX BRAND GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	11-2481903
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

1450 Broadway, New York, New York 10018
(Address of principal executive offices) ( zip code)

Registrant's telephone number, including area code: (212) 730-0030
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.001 Par Value Preferred Share Purchase Rights	The NASDAQ Stock Market LLC (NASDAQ Global Market)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of the close of business on June 30, 2006 was approximately $640 million. As of March 1, 2007, 56,353,258 shares of the registrant's Common Stock, par value $.001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

ICONIX BRAND GROUP, INC. -FORM 10-K

Unless the context requires otherwise, references in this Form 10-K to the “Company”, “Iconix”, “we”, “us”, “our”, or similar pronouns refer to Iconix Brand Group, Inc. and its consolidated subsidiaries, including: IP Holdings LLC, which is referred to as IP Holdings; Badgley Mischka Licensing LLC, which is referred to as Badgley Mischka Licensing; Mossimo Holdings LLC, which is referred to as Mossimo Holdings; OP Holdings LLC, which is referred to as OP Holdings; and Studio IP Holdings LLC, which is referred to as Studio IP Holdings.

PART I

Item 1.  Business

Introduction

The Company, which was incorporated in Delaware in 1978 and operated under the name Candie's, Inc. until July 2005, is a brand management company engaged in licensing, marketing and providing trend direction for a portfolio of owned consumer brands. The Company currently owns ten brands, Candie's®, Bongo®, Badgley Mischka®, Joe Boxer®, Rampage®, Mudd®, London Fog®, Mossimo®, Ocean Pacific® and Danskin®, which it licenses directly to leading retailers, wholesalers and suppliers for use across a wide range of product categories, including apparel, accessories, footwear, beauty and fragrance and home accessories. The Company’s brands are sold across a variety of distribution channels, from the mass tier to the luxury market. The Company supports its brands with innovative advertising and promotional campaigns designed to increase brand awareness, and provides its licensees with coordinated trend direction to enhance product appeal and assist maintaining and building brand integrity. The Company also continues to arrange, as agent, through its wholly-owned subsidiary, Bright Star Footwear, Inc. (“Bright Star”), for the manufacture of footwear products for mass market and discount retailers under their private label brands. Bright Star has no inventory and earns commissions.

The Company has a business strategy designed to maximize the value of its existing brands by entering into strategic licenses with partners that have the responsibility for manufacturing and selling the licensed products. These licensees have been selected based upon the Company's belief that they will be able to produce and sell top quality products in the categories of their specific expertise and that they are capable of exceeding the minimum sales targets and guaranteed royalties that the Company generally requires from its licensees. In addition, the Company plans to continue to build its portfolio by acquiring additional brands. In assessing potential acquisitions, the Company primarily evaluates the strength of the target brand and the viability of future royalty streams. This focused approach allows the Company to screen a wide pool of consumer brand candidates, quickly evaluate acquisition targets and efficiently complete due diligence for potential acquisitions.

Until 2004, the Company designed, procured the manufacture of, and sold footwear and jeans wear under the two trademarks it owned at the time: Candie's and Bongo. In 2003, however, the Company made a strategic decision to change its business model and become a brand management and licensing company in order to maximize its core competencies in marketing and managing brands. By mid-2004, the Company had licensed out all of its footwear and jeans wear operations and eliminated its entire retail and manufacturing operations thereby and embarked on its strategy of becoming a company that owns, licenses and manages a broad and diversified portfolio of consumer brands.

In connection with its transformation into a brand management company, the Company has acquired the following eight brands since October 2004:

Date acquired	Brand
October 2004	Badgley Mischka
July 2005	Joe Boxer
September 2005	Rampage
April 2006	Mudd
August 2006	London Fog
October 2006	Mossimo
November 2006	Ocean Pacific
March 2007	Danskin

With its new licensing model, the Company has eliminated its inventory risk, substantially reduced its operating exposure, improved its cash flows and net income margins, and benefited from the model's scalability, which enables the Company to leverage new licenses with its existing infrastructure. The Company's objective is to capitalize on its brand management expertise and relationships and continue to build a diversified portfolio of consumer brands that generate increasing revenues. To achieve this, the Company intends to continue pursuing organic growth through its existing brands, to add new brands to its trademark portfolio, and to pursue additional international licensing arrangements.

Additional information

The Company was incorporated under the laws of the state of Delaware in 1978. Its principal executive offices are located at 1450 Broadway, New York, New York 10018 and our telephone number is (212) 730-0300. Our web site address is www.iconixbrand.com. The information on our web site does not constitute part of this Form 10-K. We have included our website address in this document as an inactive textual reference only. Candie’s®, Bongo®, Joe Boxer®, Rampage®, Mudd® and London Fog® are the registered trademarks of our wholly-owned subsidiary, IP Holdings; Badgley Mischka® is the registered trademark of our wholly-owned subsidiary, Badgley Mischka Licensing; Mossimo® is the registered trademark of our wholly-owned subsidiary, Mossimo Holdings; Ocean Pacific® is the registered trademark of our wholly-owned subsidiary, OP Holdings; and Danskin® is the registered trademark of our wholly-owned subsidiary, Studio IP Holdings. Each of the other trademarks, trade names or service marks of other companies appearing in this Form 10-K is the property of its respective owner.

The Company's brands

Candie’s

Candie’s is known primarily as a young women’s footwear, apparel and accessories brand and has achieved brand recognition for its sexy, flirty and fun image, value prices and affiliations with celebrity spokespeople. The Company purchased the brand from a predecessor company in 1993, making it the Company’s longest held trademark. The primary licensee of Candie’s is Kohl’s Department Stores, Inc. (“Kohl’s”), which commenced the roll out of the brand in July 2005 in all of its stores with a multi-category line of Candie’s lifestyle products, including sportswear, denim, footwear, handbags, intimate apparel, children’s apparel, fragrance and home accessories Celebrity spokespeople for the Candie’s brand over the past two decades have included Jenny McCarthy, Destiny’s Child, Alyssa Milano, Kelly Clarkson, Ashlee Simpson, Hilary Duff, Pat Benatar and, currently, Fergie from the popular band, the Black-Eyed Peas.

The Company intends to grow the Candie’s brand through the partnership with Kohl’s and through international expansion. The Company expects that Candie’s domestic growth will be driven primarily by Kohl’s anticipated door expansion. The Company also believes that Candie’s has opportunities with other retailers around the world who might seek to emulate the brand’s U.S. success.

Bongo

The Bongo brand is positioned as a California lifestyle brand, with a broad range of women’s and children’s casual apparel and accessories, including denim, sportswear, eyewear, fragrance and watches. The brand was established in 1982 and was purchased by the Company in 1998. Bongo products are sold primarily through mid-tier department stores, such as JC Penney, Kohl’s, Sears, Goody’s and Mervyn’s. The Company has also licensed the brand internationally to wholesalers in South America and Central America. Celebrity spokespeople for the Bongo brand have included Liv Tyler, Rachel Bilson, Nicole Richie and the stars of the top rated MTV television reality show Laguna Beach. Currently, Vanessa Minnillo is the spokesperson for the brand.

The Company intends to increase Bongo’s sales by building its core denim business and increase awareness of the brand through additional lifestyle products and marketing. The Company recently replaced its denim licensee for the brand with new licensing partners who the Company believes will more actively support the brand for future growth. The Company has also capitalized on a successful Bongo national advertising campaign with the cast of Laguna Beach by expanding into a new marketing campaign focused on “young Hollywood.”

Badgley Mischka

The Badgley Mischka brand is known as one of the premiere couture eveningwear brands. The brand was established in 1988 and was acquired by the Company in October 2004. Badgley Mischka products are sold in luxury department and specialty stores, including Bergdorf Goodman, Neiman Marcus and Saks Fifth Avenue, with its largest retail categories being women’s apparel and accessories. The Company currently has 13 licenses, and in January 2006, the Company introduced Badgley Mischka’s first bridge-priced collection of eveningwear and sportswear into over 300 better department stores in an effort to continue to develop the brand into a lifestyle brand available to a broader range of customers.

The Company launched Badgley Mischka’s first national advertising in the spring of 2006, and currently has a campaign featuring actress Sharon Stone. Badgley Mischka designs have been worn by such celebrities as Angelina Jolie, Catherine Zeta Jones, Halle Berry, Kate Winslet, and Ashley and Mary Kate Olsen.

Joe Boxer

Joe Boxer is a highly recognized underwear, sleepwear and loungewear brand known for its irreverent and humorous image and provocative promotional events. The brand was established in 1985 and was acquired by the Company in July 2005. Kmart, a wholly-owned subsidiary of Sears Holding Corp., has held the exclusive license in the U.S. covering Joe Boxer apparel, apparel accessories and home goods for men, women, teens and children since 2001. In September 2006, the Company expanded the license with Kmart to extend the brand into Sears’ stores for a combined potential of more than 3,700 doors by December 2007.

The brand is also being developed internationally, with 13 international licensees, including licenses in Canada, Mexico and Scandinavia.

Rampage

Rampage was established in 1982 and is known as a contemporary/junior women’s sportswear brand. The brand was acquired by the Company in September 2005. Rampage products are sold through better department stores such as Macy’s, with the largest retail categories being sportswear, footwear, intimate apparel and swimwear. The Company currently licenses the brand to 15 wholesalers in the United States and to partners in parts of South and Central America. Supermodel Petra Nemcova is the spokesperson for the brand and has modeled for its campaigns for the past few seasons.

The Company expects to grow the Rampage brand by continuing to position it as a contemporary apparel brand and maximizing the opportunity with better department stores. Since purchasing the Rampage brand in September 2005, the Company has worked with the brand’s licensees to continue to improve the quality and design of their Rampage apparel products so as to appeal to a more sophisticated customer. The Company also believes there are growth opportunities for product categories such as denim and home accessories.

Mudd

In April 2006, the Company acquired the Mudd brand, a highly recognizable junior apparel brand in the junior denim category for over two decades. There are currently 14 licensees for Mudd products, which are distributed through mid-level department stores such as JC Penney, including jeans wear, footwear, eyewear and a variety of other accessories.

The Company expects to grow Mudd by optimizing the core denim license and by expanding into new product categories, including swimwear and home accessories. The Company is also rolling out new advertising campaigns to help support and grow the strong identity of the Mudd brand.

London Fog

London Fog is a classic brand known worldwide for its outerwear, cold weather accessories, umbrellas, luggage and travel products. The brand was established over 80 years ago and was acquired by the Company in August 2006. The brand is sold through the better department store channel. The Company currently has 8 licensees, including a direct to retail license agreement with Hudson’s Bay Corporation in Canada, covering London Fog apparel, accessories and lifestyle products.

The Company believes there are growth opportunities for the London Fog brand in sportswear, fragrance and other lifestyle products. The Company is planning a coordinated retail launch with a new advertising campaign scheduled for Fall of 2007.

Mossimo

Mossimo is known as a contemporary, active and youthful lifestyle brand and is one of the largest apparel brands in the United States. The brand was established in 1995 and acquired by the Company in October 2006 in connection with the merger with Mossimo, Inc. In the United States, Target Corporation (“Target”) holds the exclusive Mossimo brand license covering apparel products for men, women and children, including casual sportswear, denim, swimwear, body wear, watches, handbags and other fashion accessories. The brand is also licensed to wholesale and retail partners in Australia, New Zealand, South America, Mexico and Japan.

The Company expects to grow the Mossimo brand through the partnership with Target through door expansions and internationally through new licenses.

Ocean Pacific

Ocean Pacific is a global action-sports lifestyle apparel brand which traces its heritage to its roots as a 1960’s surfboard label. The Company acquired the brand in November 2006 from Warnaco, Inc. (“Warnaco”), and assumed 15 domestic licenses covering such product categories as footwear, sunglasses, kids’ apparel and fragrance. In addition, the Company assumed 12 international licenses, including a license in Japan with Mitsubishi Corporation that has been in place since 1983 and which extends through 2014. Upon acquiring the Ocean Pacific brand, the Company granted Warnaco the license for junior swimwear, a core category of the brand.

The Company expects to grow the Ocean Pacific brand by capitalizing on its extensive history and high brand recognition with retailers. The Company believes there are growth opportunities for the brand within the young men’s and junior sportswear product categories, both in the United States and internationally.

Recent Acquisition of the Danskin® Brand

On March 9, 2007, the Company completed its acquisition of the Danskin® brand and certain of the assets and rights related to the business of designing, marketing, licensing and/or managing the Danskin® brand. Danskin is a 125 year-old iconic brand of women's activewear, legwear, dancewear, yoga apparel and fitness equipment. The brand is sold through better department, specialty and sporting goods stores, and through freestanding Danskin boutiques and Danskin.com. Danskin also has a partnership with Wal-Mart Stores for its Danskin Now® brand of apparel and fitness equipment.

The purchase price for the Danskin assets was $70 million in cash, together with the assumption of certain liabilities and contingent additional consideration of up to $15 million based on certain criteria relating to the achievement of revenue and performance targets involving the licensing of the Danskin assets; all or a portion of the contingent consideration may be paid in shares of the Company’s common stock. The cash portion of the purchase price paid was self-funded from the Company's cash reserves. Upon the closing, the sellers delivered the Danskin assets to Studio IP Holdings, which entered into a license agreement with Danskin relating to Danskin’s continued operation of its wholesale business and freestanding retail stores.

Proposed Acquisition of the Rocawear® Brand

On March 6, 2007, the Company entered into an Assets Purchase Agreement with Rocawear Licensing LLC (“Rocawear”) and each of Shawn Carter (“Carter”), Arnold Bize and Naum Chernyavsky to purchase the Rocawear® brand and certain of the assets and rights related to the business of designing, marketing, licensing and/or managing the Rocawear brand. Rocawear is a leading lifestyle apparel brand sold through better department and specialty stores. As part of the transaction, Carter will enter into an Endorsement/Services Agreement pursuant to which Carter will oversee all product development, marketing and licensing for the Rocawear® brand. The Company will also separately enter into an equal ownership joint venture agreement with Carter to establish a new brand management and licensing company which will identify brands to be acquired and/or developed across a broad spectrum of consumer product categories, including the luxury brand “Shawn Carter Collection”.

The purchase price for the Rocawear assets will be $204 million in cash and additional contingent consideration of up to $35 million based on certain criteria relating to the achievement of revenue and performance targets involving the licensing of the Rocawear assets; all or a portion of the contingent consideration may be paid in shares of the Company’s common stock. The cash portion of the purchase price due at closing of the acquisition will be funded from proceeds of a loan made by one or more affiliates of Lehman Brothers Inc. Upon the closing, the seller will deliver the Rocawear assets to a subsidiary of the Company, which will enter into a license agreement with ROC Apparel LLC, relating to the continued operation of the Men’s Rocawear wholesale distribution business. The Company currently expects the transaction, which is subject to certain closing conditions, to close in March 2007.

The Company’s history and former operations

In 1993, the Company purchased the Candie’s trademark and certain related licenses from New Retail Concepts, Inc., a company which the Company acquired in 1998, and commenced designing, manufacturing, selling and marketing Candie’s footwear. The Company built the Candie’s brand into one of the most well-recognized brands in the U.S. for junior footwear and positioning the brand as a concept brand, including by licensing a number of categories, including fragrance and eyewear, and operating retail and outlet stores.

In 1995, the Company began designing, manufacturing, selling and marketing footwear under the Bongo name, which the Company licensed from Michael Caruso & Co., Inc. (“Caruso”). In 1998, the Company acquired Caruso, together with its Bongo brand and jeans wear operations, and formed a joint venture with Sweet Sportswear LLC (“Sweet”) for the purpose of marketing and distributing apparel and jeans wear under the Bongo label.

In 1998, the Company also began to implement a licensing program and entered into agreements with third parties for use of the Candie's brand on fragrance, socks and eyewear, and formed Unzipped Apparel, LLC (“ Unzipped”), with its then 50% joint venture jeanswear partner, Sweet Sportswear LLC ( “Sweet” ), for the purpose of marketing and distributing apparel and jeanswear under the Bongo brand. The Company licensed the Bongo trademark to Unzipped for use in the design, manufacture and sale of jeanswear and certain apparel products for a term ending in March 2003, and Sweet was responsible for operating Unzipped's Bongo jeanswear business.

In April 2002, the Company acquired Sweet’s 50% interest in Unzipped and entered into a variety of agreements with Sweet and its affiliates relating to the operations of Unzipped. In August 2004, the Company terminated its contractual relations with Sweet and its affiliated entities, commenced litigation against them and the individual that controlled them, and, as described below, licensed the exclusive right to Bongo jeans wear to a third party. See “Item 3 - Legal proceedings.”

In January 2005, the Company changed its business practices with respect to the Bright Star subsidiary. Prior to such time, Bright Star acted as the indirect supplier of men’s footwear for discount and specialty retailer customers under various private label programs. In keeping with the Company’s current business model, the Company transitioned Bright Star’s business to provide only design direction and to arrange for the manufacture and distribution of its customers’ private label footwear products. Bright Star no longer assumes any ownership of goods or has any inventory.

Transition to brand management company

In May 2003, the Company completed the first of a series of strategic transactions designed to transform the Company from a traditional apparel and footwear operating entity to a brand management company. In May 2003, the Company licensed out its Candies and Bongo footwear operations to Steven Madden Ltd. (“ Steve Madden “) and Kenneth Cole Productions, Inc., respectively. With respect to the Bongo footwear license, the Company immediately ceased all manufacturing and shipping of Bongo footwear, thereby effectively eliminating the Bongo operations while maintaining the rights to the Bongo trademark. With respect to Candie’s footwear products, there was a transition period through the end of 2003 and, thereafter, in January 2004, Steve Madden commenced shipping Candie’s footwear.

In connection with these licenses, the Company ceased all manufacturing operations, closed all of the Candie’s retail and outlet stores, substantially reduced the workforce and closed its office in Valhalla, New York that housed its operational functions in order to consolidate the Company’s offices at the location of our showroom and marketing offices in New York City. Thereafter, the Company amended its footwear license with Steve Madden, giving it non-exclusive rights only through December 2006, and entered into a multi category license with Kohl’s. The next significant step in the transition to a brand management company was the licensing of Bongo jeans wear, which the Company commenced in August 2004. The Company subsequently transitioned the Bongo jeans wear license to another licensee in September 2006.

Effective July 2005, the Company changed its name from Candie’s Inc. to Iconix Brand Group, Inc. to more appropriately reflect the new business model as a brand management company.

Bright Star

Bright Star provides design direction and arranges for the manufacturing and distribution of men’s private label footwear products primarily for Wal-Mart under its private labels. Bright Star acts solely as an agent and never assumes ownership of the goods. For the years ended December 31, 2006, and December 31, 2005, respectively, Bright Star’s agency commissions represented 3% and 7%, respectively, of the Company’s revenues.

Licensing relationships

The Company's business strategy is to maximize the value of its brands by entering into strategic licenses with partners who have the responsibility for manufacturing and selling the licensed products. The Company licenses its brands with respect to a broad range of products, including, apparel, footwear, sportswear, home furnishings, beauty and fragrance. The Company seeks licensees with the ability to produce and sell quality products in their licensed categories and the demonstrated ability to meet and exceed minimum sales thresholds and royalty payments to the Company.

The Company maintains retail and wholesale licenses. The retail licenses restrict the sale of products under the brand to a single retailer but cover a broad range of product categories. For example, the Candie’s brand is licensed to Kohl’s in the United States across approximately 30 product categories. The wholesale licenses typically are limited to a single or small group of related product categories, but permit broader distribution in the designated territory to stores within an approved channel. For example, the Company licenses Rampage to 16 partners across product categories ranging from footwear and apparel to handbags and fragrances. Each of the Company’s licenses also has a stipulated territory or territories in which the licensed products may be sold. Currently, most of the licenses are U.S. based licenses, but the Company anticipates that the number of foreign based licenses to grow as the Company’s brands grow internationally.

Typically, the Company's licenses require the licensee to pay the Company royalties based upon net sales and guaranteed minimum royalties in the event that net sales do not reach certain specified targets. The Company's licenses also typically require the licensees to pay to the Company certain minimum amounts for the advertising and marketing of the respective licensed brands. As of December 31, 2006, the Company had over 115 royalty-producing licenses with respect to its nine brands.

The Company believes that the coordination of the brand presentation across product categories is critical to maintaining the strength and integrity of its brands. Accordingly, the Company maintains the right in its licenses to preview and approve all product, packaging and presentation of the licensed brand. Moreover, in most licenses, prior to each season, representatives of the Company supply licensees with trend guidance as to the “look and feel” of the current trends for the season, including colors, fabrics, silhouettes and an overall style sensibility, and then work with licensees to coordinate the licensed products across the categories to maintain the cohesiveness of the brand's overall presentation in the market place. Thereafter, the Company obtains and approves (or objects and requires modification to) product and packaging provided by each licensee on an on-going basis. In addition, the Company communicates with its licensees throughout the year to obtain and review reporting of sales and the calculation and payment of royalties.

In the fiscal year ended December 31, 2006, the Company’s largest licenses were the single retailer licenses with Kohl’s and Kmart, which together represented 38% of total revenue for the period. Assuming on a pro forma basis that the Mossimo merger had been completed on January 1, 2006, the largest licenses would include a third license with Target (which was acquired in connection with the Mossimo merger in October 2006), and the licenses with Kohl’s, Kmart and Target would have in the aggregate represented 50% of total pro forma revenue for the year.

Key Licenses in Fiscal 2006

Kohl’s license. In December 2004, the Company entered into a license agreement with Kohl’s (the “Kohl’s License”), which was subsequently amended in February 2005. Pursuant to the Kohl’s License, the Company granted Kohl’s the exclusive right to design, manufacture, sell and distribute a broad range of products under the Candie’s trademark, including women’s, juniors’ and children’s apparel, accessories (except prescription eyewear), beauty and personal care products, home accessories and electronics. Kohl’s was also granted the non-exclusive right to sell footwear and handbags bearing the Candie’s brand through December 31, 2006, which rights became exclusive to Kohl’s on January 1, 2007. The initial term of the Kohl’s License expires on January 29, 2011, subject to Kohl’s option to renew it for up to three additional terms of five years, each contingent on Kohl's meeting specified performance and minimum sale standards. The agreement also provides for minimum royalties that Kohl’s is obligated to pay the Company for each contract year (the first contract year was the year ended December 31, 2006).

The revenue generated from this contract totaled 14.3% and 14.6% of the Company’s overall revenue in the year ended December 31, 2006 and December 31, 2005, respectively. Kohl’s is also obligated to pay an advertising royalty equal to 1% of net sales each contract year. Kohl’s does not have the rights to sell Candie’s eyewear, which is sold predominantly in doctors’ offices, which has been licensed to Viva International Group, Inc. since 1998.

In connection with the Kohl’s License, the Company amended its existing Candie’s footwear license with Steve Madden, Ltd., and existing handbag license agreement with LaRue Distributors, Inc. ( “LaRue” ) to accelerate their termination dates so as to provide Kohl’s with the exclusive rights to footwear and handbags which commenced on January 1, 2007. In connection with these amendments, the Company has agreed to make certain payments to Steve Madden and LaRue in the event that Kohl’s has failed to purchase certain amounts of products from each by January 2011.

Kmart license. As part of the Joe Boxer brand acquisition in July 2005, the Company acquired a license with Kmart Corp. (the “Kmart License” ), which commenced in August 2001, pursuant to which Kmart (now a wholly-owned subsidiary of Sears Holdings Corp.) was granted the exclusive right to manufacture, market and sell through Kmart stores located in the United States and its territories a broad range of products under the Joe Boxer trademark, including men’s, women’s and children’s underwear, apparel, apparel-related accessories, footwear and home products, for an initial term expiring in December 2007. The license provided for guaranteed minimum royalty payments to the Company for each of the years ending December 31, 2006 and 2007. The revenue generated from this contract totaled 24% and 28% of the Company’s overall revenue in the years ended December 31, 2006 and December 31, 2005, respectively.

In September 2006, the Company entered into a new license with Kmart that extended the initial term through December 31, 2010, subject to Kmart’s option to renew it for up to four additional terms of five years, each contingent on its meeting specified performance and minimum sale standards. The new license also provides for guaranteed annual minimums and provides for Kmart’s expansion of Joe Boxer’s distribution into Sears stores by the end of 2007.

Target license. As part of the Mossimo merger in October 2006, the Company acquired the license with Target Corporation (the “Target License”), which originally commenced in 2000 and was subsequently amended and restated in March 2006. Pursuant to the Target License, Target has the exclusive right to produce and distribute substantially all Mossimo-branded products sold in the United States, its territories and possessions through Target retail stores or any other retail store or other merchandising activity operated by Target or its affiliates, until January 31, 2010. If Target is current with payments of its obligations under the Target License, Target has the right to renew the Target License on the same terms and conditions for successive additional terms of two years each.

Under the Target License, Target pays royalty fees based on certain percentages of its net sales of Mossimo-branded products, subject to its obligation to pay certain guaranteed minimum fees per each contract year. Under the Target License, the Company provides the creative director services of Mr. Mossimo Giannulli with respect to Mossimo-branded products sold through Target stores. The revenues generated from this contract for the year ended December 31, 2006, on a pro forma basis for 2006, would have, if added to our revenues for such period, represented 20.8% of the Company’s overall revenue for such period.

Additionally, the exclusive right to manufacture and distribute women’s swimwear and bodywear bearing Mossimo trademarks through Target stores in the United States has been licensed pursuant to a license agreement with The Lunada Bay Corporation. This license extends through September 30, 2007 and is renewable annually. Moreover, the exclusive right to manufacture and distribute ophthalmic eyewear, including optical quality sunglasses through Target stores, has been licensed to Colevision Corporation, a division of Luxottica. This license extends through April 2009 and may be renewed for an additional three year term.

Marketing

Marketing is a critical element of maximizing brand value to the licensees and to the Company. The Company’s in-house marketing team, tailors advertising for each of the Company’s brands and each spring and fall the Company develops new advertising campaigns that incorporate the design aesthetic of each brand.

The Company believes that its innovative national advertising campaigns featuring celebrities and performers result in increased sales and consumer awareness of its brands. Because of the Company’s established relationships with celebrities, performers, agents, magazine publishers and the media in general, the Company has been able to leverage advertising dollars into successful public relations campaigns that reach tens of millions of consumers.

The Company’s advertising expenditures for each of its brands are dedicated largely to creating and developing creative concepts, reaching appropriate arrangements with key celebrities, or other models and participants, advertisements in magazines and trade publications, securing product placements, developing sweepstakes and media contests, running Internet advertisements and promoting public relations events, often featuring personal appearances and concerts. The advertisements for the Company’s various brands have appeared in fashion magazines such as InStyle, Seventeen and Vogue, in popular lifestyle and entertainment magazines such as Us, and In Touch, in newspapers and on outdoor billboards. The Company also uses television commercials to promote certain of its brands, partnering with licensees to create and air commercials that will generate excitement for its brands with consumers. The Company maintains a website (www.iconixbrandgroup.com) to further market its brands by providing brand books and examples of current advertising campaigns. In addition, the Company has established an intranet with approved vendors and service providers who can access additional materials and download them through a secure network. The Company also maintains, in some cases through our licensees, separate, dedicated sites for our brands.

A majority of the Company’s license agreements require the Company to advertise its respective brands in exchange for the payment of an advertising royalty. In certain cases, the Company’s licensees supplement the marketing of the Company’s brands by performing additional advertising through trade, cooperative or other sources.

The Company has organized the marketing function to best foster the ability to develop innovative and creative marketing and brand support for each existing brand. This structure can be leveraged to support future acquisitions with minimal growth in expense. Typically, each brand is staffed with a brand manager who is supported by a fashion and product development team and who works closely with the creative and graphic groups in the advertising department. Although each brand’s creative direction and image is developed independently, the entire creative team meets together on a regular basis to share ideas that might work across multiple or all brands. Licensees are provided information both through group meetings and individual sessions, as well as through intranet sites, where creative ideas, brand marketing campaigns and graphics are accessible and easy to download and use in an authorized manner.

Trend direction

The Company’s in-house trend direction teams support the brands by providing licensees with unified trend direction and guidance and by coordinating the brand image across licensees and product categories. The Company’s trend direction personnel have extensive experience in finding and interpreting the most current trends, both domestically and internationally, and helping forecast the future design and product demands of the respective brands’ customers. Typically, the Company develops a trend guide, including colors, fabrics, silhouettes and an overall style sensibility for each product season, and then works with licensees to maintain consistency with the overall brand presentation across product categories. With respect to Badgley Mischka and Mossimo, the Company also employs the designers who founded the respective brands to control creative direction.

The Company Website

The Company maintains a website at www.iconixbrand.com, which provides a wide variety of information on each of its brands, including brand books and examples of current advertising campaigns. The Company also makes available free of charge on its website periodic reports filed with the Securities and Exchange Commission under applicable law as soon as reasonably practicable after it files such material. In addition, the Company has established an intranet with approved vendors and service providers who can access additional materials and download them through a secure network. It also maintains, in some cases through its licensees, sites for each of the Company's brands, for examples, at www.candies.com, www.badgleymischka.com and www.joeboxer.com. The information regarding the Company's website address and/or those established for its brands is provided for convenience, and the Company is not including the information contained on the Company’s and subsidiaries’ websites as part of, or incorporating it by reference into, this Annual Report on Form 10-K.

The Company's website also contains information about its history, investor relations, governance and links to access copies of its publicly filed documents.

Competition

The Company's brands are all subject to extensive competition by numerous domestic and foreign brands. Each of its brands has numerous competitors within each of its specific distribution channels that span the apparel industry. For example, while Candie's may compete with l.e.i in the mid-tier jeanswear business, Joe Boxer competes with Hanes, Calvin Klein and Jockey with respect to underwear in the mass tier, and Badgley Mischka competes with Vera Wang in the couture bridal category. These competitors have the ability to compete with the Company's licensees in terms of fashion, quality, price and/or advertising.

The Company also faces competition for retail licenses and brand acquisitions. Companies owning established brands may decide to enter into licensing arrangements with retailers similar to the ones the Company currently has in place, thus creating direct competition. Similarly, the retailers to which the Company currently, or may otherwise, license its brands, may decide to develop or purchase brands rather than enter into license agreements with the Company. The Company also competes with traditional apparel and consumer brand companies and with other brand management companies for acquisitions.

Trademarks

 The Company’s trademarks are owned by five subsidiaries. IP Holdings owns the Candie’s, Bongo, Joe Boxer, Rampage, Mudd and London Fog related trademarks. Badgley Mischka Licensing owns the Badgley Mischka related trademarks, Mossimo Holdings owns the Mossimo related trademarks, OP Holdings owns the Ocean Pacific related trademarks and Studio IP Holdings owns the Danskin related trademarks, each in connection for numerous categories of goods. These trademarks and associated marks are registered or pending registration with the U.S. Patent and Trademark Office in block letter and/or logo formats, as well as in combination with a variety of ancillary marks for use with respect to, depending on the brand, a variety of product categories, including footwear, apparel, fragrance, handbags, watches and various other goods and services, including in some cases, home accessories and electronics. The Company intends to renew these registrations as appropriate prior to expiration. In addition, the Company’s subsidiaries register their trademarks in other countries and regions around the world, including Canada, Europe, South and Central America and Asia.

The Company monitors on an ongoing basis unauthorized use and filings of the Company’s trademarks, and the Company relies primarily upon a combination of federal, state, and local laws, as well as contractual restrictions to protect its intellectual property rights both domestically and internationally.

Employees

As of December 31, 2006, the Company had a total of 46 full-time employees, including 35 in the licensing and corporate area, six at Bright Star and five in the Badgley Mischka division. Of these 46 employees, five are executives and five are designers. The remaining employees are middle management, marketing, and administrative personnel. None of the Company’s employees is represented by a labor union. The Company considers its relations with its employees to be satisfactory.

Item 1.A. Risk Factors

We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could impact our operations. The following highlights some of the factors that have affected, and in the future, could affect our operations:

Our current business model is new and our operating history as a brand management company is limited, which makes it difficult to evaluate our current business and future prospects.

We began our transition in 2003 from a procurer of manufacturing, seller and marketer of footwear and jeanswear products to a brand management company that owns, licenses and manages its own consumer brands. We only completed the elimination of our retail and manufacturing operations in mid-2004 and, therefore, have operated solely as a brand management company for only nine quarters, including only two full reporting fiscal years, making it difficult to evaluate our ability to successfully manage and grow our business long-term. Furthermore, our business model depends on a number of factors for its continued success, including the continued market acceptance of our brands, the production and sale of quality products by our licensees and the expansion of our brand portfolio through the acquisition of additional brands and the growth of our existing brands. While we believe our diversified brand portfolio protects us from the underperformance of any one brand and that we will be able to continue our growth through continued development of our existing brands as well as the acquisition of additional brands and by expanding internationally, we cannot guarantee the continued success of our business.

The failure of our licensees to adequately produce, market and sell products bearing our brand names in their license categories could result in a decline in our results of operations.

We are no longer directly engaged in the sale of branded products and, consequently, our revenues are now almost entirely dependent on royalty payments made to us under our licensing agreements. Although the licensing agreements for our brands usually require the advance payment to us of a portion of the licensing fees and provide for guaranteed minimum royalty payments to us, the failure of our licensees to satisfy their obligations under these agreements or their inability to operate successfully or at all, could result in their breach, and/or the early termination, of such agreements, their non-renewal of such agreements or our decision to reduce their guaranteed minimums, thereby eliminating some or all of that stream of revenue. Moreover, during the terms of the license agreements, we are substantially dependent upon the abilities of our licensees to maintain the quality and marketability of the products bearing our trademarks, as their failure to do so could materially tarnish our brands, thereby harming our future growth and prospects. In addition, the failure of our licensees to meet their production, manufacturing and distribution requirements could cause a decline in their sales and potentially decrease the amount of royalty payments (over and above the guaranteed minimums) due to us. This, in turn, could decrease our potential revenues. Moreover, the concurrent failure by several of our material licensees to meet their financial obligations to us could jeopardize our ability to meet the debt service coverage ratio required in connection with the asset-backed notes issued by our subsidiary, IP Holdings, which would give the note holders the right to foreclose on the Candie’s, Bongo, Joe Boxer, Rampage, Mudd and London Fog trademarks and other related intellectual property assets securing such debt.

Our business is dependent on continued market acceptance of our trademarks and the products of our licensees bearing these trademarks.

Although our licensees guarantee minimum net sales and minimum royalties to us, a failure of our trademarks or of products utilizing our trademarks to achieve or maintain market acceptance could cause a reduction of our licensing revenues. Such failure could also cause the devaluation of our trademarks, which are our primary assets, making it more difficult for us to renew our current licenses upon their expiration or enter into new or additional licenses for our trademarks. In addition, if such devaluation of our trademarks were to occur, a material impairment in the carrying value of one or more of our trademarks could also occur and be charged as an expense to our operating results. Continued market acceptance of our trademarks and our licensees’ products, as well as market acceptance of any future products bearing our trademarks, is subject to a high degree of uncertainty, made more so by constantly changing consumer tastes and preferences. Maintaining market acceptance of our licensees’ products and creating market acceptance of new products and categories of products bearing our marks will require our continuing and substantial marketing and product development efforts, which may, from time to time, also include our expenditure of significant additional funds, to keep pace with changing consumer demands. Additional marketing efforts and expenditures may not, however, result in either increased market acceptance of, or additional licenses for, our trademarks or increased market acceptance, or sales, of our licensees’ products. Furthermore, while we believe that we currently maintain sufficient control over the products our licensees’ produce under our brand names through the provision of trend direction and our right to preview and approve a majority of such products, including their presentation and packaging, we do not actually design or manufacture our licensed products and therefore have more limited control over such products’ quality and design than a traditional product manufacturer might have.

Our existing and future debt obligations could impair our liquidity and financial condition, and in the event we are unable to meet our debt obligations we could lose title to our trademarks.

As of December 31, 2006, we had consolidated net debt of approximately $163 million, primarily all of which was incurred in connection with our acquisition activities. We may also assume or incur additional debt, including secured debt, in the future in connection with, or to fund, future acquisitions. Our debt obligations:

•	could impair our liquidity;

•	could make it more difficult for us to satisfy our other obligations;

•
require us to dedicate a substantial portion of our cash flow to payments on our debt obligations, which reduces the availability of our cash flow to fund working capital, capital expenditures and other corporate requirements;

•	could impede us from obtaining additional financing in the future for working capital, capital expenditures, acquisitions and general corporate purposes;

•	make us more vulnerable in the event of a downturn in our business prospects and could limit our flexibility to plan for, or react to, changes in our licensing markets; and

•	place us at a competitive disadvantage when compared to our competitors who have less debt.

While we believe that by virtue of the guaranteed minimum royalty payments due to us under our licenses we will generate sufficient revenues from our licensing operations to satisfy our obligations for the foreseeable future, in the event that we were to fail in the future to make any required payment under agreements governing our indebtedness or fail to comply with the financial and operating covenants contained in those agreements, we would be in default regarding that indebtedness. A debt default could significantly diminish the market value and marketability of our common stock and could result in the acceleration of the payment obligations under all or a portion of our consolidated indebtedness. In the case of IP Holdings’ asset-backed notes, it would also enable the holders of such notes to foreclose on the assets securing such notes, including the Candie’s, Bongo, Joe Boxer, Rampage, Mudd and London Fog trademarks.

We have a material amount of goodwill and other intangible assets, including our trademarks, recorded on our balance sheet. As a result of changes in market conditions and declines in the estimated fair value of these assets, we may, in the future, be required to write down a portion of this goodwill and other intangible assets and such write-down would, as applicable, either decrease our profitability or increase our net loss.

As of December 31, 2006, goodwill represented approximately $93.6 million, or 13% of our total assets, and other intangible assets represented approximately $467.7 million, or 67% of our total assets. Under Statement of Financial Accounting Standard No. 142, or SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and indefinite life intangible assets, including some of our trademarks, are no longer amortized, but instead are subject to impairment evaluation based on related estimated fair values, with such testing to be done at least annually. While, to date, no impairment write-downs have been necessary, any write-down of goodwill or intangible assets resulting from future periodic evaluations would, as applicable, either decrease our net income or increase our net loss and those decreases or increases could be material.

A substantial portion of our licensing revenue is concentrated with a limited number of retailers such that the loss of any of such licensees could decrease our revenue and impair our cash flows.

Our licenses with Kohl’s and Kmart Corporation, were our two largest licenses during the year ended December 31, 2006, representing approximately 14% and 24%, respectively, of our total revenue for such period. In addition, in connection with the Mossimo merger in October 2006, we acquired a license agreement with Target Corporation. Our license agreement with Kohl’s grants it the exclusive U.S. license with respect to the Candie’s trademark for a wide variety of product categories for an initial term expiring in January 2011; our license agreement with Kmart grants it the exclusive U.S. license with respect to the Joe Boxer trademark for a wide variety of product categories for a term expiring in December 2010; and our license agreement with Target grants it the exclusive U.S. license with respect to the Mossimo trademark for substantially all Mossimo-branded products for an initial term expiring in January 2010. Because we are dependent on these licensees for a significant portion of our licensing revenue, if any of them were to have financial difficulties affecting its ability to make guaranteed payments, or if any of these licensees decides not to renew or extend its existing agreement with us, our revenue and cash flows could be reduced substantially. In addition, as of September 2006, Kmart had not approached the sales levels of Joe Boxer products needed to trigger royalty payments in excess of its guaranteed minimums since 2004, and, as a result, when we entered into the current license agreement with Kmart in September 2006 expanding its scope to include Sears stores and extending its term from December 2007 to December 2010, we agreed to reduce its guaranteed annual royalty minimums by approximately half, as a result of which our revenues from this license, at least for the short term, will likely be substantially reduced.

Our license agreement with Target could be terminated by Target in the event we were to lose the services of Mossimo Giannulli as our creative director with respect to Mossimo-branded products, thereby significantly devaluing the assets acquired by us in the Mossimo merger and decreasing our expected revenues and cash flows.

While we believe that there has been significant consumer acceptance of products sold under our recently-acquired Mossimo brand as a stand-alone brand, the image and reputation of Mossimo Giannulli, the creator of the brand, remain important factors to Target, the brand’s primary licensee. Target has the right under its license agreement with us to terminate the agreement if Mr. Giannulli’s services as our creative director for Mossimo-branded products are no longer available to Target, upon his death or permanent disability or in the event a morals clause in the agreement relating to his future actions and behavior is breached. Although we have entered into an agreement with Mr. Giannulli in which he has agreed to continue to provide us with his creative director services, including those required under the Target license, for an initial term expiring on January 31, 2010, there can be no assurance that he will continue to do so or that in the event we were to lose such services, Target would continue its license agreement with us. The loss of the Target license would significantly devalue the assets acquired by us in the Mossimo merger and decrease our expected revenues and cash flows until we were able to enter into one or more replacement licenses.

If we are unable to identify and successfully acquire additional trademarks, our growth may be limited, and, even if additional trademarks are acquired, we may not realize anticipated benefits due to integration or licensing difficulties.

A key component of our growth strategy is the acquisition of additional trademarks. If competitors pursue our brand management model, acquisitions could become more expensive and suitable acquisition candidates more difficult to find. In addition, even if we successfully acquire additional trademarks, we may not be able to achieve or maintain profitability levels that justify our investment in, or realize planned benefits with respect to, those additional brands. Although we seek to temper our acquisition risks by following acquisition guidelines relating to the existing strength of the brand, its diversification benefits to us, its potential licensing scale and the projected rate of return on our investment, acquisitions, whether they be of additional intellectual property assets or of the companies that own them, entail numerous risks, any of which could detrimentally affect our results of operations and/or the value of our equity. These risks include, among others:

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

•
risks of entering new domestic and international licensing markets (whether it be with respect to new licensed product categories or new licensed product distribution channels) or markets in which we have limited prior experience.

Acquiring additional trademarks could also have a significant effect on our financial position and could cause substantial fluctuations in our quarterly and yearly operating results. Acquisitions could result in the recording of significant goodwill and intangible assets on our financial statements, the amortization or impairment of which would reduce our reported earnings in subsequent years. Moreover, as discussed below, our ability to grow through the acquisition of additional trademarks will also depend on the availability of capital to complete the necessary acquisition arrangements. Any issuance by us of shares of our common stock as equity consideration in future acquisitions could dilute our common stock because it could reduce our earnings per share, and any such dilution could reduce the market price of our common stock unless and until we were able to achieve revenue growth or cost savings and other business economies sufficient to offset the effect of such an issuance. As a result, there is no guarantee that our stockholders will achieve greater returns as a result of any future acquisitions we complete.

We will require additional capital to finance the acquisition of additional brands, including the proposed acquisition of Rocawear, and our inability to raise such capital on beneficial terms or at all could restrict our growth.

We will, in the future, require additional capital to help fund all or part of potential trademark acquisitions. If, at the time required, we have not generated sufficient cash from operations to finance those additional capital needs, we will need to raise additional funds through equity and/or debt financing. We cannot assure you that, if and when needed, additional financing will be available to us on acceptable terms or at all. If additional capital is needed and is either unavailable or cost prohibitive, our growth may be limited as we may need to change our business strategy to slow the rate of, or eliminate, our expansion plans. In addition, any additional financing we undertake could impose covenants upon us that restrict our operating flexibility, and, if we issue equity securities to raise capital, our existing stockholders may experience dilution or the new securities may have rights senior to those of our common stock.

Our licensees are subject to risks and uncertainties of foreign manufacturing that could interrupt their operations or increase their operating costs thereby affecting their ability to deliver goods to the market, reduce or delay their sales and decrease our potential royalty revenues.

Substantially all of the products sold by our licensees are manufactured overseas. There are substantial risks associated with foreign manufacturing, including changes in laws relating to quotas, and the payment of tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, any of which could increase our licensees’ operating costs. Our licensees also import finished products and assume all risk of loss and damage with respect to these goods once they are shipped by their suppliers. If these goods are destroyed or damaged during shipment, the revenues of our licensees, and thus our royalty revenues over and above the guaranteed minimums, could be reduced as a result of our licensees’ inability to deliver or their delay in delivering their products.

Because of the intense competition within our licensees’ markets and the strength of some of their competitors, we and our licensees may not be able to continue to compete successfully.

Currently, most of our trademark licenses are for products in the apparel, footwear and fashion industries, in which industries our licensees face intense and substantial competition, including from our other brands and licensees. In general, competitive factors include quality, price, style, name recognition and service. In addition, various fads and the limited availability of shelf space could affect competition for our licensees’ products. Many of our licensees’ competitors have greater financial, distribution, marketing and other resources than our licensees and have achieved significant name recognition for their brand names. Our licensees may be unable to successfully compete in the markets for their products, and we may not be able to continue to compete successfully with respect to our licensing arrangements.

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

We own, through our wholly-owned subsidiaries, U.S. federal trademark registrations and foreign trademark registrations for our brands that are vital to the success and further growth of our business and which we believe have significant value. We monitor on an ongoing basis unauthorized filings of our trademarks and imitations thereof, and rely primarily upon a combination of trademarks, copyrights and contractual restrictions to protect and enforce our intellectual property rights domestically and internationally. We believe that such measures afford only limited protection and, accordingly, there can be no assurance that the actions taken by us to establish, protect and enforce our trademarks and other proprietary rights will prevent infringement of our intellectual property rights by others, or prevent the loss of licensing revenue or other damages caused therefrom.

For instance, despite our efforts to protect and enforce our intellectual property rights, unauthorized parties may attempt to copy aspects of our intellectual property, which could harm the reputation of our brands, decrease their value and/or cause a decline in our licensees’ sales and thus our revenues. Further, we and our licensees may not be able to detect infringement of our intellectual property rights quickly or at all, and at times we or our licensees may not be successful combating counterfeit, infringing or knockoff products, thereby damaging our competitive position. In addition, we depend upon the laws of the countries where our licensees’ products are sold to protect our intellectual property. Intellectual property rights may be unavailable or limited in some countries because standards of registerability vary internationally. Consequently, in certain foreign jurisdictions, we have elected or may elect not to apply for trademark registrations. Further, trademark protection may not be available in every country where our licensees’ products are sold. While we generally apply for trademarks in most countries where we license or intend to license our trademarks, we may not accurately predict all of the countries where trademark protection will ultimately be desirable. If we fail to timely file a trademark application in any such country, we will likely be precluded from doing so at a later date. Failure to adequately pursue and enforce our trademark rights could damage our brands, enable others to compete with our brands and impair our ability to compete effectively.

In addition, in the future, we may be required to assert infringement claims against third parties, and there can be no assurance that one or more parties will not assert infringement claims against us. Any resulting litigation or proceeding could result in significant expense to us and divert the efforts of our management personnel, whether or not such litigation or proceeding is determined in our favor. In addition, to the extent that any of our trademarks were ever deemed to violate the proprietary rights of others in any litigation or proceeding or as a result of any claim, we may be prevented from using them, which could cause a termination of our licensing arrangements, and thus our revenue stream, with respect to those trademarks. Litigation could also result in a judgment or monetary damages being levied against us.

We are dependent upon our president and other key executives. If we lose the services of these individuals we may not be able to fully implement our business plan and future growth strategy, which would harm our business and prospects.

Our successful transition from a manufacturer and marketer of footwear and jeanswear to a licensor of intellectual property is largely due to the efforts of Neil Cole, our president, chief executive officer and chairman. Our continued success is largely dependent upon his continued efforts and those of the other key executives he has assembled. Although we have entered into an employment agreement with Mr. Cole, expiring on December 31, 2007, as well as employment agreements with other of our key executives, there is no guarantee that we will not lose their services. To the extent that any of their services become unavailable to us, we will be required to hire other qualified executives, and we may not be successful in finding or hiring adequate replacements. This could impede our ability to fully implement our business plan and future growth strategy, which would harm our business and prospects.

We are currently in litigation that could negatively impact our financial results.

We are currently a plaintiff and cross-defendant in a litigation pending in California state court involving our wholly-owned subsidiary, Unzipped, and a defendant in a litigation pending in New York state court involving one of our licensees. Even if we prevail on all counts in these actions, the costs of these litigation matters have been and are expected to continue to be high, not only in absolute terms but also because they divert cash and personnel resources from our business affairs. Moreover, if we are ultimately required to pay the monetary damages sought from us in these actions, or if it is adjudicated that our contractual rights concerning Unzipped are invalid, our operating results and profitability would be reduced.

Until recently we incurred losses on a consistent basis and we may not be able to sustain our profitability in the future.

Although we have consistently recorded net income in connection with our new business model, prior to our transition to a brand management company in 2004, we consistently sustained net losses, including net losses of $11.3 million, $3.9 million and $2.3 million in the fiscal years ended January 31, 2004, 2003 and 2002, respectively. We cannot guarantee you that we will continue to be profitable in the future.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company currently occupies approximately 14,359 square feet of office space in New York, New York, pursuant to a lease that expires on September 2, 2007. The Company also acquired 5,994 square feet of office space in Santa Monica, California in connection with the Mossimo merger, pursuant to a lease that expires July 31, 2009. The Company sublets half of this space pursuant to a sublease that will expire concurrent with the lease.

Bright Star currently occupies approximately 2,269 square feet of office space in Mt. Arlington, New Jersey, pursuant to a lease that expires on March 14, 2009.

Item 3. Legal proceedings

Sweet Sportswear/Unzipped litigation

On August 5, 2004, the Company, along with its subsidiaries, Unzipped, Michael Caruso & Co., referred to as Caruso, and IP Holdings, collectively referred to as the plaintiffs, commenced a lawsuit in the Superior Court of California, Los Angeles County, against Unzipped's former manager, former supplier and former distributor, Sweet Sportswear, Azteca Production International, Inc., referred to as Azteca, and Apparel Distribution Services, LLC, referred to as ADS, and a principal of these entities and former member of our board of directors, Hubert Guez, collectively referred to as defendants. The Company is pursuing numerous causes of action against defendants, including breach of contract, breach of fiduciary duty, trademark infringement and others and is seeking damages in excess of $30 million. On March 10, 2005, Sweet Sportswear, Azteca and ADS, collectively referred to as cross-complainants, filed a cross-complaint against the Company claiming damages resulting from a variety of contractual breaches, among other things.

On January 22, 2007, the case commenced trial in the California Superior Court and the trial is still being conducted.

Bader/Unzipped litigation

On November 5, 2004, Unzipped commenced a lawsuit in the Supreme Court of New York, New York County, against Unzipped’s former president of sales, Gary Bader, alleging that Mr. Bader breached certain fiduciary duties owed to Unzipped as its president of sales, unfairly competed with Unzipped and tortiously interfered with Unzipped’s contractual relationships with its employees. On October 5, 2005, Unzipped amended its complaint to assert identical claims against Bader's company, Sportswear Mercenaries, Ltd. On October 14, 2005, Bader and Sportswear Mercenaries filed an answer containing counterclaims to Unzipped’s amended complaint, and a third-party complaint, which was dismissed in its entirety on June 9, 2006, except with respect to one remaining claim asserted against it, a claim that it failed to pay Bader and Sportswear Mercenaries $72,000 in commissions and bonuses. The Company intends to vigorously defend against such claim.

Redwood Shoe litigation

This litigation, which was commenced in January 2002, by Redwood Shoe Corporation, or Redwood, one of the Company’s former buying agents of footwear, was dismissed with prejudice by the United States District Court for the Southern District of New York on February 15, 2007, pursuant to an agreement in principle by the Company, Redwood, its affiliate, Mark Tucker, Inc., or MTI, and MTI’s principal, Mark Tucker, to settle the matter. The proposed settlement agreement provides for the Company to pay a total of $1.9 million to Redwood and MTI. The stipulation and order dismissing the action may be reopened should the settlement agreement not be finalized and consummated by all of the parties. The Company currently anticipates that the settlement agreement will be executed in the first half of 2007.

Bongo Apparel, Inc. litigation

On or about June 12, 2006, Bongo Apparel, Inc., or BAI, filed suit in the Supreme Court of the State of New York, County of New York, against the Company alleging certain breach of contract and other claims and seeks, among other things, damages of at least $25 million. The Company believes that, in addition to other defenses and counterclaims that it intends to assert, the claims in the lawsuit are the subject of a release and settlement agreement that was entered into by the parties in August 2005, and has moved to dismiss all claims. The motion is pending before the Court. Additionally, on or about October 6, 2006, the Company and IP Holdings filed suit in the United States District Court for the Southern District of New York against BAI and its guarantor, TKO Apparel, Inc. In that complaint, the Company asserts various contract, tort and trademark claims that arose as a result of the failures of BAI with regard to the Bongo men’s jeanswear business and its wrongful conduct with regard to the Bongo women’s jeanswear business. The Company and IP Holdings are seeking monetary damages in an amount to be determined at trial and a permanent injunction with respect to the use of the Bongo trademark.

Mossimo litigation

In April 2005, Mr. Mossimo Giannulli offered to acquire all of the outstanding publicly held common stock of Mossimo at a price of $4.00 per share. Following the announcement of such offer, six purported class action lawsuits were filed in the Court of Chancery of the State of Delaware seeking an injunction preventing the acquisition of Mossimo by the Company and asserting that the Mossimo directors breached their fiduciary duties to the Mossimo stockholders. These six cases were consolidated. Although Mr. Giannulli subsequently withdrew his acquisition proposal, plaintiffs filed a first consolidated amended complaint in March 2006, in which they allege, among other things, that Mossimo and its board of directors breached their fiduciary duties and engaged in self-dealing in approving the merger agreement with the Company.

In addition, on April 12, 2006, a purported shareholder class action lawsuit was filed in the Superior Court of the State of California for the County of Los Angeles asserting similar claims against Mossimo and its directors with respect to the merger and seeking, among other relief, to enjoin the merger and rescind any agreements entered into in connection with the merger, and to recover costs, including attorney’s fees.

On September 27, 2006, Mr. Giannulli and other defendants entered into a memorandum of understanding with the Delaware plaintiffs to settle the Delaware action. The settlement was subject to the closing of the merger, the negotiation of a definitive stipulation of settlement and final approval by the Delaware Chancery Court. The terms of the memorandum of understanding provide that if the Company sells Mossimo or the Mossimo business prior to October 31, 2007 to an unaffiliated third party and if the consideration for such sale is greater than 120% of the amount paid to the Mossimo stockholders in the merger, 30% of that excess amount will be paid into a settlement fund to be administered and distributed by the plaintiffs’ lawyers under the supervision of the Delaware court. This additional amount, if it becomes due and distributable, will be paid to all persons who owned Mossimo stock, directly or indirectly, between April 12, 2005 and October 31, 2006, and will not constitute additional merger consideration. Mossimo also negotiated in good faith with the plaintiffs’ lead counsel concerning the amount of attorney fees and expenses to be paid by Mossimo or the Company, as its successor, and not to oppose such counsel’s application to the court of up to $800,000 in payment of such fees and expenses. In consideration of these terms, the parties agreed that they would fully and finally release and discharge all claims against each other. On December 4, 2006, the parties finalized the terms of the definitive settlement agreement and filed the same with the Delaware court. The Delaware court has entered an order directing the parties to issue a written notice to all Mossimo stockholders informing them, among other things, of the terms of the settlement and of their right to appear at a February 22, 2007 court hearing at which the Delaware court would consider whether the settlement is reasonable, adequate and in the best interest of the class. The Delaware court conducted the hearing on February 22, 2007 and on February 26, 2007, entered an order approving the settlement and dismissing the action with prejudice.

On October 27, 2006, Mr. Giannulli and other defendants also entered into a settlement letter with the California plaintiffs in the California action. Under the terms of this settlement, Mr. Giannulli and the other defendants have agreed to pay Plaintiffs’ counsel between $620,000 and $650,000. The California plaintiffs will be bound by the terms of the Delaware settlement once the settlement is approved by the Delaware Chancery Court and have agreed to file a request for dismissal with prejudice. As a result, if and when the settlement of the Delaware action is approved by the Delaware court and becomes effective, it will also bind the members of the purported class in the California litigation, rendering the California action moot. On March 1, 2007, the parties filed a stipulation with the California court dismissing the action with prejudice and requesting an order awarding Plaintiffs’ counsel between $620,000 and $650,000. The California court has scheduled a hearing on the stipulation for March 29, 2007.

Normal Course litigation

From time to time, the Company is also made a party to litigation incurred in the normal course of business. While any litigation has an element of uncertainty, the Company believes that the final outcome of any of these routine matters will not have a material effect on the Company’s financial position or future liquidity.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's common stock, $0.001 par value per share, its only class of common equity, is quoted on the NASDAQ Global Market tier of The Nasdaq Stock Market LLC (“NASDAQ”) under the symbol “ICON”. The following table sets forth the high and low sales prices per share of the Company's common stock for the periods indicated, as reported on NASDAQ:

	High	Low
Year Ended December 31, 2006
Fourth Quarter	$20.39	$14.49
Third Quarter	17.00	12.64
Second Quarter	18.09	13.70
First Quarter	14.89	9.51

Year Ended December 31, 2005
Fourth Quarter	$10.64	$7.66
Third Quarter	10.21	6.30
Second Quarter	6.98	4.16
First Quarter	5.50	4.25

As of March 1, 2007 there were 2,367 holders of record of the Company's common stock.

The Company has never declared or paid any cash dividends on its common stock and the Company does not anticipate paying any such cash dividends in the foreseeable future. Payment of cash dividends, if any, will be at the discretion of the Company's Board of Directors and will depend upon the Company's financial condition, operating results, capital requirements, contractual restrictions, restrictions imposed by applicable law and other factors its Board of Directors deems relevant. The Company's ability to pay dividends on its common stock may also be prohibited by its current and future indebtedness.

On September 15, 1998, the Company's Board of Directors authorized the repurchase of up to two million shares of the Company's common stock, which was replaced with a new agreement on December 21, 2000, authorizing the repurchase of up to three million shares of the Company's Common Stock. No shares were repurchased by the Company during the past three fiscal years.

See “Item 12” - “Securities Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for certain information concerning securities issued under the Company's equity compensation plans.

Item 6. Selected Financial Data

Selected Historical Financial Data
(in thousands, except earnings per share amounts)

On December 7, 2004, the Company announced that beginning January 1, 2005, it had changed its fiscal year ending on January 31, to a calendar year beginning on January 1st and ending on December 31st. The change was designed to align the Company's financial reporting with that of its licensees. As a result, the Company reported on an 11-month year for the period February 1, 2004 through December 31, 2004 (the “11-Month Prior Period”). The Company's current reporting period is for the 12-month period January 1, 2006 through December 31, 2006 (the “ Current Year”), as is the prior year reporting period from January 1, 2005 through December 31, 2005 (the “Prior Year”).

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

	Fiscal Year Ended December 31,	Fiscal Year Ended December 31,	11-Months Ended December 31,	Fiscal Year Ended January 31,
	2006(2)	2005	2004	2004 *	2003
Licensing and commission revenue	$80,694	$30,156	$10,553	$8,217	$7,240
Net Sales	-	-	58,427	123,160	149,543
Net Revenues	80,694	30,156	68,980	131,377	156,783
Operating income (loss) (1), (4)	53,673	15,361	2,942	(8,164)	(961)
Interest expense - net	13,837	4,453	2,701	3,118	3,373
Net income (loss) (3)	32,501	15,943	241	(11,340)	(3,945)

Earnings (loss) per share:
Basic	$0.81	$0.51	0.01	$(0.45)	$(0.17)
Diluted	$0.72	$0.46	0.01	$(0.45)	$(0.17)

Weighted average number of common shares outstanding:
Basic	39,937	31,284	26,851	25,181	23,681
Diluted	45,274	34,773	28,706	25,181	23,681

	At December 31,			At January 31,
Balance Sheet	2006	2005	2004	2004	2003
Current assets	$99,829	$22,345	$9,627	$25,655	$51,816
Working capital (deficit)	64,124	(4,388)	(5,984)	(5,302)	5,895
Total assets	701,052	217,244	60,160	74,845	103,437
Long-term debt, long-term portion	140,676	85,414	19,925	25,020	28,505
Total stockholders' equity	465,457	100,896	24,258	18,868	29,011

*
 Beginning in May 2003, the Company changed its business model to a licensing model. See “Item 1 - Business - Transition to brand management company". As a result, its Current Year, the Prior Year and the 11-Month Prior Period results are not comparable with prior years.

(1)
Includes special charges of $2,494 in the Current Year, $1,466 in the Prior Year, $295 in the 11-Month Prior Period, $4,629 in the year ended January 31, 2004 (“ Fiscal 2004 ” ), and $3,566 in the year ended January 31, 2003 ( “ Fiscal 2003 ” ). See Notes 11 and 15 of the Notes to Consolidated Financial Statements.

(2)	During the Current Year, the Company made four acquisitions. See Notes 6, 7, 8, and 9 of Notes to Consolidated Financial Statements.

(3)
In the Current Year and Prior Year, the Company recognized a net non-cash tax benefit of $6.2 and $5.0 million, respectively, by reducing the valuation allowance on the deferred tax asset related to the Company's Net Operating Loss carryforwards (“ NOL ” ).

(4)
Including in the operating income in the 11-Month Prior Period was a $7.6 million adjustment for the Shortfall Payment (as defined below) of $6.9 million with $685,000 recorded as a reserve pending the outcome of its litigation with the Company relating to Unzipped. See Notes 2 and 12 of Notes to Consolidated Financial Statements. For Fiscal 2004 the adjustment for the Shortfall Payment was $1.6 million.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995. This Annual Report on Form 10-K, including this Item 7, includes “forward-looking statements” based on the Company's current expectations, assumptions, estimates and projections about its business and its industry. These statements include those relating to future events, performance and/or achievements, and include those relating to, among other things, the Company's future revenues, expenses and profitability, the future development and expected growth of the Company's business, its projected capital expenditures, future outcomes of litigation and/or regulatory proceedings, competition, expectations regarding the retail sales environment, continued market acceptance of the Company's current brands and its ability to market and license brands it acquires, the Company's ability to continue identifying, pursuing and making acquisitions, the ability of the Company's current licensees to continue executing their business plans with respect to their product lines, and the Company's ability to continue sourcing licensees that can design, distribute, manufacture and sell their own product lines.

These statements are only predictions and are not guarantees of future performance. They are subject to known and unknown risks, uncertainties and other factors, some of which are beyond the Company's control and difficult to predict and could cause its actual results to differ materially from those expressed or forecasted in, or implied by, the forward-looking statements. In evaluating these forward-looking statements, the risks and uncertainties described in “Item 1A. Risk Factors” above and elsewhere in this report and in the Company's other SEC filings should be carefully considered.

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

Overview

The Company is a brand management company engaged in licensing, marketing and providing trend direction for a diversified and growing consumer brand portfolio. The Company’s brands are sold across every major segment of retail distribution, from luxury to mass. As of December 31, 2006, the Company owned nine iconic consumer brands: Candie’s, Bongo, Badgley Mischka, Joe Boxer, Rampage, Mudd, London Fog, Mossimo, and Ocean Pacific. The Company licenses its brands worldwide through over 115 retail and wholesale licenses for use in connection with a broad variety of product categories, including women’s, men’s and children’s apparel, footwear and accessories, home furnishings and beauty and fragrance. The Company’s business model allows it to focus on its core competencies of marketing and managing brands without some of the risks and investment requirements associated with a more traditional operating company. Its licensing agreements with leading retail and wholesale partners throughout the world provide the Company with a predictable stream of guaranteed minimum royalties.

The Company’s growth strategy is focused on increasing licensing revenue from its existing portfolio of brands through adding new product categories, expanding its brands’ retail penetration and optimizing the sales of its licensees. The Company will also seek to continue the international expansion of its brands by partnering with leading licensees throughout the world. Finally, the Company believes it will continue to acquire iconic consumer brands with an applicability to a wide range of merchandise categories and an ability to further diversify its brand portfolio.

Background

Transition to current business model

Commencing in May 2003, the Company began to implement a shift in its business model designed to transform it from a wholesaler and retailer of jeanswear and footwear products to a brand management company focused on licensing and marketing its portfolio of consumer brands. In May 2003, the Company licensed out both its Bongo footwear business and its Candie’s footwear business to third party licensees, and, by the end of 2003, the Company had eliminated all of its Candie’s retail concept stores. Thereafter, effective in August 2004, the Company also licensed out its Bongo jeanswear operations, which were previously conducted through its wholly-owned subsidiary, Unzipped, and, by the end of 2004, the Company had reduced its workforce from over 200 employees to under 40. Beginning January 2005, the Company also changed its business practices with respect to its Bright Star subsidiary, as a result of which Bright Star began acting solely as an agent for, as opposed to an indirect wholesaler to, its private label footwear clients. In July 2005, the Company entered into its first multi-category retail license, with Kohl’s, and between October 2004 and September 2005, the Company acquired three new brands: Badgley Mischka, Joe Boxer and Rampage. As a result of these changes to its operations, the Company is now a brand management company that focuses exclusively on licensing, marketing and providing trend direction with respect to a diverse portfolio of owned consumer brands and that no longer has any wholesale or retail operations or product inventory.

Changes in our financial reporting

On December 7, 2004, the Company announced that beginning January 1, 2005, it had changed its fiscal year ending on January 31, to a calendar year beginning on January 1st and ending on December 31st. The change was designed to align the Company's financial reporting with that of its licensees. As a result, the Company reported on an 11-month year for the period February 1, 2004 through December 31, 2004 (the “11-Month Prior Period”). The Company's current reporting period is for the 12-month period January 1, 2006 through December 31, 2006 (the “ Current Year”), as is the prior year reporting period from January 1, 2005 through December 31, 2005 (the “Prior Year”).

Commencing with fiscal 2005, revenues from Bright Star are recognized solely from its net agent commissions and no longer from gross product sales as they were prior to the change in the Company’s business practices with respect to Bright Star described above. In addition, for the fiscal years ending prior to fiscal 2005, the Company’s operations were comprised of two reportable segments: its licensing/ commission/footwear segment, which included Candie’s footwear, Bongo footwear, private label footwear, Bright Star’s operations, retail store operations and licensing operations, and its apparel segment, which was comprised of Unzipped’s Bongo jeanswear operations. As a result of the Company’s shift in business model, including its licensing of the activities associated with its former Candie’s and Bongo footwear and apparel operations, the Company now has only one revenue reporting segment, its licensing and commission segment, which includes the licensing revenues for all of its brands and Bright Star’s net commission revenues.

As a result of the Company’s transition to a brand management business, and to a lesser extent, its change in fiscal year end, its operating results for the periods after the 11-Month Prior Period are not, and are not expected to be, comparable to prior years. Further, as a result of the Company’s Joe Boxer and Rampage acquisitions and to a lesser extent the change in Bright Star revenue recognition, the Company’s operating results for the Prior Year are not comparable to prior years, and as a result of the Company’s April 2006 Mudd acquisition, the August 2006 London Fog trademark purchase, the October 2006 Mossimo acquisition and the November 2006 Ocean Pacific acquisition, the Company’s operating results for the Current Year are not comparable to prior periods.

Summary of Operating Results:

The Company had net income of $32.5 million for the Current Year as compared to net income of $15.9 million for the Prior Year. In the Current Year, there were $2.5 million of special charges and $13.8 million of net interest expense, as compared to $1.5 million of special charges and $4.5 million of net interest expense in the Prior Year.

The Company's operating income was $53.7 million in the Current Year, compared to an operating income of $15.4 million in the Prior Year.

Current Year compared to Prior Year

Revenues. Revenue for the Current Year increased to $80.7 million, from $30.2 million in the Prior Year. This revenue growth was driven by three factors: growth from brands acquired prior to 2005, additional revenue from brands acquired during the Prior Year and brands acquired in the Current Year. The growth in revenue from brands that were acquired prior to 2005, notably the Company’s Candies brand, that is licensed to Kohl’s, amounted to $5.9 million. Additional revenue from brands that were acquired during the Prior Year, notably the Joe Boxer brand, that is licensed to Kmart, and the Rampage brand, amounted to approximately $20.2 million. In addition, new revenues associated with the four brands acquired in 2006, Mudd, London Fog, Mossimo, and Ocean Pacific, amounted to $22.3 million.

Gross Profit. As the Company changed its business model, gross profit is no longer a pertinent indicator of operating results as there is no longer a cost of goods sold.

Operating Expenses. Consolidated selling, general and administrative (“SG&A”) expenses totaled $24.5 million in the Current Year compared to $13.3 million in the Prior Year, an increase of $11.2 million. The increase in SG&A expenses was primarily related to an increase in advertising expense from $2.9 million in the Prior Year to $7.8 in the Current Year, and increases in operating expenses relating to the four acquisitions completed in 2006, both increases due to an increase in licensing revenue resulting from a full year’s impact of acquisitions made during 2005 as well as the impact of new acquisitions in 2006. Further, in the Current Year, the Company recorded a $1.4 million reserve against its accounts receivables primarily relating to one licensee’s non-payment that is currently in dispute with the Company, compared to $180,000 in the Prior Year. For the Current Year and Prior Year, the Company’s special charges included $2.5 million and $1.5 million respectively, incurred by the Company relating to litigation involving Unzipped. See Note 15 of Notes to Consolidated Financial Statements.

Operating Income. As a result of the foregoing, the Company's net operating income was $53.7 million in the Current Year, or 67% of net revenue, as compared to $15.4 million in the Prior Year, or 51% of net revenue.

Net Interest Expense. Net Interest expense increased by approximately $9.3 million in the Current Year to $13.8 million, compared to $4.5 million in the Prior Year. This increase in interest expense was due primarily to an increase in the Company's debt through financing arrangements in connection with the acquisitions of Joe Boxer, Rampage, Mudd, London Fog, Mossimo, and Ocean Pacific. See Notes 4, 5, 6, 7, 8,  and 9 of Consolidated Financial Statements. Included in the interest expense was approximately $659,000 amortization expense of deferred financing cost, compared to approximately $454,000 in the Prior Year. Partially offsetting the increase in interest expense was an increase in interest income. The interest income for the Current Year totaled $1.2 million, compared to $295,000 in the Prior Year, primarily driven by increased cash balances in the fourth quarter from the Company’s equity offering of shares of common stock in December 2006.

Gain on Sales of Securities. In the Current Year and Prior Year, the gross realized gain on sales of securities available for sale totaled $0 and $75,000, respectively.

Provision (Benefit) for Income Taxes. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, (“SFAS 109”) “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, management reviews both positive and negative evidence pursuant to the requirements of SFAS No. 109, including current and historical results of operations, the annual limitation on utilization of net operating loss carry forwards (“NOL's”) pursuant to Internal Revenue Code section 382, future income projections and the overall prospects of the Company's business. Based upon management's assessment of information that became available in the Current Year, it concluded that it is more likely than not that a portion of previously unrecognized deferred income tax benefits will be realized. The effective income tax rate for the Current Year is approximately 18.4% resulting in the $7.3 million income tax expense. This effective tax rate was mainly driven by the Company’s reduction in the valuation allowance of approximately $6.2 million. The Prior Year had a $5.0 million income tax benefit due primarily from a reduction in the Company’s valuation allowance. See Note 19 of Notes to Condensed Consolidated Financial Statements.

At December 31, 2006 the Company had available Federal NOL's of approximately $56.7 million for income tax purposes, which expire in the years 2007 through 2025. Because of "ownership changes" (as defined in Section 382 of the Internal Revenue Code) occurring in previous fiscal years, the utilization of approximately $4.4 million of the NOL's is limited to $602,000 per year and expires in 2007. The $4.4 million in NOL’s are expected to be utilized in 2006. The remaining $52.3 million is not subject to such limitation and expires in the years 2009 through 2025. As of December 31, 2006 the Company had available state and city NOL's totaling between $48.3 million and $88.1 million, substantially all of which expire in the years 2020 through 2025. Included in the Company's NOL's is $7.0 million as of December 31, 2006 from the exercises of stock options.

Net income (loss). The Company recorded net income of $32.5 million in the Current Year, compared to net income of $15.9 million in the Prior Year, an increase of 104%, as a result of the factors discussed above.

Prior Year compared to the 11-Month Prior Period

Revenues. Consolidated net revenue decreased in the Prior Year by $38.8 million to $30.2 million, from $69.0 million in the 11-Month Prior Period due to the Company's change in its business model from one based upon sales generated from its former footwear and jeanswear operations to one based upon royalties generated by licensing and brand management activity.

The licensing business drove an increase of $19.4 million in licensing revenue to $28.0 million for the Prior Year, up from $8.6 million in the 11-Month Prior Period. The increase in licensing income resulted from a combination of the acquisition of the Joe Boxer brand in 2005, which generated $9.0 million in revenue, the acquisition of Rampage in September 2005, which generated $2.7 million in revenue, and the launch of the Company's Candie's brand in Kohl's, which generated $4.1 million in revenue.

Due to a change in revenue recognition resulting from its change of business practice beginning January 2005, Bright Star recorded only the net commission earned on sales in the Prior Year and will continue to do so in the future. As a result, there was $2.2 million in commission revenue and no sales recorded in the Prior Year for Bright Star, as compared to $2.0 million in commission revenue and $19.9 million in sales (excluding commission revenue) in the 11-Month Prior Period. Further, as a result of the Company licensing its jeanswear business in August 2004, there were no reportable jeanswear sales in the Prior Year as compared to $38.5 million in the 11-Month Prior Period.

Gross Profit. Consolidated gross profit was $30.2 million in the Prior Year as compared to $13.2 million in the 11-Month Prior Period, an increase of $17.0 million. In the Prior Year, there was no reportable gross profit from Unzipped's jeanswear operations, as compared to $2.6 million of gross profit in the 11-Month Prior Period which reflects the liquidation of the remaining Bongo inventory in connection with the transition of the jeanswear business to a licensing arrangement. The overall increase in gross profit was primarily driven by the increase in licensing revenue which has no related cost of good sold. Bright Star's gross profit increased to $2.2 million in the Prior Year from $2.0 million in the 11-Month Prior Period.

    Operating Expenses. SG&A expenses totaled $13.3 million in the Prior Year compared to $9.9 million in the 11-Month Prior Period, an increase of $3.4 million. The Company's SG&A expenses related to licensing increased by $4.0 million to $12.4 million in the Prior Year compared to $8.4 million in the 11-Month Prior Period. This increase resulted primarily from the Company's acquisitions of the Joe Boxer, Rampage and Badgley Mischka brands. SG&A expenses related to Bright Star were $965,000 in the Prior Year compared to $900,000 in the 11-Month Prior Period. Included in the Prior Year's SG&A expense was $37,500 for Unzipped's net loss compared to $1.7 million in SG&A expense in the 11-Months ended December 31, 2004, which were related to the Company's transition of the jeanswear business into a licensing business. Included in SG&A for Unzipped in the 11-Month Prior Period, 2004 was a $7.6 million reduction related to a management agreement between Sweet Sportswear L.L.C. ( “ Sweet ” ) and Unzipped ( the “ Management Agreement ” ). As stipulated in the Management Agreement, Sweet guarantees that the net income of Unzipped would be no less than $1.7 million for each year during the term ( the “ Guarantee ” ). In the event that the Guarantee is not met, Sweet is obligated to pay to the Company the difference between the actual net income of Unzipped, as defined, and the Guarantee (the “Shortfall Payment”). For the 11-Month Prior Period, there was a Shortfall Payment of $6.9 million and $685,000 recorded as a reserve pending the outcome of the Company's litigation with the former manager, supplier and distributor of Unzipped. See Notes 2 and 15 of Notes to Consolidated Financial Statements.

For the Prior Year and the 11-Month Prior Period, the Company's special charges included $1.5 million and $295,000, respectively, incurred by the Company relating to litigation involving Unzipped. The special charges for the 11-Month Prior Period were reduced by special income resulting from the Company's termination of certain long term debt payments totaling $238,000.

Operating Income (Loss). As a result of the foregoing, the Company's net operating income was $15.4 million in the Prior Year, or 51% of total revenue, as compared to $2.9 million in the 11-Month Prior Period, or 4% of total revenue.

    Net Interest Expense. Net Interest expense increased by approximately $1.8 million in the Prior Year to $4.5 million, compared to $2.7 million in the 11-Month Prior Period. This increase was due primarily to an increase in the Company's debt through financing arrangements in connection with the acquisitions of Joe Boxer and Rampage. See Notes 4 and 5 of Consolidated Financial Statements. The interest expense related to the asset backed notes issued by IP Holdings, was $4.1 million in the Prior Year compared to $1.4 million in the 11-Month Prior Period. In addition, $151,000 in interest expense was included in the Prior Year from the Sweet Note as compared to $644,000 in the 11-Month Prior Period. This decrease was due to a lower average outstanding balance on the Sweet Note, resulting from the offset of Shortfall Payments. See Notes 2 and 15 of Notes to the Consolidated Financial Statements. Also included in interest expense in the 11-Month Prior Period was $434,000 from Unzipped's jeanswear operations, with no comparable amount in the Prior. A total of $295,000 in interest income for the Prior Year partially offset the increase in interest expense, compared to $24,000 in the 11-Month Prior Period.

Gain on Sales of Securities. In the Prior Year, the gross realized gain on sales of securities available for sale totaled $75,000. There was no such gain in the 11-Month Prior Period.

 Provision (Benefit) for Income Taxes. In the Prior Year, a net non-cash tax benefit of $5.0 million was recognized by reducing the deferred tax assets valuation allowance based on the Company's projection of future taxable income and the expectation that realizing this portion of the related deferred tax assets is more likely than not offset by a reduction in the deferred tax asset established in the purchase accounting for the Joe Boxer acquisition. Management prepared projections that indicate that a portion of the Company's NOL’s would be utilized prior to their expiration. However, the Company does not believe that the future realization of all of these future tax benefits indicated by its projections is sufficiently assured to allow their full recognition in the consolidated financial statements. In particular, projections of operating results over an extended period are inherently imprecise. There was no tax expense on income reported for the 11-Month Prior Period due to a reduction in the deferred tax valuation allowance that offset the income tax provision. At December 31, 2005, the Company had a net deferred tax asset of approximately $11.5 million compared to $3.6 million at December 31, 2004, which management believes will be recoverable from anticipated future profits. At December 31, 2005, the net deferred tax asset, totaling $11.5 million, represents the amount that more likely than not of recoverability based on information currently available. See Note 19 of Notes to Consolidated Financial Statements.

At December 31, 2005 the Company had available Federal NOL's of approximately $66.5 million for income tax purposes, which expire in the years 2006 through 2025. Because of "ownership changes" (as defined in Section 382 of the Internal Revenue Code) occurring in previous fiscal years, the utilization of approximately $4.4 million of the NOL's is limited to $602,000 per year and expires in 2007. The remaining $62.1 million is not subject to such limitation and expires in the years 2009 through 2025. As of December 31, 2005 the Company had available state and city NOL's totaling between $59.4 million and $99.4 million, substantially all of which expire in the years 2020 through 2025. Included in the Company's NOL's is $7.0 million as of December 31, 2005 from the exercises of stock options. The benefit of the utilization of this NOL will be recorded as a credit to additional paid in capital if and when the related deferred tax asset is recorded.

Net income (loss). The Company recorded net income of $15.9 million in the Prior Year, compared to net income of $241,000 in the 11-Month Prior Period, as a result of the factors discussed above.

Liquidity and Capital Resources

Our principal capital requirements have been to fund acquisitions, working capital needs, and to a lesser extent capital expenditures. We have historically relied on internally generated funds to finance our operations and our primary source of capital needs for acquisition have been the issuance of debt and equity securities. At December 31, 2006 and December 31, 2005, our cash totaled $77.8 million and $11.7 million, respectively, including restricted cash of $4.3 million and $4.1 million, respectively.

We believe that cash from future operations as well as currently available cash will be sufficient to satisfy our anticipated working capital requirements for the foreseeable future. We intend to continue financing our brand acquisitions through some combination of cash from operations, bank financing and the issuance of additional equity and/or debt securities. The Company funded the acquisition of Danskin from its cash reserves. The proposed Rocawear acquisition will be funded from the proceeds of a loan. We have limited ability, however, to secure additional indebtedness with our existing assets due to certain provisions of IP Holdings’ existing asset-backed notes.

Working Capital. There was working capital (current assets less current liabilities) of $64.1 million as of December 31, 2006, compared to a deficit of $4.4 million as of December 31, 2005. The improvement resulted primarily from working capital generated from the Company's licensing business and excess cash generated from the Company’s equity offering. Cash (including restricted cash) increased to $77.8 million compared to $11.7 million in the Prior Year. In addition, accounts receivable increased to $14.5 million from $3.5 million, and accounts payable increased to $7.0 million from $3.4 million, both increases primarily due to acquisitions made in the Current Year, and the Company has $22.1 million in current maturities of long-term notes in 2007, compared to $13.7 million at December 31, 2005. Included in the current liabilities as of December 31, 2006 and 2005 were $4.9 million in payables that are subject to litigation. See “Item 3 - Legal Proceedings”.

The Company continues to rely primarily upon cash generated from licensing revenues. Net cash provided from these operating activities totaled $31.7 million in the Current Year, compared to $16.0 million in the Prior Year and $4.8 million in the 11-Month Prior Period. Cash generated from licensing revenues are from licensees in connection with the Company’s nine brands. The Company believes that such cash from operations will be sufficient to satisfy its anticipated working capital requirements for the foreseeable future.

 Investing Activities. The Company's cash used in investing activities in the Current Year totaled $176.8 million compared to $68.5 million used for the Prior Year and $421,000 used for the 11-Month Prior Period. Cash paid for the acquisitions of Mudd, London Fog, Mossimo, and Ocean Pacific, totaled approximately $173.7 million in 2006. See Notes 6, 7, 8, and 9. Capital expenditures were $739,000 for the Current Year compared to $731,000 in the Prior Year and $30,000 used in the 11-Month Prior Period. The Current Year's capital expenditures were primarily in connection with the acquisition of office equipment and leasehold improvements and other trademarks of $2.3 million.

Financing Activities. The Company's cash provided by financing activities in the Current Year totaled $211.0 million compared to $59.9 million during the Prior Year and $6.4 million used in financing activities in the 11-Month Prior Period. Of the $211.0 million in net cash provided by financing activities, approximately $189.5 million was provided from the net proceeds from the equity offering, approximately $168.0 million was provided from the net proceeds of the issuance of long-term asset -backed notes, the loan related to the Mossimo acquisition and the loan related to the Ocean Pacific acquisition, and approximately $9.1 million in proceeds from the exercise of stock options contributed to cash provided by financing activities. This was offset by $148.5 million used for principal payments related to the asset-backed notes, and $6.7 million placed in a non-current reserve account.

Long-Term Debt. The Company's long-term debt, including current maturities, totaled $162.8 million as of December 31, 2006, as compared to $99.1 million as of December 31, 2005. The long-term debt is comprised of an asset-backed securitization (see Asset-backed notes below) which totaled $155.9 million as of December 31, 2006 and $88.8 million as at December 31 2005, a loan due to a licensee (see the Kmart Note below) totaling $3.8 million as of December 31, 2006 and $7.4 as of December 31, 2005 and a note in the original amount of $11 million to the previous manager of Unzipped's jeanswear business (see Sweet Note below) which has been reduced to $3.1 million as of December 31, 2006 and $2.9 million as of December 31, 2005.

Obligations and commitments

Asset-backed notes.    In August 2002, IP Holdings issued, in a private placement, $20.0 million principal amount of asset-backed notes secured by its intellectual property assets (all of the Candie’s and Bongo trade names, trademarks, license agreements and payments and proceeds with respect thereto). These notes had a fixed interest rate of 7.93% per year and were self amortizing over their seven-year term, with quarterly principal and interest payments. After funding a liquidity reserve account in the amount of $2.9 million, the net proceeds of $16.2 million were used by the Company to reduce amounts owed by the Company under its then-existing revolving credit facilities. In April 2004, IP Holdings issued an additional $3.6 million in subordinated asset-backed notes secured by its intellectual property assets. The additional borrowing was self amortizing, had a maturity date of August 2009 and a floating interest rate of LIBOR plus 4.45%, with quarterly principal and interest payments and $500,000 of interest prepaid at closing. The net proceeds of $2.9 million were used by the Company for general working capital purposes. As of July 22, 2005, the total principal amount outstanding on these notes was approximately $17.5 million, which was refinanced with new asset-backed notes issued by IP Holdings in connection with our acquisition of the Joe Boxer brand as described below.

In July 2005, the Company acquired the Joe Boxer brand from Joe Boxer Company, LLC and its affiliates, and in September 2005, the Company acquired the Rampage brand from Rampage Licensing, LLC. The financing for these acquisitions was accomplished through two private placements by IP Holdings of its asset-backed notes in the combined principal amount of $103.0 million, secured by IP Holdings’ intellectual property assets (including the acquired Joe Boxer and Rampage assets). Of these notes, $85.5 million principal amount represented new financing for IP Holdings (before giving effect to the payment of expenses related to their issuance and required deposits to reserve funds) and $17.5 million principal amount was exchanged for all of the then outstanding asset-backed notes previously issued by IP Holdings. The $85.5 million in proceeds from the new financing portion of these private placements was used as follows: $40.0 million was used to fund the cash portion of the Joe Boxer purchase price, approximately $25.8 million was used to fund the cash portion of the Rampage purchase price, $1.7 million was deposited in a liquidity reserve account as required by the holder of the notes, approximately $1.8 million was used to pay costs associated with the issuance of the notes, approximately $200,000 was paid to legal professionals associated with the acquisitions, approximately $4.0 million was available to the Company for working capital purposes, and $12.0 million was deposited in an escrow account for the benefit of the holder of the notes and was to be used by IP Holdings solely for the purchase of certain intellectual property assets. IP Holdings subsequently used the escrowed funds to redeem $12.0 million principal amount of the asset-backed notes in November 2005, without penalty. Costs associated with the issuance of these notes, totaling approximately $1.8 million, have been deferred and are being amortized using the interest method over the seven-year life of the notes.

Of the $103.0 million principal amount of asset-backed notes outstanding immediately following the Joe Boxer and Rampage acquisitions, the $12 million portion that was subsequently redeemed in November 2005 had a floating interest rate of LIBOR plus 0.7%, $63.0 million principal amount had a fixed interest rate of 8.45% and $28.0 million principal amount had a fixed interest rate of 8.10%. All of the unredeemed notes were to mature in the third quarter of 2012, were self amortizing over their seven-year term and had quarterly principal and interest payments. As of April 11, 2006, the total principal amount outstanding on these notes was approximately $87.0 million, which was refinanced, on its existing terms, with new asset-backed notes issued by IP Holdings in connection with the Company’s acquisition of the Mudd brand as described below.

In April 2006, the Company acquired certain assets of Mudd (USA) LLC relating to the Mudd brand. The financing for the acquisition was accomplished through the private placement by IP Holdings of approximately $136.0 million principal amount of its asset-backed notes, secured by IP Holdings’ intellectual property assets (including the acquired Mudd assets). Of these notes, $49.0 million principal amount represented new financing for IP Holdings (before giving effect to the payment of expenses related to their issuance and required deposits to reserve funds) and $87.0 million principal amount was exchanged for all of the then outstanding asset-backed notes previously issued by IP Holdings. The $49.0 million in proceeds from the new financing portion of the private placement was used as follows: $45.0 million was paid to the sellers of the Mudd brand, approximately $490,000 was used to pay costs associated with the issuance of the notes related to the new financing portion, approximately $2.45 million was deposited in a liquidity reserve account as required by the holder of the notes, approximately $785,000 was used to pay professional fees associated with the Mudd acquisition and approximately $275,000 was available to the Company for working capital purposes. The costs related to the $49.0 million in new financing, totaling $490,000, have been deferred and are being amortized over the seven-year life of the related notes.

Of the $136.0 million principal amount of asset-backed notes outstanding immediately following the Mudd acquisition, the $87.0 million principal amount of notes issued in April 2006 in exchange for all of the then existing notes had the same terms as the notes they refinanced (i.e., they were to mature in 2012, were self-amortizing and had fixed interest rates of 8.45% and 8.10%). The $49.0 million principal portion of the asset-backed notes that represented new financing had a term of five years, a variable interest rate of LIBOR plus 4% for the term’s first year and a fixed interest rate equal to the applicable treasury rate (the rate charged for a U.S. treasury security maturing on the date closest to the expected average life of such principal portion of the notes) plus 4.5% for the remaining four years of the term, and no principal payments until April 2007, after which it was to be self amortizing over the balance of its term, with principal payable quarterly. As of August 28, 2006, the total principal amount outstanding on these notes was approximately $130.9 million, all of which was refinanced by the Company with new asset-backed notes issued by IP Holdings in connection with the London Fog trademark purchase as described below.

In August 2006, the Company purchased the London Fog trademarks and certain related intellectual property assets from London Fog Group, Inc. The financing for the purchase was accomplished through the private placement by IP Holdings of approximately $159.9 million principal amount of its asset-backed notes, secured by IP Holdings’ intellectual property assets (including the acquired London Fog assets), together with approximately $3.1 million of our existing funds. Of these notes, $29.0 million principal amount represented new financing for IP Holdings (before giving effect to the payment of expenses related to their issuance and required deposits to reserve funds) and $130.9 million principal amount was exchanged for all of the then outstanding asset-backed notes previously issued by IP Holdings. The $29.0 million in proceeds from the new financing portion of the private placement were used as follows: $27.5 million was paid to the seller, $112,500 was used to pay costs associated with the issuance of the related notes and approximately $1.35 million was deposited in a liquidity reserve account as required by the holder of the notes. The costs relating to the $29.0 million in new financing of approximately $60,000 have been deferred and are being amortized over the six and a half year life of the financed debt.

Of the $159.9 million principal amount of asset-backed notes outstanding immediately following the London Fog trademark purchase, $56.7 million principal amount has a term of six years and an interest rate of 8.45% per annum, $25.2 million principal amount has a term of six years and an interest rate of 8.12% per annum and $78.0 million principal amount has a term of six and a half years and an interest rate of 8.99% per annum. There are no principal payments required in the first year with respect to $49.0 million principal amount of such notes.

Cash on hand in IP Holdings’ bank account is restricted at any point in time up to the amount of the next payment of principal and interest due by it under the asset-backed notes. Accordingly, as of December 31, 2006 and December 31, 2005, $4.3 million and $4.1 million, respectively, have been disclosed as restricted cash within current assets. Further, a liquidity reserve account required by the holder of the asset-backed notes has been established and the funds on deposit in such account will be applied to the last principal payment due with respect to the asset-backed notes. Accordingly, the $11.7 million and $5.0 million in such reserve account as of December 31, 2006 and December 31, 2005, respectively, have been disclosed as restricted cash within our other assets.

Since IP Holdings had not entered into or renewed certain license agreement(s) with respect to the Joe Boxer brand that guaranteed certain royalty thresholds by April 1, 2006, IP Holdings was required by the terms of the asset-backed notes to deposit to a renewal reserve account, from revenues generated from the Joe Boxer brand, $3.75 million for each quarter beginning in April 2006. IP Holdings made a deposit of $3.75 million in each of April 2006 and July 2006; however, on September 28, 2006, IP Holdings entered into a new license agreement with Kmart that replaced its existing license and extended IP Holdings’ relationship with Kmart. The new license agreement satisfied the criteria specified in the terms of the asset-backed notes. As a result, IP Holdings is not required to make any additional deposits to the renewal reserve account and, on October 24, 2006, the $7.5 million in our renewal reserve account, which was included in our $16.1 million of current restricted cash at September 30, 2006, was returned to us and is no longer restricted.

All of the asset-backed notes issued by IP Holdings are secured by its intellectual property assets. The payment of the principal of and interest on these notes will be made from amounts received by IP Holdings under its license agreements with the various licensees of its intellectual property assets.

Neither we nor any of our subsidiaries other than IP Holdings is obligated to make any payment with respect to the asset-backed notes, and neither our assets nor those of any of our subsidiaries other than IP Holdings are available to IP Holdings’ creditors. In addition, the assets of IP Holdings are not available to our creditors or to the creditors of any of our subsidiaries other than IP Holdings.

Kmart note.    In connection with the acquisition of Joe Boxer in July 2005, we assumed a promissory note, dated August 13, 2001, in the principal amount of $10.8 million that originated with the execution of the Kmart license by the former owners of Joe Boxer. The note provides for interest at 5.12% and is payable in three equal annual installments, on a self-liquidating basis, on the last day of each year commencing on December 31, 2005 and continuing through December 31, 2007. Payments due under the note may be off-set against any royalties owed under the Kmart license. The note may be pre-paid at any time without penalty.

Sweet note. On April 23, 2002, the Company acquired the remaining 50% interest in Unzipped from Sweet for a purchase price comprised of 3,000,000 shares of its common stock and $ 11.0 million in debt, which was evidenced by the Company’s issuance of the Sweet note. Prior to August 5, 2004, Unzipped was managed by Sweet pursuant to the Management Agreement, which obligated Sweet to manage the operations of Unzipped in return for, commencing in fiscal 2003, an annual management fee based upon certain specified percentages of net income achieved by Unzipped during the three- year term of the agreement. In addition, Sweet guaranteed that the net income, as defined in the agreement, of Unzipped would be no less than $ 1.7 million for each year during the term, commencing with fiscal 2003. In the event that the guarantee was not met for a particular year, Sweet was obligated under the management agreement to pay the Company the difference between the actual net income of Unzipped, as defined, for such year and the guaranteed $ 1.7 million. That payment, referred to as the shortfall payment, could be offset against the amounts due under the Sweet note at the option of either the Company or Sweet. As a result of such offsets, the balance of the Sweet note was reduced by the Company to $ 3.1 million as of December 31, 2006 and $ 3.0 million as of December 31, 2005 and is reflected in "long- term debt." This note bears interest at the rate of 8% per year and matures in April 2012. See "— Matters pertaining to Unzipped" below.

Other indebtedness

Mossimo Holdings note.    On October 31, 2006, our wholly-owned subsidiary, Mossimo Holdings, issued a note in the principal amount of $90.0 million to Merrill Lynch Mortgage Capital Inc., in connection with the closing of the Mossimo merger. This note bore interest at a variable rate equal to the three-month LIBOR plus 5.125% per annum and matures on December 18, 2008, with principal payable in quarterly payments totaling $10.5 million in the first year and $10.8 million in the second year, with the balance due upon the note’s maturity. The note was secured by the intellectual property owned by Mossimo Holdings (consisting of the Mossimo trademarks, licenses and other related intellectual property assets). On December 15, 2006, the entire balance due on this note was repaid to Merrill Lynch Mortgage Capital Inc.

Ocean Pacific note.    On November 6, 2006, we issued a note in the principal amount of $44.0 million to the sellers as part of the purchase price for the Ocean Pacific brand acquisition. This note bore interest at the rate of 7% per annum and matured, at our option, on either (a) December 31, 2006, in which case it is payable, in cash or through a combination of shares of our common stock and at least $17.0 million in cash, on or prior to December 31, 2006, or (b) January 31, 2007, provided we repay at least $25.0 million in cash on or prior to December 31, 2006 and the remaining balance, in cash or through a combination of shares of our common stock and at least $5.5 million in cash, on or prior to January 31, 2007. The note was secured by the intellectual property owned by our subsidiary, OP Holdings (consisting of the Ocean Pacific trademarks, licenses and other related intellectual property assets). On December 20, 2006, the entire balance due on this note was repaid to the sellers.

Other. The Company believes that it will be able to satisfy its ongoing cash requirements for the foreseeable future, primarily with cash flow from operations and borrowings to fund a previously announced proposed acquisition. However, if the Company's plans change or its assumptions prove to be incorrect, it could be required to obtain additional capital that may not be available to it on acceptable terms, if at all. In addition, as part of its business growth strategy, the Company intends, in addition to growing through the organic development of its brands and expanding internationally, to grow through acquisitions of additional brands. The Company anticipates that it may fund any such acquisitions through the issuance of equity or debt securities.

The following is a summary of contractual cash obligations, including interest for the periods indicated that existed as of December 31, 2006, and is based on information appearing in the Notes to Consolidated Financial Statements (amounts in thousands):

Contractual Obligations	2007	2008-2009	2010 -2011	After 2011	Total
Asset-backed Note	$31,282	$63,347	$63,347	$47,268	$205,244
Kmart Note	4,000	-	-	-	4,000
Sweet Note	-	-	3,361	-	3,361
Operating leases	532	198	-	-	730
Employment contracts	3,012	1,375	-	-	4,387
Total Contractual Cash obligations	$38,826	$64,920	$66,708	$47,268	$217,722

Matters Pertaining to Unzipped. - For the Current Year, Unzipped had no operations, as compared to a net loss (as defined, for the purpose of determining if the Guarantee had been met) of $296,000 in the Prior Year. Consequently for the Current Year there was no Shortfall Payment, as compared to a Shortfall Payment of $438,000 in the Prior Year. The adjusted Shortfall Payments had been recorded in the consolidated income statements as a reduction of Unzipped's selling, general and administrative expenses and on the balance sheet as a reduction of the Sweet Note based upon the right to offset in the Sweet Management Agreement. After adjusting for the Shortfall Payments, Unzipped reported net income of $37,500 in the Prior Year.

Fiscal 2005 and 2006 acquisitions

Joe Boxer (July 2005)

In July 2005, we acquired the principal assets of Joe Boxer Company, LLC and three of its affiliated companies. The purchased assets included the Joe Boxer and associated trademarks, copyright registrations and the seller’s existing licenses with respect thereto, including a multi-category license with Kmart pursuant to which the brand is licensed to Kmart exclusively in the United States, and various international licenses to manufacturers in Canada, Mexico and Scandinavia. The aggregate purchase price paid by us included $40.0 million in cash paid to the sellers, which was funded by us from the proceeds of asset-backed notes issued by IP Holdings, 4,350,000 restricted shares of our common stock issued to the sellers, valued at $36.2 million, our assumption of a note payable to Kmart in the principal amount of approximately $10.8 million, accrued interest of $309,000 with respect to such note, the value of warrants issued by us to our financial advisor as a cost of the acquisition in the amount of $788,000, and other acquisition costs of approximately $755,000.

Rampage (September 2005)

In September 2005, we acquired the principal assets of Rampage Licensing, LLC, including the Rampage and associated trademarks and 12 existing licenses. The aggregate purchase price paid by us included $26.2 million in cash paid to the sellers, $25.8 million of which was funded by us from the proceeds of asset-backed notes issued by IP Holdings, 2,171,336 restricted shares of our common stock issued to the seller, valued at $20.2 million, the value of warrants issued by us to our financial advisor as a cost of the acquisition in the amount of $1.7 million and other acquisition costs of $150,000.

Mudd (April 2006)

In April 2006, we acquired certain of the assets of Mudd (USA) LLC related to the Mudd brand, trademarks, intellectual property and related names worldwide, excluding China, Hong Kong, Macau and Taiwan. The aggregate purchase price paid by us included $45.0 million in cash paid to the seller, which was funded by us from the proceeds of asset-backed notes issued by IP Holdings, 3,269,231 restricted shares of our common stock issued to the seller, valued at $47.9 million, the value of warrants issued by us to our financial advisor as a cost of the acquisition in the amount of $4.6 million and other estimated acquisition costs of $1.9 million. In connection with this acquisition, we also entered into a license agreement with the seller giving it the exclusive right to use the Mudd trademark in connection with the design, manufacture, sale and distribution of women’s and children’s jeanswear and related products in the United States. Mudd (USA) LLC has guaranteed for two years certain minimum licensing revenues to us with respect to the royalties due under its license agreement and from all of the license agreements assumed by us in connection with the Mudd acquisition. This guarantee, as well as certain other of the seller’s obligations to us, is secured by its pledge of a portion of the cash and shares issued by us as consideration in the acquisition.

London Fog (August 2006)

In August 2006, we purchased the London Fog trademarks and certain related intellectual property assets from London Fog Group Inc. The aggregate purchase price paid by us included $30.5 million in cash paid to the seller, which was funded by us from the proceeds of asset-backed notes issued by IP Holdings, together with $3.1 million of our existing funds, 482,423 restricted shares of our common stock, valued at $7.1 million, that were issued to designees of the seller’s assignee, and approximately $666,000 of estimated acquisition costs.

Mossimo (October 2006)

On October 31, 2006, we acquired all of the capital stock of Mossimo, Inc., which was a public company engaged in the business of licensing the Mossimo brand, in consideration for which we paid the stockholders of Mossimo, Inc. a total of $67.5 million in cash and 3,608,810 shares of our common stock, valued at $66.8 million based on the average closing sale price value of our common stock for the three days prior to the closing of the merger in October 2006 and the merger agreement was signed in March 2006. In addition, if our common stock does not close at or above $18.71 for at least 20 consecutive trading days during the 12 months following the merger, the recipients of the initial merger consideration will be entitled to receive up to a maximum of 40,965 additional shares of our common stock. In accordance with purchase price accounting, the purchase price will be reflected in our financials assuming the issuance of such additional shares. In connection with the Mossimo merger, we also paid Cherokee Inc. a fee of $33.0 million in cash in return for its withdrawal of the proposal that it had previously submitted to acquire the capital stock of Mossimo, Inc. and the termination of its finder’s agreement with Mossimo, Inc. relating to its royalties from Target Stores, and we bought out Mossimo employee stock option agreements for approximately $915,000, issued warrants as a cost of the acquisition valued at approximately $2.2 million and had other estimated acquisition costs of approximately $7.1 million.

Ocean Pacific (November 2006)

On November 6, 2006, we acquired certain of the assets of Ocean Pacific Apparel Corp., a subsidiary of Warnaco Group, Inc., related to the Ocean Pacific brand, associated trademarks, intellectual property and related names worldwide. In consideration for such assets we paid the seller $10.0 million in cash and issued the seller a 7% note in the principal amount of $44.0 million. In connection with this acquisition, we also entered into a license agreement with the seller giving it the exclusive right to use the Ocean Pacific trademark in connection with the design, manufacture and sale of women’s and juniors’ swimwear in the United States for a period of three years and the seller has guaranteed certain minimum annual royalties to us with respect thereto. In connection with the Ocean Pacific brand acquisition, we issued warrants to a financial advisor valued at $1.4 million and, based on preliminary estimates, had other acquisition costs of approximately $1.1 million, including approximately $800,000 to be paid in the future.

Seasonality

The majority of the products manufactured and sold under the Company's brands and licenses are for apparel, accessories and footwear, which sales vary as a result of holidays, weather, and the timing of product shipments. Accordingly, a portion of the Company’s revenue from its licensees, particularly from those mature licensees that are performing and actual sales royalties exceed minimum royalties, is subject to seasonal fluctuations. The results of operations in any quarter therefore will not necessarily be indicative of the results that may be achieved for a full fiscal year or any future quarter.

Other Factors

We continue to seek to expand and diversify the types of licensed products being produced under our various brands, as well as diversify the distribution channels within which licensed products are sold, in an effort to reduce dependence on any particular retailer, consumer or market sector. The success of our company, however, will still remain largely dependent on our ability to build and maintain brand awareness and contract with and retain key licensees and on our licensees’ ability to accurately predict upcoming fashion trends within their respective customer bases and fulfill the product requirements of their particular retail channels within the global marketplace. Unanticipated changes in consumer fashion preferences, slowdowns in the U.S. economy, changes in the prices of supplies, consolidation of retail establishments, and other factors noted in “Risk factors,” could adversely affect our licensees’ ability to meet and/or exceed their contractual commitments to us and thereby adversely affect our future operating results.

Effects of Inflation

The Company does not believe that the relatively moderate rates of inflation experienced over the past few years in the United States, where it primarily competes, have had a significant effect on revenues or profitability.

New Accounting Standards

In February 2006, the Financial Accounting Standards Board ( “FASB” ) issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments -an amendment of FASB Statements No. 133 and 140," which simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation and eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement (new basis) event occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 is not expected to have an impact on the Company's results of operations or its financial position.

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

In June 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109," which establishes that the financial statement effects of a tax position taken or expected to be taken in a tax return are to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. FIN 48 is effective for fiscal years beginning after December 15, 2006. While the Company continues to evaluate its historical tax positions. the adoption of FIN 48 is not expected to have a material impact on the Company's results of operations or its financial position.

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

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Asset and Financial Liability: Including an amendment of FASB Statement No. 115” (“ SFAS 159”). The standard permits all entities to elect to measure certain financial instruments and other items at fair value with changes in fair value reported in earnings. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. We are evaluating the impact adopting SFAS 159 will have on our consolidated financial statements.

Critical Accounting Policies:

During the Current Year, the Company adopted certain new accounting standards issued by the FASB, as described above and summarized in Note 1 of the Notes to Consolidated Financial Statements. The adoption of these new accounting standards did not have a significant impact on the Company's financial position or results of operations in the Current Year.

Several of the Company's accounting policies involve management judgments and estimates that could be significant. The policies with the greatest potential effect on the Company's consolidated results of operations and financial position include the estimate of reserves to provide for the collectibility of accounts receivable. The Company estimates the net collectibility considering historical, current and anticipated trends related to deductions taken by customers and markdowns provided to retail customers to effectively flow goods through the retail channels, and the possibility of non-collection due to the financial position of its licensees' customers. With its new licensing model, the Company has eliminated its inventory risk and substantially reduced its operating risks, and can now reasonably forecast revenues and plan expenditures based upon guaranteed royalty minimums.

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company reviews all significant estimates affecting the financial statements on a recurring basis and records the effect of any adjustments when necessary.

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

Also in June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which changed the accounting for goodwill from an amortization method to an impairment-only approach. Upon the Company's adoption of SFAS No. 142 on February 1, 2002, the Company ceased amortizing goodwill. As prescribed under SFAS No. 142, the Company had goodwill tested for impairment during the Current Year, the Prior Year, and the 11-Month Prior Period, and no impairments were necessary.

The Candie's and Bongo trademarks had previously been amortized on a straight-line basis over their estimated useful lives of approximately 20 years. Effective July 1, 2005, the Company changed for accounting purposes, the estimated useful lives of the Candie's and Bongo trademarks to be an indefinite life. Accordingly, the recorded value of these trademarks will no longer be amortized, but instead will be tested for impairment on an annual basis. In arriving at the conclusion to use an indefinite life management considered among other things, the Company's new licensing business model which has expanded the extent of potential use of these brand names in future years. In connection with the Candies license signed with Kohl's in late 2004 the Candie's name, which has been in the US market since the 1970's, has been expanded to over 18 product categories in almost 700 Kohl's retail locations. Similarly, the Bongo brand has expanded from a predominantly jeanswear brand to a broad variety of product groups and multiple licenses in the U.S. and internationally. Brand recognition for both of these brands is very high, has been generally stable for an extended period of time, and the Company expects this consumer recognition and acceptance to remain stable or grow in the future based on anticipated broader distribution and product line expansion. The impact of this change in estimate for the Prior Year was a reduction in amortization expense relating to the Candie's and Bongo trademarks totaling $595,000 or $0.02 per fully diluted earning per share. As of December 31, 2006, the net book value of the Candie's and Bongo trademarks totaled $14.4 million.

Impairment losses are recognized for long-lived assets, including certain intangibles, used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are not sufficient to recover the assets' carrying amount. Impairment losses are measured by comparing the fair value of the assets to their carrying amount.

Effective January 1, 2006, we adopted SFAS No. 123(R), “Accounting for share-based payment,” which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Under SFAS 123(R), using the modified prospective method, compensation expense is recognized for all share-based payments granted prior to, but not yet vested as of, January 1, 2006. In December 2005, our board of directors approved the accelerated vesting of all employee service-based stock options previously granted under our various non-qualified stock option plans, which would have been unvested as of December 31, 2005. As a result, all options granted as of December 31, 2005, except certain options based on performance, became exercisable immediately. The number of shares, exercise prices and other terms of the options subject to the acceleration remain unchanged. The acceleration of such option vesting resulted in an additional $446,000 of compensation expense reflected in pro forma net income for the year ended December 31, 2005, an amount that would have otherwise been recorded as compensation expense in the years ending December 31, 2006 and 2007, but had no impact on compensation recognition in 2005 as the options would have otherwise vested. Prior to the adoption of SFAS 123(R), we accounted for our stock-based compensation plans under the recognition and measurement principles of accounting principles board, or APB, Opinion No. 25, “Accounting for stock issued to employees,” and related interpretations. Accordingly, the compensation cost for stock options had been measured as the excess, if any, of the quoted market price of our common stock at the date of the grant over the amount the employee must pay to acquire the stock. In accordance with the modified prospective transition method, our consolidated financial statements have not been restated to reflect the impact of SFAS 123(R). The impact on our financial condition and results of operations from the adoption of SFAS No. 123(R) will depend on the number and terms of stock options granted in future years under the modified prospective method, the amount of which we cannot currently estimate.

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, (“SFAS 109”) “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, management reviews both positive and negative evidence pursuant to the requirements of SFAS No. 109, including current and historical results of operations, the annual limitation on utilization of net operating loss carry forwards pursuant to Internal Revenue Code section 382, future income projections and the overall prospects of the Company's business. Based upon management's assessment of all available evidence, including the Company's completed transition into a licensing business, estimates of future profitability based on projected royalty revenues from its licensees, and the overall prospects of the Company's business, management concluded in the Current Year that it is more likely than not that the net deferred income tax asset recorded as of December 31, 2006 will be realized.

Other significant accounting policies are summarized in Note 1 of the Notes to Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

The Company limits exposure to foreign currency fluctuations by requiring all revenue to be paid in United States dollars. As of December 31, 2006, the Company has no debts with variable rates.

Item 8. Financial Statements and Supplementary Data

The financial statements and supplementary data required to be submitted in response to this Item 8 are set forth after Part IV, Item 15 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15d and 15d-15(e)) were effective at the reasonable assurance level at December 31, 2006.

(b) Changes in internal control and financial reporting.

The principal executive officer and principal financial officer also conducted an evaluation of internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) and 15d-15(f) (“Internal Control”), to determine whether any changes in Internal Control occurred during the quarter ended December 31, 2006 that have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, there has been no such change during the quarter ended December 31, 2006.

(c) Management's report on internal control over financial reporting.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

March 14, 2007

To the Stockholders of Iconix Brand Group, Inc.

        The management of Iconix Brand Group, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, including the preparation, integrity, objectivity and fair presentation of the financial statements and other financial information presented in this report. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and reflect the effects of certain judgments and estimates made by management.

        In order to ensure that our internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for our financial reporting as of December 31, 2006. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, referred to as COSO. Our assessment included the documentation and understanding of our internal control over financial reporting. We have evaluated the design effectiveness and tested the operating effectiveness of internal controls to form our conclusion.

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

        Based on this assessment, management has concluded that our internal controls and procedures over financial reporting are effective in timely alerting them to material information required to be included in our periodic SEC filings and that information required to be disclosed by us in these periodic filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that our internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

        The Audit Committee of our Board of Directors, which consists of independent, non-executive directors, meets regularly with management and the independent accountants to review accounting, reporting, auditing and internal control matters. The committee has direct and private access to both internal and external auditors.

        BDO Seidman, LLP, independent accountants of our financial statements, has reported on management's assessment with respect to the effectiveness of our internal control over financial reporting as of December 31, 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Iconix Brand Group, Inc.
New York, New York

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Iconix Brand Group, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that Iconix Brand Group, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Iconix Brand Group, Inc. as of December 31, 2006 and 2005 and the related consolidated statements of income, stockholders' equity, and cash flows for the years ended December 31, 2006 and 2005, and the 11-month period ended December 31, 2004 and our report dated March 14, 2007 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

New York, New York
March 14, 2007

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our executive officers and directors and their respective ages and positions are as follows:

Name	Age	Position(s)
Neil Cole	49	Chairman of the Board, President and Chief Executive Officer
David Conn	39	Executive Vice President
Warren Clamen	42	Chief Financial Officer
Andrew Tarshis	41	Senior Vice President and General Counsel
Deborah Sorell Stehr	44	Senior Vice President - Business Affairs and Licensing
Barry Emanuel [1,3]	65	Director
Steven Mendelow 1, 2, .3	64	Director
Drew Cohen [1,2]	38	Director
F. Peter Cuneo [2,3]	62	Director
Mark Friedman 1, [3]	43	Director

(1) Member of nominating/governance committee. (2) Member of audit committee. (3) Member of compensation committee.

Neil Cole has served as Chairman of the Company's Board of Directors and as its Chief Executive Officer and President since the Company's public offering in February 1993. In addition, from February through April 1992, Mr. Cole served as its Acting President and as a member of its Board of Directors. Mr. Cole also served as Chairman of the Board, President, Treasurer and a Director of New Retail Concepts, Inc., the company from which we acquired the Candie's trademark in 1993, from its inception in April 1986 until it was merged with and into our Company in August 1998. In 2001, Mr. Cole founded The Candie's Foundation, for the purpose of educating teenagers as to the risks and consequences of teen pregnancy. In April 2003, Mr. Cole, without admitting or denying the SEC's allegations, consented to the entry by the SEC of an administrative order in which Mr. Cole agreed to cease and desist from violating or causing any violations or future violation of certain books and records and periodic reporting provisions and the anti-fraud provisions of the Securities Exchange Act of 1934. Mr. Cole also paid a $75,000 civil monetary fine. Mr. Cole received a Bachelor of Science degree in political science from the University of Florida in 1978 and his Juris Doctor from Hofstra law school in 1982.

David Conn has served as the Company's Executive Vice President since rejoining the Company in May 2004. Prior thereto, from June 2000 until May 2004, Mr. Conn was employed at Columbia House, one of the world's largest licensees of content for music and film, where he oversaw its internet business and was responsible for online advertising, sales promotion and customer retention on the internet. During his tenure at Columbia House, it grew to become one of the ten largest e-commerce sites on the internet. Prior to that, Mr. Conn served as Vice President of Marketing for the Company from 1995 to 2000. Mr. Conn has also been active in the Direct Marketing Association, serving on its ethics policy committee and, prior to joining the Company in 1995, he held marketing positions with The Discovery Channel and CCM, a New York based marketing and promotion agency. Mr. Conn received his Bachelor of Arts degree from Boston University in 1990.

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

Andrew Tarshis has served as our Senior Vice President and General Counsel since September 2006. From July 2005, when he joined us in connection with our acquisition of the Joe Boxer brand, until September 2006, he served as our Senior Vice President, business affairs and associate counsel. Prior to joining us, from May 2001 to July 2005, Mr. Tarshis served as Senior Vice President and General Counsel to Windsong Allegiance Group, LLC and, from December 1998 to May 2001, he served as a general attorney for Toys R Us, Inc. Mr. Tarshis received his Bachelor of Arts degree from the University of Michigan, Ann Arbor in 1988 and his Juris Doctor degree from the University of Connecticut School of Law in 1992.

Deborah Sorell Stehr has served as our Senior Vice President—Business Affairs and Licensing since September 2006. Since joining the Company in December 1998, she served as Vice President and General Counsel from December 1998 until November 1999, and then served as Senior Vice President and General Counsel until September 2006. Ms. Sorell Stehr has also been the Secretary since 1999 and on the Board of Directors of numerous of our subsidiaries. From September 1996 to December 1998, Ms. Sorell Stehr was Associate General Counsel with Nine West Group Inc., a women’s footwear corporation with sales of approximately $2.0 billion, where Ms. Sorell Stehr was primarily responsible for overseeing legal affairs relating to domestic and international contracts, intellectual property, licensing, general corporate matters, litigation and claims. Prior to joining Nine West Group, Ms. Sorell Stehr practiced law for nine years at private law firms in New York City and Chicago in the areas of corporate law and commercial litigation. Ms. Sorell Stehr received her A.B. in politics from Princeton University in 1984 and her Juris Doctor degree from the Northwestern University School of Law in 1987.

 Barry Emanuel has served on the Company's Board of Directors since May 1993. For more than the past five years, Mr. Emanuel has served as President of Copen Associates, Inc., a textile manufacturer located in New York, New York. Mr. Emanuel was a director of New Retail Concepts, Inc. from 1992 until its merger with the Company in 1998. He received his Bachelor of Science degree from the University of Rhode Island in 1962.

Steven Mendelow has served on the Company's Board of Directors since December 1999. He has been a principal with the accounting firm of Konigsberg Wolf & Co. and its predecessor, which is located in New York, New York, since 1972. Mr. Mendelow was a director of New Retail Concepts, Inc. from 1992 until its merger with the Company in 1998. He also serves as a director of several privately held companies. He is a member of the board of directors of Soldiers For the Truth, a trustee of The Washington Institute for Near East Studies and actively involved with the Starlight Starbright Children's Foundation. He received a Bachelor of Science degree in business administration from Bucknell University in 1964 where he was elected to Delta Mu Delta, the national Economics Honor Society.

Drew Cohen has served on the Company's Board of Directors since April 2004. He is the General Manager of Music Theatre International, which represents the dramatic performing rights of classic properties such as “West Side Story,” and “Fiddler on the Roof,” and licenses over 50,000 performances a year around the world. Before joining Music Theatre International in September 2002, Mr. Cohen was from July 2001 the Director of Investments for Big Wave NV, an investment management company, and prior to that, General Manager for GlassNote Records, an independent record company. Mr. Cohen received a Bachelor of Science degree from Tufts University in 1990, his Juris Doctor from Fordham Law School in 1993, and a Masters Degree in business administration from Harvard Business School in 2001.

F. Peter Cuneo has served as one of our directors since October 2006. He has served as the Vice Chairman of the Board of Directors of Marvel Entertainment, Inc., a publicly traded entertainment company active in motion pictures, television, publishing, licensing and toys, since June 2003, and prior thereto, he served as the President and Chief Executive Officer of Marvel Entertainment from July 1999 to December 2002. Mr. Cuneo has also served as the Chairman of Cuneo & Co., L.L.C., a private investment firm, since July 1997 and previously served on the Board of Directors of WaterPik Technologies, Inc., a New York Stock Exchange company engaged in designing, manufacturing and marketing health care products, swimming pool products and water-hearing systems, prior to its sale earlier in 2006. Mr. Cuneo currently serves as the Vice Chairman of the Alfred University Board of Trustees, and he received a Bachelor of Science degree from Alfred University in 1967 and a Masters degree in business administration from Harvard Business School in 1973.

Mark Friedman has served as one of our directors since October 2006. He has been the Managing Partner of Trilea Partners LLC, an investment and consulting firm, since May 2006. Previously, he was with Merrill Lynch since 1996, serving in various capacities including, most recently, as group head of its U.S. equity research retail team where he specialized in analyzing and evaluating specialty retailers in the apparel, accessory and home goods segments. Prior thereto, he specialized in similar services for Lehman Brothers Inc. and Goldman, Sachs & Co. Mr. Friedman has been ranked on the Institutional Investor All-American Research Team as one of the top-rated sector analysts and received a Bachelor of Business Administration degree from the University of Michigan in 1986 and a Masters degree in business administration from The Wharton School, University of Pennsylvania in 1990.

Election of officers
Our board elects our officers on an annual basis and our officers serve until their successors are duly elected and qualified. No family relationships exist among any of our officers or directors.

Election of directors

Our board of directors is currently comprised of six directors. At each annual meeting of stockholders, the successors to the directors then serving are elected to serve from the time of their election and qualification until the next annual meeting following their election or until their successors have been duly elected and qualified, or until their earlier death, resignation or removal. All of our current directors have been elected to serve until the annual meeting of stockholders to be held in 2007.

 Committees of the Board of Directors

The Company's bylaws authorize its Board of Directors to appoint one or more committees, each consisting of one or more directors. The Company's Board of Directors currently has three standing committees: an audit committee, nominating/governance committee and a compensation committee, each of which has adopted written charters. The audit committee charter and the nominating/governance committee charter are both currently available on the Company’s website.

 Audit committee

The Company's audit committee’s responsibilities include:

●	appointing, replacing, overseeing and compensating the work of a firm to serve as the registered independent public accounting firm to audit the Company's financial statements;

●
discussing the scope and results of the audit with the independent registered public accounting firm and reviewing with management and the independent registered public accounting firm the Company's interim and year-end operating results;

●	considering the adequacy of the Company's internal accounting controls and audit procedures; and

●	approving (or, as permitted, pre-approving) all audit and non-audit services to be performed by the independent registered public accounting firm.

The members of the Company's audit committee are Messrs. Mendelow, Cuneo and Cohen, and Mr. Mendelow currently serves as its chairperson. Each member of the audit committee is an “independent director” under the marketplace rules of NASDAQ applicable to companies whose securities are listed on the NASDAQ Global Market. The Company's Board of Directors has also determined that Mr. Mendelow is the “audit committee financial expert,” as that term is defined under applicable SEC rules and NASDAQ Marketplace Rules, serving on its audit committee.

Nominating/governance committee

The Company's nominating/governance committee's responsibilities include:

●	identifying, evaluating and recommending nominees to serve on the Board and committees of the Board;

●	conducting searches for appropriate directors and evaluating the performance of the Board and of individual directors; and

●
reviewing developments in corporate governance practices, evaluating the adequacy of the Company's corporate governance practices and reporting and making recommendations to the Board concerning corporate governance matters.

The members of the Company's nominating/governance committee are Messrs. Mendelow, Cohen, Emanuel and Friedman, and Mr. Cohen currently serves as its chairperson.

Compensation committee

The Company's compensation committee's responsibilities include:

●	setting the chief executive officer's compensation based on the achievement of corporate objectives;

●	reviewing and recommending approval of the compensation of the Company's other executive officers;

●	administering our stock option and stock incentive plans;

●
reviewing and making recommendations to the Board with respect to the Company’s overall compensation objectives, policies and practices, including with respect to incentive compensation and equity plans; and

●	evaluating the chief executive officer's performance in light of corporate objectives.

The members of the Company's compensation committee are Messrs. Mendelow, Cohen, Cuneo and Friedman, and Mr. Friedman currently serves as its chairperson.

Section 16(a) Benefical Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% owners are required by certain SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on the Company's review of the copies of such forms received by it, the Company believes that during the Current Year, there was compliance with the filing requirements applicable to its officers, directors and 10% common stockholders, except with respect to shares of common stock previously transferred out of a purported escrow account  and sold without Mr. Cole's knowledge or authorization.

Corporate governance policies

The Company has adopted a written code of business conduct that applies to its officers, directors and employees, responsive to Section 406 of the Sarbanes-Oxley Act of 2002 and the rules of the SEC. In addition, the Company has established an ethics web site at www.ethicspoint.com . To assist individuals in upholding the code of conduct and to facilitate reporting, the Company has also established an on-line anonymous and confidential reporting mechanism that is hosted at www.ethicspoint.com and an anonymous and confidential telephone hotline at 800-963-5864. Copies of the Company's code of business conduct are available, without charge, upon written request directed to the Company's corporate secretary at Iconix Brand Group, Inc., 1450 Broadway, New York, NY 10018.

Item 11. Executive Compensation

Compensation Discussion and Analysis

This Compensation Discussion and Analysis section is intended to provide information about our compensation objectives, policies and practices for our principal executive officer, our principal financial officer and our three other most highly compensated executive officers and our former executive vice president (we refer to these officers as our “Named Executive Officers”) that will place in context the information contained in the tables that follow this discussion.

Philosophy and Objectives

We seek to deliver fair and competitive compensation for our employees and executives, including our Named Executive Officers, by structuring compensation around one fundamental goal: incentivizing our executives to build stockholder value over the long term. Our ability to attract, motivate and retain employees and executives with the requisite skills and experience to develop, expand and execute business opportunities for us is essential to our growth and success. We believe that we offer attractive career opportunities and challenges for our employees, but we are mindful that the best talent will always have a choice as to where they wish to pursue their careers, and fair and competitive compensation is an important element of job satisfaction.

While our compensation program includes short-term elements, such as annual base salary, and in some cases, an annual incentive cash bonus, a significant aspect of our employees’ compensation includes longer term elements such as equity-based awards through grants of restricted stock and stock options. We believe that our compensation program contributes to our employees’ and Named Executive Officers’ incentive to execute on our goals and perform their job functions with excellence and integrity.

We have entered into written employment agreements with our Named Executive Officers, Neil Cole, David Conn, Warren Clamen, Andrew Tarshis and Deborah Sorell Stehr. In addition, we entered into a written employment agreement with William Sweedler, former executive vice president and a former director, which agreement was terminated in June 2006, after which Mr. Sweedler was employed by us as a non-executive part-time employee for a transition period ending in September 2006. See “- Narrative to Summary Compensation Table and Plan-Based Awards Table - Employment Agreements” for a description of these employment agreements and related information.

Forms of Compensation Paid to Named Executive Officers During 2006

During the last fiscal year, we provided our Named Executive Officers with the following forms of compensation:

Base salary. Base salary represents amounts paid during the fiscal year to Named Executive Officers as direct guaranteed compensation under their employment agreements for their services to us.

Equity-based awards. Awards of shares of restricted stock and stock options are made under our 2006 Equity Incentive Plan, which was approved by our stockholders in August 2006, or under other our other option plans depending upon the amount of equity to be granted under the respective plans. Shares of restricted stock were issued subject to a vesting schedule and cannot be sold until and to the extent the shares have vested. In 2006, we awarded shares of restricted stock to three of the Named Executive Officers in connection with the renewal of their employment agreements vesting over the respective terms of those agreements.

Cash bonuses. Two of our Named Executive Officers in 2006 have a contractual right to receive a cash bonus, one based upon our performance, and the other a guaranteed amount. Mr. Cole has waived receipt of the bonus for 2006 to which he would have been entitled under his employment agreement.

Perquisites and other personal benefits. During 2006, our Named Executive Officers received, to varying degrees, a limited amount of perquisites and other personal benefits that we paid on their behalf. These included, among other things:

•	payments of life insurance premiums;

•	car allowances; and

•	a corporate car and driver.

Objectives of Our Compensation Program

The compensation paid to our Named Executive Officers is primarily structured into two broad categories:

•	base salary; and

•
incentive compensation, primarily in the form of equity-based awards under our various equity incentive and stock option plans; to a much lesser degree, certain of our Named Executive Officers also have received cash bonuses.

Our overall compensation program with respect to our Named Executive Officers is designed to achieve the following objectives:

•	to attract, retain and motivate highly qualified executives through both short-term and long-term incentives that reward company and individual performance;

•	to emphasize equity-based compensation to more closely align the interests of executives with those of our stockholders;

•	to support and encourage our financial growth and development;

•	to motivate our Named Executive Officers to continually provide excellent performance throughout the year;

•	to ensure continuity of services of Named Executive Officers so that they will contribute to, and be a part of, our long-term success; and

•	to manage fixed compensation costs through the use of performance and equity-based compensation.

Determination of Compensation for Named Executive Officers

Compensation of chief executive officer. During 2006, the compensation of Mr. Cole, the chairman, president and chief executive officer was based on Mr. Cole’s employment agreement and the general principles of the Company’s executive compensation program. In determining the salary and other forms of compensation for Mr. Cole, the nominating/governance committee, (the predecessor of the compensation committee that was re-formed as a separate committee in December 2006) took into consideration Mr. Cole’s substantial experience and performance in the industry in general and with us in particular. The nominating/governance committee also considered the increased responsibilities of Mr. Cole as a result of our diversification and growth. The nominating/governance committee believes that Mr. Cole’s compensation as our principal executive officer reflects our performance during 2006 and his significant contributions to that performance.

Overall compensation program. Compensation of our executive officers, including the Named Executive Officers, has been determined by the Board of Directors pursuant to recommendations made by the chief executive officer and the nominating/governance committee until December 13, 2006, and thereafter the compensation committee, and in accordance with the terms of the respective employment agreements of certain executive officers in effect prior to the re-formation of the committee. The compensation committee is responsible for, among other things, reviewing and recommending approval of the compensation of our executive officers; administering our equity incentive and stock option plans; reviewing and making recommendations to the Board of Directors with respect to incentive compensation and equity incentive and stock option plans, and evaluating our chief executive officer’s performance in light of corporate objectives, and setting our chief executive officer’s compensation based on the achievement of corporate objectives.

With respect to the Named Executive Officers, their compensation is based upon what we believe is a competitive base salary in view of our recent change of business strategy and accelerated growth goals. In conjunction with our compensation committee, we have assessed our total compensation program, and its components, and believe that it operates well to serve both our goals and the current, short-term and long-term compensation needs of the executive officers. It is our intention to develop in the future a more structured bonus program for all our employees, including our Named Executive Officers based, in part, upon the achievement of performance goals.

Compensation amounts for Named Executive Officers are determined according to the level of seniority and position of the Named Executive Officer. Relatively greater emphasis is typically placed on the equity-based components of compensation so as to put a greater portion of total pay based on company and individual performance. We believe the combination of a competitive base compensation, coupled with an opportunity to significantly enhance overall individual compensation if individual and company performance warrant, yields an attractive compensation program that facilitates our recruitment and retention of talented executive personnel.

The total compensation amount for our Named Executive Officers is also established relative to officers at levels above and below them, which we believe rewards them for increased levels of knowledge, experience and responsibility. To create an atmosphere of fairness in our compensation setting, we endeavor to maintain as much parity in compensation as possible among Named Executive Officers and other officers although we do permit some deviation in individual total compensation amounts to reward particular executives for individual personal achievement and growth.

Base salary. The base salary of each of our Named Executive Officers is fixed pursuant to the terms of their respective employment agreements with us and, when a contract is up for, or otherwise considered for, renewal, upon a review of the executive’s abilities, experience and performance, as well as a review of salaries for executives in the marketplace for comparable positions at corporations which either compete with us in its business or of comparable size and scope of operations. The recommendations to the Board of Directors by the compensation committee (or, prior to its re-formation, the nominating/governance committee) with respect to base salary are based primarily on informal judgments reasonably believed to be in our best interests. In determining the base salaries of certain of our executives whose employment agreements were up for, or otherwise considered for, renewal, the nominating/governance considered our performance and growth plans. Base salaries are used to reward superior individual performance of each Named Executive Officer on a day-to-day basis during the year, and to encourage them to perform at their highest levels. We also use our base salary as an incentive to attract top quality executives and other management employees from other companies. Moreover, base salary (and increases to base salary) are intended to recognize the overall experience, position within the Company, and expected contributions of each Named Executive Officer to us.

In 2006, the following were contractual increases in the base salaries of our Named Executive Officers as set forth on the table below:

Named Executive Officer	2005 Base Salary	2006 Base Salary	Change in Base Salary	Percentage of 2005 Base Salary
Neil Cole	$750,000(1)	$550,000	$(200,000)	(27%)
David Conn	225,000	275,000	50,000	22%
Warren Clamen	225,000	275,000	50,000	22%
Andrew Tarshis	225,000	275,000	50,000	22%
Deborah Sorell Stehr	215,000	220,000	5,000	2%

(1) Includes additional salary of $250,000 paid to Mr. Cole during 2005 pursuant to his employment agreement.

Equity-based awards. We currently make equity awards to our Named Executive Officers pursuant to our 2006 Equity Incentive Plan, which provides for awards in the form of stock options, stock appreciation rights, restricted stock, unrestricted stock, stock units including restricted stock units, and performance awards to eligible persons. The mix of cash and equity-based awards, as well as the types of equity-based awards, granted to our Named Executive Officers varies from year to year. Consideration has been given to various factors, such as the relative merits of cash and equity as a device for retaining and motivating the Named Executive Officers, the practices of other companies, individual performance, an individual’s pay relative to others, contractual commitments pursuant to employment or other agreements, and the value of already-outstanding grants of equity in determining the size and type of equity-based awards to each Named Executive Officer.

All equity-based compensation we issued to our Named Executive Officers in 2006 took the form of restricted stock and stock option grants. In prior years, we typically placed particular emphasis on the grant of stock options. In 2006, we began to change the form of equity compensation to restricted stock primarily because of the increased stock-based compensation expense associated with stock options and similar instruments under SFAS No. 123(R), “Accounting for share-based payment.” This accounting standard, which we adopted as of January 1, 2006, requires us to record as compensation expense the grant date fair value of a stock option over the life of the option.

As described above, we provide a substantial portion of Named Executive Officer compensation in the form of equity awards because the compensation committee (and its predecessor, the nominating/governance committee) has determined that such awards serve to encourage our executives to create value for our Company over the long-term, which aligns the interests of Named Executive Officers with those of our stockholders.

Generally, we make three types of equity-based grants to our Named Executive Officers:

•	initial grants when a Named Executive Officer is hired;

•	annual performance based grants; and

•	retention grants, which are typically made in connection with employment agreement renewals.

An initial grant when an executive officer is hired or otherwise becomes a Named Executive Officer serves to help us to recruit new executives and to reward existing officers upon promotion to higher levels of management. Because these initial grants are structured as an incentive for employment, the amount of these grants may vary from executive to executive depending on the particular circumstances of the Named Executive Officer and are usually recommended by the Chief Executive Officer and approved by the appropriate committee. While initial grants of equity awards have been made in prior years, no initial grants were awarded to any of our Named Executive Officers in 2006. Annual, time-vested grants of equity awards, as well as retention grants made in connection with renewals of employment agreements are designed so as to compensate our Named Executive Officers for their contributions to our long-term performance.

Generally, restricted stock and stock option awards granted to Named Executive Officers as either initial or annual performance grants or in connection with employment agreement renewals vest in equal installments over the term of the agreement, or a period determined by the nominating/governance committee or compensation committee, typically beginning on the first anniversary of the date of grant. Restricted stock grants for 2006 were as follows: Warren Clamen - 10,971 shares vesting over a two year period; Andrew Tarshis - 18,461 shares vesting over a three year period; Deborah Sorell Stehr - 9,230 shares vesting over a two year period.

Cash bonuses. To the extent not covered by employment agreements with our executive officers, the compensation committee determines bonuses for our executive officers based on our overall performance, profitability, and other qualitative and quantitative measurements, including individual performance goals relating to our budget and financial objectives. In determining the amount of bonuses awarded, the compensation committee considers our revenues and profitability for the applicable period and each executive’s contribution to our success. Our chairman, president and chief executive officer has waived receipt of the bonus for 2006 he would have been entitled to under his employment agreement, one Named Executive Officer received a $50,000 cash bonus of which $25,000 was guaranteed and another Named Executive Officer received a $25,000 discretionary bonus.

Post-termination compensation. We have entered into employment agreements with each of the Named Executive Officers. Each of these agreements provides for certain payments and other benefits if the executive’s employment terminates under certain circumstances, including, in the event of a “change in control”. See “Executive Compensation - Narrative to Summary Compensation Table and Plan-Based Awards Table - Employment Agreements" and “Executive Compensation - Potential Payments Upon Termination or Change in Control” for a description of the severance and change in control benefits.

Perquisites. The perquisites provided to our executive officers are described below. All such perquisites are provided in accordance with the executives’ employment agreements. Below is a list of material perquisites, personal benefits and other items of compensation we provided to our Named Executive Officers in 2006, the total amount of each such item paid to all named executive officers and an explanation as to why we chose to pay the item.

Perquisite, Other Benefit or Other Item of Compensation (1)	Aggregate Amount of This Perquisite Paid to All Named Executive Officers in 2006	Additional Explanation for Offering Certain Perquisites
Car allowances	$66,612
Serves to defray the cost of owning and operating an automobile often used for business purposes; prevents us from having to own and maintain a fleet of automobiles and is a taxable benefit for the Named Executive Officer.

Corporate Car and Driver	$44,325
Life Insurance Premiums	$21,420

(1)	Perquisites are generally granted as part of our executive recruitment and retention efforts.

Other matters. The nominating/goverance committee and the compensation committee and Board of Directors did not engage outside compensation consultants for advice in 2006 but did consider available comparable company data in making compensation related decisions in 2006. The Board of Directors has not established a policy for the adjustment of any compensation award or payment if the relevant performance measures on which they are based are restated or adjusted. The Board has not established any security ownership guidelines for executive officers.

Compensation Committee Interlocks and Insider Participation

During the year ended December 31, 2006, none of our Named Executive Officers served on the board of directors or the compensation committee of any other entity that has officers that serve on our Board of Directors or on its compensation committee or its nominating/governance committee, which is the committee of our board whose responsibilities previously included those relating to compensation. In addition, none of the members of our compensation committee and nominating/governance committee were formerly, or during the year ended December 31, 2006, one of our officers or employed by us.

Compensation Committee Report

The compensation committee of the Board of Directors has reviewed and discussed with management the Compensation Discussion and Analysis for the year ended December 31, 2006. Based on such reviews and discussions, the committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report as Form 10-K for filing with the SEC.

By the committee.
Mark Friedman, Chairperson
Steven Mendelow
Barry Emanuel
F. Peter Cuneo

SUMMARY COMPENSATION TABLE

The following table includes information for 2006 with respect to our Named Executive Officers.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
		(a)		(b)	(c)	(d)		(e)	(f)	(g)	(h)
Neil Cole (1)	Fiscal 2006	$550,000		-	-	-		-	-	$65,745(2)	$615,745

Chief Executive Officer

David Conn	Fiscal 2006	$265,486		$50,000	-	-		-	-	$18,000	$333,486
Executive Vice President

Warren Clamen	Fiscal 2006	$243,250		$25,000	$16,667	-		-	-	$18,000	$302,917
Chief Financial Officer

Andrew Tarshis	Fiscal 2006	$239,819		-	$24,999	-		-	-	$18,000	$282,818
Senior Vice President

Deborah Sorell Stehr	Fiscal 2006	$220,000		-	$16,665	-		-	-	$12,612	$249,277

Senior Vice President-Business Affairs and Licensing

William Sweedler	Fiscal 2006	$580,833	(3)	-	-	$1,445,341	(4)	-	-	-	$2,026,174

Former Executive Vice President

(a)	Salary includes, as applicable, base salary, pro-rated salaries for changes made to base salary during the year, as defined in the employment agreements.

(b)
Bonuses are discretionary, fixed incentive, and/or percentage incentive, as provided for in the applicable employment agreements. For the year ended December 31, 2006, Mr. Conn and Mr. Clamen each received bonuses, which were determined by the employment agreements and the nominating/governance committee of the Board of Directors.

(c)
The amounts shown in this column represent the dollar amounts recognized as an expense by us for financial statement reporting purposes in the year ended December 31, 2006 with respect to shares of restricted stock as determined pursuant to Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). See Note 13 to the Consolidated Financial Statements included in this Form 10-K for a discussion of the relevant assumptions used in calculating grant date fair value pursuant to SFAS 123(R).

(d)
Option awards include, as applicable, Company options and equity-based compensation instruments that have option-like features. For the year ended December 31, 2006, Mr. Sweedler received options as part of the terms of his employment.

(e)
Non-equity incentive plan compensation represents the dollar value of all amounts earned during the fiscal year pursuant to non-equity incentive plans. There was no such compensation for the year ended December 31, 2006.

(f)
Change in pension value and non-qualified deferred compensation earnings represents the aggregate increase in actuarial value to the named executive officer of all defined benefit and actuarial plans accrued during the year and earnings on non-qualified deferred compensation. There are no defined benefit plans, actuarial plans, or non-qualified deferred compensation for the year ended December 31, 2006.

(g)	All other compensation includes, as applicable, car allowances, corporate car and driver and life insurance premiums (see the list of perquisites above).

(h)	Total compensation represents all compensation from us earned by the Named Executive Officer for the year.

(1)	Mr. Cole has waived receipt of the bonus for 2006 he would have been entitled to under his employment agreement.

(2)	Represents Company paid premiums on a life insurance policy for the benefit of the beneficiaries of Mr. Cole, as well as corporate car and driver.

(3)
Represents Mr. Sweedler’s salary of $247,500 for 2006 earned through the end of his employment on September 16, 2006, and $333,333 in consulting fees paid in connection with the acquisition of Ocean Pacific on November 6, 2006.

(4)	Represents the fair value of the warrants vested in connection with the acquisition of Ocean Pacific pursuant to his consulting agreement.

GRANTS OF PLAN-BASED AWARDS

The following table sets forth information for 2006 with respect to grants of awards to the Named Executive Officers under our equity incentive and stock option plans.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards: Number of Shares of Stock or Units (#)(2)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh) ($)	Closing Price of Common Stock Units on Date of Grant ($)	Grant Date Fair Value of Stock and Option Awards
Neil Cole	-	-	-	-	-	-	-	-	-	-	-	-

David Conn	-	-	-	-	-	-	-	-	-	-	-	-

Warren Clamen	10/26/06	-	-	-	-	-	-	10,971	-	-	$18.23	$200,000

Andrew Tarshis	09/22/06	-	-	-	-	-	-	18,461	-	-	$16.25	$300,000

Deborah Sorell Stehr	09/22/06	-	-	-	-	-	-	9,230	-	-	$16.25	$150,000

William Sweedler	09/18/06	-	-	-	-	-	-	-	400,000(1)	$8.81	-	$3,500,000

(1)	This amount represents the total warrants granted to Mr. Sweedler as part of his consulting agreement in connection with the acquisition of Ocean Pacific.

(2)	Awards reflect restricted stock granted in connection with the renewal of employment agreements with Mr. Clamen, Mr. Tarshis, and Ms. Stehr. These grants are one-time retention grants.

NARRATIVE TO SUMMARY COMPENSATION TABLE AND PLAN-BASED AWARDS TABLE

Employment Agreements

On March 29, 2005, we entered into an employment agreement with Neil Cole, which provides for him to serve as our President and Chief Executive Officer for a term expiring on December 31, 2007, at an annualized base salary of $500,000 in 2005, $550,000 in 2006 and $600,000 in 2007. In addition, Mr. Cole's employment agreement provided for us to pay him additional salary of $250,000 in four equal installments during 2005, all of which has been paid. Under the employment agreement, for each year in which we meet at least 100% of targeted earnings before interest, taxes, depreciation and amortization of fixed assets and intangible assets, or EBITDA, as determined by its Board of Directors, Mr. Cole is also entitled to a bonus as follows: $100,000 for 2005, $150,000 for 2006 and $200,000 for 2007. Mr. Cole received this bonus for 2005. In addition, Mr. Cole will receive a bonus equal to 5% of the amount, if any, by which our actual EBITDA for a fiscal year exceeds the greater of (a) the targeted EBITDA for that year, and (b) the highest amount of actual EBITDA previously achieved for a fiscal year during the term of his employment agreement, provided that prior negative EBITDA amounts will reduce the actual EBITDA in the year for which the determination is made in determining whether and by how much the amounts set forth in (a) and (b) were exceeded. Mr. Cole is also entitled to customary benefits, including participation in management incentive and benefit plans, reimbursement for automobile expenses, reasonable travel and entertainment expenses and a life insurance policy benefiting his designated beneficiaries in the amount of $5,000,000. The employment agreement provides that Mr. Cole will receive an amount equal to three times his annual compensation, less $100, plus accelerated vesting or payment of deferred compensation, options, stock appreciation rights and any other benefits payable to Mr. Cole, in the event that within twelve months of a “change in control” Mr. Cole is terminated by us without “cause” or if he terminates his agreement for “good reason,” as all such terms are defined in the employment agreement. Pursuant to the agreement, Mr. Cole was also granted immediately exercisable ten-year stock options to purchase 800,000 shares of our common stock at $4.62 per share. We have also agreed with Mr. Cole that, if we are sold and immediately thereafter Mr. Cole is no longer employed by us or our successor in the capacity in which he was employed prior to the sale, he will be entitled to a payment equal to 5% of the sale price in the event that sale price is at least $5.00 per share or the equivalent thereof with respect to an asset sale, and Mr. Cole has agreed not to compete with us for a period of twelve months after any sale resulting in such payment to him.

On April 17, 2004, we entered into an employment agreement, subsequently amended on December 29, 2005, with David Conn, which, as amended, provides for him to serve as our Executive Vice President of until May 18, 2008, subject to earlier termination as provided in the agreement. The amended agreement provides for Mr. Conn to receive an annualized base salary of: (i) $250,000 during the period December 29, 2005 until May 17, 2006; (ii) $275,000 during the period May 18, 2006 through May 17, 2007 and (iii) $300,000 during the period May 18, 2007 through May 17, 2008, as well as a guaranteed bonus of $25,000 per year, and a car allowance. He was also granted immediately exercisable ten-year stock options to purchase 100,000 shares of our common stock at $10.19 per share. In addition, his employment agreement with us provides that, if, within twelve months of a “change in control,” Mr. Conn's employment is terminated by us without “cause,” as such terms are defined in his employment agreement, we are obligated to make a lump-sum severance payment to him equal to $100 less than “three times his annualized includable compensation for the base period” (as defined in Section 280G of the Internal Revenue Code of 1986), subject to certain limitations for any “excess parachute payment.” His agreement with us also contains certain non-compete and non solicitation provisions.

Effective March 9, 2005, we entered into an employment agreement, subsequently amended on October 27, 2006, with Warren Clamen, which, as amended, provides for him to serve as our Chief Financial Officer until October 27, 2008, subject to earlier termination as specified in the agreement. The employment agreement provides for Mr. Clamen to receive a base salary of $275,000 per year for the year ending October 27, 2007 and no less than $300,000 for the year ending October 27, 2008, plus certain fringe benefits. In addition, he is eligible to participate in any executive bonus program that we have in effect during the term of his employment agreement. Pursuant to his employment agreement, in March 2005, we granted Mr. Clamen ten-year stock options to purchase 200,000 shares of our common stock at $5.06 per share, subject to earlier termination under certain conditions if Mr. Clamen ceases to be employed by us, half of which options vested immediately and the other half vested as of June 1, 2005. Pursuant to the amendment in October 2006, we also issued to Mr. Clamen 10,971 shares of our restricted common stock, which vest in two equal annual installments commencing on October 27, 2007. The amended agreement provides that Mr. Clamen will receive an amount equal to three times his annual compensation; less $100, plus accelerated vesting or payment of deferred compensation, options, stock appreciation rights and any other benefits payable to Mr. Clamen, in the event that, within twelve months of a “change of control,” Mr. Clamen’s employment is terminated by us without “cause” as such terms are defined in the amended agreement. His employment agreement also provides for Mr. Clamen to receive certain severance payments if we terminate the agreement other than for “cause” as defined in the agreement.

On September 22, 2006, we entered into a new employment agreement with Andrew Tarshis, which provides for him to serve as our Senior Vice President and General Counsel until September 22, 2009 and provides for him to receive an annual base salary of no less than $275,000 during the first year of the term and $300,000 during the second and third years of the term. Pursuant to his employment agreement, we also issued to Mr. Tarshis 18,461 shares of our restricted common stock, which vest in three equal annual installments commencing on the first year anniversary of the agreement. Under the agreement, Mr. Tarshis is also eligible for a bonus consistent with other executive officers, as well as customary benefits, including participation in management incentive and benefit plans, a monthly car allowance of $1,500 and reasonable business related travel and entertainment expenses. In addition, his employment agreement with us provides that, if, within twelve months of a “change in control,” Mr. Tarshis’s employment is terminated by us without “cause” or Mr. Tarshis terminates his employment with us for “good reason,” as all such terms are defined in his employment agreement, we are obligated to make a lump-sum severance payment to him equal to $100 less than three times his “annualized includable compensation for the base period” (as defined in Section 280G of the Internal Revenue Code of 1986), subject to certain limitations for any “excess parachute payment” plus accelerated vesting of the 18,461 shares of restricted stock issued to him. His agreement with us also contains certain non-compete and non-solicitation provisions.

On October 28, 2005, we entered into an employment agreement, subsequently amended on September 22, 2006, with Deborah Sorell Stehr, which, as amended, provides for her to serve as our Senior Vice President—Business Affairs until December 31, 2008 and provides for her to receive a base salary for performance based upon a four-day work week, as follows: (a) during the period from January 1, 2006 through December 31, 2006, at the annual rate of not less than $220,000, (b) during the period from January 1, 2007 through December 31, 2007, at an annual rate of not less than $230,000, and (c) during the period from January 1, 2008 through December 31, 2008 at the annual rate of not less than $250,000. Pursuant to her employment agreement, in October 2005, we granted Ms. Stehr immediately exercisable ten-year stock options to purchase 60,000 shares of our common stock at $8.03 per share, and, pursuant to its amendment, in September 2006 we also issued to Ms. Stehr 9,230 shares of our restricted common stock, which vest in two equal annual installments commencing on December 31, 2007. Under the amended agreement, Ms. Stehr remains eligible for a bonus consistent with other executive officers, as well as customary benefits, including participation in management incentive and benefit plans, a monthly car allowance of $1,500 and reasonable travel and entertainment expenses. The agreement provides that Ms. Stehr will receive an amount equal to three times her annual compensation, less $100, plus accelerated vesting or payment of deferred compensation, options, stock appreciation rights and any other benefits payable to Ms. Stehr, in the event that, within twelve months of a “change of control,” Ms. Stehr’s employment is terminated by us without “cause” or Ms. Stehr terminates her employment agreement with us for “good reason,” as all such terms are defined in the agreement.

We entered into an employment agreement, effective July 22, 2005, with William Sweedler pursuant to which he served as our Executive Vice President. His employment agreement also provided for him to serve as President of our Joe Boxer division until July 22, 2009, subject to earlier termination as specified in the agreement. The employment agreement provided for Mr. Sweedler to receive an annual base salary of $400,000 and additional salary of $50,000 for the first year of his employment term, an annual base salary of $450,000 during the second year of his employment term, $500,000 for the third year and $550,000 for the fourth year of his employment term. In addition, the agreement provided for Mr. Sweedler to receive percentage of revenue based royalty bonuses if the annual revenues generated by our Joe Boxer division exceeded certain specified amounts for the periods indicated in his employment agreement. The employment agreement provided that Mr. Sweedler would receive an amount equal to $100 less than three times his annual compensation in the event that within twelve months of a “change of control,” as defined in the employment agreement, Mr. Sweedler was terminated by without “cause” or if Mr. Sweedler terminated his agreement for “good reason” (with one exception), as such terms were defined in the employment agreement. Pursuant to the employment agreement, Mr. Sweedler was also granted a ten-year option to purchase 1,425,000 shares of our common stock at $8.81 per share, of which 225,000 shares vested immediately and 1.2 million shares were to vest only if the Joe Boxer division met certain revenue goals. On June 8, 2006, we and Mr. Sweedler entered into an agreement (the “ Sweedler Termination Agreement”), which provides for the termination of the employment agreement between us and Mr. Sweedler, the resignation of Mr. Sweedler as our Executive Vice President, President of its Joe Boxer Division and a member of our Board of Directors, and the termination of the approximately 1,200,000 unvested options previously issued to Mr. Sweedler in connection with the employment agreement. Under the Sweedler Termination Agreement, Mr. Sweedler was employed on a part-time basis to assist us during a transition period of ending in September 2006, after which we entered into a consulting agreement with Mr. Sweedler whereby he will perform services for us with respect to finding, negotiating or otherwise advising us regarding potential acquisition opportunities. Under the consulting agreement, we granted to Mr. Sweedler ten-year warrants, with certain registration rights, to purchase 400,000 shares of our common stock at an exercise price of $8.81 per share, vesting at the rate of one-third, one-third, one-third upon the closing of each of the first three Qualified Company Acquisitions (as defined in the consulting agreement) and pay him a fee of approximately $333,333 upon the closing of each of such Qualified Company Acquisitions.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information with respect to outstanding equity-based awards at December 31, 2006 for our Named Executive Officers.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)
Neil Cole	10,000 650,000 84,583 84,583 84,583 25,000 321,625 260,500 76,500 273,500 600,000 15,000 800,000 200,000	- - - - - - - - - - - - - -	- - - - - - - - - - - - - -	$ $ $ $ $ $ $ $ $ $ $ $ $ $	3.50 3.50 3.50 3.50 3.50 0.97 1.13 1.25 2.30 2.30 2.75 4.41 4.62 10.00	12/11/08 10/14/08 03/09/08 03/09/08 03/09/08 02/01/10 07/18/10 08/18/10 10/26/11 10/26/11 04/23/12 05/22/12 03/29/15 12/28/15	- - - - - - - - - - - - - -	- - - - - - - - - - - - - -	- - - - - - - - - - - - - -	- - - - - - - - - - - - - -

David Conn	25,000 75,000 50,000 50,000 25,000 100,000	- - - - - -	- - - - - -	$ $ $ $ $ $	2.54 2.54 4.82 6.40 10.00 10.19	05/27/14 05/27/14 05/24/15 06/14//15 12/28/15 12/28/15	- - - - -	- - - - -	- - - - -	- - - - -

Warren Clamen	140,000 50,000	- -	- -	$ $	5.06 10.00	03/09/15 12/28/15	10,971 -	$212,728 -	- -	- -

Andrew Tarshis	100,000	-	-		$8.81	07/22/15	18,461	$357,959	-	-

Deborah Sorell Stehr	10,000 10,000 10,000 5,000 15,000 15,000 50,000 60,000 50,000	- - - - - - - - -	- - - - - - - - -	$ $ $ $ $ $ $ $ $	3.50 3.50 3.50 2.66 2.66 2.66 4.82 8.03 10.00	12/07/08 12/07/08 12/07/08 08/20/14 08/20/14 08/20/14 05/24/15 10/28/15 12/28/15	9,230 - - - - - - - -	$178,970 - - - - - - - -	- - - - - - - - -	- - - - - - - - -

William Sweedler	133,333	-	-		$8.81	09/18/16	-	-	-	-

(a)	Grant dates and vesting dates for all outstanding equity awards at December 31, 2006 are as follows:

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Grant Date	Vesting Date

Neil Cole	10,000 650,000 84,583 84,583 84,583 25,000 321,625 260,500 76,500 273,500 600,000 15,000 800,000 200,000	12/11/98 12/11/98 12/11/98 12/11/98 12/11/98 02/01/00 07/18/00 08/18/00 10/26/01 10/26/01 04/23/02 05/22/02 03/29/05 12/28/05	12/11/98 12/11/98 12/11/98 12/11/98 12/11/98 02/01/00 07/18/00 08/18/00 10/26/01 10/26/01 04/23/02 05/22/02 03/29/05 12/28/05

David Conn	25,000 75,000 50,000 50,000 25,000 100,000	05/28/04 05/28/04 05/24/05 06/14/05 12/28/05 12/29/05	05/28/04 12/19/05 05/24/05 12/19/05 12/28/05 12/29/05
Warren Clamen	140,000 50,000	03/09/05 12/28/05	06/01/05 12/28/05

Andrew Tarshis	100,000	07/22/05	07/22/05

Deborah Sorell Stehr	10,000 10,000 10,000 5,000 15,000 15,000 50,000 60,000 50,000	12/11/98 12/11/98 12/11/98 08/20/04 08/20/04 08/20/04 05/24/05 10/28/05 12/28/05	12/08/99 12/08/00 12/31/01 08/20/04 08/20/05 12/19/05 05/24/05 10/28/05 12/28/05

William Sweedler	133,333	09/18/06	12/31/06

OPTION EXERCISES AND STOCK VESTED

The following table sets forth certain information regarding exercise of options and vesting of restricted stock held by the Named Executive Officers during the year ended December 31, 2006.

	Option Awards			Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)		Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
		(a)
Neil Cole	400,000		$5,668,750	-	-

David Conn	100,000		$1,513,188	-	-
				-
Warren Clamen	60,000		$756,713	-	-

Andrew Tarshis	10,000 30,000	$ $	88,619 230,156	- -	- -

Deborah Sorell Stehr	10,000 60,000 5,000	$ $ $	159,719 949,313 75,059	- - -	- - -

William Sweedler	8,058 81,673 135,269	$ $ $	41,821 500,655 865,727	- - -	- - -

(a)	Included in this column is the aggregate dollar amount realized by the Named Executive Officer upon exercise of the options.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

    As noted under “- Narrative to Summary Compensation Table and Plan-Based Awards Table - Employment Agreements”, we have entered into employment agreements with each of our Named Executive Officers. These agreements provide for certain payments and other benefits if a Named Executive Officer’s employment with us is terminated under circumstances specified in his or her respective agreement, including a “change in control” of the Company. A Named Executive Officer’s rights upon the termination of his or her employment will depend upon the circumstances of the termination.

The receipt of the payments and benefits to the Named Executive Officers under their employment agreements are generally conditioned upon their complying with customary non-solicitation, non-competition, confidentiality, non-interference and non-disparagement provisions. By the terms of such agreements, the executives acknowledge that a breach of some or all of the covenants described herein will entitle us to injunctive relief restraining the commission or continuance of any such breach, in addition to any other available remedies.

The following table provides the term of such covenants following the termination of employment as it relates to each Named Executive Officer:

Covenant	Neil Cole	David Conn	Warren Clamen	Deborah Sorell Stehr	Andrew Tarshis

Confidentiality	Infinite duration for trade secrets and two years otherwise	Infinite duration for trade secrets and two years otherwise	Infinite duration	None	Infinite duration

Non-solicitation	Two Years	Two Years	None	None	One Year

Non-competition	Two Years	Two Years	None	None	One Year

Non-interference	Two Years	Two Years	None	None	One Year

Non-disparagement	Infinite duration	None	None	None	None

Termination Payments (without a change in control)

The table below includes a description and the amount of estimated payments and benefits that would be provided by us (or our successor) to each of the Named Executive Officers under each employment agreement, assuming that a termination circumstance occurred as of December 31, 2006 and a “change in control” had not occurred:

Estimated Amount of Termination Payment to:
Type of Payment	Termination Event	Neil Cole(1)	David Conn	Warren Clamen	Deborah Sorell Stehr	Andrew Tarshis

Payment of accrued but unused vacation time(2)	Termination for Cause, death or disability	None	None	None	None	None

Lump Sum Severance Payment	Termination without Cause or by executive for Good Reason	$550,000(3)	$379,653	$501,111(4)	None	$749,375

Pro rata portion of Bonuses	Varies	None	None	None	None	None

Continued coverage under medical, dental, hospitalization and life insurance plans	Death, termination without Cause, or termination by executive for Good Reason	None	None	None	3 months(5)	None

1  Upon Mr. Cole's termination without cause by the Company or for good reason by Mr. Cole, the Company is obligated to pay Mr. Cole's indemnity payments and legal fees incurred by him as a result of his termination. The Company's possible range of payments is not determinable at this time.
2  Vacation time accrued but not taken for each executive was assumed to have been fully used up at year-end 2006
3   Payable in monthly installments, not in a lump sum.
4   Only payable upon termination by Company without cause.
5  Three months of continued health and medical benefits upon termination for Cause or upon death or disability.

Change in Control Payments

The employment agreements with Mr. Cole, Ms. Stehr and Mr. Tarshis also provide that, if, within twelve months of a “change in control,” their employment is terminated by us without “cause” or they terminate their employment with us for “good reason,” as all such terms are defined in each employment agreement, we are obligated to make a lump-sum severance payment to each such Named Executive Officer equal to $100 less than three times the Named Executive Officer’s “annualized includable compensation for the base period” (as defined in Section 280G of the Internal Revenue Code of 1986).

The employment agreements (as amended) with Mr. Clamen and Mr. Conn also provide that, if, within twelve months of a “change in control,” their employment is terminated by us without “cause” as all such terms are defined in each employment agreement, we are obligated to make a lump-sum severance payment to each such Named Executive Officer equal to $100 less than three times the Named Executive Officer’s “annualized includable compensation for the base period” (as defined in Section 280G of the Internal Revenue Code of 1986).

Under the circumstances described above, all of the Named Executive Officers are entitled to an accelerated vesting and payment of stock options and restricted stock awards granted to that Named Executive Officer. However, the sum of any lump sum payments, the value of any accelerated vesting of stock options and restricted stock awards, and the value of any other benefits payable to the Named Executive Officer may not equal or exceed an amount that would constitute an “excess parachute payment” (as defined in Section 280G of the Internal Revenue Code of 1986).

The following table quantifies the estimated maximum amount of payments and benefits under our employment agreements and agreements relating to awards granted under our equity incentive and stock option plans to which the Named Executive Officers would be entitled upon termination of employment if we terminated their employment without cause within twelve (12) months following a “change in control” of the Company that (by assumption) occurred on December 31, 2006.

Name	Cash Severance Payment ($)	Continuation of Medical/Welfare Benefits (Present Value) ($)	Value of Accelerated Vesting of Equity Awards ($) (1)	Total Termination Benefits ($)
Neil Cole	1,647,670	0	-	1,647,670
David Conn	640,551	0	-	640,551
Warren Clamen	678,427	0	47,065	725,492
Andrew Tarshis	615,971	0	103,834	719,805
Deborah Sorell Stehr	956,037	0	46,533	1,002,570

(1)	This amount represents the unrealized value of the unvested portion of the respective Named Executive Officer’s restricted stock based upon the closing price of our common stock on December 29, 2006.

 DIRECTOR COMPENSATION

The following table sets forth compensation information for 2006 for each member of our Board of Directors who is not also an executive officer. Our executive officers do not receive additional compensation for serving on the board. See Summary Compensation Table and Grants of Plan-Based Awards Table for disclosures related to our chairman of the board, president and chief executive officer, Neil Cole.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)

Barry Emanuel	$35,500	-	-	-	-	-	$35,500

Steven Mendelow	$45,000	-	-	-	-	-	$45,000

Drew Cohen	$45,000	-	-	-	-	-	$45,000

F. Peter Cuneo	$6,250	$83,336	-	-	-	-	$89,586

Mark Friedman	$6,250	$83,336	-	-	-	-	$89,586

Michael Caruso	$12,500	-	-	-	-	-	$12,500

Michael Groveman	$40,000	-	-	-	-	-	$40,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table presents information regarding beneficial ownership of our common stock as of March 12, 2007 by each of our directors, each of our “Named Executive Officers,” all of our executive officers and directors, as a group, and each person known by us to beneficially hold five percent or more of our common stock, based on information obtained from such persons.

Unless indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all securities beneficially owned, subject to community property laws where applicable. The shares “beneficially owned” by a person are determined in accordance with the definition of “beneficial ownership” set forth in the regulations of the SEC and, accordingly, shares of our common stock subject to options, warrants or convertible securities that are exercisable or convertible within 60 days as of March 12, 2007 are deemed to be beneficially owned by the person holding such securities and to be outstanding for purposes of determining such holder's percentage ownership. The same securities may be beneficially owned by more than one person.

Percentage ownership of our common stock is based on the 56,353,258 shares of common stock outstanding as of March 1, 2007. The address for each beneficial owner, unless otherwise noted, is c/o Iconix Brand Group, Inc. at 1450 Broadway, New York, New York 10018.

BENEFICIAL OWNERSHIP TABLE

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class

Neil Cole	3,521,075	(1)	6.3%
David Conn	325,000	(2)	*
Warren Clamen	190,000	(3)	*
Andrew Tarshis	120,000	(4)	*
Deborah Sorell Stehr	225,000	(5)	*
William Sweedler	545,333	(6)	*
Barry Emanuel	321,673	(2)	*
Steven Mendelow	285,988	(7)	*
Drew Cohen	101,702	(8)	*
F. Peter Cuneo	40,000		*
Mark Friedman	15,684		*
Fred Alger Management, Inc. Fred M. Alger III Fred Alger & Company, Incorporated Alger Associates, Incorporated 111 Fifth Avenue New York, New York 10003	3,204,000	(9)	5.7%

All directors and executive officers as a group (10 persons)	5,146,122	(10)	8.4%

*	Less than 1%

1)
Includes 3,485,875 shares of common stock issuable upon exercise of options and 20,000 shares of common stock owned by Mr. Cole’s children. Does not include shares held in Mr. Cole’s account under our 401(k) savings plan over which he has no current voting or investment power.

(2)	Represents shares of common stock issuable upon exercise of options.

(3)
Represents shares of common stock issuable upon exercise of options. Does not include 10,971 restricted shares of common stock which vest in two equal annual installments commencing on October 27, 2007.

(4)
Includes 100,000 shares of common stock issuable upon exercise of options. Does not include 18,461 restricted shares of common stock which vest in three equal annual installments commencing on September 22, 2007.

(5)
Represents shares of common stock issuable upon exercise of options. Does not include 9,230 restricted shares of common stock which vest in two equal annual installments commencing on December 31, 2007 or shares held in Ms. Sorell Stehr’s account under our 401(k) savings plan over which she has no current voting or investment power.

(6)	Includes 133,333 shares of common stock issuable upon exercise of warrants.

(7)
Includes 200,250 shares of common stock issuable upon exercise of options and 60,750 shares of common stock owned by C&P Associates, with which Mr. Mendelow and his wife are affiliated and over whose securities they exercise shared voting and investment control.

(8)	Includes 95,000 shares of common stock issuable upon exercise of options.

(9)	Based on a Schedule 13-D filed by Fred Alger Management, Inc., Fred M. Alger III, Fred Alger & Company Incorporated and Alger Associates, Incorporated on January 10, 2007.

(10)	Includes 4,942,798 shares of common stock issuable upon exercise of options.

Equity Compensation Plans

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2006.

			Number of securities remaining
	Number of securities to be	Weighted-average	available for issuance under
	issued upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities reflected
	warrants and rights	warrants and rights	in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans Approved by security holders:	4,289,132	$ 3.75	2,073,943

Equity compensation plans not Approved by security holders (1):	2,279,675	$ 7.82	25,000(2)
Total	6,568,807	$ 5.16	2,098,943

(1)
Represents the aggregate number of shares of common stock issuable upon exercise of individual arrangements with option and warrant holders, including 880,000 options issued under the terms of our 2001 Stock Option Plan. These options and warrants are up to three years in duration, expire at various dates between January 14, 2005 and December 22, 2013, contain anti-dilution provisions providing for adjustments of the exercise price under certain circumstances and have termination provisions similar to options granted under stockholder approved plans. See Notes 1 and 13 of Notes to Consolidated Financial Statements for a description of our Stock Option Plans.

(2)	Represents shares eligible for issuance upon the exercise of options that may be granted under our 2001 Stock Option Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

On May 1, 2003, the Company granted Kenneth Cole Productions, Inc. the exclusive worldwide license to design, manufacture, sell, distribute and market footwear under its Bongo brand. The chief executive officer and chairman of Kenneth Cole Productions is Kenneth Cole, who is the brother of Neil Cole, the Company's Chief Executive Officer and President. During the Current Year and Prior Year, the Company received $1.4 million and $1.3 million in royalties from Kenneth Cole Productions, respectively

The Candie's Foundation, a charitable foundation founded by Neil Cole for the purpose of raising national awareness about the consequences of teenage pregnancy, owed the Company $297,000 at December 31, 2006. The Candie's Foundation paid-off the entire borrowing from the Company in February 2007 although additional advances will be made as and when necessary. Mr. Cole's wife, Elizabeth Cole, was employed by the The Candie's Foundation at an annualized salary of $80,000 until May 2005. She continues to perform services for the foundation but without compensation.

Director Independence
    Board of Directors
        Our Board of Directors has determined that Barry Emanuel, Steven Mendelow, Drew Cohen, F. Peter Cuneo, and Mark Friedman meet the definition of "independent directors" as defined under the standards of independence set forth in the Marketplace Rules of the NASDAQ Stock Market. Furthermore, Mr. Michael Groveman, who served on our of Board of Directors during a portion of 2006, during the time of his service on the board was also an independent director under this standard.

Item 14. Principal Accountant Fees and Services

Audit Fees. The aggregate fees billed by BDO Seidman, LLP ("BDO") for professional services rendered for the audit of the Company's annual financial statements for the Current Year and the Prior Year,  internal controls over financial reporting and the reviews of the financial statements included in the Company's Forms 10-Q, comfort letter and consents related to SEC registration statements and other capital raising activities for the Current Year and the Prior Year totaled approximately $990,000, and $394,000 respectively.

Audit-Related Fees.  There were approximately $105,000 and $168,700 aggregate fees billed by BDO Seidman, LLP for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements for the Current Year and the Prior Year, respectively, and that are not disclosed in the paragraph captions "Audit Fees" above. The majority of the audit-related fees were related to the audit of the financial statements of IP Holdings and Candie's Foundation.

Tax Fees. The aggregate fees billed by BDO Seidman, LLP for professional services rendered for tax compliance, for the Current Year and the Prior Year , were approximately $35,000, and $62,000, respectively. The aggregate fees billed by BDO Seidman, LLP for professional services rendered for tax advice and tax planning, for the Current Year and the Prior Year, were $0 and $3,000, respectively.

All Other Fees. There were no fees billed by BDO Seidman, LLP for products and services, other than the services described in the paragraphs captions "Audit Fees", "Audit-Related Fees", and "Tax Fees" above for the Current Year and the Prior Year.

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

Item 15. Exhibits, Financial Statement Schedules

(a) Documents included as part of this Annual Report

1. The following consolidated financial statements are included in this Annual Report:

- Report of Independent Registered Public Accounting Firm

- Consolidated Balance sheets - December 31, 2006 and 2005

- Consolidated Income Statements for the years ended December 31, 2006, and 2005, and the 11-months ended December 31, 2004

- Consolidated Statements of Stockholders' Equity for the ended December 31, 2006 and 2005, and the 11-months ended December 31, 2004

- Consolidated Statements of Cash Flows for the year ended December 31, 2006 and 2005, and, the 11-months ended December 31, 2004

- Notes to consolidated Financial Statements

2. The following financial statement schedules are included in this Annual Report:

- Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

- Schedule for the year ended December 31, 2006 and 2005, and the 11-Months ended December 31, 2004

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

ICONIX BRAND GROUP, INC.

Date: March 14, 2007	By:	/s/ Neil Cole
Neil Cole, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Neil Cole
Neil Cole	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 14, 2007

/s/ Warren Clamen
Warren Clamen	Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2007

/s/ Barry Emanuel
Barry Emanuel	Director	March 14, 2007

/s/ Drew Cohen
Drew Cohen	Director	March 14, 2007

/s/ F. Peter Cuneo
F. Peter Cuneo	Director	March 14, 2007

/s/ Mark Friedman
Mark Friedman	Director	March 14, 2007

/s/ Steven Mendelow
Steven Mendelow	Director	March 14, 2007

Index to Exhibits

Exhibit Numbers	Description

1.1
Purchase Amendment dated December 7, 2006 by and among Iconix Brand Group, Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Lehman Brothers Inc. and the other parties on the signature page thereto (1)

2.1	Asset Purchase Agreement dated October 29, 2004 by and among B.E.M. Enterprise, Ltd., Escada (USA) Inc., the Company and Badgley Mischka Licensing LLC (2)

2.2
Asset Purchase Agreement dated July 22, 2005 by and among the Company, Joe Boxer Company, LLC, Joe Boxer Licensing, LLC, JBC Canada Holdings, LLC, Joe Boxer Canada, LP, and William Sweedler, David Sweedler, Alan Rummelsburg, Joseph Sweedler and Arnold Suresky (3)

2.3
Asset Purchase Agreement dated September 16, 2005 by and among the Company, Rampage Licensing LLC, Rampage.com, LLC, Rampage Clothing Company, Larry Hansel, Bridgette Hansel Andrews, Michelle Hansel, Paul Buxbaum and David Ellis (4)

2.4	Merger Agreement dated as of March 31, 2006 by and among the Company Moss Acquisition Corp., Mossimo, Inc., and Mossimo Giannulli (5)+

2.5	Asset Purchase Agreement dated as of March 31, 2006, between the Company and Mudd (USA) LLC (6)

2.6	Amendment dated April 11, 2006 to Asset Purchase Agreement dated as of March 31, 2006 between the Company and Mudd (USA), LLC. (7)

2.7	Asset Purchase Agreement, dated as of August 21, 2006, between the Company and London Fog Group, Inc, (8)

2.8
Asset Purchase Agreement, dated as of October 31, 2006, between Iconix Brand Group, Inc., The Warnaco Group, Inc. and Ocean Pacific Apparel Corp. (including the forms of the Note and the Registration Rights Agreement) (34) +

3.1	Certificate of Incorporation (9)

3.2	Restated and Amended By-Laws (10)

4.1	Rights Agreement dated January 26, 2000 between the Company and Continental Stock Transfer and Trust Company (11)+

4.2	Fifth Amended and Restated Indenture dated of August 28, 2006 by and between IP Holdings LLC, as issuer, and Wilmington Trust Company as Trustee. (8)

10.1	1997 Stock Option Plan of the Company (13)*

10.2	2000 Stock Option Plan of the Company (14)*

10.3	2001 Stock Option Plan of the Company (15)*

10.4	2002 Stock Option Plan of the Company (16)*

10.5	Non-Employee Director Stock Incentive Plan (17)*

10.6	Candie's, Inc. 401(K) Savings Plan (18)

10.7	Employment Agreement between Neil Cole and the Company dated March 29, 2005 (19)*

10.8	Employment Agreement between the Company and William Sweedler (20)*

10.9	Employment Agreement between Deborah Sorell Stehr and the Company dated October 28, 2005 (26)*

10.10	Amendment dated September 22, 2006 to the Employment Agreement dated October 28, 2005 between the Company and Deborah Sorell Stehr (31)*

10.11	Employment Agreement between Warren Clamen and the Company (21)*

10.12	Amendment dated October 27, 2006 to the Employment Agreement between the Company and Warren Clamen. (27)*

Exhibit Numbers	Description

10.13	Employment Agreement between the Company and David Conn (22)*

10.14	Employment Agreement between the Company and Andrew Tarshis (31)*

10.15	Option Agreement of Neil Cole dated November 29, 1999 (18)*

10.16	Stock Issuance and Registration Rights Agreement dated as of August 28, 2006, by and among the Registrant and DDJ Capital Management, LLC (8)

10.17	Iconix Brand Group, Inc. 2006 Equity Incentive Plan (30)

10.18	Restricted Stock Agreement dated September 22, 2006 between the Company and Andrew Tarshis (31)*

10.19	Restricted Stock Agreement dated September 22, 2006 between the Company and Deborah Sorell Stehr. (31)*

10.20	Form of Restricted Stock Agreement for officers under the Iconix Brand Group, Inc. 2006 Equity Incentive Plan (32)*

10.21	Form of Restricted Stock Agreement for Directors under the Iconix Brand Group, Inc. 2006 Equity Incentive Plan (32)*

10.22	Common Stock Purchase Warrant issued to UCC Consulting Corporation (9)

10.23	Limited Liability Company Operating Agreement of Unzipped Apparel LLC (23)

10.24	Equity Acquisition Agreement between Michael Caruso & Co., Inc., the Company and Sweet Sportswear, LLC dated as of April 23, 2002. (24)

10.25	8% Senior Subordinated Note due 2012 of the Company payable to Sweet Sportswear, LLC. (24)

10.26	Collateral Pledge Agreement dated October 18, 2002 between the Company., Michael Caruso & Co., and Sweet Sportswear LLC. (24)

10.27	Agreement for Sale of Unzipped Interest to TKO Apparel, Inc. (22)

10.28	Stock Purchase Agreement between the Company and certain designees of TKO Apparel, Inc. (22)

10.29	Letter Agreement dated October 29, 2004 among UCC Funding Corporation, Content Holdings, Inc., the Company and Badgley Mischa Licensing LLC. (2)

10.30	Form of Option Agreement under the Company's 1997 Stock Option Plan (19)*

10.31	Form of Option Agreement under the Company's 2000 Stock Option Plan (19) *

10.32	Form of Option Agreement under the Company's 2001 Stock Option Plan (19)*

10.33	Form of Option Agreement under the Company's 2002 Stock Option Plan. (19)*

10.34	Option Agreement dated July 22, 2005 between the Company and William Sweedler (20)*

10.35	Lease with respect to the Company's executive offices (26)

10.36	Promissory Note issued by Joe Boxer Licensing, LLC in favor of Kmart Corporation (26)

10.37	Termination and Settlement Agreement dated as of April 27, 2006 among the Company, Moss Acquisition Corp. and Cherokee Inc. (28)

10.38	Agreement dated June 2, 2006 among the Company, UCC Consulting, Content Holdings, James Haran and Robert D’Loren (29)

10.39	Purchase and Sale Agreement dated June 2, 2006 by and among the Company, content Holdings, Robert D’Loren, Seth Burroughs and Catherine Twist (29)

10.40	Stock Purchase Warrant dated June 2, 2006 issued to Content Holdings (29)

10.41	Stock Purchase Warrant dated June 2, 2006 issued to James Haran (29)

10.42	Non-Competition and Non-Solicitation Agreement between the Company and Neil Cole* (7)

10.43	Agreement dated June 8, 2006 between the Company and William Sweedler (29)

10.44	Registration Rights Agreement dated October 31, 2006 among the Registrant, Mossimo Giannulli and Edwin Lewis (12)

Exhibit Numbers	Description

10.45	Loan and Security Agreement dated as of October 31, 2006 among Mossimo Holdings LLC, Mossimo Management LLC, and Merrill Lynch Mortgage Capital Inc., as agent and lender (12)+

10.46	Guaranty dated as of October 31, 2006 by the Registrant in favor of Merrill Lynch Mortgage Capital Inc., as agent (12)

10.47	Amendment to Employment Agreement between the Company and David Conn (35)

21	Subsidiaries of the Company. (36)

23	Consent of BDO Seidman, LLP. (36)

31.1	Certification of Chief Executive Officer Pursuant To Rule 13a-14 Or 15d-14 Of The Securities Exchange Act Of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002. (36)

31.2	Certification of Principal Financial Officer Pursuant To Rule 13a-14 Or 15d-14 Of The Securities Exchange Act Of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002. (36)

32.1	Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 (36)

32.2	Certification of Principal Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 (36)

99.1	Note Purchase Agreement by and among IP Holdings LLC, Iconix Brand Group, Inc. and Mica Funding, LLC, dated April 11, 2006 (33)+

99.2	Note Purchase Agreement by and among IP Holdings LLC, Iconix Brand Group, Inc. and Mica Funding, LLC, dated August 28, 2006 (8)+

99.3	Lock-up Agreement dated October 31, 2006 by and among the Registrant, Moss Acquisition Corp.., Mossimo Giannulli and Edwin Lewis (12)

99.4	Agreement for Creative Director Services dated as of October 31, 2006 by and among the Registrant, Mossimo, Inc. and Mossimo Giannulli (12)

(1)	Filed as an exhibit to the Company's Current Report on Form 8-K for the event dated December 7, 2006 and incorporated by reference herein.

(2)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2004 and incorporated herein by reference.

(3)	Filed as an exhibit to the Company's Current Report on Form 8-K for the event dated July 22, 2005 and incorporated by reference herein.

(4)	Filed as an exhibit to the Company's Current Report on Form 8-K for the event dated September 16, 2005 and incorporated by reference herein.

(5)	Filed as an exhibit to the Company's Current Report on Form 8-K for the event dated March 31, 2006 (SEC accession No. 0000950117-06-001668)) and incorporated by reference herein.

(6)	Filed as an exhibit to the Company's Current Report on Form 8-K for the event dated March 31, 2006 (SEC Accession No. 0000950117-06-001669) and incorporated by reference herein.

(7)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated by reference herein.

(8)	Filed as an exhibit filed to the Company's Current Report on Form 8-K for the event dated August 28, 2006 and incorporated by reference herein.

(9)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated by reference herein.

(10)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended January 31, 2000, and incorporated by reference herein.

(11)	Filed as an exhibit to the Company's Current Report on Form 8-K for the event dated January 26, 2000 and incorporated by reference herein.

(12)	Filed as an exhibit to the Company's Current Report on Form 8-K for the event dated October 31, 2006 ( SEC accession no. 0001144204-06-045497) and incorporated by reference herein.

(13)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 1997, and incorporated by reference herein.

(14)	Filed as Exhibit A to the Company's definitive Proxy Statement dated July 18, 2000 as filed on Schedule 14A and incorporated by reference herein.

(15)	Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended January 31, 2002 and incorporated by reference herein.

(16)	Filed as Exhibit B to the Company's definitive proxy statement dated May 28, 2002 as filed on Schedule 14A and incorporated by reference herein.

(17)	Filed as Appendix B to the Company's definitive Proxy Statement dated July 2, 2001 as filed on Schedule 14A and incorporated by reference herein.

(18)	Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended January 31, 2003 and incorporated by reference herein.

(19)	Filed as an exhibit to the Company's Annual Report on Form 10-K for the period ended December 31, 2004 and incorporated by reference herein.

(20)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and incorporated by reference herein.

(21)	Filed as an exhibit to the Company's Current Report on Form 8-K for the event dated March 9, 2005 and incorporated by reference herein.

(22)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2004 and incorporated by reference herein.

(23)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 1998 and incorporated by reference herein.

(24)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 2002 and incorporated by reference herein.

(25)	Filed as an exhibit to the Company's Current Report on Form 8-K for the event dated December 29, 2005 and incorporated by reference herein.

(26)	Filed as an exhibit to the Company's Annual Report on Form 10-K for the period ended December 31, 2005 and incorporated by reference herein.

(27)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K for the event dated October 27, 2006.

(28)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated April 27, 2006 and incorporated by reference herein.

(29)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated June 2, 2006 and incorporated by reference herein.

(30)	Filed as Annex B to the Company’s definitive proxy statement on Schedule 14A filed with the SEC on July 19, 2006 and incorporated by reference herein.

(31)	Filed as an exhibit filed to the Company’s Current Report on Form 8-K for the event dated September 22, 2006 and incorporated by reference herein.

(32)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated by reference herein.

(33)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated April 11, 2006 and incorporated by reference herein.

(34)	Filed as an exhibit to the Company's Current Report on Form 8-K for the event dated October 31, 2006 ( SEC accession no. 0001144204-06-0455507) and incorporated by reference herein.

(35)	Filed as an exhibit to the Company's current report on Form 8-K for the event dated December 29, 2005 and incorporated by reference herein.

(36)	Filed herewith.

* Denotes management compensation plan or arrangement.

+ Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Iconix Brand Group, Inc. hereby undertakes to furnish supplementally to the Securities and Exchange Commission copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

Annual Report on Form 10-K

Item 8, 15(a)(1) and (2), (c) and (d)

List of Financial Statements and Financial Statement Schedule

Year ended December 31, 2006

Iconix Brand Group, Inc. and Subsidiaries

Iconix Brand Group, Inc. and Subsidiaries

Form 10-K

Index to Consolidated Financial Statements and Financial Statement Schedule

The following consolidated financial statements of Iconix Brand Group Inc. and subsidiaries are included in Item 15:

The following consolidated financial statement schedule of Iconix Brand Group, Inc. and subsidiaries is included in Item 15(d):

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule for the year ended December 31, 2006 and 2005, and the 11-months ended December 31, 2004	S-1

Schedule II Valuation and qualifying accounts	S-2

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Iconix Brand Group, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Iconix Brand Group, Inc. as of December 31, 2006 and 2005 and the related consolidated statements of income, stockholders' equity, and cash flows for the years ended December 31, 2006 and 2005, and the 11-Months ended December 31, 2004 These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Iconix Brand Group, Inc. at December 31, 2006 and 2005, and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005, and the 11-Months ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 1, in 2006 the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (R), “Share-Based Payments,” utilizing the modified prospective transition method effective January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Iconix Brand Group, Inc.'s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2007 expressed an unqualified opinion thereon.

/s/BDO Seidman, LLP

March 14, 2007
New York, New York

Iconix Brand Group, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except par value)

	December 31,
	2006	2005
Assets
Current Assets:
Cash (including restricted cash of $4,268 in 2006 and $4,094 in 2005)	$77,840	$11,687
Marketable securities	-	553
Accounts receivable, net of reserve of $1,633 in 2006 and $260 in 2005	14,548	3,532
Due from affiliate	297	193
Promissory note receivable	1,000	-
Deferred income tax assets	3,440	3,716
Prepaid advertising and other	2,704	2,664
Total Current Assets	99,829	22,345
Property and equipment:
Furniture, fixtures and equipment	2,769	2,027
Less: Accumulated depreciation and amortization	(1,385)	(1,175)
	1,384	852
Other Assets:
Restricted cash	11,659	4,982
Goodwill	93,593	32,835
Trademarks and other intangibles, net	467,688	139,281
Deferred financing costs, net	3,355	3,597
Non-current deferred income tax assets	17,970	11,978
Other	5,574	1,374
	599,839	194,047
Total Assets	$701,052	$217,244

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$7,043	$3,360
Accounts payable, subject to litigation	4,886	4,886
Deferred revenue	1,644	4,782
Current portion of long-term debt	22,132	13,705
Total current liabilities	35,705	26,733

Deferred income taxes	59,054	4,201
Long-term debt, less current maturities	140,676	85,414
Long term deferred revenue	160	-
Total Liabilities	235,595	116,348

Contingencies and commitments

Stockholders' Equity
Common stock, $.001 par value - shares authorized 75,000; shares issued 56,227 and 35,540 respectively	57	36
Additional paid-in capital	468,881	136,842
Retained deficit	(2,814)	(35,315)
Less: Treasury stock - 198 shares at cost	(667)	(667)
Total stockholders' equity	465,457	100,896
Total Liabilities and Stockholders' Equity	$701,052	$217,244

See accompanying notes to consolidated financial statements.

Iconix Brand Group, Inc. and Subsidiaries
Consolidated Income Statements
(in thousands, except earnings per share data)

	Year	Year	11-Months
	Ended	Ended	Ended
	12/31/2006	12/31/2005	12/31/2004

Licensing and commission revenue	$80,694	$30,156	$10,553
Net sales	-	-	58,427
Net revenue	80,694	30,156	68,980
Cost of goods sold	-	-	55,795
Gross profit	80,694	30,156	13,185

Selling, general and administrative expenses (net of recovery pursuant to an agreement of $438 and $7,566 in the year ended 12/31/2005 and for the 11-Months ended 12/31/2004, respectively)	24,527	13,329	9,948
Special charges	2,494	1,466	295

Operating income	53,673	15,361	2,942

Other expenses:
Interest income	(1,243)	(295)	(24)
Interest expense	15,080	4,823	2,725
Net interest expense	13,837	4,528	2,701
Gain on sales of marketable securities	-	(75)	-
	13,837	4,453	2,701

Income before income taxes	39,836	10,908	241

Provision (benefit) for income taxes	7,335	(5,035)	-

Net income	$32,501	$15,943	$241

Earnings per share:
Basic	$0.81	$0.51	$0.01

Diluted	$0.72	$0.46	$0.01

Weighted average number of common shares outstanding:
Basic	39,937	31,284	26,851

Diluted	45,274	34,773	28,706

See accompanying notes to consolidated financial statements.

Iconix Brand Group, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(in thousands)

	Common Stock		Additional Paid - in	Retained	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total

Balance at January 31, 2004	25,915	$26	$71,008	$(51,499)	$(667)	$18,868
Issuance of common stock to designees of TKO
Apparel, Inc.	1,000	1	2,184	-	-	2,185
Issuance of common stock to B.E.M. Enterprises, Ltd.
for asset acquisition	215	1	949	-	-	950
Issuance of stock options to a non-employee related to
the above asset acquisition	-	-	133	-	-	133
Issuance of common stock to a non-employee	10	-	25	-	-	25
Exercise of stock options	1,109	1	1,745	-	-	1,746
Issuance of common stock to directors	44	-	110	-	-	110
Net income	-	-	-	241	-	241
Balance at December 31, 2004	28,293	29	76,154	(51,258)	(667)	24,258
Issuance of common stock related to
Acquisition of Joe Boxer ®	4,350	4	36,232	-	-	36,236
Issuance of common stock related to
Acquisition of Rampage ®	2,171	2	20,148	-	-	20,150
Warrants issued to non-employees
related to acquisitions	-	-	2,441	-	-	2,441
Options granted to a non-employee	-	-	173	-	-	173
Exercise of stock options	709	1	1,584	-	-	1,585
Issuance of common stock to directors	17	-	110	-	-	110
Net income	-	-	-	15,943	-	15,943
Balance at December 31, 2005	35,540	$36	$136,842	$(35,315)	$(667)	$100,896
Issuance of common stock related to
Acquisition of Mudd ®	3,269	3	47,859	-	-	47,862
Issuance of common stock related to
Acquisition of London Fog Trademarks®	482	1	7,106	-	-	7,107
Issuance of common stock related to
Acquisition of Mossimo ®	3,609	4	67,528	-	-	67,532
Issuance of new stock	10,785	11	189,512	-	-	189,523
Cancellation of shares issued in business acquisition	-	-	(150)			(150)
Exercise of stock options and warrants	2,446	2	9,099	-	-	9,101
Warrants issued to non-employees
related to the acquisition of Mudd ®	-	-	4,596	-	-	4,596
Warrants issued to non-employees
related to the acquisition of Mossimo ®	-	-	2,232	-	-	2,232
Warrants issued to non-employees related to the acquisition of OP ®	-	-	1,445	-	-	1,445
Stock option compensation expense	-	-	182	-	-	182
Tax benefit of stock option exercises	-	-	2,380	-	-	2,380
Amortization expense in connection with restricted stock	96	-	250	-	-	250
Net income	-	-	-	32,501	-	32,501
Balance at December 31, 2006	56,227	$57	$468,881	$(2,814)	$(667)	$465,457

See accompanying notes to consolidated financial statements.

Iconix Brand Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (in thousands)
	Year Ended December 31, 2006	Year Ended December 31, 2005	11-Months Ended December 31, 2004
Cash flows provided by operating activities:
Net income	$32,501	$15,943	$241
Depreciation of property and equipment	210	130	236
Amortization of intangibles	2,153	1,733	1,901
Amortization of deferred financing costs	792	-	-
Non-cash settlement of dispute	(150)	-	-
Gain on sale of marketable securities	-	(75)	-
Bad debt expense	1,373	260	-
Issuance of common stock to non-employee directors	-	110	110
Stock option compensation - employees	262	-	-
Stock option compensation non - employees	170	173	25
Recovery on receivable	-	-	(53)
Reduction of settlement payment	-	-	(238)
Write-off of impaired assets	-	95	-
Shortfall Payment against Guarantee	-	(438)	(7,566)
Shortfall Payment reserve	-	-	685
Accrued interest on long-term debt	831	(134)	500
Deferred income tax benefit	4,969	(5,132)	-
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(6,095)	(1,553)	1,046
Due from affiliate	(104)	34	103
Factored accounts receivable and payable to factor, net	-	3,865	5,088
Inventories	-	279	7,160
Prepaid advertising and other	125	(1,994)	688
Other assets	(3,700)	(7)	(1,168)
Deferred revenue	(3,138)	3,003	(1,277)
Due to related parties	-	-	(2,342)
Accounts payable and accrued expenses	1,512	(310)	(330)
Net cash provided by operating activities	31,711	15,982	4,809
Cash flows used in investing activities:
Purchases of property and equipment	(739)	(731)	(30)
Proceeds from the sale of equity securities of other entities	-	110	-
Purchases of equity securities of other entities	-	(663)	-
Acquisition of Badgley Mischka	-	-	(372)
Acquisition of Joe Boxer	-	(40,755)	-
Acquisition of Rampage	-	(26,159)	-
Acquisition of Mudd	(46,728)	-	-
Acquisition of London Fog Trademarks	(31,034)	-	-
Acquisition of Mossimo, net of cash acquired	(85,438)	-	-
Acquisition of Ocean Pacific	(10,491)	-	-
Purchase of other trademarks	(2,328)	(320)	(19)
Net cash used in investing activities	(176,758)	(68,518)	(421)
Cash flows (used in) provided by financing activities:
Revolving notes payable - bank	-	-	(12,775)
Proceeds from long -term debt	168,000	85,489	3,600
Proceeds of loans from related parties	-	(2,465)	2,465
Proceeds from exercise of stock options and warrants	9,101	1,585	1,746
Payment of long-term debt	(148,545)	(17,134)	(2,630)
Proceeds from common stock issuance, net	189,523	-	2,185
Prepaid interest expense - long-term	-	-	(500)
Restricted cash - Current	174	(3,564)	(7)
Restricted cash - Non Current	(6,677)	(2,082)	-
Deferred financing costs	(550)	(1,968)	(475)
Net cash (used in) provided by financing activities	211,026	59,861	(6,391)
Net increase (decrease) in cash	65,979	7,325	(2,003)
Cash, beginning of year	7,593	268	2,271
Cash, end of year	$73,572	$7,593	$268
Balance of restricted cash - Current	4,268	4,094	530
Total cash including restricted cash, end of year	$77,840	$11,687	$798

See accompanying notes to consolidated financial statements.

Supplemental disclosure of cash flow information:

	Year Ended	Year Ended	11-Months Ended
	12/31/2006	12/31/2005	12/31/2004
Cash paid during the year:
Income taxes	$-	$-	$-
Interest	$12,989	$3,298	$2,636

Supplemental disclosures of non-cash investing and financing activities:

	Year Ended 12/31/2006	Year Ended 12/31/2005	11-Months Ended 12/31/2004
Acquisitions:
Common stock issued	$122,501	$56,386	$950
Options issued - acquisition cost	$-	$-	$133
Warrants issued - acquisition cost	$8,273	$2,441	$-
Liabilities assumed	$51,871	$14,193	$-

See accompanying notes to consolidated financial statements.

Iconix Brand Group, Inc and Subsidiaries
Notes to Consolidated Financial Statements
Information as of and for the Periods Ended December 31, 2006 and 2005
(dollars are in thousands (unless otherwise noted), except per share data)

The Company

Iconix Brand Group, Inc (the “Company”) is in the business of licensing and marketing intellectual property. The Company currently owns nine brands, Candie's®, Bongo®, Badgley Mischka®, Joe Boxer®, Rampage®, Mudd®, London Fog®, Mossimo®, and Ocean Pacific®, which it licenses to third parties for use in connection with a variety of apparel, and fashion products. The Company also arranges through its wholly-owned subsidiary Bright Star Footwear, Inc. ("Bright Star") for the manufacture of footwear products for mass market and discount retailers under the private label brand of the retailer.

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

On July 1, 2005, the Company changed its corporate name to Iconix Brand Group, Inc. and its NASDAQ symbol to ICON.

Beginning January 2005, the Company changed its business practices with respect to Bright Star, which resulted in a change in revenue recognition. Bright Star is now acting solely as an agent; accordingly, only net commission revenue is recognized.

1. Summary of Significant Accounting Policies

Fiscal Year End

On December 7, 2004, the Company announced that beginning January 1, 2005, it had changed its fiscal year ending on January 31, to a calendar year beginning on January 1st and ending on December 31st. The change was designed to align the Company's financial reporting with that of its existing licensees. As a result, the prior period was reported as the calendar year ended December 31, 2005 (the “Prior Year”). The prior year period ended on December 31, 2004 was reported as an 11- month period (the “11-month Prior Year”). For comparative purposes, unaudited condensed results of operations data for the period for the 11-Month period ended December 31, 2004 is presented in Note 22.

As a result of the Company's transition to a licensing business, and to a lesser extent, its change in fiscal year end and the change in its Bright Star revenue reporting, the Company's operating results for the most current year and prior year, are not comparable to the 11-month prior period, as applicable.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and items have been eliminated in consolidation.

Business Combinations

The purchase method of accounting requires that the total purchase price of an acquisition be allocated to the assets acquired and liabilities assumed based on their fair values on the date of the business acquisition. The results of operations from the acquired businesses are included in the accompanying consolidated statements of income since the acquisition date. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

For the period February 1, 2004 through December 31, 2006, the Company completed seven acquisitions. Notes 3, 4, 5, 6, 7, 8, and 9 to the financial statements contain a full discussion of the Company's acquisitions. The acquisitions and the acquisition dates are as follows:

Acquisitions	Acquisition date
Badgley Mischka	October 29, 2004
Joe Boxer	July 22, 2005
Rampage	September 16, 2005
Mudd	April 11, 2006
London Fog Trademark	August 28, 2006
Mossimo	October 31, 2006
Ocean Pacific	November 6, 2006

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

Marketable Equity Securities

In November and December 2005, the Company invested $663 in equity securities of certain public companies that are categorized as available for sale. In December 2005, the Company sold certain of these shares and $75 was recorded as realized gain in the Prior Year. The aggregate fair value of these investments approximates their respective carrying value. In October 2006, the Company completed the acquisition of Mossimo, Inc., and the Company held shares in Mossimo, Inc. were included as part of the equity consideration. See Note 8.

Concentration of Credit Risk

For the Current Year, two licensees accounted for 23.6% and 14.3% of the Company's net revenue, respectively, compared to two licensees which accounted for 27.9% and 14.6% in the Prior Year. On a comparable basis, no licensee exceeded 10% of the Company’s total net revenues in the 11-Month Prior Period.

Accounts Receivable

        Accounts receivable are reported at amounts the Company expects to be collected, net of allowance for non-collection from customers.

Restricted Stock

Compensation cost for restricted stock is measured as the excess, if any, of the quoted market price of our stock at the date the common stock is issued over the amount the employee must pay to acquire the stock. The compensation cost, net of projected forfeitures, is recognized over the period between the issue date and the date any restrictions lapse.

Deferred Financing Costs

The Company incurred costs (primarily professional fees and placement agent fees) in connection with bond financings that occurred during the Current Year and the Prior Year. These costs have been deferred and are being amortized using the interest method over the life of the related debt (7 years).

Property, Equipment and Depreciation

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are determined by the straight line method over the estimated useful lives of the respective assets ranging from three to seven years. Leasehold improvements are amortized by the straight-line method over the initial term of the related lease or estimated useful life, whichever is less.

Impairment of Long-Lived Assets

When circumstances mandate, the Company evaluates the recoverability of its long-lived assets, other than goodwill and other indefinite life intangibles (discussed below), by comparing estimated future undiscounted cash flows with the assets' carrying value to determine whether a write-down to market value, based on discounted cash flow, is necessary. In the Prior Year, the Company wrote off leasehold improvements of $91 in connection with an office relocation. There have been no such write-offs in the Current Year. Other identifiable intangible assets are being amortized on a straight-line basis over the estimated useful life of the assets over periods ranging from 3-10 years.

Goodwill and Other Intangibles

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets,” which changes the accounting for goodwill and other intangible assets without determinable lives from an amortization method to an impairment-only approach. The Candie's and Bongo trademarks had previously been amortized on a straight-line basis over their estimated useful lives of approximately 20 years. Effective July 1, 2005, the Company changed for accounting purposes, the estimated useful lives of the Candie's and Bongo trademarks to be an indefinite life. Accordingly the recorded value of these trademarks will no longer be amortized, but instead will be tested for impairment on an annual basis. In arriving at the conclusion to use an indefinite life management considered among other things, the Company's new licensing business model which has expanded the extent of potential use of these brand names in future years. This has been initially evidenced by the Candies licensing contract signed with Kohl's Department Stores (“Kohl's”) in late 2004, which has very rapidly expanded the Candies name to over 18 product categories in almost 700 Kohl's retail locations. Further the Candie's brand has been present in the US market since 1970s. Similarly, the Bongo brand has expanded from a predominantly jeanswear brand to a broad variety of product groups and multiple licenses in the U.S. and internationally. Brand recognition for both of these brands is very high, has been generally stable for an extended period of time, and the Company expects this consumer recognition and acceptance to remain stable or grow in the future based on anticipated broader distribution and product line expansion. As of December 31, 2006 the net book value of the Candie's and Bongo trademarks totaled $14.4 million.

Under SFAS No. 142, beginning on February 1, 2002, amortization of goodwill ceased and the Company annually tests goodwill for impairment.

The changes in the carrying amount of goodwill for the years ended December 31, 2006 and 2005, are as follows:

	Year Ended 12/31/2006	Year Ended 12/31/2005
Beginning Balance	$32,835	$25,241
Joe Boxer (Note 4)	-	1,932
Rampage (Note 5)	-	5,662
Mudd (Note 6)	9,785	-
Mossimo (Note 8)	49,015	-
Ocean Pacific (Note 9)	1,958	-
Ending Balance	$93,593	$32,835

Goodwill was initially tested in the first quarter of Fiscal 2003 for impairment upon adoption of SFAS No. 142. There have been no impairments to the carrying amount of goodwill in any period. In the Prior Year, because of the change in the business model, the Company operates as a single integrated business, and as such has one operating segment which is also used as the reporting unit for purposes of evaluating goodwill impairment. The fair value of the reporting unit is determined using discounted cash flow analysis and estimates of sales proceeds. The annual evaluation of goodwill is performed on October 1, the beginning of the Company's fourth fiscal quarter.

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

Beginning January 2005, the Company changed its business practices with respect to Bright Star, which resulted in a change in revenue recognition for the Prior Year. Bright Star now acts as an agent, therefore only net commission revenue is recognized commencing January 1, 2005. Revenue is recognized upon shipment with related risk and title passing to the customers.

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

As part of the Joe Boxer brand acquisition, the Company acquired its license agreement with respect to Kmart (the “Kmart License”). Pursuant to this license, which commenced in August 2001, Kmart (now Sears Holding Corp.) was granted the exclusive right to manufacture, market and sell through Kmart stores located in the United States, its territories and Puerto Rico a broad range of products under the Joe Boxer trademark, including men's, women's and children's underwear, apparel, apparel-related accessories, footwear and home products. The initial term of the Kmart license expired on December 31, 2007. In September 2006, the Company entered into a new license with Kmart which replaced the existing license and extended the term through December 31, 2010, subject to Kmart’s option to renew it for up to four additional terms of five years, each contingent on its meeting specified performance and minimum sale standards. The new license also provides for guaranteed annual minimums (for the year ending December 31, 2006, the amount owed for such year under the prior license, and for years 2007-2010, slightly more than half of such amount) and also provides for Kmart’s expansion of Joe Boxer’s distribution beyond Kmart and into Sears stores by the end of 2007.  The Kmart license provides for guaranteed minimum royalty payments of $19.0 million for the calendar year 2006.

 As part of the Mossimo merger in October 2006, the Company acquired Mossimo’s amended and restated license and design services agreement with Target, referred to as the “ Target License ”, which originally commenced in 2000 and was subsequently amended and restated in March 2006. Pursuant to the Target License, Target has the exclusive right to produce and distribute substantially all Mossimo-branded products sold in the United States, its territories and possessions through Target retail stores or any other retail store or other merchandising activity operated by Target or its affiliates, until January 31, 2010. If Target is current with payments of its obligations under the Target license, Target has the right to renew the Target license on the same terms and conditions for additional terms of two years each. Under the Target license, Target pays royalty fees based on certain percentages of its net sales of Mossimo-branded products, subject to its obligation to pay certain guaranteed minimum fees per each contract year (defined as each period from February 1 through January 31 during the term of the agreement). Under the Target License, the Company also provides the creative director services of Mossimo Giannulli (under a consulting agreement) with respect to Mossimo-branded products sold through Target stores.

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

Stock-Based Compensation

Pursuant to a provision in SFAS No. 123(R), "Accounting for Stock-Based Compensation", the Company had elected to continue using the intrinsic-value method of accounting for stock options granted to employees in accordance with Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees." Accordingly, the compensation cost for stock options had been measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount the employee must pay to acquire the stock. Under this approach, the Company only recognized compensation expense for stock-based awards to employees for options granted at below-market prices, with the expense recognized over the vesting period of the options.

In December 2005, the Company's Board of Directors approved the accelerated vesting of all employee stock options previously granted under the Company's various non-qualified stock option plans, which would have been unvested as of December 31, 2005. As a result, all options granted as of December 31, 2005, except those based on performance became exercisable immediately. The number of shares, exercise prices and other terms of the options subject to the acceleration remain unchanged. The acceleration of such option vesting resulted in an additional $446 of compensation expense being reflected in pro-forma net income for the Prior Year shown in the table below, an amount that would have otherwise been recorded as compensation expense in the years ending December 31, 2006 and 2007 had no impact on compensation recognition in 2005. The purpose of accelerating the vesting of these options was to enable to Company to avoid recognizing stock based compensation expense associated with these options in future periods after the Company adopted SAFS No 123 (R).

The stock-based employee compensation cost that would have been included in the determination of net income if the fair value based method had been applied to all awards, as well as the resulting pro forma net income and earnings per share using the fair value approach, are presented in the following table. The pro forma adjustments for compensation cost have not been offset by a related income tax benefit, consistent with the manner in which the Company currently records its provision for income taxes. These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the weighted-average assumptions presented in Note 13 of Notes to Consolidated Financial Statements.

	Year ended December 31, 2005	11-Months ended December 31, 2004
Net income - as reported	$15,943	$241
Add: Stock-based employee Compensation included in reported net income	-	-
Deduct: Stock-based employee compensation determined under the fair value based method	(9,601)	(1,458)
Pro forma net income (loss)	$6,342	$(1,217)

Basic earnings (loss) per share:

As reported	$0.51	$0.01
Pro forma	$0.20	$(0.05)

Diluted earnings (loss) per share:

As reported	$0.46	$0.01
Pro forma	$0.18	$(0.05)

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, marketable securities, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported for long-term debt approximates fair value because, in general, the interest on the underlying instruments fluctuates with market rates. In instances where long-term debt carries fixed interest rates, the obligation is recorded at the present value of the future payments, which approximates fair value.

Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options, warrants and restricted stock. The difference between reported basic and diluted weighted-average common shares results from the assumption that all dilutive stock options, warrants, and restricted stock outstanding were exercised into common stock. Diluted loss per share reflects, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options.

Advertising Campaign Costs

The Company records national advertising campaign costs as an expense concurrent with the first showing of the related advertising and other advertising costs when incurred. Advertising expenses for Current Year, the Prior Year, and the 11-Month Prior Year amounted to $7,849, $2,937, and $1,782, respectively.

New Accounting Standards

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

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140," which establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities by requiring that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS No. 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 156 is not expected to have a material impact on the Company's results of operations or its financial position.

In June 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109," which establishes that the financial statement effects of a tax position taken or expected to be taken in a tax return are to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. FIN 48 is effective for fiscal years beginning after December 15, 2006.While the Company continues to evaluate its historical tax positions, the adoption of FIN 48 is not expected to have a material impact on the Company's results of operations or its financial position.

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

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Asset and Financial Liability: Including an amendment to FASB Statement No. 115” (“SFAS 159”). The standard permits all entities to elect to measure certain financial instruments and other items at fair value with changes in fair value reported in earnings. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. We are evaluating the impact adopting SFAS 159 will have on our consoidated financial statements.

Presentation of Prior Year Data

Certain reclassifications have been made to conform prior year data to the current presentation.

2. Unzipped Apparel, LLC (“Unzipped”)

Equity Investment:

On October 7, 1998, the Company formed Unzipped with joint venture partner Sweet Sportswear, LLC (“Sweet”), the purpose of which was to market and distribute apparel under the BONGO label. The Company and Sweet each had a 50% interest in Unzipped. Pursuant to the terms of the joint venture, the Company licensed the BONGO trademark to Unzipped for use in the design, manufacture and sale of certain designated apparel products.

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

Revolving Credit Agreement:

On February 25, 2003, Unzipped entered into a two-year $25 million credit facility (“the Unzipped Credit Facility”) with GE Capital Commercial Services ( “ GECCS ” ), Inc. Borrowings were limited by advance rates against eligible accounts receivable and inventory balances, as defined. Under the Unzipped Credit Facility, Unzipped could also arrange for letters of credit in an amount up to $5 million. The borrowings bore interest at a rate of 2.25% per annum in excess of the 30 day Commercial Paper rate or 3%, whichever is greater. Borrowings under the Unzipped Credit Facility were secured by substantially all of the assets of Unzipped. In addition, Unzipped had agreed to subordinate its accounts payable to Azteca Production International, Inc (“Azteca”), and Apparel Distribution Services, LLC (“ADS”), all of which were related to Sweet, to GECCS. Unzipped was required to meet a minimum tangible net worth covenant, as defined. At October 31, 2004, the loan had been repaid in full and the borrowing arrangement with GECCS was terminated.

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

In the Prior Year, Unzipped had a net loss (as defined, for the purpose of determining if the Guarantee had been met) of $296 and a net income (as defined, for the purpose of determining if the Guarantee had been met) of $6.4 million in the 11-Month Prior Year. Consequently for the Prior Year there was an adjusted Shortfall Payment of $438, and $7.6 million, net of $685 reserve in the 11-Month Prior Year. The adjusted Shortfall Payments have been recorded in the consolidated income statements as a reduction of Unzipped's selling, general and administrative expenses and on the balance sheet as a reduction of the Sweet Note based upon the right to offset in the Management Agreement. After adjusting for the Shortfall Payment, Unzipped reported a net loss of $38 in the Prior Year and a net loss of $461 in the 11-Month Prior Year.

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

On August 5, 2004, Unzipped terminated the Management Agreement with Sweet, the supply agreement with Azteca and the distribution agreement with ADS and commenced a lawsuit against Sweet, Azteca, ADS and Hubert Guez. See Note 15.

The related party transactions, most of which are being disputed in the litigation as further described in Note 15, are summarized as follows (there were no transactions with these related parties in the Current Year):

	Year ended 12/31/2005	11-Months ended 12/31/2004
Products purchased from Azteca	$-	$22,886
Allocated office space, design and production team and support personnel expense from Azteca	-	118
Management fee	-	-
Shortfall Payment per Management Agreement	438	7,566
Interest expense paid on Azteca subordinated debt	-	-
Expenses of distribution services per distribution agreement with ADS	-	2,405

At December 31, 2006, the Company included in accounts payable subject to litigation amounts due to Azteca and ADS $847 and $2,261 , respectively. These amounts, however, are in dispute in the litigation. See Note 15.

In a separate transaction concerning Unzipped, Bongo Apparel, Inc (“BAI”), licensee for jeanswear, and managed the transition of the operations of Unzipped to a licensing business beginning on August 5, 2004. In connection with Jeanswear License and this transition, the designees of TKO Apparel (an affiliate of BAI) purchased one million shares of the common stock of the Company at a price of $2.20 per share. In a separate transaction, TKO agreed to lend Unzipped up to $2.5 million. As of December 31, 2004, the loan balance was $2.5 million, which the Company repaid in 2005.

3.  Badgley Mischka Licensing LLC

On October 29, 2004 (the "Closing Date"), the Company acquired the principal assets (the "Purchased Assets") of B.E.M. Enterprise, Ltd. (“BEM”), the holding company for the Badgley Mischka designer business from parent company Escada U.S.A. The Purchased Assets included the Badgley Mischka® trademark, two existing licenses and the rights to operate the existing Badgley Mischka retail store located on Rodeo Drive in Beverly Hills, California. The purchase price for the transaction was $950, (excluding $372 of fees and expenses related to the acquisition) which was paid by the Company's issuance of 214,981 shares of the Company's common stock. The purchase price of the Purchased Assets was subject to an upward adjustment in the event that the closing sale price of the Company's common stock on the date which was 180 days after the Closing Date was less than the closing sale price on the Closing Date. No such adjustment to the purchase price was necessary as the closing sales price at April 27, 2005 was $4.95, greater than the closing price of $4.44 on the Closing Date.

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

In June 2006, the Company agreed to purchase all of the rights, title and interest of certain parties, relating to a 5% interest in the Badgley Mischka trademark (the “Rights”) under the Letter Agreement dated October 29, 2004 between the Company and UCC Funding Corporation (“UCCF”) which UCCF subsequently assigned to certain third parties. The Company purchased from these parties the Rights under the Letter Agreement for $1.5 million.

4.  Acquisition Of Joe Boxer

On July 22, 2005, the Company acquired the Joe Boxer ® brand from Joe Boxer Company, LLC and its affiliates. Joe Boxer is a leading lifestyle brand of apparel, apparel accessories and home goods for men, women, teens and children. The Joe Boxer brand is currently licensed exclusively to Kmart in the United States and internationally to manufacturers in Canada, Mexico, Panama, the United Kingdom, Eastern Europe, Scandinavia and Russia..

The aggregate purchase price paid was $88.9 million as detailed in the table below. Based on the Company's assessment of the fair value of the assets acquired, approximately $79.8 million has been assigned to the Joe Boxer trademark. Under the purchase method of accounting, tangible and identifiable intangible assets acquired and liabilities assumed are recorded at their estimated fair values. The estimated fair values and useful lives of intangible assets acquired have been supported by third party valuation based on a discounted cash flow analysis. The Joe Boxer trademark has been determined to have an indefinite useful life and accordingly, consistent with FAS 142, no amortization will be recorded in the Company's consolidated income statements. Instead, the related intangible asset will be tested for impairment at least annually, using discounted cash flow analysis and estimates of future sales proceeds with any related impairment charge recorded to the statement of operations at the time of determining such impairment.

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

The $1.3 million of licensing contracts is being amortized on a straight-line basis over the remaining contractual period of approximately 29 months, expiring in November 2007. The goodwill of $1.9 million is not being amortized but instead is subject to a test for impairment on at least an annual basis.

As part of this acquisition, the Company entered into an employment agreement with William Sweedler as Executive Vice President of the Company and President of the Joe Boxer division. As part of his compensation, on July 22, 2005, he was granted 1,425,000 stock options of which 225,000 vested immediately, and 1,200,000 of which were subsequently forfeited on June 1, 2006, shortly before Mr. Sweedler’s employment with the Company was terminated.

The Company obtained $40 million in cash to pay a portion of the purchase price for the Joe Boxer assets through the debt issuance by IP Holdings of a $63 million asset-backed note. Approximately $17.5 million of the proceeds of the note was used to refinance previously existing notes with the same lender, $40.0 million was paid to the sellers, approximately $1.0 million was used to pay costs associated with the debt issuance, $310 was deposited in a reserve account as required by the lender, and approximately $4.0 million was available to the Company for working capital purposes. Costs associated with the debt issuance of approximately $1.0 million have been deferred and are being amortized over the 7-year life of the refinanced debt.

UCC acted as a financial advisor to IP Holdings in connection with the Joe Boxer and the Rampage brand acquisitions. On June 7, 2005, the Company entered into an agreement with UCC to issue UCC a ten-year warrant ("Warrant") to purchase an aggregate of 1,000,000 shares of the Company's common stock ("Warrant Shares") at a price of $5.98 per share, subject to anti-dilution adjustments under certain conditions. Pursuant to the agreement, UCC will act, for a 36-month term, as the Company's exclusive advisor in connection with providing various advisory services relating to the Company's acquisitions. One third of the Warrant Shares vest upon consummation of each acquisition, for a total of three acquisitions. On July 22, 2005, 333,334 of the Warrants Shares vested, with a fair value of $788, upon consummation of the acquisition of Joe Boxer

For unaudited pro-forma information presenting a summary of the Company's consolidated results of operations as if the acquisition and related financing had occurred on February 1, 2004, see Note 9.

5.  Acquisition Of Rampage

On September 16, 2005, the Company acquired the Rampage brand from Rampage Licensing, LLC, a California limited liability company.

The purchase price for the acquisition was $48.3 million as detailed in the table below. Based on the Company's assessment of the fair value of the assets acquired, approximately $41.2 million has been assigned to the Rampage trademark. Under the purchase method of accounting, tangible and identifiable intangible assets acquired and liabilities assumed are recorded at their estimated fair values. The estimated fair values and useful lives of the intangible assets acquired have been supported by third party valuation. The Rampage trademark has been determined to have an indefinite useful life, and accordingly, consistent with FAS 142, no amortization will be recorded in the Company's consolidated income statements. Instead, the related intangible asset will be tested for impairment at least annually, with any related impairment charge recorded to the income statements at the time of determining such impairment.

Total purchase price was determined as follows:

Cash paid for acquisition	$26,159
Fair value of 2,171,336 restricted shares of common stock at $9.28 per share	20,150
Value of warrants issued as a cost of the acquisition	1,653
Other estimated costs of acquisition	313
Total cost of acquisition	$48,275

The purchase price was allocated to the estimated fair value of the assets acquired as follows:

Rampage licensing contract	$550
Rampage domain name	230
Rampage non-compete agreement	600
Rampage trademark	41,233
Goodwill	5,662
Total allocated purchase price	$48,275

The Rampage trademark has been determined to have an indefinite useful life and accordingly, consistent with FAS 142, no amortization will be recorded in the Company's consolidated income statements. The licensing contracts are to be amortized on a straight-line basis over the remaining contractual period of approximately 3 years, the Rampage domain name is to be amortized on a straight-line basis over 5 years, and the value of the non-compete agreement is to be amortized on a straight-line basis over 2 years. The goodwill of approximately $5.7 million is subject to a test for impairment on an annual basis.

The Company obtained $25.75 million in cash to pay a portion of the purchase price of the Rampage assets through the debt issuance by IP Holdings of a $103 million asset-backed note. Approximately $63 million of the proceeds of the note was used to refinance the note described in Note 4, $25.75 million was paid to the sellers, approximately $774 was used to pay costs associated with the debt issuance, $1.4 million was deposited in a reserve account as required by the lender, and $12 million was deposited in an escrow account for the benefit of the holders of the note, to be used by IP Holdings only for the purchase of additional intellectual property assets from the Company. The purchase did not occur prior to November 15, 2005 so the $12 million was redeemed in November 2005 with no penalty. Costs associated with the debt issuance have been deferred and are being amortized over the 7-year life of the notes.

In accordance with the agreement with UCC (See Note 4), an additional 333,333 of the Warrants Shares vested on September 16, 2005 with a fair value of $1.7 million upon consummation of the Rampage acquisition, for which UCC acted as a financial advisor to IP Holdings.

For unaudited pro-forma information presenting a summary of the Company's consolidated results of operations as if the acquisition and related financing had occurred on February 1, 2004, see Note 9.

6.  Acquisition Of Mudd

In April 2006, the Company acquired certain assets of Mudd (USA) LLC related to the Mudd brand, including trademarks, intellectual property and related names worldwide, excluding China, Hong Kong, Macau and Taiwan. In consideration for the purchase of the assets, the Company paid the seller $45 million in cash and issued to the seller 3,269,231 restricted shares of the Company common stock. In connection with this acquisition, IP Holdings entered into a license agreement with Mudd (USA) giving Mudd (USA) the exclusive right to use the Mudd trademark in connection with the design, manufacture, sale and distribution of women's and children's jeanswear and related products in the United States, in return for which Mudd (USA) has guaranteed IP Holdings a minimum amount of revenues with respect to the royalties due to IP Holdings under its license and royalties due to IP Holdings from all other license agreements assumed by IP Holdings with respect to the Mudd brand for a period of two years. Mudd (USA)'s obligations to IP Holdings under the guarantee and to the Company under other agreements are secured by its pledge of a portion of the cash and shares issued by the Company as consideration in the acquisition. The Company agreed to file a registration statement to allow the seller to publicly sell the shares issued to it in connection with the acquisition and the seller agreed to certain contractual restrictions on the sale of the shares by it.

The financing for the purchase of the Mudd brand was accomplished through the private placement on April 11, 2006 by IP Holdings of approximately $136 million principal amount of Asset-Backed Notes. The issuance of the Asset-Backed Notes raised $49 million in new financing for IP Holdings (before giving effect to the payment of expenses in connection with the issuance of the Asset-Backed Notes and required deposits to reserve accounts), and approximately $87 million principal amount of the Asset-Backed Notes was exchanged for notes previously issued by IP Holdings. The Asset-Backed Notes are secured by the intellectual property assets owned by IP Holdings, including those related to the Mudd brand.

The portion of the Asset-Backed Notes representing new financing were used as follows: $45.0 million was paid to the sellers of the Mudd brand, approximately $490,000 was used to pay costs associated with the financing, approximately $2.45 million was placed in a liquidity reserve account, approximately $785,000 was used to pay professional fees associated with the acquisition and approximately $275,000 of which was available for working capital purposes. The costs relating to the $49 million in new financing of approximately $490,000 have been deferred and are being amortized over the 7 year life of the financed debt.

Total purchase price was determined as follows (in thousands except per share amounts):

Cash paid for acquisition	$45,000

Fair value of 3,269,231 shares of $.001 par value common stock at $14.64 fair market value per share	47,862
Value of 408,334 warrants ($5.98 exercise price for 333,334 and $8.58 exercise price for 75,000) issued as a cost of the acquisition	4,596
Total equity consideration	52,458

Other estimated costs of acquisition	1,867
Total cost of acquisition	$99,325

The purchase price was allocated to the estimated fair value of the assets acquired as follows:

Mudd Trademarks	$87,100
Mudd domain name	340
Mudd license agreements	700
Mudd non-compete agreement	1,400
Goodwill	9,785
Total allocated purchase price	$99,325

The Mudd trademark has been determined to have an indefinite useful life and accordingly, consistent with FAS 142, no amortization will be recorded in the Company's consolidated income statements. The licensing contracts are being amortized on a straight-line basis over the remaining contractual period of approximately 2 years, the Mudd domain name is being amortized on a straight-line basis over 5 years, and the value of the non-compete agreement is being amortized on a straight-line basis over 4 years. The goodwill of approximately $9.8 million is subject to a test for impairment on an annual basis. Any adjustments resulting from the finalization of the purchase price allocations will affect the amounts assigned to goodwill.

In accordance with the agreement with UCC (See Note 4), an additional 408,334 of the Warrants Shares vested on April 11, 2006 with a fair value of $4.6 million upon consummation of the Mudd acquisition, for which UCC acted as a financial advisor to IP Holdings.

For unaudited pro-forma information presenting a summary of the Company's consolidated results of operations as if the acquisition and related financing had occurred on January 1, 2005, see Note 9.

7.  Acquisition Of London Fog Trademarks

On August 28, 2006, the Company completed the purchase of the London Fog trademarks and certain related intellectual property assets from London Fog Group Inc. In consideration for the purchase of these assets, the Company paid the seller $30.5 million in cash and issued to the seller 482,423 shares of the Company common stock.

The financing for this acquisition was accomplished through the private placement on August 28, 2006 by IP Holdings of its Asset-Backed Notes, secured by the intellectual property assets owned by IP Holdings (including the London Fog trademarks), together with approximately $3.1 million of the Company’s cash. The issuance of the Asset-Backed Notes raised $29 million in new financing for IP Holdings (before giving effect to the payment of expenses related to their issuance and required deposits to reserve accounts), and approximately $130.9 million principal amount of the Asset-Backed Notes were exchanged for all of the outstanding Asset-Backed Notes previously issued by IP Holdings. The $29 million principal amount of Asset-Backed Notes representing the new financing portion of the private placement were used as follows: $27.5 million was paid to the seller of the London Fog trademarks, approximately $52,500 was used to pay professional fees associated with the trademark purchased, and $1.35 million was deposited in a liquidity reserve account as required by the holder of the Asset-Backed Notes. The costs relating to the $29 million in new financing of approximately $60,000 have been deferred and are being amortized over the 7 year life of the financed debt.

Total purchase price was determined as follows:

Cash paid for acquisition	$30,500

Fair value of 482,423 shares of $.001 par value common stock at $14.73 fair market value per share	7,107

Other estimated costs of acquisition	666
Total cost of acquisition	$38,273

The total cost of this asset purchase was accounted for as the London Fog trademarks. The London Fog trademarks have been determined to have an indefinite useful life and accordingly, consistent with FAS 142, no amortization will be recorded in the Company's consolidated income statements.

8.  Acquisition Of Mossimo

On October 31, 2006, the Company completed the purchase of Mossimo, Inc from Mossimo Gianulli and other shareholders. In consideration for the acquisition of Mossimo, the Company paid the sellers $67.5 million in cash and issued to the sellers 3,608,810 shares of the Company common stock. In connection with the transaction, all of Mossimo's assets related to the business of marketing, licensing and managing Mossimo's Mossimo® brands, trademarks, intellectual property and related names worldwide were conveyed to Mossimo Holdings, LLC, a Delaware limited liability company and indirect, wholly-owned subsidiary of the Company.

The aggregate purchase price for the acquisition was $178.1 million as detailed in the table below. Based on the Company’s assessment of the fair value of the assets acquired, $140 million has been assigned to the Mossimo trademark. Under the purchase method of accounting, tangible and identifiable intangible assets acquired and liabilities assumed are recorded at their estimated fair values. The estimated fair values and useful lives of the intangible assets acquired have been supported by third party valuation. The Mossimo trademark has been determined to have an indefinite useful life, and accordingly, consistent with FAS 142, no amortization will be recorded in the Company's consolidated income statements. Instead, the related intangible asset will be tested for impairment at least annually, with any related impairment charge recorded to the statement of operations at the time of determining such impairment.

The financing for this acquisition was accomplished through the entering into of a Loan and Security Agreement between the Company and Merrill Lynch, pursuant to which Merrill Lynch loaned to the Company $90,000,000. The loan was repaid on December 15, 2006, from proceeds of an equity offering described in Note 13. for a period through the facility termination date of December 18, 2008.

Cash paid for acquisition	$67,532
Cash paid for acquisition	$33,000
Iconix Shares	$745

Fair value of 3,608,810 shares of $.001 par value common stock at $18.71 fair market value per share	67,532
Value of 250,000 warrants ($15.93 exercise price) issued as a cost of the merger	2,232
Total equity consideration	69,764

Other estimated costs of acquisition	7,147
Total cost of acquisition	$178,188

The purchase price was allocated to the estimated fair value of the assets acquired as follows:

Mossimo Trademarks	$140,000
Mossimo license agreements	3,240
Mossimo non-compete agreement	2,800
Assumed obligation under Cherokee contract buyout	(8,100)
Allocation of Cherokee contract buyout	8,100
Deferred tax asset	4,832
Note receivable, related to sale of Modern Amusement	1,500
Other assets	6,458
Accounts payable	(2,870)
Deferred tax liability	(49,000)
Cash	22,213
Goodwill	49,015
Total allocated purchase price	$178,188

The licensing contracts are being amortized on a straight-line basis over the remaining contractual period of approximately 5 years, and the value of the non-compete agreement is being amortized on a straight-line basis over 5 years. The goodwill of approximately $49.0 million is subject to a test for impairment on an annual basis. Any adjustments resulting from the finalization of the purchase price allocations will affect the amounts assigned to goodwill.

For unaudited pro-forma information presenting a summary of the Company's consolidated results of operations as if the acquisition and related financing had occurred on January 1, 2005, see Note 9.

9.  Acquisition Of Ocean Pacific and Unaudited Pro-formas

On November 6, 2006, the Company acquired certain of the assets of Ocean Pacific Apparel Corp., a subsidiary of Warnaco Group, Inc., related to the Ocean Pacific or Op brand, associated trademarks, intellectual property and related names worldwide. In consideration for these assets, the Company paid the seller $10.0 million in cash and issued the seller a note in the principal amount of $44.0 million. In connection with this acquisition, the Company assumed 30 licenses, including 15 international licenses. The Company also entered into a new license agreement with the seller. Pursuant to this license, the seller has the exclusive right to the use of the Ocean Pacific trademark in the United States in connection with the design, manufacture and sale of women's and juniors swimwear for a period of three years and has guaranteed us certain minimum annual royalties in connection with the use of the license. The note was repaid on December 20, 2006 from the proceeds of an equity offering described in Note 13.

Cash paid for acquisition	$10,000
Note issued	44,000
Value of 133,334 warrants ($10.84 exercise price) issued as a cost of the acquisition	1,445

Other estimated costs of acquisition	1,113
Total cost of acquisition	$56,558

The purchase price was allocated to the estimated fair value of the assets acquired as follows:

Op Trademarks	$53,500
Op license agreements	1,100
Goodwill	1,958
Total allocated purchase price	$56,558

The Ocean Pacific trademark has been determined to have an indefinite useful life and accordingly, consistent with FAS 142, no amortization will be recorded in the Company's consolidated income statements. The licensing contracts are being amortized on a straight-line basis over the remaining contractual period of approximately 5 years. The goodwill of approximately $2.0 million is subject to a test for impairment on an annual basis. Any adjustments resulting from the finalization of the purchase price allocations will affect the amounts assigned to goodwill. The note issued for $44.0 million was repaid on December 20, 2006.

The following unaudited pro-forma information presents a summary of the Company's consolidated results of operations as if the Mudd, Mossimo and Ocean Pacific acquisitions (See Note 6, 8 and 9) and their related financing had occurred on January 1, 2005, and as if the Joe Boxer and Rampage acquisitions and their related financing had occurred on February 1, 2004. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on January 1, 2005, or which may result in the future.

	Year ended 12/31/2006	Year ended 12/31/2005	11-months ended 12/31/2004
Total net revenues	$112,652	$97,596	$98,345
Operating income	$58,669	$42,708	$28,229
Net Income	$28,934	$21,364	$16,700

Basic earnings per common share	$0.66	$0.51	$0.50
Diluted earnings per common share	$0.58	$0.47	$0.47

10.  Trademarks and Other Intangibles, net

Other trademarks and intangibles, net consist of the following:

	Estimated Lives in years	December 31,2006		December 31, 2005
		Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Trademarks	10 - indefinite(1))	$467,607	$9,992	$146,626	$9,694
Non-compete:
Candies	15	2,275	2,275	2,275	2,275
Rampage	2	600	378	600	81
Mudd	4	1,400	254	-	-
Mossimo	5	2,800	93	-	-
Licensing contract:
Joe Boxer	2.5	1,333	753	1,333	218
Rampage	3	550	233	550	51
Mudd	3	700	256	-	-
Mossimo	5	3,240	108	-	-
Ocean Pacific	5	1,100	37	-	-
Rampage domain name	5	230	59	230	14
Mudd domain name	5	340	49	-	-
Other intangibles	3	900	900	900	900
		$483,075	$15,387	$152,514	$13,233

Amortization expense for intangible assets was $2.2 million, $1.2 million, and $1.5 million for the Current Year, the Prior Year, and the 11-Months ending December 31,2004, respectively. The trademarks of Joe Boxer, Rampage, Mudd, London Fog, Mossimo, and Op, have been determined to have an indefinite useful life and accordingly, consistent with FAS 142, no amortization will be recorded in the Company's consolidated income statements. Instead, the related intangible asset will be tested for impairment at least annually, with any related impairment charge recorded to the statement of operations at the time of determining such impairment. Effective July 1, 2005, the Company had a change in estimate of the useful lives of the Candie's and Bongo trademarks to indefinite life. When acquired in 1981, the Candie's trademark was estimated to have a useful life of 20 years. Bongo, acquired in 1998, was also estimated at that time to have a useful life of 20 years. Amortization expense for intangible assets subject to amortization for each of the years in the five-year period ending December 31, 2011 are estimated to be $3.5 million, $2.5 million, $2.3 million, $2.0 million, and $1.2 million, respectively.

(1)	The amortization for Candies and Bongo trademarks are as of June 30, 2005. Effective July 1, 2005, the Company changed their useful lives to indefinite.

11.  Special Charges

Special charges consist of the following:

	Year ended December 31, 2006	Year ended December 31, 2005	Year ended December 31, 2004
Professional fees related to Unzipped's litigation	2,494	1,466	533
Caruso shareholder lawsuit settlement	-	-	(238)
	$2,494	$1,466	$295

12.  Debt Arrangements

Asset-Backed Notes

In August 2002, IP Holdings, a subsidiary of the Company, issued in a private placement $20 million of Asset-Backed Notes secured by intellectual property assets (trade names, trademarks, license agreements and payments and proceeds with respect thereto) of IP Holdings. The Asset-Backed Notes had a 7-year term with a fixed interest rate of 7.93% with quarterly principal and interest payments of approximately $859,000. After funding a liquidity reserve account in the amount of $2.9 million, the net proceeds of the Asset-Backed Notes ($16.2 million) were used by the Company to reduce amounts due by the Company under its then-existing revolving credit facilities. In April 2004, IP Holdings issued an additional $3.6 million in subordinated Asset-Backed Notes secured by its intellectual property assets. The additional borrowing had a maturity date of August 2009, with a floating interest rate of LIBOR + 4.45% and quarterly principal and interest payments and $500,000 of interest prepaid at closing. The net proceeds of $2.9 million were used for general working capital purposes. As of July 22, 2005, the total principal on these notes was approximately $17.5 million, which were refinanced in connection with the Joe Boxer acquisition described below.

In the fiscal quarter ended September 30, 2005, the Company, through IP Holdings, acquired the Joe Boxer brand from Joe Boxer Company, LLC and its affiliates, and the Rampage brand from Rampage Licensing, LLC. See Notes 4 and 5. The financing for the acquisitions was accomplished through two private placements by IP Holdings of Asset-Backed Notes, secured by the intellectual property assets owned by IP Holdings. The combined proceeds of the Asset-Backed Notes, totaling $103 million, were used as follows: approximately $17.5 million was used to refinance previously issued Asset-Backed Notes, $40.0 million was paid to the sellers of the Joe Boxer brand, approximately $25.8 million was paid to the sellers of the Rampage brand, $1.7 million was placed in a liquidity reserve account as required by the holder of the Asset-Backed Notes, approximately $1.8 million was used to pay costs associated with the debt issuance, approximately $200,000 was paid to legal professionals associated with the acquisitions, approximately $4.0 million was available for working capital purposes, and $12 million was deposited in an escrow account for the benefit of the holder of the Asset-Backed Notes, to be used by IP Holdings solely for the purchase of certain intellectual property assets. IP Holdings redeemed $12 million of the Asset-Backed Notes without penalty as the purchase of these intellectual property assets did not occur. Costs associated with the debt issuances of approximately $1.8 million have been deferred and are being amortized using the interest method over the 7 year life of the Asset-Backed Notes.

In April 2006, the Company, through IP Holdings, acquired certain assets of Mudd (USA) LLC (“Mudd (USA)”) related to the Mudd brand, including trademarks, intellectual property and related names worldwide, excluding China, Hong Kong, Macau and Taiwan. See Note 6. The financing for the acquisition was accomplished through the private placement on April 11, 2006 by IP Holdings of approximately $136 million principal amount of Asset-Backed Notes. The issuance of the Asset-Backed Notes raised $49 million in new financing for IP Holdings (before giving effect to the payment of expenses in connection with the issuance of the Asset-Backed Notes and required deposits to reserve funds), and approximately $87 million principal amount of the Asset-Backed Notes was exchanged for Asset Backed Notes previously issued by IP Holdings. The Asset-Backed Notes are secured by the acquired assets, as well as by other intellectual property assets owned by IP Holdings. The payment of the principal and interest on the Asset-Backed Notes has been made from amounts received by IP Holdings under license agreements with various licensees of the acquired assets and IP Holding's other intellectual property assets.

The portion of the Asset-Backed Notes representing new financing were used as follows: $45.0 million was paid to the sellers of the Mudd brand, approximately $490,000 was used to pay costs associated with the financing, approximately $2.45 million was placed in a liquidity reserve account, approximately $785,000 was used to pay professional fees associated with the acquisition and approximately $275,000 of which was available for working capital purposes. The costs relating to the $49 million in new financing of approximately $490,000 have been deferred and are being amortized over the 7 year life of the financed debt.

On August 28, 2006, the Company completed the acquisition of the London Fog trademarks and certain related intellectual property assets from London Fog Group Inc. See Note 7. The financing for this acquisition was accomplished through the private placement on August 28, 2006 by IP Holdings of its Asset-Backed Notes, secured by the intellectual property assets owned by IP Holdings (including the acquired assets), together with approximately $3.1 million of the Company's funds. The issuance of the Asset-Backed Notes raised $29 million in new financing for IP Holdings (before giving effect to the payment of expenses related to their issuance and required deposits to reserve accounts), and approximately $130.9 million principal amount of the Asset-Backed Notes were exchanged for all of the outstanding Asset-Backed Notes previously issued by IP Holdings. The $29 million principal amount of Asset-Backed Notes representing the new financing portion of the private placement were used as follows: $27.5 million was paid to the seller of the London Fog assets, approximately $112,500 was used to pay costs associated with the issuance of such notes and $1.35 million was deposited in a liquidity reserve account as required by the holder of the Asset-Backed Notes.

Subject to terms of the Asset-Backed Notes, if by April 1, 2006, IP Holdings had not entered into or renewed certain licensing agreement(s) with respect to the Joe Boxer brand that guaranteed certain royalty thresholds, IP Holdings was required to deposit, from revenues generated from the Joe Boxer brand, to a renewal reserve account $3.75 million for each quarter beginning in April 2006. IP Holdings made two deposits of $3.75 million in April 2006, and July 2006. On September 28, 2006, IP Holdings entered into a new agreement with Kmart, which among other things, extended the term of Kmart's license with the Company. This agreement satisfied the criteria specified in the terms of the Asset-Backed Notes, and as such, the Company is not required to make any additional deposits to the renewal reserve. On October 24, 2006, the $7.5 million, which was included in current restricted cash as of September 30, 2006, was returned to the Company, and is no longer restricted.

Cash on hand in the bank account of IP Holdings is restricted at any point in time up to the amount of the next debt principal and interest payment required under the Asset-Backed Notes. Accordingly, $4.3 million and $4.1 million as of December 31, 2006 and December 31, 2005, respectively, have been disclosed as restricted cash within the Company's current assets. Further, in connection with IP Holdings' issuance of Asset Backed Notes, a reserve account has been established and the funds on deposit in such account will be applied to the last principal payment with respect to the Asset Backed Notes. Accordingly, $11.7 million and $5.0 million as of December 31, 2006 and December 31, 2005, respectively, have been disclosed as restricted cash within the Company's other assets.

Interest rates and terms on the outstanding principal amount of the Asset-Backed Notes as of December 31, 2006 are as follows: $55.1 million principal amount bears interest at a fixed interest rate of 8.45% with a 6-year term, $24.5 million principal amount bears interest at a fixed rate of 8.12% with a 6- year term, and $76.3 million principal amount bears interest at a fixed rate of 8.99% with a 6 ½ year term There are no principal payments required with respect to $49 million in new financing in the first year.

Neither the Company nor any of its subsidiaries (other than IP Holdings) is obligated to make any payment with respect to the Asset-Backed Notes, and the assets of the Company and its subsidiaries (other than IP Holdings) are not available to IP Holdings' creditors. The assets of IP Holdings are not available to the creditors of the Company or its subsidiaries (other than IP Holdings).

The Kmart Note

In connection with the acquisition of Joe Boxer in July, 2005, the Company assumed a promissory note, dated August 13, 2001 in the amount of $10.8 million that originated with the execution of the Kmart License by the former owners of Joe Boxer.   The note provides for interest at 5.12% and is payable in three (3) equal annual installments, on a self-liquidating basis, on the last day of each year commencing on December 31, 2005 and continuing through December 31, 2007.  Payments due under the note may be off-set against any royalties owed under the Kmart License.  As of December 31, 2006, the outstanding balance of the note was $3,781. The note may be pre-paid without penalty.

Debt Maturities

The Company’s debt maturities are the following:

	Total	2007	2008	2009	2010	2011	thereafter
Due to Sweet (Note 2)	$3,170	$-	$-	$-	$-	$3,170	$-
Kmart Note	3,781	3,781	-	-	-	-	-
Asset backed notes	155,857	18,351	20,408	22,231	24,216	26,380	44,271
Total Debt	$162,808	$22,132	$20,408	$22,231	$24,216	$29,550	$44,271

13.  Stockholders' Equity

Public Offering

On December 13, 2006 the Company completed a public offering of common stock pursuant to registration statements that were declared effective by the Securities and Exchange Commission (“SEC”). All 10,784,750 shares of common stock offered in the final prospectus were sold at $18.75 per share. Net proceeds from the offering amounted to approximately $189.5 million.

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

The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year ended	Year ended	11-Months ended
	December 31,	December 31,	December 31,
	2006	2005	2004
Expected Volatility	.30-.50	.30-.55	.69-.77
Expected Dividend Yield	0%	0%	0%
Expected Life (Term)	3-5 years	3-5 years	3-5 years
Risk-Free Interest Rate	3.00-4.75%	3.00-4.24%	3.24-4.06%

The weighted-average fair value of options granted (at their grant date) during the Current Year, the Prior Year, and the 11-Month Prior Period was $11.87, $7.36, and $2.72 per share, respectively.

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

In 1997, the Company's stockholders approved the Company's 1997 Stock Option Plan (the “1997 Plan”). The 1997 Plan authorizes the granting of common stock options to purchase up to 3,500,000 shares of Company common stock. All employees, directors, independent agents, consultants and attorneys of the Company, including those of the Company's subsidiaries, are eligible to be granted NQSO's under the 1997 Plan. ISO's may be granted only to employees of the Company or any subsidiary of the Company. The 1997 Plan terminates in 2007.

In 2000, the Company's stockholders approved the Company's 2000 Stock Option Plan (the "2000 Plan"). The 2000 Plan authorizes the granting of common stock options to purchase up to 2,000,000 shares of Company common stock. All employees, directors, independent agents, consultants and attorneys of the Company, including those of the Company's subsidiaries, are eligible to be granted NQSO's under the 2000 Plan. The 2000 Plan terminates in 2010.

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

In 2002, the Company's stockholders approved the Company's 2002 Stock Option Plan (the "2002 Plan"). The 2002 Plan authorizes the granting of common stock options to purchase up to 2,000,000 shares of Company common stock. All employees, directors, independent agents, consultants and attorneys of the Company, including those of the Company's subsidiaries, are eligible to be granted ISO's and NQSO's under the 2002 Plan. The 2002 Plan terminates in 2012.

In 2006, the Company's stockholders approved the Company's 2006 Equity Incentive Plan (the "2006 Plan"). The 2006 Plan authorizes the granting of common stock options to purchase up to 2,000,000 shares of Company common stock, of which note more than 500,000 shares may be granted as ISO’s. All employees, directors, independent agents, consultants and attorneys of the Company, including those of the Company's subsidiaries, are eligible to be granted NQSO's and other stock-based awards under the 2006 Plan, and employees are also eligible to be granted ISO’s under the 2006 Plan. No new awards may be granted under the Plan after July 2016.

The options that were granted under the Plans expire between five and ten years from the date of grant.

Summaries of the Company's stock options, warrants and performance related options activity, and related information for the Current Year, the Prior Year, and the 11-Month Prior Period follows:

	Weighted-Average
	Options	Exercise Price

Outstanding January 31, 2004	5,646,506	$2.29
Granted	1,455,000	2.72
Canceled	(512,700)	2.54
Exercised	(1,108,680)	1.61
Expired	(12,500)	1.94
Outstanding December 31, 2004	5,467,626	$2.52
Granted	2,905,501	7.10
Canceled	(142,500)	2.63
Exercised	(708,877)	2.14
Expired	(15,125)	0.74
Outstanding December 31, 2005	7,506,625	$4.31
Granted	43,000	16.99
Canceled	(17,750)	2.28
Exercised	(1,762,243)	4.55
Expired	-	-
Outstanding December 31, 2006	5,769,632	$4.35
Exercisable at December 31, 2006	5,646,964	$5.97

The weighted average contractual term (in years) of options outstanding as of December 31, 2006, 2005, and 2004, were 6.00, 7.03, and 6.70 respectively. The weighted average contractual term (in years) of options exercisable as of December 31, 2006, 2005, and 2004, were 5.97, 7.02, and 6.15 respectively.

The total fair value of options vested during the Current Year, Prior Year, and 11-month Prior Period, were $.02 million, $6.84 million, and $0.4 million, respectively.

Cash received from option exercise under all share-based payment arrangements for the Current Year, Prior Year, and 11-month Prior Period, was $4.0 million, $1.6 million, and $1.7 million respectively. No tax benefit was realized for the tax deductions from option exercise of the share-based payment arrangements because of the Company’s NOL’s. Total amount of tax benefits to be realized in the future is $7.0 million.

The aggregate intrinsic value is calculated as the difference between the market price of our common stock as of December 31, 2006 and the exercise price of the underlying options. During the Current Year, the Prior Year, and the 11-Month Prior Period, the aggregate intrinsic value of options exercised was $40.9 million, $5.7 million, and $4.2 million, respectively. During the Current Year, the Prior Year, and the 11-Month Prior Period, the aggregate intrinsic value of options exercisable was $84.9 million, $43.7 million, and $13.0 million, respectively. In addition, the aggregate intrinsic value of options outstanding was $86.8 million, $44.1 million, and $15.7 million for the Current Year, Prior Year, and 11-Month Prior Period, respectively.

	Weighted-Average
	Warrants	Exercise Price

Outstanding January 31, 2004	-	$-
Granted	-	-
Canceled	-	-
Exercised	-	-
Expired	-	-
Outstanding December 31, 2004	-	$-
Granted	1,275,000	6.56
Canceled	-	-
Exercised	-	-
Expired	-	-
Outstanding December 31, 2005	1,275,000	$6.56
Granted	654,110	11.53
Canceled	-	-
Exercised	(1,129,935)	6.29
Expired	-	-
Outstanding December 31, 2006	799,175	$11.02
Exercisable at December 31, 2006	467,508	$12.60

All warrants issued in connection with acquisitions are recorded at fair market value using the Black Scholes model and are recorded as part of purchase accounting. See Notes 4, 5, 6, 8 and 9.

Other warrants issued to non-employees are valued at fair market value using the Black Scholes model and are expensed over the vesting period.

The weighted average contractual term (in years) of warrants outstanding as of December 31, 2006 and 2005 were 8.87 and 9.03, respectively. The weighted average contractual term (in years) of warrants exercisable as of December 31, 2006 and 2005 were 8.83 and 9.17, respectively. There were no warrants outstanding as of December 31, 2004.

The fair value of warrants vested during the Current Year and Prior Year, were $8.4 million and $2.7 million, respectively. No warrants vested during the 11-Month Prior Period.

Cash received from warrants exercised under all share-based payment arrangements for the Current Year was $5.1 million.

Weighted-Average
	Performance Related Options	Exercise Price

Outstanding January 31, 2004	-	$-
Granted	-	-
Canceled	-	-
Exercised	-	-
Expired	-	-
Outstanding December 31, 2004	-	$-
Granted	1,200,000	8.81
Canceled	-	-
Exercised	-	-
Expired	-	-
Outstanding December 31, 2005	1,200,000	$8.81
Granted	-	-
Canceled	(1,200,000)	8.81
Exercised	-	-
Expired	-
Outstanding December 31, 2006	-	-

No performance related options were outstanding as of December 31, 2006, and 2004. The weighted average contractual term (in years) of performance related options outstanding at December 31, 2005, was 9.56. No performance related options were exercisable as of December 31, 2006, 2005, and 2004.

During the Current Year, the Prior Year, and the 11-Month Prior Period, the aggregate intrinsic value of performance related options outstanding was $0, $1.7 million, and $0, respectively. In addition, the aggregate intrinsic value of performance related options exercisable was $0 for the Current Year, the Prior Year, and the 11-Month Prior Period.

At December 31, 2006, December 31, 2005, and December 31, 2004, exercisable stock options totaled 5,646,964, 7,439,957, and 4,420,125, and had weighted average exercise prices of $4.27, $4.31, and $2.45 per share, respectively.

In the Current Year, the Company recorded approximately $432,000 in expense, with an estimated forfeiture rate of 3%, for options granted with a vesting term from the dates of grants through May 2010. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model. The key assumptions used in determining the fair value of the stock options awarded were: expected life for employees ranging from 3-5 years, expected life for non-employees ranging from 3-5 years, risk-free interest rate from 3.0-4.75%, expected volatility from 30-50%, and expected dividend yield of 0%. The Company considers the following factors when estimating the expected lives of options: vesting period of the award, expected volatility of the underlying stock, employees' historical exercise behavior and external data. The risk-free interest rate reflects the interest rate on zero-coupon U.S. government bonds available at the time each option was granted having a remaining life approximately equal to the option's expected life. When making assumptions on the expected volatilities, the Company considered the historical volatilities of the Company's common stock, the volatilities of its peers' stocks, as well as the judgment of the Company's management.

At December 31, 2006, 1,904,345, 1,597,334, 922,250, and 564,721 common shares were reserved for issuance on exercise of stock options under the 2006, 2002, 2001, and 2000 Stock Option Plan, respectively.

Restricted stock

Compensation cost for restricted stock is measured as the excess, if any, of the quoted market price of our stock at the date the common stock is issued over the amount the employee must pay to acquire the stock (which is generally zero). The compensation cost, net of projected forfeitures, is recognized over the period between the issue date and the date any restrictions lapse, with compensation cost for grants with a graded vesting schedule recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards. The restrictions do not affect voting and dividend rights.

        The following tables summarize information about unvested restricted stock transactions (shares in thousands):

	2006
	Shares	Weighted Average Grant Date Fair Value
Nonvested, January 1	-	-
Granted	95,655	$17.46
Vested	-	-
Forfeited	-	-

Non-vested, December 31	95,655	$17.46

The Company has awarded restricted shares of common stock to certain employees. The awards have restriction periods tied to employment and vest over a period of 2-3 years. The cost of the restricted stock awards, which is the fair market value on the date of grant net of estimated forfeitures, is expensed ratably over the vesting period. During the Current Year, the Company awarded 95,655 restricted shares with a vesting period of 2-3 years and a fair market value of approximately $1,671,000. As of December 31, 2006, no restricted stock grants had vested.

Unearned compensation expense related to restricted stock grants for the Current Year was approximately $250,000. An additional amount of $1.4 million is expected to be expensed evenly over a period of approximately 2-3 years.

Stockholder Rights Plan

In January 2000, the Company's Board of Directors adopted a stockholder rights plan. Under the plan, each stockholder of common stock received a dividend of one right for each share of the Company's outstanding common stock, entitling the holder to purchase one thousandth of a share of Series A Junior Participating Preferred Stock, par value, $0.01 per share of the Company, at an initial exercise price of $6.00. The rights become exercisable and will trade separately from the Common Stock ten business days after any person or group acquires 15% or more of the Common Stock, or ten business days after any person or group announces a tender offer for 15% or more of the outstanding Common Stock.

Stock Repurchase Program

On September 15, 1998, the Company's Board of Directors authorized the repurchase of up to two million shares of the Company's Common Stock, which was replaced with a new agreement on December 21, 2000, authorizing the repurchase of up to three million shares of the Company's Common Stock. In the Current Year and the Prior Year, no shares were repurchased in the open market.

14.  Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options. The difference between reported basic and diluted weighted-average common shares results from the assumption that all dilutive stock options outstanding were exercised and all convertible bonds have been converted into common stock. Diluted loss per share reflects, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options.

As of December 31, 2006, of the total potentially dilutive shares related to stock options, none were anti-dilutive, compared to 7.3 million of total 8.4 million as of December 31, 2005, and 2.1 million of total 5.7 million as of December 31, 2004.

15.  Commitments and Contingencies

Sweet Sportswear/Unzipped litigation

On August 5, 2004, the Company, along with its subsidiaries, Unzipped, Michael Caruso & Co., referred to as Caruso, and IP Holdings, collectively referred to as the plaintiffs, commenced a lawsuit in the Superior Court of California, Los Angeles County, against Unzipped's former manager, former supplier and former distributor, Sweet Sportswear, Azteca Production International, Inc., referred to as Azteca, and Apparel Distribution Services, LLC, referred to as ADS, and a principal of these entities and former member of our board of directors, Hubert Guez, collectively referred to as defendants. The Company is pursuing numerous causes of action against defendants, including breach of contact, breach of fiduciary duty, trademark infringement and others and is seeking damages in excess of $20 million. On March 10, 2005, Sweet Sportswear, Azteca and ADS, collectively referred to as cross-complainants, filed a cross-complaint against the Company claiming damages resulting from a variety of contractual breaches, among other things.

On January 22, 2007, the case commenced trial in the California Superior Court and the trial is still being conducted.

Bader/Unzipped litigation

On November 5, 2004, Unzipped commenced a lawsuit in the Supreme Court of New York, New York County, against Unzipped’s former president of sales, Gary Bader, alleging that Mr. Bader breached certain fiduciary duties owed to Unzipped as its president of sales, unfairly competed with Unzipped and tortiously interfered with Unzipped’s contractual relationships with its employees. On October 5, 2005, Unzipped amended its complaint to assert identical claims against Bader's company, Sportswear Mercenaries, Ltd. On October 14, 2005, Bader and Sportswear Mercenaries filed an answer containing counterclaims to Unzipped’s amended complaint, and a third-party complaint, which was dismissed in its entirety on June 9, 2006, except with respect to one remaining claim asserted against it, a claim that it failed to pay Bader and Sportswear Mercenaries $72,000 in commissions and bonuses. The Company intends to vigorously defend against such claim.

Redwood Shoe litigation

This litigation, which was commenced in January 2002, by Redwood Shoe Corporation (“Redwood”), one of the Company’s former buying agents of footwear, was dismissed with prejudice by the court on February 15, 2007, pursuant to an agreement in principle by the Company, Redwood, its affiliate, Mark Tucker, Inc. (“MTI”) and MTI’s principal, Mark Tucker, to settle the matter. The proposed settlement agreement provides for the Company to pay a total of $1.9 million to Redwood and MTI. The stipulation and order dismissing the action may be reopened should the settlement agreement not be finalized and consummated by all of the parties. The Company currently anticipates that the settlement agreement will be executed in the first quarter of 2007.

Bongo Apparel, Inc. litigation

On or about June 12, 2006, Bongo Apparel, Inc. (“BAI”), filed suit in the Supreme Court of the State of New York, County of New York, against the Company alleging certain breach of contract and other claims and seeks, among other things, damages of at least $25 million. The Company believes that, in addition to other defenses and counterclaims that it intends to assert, the claims in the lawsuit are the subject of a release and settlement agreement that was entered into by the parties in August 2005, and has moved to dismiss all claims. The motion is pending before the Court Additionally, on or about October 6, 2006, the Company and IP Holdings filed suit in the U.S. District Court for the Southern District of New York against BAI and its guarantor, TKO Apparel, Inc. In that complaint, the Company asserts various contract, tort and trademark claims that arose as a result of the failures of BAI with regard to the Bongo men’s jeanswear business and its wrongful conduct with regard to the Bongo women’s jeanswear business. The Company and IP Holdings are seeking monetary damages in an amount to be determined at trial and a permanent injunction with respect to the use of the Bongo mark.

Mossimo litigation

In April 2005, Mr. Mossimo Giannulli offered to acquire all of the outstanding publicly held common stock of Mossimo at a price of $4.00 per share. Following the announcement of such offer, six purported class action lawsuits were filed in the Court of Chancery of the State of Delaware seeking an injunction preventing the proposed acquisition of Mossimo by the Company and asserting that the Mossimo directors breached their fiduciary duties to the Mossimo stockholders. These six cases were consolidated. Although Mr. Giannulli subsequently withdrew his acquisition proposal, plaintiffs filed a first consolidated amended complaint in March 2006, in which they allege, among other things, that Mossimo and its board of directors breached their fiduciary duties and engaged in self-dealing in approving the merger agreement with the Company.

In addition, on April 12, 2006, a purported shareholder class action lawsuit was filed in the Superior Court of the State of California for the County of Los Angeles asserting similar claims against Mossimo and its directors with respect to the merger and seeking, among other relief, to enjoin the merger and rescind any agreements entered into in connection with the merger, and to recover costs, including attorney’s fees.

On September 27, 2006, Mr. Giannulli and other defendants entered into a memorandum of understanding with the Delaware plaintiffs to settle the Delaware action. The settlement was subject to the closing of the merger, the negotiation of a definitive stipulation of settlement and final approval by the Delaware Chancery Court. The terms of the memorandum of understanding provide that if the Company sells Mossimo or the Mossimo business prior to October 31, 2007 to an unaffiliated third party and if the consideration for such sale is greater than 120% of the amount paid to the Mossimo stockholders in the merger, 30% of that excess amount will be paid into a settlement fund to be administered and distributed by the plaintiffs’ lawyers under the supervision of the Delaware court. This additional amount, if it becomes due and distributable, will be paid to all persons who owned Mossimo stock, directly or indirectly, between April 12, 2005 and October 31, 2006, and will not constitute additional merger consideration. Mossimo also negotiated in good faith with the plaintiffs’ lead counsel concerning the amount of attorney fees and expenses to be paid by Mossimo or the Company, as its successor, and not to oppose such counsel’s application to the court of up to $800,000 in payment of such fees and expenses. In consideration of these terms, the parties agreed that they would fully and finally release and discharge all claims against each other. On December 4, 2006, the parties finalized the terms of the definitive settlement agreement and filed the same with the Delaware court. The Delaware court has entered an order directing the parties to issue a written notice to all Mossimo stockholders informing them, among other things, of the terms of the settlement and of their right to appear at a February 22, 2007 court hearing at which the Delaware court would consider whether the settlement is reasonable, adequate and in the best interest of the class. The Delaware court conducted the hearing on February 22, 2007 and on February 26, 2007, entered an order approving the settlement and dismissing the action with prejudice.

On October 27, 2006, Mr. Giannulli and other defendants also entered into a settlement letter with the California plaintiffs in the California action. Under the terms of this settlement, Mr. Giannulli and the other defendants have agreed to pay Plaintiffs’ counsel between $620,000 and $650,000. The California plaintiffs will be bound by the terms of the Delaware settlement once the settlement is approved by the Delaware Chancery Court and have agreed to file a request for dismissal with prejudice. As a result, if and when the settlement of the Delaware action is approved by the Delaware court and becomes effective, it will also bind the members of the purported class in the California litigation, rendering the California action moot. On March 1, 2007, the parties filed a stipulation with the California court dismissing the action with prejudice and requesting an order awarding Plaintiffs’ counsel between $620,000 and $650,000. The California court has scheduled a hearing on the stipulation for March 29, 2007.

Normal Course litigation

From time to time, the Company is also made a party to litigation incurred in the normal course of business. While any litigation has an element of uncertainty, the Company believes that the final outcome of any of these routine matters will not have a material effect on the Company’s financial position or future liquidity.

16. Related Party Transactions

On May 1, 2003, the Company granted Kenneth Cole Productions, Inc. the exclusive worldwide license to design, manufacture, sell, distribute and market footwear under its Bongo brand. The chief executive officer and chairman of Kenneth Cole Productions is Kenneth Cole, who is the brother of Neil Cole, the Company's Chief Executive Officer and President. During the Current Year, Prior Year and the 11-Month Prior Period, the Company received $1.3 million, $1.4 million and $1.1 million, respectively, in royalties from Kenneth Cole Productions.

The Candie's Foundation, a charitable foundation founded by Neil Cole for the purpose of raising national awareness about the consequences of teenage pregnancy, owed the Company $297 at December 31, 2006. The Candie's Foundation paid-off the entire borrowing from the Company in February 2007, although additional advance will be made as and when necessary. Mr. Cole's wife, Elizabeth Cole, was employed by the Candie's Foundation at an annualized salary of $80 until May 2005. She continues to perform services for the foundation but without compensation.

17. Operating Leases

Future net minimum lease payments under non-cancelable operating lease agreements as of December 31, 2006 are approximately as follows:

Year ending December 31, 2007	$532
Year ending December 31, 2008	132
Year ending December 31, 2009	66
Totals	$730

The leases require the Company to pay additional taxes on the properties, certain operating costs and contingent rents based on sales in excess of stated amounts.

Rent expense was approximately $749, $470, and $426 for Current Year, the Prior Year, and the 11-Months ending December 31, 2004 respectively. Contingent rent amounts have been immaterial for all periods.

18. Benefit and Incentive Compensation Plans and Other

The Company sponsors a 401(k) Savings Plan (the “Savings Plan”) which covers all eligible full-time employees. Participants may elect to make pretax contributions subject to applicable limits. At its discretion, the Company may contribute additional amounts to the Savings Plan. The Company had no contributions for the Current Year, Prior Year, and the 11-Months ending December 31, 2004.

19. Income Taxes

At December 31, 2006 the Company had available federal net operating losses carryforwards (“NOL's”) of approximately $56.7 million for income tax purposes, which expire in the years 2007 through 2025. Because of "ownership changes" (as defined in Section 382 of the Internal Revenue Code) occurring in previous fiscal years, the utilization of approximately $4.4 million of the net operating losses is limited to $602 per year and expires in 2007. The $4.4 million in net operating losses are expected to be utilized in 2006. The remaining $52.3 million is not subject to such limitation and expires in the years 2009 through 2025. As of December 31, 2006 the Company had available state and city NOL's totaling between $48.3 million and $88.1 million, substantially all of which expire in the years 2020 through 2025. Included in the Company's NOL's as of December 31, 2006 is $7.0 million from the exercises of stock options. The benefit from the utilization of this portion of the NOL will be recorded as a credit to additional paid in capital if and when the related deferred tax asset is determined to be realizable.

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, (“SFAS 109”) “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, management reviews both positive and negative evidence pursuant to the requirements of SFAS No. 109, including current and historical results of operations, the annual limitation on utilization of net operating loss carry forwards pursuant to Internal Revenue Code section 382, future income projections and the overall prospects of the Company's business. Based upon management's assessment of all available evidence, including the Company's completed transition into a licensing business, estimates of future profitability based on projected royalty revenues from its licensees, and the overall prospects of the Company's business, management concluded in the Current Year that it is more likely than not that a portion of previously unrecognized deferred income tax benefits will be realized. Accordingly, the Company reduced a portion of the related valuation allowance by $6.2 million in the Current Year and $5.1 million in the Prior Year. The Company reduced the valuation allowance an additional $2.4 million, in the Current Year, which was recorded as a credit to additional paid in capital for realization of deferred tax assets generated from exercise of stock options in prior years.

The income tax provision (benefit) for Federal and state income taxes in the consolidated income statements consists of the following:

	Year Ended December 31, 2006	Year Ended December 31, 2005	11-Months Ended December 31, 2004
Current:
Federal	$140	$97	$-
State	-	-	-
Total current	140	97	-

Deferred:
Federal	5,510	(4,274)	-
State	1,685	(858)	-
Total deferred	7,195	(5,132)	-

Total provision (benefit)	$7,335	$(5,035)	$-

The Company's effective income tax rate differs from the federal statutory rate primarily as a result of a decrease in the deferred tax valuation allowance in the years ended December 31, 2006 and 2005.  In the 11-Months ended December 31, 2004, the effective income tax rate differs from the federal statutory rate as a result of prior losses incurred being available to offset current year income for financial statement purposes. The valuation allowance decreased in the year ended December 31, 2006 as a result of an increase in the amount of the related deferred tax asset which management believes is more likely than not of realization.

The significant components of net deferred tax assets of the Company consist of the following:

	December 31,
	2006	2005
Net operating loss carryforwards	26,596	28,232
Receivable reserves	725	106
Depreciation	340	26
Intangibles	1,189	989
Contribution carryover	307	-
Accrued compensation and other	1,107	527
Total deferred tax assets	30,264	29,880
Valuation allowance	(13,662)	(14,186)
Net deferred tax assets	16,602	15,694

Trademarks and goodwill	(10,078)	(4,201)
Net deferred tax liabilities - acquisition	(44,168)
Total deferred tax liabilities	(54,246)	(4,201)
Total net deferred tax assets (liabilities)	$(37,644)	$11,493

Current portion of net deferred tax assets	$3,440	$3,716
Non current portion of net deferred assets (liabilities)	$(41,084)	$7,777

20. Segment Information

The Company has identified operating segments based on, among other things, the way the Company's management organizes the components of its business for purposes of allocating resources and assessing performance. Before the Prior Year, the Company's operations were comprised of two reportable segments: footwear/licensing and apparel. The footwear segment included Candie's footwear, Bongo footwear, private label footwear, retail store operations, and licensing. The apparel segment included Bongo jeanswear. Segment revenues were generated from the sale of footwear, apparel and accessories through wholesale channels and the Company's retail locations. The Company defined segment income as operating income before interest expense and income taxes.

Commencing in the Prior Year, the Company stopped reporting segment information under footwear/license and apparel operating segments since the Company has fully transitioned into a licensing business and the prior segment designations are no longer considered by management in evaluating operating performance. Summarized below are the Company's segment revenues, income (loss) and total assets by reportable segments for the 11-month Prior Year.

(000's omitted)	Footwear/Licensing	Apparel	Elimination	Consolidated

For the 11-Months ended December 31, 2004
Total revenues	$30,481	$38,499	$-	$68,980
Segment income	1,841	895	-	2,736
Interest expense				2,495
Income before income tax provision				$241

Capital additions	$24	$6	$-	$30
Depreciation and amortization expenses	$1,672	$465	$-	$2,137

21. Unaudited Consolidated Interim Financial Information

Unaudited interim consolidated financial information for the Current Year and the Prior Year is summarized as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands except per share data)
Current Year
Licensing and commission revenue	$13,269	$18,409	$22,113	$26,903
Operating income	7,898	10,880	15,409	19,486
Net income	7,357	8,345	7,946	8,853

Basic earnings per share	0.21	0.22	0.20	0.19
Diluted earnings per share	0.18	0.19	0.18	0.17

Prior Year
Licensing and commission revenue	4,300	4,287	9,205	12,364
Operating income	1,242	1,121	5,048	7,399
Net income	787	2,511	5,159	7,486

Basic earnings per share	0.03	0.09	0.16	0.21
Diluted earnings per share	0.03	0.08	0.14	0.19

22. Change in Fiscal Year End

As discussed in Note 1 - Summary of Significant Accounting Policies - effective in 2004, the Company's fiscal year end has changed from January 31 to December 31. Accordingly, the Company reported audited financial statements for the 11-Months ended December 31, 2004 in prior year's Form 10-K and financial statements for the 12 months ended December 31, 2005 in this Form 10-K. The following table provides certain unaudited financial information for the 12 months ended December 31, 2004.

12 months ended
December 31
2004

Net sales	$62,734
Licensing and commission revenue	11,327
Gross profit	22,375
Income before income taxes	231
Provision for income taxes	-
Net income	231
Basic earnings per share	$0.01
Diluted earning per share	$0.01

23.  Subsequent Events

Acquision of the Danskin ® Brand

On March 9, 2007, the Company completed its acquisition of the Danskin® brand and certain of the assets and rights related to the business of designing, marketing, licensing and/or managing the Danskin® brand. Danskin is a 125 year-old iconic brand of women's activewear, legwear, dancewear, yoga apparel and fitness equipment. The brand is sold through better department, specialty and sporting goods stores, and through freestanding Danskin boutiques and Danskin.com. Danskin also has a partnership with Wal-Mart Stores for its Danskin Now® brand of apparel and fitness equipment.

The purchase price for the Danskin assets was $70 million in cash, together with the assumption of certain liabilities and contingent additional consideration of up to $15 million based on certain criteria relating to the achievement of revenue and performance targets involving the licensing of the Danskin assets; all or a portion of the contingent consideration may be paid in shares of the Company’s common stock. The cash portion of the purchase price was self-funded from the Company's cash reserves. Upon the closing, the sellers delivered the Danskin assets to a subsidiary of the Company, which entered into a license agreement with Danskin relating to Danskin’s continued operation of its wholesale business and freestanding retail stores.

 Proposed Acquisition of the Rocawear® Brand

On March 6, 2007, the Company entered into an Assets Purchase Agreement with Rocawear Licensing LLC (“Rocawear”) and each of Shawn Carter (“Carter”), Arnold Bize and Naum Chernyavsky to purchase the Rocawear® brand and certain of the assets and rights related to the business of designing, marketing, licensing and/or managing the Rocawear brand. Rocawear is a leading lifestyle apparel brand sold through better department and specialty stores. As part of the transaction, Carter will enter into an Endorsement/Services Agreement pursuant to which Carter will oversee all product development, marketing and licensing for the Rocawear® brand. The Company will also separately enter into an equal ownership joint venture agreement with Carter to establish a new brand management and licensing company which will identify brands to be acquired and/or developed across a broad spectrum of consumer product categories, including the luxury brand “Shawn Carter Collection”.

The purchase price for the Rocawear assets will be $204 million in cash and additional contingent consideration of up to $35 million based on certain criteria relating to the achievement of revenue and performance targets involving the licensing of the Rocawear assets; all or a portion of the contingent consideration may be paid in shares of the Company’s common stock. The cash portion of the purchase price due at closing of the acquisition will be funded from proceeds of a loan made by one or more affiliates of Lehman Brothers Inc. Upon the closing, the seller will deliver the Rocawear assets to a subsidiary of the Company, which will enter into a license agreement with ROC Apparel LLC, relating to the continued operation of the Men’s Rocawear wholesale distribution business. The Company currently expects the transaction, which is subject to certain closing conditions, to close in March 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Iconix Brand Group, Inc.
New York, New York

The audits referred to in our report dated March 14, 2007, relating to the consolidated financial statements of Iconix Brand Group, Inc. and Subsidiaries, which is contained in Item 8 of the Form 10-K included the audits of the financial statement schedule listed in the accompanying index for the fiscal years ended December 31, 2006, December 31, 2005, and the 11-months ended December 31, 2004. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based upon our audits.

In our opinion the financial statement schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

March 14, 2007
New York, New York

S-1

Schedule II - Valuation and Qualifying Accounts
Iconix Brand Group, Inc. and Subsidiaries
(In thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period

Reserves and allowances deducted from asset accounts:

Accounts Receivables (a):

12 months ended December 31, 2006	$260	$1,373	$-	$1,633
12 months ended December 31, 2005	$-	$260	$-	$260
11-Months ended December 31, 2004	$-	$-	$-	$-

Due from Factor reserves (a):

12 months ended December 31, 2006	$-	$-	$-	$-
12 months ended December 31, 2005	$1,856	$360	$2,216	$-
11-Months ended December 31, 2004	$1,271	$1,099	$514	$1,856

Inventory reserves:

12 months ended December 31, 2006	$-	$-	$-	$-
12 months ended December 31, 2005	$2,252	$154	$2,406	$-
11-Months ended December 31, 2004	$4,094	$1,937	$3,779	$2,252

(a) These amounts include reserves for chargebacks, markdowns, co-op advertising allowances, and bad debts.

S-2