Form 10-Q
period 2007-03-31
ICONIX BRAND GROUP, INC.
filed 2007-05-08
CIK 857737

United States
Securities and Exchange Commission
Washington, D.C. 20549
____________________________________

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2007

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

Large accelerated filer ___  Accelerated filer _X_  Non-accelerated filer ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ___ No. _X_

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.001 Par Value - 56,652,955 shares as of May 4, 2007.

INDEX

FORM 10-Q

Iconix Brand Group, Inc. and Subsidiaries

Part I.  Financial Information
Item 1. FINANCIAL STATEMENTS

Iconix Brand Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except par value)

	March 31,	December 31,
	2007	2006
Assets	(unaudited)
Current Assets:
Cash (including restricted cash of $1,930 in 2007 and $4,268 in 2006)	$21,691	$77,840
Accounts receivable, net of reserve for doubtful accounts of $2,102 in 2007 and $1,633 in 2006	24,287	14,548
Due from affiliate	32	297
Promissory note receivable	1,000	1,000
Deferred income tax assets	15,949	3,440
Prepaid advertising and other	3,030	2,704
Total Current Assets	65,989	99,829
Property and equipment:
Furniture, fixtures and equipment	2,809	2,769
Less: Accumulated depreciation and amortization	(1,424)	(1,385)
	1,385	1,384
Other Assets:
Restricted cash	12,744	11,659
Goodwill	96,511	93,593
Trademarks and other intangibles, net	748,285	467,688
Deferred financing costs, net	7,099	3,355
Non-current deferred income tax assets	567	17,970
Other	5,269	5,574
	870,475	599,839
Total Assets	$937,849	$701,052

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$10,537	$7,043
Accounts payable, subject to litigation	4,886	4,886
Deferred revenue	5,332	1,644
Current portion of long-term debt	25,045	22,132
Total current liabilities	45,800	35,705

Deferred income taxes	61,150	59,054
Long-term debt, less current maturities	346,170	140,676
Long term deferred revenue	280	160
Total Liabilities	453,400	235,595

Contingencies and commitments

Stockholders' Equity
Common stock, $.001 par value - shares authorized 75,000; shares issued 56,416 and 56,227 respectively	57	57
Additional paid-in capital	475,126	468,881
Retained earnings (deficit)	9,933	(2,814)
Less: Treasury stock - 198 shares at cost	(667)	(667)
Total stockholders' equity	484,449	465,457
Total Liabilities and Stockholders' Equity	$937,849	$701,052

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Condensed Consolidated Income Statements - (Unaudited)
(in thousands, except earnings per share data)

	Three Months Ended March 31,
	2007	2006

Licensing and commission revenue	$30,841	$13,269

Selling, general and administrative expenses	7,719	4,667
Special charges	763	556

Operating income	22,359	8,046

Other expenses:
Interest expense	3,535	2,122
Interest income	(913)	(161)
Interest expense - net	2,622	1,961

Income before income taxes	19,737	6,085

Provision (benefit) for income taxes	6,990	(1,272)

Net income	$12,747	$7,357

Earnings per share:
Basic	$0.23	$0.21

Diluted	$0.21	$0.18

Weighted average number of common shares outstanding:
Basic	56,402	35,719

Diluted	61,243	41,169

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)

Three Months Ended March 31, 2007
(in thousands)

			Additional	Retained
	Common Stock		Paid - in	Earnings/	Treasury
	Shares	Amount	Capital	(Deficit)	Stock	Total
Balance at January 1, 2007	56,227	$57	$468,881	$(2,814)	$(667)	$465,457
Warrants issued to non-employee related to the acquisition of Danksin®	-	-	2,260	-	-	2,260
WarWarrants issued to non-employee related to the acquisition of Rocawear®	-	-	2,671	-	-	2,671
Common stock issued to non-employee related to the acquisition of Danskin®	13	-	241	-	-	241
Common stock issued to non-employee related to the acquisition of Rocawear®	12	-	255	-	-	255
Exercise of stock options and warrants	164	-	643	-	-	643
Stock option compensation	-	-	82	-	-	82
Amortization in connection with restricted stock	-	-	277	-	-	277
Expenses related to the issuance of new stock	-	-	(184)	-	-	(184)
Net income	-	-	-	12,747	-	12,747
Balance at March 31, 2007	56,416	$57	$475,126	$9,933	$(667)	$484,449

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(Unaudited)

(in thousands)	Three Months Ended March 31,
	2007	2006

Cash flows from operating activities:
Net income	$12,747	$7,357
Depreciation of property and equipment	39	47
Amortization of intangibles	903	315
Amortization of deferred financing costs	165	148
Loss on sale of marketable securities	-	93
Provision for doubtful accounts	469	(25)
Stock option compensation	359	40
Accrued interest on long-term debt	60	59
Deferred income tax benefit (liability)	6,990	(1,356)
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(10,208)	(3,419)
Due from affiliate	265	165
Prepaid advertising and other	(776)	244
Other assets	305	(164)
Deferred revenue	3,808	(3,668)
Accounts payable and accrued expenses	(11)	(551)
Net cash provided by (used in) operating activities	15,115	(715)
Cash flows from investing activities:
Purchases of fixed assets	(40)	(476)
Purchase of marketable securities	-	(167)
Acquisition of Danskin	(70,799)	-
Acquisition of Rocawear	(204,233)	-
Purchase of trademarks	-	(223)
Net cash used in investing activities	(275,072)	(866)
Cash flows from financing activities:
Proceeds from long-term debt	212,500	-
Proceeds from exercise of stock options and warrants	643	297
Payment of expenses related to equity offering	(184)	-
Payment of long-term debt	(4,151)	(2,242)
Deferred financing costs	(3,915)	-
Restricted cash - Current	2,338	3,556
Restricted cash - Non Current	(1,085)	(404)
Net cash provided by financing activities	206,146	1,207
Net decrease in cash and cash equivalents	(53,811)	(374)
Cash and cash equivalents, beginning of period	73,572	7,593
Cash and cash equivalents, end of period	$19,761	$7,219

Balance of restricted cash - Current	1,930	538
Total cash and cash equivalents including current restricted cash, end of period	$21,691	$7,757

Supplemental disclosure of cash flow information:

	Three Months Ended March 31,
	2007	2006

Cash paid during the period:
Interest	$3,375	$1,853

Taxes	$291	$-

Supplemental disclosures of non-cash investing activities:

	Three Months Ended March 31,
	2007	2006

Acquisitions of Danskin and Rocawear:
Common stock issued	$496	$-
Warrants issued - acquisition cost	$4,931	$-

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2007

NOTE A   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of Iconix Brand Group, Inc. ("Company", "we", "us", or "our"), all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007 (“Current Quarter”) are not necessarily indicative of the results that may be expected for a full fiscal year.

Impairment losses are recognized for long-lived assets, including certain intangibles, used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are not sufficient to recover the assets' carrying amount. Impairment losses are measured by comparing the fair value of the assets to their carrying amount.

Certain prior year amounts have been reclassified to conform with the current year’s presentation.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2006.

NOTE B   ACQUISITION OF DANSKIN

On March 9, 2007, the Company completed its acquisition of the Danskin® brand and certain of the assets and rights related to the business of designing, marketing, licensing and/or managing the Danskin® brand. Danskin is a 125 year-old iconic brand of women's activewear, legwear, dancewear, yoga apparel and fitness equipment. The brand is sold through better department, specialty and sporting goods stores, and through freestanding Danskin boutiques and Danskin.com. Danskin also has a license with Wal-Mart Stores for its Danskin Now® brand of apparel and fitness equipment.

The purchase price for the acquisition was $70 million in cash and contingent additional consideration of up to $15 million based on certain criteria relating to the achievement of revenue and performance targets involving the licensing of the Danskin brand; all or a portion of which may be paid, at the Company’s discretion, in shares of the Company's common stock. The cash portion of the purchase price was self-funded from the Company's cash reserves. Upon the closing, a subsidiary of the Company entered into a license agreement with Danskin, Inc. relating to Danskin's continued operation of its wholesale business and freestanding retail stores using the assets acquired by the Company in the acquisition

(000's omitted except share information)
Total cash paid at closing to sellers		$70,000
Fair value of 12,500 shares of $.001 par value common stock, at $19.33 fair market value per share issued as a cost of the acquisition	$241
Fair value of 30,000 warrants ($20.18 exercise price) issued as a cost of the acquisition	284
Fair value of 133,334 warrants ($8.81 exercise price) issued as a cost of the acquisition	1,976
Total equity consideration		2,501
Other estimated costs of the merger		1,782
Total		$74,283

The purchase price was allocated to the estimated fair value of the assets acquired as follows:

Trademarks	$71,700
License agreements	1,700
Goodwill	883
Total allocated purchase price	$74,283

The Danskin trademark has been determined by management to have an indefinite useful life and accordingly, consistent with FAS 142, no amortization will be recorded in the Company's consolidated income statements. The licensing contracts are being amortized on a straight-line basis over the remaining contractual period of approximately 3-5 years. The goodwill of approximately $0.9 million is subject to a test for impairment on an annual basis. Any adjustments resulting from the finalization of the purchase price allocations will affect the amounts assigned to goodwill.

NOTE C   ACQUISITION OF ROCAWEAR AND UNAUDITED PROFORMA INFORMATION

On March 30, 2007, the Company completed its acquisition of the Rocawear® brand and certain of the assets and rights related to the business of designing, marketing, licensing and/or managing the Rocawear® brand of Rocawear Licensing LLC (“RLC”).

The purchase price for the acquisition was $204 million in cash and contingent additional consideration of up to $35 million based on certain criteria relating to the achievement of revenue and performance targets involving the licensing of the Rocawear assets all of which would be paid in shares of the Company's common stock. The cash portion of the purchase price was funded from the Company's credit agreement with Lehman Brothers Inc. and Lehman Commercial Paper Inc., which consists of a term loan facility in an aggregate principal amount of $212.5 million. For further details on this credit agreement, see Note D. Upon the closing, a subsidiary of the Company entered into a license agreement, expiring in March 2012, with Roc Apparel, LLC (“Roc Apparel”), an affiliate of RLC, in which it granted Roc Apparel the exclusive right to use the Rocawear Assets in connection with the design, manufacture, market and sale of men's wearing apparel products in the United States, its territories and possessions and military installations throughout the world. Further, the Company has committed an amount of $5.0 million to fund its investment in a limited liability company which will operate as a brand management and licensing company to identify brands to be acquired across a broad spectrum of consumer product categories. To date, the investment has not been funded.

(000's omitted except share information)
Cash paid at closing to sellers		$204,000
Fair value of 12,500 shares of $.001 par value common stock, at $20.40 fair market value per share issued as a cost of acquisition	255
Fair value of 55,000 warrants ($20.40 exercise price) issued as a cost of the acquisition	562
Fair value of 133,334 warrants ($8.81 exercise price) issued as a cost of the acquisition	2,109
Total equity consideration		2,926
Other estimated costs of the merger		3,208
Total		$210,134

The purchase price was allocated to the estimated fair value of the assets acquired as follows:

(000's omitted)

Trademarks	$200,000
License agreements	5,100
Non-compete agreement	3,000
Goodwill	2,034
Total	$210,134

The Rocawear trademark has been determined by management to have an indefinite useful life and accordingly, consistent with FAS 142, no amortization will be recorded in the Company's consolidated income statements. The licensing contracts are being amortized on a straight-line basis over the remaining contractual period of approximately 4 years. The goodwill of approximately $2.0 million is subject to a test for impairment on an annual basis. Any adjustments resulting from the finalization of the purchase price allocations will affect the amounts assigned to goodwill.

The following unaudited pro-forma information presents a summary of the Company's consolidated results of operations as if the 2006 acquisitions of Mossimo, Inc. ("Mossimo") and the Mudd, and Ocean Pacific brands and certain related assets, and the 2007 acquisitions of the Danskin and Rocawear brands and certain related assets (See Notes B and C) and their related financing had occurred on January 1, 2006. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on January 1, 2006, or which may result in the future.

(000’s omitted except per share data)
	Three months ended 3/31/2007	Three months ended 3/31/2006
Licensing and commission revenue	$43,627	$35,716
Operating income	$31,448	$15,889
Net Income	$16,061	$6,493

Basic earnings per common share	$0.28	$0.15
Diluted earnings per common share	$0.26	$0.14

NOTE D   DEBT ARRANGEMENTS

 Asset-Backed Notes

The financing for certain of the Company's acquisitions has been accomplished through private placements by its subsidiary, IP Holdings LLC ("IP Holdings") of Asset-Backed Notes secured by intellectual property assets (trade names, trademarks, license agreements and payments and proceeds with respect thereto relating to the Candies, Bongo, Joe Boxer, Rampage, Mudd and London Fog brands) of IP Holdings. At March 31, 2007, the balance of the Asset-Backed Notes was $151.7 million.

Cash on hand in the bank account of IP Holdings is restricted at any point in time up to the amount of the next debt principal and interest payment required under the Asset-Backed Notes. Accordingly, $1.9 million and $4.3 million as of March 31, 2007 and December 31, 2006, respectively, have been disclosed as restricted cash within the Company's current assets. Further, in connection with IP Holdings' issuance of Asset Backed Notes, a reserve account has been established and the funds on deposit in such account will be applied to the last principal payment with respect to the Asset Backed Notes. Accordingly, $12.7 million and $11.7 million as of March 31, 2007 and December 31, 2006, respectively, have been disclosed as restricted cash within the Company's other assets.

Interest rates and terms on the outstanding principal amount of the Asset-Backed Notes as of March 31, 2007 are as follows: $53.4 million principal amount bears interest at a fixed interest rate of 8.45% with a 6-year term, $23.7 million principal amount bears interest at a fixed rate of 8.12% with a 6- year term, and $74.6 million principal amount bears interest at a fixed rate of 8.99% with a 6 ½ year term.

Neither the Company nor any of its subsidiaries (other than IP Holdings) is obligated to make any payment with respect to the Asset-Backed Notes, and the assets of the Company and its subsidiaries (other than IP Holdings) are not available to IP Holdings' creditors. The assets of IP Holdings are not available to the creditors of the Company or its subsidiaries (other than IP Holdings).

The Kmart Note

In connection with the acquisition of the Joe Boxer brand in July, 2005, the Company assumed a promissory note, dated August 13, 2001 in the amount of $10.8 million that originated with the execution of the Kmart License by the former owners of the Joe Boxer brand.   The note provides for interest at 5.12% and is payable in three (3) equal annual installments, on a self-liquidating basis, on the last day of each year commencing on December 31, 2005 and continuing through December 31, 2007.  Payments due under the note may be off-set against any royalties owed under the Kmart License.  As of March 31, 2007, the outstanding balance of the note was $3.8 million. The note may be pre-paid without penalty.

Term Loan Facility

In connection with the acquisition of the Rocawear brand, the Company entered into a $212.5 million credit agreement (the “Credit Agreement” or “Term Loan Facility”) with Lehman Brothers Inc. and Lehman Commercial Paper Inc. (“LCPI”). The Company pledged to LCPI 100% of the capital stock owned by the Company in OP Holdings and Management Corporation, a Delaware corporation (“OPHM”), and Studio Holdings and Management Corporation, a Delaware corporation (“SHM”). The Company's obligations under the Credit Agreement are guaranteed by OPHM, SHM, OP Holdings LLC, a Delaware limited liability company (“OP Holdings”) and Studio IP Holdings LLC ("Studio IP Holdings"). The guarantees are secured by a pledge to LCPI of, among other things, the Ocean Pacific, Danskin and Rocawear trademarks and related intellectual property assets, license agreements and proceeds therefrom. The loan under the Credit Agreement currently bears interest at a variable rate equal to the three-month LIBOR plus 2.25% per annum, with principal payable in equal quarterly installments in annual aggregate amounts equal to 1.00% of the initial aggregate principal amount of the loan, with any remaining unpaid principal balance to be due on March 30, 2013. The interest rate as of March 31, 2007 was 7.35%. The $212.5 million in proceeds from the Credit Agreement was used by us as follows: $204.0 million was used to pay the cash portion of the initial consideration for the acquisition of the Rocawear brand; approximately $0.2 million was used to pay the costs associated with the acquisition; $2.7 million will be used to pay additional costs associated with the acquisition; and $3.9 million was used to pay costs associated with the loan financing. The costs of $3.9 million in financing charges relating to the Term Loan Facility have been deferred and are being amortized over the life of the loan, using the effective interest method. The remaining cash will be invested by the Company to fund its investment in the limited liability company which will develop the “Shawn Carter Collection”. See Note C.

Debt Maturities

(In 000’s)

The Company's debt maturities are the following:

	Total	2007	2008	2009	2010	2011	thereafter
Due to Sweet	$3,230	$-	$-	$-	$-	$3,230	$-
Kmart Note	3,781	3,781	-	-	-	-	-
Asset backed notes	151,704	19,139	20,849	22,711	24,740	26,950	37,315
Credit Agreement	212,500	2,125	2,125	2,125	2,125	2,125	201,875
Total Debt	$371,215	$25,045	$22,974	$24,836	$26,865	$32,305	$239,190

NOTE E - UNZIPPED APPAREL, LLC (“UNZIPPED”)

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

Acquisition:

On April 23, 2002, the Company acquired the remaining 50% interest in Unzipped from Sweet for a purchase price of three million shares of the Company's common stock and $11 million in debt evidenced by the 8% Senior Subordinated Note due in 2012 (“Sweet Note”). See Note I. In connection with the acquisition of Unzipped, the Company filed a registration statement with the Securities and Exchange Commission ("SEC") for the three million shares of the Company's common stock issued to Sweet, which was declared effective by the SEC on July 29, 2003.

Related Party Transactions:

Prior to August 5, 2004, Unzipped was managed by Sweet pursuant to a management agreement (the “Management Agreement”). Unzipped also had a supply agreement with Azteca Productions International, Inc. ("Azteca") and a distribution agreement with Apparel Distribution Services, LLC ("ADS"). All of these entities are owned or controlled by Hubert Guez.

On August 5, 2004, Unzipped terminated the Management Agreement with Sweet, the supply agreement with Azteca and the distribution agreement with ADS and commenced a lawsuit against Sweet, Azteca, ADS and Hubert Guez. See Note I.

There were no transactions with these related parties during the three months ending March 31, 2007.

At March 31, 2007, the Company included in accounts payable subject to litigation amounts due to Azteca and ADS $847,000 and $2,261,000 respectively. These amounts, however, were in dispute in the litigation at March 31, 2007. See Note I.

NOTE F - SPECIAL CHARGES

Special charges consist of professional fees related to the Unzipped litigation (See Note I)

NOTE G - STOCKHOLDERS’ EQUITY

Public Offering

On December 13, 2006 the Company completed a public offering of common stock pursuant to registration statements that were declared effective by the SEC. All 10,784,750 shares of common stock offered in the final prospectus were sold at $18.75 per share. Net proceeds from the offering amounted to approximately $189.5 million.

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

The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

Three months ended
March 31,
2007
Expected Volatility	.30-.50
Expected Dividend Yield	0%
Expected Life (Term)	3-5 years
Risk-Free Interest Rate	3.00-4.75%

The options that were granted under the Company's existing stock option and equity incentive plans expire between five and ten years from the date of grant.

Summaries of the Company's stock option and warrant activity and related information for the Current Quarter follows:

	Weighted-Average
	Options	Exercise Price
Outstanding December 31, 2006	5,769,632	$4.35
Granted
Canceled	-	-
Exercised	(80,500)	7.36
Expired	-	-
Outstanding March 31, 2007	5,689,132	$4.30
Exercisable at March 31, 2007	5,566,464	$4.22

	Weighted-Average
	Warrants	Exercise Price
Outstanding December 31, 2006	799,175	$11.02
Granted	80,000	20.32
Canceled	-	-
Exercised	(255,750)	15.77
Expired	-	-
Outstanding March 31, 2007	623,425	$10.27
Exercisable at March 31, 2007	558,425	$10.45

All warrants issued in connection with acquisitions are recorded at fair market value using the Black Scholes model and are recorded as part of purchase accounting. See Notes B and C.

Other warrants issued to non-employees are valued at fair market value using the Black Scholes model and are expensed over the vesting period.

At March 31, 2007, 1,904,345, 1,597,334, 922,250, and 564,721 shares of common stock were reserved for issuance on exercise of stock options under the Company's 2006 Equity Incentive Plan and its 2002, 2001, and 2000 Stock Option Plans, respectively.

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

The Company has from time to time awarded restricted shares of common stock to certain employees. The awards have restriction periods tied to employment and vest over a period of 2-5 years. The cost of the restricted stock awards, which is the fair market value on the date of grant net of estimated forfeitures, is expensed ratably over the vesting period. During the three months ended March 31, 2007, the Company did not award any restricted shares. As of March 31, 2007, no restricted stock grants had vested.

Unearned compensation expense related to restricted stock grants for the three months ended March 31, 2007 was approximately $276,000. An additional amount of $1.1 million is expected to be expensed evenly over a period of approximately 2-3 years.

NOTE H - EARNINGS PER SHARE

Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options. The difference between reported basic and diluted weighted-average common shares results from the assumption that all dilutive stock options and warrants outstanding were exercised. Diluted loss per share reflects, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options.

As of March 31, 2007 of the total potentially dilutive shares related to stock options, none were anti-dilutive.

NOTE I - COMMITMENTS AND CONTINGENCIES

Sweet Sportswear/Unzipped litigation

On August 5, 2004, the Company, along with its subsidiaries, Unzipped, Michael Caruso & Co., referred to as Caruso, and IP Holdings, collectively referred to as the plaintiffs, commenced a lawsuit in the Superior Court of California, Los Angeles County, against Unzipped's former manager, former supplier and former distributor, Sweet, Azteca and ADS, and a principal of these entities and former member of our board of directors, Hubert Guez, collectively referred to as defendants. The Company is pursuing numerous causes of action against defendants, including breach of contact, breach of fiduciary duty, trademark infringement and others and is seeking damages in excess of $20 million. On March 10, 2005, Sweet, Azteca and ADS, collectively referred to as cross-complainants, filed a cross-complaint against the Company claiming damages resulting from a variety of alleged contractual breaches, among other things.

On April 10, 2007, the jury returned a verdict of approximately $45 million in favor of the Company and its subsidiaries, finding in favor of the Company and its subsidiaries on every claim that they pursued, and against the defendants on every counterclaim asserted. Additionally, the jury found that all of the defendants acted with malice, fraud or oppression with regard to each of the tort claims asserted by the Company and its subsidiaries, and on April 16, 2007, awarded plaintiffs $5 million in punitive damages against Mr. Guez personally. On May 9, 2007, the Court is expected to determine whether the Company and its subsidiaries should be awarded treble damages arising from defendants’ infringement of plaintiffs’ federally registered Bongo® trademarks, and in the upcoming months the Company and its subsidiaries will request that the Court award them, pursuant to various contractual and statutory fee-shifting provisions, certain fees, expenses and costs incurred in connection with this litigation.

The Company and its subsidiaries intend to vigorously pursue collection of the judgments against the defendants, upon the entry of such judgments by the Court. The defendants have the right to appeal the judgments, but should be required to post an appropriate bond to secure the judgments and to stay execution proceedings.

Bader/Unzipped litigation

On November 5, 2004, Unzipped commenced a lawsuit in the Supreme Court of New York, New York County, against Unzipped's former president of sales, Gary Bader, alleging that Mr. Bader breached certain fiduciary duties owed to Unzipped as its president of sales, unfairly competed with Unzipped and tortiously interfered with Unzipped's contractual relationships with its employees. On October 5, 2005, Unzipped amended its complaint to assert identical claims against Bader's company, Sportswear Mercenaries, Ltd. On October 14, 2005, Bader and Sportswear Mercenaries filed an answer containing counterclaims to Unzipped's amended complaint, and a third-party complaint, which was dismissed in its entirety on June 9, 2006, except with respect to one remaining claim asserted against it, a claim that it failed to pay Bader and Sportswear Mercenaries $72,000 in commissions and bonuses. The Company intends to vigorously defend against such claim.

Redwood Shoe litigation

This litigation, which was commenced in January 2002, by Redwood Shoe Corporation (“Redwood”), one of the Company's former buying agents of footwear, was dismissed with prejudice by the court on February 15, 2007, pursuant to an agreement in principle by the Company, Redwood, its affiliate, Mark Tucker, Inc. (“MTI”) and MTI's principal, Mark Tucker, to settle the matter. The proposed settlement agreement provides for the Company to pay a total of $1.9 million to Redwood and MTI. The stipulation and order dismissing the action may be reopened should the settlement agreement not be finalized and consummated by all of the parties. The Company is awaiting receipt of the signed Settlement Agreement from the other parties.

Bongo Apparel, Inc. litigation

On or about June 12, 2006, Bongo Apparel, Inc. (“BAI”), filed suit in the Supreme Court of the State of New York, County of New York, against the Company alleging certain breaches of contract and other claims and seeks, among other things, damages of at least $25 million. The Company believes that, in addition to other defenses and counterclaims that it intends to assert, the claims in the lawsuit are the subject of a release and settlement agreement that was entered into by the parties in August 2005, and has moved to dismiss almost all claims. In response to the motion to dismiss, BAI made a cross-motion for partial summary judgment on some of its claims. The motion and cross-motion are pending before the Court.

Additionally, on or about October 6, 2006, the Company and IP Holdings filed suit in the U.S. District Court for the Southern District of New York against BAI and its guarantor, TKO Apparel, Inc. In that complaint, the Company asserts various contract, tort and trademark claims that arose as a result of the failures of BAI with regard to the Bongo men's jeans wear business and its wrongful conduct with regard to the Bongo women's jeans wear business. The Company and IP Holdings are seeking monetary damages in an amount in excess of $10 million and a permanent injunction with respect to the use of the Bongo mark. The District Court denied TKO Apparel, Inc.’s motion to dismiss the federal court action. Currently, a stay of the District Court proceedings is in place.

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

In addition, on April 12, 2006, a purported shareholder class action lawsuit was filed in the Superior Court of the State of California for the County of Los Angeles asserting similar claims against Mossimo and its directors with respect to the merger and seeking, among other relief, to enjoin the merger and rescind any agreements entered into in connection with the merger, and to recover costs, including attorney's fees.

On September 27, 2006, Mr. Giannulli and other defendants entered into a memorandum of understanding with the Delaware plaintiffs to settle the Delaware action which was approved by the Delaware Chancery Court on February 26, 2007. The settlement agreement provides that if the Company sells Mossimo or the Mossimo business prior to October 31, 2007 to an unaffiliated third party and if the consideration for such sale is greater than 120% of the amount paid to the Mossimo stockholders in the merger, 30% of that excess amount will be paid into a settlement fund to be administered and distributed by the plaintiffs' lawyers under the supervision of the Delaware court. This additional amount, if it becomes due and distributable, will be paid to all persons who owned Mossimo stock, directly or indirectly, between April 12, 2005 and October 31, 2006, and will not constitute additional merger consideration. Mossimo also negotiated in good faith with the plaintiffs' lead counsel concerning the amount of attorney fees and expenses to be paid by Mossimo or the Company, as its successor, and not to oppose such counsel's application to the court of up to $800,000 in payment of such fees and expenses. In consideration of these terms, the parties agreed that they would fully and finally release and discharge all claims against each other.

On October 27, 2006, Mr. Giannulli and other defendants also entered into a settlement letter with the California plaintiffs in the California action. Under the terms of this settlement, Mr. Giannulli and the other defendants have agreed to pay Plaintiffs' counsel between $620,000 and $650,000. The California plaintiffs will be bound by the terms of the Delaware settlement once the settlement is approved by the Delaware Chancery Court and have agreed to file a request for dismissal with prejudice. As a result, if and when the settlement of the Delaware action is approved by the Delaware court and becomes effective, it will also bind the members of the purported class in the California litigation, rendering the California action moot. On March 1, 2007, the parties filed a stipulation with the California court dismissing the action with prejudice and requesting an order awarding Plaintiffs' counsel between $620,000 and $650,000. On March 13, 2007, the California court entered an order approving the settlement, dismissing the action with prejudice, and awarding Plaintiff's counsel $650,000.

The Company received an insurance payment of $700,000 in connection with the above mentioned litigations.

Normal course litigation

From time to time, the Company is also made a party to litigation incurred in the normal course of business. While any litigation has an element of uncertainty, the Company believes that the final outcome of any of these routine matters will not have a material effect on the Company's financial position or future liquidity.

NOTE J - RELATED PARTY TRANSACTIONS

On May 1, 2003, the Company granted Kenneth Cole Productions, Inc. the exclusive worldwide license to design, manufacture, sell, distribute and market footwear under its Bongo brand. The chief executive officer and chairman of Kenneth Cole Productions is Kenneth Cole, who is the brother of Neil Cole, the Company's Chief Executive Officer and President. During the three months ended March 31, 2007 and 2006, the Company received $271,000 and $350,000, respectively, in royalties from Kenneth Cole Productions.

The Candie's Foundation, a charitable foundation founded by Neil Cole for the purpose of raising national awareness about the consequences of teenage pregnancy, owed the Company $32,000 and $297,000 at March 31, 2007 and December 31, 2006, respectively.

NOTE K - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, (“SFAS 109”) “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, management reviews both positive and negative evidence pursuant to the requirements of SFAS No. 109, including current and historical results of operations, the annual limitation on utilization of net operating loss carry forwards pursuant to Internal Revenue Code section 382, future income projections and the overall prospects of the Company's business. Based upon management's assessment of all available evidence, including the Company's completed transition into a licensing business, estimates of future profitability based on projected royalty revenues from its licensees, and the overall prospects of the Company's business, management is of the opinion that the Company will be able to utilize the deferred tax assets in the foreseeable future, and as such do not anticipate requiring a further valuation allowance. Based on current estimates of pre-tax income for the year ending December 31, 2007, the management anticipates a net income tax expense for this year.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, and disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, we adopted FIN 48 beginning January 1, 2007. The implementation of FIN 48 did not have a significant impact on our financial position or results of operations. The total unrecognized tax benefit was $780,000 at the date of adoption. However, the liability is not recognized for accounting purposes because the related deferred tax asset has been fully reserved in prior year.

We recognize interest and penalties related to uncertain tax positions in income tax expense which were zero for the three months ended March 31, 2007.

The Company is subject to taxation in the US and various state and local jurisdictions. The Company remains subject to examination by US Federal and state tax authorities for tax years 2003 through 2006.

NOTE L   RECENT ACCOUNTING STANDARDS

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

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Asset and Financial Liability: Including an amendment to FASB Statement No. 115” (“SFAS 159”). The standard permits all entities to elect to measure certain financial instruments and other items at fair value with changes in fair value reported in earnings. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The adoption of SFAS No. 159 is not expected to have a material impact on our results of operations or our financial position.

NOTE M   SUBSEQUENT EVENTS -

On April 11, 2007, the Company announced that the jury had returned a favorable verdict in the litigation entitled Unzipped Apparel, LLC. et al. v. Sweet Sportswear, LLC., et al. commenced by the Company and certain of its subsidiaries in August 2004 in the Superior Court of California, Los Angeles County. A description of the litigation is contained in the Company's 2006 Form 10-K and certain of its other SEC reports. See Note I.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995. The statements that are not historical facts contained in this report are forward looking statements that involve a number of known and unknown risks, uncertainties and other factors, all of which are difficult or impossible to predict and many of which are beyond the control of the Company, which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. These risks are detailed in the Company's Form 10-K for the fiscal year ended December 31, 2006 and other SEC filings. The words "believe", "anticipate," "expect", "confident", "project", provide "guidance" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date the statement was made.

Executive Summary. The Company is a brand management company engaged in licensing, marketing and providing trend direction for a diversified and growing consumer brand portfolio. The Company's brands are sold across every major segment of retail distribution, from luxury to mass. As of March 31, 2007, the Company owned 11 iconic consumer brands: Candie's, Bongo, Badgley Mischka, Joe Boxer, Rampage, Mudd, London Fog, Mossimo, Ocean Pacific, Danskin, and Rocawear. The Company licenses its brands worldwide through over 150 retail and wholesale licenses for use in connection with a broad variety of product categories, including women's, men's and children's apparel, footwear and accessories, home furnishings and beauty and fragrance. The Company's business model allows it to focus on its core competencies of marketing and managing brands without some of the risks and investment requirements associated with a more traditional operating company. Its licensing agreements with leading retail and wholesale partners throughout the world provide the Company with a predictable stream of guaranteed minimum royalties.

The Company's growth strategy is focused on increasing licensing revenue from its existing portfolio of brands through adding new product categories, expanding its brands' retail penetration and optimizing the sales of its licensees. The Company will also seek to continue the international expansion of its brands by partnering with leading licensees throughout the world. Finally, the Company believes it will continue to acquire iconic consumer brands with an applicability to a wide range of merchandise categories and an ability to further diversify its brand portfolio.

Results of Operations

For the three months ended March 31, 2007

Revenue. Revenue for the Current Quarter increased to $30.8 million, from $13.3 million in the three months ended March 31, 2006, (“Prior Year Quarter”). The largest driver of the growth of $17.5 million was revenue from the acquisitions of Mossimo and the Mudd, London Fog, Ocean Pacific and Danskin brands and certain related assets during the last 12 months and therefore were not included in the Prior Year Quarter’s revenue. Rocawear was acquired on March 30, 2007, and therefore had no impact on the Current Quarter.

Operating Expenses. Selling, general and administrative (“SG&A”) expenses totaled $7.7 million in the Current Quarter compared to $4.7 million in the Prior Year Quarter, an increase of $3.0 million. The increase in SG&A expense was primarily related to increased advertising obligations relating to the growth in licensing revenue and additional operating and advertising expenses relating to new acquisitions not included in the Prior Year Quarter, together accounting for approximately $2.4 million. Further, in the Current Quarter the Company recorded an additional $469,000 reserve against its accounts receivables primarily relating to one licensee's non-payment that is currently in dispute with the Company, compared to no reserve recorded in the Prior Year Quarter. For the Current Quarter and Prior Year Quarter, the Company's special charges included $763,000 and $556,000 respectively, incurred by the Company relating to litigation involving Unzipped. See Note F of Notes to Unaudited Condensed Consolidated Financial Statements.

Operating Income for the Current Quarter increased to $22.4 million, or approximately 73% of total revenue compared to $8.0 million or approximately 61% of total revenue in the Prior Year Quarter.

Net Interest Expense. Net Interest expense increased by $0.6 million in the Current Quarter to $2.6 million, compared to $2.0 million in the Prior Year Quarter. This increase was due primarily to an increase in the Company's debt through financing arrangements in connection with the acquisitions of Mudd and London Fog. See Notes B and C of Notes to Unaudited Condensed Consolidated Financial Statements. A total of $913,000 in interest income for the Current Quarter partially offset the increase in interest expense, compared to $161,000 offset in the Prior Year Quarter.

Provision (Benefit) for Income Taxes. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, (“SFAS 109”) “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, management reviews both positive and negative evidence pursuant to the requirements of SFAS No. 109, including current and historical results of operations, the annual limitation on utilization of net operating loss carry forwards pursuant to Internal Revenue Code section 382, future income projections and the overall prospects of the Company's business. The effective income tax rate for the Current Quarter is approximately 35% resulting in the $7.0 million income tax expense as compared to the $1.3 million income tax benefit for the Prior Quarter due primarily from a reduction in the Company's valuation allowance. There was no comparable reduction of the Company's valuation allowance in the Current Quarter.

Net income. The Company's net income was $12.7 million in the Current Quarter, compared to net income of $7.4 million in the Prior Year Quarter, as a result of the factors discussed above.

Liquidity and Capital Resources

Liquidity

Our principal capital requirements have been to fund acquisitions, working capital needs, and to a lesser extent capital expenditures. We have historically relied on internally generated funds to finance our operations and our primary source of capital needs for acquisition have been the issuance of debt and equity securities. At March 31, 2007 and December 31, 2006, our cash totaled $21.7 million and $77.8 million, respectively, including restricted cash of $1.9 million and $4.3 million, respectively.

We believe that cash from future operations as well as currently available cash will be sufficient to satisfy our anticipated working capital requirements for the foreseeable future. We intend to continue financing our brand acquisitions through some combination of cash from operations, bank financing and the issuance of additional equity and/or debt securities. The Company funded the acquisition of Danskin from its cash reserves. The Rocawear acquisition has been funded from the proceeds of a loan under the Company's $212.5 million Term Loan Facility, entered into with Lehman Brothers Inc. and Lehman Commercial Paper Inc. on March 30, 2007 which was amended and restated on May 2, 2007. We have limited ability, however, to secure additional indebtedness with our existing assets due to certain provisions of IP Holdings' existing Asset-Backed Notes, in addition to certain provisions of the Term Loan Facility. The note issued by the Company under the Term Loan Facility currently bears interest at a variable rate equal to the three-month LIBOR plus 2.25% per annum, with principal payable in equal quarterly installments in annual aggregate amounts equal to 1.00% of the initial aggregate principal amount of the Term Loan Facility, with any remaining unpaid principal balance to be due on March 30, 2013 . See Note D of Notes to Condensed Consolidated Financial Statements.

Changes in Working Capital

At March 31, 2007 and December 31, 2006 the working capital ratio (current assets to current liabilities) was 1.4 to 1 and 2.8 to 1 respectively. The reasons for this decrease in the ratio were the decrease in cash and cash equivalents on hand which decreased from $77.8 million at December 31, 2006 to $21.7 million at March 31, 2007 as a result of cash paid for the acquisition of the Danskin brand, partially offset by the increase in accounts receivable from $14.5 million at December 31, 2006, to $24.3 million at March 31, 2007, which also was a direct result of the new acquisitions, and the increase in the current portion of deferred income tax assets from $3.4 million at December 31, 2006, to $15.9 million at March 31, 2007.

Operating Activities

Net cash provided by operating activities totaled $15.1 million in the Current Quarter, as compared to $0.7 million of net cash used in operations in the Prior Year Quarter. Cash provided by operating activities in the Current Quarter was increased primarily due to net income of $12.7 million, an increase of $3.8 million in deferred revenues, and a decrease of $7.0 million in deferred income tax benefits, offset primarily by an increase of $10.2 million in accounts receivable. The Company continues to rely upon cash generated from licensing and commission operations to finance its operations. Further, the Company believes that such cash from operations will be sufficient to satisfy its anticipated working capital requirements for the foreseeable future.

Investing Activities

Net cash used in investing activities in the Current Quarter totaled $275.1 million, as compared to $0.9 million in the Prior Year Quarter. In the Current Quarter, the Company paid $70.8 million in cash for certain assets relating to the Danskin brand and $204.2 million in cash for certain assets relating to the Rocawear brand. See Notes B & C of Notes to Unaudited Condensed Consolidated Financial Statements. Capital expenditures in the Current Quarter were $40,000, compared to $476,000 in capital expenditures in the Prior Year Quarter. Capital expenditures in the Current Quarter were primarily attributable to the purchase of computers and software in the ordinary course of business.

Financing Activities

Net cash provided by financing activities was $206.1 million in the Current Quarter, compared with $1.2 million in the Prior Year Quarter. Of the $206.1 million in net cash provided by financing activities, $212.5 million was provided from the net proceeds of the issuance of the term loan facility, and $0.6 million from proceeds in connection with the exercise of stock options. This was offset by $4.2 million used for principal payments related to the Asset-Backed Notes, $1.1 million in cash placed in a non-current reserve account, and $3.9 in financing costs which have been deferred to be amortized over the remaining life of the Term Loan Facility. In the Prior Year Quarter, approximately $2.2 million was used for principal payments related to Asset-Backed Notes.

Other Matters

Summary of Critical Accounting Policies.

The Unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and items have been eliminated in consolidation. The Company acquired the Danskin brand on March 9, 2007 and the Rocawear brand on March 30, 2007. All acquisitions have been accounted for using purchase price accounting. The purchase method of accounting requires that the total purchase price of an acquisition be allocated to the assets acquired and liabilities assumed based on their fair values on the date of the business acquisition. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. See Notes B and C. of Notes to Unaudited Condensed Consolidated Financial Statements.

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

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets,” which changes the accounting for goodwill and other intangible assets without determinable lives from an amortization method to an impairment-only approach. The Candie's and Bongo trademarks had previously been amortized on a straight-line basis over their estimated useful lives of approximately 20 years. Effective July 1, 2005 the Company had a change in estimate of the useful lives of both the Candie's and Bongo trademarks to indefinite life. As of March 31, 2007, the net book value of the Candie's and Bongo trademarks totaled $14.3 million. Impairment losses are recognized for long-lived assets, including certain intangibles, used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are not sufficient to recover the assets' carrying amount. Impairment losses are measured by comparing the fair value of the assets to their carrying amount.

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

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, (“SFAS 109”) “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, management reviews both positive and negative evidence pursuant to the requirements of SFAS No. 109, including current and historical results of operations, the annual limitation on utilization of net operating loss carry forwards pursuant to Internal Revenue Code section 382, future income projections and the overall prospects of the Company's business. Based upon management's assessment of all available evidence, including the Company's completed transition into a licensing business, estimates of future profitability based on projected royalty revenues from its licensees, and the overall prospects of the Company's business, management concluded in the three months ended March 31, 2007 that it is more likely than not that the net deferred income tax asset recorded as of March 31, 2007 will be realized.

Seasonal and Quarterly Fluctuations.

The majority of the products manufactured and sold under the Company's brands and licenses are for apparel, accessories and footwear, which sales vary as a result of holidays, weather, and the timing of product shipments. Accordingly, a portion of the Company's revenue from its licensees, particularly from those mature licensees that are performing and actual sales royalties exceed minimum royalties, is subject to seasonal fluctuations. The results of operations in any quarter therefore will not necessarily be indicative of the results that may be achieved for a full fiscal year or any future quarter.

Other Factors

We continue to seek to expand and diversify the types of licensed products being produced under our various brands, as well as diversify the distribution channels within which licensed products are sold, in an effort to reduce dependence on any particular retailer, consumer or market sector. The success of our company, however, will still remain largely dependent on our ability to build and maintain brand awareness and contract with and retain key licensees and on our licensees' ability to accurately predict upcoming fashion trends within their respective customer bases and fulfill the product requirements of their particular retail channels within the global marketplace. Unanticipated changes in consumer fashion preferences, slowdowns in the U.S. economy, changes in the prices of supplies, consolidation of retail establishments, and other factors noted in the Risk Factors section of this report and in our annual report on Form 10-K for the Year ended December 31, 2006, could adversely affect our licensees' ability to meet and/or exceed their contractual commitments to us and thereby adversely affect our future operating results.

Effects of Inflation. The Company does not believe that the relatively moderate rates of inflation experienced over the past few years in the United States, where it primarily competes, have had a significant effect on its revenues or profitability.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in the Company’s financial instruments represents the potential loss in earnings or cash flows arising from adverse changes in interest rates. We manage this exposure through regular operating and financing activities when deemed appropriate.

The primary interest rate exposures on floating rate financing arrangements are with respect to short-term interest rates. The Company had approximately $212.5 million in variable rate credit facilities at March 31, 2007.

Item 4. Controls and Procedures

The Company maintains “disclosure controls and procedures”, as such term is defined under Rule 13a-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”), that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, the Company's management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and the Company's management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company has carried out an evaluation, as of the end of period covered by this report, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon the management's evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in ensuring that material information relating to the Company that is required to be disclosed in the Company's Exchange Act reports is made known to the Chief Executive Officer and Chief Financial Officer by others within the Company in a timely manner.

There have been no significant changes in the Company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. Other Information

Item 1. Legal Proceedings

See Note I and M of Notes to Condensed Consolidated Financial Statements.

Item 1A. Risk Factors.

In addition to the risk factors disclosed in Part 1, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2006 (other than the risk relating to the California state court litigation which has recently been decided in our favor), and the additional risks related to an increase in our total consolidated debt and increases in our goodwill and other intangible assets during the quarter ended March 31, 2007 due to our acquisitions of the Danskin ® and Rocawear ® brands, set forth below are certain factors that have affected, and in the future could affect, our operations or financial condition. We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could impact our operations. The risks described below and in our Annual Report on Form 10-K for the year ended December 31, 2006 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our financial condition and/or operating results.

Our existing and future debt obligations could impair our liquidity and financial condition, and in the event we are unable to meet our debt obligations we could lose title to our trademarks.

As of March 31, 2007, we had consolidated net debt of approximately $371 million, primarily all of which was incurred in connection with our acquisition activities. We may also assume or incur additional debt, including secured debt, in the future in connection with, or to fund, future acquisitions. Our debt obligations:

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

While we believe that by virtue of the guaranteed minimum royalty payments due to us under our licenses we will generate sufficient revenues from our licensing operations to satisfy our obligations for the foreseeable future, in the event that we were to fail in the future to make any required payment under agreements governing our indebtedness or fail to comply with the financial and operating covenants contained in those agreements, we would be in default regarding that indebtedness. A debt default could significantly diminish the market value and marketability of our common stock and could result in the acceleration of the payment obligations under all or a portion of our consolidated indebtedness. In the case of IP Holdings' asset-backed notes, it would also enable the holders of such notes to foreclose on the assets securing such notes, including the Candie's, Bongo, Joe Boxer, Rampage, Mudd, and London Fog trademarks.

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

As of March 31, 2007, goodwill represented approximately $97 million, or 10% of our total assets, and other intangible assets represented approximately $748 million, or 80% of our total assets. Under Statement of Financial Accounting Standard No. 142, or SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and indefinite life intangible assets, including some of our trademarks, are no longer amortized, but instead are subject to impairment evaluation based on related estimated fair values, with such testing to be done at least annually. While, to date, no impairment write-downs have been necessary, any write-down of goodwill or intangible assets resulting from future periodic evaluations would, as applicable, either decrease our net income or increase our net loss and those decreases or increases could be material.

A substantial portion of our licensing revenue is concentrated with a limited number of retailers such that the loss of any of such licensees could decrease our revenue and impair our cash flows.

Our licenses with Target, Kohl's and Kmart Corporation, were our three largest licenses during the 3 months ended March 31, 2007, representing approximately 45% of our total revenue for such period. Our license agreement with Kohl's grants it the exclusive U.S. license with respect to the Candie's trademark for a wide variety of product categories for an initial term expiring in January 2011; our license agreement with Kmart grants it the exclusive U.S. license with respect to the Joe Boxer trademark for a wide variety of product categories for a term expiring in December 2010; and our license agreement with Target grants it the exclusive U.S. license with respect to the Mossimo trademark for substantially all Mossimo-branded products for an initial term expiring in January 2010. Because we are dependent on these licensees for a significant portion of our licensing revenue, if any of them were to have financial difficulties affecting its ability to make guaranteed payments, or if any of these licensees decides not to renew or extend its existing agreement with us, our revenue and cash flows could be reduced substantially. In addition, as of September 2006, Kmart had not approached the sales levels of Joe Boxer products needed to trigger royalty payments in excess of its guaranteed minimums since 2004, and, as a result, when we entered into the current license agreement with Kmart in September 2006 expanding its scope to include Sears stores and extending its term from December 2007 to December 2010, we agreed to reduce its guaranteed annual royalty minimums by approximately half, as a result of which our revenues from this license, at least for the short term, will likely be substantially reduced.

Item 6. Exhibits

2.1*+	Assets Purchase Agreement dated as of February 21, 2007 by and among the Registrant, Danskin, Inc. and Danskin Now, Inc. (1)

2.2*	Asset Purchase Agreement dated March 6, 2007 by and among the Registrant, Rocawear Licensing LLC and Arnold Bize, Shawn Carter and Naum Chernyavsky. (2)

10.1	Registration Rights Agreement dated as of March 9, 2007 by and between the Registrant and Danskin, Inc. (1)

10.2	Registration Rights Agreement dated March 30, 2007 by and between the Registrant and Rocawear Licensing LLC. (2)

10.3*	Credit Agreement dated March 30, 2007 by and among the Registrant, Lehman Brothers Inc., as Arranger, and Lehman Commercial Paper Inc., as Lender, as Syndication Agent and as Administrative Agent.(2)

10.4
Amended and Restated Credit Agreement dated as of May 2, 2007 by and among the Registrant, Lehman Brothers Inc., as Arranger, and Lehman Commercial Paper Inc., as Lender, as Syndication Agent and as Administrative Agent.(3)

31.1	Certification of Chief Executive Officer Pursuant To Rule 13a-14 or 15d-14 of The Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant To Rule 13a-14 or 15d-14 of The Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002.
_______
(1)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated March 9, 2007 and incorporated by reference herein.
(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated March 30, 2007 and incorporated by reference herein.
(3)	Filed as an exhibit to the Company's Current Report on Form 8-K for the event dated May 1, 2007 and incorporated by reference herein.
*
The Registrant has omitted certain schedules and exhibits pursuant to Item 601(b)(2) of Regulation S-K and shall furnish supplementally to the Securities and Exchange Commission (the “SEC”), copies of any of the omitted schedules and exhibits upon request by the SEC.

+
Portions of this document have been omitted and have been filed separately with the SEC pursuant to a request for confidential treatment, which was made under Rule 24b-2 of the Securities Exchange Act of 1934.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Iconix Brand Group, Inc.
(Registrant)

Date: May 7, 2007	/s/ Neil Cole
Neil Cole
Chairman of the Board, President
and Chief Executive Officer
(on Behalf of the Registrant)

Date: May 7, 2007	/s/ Warren Clamen
Warren Clamen
Chief Financial Officer