Form 10-Q
period 2007-06-30
ICONIX BRAND GROUP, INC.
filed 2007-08-08
CIK 857737

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2007

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act):

Large accelerated filer ☐  Accelerated filer ☒  Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No. ☒

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.001 Par Value - 56,771,087 shares as of August 6, 2007.

INDEX

FORM 10-Q

Iconix Brand Group, Inc. and Subsidiaries

Part I.  Financial Information
Item 1. FINANCIAL STATEMENTS

Iconix Brand Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except par value)

	June 30,	December 31,
	2007	2006
Assets	(unaudited)
Current Assets:
Cash and cash equivalents (including restricted cash of $1,029 in 2007 and $4,268 in 2006)	$277,281	$77,840
Accounts receivable, net of reserve for doubtful accounts of $2,581 in 2007 and $1,633 in 2006	23,292	14,548
Due from affiliate	190	297
Promissory note receivable	1,000	1,000
Deferred income tax assets	11,545	3,440
Prepaid advertising and other	5,479	2,704
Total Current Assets	318,787	99,829
Property and equipment:
Furniture, fixtures and equipment	2,809	2,769
Less: Accumulated depreciation and amortization	(1,463)	(1,385)
	1,346	1,384
Other Assets:
Restricted cash	13,828	11,659
Goodwill	96,511	93,593
Trademarks and other intangibles, net	746,908	467,688
Deferred financing costs, net	7,847	3,355
Non-current deferred income tax assets	27,933	17,970
Other	4,966	5,574
	897,993	599,839
Total Assets	$1,218,126	$701,052

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$6,957	$7,043
Accounts payable, subject to litigation	4,886	4,886
Deferred revenue	4,325	1,644
Current portion of long-term debt	25,459	22,132
Total current liabilities	41,627	35,705

Deferred income taxes	65,433	59,054
Long-term debt, less current maturities	621,660	140,676
Long term deferred revenue	400	160
Total Liabilities	729,120	235,595

Contingencies and commitments

Stockholders' Equity
Common stock, $.001 par value - shares authorized 75,000; shares issued 56,771 and 56,227 respectively	57	57
Additional paid-in capital	464,894	468,881
Retained earnings (deficit)	24,722	(2,814)
Less: Treasury stock - 198 shares at cost	(667)	(667)
Total stockholders' equity	489,006	465,457
Total Liabilities and Stockholders' Equity	$1,218,126	$701,052

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Income Statements
(in thousands, except earnings per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Licensing and commission revenue	$39,071	$18,409	$69,912	$31,678

Selling, general and administrative expenses	9,011	6,817	16,730	11,501
Special charges	331	712	1,094	1,268

Operating income	29,729	10,880	52,088	18,909

Other expenses:
Interest expense	7,872	3,073	11,407	5,178
Interest income	(959)	(191)	(1,872)	(352)
Interest expense - net	6,913	2,882	9,535	4,826

Income before income taxes	22,816	7,998	42,553	14,083

Provision (benefit) for income taxes	8,027	(347)	15,017	(1,619)

Net income	$14,789	$8,345	$27,536	$15,702

Earnings per share:
Basic	$0.26	$0.22	$0.49	$0.42

Diluted	$0.24	$0.19	$0.45	$0.37

Weighted average number of common shares outstanding:
Basic	56,625	38,680	56,451	37,208

Diluted	61,364	44,712	61,241	42,872

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statement of Stockholders' Equity

Six Months Ended June 30, 2007
(in thousands)

			Additional	Retained
	Common Stock		Paid - in	Earnings/	Treasury
	Shares	Amount	Capital	(Deficit)	Stock	Total
Balance at January 1, 2007	56,227	$57	$468,881	$(2,814)	$(667)	$465,457
Warrants issued to non-employee related to the acquisition of Danksin®	-	-	2,260	-	-	2,260
Warrants issued to non-employee related to the acquisition of Rocawear®	-	-	2,671	-	-	2,671
Common stock issued to non-employee related to the acquisition of Danksin®	13	-	241	-	-	241
Common stock issued to non-employee related to the acquisition of Rocawear®	12	-	255	-	-	255
Exercise of stock options and warrants	505	-	1,130	-	-	1,130
Stock option compensation	-	-	135	-	-	135
Tax benefit of stock option exercise	-	-	928	-	-	928
Amortization in connection with restricted stock	14	-	684	-	-	684
Expenses related to common stock issuance	-	-	(184)	-	-	(184)
Net cost of hedge on convertible note	-	-	(12,107)	-	-	(12,107)
Net income	-	-	-	27,536	-	27,536
Balance at June 30, 2007	56,771	$57	$464,894	$24,722	$(667)	$489,006

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)	Six Months Ended June 30,
	2007	2006

Cash flows from operating activities:
Net income	$27,536	$15,702
Depreciation of property and equipment	78	101
Amortization of intangibles	2,388	816
Amortization of deferred financing costs	497	295
Loss on sale of marketable securities	-	166
Provision for doubtful accounts	1,137	625
Stock option compensation	819	89
Accrued interest on long-term debt	95	58
Deferred income tax provision (benefit)	15,017	(4,147)
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(9,881)	(5,339)
Due from affiliate	107	(26)
Prepaid advertising and other	(3,225)	(187)
Other assets	608	232
Deferred revenue	2,921	(2,137)
Accounts payable and accrued expenses	(1,703)	1,558
Net cash provided by operating activities	36,394	7,806
Cash flows from investing activities:
Purchases of property and equipment	(40)	(558)
Purchase of marketable securities	-	(78)
Acquisition of Mudd	-	(45,785)
Acquisition of Danskin	(71,035)	-
Acquisition of Rocawear	(205,534)	-
Purchase of trademarks	(110)	(829)
Net cash used in investing activities	(276,719)	(47,250)
Cash flows from financing activities:
Proceeds from long-term debt	531,022	49,000
Payment for purchase of convertible note hedge	(76,303)	-
Proceeds from exercise of stock options and warrants	1,130	931
Payment of long-term debt	(9,315)	(4,528)
Payment of expenses related to common stock issuance	(184)	-
Deferred financing costs	(4,415)	(490)
Restricted cash - Current	3,239	(4,909)
Restricted cash - Non Current	(2,169)	(3,564)
Net cash provided by financing activities	443,005	36,440
Net increase (decrease) in cash and cash equivalents	202,680	(3,004)
Cash and cash equivalents, beginning of period	73,572	7,593
Cash and cash equivalents, end of period	$276,252	$4,589

Balance of restricted cash - Current	1,029	9,003
Total cash and cash equivalents including current restricted cash, end of period	$277,281	$13,592

Supplemental disclosure of cash flow information:

	Six Months Ended June 30,
	2007	2006

Cash paid during the period:
Interest	$10,694	$4,157

Taxes	$1,136	$-

Supplemental disclosures of non-cash investing and financing activities:

	Six Months Ended June 30,
	2007	2006

Acquisitions:
Common stock issued	$496	$47,862
Warrants issued - acquisition cost	$4,931	$4,596

Issuance of promissory note	$-	$750

Net cost of hedge on convertible note	$12,107	$-

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Unaudited)
June 30, 2007

NOTE A   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of Iconix Brand Group, Inc. ("Company", "we", "us", or "our"), all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months (“Current Quarter”) and six months (“Current Six Months”) ended June 30, 2007 are not necessarily indicative of the results that may be expected for a full fiscal year.

Impairment losses are recognized for long-lived assets, including certain intangibles, used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are not sufficient to recover the assets' carrying amount. Impairment losses are measured by comparing the fair value of the assets to their carrying amount.

Certain prior year amounts have been reclassified to conform to the current year's presentation.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

NOTE B   ACQUISITION OF DANSKIN

On March 9, 2007, the Company completed its acquisition of the Danskin brands and certain of the assets and rights related to the business of designing, marketing, licensing and/or managing the Danskin brands of Danskin, Inc. and Danskin Now, Inc.. Danskin is a 125 year-old iconic brand of women's activewear, legwear, dancewear, yoga apparel and fitness equipment. The brand is sold through better department, specialty and sporting goods stores, and directly by Danskin, Inc. through freestanding Danskin boutiques and Danskin.com. In connection with the acquisition, we also acquired Danskin Now, Inc.’s license of the Danskin Now® brand of apparel and fitness equipment to Wal-Mart Stores.

The purchase price for the acquisition was $70 million in cash and contingent additional consideration of up to $15 million based on certain criteria relating to the achievement of revenue and performance targets involving the licensing of the Danskin brand, all or a portion of which contingent consideration, if earned, may be paid in shares of the Company's common stock. The cash portion of the purchase price was self-funded from the Company's cash reserves. Upon the closing, a subsidiary of the Company entered into a license agreement with Danskin, Inc. relating to Danskin's continued operation of its wholesale business and freestanding retail stores under the Danskin marks acquired by the Company in the acquisition.

(000's omitted except share information)
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

The Danskin trademark has been determined by management to have an indefinite useful life and accordingly, consistent with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), no amortization will be recorded in the Company's consolidated income statements. The licensing contracts are being amortized on a straight-line basis over the remaining contractual period of approximately 3 to 5 years. The goodwill is subject to a test for impairment on an annual basis. Any adjustments resulting from the finalization of the purchase price allocations will affect the amount assigned to goodwill.

NOTE C   ACQUISITION OF ROCAWEAR AND UNAUDITED PROFORMA INFORMATION

On March 30, 2007, the Company completed its acquisition of the Rocawear brand and certain of the assets and rights related to the business of designing, marketing, licensing and/or managing the Rocawear brand.

The purchase price for the acquisition was $204 million in cash and contingent additional consideration of up to $35 million based on certain criteria relating to the achievement of revenue and performance targets involving the licensing of the Rocawear assets, all of which contingent consideration, if earned, is to be paid in shares of the Company's common stock. The cash portion of the purchase price was funded from the Company's credit agreement with Lehman Brothers Inc. and Lehman Commercial Paper Inc., which consists of a term loan facility in an aggregate principal amount of $212.5 million. For further details on this credit agreement, see Note D. Upon the closing, a subsidiary of the Company entered into a license agreement, expiring in March 2012, with Roc Apparel, LLC (“Roc Apparel”), an affiliate of Rocawear Licensing LLC (“RLC”), in which it granted Roc Apparel the exclusive right to use the Rocawear assets in connection with the design, manufacture, market and sale of men's wearing apparel products in the United States, its territories and possessions and military installations throughout the world. Further, upon closing, the Company committed an amount of $5.0 million to fund its investment in a limited liability company which will operate as a brand management and licensing company to identify brands to be acquired across a broad spectrum of consumer product categories. To date, the investment has not been funded.

(000's omitted except share information)
Cash paid at closing to sellers		$204,000
Fair value of 12,500 shares of $.001 par value common stock, at $20.40 fair market value per share issued as a cost of acquisition	255
Fair value of 55,000 warrants ($20.40 exercise price) issued as a cost of the acquisition	562
Fair value of 133,334 warrants ($8.81 exercise price) issued as a cost of the acquisition	2,109
Total equity consideration		2,926
Other estimated costs of the merger		3,208
Total		$210,134

The purchase price was allocated to the estimated fair value of the assets acquired as follows:

(000's omitted)

Trademarks	$200,000
License agreements	5,100
Non-compete agreement	3,000
Goodwill	2,034
Total allocated purchase price	$210,134

The Rocawear trademark has been determined by management to have an indefinite useful life and accordingly, consistent with FAS 142, no amortization will be recorded in the Company's consolidated income statements. The licensing contracts are being amortized on a straight-line basis over the remaining contractual period of approximately 4 years. The goodwill is subject to a test for impairment on an annual basis. Any adjustments resulting from the finalization of the purchase price allocations will affect the amount assigned to goodwill.

The following unaudited pro-forma information presents a summary of the Company's consolidated results of operations as if the 2006 acquisitions of Mossimo, Inc. ("Mossimo") and the Mudd®, and Ocean Pacific® brands and certain related assets, and the 2007 acquisitions of the Danskin (see Note B) and Rocawear brands and certain related assets and their related financings had occurred on January 1, 2006. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on January 1, 2006, or which may result in the future.

(000's omitted except share information)
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Licensing revenues	$39,071	$38,092	$82,698	$73,808
Operating income	$29,729	$18,928	$61,177	$34,817
Net income	$14,789	$7,232	$30,850	$13,725

Basic earnings per common share	$0.26	$0.17	$0.55	$0.32
Diluted earnings per common share	$0.24	$0.15	$0.50	$0.28

NOTE D   DEBT ARRANGEMENTS

 Asset-Backed Notes

The financing for certain of the Company's acquisitions has been accomplished through private placements by its subsidiary, IP Holdings LLC ("IP Holdings") of Asset-Backed Notes secured by intellectual property assets (trade names, trademarks, license agreements and payments and proceeds with respect thereto relating to the Candies, Bongo, Joe Boxer, Rampage, Mudd and London Fog brands) of IP Holdings. At June 30, 2007, the balance of the Asset-Backed Notes was $147.1 million.

Cash on hand in the bank account of IP Holdings is restricted at any point in time up to the amount of the next debt principal and interest payment required under the Asset-Backed Notes. Accordingly, $1.0 million and $4.3 million as of June 30, 2007 and December 31, 2006, respectively, have been disclosed as restricted cash within the Company's current assets. Further, in connection with IP Holdings' issuance of Asset Backed Notes, a reserve account has been established and the funds on deposit in such account will be applied to the last principal payment with respect to the Asset Backed Notes. Accordingly, $13.8 million and $11.7 million as of June 30, 2007 and December 31, 2006, respectively, have been disclosed as restricted cash within the other assets on the Company's balance sheets.

Interest rates and terms on the outstanding principal amount of the Asset-Backed Notes as of June 30, 2007 are as follows: $51.7 million principal amount bears interest at a fixed interest rate of 8.45% with a six year term, $22.9 million principal amount bears interest at a fixed rate of 8.12% with a six year term, and $72.4 million principal amount bears interest at a fixed rate of 8.99% with a six and a half year term.

Neither the Company nor any of its subsidiaries (other than IP Holdings) is obligated to make any payment with respect to the Asset-Backed Notes, and the assets of the Company and its subsidiaries (other than IP Holdings) are not available to IP Holdings' creditors. The assets of IP Holdings are not available to the creditors of the Company or its subsidiaries (other than IP Holdings).

The Kmart Note

In connection with the acquisition of the Joe Boxer® brand in July 2005, the Company assumed a promissory note, dated August 13, 2001 in the amount of $10.8 million that originated with the execution of the Kmart License by the former owners of the Joe Boxer brand.   The note provides for interest at 5.12% and is payable in three (3) equal annual installments, on a self-liquidating basis, on the last day of each year commencing on December 31, 2005 and continuing through December 31, 2007.  Payments due under the note may be off-set against any royalties owed under the Kmart License.  As of June 30, 2007, the outstanding balance of the note was $3.8 million. The note may be pre-paid without penalty.

Term Loan Facility

In connection with the acquisition of the Rocawear brand, in March 2007, the Company entered into a $212.5 million credit agreement (the “Credit Agreement” or “Term Loan Facility”) with Lehman Brothers Inc. and Lehman Commercial Paper Inc. (“LCPI”). The Company pledged to LCPI 100% of the capital stock owned by the Company in OP Holdings and Management Corporation, a Delaware corporation (“OPHM”), and Studio Holdings and Management Corporation, a Delaware corporation (“SHM”). The Company's obligations under the Credit Agreement are guaranteed by each of OPHM and SHM, as well as by two of its other subsidiaries,OP Holdings LLC, a Delaware limited liability company (“OP Holdings”), and Studio IP Holdings LLC, a Delaware limited liability company ("Studio IP Holdings"). The guarantees are secured by a pledge to LCPI of, among other things, the Ocean Pacific, Danskin and Rocawear trademarks and related intellectual property assets, license agreements and proceeds therefrom. The loan under the Credit Agreement currently bears interest at a variable rate equal to the three-month LIBOR plus 2.25% per annum, with principal payable in equal quarterly installments in annual aggregate amounts equal to 1.00% of the initial aggregate principal amount of the loan, with any remaining unpaid principal balance to be due on March 30, 2013. The interest rate as of June 30, 2007 was 7.61%. At June 30, 2007, the balance of the Term Loan Facility was $212.0 million. The $212.5 million in proceeds from the Credit Agreement was used by us as follows: $204.0 million was used to pay the cash portion of the initial consideration for the acquisition of the Rocawear brand; approximately $0.2 million was used to pay the costs associated with the acquisition; $2.7 million will be used to pay additional costs associated with the acquisition; and $3.9 million was used to pay costs associated with the Term Loan Facility. The costs of $3.9 million in financing charges relating to the Term Loan Facility have been deferred and are being amortized over the life of the loan, using the effective interest method. The remaining cash will be invested by the Company to fund its investment in the limited liability company which will operate as a brand management and licensing company to identify brands to be acquired across a broad spectrum of consumer product categories. See Note C.

Convertible Senior Subordinated Notes

On June 20, 2007, the Company completed the sale of $287.5 million principal amount of the Company's 1.875% convertible senior subordinated notes due 2012 (the “Convertible Notes”) in a private offering to certain institutional investors. The net proceeds received by the Company from the offering were approximately $281.0 million.

The Convertible Notes bear interest at an annual rate of 1.875%, payable semi-annually in arrears on June 30 and December 31 of each year, beginning December 31, 2007. The Convertible Notes will be convertible into cash and, if applicable, shares of the Company’s common stock based on a conversion rate of 36.2845 shares of the Company’s common stock, subject to customary adjustments, per $1,000 principal amount of the Convertible Notes (which is equal to an initial conversion price of approximately $27.56 per share) only under the following circumstances: (1) during any fiscal quarter beginning after September 30, 2007 (and only during such fiscal quarter), if the closing price of the Company’s common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is more than 130% of the conversion price per share, which is $1,000 divided by the then applicable conversion rate; (2) during the five business day period immediately following any five consecutive trading day period in which the trading price per $1,000 principal amount of the Convertible Notes for each day of that period was less than 98% of the product of (a) the closing price of the Company’s common stock for each day in that period and (b) the conversion rate per $1,000 principal amount of the Convertible Notes; (3) if specified distributions to holders of the Company’s common stock are made, as set forth in the indenture governing the Convertible Notes (“Indenture”); (4) if a “change of control” or other “fundamental change,” each as defined in the Indenture, occurs; (5) if the Company chooses to redeem the Convertible Notes upon the occurrence of a “specified accounting change,” as defined in the Indenture; and (6) during the last month prior to maturity of the Convertible Notes. If the holders of the Convertible Notes exercise the conversion provisions under the circumstances set forth, the Company will need to remit the lower of the principal balance of the Convertible Notes or their conversion value to the holders in cash. As such, the Company would be required to classify the entire amount outstanding of the Convertible Notes as a current liability in the following quarter. The evaluation of the classification of amounts outstanding associated with the Convertible Notes will occur every quarter.

Upon conversion, a holder will receive an amount in cash equal to the lesser of (a) the principal amount of the Convertible Note or (b) the conversion value, determined in the manner set forth in the Indenture. If the conversion value exceeds the principal amount of the Convertible Note on the conversion date, the Company will also deliver, at its election, cash or the Company’s common stock or a combination of cash and the Company’s common stock for the conversion value in excess of $1,000. In the event of a change of control or other fundamental change, the holders of the Convertible Notes may require the Company to purchase all or a portion of their Convertible Notes at a purchase price equal to 100% of the principal amount of the Convertible Notes, plus accrued and unpaid interest, if any. If a specified accounting change occurs, the Company may, at its option, redeem the Convertible Notes in whole for cash, at a price equal to 102% of the principal amount of the Convertible Notes, plus accrued and unpaid interest, if any. Holders of the Convertible Notes who convert their Convertible Notes in connection with a fundamental change or in connection with a redemption upon the occurrence of a specified accounting change may be entitled to a make-whole premium in the form of an increase in the conversion rate.

Pursuant to Emerging Issues Task Force (“EITF”) 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion” (“EITF 90-19”), EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”), and EITF 01-6, “The Meaning of Indexed to a Company’s Own Stock” (“EITF 01-6”), the Convertible Notes are accounted for as convertible debt in the accompanying Condensed Consolidated Balance Sheet and the embedded conversion option in the Notes has not been accounted for as a separate derivative. For a discussion of the effects of the Convertible Notes and the convertible note hedge and warrants discussed below on earnings per share, see Note H.

In connection with the sale of the Convertible Notes, the Company entered into convertible note hedges with respect to its common stock with two entities (the “Counterparties”). Pursuant to the agreements governing these convertible note hedges (the “Convertible Note Hedge Agreements”), the Company has purchased call options (the “Purchased Call Options”) from the Counterparties covering up to approximately 10.4 million shares of the Company’s common stock. These convertible note hedges are designed to offset the Company's exposure to potential dilution upon conversion of the Convertible Notes in the event that the market value per share of the Company’s common stock at the time of exercise is greater than the strike price of the Purchase Call Options (which strike price corresponds to the initial conversion price of the Convertible Notes and is simultaneously subject to certain customary adjustments). On June 20, 2007, the Company paid an aggregate amount of approximately $76.3 million of the proceeds from the sale of the Convertible Notes for the Purchased Call Options, of which $26.7 million is included in the balance of deferred tax assets.

The Company also entered into separate warrant transactions with the Counterparties whereby the Company, pursuant to the agreements governing these warrant transactions (the “Warrant Transaction Agreements”), sold to the Counterparties warrants (the “Sold Warrants”) to acquire up to 3.6 million shares of the Company’s common stock, at a strike price of $42.40 per share of the Company’s common stock. The Sold Warrants will become exercisable on September 28, 2012 and will expire by the end of 2012. The Company received aggregate proceeds of approximately $37.5 million from the sale of the Sold Warrants on June 20, 2007.

The convertible note hedge transactions and the warrant transactions are separate transactions, entered into by the Company with the Counterparties, and as such are not part of the terms of the Convertible Notes and will not affect the holders' rights under the Convertible Notes. In addition, holders of the Convertible Notes will not have any rights with respect to the Purchased Call Options or the Sold Warrants. As a result of these transactions, the Company recorded a reduction to additional paid-in-capital of $12.1 million.

If the market value per share of the Company’s common stock at the time of conversion of the Convertible Notes is above the strike price of the Purchased Call Options, the Purchased Call Options entitle the Company to receive from the Counterparties net shares of the Company’s common stock, cash or a combination of shares of the Company’s common stock and cash, depending on the consideration paid on the underlying Convertible Notes, based on the excess of the then current market price of the Company’s common stock over the strike price of the Purchased Call Options. Additionally, if the market price of the Company’s common stock at the time of exercise of the Sold Warrants exceeds the strike price of the Sold Warrants, the Company will owe the Counterparties net shares of the Company’s common stock or cash, not offset by the Purchased Call Options, in an amount based on the excess of the then current market price of the Company’s common stock over the strike price of the Sold Warrants.

These transactions will generally have the effect of increasing the conversion price of the Convertible Notes to $42.40 per share of Company’s common stock, representing a 100% percent premium based on the last reported sale price of $21.20 per share on June 14, 2007.

Debt Maturities

(In 000's)

The Company's debt maturities are the following:

	Total	2007	2008	2009	2010	2011	thereafter
Due to Sweet (Note I)	$3,230	$-	$-	$-	$-	$3,230	$-
Kmart Note	3,781	3,781	-	-	-	-	-
Asset backed notes	147,072	19,553	21,300	23,202	25,275	27,533	30,209
Term Loan Facility	211,969	2,125	2,125	2,125	2,125	2,125	201,344
Convertible Notes	281,067	-	-	-	-	-	281,067
Total Debt	$647,119	$25,459	$23,425	$25,327	$27,400	$32,888	$512,620

NOTE E - UNZIPPED APPAREL, LLC (“UNZIPPED”)

Equity Investment

On October 7, 1998, the Company formed Unzipped with its then joint venture partner Sweet Sportswear, LLC (“Sweet”), the purpose of which was to market and distribute apparel under the Bongo label. The Company and Sweet each had a 50% interest in Unzipped. Pursuant to the terms of the joint venture, the Company licensed the Bongo trademark to Unzipped for use in the design, manufacture and sale of certain designated apparel products.

Acquisition

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

Related Party Transactions

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

There were no transactions with these related parties during the six months ending June 30, 2007.

At June 30, 2007, the Company included in accounts payable subject to litigation amounts due to Azteca and ADS of $847,000 and $2,261,000 respectively. These amounts, however, were in dispute in the litigation at June 30, 2007. See Note I.

NOTE F - SPECIAL CHARGES

Special charges consist of professional fees related to the Unzipped litigation (See Note I)

NOTE G - STOCKHOLDERS' EQUITY

Public Offering

On December 13, 2006, the Company completed a public offering of its common stock. All 10,784,750 shares of common stock sold by the Company in the offering were sold at $18.75 per share. Net proceeds to the Company from the offering amounted to approximately $189.5 million.

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

Six months ended
June 30,
2007
Expected Volatility	.30-.50
Expected Dividend Yield	0%
Expected Life (Term)	3-5 years
Risk-Free Interest Rate	3.00-4.75%

The options that were granted under the Company's existing stock option and equity incentive plans expire between five and ten years from the date of grant.

Summaries of the Company's stock option and warrant activity and related information for the Current Six Months follows:

	Weighted-Average
	Options	Exercise Price
Outstanding January 1, 2007	5,769,632	$4.35
Granted	-	-
Canceled	-	-
Exercised	(199,750)	5.40
Expired	-	-
Outstanding June 30, 2007	5,569,882	$4.31
Exercisable at June 30, 2007	5,482,714	$4.23

	Weighted-Average
	Warrants	Exercise Price
Outstanding January 1, 2007	799,175	$11.02
Granted in connection with Sold Warrants (see Note D)	3,628,450	42.40
Granted	80,000	20.32
Canceled	-	-
Exercised	(655,750)	11.52
Expired	-	-
Outstanding June 30, 2007	3,851,875	$40.69
Exercisable at June 30, 2007	158,425	$14.58

All warrants issued in connection with acquisitions are recorded at fair market value using the Black Scholes model and are recorded as part of purchase accounting. See Notes B and C.

Other warrants issued to non-employees are valued at fair market value using the Black Scholes model and are expensed over the vesting period.

At June 30, 2007, 1,904,345, 1,597,334, 922,250, and 564,721 shares of common stock were reserved for issuance upon exercise of stock options under the Company's 2006 Equity Incentive Plan and its 2002, 2001, and 2000 Stock Option Plans, respectively.

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

The Company has from time to time awarded restricted shares of common stock to certain employees. The awards have restriction periods tied to employment and vest over a period of six months to five years. The cost of the restricted stock awards, which is the fair market value on the date of grant net of estimated forfeitures, is expensed ratably over the vesting period. During the Current Six Months, the Company awarded 68,383 restricted shares with a vesting period of six months to five years and a fair market value of $1.4 million. As of June 30, 2007, 13,684 shares related to restricted stock grants had vested.

Unearned compensation expense related to restricted stock grants for the Current Quarter and Current Six Months was approximately $407,000 and $684,000, respectively. An additional amount of $1.7 million is expected to be expensed evenly over a period of approximately 2-3 years.

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

As of June 30, 2007, of the total potentially dilutive shares related to stock options and warrants, approximately 3.6 million warrants to purchase common stock shares were anti-dilutive, and no stock options were anti-dilutive.

Certain effects on diluted net income per common share may result in future periods as a result of the Company’s issuance of $281.1 million in Convertible Notes and the Company’s entry into note hedge and warrant agreements during the Current Quarter. See Note D for a description of the key terms of these transactions. Under EITF 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share”, and EITF 90-19, and because of the Company’s obligation to settle the par value of the Convertible Notes in cash, the Company is not required to include any shares underlying the Convertible Notes in its weighted average shares outstanding - assuming dilution until the average stock price per share for the quarter exceeds the $27.56 conversion price of the Convertible Notes and only to the extent of the additional shares that the Company may be required to issue in the event that the Company’s conversion obligation exceeds the principal amount of the Convertible Notes converted. These conditions had not been met as of June 30, 2007. At any such time in the future that these conditions are met, only the number of shares that would be issuable (under the “treasury” method of accounting for the share dilution) will be included, which is based upon the amount by which the average stock price exceeds the conversion price. Therefore, no additional shares are included in the Company’s calculations of earnings per share and diluted earnings per share for the Current Quarter and the Current Six Months. The condition to include underlying shares related to the warrants had not been met as of June 30, 2007 and was not met as of August 6, 2007.

NOTE I - COMMITMENTS AND CONTINGENCIES

Sweet Sportswear/Unzipped litigation

On August 5, 2004, the Company, along with its subsidiaries, Unzipped, Michael Caruso & Co., referred to as Caruso, and IP Holdings, collectively referred to as the plaintiffs, commenced a lawsuit in the Superior Court of California, Los Angeles County, against Unzipped's former manager, former supplier and former distributor, Sweet, Azteca and ADS, respectively, and a principal of these entities and former member of the Company’s board of directors, Hubert Guez, collectively referred to as the Guez defendants. The Company pursued numerous causes of action against the Guez defendants, including breach of contact, breach of fiduciary duty, trademark infringement and others and sought damages in excess of $20 million. On March 10, 2005, Sweet, Azteca and ADS, collectively referred to as cross-complainants, filed a cross-complaint against the Company claiming damages resulting from a variety of alleged contractual breaches, among other things.

In January 2007, a jury trial was commenced, and on April 10, 2007, the jury returned a verdict of approximately $45 million in favor of the Company and its subsidiaries, finding in favor of the Company and its subsidiaries on every claim that they pursued, and against the Guez defendants on every counterclaim asserted. Additionally, the jury found that all of the Guez defendants acted with malice, fraud or oppression with regard to each of the tort claims asserted by the Company and its subsidiaries, and on April 16, 2007, awarded plaintiffs $5 million in punitive damages against Mr. Guez personally. The Guez defendants have filed post-trial motions seeking, among other things, a new trial. In the upcoming months the Company and its subsidiaries will request that the Court award them, pursuant to various contractual and statutory fee-shifting provisions, certain fees, expenses and costs incurred in connection with this litigation.

The Company and its subsidiaries intend to vigorously pursue collection of the judgments against the Guez defendants. Upon the entry of such judgments by the Court, the Guez defendants have the right to appeal the judgments, but should be required to post an appropriate bond to secure the judgments and to stay execution proceedings.

Bader/Unzipped litigation

On November 5, 2004, Unzipped commenced a lawsuit in the Supreme Court of New York, New York County, against Unzipped's former president of sales, Gary Bader, alleging that Mr. Bader breached certain fiduciary duties owed to Unzipped as its president of sales, unfairly competed with Unzipped and tortiously interfered with Unzipped's contractual relationships with its employees. On October 5, 2005, Unzipped amended its complaint to assert identical claims against Bader's company, Sportswear Mercenaries, Ltd. On October 14, 2005, Bader and Sportswear Mercenaries filed an answer containing counterclaims to Unzipped's amended complaint, and a third-party complaint, which was dismissed in its entirety on June 9, 2006, except with respect to a single claim that it owes Bader and Sportswear Mercenaries $72,000. The Company intends to vigorously pursue its claims against Bader and Sportwear Mercenaries and to vigorously defend against the remaining claim asserted against it.

Redwood Shoe litigation

This litigation, which was commenced in January 2002, by Redwood Shoe Corporation (“Redwood”), one of the Company's former buying agents of footwear, was dismissed with prejudice by the court on February 15, 2007, pursuant to an agreement in principle by the Company, Redwood, its affiliate, Mark Tucker, Inc. (“MTI”) and MTI's principal, Mark Tucker, to settle the matter. The proposed settlement agreement provides for the Company to pay a total of $1.9 million to Redwood. The stipulation and order dismissing the action may be reopened should the settlement agreement not be finalized and consummated by all of the parties. The Company is awaiting receipt of the signed Settlement Agreement from the other parties.

Bongo Apparel, Inc. litigation

On or about June 12, 2006, Bongo Apparel, Inc. (“BAI”), filed suit in the Supreme Court of the State of New York, County of New York, against the Company alleging certain breaches of contract and other claims and seeks, among other things, damages of at least $25 million. The Company believes that, in addition to other defenses and counterclaims that it intends to assert, the claims in the lawsuit are the subject of a release and settlement agreement that was entered into by the parties in August 2005, and has moved to dismiss most of the claims. In response to the motion to dismiss, BAI made a cross-motion for partial summary judgment on some of its claims. On April 25, 2007, the Court entered an order refusing to consider, and declining to accept, BAI's summary judgment motion. The Company's motion to dismiss remains pending before the Court.

Additionally, on or about October 6, 2006, the Company and IP Holdings filed suit in the U.S. District Court for the Southern District of New York against BAI and its guarantor, TKO Apparel, Inc. (“TKO”) In that complaint, the Company asserts various contract, tort and trademark claims that arose as a result of the failures of BAI with regard to the Bongo men's jeans wear business and its wrongful conduct with regard to the Bongo women's jeans wear business. The Company and IP Holdings are seeking monetary damages in an amount in excess of $10 million and a permanent injunction with respect to the use of the Bongo mark. On January 4, 2007, the District Court denied the motion of BAI and TKOto dismiss the federal court action. Currently, a stay of the District Court proceedings is in place.

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

On September 27, 2006, Mr. Giannulli and other defendants entered into a memorandum of understanding with the Delaware plaintiffs to settle the Delaware action which was approved by the Delaware Chancery Court on February 26, 2007. The settlement agreement provides that if the Company sells Mossimo or the Mossimo business prior to October 31, 2007 to an unaffiliated third party and if the consideration for such sale is greater than 120% of the amount paid to the Mossimo stockholders in the merger, 30% of that excess amount will be paid into a settlement fund to be administered and distributed by the plaintiffs' lawyers under the supervision of the Delaware court. This additional amount, if it becomes due and distributable, will be paid to all persons who owned Mossimo stock, directly or indirectly, between April 12, 2005 and October 31, 2006, and will not constitute additional merger consideration. Mossimo also negotiated in good faith with the plaintiffs' lead counsel concerning the amount of attorney fees and expenses to be paid by Mossimo or the Company, as its successor, and not to oppose such counsel's application to the court of up to $800,000 in payment of such fees and expenses. In consideration of these terms, the parties agreed that they would fully and finally release and discharge all claims against each other. On February 26, 2007, the Court of Chancery of the State of Delaware entered an order approving the settlement and the action was dismissed with prejudice. In connection with the settlement, plaintiffs counsel was awarded fees and expenses in the amount of $800,000.

On October 27, 2006, Mr. Giannulli and other defendants also entered into a settlement letter with the California plaintiffs in the California action. Under the terms of this settlement, Mr. Giannulli and the other defendants agreed to pay plaintiffs’ counsel between $620,000 and $650,000. On March 1, 2007, following the Delaware Chancery Court’s approval of the Delaware settlement, the parties filed a stipulation with the California court requesting the dismissal of the action with prejudice and requesting an order awarding Plaintiffs' counsel between $620,000 and $650,000. On March 13, 2007, the California court entered an order approving the settlement, and the action was dismissed with prejudice, and Plaintiff's counsel was awarded $650,000 for fees and expenses.

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

Joint Venture with Shawn Carter

The Company has committed an amount of $5.0 million to fund its investment in a limited liability company which will operate as a brand management and licensing company to identify brands to be acquired across a broad spectrum of consumer product categories. To date, the investment has not been funded (see Note C).

NOTE J - RELATED PARTY TRANSACTIONS

On May 1, 2003, the Company granted Kenneth Cole Productions, Inc. the exclusive worldwide license to design, manufacture, sell, distribute and market footwear under its Bongo brand. The chief executive officer and chairman of Kenneth Cole Productions is Kenneth Cole, who is the brother of Neil Cole, the Company's Chief Executive Officer and President. During the Current Quarter and the three months ended June 30, 2006 (“Prior Year Quarter”), the Company received $242,000 and $350,000, respectively, in royalties from Kenneth Cole Productions.

The Candie's Foundation, a charitable foundation founded by Neil Cole for the purpose of raising national awareness about the consequences of teenage pregnancy, owed the Company $190,000 and $297,000 at June 30, 2007 and December 31, 2006, respectively.

NOTE K - INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, management reviews both positive and negative evidence pursuant to the requirements of SFAS 109, including current and historical results of operations, the annual limitation on utilization of net operating loss carry forwards pursuant to Internal Revenue Code section 382, future income projections and the overall prospects of the Company's business. Based upon management's assessment of all available evidence, including the Company's completed transition into a licensing business, estimates of future profitability based on projected royalty revenues from its licensees, and the overall prospects of the Company's business, management is of the opinion that the Company will be able to utilize the deferred tax assets in the foreseeable future, and as such do not anticipate requiring a further valuation allowance. Based on current estimates of pre-tax income for the year ending December 31, 2007, the management anticipates a net income tax expense for this year.

In July 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, and disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, we adopted FIN 48 beginning January 1, 2007. The implementation of FIN 48 did not have a significant impact on our financial position or results of operations. The total unrecognized tax benefit was $1,052,000 at the date of adoption. However, the liability is not recognized for accounting purposes because the related deferred tax asset has been fully reserved in prior years.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense which were zero for the Current Quarter.

The Company is subject to taxation in the US and various state and local jurisdictions. The Company remains subject to examination by US Federal and state tax authorities for tax years 2003 through 2006.

NOTE L   RECENT ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (“SFAS 157”) which establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS 157 is not expected to have a material impact on our results of operations or our financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Asset and Financial Liability: Including an amendment to FASB Statement No. 115” (“SFAS 159”). The standard permits all entities to elect to measure certain financial instruments and other items at fair value with changes in fair value reported in earnings. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The adoption of SFAS No. 159 is not expected to have a material impact on our results of operations or our financial position.

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

Executive Summary. The Company is a brand management company engaged in licensing, marketing and providing trend direction for a diversified and growing consumer brand portfolio. The Company's brands are sold across every major segment of retail distribution, from luxury to mass. As of June 30, 2007, the Company owned 11 iconic consumer brands: Candie's, Bongo, Badgley Mischka, Joe Boxer, Rampage, Mudd, London Fog, Mossimo, Ocean Pacific, Danskin, and Rocawear. The Company licenses its brands worldwide through over 150 retail and wholesale licenses for use in connection with a broad variety of product categories, including women's, men's and children's apparel, footwear and accessories, home furnishings and beauty and fragrance. The Company's business model allows it to focus on its core competencies of marketing and managing brands without some of the risks and investment requirements associated with a more traditional operating company. The Company’s licensing agreements with leading retail and wholesale partners throughout the world provide the Company with a predictable stream of guaranteed minimum royalties.

The Company's growth strategy is focused on increasing licensing revenue from its existing portfolio of brands through adding new product categories, expanding its brands' retail penetration and optimizing the sales of its licensees. The Company will also seek to continue the international expansion of its brands by partnering with leading licensees throughout the world. Finally, the Company intends to continue to diversify its brand portfolio by acquiring additional iconic consumer brands with applicability to a wide range of merchandise categories.

Results of Operations

For the three months ended June 30, 2007

Revenue. Revenue for the Current Quarter increased to $39.1 million, from $18.4 million in the Prior Year Quarter. The largest driver of the growth of $20.7 million was revenue from the acquisitions of Mossimo and the London Fog, Ocean Pacific, Danskin and Rocawear brands and certain related assets during the last 12 months and therefore were not included in the Prior Year Quarter's revenue.

Operating Expenses. Selling, general and administrative (“SG&A”) expenses totaled $9.0 million in the Current Quarter compared to $6.8 million in the Prior Year Quarter. The increase of $2.2 million was primarily related to the following: an increase in payroll costs associated with additions to employee headcount relating to our recent acquisitions, amortization of restricted stock awards, and an increase in the amortization of intangible assets as a direct result of the Mossimo, Danskin, Rocawear, and Ocean Pacific acquisitions. For the Current Quarter and Prior Year Quarter, the Company's special charges included $331,000 and $712,000 respectively, relating to litigation involving Unzipped. See Note F of Notes to Unaudited Condensed Consolidated Financial Statements.

Operating Income for the Current Quarter increased to $29.7 million, or approximately 76% of total revenue compared to $10.9 million or approximately 59% of total revenue in the Prior Year Quarter.

Net Interest Expense. Net Interest expense increased by $4.0 million in the Current Quarter to $6.9 million, compared to $2.9 million in the Prior Year Quarter. This increase was due primarily to an increase in the Company's debt through financing arrangements in connection with the acquisitions of Mudd, London Fog, and Rocawear. See Notes C and D of Notes to Unaudited Condensed Consolidated Financial Statements. For the Current Quarter, there was a total of $959,000 in interest income to partially offset the increase in interest expense during the quarter, compared to the Prior Year Quarter when there was only $191,000 in interest income to offset the interest expense in that quarter, as a result of the increase in cash and cash equivalents during the Current Quarter as compared to the Prior Year Quarter.

Provision (Benefit) for Income Taxes. The Company accounts for income taxes in accordance with SFAS No. 109 “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, management reviews both positive and negative evidence pursuant to the requirements of SFAS No. 109, including current and historical results of operations, the annual limitation on utilization of net operating loss carry forwards pursuant to Internal Revenue Code section 382, future income projections and the overall prospects of the Company's business. The effective income tax rate for the Current Quarter is approximately 35% resulting in the $8.0 million income tax expense as compared to the $347,000 net tax benefit for the Prior Quarter due primarily from a reduction in the Company's valuation allowance. There was no comparable reduction of the Company's valuation allowance in the Current Quarter.

Net income. The Company's net income was $14.8 million in the Current Quarter, compared to net income of $8.3 million in the Prior Year Quarter, as a result of the factors discussed above.

For the six months ended June 30, 2007

Revenue. Revenue for the Current Six Months increased to $69.9 million, from $31.7 million during the six months ended June 30, 2006 (“Prior Year Six Months”). The largest driver of the growth of $38.2 million was revenue from the acquisitions of Mossimo and the London Fog, Ocean Pacific, Danskin and Rocawear brands and certain related assets during the last 12 months and therefore were not included in the Prior Year Six Months revenue.

Operating Expenses. SG&A expenses totaled $16.7 million in the Current Six Months compared to $11.5 million in the Prior Year Six Months. The increase of $5.2 million was primarily related to the following: an increase in payroll costs associated with additions to employee headcount relating to our recent acquisitions, amortization of restricted stock awards, and an increase in the amortization of intangible assets as a direct result of the Mossimo, Danskin, Rocawear, and Ocean Pacific acquisitions. For the Current Six Months and Prior Year Six Months, the Company's special charges included $1.1 and $1.3 million respectively, relating to litigation involving Unzipped. See Note F of Notes to Unaudited Condensed Consolidated Financial Statements.

Operating Income for the Current Six Months increased to $52.1 million, or approximately 75% of total revenue compared to $18.9 million or approximately 60% of total revenue in the Prior Year Six Months.

Net Interest Expense. Net interest expense increased by $4.7 million in the Current Six Months to $9.5 million, compared to net interest expense of $4.8 million in the Prior Year Six Months. This increase was due primarily to an increase in the Company's debt through financing arrangements in connection with the acquisitions of Mudd, London Fog, and Rocawear. See Notes C and D of Notes to Unaudited Condensed Consolidated Financial Statements. For the Current Six Months, there was a total of $1,872,000 in interest income to partially offset the increase in interest expense during the period, compared to the Prior Year Six Months when there was only $352,000 in interest income to offset the interest expense for that period, as a result of the increase in cash and cash equivalents during the Current Six Months as compared to the Prior Year Six Months.

Provision (Benefit) for Income Taxes. The Company accounts for income taxes in accordance with SFAS 109. Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, management reviews both positive and negative evidence pursuant to the requirements of SFAS No. 109, including current and historical results of operations, the annual limitation on utilization of net operating loss carry forwards pursuant to Internal Revenue Code section 382, future income projections and the overall prospects of the Company's business. The effective income tax rate for the Current Six Months is approximately 35% resulting in the $15.0 million income tax expense as compared to the $1.6 million net tax benefit for the Prior Year Six Months due primarily from a reduction in the Company's valuation allowance. There was no comparable reduction of the Company's valuation allowance in the Current Quarter.

Net income. The Company's net income was $27.5 million in the Current Six Months, compared to net income of $15.7 million in the Prior Year Six Months, as a result of the factors discussed above.

Liquidity and Capital Resources

Liquidity

Our principal capital requirements have been to fund acquisitions, working capital needs, and to a lesser extent capital expenditures. We have historically relied on internally generated funds to finance our operations and our primary source of capital needs for acquisition have been the issuance of debt and equity securities. At June 30, 2007 and December 31, 2006, our cash totaled $277.3 million and $77.8 million, respectively, including restricted cash of $1.0 million and $4.3 million, respectively.

We believe that cash from future operations as well as currently available cash will be sufficient to satisfy our anticipated working capital requirements for the foreseeable future. We intend to continue financing our brand acquisitions through some combination of cash from operations, bank financing and the issuance of additional equity and/or debt securities. The Company funded the acquisition of Danskin from its cash reserves. The Rocawear acquisition has been funded from the proceeds of a loan under the Company's $212.5 million Term Loan Facility, entered into with Lehman Brothers Inc. and Lehman Commercial Paper Inc. on March 30, 2007 which was amended and restated on May 2, 2007. We have limited ability, however, to secure additional indebtedness with our existing assets due to certain provisions of IP Holdings' existing Asset-Backed Notes, in addition to certain provisions of the Term Loan Facility. The note issued by the Company under the Term Loan Facility currently bears interest at a variable rate equal to the three-month LIBOR plus 2.25% per annum, with principal payable in equal quarterly installments in annual aggregate amounts equal to 1.00% of the initial aggregate principal amount of the Term Loan Facility, with any remaining unpaid principal balance to be due on March 30, 2013. At June 30, 2007 there was $212.0 million principal amount outstanding on the Term Loan Facility. See Note D of Notes to Unaudited Condensed Consolidated Financial Statements.

Changes in Working Capital

At June 30, 2007 and December 31, 2006 the working capital ratio (current assets to current liabilities) was 7.5 to 1 and 2.8 to 1, respectively. This increase was driven by the increase in cash and cash equivalents from $77.8 million at December 31, 2006 to $277.3 million at June 30, 2007, which was primarily due to our sale of $287.5 million principal amount of Convertible Notes, the net proceeds of which may be used to invest in or acquire new brands, and for general corporate purposes. This increase was offset by cash paid of $71.0 million for the acquisition of the Danskin brand. In addition, the increase in working capital can be partially attributed to the following factors: an increase in accounts receivable from $14.5 million at December 31, 2006, to $23.3 million at June 30, 2007, and the increase in prepaid advertising and other from $2.7 million at December 31, 2006, to $5.5 million at June 30, 2007, both of which were direct results of the new acquisitions; and the increase in the current portion of deferred income tax assets from $3.4 million at December 31, 2006, to $11.5 million at June 30, 2007.

Operating Activities

Net cash provided by operating activities totaled $36.4 million in the Current Six Months, as compared to $7.8 million of net cash provided by operating activities in the Prior Year Six Months. Cash provided by operating activities in the Current Six Months increased primarily due to net income of $27.5 million, amortization of intangibles of $2.4 million, an increase of $2.9 million in deferred revenues, and an increase of $15.0 million in deferred income tax assets related to the provision for income taxes for the Current Six Months, offset primarily by increases of $9.9 million in accounts receivable and $3.2 million in prepaid advertising and other. The Company continues to rely upon cash generated from licensing and commission operations to finance its operations.

Investing Activities

Net cash used in investing activities in the Current Six Months totaled $276.7 million, as compared to $47.3 million in the Prior Year Six Months. In the Current Six Months, the Company paid $71.0 million in cash for certain assets relating to the Danskin brand and $205.5 million in cash for certain assets relating to the Rocawear brand. See Notes B and C of Notes to Unaudited Condensed Consolidated Financial Statements. Capital expenditures in the Current Six Months were $40,000, compared to $558,000 in capital expenditures in the Prior Year Six Months.

Financing Activities

Net cash provided by financing activities was $443.0 million in the Current Six Months, compared with $36.4 million in the Prior Year Six Months. Of the $443.0 million in net cash provided by financing activities, $212.5 million was provided from the net proceeds of the issuance of the Term Loan Facility, $279.7 from the net proceeds of our sale of the Convertible Notes, $1.1 million from proceeds in connection with the exercise of stock options, and $3.2 million placed in the current reserve account. This was offset by an aggregate of $37.5 million used to purchase the convertible note hedge, $9.3 million used for principal payments related to the Asset-Backed Notes and the Term Loan Facility, $2.2 million in cash placed in a non-current reserve account, and $4.4 million in financing costs which have been deferred to be amortized over the remaining life of the Term Loan Facility. In the Prior Year Six Months, $49.0 million was raised in long term debt to purchase certain assets related to the Mudd brand, approximately $4.5 million was used for principal payments related to the Asset-Backed Notes, $3.6 million in cash placed in a non-current reserve account, $4.9 million in cash placed in a current reserve account, and $490,000 used to pay the costs associated with the issuance of long term debt.

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

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which changes the accounting for goodwill and other intangible assets without determinable lives from an amortization method to an impairment-only approach. The Candie's and Bongo trademarks had previously been amortized on a straight-line basis over their estimated useful lives of approximately 20 years. Effective July 1, 2005 the Company had a change in estimate of the useful lives of both the Candie's and Bongo trademarks to indefinite life. As of June 30, 2007, the net book value of the Candie's and Bongo trademarks totaled $14.3 million. Impairment losses are recognized for long-lived assets, including certain intangibles, used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are not sufficient to recover the assets' carrying amount. Impairment losses are measured by comparing the fair value of the assets to their carrying amount.

The Company has entered into various trade name license agreements that provide revenues based on minimum royalties and additional revenues based on a percentage of defined sales. Minimum royalty revenue is recognized on a straight-line basis over each period, as defined, in each license agreement. Royalties exceeding the defined minimum amounts are recognized as income during the period corresponding to the licensee's sales. Beginning January 2005, the Company changed its business practices with respect to Bright Star Footwear, Inc (“Bright Star”), a subsidiary of the Company, which resulted in a change in revenue recognition from prior years. Bright Star now acts as an agent, therefore only net commission revenue is recognized commencing January 1, 2005.

Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Accounting for Share-Based Payment” (“SFAS 123(R)”), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Under SFAS 123(R), using the modified prospective method, compensation expense is recognized for all share-based payments granted prior to, but not yet vested as of, January 1, 2006. In December 2005, the Company's Board of Directors approved the accelerated vesting of all employee service-based stock options previously granted under the Company's various non-qualified stock option plans, which would have been unvested as of December 31, 2005. As a result, all options granted as of December 31, 2005, except certain options based on performance became exercisable immediately. The number of shares, exercise prices and other terms of the options subject to the acceleration remain unchanged. The acceleration of such option vesting resulted in an additional $446,000 of compensation expense reflected in pro forma net income for the year ended December 31, 2005, an amount that would have otherwise been recorded as compensation expense in the years ending December 31, 2006 and 2007, but had no impact on compensation recognition in 2005 as the options would have otherwise vested. Prior to the adoption of SFAS 123(R), the Company accounted for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Accordingly, the compensation cost for stock options had been measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount the employee must pay to acquire the stock. In accordance with the modified prospective transition method, the consolidated financial statements have not been restated to reflect the impact of SFAS 123(R). The impact on the Company's financial condition and results of operations of adopting SFAS 123(R) will depend on the number and terms of stock options granted in future years under the modified prospective method, the amount of which can not currently be estimated by management.

The Company accounts for income taxes in accordance with SFAS 109. Under SFAS 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, management reviews both positive and negative evidence pursuant to the requirements of SFAS 109, including current and historical results of operations, the annual limitation on utilization of net operating loss carry forwards pursuant to Internal Revenue Code section 382, future income projections and the overall prospects of the Company's business. Based upon management's assessment of all available evidence, including the Company's completed transition into a licensing business, estimates of future profitability based on projected royalty revenues from its licensees, and the overall prospects of the Company's business, management concluded in the Current Quarter that it is more likely than not that the net deferred income tax asset recorded as of June 30, 2007 will be realized.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in the Company's financial instruments represents the potential loss in earnings or cash flows arising from adverse changes in interest rates. We manage this exposure through regular operating and financing activities when deemed appropriate.

The primary interest rate exposures on floating rate financing arrangements are with respect to short-term interest rates. The Company had approximately $212.0 million in variable rate credit facilities at June 30, 2007.

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

There have been no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

 PART II. Other Information

Item 1. Legal Proceedings

See Note I of Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1A. Risk Factors.

In addition to the risk factors disclosed in Part 1, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2006 (other than the risk relating to the California state court litigation which was decided in our favor in April 2007, and the additional risks related to an increase in our total consolidated debt and increases in our goodwill and other intangible assets during the Current Six Months due to our acquisitions of the Danskin and Rocawear brands, set forth below are certain factors that have affected, and in the future could affect, our operations or financial condition. We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could impact our operations. The risks described below and in our Annual Report on Form 10-K for the year ended December 31, 2006 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our financial condition and/or operating results.

Our existing and future debt obligations could impair our liquidity and financial condition, and in the event we are unable to meet our debt obligations we could lose title to our trademarks.

As of June 30, 2007, we had consolidated debt of approximately $647.1 million, including secured debt of $359.1 million ($212.0 million under our Term Loan Facility and $147.1 million under IP Holdings’ asset-backed notes), primarily all of which debt was incurred in connection with our acquisition activities. We may also assume or incur additional debt, including secured debt, in the future in connection with, or to fund, future acquisitions. Our debt obligations:

•	could impair our liquidity;

•	could make it more difficult for us to satisfy our other obligations;

•
require us to dedicate a substantial portion of our cash flow to payments on our debt obligations, which reduces the availability of our cash flow to fund working capital, capital expenditures and other corporate requirements;

•	could impede us from obtaining additional financing in the future for working capital, capital expenditures, acquisitions and general corporate purposes;

•	impose restrictions on us with respect to future acquisitions;

•	make us more vulnerable in the event of a downturn in our business prospects and could limit our flexibility to plan for, or react to, changes in our licensing markets; and

•	place us at a competitive disadvantage when compared to our competitors who have less debt.

While we believe that by virtue of the guaranteed minimum royalty payments due to us under our licenses we will generate sufficient revenues from our licensing operations to satisfy our obligations for the foreseeable future, in the event that we were to fail in the future to make any required payment under agreements governing our indebtedness or fail to comply with the financial and operating covenants contained in those agreements, we would be in default regarding that indebtedness. A debt default could significantly diminish the market value and marketability of our common stock and could result in the acceleration of the payment obligations under all or a portion of our consolidated indebtedness. In the case our Term Loan Facility, it would enable the lenders to foreclose on the assets securing such debt, including Ocean Pacific, Danskin and Rocawear trademarks, and, in the case of of IP Holdings' asset-backed notes, it would enable the holders of such notes to foreclose on the assets securing such notes, including the Candie's, Bongo, Joe Boxer, Rampage, Mudd, and London Fog trademarks.

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

As of June 30, 2007, goodwill represented approximately $96.5 million, or 8% of our total assets, and trademarks and other intangible assets represented approximately $746.9 million, or 61% of our total assets. Under SFAS 142, goodwill and indefinite life intangible assets, including some of our trademarks, are no longer amortized, but instead are subject to impairment evaluation based on related estimated fair values, with such testing to be done at least annually. While, to date, no impairment write-downs have been necessary, any write-down of goodwill or intangible assets resulting from future periodic evaluations would, as applicable, either decrease our net income or increase our net loss and those decreases or increases could be material.

A substantial portion of our licensing revenue is concentrated with a limited number of retailers such that the loss of any of such licensees could decrease our revenue and impair our cash flows.

Our licenses with Target, Kohl's and Kmart Corporation, were our three largest licenses during the three months and six months ended June 30, 2007, representing approximately 29% and 36%, respectively, of our total revenue for such periods. Our license agreement with Kohl's grants it the exclusive U.S. license with respect to the Candie's trademark for a wide variety of product categories for an initial term expiring in December 2010; our license agreement with Kmart grants it the exclusive U.S. license with respect to the Joe Boxer trademark for a wide variety of product categories for a term expiring in December 2010; and our license agreement with Target grants it the exclusive U.S. license with respect to the Mossimo trademark for substantially all Mossimo-branded products for an initial term expiring in January 2010. Because we are dependent on these licensees for a significant portion of our licensing revenue, if any of them were to have financial difficulties affecting its ability to make guaranteed payments, or if any of these licensees decides not to renew or extend its existing agreement with us, our revenue and cash flows could be reduced substantially. In addition, as of September 2006, Kmart had not approached the sales levels of Joe Boxer products needed to trigger royalty payments in excess of its guaranteed minimums since 2004, and, as a result, when we entered into the current license agreement with Kmart in September 2006 expanding its scope to include Sears stores and extending its term from December 2007 to December 2010, we agreed to reduce its guaranteed annual royalty minimums by approximately half, as a result of which our revenues from this license, at least for the short term, will likely be substantially reduced.

Changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our results.

Our future effective tax rates could be adversely affected by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws or interpretations thereof. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of recovering the amount of deferred tax assets recorded on the balance sheet and the likelihood of adverse outcomes resulting from examinations by various taxing authorities in order to determine the adequacy of our provision for income taxes. We cannot guarantee that the outcomes of these evaluations and continuous examinations will not harm our reported operating results and financial conditions.

We may not be able to pay the cash portion of the conversion price upon any conversion of the $287 million principal amount of our outstanding Convertible Notes, which would constitute an event of default with respect to such notes and could also constitute a default under the terms of our other debt.

We may not have sufficient cash to pay, or may not be permitted to pay, the cash portion of the required consideration that we may need to pay if our Convertible Notes are converted. As described in Item 1. - Note D of Notes to Unaudited Condensed Consolidated Financial Statements, upon conversion of a Convertible Note, we will be required to pay to the holder of such note a cash payment equal to the lesser of the principal amount of such note or its conversion value. This part of the payment must be made in cash, not in shares of our common stock. As a result, we may be required to pay significant amounts in cash to holders of the Convertible Notes upon their conversion.

If we do not have sufficient cash on hand at the time of conversion, we may have to raise funds through debt or equity financing. Our ability to raise such financing will depend on prevailing market conditions. Further, we may not be able to raise such financing within the period required to satisfy our obligation to make timely payment upon any conversion. In addition, the terms of any current or future debt, including our outstanding Term Loan Facility, may prohibit us from making these cash payments or otherwise restrict our ability to make such payments and/or may restrict our ability to raise any such financing. In particular, the terms of our outstanding Term Loan Facility restrict the amount of proceeds from collateral pledged to secure our obligations thereunder that may be used by us to make payments in cash under certain circumstances, including payments to the Convertible Note holders upon conversion. Although the terms of our outstanding Term Loan Facility do not restrict our ability to make payments in cash with assets not pledged as collateral to secure our obligations thereunder, such assets may not generate sufficient cash to enable us to satisfy our obligations to make timely payment of the Convertible Notes upon conversion. A failure to pay the required cash consideration upon conversion would constitute an event of default under the indenture governing the Convertible Notes, which might constitute a default under the terms of our other debt.

Proposed changes in the accounting method for convertible debt securities could, if implemented, have an adverse impact on our reported or future financial results.

For the purposed of calculating diluted earnings per share, a convertible debt security providing for net share settlement of the excess of the conversion value over the principal amount, if any, and meeting specified requirements under EITF Issue No. 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion,” is accounted for similar to non-convertible debt, with the stated coupon constituting interest expense and any shares issuable upon conversion of the security being accounted for under the treasury stock method. The effect of the treasury stock method is that the shares potentially issuable upon conversion of the notes are not included in the calculation of our diluted earnings per share until the conversion price is “in the money,” and we are assumed to issue the number of shares of common stock necessary to settle.

The EITF is currently reviewing, among other things, the accounting method for net share settled convertible debt securities, and one of its subcommittees is considering alternative methods for such accounting. One such proposed method would require the debt and equity components of the security to be bifurcated and accounted for separately. The effect of such a change in accounting on the issuer of the security would be that the equity component of the security would be accounted for as an original issue discount and included in the paid-in-capital section of stockholders’ equity on the issuer’s balance sheet. As a result, net income attributable to common stockholders would be lower because accretion of the discounted carrying value of the convertible debt securities (the notes) to their face amount would be recognized as additional interest expense. The diluted earnings per share calculation would continue to be calculated based on the treasury stock method.

In the event the proposed method of accounting described above is adopted, we will pursuant to the terms of the Indenture have the right for a period of 90 days thereafter, at our option, to call the Convertible Notes for redemption. However, although we will have such redemption right, we may not have sufficient cash to pay, or may not be permitted to pay, the required cash portion of the consideration that would be due to holders of the Convertible Notes in the event we elected to exercise such right or the ability to raise funds through debt or equity financing within the time period required for us to make such an election.

Item 5. Other Information

On August 6, 2007 the Board of Directors of the Company’s amended the Company’s By-laws as follows:

(i) Article I, Section 7 was amended to add a provision to the effect that any proposal by a stockholder which has not previously received the approval of the Company’s Board of Directors shall require for its adoption the affirmative vote of holders of more than fifty percent (50%) of the votes which all stockholders are entitled to cast thereon, in addition to any other approval which is required by law, the Company’s certificate of incorporation, its by-laws or otherwise; and (ii) Article II, Section 3 was amended to add procedures for a stockholder to nominate a person or persons for election as directors of the Company at a meeting of stockholders at which directors are elected. The procedures include requiring the nominating stockholder to deliver to the Company written a notice of the intent to make such nomination(s) personally, or by mail and the notice must be received by the Secretary of the Company at its principal executive offices, not less than 50 days nor more than 75 days prior to the meeting. However, in the event that less than 65 days’ notice or prior public disclosure of the date of the meeting is given or made, the stockholder notice to be timely must be received not later than the close of business on the tenth day following the day on which such notice of the date of the meeting was mailed or public disclosure of the date of the meeting was made. Each such notice is required to include : (i) the name and address of nominating stockholder and of the person or persons to be nominated; (ii) the class and number of shares of stock held of record, owned beneficially and represented by proxy by such nominating stockholder as of the record date for the meeting (if such date has been made publicly available) and of the date of such notice; (iii) a representation that the stockholder intends to appear in person or by proxy at the meeting to nominate the person or persons specified in the notice; (iv) a description of all arrangements or understandings between the nominating stockholder and each nominee and any other person or persons (naming the person or persons) pursuant to which the nomination or nominations are to be made by the stockholder; (v) such other information regarding each nominee proposed by the stockholder as would be required to be included in a proxy statement filed pursuant to the SEC’s proxy rules, had each nominee been nominated, or intended to be nominated by the Company’s Board of Directors; and (vi) the consent of each nominee to serve as a director of the Company if so elected.

The description of the amendments to the By-laws described in this report does not purport to be complete and is qualified in its entirety by the language in the amended By-laws, a copy of which filed as Exhibit 3(ii) to this report and is incorporated herein by reference to such exhibit.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

Exhibit 3(ii)	By-laws, as amended

Exhibit 4.1(1)	Indenture, dated June 20, 2007, between Iconix Brand Group, Inc. and The Bank of New York.

Exhibit 4.2(1)	Registration Rights Agreement, dated June 20, 2007, among Iconix Brand Group, Inc., Merrill Lynch Pierce, Fenner & Smith, Incorporated & Lehman Brothers Inc.

Exhibit 10.1(2)*
Amended and Restated Credit Agreement dated as of May 2, 2007 by and among Iconix brand Group, Inc., Lehman Brothers Inc., as Arranger, and Lehman Commercial Paper Inc., as Lender, as Syndication Agent and as Administrative Agent.

Exhibit 10.2(2)*	Guarantee and Collateral Agreement made by Iconix Brand Group, Inc, and certain of its subsidiaries in favor of Lehman Commercial Paper Inc., as Administrative Agent.

Exhibit 10.3(1)	Purchase Agreement, dated June 14, 2007, by and among Iconix Brand Group, Inc., Merrill Lynch Pierce, Fenner & Smith, Incorporated & Lehman Brothers Inc.

Exhibit 10.4(1)
Letter Agreement Confirming OTC Convertible Note Hedge, dated June 19, 2007, among Iconix Brand Group, Inc., Merrill Lynch International and, solely in its capacity as agent thereunder, Merrill Lynch, Pierce, Fenner & Smith Incorporated.

Exhibit 10.5(1)
Letter Agreement, Confirming OTC Convertible Note Hedge, dated June 19, 2007, among Iconix Brand Group, Inc., , Lehman Brothers OTC Derivatives Inc. and, solely in its capacity as agent thereunder, Lehman Brothers.

Exhibit 10.6(1)
Letter Agreement, Confirming OTC Warrant Transaction, dated June 19, 2007, among Iconix Brand Group, Inc., Merrill Lynch International and, solely in its capacity as agent thereunder, Merrill Lynch, Pierce, Fenner & Smith Incorporated.

Exhibit 10.7(1)
Letter Agreement, Confirming OTC Warrant Transaction, dated June 19, 2007, among Iconix Brand Group, Inc., Lehman Brothers OTC Derivatives Inc. and, solely in its capacity as agent thereunder, Lehman Brothers

(1) Filed as an exhibit to the Current Report on Form 8-K of Iconix Brand Group, Inc. for the event dated June 14, 2007 and incorporated by reference herein.

(2) Filed as an exhibit to the Current Report on Form 8-K of Iconix Brand Group, Inc. for the event dated May 1, 2007 and incorporated by reference herein.

*
Iconix Brand Group, Inc. has omitted certain schedules and exhibits pursuant to Item 601(b)(2) of Regulation S-K and shall furnish supplementally to the SEC copies of any of the omitted schedules and exhibits upon request by the SEC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Iconix Brand Group, Inc.
(Registrant)

Date: August 7, 2007	/s/ Neil Cole
Neil Cole
Chairman of the Board, President
and Chief Executive Officer
(on Behalf of the Registrant)

Date: August 7, 2007	/s/ Warren Clamen
Warren Clamen
Chief Financial Officer