Form 10-Q/A
period 2007-06-30
ICONIX BRAND GROUP, INC.
filed 2007-09-24
CIK 857737

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐ .

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

EXPLANATORY NOTE

Iconix Brand Group, Inc. is filing this Form 10-Q/A (Amendment No. 1) solely to reflect the reclassification of $196.4 million from “Cash and cash equivalents” to “Marketable securities” in its Consolidated Balance Sheet as of June 30, 2007 and Consolidated Statement of Cash Flows for the six months ended June 30, 2007. The reclassification had no effect on Iconix’s Consolidated Statement of Operations. All of these marketable securities were sold by Iconix subsequent to June 30, 2007. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update information not affected by the reclassification. The following items have been amended in this Form 10-Q/A: Part I - Item 1 - Financial Statements, Part I - Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II - Item 6 - Exhibits (to include new certifications of the Company's Chief Executive Officer and Chief Financial Officer).

INDEX

FORM 10-Q

Iconix Brand Group, Inc. and Subsidiaries

Part I.  Financial Information
Item 1. FINANCIAL STATEMENTS

Iconix Brand Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except par value)

	June 30,	December 31,
	2007	2006
Assets	(unaudited)
Current Assets:
Cash and cash equivalents (including restricted cash of $1,029 in 2007 and $4,268 in 2006)	$80,881	$77,840
Marketable securities[1]	196,400	-
Accounts receivable, net of reserve for doubtful accounts of $2,581 in 2007 and $1,633 in 2006	23,292	14,548
Due from affiliate	190	297
Promissory note receivable	1,000	1,000
Deferred income tax assets	11,545	3,440
Prepaid advertising and other	5,479	2,704
Total Current Assets	318,787	99,829
Property and equipment:
Furniture, fixtures and equipment	2,809	2,769
Less: Accumulated depreciation and amortization	(1,463)	(1,385)
	1,346	1,384
Other Assets:
Restricted cash	13,828	11,659
Goodwill	96,511	93,593
Trademarks and other intangibles, net	746,908	467,688
Deferred financing costs, net	7,847	3,355
Non-current deferred income tax assets	27,933	17,970
Other	4,966	5,574
	897,993	599,839
Total Assets	$1,218,126	$701,052

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$6,957	$7,043
Accounts payable, subject to litigation	4,886	4,886
Deferred revenue	4,325	1,644
Current portion of long-term debt	25,459	22,132
Total current liabilities	41,627	35,705

Deferred income taxes	65,433	59,054
Long-term debt, less current maturities	621,660	140,676
Long term deferred revenue	400	160
Total Liabilities	729,120	235,595

Contingencies and commitments

Stockholders' Equity
Common stock, $.001 par value - shares authorized 75,000; shares issued 56,771 and 56,227 respectively	57	57
Additional paid-in capital	464,894	468,881
Retained earnings (deficit)	24,722	(2,814)
Less: Treasury stock - 198 shares at cost	(667)	(667)
Total stockholders' equity	489,006	465,457
Total Liabilities and Stockholders' Equity	$1,218,126	$701,052

1 Previously classified as cash and cash equivalents

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

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2007	2006

Cash flows from operating activities:
Net income	$27,536	$15,702
Depreciation of property and equipment	78	101
Amortization of intangibles	2,388	816
Amortization of deferred financing costs	497	295
Loss on sale of marketable securities	-	166
Provision for doubtful accounts	1,137	625
Stock option compensation	819	89
Accrued interest on long-term debt	95	58
Deferred income tax provision (benefit)	15,017	(4,147)
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(9,881)	(5,339)
Due from affiliate	107	(26)
Prepaid advertising and other	(3,225)	(187)
Other assets	608	232
Deferred revenue	2,921	(2,137)
Accounts payable and accrued expenses	(1,703)	1,558
Net cash provided by operating activities	36,394	7,806
Cash flows from investing activities:
Purchases of property and equipment	(40)	(558)
Acquisition of Mudd	-	(45,785)
Acquisition of Danskin	(71,035)	-
Acquisition of Rocawear	(205,534)	-
Purchase of trademarks	(110)	(829)
Purchase of marketable securities	(196,400)[1]	(78)
Net cash used in investing activities	(473,119)	(47,250)
Cash flows from financing activities:
Proceeds from long-term debt	531,022	49,000
Payment for purchase of convertible note hedge	(76,303)	-
Proceeds from exercise of stock options and warrants	1,130	931
Payment of long-term debt	(9,315)	(4,528)
Payment of expenses related to common stock issuance	(184)	-
Deferred financing costs	(4,415)	(490)
Restricted cash - Current	3,239	(4,909)
Restricted cash - Non Current	(2,169)	(3,564)
Net cash provided by financing activities	443,005	36,440
Net increase (decrease) in cash and cash equivalents	6,280	(3,004)
Cash and cash equivalents, beginning of period	73,572	7,593
Cash and cash equivalents, end of period	$79,852	$4,589

Balance of restricted cash - Current	1,029	9,003
Total cash and cash equivalents including current restricted cash, end of period	$80,881	$13,592

1 Previously classified as cash and cash equivalents

Supplemental disclosure of cash flow information:

	Six Months Ended June 30,
	2007	2006

Cash paid during the period:
Interest	$10,694	$4,157

Taxes	$1,136	$-

Supplemental disclosures of non-cash investing and financing activities:

	Six Months Ended June 30,
	2007	2006

Acquisitions:
Common stock issued	$496	$47,862
Warrants issued - acquisition cost	$4,931	$4,596

Issuance of promissory note	$-	$750

Net cost of hedge on convertible note	$12,107	$-

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

Certain prior year amounts have been reclassified to conform to the current year's presentation. In addition, certain short-term investments have been reclassified from cash and cash equivalents to marketable securities. Marketable securities represent short-term investments with maturities greater than 90 days. These investments are stated at cost or par value, which approximates fair market value. Based upon the Company’s re-evaluation, the Company has reclassified these short-term investments at June 30, 2007 totaling $196.4 million from cash and cash equivalents to marketable securities on the unaudited condensed consolidated balance sheet as of June 30, 2007. The total amount of $196.4 million of these marketable securities as of June 30, 2007 were sold at par value plus accrued interest subsequent to June 30, 2007. In addition, the accompanying unaudited condensed consolidated statement of cash flows reflects this reclassification of the purchase of these marketable securities as investing activities. This reclassification has no effect on the amount of total current assets, total assets, total revenue, operating income, interest expense, net income, income per share, or cash flow from operations as previously reported.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

NOTE B - MARKETABLE SECURITIES
In accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” marketable securities, which are accounted for as available-for-sale, are stated at cost or par value, which approximates fair value and consist of highly liquid short-term investments. The total amount of $196.4 million of marketable securities as of June 30, 2007 were sold at par value plus accrued interest subsequent to June 30, 2007. There were no such investments as of December 31, 2006.

NOTE C   ACQUISITION OF DANSKIN

On March 9, 2007, the Company completed its acquisition of the Danskin brands and certain of the assets and rights related to the business of designing, marketing, licensing and/or managing the Danskin brands of Danskin, Inc. and Danskin Now, Inc.. Danskin is a 125 year-old iconic brand of women's activewear, legwear, dancewear, yoga apparel and fitness equipment. The brand is sold through better department, specialty and sporting goods stores, and directly by Danskin, Inc. through freestanding Danskin boutiques and Danskin.com. In connection with the acquisition, we also acquired Danskin Now, Inc.'s license of the Danskin Now® brand of apparel and fitness equipment to Wal-Mart Stores.

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

NOTE D   ACQUISITION OF ROCAWEAR AND UNAUDITED PROFORMA INFORMATION

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

The following unaudited pro-forma information presents a summary of the Company's consolidated results of operations as if the 2006 acquisitions of Mossimo, Inc. ("Mossimo") and the Mudd®, and Ocean Pacific® brands and certain related assets, and the 2007 acquisitions of the Danskin (see Note C) and Rocawear brands and certain related assets and their related financings had occurred on January 1, 2006. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on January 1, 2006, or which may result in the future.

(000's omitted except share information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Licensing revenues	$39,071	$38,092	$82,698	$73,808
Operating income	$29,729	$18,928	$61,177	$34,817
Net income	$14,789	$7,232	$30,850	$13,725

Basic earnings per common share	$0.26	$0.17	$0.55	$0.32
Diluted earnings per common share	$0.24	$0.15	$0.50	$0.28

NOTE E   DEBT ARRANGEMENTS

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

Term Loan Facility

In connection with the acquisition of the Rocawear brand, in March 2007, the Company entered into a $212.5 million credit agreement (the “Credit Agreement” or “Term Loan Facility”) with Lehman Brothers Inc. and Lehman Commercial Paper Inc. (“LCPI”). The Company pledged to LCPI 100% of the capital stock owned by the Company in OP Holdings and Management Corporation, a Delaware corporation (“OPHM”), and Studio Holdings and Management Corporation, a Delaware corporation (“SHM”). The Company's obligations under the Credit Agreement are guaranteed by each of OPHM and SHM, as well as by two of its other subsidiaries,OP Holdings LLC, a Delaware limited liability company (“OP Holdings”), and Studio IP Holdings LLC, a Delaware limited liability company ("Studio IP Holdings"). The guarantees are secured by a pledge to LCPI of, among other things, the Ocean Pacific, Danskin and Rocawear trademarks and related intellectual property assets, license agreements and proceeds therefrom. The loan under the Credit Agreement currently bears interest at a variable rate equal to the three-month LIBOR plus 2.25% per annum, with principal payable in equal quarterly installments in annual aggregate amounts equal to 1.00% of the initial aggregate principal amount of the loan, with any remaining unpaid principal balance to be due on March 30, 2013. The interest rate as of June 30, 2007 was 7.61%. At June 30, 2007, the balance of the Term Loan Facility was $212.0 million. The $212.5 million in proceeds from the Credit Agreement was used by us as follows: $204.0 million was used to pay the cash portion of the initial consideration for the acquisition of the Rocawear brand; approximately $0.2 million was used to pay the costs associated with the acquisition; $2.7 million will be used to pay additional costs associated with the acquisition; and $3.9 million was used to pay costs associated with the Term Loan Facility. The costs of $3.9 million in financing charges relating to the Term Loan Facility have been deferred and are being amortized over the life of the loan, using the effective interest method. The remaining cash will be invested by the Company to fund its investment in the limited liability company which will operate as a brand management and licensing company to identify brands to be acquired across a broad spectrum of consumer product categories. See Note D.

Convertible Senior Subordinated Notes

On June 20, 2007, the Company completed the sale of $287.5 million principal amount of the Company's 1.875% convertible senior subordinated notes due 2012 (the “Convertible Notes”) in a private offering to certain institutional investors. The net proceeds received by the Company from the offering were approximately $281.0 million.

The Convertible Notes bear interest at an annual rate of 1.875%, payable semi-annually in arrears on June 30 and December 31 of each year, beginning December 31, 2007. The Convertible Notes will be convertible into cash and, if applicable, shares of the Company's common stock based on a conversion rate of 36.2845 shares of the Company's common stock, subject to customary adjustments, per $1,000 principal amount of the Convertible Notes (which is equal to an initial conversion price of approximately $27.56 per share) only under the following circumstances: (1) during any fiscal quarter beginning after September 30, 2007 (and only during such fiscal quarter), if the closing price of the Company's common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is more than 130% of the conversion price per share, which is $1,000 divided by the then applicable conversion rate; (2) during the five business day period immediately following any five consecutive trading day period in which the trading price per $1,000 principal amount of the Convertible Notes for each day of that period was less than 98% of the product of (a) the closing price of the Company's common stock for each day in that period and (b) the conversion rate per $1,000 principal amount of the Convertible Notes; (3) if specified distributions to holders of the Company's common stock are made, as set forth in the indenture governing the Convertible Notes (“Indenture”); (4) if a “change of control” or other “fundamental change,” each as defined in the Indenture, occurs; (5) if the Company chooses to redeem the Convertible Notes upon the occurrence of a “specified accounting change,” as defined in the Indenture; and (6) during the last month prior to maturity of the Convertible Notes. If the holders of the Convertible Notes exercise the conversion provisions under the circumstances set forth, the Company will need to remit the lower of the principal balance of the Convertible Notes or their conversion value to the holders in cash. As such, the Company would be required to classify the entire amount outstanding of the Convertible Notes as a current liability in the following quarter. The evaluation of the classification of amounts outstanding associated with the Convertible Notes will occur every quarter.

Upon conversion, a holder will receive an amount in cash equal to the lesser of (a) the principal amount of the Convertible Note or (b) the conversion value, determined in the manner set forth in the Indenture. If the conversion value exceeds the principal amount of the Convertible Note on the conversion date, the Company will also deliver, at its election, cash or the Company's common stock or a combination of cash and the Company's common stock for the conversion value in excess of $1,000. In the event of a change of control or other fundamental change, the holders of the Convertible Notes may require the Company to purchase all or a portion of their Convertible Notes at a purchase price equal to 100% of the principal amount of the Convertible Notes, plus accrued and unpaid interest, if any. If a specified accounting change occurs, the Company may, at its option, redeem the Convertible Notes in whole for cash, at a price equal to 102% of the principal amount of the Convertible Notes, plus accrued and unpaid interest, if any. Holders of the Convertible Notes who convert their Convertible Notes in connection with a fundamental change or in connection with a redemption upon the occurrence of a specified accounting change may be entitled to a make-whole premium in the form of an increase in the conversion rate.

Pursuant to Emerging Issues Task Force (“EITF”) 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion” (“EITF 90-19”), EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock” (“EITF 00-19”), and EITF 01-6, “The Meaning of Indexed to a Company's Own Stock” (“EITF 01-6”), the Convertible Notes are accounted for as convertible debt in the accompanying Condensed Consolidated Balance Sheet and the embedded conversion option in the Notes has not been accounted for as a separate derivative. For a discussion of the effects of the Convertible Notes and the convertible note hedge and warrants discussed below on earnings per share, see Note I.

In connection with the sale of the Convertible Notes, the Company entered into convertible note hedges with respect to its common stock with two entities (the “Counterparties”). Pursuant to the agreements governing these convertible note hedges (the “Convertible Note Hedge Agreements”), the Company has purchased call options (the “Purchased Call Options”) from the Counterparties covering up to approximately 10.4 million shares of the Company's common stock. These convertible note hedges are designed to offset the Company's exposure to potential dilution upon conversion of the Convertible Notes in the event that the market value per share of the Company's common stock at the time of exercise is greater than the strike price of the Purchase Call Options (which strike price corresponds to the initial conversion price of the Convertible Notes and is simultaneously subject to certain customary adjustments). On June 20, 2007, the Company paid an aggregate amount of approximately $76.3 million of the proceeds from the sale of the Convertible Notes for the Purchased Call Options, of which $26.7 million is included in the balance of deferred tax assets.

The Company also entered into separate warrant transactions with the Counterparties whereby the Company, pursuant to the agreements governing these warrant transactions (the “Warrant Transaction Agreements”), sold to the Counterparties warrants (the “Sold Warrants”) to acquire up to 3.6 million shares of the Company's common stock, at a strike price of $42.40 per share of the Company's common stock. The Sold Warrants will become exercisable on September 28, 2012 and will expire by the end of 2012. The Company received aggregate proceeds of approximately $37.5 million from the sale of the Sold Warrants on June 20, 2007.

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

If the market value per share of the Company's common stock at the time of conversion of the Convertible Notes is above the strike price of the Purchased Call Options, the Purchased Call Options entitle the Company to receive from the Counterparties net shares of the Company's common stock, cash or a combination of shares of the Company's common stock and cash, depending on the consideration paid on the underlying Convertible Notes, based on the excess of the then current market price of the Company's common stock over the strike price of the Purchased Call Options. Additionally, if the market price of the Company's common stock at the time of exercise of the Sold Warrants exceeds the strike price of the Sold Warrants, the Company will owe the Counterparties net shares of the Company's common stock or cash, not offset by the Purchased Call Options, in an amount based on the excess of the then current market price of the Company's common stock over the strike price of the Sold Warrants.

These transactions will generally have the effect of increasing the conversion price of the Convertible Notes to $42.40 per share of Company's common stock, representing a 100% percent premium based on the last reported sale price of $21.20 per share on June 14, 2007.

Debt Maturities

(In 000's)

The Company's debt maturities are the following:

	Total	2007	2008	2009	2010	2011	thereafter
Due to Sweet (Note J)	$3,230	$-	$-	$-	$-	$3,230	$-
Kmart Note	3,781	3,781	-	-	-	-	-
Asset backed notes	147,072	19,553	21,300	23,202	25,275	27,533	30,209
Term Loan Facility	211,969	2,125	2,125	2,125	2,125	2,125	201,344
Convertible Notes	281,067	-	-	-	-	-	281,067
Total Debt	$647,119	$25,459	$23,425	$25,327	$27,400	$32,888	$512,620

NOTE F - UNZIPPED APPAREL, LLC (“UNZIPPED”)

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

Acquisition

On April 23, 2002, the Company acquired the remaining 50% interest in Unzipped from Sweet for a purchase price of three million shares of the Company's common stock and $11 million in debt evidenced by the 8% Senior Subordinated Note due in 2012 (“Sweet Note”). See Note J. In connection with the acquisition of Unzipped, the Company filed a registration statement with the Securities and Exchange Commission ("SEC") for the three million shares of the Company's common stock issued to Sweet, which was declared effective by the SEC on July 29, 2003.

Related Party Transactions

Prior to August 5, 2004, Unzipped was managed by Sweet pursuant to a management agreement (the “Management Agreement”). Unzipped also had a supply agreement with Azteca Productions International, Inc. ("Azteca") and a distribution agreement with Apparel Distribution Services, LLC ("ADS"). All of these entities are owned or controlled by Hubert Guez.

On August 5, 2004, Unzipped terminated the Management Agreement with Sweet, the supply agreement with Azteca and the distribution agreement with ADS and commenced a lawsuit against Sweet, Azteca, ADS and Hubert Guez. See Note J.

There were no transactions with these related parties during the six months ending June 30, 2007.

At June 30, 2007, the Company included in accounts payable subject to litigation amounts due to Azteca and ADS of $847,000 and $2,261,000 respectively. These amounts, however, were in dispute in the litigation at June 30, 2007. See Note J.

NOTE G - SPECIAL CHARGES

Special charges consist of professional fees related to the Unzipped litigation (See Note J)

NOTE H - STOCKHOLDERS' EQUITY

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

Summaries of the Company's stock option and warrant activity and related information for the Current Six Months follows:

	Weighted-Average
	Options	Exercise Price
Outstanding January 1, 2007	5,769,632	$4.35
Granted	-	-
Canceled	-	-
Exercised	(199,750)	5.40
Expired	-	-
Outstanding June 30, 2007	5,569,882	$4.31
Exercisable at June 30, 2007	5,482,714	$4.23

	Weighted-Average
	Warrants	Exercise Price
Outstanding January 1, 2007	799,175	$11.02
Granted in connection with Sold Warrants (see Note E)	3,628,450	42.40
Granted	80,000	20.32
Canceled	-	-
Exercised	(655,750)	11.52
Expired	-	-
Outstanding June 30, 2007	3,851,875	$40.69
Exercisable at June 30, 2007	158,425	$14.58

All warrants issued in connection with acquisitions are recorded at fair market value using the Black Scholes model and are recorded as part of purchase accounting. See Notes C and D.

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

NOTE I - EARNINGS PER SHARE

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

Certain effects on diluted net income per common share may result in future periods as a result of the Company's issuance of $281.1 million in Convertible Notes and the Company's entry into note hedge and warrant agreements during the Current Quarter. See Note E for a description of the key terms of these transactions. Under EITF 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share”, and EITF 90-19, and because of the Company's obligation to settle the par value of the Convertible Notes in cash, the Company is not required to include any shares underlying the Convertible Notes in its weighted average shares outstanding - assuming dilution until the average stock price per share for the quarter exceeds the $27.56 conversion price of the Convertible Notes and only to the extent of the additional shares that the Company may be required to issue in the event that the Company's conversion obligation exceeds the principal amount of the Convertible Notes converted. These conditions had not been met as of June 30, 2007. At any such time in the future that these conditions are met, only the number of shares that would be issuable (under the “treasury” method of accounting for the share dilution) will be included, which is based upon the amount by which the average stock price exceeds the conversion price. Therefore, no additional shares are included in the Company's calculations of earnings per share and diluted earnings per share for the Current Quarter and the Current Six Months. The condition to include underlying shares related to the warrants had not been met as of June 30, 2007 and was not met as of August 6, 2007.

NOTE J - COMMITMENTS AND CONTINGENCIES

Sweet Sportswear/Unzipped litigation

On August 5, 2004, the Company, along with its subsidiaries, Unzipped, Michael Caruso & Co., referred to as Caruso, and IP Holdings, collectively referred to as the plaintiffs, commenced a lawsuit in the Superior Court of California, Los Angeles County, against Unzipped's former manager, former supplier and former distributor, Sweet, Azteca and ADS, respectively, and a principal of these entities and former member of the Company's board of directors, Hubert Guez, collectively referred to as the Guez defendants. The Company pursued numerous causes of action against the Guez defendants, including breach of contact, breach of fiduciary duty, trademark infringement and others and sought damages in excess of $20 million. On March 10, 2005, Sweet, Azteca and ADS, collectively referred to as cross-complainants, filed a cross-complaint against the Company claiming damages resulting from a variety of alleged contractual breaches, among other things.

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

On October 27, 2006, Mr. Giannulli and other defendants also entered into a settlement letter with the California plaintiffs in the California action. Under the terms of this settlement, Mr. Giannulli and the other defendants agreed to pay plaintiffs' counsel between $620,000 and $650,000. On March 1, 2007, following the Delaware Chancery Court's approval of the Delaware settlement, the parties filed a stipulation with the California court requesting the dismissal of the action with prejudice and requesting an order awarding Plaintiffs' counsel between $620,000 and $650,000. On March 13, 2007, the California court entered an order approving the settlement, and the action was dismissed with prejudice, and Plaintiff's counsel was awarded $650,000 for fees and expenses.

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

Joint Venture with Shawn Carter

The Company has committed an amount of $5.0 million to fund its investment in a limited liability company which will operate as a brand management and licensing company to identify brands to be acquired across a broad spectrum of consumer product categories. To date, the investment has not been funded (see Note D).

NOTE K - RELATED PARTY TRANSACTIONS

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

NOTE L - INCOME TAXES

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

NOTE M   RECENT ACCOUNTING STANDARDS

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

Executive Summary. The Company is a brand management company engaged in licensing, marketing and providing trend direction for a diversified and growing consumer brand portfolio. The Company's brands are sold across every major segment of retail distribution, from luxury to mass. As of June 30, 2007, the Company owned 11 iconic consumer brands: Candie's, Bongo, Badgley Mischka, Joe Boxer, Rampage, Mudd, London Fog, Mossimo, Ocean Pacific, Danskin, and Rocawear. The Company licenses its brands worldwide through over 150 retail and wholesale licenses for use in connection with a broad variety of product categories, including women's, men's and children's apparel, footwear and accessories, home furnishings and beauty and fragrance. The Company's business model allows it to focus on its core competencies of marketing and managing brands without some of the risks and investment requirements associated with a more traditional operating company. The Company's licensing agreements with leading retail and wholesale partners throughout the world provide the Company with a predictable stream of guaranteed minimum royalties.

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

Operating Expenses. Selling, general and administrative (“SG&A”) expenses totaled $9.0 million in the Current Quarter compared to $6.8 million in the Prior Year Quarter. The increase of $2.2 million was primarily related to the following: an increase in payroll costs associated with additions to employee headcount relating to our recent acquisitions, amortization of restricted stock awards, and an increase in the amortization of intangible assets as a direct result of the Mossimo, Danskin, Rocawear, and Ocean Pacific acquisitions. For the Current Quarter and Prior Year Quarter, the Company's special charges included $331,000 and $712,000 respectively, relating to litigation involving Unzipped. See Note G of Notes to Unaudited Condensed Consolidated Financial Statements.

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

Operating Expenses. SG&A expenses totaled $16.7 million in the Current Six Months compared to $11.5 million in the Prior Year Six Months. The increase of $5.2 million was primarily related to the following: an increase in payroll costs associated with additions to employee headcount relating to our recent acquisitions, amortization of restricted stock awards, and an increase in the amortization of intangible assets as a direct result of the Mossimo, Danskin, Rocawear, and Ocean Pacific acquisitions. For the Current Six Months and Prior Year Six Months, the Company's special charges included $1.1 and $1.3 million respectively, relating to litigation involving Unzipped. See Note G of Notes to Unaudited Condensed Consolidated Financial Statements.

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

Liquidity and Capital Resources

Liquidity

Our principal capital requirements have been to fund acquisitions, working capital needs, and to a lesser extent capital expenditures. We have historically relied on internally generated funds to finance our operations and our primary source of capital needs for acquisition have been the issuance of debt and equity securities. At June 30, 2007 and December 31, 2006, our cash plus highly liquid marketable securities totaled $277.3 million and $77.8 million, respectively, including restricted cash of $1.0 million and $4.3 million, respectively.

We believe that cash from future operations as well as currently available cash and highly liquid marketable securities will be sufficient to satisfy our anticipated working capital requirements for the foreseeable future. We intend to continue financing our brand acquisitions through some combination of cash from operations, bank financing and the issuance of additional equity and/or debt securities. The Company funded the acquisition of Danskin from its cash reserves. The Rocawear acquisition has been funded from the proceeds of a loan under the Company's $212.5 million Term Loan Facility, entered into with Lehman Brothers Inc. and Lehman Commercial Paper Inc. on March 30, 2007 which was amended and restated on May 2, 2007. We have limited ability, however, to secure additional indebtedness with our existing assets due to certain provisions of IP Holdings' existing Asset-Backed Notes, in addition to certain provisions of the Term Loan Facility. The note issued by the Company under the Term Loan Facility currently bears interest at a variable rate equal to the three-month LIBOR plus 2.25% per annum, with principal payable in equal quarterly installments in annual aggregate amounts equal to 1.00% of the initial aggregate principal amount of the Term Loan Facility, with any remaining unpaid principal balance to be due on March 30, 2013. At June 30, 2007 there was $212.0 million principal amount outstanding on the Term Loan Facility. See Note E of Notes to Unaudited Condensed Consolidated Financial Statements.

Changes in Working Capital

At June 30, 2007 and December 31, 2006 the working capital ratio (current assets to current liabilities) was 7.5 to 1 and 2.8 to 1, respectively. This increase was driven by the increase in cash and cash equivalents and highly liquid marketable securities from $77.8 million at December 31, 2006 to $277.3 million at June 30, 2007, which was primarily due to our sale of $287.5 million principal amount of Convertible Notes, the net proceeds of which may be used to invest in or acquire new brands, and for general corporate purposes. This increase was offset by cash paid of $71.0 million for the acquisition of the Danskin brand. In addition, the increase in working capital can be partially attributed to the following factors: an increase in accounts receivable from $14.5 million at December 31, 2006, to $23.3 million at June 30, 2007, and the increase in prepaid advertising and other from $2.7 million at December 31, 2006, to $5.5 million at June 30, 2007, both of which were direct results of the new acquisitions; and the increase in the current portion of deferred income tax assets from $3.4 million at December 31, 2006, to $11.5 million at June 30, 2007.

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

Investing Activities

Net cash used in investing activities in the Current Six Months totaled $473.1 million, as compared to $47.3 million in the Prior Year Six Months. In the Current Six Months, the Company purchased highly liquid marketable securities totaling $196.4 million, the total amount of which was sold at par value plus accrued interest subsequent to June 30, 2007. In addition, the Company paid $71.0 million in cash for certain assets relating to the Danskin brand and $205.5 million in cash for certain assets relating to the Rocawear brand. See Notes C and D of Notes to Unaudited Condensed Consolidated Financial Statements. Capital expenditures in the Current Six Months were $40,000, compared to $558,000 in capital expenditures in the Prior Year Six Months.

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

Other Matters

Summary of Critical Accounting Policies.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and items have been eliminated in consolidation. The Company acquired the Danskin brand on March 9, 2007 and the Rocawear brand on March 30, 2007. All acquisitions have been accounted for using purchase price accounting. The purchase method of accounting requires that the total purchase price of an acquisition be allocated to the assets acquired and liabilities assumed based on their fair values on the date of the business acquisition. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. See Notes C and D. of Notes to Unaudited Condensed Consolidated Financial Statements.

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

 PART II. Other Information

Item 1. Legal Proceedings

See Note J of Notes to Unaudited Condensed Consolidated Financial Statements.

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

As of June 30, 2007, we had consolidated debt of approximately $647.1 million, including secured debt of $359.1 million ($212.0 million under our Term Loan Facility and $147.1 million under IP Holdings' asset-backed notes), primarily all of which debt was incurred in connection with our acquisition activities. We may also assume or incur additional debt, including secured debt, in the future in connection with, or to fund, future acquisitions. Our debt obligations:

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

We may not have sufficient cash to pay, or may not be permitted to pay, the cash portion of the required consideration that we may need to pay if our Convertible Notes are converted. As described in Item 1. - Note E of Notes to Unaudited Condensed Consolidated Financial Statements, upon conversion of a Convertible Note, we will be required to pay to the holder of such note a cash payment equal to the lesser of the principal amount of such note or its conversion value. This part of the payment must be made in cash, not in shares of our common stock. As a result, we may be required to pay significant amounts in cash to holders of the Convertible Notes upon their conversion.

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

The EITF is currently reviewing, among other things, the accounting method for net share settled convertible debt securities, and one of its subcommittees is considering alternative methods for such accounting. One such proposed method would require the debt and equity components of the security to be bifurcated and accounted for separately. The effect of such a change in accounting on the issuer of the security would be that the equity component of the security would be accounted for as an original issue discount and included in the paid-in-capital section of stockholders' equity on the issuer's balance sheet. As a result, net income attributable to common stockholders would be lower because accretion of the discounted carrying value of the convertible debt securities (the notes) to their face amount would be recognized as additional interest expense. The diluted earnings per share calculation would continue to be calculated based on the treasury stock method.

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

Item 5. Other Information

On August 6, 2007 the Board of Directors of the Company's amended the Company's By-laws as follows:

(i) Article I, Section 7 was amended to add a provision to the effect that any proposal by a stockholder which has not previously received the approval of the Company's Board of Directors shall require for its adoption the affirmative vote of holders of more than fifty percent (50%) of the votes which all stockholders are entitled to cast thereon, in addition to any other approval which is required by law, the Company's certificate of incorporation, its by-laws or otherwise; and (ii) Article II, Section 3 was amended to add procedures for a stockholder to nominate a person or persons for election as directors of the Company at a meeting of stockholders at which directors are elected. The procedures include requiring the nominating stockholder to deliver to the Company written a notice of the intent to make such nomination(s) personally, or by mail and the notice must be received by the Secretary of the Company at its principal executive offices, not less than 50 days nor more than 75 days prior to the meeting. However, in the event that less than 65 days' notice or prior public disclosure of the date of the meeting is given or made, the stockholder notice to be timely must be received not later than the close of business on the tenth day following the day on which such notice of the date of the meeting was mailed or public disclosure of the date of the meeting was made. Each such notice is required to include : (i) the name and address of nominating stockholder and of the person or persons to be nominated; (ii) the class and number of shares of stock held of record, owned beneficially and represented by proxy by such nominating stockholder as of the record date for the meeting (if such date has been made publicly available) and of the date of such notice; (iii) a representation that the stockholder intends to appear in person or by proxy at the meeting to nominate the person or persons specified in the notice; (iv) a description of all arrangements or understandings between the nominating stockholder and each nominee and any other person or persons (naming the person or persons) pursuant to which the nomination or nominations are to be made by the stockholder; (v) such other information regarding each nominee proposed by the stockholder as would be required to be included in a proxy statement filed pursuant to the SEC's proxy rules, had each nominee been nominated, or intended to be nominated by the Company's Board of Directors; and (vi) the consent of each nominee to serve as a director of the Company if so elected.

The description of the amendments to the By-laws described in this report does not purport to be complete and is qualified in its entirety by the language in the amended By-laws, a copy of which filed as Exhibit 3(ii) to this report and is incorporated herein by reference to such exhibit.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

Exhibit 3(ii)**	By-laws, as amended.

Exhibit 4.1(1)	Indenture, dated June 20, 2007, between Iconix Brand Group, Inc. and The Bank of New York.

Exhibit 4.2(1)	Registration Rights Agreement, dated June 20, 2007, among Iconix Brand Group, Inc., Merrill Lynch Pierce, Fenner & Smith, Incorporated & Lehman Brothers Inc.

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

Exhibit 31.1	Certification of Chief Executive Officer Pursuant To Rule 13a-14 or 15d-14 of The Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant To Rule 13a-14 or 15d-14 of The Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002.

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

**	Previously filed in Form 10-Q on August 8, 2007

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Iconix Brand Group, Inc. (Registrant)

Date: September 24, 2007	/s/ Neil Cole
Neil Cole Chairman of the Board, President and Chief Executive Officer (on Behalf of the Registrant)

Date: September 24, 2007	/s/ Warren Clamen
Warren Clamen Chief Financial Officer