Form 10-Q
period 2007-09-30
ICONIX BRAND GROUP, INC.
filed 2007-11-06
CIK 857737

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2007

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

__________________________________________________________________
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

Common Stock, $.001 Par Value - 56,914,891 shares as of October 31, 2007.

INDEX

FORM 10-Q

Iconix Brand Group, Inc. and Subsidiaries

Part I.  Financial Information
Item 1. FINANCIAL STATEMENTS

Iconix Brand Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except par value)

	September 30,	December 31,
	2007	2006
Assets	(unaudited)
Current Assets:
Cash and cash equivalents (including restricted cash of $3,647 in 2007 and $4,268 in 2006)	$255,987	$77,840
Cash and cash equivalents in escrow for pending acquisition	24,000	-
Marketable securities	13,000	-
Accounts receivable, net of reserve for doubtful accounts of $3,050 in 2007 and $1,633 in 2006	31,304	14,548
Due from affiliate	200	297
Promissory note receivable	1,000	1,000
Deferred income tax assets	3,028	3,440
Prepaid advertising and other	5,644	2,704
Total Current Assets	334,163	99,829
Property and equipment:
Furniture, fixtures and equipment	2,837	2,769
Less: Accumulated depreciation and amortization	(1,502)	(1,385)
	1,335	1,384
Other Assets:
Restricted cash	14,507	11,659
Goodwill	101,026	93,593
Trademarks and other intangibles, net	745,463	467,688
Deferred financing costs, net	7,519	3,355
Non-current deferred income tax assets	28,143	17,970
Other	4,751	5,574
	901,409	599,839
Total Assets	$1,236,907	$701,052

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$9,409	$7,043
Accounts payable, subject to litigation	4,886	4,886
Deferred revenue	3,686	1,644
Current portion of long-term debt	25,882	22,132
Total current liabilities	43,863	35,705

Deferred income taxes	69,066	59,054
Long-term debt, less current maturities	616,297	140,676
Long term deferred revenue	520	160
Total Liabilities	729,746	235,595

Commitments and contingencies

Stockholders' Equity
Common stock, $.001 par value - shares authorized 150,000; shares issued 56,956 and 56,227 respectively	57	57
Additional paid-in capital	466,249	468,881
Retained earnings (deficit)	41,715	(2,814)
Accumulated other comprehensive loss	(193)	-
Less: Treasury stock - 198 shares at cost	(667)	(667)
Total stockholders' equity	507,161	465,457
Total Liabilities and Stockholders' Equity	$1,236,907	$701,052

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Income Statements
(in thousands, except earnings per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Licensing and commission revenue	$42,681	$22,113	$112,593	$53,791

Selling, general and administrative expenses	13,400	6,072	30,130	17,572
Special charges	(39)	632	1,055	1,900

Operating income	29,320	15,409	81,408	34,319

Other expenses:
Interest expense	9,299	3,441	20,706	8,620
Interest and other income	(4,580)	(277)	(6,452)	(629)
Interest - net and other income	4,719	3,164	14,254	7,991

Income before income taxes	24,601	12,245	67,154	26,328

Provision for income taxes	7,608	4,299	22,625	2,680

Net income	$16,993	$7,946	$44,529	$23,648

Earnings per share:
Basic	$0.30	$0.20	$0.79	$0.62

Diluted	$0.28	$0.18	$0.73	$0.54

Weighted average number of common shares outstanding:
Basic	56,801	39,782	56,569	38,075

Diluted	61,380	44,818	61,289	43,469

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statement of Stockholders' Equity

Nine Months Ended September 30, 2007
(in thousands)

					Accumulated
			Additional	Retained	Other
	Common Stock		Paid - in	Earnings/	Comprehensive	Treasury
	Shares	Amount	Capital	(Deficit)	Loss	Stock	Total
Balance at January 1, 2007	56,227	$57	$468,881	$(2,814)	$-	$(667)	$465,457
Warrants issued to non-employee related to the acquisition of Danksin®	-	-	2,260	-	-	-	2,260
Warrants issued to non-employee related to the acquisition of Rocawear®	-	-	2,671	-	-	-	2,671
Common stock issued to non-employee related to the acquisition of Danksin®	13	-	241	-	-	-	241
Common stock issued to non-employee related to the acquisition of Rocawear®	12	-	255	-	-	-	255
Exercise of stock options and warrants	684	-	1,962	-	-	-	1,962
Stock option compensation	-	-	135	-	-	-	135
Tax benefit of stock option exercise	-	-	928	-	-	-	928
Amortization in connection with restricted stock	20	-	1,207	-	-	-	1,207
Expenses related to common stock issuance	-	-	(184)	-	-	-	(184)
Net cost of hedge on convertible note	-	-	(12,107)	-	-	-	(12,107)
Comprehensive income:
Net income	-	-	-	44,529	-	-	44,529
Change in fair value of cash flow hedge					(193)		(193)
Total comprehensive income	-	-	-	-	-	-	44,336
Balance at September 30, 2007	56,956	$57	$466,249	$41,715	$(193)	$(667)	$507,161

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2007	2006

Cash flows from operating activities:
Net income	$44,529	$23,648
Depreciation of property and equipment	117	157
Amortization of intangibles	3,869	1,365
Amortization of deferred financing costs	847	600
Provision for doubtful accounts	1,606	904
Stock option compensation	1,342	140
Accrued interest on long-term debt	419	-
Other comprehensive loss	(193)	-
Deferred income tax provision	22,442	2,680
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(18,362)	(9,180)
Due from affiliate	97	(51)
Prepaid advertising and other	(2,940)	(422)
Other assets	823	232
Deferred revenue	2,402	(1,630)
Accounts payable and accrued expenses	1,057	327
Net cash provided by operating activities	58,055	18,770
Cash flows from investing activities:
Purchases of property and equipment	(68)	(558)
Acquisition of Mudd®	-	(45,787)
Acquisition of London Fog®	-	(30,735)
Acquisition of Danskin	(71,035)	-
Acquisition of Rocawear	(205,534)	-
Purchase of trademarks	(110)	(1,269)
Cash and cash equivalents placed in escrow	(24,000)	-
Purchase of marketable securities	(196,400)	(78)
Sale of marketable securities	183,400	-
Net cash used in investing activities	(313,747)	(78,427)
Cash flows from financing activities:
Proceeds from long-term debt	493,531	78,000
Proceeds from the sale of warrants	37,491	-
Payment for purchase of convertible note hedge	(76,303)	-
Proceeds from exercise of stock options and warrants	1,742	4,231
Payment of long-term debt	(14,579)	(6,863)
Payment of expenses related to common stock issuance	(184)	-
Deferred financing costs	(5,011)	(550)
Restricted cash - current	621	(11,961)
Restricted cash - non-current	(2,848)	(5,593)
Net cash provided by financing activities	434,460	57,264
Net increase (decrease) in cash and cash equivalents	178,768	(2,393)
Cash and cash equivalents, beginning of period	73,572	7,593
Cash and cash equivalents, end of period	$252,340	$5,200

Balance of restricted cash - current	3,647	16,055
Total cash and cash equivalents including current restricted cash, end of period	$255,987	$21,255

Supplemental disclosure of cash flow information:

	Nine Months Ended September 30,
	2007	2006

Cash paid during the period:
Interest	$17,950	$7,150

Income Taxes	$1,576	$-

Supplemental disclosures of non-cash investing and financing activities:

	Nine Months Ended September 30,
	2007	2006

Acquisitions:
Common stock issued	$496	$54,969
Warrants issued - acquisition cost	$4,931	$4,596

Issuance of promissory note	$-	$750

Net cost of hedge on convertible note	$12,107	$-

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Unaudited)
September 30, 2007

NOTE A   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of Iconix Brand Group, Inc. ("Company", "we", "us", or "our"), all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months (“Current Quarter”) and nine months (“Current Nine Months”) ended September 30, 2007 are not necessarily indicative of the results that may be expected for a full fiscal year.

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

NOTE B - MARKETABLE SECURITIES

Marketable securities, which are accounted for as available-for-sale, are stated at fair value in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and consist of short-term debt securities. As of September 30, 2007, the Company had $13.0 million in marketable securities. There were no such investments as of December 31, 2006.

NOTE C   ACQUISITION OF DANSKIN

On March 9, 2007, the Company completed its acquisition of the Danskin trademarks from Danskin, Inc. and Danskin Now, Inc. Danskin is a 125 year-old iconic brand of women's activewear, legwear, dancewear, yoga apparel and fitness equipment. The brand is sold through better department, specialty and sporting goods stores, and directly by Triumph Apparel Corporation (formerly known as Danskin, Inc.) (“Triumph”) through freestanding Danskin boutiques and Danskin.com. In connection with the acquisition, we acquired Danskin Now, Inc.'s license of the Danskin Now® brand of apparel and fitness equipment to Wal-Mart Stores.

The purchase price for the acquisition was $70 million in cash and contingent additional consideration of up to $15 million based on certain criteria relating to the achievement of revenue and performance targets involving the licensing of the Danskin brand, all or a portion of which contingent consideration, if earned, may be paid in shares of the Company's common stock. The cash portion of the purchase price was self-funded from the Company's cash reserves. Upon the closing, a subsidiary of the Company entered into a license agreement with Triumph granting Triumph the right to continue to operate its wholesale business and freestanding retail stores under the Danskin marks acquired by the Company in the acquisition.

(000's omitted except share information)
Cash paid at closing to sellers		$70,000
Fair value of 12,500 shares of $.001 par value common stock, at $19.33 fair market value per share issued as a cost of the acquisition	$241
Fair value of 30,000 warrants ($20.18 exercise price) issued as a cost of the acquisition	284
Fair value of 133,334 warrants ($8.81 exercise price) issued as a cost of the acquisition	1,976
Total equity consideration		2,501
Other estimated costs of the acquisition		1,782
Total		$74,283

The preliminary purchase price was allocated to the estimated fair value of the assets acquired as follows:

Trademarks	$71,700
License agreements	1,700
Goodwill	883
Total allocated preliminary purchase price	$74,283

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

NOTE D   ACQUISITION OF ROCAWEAR AND UNAUDITED PROFORMA INFORMATION

On March 30, 2007, the Company completed its acquisition of the Rocawear brand and certain of the assets and rights related to the business of designing, marketing, licensing and/or managing the Rocawear brand from Rocawear Licensing LLC (“RLC”).

The purchase price for the acquisition was $204 million in cash and contingent additional consideration of up to $35 million based on certain criteria relating to the achievement of revenue and performance targets involving the licensing of the Rocawear assets, all of which contingent consideration, if earned, is to be paid in shares of the Company's common stock. The cash portion of the purchase price was funded pursuant to the Company's credit agreement with Lehman Brothers Inc. and Lehman Commercial Paper Inc., which consists of a term loan facility in an aggregate principal amount of $212.5 million. For further details on this credit agreement, see Note E. Upon the closing, a subsidiary of the Company entered into a license agreement, expiring in March 2012, with Roc Apparel Group, LLC (“Roc Apparel”), an affiliate of RLC, in which it granted Roc Apparel the exclusive right to use the Rocawear assets in connection with the design, manufacture, market and sale of menswear apparel products in the United States, its territories and possessions and military installations throughout the world. Further, upon closing, the Company committed an amount of $5.0 million to fund its investment in Scion LLC, a joint venture formed by the Company with Shawn Carter, a principal of RLC, which will operate as a brand management and licensing company to identify brands to be acquired across a broad spectrum of consumer product categories. This investment has been funded subsequent to September 30, 2007.

(000's omitted except share information)
Cash paid at closing to sellers		$204,000
Fair value of 12,500 shares of $.001 par value common stock, at $20.40 fair market value per share issued as a cost of acquisition	255
Fair value of 55,000 warrants ($20.40 exercise price) issued as a cost of the acquisition	562
Fair value of 133,334 warrants ($8.81 exercise price) issued as a cost of the acquisition	2,109
Total equity consideration		2,926
Other estimated costs of the acquisition		3,208
Total		$210,134

The preliminary purchase price was allocated to the estimated fair value of the assets acquired as follows:

(000's omitted)

Trademarks	$200,000
License agreements	5,100
Non-compete agreement	3,000
Goodwill	2,034
Total allocated preliminary purchase price	$210,134

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

The following unaudited pro-forma information presents a summary of the Company's consolidated results of operations as if the 2006 acquisitions of Mossimo, Inc. ("Mossimo") and the Mudd and Ocean Pacific® brands and certain related assets, and the 2007 acquisitions of the Danskin (see Note C) and Rocawear brands and certain related assets, and financings related to such acquisitions had occurred on January 1, 2006. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on January 1, 2006, or which may result in the future.

(000's omitted except share information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Licensing revenues	$42,681	$45,960	$125,379	$119,768
Operating income	$29,320	$26,755	$90,497	$61,572
Net income	$16,993	$9,026	$47,843	$22,750

Basic earnings per common share	$0.30	$0.21	$0.85	$0.54
Diluted earnings per common share	$0.28	$0.19	$0.78	$0.47

NOTE E   DEBT ARRANGEMENTS

 Asset-Backed Notes

The financing for certain of the Company's acquisitions has been accomplished through private placements by its subsidiary, IP Holdings LLC ("IP Holdings") of Asset-Backed Notes secured by intellectual property assets (trade names, trademarks, license agreements and payments and proceeds with respect thereto relating to the Candies®, Bongo®, Joe Boxer®, Rampage®, Mudd and London Fog brands) of IP Holdings. At September 30, 2007, the balance of the Asset-Backed Notes was $142.3 million.

Cash on hand in the bank account of IP Holdings is restricted at any point in time up to the amount of the next debt principal and interest payment required under the Asset-Backed Notes. Accordingly, $3.6 million and $4.3 million as of September 30 , 2007 and December 31, 2006, respectively, have been disclosed as restricted cash within the Company's current assets. Further, in connection with IP Holdings' issuance of Asset-Backed Notes, a reserve account has been established and the funds on deposit in such account will be applied to the last principal payment with respect to the Asset-Backed Notes. Accordingly, $14.5 million and $11.7 million as of September 30, 2007 and December 31, 2006, respectively, have been disclosed as restricted cash within other assets on the Company's balance sheets.

Interest rates and terms on the outstanding principal amount of the Asset-Backed Notes as of September 30, 2007 are as follows: $50.0 million principal amount bears interest at a fixed interest rate of 8.45% with a six year term, $22.1 million principal amount bears interest at a fixed rate of 8.12% with a six year term, and $70.2 million principal amount bears interest at a fixed rate of 8.99% with a six and a half year term.

Neither the Company nor any of its subsidiaries (other than IP Holdings) is obligated to make any payment with respect to the Asset-Backed Notes, and the assets of the Company and its subsidiaries (other than IP Holdings) are not available to IP Holdings' creditors. The assets of IP Holdings are not available to the creditors of the Company or its subsidiaries (other than IP Holdings).

The Kmart Note

In connection with the acquisition of the Joe Boxer brand in July 2005, the Company assumed a promissory note, dated August 13, 2001 in the amount of $10.8 million, which originated with the execution of the Kmart License by the former owners of the Joe Boxer brand.   The note provides for interest at 5.12% and is payable in three (3) equal annual installments, on a self-liquidating basis, on the last day of each year commencing on December 31, 2005 and continuing through December 31, 2007.  Payments due under the note may be off-set against any royalties owed under the Kmart License.  As of September 30, 2007, the outstanding balance of the note was $3.8 million. The note may be pre-paid without penalty.

Term Loan Facility

In connection with the acquisition of the Rocawear brand, in March 2007, the Company entered into a $212.5 million credit agreement (the “Credit Agreement” or “Term Loan Facility”) with Lehman Brothers Inc. and Lehman Commercial Paper Inc. (“LCPI”). The Company pledged to LCPI 100% of the capital stock owned by the Company in OP Holdings and Management Corporation, a Delaware corporation (“OPHM”), and Studio Holdings and Management Corporation, a Delaware corporation (“SHM”). The Company's obligations under the Credit Agreement are guaranteed by each of OPHM and SHM, as well as by two of its other subsidiaries, OP Holdings LLC, a Delaware limited liability company (“OP Holdings”), and Studio IP Holdings LLC, a Delaware limited liability company ("Studio IP Holdings"). The guarantees are secured by a pledge to LCPI of, among other things, the Ocean Pacific, Danskin and Rocawear trademarks and related intellectual property assets, license agreements and proceeds therefrom. The loan under the Credit Agreement currently bears interest at a variable rate equal to the three-month LIBOR plus 2.25% per annum, with minimum principal payable in equal quarterly installments in annual aggregate amounts equal to 1.00% of the initial aggregate principal amount of the loan, in addition to an annual payment equal to 50% of the excess cash flow from the Term Loan Facility group, with any remaining unpaid principal balance to be due on March 30, 2013. The interest rate as of September 30, 2007 was 7.45%. At September 30, 2007, the balance of the Term Loan Facility was $211.4 million. The $212.5 million in proceeds from the Credit Agreement was used by the Company as follows: $204.0 million was used to pay the cash portion of the initial consideration for the acquisition of the Rocawear brand; approximately $0.2 million was used to pay the costs associated with the acquisition; $2.7 million will be used to pay additional costs associated with the acquisition; and $3.9 million was used to pay costs associated with the Term Loan Facility. The costs of $3.9 million relating to the Term Loan Facility have been deferred and are being amortized over the life of the loan, using the effective interest method. The remaining cash has been invested by the Company to fund its investment in Scion LLC. See Note D.

On July 26, 2007, the Company purchased a hedge instrument to mitigate the risk of rising interest rates. This hedge instrument caps the Company’s exposure to rising interest rates at 6.00% for LIBOR for 50% of the forecasted outstanding balance of the Term Loan Facility (“interest rate cap”). Based on management’s assessment, the interest rate cap qualifies for hedge accounting under Statement of Financial Accounting Standards 133 “Accounting for Derivative Instruments and Hedging Transactions”. On a quarterly basis, the value of the hedge is adjusted to reflect its current fair value, with any adjustment flowing through other comprehensive income. At September 30, 2007, the fair value of the interest rate cap was $135,000, resulting in an other comprehensive loss of $193,000, which is reflected in the Unaudited Condensed Consolidated Balance Sheet and Statement of Stockholders’ Equity.

Convertible Senior Subordinated Notes

On June 20, 2007, the Company completed the sale of $287.5 million principal amount of the Company's 1.875% convertible senior subordinated notes due 2012 (the “Convertible Notes”) in a private offering to certain institutional investors. The net proceeds received by the Company from the offering were approximately $281.1 million.

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

Upon conversion, a holder will receive an amount in cash equal to the lesser of (a) the principal amount of the Convertible Note or (b) the conversion value, determined in the manner set forth in the Indenture. If the conversion value exceeds the principal amount of the Convertible Note on the conversion date, the Company will also deliver, at its election, cash or the Company's common stock or a combination of cash and the Company's common stock for the conversion value in excess of the principal amount. In the event of a change of control or other fundamental change, the holders of the Convertible Notes may require the Company to purchase all or a portion of their Convertible Notes at a purchase price equal to 100% of the principal amount of the Convertible Notes, plus accrued and unpaid interest, if any. If a specified accounting change occurs, the Company may, at its option, redeem the Convertible Notes in whole for cash, at a price equal to 102% of the principal amount of the Convertible Notes, plus accrued and unpaid interest, if any. Holders of the Convertible Notes who convert their Convertible Notes in connection with a fundamental change or in connection with a redemption upon the occurrence of a specified accounting change may be entitled to a make-whole premium in the form of an increase in the conversion rate.

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

In connection with the sale of the Convertible Notes, the Company entered into hedges for the Convertible Notes (“Convertible Note Hedges”) with respect to its common stock with two entities (the “Counterparties”). Pursuant to the agreements governing these Convertible Note Hedges, the Company has purchased call options (the “Purchased Call Options”) from the Counterparties covering up to approximately 10.4 million shares of the Company's common stock. These Convertible Note Hedges are designed to offset the Company's exposure to potential dilution upon conversion of the Convertible Notes in the event that the market value per share of the Company's common stock at the time of exercise is greater than the strike price of the Purchased Call Options (which strike price corresponds to the initial conversion price of the Convertible Notes and is simultaneously subject to certain customary adjustments). On June 20, 2007, the Company paid an aggregate amount of approximately $76.3 million of the proceeds from the sale of the Convertible Notes for the Purchased Call Options, of which $26.7 million is included in the balance of deferred tax assets.

The Company also entered into separate warrant transactions with the Counterparties whereby the Company, pursuant to the agreements governing these warrant transactions, sold to the Counterparties warrants (the “Sold Warrants”) to acquire up to 3.6 million shares of the Company's common stock, at a strike price of $42.40 per share of the Company's common stock. The Sold Warrants will become exercisable on September 28, 2012 and will expire by the end of 2012. The Company received aggregate proceeds of approximately $37.5 million from the sale of the Sold Warrants on June 20, 2007.

The Convertible Note Hedge transactions and the warrant transactions were separate transactions, entered into by the Company with the Counterparties, and as such are not part of the terms of the Convertible Notes and will not affect the holders' rights under the Convertible Notes. In addition, holders of the Convertible Notes will not have any rights with respect to the Purchased Call Options or the Sold Warrants. As a result of these transactions, the Company recorded a reduction to additional paid-in-capital of $12.1 million.

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

These transactions will generally have the effect of increasing the conversion price of the Convertible Notes to $42.40 per share of the Company's common stock, representing a 100% percent premium based on the last reported sale price of the Company’s common stock of $21.20 per share on June 14, 2007.

Debt Maturities

(In 000's)

The Company's debt maturities are the following:

	Total	2007	2008	2009	2010	2011	thereafter
Due to Sweet (Note J)	$3,230	$-	$-	$-	$-	$3,230	$-
Kmart Note	3,781	3,781	-	-	-	-	-
Asset backed notes	142,339	19,976	21,760	23,704	25,822	36,773	14,304
Term Loan Facility	211,438	2,125	2,125	2,125	2,125	2,125	200,813
Convertible Notes	281,391	-	-	-	-	-	281,391
Total Debt	$642,179	$25,882	$23,885	$25,829	$27,947	$42,128	$496,508

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

On August 5, 2004, Unzipped terminated the Management Agreement with Sweet, the supply agreement with Azteca and the distribution agreement with ADS and commenced a lawsuit against Sweet, Azteca, ADS and Hubert Guez. See Note K.

There were no transactions with these related parties during the nine months ended September 30, 2007.

At September 30, 2007, the Company included in accounts payable subject to litigation amounts due to Azteca and ADS of $847,000 and $2,261,000 respectively. These amounts, however, were in dispute in the litigation at September 30, 2007. See Note J.

NOTE G - SPECIAL CHARGES

Special charges consist of professional fees and reimbursement of certain fees related to the Unzipped litigation (See Note J)

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

Nine months ended
September 30,
2007
Expected Volatility	.30-.50
Expected Dividend Yield	0%
Expected Life (Term)	3-5	years
Risk-Free Interest Rate	3.00-4.75%

The options that were granted under the Company's existing stock option and equity incentive plans expire between five and ten years from the date of grant.

Summaries of the Company's stock option and warrant activity and related information for the Current Nine Months follow:

	Weighted-Average
	Options	Exercise Price
Outstanding January 1, 2007	5,769,632	$4.35
Granted	-	-
Canceled	-	-
Exercised	(290,339)	5.56
Expired	-	-
Outstanding September 30, 2007	5,479,293	$4.28
Exercisable at September 30, 2007	5,382,625	$4.21

	Weighted-Average
	Warrants	Exercise Price
Outstanding January 1, 2007	799,175	$11.02
Granted in connection with Sold Warrants (see Note E)	3,628,450	42.40
Granted	80,000	20.32
Canceled	-	-
Exercised	(702,275)	11.34
Expired	-	-
Outstanding September 30, 2007	3,805,350	$41.08
Exercisable at September 30, 2007	176,900	$13.96

All warrants issued in connection with acquisitions are recorded at fair market value using the Black Scholes model and are recorded as part of purchase accounting. See Notes C and D.

Other warrants issued to non-employees are valued at fair market value using the Black Scholes model and are expensed over the vesting period.

At September 30, 2007, 1,904,345, 1,597,334, 922,250, and 564,721 shares of common stock were reserved for issuance upon exercise of stock options under the Company's 2006 Equity Incentive Plan and its 2002, 2001, and 2000 Stock Option Plans, respectively.

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

The Company has from time to time awarded restricted shares of common stock to certain employees. The awards have restriction periods tied to employment and vest over a period of six months to five years. The cost of the restricted stock awards, which is the fair market value on the date of grant net of estimated forfeitures, is expensed ratably over the vesting period. During the Current Nine Months, the Company awarded 93,804 restricted shares with a vesting period of six months to five years and a fair market value of $1.9 million. As of September 30, 2007, 19,838 shares related to restricted stock grants had vested.

Unearned compensation expense related to restricted stock grants for the Current Quarter and Current Nine Months was approximately $523,000 and $1,207,000, respectively. An additional amount of $2.1 million is expected to be expensed evenly over a period of approximately 2-3 years.

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

As of September 30, 2007, of the total potentially dilutive shares related to stock options and warrants, approximately 3.6 million warrants to purchase common stock shares were anti-dilutive, and no stock options were anti-dilutive.

Certain effects on diluted net income per common share may result in future periods as a result of the Company's issuance of $281.1 million in Convertible Notes and the Company's entry into note hedge and warrant agreements during the Current Quarter. See Note E for a description of the key terms of these transactions. Under EITF 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share”, and EITF 90-19, and because of the Company's obligation to settle the par value of the Convertible Notes in cash, the Company is not required to include any shares underlying the Convertible Notes in its weighted average shares outstanding - assuming dilution until the average stock price per share for the quarter exceeds the $27.56 conversion price of the Convertible Notes and only to the extent of the additional shares that the Company may be required to issue in the event that the Company's conversion obligation exceeds the principal amount of the Convertible Notes converted. These conditions had not been met as of September 30, 2007. At any such time in the future that these conditions are met, only the number of shares that would be issuable (under the “treasury” method of accounting for the share dilution) will be included, which is based upon the amount by which the average stock price exceeds the conversion price. Therefore, no additional shares are included in the Company's calculations of earnings per share and diluted earnings per share for the Current Quarter and the Current Nine Months. The condition to include underlying shares related to the warrants had not been met as of September 30, 2007 and was not met as of October 31, 2007.

	For the Quarter Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(in millions)	2007	2006	2007	2006

Basic
Net income	$16,993	$7,946	$44,529	$23,648
Weighted average common shares outstanding	56,801	39,782	56,569	38,075

Basic earnings per share	$0.30	$0.20	$0.79	$0.62

Diluted
Net income	$16,993	$7,946	$44,529	$23,648
Weighted average common shares outstanding	56,801	39,782	56,569	38,075
Effect of dilutive securities:
Employee stock options and restricted stock	4,579	5,036	4,720	5,394
Weighted average common shares and share equivalents outstanding	61,380	44,818	61,289	43,469

Diluted earnings per share	$0.28	$0.18	$0.73	$0.54

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

In January 2007, a jury trial was commenced, and on April 10, 2007, the jury returned a verdict of approximately $45 million in favor of the Company and its subsidiaries, finding in favor of the Company and its subsidiaries on every claim that they pursued, and against the Guez defendants on every counterclaim asserted. Additionally, the jury found that all of the Guez defendants acted with malice, fraud or oppression with regard to each of the tort claims asserted by the Company and its subsidiaries, and on April 16, 2007, awarded plaintiffs $5 million in punitive damages against Mr. Guez personally. The Guez defendants filed post-trial motions seeking, among other things, a new trial. Though a set of preliminary rulings dated September 27, 2007, the Court granted in part, and denied in part, the Guez defendants’ post trial motions, and denied plaintiffs’ request that the Court enhance the damages awarded against the Guez defendants arising from their infringement of plaintiffs’ trademarks. Through these rulings, the Court, among other things, reduced the amount of punitive damages assessed against Mr. Guez to $4 million, and reduced the total damages awarded against the Guez defendants by approximately 50%. Plaintiffs anticipate that a judgment taking into account these rulings will be entered in their favor within the next couple of weeks. In the upcoming months the Company and its subsidiaries will request that the Court award them, pursuant to various contractual and statutory fee-shifting provisions, certain fees, expenses and costs incurred in connection with this litigation.

The Company and its subsidiaries intend to vigorously pursue collection of the judgments against the Guez defendants. Upon the entry of such judgments by the Court, the Guez defendants have the right to appeal the judgments, but should be required to post an appropriate bond to secure the judgments and to stay execution proceedings. Plaintiffs also intend to appeal, among other things, those parts of the jury’s verdicts vacated by the Court in connection with the Guez defendants’ post-trial motions, and intend to vigorously pursue such appeal.

Bader/Unzipped litigation

On November 5, 2004, Unzipped commenced a lawsuit in the Supreme Court of New York, New York County, against Unzipped's former president of sales, Gary Bader, alleging that Mr. Bader breached certain fiduciary duties owed to Unzipped as its president of sales, unfairly competed with Unzipped and tortiously interfered with Unzipped's contractual relationships with its employees. On October 5, 2005, Unzipped amended its complaint to assert identical claims against Bader's company, Sportswear Mercenaries, Ltd. On October 14, 2005, Bader and Sportswear Mercenaries filed an answer containing counterclaims to Unzipped's amended complaint, and a third-party complaint, which was dismissed in its entirety on June 9, 2006, except with respect to a single claim that it owes Bader and Sportswear Mercenaries $72,000. The Company intends to vigorously pursue its claims against Bader and Sportswear Mercenaries and to vigorously defend against the remaining claim asserted against it.

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

Additionally, on or about October 6, 2006, the Company and IP Holdings filed suit in the U.S. District Court for the Southern District of New York against BAI and its guarantor, TKO Apparel, Inc. (“TKO”) In that complaint, the Company asserts various contract, tort and trademark claims that arose as a result of the failures of BAI with regard to the Bongo men's jeans wear business and its wrongful conduct with regard to the Bongo women's jeans wear business. The Company and IP Holdings are seeking monetary damages in an amount in excess of $10 million and a permanent injunction with respect to the use of the Bongo trademark. On January 4, 2007, the District Court denied the motion of BAI and TKO to dismiss the federal court action. Currently, a stay of the District Court proceedings is in place.

Mossimo litigation

 In April 2005, Mr. Mossimo Giannulli offered to acquire all of the outstanding publicly held common stock of Mossimo, Inc. at a price of $4.00 per share. Following the announcement of such offer, six purported class action lawsuits were filed in the Court of Chancery of the State of Delaware seeking an injunction preventing the proposed acquisition of Mossimo by the Company and asserting that the Mossimo directors breached their fiduciary duties to the Mossimo stockholders. These six cases were consolidated. Although Mr. Giannulli subsequently withdrew his acquisition proposal, plaintiffs filed a first consolidated amended complaint in March 2006, in which they allege, among other things, that Mossimo and its board of directors breached their fiduciary duties and engaged in self-dealing in approving the merger agreement with the Company.

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

Joint Venture with Shawn Carter

The Company has committed an amount of $5.0 million to fund its investment in Scion LLC, a joint venture formed by the Company with Shawn Carter, which will operate as a brand management and licensing company to identify brands to be acquired across a broad spectrum of consumer product categories. This investment has been funded subsequent to September 30, 2007 (see Note D).

NOTE K - RELATED PARTY TRANSACTIONS

On May 1, 2003, the Company granted Kenneth Cole Productions, Inc. the exclusive worldwide license to design, manufacture, sell, distribute and market footwear under its Bongo brand. The chief executive officer and chairman of Kenneth Cole Productions is Kenneth Cole, who is the brother of Neil Cole, the Company's Chief Executive Officer and President. During the Current Quarter and the three months ended September 30, 2006 (“Prior Year Quarter”), the Company received $283,000 and $350,000, respectively, in royalties from Kenneth Cole Productions.

The Candie's Foundation, a charitable foundation founded by Neil Cole for the purpose of raising national awareness about the consequences of teenage pregnancy, owed the Company $200,000 and $297,000 at September 30, 2007 and December 31, 2006, respectively.

NOTE L - INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, management reviews both positive and negative evidence pursuant to the requirements of SFAS 109, including current and historical results of operations, the annual limitation on utilization of net operating loss carry forwards pursuant to Internal Revenue Code section 382, future income projections and the overall prospects of the Company's business. Based upon management's assessment of all available evidence, including the Company's completed transition into a licensing business, estimates of future profitability based on projected royalty revenues from its licensees, and the overall prospects of the Company's business, management is of the opinion that the Company will be able to utilize the deferred tax assets in the foreseeable future, and as such do not anticipate requiring a further valuation allowance. Based on current estimates of pre-tax income for the year ending December 31, 2007, the Company will have a net income tax expense for this year.

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

NOTE N - SUBSEQUENT EVENTS

On October 3, 2007 (the “Closing Date”), the Company completed its acquisition of all of the issued and outstanding limited liability company interests (the “Company Interests”) of Official Pillowtex LLC (“Official Pillowtex”), from the owners of such Company Interests (the “Sellers”) pursuant to a purchase and sale agreement dated September 6, 2007 by and among the Company, Official Pillowtex and the Sellers. Official Pillowtex is the owner of a portfolio of home brands including four primary brands, Cannon®, Royal Velvet®, Fieldcrest® and Charisma® and numerous others home brands including St. Mary's and Santa Cruz. The closing of this transaction occurred following the early termination of the statutory waiting period required under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

In accordance with the terms of the Purchase Agreement, on the Closing Date, the Company paid an aggregate of approximately $232.1 million in cash, which is subject to adjustment to reflect certain prepaid royalties and royalties receivable, as the purchase price for the Company Interests, of which (i) approximately $208.1 million was paid to the Sellers by the Company,(ii) $15.0 million, together with any interest and any other income earned thereon, was released to the Sellers by U.S. Bank National Association (the “Escrow Agent”) in accordance with the escrow agreement dated September 6, 2007 (the “Escrow Agreement”) by and among the Company, the Official Pillowtex and the Escrow Agent, and (iii) $9.0 million, together with any interest and any other income earned thereon, will be paid to the Sellers by the Escrow Agent on the twelve (12) month anniversary of the Closing Date, less any amounts due to the Company pursuant to the Sellers' indemnification obligations to the Company for breaches of the Sellers' representations, warranties, covenants and obligations made under the Purchase Agreement. The total of $24.0 million held in escrow prior to closing is reflected in the Unaudited Condensed Consolidated Balance Sheet as of September 30, 2007 under cash and cash equivalents in escrow for pending acquisition.

In addition, in accordance with the terms of the Purchase Agreement, the Sellers were granted a contingent right to receive aggregate additional payments of up to $15.0 million in cash, based upon the Official Pillowtex brands surpassing specific revenue targets.

In connection with the Company’s purchase of Official Pillowtex, the Company pledged its membership interests in Official Pillowtex, as well as its membership interests in another of the Company’s wholly-owned subsidiaries, Mossimo Holdings LLC, to the lenders under the Company’s Term Loan Facility (see Note E). These two subsidiaries also became guarantors of the Company’s obligations under the Term Loan Facility, and their guarantees are secured by a pledge of, among other things, the Official Pillowtex portfolio of brands and the Mossimo brand, respectively.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995. The statements that are not historical facts contained in this report are forward looking statements that involve a number of known and unknown risks, uncertainties and other factors, all of which are difficult or impossible to predict and many of which are beyond the control of the Company, which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. These risks are detailed in the Company’s Form 10-K for the fiscal year ended December 31, 2006 and other SEC filings. The words “believe”, “anticipate,” “expect”, “confident”, “project”, provide “guidance” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date the statement was made.

Executive Summary. The Company is a brand management company engaged in licensing, marketing and providing trend direction for a diversified and growing consumer brand portfolio. The Company’s brands are sold across every major segment of retail distribution, from luxury to mass. As of September 30, 2007, the Company owned 11 iconic consumer brands: Candie’s, Bongo, Badgley Mischka, Joe Boxer, Rampage, Mudd, London Fog, Mossimo, Ocean Pacific/OP, Danskin, and Rocawear, which it licenses worldwide through over 150 direct-to-retail and wholesale licenses for use in connection with a broad variety of product categories, including women’s, men’s and children’s apparel, footwear and accessories, home furnishings and beauty and fragrance. The Company’s business model allows it to focus on its core competencies of marketing and managing brands without many of the risks and investment requirements associated with a more traditional operating company. The Company’s licensing agreements with leading retail and wholesale partners throughout the world provide the Company with a predictable stream of guaranteed minimum royalties.

The Company’s growth strategy is focused on increasing licensing revenue from its existing portfolio of brands through adding new product categories, expanding its brands’ retail penetration and optimizing the sales of its licensees. The Company also continues the international expansion of its brands by partnering with leading licensees throughout the world. In addition to these organic growth initiatives, the Company has and intends to continue to grow through acquisition and to diversify its brand portfolio with iconic consumer brands with applicability to a wide range of merchandise categories.

Results of Operations

For the three months ended September 30, 2007

Revenue. Revenue for the Current Quarter increased to $42.7 million, from $22.1 million in the Prior Year Quarter. The largest driver of the growth of $20.6 million was revenue from the acquisitions of Mossimo and the London Fog, Ocean Pacific, Danskin and Rocawear brands and certain related assets during the last 12 months and therefore were not included in the Prior Year Quarter’s revenue.

Operating Expenses. Selling, general and administrative (“SG&A”) expenses totaled $13.4 million in the Current Quarter compared to $6.1 million in the Prior Year Quarter. The increase of $7.3 million was primarily related to an aggregate increase of $4.4 million in advertising expense and payroll costs associated with additions to employee headcount, both relating primarily to our recent acquisitions. Further, for the Current Quarter, non-cash items consisting of the amortization of restricted stock awards and an increase in the amortization of intangible assets as a direct result of the Mossimo, Danskin, Rocawear, and Ocean Pacific acquisitions accounted for an aggregate of $1.4 million of the increase in SG&A expenses. For the Current Quarter and Prior Year Quarter, the Company’s special charges included reimbursement of certain fees totaling $39,000 and an expense for professional fees of $632,000 respectively, relating to litigation involving Unzipped. See Note G of Notes to Unaudited Condensed Consolidated Financial Statements.

Operating Income for the Current Quarter increased to $29.3 million, or approximately 69% of total revenue compared to $15.4 million or approximately 70% of total revenue in the Prior Year Quarter.

Interest Expense - Net and Other Income. Net interest expense increased by $1.5 million in the Current Quarter to $4.7 million, compared to $3.2 million in the Prior Year Quarter. This increase was due primarily to an increase in the Company’s debt through financing arrangements in connection with the acquisitions of Mudd, London Fog and Rocawear. See Note D of the Notes to Unaudited Condensed Consolidated Financial Statements. Total interest expense for the Current Quarter increased by $5.9 million compared to the Prior Year Quarter. For the Current Quarter, there was a total of $4.6 million in interest and other income to partially offset the increase in interest expense during the quarter as a result of the increase in cash and cash equivalents during the Current Quarter, compared to the Prior Year Quarter when there was only $277,000 in interest income to offset the interest expense in that quarter.

Provision (Benefit) for Income Taxes. The Company accounts for income taxes in accordance with SFAS No. 109 “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, management reviews both positive and negative evidence pursuant to the requirements of SFAS No. 109, including current and historical results of operations, the annual limitation on utilization of net operating loss carry forwards pursuant to Internal Revenue Code section 382, future income projections and the overall prospects of the Company’s business. The effective income tax rate for the Current Quarter is approximately 31% resulting in the $7.6 million income tax expense, as compared to an effective tax rate of 35% resulting in the $4.3 million income tax expense for the Prior Year Quarter. The decrease in the effective tax rate from the Prior Year Quarter to the Current Year Quarter is primarily related to fluctuations in state rates expected to be realized by the Company due to new or revised tax legislation as well as the changes we have recently experienced in the level of business performed within specific tax jurisdictions.

Net income. The Company’s net income was $17.0 million in the Current Quarter, compared to net income of $7.9 million in the Prior Year Quarter, as a result of the factors discussed above.

For the nine months ended September 30, 2007

Revenue. Revenue for the Current Nine Months increased to $112.6 million from $53.8 million during the nine months ended September 30, 2006 (“Prior Year Nine Months”). The largest driver of the growth of $58.8 million was revenue from the acquisitions of Mossimo and the London Fog, Ocean Pacific, Danskin and Rocawear brands and certain related assets during the last 12 months and therefore was not included in the Prior Year Nine Months revenue.

Operating Expenses. SG&A expenses totaled $30.1 million in the Current Nine Months compared to $17.6 million in the Prior Year Nine Months. The increase of $12.5 million was primarily related to an aggregate increase of $5.5 million in advertising expense and payroll costs associated with additions to employee headcount, both relating primarily to our recent acquisitions. Further, for the Current Nine Months, non-cash items consisting of the amortization of restricted stock awards, and the amortization of intangible assets as a direct result of the Mossimo, Danskin, Rocawear, and Ocean Pacific acquisitions accounted for an aggregate of $3.4 million of the increase in SG&A expenses. For the Current Nine Months and Prior Year Nine Months, the Company’s special charges included $1.1 and $1.9 million respectively, relating to litigation involving Unzipped. See Note G of Notes to Unaudited Condensed Consolidated Financial Statements.

Operating Income for the Current Nine Months increased to $81.4 million, or approximately 72% of total revenue compared to $34.3 million or approximately 64% of total revenue in the Prior Year Nine Months.

Interest Expense - Net and Other Income. Net interest expense increased by $6.3 million in the Current Nine Months to $14.3 million, compared to net interest expense of $8.0 million in the Prior Year Nine Months. This increase was due primarily to an increase in the Company’s debt through financing arrangements in connection with the acquisitions of Mudd, London Fog, and Rocawear. See Note D of the Notes to Unaudited Condensed Consolidated Financial Statements. Total interest expense for the Current Nine Months increased by $12.1 million compared to the Prior Year Nine Months. For the Current Nine Months, there was a total of $6.5 million in interest and other income to partially offset the increase in interest expense during the period, compared to the Prior Year Nine Months when there was only $629,000 in interest income to offset the interest expense for that period, as a result of the increase in cash and cash equivalents during the Current Nine Months as compared to the Prior Year Nine Months.

Provision (Benefit) for Income Taxes. The Company accounts for income taxes in accordance with SFAS 109. Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, management reviews both positive and negative evidence pursuant to the requirements of SFAS No. 109, including current and historical results of operations, the annual limitation on utilization of net operating loss carry forwards pursuant to Internal Revenue Code section 382, future income projections and the overall prospects of the Company’s business. The effective income tax rate for the Current Nine Months is approximately 34% resulting in the $22.6 million income tax expense as compared to an effective tax rate of 10% resulting in the $2.7 million income tax expense for the Prior Year Nine Months due primarily from a reduction in the Company’s valuation allowance. There was no comparable reduction of the Company’s valuation allowance in the Current Nine Months.

Net income. The Company’s net income was $44.5 million in the Current Nine Months, compared to net income of $23.6 million in the Prior Year Nine Months, as a result of the factors discussed above.

Liquidity and Capital Resources

Liquidity

Our principal capital requirements have been to fund acquisitions, working capital needs, and to a lesser extent capital expenditures. We have historically relied on internally generated funds to finance our operations and our primary source of capital needs for acquisition have been the issuance of debt and equity securities. At September 30, 2007 and December 31, 2006, our cash plus marketable securities totaled $293.0 million and $77.8 million, respectively, including restricted cash of $3.6 million and $4.3 million, respectively.

Subsequent to the Current Quarter, on October 3, 2007, the Company completed its acquisition of Official Pillowtex for approximately $232.1 million in cash, subject to adjustment to reflect certain prepaid royalties and royalties receivable. The Company funded the acquisition from cash on hand at September 30, 2007. See Note N for further details on this acquisition.

We believe that cash from future operations as well as currently available cash and marketable securities will be sufficient to satisfy our anticipated working capital requirements for the foreseeable future. We intend to continue financing our brand acquisitions through some combination of cash from operations, bank financing and the issuance of additional equity and/or debt securities. The Company funded the acquisition of Danskin from its cash reserves. The Rocawear acquisition has been funded from the proceeds of a loan under the Company’s $212.5 million Term Loan Facility, entered into with Lehman Brothers Inc. and Lehman Commercial Paper Inc. on March 30, 2007 which was amended and restated on May 2, 2007. We have limited ability, however, to secure additional indebtedness with our existing assets due to certain provisions of IP Holdings’ existing Asset-Backed Notes, in addition to certain provisions of the Term Loan Facility. The note issued by the Company under the Term Loan Facility currently bears interest at a variable rate equal to the three-month LIBOR plus 2.25% per annum, with principal payable in equal quarterly installments in annual aggregate amounts equal to 1.00% of the initial aggregate principal amount of the Term Loan Facility, in addition to an annual payment equal to 50% of the excess cash flow from the Term Loan Facility group, with any remaining unpaid principal balance to be due on March 30, 2013. At September 30, 2007 there was $211.4 million principal amount outstanding on the Term Loan Facility. See Note E of Notes to Unaudited Condensed Consolidated Financial Statements.

Changes in Working Capital

At September 30, 2007 and December 31, 2006 the working capital ratio (current assets to current liabilities) was 7.2 to 1 and 2.8 to 1, respectively. This increase was driven by the increase in cash and cash equivalents and marketable securities from $77.8 million at December 31, 2006 to $293.0 million at September 30, 2007, which was primarily due to our sale of $287.5 million principal amount of Convertible Notes (some of the net proceeds of which were used by us to fund our acquisition of Official Pillowtex, LLC in October 2007, and the remainder of which may be used to invest in or acquire new brands and for general corporate purposes). This increase in cash and cash equivalents was offset by cash paid of $71.0 million for the acquisition of the Danskin brand. In addition, the increase in working capital can be partially attributed to the following factors: an increase in accounts receivable from $14.5 million at December 31, 2006, to $34.2 million at September 30, 2007, and the increase in prepaid advertising and other from $2.7 million at December 31, 2006, to $5.6 million at September 30, 2007, both of which were direct results of the new acquisitions; partially offset by the decrease in the current portion of deferred income tax assets from $3.4 million at December 31, 2006, to $3.0 million at September 30, 2007.

Operating Activities

Net cash provided by operating activities totaled $58.1 million in the Current Nine Months, as compared to $18.8 million of net cash provided by operating activities in the Prior Year Nine Months. Cash provided by operating activities in the Current Nine Months increased primarily due to net income of $44.5 million, amortization of intangibles of $3.9 million, an increase of $2.4 million in deferred revenues, and an increase of $22.4 million in deferred income tax assets primarily related to the provision for income taxes for the Current Nine Months, offset primarily by increases of $18.4 million in accounts receivable and $2.9 million in prepaid advertising and other. The Company continues to rely upon cash generated from licensing and commission operations to finance its operations.

Investing Activities

Net cash used in investing activities in the Current Nine Months totaled $313.7 million, as compared to $78.4 million in the Prior Year Nine Months. In the Current Nine Months, the Company purchased marketable securities totaling $196.4 million, of which marketable securities totaling $183.4 million were sold at par value plus accrued interest during the Current Quarter. In addition, the Company paid $71.0 million in cash for certain assets relating to the Danskin brand and $205.5 million in cash for certain assets relating to the Rocawear brand, and placed $24.0 million of cash into escrow related to the acquisition of Official Pillowtex, LLC. See Notes C and D of Notes to Unaudited Condensed Consolidated Financial Statements. Capital expenditures in the Current Nine Months were $68,000, compared to $558,000 in capital expenditures in the Prior Year Nine Months.

Financing Activities

Net cash provided by financing activities was $434.5 million in the Current Nine Months, compared with $57.3 million in the Prior Year Nine Months. Of the $434.5 million in net cash provided by financing activities, $212.5 million was provided from the net proceeds of the issuance of the Term Loan Facility, $281.0 million from the net proceeds of our sale of the Convertible Notes, $37.5 million from the proceeds of our sale of the Sold Warrants to the Convertible Note Hedge Counterparties, $1.7 million from proceeds in connection with the exercise of stock options, and $621,000 placed in the current reserve account. This was offset by an aggregate of $76.3 million used to purchase the Purchased Call Options from the Convertible Note Hedge Counterparties, $14.6 million used for principal payments related to the Asset-Backed Notes and the Term Loan Facility, $2.8 million in cash placed in a non-current reserve account, and $5.0 million in financing costs which have been deferred to be amortized over the remaining life of the Term Loan Facility. In the Prior Year Nine Months, $78.0 million was raised in long term debt to purchase certain assets related to the Mudd and London Fog brands, the Company received proceeds of $4.2 million from the exercise of stock options and warrants, approximately $6.9 million was used for principal payments related to the Asset-Backed Notes, $5.6 million in cash placed in a non-current reserve account, $12.0 million in cash placed in a current reserve account, and $550,000 used to pay the costs associated with the issuance of long term debt.

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

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which changes the accounting for goodwill and other intangible assets without determinable lives from an amortization method to an impairment-only approach. The Candie’s and Bongo trademarks had previously been amortized on a straight-line basis over their estimated useful lives of approximately 20 years. Effective July 1, 2005 the Company had a change in estimate of the useful lives of both the Candie’s and Bongo trademarks to indefinite life. As of September 30, 2007, the net book value of the Candie’s and Bongo trademarks totaled $14.3 million. Impairment losses are recognized for long-lived assets, including certain intangibles, used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are not sufficient to recover the assets’ carrying amount. Impairment losses are measured by comparing the fair value of the assets to their carrying amount.

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

Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Accounting for Share-Based Payment” (“SFAS 123(R)”), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Under SFAS 123(R), using the modified prospective method, compensation expense is recognized for all share-based payments granted prior to, but not yet vested as of, January 1, 2006. In December 2005, the Company’s Board of Directors approved the accelerated vesting of all employee service-based stock options previously granted under the Company’s various non-qualified stock option plans, which would have been unvested as of December 31, 2005. As a result, all options granted as of December 31, 2005, except certain options based on performance became exercisable immediately. The number of shares, exercise prices and other terms of the options subject to the acceleration remain unchanged. The acceleration of such option vesting resulted in an additional $446,000 of compensation expense reflected in pro forma net income for the year ended December 31, 2005, an amount that would have otherwise been recorded as compensation expense in the years ending December 31, 2006 and 2007, but had no impact on compensation recognition in 2005 as the options would have otherwise vested. Prior to the adoption of SFAS 123(R), the Company accounted for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Accordingly, the compensation cost for stock options had been measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount the employee must pay to acquire the stock. In accordance with the modified prospective transition method, the consolidated financial statements have not been restated to reflect the impact of SFAS 123(R). The impact on the Company’s financial condition and results of operations of adopting SFAS 123(R) will depend on the number and terms of stock options granted in future years, the amount of which can not currently be estimated by management.

The Company accounts for income taxes in accordance with SFAS 109. Under SFAS 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, management reviews both positive and negative evidence pursuant to the requirements of SFAS 109, including current and historical results of operations, the annual limitation on utilization of net operating loss carry forwards pursuant to Internal Revenue Code section 382, future income projections and the overall prospects of the Company’s business. Based upon management’s assessment of all available evidence, including the Company’s completed transition into a licensing business, estimates of future profitability based on projected royalty revenues from its licensees, and the overall prospects of the Company’s business, management concluded in the Current Quarter that it is more likely than not that the net deferred income tax asset recorded as of September 30, 2007 will be realized.

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

Other Factors

We continue to seek to expand and diversify the types of licensed products being produced under our various brands, as well as diversify the distribution channels within which licensed products are sold, in an effort to reduce dependence on any particular retailer, consumer or market sector. The success of our company, however, will still remain largely dependent on our ability to build and maintain brand awareness with the consumer, contract with and retain key licensees, and on our licensees’ ability to accurately predict upcoming fashion trends within their respective customer bases and fulfill the product requirements of their particular retail channels within the global marketplace. Unanticipated changes in consumer fashion preferences, slowdowns in the U.S. economy, changes in the prices of supplies, consolidation of retail establishments, and other factors noted in the Risk Factors section of this report and in our Annual Report on Form 10-K for the year ended December 31, 2006, could adversely affect our licensees’ ability to meet and/or exceed their contractual commitments to us and thereby adversely affect our future operating results.

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

The primary interest rate exposures on floating rate financing arrangements are with respect to short-term interest rates. The Company had approximately $211.4 million in variable rate credit facilities at September 30, 2007, of which 50% of the forecasted balance is hedged through an interest rate cap set at 6.00% for LIBOR.

Item 4. Controls and Procedures

The Company maintains “disclosure controls and procedures”, as such term is defined under Rule 13a-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”), that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, the Company’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and the Company’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company has carried out an evaluation, as of the end of period covered by this report, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon the management’s evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that at the end of the period covered by this report the Company’s disclosure controls and procedures were effective in ensuring that material information relating to the Company that is required to be disclosed in the Company’s Exchange Act reports is made known to the Chief Executive Officer and Chief Financial Officer by others within the Company in a timely manner.

There have been no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

 PART II. Other Information

Item 1. Legal Proceedings

See Note J of Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1A. Risk Factors.

In addition to the risk factors disclosed in Part 1, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2006 (other than the risk relating to the California state court litigation which was decided in our favor in April 2007, and the additional risks related to an increase in our total consolidated debt and increases in our goodwill and other intangible assets during the Current Nine Months due to our acquisitions of the Danskin and Rocawear brands), set forth below are certain factors that have affected, and in the future could affect, our operations or financial condition. We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could impact our operations. The risks described below and in our Annual Report on Form 10-K for the year ended December 31, 2006 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our financial condition and/or operating results.

Our existing and future debt obligations could impair our liquidity and financial condition, and in the event we are unable to meet our debt obligations we could lose title to our trademarks.

As of September 30, 2007, we had consolidated debt of approximately $642.2 million, including secured debt of $353.7 million ($211.4 million under our Term Loan Facility and $142.3 million under IP Holdings’ asset-backed notes), primarily all of which debt was incurred in connection with our acquisition activities. We may also assume or incur additional debt, including secured debt, in the future in connection with, or to fund, future acquisitions. Our debt obligations:

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

While we believe that by virtue of the guaranteed minimum royalty payments due to us under our licenses we will generate sufficient revenues from our licensing operations to satisfy our obligations for the foreseeable future, in the event that we were to fail in the future to make any required payment under agreements governing our indebtedness or fail to comply with the financial and operating covenants contained in those agreements, we would be in default regarding that indebtedness. A debt default could significantly diminish the market value and marketability of our common stock and could result in the acceleration of the payment obligations under all or a portion of our consolidated indebtedness. In the case our Term Loan Facility, it would enable the lenders to foreclose on the assets securing such debt, including Ocean Pacific/OP, Danskin, Rocawear and Mossimo trademarks, as well as the trademarks acquired by us in connection with our Official Pillowtex acquisition, and, in the case of of IP Holdings’ asset-backed notes, it would enable the holders of such notes to foreclose on the assets securing such notes, including the Candie’s, Bongo, Joe Boxer, Rampage, Mudd, and London Fog trademarks.

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

As of September 30, 2007, goodwill represented approximately $101.0 million, or 8% of our total assets, and trademarks and other intangible assets represented approximately $745.5 million, or 60% of our total assets. Under SFAS 142, goodwill and indefinite life intangible assets, including some of our trademarks, are no longer amortized, but instead are subject to impairment evaluation based on related estimated fair values, with such testing to be done at least annually. While, to date, no impairment write-downs have been necessary, any write-down of goodwill or intangible assets resulting from future periodic evaluations would, as applicable, either decrease our net income or increase our net loss and those decreases or increases could be material.

A substantial portion of our licensing revenue is concentrated with a limited number of retailers such that the loss of any of such licensees could decrease our revenue and impair our cash flows.

Our licenses with Target, Kohl’s and Kmart Corporation, were our three largest licenses during the three months and nine months ended September 30, 2007, representing approximately 23% and 31%, respectively, of our total revenue for such periods. Our license agreement with Kohl’s grants it the exclusive U.S. license with respect to the Candie’s trademark for a wide variety of product categories for an initial term expiring in December 2010; our license agreement with Kmart grants it the exclusive U.S. license with respect to the Joe Boxer trademark for a wide variety of product categories for a term expiring in December 2010; and our license agreement with Target grants it the exclusive U.S. license with respect to the Mossimo trademark for substantially all Mossimo-branded products for an initial term expiring in January 2010. Because we are dependent on these licensees for a significant portion of our licensing revenue, if any of them were to have financial difficulties affecting its ability to make guaranteed payments, or if any of these licensees decides not to renew or extend its existing agreement with us, our revenue and cash flows could be reduced substantially. For example, as of September 2006, Kmart had not approached the sales levels of Joe Boxer products needed to trigger royalty payments in excess of its guaranteed minimums since 2004, and, as a result, when we entered into the current license agreement with Kmart in September 2006 expanding its scope to include Sears stores and extending its term from December 2007 to December 2010, we agreed to reduce its guaranteed annual royalty minimums by approximately half, as a result of which our revenues from this license were substantially reduced.

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

We may not be able to pay the cash portion of the conversion price upon any conversion of the $287.5 million principal amount of our outstanding Convertible Notes, which would constitute an event of default with respect to such notes and could also constitute a default under the terms of our other debt.

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

For the purpose of calculating diluted earnings per share, a convertible debt security providing for net share settlement of the excess of the conversion value over the principal amount, if any, and meeting specified requirements under EITF Issue No. 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion,” is accounted for similar to non-convertible debt, with the stated coupon constituting interest expense and any shares issuable upon conversion of the security being accounted for under the treasury stock method. The effect of the treasury stock method is that the shares potentially issuable upon conversion of the notes are not included in the calculation of our diluted earnings per share until the conversion price is “in the money,” and we are assumed to issue the number of shares of common stock necessary to settle.

In July 2007, the FASB voted unanimously to reconsider the current accounting for convertible debt securities that requires or permits settlement in cash either in whole or in part upon conversion (“cash settled debt securities”), which includes our Convertible Notes. Under a potential FASB proposal for a method of accounting that would be applied retroactively, the debt and equity components of such a security would be bifurcated and accounted for separately in a manner that reflects the issuer’s economic interest cost. While the effect on us of this proposal cannot be quantified unless and until the FASB finalizes its guidance, under this proposal, we could recognize higher interest on our Convertible Notes at effective rates more comparable to what we would have incurred had we issued nonconvertible debt with otherwise similar terms. Therefore, if the proposed method of accounting for cash settled convertible debt securities is adopted by the FASB as described above, it would have an adverse impact on our past and future reported financial results. In addition, any other change that could affect the accounting for convertible securities, including any changes in generally accepted accounting principles in the United States, could have a material impact on our reported or future financial results.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table represents information with respect to purchases of Common Stock made by the Company during the three months ended September 30, 2007:

Month of purchase	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plan or program	Maximum dollar value of shares that may yet be purchased under the program
July 1 - July 31 2007	—	$—	$—	$—
August 1 - August 31, 2007	—	$—	$—	$—
September 1 -September 30, 2007	2,428	$22.90	$—	$—
Total	2,428	$22.90	$—	$—

(1)	Represents shares of common stock surrendered to the Company to pay employee withholding taxes due upon the vesting of restricted stock.

Item 4. Submission of Matters to a Vote of Security-Holders.

At the Company’s Annual Meeting of Stockholders held on August 16, 2007, the stockholders of the Company voted to elect the six individuals named below to serve as Directors of the Company, to approve an amendment to the Company’s Certificate of Incorporation to increase the authorized common stock from 75,000,000 shares to 150,000,000 shares and to ratify the appointment of BDO Seidman, LLP as the Company’s independent registered public accountants for the fiscal year ending December 31, 2007.

1) The votes cast by stockholders with respect to the election of Directors were as follows:

Director	Votes Cast “For”	Votes Withheld
Neil Cole	51,418,337	1,149,655
Barry Emanuel	51,266,877	1,301,115
Steven Mendelow	52,009,142	558,850
Drew Cohen	50,097,668	2,470,324
F. Peter Cuneo	52,008,953	559,039
Mark Friedman	51,878,957	689,035

2) The votes cast by stockholders with respect to the amendment to the Company’s Certificate of Incorporation to increase the Company’s authorized common stock to 150,000,000 shares were as follows:

Votes Cast “For”	Votes Cast “Against”	Votes “Abstaining”
46,928,957	5,585,057	53,978

In addition, there were no “broker non-votes” with respect to the proposal to amend the Company’s Certificate of Incorporation.

3) The votes cast by stockholders with respect to the ratification of the appointment of BDO Seidman, LLP were as follows:

Votes Cast “For”	Votes Cast “Against”	Votes “Abstaining”
51,901,702	624,711	41,579

In addition, there were no “broker non-votes” with respect to the proposal to ratify the appointment of BDO Seidman, LLP.

Item 5. Other Information

None noted.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

Exhibit 2.1 (1)*	Purchase and Sale Agreement, dated September 16, 2007, by and among Iconix Brand Group, Inc., Official Pillowtex, LLC and the Sellers of interests in Official Pillowtex, LLC (the “Sellers)

Exhibit 3(i)	Certificate of Incorporation, as amended.

Exhibit 10.1(1)	Escrow Agreement dated September 6, 2007 by and between Iconix Brand Group, Inc., Ben Kraner, on behalf of the Sellers as each Seller’s authorized attorney-in-fact, and the escrow agent.

Exhibit 31.1	Certification of Chief Executive Officer Pursuant To Rule 13a-14 or 15d-14 of The Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant To Rule 13a-14 or 15d-14 of The Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002.

(1) Filed as an exhibit to the Current Report on Form 8-K of Iconix Brand Group, Inc. for the event dated October 3, 2007 and incorporated by reference herein.

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

Iconix Brand Group, Inc. (Registrant)

Date: November 6, 2007	/s/ Neil Cole
Neil Cole Chairman of the Board, President and Chief Executive Officer (on Behalf of the Registrant)

Date: November 6, 2007	/s/ Warren Clamen
Warren Clamen Chief Financial Officer