Form 10-K
period 2007-12-31
ICONIX BRAND GROUP, INC.
filed 2008-02-29
CIK 857737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of the close of business on June 30, 2007 was approximately $1.26 billion. As of February 26, 2008, 57,391,675 shares of the registrant's Common Stock, par value $.001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

ICONIX BRAND GROUP, INC. -FORM 10-K

Unless the context requires otherwise, references in this Form 10-K to the “Company”, “Iconix”, “we”, “us”, “our”, or similar pronouns refer to Iconix Brand Group, Inc. and its consolidated subsidiaries, including: IP Holdings LLC, which is referred to as IP Holdings; Bright Star Footwear, Inc., which is referred to as Bright Star; Badgley Mischka Licensing LLC, which is referred to as Badgley Mischka Licensing; Mossimo Holdings LLC, which is referred to as Mossimo Holdings; OP Holdings LLC, which is referred to as OP Holdings; Studio IP Holdings LLC, which is referred to as Studio IP Holdings; and Official-Pillowtex LLC, which is referred to as Official-Pillowtex or Pillowtex.

PART I

Item 1.  Business

General

The Company is a brand management company engaged in licensing, marketing and providing trend direction for a portfolio of owned consumer brands. The Company currently owns 16 brands, Candie's®, Bongo®, Badgley Mischka®, Joe Boxer®, Rampage®, Mudd®, London Fog®, Mossimo®, Ocean Pacific®/OP®, Danskin®, Rocawear®, Cannon®, Royal Velvet®, Fieldcrest®, Charisma® and Starter®, which it licenses directly to leading retailers, wholesalers and suppliers for use across a wide range of product categories, including apparel, fashion accessories, footwear, beauty and fragrance, and home products and decor. The Company’s brands are sold across a variety of distribution channels, from the mass tier to the luxury market. The Company supports its brands with innovative advertising and promotional campaigns designed to increase brand awareness, and provides its licensees with coordinated trend direction to enhance product appeal and help maintain and build brand integrity.

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

The Company also continues to arrange, as agent, through its wholly-owned subsidiary, Bright Star, for the manufacture of footwear products for mass market and discount retailers under their private label brands. Bright Star has no inventory and earns commissions on sales.

Since October 2004, the Company has acquired the following 14 brands:

Date acquired	Brand
October 2004	Badgley Mischka
July 2005	Joe Boxer
September 2005	Rampage
April 2006	Mudd
August 2006	London Fog
October 2006	Mossimo
November 2006	Ocean Pacific/OP
March 2007	Danskin and Rocawear
October 2007	Official-Pillowtex brands (including Cannon, Royal Velvet, Fieldcrest and Charisma)
December 2007	Starter

In connection with its licensing model, the Company has eliminated its inventory risk, substantially reduced its operating exposure, improved its cash flows and net income margins and benefited from the model's scalability, which enables the Company to leverage new licenses with its existing infrastructure. The Company's objective is to capitalize on its brand management expertise and relationships and continue to build a diversified portfolio of consumer brands that generate increasing revenues. To achieve this, the Company intends to continue pursuing organic growth through its existing brands, pursue additional international licensing arrangements and purchase new brands to build its trademark portfolio.

Additional information

The Company was incorporated under the laws of the state of Delaware in 1978. Its principal executive offices are located at 1450 Broadway, New York, New York 10018 and its telephone number is (212) 730-0300. The Company’s website address is www.iconixbrand.com. The information on the Company’s website does not constitute part of this Form 10-K. The Company has included its website address in this document as an inactive textual reference only. Candie’s®, Bongo®, Joe Boxer®, Rampage®, Mudd® and London Fog® are the registered trademarks of the Company’s wholly-owned subsidiary, IP Holdings; Badgley Mischka® is the registered trademark of the Company’s wholly-owned subsidiary, Badgley Mischka Licensing; Mossimo® is the registered trademark of the Company’s wholly-owned subsidiary, Mossimo Holdings; Ocean Pacific®  and OP®  are the registered trademarks of the Company’s wholly-owned subsidiary, OP Holdings; Danskin®, Danskin Now®, Rocawear® and Starter® are the registered trademarks of the Company’s wholly-owned subsidiary, Studio IP Holdings; and Fieldcrest®, Royal Velvet®, Cannon® and Charisma® are the registered trademarks of the Company’s wholly-owned subsidiary, Official-Pillowtex. Each of the other trademarks, trade names or service marks of other companies appearing in this Form 10-K is the property of its respective owner.

The Company's brands

The Company’s objective is to continue to develop and build a diversified portfolio of iconic consumer brands by organically growing its existing portfolio and by acquiring new brands that leverage the Company’s brand management expertise and existing infrastructure. To achieve this objective, the Company intends to:

•
extend its existing brands by adding additional product categories, expanding the brands’ retail presence and optimizing its licensees’ sales through innovative marketing that increases consumer awareness and loyalty;

•	continue its international expansion through additional partnerships with leading retailers and wholesalers worldwide; and

•	continue acquiring consumer brands with high consumer awareness, broad appeal, applicability to a range of product categories and an ability to diversify the Company’s portfolio.

In managing its brands, the Company seeks to capitalize on the brands’ histories, while simultaneously working to keep them relevant to today’s consumer.

As of December 31, 2007, the Company’s brand portfolio consisted of the following 16 iconic consumer brands:

Candie’s. Candie’s is known primarily as a junior lifestyle brand, with products in the footwear, apparel and accessories categories, and has achieved brand recognition for its flirty and fun image, value prices and affiliations with celebrity spokespeople. The Company purchased the brand from a predecessor company in 1993, making it the Company’s longest held trademark. The primary licensee of Candie’s is Kohl’s Department Stores, Inc. (“Kohl’s”), which commenced the roll out of the brand in July 2005 in all of its stores with a multi-category line of Candie’s lifestyle products, including sportswear, denim, footwear, handbags, intimate apparel, children’s apparel, fragrance and home accessories. Celebrity spokespeople for the Candie’s brand over the past two decades have included Jenny McCarthy, Destiny’s Child, Alyssa Milano, Kelly Clarkson, Ashlee Simpson, Hilary Duff, Pat Benatar, Fergie and, currently, Hayden Panettiere.

Bongo. The Bongo brand is positioned as a California lifestyle brand, with a broad range of women’s and children’s casual apparel and accessories, including denim, sportswear, eyewear, fragrance and watches. The brand was established in 1982 and was purchased by the Company in 1998. Bongo products are sold primarily through mid-tier department stores, such as JC Penney, Kohl’s, Sears, Goody’s and Mervyn’s. The Company has 16 Bongo licenses, including those licensed internationally to wholesalers in South America and Central America. Celebrity spokespeople for the Bongo brand have included Liv Tyler, Rachel Bilson, Nicole Richie, the stars of the top rated MTV television reality show Laguna Beach, and Vanessa Minnillo. Currently, Kim Kardashian is the spokesperson for the Bongo brand.

Badgley Mischka. The Badgley Mischka brand is known as one of the premiere couture eveningwear brands. The brand was established in 1988 and was acquired by the Company in October 2004. Badgley Mischka products are sold in luxury department and specialty stores, including Bergdorf Goodman, Neiman Marcus and Saks Fifth Avenue, with its largest retail categories being women’s apparel and accessories. The Company has 18 Badgley Mischka licenses. Badgley Mischka designs have been worn by such celebrities as Angelina Jolie, Catherine Zeta Jones, Halle Berry, Kate Winslet, and Ashley and Mary Kate Olsen. Currently, the spokesperson for the brand is actress Teri Hatcher.

Joe Boxer. Joe Boxer is a highly recognized underwear, sleepwear and loungewear brand known for its irreverent and humorous image and provocative promotional events. The brand was established in 1985 and was acquired by the Company in July 2005. Kmart Corporation (“Kmart”), a wholly-owned subsidiary of Sears Holding Corporation, has held the exclusive license in the United States covering Joe Boxer apparel, fashion accessories and home products for men, women, teens and children since 2001. In September 2006, the Company expanded the license with Kmart to extend the brand into Sears’ stores. The brand is also being developed internationally, with 14 international licenses, including licenses in Canada, Mexico, the United Kingdom, and Scandinavia.

Rampage. Rampage was established in 1982 and is known as a contemporary/junior women’s sportswear brand. The brand was acquired by the Company in September 2005. Rampage products are sold through better department stores such as Macy’s, with the largest retail categories being sportswear, footwear, intimate apparel and swimwear. The Company licenses the brand to 17 wholesalers in the United States and to partners in parts of South and Central America and the Middle East. Supermodel Petra Nemcova is the spokesperson for the Rampage brand and has modeled for its campaigns for the past few seasons.

Mudd. Mudd is a highly recognizable junior apparel brand, particularly in the denim and footwear categories. It was established in 1995 and acquired by the Company in April 2006. There are 15 licenses for Mudd products, including jeanswear, footwear, eyewear and a variety of other accessories, which are distributed through mid-level department stores such as JC Penney.

London Fog. London Fog is a classic brand known worldwide for its outerwear, cold weather accessories, umbrellas, luggage and travel products. The brand was established over 80 years ago and was acquired by the Company in August 2006. The brand is sold through the better department store channel. The Company has 13 London Fog licenses, including a direct-to-retail license agreement with Hudson’s Bay Corporation in Canada, covering apparel, accessories and lifestyle products. Spokespeople for the London Fog brand have included Kevin Bacon and Nicolette Sheridan.

Mossimo. Mossimo is known as a contemporary, active and youthful lifestyle brand and is one of the largest apparel brands in the United States. The brand was established in 1986 and acquired by the Company in October 2006. In the United States, Target Corporation (“Target”) holds the exclusive Mossimo brand license covering apparel products for men, women and children, including casual sportswear, denim, swimwear, body wear, watches, handbags and other fashion accessories. The brand is also licensed to eight wholesale partners in Australia, New Zealand, South America, Mexico, the Philippines, and Japan.

Ocean Pacific/OP. Ocean Pacific and OP are global action-sports lifestyle apparel brands which trace their heritage to Ocean Pacific’s roots as a 1960’s surfboard label. The Company acquired the Ocean Pacific brands in November 2006 at which time it assumed 15 domestic licenses covering such product categories as footwear, sunglasses, kids’ apparel and fragrance. For the Ocean Pacific brands, the Company has 21 wholesale licenses and two direct-to-retail licenses, including one with Wal-Mart Stores, Inc. (“Wal-Mart”) for the United States, Brazil, India and China, and one with The Style Company for the Middle East.

Danskin. Danskin, our oldest brand, is a 125 year-old iconic brand of women's activewear, legwear, dancewear, yoga apparel and fitness equipment, which the Company acquired in March 2007. The Danskin brand is sold through better department, specialty and sporting goods stores and through freestanding Danskin boutiques and Danskin.com. In addition, the Company has a direct-to-retail license with Wal-Mart for its Danskin Now® brand for apparel and fitness equipment.

Rocawear. Rocawear is a leading international, urban lifestyle apparel brand established by Shawn “Jay-Z” Carter, Damon Dash and Kareem Burke in 1999. The Company acquired the Rocawear brand in March 2007. There are 23 licenses for Rocawear products, including men’s, women’s and kids’ apparel, outerwear, footwear, jewelry, handbags and fragrance. Rocawear products are sold through better department and specialty stores. The founder, Jay-Z, remains actively involved in the brand as the core licensee, and has been contracted to aid with the creative direction of the brand.

In October 2007, the Company expanded its portfolio by acquiring the following four brands through its acquisition of Official-Pillowtex:

Cannon. Cannon is one of the most recognizable brands in home textiles with a strong heritage and history and is known as the first textile brand to sew logos onto products. Cannon is distributed in over 1,000 doors in regional department stores, including Meijer, ShopKo, Mervyn’s and Steinmart, as well as in Wal-Mart and Costco. Cannon was established in 1887, making it the Company’s third oldest brand. In February 2008, the Company signed a direct-to-retail license with Kmart for Cannon.

Royal Velvet. Royal Velvet is a distinctive luxury home textile brand that strives to deliver the highest quality to consumers. The Royal Velvet towel has been an industry standard since 1954 and is known as the authority for color and quality. Royal Velvet products, including towels, sheets, rugs and shams, are sold pursuant to seven licenses in over 3,000 locations through the high-end and better department store channels. The core licensee for Royal Velvet is Li & Fung Limited, which in February 2008 established an exclusive distribution arrangement with Bed Bath & Beyond Inc.

Fieldcrest. Fieldcrest is a brand of contemporary relevance to the mass channel consumer. The brand is known for quality bed and bath textiles that are easy care, soft, easy to coordinate and classic in style. Fieldcrest home products are sold through the mass channel, with Target having the exclusive license in the United States since Spring 2005. The Fieldcrest brand was created in 1883, making it the Company’s second oldest brand.

Charisma. Charisma home textiles were introduced in the 1970s and are known for their quality materials and classic designs. Charisma products are currently distributed through better department stores such as Bloomingdales. The Company has two licenses for the brand, including Westpoint Stevens, Inc..

In December 2007, the Company acquired the Starter brand.

Starter.  Starter, founded in 1971 and one of the original brands in licensed team merchandise, is a highly recognized and authentic brand of athletic apparel and footwear. Today, products bearing the Starter brand are distributed in the United States, primarily at Wal-Mart, through a number of different wholesale licensees. Starter is also licensed internationally and sold through retailers including Carrefour and Metro. Starter was acquired by the Company in December 2007. The Company currently has 27 Starter licenses.

Scion LLC

Scion LLC is a brand management and licensing company formed by the Company with Shawn “Jay-Z” Carter in March 2007 to buy, create and develop brands across a spectrum of consumer product categories. On November 7, 2007, Scion completed its first brand acquisition when its wholly-owned subsidiary purchased Artful Dodger™, an exclusive, high end urban apparel brand for a purchase price of $15.0 million. Concurrent with the acquisition of Artful Dodger, Scion entered into a license agreement covering all major apparel categories for the United States.

Bright Star

Concurrent with the acquisition of Artful Dodger, Scion entered into a license agreement covering all major apparel categories for the United States.

Bright Star provides design direction and arranges for the manufacturing and distribution of men’s private label footwear products primarily for Wal-Mart under its private labels. Bright Star acts solely as an agent and never assumes ownership of the goods. For the years ended December 31, 2007, and December 31, 2006, Bright Star’s agency commissions represented 1.5% and 3.0%, respectively, of the Company’s revenues.

Transition to a brand management company

Prior to 2004, the Company designed, procured the manufacture of, and sold footwear and jeanswear under the two trademarks it owned at the time: Candie’s and Bongo. Commencing in May 2003, however, it began to implement a shift in its business model designed to transform it from a wholesaler and retailer of jeanswear and footwear products to a brand management company focused on licensing and marketing its portfolio of consumer brands. In May 2003, the Company licensed out both its Bongo footwear business and its Candie’s footwear business to third party licensees, and, by the end of 2003, it had eliminated all of its Candie’s retail concept stores. Effective in August 2004, the Company also licensed out its Bongo jeans wear operations, which were previously conducted through its wholly-owned subsidiary, Unzipped Apparel, LLC (“Unzipped”). Beginning January 2005, the Company also changed its business practices with respect to its Bright Star subsidiary, as a result of which Bright Star began acting solely as an agent for, as opposed to an indirect wholesaler to, its private label footwear clients. As a result of these changes to its operations, since the end of 2004, the Company has had no wholesale or retail operations or product inventory and has operated solely as a brand management company.

Since October 2004, the Company has acquired 14 new brands, bringing its total number of iconic brands to 16 as of December 31, 2007, and, since July 2005, when the Company entered into its first multi-category retail license with Kohl’s, the Company has entered into multi-category retail licenses with a number of other retailers, such as Target, Sears Holding Corporation and Wal-Mart. As of December 31, 2007, the Company had 220 wholesale and retail licenses.

Licensing relationships

The Company's business strategy is to maximize the value of its brands by entering into strategic licenses with partners who have the responsibility for manufacturing and selling the licensed products. The Company licenses its brands with respect to a broad range of products, including apparel, footwear, fashion accessories, sportswear, home products and décor, and beauty and fragrance. The Company seeks licensees with the ability to produce and sell quality products in their licensed categories and the demonstrated ability to meet and exceed minimum sales thresholds and royalty payments to the Company.

The Company maintains retail and wholesale licenses. The retail licenses typically restrict the sale of products under the brand to a single retailer but cover a broad range of product categories. For example, the Candie’s brand is licensed to Kohl’s in the United States across approximately 25 product categories. The wholesale licenses typically are limited to a single or small group of related product categories, but permit broader distribution in the designated territory to stores within an approved channel. For example, the Company licenses Rampage to 17 partners across product categories ranging from footwear and apparel to handbags and fragrances. Each of the Company’s licenses also has a stipulated territory or territories, as well as distribution channels, in which the licensed products may be sold. Currently, most of the licenses are U.S. based licenses, but the Company anticipates the number of foreign based licenses to grow and revenue generated by international businesses to increase as the Company’s brands grow internationally.

Typically, the Company's licenses require the licensee to pay the Company royalties based upon net sales and guaranteed minimum royalties in the event that net sales do not reach certain specified targets. The Company's licenses also typically require the licensees to pay to the Company certain minimum amounts for the advertising and marketing of the respective licensed brands. As of December 31, 2007, the Company had 220 royalty-producing licenses with respect to its 16 brands.

The Company believes that coordination of brand presentation across product categories is critical to maintaining the strength and integrity of its brands. Accordingly, the Company maintains the right in its licenses to preview and approve all product, packaging and presentation of the licensed brand. Moreover, in most licenses, prior to each season, representatives of the Company supply licensees with trend guidance as to the “look and feel” of the current trends for the season, including colors, fabrics, silhouettes and an overall style sensibility, and then work with licensees to coordinate the licensed products across the categories to maintain the cohesiveness of the brand's overall presentation in the market place. Thereafter, the Company obtains and approves (or objects and requires modification to) product and packaging provided by each licensee on an on-going basis. In addition, the Company communicates with its licensees throughout the year to obtain and review reporting of sales and the calculation and payment of royalties.

In the fiscal year ended December 31, 2007, the Company’s largest direct-to-retail licenses were with Target, Kohl’s, and Kmart, which collectively represented 27% of total revenue for the period.

Key licenses in fiscal 2007

Target license

As part of the Company's acquisition of Mossimo, Inc. in October 2006, the Company acquired the license with Target, which originally commenced in 2000 and was subsequently amended in March 2006. Pursuant to this license, Target has the exclusive right to produce and distribute substantially all Mossimo-branded products sold in the United States, its territories and possessions through Target retail stores, until January 31, 2010. If Target is current with payments of its obligations under the license, Target has the right to renew the Target license on the same terms and conditions for successive additional terms of two years each.

Under the Target license, Target pays royalty fees based on certain percentages of its net sales of Mossimo-branded products, subject to its obligation to pay certain guaranteed minimum fees per each contract year. Under the Target license, the Company provides the creative director services of Mr. Mossimo Giannulli with respect to Mossimo-branded products sold through Target stores. The revenues generated from this contract for the years ended December 31, 2007 and 2006 represented 13% and 5%, respectively, of the Company’s overall revenue for such periods.

Kohl’s license

In December 2004, the Company entered into a license agreement with Kohl’s, which was subsequently amended in February 2005. Pursuant to this license, the Company granted Kohl’s the exclusive right to design, manufacture, sell and distribute a broad range of products under the Candie’s trademark, including women’s, juniors’ and children’s apparel, accessories (except prescription eyewear), beauty and personal care products, home accessories and electronics. Kohl’s was also granted the non-exclusive right to sell footwear and handbags bearing the Candie’s brand through December 31, 2006, which rights became exclusive to Kohl’s on January 1, 2007. The initial term of the Kohl’s license expires on January 29, 2011, subject to Kohl’s option to renew it for up to three additional terms of five years, each contingent on Kohl's meeting specified performance and minimum sale standards. The agreement also provides for minimum royalties that Kohl’s is obligated to pay the Company for each contract year (the first contract year ended December 31, 2006).

The revenue generated from this contract totaled 8%, 14%, and 15% of the Company’s overall revenue for the years ended December 31, 2007, 2006 and 2005 respectively. Kohl’s is also obligated to pay an advertising royalty equal to 1% of net sales each contract year. Kohl’s does not have the right to sell Candie’s ophthalmic eyewear (currently sold predominantly in doctors’ offices), which has been licensed to Viva International Group, Inc. since 1998.

Kmart license

As part of the Joe Boxer brand acquisition in July 2005, the Company assumed a license with Kmart, which commenced in August 2001, pursuant to which Kmart (now a wholly-owned subsidiary of Sears Holdings Corporation) was granted the exclusive right to manufacture, market and sell through Kmart stores located in the United States and its territories a broad range of products under the Joe Boxer trademark, including men’s, women’s and children’s underwear, apparel, apparel-related accessories, footwear and home products, for an initial term expiring in December 2007. The license provided for guaranteed minimum royalty payments to the Company for each of the years ending December 31, 2006 and 2007.

In September 2006, the Company entered into a new license with Kmart that extended the initial term through December 31, 2010, subject to Kmart’s option to renew the license for up to four additional terms of five years, each contingent on its meeting specified performance and minimum sale standards. The new license also provides for guaranteed annual minimums and provides for Kmart’s expansion of Joe Boxer’s distribution into Sears stores. The revenue generated from Kmart totaled 6%, 24%, and 28% of the Company’s overall revenue in the years ended December 31, 2007, 2006 and 2005, respectively.

Marketing

Marketing is a critical element of maximizing brand value to the licensees and to the Company. The Company’s in-house marketing team tailors advertising for each of the Company’s brands and each spring and fall the Company develops new advertising campaigns that incorporate the design aesthetic of each brand.

The Company believes that its innovative national advertising campaigns, including those featuring celebrities and performers, result in increased sales and consumer awareness of its brands. Because of the Company’s established relationships with celebrities, performers, agents, magazine publishers and the media in general, the Company has been able to leverage advertising dollars into successful public relations campaigns that reach tens of millions of consumers.

The Company’s advertising expenditures for each of its brands are dedicated largely to creating and developing creative advertising concepts, reaching appropriate arrangements with key celebrities, or other models and participants, advertisements in magazines and trade publications, securing product placements, developing sweepstakes and media contests, running Internet advertisements and promoting public relations events, often featuring personal appearances and concerts. The advertisements for the Company’s various brands have appeared in fashion magazines such as InStyle, Seventeen and Vogue in popular lifestyle and entertainment magazines such as Us, and In Touch, in newspapers and on outdoor billboards. The Company also uses television commercials to promote certain of its brands, partnering with licensees to create and air commercials that will generate excitement for its brands with consumers. The Company maintains a website (www.iconixbrand.com ) to further market its brands by providing brand materials and examples of current advertising campaigns. In addition, the Company has established an intranet with approved vendors and service providers who can access additional materials and download them through a secure network. The Company also maintains, in some cases through its licensees, separate, dedicated sites for its brands.

A majority of the Company’s license agreements require the payment of an advertising royalty by the licensee. In certain cases, the Company’s licensees supplement the marketing of the Company’s brands by performing additional advertising through trade, cooperative or other sources.

The Company has organized the brand management and marketing functions to best foster the ability to develop innovative and creative marketing and brand support for each existing brand. This structure can be leveraged to support future acquisitions with minimal growth in expense. Typically, each brand is staffed with a brand manager who is supported by a fashion and product development team and who works closely with the creative and graphic groups in the advertising department. Although each brand’s creative direction and image is developed independently, the creative team meets together on a regular basis to share ideas that might work across multiple or all brands. Licensees are provided information both through group meetings and individual sessions, as well as through intranet sites, where creative ideas, brand marketing campaigns and graphics are accessible and easy to download and use in an authorized manner.

Trend direction

The Company’s in-house trend direction teams support the brands by providing licensees with unified trend direction and guidance and by coordinating the brand image across licensees and product categories. The Company’s trend direction personnel are focused on identifying and interpreting the most current trends, both domestically and internationally, and helping forecast the future design and product demands of the respective brands’ customers. Typically, the Company develops a trend guide, including colors, fabrics, silhouettes and an overall style sensibility for each brand and for each product season, and then works with licensees to maintain consistency with the overall brand presentation across product categories. In addition, the Company has product approval rights in most licenses and further controls the look and mix of products its licensees produce through that process. With respect to Badgley Mischka, Mossimo and Rocawear, the Company has contracted the exclusive services of the designers who founded the respective brands to control creative direction.

The Company Website

The Company maintains a website at www.iconixbrand.com, which provides a wide variety of information on each of its brands, including brand books and examples of current advertising campaigns. The Company also makes available free of charge on its website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed with or furnished to the Securities and Exchange Commission (the “SEC”) under applicable law as soon as reasonably practicable after it files such material. In addition, the Company has established an intranet with approved vendors and service providers who can access additional materials and download them through a secure network. In addition, there are websites for most of the Company’s brands, for example, at www.candies.com, www.badgleymischka.com, www.joeboxer.com and www.rocawear.com. The information regarding the Company’s website address and/or those established for its brands is provided for convenience, and the Company is not including the information contained on the Company’s and brands’ websites as part of, or incorporating it by reference into, this Annual Report on Form 10-K.

The Company’s website also contains information about its history, investor relations, governance and links to access copies of its publicly filed documents.

Competition

The Company’s brands are all subject to extensive competition by numerous domestic and foreign brands. Each of its brands has numerous competitors within each of its specific distribution channels that span numerous products categories including such categories as the apparel and home products and decor industries. For example, while Rampage may compete with XOXO in the mid-tier jeanswear business, Joe Boxer competes with Hanes, Calvin Klein and Jockey with respect to underwear in the mass tier, and Badgley Mischka competes with other couture apparel and bridal brands. Other of our brands (such as Danskin), which are distributed both at the mass level (for instance with Danskin through the diffusion brand Danskin Now) and at the department and specialty store level under the core Danskin label (for instance with Danskin), may have many competitors in different or numerous distribution channels. These competitors have the ability to compete with the Company’s licensees in terms of fashion, quality, price and/or advertising. The Company also faces competition from other brand owners in similar categories for the best licensees.

In addition, the Company faces competition for retail licenses and brand acquisitions. Companies owning established brands may decide to enter into licensing arrangements with retailers similar to the ones the Company currently has in place, thus creating direct competition. Similarly, the retailers to which the Company currently, or may otherwise, license its brands, may decide to develop or purchase brands rather than enter into license agreements with the Company. The Company also competes with traditional apparel and consumer brand companies and with other brand management companies for acquisitions.

Trademarks

The Company’s trademarks are owned by six subsidiaries. IP Holdings owns the Candie’s, Bongo, Joe Boxer, Rampage, Mudd and London Fog related trademarks. Badgley Mischka Licensing owns the Badgley Mischka related trademarks; Mossimo Holdings owns the Mossimo related trademarks; OP Holdings owns the Ocean Pacific/OP related trademarks; Studio IP Holdings owns the Danskin, Rocawear and Starter related trademarks; and Official-Pillowtex owns the Fieldcrest, Royal Velvet, Cannon and Charisma trademarks, each for numerous categories of goods. These trademarks and associated marks are registered or pending registration with the U.S. Patent and Trademark Office in block letter and/or logo formats, as well as in combination with a variety of ancillary marks for use with respect to, depending on the brand, a variety of product categories, including footwear, apparel, fragrance, handbags, watches and various other goods and services, including in some cases, home accessories and electronics. The Company intends to renew these registrations as appropriate prior to expiration. In addition, the Company’s subsidiaries register their trademarks in other countries and regions around the world, including Canada, Europe, South and Central America and Asia.

The Company monitors on an ongoing basis unauthorized use and filings of the Company’s trademarks, and the Company relies primarily upon a combination of federal, state, and local laws, as well as contractual restrictions to protect its intellectual property rights both domestically and internationally.

Seasonality

The majority of the products manufactured and sold under the Company's brands and licenses are for apparel, accessories, footwear and home products and decor, which sales vary as a result of holidays, weather, and the timing of product shipments. Accordingly, a portion of the Company’s revenue from its licensees, particularly from those mature licensees that are performing and actual sales royalties exceed minimum royalties, is subject to seasonal fluctuations. The results of operations in any quarter therefore will not necessarily be indicative of the results that may be achieved for a full fiscal year or any future quarter.

Employees

As of December 31, 2007, the Company had a total of 94 full-time employees. Of these 94 employees, five are executive officers of the Company, seven others are senior managers, and five are designers. The remaining employees are middle management, marketing, and administrative personnel. None of the Company’s employees is represented by a labor union. The Company considers its relationship with its employees to be satisfactory.

Financial information about geographical areas

Revenues from external customers related to operations in the United States and foreign countries are as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
(000's omitted)	2007	2006	2005
Revenues from external customers:
United States	$150,376	$77,564	$29,510
Foreign countries	9,628	3,130	646
	$160,004	$80,694	$30,156

Item 1.A. Risk Factors

We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could impact our operations. The following highlights some of the factors that have affected, and in the future, could affect our operations:

The failure of our licensees to adequately produce, market and sell products bearing our brand names in their license categories or to pay their obligations under their license agreements could result in a decline in our results of operations.

We are no longer directly engaged in the sale of branded products and, consequently, our revenues are now almost entirely dependent on royalty payments made to us under our licensing agreements. Although the licensing agreements for our brands usually require the advance payment to us of a portion of the licensing fees and in most cases provide for guaranteed minimum royalty payments to us, the failure of our licensees to satisfy their obligations under these agreements or their inability to operate successfully or at all, could result in their breach and/or the early termination of such agreements, their non-renewal of such agreements or our decision to amend such agreements to reduce the guaranteed minimums due thereunder, thereby eliminating some or all of that stream of revenue. Moreover, during the terms of the license agreements, we are substantially dependent upon the abilities of our licensees to maintain the quality and marketability of the products bearing our trademarks, as their failure to do so could materially tarnish our brands, thereby harming our future growth and prospects. In addition, the failure of our licensees to meet their production, manufacturing and distribution requirements could cause a decline in their sales and potentially decrease the amount of royalty payments (over and above the guaranteed minimums) due to us. A weak economy or softness in the apparel and retail sectors could exacerbate this risk. This, in turn, could decrease our potential revenues. Moreover, the concurrent failure by several of our material licensees to meet their financial obligations to us could jeopardize our ability to meet the debt service coverage ratios required in connection with our senior secured term loan facility and the asset-backed notes issued by our subsidiary, IP Holdings, and/or our ability or IP Holdings’ ability to make required payments with respect to such indebtedness. The failure to meet such debt service coverage ratios or to make such required payments would, with respect to our term loan facility, give the lenders thereunder the right to foreclose on the Ocean Pacific/OP, Danskin, Rocawear, Mossimo and Starter trademarks, the trademarks acquired by us in the Official-Pillowtex acquisition and other related intellectual property assets securing the debt outstanding under such facility and, with respect to the IP Holdings’ notes, give the holders of such notes the right to foreclose on the Candie’s, Bongo, Joe Boxer, Rampage, Mudd and London Fog trademarks and other related intellectual property assets securing such notes.

Our business is dependent on continued market acceptance of our brands and the products of our licensees bearing these brands.

Although most of our licensees guarantee minimum net sales and minimum royalties to us, a failure of our brands or of products bearing our brands to achieve or maintain market acceptance could cause a reduction of our licensing revenues, and could further cause existing licensees not to renew their agreements. Such failure could also cause the devaluation of our trademarks, which are our primary assets, making it more difficult for us to renew our current licenses upon their expiration or enter into new or additional licenses for our trademarks. In addition, if such devaluation of our trademarks were to occur, a material impairment in the carrying value of one or more of our trademarks could also occur and be charged as an expense to our operating results. Continued market acceptance of our brands and our licensees’ products, as well as market acceptance of any future products bearing our brands, is subject to a high degree of uncertainty, made more so by constantly changing consumer tastes and preferences. Maintaining market acceptance of our licensees’ products and creating market acceptance of new products and categories of products bearing our marks will require our continuing and substantial marketing efforts, which may, from time to time, also include our expenditure of significant additional funds to keep pace with changing consumer demands. Additional marketing efforts and expenditures may not, however, result in either increased market acceptance of, or additional licenses for, our trademarks or increased market acceptance, or sales, of our licensees’ products. Furthermore, while we believe that we currently maintain sufficient control over the products our licensees’ produce under our brand names through the provision of trend direction and our right to preview and approve a majority of such products, including their presentation and packaging, we do not actually design or manufacture products bearing our marks and therefore have more limited control over such products’ quality and design than a traditional product manufacturer might have.

Our existing and future debt obligations could impair our liquidity and financial condition, and in the event we are unable to meet our debt obligations we could lose title to our trademarks.

As of December 31, 2007, we had consolidated debt of approximately $702.2 million, including secured debt of $408.3 million ($270.8 million under our senior secured term loan facility and $137.5 million under asset-backed notes issued by our subsidiary, IP Holdings), primarily all of which was incurred in connection with our acquisition activities. We may also assume or incur additional debt, including secured debt, in the future in connection with, or to fund, future acquisitions. Our debt obligations:

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

While we believe that by virtue of the guaranteed minimum royalty payments due to us under our licenses we will generate sufficient revenues from our licensing operations to satisfy our obligations for the foreseeable future, in the event that we were to fail in the future to make any required payment under agreements governing our indebtedness or fail to comply with the financial and operating covenants contained in those agreements, we would be in default regarding that indebtedness. A debt default could significantly diminish the market value and marketability of our common stock and could result in the acceleration of the payment obligations under all or a portion of our consolidated indebtedness. In the case of our term loan facility, it would enable the lenders to foreclose on the assets securing such debt, including the Ocean Pacific/OP, Danskin, Rocawear, Starter and Mossimo trademarks, as well as the trademarks acquired by us in connection with the Official-Pillowtex acquisition, and, in the case of IP Holdings’ asset-backed notes, it would enable the holders of such notes to foreclose on the assets securing such notes, including the Candie’s, Bongo, Joe Boxer, Rampage, Mudd and London Fog trademarks.

We are experiencing rapid growth. If we fail to manage our growth, our business and operating results could be harmed.

Our business has grown dramatically over the past several years. For example, after the completion of our transition to a brand management company in 2004, our revenue increased from $30.2 million for the year ended December 31, 2005 to $160.0 million for the year ended December 31, 2007. Our growth has largely resulted from our acquisition of new brands of various sizes. Since October 2004, we acquired 14 of the 16 iconic brands we currently own and increased our total number of licenses from approximately 18 to approximately 220. Furthermore, we continue to evaluate and pursue appropriate acquisition opportunities. Therefore, while we have no outstanding agreements or commitments with respect thereto, we believe that it is likely we will make additional acquisitions.

This significant growth has placed considerable demands on our management and other resources and continued growth could place additional demands on such resources. Our ability to compete effectively and to manage future growth, if any, will depend on the sufficiency and adequacy of our current resources and infrastructure and our ability to continue to identify, attract and retain personnel to manage our brands. There can be no assurance that our personnel, systems, procedures and controls will be adequate to support our operations and properly oversee our brands. The failure to support our operations effectively and properly oversee our brands could cause harm to our brands and have a material adverse effect on our business, financial condition and results of operations. In addition, we may be unable to leverage our core competencies in managing apparel brands to managing brands in new product categories.

Also, there can be no assurance that we will be able to sustain our recent growth. Our growth may be limited by a number of factors including increased competition for retail license and brand acquisitions, insufficient capitalization for future acquisitions and the lack of attractive acquisition targets, each as described further below. As we continue to grow larger, we will be required to make additional and larger acquisitions to continue to grow at our current pace.

If we are unable to identify and successfully acquire additional trademarks, our growth may be limited, and, even if additional trademarks are acquired, we may not realize anticipated benefits due to integration or licensing difficulties.

A key component of our growth strategy is the acquisition of additional trademarks. Historically, we have been involved in numerous acquisitions of varying sizes. We continue to explore new acquisitions. As our competitors pursue our brand management model, acquisitions have become more expensive and suitable acquisition candidates are becoming more difficult to find. In addition, even if we successfully acquire additional trademarks, we may not be able to achieve or maintain profitability levels that justify our investment in, or realize planned benefits with respect to, those additional brands. Although we seek to temper our acquisition risks by following acquisition guidelines relating to the existing strength of the brand, its diversification benefits to us, its potential licensing scale and the projected rate of return on our investment, acquisitions, whether they be of additional intellectual property assets or of the companies that own them, entail numerous risks, any of which could detrimentally affect our results of operations and/or the value of our equity. These risks include, among others:

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

•
potential difficulties associated with the retention of key employees, and the assimilation of any other employees, that may be retained by us in connection with or as a result of our acquisitions; and

•
risks of entering new domestic and international licensing markets (whether it be with respect to new licensed product categories or new licensed product distribution channels) or markets in which we have limited prior experience.

Acquiring additional trademarks could also have a significant effect on our financial position and could cause substantial fluctuations in our quarterly and yearly operating results. Acquisitions could result in the recording of significant goodwill and intangible assets on our financial statements, the amortization or impairment of which would reduce our reported earnings in subsequent years. No assurance can be given with respect to the timing, likelihood or financial or business effect of any possible transaction. Moreover, as discussed below, our ability to grow through the acquisition of additional trademarks will also depend on the availability of capital to complete the necessary acquisition arrangements. Any issuance by us of shares of our common stock (and in certain cases, convertible securities) as equity consideration in future acquisitions could dilute our common stock because it could reduce our earnings per share, and any such dilution could reduce the market price of our common stock unless and until we were able to achieve revenue growth or cost savings and other business economies sufficient to offset the effect of such an issuance. As a result, there is no guarantee that our stockholders will achieve greater returns as a result of any future acquisitions we complete.

We may require additional capital to finance the acquisition of additional brands and our inability to raise such capital on beneficial terms or at all could restrict our growth.

We may, in the future, require additional capital to help fund all or part of potential trademark acquisitions. If, at the time required, we do not have sufficient cash to finance those additional capital needs, we will need to raise additional funds through equity and/or debt financing. We cannot assure you that, if and when needed, additional financing will be available to us on acceptable terms or at all. If additional capital is needed and is either unavailable or cost prohibitive, our growth may be limited as we may need to change our business strategy to slow the rate of, or eliminate, our expansion plans. In addition, any additional financing we undertake could impose additional covenants upon us that restrict our operating flexibility, and, if we issue equity securities to raise capital, our existing stockholders may experience dilution or the new securities may have rights senior to those of our common stock.

Because of the intense competition within our licensees’ markets and the strength of some of their competitors, we and our licensees may not be able to continue to compete successfully.

Currently, most of our trademark licenses are for products in the apparel, fashion accessories, footwear, beauty and fragrance, and home products and decor industries, in which our licensees face intense and substantial competition, including from our other brands and licensees. In general, competitive factors include quality, price, style, name recognition and service. In addition, various fads and the limited availability of shelf space could affect competition for our licensees’ products. Many of our licensees’ competitors have greater financial, distribution, marketing and other resources than our licensees and have achieved significant name recognition for their brand names. Our licensees may be unable to successfully compete in the markets for their products, and we may not be able to continue to compete successfully with respect to our licensing arrangements.

If our competition for retail licenses and brand acquisitions increases, our growth plans could be slowed.

We may face increasing competition in the future for retail licenses as other companies owning established brands may decide to enter into licensing arrangements with retailers similar to the ones we currently have in place. Furthermore, our current or potential retailer licensees may decide to develop or purchase brands rather than maintain or enter into license agreements with us. We also compete with traditional apparel and consumer brand companies, other brand management companies and private equity groups for brand acquisitions. If our competition for retail licenses and brand acquisitions increases, it may take us longer to procure additional retail licenses and/or acquire additional brands, which could slow down our growth rate.

Our licensees are subject to risks and uncertainties of foreign manufacturing that could interrupt their operations or increase their operating costs, thereby affecting their ability to deliver goods to the market, reduce or delay their sales and decrease our potential royalty revenues.

Substantially all of the products sold by our licensees are manufactured overseas. There are substantial risks associated with foreign manufacturing, including changes in laws relating to quotas, and the payment of tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments. Any of these risks could increase our licensees’ operating costs. Our licensees also import finished products and assume all risk of loss and damage with respect to these goods once they are shipped by their suppliers. If these goods are destroyed or damaged during shipment, the revenues of our licensees, and thus our royalty revenues over and above the guaranteed minimums, could be reduced as a result of our licensees’ inability to deliver or their delay in delivering their products.

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

For instance, despite our efforts to protect and enforce our intellectual property rights, unauthorized parties may attempt to copy aspects of our intellectual property, which could harm the reputation of our brands, decrease their value and/or cause a decline in our licensees’ sales and thus our revenues. Further, we and our licensees may not be able to detect infringement of our intellectual property rights quickly or at all, and at times we or our licensees may not be successful combating counterfeit, infringing or knockoff products, thereby damaging our competitive position. In addition, we depend upon the laws of the countries where our licensees’ products are sold to protect our intellectual property. Intellectual property rights may be unavailable or limited in some countries because standards of registerability vary internationally. Consequently, in certain foreign jurisdictions, we have elected or may elect not to apply for trademark registrations. While we generally apply for trademarks in most countries where we license or intend to license our trademarks, we may not accurately predict all of the countries where trademark protection will ultimately be desirable. If we fail to timely file a trademark application in any such country, we may be precluded from obtaining a trademark registration in such country at a later date. Failure to adequately pursue and enforce our trademark rights could damage our brands, enable others to compete with our brands and impair our ability to compete effectively.

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

A substantial portion of our licensing revenue is concentrated with a limited number of licensees such that the loss of any of such licensees could decrease our revenue and impair our cash flows.

Our licensees Target, Kohl's and Kmart were our three largest direct-to-retail licensees during the year ended December 31, 2007, representing approximately 14%, 8% and 6%, respectively, of our total revenue for such period. Our license agreement with Kohl's grants it the exclusive U.S. license with respect to the Candie's trademark for a wide variety of product categories for a term expiring in January 2011; our license agreement with Kmart grants it the exclusive U.S. license with respect to the Joe Boxer trademark for a wide variety of product categories for a term expiring in December 2010; and our license agreement with Target grants it the exclusive U.S. license with respect to the Mossimo trademark for substantially all Mossimo-branded products for an initial term expiring in January 2010; and, our other license agreement with Target grants it the exclusive U.S. license with respect to our Fieldcrest trademark for substantially all Fieldcrest-branded products for an initial term expiring in July 2010. Because we are dependent on these licensees for a significant portion of our licensing revenue, if any of them were to have financial difficulties affecting its ability to make guaranteed payments, or if any of these licensees decides not to renew or extend its existing agreement with us, our revenue and cash flows could be reduced substantially. For example, as of September 2006, Kmart had not approached the sales levels of Joe Boxer products needed to trigger royalty payments in excess of its guaranteed minimums since 2004, and, as a result, when we entered into the current license agreement with Kmart in September 2006 expanding its scope to include Sears stores and extending its term from December 2007 to December 2010, we agreed to reduce the guaranteed annual royalty minimums by approximately half, as a result of which our revenues from this license were substantially reduced.

We are dependent upon our president and other key executives. If we lose the services of these individuals we may not be able to fully implement our business plan and future growth strategy, which would harm our business and prospects.

Our successful transition from a manufacturer and marketer of footwear and jeanswear to a licensor of intellectual property is largely due to the efforts of Neil Cole, our president, chief executive officer and chairman. Our continued success is largely dependent upon his continued efforts and those of the other key executives he has assembled. Although we have entered into an employment agreement with Mr. Cole, expiring on December 31, 2012, as well as employment agreements with other of our key executives, there is no guarantee that we will not lose their services. To the extent that any of their services become unavailable to us, we will be required to hire other qualified executives, and we may not be successful in finding or hiring adequate replacements. This could impede our ability to fully implement our business plan and future growth strategy, which would harm our business and prospects.

Our license agreement with Target could be terminated by Target in the event we were to lose the services of Mossimo Giannulli as our creative director with respect to Mossimo-branded products, thereby significantly devaluing the assets acquired by us in the Mossimo merger and decreasing our expected revenues and cash flows.

Target, the primary licensee of our Mossimo brand, has the right at its option to terminate its license agreement with us if the services of Mossimo Giannulli as creative director for Mossimo-branded products are no longer available to Target, upon his death or permanent disability or in the event a morals clause in the agreement relating to his future actions and behavior is breached. Although we have entered into an agreement with Mr. Giannulli in which he has agreed to continue to provide us with his creative director services, including those which could be required by Target under the Target license, for an initial term expiring on January 31, 2010, there can be no assurance that if his services are required by Target he will provide such services or that in the event we, and thus Target, were to lose the ability to draw on such services, Target would continue its license agreement with us. The loss of the Target license would significantly devalue the assets acquired by us in the Mossimo merger and decrease our expected revenues and cash flows until we were able to enter into one or more replacement licenses.

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

As of December 31, 2007, goodwill represented approximately $128.9 million, or approximately 10% of our total assets, and trademarks and other intangible assets represented approximately $1,038.2 million, or approximately 78% of our total assets. Under Statement of Financial Accounting Standard No. 142, or SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and indefinite life intangible assets, including some of our trademarks, are no longer amortized, but instead are subject to impairment evaluation based on related estimated fair values, with such testing to be done at least annually. While, to date, no impairment write-downs have been necessary, any write-down of goodwill or intangible assets resulting from future periodic evaluations would, as applicable, either decrease our net income or increase our net loss and those decreases or increases could be material.

We may not be able to pay the cash portion of the conversion price upon any conversion of the $287.5 million principal amount of our outstanding convertible senior subordinated notes, which would constitute an event of default with respect to such notes and could also constitute a default under the terms of our other debt.

We may not have sufficient cash to pay, or may not be permitted to pay, the cash portion of the consideration that we may need to pay if our convertible senior subordinated notes are converted. Upon conversion of a note, we will be required to pay to the holder of such note a cash payment equal to the lesser of the principal amount of such note and its conversion value. This part of the payment must be made in cash, not in shares of our common stock. As a result, we may be required to pay significant amounts in cash to holders of the convertible notes upon their conversion.

If we do not have sufficient cash on hand at the time of conversion, we may have to raise funds through debt or equity financing. Our ability to raise such financing will depend on prevailing market conditions. Further, we may not be able to raise such financing within the period required to satisfy our obligation to make timely payment upon any conversion. In addition, the terms of any current or future debt, including our outstanding term loan facility, may prohibit us from making these cash payments or otherwise restrict our ability to make such payments and/or may restrict our ability to raise any such financing. In particular, the terms of our outstanding term loan facility restrict the amount of proceeds from collateral pledged to secure our obligations thereunder that may be used by us to make payments in cash under certain circumstances, including payments to the convertible notes holders upon conversion. Although the terms of our outstanding term loan facility do not restrict our ability to make payments in cash with assets not pledged as collateral to secure our obligations thereunder, such assets may not generate sufficient cash to enable us to satisfy our obligations to make timely payment of the notes upon conversion. A failure to pay the required cash consideration upon conversion would constitute an event of default under the indenture governing the convertible notes, which might constitute a default under the terms of our other debt.

Proposed changes in the accounting method for convertible debt securities could, if implemented, have an adverse impact on our reported or future financial results.

For the purpose of calculating diluted earnings per share, a convertible debt security providing for net share settlement of the excess of the conversion value over the principal amount, if any, and meeting specified requirements under Emerging Issues Task Force, or EITF, Issue No. 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion,” such as our convertible notes, is accounted for similar to non-convertible debt, with the stated coupon constituting interest expense and any shares issuable upon conversion of the security being accounted for under the treasury stock method. The effect of the treasury stock method in relation to our convertible notes is that the shares potentially issuable upon conversion of the notes are not included in the calculation of our diluted earnings per share until the conversion price is “in the money,” at which time we are assumed to have issued the number of shares of common stock necessary to settle.

In July 2007, the Financial Accounting Standards Board, or FASB, voted unanimously to reconsider the current accounting treatment for convertible debt securities that require or permit settlement in cash, either in whole or in part, upon conversion, or cash settled debt securities (which would include our outstanding convertible notes). Under a proposed staff position issued by the FASB in August 2007 for a method of accounting that would be applied retroactively, the debt and equity components of such cash settled debt securities would be bifurcated and accounted for separately in a manner that reflects the issuer’s economic interest cost. While the effect on us of this proposal cannot be quantified unless and until the FASB finalizes its guidance, under this proposal, we could recognize higher interest on our convertible notes at effective rates more comparable to what we would have incurred had we issued nonconvertible debt with otherwise similar terms. Therefore, if the proposed method of accounting for cash settled debt securities is adopted by the FASB as described above, it would have an adverse impact on our past and future reported financial results. In addition, any other change that could affect the accounting for convertible securities, including any changes in generally accepted accounting principles in the United States, could have a material impact on our reported or future financial results.

The comment period for the proposed FASB staff position described above expired on October 15, 2007. We cannot determine at this time whether this staff position will ultimately be adopted in its present form or at all. In the event the proposed method of accounting described above is adopted, we will, pursuant to the terms of the indenture governing our outstanding convertible notes, have the right for a period of 90 days thereafter, at our option, to call the convertible notes for redemption. However, although we will have such redemption right, we may not have sufficient cash to pay, or may not be permitted to pay, the required cash portion of the consideration that would be due to holders of the convertible notes in the event we elected to exercise such right or the ability to raise funds through debt or equity financing within the time period required for us to make such an election.

Changes in the accounting method for business combinations will have an adverse impact on our reported or future financial results.

Currently and for the years ended December 31, 2007 and prior, in accordance with Statement of Financial Accounting Standard (“SFAS”) 141 “Business Combinations” (“SFAS 141”) all acquisition-related costs such as attorney’s fees and accountant’s fees, as well as contingent consideration to the seller, are capitalized as part of the purchase price.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which requires an acquirer to do the following: expense acquisition related costs as incurred; record contingent consideration at fair value at the acquisition date with subsequent changes in fair value to be recognized in the income statement; and recognize any adjustments to the purchase price allocation as a period cost in the income statement. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier application is prohibited. At the date of adoption, SFAS 141R is expected to have a material impact on our results of operations and our financial position due to our acquisition strategy.

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

The publicly traded shares of our common stock have experienced, and may continue to experience, significant price and volume fluctuations. This market volatility could reduce the market price of our common stock, regardless of our operating performance. In addition, the trading price of our common stock could change significantly over short periods of time in response to actual or anticipated variations in our quarterly operating results, announcements by us, our licensees or our respective competitors, factors affecting our licensees’ markets generally and/or changes in national or regional economic conditions, making it more difficult for shares of our common stock to be sold at a favorable price or at all. The market price of our common stock could also be reduced by general market price declines or market volatility in the future or future declines or volatility in the prices of stocks for companies in the trademark licensing business or companies in the industries in which our licensees compete.

Convertible note hedge and warrant transactions that we have entered into may affect the value of our common stock.

In connection with the initial sale of our convertible notes, we entered into convertible note hedge transactions with affiliates of Merrill Lynch and Lehman Brothers, which hedging transactions are expected, but are not guaranteed, to eliminate the potential dilution upon conversion of the convertible notes. At the same time, we entered into sold warrant transactions with the hedge counterparties. In connection with such transactions, the hedge counterparties entered into various over-the-counter derivative transactions with respect to our common stock and purchased our common stock; and they may enter into or unwind various over-the-counter derivatives and/or purchase or sell our common stock in secondary market transactions in the future.

Such activities could have the effect of increasing, or preventing a decline in, the price of our common stock. Such effect is expected to be greater in the event we elect to settle converted notes entirely in cash. The hedge counterparties are likely to modify their hedge positions from time to time prior to conversion or maturity of the convertible notes or termination of the transactions by purchasing and selling shares of our common stock, other of our securities, or other instruments they may wish to use in connection with such hedging. In particular, such hedging modification may occur during any conversion reference period for a conversion of notes. In addition, we intend to exercise options we hold under the convertible note hedge transactions whenever notes are converted and we have elected, with respect to such conversion, to pay a portion of the consideration then due by us to the noteholder in shares of our common stock. In order to unwind their hedge positions with respect to those exercised options, the hedge counterparties will likely sell shares of our common stock in secondary market transactions or unwind various over-the-counter derivative transactions with respect to our common stock during the conversion reference period for the converted notes.

The effect, if any, of any of these transactions and activities on the trading price of our common stock will depend in part on market conditions and cannot be ascertained at this time, but any of these activities could adversely affect the value of our common stock. Also, the sold warrant transaction could have a dilutive effect on our earnings per share to the extent that the price of our common stock exceeds the strike price of the warrants.

Future sales of our common stock may cause the prevailing market price of our shares to decrease.

We have issued a substantial number of shares of common stock that are eligible for resale under Rule 144 of the Securities Act of 1933, as amended, or Securities Act, and that may become freely tradable. We have also already registered a substantial number of shares of common stock that are issuable upon the exercise of options and warrants and have registered for resale a substantial number of restricted shares of common stock issued in connection with our acquisitions. If the holders of our options and warrants choose to exercise their purchase rights and sell the underlying shares of common stock in the public market, or if holders of currently restricted shares of our common stock choose to sell such shares in the public market under Rule 144 or otherwise, the prevailing market price for our common stock may decline. The sale of shares issued upon the exercise of our derivative securities could also further dilute the holdings of our then existing stockholders, including holders of the notes that receive shares of our common stock upon conversion of their notes. In addition, future public sales of shares of our common stock could impair our ability to raise capital by offering equity securities.

Provisions in our charter and in our share purchase rights plan and Delaware law could make it more difficult for a third party to acquire us, discourage a takeover and adversely affect our stockholders.

Certain provisions of our certificate of incorporation and our share purchase rights plan, either alone or in combination with each other, could have the effect of making more difficult, delaying or deterring unsolicited attempts by others to obtain control of our company, even when these attempts may be in the best interests of our stockholders. Our certificate of incorporation currently authorizes 150,000,000 shares of common stock to be issued. Based on our outstanding capitalization at December 31, 2007, and assuming the exercise of all outstanding options and warrants and the issuance of the maximum number of shares of common stock issuable upon conversion of all of our outstanding convertible notes, there are still a substantial number of shares of common stock available for issuance by our board of directors without stockholder approval. Our certificate of incorporation also authorizes our board of directors, without stockholder approval, to issue up to 5,000,000 shares of preferred stock, in one or more series, which could have voting and conversion rights that adversely affect or dilute the voting power of the holders of our common stock, none of which has been issued to date. Furthermore, under our share purchase rights plan, often referred to as a “poison pill,” if anyone acquires 15% or more of our outstanding shares, all of our stockholders (other than the acquirer) have the right to purchase additional shares of our common stock for a fixed price. We are also subject to the provisions of Section 203 of the Delaware General Corporation Law, which could prevent us from engaging in a business combination with a 15% or greater stockholder for a period of three years from the date it acquired that status unless appropriate board or stockholder approvals are obtained.

These provisions could deter unsolicited takeovers or delay or prevent changes in our control or management, including transactions in which stockholders might otherwise receive a premium for their shares over the then current market price. These provisions may also limit the ability of stockholders to approve transactions that they may deem to be in their best interests.

Due to the recent downturn in the market, certain of the marketable securities we own may take longer to auction than initially anticipated.

Marketable securities consist of investment grade auction rate securities. During the third and fourth quarter of fiscal 2007, our balance of auction rate securities failed to auction due to sell orders exceeding buy orders. These funds will not be available to us until a successful auction occurs or a buyer is found outside the auction process. As a result, $13.0 million of auction rate securities were written down to $10.9 million, based on third party estimates, as an unrealized pre-tax loss of $2.1 million to reflect a temporary decrease in fair value. We believe this decrease in fair value is temporary due to general macroeconomic market conditions, as the underlying securities have maintained their investment grade rating. There are no assurances that a successful auction will occur, or that we can find a buyer outside the auction process.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

On November 9, 2007, the Company entered into a new lease with respect to the Company’s current and future offices at 1450 Broadway in New York, New York. The lease, among other things, covers approximately 30,550 square feet of office and showroom space (the “New Headquarters”) that the Company intends to occupy following the date that the landlord completes certain work in the space and delivers it to the Company (the “Delivery Date”), which is expected to occur on or prior to November 15, 2008. With respect to the New Headquarters, the lease will expire 15 years after the Delivery Date, providing for rental payments to commence on the 181st day following the Delivery Date (the “Rent Commencement Date”) and provides for total annual base rental payments for such space of approximately $27.4 million (ranging from approximately $1.528 million for the first year following the Rent Commencement Date to approximately $2.157 million in the last year of the lease). The lease also provides for the temporary rental by the Company of (i) the approximately 15,000 square feet of office space currently occupied by the Company in the building for a term expiring on the 91st day after the Rent Commencement Date at an annual rent of approximately $0.452 million and gives the Company the right to extend the term of the lease with respect to such space such that it ends co-terminus with that of the New Headquarters for an annual rent of approximately $0.764 million and (ii) approximately 7,000 square feet of temporary office space on another floor of the building for a term expiring on the Rent Commencement Date at an annual rent of $0.315 million. The Company will also be required to pay its proportionate share of any increased taxes attributed to the premises.

In addition, in connection with the Starter acquisition, the Company assumed a lease for office space at 1350 Broadway, which covers approximately 13,090 square feet of office and showroom space with an annual rent of $476,000, which expires on October 31, 2011, as well as a lease for approximately 7,900 square feet of office space in Bentonville, AR with an annual rent of $149,000. The Company also acquired 5,994 square feet of office space in Santa Monica, California in connection with the Mossimo merger, pursuant to a lease that expires July 31, 2009. The Company sublets half of this space pursuant to a sublease that will expire concurrent with the lease.

Bright Star currently occupies approximately 2,269 square feet of office space in Mt. Arlington, New Jersey, pursuant to a lease that expires on March 14, 2009.

Item 3. Legal Proceedings

Sweet Sportswear/Unzipped litigation

On August 5, 2004, the Company, along with its subsidiaries, Unzipped, Michael Caruso & Co., referred to as Caruso, and IP Holdings, collectively referred to as the plaintiffs, commenced a lawsuit in the Superior Court of California, Los Angeles County, against Unzipped's former manager, former supplier and former distributor, Sweet Sportswear, LLC (“Sweet”), Azteca Productions International, Inc. (“Azteca”) and Apparel Distribution Services, LLC (“ADS”), respectively, and a principal of these entities and former member of the Company's Board of Directors, Hubert Guez, collectively referred to as the Guez defendants. The Company pursued numerous causes of action against the Guez defendants, including breach of contract, breach of fiduciary duty, trademark infringement and others and sought damages in excess of $20 million. On March 10, 2005, Sweet, Azteca and ADS, collectively referred to as cross-complainants, filed a cross-complaint against the Company claiming damages resulting from a variety of alleged contractual breaches, among other things.

In January 2007, a jury trial was commenced, and on April 10, 2007, the jury returned a verdict of approximately $45 million in favor of the Company and its subsidiaries, finding in favor of the Company and its subsidiaries on every claim that they pursued, and against the Guez defendants on every counterclaim asserted. Additionally, the jury found that all of the Guez defendants acted with malice, fraud or oppression with regard to each of the tort claims asserted by the Company and its subsidiaries, and on April 16, 2007, awarded plaintiffs $5 million in punitive damages against Mr. Guez personally. The Guez defendants filed post-trial motions seeking, among other things, a new trial. Through a set of preliminary rulings dated September 27, 2007, the Court granted in part, and denied in part, the Guez defendants’ post trial motions, and denied plaintiffs’ request that the Court enhance the damages awarded against the Guez defendants arising from their infringement of plaintiffs’ trademarks. Through these rulings, the Court, among other things, reduced the amount of punitive damages assessed against Mr. Guez to $4 million, and reduced the total damages awarded against the Guez defendants by more than 50%.

The Court adopted these preliminary rulings as final on November 16, 2007. On the same day, the Court entered judgment against Mr. Guez in the amount of $10,964,730 and ADS in the amount of $1,272,420, and against each of the Guez defendants with regard to each and every claim that they pursued in the litigation including, without limitation, ADS’s and Azteca’s unsuccessful efforts to recover against Unzipped any account balances claimed to be owed, totaling approximately $3.5 million including interest (collectively, the “Judgments”). In entering the Judgments, the Court upheld the jury’s verdict in favor of the Company relating to its writedown of the senior subordinated note due 2012, issued by the Company to Sweet in connection with the Company’s acquisition of Unzipped, for Unzipped’s 2004 fiscal year and disallowed the Company’s writedown of the note for Unzipped’s 2005 fiscal year. The current balance of the note is estimated to be approximately $12 million (including unpaid interest), without regard to offsets or the outcome of appeals. The Company believes that the balance of the note will be offset in its entirety by amounts recoverable against Guez and the Guez defendants. The monetary portion of the Judgments accrues interest at a rate of 10% per annum from the date of the Judgments’ entry. Also on November 16, 2007, the Court issued a Memorandum Order wherein it upheld an aggregate of approximately $6.8 million of the jury’s verdicts against Sweet and Azteca, but declined to enter judgment against these entities since it had ordered a new trial with regard to certain other damage awards entered against these entities by the jury. On March 7, 2008, the Court is scheduled to hear the attorneys’ fees and costs petitions filed by the Company and its subsidiaries.

On November 21, 2007, the Guez defendants filed a notice of appeal. They also filed a $49,090,491 undertaking with the Court, consisting primarily of a $43,380,491 personal surety given jointly by Gerard Guez and Jacqueline Rose Guez, bonding the monetary portions of the Judgments. By Order dated December 17, 2007, the Court determined that the undertaking was adequate absent changed circumstances. This determination serves to prevent the Company and its subsidiaries from pursuing collection of the monetary portions of the Judgments during the pendency of the appeal. The Company and its subsidiaries filed a notice of appeal on November 26, 2007, appealing, among other things, those parts of the jury’s verdicts vacated by the Court in connection with the Guez defendants’ post-trial motions. The Company and its subsidiaries intend to vigorously pursue their appeal, and vigorously defend against the Guez parties’ appeal.

Bader/Unzipped litigation

On November 5, 2004, Unzipped commenced a lawsuit in the Supreme Court of New York, New York County, against Unzipped's former president of sales, Gary Bader, alleging that Mr. Bader breached certain fiduciary duties owed to Unzipped as its president of sales, unfairly competed with Unzipped and tortiously interfered with Unzipped's contractual relationships with its employees. On October 5, 2005, Unzipped amended its complaint to assert identical claims against Bader's company, Sportswear Mercenaries, Ltd. On October 14, 2005, Bader and Sportswear Mercenaries filed an answer containing counterclaims to Unzipped's amended complaint, and a third-party complaint, which was dismissed in its entirety on June 9, 2006, except with respect to a single claim that it owes Bader and Sportswear Mercenaries $72,000. Trial in this action is set to commence on April 28, 2008. The parties to this lawsuit have recently reached a settlement for which counsel is preparing a settlement agreement.

Redwood Shoe litigation

This litigation, which was commenced in January 2002, by Redwood Shoe Corporation (“Redwood”), one of the Company's former buying agents of footwear, was dismissed with prejudice by the court on February 15, 2007, pursuant to an agreement in principle by the Company, Redwood, its affiliate, Mark Tucker, Inc. (“MTI”) and MTI's principal, Mark Tucker, to settle the matter. The proposed settlement agreement provides for the Company to pay a total of $1.9 million to Redwood. The stipulation and order dismissing the action may be reopened should the settlement agreement not be finalized and consummated by all of the parties. The Company is awaiting receipt of the signed Settlement Agreement from the other parties, and has recorded this liability as accounts payable subject to litigation.

Bongo Apparel, Inc. litigation

On or about June 12, 2006, Bongo Apparel, Inc. (“BAI”), filed suit in the Supreme Court of the State of New York, County of New York, against the Company and IP Holdings alleging certain breaches of contract and other claims and seeks, among other things, damages of at least $25 million. The Company and IP Holdings believe that, in addition to other defenses and counterclaims that they intend to assert, the claims in the lawsuit are the subject of a release and settlement agreement that was entered into by the parties in August 2005, and based upon this belief, moved to dismiss most of BAI’s claims. In response to the motion to dismiss, BAI made a cross-motion for partial summary judgment on some of its claims. On April 25, 2007, the Court entered an order refusing to consider, and declining to accept BAI's summary judgment motion. On January 2, 2008, the Court granted the Company’s and IP Holdings’ motion to dismiss BAI’s lawsuit virtually in its entirety, holding that all but one claim against the Company and five claims against IP Holdings were barred by the parties’ August 2005 release and settlement agreement or otherwise failed to state a claim. As to the sole remaining claim against the Company, BAI has indicated that it will be withdrawn against both the Company and IP Holdings. If the claim is not withdrawn promptly, the Company and IP Holdings intend to move for its dismissal. BAI has appealed the Court’s January 2, 2008 rulings, and the Company and IP Holdings intend to vigorously defend against this appeal.

Additionally, on or about October 6, 2006, the Company and IP Holdings filed suit in the U.S. District Court for the Southern District of New York against BAI and its guarantor, TKO Apparel, Inc. (“TKO”). In that complaint, the Company and IP Holdings assert various contract, tort and trademark claims that arose as a result of the failures of BAI with regard to the Bongo men's jeanswear business and its wrongful conduct with regard to the Bongo women's jeanswear business. The Company and IP Holdings are seeking monetary damages in an amount in excess of $10 million and a permanent injunction with respect to the use of the Bongo trademark. On January 4, 2007, the District Court denied the motion of BAI and TKO to dismiss the federal court action, and instead stayed the proceeding. On January 14, 2008, the Company and IP Holdings requested that the District Court lift the stay. The Court scheduled a hearing on the matter on February 29, 2008, which the Company plans to attend and will await a ruling from the Court thereafter.

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

None.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's common stock, $0.001 par value per share, its only class of common equity, is quoted on the NASDAQ Global Market tier of The NASDAQ Stock Market LLC (“NASDAQ”) under the symbol “ICON”. The following table sets forth the high and low sales prices per share of the Company's common stock for the periods indicated, as reported on NASDAQ:

	High	Low
Year Ended December 31, 2007
Fourth Quarter	$24.04	$18.61
Third Quarter	24.48	18.41
Second Quarter	23.37	18.84
First Quarter	23.13	18.01

Year Ended December 31, 2006
Fourth Quarter	$20.39	$14.49
Third Quarter	17.00	12.64
Second Quarter	18.09	13.70
First Quarter	14.89	9.51

As of February 8, 2008 there were 2,211 holders of record of the Company's common stock.

The Company has never declared or paid any cash dividends on its common stock and the Company does not anticipate paying any such cash dividends in the foreseeable future. Payment of cash dividends, if any, will be at the discretion of the Company's Board of Directors and will depend upon the Company's financial condition, operating results, capital requirements, contractual restrictions, restrictions imposed by applicable law and other factors its Board of Directors deems relevant. The Company's ability to pay dividends on its common stock and repurchase of its common stock is restricted by certain of its current indebtedness and may be restricted or prohibited under future indebtedness.

On September 15, 1998, the Company's Board of Directors authorized the repurchase of up to two million shares of the Company's common stock, which was replaced with a new agreement on December 21, 2000, authorizing the repurchase of up to three million shares of the Company's Common Stock. No shares were repurchased by the Company during the past three fiscal years.

See “Item-12” - “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for certain information concerning securities issued under the Company's equity compensation plans.

Item 6. Selected Financial Data

Changes in our financial reporting

On December 7, 2004, the Company announced that beginning January 1, 2005, it had changed its fiscal year ending on January 31, to a calendar year beginning on January 1st and ending on December 31st. The change was designed to align the Company's financial reporting with that of its licensees. As a result, the Company reported on an 11-month year for the period February 1, 2004 through December 31, 2004 (the “11-month 2004 period”). The Company's current reporting period is for the 12-month period January 1, 2007 through December 31, 2007 (“fiscal 2007”), as are the prior year reporting periods from January 1, 2006 through December 31, 2006 (“fiscal 2006”) and from January 1, 2005 through December 31, 2005 (“fiscal 2005”).

Commencing with fiscal 2005, revenues from Bright Star are recognized solely from its net agent commissions and no longer from gross product sales as they were prior to the change in the Company’s business practices with respect to Bright Star described above. In addition, for the fiscal years ending prior to fiscal 2005, the Company had both licensing/ commission/footwear operations and apparel operations. As a result of the Company’s shift in business model, including its licensing of the activities associated with its former Candie’s and Bongo footwear and apparel operations, the Company now has only licensing and commission revenues, which includes the licensing revenues for all of its brands and Bright Star’s net commission revenues.

As a result of the Company’s transition to a brand management business, and to a lesser extent, its change in fiscal year end, its operating results for the periods after the 11-month 2004 period are not, and are not expected to be, comparable to prior years. Further, as a result of the Company’s Joe Boxer and Rampage acquisitions and to a lesser extent the change in Bright Star revenue recognition, the Company’s operating results for fiscal 2005 are not comparable to prior years; as a result of the Company’s acquisitions in fiscal 2006, the Company’s operating results for fiscal 2006 are not comparable to prior periods; and, as a result of the Company’s acquisitions in fiscal 2007, the Company’s operating results for fiscal 2007 are not comparable to prior periods.

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

	Fiscal Year Ended December 31, 2007 (2)	Fiscal Year Ended December 31, 2006	Fiscal Year Ended December 31, 2005	11-Months Ended December 31, 2004*	Fiscal Year Ended January 31, 2004
Income Statement Data
Licensing and commission revenue	$160,004	$80,694	$30,156	$10,553	$8,217
Net sales	-	-	-	58,427	123,160
Net revenues	160,004	80,694	30,156	68,980	131,377
Operating income (loss) (1)	121,789	53,673	15,361	2,942	(8,164)
Interest expense - net	25,512	13,837	4,453	2,701	3,118
Net income (loss) (3)	63,755	32,501	15,943	241	(11,340)

Earnings per share:
Basic	$1.12	$0.81	$0.51	$0.01	$(0.45)
Diluted	$1.04	$0.72	$0.46	$0.01	$(0.45)

Weighted average number of common shares outstanding:
Basic	56,694	39,937	31,284	26,851	25,181
Diluted	61,426	45,274	34,773	28,706	25,181

	At December 31,				At January 31,
Balance Sheet Data	2007	2006	2005	2004	2004
Current Assets	$95,868	$99,829	$22,345	$9,627	$25,655
Working capital (deficit)	19,458	64,124	(4,388)	(5,894)	(4,564)
Trademarks and other intangibles	1,038,201	467,688	139,281	16,591	16,317
Total assets	1,336,130	696,244	217,244	60,160	74,845
Long-term debt	702,156	162,808	99,119	22,488	27,374
Total stockholders' equity	527,920	465,457	100,896	24,258	18,868

*
Beginning in May 2003, the Company changed its business model to a licensing model. See “Item 1 - Business - Transition to a brand management company". As a result, fiscal 2007, fiscal 2006, fiscal 2005 and the 11-month 2004 period results are not comparable with prior years.

(1)
Includes special charges income of $6.0 million in fiscal 2007 and a special charges expense of $2.5 million in fiscal 2006, $1.5 million in fiscal 2005, $0.3 million in the 11-month 2004 period, and $4.5 million in the year ended January 31, 2004 (“fiscal 2004”). Further, included in operating income for fiscal 2004, the 11-month 2004 period, and fiscal 2005 was an adjustment for the shortfall payment related to Unzipped of $1.6 million, $7.6 million, and $0.5 million, respectively (see Notes 8, 9, 10, and 13 of Notes to Consolidated Financial Statements).

(2)	During fiscal 2007, the Company made four acquisitions. See Notes 2, 3, 4, and 6 of Notes to Consolidated Financial Statements.

(3)
In fiscal 2006 and fiscal 2005, the Company recognized a net non-cash tax benefit of $6.2 million and $5.0 million, respectively, by reducing the valuation allowance on the deferred tax asset related to the Company's Net Operating Loss carryforwards (“NOL’s”).

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

Overview

The Company is a brand management company engaged in licensing, marketing and providing trend direction for a diversified and growing consumer brand portfolio. The Company’s brands are sold across every major segment of retail distribution, from luxury to mass. As of December 31, 2007, the Company owned 16 iconic consumer brands: Candie’s, Bongo, Badgley Mischka, Joe Boxer, Rampage, Mudd, London Fog, Mossimo, Ocean Pacific/OP, Danskin, Rocawear, Cannon, Royal Velvet, Fieldcrest, Charisma, and Starter. The Company licenses its brands worldwide through 220 retail and wholesale licenses for use in connection with a broad variety of product categories, including footwear, fashion accessories, sportswear, home products and décor, and beauty and fragrance. The Company’s business model allows it to focus on its core competencies of marketing and managing brands without many of the risks and investment requirements associated with a more traditional operating company. Its licensing agreements with leading retail and wholesale partners throughout the world provide the Company with a predictable stream of guaranteed minimum royalties.

The Company’s growth strategy is focused on increasing licensing revenue from its existing portfolio of brands through adding new product categories, expanding its brands’ retail penetration and optimizing the sales of its licensees. The Company will also seek to continue the international expansion of its brands by partnering with leading licensees throughout the world. Finally, the Company believes it will continue to acquire iconic consumer brands with applicability to a wide range of merchandise categories and an ability to further diversify its brand portfolio.

Summary of operating results:

The Company had net income of $63.8 million for fiscal 2007 as compared to net income of $32.5 million for fiscal 2006.

The Company's operating income was $121.8 million in fiscal 2007, compared to an operating income of $53.7 million in fiscal 2006.

Fiscal 2007 compared to fiscal 2006

Revenue. Revenue for fiscal 2007 increased to $160.0 million from $80.7 million during fiscal 2006. The two largest drivers of the growth of $79.3 million was a full year of revenue generated from the acquisitions of Mudd, London Fog, Mossimo and Ocean Pacific made during fiscal 2006 which contributed approximately $37.1 million, as well as approximately $49.3 million contributed by the fiscal 2007 acquisitions of Danskin, Rocawear, the Official-Pillowtex brands (i.e. Cannon, Royal Velvet, Fieldcrest, Charisma) and Starter, which had no comparable revenue in fiscal 2006. For brands owned for the full year in fiscal 2007 and fiscal 2006, revenue increased approximately 5%, excluding the Joe Boxer brand, where the license was renewed at lower guaranteed minimum royalties while extended for an additional term of four years and providing for expansion into Sears stores. (see Item 1. Business - Key Licenses in fiscal 2007).

Operating Expenses. Consolidated selling, general and administrative (“SG&A”) expenses totaled $44.3 million in fiscal 2007 compared to $24.5 million in fiscal 2006. The increase of $19.8 million was primarily related to (i) an increase of approximately $6.7 million in advertising mainly driven by increased advertising related to brands acquired in fiscal 2007, with no comparable advertising expense in fiscal 2006; (ii) an increase of approximately $5.6 million in payroll costs due to an increase in employee headcount of 48 people (comparing year-over-year ending headcount) relating primarily to our 2007 acquisitions, including Rocawear and Starter. Further, for fiscal 2007, non-cash items consisting of the amortization of restricted stock awards, and the amortization of intangible assets (mainly contracts and non-competes) as a direct result of the Mossimo, Ocean Pacific, Danskin, Rocawear and the Pillowtex brands acquisitions accounted for $1.7 million and $3.4 million, respectively.

For fiscal 2007 the Company’s special charges included $6.0 million net benefit, as compared to special charges expense of $2.5 million in fiscal 2006, both years relating to litigation involving Unzipped. The $6.0 million net benefit includes approximately $3.4 million in legal expenses and a $9.4 million benefit relating to the judgment received in November 2007 relating to the Unzipped litigation. See Note 10 of Notes to Consolidated Financial Statements. The fiscal 2006 special charges expense is comprised of legal expenses involving the Unzipped litigation.

Operating Income. Operating income for fiscal 2007 increased to $121.8 million, or approximately 76% of total revenue, compared to $53.7 million or approximately 67% of total revenue in fiscal 2006. The increase in our operating margin percentage is primarily the result of increased revenues relating to the 2007 acquisitions and a full year of revenue for 2006 acquisitions while leveraging off of the existing infrastructure and making modest additions to SG&A compared to the increase in revenue.

Interest Income - Interest income increased by $6.3 million in fiscal 2007 from $1.2 million to $7.5 million. This increase was primarily driven by higher levels of cash balances throughout the year as compared to fiscal 2006 due to (i) cash generated from operations and (ii) cash raised through debt and equity financing which was on hand for during the first and third quarter of 2007 before used for acquisitions.

Interest Expense - Interest expense increased by $17.9 million in fiscal 2007 to $33.0 million, compared to interest expense of $15.1 million in fiscal 2006. This increase was due primarily to an increase in the Company’s debt financing arrangements in connection with the acquisitions of Rocawear, Official-Pillowtex and Starter, as well as interest related to the Sweet Note. See Note 8 of the Notes to Consolidated Financial Statements. Specifically interest expense relating to the new term loan facility, the convertible bond and the note issued to Sweet (“Sweet Note”) totaling approximately $12.4 million, $2.9 million and $2.8 million respectively with no comparable interest expense in fiscal 2006. Deferred financing costs increased by $1.3 million in fiscal 2007 to $2.0 million from $0.7 million in fiscal 2006 due to additional financing obtained in fiscal 2007.

Provision for Income Taxes. The effective income tax rate for fiscal 2007 is approximately 33.8% resulting in the $32.5 million income tax expense. This difference between the effective tax rate and the statutory rate of 35%, is mainly driven by the benefit in state income taxes and relates to fluctuations in state rates expected to be realized by the Company due to new or revised tax legislation as well as changes we have recently experienced in the level of business performed within specific tax jurisdictions. Fiscal 2006 had a $7.3 million income tax expense due primarily to a reduction in the Company’s valuation allowance. See Note 17 of Notes to Consolidated Financial Statements.

Net income. The Company’s net income was $63.8 million in fiscal 2007, compared to net income of $32.5 million in fiscal 2006, as a result of the factors discussed above.

Fiscal 2006 compared to fiscal 2005

Revenues. Revenue for fiscal 2006 increased to $80.7 million, from $30.2 million in fiscal 2005. This revenue growth was driven by three factors: growth from brands owned by the Company prior to 2005, additional revenue from brands acquired during fiscal 2005 and brands acquired in fiscal 2006. The growth in revenue from brands that were acquired prior to 2005, notably the Company’s Candie’s brand which is licensed to Kohl’s, amounted to $5.9 million. Additional revenue from brands that were acquired during fiscal 2005, notably the Joe Boxer brand, that is licensed to Kmart, and the Rampage brand, amounted to approximately $20.2 million. In addition, new revenues associated with the four brands acquired in 2006, Mudd, London Fog, Mossimo, and Ocean Pacific, amounted to $22.3 million.

Operating Expenses. Consolidated SG&A expenses totaled $24.5 million in fiscal 2006 compared to $13.3 million in fiscal 2005, an increase of $11.2 million. The increase in SG&A expenses was primarily related to an aggregate increase of $6.9 million in advertising expense and payroll costs associated with additions to employee headcount, both relating primarily related to the Company’s recent acquisitions. Further, in fiscal 2006, the Company recorded an additional $1.4 million reserve against its accounts receivables primarily relating to one licensee’s non-payment that is currently in dispute with the Company, compared to $180,000 in fiscal 2005. Additionally, for fiscal 2006, non-cash items consisting of the amortization of intangible assets as a direct result of the Joe Boxer, Rampage, Mudd, Mossimo and Ocean Pacific acquisitions accounted for $1.9 million of the increase in SG&A expenses from such expenses in Fiscal 2005.

For fiscal 2006 and Fiscal 2005, the Company’s special charges included $2.5 million and $1.5 million respectively, incurred by the Company relating to litigation involving Unzipped. See Note 10 of Notes to Consolidated Financial Statements.

Operating Income. As a result of the foregoing, the Company's net operating income was $53.7 million in fiscal 2006, or 67% of net revenue, as compared to $15.4 million in fiscal 2005, or 51% of net revenue.

Net Interest Expense. Net Interest expense increased by approximately $9.3 million in fiscal 2006 to $13.8 million, compared to $4.5 million in fiscal 2005. This increase in interest expense was due primarily to an increase in the Company's debt through financing arrangements in connection with the acquisitions of Joe Boxer, Rampage, Mudd, London Fog, Mossimo, and Ocean Pacific. Included in the interest expense for fiscal 2006 was approximately $0.7 million amortization expense of deferred financing cost, compared to approximately $0.5 million in fiscal 2005. Partially offsetting the increase in interest expense was an increase in interest income. The interest income for fiscal 2006 totaled $1.2 million, compared to $0.3 million in fiscal 2005, primarily driven by increased cash balances in the fourth quarter from the Company’s equity offering of shares of common stock in December 2006.

Gain on Sales of Securities. In fiscal 2006 and Fiscal 2005, the gross realized gain on sales of securities available for sale totaled $0 and $0.1 million, respectively.

Provision (Benefit) for Income Taxes.  The effective income tax rate for fiscal 2006 is approximately 18.4% resulting in the $7.3 million income tax expense. This effective tax rate was mainly driven by the Company’s reduction in the valuation allowance of approximately $6.2 million. Fiscal 2005 had a $5.0 million income tax benefit due primarily from a reduction in the Company’s valuation allowance. See Note 17 of Notes to Consolidated Financial Statements.

Net income. The Company recorded net income of $32.5 million in fiscal 2006, compared to net income of $15.9 million in fiscal 2005, an increase of 104%, as a result of the factors discussed above.

Liquidity and Capital Resources

Liquidity

The Company’s principal capital requirements have been to fund acquisitions, working capital needs, and to a lesser extent capital expenditures. The Company has historically relied on internally generated funds to finance its operations and its primary source of capital needs for acquisition have been the issuance of debt and equity securities. At December 31, 2007, December 31, 2006, and December 31, 2005, the Company’s cash totaled $53.3 million, $77.8 million, and $11.7, respectively, including restricted cash of $5.2 million, $4.3 million, and $4.1 million, respectively.

The Company believes that cash from future operations as well as currently available cash will be sufficient to satisfy its anticipated working capital requirements for the foreseeable future. The Company intends to continue financing its brand acquisitions through a combination of cash from operations, bank financing and the issuance of additional equity and/or debt securities. During 2007, the Company funded it’s acquisitions through a combination of cash reserves and new debt obligations. The Danskin acquisition was funded from the Company’s cash reserves, while the Rocawear, Pillowtex and Starter acquisitions were funded from the proceeds of the term loan facility and convertible senior subordinated notes (see obligations and commitments section). See Note 8 of Notes to Consolidated Financial Statements.

As of December 31, 2007, the marketable securities consist of investment grade auction rate securities. During the year, the Company invested $196.4 million in auction rate securities and the majority of these securities ($183.4 million) had successful auctions. However, beginning in the third quarter of fiscal 2007, $13 million of the auction rate securities had failed auctions due to sell orders exceeding buy orders. These funds will not be available to the Company until a successful auction occurs or a buyer is found outside the auction process. As a result, $13.0 million of auction rate securities were written down to $10.9 million as an unrealized pre-tax loss of $2.1 million to reflect a temporary decrease in fair value. As the write-down of $2.1 million has been identified as a temporary decrease in fair value, the write-down will not impact the Company’s earnings and is reflected as an other comprehensive loss in the consolidated statement of stockholders’ equity. The Company believes this decrease in fair value is temporary due to general macroeconomic market conditions, as the underlying securities have maintained their investment grade rating. Furthermore, the Company believes its cash flow from future operations and its cash will be sufficient to satisfy its anticipated working capital requirements for the foreseeable future, regardless of the timeliness of the auction process.

Changes in Working Capital

At December 31, 2007 and December 31, 2006 the working capital ratio (current assets to current liabilities) was 1.25 to 1 and 2.8 to 1, respectively. This decrease was driven by the decrease in cash and cash equivalents from $77.8 million at December 31, 2006 to $53.3 million at December 31, 2007, as well as the following factors:

Operating Activities

Net cash provided by operating activities totaled $83.7 million in fiscal 2007, as compared to $29.3 million and $16.0 million of net cash provided by operating activities in fiscal 2006 and fiscal 2005, respectively. Cash provided by operating activities in fiscal 2007 increased primarily due to net income of $63.8 million, amortization of intangibles of $5.6 million, $2.3 million for the provision for doubtful accounts, an increase of $5.0 million in deferred revenues, net of acquisitions, driven by prepayments of certain royalties related to the Mudd brand, and an increase of $26.8 million in deferred income tax assets primarily related to the provision for income taxes for fiscal 2007, offset primarily by increases of $22.1 million in accounts receivable, net of acquisitions, primarily related to the Rocawear, Danskin and Pillowtex acquisitions. The Company continues to rely upon cash generated from licensing and commission operations to finance its operations.

Net cash provided from these operating activities totaled $29.3 million in fiscal 2006, compared to $16.0 million in fiscal 2005. For fiscal 2006, cash generated from licensing revenues are from licensees in connection with the Company's nine brands as of December 31, 2006.

Investing Activities

Net cash used in investing activities in fiscal 2007 totaled $598.2 million, as compared to $176.8 million in fiscal 2006 and $68.5 million in fiscal 2005. In fiscal 2007, the Company purchased marketable securities totaling $196.4 million, from which marketable securities totaling $183.4 million were sold at par value during fiscal 2007. In addition, the Company paid $71.3 million in cash for certain assets relating to the Danskin brand, $206.1 million in cash for certain assets relating to the Rocawear brand, and $233.8 million in cash for certain assets relating to the acquisition of the Official-Pillowtex brands (Cannon, Royal Velvet, Fieldcrest, and Charisma), $60.3 million in cash for certain assets relating to the Starter brand, and $13.4 million in cash relating to Scion LLC’s acquisition of the Artful Dodger brand. See Notes 2, 3, 4, 5, and 6 of Notes to Consolidated Financial Statements. Capital expenditures in fiscal 2007 were $0.1, compared to $0.7 million in capital expenditures in fiscal 2006.

The Company's cash used in investing activities in fiscal 2006 totaled $176.8 million compared to $68.5 million used for fiscal 2005. Cash paid for the acquisitions of Mudd, London Fog, Mossimo, and Ocean Pacific, totaled approximately $173.7 million in fiscal 2006. Capital expenditures were $0.7 million for the fiscal 2006 compared to $0.7 million in fiscal 2005. Capital expenditures for fiscal 2006 were primarily in connection with the acquisition of office equipment and leasehold improvements, and other trademarks of $2.3 million.

Financing Activities

Net cash provided by financing activities was $489.0 million in fiscal 2007, compared with $213.4 million in fiscal 2006 and $59.9 million in fiscal 2005. Of the $489.0 million in net cash provided by financing activities, $272.5 million was provided from the net proceeds of the issuance of the term loan facility, $281.1 million from the net proceeds of our sale of the convertible notes, $37.5 million from the proceeds of our sale of the sold warrants to the convertible note hedge counterparties, $3.6 million from proceeds in connection with the exercise of stock options. This was offset by an aggregate of $76.3 million used to purchase the purchased call options from the convertible note hedge counterparties, $20.1 million used for principal payments related to the asset-backed notes and the term loan facility, $3.5 million in cash placed in a non-current reserve account, and $6.2 million in financing costs which have been deferred to be amortized over the remaining life of the term loan facility.

In fiscal 2006, $189.5 million was provided from the net proceeds of the equity offering; $168.0 million was provided from the net proceeds of the issuance of long-term asset-backed notes, the loan related to the Mossimo acquisition and the loan related to the Ocean Pacific acquisition; the Company received proceeds of $9.1 million from the exercise of stock options and warrants; approximately $148.5 million was used for principal payments related to the asset-backed notes; $6.7 million in cash placed in a non-current reserve account.

Obligations and commitments

The Company funded three of the four 2007 acquisitions through new debt obligations. The Rocawear acquisition was funded from the proceeds of the Company’s $212.5 million term loan facility. The Pillowtex acquisition was funded primarily from the proceeds of the offering of Convertible Senior Subordinated Notes. The Starter acquisition was funded from the net proceeds of an additional $60.0 million in financing secured under the term loan facility. The Company has limited ability, however, to secure additional indebtedness with its existing assets due to certain provisions of the Term Loan Facility and IP Holdings’ existing Asset-Backed Notes.

Term loan facility. In connection with the Company’s acquisition of the Rocawear brand in March 2007, it entered into a credit agreement with respect to a term loan facility pursuant to which it borrowed, and received net proceeds of, $212.5 million. Subsequently, in December 2007, in connection with the Company’s acquisition of the Starter brand, the Company borrowed an additional $63.2 million under this term loan facility, in connection with which it received net proceeds of $60.0 million.

The Company’s obligations under the credit agreement are secured by the Company’s pledge of its ownership interests in several of its subsidiaries. In addition, these and other of the Company’s subsidiaries have guaranteed such obligations and their guarantees are secured by a pledge of, among other things, the Ocean Pacific/OP, Danskin, Rocawear, Mossimo, Cannon, Royal Velvet, Fieldcrest, Charisma and Starter trademarks and related intellectual property assets. Amounts outstanding under the term loan facility bear interest, at the Company’s option, at the Eurodollar rate or the prime rate, plus an applicable margin of 2.25% or 1.25%, as the case may be, per annum, with minimum principal payable in equal quarterly installments in annual aggregate amounts equal to 1.00% of the aggregate principal amount of the loans outstanding, in addition to an annual payment equal to 50% of the excess cash flow from the term loan facility group, with any remaining unpaid principal balance to be due on April 30, 2013. At December 31, 2007, the interest rate under the term loan facility was 7.08% and the balance outstanding under the term loan facility was $270.8 million. As of December 31, 2007, we are in compliance with all covenants relating to this debt obligation (see Note 8 to Consolidated Financial Statements).

Convertible senior subordinated notes. In June 2007, the Company completed the sale of $287.5 million principal amount of its 1.875% convertible senior subordinated notes due 2012 in a private offering to certain institutional investors from which it received net proceeds of approximately $281.1 million. The convertible notes bear interest at an annual rate of 1.875%, payable semi-annually in arrears on June 30 and December 31 of each year, commencing as of December 31, 2007. At December 31, 2007, the balance of the convertible notes was $281.7 million.

Concurrently with the sale of the convertible notes, the Company purchased note hedges for approximately $76.3 million and issued warrants to the hedge counterparties for proceeds of approximately $37.5 million. These transactions will generally have the effect of increasing the conversion price of the convertible notes (by 100% percent based on the price of the Company’s common stock at the time of the offering). As a result of these transactions, the Company recorded a reduction to additional paid-in-capital of $12.1 million. These note hedges and warrants are separate and legally distinct instruments that bind only the Company and the counterparties thereto and have no binding effect on the holders of the convertible notes.

The Company utilized the proceeds of the convertible notes as follows: approximately $233.8 million was used for the Pillowtex acquisition and approximately $38.8 million was the net payment for the related convertible note hedge (see Note 8 of Notes to Consolidated Financial Statements). There are no covenants for this debt obligation.

Asset-backed notes. The financing for certain of the Company’s acquisitions in fiscal 2005 and fiscal 2006 was accomplished though private placements of IP Holding’s asset-backed notes, which notes are currently secured by the Candies, Bongo, Joe Boxer, Rampage, Mudd and London Fog trademarks and related intellectual property assets. At December 31, 2007, the principal balance outstanding under the asset-backed notes was $137.5 million, of which $48.2 million principal amount bears interest at a fixed interest rate of 8.45% and $21.3 million principal amount bears interest at a fixed rate of 8.12%, each with a term ending in 2012, and $68.0 million principal amount bears interest at a fixed rate of 8.99% with a term ending in 2013.

Cash on hand in IP Holdings’ bank account is restricted at any point in time up to the amount of the next payment of principal and interest due by it under the asset-backed notes. Accordingly, as of December 31, 2007 and 2006, $5.2 million and $4.3 million, respectively, have been disclosed as restricted cash within the Company’s current assets. Further, a liquidity reserve account has been established and the funds on deposit in such account are to be applied to the last principal payment due with respect to the asset-backed notes. Accordingly, the $15.2 million and $11.7 million in such reserve account as of December 31, 2007 and 2006, respectively, have been included on the Company’s balance sheets as restricted cash within its other assets. As of December 31, 2007, we are in compliance with all covenants relating to this debt obligation. (see Note 8 of Notes to Consolidated Financial Statements)

Sweet Note. On April 23, 2002, the Company acquired the remaining 50% interest in Unzipped from Sweet for a purchase price comprised of 3,000,000 shares of its common stock and $ 11.0 million in debt, which was evidenced by the Company’s issuance of the Sweet Note. Prior to August 5, 2004, Unzipped was managed by Sweet pursuant to a management agreement, which obligated Sweet to manage the operations of Unzipped in return for, commencing in fiscal 2003, an annual management fee based upon certain specified percentages of net income achieved by Unzipped during the three- year term of the agreement. In addition, Sweet guaranteed that the net income, as defined in the agreement, of Unzipped would be no less than $ 1.7 million for each year during the term, commencing with fiscal 2003. In the event that the guarantee was not met for a particular year, Sweet was obligated under the management agreement to pay the Company the difference between the actual net income of Unzipped, as defined, for such year and the guaranteed $ 1.7 million. That payment, referred to as the shortfall payment, could be offset against the amounts due under the Sweet Note at the option of either the Company or Sweet. As a result of such offsets, the balance of the Sweet Note was reduced by the Company to $ 3.1 million as of December 31, 2006 and $ 3.0 million as of December 31, 2005 and is reflected in "long- term debt." This note bears interest at the rate of 8% per year and matures in April 2012.

In November 2007, in connection with the litigation in the California state court, the state court judge issued a signed judgment. This judgment stated that the Sweet Note originally $11 million when issued by the Company upon the acquisition of Unzipped from Sweet in 2002 should total approximately $12.2 million as of December 31, 2007. The balance of this Sweet Note, prior to any adjustments related to the judgment was approximately $3.2 million. The Company increased the Sweet Note by approximately $6.2 and recorded the expense as a special charge. The Company further increased the Sweet Note by approximately $2.8 million to record the related interest and included the charge in interest expense. The balance of the Sweet Note as of December 31, 2007 is approximately $12.2 million and included in Current portion of Long Term Liabilities.

Kmart note.    In connection with the acquisition of Joe Boxer in July 2005, the Company assumed a promissory note, dated August 13, 2001, in the principal amount of $10.8 million that originated with the execution of the Kmart license by the former owners of Joe Boxer. The note provided for interest at 5.12% and was payable in three equal annual installments, on a self-liquidating basis, on the last day of each year commencing on December 31, 2005 and continuing through December 31, 2007. Payments due under the note could be off-set against any royalties owed under the Kmart license. As of December 31, 2007 the remaining principal due to Kmart under the note was entirely off-set against royalties collectible under the Kmart license.

Other. The Company believes that it will be able to satisfy its ongoing cash requirements for operations and debt servicing for the foreseeable future, primarily with cash flow from operations. In addition, as part of its business growth strategy, the Company intends, in addition to growing through the organic development of its brands and expanding internationally, to grow through acquisitions of additional brands. The Company anticipates that it may fund any such acquisitions through the issuance of equity or debt securities.

The following is a summary of contractual cash obligations, including interest for the periods indicated that existed as of December 31, 2007, and is based on information appearing in the Notes to Consolidated Financial Statements:

Contractual Obligations (000’s omitted)	2008	2009-2010	2011-2012	After 2012	Total
Term Loan Facility	$19,972	$5,492	$5,492	$239,795	$270,751
Convertible Notes	-	-	281,714	-	281,714
Asset-Backed Notes	20,408	46.447	59,848	10,802	137,505
Sweet Note	12,186	-	-	-	12,186
Operating Leases	1,583	4,526	3,804	21,081	30,994
Employment Contracts(1)	4,393	5,539	2,000	-	11,932
Total Contractual Cash Obligations	$58,542	$62,004	$352,858	$271,678	$745,082

(1) Includes all annual base salary commitments in addition to the new annual base salary commitment related to the new employment agreement for Neil Cole, President and CEO, signed January 28, 2008 (see Note 20 of Notes to Consolidated Financial Statements).

Other Factors

We continue to seek to expand and diversify the types of licensed products being produced under our various brands, as well as diversify the distribution channels within which licensed products are sold, in an effort to reduce dependence on any particular retailer, consumer or market sector. The success of our company, however, will still remain largely dependent on our ability to build and maintain brand awareness and contract with and retain key licensees and on our licensees’ ability to accurately predict upcoming fashion trends within their respective customer bases and fulfill the product requirements of their particular retail channels within the global marketplace. Unanticipated changes in consumer fashion preferences, slowdowns in the U.S. economy, changes in the prices of supplies, consolidation of retail establishments, and other factors noted in “Item 1A-Risk factors,” could adversely affect our licensees’ ability to meet and/or exceed their contractual commitments to us and thereby adversely affect our future operating results.

Effects of Inflation

The Company does not believe that the relatively moderate rates of inflation experienced over the past few years in the United States, where it primarily competes, have had a significant effect on revenues or profitability.

New Accounting Standards

During fiscal 2007, the Company adopted certain new accounting standards issued by the FASB, as described below and summarized in Note 1 of Notes to Consolidated Financial Statements. The adoption of these new accounting standards did not have a significant impact on the Company’s financial position or results of operations in fiscal 2007.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (“SFAS 157”) which establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are evaluating the impact adopting SFAS 157 will have on our consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which requires an acquirer to do the following: expense acquisition related costs as incurred; to record contingent consideration at fair value at the acquisition date with subsequent changes in fair value to be recognized in the income statement; and any adjustments to the purchase price allocation are to be recognized as a period cost in the income statement. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier application is prohibited. At the date of adoption, SFAS 141R is expected to have a material impact on our results of operations and our financial position due to our acquisition strategy.

In December, 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 .” This statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective prospectively, except for certain retrospective disclosure requirements, for fiscal years beginning after December 15, 2008. Management is evaluating the impact adopting SFAS 160 will have on the Company’s results of operations and financial position.

Critical Accounting Policies:

Several of the Company's accounting policies involve management judgments and estimates that could be significant. The policies with the greatest potential effect on the Company's consolidated results of operations and financial position include the estimate of reserves to provide for collectability of accounts receivable. The Company estimates the collectability considering historical, current and anticipated trends related to deductions taken by customers and markdowns provided to retail customers to effectively flow goods through the retail channels, and the possibility of non-collection due to the financial position of its licensees' customers. With its new licensing model, the Company has eliminated its inventory risk and substantially reduced its operating risks, and can now reasonably forecast revenues and plan expenditures based upon guaranteed royalty minimums.

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

In connection with its licensing model, the Company has entered into various trademark license agreements that provide revenues based on minimum royalties and additional revenues based on a percentage of defined sales. Minimum royalty revenue is recognized on a straight-line basis over each period, as defined, in each license agreement. Royalties exceeding the defined minimum amounts are recognized as income during the period corresponding to the licensee's sales.

Also in June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which changed the accounting for goodwill from an amortization method to an impairment-only approach. Upon the Company's adoption of SFAS No. 142 on February 1, 2002, the Company ceased amortizing goodwill. As prescribed under SFAS No. 142, the Company had goodwill tested for impairment during fiscal 2007, fiscal 2006, and fiscal 2005, and no impairments were necessary.

The Candie's and Bongo trademarks had previously been amortized on a straight-line basis over their estimated useful lives of approximately 20 years. Effective July 1, 2005, the Company changed for accounting purposes, the estimated useful lives of the Candie's and Bongo trademarks to be an indefinite life. Accordingly, the recorded value of these trademarks will no longer be amortized, but instead will be tested for impairment on an annual basis. In arriving at the conclusion to use an indefinite life management considered among other things, the Company's new licensing business model which has expanded the extent of potential use of these brand names in future years. In connection with the Candies license signed with Kohl's in late 2004 the Candie's name, which has been in the US market since the’1970's, has been expanded to approximately 20 product categories in almost 700 Kohl's retail locations. Similarly, the Bongo brand has expanded from a predominantly jeanswear brand to a broad variety of product groups and multiple licenses in the U.S. and internationally. Brand recognition for both of these brands is very high, has been generally stable for an extended period of time, and the Company expects this consumer recognition and acceptance to remain stable or grow in the future based on anticipated broader distribution and product line expansion. The impact of this change in estimate for fiscal 2005 was a reduction in amortization expense relating to the Candie's and Bongo trademarks totaling $595,000 or $0.02 per fully diluted earning per share. As of December 31, 2007, the net book value of the Candie's and Bongo trademarks totaled $14.4 million.

Impairment losses are recognized for long-lived assets, including certain intangibles, used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are not sufficient to recover the assets carrying amount. Impairment losses are measured by comparing the fair value of the assets to their carrying amount.

Effective January 1, 2006, we adopted SFAS No. 123(R), “Accounting for share-based payment,” which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Under SFAS123(R), using the modified prospective method, compensation expense is recognized for all share-based payments granted prior to, but not yet vested as of, January 1, 2006. In December 2005, our Board of Directors approved the accelerated vesting of all employee service-based stock options previously granted under our various non-qualified stock option plans, which would have been unvested as of December 31, 2005. As a result, all options granted as of December 31, 2005, except certain options based on performance, became exercisable immediately. The number of shares, exercise prices and other terms of the options subject to the acceleration remain unchanged. The acceleration of such option vesting resulted in an additional $446,000 of compensation expense reflected in pro forma net income for the year ended December 31, 2005, an amount that would have otherwise been recorded as compensation expense in the years ending December 31, 2006 and 2007, but had no impact on compensation recognition in 2005 as the options would have otherwise vested. Prior to the adoption of SFAS 123(R), we accounted for our stock-based compensation plans under the recognition and measurement principles of accounting principles board, or APB, Opinion No. 25, “Accounting for stock issued to employees,” and related interpretations. Accordingly, the compensation cost for stock options had been measured as the excess, if any, of the quoted market price of our common stock at the date of the grant over the amount the employee must pay to acquire the stock. In accordance with the modified prospective transition method, our consolidated financial statements have not been restated to reflect the impact of SFAS 123(R). The impact on our financial condition and results of operations from the adoption of SFAS No. 123(R) will depend on the number and terms of stock options granted in future years under the modified prospective method, the amount of which we cannot currently estimate.

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, (“SFAS 109”) “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, management reviews both positive and negative evidence pursuant to the requirements of SFAS No. 109, including current and historical results of operations, the annual limitation on utilization of net operating loss carry forwards pursuant to Internal Revenue Code section 382, future income projections and the overall prospects of the Company's business. Based upon management's assessment of all available evidence, including the Company's completed transition into a licensing business, estimates of future profitability based on projected royalty revenues from its licensees, and the overall prospects of the Company's business, management concluded in fiscal 2007 that it is more likely than not that the net deferred income tax asset recorded as of December 31, 2006 will be realized.

The Company adopted FIN 48 beginning January 1, 2007. The implementation of FIN 48 did not have a significant impact on the Company’s financial position or results of operations. The total unrecognized tax benefit was $1.1 million at the date of adoption. At December 31, 2007, the total unrecognized tax benefit was $1.1 million. However, the liability is not recognized for accounting purposes because the related deferred tax asset has been fully reserved in prior years. The Company is continuing its practice of recognizing interest and penalties related to income tax matters in income tax expense. There was no accrual for interest and penalties related to uncertain tax positions for the year ended December 31, 2007. The Company files federal and state tax returns and is generally no longer subject to tax examinations for fiscal years prior to 2003.

Other significant accounting policies are summarized in Note 1 of Notes to Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company limits exposure to foreign currency fluctuations by requiring substantially all of its revenue to be paid in United States dollars. As of December 31, 2007, the Company had approximately $270.8 million in variable interest debt under its Term Loan Facility. See Note 8 of the Notes to Consolidated Financial Statements for further explanation.

The Company is exposed to potential loss due to changes in interest rates. Investments with interest rate risk include marketable securities. Debt with interest rate risk includes the fixed and variable rate debt. To mitigate interest rate risks, the Company is, utilizing derivative financial instruments such as interest rate hedges to convert certain portions of the Company’s variable rate debt to fixed interest rates. If there were an adverse change in interest rates of 10%, the expected effect on net income would be immaterial.

The Company invested in certain investment grade auction rate securities. During the third and fourth quarter of fiscal 2007, our balance of auction rate securities failed to auction due to sell orders exceeding buy orders. These funds will not be available to us until a successful auction occurs or a buyer is found outside the auction process. As a result, $13.0 million of auction rate securities were written down to $10.9 million as an unrealized pre-tax loss of $2.1 million to reflect a temporary decrease in fair value. The Company believes this decrease in fair value is temporary due to general macroeconomic market conditions, as the underlying securities have maintained their investment grade rating. As the write-down of $2.1 million has been identified as a temporary decrease in fair value, the write-down will not impact our earnings and is reflected as an other comprehensive loss in the consolidated statement of stockholders’ equity.

In connection with the initial sale of convertible notes, the Company entered into convertible note hedge transactions with affiliates of Merrill Lynch and Lehman Brothers, which hedging transactions are expected, but are not guaranteed, to eliminate the potential dilution upon conversion of the convertible notes. At the same time, the Company entered into sold warrant transactions with the hedge counterparties. In connection with such transactions, the hedge counterparties entered into various over-the-counter derivative transactions with respect to the Company’s common stock and purchased the Company’s common stock; and they may enter into or unwind various over-the-counter derivatives and/or purchase or sell the Company’s common stock in secondary market transactions in the future. Such activities could have the effect of increasing, or preventing a decline in, the price of our common stock. Such effect is expected to be greater in the event we elect to settle converted notes entirely in cash. The hedge counterparties are likely to modify their hedge positions from time to time prior to conversion or maturity of the convertible notes or termination of the transactions by purchasing and selling shares of our common stock, other of our securities, or other instruments they may wish to use in connection with such hedging. In particular, such hedging modification may occur during any conversion reference period for a conversion of notes. In addition, we intend to exercise options we hold under the convertible note hedge transactions whenever notes are converted and we have elected, with respect to such conversion, to pay a portion of the consideration then due by us to the noteholder in shares of our common stock. In order to unwind their hedge positions with respect to those exercised options, the hedge counterparties will likely sell shares of our common stock in secondary market transactions or unwind various over-the-counter derivative transactions with respect to our common stock during the conversion reference period for the converted notes. The effect, if any, of any of these transactions and activities on the trading price of our common stock will depend in part on market conditions and cannot be ascertained at this time, but any of these activities could adversely affect the value of our common stock. Also, the sold warrant transaction could have a dilutive effect on our earnings per share to the extent that the price of our common stock exceeds the strike price of the warrants.

Item 8. Financial Statements and Supplementary Data

The financial statements and supplementary data required to be submitted in response to this Item 8 are set forth after Part IV, Item 15 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. The purpose of disclosure controls is to ensure that information required to be disclosed in our reports filed with or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed to ensure that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings and ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.

The principal executive officer and principal financial officer also conducted an evaluation of internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter ended December 31, 2007 that may have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, there has been no change in the Company’s Internal Controls over financial reporting during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to affect, the Company’s Internal Controls over financial reporting.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

February 28, 2008

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

In order to ensure that our internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for our financial reporting as of December 31, 2007. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, referred to as COSO. Our assessment included the documentation and understanding of our internal control over financial reporting. We have evaluated the design effectiveness and tested the operating effectiveness of internal controls to form our conclusion.

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

BDO Seidman, LLP, the independent registered public accounting firm who audits our financial statements, has audited our internal control over financial reporting as of December 31, 2007 and has expressed an unqualified opinion thereon.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Iconix Brand Group, Inc.
New York, New York

We have audited Iconix Brand Group, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Iconix Brand Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Iconix Brand Group, Inc maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Iconix Brand Group, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated February, 28, 2008 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

New York, New York
February 28, 2008

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our executive officers and directors and their respective ages and positions are as follows:

Name	Age	Position(s)
Neil Cole	50	Chairman of the Board, President and Chief Executive Officer
David Conn	40	Executive Vice President
Warren Clamen	43	Chief Financial Officer
Andrew Tarshis	41	Senior Vice President and General Counsel
Deborah Sorell Stehr	45	Senior Vice President - Business Affairs and Licensing
Barry Emanuel[1,3]	66	Director
Steven Mendelow[2,3]	65	Director
Drew Cohen[1,2,3]	39	Director
F. Peter Cuneo[2,3]	63	Director
Mark Friedman1, [3]	44	Director
James A. Marcum [1,2]	48	Director

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

Warren Clamen has served as the Company's Chief Financial Officer since joining the Company in March 2005. From June 2000 until March 2005, Mr. Clamen served as Vice President of Finance for Columbia House, one of the world's largest licensees of content for music and film ,and from December 1998 to June 2000, he was Vice President of Finance of Marvel Entertainment, Inc. a publicly traded entertainment company active in motion pictures, television, publishing, licensing and toys. Prior to that time, Mr. Clamen served as the Director, International Management for Biochem Pharma Inc., a public company located in Montreal, Canada that has its shares traded on NASDAQ, and as a Senior Manager at Richter, Usher and Vineberg, an accounting firm also located in Montreal, Canada. Mr. Clamen is a certified public accountant and a chartered accountant. He received a Bachelor of Commerce degree in 1986 and a Graduate Diploma in public accounting in 1988, each from McGill University in Montreal.

Andrew Tarshis has served as the Company’s Senior Vice President and General Counsel since September 2006. From July 2005, when he joined the Company in connection with its acquisition of the Joe Boxer brand, until September 2006, he served as the Company’s Senior Vice President, business affairs and associate counsel. Prior to joining the Company, from May 2001 to July 2005, Mr. Tarshis served as Senior Vice President and General Counsel to Windsong Allegiance Group, LLC and, from December 1998 to May 2001, he served as a general attorney for Toys R Us, Inc. Mr. Tarshis received his Bachelor of Arts degree from the University of Michigan, Ann Arbor in 1988 and his Juris Doctor degree from the University of Connecticut School of Law in 1992.

Deborah Sorell Stehr has served as the Company’s Senior Vice President—Business Affairs and Licensing since September 2006. Since joining the Company in December 1998, she served as Vice President and General Counsel from December 1998 until November 1999, and then served as Senior Vice President and General Counsel until September 2006. Ms. Sorell Stehr has also been the Secretary since 1999 and on the Board of Directors of numerous of the Company’s subsidiaries. From September 1996 to December 1998, Ms. Sorell Stehr was Associate General Counsel with Nine West Group Inc., a women’s footwear corporation, where Ms. Sorell Stehr was primarily responsible for overseeing legal affairs relating to domestic and international contracts, intellectual property, licensing, general corporate matters, litigation and claims. Prior to joining Nine West Group, Ms. Sorell Stehr practiced law for nine years at private law firms in New York City and Chicago in the areas of corporate law and commercial litigation. Ms. Sorell Stehr received her A.B. in politics from Princeton University in 1984 and her Juris Doctor degree from the Northwestern University School of Law in 1987.

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

Steven Mendelow has served on the Company's Board of Directors since December 1999. He has been a principal with the accounting firm of Konigsberg Wolf & Co. and its predecessor, which is located in New York, New York, since 1972. Mr. Mendelow was a director of New Retail Concepts, Inc. from 1992 until its merger with the Company in 1998. He also serves as a director of several privately held companies. He is a trustee of The Washington Institute for Near East Studies and actively involved with the Starlight Starbright Children's Foundation and the Foundation for Fighting Blindness. He received a Bachelor of Science degree in business administration from Bucknell University in 1964 where he was elected to Delta Mu Delta, the national Economics Honor Society.

Drew Cohen has served on the Company's Board of Directors since April 2004. He is the President of Music Theatre International, which represents the dramatic performing rights of classic properties such as “West Side Story,” and “Fiddler on the Roof,” and licenses over 50,000 performances a year around the world. Before joining Music Theatre International in September 2002, Mr. Cohen was from July 2001 the Director of Investments for Big Wave NV, an investment management company, and prior to that, General Manager for GlassNote Records, an independent record company. Mr. Cohen received a Bachelor of Science degree from Tufts University in 1990, his Juris Doctor from Fordham Law School in 1993, and a Masters Degree in business administration from Harvard Business School in 2001.

F. Peter Cuneo has served on the Company’s Board of Directors since October 2006. He has served as the Vice Chairman of the Board of Directors of Marvel Entertainment, Inc., a publicly traded entertainment company active in motion pictures, television, publishing, licensing and toys, since June 2003, and prior thereto, he served as the President and Chief Executive Officer of Marvel Entertainment from July 1999 to December 2002. Mr. Cuneo has also served as the Chairman of Cuneo & Co., L.L.C., a private investment firm, since July 1997 and previously served on the Board of Directors of WaterPik Technologies, Inc., a New York Stock Exchange company engaged in designing, manufacturing and marketing health care products, swimming pool products and water-heating systems, prior to its sale earlier in 2006. Mr. Cuneo currently serves as the Vice Chairman of the Alfred University Board of Trustees, and he received a Bachelor of Science degree from Alfred University in 1967 and a Masters degree in business administration from Harvard Business School in 1973.

Mark Friedman has served on the Company’s Board of Directors since October 2006. He has been the Managing Partner of Trilea Partners LLC, an investment and consulting firm, since May 2006. Previously, he was with Merrill Lynch since 1996, serving in various capacities including, most recently, as group head of its U.S. equity research retail team where he specialized in analyzing and evaluating specialty retailers in the apparel, accessory and home goods segments. Prior thereto, he specialized in similar services for Lehman Brothers Inc. and Goldman, Sachs & Co. Mr. Friedman has been ranked on the Institutional Investor All-American Research Team as one of the top-rated sector analysts and received a Bachelor of Business Administration degree from the University of Michigan in 1986 and a Masters degree in business administration from The Wharton School, University of Pennsylvania in 1990.

James A. Marcum has served on the Company’s Board of Directors since October 2007. He is an Operating Partner and has served as an Operating Executive of Tri-Artisan Capital Partners, LLC, a merchant banking firm, since January 2004. In addition, since April 2007, Mr. Marcum has been a principal shareholder and has served as the Chairman and Chief Strategic Officer of Enabl-u Technologies Corp., an early stage interactive training and data management solutions provider. From January 2005 to January 2006, he served in various capacities, including Chief Executive Officer and Director of Ultimate Electronics, Inc., a consumer electronics retailer specializing in home and car entertainment. From May 2001 to July 2003, he served as an Executive Vice President, Chief Financial Officer and Executive Vice President of Operations of Hollywood Entertainment Corporation, a video home entertainment specialty retailer. Prior thereto, Mr. Marcum was recruited by private equity investors to serve in such roles as Executive Vice President and Chief Operating Officer of Lids, Inc., a specialty retailer of hats, and Vice Chairman and Chief Financial Officer of State Stores, Inc., a specialty retailer bringing branded apparel to small town America. Mr. Marcum has also served in senior executive capacities at Melville Corporation, a conglomerate of specialty retail chains in the apparel, footwear, drug, health and beauty aids and furniture and accessories sectors. He received a Bachelors degree from Southern Connecticut State University in accounting and economics in 1980.

Election of officers

Our Board of Directors elects the officers of the Company on an annual basis and its officers serve until their successors are duly elected and qualified. No family relationships exist among any of our officers or directors.

Election of directors

Our Board of Directors is currently comprised of seven directors. At each annual meeting of stockholders, the successors to the directors then serving are elected to serve from the time of their election and qualification until the next annual meeting following their election or until their successors have been duly elected and qualified, or until their earlier death, resignation or removal. All of our current directors have been elected to serve until the annual meeting of stockholders to be held in 2008.

Committees of the Board of Directors

Our bylaws authorize the Board of Directors to appoint one or more committees, each consisting of one or more directors. Our Board of Directors currently has three standing committees: an audit committee, nominating/governance committee and a compensation committee, each of which has adopted written charters and which are currently available on our website.

Audit committee

Our audit committee’s responsibilities include:

●	appointing, replacing, overseeing and compensating the work of a firm to serve as the independent registered public accounting firm to audit our financial statements;

●
discussing the scope and results of the audit with the independent registered public accounting firm and reviewing with management and the independent registered public accounting firm our interim and year-end operating results;

●	considering the adequacy of our internal accounting controls and audit procedures; and

●	approving (or, as permitted, pre-approving) all audit and non-audit services to be performed by the independent registered public accounting firm.

The members of our audit committee are Messrs. Mendelow, Cuneo, Cohen and Marcum, and Mr. Mendelow currently serves as its chairperson. Each member of the audit committee is an “independent director” under the marketplace rules of NASDAQ applicable to companies whose securities are listed on the NASDAQ Global Market. Our Board of Directors has also determined that Mr. Mendelow is the “audit committee financial expert,” as that term is defined under applicable SEC rules and NASDAQ Marketplace Rules, serving on its audit committee.

Nominating/governance committee

Our nominating/governance committee's responsibilities include:

●	identifying, evaluating and recommending nominees to serve on the Board and committees of the Board;

●	conducting searches for appropriate directors and evaluating the performance of the Board and of individual directors; and

●
reviewing developments in corporate governance practices, evaluating the adequacy of our corporate governance practices and reporting and making recommendations to the Board concerning corporate governance matters.

The members of our nominating/governance committee are Messrs. Cohen, Emanuel, Friedman and Marcum, and Mr. Cohen currently serves as its chairperson.

Compensation committee

Our compensation committee's responsibilities include:

●	setting the compensation and negotiating the employment arrangements for the chief executive officer;

●	reviewing and recommending approval of the compensation of our other executive officers;

●	administering our stock option and stock incentive plans;

●	reviewing and making recommendations to the Board with respect to our overall compensation objectives, policies and practices, including with respect to incentive compensation and equity plans; and

●	evaluating the chief executive officer's performance in light of corporate objectives.

The members of our compensation committee are Messrs. Mendelow, Cohen, Cuneo, Emanuel and Friedman, and Mr. Friedman currently serves as its chairperson.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% owners are required by certain SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely on our review of the copies of such forms received by it, we believe that during fiscal 2007, there was compliance with the filing requirements applicable to its officers, directors and 10% common stockholders.

Corporate governance policies

We have adopted a written code of business conduct that applies to its officers, directors and employees, responsive to Section 406 of the Sarbanes-Oxley Act of 2002 and the rules of the SEC. In addition, we have established an ethics website at www.ethicspoint.com. To assist individuals in upholding the code of conduct and to facilitate reporting, we have also established an on-line anonymous and confidential reporting mechanism that is hosted at www.ethicspoint.com and an anonymous and confidential telephone hotline at 800-963-5864. Copies of our code of business conduct are available, without charge, upon written request directed to our corporate secretary at Iconix Brand Group, Inc., 1450 Broadway, New York, NY 10018.

Item 11. Executive Compensation

Compensation Discussion and Analysis

The purpose of this Compensation Discussion and Analysis is to provide the information necessary for understanding the compensation philosophy, policies and decisions which are material to the compensation of our principal executive officer, our principal financial officer and our three other most highly compensated executive officers (we refer to these officers as our “named executive officers”) during 2007. This Compensation Discussion and Analysis will place in context the information contained in the tables and accompanying narratives that follow this discussion.

Philosophy and Objectives

Our compensation philosophy is to offer our executive officers, including our named executive officers, compensation that is fair, reasonable and competitive, and that meets our goals of attracting, retaining and motivating highly skilled management personnel so that we can be in a position to achieve our financial, operational and strategic objectives to create long-term value for our stockholders. We seek to deliver fair, reasonable and competitive compensation for our employees and executives, including our named executive officers, by structuring compensation around one fundamental goal: incentivizing our executives to build stockholder value over the long term. Our ability to attract, motivate and retain employees and executives with the requisite skills and experience to develop, expand and execute business opportunities for us is essential to our growth and success. We believe that we offer attractive career opportunities and challenges for our employees, but remain mindful that the best talent will always have a choice as to where they wish to pursue their careers, and fair and competitive compensation is an important element of job satisfaction.

Our compensation program includes short-term elements, such as annual base salary, and in some cases, an annual incentive cash bonus, and long term elements such as equity-based awards through grants of restricted stock, restricted stock units and stock options. We believe that our compensation program contributes to our employees’ and named executive officers’ incentive to execute on our goals and perform their job functions with excellence and integrity. We also take into account the roles played by each of our named executive officers and endeavor to individually customize their compensation packages to align the amount and mix of their compensation to their contributions to, and roles within, our organization. The compensation package for our chief executive officer, Mr. Neil Cole, differs from those of our other named executive officers in light of his distinct role and responsibilities within Iconix. As Mr. Cole makes executive decisions that influence our direction and growth initiatives, his total compensation is intended to be strongly aligned with objective financial measures, including a bonus driven by a formula set forth in his employment agreement based upon our performance.

We enter into employment agreements with senior officers, including our named executive officers, when the compensation committee determines that an employment agreement is in order for us to obtain a degree of certainty as to an executive’s continued employment in light of prevailing market conditions and competition for the particular position held by the officer, or where the compensation committee determines that an employment agreement is appropriate to attract an executive in light of market conditions, the prior experience of the executive or practices at our Company with respect to other similarly situated executives. Based on these and any other factors then deemed relevant, we have entered into written employment agreements with Messrs. Neil Cole, David Conn, Warren Clamen and Andrew Tarshis and Ms. Deborah Sorell Stehr.  See “- Narrative to Summary Compensation Table and Plan-Based Awards Table - Employment Agreements” for a description of these employment agreements and related information. See also “2008 Compensation Changes—New Employment Agreement with our Chief Executive Officer” for a description of a new employment agreement we entered into in January 2008.

Forms of Compensation Paid to Named Executive Officers During 2007

During the last fiscal year, we provided our named executive officers with the following forms of compensation:

Base salary. Base salary represents amounts paid during the fiscal year to named executive officers as direct guaranteed compensation under their employment agreements for their services to us.

Equity-based awards. Awards of restricted stock units, shares of restricted stock and stock options are made under our 2006 Equity Incentive Plan, which was approved by our stockholders in August 2006, or under other our other option plans depending upon the amount of equity to be granted under the respective plans. Shares of restricted stock were issued subject to a vesting schedule and cannot be sold until and to the extent the shares have vested. In 2007, we awarded shares of restricted stock to four of the named executive officers in connection with performance based incentive awards. While we have not formally adopted any policies with respect to cash versus equity components in the mix of executive compensation, we feel that it is important to provide for a compensation mix that allows for acquisition of a meaningful level of equity ownership by our named executive officers in order to help align their interests with those of our stockholders.

Cash bonuses. Two of our named executive officers in 2007 have a contractual right to receive a cash bonus, one based upon our performance, and the other a guaranteed amount.

Perquisites and other personal benefits. During 2007, our named executive officers received, to varying degrees, a limited amount of perquisites and other personal benefits that we paid on their behalf. These included, among other things:

•	payments of life insurance premiums; and

•	car allowances.

Objectives of Our Compensation Program

The compensation paid to our named executive officers is primarily structured into two broad categories:

•	base salary; and

•
incentive compensation, primarily in the form of equity-based awards under our various equity incentive and stock option plans; to a lesser degree, certain of our named executive officers also have received cash bonuses.

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

Determination of Compensation for Named Executive Officers

Compensation of chief executive officer. During 2007, the compensation of Mr. Cole, our chairman, president and chief executive officer was based on Mr. Cole’s employment agreement which expired on December 31, 2007 (the “prior employment agreement”) and the general principles of our executive compensation program. In determining the salary and other forms of compensation for Mr. Cole, the compensation committee took into consideration Mr. Cole’s contribution to our growth over the past several years under his leadership, and his substantial experience and performance in the industry in general and with us in particular. The compensation committee also considered the increased responsibilities of Mr. Cole as a result of our diversification and substantial growth experienced by our company during his tenure. The compensation committee believes that Mr. Cole’s compensation for 2007 as our principal executive officer reflects our performance during 2007 and his significant contributions to that performance. Mr. Cole’s prior employment agreement, pursuant to which he was compensated in 2007, expired on December 31, 2007.

On January 28, 2008, we entered into a new employment agreement with Mr. Cole, effective as of January 1, 2008. See “2008 Compensation Changes - New Employment Agreement with our Chief Executive Officer”.

Overall compensation program. Compensation of our executive officers, including the named executive officers, has been determined by the Board of Directors pursuant to recommendations made by the chief executive officer and the compensation committee, and in accordance with the terms of the respective employment agreements of certain executive officers in effect prior to the re-formation of the nominating/governance committee on December 13, 2006. The compensation committee is responsible for, among other things, reviewing and recommending approval of the compensation of our executive officers; administering our equity incentive and stock option plans; reviewing and making recommendations to the Board of Directors with respect to incentive compensation and equity incentive and stock option plans, evaluating our chief executive officer’s performance in light of corporate objectives, and setting our chief executive officer’s compensation based on the achievement of corporate objectives.

With respect to the named executive officers, their compensation is based upon what we believe is a competitive base salary in view of our recent change of business strategy and accelerated growth goals. In conjunction with our compensation committee, we have assessed our total compensation program, and its components, and believe that it operates well to serve both our goals and the current, short-term and long-term compensation needs of the executive officers. It is our intention to implement, subject to stockholder approval, a more structured bonus program for all our employees in conformance with Section 162(m), including our named executive officers based, in part, upon the achievement of performance goals.

Compensation amounts for named executive officers are determined according to the level of seniority and position of the named executive officer. Relatively greater emphasis is typically placed on the equity-based components of compensation so as to put a greater portion of total pay based on company and individual performance. We believe the combination of a competitive base compensation, coupled with an opportunity to significantly enhance overall individual compensation if individual and company performance warrant such enhancement, yields an attractive compensation program that facilitates our recruitment and retention of talented executive personnel.

The total compensation amount for our named executive officers is also established relative to officers at levels above and below them, which we believe rewards them for increased levels of knowledge, experience and responsibility.

Base salary. The base salary of each of our named executive officers is fixed pursuant to the terms of their respective employment agreements with us and, when a contract is up for, or otherwise considered for, renewal, upon a review of the executive’s abilities, experience and performance, as well as a review of salaries for executives in the marketplace for comparable positions at corporations which either compete with us in its business or of comparable size and scope of operations. The recommendations to the Board of Directors by the compensation committee (or, prior to its re-formation, the nominating/governance committee) with respect to base salary are based primarily on informal judgments reasonably believed to be in our best interests. In determining the base salaries of certain of our executives whose employment agreements were up for, or otherwise considered for, renewal, the nominating/governance considered our performance and growth plans. Base salaries are used to reward superior individual performance of each named executive officer on a day-to-day basis during the year, and to encourage them to perform at their highest levels. We also use our base salary as an incentive to attract top quality executives and other management employees from other companies. Moreover, base salary (and increases to base salary) are intended to recognize the overall experience, position within our company, and expected contributions of each named executive officer to us.

The following were contractual increases in the base salaries of our named executive officers from 2006 to 2007 as set forth on the table below:

Named Executive Officer	2006 Base Salary	2007 Base Salary	Change in Base Salary	Percentage of 2006 Base Salary
Neil Cole	$550,000	$600,000	$50,000	9%
David Conn	275,000	300,000	25,000	9%
Warren Clamen	275,000	300,000	25,000	9%
Andrew Tarshis	275,000	300,000	25,000	9%
Deborah Sorell Stehr	220,000	230,000	10,000	5%

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

All equity-based compensation we issued to our named executive officers in 2006 took the form of restricted stock and stock option grants. In prior years, we typically placed particular emphasis on the grant of stock options. In 2007, we continued to utilize restricted stock as a form of equity compensation primarily because of the increased stock-based compensation expense associated with stock options and similar instruments under SFAS No. 123(R), “Accounting for share-based payment .” This accounting standard, which we adopted as of January 1, 2006, requires us to record as compensation expense the grant date fair value of a stock option over the life of the option.

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

Generally, restricted stock and stock option awards granted to named executive officers as either initial or annual performance grants or in connection with employment agreement renewals vest in equal installments over the term of the agreement, or a period determined by the nominating/governance committee or compensation committee, typically beginning on the first anniversary of the date of grant. Restricted stock grants for 2007 were as follows: David Conn 4,967, Warren Clamen - 4,967, Andrew Tarshis 4,967, and Deborah Sorell Stehr 3,725 shares vesting over an 18-month period. The vesting date of a portion for each of Mr. Conn’s, Mr. Clamen’s, Mr. Tarshis’s, and Ms. Sorell Stehr’s shares was changed to vest simultaneously on January 1, 2008.

Cash bonuses. To the extent not covered by employment agreements with our executive officers, the compensation committee determines bonuses for our executive officers based on our overall performance, profitability, and other qualitative and quantitative measurements, including individual performance goals relating to our budget and financial objectives. In determining the amount of bonuses awarded, the compensation committee considers our revenues and profitability for the applicable period and each executive’s contribution to our success. Our chairman, president and chief executive officer will receive a bonus for 2007 of $649,000, and one named executive officer received a $25,000 bonus, pursuant to the terms of his employment agreement with us.

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

Perquisites. The perquisites provided to some or all of our executive officers are described below. Perquisites are generally provided, as applicable, in accordance with the executives’ employment agreements. Below is a list of material perquisites, personal benefits and other items of compensation we provided to our named executive officers in 2007, the total amount of each such item paid to all named executive officers and an explanation as to why we chose to pay the item.

Perquisite, Other Benefit or Other Item of Compensation (1)	Aggregate Amount of This Perquisite Paid to All Named Executive Officers in 2007	Additional Explanation for Offering Certain Perquisites
Car allowances	$98,279
Serves to defray the cost of owning and operating an automobile often used for business purposes; prevents us from having to own and maintain a fleet of automobiles and is a taxable benefit for the named executive officer.

Life Insurance Premiums	$21,420	Reduces risk to the beneficiaries of executives in the event of the death of the executive.

(1)	Perquisites are generally granted as part of our executive recruitment and retention efforts.

Other matters. The compensation committee has not historically engaged consultants with respect to executive compensation matters. However, in 2007, the compensation committee engaged an outside consulting firm, James F. Reda & Associates, LLC (“Reda & Associates”) for advice in 2007 in connection with the negotiation of the new employment agreement for our chief executive officer, which agreement was entered into in January 2008. See “2008 Compensation Changes - New Employment Agreement with our Chief Executive Officer”. Reda & Associates has provided no other services to Iconix and has no other relationship or engagement with Iconix. The Board of Directors has not established a policy for the adjustment of any compensation award or payment if the relevant performance measures on which they are based are restated or adjusted. The Board has not established any security ownership guidelines for executive officers.

Tax Deductibility and Accounting Ramifications

The compensation committee generally takes into account the various tax and accounting ramifications of compensation paid to our executives. When determining amounts of equity-based grants to executives the compensation committee also considers the accounting expense associated with the grants.

Our 2006 Equity Incentive Plan and our other plans are intended to allow us to make awards to executive officers that are deductible under Internal Revenue Code Section 162(m), which otherwise sets limits on the tax deductibility of compensation paid to a company’s most highly compensated executive officers. The compensation committee will continue to seek ways to limit the impact of Section 162(m). However, the compensation committee also believes that the tax deduction limitation should not compromise our ability to maintain incentive programs that support the compensation objectives discussed above. Achieving these objectives and maintaining flexibility in this regard may therefore result in compensation that is not deductible by Iconix for federal income tax purposes.

Summary

In summary, we believe that our mix of salary, cash incentives for short-term and long-term performance and the potential for additional equity ownership in Iconix motivates our management to produce significant returns for our stockholders. Moreover, we also believe that our compensation program strikes an appropriate balance between the interests and needs of Iconix in operating and further developing our business and suitable compensation levels that can lead to the enhancement of stockholder value.

Compensation Committee Interlocks and Insider Participation

During the year ended December 31, 2007, none of our named executive officers served on the Board of Directors or the compensation committee of any other entity that has officers that serve on our Board of Directors or on its compensation committee. In addition, none of the members of our compensation committee were formerly, or during the year ended December 31, 2007, employed by us in the capacity as an officer.

Compensation Committee Report

The compensation committee of the Board of Directors has reviewed and discussed with management the Compensation Discussion and Analysis for the year ended December 31, 2007. Based on such reviews and discussions, the committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report as Form 10-K for filing with the SEC.

By the committee.
Mark Friedman, Chairperson
Steven Mendelow
Barry Emanuel
F. Peter Cuneo

SUMMARY COMPENSATION TABLE

The following table includes information for 2007 with respect to our named executive officers.

Summary Compensation Table

		Salary	Bonus		Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-qualified Deferred Compensation Earnings	All Other Compensation		Total
Name and		($)	($)		($)	($)	($)	($)	($)		($)
Principal Position	Year	(a)	(b)		(c)	(d)	(e)	(f)	(g)		(h)
Neil Cole	FY 2007	$600,000	$649,000		$-	$-	$-	$-	$118,574	(1)	$1,367,574
President and Chief Executive Officer	FY 2006	$550,000	$-	(2)	$-	$-	$-	$-	$65,745		$615,745

David Conn	FY 2007	$290,625	$25,000		$66,667	$-	$-	$-	$18,000		$400,292
Executive Vice President	FY 2006	$265,486	$50,000		$-	-	$-	$-	$18,000		$333,486

Warren Clamen	FY 2007	$279,167	$-		$166,667	$-	$-	$-	$18,000		$463,834
Chief Financial Officer	FY 2006	$243,250	$25,000		$16,667	-	$-	-	$18,000		$302,917

Andrew Tarshis	FY 2007	$281,250	$-		$166,664	$-	$-	$-	$18,000		$465,914
Senior Vice President and General Counsel	FY 2006	$239,819	$-		$24,999	-	$-	$-	$18,000		$282,818

Deborah Sorell Stehr	FY 2007	$230,000	$-		$116,661	$-	$-	$-	$18,000		$364,661
Senior Vice President - Business Affairs and Licensing	FY 2006	$220,000	$-		$16,665	$-	$-	$-	$12,612		$249,277

(a)	Salary includes, as applicable, base salary, pro-rated salaries for changes made to base salary during the year, as defined in the employment agreements.

(b)
Bonuses are discretionary, fixed incentive, and/or percentage incentive, as provided for in the applicable employment agreements. For the year ended December 31, 2007, Mr. Cole earned a bonus for reaching certain EBITDA targets which were determined pursuant to the terms of his prior employment agreement, and Mr. Conn received a bonus which was determined by his employment agreement. For the year ended December 31, 2006, Mr. Conn and Mr. Clamen each received bonuses, which were determined by their employment agreements.

(c)
The amounts shown in this column represent the dollar amounts recognized as an expense by us for financial statement reporting purposes in the years ended December 31, 2007 and 2006 with respect to shares of restricted stock as determined pursuant to SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). See Note 11 to Notes to the Consolidated Financial Statements included in this Form 10-K for a discussion of the relevant assumptions used in calculating grant date fair value pursuant to SFAS 123(R).

(d)	Option awards include, as applicable, Iconix options and equity-based compensation instruments that have option-like features. There were no such awards for the years ended December 31, 2007 and 2006.

(e)
Non-equity incentive plan compensation represents the dollar value of all amounts earned during the fiscal year pursuant to non-equity incentive plans. There was no such compensation for the years ended December 31, 2007 and 2006.

(f)
Change in pension value and non-qualified deferred compensation earnings represents the aggregate increase in actuarial value to the named executive officer of all defined benefit and actuarial plans accrued during the year and earnings on non-qualified deferred compensation. There are no defined benefit plans, actuarial plans, or non-qualified deferred compensation for the years ended December 31, 2007 and 2006.

(g)	All other compensation includes, as applicable, car allowances and life insurance premiums (see the list of perquisites above).

(h)	Total compensation represents all compensation from us earned by the named executive officer for the year.

(1)	Represents Company paid premiums on a life insurance policy for the benefit of the beneficiaries of Mr. Cole, as well as a car allowance.

(2)	Mr. Cole waived receipt of the bonus for 2006 he would have been entitled to under his prior employment agreement.

GRANTS OF PLAN-BASED AWARDS

The following table sets forth information for 2007 with respect to grants of awards to the named executive officers under our equity incentive and stock option plans.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh) ($)	Closing Price of Common Stock Units on Date of Grant ($)	Grant Date Fair Value of Stock and Option Awards
Neil Cole	-	-	-	-	-	-	-	-	-	-	-	-

David Conn	4/30/07	-	-	-	-	-	-	4,967	-	-	$20.13	$100,000

Warren Clamen	4/30/07	-	-	-	-	-	-	4,967	-	-	$20.13	$100,000

Andrew Tarshis	4/30/07	-	-	-	-	-	-	4,967	-	-	$20.13	$100,000

Deborah Sorell Stehr	4/30/07	-	-	-	-	-	-	3,725	-	-	$20.13	$75,000

NARRATIVE TO SUMMARY COMPENSATION TABLE AND PLAN-BASED AWARDS TABLE

Employment Agreements

The compensation committee determines the compensation, including related terms of employment agreements with us for those who have them, for each of the named executive officers.

Pursuant to his prior employment agreement (which expired on December 31, 2007 and has since been replaced by a new employment agreement - see “2008 Compensation Changes- New Employment Agreement with our Chief Executive Officer” and Note 20 of Notes to Consolidated Financial Statements) with the Company, Neil Cole, served as our President and Chief Executive Officer at an annualized base salary of $500,000 in 2005, $550,000 in 2006 and $600,000 in 2007. In addition, Mr. Cole's prior employment agreement provided for us to pay him additional salary of $250,000 in four equal installments during 2005, all of which was paid. Under the prior employment agreement, for each year in which we met at least 100% of targeted earnings before interest, taxes, depreciation and amortization of fixed assets and intangible assets, or EBITDA, as determined by its Board of Directors, Mr. Cole was also entitled to a bonus as follows: $100,000 for 2005, $150,000 for 2006 and $200,000 for 2007. Mr. Cole received the bonus for 2005 and will receive the bonus for 2007. In addition, Mr. Cole was entitled to receive a bonus equal to 5% of the amount, if any, by which our actual EBITDA for a fiscal year exceeded the greater of (a) the targeted EBITDA for that year, and (b) the highest amount of actual EBITDA previously achieved for a fiscal year during the term of his employment agreement, provided that prior negative EBITDA amounts would have reduced the actual EBITDA in the year for which the determination was made in determining whether and by how much the amounts set forth in (a) and (b) were exceeded. Mr. Cole was also entitled to customary benefits, including participation in management incentive and benefit plans, reimbursement for automobile expenses, reasonable travel and entertainment expenses and a life insurance policy benefiting his designated beneficiaries in the amount of $5,000,000. In addition, his employment agreement with us provided that, if, within twelve months of a “change in control,” Mr. Cole’s employment was terminated by us without “cause,” as such terms are defined in his employment agreement, we were obligated to make a lump-sum severance payment to him equal to $100 less than “three times his annualized includable compensation for the base period” (as defined in Section 280G of the Internal Revenue Code of 1986) reduced to the extent that this payment together with any other payment or benefit payable under the agreement constitutes an “excess parachute payment” (as defined in Section 280G of the Internal Revenue Code of 1986). Pursuant to that agreement, Mr. Cole was also granted immediately exercisable ten-year stock options to purchase 800,000 shares of our common stock at $4.62 per share. We had also agreed with Mr. Cole that, if we were sold and immediately thereafter Mr. Cole was no longer employed by us or our successor in the capacity in which he was employed prior to the sale, he would have been entitled to a payment equal to 5% of the sale price in the event that sale price was at least $5.00 per share or the equivalent thereof with respect to an asset sale, and Mr. Cole had agreed not to compete with us for a period of twelve months after any sale that would have resulted in such payment to him.

On April 17, 2004, we entered into an employment agreement, subsequently amended on December 29, 2005, with David Conn, which, as amended, provides for him to serve as our Executive Vice President of until May 18, 2008, subject to earlier termination as provided in the agreement. The amended agreement provides for Mr. Conn to receive an annualized base salary of: (i) $250,000 during the period December 29, 2005 until May 17, 2006; (ii) $275,000 during the period May 18, 2006 through May 17, 2007 and (iii) $300,000 during the period May 18, 2007 through May 17, 2008, as well as a guaranteed bonus of $25,000 per year, and a car allowance. He was also granted immediately exercisable ten-year stock options to purchase 100,000 shares of our common stock at $10.19 per share. In addition, his employment agreement with us provides that, if, within twelve months of a “change in control,” Mr. Conn's employment is terminated by us without “cause,” as such terms are defined in his employment agreement, we are obligated to make a lump-sum severance payment to him equal to $100 less than “three times his annualized includable compensation for the base period” (as defined in Section 280G of the Internal Revenue Code of 1986), reduced to the extent that this payment together with any other payment or benefit payable under the agreement constitutes an “excess parachute payment” (as defined in Section 280G of the Internal Revenue Code of 1986). One such benefit is the change in vesting of certain of the 4,967 shares of restricted stock awarded to him. His agreement with us also contains certain non-compete and non solicitation provisions.

Effective March 9, 2005, we entered into an employment agreement, subsequently amended on October 27, 2006, with Warren Clamen, which, as amended, provides for him to serve as our Chief Financial Officer until October 27, 2008, subject to earlier termination as specified in the agreement. The employment agreement provides for Mr. Clamen to receive a base salary of $275,000 per year for the year ending October 27, 2007 and no less than $300,000 for the year ending October 27, 2008, plus certain fringe benefits. In addition, he is eligible to participate in any executive bonus program that we have in effect during the term of his employment agreement. Pursuant to his employment agreement, in March 2005, we granted Mr. Clamen ten-year stock options to purchase 200,000 shares of our common stock at $5.06 per share, subject to earlier termination under certain conditions if Mr. Clamen ceases to be employed by us, half of which options vested immediately and the other half vested as of June 1, 2005. Pursuant to the amendment in October 2006, we also issued to Mr. Clamen 10,971 shares of our restricted common stock, which vest in two equal annual installments commencing on October 27, 2007. The amended agreement provides that if, within twelve months of a “change in control,” Mr. Clamen’s employment is terminated by us without “cause,” as such terms are defined in his employment agreement, we are obligated to make a lump-sum severance payment to him equal to $100 less than “three times his annualized includable compensation for the base period” (as defined in Section 280G of the Internal Revenue Code of 1986) reduced to the extent that this payment together with any other payment or benefit payable under the agreement constitutes an “excess parachute payment” (as defined in Section 280G of the Internal Revenue Code of 1986). One such benefit is the change in vesting of certain of the 15,938 shares of restricted stock awarded to him. His employment agreement also provides for Mr. Clamen to receive certain severance payments if we terminate the agreement other than for “cause” as defined in the agreement.

On September 22, 2006, we entered into a new employment agreement with Andrew Tarshis, which provides for him to serve as our Senior Vice President and General Counsel until September 22, 2009 and provides for him to receive an annual base salary of no less than $275,000 during the first year of the term and $300,000 during the second and third years of the term. Pursuant to his employment agreement, we also issued to Mr. Tarshis 18,461 shares of our restricted common stock, which vest in three equal annual installments commencing on the first year anniversary of the agreement. Under the agreement, Mr. Tarshis is also eligible for a bonus consistent with other executive officers, as well as customary benefits, including participation in management incentive and benefit plans, a monthly car allowance of $1,500 and reasonable business related travel and entertainment expenses. In addition, his employment agreement with us provides that, if, within twelve months of a “change in control,” Mr. Tarshis’s employment is terminated by us without “cause” or Mr. Tarshis terminates his employment with us for “good reason,” as all such terms are defined in his employment agreement, we are obligated to make a lump-sum severance payment to him equal to $100 less than three times his “annualized includable compensation for the base period” (as defined in Section 280G of the Internal Revenue Code of 1986), reduced to the extent that this payment together with any other payment or benefit payable under the agreement constitutes an “excess parachute payment” (as defined in Section 280G of the Internal Revenue Code of 1986). One such benefit is the change in vesting of certain of the 17,274 shares of restricted stock awarded to him. His agreement with us also contains certain non-compete and non-solicitation provisions.

On October 28, 2005, we entered into an employment agreement, subsequently amended on September 22, 2006, with Deborah Sorell Stehr, which, as amended, provides for her to serve as our Senior Vice President—Business Affairs until December 31, 2008 and provides for her to receive a base salary for performance based upon a four-day work week, as follows: (a) during the period from January 1, 2006 through December 31, 2006, at the annual rate of not less than $220,000, (b) during the period from January 1, 2007 through December 31, 2007, at an annual rate of not less than $230,000, and (c) during the period from January 1, 2008 through December 31, 2008 at the annual rate of not less than $250,000. Pursuant to her employment agreement, in October 2005, we granted Ms. Stehr immediately exercisable ten-year stock options to purchase 60,000 shares of our common stock at $8.03 per share, and, pursuant to its amendment, in September 2006 we also issued to Ms. Stehr 9,230 shares of our restricted common stock, which vest in two equal annual installments commencing on December 31, 2007. Under the amended agreement, Ms. Stehr remains eligible for a bonus consistent with other executive officers, as well as customary benefits, including participation in management incentive and benefit plans, a monthly car allowance of $1,500 and reasonable travel and entertainment expenses. Her employment agreement with us provides that, if, within twelve months of a “change in control,” Ms. Stehr’s employment is terminated by us without “cause” or Mr. Stehr terminates her employment with us for “good reason,” as all such terms are defined in her employment agreement, we are obligated to make a lump-sum severance payment to her equal to $100 less than three times her “annualized includable compensation for the base period” (as defined in Section 280G of the Internal Revenue Code of 1986) reduced to the extent that this payment together with any other payment or benefit payable under the agreement constitutes an “excess parachute payment” (as defined in Section 280G of the Internal Revenue Code of 1986). One such benefit is the change in vesting of  certain of the 12,955 shares of restricted stock awarded to her.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information with respect to outstanding equity-based awards at December 31, 2007 for our named executive officers.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (a)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Vesting Date of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (S)
Neil Cole	10,000 650,000 84,583 84,583 84,583 25,000 321,625 260,500 76,500 273,500 600,000 15,000 800,000 200,000	- - - - - - - - - - - - - -	- - - - - - - - - - - - - -	$ $ $ $ $ $ $ $ $ $ $ $ $ $	3.50 3.50 3.50 3.50 3.50 0.97 1.13 1.25 2.30 2.30 2.75 4.41 4.62 10.00	12/11/08 10/14/08 03/09/08 03/09/08 03/09/08 02/01/10 07/18/10 08/18/10 10/26/11 10/26/11 04/23/12 05/22/12 03/29/15 12/28/15	- - - - - - - - - - - - - -		- - - - - - - - - - - - - -	- - - - - - - - - - - - - -	- - - - - - - - - - - - - -

David Conn	50,000 50,000 25,000 100,000	- - - -	- - - -	$ $ $ $	4.82 6.40 10.00 10.19	05/24/15 06/14//15 12/28/15 12/28/15	4,967 - - -	1/1/08	$97,651 - - -	- - - -	- - - -

Warren Clamen	60,000 50,000	- -	- -	$ $	5.06 10.00	03/09/15 12/28/15	5,486 5,485 4,967	1/1/08 10/27/08 1/1/08	$107,855 107,835 97,651	- -	- -

Andrew Tarshis	10,000	-	-		$8.81	07/22/15	6,154 6,153 4,967	9/22/08 9/22/09 1/1/08	$120,988 120,968 97,651	-	-

Deborah Sorell Stehr	15,000 60,000 50,000	- - -	- - -	$ $ $	4.82 8.03 10.00	05/24/15 10/28/15 12/28/15	4,615 4,615 3,725	1/1/08 12/31/08 1/1/08	$90,731 90,731 73,234	- - -	- - -

Grant dates and vesting dates for all outstanding equity awards at December 31, 2007 are as follows:

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Grant Date	Vesting Date

Neil Cole	10,000 650,000 84,583 84,583 84,583 25,000 321,625 260,500 76,500 273,500 600,000 15,000 800,000 200,000	12/11/98 12/11/98 12/11/98 12/11/98 12/11/98 02/01/00 07/18/00 08/18/00 10/26/01 10/26/01 04/23/02 05/22/02 03/29/05 12/28/05	12/11/98 12/11/98 12/11/98 12/11/98 12/11/98 02/01/00 07/18/00 08/18/00 10/26/01 10/26/01 04/23/02 05/22/02 03/29/05 12/28/05

David Conn	50,000 50,000 25,000 100,000	05/24/05 06/14/05 12/28/05 12/29/05	05/24/05 12/19/05 12/28/05 12/29/05

Warren Clamen	60,000 50,000	03/09/05 12/28/05	06/01/05 12/28/05

Andrew Tarshis	10,000	07/22/05	07/22/05

Deborah Sorell Stehr	15,000 60,000 50,000	05/24/05 10/28/05 12/28/05	05/24/05 10/28/05 12/28/05

OPTION EXERCISES AND STOCK VESTED

The following table sets forth certain information regarding exercise of options and vesting of restricted stock held by the named executive officers during the year ended December 31, 2007.

	Option Awards			Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (a)		Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Neil Cole	-		$-	-	-

David Conn	50,000 50,000	$ $	1,020,280 1,014,895	-	-

Warren Clamen	80,000		$1,427,617	-	-

Andrew Tarshis	50,000 40,000	$ $	559,604 544,092	6,154 -	140,927 -

Deborah Sorell Stehr	100,000		$1,677,154	-	-

(a) Included in this column is the aggregate dollar amount realized by the named executive officer upon exercise of the options.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

As noted under “- Narrative to Summary Compensation Table-and Plan-Based Awards Table - Employment Agreements”, we have entered into employment agreements with each of our named executive officers. These agreements provide for certain payments and other benefits if a named executive officer’s employment with us is terminated under circumstances specified in his or her respective agreement, including a “change in control” of the Company. A named executive officer’s rights upon the termination of his or her employment will depend upon the circumstances of the termination.

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

The following table provides the term of such covenants following the termination of employment as it relates to each named executive officer:

Covenant	Neil Cole	David Conn	Warren Clamen	Deborah Sorell Stehr	Andrew Tarshis

Confidentiality	Infinite duration	Infinite duration for trade secrets and two years otherwise	Infinite duration	None	Infinite duration

Non-solicitation	Two Years	Two Years	None	None	One Year

Non-competition	One Year	Two Years	None	None	One Year

Non-interference	Two Years	Two Years	None	None	One Year

Non-disparagement	Five years	None	None	None	None

Termination Payments (without a change in control)

The table below includes a description and the amount of estimated payments and benefits that would be provided by us (or our successor) to each of the named executive officers under each employment agreement, assuming that a termination circumstance occurred as of December 31, 2007 and a “change in control” had not occurred:

Estimated Amount of Termination Payment to:
Type of Payment	Termination Event	Neil Cole(1)	David Conn	Warren Clamen	Deborah Sorell Stehr	Andrew Tarshis

Payment of accrued but unused vacation time (2)	Termination for Cause, death or disability	None	None	None	None	None

Lump Sum Severance Payment	Termination without Cause or by executive for Good Reason	$600,000 (3)	$114,167	$300,000(4)	None	$517,500

Pro rata portion of Bonuses	Varies	None	None	None	None	None

Continued coverage under medical, dental, hospitalization and life insurance plans	Death, termination without Cause, or termination by executive for Good Reason	None	None	None	3 months(5)	None

1  Upon Mr. Cole's termination without cause by us or for good reason by Mr. Cole, we are obligated to pay Mr. Cole's indemnity payments and legal fees incurred by him as a result of his termination. Our possible range of payments is not determinable at this time.

2  Vacation time accrued but not taken for each executive was assumed to have been fully used up at year-end 2007.

3   Payable in monthly installments, not in a lump sum.

4   Only payable upon termination by us without cause.

5  Three months of continued health and medical benefits upon termination for Cause or upon death or disability.

Change in Control Payments

The prior employment agreement with Mr. Cole provided that, if, within twelve months of a “change in control,” his employment was terminated by us without “cause” or he terminated his employment with us for “good reason,” as all such terms are defined in his employment agreement, we were obligated to make a lump-sum severance payment to Mr. Cole equal to $100 less than three times his “annualized includable compensation for the base period” (as defined in Section 280G of the Internal Revenue Code of 1986).

The employment agreements with Ms. Sorell Stehr and Mr. Tarshis also provide that, if, within twelve months of a “change in control,” their employment is terminated by us without “cause” or they terminate their employment with us for “good reason,” as all such terms are defined in each employment agreement, we are obligated to make a lump-sum severance payment to each such named executive officer equal to $100 less than three times the named executive officer’s “annualized includable compensation for the base period” (as defined in Section 280G of the Internal Revenue Code of 1986).

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

The following table quantifies the estimated maximum amount of payments and benefits under our employment agreements and agreements relating to awards granted under our equity incentive and stock option plans to which the named executive officers would be entitled upon termination of employment if we terminated their employment without cause within twelve (12) months following a “change in control” of our Company that (by assumption) occurred on December 31, 2007.

Name	Cash Severance Payment ($)(1)	Continuation of Medical/Welfare Benefits (Present Value) ($)	Value of Accelerated Vesting of Equity Awards ($) (2)	Total Termination Benefits ($)
Neil Cole	5,134,829	-	-	5,134,829
David Conn	2,258,626	-	12	2,258,638
Warren Clamen	1,895,102	-	13,711	1,908,812
Andrew Tarshis	1,711,749	-	14,951	1,726,700
Deborah Sorell Stehr	1,170,877	-	46,993	1,217,869

(1)
Mr. Clamen, Mr. Tarshis and Ms. Sorell Stehr may be entitled to additional payments of $13,612, $14,852 and $46,894, respectively, to the extent that values of at least those amounts are ascribed to any post-termination obligations set forth in their respective employment agreements.

(2)	This amount represents the unrealized value of the unvested portion of the respective named executive officer’s restricted stock based upon the closing price of our common stock on December 31, 2007.
(3)
Under a prior non-competition and non-solicitation agreement, which terminated in January 2008, Mr. Cole would have been entitled to a payment upon the sale of our Company equal to 5% of the sale price (in the event that sale price was at least $5.00 per share or the equivalent thereof with respect to an asset sale). Assuming that all of the common stock of our Company had been purchased for the closing price as of December 31, 2007 ($19.66 per share), Mr. Cole would have been entitled to a payment of $56,278,716 based upon our Company having approximately 57,252,000 shares outstanding as of December 31, 2007.

2008 Compensation Changes- New Employment Agreement with our Chief Executive Officer

On January 28, 2008, we entered into a new, five-year (subject to a one-year extension) employment agreement (the “new employment agreement”), effective as of January 1, 2008, with Neil Cole, chairman of the board, president and chief executive officer, which replaces his prior employment agreement that expired on December 31, 2007. The new employment agreement also supersedes and terminates the prior non-competition and non-solicitation agreement between us and Mr. Cole, which, among other things, provided for him to receive 5% of the sale price upon a sale of our Company under certain circumstances.

Consistent with our philosophy on executive compensation, Mr. Cole‘s new employment agreement reflects a substantial portion of his compensation in the form of long-term equity incentives, including performance stock incentives that vest upon the achievement of specific metrics defined in the agreement, particularly, growth in EBITDA, market capitalization and stock price as measured by targets to be established and certified by the compensation committee.

As described above, in connection with the negotiation of the new employment agreement with Mr. Cole, the compensation committee retained Reda & Associates, as its outside compensation consulting firm to provide advice. In assisting the compensation committee, Reda & Associates performed market research as to compensation levels in similarly capitalized companies in the industry, as well as companies that had achieved similar growth. Reda & Associates also familiarized itself with the circumstances surrounding Mr. Cole’s expiring contract and separate non-competition and non-solicitation agreement, which provided Mr. Cole with 5% of the proceeds upon a sale of the Company under certain circumstances. As various aspects of our business, operations and management are unique, the compensation committee utilized the Reda & Associates research as one resource, rather than a stand-alone tool, in assessing the appropriate level of compensation and other terms under Mr. Cole’s new employment agreement.

Under his new employment agreement, Mr. Cole is entitled to an annual base salary of $1,000,000 and received a signing bonus of $500,000, which is repayable in full or on a pro rata basis under certain circumstances.

Pursuant to the terms of the new employment agreement, on February 19, 2008, Mr. Cole also was granted time-vested restricted common stock units with a fair market value (as defined in the new employment agreement) of $24,000,000 (1,181,684 units) and 571,150 performance-based restricted common stock units with a fair market value (as defined in the new employment agreement) on that date of approximately $11,600,000. The restricted stock units will vest in five substantially equal annual installments commencing on December 31, 2008, subject to Mr. Cole’s continuous employment with us on the applicable vesting date, and the performance stock units will be subject to vesting based on our achievement of certain designated performance goals. Both grants are subject to forfeiture upon the termination of Mr. Cole’s employment under certain circumstances. In addition, Mr. Cole’s ability to sell or otherwise transfer the common stock underlying the restricted stock units and the performance stock units while he is employed by us is subject to certain restrictions. The grant of 216,639 additional performance stock units and the common stock issuable thereunder is subject to stockholder approval of either an increase in the number of shares of common stock available for issuance under our 2006 Equity Incentive Plan or another incentive plan that would cover such grants. Mr. Cole will also be entitled to various benefits, including benefits available to our other senior executives and certain automobile, air travel and life insurance benefits.

In addition to his salary and benefits, Mr. Cole is eligible to receive an annual cash bonus for each completed calendar year provided we establish (subject to shareholder approval) an incentive bonus plan intended to satisfy the requirements of Section 162(m) of the Internal Revenue Code of 1986, as amended, including as a performance goal thereunder the targets specified in the employment agreement. The bonus shall be a percentage of the base salary determined based on the level of our consolidated earnings before interest, taxes, depreciation and amortization of fixed assets and intangible assets achieved for such year against a target level established for such year by the compensation committee of the Board, in its sole discretion, but with prior consultation with Mr. Cole, as follows:

Annual Level of Targeted EBITDA Achieved	% of Base Salary

less than 80%	0%
80% (threshold)	50%
90%	75%
100% (target)	100%
105%	110%
110%	122.50%
115%	135%
120% or more (maximum)	150%

Mr. Cole’s annual bonus, if earned, will be paid in a lump sum cash payment in the calendar year following the calendar year for which it is earned.

Under Mr. Cole’s new employment agreement, if we terminate Mr. Cole’s employment for “cause” or by Mr. Cole without “good reason”, he will receive his earned and/or accrued and unpaid compensation, other than any bonus compensation, then due to him and shares of common stock in respect of any of his already vested restricted stock. If we terminate Mr. Cole’s employment without cause or by him for good reason, he will receive, in addition to the foregoing, an amount equal to two times his base salary then in effect plus any previously earned but unpaid annual bonus for a prior fiscal year and a pro-rata annual bonus for the year of termination, and, if such termination or resignation occurs prior to January 1, 2011, two times the average of the annual bonus amounts he received for the two prior completed fiscal years. In addition, that portion of his performance stock units subject to vesting in the year of termination based on performance goals achieved as of the date of termination, and 75% of his unvested restricted stock units, will vest. If his employment is terminated by us without cause or by him for good reason within 12 months of a change in control, the amount of his base salary-related payment will increase to three times, instead of two times, his base salary then in effect and that portion of his performance stock units that would vest in the year of termination or in the future based on performance goals achieved as of the date of the change of control, and all of his unvested restricted stock units, will vest, and if such change in control occurs prior to January 1, 2011, he will also receive three times the average of the annual bonus amounts he received for the three prior completed fiscal years.

If Mr. Cole’s employment terminates as a result of his disability or death, he or his estate will be entitled to any previously earned and unpaid compensation then due to him. In addition, certain of his restricted stock will vest.

The new employment agreement with Mr. Cole also contains certain non-competition and non-solicitation covenants restricting such activities for periods equal to the term of the agreement and any renewal period plus one and two years, respectively, after the agreement is terminated for any reason.

DIRECTOR COMPENSATION

Effective May 1, 2007, the compensation committee determined that for each full year of service as a director of our company, each non-employee member of the Board would receive a cash payment of $40,000, payable 50% on or about each January 1 and 50% on or about each July 1, and 4,000 restricted shares of common stock vesting 100% on July 1 of each year. In addition, the compensation committee determined that the audit committee chair would receive an annual stipend of $15,000, and the chairs of the compensation committee and nominating and governance committee would recieve an annual stipend of $10,000, each payable each July 1. Since these resolutions went into effect on May 1, 2007, for the year ended December 31, 2007, the compensation committee determined that the cash payments and number of restricted shares issued be pro-rated and be paid upon and vest, respectively, on November 1, 2007.

The following table sets forth compensation information for 2007 for each member of our Board of Directors who is not also an executive officer. Our executive officers do not receive additional compensation for serving on the board. See Summary Compensation Table and Grants of Plan-Based Awards Table for disclosures related to our chairman of the board, president and chief executive officer, Neil Cole.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Barry Emanuel	$38,133	$51,885	-	-	-	-	$90,018

Steven Mendelow	$54,633	$51,885	-	-	-	-	$106,548

Drew Cohen	$49,633	$51,885	-	-	-	-	$101,518

F. Peter Cuneo	$39,633	$197,722	-	-	-	-	$237,355

Mark Friedman	$48,133	$197,722	-	-	-	-	$245,855

James A. Marcum	$9,205	$13,889	-	-	-	-	$23,094

(1) Represents the dollar amount recognized by us for financial statement purchases for fiscal 2007 in accordance with FAS 123R.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table presents information regarding beneficial ownership of our common stock as of February 26, 2008 by each of our directors, each of our “named executive officers,” all of our executive officers and directors, as a group, and each person known by us to beneficially hold five percent or more of our common stock, based on information obtained from such persons.

Unless indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all securities beneficially owned, subject to community property laws where applicable. The shares “beneficially owned” by a person are determined in accordance with the definition of “beneficial ownership” set forth in the regulations of the SEC and, accordingly, shares of our common stock subject to options, warrants or other convertible securities that are exercisable or convertible within 60 days as of February 26, 2008 are deemed to be beneficially owned by the person holding such securities and to be outstanding for purposes of determining such holder's percentage ownership. The same securities may be beneficially owned by more than one person. Shares of common stock subject to options, warrants, restricted stock units, restricted stock awards or convertible securities that are not exercisable or do not vest within 60 days from February 26, 2008 are not included in the table below as shares “beneficially owned”.

Percentage ownership of our common stock is based on the 57,391,675 shares of common stock outstanding as of February 26, 2008. The address for each beneficial owner, unless otherwise noted, is c/o Iconix Brand Group, Inc. at 1450 Broadway, New York, New York 10018.

BENEFICIAL OWNERSHIP TABLE

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class

Neil Cole	3,516,075	(1)	5.8%
David Conn	227,401	(2)	*
Warren Clamen	115,354	(3)	*
Andrew Tarshis	12,699	(4)	*
Deborah Sorell Stehr	129,717	(5)	*
Barry Emanuel	247,853	(6)	*
Steven Mendelow	292,688	(7)	*
Drew Cohen	108,382	(8)	*
F. Peter Cuneo	60,000		*
Mark Friedman	22,364		*
James A. Marcum	14,544
Fred Alger Management, Inc. Alger Associates, Inc. 111 Fifth Avenue New York, New York 10003	5,247,000	(9)	9.1%
Baron Capital Group, Inc. 767 Fifth Avenue New York, NY 10153	3,250,000	(10)	5.7%

All directors and executive officers as a group (11 persons)	4,747,077	(11)	7.7%

*	Less than 1%

1)
Includes 3,485,875 shares of common stock issuable upon exercise of options and 20,000 shares of common stock owned by Mr. Cole’s children. Does not include shares held in Mr. Cole’s account under our 401(k) savings plan over which he has no current voting or investment power.

(2)	Includes 225,000 shares of common stock issuable upon exercise of options.

(3)	Includes 110,000 shares of common stock issuable upon exercise of options.

(4)	Includes 10,000 shares of common stock issuable upon exercise of options.

(5)
Includes 125,000 shares of common stock issuable upon exercise of options. Does not include shares held in Ms. Sorell Stehr’s account under our 401(k) savings plan over which she has no current voting or investment power.

(6)	Includes 241,173 shares of common stock issuable upon exercise of options.

(7)
Includes 200,250 shares of common stock issuable upon exercise of options and 60,750 shares of common stock owned by C&P Associates, with which Mr. Mendelow and his wife are affiliated and over whose securities they exercise shared voting and investment control.

(8)	Includes 95,000 shares of common stock issuable upon exercise of options.

(9)	Based on a Schedule 13G filed by Fred Alger Management, Inc. and Alger Associates, Incorporated on January 15, 2008.

(10)
Baron Capital Group, Inc. (“BCG”) is deemed to have beneficial ownership of these shares, which are held by BCG or entities that it controls. BCG disclaims beneficial ownership of the shares held by its controlled entities (or the investment advisory clients thereof) to the extent that persons other than BCG hold such shares. The information provided is based upon a Schedule 13G filed February 14, 2008, by BCG and its affiliates: Bamco, Inc.; Baron Small Cap Fund; and Ronald Baron.

(11)	Includes 4,492,298 shares of common stock issuable upon exercise of options.

Equity Compensation Plans

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2007.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders:	4,037,343	4.55	6,469,052

Equity compensation plans not approved by security holders (1) :	1,336,100	5.92	25,000(2)
Total	5,373,443	4.34	6,494,052

(1)
Represents the aggregate number of shares of common stock issuable upon exercise of individual arrangements with option and warrant holders, including 640,500 options issued under the terms of our 2001 Stock Option Plan. These options and warrants are up to three years in duration, expire at various dates through December 28, 2015, contain anti-dilution provisions providing for adjustments of the exercise price under certain circumstances and have termination provisions similar to options granted under stockholder approved plans. See Note 1 of Notes to Consolidated Financial Statements for a description of our Stock Option Plans.

(2)	Represents shares eligible for issuance upon the exercise of options that may be granted under our 2001 Stock Option Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Pursuant to its charter, our audit committee must review and approve, where appropriate, all related party transactions.

On May 1, 2003, we granted Kenneth Cole Productions, Inc. the exclusive worldwide license to design, manufacture, sell, distribute and market footwear under its Bongo brand. The chief executive officer and chairman of Kenneth Cole Productions is Kenneth Cole, who is the brother of Neil Cole, our Chief Executive Officer and President. During fiscal 2007 and fiscal 2006, we received $0.7 million and $1.4 million in royalties from Kenneth Cole Productions, respectively

The Candie's Foundation, a charitable foundation founded by Neil Cole for the purpose of raising national awareness about the consequences of teenage pregnancy, owed us $434,000 December 31, 2007. The Candie's Foundation will pay-off the entire borrowing from us in 2008 although additional advances will be made as and when necessary. Mr. Cole's wife, Elizabeth Cole, performs services for the foundation but without compensation.

Director Independence

Board of Directors

Our Board of Directors has determined that Barry Emanuel, Steven Mendelow, Drew Cohen, F. Peter Cuneo, Mark Friedman, and James A. Marcum meet the definition of "independent directors" as defined under the standards of independence set forth in the Marketplace Rules of the NASDAQ Stock Market.

Item 14. Principal Accounting Fees and Services

Audit Fees. The aggregate fees billed by BDO Seidman, LLP for professional services rendered for the audit of the Company's annual financial statements for fiscal 2007 and fiscal 2006, internal controls over financial reporting and the reviews of the financial statements included in the Company's Forms 10-Q, comfort letter and consents related to SEC registration statements and other capital raising activities for fiscal 2007 and fiscal 2006 totaled approximately $1,023,000 and $990,000 respectively.

Audit-Related Fees.  There were approximately $189,000 and $105,000 aggregate fees billed by BDO Seidman, LLP for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements for fiscal 2007 and fiscal 2006, respectively, and that are not disclosed in the paragraph captions "Audit Fees" above. The majority of the audit-related fees in fiscal 2007 were related to the audits of the financial statements for Fiscal 2007 acquisitions, whereas the majority of the audit-related fees in Fiscal 2006 were related to the audit of the financial statements of IP Holdings and Candie's Foundation.

Tax Fees. The aggregate fees billed by BDO Seidman, LLP for professional services rendered for tax compliance, for fiscal 2007 and fiscal 2006, were approximately $55,000, and $35,000, respectively. The aggregate fees billed by BDO Seidman, LLP for professional services rendered for tax advice and tax planning, for fiscal 2007 and fiscal 2006, were $0 and $0, respectively.

All Other Fees. There were no fees billed by BDO Seidman, LLP for products and services, other than the services described in the paragraphs captions "Audit Fees", "Audit-Related Fees", and "Tax Fees" above for fiscal 2007 and fiscal 2006.

The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit services provided by BDO Seidman, LLP in fiscal 2007. Consistent with the Audit Committee's responsibility for engaging the Company's independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee. The full Audit Committee approves proposed services and fee estimates for these services. The Audit Committee chairperson or their designee has been designated by the Audit Committee to approve any services arising during the year that were not pre-approved by the Audit Committee. Services approved by the Audit Committee chairperson are communicated to the full Audit Committee at its next regular meeting and the Audit Committee reviews services and fees for the fiscal year at each such meeting. Pursuant to these procedures, the Audit Committee approved all the foregoing audit services and permissible non-audit services provided by BDO Seidman, LLP.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Documents included as part of this Annual Report

1. The following consolidated financial statements are included in this Annual Report:

- Report of Independent Registered Public Accounting Firm

- Consolidated Balance sheets - December 31, 2007 and 2006

- Consolidated Income Statements for the years ended December 31, 2007, 2006 and 2005

- Consolidated Statements of Stockholders' Equity for the ended December 31, 2007, 2006 and 2005

- Consolidated Statements of Cash Flows for the year ended December 31, 2007, 2006 and 2005

- Notes to Consolidated Financial Statements

2. The following financial statement schedules are included in this Annual Report:

- Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

- Schedule for the year ended December 31, 2007, 2006 and 2005

•  - Schedule II Valuation and qualifying accounts

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

ICONIX BRAND GROUP, INC.

Date: February 28, 2008	By	/s/ Neil Cole
Neil Cole, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Neil Cole
Neil Cole	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	February 28, 2008

/s/ Warren Clamen
Warren Clamen	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2008

/s/ Barry Emanuel
Barry Emanuel	Director	February 28, 2008

/s/ Drew Cohen
Drew Cohen	Director	February 28, 2008

/s/ F. Peter Cuneo
F. Peter Cuneo	Director	February 28, 2008

/s/ Mark Friedman
Mark Friedman	Director	February 28, 2008

/s/ Steven Mendelow
Steven Mendelow	Director	February 28, 2008

/s/ James A. Marcum
James A. Marcum	Director	February 28, 2008

Index to Exhibits

Exhibit Numbers	Description

2.1	Asset Purchase dated October 29, 2004 by and among B.E.M. Enterprise, Ltd., Escada (USA) Inc., the Company and Badgley Mischka Licensing LLC (1)

2.2
Asset Purchase Agreement dated July 22, 2005 by and among the Company, Joe Boxer Company, LLC, Joe Boxer Licensing, LLC, JBC Canada Holdings, LLC, Joe Boxer Canada, LP, and William Sweedler, David Sweedler, Alan Rummelsburg, Joseph Sweedler and Arnold Suresky (2)

2.3
Asset Purchase Agreement dated September 16, 2005 by and among the Company, Rampage Licensing, LLC, Rampage.com, LLC, Rampage Clothing Company, Larry Hansel, Bridgette Hansel Andrews, Michelle Hansel, Paul Buxbaum and David Ellis (3)

2.4	Merger Agreement dated as of March 31, 2006 by and among the Company, Moss Acquisition Corp., Mossimo, Inc., and Mossimo Giannulli (4)

2.5	Asset Purchase Agreement dated as of March 31, 2006, between the Company and Mudd (USA) LLC (5)

2.6	Amendment dated April 11, 2006 to Asset Purchase Agreement dated as of March 31, 2006 between the Company and Mudd (USA), LLC. (6)

2.7	Asset Purchase Agreement, dated as of August 21, 2006, between the Company and London Fog Group, Inc. (7)

2.8
Asset Purchase Agreement, dated as of October 31, 2006, between the Company, The Warnaco Group, Inc., and Ocean Pacific Apparel Corp. (including the forms of the Note and the Registration Rights Agreement) (31)+

2.9	Assets Purchase Agreement dated as of February 21, 2007 by and among the Company, Danskin, Inc. and Danskin Now, Inc. (32)+**

2.10	Asset Purchase Agreement dated March 6, 2007 by and among the Company, Rocawear Licensing LLC, Arnold Bize, Shawn Carter and Naum Chernyavsky (33)+

2.11	Purchase and Sale Agreement, dated September 6, 2007, by and among the Company, Official Pillowtex LLC and the Sellers of interests in Official Pillowtex, LLC (“the Sellers”) (36)+

2.12	Asset Purchase Agreement dated November 15, 2007 by and among the Company, Exeter Brands Group LLC and NIKE, Inc. (38)+

3.1	Certificate of Incorporation, as amended (8)

3.2	Restated and Amended By-Laws (9)

4.1	Rights Agreement dated January 26, 2000 between the Company and Continental Stock Transfer and Trust Company (10)

4.2	Fifth Amended and Restated Indenture dated of August 28, 2006 by and between IP Holdings LLC, as issuer, and Wilmington Trust Company as Trustee (7)

4.3	Indenture, dated June 20, 2007 between the Company and The Bank of New York (35)

Exhibit Numbers	Description

4.4	Registration Rights Agreement, dated June 20, 2007, by and among the Company, Merrill Lynch, Pierce, Fenner & Smith, Incorporated and Lehman Brothers Inc. (35)

10.1	1997 Stock Option Plan of the Company (12)*

10.2	2000 Stock Option Plan of the Company (13)*

10.3	2001 Stock Option Plan of the Company (14)*

10.4	2002 Stock Option Plan of the Company (15)*

10.5	Non -Employee Director Stock Incentive Plan (16)*

10.6	401(K) Savings Plan of the Company (17)

10.7	Employment Agreement between Neil Cole and the Company dated March 29, 2005 (18)

10.8	Employment Agreement between Neil Cole and the Company dated January 28, 2008 (9)*

10.9	Employment Agreement between Deborah Sorell Stehr and the Company dated October 28, 2005 (24)*

10.10	Amendment dated September 22, 2006 to the Employment Agreement dated October 28, 2005 between the Company and Deborah Sorell Stehr (28)*

10.11	Employment Agreement between Warren Clamen and the Company (20)*

10.12	Amendment dated October 27, 2006 to the Employment Agreement between the Company and Warren Clamen. (25)*

10.13	Employment Agreement between the Company and David Conn dated May 28, 2004 (21)*

10.14	Employment Agreement between the Company and Andrew Tarshis dated September 22, 2006 (28)*

10.15	Option Agreement of Neil Cole dated November 29, 1999 (17)*

10.16	Iconix Brand Group, Inc. 2006 Equity Incentive Plan (27)*

10.17	Restricted Stock Agreement dated September 22, 2006 between the Company and Andrew Tarshis (28)*

10.18	Restricted Stock Agreement dated September 22, 2006 between the Company and Deborah Sorell Stehr (28)*

10.19	Form of Restricted Stock Agreement for officers under the Iconix Brand Group, Inc. 2006 Equity Incentive Plan (29)*

10.20	Form of Restricted Stock Agreement for Directors under the Iconix Brand Group, Inc. 2006 Equity Incentive Plan (29)*

Exhibit Numbers	Description

10.21	8% Senior Subordinated Note due 2012 of the Company payable to Sweet Sportswear, LLC. (22)

10.22	Letter Agreement dated October 29, 2004 among UCC Funding Corporation, Content Holdings, Inc., the Company and Badgley Mischka Licensing LLC. (1)

10.23	Form of Option Agreement under the Company’s 1997 Stock Option Plan (18)*

10.24	Form of Option Agreement under the Company’s 2000 Stock Option Plan (18)*

10.25	Form of Option Agreement under the Company’s 2001 Stock Option Plan (18)*

10.26	Form of Option Agreement under the Company’s 2002 Stock Option Plan (18)*

10.27	Agreement dated June 2, 2006 among the Company, UCC Consulting, Content Holdings, James Haran and Robert D’Loren (26)

10.28	Common Stock Purchase Warrant issued to UCC Consulting Corporation (19)

10.29	Purchase and Sale Agreement dated June 2, 2006 by and among the Company, Content Holdings, Robert D’Loren, Seth Burroughs and Catherine Twist (26)

10.30	Non-Competition and Non-Solicitation Agreement between the Company and Neil Cole (6)*

10.31	Agreement dated June 8, 2006 between the Company and William Sweedler (26)

10.32	Loan and Security Agreement dated as of October 31, 2006 among Mossimo Holdings LLC, Mossimo Management LLC, and Merrill Lynch Mortgage Capital Inc., as agent and lender (11)+

10.33	Guaranty dated as of October 31, 2006 by the Company in favor of Merrill Lynch Mortgage Capital Inc., as agent (11)

10.34	Amendment to Employment Agreement between the Company and David Conn (23)*

10.35	Registration Rights Agreement dated as of March 9, 2007 by and between the Company and Danskin, Inc. (32)

10.36	Registration Rights Agreement dated March 30, 2007 by and between the Company and Rocawear Licensing LLC (33)

10.37
Amended and Restated Credit Agreement dated as of May 2, 2007 by and among the Company, Lehman Brothers Inc. as Arranger, and Lehman Commercial Paper Inc., as Lender, as Syndication Agent and as Administrative Agent (34)+

10.38	Guarantee and Collateral Agreement made by the Company and certain of its subsidiaries in favor of Lehman Commercial Paper Inc., as Administrative Agent (34)+

10.39	Purchase Agreement, dated June 14, 2007, by and among the Company, Merrill Lynch, Pierce, Fenner & Smith, Incorporated and Lehman Brothers Inc. (35)

Exhibit Numbers	Description

10.40
Letter Agreement Confirming OTC Convertible Note Hedge, dated June 19, 2007 among the Company, Merrill Lynch International and, solely in its capacity as agent thereunder, Merrill Lynch, Pierce, Fenner & Smith Incorporated (35)

10.41
Letter Agreement, Confirming OTC Convertible Note Hedge, dated June 19, 2007, among the Company, Lehman Brothers - OTC Derivatives Inc. and, solely in its capacity as agent thereunder, Lehman Brothers (35)

10.42
Letter Agreement, Confirming OTC Warrant transaction, dated June 19, 2007, among the Company, Merrill Lynch International and, solely in its capacity as agent thereunder, Merrill Lynch, Pierce, Fenner & Smith Incorporated (35)

10.43	Letter Agreement, Confirming OTC Warrant Transaction, dated June 19, 2007, among the Company, Lehman Brothers OTC Derivatives Inc. and, solely in its capacity as agent thereunder, Lehman Brothers (35)

10.44
Escrow Agreement dated September 6, 2007 by and between the Company, Ben Kraner, on behalf of the Sellers, as each Seller’s authorized attorney-in-fact, and U.S. Bank National Association, as escrow agent (36)

10.45	Note and Security Agreement dated November 7, 2007 made by Artful Holdings, LLC in favor of the Company (37)

10.46	Restricted Stock Grant Agreement dated February 19, 2008 between the Company and Neil Cole (39)*

10.47	Restricted Stock Performance Unit Agreement dated February 19, 2008 between the Company and Neil Cole (39)*

10.48	Lease dated as of November 12, 2007 with respect to the Company’s Executive Offices (39)

21	Subsidiaries of the Company (39)

23	Consent of BDO Seidman, LLP (39)

31.1	Certification of Chief Executive Officer Pursuant To Rule 13a-14 Or 15d-14 Of The Securities Exchange Act Of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002 (39)

31.2	Certification of Principal Financial Officer Pursuant To Rule 13a-14 Or 15d-14 Of The Securities Exchange Act Of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002 (39)

32.1	Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (39)

32.2	Certification of Principal Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 (39)

Exhibit Numbers	Description

99.1	Note Purchase Agreement by and among IP Holdings LLC, the Company and Mica Funding, LLC, dated April 11, 2006 (30)+

99.2	Note Purchase Agreement by and among IP Holdings LLC, the Company and Mica Funding, LLC, dated August 28, 2006 (7)+

99.3	Agreement for Creative Director Services dated as of October 31, 2006 by and among the Company, Mossimo, Inc. and Mossimo Giannulli (11)
______________________
(1)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 2004 and incorporated by reference herein.

(2)	Filed as an exhibit to the Company's Current Report on Form 8-K for the event dated July 22, 2005 and incorporated by reference herein.

(3)	Filed as an exhibit to the Company's Current Report on Form 8-K for the event dated September 16, 2005 and incorporated by reference herein.

(4)	Filed as an exhibit to the Company's Current Report on Form 8-K for the event dated March 31, 2006 (SEC accession No. 0000950117-06-001668) and incorporated by reference herein.

(5)	Filed as an exhibit to the Company's Current Report on Form 8-K for the event dated March 31, 2006 (SEC accession No. 0000950117-06-001669) and incorporated by reference herein.

(6)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated by reference herein.

(7)	Filed as an exhibit filed to the Company's Current Report on Form 8-K for the event dated August 28, 2006 and incorporated by reference herein.

(8)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated by reference herein.

(9)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated January 28, 2008 and incorporated by reference herein.

(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated January 26, 2000 and incorporated by reference herein.

(11)	Filed as an exhibit to the Company’s Current Report on form 8-K for the event dated October 31, 2006 (SEC accession no. 0001144204-06-045497) and incorporated by reference herein.

(12)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 1997 and incorporated by reference herein.

(13)	Filed as Exhibit A to the Company’s definitive Proxy Statement dated July 18, 2000 as filed on Schedule 14A and incorporated by reference herein.

(14)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended January 31, 2002 and incorporated by reference herein.

(15)	Filed as Exhibit B to the Company’s definitive proxy statement dated May 28, 2002 as filed on Schedule 14A and incorporated by reference herein.

(16)	Filed as Appendix B to the Company’s definitive Proxy Statement dated July 2, 2001 as filed on Schedule 14A and incorporated by reference herein.

(17)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended January 31, 2003 and incorporated by reference herein.

(18)	Filed as an exhibit to the Company’s Transition Report on Form 10-K for the transition period from February 1, 2004 to December 31, 2004 and incorporated by reference herein.

(19)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated by reference herein.

(20)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated March 9, 2005 and incorporated by reference herein.

(21)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004 and incorporated by reference herein.

(22)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2002 and incorporated by reference herein.

(23)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated December 29, 2005 and incorporated by reference herein.

(24)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2005 and incorporated by reference herein.

(25)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K for the event dated October 27, 2006.

(26)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated June 2, 2006 and incorporated by reference herein.

(27)	Filed as Annex B to the Company’s definitive proxy statement dated July 18, 2006 as filed on Schedule 14A and incorporated by reference herein.

(28)	Filed as an exhibit to the Company's Current Report on Form 8-K for the event dated September 22, 2006 and incorporated by reference herein.

(29)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated by reference herein.

(30)	Filed as an exhibit to the Company's Current Report on Form 8-K for the event dated April 11, 2006 and incorporated by reference herein.

(31)	Filed as an exhibit to the Company's Current Report on Form 8-K for the event dated October 31, 2006 (SEC accession no. 0001144204-06-0455507) and incorporated by reference herein.

(32)	Filed as an exhibit to the Company's Current Report on Form 8-K for the event dated March 9, 2007 and incorporated by reference herein.

(33)	Filed as an exhibit to the Company's Current Report on Form 8-K for the event dated March 30, 2007 and incorporated by reference herein.

(34)	Filed as an exhibit to the Company's Current Report on Form 8-K for the event dated May 1, 2007 and incorporated by reference herein.

(35)	Filed as an exhibit to the Company's Current Report on Form 8-K for the event dated June 14, 2007 and incorporated by reference herein.

(36)	Filed as an exhibit to the Company's Current Report on Form 8-K for the event dated October 3, 2007 and incorporated by reference herein.

(37)	Filed as an exhibit to the Company's Current Report on Form 8-K for the event dated November 7, 2007 and incorporated by reference herein.

(38)	Filed as an exhibit to the Company's Current Report on Form 8-K for the event dated December 17, 2007 and incorporated by reference herein.

(39)	Filed herewith.

* Denotes management compensation plan or arrangement

+ Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Iconix Brand Group, Inc. hereby undertakes to furnish supplementally to the Securities and Exchange Commission copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

** Portions of this document have been omitted and were filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment, which was granted under Rule 24b-2 of the Securities Exchange Act of 1934.

Annual Report on Form 10-K

Item 8, 15(a)(1) and (2), (c) and (d)

List of Financial Statements and Financial Statement Schedule

Year ended December 31, 2007

Iconix Brand Group, Inc. and Subsidiaries

Iconix Brand Group, Inc. and Subsidiaries

Form 10-K

Index to Consolidated Financial Statements and Financial Statement Schedule

The following consolidated financial statements of Iconix Brand Group Inc. and subsidiaries are included in Item 15:

The following consolidated financial statement schedule of Iconix Brand Group, Inc. and subsidiaries is included in Item 15(d):

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	S-1

Schedule II Valuation and qualifying accounts	S-2

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Iconix Brand Group, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Iconix Brand Group, Inc. as of December 31, 2007 and 2006 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Iconix Brand Group, Inc. at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “ Accounting for Uncertainty in Income Taxes - an interpretation of FASB No. 109 .” Effective 2006, the Company adopted SFAS No. 123R, “ Share-Based Payment .”

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Iconix Brand Group, Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 28, 2008 expressed an unqualified opinion thereon.

/s/BDO Seidman, LLP

February 28, 2008
New York, New York

Iconix Brand Group, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except par value)

	December 31,
	2007	2006
Assets
Current Assets:
Cash (including restricted cash of $5,205 in 2007 and $4,268 in 2006)	$53,272	$77,840
Accounts receivable, net of reserve of $3,519 in 2007 and $1,633 in 2006	29,757	14,548
Due from affiliate	434	297
Promissory note receivable	1,000	1,000
Deferred income tax assets	7,442	3,440
Prepaid advertising and other	3,963	2,704
Total Current Assets	95,868	99,829
Property and equipment:
Furniture, fixtures and equipment	2,903	2,769
Less: Accumulated depreciation	(1,610)	(1,385)
	1,293	1,384
Other Assets:
Restricted cash	15,186	11,659
Marketable securities	10,920	-
Goodwill	128,898	93,593
Trademarks and other intangibles, net	1,038,201	467,688
Deferred financing costs, net	8,270	3,355
Non-current deferred income tax assets	21,158	13,162
Other	16,336	5,574
	1,238,969	595,031
Total Assets	$1,336,130	$696,244

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$15,804	$7,043
Accounts payable, subject to litigation	1,878	4,886
Deferred revenue	6,162	1,644
Current portion of long-term debt	52,566	22,132
Total current liabilities	76,410	35,705

Deferred income taxes	73,418	54,246
Long-term debt, less current maturities	649,590	140,676
Long term deferred revenue	8,792	160
Total Liabilities	808,210	230,787

Commitments and contingencies

Stockholders' Equity
Common stock, $.001 par value - shares authorized 150,000; shares issued 57,330 and 56,227 respectively	58	57
Additional paid-in capital	469,941	468,881
Retained earnings (deficit)	60,941	(2,814)
Accumulated other comprehensive loss	(2,353)	-
Less: Treasury stock - 198 shares at cost	(667)	(667)
Total Stockholders’ Equity	527,920	465,457
Total Liabilities and Stockholders' Equity	$1,336,130	$696,244

See accompanying notes to consolidated financial statements.

Iconix Brand Group, Inc. and Subsidiaries
Consolidated Income Statements
(in thousands, except earnings per share data)

	Year	Year	Year
	Ended	Ended	Ended
	December 31,	December 31,	December 31
	2007	2006	2005

Licensing and commission revenue	$160,004	$80,694	$30,156

Selling, general and administrative expenses (net of recovery pursuant to an agreement of $438 in 2005)	44,254	24,527	13,329
Special charges, net	(6,039)	2,494	1,466

Operating income	121,789	53,673	15,361

Other expenses (income):
Interest income	(7,521)	(1,243)	(295)
Interest expense	33,033	15,080	4,823
Net interest expense	25,512	13,837	4,528
Gain on sales of marketable securities	-	-	(75)
	25,512	13,837	4,453

Income before income taxes	96,277	39,836	10,908

Provision (benefit) for income taxes	32,522	7,335	(5,035)

Net income	$63,755	$32,501	$15,943

Earnings per share:
Basic	$1.12	$0.81	$0.51

Diluted	$1.04	$0.72	$0.46

Weighted average number of common shares outstanding:
Basic	56,694	39,937	31,284

Diluted	61,426	45,274	34,773

See accompanying notes to consolidated financial statements.

Iconix Brand Group, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock	Total

Balance at January 1, 2005	28,293	$29	$76,154	$(51,258)	$-	$(667)	$24,258
Issuance of common stock related to acquisitions	6,521	6	56,380	-	-	-	56,386
Warrants issued to non-employees related to acquisitions	-	-	2,441	-	-	-	2,441
Options granted to a non-employee	-	-	173	-	-	-	173
Exercise of stock options	709	1	1,584	-	-	-	1,585
Issuance of common stock to directors	17	-	110	-	-	-	110
Net Income	-	-	-	15,943	-	-	15,943
Balance at December 31, 2005	35,540	$36	$136,842	$(35,315)	$-	$(667)	$100,896
Issuance of common stock related to acquisitions	7,360	8	122,493	-	-	-	122,501
Warrants issued to non-employees related to acquisitions	-	-	8,273	-	-	-	8,273
Issuance of new stock	10,785	11	189,512	-	-	-	189,523
Cancellation of shares issued in business acquisition	-	-	(150)	-	-	-	(150)
Exercise of stock options and warrants	2,446	2	9,099	-	-	-	9,101
Stock option compensation expense	-	-	182	-	-	-	182
Tax benefit of stock option exercises	-	-	2,380	-	-	-	2,380
Amortization expense in connection with restricted stock	96	-	250	-	-	-	250
Net Income	-	-	-	32,501	-	-	32,501
Balance at December 31, 2006	56,227	$57	$468,881	$(2,814)	$-	$(667)	$465,457
Issuance of common stock related to acquisitions	50	-	1,042	-	-	-	1,042
Warrants issued to non-employees related to acquisitions	-	-	5,886	-	-	-	5,886
Exercise of stock options and warrants	1,010	1	3,574	-	-	-	3,575
Stock option compensation expense	-	-	135	-	-	-	135
Tax benefit of stock option exercises	-	-	1,238	-	-	-	1,238
Amortization expense in connection with restricted stock	43	-	1,476	-	-	-	1,476
Expenses related to common stock issuance	-	-	(184)	-	-	-	(184)
Net cost of hedge on Convertible Note	-	-	(12,107)	-	-	-	(12,107)
Comprehensive income:
Net Income	-	-	-	63,755	-	-	63,755
Change in fair value of cash flow hedge	-	-	-	-	(273)	-	(273)
Change in fair value of securities	-	-	-	-	(2,080)	-	(2,080)
Total comprehensive income							61,402
Balance at December 31, 2007	57,330	$58	$469,941	$60,941	$(2,353)	$(667)	$527,920

See accompanying notes to consolidated financial statements.

Iconix Brand Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (in thousands)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$63,755	$32,501	$15,943
Depreciation of property and equipment	225	210	130
Amortization of trademarks and other intangibles	5,572	2,153	1,733
Amortization of deferred financing costs	1,292	792	-
Amortization of convertible note discount	683	-	-
Amortization of restricted stock grants	1,688	250	-
Non-cash settlement of a dispute	(3,008)	(150)	-
Gain on sale of marketable securities	-	-	(75)
Bad debt expense	2,280	1,373	260
Issuance of common stock	-	-	110
Stock option compensation	135	182	173
Write-off of impaired assets	-	-	95
Shortfall payment against Guarantee	-	-	(438)
Accrued interest on long-term debt	1,258	831	(134)
Deferred income tax provision (benefit)	26,772	2,589	(5,132)
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(22,149)	(6,095)	(1,553)
Due from affiliate	(137)	(104)	34
Factored accounts receivable and payable to factor, net	-	-	3,865
Inventories	-	-	279
Prepaid advertising and other	(1,259)	125	(1,994)
Other assets	(933)	(3,700)	(7)
Deferred revenue	4,998	(3,138)	3,003
Accounts payable and accrued expenses	2,515	1,512	(310)
Net cash provided by operating activities	83,687	29,331	15,982
Cash flows used in investing activities:
Purchases of property and equipment	(134)	(739)	(731)
Purchases of equity securities of other entities	-	-	(663)
Proceeds from the sale of equity securities of other entities	-	-	110
Acquisition of Joe Boxer	-	-	(40,755)
Acquisition of Rampage	-	-	(26,159)
Acquisition of Mudd	-	(46,728)	-
Acquisition of London Fog Trademarks	-	(31,034)	-
Acquisition of Mossimo, net of cash acquired	-	(85,438)	-
Acquisition of Ocean Pacific	-	(10,491)	-
Acquisition of Danskin	(71,302)	-	-
Acquisition of Rocawear	(206,057)	-	-
Acquisition of Pillowtex	(233,781)	-	-
Acquisition of Starter	(60,319)	-	-
Acquisition of Artful Dodger	(13,358)
Purchase of trademarks	(215)	(2,328)	(320)
Purchase of marketable securities	(196,400)	-	-
Sale of marketable securities	183,400	-	-
Net cash used in investing activities	(598,166)	(176,758)	(68,518)
Cash flows provided by financing activities:
Proceeds from long-term debt	553,531	168,000	85,489
Proceeds of loans from related parties	-	-	(2,465)
Proceeds from the sale of warrants	37,491	-	-
Payment for purchase of convertible note hedge	(76,303)	-	-
Proceeds from exercise of stock options and warrants	3,573	9,101	1,585
Payment of long-term debt	(20,100)	(148,545)	(17,134)
Proceeds from common stock issuance, net	-	189,523	-
Proceeds from payment of promissory note	399
Payment of expenses related to common stock issuance	(184)	-	-
Deferred financing costs	(6,207)	(550)	(3,564)
Excess tax benefit from share-based payment arrangements	1,238	2,380	-
Restricted cash - current	(937)	174	(2,082)
Restricted cash - non-current	(3,527)	(6,677)	(1,968)
Net cash provided by financing activities	488,974	213,406	59,861
Net increase in cash and cash equivalents	(25,505)	65,979	7,325
Cash and cash equivalents, beginning of year	73,572	7,593	268
Cash and cash equivalents, end of year	$48,067	$73,572	$7,593
Balance of restricted cash - current	5,205	4,268	4,094
Total cash and cash equivalents including current restricted cash, end of year	$53,272	$77,840	$11,687

See accompanying notes to consolidated financial statements.

Supplemental disclosure of cash flow information:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2007	2006	2005
Cash paid during the year:
Income taxes	$1,697	$-	$-
Interest	$27,820	$12,989	$3,298

Supplemental disclosures of non-cash investing and financing activities:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2007	2006	2005
Acquisitions:
Common stock issued	$1,042	$122,501	$56,386
Warrants issued - acquisition cost	$5,886	$8,273	$2,441
Liabilities assumed	$8,152	$51,871	$14,193

See accompanying notes to consolidated financial statements.

Iconix Brand Group, Inc and Subsidiaries
Notes to Consolidated Financial Statements
Information as of and for the Years Ended December 31, 2007, 2006 and 2005
(dollars are in thousands (unless otherwise noted), except per share data)

The Company

Iconix Brand Group, Inc (the “Company”) is in the business of licensing and marketing intellectual property. The Company currently owns sixteen brands, Candie's®, Bongo®, Badgley Mischka®, Joe Boxer®, Rampage®, Mudd®, London Fog®, Mossimo®, Ocean Pacific®, Danskin®, Rocawear®, Cannon®, Royal Velvet®, Fieldcrest®, Charisma®, and Starter® which it licenses to third parties for use in connection with a variety of apparel, fashion accessories, footwear, beauty and fragrance, and home products and decor. In addition, the Artful Dodger™ brand is owned by Scion LLC, a joint venture in which the Company has a 50% investment (see Note 5). Furthermore, the Company also arranges through its wholly-owned subsidiary Bright Star Footwear, Inc. ("Bright Star") for the manufacture of footwear products for mass market and discount retailers under the private label brand of the retailer.

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

1. Summary of Significant Accounting Policies

Principles of consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and, in accordance with FIN 46, “Consolidation of Variable Interest Entities- revised” (“FIN 46R”), the Company consolidates a joint venture in which it is the primary beneficiary. All significant intercompany transactions and balances have been eliminated in consolidation.

Business Combinations

The purchase method of accounting requires that the total purchase price of an acquisition be allocated to the assets acquired and liabilities assumed based on their fair values on the date of the business acquisition. The results of operations from the acquired businesses are included in the accompanying consolidated statements of income from the acquisition date. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

For the period January 1, 2005 through December 31, 2007, the Company completed ten acquisitions. Notes 2, 3, 4, and 6 to the financial statements contain a more comprehensive discussion of the Company's acquisitions. The acquisitions and the acquisition dates are as follows:

Acquisitions	Acquisition date

Joe Boxer	July 22, 2005
Rampage	September 16, 2005
Mudd	April 11, 2006
London Fog Trademark	August 28, 2006
Mossimo	October 31, 2006
Ocean Pacific	November 6, 2006
Danskin	March 10, 2007
Rocawear	March 30, 2007
Pillowtex brands (Cannon, Royal Velvet, Fieldcrest, and Charisma)	October 3, 2007
Starter	December 17, 2007

In addition, on November 7, 2007, Scion LLC, a joint venture in which the Company has a 50% investment, acquired the Artful Dodger brand. See Note 5.

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

Cash

Cash consists of short-term, highly liquid financial instruments with insignificant interest rate risk that are readily convertible to cash and have maturities of six months or less from the date of purchase.

Marketable Securities

Marketable securities, which are accounted for as available-for-sale, are stated at fair value in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and consist of auction rate securities. Temporary changes in fair market value are recorded as other comprehensive income or loss, whereas other than temporary markdowns will be realized through the Company’s statement of operations.

As of December 31, 2007, the Company held $10.9 million in marketable securities. Although these auction rate securities continue to pay interest according to their stated terms, based on a third-party valuation of these specific auction rate securities as of December 31, 2007, the Company recorded an unrealized pre-tax loss of $2.1 million in other comprehensive loss as a reduction to shareholders’ equity to reflect a temporary decline in value reflecting a failed auction due to sell orders exceeding buy orders. The Company believes the decrease in fair value is temporary due to general macroeconomic market conditions, as the underlying securities have maintained their investment grade rating. These funds will not be available to us until a successful auction occurs or a buyer is found outside the auction process. As these instruments have failed to auction and may not auction successfully in the near future, the Company has classified its marketable securities as non-current.

There were no such investments as of December 31, 2006.

In November and December 2005, the Company invested $0.7 million in equity securities of certain public companies that are categorized as available for sale. In December 2005, the Company sold certain of these shares and approximately $0.1 million was recorded as realized gain in fiscal 2006. The aggregate fair value of these investments approximates their respective carrying value. In October 2006, the Company completed the acquisition of Mossimo, Inc., and the Company held shares in Mossimo, Inc. were included as part of the equity consideration.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of temporary cash investments and accounts receivable. The Company places its cash and cash equivalents in investment-grade, short-term debt instruments with high quality financial institutions. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, require no collateral from our customers. The allowance for non-collection of accounts receivable is based upon the expected collectability of all accounts receivable.

For the year ended December 31, 2007 (“fiscal 2007”), one licensee accounted for 14% of the Company’s revenue, compared to two licensees which accounted for 24% and 14% of the Company's revenue, respectively for the year ended December 31, 2006 (“fiscal 2006”), compared to two licensees which accounted for 28% and 15% of the Company’s revenue for the year ended December 31, 2005 (“fiscal 2005”).

Accounts Receivable

Accounts receivable are reported at amounts the Company expects to be collected, net of allowance for non-collection from customers.

Derivatives

The Company’s primary objective for holding derivative financial instruments is to manage interest rates risks. The Company does not use financial instruments for trading or other speculative purposes. The Company uses derivative financial instruments to hedge the variability of anticipated cash flows of a forecasted transaction (a “cash flow hedge”). The Company’s strategy related to derivative financial instruments has been to use interest rate swaps to effectively convert a portion of outstanding variable-rate debt to fixed-rate debt to take advantage of lower interest rates.

The derivatives used by the Company as part of its risk management strategies are highly effective hedges because all the critical terms of the derivative instruments match those of the hedged item. On the date the derivative contract is entered into, the Company designates the derivative as a cash flow hedge. Changes in derivative fair values are deferred and recorded as a component of accumulated other comprehensive income until the associated hedged transactions impact the income statement, at which time the deferred gains and losses are reclassified to interest expense. Any ineffective portion of a hedging derivative’s changes in fair value will be immediately recognized. The fair values of the derivatives, which are based on quoted market prices, are reported as other assets.

Restricted Stock

Compensation cost for restricted stock is measured using the quoted market price of the Company’s stock at the date the common stock is issued. The compensation cost is recognized over the period between the issue date and the date any restrictions lapse.

Deferred Financing Costs

The Company incurred costs (primarily professional fees and placement agent fees) in connection with borrowings under a term loan facility, convertible bond offering, and other bond financings. These costs have been deferred and are being amortized using the interest method over the life of the related debt.

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

Goodwill and Other Intangibles

Goodwill represents the excess of purchase price over the fair value of net assets acquired in business combinations accounted for under the purchase method of accounting. The Company tests at least annually our goodwill and indefinite life trademarks for impairment through the use of discounted cash flow models. Other intangibles with determinable lives, including license agreements and non-compete agreements, are amortized on a straight-line basis over the estimated useful lives of the assets (currently ranging from 1.5 to 10 years).

The changes in the carrying amount of goodwill for the years ended December 31, 2007 and 2006 are as follows:

(000’s omitted)	Year Ended December 31, 2007	Year Ended December 31, 2006
Beginning Balance	$93,593	$32,835
Acquisitions	30,785	60,758
Net adjustments to purchase price of prior period acquisitions	4,520	-
Ending Balance	$128,898	$93,593

Goodwill was initially tested in the first quarter of Fiscal 2003 for impairment upon adoption of SFAS No. 142. There have been no impairments to the carrying amount of goodwill in any period. In fiscal 2005, due to the change in the business model, the Company operates as a single integrated business, and as such has one operating segment which is also used as the reporting unit for purposes of evaluating goodwill impairment. The fair value of the reporting unit is determined using discounted cash flow analysis and estimates of sales proceeds. The annual evaluation of goodwill is performed on October 1, the beginning of the Company's fourth fiscal quarter.

The Candie's and Bongo trademarks had previously been amortized on a straight-line basis over their estimated useful lives of approximately 20 years. Effective July 1, 2005, the Company changed for accounting purposes, the estimated useful lives of the Candie's and Bongo trademarks to be an indefinite life. Accordingly the recorded value of these trademarks will no longer be amortized, but instead will be tested for impairment on an annual basis. In arriving at the conclusion to use an indefinite life management considered among other things, the Company's new licensing business model which has expanded the extent of potential use of these brand names in future years. This has been initially evidenced by the Candie’s licensing contract signed with Kohl's Department Stores (“Kohl's”) in late 2004, which has very rapidly expanded the Candie’s name to over 18 product categories in almost 700 Kohl's retail locations. Further the Candie's brand has been present in the US market since 1970s. Similarly, the Bongo brand has expanded from a predominantly jeanswear brand to a broad variety of product groups and multiple licenses in the U.S. and internationally. Brand recognition for both of these brands is very high, has been generally stable for an extended period of time, and the Company expects this consumer recognition and acceptance to remain stable or grow in the future based on anticipated broader distribution and product line expansion. As of December 31, 2007 the net book value of the Candie's and Bongo trademarks totaled $14.4 million.

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

Bright Star acts as an agent and therefore only net commission revenue is recognized. Revenue is recognized upon shipment with related risk and title passing to the customers.

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

The Company adopted FIN 48 beginning January 1, 2007. The implementation of FIN 48 did not have a significant impact on the Company’s financial position or results of operations. At December 31, 2007, the total unrecognized tax benefit was $1.1 million. However, the liability is not recognized for accounting purposes because the related deferred tax asset has been fully reserved in prior years. The Company is continuing its practice of recognizing interest and penalties related to income tax matters in income tax expense. There was no accrual for interest and penalties related to uncertain tax positions for the year ended December 31, 2007. The Company files federal and state tax returns and is generally no longer subject to tax examinations for fiscal years prior to 2003.

(000’s omitted)
Uncertain tax positions at December 31, 2006	$780
Increases during 2007	320
Decreases during 2007	-
Uncertain tax positions at December 31, 2007	$1,100

Stock-Based Compensation

Pursuant to a provision in SFAS No. 123(R), "Accounting for Stock-Based Compensation", prior to 2006, the Company had elected to continue using the intrinsic-value method of accounting for stock options granted to employees in accordance with Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees." Accordingly, the compensation cost for stock options had been measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount the employee must pay to acquire the stock. Under this approach, the Company only recognized compensation expense for stock-based awards to employees for options granted at below-market prices, with the expense recognized over the vesting period of the options.

In December 2005, the Company's Board of Directors approved the accelerated vesting of all employee stock options previously granted under the Company's various non-qualified stock option plans, which would have been unvested as of December 31, 2005. As a result, all options granted as of December 31, 2005, except those based on performance became exercisable immediately. The number of shares, exercise prices and other terms of the options subject to the acceleration remain unchanged. The acceleration of such option vesting resulted in an additional $0.5 million of compensation expense being reflected in pro-forma net income for fiscal 2005 shown in the table below, an amount that would have otherwise been recorded as compensation expense in the years ending December 31, 2006 and 2007 had no impact on compensation recognition in 2005. The purpose of accelerating the vesting of these options was to enable to Company the avoid recognizing stock based compensation expense associated with these options in future periods after the Company adopted SFAS No 123 (R).

The stock-based employee compensation cost that would have been included in the determination of net income if the fair value based method had been applied to all awards, as well as the resulting pro forma net income and earnings per share using the fair value approach, are presented in the following table. The pro forma adjustments for compensation cost have not been offset by a related income tax benefit, consistent with the manner in which the Company recorded its provision for income taxes in Fiscal 2005. These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the weighted-average assumptions presented in Note 11.

(000’s omitted, except per share information)	Year ended December 31, 2005
Net income - as reported	$15,943
Add: Stock-based employee Compensation included in reported net income	-
Deduct: Stock-based employee compensation determined under the fair value based method	(9,601)
Pro forma net income	$6,342

Basic earnings per share:

As reported	$0.51
Pro forma	$0.20

Diluted earnings per share:

As reported	$0.46
Pro forma	$0.18

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

Advertising Campaign Costs

All costs associated with production for the Company’s national advertising campaigns are expensed during the periods when the activities take place. All other advertising costs such as print and online media are expensed as incurred. Advertising expenses for fiscal 2007, fiscal 2006, and fiscal 2005 amounted to $14.5 million $7.9 million, and $2.9 million, respectively.

New Accounting Standards

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management is evaluating the impact adopting SFAS 157 will have on the Company’s results of operations and financial position.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Asset and Financial Liability: Including an amendment to FASB Statement No. 115” (“SFAS 159”). The standard permits all entities to elect to measure certain financial instruments and other items at fair value with changes in fair value reported in earnings. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Management is evaluating the impact adopting SFAS 159 will have on the Company’s results of operations and financial position.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which requires an acquirer to do the following: expense acquisition related costs as incurred; to record contingent consideration at fair value at the acquisition date with subsequent changes in fair value to be recognized in the income statement; and any adjustments to the purchase price allocation are to be recognized as a period cost in the income statement. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier application is prohibited. At the date of adoption, SFAS 141R is expected to have a material impact on our results of operations and our financial position due to the Company’s acquisition strategy.

In December, 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 .” This statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective prospectively, except for certain retrospective disclosure requirements, for fiscal years beginning after December 15, 2008. Management is evaluating the impact adopting SFAS 160 will have on the Company’s results of operations and financial position.

Presentation of Prior Year Data

Certain reclassifications have been made to conform prior year data to the current presentation.

2.  Acquisition Of Danskin

On March 9, 2007, the Company completed its acquisition of the Danskin trademarks from Danskin, Inc. and Danskin Now, Inc. Danskin is a 125 year-old iconic brand of women's activewear, legwear, dancewear, yoga apparel and fitness equipment. The brand is sold through better department, specialty and sporting goods stores, and directly by Triumph Apparel Corporation (formerly known as Danskin, Inc.) (“Triumph”) through freestanding Danskin boutiques and Danskin.com. In connection with the acquisition, the Company acquired Danskin Now, Inc.'s license of the Danskin Now® brand of apparel and fitness equipment to Wal-Mart Stores.

The purchase price for the acquisition was $70 million in cash and contingent additional consideration of up to $15 million based on certain criteria relating to the achievement of revenue and performance targets through 2011 involving the licensing of the Danskin brand, all or a portion of which contingent consideration, if earned, may be paid in shares of the Company's common stock. The effect of this contingent additional consideration will, if criteria is met, be recognized as an increase to goodwill. The cash portion of the purchase price was self-funded from the Company's cash reserves. Upon closing, a subsidiary of the Company entered into a license agreement with Triumph granting Triumph the right to continue to operate its wholesale business and freestanding retail stores under the Danskin marks acquired by the Company in the acquisition.

(000's omitted except share and warrant information)
Cash paid at closing to sellers		$70,000
Fair value of 12,500 shares of $.001 par value common stock, at $19.33 fair market value per share issued as a cost of the acquisition	$241
Fair value of 30,000 warrants ($20.18 exercise price) issued as a cost of the acquisition	284
Fair value of 133,334 warrants ($8.81 exercise price) issued as a cost of the acquisition	1,976
Total equity consideration		2,501
Other costs of the acquisition		1,782
Total		$74,283

The purchase price was allocated to the estimated fair value of the assets acquired as follows:

(000's omitted)
Trademarks	$71,700
License agreements	1,700
Goodwill	883
Total allocated purchase price	$74,283

The Danskin trademark has been determined by management to have an indefinite useful life and accordingly, consistent with SFAS 142, no amortization is being recorded in the Company's consolidated income statements. The licensing contracts are being amortized on a straight-line basis over the remaining contractual period of approximately 3 to 5 years. The goodwill and trademarks are subject to a test for impairment on an annual basis. Any adjustments resulting from the finalization of the purchase price allocations will affect the amount assigned to goodwill. The $0.9 million of goodwill is deductible for income tax purposes.

For unaudited pro-forma information presenting a summary of the Company's consolidated results of operations as if the acquisition and related financing had occurred on January 1, 2006, see Note 6.

3.  Acquisition Of Rocawear

On March 30, 2007, the Company completed its acquisition of the Rocawear brand and certain of the assets and rights related to the business of designing, marketing, licensing and/or managing the Rocawear brand from Rocawear Licensing LLC (“RLC”).

The purchase price for the acquisition was $204 million in cash with contingent additional consideration of up to $35 million based on certain criteria relating to the achievement of revenue and performance targets through 2012 involving the licensing of the Rocawear assets, all of which contingent consideration, if earned, is to be paid in shares of the Company's common stock. The effect of this contingent additional consideration will, if criteria is met, be recognized as an increase to goodwill. The cash portion of the purchase price was funded pursuant to the Company's credit agreement with Lehman Brothers Inc. and Lehman Commercial Paper Inc., which consists of a term loan facility in an aggregate principal amount of $212.5 million. For further details on this credit agreement, see Note 8. Upon the closing, a subsidiary of the Company entered into a license agreement, expiring in March 2012, with Roc Apparel Group, LLC (“Roc Apparel”), an affiliate of RLC, in which it granted Roc Apparel the exclusive right to use the Rocawear assets in connection with the design, manufacture, market and sale of menswear apparel products in the United States, its territories and possessions and military installations throughout the world. Further, upon closing, the Company committed an amount of $5.0 million to fund its investment in Scion LLC, a joint venture formed by the Company with Shawn Carter, a principal of RLC, which will operate as a brand management and licensing company to identify brands to be acquired across a broad spectrum of consumer product categories. This investment was funded in November 2007. See Note 5. During December 2007, the Company accrued $3.0 million, to be paid in shares to the sellers of Rocawear, as part of contingent consideration relating to the achievement of certain revenue targets. This $3.0 million has been recorded as additional goodwill and an increase in accrued liabilities, and will be credited to additional paid-in-capital once the shares are issued subsequent to year end.

(000's omitted except share and warrant information)
Cash paid at closing to sellers		$204,000
Fair value of 144,100 shares of $.001 par value common stock, at $20.81 fair market value per share issued to be paid to sellers as part of contingent consideration	3,000
Fair value of 12,500 shares of $.001 par value common stock, at $20.40 fair market value per share issued as a cost of acquisition	255
Fair value of 55,000 warrants ($20.40 exercise price) issued as a cost of the acquisition	562
Fair value of 133,334 warrants ($8.81 exercise price) issued as a cost of the acquisition	2,109
Total equity consideration		5,926
Other costs of the acquisition		3,208
Total		$213,134

The purchase price was allocated to the estimated fair value of the assets acquired as follows:

(000's omitted)

Trademarks	$200,000
License agreements	5,100
Non-compete agreement	3,000
Goodwill	5,034
Total allocated purchase price	$213,134

The Rocawear trademark has been determined by management to have an indefinite useful life and accordingly, consistent with SFAS 142, no amortization is being recorded in the Company's consolidated income statements. The license agreements are being amortized on a straight-line basis over the remaining contractual period of approximately 4 years. The goodwill and trademarks are subject to a test for impairment on an annual basis. Any adjustments resulting from the finalization of the purchase price allocations will affect the amount assigned to goodwill. The $5.0 million of goodwill is deductible for income tax purposes.

For unaudited pro-forma information presenting a summary of the Company's consolidated results of operations as if the acquisition and related financing had occurred on January 1, 2006, see Note 6.

4.  Acquisition Of Pillowtex Brands

On October 3, 2007, the Company completed its acquisition of all of the issued and outstanding limited liability company interests (the “Company Interests”) of Official-Pillowtex LLC (“Official-Pillowtex” or “Pillowtex”), from the owners of such Company Interests (the “Pillowtex Sellers”). Official Pillowtex is the owner of a portfolio of home brands including four primary brands, Cannon, Royal Velvet, Fieldcrest and Charisma and numerous other home brands including St. Mary's and Santa Cruz. The closing of this transaction occurred following the early termination of the statutory waiting period required under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

The purchase price for the acquisition was $232.1 million in cash with contingent additional consideration of up to $15 million based on certain criteria relating to the achievement of revenue and performance targets through June 30, 2009 involving the licensing of the Pillowtex assets, all of which contingent consideration, if earned, is to be paid in cash. The effect of this contingent additional consideration will, if criteria is met, be recognized as an increase to goodwill.

In accordance with the terms of the Purchase Agreement, on the Pillowtex closing date, the Company paid an aggregate of approximately $232.1 million in cash as the purchase price for the Company Interests, of which approximately $9.0 million which was deposited into an escrow account, together with any interest and any other income earned thereon, will be paid to the Pillowtex Sellers by the U.S. Bank National Association, an escrow agent, on the twelve (12) month anniversary of the Pillowtex closing date, less any amounts due to the Company pursuant to the Pillowtex Sellers' indemnification obligations to the Company.

In connection with the Company’s purchase of Official Pillowtex, the Company pledged its membership interests in Official Pillowtex, as well as its membership interests in another of the Company’s wholly-owned subsidiaries, Mossimo Holdings LLC, to the lenders under the Company’s term loan facility (see Note 8). These two subsidiaries also became guarantors of the Company’s obligations under the term loan facility (see Note 8), and their guarantees are secured by a pledge of, among other things, the Official Pillowtex portfolio of brands and the Mossimo brand, respectively.

(000's omitted except share and warrant information)

Cash paid at closing to sellers		$232,100
Fair value of 12,500 shares of $.001 par value common stock, at $23.66 fair market value per share issued as a cost of acquisition	296
Fair value of 55,000 warrants ($23.66 exercise price) issued as a cost of the acquisition	651
Total equity consideration		947
Other estimated costs of the acquisition		2,178
Total		$235,225

The preliminary purchase price allocation to the fair value of the assets acquired and liabilities assumed is as follows:

(000's omitted)

Trademarks	$212,000
License agreements	7,100
Accounts receivable	1,273
Deferred revenue	(8,152)
Goodwill	23,004
Total	$235,225

The Cannon, Royal Velvet, Fieldcrest, and Charisma trademarks have each been determined by management to have an indefinite useful life and accordingly, consistent with SFAS 142, no amortization is being recorded in the Company's consolidated income statements. The license agreements are being amortized on a straight-line basis over the remaining contractual period of approximately 6 years. The goodwill and trademarks are subject to a test for impairment on an annual basis. Any adjustments resulting from the finalization of the purchase price allocations will affect the amount assigned to goodwill. The $23.0 million of goodwill is deductible for income tax purposes.

For unaudited pro-forma information presenting a summary of the Company's consolidated results of operations as if the acquisition and related financing had occurred on January 1, 2006, see Note 6.

5. Joint Venture and Acquisition of Artful Dodger

In March 2007, the Company had committed an amount of $5.0 million to fund the 50% investment in the common equity shares of Scion LLC, a joint venture formed by the Company with Shawn Carter, which will operate as a brand management and licensing company to identify brands to be acquired across a broad spectrum of consumer product categories. As consideration for Mr. Carter’s 50% investment in Scion, he contributed a license in perpetuity, with certain performance requirements, for the name “Shawn Carter”. At inception, the Company determined that it would consolidate Scion since the Company effectively holds a 100% equity interest and is the primary beneficiary in the variable interest entity as defined by FIN 46, “Consolidation of Variable Interest Entities- revised” (“FIN 46R”). The impact of consolidating the joint venture into the Company’s consolidated statement of income increased licensing income by $0.2 million, due to the completion of the acquisition of the Artful Dodger brand in November 2007 (see below). The impact of consolidating the joint venture on the Company’s consolidated balance sheet has increased current assets by $2.4 million, non-current assets by $15.5 million, and current liabilities by $2.0 million.

On November 7, 2007 (the “AH Closing Date”), Artful Holdings LLC (“AH”), a wholly owned subsidiary of Scion LLC, completed its acquisition of the intellectual property assets of Sovereign State LLC (“Sovereign”) associated with the Artful Dodger brand from Fashion Bureau Overseas NY, Inc. and Pan Mellowtex LLC, the principals of Sovereign. The purchase price of this acquisition was approximately $15.0 million, of which $13.5 million was paid in cash on the AH Closing Date, with $1.5 million deferred and payable upon the occurrence of certain events. The Artful Dodger trademark is estimated to have a useful life of 15 years. To finance this acquisition, the Company made available to AH an interest bearing senior secured term loan facility in the aggregate principal amount of $12 million pursuant to that certain Note and Security Agreement (as amended, restated or otherwise modified from time to time, referred to as the “AH Note”) executed by AH in favor of the Company on the AH Closing Date. The facility consists of two tranches, one in the principal amount of $10.5 million which was advanced to AH by the Company on the AH Closing Date, and the other in the principal amount of $1.5 million. The second tranche is available for borrowing by AH provided that no Event of Default (as defined in the AH Note) has occurred and is continuing at the time of such request. The obligations are guaranteed by Scion LLC, the sole manager/member of AH, and are also guaranteed, in part, by a manager of Scion LLC. The issuance of the loan facility was a reconsideration event under FIN 46R; the Company once again determined that it was the primary beneficiary and continued to consolidate the joint venture. As of December 31, 2007, the Company’s equity at risk was approximately $16 million. The carrying value of the consolidated assets that are collateral for the variable interest entity’s obligations totaled $15.5 million comprised of a trademark. The assets of the Company are not available to the variable interest entity's creditors.

6.  Acquisition Of Starter and Unaudited Pro-formas

On December 17, 2007, the Company completed its acquisition of certain of the assets and rights related to the Starter Seller’s (as defined below) business of designing, marketing, licensing and/or managing the Starter brand of marks and intellectual property and related names (the “Starter Assets”) of Exeter Brands Group LLC, an Oregon limited liability company (the “Seller”), and NIKE, Inc., an Oregon corporation (“Starter Parent”) pursuant to an Asset Purchase Agreement (the “Starter Purchase Agreement”) dated November 15, 2007 by and among the Company, Starter Seller and Starter Parent.

In accordance with the terms of the Starter Purchase Agreement, the Company paid to the Seller $60,000,000 in cash and assumed certain liabilities of the Seller related to the Starter Assets. The cash portion of the purchase price was funded pursuant to additional borrowings of $63.2 million under the Company's credit agreement with Lehman Brothers Inc. and Lehman Commercial Paper Inc.,. For further details on this credit agreement, see Note 8.

In accordance with the terms of the Purchase Agreement, the entered into a transitional license agreement with Seller in which it granted Seller the non-exclusive right to use the Starter Assets in connection with the manufacture, marketing, distribution, promotion, advertisement and sale of men’s and boy’s apparel. This transitional license agreement expires on August 31, 2008.

(000's omitted except share and warrant information)

Cash paid at closing to sellers		$60,000
Fair value of 12,500 shares of $.001 par value common stock, at $20.02 fair market value per share issued as a cost of acquisition	250
Fair value of 30,000 warrants ($20.02 exercise price) issued as a cost of the acquisition	304
Total equity consideration		554
Other estimated costs of the acquisition		1,080
Total		$61,634

The preliminary purchase price allocation to the fair value of the assets acquired and liabilities assumed is as follows:

(000's omitted)

Trademarks	$59,500
License agreements	270
Goodwill	1,864
Total	$61,634

The Starter trademark has been determined by management to have an indefinite useful life and accordingly, consistent with SFAS 142, no amortization will be recorded in the Company's consolidated income statements. The license agreements are being amortized on a straight-line basis over the remaining contractual period of approximately 1.5 years. The goodwill and trademarks are subject to a test for impairment on an annual basis. Any adjustments resulting from the finalization of the purchase price allocations will affect the amount assigned to goodwill. The $1.9 million of goodwill is deductible for income tax purposes.

The following unaudited pro-forma information presents a summary of the Company's consolidated results of operations as if the Danskin, Rocawear, Pillowtex, and Starter acquisitions (See Note 2, 3, 4, and 6) and their related financings had occurred on January 1, 2006, and as if the Mudd, Mossimo and Ocean Pacific acquisitions and their related financings had occurred on January 1, 2005. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on January 1, 2006, or which may result in the future.

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
(000’s omitted, except per share information)	2007	2006	2005
Licensing and commission revenues	$207,295	$190,124	$97,596
Operating income	$156,804	$123,416	$42,708
Net Income	$77,379	$50,399	$21,364

Basic earnings per common share	$1.36	$1.15	$0.51
Diluted earnings per common share	$1.26	$1.02	$0.47

7.  Trademarks and Other Intangibles, net

Trademarks and other intangibles, net consist of the following:

		December 31, 2007		December 31, 2006

	Estimated	Gross		Gross
	Lives in	Carrying	Accumulated	Carrying	Accumulated
(000's omitted)	Years	Amount	Amortization	Amount	Amortization
Trademarks:
Indefinite life trademarks	indefinite(1)	$1,007,625	$9,498	$464,210	$9,498
Definite life trademarks	10-15	18,897	856	3,397	494
Non-compete agreements:	2-15	10,075	4,585	7,075	3,000
Licensing agreements:	1.5-6	21,093	4,897	6,923	1,387
Domain names	5	570	223	570	108
		$1,058,260	$20,059	$482,175	$14,487

Amortization expense for intangible assets was $5.6 million, $2.2 million, and $1.7 million for fiscal 2007, fiscal 2006, and Fiscal 2005, respectively. The trademarks of Joe Boxer, Rampage, Mudd, London Fog, Mossimo, Ocean Pacific, Danskin, Rocawear, Cannon, Royal Velvet, Fieldcrest, Charisma, and Starter have been determined to have an indefinite useful life and accordingly, consistent with SFAS 142, no amortization will be recorded in the Company's consolidated income statements. Instead, the related intangible asset will be tested for impairment at least annually, with any related impairment charge recorded to the statement of operations at the time of determining such impairment. Effective July 1, 2005, the Company had a change in estimate of the useful lives of the Candie's and Bongo trademarks to indefinite life. When acquired in 1981, the Candie's trademark was estimated to have a useful life of 20 years. Bongo, acquired in 1998, was also estimated at that time to have a useful life of 20 years. Amortization expense for intangible assets subject to amortization for each of the years in the five-year period ending December 31, 2012 are estimated to be $7.1 million, $6.8 million, $6.6 million, $4.8 million, and $2.8 million, respectively.

(1)	The amortization for Candie’s and Bongo trademarks is as of June 30, 2005. Effective July 1, 2005, the Company changed their useful lives to indefinite.

8.  Debt Arrangements

The Company's debt is comprised of the following:
	December 31,
(000’s omitted)	2007	2006
Convertible Notes	$281,714	$-
Term Loan Facility	270,751	-
Asset-Backed Notes	137,505	155,857
Sweet Note (Note 13)	12,186	3,170
Kmart Note	-	3,781
Total Debt	$702,156	$162,808

Convertible Senior Subordinated Notes

On June 20, 2007, the Company completed the issuance of $287.5 million principal amount of the Company's 1.875% convertible senior subordinated notes due 2012 (the “Convertible Notes”) in a private offering to certain institutional investors. The net proceeds received by the Company from the offering were approximately $281.1 million.

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

Pursuant to Emerging Issues Task Force (“EITF”) 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion” (“EITF 90-19”), EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock” (“EITF 00-19”), and EITF 01-6, “The Meaning of Indexed to a Company's Own Stock” (“EITF 01-6”), the Convertible Notes are accounted for as convertible debt in the accompanying Condensed Consolidated Balance Sheet and the embedded conversion option in the Notes has not been accounted for as a separate derivative. For a discussion of the effects of the Convertible Notes and the convertible note hedge and warrants discussed below on earnings per share, see Note 12.

At December 31, 2007, the balance of the Convertible Notes was $281.7 million.

In connection with the sale of the Convertible Notes, the Company entered into hedges for the Convertible Notes (“Convertible Note Hedges”) with respect to its common stock with two entities (the “Counterparties”). Pursuant to the agreements governing these Convertible Note Hedges, the Company has purchased call options (the “Purchased Call Options”) from the Counterparties covering up to approximately 10.4 million shares of the Company's common stock. These Convertible Note Hedges are designed to offset the Company's exposure to potential dilution upon conversion of the Convertible Notes in the event that the market value per share of the Company's common stock at the time of exercise is greater than the strike price of the Purchased Call Options (which strike price corresponds to the initial conversion price of the Convertible Notes and is simultaneously subject to certain customary adjustments). On June 20, 2007, the Company paid an aggregate amount of approximately $76.3 million of the proceeds from the sale of the Convertible Notes for the Purchased Call Options, of which $26.7 million was included in the balance of deferred income tax assets and will be recognized over the term of the Convertible Notes.

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

Term Loan Facility

In connection with the acquisition of the Rocawear brand, in March 2007, the Company entered into a $212.5 million credit agreement (the “Credit Agreement” or “Term Loan Facility”) with Lehman Brothers Inc. and Lehman Commercial Paper Inc. (“LCPI”). At the time, the Company pledged to LCPI 100% of the capital stock owned by the Company in OP Holdings and Management Corporation, a Delaware corporation (“OPHM”), and Studio Holdings and Management Corporation, a Delaware corporation (“SHM”). The Company's obligations under the Credit Agreement are guaranteed by each of OPHM and SHM, as well as by two of its other subsidiaries, OP Holdings LLC, a Delaware limited liability company (“OP Holdings”), and Studio IP Holdings LLC, a Delaware limited liability company ("Studio IP Holdings").

On October 3, 2007, in connection with the acquisition of the Company Interests of Official-Pillowtex with the proceeds of the Convertible Notes, the Company pledged to LCPI 100% of the capital stock owned by the Company in Mossimo Holdings and Management Corporation, a Delaware corporation (“MHM”), and Pillowtex Holdings and Management Corporation, a Delaware corporation (“PHM”). As a result, the Company's obligations under the Credit Agreement are guaranteed by each of OPHM, SHM, MHM, and PHM as well as by four of its other subsidiaries, OP Holdings LLC, a Delaware limited liability company (“OP Holdings”), Studio IP Holdings LLC, a Delaware limited liability company (“Studio IP Holdings”), Mossimo Holdings LLC (“Mossimo Holdings”), a Delaware limited liability company, and Official Pillowtex LLC, a Delaware limited liability company.

On December 17, 2007, in connection with the acquisition of the Starter brand, the Company borrowed $63.2 million pursuant to the Term Loan Facility (“Additional Borrowing”). The net proceeds received by the Company from the Additional Borrowing were $60 million. At the time of such Additional Borrowing, there was already outstanding under the Term Loan Facility a term loan in the principal amount equal to $211.4 million.

The guarantees are secured by a pledge to LCPI of, among other things, the Ocean Pacific, Danskin, Rocawear, Mossimo, Cannon, Royal Velvet, Fieldcrest, Charisma, and Starter trademarks and related intellectual property assets, license agreements and proceeds therefrom. Amounts outstanding under the term loan facility bear interest, at the Company’s option, at the Eurodollar rate or the prime rate, plus an applicable margin of 2.25% or 1.25%, as the case may be, per annum, with minimum principal payable in equal quarterly installments in annual aggregate amounts equal to 1.00% of the aggregate principal amount of the loans outstanding, in addition to an annual payment equal to 50% of the excess cash flow from the Term Loan Facility group, with any remaining unpaid principal balance to be due on April 30, 2013. The Term Loan Facility can be prepaid, without penalty, at any time. The interest rate as of December 31, 2007 was 7.08%. At December 31, 2007, the balance of the Term Loan Facility was $270.8 million. The $272.5 million in proceeds from the Term Loan Facility were used by the Company as follows: $204.0 million was used to pay the cash portion of the initial consideration for the acquisition of the Rocawear brand; $2.1 million was used to pay the costs associated with the Rocawear acquisition; $60 million was used to pay the consideration for the acquisition of the Starter brand; and $3.9 million was used to pay costs associated with the Term Loan Facility. The costs of $3.9 million relating to the Term Loan Facility have been deferred and are being amortized over the life of the loan, using the effective interest method.

On July 26, 2007, the Company purchased a hedge instrument to mitigate the cash flow risk of rising interest rates on the Term Loan Facility. This hedge instrument caps the Company’s exposure to rising interest rates at 6.00% for LIBOR for 50% of the forecasted outstanding balance of the Term Loan Facility (“Interest Rate Cap”). Based on management’s assessment, the Interest Rate Cap qualifies for hedge accounting under Statement of Financial Accounting Standards 133 “Accounting for Derivative Instruments and Hedging Transactions”. On a quarterly basis, the value of the hedge is adjusted to reflect its current fair value, with any adjustment flowing through other comprehensive income. At December 31, 2007, the fair value of the interest rate cap was $55,000, resulting in an other comprehensive loss of $273,000, which is reflected in the Consolidated Balance Sheet and Statement of Stockholders’ Equity, respectively.

 Asset-Backed Notes

The financing for certain of the Company's acquisitions has been accomplished through private placements by its subsidiary, IP Holdings LLC ("IP Holdings") of Asset-Backed Notes secured by intellectual property assets (trade names, trademarks, license agreements and payments and proceeds with respect thereto relating to the Candie’s, Bongo, Joe Boxer, Rampage, Mudd and London Fog brands) of IP Holdings. At December 31, 2007, the balance of the Asset-Backed Notes was $137.5 million.

Cash on hand in the bank account of IP Holdings is restricted at any point in time up to the amount of the next debt principal and interest payment required under the Asset-Backed Notes. Accordingly, $5.2 million and $4.3 million as of December 31, 2007 and December 31, 2006, respectively, have been disclosed as restricted cash within the Company's current assets. Further, in connection with IP Holdings' issuance of Asset-Backed Notes, a reserve account has been established and the funds on deposit in such account will be applied to the last principal payment with respect to the Asset-Backed Notes. Accordingly, $15.2 million and $11.7 million as of December 31, 2007 and December 31, 2006, respectively, have been disclosed as restricted cash within other assets on the Company's balance sheets.

Interest rates and terms on the outstanding principal amount of the Asset-Backed Notes as of December 31, 2007 are as follows: $48.2 million principal amount bears interest at a fixed interest rate of 8.45% with a six year term, $21.3 million principal amount bears interest at a fixed rate of 8.12% with a six year term, and $68.0 million principal amount bears interest at a fixed rate of 8.99% with a six and a half year term.

Neither the Company nor any of its subsidiaries (other than IP Holdings) is obligated to make any payment with respect to the Asset-Backed Notes, and the assets of the Company and its subsidiaries (other than IP Holdings) are not available to IP Holdings' creditors. The assets of IP Holdings are not available to the creditors of the Company or its subsidiaries (other than IP Holdings).

The Sweet Note

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

In November 2007, the Company received a signed judgment related to the Sweet/Guez litigation. See Note 13.

The judgment also stated that the Sweet Note (originally $11 million when issued by the Company upon the acquisition of Unzipped from Sweet in 2002) should total approximately $12.2 million as of December 31, 2007. The recorded balance of this Sweet Note, prior to any adjustments related to the judgment was approximately $3.2 million. The Company increased the Sweet Note by approximately $6.2 and recorded the expense as a special charge. The Company further increased the Note by approximately $2.8 million to record the related interest and included the charge in interest expense. The Sweet Note as of December 31, 2007 is approximately $12.2 million and included in Current portion of Long Term Liabilities.

In addition, the Company was awarded a judgment of approximately $12.2 million for claims made by it against Hubert Guez and Apparel Distribution Services, Inc. As a result, the Company recorded a receivable of approximately $12.2 million and recorded the benefit in special charges. This receivable is included in other assets - non-current.

The Kmart Note

In connection with the acquisition of Joe Boxer in July 2005, the Company assumed a promissory note, dated August 13, 2001, in the principal amount of $10.8 million that originated with the execution of the Kmart license by the former owners of Joe Boxer. The note provides for interest at 5.12% and is payable in three equal annual installments, on a self-liquidating basis, on the last day of each year commencing on December 31, 2005 and continuing through December 31, 2007. Payments due under the note may be off-set against any royalties owed under the Kmart license. As of December 31, 2007 the remaining principle due to Kmart under the note was entirely off-set against royalties collectible under the Kmart license.

Debt Maturities

(In 000's)

The Company's debt maturities are the following:

(000’s omitted)	Total	2008	2009	2010	2011	2012	thereafter
Convertible Notes	$281,714	$-	$-	$-	$-	$281,714	$-
Term Loan Facility	270,751	19,972	2,746	2,746	2,746	2,746	239,795
Asset-Backed Notes	137,505	20,408	22,231	24,216	26,380	33,468	10,802
Sweet Note (Note 13)	12,186	12,186	-	-	-	-	-
Total Debt	$702,156	$52,566	$24,977	$26,962	$29,126	$317,928	$250,597

9. Unzipped Apparel, LLC (“Unzipped”)

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

Acquisition

On April 23, 2002, the Company acquired the remaining 50% interest in Unzipped from Sweet for a purchase price of three million shares of the Company's common stock and $11 million in debt evidenced by the Sweet Note. See Note 13. In connection with the acquisition of Unzipped, the Company filed a registration statement with the Securities and Exchange Commission ("SEC") for the three million shares of the Company's common stock issued to Sweet, which was declared effective by the SEC on July 29, 2003.

Related Party Transactions

Prior to August 5, 2004, Unzipped was managed by Sweet pursuant to a management agreement (the “Management Agreement”). Unzipped also had a supply agreement with Azteca Productions International, Inc. ("Azteca") and a distribution agreement with Apparel Distribution Services, LLC ("ADS"). All of these entities are owned or controlled by Hubert Guez.

On August 5, 2004, Unzipped terminated the Management Agreement with Sweet, the supply agreement with Azteca and the distribution agreement with ADS and commenced a lawsuit against Sweet, Azteca, ADS and Hubert Guez. See Note 13.

There were no transactions with these related parties during fiscal 2007, fiscal 2006, and fiscal 2005.

In November 2007, a judgment was entered in the Unzipped litigation, pursuant to which the $3.1 million in accounts payable to ADS/Azteca (previously shown as “accounts payable - subject to litigation”) was eliminated and recorded in the income statement as a benefit in special charges.

As a result of the judgment, the balance of the $11 million principal amount Sweet Note, originally issued by the Company upon the acquisition of Unzipped from Sweet in 2002, including interest, was changed from approximately $3.2 million to approximately $12.2 million as of December 31, 2007. Of this increase, approximately $6.2 was attributed to the principal of the Sweet Note and the expense was recorded as expense as a special charge. The remaining $2.8 million of the increase was attributed to related interest on the Sweet Note and recorded as interest expense. The full $12.2 million current balance of the Sweet Note, including interest, as of December 31, 2007 is included in the current portion of Long Term Liabilities.

In addition, the Company was awarded a judgment of approximately $12.2 million for claims made by it against Hubert Guez and Apparel Distribution Services, Inc. As a result, the Company recorded a receivable of approximately $12.2 million and recorded the benefit in special charges. This receivable is included in Other Assets - non-current.

Special charges in 2007 also include legal expenses relating to this litigation of approximately $3.4 million.

10.  Special Charges

Special charges consist of legal expenses, net of write-offs, related to the Unzipped litigation. For fiscal 2007, the Company recorded a benefit to special charges of $6.0 million, compared to Fiscal 2006 and Fiscal 2005 where the Company recorded expenses of $2.5 million and $1.5 million, respectively. See Note 9 for explanation of the write-offs and legal expenses related to the Unzipped litigation.

11.  Stockholders' Equity

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

The fair value for these options and warrants (as described below) was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year ended December 31,
	2007	2006	2005
Expected Volatility	.40	.30 - .50	.30 - .55
Expected Dividend Yield	0%	0%	0%
Expected Life (Term)	5 - 7 years	3 - 5 years	3 - 5 years
Risk-Free Interest Rate	4.75%	3.00 - 4.75%	3.00 - 4.75%

The weighted-average fair value of options granted (at their grant date) during fiscal 2006 and fiscal 2005 was $11.87 and $7.36 per share, respectively. There were no options granted during fiscal 2007.

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

In 1997, the Company's stockholders approved the Company's 1997 Stock Option Plan (the “1997 Plan”). The 1997 Plan authorizes the granting of common stock options to purchase up to 3,500,000 shares of Company common stock. All employees, directors, independent agents, consultants and attorneys of the Company, including those of the Company's subsidiaries, are eligible to be granted NQSO's under the 1997 Plan. ISO's may be granted only to employees of the Company or any subsidiary of the Company. The 1997 Plan terminated in 2007.

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

In 2006, the Company's stockholders approved the Company's 2006 Equity Incentive Plan (the "2006 Plan"). The 2006 Plan authorizes the granting of common stock options to purchase up to 2,000,000 shares of Company common stock, of which no more than 500,000 shares may be granted as ISO’s. All employees, directors, independent agents, consultants and attorneys of the Company, including those of the Company's subsidiaries, are eligible to be granted NQSO's and other stock-based awards under the 2006 Plan, and employees are also eligible to be granted ISO’s under the 2006 Plan. No new awards may be granted under the Plan after July 2016.

The options that were granted under the Plans expire between five and ten years from the date of grant.

Summaries of the Company's stock options, warrants and performance related options activity, and related information for fiscal 2007, fiscal 2006, and fiscal 2005 follows:

Options	Weighted-Average
	Options	Exercise Price

Outstanding January 1, 2005	5,467,626	$2.52
Granted	2,905,501	7.10
Canceled	(142,500)	2.63
Exercised	(708,877)	2.14
Expired	(15,125)	0.74
Outstanding December 31, 2005	7,506,625	$4.31
Granted	43,000	16.99
Canceled	(17,750)	2.28
Exercised	(1,762,243)	4.55
Expired	-	-
Outstanding December 31, 2006	5,769,632	$4.35
Granted	-	-
Canceled	(12,000)	16.80
Exercised	(651,089)	5.02
Expired	-	-
Outstanding December 31, 2007	5,106,543	$4.23
Exercisable at December 31, 2007	5,021,875	$4.18

The weighted average contractual term (in years) of options outstanding as of December 31, 2007, 2006, and 2005, were 5.57, 6.00, and 7.03 respectively. The weighted average contractual term (in years) of options exercisable as of December 31, 2007, 2006, and 2005, were 5.54, 5.97, and 7.02 respectively.

The total fair value of options vested during fiscal 2007, fiscal 2006, and fiscal 2005, were $0.1 million, $0.02 million, and $6.84 million, respectively.

Cash received from option exercise under all share-based payment arrangements for fiscal 2007, fiscal 2006, and fiscal 2005, was $3.2 million, $4.0 million, and $1.6 million respectively. A tax benefit of approximately $1.2 million and $2.4 million for fiscal 2007 and fiscal 2006, respectively, were share-based payment arrangements. The total amount of tax benefits to be realized for the tax deductions from option exercise of the share-based payment arrangements for the year ended December 31, 2008 is expected to be approximately $6.5 million.

The aggregate intrinsic value is calculated as the difference between the market price of our common stock as of December 31, 2007 and the exercise price of the underlying options. At December 31, 2007, 2006, and 2005, the aggregate intrinsic value of options exercised was $9.5 million, $40.9 million, and $5.7 million, respectively. At December 31, 2007, 2006, and 2005, the aggregate intrinsic value of options exercisable was $77.4 million, $84.9 million, and $43.7 million, respectively. In addition, the aggregate intrinsic value of options outstanding was $78.8 million, $86.8 million, and $44.1 million at December 31, 2007, 2006, and 2005, respectively.

Warrants

	Weighted-Average
	Warrants	Exercise Price

Outstanding January 1, 2005	-	$-
Granted	1,275,000	6.56
Canceled	-	-
Exercised	-	-
Expired	-	-
Outstanding December 31, 2005	1,275,000	$6.56
Granted	654,110	11.53
Canceled	-	-
Exercised	(1,129,935)	6.29
Expired	-	-
Outstanding December 31, 2006	799,175	$11.02
Granted	436,668	21.38
Canceled	-	-
Exercised	(968,943)	11.34
Expired	-	-
Outstanding December 31, 2007	266,900	$16.76
Exercisable at December 31, 2007	266,900	$16.76

All warrants issued in connection with acquisitions are recorded at fair market value using the Black Scholes model and are recorded as part of purchase accounting. See Notes 2, 3, 4, and 6. Certain warrants are exercised using the cashless method.

The Company values other warrants issued to non-employees at the commitment date at the fair market value of the instruments issued, a measure which is more readily available than the fair market value of services rendered, using the Black Scholes model. The fair market value of the instruments issued is expensed over the vesting period.

The weighted average contractual term (in years) of warrants outstanding as of December 31, 2007, 2006 and 2005 were 7.39, 8.87 and 9.03, respectively. The weighted average contractual term (in years) of warrants exercisable as of December 31, 2007, 2006 and 2005 were 7.39, 8.83 and 9.17, respectively.

The fair value of warrants vested during fiscal 2007, Fiscal 2006, and Fiscal 2005 were $5.9 million, $8.3 million and $2.4 million, respectively.

Cash received from warrants exercised under all share-based payment arrangements for fiscal 2007 and fiscal 2006 was $0.4 million and $5.1 million, respectively.

Performance Related Options

Weighted-Average
	Performance Related Options	Exercise Price

Outstanding January 1, 2005	-	$-
Granted	1,200,000	8.81
Canceled	-	-
Exercised	-	-
Expired	-	-
Outstanding December 31, 2005	1,200,000	$8.81
Granted	-	-
Canceled	(1,200,000)	8.81
Exercised	-	-
Expired	-	-
Outstanding December 31, 2006	-	$-
Granted	-	-
Canceled	-	-
Exercised	-	-
Expired	-	-
Outstanding December 31, 2007	-	$-

There were no performance related options outstanding for employees as of December 31, 2007 and 2006. The weighted average contractual term (in years) of performance related options outstanding at December 31, 2005, was 9.56. No performance related options were exercisable as of December 31, 2007, 2006, and 2005.

At December 31, 2007, 2006, and 2005, the aggregate intrinsic value of performance related options outstanding was $0, $0 and $1.7 million, respectively. In addition, the aggregate intrinsic value of performance related options exercisable was $0 as of December 31, 2007, 2006, and 2005.

At December 31, 2007, December 31, 2006, and December 31, 2005, exercisable stock options totaled 5,021,875, 5,646,964, and 7,439,957, and had weighted average exercise prices of $4.18, $4.27, and $4,31 per share, respectively.

At December 31, 2007, 1,772,888, 1,394,108, 682,250, and 484,221 common shares were reserved for issuance on exercise of stock options under the 2006, 2002, 2001, and 2000 Stock Option Plan, respectively.

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

        The following tables summarize information about unvested restricted stock transactions (shares in thousands):

	2007		2006
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Nonvested, January 1	95,655	$17.46	-	$-
Granted	107,182	20.68	95,655	17.46
Vested	(53,308)	18.58	-	-
Forfeited	(5,402)	18.51	-	-
Non-vested, December 31	144,127	19.41	95,655	17.46

The Company has awarded restricted shares of common stock to certain employees. The awards have restriction periods tied to employment and vest over a period of 2-3 years. The cost of the restricted stock awards, which is the fair market value on the date of grant net of estimated forfeitures, is expensed ratably over the vesting period. During fiscal 2007 and fiscal 2006, the Company awarded 107,182 and 95,655 restricted shares, respectively, with a vesting period of 2-3 years and a fair market value of approximately $2.2 million and $1.7 million. As of December 31, 2007, 53,308 restricted stock grants had vested.

Unearned compensation expense related to restricted stock grants for fiscal 2007 and fiscal 2006 was approximately $1.7 million and $0.3 million, respectively. An additional amount of $1.9 million is expected to be expensed evenly over a period of approximately 2-3 years.

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

Stock Repurchase Program

On September 15, 1998, the Company's Board of Directors authorized the repurchase of up to two million shares of the Company's Common Stock, which was replaced with a new agreement on December 21, 2000, authorizing the repurchase of up to three million shares of the Company's Common Stock. In fiscal 2007 and fiscal 2006, no shares were repurchased in the open market.

12.  Earnings Per Share

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

As of December 31, 2007, of the total potentially dilutive shares related to stock options and warrants, 0.1 million were anti-dilutive, compared to none as of December 31, 2006, and 7.3 million as of December 31, 2005.

Warrants issued in connection with the Company’s convertible note financing were anti-dilutive and therefore not included in this calculation. Portions of the convertible note that would be subject to conversion to common stock were anti-dilutive as of the year ended December 31, 2007 and therefore not included in this calculation.

A reconciliation of shares used in calculating basic and diluted earnings per share follows:

	For the Year Ended
(000's omitted)	December 31,
	2007	2006	2005
Basic	56,694	39,937	31,284
Effect of exercise of stock options	4,323	5,241	3,489
Effect of exercise of warrants	115	-	-
Effect of contingent common stock issuance	144	-	-
Effect of assumed vesting of restricted stock	150	96	-
	61,426	45,274	34,773

13.  Commitments and Contingencies

Sweet Sportswear/Unzipped litigation

 On August 5, 2004, the Company, along with its subsidiaries, Unzipped, Michael Caruso & Co., referred to as Caruso, and IP Holdings, collectively referred to as the plaintiffs, commenced a lawsuit in the Superior Court of California, Los Angeles County, against Unzipped's former manager, former supplier and former distributor, Sweet, Azteca and ADS, respectively, and a principal of these entities and former member of the Company's board of directors, Hubert Guez, collectively referred to as the Guez defendants. The Company pursued numerous causes of action against the Guez defendants, including breach of contract, breach of fiduciary duty, trademark infringement and others and sought damages in excess of $20 million. On March 10, 2005, Sweet, Azteca and ADS, collectively referred to as cross-complainants, filed a cross-complaint against the Company claiming damages resulting from a variety of alleged contractual breaches, among other things.

In January 2007, a jury trial was commenced, and on April 10, 2007, the jury returned a verdict of approximately $45 million in favor of the Company and its subsidiaries, finding in favor of the Company and its subsidiaries on every claim that they pursued, and against the Guez defendants on every counterclaim asserted. Additionally, the jury found that all of the Guez defendants acted with malice, fraud or oppression with regard to each of the tort claims asserted by the Company and its subsidiaries, and on April 16, 2007, awarded plaintiffs $5 million in punitive damages against Mr. Guez personally. The Guez defendants filed post-trial motions seeking, among other things, a new trial. Through a set of preliminary rulings dated September 27, 2007, the Court granted in part, and denied in part, the Guez defendants’ post trial motions, and denied plaintiffs’ request that the Court enhance the damages awarded against the Guez defendants arising from their infringement of plaintiffs’ trademarks. Through these rulings, the Court, among other things, reduced the amount of punitive damages assessed against Mr. Guez to $4 million, and reduced the total damages awarded against the Guez defendants by approximately 50%.

The Court adopted these preliminary rulings as final on November 16, 2007. On the same day, the Court entered judgment against Mr. Guez in the amount of $10,964,730 and ADS in the amount of $1,272,420, and against each of the Guez defendants with regard to each and every claim that they pursued in the litigation including, without limitation, ADS’s and Azteca’s unsuccessful efforts to recover against Unzipped any account balances claimed to be owed, totaling approximately $3.5 million including interest (collectively, the “Judgments”). In entering the Judgments, the Court upheld the jury’s verdict in favor of the Company relating to its writedown of the senior subordinated note due 2012, issued by the Company to Sweet in connection with the Company’s acquisition of Unzipped for Unzipped Fiscal Year 2004. The monetary portion of the Judgments accrues interest at a rate of 10% per annum from the date of the Judgments’ entry. Also on November 16, 2007, the Court issued a Memorandum Order wherein it upheld an aggregate of approximately $7,000,000 of the jury’s verdicts against Sweet and Azteca, but declined to enter judgment against these entities since it had ordered a new trial with regard to certain other damage awards entered against these entities by the jury. On March 7, 2008, the Court is scheduled to hear the attorneys’ fees and costs petitions filed by the Company and its subsidiaries.

On November 21, 2007, the Guez defendants filed a notice of appeal. They also filed a $49,090,491 undertaking with the Court, consisting primarily of a $43,380,491 personal surety given jointly by Gerard Guez and Jacqueline Rose Guez, bonding the monetary portions of the Judgments. By Order dated December 17, the Court determined that the undertaking was adequate absent changed circumstances. This determination serves to prevent the Company and its subsidiaries from pursuing collection of the monetary portions of the Judgments during the pendency of the appeal. The Company and its subsidiaries filed a notice of appeal on November 26, 2007, appealing, among other things, those parts of the jury’s verdicts vacated by the Court in connection with the Guez defendants’ post-trial motions. The Company and its subsidiaries intend to vigorously pursue their appeal, and vigorously defend against the Guez parties’ appeal.

Bader/Unzipped litigation

On November 5, 2004, Unzipped commenced a lawsuit in the Supreme Court of New York, New York County, against Unzipped's former president of sales, Gary Bader, alleging that Mr. Bader breached certain fiduciary duties owed to Unzipped as its president of sales, unfairly competed with Unzipped and tortiously interfered with Unzipped's contractual relationships with its employees. On October 5, 2005, Unzipped amended its complaint to assert identical claims against Bader's company, Sportswear Mercenaries, Ltd. On October 14, 2005, Bader and Sportswear Mercenaries filed an answer containing counterclaims to Unzipped's amended complaint, and a third-party complaint, which was dismissed in its entirety on June 9, 2006, except with respect to a single claim that it owes Bader and Sportswear Mercenaries $72,000. Trial in this action is set to commence on April 28, 2008. The parties to this lawsuit have recently reached a settlement for which counsel is preparing a settlement agreement.

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

Bongo Apparel, Inc. litigation

On or about June 12, 2006, Bongo Apparel, Inc. (“BAI”), filed suit in the Supreme Court of the State of New York, County of New York, against the Company and IP Holdings alleging certain breaches of contract and other claims and seeks, among other things, damages of at least $25 million. The Company and IP Holdings believe that, in addition to other defenses and counterclaims that they intend to assert, the claims in the lawsuit are the subject of a release and settlement agreement that was entered into by the parties in August 2005, and based upon this belief, moved to dismiss most of BAI’s claims. In response to the motion to dismiss, BAI made a cross-motion for partial summary judgment on some of its claims. On April 25, 2007, the Court entered an order refusing to consider, and declining to accept BAI's summary judgment motion. On January 2, 2008, the Supreme Court granted the Company’s and IP Holdings’ motion to dismiss BAI’s lawsuit virtually in its entirety, holding that all but one claim against the Company and five claims against IP Holdings were barred by the parties’ August 2005 release and settlement agreement or otherwise failed to state a claim. As to the sole remaining claim against the Company, BAI has indicated that it will be withdrawn against both the Company and IP Holdings. If the claim is not withdrawn promptly, the Company and IP Holdings intend to move for its dismissal. BAI has appealed the Supreme Court’s January 2, 2008 rulings, and the Company and IP Holdings intend to vigorously defend against this appeal.

Additionally, on or about October 6, 2006, the Company and IP Holdings filed suit in the U.S. District Court for the Southern District of New York against BAI and its guarantor, TKO Apparel, Inc. (“TKO”). In that complaint, the Company and IP Holdings assert various contract, tort and trademark claims that arose as a result of the failures of BAI with regard to the Bongo men's jeanswear business and its wrongful conduct with regard to the Bongo women's jeanswear business. The Company and IP Holdings are seeking monetary damages in an amount in excess of $10 million and a permanent injunction with respect to the use of the Bongo trademark. On January 4, 2007, the District Court denied the motion of BAI and TKO to dismiss the federal court action, and instead stayed the proceeding. On January 14, 2008, the Company and IP Holdings requested that the District Court lift the stay. The Court scheduled a hearing on the matter on February 29, 2008, which the Company plans to attend and will await a ruling from the Court thereafter.

Normal Course litigation

From time to time, the Company is also made a party to litigation incurred in the normal course of business. While any litigation has an element of uncertainty, the Company believes that the final outcome of any of these routine matters will not have a material effect on the Company’s financial position or future liquidity.

14. Related Party Transactions

On May 1, 2003, the Company granted Kenneth Cole Productions, Inc. the exclusive worldwide license to design, manufacture, sell, distribute and market footwear under its Bongo brand. The chief executive officer and chairman of Kenneth Cole Productions is Kenneth Cole, who is the brother of Neil Cole, the Company's Chief Executive Officer and President. During fiscal 2007, Fiscal 2006 and Fiscal 2005, the Company received $0.7 million, $1.3 million and $1.4 million, respectively, in royalties from Kenneth Cole Productions.

The Candie's Foundation, a charitable foundation founded by Neil Cole for the purpose of raising national awareness about the consequences of teenage pregnancy, owed the Company $0.4 million at December 31, 2007. The Candie's Foundation will pay-off the entire borrowing from the Company during 2008, although additional advance will be made as and when necessary. Mr. Cole's wife, Elizabeth Cole, was employed by the Candie's Foundation at an annualized salary of $0.1 million until May 2005. She continues to perform services for the foundation but without compensation.

15. Operating Leases

Future net minimum lease payments under non-cancelable operating lease agreements as of December 31, 2007 are approximately as follows:

(000’s omitted)
Year ending December 31, 2008	$1,583
Year ending December 31, 2009	2,292
Year ending December 31, 2010	2,234
Year ending December 31, 2011	2,171
Year ending December 31, 2012	1,633
Thereafter	21,081
Totals	$30,994

The leases require the Company to pay additional taxes on the properties, certain operating costs and contingent rents based on sales in excess of stated amounts.

Rent expense was approximately $1.0 million, $0.7 million, and $0.5 million for Fiscal 2007, fiscal 2006, and Fiscal 2005, respectively. Contingent rent amounts have been immaterial for all periods.

16. Benefit and Incentive Compensation Plans and Other

The Company sponsors a 401(k) Savings Plan (the “Savings Plan”) which covers all eligible full-time employees. Participants may elect to make pretax contributions subject to applicable limits. At its discretion, the Company may contribute additional amounts to the Savings Plan. The Company had no contributions for fiscal 2007, fiscal 2006, and fiscal 2005.

17. Income Taxes

At December 31, 2007 the Company had available federal net operating loss carryforwards (“NOL’s”) of approximately $18.8 million which were derived from stock options exercises, for income tax purposes, which expire in the years 2009 through 2025. As of December 31, 2007, the Company had available state and local NOL’s ranging from approximately $76 million to $116 million (inclusive of $18.8 million from exercises of stock options).

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, management reviews both positive and negative evidence pursuant to the requirements of SFAS 109, including current and historical results of operations, future income projections and the overall prospects of the Company's business. Based upon management's assessment of all available evidence, including the Company's completed transition into a licensing business, estimates of future profitability based on projected royalty revenues from its licensees, and the overall prospects of the Company's business, management is of the opinion that the Company will be able to utilize the deferred tax assets in the foreseeable future, and as such do not anticipate requiring a further valuation allowance. In fiscal 2007, the Company has provided an additional valuation allowance of approximately $3 million to offset state and local tax NOL’s which the Company believes are unlikely to be utilized in the foreseeable future.

The income tax provision (benefit) for federal, and state and local income taxes in the consolidated income statements consists of the following:

(000's omitted)	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Current:
Federal	$5,890	$140	$97
State and local	830	-	-
Total current	6,720	140	97

Deferred:
Federal	27,616	7,195	(4,274)
State and local	(1,814)	-	(858)
Total deferred	25,802	7,195	(5,132)

Total provision (benefit)	$32,522	$7,335	$(5,035)

The Company's effective income tax rate differs from the federal statutory rate primarily as a result of a decrease in the tax rate on certain deferred tax liabilities.

The significant components of net deferred tax assets of the Company consist of the following:

	December 31,
(000's omitted)	2007	2006
Net operating loss carryforwards	$16,866	$26,596
Receivable reserves	1,654	725
Depreciation	-	340
Federal Alternative Minimum Tax Credits	958	-
Hedging transaction	23,705	-
Intangibles	1,396	1,189
Contribution carryover	378	307
Accrued compensation and other	268	1,107
Total deferred tax assets	45,225	30,264
Valuation allowance	(16,625)	(13,662)
Net deferred tax assets	28,600	16,602

Trademarks, goodwill and other intangibles	(24,310)	(10,078)
Depreciation	(108)	-
Difference in cost basis of acquired intangibles	(49,000)	(49,000)
Deferred tax asset - acquisition related	-	4,832
Total deferred tax liabilities	(73,418)	(54,246)
Total net deferred tax assets (liabilities)	$(44,818)	$(37,644)

Current portion of net deferred tax assets	$7,442	$3,440
Non current portion of net deferred assets (liabilities)	$(52,260)	$(41,084)

The following is a rate reconciliation between the amount of income tax provision (benefit) at the Federal rate of 35% and provision for (benefit from) taxes on operating profit (loss):

	Year ended December, 31
(000's omitted)	2007	2006	2005
Income tax provision computed at the federal rate of 35%	$33,697	$13,544	$3,709
Increase (reduction) in income taxes resulting from:
State and local income taxes (benefit), net of federal income tax	(640)	-	(944)
Change in valuation allowance	-	(6,200)	(7,800)
Other, net	(535)	(9)	-
Total	$32,522	$7,335	$(5,035)

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense, which were zero for fiscal 2007, fiscal 2006, and fiscal 2005.

The Company is subject to taxation in the U.S. and various state and local jurisdictions. The Company remains subject to examination by U.S. federal and state tax authorities for tax years 2003 through 2007.

18.   Segment and Geographic Data

The Company has one reportable segment, licensing and commission revenue generated from its brands. The geographic regions consist of the United States and Other (which principally represents Canada, Japan and Europe). Long lived assets are substantially all located in the United States. Revenues attributed to each region are based on the location in which licensees are located.

The net revenues by type of license and information by geographic region are as follows:

	For the Year Ended
(000's omitted)	December 31,
	2007	2006	2005
Net sales by category:
Direct-to-retail license	$53,952	$34,349	$12,821
Wholesale license	103,639	43,925	15,169
Other (commissions)	2,413	2,420	2,166
	$160,004	$80,694	$30,156

Net sales by geographic region:
United States	$150,376	$77,564	$29,510
Other	9,628	3,130	646
	$160,004	$80,694	$30,156

19. Unaudited Consolidated Interim Financial Information

Unaudited interim consolidated financial information for fiscal 2007 and fiscal 2006 is summarized as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands except per share data)
Fiscal 2007
Licensing and commission revenue	$30,841	$39,071	$42,681	$47,411
Operating income	22,359	29,729	29,320	40,381
Net income	12,747	14,789	16,993	19,226

Basic earnings per share	0.23	0.26	0.30	0.33
Diluted earnings per share	0.21	0.24	0.28	0.31

Fiscal 2006
Licensing and commission revenue	$13,269	$18,409	$22,113	$26,903
Operating income	8,046	10,880	15,409	19,486
Net income	7,357	8,345	7,946	8,853

Basic earnings per share	0.21	0.22	0.20	0.19
Diluted earnings per share	0.18	0.19	0.18	0.17

20.  Subsequent Events

On January 28, 2008, the Company entered into a new, five-year (subject to a one-year extension) employment agreement, effective as of January 1, 2008, with Neil Cole, chairman of the board, president and chief executive officer, which replaces his prior employment agreement that expired on December 31, 2007. The new employment agreement also supersedes and terminates the prior non-competition and non-solicitation agreement between the Company and Mr. Cole, which, among other things, provided for him to receive 5% of the sale price upon a sale of the company under certain circumstances.

Under the new employment agreement, Mr. Cole is entitled to an annual base salary of $1,000,000 and a signing bonus of $500,000, which is repayable in full or on a pro rata basis under certain circumstances. In addition, subject to stockholder approval of an incentive bonus plan at the Company’s next annual meeting of stockholders, Mr. Cole will be eligible to receive an annual cash bonus, not to exceed 150% of his base salary, based on the Company’s achievement of certain annual performance-based goals.

Pursuant to the terms of the new employment agreement, on February 19, 2008, Mr. Cole also was granted time-vested restricted common stock units with a fair market value on that date of $24.0 million (1,181,684 units) and 571,150 performance-based restricted common stock units with a fair market value (as defined in the new employment agreement) on that date of approximately $11.6 million. The restricted stock units will vest in five substantially equal annual installments commencing on December 31, 2008, subject to Mr. Cole’s continuous employment with the Company on the applicable vesting date, and the performance stock units will be subject to vesting based on the Company’s achievement of certain designated performance goals. Both grants are subject to forfeiture upon the termination of Mr. Cole's employment under certain circumstances. In addition, Mr. Cole's ability to sell or otherwise transfer the common stock underlying the restricted stock units and the performance stock units while he is employed by us is subject to certain restrictions. The grant of 216,639 additional performance stock units and the common stock issuable thereunder is subject to stockholder approval of either an increase in the number of shares of common stock available for issuance under our 2006 Equity Incentive Plan or another incentive plan that would cover such grants. Mr. Cole will also be entitled to various benefits, including benefits available to our other senior executives of the Company and certain automobile, air travel and life insurance benefits.

In addition to his salary and benefits, Mr. Cole is eligible to receive an annual cash bonus for each completed calendar year provided the Company establishes (subject to shareholder approval) an incentive bonus plan intended to satisfy the requirements of Section 162(m) of the internal revenue code of 1986, as amended, including as a performance goal thereunder the targets specified in the employment agreement. The bonus shall be a percentage of the base salary determined based on the level of the Company’s consolidated earnings before interest, taxes, depreciation and amortization of fixed assets and intangible assets achieved for such year against a target level established for such year by the compensation committee of the board, in its sole discretion, but with prior consultation with Mr. Cole. Mr. Cole’s annual bonus, if earned, will be paid in a lump sum cash payment in the calendar year following the calendar year for which it is earned.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Iconix Brand Group, Inc.
New York, New York

The audits referred to in our report dated February 28, 2008, relating to the consolidated financial statements of Iconix Brand Group, Inc. and Subsidiaries, which is contained in Item 8 of this Form 10-K also included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based upon our audits.

In our opinion the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

February 28, 2008
New York, New York

S-1

Schedule II - Valuation and Qualifying Accounts
Iconix Brand Group, Inc. and Subsidiaries
(In thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period

Reserves and allowances deducted from asset accounts:

Accounts Receivables (a):

Year ended December 31, 2007	$1,633	$2,280	$(394)	$3,519
Year ended December 31, 2006	$260	$1,373	$-	$1,633
Year ended December 31, 2005	$-	$260	$-	$260

Due from Factor reserves (a):

Year ended December 31, 2007	$-	$-	$-	$-
Year ended December 31, 2006	$-	$-	$-	$-
Year ended December 31, 2005	$1,856	$360	$2,216	$-

Inventory reserves:

Year ended December 31, 2007	$-	$-	$-	$-
Year ended December 31, 2006	$-	$-	$-	$-
Year ended December 31, 2005	$2,252	$154	$2,406	$-

(a) These amounts include reserves for chargebacks, markdowns, co-op advertising allowances, and bad debts.

S-2