Form 10-Q
period 2008-03-31
ICONIX BRAND GROUP, INC.
filed 2008-05-08
CIK 857737

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No. ☒

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.001 Par Value - 57,651,888 shares as of May 5, 2008.

INDEX

FORM 10-Q

Iconix Brand Group, Inc. and Subsidiaries

Part I.  Financial Information
Item 1. Financial Statements

Iconix Brand Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except par value)

	March 31, 2008	December 31, 2007
	(Unaudited)
Assets
Current Assets:
Cash (including restricted cash of $3,839 in 2008 and $5,205 in 2007)	$56,336	$53,272
Accounts receivable, net of reserve of $3,519 in 2008 and 2007	36,636	29,757
Deferred income tax assets	7,442	7,442
Prepaid advertising and other	6,114	5,397
Total Current Assets	106,528	95,868
Property and equipment:
Furniture, fixtures and equipment	3,341	2,903
Less: Accumulated depreciation	(1,681)	(1,610)
	1,660	1,293
Other Assets:
Restricted cash	15,865	15,186
Marketable securities	10,660	10,920
Goodwill	128,898	128,898
Trademarks and other intangibles, net	1,036,390	1,038,201
Deferred financing costs, net	7,836	8,270
Non-current deferred income tax assets	12,867	21,158
Other	15,930	16,336
	1,228,446	1,238,969
Total Assets	$1,336,634	$1,336,130

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$18,016	$15,804
Accounts payable, subject to litigation	1,878	1,878
Deferred revenue	1,885	6,162
Current portion of long-term debt	33,035	52,566
Total current liabilities	54,814	76,410

Deferred income taxes	70,836	73,418
Long-term debt, less current maturities	648,898	649,590
Long term deferred revenue	8,912	8,792
Total Liabilities	783,460	808,210

Commitments and contingencies

Stockholders' Equity
Common stock, $.001 par value - shares authorized 150,000; shares issued 57,671 and 57,330 respectively	58	58
Additional paid-in capital	477,254	469,941
Retained earnings	79,185	60,941
Accumulated other comprehensive loss	(2,656)	(2,353)
Less: Treasury stock - 212 shares at cost	(667)	(667)
Total Stockholders’ Equity	553,174	527,920
Total Liabilities and Stockholders' Equity	$1,336,634	$1,336,130

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Income Statements
(in thousands, except earnings per share data)

	Three Months Ended March 31,
	2008	2007

Licensing revenue	$55,667	$30,841

Selling, general and administrative expenses	18,711	7,719
Special charges	191	763

Operating income	36,765	22,359

Other expenses:
Interest expense	10,121	3,535
Interest income	(1,565)	(913)
Interest expense- net	8,556	2,622

Income before income taxes	28,209	19,737

Provision for income taxes	9,965	6,990

Net income	$18,244	$12,747

Earnings per share:
Basic	$0.32	$0.23

Diluted	$0.30	$0.21

Weighted average number of common shares outstanding:
Basic	57,422	56,402

Diluted	61,350	61,243

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statement of Stockholders' Equity

Three Months Ended March 31, 2008
(in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total

Balance at January 1, 2008	57,330	$58	$469,941	$60,941	$(2,353)	$(667)	$527,920
Exercise of stock options	341	-	1,206	-	-	-	1,206
Tax benefit of stock option exercises	-	-	4,001	-	-	-	4,001
Amortization expense in connection with restricted stock	-	-	2,106	-	-	-	2,106
Comprehensive income:
Net Income	-	-	-	18,244	-	-	18,244
Change in fair value of cash flow hedge	-	-	-	-	(43)	-	(43)
Change in fair value of securities	-	-	-	-	(260)	-	(260)
Total comprehensive income	-	-	-	-	-	-	17,941
Balance at March 31, 2008	57,671	$58	$477,254	$79,185	$(2,656)	$(667)	$553,174

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$18,244	$12,747
Depreciation of property and equipment	71	39
Amortization of trademarks and other intangibles	1,917	903
Amortization of deferred financing costs	440	165
Amortization of convertible note discount	323	-
Stock-based compensation expense	2,106	359
Bad debt expense	173	469
Accrued interest on long-term debt	1,344	60
Deferred income tax provision (benefit)	5,709	6,990
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(7,052)	(10,208)
Prepaid advertising and other	(1,217)	(776)
Other assets	363	570
Deferred revenue	(4,157)	3,808
Accounts payable and accrued expenses	862	(11)
Net cash provided by operating activities	19,126	15,115
Cash flows used in investing activities:
Purchases of property and equipment	(438)	(40)
Addition to trademarks	(106)	-
Collection on promissory note	500	-
Acquisition of Danskin	-	(70,799)
Acquisition of Rocawear	-	(204,233)
Net cash used in investing activities	(44)	(275,072)
Cash flows provided by financing activities:
Proceeds from long-term debt	-	212,500
Proceeds from exercise of stock options and warrants	1,206	643
Payment of long-term debt	(20,546)	(4,151)
Payment of expenses related to common stock issuance	-	(184)
Deferred financing costs	-	(3,915)
Excess tax benefit from share-based payment arrangements	4,001	-
Restricted cash - current	1,366	2,338
Restricted cash - non-current	(679)	(1,085)
Net cash provided by (used in) financing activities	(14,652)	206,146
Net increase (decrease) in cash and cash equivalents	4,430	(53,811)
Cash and cash equivalents, beginning of period	48,067	73,572
Cash and cash equivalents, end of period	$52,497	$19,761
Balance of restricted cash - current	3,839	1,930
Total cash and cash equivalents including current restricted cash, end of period	$56,336	$21,691

Supplemental disclosure of cash flow information:

	Three Months Ended March 31,
	2008	2007
Cash paid during the period:
Income taxes	$343	$291
Interest	$7,823	$3,375

Supplemental disclosures of non-cash investing and financing activities:

	Three Months Ended March 31,
	2008	2007
Acquisitions:
Common stock issued	$-	$496
Warrants issued - acquisition cost	$-	$4,931

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Unaudited)
March 31, 2008

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of Iconix Brand Group, Inc. ("Company", "we", "us", or "our"), all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2008 (“Current Quarter”) are not necessarily indicative of the results that may be expected for a full fiscal year.

Certain prior year amounts have been reclassified to conform to the current year's presentation.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007 (“Fiscal 2007”).

2.  Fair Value Measurements

Statement of Financial Accounting Standards (“SFAS”) No. 157 “Fair Value Measurements” (“SFAS No. 157”), which the Company adopted on January 1, 2008, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurement. While SFAS No.157 does not require any new fair value measurements in its application to other accounting pronouncements, it does emphasize that a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, SFAS No. 157 established the following fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (2) the reporting entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs):

Level 1: Observable inputs such as quoted prices for identical assets or liabilities in active markets

Level 2: Other inputs that are observable directly or indirectly, such as quoted prices for similar assets or liabilities or market-corroborated inputs

Level 3: Unobservable inputs for which there is little or no market data and which requires the owner of the assets or liabilities to develop its own assumptions about how market participants would price these assets or liabilities

The valuation techniques that may be used to measure fair value are as follows:

(A) Market approach - Uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities

(B) Income approach - Uses valuation techniques to convert future amounts to a single present amount based on current market expectations about those future amounts, including present value techniques, option-pricing models and excess earnings method

(C) Cost approach - Based on the amount that would currently be required to replace the service capacity of an asset (replacement cost)

The Company relies on a combination of Level 1 inputs generated by market transactions of identical instruments, Level 2 inputs using a market approach based on third party estimates of similarly priced instruments, and Level 3 inputs using an income approach, to determine the fair value of certain financial instruments. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and financial liabilities and their placement within the fair value hierarchy. The following table summarizes the instruments measured at fair value during the Current Quarter:

Carrying Amount as of March 31, 2008	Level 1	Level 2	Level 3	Valuation Technique
Marketable Securities		✓	✓	(B) and (C)

Cash Flow Hedge	✓			(A)

Marketable Securities

Marketable securities, which are accounted for as available-for-sale, are stated at fair value in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS No. 115”) and consist of auction rate securities. Temporary changes in fair market value are recorded as other comprehensive income or loss, whereas other than temporary markdowns will be realized through the Company’s statement of operations.

As of March 31, 2008, the Company held $10.7 million in marketable securities. Although these auction rate securities continue to pay interest according to their stated terms, based on a third-party valuation as of March 31, 2008 of these specific auction rate securities using Level 2 inputs and an internally developed discounted cash flow model using Level 3 inputs, during the Current Quarter the Company recorded an unrealized pre-tax loss of $0.3 million in other comprehensive loss as a reduction to stockholders’ equity to reflect a temporary decline in value of the marketable securities reflecting a failed auction due to sell orders exceeding buy orders. The Company believes the decrease in fair value is temporary due to general macroeconomic market conditions, as the underlying securities have maintained their investment grade rating. These funds will not be available to us until a successful auction occurs or a buyer is found outside the auction process. As these instruments have failed to auction and may not auction successfully in the near future, the Company has classified its marketable securities as non-current. The following table summarizes the activity for the period:

(000's omitted)

Description	Auction Rate Securities
Balance at January 1, 2008	$10,920
Additions	-
Gains (losses) reported in earnings	-
Gains (losses) reported in other comprehensive income	(260)
Balance at March 31, 2008	$10,660

Cash Flow Hedge

On July 26, 2007, the Company purchased a hedge instrument to mitigate the cash flow risk of rising interest rates on the Term Loan Facility (see Note 4). This hedge instrument caps the Company’s exposure to rising interest rates at 6.00% for LIBOR for 50% of the forecasted outstanding balance of the Term Loan Facility (“Interest Rate Cap”). Based on management’s assessment, the Interest Rate Cap qualifies for hedge accounting under SFAS 133 “Accounting for Derivative Instruments and Hedging Transactions”. On a quarterly basis, the value of the hedge is adjusted to reflect its current fair value, with any adjustment flowing through other comprehensive income. The fair value of this instrument is calculated based on Level 1 inputs. At March 31, 2008, the fair value of the Interest Rate Cap was $12,000, resulting in an other comprehensive loss of $43,000 for the Current Quarter, which is reflected in the Unaudited Condensed Consolidated Balance Sheet and Statement of Stockholders’ Equity, respectively.

3.  Trademarks and Other Intangibles, net

Trademarks and other intangibles, net consist of the following:

		March 31, 2008		December 31, 2007
(000's omitted)	Estimated Lives in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Trademarks:
Indefinite life trademarks	indefinite	$1,007,731	$9,498	$1,007,625	$9,498
Definite life trademarks	10-15	18,897	1,205	18,897	856
Non-compete agreements:	2-15	10,075	4,963	10,075	4,585
Licensing agreements:	1.5-6	21,093	6,059	21,093	4,897
Domain names	5	570	251	570	223
		$1,058,366	$21,976	$1,058,260	$20,059

Amortization expense for intangible assets for the Current Quarter and the three months ended March 31, 2007 (“Prior Year Quarter”) was $1.9 million and $0.9 million, respectively. The trademarks of Candies®, Bongo®, Joe Boxer®, Rampage®, Mudd®, London Fog®, Mossimo®, Ocean Pacific®, Danskin®, Rocawear®, Cannon®, Royal Velvet®, Fieldcrest®, Charisma®, and Starter® have been determined to have an indefinite useful life and accordingly, consistent with SFAS No. 142, no amortization will be recorded in the Company's consolidated income statements. Instead, the related intangible asset will be tested for impairment at least annually, with any related impairment charge recorded to the statement of operations at the time of determining such impairment.

4.  Debt Arrangements

The Company's debt is comprised of the following:

	March 31,	December 31,
(000’s omitted)	2008	2007
Convertible Notes	$282,038	$281,714
Term Loan Facility	255,144	270,751
Asset-Backed Notes	132,565	137,505
Sweet Note (Note 7)	12,186	12,186
Total Debt	$681,933	$702,156

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

Pursuant to Emerging Issues Task Force (“EITF”) 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion” (“EITF 90-19”), EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock” (“EITF 00-19”), and EITF 01-6, “The Meaning of Indexed to a Company's Own Stock” (“EITF 01-6”), the Convertible Notes are accounted for as convertible debt in the accompanying Condensed Consolidated Balance Sheet and the embedded conversion option in the Notes has not been accounted for as a separate derivative. For a discussion of the effects of the Convertible Notes and the convertible note hedge and warrants discussed below on earnings per share, see Note 6.

At March 31, 2008, the balance of the Convertible Notes was $282.0 million.

In connection with the sale of the Convertible Notes, the Company entered into hedges for the Convertible Notes (“Convertible Note Hedges”) with respect to its common stock with two entities (the “Counterparties”). Pursuant to the agreements governing these Convertible Note Hedges, the Company has purchased call options (the “Purchased Call Options”) from the Counterparties covering up to approximately 10.4 million shares of the Company's common stock. These Convertible Note Hedges are designed to offset the Company's exposure to potential dilution upon conversion of the Convertible Notes in the event that the market value per share of the Company's common stock at the time of exercise is greater than the strike price of the Purchased Call Options (which strike price corresponds to the initial conversion price of the Convertible Notes and is simultaneously subject to certain customary adjustments). On June 20, 2007, the Company paid an aggregate amount of approximately $76.3 million of the proceeds from the sale of the Convertible Notes for the Purchased Call Options, of which $26.7 million was included in the balance of deferred income tax assets at June 30, 2008 and will be recognized over the term of the Convertible Notes. As of March 31, 2008, the balance of deferred income tax assets related to this transaction was $22.7 million.

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

The Convertible Note Hedge transactions and the warrant transactions were separate transactions, entered into by the Company with the Counterparties, and as such are not part of the terms of the Convertible Notes and will not affect the holders' rights under the Convertible Notes. In addition, holders of the Convertible Notes will not have any rights with respect to the Purchased Call Options or the Sold Warrants. As a result of these transactions, the Company recorded a reduction to additional paid-in-capital of $12.1 million in June 2007.

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

Term Loan Facility

In connection with the acquisition of the Rocawear brand, in March 2007, the Company entered into a $212.5 million credit agreement (the “Credit Agreement” or “Term Loan Facility”) with Lehman Brothers Inc. and Lehman Commercial Paper Inc. (“LCPI”). At the time, the Company pledged to LCPI 100% of the capital stock owned by the Company in its subsidiaries, OP Holdings and Management Corporation, a Delaware corporation (“OPHM”), and Studio Holdings and Management Corporation, a Delaware corporation (“SHM”). The Company's obligations under the Credit Agreement are guaranteed by each of OPHM and SHM, as well as by two of its other subsidiaries, OP Holdings LLC, a Delaware limited liability company (“OP Holdings”), and Studio IP Holdings LLC, a Delaware limited liability company ("Studio IP Holdings").

On October 3, 2007, in connection with the acquisition of Official-Pillowtex LLC, a Delaware limited liability company (“Official-Pillowtex”), with the proceeds of the Convertible Notes, the Company pledged to LCPI 100% of the capital stock owned by the Company in Mossimo, Inc., a Delaware corporation (“MI”), and Pillowtex Holdings and Management Corporation, a Delaware corporation (“PHM”), each of which guaranteed the Company’s obligations under the Credit Agreement. Simultaneously with the acquisition of Official-Pillowtex, each of Mossimo Holdings LLC (“Mossimo Holdings”), a Delaware limited liability company, and Official-Pillowtex guaranteed the Company’s obligations under the Credit Agreement.

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

The guarantees are secured by a pledge to LCPI of, among other things, the Ocean Pacific, Danskin, Rocawear, Mossimo, Cannon, Royal Velvet, Fieldcrest, Charisma, and Starter trademarks and related intellectual property assets, license agreements and proceeds therefrom. Amounts outstanding under the term loan facility bear interest, at the Company’s option, at the Eurodollar rate or the prime rate, plus an applicable margin of 2.25% or 1.25%, as the case may be, per annum. The Credit Agreement provides that the Company is required to repay the outstanding term loan in equal quarterly installments in annual aggregate amounts equal to 1.00% of the aggregate principal amount of the loans outstanding, subject to adjustment for prepayments, in addition to an annual payment equal to 50% of the excess cash flow from the Term Loan Facility group, with any remaining unpaid principal balance to be due on April 30, 2013. The Term Loan Facility can be prepaid, without penalty, at any time. On March 11, 2008, the Company paid to LCPI, for the benefit of the lenders under the Term Loan Facility, $15.6 million, representing 50% of the excess cash flow from the Term Loan Facility group for Fiscal 2007. As a result of such payment, the Company is no longer required to pay the quarterly installments described above. The interest rate as of March 31, 2008 was 4.96%. At March 31, 2008, the balance of the Term Loan Facility was $255.1 million. The $272.5 million in proceeds from the Term Loan Facility were used by the Company as follows: $204.0 million was used to pay the cash portion of the initial consideration for the acquisition of the Rocawear brand; $2.1 million was used to pay the costs associated with the Rocawear acquisition; $60 million was used to pay the consideration for the acquisition of the Starter brand; and $3.9 million was used to pay costs associated with the Term Loan Facility. The costs of $3.9 million relating to the Term Loan Facility have been deferred and are being amortized over the life of the loan, using the effective interest method.

On July 26, 2007, the Company purchased a hedge instrument to mitigate the cash flow risk of rising interest rates on the Term Loan Facility. See Note 2 for further information.

Asset-Backed Notes

The financing for certain of the Company's acquisitions has been accomplished through private placements by its subsidiary, IP Holdings LLC ("IP Holdings") of asset-backed notes ("Asset-Backed Notes") secured by intellectual property assets (trade names, trademarks, license agreements and payments and proceeds with respect thereto relating to the Candie’s, Bongo, Joe Boxer, Rampage, Mudd and London Fog brands) of IP Holdings. At March 31, 2008, the balance of the Asset-Backed Notes was $132.6 million.

Cash on hand in the bank account of IP Holdings is restricted at any point in time up to the amount of the next debt principal and interest payment required under the Asset-Backed Notes. Accordingly, $3.8 million and $5.2 million as of March 31, 2008 and December 31, 2007, respectively, have been disclosed as restricted cash within the Company's current assets. Further, in connection with IP Holdings' issuance of Asset-Backed Notes, a reserve account has been established and the funds on deposit in such account will be applied to the last principal payment with respect to the Asset-Backed Notes. Accordingly, $15.9 million and $15.2 million as of March 31, 2008 and December 31, 2007, respectively, have been disclosed as restricted cash within other assets on the Company's balance sheets.

Interest rates and terms on the outstanding principal amount of the Asset-Backed Notes as of March 31, 2008 are as follows: $46.4 million principal amount bears interest at a fixed interest rate of 8.45% with a six year term, $20.5 million principal amount bears interest at a fixed rate of 8.12% with a six year term, and $65.7 million principal amount bears interest at a fixed rate of 8.99% with a six and a half year term. The aggregate principal amount of the Asset-Backed Notes will be fully paid by February 22, 2013.

Neither the Company nor any of its subsidiaries (other than IP Holdings) is obligated to make any payment with respect to the Asset-Backed Notes, and the assets of the Company and its subsidiaries (other than IP Holdings) are not available to IP Holdings' creditors. The assets of IP Holdings are not available to the creditors of the Company or its subsidiaries (other than IP Holdings).

The Sweet Note

On April 23, 2002, the Company acquired the remaining 50% interest in Unzipped (see Note 7) from Sweet Sportswear, LLC (“Sweet”) for a purchase price comprised of 3,000,000 shares of its common stock and $11.0 million in debt, which was evidenced by the Company’s issuance of the 8% Senior Subordinated Note due in 2012 (“Sweet Note”). Prior to August 5, 2004, Unzipped was managed by Sweet pursuant to the Management Agreement (as defined in Note 7), which obligated Sweet to manage the operations of Unzipped in return for, commencing in fiscal 2003, an annual management fee based upon certain specified percentages of net income achieved by Unzipped during the three- year term of the agreement. In addition, Sweet guaranteed that the net income, as defined in the agreement, of Unzipped would be no less than $1.7 million for each year during the term, commencing with fiscal 2003. In the event that the guarantee was not met for a particular year, Sweet was obligated under the Management Agreement to pay the Company the difference between the actual net income of Unzipped, as defined, for such year and the guaranteed $1.7 million. That payment, referred to as the shortfall payment, could be offset against the amounts due under the Sweet Note at the option of either the Company or Sweet. As a result of such offsets, the balance of the Sweet Note was reduced by the Company to $3.1 million as of December 31, 2006 and $3.0 million as of December 31, 2005 and was reflected in Long- term debt. This note bears interest, which was accrued for in the Current Quarter, at the rate of 8% per year and matures in April 2012.

In November 2007, the Company received a signed judgment related to the Sweet/Guez litigation. See Note 9.

The judgment also stated that the Sweet Note (originally $11.0 million when issued by the Company upon the acquisition of Unzipped from Sweet in 2002) should total approximately $12.2 million as of December 31, 2007. The recorded balance of the Sweet Note, prior to any adjustments related to the judgment was approximately $3.2 million. The Company increased the Sweet Note by approximately $6.2 million and recorded the expense as a special charge. The Company further increased the Sweet Note by approximately $2.8 million to record the related interest and included the charge in interest expense. The Sweet Note as of March 31, 2008 is approximately $12.2 million and included in the Current portion of long-term debt.

In addition, the Company was awarded a judgment of approximately $12.2 million for claims made by it against Hubert Guez and Apparel Distribution Services, Inc. As a result, the Company recorded a receivable of approximately $12.2 million and recorded the benefit in special charges. This receivable is included in Other assets - non-current and bears interest, which was accrued for in the Current Quarter, at the rate of 8% per year.

Debt Maturities

The Company's debt maturities are the following:

(000’s omitted)	Total	2008	2009	2010	2011	2012	thereafter
Convertible Notes	$282,038	$-	$-	$-	$-	$282,038	$-
Term Loan Facility	255,144	-	-	-	-	-	255,144
Asset-Backed Notes	132,565	20,849	22,711	24,740	26,950	37,315	-
Sweet Note (Note 7)	12,186	12,186	-	-	-	-	-
Total Debt	$681,933	$33,035	$22,711	$24,740	$26,950	$319,353	$255,144

5.  Stockholders' Equity

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

The fair value for these options and warrants was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

Expected Volatility	.30 - .50
Expected Dividend Yield	0%
Expected Life (Term)	3 - 7 years
Risk-Free Interest Rate	3.00 - 4.75%

The options that were granted under the Plans expire between five and ten years from the date of grant.

Summaries of the Company's stock options, warrants and performance related options activity, and related information for the Current Quarter are as follows:

	Options	Weighted-Average Exercise Price

Outstanding January 1, 2008	5,106,543	$4.23
Granted	-	-
Canceled	-	-
Exercised	340,749	4.40
Expired	-	-
Outstanding March 31, 2008	4,765,794	4.22
Exercisable at March 31, 2008	4,681,126	4.17

	Warrants	Weighted-Average Exercise Price

Outstanding January 1, 2008	266,900	$16.76
Granted	-	-
Canceled	-	-
Exercised	-	-
Expired	-	-
Outstanding March 31, 2008	266,900	$16.76
Exercisable at March 31, 2008	266,900	$16.76

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

At March 31, 2008, 1,394,108, 682,250, and 484,221 common shares were reserved for issuance on exercise of stock options under the 2002, 2001, and 2000 Stock Option Plans, respectively.

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

The Company has granted restricted stock-based awards to certain employees. The awards have restriction periods tied to employment and vest over a period of six months to five years. The cost of the restricted stock-based awards, which is the fair market value on the date of grant net of estimated forfeitures, is expensed ratably over the vesting period. During the Current Quarter, the Company awarded an aggregate of 1,789,430 restricted stock-based awards, a portion of which are performance based. The awarded securities have a vesting period of six months to five years and a fair market value of approximately $27.6 million. There were no restricted securities awarded during the Prior Year Quarter. As of March 31, 2008, 82,835 restricted stock-based grants had vested.

Unearned compensation expense related to restricted securities grants for the Current Quarter and Prior Year Quarter was approximately $2.1 million and $0.3 million, respectively. An additional amount of $27.8 million is expected to be expensed evenly over a period of approximately three months to five years.

The following tables summarize information about unvested restricted securities transactions:

	Securities	Weighted Average Grant Date Fair Value
Non-vested, January 1, 2008	144,127	$19.41
Granted	1,789,430	18.42
Vested	(82,835)	18.80
Forfeited	-	-
Non-vested, March 31, 2008	1,850,722	$18.48

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

Stock Repurchase Program

On September 15, 1998, the Company's Board of Directors authorized the repurchase of up to two million shares of the Company's common stock, which was replaced with a new agreement on December 21, 2000, authorizing the repurchase of up to three million shares of the Company's common stock. During the Current Quarter, no shares were repurchased in the open market.

6.  Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of restricted stock-based awards and common shares issuable upon exercise of stock options and warrants. The difference between reported basic and diluted weighted-average common shares results from the assumption that all dilutive stock options outstanding were exercised and all convertible notes have been converted into common stock.

As of March 31, 2008, of the total potentially dilutive shares related to restricted stock-based awards, stock options and warrants, 1.5 million were anti-dilutive, compared to none as of March 31, 2007.

As of March 31, 2008, of the performance related restricted stock-based awards issued in connection with the Company’s new employment agreement with its chairman, chief executive officer and president, 1.2 million of such awards (which is included in the total 1.5 million anti-dilutive stock-based awards described above) were anti-dilutive and therefore not included in this calculation.

Warrants issued in connection with the Company’s Convertible Notes financing were anti-dilutive and therefore not included in this calculation. Portions of the convertible note that would be subject to conversion to common stock were anti-dilutive as of March 31, 2008 and therefore not included in this calculation.

A reconciliation of shares used in calculating basic and diluted earnings per share follows:

(000's omitted)	For the Three Months Ended March 31,

	2008	2007
Basic	57,422	56,402
Effect of exercise of stock options	3,757	4,832
Effect of contingent common stock issuance	144	-
Effect of assumed vesting of restricted stock	27	9
	61,350	61,243

7. Unzipped Apparel, LLC (“Unzipped”)

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

Acquisition

On April 23, 2002, the Company acquired the remaining 50% interest in Unzipped from Sweet for a purchase price of three million shares of the Company's common stock and $11 million in debt evidenced by the Sweet Note. See Note 4. In connection with the acquisition of Unzipped, the Company filed a registration statement with the Securities and Exchange Commission ("SEC") for the three million shares of the Company's common stock issued to Sweet, which was declared effective by the SEC on July 29, 2003.

Related Party Transactions

Prior to August 5, 2004, Unzipped was managed by Sweet pursuant to a management agreement (the “Management Agreement”). Unzipped also had a supply agreement with Azteca Productions International, Inc. ("Azteca") and a distribution agreement with Apparel Distribution Services, LLC ("ADS"). All of these entities are owned or controlled by Hubert Guez.

On August 5, 2004, Unzipped terminated the Management Agreement with Sweet, the supply agreement with Azteca and the distribution agreement with ADS and commenced a lawsuit against Sweet, Azteca, ADS and Hubert Guez. See Note 9.

There were no transactions with these related parties during the Current Quarter and the Prior Year Quarter.

In November 2007, a judgment was entered in the Unzipped litigation, pursuant to which the $3.1 million in accounts payable to ADS/Azteca (previously shown as “accounts payable - subject to litigation”) was eliminated and recorded in the income statement as a benefit in special charges.

As a result of the judgment, the balance of the $11.0 million principal amount Sweet Note, originally issued by the Company upon the acquisition of Unzipped from Sweet in 2002, including interest, was increased from approximately $3.2 million to approximately $12.2 million as of December 31, 2007. Of this increase, approximately $6.2 million was attributed to the principal of the Sweet Note and the expense was recorded as a special charge. The remaining $2.8 million of the increase was attributed to related interest on the Sweet Note and recorded as interest expense. As of March 31, 2008, the full $12.2 million current balance of the Sweet Note and $0.2 million of accrued interest are included in the Current portion of long term debt and Accounts payable and accrued expenses, respectively.

In addition, the Company was awarded a judgment of approximately $12.2 million for claims made by it against Hubert Guez and ADS. As a result, the Company recorded a receivable of approximately $12.2 million and recorded the benefit in special charges for Fiscal 2007. As of March 31, 2008, this receivable and the associated accrued interest of $0.2 million for the Current Quarter are both included in Other assets - non-current.

8.  Special Charges

Special charges consist of legal expenses and costs related to the Unzipped litigation. For the Current Quarter and Prior Year Quarter, the Company recorded special charges of $0.2 million and $0.8 million, respectively. See Note 7 for information relating to Unzipped.

9.  Commitments and Contingencies

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

The Court adopted these preliminary rulings as final on November 16, 2007. On the same day, the Court entered judgment against Mr. Guez in the amount of $10,964,730 and ADS in the amount of $1,272,420, and against each of the Guez defendants with regard to each and every claim that they pursued in the litigation including, without limitation, ADS’s and Azteca’s unsuccessful efforts to recover against Unzipped any account balances claimed to be owed, totaling approximately $3.5 million including interest (collectively, the “Judgments”). In entering the Judgments, the Court upheld the jury’s verdict in favor of the Company relating to its writedown of the senior subordinated note due 2012, issued by the Company to Sweet in connection with the Company’s acquisition of Unzipped for Unzipped’s 2004 fiscal year. The monetary portion of the Judgments accrues interest at a rate of 10% per annum from the date of the Judgments’ entry. Also on November 16, 2007, the Court issued a Memorandum Order wherein it upheld an aggregate of approximately $7,000,000 of the jury’s verdicts against Sweet and Azteca, but declined to enter judgment against these entities since it had ordered a new trial with regard to certain other damage awards entered against these entities by the jury. On March 7, 2008, the Court commenced a hearing with regard to the attorneys’ fees and costs petitions filed by the Company and its subsidiaries, and this hearing was concluded on April 18. The Company expects the Court to render a decision with regard to these petitions within the upcoming weeks.

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

Bader/Unzipped litigation

This lawsuit was recently settled and discontinued with prejudice on March 25, 2008. The lawsuit was commenced on November 5, 2004, when Unzipped filed a complaint in the Supreme Court of New York, New York County, against Unzipped's former president of sales, Gary Bader, alleging that Mr. Bader breached certain fiduciary duties owed to Unzipped as its president of sales, unfairly competed with Unzipped and tortiously interfered with Unzipped's contractual relationships with its employees. On October 5, 2005, Unzipped amended its complaint to assert identical claims against Bader's company, Sportswear Mercenaries, Ltd. On October 14, 2005, Bader and Sportswear Mercenaries filed an answer containing counterclaims to Unzipped's amended complaint, and a third-party complaint, which was dismissed in its entirety on June 9, 2006, except with respect to a single claim that it owed Bader and Sportswear Mercenaries $72,000.

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

Bongo Apparel, Inc. litigation

On or about June 12, 2006, Bongo Apparel, Inc. (“BAI”), filed suit in the Supreme Court of the State of New York, County of New York, against the Company and IP Holdings alleging certain breaches of contract and other claims and seeks, among other things, damages of at least $25 million. The Company and IP Holdings believe that, in addition to other defenses and counterclaims that they intend to assert, the claims in the lawsuit are the subject of a release and settlement agreement that was entered into by the parties in August 2005, and based upon this belief, moved to dismiss most of BAI’s claims. In response to the motion to dismiss, BAI made a cross-motion for partial summary judgment on some of its claims. On April 25, 2007, the Court entered an order refusing to consider, and declining to accept BAI's summary judgment motion. On January 2, 2008, the Supreme Court granted the Company’s and IP Holdings’ motion to dismiss BAI’s lawsuit virtually in its entirety, holding that all but one claim against the Company and five claims against IP Holdings were barred by the parties’ August 2005 release and settlement agreement or otherwise failed to state a claim. As to the sole remaining claim against the Company, BAI has since withdrawn it against both the Company and IP Holdings and, as such, the Company is no longer a party to this action. BAI has appealed the Supreme Court’s January 2, 2008 rulings, and the Company and IP Holdings intend to vigorously defend against this appeal.

Additionally, on or about October 6, 2006, the Company and IP Holdings filed suit in the United States (“U.S.”) District Court for the Southern District of New York against BAI and its guarantor, TKO Apparel, Inc. (“TKO”). In that complaint, the Company and IP Holdings asserted various contract, tort and trademark claims that arose as a result of the failures of BAI with regard to the Bongo men's jeanswear business and its wrongful conduct with regard to the Bongo women's jeanswear business. The Company and IP Holdings sought monetary damages in an amount in excess of $10 million and a permanent injunction with respect to the use of the Bongo trademark. On January 4, 2007, the District Court denied the motion of BAI and TKO to dismiss the federal court action, and instead stayed the proceeding. On January 14, 2008, the Company and IP Holdings requested that the District Court lift the stay, and on March 1, 2008 the stay was lifted.

On March 7, 2008, the Company and IP Holdings filed an amended complaint, reiterating all of the claims that were asserted in the original complaint and seeking damages identical to those sought by the original complaint. Additionally, the amended complaint contains three fraudulent transfer claims predicated upon BAI’s and TKO’s dissipation of their assets, as well as claims for civil conspiracy and aiding and abetting arising from this conduct. On March 28, 2008, BAI and TKO filed a motion to dismiss the amended complaint in its entirety, and on April 11, 2008 the Company and IP Holdings filed their opposition to that motion. The Company and IP Holdings intend to vigorously pursue this litigation.

Normal Course litigation

From time to time, the Company is also made a party to litigation incurred in the normal course of business. While any litigation has an element of uncertainty, the Company believes that the final outcome of any of these routine matters will not have a material effect on the Company’s financial position or future liquidity.

10. Related Party Transactions

On May 1, 2003, the Company granted Kenneth Cole Productions, Inc. the exclusive worldwide license to design, manufacture, sell, distribute and market footwear under its Bongo brand. The chief executive officer and chairman of Kenneth Cole Productions is Kenneth Cole, who is the brother of Neil Cole, the Company's chairman, chief executive officer and president. During the Current Quarter and Prior Year Quarter, the Company earned $0.3 million and $0.3 million, respectively, in royalties from Kenneth Cole Productions.

The Candie's Foundation, a charitable foundation founded by Neil Cole for the purpose of raising national awareness about the consequences of teenage pregnancy, owed the Company $0.5 million and $0.4 million at March 31, 2008 and December 31, 2007, respectively. The Candie's Foundation intends to pay-off the entire borrowing from the Company during 2008, although additional advances will be made as and when necessary. Mr. Cole’s wife, Elizabeth Cole, performs services for the foundation but receives no compensation.

The Company recorded expenses of approximately $131,000 and $0 for the Current Quarter and the Prior Year Quarter, respectively, for the hire and use of aircraft owned by a company in which the Company’s chairman, chief executive officer and president is the sole owner.  Management believes that all transactions were made on terms and conditions similar to or more favorable than those available in the marketplace from unrelated parties.

11.  Subsequent Events

On May 1, 2008, the Company entered into a Contribution Agreement (the "Contribution Agreement") with Novel Fashion Holdings Limited, a corporation organized under the laws of the British Virgin Islands (“Novel”) and controlled by Silas Chou and members of his family. Upon the closing of the transactions contemplated by the Contribution Agreement, the Company and Novel will form a joint venture to develop, exploit and market the Company's brands in the People’s Republic of China, Hong Kong, Macau and Taiwan (the “Territory”). Pursuant to the Contribution Agreement, the Company will commit to contribute $5 million and substantially all rights to its brands in the Territory, and Novel will commit to contribute $20 million, respectively, over the two-year period following the consummation of the transaction. The transactions contemplated by the Contribution Agreement are subject to customary closing conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995. The statements that are not historical facts contained in this report are forward looking statements that involve a number of known and unknown risks, uncertainties and other factors, all of which are difficult or impossible to predict and many of which are beyond the control of the Company, which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. These risks are detailed in the Company’s Form 10-K for the fiscal year ended December 31, 2007 and other SEC filings. The words “believe”, “anticipate,” “expect”, “confident”, “project”, provide “guidance” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date the statement was made.

Executive Summary. The Company is a brand management company engaged in licensing, marketing and providing trend direction for a diversified and growing consumer brand portfolio. The Company’s brands are sold across every major segment of retail distribution, from luxury to mass. As of March 31, 2008, the Company owned 16 iconic consumer brands: Candie’s, Bongo, Badgley Mischka, Joe Boxer, Rampage, Mudd, London Fog, Mossimo, Ocean Pacific/OP, Danskin, Rocawear, Cannon, Royal Velvet, Fieldcrest, Charisma, and Starter. The Company licenses its brands worldwide through approximately 215 retail and wholesale licenses for use in connection with a broad variety of product categories, including footwear, fashion accessories, sportswear, home products and décor, and beauty and fragrance. The Company’s business model allows it to focus on its core competencies of marketing and managing brands without many of the risks and investment requirements associated with a more traditional operating company. Its licensing agreements with leading retail and wholesale partners throughout the world provide the Company with a predictable stream of guaranteed minimum royalties.

The Company’s growth strategy is focused on increasing licensing revenue from its existing portfolio of brands through the addition of new product categories, expanding its brands’ retail penetration and optimizing the sales of its licensees. The Company will also seek to continue the international expansion of its brands by partnering with leading licensees throughout the world. Finally, the Company believes it will continue to acquire iconic consumer brands with applicability to a wide range of merchandise categories and an ability to further diversify its brand portfolio.

Results of Operations

For the three months ended March 31, 2008

Revenue. Revenue for the Current Quarter increased to $55.7 million from $30.8 million during the Prior Year Quarter. The driver of this growth of $24.9 million was a full quarter of revenue generated from the acquisitions of Danskin, Rocawear, the Official-Pillowtex brands (i.e. Cannon, Royal Velvet, Fieldcrest, Charisma) and Starter made during Fiscal 2007, which had no comparable revenue in the Prior Year Quarter.

Operating Expenses. Consolidated selling, general and administrative (“SG&A”) expenses totaled $18.7 million in the Current Quarter compared to $7.7 million in the Prior Year Quarter. The increase of $11.0 million was primarily related to (i) an increase of approximately $3.3 million in advertising mainly driven by increased advertising related to brands acquired in Fiscal 2007, with no comparable advertising expense in the Prior Year Quarter; (ii) an increase of approximately $3.8 million in payroll costs, primarily due to an increase of $1.7 million in non-cash stock compensation expense, from $0.4 million in the Prior Year Quarter to $2.1 million in the Current Quarter, of which $1.3 million of the increase related to the new employment contract with our chairman, chief executive officer and president, with the balance of the aggregate increase in payroll costs attributable to the increase in employee headcount mainly related to our 2007 acquisitions; and (iii) non-cash amortization of intangible assets (mainly contracts and non-competes) as a direct result of the Mossimo, Ocean Pacific, Danskin, Rocawear and the Pillowtex brands acquisitions accounted for $1.9 million and $0.9 million, respectively.

For the Current Quarter and Prior Year Quarter, the Company’s special charges included an expense for professional fees of $0.2 million and $0.8 million, respectively, relating to litigation involving Unzipped. See Notes 7 and 8 of Notes to Unaudited Condensed Consolidated Financial Statements.

Operating Income. Operating income for the Current Quarter increased to $36.8 million, or approximately 66% of total revenue, compared to $22.4 million or approximately 72% of total revenue in the Prior Year Quarter. The decrease in our operating margin percentage is primarily the result of the increase in operating expenses for the reasons detailed above.

Interest Expense - Net - Interest expense increased by $6.6 million in the Current Quarter to $10.1 million, compared to interest expense of $3.5 million in the Prior Year Quarter. This increase was due primarily to an increase in the Company’s debt financing arrangements in connection with the acquisitions of Rocawear, Official-Pillowtex and Starter, as well as interest related to the Sweet Note. See Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements. Specifically, for the Current Quarter, there was a total interest expense relating to the Term Loan Facility, the Convertible Notes and the Sweet Note of approximately $4.8 million, $1.3 million and $0.2 million respectively with no comparable interest expense in the Prior Year Quarter. Deferred financing costs increased by $0.6 million in the Current Quarter to $0.8 million from $0.2 million in the Prior Year Quarter due to additional financing obtained in Fiscal 2007.

Provision for Income Taxes. The effective income tax rate for the Current Quarter is approximately 35.3% resulting in the $10.0 million income tax expense, as compared to an effective income tax rate of 35% in the Prior Year Quarter which resulted in the $7.0 million income tax expense. In the Current Quarter, the difference between the effective tax rate and the statutory rate of 35% is mainly driven by the benefit in state income taxes and relates to fluctuations in state rates expected to be realized by the Company due to new or revised tax legislation as well as changes we have recently experienced in the level of business performed within specific tax jurisdictions.

Net Income. The Company’s net income was $18.2 million in the Current Quarter, compared to net income of $12.7 million in the Prior Year Quarter, as a result of the factors discussed above.

Liquidity and Capital Resources

Liquidity

The Company’s principal capital requirements have been to fund acquisitions, working capital needs, and to a lesser extent capital expenditures. The Company has historically relied on internally generated funds to finance its operations and its primary source of capital needs for acquisition have been the issuance of debt and equity securities. At March 31, 2008 and December 31, 2007, the Company’s cash totaled $56.3 million and $53.3 million, respectively, including short-term restricted cash of $3.8 million and $5.2 million, respectively.

The Company believes that cash from future operations as well as currently available cash will be sufficient to satisfy its anticipated working capital requirements for the foreseeable future. The Company intends to continue financing its brand acquisitions through a combination of cash from operations, bank financing and the issuance of additional equity and/or debt securities. See Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements for a description of certain prior financings consummated by the Company and its subsidiaries.

As of March 31, 2008, the Company’s marketable securities consist of investment grade auction rate securities. During Fiscal 2007, the Company invested $196.4 million in auction rate securities and the majority of these securities ($183.4 million) had successful auctions. However, beginning in the third quarter of Fiscal 2007, $13.0 million of the auction rate securities had failed auctions due to sell orders exceeding buy orders. These funds will not be available to the Company until a successful auction occurs or a buyer is found outside the auction process. As a result, $13.0 million of auction rate securities were written down to $10.7 million as an unrealized pre-tax loss of $2.3 million to reflect a temporary decrease in fair value. As the write-down of $2.3 million has been identified as a temporary decrease in fair value, the write-down will not impact the Company’s earnings and is reflected as an other comprehensive loss in the consolidated statement of stockholders’ equity. The Company believes this decrease in fair value is temporary due to general macroeconomic market conditions, as the underlying securities have maintained their investment grade rating. Furthermore, the Company believes its cash flow from future operations and its cash will be sufficient to satisfy its anticipated working capital requirements for the foreseeable future, regardless of the timeliness of the auction process.

Changes in Working Capital

At March 31, 2008 and December 31, 2007 the working capital ratio (current assets to current liabilities) was 1.94 to 1 and 1.25 to 1, respectively. This increase was driven by the decrease in our current obligation on long-term debt from $52.6 million at December 31, 2007 to $33.0 million at March 31, 2008, as well as the factors set forth below:

Operating Activities

Net cash provided by operating activities totaled $19.1 million in the Current Quarter, as compared to $15.1 million of net cash provided by operating activities in the Prior Year Quarter. Cash provided by operating activities in the Current Quarter increased primarily due to net income of $18.2 million, amortization of intangibles of $1.9 million, stock-based compensation expense of $2.1 million, accrued interest on long-term debt of $1.3 million, and a net increase of $5.7 million in deferred income taxes primarily related to the provision for income taxes for the Current Quarter, offset primarily by increases of $7.1 million in accounts receivable, and $1.2 million in prepaid advertising and other, and a decrease of $4.2 million in deferred revenue. The Company continues to rely upon cash generated from licensing operations to finance its operations.

Investing Activities

Net cash used in investing activities in the Current Quarter totaled less than $0.1 million, as compared to $275.1 million used in the Prior Year Quarter. In the Prior Year Quarter, the Company paid $70.8 million in cash for certain assets related to the Danskin brand, and $204.2 million in cash for certain assets related to the Rocawear brand. Capital expenditures for the Current Quarter were $0.4 million, compared to less than $0.1 million in capital expenditures in the Prior Year Quarter.

Financing Activities

Net cash used in financing activities was $14.7 million in the Current Quarter, compared with $206.1 million of net cash provided by financing activities in the Prior Year Quarter. Of the $14.7 million in net cash used in financing activities, $20.5 million was used for principal payments related to the Asset-Backed Notes and the Term Loan Facility. This was offset by $1.2 million from proceeds in connection with the exercise of stock options and warrants, and $4.0 million from excess tax benefit from share-based payment arrangements.

Other Matters

Summary of Critical Accounting Policies.

Several of the Company's accounting policies involve management judgments and estimates that could be significant. The policies with the greatest potential effect on the Company's consolidated results of operations and financial position include the estimate of reserves to provide for collectability of accounts receivable. The Company estimates the collectability considering historical, current and anticipated trends related to deductions taken by customers and markdowns provided to retail customers to effectively flow goods through the retail channels, and the possibility of non-collection due to the financial position of its licensees' customers. Due to the licensing model, the Company has eliminated its inventory risk and reduced its operating risks, and can now reasonably forecast revenues and plan expenditures based upon guaranteed royalty minimums.

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

Also in June 2001, the Financial Accounting Standards Board, or FASB, issued SFAS No. 142, "Goodwill and Other Intangible Assets," (“SFAS No. 142”) which changed the accounting for goodwill from an amortization method to an impairment-only approach. Upon the Company's adoption of SFAS No. 142 on February 1, 2002, the Company ceased amortizing goodwill. As prescribed under SFAS No. 142, the Company had goodwill tested for impairment during the years ended December 31, 2007, 2006 and 2005, and no impairments were necessary.

Impairment losses are recognized for long-lived assets, including certain intangibles, used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are not sufficient to recover the assets carrying amount. Impairment losses are measured by comparing the fair value of the assets to their carrying amount.

Effective January 1, 2006, we adopted SFAS No. 123(R), “Accounting for share-based payment,” which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Under SFAS No. 123(R), using the modified prospective method, compensation expense is recognized for all share-based payments granted prior to, but not yet vested as of, January 1, 2006. Prior to the adoption of SFAS No.123 (R), we accounted for our stock-based compensation plans under the recognition and measurement principles of accounting principles board, or APB, Opinion No. 25, “Accounting for stock issued to employees,” and related interpretations. Accordingly, the compensation cost for stock options had been measured as the excess, if any, of the quoted market price of our common stock at the date of the grant over the amount the employee must pay to acquire the stock. In accordance with the modified prospective transition method, our consolidated financial statements have not been restated to reflect the impact of SFAS No.123(R). The impact on our financial condition and results of operations from the adoption of SFAS No. 123(R) will depend on the number and terms of stock options granted in future years under the modified prospective method, the amount of which we cannot currently estimate.

The Company accounts for income taxes in accordance with SFAS No. 109 “Accounting for Income Taxes” (“SFAS No. 109”). Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, management reviews both positive and negative evidence pursuant to the requirements of SFAS No. 109, including current and historical results of operations, the annual limitation on utilization of net operating loss carry forwards pursuant to Internal Revenue Code section 382, future income projections and the overall prospects of the Company's business. Based upon management's assessment of all available evidence, including the Company's completed transition into a licensing business, estimates of future profitability based on projected royalty revenues from its licensees, and the overall prospects of the Company's business, management concluded in Fiscal 2007 that it is more likely than not that the net deferred income tax asset recorded as of December 31, 2006 will be realized.

 Marketable securities, which are accounted for as available-for-sale, are stated at fair value in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and consist of auction rate securities. Temporary changes in fair market value are recorded as other comprehensive income or loss, whereas other than temporary markdowns will be realized through the Company’s statement of operations. On January 1, 2008, the Company adopted SFAS No. 157, which establishes a framework for measuring fair value and requires expanded disclosures about fair value measurement. While SFAS No.157 does not require any new fair value measurements in its application to other accounting pronouncements, it does emphasize that a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation.

Seasonal and Quarterly Fluctuations.

The majority of the products manufactured and sold under the Company’s brands and licenses are for apparel, accessories, footwear and home products and decor, for which sales may vary as a result of holidays, weather, and the timing of product shipments. Accordingly, a portion of the Company’s revenue from its licensees, particularly from those mature licensees that are performing and actual sales royalties exceed minimum royalties, may be subject to seasonal fluctuations. The results of operations in any quarter therefore will not necessarily be indicative of the results that may be achieved for a full fiscal year or any future quarter.

Other Factors

We continue to seek to expand and diversify the types of licensed products being produced under our various brands, as well as diversify the distribution channels within which licensed products are sold, in an effort to reduce dependence on any particular retailer, consumer or market sector. The success of the Company, however, will still remain largely dependent on our ability to build and maintain brand awareness and contract with and retain key licensees and on our licensees’ ability to accurately predict upcoming fashion trends within their respective customer bases and fulfill the product requirements of their particular retail channels within the global marketplace. Unanticipated changes in consumer fashion preferences, slowdowns in the U.S. economy, changes in the prices of supplies, consolidation of retail establishments, and other factors noted in “Part II - Item 1A-Risk Factors,” could adversely affect our licensees’ ability to meet and/or exceed their contractual commitments to us and thereby adversely affect our future operating results

Effects of Inflation. The Company does not believe that the relatively moderate rates of inflation experienced over the past few years in the U.S., where it primarily competes, have had a significant effect on revenues or profitability.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company limits exposure to foreign currency fluctuations by requiring substantially all of its revenue to be paid in U.S. dollars.

The Company is exposed to potential loss due to changes in interest rates. Investments with interest rate risk include marketable securities. Debt with interest rate risk includes the fixed and variable rate debt. As of March 31, 2008, the Company had approximately $255.1 million in variable interest debt under its Term Loan Facility. See Note 4 of the Notes to Unaudited Condensed Consolidated Financial Statements for further explanation. To mitigate interest rate risks, the Company is utilizing derivative financial instruments such as interest rate hedges to convert certain portions of the Company’s variable rate debt to fixed interest rates. If there were an adverse change in interest rates of 10%, the expected effect on net income would be immaterial.

The Company invested in certain investment grade auction rate securities. During the Current Quarter, our balance of auction rate securities failed to auction due to sell orders exceeding buy orders. These funds will not be available to us until a successful auction occurs or a buyer is found outside the auction process. As a result, $10.9 million of auction rate securities were written down to $10.7 million as an unrealized pre-tax loss of $0.3 million to reflect a temporary decrease in fair value. The Company believes this decrease in fair value is temporary due to general macroeconomic market conditions, as the underlying securities have maintained their investment grade rating. As the write-down of $0.3 million has been identified as a temporary decrease in fair value, the write-down will not impact our earnings and is reflected as an other comprehensive loss in the consolidated statement of stockholders’ equity. The cumulative effect of the failure to auction since the third quarter of Fiscal 2007 has resulted in an accumulated other comprehensive loss of $2.3 million which is reflected in the Stockholders’ equity section of the Unaudited Condensed Consolidated Balance Sheet.

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

The principal executive officer and principal financial officer also conducted an evaluation of internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter ended March 31, 2008 that may have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, there has been no change in the Company’s Internal Control during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to affect, the Company’s Internal Control.

 PART II. Other Information

Item 1. Legal Proceedings

See Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1A. Risk Factors.

In addition to the risk factors disclosed in Part 1, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2007, set forth below are certain factors that have affected, and in the future could affect, our operations or financial condition. We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could impact our operations. The risks described below and in our Annual Report on Form 10-K for the year ended December 31, 2007 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our financial condition and/or operating results.

Our existing and future debt obligations could impair our liquidity and financial condition, and in the event we are unable to meet our debt obligations we could lose title to our trademarks.

As of March 31, 2008, we had consolidated debt of approximately $681.9 million, including secured debt of $387.7 million ($255.1 million under our Term Loan Facility and $132.6 million under Asset-Backed Notes issued by our subsidiary, IP Holdings), primarily all of which was incurred in connection with our acquisition activities. We may also assume or incur additional debt, including secured debt, in the future in connection with, or to fund, future acquisitions. Our debt obligations:

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

Our licensees Target, Kohl's and Kmart were our three largest direct-to-retail licensees during the Current Quarter, representing approximately 14%, 5% and 5%, respectively, of our total revenue for such period. Our license agreement with Kohl's grants it the exclusive U.S. license with respect to the Candie's trademark for a wide variety of product categories for a term expiring in January 2011; our license agreement with Kmart grants it the exclusive U.S. license with respect to the Joe Boxer trademark for a wide variety of product categories for a term expiring in December 2010; and our license agreement with Target grants it the exclusive U.S. license with respect to the Mossimo trademark for substantially all Mossimo-branded products for an initial term expiring in January 2010; and, our other license agreement with Target grants it the exclusive U.S. license with respect to our Fieldcrest trademark for substantially all Fieldcrest-branded products for an initial term expiring in July 2010. Because we are dependent on these licensees for a significant portion of our licensing revenue, if any of them were to have financial difficulties affecting its ability to make guaranteed payments, or if any of these licensees decides not to renew or extend its existing agreement with us, our revenue and cash flows could be reduced substantially. For example, as of September 2006, Kmart had not approached the sales levels of Joe Boxer products needed to trigger royalty payments in excess of its guaranteed minimums since 2004, and, as a result, when we entered into the current license agreement with Kmart in September 2006 expanding its scope to include Sears stores and extending its term from December 2007 to December 2010, we agreed to reduce the guaranteed annual royalty minimums by approximately half, as a result of which our revenues from this license were substantially reduced.

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

As of March 31, 2008, goodwill represented approximately $128.9 million, or approximately 9.6% of our total assets, and trademarks and other intangible assets represented approximately $1,036.4 million, or approximately 77.5% of our total assets. Under SFAS No. 142, goodwill and indefinite life intangible assets, including some of our trademarks, are no longer amortized, but instead are subject to impairment evaluation based on related estimated fair values, with such testing to be done at least annually. While, to date, no impairment write-downs have been necessary, any write-down of goodwill or intangible assets resulting from future periodic evaluations would, as applicable, either decrease our net income or increase our net loss and those decreases or increases could be material.

Proposed changes in the accounting method for convertible debt securities could, if implemented, have an adverse impact on our reported or future financial results.

For the purpose of calculating diluted earnings per share, a convertible debt security providing for net share settlement of the excess of the conversion value over the principal amount, if any, and meeting specified requirements under EITF 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion,” such as our convertible notes, is accounted for similar to non-convertible debt, with the stated coupon constituting interest expense and any shares issuable upon conversion of the security being accounted for under the treasury stock method. The effect of the treasury stock method in relation to our convertible notes is that the shares potentially issuable upon conversion of the notes are not included in the calculation of our diluted earnings per share until the conversion price is “in the money,” at which time we are assumed to have issued the number of shares of common stock necessary to settle.

In July 2007, the FASB voted unanimously to reconsider the current accounting treatment for convertible debt securities that require or permit settlement in cash, either in whole or in part, upon conversion, or cash settled debt securities (which would include our outstanding convertible notes). Under a proposed staff position issued by the FASB in August 2007 for a method of accounting that would be applied retroactively, the debt and equity components of such cash settled debt securities would be bifurcated and accounted for separately in a manner that reflects the issuer’s economic interest cost. While the effect on us of this proposal cannot be quantified unless and until the FASB finalizes its guidance, under this proposal, we could recognize higher interest on our convertible notes at effective rates more comparable to what we would have incurred had we issued nonconvertible debt with otherwise similar terms. Therefore, if the proposed method of accounting for cash settled debt securities is adopted by the FASB as described above, it would have an adverse impact on our past and future reported financial results. In addition, any other change that could affect the accounting for convertible securities, including any changes in generally accepted accounting principles in the U.S., could have a material impact on our reported or future financial results.

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

Marketable securities consist of investment grade auction rate securities. From the third quarter of 2007 to the present, our balance of auction rate securities failed to auction due to sell orders exceeding buy orders. These funds will not be available to us until a successful auction occurs or a buyer is found outside the auction process. As a result, $13.0 million of auction rate securities were written down to $10.7 million, based on third party estimates, as an unrealized pre-tax loss to reflect a temporary decrease in fair value, reflected as an accumulated other comprehensive loss of $2.3 million in the stockholders’ equity section of our unaudited condensed consolidated balance sheet. We believe this decrease in fair value is temporary due to general macroeconomic market conditions, as the underlying securities have maintained their investment grade rating. There are no assurances that a successful auction will occur, or that we can find a buyer outside the auction process.

A decline in general economic conditions resulting in a decrease in consumer-spending levels and an inability to access capital may adversely affect our business.

Many economic factors beyond our control may impact our forecasts and actual performance. These factors include consumer confidence, consumer spending levels, employment levels, availability of consumer credit, recession, deflation, inflation, a general slowdown of the U.S. economy or an uncertain economic outlook. Furthermore, changes in the credit and capital markets, including market disruptions, limited liquidity and interest rate fluctuations, may increase the cost of financing or restrict our access to potential sources of capital for future acquisitions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table represents information with respect to purchases of common stock made by the Company during the three months ended March 31, 2008:

Month of purchase	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs
January 1 - January 31, 2008	—	$—	$—	$—
February 1 - February 29, 2008	—	$—	$—	$—
March 1 - March 31, 2008	13,871	$19.00	$—	$—
Total	13,871	$19.00	$—	$—

(1)	Represents shares of common stock surrendered to the Company to pay employee withholding taxes due upon the vesting of restricted stock.

Item 5. Other Information

None noted.

Item 6. Exhibits

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

Exhibit 10.1	Employment Agreement between Neil Cole and the Company dated January 28, 2008 (1)*

Exhibit 10.2	Restricted Stock Grant Agreement dated February 19, 2008 between the Company and Neil Cole (2)*

Exhibit 10.3	Restricted Stock Performance Unit Agreement dated February 19, 2008 between the Company and Neil Cole (2)*

Exhibit 31.1	Certification of Chief Executive Officer Pursuant To Rule 13a-14 or 15d-14 of The Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Pursuant To Rule 13a-14 or 15d-14 of The Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002
_________
(1) Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated January 28, 2008 and incorporated by reference herein.

(2) Filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2007 and incorporated by reference herein.

* Denotes management compensation plan or arrangement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Iconix Brand Group, Inc. (Registrant)

Date: May 7, 2008	/s/ Neil Cole
Neil Cole Chairman of the Board, President and Chief Executive Officer (on Behalf of the Registrant)

Date: May 7, 2008	/s/ Warren Clamen
Warren Clamen Chief Financial Officer