Form 10-Q
period 2008-06-30
ICONIX BRAND GROUP, INC.
filed 2008-08-06
CIK 857737

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2008

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No. ☒

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.001 Par Value – 57,794,880 shares as of August 6, 2008.

INDEX

FORM 10-Q

Iconix Brand Group, Inc. and Subsidiaries

Part I.  Financial Information
Item 1. Financial Statements

Iconix Brand Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except par value)

	June 30, 2008	December 31, 2007
	(Unaudited)
Assets
Current Assets:
Cash (including restricted cash of $1,341 in 2008 and $5,205 in 2007)	$67,313	$53,272
Accounts receivable, net of reserve of $3,519 in 2008 and 2007	36,458	29,757
Deferred income taxes	7,442	7,442
Prepaid advertising and other	13,054	5,397
Total Current Assets	124,267	95,868
Property and equipment:
Furniture, fixtures and equipment	7,028	2,903
Less: Accumulated depreciation	(1,900)	(1,610)
	5,128	1,293
Other Assets:
Restricted cash	15,886	15,186
Marketable securities	10,660	10,920
Goodwill	130,561	128,898
Trademarks and other intangibles, net	1,034,856	1,038,201
Deferred financing costs, net	7,397	8,270
Non-current deferred income taxes	11,532	21,158
Other	15,714	16,336
	1,226,606	1,238,969
Total Assets	$1,356,001	$1,336,130

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$16,271	$15,804
Accounts payable, subject to litigation	1,878	1,878
Deferred revenue	1,883	6,162
Current portion of long-term debt	33,486	52,566
Total current liabilities	53,518	76,410

Non-current deferred income taxes	75,137	73,418
Long-term debt, less current maturities	643,724	649,590
Long term deferred revenue	9,032	8,792
Total Liabilities	781,411	808,210

Commitments and contingencies

Stockholders' Equity
Common stock, $.001 par value - shares authorized 150,000; shares issued 57,773 and 57,330 respectively	58	58
Additional paid-in capital	482,817	469,941
Retained earnings	95,641	60,941
Accumulated other comprehensive loss	(2,597)	(2,353)
Less: Treasury stock - 222 and 198 shares at cost, respectively	(1,329)	(667)
Total Stockholders’ Equity	574,590	527,920
Total Liabilities and Stockholders' Equity	$1,356,001	$1,336,130

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Income Statements
(in thousands, except earnings per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Licensing revenue	$51,700	39,071	107,367	69,912

Selling, general and administrative expenses	18,320	9,011	37,031	16,730
Expenses related to specific litigation	195	331	386	1,094

Operating income	33,185	29,729	69,950	52,088

Other expenses:
Interest expense	8,464	7,872	18,585	11,407
Interest income	(849)	(959)	(2,414)	(1,872)
Interest expense - net	7,615	6,913	16,171	9,535

Income before income taxes	25,570	22,816	53,779	42,553

Provision for income taxes	9,114	8,027	19,079	15,017

Net income	$16,456	14,789	34,700	27,536

Earnings per share:
Basic	$0.29	0.26	0.60	0.49

Diluted	$0.27	0.24	0.57	0.45

Weighted average number of common shares outstanding:
Basic	57,719	56,625	57,572	56,451

Diluted	61,279	61,364	61,315	61,241

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statement of Stockholders' Equity

Six Months Ended June 30, 2008
(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Loss	Stock	Total
Balance at January 1, 2008	57,330	$58	$469,941	$60,941	$(2,353)	$(667)	$527,920
Shares issued on exercise of stock options	401	-	1,715	-	-	-	1,715
Shares issued on vesting of restricted stock	42	-	-	-	-	-	-
Tax benefit of stock option exercises	-	-	6,806	-	-	-	6,806
Amortization expense in connection with restricted stock	-	-	4,220	-	-	-	4,220
Stock option compensation	-	-	135	-	-	-	135
Shares repurchased on vesting of restricted stock and exercise of stock options	-	-	-	-	-	(662)	(662)
Comprehensive income:
Net Income	-	-	-	34,700	-	-	34,700
Change in fair value of cash flow hedge	-	-	-	-	16	-	16
Change in fair value of securities	-	-	-	-	(260)	-	(260)
Total comprehensive income	-	-	-	-	-	-	34,456
Balance at June 30, 2008	57,773	58	482,817	95,641	(2,597)	(1,329)	574,590

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$34,700	$27,536
Depreciation of property and equipment	290	78
Amortization of trademarks and other intangibles	3,701	2,388
Amortization of deferred financing costs	879	497
Amortization of convertible note discount	646	-
Stock-based compensation expense	4,355	819
Bad debt expense	216	1,137
Accrued interest on long-term debt	-	95
Deferred income taxes	11,345	15,017
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(6,917)	(9,881)
Prepaid advertising and other	(8,657)	(3,118)
Other assets	638	608
Deferred revenue	(4,039)	2,921
Accounts payable and accrued expenses	467	(1,703)
Net cash provided by operating activities	37,624	36,394
Cash flows used in investing activities:
Purchases of property and equipment	(4,125)	(40)
Additions to trademarks	(356)	(110)
Earn-out payment on acquisition	(1,663)	-
Collection on promissory note	1,000	-
Purchase of marketable securities	-	(196,400)
Acquisition of Danskin	-	(71,035)
Acquisition of Rocawear	-	(205,534)
Net cash used in investing activities	(5,144)	(473,119)
Cash flows provided by financing activities:
Proceeds from long-term debt	-	531,022
Proceeds from exercise of stock options and warrants	1,715	1,130
Shares repurchased on vesting of restricted stock and exercise of stock options	(662)	-
Payment of long-term debt	(25,592)	(9,315)
Payment of expenses related to common stock issuance	-	(184)
Deferred financing costs	(6)	(4,415)
Excess tax benefit from share-based payment arrangements	6,806	-
Payment for purchase of convertible note hedge	-	(76,303)
Restricted cash - current	3,864	3,239
Restricted cash - non-current	(700)	(2,169)
Net cash provided by (used in) financing activities	(14,575)	443,005
Net increase in cash and cash equivalents	17,905	6,280
Cash, beginning of period	48,067	73,572
Cash, end of period	$65,972	$79,852
Balance of restricted cash - current	1,341	1,029
Total cash including current restricted cash, end of period	$67,313	$80,881

Supplemental disclosure of cash flow information:

	Six Months Ended June 30,
	2008	2007

Cash paid during the period:
Income taxes	$5,209	$1,136
Interest	$17,215	$10,694

Supplemental disclosures of non-cash investing and financing activities:

	Six Months Ended June 30,
	2008	2007

Net cost of hedge on convertible note	$-	$12,107

Acquisitions:
Common stock issued	$-	$496
Warrants issued - acquisition cost	$-	$4,931

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2008

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of Iconix Brand Group, Inc. ("Company"), all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months (“Current Quarter”) and the six months (“Current Six Months”) ended June 30, 2008 are not necessarily indicative of the results that may be expected for a full fiscal year.

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

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

The Company relies on a combination of Level 1 inputs generated by market transactions of identical instruments and Level 3 inputs using an income approach, to determine the fair value of certain financial instruments. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and financial liabilities and their placement within the fair value hierarchy. The following table summarizes the instruments measured at fair value at June 30, 2008:

Carrying Amount as of June 30, 2008 (000’s omitted)	Level 1	Level 2	Level 3	Valuation Technique
Marketable Securities	-	-	$10,660	(B)

Cash Flow Hedge	$71	-	-	(A)

In accordance with the provisions of FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, the Company has elected to defer implementation of SFAS 157 as it relates to its non-financial assets and non-financial liabilities until January 1, 2009 and is evaluating the impact, if any, this standard will have on its financial statements.

Marketable Securities

Marketable securities, which are accounted for as available-for-sale, are stated at fair value in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS No. 115”) and consist of auction rate securities. Temporary changes in fair market value are recorded as other comprehensive income or loss, whereas other than temporary markdowns will be realized through the Company’s income statement.

As of June 30, 2008, the Company held auction rate securities with a face value of $13.0 million and a fair value of $10.7 million. Although these auction rate securities continue to pay interest according to their stated terms, during the Current Six Months the Company recorded an unrealized pre-tax loss of $0.3 million in other comprehensive loss as a reduction to stockholders’ equity to reflect a temporary decline in the fair value of the marketable securities reflecting failed auctions due to sell orders exceeding buy orders. The Company believes the decrease in fair value is temporary due to general macroeconomic market conditions, as the underlying securities have maintained their investment grade rating. These funds will not be available to the Company until a successful auction occurs or a buyer is found outside the auction process. As these instruments have failed to auction and may not auction successfully in the near future, the Company has classified its marketable securities as non-current. The following table summarizes the activity for the period:

Description (000's omitted)	Auction Rate Securities
Balance at January 1, 2008	$10,920
Additions	-
Gains (losses) reported in earnings	-
Gains (losses) reported in other comprehensive income (loss)	(260)
Balance at June 30, 2008	$10,660

Cash Flow Hedge

On July 26, 2007, the Company purchased a hedge instrument to mitigate the cash flow risk of rising interest rates on the Term Loan Facility (see Note 4). This hedge instrument caps the Company’s exposure to rising interest rates at 6.00% for LIBOR for 50% of the forecasted outstanding balance of the Term Loan Facility (“Interest Rate Cap”). Based on management’s assessment, the Interest Rate Cap qualifies for hedge accounting under SFAS 133 “Accounting for Derivative Instruments and Hedging Transactions”. On a quarterly basis, the value of the hedge is adjusted to reflect its current fair value, with any adjustment flowing through other comprehensive income. The fair value of this instrument is calculated based on Level 1 inputs. At June 30, 2008, the fair value of the Interest Rate Cap was $71,000, resulting in an other comprehensive gain of $16,000 for the Current Six Months, which is reflected in the Unaudited Condensed Consolidated Balance Sheet and Statement of Stockholders’ Equity, respectively.

3.  Trademarks and Other Intangibles, net

Trademarks and other intangibles, net consist of the following:

		June 30, 2008		December 31, 2007
	Estimated	Gross		Gross
	Lives in	Carrying	Accumulated	Carrying	Accumulated
(000's omitted)	Years	Amount	Amortization	Amount	Amortization

Trademarks:
Indefinite life trademarks	indefinite	$1,007,731	$9,498	$1,007,625	$9,498
Definite life trademarks	10-15	19,147	1,554	18,897	856
Non-compete agreements	2-15	10,075	5,341	10,075	4,585
Licensing agreements	1.5-6	21,093	7,087	21,093	4,897
Domain names	5	570	280	570	223
		$1,058,616	$23,760	$1,058,260	$20,059

Amortization expense for intangible assets for the Current Six Months and the six months ended June 30, 2007 (“Prior Year Six Months”) was $3.7 million and $2.4 million, respectively. The trademarks of Candies®, Bongo®, Joe Boxer®, Rampage®, Mudd®, London Fog®, Mossimo®, Ocean Pacific®, Danskin®, Rocawear®, Cannon®, Royal Velvet®, Fieldcrest®, Charisma®, and Starter® have been determined to have an indefinite useful life and accordingly, consistent with SFAS No. 142, no amortization has been recorded in the Company's consolidated income statements. Instead, each of these intangible assets will be tested for impairment at least annually as separate single units of accounting, with any related impairment charge recorded to the statement of operations at the time of determining such impairment.

4.  Debt Arrangements

The Company's debt is comprised of the following:

	June 30,	December 31,
(000’s omitted)	2008	2007
Convertible Senior Subordinated Notes	$282,361	$281,714
Term Loan Facility	255,144	270,751
Asset-Backed Notes	127,519	137,505
Sweet Note (Note 7)	12,186	12,186
Total Debt	$677,210	$702,156

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

At June 30, 2008, the balance of the Convertible Notes was $282.4 million. The Convertible Notes do not provide for any financial covenants.

In connection with the sale of the Convertible Notes, the Company entered into hedges for the Convertible Notes (“Convertible Note Hedges”) with respect to its common stock with two entities (the “Counterparties”). Pursuant to the agreements governing these Convertible Note Hedges, the Company has purchased call options (the “Purchased Call Options”) from the Counterparties covering up to approximately 10.4 million shares of the Company's common stock. These Convertible Note Hedges are designed to offset the Company's exposure to potential dilution upon conversion of the Convertible Notes in the event that the market value per share of the Company's common stock at the time of exercise is greater than the strike price of the Purchased Call Options (which strike price corresponds to the initial conversion price of the Convertible Notes and is simultaneously subject to certain customary adjustments). On June 20, 2007, the Company paid an aggregate amount of approximately $76.3 million of the proceeds from the sale of the Convertible Notes for the Purchased Call Options, of which $26.7 million was included in the balance of deferred income tax assets at June 30, 2007 and is being recognized over the term of the Convertible Notes. As of June 30, 2008, the balance of deferred income tax assets related to this transaction was $21.4 million.

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

Pursuant to Emerging Issues Task Force (EITF) Issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” (EITF 00-19), and EITF Issue No. 01-06, “The Meaning of Indexed to a Company’s Own Stock” (EITF 01-06), the convertible note hedge and the proceeds received from the issuance of the warrants were recorded as a charge and an increase, respectively, in additional paid-in capital in stockholders’ equity as separate equity transactions. As a result of these transactions, the Company recorded a net reduction to additional paid-in-capital of $12.1 million in June 2007.

As the Convertible Note Hedge transactions and the warrant transactions were separate transactions entered into by the Company with the Counterparties, they are not part of the terms of the Convertible Notes and will not affect the holders' rights under the Convertible Notes. In addition, holders of the Convertible Notes will not have any rights with respect to the Purchased Call Options or the Sold Warrants.

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

In May 2008 the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlements)” (previously FSP APB 14-a), which will change the accounting treatment for convertible securities that the issuer may settle fully or partially in cash. Under the final FSP, cash-settled convertible securities will be separated into their debt and equity components. The value assigned to the debt component will be the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature. As a result, the debt will be recorded at a discount to adjust its below-market coupon interest rate to the market coupon interest rate for the similar debt instrument without the conversion feature. The difference between the proceeds for the convertible debt and the amount reflected as the debt component represents the value of the conversion feature and will be recorded as additional paid-in capital. The debt will subsequently be accreted to its par value over its expected life, with an offsetting increase in interest expense on the income statement to reflect the market rate for the debt component at the date of issuance.

Beginning with fiscal 2009, and applied retrospectively to all past periods presented, the Company will be required to adopt the provisions of FSP APB 14-1 as they relate to the Convertible Notes. As compared to the current accounting for the Convertible Notes, adoption of the proposal will reduce long-term debt, increase stockholders’ equity, and reduce net income and earnings per share. Adoption of the proposal would not affect the Company's cash flows. The Company is currently evaluating the impact of the adoption of FSP APB 14-1 on its financial statements.

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

On October 3, 2007, in connection with the acquisition of Official-Pillowtex LLC, a Delaware limited liability company (“Official-Pillowtex”), with the proceeds of the Convertible Notes, the Company pledged to LCPI 100% of the capital stock owned by the Company in Mossimo, Inc., a Delaware corporation (“MI”), and Pillowtex Holdings and Management Corporation, a Delaware corporation (“PHM”), each of which guaranteed the Company’s obligations under the Credit Agreement. Simultaneously with the acquisition of Official-Pillowtex, each of Mossimo Holdings LLC, a Delaware limited liability company (“Mossimo Holdings”), and Official-Pillowtex guaranteed the Company’s obligations under the Credit Agreement.

On December 17, 2007, in connection with the acquisition of the Starter brand, the Company borrowed $63.2 million pursuant to the Term Loan Facility (the “Additional Borrowing”). The net proceeds received by the Company from the Additional Borrowing were $60 million.

The guarantees are secured by a pledge to LCPI of, among other things, the Ocean Pacific, Danskin, Rocawear, Mossimo, Cannon, Royal Velvet, Fieldcrest, Charisma, and Starter trademarks and related intellectual property assets, license agreements and proceeds therefrom. Amounts outstanding under the Term Loan Facility bear interest, at the Company’s option, at the Eurodollar rate or the prime rate, plus an applicable margin of 2.25% or 1.25%, as the case may be, per annum. The Credit Agreement provides that the Company is required to repay the outstanding term loan in equal quarterly installments in annual aggregate amounts equal to 1.00% of the aggregate principal amount of the loans outstanding, subject to adjustment for prepayments, in addition to an annual payment equal to 50% of the excess cash flow from the subsidiaries subject to the Term Loan Facility, as described in the Credit Agreement, with any remaining unpaid principal balance to be due on April 30, 2013. The Term Loan Facility can be prepaid, without penalty, at any time. On March 11, 2008, the Company paid to LCPI, for the benefit of the lenders under the Term Loan Facility, $15.6 million, representing 50% of the excess cash flow from the subsidiaries subject to the Term Loan Facility for Fiscal 2007. As a result of such payment, the Company is no longer required to pay the quarterly installments described above. The Term Loan Facility requires the Company to repay the principal amount of the term loan outstanding in an amount equal to 50% of the excess cash flow of the subsidiaries subject to the Term Loan Facility for the most recently completed fiscal year. If the Term Loan Facility had required the Company to repay the principal amount of the term loan outstanding based on the excess cash flow of such subsidiaries for the six months ended June 30, 2008 rather than based upon the fiscal year end results, the Company would have been required to pay approximately $20.5 million, representing 50% of the excess cash flow of such subsidiaries for that six-month period. However, in accordance with the terms of the Term Loan Facility as noted above, the next calculation for determining the actual excess cash flow payment the Company will be required to make under the Term Loan Facility will be based on the results of the subsidiaries subject to the Term Loan Facility for the 12 months ending December 31, 2008. The interest rate as of June 30, 2008 was 5.06%. At June 30, 2008, the balance of the Term Loan Facility was $255.1 million.  As of June 30, 2008, the Company was in compliance with all material covenants set forth in the Credit Agreement. The $272.5 million in proceeds from the Term Loan Facility were used by the Company as follows: $204.0 million was used to pay the cash portion of the initial consideration for the acquisition of the Rocawear brand; $2.1 million was used to pay the costs associated with the Rocawear acquisition; $60 million was used to pay the consideration for the acquisition of the Starter brand; and $3.9 million was used to pay costs associated with the Term Loan Facility. The costs of $3.9 million relating to the Term Loan Facility have been deferred and are being amortized over the life of the loan, using the effective interest method.

On July 26, 2007, the Company purchased a hedge instrument to mitigate the cash flow risk of rising interest rates on the Term Loan Facility. See Note 2 for further information.

Asset-Backed Notes

The financing for certain of the Company's acquisitions has been accomplished through private placements by its subsidiary, IP Holdings LLC ("IP Holdings") of asset-backed notes ("Asset-Backed Notes") secured by intellectual property assets (trade names, trademarks, license agreements and payments and proceeds with respect thereto relating to the Candie’s, Bongo, Joe Boxer, Rampage, Mudd and London Fog brands) of IP Holdings. At June 30, 2008, the balance of the Asset-Backed Notes was $127.5 million.

Cash on hand in the bank account of IP Holdings is restricted at any point in time up to the amount of the next debt principal and interest payment required under the Asset-Backed Notes. Accordingly, $1.3 million and $5.2 million as of June 30, 2008 and December 31, 2007, respectively, have been disclosed as restricted cash within the Company's current assets. Further, in connection with IP Holdings' issuance of Asset-Backed Notes, a reserve account has been established and the funds on deposit in such account will be applied to the last principal payment with respect to the Asset-Backed Notes. Accordingly, $15.9 million and $15.2 million as of June 30, 2008 and December 31, 2007, respectively, have been disclosed as restricted cash within other assets on the Company's balance sheets.

Interest rates and terms on the outstanding principal amount of the Asset-Backed Notes as of June 30, 2008 are as follows: $44.5 million principal amount bears interest at a fixed interest rate of 8.45% with a six year term, $19.7 million principal amount bears interest at a fixed rate of 8.12% with a six year term, and $63.3 million principal amount bears interest at a fixed rate of 8.99% with a six and a half year term. The Asset-Backed Notes have no financial covenants by which the Company or its subsidiaries need comply. The aggregate principal amount of the Asset-Backed Notes will be fully paid by February 22, 2013.

Neither the Company nor any of its subsidiaries (other than IP Holdings) is obligated to make any payment with respect to the Asset-Backed Notes, and the assets of the Company and its subsidiaries (other than IP Holdings) are not available to IP Holdings' creditors. The assets of IP Holdings are not available to the creditors of the Company or its subsidiaries (other than IP Holdings).

Sweet Note

On April 23, 2002, the Company acquired the remaining 50% interest in Unzipped (see Note 7) from Sweet Sportswear, LLC (“Sweet”) for a purchase price comprised of 3,000,000 shares of its common stock and $11.0 million in debt, which was evidenced by the Company’s issuance of the 8% Senior Subordinated Note due in 2012 (“Sweet Note”). Prior to August 5, 2004, Unzipped was managed by Sweet pursuant to the Management Agreement (as defined in Note 7), which obligated Sweet to manage the operations of Unzipped in return for, commencing in fiscal 2003, an annual management fee based upon certain specified percentages of net income achieved by Unzipped during the three- year term of the agreement. In addition, Sweet guaranteed that the net income, as defined in the agreement, of Unzipped would be no less than $1.7 million for each year during the term, commencing with fiscal 2003. In the event that the guarantee was not met for a particular year, Sweet was obligated under the Management Agreement to pay the Company the difference between the actual net income of Unzipped, as defined, for such year and the guaranteed $1.7 million. That payment, referred to as the shortfall payment, could be offset against the amounts due under the Sweet Note at the option of either the Company or Sweet. As a result of such offsets, the balance of the Sweet Note was reduced by the Company to $3.1 million as of December 31, 2006 and $3.0 million as of December 31, 2005 and was reflected in Long- term debt. This note bears interest, which was accrued for in the Current Six Months, at the rate of 8% per year and matures in April 2012.

In November 2007, the Company received a signed judgment related to the Sweet Sportswear/Unzipped litigation. See Note 9.

The judgment stated that the Sweet Note (originally $11.0 million when issued by the Company upon the acquisition of Unzipped from Sweet in 2002) should total approximately $12.2 million as of December 31, 2007. The recorded balance of the Sweet Note, prior to any adjustments related to the judgment was approximately $3.2 million. The Company increased the Sweet Note by approximately $6.2 million and recorded the expense as a special charge. The Company further increased the Sweet Note by approximately $2.8 million to record the related interest and included the charge in interest expense. The Sweet Note as of June 30, 2008 is approximately $12.2 million and included in the current portion of long-term debt.

In addition, in November 2007 the Company was awarded a judgment of approximately $12.2 million for claims made by it against Hubert Guez and Apparel Distribution Services, Inc. As a result, the Company recorded a receivable of approximately $12.2 million and recorded the benefit in special charges in Fiscal 2007. This receivable is included in other assets - non-current and bears interest, which was accrued for in the Current Six Months, at the rate of 8% per year.

Debt Maturities

The Company's debt maturities are the following:

(000’s omitted)	Total	2008	2009	2010	2011	2012	thereafter
Convertible Notes	$282,361	$-	$-	$-	$-	$282,361	$-
Term Loan Facility	255,144	-	-	-	-	-	255,144
Asset-Backed Notes	127,519	21,300	23,202	25,275	27,533	30,209	-
Sweet Note	12,186	12,186	-	-	-	-	-
Total Debt	$677,210	$33,486	$23,202	$25,275	$27,533	$312,570	$255,144

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

The options that were granted under the Plans expire at various times, either five, seven or ten years from the date of grant, depending on the particular grant.

Summaries of the Company's stock options, warrants and performance related options activity, and related information for the Current Quarter are as follows:

	Options	Weighted- Average Exercise Price

Outstanding January 1, 2008	5,106,543	$4.23
Granted	-	-
Canceled	-	-
Exercised	418,905	4.24
Expired	-	-
Outstanding June 30, 2008	4,687,638	4.23
Exercisable at June 30, 2008	4,651,304	4.18

	Warrants	Weighted- Average Exercise Price

Outstanding January 1, 2008	266,900	$16.76
Granted	-	-
Canceled	-	-
Exercised	-	-
Expired	-	-
Outstanding June 30, 2008	266,900	$16.76
Exercisable at June 30, 2008	266,900	$16.76

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

Restricted stock

Compensation cost for restricted stock is measured as the excess, if any, of the quoted market price of the Company’s stock at the date the common stock is issued over the amount the employee must pay to acquire the stock (which is generally zero). The compensation cost, net of projected forfeitures, is recognized over the period between the issue date and the date any restrictions lapse, with compensation cost for grants with a graded vesting schedule recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards. The restrictions do not affect voting and dividend rights.

The Company has granted restricted stock-based awards to certain employees. The awards have restriction periods tied to employment and vest over a period of up to five years. The cost of the restricted stock-based awards, which is the fair market value on the date of grant net of estimated forfeitures, is expensed ratably over the vesting period. During the Current Six Months, the Company awarded an aggregate of 1,658,698 restricted stock-based awards, of which 315,116 are performance based. During the Prior Year Six Months, the Company awarded an aggregate of 68,383 restricted stock-based awards. The securities awarded during the Current Six Months and the Prior Year Six Months have a vesting period of up to five years and a fair market value of approximately $32.9 million and $1.4 million, respectively. As of June 30, 2008, 64,368 restricted stock-based awards had vested.

Unearned compensation expense related to restricted securities grants for the Current Six Months and the Prior Year Six Months was approximately $4.3 million and $0.4 million, respectively. An additional amount of $26.9 million is expected to be expensed evenly over a period of approximately three months to five years.

The following tables summarize information about unvested restricted securities transactions:

	Securities	Weighted Average Grant Date Fair Value
Non-vested, January 1, 2008	144,127	$19.41
Granted	1,658,698	19.86
Vested	(64,368)	18.99
Forfeited	-	-
Non-vested, June 30, 2008	1,738,457	$19.85

Stockholder Rights Plan

In January 2000, the Company's Board of Directors adopted a stockholder rights plan. Under the plan, each holder of common stock received a dividend of one right for each share of the Company's outstanding common stock, entitling the holder to purchase one thousandth of a share of Series A Junior Participating Preferred Stock, par value, $0.01 per share of the Company, at an initial exercise price of $6.00. The rights become exercisable and will trade separately from the common stock ten business days after any person or group acquires 15% or more of the common stock, or ten business days after any person or group announces a tender offer for 15% or more of the outstanding common stock.

Stock Repurchase Program

On September 15, 1998, the Company's Board of Directors authorized the repurchase of up to two million shares of the Company's common stock, which was replaced with a new agreement on December 21, 2000, authorizing the repurchase of up to three million shares of the Company's common stock. During the Current Quarter, no shares were repurchased in the open market.

Securities Available for Issuance

As of June 30, 2008, the number of securities remaining available for issuance under the Company’s 2001, 2002 and 2006 equity compensation plans, excluding securities to be issued upon exercise of outstanding options, warrants, and rights, is 51,750, 32,274, and 138,465, respectively.

6.  Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of restricted stock-based awards and common shares issuable upon exercise of stock options and warrants. The difference between basic and diluted weighted-average common shares results from the assumption that all dilutive stock options outstanding were exercised and all convertible notes have been converted into common stock.

As of June 30, 2008, of the total potentially dilutive shares related to restricted stock-based awards, stock options and warrants, 1.9 million were anti-dilutive. As of June 30 2007, 3.6 million warrants to purchase common stock shares were anti-dilutive, and no restricted stock-based awards or stock options were anti-dilutive.

As of June 30, 2008, of the performance related restricted stock-based awards issued in connection with the Company’s new employment agreement with its chairman, chief executive officer and president, 1.2 million of such awards (which is included in the total 1.9 million anti-dilutive stock-based awards described above) were anti-dilutive and therefore not included in this calculation.

Warrants issued in connection with the Company’s Convertible Notes financing were anti-dilutive and therefore not included in this calculation. Portions of the convertible note that would be subject to conversion to common stock were anti-dilutive as of June 30, 2008 and therefore not included in this calculation.

A reconciliation of shares used in calculating basic and diluted earnings per share follows:

	For the Three		For the Six
	Months Ended		Months Ended
(000's omitted)	June 30,		June 30,
	2008	2007	2008	2007
Basic	57,719	56,625	57,572	56,451
Effect of exercise of stock options	3,416	4,589	3,585	4,715
Effect of contingent common stock issuance	144	-	144	-
Effect of assumed vesting of restricted stock	-	150	14	75
	-	-	-	-
Diluted	61,279	61,364	61,315	61,241

7. Unzipped Apparel, LLC (“Unzipped”)

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

There were no transactions with these related parties during the Current Six Months and the Prior Year Six Months.

In November 2007, a judgment was entered in the Unzipped litigation, pursuant to which the $3.1 million in accounts payable to ADS/Azteca (previously shown as “accounts payable - subject to litigation”) was eliminated and recorded in the income statement as a benefit to the “expenses related to specific litigation”.

As a result of the judgment, in Fiscal 2007 the balance of the $11.0 million principal amount Sweet Note, originally issued by the Company upon the acquisition of Unzipped from Sweet in 2002, including interest, was increased from approximately $3.2 million to approximately $12.2 million as of December 31, 2007. Of this increase, approximately $6.2 million was attributed to the principal of the Sweet Note and the expense was recorded as an expense related to specific litigation. The remaining $2.8 million of the increase was attributed to related interest on the Sweet Note and recorded as interest expense. As of June 30, 2008, the full $12.2 million current balance of the Sweet Note and $0.7 million of accrued interest are included in the current portion of long term debt and accounts payable and accrued expenses, respectively.

In addition, in November 2007 the Company was awarded a judgment of approximately $12.2 million for claims made by it against Hubert Guez and ADS. As a result, the Company recorded a receivable of approximately $12.2 million and recorded the benefit in special charges for Fiscal 2007. As of June 30, 2008, this receivable and the associated accrued interest of $0.4 million for the Current Six Months are included in other assets - non-current.

8.  Expenses Related to Specific Litigation

Expenses related to specific litigation consist of legal expenses and costs related to the Unzipped litigation. For the Current Six Months and Prior Year Six Months, the Company recorded expenses related to specific litigation of $0.4 million and $1.1 million, respectively. See Note 7 for information relating to Unzipped.

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

The Court adopted these preliminary rulings as final on November 16, 2007. On the same day, the Court entered judgment against Mr. Guez in the amount of $10,964,730 and ADS in the amount of $1,272,420, and against each of the Guez defendants with regard to each and every claim that they pursued in the litigation including, without limitation, ADS’s and Azteca’s unsuccessful efforts to recover against Unzipped any account balances claimed to be owed, totaling approximately $3.5 million including interest (collectively, the “Judgments”). In entering the Judgments, the Court upheld the jury’s verdict in favor of the Company relating to its write-down of the senior subordinated note due 2012, issued by the Company to Sweet in connection with the Company’s acquisition of Unzipped for Unzipped’s 2004 fiscal year. The monetary portion of the Judgments accrues interest at a rate of 10% per annum from the date of the Judgments’ entry. Also on November 16, 2007, the Court issued a Memorandum Order wherein it upheld an aggregate of approximately $7,000,000 of the jury’s verdicts against Sweet and Azteca, but declined to enter judgment against these entities since it had ordered a new trial with regard to certain other damage awards entered against these entities by the jury.

On March 7, 2008, the Court commenced a hearing with regard to plaintiffs’ petition seeking in excess of $15.0 million attorneys’ fees and costs, which hearing was concluded on April 18, 2008. By order dated May 6, 2008, the Court awarded plaintiffs certain statutory costs against the Guez defendants. The Court also determined that plaintiffs were entitled to pursue recovery of their non-statutory costs, comprised primarily of expert witness fees, incurred in connection with this action. The hearing with regard to plaintiffs’ recovery of non-statutory costs is scheduled to be conducted on August 7 and 8, 2008. The Company expects the Court to render a decision with regard to the pending requests for attorneys’ fees and non-statutory costs following the conclusion of this hearing.

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

Bader/Unzipped litigation

This lawsuit was settled and discontinued with prejudice on March 25, 2008. The lawsuit was commenced on November 5, 2004, when Unzipped filed a complaint in the Supreme Court of New York, New York County, against Unzipped's former president of sales, Gary Bader, alleging that Mr. Bader breached certain fiduciary duties owed to Unzipped as its president of sales, unfairly competed with Unzipped and tortiously interfered with Unzipped's contractual relationships with its employees. On October 5, 2005, Unzipped amended its complaint to assert identical claims against Bader's company, Sportswear Mercenaries, Ltd. On October 14, 2005, Bader and Sportswear Mercenaries filed an answer containing counterclaims to Unzipped's amended complaint, and a third-party complaint, which was dismissed in its entirety on June 9, 2006, except with respect to a single claim that it owed Bader and Sportswear Mercenaries $72,000.

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

Bongo Apparel, Inc. litigation

On or about June 12, 2006, Bongo Apparel, Inc. (“BAI”), filed suit in the Supreme Court of the State of New York, County of New York, against the Company and IP Holdings alleging certain breaches of contract and other claims and seeks, among other things, damages of at least $25 million. The Company and IP Holdings believe that, in addition to other defenses that they asserted, the claims in the lawsuit are the subject of a release and settlement agreement that was entered into by the parties in August 2005, and based upon this belief, moved to dismiss most of BAI’s claims. In response to the motion to dismiss, BAI made a cross-motion for partial summary judgment on some of its claims. On April 25, 2007, the Court entered an order refusing to consider, and declining to accept BAI's summary judgment motion. On January 2, 2008, the Supreme Court granted the Company’s and IP Holdings’ motion to dismiss BAI’s lawsuit virtually in its entirety, holding that all but one claim against the Company and five claims against IP Holdings were barred by the parties’ August 2005 release and settlement agreement or otherwise failed to state a claim. As to the sole remaining claim against the Company, BAI has since withdrawn it against both the Company and IP Holdings and, as such, the Company is no longer a party to this action. BAI has appealed the Supreme Court’s January 2, 2008 rulings, and the Company and IP Holdings intend to vigorously defend against this appeal.

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

On March 7, 2008, the Company and IP Holdings filed an amended complaint, reiterating all of the claims that were asserted in the original complaint and seeking damages identical to those sought by the original complaint. Additionally, the amended complaint contains three fraudulent transfer claims predicated upon BAI’s and TKO’s dissipation of their assets, as well as claims for civil conspiracy and aiding and abetting arising from this conduct. On March 28, 2008, BAI and TKO filed a motion to dismiss the amended complaint in its entirety. By opinion and order dated July 8, 2008, the District Court granted BAI’s/TKO’s motion to the extent that it sought dismissal of the Company’s and IP Holding’s claim for breach of the duty of due care, and denied the motion in all other respects. The Company also voluntarily withdrew two trademark claims that it had asserted against BAI and TKO. IP Holdings is continuing to pursue these claims.

On July 14, 2008, the Company and IP Holdings filed a motion with the District Court seeking leave to file a second amended complaint. The contemplated second amended complaint seeks to join James Tate, Kenneth Tate, TKO-Evolution Apparel, Inc., TKO-Globetex Apparel, Inc., Tate Management, Inc., TKO Apparel Licensing, Inc. and TKO Evolution Licensing #1, Inc., as defendants in the action due to the involvement of these individuals and entities in the dissipation of BAI’s and TKO’s assets. The contemplated second amended complaint also seeks to add a claim for breach of fiduciary duty against James Tate and Kenneth Tate. This motion is currently pending. The Company and IP Holdings intend to vigorously pursue this litigation.

Normal Course litigation

From time to time, the Company is also made a party to litigation incurred in the normal course of business. While any litigation has an element of uncertainty, the Company believes that the final outcome of any of these routine matters will not have a material effect on the Company’s financial position or future liquidity.

10.  Related Party Transactions

On May 1, 2003, the Company granted Kenneth Cole Productions, Inc. the exclusive worldwide license to design, manufacture, sell, distribute and market footwear under its Bongo brand. The chief executive officer and chairman of Kenneth Cole Productions is Kenneth Cole, who is the brother of Neil Cole, the Company's chairman, chief executive officer and president. During the Current Six Months and Prior Year Six Months, the Company earned $0.6 million and $0.5 million, respectively, in royalties from Kenneth Cole Productions.

The Candie's Foundation, a charitable foundation founded by Neil Cole for the purpose of raising national awareness about the consequences of teenage pregnancy, owed the Company $0.5 million and $0.4 million at June 30, 2008 and December 31, 2007, respectively, which is included in prepaid advertising and other on the unaudited condensed consolidated balance sheet. The Candie's Foundation intends to pay-off the entire borrowing from the Company during 2008, although additional advances will be made as and when necessary. Mr. Cole’s wife, Elizabeth Cole, performs services for the foundation but receives no compensation.

The Company recorded expenses of approximately $199,000 for the Current Six Months for the hire and use of aircraft owned by a company in which the Company’s chairman, chief executive officer and president is the sole owner.  There were no such expenses in the Prior Year Six Months. Management believes that all transactions were made on terms and conditions similar to those available in the marketplace from unrelated parties.

11.  Segment Data

The Company has one reportable segment, licensing revenue generated from its brands. The geographic regions consist of the United States and Other (which principally represents Canada, Japan and Europe). Long lived assets are substantially all located in the United States. Revenues attributed to each region are based on the location in which licensees are located.

The revenues by type of license and information by geographic region are as follows:

	For the three months ended		For the six months ended
(000's omitted)	June 30,		June 30,
	2008	2007	2008	2007
Revenues by product line:
Direct-to-retail license	$13,902	$12,341	$29,774	$26,516
Wholesale license	37,191	26,201	76,411	42,389
Other	607	529	1,182	1,007
	$51,700	$39,071	$107,367	$69,912

Revenues by geographic region:
United States	$47,956	$36,594	$100,792	$65,586
Other	3,744	2,477	6,575	4,326
	$51,700	$39,071	$107,367	$69,912

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

Executive Summary. The Company is a brand management company engaged in licensing, marketing and providing trend direction for a diversified and growing portfolio of consumer brands. The Company’s brands are sold across every major segment of retail distribution, from luxury to mass. As of June 30, 2008, the Company owned 16 iconic consumer brands: Candie’s, Bongo, Badgley Mischka, Joe Boxer, Rampage, Mudd, London Fog, Mossimo, Ocean Pacific/OP, Danskin, Rocawear, Cannon, Royal Velvet, Fieldcrest, Charisma, and Starter. The Company licenses its brands worldwide through approximately 220 direct-to-retail and traditional wholesale licenses for use in connection with a broad variety of product categories, including footwear, fashion accessories, sportswear, home products and décor, and beauty and fragrance. The Company’s business model allows it to focus on its core competencies of marketing and managing brands without many of the risks and investment requirements associated with a more traditional operating company. Its licensing agreements with leading retail and wholesale partners throughout the world provide the Company with a predictable stream of guaranteed minimum royalties.

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

Results of Operations

For the three months ended June 30, 2008

Revenue. Revenue for the Current Quarter increased to $51.7 million from $39.1 million during the Prior Year Quarter. The primary driver of this growth of $12.6 million was a full quarter of revenue generated from the acquisitions of the Official-Pillowtex brands (i.e. Cannon, Royal Velvet, Fieldcrest, Charisma) and Starter made during the fourth quarter of Fiscal 2007, which had no comparable revenue in the Prior Year Quarter.

Operating Expenses. Selling, general and administrative (“SG&A”) expenses totaled $18.3 million in the Current Quarter compared to $9.0 million in the Prior Year Quarter. The increase of $9.3 million was primarily related to: (i) an increase of approximately $3.3 million in advertising mainly driven by increased advertising related to brands acquired in the fourth quarter of Fiscal 2007, with no comparable advertising expense in the Prior Year Quarter; (ii) an increase of approximately $3.5 million in payroll costs, primarily due to an increase of $1.6 million in non-cash stock compensation expense, from $0.5 million in the Prior Year Quarter to $2.1 million in the Current Quarter, of which $1.3 million of the increase related to the new employment contract with our chairman, chief executive officer and president, with the balance of the aggregate increase in payroll costs attributable to the increase in employee headcount mainly related to our 2007 acquisitions; and (iii) amortization of intangible assets (mainly contracts and non-competes) as a direct result of the Mossimo, Ocean Pacific, Danskin, Rocawear and the Official-Pillowtex brands acquisitions accounted for $2.0 million in the Current Quarter and $1.5 million in the Prior Year Quarter. The remaining increase in SG&A of $2.0 million is primarily attributed to an increase in other general and administrative expenses associated with the Danskin, Rocawear, Official-Pillowtex, and Starter acquisitions.

For the Current Quarter and Prior Year Quarter, the Company’s expenses related to specific litigation (formerly called special charges), included an expense for professional fees of $0.2 million and $0.3 million, respectively, relating to litigation involving Unzipped. See Notes 7 and 8 of Notes to Unaudited Condensed Consolidated Financial Statements.

Operating Income. Operating income for the Current Quarter increased to $33.2 million, or approximately 64% of total revenue, compared to $29.7 million or approximately 76% of total revenue in the Prior Year Quarter. The decrease in our operating margin percentage is primarily the result of the increase in operating expenses for the reasons detailed above.

Interest Expense - Net - Interest expense increased by $0.6 million in the Current Quarter to $8.5 million, compared to interest expense of $7.9 million in the Prior Year Quarter. This increase was due primarily to an increase in the Company’s debt financing arrangements in connection with the acquisitions of Official-Pillowtex and Starter, as well as interest related to the Sweet Note, offset by a decrease in the interest rate for our variable rate debt (i.e. our Term Loan Facility) and interest income related to our judgment against Herbert Guez and ADS. See Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements. Deferred financing costs increased by $0.5 million in the Current Quarter to $0.8 million from $0.3 million in the Prior Year Quarter due to additional financing obtained in Fiscal 2007.

Provision for Income Taxes. The effective income tax rate for the Current Quarter is approximately 35.6% resulting in the $9.1 million income tax expense, as compared to an effective income tax rate of 35.2% in the Prior Year Quarter which resulted in the $8.0 million income tax expense.

Net Income. The Company’s net income was $16.5 million in the Current Quarter, compared to net income of $14.8 million in the Prior Year Quarter, as a result of the factors discussed above.

For the six months ended June 30, 2008

Revenue. Revenue for the Current Six Months increased to $107.4 million from $70.0 million during the Prior Year Six Months. The driver of this growth of $37.4 million was two full quarters of revenue generated from the acquisitions of Rocawear and Danskin, as compared to only one quarter of revenue from these brands in the Prior Year Six Months, and two full quarters of revenue generated from the acquisitions of the Official-Pillowtex brands and Starter made during the fourth quarter of 2007, which had no comparable revenue in the Prior Year Six Months.

Operating Expenses. SG&A expenses totaled $37.0 million in the Current Six Months compared to $16.7 million in the Prior Year Six Months. The increase of $20.3 million was primarily related to: (i) an increase of approximately $6.9 million in advertising mainly driven by increased advertising related to brands acquired in Fiscal 2007, with no comparable advertising expense in the Prior Year Six Months; (ii) an increase of approximately $7.5 million in payroll costs, primarily due to an increase of $3.4 million in non-cash stock compensation expense, from $0.8 million in the Prior Year Six Months to $4.2 million in the Current Six Months, of which $2.7 million of the increase related to the new employment contract with our chairman, chief executive officer and president, with the balance of the aggregate increase in payroll costs attributable to the increase in employee headcount mainly related to our 2007 acquisitions; and (iii) amortization of intangible assets (mainly contracts and non-competes) as a direct result of the Mossimo, Ocean Pacific, Danskin, Rocawear and the Official-Pillowtex brands acquisitions accounted for $3.7 million in the Current Six Months and $2.4 million in the Prior Year Six Months. The remaining increase in SG&A of $5.3 million is primarily attributed to an increase in other general and administrative expenses associated with the Danskin, Rocawear, Official-Pillowtex, and Starter acquisitions.

For the Current Six Months and Prior Year Six Months, the Company’s expenses related to specific litigation, formerly known as special charges, included an expense for professional fees of $0.4 million and $1.1 million, respectively, relating to litigation involving Unzipped. See Notes 7 and 8 of Notes to Unaudited Condensed Consolidated Financial Statements.

Operating Income. Operating income for the Current Six Months increased to $70.0 million, or approximately 65% of total revenue, compared to $52.1 million or approximately 75% of total revenue in the Prior Year Six Months. The decrease in our operating margin percentage is primarily the result of the increase in operating expenses for the reasons detailed above.

Interest Expense - Net - Interest expense increased by $7.2 million in the Current Six Months to $18.6 million, compared to interest expense of $11.4 million in the Prior Year Six Months. This increase was due primarily to an increase in the Company’s debt financing arrangements in connection with the acquisitions of Rocawear, Official-Pillowtex and Starter, as well as interest related to the Sweet Note, offset by a decrease in interest rates for our variable rate debt (i.e. our Term Loan Facility) and interest income related to our judgment against Herbert Guez and ADS. See Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements. Specifically, for the Current Six Months, there was a total interest expense relating to the Term Loan Facility, Convertible Notes and the Sweet Note of approximately $8.2 million, $2.7 million and $0.5 million respectively with no comparable interest expense in the Prior Year Six Months. Deferred financing costs increased by $1.0 million in the Current Six Months to $1.5 million from $0.5 million in the Prior Year Six Months due to additional financing obtained in Fiscal 2007.

Provision for Income Taxes. The effective income tax rate for the Current Six Months is approximately 35.5% resulting in the $19.1 million income tax expense, as compared to an effective income tax rate of 35.3% in the Prior Year Six Months which resulted in the $15.0 million income tax expense.

Net Income. The Company’s net income was $34.7 million in the Current Six Months, compared to net income of $27.5 million in the Prior Year Six Months, as a result of the factors discussed above.

Liquidity and Capital Resources

Liquidity

The Company’s principal capital requirements have been to fund acquisitions, working capital needs, and to a lesser extent capital expenditures. The Company has historically relied on internally generated funds to finance its operations and its primary source of capital needs for acquisition have been the issuance of debt and equity securities. At June 30, 2008 and December 31, 2007, the Company’s cash totaled $67.3 million and $53.3 million, respectively, including short-term restricted cash of $1.3 million and $5.2 million, respectively.

The Term Loan Facility requires the Company to repay the principal amount of the term loan outstanding in an amount equal to 50% of the excess cash flow of the subsidiaries subject to the Term Loan Facility for the most recently completed fiscal year. If the Term Loan Facility had required the Company to repay the principal amount of the term loan outstanding based on the excess cash flow of such subsidiaries for the six months ended June 30, 2008 rather than based upon the fiscal year end results, the Company would have been required to pay approximately $20.5 million, representing 50% of the excess cash flow of such subsidiaries for that six-month period. However, in accordance with the terms of the Term Loan Facility as noted above, the next calculation for determining the actual excess cash flow payment the Company will be required to make under the Term Loan Facility will be based on the results of the subsidiaries subject to the Term Loan Facility for the 12 months ending December 31, 2008.

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

As of June 30, 2008, the Company’s marketable securities consist of investment grade auction rate securities. During Fiscal 2007, the Company invested $196.4 million in auction rate securities and the majority of these securities ($183.4 million) had successful auctions. However, beginning in the third quarter of Fiscal 2007, $13.0 million of the auction rate securities had failed auctions due to sell orders exceeding buy orders. These funds will not be available to the Company until a successful auction occurs or a buyer is found outside the auction process. As a result, $13.0 million of auction rate securities were written down to $10.7 million, using Level 3 inputs with present value techniques as described by the fair value hierarchy and the income approach outlined in SFAS 157, as an unrealized pre-tax loss of $2.3 million to reflect a temporary decrease in fair value. As the write-down of $2.3 million has been identified as a temporary decrease in fair value, the write-down has not impacted the Company’s earnings and is reflected as an other comprehensive loss in the consolidated statement of stockholders’ equity. The Company believes this decrease in fair value is temporary due to general macroeconomic market conditions, as the underlying securities have maintained their investment grade rating. Furthermore, the Company believes its cash flow from future operations and its cash will be sufficient to satisfy its anticipated working capital requirements for the foreseeable future, regardless of the timeliness of the auction process.

Changes in Working Capital

At June 30, 2008 and December 31, 2007 the working capital ratio (current assets to current liabilities) was 2.32 to 1 and 1.25 to 1, respectively. This increase was driven by an increase in cash as well as the factors set forth below:

Operating Activities

Net cash provided by operating activities totaled $37.6 million in the Current Six Months, as compared to $36.4 million of net cash provided by operating activities in the Prior Year Six Months. Cash provided by operating activities in the Current Six Months increased primarily due to net income of $34.7 million, stock-based compensation expense of $4.4 million, amortization of intangibles of $3.7 million, and a net increase of $11.3 million in deferred income taxes primarily related to the provision for income taxes for the Current Six Months, offset primarily by increases of $8.7 million in prepaid advertising and other and $6.9 million in accounts receivable, and a decrease of $4.0 million in deferred revenue. The Company continues to rely upon cash generated from licensing operations to finance its operations.

Investing Activities

Net cash used in investing activities in the Current Six Months totaled $5.1 million, as compared to $473.1 million used in the Prior Year Six Months. In the Prior Year Six Months, the Company paid $71.0 million in cash for certain assets related to the Danskin brand, $205.5 million in cash for certain assets related to the Rocawear brand, and $196.4 million for the purchase of certain marketable securities. Capital expenditures for the Current Six Months were $4.1 million, compared to less than $0.1 million in capital expenditures in the Prior Year Six Months, primarily relating to the purchase of fixtures for certain brands.

Financing Activities

Net cash used in financing activities was $14.6 million in the Current Six Months, compared with $443.0 million of net cash provided by financing activities in the Prior Year Six Months. Of the $14.6 million in net cash used in financing activities, $25.6 million was used for principal payments related to the Asset-Backed Notes and the Term Loan Facility. This was offset by $1.1 million from net proceeds in connection with the exercise of stock options and warrants, $6.8 million from excess tax benefit from share-based payment arrangements, and a net decrease of $3.2 million in total restricted cash.

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

The Company adopted FIN 48 beginning January 1, 2007. The implementation of FIN 48 did not have a significant impact on the Company’s financial position or results of operations. The total unrecognized tax benefit was $1.1 million at the date of adoption. At June 30, 2008, the total unrecognized tax benefit was $1.1 million. However, the liability is not recognized for accounting purposes because the related deferred tax asset has been fully reserved in prior years. The Company is continuing its practice of recognizing interest and penalties related to income tax matters in income tax expense. There was no accrual for interest and penalties related to uncertain tax positions for the Current Six Months. The Company files federal and state tax returns and is generally no longer subject to tax examinations for fiscal years prior to 2003.

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

In May 2008 the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlements)” (previously FSP APB 14-a), which will change the accounting treatment for convertible securities that the issuer may settle fully or partially in cash. Under the final FSP, cash-settled convertible securities will be separated into their debt and equity components. The value assigned to the debt component will be the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature. As a result, the debt will be recorded at a discount to adjust its below-market coupon interest rate to the market coupon interest rate for the similar debt instrument without the conversion feature. The difference between the proceeds for the convertible debt and the amount reflected as the debt component represents the value of the conversion feature and will be recorded as additional paid-in capital. The debt will subsequently be accreted to its par value over its expected life, with an offsetting increase in interest expense on the income statement to reflect the market rate for the debt component at the date of issuance.

Beginning with fiscal 2009, and applied retrospectively to all past periods presented, the Company will be required to adopt the provisions of FSP APB 14-1 as they relate to the Convertible Notes. As compared to the current accounting for the Convertible Notes, adoption of the proposal will reduce long-term debt, increase stockholders’ equity, and reduce net income and earnings per share. Adoption of the proposal would not affect the Company's cash flows. The Company is currently evaluating the impact of the adoption of FSP APB 14-1 on its financial statements.

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

The Company is exposed to potential loss due to changes in interest rates. Investments with interest rate risk include marketable securities. Debt with interest rate risk includes the fixed and variable rate debt. As of June 30, 2008, the Company had approximately $255.1 million in variable interest debt under its Term Loan Facility. See Note 4 of the Notes to Unaudited Condensed Consolidated Financial Statements for further explanation. To mitigate interest rate risks, the Company is utilizing derivative financial instruments such as interest rate hedges to convert certain portions of the Company’s variable rate debt to fixed interest rates.

The Company invested in certain investment grade auction rate securities. During the Current Six Months, our balance of auction rate securities failed to auction due to sell orders exceeding buy orders. These funds will not be available to us until a successful auction occurs or a buyer is found outside the auction process. As a result, $10.9 million of auction rate securities were written down to $10.7 million as an unrealized pre-tax loss of $0.2 million to reflect a temporary decrease in fair value. The Company believes this decrease in fair value is temporary due to general macroeconomic market conditions, as the underlying securities have maintained their investment grade rating. As the write-down of approximately $0.2 million has been identified as a temporary decrease in fair value, the write-down did not impact our earnings and is reflected as an other comprehensive loss in the consolidated statement of stockholders’ equity. The cumulative effect of the failure to auction since the third quarter of Fiscal 2007 has resulted in an accumulated other comprehensive loss of $2.3 million which is reflected in the Stockholders’ equity section of the Unaudited Condensed Consolidated Balance Sheet.

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

The principal executive officer and principal financial officer also conducted an evaluation of internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter ended June 30, 2008 that may have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, there has been no change in the Company’s Internal Control during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to affect, the Company’s Internal Control.

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

As of June 30, 2008, we had consolidated debt of approximately $677.2 million, including secured debt of $382.6 million ($255.1 million under our Term Loan Facility and $127.5 million under Asset-Backed Notes issued by our subsidiary, IP Holdings), primarily all of which was incurred in connection with our acquisition activities. We may also assume or incur additional debt, including secured debt, in the future in connection with, or to fund, future acquisitions. Our debt obligations:

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

Our licensees Target, Kohl's, Kmart were our four largest direct-to-retail licensees during the Current Six Months, representing approximately 15%, 5%,and 5%, respectively, of our total revenue for such periods. Our license agreement with Target grants it the exclusive U.S. license with respect to the Mossimo trademark for substantially all Mossimo-branded products for an initial term expiring in January 2010, and our other license agreement with Target grants it the exclusive U.S. license with respect to our Fieldcrest trademark for substantially all Fieldcrest-branded products for an initial term expiring in July 2010; our license agreement with Kohl's grants it the exclusive U.S. license with respect to the Candie's trademark for a wide variety of product categories for a term expiring in January 2011; and, our license agreement with Kmart grants it the exclusive U.S. license with respect to the Joe Boxer trademark for a wide variety of product categories for a term expiring in December 2010. Because we are dependent on these licensees for a significant portion of our licensing revenue, if any of them were to have financial difficulties affecting its ability to make guaranteed payments, or if any of these licensees decides not to renew or extend its existing agreement with us, our revenue and cash flows could be reduced substantially. For example, as of September 2006, Kmart had not approached the sales levels of Joe Boxer products needed to trigger royalty payments in excess of its guaranteed minimums since 2004, and, as a result, when we entered into the current license agreement with Kmart in September 2006 expanding its scope to include Sears stores and extending its term from December 2007 to December 2010, we agreed to reduce the guaranteed annual royalty minimums by approximately half, as a result of which our revenues from this license were substantially reduced.

We have a material amount of goodwill and other intangible assets, including our trademarks, recorded on our balance sheet. As a result of changes in market conditions and declines in the estimated fair value of these assets, we may, in the future, be required to write down a portion of this goodwill and other intangible assets and such write-down would, as applicable, either decrease our net income or increase our net loss.

As of June 30, 2008, goodwill represented approximately $130.6 million, or approximately 10% of our total assets, and trademarks and other intangible assets represented approximately $1,034.9 million, or approximately 76.% of our total assets. Under SFAS No. 142, goodwill and indefinite life intangible assets, including some of our trademarks, are no longer amortized, but instead are subject to impairment evaluation based on related estimated fair values, with such testing to be done at least annually. While, to date, no impairment write-downs have been necessary, any write-down of goodwill or intangible assets resulting from future periodic evaluations would, as applicable, either decrease our net income or increase our net loss and those decreases or increases could be material.

Changes in the accounting method for convertible debt securities will, when adopted by us, have an adverse impact on our reported or future financial results.

For the purpose of calculating diluted earnings per share, a convertible debt security providing for net share settlement of the excess of the conversion value over the principal amount, if any, and meeting specified requirements under Emerging Issues Task Force, or EITF, Issue No. 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion,” such as our convertible notes, is accounted for similar to non-convertible debt, with the stated coupon constituting interest expense and any shares issuable upon conversion of the security being accounted for under the treasury stock method. The effect of the treasury stock method in relation to our Convertible Notes is that the shares potentially issuable upon conversion of the Convertible Notes are not included in the calculation of our diluted earnings per share until the conversion price is “in the money,” at which time we are assumed to have issued the number of shares of common stock necessary to settle.

In May 2008 the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlements)” (previously FSP APB 14-a), which will change the accounting treatment for convertible securities that the issuer may settle fully or partially in cash. Under the final FSP, cash-settled convertible securities will be separated into their debt and equity components. The value assigned to the debt component will be the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature. As a result, the debt will be recorded at a discount to adjust its below-market coupon interest rate to the market coupon interest rate for the similar debt instrument without the conversion feature. The difference between the proceeds for the convertible debt and the amount reflected as the debt component represents the value of the conversion feature and will be recorded as additional paid-in capital. The debt will subsequently be accreted to its par value over its expected life, with an offsetting increase in interest expense on the income statement to reflect the market rate for the debt component at the date of issuance.

Beginning with fiscal 2009, and applied retrospectively to all past periods presented, we will be required to adopt the provisions of FSP APB 14-1 as they relate to our Convertible Notes. As compared to our current accounting for our Convertible Notes, adoption of the proposal will reduce long-term debt, increase stockholders’ equity, and reduce net income and earnings per share. Adoption of the proposal would not affect our cash flows. We are currently evaluating the impact of the adoption of FSP APB 14-1 on our financial statements.

At the time FSP APB 14-1 is implemented we will, pursuant to the terms of the indenture governing our outstanding Convertible Notes, have the right for a period of 90 days thereafter, at our option, to call the Convertible Notes for redemption. However, although we will have such redemption right, we may not have sufficient cash to pay, or may not be permitted to pay, the required cash portion of the consideration that would be due to holders of the convertible notes in the event we elected to exercise such right or the ability to raise funds through debt or equity financing within the time period required for us to make such an election.

Due to the recent downturn in the market, certain of the marketable securities we own may take longer to auction than initially anticipated, if at all.

Marketable securities consist of investment grade auction rate securities. From the third quarter of 2007 to the present, our balance of auction rate securities failed to auction due to sell orders exceeding buy orders. These funds will not be available to us until a successful auction occurs or a buyer is found outside the auction process. As a result, $13.0 million of auction rate securities were written down to $10.7 million, based on our analysis, as an unrealized pre-tax loss to reflect a temporary decrease in fair value, reflected as an accumulated other comprehensive loss of $2.3 million in the stockholders’ equity section of our unaudited condensed consolidated balance sheet. We believe this decrease in fair value is temporary due to general macroeconomic market conditions, as the underlying securities have maintained their investment grade rating. There are no assurances that a successful auction will occur, or that we can find a buyer outside the auction process.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table represents information with respect to purchases of common stock made by the Company during the three months ended June 30, 2008:

Month of purchase	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs
April 1 - April 30, 2008	6,908	$19.10	$-	$-
May 1 – May 31, 2008	1,267	$20.52	$-	$-
June 1 - June 30, 2008	-	$-	$-	$-
Total	8,175	$19.32	$—	$—

(1)	Represents shares of common stock surrendered to the Company to pay employee withholding taxes due upon the vesting of restricted stock.

Item 4. Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Stockholders held on May 15, 2008, the stockholders of the Company voted on proposals to: (i) elect the seven individuals named below to serve as Directors of the Company, (ii) approve an amendment to the Company’s 2006 Equity Incentive Plan to increase the number of shares of common stock that the Company has authority to issue under the plan by 1.5 million shares, (iii) approve the Company’s Executive Incentive Bonus Plan and to (iv) ratify the appointment of BDO Seidman, LLP as the Company’s independent registered public accountants for the fiscal year ending December 31, 2008.

1) The votes cast by stockholders with respect to the election of Directors (all of whom were elected) were as follows:

Director	Votes Cast "For"	Votes Withheld
Neil Cole	50,159,030	2,615,754
Barry Emmanuel	49,871,564	2,903,220
Steven Mendelow	50,091,256	2,683,528
Drew Cohen	48,269,295	4,505,489
F. Peter Cuneo	50,092,566	2,682,218
Mark Freidman	50,081,164	2,693,620
James A. Marcum	50,251,641	2,523,143

2) The votes cast by stockholders with respect to the amendment to the Company’s 2006 Equity Incentive Plan (which was not approved) were as follows:

Votes Cast "For"	Votes Cast Against	Votes "Abstaining"
23,113,514	24,587,951	125,437

In addition, there were 4,947,882 “broker non-votes” with respect to this proposal.

3) The votes cast by stockholders with respect to the approval of the Company’s Executive Incentive Bonus Plan (which was approved) were as follows:

Votes Cast "For"	Votes Cast Against	Votes "Abstaining"
42,627,527	5,058,200	141,175

In addition, there were 4,947,882 “broker non-votes” with respect to this proposal .

4) The votes cast by stockholders with respect to the ratification of the appointment of BDO Seidman, LLP were as follows:

Votes Cast "For"	Votes Cast Against	Votes "Abstaining"
52,618,602	136,298	19,884

Item 6. Exhibits

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

Exhibit 10.1	Iconix Brand Group, Inc. Executive Incentive Bonus Plan (1)*

Exhibit 10.2	Agreement dated May 2008 between the Company and Neil Cole*

Exhibit 31.1	Certification of Chief Executive Officer Pursuant To Rule 13a-14 or 15d-14 of The Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Pursuant To Rule 13a-14 or 15d-14 of The Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to Annex B to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 7, 2008.
* Denotes management compensation plan or arrangement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Iconix Brand Group, Inc. (Registrant)

Date: August 6, 2008	/s/ Neil Cole
Neil Cole Chairman of the Board, President and Chief Executive Officer (on Behalf of the Registrant)

Date: August 6, 2008	/s/ Warren Clamen
Warren Clamen Chief Financial Officer