Form 10-Q
period 2008-09-30
ICONIX BRAND GROUP, INC.
filed 2008-11-06
CIK 857737

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.001 Par Value – 58,287,411shares as of November 5, 2008.

INDEX

FORM 10-Q

Iconix Brand Group, Inc. and Subsidiaries

Part I.  Financial Information
Item 1. Financial Statements

Iconix Brand Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except par value)

	September 30, 2008	December 31, 2007
	(Unaudited)
Assets
Current Assets:
Cash (including restricted cash of $1,286 in 2008 and $5,205 in 2007)	$83,932	$53,272
Accounts receivable	42,721	29,757
Deferred income taxes	7,442	7,442
Prepaid advertising and other	15,273	5,397
Total Current Assets	149,368	95,868
Property and equipment:
Furniture, fixtures and equipment	7,148	2,903
Less: Accumulated depreciation	(2,121)	(1,610)
	5,027	1,293
Other Assets:
Restricted cash	15,881	15,186
Marketable securities	10,660	10,920
Goodwill	133,428	128,898
Trademarks and other intangibles, net	1,033,262	1,038,201
Deferred financing costs, net	6,960	8,270
Non-current deferred income taxes	10,668	21,158
Other	19,524	16,336
	1,230,383	1,238,969
Total Assets	$1,384,778	$1,336,130

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$16,489	$15,804
Accounts payable, subject to litigation	1,878	1,878
Deferred revenue	2,285	6,162
Current portion of long-term debt	62,711	52,566
Total current liabilities	83,363	76,410

Non-current deferred income taxes	83,114	73,418
Long-term debt, less current maturities	609,830	649,590
Long term deferred revenue	9,152	8,792
Total Liabilities	785,459	808,210

Commitments and contingencies

Stockholders' Equity
Common stock, $.001 par value - shares authorized 150,000; shares issued 57,928 and 57,330 respectively	58	58
Additional paid-in capital	489,267	469,941
Retained earnings	113,958	60,941
Accumulated other comprehensive loss	(2,597)	(2,353)
Less: Treasury stock - 230 and 198 shares at cost, respectively	(1,367)	(667)
Total Stockholders’ Equity	599,319	527,920
Total Liabilities and Stockholders' Equity	$1,384,778	$1,336,130

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Income Statements
(in thousands, except earnings per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Licensing and other revenue	$55,135	42,681	162,502	112,593

Selling, general and administrative expenses	18,558	13,400	55,589	30,130
Expenses related to specific litigation	279	(39)	665	1,055

Operating income	36,298	29,320	106,248	81,408

Other expenses:
Interest expense	8,527	9,299	27,112	20,706
Interest income	(948)	(4,580)	(3,362)	(6,452)
Equity loss on joint venture	428	-	428	-
Other expenses - net	8,007	4,719	24,178	14,254

Income before income taxes	28,291	24,601	82,070	67,154

Provision for income taxes	9,974	7,608	29,053	22,625

Net income	$18,317	16,993	53,017	44,529

Earnings per share:
Basic	$0.32	0.30	0.92	0.79

Diluted	$0.30	0.28	0.87	0.73

Weighted average number of common shares outstanding:
Basic	57,841	56,801	57,662	56,569

Diluted	61,091	61,380	61,241	61,289

See Notes to Unaudited Condensed Consolidated Financial Statements.

 Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statement of Stockholders' Equity

Nine Months Ended September 30, 2008
(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Loss	Stock	Total
Balance at January 1, 2008	57,330	$58	$469,941	$60,941	$(2,353)	$(667)	$527,920
Shares issued on exercise of stock options	519	-	2,257	-	-	-	2,257
Shares issued on vesting of restricted stock	79	-	-	-	-	-	-
Shares issued for earn-out on acquisition	144	-	1,877	-	-	-	1,877
Tax benefit of stock option exercises	-	-	8,958	-	-	-	8,958
Amortization expense in connection with restricted stock	-	-	6,099	-	-	-	6,099
Stock option compensation	-	-	135	-	-	-	135
Shares repurchased on vesting of restricted stock and exercise of stock options	-	-	-	-	-	(700)	(700)
Comprehensive income:
Net Income	-	-	-	53,017	-	-	53,017
Change in fair value of cash flow hedge	-	-	-	-	16	-	16
Change in fair value of securities	-	-	-	-	(260)	-	(260)
Total comprehensive income	-	-	-	-	-	-	52,773
Balance at September 30, 2008	58,072	58	489,267	113,958	(2,597)	(1,367)	599,319

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$53,017	44,529
Depreciation of property and equipment	511	117
Amortization of trademarks and other intangibles	5,485	3,869
Amortization of deferred financing costs	1,316	847
Amortization of convertible note discount	1,133	359
Stock-based compensation expense	6,234	1,342
Bad debt expense	1,351	1,606
Accrued interest on long-term debt	983	419
Gain on sale of trademarks	(2,625)	-
Equity loss on joint venture	428	-
Deferred income taxes	20,186	22,442
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(14,315)	(18,362)
Prepaid advertising and other	(10,876)	(2,843)
Other assets	1,025	630
Deferred revenue	(3,517)	2,402
Accounts payable and accrued expenses	2,795	1,057
Net cash provided by operating activities	63,131	58,414
Cash flows used in investing activities:
Purchases of property and equipment	(4,245)	(68)
Additions to trademarks	(546)	(110)
Earn-out payment on acquisition	(4,453)	-
Collection on promissory note	1,000	-
Investment in joint venture	(2,000)	-
Payment of accrued expenses related to acquisitions	(1,293)	(1,537)
Cash and cash equivalents placed in escrow	-	(24,000)
Purchase of marketable securities	-	(196,400)
Sale of marketable securities	-	183,400
Acquisition of Danskin	-	(70,799)
Acquisition of Rocawear	-	(204,233)
Net cash used in investing activities	(11,537)	(313,747)
Cash flows provided by (used in) financing activities:
Proceeds from long-term debt	-	493,531
Proceeds from exercise of stock options and warrants	2,257	1,742
Proceeds from sale of warrants	-	37,491
Shares repurchased on vesting of restricted stock and exercise of stock options	(700)
Payment of long-term debt	(30,748)	(14,938)
Payment of expenses related to common stock issuance	-	(184)
Deferred financing costs	(6)	(5,011)
Excess tax benefit from share-based payment arrangements	8,958	-
Payment for purchase of convertible note hedge	-	(76,303)
Restricted cash - current	3,919	621
Restricted cash - non-current	(695)	(2,848)
Net cash provided by (used in) financing activities	(17,015)	434,101
Net increase in cash and cash equivalents	34,579	178,768
Cash, beginning of period	48,067	73,572
Cash, end of period	$82,646	252,340
Balance of restricted cash - current	1,286	3,647
Total cash including current restricted cash, end of period	$83,932	255,987

Supplemental disclosure of cash flow information:

	Nine Months Ended September 30,
	2008	2007

Cash paid during the period:
Income taxes	$5,325	$1,576
Interest	$22,811	$17,950

Supplemental disclosures of non-cash investing and financing activities:

	Nine Months Ended September 30,
	2008	2007

Net cost of hedge on convertible note	$-	$12,107

Acquisitions:
Common stock issued	$1,877	$496
Warrants issued - acquisition cost	$-	$4,931

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2008

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of Iconix Brand Group, Inc. ("Company"), all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months (“Current Quarter”) and the nine months (“Current Nine Months”) ended September 30, 2008 are not necessarily indicative of the results that may be expected for a full fiscal year.

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

The Company relies on a combination of Level 1 inputs generated by market transactions of identical instruments and Level 3 inputs using an income approach, to determine the fair value of certain financial instruments. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and financial liabilities and their placement within the fair value hierarchy. The following table summarizes the instruments measured at fair value at September 30, 2008:

Carrying Amount as of September 30, 2008 (000’s omitted)	Level 1	Level 2	Level 3	Valuation Technique
Marketable Securities	-	-	$10,660	(B	)

Cash Flow Hedge	$71	-	-	(A	)

In accordance with the provisions of FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, the Company has elected to defer implementation of SFAS No. 157 as it relates to its non-financial assets and non-financial liabilities until January 1, 2009 and is evaluating the impact, if any, this standard will have on its financial statements.

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

As of September 30, 2008, the Company held auction rate securities with a face value of $13.0 million and a fair value of $10.7 million. Although these auction rate securities continue to pay interest according to their stated terms, during the Current Nine Months the Company recorded an unrealized pre-tax loss of $0.3 million in other comprehensive loss as a reduction to stockholders’ equity to reflect a temporary decline in the fair value of the marketable securities reflecting failed auctions due to sell orders exceeding buy orders. The Company believes the decrease in fair value is temporary due to general macroeconomic market conditions, as interest is being paid in full as scheduled, the Company has the ability to hold the securities until an anticipated full redemption, and the underlying securities have maintained their investment grade rating. These funds will not be available to the Company until a successful auction occurs or a buyer is found outside the auction process. As these instruments have failed to auction and may not auction successfully in the near future, the Company has classified its marketable securities as non-current. The following table summarizes the activity for the period:

Description (000's omitted)	Auction Rate Securities
Balance at January 1, 2008	$10,920
Additions	-
Gains (losses) reported in earnings	-
Gains (losses) reported in other comprehensive income (loss)	(260)
Balance at September 30, 2008	$10,660

Cash Flow Hedge

On July 26, 2007, the Company purchased a hedge instrument from Lehman Brothers Special Financing Inc. (“LBSF”) to mitigate the cash flow risk of rising interest rates on the Term Loan Facility (see Note 4). This hedge instrument caps the Company’s exposure to rising interest rates at 6.00% for LIBOR for 50% of the forecasted outstanding balance of the Term Loan Facility (“Interest Rate Cap”). Based on management’s assessment, the Interest Rate Cap qualifies for hedge accounting under SFAS 133 “Accounting for Derivative Instruments and Hedging Transactions”. On a quarterly basis, the value of the hedge is adjusted to reflect its current fair value, with any adjustment flowing through other comprehensive income. The fair value of this instrument is calculated based on Level 1 inputs. At September 30, 2008, the fair value of the Interest Rate Cap was $71,000, resulting in an other comprehensive gain of $16,000 for the Current Nine Months, which is reflected in the Unaudited Condensed Consolidated Balance Sheet and Statement of Stockholders’ Equity, respectively. On October 3, 2008, LBSF filed a petition for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. The Company currently believes that the LBSF bankruptcy filing and its potential impact on LBSF will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

3.  Trademarks and Other Intangibles, net

Trademarks and other intangibles, net consist of the following:

		September 30, 2008		December 31, 2007
	Estimated	Gross		Gross
	Lives in	Carrying	Accumulated	Carrying	Accumulated
(000's omitted)	Years	Amount	Amortization	Amount	Amortization

Trademarks:
Indefinite life trademarks	indefinite	$1,007,921	$9,498	$1,007,625	$9,498
Definite life trademarks	10-15	19,147	1,903	18,897	856
Non-compete agreements	2-15	10,075	5,720	10,075	4,585
Licensing agreements	1.5-6	21,093	8,115	21,093	4,897
Domain names	5	570	308	570	223
		$1,058,806	$25,544	$1,058,260	$20,059

Amortization expense for intangible assets for the Current Nine Months and the nine months ended September 30, 2007 (“Prior Year Nine Months”) was $5.5 million and $3.9 million, respectively. The trademarks of Candies®, Bongo®, Joe Boxer®, Rampage®, Mudd®, London Fog®, Mossimo®, Ocean Pacific®, Danskin®, Rocawear®, Cannon®, Royal Velvet®, Fieldcrest®, Charisma®, and Starter® have been determined to have an indefinite useful life and accordingly, consistent with SFAS No. 142, no amortization has been recorded in the Company's consolidated income statements. Instead, each of these intangible assets will be tested for impairment at least annually on an individual basis as separate single units of accounting, with any related impairment charge recorded to the statement of operations at the time of determining such impairment.

4.  Debt Arrangements

The Company's debt is comprised of the following:

	September 30,	December 31,
(000’s omitted)	2008	2007
Convertible Senior Subordinated Notes	$282,684	$281,714
Term Loan Facility	255,307	270,751
Asset-Backed Notes	122,364	137,505
Sweet Note (Note 7)	12,186	12,186
Total Debt	$672,541	$702,156

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

Pursuant to Emerging Issues Task Force (“EITF”) 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion” (“EITF 90-19”), EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock” (“EITF 00-19”), and EITF 01-6, “The Meaning of Indexed to a Company's Own Stock” (“EITF 01-6”), the Convertible Notes are accounted for as convertible debt in the accompanying Condensed Consolidated Balance Sheet and the embedded conversion option in the Notes has not been accounted for as a separate derivative. For a discussion of the effects of the Convertible Notes and the Convertible Note Hedge and Sold Warrants discussed below on earnings per share, see Note 6.

At September 30, 2008, the balance of the Convertible Notes was $282.7 million. The Convertible Notes do not provide for any financial covenants.

In connection with the sale of the Convertible Notes, the Company entered into hedges for the Convertible Notes (“Convertible Note Hedges”) with respect to its common stock with two entities, one of which was Lehman Brothers OTC Derivatives Inc. (“Lehman OTC” and together with the other counterparty, the “Counterparties”). Pursuant to the agreements governing these Convertible Note Hedges, the Company purchased call options (the “Purchased Call Options”) from the Counterparties covering up to approximately 10.4 million shares of the Company's common stock of which 40% were purchased from Lehman OTC. These Convertible Note Hedges are designed to offset the Company's exposure to potential dilution upon conversion of the Convertible Notes in the event that the market value per share of the Company's common stock at the time of exercise is greater than the strike price of the Purchased Call Options (which strike price corresponds to the initial conversion price of the Convertible Notes and is simultaneously subject to certain customary adjustments). On June 20, 2007, the Company paid an aggregate amount of approximately $76.3 million of the proceeds from the sale of the Convertible Notes for the Purchased Call Options, of which $26.7 million was included in the balance of deferred income tax assets at June 30, 2007 and is being recognized over the term of the Convertible Notes. As of September 30, 2008, the balance of deferred income tax assets related to this transaction was $20.1 million.

The Company also entered into separate warrant transactions with the Counterparties whereby the Company, pursuant to the agreements governing these warrant transactions, sold to the Counterparties warrants (the “Sold Warrants”) to acquire up to 3.6 million shares of the Company's common stock of which 40% were sold to Lehman OTC, at a strike price of $42.40 per share of the Company's common stock. The Sold Warrants will become exercisable on September 28, 2012 and will expire by the end of 2012. The Company received aggregate proceeds of approximately $37.5 million from the sale of the Sold Warrants on June 20, 2007.

Pursuant to Emerging Issues Task Force (EITF) Issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” (EITF 00-19), and EITF Issue No. 01-06, “The Meaning of Indexed to a Company’s Own Stock” (EITF 01-06), the Convertible Note Hedge and the proceeds received from the issuance of the Sold Warrants were recorded as a charge and an increase, respectively, in additional paid-in capital in stockholders’ equity as separate equity transactions. As a result of these transactions, the Company recorded a net reduction to additional paid-in-capital of $12.1 million in June 2007.

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

In May 2008 the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlements)” (previously FSP APB 14-a), which will change the accounting treatment for convertible securities that an issuer may settle fully or partially in cash. Under the final FSP, cash-settled convertible securities will be separated into their debt and equity components. The value assigned to the debt component will be the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature. As a result, the debt will be recorded at a discount to adjust its below-market coupon interest rate to the market coupon interest rate for the similar debt instrument without the conversion feature. The difference between the proceeds for the convertible debt and the amount reflected as the debt component represents the value of the conversion feature and will be recorded as additional paid-in capital. The debt will subsequently be accreted to its par value over its expected life, with an offsetting increase in interest expense on the income statement to reflect the market rate for the debt component at the date of issuance.

Beginning with fiscal 2009, and applied retrospectively to all past periods presented, the Company will be required to adopt the provisions of FSP APB 14-1 as they relate to the Convertible Notes. As compared to the current accounting for the Convertible Notes, adoption of the proposal will reduce long-term debt, increase stockholders’ equity, and reduce net income and earnings per share. Adoption of the proposal would not affect the Company's cash flows. The Company estimates that the impact of this change in accounting policy will be approximately $13.1 million of non-cash interest expense for the full year 2009 as compared to a $12.2 million of non-cash interest expense the Company would have incurred for the full year 2008 had APB 14-1 been adopted on January 1, 2008.

On September 15, 2008 and October 3, 2008, respectively, Lehman Brothers Holdings Inc. (“Lehman Holdings”) and its subsidiary, Lehman OTC, filed for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in the Southern District of New York. The Company currently believes that the bankruptcy filings and their potential impact on these entities will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. The Company will continue to monitor the bankruptcy filings of Lehman Holdings and Lehman OTC. The terms of the Convertible Notes and the rights of the holders of the Convertible Notes are not affected in any way by the bankruptcy filings of Lehman Holdings or Lehman OTC.

Term Loan Facility

In connection with the acquisition of the Rocawear brand, in March 2007, the Company entered into a $212.5 million credit agreement with Lehman Brothers Inc., as lead arranger and bookrunner, and Lehman Commercial Paper Inc. (“LCPI”), as syndication agent and administrative agent (the “Credit Agreement” or “Term Loan Facility”). At the time, the Company pledged to LCPI, for the benefit of the lenders under the Term Loan Facility (the “Lenders”), 100% of the capital stock owned by the Company in its subsidiaries, OP Holdings and Management Corporation, a Delaware corporation (“OPHM”), and Studio Holdings and Management Corporation, a Delaware corporation (“SHM”). The Company's obligations under the Credit Agreement are guaranteed by each of OPHM and SHM, as well as by two of its other subsidiaries, OP Holdings LLC, a Delaware limited liability company (“OP Holdings”), and Studio IP Holdings LLC, a Delaware limited liability company ("Studio IP Holdings").

On October 3, 2007, in connection with the acquisition of Official-Pillowtex LLC, a Delaware limited liability company (“Official-Pillowtex”), with the proceeds of the Convertible Notes, the Company pledged to LCPI, for the benefit of the Lenders, 100% of the capital stock owned by the Company in Mossimo, Inc., a Delaware corporation (“MI”), and Pillowtex Holdings and Management Corporation, a Delaware corporation (“PHM”), each of which guaranteed the Company’s obligations under the Credit Agreement. Simultaneously with the acquisition of Official-Pillowtex, each of Mossimo Holdings LLC, a Delaware limited liability company (“Mossimo Holdings”), and Official-Pillowtex guaranteed the Company’s obligations under the Credit Agreement.

On December 17, 2007, in connection with the acquisition of the Starter brand, the Company borrowed $63.2 million pursuant to the Term Loan Facility (the “Additional Borrowing”). The net proceeds received by the Company from the Additional Borrowing were $60 million.

The guarantees are secured by a pledge to LCPI, for the benefit of the Lenders, of, among other things, the Ocean Pacific, Danskin, Rocawear, Mossimo, Cannon, Royal Velvet, Fieldcrest, Charisma, and Starter trademarks and related intellectual property assets, license agreements and proceeds therefrom. Amounts outstanding under the Term Loan Facility bear interest, at the Company’s option, at the Eurodollar rate or the prime rate, plus an applicable margin of 2.25% or 1.25%, as the case may be, per annum. The Credit Agreement provides that the Company is required to repay the outstanding term loan in equal quarterly installments in annual aggregate amounts equal to 1.00% of the aggregate principal amount of the loans outstanding, subject to adjustment for prepayments, in addition to an annual payment equal to 50% of the excess cash flow from the subsidiaries subject to the Term Loan Facility, as described in the Credit Agreement, with any remaining unpaid principal balance to be due on April 30, 2013 (the “Loan Maturity Date”). Upon completion of the Convertible Notes offering, the Loan Maturity Date was accelerated to January 2, 2012. The Term Loan Facility can be prepaid, without penalty, at any time. On March 11, 2008, the Company paid to LCPI, for the benefit of the Lenders, $15.6 million, representing 50% of the excess cash flow from the subsidiaries subject to the Term Loan Facility for Fiscal 2007. As a result of such payment, the Company is no longer required to pay the quarterly installments described above. The Term Loan Facility requires the Company to repay the principal amount of the term loan outstanding in an amount equal to 50% of the excess cash flow of the subsidiaries subject to the Term Loan Facility for the most recently completed fiscal year. If the Term Loan Facility had required the Company to repay the principal amount of the term loan outstanding based on the excess cash flow of such subsidiaries for the Current Nine Months rather than based upon the fiscal year end results, the Company would have been required to pay approximately $28.8 million, representing 50% of the excess cash flow of such subsidiaries for that nine-month period. This amount is now included in the Current portion of long-term debt. However, in accordance with the terms of the Term Loan Facility as noted above, the next calculation for determining the actual excess cash flow payment the Company will be required to make under the Term Loan Facility will be based on the results of the subsidiaries subject to the Term Loan Facility for the 12 months ending December 31, 2008, and therefore the $28.8 million shown in Current portion of long-term debt will more than likely change. The interest rate as of September 30, 2008 was 5.06%. At September 30, 2008, the balance of the Term Loan Facility was $255.3 million.  As of September 30, 2008, the Company was in compliance with all material covenants set forth in the Credit Agreement. The $272.5 million in proceeds from the Term Loan Facility were used by the Company as follows: $204.0 million was used to pay the cash portion of the initial consideration for the acquisition of the Rocawear brand; $2.1 million was used to pay the costs associated with the Rocawear acquisition; $60 million was used to pay the consideration for the acquisition of the Starter brand; and $3.9 million was used to pay costs associated with the Term Loan Facility. The costs of $3.9 million relating to the Term Loan Facility have been deferred and are being amortized over the life of the loan, using the effective interest method. As of September 30, 2008, the subsidiaries subject to the Term Loan Facility were Studio IP Holdings, OP Holdings, Mossimo Holdings and Official-Pillowtex. As of September 30, 2008, these subsidiaries owned the following trademarks: Danskin, Rocawear, Starter, Ocean Pacific/OP, Mossimo, Cannon, Royal Velvet, Fieldcrest, and Charisma.

On July 26, 2007, the Company purchased a hedge instrument to mitigate the cash flow risk of rising interest rates on the Term Loan Facility. See Note 2 for further information.

Asset-Backed Notes

The financing for certain of the Company's acquisitions has been accomplished through private placements by its subsidiary, IP Holdings LLC ("IP Holdings") of asset-backed notes ("Asset-Backed Notes") secured by intellectual property assets (trade names, trademarks, license agreements and payments and proceeds with respect thereto relating to the Candie’s, Bongo, Joe Boxer, Rampage, Mudd and London Fog brands) of IP Holdings. At September 30, 2008, the balance of the Asset-Backed Notes was $122.4 million.

Cash on hand in the bank account of IP Holdings is restricted at any point in time up to the amount of the next debt principal and interest payment required under the Asset-Backed Notes. Accordingly, $1.3 million and $5.2 million as of September 30, 2008 and December 31, 2007, respectively, have been disclosed as restricted cash within the Company's Current assets. Further, in connection with IP Holdings' issuance of Asset-Backed Notes, a reserve account has been established and the funds on deposit in such account will be applied to the final principal payment with respect to the Asset-Backed Notes. Accordingly, $15.9 million and $15.2 million as of September 30, 2008 and December 31, 2007, respectively, have been disclosed as restricted cash within Other assets on the Company's balance sheets.

Interest rates and terms on the outstanding principal amount of the Asset-Backed Notes as of September 30, 2008 are as follows: $42.6 million principal amount bears interest at a fixed interest rate of 8.45% with a six year term, $18.9 million principal amount bears interest at a fixed rate of 8.12% with a six year term, and $60.9 million principal amount bears interest at a fixed rate of 8.99% with a six and a half year term. The Asset-Backed Notes have no financial covenants by which the Company or its subsidiaries need comply. The aggregate principal amount of the Asset-Backed Notes will be fully paid by February 22, 2013.

Neither the Company nor any of its subsidiaries (other than IP Holdings) is obligated to make any payment with respect to the Asset-Backed Notes, and the assets of the Company and its subsidiaries (other than IP Holdings) are not available to IP Holdings' creditors. The assets of IP Holdings are not available to the creditors of the Company or its subsidiaries (other than IP Holdings).

Sweet Note

On April 23, 2002, the Company acquired the remaining 50% interest in Unzipped (see Note 7) from Sweet Sportswear, LLC (“Sweet”) for a purchase price comprised of 3,000,000 shares of its common stock and $11.0 million in debt, which was evidenced by the Company’s issuance of the 8% Senior Subordinated Note due in 2012 (“Sweet Note”). Prior to August 5, 2004, Unzipped was managed by Sweet pursuant to the Management Agreement (as defined in Note 7), which obligated Sweet to manage the operations of Unzipped in return for, commencing in fiscal 2003, an annual management fee based upon certain specified percentages of net income achieved by Unzipped during the three- year term of the agreement. In addition, Sweet guaranteed that the net income, as defined in the agreement, of Unzipped would be no less than $1.7 million for each year during the term, commencing with fiscal 2003. In the event that the guarantee was not met for a particular year, Sweet was obligated under the Management Agreement to pay the Company the difference between the actual net income of Unzipped, as defined, for such year and the guaranteed $1.7 million. That payment, referred to as the shortfall payment, could be offset against the amounts due under the Sweet Note at the option of either the Company or Sweet. As a result of such offsets, the balance of the Sweet Note was reduced by the Company to $3.1 million as of December 31, 2006 and $3.0 million as of December 31, 2005 and was reflected in Long- term debt. This note bears interest, which was accrued for in the Current Nine Months, at the rate of 8% per year and matures in April 2012.

In November 2007, the Company received a signed judgment related to the Sweet Sportswear/Unzipped litigation. See Note 9.

The judgment stated that the Sweet Note (originally $11.0 million when issued by the Company upon the acquisition of Unzipped from Sweet in 2002) should total approximately $12.2 million as of December 31, 2007. The recorded balance of the Sweet Note, prior to any adjustments related to the judgment was approximately $3.2 million. The Company increased the Sweet Note by approximately $6.2 million and recorded the expense as a special charge. The Company further increased the Sweet Note by approximately $2.8 million to record the related interest and included the charge in interest expense. The Sweet Note as of September 30, 2008 is approximately $12.2 million and included in the current portion of long-term debt.

In addition, in November 2007 the Company was awarded a judgment of approximately $12.2 million for claims made by it against Hubert Guez and Apparel Distribution Services, Inc. As a result, the Company recorded a receivable of approximately $12.2 million and recorded the benefit in special charges in Fiscal 2007. This receivable is included in other assets - non-current and bears interest, which was accrued for in the Current Nine Months, at the rate of 8% per year.

Debt Maturities

A breakdown of the Company’s estimated current portion of its long-term debt maturities as of September 30, 2008 are as follows:

(000’s omitted)	September 30, 2008
Convertible Notes	$-
Term Loan Facility	28,765
Asset-Backed Notes	21,760
Sweet Note	12,186
Total Debt	$62,711

The Company’s debt maturities on a calendar year basis are as follows:

(000’s omitted)	Total	Q4 2008	2009	2010	2011	2012	2013
Convertible Notes	$282,684	$-	$-	$-	$-	$282,684	-
Term Loan Facility	255,307	-	28,765	-	-	226,542	-
Asset-Backed Notes	122,364	5,267	22,231	24,216	26,380	33,468	10,802
Sweet Note	12,186	12,186	-	-	-	-	-
Total Debt	$672,541	$17,453	$50,996	24,216	26,380	542,694	10,802

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

The fair value for these options and warrants was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

Expected Volatility	30 - 50%
Expected Dividend Yield	0%
Expected Life (Term)	3 - 7 years
Risk-Free Interest Rate	3.00 - 4.75%

The options that the Company granted under its plans expire at various times, either five, seven or ten years from the date of grant, depending on the particular grant.

Summaries of the Company's stock options, warrants and performance related options activity, and related information for the Current Quarter are as follows:

	Options	Weighted- Average Exercise Price

Outstanding January 1, 2008	5,106,543	$4.23
Granted	-	-
Canceled	-	-
Exercised	519,405	4.50
Expired	-	-
Outstanding September 30, 2008	4,587,138	4.20
Exercisable at September 30, 2008	4,569,138	4.15

	Warrants	Weighted- Average Exercise Price

Outstanding January 1, 2008	266,900	$16.76
Granted	-
Canceled	-
Exercised	-
Expired	-
Outstanding September 30, 2008	266,900	$16.76
Exercisable at September 30, 2008	266,900	$16.76

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

The Company has granted restricted stock-based awards to certain employees. The awards have restriction periods tied to employment and vest over a period of up to five years. The cost of the restricted stock-based awards, which is the fair market value on the date of grant net of estimated forfeitures, is expensed ratably over the vesting period. During the Current Nine Months, the Company awarded an aggregate of 1,658,698 restricted stock-based awards, of which 315,116 are performance based. During the Prior Year Nine Months, the Company awarded an aggregate of 79,545 restricted stock-based awards, none of which were performance based. The securities awarded during the Current Nine Months and the Prior Year Nine Months have a vesting period of up to five years and a fair market value of approximately $32.9 million and $1.6 million, respectively. During the Current Nine Months, 98,242 restricted stock-based awards had vested.

Unearned compensation expense related to restricted securities grants for the Current Nine Months and the Prior Year Nine Months was approximately $6.2 million and $1.2 million, respectively. An additional amount of $25.7 million is expected to be expensed evenly over a period of approximately three months to five years.

The following tables summarize information about unvested restricted securities transactions:

	Securities	Weighted Average Grant Date Fair Value
Non-vested, January 1, 2008	144,127	$19.41
Granted	1,658,698	19.86
Vested	(98,242)	19.09
Forfeited	-	-
Non-vested, September 30, 2008	1,704,583	$19.86

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

Securities Available for Issuance

As of September 30, 2008, the number of securities remaining available for issuance under the Company’s 2001, 2002 and 2006 equity compensation plans, excluding securities to be issued upon exercise of outstanding options, warrants, and rights, is 51,750, 32,274, and 138,465, respectively.

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

As of September 30, 2008, of the total potentially dilutive shares related to restricted stock-based awards, stock options and warrants, 1.9 million were anti-dilutive. As of September 30 2007, 3.6_ million warrants to purchase common stock shares were anti-dilutive, and no restricted stock-based awards or stock options were anti-dilutive.

As of September 30, 2008, of the performance related restricted stock-based awards issued in connection with the Company’s new employment agreement with its chairman, chief executive officer and president, 1.2 million of such awards (which is included in the total 1.9 million anti-dilutive stock-based awards described above) were anti-dilutive and therefore not included in this calculation.

Warrants issued in connection with the Company’s Convertible Notes financing were anti-dilutive and therefore not included in this calculation. Portions of the convertible note that would be subject to conversion to common stock were anti-dilutive as of September 30, 2008 and therefore not included in this calculation.

A reconciliation of shares used in calculating basic and diluted earnings per share follows:

	For the Three		For the Nine
	Months Ended		Months Ended
(000's omitted)	September 30,		September 30,
	2008	2007	2008	2007
Basic	57,841	56,801	57,662	56,569
Effect of exercise of stock options	3,106	4,579	3,426	4,720
Effect of contingent common stock issuance	144	-	144	-
Effect of assumed vesting of restricted stock	-	-	9	-

Diluted	61,091	61,380	61,241	61,289

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

There were no transactions with these related parties during the Current Nine Months and the Prior Year Nine Months.

In November 2007, a judgment was entered in the Unzipped litigation, pursuant to which the $3.1 million in accounts payable to ADS/Azteca (previously shown as “accounts payable - subject to litigation”) was eliminated and recorded in the income statement as a benefit to the “expenses related to specific litigation”.

As a result of the judgment, in Fiscal 2007 the balance of the $11.0 million principal amount Sweet Note, originally issued by the Company upon the acquisition of Unzipped from Sweet in 2002, including interest, was increased from approximately $3.2 million to approximately $12.2 million as of December 31, 2007. Of this increase, approximately $6.2 million was attributed to the principal of the Sweet Note and the expense was recorded as an expense related to specific litigation. The remaining $2.8 million of the increase was attributed to related interest on the Sweet Note and recorded as interest expense. As of September 30, 2008, the full $12.2 million current balance of the Sweet Note and $0.7 million of accrued interest are included in the current portion of long term debt and accounts payable and accrued expenses, respectively.

In addition, in November 2007 the Company was awarded a judgment of approximately $12.2 million for claims made by it against Hubert Guez and ADS. As a result, the Company recorded a receivable of approximately $12.2 million and recorded the benefit in special charges for Fiscal 2007. As of September 30, 2008, this receivable and the associated accrued interest of $0.7 million for the Current Nine Months are included in other assets - non-current.

8.  Expenses Related to Specific Litigation

Expenses related to specific litigation consist of legal expenses and costs related to the Unzipped litigation. For the Current Nine Months and Prior Year Nine Months, the Company recorded expenses related to specific litigation of $0.7 million and $1.1 million, respectively. See Note 7 for information relating to Unzipped.

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

On March 7, 2008, the Court commenced a hearing with regard to plaintiffs’ petition seeking in excess of $15.0 million attorneys’ fees and costs, which hearing was concluded on April 18, 2008. By order dated May 6, 2008, the Court awarded plaintiffs certain statutory costs against the Guez defendants. The Court also determined that plaintiffs were entitled to pursue recovery of their non-statutory costs, comprised primarily of expert witness fees, incurred in connection with this action. The hearing with regard to plaintiffs’ recovery of non-statutory costs was conducted on August 7 and 8, 2008.

By final order dated October 31, 2008, the Plaintiffs’ petition for attorneys’ fees was granted with respect to $7,663,456 of fees. The Court did not award any non-statuatory costs.

On November 21, 2007, the Guez defendants filed a notice of appeal. They also filed a $49,090,491 undertaking with the Court, consisting primarily of a $43,380,491 personal surety given jointly by Gerard Guez and Jacqueline Rose Guez, bonding the monetary portions of the Judgments. By Order dated December 17, 2008 the Court determined that the undertaking was adequate absent changed circumstances. This determination serves to prevent the Company and its subsidiaries from pursuing collection of the monetary portions of the Judgments during the pendency of the appeal. The Company and its subsidiaries filed a notice of appeal on November 26, 2007, appealing, among other things, those parts of the jury’s verdicts vacated by the Court in connection with the Guez defendants’ post-trial motions. The Company and its subsidiaries intend to vigorously pursue their appeal, and vigorously defend against the Guez parties’ appeal.

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

Bongo Apparel, Inc. litigation

On or about June 12, 2006, Bongo Apparel, Inc. (“BAI”) filed suit in the Supreme Court of the State of New York, County of New York, against the Company and IP Holdings alleging certain breaches of contract and other claims and seeks, among other things, damages of at least $25 million. Additionally, on or about October 6, 2006, the Company and IP Holdings filed suit in the United States District Court for the Southern District of New York against BAI and its guarantor, TKO Apparel, Inc. (“TKO”). In that complaint, the Company and IP Holdings asserted various contract, tort and trademark claims that arose as a result of the failures of BAI with regard to the Bongo men's jeanswear business and its wrongful conduct with regard to the Bongo women's jeanswear business. The Company and IP Holdings sought monetary damages in an amount in excess of $10 million and a permanent injunction with respect to the use of the Bongo trademark.

By Agreement and Mutual General Release dated September 15, 2008, the Company, IP Holdings, BAI, and TKO entered into an Agreement and Mutual General Release settling their disputes identified or that could have been identified in the actions set forth immediately below (the “Settlement Agreement”). Among other things, the Settlement Agreement requires TKO to pay to the Company a total of $1,000,000 over an eight year period, and obligated the parties to dismiss all of the actions identified below with prejudice, which has occurred. Also, by Personal Guaranty dated September 15, 2008, J. Kenneth Tate and James D. Tate personally guaranteed TKO’s payment obligations arising pursuant to the Settlement Agreement.

Normal Course litigation

From time to time, the Company is also made a party to litigation incurred in the normal course of business. While any litigation has an element of uncertainty, the Company believes that the final outcome of any of these routine matters will not have a material effect on the Company’s financial position or future liquidity.

10.  Related Party Transactions

On May 1, 2003, the Company granted Kenneth Cole Productions, Inc. the exclusive worldwide license to design, manufacture, sell, distribute and market footwear under its Bongo brand. The chief executive officer and chairman of Kenneth Cole Productions is Kenneth Cole, who is the brother of Neil Cole, the Company's chairman, chief executive officer and president. During the Current Nine Months and Prior Year Nine Months, the Company earned $0.9 million and $0.8 million, respectively, in royalties from Kenneth Cole Productions.

The Candie's Foundation, a charitable foundation founded by Neil Cole for the purpose of raising national awareness about the consequences of teenage pregnancy, owed the Company $0.5 million and $0.4 million at September 30, 2008 and December 31, 2007, respectively, which is included in prepaid advertising and other on the unaudited condensed consolidated balance sheet. The Candie's Foundation intends to pay-off the entire borrowing from the Company, although additional advances will be made as and when necessary. Mr. Cole’s wife, Elizabeth Cole, performs services for the foundation but receives no compensation.

The Company recorded expenses of approximately $303,000 for the Current Nine Months for the hire and use of aircraft owned by a company in which the Company’s chairman, chief executive officer and president is the sole owner.  There were no such expenses in the Prior Year Nine Months. Management believes that all transactions were made on terms and conditions similar to those available in the marketplace from unrelated parties.

11.  Joint Venture

On September 5, 2008, the Company and Novel Fashions Limited (“Novel”) formed a joint venture (“Iconix China”) to develop, exploit and market the Company's brands in the People’s Republic of China, Hong Kong, Macau and Taiwan (the “Territory”). Pursuant to the terms of this transaction, the Company has committed to contribute to Iconix China $5 million and substantially all rights to its brands in the Territory, and Novel has committed to contribute $20 million, over the two-year period following the consummation of the transaction.

FASB Interpretations No. 46(R) Consolidation of Variable Interest Entities (“FIN 46(R)”) addresses consolidation by business enterprises of variable interest entities. Based on the corporate structure, voting rights and contributions of the Company and Novel, Iconix China is considered a variable interest entity that is not subject to consolidation, as the Company is not the primary beneficiary of Iconix China.

Upon consummation of this joint venture transaction, the Company recorded approximately a $2.6 million gain from its contribution of the substantially all rights to its brands in the Territory, which is included in Licensing and other revenue on the unaudited condensed consolidated income statements. During the Current Quarter, Iconix China recorded a net loss of approximately $856,000. The Company has recorded its 50% share of the net loss as an Equity loss on joint venture of $428,000, included in the Other expenses section of the unaudited condensed consolidated income statements. As of September 30, 2008 the Company has contributed $2.0 million and Novel has contributed $8.0 million.

12.  Segment Data

The Company has one reportable segment, licensing revenue generated from its brands. The geographic regions consist of the United States and Other (which principally represents Canada, Japan and Europe). Long lived assets are all located in the United States. Revenues attributed to each region are based on the location in which licensees are located.

The revenues by type of license and information by geographic region are as follows:

	For the three months ended		For the nine months ended
(000's omitted)	September 30,		September 30,
	2008	2007	2008	2007
Revenues by product line:
Direct-to-retail license	$11,455	$10,740	$41,229	$37,256
Wholesale license	40,247	31,139	116,658	73,528
Other	3,433	802	4,615	1,809
	$55,135	$42,681	$162,502	$112,593

Revenues by geographic region:
United States	$48,930	$40,201	$149,722	$105,787
Other	6,205	2,480	12,780	6,806
	$55,135	$42,681	$162,502	$112,593

13.  Subsequent Events

Acquisition of Waverly

On October 3, 2008, the Company completed its acquisition, from NexCen Brands, Inc. and its subsidiaries (the “Sellers”), of certain of the assets and rights related to the Sellers’ business of marketing, licensing and managing the Sellers’ Waverly group of trademarks, intellectual property and related names worldwide (“Waverly”) pursuant to an Asset Purchase Agreement, dated as of September 29, 2008 (the “Purchase Agreement”). The aggregate purchase price paid was $26,000,000.

In accordance with the terms of the Purchase Agreement, at the closing, the Company paid the Sellers $26,000,000 in cash and assumed certain liabilities of the Sellers. In accordance with the terms of the Purchase Agreement, the Sellers delivered all of their right, title and interest in Waverly to Studio IP Holdings.

Stock Repurchase Program

On October 30, 2008, the Company's Board of Directors authorized the repurchase of up to $75 million of the Company's common stock over a period of approximately three years. This authorization replaces any prior plan or authorization. The current plan does not obligate the Company to repurchase any specific number of shares and may be suspended at any time at management's discretion.

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

Executive Summary. We are a brand management company engaged in licensing, marketing and providing trend direction for a diversified and growing portfolio of consumer brands. Our brands are sold across every major segment of retail distribution, from luxury to mass. As of September 30, 2008, we owned 16 iconic consumer brands: Candie’s, Bongo, Badgley Mischka, Joe Boxer, Rampage, Mudd, London Fog, Mossimo, Ocean Pacific/OP, Danskin, Rocawear, Cannon, Royal Velvet, Fieldcrest, Charisma, and Starter. We license our brands worldwide through approximately 210 direct-to-retail and traditional wholesale licenses for use in connection with a broad variety of product categories, including footwear, fashion accessories, sportswear, home products and décor, and beauty and fragrance. Our business model allows it to focus on its core competencies of marketing and managing brands without many of the risks and investment requirements associated with a more traditional operating company. Its licensing agreements with leading retail and wholesale partners throughout the world provide us with a predictable stream of guaranteed minimum royalties.

Our growth strategy is focused on increasing licensing revenue from its existing portfolio of brands through the addition of new product categories, expanding its brands’ retail penetration and optimizing the sales of its licensees. We will also seek to continue the international expansion of its brands by partnering with leading licensees throughout the world. Finally, we believe we will continue to acquire iconic consumer brands that can be merchandised over a wide range of categories to further diversify our brand portfolio. On October 3, 2008 we acquired Waverly, a premier home fashion and lifestyle brand and one of the most recognized names in home furnishings.

Results of Operations

For the three months ended September 30, 2008

Revenue. Revenue for the Current Quarter increased to $55.1 million from $42.7 million during the Prior Year Quarter, an increase of $12.4 million. During the Current Quarter, we recorded a non-cash gain of approximately $2.6 million related to the sale of a trademark to our 50% owned joint venture in China (see Note 11 in the Notes to unaudited condensed consolidated financial statements). The principal driver of the remaining growth of $9.8 million was a full quarter of revenue generated from the acquisitions of the Official-Pillowtex brands (i.e. Cannon, Royal Velvet, Fieldcrest, Charisma) and Starter made during the fourth quarter of Fiscal 2007, which had no comparable revenue in the Prior Year Quarter.

Operating Expenses. Selling, general and administrative (“SG&A”) expenses totaled $18.6 million in the Current Quarter compared to $13.4 million in the Prior Year Quarter. The increase of $5.2 million was primarily related to: (i) an increase of approximately $2.3 million in payroll costs, primarily due to an increase of $1.4 million in non-cash stock compensation expense, from $0.5 million in the Prior Year Quarter to $1.9 million in the Current Quarter, of which $1.3 million of the increase related to the new employment contract with our chairman, chief executive officer and president, with the balance of the aggregate increase in payroll costs attributable to the increase in employee headcount mainly related to our 2007 acquisitions; (ii) an increase of approximately $0.9 million in advertising mainly driven by increased advertising related to brands acquired in the fourth quarter of Fiscal 2007, with no comparable advertising expense in the Prior Year Quarter; and (iii) amortization of intangible assets (mainly contracts and non-competes) as a direct result of the Official-Pillowtex, Starter, and Artful Dodger brands acquisitions which accounted for $0.6 million in the Current Quarter and for which there was no comparable expense in the Prior Year Quarter. The remaining increase in SG&A of $1.4 million is primarily attributed to an increase in other general and administrative expenses associated with the Danskin, Rocawear, Official-Pillowtex, and Starter brand acquisitions.

For the Current Quarter and Prior Year Quarter our expenses related to specific litigation (formerly called special charges), included an expense for professional fees of $0.3 million and a reimbursement of certain fees totaling $39,000, respectively, relating to litigation involving Unzipped. See Notes 7 and 8 of Notes to Unaudited Condensed Consolidated Financial Statements.

Operating Income. Operating income for the Current Quarter increased to $36.3 million, representing approximately 66% of total revenue, compared to $29.3 million or approximately 69% of total revenue in the Prior Year Quarter. The decrease in our operating margin percentage is primarily the result of the increase in operating expenses for the reasons detailed above.

Other Expenses - Net - Interest expense increased by $2.9 million in the Current Quarter to $7.6 million, compared to interest expense of $4.7 million in the Prior Year Quarter. This increase was due to several factors: (i) an increase in our debt financing arrangements in connection with the acquisition of Starter; (ii) interest expense related to the Sweet Note; and, (iii) a decrease in interest income related to our higher cash balance during the Prior Year Quarter related to the proceeds from the Convertible Notes. This increase was offset by a decrease in the interest rate for our variable rate debt (i.e. our Term Loan Facility) and interest income related to our judgment against Herbert Guez and ADS. See Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements. Deferred financing costs increased by $0.5 million in the Current Quarter to $0.8 million from $0.3 million in the Prior Year Quarter due to additional financing obtained in Fiscal 2007.

Provision for Income Taxes. The effective income tax rate for the Current Quarter is approximately 35.3% resulting in the $10.0 million income tax expense, as compared to an effective income tax rate of 30.9% in the Prior Year Quarter which resulted in the $7.6 million income tax expense.

Net Income. The Company’s net income was $18.3 million in the Current Quarter, compared to net income of $17.0 million in the Prior Year Quarter, as a result of the factors discussed above.

For the nine months ended September 30, 2008

Revenue. Revenue for the Current Nine Months increased to $162.5 million from $112.6 million during the Prior Year Nine Months. During the Current Nine Months, we recorded a non-cash gain of approximately $2.6 million related to the sale of a trademark to our joint venture in China. The principal driver of this growth of $47.3 million was three full quarters of revenue generated from the acquisitions of Rocawear and Danskin, as compared to only two quarters of revenue from these brands in the Prior Year Nine Months, and three full quarters of revenue generated from the acquisitions of the Official-Pillowtex brands, Starter and Artful Dodger made during the fourth quarter of 2007, which had no comparable revenue in the Prior Year Nine Months.

Operating Expenses. SG&A expenses totaled $55.6 million in the Current Nine Months compared to $30.1 million in the Prior Year Nine Months. The increase of $25.5 million was primarily related to: (i) an increase of approximately $9.4 million in payroll costs, primarily due to an increase of $4.9 million in non-cash stock compensation expense, from $1.3 million in the Prior Year Nine Months to $6.2 million in the Current Nine Months, of which $4.0 million of the increase related to the new employment contract with our chairman, chief executive officer and president, with the balance of the aggregate increase in payroll costs attributable to the increase in employee headcount mainly related to our 2007 acquisitions; (ii) an increase of approximately $7.6 million in advertising mainly driven by three full quarters of advertising related to brands acquired in Fiscal 2007; (iii) amortization of intangible assets (mainly contracts and non-competes) as a direct result of the Danskin, Rocawear, Official-Pillowtex, Starter, and Artful Dodger brands acquisitions, which accounted for $3.5 million in the Current Nine Months and $1.2 million in the Prior Year Nine Months; and (iv) an increase of $3.5 million in professional fees primarily related to increased maintenance costs on new trademarks. The remaining increase in SG&A of $2.7 million relates to an increase in other general and administrative expenses associated with the Danskin, Rocawear, Official-Pillowtex, and Starter brand acquisitions.

For the Current Nine Months and Prior Year Nine Months, our expenses related to specific litigation, formerly known as special charges, included an expense for professional fees of $0.7 million and $1.1 million, respectively, relating to litigation involving Unzipped. See Notes 7 and 8 of Notes to Unaudited Condensed Consolidated Financial Statements.

Operating Income. Operating income for the Current Nine Months increased to $106.2 million, or approximately 65% of total revenue, compared to $81.4 million or approximately 72% of total revenue in the Prior Year Nine Months. The decrease in our operating margin percentage is primarily the result of the increase in operating expenses for the reasons detailed above.

Other Expenses - Net - Interest expense increased by $9.5 million in the Current Nine Months to $23.8 million, compared to interest expense of $14.3 million in the Prior Year Nine Months. This increase was due to several factors: (i) an increase in our debt financing arrangements in connection with the acquisitions of Rocawear, Official-Pillowtex and Starter; (ii) interest expense related to the Sweet Note; and, (iii) a decrease in interest income related to our higher cash balance during the Prior Year Nine Months related to the proceeds from the Convertible Notes. This increase was offset by a decrease in interest rates for our variable rate debt (i.e. our Term Loan Facility) and interest income related to our judgment against Herbert Guez and ADS. See Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements. Specifically, for the Current Nine Months, there was a total interest expense relating to the Term Loan Facility, Convertible Notes and the Sweet Note of approximately $11.5 million, $4.0 million and $0.7 million respectively with no comparable interest expense in the Prior Year Nine Months. Deferred financing costs increased by $1.7 million in the Current Nine Months to $2.5 million from $0.8 million in the Prior Year Nine Months due to additional financing obtained in Fiscal 2007.

Provision for Income Taxes. The effective income tax rate for the Current Nine Months is approximately 35.4% resulting in the $29.1 million income tax expense, as compared to an effective income tax rate of 33.7% in the Prior Year Nine Months which resulted in the $22.6 million income tax expense.

Net Income. The Company’s net income was $53.0 million in the Current Nine Months, compared to net income of $44.5 million in the Prior Year Nine Months, as a result of the factors discussed above.

Liquidity and Capital Resources

Liquidity

Our principal capital requirements have been to fund acquisitions, working capital needs, and to a lesser extent capital expenditures. We have historically relied on internally generated funds to finance our operations and our primary source of capital needs for acquisition has been the issuance of debt and equity securities. At September 30, 2008 and December 31, 2007, our cash totaled $83.9 million and $53.3 million, respectively, including short-term restricted cash of $1.3 million and $5.2 million, respectively.

Subsequent to the Current Quarter, on October 3, 2008, we completed our acquisition of Waverly for $26.0 million in cash. We funded the acquisition from cash on hand at September 30, 2008. See Note 13 for further details on this acquisition.

The Term Loan Facility requires us to repay the principal amount of the term loan outstanding in an amount equal to 50% of the excess cash flow of the subsidiaries subject to the Term Loan Facility for the most recently completed fiscal year. If the Term Loan Facility had required us to repay the principal amount of the term loan outstanding based on the excess cash flow of such subsidiaries for the nine months ended September 30, 2008 rather than based upon the fiscal year end results, we would have been required to pay approximately $28.8 million, representing 50% of the excess cash flow of such subsidiaries for that nine-month period. However, in accordance with the terms of the Term Loan Facility as noted above, the next calculation for determining the actual excess cash flow payment we will be required to make under the Term Loan Facility will be based on the results of the subsidiaries subject to the Term Loan Facility for the 12 months ending December 31, 2008, and therefore the $28.8 million shown in Current portion of long-term debt will more than likely change

We believe that cash from future operations as well as currently available cash will be sufficient to satisfy our anticipated working capital requirements for the foreseeable future. We intend to continue financing its brand acquisitions through a combination of cash from operations, bank financing and the issuance of additional equity and/or debt securities. See Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements for a description of certain prior financings consummated by us..

As of September 30, 2008, our marketable securities consist of investment grade auction rate securities. During Fiscal 2007, we invested $196.4 million in auction rate securities and the majority of these securities ($183.4 million) had successful auctions. However, beginning in the third quarter of Fiscal 2007, $13.0 million of the auction rate securities failed auctions due to sell orders exceeding buy orders. These funds will not be available to us until a successful auction occurs or a buyer is found outside the auction process. As a result, $13.0 million of auction rate securities were written down to $10.7 million, using Level 3 inputs with present value techniques as described by the fair value hierarchy and the income approach outlined in SFAS 157, as an unrealized pre-tax loss of $2.3 million to reflect a temporary decrease in fair value. As the write-down of $2.3 million has been identified as a temporary decrease in fair value, the write-down has not impacted our earnings and is reflected as an other comprehensive loss in the consolidated statement of stockholders’ equity. We believe this decrease in fair value is temporary due to general macroeconomic market conditions, as interest is being paid in full as scheduled, we have the ability to hold the securities until an anticipated full redemption, and the underlying securities have maintained their investment grade rating. We believe our cash flow from future operations and its cash will be sufficient to satisfy its anticipated working capital requirements for the foreseeable future, regardless of the timeliness of the auction process.

Changes in Working Capital

At September 30, 2008 and December 31, 2007 the working capital ratio (current assets to current liabilities) was 1.79 to 1 and 1.25 to 1, respectively. This increase was driven by an increase in cash as well as the factors set forth below:

Operating Activities

Net cash provided by operating activities totaled $63.1 million in the Current Nine Months, as compared to $58.4 million of net cash provided by operating activities in the Prior Year Nine Months. Cash provided by operating activities in the Current Nine Months increased $4.7 million primarily due to net income of $53.0 million, stock-based compensation expense of $6.2 million of which $4.0 million can be directly attributed to our new contract with the chief executive officer, amortization of intangibles of $5.5 million of which $2.3 million relates to one additional quarter of amortization for those brands acquired at the end of the first quarter of 2007 (ie. Danskin and Rocawear) as well as three quarters of amortization for the Official-Pillowtex and Starter brands, and a net increase of $20.2 million in deferred income taxes primarily related to the provision for income taxes for the Current Nine Months, offset primarily by increases of $14.3 million in accounts receivable and $10.9 million in prepaid advertising and other, and a decrease of $3.5 million in deferred revenue. We continue to rely upon cash generated from licensing operations to finance our operations.

Investing Activities

Net cash used in investing activities in the Current Nine Months totaled $11.5 million, as compared to $313.7 million used in the Prior Year Nine Months. In the Current Nine Months, we paid cash earn-outs of $3.3 million related to our acquisition of Official-Pillowtex and $1.1 million related to our acquisition of Rocawear, which were recorded as increases to goodwill; in addition, and we made an initial cash contribution of $2.0 million to our 50% owned joint venture in China. This aggregate of cash used in investing activities was offset by collection of $1.0 million related to an outstanding promissory note. In the Prior Year Nine Months, we paid $70.8 million in cash for certain assets related to the Danskin brand, $204.2 million in cash for certain assets related to the Rocawear brand, and $196.4 million for the purchase of certain marketable securities, offset by the sale of $183.4 million of those marketable securities. Capital expenditures for the Current Nine Months were $4.2 million, compared to less than $0.1 million in capital expenditures in the Prior Year Nine Months, primarily relating to the purchase of fixtures for certain brands.

Financing Activities

Net cash used in financing activities was $17.0 million in the Current Nine Months, compared with $434.1 million of net cash provided by financing activities in the Prior Year Nine Months. Of the $17.0 million in net cash used in financing activities, $30.7 million was used for principal payments related to the Asset-Backed Notes and the Term Loan Facility. This was offset by $9.0 million from the excess tax benefit from share-based payment arrangements, $2.3 million from net proceeds in connection with the exercise of stock options and warrants, and a net decrease of $3.2 million in total restricted cash.

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

The Company adopted FIN 48 beginning January 1, 2007. The implementation of FIN 48 did not have a significant impact on the Company’s financial position or results of operations. The total unrecognized tax benefit was $1.1 million at the date of adoption. At September 30, 2008, the total unrecognized tax benefit was $1.1 million. However, the liability is not recognized for accounting purposes because the related deferred tax asset has been fully reserved in prior years. The Company is continuing its practice of recognizing interest and penalties related to income tax matters in income tax expense. There was no accrual for interest and penalties related to uncertain tax positions for the Current Nine Months. The Company files federal and state tax returns and is generally no longer subject to tax examinations for fiscal years prior to 2004.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which requires an acquirer to do the following: expense acquisition related costs as incurred; record contingent consideration at fair value at the acquisition date with subsequent changes in fair value to be recognized in the income statement; and, any adjustments to the purchase price allocation are to be recognized as a period cost in the income statement. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier application is prohibited. At the date of adoption, SFAS 141R is expected to have a material impact on the Company’s results of operations and our financial position due to our acquisition strategy.

In May 2008 the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlements)” (previously FSP APB 14-a), which will change the accounting treatment for convertible securities that an issuer may settle fully or partially in cash. Under the final FSP, cash-settled convertible securities will be separated into their debt and equity components. The value assigned to the debt component will be the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature. As a result, the debt will be recorded at a discount to adjust its below-market coupon interest rate to the market coupon interest rate for the similar debt instrument without the conversion feature. The difference between the proceeds for the convertible debt and the amount reflected as the debt component represents the value of the conversion feature and will be recorded as additional paid-in capital. The debt will subsequently be accreted to its par value over its expected life, with an offsetting increase in interest expense on the income statement to reflect the market rate for the debt component at the date of issuance.

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

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS 157, and clarifies the application of SFAS 157 in determining the fair values of assets or liabilities in a market that is not active. This FSP is effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of this FSP did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

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

The Company is exposed to potential loss due to changes in interest rates. Investments with interest rate risk include marketable securities. Debt with interest rate risk includes the fixed and variable rate debt. As of September 30, 2008, the Company had approximately $255.3 million in variable interest debt under its Term Loan Facility. See Note 4 of the Notes to Unaudited Condensed Consolidated Financial Statements for further explanation. To mitigate interest rate risks, the Company is utilizing derivative financial instruments such as interest rate hedges to convert certain portions of the Company’s variable rate debt to fixed interest rates.

The Company invested in certain investment grade auction rate securities. During the Current Nine Months, our balance of auction rate securities failed to auction due to sell orders exceeding buy orders. These funds will not be available to us until a successful auction occurs or a buyer is found outside the auction process. As a result, $10.9 million of auction rate securities were written down to $10.7 million as an unrealized pre-tax loss of $0.2 million to reflect a temporary decrease in fair value. The Company believes this decrease in fair value is temporary due to general macroeconomic market conditions, as interest is being paid in full as scheduled, the Company has the ability to hold the securities until an anticipated full redemption, and the underlying securities have maintained their investment grade rating,. As the write-down of approximately $0.2 million has been identified as a temporary decrease in fair value, the write-down did not impact our earnings and is reflected as an other comprehensive loss in the consolidated statement of stockholders’ equity. The cumulative effect of the failure to auction since the third quarter of Fiscal 2007 has resulted in an accumulated other comprehensive loss of $2.3 million which is reflected in the Stockholders’ equity section of the Unaudited Condensed Consolidated Balance Sheet.

In connection with the initial sale of its Convertible Notes, the Company entered into Convertible Note Hedges with the Counterparties, which hedging transactions are expected, but are not guaranteed, to eliminate the potential dilution upon conversion of the convertible notes. At the same time, the Company entered into Sold Warrant transactions with the hedge Counterparties. In connection with such transactions, the hedge Counterparties entered into various over-the-counter derivative transactions with respect to the Company’s common stock and purchased the Company’s common stock; and they may enter into or unwind various over-the-counter derivatives and/or purchase or sell the Company’s common stock in secondary market transactions in the future. Such activities could have the effect of increasing, or preventing a decline in, the price of our common stock. Such effect is expected to be greater in the event we elect to settle converted notes entirely in cash. The hedge Counterparties are likely to modify their hedge positions from time to time prior to conversion or maturity of the convertible notes or termination of the transactions by purchasing and selling shares of our common stock, other of our securities, or other instruments they may wish to use in connection with such hedging. In particular, such hedging modification may occur during any conversion reference period for a conversion of notes. In addition, we intend to exercise options we hold under the convertible note hedge transactions whenever notes are converted and we have elected, with respect to such conversion, to pay a portion of the consideration then due by us to the note holder in shares of our common stock. In order to unwind their hedge positions with respect to those exercised options, the hedge counterparties will likely sell shares of our common stock in secondary market transactions or unwind various over-the-counter derivative transactions with respect to our common stock during the conversion reference period for the converted notes. The effect, if any, of any of these transactions and activities on the trading price of our common stock will depend in part on market conditions and cannot be ascertained at this time, but any of these activities could adversely affect the value of our common stock. Also, the Sold Warrant transaction could have a dilutive effect on our earnings per share to the extent that the price of our common stock exceeds the strike price of the warrants.

On September 15, 2008 and October 3, 2008, respectively, Lehman Holdings and Lehman OTC, filed for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in the Southern District of New York. The Company currently believes that the bankruptcy filings and their potential impact will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. The Company will continue to monitor the bankruptcy filings of Lehman Holdings and Lehman OTC. The terms of the Convertible Notes and the rights of the holders of the Convertible Notes are not affected in any way by the bankruptcy filings of Lehman Holdings or Lehman OTC.

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

The principal executive officer and principal financial officer also conducted an evaluation of internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter ended September 30, 2008 that may have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, there has been no change in the Company’s Internal Control during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to affect, the Company’s Internal Control.

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

As of September 30, 2008, we had consolidated debt of approximately $672.5 million, including secured debt of $377.7 million ($255.3 million under our Term Loan Facility and $122.4 million under Asset-Backed Notes issued by our subsidiary, IP Holdings), primarily all of which was incurred in connection with our acquisition activities. We may also assume or incur additional debt, including secured debt, in the future in connection with, or to fund, future acquisitions. Our debt obligations:

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

Our licensees Target, Kohl's, Kmart were our three largest direct-to-retail licensees during the Current Nine Months, representing approximately 12%, 5% and 5%, respectively, of our total revenue for such period, while Li & Fung was our largest wholesale licensee, representing approximately 11% of our total revenue for such period. Our license agreement with Target grants it the exclusive U.S. license with respect to the Mossimo trademark for substantially all Mossimo-branded products for an initial term expiring in January 2010, and our other license agreement with Target grants it the exclusive U.S. license with respect to our Fieldcrest trademark for substantially all Fieldcrest-branded products for an initial term expiring in July 2010; our license agreement with Kohl's grants it the exclusive U.S. license with respect to the Candie's trademark for a wide variety of product categories for a term expiring in January 2011; and, our license agreement with Kmart grants it the exclusive U.S. license with respect to the Joe Boxer trademark for a wide variety of product categories for a term expiring in December 2010. Our license agreements with Li & Fung grant it the exclusive worldwide license with respect to our Royal Velvet trademarks for a variety of products, and the exclusive license (outside the U.S. and Canada) for the Cannon trademark for a variety of products. The term for each of these licenses with Li & Fung expires on December 31, 2013. Because we are dependent on these licensees for a significant portion of our licensing revenue, if any of them were to have financial difficulties affecting its ability to make guaranteed payments, or if any of these licensees decides not to renew or extend its existing agreement with us, our revenue and cash flows could be reduced substantially. For example, as of September 2006, Kmart had not approached the sales levels of Joe Boxer products needed to trigger royalty payments in excess of its guaranteed minimums since 2004, and, as a result, when we entered into the current license agreement with Kmart in September 2006 expanding its scope to include Sears stores and extending its term from December 2007 to December 2010, we agreed to reduce the guaranteed annual royalty minimums by approximately half, as a result of which our revenues from this license were substantially reduced.

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

As of September 30, 2008, goodwill represented approximately $133.4 million, or approximately 10% of our total assets, and trademarks and other intangible assets represented approximately $1,033.3 million, or approximately 75% of our total assets. Under SFAS No. 142, goodwill and indefinite life intangible assets, including some of our trademarks, are no longer amortized, but instead are subject to impairment evaluation based on related estimated fair values, with such testing to be done at least annually. While, to date, no impairment write-downs have been necessary, any write-down of goodwill or intangible assets resulting from future periodic evaluations would, as applicable, either decrease our net income or increase our net loss and those decreases or increases could be material.

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

In connection with the initial sale of our Convertible Notes, we entered into Convertible Note Hedges with the Counterparties, which hedging transactions are expected, but are not guaranteed, to eliminate the potential dilution upon conversion of the convertible notes. At the same time, we entered into Sold Warrant transactions with the hedge counterparties. In connection with such transactions, the hedge Counterparties entered into various over-the-counter derivative transactions with respect to our common stock and purchased our common stock; and they may enter into or unwind various over-the-counter derivatives and/or purchase or sell our common stock in secondary market transactions in the future.

Such activities could have the effect of increasing, or preventing a decline in, the price of our common stock. Such effect is expected to be greater in the event we elect to settle converted notes entirely in cash. The hedge Counterparties are likely to modify their hedge positions from time to time prior to conversion or maturity of the convertible notes or termination of the transactions by purchasing and selling shares of our common stock, other of our securities, or other instruments they may wish to use in connection with such hedging. In particular, such hedging modification may occur during any conversion reference period for a conversion of notes. In addition, we intend to exercise options we hold under the convertible note hedge transactions whenever notes are converted and we have elected, with respect to such conversion, to pay a portion of the consideration then due by us to the note holder in shares of our common stock. In order to unwind their hedge positions with respect to those exercised options, the hedge Counterparties will likely sell shares of our common stock in secondary market transactions or unwind various over-the-counter derivative transactions with respect to our common stock during the conversion reference period for the converted notes.

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

On September 15, 2008 and October 3, 2008, respectively, Lehman Holdings and Lehman OTC, filed for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in the Southern District of New York.

The Company currently believes, although there can be no assurance, that the bankruptcy filings and their potential impact on these entities will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. The Company will continue to monitor the bankruptcy filings of Lehman Holdings and Lehman OTC.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table represents information with respect to purchases of common stock made by the Company during the three months ended September 30, 2008:

Month of purchase	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs
July 1 – July 31, 2008	308	$11.03	$-	$-
August 1 – August 31, 2008	-	$-	$-	$-
September 1 - September 30, 2008	3,413	$13.08	$-	$-
Total	3,721	$12.91	$-	$-

(1)	Represents shares of common stock surrendered to the Company to pay employee withholding taxes due upon the vesting of restricted stock.

Item 6. Exhibits

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

Exhibit 10.1	Iconix Brand Group, Inc. 2006 Equity Incentive Plan, as amended (1)*

Exhibit 10.2	Transition Services Agreement between the Company and David Conn (2)

Exhibit 10.3	Asset Purchase Agreement by and among NexCen Brands, Inc., NexCen Fixed Asset Company, LLC, NexCen Brand Management, Inc., WV IP Holdings, LLC, and the Company dated September 29, 2008 (3).

Exhibit 31.1	Certification of Chief Executive Officer Pursuant To Rule 13a-14 or 15d-14 of The Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Pursuant To Rule 13a-14 or 15d-14 of The Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002

(1) Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated July 31, 2008 and incorporated by reference herein.

(2) Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated August 13, 2008 and incorporated by reference herein.

(3)  Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated September 29,, 2008 and incorporated by reference herein.

* Denotes management compensation plan or arrangement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Iconix Brand Group, Inc. (Registrant)

Date: November 5, 2008	/s/ Neil Cole
Neil Cole Chairman of the Board, President and Chief Executive Officer (on Behalf of the Registrant)

Date: November 5, 2008	/s/ Warren Clamen
Warren Clamen Chief Financial Officer