Form 10-K
period 2008-12-31
ICONIX BRAND GROUP, INC.
filed 2009-03-02
CIK 857737

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of the close of business on June 30, 2008 was approximately $643.4 million. As of February 26, 2009, 58,063,752 shares of the registrant's Common Stock, par value $.001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

ICONIX BRAND GROUP, INC. -FORM 10-K

TABLE OF CONTENTS

Unless the context requires otherwise, references in this Form 10-K to the “Company”, “Iconix”, “we”, “us”, “our”, or similar pronouns refer to Iconix Brand Group, Inc. and its consolidated subsidiaries, including: IP Holdings LLC, which is referred to as IP Holdings; Bright Star Footwear, Inc., which is referred to as Bright Star; Badgley Mischka Licensing LLC, which is referred to as Badgley Mischka Licensing; Mossimo Holdings LLC, which is referred to as Mossimo Holdings; OP Holdings LLC, which is referred to as OP Holdings; Studio IP Holdings LLC, which is referred to as Studio IP Holdings; and Official-Pillowtex LLC, which is referred to as Official-Pillowtex or Pillowtex, and Scion LLC, which is referred to as Scion.

PART I

Item 1.  Business

General

The Company is a brand management company engaged in licensing, marketing and providing trend direction for a portfolio of owned consumer brands. The Company currently owns 17 brands, Candie's®, Bongo®, Badgley Mischka®, Joe Boxer®, Rampage®, Mudd®, London Fog®, Mossimo®, Ocean Pacific®/OP®, Danskin®, Rocawear®, Cannon®, Royal Velvet®, Fieldcrest®, Charisma®, Starter® and Waverly®, which it licenses directly to leading retailers, herein referred to as direct-to-retail, wholesalers and suppliers for use across a wide range of product categories, including apparel, footwear, sportswear, fashion accessories, home products and decor, and beauty and fragrance. In addition, Scion LLC, a joint venture in which the Company has a 50% investment, owns the Artful Dodger™ brand.  The Company’s brands are sold across a variety of distribution channels, from the mass tier to the luxury market. The Company supports its brands with innovative advertising and promotional campaigns designed to increase brand awareness, and provides its licensees with coordinated trend direction to enhance product appeal and help maintain and build brand integrity.

The Company has a business strategy designed to maximize the value of its brands by entering into strategic licenses with partners that have the responsibility for manufacturing and selling the licensed products.  Licensees are selected based upon the Company's belief that they will be able to produce and sell quality products in the categories of their specific expertise and that they are capable of exceeding minimum sales targets and royalties that the Company generally requires.

The Company plans to continue to build its portfolio by acquiring additional brands. In assessing potential acquisitions, the Company primarily evaluates the strength of the target brand and the viability of future royalty streams. The Company believes that this focused approach allows it to screen a wide pool of consumer brand candidates, quickly evaluate acquisition targets and efficiently complete due diligence for potential acquisitions.

In addition, the Company also seeks to monetize its brands through international licenses, partnerships and other arrangements, such as joint ventures.

The Company also continues to arrange, as agent, through its wholly-owned subsidiary, Bright Star, for the manufacture of footwear products for mass market and discount retailers under their private label brands. Bright Star has no inventory and earns commissions on sales.

Since October 2004, the Company has acquired the following 15 brands:

Date acquired	Brand
October 2004	Badgley Mischka
July 2005	Joe Boxer
September 2005	Rampage
April 2006	Mudd
August 2006	London Fog
October 2006	Mossimo
November 2006	Ocean Pacific/OP
March 2007	Danskin
March 2007	Rocawear
October 2007	Official-Pillowtex brands (Cannon, Royal Velvet, Fieldcrest and Charisma)
December 2007	Starter
October 2008	Waverly

In addition to the acquisitions above, in November 2007, Scion purchased the Artful Dodger brand through its wholly-owned subsidiary, Artful Holdings LLC.

Through its licensing model, the Company has eliminated inventory risk and substantially reduced the operating exposure associated with traditional operating companies, improved its cash flows and net income margins, and benefited from the model's scalability, all of which enables the Company to leverage new licenses with its existing infrastructure. The Company's objective is to capitalize on its brand management expertise and relationships and continue to build a diversified portfolio of consumer brands that generate increasing revenues.

Additional information

The Company was incorporated under the laws of the state of Delaware in 1978. Its principal executive offices are located at 1450 Broadway, New York, New York 10018 and its telephone number is (212) 730-0300. The Company’s website address is www.iconixbrand.com. The information on the Company’s website does not constitute part of this Form 10-K. The Company has included its website address in this document as an inactive textual reference only. Candie’s®, Bongo®, Joe Boxer®, Rampage®, Mudd® and London Fog® are the registered trademarks of the Company’s wholly-owned subsidiary, IP Holdings; Badgley Mischka®   is the registered trademark of the Company’s wholly-owned subsidiary, Badgley Mischka Licensing; Mossimo® is the registered trademark of the Company’s wholly-owned subsidiary, Mossimo Holdings; Ocean Pacific®    and OP®    are the registered trademarks of the Company’s wholly-owned subsidiary, OP Holdings; Danskin®, Danskin Now®, Rocawear®, Starter® and Waverly® are the registered trademarks of the Company’s wholly-owned subsidiary, Studio IP Holdings; and Fieldcrest®, Royal Velvet®, Cannon® and Charisma® are the registered trademarks of the Company’s wholly-owned subsidiary, Official-Pillowtex. Each of the other trademarks, trade names or service marks of other companies appearing in this Form 10-K is the property of its respective owner.

The Company's brands

The Company’s objective is to continue to develop and build a diversified portfolio of iconic consumer brands by organically growing its existing portfolio and by acquiring new brands that leverage the Company’s brand management expertise and existing infrastructure. To achieve this objective, the Company intends to:

•
extend its existing brands by adding additional product categories, expanding the brands’ distribution and retail presence and optimizing its licensees’ sales through innovative marketing that increases consumer awareness and loyalty;

•	continue its international expansion through additional licenses, partnerships, joint ventures and other arrangements with leading retailers and wholesalers worldwide; and

•	continue acquiring consumer brands with high consumer awareness, broad appeal, applicability to a range of product categories and an ability to diversify the Company’s portfolio.

In managing its brands, the Company seeks to capitalize on the brands’ histories, while simultaneously working to keep them relevant to today’s consumer.

As of December 31, 2008, the Company’s brand portfolio consisted of the following 17 iconic consumer brands:

Candie’s. Candie’s is known primarily as a junior lifestyle brand, with products in the footwear, apparel and accessories categories, and has achieved brand recognition for its flirty and fun image, value prices and affiliations with celebrity spokespeople. The Company purchased the brand from a predecessor company in 1993, making it the Company’s longest held trademark. The primary licensee for Candie’s is Kohl’s Department Stores, Inc., herein referred to as Kohl’s, which commenced the roll out of the brand in July 2005 in all of its stores with a multi-category line of Candie’s lifestyle products, including sportswear, denim, footwear, handbags, intimate apparel, children’s apparel, fragrance and home accessories. In 2008, Candie’s shop-in-shops opened in all Kohl’s stores, creating a brand specific shopping experience.  Celebrity spokespeople for the Candie’s brand over the past two decades have included Jenny McCarthy, Destiny’s Child, Alyssa Milano, Kelly Clarkson, Ashlee Simpson, Hilary Duff, Pat Benatar, Fergie, and most recently, Hayden Panettiere.

Bongo. The Bongo brand is positioned as a California lifestyle brand, with a broad range of women’s and children’s casual apparel and accessories, including denim, sportswear, eyewear, fragrance and watches. The brand was established in 1982 and was purchased by the Company in 1998. Bongo products are sold primarily through mid-tier department stores, such as JC Penney, Kohl’s and Sears. The Company has 10 Bongo licenses, including licenses in South America and Central America. Celebrity spokespeople for the Bongo brand have included Liv Tyler, Rachel Bilson, Nicole Richie, the stars of the top rated MTV television reality show Laguna Beach, Vanessa Minnillo, Kim Kardashian and Jesse McCartney.

Badgley Mischka. The Badgley Mischka brand is known as one of the premiere couture eveningwear brands. The brand was established in 1988 and was acquired by the Company in October 2004. Badgley Mischka products are sold in luxury department and specialty stores, including Bergdorf Goodman, Neiman Marcus and Saks Fifth Avenue, with its largest retail categories being women’s apparel and accessories. The Company has 19 Badgley Mischka licenses. Badgley Mischka designs have been worn by such celebrities as Angelina Jolie, Catherine Zeta Jones, Halle Berry, Kate Winslet, Ashley and Mary Kate Olsen, and most recently, Teri Hatcher.

Joe Boxer. Joe Boxer is a highly recognized underwear, sleepwear and loungewear brand known for its irreverent and humorous image and provocative promotional events. The brand was established in 1985 and was acquired by the Company in July 2005. Since August 2001, Kmart Corporation, herein referred to as Kmart, a wholly-owned subsidiary of Sears Holding Corporation, has held the exclusive license for the brand in the United States covering apparel, fashion accessories and home products for men, women, teens and children. In September 2006, the Company expanded the license with Kmart to extend the brand into Sears stores. The brand is also being developed internationally, with current licenses in Canada, Mexico and Scandinavia.

Rampage. Rampage was established in 1982 and is known as a contemporary/junior women’s sportswear brand. The brand was acquired by the Company in September 2005. Rampage products are sold through better department stores such as Macy’s, with the largest retail categories being sportswear, footwear, intimate apparel and swimwear. The Company licenses the brand to 12 wholesalers in the United States and to partners in Chile, Thailand and the Middle East. Supermodel Petra Nemcova has been the spokesperson for the Rampage brand and has modeled for its campaigns for the past few seasons.  Currently, the spokesperson for the brand is Gisele Bundchen.

Mudd. Mudd is a highly recognizable junior apparel brand, particularly in the denim and footwear categories. It was established in 1995 and acquired by the Company in April 2006. In November 2008, the Company entered into a multi-year licensing agreement with Kohl’s under which Kohl’s will be the exclusive U.S. retailer for apparel, fashion accessories, jewelry and eyewear beginning Fall 2009.  Mudd footwear will continue to be distributed through mid-level department stores such as JC Penney, Kohl’s and specialty stores.

London Fog. London Fog is a classic brand known worldwide for its outerwear, cold weather accessories, umbrellas, luggage and travel products. The brand was established over 80 years ago and was acquired by the Company in August 2006. The brand is sold primarily through the better department store channel. The Company has 13 London Fog licenses, including a direct-to-retail license agreement with Hudson’s Bay Corporation in Canada, covering apparel, accessories and lifestyle products.

Mossimo. Mossimo is known as a contemporary, active and youthful lifestyle brand and is one of the largest apparel brands in the U.S.. The brand was established in 1986 and acquired by the Company in October 2006. Since 2000, Target Corporation, herein referred to as Target, has held the exclusive Mossimo license in the U.S., covering apparel products for men, women and children, including casual sportswear, denim, swimwear, bodywear, watches, handbags and other fashion accessories. The brand is also licensed to six wholesale partners in Australia, New Zealand, South America, Mexico, the Philippines, and Japan.

Ocean Pacific/OP. Ocean Pacific and OP are global action-sports lifestyle apparel brands which trace their heritage to Ocean Pacific’s roots as a 1960’s surfboard label. The Company acquired the Ocean Pacific brands in November 2006 at which time it assumed 15 domestic licenses covering such product categories as footwear, sunglasses, kids’ apparel and fragrance. In 2008, the U.S. OP business was converted to a direct-to-retail license with Wal-Mart Stores, Inc., herein referred to as Wal-Mart. In Spring 2008, OP launched exclusively in 1,000 Wal-Mart stores in the U.S, and will be rolling out to all stores in the U.S., Canada and Mexico for Spring 2009. Wal-Mart also holds the OP license for Brazil, India and China. For 2008, the marketing campaign to support the Wal-Mart launch featured seven young Hollywood celebrities including Rumer Willis, Kristin Cavallari, Christina Milian, Josie Maran, Pete Wentz, Corbin Bleu and Wilmer Valderrama.

Danskin. Danskin, the Company’s oldest brand, is a 126 year-old iconic brand of women's activewear, legwear, dancewear, yoga apparel and fitness equipment, which the Company acquired in March 2007. The Danskin brand is sold through better department, specialty and sporting goods stores and through freestanding Danskin boutiques and Danskin.com. In addition, the Company has a direct-to-retail license with Wal-Mart for its Danskin Now® brand for apparel and fitness equipment.  The Danskin Now brand was repositioned and relaunched in January 2009 with an expanded assortment of products and new spokesperson Gabrielle Reece.

Rocawear. Rocawear is a leading urban lifestyle apparel brand established by Shawn “Jay-Z” Carter, Damon Dash and Kareem Burke in 1999. The Company acquired the Rocawear brand in March 2007. There are 27 licenses for Rocawear products, including men’s, women’s and kids’ apparel, outerwear, footwear, jewelry, handbags and fragrance. Rocawear products are sold through better department and specialty stores. The founder, Jay-Z, remains actively involved in the brand as an owner of the core licensee, and serves as the brand’s creative director pursuant to an endorsement and services agreement signed in March 2007.  Jay-Z was featured in Rocawear’s 2008 advertising campaign.

Cannon. Cannon is one of the most recognizable brands in home textiles with a strong heritage and history and is known as the first textile brand to sew logos onto products. When the Company acquired Cannon, it was distributed in over 1,000 regional department stores, including Meijer, ShopKo, Mervyn’s and Steinmart, as well as in Wal-Mart and Costco. In February 2008, the Company signed a direct-to-retail license with Kmart for Cannon to be sold exclusively in both Kmart and Sears stores.  Cannon was established in 1887, making it the Company’s third oldest brand.

Royal Velvet. Royal Velvet is a distinctive luxury home textile brand that strives to deliver the highest quality to consumers.  Royal Velvet products include towels, sheets, rugs and shams.  The Royal Velvet towel has been an industry standard since 1954. The core licensee for Royal Velvet is Li & Fung Limited, which in February 2008 established an exclusive distribution arrangement with Bed Bath & Beyond Inc.  Brooke Shields and her family were featured in the most recent Royal Velvet advertising campaign.

Fieldcrest. Fieldcrest is a brand of contemporary relevance to the mass channel consumer. The brand is known for quality bed and bath textiles that are easy care, soft, easy to coordinate and classic in style. Fieldcrest home products are sold through the mass channel, with Target having the exclusive direct-to-retail license in the United States since Spring 2005. The Fieldcrest brand was created in 1883, making it the Company’s second oldest brand.

Charisma. Charisma home textiles were introduced in the 1970's and are known for their quality materials and classic designs. Charisma products are currently distributed through better department stores such as Bloomingdales.  Our most recent advertising campaign featured Ivanka Trump.

Starter.  Starter, founded in 1971, is one of the original brands in licensed team merchandise and is a highly recognized brand of athletic apparel and footwear. The Company acquired Starter in December 2007.  At the time of the acquisition, the brand was distributed in the United States primarily at Wal-Mart through a number of different wholesale licensees. In July 2008, the brand was licensed to Wal-Mart on a direct-to-retail basis. The Starter brand will have an expanded re-launch in all U.S. Wal-Mart stores in Spring 2009, supported by an advertising campaign featuring Tony Romo, quarterback of the Dallas Cowboys. Starter is also licensed internationally and sold through retailers including Carrefour and Metro.

Waverly. Founded in 1923, Waverly is a premier home fashion and lifestyle brand and one of the most recognized names in home decor. Waverly has two direct-to-retail agreements, Waverly Home with Target and Waverly Home Classics with Lowe's Companies, Inc. for a variety of select home furnishings.  Waverly also has licenses for products including fabric, window treatments and bedding that are sold through retailers such as Jo-Ann’s and JC Penney as well as interior design rooms.

Scion LLC

Scion is a brand management and licensing company formed by the Company with Shawn “Jay-Z” Carter in March 2007 to buy, create, develop and license brands across a spectrum of consumer product categories. On November 7, 2007, Scion completed its first brand acquisition when its wholly-owned subsidiary, Artful Holdings LLC purchased Artful Dodger, a high end urban apparel brand for a purchase price of $15.0 million. Concurrent with the acquisition of Artful Dodger, the brand was licensed in the United States for all major apparel categories.  In 2008, Artful Dodger shop-in-shops opened nationally in select Macy’s stores, creating a brand specific shopping experience.  Artful Dodger has also been licensed to wholesale partners and distributors in Canada and Europe.

Iconix China

On September 5, 2008, the Company and Novel Fashions Holdings Limited, herein referred to as Novel, formed a joint venture, herein referred to as Iconix China, to develop, exploit and market the Company's brands in the People’s Republic of China, Hong Kong, Macau and Taiwan, herein referred to as the China territory. Pursuant to the terms of this transaction, the Company contributed to Iconix China substantially all rights to its brands in the China territory and committed to contribute $5.0 million, and Novel committed to contribute $20 million.  Upon closing of the transaction, the Company contributed $2.0 million and Novel contributed $8.0 million.  The balance of the parties’ respective contributions are due in 2009 and 2010.

Iconix Latin America

In December 2008, the Company contributed substantially all rights to its brands in Mexico, Central America, South America, and the Caribbean, herein referred to as the Latin America territory to Iconix Latin America LLC, herein referred to as Iconix Latin America, a newly formed wholly-owned subsidiary.  On December 29, 2008, New Brands America LLC, herein referred to as New Brands, an affiliate of the Falic Group, purchased a 50% interest in Iconix Latin America, which will assist the Company in developing, exploiting, marketing and licensing the Company's brands in the Latin America territory.  In consideration for its 50% interest in Iconix Latin America, New Brands agreed to pay $6 million to the Company.  New Brands paid $1.0 million upon closing of this transaction and has committed to pay an additional $5.0 million over the 30 month period following closing.  As of December 31, 2008, of this $5.0 million receivable, the current portion of $2.0 million (of which $0.5 million was paid in February 2009) is included in the consolidated balance sheet in accounts receivable and the long term portion of $3.0 million is included in Other assets – non-current.

Bright Star

Bright Star provides design direction and arranges for the manufacturing and distribution of men’s private label footwear products primarily for Wal-Mart under its private labels. Bright Star acts solely as an agent and never assumes ownership of the goods. For the years ended December 31, 2008, 2007, and 2006 Bright Star’s agency commissions represented approximately 1%, 2% and 3%, respectively, of the Company’s revenues.

Transition to a brand management company

Commencing in May 2003, the Company began to implement a shift in its business model designed to transform it from a wholesaler and retailer of jeanswear and footwear products to a brand management company focused on licensing and marketing its portfolio of consumer brands. In May 2003, the Company licensed out both its Bongo footwear business and its Candie’s footwear business to third party licensees, and, by the end of 2003, it had eliminated all of its Candie’s retail concept stores. Effective in August 2004, the Company also licensed out its Bongo jeanswear operations, which were previously conducted through its wholly-owned subsidiary, Unzipped Apparel, LLC, herein referred to as Unzipped. Beginning January 2005, the Company also changed its business practices with respect to its Bright Star subsidiary, as a result of which Bright Star began acting solely as an agent for, as opposed to an indirect wholesaler to, its private label footwear clients. As a result of these changes to its operations, since the end of 2004, the Company has had no wholesale or retail operations or product inventory and has operated solely as a brand management company.

Since October 2004, the Company has acquired 15 new brands, bringing its total number of iconic brands to 17 as of December 31, 2008, and, since July 2005, when the Company entered into its first multi-category retail license with Kohl’s, the Company has entered into or acquired multi-category retail licenses with a number of other retailers, such as Target, Kmart and Wal-Mart. As of December 31, 2008, the Company had granted approximately 200 wholesale and retail licenses.

Licensing and other relationships

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

The Company maintains direct-to-retail and traditional wholesale licenses. Typically, in a direct-to-retail license, the Company grants exclusive rights to one of its brands to a single national retailer for a broad range of product categories. For example, the Candie’s brand is licensed exclusively to Kohl’s in the United States across approximately 25 product categories. Direct-to-retail licenses provide retailers with proprietary rights to national brands and favorable economics. Proprietary brands also typically receive greater support from retailers, including premium shelf space and strong in-store presentations.  In a traditional wholesale license, the Company grants rights to a single or small group of related product categories to a wholesale supplier, who is permitted to sell licensed products to multiple stores within an approved channel of distribution. For example, the Company licenses the Rocawear brand to numerous wholesale suppliers for products ranging from footwear and apparel to handbags and fragrances, for sale and distribution to department and specialty stores.

Each of the Company’s licenses has a stipulated territory or territories, as well as distribution channels in which the licensed products may be sold. Currently, most of the Company’s licenses are U.S. based licenses, but the Company also seeks to monetize its trademarks internationally through licenses, partnerships, and other arrangements, such as joint ventures.  In 2008, the Company entered into two international joint ventures.  For further information, see above for discussion on Iconix China and Iconix Latin America.

The Company's licenses typically require the licensee to pay the Company royalties based upon net sales with guaranteed minimum royalties in the event that net sales do not reach certain specified targets. The Company's licenses also typically require the licensees to pay to the Company certain minimum amounts for the advertising and marketing of the respective licensed brands. As of January 1, 2009 the Company had a contractual right to receive over $500 million of aggregate minimum royalty revenue through the balance of all of our current licenses, excluding any renewals.

The Company believes that coordination of brand presentation across product categories is critical to maintaining the strength and integrity of its brands. Accordingly, the Company maintains the right in its licenses to preview and approve all product, packaging and presentation of the licensed mark. Moreover, in most licenses, prior to each season, representatives of the Company supply licensees with trend guidance as to the “look and feel” of the current trends for the season, including colors, fabrics, silhouettes and an overall style sensibility, and then work with licensees to coordinate the licensed products across the categories to maintain the cohesiveness of the brand's overall presentation in the market place. Thereafter, the Company obtains and approves (or objects and requires modification to) product and packaging provided by each licensee on an on-going basis. In addition, the Company communicates with its licensees throughout the year to obtain and review reporting of sales and the calculation and payment of royalties.

For the year ended December 31, 2008, the Company’s largest direct-to-retail licenses were with Target for the Mossimo brand, Kohl’s for the Candie’s brand, and Kmart for the Joe Boxer brand, which collectively represented 19% of total revenue for the period.  The Company’s largest wholesale licenses were for Rocawear’s men’s apparel and junior sportswear, and Royal Velvet and Cannon home furnishings, which collectively represented 22% of total revenue for the period.

Key direct-to-retail licenses

Target licenses

Mossimo.  As part of the Company's acquisition of the Mossimo trademarks in October 2006, the Company acquired the license with Target, which was originally signed in 2000 and was subsequently amended and restated in March 2006. Pursuant to this license, Target has the exclusive right to produce and distribute substantially all Mossimo-branded products sold in the United States, its territories and possessions through Target retail stores. In January 2009, Target renewed its license through January 31, 2012. If Target is current with payments of its obligations under the license, Target has the right to renew the license on the same terms and conditions for successive additional terms of two years each.

Under the Target license, Target pays royalty fees based on certain percentages of its net sales of Mossimo-branded products, subject to its obligation to pay a guaranteed minimum royalty for each contract year.  The revenue generated by this license totaled 9%, 13% and 5% of the Company’s overall revenue in the years ended December 31, 2008, 2007 and 2006, respectively.

Fieldcrest.  As part of the Company's acquisition of Official-Pillowtex in October 2007, the Company acquired the license with Target for the Fieldcrest brand, which commenced in March 2004. Pursuant to this license, Target has the exclusive right to produce and distribute substantially all Fieldcrest-branded home furnishing products sold in the United States, its territories and possessions through Target retail stores. The initial term of this license expires on July 31, 2010, subject to Target’s option to renew it for an additional term of five years.

Waverly.  As part of the Company's acquisition of Waverly in October 2008, the Company acquired the license with Target for the Waverly brand, which was originally signed in April 2005 and was subsequently amended and restated in February 2008, and again in September 2008. Pursuant to this license, Target has the exclusive right to produce and distribute substantially all Waverly Home-branded home furnishing products sold in the United States, its territories and possessions through Target retail stores. The current term of this license expires on January 31, 2011, subject to Target’s option to renew it for two consecutive additional terms of one year.

Kohl’s licenses

Candie’s.  In December 2004, the Company entered into a license agreement with Kohl’s. Pursuant to this license, the Company granted Kohl’s the exclusive right to design, manufacture, sell and distribute a broad range of products under the Candie’s trademark, including women’s, juniors’ and children’s apparel, accessories (except prescription eyewear), beauty and personal care products, home accessories and electronics. Kohl’s was also granted the non-exclusive right to sell footwear and handbags bearing the Candie’s brand through December 31, 2006, which rights became exclusive to Kohl’s on January 1, 2007. The initial term of the Kohl’s license expires on January 29, 2011, subject to Kohl’s option to renew it for up to three additional terms of five years, each contingent on Kohl's meeting specified performance and minimum sale standards. The agreement also provides for minimum royalties that Kohl’s is obligated to pay the Company for each contract year (the first contract year ended December 31, 2006).

The revenue generated from this license totaled 5%, 8%, and 14% of the Company’s overall revenue for the years ended December 31, 2008, 2007 and 2006 respectively. Kohl’s does not have the right to sell Candie’s ophthalmic eyewear (currently sold predominantly in doctors’ offices), which has been licensed to Viva International Group, Inc. since 1998.

Mudd.  In November 2008, the Company entered into a license agreement with Kohl’s granting Kohl’s the exclusive right to design, manufacture, sell and distribute a broad range of Mudd-branded apparel and accessories in the United States and its territories. The initial term of this license expires on January 31, 2015, subject to Kohl’s option to renew for up to three additional consecutive terms of five years.  The agreement also provides for minimum royalties that Kohl’s is obligated to pay the Company for each contract year.

Kmart/Sears licenses

Joe Boxer.  As part of the Company's acquisition of Joe Boxer in July 2005, the Company acquired the license with Kmart, which commenced in August 2001, pursuant to which Kmart was granted the exclusive right to manufacture, market and sell through Kmart stores located in the United States and its territories a broad range of products under the Joe Boxer trademark, including men’s, women’s and children’s underwear, apparel, apparel-related accessories, footwear and home products, for an initial term that was due to expire in December 2007.

In September 2006, the Company entered into a new license with Kmart that extended the initial term through December 31, 2010, subject to Kmart’s option to renew the license for up to four additional terms of five years. The new license also provides for guaranteed annual minimums and provides for the expansion of Joe Boxer’s distribution into Sears stores. The revenue generated from this license with Kmart totaled 5%, 6%, and 24% of the Company’s overall revenue in the years ended December 31, 2008, 2007 and 2006, respectively.

Cannon.  In February 2008, the Company entered into a license agreement with Kmart granting Kmart the exclusive right to design, manufacture, sell and distribute a broad range of home furnishings under the Cannon trademark in the United States and Canada. The initial term of this license expires on February 1, 2014, subject to Kmart’s option to renew for up to three additional consecutive terms of five years, each contingent on Kmart meeting specified performance and minimum sale standards.  The agreement also provides for minimum royalties that Kmart is obligated to pay the Company for each contract year.  A full launch for the Cannon brand in both Kmart and Sears stores is scheduled for April 2009.

Wal-Mart licenses

Ocean Pacific/OP.  In August 2007, the Company entered into an exclusive license agreement with Wal-Mart granting Wal-Mart the right to design, manufacture, sell and distribute a broad range of apparel and accessories under the Ocean Pacific/OP marks in the United States. The agreement also grants Wal-Mart rights to use the brands in Brazil, China and India, as well as the right of first negotiation with respect to other international territories. The initial term of this license expires on June 30, 2011, subject to Wal-Mart’s option to renew for up to three additional two year terms, each contingent on Wal-Mart meeting specified performance and minimum sales standards.  The agreement also provides for minimum royalties that Wal-Mart is obligated to pay the Company for each contract year.

Danskin Now.  As part of the Danskin brand acquisition in March 2007, the Company acquired a license with Wal-Mart, which commenced in 2003, pursuant to which Wal-Mart was granted the exclusive right to manufacture, market and sell through Wal-Mart stores located in the United States and its territories a broad range of active apparel and related products under the Danskin Now trademark, for an initial term expiring in December 2008. The license provided for guaranteed minimum payments to the Company through December 2008.

In July 2008, the Company entered into a new license agreement with Wal-Mart for the period commencing January 1, 2009 and continuing through December 31, 2010, subject to Wal-Mart’s option to renew for up to three additional three year terms, each contingent on Wal-Mart meeting specified performance and minimum sales standards. Further, the licensed territory was expanded from the prior agreement to include Canada, Central America and Argentina.  The new license also provides for guaranteed annual minimum royalties that Wal-Mart is obligated to pay the Company for each contract year.

Starter.  In December 2007, the Company entered into a license agreement with Wal-Mart granting Wal-Mart the exclusive right to design, manufacture, sell and distribute a broad range of apparel and accessories under the Starter trademark in the United States, Canada and Mexico. The initial term of this license expires on December 31, 2013, subject to Wal-Mart’s option to renew for up to three additional consecutive terms of five years, each contingent on Wal-Mart meeting specified performance and minimum sales standards.  The agreement also provides for minimum royalties that Wal-Mart is obligated to pay the Company for each contract year.

Key wholesale licenses

Li & Fung USA. As part of the Company's acquisition of Official-Pillowtex in October 2007, the Company acquired the licenses with Li & Fung USA for the Royal Velvet and Cannon brands. Pursuant to these licenses, Li & Fung USA has the exclusive right to produce and distribute Cannon branded home furnishing products in certain countries outside of the United States and Canada and the worldwide right to produce and distribute home furnishing products under the Royal Velvet marks. The initial terms of the licenses expire on December 31, 2013, subject to Li & Fung USA's option to renew for additional three years terms for Royal Velvet and additional five year terms for Cannon.

Marketing

The Company believes that marketing is a critical element in maximizing brand value to its licensees and to the Company. The Company’s in-house marketing team tailors advertising for each of the Company’s brands, and each year the Company develops new advertising campaigns that incorporate the design aesthetic of each brand.

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

The Company’s advertising expenditures for each of its brands are dedicated largely to creating and developing creative advertising concepts, reaching appropriate arrangements with key celebrities or other models and participants, advertisements in magazines and trade publications, running Internet advertisements and promoting public relations events, securing product placements and developing sweepstakes and media contests often featuring personal appearances and concerts. The advertisements for the Company’s various brands have appeared in fashion magazines such as InStyle, Seventeen and Vogue, as well as in popular lifestyle and entertainment magazines such as Us and In Touch, in newspapers and on outdoor billboards. The Company also uses television commercials to promote certain of its brands, partnering with licensees to create and air commercials that will generate excitement for its brands with consumers. In 2008, television commercials aired featuring Hayden Panettierre for Candie’s at Kohl’s and the newly launched Rocawear fragrance by Elizabeth Arden.  Further, the Company markets certain of its brands online, through email blasts, banner advertisements, online sweepstakes and gift with purchase programs.  The Company maintains a website (www.iconixbrand.com) to further market its brands by providing brand materials and examples of current advertising campaigns. In addition, the Company has established an intranet with approved vendors and service providers who can access additional materials and download them through a secure network. The Company also maintains, in some cases through its licensees, separate, dedicated sites for its brands.

A majority of the Company’s license agreements require the payment of an advertising royalty by the licensee. In certain cases, the Company’s licensees supplement the marketing of the Company’s brands by performing additional advertising through trade, cooperative or other sources.

The Company has organized its brand management and marketing functions to foster the ability to develop innovative and creative marketing and brand support for each existing brand. This structure can be leveraged to support future acquisitions with minimal growth in expense. Typically, each brand is staffed with a brand manager who is supported by a fashion and product development team and who works closely with the creative and graphic groups in the advertising department. Although each brand’s creative direction and image is developed independently, the creative team meets together on a regular basis to share ideas that might work across multiple or all brands. Licensees are provided information both through group meetings and individual sessions, as well as through intranet sites, where creative ideas, brand marketing campaigns and graphics are accessible and easy to download and use in an authorized manner.

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

The Company Website

The Company maintains a website at www.iconixbrand.com, which provides a wide variety of information on each of its brands, including brand books and examples of current advertising campaigns. The Company also makes available free of charge on its website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed with or furnished to the Securities and Exchange Commission, herein referred to as the SEC, under applicable law as soon as reasonably practicable after it files such material. The Company’s website also contains information about its history, investor relations, governance and links to access copies of its publicly filed documents.  Further, the Company has established an intranet with approved vendors and service providers who can access additional materials and download them through a secure network. In addition, there are websites for most of the Company’s brands, operated by the Company or its licensees, for example, at www.candies.com, www.badgleymischka.com, www.joeboxer.com and www.rocawear.com. The information regarding the Company’s website address and/or those established for its brands is provided for convenience, and the Company is not including the information contained on the Company’s and brands’ websites as part of, or incorporating it by reference into, this Annual Report on Form 10-K.

Competition

The Company’s brands are all subject to extensive competition by various domestic and foreign brands. Each of its brands has many competitors within each of its specific distribution channels that span a broad variety of product categories including the apparel and home furnishings and decor industries. For example, while Rampage may compete with Guess and XOXO in the mid-tier jeanswear business, Joe Boxer competes with Hanes, Calvin Klein and Jockey with respect to underwear in the mass tier, and Badgley Mischka competes with other couture apparel and bridal brands in the luxury market, such as Vera Wang. Other of our brands (such as Danskin), which are distributed both at the mass level (through the diffusion brand Danskin Now) and at the department and specialty store level, may have many competitors in different or numerous distribution channels. These competitors have the ability to compete with the Company’s licensees in terms of fashion, quality, price and/or advertising.

In addition, the Company faces competition for retail licenses and brand acquisitions. Companies owning established brands may decide to enter into licensing arrangements with retailers similar to the ones the Company currently has in place, thus creating direct competition. Similarly, the retailers to which the Company currently, or may otherwise, licenses its brands, may decide to develop or purchase brands rather than enter into license agreements with the Company. The Company also competes with traditional apparel and consumer brand companies and with other brand management companies for acquisitions.

Trademarks

The Company’s trademarks are owned by six subsidiaries. IP Holdings owns the Candie’s, Bongo, Joe Boxer, Rampage, Mudd and London Fog related trademarks. Badgley Mischka Licensing owns the Badgley Mischka related trademarks; Mossimo Holdings owns the Mossimo related trademarks; OP Holdings owns the Ocean Pacific/OP related trademarks; Studio IP Holdings owns the Danskin, Rocawear, Starter and Waverly related trademarks; and Official-Pillowtex owns the Fieldcrest, Royal Velvet, Cannon and Charisma trademarks, each for numerous categories of goods. These trademarks and associated marks are registered or pending registration with the U.S. Patent and Trademark Office in block letter and/or logo formats, as well as in combination with a variety of ancillary marks for use with respect to, depending on the brand, a variety of product categories, including footwear, apparel, fragrance, handbags, watches and various other goods and services, including in some cases, home accessories and electronics. The Company intends to renew these registrations as appropriate prior to expiration. In addition, the Company’s subsidiaries register their trademarks in other countries and regions around the world.

The Company monitors on an ongoing basis unauthorized use and filings of the Company’s trademarks, and the Company relies primarily upon a combination of federal, state, and local laws, as well as contractual restrictions to protect its intellectual property rights both domestically and internationally.

Seasonality

The majority of the products manufactured and sold under the Company's brands and licenses are for apparel, accessories, footwear and home products and decor, which sales vary as a result of holidays, weather, and the timing of product shipments. Accordingly, a portion of the Company’s revenue from its licensees, particularly from those licensees whose actual sales royalties exceed minimum royalties, is subject to seasonal fluctuations. The results of operations in any quarter therefore will not necessarily be indicative of the results that may be achieved for a full fiscal year or any future quarter.

Employees

As of December 31, 2008, the Company had a total of 82 full-time employees. Of these 82 employees, 4 were named executive officers of the Company.  The remaining employees are senior managers, middle management, marketing, and administrative personnel. None of the Company’s employees are represented by a labor union. The Company considers its relationship with its employees to be satisfactory.

Financial information about geographical areas

Revenues from external customers related to operations in the United States and foreign countries are as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
(000's omitted)	2008	2007	2006
Revenues from external customers:
United States	$195,856	$150,376	$77,564
Foreign countries	20,905	9,628	3,130
	$216,761	$160,004	$80,694

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

Our revenues are almost entirely dependent on royalty payments made to us under our licensing agreements. Although the licensing agreements for our brands usually require the advance payment to us of a portion of the licensing fees and in most cases provide for guaranteed minimum royalty payments to us, the failure of our licensees to satisfy their obligations under these agreements or their inability to operate successfully or at all, could result in their breach and/or the early termination of such agreements, their non-renewal of such agreements or our decision to amend such agreements to reduce the guaranteed minimums due thereunder, thereby eliminating some or all of that stream of revenue. Moreover, during the terms of the license agreements, we are substantially dependent upon the abilities of our licensees to maintain the quality and marketability of the products bearing our trademarks, as their failure to do so could materially tarnish our brands, thereby harming our future growth and prospects. In addition, the failure of our licensees to meet their production, manufacturing and distribution requirements could cause a decline in their sales and potentially decrease the amount of royalty payments (over and above the guaranteed minimums) due to us. A weak economy or softness in the apparel and retail sectors could exacerbate this risk. This, in turn, could decrease our potential revenues. Moreover, the concurrent failure by several of our material licensees to meet their financial obligations to us could jeopardize our ability to meet the debt service coverage ratios required in connection with our senior secured term loan facility, herein referred to as our term loan facility, and the asset-backed notes issued by our subsidiary IP Holdings, herein referred to as our asset-backed notes, and/or our ability or IP Holdings’ ability to make required payments with respect to such indebtedness. The failure to meet such debt service coverage ratios or to make such required payments would, with respect to our term loan facility, give the lenders thereunder the right to foreclose on the Ocean Pacific/OP, Danskin, Rocawear, Mossimo, Starter and Waverly trademarks, the trademarks acquired by us in the Official-Pillowtex acquisition and other related intellectual property assets securing the debt outstanding under such facility and, with respect to the asset-backed notes, give the holders of such notes the right to foreclose on the Candie’s, Bongo, Joe Boxer, Rampage, Mudd and London Fog trademarks and other related intellectual property assets securing such notes.

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

As of December 31, 2008, we had consolidated debt of approximately $668.0 million, including secured debt of $372.4 million ($255.3 million under our term loan facility and $117.1 million under asset-backed notes issued by our subsidiary, IP Holdings), primarily all of which was incurred in connection with our acquisition activities. We may also assume or incur additional debt, including secured debt, in the future in connection with, or to fund, future acquisitions. Our debt obligations:

•	could impair our liquidity;

•	could make it more difficult for us to satisfy our other obligations;

•
require us to dedicate a substantial portion of our cash flow to payments on our debt obligations, which reduces the availability of our cash flow to fund working capital, capital expenditures and other corporate requirements;

•	could impede us from obtaining additional financing in the future for working capital, capital expenditures, acquisitions and general corporate purposes;

•	impose restrictions on us with respect to the use of our available cash, including in connection with future acquisitions;

•	make us more vulnerable in the event of a downturn in our business prospects and could limit our flexibility to plan for, or react to, changes in our licensing markets; and

•	place us at a competitive disadvantage when compared to our competitors who have less debt.

While we believe that by virtue of the guaranteed minimum royalty payments due to us under our licenses we will generate sufficient revenues from our licensing operations to satisfy our obligations for the foreseeable future, in the event that we were to fail in the future to make any required payment under agreements governing our indebtedness or fail to comply with the financial and operating covenants contained in those agreements, we would be in default regarding that indebtedness. A debt default could significantly diminish the market value and marketability of our common stock and could result in the acceleration of the payment obligations under all or a portion of our consolidated indebtedness. In the case of our term loan facility, it would enable the lenders to foreclose on the assets securing such debt, including the Ocean Pacific/OP, Danskin, Rocawear, Starter, Mossimo and Waverly trademarks, as well as the trademarks acquired by us in connection with the Official-Pillowtex acquisition, and, in the case of the asset-backed notes, it would enable the holders of such notes to foreclose on the assets securing such notes, including the Candie’s, Bongo, Joe Boxer, Rampage, Mudd and London Fog trademarks.

We have experienced rapid growth in recent years. If we fail to manage this or any future growth, our business and operating results could be harmed.

Our business has grown dramatically over the past several years. For example, our revenue increased from $80.7 million for the year ended December 31, 2006 to $216.8 million for the year ended December 31, 2008. Our growth has largely resulted from our acquisition of new brands of various sizes. Since October 2004, we acquired 15 of the 17 iconic brands we currently own and increased our total number of licenses from approximately 18 to approximately 200. Furthermore, we continue to evaluate and pursue appropriate acquisition opportunities to the extent that we believe that such opportunities would be in the best interests of the Company and its shareholders.

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

Also, there can be no assurance that we will be able to sustain our recent growth. Our growth may be limited by a number of factors including increased competition for retail license and brand acquisitions, insufficient capitalization for future acquisitions and the lack of attractive acquisition targets, each as described further below. In addition, as we continue to grow larger, we will likely need to make additional and larger acquisitions to continue to grow at our current pace.

If we are unable to identify and successfully acquire additional trademarks, our growth may be limited, and, even if additional trademarks are acquired, we may not realize anticipated benefits due to integration or licensing difficulties.

A key component of our growth strategy is the acquisition of additional trademarks. Historically, we have been involved in numerous acquisitions of varying sizes. We continue to explore new acquisitions. As our competitors continue to pursue our brand management model, acquisitions may become more expensive and suitable acquisition candidates could become more difficult to find. In addition, even if we successfully acquire additional trademarks, we may not be able to achieve or maintain profitability levels that justify our investment in, or realize planned benefits with respect to, those additional brands. Although we seek to temper our acquisition risks by following acquisition guidelines relating to the existing strength of the brand, its diversification benefits to us, its potential licensing scale and the projected rate of return on our investment, acquisitions, whether they be of additional intellectual property assets or of the companies that own them, entail numerous risks, any of which could detrimentally affect our results of operations and/or the value of our equity. These risks include, among others:

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

Acquiring additional trademarks could also have a significant effect on our financial position and could cause substantial fluctuations in our quarterly and yearly operating results. Acquisitions could result in the recording of significant goodwill and intangible assets on our financial statements, the amortization or impairment of which would reduce our reported earnings in subsequent years. No assurance can be given with respect to the timing, likelihood or financial or business effect of any possible transaction. Moreover, as discussed below, our ability to grow through the acquisition of additional trademarks will also depend on the availability of capital to complete the necessary acquisition arrangements. In the event that we are unable to obtain debt financing on acceptable terms for a particular acquisition, we may elect to pursue the acquisition through the issuance by us of shares of our common stock (and in certain cases, convertible securities) as equity consideration which could dilute our common stock because it could reduce our earnings per share, and any such dilution could reduce the market price of our common stock unless and until we were able to achieve revenue growth or cost savings and other business economies sufficient to offset the effect of such an issuance. As a result, there is no guarantee that our stockholders will achieve greater returns as a result of any future acquisitions we complete.

We may require additional capital to finance the acquisition of additional brands and our inability to raise such capital on beneficial terms or at all could restrict our growth.

We may, in the future, require additional capital to help fund all or part of potential acquisitions. If, at the time required, we do not have sufficient cash to finance those additional capital needs, we will need to raise additional funds through equity and/or debt financing. We cannot guarantee that, if and when needed, additional financing will be available to us on acceptable terms or at all. If additional capital is needed and is either unavailable or cost prohibitive, our growth may be limited as we may need to change our business strategy to slow the rate of, or eliminate, our expansion plans. In addition, any additional financing we undertake could impose additional covenants upon us that restrict our operating flexibility, and, if we issue equity securities to raise capital, our existing stockholders may experience dilution or the new securities may have rights senior to those of our common stock.

Because of the intense competition within our licensees’ markets and the strength of some of their competitors, we and our licensees may not be able to continue to compete successfully.

Currently, most of our trademark licenses are for products in the apparel, fashion accessories, footwear, beauty and fragrance, and home products and decor industries, in which our licensees face intense competition, including from our other brands and licensees. In general, competitive factors include quality, price, style, name recognition and service. In addition, various fads and the limited availability of shelf space could affect competition for our licensees’ products. Many of our licensees’ competitors have greater financial, distribution, marketing and other resources than our licensees and have achieved significant name recognition for their brand names. Our licensees may be unable to successfully compete in the markets for their products, and we may not be able to continue to compete successfully with respect to our licensing arrangements.

If our competition for retail licenses and brand acquisitions increases, our growth plans could be slowed.

We may face increasing competition in the future for retail licenses as other companies owning established brands may decide to enter into licensing arrangements with retailers similar to the ones we currently have in place. Furthermore, our current or potential direct-to-retail licensees may decide to develop or purchase brands rather than maintain or enter into license agreements with us. We also compete with traditional apparel and consumer brand companies, other brand management companies and private equity groups for brand acquisitions. If our competition for retail licenses and brand acquisitions increases, it may take us longer to procure additional retail licenses and/or acquire additional brands, which could slow down our growth rate.

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

For instance, despite our efforts to protect and enforce our intellectual property rights, unauthorized parties may attempt to copy aspects of our intellectual property, which could harm the reputation of our brands, decrease their value and/or cause a decline in our licensees’ sales and thus our revenues. Further, we and our licensees may not be able to detect infringement of our intellectual property rights quickly or at all, and at times we or our licensees may not be successful combating counterfeit, infringing or knockoff products, thereby damaging our competitive position. In addition, we depend upon the laws of the countries where our licensees’ products are sold to protect our intellectual property. Intellectual property rights may be unavailable or limited in some countries because standards of registerability vary internationally. Consequently, in certain foreign jurisdictions, we have elected or may elect not to apply for trademark registrations. While we generally apply for trademarks in most countries where we license or intend to license our trademarks, we may not accurately predict all of the countries where trademark protection will ultimately be desirable. If we fail to timely file a trademark application in any such country, we may be precluded from obtaining a trademark registration in such country at a later date. Failure to adequately pursue and enforce our trademark rights could damage our brands, enable others to compete with our brands and impair our ability to compete effectively.  Further, the rights to our brands in Latin America and Greater China are controlled primarily through our joint ventures in these regions and while we believe that our partnerships in these areas will enable us to better protect our trademarks in countries covered by the ventures, we do not control either joint venture company and thus most decisions relating to the use and enforcement of the marks in these countries will be subject to the approval of our local partners.

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

Our licensees Target, Kohl's, Kmart and Wal-Mart were our four largest direct-to-retail licensees during fiscal 2008, representing approximately 11%, 6%, 5% and 3%, respectively, of our total revenue for such period, while Li & Fung USA was our largest wholesale licensee, representing approximately 11% of our total revenue for such period. Our license agreement with Target for the Mossimo trademark grants it the exclusive U.S. license for substantially all Mossimo-branded products for a term expiring in January 2012; our second license agreement with Target for the Fieldcrest mark grants it the exclusive U.S. license for substantially all Fieldcrest-branded products for an initial term expiring in July 2010; and our third license agreement with Target grants it the exclusive U.S. license for Waverly Home for a broad range of Waverly Home-branded products for a term expiring in January 2011.  Our license agreement with Kohl's grants it the exclusive U.S. license with respect to the Candie's trademark for a wide variety of product categories for a term expiring in January 2011.  Our license agreement with Kmart grants it the exclusive U.S. license with respect to the Joe Boxer trademark for a wide variety of product categories for a term expiring in December 2010.  Our license agreement with Wal-Mart for the Ocean Pacific and OP trademarks grants it the exclusive license in the U.S., China, India and Brazil for substantially all Ocean Pacific/OP-branded products for an term expiring June 30, 2011; our second license agreement with Wal-Mart for the Danskin Now trademark grants it the exclusive license in the U.S. Canada, Argentina, and Central America for substantially all Danskin Now-branded products for an initial term expiring December 2010; and, our third license agreement with Wal-Mart for the Starter trademark grants it the exclusive license in the U.S., Canada and Mexico for substantially all Starter-branded products for an initial term expiring December 2013. Our license agreements with Li & Fung USA grant it the exclusive worldwide license with respect to our Royal Velvet trademarks for a variety of products, and the exclusive license (outside of the U.S. and Canada) for the Cannon trademark for a variety of products. The term for each of these licenses with Li & Fung USA expires on December 31, 2013. Because we are dependent on these licensees for a significant portion of our licensing revenue, if any of them were to have financial difficulties affecting its ability to make guaranteed payments, or if any of these licensees decides not to renew or extend its existing agreement with us, our revenue and cash flows could be reduced substantially. For example, as of September 2006, Kmart had not approached the sales levels of Joe Boxer products needed to trigger royalty payments in excess of its guaranteed minimums since 2004, and, as a result, when we entered into the current license agreement with Kmart in September 2006 expanding its scope to include Sears stores and extending its term from December 2007 to December 2010, we agreed to reduce the guaranteed annual royalty minimums by approximately half, as a result of which our revenues from this license were substantially reduced.

We are dependent upon our president and other key executives. If we lose the services of these individuals we may not be able to fully implement our business plan and future growth strategy, which would harm our business and prospects.

Our success as a marketer and licensor of intellectual property is largely due to the efforts of Neil Cole, our president, chief executive officer and chairman. Our continued success is largely dependent upon his continued efforts and those of the other key executives he has assembled. Although we have entered into an employment agreement with Mr. Cole, expiring on December 31, 2012, as well as employment agreements with other of our key executives, there is no guarantee that we will not lose their services. To the extent that any of their services become unavailable to us, we will be required to hire other qualified executives, and we may not be successful in finding or hiring adequate replacements. This could impede our ability to fully implement our business plan and future growth strategy, which would harm our business and prospects.

Our license agreement with Target could be terminated by Target in the event we were to lose the services of Mossimo Giannulli as our creative director with respect to Mossimo-branded products, thereby significantly devaluing the assets acquired by us in the Mossimo merger and decreasing our expected revenues and cash flows.

Target, the primary licensee of our Mossimo brand, has the right at its option to terminate its license agreement with us if the services of Mossimo Giannulli as creative director for Mossimo-branded products are no longer available to Target, upon his death or permanent disability or in the event a morals clause in the agreement relating to his future actions and behavior is breached. Although we have entered into an agreement with Mr. Giannulli in which he has agreed to continue to provide us with his creative director services, including those which could be required by Target under the Target license, for a term expiring on January 31, 2012, there can be no assurance that if his services are required by Target he will provide such services or that in the event we, and thus Target, were to lose the ability to draw on such services, Target would continue its license agreement with us. The loss of the Target license would significantly devalue the assets acquired by us in the Mossimo merger and decrease our expected revenues and cash flows until we were able to enter into one or more replacement licenses.

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

As of December 31, 2008, goodwill represented approximately $144.7 million, or approximately 10% of our total assets, and trademarks and other intangible assets represented approximately $1,060.5 million, or approximately 75% of our total assets. Under SFAS No. 142, goodwill and indefinite life intangible assets, including some of our trademarks, are no longer amortized, but instead are subject to impairment evaluation based on related estimated fair values, with such testing to be done at least annually. While, to date, no impairment write-downs have been necessary, any write-down of goodwill or intangible assets resulting from future periodic evaluations would, as applicable, either decrease our net income or increase our net loss, and those decreases or increases could be material.

We may not be able to pay the cash portion of the conversion price upon any conversion of the $287.5 million principal amount of our outstanding convertible senior subordinated notes, which would constitute an event of default with respect to such notes and could also constitute a default under the terms of our other debt.

We may not have sufficient cash to pay, or may not be permitted to pay, the cash portion of the consideration that we will be required to pay when our 1.875% convertible senior subordinated notes become due in June 2012, herein referred to as our convertible notes. Upon conversion of the convertible notes, we will be required to pay to the holder of such notes a cash payment equal to the par value of the notes. This part of the payment must be made in cash, not in shares of our common stock. As a result, we will be required to pay a minimum of $287.5 million  in cash to holders of the convertible notes upon their conversion.

If we do not have sufficient cash on hand at the time of conversion, we may have to raise funds through debt or equity financing. Our ability to raise such financing will depend on prevailing market conditions. Further, we may not be able to raise such financing within the period required to satisfy our obligation to make timely payment upon any conversion. In addition, the terms of any current or future debt may prohibit us from making these cash payments or otherwise restrict our ability to make such payments and/or may restrict our ability to raise any such financing. In particular, the terms of our outstanding term loan facility restrict the amount of proceeds from collateral pledged to secure our obligations thereunder that may be used by us to make payments in cash under certain circumstances, including payments to the convertible notes holders upon conversion. A failure to pay the required cash consideration upon conversion would constitute an event of default under the indenture governing the convertible notes, which might constitute a default under the terms of our other debt.

Changes in the accounting method for business combinations will have an adverse impact on our reported or future financial results.

For the years ended December 31, 2008 and prior, in accordance with Statement of Financial Accounting Standard 141 “Business Combinations” all acquisition-related costs such as attorney’s fees and accountant’s fees, as well as contingent consideration to the seller, are capitalized as part of the purchase price.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”, which requires an acquirer to do the following: expense acquisition related costs as incurred; record contingent consideration at fair value at the acquisition date with subsequent changes in fair value to be recognized in the income statement; and recognize any adjustments to the purchase price allocation as a period cost in the income statement. This statement applies prospectively to business combinations for which the acquisition date is on or after beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier application is prohibited. At the date of adoption, this statement is expected to have a material impact on our results of operations and our financial position due to our acquisition strategy.

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

In connection with the initial sale of our convertible notes, we entered into convertible note hedges with affiliates of Merrill Lynch and Lehman Brothers, herein referred to as the counterparties, which hedging transactions are expected, but are not guaranteed, to eliminate the potential dilution upon conversion of the convertible notes. At the same time, we entered into sold warrant transactions with the hedge counterparties. In connection with such transactions, the hedge counterparties entered into various over-the-counter derivative transactions with respect to our common stock and purchased our common stock; and they may enter into or unwind various over-the-counter derivatives and/or purchase or sell our common stock in secondary market transactions in the future.

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

On September 15, 2008 and October 3, 2008, respectively, Lehman Holdings and Lehman OTC, filed for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in the Southern District of New York.  We currently believe, although there can be no assurance, that the bankruptcy filings and their potential impact on these entities will not have a material adverse effect on our financial position, results of operations or cash flows. We will continue to monitor the bankruptcy filings of Lehman Holdings and Lehman OTC.

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

Certain provisions of our certificate of incorporation and our share purchase rights plan, either alone or in combination with each other, could have the effect of making more difficult, delaying or deterring unsolicited attempts by others to obtain control of our company, even when these attempts may be in the best interests of our stockholders. Our certificate of incorporation currently authorizes 150,000,000 shares of common stock to be issued. Based on our outstanding capitalization at December 31, 2008, and assuming the exercise of all outstanding options and warrants and the issuance of the maximum number of shares of common stock issuable upon conversion of all of our outstanding convertible notes, there are still a substantial number of shares of common stock available for issuance by our board of directors without stockholder approval. Our certificate of incorporation also authorizes our board of directors, without stockholder approval, to issue up to 5,000,000 shares of preferred stock, in one or more series, which could have voting and conversion rights that adversely affect or dilute the voting power of the holders of our common stock, none of which has been issued to date. Furthermore, under our share purchase rights plan, often referred to as a “poison pill,” if anyone acquires 15% or more of our outstanding shares, all of our stockholders (other than the acquirer) have the right to purchase additional shares of our common stock for a fixed price. We are also subject to the provisions of Section 203 of the Delaware General Corporation Law, which could prevent us from engaging in a business combination with a 15% or greater stockholder for a period of three years from the date it acquired that status unless appropriate board or stockholder approvals are obtained.

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

Marketable securities consist of auction rate securities. From the third quarter of 2007 to the present, our balance of auction rate securities failed to auction due to sell orders exceeding buy orders. These funds will not be available to us until a successful auction occurs or a buyer is found outside the auction process. As a result, $13.0 million of auction rate securities have been written down to approximately $7.5 million, based on our analysis, as an unrealized pre-tax loss to reflect a temporary decrease in fair value, reflected as an accumulated other comprehensive loss of $5.5 million in the stockholders’ equity section of our consolidated balance sheet. We estimated the fair value of our auction rate securities using a discounted cash flow model where we used the expected rate of interest to be received.  We believe this decrease in fair value is temporary due to general macroeconomic market conditions, and interest is being paid in full as scheduled.  Further, we have the ability to hold the securities until an anticipated full redemption, and we have no reason to believe that any of the underlying issuers of these auction rate securities or its third-party insurers are presently at risk of default.  However, there are no assurances that a successful auction will occur, or that we can find a buyer outside the auction process.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

On November 9, 2007, the Company entered into a new lease with respect to the Company’s current and future offices at 1450 Broadway in New York, New York. The lease, among other things, covers approximately 30,550 square feet of office and showroom space, herein referred to as the new headquarters, that the Company intends to occupy following the date that the landlord completes certain work in the space and delivers it to the Company, herein referred to as the delivery date, which is expected to occur prior to June 1, 2009. With respect to the new headquarters, the lease will expire 15 years after the delivery date, providing for rental payments to commence on the 181st day following the delivery date, herein referred to as the rent commencement date, and provides for total aggregate annual base rental payments for such space of approximately $27.4 million (ranging from approximately $1.5 million for the first year following the rent commencement date to approximately $2.2 million in the last year of the lease). The lease also provides for the temporary rental by the Company of (i) the approximately 15,000 square feet of office space currently occupied by the Company in the building for a term expiring on the 91st  day after the rent commencement date at an annual rent of approximately $0.5 million and gives the Company the right to extend the term of the lease with respect to such space such that it ends co-terminus with that of the new headquarters for an annual rent of approximately $0.8 million and (ii) approximately 7,000 square feet of temporary office space on another floor of the building for a term expiring on the rent commencement date at an annual rent of $0.3 million. The Company will also be required to pay its proportionate share of any increased taxes attributed to the premises.

In addition, in connection with the Starter acquisition, the Company assumed a lease for office space at 1350 Broadway, which covers approximately 13,090 square feet of office and showroom space with an annual rent of $476,000, which expires on October 31, 2011, as well as a lease for approximately 7,900 square feet of office space in Bentonville, Arkansas with an annual rent of $149,000, which will terminate on July 1, 2009. The Company began subletting the office space at 1350 Broadway beginning January 1, 2009.  The Company also acquired 5,994 square feet of office space in Santa Monica, California in connection with the Mossimo merger, pursuant to a lease that expires July 31, 2009. The Company sublets half of this space pursuant to a sublease that will expire concurrent with the lease.  The Company also acquired approximately 4,500 square feet of office space at 261 Fifth Ave in New York, New York in connection with the Waverly acquisition with an annual rent of approximately $0.2 million. The Company intends to sublet this space.

Bright Star currently occupies approximately 2,269 square feet of office space in Mt. Arlington, New Jersey, pursuant to a lease that expires on March 14, 2009.

Item 3. Legal Proceedings

Sweet Sportswear/Unzipped litigation

On August 5, 2004, the Company, along with its subsidiaries, Unzipped, Michael Caruso & Co., referred to as Caruso, and IP Holdings, collectively referred to as the plaintiffs, commenced a lawsuit in the Superior Court of California, Los Angeles County, against Unzipped's former manager, former supplier and former distributor, Sweet Sportswear, LLC, herein referred to as Sweet, Azteca Productions International Inc., herein referred to as Azteca, and Apparel Distribution Service LLC, herein referred to as ADS, respectively, and a principal of these entities and former member of the Company's board of directors, Hubert Guez, collectively referred to as the Guez defendants. The Company pursued numerous causes of action against the Guez defendants, including breach of contract, breach of fiduciary duty, trademark infringement and others and sought damages in excess of $20 million. On March 10, 2005, Sweet, Azteca and ADS, collectively referred to as cross-complainants, filed a cross-complaint against the Company claiming damages resulting from a variety of alleged contractual breaches, among other things.

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

The Court adopted these preliminary rulings as final on November 16, 2007. On the same day, the Court entered judgment against Mr. Guez in the amount of $10,964,730 and ADS in the amount of $1,272,420, and against each of the Guez defendants with regard to each and every claim that they pursued in the litigation including, without limitation, ADS’s and Azteca’s unsuccessful efforts to recover against Unzipped any account balances claimed to be owed, totaling approximately $3.5 million including interest, collectively referred to as the judgments. In entering the judgments, the Court upheld the jury’s verdict in favor of the Company relating to its write-down of the senior subordinated note due June 2012, issued by the Company to Sweet in connection with the Company’s acquisition of Unzipped for Unzipped’s 2004 fiscal year and disallowed the Company’s write-down of the note for Unzipped’s 2005 fiscal year. The monetary portion of the Judgments accrues interest at a rate of 10% per annum from the date of the judgments’ entry. Also on November 16, 2007, the Court issued a memorandum order wherein it upheld an aggregate of approximately $6,800,000 of the jury’s verdicts against Sweet and Azteca, but declined to enter judgment against these entities since it had ordered a new trial with regard to certain other damage awards entered against these entities by the jury.

On November 21, 2007, the Guez defendants filed a notice of appeal. They also filed a $49,090,491 undertaking with the Court, consisting primarily of a $43,380,491 personal surety given jointly by Gerard Guez and Jacqueline Rose Guez, bonding the monetary portions of the Judgments. By Order dated December 17, 2008 the Court determined that the undertaking was adequate absent changed circumstances. This determination serves to prevent the Company and its subsidiaries from pursuing collection of the monetary portions of the Judgments during the pendency of the appeal. The Company and its subsidiaries filed a notice of appeal on November 26, 2007, appealing, among other things, those parts of the jury’s verdicts vacated by the Court in connection with the Guez defendants’ post-trial motions.  The Company and its subsidiaries intend to vigorously pursue their appeals, and vigorously defend against the Guez parties’ appeal.

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

By final order dated October 31, 2008, the plaintiffs’ petition for attorneys’ fees was granted with respect to $7,663,456 of fees. The Court did not award any non-statutory costs.  On December 1, 2008, the Judgments were amended to include the $647,712.69 in statutory costs awarded by the Court on May 8, 2008, as well as $100,000 of the attorneys’ fees awarded by the Court on October 31, 2008.  On December 5, 2008, the Company filed a notice of appeal from the Court’s orders relating to attorneys’ fees, statutory costs and non-statutory costs.

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

Bongo Apparel, Inc. litigation

On or about June 12, 2006, Bongo Apparel, Inc., herein referred to as BAI, filed suit in the Supreme Court of the State of New York, County of New York, against the Company and IP Holdings alleging certain breaches of contract and other claims and seeks, among other things, damages of at least $25 million. Additionally, on or about October 6, 2006, the Company and IP Holdings filed suit in the United States District Court for the Southern District of New York against BAI and its guarantor, TKO Apparel, Inc., herein referred to as TKO. In that complaint, the Company and IP Holdings asserted various contract, tort and trademark claims that arose as a result of the failures of BAI with regard to the Bongo men's jeanswear business and its wrongful conduct with regard to the Bongo women's jeanswear business. The Company and IP Holdings sought monetary damages in an amount in excess of $10 million and a permanent injunction with respect to the use of the Bongo trademark.

By Agreement and Mutual General Release dated September 15, 2008, the Company, IP Holdings, BAI, and TKO entered into an Agreement and Mutual General Release settling their disputes identified or that could have been identified in the actions set forth above, herein referred to as the settlement agreement. Among other things, the settlement agreement requires TKO to pay to the Company a total of $1,000,000 over an eight year period, and obligated the parties to dismiss all of the actions identified above with prejudice, which has occurred. Also, by Personal Guaranty dated September 15, 2008, J. Kenneth Tate and James D. Tate personally guaranteed TKO’s payment obligations arising pursuant to the settlement agreement.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's common stock, $0.001 par value per share, its only class of common equity, is quoted on the NASDAQ Global Market tier of The NASDAQ Stock Market LLC, herein referred to as NASDAQ, under the symbol “ICON”. The following table sets forth the high and low sales prices per share of the Company's common stock for the periods indicated, as reported on NASDAQ:

	High	Low
Year Ended December 31, 2008
Fourth Quarter	$14.13	$5.11
Third Quarter	14.40	10.26
Second Quarter	19.23	11.86
First Quarter	22.80	15.96

Year Ended December 31, 2007
Fourth Quarter	$24.04	$18.61
Third Quarter	24.48	18.41
Second Quarter	23.37	18.84
First Quarter	23.13	18.01

As of February 18, 2009 there were 2,112 holders of record of the Company's common stock.

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

ISSUER PURCHASES OF EQUITY SECURITIES

2008	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plan
January 1 - January 31	13,541	$19.04	-	-
February 1 - February 29	-	-	-	-
March 1 - March 31	330	17.55	-	-
April 1 - April 30	6,908	14.82	-	-
May 1 - May 31	1,267	14.50	-	-
June 1 - June 30	-	-	-	-
July 1 - July 31	308	11.03	-	-
August 1 - August 31	-	-	-	-
September 1 - September 30	3,413	13.08	-	-
October 1 - October 31	4,897	9.96	-	-
November 1 - November 30	252,113	6.89	250,000	$73,284,360
December 1 - December 31	19,139	7.34	15,404	73,177,253
Total	301,916	$12.69	265,404	$73,177,253

(1)   On November 3, 2008, the Company announced that the Board of Directors authorized the repurchase of up to $75 million of the Company's common stock over a period ending October 30, 2011. This authorization replaces any prior plan or authorization. The current plan does not obligate the Company to repurchase any specific number of shares and may be suspended at any time at management's discretion. Amounts not purchased under the stock repurchase program represent shares surrendered to the Company to pay withholding taxes due upon the vesting of restricted stock.

During the year ended December 31, 2008, the Company repurchased 265,404 shares for approximately $1.8 million at a weighted average price of $6.85 per share. At December 31, 2008, $73,177,253 of the Company's common stock may yet be purchased under this plan. No shares were repurchased by the Company during the years ended December 31, 2007 and 2006.

See “Item-12” - “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for certain information concerning securities issued under the Company's equity compensation plans.

 Item 6. Selected Financial Data

Changes in our financial reporting

On December 7, 2004, the Company announced that beginning January 1, 2005, it had changed its fiscal year ending on January 31, to a calendar year beginning on January 1st  and ending on December 31st. The change was designed to align the Company's financial reporting with that of its licensees. As a result, the Company reported on an 11-month year for the period February 1, 2004 through December 31, 2004 (the “11-month 2004 period”). The Company's current reporting period is for the 12-month period January 1, 2008 through December 31, 2008 (“fiscal 2008”), as are the prior year reporting periods from January 1, 2007 through December 31, 2007 (“fiscal 2007”), from January 1, 2006 through December 31, 2006 (“fiscal 2006”), and from January 1, 2005 through December 31, 2005 (“fiscal 2005”).

Commencing with fiscal 2005, revenues from Bright Star are recognized solely from its net agent commissions and no longer from gross product sales as they were prior to the change in the Company’s business practices with respect to Bright Star described above. In addition, for the fiscal years ending prior to fiscal 2005, the Company had both licensing/commission/footwear operations and apparel operations. As a result of the Company’s shift in business model, including its licensing of the activities associated with its former Candie’s and Bongo footwear and apparel operations, the Company now has only licensing and commission revenues, which includes the licensing revenues for all of its brands and Bright Star’s net commission revenues.

As a result of the Company’s transition to a brand management business, and to a lesser extent, its change in fiscal year end, its operating results for the periods after the 11-month 2004 period are not, and are not expected to be, comparable to prior years. Further, as a result of the Company’s Joe Boxer and Rampage acquisitions and to a lesser extent the change in Bright Star revenue recognition, the Company’s operating results for fiscal 2005 are not comparable to prior years; as a result of the Company’s acquisitions in fiscal 2006, the Company’s operating results for fiscal 2006 are not comparable to prior periods; as a result of the Company’s acquisitions in fiscal 2007, the Company’s operating results for fiscal 2007 are not comparable to prior periods; and as a result of the Company’s acquisition in fiscal 2008, the Company’s operating results for fiscal 2008 are not comparable to prior periods.

Selected Historical Financial Data
(amounts in tables but not footnotes in thousands, except earnings per share amounts)

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

	Year Ended December 31, 2008 (2)	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005	11-Months Ended December 31, 2004
Income Statement Data
Licensing and other revenue	$216,761	$160,004	$80,694	$30,156	$10,553
Net sales	-	-	-	-	58,427
Net revenues	216,761	160,004	80,694	30,156	68,980
Operating income (1)	142,052	121,789	53,673	15,361	2,942
Other expenses - net	33,126	25,512	13,837	4,453	2,701
Net income (3)	70,153	63,755	32,501	15,943	241

Earnings per share:
Basic	$1.21	$1.12	$0.81	$0.51	$0.01
Diluted	$1.15	$1.04	$0.72	$0.46	$0.01

Weighted average number of common shares outstanding:
Basic	57,810	56,694	39,937	31,284	26,851
Diluted	61,248	61,426	45,274	34,773	28,706

	At December 31,
	2008	2007	2006	2005	2004
Balance Sheet Data
Current Assets	$130,363	$95,868	$99,829	$22,345	$9,627
Working capital (deficit)	27,170	19,458	64,124	(4,388)	(5,894)
Trademarks and other intangibles, net	1,060,460	1,038,201	467,688	139,281	16,591
Total assets	1,420,259	1,336,130	696,244	217,244	60,160
Long-term debt	668,027	702,156	162,808	99,119	22,488
Total stockholders' equity	613,526	527,920	465,457	100,896	24,258

(1)
Includes expenses related to specific litigation (formerly known as special charges) of $893,000 in fiscal 2008, a net benefit from expenses related to specific litigation of $6.0 million in fiscal 2007, and expenses related to specific litigation of $2.5 million in fiscal 2006, $1.5 million in fiscal 2005, and $0.3 million in the 11-month 2004 period. Further, included in operating income for the 11-month 2004 period and fiscal 2005 was an adjustment for the shortfall payment related to Unzipped of $7.6 million, and $0.5 million, respectively (see Notes 9 and 10 of Notes to Consolidated Financial Statements).

(2)
During fiscal 2008, fiscal 2007, fiscal 2006, fiscal 2005, and the 11-month 2004 period, the Company made one, four, four, two and one acquisition, respectively. See Note 2 of Notes to Consolidated Financial Statements for information about the Company’s fiscal 2008 acquisition.

(3)
In fiscal 2006 and fiscal 2005, the Company recognized a net non-cash tax benefit of $6.2 million and $5.0 million, respectively, by reducing the valuation allowance on the deferred tax asset related to the Company's net operating loss carryforwards.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995. This Annual Report on Form 10-K, including this Item 7, includes “forward-looking statements” based on the Company's current expectations, assumptions, estimates and projections about its business and its industry. These statements include those relating to future events, performance and/or achievements, and include those relating to, among other things, the Company's future revenues, expenses and profitability, the future development and expected growth of the Company's business, its projected capital expenditures, future outcomes of litigation and/or regulatory proceedings, competition, expectations regarding the retail sales environment, continued market acceptance of the Company's current brands and its ability to market and license brands it acquires, the Company's ability to continue identifying, pursuing and making acquisitions, the ability of the Company to obtain financing for acquisitions, the ability of the Company's current licensees to continue executing their business plans with respect to their product lines and the ability to pay contractually obligated royalties, and the Company's ability to continue sourcing licensees that can design, distribute, manufacture and sell their own product lines.

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

Overview

The Company is a brand management company engaged in licensing, marketing and providing trend direction for a diversified and growing consumer brand portfolio. The Company’s brands are sold across every major segment of retail distribution, from luxury to mass. As of December 31, 2008, the Company owned 17 iconic consumer brands: Candie’s, Bongo, Badgley Mischka, Joe Boxer, Rampage, Mudd, London Fog, Mossimo, Ocean Pacific/OP, Danskin, Rocawear, Cannon, Royal Velvet, Fieldcrest, Charisma, Starter, and Waverly. In addition, Scion LLC, a joint venture in which the Company has a 50% investment, owns the Artful Dodger brand. The Company licenses its brands worldwide through approximately 200 direct-to-retail and wholesale licenses for use across a wide range of product categories, including footwear, fashion accessories, sportswear, home products and décor, and beauty and fragrance. The Company’s business model allows it to focus on its core competencies of marketing and managing brands without many of the risks and investment requirements associated with a more traditional operating company. Its licensing agreements with leading retail and wholesale partners throughout the world provide the Company with a predictable stream of guaranteed minimum royalties.

The Company’s growth strategy is focused on increasing licensing revenue from its existing portfolio of brands through adding new product categories, expanding the retail penetration of its existing brands and optimizing the sales of its licensees. The Company will also seek to continue the international expansion of its brands by partnering with leading licensees and/or joint venture partners throughout the world. Finally, the Company believes it will continue to acquire iconic consumer brands with applicability to a wide range of merchandise categories and an ability to further diversify its brand portfolio.

The Company has and continues to focus on cost-saving measures.  These measures include a reduction of the total number of total full-time employees in February 2009, as well as a continued review of all operating expenses

Summary of operating results:

The Company had net income of $70.2 million for fiscal 2008 as compared to net income of $63.8 million for fiscal 2007.

The Company's operating income was $142.1 million in fiscal 2008, compared to an operating income of $121.8 million in fiscal 2007.

Fiscal 2008 Compared to Fiscal 2007

Revenue. Revenue for fiscal 2008 increased to $216.8 million from $160.0 million during fiscal 2007. During fiscal 2008, we recorded a non-cash gain of approximately $2.6 million related to the sale of trademarks to our joint venture in China, and a gain of $5.7 million related to the Iconix Latin America transaction. The two largest drivers of the growth of $48.5 million was a full year of revenue generated from the fiscal 2007 acquisitions of Danskin, Rocawear, the Official-Pillowtex brands (i.e. Cannon, Royal Velvet, Fieldcrest, Charisma), Artful Dodger, and Starter, which in the aggregate contributed approximately $57.1 million, as well as approximately $1.4 million contributed by the fiscal 2008 acquisition of Waverly, which had no comparable revenue in fiscal 2007.  For brands owned for the full year in fiscal 2008 and fiscal 2007, revenue remained approximately flat, excluding the Mudd brand, which began a transition to a direct-to-retail license with Kohl’s in November 2008, and the Ocean Pacific/OP brand, which began a transition to a direct-to-retail license with Wal-Mart in August 2007 and was re-launched in Wal-Mart stores in Spring 2008.

Operating Expenses. Consolidated selling, general and administrative, herein referred to as SG&A, expenses totaled $73.8 million in fiscal 2008 compared to $44.3 million in fiscal 2007. The increase of $29.5 million was primarily related to: (i) an increase of approximately $12.5 million in payroll costs, primarily due to an increase of $7.5 million in non-cash stock compensation expense (from $1.8 million in fiscal 2007 to $9.3 million in fiscal 2008), of which $6.9 million of the increase related to the new employment contract with our chairman, chief executive officer and president, with the balance of the aggregate increase in payroll costs attributable to the increase in employee headcount mainly related to our fiscal 2007 and fiscal 2008 acquisitions; (ii) an increase of approximately $7.3 million in advertising mainly driven by advertising related to brands acquired in fiscal 2007; (iii) amortization of intangible assets (mainly contracts and non-compete agreements) as a direct result of the Danskin, Rocawear, Official-Pillowtex, Starter, Artful Dodger and Waverly brand acquisitions, which accounted for $4.7 million in fiscal 2008 and $2.0 million in fiscal 2007; and (iv) an increase of $4.1 million in professional fees primarily related to increased maintenance costs on trademarks acquired through recent acquisitions.

For fiscal 2008 and fiscal 2007, our expenses related to specific litigation, formerly known as special charges, included an expense for professional fees of $0.9 million and a net benefit of $6.0 million, respectively, relating to litigation involving Unzipped. See Notes 9 and 10 of Notes to Consolidated Financial Statements.

Operating Income. Operating income for fiscal 2008 increased to $142.1 million, or approximately 66% of total revenue, compared to $121.8 million or approximately 76% of total revenue in fiscal 2007. The decrease in our operating margin percentage is primarily the result of the increase in operating expenses for the reasons detailed above.

Other Expenses - Net – Other expenses - net increased by $7.6 million in fiscal 2008 to $33.1 million, compared to other expenses - net of $25.5 million in fiscal 2007.  This increase was due to several factors: (i) an increase in our debt in connection with the acquisitions of Rocawear, Official-Pillowtex and Starter; (ii) interest expense related to the Sweet note; and, (iii) a decrease in interest income related to a combination of our higher cash balance during fiscal 2007 related to the proceeds from the convertible notes and a decrease in interest rates on money invested by us in fiscal 2008. This increase in interest expense was partially offset by a decrease in interest rates for our variable rate debt (i.e. our term loan facility) and interest income related to our judgment against Guez and ADS. See Note 6 of Notes to Consolidated Financial Statements. Specifically, for fiscal 2008, there was a total interest expense relating to the term loan facility, convertible notes and our judgment against Guez and ADS of approximately $15.5 million, $5.4 million and $1.0 million, respectively with no comparable interest expense in fiscal 2007. Deferred financing costs increased by $1.6 million in fiscal 2008 to $3.6 million from $2.0 million in fiscal 2007 due to additional financing obtained in fiscal 2007.  Further, during fiscal 2008 we recorded a loss of $0.5 million from our 50% equity investment in Iconix China.

Provision for Income Taxes. The effective income tax rate for fiscal 2008 is approximately 35.6% resulting in the $38.8 million income tax expense, as compared to an effective income tax rate of 33.8% in fiscal 2007 which resulted in the $32.5 million income tax expense.

Net Income. The Company’s net income was $70.1 million in fiscal 2008, compared to net income of $63.8 million in fiscal 2007, as a result of the factors discussed above.

Fiscal 2007 Compared to Fiscal 2006

Revenue. Revenue for fiscal 2007 increased to $160.0 million from $80.7 million during fiscal 2006. The two largest drivers of the growth of $79.3 million was a full year of revenue generated from the acquisitions of Mudd, London Fog, Mossimo and Ocean Pacific made during fiscal 2006 which contributed approximately $37.1 million, as well as approximately $49.3 million contributed by the fiscal 2007 acquisitions of Danskin, Rocawear, the Official-Pillowtex brands (i.e. Cannon, Royal Velvet, Fieldcrest, Charisma) and Starter, which had no comparable revenue in fiscal 2006. For brands owned for the full year in fiscal 2007 and fiscal 2006, revenue increased approximately 5%, excluding the Joe Boxer license with Kmart, which was renewed at lower guaranteed minimum royalties while extended for an additional term of four years and providing for expansion into Sears stores.

Operating Expenses. SG&A expenses totaled $44.3 million in fiscal 2007 compared to $24.5 million in fiscal 2006. The increase of $19.8 million was primarily related to (i) an increase of approximately $6.7 million in advertising mainly driven by increased advertising related to brands acquired in fiscal 2007, with no comparable advertising expense in fiscal 2006; (ii) an increase of approximately $5.6 million in payroll costs due to an increase in employee headcount of 48 people (comparing year-over-year ending headcount) relating primarily to our fiscal 2007 acquisitions of Rocawear and Starter. Further, for fiscal 2007, non-cash items consisting of the amortization of restricted stock awards, and the amortization of intangible assets (mainly contracts and non-competes) as a direct result of the Mossimo, Ocean Pacific, Danskin, Rocawear and the Pillowtex brands acquisitions which accounted for $1.7 million and $3.4 million, respectively.

For fiscal 2007 our expenses related to specific litigation, formerly known as special charges, included $6.0 million net benefit, as compared to expenses related to specific litigation of $2.5 million in fiscal 2006, both years relating to litigation involving Unzipped. The $6.0 million net benefit includes approximately $3.4 million in legal expenses and a $9.4 million benefit relating to the judgment received in November 2007 relating to the Unzipped litigation. See Notes 9 and 10 of Notes to Consolidated Financial Statements. Expenses related to specific litigation for fiscal 2006 is comprised of legal expenses involving the Unzipped litigation.

Operating Income. Operating income for fiscal 2007 increased to $121.8 million, or approximately 76% of total revenue, compared to $53.7 million or approximately 67% of total revenue in fiscal 2006. The increase in our operating margin percentage is primarily the result of increased revenues relating to the fiscal 2007 acquisitions and a full year of revenue for fiscal 2006 acquisitions while leveraging off of the existing infrastructure and making modest additions to SG&A compared to the increase in revenue.

Other Expenses – Net. Interest expense increased by $17.9 million in fiscal 2007 to $33.0 million, compared to interest expense of $15.1 million in fiscal 2006. This increase was due primarily to an increase in the Company’s debt financing arrangements in connection with the acquisitions of Rocawear, Official-Pillowtex and Starter, as well as interest related to our judgment against Herbert Guez and ADS. See Note 6 of Notes to Consolidated Financial Statements. Specifically, for fiscal 2007, there was a total interest expense relating to the term loan facility, convertible notes and our judgment against Herbert Guez and ADS of approximately $12.4 million, $2.9 million and $2.8 million respectively with no comparable interest expense in fiscal 2006. Deferred financing costs increased by $1.3 million in fiscal 2007 to $2.0 million from $0.7 million in fiscal 2006 due to additional financing obtained in fiscal 2007. Interest income increased by $6.3 million in fiscal 2007 from $1.2 million to $7.5 million. This increase was primarily driven by higher levels of cash balances throughout the year as compared to fiscal 2006 due to (i) cash generated from operations and (ii) cash raised through debt and equity financing which was on hand for during the first and third quarter of fiscal 2007 before used for acquisitions.

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

Liquidity and Capital Resources

Liquidity

Our principal capital requirements have been to fund acquisitions, working capital needs, and to a lesser extent, capital expenditures. We have historically relied on internally generated funds to finance our operations and our primary source of capital needs for acquisition has been the issuance of debt and equity securities. At December 31, 2008 and 2007, our cash totaled $67.3 million and $53.3 million, respectively, including short-term restricted cash of $0.9 million and $5.2 million, respectively.

On October 3, 2008, we completed our acquisition of Waverly for $26.0 million in cash paid to the sellers, funded entirely from cash on hand. See Note 2 of Notes to Consolidated Financial Statements for further details on this acquisition.

The term loan facility requires us to repay the principal amount of the term loan outstanding in an amount equal to 50% of the excess cash flow of the subsidiaries subject to the term loan facility for the most recently completed fiscal year.   For the year ended December 31, 2008, we will repay $38.9 million of the principal balance, which represents 50% of the excess cash flow of the subsidiaries subject to the term loan facility. This amount is now included in the current portion of long-term debt.

We believe that cash from future operations as well as currently available cash will be sufficient to satisfy our anticipated working capital requirements for the foreseeable future. We intend to continue financing future brand acquisitions through a combination of cash from operations, bank financing and the issuance of additional equity and/or debt securities. See Note 6 of Notes to Consolidated Financial Statements for a description of certain prior financings consummated by us.

As of December 31, 2008, our marketable securities consist of auction rate securities. Beginning in the third quarter of 2007, $13.0 million of our auction rate securities had failed auctions due to sell orders exceeding buy orders. These funds will not be available to us until a successful auction occurs or a buyer is found outside the auction process. As a result, $13.0 million of auction rate securities have been written down to $7.5 million, using Level 3 inputs with present value techniques as described by the fair value hierarchy and the income approach outlined in SFAS 157, as an unrealized pre-tax loss of $5.5 million to reflect a temporary decrease in fair value. As the write-down of $5.5 million has been identified as a temporary decrease in fair value, the write-down has not impacted our earnings and is reflected as an other comprehensive loss in the stockholders’ equity section of our consolidated balance sheet.  We estimated the fair value of our auction rate securities using a discounted cash flow model where we used the expected rate of interest to be received.  We believe this decrease in fair value is temporary due to general macroeconomic market conditions, and interest is being paid in full as scheduled.  Further, we have the ability to hold the securities until an anticipated full redemption, and we have no reason to believe that any of the underlying issuers of these auction rate securities or its third-party insurers are presently at risk of default. We believe our cash flow from future operations and its existing cash on hand will be sufficient to satisfy its anticipated working capital requirements for the foreseeable future, regardless of the timeliness of the auction process.

Changes in Working Capital

At December 31, 2008 and December 31, 2007 the working capital ratio (current assets to current liabilities) was 1.26 to 1 and 1.25 to 1, respectively. This increase was driven by an increase in cash as well as the factors set forth below:

Operating Activities

Net cash provided by operating activities totaled $89.2 million fiscal 2008, as compared to $83.7 million of net cash provided by operating activities in fiscal 2007. Cash provided by operating activities in fiscal 2008 totaled $89.2 million primarily due to net income of $70.1 million, stock-based compensation expense of $9.3 million of which $6.9 million can be directly attributed to our new contract with the chief executive officer, amortization of intangibles of $7.3 million of which $2.3 million relates to one additional quarter of amortization for those brands acquired at the end of the first quarter of 2007 (ie. Danskin and Rocawear) as well as three additional quarters of amortization for the Official-Pillowtex, Artful Dodger and Starter brands, and a net increase of $29.6 million in deferred income taxes primarily related to the provision for income taxes for fiscal 2008, offset primarily by increases of $19.2 million in accounts receivable and $7.1 million in prepaid advertising and other primarily due to our 2007 acquisitions having been included in our operations for a full year, and non-cash gains from the sale of trademarks and the sale of 50% interest in our subsidiary of $2.6 million and $4.7 million, respectively. We continue to rely upon cash generated from licensing operations to finance our operations.

Investing Activities

Net cash used in investing activities in fiscal 2008 totaled $44.1 million, as compared to $598.2 million used in the fiscal 2007. In fiscal 2008, we used $27.6 million in connection with the acquisition of certain assets related to the Waverly brand, we paid cash earn-outs of $5.0 million related to our acquisition of Official-Pillowtex and $1.1 million related to our acquisition of Rocawear, which were recorded as increases to goodwill; in addition, and we made an initial cash contribution of $2.0 million to our 50% owned joint venture in China. The aggregate of cash used in these investing activities was offset by collection of $1.0 million related to an outstanding promissory note. In fiscal 2007, we paid $71.3 million in cash for certain assets related to the Danskin brand, $206.1 million in cash for certain assets related to the Rocawear brand, $233.8 million in cash for certain assets related to the Official-Pillowtex brands, $60.3 million in cash for certain assets related to the Starter brand, and $196.4 million for the purchase of certain marketable securities, offset by the sale of $183.4 million of those marketable securities. Capital expenditures for fiscal 2008 were $6.3 million, compared to $0.1 million in capital expenditures in fiscal 2007, primarily relating to the purchase of fixtures for certain brands.

Financing Activities

Net cash used in financing activities was $26.8 million in fiscal 2008, compared with $489.0 million of net cash provided by financing activities in fiscal 2007. Of the $26.8 million in net cash used in financing activities, $36.0 million was used for principal payments related to the asset-backed notes and the term loan facility, $3.2 million was used to repurchase shares in net share settlements upon the vesting of certain employees’ restricted stock, and $1.8 million was used to repurchase shares in the open market in accordance with our new stock repurchase plan (see Note 7 of Notes to Consolidated Financial Statements). This was offset by $8.3 million from the excess tax benefit from share-based payment arrangements, $2.3 million from net proceeds in connection with the exercise of stock options and warrants, and a net decrease of $3.6 million in total restricted cash.

Obligations and commitments

Convertible notes. In June 2007, the Company completed the sale of $287.5 million principal amount of its convertible notes in a private offering to certain institutional investors from which it received net proceeds of approximately $281.1 million. The convertible notes bear interest at an annual rate of 1.875%, payable semi-annually in arrears on June 30 and December 31 of each year, commencing as of December 31, 2007. At December 31, 2008, the balance of the convertible notes was $283.4 million.

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

The Company utilized the proceeds of the convertible notes as follows: approximately $233.8 million was used for the Official-Pillowtex acquisition and approximately $38.8 million was the net payment for the related convertible note hedge (see Note 6 of Notes to Consolidated Financial Statements). There are no covenants for this debt obligation.

Term loan facility. In connection with the Company’s acquisition of the Rocawear brand in March 2007, it entered into the term loan facility pursuant to which it borrowed, and received net proceeds of, $212.5 million. Subsequently, in December 2007, in connection with the Company’s acquisition of the Starter brand, the Company borrowed an additional $63.2 million under the term loan facility, in connection with which it received net proceeds of $60.0 million. The Company may borrow an additional $36.8 million under the terms of the term loan facility.

The Company’s obligations under the term loan facility are secured by the Company’s pledge of its ownership interests in many of its subsidiaries. In addition, these and other of the Company’s subsidiaries have guaranteed such obligations and their guarantees are secured by a pledge of, among other things, the Ocean Pacific/OP, Danskin, Rocawear, Mossimo, Cannon, Royal Velvet, Fieldcrest, Charisma, Starter and Waverly trademarks and related intellectual property assets. Amounts outstanding under the term loan facility bear interest, at the Company’s option, at the Eurodollar rate or the prime rate, plus an applicable margin of 2.25% or 1.25%, as the case may be, per annum, with minimum principal payable in equal quarterly installments in annual aggregate amounts equal to 1.00% of the aggregate principal amount of the loans outstanding, in addition to an annual payment equal to 50% of the excess cash flow of the subsidiaries subject to the term loan facility, with any remaining unpaid principal balance to be due on April 30, 2013, herein referred to as the loan maturity date. Upon completion of the Company’s offering of the convertible notes, the loan maturity date was accelerated to January 2, 2012.  On March 11, 2008, the Company paid to LCPI, for the benefit of the lenders, $15.6 million, representing 50% of the excess cash flow from the subsidiaries subject to the term loan facility for 2007. As a result of such payment, the Company is no longer required to pay the quarterly installments described above.  As of December 31, 2008, $38.9 million has been classified as current portion of long-term debt, which represents 50% of the excess cash flow for 2008 of the subsidiaries subject to the term loan facility.  This amount will be paid to LCPI, for the benefit of the lenders, during the first quarter of 2009.  At December 31, 2008, the interest rate under the term loan facility was 3.71% and the balance outstanding under the term loan facility was $255.3 million.  As of December 31, 2008, we are in compliance with all material covenants relating to this debt obligation (see Note 6 to Notes to Consolidated Financial Statements).

Asset-backed notes. The financing for certain of the Company’s acquisitions in 2005 and 2006 was accomplished though private placements of the asset-backed notes, which notes are currently secured by the Candies, Bongo, Joe Boxer, Rampage, Mudd and London Fog trademarks and related intellectual property assets. At December 31, 2008, the principal balance outstanding under the asset-backed notes was $117.1 million, of which $40.6 million principal amount bears interest at a fixed interest rate of 8.45% and $18.0 million principal amount bears interest at a fixed rate of 8.12%, each with a term ending in August 2012, and $58.5 million principal amount bears interest at a fixed rate of 8.99% which will be fully paid by February 22, 2013.

Cash on hand in IP Holdings’ bank account is restricted at any point in time up to the amount of the next payment of principal and interest due by it under the asset-backed notes. Accordingly, as of December 31, 2008 and 2007, $0.9 million and $5.2 million, respectively, have been disclosed as restricted cash within the Company’s current assets. Further, a liquidity reserve account has been established and the funds on deposit in such account are to be applied to the last principal payment due with respect to the asset-backed notes. Accordingly, the $15.9 million and $15.2 million in such reserve account as of December 31, 2008 and 2007, respectively, have been included on the Company’s balance sheets as restricted cash within its other assets. As of December 31, 2008, we are in compliance with all material covenants relating to this debt obligation. (see Note 6 of Notes to Consolidated Financial Statements)

Sweet note. On April 23, 2002, the Company acquired the remaining 50% interest in Unzipped from Sweet for a purchase price comprised of 3,000,000 shares of its common stock and $11.0 million in debt, which was evidenced by the Company’s issuance of the note to Sweet Sportswear, also referred to as the Sweet Note. Prior to August 5, 2004, Unzipped was managed by Sweet pursuant to a management agreement, which obligated Sweet to manage the operations of Unzipped in return for, commencing in fiscal 2003, an annual management fee based upon certain specified percentages of net income achieved by Unzipped during the three- year term of the agreement. In addition, Sweet guaranteed that the net income, as defined in the agreement, of Unzipped would be no less than $1.7 million for each year during the term, commencing with fiscal 2003. In the event that the guarantee was not met for a particular year, Sweet was obligated under the management agreement to pay the Company the difference between the actual net income of Unzipped, as defined, for such year and the guaranteed $1.7 million. That payment, referred to as the shortfall payment, could be offset against the amounts due under the Sweet note at the option of either the Company or Sweet. As a result of such offsets, the balance of the Sweet Note was reduced by the Company to $3.1 million as of December 31, 2006 and $3.0 million as of December 31, 2005 and is reflected in "long- term debt." This note bears interest at the rate of 8% per year and matures in April 2012.

In November 2007, in connection with the judgment entered in the Unzipped litigation, the Company increased the balance of the Sweet note by approximately $6.2 million and recorded the expense as a special charge, and further increased the Sweet note by approximately $2.8 million to record the related interest and included the charge in interest expense. The balance of the Sweet note as of December 31, 2008 is approximately $12.2 million and is included in current portion of long-term debt.

Other. The Company believes that it will be able to satisfy its ongoing cash requirements for operations and debt servicing for the foreseeable future, primarily with cash flow from operations. In addition, as part of its business growth strategy, the Company intends, in addition to growing through the organic development of its brands and expanding internationally, to grow through acquisitions of additional brands. The Company anticipates that it would fund any such acquisitions through a combination of cash, the issuance of equity and/or debt securities.

The following is a summary of contractual cash obligations, including interest for the periods indicated that existed as of December 31, 2008, and is based on information appearing in the Notes to Consolidated Financial Statements:

(000's omitted)	2009	2010	2011	2012	2013	Thereafter	Total
Convertible Notes	$-	$-	$-	$283,437	$-	$-	$283,437
Term Loan Facility	38,946	-	-	216,361	-	-	255,307
Asset-Backed Notes	22,231	24,216	26,380	33,468	10,802	-	117,097
Sweet Note	12,186	-	-	-	-	-	12,186
Operating leases	2,214	2,158	2,153	1,864	1,923	20,545	30,857
Joint venture	1,500	1,500	-	-	-	-	3,000
Employment contracts	4,056	3,348	1,691	1,000	-	-	10,095
Total contractual cash obligations	$81,133	$31,222	$30,224	$536,130	$12,725	$20,545	$711,979

Other Factors

We continue to seek to expand and diversify the types of licensed products being produced under our various brands, as well as diversify the distribution channels through which our licensed products are sold, in an effort to reduce dependence on any particular retailer, consumer or market sector. The success of our company, however, will still remain largely dependent on our ability to build and maintain brand awareness and contract with and retain key licensees and on our licensees’ ability to accurately predict upcoming fashion trends within their respective customer bases and fulfill the product requirements of their particular retail channels within the global marketplace. Unanticipated changes in consumer fashion preferences, slowdowns in the U.S. economy, changes in the prices of supplies, consolidation of retail establishments, and other factors noted in “Item 1A-Risk factors,” could adversely affect our licensees’ ability to meet and/or exceed their contractual commitments to us and thereby adversely affect our future operating results.

Effects of Inflation

The Company does not believe that the relatively moderate rates of inflation experienced over the past few years in the United States, where it primarily competes, have had a significant effect on revenues or profitability.

New Accounting Standards

In September 2006, the Financial Accounting Standards Board, herein referred to as the FASB, issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, herein referred to as  SFAS No. 157.  SFAS No. 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities.  SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets.  Under SFAS No. 157, fair value measurements are required to be disclosed by level within that hierarchy.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  However, FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, herein referred to as SFAS No. 157-2, issued in February 2008, delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.    The Company is in the process of determining the effect, if any, that the adoption of SFAS No. 157-2 will have on its results of operations or financial position.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations”, herein referred to as SFAS 141R, which requires an acquirer to do the following: expense acquisition related costs as incurred; to record contingent consideration at fair value at the acquisition date with subsequent changes in fair value to be recognized in the income statement; and any adjustments to the purchase price allocation are to be recognized as a period cost in the income statement. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier application is prohibited. At the date of adoption, SFAS 141R is expected to have a material impact on our results of operations and our financial position for future acquisitions due to our acquisition strategy.

In December, 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”, herein referred to as SFAS 160. This statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective prospectively, except for certain retrospective disclosure requirements, for fiscal years beginning after December 15, 2008. This statement will have no impact on the Company's financial statements as there are currently no minority interests.

In May 2008 the FASB issued FASB Staff Position APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlements)”, herein referred to As FSP APB 14-1 (previously FSP APB 14-a), which will change the accounting treatment for convertible securities that an issuer may settle fully or partially in cash. Under this final FASB Staff Position, cash-settled convertible securities will be separated into their debt and equity components. The value assigned to the debt component will be the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature. As a result, the debt will be recorded at a discount to adjust its below-market coupon interest rate to the market coupon interest rate for the similar debt instrument without the conversion feature. The difference between the proceeds for the convertible debt and the amount reflected as the debt component represents the value of the conversion feature and will be recorded as additional paid-in capital. The debt will subsequently be accreted to its par value over its expected life, with an offsetting increase in interest expense on the income statement to reflect the market rate for the debt component at the date of issuance.  See Note 6 of Notes to Consolidated Financial Statements for an evaluation of the impact this will have on the Company’s consolidated income statements.

Beginning with the first quarter in fiscal 2009, and applied retrospectively to all past periods presented, the Company will be required to adopt the provisions of FSP APB 14-1 as they relate to the convertible notes. As compared to the current accounting for the convertible notes, adoption of the proposal will reduce long-term debt, increase stockholders’ equity, and reduce net income and earnings per share. Adoption of the proposal would not affect the Company's cash flows. The Company is currently evaluating the impact of the adoption of FSP APB 14-1 on its financial statements.

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”, herein referred to as FSP 157-3. FSP 157-3 applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS 157, and clarifies the application of SFAS 157 in determining the fair values of assets or liabilities in a market that is not active. This FSP is effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of this FSP did not have a material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133", herein referred to as SFAS No. 161, which changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock”, herein referred to as EITF 07-5. EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008.  Management is evaluating the impact adopting this Staff Position will have on the Company’s results of operations and financial position

Critical Accounting Policies:

Several of the Company's accounting policies involve management judgments and estimates that could be significant. The policies with the greatest potential effect on the Company's consolidated results of operations and financial position include the estimate of reserves to provide for collectability of accounts receivable. The Company estimates the collectability considering historical, current and anticipated trends of its licensees related to deductions taken by customers and markdowns provided to retail customers to effectively flow goods through the retail channels, and the possibility of non-collection due to the financial position of its licensees' and their retail customers. Due to its licensing model, the Company has eliminated its inventory risk and reduced its operating risks, and can now reasonably forecast revenues and plan expenditures based upon guaranteed royalty minimums and sales projections provided by its retail licensees.

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

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets,", herein referred to as SFAS No. 142, which changed the accounting for goodwill from an amortization method to an impairment-only approach. Upon the Company's adoption of SFAS No. 142 on February 1, 2002, the Company ceased amortizing goodwill. As prescribed under SFAS No. 142, the Company had goodwill tested for impairment during the years ended December 31, 2008, 2007 and 2006, and no write-downs from impairments were necessary. The Company’s tests for impairment utilize discounted cash flow models to estimate the fair values of the individual assets. Assumptions critical to the Company’s fair value estimates are as follow: (i) discount rates used to derive the present value factors used in determining the fair value of the reporting units and trademarks; (ii) royalty rates used in our trade mark valuations; (iii) projected average revenue growth rates used in the reporting unit and trademark models; and (iv) projected long-term growth rates used in the derivation of terminal year values.  These tests factor in economic conditions and expectations of management and may change in the future based on period-specific facts and circumstances.

Impairment losses are recognized for long-lived assets, including certain intangibles, used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are not sufficient to recover the assets carrying amount. Impairment losses are measured by comparing the fair value of the assets to their carrying amount.  For the years ended December 31, 2008, 2007, and 2006 there was no impairment present for these long-lived assets.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Accounting for Share-Based Payment”, herein referred to as SFAS No. 123(R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Under SFAS No. 123(R), using the modified prospective method, compensation expense is recognized for all share-based payments granted prior to, but not yet vested as of, January 1, 2006. Prior to the adoption of SFAS No.123 (R), the Company accounted for its stock-based compensation plans under the recognition and measurement principles of accounting principles board, or APB, Opinion No. 25, “Accounting for stock issued to employees,” and related interpretations. Accordingly, the compensation cost for stock options had been measured as the excess, if any, of the quoted market price of our common stock at the date of the grant over the amount the employee must pay to acquire the stock. In accordance with the modified prospective transition method, the Company's consolidated financial statements have not been restated to reflect the impact of SFAS No.123(R). The impact on the Company's financial condition and results of operations from the adoption of SFAS No. 123(R) will depend on the number and terms of stock options granted in future years under the modified prospective method, the amount of which the Company cannot currently estimate.

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes”, herein referred to as SFAS No. 109. Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, management reviews both positive and negative evidence pursuant to the requirements of SFAS No. 109, including current and historical results of operations, the annual limitation on utilization of net operating loss carry forwards pursuant to Internal Revenue Code section 382, future income projections and the overall prospects of the Company's business. Based upon management's assessment of all available evidence, including the Company's completed transition into a licensing business, estimates of future profitability based on projected royalty revenues from its licensees, and the overall prospects of the Company's business, management concluded in 2007 that it is more likely than not that the net deferred income tax asset recorded as of December 31, 2006 will be realized.

The Company adopted FASB Interepretation 48, herein referred to as FIN 48, beginning January 1, 2007. The implementation of FIN 48 did not have a significant impact on the Company’s financial position or results of operations. The total unrecognized tax benefit was $1.1 million at the date of adoption. At December 31, 2008, the total unrecognized tax benefit was $1.1 million. However, the liability is not recognized for accounting purposes because the related deferred tax asset has been fully reserved in prior years. The Company is continuing its practice of recognizing interest and penalties related to income tax matters in income tax expense. There was no accrual for interest and penalties related to uncertain tax positions for the year ended December 31, 2008. The Company files federal and state tax returns and is generally no longer subject to tax examinations for fiscal years prior to 2004.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company limits exposure to foreign currency fluctuations by requiring substantially all of its licenses to be denominated in U.S. dollars.

The Company is exposed to potential loss due to changes in interest rates. Investments with interest rate risk include marketable securities. Debt with interest rate risk includes the fixed and variable rate debt. As of December 31, 2008, the Company had approximately $255.3 million in variable interest debt under its term loan facility. See Note 6 of the Notes to Consolidated Financial Statements for further explanation. To mitigate interest rate risks, the Company is utilizing derivative financial instruments such as interest rate hedges to convert certain portions of the Company’s variable rate debt to fixed interest rates.  If there were an adverse change of 10% in interest rates, the expected effect on net income would be immaterial.

The Company invested in certain auction rate securities. During the year ended December 31, 2008, our balance of auction rate securities failed to auction due to sell orders exceeding buy orders. These funds will not be available to us until a successful auction occurs or a buyer is found outside the auction process. As a result, $10.9 million of auction rate securities were written down to $7.5 million as an unrealized pre-tax loss of $3.4 million to reflect a temporary decrease in fair value. The Company estimated the fair value of its auction rate securities using a discounted cash flow model where the Company used the expected rate of interest to be received.  The Company believes this decrease in fair value is temporary due to general macroeconomic market conditions, and interest is being paid in full as scheduled.  Further, the Company has the ability to hold the securities until an anticipated full redemption, and the Company has no reason to believe that any of the underlying issuers of these auction rate securities or its third-party insurers are presently at risk of default.  As the write-down of approximately $3.4 million has been identified as a temporary decrease in fair value, the write-down did not impact the Company’s earnings and is reflected as an other comprehensive loss in the consolidated statement of stockholders’ equity. The cumulative effect of the failure to auction since the third quarter of fiscal 2007 has resulted in an accumulated other comprehensive loss of $5.5 million which is reflected in the stockholders’ equity section of the consolidated balance sheet.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, herein referred to as the Exchange Act) as of the end of the period covered by this report. The purpose of disclosure controls is to ensure that information required to be disclosed in our reports filed with or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed to ensure that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

The principal executive officer and principal financial officer also conducted an evaluation of internal control over financial reporting, herein referred to as internal control, to determine whether any changes in internal control occurred during the quarter ended December 31, 2008 that may have materially affected or which are reasonably likely to materially affect internal control. Based on that evaluation, there has been no change in the Company’s internal control during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to affect, the Company’s internal control.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

February 27, 2009

To the Stockholders of Iconix Brand Group, Inc.

The management of Iconix Brand Group, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting for the company and for the preparation, integrity, objectivity and fair presentation of the financial statements and other financial information presented in this report. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and reflect the effects of certain judgments and estimates made by management.

In order to ensure that our internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for our financial reporting as of December 31, 2008. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, referred to as COSO. Our assessment included the documentation and understanding of our internal control over financial reporting. We have evaluated the design effectiveness and tested the operating effectiveness of internal controls to form our conclusion.

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

BDO Seidman, LLP, the independent registered public accounting firm who audits our financial statements, has audited our internal control over financial reporting as of December 31, 2008 and has issued their report on our internal control over financial reporting as of December 31, 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Iconix Brand Group, Inc.
New York, New York

We have audited Iconix Brand Group, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in  Internal Control - Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Iconix Brand Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Iconix Brand Group, Inc maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Iconix Brand Group, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated February, 27, 2009 expressed an unqualified opinion thereon.

/s/ BDO Seidman LLP

New York, New York
February 27, 2009

Item 9B. Other Information

On February 26, 2009, we entered into an employment agreement with Mr. David Blumberg effective as of January 1, 2009 that provides for the employment of Mr. Blumberg as our Head of Strategic Development for a three-year term. Since November 2006, Mr. Blumberg provided consulting services to us.

Under the employment agreement, Mr. Blumberg is entitled to an annual base salary of not less than $400,000. In addition, Mr. Blumberg is entitled to acquisition payments after the closing of an acquisition (as defined in the employment agreement) during the term of the agreement and, under certain circumstances, for a 90 day period after termination of the agreement.  Subject to an annual acquisition payment cap of 2.5 times his then current base salary (a current annual $1 million cap), Mr. Blumberg will receive $500,000 for acquisitions that have a value (as defined in the employment agreement) of $30 million or more in annualized royalty revenue and $250,000 for acquisitions with lesser annualized royalty revenue.

In addition, upon approvals by the Board and our stockholders of a new equity incentive plan or similar plan covering awards to employees, Mr. Blumberg is also entitled to receive an award of 107,476 shares of our common stock, referred to as the award shares. For each acquisition that closes during a calendar year one sixth of the award shares vest at the end of such calendar year subject to an annual vesting cap specified in the employment agreement. Award shares that would have vested in a particular year but for the cap instead will vest on December 31, 2011, subject to certain forfeiture provisions. Mr. Blumberg is also entitled to various benefits, including benefits available to our other senior employees including an automobile allowance and certain life insurance and medical and dental benefits.

If Mr. Blumberg’s employment is terminated by us for “cause” or by him without “good reason” (each as defined in the employment agreement), he will receive his earned and unpaid base salary through the date of termination and shares of common stock in respect of any already vested stock awards, including award shares, or, if the award shares have not been granted, the vested portion of the alternate payment described below.  In addition, subject to the acquisition cap, Mr. Blumberg will receive the acquisition payment for any acquisition that closes within 90 days of his termination. If his employment is terminated by us without cause or by him for good reason, he will receive, in addition to the foregoing, an amount equal to his base salary for the remaining agreement term plus any earned but unpaid annual bonus for a prior year or other completed period (the prior year bonus) and any unvested portion of his stock award will vest.  In addition, subject to the acquisition cap, he will receive the acquisition payment for any acquisition that closes within 90 days of such termination.  If his employment is terminated by us without cause or by him for good reason within 12 months of a “change in control” (as defined in the employment agreement), in addition to the foregoing payments he would have received had he been terminated without a change of control, he will also receive an amount equal to equal to three (3) times the greater of (i) $400,000 or $100 less than the average of the annual cash compensation received by him on or after January 1, 2009 in his capacity as an employee of the Company during the “base period” (as defined in Section 280G of the Internal Revenue Code) subject to an “excess parachute” payment limitation (as defined in Section 280G).  Annual cash compensation includes base salary plus any acquisition payments and acquisition bonus payments paid to him.  If Mr. Blumberg’s employment terminates as a result of his disability or death, he or his estate will be entitled to any earned and unpaid base salary, plus any prior year bonus and any unvested portion of his stock award will vest and subject to the acquisition cap, the acquisition payment for any acquisition that closes within 90 days of the date of death or disability.

The Blumberg employment agreement also provides that in the event that stockholder approval of a plan necessary to make the stock award to him is not obtained prior to the earlier of (i) the expiration of the term of the employment agreement, (ii) a termination of his employment prior to the end of the term due to his death or disability, termination by him of his employment for good reason or termination of his employment by us without cause, or (iii) a change in  control, then instead of the grant of the award to him, we are required to pay to Mr. Blumberg $900,000. The Blumberg employment agreement also contains certain confidentiality, non-competition and non-solicitation covenants restricting such activities for certain specified periods.

On February 24, 2009, Ms. Deborah Sorell Stehr ceased to be an officer of the Company. Ms. Stehr will remain employed by us as a non-officer employee.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our executive officers and directors and their respective ages and positions are as follows:

Name	Age	Position(s)
Neil Cole	51	Chairman of the Board, President and Chief Executive Officer

Warren Clamen	44	Executive Vice President and Chief Financial Officer

Andrew Tarshis	42	Executive Vice President and General Counsel

Barry Emanuel[1,3]	67	Director

Steven Mendelow[2,3]	66	Director

Drew Cohen[1,2,3]	40	Director

F. Peter Cuneo[2,3]	64	Director

Mark Friedman1, [3]	45	Director

James A. Marcum [1,2]	49	Director

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

Warren Clamen has served as the Company's Executive Vice President and Chief Financial Officer since November 11, 2008.  Prior to that, Mr. Clamen served as the Company’s Chief Financial Officer since joining the Company in March 2005. From June 2000 until March 2005, Mr. Clamen served as Vice President of Finance for Columbia House, one of the world's largest licensees of content for music and film, and from December 1998 to June 2000, he was Vice President of Finance of Marvel Entertainment, Inc. a publicly traded entertainment company active in motion pictures, television, publishing, licensing and toys. Prior to that time, Mr. Clamen served as the Director, International Management for Biochem Pharma Inc., a public company located in Montreal, Canada that has its shares traded on NASDAQ, and as a Senior Manager at Richter, Usher and Vineberg, an accounting firm also located in Montreal, Canada. Mr. Clamen is a certified public accountant and a chartered accountant. He received a Bachelor of Commerce degree in 1986 and a Graduate Diploma in public accounting in 1988, each from McGill University in Montreal.

Andrew Tarshis has served as the Company’s Executive Vice President and General Counsel since November 11, 2008.  Prior to that, Mr. Tarshis served as the Company’s Senior Vice President and General Counsel since September 2006. From July 2005, when he joined the Company in connection with its acquisition of the Joe Boxer brand, until September 2006, he served as the Company’s Senior Vice President, business affairs and associate counsel. Prior to joining the Company, from May 2001 to July 2005, Mr. Tarshis served as Senior Vice President and General Counsel to Windsong Allegiance Group, LLC and, from December 1998 to May 2001, he served as a general attorney for Toys R Us, Inc. Mr. Tarshis received his Bachelor of Arts degree from the University of Michigan, Ann Arbor in 1988 and his Juris Doctor degree from the University of Connecticut School of Law in 1992.

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

Steven Mendelow has served on the Company's Board of Directors since December 1999. He has been a principal with the accounting firm of Konigsberg Wolf & Co. and its predecessor, which is located in New York, New York, since 1972. Mr. Mendelow was a director of New Retail Concepts, Inc. from 1992 until its merger with the Company in 1998. He also serves as a director of several privately held companies. He is a trustee of The Washington Institute for Near East Studies and currently serves as treasurer of the  Starlight Starbright Children's Foundation.  Further, he is actively involved with the Foundation for Fighting Blindness. In December 2008, Mr. Mendelow joined the board of directors of Thermage, Inc., which changed its name to Solta Medical, Inc., a Nasdaq-traded company, in January 2009.  Mr. Mendelow is on the audit committee of Solta Medical.  He received a Bachelor of Science degree in business administration from Bucknell University in 1964 where he was elected to Delta Mu Delta, the national Business Administration Honor Society.

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

James A. Marcum has served on the Company’s Board of Directors since October 2007. Effective June 2008, Mr. Marcum joined the board of directors of Circuit City Stores, Inc. and became vice chairman of this board in August 2008.   Since September 2008, Mr. Marcum has served as acting president and chief executive officer of Circuit City Stores, Inc., which filed for bankruptcy in November 2008.  He is an operating partner and has served as an operating executive of Tri-Artisan Capital Partners, LLC, a merchant banking firm, from January 2004 until August 2008. From January 2005 to January 2006, he served in various capacities, including chief executive officer and director, of Ultimate Electronics, Inc., a consumer electronics retailer.  Prior thereto, Mr. Marcum has served in various senior executive capacities for a variety of nationwide specialty retailers.  He received a Bachelor’s degree from Southern Connecticut State University in accounting and economics in 1980.

Election of officers

Our Board of Directors elects the officers of the Company on an annual basis and its officers serve until their successors are duly elected and qualified. No family relationships exist among any of our officers or directors.

Election of directors

Our Board of Directors is currently comprised of seven directors. At each annual meeting of stockholders, the successors to the directors then serving are elected to serve from the time of their election and qualification until the next annual meeting following their election or until their successors have been duly elected and qualified, or until their earlier death, resignation or removal. All of our current directors have been elected to serve until the annual meeting of stockholders to be held in 2009.

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

The members of our audit committee are Messrs. Mendelow, Cuneo, Cohen and Marcum.  Mr. Mendelow currently serves as the committee’s chairperson. Each member of the audit committee is an “independent director” under the marketplace rules of NASDAQ applicable to companies whose securities are listed on the NASDAQ Global Market. Our Board of Directors has also determined that Mr. Mendelow is the “audit committee financial expert,” as that term is defined under applicable SEC rules and NASDAQ Marketplace Rules, serving on its audit committee.

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

The members of our nominating/governance committee are Messrs. Cohen, Emanuel, Friedman and Marcum.  Mr. Cohen currently serves as the committee’s chairperson.

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

The members of our compensation committee are Messrs. Mendelow, Cohen, Cuneo, Emanuel and Friedman.  Mr. Friedman currently serves as the committee’s chairperson.

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

Based solely on our review of the copies of such forms received by it, we believe that during fiscal 2008, there was compliance with the filing requirements applicable to its officers, directors and 10% common stockholders, except for a Form 4 to report one transaction by Mr. Tarshis that was not timely filed.

Corporate governance policies

We have adopted a written code of business conduct that applies to our officers, directors and employees, responsive to Section 406 of the Sarbanes-Oxley Act of 2002 and the rules of the SEC. In addition, we have established an ethics website at www.ethicspoint.com .. To assist individuals in upholding the code of conduct and to facilitate reporting, we have also established an on-line anonymous and confidential reporting mechanism that is hosted at  www.ethicspoint.com  and an anonymous and confidential telephone hotline at 800-963-5864. Copies of our code of business conduct are available, without charge, upon written request directed to our corporate secretary at Iconix Brand Group, Inc., 1450 Broadway, New York, NY 10018.

Item 11. Executive Compensation

Compensation Discussion and Analysis

The purpose of this Compensation Discussion and Analysis is to provide the information necessary for understanding the compensation philosophy, policies and decisions which are material to the compensation of our principal executive officer, our principal financial officer and our three other most highly compensated executive officers (we refer to these officers as our “named executive officers”) during 2008. This Compensation Discussion and Analysis will place in context the information contained in the tables and accompanying narratives that follow this discussion.

Philosophy and Objectives

Our compensation philosophy is to offer our named executive officers compensation that is fair, reasonable and competitive, and that meets our goals of attracting, retaining and motivating highly skilled management personnel so that we can be in a position to achieve our financial, operational and strategic objectives to create long-term value for our stockholders. We seek to deliver fair, reasonable and competitive compensation for our employees and executives, including our named executive officers, by structuring compensation around one fundamental goal: incentivizing our executives to build stockholder value over the short and long term. Our ability to attract, motivate and retain employees and executives with the requisite skills and experience to develop, expand and execute business opportunities for us is essential to our growth and success. We believe that we offer attractive career opportunities and challenges for our employees, but remain mindful that the best talent will always have a choice as to where they wish to pursue their careers, and fair and competitive compensation is an important element of job satisfaction.

Our compensation program includes short-term elements, such as annual base salary, and in some cases, an annual incentive cash bonus, and long term elements such as equity-based awards through grants of restricted stock, restricted stock units and stock options. We believe that our compensation program incentivizes our named executive officers and other employees to execute on our goals and perform their job functions with excellence and integrity. We also take into account the roles played by each of our named executive officers and endeavor to individually customize their compensation packages to align the amount and mix of their compensation to their contributions to, and roles within, our organization. The compensation package and structure for our chief executive officer, Mr. Neil Cole, differs from those of our other named executive officers in light of his distinct role and responsibilities within Iconix. As Mr. Cole makes executive decisions that influence our direction and growth initiatives, his total compensation is intended to be strongly aligned with objective financial measures, including a bonus driven by a formula set forth in his employment agreement based upon our performance.

We enter into employment agreements with senior officers, including our named executive officers, when the compensation committee determines that an employment agreement is in order for us to obtain a degree of certainty as to an executive’s continued employment in light of prevailing market conditions and competition for the particular position held by the officer, or where the compensation committee determines that an employment agreement is appropriate to attract an executive in light of market conditions, the prior experience of the executive or practices at our company with respect to other similarly situated executives. Based on these and any other factors then deemed relevant, we have previously entered into written employment agreements with Messrs. Neil Cole, David Conn, Warren Clamen and Andrew Tarshis and Ms. Deborah Sorell Stehr, all of whom were named executive officers during 2008.  We entered into a new employment agreement in January 2008 with our chief executive officer, which was amended in December 2008, and we entered into new employment agreements in November 2008 with Mr. Tarshis, our executive vice president and general counsel and with Mr. Clamen, our executive vice president and chief financial officer.  The employment agreements with Mr. Conn and Ms. Stehr have expired by their terms, and they no longer serve as our officers.

Forms of Compensation Paid to Named Executive Officers During 2008

During the last fiscal year, we provided our named executive officers with the following forms of compensation:

Base salary. Base salary represents amounts paid during the fiscal year to named executive officers as direct guaranteed compensation under their employment agreements for their services to us.

Equity-based awards. Awards of restricted stock units, shares of restricted stock and stock options are made under our 2006 Equity Incentive Plan, which was approved by our stockholders in August 2006, or under our other option plans depending upon the amount of equity to be granted under the respective plans. Shares of restricted stock that were issued subject to a vesting schedule cannot be sold until and to the extent the shares have vested. In 2008, we awarded shares of restricted stock to four of our named executive officers Some of the awards granted in 2008 are subject to stockholder approval of either an increase in the number of shares of common stock available for issuance under our 2006 Equity Incentive Plan or another incentive plan that would cover such awards. While we have not formally adopted any policies with respect to cash versus equity components in the mix of executive compensation, we feel that it is important to provide for a compensation mix that allows for acquisition of a meaningful level of equity ownership by our named executive officers in order to help align their interests with those of our stockholders.

Cash bonuses. Messrs. Cole, Tarshis and Clamen and Ms. Stehr received cash bonuses in 2008.  Mr. Cole received a contractually guaranteed amount of $500,000 and $500,000 based upon our achievement of performance goals.  In May 2008, our stockholders adopted the Executive Incentive Bonus Plan discussed below.

Perquisites and other personal benefits. During 2008, our named executive officers received, to varying degrees, a limited amount of perquisites and other personal benefits that we paid on their behalf. These included, among other things:

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

Determination of Compensation for Named Executive Officers

Compensation of chief executive officer. During 2008, the compensation of Mr. Cole, our chairman, president and chief executive officer was based on Mr. Cole’s employment agreement dated January 28, 2008, as amended on December 24, 2008, which agreement was effective as of January 1, 2008. In determining the salary and other forms of compensation for Mr. Cole, the compensation committee took into consideration Mr. Cole’s contribution to our growth over the past several years under his leadership, and his substantial experience and performance in the industry in general and with us in particular. The compensation committee also considered the increased responsibilities of Mr. Cole as a result of our diversification and the substantial growth experienced by our company during his tenure. The compensation committee believes that Mr. Cole’s compensation for 2008 as our principal executive officer reflects our performance during 2008 and his significant contributions to that performance.

See “Employment Agreements With Certain Of Our Executive Officers” for further description of Mr. Cole's employment agreement.

Overall compensation program. Compensation of our executive officers, including the named executive officers, has been determined by the Board of Directors pursuant to recommendations made by the chief executive officer and the compensation committee. The compensation committee is responsible for, among other things, reviewing and recommending approval of the compensation of our executive officers; administering our equity incentive and stock option plans; reviewing and making recommendations to the Board of Directors with respect to incentive compensation and equity incentive and stock option plans, evaluating our chief executive officer’s performance in light of corporate objectives, and setting our chief executive officer’s compensation based on the achievement of corporate objectives.

With respect to the named executive officers, their compensation is based upon what we believe is a competitive base salary in view of our recent change of business strategy and accelerated growth goals. In conjunction with our compensation committee, we have assessed our total compensation program, and its components, and believe that it operates well to serve both our goals and the current, short-term and long-term compensation needs of the executive officers. We have implemented a stockholder approved Executive Incentive Bonus Plan in conformance with Section 162(m) for our named executive officers and other senior executives.  In 2008, only Mr. Cole received an award under the Executive Incentive Bonus Plan.

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

Base salary. The base salary of each of our named executive officers is fixed pursuant to the terms of their respective employment agreements with us and, when a contract is up for, or otherwise considered for, renewal, upon a review of the executive’s abilities, experience and performance, as well as a review of salaries for executives in the marketplace for comparable positions at corporations which either compete with us in its business or of comparable size and scope of operations. The recommendations to the Board of Directors by the compensation committee with respect to base salary are based primarily on informal judgments reasonably believed to be in our best interests. In determining the base salaries of certain of our executives whose employment agreements were up for, or otherwise considered for, renewal, the compensation committee considered our performance and growth plans. Base salaries are used to reward superior individual performance of each named executive officer on a day-to-day basis during the year, and to encourage them to perform at their highest levels. We also use our base salary as an incentive to attract top quality executives and other management employees from other companies. Moreover, base salary (and increases to base salary) are intended to recognize the overall experience, position within our company, and expected contributions of each named executive officer to us.

The following were contractual increases in the base salaries of our named executive officers from 2007 to 2008 as set forth on the table below:

Named Executive Officer	2007 Base Salary	2008 Base Salary	Change in Base Salary	Percentage of 2007 Base Salary
Neil Cole	$600,000	$1,000,000	$400,000	67%
Warren Clamen	300,000	350,000	50,000	17%
Andrew Tarshis	300,000	350,000	50,000	17%
David Conn[1]	300,000	300,000	-	0%
Deborah Sorell Stehr[2]	230,000	250,000	20,000	9%

1 Mr. Conn ceased serving as an officer in August 2008.
2 Ms. Stehr ceased serving as an officer in February 2009.

Equity-based awards. We currently make equity awards to our named executive officers pursuant to our 2006 Equity Incentive Plan, which provides for awards in the form of stock options, stock appreciation rights, restricted stock, unrestricted stock, stock units including restricted stock units, and performance awards to eligible persons. The mix of cash and equity-based awards, as well as the types of equity-based awards, granted to our named executive officers varies from year to year. Consideration has been given to various factors, such as the relative merits of cash and equity as a device for retaining and motivating the named executive officers, the practices of other companies, individual performance, an individual’s pay relative to others, contractual commitments pursuant to employment or other agreements, and the value of already-outstanding grants of equity in determining the size and type of equity-based awards to each named executive officer.  As of December 31, 2008, the number of shares remaining for issuance under the 2006 Equity Incentive Plan is 75,965.

In 2008, we continued to utilize restricted stock as a form of equity compensation primarily because of the increased stock-based compensation expense associated with stock options and similar instruments under SFAS 123(R). This accounting standard, which we adopted as of January 1, 2006, requires us to record as compensation expense the grant date fair value of a stock option over the life of the option.

As described above, we provide a substantial portion of named executive officer compensation in the form of equity awards because the compensation committee has determined that such awards serve to encourage our executives to create value for our company over the long-term, which aligns the interests of named executive officers with those of our stockholders.

Generally, we make three types of equity-based grants to our named executive officers:

•	initial grants when a named executive officer is hired;

•	annual performance based grants; and

•	retention grants, which are typically made in connection with new employment agreements or renewals.

An initial grant when an executive officer is hired or otherwise becomes a named executive officer serves to help us to recruit new executives and to reward existing officers upon promotion to higher levels of management. Because these initial grants are structured as an incentive for employment, the amount of these grants may vary from executive to executive depending on the particular circumstances of the named executive officer and are usually recommended by the chief executive officer and approved by the appropriate committee.  No initial grants were awarded to any of our named executive officers in 2008. Annual, time-vested grants of equity awards, as well as retention grants made in connection with renewals of employment agreements are designed so as to compensate our named executive officers for their contributions to our long-term performance.

Generally, restricted stock and stock option awards granted to named executive officers as either initial or annual performance grants or in connection with employment agreement renewals vest in equal installments over the term of the agreement, or a period determined by the nominating/governance committee or compensation committee, typically beginning on the first anniversary of the date of grant. Restricted stock grants for 2008 were as follows: Neil Cole – 1,496,800 shares of restricted stock (excluding rescinded stock grants), Warren Clamen – 5,963 shares of restricted stock, Andrew Tarshis – 5,963 shares of restricted stock, Deborah Sorell Stehr – 4,994 shares of restricted stock, and David Conn – 5,963 shares of restricted stock.  These grants vest over a two to five year period.

Cash bonuses. In May 2008 our stockholders approved the Executive Incentive Bonus Plan, referred to as the bonus plan.  The purpose of the bonus plan is to promote the achievement of our short-term, targeted business objectives by providing competitive incentive reward opportunities to our executive officers who can significantly impact our performance towards those objectives. Further, the bonus plan enhances our ability to attract, develop and motivate individuals as members of a talented management team. The bonus plan is administered, and can be amended, by the compensation committee.  All awards are paid in cash.  Awards made under the bonus plan are subject to a participant achieving one or more performance goals established by the compensation committee. The performance goals may be based on our overall performance, and also may recognize business unit, team and/or individual performance. No payment will be made under the bonus plan unless the compensation committee certifies that at least the minimum objective performance measures have been met. Such performance measures may include specific or relative targeted amounts of, or changes in: earnings before interest, taxes, depreciation and amortization, herein referred to as EBITDA; revenues; expenses; net income; operating income; equity; return on equity, assets or capital employed; working capital; stockholder return; production or sales volumes; or certain other objective criteria.   In 2008, only our chairman, president and chief executive officer received a bonus under the bonus plan.

The amount of any award under the bonus plan may vary based on the level of actual performance. The amount of any award for a given year is determined for each participant by multiplying the individual participant’s actual base salary in effect at the end of that year by a target percentage (from 0% to 200%), related to the attainment of one or more performance goals, determined by the compensation committee. In the event that an award contains more than one performance goal, participants in the bonus plan will be entitled to receive the portion of the target percentage allocated to the performance goal achieved. In the event that we do not achieve at least the minimum performance goals established, no award payment will be made.

Additionally, cash bonuses are also covered by employment agreements with our executive officers.  Under his employment agreement, our chairman, president and chief executive officer received a sign-on cash bonus for 2008 of $500,000. He also received a cash performance based bonus of $500,000 pursuant to his employment agreement and the Executive Bonus Plan.  The performance target for 2008 was the Company’s achievement of approximately $150 million of EBITDA, which represents 80% of the targeted EBITDA established by the Board of Directors.  In addition, in 2008, Messrs. Clamen, Tarshis, and Conn and Ms. Stehr received cash bonuses of $50,000, $50,000, $50,000 and $41,250, respectively, pursuant to their employment agreements.

Post-termination compensation. We have entered into employment agreements with each of the named executive officers.  Ms. Stehr’s and Mr. Conn’s employment agreements have expired by their respective terms.  Each of these agreements had provided for certain payments and other benefits if the executive’s employment terminated under certain circumstances, including, in the event of a “change in control”. See “Executive Compensation - Narrative to Summary Compensation Table and Plan-Based Awards Table - Employment Agreements" and “Executive Compensation - Potential Payments Upon Termination or Change in Control” for a description of the severance and change in control benefits.

Perquisites. The perquisites provided to some or all of our executive officers are described below. Perquisites are generally provided, as applicable, in accordance with the executives’ employment agreements. Below is a list of material perquisites, personal benefits and other items of compensation we provided to our named executive officers in 2008, the total amount of each such item paid to all named executive officers and an explanation as to why we chose to pay the item.

Perquisite, Other Benefit or Other Item of Compensation (1)	Aggregate Amount of This Perquisite Paid to All Named Executive Officers in 2008	Additional Explanation for Offering Certain Perquisites
Car allowances	$99,344
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

Other matters. The compensation committee has not historically engaged consultants with respect to executive compensation matters. However, in 2007 and 2008, the compensation committee engaged an outside consulting firm, James F. Reda & Associates LLC for advice in connection with the negotiation of the employment agreement for our chief executive officer, which agreement was entered into in January 2008 and amended in December 2008. James F. Reda & Associates LLC has provided no other services to us and has no other relationship or engagement with us. Our board of directors has not established a policy for the adjustment of any compensation award or payment if the relevant performance measures on which they are based are restated or adjusted. Our board of directors has not established any security ownership guidelines for executive officers.

Tax Deductibility and Accounting Ramifications

The compensation committee generally takes into account the various tax and accounting ramifications of compensation paid to our executives. When determining amounts of equity-based grants to executives the compensation committee also considers the accounting expense associated with the grants.

Our 2006 Equity Incentive Plan, our 2008 Executive Incentive Bonus Plan and our other plans are intended to allow us to make awards to executive officers that are deductible under Internal Revenue Code of 1986 (“Internal Revenue Code” or “Code”) Section 162(m), which otherwise sets limits on the tax deductibility of compensation paid to a company’s most highly compensated executive officers. The compensation committee will continue to seek ways to limit the impact of Section 162(m). However, the compensation committee also believes that the tax deduction limitation should not compromise our ability to maintain incentive programs that support the compensation objectives discussed above or compromise our ability to attract and retain executive officers. Achieving these objectives and maintaining flexibility in this regard may therefore result in compensation that is not deductible by Iconix for federal income tax purposes.

Summary

In summary, we believe that our mix of salary, cash incentives for short-term and long-term performance and the potential for additional equity ownership in Iconix motivates our management to produce significant returns for our stockholders. Moreover, we also believe that our compensation program strikes an appropriate balance between our interests and needs in operating and further developing our business and suitable compensation levels that can lead to the enhancement of stockholder value.

Compensation Committee Interlocks and Insider Participation

During the year ended December 31, 2008, none of our named executive officers served on the board of directors or the compensation committee of any other entity that has officers that serve on our Board of Directors or on our compensation committee. In addition, none of the members of our compensation committee were formerly, or during the year ended December 31, 2008, employed by us in the capacity as an officer.

Compensation Committee Report

The compensation committee of the board of directors has reviewed and discussed with management the Compensation Discussion and Analysis for the year ended December 31, 2008. Based on such reviews and discussions, the committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for filing with the SEC.

COMPENSATION COMMITTEE
Mark Friedman, Chairperson
Steven Mendelow
Barry Emanuel
F. Peter Cuneo

SUMMARY COMPENSATION TABLE

The following table includes information for 2008, 2007, and 2006 with respect to our named executive officers.

Summary Compensation Table

		Salary	Bonus		Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non- qualified Deferred Compensation Earnings	All Other Compensation		Total
Name and		($)	($)		($)	($)	($)	($)	($)		($)
Principal Position	Year	(a)	(b)		(c)	(d)	(e)	(f)	(g)		(h)
Neil Cole	FY 2008	$1,000,000	$1,000,000		$6,944,225	$-	$-	$-	$53,264	(1)	$8,997,489
President and Chief Executive Officer	FY 2007	$600,000	$649,000		$-	$-	$-	$-	$40,904	(1)	$1,289,904

	FY 2006	$550,000	$-	(3)	$-	$-	$-	$-	$65,745	(1)	$615,745

Warren Clamen(4)	FY 2008	$306,250	$50,000		$142,383	$-	$-	$-	$18,000	(2)	$516,633
Executive Vice President and Chief Financial Officer	FY 2007	$279,167	$-		$166,667	$-	$-	$-	$18,000	(2)	$463,834

	FY 2006	$243,250	$25,000		$16,667	$-	$-	$-	$18,000	(2)	$302,917

Andrew Tarshis(4)	FY 2008	$306,250	$50,000		$159,046	$-	$-	$-	$18,000	(2)	$533,296
Executive Vice President and General Counsel	FY 2007	$281,250	$-		$166,664	$-	$-	$-	$18,000	(2)	$465,914

	FY 2006	$239,819	$-		$24,999	$-	$-	$-	$18,000	(2)	$282,818

David Conn(5)	FY 2008	$233,333	$50,000		$113,833	$-	$-	$-	$13,500	(2)	$410,666

Former Executive Vice President	FY 2007	$290,625	$25,000		$66,667	$-	$-	$-	$18,000	(2)	$400,292

	FY 2006	$265,486	$50,000		$-	$-	$-	$-	$18,000	(2)	$333,486

Deborah Sorell Stehr(6)	FY 2008	$250,000	$41,250		$113,198	$-	$-	$-	$18,000	(2)	$422,448
Former Senior Vice President - Business Affairs and Licensing	FY 2007	$230,000	$-		$116,661	$-	$-	$-	$18,000	(2)	$364,661

	FY 2006	$220,000	$-		$16,665	$-	$-	$-	$12,612	(2)	$249,277

(a)    Salary includes, as applicable, base salary, pro-rated salaries for changes made to base salary during the year, as defined in the employment agreements.

(b)    Bonuses are discretionary, fixed incentive, and/or percentage incentive, as provided for in the applicable employment agreements. For the year ended December 31, 2008, Mr. Cole received a cash sign-on bonus in the amount of $500,000 in connection with his new employment agreement.  Mr. Cole also received a cash performance based bonus of $500,000 pursuant to his employment agreement and the Executive Bonus Plan. The performance target for 2008 was the Company's achievement of approximately $150 million of EBITDA, which represents 80% of the targeted EBITDA established by the Board of Directors. For the year ended December 31, 2008, Messrs. Clamen and Tarshis and Ms. Stehr received cash bonuses of $50,000, $50,000 and $41,250, respectively, pursuant to their employment agreements.  For the year ended December 31, 2007, Mr. Cole earned a cash bonus for reaching certain EBITDA targets which were determined pursuant to the terms of his prior employment agreement, and Mr. Conn received a bonus which was determined by his employment agreement. For the year ended December 31, 2006, Mr. Conn and Mr. Clamen each received bonuses, which were determined by their employment agreements.

(c)     The amounts shown in this column represent the dollar amounts recognized as an expense by us for financial statement reporting purposes in the years ended December 31, 2008, 2007 and 2006 with respect to shares of restricted stock as determined pursuant to SFAS 123(R). See Note 7 to Notes to the Consolidated Financial Statements included in this Form 10-K for a discussion of the relevant assumptions used in calculating grant date fair value pursuant to SFAS 123(R).

(d)     Option awards include, as applicable, Iconix options and equity-based compensation instruments that have option-like features. There were no such awards for the years ended December 31, 2008, 2007 and 2006.

(e)      Non-equity incentive plan compensation represents the dollar value of all amounts earned during the fiscal year pursuant to non-equity incentive plans. There was no such compensation for the years ended December 31, 2008, 2007 and 2006.

(f)       Change in pension value and non-qualified deferred compensation earnings represents the aggregate increase in actuarial value to the named executive officer of all defined benefit and actuarial plans accrued during the year and earnings on non-qualified deferred compensation. There were no defined benefit plans, actuarial plans, or non-qualified deferred compensation for the years ended December 31, 2008, 2007 and 2006.

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

(2)       Represents amounts paid by the Company for executives' car allowances.

(3)       Mr. Cole waived receipt of the bonus for 2006 he would have been entitled to under his prior employment agreement.

(4)       Mr. Clamen currently serves as our executive vice president and chief financial officer. Prior to November 2008, Mr. Clamen served as our chief financial officer. Mr. Tarshis currently serves as our executive vice president and general counsel. Prior to November 2008, Mr. Tarshis served as our senior vice president and general counsel.

(5)       Mr. Conn ceased serving as an officer in August 2008.

(6)       Ms. Stehr ceased serving as an officer in February 2009.

GRANTS OF PLAN-BASED AWARDS

The following table sets forth information for 2008 with respect to grants of awards to the named executive officers under our equity incentive and stock option plans.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)		Target (#)		Maximum (#)	All Other Stock Awards: Number of Shares of Stock or Units (#)		All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh) ($)	Closing Price of Common Stock Units on Date of Grant ($)	Grant Date Fair Value of Stock and Option Awards
Neil Cole	1/28/2008	-	-	-	315,116	(1)	315,116	(1)	-	1,181,684	(2)			$20.31	$30,400,000	(3)

Warren Clamen	5/21/2008	-	-	-	-		-		-	5,963		-	-	$13.50	$80,501

Andrew Tarshis	5/21/2008	-	-	-	-		-		-	5,963		-	-	$13.50	$80,501

David Conn(2)	5/21/2008	-	-	-	-		-		-	4,994		-	-	$13.50	$67,419

Deborah Sorell Stehr(3)	5/21/2008	-	-	-	-		-		-	5,963		-	-	$13.50	$80,501

(1)
Mr. Cole was granted 1,181,684 time-vested restricted common stock units, or RSUs, and 571,150 performance-based restricted common stock units, or PSUs, on February 19, 2008 pursuant to his employment agreement with us. On May 21, 2008, Mr. Cole entered into an agreement with us that provided for the rescission of 256,034 of the previously granted 571,150 PSUs, which rescinded PSUs were then added to 216,639 additional PSUs he is entitled to under the employment agreement. This future grant of 216,639 PSUs and the 256,034 rescinded PSUs (a total of 472,673 PSUs) are conditioned upon (i) the grant thereof by the administrator of the 2006 equity incentive plan or any successor plan and (ii) either (x) receipt of stockholder approval of an additional number of shares of our common stock available for awards under the 2006 equity incentive plan or a successor plan or (y) the availability of our common stock under the 2006 equity incentive plan or a successor plan in an amount at least equal to the number of shares of common stock underlying such 472,673 PSUs. The 315,116 PSUs reflected in the table represent the total number of PSUs that remained outstanding after the rescission, and does not include (i) the 256,034 rescinded PSUs, or (ii) the 216,639 PSUs, both of which Mr. Cole is entitled to receive in the future under the terms of his employment agreement, subject to the satisfaction of the conditions specified above.

(2)
On December 24, 2008, Mr. Cole agreed, in an amendment to his employment agreement, to defer the issuance of these 1,181,684 shares of common stock underlying the RSUs until the earlier of (i) the date Mr. Cole is no longer employed by either (a) us or (b) any corporation or other entity owning, directly or indirectly, 50% or more of our outstanding common stock, or in which we or any such corporation or other entity owns, directly or indirectly, 50% or more of the outstanding capital stock (determined by aggregate voting rights) or other voting interests or (ii) a change in control (as defined in the employment agreement). In consideration of Mr. Cole’s agreement to delay the distribution to him of such shares of our common stock to which he will be entitled to receive under the RSUs as noted above, the agreement also provided for the award to Mr. Cole of an annual cash bonus to be granted under our executive incentive bonus plan, in the amount equal to $500,000 for each of the four completed calendar years commencing with the calendar year from January 1, 2009 through December 31, 2009, and ending with the calendar year from January 1, 2012 through December 31, 2012 if either one of two performance measures specified in the agreement have been satisfied.   These 1,181,684 RSUs continue to vest in five substantially equal installments on each December 31st, beginning on December 31, 2008 and subject to Mr. Cole's continuous employment with us, although the delivery of the shares underlying such RSUs has been deferred as described above.

(3)
The fair value is based on the closing stock price of $20.31 on January 28, 2008, multiplied by (i) the 315,116 PSUs and (ii) 1,181,684 RSUs.  This amount does not include the 472,673 PSUs described in footnote 1 above.

(4)	Mr. Conn ceased serving as an officer in August 2008.

(5)	Ms. Stehr ceased serving as an officer in February 2009.

NARRATIVE TO SUMMARY COMPENSATION TABLE AND PLAN-BASED AWARDS TABLE

Employment Agreements

The compensation committee determines the compensation, including related terms of employment agreements with us for those who have them, for each of the named executive officers.

Neil Cole

On January 28, 2008, we entered into a five-year (subject to a one-year extension) employment agreement (the “new employment agreement”), effective as of January 1, 2008, with Neil Cole, chairman of the board, president and chief executive officer, which replaced his prior employment agreement that expired on December 31, 2007 and is described below. The new employment agreement also superseded and terminated the prior non-competition and non-solicitation agreement between us and Mr. Cole, which, among other things, provided for him to receive 5% of the sale price upon a sale of our Company under certain circumstances.

Consistent with our philosophy on executive compensation, Mr. Cole’s new employment agreement reflects a substantial portion of his compensation in the form of long-term equity incentives, including performance stock incentives that vest upon the achievement of specific metrics defined in the agreement, particularly, growth in EBITDA, market capitalization and stock price as measured by targets to be established and certified by the compensation committee.

As described above, in connection with the negotiation of the new employment agreement with Mr. Cole, the compensation committee retained James F. Reda & Associates LLC, as its outside compensation consulting firm to provide advice. In assisting the compensation committee, James F. Reda & Associates LLC performed market research as to compensation levels in similarly capitalized companies in the industry, as well as companies that had achieved similar growth. James F. Reda & Associates LLC also familiarized itself with the circumstances surrounding Mr. Cole’s expiring contract and separate non-competition and non-solicitation agreement, which provided Mr. Cole with 5% of the proceeds upon a sale of the Company under certain circumstances. As various aspects of our business, operations and management are unique, the compensation committee utilized the James F. Reda & Associates LLC research as one resource, rather than a stand-alone tool, in assessing the appropriate level of compensation and other terms under Mr. Cole’s new employment agreement.

Under his new employment agreement, Mr. Cole is entitled to an annual base salary of $1,000,000 and received a signing bonus of $500,000.

Pursuant to the terms of the employment agreement, on February 19, 2008, Mr. Cole was also granted 1,181,684 time-vested restricted common stock, or RSUs, and 571,150 performance-based restricted common stock units, or PSUs, under the 2006 Equity Incentive Plan. On May 21, 2008, Mr. Cole entered into an agreement with us that provides for the rescission of a total of 256,034 of the 571,150 PSUs granted pursuant to the employment agreement. The RSUs will vest in five substantially equal annual installments commencing on December 31, 2008, subject to Mr. Cole’s continuous employment with us on the applicable vesting date, and the PSUs will be subject to vesting based on our achievement of the following performance goals: 50% is tied to the achievement of EBITDA growth, 25% is tied to the achievement of market cap growth, and 25% is tied to the achievement of stock price growth. Both grants are subject to forfeiture upon the termination of Mr. Cole’s employment under certain circumstances. In addition, Mr. Cole’s ability to sell or otherwise transfer the common stock underlying the RSUs and the PSUs while he is employed by us is subject to certain restrictions. Pursuant to the employment agreement, Mr. Cole is also entitled to a grant of 216,639 additional PSUs and the common stock issuable thereunder. The future issuance of these 216,639 PSUs and the 256,034 PSUs that were the subject of the rescission agreement between Mr. Cole and us (a total of 472,673 PSUs) or any portion thereof, is conditioned upon (i) the grant thereof by the administrator of the 2006 equity incentive plan or any successor plan and (ii) either (x) receipt of stockholder approval of an additional number of shares of our common stock available for awards under the 2006 equity incentive plan or a successor plan or (y) the availability of our common stock under the 2006 equity incentive plan or a successor plan in an amount at least equal to the number of shares of common stock underlying the portion of such 472,673 PSUs.

Additionally, on December 24, 2008, we entered into an agreement with Mr. Cole which amended his employment agreement and the related RSU agreement to provide, among other things for the deferral of the issuance to Mr. Cole of the 1,181,684 shares of our common stock to which he is entitled to receive under the RSUs granted to him under the employment agreement until the earlier of (i) the date Mr. Cole is no longer employed by either (a) us or (b) any corporation or other entity owning, directly or indirectly, 50% or more of our outstanding common stock, or in which we or any such corporation or other entity owns, directly or indirectly, 50% or more of the outstanding capital stock (determined by aggregate voting rights) or other voting interests or (ii) a change in control (as defined in the new employment agreement). In consideration of Mr. Cole’s agreement to delay the distribution to him of such shares of our common stock to which he will be entitled to receive under the RSUs as noted above, the agreement also provided for the award to Mr. Cole of an annual cash bonus to be granted under our executive incentive bonus plan, in the amount equal to five hundred thousand dollars ($500,000) for each of the four completed calendar years commencing with the calendar year from January 1, 2009 through December 31, 2009, and ending with the calendar year from January 1, 2012 through December 31, 2012 if either of one of two performance measures specified in the agreement have been satisfied.  The two performance measures are as follows: (a) if the percentage determined by dividing our EBITDA by our revenues for the calendar year in question places us in the top 50% of the companies contained in the Standard & Poors Small Cap Retailing Index at the end of that calendar year or (b) if our annual revenue percentage growth for the calendar year in question when compared to the immediately preceding calendar year places us in the top 50% of those companies contained in the Standard & Poors Small Cap Retailing Index at the end of that calendar year.

Mr. Cole is also entitled to various benefits, including benefits available to our other senior executives and certain automobile, air travel and life insurance benefits pursuant to the new employment agreement.

In addition to his salary and benefits, Mr. Cole is eligible to receive an additional annual cash bonus for each completed calendar year, including as a performance goal thereunder the targets specified in the employment agreement. This cash bonus shall not exceed 150% of Mr. Cole’s base salary. The bonus shall be a percentage of the base salary determined based on the level of our consolidated earnings before interest, taxes, depreciation and amortization of fixed assets and intangible assets achieved for such year against a target level established for such year by the compensation committee of our board of directors, in the compensation committee’s sole discretion, but with prior consultation with Mr. Cole, as follows:

Annual Level of Targeted EBITDA Achieved	% of Base Salary
less than 80%	0%
80% (threshold)	50%
90%	75%
100% (target)	100%
105%	110%
110%	122.5%
115%	135%
120% or more (maximum)	150%

Mr. Cole’s annual bonus, if earned, will be paid in a lump sum cash payment in the calendar year following the calendar year for which such bonus is earned.

Under Mr. Cole’s new employment agreement, if we terminate Mr. Cole’s employment for “cause” or if Mr. Cole terminates his employment without “good reason”, he will receive his earned and/or accrued but unpaid compensation, other than any bonus compensation, then due to him and shares of common stock in respect of any of his already vested restricted stock units. If we terminate Mr. Cole’s employment without cause or if Mr. Cole terminates his employment for good reason, he will receive, in addition to the foregoing, an amount equal to two times his base salary then in effect plus any previously earned but unpaid annual bonus for a prior fiscal year and a pro-rata portion of the annual bonus for the year of termination, and, if such termination or resignation occurs prior to January 1, 2011, two times the average of the annual bonus amounts he received for the two prior completed fiscal years. In addition, that portion of his performance-based stock units subject to vesting in the year of termination based on performance goals achieved as of the date of termination, and 75% of his unvested restricted stock units, will vest. If his employment is terminated by us without cause or by him for good reason within 12 months of a change in control, the amount of his base salary-related payment will increase to three times, instead of two times, his base salary then in effect and that portion of his performance-based stock units that would vest in the year of termination or in the future based on performance goals achieved as of the date of the change of control, and all of his unvested restricted stock units, will vest, and if such change in control occurs prior to January 1, 2011, Mr. Cole will also receive three, instead of two, times the average of the annual bonus amounts he received for the three, instead of two, prior completed fiscal years.

If Mr. Cole’s employment terminates as a result of his disability or death, he or his estate will be entitled to any previously earned and unpaid compensation then due to him plus any previously earned but unpaid annual bonus for the prior fiscal year and a pro-rata portion of the annual bonus for the year of such termination. In addition, that portion of his performance-based stock units subject to vesting in the year of termination based on performance goals achieved as of the date of termination, and 100% (50% in the event of disability) of his unvested restricted stock units, will vest.

The new employment agreement with Mr. Cole also contains certain non-competition and non-solicitation covenants restricting such activities for periods equal to the term of the agreement and any renewal period plus one and two years, respectively, after the agreement is terminated for any reason.

Pursuant to Mr. Cole’s prior employment agreement (which expired on December 31, 2007 and was replaced by the new employment agreement described above) with us, Neil Cole, served as our President and Chief Executive Officer at an annualized base salary of $500,000 in 2005, $550,000 in 2006 and $600,000 in 2007. In addition, Mr. Cole's prior employment agreement, Mr. Cole received bonus payments in 2005 and 2007.

Warren Clamen and Andrew Tarshis

On November 11, 2008, we entered into  new employment agreements with each of the following executive officers replacing their prior employment agreements with us: (i)  Andrew Tarshis, referred to as the Tarshis employment agreement and (ii) Warren Clamen, referred to as the Clamen employment agreement and, together with the Tarshis employment agreement, the Clamen/Tarshis employment agreements and each of Mr. Tarshis and Mr. Clamen are referred to in the description of the Clamen/Tarshis employment agreements below as an executive.  The Clamen/Tarshis employment agreements provide for the employment of Mr. Tarshis as our executive vice president and general counsel and Mr. Clamen as our executive vice president and chief financial officer, for three-year terms.

Under the Clamen/Tarshis employment agreements, each executive is entitled to an annual base salary of not less than $350,000, $400,000 and $400,000, during the first, second and third years of the term of his employment agreement.  In addition, each executive is entitled to participate in our executive bonus program and is eligible to receive bonuses of up to 100% of his base salary or such maximum amount available under any executive bonus program generally applicable to our senior executives.

Pursuant to the terms of the Clamen/Tarshis employment agreements, each executive will be entitled to receive an award of 70,542 shares of our common stock upon Board and stockholder approval of a stock incentive plan or other plans that cover awards of common stock to the officers. The shares vest in three equal annual installments with the first installment vesting on November 11, 2009, subject to acceleration under certain circumstances set forth in the Clamen/Tarshis employment agreements. Each executive is also entitled to various benefits, including benefits available to our other senior executives and certain automobile, life insurance and medical benefits.

Under the Clamen/Tarshis employment agreements, if either of the executive’s employment is terminated by us for “cause” or by the executive without “good reason” (as defined in the Clamen/Tarshis employment agreements), he will receive his earned and unpaid base salary through the date of termination and shares of common stock in respect of any of his already vested stock awards.  If an executive’s employment is terminated by us without cause or by the executive for good reason, he will receive, in addition to the foregoing, an amount equal to his applicable base salary for the remaining term of the Clamen/Tarshis employment agreement plus any earned but unpaid annual bonus for a prior year (“prior year bonus”) and a pro-rata portion of any bonus for the year of termination (“pro rata bonus”).  In addition, any unvested portion of his stock award will vest.  If the employment of an executive is terminated by us without cause or by him for good reason within 12 months of a “change in control” (as defined in the Clamen/Tarshis employment agreements), in addition to the foregoing payments he will also receive an amount equal to $100 less than three times the executive’s “annualized includable compensation for the base period” (as defined in the Internal Revenue Code). If an executive’s employment terminates as a result of his disability or death, the executive or his estate will be entitled to any earned and unpaid base salary, plus any prior year bonus and pro rata bonus.  In addition, any unvested portion of his stock award will vest.

Each of the Clamen/Tarshis employment agreements also provide that in the event that stockholder approval of the grant of the stock award is not obtained prior to the earlier of (i) the expiration of the term of the Clamen/Tarshis employment agreements, (ii) a termination of the executive’s employment prior to the end of the term due to the executive’s death or disability, termination by the executive of his employment for good reason or termination of the executive’s employment by us without cause, or (iii) a change in  control, then instead of the grant of the award to the executive, we are required to pay to the executive an alternative amount equal to $750,000.

The Clamen/Tarshis employment agreements also contain certain non-competition and non-solicitation covenants restricting such activities for certain specified periods.

The prior employment agreements between us and each of Messrs. Clamen and Tarshis cover periods prior to November 11, 2008, and are summarized below.

Effective March 9, 2005, we entered into an employment agreement, subsequently amended on October 27, 2006, with Warren Clamen, which, as amended, provided for him to serve as our chief financial officer until October 27, 2008, subject to earlier termination as specified in the agreement (this agreement expired on October 27, 2008. This agreement was superseded by Mr. Clamen’s new employment agreement dated November 11, 2008.  Mr. Clamen’s prior employment agreement provided for him to receive a base salary of $275,000 per year for the year ending October 27, 2007 and no less than $300,000 for the year ending October 27, 2008, plus certain fringe benefits. In addition, under the prior employment agreement Mr. Clamen was eligible to participate in any executive bonus program that we had in effect during the term of the employment agreement. Pursuant to this prior employment agreement, in March 2005, we granted Mr. Clamen ten-year stock options to purchase 200,000 shares of our common stock at $5.06 per share, subject to earlier termination under certain conditions if Mr. Clamen ceased to be employed by us, half of which options vested immediately and the other half vested as of June 1, 2005. Pursuant to the amendment to this prior employment agreement in October 2006, we also issued to Mr. Clamen 10,971 shares of our restricted common stock, which vested in two equal annual installments commencing on October 27, 2007.

On September 22, 2006, we entered into a employment agreement with Andrew Tarshis, which provided for him to serve as our senior vice president and general counsel until September 22, 2009 and provided for him to receive an annual base salary of no less than $275,000 during the first year of the term and $300,000 during the second and third years of the term. This agreement was superseded by Mr. Tarshis’ new employment agreement dated November 11, 2008.  Pursuant to his prior employment agreement, we also issued to Mr. Tarshis 18,461 shares of our restricted common stock, which vest in three equal annual installments commencing on the first year anniversary of the agreement. Under the prior employment agreement, Mr. Tarshis was also eligible for a bonus consistent with other executive officers, as well as customary benefits, including participation in management incentive and benefit plans, a monthly car allowance of $1,500 and reasonable business related travel and entertainment expenses.

David Conn

On April 17, 2004, we entered into an employment agreement, subsequently amended on December 29, 2005, with David Conn, which, as amended, provided for him to serve as our executive vice president until May 18, 2008, subject to earlier termination as provided in the agreement. The amended agreement provided for Mr. Conn to receive, among other things,  an annualized base salary of: (i) $250,000 during the period December 29, 2005 until May 17, 2006; (ii) $275,000 during the period May 18, 2006 through May 17, 2007 and (iii) $300,000 during the period May 18, 2007 through May 17, 2008, as well as a guaranteed bonus of $25,000 per year, and a car allowance. He was also granted immediately exercisable ten-year stock options to purchase 100,000 shares of our common stock at $10.19 per share. Mr. Conn’s employment agreement expired by its terms on May 18, 2008. On August 13, 2008 we entered into an agreement with Mr. Conn to employ him in a non-executive and part-time capacity from that date through February 28, 2009 at a salary of $300,000 per annum through August 31, 2008 and $2,000 per week thereafter.

Deborah Sorell Stehr

On October 28, 2005, we entered into an employment agreement, subsequently amended on September 22, 2006, with Deborah Sorell Stehr, which, as amended, provided for her to serve as our senior vice president-business affairs and licensing until December 31, 2008 and provided for her to receive a base salary for performance based upon a four-day work week, as follows: (a) during the period from January 1, 2006 through December 31, 2006, at the annual rate of not less than $220,000, (b) during the period from January 1, 2007 through December 31, 2007, at an annual rate of not less than $230,000, and (c) during the period from January 1, 2008 through December 31, 2008 at the annual rate of not less than $250,000. Pursuant to her employment agreement, in October 2005, we granted Ms. Stehr immediately exercisable ten-year stock options to purchase 60,000 shares of our common stock at $8.03 per share, and, pursuant to its amendment, in September 2006 we also issued to Ms. Stehr 9,230 shares of our restricted common stock, which vest in two equal annual installments commencing on December 31, 2007. Under the amended agreement, Ms. Stehr remained eligible for a bonus consistent with other executive officers, as well as customary benefits, including participation in management incentive and benefit plans, a monthly car allowance of $1,500 and reasonable travel and entertainment expenses. Her employment agreement with us provided that, if, within twelve months of a “change in control,” Ms. Stehr’s employment was terminated by us without “cause” or Ms. Stehr terminated her employment with us for “good reason,” as all such terms are defined in her employment agreement, we were obligated to make a lump-sum severance payment to her equal to $100 less than three times her “annualized includable compensation for the base period” (as defined in Section 280G of the Internal Revenue Code) reduced to the extent that this payment together with any other payment or benefit payable under the agreement constituted an “excess parachute payment” (as defined in Section 280G of the Internal Revenue Code). One such benefit would have been the change in vesting of certain of the 12,955 shares of restricted stock awarded to her.  Ms. Stehr’s employment agreement expired by its terms on December 31, 2008.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information with respect to outstanding equity-based awards at December 31, 2008 for our named executive officers.

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options Exerciseable	Number of Securities Underlying Unexercised Options Unexerciseable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested		Vesting Date of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Name	(#)(a)	(#)	(#)	($)		(#)			($)	(#)		($)
Neil Cole	25,000	-	-	$0.97	2/1/2010	236,337	(1)	12/31/2009	$2,311,376	157,558	(2)	$1,540,917
	321,625	-	-	1.13	7/18/2010	236,337	(1)	12/31/2010	2,311,376	-		-
	260,500	-	-	1.25	8/18/2010	236,337	(1)	12/31/2011	2,311,376	-		-
	76,500	-	-	2.30	10/26/2011	236,337	(1)	12/31/2012	2,311,376	-		-
	273,500	-	-	2.30	10/26/2011	-		-	-	-		-
	600,000	-	-	2.75	4/23/2012	-		-	-	-		-
	15,000	-	-	4.41	5/22/2012	-		-	-	-		-
	800,000	-	-	4.62	3/29/2015	-		-	-	-		-
	200,000	-	-	10.00	12/28/2015	-		-	-	-		-

Warren Clamen(3)	60,000	-	-	$5.06	3/9/2015	2,982		5/21/2009	$29,164	-		-
	50,000	-	-	10.00	2/28/2015	2,981		5/21/2010	29,154	-		-

Andrew Tarshis(3)	10,000	-	-	$8.81	7/22/2015	2,982		5/21/2009	$29,164	-		-
	-	-	-	-	-	2,981		5/21/2010	29,154	-		-

David Conn(4)	100,000	-	-	$10.19	5/29/2009	5,963		2/28/2009	$58,318	-		-
	25,000	-	-	10.00	5/29/2009	-		-	-	-		-

Deborah Sorell Stehr(5)	15,000	-	-	$4.82	5/24/2015	2,497		5/21/2009	$24,421	-		-
	60,000	-	-	8.03	10/28/2015	2,497		5/21/2010	24,421	-		-
	50,000	-	-	10.00	12/28/2015	-		-	-	-		-

(1)
Mr. Cole was granted 1,181,684 time-vested restricted common stock units, or RSUs, and 571,150 performance-based restricted common stock units, or PSUs, on February 19, 2008 pursuant to his employment agreement with us. On December 24, 2008, Mr. Cole agreed, in an amendment to his employment agreement, to defer the issuance of 1,181,684 shares of common stock underlying the RSUs until the earlier of (i) the date Mr. Cole is no longer employed by either (a) us or (b) any corporation or other entity owning, directly or indirectly, 50% or more of our outstanding common stock, or in which we or any such corporation or other entity owns, directly or indirectly, 50% or more of the outstanding capital stock (determined by aggregate voting rights) or other voting interests or (ii) a change in control (as defined in the employment agreement). In consideration of Mr. Cole's agreement to delay the distribution to him of such shares of our common stock to which he will be entitled to receive under the RSUs as noted above, the agreement also provided for the award to Mr. Cole of an annual cash bonus to be granted under our executive incentive bonus plan, in the amount equal to $500,000 for each of the four completed calendar years commencing with the calendar year from January 1, 2009 through December 31, 2009, and ending with the calendar year from January 1, 2012 through December 31, 2012 if either one of two performance measures specified in the agreement have been satisfied.  The 1,181,684 RSUs continue to vest in five substantially equal installments on each December 31st, beginning on December 31, 2008 and subject to Mr. Cole's continuous employment with us, although the delivery of the shares underlying such RSUs has been deferred as described above.

(2)
Mr. Cole was granted 1,181,684 RSUs and 571,150 PSUs on February 19, 2008 pursuant to his employment agreement with us. On May 21, 2008, Mr. Cole entered into an agreement with us that provided for the rescission of 256,034 of the previously granted 571,150 PSUs, which rescinded PSUs were then added to 216,639 additional PSUs he is entitled to under the employment agreement. This future grant of 216,639 PSUs and the 256,034 rescinded PSUs (a total of 472,673 PSUs) are conditioned upon (i) the grant thereof by the administrator of the 2006 equity incentive plan or any successor plan and (ii) either (x) receipt of stockholder approval of an additional number of shares of our common stock available for awards under the 2006 equity incentive plan or a successor plan or (y) the availability of our common stock under the 2006 equity incentive plan or a successor plan in an amount at least equal to the number of shares of common stock underlying such 472,673 PSUs. The 157,558 PSUs reflected in the table represent the unvested portion of the 315,116 PSUs remaining after the rescission, and does not include (i) the 256,034 rescinded PSUs, or (ii) the 216,639 PSUs, both of which Mr. Cole is entitled to receive in the future under the terms of his employment agreement, subject to the satisfaction of the conditions specified above.  In February 2009, the Compensation Committee determined that the $147 million EBITDA target was achieved, and, therefore, Mr. Cole earned 78,779 of 157,558 PSU's that he was eligible to receive for the year ended December 31, 2008. The other performance goals involving market capitalization and share price were not achieved.

(3)
Under his employment agreement, the executive is entitled to receive an award of 70,542 shares of our common stock subject to Board and stockholder approval. The shares vest in three equal annual installments with the first installment vesting on November 11, 2009, subject to acceleration under certain circumstances set forth in the executive’s employment agreement.  In the event that stockholder approval of the grant of the stock award is not obtained prior to the earlier of (i) the expiration of the term of the executive’s employment agreement, (ii) a termination of the executive’s employment prior to the end of the term due to the executive’s death or disability, termination by the executive of his employment for good reason or termination of the executive’s employment by us without cause, or (iii) a change in  control, then instead of the grant of the award to the executive, we are required to pay to the executive an alternative amount equal to $750,000.

(4)	Mr. Conn ceased serving as an officer in August 2008.

(5)	Ms. Stehr ceased serving as an officer in February 2008.

Grant dates and vesting dates for all outstanding equity awards at December 31, 2008 are as follows:

Name	Number of Securities Underlying Unvested Restricted Stock	Number of Securities Underlying Unexercised Options Exerciseable	Grant Date	Vesting Date
	(#)	(#)
Neil Cole	-	25,000	2/1/2000	2/1/2000
	-	321,625	7/18/2000	7/18/2000
	-	260,500	8/18/2000	8/18/2000
	-	76,500	10/26/2001	10/26/2001
	-	273,500	10/26/2001	10/26/2001
	-	200,000	4/23/2002	2/1/2003
	-	200,000	4/23/2002	2/1/2004
	-	200,000	4/23/2002	2/1/2005
	-	15,000	5/22/2002	5/22/2002
	-	800,000	3/29/2005	3/29/2005
	-	200,000	12/28/2005	12/28/2005
	236,337	-	1/28/2008	12/31/2008
	78,779	-	1/28/2008	12/31/2008

Warren Clamen	-	60,000	3/9/2005	6/1/2005
	-	50,000	12/28/2005	12/28/2005
	2,982	-	5/21/2008	5/21/2009
	2,981	-	5/21/2008	5/21/2010

Andrew Tarshis	-	10,000	7/22/2005	7/22/2005
	6,153	-	9/22/2006	9/22/2009
	2,982	-	5/21/2008	5/21/2009
	2,981	-	5/21/2008	5/21/2010

David Conn(1)	-	25,000	12/28/2005	12/28/2005
	-	100,000	12/29/2005	12/29/2005
	2,982	-	5/21/2008	2/28/2009
	2,981	-	5/21/2008	2/28/2009

Deborah Sorell Stehr(2)	-	15,000	5/24/2005	5/24/2005
	-	60,000	10/28/2005	10/28/2005
	-	50,000	12/28/2005	12/28/2005
	2,497	-	5/21/2008	5/21/2009
	2,497	-	5/21/2008	5/21/2010

(1)	Mr. Conn ceased serving as an officer in August 2008.

(2)	Ms. Stehr ceased serving as an officer in February 2008.

OPTION EXERCISES AND STOCK VESTED

The following table sets forth certain information regarding exercise of options and vesting of restricted stock held by the named executive officers during the year ended December 31, 2008.

	Number of Shares Acquired on Exercise	Value Realized on Exercise(1)	Number of Shares Acquired on Vesting		Value Realized on Vesting
Name	(#)	($)	(#)		($)
Neil Cole(2)	913,749	$8,974,451	236,337	(3)	$2,311,376
			78,779	(3)	770,459

Warren Clamen	-	-	5,486		$104,453
	-	-	5,485		104,434
	-	-	4,967		94,572

Andrew Tarshis	-	-	4,967		$94,572
	-	-	6,153		82,389

David Conn(1)	100,000	$755,488	4,967		$94,572

Deborah Sorell Stehr(2)	-	-	4,615		$87,870
	-	-	4,615		45,135
	-	-	3,725		70,924

(1)	Included in this column is the aggregate dollar amount realized by the named executive officer upon exercise of the options.

(2)
The number of shares reflects the gross amount issued upon the exercise of the options and does not give effect to the withholding of a portion of the shares by the Company to satisfy certain withholding tax liability of the person exercising the options.

(3)	Includes 236,337 shares of common stock underlying RSU's that vested on December 31, 2008 and 78,779 shares of common stock underlying PSU's that were deemed earned by the compensation committee for the year ended December 31, 2008 as more fully discussed in footnote 2 to the table of Outstanding Equity Awards at Fiscal Year-End. The delivery of the 236,337 shares of common stock underlying the RSU's was deferred, as more fully discussed in footnote 1 to the table of Outstanding Equity Awards at Fiscal Year-End.

(4)	Mr. Conn ceased serving as an officer in August 2008.

(5)	Ms. Stehr ceased serving as an officer in February 2008.

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

Except as provided in the footnotes below, the following table provides the term of such covenants following the termination of employment as it relates to each named executive officer:

Covenant	Neil Cole	Warren Clamen	Andrew Tarshis	David Conn(1)	Deborah Sorell Stehr(2)

Confidentiality	Infinite duration	Infinite duration	Infinite duration	Infinite duration for trade secrets and two years otherwise	None

Non-solicitation	Two Years	Three years(3)	Three years(3)	Two Years	None

Non-competition	One Year	Two years(3)	Two years(3)	Two Years	None

Non-interference	(4)	Three years(3)	Three years(3)	Two Years	None

Non-disparagement	Five years	None	None	None	None

(1)	Mr. Conn’s employment agreement with us expired on May 18, 2008, however, the covenants referred to above continue beyond the term of Mr. Conn’s employment agreement.

(2)	Ms. Stehr’s employment agreement with us expired by its terms on December 31, 2008.

(3)	Covenant runs from the date of the executive’s new employment agreement.

(4)
Mr. Cole’s new employment agreement with us provides that during the term and a period of (i) two years thereafter, Mr. Cole cannot solicit our employees and (ii) one year thereafter, Mr. Cole cannot solicit our customers.

Termination Payments (without a change in control)

The table below includes a description and the amount of estimated payments and benefits that would be provided by us (or our successor) to each of the named executive officers under each employment agreement, assuming that a termination circumstance occurred as of December 31, 2008 and a “change in control” had not occurred:

		Estimated Amount of Termination Payment to:
Type of Payment	Termination Event	Neil Cole(1)		Warren Clamen		Andrew Tarshis		David Conn	Deborah Sorell Stehr

Payment of earned but unpaid salary, unreimbursed expense, and accrued but unused vacation time (2)	Termination for Cause or by executive without Good Reason	none		none		none		none	none

Earned but unpaid bonuses (2)	Termination without Cause or by executive for Good Reason, death or disability	none		none		none		none	none

Lump Sum Severance Payment	Termination without Cause or by executive for Good Reason	$2,649,000	(3)	$1,101,389	(4)	$1,101,389	(4)	-	none

Pro rata portion of current year bonuses	Death, termination without Cause, or termination by executive for Good Reason	$500,000		none	(5)	none	(5)	none	none

Continued coverage under medical, dental, hospitalization and life insurance plans	Death, termination without Cause, or termination by executive for Good Reason	$40,256		$1,099		$34,142		none	none	(6)

1  Upon Mr. Cole's termination without cause by us or for good reason by Mr. Cole, 75% of the then remaining unvested restricted  stock units shall immediately vest, and the portion of performance based units shall become vested on the achievement of the performance goals through the date of termination.

2  At December 31, 2008, each named executive officer is assumed to have received all such payments.

3   Payable one half in monthly installments, and half on December 31, 2009.

4   These amounts are payable in lump sum within 30 days of termination. Also Mr. Clamen and Mr. Tarshis may be entitled to an additional payment of $750,000 in the event that stockholder approval has not been obtained for the stock awards they are entitled to receive pursuant to their employment agreements.

5   All such bonuses are discretionary.

6   Three months of continued health and medical benefits upon termination for Cause or upon death or disability.

Change in Control Payments

In lieu of the lump sum severance payment upon termination without a change of control, Mr. Cole is entitled to a lump sum payment equal to three times his base salary plus three times his average annual bonus for the last three years upon termination following a change in control.

In addition to the payments made upon termination by the Company without cause or termination by the executive for good reason, the employment agreements with Ms. Sorell Stehr, Mr. Tarshis and Mr. Clamen provide that, if, within twelve months of a “change in control,” their employment is terminated by us without “cause” or they terminate their employment with us for “good reason,” as all such terms are defined in each employment agreement, we are obligated to make a lump-sum severance payment to each such named executive officer equal to $100 less than three times the named executive officer’s “annualized includable compensation for the base period” (as defined in Section 280G of the Internal Revenue Code).

Under the circumstances described above, all of the named executive officers were entitled to an accelerated vesting and payment of stock options and restricted stock awards granted to that named executive officer. However, the sum of any lump sum payments, the value of any accelerated vesting of stock options and restricted stock awards, and the value of any other benefits payable to the named executive officer, with the exception of Mr. Cole, may not equal or exceed an amount that would constitute an “excess parachute payment” (as defined in Section 280G of the Internal Revenue Code).  With respect to Mr. Cole, such payment is due within 60 days of December 31, 2008.

The following table quantifies the estimated maximum amount of payments and benefits under our employment agreements and agreements relating to awards granted under our equity incentive and stock option plans to which the named executive officers would have been entitled upon termination of employment if we had terminated their employment without cause within twelve (12) months following a “change in control” of our Company that (by assumption) occurred on December 31, 2008 and prior to the expiration of any employment agreements.

	Cash Severance Payment		Continuation of Medical/Welfare Benefits (Present Value)	Present Value of Accelerated Vesting of Equity Awards	Present Value of Accelerated Payment of Bonus	Total Termination Benefits
Name	($)(1)		($)	($)(2)	($)	($)
Neil Cole	$3,738,702	(3)	$39,741	$3,321,248	$11,688	$7,111,379
Warren Clamen	2,974,450	(4)(8)	1,085	6,669	-	2,982,204
Andrew Tarshis	2,288,198	(5)(8)	33,705	12,190	-	2,334,093
Deborah Sorell Stehr (7)	2,704,609	(6)	-	5,584	-	2,710,193

(1)
Mr. Clamen, Mr. Tarshis and Ms. Sorell Stehr may be entitled to additional payments of $1,109,043, $1,147,186 and $5,485, respectively, to the extent that any portion of those amounts are ascribed to any post-termination obligations set forth in their respective employment agreements that were in effect on December 31, 2008.

(2)	This amount represents the unrealized value of the unvested portion of the respective named executive officer’s restricted stock based upon the closing price of our common stock on December 31, 2008.

(3)	Payable within 60 days of termination.

(4)	$1,101,389 is payable within 30 days of termination. The difference is due within 15 days of termination.

(5)	$1,147,186 is payable within 30 days of termination. The difference is due within 15 days of termination.

(6)	Payable within 15 days of termination

(7)	Mr. Stehr ceased serving as an officer in February 2009.

(8)	Mr. Clamen and Mr. Tarshis may be entitled to an additional payment of $750,000 in the event that stockholder approval has not been obtained for the stock awards they are entitled to receive pursuant to their employment agreements.

DIRECTOR COMPENSATION

The following table sets forth compensation information for 2008 for each member of our Board of Directors who is not also an executive officer. Our executive officers do not receive additional compensation for serving on the board. See Summary Compensation Table and Grants of Plan-Based Awards Table for disclosures related to our chairman of the board, president and chief executive officer, Neil Cole.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Barry Emanuel	$40,000	$76,160	-	-	-	-	$116,160

Steven Mendelow	$55,000	$76,160	-	-	-	-	$131,160

Drew Cohen	$50,000	$76,160	-	-	-	-	$126,160

F. Peter Cuneo	$40,000	$76,160	-	-	-	-	$116,160

Mark Friedman	$50,000	$76,160	-	-	-	-	$126,160

James A. Marcum	$40,000	$76,160	-	-	-	-	$116,160

(1) Represents the dollar amount recognized by us for financial statement purchases for fiscal 2008 in accordance with FAS 123R.

(2) At December 31, 2008 Mr. Marcum had 10,544 shares of restricted stock that had not vested. In addition, at December 31, 2008 our non-employee directors owned the following unexercised options - Drew Cohen 50,000; Barry Emanuel - 241,173; and Steven Mendelow - 200,250.

The compensation committee has determined that for each full year of service as a director of our company, each non-employee member of the Board would receive a cash payment of $40,000, payable 50% on or about each January 1 and 50% on or about each July 1, and 4,000 restricted shares of common stock vesting 100% on July 1 of each year. In addition, the compensation committee determined that the audit committee chair would receive an annual stipend of $15,000, and the chairs of the compensation committee and nominating and governance committee would receive an annual stipend of $10,000, each payable each July 1.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table presents information regarding beneficial ownership of our common stock as of February 26, 2009 by each of our directors, each person who served as one of our “named executive officers” during 2008, all of our current executive officers and directors, as a group, and each person known by us to beneficially hold five percent or more of our common stock, based on information obtained from such persons.

Unless indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all securities beneficially owned, subject to community property laws where applicable. The shares “beneficially owned” by a person are determined in accordance with the definition of “beneficial ownership” set forth in the regulations of the SEC and, accordingly, shares of our common stock subject to options, warrants or other convertible securities that are exercisable or convertible within 60 days as of February 26, 2009 are deemed to be beneficially owned by the person holding such securities and to be outstanding for purposes of determining such holder's percentage ownership. The same securities may be beneficially owned by more than one person. Shares of common stock subject to options, warrants, restricted stock units, restricted stock awards or convertible securities that are not exercisable or do not vest within 60 days from February 26, 2009 are not included in the table below as shares “beneficially owned”.

Percentage ownership of our common stock is based on the 58,063,752 shares of common stock outstanding as of February 26, 2009. The address for each beneficial owner, unless otherwise noted, is c/o Iconix Brand Group, Inc. at 1450 Broadway, New York, New York 10018.

BENEFICIAL OWNERSHIP TABLE

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class

Neil Cole	2,979,145	(1)	4.9%

Warren Clamen	124,323	(3)	*

Andrew Tarshis	28,507	(4)	*

David Conn	133,364	(2)	*

Deborah Sorell Stehr	137,219	(5)	*

Barry Emanuel	251,853	(6)	*

Steven Mendelow	296,688	(7)	*

Drew Cohen	67,382	(8)	*

F. Peter Cuneo	96,000		*

Mark Friedman	26,364		*

James A. Marcum	18,544		*

Fred Alger Management, Inc. Alger Associates, Inc. 111 Fifth Avenue New York, New York 10003	5,074,180	(9)	8.7%

Baron Capital Group, Inc. 767 Fifth Avenue New York, NY 10153	3,750,000	(10)	6.5%

RS Investment Management Co. LLC 388 Market Street Suite 1700 San Francisco, CA 94111	6,051,460	(11)	10.4%

FMR LLC 82 Devonshire Street Boston, MA 02109	5,387,417	(12)	9.3%

Barclays Global Investors, NA 400 Howard Street San Francisco, CA 94105	3,869,219	(13)	6.7%

All directors and executive officers as a group (9 persons)	3,888,806	(14)	6.3%

*	Less than 1%

(1)
Includes (i) 2,572,125 shares of common stock issuable upon exercise of options and (ii) 20,000 shares of common stock owned by Mr. Cole’s children. Does not include (i) shares held in Mr. Cole’s account under our 401(k) savings plan over which he has no current voting or investment power or (ii) 236,337 shares of common stock underlying RSUs that vested on December 31, 2008 the delivery of which Mr. Cole has agreed to defer pursuant to an amendment to his employment agreement dated December 24, 2008.

(2)	Includes 125,000 shares of common stock issuable upon exercise of options.

(3)	Includes 110,000 shares of common stock issuable upon exercise of options.

(4)	Includes 10,000 shares of common stock issuable upon exercise of options.

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

(8)	Includes 50,000 shares of common stock issuable upon exercise of options.

(9)	Based on a Schedule 13G filed by Fred Alger Management, Inc. and Alger Associates, Incorporated on January 15, 2008.

(10)
Baron Capital Group, Inc., herein referred to as BCG, is deemed to have beneficial ownership of these shares, which are held by BCG or entities that it controls. BCG and Ronald Baron disclaim beneficial ownership of the shares held by their controlled entities (or the investment advisory clients thereof) to the extent such shares are held by persons other than BCG and Ronald Baron. The information provided is based upon a Schedule 13G filed February 14, 2008, by BCG and its affiliates: Bamco, Inc.; Baron Small Cap Fund; and Ronald Baron.

(11)
RS Investment Management Co. LLC is a registered investment adviser whose clients have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the stock.  No individual client's holdings of the stock, except for RS Partners Fund, are more than five percent of the outstanding stock.

The Guardian Life Insurance Company of America is an insurance company and the parent company of Guardian Investor Services LLC and RS Investment Management Co. LLC.  Guardian Investor Services LLC is a registered investment adviser, a registered broker-dealer, and the parent company of RS Investment Management Co. LLC.

(12)
Fidelity Management & Research Company, herein referred to as Fidelity, 82 Devonshire Street, Boston, Massachusetts 02109, a wholly-owned subsidiary of FMR LLC and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, is the beneficial owner of 4,685,644 shares or 8.033% of the Common Stock outstanding of ICONIX BRAND GROUP INC  ("the Company") as a result of acting as investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940. The number of shares of Common Stock of ICONIX BRAND GROUP INC owned by the investment companies at December 31, 2008 included 7,257 shares of Common Stock resulting from the assumed conversion of $200,000 principal amount of ICONIX BRAND CV 1.875% 6/30/12 (36.2845 shares of Common Stock for each $1,000 principal amount of debenture).

Edward C. Johnson 3d and FMR LLC, through its control of Fidelity, and the funds each has sole power to dispose of the 4,685,644 shares owned by the Funds.

Members of the family of Edward C. Johnson 3d, Chairman of FMR LLC, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC.  The Johnson family group and all other Series B shareholders have entered into a shareholders' voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares.  Accordingly, through their ownership of voting common shares and the execution of the shareholders' voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR LLC.

Neither FMR LLC nor Edward C. Johnson 3d, Chairman of FMR LLC, has the sole power to vote or direct the voting of the shares owned directly by the Fidelity Funds, which power resides with the Funds' Boards of Trustees.  Fidelity carries out the voting of the shares under written guidelines established by the Funds' Boards of Trustees.

Pyramis Global Advisors, LLC, herein referred to as PGALLC, 53 State Street, Boston, Massachusetts, 02109, an indirect wholly-owned subsidiary of FMR LLC and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, is the beneficial owner of 61,873 shares or 0.106% of the outstanding Common Stock of ICONIX BRAND GROUP INC as a result of its serving as investment adviser to institutional accounts, non-U.S. mutual funds, or investment companies registered under Section 8 of the Investment Company Act of 1940 owning such shares. The number of shares of Common Stock of ICONIX BRAND GROUP INC owned by the institutional account(s) at December 31, 2008 included 32,873 shares of Common Stock resulting from the assumed conversion of $906,000 principal amount of ICONIX BRAND CV 1.875% 6/30/12 (36.2845 shares of Common Stock for each $1,000 principal amount of debenture).

Edward C. Johnson 3d and FMR LLC, through its control of PGALLC, each has sole dispositive power over 61,873 shares and sole power to vote or to direct the voting of 61,873 shares of Common Stock owned by the institutional accounts or funds advised by PGALLC as reported above.

Pyramis Global Advisors Trust Company, herein referred to as PGATC, 53 State Street, Boston, Massachusetts, 02109, an indirect wholly-owned subsidiary of FMR LLC and a bank as defined in Section 3(a)(6) of the Securities Exchange Act of 1934, is the beneficial owner of 583,792 shares or 1.001% of the outstanding Common Stock of the ICONIX BRAND GROUP INC as a result of its serving as investment manager of institutional accounts owning such shares. The number of shares of Common Stock of ICONIX BRAND GROUP INC owned by the institutional account(s) at December 31, 2008 included 2,540 shares of Common Stock resulting from the assumed conversion of $70,000 principal amount of ICONIX  BRAND CV 1.875% 6/30/12 (36.2845 shares of Common Stock for each $1,000 principal amount of debenture).

Edward C. Johnson 3d and FMR LLC, through its control of Pyramis Global Advisors Trust Company, each has sole dispositive power over 583,792 shares and sole power to vote or to direct the voting of 583,792 shares of Common Stock owned by the institutional accounts managed by PGATC as reported above.

FIL Limited, herein referred to as FIL, Pembroke Hall, 42 Crow Lane, Hamilton, Bermuda, and various foreign-based subsidiaries provide investment advisory and management services to a number of non-U.S. investment companies and certain institutional investors.  FIL, which is a qualified institution under section 240.13d-1(b)(1) pursuant to an SEC No-Action letter dated October 5, 2000, is the beneficial owner of 56,108 shares or 0.096% of the Common Stock outstanding of the Company Partnerships controlled predominantly by members of the family of Edward C. Johnson 3d, Chairman of FMR LLC and FIL, or trusts for their benefit, own shares of FIL voting stock with the right to cast approximately 47% of the total votes which may be cast by all holders of FIL voting stock.  FMR LLC and FIL are separate and independent corporate entities, and their Boards of Directors are generally composed of different individuals.

FMR LLC and FIL are of the view that they are not acting as a "group" for purposes of Section 13(d) under the Securities Exchange Act of 1934 (the "1934" Act) and that they are not otherwise required to attribute to each other the "beneficial ownership" of securities "beneficially owned" by the other corporation within the meaning of Rule 13d-3 promulgated under the 1934 Act.  Therefore, they are of the view that the shares held by the other corporation need not be aggregated for purposes of Section 13(d). However, FMR LLC is making this filing on a voluntary basis as if all of the shares are beneficially owned by FMR LLC and FIL on a joint basis.

(13)	The shares reported are held by the company in trust accounts for the economic benefit of the beneficiaries of those accounts.

(14)	Includes 3,183,548 shares of common stock issuable upon exercise of options.

Equity Compensation Plans

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2008.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders:	2,951,537	$4.83	75,965

Equity compensation plans not approved by security holders (1) :	1,230,500	5.74	-
Total	4,182,037	$5.10	75,965

(1)
Represents the aggregate number of shares of common stock issuable upon exercise of individual arrangements with option and warrant holders, including 630,500 options issued under the terms of our 2001 Stock Option Plan. These options and warrants are up to three years in duration, expire at various dates through December 28, 2015, contain anti-dilution provisions providing for adjustments of the exercise price under certain circumstances and have termination provisions similar to options granted under stockholder approved plans. See Note 7 of Notes to Consolidated Financial Statements for a description of our Stock Option Plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Pursuant to its charter, our audit committee must review and approve, where appropriate, all related party transactions.

On May 1, 2003, we granted Kenneth Cole Productions, Inc. the exclusive worldwide license to design, manufacture, sell, distribute and market footwear under its Bongo brand. The chief executive officer and chairman of Kenneth Cole Productions is Kenneth Cole, who is the brother of Neil Cole, our Chief Executive Officer and President. During fiscal 2008 and fiscal 2007, we received $1.1 million and $0.7 million in royalties from Kenneth Cole Productions, respectively

The Candie's Foundation, a charitable foundation founded by Neil Cole for the purpose of raising national awareness about the consequences of teenage pregnancy, owed us $0.8 million as of December 31, 2008. The Candie's Foundation will pay-off the entire borrowing from us in 2009 although additional advances will be made as and when necessary. Mr. Cole's wife, Elizabeth Cole, performs services for the foundation but without compensation.

The Company recorded expenses of approximately $354,000 for 2008 for the hire and use of aircraft solely for business purposes owned by a company in which the Company’s chairman, chief executive officer and president is the sole owner.  There were no such expenses in 2007. Management believes that all transactions were made on terms and conditions no less favorable than those available in the marketplace from unrelated parties.

Director Independence

Board of Directors

Our Board of Directors has determined that Barry Emanuel, Steven Mendelow, Drew Cohen, F. Peter Cuneo, Mark Friedman, and James A. Marcum meet the definition of "independent directors" as defined under the standards of independence set forth in the Marketplace Rules of the NASDAQ Stock Market.

 Item 14. Principal Accounting Fees and Services

Audit Fees. The aggregate fees billed by BDO Seidman, LLP for professional services rendered for the audit of the Company's annual financial statements for fiscal 2008 and fiscal 2007, internal controls over financial reporting and the reviews of the financial statements included in the Company's Forms 10-Q, comfort letter and consents related to SEC registration statements and other capital raising activities for fiscal 2008 and fiscal 2007 totaled approximately $551,482 and $1,023,000, respectively.

Audit-Related Fees.  There were approximately $72,900 and $189,000 aggregate fees billed by BDO Seidman, LLP for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements for fiscal 2008 and fiscal 2007, respectively, and that are not disclosed in the paragraph captions "Audit Fees" above. The majority of the audit-related fees in fiscal 2008 were related to the audits of the financial statements of IP Holdings and Candie's Foundation, whereas the majority of the audit-related fees in fiscal 2007 were related to audits of the financial statements for fiscal 2007 acquisitions.

Tax Fees. The aggregate fees billed by BDO Seidman, LLP for professional services rendered for tax compliance, for fiscal 2008 and fiscal 2007, were approximately $78,000, and $55,000, respectively. The aggregate fees billed by BDO Seidman, LLP for professional services rendered for tax advice and tax planning, for fiscal 2008 and fiscal 2007, were $0 and $0, respectively.

All Other Fees. There were no fees billed by BDO Seidman, LLP for products and services, other than the services described in the paragraphs captions "Audit Fees", "Audit-Related Fees", and "Tax Fees" above for fiscal 2008 and fiscal 2007.

The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit services provided by BDO Seidman, LLP in fiscal 2008. Consistent with the Audit Committee's responsibility for engaging the Company's independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee. The full Audit Committee approves proposed services and fee estimates for these services. The Audit Committee chairperson or their designee has been designated by the Audit Committee to approve any services arising during the year that were not pre-approved by the Audit Committee. Services approved by the Audit Committee chairperson are communicated to the full Audit Committee at its next regular meeting and the Audit Committee reviews services and fees for the fiscal year at each such meeting. Pursuant to these procedures, the Audit Committee approved all the foregoing audit services and permissible non-audit services provided by BDO Seidman, LLP.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Documents included as part of this Annual Report

1. The following consolidated financial statements are included in this Annual Report:

- Report of Independent Registered Public Accounting Firm

- Consolidated Balance sheets - December 31, 2008 and 2007

- Consolidated Income Statements for the years ended December 31, 2008, 2007 and 2006

- Consolidated Statements of Stockholders' Equity for the ended December 31, 2008, 2007 and 2006

- Consolidated Statements of Cash Flows for the year ended December 31, 2008, 2007 and 2006

- Notes to Consolidated Financial Statements

2. The following financial statement schedules are included in this Annual Report:

- Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

- Schedule for the year ended December 31, 2008, 2007 and 2006

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

ICONIX BRAND GROUP, INC.

Date: February 27, 2009	By	/s/ Neil Cole
Neil Cole, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Neil Cole
Neil Cole	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	February 27, 2009

/s/ Warren Clamen
Warren Clamen	Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2009

/s/ Barry Emanuel
Barry Emanuel	Director	February 27, 2009

/s/ Drew Cohen
Drew Cohen	Director	February 27, 2009

/s/ F. Peter Cuneo
F. Peter Cuneo	Director	February 27, 2009

/s/ Mark Friedman
Mark Friedman	Director	February 27, 2009

/s/ Steven Mendelow
Steven Mendelow	Director	February 27, 2009

/s/ James A. Marcum
James A. Marcum	Director	February 27, 2009

Index to Exhibits

Exhibit Numbers	Description

2.1	Asset Purchase dated October 29, 2004 by and among B.E.M. Enterprise, Ltd., Escada (USA) Inc., the Company and Badgley Mischka Licensing LLC (1)

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

2.8
Asset Purchase Agreement, dated as of October 31, 2006, between the Company, The Warnaco Group, Inc., and Ocean Pacific Apparel Corp. (including the forms of the Note and the Registration Rights Agreement) (27)+

2.9	Assets Purchase Agreement dated as of February 21, 2007 by and among the Company, Danskin, Inc. and Danskin Now, Inc. (28)+**

2.10	Asset Purchase Agreement dated March 6, 2007 by and among the Company, Rocawear Licensing LLC, Arnold Bize, Shawn Carter and Naum Chernyavsky (29)+

2.11	Purchase and Sale Agreement, dated September 6, 2007, by and among the Company, Official Pillowtex LLC and the Sellers of interests in Official Pillowtex, LLC (“the Sellers”) (32)+

2.12	Asset Purchase Agreement dated November 15, 2007 by and among the Company, Exeter Brands Group LLC and NIKE, Inc. (34)+

2.13	Asset Purchase Agreement by and among NexCen Brands, Inc., NexCen Fixed Asset Company , LLC, NexCen Brand Management, Inc., WV IP Holdings, LLC and the Company dated September 29, 2008 (39)+

3.1	Certificate of Incorporation, as amended (8)

3.2	Restated and Amended By-Laws (9)

4.1	Rights Agreement dated January 26, 2000 between the Company and Continental Stock Transfer and Trust Company (10)

4.2	Fifth Amended and Restated Indenture dated of August 28, 2006 by and between IP Holdings LLC, as issuer, and Wilmington Trust Company as Trustee (7)

4.3	Indenture, dated June 20, 2007 between the Company and The Bank of New York (31)

4.4	Registration Rights Agreement, dated June 20, 2007, by and among the Company, Merrill Lynch, Pierce, Fenner & Smith, Incorporated and Lehman Brothers Inc. (31)

10.1	1997 Stock Option Plan of the Company (12)*

Exhibit Numbers	Description

10.2	2000 Stock Option Plan of the Company (13)*

10.3	2001 Stock Option Plan of the Company (14)*

10.4	2002 Stock Option Plan of the Company (15)*

10.5	Non -Employee Director Stock Incentive Plan (16)*

10.6	401(K) Savings Plan of the Company (17)

10.7	Employment Agreement between Neil Cole and the Company dated January 28, 2008 (9)*

10.8	Employment Agreement between Deborah Sorell Stehr and the Company dated October 28, 2005 (22)*

10.9	Amendment dated September 22, 2006 to the Employment Agreement dated October 28, 2005 between the Company and Deborah Sorell Stehr (24)*

10.15	Option Agreement of Neil Cole dated November 29, 1999 (17)*

10.16	Iconix Brand Group, Inc. 2006 Equity Incentive Plan and forms of options granted thereunder (37)*

10.17	Restricted Stock Agreement dated September 22, 2006 between the Company and Andrew Tarshis (24)*

10.18	Restricted Stock Agreement dated September 22, 2006 between the Company and Deborah Sorell Stehr (24)*

10.19	Form of Restricted Stock Agreement for officers under the Iconix Brand Group, Inc. 2006 Equity Incentive Plan (25)*

10.20	Form of Restricted Stock Agreement for Directors under the Iconix Brand Group, Inc. 2006 Equity Incentive Plan (25)*

10.21	8% Senior Subordinated Note due 2012 of the Company payable to Sweet Sportswear, LLC. (20)

10.22	Letter Agreement dated October 29, 2004 among UCC Funding Corporation, Content Holdings, Inc., the Company and Badgley Mischka Licensing LLC. (1)

10.23	Form of Option Agreement under the Company’s 1997 Stock Option Plan (18)*

10.24	Form of Option Agreement under the Company’s 2000 Stock Option Plan (18)*

10.25	Form of Option Agreement under the Company’s 2001 Stock Option Plan (18)*

10.26	Form of Option Agreement under the Company’s 2002 Stock Option Plan (18)*

10.27	Agreement dated June 2, 2006 among the Company, UCC Consulting, Content Holdings, James Haran and Robert D’Loren (44)

10.28	Common Stock Purchase Warrant issued to UCC Consulting Corporation (45)

10.29	Purchase and Sale Agreement dated June 2, 2006 by and among the Company, Content Holdings, Robert D’Loren, Seth Burroughs and Catherine Twist (44)

10.30	Loan and Security Agreement dated as of October 31, 2006 among Mossimo Holdings LLC, Mossimo Management LLC, and Merrill Lynch Mortgage Capital Inc., as agent and lender (11)+

10.31	Guaranty dated as of October 31, 2006 by the Company in favor of Merrill Lynch Mortgage Capital Inc., as agent (11)

10.32	Registration Rights Agreement dated as of March 9, 2007 by and between the Company and Danskin, Inc. (28)

10.33	Registration Rights Agreement dated March 30, 2007 by and between the Company and Rocawear Licensing LLC (29)

Exhibit Numbers	Description

10.34
Amended and Restated Credit Agreement dated as of May 2, 2007 by and among the Company, Lehman Brothers Inc. as Arranger, and Lehman Commercial Paper Inc., as Lender, as Syndication Agent and as Administrative Agent (30)+

10.35	Guarantee and Collateral Agreement made by the Company and certain of its subsidiaries in favor of Lehman Commercial Paper Inc., as Administrative Agent (30)+

10.36	Purchase Agreement, dated June 14, 2007, by and among the Company, Merrill Lynch, Pierce, Fenner & Smith, Incorporated and Lehman Brothers Inc. (31)

10.37
Letter Agreement Confirming OTC Convertible Note Hedge, dated June 19, 2007 among the Company, Merrill Lynch International and, solely in its capacity as agent thereunder, Merrill Lynch, Pierce, Fenner & Smith Incorporated (31)

10.38
Letter Agreement, Confirming OTC Convertible Note Hedge, dated June 19, 2007, among the Company, Lehman Brothers - OTC Derivatives Inc. and, solely in its capacity as agent thereunder, Lehman Brothers (31)

10.39
Letter Agreement, Confirming OTC Warrant transaction, dated June 19, 2007, among the Company, Merrill Lynch International and, solely in its capacity as agent thereunder, Merrill Lynch, Pierce, Fenner & Smith Incorporated (31)

10.40	Letter Agreement, Confirming OTC Warrant Transaction, dated June 19, 2007, among the Company, Lehman Brothers OTC Derivatives Inc. and, solely in its capacity as agent thereunder, Lehman Brothers (31)

10.41
Escrow Agreement dated September 6, 2007 by and between the Company, Ben Kraner, on behalf of the Sellers, as each Seller’s authorized attorney-in-fact, and U.S. Bank National Association, as escrow agent (32)

10.42	Note and Security Agreement dated November 7, 2007 made by Artful Holdings, LLC in favor of the Company (33)

10.43	Restricted Stock Grant Agreement dated February 19, 2008 between the Company and Neil Cole (42)*

10.44	Restricted Stock Performance Unit Agreement dated February 19, 2008 between the Company and Neil Cole (42)*

10.45	Lease dated as of November 12, 2007 with respect to the Company’s Executive Offices (42)

10.46	Iconix Brand Group, Inc. Executive Incentive Bonus Plan (35)

10.47	Transition Services Agreement between the Company and David Conn (38)

10.48	Employment Agreement dated November 11, 2008 between the Company and Andrew Tarshis (40)*

10.49	Employment Agreement dated November 11, 2008 between the Company and Warren Clamen (40)*

10.50	Agreement dated May 2008 between the Company and Neil Cole.(36)*

10.51	Agreement dated December 24, 2008 between the Company and Neil Cole (41)*

21	Subsidiaries of the Company (42)

23	Consent of BDO Seidman, LLP (42)

31.1	Certification of Chief Executive Officer Pursuant To Rule 13a-14 Or 15d-14 Of The Securities Exchange Act Of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002 (42)

31.2	Certification of Principal Financial Officer Pursuant To Rule 13a-14 Or 15d-14 Of The Securities Exchange Act Of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002 (42)

32.1	Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (42)

32.2	Certification of Principal Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 (42)

Exhibit Numbers	Description

99.1	Note Purchase Agreement by and among IP Holdings LLC, the Company and Mica Funding, LLC, dated April 11, 2006 (26)+

99.2	Note Purchase Agreement by and among IP Holdings LLC, the Company and Mica Funding, LLC, dated August 28, 2006 (7)+

99.3	Agreement for Creative Director Services dated as of October 31, 2006 by and among the Company, Mossimo, Inc. and Mossimo Giannulli (11)

(1)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 2004 and incorporated by reference herein.

(2)	Filed as an exhibit to the Company's Current Report on Form 8-K for the event dated July 22, 2005 and incorporated by reference herein.

(3)	Filed as an exhibit to the Company's Current Report on Form 8-K for the event dated September 16, 2005 and incorporated by reference herein.

(4)	Filed as an exhibit to the Company's Current Report on Form 8-K for the event dated March 31, 2006 (SEC accession No. 0000950117-06-001668) and incorporated by reference herein.

(5)	Filed as an exhibit to the Company's Current Report on Form 8-K for the event dated March 31, 2006 (SEC accession No. 0000950117-06-001669) and incorporated by reference herein.

(6)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated by reference herein.

(7)	Filed as an exhibit filed to the Company's Current Report on Form 8-K for the event dated August 28, 2006 and incorporated by reference herein.

(8)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated by reference herein.

(9)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated January 28, 2008 and incorporated by reference herein.

(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated January 26, 2000 and incorporated by reference herein.

(11)	Filed as an exhibit to the Company’s Current Report on form 8-K for the event dated October 31, 2006 (SEC accession no. 0001144204-06-045497) and incorporated by reference herein.

(12)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 1997 and incorporated by reference herein.

(13)	Filed as Exhibit A to the Company’s definitive Proxy Statement dated July 18, 2000 as filed on Schedule 14A and incorporated by reference herein.

(14)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended January 31, 2002 and incorporated by reference herein.

(15)	Filed as Exhibit B to the Company’s definitive proxy statement dated May 28, 2002 as filed on Schedule 14A and incorporated by reference herein.

(16)	Filed as Appendix B to the Company’s definitive Proxy Statement dated July 2, 2001 as filed on Schedule 14A and incorporated by reference herein.

(17)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended January 31, 2003 and incorporated by reference herein.

(18)	Filed as an exhibit to the Company’s Transition Report on Form 10-K for the transition period from February 1, 2004 to December 31, 2004 and incorporated by reference herein.

(19)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated by reference herein.

(20)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2002 and incorporated by reference herein.

(21)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated December 29, 2005 and incorporated by reference herein.

(22)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2005 and incorporated by reference herein.

(23)	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K for the event dated October 27, 2006.

(24)	Filed as an exhibit to the Company's Current Report on Form 8-K for the event dated September 22, 2006 and incorporated by reference herein.

(25)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated by reference herein.

(26)	Filed as an exhibit to the Company's Current Report on Form 8-K for the event dated April 11, 2006 and incorporated by reference herein.

(27)	Filed as an exhibit to the Company's Current Report on Form 8-K for the event dated October 31, 2006 (SEC accession no. 0001144204-06-0455507) and incorporated by reference herein.

(28)	Filed as an exhibit to the Company's Current Report on Form 8-K for the event dated March 9, 2007 and incorporated by reference herein.

(29)	Filed as an exhibit to the Company's Current Report on Form 8-K for the event dated March 30, 2007 and incorporated by reference herein.

(30)	Filed as an exhibit to the Company's Current Report on Form 8-K for the event dated May 1, 2007 and incorporated by reference herein.

(31)	Filed as an exhibit to the Company's Current Report on Form 8-K for the event dated June 14, 2007 and incorporated by reference herein.

(32)	Filed as an exhibit to the Company's Current Report on Form 8-K for the event dated October 3, 2007 and incorporated by reference herein.

(33)	Filed as an exhibit to the Company's Current Report on Form 8-K for the event dated November 7, 2007 and incorporated by reference herein.

(34)	Filed as an exhibit to the Company's Current Report on Form 8-K for the event dated December 17, 2007 and incorporated by reference herein.

(35)	Filed as Annex B to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 7, 2008 and incorporated by reference herein

(36)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 and incorporated by reference herein.

(37)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated July 31, 2008 and incorporated by reference herein.

(38)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated August 13, 2008 and incorporated by reference herein.

(39)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated September 29, 2008 and incorporated by reference herein.

(40)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated November 11, 2008 and incorporated by reference herein.

(41)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated December 24, 2008 and incorporated by reference herein.

(42)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2007 and incorporated by reference herein.

(43)	Filed herewith.

(44)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated June 2, 2006 and incorporated by reference herein.

(45)             Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated by reference herein.

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

Year ended December 31, 2008

Iconix Brand Group, Inc. and Subsidiaries

Iconix Brand Group, Inc. and Subsidiaries

Form 10-K

Index to Consolidated Financial Statements and Financial Statement Schedule

The following consolidated financial statements of Iconix Brand Group Inc. and subsidiaries are included in Item 15:

The following consolidated financial statement schedule of Iconix Brand Group, Inc. and subsidiaries is included in Item 15(d):

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	104

Schedule II Valuation and qualifying accounts	105

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Iconix Brand Group, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Iconix Brand Group, Inc. as of December 31, 2008 and 2007 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Iconix Brand Group, Inc. at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Iconix Brand Group, Inc.'s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 27, 2009 expressed an unqualified opinion thereon.

/s/ BDO Seidman LLP

February 27, 2009
New York, New York

Iconix Brand Group, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except par value)

	December 31,
	2008	2007
Assets
Current Assets:
Cash (including restricted cash of $875 in 2008 and $5,205 in 2007)	$67,279	$53,272
Accounts receivable	47,054	29,757
Deferred income tax assets	1,655	7,442
Prepaid advertising and other	14,375	5,397
Total Current Assets	130,363	95,868
Property and equipment:
Furniture, fixtures and equipment	9,187	2,903
Less: Accumulated depreciation	(2,468)	(1,610)
	6,719	1,293
Other Assets:
Restricted cash	15,866	15,186
Marketable securities	7,522	10,920
Goodwill	144,725	128,898
Trademarks and other intangibles, net	1,060,460	1,038,201
Deferred financing costs, net	6,524	8,270
Non-current deferred income tax assets	25,463	21,158
Investment in joint venture	4,097	-
Other assets – non-current	18,520	16,336
	1,283,177	1,238,969
Total Assets	$1,420,259	$1,336,130

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$22,382	$15,804
Accounts payable, subject to litigation	1,878	1,878
Deferred revenue	5,570	6,162
Current portion of long-term debt	73,363	52,566
Total current liabilities	103,193	76,410

Non-current deferred income taxes	99,604	73,418
Long-term debt, less current maturities	594,664	649,590
Long term deferred revenue	9,272	8,792
Total Liabilities	806,733	808,210

Commitments and contingencies

Stockholders' Equity
Common stock, $.001 par value shares authorized 150,000; shares issued 59,077 and 57,528 respectively	58	58
Additional paid-in capital	491,936	469,941
Retained earnings	131,094	60,941
Accumulated other comprehensive loss	(3,880)	(2,353)
Less: Treasury stock - 921 and 198 shares at cost, respectively	(5,682)	(667)
Total Stockholders’ Equity	613,526	527,920
Total Liabilities and Stockholders' Equity	$1,420,259	$1,336,130

See accompanying notes to consolidated financial statements.

 Iconix Brand Group, Inc. and Subsidiaries
Consolidated Income Statements
(in thousands, except earnings per share data)

	Year	Year	Year
	Ended	Ended	Ended
	December 31,	December 31,	December 31
	2008	2007	2006

Licensing and other revenue	$216,761	$160,004	$80,694

Selling, general and administrative expenses	73,816	44,254	24,527
Expenses related to specific litigation, net	893	(6,039)	2,494

Operating income	142,052	121,789	53,673

Other expenses (income):
Interest income	(3,976)	(7,521)	(1,243)
Interest expense	36,574	33,033	15,080
Equity loss on joint venture	528	-	-
Other expenses - net	33,126	25,512	13,837

Income before income taxes	108,926	96,277	39,836

Provision for income taxes	38,773	32,522	7,335

Net income	$70,153	$63,755	$32,501

Earnings per share:
Basic	$1.21	$1.12	$0.81

Diluted	$1.15	$1.04	$0.72

Weighted average number of common shares outstanding:
Basic	57,810	56,694	39,937

Diluted	61,248	61,426	45,274

See accompanying notes to consolidated financial statements.

Iconix Brand Group, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock	Total

Balance at January 1, 2006	35,540	$36	$136,842	$(35,315)	$-	$(667)	$100,896
Issuance of common stock related to acquisitions	7,360	8	122,493	-	-	-	122,501
Warrants issued to non-employees related to acquisitions	-	-	8,273	-	-	-	8,273
Cancellation of shares issued in business acquisition	-	-	(150)	-	-	-	(150)
Issuance of new stock	10,785	11	189,512	-	-	-	189,523
Stock option compensation expense	-	-	182	-	-	-	182
Shares issued on exercise of stock options and warrants	2,446	2	9,099	-	-	-	9,101
Amortization expense in connection with restricted stock	96	-	250	-	-	-	250
Tax benefit of stock option exercises	-	-	2,380	-	-	-	2,380
Net Income	-	-	-	32,501	-	-	32,501
Balance at December 31, 2006	56,227	57	468,881	(2,814)	-	(667)	465,457
Issuance of common stock related to acquisitions	50	-	1,042	-	-	-	1,042
Warrants issued to non-employees related to acquisitions	-	-	5,886	-	-	-	5,886
Shares issued on exercise of stock options	1,010	1	3,574	-	-	-	3,,575
Stock option compensation expense	-	-	135	-	-	-	135
Tax benefit of stock option exercises	-	-	1,238	-	-	-	1,238
Amortization expense in connection with restricted stock	43	-	1,476	-	-	-	1,476
Expenses related to common stock issuance	-	-	(184)	-	-	-	(184)
Net cost of hedge on convertible notes	-	-	(12,107)	-	-	-	(12,107)
Comprehensive income:	-	-	-	-	-	-	-
Net income	-	-	-	63,755	-	-	63,755
Change in fair value of cash flow hedge	-	-	-	-	(273)	-	(273)
Change in fair value of securities	-	-	-	-	(2,080)	-	(2,080)
Total comprehensive income	-	-	-	-	-	-	61,402
Balance at December 31, 2007	57,330	$58	$469,941	$60,941	$(2,353)	$(667)	$527,920
Issuance of common stock related to acquisitions	12	-	173	-	-	-	173
Warrants issued to non-employees related to acquisitions	-	-	133	-	-	-	133
Shares issued on exercise of stock options	1,199	-	2,307	-	-	-	2,307
Shares issued on vesting of restricted stock	194	-	-	-	-	-	-
Shares issued for earn-out on acquisition	144	-	1,877	-	-	-	1,877
Stock option compensation expense	-	-	135	-	-	-	135
Tax benefit of stock option exercises	-	-	8,248	-	-	-	8,248
Amortization expense in connection with restricted stock	-	-	9,122	-	-	-	9,122
Shares repurchased on vesting of restricted stock and exercise of stock options	(458)	-	-	-	-	(3,192)	(3,192)
Shares repurchased on open market	(265)	-	-	-	-	(1,823)	(1,823)
Comprehensive income:
Net Income	-	-	-	70,153	-	-	70,153
Change in fair value of cash flow hedge, net of tax	-	-	-	-	182	-	182
Change in fair value of securities, net of tax	-	-	-	-	(1,709)	-	(1,709)
Total comprehensive income	-	-	-	-	-	-	68,626
Balance at December 31, 2008	58,156	$58	$491,936	$131,094	$(3,880)	$(5,682)	$613,526

See accompanying notes to consolidated financial statements.

Iconix Brand Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (in thousands)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income	$70,153	$63,755	$32,501
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation of property and equipment	858	225	210
Amortization of trademarks and other intangibles	7,261	5,572	2,153
Amortization of deferred financing costs	1,752	1,292	792
Amortization of convertible note discount	1,886	683	-
Amortization of restricted stock grants	9,122	1,688	250
Stock option compensation	135	135	182
Non-cash settlement of a dispute	-	(3,008)	(150)
Gain on sale of trademarks	(2,625)	—	—
Gain on sale of 50% interest of subsidiary	(4,740)	-	-
Allowance for doubtful accounts	1,879	2,280	1,373
Loss on equity investment in joint venture	528	—	—
Deferred income tax provision	29,593	26,772	2,589
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(17,175)	(22,149)	(6,095)
Prepaid advertising and other	(9,978)	(1,396)	21
Other assets	502	(933)	(3,700)
Deferred revenue	(112)	4,998	(3,138)
Accounts payable and accrued expenses	204	3,773	2,343
Net cash provided by operating activities	89,243	83,687	29,331
Cash flows used in investing activities:
Purchases of property and equipment	(6,281)	(134)	(739)
Acquisition of Mudd	-	-	(46,728)
Acquisition of London Fog Trademarks	-	-	(31,034)
Acquisition of Mossimo, net of cash acquired	-	-	(85,438)
Acquisition of Ocean Pacific	-	-	(10,491)
Acquisition of Danskin	-	(71,302)	-
Acquisition of Rocawear	(1,123)	(206,057)	-
Acquisition of Pillowtex	(5,001)	(233,781)	-
Acquisition of Starter	-	(60,319)	-
Acquisition of Artful Dodger	-	(13,358)	-
Acquisition of Waverly	(27,619)	-	-
Investment in joint venture	(2,000)	-	-
Payment of accrued expenses related to acquisitions	(1,630)	-	-
Collection of promissory note	1,000	-	-
Purchase of trademarks	(1,420)	(215)	(2,328)
Purchase of marketable securities	-	(196,400)	-
Sale of marketable securities	-	183,400	-
Net cash used in investing activities	(44,074)	(598,166)	(176,758)
Cash flows (used in) provided by financing activities:
Proceeds from long-term debt	-	553,531	168,000
Proceeds from the sale of warrants	-	37,491	-
Payment for purchase of convertible note hedge	-	(76,303)	-
Proceeds from exercise of stock options and warrants	2,307	3,573	9,101
Payment of long-term debt	(36,015)	(20,100)	(148,545)
Proceeds from common stock issuance, net	-	-	189,523
Proceeds from payment of promissory note	-	399
Payment of expenses related to common stock issuance	-	(184)	-
Deferred financing costs	(6)	(6,207)	(550)
Excess tax benefit from share-based payment arrangements	8,247	1,238	2,380
Shares repurchased on vesting of restricted stock	(3,192)	-	-
Shares repurchased on open market	(1,823)	-	-
Restricted cash - current	4,329	(937)	174
Restricted cash - non-current	(680)	(3,527)	(6,677)
Net cash (used in) provided by financing activities	(26,833)	488,974	213,406
Net increase (decrease) in cash and cash equivalents	18,336	(25,505)	65,979
Cash and cash equivalents, beginning of year	48,067	73,572	7,593
Cash and cash equivalents, end of year	$66,403	$48,067	$73,572
Balance of restricted cash - current	876	5,205	4,268
Total cash and cash equivalents including current restricted cash, end of year	$67,279	$53,272	$77,840

See accompanying notes to consolidated financial statements.

Supplemental disclosure of cash flow information:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006
Cash paid during the year:
Income taxes	$5,685	$1,697	$-
Interest	$30,843	$27,820	$12,989

Supplemental disclosures of non-cash investing and financing activities:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006
Acquisitions:
Common stock issued	$2,050	$1,042	$122,501
Warrants issued - acquisition cost	$133	$5,886	$8,273
Liabilities assumed	$-	$8,152	$51,871

See accompanying notes to consolidated financial statements.

Iconix Brand Group, Inc and Subsidiaries
Notes to Consolidated Financial Statements
Information as of and for the Years Ended December 31, 2008, 2007 and 2006
(dollars are in thousands (unless otherwise noted), except per share data)

The Company

Iconix Brand Group, Inc (the “Company”) is in the business of licensing and marketing intellectual property. The Company currently owns seventeen brands, Candie's®, Bongo®, Badgley Mischka®, Joe Boxer®, Rampage®, Mudd®, London Fog®, Mossimo®, Ocean Pacific/OP®, Danskin®, Rocawear®, Cannon®, Royal Velvet®, Fieldcrest®, Charisma®, Starter®, and Waverly®, which it licenses to third parties for use in connection with a variety of apparel, fashion accessories, footwear, beauty and fragrance, and home products and decor. In addition, the Artful Dodger™ brand is owned by Scion LLC (“Scion”), a joint venture in which the Company has a 50% investment (see Note 3). Furthermore, the Company also arranges through its wholly-owned subsidiary Bright Star Footwear, Inc. ("Bright Star") for the manufacture of footwear products for mass market and discount retailers under the private label brand of the retailer.

The Company's business strategy, as a licensing and marketing company, is to maximize the value of its intellectual property by entering into strategic licenses with partners who have been selected based upon the Company's belief that they will be able to produce and sell quality products in the categories of their specific expertise. This licensing strategy is designed to permit the Company to operate its licensing business with minimal working capital, no inventory, production or distribution costs or risks, and utilizing only a small group of core employees. Further, the Company also seeks to monetize its trademarks internationally through licenses, partnerships, and other arrangements, such as joint ventures.

1. Summary of Significant Accounting Policies

Principles of consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and, in accordance with Financial Accounting Standards Board (“FASB”) No. 46, “Consolidation of Variable Interest Entities- revised” (“FIN 46R”), the Company consolidates a joint venture in which it is the primary beneficiary. The Company uses the equity method of accounting to account for those investments and joint ventures which are not required to be consolidated under FIN 46R.  All significant intercompany transactions and balances have been eliminated in consolidation.

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

For the period January 1, 2006 through December 31, 2008, the Company completed nine acquisitions. Note 2 to the financial statements contains a more comprehensive discussion of the Company's 2008 acquisition. The acquisitions and the acquisition dates are as follows:

Acquisitions	Acquisition date

Mudd	April 11, 2006
London Fog Trademark	August 28, 2006
Mossimo	October 31, 2006
Ocean Pacific	November 6, 2006
Danskin	March 10, 2007
Rocawear	March 30, 2007
Official-Pillowtex brands (Cannon, Royal Velvet, Fieldcrest, and Charisma)	October 3, 2007
Starter	December 17, 2007
Waverly	October 3, 2008

In addition, on November 7, 2007, Scion a joint venture in which the Company has a 50% investment, acquired the Artful Dodger brand. See Note 3.

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

Cash

Cash consists of short-term, highly liquid financial instruments with insignificant interest rate risk that are readily convertible to cash and have maturities of three months or less from the date of purchase.

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

As of December 31, 2008, the Company held auction rate securities with a face value of $13.0 million and a fair value of $7.5 million. Although these auction rate securities continue to pay interest according to their stated terms and are backed by insurance, during the years ended December 31, 2008 and 2007 the Company recorded an unrealized pre-tax loss of $3.4 million and $2.1 million, respectively, in other comprehensive loss as a reduction to stockholders’ equity to reflect a temporary decline in the fair value of the marketable securities reflecting failed auctions due to sell orders exceeding buy orders. The Company believes the decrease in fair value is temporary due to general macroeconomic market conditions, and interest is being paid in full as scheduled.  Further, the Company has the ability to hold the securities until an anticipated full redemption, and the Company has no reason to believe that any of the underlying issuers of these auction rate securities or its third-party insurer are presently at risk of default. These funds will not be available to the Company until a successful auction occurs or a buyer is found outside the auction process. As these instruments have failed to auction and may not auction successfully in the near future, the Company has classified its marketable securities as non-current.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of temporary cash investments and accounts receivable. The Company places its cash and cash equivalents in investment-grade, short-term debt instruments with high quality financial institutions. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from our customers. The allowance for non-collection of accounts receivable is based upon the expected collectability of all accounts receivable.

For the year ended December 31, 2008 (“2008), two licensees accounted for 11% and 11%, respectively, of the Company’s revenue, compared to one licensee which accounted for 14% of the Company's revenue for the year ended December 31, 2007 (“2007”), compared to two licensees which accounted for 24% and 14% of the Company’s revenue for the year ended December 31, 2006 (“2006”).

Accounts Receivable

Accounts receivable are reported at amounts the Company expects to be collected, net of allowance for doubtful accounts, based on the Company’s ongoing discussions with its licensees, and evaluation of each licensee’s payment history and account aging.  For the years ended December 31, 2008 and 2007, the Company’s allowance for doubtful accounts was $0.5 million and $3.5 million, respectively.

For 2008, one licensee accounted for 10% of the Company’s accounts receivable, compared to one licensee which accounted for 17% of the Company's accounts receivable for 2007.

Derivatives

The Company’s primary objective for holding derivative financial instruments is to manage interest rates risks. The Company does not use financial instruments for trading or other speculative purposes. The Company uses derivative financial instruments to hedge the variability of anticipated cash flows of a forecasted transaction (a “cash flow hedge”). The Company’s strategy related to derivative financial instruments has been to use interest rate caps to effectively convert a portion of outstanding variable-rate debt to fixed-rate debt to take advantage of lower interest rates.

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

Restricted Stock

Compensation cost for restricted stock is measured using the quoted market price of the Company’s common stock at the date the common stock is issued. The compensation cost is recognized over the period between the issue date and the date any restrictions lapse.

Stock-Based Compensation

Stock-based compensation expense, in accordance with SFAS No. 123(R), “Share-Based Payment”, is calculated using the Black-Scholes valuation model based on awards ultimately expected to vest, reduced for estimated forfeitures, and expensed on a straight-line basis over the requisite service period of the grant.  Forfeitures are estimated at the time of grant based on the Company’s historical forfeiture experience and will be revised in subsequent periods if actual forfeitures differ from those estimates.  The Company will use alternative models if grants have characteristics that cannot be reasonably estimated using this model.

Treasury Stock

Treasury stock is recorded at acquisition cost. Gains and losses on disposition are recorded as increases or decreases to additional paid-in capital with losses in excess of previously recorded gains charged directly to retained earnings.

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

Impairment of Long-Lived Assets

If circumstances mandate, the Company evaluates the recoverability of its long-lived assets, other than goodwill and other indefinite life intangibles (discussed below), by comparing estimated future undiscounted cash flows with the assets' carrying value to determine whether a write-down to market value, based on discounted cash flow, is necessary.

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

The changes in the carrying amount of goodwill for the years ended December 31, 2008 and 2007 are as follows:

	2008	2007
Beginning balance	$128,898	$93,593
Acquisitions	914	30,875
Net adjustments to purchase price of prior period acquisitions	14,913	4,520
Ending balance	$144,725	$128,988

In allocating the purchase price of the Company’s 2008 acquisition of the Waverly brand (see Note 2), $0.9 million was allocated to goodwill.  During 2008, in accordance with the terms of the acquisition of Rocawear, the former owners of Rocawear earned $6.8 million in contingent consideration as a result of the brand achieving specific performance thresholds.  Also during 2008, in accordance with the terms of the acquisition of the Official-Pillowtex brands, the former owners of the Official-Pillowtex brands earned $6.7 million in contingent consideration as a result of the brands achieving specific performance thresholds.

During 2007, $0.9 million, $2.1 million, $23.0 million, and $1.8 million were allocated to goodwill for the acquisitions of Danskin, Rocawear, the Official-Pillowtex brands, and Starter, respectively.  Further, in accordance with the terms of the acquisition of Rocawear, the former owners of Rocawear earned $3.0 million in contingent consideration as a result of meeting specific performance thresholds.

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

Revenue Recognition

The Company has entered into various trade name license agreements that provide revenues based on minimum royalties and additional revenues based on a percentage of defined sales. Minimum royalty revenue is recognized on a straight-line basis over each period, as defined, in each license agreement. Royalties exceeding the defined minimum amounts are recognized as income during the period corresponding to the licensee's sales. Revenue is not recognized unless collectibility is reasonably assured.

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

The Company adopted FIN 48 beginning January 1, 2007. The implementation of FIN 48 did not have a significant impact on the Company’s financial position or results of operations. At December 31, 2008, the total unrecognized tax benefit was approximately $1.2 million. However, the liability is not recognized for accounting purposes because the related deferred tax asset has been fully reserved in prior years. The Company is continuing its practice of recognizing interest and penalties related to income tax matters in income tax expense. There was no accrual for interest and penalties related to uncertain tax positions for the year ended December 31, 2008. The Company files federal and state tax returns and is generally no longer subject to tax examinations for fiscal years prior to 2003.

(000’s omitted)	2008	2007
Uncertain tax positions at January 1	$1,100	$780
Increases during the year	80	320
Decreases during the year	-	-
Uncertain tax positions at December 31	1,180	1,100

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported for long-term debt approximates fair value because, in general, the interest on the underlying instruments fluctuates with market rates. In instances where long-term debt carries fixed interest rates, the obligation is recorded at the present value of the future payments, which approximates fair value.

See Note 4 for more information on the fair values of the Company’s marketable securities and cash flow hedge.

Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options, warrants and restricted stock. The difference between reported basic and diluted weighted-average common shares results from the assumption that all dilutive stock options, warrants, convertible debt and restricted stock outstanding were exercised into common stock.

Advertising Campaign Costs

All costs associated with production for the Company’s national advertising campaigns are expensed during the periods when the activities take place. All other advertising costs such as print and online media are expensed when the advertisement occurs. Advertising expenses for 2008, 2007, and 2006 amounted to $21.9 million $14.5 million, and $7.9 million, respectively.

New Accounting Standards

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which requires an acquirer to do the following: expense acquisition related costs as incurred; to record contingent consideration at fair value at the acquisition date with subsequent changes in fair value to be recognized in the income statement; and any adjustments to the purchase price allocation are to be recognized as a period cost in the income statement. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier application is prohibited. At the date of adoption, SFAS 141R is expected to have a material impact on the Company’s results of operations and its financial position for future acquisitions due to the Company’s acquisition strategy.

In December, 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” This statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective prospectively, except for certain retrospective disclosure requirements, for fiscal years beginning after December 15, 2008.  This statement will have no impact on the Company’s financial statements as there are currently no minority interests.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133," which changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

In May 2008, the FASB issued FASB Staff Position (“FSP”) No. APB 14-1, or FSP 14-1, “Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion.” FSP 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. FSP 14-1 will significantly affect the accounting for instruments commonly referred to as Instruments B and C in EITF No. 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion,” which is nullified by FSP 14-1, and any other convertible debt instruments that require or permit settlement in any combination of cash and shares at the issuer’s option, such as those sometimes referred to as “Instrument X.” FSP 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company is required to adopt the pronouncement in its first quarter of fiscal 2009. FSP 14-1 is required to be applied retrospectively to all periods presented.   See Note 6 for an evaluation of the impact this will have on the Company’s consolidated income statements.

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008.  Management is evaluating the impact adopting this Staff Position will have on the Company’s results of operations and financial position.

Presentation of Prior Year Data

Certain reclassifications have been made to conform prior year data to the current presentation.

2.  Acquisition of Waverly and Unaudited Pro-formas

On October 3, 2008, the Company completed its acquisition of the Waverly trademarks from Nexcen Brands, Inc.  Founded in 1923, Waverly is a premier home fashion and lifestyle brand. The brand is sold through better department and specialty stores. In connection with the acquisition, the Company acquired Nexcen Brands, Inc.'s direct-to-retail licenses for Waverly Home with Target Corporation and Waverly Home Classics with Lowe’s Companies.

The purchase price paid to the sellers for the acquisition was $26.0 million in cash.

(000's omitted except share and warrant information)
Cash paid at closing to sellers		$26,000
Fair value of 12,500 shares of $.001 par value common stock, at $13.87 fair market value per share issued as a cost of the acquisition	$173
Fair value of 20,000 warrants ($13.87 exercise price) issued as a cost of the acquisition	133
Total equity consideration		306
Other costs of the acquisition		2,708
Total		$29,014

The purchase price was initially allocated to the estimated fair value of the assets acquired as follows:

(000's omitted)
Trademarks	$27,000
License agreements	1,100
Goodwill	914
Total allocated purchase price	$29,014

The Waverly trademark has been determined by management to have an indefinite useful life and accordingly, consistent with SFAS 142, no amortization is being recorded in the Company's consolidated income statements. The licensing contracts are being amortized on a straight-line basis over the remaining contractual periods of approximately 1 to 9 years. The goodwill and trademarks are subject to a test for impairment on an annual basis. Any adjustments resulting from the finalization of the purchase price allocations will affect the amount assigned to goodwill. The $0.9 million of goodwill is deductible for income tax purposes.

The following unaudited pro-forma information presents a summary of the Company's consolidated results of operations as if the Mudd, Mossimo, Ocean Pacific, Danskin, Rocawear, Pillowtex, and Starter acquisitions and their related financings had occurred on January 1, 2006. They do not give effect to the Company’s November 2006 acquisition of the Ocean Pacific brand, August 2006 purchase of the London Fog trademarks, or the October 2008 acquisition of the Waverly brand, as such pro forma disclosure is not required with respect to such transactions under the rules and regulations of the Securities and Exchange Commission.  These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on January 1, 2006, or which may result in the future.

	Year ended	Year ended
	December 31,	December 31,
(000’s omitted, except per share information)	2007	2006
Licensing and other revenue	$207,295	$190,124
Operating income	$156,804	$123,416
Net Income	$77,379	$50,399

Basic earnings per common share	$1.36	$1.15
Diluted earnings per common share	$1.26	$1.02

3.  Investments in Joint Ventures

Scion LLC

Scion LLC (“Scion”) is a brand management and licensing company formed by the Company with Shawn “Jay-Z” Carter in March 2007 to buy, create and develop brands across a spectrum of consumer product categories. On November 7, 2007, Scion completed its first brand acquisition when its wholly-owned subsidiary purchased Artful Dodger, an exclusive, high end urban apparel brand for a purchase price of $15.0 million. Concurrent with the acquisition of Artful Dodger, Scion, through its wholly-owned subsidiary Artful Dodger Holdings LLC, entered into a license agreement covering all major apparel categories for the United States.

The brand has also been licensed to wholesale partners in Canada and Europe.

At inception, the Company determined that it would consolidate Scion since the Company effectively holds a 100% equity interest and is the primary beneficiary in the variable interest entity as defined by FIN 46R. The impact of consolidating the joint venture into the Company’s consolidated statement of income decreased net income by $0.1 million and increased net income by $0.1 million for 2008 and 2007, respectively.

At December 31, 2008, the impact of consolidating the joint venture on the Company’s consolidated balance sheet has increased current assets by $3.5 million, non-current assets by $15.3 million and current liabilities by $2.3 million.

On November 7, 2007 (the “AH Closing Date”), Artful Holdings LLC (“AH”), a wholly owned subsidiary of Scion, completed its acquisition of the intellectual property assets of Sovereign State LLC (“Sovereign”) associated with the Artful Dodger brand from Fashion Bureau Overseas NY, Inc. and Pan Mellowtex LLC, the principals of Sovereign. The purchase price of this acquisition was approximately $15.0 million, of which $13.5 million was paid in cash on the AH Closing Date, with $1.5 million deferred and payable upon the occurrence of certain events. The Artful Dodger trademark is estimated to have a useful life of 15 years. To finance this acquisition, the Company made available to AH an interest bearing senior secured term loan facility in the aggregate principal amount of $12 million pursuant to that certain Note and Security Agreement (as amended, restated or otherwise modified from time to time, referred to as the “AH Note”) executed by AH in favor of the Company on the AH Closing Date. The facility consists of two tranches, one in the principal amount of $10.5 million which was advanced to AH by the Company on the AH Closing Date, and the other in the principal amount of $1.5 million. The second tranche is available for borrowing by AH provided that no Event of Default (as defined in the AH Note) has occurred and is continuing at the time of such request. The obligations are guaranteed by Scion, the sole manager/member of AH, and are also guaranteed, in part, by a manager of Scion LLC. The issuance of the loan facility was a reconsideration event under FIN 46R; the Company once again determined that it was the primary beneficiary and continued to consolidate the joint venture. As of December 31, 2008, the Company’s equity at risk was approximately $16 million. The carrying value of the consolidated assets that are collateral for the variable interest entity’s obligations total $14.7 million comprised of a trademark. The assets of the Company are not available to the variable interest entity's creditors.

Iconix China

On September 5, 2008, the Company and Novel Fashions Holdings Limited (“Novel”) formed a 50/50 joint venture (“Iconix China”) to develop, exploit and market the Company's brands in the People’s Republic of China, Hong Kong, Macau and Taiwan (the “China Territory”). Pursuant to the terms of this transaction, the Company contributed to Iconix China substantially all rights to its brands in the China Territory and committed to contribute $5.0 million, and Novel committed to contribute $20 million.  Upon closing of the transaction, the Company contributed $2.0 million and Novel contributed $8.0 million.  The balance of the parties’ respective contributions are due in 2009 and 2010.

At inception, the Company determined, in accordance with FIN 46R, based on the corporate structure, voting rights and contributions of the Company and Novel, Iconix China is a variable interest entity and not subject to consolidation, as the Company is not the primary beneficiary of Iconix China.  The Company has recorded its investment under the equity method of accounting.

Upon formation of Iconix China, the Company recorded a non-cash gain of $2.6 million related to its contribution of its trademarks for the China Territory to this joint venture, which is included in licensing and other revenue.  The Company’s maximum exposure for this joint venture is $7.7 million.  At December 31, 2008, Iconix China’s balance sheet included approximately $8.3 million in current assets, $25.1 million in total assets, $1.2 million in current liabilities, and $1.2 million in total liabilities.  The consolidated statement of operations has approximately $0.1 million in revenue and $1.0 million in operating expenses.

During the year ended December 31, 2008, the Company recorded a loss of $0.5 million on its equity investment in the Iconix China joint venture.

Iconix Latin America

In December 2008, the Company contributed substantially all  rights to its brands in Mexico, Central America, South America, and the Caribbean (the “Latin America Territory”) to Iconix Latin America LLC (“Iconix Latin America”), a newly formed wholly-owned subsidiary.  On December 29, 2008, New Brands America LLC (“New Brands”), an affiliate of the Falic Group, purchased a 50% interest in Iconix Latin America, which will assist the Company in developing, exploiting, marketing and licensing the Company's brands in the Latin America Territory. Pursuant to the terms of this transaction, the Company has contributed substantially all rights to its brands in the Latin America Territory.  In consideration for its 50% interest in Iconix Latin America, New Brands agreed to pay $6 million to the Company.  New Brands paid $1.0 million upon closing of this transaction and has committed to pay an additional $5.0 million over the 30 month period following closing.  As of December 31, 2008, of this $4.7 million receivable, the current portion of $2.0 million (of which $0.5 million was paid in February 2009) is included in the consolidated balance sheet in accounts receivable and the long term portion of $2.7 million is included in Other assets – non-current.

Based on the corporate structure, voting rights and contributions of the Company and New Brands, Iconix Latin America is not considered a variable interest entity under FIN 46R, and, as such, is not subject to consolidation, as the Company is not the primary beneficiary of Iconix Latin America.  The Company has recorded its investment under the equity method of accounting.

The Company recorded a gain of $5.7 million related to New Brands purchase of 50% of Iconix Latin America, which is included in licensing and other revenue.

4.  Fair Value Measurements

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

To determine the fair value of certain financial instruments, the Company relies on Level 2 inputs generated by market transactions of similar instruments where available, and Level 3 inputs using an income approach when Level 1 and Level 2 inputs are not available. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and financial liabilities and their placement within the fair value hierarchy. The following table summarizes the instruments measured at fair value at December 31, 2008:

Carrying Amount as of
December 31, 2008				Valuation
(000's omitted)	Level 1	Level 2	Level 3	Technique
Marketable Securities	$-	$-	$7,522	(B)
Cash Flow Hedge	-	1	-	(A)

In accordance with the provisions of FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, the Company has elected to defer implementation of SFAS No. 157 as it relates to its non-financial assets and non-financial liabilities until January 1, 2009 and is evaluating the impact, if any, this standard will have on its financial statements.

Under SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), entities are permitted to choose to measure many financial instruments and certain other items at fair value.  The Company did not elect the fair value measurement option under SFAS No. 159 for any of its financial assets or liabilities.

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

As of December 31, 2008 and 2007, the Company held auction rate securities with a face value of $13.0 million and a fair value of $7.5 million and $10.9 million, respectively.  The Company estimated the fair value of its auction rate securities using a discounted cash flow model where the Company used the expected rate of interest to be received.  Although these auction rate securities continue to pay interest according to their stated terms and are backed by insurance, during the year ended December 31, 2008 and 2007 the Company recorded an unrealized pre-tax loss of $3.4 million and $2.1 million, respectively, in other comprehensive loss as a reduction to stockholders’ equity to reflect a temporary decline in the fair value of the marketable securities reflecting failed auctions due to sell orders exceeding buy orders. The Company believes the decrease in fair value is temporary due to general macroeconomic market conditions, and interest is being paid in full as scheduled.  Further, the Company has the ability to hold the securities until an anticipated full redemption, and the Company has no reason to believe that any of the underlying issuers of these auction rate securities or its third-party insurer are presently at risk of default. These funds will not be available to the Company until a successful auction occurs or a buyer is found outside the auction process. As these instruments have failed to auction and may not auction successfully in the near future, the Company has classified its marketable securities as non-current. The following table summarizes the activity for the period:

Description (000's omitted)	Auction Rate Securities
Balance at January 1, 2008	$10,920
Additions	-
Gains (losses) reported in earnings	-
Gains (losses) reported in other comprehensive income (loss)	(3,398)
Balance at December 31, 2008	$7,522

Cash Flow Hedge

On July 26, 2007, the Company purchased a hedge instrument from Lehman Brothers Special Financing Inc. (“LBSF”) to mitigate the cash flow risk of rising interest rates on the Term Loan Facility (see Note 6 for a description of this credit agreement). This hedge instrument caps the Company’s exposure to rising interest rates at 6.00% for LIBOR for 50% of the forecasted outstanding balance of the Term Loan Facility (“Interest Rate Cap”). Based on management’s assessment, the Interest Rate Cap qualifies for hedge accounting under SFAS 133 “Accounting for Derivative Instruments and Hedging Transactions”. On a quarterly basis, the value of the hedge is adjusted to reflect its current fair value, with any adjustment flowing through other comprehensive income. The fair value of this instrument is obtained by comparing the characteristics of this cash flow hedge with similarly traded instruments, and is therefore classified as Level 2 in the fair value hierarchy. At December 31, 2008, the fair value of the Interest Rate Cap was $1,000, resulting in an other comprehensive loss of $54,000 for 2008, which is reflected in the Consolidated Balance Sheet and Statement of Stockholders’ Equity, respectively. On October 3, 2008, LBSF filed a petition for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. The Company currently believes that the LBSF bankruptcy filing and its potential impact on LBSF will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

5.  Trademarks and Other Intangibles, net

Trademarks and other intangibles, net consist of the following:

		December 31, 2008		December 31, 2007

	Estimated	Gross		Gross
	Lives in	Carrying	Accumulated	Carrying	Accumulated
(000's omitted)	Years	Amount	Amortization	Amount	Amortization

Indefinite life trademarks	indefinite	$1,035,791	$9,498	$1,007,625	$9,498
Definite life trademarks	10-15	19,152	2,252	18,897	856
Non-compete agreements	2-15	10,075	6,098	10,075	4,585
Licensing agreements	1-9	22,193	9,136	21,093	4,897
Domain names	5	570	337	570	223
		$1,087,781	$27,321	$1,058,260	$20,059

Amortization expense for intangible assets was $7.3 million, $5.6 million, and $2.2 million for fiscal 2008, fiscal 2007, and fiscal 2006, respectively. The trademarks of Joe Boxer, Rampage, Mudd, London Fog, Mossimo, Ocean Pacific, Danskin, Rocawear, Cannon, Royal Velvet, Fieldcrest, Charisma, Starter and Waverly have been determined to have an indefinite useful life and accordingly, consistent with SFAS 142, no amortization will be recorded in the Company's consolidated income statements. Instead, each of these intangible assets will be tested for impairment at least annually on an individual basis as separate single units of accounting, with any related impairment charge recorded to the statement of operations at the time of determining such impairment.  Similarly, consistent with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, there was no impairment of the definite-lived trademarks.  Amortization expense for intangible assets subject to amortization for each of the years in the five-year period ending December 31, 2013 are estimated to be $7.0 million, $6.7 million, $5.0 million, $2.9 million, and $2.8 million, respectively.

6.  Debt Arrangements

The Company's debt is comprised of the following:

	December 31,	December 31,
(000’s omitted)	2008	2007
Convertible Senior Subordinated Notes	$283,437	$281,714
Term Loan Facility	255,307	270,751
Asset-Backed Notes	117,097	137,505
Sweet Note (Note 7)	12,186	12,186
Total Debt	$668,027	$702,156

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

Pursuant to Emerging Issues Task Force (“EITF”) 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion” (“EITF 90-19”), EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock” (“EITF 00-19”), and EITF 01-6, “The Meaning of Indexed to a Company's Own Stock” (“EITF 01-6”), the Convertible Notes are accounted for as convertible debt in the accompanying Condensed Consolidated Balance Sheet and the embedded conversion option in the Notes has not been accounted for as a separate derivative. For a discussion of the effects of the Convertible Notes and the Convertible Note Hedge and Sold Warrants discussed below on earnings per share, see Note 8.

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008.  Management is evaluating the impact adopting this Staff Position will have on the Company’s results of operations and financial position.

At December 31, 2008, the balance of the Convertible Notes was $283.4 million. The Convertible Notes do not provide for any financial covenants.

In connection with the sale of the Convertible Notes, the Company entered into hedges for the Convertible Notes (“Convertible Note Hedges”) with respect to its common stock with two entities, one of which was Lehman Brothers OTC Derivatives Inc. (“Lehman OTC” and together with the other counterparty, the “Counterparties”). Pursuant to the agreements governing these Convertible Note Hedges, the Company purchased call options (the “Purchased Call Options”) from the Counterparties covering up to approximately 10.4 million shares of the Company's common stock of which 40% were purchased from Lehman OTC. These Convertible Note Hedges are designed to offset the Company's exposure to potential dilution upon conversion of the Convertible Notes in the event that the market value per share of the Company's common stock at the time of exercise is greater than the strike price of the Purchased Call Options (which strike price corresponds to the initial conversion price of the Convertible Notes and is simultaneously subject to certain customary adjustments). On June 20, 2007, the Company paid an aggregate amount of approximately $76.3 million of the proceeds from the sale of the Convertible Notes for the Purchased Call Options, of which $26.7 million was included in the balance of deferred income tax assets at June 30, 2007 and is being recognized over the term of the Convertible Notes. As of December 31, 2008, the balance of deferred income tax assets related to this transaction was $18.7 million.

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

In May 2008 the FASB issued FASB Staff Position (“FSP”) APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlements)” (previously FSP APB 14-a) (“FSP APB 14-1”), which will change the accounting treatment for convertible securities that an issuer may settle fully or partially in cash. Under the final FSP, cash-settled convertible securities will be separated into their debt and equity components. The value assigned to the debt component will be the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature. As a result, the debt will be recorded at a discount to adjust its below-market coupon interest rate to the market coupon interest rate for the similar debt instrument without the conversion feature. The difference between the proceeds for the convertible debt and the amount reflected as the debt component represents the value of the conversion feature and will be recorded as additional paid-in capital. The debt will subsequently be accreted to its par value over its expected life, with an offsetting increase in interest expense on the income statement to reflect the market rate for the debt component at the date of issuance.

Beginning with the year ended December 31, 2009, and applied retrospectively to all past periods presented, the Company will be required to adopt the provisions of FSP APB 14-1 as they relate to the Convertible Notes. As compared to the current accounting for the Convertible Notes, adoption of the proposal will reduce long-term debt, increase stockholders’ equity, and reduce net income and earnings per share. Adoption of the proposal would not affect the Company's cash flows. The Company estimates that the impact of this change in accounting policy will be approximately $13.1 million of non-cash interest expense for the full year 2009 as compared to a $12.2 million of non-cash interest expense the Company would have incurred for the full year 2008 had APB 14-1 been adopted on January 1, 2008.

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

On October 3, 2007, in connection with the acquisition of Official-Pillowtex LLC, a Delaware limited liability company (“Official-Pillowtex”), with the proceeds of the Convertible Notes, the Company pledged to LCPI, for the benefit of the Lenders, 100% of the capital stock owned by the Company in Mossimo, Inc., a Delaware corporation (“MI”), and Pillowtex Holdings and Management Corporation, a Delaware corporation (“PHM”), each of which guaranteed the Company’s obligations under the Credit Agreement. Simultaneously with the acquisition of Official-Pillowtex, each of Mossimo Holdings LLC, a Delaware limited liability company (“Mossimo Holdings”), and Official-Pillowtex guaranteed the Company’s obligations under the Credit Agreement.  On September 10, 2008, PHM was converted into a Delaware limited liability company, Pillowtex Holdings and Management LLC (“PHMLLC”) and the Company’s membership interest in PHMLLC was pledged to LCPI in place of the capital stock of PHM.

On December 17, 2007, in connection with the acquisition of the Starter brand, the Company borrowed an additional $63.2 million pursuant to the Term Loan Facility (the “Additional Borrowing”). The net proceeds received by the Company from the Additional Borrowing were $60 million.

The Company may borrow an additional $36.8 million under the terms of the Term Loan Facility.

The guarantees under the Term Loan Facility are secured by a pledge to LCPI, for the benefit of the Lenders, of, among other things, the Ocean Pacific/OP, Danskin, Rocawear, Mossimo, Cannon, Royal Velvet, Fieldcrest, Charisma, Starter and Waverly trademarks and related intellectual property assets, license agreements and proceeds therefrom. Amounts outstanding under the Term Loan Facility bear interest, at the Company’s option, at the Eurodollar rate or the prime rate, plus an applicable margin of 2.25% or 1.25%, as the case may be, per annum. The Credit Agreement provides that the Company is required to repay the outstanding term loan in equal quarterly installments in annual aggregate amounts equal to 1.00% of the aggregate principal amount of the loans outstanding, subject to adjustment for prepayments, in addition to an annual payment equal to 50% of the excess cash flow from the subsidiaries subject to the Term Loan Facility, as described in the Credit Agreement, with any remaining unpaid principal balance to be due on April 30, 2013 (the “Loan Maturity Date”). Upon completion of the Convertible Notes offering, the Loan Maturity Date was accelerated to January 2, 2012. The Term Loan Facility can be prepaid, without penalty, at any time. On March 11, 2008, the Company paid to LCPI, for the benefit of the Lenders, $15.6 million, representing 50% of the excess cash flow from the subsidiaries subject to the Term Loan Facility for 2007. As a result of such payment, the Company is no longer required to pay the quarterly installments described above. The Term Loan Facility requires the Company to repay the principal amount of the term loan outstanding in an amount equal to 50% of the excess cash flow of the subsidiaries subject to the Term Loan Facility for the most recently completed fiscal year.. As of December 31, 2008, $38.9 million has been classified as Current portion of long-term debt, which represents 50% of the excess cash flow for 2008 of the subsidiaries subject to the Term Loan Facility.  This amount will be paid to LCPI, for the benefit of the Lenders, during the first quarter of 2009.   This amount is now included in the Current portion of long-term debt. The interest rate as of December 31, 2008 was 3.71%. For the year ended December 31, 2008, the effective interest rate of the Term Loan Facility was 5.90%.  At December 31, 2008, the balance of the Term Loan Facility was $255.3 million.  As of December 31, 2008, the Company was in compliance with all material covenants set forth in the Credit Agreement. The $272.5 million in proceeds from the Term Loan Facility were used by the Company as follows: $204.0 million was used to pay the cash portion of the initial consideration for the acquisition of the Rocawear brand; $2.1 million was used to pay the costs associated with the Rocawear acquisition; $60 million was used to pay the consideration for the acquisition of the Starter brand; and $3.9 million was used to pay costs associated with the Term Loan Facility. The costs of $3.9 million relating to the Term Loan Facility have been deferred and are being amortized over the life of the loan, using the effective interest method. As of December 31, 2008, the subsidiaries subject to the Term Loan Facility were Studio IP Holdings, SHM, OP Holdings, OPHM, Mossimo Holdings, MI,  Official-Pillowtex and PHMLLC (collectively, the “Term Loan Facility Subsidiaries”). As of December 31, 2008, the Term Loan Facility Subsidiaries, directly or indirectly, owned the following trademarks: Danskin, Rocawear, Starter, Ocean Pacific/OP, Mossimo, Cannon, Royal Velvet, Fieldcrest, Charisma and Waverly.

On July 26, 2007, the Company purchased a hedge instrument to mitigate the cash flow risk of rising interest rates on the Term Loan Facility. See Note 4 for further information.

Asset-Backed Notes

The financing for certain of the Company's acquisitions has been accomplished through private placements by its subsidiary, IP Holdings LLC ("IP Holdings") of asset-backed notes ("Asset-Backed Notes") secured by intellectual property assets (trade names, trademarks, license agreements and payments and proceeds with respect thereto relating to the Candie’s, Bongo, Joe Boxer, Rampage, Mudd and London Fog brands) of IP Holdings. At December 31, 2008, the balance of the Asset-Backed Notes was $117.1 million.

Cash on hand in the bank account of IP Holdings is restricted at any point in time up to the amount of the next debt principal and interest payment required under the Asset-Backed Notes. Accordingly, $0.9 million and $5.2 million as of December 31, 2008 and December 31, 2007, respectively, have been disclosed as restricted cash within the Company's Current assets. Further, in connection with IP Holdings' issuance of Asset-Backed Notes, a reserve account has been established and the funds on deposit in such account will be applied to the final principal payment with respect to the Asset-Backed Notes. Accordingly, $15.9 million and $15.2 million as of December 31, 2008 and December 31, 2007, respectively, have been disclosed as restricted cash within Other assets on the Company's balance sheets.

Interest rates and terms on the outstanding principal amount of the Asset-Backed Notes as of December 31, 2008 are as follows: $40.6 million principal amount bears interest at a fixed interest rate of 8.45% with a six year term, $18.0 million principal amount bears interest at a fixed rate of 8.12% with a six year term, and $58.5 million principal amount bears interest at a fixed rate of 8.99% with a six and a half year term. The Asset-Backed Notes have no financial covenants by which the Company or its subsidiaries need comply. The aggregate principal amount of the Asset-Backed Notes will be fully paid by February 22, 2013.

Neither the Company nor any of its subsidiaries (other than IP Holdings) is obligated to make any payment with respect to the Asset-Backed Notes, and the assets of the Company and its subsidiaries (other than IP Holdings) are not available to IP Holdings' creditors. The assets of IP Holdings are not available to the creditors of the Company or its subsidiaries (other than IP Holdings).

Sweet Note

On April 23, 2002, the Company acquired the remaining 50% interest in Unzipped (see Note 9) from Sweet Sportswear, LLC (“Sweet”) for a purchase price comprised of 3,000,000 shares of its common stock and $11.0 million in debt, which was evidenced by the Company’s issuance of the 8% Senior Subordinated Note due in 2012 (“Sweet Note”). Prior to August 5, 2004, Unzipped was managed by Sweet pursuant to the Management Agreement (as defined in Note 9), which obligated Sweet to manage the operations of Unzipped in return for, commencing in fiscal 2003, an annual management fee based upon certain specified percentages of net income achieved by Unzipped during the three- year term of the agreement. In addition, Sweet guaranteed that the net income, as defined in the agreement, of Unzipped would be no less than $1.7 million for each year during the term, commencing with fiscal 2003. In the event that the guarantee was not met for a particular year, Sweet was obligated under the Management Agreement to pay the Company the difference between the actual net income of Unzipped, as defined, for such year and the guaranteed $1.7 million. That payment, referred to as the shortfall payment, could be offset against the amounts due under the Sweet Note at the option of either the Company or Sweet. As a result of such offsets, the balance of the Sweet Note was reduced by the Company to $3.1 million as of December 31, 2006 and $3.0 million as of December 31, 2005 and was reflected in Long- term debt. This note bears interest, which was accrued for during the year ended December 31 2008, at the rate of 8% per year and matures in April 2012.

In November 2007, the Company received a signed judgment related to the Sweet Sportswear/Unzipped litigation. See Note 11.

The judgment stated that the Sweet Note (originally $11.0 million when issued by the Company upon the acquisition of Unzipped from Sweet in 2002) should total approximately $12.2 million as of December 31, 2007. The recorded balance of the Sweet Note, prior to any adjustments related to the judgment was approximately $3.2 million. The Company increased the Sweet Note by approximately $6.2 million and recorded the expense as a special charge. The Company further increased the Sweet Note by approximately $2.8 million to record the related interest and included the charge in interest expense. The Sweet Note as of December 31, 2008 is approximately $12.2 million and included in the current portion of long-term debt.

In addition, in November 2007 the Company was awarded a judgment of approximately $12.2 million for claims made by it against Hubert Guez and Apparel Distribution Services, Inc. As a result, the Company recorded a receivable of approximately $12.2 million and recorded the benefit in special charges during the year ended December 31, 2007. This receivable is included in Other assets - non-current and bears interest, which was accrued for during the year ended December 31, 2008, at the rate of 8% per year.

Debt Maturities

The Company’s debt maturities on a calendar year basis are as follows:

(000’s omitted)	Total	2009	2010	2011	2012	2013
Convertible Notes	$283,437	$-	$-	$-	$283,437	$-
Term Loan Facility	255,307	38,946	-	-	216,361	-
Asset-Backed Notes	117,097	22,231	24,216	26,380	33,468	10,802
Sweet Note	12,186	12,186	-	-	-	-
Total Debt	$668,027	$73,363	24,216	26,380	533,266	10,802

The fair value of the Company's debt is estimated based on recent trades for the Company's publicly traded debt and market prices for similar issues for the Company's private debt. The fair value of the Company's debt as of December 31, 2008 and December 31, 2007 was estimated to be approximately $534.1 million and $702.2 million, respectively.

7. Stockholders’ Equity

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

The Company’s has estimated its forfeiture rate at 0%.  The options that the Company granted under its plans expire at various times, either five, seven or ten years from the date of grant, depending on the particular grant.

Summaries of the Company's stock options, warrants and performance related options activity, and related information for the year ended December 31, 2008 are as follows:

Options	Weighted-Average
	Options	Exercise Price

Outstanding January 1, 2006	7,506,625	$4.31
Granted	43,000	16.99
Canceled/Forfeited	(17,750)	2.28
Exercised	(1,762,243)	4.55
Expired	-)	-
Outstanding December 31, 2006	5,769,632	$4.35
Granted	-	-
Canceled/Forfeited	(12,000)	16.80
Exercised	(651,089)	5.02
Expired	-	-
Outstanding December 31, 2007	5,106,543	$4.23
Granted	-	-
Canceled/Forfeited	(12,000)	16.96
Exercised	(1,199,405)	3.92
Expired	-	-
Outstanding December 31, 2008	3,895,138	$4.29
Exercisable at December 31, 2008	3,895,138	$4.29

The weighted average contractual term (in years) of options outstanding as of December 31, 2008, 2007, and 2006, were 4.66, 5.57, and 6.00 respectively. The weighted average contractual term (in years) of options exercisable as of December 31, 2008, 2007, and 2006, were 4.66, 5.54, and 5.97 respectively.

The total fair value of options vested during the years ended December 31, 2008, 2007 and 2006, was $0 million, $0.1 million, and $0.2 million, respectively.

Cash received from option exercise under all share-based payment arrangements for the years ended December 31, 2008, 2007 and 2006 was $2.3 million, $3.2 million, and $4.0 million respectively. A tax benefit of approximately $8.2 million and $1.2 million for the years ended December 31, 2008 and 2007, respectively, were share-based payment arrangements.

The aggregate intrinsic value is calculated as the difference between the market price of the Company’s common stock as of December 31, 2008 and the exercise price of the underlying options. At December 31, 2008, 2007, and 2006, the aggregate intrinsic value of options exercised was $7.0 million, $9.5 million, and $40.9 million, respectively. At December 31, 2008, 2007, and 2006, the aggregate intrinsic value of options exercisable was $21.4 million, $77.4 million, and $84.9 million, respectively. In addition, the aggregate intrinsic value of options outstanding was $21.4 million, $78.8 million, and $86.8 million at December 31, 2008, 2007, and 2006, respectively.

Warrants

	Weighted-Average
	Warrants	Exercise Price

Outstanding January 1, 2006	1,275,000	$6.56
Granted	654,110	11.53
Canceled	-	-
Exercised	(1,129,935)	6.29
Expired	-	-
Outstanding December 31, 2006	799,175	$11.02
Granted	436,668	21.38
Canceled	-	-
Exercised	(968,943)	11.34
Expired	-	-
Outstanding December 31, 2007	266,900	$16.76
Granted	20,000	6.65
Canceled	-	-
Exercised	-	-
Expired	-	-
Outstanding December 31, 2008	286,900	$16.99
Exercisable at December 31, 2008	286,900	$16.99

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

The weighted average contractual term (in years) of warrants outstanding as of December 31, 2008, 2007 and 2006 were 6.97, 7.39 and 8.87, respectively. The weighted average contractual term (in years) of warrants exercisable as of December 31, 2008, 2007 and 2006 were 6.97, 7.39 and 8.83, respectively.

The fair value of warrants vested during the years ended December 31, 2008, 2007 and 2006 were $0.1 million, $5.9 million and $8.3 million, respectively.

Cash received from warrants exercised under all share-based payment arrangements for the years ended December 31, 2008, 2007 and 2006 was $0, $0.4 million and $5.1 million, respectively.

Performance Related Options

Weighted-Average
	Performance Related Options	Exercise Price

Outstanding January 1, 2006	1,200,000	$8.81
Granted	-	-
Canceled	(1,200,000)	8.81
Exercised	-	-
Expired	-	-
Outstanding December 31, 2006	-	$-
Granted	-	-
Canceled	-	-
Exercised	-	-
Expired	-	-
Outstanding December 31, 2007	-	$-
Granted	-	-
Canceled	-	-
Exercised	-	-
Expired	-	-
Outstanding December 31, 2008	-	$-

There were no performance related options outstanding for employees as of December 31, 2008, 2007 and 2006. No performance related options were exercisable as of December 31, 2008, 2007 and 2006.

At December 31, 2008, 2007, and 2006, the aggregate intrinsic value of performance related options outstanding was $0, $0 and $0 million, respectively. In addition, the aggregate intrinsic value of performance related options exercisable was $0, $0 and $0 as of December 31, 2008, 2007, and 2006, respectively.

At December 31, 2008, December 31, 2007, and December 31, 2006, exercisable stock options totaled 3,895,138, 5,021,875, and 5,646,964, and had weighted average exercise prices of $4.29, $4.18, and $4.27 per share, respectively.

At December 31, 2008, 75,965 common shares were reserved for issuance of stock options under the 2006 Stock Option Plan.   There were no common shares available for issuance under the 2002, 2001, and 2000 Stock Option Plans ..

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

The following tables summarize information about unvested restricted stock transactions (shares in thousands):

	2008		2007		2006
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested, January 1	144,127	$19.41	95,655	$17.46	-	$-
Granted	1,721,198	18.98	107,182	20.68	95,655	17.46
Vested	(272,563)	18.90	(53,308)	18.58	-	-
Forfeited/Canceled	(78,779)	20.31	(5,402)	18.51	-	-
Non-vested, December 31	1,513,983	18.96	144,127	19.41	95,655	17.46

The Company has awarded restricted shares of common stock to certain employees. The awards have restriction periods tied to employment and vest over a period of 2-5 years. The cost of the restricted stock awards, which is the fair market value on the date of grant net of estimated forfeitures, is expensed ratably over the vesting period. During fiscal 2008, 2007 and 2006, the Company awarded 1,721,198, 107,182 and 95,655 restricted shares, respectively, with a vesting period of 2-3 years and a fair market value of approximately $32.7 million, $2.2 million and $1.7 million. For the year ended December 31, 2008, 272,563 restricted stock grants had vested.

Unearned compensation expense related to restricted stock grants for fiscal 2008, fiscal 2007 and fiscal 2006 was approximately $9.1 million, $1.7 million and $0.3 million, respectively. An additional amount of $23.6 million is expected to be expensed evenly over a period of approximately 1-4 years.  During the years ended December 31, 2008, 2007, and 2006, the Company withheld shares valued at $3.2 million, $0, and $0, respectively, of its restricted common stock in connection with net share settlement of restricted stock grants and option exercises.

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

Stock Repurchase Program

On November 3, 2008, the Company announced that its Board of Directors authorized the repurchase of up to $75 million of the Company's common stock over a period of approximately three years. This authorization replaces any prior plan or authorization. The current plan does not obligate the Company to repurchase any specific number of shares and may be suspended at any time at management's discretion.  During the year ended December 31, 2008, the Company repurchased 258,200 shares for approximately $1.8 million.  No shares were repurchased by the Company during the years ended December 31, 2007 and 2006.

8.  Earnings Per Share

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

As of December 31, 2008, of the total potentially dilutive shares related to restricted stock-based awards, stock options and warrants, 1.9 million were anti-dilutive, compared to 0.1 million as of December 31, 2007 and none as of December 31, 2006.  As of December 31 2008, 0.2 million warrants to purchase common stock shares were anti-dilutive, all restricted stock-based awards were anti-dilutive, and 0.1 stock options were anti-dilutive.

As of December 31, 2008, of the performance related restricted stock-based awards issued in connection with the Company’s new employment agreement with its chairman, chief executive officer and president, 1.2 million of such awards (which is included in the total 1.9 million anti-dilutive stock-based awards described above) were anti-dilutive and therefore not included in this calculation.

Warrants issued in connection with the Company’s Convertible Notes financing were anti-dilutive and therefore not included in this calculation. Portions of the Convertible Notes that would be subject to conversion to common stock were anti-dilutive as of December 31, 2008 and therefore not included in this calculation.

A reconciliation of shares used in calculating basic and diluted earnings per share follows:

	For the Year Ended
(000's omitted)	December 31,
	2008	2007	2006
Basic	57,810	56,694	39,937
Effect of exercise of stock options	3,144	4,323	5,241
Effect of exercise of warrants	-	115	-
Effect of contingent common stock issuance	287	144	-
Effect of assumed vesting of restricted stock	7	150	96
	61,248	61,426	45,274

9. Unzipped Apparel, LLC (“Unzipped”)

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

On April 23, 2002, the Company acquired the remaining 50% interest in Unzipped from Sweet for a purchase price of three million shares of the Company's common stock and $11 million in debt evidenced by the Sweet Note. See Note 6. In connection with the acquisition of Unzipped, the Company filed a registration statement with the Securities and Exchange Commission ("SEC") for the three million shares of the Company's common stock issued to Sweet, which was declared effective by the SEC on July 29, 2003.

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

There were no transactions with these related parties during the years ended December 31, 2008 and 2007.

In November 2007, a judgment was entered in the Unzipped litigation, pursuant to which the $3.1 million in accounts payable to ADS/Azteca (previously shown as “accounts payable - subject to litigation”) was eliminated and recorded in the income statement as a benefit to the “expenses related to specific litigation”.

As a result of the judgment, in Fiscal 2007 the balance of the $11.0 million principal amount Sweet Note, originally issued by the Company upon the acquisition of Unzipped from Sweet in 2002, including interest, was increased from approximately $3.2 million to approximately $12.2 million as of December 31, 2007. Of this increase, approximately $6.2 million was attributed to the principal of the Sweet Note and the expense was recorded as an expense related to specific litigation. The remaining $2.8 million of the increase was attributed to related interest on the Sweet Note and recorded as interest expense. As of December 31, 2008, the full $12.2 million current balance of the Sweet Note and $0.7 million of accrued interest are included in the current portion of long term debt and accounts payable and accrued expenses, respectively.

In addition, in November 2007 the Company was awarded a judgment of approximately $12.2 million for claims made by it against Hubert Guez and ADS. As a result, the Company recorded a receivable of approximately $12.2 million and recorded the benefit in special charges for Fiscal 2007. As of December 31, 2008, this receivable and the associated accrued interest of $1.0 million for the year ended December 31, 2008 are included in other assets - non-current.

10.  Expenses Related to Specific Litigation

Expenses related to specific litigation consist of legal expenses and costs related to the Unzipped litigation. For the year ended December 31, 2008, Company recorded expenses related to specific litigation of $0.9 million; for the year ended December 31, 2007, the Company recorded a net benefit related to specific litigation of $6.0 million; and, for the year ended December 31, 2006, the Company recorded expenses related to specific litigation of $2.5 million. See Note 9 for information relating to Unzipped.

11.  Commitments and Contingencies

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

The Court adopted these preliminary rulings as final on November 16, 2007. On the same day, the Court entered judgment against Mr. Guez in the amount of $10,964,730 and ADS in the amount of $1,272,420, and against each of the Guez defendants with regard to each and every claim that they pursued in the litigation including, without limitation, ADS’s and Azteca’s unsuccessful efforts to recover against Unzipped any account balances claimed to be owed, totaling approximately $3.5 million including interest (collectively, the “Judgments”). In entering the Judgments, the Court upheld the jury’s verdict in favor of the Company relating to its write-down of the senior subordinated note due 2012, issued by the Company to Sweet in connection with the Company’s acquisition of Unzipped for Unzipped’s 2004 fiscal year. The monetary portion of the Judgments accrues interest at a rate of 10% per annum from the date of the Judgments’ entry. Also on November 16, 2007, the Court issued a Memorandum Order wherein it upheld an aggregate of approximately $6,800,000 of the jury’s verdicts against Sweet and Azteca, but declined to enter judgment against these entities since it had ordered a new trial with regard to certain other damage awards entered against these entities by the jury.

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

By final order dated October 31, 2008, the plaintiffs’ petition for attorneys’ fees was granted with respect to $7,663,456 of fees. The Court did not award any non-statutory costs.  On December 1, 2008, the Judgments were amended to include the $647,712.69 in statutory costs awarded by the Court on May 8, 2008, as well as $100,000 of the attorneys’ fees awarded by the Court on October 31, 2008.

On November 21, 2007, the Guez defendants filed a notice of appeal. They also filed a $49,090,491 undertaking with the Court, consisting primarily of a $43,380,491 personal surety given jointly by Gerard Guez and Jacqueline Rose Guez, bonding the monetary portions of the Judgments. By Order dated December 17, 2008 the Court determined that the undertaking was adequate absent changed circumstances. This determination serves to prevent the Company and its subsidiaries from pursuing collection of the monetary portions of the Judgments during the pendency of the appeal. The Company and its subsidiaries filed a notice of appeal on November 26, 2007, appealing, among other things, those parts of the jury’s verdicts vacated by the Court in connection with the Guez defendants’ post-trial motions. On December 5, 2008, the Company filed a notice of appeal from the Court’s orders relating to attorneys’ fees, statutory costs and non-statutory costs. The Company and its subsidiaries intend to vigorously pursue their appeals, and vigorously defend against the Guez parties’ appeal.

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

By Agreement and Mutual General Release dated September 15, 2008, the Company, IP Holdings, BAI, and TKO entered into an Agreement and Mutual General Release settling their disputes identified or that could have been identified in the actions set forth above (the “Settlement Agreement”). Among other things, the Settlement Agreement requires TKO to pay to the Company a total of $1,000,000 over an eight year period, and obligated the parties to dismiss all of the actions identified above with prejudice, which has occurred. Also, by Personal Guaranty dated September 15, 2008, J. Kenneth Tate and James D. Tate personally guaranteed TKO’s payment obligations arising pursuant to the Settlement Agreement.

Normal Course litigation

From time to time, the Company is also made a party to litigation incurred in the normal course of business. While any litigation has an element of uncertainty, the Company believes that the final outcome of any of these routine matters will not have a material effect on the Company’s financial position or future liquidity.

12.  Related Party Transactions

On May 1, 2003, the Company granted Kenneth Cole Productions, Inc. the exclusive worldwide license to design, manufacture, sell, distribute and market footwear under its Bongo brand. The chief executive officer and chairman of Kenneth Cole Productions is Kenneth Cole, who is the brother of Neil Cole, the Company's Chief Executive Officer and President. During the years ended December 31, 2008, 2007 and 2006, the Company received $1.1 million, $0.7 million and $1.3 million, respectively, in royalties from Kenneth Cole Productions.

The Candie's Foundation, a charitable foundation founded by Neil Cole for the purpose of raising national awareness about the consequences of teenage pregnancy, owed the Company $0.8 million at December 31, 2008. The Candie's Foundation will pay-off the entire borrowing from the Company during 2009, although additional advance will be made as and when necessary. Mr. Cole's wife, Elizabeth Cole, was employed by the Candie's Foundation at an annualized salary of $0.1 million until May 2005. She continues to perform services for the foundation but without compensation.

The Company recorded expenses of approximately $354,000 for 2008 for the hire and use of aircraft solely for business purposes owned by a company in which the Company’s chairman, chief executive officer and president is the sole owner.  There were no such expenses in 2007. Management believes that all transactions were made on terms and conditions no less favorable than those available in the marketplace from unrelated parties.

13.  Operating Leases

Future net minimum lease payments under non-cancelable operating lease agreements as of December 31, 2008 are approximately as follows:

(000’s omitted)
Year ending December 31, 2009	$2,214
Year ending December 31, 2010	2,158
Year ending December 31, 2011	2,153
Year ending December 31, 2012	1,864
Year ending December 31, 2013	1,923
Thereafter	20,545
Totals	$30,857

The leases require the Company to pay additional taxes on the properties, certain operating costs and contingent rents based on sales in excess of stated amounts.

Rent expense was approximately $1.6 million, $1.0 million, and $0.7 million for the years ended December 31, 2008, 2007, and 2006, respectively. Contingent rent amounts have been immaterial for all periods.

14.  Benefit and Incentive Compensation Plans and Other

The Company sponsors a 401(k) Savings Plan (the “Savings Plan”) which covers all eligible full-time employees. Participants may elect to make pretax contributions subject to applicable limits. At its discretion, the Company may contribute additional amounts to the Savings Plan. During the year ended December 31, 2008, the Company made $27,000 in contributions to the Savings Plan.  The Company had no contributions for the years ended December 31, 2007 and 2006.

Stock-based awards are provided to certain employees under the terms of our 2006 Equity Incentive Plan. The Plans are administered by the Compensation Committee of the Board of Directors.

With respect to performance-based restricted common stock units, the number of shares that ultimately vest and are received by the recipient is based upon various performance criteria. Though there is no guarantee that performance targets will be achieved, the Company estimates the fair value of performance-based restricted stock based on the closing stock price on the grant date.  Over the performance period, the number of shares of common stock that will ultimately vest and be issued is adjusted upward or downward based upon the Company’s estimation of achieving such performance targets. The ultimate number of shares delivered to recipients and the related compensation cost recognized as an expense will be based on the actual performance metrics as defined under the 2006 Equity Incentive Plan. Restricted common stock units are unit awards entitle the recipient to shares of common stock upon vesting annually over as much as 5 years for time-based awards or over 5 years for performance-based awards. The fair value of restricted common stock units is determined on the date of grant, based on the Company’s closing stock price.

15.   Income Taxes

At December 31, 2008 the Company had available federal net operating loss carryforwards (“NOL’s”) of approximately $3.3 million, of which approximately $3 million were derived from stock options exercises, for income tax purposes, which expire in the years 2009 through 2025. As of December 31, 2008, the Company had available state and local NOL’s ranging from approximately $87 million to $128 million (inclusive of $18.8 million from exercises of stock options on the state level).

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, management reviews both positive and negative evidence pursuant to the requirements of SFAS 109, including current and historical results of operations, future income projections and the overall prospects of the Company's business. Based upon management's assessment of all available evidence, including the Company's completed transition into a licensing business, estimates of future profitability based on projected royalty revenues from its licensees, and the overall prospects of the Company's business, management is of the opinion that the Company will be able to utilize the deferred tax assets in the foreseeable future, and as such do not anticipate requiring a further valuation allowance. During the year ended December 31, 2008, the Company has provided an additional valuation allowance of approximately $1.7 million to offset state and local tax NOL’s which the Company believes are unlikely to be utilized in the foreseeable future.

The income tax provision (benefit) for federal, and state and local income taxes in the consolidated income statements consists of the following:

(000's omitted)	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Current:
Federal	$13,559	$5,890	$140
State and local	446	830	-
Total current	14,005	6,720	140

Deferred:
Federal	24,128	27,616	7,195
State and local	640	(1,814)	-
Total deferred	24,768	25,802	7,195

Total provision	$38,773	$32,522	$7,335

The Company's effective income tax rate differs from the federal statutory rate primarily as a result of a decrease in the tax rate on certain deferred tax liabilities.

The significant components of net deferred tax assets of the Company consist of the following:

	December 31,
(000's omitted)	2008	2007
Net operating loss carryforwards	$13,148	$16,866
Receivable reserves	208	1,654
Depreciation	-	-
Federal Foreign Tax Credits	209	-
Federal Alternative Minimum Tax Credits	1,130	958
Hedging transaction	18,739	23,705
Intangibles	2,292	1,396
Contribution carryover	87	378
Equity compensations	2,576	-
Accrued compensation and other	1,781	268
Total deferred tax assets	40,170	45,225
Valuation allowance	(13,052)	(16,625)
Net deferred tax assets	27,118	28,600

Trademarks, goodwill and other intangibles	(47,029)	(24,310)
Depreciation	(1,098)	(108)
Difference in cost basis of acquired intangibles	(49,000)	(49,000)
Investment in joint ventures	(2,477)	-
Total deferred tax liabilities	(99,604)	(73,418)
Total net deferred tax assets (liabilities)	$(72,486)	$(44,818)

Current portion of net deferred tax assets	$1,655	$7,442
Non current portion of net deferred assets (liabilities)	$(74,141)	$(52,260)

The following is a rate reconciliation between the amount of income tax provision at the Federal rate of 35% and provision for (benefit from) taxes on operating profit (loss):

	Year ended December, 31
(000's omitted)	2008	2007	2006
Income tax provision computed at the federal rate of 35%	$38,125	$33,697	$13,544
Increase (reduction) in income taxes resulting from:
State and local income taxes (benefit), net of federal income tax	706	(640)	-
Change in valuation allowance	-	-	(6,200)
Tax credit	(304)	-	-
Other, net	246	(535)	(9)
Total	$38,773	$32,522	$7,335

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense, which were zero for the years ended December 31, 2008, 2007 and 2006.

The Company is subject to taxation in the U.S. and various state and local jurisdictions. The Company remains subject to examination by U.S. federal and state tax authorities for tax years 2004 through 2008.

16.   Segment and Geographic Data

The Company has one reportable segment, licensing and commission revenue generated from its brands. The geographic regions consist of the United States and Other (which principally represents Canada, Japan and Europe). Long lived assets are substantially all located in the United States. Revenues attributed to each region are based on the location in which licensees are located.

The net revenues by type of license and information by geographic region are as follows:

	For the Year Ended
(000's omitted)	December 31,
	2008	2007	2006
Net sales by category:
Direct-to-retail license	$54,270	$53,952	$34,349
Wholesale license	151,714	103,639	43,925
Other (commissions, sale of certain trademarks to joint venture, sale of interest in subsidiary)	10,777	2,413	2,420
	$216,761	$160,004	$80,694

Net sales by geographic region:
United States	$195,856	$150,376	$77,564
Other	20,905	9,628	3,130
	$216,761	$160,004	$80,694

17.  Unaudited Consolidated Interim Financial Information

Unaudited interim consolidated financial information for the years ended December 31, 2008 and 2007 is summarized as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands except per share data)
The year ended December 31, 2008
Licensing and other revenue	$55,667	$51,700	$55,135	$54,259
Operating income	36,765	33,185	36,298	35,804
Net income	18,244	16,456	18,317	17,136

Basic earnings per share	0.32	0.29	0.32	0.30
Diluted earnings per share	0.30	0.27	0.30	0.28

The year ended December 31, 2007
Licensing and commission revenue	$30,841	$39,071	$42,681	$47,411
Operating income	22,359	29,729	29,320	40,381
Net income	12,747	14,789	16,993	19,226

Basic earnings per share	0.23	0.26	0.30	0.33
Diluted earnings per share	0.21	0.24	0.28	0.31

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Iconix Brand Group, Inc.
New York, New York

The audits referred to in our report dated February 27, 2009, relating to the consolidated financial statements of Iconix Brand Group, Inc. and Subsidiaries, which is contained in Item 8 of this Form 10-K also included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based upon our audits.

In our opinion the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman LLP

February 27, 2009
New York, New York

Schedule II - Valuation and Qualifying Accounts
Iconix Brand Group, Inc. and Subsidiaries
(In thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period

Reserves and allowances deducted from asset accounts:

Accounts Receivables (a):

Year ended December 31, 2008	$3,519	$1,879	$(4,879)	$519
Year ended December 31, 2007	$1,633	$2,280	$(394)	$3,519
Year ended December 31, 2006	$260	$1,373	$-	$1,633

(a)	These amounts include reserves for bad debts.