Form 10-Q
period 2009-03-31
ICONIX BRAND GROUP, INC.
filed 2009-05-08
CIK 857737

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒ No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐ No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes  ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.001 Par Value – 59,871,570 shares as of May 6, 2009.

INDEX

FORM 10-Q

Iconix Brand Group, Inc. and Subsidiaries

Part I.  Financial Information
Item 1. Financial Statements

Iconix Brand Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except par value)

	March 31,	December 31,
	2009	2008(1)
	(unaudited)
Assets
Current Assets:
Cash (including restricted cash of $5,103 in 2009 and $875 in 2008)	$43,195	$67,279
Accounts receivable	47,189	47,054
Deferred income tax assets	2,329	1,655
Prepaid advertising and other	12,720	14,375
Total Current Assets	105,433	130,363
Property and equipment:
Furniture, fixtures and equipment	9,198	9,187
Less: Accumulated depreciation	(2,804)	(2,468)
	6,394	6,719
Other Assets:
Restricted cash	15,866	15,866
Marketable securities	7,456	7,522
Goodwill	151,532	144,725
Trademarks and other intangibles, net	1,058,731	1,060,460
Deferred financing costs, net	6,091	6,524
Non-current deferred income tax assets	23,608	25,463
Investment in joint venture	3,989	4,097
Other assets – non-current	18,988	18,520
	1,286,261	1,283,177
Total Assets	$1,398,088	$1,420,259

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$23,109	$22,392
Accounts payable, subject to litigation	1,878	1,878
Deferred revenue	577	5,570
Current portion of long-term debt	46,521	73,363
Total current liabilities	72,085	103,203

Non-current deferred income taxes	122,911	118,469
Long-term debt, less current maturities	531,503	545,226
Long term deferred revenue	9,439	9,272
Total Liabilities	735,938	776,170

Commitments and contingencies

Stockholders' Equity
Common stock, $.001 par value shares authorized 150,000; shares issued 58,077 and 59,077 respectively	58	58
Additional paid-in capital	535,244	533,235
Retained earnings	136,007	120,358
Accumulated other comprehensive loss	(3,912)	(3,880)
Less: Treasury stock – 1,125 and 921 shares at cost, respectively	(7,167)	(5,682)
Total Iconix Stockholders’ Equity	660,230	644,089
Non-controlling interest	1,920	-
Total Stockholders’ Equity	662,150	644,089
Total Liabilities and Stockholders' Equity	$1,398,088	$1,420,259

(1) As adjusted due to implementation of FSP APB 14-1.  See Notes 2 and 6.

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Income Statements
(in thousands, except earnings per share data)

	Three Months Ended March 31,
	2009	2008(1)
Licensing and other revenue	$50,501	55,667

Selling, general and administrative expenses	16,270	18,711
Expenses related to specific litigation	54	191

Operating income	34,177	36,765

Other expenses:
Interest expense	10,438	12,946
Interest income	(603)	(1,566)
Equity loss on joint venture and other	(37)	-
Other expenses - net	9,798	11,380

Income before income taxes	24,379	25,385

Provision for income taxes	8,730	8,864

Net income	$15,649	$16,521

Earnings per share:
Basic	$0.27	$0.29

Diluted	$0.26	$0.27

Weighted average number of common shares outstanding:
Basic	58,044	57,422

Diluted	60,892	61,350

(1) As adjusted due to implementation of FSP APB 14-1.  See Notes 2 and 6.

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statement of Stockholders' Equity

Three Months Ended March 31, 2009
(in thousands)

					Accumulated
			Additional		Other		Non-
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Controlling
	Shares	Amount	Capital	Earnings	Loss	Stock	Interest	Total
Balance at January 1, 2009 - as adjusted(1)	58,156	$58	$533,235	$120,358	$(3,880)	$(5,682)	$-	$644,089
Shares issued on exercise of stock options	40	-	136	-	-	-	-	136
Shares issued on vesting of restricted stock	85	-	-	-	-	-	-	-
Shares repurchased on the open market	(200)	-	-	-	-	(1,455)	-	(1,455)
Shares repurchased on vesting of restricted stock and exercise of stock options	(4)	-	-	-	-	(30)	-	(30)
Tax benefit of stock option exercises	-	-	261	-	-	-	-	261
Amortization expense in connection with restricted stock	-	-	1,612	-	-	-	-	1,612
Comprehensive income:
Net income	-	-	-	15,649	-	-	-	15,649
Change in fair value of cash flow hedge	-	-	-	-	34	-	-	34
Change in fair value of securities	-	-	-	-	(66)	-	-	(66)
Total comprehensive income	-	-	-	-	-	-	-	15,617
Increase in non-controlling interest	-	-	-	-	-	-	1,920	1,920
Balance at March 31, 2009	58,077	$58	$535,244	$136,007	$(3,912)	$(7,167)	$1,920	$662,150

(1) As adjusted due to implementation of FSP APB 14-1.  See Notes 2 and 6.

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2009	2008(1)
Cash flows from operating activities:
Net income	$15,649	16,521
Depreciation of property and equipment	336	71
Amortization of trademarks and other intangibles	1,787	1,917
Amortization of deferred financing costs	605	440
Amortization of convertible note discount	3,340	3,149
Stock-based compensation expense	1,612	2,106
Change in non-controlling interest	(146)	-
Change in allowance for bad debts	416	173
Accrued interest on long-term debt	1,644	1,344
Equity investment in joint venture	108	-
Deferred income taxes	5,623	4,606
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(551)	(7,052
Prepaid advertising and other	1,655	(1,217
Other assets	(468)	363
Deferred revenue	(4,826)	(4,157
Accounts payable and accrued expenses	(1,067)	862
Net cash provided by operating activities	25,717	19,126
Cash flows used in investing activities:
Purchases of property and equipment	(11)	(438
Additions to trademarks	(58)	(106
Collection on promissory note	-	500
Earn-out payment on acquisition	(6,667)	-
Net cash used in investing activities	(6,736)	(44
Cash flows used in financing activities:
Proceeds from exercise of stock options and warrants	136	1,206
Shares repurchased on vesting of restricted stock and exercise of stock options	(30)	-
Expiration of cash flow hedge	34
Shares repurchased on the open market	(1,455)	-
Payment of long-term debt	(44,077)	(20,546
Non-controlling interest contribution	2,066	-
Excess tax benefit from share-based payment arrangements	261	4,001
Restricted cash - current	(4,228)	1,366
Restricted cash - non-current	-	(679
Net cash used in financing activities	(47,293)	(14,652
Net (decrease) increase in cash and cash equivalents	(28,312)	4,430
Cash, beginning of period	66,404	48,067
Cash, end of period	$38,092	52,497
Balance of restricted cash - current	5,103	3,839
Total cash including current restricted cash, end of period	$43,195	56,336

(1) As adjusted due to implementation of FSP APB 14-1.  See Notes 2 and 6.

Supplemental disclosure of cash flow information:

	Three Months Ended March 31,
	2009	2008

Cash paid during the period:
Income taxes	$302	$343
Interest	$4,874	$7,823

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2009

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of Iconix Brand Group, Inc. (the "Company", “we”, “us”, or “our”), all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2009 (“Current Quarter”) are not necessarily indicative of the results that may be expected for a full fiscal year.

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008 (“fiscal 2008”).

2.  Changes in Accounting

In the first quarter of 2009, the Company adopted the provisions of Financial Accounting Standards Board Staff Position APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion” (“FSP APB 14-1”), which changed the accounting for convertible debt instruments with cash settlement features. FSP APB 14-1 applies to the Company’s previously issued convertible senior subordinated notes (“Convertible Notes”). In accordance with FSP APB 14-1, the Company recognized both the liability and equity components of its Convertible Notes at fair value. The liability component is recognized as the fair value of a similar instrument that does not have a conversion feature at issuance. The equity component, which is the value of the conversion feature at issuance, is recognized as the difference between the proceeds from the issuance of the Convertible Notes and the fair value of the liability component, after adjusting for the deferred tax impact. The Convertible Notes were issued at a coupon rate of 1.875%, which was below that of a similar instrument that does not have a conversion feature.  The Company recognizes an effective interest rate of 7.85% on the carrying amount of the Convertible Notes.  The effective rate is based on the rate for a similar instrument that does not have a conversion feature. As such, the valuation of the debt component, using the income approach, resulted in a debt discount of $73.4 million at inception. The debt discount is amortized over the expected life of the debt, which is also the stated life of the debt. See Note 6 for further discussion.

As a result of applying FSP APB 14-1 retrospectively to all periods presented, the Company recognized the following incremental effects on individual line items on the consolidated balance sheet as of December 31, 2008:

(000’s omitted)	Before FSP APB 14-1	Adjustment	After FSP APB 14-1
Non-current deferred income tax liabilities	$99,604	$18,865	$118,469
Long-term debt, less current maturities	594,664	(49,438)	545,226
Additional paid-in-capital	491,936	41,299	533,235
Retained earnings	131,094	(10,736)	120,358

The impact of implementing FSP APB 14-1 for the three months ended March 31, 2008 (“Prior Year Quarter”) has increased interest expense by $2.8 million and decreased the provision for income taxes by $1.1 million, the net result of which decreased net income by $1.7 million and decreased diluted earnings per share by $0.03.

The impact of implementing FSP APB 14-1 for the Current Quarter has increased interest expense by $3.0 million and decreased the provision for income taxes by $1.1 million, the net result of which decreased net income by $1.9 million and decreased diluted earnings per share by $0.03.

3.  Investments in Joint Ventures

Scion LLC

Scion LLC (“Scion”) is a brand management and licensing company formed by the Company with Shawn “Jay-Z” Carter in March 2007 to buy, create and develop brands across a spectrum of consumer product categories. On November 7, 2007, Scion, through its wholly-owned subsidiary Artful Holdings LLC (“Artful Holdings”), purchased Artful Dodger, an exclusive, high end urban apparel brand for a purchase price of $15.0 million. Concurrent with the acquisition of Artful Dodger, Artful Holdings entered into a license agreement covering all major apparel categories for the United States.

The brand has also been licensed to wholesale partners and distributors in Canada and Europe.

At inception, the Company determined that it would consolidate Scion since, under Financial Accounting Standards Board (“FASB”) Interpretations No. 46 “Consolidation of Variable Interest Entities – revised” (“FIN 46R”), the Company effectively holds a 100% equity interest and is the primary beneficiary in the variable interest entity. For the Current Quarter and the Prior Year Quarter, the impact of consolidating the joint venture into the Company’s unaudited condensed consolidated statement of income decreased net income by $0.2 million and increased net income by $0.2 million, respectively.

At March 31, 2009, the impact of consolidating the joint venture on the Company’s unaudited condensed consolidated balance sheet has increased current assets by $6.0 million, non-current assets by $15.1 million and current liabilities by $1.4 million.  At December 31, 2008, the impact of consolidating the joint venture on the Company’s consolidated balance sheet had increased current assets by $3.5 million, non-current assets by $15.3 million and current liabilities by $2.3 million.

As of March 31, 2009 and December 31, 2008, the Company’s equity at risk in Scion was approximately $18.1 million and $16.0 million, respectively. At March 31, 2009 and December 31, 2008, the carrying value of the consolidated assets that are collateral for the variable interest entity’s obligations total $14.5 million and $14.7 million, respectively, which is comprised of the Artful Dodger trademark. The assets of the Company are not available to the variable interest entity's creditors.

On March 12, 2009, the Company, through its investment in Scion,  effectively acquired a 16.5% interest in one of its licensees for $1. The Company has determined that the licensee is a variable interest entity as defined by FIN 46R.  However, the Company does not have significant control over the licensee; therefore, this investment is accounted for under the cost method of accounting.  As part of the transaction, the Company and its Scion partner each contributed approximately $2.1 million to Scion, which was deposited as cash collateral under the terms of the licensee’s financing agreements.  The contributed cash, owned by Scion, is included as short-term restricted cash in the Company’s balance sheet.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires the recognition of a non-controlling interest (formerly known as a “minority interest”) as equity in the consolidated financial statements and separate from the parent’s equity. For the Current Quarter, the amount of net income attributable to the non-controlling interest is approximately $0.1 million and has been included in equity loss on joint venture and other on the unaudited condensed consolidated income statement.

Iconix China

On September 5, 2008, the Company and Novel Fashions Holdings Limited (“Novel”) formed a 50/50 joint venture (“Iconix China”) to develop, exploit and market the Company's brands in the People’s Republic of China, Hong Kong, Macau and Taiwan (the “China Territory”). Pursuant to the terms of this transaction, the Company contributed to Iconix China substantially all rights to its brands in the China Territory and committed to contribute $5.0 million, and Novel committed to contribute $20 million.  Upon closing of the transaction, the Company contributed $2.0 million and Novel contributed $8.0 million.  The balance of the parties’ respective contributions are due in September 2009 and September 2010.

At inception, the Company determined, in accordance with FIN 46R, based on the corporate structure, voting rights and contributions of the Company and Novel, that Iconix China is a variable interest entity and not subject to consolidation, as, under FIN46R, the Company is not the primary beneficiary of Iconix China.  The Company has recorded its investment under the equity method of accounting.

At March 31, 2009, the Company’s maximum exposure for this joint venture is $6.8 million. At December 31, 2008, the Company’s maximum exposure was $7.1 million.

At March 31, 2009, Iconix China’s balance sheet included approximately $6.6 million in current assets, $23.5 million in total assets, $0.1 million in current liabilities, and $0.1 million in total liabilities.  For the Current Quarter, Iconix China’s statement of operations reflects that it had less than $0.1 million in revenue and approximately $0.7 million in operating expenses.  As a result, for the Current Quarter, the Company recorded a loss of $0.3 million on its equity investment in the Iconix China joint venture.

At December 31, 2008, Iconix China’s balance sheet included approximately $8.3 million in current assets, $25.1 million in total assets, $1.2 million in current liabilities, and $1.2 million in total liabilities.

During the Current Quarter, the Company recorded a loss of $0.3 million on its equity investment in the Iconix China joint venture.

Iconix Latin America

In December 2008, the Company contributed substantially all rights to its brands in Mexico, Central America, South America, and the Caribbean (the “Latin America Territory”) to Iconix Latin America LLC (“Iconix Latin America”), a newly formed wholly-owned subsidiary.  On December 29, 2008, New Brands America LLC (“New Brands”), an affiliate of the Falic Group, purchased a 50% interest in Iconix Latin America. Pursuant to the terms of this transaction, the Company has contributed substantially all rights to its brands in the Latin America Territory.  In consideration for its 50% interest in Iconix Latin America, New Brands agreed to pay $6.0 million to the Company.  New Brands paid $1.0 million upon closing of this transaction and has committed to pay an additional $5.0 million over the 30-month period following closing, of which $0.5 million was paid during the Current Quarter.  As of March 31, 2009, the balance owed to the Company under this obligation is $4.5 million.  The current portion of $2.0 million is included in the unaudited condensed consolidated balance sheet in prepaid advertising and other and the long term portion of $2.5 million is included in other assets – non-current.

Based on the corporate structure, voting rights and contributions of the Company and New Brands, Iconix Latin America is not considered a variable interest entity under FIN 46R, and, as such, is not subject to consolidation, as the Company is not the primary beneficiary of Iconix Latin America.  The Company has recorded its investment under the equity method of accounting.

During the Current Quarter, the Company recorded a gain of $0.2 million on its equity investment in the Iconix Latin America joint venture.

4.  Fair Value Measurements

SFAS No. 157 “Fair Value Measurements” (“SFAS 157”), which the Company adopted on January 1, 2008, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurement. While SFAS 157 does not require any new fair value measurements in its application to other accounting pronouncements, it does emphasize that a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, SFAS 157 established the following fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (2) the reporting entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs):

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

To determine the fair value of certain financial instruments, the Company relies on Level 2 inputs generated by market transactions of similar instruments where available, and Level 3 inputs using an income approach when Level 1 and Level 2 inputs are not available. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and financial liabilities and their placement within the fair value hierarchy. The following table summarizes the instruments measured at fair value at March 31, 2009:

Carrying Amount as of
March 31, 2009				Valuation
(000's omitted)	Level 1	Level 2	Level 3	Technique
Marketable Securities	$-	$-	$7,456	(B)
Cash Flow Hedge	$-	$1	$-	(A)

Under SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), entities are permitted to choose to measure many financial instruments and certain other items at fair value.  The Company did not elect the fair value measurement option under SFAS 159 for any of its financial assets or liabilities.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, "Effective Date of FASB Statement No. 157," which deferred the effective date of adoption of this Staff Position to January 1, 2009 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value on a recurring basis (that is, at least annually). The Company adopted the deferred provisions of SFAS 157 on January 1, 2009. The adoption of these provisions did not have a material effect on the Company’s unaudited condensed consolidated financial statements.

Marketable Securities

Marketable securities, which are accounted for as available-for-sale, are stated at fair value in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS 115”) and consist of auction rate securities. Temporary changes in fair market value are recorded as other comprehensive income or loss, whereas other than temporary markdowns will be realized through the Company’s income statement.

As of March 31, 2009, the Company held auction rate securities with a face value of $13.0 million and a fair value of $7.5 million.  The Company estimated the fair value of its auction rate securities using a discounted cash flow model where the Company used the expected rate of interest to be received.  Although these auction rate securities continue to pay interest according to their stated terms and are backed by insurance, during the Current Quarter the Company has recorded an unrealized pre-tax loss of $0.1 million in other comprehensive loss as a reduction to stockholders’ equity to reflect a temporary decline in the fair value of the marketable securities reflecting failed auctions due to sell orders exceeding buy orders.  The Company believes the decrease in fair value is temporary due to general macroeconomic market conditions, and interest is being paid in full as scheduled.  Further, the Company has the ability and intent to hold the securities until an anticipated full redemption, and the Company has no reason to believe that any of the underlying issuers of these auction rate securities or its third-party insurer are presently at risk of default. These funds will not be available to the Company until a successful auction occurs or a buyer is found outside the auction process. As these instruments have failed to auction and may not auction successfully in the near future, the Company has classified its marketable securities as non-current. The following table summarizes the activity for the period:

Auction Rate Securities (000's omitted)	2009	2008
Balance at January 1,	$7,522	$10,920
Additions	-	-
Gains (losses) reported in earnings	-	-
Gains (losses) reported in other comprehensive income (loss)	(66)	(260)
Balance at March 31,	$7,456	$10,660

Cash Flow Hedge

On July 26, 2007, the Company purchased a hedge instrument from Lehman Brothers Special Financing Inc. (“LBSF”) to mitigate the cash flow risk of rising interest rates on the Term Loan Facility (see Note 6 for a description of this credit agreement). This hedge instrument caps the Company’s exposure to rising interest rates at 6.00% for LIBOR for 50% of the forecasted outstanding balance of the Term Loan Facility (“Interest Rate Cap”). Based on management’s assessment, the Interest Rate Cap qualifies for hedge accounting under SFAS 133 “Accounting for Derivative Instruments and Hedging Transactions”. On a quarterly basis, the value of the hedge is adjusted to reflect its current fair value, with any adjustment flowing through other comprehensive income. The fair value of this instrument is obtained by comparing the characteristics of this cash flow hedge with similarly traded instruments, and is therefore classified as Level 2 in the fair value hierarchy. At March 31, 2009, the fair value of the Interest Rate Cap was $1,000. On October 3, 2008, LBSF filed a petition for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. The Company currently believes that the LBSF bankruptcy filing and its potential impact on LBSF will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Non-Financial Assets and Liabilities

On January 1, 2009, the Company adopted the provisions of SFAS 157 with respect to its non-financial assets and liabilities requiring non-recurring adjustments to fair value. The Company uses level 3 inputs and the income method to measure the fair value of its non-financial assets and liabilities.  The Company had no adjustments in the Current Quarter.  The Company has goodwill, which is tested for impairment at least annually, as required by SFAS 142.  Further, in accordance with SFAS 142, the Company’s indefinite-lived trademarks are tested for impairment at least annually, on an individual basis as separate single units of accounting.  Similarly, consistent with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, we assess whether or not there is impairment of the Company’s definite-lived trademarks.  See Note 5.

5.  Trademarks and Other Intangibles, net

Trademarks and other intangibles, net consist of the following:

		March 31, 2009		December 31, 2008

	Estimated	Gross		Gross
	Lives in	Carrying	Accumulated	Carrying	Accumulated
(000's omitted)	Years	Amount	Amortization	Amount	Amortization

Indefinite life trademarks	indefinite	$1,035,436	$9,498	$1,035,791	$9,498
Definite life trademarks	10-15	19,565	2,612	19,152	2,252
Non-compete agreements	2-15	10,075	6,476	10,075	6,098
Licensing agreements	1-9	22,193	10,157	22,193	9,136
Domain names	5	570	365	570	337
		$1,087,839	$29,108	$1,087,781	$27,321

Amortization expense for intangible assets was $1.8 million and $1.9 million for the Current Quarter and the Prior Year Quarter, respectively. The trademarks of Candies, Bongo, Joe Boxer, Rampage, Mudd, London Fog, Mossimo, Ocean Pacific, Danskin, Rocawear, Cannon, Royal Velvet, Fieldcrest, Charisma, Starter and Waverly have been determined to have an indefinite useful life and accordingly, consistent with SFAS 142, no amortization will be recorded in the Company's consolidated income statements. Instead, each of these intangible assets will be tested for impairment at least annually on an individual basis as separate single units of accounting, with any related impairment charge recorded to the statement of operations at the time of determining such impairment.  Similarly, consistent with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, there was no impairment of the definite-lived trademarks.

6.  Debt Arrangements

The Company's debt is comprised of the following:

	March 31	December 31,
(000’s omitted)	2009	2008
Convertible Senior Subordinated Notes (Note 2)	$236,935	$233,999
Term Loan Facility	217,187	255,307
Asset-Backed Notes	111,716	117,097
Sweet Note (Note 7)	12,186	12,186
Total Debt	$578,024	$618,589

Convertible Senior Subordinated Notes

On June 20, 2007, the Company completed the issuance of $287.5 million principal amount of the Company's 1.875% convertible senior subordinated notes due June 2012, herein referred to as the Convertible Notes, in a private offering to certain institutional investors. The net proceeds received by the Company from the offering were approximately $281.1 million.

The Convertible Notes bear interest at an annual rate of 1.875%, payable semi-annually in arrears on June 30 and December 31 of each year, beginning December 31, 2007. However, the Company recognizes an effective interest rate of 7.85% on the carrying amount of the Convertible Notes.  The effective rate is based on the rate for a similar instrument that does not have a conversion feature. During the Current Quarter and the Prior Year Quarter, the Company capitalized all interest associated with the Convertible Notes.  The Convertible Notes will be convertible into cash and, if applicable, shares of the Company's common stock based on a conversion rate of 36.2845 shares of the Company's common stock, subject to customary adjustments, per $1,000 principal amount of the Convertible Notes (which is equal to an initial conversion price of approximately $27.56 per share) only under the following circumstances: (1) during any fiscal quarter beginning after September 30, 2007 (and only during such fiscal quarter), if the closing price of the Company's common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is more than 130% of the conversion price per share, which is $1,000 divided by the then applicable conversion rate; (2) during the five business day period immediately following any five consecutive trading day period in which the trading price per $1,000 principal amount of the Convertible Notes for each day of that period was less than 98% of the product of (a) the closing price of the Company's common stock for each day in that period and (b) the conversion rate per $1,000 principal amount of the Convertible Notes; (3) if specified distributions to holders of the Company's common stock are made, as set forth in the indenture governing the Convertible Notes (“Indenture”); (4) if a “change of control” or other “fundamental change,” each as defined in the Indenture, occurs; (5) if the Company chooses to redeem the Convertible Notes upon the occurrence of a “specified accounting change,” as defined in the Indenture; and (6) during the last month prior to maturity of the Convertible Notes. If the holders of the Convertible Notes exercise the conversion provisions under the circumstances set forth, the Company will need to remit the lower of the principal balance of the Convertible Notes or their conversion value to the holders in cash. As such, the Company would be required to classify the entire amount outstanding of the Convertible Notes as a current liability in the following quarter. The evaluation of the classification of amounts outstanding associated with the Convertible Notes will occur every quarter.

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

Pursuant to Emerging Issues Task Force (“EITF”) 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion” (“EITF 90-19”), EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock” (“EITF 00-19”), and EITF 01-6, “The Meaning of Indexed to a Company's Own Stock” (“EITF 01-6”), the Convertible Notes are accounted for as convertible debt in the accompanying unaudited condensed consolidated balance sheet and the embedded conversion option in the Convertible Notes has not been accounted for as a separate derivative. For a discussion of the effects of the Convertible Notes and the Convertible Note Hedge and Sold Warrants discussed below on earnings per share, see Note 8.

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008.  The Company has evaluated the impact of EITF 07-5, and has determined it has no impact on the Company’s results of operations and financial position in the Current Quarter, and will have no impact on the Company’s results of operations and financial position in future fiscal periods.

At March 31, 2009 and December 31, 2008, the amount of the Convertible Notes accounted for as a liability under FSP APB 14-1 was $236.9 million and $234.0 million, and is reflected on the unaudited condensed consolidated balance sheets as follows:

	March 31,	December 31,
	2009	2008
Equity component carrying amount	$41,309	$41,309
Unamortized discount	50,565	53,501
Net debt carrying amount	236,935	233,999

For the Current Quarter and the Prior Year Quarter, the Company recorded additional non-cash interest expense of $3.1 million and $2.9 million, respectively, representing the difference between the stated interest rate on the Convertible Notes and the rate for a similar instrument that does not have a conversion feature.

For both the Current Quarter and the Prior Year Quarter, contractual interest expense relating to the Convertible Notes was $1.3 million.

The Convertible Notes do not provide for any financial covenants.

In connection with the sale of the Convertible Notes, the Company entered into hedges for the Convertible Notes (“Convertible Note Hedges”) with respect to its common stock with two entities, one of which was Lehman Brothers OTC Derivatives Inc. (“Lehman OTC” and together with the other counterparty, the “Counterparties”). Pursuant to the agreements governing these Convertible Note Hedges, the Company purchased call options (the “Purchased Call Options”) from the Counterparties covering up to approximately 10.4 million shares of the Company's common stock of which 40% were purchased from Lehman OTC. These Convertible Note Hedges are designed to offset the Company's exposure to potential dilution upon conversion of the Convertible Notes in the event that the market value per share of the Company's common stock at the time of exercise is greater than the strike price of the Purchased Call Options (which strike price corresponds to the initial conversion price of the Convertible Notes and is simultaneously subject to certain customary adjustments). On June 20, 2007, the Company paid an aggregate amount of approximately $76.3 million of the proceeds from the sale of the Convertible Notes for the Purchased Call Options, of which $26.7 million was included in the balance of deferred income tax assets at June 30, 2007 and is being recognized over the term of the Convertible Notes. As of March 31 2009, the balance of deferred income tax assets related to this transaction was $17.4 million.

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

The Company has evaluated the impact of adopting EITF 07-5 as it relates to the Sold Warrants, and has determined it has no impact on the Company’s results of operations and financial position in the Current Quarter, and will have no impact on the Company’s results of operations and financial position in future fiscal periods.

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

On October 3, 2007, in connection with the acquisition of Official-Pillowtex LLC, a Delaware limited liability company (“Official-Pillowtex”), with the proceeds of the Convertible Notes, the Company pledged to LCPI, for the benefit of the Lenders, 100% of the capital stock owned by the Company in Mossimo, Inc., a Delaware corporation (“MI”), and Pillowtex Holdings and Management Corporation, a Delaware corporation (“PHM”), each of which guaranteed the Company’s obligations under the Credit Agreement. Simultaneously with the acquisition of Official-Pillowtex, each of Mossimo Holdings LLC, a Delaware limited liability company (“Mossimo Holdings”), and Official-Pillowtex guaranteed the Company’s obligations under the Credit Agreement.  On September 10, 2008, PHM was converted into a Delaware limited liability company, Pillowtex Holdings and Management LLC (“PHMLLC”), and the Company’s membership interest in PHMLLC was pledged to LCPI in place of the capital stock of PHM.

On December 17, 2007, in connection with the acquisition of the Starter brand, the Company borrowed an additional $63.2 million pursuant to the Term Loan Facility (the “Additional Borrowing”). The net proceeds received by the Company from the Additional Borrowing were $60 million.

As of March 31, 2009, the Company may borrow an additional $36.8 million under the terms of the Term Loan Facility.

The guarantees under the Term Loan Facility are secured by a pledge to LCPI, for the benefit of the Lenders, of, among other things, the Ocean Pacific/OP, Danskin, Rocawear, Mossimo, Cannon, Royal Velvet, Fieldcrest, Charisma, Starter and Waverly trademarks and related intellectual property assets, license agreements and proceeds therefrom. Amounts outstanding under the Term Loan Facility bear interest, at the Company’s option, at the Eurodollar rate or the prime rate, plus an applicable margin of 2.25% or 1.25%, as the case may be, per annum. The Credit Agreement provides that the Company is required to repay the outstanding term loan in equal quarterly installments in annual aggregate amounts equal to 1.00% of the aggregate principal amount of the loans outstanding, subject to adjustment for prepayments, in addition to an annual payment equal to 50% of the excess cash flow from the subsidiaries subject to the Term Loan Facility, as described in the Credit Agreement, with any remaining unpaid principal balance to be due on April 30, 2013 (the “Loan Maturity Date”). Upon completion of the Convertible Notes offering, the Loan Maturity Date was accelerated to January 2, 2012. The Term Loan Facility can be prepaid, without penalty, at any time. On March 11, 2008, the Company paid to LCPI, for the benefit of the Lenders, $15.6 million, representing 50% of the excess cash flow from the subsidiaries subject to the Term Loan Facility for the year ended December 31, 2007. As a result of such payment, the Company is no longer required to pay the quarterly installments described above. The Term Loan Facility requires the Company to repay the principal amount of the term loan outstanding in an amount equal to 50% of the excess cash flow of the subsidiaries subject to the Term Loan Facility for the most recently completed fiscal year. During the Current Quarter, the Company paid to LCPI, for the benefit of the Lenders, $38.7 million, representing 50% of the excess cash flow from the subsidiaries subject to the Term Loan Facility for the year ended December 31, 2008.  As of March 31, 2009, $11.6 million has been classified as current portion of long-term debt, which represents 50% of the excess cash flow for the Current Quarter of the subsidiaries subject to the Term Loan Facility.  The aggregate amount of 50% of the excess cash flow for all four quarters in 2009 will be paid during the first quarter of 2010.    For the Current Quarter, the effective interest rate of the Term Loan Facility was 3.71%.  For the 3 months ending June 30, 2009, the effective interest rate of the Term Loan Facility will be 3.47%.  At March 31, 2009, the balance of the Term Loan Facility was $217.2 million.  As of March 31, 2009, the Company was in compliance with all material covenants set forth in the Credit Agreement. The $272.5 million in proceeds from the Term Loan Facility were used by the Company as follows: $204.0 million was used to pay the cash portion of the initial consideration for the acquisition of the Rocawear brand; $2.1 million was used to pay the costs associated with the Rocawear acquisition; $60 million was used to pay the consideration for the acquisition of the Starter brand; and $3.9 million was used to pay costs associated with the Term Loan Facility. The costs of $3.9 million relating to the Term Loan Facility have been deferred and are being amortized over the life of the loan, using the effective interest method. As of March 31, 2009, the subsidiaries subject to the Term Loan Facility were Studio IP Holdings, SHM, OP Holdings, OPHM, Mossimo Holdings, MI,  Official-Pillowtex and PHMLLC (collectively, the “Term Loan Facility Subsidiaries”). As of March 31, 2009, the Term Loan Facility Subsidiaries, directly or indirectly, owned the following trademarks: Danskin, Rocawear, Starter, Ocean Pacific/OP, Mossimo, Cannon, Royal Velvet, Fieldcrest, Charisma and Waverly.

On July 26, 2007, the Company purchased a hedge instrument to mitigate the cash flow risk of rising interest rates on the Term Loan Facility. See Note 4 for further information.

Asset-Backed Notes

The financing for certain of the Company's acquisitions has been accomplished through private placements by its subsidiary, IP Holdings LLC ("IP Holdings") of asset-backed notes ("Asset-Backed Notes") secured by intellectual property assets (trade names, trademarks, license agreements and payments and proceeds with respect thereto relating to the Candie’s, Bongo, Joe Boxer, Rampage, Mudd and London Fog brands) of IP Holdings. At March 31, 2009, the balance of the Asset-Backed Notes was $111.7 million.

Cash on hand in the bank account of IP Holdings is restricted at any point in time up to the amount of the next debt principal and interest payment required under the Asset-Backed Notes. Accordingly, $1.0 million and $0.9 million as of March 31, 2009 and December 31, 2008, respectively, are included as restricted cash within the Company's current assets. Further, in connection with IP Holdings' issuance of Asset-Backed Notes, a reserve account has been established and the funds on deposit in such account will be applied to the final principal payment with respect to the Asset-Backed Notes. Accordingly, as of March 31, 2009 and December 31, 2008, $15.9 million has been disclosed as restricted cash within other assets on the Company's balance sheets.

Interest rates and terms on the outstanding principal amount of the Asset-Backed Notes as of March 31, 2009 are as follows: $38.6 million principal amount bears interest at a fixed interest rate of 8.45% with a six year term, $17.1 million principal amount bears interest at a fixed rate of 8.12% with a six year term, and $56.0 million principal amount bears interest at a fixed rate of 8.99% with a six and a half year term. The Asset-Backed Notes have no financial covenants by which the Company or its subsidiaries need comply. The aggregate principal amount of the Asset-Backed Notes will be fully paid by February 22, 2013.

Neither the Company nor any of its subsidiaries (other than IP Holdings) is obligated to make any payment with respect to the Asset-Backed Notes, and the assets of the Company and its subsidiaries (other than IP Holdings) are not available to IP Holdings' creditors. The assets of IP Holdings are not available to the creditors of the Company or its subsidiaries (other than IP Holdings).

Sweet Note

On April 23, 2002, the Company acquired the remaining 50% interest in Unzipped (see Note 9) from Sweet Sportswear, LLC (“Sweet”) for a purchase price comprised of 3,000,000 shares of its common stock and $11.0 million in debt, which was evidenced by the Company’s issuance of the 8% Senior Subordinated Note due in 2012 (“Sweet Note”). Prior to August 5, 2004, Unzipped was managed by Sweet pursuant to the Management Agreement (as defined in Note 9), which obligated Sweet to manage the operations of Unzipped in return for, commencing in the fiscal year ended January 31, 2003 (“fiscal 2003”), an annual management fee based upon certain specified percentages of net income achieved by Unzipped during the three- year term of the agreement. In addition, Sweet guaranteed that the net income, as defined in the agreement, of Unzipped would be no less than $1.7 million for each year during the term, commencing with fiscal 2003. In the event that the guarantee was not met for a particular year, Sweet was obligated under the Management Agreement to pay the Company the difference between the actual net income of Unzipped, as defined, for such year and the guaranteed $1.7 million. That payment, referred to as the shortfall payment, could be offset against the amounts due under the Sweet Note at the option of either the Company or Sweet. As a result of such offsets, the balance of the Sweet Note was reduced by the Company to $3.1 million as of December 31, 2006 and $3.0 million as of December 31, 2005 and was reflected in Long- term debt. This note bears interest at the rate of 8% per year and matures in April 2012.

In November 2007, the Company received a signed judgment related to the Sweet Sportswear/Unzipped litigation. See Note 11.

The judgment stated that the Sweet Note (originally $11.0 million when issued by the Company upon the acquisition of Unzipped from Sweet in 2002) should total approximately $12.2 million as of December 31, 2007. The recorded balance of the Sweet Note, prior to any adjustments related to the judgment was approximately $3.2 million. The Company increased the Sweet Note by approximately $6.2 million and recorded the expense as an expense related to specific litigation. The Company further increased the Sweet Note by approximately $2.8 million to record the related interest and included the charge in interest expense. As of March 31, 2009, the Sweet Note is approximately $12.2 million and included in the current portion of long-term debt.

In addition, in November 2007 the Company was awarded a judgment of approximately $12.2 million for claims made by it against Hubert Guez and Apparel Distribution Services, Inc. As a result, the Company recorded a receivable of approximately $12.2 million and recorded the benefit in special charges during the year ended December 31, 2007. This receivable is included in other assets - non-current and bears interest, which was accrued for during the Current Quarter and the Prior Year Quarter, at the rate of 8% per year.

Debt Maturities

As of March 31, 2009, the Company’s debt maturities on a calendar year basis are as follows:

(000’s omitted)	Total	April 1 through December 31, 2009	2010	2011	2012	2013
Convertible Notes[1]	$236,935	$-	$-	$-	$236,935	$-
Term Loan Facility	217,187	-	11,623	-	205,564	-
Asset-Backed Notes	111,716	16,850	24,216	26,380	33,468	10,802
Sweet Note	12,186	12,186	-	-	-	-
Total Debt	$578,024	$29,036	35,839	26,380	475,967	10,802

1 reflects the net debt carrying amount of the Convertible Notes on the unaudited condensed consolidated balance sheet as of March 31, 2009, in accordance with FSP APB 14-1.  The principal amount owed to the holders of the Convertible Notes is $287.5 million.

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

The Company has estimated its forfeiture rate at 0%.  The options that the Company granted under its plans expire at various times, either five, seven or ten years from the date of grant, depending on the particular grant.

Summaries of the Company's stock options, warrants and performance related options activity, and related information for the Current Quarter are as follows:

Options		Weighted-Average
	Options	Exercise Price

Outstanding January 1, 2009	3,895,138	$4.29
Granted	-	-
Canceled/Forfeited	-
Exercised	(40,000)	3.39
Expired	-	-
Outstanding March 31, 2009	3,855,138	$4.38
Exercisable at March 31, 2009	3,855,138	$4.38

Warrants

		Weighted-Average
	Warrants	Exercise Price

Outstanding January 1, 2009	286,900	$16.99
Granted	-
Canceled/Forfeited	-
Exercised	-
Expired	286,900	16.99
Outstanding March 31, 2009	286,900	$16.99
Exercisable at March 31, 2009

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

The following tables summarize information about unvested restricted stock transactions (shares in thousands):

		Weighted-Average
	Shares	Grant Date Fair Value

Non-vested, January 1, 2009	1,513,983	$18.96
Granted	24,000	9.56
Vested	800	20.89
Forfeited/Canceled	(35,989)	19.11
Non-vested, March 31, 2009	1,502,794	$18.81

The Company has awarded restricted shares of common stock to certain employees. The awards have restriction periods tied to employment and vest over a period of 2-5 years. The cost of the restricted stock awards, which is the fair market value on the date of grant net of estimated forfeitures, is expensed ratably over the vesting period. During the Current Quarter and Prior Year Quarter, the Company awarded 24,000 and 1,789,430 restricted shares, respectively, with a vesting period of 6 months to 5 years and a fair market value of approximately $0.2 million and $27.6 million, respectively. During the Current Quarter and Prior Year Quarter, 800 and 82,835 restricted stock grants respectively, had vested.  During the Current Quarter, 35,989 restricted stock grants were forfeited or canceled.  There were no forfeitures or cancellations during the Prior Year Quarter.

Unearned compensation expense related to restricted stock grants for the Current Quarter and the Prior Year Quarter was approximately $1.6 million and $2.1 million, respectively. An additional amount of $21.1 million is expected to be expensed evenly over a period of approximately 1-4 years.  During the Current Quarter and Prior Year Quarter, the Company withheld shares of its common stock valued at less than $0.1 million and $0.3 million, respectively, in connection with net share settlement of restricted stock grants and option exercises.

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

Stock Repurchase Program

On November 3, 2008, the Company announced that its Board of Directors had authorized the repurchase of up to $75 million of the Company's common stock over a period of approximately three years. This authorization replaces any prior plan or authorization. The current plan does not obligate the Company to repurchase any specific number of shares and may be suspended at any time at management's discretion.  During the Current Quarter, the Company repurchased 200,000 shares for approximately $1.5 million.  No shares were repurchased by the Company during the Prior Year Quarter.

Securities Available for Issuance

As of March 31, 2009, 87,954 common shares were available for issuance of additional awards under the 2006 Stock Option Plan.

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

For the Current Quarter, of the total potentially dilutive shares related to restricted stock-based awards, stock options and warrants, 2.7 million were anti-dilutive, compared to 1.5 million for the Prior Year Quarter.

As of March 31, 2009, of the performance related restricted stock-based awards issued in connection with the Company’s new employment agreement with its chairman, chief executive officer and president, 1.2 million of such awards (which is included in the total 2.7 million anti-dilutive stock-based awards described above) were anti-dilutive and therefore not included in this calculation.

Warrants issued in connection with the Company’s Convertible Notes financing were anti-dilutive and therefore not included in this calculation. Portions of the Convertible Notes that would be subject to conversion to common stock were anti-dilutive as of March 31, 2009 and therefore not included in this calculation.

A reconciliation of shares used in calculating basic and diluted earnings per share follows:

	For the Year Ended
(000's omitted)	For the Three Months ended March 31,
	2009	2008
Basic	58,044	57,422
Effect of exercise of stock options	2,023	3,757
Effect of contingent common stock issuance	589	144
Effect of assumed vesting of restricted stock	236	27
	60,892	61,350

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

On August 5, 2004, Unzipped terminated the Management Agreement with Sweet, the supply agreement with Azteca and the distribution agreement with ADS and commenced a lawsuit against Sweet, Azteca, ADS and Hubert Guez. See Note 10.

There were no transactions with these related parties during the Current Quarter or the Prior Year Quarter.

In November 2007, a judgment was entered in the Unzipped litigation, pursuant to which the $3.1 million in accounts payable to ADS/Azteca (previously shown as “accounts payable - subject to litigation”) was eliminated and recorded in the income statement as a benefit to the “expenses related to specific litigation”.

As a result of the judgment, in the year ended December 31, 2007 (“fiscal 2007”) the balance of the $11.0 million principal amount Sweet Note, originally issued by the Company upon the acquisition of Unzipped from Sweet in 2002, including interest, was increased from approximately $3.2 million to approximately $12.2 million as of December 31, 2007. Of this increase, approximately $6.2 million was attributed to the principal of the Sweet Note and the expense was recorded as an expense related to specific litigation. The remaining $2.8 million of the increase was attributed to related interest on the Sweet Note and recorded as interest expense. As of March 31, 2009, the full $12.2 million current balance of the Sweet Note and $1.2 million of accrued interest are included in the current portion of long term debt and accounts payable and accrued expenses, respectively.

In addition, in November 2007 the Company was awarded a judgment of approximately $12.2 million for claims made by it against Hubert Guez and ADS. As a result, the Company recorded a receivable of approximately $12.2 million and recorded the benefit in special charges for fiscal 2007. As of March 31, 2009, this receivable and the associated accrued interest of $1.2 million are included in other assets - non-current.

10.  Expenses Related to Specific Litigation

Expenses related to specific litigation consist of legal expenses and costs related to the Unzipped litigation. For the Current Quarter and Prior Year Quarter, the Company recorded expenses related to specific litigation of $0.1 million and $0.2 million, respectively. See Note 9 and Note 11for information relating to Unzipped.

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

The Court adopted these preliminary rulings as final on November 16, 2007. On the same day, the Court entered judgment against Mr. Guez in the amount of $10,964,730 and ADS in the amount of $1,272,420, and against each of the Guez defendants with regard to each and every claim that they pursued in the litigation including, without limitation, ADS’s and Azteca’s unsuccessful efforts to recover against Unzipped any account balances claimed to be owed, totaling approximately $3.5 million including interest (collectively, the “Judgments”). In entering the Judgments, the Court upheld the jury’s verdict in favor of the Company relating to its write-down of the senior subordinated note due 2012, issued by the Company to Sweet in connection with the Company’s acquisition of Unzipped for Unzipped’s 2004 fiscal year and disallowed the Company’s write-down of the Sweet Note for Unzipped’s 2005 fiscal year. The monetary portion of the Judgments accrues interest at a rate of 10% per annum from the date of the Judgments’ entry. Also on November 16, 2007, the Court issued a Memorandum Order wherein it upheld an aggregate of approximately $6,800,000 of the jury’s verdicts against Sweet and Azteca, but declined to enter judgment against these entities since it had ordered a new trial with regard to certain other damage awards entered against these entities by the jury.

On November 21, 2007, the Guez defendants filed a notice of appeal. They also filed a $49,090,491 undertaking with the Court, consisting primarily of a $43,380,491 personal surety given jointly by Gerard Guez and Jacqueline Rose Guez, bonding the monetary portions of the judgments. By Order dated December 17, 2007 the Court determined that the undertaking was adequate absent changed circumstances. This determination served to prevent the Company and its subsidiaries from pursuing collection of the monetary portions of the Judgments during the pendency of the appeal.  On November 17, 2008, plaintiffs filed a motion seeking to reject the undertaking due to changed circumstances, and a hearing with regard to this motion was held on December 11, 2008.  By Order dated February 10, 2009, the Court determined the then-pending undertaking to be insufficient, and ordered defendants to post a supplemental undertaking in the amount of $7,041,198 within 10 days to address the insufficiency.   On February 20, 2009 a supplemental undertaking in the amount of $7,041,198 was posted, consisting of cash held in a bank account jointly owned by Gerard Guez and Jacqueline Rose Guez.  Due to the posting of this supplemental undertaking, the Company and its subsidiaries remain unable to pursue collection of the monetary portions of the Judgments during the pendency of the appeal.

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

12.  Related Party Transactions

Kenneth Cole Productions, Inc.

On May 1, 2003, the Company granted Kenneth Cole Productions, Inc. the exclusive worldwide license to design, manufacture, sell, distribute and market footwear under its Bongo brand. The chairman of Kenneth Cole Productions is Kenneth Cole, who is the brother of Neil Cole, the Company's Chief Executive Officer and President. During the Current Quarter and Prior Year Quarter, the Company earned $0.2 million and $0.3 million, respectively, in royalties from Kenneth Cole Productions.

Candie’s Foundation

The Candie's Foundation, a charitable foundation founded by Neil Cole for the purpose of raising national awareness about the consequences of teenage pregnancy, owed the Company $0.5 million at March 31, 2009. The Candie's Foundation will pay-off the entire borrowing from the Company during 2009, although additional advance will be made as and when necessary.

Travel

The Company recorded expenses of approximately $178,000 and $131,000 for Current Quarter and Prior Year Quarter, respectively, for the hire and use of aircraft solely for business purposes owned by a company in which the Company’s chairman, chief executive officer and president is the sole owner. Management believes that all transactions were made on terms and conditions no less favorable than those available in the marketplace from unrelated parties.

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

The net revenues by type of license and information by geographic region are as follows:

	For the Three Months Ended
(000's omitted)	March 31,
	2009	2008
Revenues by category:
Direct-to-retail license	$23,036	$15,926
Wholesale license	27,005	37,896
Other	460	1,845
	$50,501	$55,667

Revenues by geographic region:
United States	$48,233	$52,621
Other	2,268	3,046
	$50,501	$55,667

 14.   Subsequent Events

Agreement with the Former Owners of the Danskin Brand

As part of the Danskin acquisition, completed on March 9, 2007, the purchase and sale agreement contained a provision for the payment of additional consideration of up to $15 million based on certain criteria relating to the achievement of revenue and performance targets through 2011.   On April 8, 2009, the Company entered into an agreement with Triumph Apparel Corporation (“Triumph”) relating to the earn-out consideration (the “Adjusted Earn-Out Agreement”).  Pursuant to the terms of the Adjusted Earn-Out Agreement, the earn-out consideration was discounted due to early payment from $15 million to $12 million.  The $12 million adjusted earn-out consideration was reduced by $3.5 million, representing one year of minimum royalties due from Triumph for 2009 under the Company’s current license with Triumph (which was recorded as deferred revenue) and the remaining $8.5 million was paid through the issuance of 707,547 shares of the Company’s common stock (the “Earn-Out Shares”). Further, the Company has guaranteed a cash payment to the recipients of the Earn-Out Shares if the proceeds from the sale of the Earn-Out Shares is less than $8.5 million. This guarantee will expire on or before November 8, 2009.

Accounts Payable Subject to Litigation

On April 1, 2009, the Company paid $1.9 million pursuant to a settlement agreement entered into in connection with the Redwood Shoe Company litigation.  This amount was previously included in accounts payable subject to litigation.

Acquisition of 50% of Hardy Life

On May 4, 2009, the Company acquired a 50% interest in Hardy Way LLC (“Hardy Way”) the owner of the Ed Hardy brands and trademarks, for $17.0 million, comprised of $9.0 million in cash and $8.0 million in shares of the Company’s common stock.  In addition, the seller of the 50% interest could be entitled to receive an additional $1.0 million in shares of the Company’s common stock pursuant to an earn-out based on royalties received by Hardy Way for the year ending December 31, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995. The statements that are not historical facts contained in this report are forward looking statements that involve a number of known and unknown risks, uncertainties and other factors, all of which are difficult or impossible to predict and many of which are beyond the control of the Company, which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. These risks are detailed in the Company’s Form 10-K for the fiscal year ended December 31, 2008 and other SEC filings. The words “believe”, “anticipate,” “expect”, “confident”, “project”, provide “guidance” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date the statement was made.

Executive Summary. We are a brand management company engaged in licensing, marketing and providing trend direction for a diversified and growing consumer brand portfolio. Our brands are sold across every major segment of retail distribution, from luxury to mass. As of March 31, 2009, the Company owned 17 iconic consumer brands: Candie’s, Bongo, Badgley Mischka, Joe Boxer, Rampage, Mudd, London Fog, Mossimo, Ocean Pacific/OP, Danskin, Rocawear, Cannon, Royal Velvet, Fieldcrest, Charisma, Starter, and Waverly. In addition, Scion LLC, a joint venture in which we have a 50% investment, owns the Artful Dodger brand. On May 4, 2009, the Company acquired a 50% interest in Hardy Way LLC (“Hardy Way”) the owner of the Ed Hardy trademark.  We license our brands worldwide through approximately 190 direct-to-retail and wholesale licenses for use across a wide range of product categories, including footwear, fashion accessories, sportswear, home products and décor, and beauty and fragrance. Our business model allows us to focus on our core competencies of marketing and managing brands without many of the risks and investment requirements associated with a more traditional operating company. Our licensing agreements with leading retail and wholesale partners throughout the world provide us with a predictable stream of guaranteed minimum royalties.

Our growth strategy is focused on increasing licensing revenue from our existing portfolio of brands through adding new product categories, expanding the retail penetration of its existing brands and optimizing the sales of its licensees. We will also seek to continue the international expansion of its brands by partnering with leading licensees and/or joint venture partners throughout the world. Finally, we believe we will continue to acquire iconic consumer brands with applicability to a wide range of merchandise categories and an ability to further diversify its brand portfolio.

We have and continue to focus on cost-saving measures.  These measures include a reduction of the total number of total full-time employees in the Current Quarter, as well as a continued review of all operating expenses.

Results of Operations

For the three months ended March 31, 2009

Revenue. Revenue for the Current Quarter decreased to $50.5 million from $55.7 million for the Prior Year Quarter.  The primary driver of this decrease was attributable to our Mudd brand, which is being transitioned to a direct-to-retail license with Kohl’s Corporation and will only first be launched in Kohl’s stores in the second half of 2009.

Operating Expenses. Consolidated selling, general and administrative, herein referred to as SG&A, expenses totaled $16.3 million in the Current Quarter compared to $18.7 million in the Prior Year Quarter. The decrease of $2.4 million was driven by a variety of cost saving initiatives, including: (i) a decrease of approximately $0.6 million in payroll costs related to a reduction in employee headcount, which was partially offset by the cost of severance for terminated employees; (ii) a decrease of approximately $0.6 million in advertising and marketing related expenses; (iii) a decrease of $0.5 million in professional fees; and (iv) a decrease of $0.3 million in employee travel related expenses

For the Current Quarter and the Prior Year Quarter, our expenses related to specific litigation included an expense for professional fees of approximately $0.1 million and $0.2 million, respectively, relating to litigation involving Unzipped. See Notes 9 and 10 of Notes to Consolidated Financial Statements.

Operating Income. Operating income for the Current Quarter decreased to $34.2 million, or approximately 68% of total revenue, compared to $36.8 million or approximately 66% of total revenue in the Prior Year Quarter. The increase in our operating margin percentage is primarily the result of the decrease in SG&A, offset by the decrease in revenue, for the reasons detailed above.

Other Expenses - Net – Other expenses - net decreased by $1.6 million in the Current Quarter to $9.8 million, compared to other expenses - net of $11.4 million for the Prior Year Quarter.  This decrease was primarily due to interest expense related to our variable rate debt decreased as a result of both a lower average debt balance as well as a decrease in our effective interest rate to 3.71% in the Current Quarter from 7.08% in the Prior Year Quarter.  This was offset by a decrease in interest income related to a decrease in interest rates on money invested by us during the Current Quarter.

Provision for Income Taxes. The effective income tax rate for the Current Quarter is approximately 35.8% resulting in the $8.7 million income tax expense, as compared to an effective income tax rate of 34.9% in the Prior Year Quarter which resulted in the $8.9 million income tax expense.

Net Income. The Company’s net income was $15.6 million in the Current Quarter, compared to net income of $16.5 million in the Prior Year Quarter, as a result of the factors discussed above.

Liquidity and Capital Resources

Liquidity

Our principal capital requirements have been to fund acquisitions, working capital needs, and to a lesser extent, capital expenditures. We have historically relied on internally generated funds to finance our operations and our primary source of capital needs for acquisition has been the issuance of debt and equity securities. At March 31, 2009 and December 31, 2008, our cash totaled $43.2 million and $67.3 million, respectively, including short-term restricted cash of $5.1 million and $0.9 million, respectively.  Of the $5.1 million of short-term restricted cash at March 31, 2009, $4.1 is in a cash collateral account in our name (see Note 12 of Notes to Unaudited Condensed Consolidated Financial Statements).

The Term Loan Facility requires us to repay the principal amount of the term loan outstanding in an amount equal to 50% of the excess cash flow of the subsidiaries subject to the term loan facility for the most recently completed fiscal year.   During the Current Quarter, we paid $38.7 million of the principal balance of the Term Loan Facility, which represents 50% of the excess cash flow of the subsidiaries subject to the Term Loan Facility for the year ended December 31, 2008.

On May 4, 2009, the Company acquired a 50% interest in Hardy Way, the owner of the Ed Hardy trademark, for $17.0 million, including $9.0 million in cash, which was funded entirely from cash on hand.

We believe that cash from future operations as well as currently available cash will be sufficient to satisfy our anticipated working capital requirements for the foreseeable future. We intend to continue financing future brand acquisitions through a combination of cash from operations, bank financing and the issuance of additional equity and/or debt securities. See Note 6 of Notes to Unaudited Condensed Consolidated Financial Statements for a description of certain prior financings consummated by us.

As of March 31, 2009, our marketable securities consist of auction rate securities. Beginning in the third quarter of 2007, $13.0 million of our auction rate securities had failed auctions due to sell orders exceeding buy orders. These funds will not be available to us until a successful auction occurs or a buyer is found outside the auction process. As a result, $13.0 million of auction rate securities have been written down to $7.5 million, using Level 3 inputs with present value techniques as described by the fair value hierarchy and the income approach outlined in SFAS 157, as an cumulative unrealized pre-tax loss of $5.6 million to reflect a temporary decrease in fair value. As the write-down of $5.6 million has been identified as a temporary decrease in fair value, the write-down has not impacted our earnings and is reflected as an other comprehensive loss in the stockholders’ equity section of our consolidated balance sheet.  We estimated the fair value of our auction rate securities using a discounted cash flow model where we used the expected rate of interest to be received.  We believe this decrease in fair value is temporary due to general macroeconomic market conditions, and interest is being paid in full as scheduled.  Further, we have the ability and intent to hold the securities until an anticipated full redemption, and we have no reason to believe that any of the underlying issuers of these auction rate securities or its third-party insurers are presently at risk of default. We believe our cash flow from future operations and its existing cash on hand will be sufficient to satisfy its anticipated working capital requirements for the foreseeable future, regardless of the timeliness of the auction process.

Changes in Working Capital

At March 31, 2009 and December 31, 2008 the working capital ratio (current assets to current liabilities) was 1.46 to 1 and 1.26 to 1, respectively. This increase in our working capital ratio was driven by the factors set forth below:

Operating Activities

Net cash provided by operating activities increased $6.6 million to $25.7 million in the Current Quarter from $19.1 million of net cash provided by operating activities in the Prior Year Quarter.  This increase is primarily due to an increase of $1.0 million in our non-cash deferred income taxes to $5.6 million in the Current Quarter as compared to $4.6 million in the Prior Year Quarter; a decrease of $1.7 million in prepaid advertising and other, as compared to an increase of $1.2 million in the Prior Year Quarter, and an increase in accounts receivable of $0.6 million in the Current Quarter as compared to an increase of $7.1 million in the Prior Year Quarter. The increases in accounts receivable and prepaid advertising and other in the Prior Year Quarter were primarily related to acquisitions made during the three months ended December 31, 2007.  There was no such impact in the Current Quarter as there were no new acquisitions in the Current Quarter, and the acquisition of Waverly during the three months ended December 31, 2008 only accounted for approximately $1.4 million of our $47.1 million balance of accounts receivable at December 31, 2008.  The aggregate of these increases to our cash provided by operating activities was offset by a decrease of $0.5 million in stock option expense to $1.6 million in the Current Quarter from $2.1 million in the Prior Year Quarter, a decrease of $1.0 million in accounts payable and accrued expenses in the Current Quarter as compared to an increase of $0.9 million in accounts payable and accrued expenses in the Prior Year Quarter, and an increase of $0.5 million in other assets in the Current Quarter as compared to a decrease of $0.4 million in other assets in the Prior Year Quarter.

Investing Activities

Net cash used in investing activities increased approximately $6.7 million to $6.7 million in the Current Quarter from less than $0.1 million of net cash used in investing activities in the Prior Year Quarter.  This increase is primarily due to earn-out payments totaling $6.7 million made during the Current Quarter relating to the Official-Pillowtex acquisition.

Financing Activities

Net cash used in financing activities increased $32.6 million to $47.3 million in the Current Quarter from $14.7 million of net cash used in financing activities in the Prior Year Quarter.  This increase is primarily due to payment of long term debt.  Specifically, our payment in the Prior Year Quarter of 50% of our excess cash flow from the subsidiaries subject to the term loan facility for fiscal 2007 was $15.6 million, as compared to our payment in the Current Quarter of $38.7 million, which represented 50% of our excess cash flow from the subsidiaries subject to the term loan facility for fiscal 2008.  Additionally, short-term restricted cash increased $4.2 million primarily as a result of an investment through our joint venture Scion (see Note 12 of Notes to Unaudited Condensed Consolidated Financial Statements), which was offset by a non-controlling interest contribution of $2.1 million.  Further, in the Current Quarter the tax benefit from share-based payment arrangements was $0.3 million, as compared to a $4.0 million tax benefit in the Prior Year Quarter.  Lastly, during the Current Quarter, we repurchased shares of our common stock for $1.5 million related to a stock repurchase plan authorized by our Board of Directors in November 2008.  There were no such repurchases in the Prior Year Quarter.

Other Matters

New Accounting Standards

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1 and APB 28-1”). FSP 107-1 and APB 28-1 require that disclosures about the fair value of a company’s financial instruments be made whenever summarized financial information for interim reporting periods is made. The provisions of FSP 107-1 are effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Early adoption of FSP 107-1 and APB 28-1 may be made only if FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” and FSP FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments” are also adopted early. We are currently evaluating the impact that FSP 107-1 and APB 28-1 will have on our consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). FSP 157-4 does not change the definition of fair value as detailed in FAS 157, but provides additional guidance for estimating fair value in accordance with FAS 157 when the volume and level of activity for the asset or liability have significantly decreased. The provisions of FSP 157-4 are effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. If early adoption is elected for either FAS 115-2 or FAS 107-1 and APB 28-1, FSP 157-4 must also be adopted early. We are currently evaluating the impact that FSP 157-4 will have on our consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2 and FAS 124-2”). FSP 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities and provides additional disclosure requirements for other-than-temporary impairments for debt and equity securities. FSP 115-2 and FAS 124-2 address the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The provisions of FSP 115-2 and FAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. If early adoption is elected for either FAS 157-4 or FAS 107-1 and APB 28-1, FSP 115-2 and FAS 124-2 must also be adopted early. We are currently evaluating the impact that FSP 115-2 and FAS 124-2 will have on our consolidated financial statements.

Summary of Critical Accounting Policies.

Several of the our accounting policies involve management judgments and estimates that could be significant. The policies with the greatest potential effect on our consolidated results of operations and financial position include the estimate of reserves to provide for collectability of accounts receivable. We estimate the collectability considering historical, current and anticipated trends of our licensees related to deductions taken by customers and markdowns provided to retail customers to effectively flow goods through the retail channels, and the possibility of non-collection due to the financial position of its licensees' and their retail customers. Due to our licensing model, we do not have any inventory risk and reduced its operating risks, and can reasonably forecast revenues and plan expenditures based upon guaranteed royalty minimums and sales projections provided by its retail licensees.

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We review all significant estimates affecting the financial statements on a recurring basis and records the effect of any adjustments when necessary.

In connection with our licensing model, we have entered into various trademark license agreements that provide revenues based on minimum royalties and additional revenues based on a percentage of defined sales. Minimum royalty revenue is recognized on a straight-line basis over each period, as defined, in each license agreement. Royalties exceeding the defined minimum amounts are recognized as income during the period corresponding to the licensee's sales.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets,", herein referred to as SFAS 142, which changed the accounting for goodwill from an amortization method to an impairment-only approach. Upon our adoption of SFAS 142 on February 1, 2002, we ceased amortizing goodwill. As prescribed under SFAS 142, we had goodwill tested for impairment during the years ended December 31, 2008, 2007 and 2006, and no write-downs from impairments were necessary. Our tests for impairment utilize discounted cash flow models to estimate the fair values of the individual assets. Assumptions critical to our fair value estimates are as follow: (i) discount rates used to derive the present value factors used in determining the fair value of the reporting units and trademarks; (ii) royalty rates used in our trade mark valuations; (iii) projected average revenue growth rates used in the reporting unit and trademark models; and (iv) projected long-term growth rates used in the derivation of terminal year values.  These tests factor in economic conditions and expectations of management and may change in the future based on period-specific facts and circumstances.

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

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), “Accounting for Share-Based Payment”, herein referred to as SFAS 123(R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Under SFAS 123(R), using the modified prospective method, compensation expense is recognized for all share-based payments granted prior to, but not yet vested as of, January 1, 2006. Prior to the adoption of SFAS 123(R), we accounted for our stock-based compensation plans under the recognition and measurement principles of accounting principles board, or APB, Opinion No. 25, “Accounting for stock issued to employees,” and related interpretations. Accordingly, the compensation cost for stock options had been measured as the excess, if any, of the quoted market price of our common stock at the date of the grant over the amount the employee must pay to acquire the stock.

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes”, herein referred to as SFAS 109. Under SFAS 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, management reviews both positive and negative evidence pursuant to the requirements of SFAS 109, including current and historical results of operations, the annual limitation on utilization of net operating loss carry forwards pursuant to Internal Revenue Code section 382, future income projections and the overall prospects of our business. Based upon management's assessment of all available evidence, including our completed transition into a licensing business, estimates of future profitability based on projected royalty revenues from its licensees, and the overall prospects of our business, management concluded that it is more likely than not that the net deferred income tax asset will be realized.

We adopted FASB Interepretation 48, herein referred to as FIN 48, beginning January 1, 2007. The implementation of FIN 48 did not have a significant impact on our financial position or results of operations. The total unrecognized tax benefit was $1.1 million at the date of adoption. At December 31, 2008, the total unrecognized tax benefit was $1.1 million. However, the liability is not recognized for accounting purposes because the related deferred tax asset has been fully reserved in prior years. We are continuing our practice of recognizing interest and penalties related to income tax matters in income tax expense. There was no accrual for interest and penalties related to uncertain tax positions for the year ended December 31, 2008. We file federal and state tax returns and is generally no longer subject to tax examinations for fiscal years prior to 2004.

Marketable securities, which are accounted for as available-for-sale, are stated at fair value in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”), and consist of auction rate securities. Temporary changes in fair market value are recorded as other comprehensive income or loss, whereas other than temporary markdowns will be realized through our statement of operations. On January 1, 2008, we adopted SFAS 157, which establishes a framework for measuring fair value and requires expanded disclosures about fair value measurement. While SFAS 157 does not require any new fair value measurements in its application to other accounting pronouncements, it does emphasize that a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation.

Seasonal and Quarterly Fluctuations.

The majority of the products manufactured and sold under our brands and licenses are for apparel, accessories, footwear and home products and decor, for which sales may vary as a result of holidays, weather, and the timing of product shipments. Accordingly, a portion of our revenue from its licensees, particularly from those mature licensees whose actual sales royalties exceed minimum royalties, may be subject to seasonal fluctuations. The results of operations in any quarter therefore will not necessarily be indicative of the results that may be achieved for a full fiscal year or any future quarter.

Other Factors

We continue to seek to expand and diversify the types of licensed products being produced under our various brands, as well as diversify the distribution channels within which licensed products are sold, in an effort to reduce dependence on any particular retailer, consumer or market sector. The success of the Company, however, will still remain largely dependent on our ability to build and maintain brand awareness and contract with and retain key licensees and on our licensees’ ability to accurately predict upcoming fashion trends within their respective customer bases and fulfill the product requirements of their particular retail channels within the global marketplace. Unanticipated changes in consumer fashion preferences, slowdowns in the U.S. economy, changes in the prices of supplies, consolidation of retail establishments, and other factors noted in “Part II - Item 1A-Risk Factors,” could adversely affect our licensees’ ability to meet and/or exceed their contractual commitments to us and thereby adversely affect our future operating results

Effects of Inflation. We do not believe that the relatively moderate rates of inflation experienced over the past few years in the U.S., where it primarily competes, have had a significant effect on revenues or profitability.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company limits exposure to foreign currency fluctuations by requiring substantially all of its licenses to be denominated in U.S. dollars.

The Company is exposed to potential loss due to changes in interest rates. Investments with interest rate risk include marketable securities. Debt with interest rate risk includes the fixed and variable rate debt. As of March 31, 2009, the Company had approximately $217.2 million in variable interest debt under its Term Loan Facility. See Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements for further explanation. To mitigate interest rate risks, the Company is utilizing derivative financial instruments such as interest rate hedges to convert certain portions of the Company’s variable rate debt to fixed interest rates.  If there were an adverse change of 10% in interest rates, the expected effect on net income would be immaterial.

The Company invested in certain auction rate securities. During the Current Quarter, the Company’s balance of auction rate securities failed to auction due to sell orders exceeding buy orders. These funds will not be available to us until a successful auction occurs or a buyer is found outside the auction process. The Company estimated the fair value of its auction rate securities to be $7.5 million, using a discounted cash flow model where the Company used the expected rate of interest to be received.  The Company believes this decrease in fair value is temporary due to general macroeconomic market conditions, and interest is being paid in full as scheduled.  Further, the Company has the ability and intent to hold the securities until an anticipated full redemption, and the Company has no reason to believe that any of the underlying issuers of these auction rate securities or its third-party insurers are presently at risk of default.   The cumulative effect of the failure to auction since the third quarter of fiscal 2007 has resulted in an accumulated other comprehensive loss of $5.5 million which is reflected in the stockholders’ equity section of the condensed unaudited consolidated balance sheet.

In connection with the initial sale of its convertible notes, the Company entered into convertible note hedges with the counterparties, which hedging transactions are expected, but are not guaranteed, to eliminate the potential dilution upon conversion of the convertible notes. At the same time, the Company entered into sold warrant transactions with the hedge counterparties. In connection with such transactions, the hedge counterparties entered into various over-the-counter derivative transactions with respect to the Company’s common stock and purchased the Company’s common stock; and they may enter into or unwind various over-the-counter derivatives and/or purchase or sell the Company’s common stock in secondary market transactions in the future. Such activities could have the effect of increasing, or preventing a decline in, the price of our common stock. Such effect is expected to be greater in the event we elect to settle converted notes entirely in cash. The hedge counterparties are likely to modify their hedge positions from time to time prior to conversion or maturity of the convertible notes or termination of the transactions by purchasing and selling shares of our common stock, other of our securities, or other instruments they may wish to use in connection with such hedging. In particular, such hedging modification may occur during any conversion reference period for a conversion of notes. In addition, the Company intends to exercise options it holds under the Convertible Note Hedge transactions whenever the Convertible Notes are converted and the Company has elected, with respect to such conversion, to pay a portion of the consideration then due by the Company to the Convertible Note holder in shares of the Company’s common stock. In order to unwind their hedge positions with respect to those exercised options, the hedge counterparties will likely sell shares of the Company’s common stock in secondary market transactions or unwind various over-the-counter derivative transactions with respect to our common stock during the conversion reference period for the converted notes. The effect, if any, of any of these transactions and activities on the trading price of the Company’s common stock will depend in part on market conditions and cannot be ascertained at this time, but any of these activities could adversely affect the value of the Company’s common stock. Also, the sold warrant transaction could have a dilutive effect on our earnings per share to the extent that the price of the Company’s common stock exceeds the strike price of the warrants.

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

Item 4. Controls and Procedures

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, herein referred to as the Exchange Act), as of the end of the period covered by this report. The purpose of disclosure controls is to ensure that information required to be disclosed in our reports filed with or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed to ensure that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

The principal executive officer and principal financial officer also conducted an evaluation of internal control over financial reporting, herein referred to as internal control, to determine whether any changes in internal control occurred during the quarter ended March 31, 2009 that may have materially affected or which are reasonably likely to materially affect internal control. Based on that evaluation, there has been no change in the Company’s internal control during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to affect, the Company’s internal control.

PART II. Other Information

Item 1. Legal Proceedings

See Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1A. Risk Factors.

In addition to the risk factors disclosed in Part 1, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2008, set forth below are certain factors that have affected, and in the future could affect, our operations or financial condition. We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could impact our operations. The risks described below and in our Annual Report on Form 10-K for the year ended December 31, 2008 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our financial condition and/or operating results.

Our existing and future debt obligations could impair our liquidity and financial condition, and in the event we are unable to meet our debt obligations we could lose title to our trademarks.

As of March 31, 2009, our balance sheet reflects consolidated debt of approximately $578 million, including secured debt of $328.9 million ($217.2 million under our Term Loan Facility and $111.7 million under Asset-Backed Notes issued by our subsidiary, IP Holdings), primarily all of which was incurred in connection with our acquisition activities. In accordance with FSP APB 14-1, our Convertible Notes are included in our $578 million of consolidated debt at a net debt carrying value of $236.9 million; the principal amount owed to the holders of the Convertible Notes is $287.5 million.  We may also assume or incur additional debt, including secured debt, in the future in connection with, or to fund, future acquisitions. Our debt obligations:

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

A key component of our growth strategy is the acquisition of additional trademarks. Historically, we have been involved in numerous acquisitions of varying sizes. We continue to explore new acquisitions. However, as our competitors continue to pursue our brand management model, acquisitions may become more expensive and suitable acquisition candidates could become more difficult to find. In addition, even if we successfully acquire additional trademarks, we may not be able to achieve or maintain profitability levels that justify our investment in, or realize planned benefits with respect to, those additional brands. Although we seek to temper our acquisition risks by following acquisition guidelines relating to the existing strength of the brand, its diversification benefits to us, its potential licensing scale and the projected rate of return on our investment, acquisitions, whether they be of additional intellectual property assets or of the companies that own them, entail numerous risks, any of which could detrimentally affect our results of operations and/or the value of our equity. These risks include, among others:

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

•
potential difficulties associated with the retention of key employees, and the assimilation of any other employees, that may be retained by us in connection with or as a result of our acquisitions; and

•
risks of entering new domestic and international markets (whether it be with respect to new licensed product categories or new licensed product distribution channels) or markets in which we have limited prior experience.

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

Our licensees Target Corporation or Target, Wal-Mart Stores, Inc. or Wal-Mart, Kohl's Corporation. or Kohl’s and Kmart Corporation or Kmart were our four largest direct-to-retail licensees during the Current Quarter, representing approximately 17%, 15%, 7% and 5%, respectively, of our total revenue for such period, while Li & Fung USA was our largest wholesale licensee, representing approximately 11% of our total revenue for such period. Our license agreement with Target for the Mossimo trademark grants it the exclusive U.S. license for substantially all Mossimo-branded products for a term expiring in January 2012; our second license agreement with Target for the Fieldcrest mark grants it the exclusive U.S. license for substantially all Fieldcrest-branded products for an initial term expiring in July 2010; and our third license agreement with Target grants it the exclusive U.S. license for Waverly Home for a broad range of Waverly Home-branded products for a term expiring in January 2011.  Our license agreement with Wal-Mart for the Ocean Pacific and OP trademarks grants it the exclusive license in the U.S., China, India and Brazil for substantially all Ocean Pacific/OP-branded products for an term expiring June 30, 2011; our second license agreement with Wal-Mart for the Danskin Now trademark grants it the exclusive license in the U.S. Canada, Argentina, and Central America for substantially all Danskin Now-branded products for an initial term expiring December 2010; and, our third license agreement with Wal-Mart for the Starter trademark grants it the exclusive license in the U.S., Canada and Mexico for substantially all Starter-branded products for an initial term expiring December 2013.  Our license agreement with Kohl's for the Candie’s trademark grants it the exclusive U.S. license for a wide variety of Candie’s-branded product categories for a term expiring in January 2011, and our license agreement with Kohl’s for the Mudd trademark grants it the exclusive U.S. license for a wide variety of Mudd-branded product categories for an initial term expiring in January 2011.  Our license agreement with Kmart grants it the exclusive U.S. license with respect to the Joe Boxer trademark for a wide variety of product categories for a term expiring in December 2010.   Our license agreements with Li & Fung USA grant it the exclusive worldwide license with respect to our Royal Velvet trademarks for a variety of products sold exclusively at Bed Bath & Beyond in the U.S., and the exclusive license (outside of the U.S. and Canada) for the Cannon trademark for a variety of products. The term for each of these licenses with Li & Fung USA expires on December 31, 2013. Because we are dependent on these licensees for a significant portion of our licensing revenue, if any of them were to have financial difficulties affecting its ability to make guaranteed payments, or if any of these licensees decides not to renew or extend its existing agreement with us, our revenue and cash flows could be reduced substantially.

We are dependent upon our chief executive officer and other key executives. If we lose the services of these individuals we may not be able to fully implement our business plan and future growth strategy, which would harm our business and prospects.

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

As of March 31, 2009, goodwill represented approximately $151.5 million, or approximately 11% of our total assets, and trademarks and other intangible assets represented approximately $1,058.7 million, or approximately 76% of our total assets. Under SFAS 142, goodwill and indefinite life intangible assets, including some of our trademarks, are no longer amortized, but instead are subject to impairment evaluation based on related estimated fair values, with such testing to be done at least annually. While, to date, no impairment write-downs have been necessary, any write-down of goodwill or intangible assets resulting from future periodic evaluations would, as applicable, either decrease our net income or increase our net loss, and those decreases or increases could be material.

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

Marketable securities consist of auction rate securities. From the third quarter of 2007 to the present, our balance of auction rate securities failed to auction due to sell orders exceeding buy orders. These funds will not be available to us until a successful auction occurs or a buyer is found outside the auction process. As a result, $13.0 million of auction rate securities have been written down to approximately $7.5 million, based on our analysis, as an unrealized pre-tax loss to reflect a temporary decrease in fair value, reflected as an accumulated other comprehensive loss of $5.5 million in the stockholders’ equity section of our unaudited condensed consolidated balance sheet. We estimated the fair value of our auction rate securities using a discounted cash flow model where we used the expected rate of interest to be received.  We believe this decrease in fair value is temporary due to general macroeconomic market conditions, and interest is being paid in full as scheduled.  Further, we have the ability and intent to hold the securities until an anticipated full redemption, and we have no reason to believe that any of the underlying issuers of these auction rate securities or its third-party insurers are presently at risk of default.  However, there are no assurances that a successful auction will occur, or that we can find a buyer outside the auction process.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table represents information with respect to purchases of common stock made by the Company during the three months ended March 31, 2009:

Month of purchase	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs
January 1 – January 31	-	$-	$-	$73,177,253
February 1 – February 28	3,080	$7.96	$-	$73,177,253
March 1 – March 31	200,667	$7.26	$200,000	$71,722,003
Total	203,747	$7.27	$200,000	$71,722,003

(1)   On November 3, 2008, the Company announced that the Board of Directors authorized the repurchase of up to $75 million of the Company's common stock over a period ending October 30, 2011. This authorization replaced any prior plan or authorization. The current plan does not obligate the Company to repurchase any specific number of shares and may be suspended at any time at management's discretion. Amounts not purchased under the stock repurchase program represent shares surrendered to the Company to pay withholding taxes due upon the vesting of restricted stock

Item 6. Exhibits

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

Exhibit 31.1	Certification of Chief Executive Officer Pursuant To Rule 13a-14 or 15d-14 of The Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Pursuant To Rule 13a-14 or 15d-14 of The Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Iconix Brand Group, Inc. (Registrant)

Date: May 8, 2009	/s/ Neil Cole
Neil Cole Chairman of the Board, President and Chief Executive Officer (on Behalf of the Registrant)

Date: May 8, 2009	/s/ Warren Clamen
Warren Clamen Executive Vice President and Chief Financial Officer