Form 10-Q
period 2009-06-30
ICONIX BRAND GROUP, INC.
filed 2009-08-07
CIK 857737

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2009

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

Large accelerated filer ☒	Accelerated filer ☐

Non - accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes  ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.001 Par Value – 71,299,210 shares as of August 4, 2009.

INDEX

FORM 10-Q

Iconix Brand Group, Inc. and Subsidiaries

Part I.  Financial Information
Item 1. Financial Statements

Iconix Brand Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except par value)

	June 30,	December 31,
	2009	2008(1)
	(unaudited)
Assets
Current Assets:
Cash (including restricted cash of $5,247 in 2009 and $875 in 2008)	$200,191	$67,279
Accounts receivable	57,909	47,054
Deferred income tax assets	1,556	1,655
Prepaid advertising and other	13,406	14,375
Total Current Assets	273,062	130,363
Property and equipment:
Furniture, fixtures and equipment	9,207	9,187
Less: Accumulated depreciation	(3,140)	(2,468)
	6,067	6,719
Other Assets:
Restricted cash	15,866	15,866
Marketable securities	6,801	7,522
Goodwill	165,001	144,725
Trademarks and other intangibles, net	1,056,966	1,060,460
Deferred financing costs, net	5,659	6,524
Non-current deferred income tax assets	23,236	25,463
Investments and joint ventures	21,633	4,097
Other assets – non-current	17,960	18,520
	1,313,122	1,283,177
Total Assets	$1,592,251	$1,420,259

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$10,559	$22,392
Accounts payable, subject to litigation	-	1,878
Deferred revenue	4,094	5,570
Current portion of long-term debt	59,398	73,363
Total current liabilities	74,051	103,203

Non-current deferred income taxes	127,402	118,469
Long-term debt, less current maturities	516,700	545,226
Long term deferred revenue	9,559	9,272
Total Liabilities	727,712	776,170

Commitments and contingencies

Stockholders' Equity
Common stock, $.001 par value shares authorized 150,000; shares issued 71,389 and 58,077 respectively	71	58
Additional paid-in capital	719,019	533,235
Retained earnings	155,298	120,358
Accumulated other comprehensive loss	(4,274)	(3,880)
Less: Treasury stock – 1,143 and 921 shares at cost, respectively	(7,369)	(5,682)
Total Iconix Stockholders’ Equity	862,745	644,089
Non-controlling interest	1,794	-
Total Stockholders’ Equity	864,539	644,089
Total Liabilities and Stockholders' Equity	$1,592,251	$1,420,259

(1) As adjusted due to implementation of FSP APB 14-1.  See Notes 2 and 6.

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Income Statements
(in thousands, except earnings per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008(1)	2009	2008(1)

Licensing revenue	$56,408	51,700	106,909	107,367

Selling, general and administrative expenses	17,368	18,320	33,638	37,031
Expenses related to specific litigation	83	195	137	386

Operating income	38,957	33,185	73,134	69,950

Other expenses:
Interest expense	10,111	11,290	20,549	24,236
Interest income	(572)	(849)	(1,175)	(2,415)
Equity earnings on joint ventures	(770)	—	(807)	—
Other expenses - net	8,769	10,441	18,567	21,821

Income before income taxes	30,188	22,744	54,567	48,129

Provision for income taxes	10,897	8,111	19,627	16,975

Net income	$19,291	14,633	34,940	31,154

Earnings per share:
Basic	$0.31	0.25	0.58	0.54

Diluted	$0.30	0.24	0.56	0.51

Weighted average number of common shares outstanding:
Basic	62,467	57,719	60,044	57,572

Diluted	65,060	61,279	62,765	61,315

(1) As adjusted due to implementation of FSP APB 14-1.  See Notes 2 and 6.

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statement of Stockholders' Equity

Six Months Ended June 30, 2009
(in thousands)

					Accumulated
			Additional		Other		Non-
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Controlling
	Shares	Amount	Capital	Earnings	Loss	Stock	Interest	Total
Balance at January 1, 2009 - as adjusted (1)	58,156	$58	$533,235	$120,358	$(3,880)	$(5,682)	$-	$644,089
Shares issued on exercise of stock options	742	1	2,638	-	-	-	-	2,639
Shares issued on vesting of restricted stock	127	-	-	-	-	-	-	-
Shares repurchased on the open market	(200)	-	-	-	-	(1,455)	-	(1,455)
Shares issued for earn-out on acquisition	1,297	1	15,675	-	-	-	-	15,676
Issuance of new stock	10,700	11	152,787	-	-	-	-	152,798
Issuance of common stock related to joint venture	589	-	7,999	-	-	-	-	7,999
Shares repurchased on vesting of restricted stock and exercise of stock options	(22)	-	-	-	-	(232)	-	(232)
Tax benefit of stock option exercises	-	-	3,302	-	-	-	-	3,302
Amortization expense in connection with restricted stock	-	-	3,327	-	-	-	-	3,327
Amortization expense in connection with convertible notes			56	-	-	-	-	56
Comprehensive income:
Net income	-	-	-	34,940	-	-	-	34,940
Change in fair value of cash flow hedge, net of tax	-	-	-	-	-	-	-	-
Realization of cash flow hedge, net of tax				-	68	-	-	68
Change in fair value of securities, net of tax	-	-	-	-	(462)	-	-	(462)
Total comprehensive income	-	-	-	-	-	-	-	34,546
Increase in non-controlling interest	-	-	-	-	-	-	1,794	1,794
Balance at June 30, 2009	71,389	$71	$719,019	$155,298	$(4,274)	$(7,369)	$1,794	$864,539

(1) As adjusted due to implementation of FSP APB 14-1.  See Notes 2 and 6.

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2009	2008(1)
Cash flows from operating activities:
Net income	$34,940	31,154
Depreciation of property and equipment	672	290
Amortization of trademarks and other intangibles	3,563	3,701
Amortization of deferred financing costs	1,161	879
Amortization of convertible note discount	6,761	6,298
Stock-based compensation expense	3,327	4,355
Expiration of cash flow hedge	106	-
Change in non-controlling interest	(271)	-
Change in allowance for bad debts	542	216
Equity investment in joint venture	(536)	-
Deferred income taxes	11,259	9,239
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(11,397)	(6,917)
Prepaid advertising and other	969	(8,657)
Other assets	560	638
Deferred revenue	(1,189)	(4,039)
Accrued interest on long-term debt	237	1,150
Accounts payable and accrued expenses	(8,826)	(689)
Net cash provided by operating activities	41,878	37,618
Cash flows used in investing activities:
Purchases of property and equipment	(20)	(4,125)
Additions to trademarks	(68)	(356)
Collection on promissory note	-	1,000
Acquisition of 50% interest in Ed Hardy	(9,000)	-
Earn-out payment on acquisition	(9,400)	(1,663)
Net cash used in investing activities	(18,488)	(5,144)
Cash flows used in financing activities:
Proceeds from issuance of new stock, net of cost	152,787	-
Proceeds from exercise of stock options and warrants	2,638	1,715
Shares repurchased on vesting of restricted stock and exercise of stock options	(232)	(662)
Shares repurchased on the open market	(1,455)	-
Payment of long-term debt	(49,584)	(25,592)
Non-controlling interest contribution	2,066	-
Excess tax benefit from share-based payment arrangements	3,302	6,806
Restricted cash - current	(4,372)	3,864
Restricted cash - non-current	-	(700)
Net cash provided by (used in) financing activities	105,150	(14,569)
Net (decrease) increase in cash and cash equivalents	128,540	17,905
Cash, beginning of period	66,404	48,067
Cash, end of period	$194,944	65,972
Balance of restricted cash - current	5,247	1,341
Total cash including current restricted cash, end of period	$200,191	67,313

(1) As adjusted due to implementation of FSP APB 14-1.  See Notes 2 and 6.

Supplemental disclosure of cash flow information:

	Six Months Ended June 30,
	2009	2008

Cash paid during the period:
Income taxes	$5,332	$5,209
Interest	$11,917	$17,215

 Supplemental disclosures of non-cash investing and financing activities:

	Six Months Ended June 30,
	2009	2008
Acquisitions:
Common stock issued	$8,000	$-

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2009

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of Iconix Brand Group, Inc. (the "Company", “we”, “us”, or “our”), all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months (“Current Quarter”) and six months (“Current Six Months”) ended June 30, 2009 are not necessarily indicative of the results that may be expected for a full fiscal year.

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008 (“fiscal 2008”).  Subsequent events were evaluated through August 6, 2009, the date these financial statements were issued.

2.  Changes in Accounting

In the first quarter of 2009, the Company adopted the provisions of Financial Accounting Standards Board Staff Position APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion” (“FSP APB 14-1”), which changed the accounting for convertible debt instruments with cash settlement features. FSP APB 14-1 applies to the Company’s previously issued 1.875% convertible senior subordinated notes (“Convertible Notes”). In accordance with FSP APB 14-1, the Company recognized the liability component of its Convertible Notes at fair value. The liability component is recognized as the fair value of a similar instrument that does not have a conversion feature at issuance. The equity component, which is the value of the conversion feature at issuance, is recognized as the difference between the proceeds from the issuance of the Convertible Notes and the fair value of the liability component, after adjusting for the deferred tax impact. The Convertible Notes were issued at a coupon rate of 1.875%, which was below that of a similar instrument that does not have a conversion feature.  The Company recognizes an effective interest rate of 7.85% on the carrying amount of the Convertible Notes.  The effective rate is based on the rate for a similar instrument that does not have a conversion feature. As such, the valuation of the debt component, using the income approach, resulted in a debt discount of $73.4 million at inception. The debt discount is amortized over the expected life of the debt, which is also the stated life of the debt. See Note 6 for further discussion.

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

The impact of implementing FSP APB 14-1 for the six months ended June 30, 2008 (“Prior Year Six Months”) has increased interest expense by approximately $5.7 million and decreased the provision for income taxes by $2.2 million, the net result of which decreased net income by approximately $3.4 million and decreased diluted earnings per share by $0.06.

The impact of implementing FSP APB 14-1 for the Current Six Months has increased interest expense by $6.1 million and decreased the provision for income taxes by $2.2 million, the net result of which decreased net income by $3.9 million and decreased diluted earnings per share by $0.06.

3.  Investments and Joint Ventures

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

At inception, the Company determined that it would consolidate Scion since, under Financial Accounting Standards Board (“FASB”) Interpretations No. 46 “Consolidation of Variable Interest Entities – revised” (“FIN 46R”), the Company effectively holds a 100% equity interest and is the primary beneficiary in the variable interest entity. For the Current Quarter and Current Six Months, the impact of consolidating the joint venture into the Company’s unaudited condensed consolidated statement of income decreased net income by $0.2 million and $0.4 million, respectively.  The impact of consolidating the joint venture in the three months ended June 30, 2008 (“Prior Year Quarter”) decreased net income by $0.2 million; the impact of consolidating the joint venture in the six months ended June 30, 2008 (“Prior Year Six Months”) was immaterial to the Company.

At June 30, 2009, the impact of consolidating the joint venture on the Company’s unaudited condensed consolidated balance sheet has increased current assets by $0.9 million, non-current assets by $14.8 million and current liabilities by $1.1 million.  At December 31, 2008, the impact of consolidating the joint venture on the Company’s consolidated balance sheet had increased current assets by $3.5 million, non-current assets by $15.3 million and current liabilities by $2.3 million.

As of June 30, 2009 and December 31, 2008, the Company’s equity at risk in Scion was approximately $21.4 million and $16.0 million, respectively. At June 30, 2009 and December 31, 2008, the carrying value of the consolidated assets that are collateral for the variable interest entity’s obligations total $14.2 million and $14.7 million, respectively, which is comprised of the Artful Dodger trademark. The assets of the Company are not available to the variable interest entity's creditors.

On March 12, 2009, the Company, through its investment in Scion, effectively acquired a 16.5% interest in one of its licensees for $1. The Company has determined that this entity is a variable interest entity as defined by FIN 46R.  However, the Company is not the primary beneficiary; therefore, the investment in this entity is accounted for under the cost method of accounting.  As part of the transaction, the Company and its Scion partner each contributed approximately $2.1 million to Scion, which was deposited as cash collateral under the terms of the entity’s financing agreements.  The contributed cash, owned by Scion, is included as short-term restricted cash in the Company’s balance sheet.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires the recognition of a non-controlling interest (formerly known as a “minority interest”) as equity in the consolidated financial statements and separate from the parent’s equity. For the Current Quarter and Current Six Months, the amount of net income attributable to the non-controlling interest is approximately $0.1 million and $0.3 million and has been included in equity earnings on joint venture in the unaudited condensed consolidated income statement.

Iconix China

On September 5, 2008, the Company and Novel Fashions Holdings Limited (“Novel”) formed a joint venture (“Iconix China”) to develop, exploit and market the Company's brands in the People’s Republic of China, Hong Kong, Macau and Taiwan (the “China Territory”). Pursuant to the terms of this transaction, the Company contributed to Iconix China substantially all rights to its brands in the China Territory and committed to contribute $5.0 million, and Novel committed to contribute $20 million.  Upon closing of the transaction, the Company contributed $2.0 million and Novel contributed $8.0 million.  The balance of the parties’ respective contributions are due in September 2009 and September 2010.

At inception, the Company determined, in accordance with FIN 46R, based on the corporate structure, voting rights and contributions of the Company and Novel, that Iconix China is a variable interest entity and not subject to consolidation, as, under FIN46R, the Company is not the primary beneficiary of Iconix China.  The Company has recorded its investment under the equity method of accounting.

At June 30, 2009, the Company’s maximum exposure for this joint venture was $6.6 million. At December 31, 2008, the Company’s maximum exposure was $7.1 million.

At June 30, 2009, Iconix China’s balance sheet included approximately $6.3 million in current assets, $23.3 million in total assets, $0.2 million in current liabilities, and $0.2 million in total liabilities.  For the Current Quarter, Iconix China’s statement of operations reflects approximately $0.1 million in revenue and approximately $0.4 million in operating expenses.  For the Current Six Months, Iconix China’s statement of operations reflects that it had approximately $0.1 million in revenue and approximately $1.1 million in operating expenses.  As a result, for the Current Quarter and Current Six Months, the Company recorded an equity loss of approximately $0.2 million and $0.5 million, respectively, on its equity investment in the Iconix China joint venture.

At December 31, 2008, Iconix China’s balance sheet included approximately $8.3 million in current assets, $25.1 million in total assets, $1.2 million in current liabilities, and $1.2 million in total liabilities.

Iconix Latin America

In December 2008, the Company contributed substantially all rights to its brands in Mexico, Central America, South America, and the Caribbean (the “Latin America Territory”) to Iconix Latin America LLC (“Iconix Latin America”), a then newly formed subsidiary of the Company.  On December 29, 2008, New Brands America LLC (“New Brands”), an affiliate of the Falic Group, purchased a 50% interest in Iconix Latin America. Pursuant to the terms of this transaction, the Company has contributed substantially all rights to its brands in the Latin America Territory.  In consideration for its 50% interest in Iconix Latin America, New Brands agreed to pay $6.0 million to the Company.  New Brands paid $1.0 million upon closing of this transaction and has committed to pay an additional $5.0 million over the 30-month period following closing, of which $0.5 million was paid during the Current Six Months.  As of June 30, 2009, the balance owed to the Company under this obligation is $4.5 million.  The current portion of $2.5 million is included in the unaudited condensed consolidated balance sheet in prepaid advertising and other and the long term portion of $2.0 million is included in other assets – non-current.

Based on the corporate structure, voting rights and contributions of the Company and New Brands, Iconix Latin America is not subject to consolidation.   This conclusion was based on the Company’s determination that the entity met the criteria to be considered a “business,” and therefore was not subject to consolidation due to the “business scope exception” of FIN 46R. As such, the Company has recorded its investment under the equity method of accounting.

During the Current Quarter and Current Six Months, the Company recorded equity earnings of $0.2 million and $0.4 million, respectively, on its equity investment in the Iconix Latin America joint venture.

Ed Hardy

On May 4, 2009, the Company acquired a 50% interest in Hardy Way LLC (“Hardy Way”), the owner of the Ed Hardy brands and trademarks, for $17.0 million, comprised of $9.0 million in cash and 588,688 shares of the Company’s common stock valued at $8.0 million.  In addition, the seller of the 50% interest or his affiliate may be entitled to receive an additional $1.0 million in shares of the Company’s common stock pursuant to an earn-out based on royalties received by Hardy Way for the year ending December 31, 2009.

Based on the corporate structure, voting rights and contributions of the Company and Hardy Way, Hardy Way is not subject to consolidation.   This conclusion was based on the Company’s determination that the entity met the criteria to be considered a “business,” and therefore was not subject to consolidation due to the “business scope exception” of FIN 46R. As such, the Company has recorded its investment under the equity method of accounting.

At June 30, 2009, Hardy Way’s balance sheet included approximately $1.3 million in current assets, $1.3 million in total assets, $0.2 million in current liabilities, and $0.2 million in total liabilities.  For the Current Quarter, Hardy Way’s statement of operations reflects that it had approximately $1.3 million in revenue and approximately $0.2 million in operating expenses.  As a result, during the Current Quarter, the Company recorded equity earnings of approximately $0.6 million on its equity investment in the Hardy Way joint venture, representing the Company’s 50% equity interest in Hardy Way.

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

To determine the fair value of certain financial instruments, the Company relies on Level 2 inputs generated by market transactions of similar instruments where available, and Level 3 inputs using an income approach when Level 1 and Level 2 inputs are not available. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and financial liabilities and their placement within the fair value hierarchy. The following table summarizes the instruments measured at fair value at June 30, 2009:

Carrying Amount as of
June 30, 2009				Valuation
(000's omitted)	Level 1	Level 2	Level 3	Technique
Marketable Securities	$-	$-	$6,800	(B)
Cash Flow Hedge	$-	$1	$-	(A)

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

Marketable Securities

Marketable securities, which are accounted for as available-for-sale, are stated at fair value in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS 115”) and consist of auction rate securities (“ARS”). Temporary changes in fair market value are recorded as other comprehensive income or loss, whereas other than temporary markdowns will be realized through the Company’s income statement.

As of June 30, 2009, the Company held ARS with a face value of $13.0 million and a fair value of $6.8 million.  In December 2008, the insurer of the ARS exercised its put option to replace the underlying securities of the ARS with its preferred securities. Although the ARS have paid cash dividends according to their stated terms, the Company has received notice from the insurer that the payment of cash dividends will cease after July 31, 2009 and will only be resumed if the board of directors of the insurer declares such cash dividends to be payable at a later date.  Prior to the cessation of cash dividend payments, the Company estimated the fair value of its ARS with a discounted cash flow model where the Company used the expected rate of cash dividends to be received.  As the cash dividend payments will cease after July 31, 2009, the Company changed its methodology for estimating the fair value of the ARS as of June 30, 2009.  As of June 30, 2009, the Company estimated the fair value of its ARS using the present value of the weighted average of several scenarios of recovery based on management’s assessment of the probability of each scenario. The Company considered a variety of factors in its model including: credit rating of the issuer and insurer, comparable market data (if available), current macroeconomic market conditions, quality of the underlying securities, and the probabilities of several levels of recovery and reinstatement of cash dividend payments.  As a result of its evaluation, during the Current Quarter and the Current Six Months the Company has recorded an unrealized pre-tax loss of approximately $0.7 million and $0.7 million, respectively, in accumulated other comprehensive loss as a reduction to stockholders’ equity to reflect a temporary decline in the fair value of the ARS.  The Company believes the decrease in fair value is temporary due to general macroeconomic market conditions.  Further, the Company has the ability and intent to hold the ARS until an anticipated full redemption. These funds will not be available to the Company until a successful auction occurs or a buyer is found outside the auction process. As the ARS have failed to auction and may not auction successfully in the near future, the Company has classified its ARS as non-current. The Company continues to monitor the auction rate securities market and considers its impact, if any, on the fair value of its ARS.  The following table summarizes the activity for the period:

	For the Three Months Ended		For the Six Months Ended
Auction Rate Securities (000's omitted)	June 30,		June 30,
	2009	2008	2009	2008
Balance at beginning of period	$7,456	$10,660	$7,522	$10,920
Additions	-	-	-	-
Gains (losses) reported in earnings	-	-	-	-
Losses reported in accumulated other comprehensive loss	(655)	-	(721)	(260)
Balance at end of period	$6,801	$10,660	$6,801	$10,660

Cash Flow Hedge

On July 26, 2007, the Company purchased a hedge instrument from Lehman Brothers Special Financing Inc. (“LBSF”) to mitigate the cash flow risk of rising interest rates on the Term Loan Facility (see Note 6 for a description of this credit agreement). This hedge instrument caps the Company’s exposure to rising interest rates at 6.00% for LIBOR for 50% of the forecasted outstanding balance of the Term Loan Facility (“Interest Rate Cap”). Based on management’s assessment, the Interest Rate Cap qualifies for hedge accounting under SFAS 133 “Accounting for Derivative Instruments and Hedging Transactions”. On a quarterly basis, the value of the hedge is adjusted to reflect its current fair value, with any adjustment flowing through other comprehensive income. The fair value of this instrument is obtained by comparing the characteristics of this cash flow hedge with similarly traded instruments, and is therefore classified as Level 2 in the fair value hierarchy. At June 30, 2009, the fair value of the Interest Rate Cap was approximately $1,000. On October 3, 2008, LBSF filed a petition for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. The Company currently believes that the LBSF bankruptcy filing and its potential impact on LBSF will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Financial Instruments

At June 30, 2009 and December 31, 2008, the fair values of cash and cash equivalents, receivables and accounts payable approximated their carrying values due to the short-term nature of these instruments. The fair value of the note receivable from New Brands approximates its $4.5 million carrying value.  The estimated fair values of other financial instruments subject to fair value disclosures, determined based on broker quotes or quoted market prices or rates for the same or similar instruments, and the related carrying amounts are as follows:

(000's omitted)	June 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$576,098	$567,693	$618,589	$534,098

Financial instruments expose the Company to counterparty credit risk for nonperformance and to market risk for changes in interest.  The Company manages exposure to counterparty credit risk through specific minimum credit standards, diversification of counterparties and procedures to monitor the amount of credit exposure. The Company’s financial instrument counterparties are substantial investment or commercial banks with significant experience with such instruments.

Non-Financial Assets and Liabilities

On January 1, 2009, the Company adopted the provisions of SFAS 157 with respect to its non-financial assets and liabilities requiring non-recurring adjustments to fair value. The Company uses level 3 inputs and the income method to measure the fair value of its non-financial assets and liabilities.  The Company had no adjustments in the Current Six Months.  The Company has goodwill, which is tested for impairment at least annually, as required by SFAS 142.  Further, in accordance with SFAS 142, the Company’s indefinite-lived trademarks are tested for impairment at least annually, on an individual basis as separate single units of accounting.  Similarly, consistent with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company assesses whether or not there is impairment of the Company’s definite-lived trademarks.  See Note 5.

5.  Trademarks and Other Intangibles, net

Trademarks and other intangibles, net consist of the following:

		June 30, 2009		December 31, 2008

	Estimated	Gross		Gross
	Lives in	Carrying	Accumulated	Carrying	Accumulated
(000's omitted)	Years	Amount	Amortization	Amount	Amortization

Indefinite life trademarks	indefinite	$1,035,444	$9,498	$1,035,382	$9,498
Definite life trademarks	10-15	19,567	2,961	19,561	2,252
Non-compete agreements	2-15	10,075	6,854	10,075	6,098
Licensing agreements	1-9	22,193	11,177	22,193	9,136
Domain names	5	570	393	570	337
		$1,087,849	$30,883	$1,087,781	$27,321

Amortization expense for intangible assets was $1.8 million for both the Current Quarter and the Prior Year Quarter, and $3.6 million and $3.7 million for the Current Six Months and the Prior Year Six Months, respectively. The trademarks of Candies, Bongo, Joe Boxer, Rampage, Mudd, London Fog, Mossimo, Ocean Pacific, Danskin, Rocawear, Cannon, Royal Velvet, Fieldcrest, Charisma, Starter and Waverly have been determined to have an indefinite useful life and accordingly, consistent with SFAS 142, no amortization will be recorded in the Company's consolidated income statements. Instead, each of these intangible assets will be tested for impairment at least annually on an individual basis as separate single units of accounting, with any related impairment charge recorded to the statement of operations at the time of determining such impairment.  Similarly, consistent with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, there was no impairment of the definite-lived trademarks.

6.  Debt Arrangements

The Company's debt is comprised of the following:

	June 30,	December 31,
(000’s omitted)	2009	2008
Convertible Senior Subordinated Notes (Note 2)	$240,357	$233,999
Term Loan Facility	217,336	255,307
Asset-Backed Notes	106,219	117,097
Sweet Note (Note 7)	12,186	12,186
Total Debt	$576,098	$618,589

Convertible Senior Subordinated Notes

On June 20, 2007, the Company completed the issuance of $287.5 million principal amount of the Company's Convertible Notes in a private offering to certain institutional investors. The net proceeds received by the Company from the offering were approximately $281.1 million.

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

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008.  The Company has evaluated the impact of EITF 07-5, and has determined it has no impact on the Company’s results of operations and financial position in the Current Six Months, and will have no impact on the Company’s results of operations and financial position in future fiscal periods.

At June 30, 2009 and December 31, 2008, the amount of the Convertible Notes accounted for as a liability under FSP APB 14-1 was $240.4 million and $234.0 million, and is reflected on the unaudited condensed consolidated balance sheets as follows:

	June 30,	December 31,
(000’s omitted)	2009	2008
Equity component carrying amount	$41,309	$41,309
Unamortized discount	47,143	53,501
Net debt carrying amount	240,357	233,999

For the Current Quarter and the Prior Year Quarter, the Company recorded additional non-cash interest expense of $3.2 million and $2.9 million, respectively, representing the difference between the stated interest rate on the Convertible Notes and the rate for a similar instrument that does not have a conversion feature.  For the Current Six Months and the Prior Year Six Months, the Company recorded additional non-cash interest expense of approximately $6.3 million and approximately $5.7 million, respectively.

For both the Current Quarter and the Prior Year Quarter, contractual interest expense relating to the Convertible Notes was approximately $1.3 million.  For both the Current Six Months and the Prior Year Six Months, contractual interest expense relating to the Convertible Notes was approximately $2.7 million.

The Convertible Notes do not provide for any financial covenants.

In connection with the sale of the Convertible Notes, the Company entered into hedges for the Convertible Notes (“Convertible Note Hedges”) with respect to its common stock with two entities, one of which was Lehman Brothers OTC Derivatives Inc. (“Lehman OTC” and together with the other counterparty, the “Counterparties”). Pursuant to the agreements governing these Convertible Note Hedges, the Company purchased call options (the “Purchased Call Options”) from the Counterparties covering up to approximately 10.4 million shares of the Company's common stock of which 40% were purchased from Lehman OTC. These Convertible Note Hedges are designed to offset the Company's exposure to potential dilution upon conversion of the Convertible Notes in the event that the market value per share of the Company's common stock at the time of exercise is greater than the strike price of the Purchased Call Options (which strike price corresponds to the initial conversion price of the Convertible Notes and is simultaneously subject to certain customary adjustments). On June 20, 2007, the Company paid an aggregate amount of approximately $76.3 million of the proceeds from the sale of the Convertible Notes for the Purchased Call Options, of which $26.7 million was included in the balance of deferred income tax assets at June 30, 2007 and is being recognized over the term of the Convertible Notes. As of June 30, 2009, the balance of deferred income tax assets related to this transaction was $16.1 million.

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

The Company has evaluated the impact of adopting EITF 07-5 as it relates to the Sold Warrants, and has determined it has no impact on the Company’s results of operations and financial position in the Current Six Months, and will have no impact on the Company’s results of operations and financial position in future fiscal periods.

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

As of June 30, 2009, the Company may borrow an additional $36.8 million under the terms of the Term Loan Facility.

The guarantees under the Term Loan Facility are secured by a pledge to LCPI, for the benefit of the Lenders, of, among other things, the Ocean Pacific/OP, Danskin, Rocawear, Mossimo, Cannon, Royal Velvet, Fieldcrest, Charisma, Starter and Waverly trademarks and related intellectual property assets, license agreements and proceeds therefrom. Amounts outstanding under the Term Loan Facility bear interest, at the Company’s option, at the Eurodollar rate or the prime rate, plus an applicable margin of 2.25% or 1.25%, as the case may be, per annum. The Credit Agreement provides that the Company is required to repay the outstanding term loan in equal quarterly installments in annual aggregate amounts equal to 1.00% of the aggregate principal amount of the loans outstanding, subject to adjustment for prepayments, in addition to an annual payment equal to 50% of the excess cash flow from the subsidiaries subject to the Term Loan Facility, as described in the Credit Agreement, with any remaining unpaid principal balance to be due on April 30, 2013 (the “Loan Maturity Date”). Upon completion of the Convertible Notes offering, the Loan Maturity Date was accelerated to January 2, 2012. The Term Loan Facility can be prepaid, without penalty, at any time. On March 11, 2008, the Company paid to LCPI, for the benefit of the Lenders, $15.6 million, representing 50% of the excess cash flow from the subsidiaries subject to the Term Loan Facility for the year ended December 31, 2007. As a result of such payment, the Company is no longer required to pay the quarterly installments described above. The Term Loan Facility requires the Company to repay the principal amount of the term loan outstanding in an amount equal to 50% of the excess cash flow of the subsidiaries subject to the Term Loan Facility for the most recently completed fiscal year. During the Current Six Months, the Company paid to LCPI, for the benefit of the Lenders, $38.7 million, representing 50% of the excess cash flow from the subsidiaries subject to the Term Loan Facility for the year ended December 31, 2008.  As of June 30, 2009, $24.0 million has been classified as current portion of long-term debt, which represents 50% of the excess cash flow for the Current Six Months of the subsidiaries subject to the Term Loan Facility.  The aggregate amount of 50% of the excess cash flow for all four quarters in 2009 will be paid during the first quarter of 2010.    For the Current Six Months, the effective interest rate of the Term Loan Facility was 3.47%.  At June 30, 2009, the balance of the Term Loan Facility was $217.3 million.  As of June 30, 2009, the Company was in compliance with all material covenants set forth in the Credit Agreement. The $272.5 million in proceeds from the Term Loan Facility were used by the Company as follows: $204.0 million was used to pay the cash portion of the initial consideration for the acquisition of the Rocawear brand; $2.1 million was used to pay the costs associated with the Rocawear acquisition; $60 million was used to pay the consideration for the acquisition of the Starter brand; and $3.9 million was used to pay costs associated with the Term Loan Facility. The costs of $3.9 million relating to the Term Loan Facility have been deferred and are being amortized over the life of the loan, using the effective interest method. As of June 30, 2009, the subsidiaries subject to the Term Loan Facility were Studio IP Holdings, SHM, OP Holdings, OPHM, Mossimo Holdings, MI,  Official-Pillowtex and PHMLLC (collectively, the “Term Loan Facility Subsidiaries”). As of June 30, 2009, the Term Loan Facility Subsidiaries, directly or indirectly, owned the following trademarks: Danskin, Rocawear, Starter, Ocean Pacific/OP, Mossimo, Cannon, Royal Velvet, Fieldcrest, Charisma and Waverly.

On July 26, 2007, the Company purchased a hedge instrument to mitigate the cash flow risk of rising interest rates on the Term Loan Facility. See Note 4 for further information.

Asset-Backed Notes

The financing for certain of the Company's acquisitions has been accomplished through private placements by its subsidiary, IP Holdings LLC ("IP Holdings") of asset-backed notes ("Asset-Backed Notes") secured by intellectual property assets (trade names, trademarks, license agreements and payments and proceeds with respect thereto relating to the Candie’s, Bongo, Joe Boxer, Rampage, Mudd and London Fog brands) of IP Holdings. At June 30, 2009, the balance of the Asset-Backed Notes was $106.2 million.

Cash on hand in the bank account of IP Holdings is restricted at any point in time up to the amount of the next debt principal and interest payment required under the Asset-Backed Notes. Accordingly, $1.1 million and $0.9 million as of June 30, 2009 and December 31, 2008, respectively, are included as restricted cash within the Company's current assets. Further, in connection with IP Holdings' issuance of Asset-Backed Notes, a reserve account has been established and the funds on deposit in such account will be applied to the final principal payment with respect to the Asset-Backed Notes. Accordingly, as of June 30, 2009 and December 31, 2008, $15.9 million has been disclosed as restricted cash within other assets on the Company's balance sheets.

Interest rates and terms on the outstanding principal amount of the Asset-Backed Notes as of June 30, 2009 are as follows: $36.6 million principal amount bears interest at a fixed interest rate of 8.45% with a six year term, $16.2 million principal amount bears interest at a fixed rate of 8.12% with a six year term, and $53.4 million principal amount bears interest at a fixed rate of 8.99% with a six and a half year term. The Asset-Backed Notes have no financial covenants by which the Company or its subsidiaries need comply. The aggregate principal amount of the Asset-Backed Notes will be fully paid by February 22, 2013.

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

The judgment stated that the Sweet Note (originally $11.0 million when issued by the Company upon the acquisition of Unzipped from Sweet in 2002) should total approximately $12.2 million as of December 31, 2007. The recorded balance of the Sweet Note, prior to any adjustments related to the judgment was approximately $3.2 million. The Company increased the Sweet Note by approximately $6.2 million and recorded the expense as an expense related to specific litigation. The Company further increased the Sweet Note by approximately $2.8 million to record the related interest and included the charge in interest expense. As of June 30, 2009, the Sweet Note is approximately $12.2 million and included in the current portion of long-term debt.

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

Debt Maturities

As of June 30, 2009, the Company’s debt maturities on a calendar year basis are as follows:

(000’s omitted)	Total	July 1 through December 31, 2009	2010	2011	2012	2013
Convertible Notes[1]	$240,357	$-	$-	$-	$240,357	$-
Term Loan Facility	217,336	-	24,009	-	193,327	-
Asset-Backed Notes	106,219	11,353	24,216	26,380	33,468	10,802
Sweet Note	12,186	12,186	-	-	-	-
Total Debt	$576,098	$23,539	48,225	26,380	467,152	10,802

1 reflects the net debt carrying amount of the Convertible Notes on the unaudited condensed consolidated balance sheet as of June 30, 2009, in accordance with FSP APB 14-1.  The principal amount owed to the holders of the Convertible Notes is $287.5 million.

7.  Stockholders’ Equity

Public Offering

On June 9, 2009, the Company completed a public offering of common stock pursuant to a registration statement that had been declared effective by the Securities and Exchange Commission.  All 10,700,000 shares of common stock offered by the Company in the final prospectus were sold at $15.00 per share.  Net proceeds to the Company from the offering amounted to approximately $152.8 million.

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

Summaries of the Company's stock options, warrants and performance related options activity, and related information for the Current Quarter are as follows:

Options		Weighted-Average
	Options	Exercise Price

Outstanding January 1, 2009	3,895,138	$4.29
Granted	5,000	9.92
Canceled	(8,000)	16.96
Exercised	(741,759)	3.49
Expired	-	-
Outstanding June 30, 2009	3,150,379	$4.99
Exercisable at June 30, 2009	3,145,379	$4.98

Warrants

		Weighted-Average
	Warrants	Exercise Price

Outstanding January 1, 2009	286,900	$16.99
Granted	-	-
Canceled/Forfeited	-	-
Exercised	-	-
Expired	-	-
Outstanding June 30, 2009	286,900	$16.99
Exercisable at June 30, 2009	286,900	286,900

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

The following tables summarize information about unvested restricted stock transactions:

		Weighted-Average
	Shares	Grant Date Fair Value

Non-vested, January 1, 2009	1,513,983	$18.96
Granted	26,532	9.40
Vested	(62,477)	14.77
Canceled	(35,989)	19.11
Non-vested, June 30, 2009	1,442,049	$18.96

Stock based compensation expense related to restricted stock grants for the Current Quarter and Prior Year Quarter was $1.7 million and $2.1 million, respectively, and for the Current Six Months and the Prior Year Six Months was approximately $3.3 million and $4.2 million, respectively. An additional amount of $19.4 million is expected to be expensed evenly over a period of approximately 1-4 years.  During the Current Six Months and Prior Year Six Months, the Company withheld shares of its common stock valued at $0.2 million and $0.2 million, respectively, in connection with net share settlement of restricted stock grants and option exercises.

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

Stock Repurchase Program

On November 3, 2008, the Company announced that its Board of Directors had authorized the repurchase of up to $75 million of the Company's common stock over a period of approximately three years. This authorization replaces any prior plan or authorization. The current plan does not obligate the Company to repurchase any specific number of shares and may be suspended at any time at management's discretion.  During the Current Six Months, the Company repurchased 200,000 shares for approximately $1.5 million.  No shares were repurchased by the Company during the Prior Year Six Months.

Securities Available for Issuance

As of June 30, 2009, 88,422 common shares were available for issuance of additional awards under the Company’s 2006 Equity Incentive Plan.

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

For the Current Quarter, of the total potentially dilutive shares related to restricted stock-based awards, stock options and warrants, 1.5 million were anti-dilutive, compared to 1.9 million for the Prior Year Quarter.  For the Current Six Months, of the total potentially dilutive shares related to restricted stock-based awards, stock options and warrants, 1.6 million were anti-dilutive, compared to 1.9 million for the Prior Year Six Months.

As of June 30, 2009, of the performance related restricted stock-based awards issued in connection with the Company’s new employment agreement with its chairman, chief executive officer and president, 1.2 million of such awards (which is included in the total 1.6 million anti-dilutive stock-based awards described above) were anti-dilutive and therefore not included in this calculation.

Warrants issued in connection with the Company’s Convertible Notes financing were anti-dilutive and therefore not included in this calculation. Portions of the Convertible Notes that would be subject to conversion to common stock were anti-dilutive as of June 30, 2009 and therefore not included in this calculation.

A reconciliation of shares used in calculating basic and diluted earnings per share follows:

	For the Three Months Ended		For the Six Months Ended
(000's omitted)	June 30,		June 30,
	2009	2008	2009	2008
Basic	62,467	57,719	60,044	57,572
Effect of exercise of stock options	2280	3,416	2,151	3,585
Effect of contingent common stock issuance	-	144	295	144
Effect of assumed vesting of restricted stock	313	-	275	14
	65,060	61,279	62,765	61,315

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

As a result of the judgment, in the year ended December 31, 2007 (“fiscal 2007”) the balance of the $11.0 million principal amount Sweet Note, originally issued by the Company upon the acquisition of Unzipped from Sweet in 2002, including interest, was increased from approximately $3.2 million to approximately $12.2 million as of December 31, 2007. Of this increase, approximately $6.2 million was attributed to the principal of the Sweet Note and the expense was recorded as an expense related to specific litigation. The remaining $2.8 million of the increase was attributed to related interest on the Sweet Note and recorded as interest expense. As of June 30, 2009, the full $12.2 million current balance of the Sweet Note and $1.5 million of accrued interest are included in the current portion of long term debt and accounts payable and accrued expenses, respectively.

In addition, in November 2007 the Company was awarded a judgment of approximately $12.2 million for claims made by it against Hubert Guez and ADS. As a result, the Company recorded a receivable of approximately $12.2 million and recorded the benefit in special charges for fiscal 2007. As of June 30, 2009, this receivable and the associated accrued interest of $1.5 million are included in other assets - non-current.

10.  Expenses Related to Specific Litigation

Expenses related to specific litigation consist of legal expenses and costs related to the Unzipped litigation. For the Current Quarter and Prior Year Quarter, the Company recorded expenses related to specific litigation of $0.1 million and $0.2 million, respectively.  For the Current Six Months and Prior Year Six Months, the Company recorded expenses related to specific litigation of $0.1 million and $0.4 million, respectively. See Note 9 and Note 11for information relating to Unzipped.

11.  Commitments and Contingencies

Sweet Sportswear/Unzipped litigation

In August 2004, the Company commenced a lawsuit in the Superior Court of California, Los Angeles County, against Unzipped’s former manager, supplier and distributor Sweet, Azteca and ADS and Hubert Guez, a principal of these entities and former member of the Company’s board of directors (collectively referred to as the Guez defendants) alleging numerous causes of action, including fraud, breach of contract, breach of fiduciary duty and trademark infringement. Sweet, Azteca and ADS filed counterclaims against the Company claiming damages resulting from, among other things, a variety of alleged contractual breaches.

In April 2007, a jury returned a verdict of approximately $45 million in the Company’s favor on every claim that the Company pursued, and against the Guez defendants on every counterclaim they asserted. Additionally, the jury found that all of the Guez defendants acted with “malice, fraud or oppression” with regard to each of the tort claims asserted by the Company and, in addition, awarded the Company $5 million in punitive damages against Guez personally.

In November 2007, the Court, among other things, reduced the total damages awarded against the Guez defendants by approximately 50% and reduced the amount of punitive damages assessed against Guez to $4 million. The Court also entered judgments against Guez in the amount of approximately $11 million and ADS in the amount of approximately $1.3 million. It also entered judgment against all of the Guez defendants on every counterclaim that they pursued in the litigation, including ADS’s and Azteca’s unsuccessful efforts to recover against Unzipped any account balances claimed to be owed, totaling approximately $3.5 million and Sweet’s efforts to accelerate the principal balance of a note and other fees totaling approximately $15 million (these orders are collectively referred to as the “judgments”). The Court also issued an order confirming an additional aggregate of approximately $6.8 million of the jury’s verdicts against Sweet and Azteca (referred to as the “confirmed verdicts”) but declined to enter judgment against these entities since it had ordered a new trial with regard to certain of the jury’s other damage awards against these entities.

In May 2008, the Court awarded the Company statutory litigation costs (jointly and severally against the Guez defendants) of approximately $650,000. In October 2008, the Court granted the Company’s petition for attorneys’ fees with respect to approximately $7.7 million of fees (mostly against Sweet and Azteca), but did not award any non-statutory (contractual) costs. In December 2008, the earlier judgments were amended to add the cost award against all the Guez defendants, as well as $100,000 of attorneys’ fees awarded against ADS.

In sum, the trial court entered judgment in the Company’s favor of over $12 million and has confirmed, but not reduced to judgment, additional amounts owed of approximately $15 million, which consists of the confirmed verdicts plus the fee and cost awards against Sweet and Azteca. All of these amounts accrue interest at an annual rate of 10%. All parties have filed notices of appeal. The Company’s notice of appeal related to, among other things, those parts of the jury’s verdicts vacated by the Court. In December 2008, the Company also filed a notice of appeal from the Court’s orders relating to attorneys’ fees awarded against ADS, statutory costs and non-statutory costs. The Guez defendants have posted an aggregate of approximately $51.7 million in undertakings with the Court to secure the judgments. The Company is unable to pursue collection of the monetary portions of the judgments during the pendency of the appeals.

The Company intends to vigorously pursue its appeals, and vigorously defend against the Guez defendants’ appeal.

Normal Course litigation

From time to time, the Company is also made a party to litigation incurred in the normal course of business. While any litigation has an element of uncertainty, the Company believes that the final outcome of any of these routine matters will not have a material effect on the Company’s financial position or future liquidity.

12.  Related Party Transactions

Kenneth Cole Productions, Inc.

On May 1, 2003, the Company granted Kenneth Cole Productions, Inc. the exclusive worldwide license to design, manufacture, sell, distribute and market footwear under its Bongo brand. The chairman of Kenneth Cole Productions is Kenneth Cole, who is the brother of Neil Cole, the Company's Chief Executive Officer and President. During the Current Six Months and Prior Year Six Months, the Company earned $0.3 million and $0.6 million, respectively, in royalties from Kenneth Cole Productions.  During the Current Quarter, Kenneth Cole Productions, Inc. informed the Company that it has elected to terminate the license, effective December 31, 2009.

Candie’s Foundation

The Candie's Foundation, a charitable foundation founded by Neil Cole for the purpose of raising national awareness about the consequences of teenage pregnancy, owed the Company $0.7 million and $0.8 million at June 30, 2009 and December 31, 2008, respectively. The Candie's Foundation intends to pay-off the entire borrowing from the Company during 2009, although additional advances will be made as and when necessary.

Travel

The Company recorded expenses of approximately $158,000 and $199,000 for Current Six Months and Prior Year Six Months, respectively, for the hire and use of aircraft solely for business purposes owned by a company in which the Company’s chairman, chief executive officer and president is the sole owner. Management believes that all transactions were made on terms and conditions no less favorable than those available in the marketplace from unrelated parties.

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

The net revenues by type of license and information by geographic region are as follows:

	For the three months ended		For the six months ended
(000's omitted)	June 30,		June 30,
	2009	2008	2009	2008
Revenues by product line:
Direct-to-retail license	$30,990	$13,902	$54,026	$29,774
Wholesale license	25,033	37,191	52,038	76,411
Other	385	607	845	1,182
	$56,408	$51,700	$106,909	$107,367

Revenues by geographic region:
United States	$53,481	$47,956	$101,714	$100,792
Other	2,927	3,744	5,195	6,575
	$56,408	$51,700	$106,909	$107,367

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995. The statements that are not historical facts contained in this report are forward looking statements that involve a number of known and unknown risks, uncertainties and other factors, all of which are difficult or impossible to predict and many of which are beyond our control, which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. These risks are detailed our Form 10-K for the fiscal year ended December 31, 2008 and other SEC filings. The words “believe”, “anticipate,” “expect”, “confident”, “project”, provide “guidance” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date the statement was made.

Executive Summary. We are a brand management company engaged in licensing, marketing and providing trend direction for a diversified and growing consumer brand portfolio. Our brands are sold across every major segment of retail distribution, from luxury to mass. As of June 30, 2009, we owned 17 iconic consumer brands: Candie’s, Bongo, Badgley Mischka, Joe Boxer, Rampage, Mudd, London Fog, Mossimo, Ocean Pacific/OP, Danskin, Rocawear, Cannon, Royal Velvet, Fieldcrest, Charisma, Starter, and Waverly. In addition, Scion LLC, a joint venture in which we have a 50% investment, owns the Artful Dodger brand. On May 4, 2009 we acquired a 50% interest in Hardy Way LLC (“Hardy Way”), the owner of the Ed Hardy brands and trademark.  We license our brands worldwide through approximately 190 direct-to-retail and wholesale licenses for use across a wide range of product categories, including footwear, fashion accessories, sportswear, home products and décor, and beauty and fragrance. Our business model allows us to focus on our core competencies of marketing and managing brands without many of the risks and investment requirements associated with a more traditional operating company. Our licensing agreements with leading retail and wholesale partners throughout the world provide us with a predictable stream of guaranteed minimum royalties.

Our growth strategy is focused on increasing licensing revenue from our existing portfolio of brands through adding new product categories, expanding the retail penetration of our existing brands and optimizing the sales of our licensees. We will also seek to continue the international expansion of its brands by partnering with leading licensees and/or joint venture partners throughout the world. Finally, we believe we will continue to acquire iconic consumer brands with applicability to a wide range of merchandise categories and an ability to further diversify our brand portfolio.

We have focused and continue to focus on cost-saving measures.  These measures have included a reduction of the total number of total full-time employees in the Current Six Months, as well as a continued review of all operating expenses.

Results of Operations

For the three months ended June 30, 2009

Revenue. Revenue for the Current Quarter increased to $56.4 million from $51.7 million for the Prior Year Quarter.  The primary driver of this increase was an aggregate increase of approximately $7.8 million from our three direct-to-retail brands with Walmart Stores, Inc., herein referred to as Walmart, and a slight increase in revenue attributable to our Waverly brand (which was acquired in December 2008) for which there was no comparable revenue in the Prior Year Quarter.  These increases were partially offset by an aggregate decrease of approximately $2.8 million from our Rocawear brand, as well as our Mudd brand as a result of its transition to a direct-to-retail license with Kohl’s Department Stores, Inc., herein referred to as Kohl’s, which will only first be launched in Kohl’s stores in the second half of 2009.

Operating Expenses. Consolidated selling, general and administrative, herein referred to as SG&A, expenses totaled $17.4 million in the Current Quarter compared to $18.3 million in the Prior Year Quarter. The decrease of $0.9 million was driven by a variety of cost saving initiatives, including: (i) a decrease of approximately $1.2 million in payroll costs related to a reduction in employee headcount; (ii) a decrease of approximately $0.8 million in professional fees; and (iii) a decrease of approximately $0.2 million in employee travel related expenses.  These decreases were partially offset by an increase of approximately $1.1 million in advertising and marketing related expenses.

For the Current Quarter and the Prior Year Quarter, our expenses related to specific litigation included an expense for professional fees of approximately $0.1 million and $0.2 million, respectively, relating to litigation involving Unzipped. See Notes 9 and 10 of Notes to Consolidated Financial Statements.

Operating Income. Operating income for the Current Quarter increased to $39.0 million, or approximately 69% of total revenue, compared to $33.2 million or approximately 64% of total revenue in the Prior Year Quarter. The increase in our operating margin percentage is primarily the result of the increase in revenue and decrease in SG&A, for the reasons detailed above.

Other Expenses - Net – Other expenses - net decreased by approximately $1.7 million in the Current Quarter to $8.8 million, compared to other expenses - net of $10.4 million for the Prior Year Quarter.  This decrease was primarily due to interest expense related to our variable rate debt decreasing as a result of both a lower average debt balance as well as a decrease in our effective interest rate to 3.47% in the Current Quarter from 5.08% in the Prior Year Quarter, as well as an aggregate of $0.8 million in equity earnings related to our joint ventures, of which there was no comparable revenue in the Prior Year Quarter. This was offset by a decrease of $0.3 million in interest income related to a decrease in interest rates on money invested by us during the Current Quarter.

Provision for Income Taxes. The effective income tax rate for the Current Quarter is approximately 36.1% resulting in the $10.9 million income tax expense, as compared to an effective income tax rate of 35.7% in the Prior Year Quarter which resulted in the $8.1 million income tax expense.

Net Income. Our net income was $19.3 million in the Current Quarter, compared to net income of $14.6 million in the Prior Year Quarter, as a result of the factors discussed above.

For the six months ended June 30, 2009

Revenue. Revenue for the Current Six Months, decreased to $106.9 million from $107.4 million for the six months ended June 30, 2008, herein referred to as the Prior Year Six Months.  Although the aggregate net change in revenue was minimal, revenue from our Ocean Pacific/OP and Danskin brands, which have direct-to-retail licenses with Walmart, increased by approximately $7.8 million.  The primary driver of the offsetting decrease in revenue was an aggregate decrease from our Mudd brand as a result of its transition to a direct-to-retail license with Kohl’s which will only first be launched in Kohl’s stores in the second half of 2009, a decrease in  revenue from our Rocawear brand and a decrease in revenue from our Cannon brand which is currently transitioning to a direct-to-retail license with Kmart.

Operating Expenses. Consolidated SG&A expenses totaled $33.6 million in the Current Six Months compared to $37.0 million in the Prior Year Six Months. The decrease of $3.4 million was driven by a variety of cost saving initiatives, including: (i) a decrease of approximately $1.8 million in payroll costs related to a reduction in employee headcount, which was partially offset by the cost of severance for terminated employees; (ii) a decrease of approximately $1.3 million in professional fees; and (iii) a decrease of approximately $0.5 million in employee travel related expenses.  These decreases were partially offset by an increase of approximately $0.5 million in advertising and marketing related expenses.

For the Current Six Months and the Prior Year Six Months, our expenses related to specific litigation included an expense for professional fees of approximately $0.1 million and $0.4 million, respectively, relating to litigation involving Unzipped. See Notes 9 and 10 of Notes to Unaudited Condensed Consolidated Financial Statements.

Operating Income. Operating income for the Current Six Months increased to $73.1 million, or approximately 68% of total revenue, compared to approximately $70.0 million or approximately 65% of total revenue in the Prior Year Six Months. The increase in our operating margin percentage is primarily the result of the decrease in SG&A, offset by the decrease in revenue, for the reasons detailed above.

Other Expenses - Net – Other expenses - net decreased by $3.3 million in the Current Six Months to $18.6 million, compared to other expenses - net of $21.8 million for the Prior Year Six Months.  This decrease was primarily due to interest expense related to our variable rate debt decreasing as a result of both a lower average debt balance as well as a decrease in our effective interest rate to 3.78% in the Current Six Months from 4.44% in the Prior Year Six Months, as well as an aggregate of $0.8 million in equity earnings related to our joint ventures, of which there was no comparable revenue in the Prior Year Six Months.  This was offset by a decrease of $1.2 million in interest income related to a decrease in interest rates on money invested by us during the Current Six Months,

Provision for Income Taxes. The effective income tax rate for the Current Six Months is approximately 36.0% resulting in the $19.6 million income tax expense, as compared to an effective income tax rate of 35.3% in the Prior Year Six Months which resulted in the $17.0 million income tax expense.

Net Income.  Our net income was $34.9 million in the Current Six Months, compared to net income of $31.2 million in the Prior Year Six Months, as a result of the factors discussed above.

Liquidity and Capital Resources

Liquidity

Our principal capital requirements have been to fund acquisitions, working capital needs, and to a lesser extent, capital expenditures. We have historically relied on internally generated funds to finance our operations and our primary source of capital needs for acquisition has been the issuance of debt and equity securities. At June 30, 2009 and December 31, 2008, our cash totaled $200.2 million and $67.3 million, respectively, including short-term restricted cash of $5.2 million and $0.9 million, respectively.  Of the $5.2 million of short-term restricted cash at June 30, 2009, $4.1 million is in a cash collateral account in our name (see Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements).

The Term Loan Facility requires us to repay the principal amount of the term loan outstanding in an amount equal to 50% of the excess cash flow of the subsidiaries subject to the term loan facility for the most recently completed fiscal year.   During the Current Six Months, we paid $38.7 million of the principal balance of the Term Loan Facility, which represents 50% of the excess cash flow of the subsidiaries subject to the Term Loan Facility for the year ended December 31, 2008.

On May 4, 2009, we acquired a 50% interest in Hardy Way, the owner of the Ed Hardy brand and trademarks, for $17.0 million, including $9.0 million in cash, which was funded entirely from cash on hand.

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

As of June 30, 2009, our marketable securities consist of auction rate securities, herein referred to as ARS. Beginning in the third quarter of 2007, $13.0 million of our ARS had failed auctions due to sell orders exceeding buy orders. In December 2008, the insurer of the ARS exercised its put option to replace the underlying securities of the auction rate securities with its preferred securities. Further, although these ARS have paid dividends according to their stated terms, the Company has received notice from the insurer that the payment of cash dividends will cease after July 31, 2009 and will only be resumed if the board of directors of the insurer declares such cash dividends to be payable at a later date.  These funds will not be available to us until a successful auction occurs or a buyer is found outside the auction process. Prior to the cessation of cash dividend payments, we estimated the fair value of our ARS with a discounted cash flow model where we used the expected rate of cash dividends to be received.  As the cash dividend payments will cease after July 31, 2009, we changed our methodology for estimating the fair value of the ARS as of June 30, 2009.  As of June 30, 2009, we estimated the fair value of our ARS using the present value of the weighted average of several scenarios of recovery based on our assessment of the probability of each scenario. We considered a variety of factors in our analysis including: credit rating of the issuer and insurer, comparable market data (if available), current macroeconomic market conditions, quality of the underlying securities, and the probabilities of several levels of recovery and reinstatement of cash dividend payments.  As the aggregate result of our quarterly evaluations, $13.0 million of our ARS have been written down to $6.8 million as a cumulative unrealized pre-tax loss of $6.2 million to reflect a temporary decrease in fair value. As the write-down of $6.2 million has been identified as a temporary decrease in fair value, the write-down has not impacted our earnings and is reflected as an other comprehensive loss in the stockholders’ equity section of our unaudited condensed consolidated balance sheet.   We believe this decrease in fair value is temporary due to general macroeconomic market conditions,.  Further, we have the ability and intent to hold the ARS until an anticipated full redemption. We believe our cash flow from future operations and our existing cash on hand will be sufficient to satisfy our anticipated working capital requirements for the foreseeable future, regardless of the timeliness of the auction process.

Changes in Working Capital

At June 30, 2009 and December 31, 2008 the working capital ratio (current assets to current liabilities) was 3.69 to 1 and 1.26 to 1, respectively. This increase in our working capital ratio was driven by the factors set forth below:

Operating Activities

Net cash provided by operating activities increased $4.3 million to $41.9 million in the Current Six Months from $37.6 million of net cash provided by operating activities in the Prior Year Six Months.  This increase is primarily due to an increase of $3.8 million in net income from $31.2 million in the Prior Year Six Months to $34.9 million in the Current Six Months,

Investing Activities

Net cash used in investing activities increased approximately $13.4 million to $18.5 million in the Current Six Months from $5.1 million of net cash used in investing activities in the Prior Year Six Months.  This increase is primarily due to $9.0 million of cash paid for the acquisition of a 50% interest in Ed Hardy, as well as cash earn-out payments totaling $9.4 million made during the Current Six Months relating to the Official-Pillowtex acquisition and Rocawear acquisition, as compared to an earn-out payment of $1.7 million made in the Prior Year Six Months related to the Official-Pillowtex acquisition.  This increase was offset by purchases of property and equipment in the Prior Year Six Months for $4.1 million related to the purchase of fixturing for certain brands, as compared to the Current Six Months in which purchases of property and equipment totaled less than $0.1 million.

Financing Activities

Net cash provided by financing activities increased approximately $119.8 million to $105.2 million in the Current Six Months from $14.6 million of net cash used in financing activities in the Prior Year Quarter.  This increase is primarily due to the net proceeds of our common stock offering of $152.8 million, which was offset primarily by the payment of long term debt of $49.6 million.  Specifically, our payment in the Prior Year Six Months of 50% of our excess cash flow from the subsidiaries subject to the Term Loan Facility for fiscal 2007 was $15.6 million, as compared to our payment for fiscal 2008 in the Current Six Months of $38.7 million, which represented 50% of our excess cash flow from the subsidiaries subject to the term loan facility for fiscal 2008.  Additionally, short-term restricted cash increased $4.4 million primarily as a result of an investment through our joint venture Scion (see Note 12 of Notes to Unaudited Condensed Consolidated Financial Statements), which was offset by a non-controlling interest contribution of $2.1 million.  Further, in the Current Six Months the excess tax benefit from share-based payment arrangements was $3.3 million, as compared to a $6.8 million tax benefit in the Prior Year Six Months.  Lastly, during the Current Six Months, we repurchased shares of our common stock for $1.5 million related to a stock repurchase plan authorized by our Board of Directors in November 2008.  There were no such repurchases in the Prior Year Six Months.

Other Matters

New Accounting Standards

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1 and APB 28-1”). FSP 107-1 and APB 28-1 require that disclosures about the fair value of a company’s financial instruments be made whenever summarized financial information for interim reporting periods is made. The provisions of FSP 107-1 are effective for interim reporting periods ending after June 15, 2009, and its requirements are reflected herein.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). FSP 157-4 does not change the definition of fair value as detailed in FAS 157, but provides additional guidance for estimating fair value in accordance with FAS 157 when the volume and level of activity for the asset or liability have significantly decreased. The provisions of FSP 157-4 are effective for interim and annual reporting periods ending after June 15, 2009, and its requirements are reflected herein.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2 and FAS 124-2”). FSP 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities and provides additional disclosure requirements for other-than-temporary impairments for debt and equity securities. FSP 115-2 and FAS 124-2 address the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The provisions of FSP 115-2 and FAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009, and its requirements are reflected herein.

In May 2009, the FASB issued FAS No. 165, "Subsequent Events" (“SFAS 165”).  SFAS No. 165 establishes principles and requirements for subsequent events, which are events or transactions that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS No. 165 sets forth (a) the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (b) the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements, and (c) the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009 and is to be applied prospectively. The adoption of SFAS No. 165 did not have a material impact on our results of operations or our financial position.

In June 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46(R) (“FAS 167”). FAS 167 amends the consolidation guidance for variable interest entities (“VIE”) by requiring an on-going qualitative assessment of which entity has the power to direct matters that most significantly impact the activities of a VIE and has the obligation to absorb losses or benefits that could be potentially significant to the VIE. FAS 167 is effective for the Company beginning in 2010. The Company is currently assessing the impact of the standard on its financial statements.

In June 2009, the FASB issued SFAS No. 168, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and non-authoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Company will begin to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of 2009. As the Codification was not intended to change or alter existing GAAP, it will not have any impact on the Company’s consolidated financial statements.

Summary of Critical Accounting Policies.

Several of the our accounting policies involve management judgments and estimates that could be significant. The policies with the greatest potential effect on our consolidated results of operations and financial position include the estimate of reserves to provide for collectability of accounts receivable. We estimate the collectability considering historical, current and anticipated trends of our licensees related to deductions taken by customers and markdowns provided to retail customers to effectively flow goods through the retail channels, and the possibility of non-collection due to the financial position of its licensees' and their retail customers. Due to our licensing model, we do not have any inventory risk and reduced its operating risks, and can reasonably forecast revenues and plan expenditures based upon guaranteed royalty minimums and sales projections provided by our retail licensees.

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

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes”, herein referred to as SFAS 109. Under SFAS 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, management reviews both positive and negative evidence pursuant to the requirements of SFAS 109, including current and historical results of operations, the annual limitation on utilization of net operating loss carry forwards pursuant to Internal Revenue Code section 382, future income projections and the overall prospects of our business. Based upon management's assessment of all available evidence, including our completed transition into a licensing business, estimates of future profitability based on projected royalty revenues from our licensees, and the overall prospects of our business, management concluded that it is more likely than not that the net deferred income tax asset will be realized.

We adopted FASB Interpretation 48, herein referred to as FIN 48, beginning January 1, 2007. The implementation of FIN 48 did not have a significant impact on our financial position or results of operations. The total unrecognized tax benefit was $1.1 million at the date of adoption. At December 31, 2008, the total unrecognized tax benefit was $1.1 million. However, the liability is not recognized for accounting purposes because the related deferred tax asset has been fully reserved in prior years. We are continuing our practice of recognizing interest and penalties related to income tax matters in income tax expense. There was no accrual for interest and penalties related to uncertain tax positions for the year ended December 31, 2008. We file federal and state tax returns and is generally no longer subject to tax examinations for fiscal years prior to 2004.

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

Other Factors

We continue to seek to expand and diversify the types of licensed products being produced under our various brands, as well as diversify the distribution channels within which licensed products are sold, in an effort to reduce dependence on any particular retailer, consumer or market sector. The success of our company, however, will still remain largely dependent on our ability to build and maintain brand awareness and contract with and retain key licensees and on our licensees’ ability to accurately predict upcoming fashion trends within their respective customer bases and fulfill the product requirements of their particular retail channels within the global marketplace. Unanticipated changes in consumer fashion preferences, slowdowns in the U.S. economy, changes in the prices of supplies, consolidation of retail establishments, and other factors noted in “Part II - Item 1A-Risk Factors,” could adversely affect our licensees’ ability to meet and/or exceed their contractual commitments to us and thereby adversely affect our future operating results

Effects of Inflation. We do not believe that the relatively moderate rates of inflation experienced over the past few years in the United States, where we primarily compete, have had a significant effect on revenues or profitability.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We limit exposure to foreign currency fluctuations by requiring substantially all of our licenses to be denominated in U.S. dollars.

We are exposed to potential loss due to changes in interest rates. Investments with interest rate risk include marketable securities. Debt with interest rate risk includes the fixed and variable rate debt. As of June 30, 2009, we had approximately $217.3 million in variable interest debt under our Term Loan Facility. To mitigate interest rate risks, we are utilizing derivative financial instruments such as interest rate hedges to convert certain portions of our variable rate debt to fixed interest rates. If there were an adverse change of 10% in interest rates, the expected effect on net income would be immaterial.

We invested in certain auction rate securities, herein referred to as ARS. During the Current Six Months, our balance of ARS failed to auction due to sell orders exceeding buy orders, and the insurer of the ARS exercised its put option to replace the underlying securities of the ARS with its preferred securities. Further, although the ARS have paid cash dividends according to their stated terms, we have received notice from the insurer that the payment of dividends will cease after July 31, 2009 and will only be resumed if the board of directors of the insurer declares such cash dividends to be payable at a later date.  These funds will not be available to us until a successful auction occurs or a buyer is found outside the auction process. We estimated the fair value of our ARS to be $6.8 million, using the present value of the weighted average of several scenarios of recovery based on our assessment of the probability of each scenario. We believe this decrease in fair value is temporary due to general macroeconomic market conditions. Further, we have the ability and intent to hold the ARS until an anticipated full redemption. The cumulative effect of the failure to auction since the third quarter of fiscal 2007 has resulted in an accumulated other comprehensive loss of $6.2 million which is reflected in the stockholders’ equity section of the condensed unaudited consolidated balance sheet.

As described elsewhere in Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements, in connection with the initial sale of our Convertible Notes, we entered into Convertible Note Hedges with affiliates of Merrill Lynch, Pierce, Fenner & Smith Incorporated and Lehman Brothers Inc. At such time, the hedging transactions were expected, but were not guaranteed, to eliminate the potential dilution upon conversion of the Convertible Notes. Concurrently, we entered into warrant transactions with the hedge counterparties.

On September 15, 2008 and October 3, 2008, respectively, Lehman Holdings and Lehman OTC filed for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in the Southern District of New York. We had purchased 40% of the Convertible Note Hedges from Lehman OTC and we had sold 40% of the warrants to Lehman OTC. If Lehman OTC does not perform such obligations and the price of our common stock exceeds the $27.56 conversion price (as adjusted) of the Convertible Notes, the effective conversion price of the Convertible Notes (which is higher than the actual $27.56 conversion price due to these hedges) would be reduced and our existing stockholders may experience dilution at the time or times the Convertible Notes are converted.

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

The principal executive officer and principal financial officer also conducted an evaluation of internal control over financial reporting, herein referred to as internal control, to determine whether any changes in internal control occurred during the quarter ended June 30, 2009 that may have materially affected or which are reasonably likely to materially affect internal control. Based on that evaluation, there has been no change in the Company’s internal control during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to affect, the Company’s internal control.

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

As of June 30, 2009, our balance sheet reflects consolidated debt of approximately $576.1 million, including secured debt of $323.5 million ($217.3 million under our term loan facility and $106.2 million under asset-backed notes issued by our subsidiary, IP Holdings), primarily all of which was incurred in connection with our acquisition activities. In accordance with FSP APB 14-1, our Convertible Notes are included in our $576.1 million of consolidated debt at a net debt carrying value of $240.4 million; however, the principal amount owed to the holders of our Convertible Notes is $287.5 million. We may also assume or incur additional debt, including secured debt, in the future in connection with, or to fund, future acquisitions. Our debt obligations:

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

A key component of our growth strategy is the acquisition of additional trademarks. Historically, we have been involved in numerous acquisitions of varying sizes. We continue to explore new acquisitions. However, as our competitors continue to pursue our brand management model, acquisitions may become more expensive and suitable acquisition candidates could become more difficult to find. In addition, even if we successfully acquire additional trademarks, we may not be able to achieve or maintain profitability levels that justify our investment in, or realize planned benefits with respect to, those additional brands. Although we seek to temper our acquisition risks by following acquisition guidelines relating to the existing strength of the brand, its diversification benefits to us, its potential licensing scale and the projected rate of return on our investment, acquisitions, whether they be of additional intellectual property assets or of the companies that own them, entail numerous risks, any of which could detrimentally affect our results of operations and/or the value of our equity. These risks include, among others:

•	unanticipated costs;

•	negative effects on reported results of operations from acquisition related charges and amortization of acquired intangibles;

•	diversion of management’s attention from other business concerns;

•	the challenges of maintaining focus on, and continuing to execute, core strategies and business plans as our brand and license portfolio grows and becomes more diversified;

•	adverse effects on existing licensing relationships;

•	potential difficulties associated with the retention of key employees, and the assimilation of any other employees, who may be retained by us in connection with or as a result of our acquisitions; and

•
risks of entering new domestic and international markets (whether it be with respect to new licensed product categories or new licensed product distribution channels) or markets in which we have limited prior experience.

Acquiring additional trademarks could also have a significant effect on our financial position and could cause substantial fluctuations in our quarterly and yearly operating results. Acquisitions could result in the recording of significant goodwill and intangible assets on our financial statements, the amortization or impairment of which would reduce our reported earnings in subsequent years. No assurance can be given with respect to the timing, likelihood or financial or business effect of any possible transaction. Moreover, as discussed below, our ability to grow through the acquisition of additional trademarks will also depend on the availability of capital to complete the necessary acquisition arrangements. In the event that we are unable to obtain debt financing on acceptable terms for a particular acquisition, we may elect to pursue the acquisition through the issuance by us of shares of our common stock (and, in certain cases, convertible securities) as equity consideration, which could dilute our common stock because it could reduce our earnings per share, and any such dilution could reduce the market price of our common stock unless and until we were able to achieve revenue growth or cost savings and other business economies sufficient to offset the effect of such an issuance. As a result, there is no guarantee that our stockholders will achieve greater returns as a result of any future acquisitions we complete.

A substantial portion of our licensing revenue is concentrated with a limited number of licensees such that the loss of any of such licensees could decrease our revenue and impair our cash flows.

Our licensees Wal-Mart, Target Corporation, or Target, Kohl’s, and Kmart Corporation, or Kmart, were our four largest direct-to-retail licensees during the Current Six Months, representing approximately 23%, 15%, 7% and 5%, respectively, of our total revenue for such period, while Li & Fung USA was our largest wholesale licensee, representing approximately 10% of our total revenue for such period. Our license agreement with Target for the Mossimo trademark grants it the exclusive U.S. license for substantially all Mossimo-branded products for a current term expiring in January 2012; our second license agreement with Target for the Fieldcrest mark grants it the exclusive U.S. license for substantially all Fieldcrest-branded products for an initial term expiring in July 2010; and our third license agreement with Target grants it the exclusive U.S. license for Waverly Home for a broad range of Waverly Home-branded products for a term expiring in January 2011. Our license agreement with Wal-Mart for the Ocean Pacific and OP trademarks grants it the exclusive license in the U.S., Canada, Mexico, China, India and Brazil for substantially all Ocean Pacific/OP-branded products for an term expiring June 30, 2011; our second license agreement with Wal-Mart for the Danskin Now trademark grants it the exclusive license in the U.S., Canada, Argentina, and Central America for substantially all Danskin Now-branded products for an initial term expiring December 2010; and our third license agreement with Wal-Mart for the Starter trademark grants it the exclusive license in the U.S., Canada and Mexico for substantially all Starter-branded products for an initial term expiring December 2013. Our license agreement with Kohl’s for the Candie’s trademark grants it the exclusive U.S. license for a wide variety of Candie’s-branded product categories for a term expiring in January 2011, and our license agreement with Kohl’s for the Mudd trademark grants it the exclusive U.S. license for a wide variety of Mudd-branded product categories for an initial term expiring in January 2015. Our license agreement with Kmart grants it the exclusive U.S. license with respect to the Joe Boxer trademark for a wide variety of product categories for a term expiring in December 2010 and our license agreement with Kmart for the Cannon trademark granted the exclusive license in the U.S. and Canada for a wide variety of product categories for an initial term expiring February 1, 2014. Our license agreements with Li & Fung USA grant it the exclusive worldwide license with respect to our Royal Velvet trademarks for a variety of products sold exclusively at Bed Bath & Beyond in the U.S., and the exclusive license (in many countries outside of the U.S. and Canada) for the Cannon trademark for a variety of products. The term for each of these licenses with Li & Fung USA expires on December 31, 2013. Because we are dependent on these licensees for a significant portion of our licensing revenue, if any of them were to have financial difficulties affecting its ability to make guaranteed payments, or if any of these licensees decides not to renew or extend its existing agreement with us, our revenue and cash flows could be reduced substantially.

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

As of June 30, 2009, goodwill represented approximately $165.0 million, or approximately 10% of our total assets, and trademarks and other intangible assets represented approximately $1,057.0 million, or approximately 66% of our total assets. Under Statement of Financial Accounting Standards, or SFAS, No. 142, goodwill and indefinite life intangible assets, including some of our trademarks, are no longer amortized, but instead are subject to impairment evaluation based on related estimated fair values, with such testing to be done at least annually. While, to date, no impairment write-downs have been necessary, any write-down of goodwill or intangible assets resulting from future periodic evaluations would, as applicable, either decrease our net income or increase our net loss and those decreases or increases could be material.

Convertible note hedge and warrant transactions that we have entered into may affect the value of our common stock.

In connection with the initial sale of our Convertible Notes, we entered into Convertible Note Hedges with affiliates of Merrill Lynch, Pierce, Fenner & Smith Incorporated and Lehman Brothers Inc. At such time, the hedging transactions were expected, but were not guaranteed, to eliminate the potential dilution upon conversion of the Convertible Notes. Concurrently, we entered into warrant transactions with the hedge counterparties.

On September 15, 2008 and October 3, 2008, respectively, Lehman Brothers Holdings Inc., or Lehman Holdings, and its subsidiary, Lehman Brothers OTC Derivatives Inc., or Lehman OTC, filed for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in the Southern District of New York. We had purchased 40% of the Convertible Note Hedges from Lehman OTC, or the Lehman note hedges, and we had sold 40% of the warrants to Lehman OTC. Lehman OTC’s obligations under the Lehman note hedges are guaranteed by Lehman Holdings. If the Lehman note hedges are rejected or terminated in connection with the Lehman OTC bankruptcy, we would have a claim against Lehman OTC and Lehman Holdings, as guarantor, for the damages and/or close-out values resulting from any such rejection or termination. While we intend to pursue any claim for damages and/or close-out values resulting from the rejection or termination of the Lehman note hedges, at this point in the Lehman bankruptcy cases it is not possible to determine with accuracy the ultimate recovery, if any, that we may realize on potential claims against Lehman OTC or Lehman Holdings, as guarantor, resulting from any rejection or termination of the Lehman note hedges. We also do not know whether Lehman OTC will assume or reject the Lehman note hedges, and therefore cannot predict whether Lehman OTC intends to perform its obligations under the Lehman note hedges. As a result, if Lehman OTC does not perform such obligations and the price of our common stock exceeds the $27.56 conversion price (as adjusted) of the Convertible Notes, the effective conversion price of the Convertible Notes (which is higher than the actual $27.56 conversion price due to these hedges) would be reduced and our existing stockholders may experience dilution at the time or times the convertible notes are converted. The extent of any such dilution would depend, among other things, on the then prevailing market price of our common stock and the number of shares of common stock then outstanding, but we believe the impact will not be material and will not affect our income statement presentation. We are not otherwise exposed to counterparty risk related to the Lehman bankruptcies. We currently believe, although there can be no assurance, that the bankruptcy filings and their potential impact on these entities will not have a material adverse effect on our financial position, results of operations or cash flows. We will continue to monitor the bankruptcy filings of Lehman Holdings and Lehman OTC.

Moreover, in connection with the warrant transactions with the counterparties, to the extent that the price of our common stock exceeds the strike price of the warrants, the warrant transactions could have a dilutive effect on our earnings per share.

Our public offering which was consummated in June 2009 may be dilutive to our per share earnings.

If we do not make acquisitions which are sufficiently accretive to our earnings, the issuance of our common stock in our June 2009 public offering may have a dilutive effect on our expected earnings per share for the year ending December 31, 2009. The actual amount of such dilution cannot be determined at this time and will be based on numerous factors, some of which are outside of our control. Moreover, our ability to meet our previously announced earnings per share guidance, which relates to our existing portfolio of brands only and assumes neither the issuance of shares in such offering nor any acquisitions, may be adversely affected by the completion of the offering.

Due to the recent downturn in the market, certain of the marketable securities we own may take longer to auction than initially anticipated, if at all.

Marketable securities consist of auction rate securities, herein referred to as ARS. From the third quarter of 2007 to the present, our balance of ARS failed to auction due to sell orders exceeding buy orders, and the insurer of the ARS exercised its put option to replace the underlying securities of the auction rate securities with its preferred securities. Further, although the ARS have paid cash dividends according to their stated terms, we have received notice from the insurer that the payment of cash dividends will cease after July 31, 2009 and will only be resumed if the board of directors of the insurer declares such cash dividends to be payable at a later date.  These funds will not be available to us until a successful auction occurs or a buyer is found outside the auction process. As a result, $13.0 million of our ARS have been written down to approximately $6.8 million, based on our evaluation, as an unrealized pre-tax loss to reflect a temporary decrease in fair value, reflected as an accumulated other comprehensive loss of $6.2 million in the stockholders’ equity section of our unaudited condensed consolidated balance sheet. We estimated the fair value of our ARS using the present value of the weighted average of several scenarios of recovery based on our assessment of the probability of each scenario. We believe this decrease in fair value is temporary due to general macroeconomic market conditions. Further, we have the ability and intent to hold the securities until an anticipated full redemption. However, there are no assurances that a successful auction will occur, or that we can find a buyer outside the auction process.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the Current Quarter, the Company issued a total of 589,363 shares of its common stock to a total of five individuals pursuant to an exemption from registration under section 4(2) of the Securities Act of 1933.  The shares were issued to satisfy certain earn-out payments relating to the Company’s March 2007 acquisition of certain assets of Rocawear Licensing LLC.

The following table represents information with respect to purchases of common stock made by the Company during the Current Quarter:

Month of purchase	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs
April 1 – April 30	17,877	$11.03	$-	$71,722,003
May 1 – May 31	257	$16.19	$-	$71,722,003
June 1 – June 30	-	$-	$-	$71,722,003
Total	18,134	$11.10	$-	$71,722,003

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

Exhibit 10.1*
Membership Interest Purchase Agreement dated as of May 4, 2009 by and among the Registrant, Donald Edward Hardy and Francesca Passalacqua, trustees of the Hardy/Passalacqua Family Revocable Trust and Donald Edward Hardy(1)

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

* The Registrant has omitted certain schedules and exhibits pursuant to Item 601(b)(2) of Regulation S-K and shall furnish supplementally to the Securities and Exchange Commission (the "SEC"), copies of any of the omitted schedules and exhibits upon request by the SEC.

(1) Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated May 4, 2009 and incorporated by reference herein.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Iconix Brand Group, Inc. (Registrant)

Date: August 6, 2009	/s/ Neil Cole
Neil Cole Chairman of the Board, President and Chief Executive Officer (on Behalf of the Registrant)

Date: August 6, 2009	/s/ Warren Clamen
Warren Clamen Executive Vice President and Chief Financial Officer