Form 10-Q
period 2009-09-30
ICONIX BRAND GROUP, INC.
filed 2009-11-06
CIK 857737

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2009

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

Common Stock, $.001 Par Value – 71,413,628 shares as of November 5, 2009.

INDEX

FORM 10-Q

Iconix Brand Group, Inc. and Subsidiaries

Part I.  Financial Information
Item 1. Financial Statements

Iconix Brand Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except par value)

	September 30,	December 31,
	2009	2008(1)
	(unaudited)
Assets
Current Assets:
Cash (including restricted cash of $7,377 in 2009 and $875 in 2008)	$233,431	$67,279
Accounts receivable	54,181	47,054
Deferred income tax assets	1,806	1,655
Prepaid advertising and other	14,541	13,400
Total Current Assets	303,959	129,388
Property and equipment:
Furniture, fixtures and equipment	10,976	9,187
Less: Accumulated depreciation	(3,476)	(2,468)
	7,500	6,719
Other Assets:
Restricted cash	15,866	15,866
Marketable securities	6,801	7,522
Goodwill	164,586	144,725
Trademarks and other intangibles, net	1,054,176	1,060,460
Deferred financing costs, net	5,230	6,524
Non-current deferred income tax assets	23,080	25,463
Investments and joint ventures	22,797	4,097
Other assets – non-current	26,376	19,495
	1,318,912	1,284,152
Total Assets	$1,630,371	$1,420,259

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$16,041	$22,392
Accounts payable, subject to litigation	-	1,878
Deferred revenue	10,094	5,570
Current portion of long-term debt	71,244	73,363
Total current liabilities	97,379	103,203

Non-current deferred income taxes	132,136	118,469
Long term debt, less current maturities	503,056	545,226
Long term deferred revenue	9,632	9,272
Other long term liabilities	884	-
Total Liabilities	743,087	776,170

Commitments and contingencies

Stockholders' Equity
Common stock, $.001 par value shares authorized 150,000; shares issued 72,657 and 59,077 respectively	71	58
Additional paid-in capital	721,905	533,235
Retained earnings	175,752	120,358
Accumulated other comprehensive loss	(4,232)	(3,880)
Less: Treasury stock – 1,149 and 921 shares at cost, respectively	(7,380)	(5,682)
Total Iconix Stockholders’ Equity	886,116	644,089
Non-controlling interest	1,168	-
Total Stockholders’ Equity	887,284	644,089
Total Liabilities and Stockholders' Equity	$1,630,371	$1,420,259

(1) As adjusted due to implementation of FSP APB 14-1 (ASC Topic 470).  See Notes 2 and 6.

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Income Statements
(in thousands, except earnings per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008(1)	2009	2008(1)

Licensing and other revenue	$59,367	$55,135	$166,276	$162,502

Selling, general and administrative expenses	21,023	18,558	54,661	55,589
Expenses related to specific litigation	-	279	137	665

Operating income	38,344	36,298	111,478	106,248

Other expenses
Interest expense	9,787	11,458	30,336	35,694
Interest income	(766)	(948)	(1,941)	(3,363)
Equity (earnings) loss on joint ventures	(2,559)	428	(3,366)	428
Other expenses - net	6,462	10,938	25,029	32,759

Income before income taxes	31,882	25,360	86,449	73,489

Provision for income taxes	11,428	8,939	31,055	25,914

Net income	$20,454	$16,421	$55,394	$47,575

Earnings per share:
Basic	$0.29	$0.28	$0.87	$0.83

Diluted	$0.28	$0.27	$0.83	$0.78

Weighted average number of common shares outstanding:
Basic	71,336	57,841	63,850	57,662

Diluted	74,070	61,091	66,426	61,241

(1) As adjusted due to implementation of FSP APB 14-1 (ASC Topic 470).  See Notes 2 and 6.

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statement of Stockholders' Equity

Nine Months Ended September 30, 2009
(in thousands)

					Accumulated
			Additional		Other		Non-
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Controlling
	Shares	Amount	Capital	Earnings	Loss	Stock	Interest	Total
Balance at January 1, 2009 - as adjusted (1)	58,156	$58	$533,235	$120,358	$(3,880)	$(5,682)	$-	$644,089
Shares issued on exercise of stock options	828	1	3,229	-	-	-	-	3,230
Shares issued on vesting of restricted stock	166	-	-	-	-	-	-	-
Shares repurchased on the open market	(200)	-	-	-	-	(1,455)	-	(1,455)
Shares issued for earn-out on acquisition	1,297	1	15,675	-	-	-	-	15,676
Issuance of new stock	10,700	11	152,787	-	-	-	-	152,798
Issuance of common stock related to joint venture	589	-	7,999	-	-	-	-	7,999
Shares repurchased on vesting of restricted stock and exercise of stock options	(28)	-	-	-	-	(243)	-	(243)
Tax benefit of stock option exercises	-	-	3,941	-	-	-	-	3,941
Amortization expense in connection with restricted stock	-	-	4,983	-	-	-	-	4,983
Amortization expense in connection with convertible notes	-	-	56	-	-	-	-	56
Comprehensive income:
Net income	-	-	-	55,394	-	-	-	55,394
Realization of cash flow hedge, net of tax	-	-	-	-	110	-	-	110
Change in fair value of securities, net of tax	-	-	-	-	(462)	-	-	(462)
Total comprehensive income	-	-	-	-	-	-	-	55,042
Increase in non-controlling interest	-	-	-	-	-	-	1,168	1,168
Balance at September 30, 2009	71,508	$71	$721,905	$175,752	$(4,232)	$(7,380)	$1,168	$887,284

(1) As adjusted due to implementation of FSP APB 14-1 (ASC Topic 470).  See Notes 2 and 6.

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2009	2008(1)
Cash flows from operating activities:
Net income	$55,394	47,575
Depreciation of property and equipment	1,008	511
Amortization of trademarks and other intangibles	5,361	5,485
Amortization of deferred financing costs	1,738	1,316
Amortization of convertible note discount	10,431	9,447
Stock-based compensation expense	4,993	6,234
Expiration of cash flow hedge	148	-
Change in non-controlling interest	(897)	-
Change in allowance for bad debts	3,396	1,351
Equity investments in joint ventures	(2,468)	428
Gain on sale of trademark	(3,723)	(2,625)
Deferred income taxes	15,899	18,297
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(10,523)	(14,315)
Prepaid advertising and other	1,136	(10,876)
Other assets	(3,983)	1,025
Deferred revenue	4,884	(3,517)
Accounts payable and accrued expenses	(3,116)	2,795
Other long term liabilities	884	-
Net cash provided by operating activities	80,562	63,131
Cash flows used in investing activities:
Purchases of property and equipment	(1,789)	(4,245)
Additions to trademarks	(114)	(546)
Collection on promissory note	-	1,000
Investment in joint venture	(9,000)	(2,000)
Distributions to equity partners	991	-
Payment of accrued expenses related to acquisitions	(223)	(1,293)
Earn-out payment on acquisition	(9,400)	(4,453)
Net cash used in investing activities	(19,535)	(11,537)
Cash flows used in financing activities:
Proceeds from issuance of new stock, net of cost	152,787	-
Proceeds from exercise of stock options and warrants	3,229	2,257
Shares repurchased on vesting of restricted stock and exercise of stock options	(243)	(700)
Shares repurchased on the open market	(1,455)	-
Payment of long-term debt	(55,200)	(30,754)
Non-controlling interest contribution	2,066	-
Excess tax benefit from share-based payment arrangements	3,941	8,958
Restricted cash - current	(6,502)	3,919
Restricted cash - non-current	-	(695)
Net cash provided by (used in) financing activities	98,623	(17,015)
Net (decrease) increase in cash and cash equivalents	159,650	34,579
Cash, beginning of period	66,404	48,067
Cash, end of period	$226,054	82,646
Balance of restricted cash - current	7,377	1,286
Total cash including current restricted cash, end of period	$233,431	83,932

(1) As adjusted due to implementation of FSP APB 14-1 (ASC Topic 470).  See Notes 2 and 6.

Supplemental disclosure of cash flow information:

	Nine Month Ended September 30,
	2009	2008

Cash paid during the period:
Income taxes	$8,023	$5,325
Interest	$15,645	$22,811

 Supplemental disclosures of non-cash investing and financing activities:

	Nine Months Ended September 30,
	2009	2008
Acquisitions:
Common stock issued	$23,675	$1,877

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2009

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of Iconix Brand Group, Inc. (the "Company", “we”, “us”, or “our”), all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months (“Current Quarter”) and nine months (“Current Nine Months”) ended September 30, 2009 are not necessarily indicative of the results that may be expected for a full fiscal year.

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008 (“fiscal 2008”).  Subsequent events were evaluated through November 6, 2009, the date these financial statements were issued.

2.  Changes in Accounting

In the first quarter of 2009, the Company adopted the provisions of Financial Accounting Standards Board Staff Position APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion” (“FSP APB 14-1”) (ASC Topic 470), which changed the accounting for convertible debt instruments with cash settlement features. FSP APB 14-1 applies to the Company’s previously issued 1.875% convertible senior subordinated notes (“Convertible Notes”). In accordance with FSP APB 14-1, the Company recognized the liability component of its Convertible Notes at fair value. The liability component is recognized as the fair value of a similar instrument that does not have a conversion feature at issuance. The equity component, which is the value of the conversion feature at issuance, is recognized as the difference between the proceeds from the issuance of the Convertible Notes and the fair value of the liability component, after adjusting for the deferred tax impact. The Convertible Notes were issued at a coupon rate of 1.875%, which was below that of a similar instrument that does not have a conversion feature.  The Company recognizes an effective interest rate of 7.85% on the carrying amount of the Convertible Notes.  The effective rate is based on the rate for a similar instrument that does not have a conversion feature. As such, the valuation of the debt component, using the income approach, resulted in a debt discount of $73.4 million at inception. The debt discount is amortized over the expected life of the debt, which is also the stated life of the debt. See Note 6 for further discussion.

As a result of applying FSP APB 14-1 retrospectively to all periods presented, the Company recognized the following incremental effects on individual line items on the consolidated balance sheet as of December 31, 2008:

(000’s omitted)	Before FSP APB 14-1(ASC Topic 470)	Adjustment	After FSP APB 14-1(ASC Topic 470)
Non-current deferred income tax liabilities	$99,604	$18,865	$118,469
Long-term debt, less current maturities	594,664	(49,438)	545,226
Additional paid-in-capital	491,936	41,299	533,235
Retained earnings	131,094	(10,736)	120,358

The impact of implementing FSP APB 14-1 for the three months ended September 30, 2008 (“Prior Year Quarter”) and nine months ended September 30, 2008 (“Prior Year Nine Months”) has increased interest expense by approximately $2.9 million and $8.6 million, respectively, and decreased the provision for income taxes by approximately $1.0 million and $3.1 million, respectively, the net result of which decreased net income by approximately $1.9 million and $5.4 million, respectively, and decreased diluted earnings per share by approximately $0.03 and $0.09, respectively.

The impact of implementing FSP APB 14-1 for the Current Quarter and the Current Nine Months has increased interest expense by approximately $3.3 million and $9.5 million, respectively, and decreased the provision for income taxes by approximately $1.2 million and $3.4 million, respectively, the net result of which decreased net income by approximately $2.1 million and $6.1 million, respectively, and decreased diluted earnings per share by approximately $0.03 and $0.09, respectively.

3.  Investments and Joint Ventures

Scion LLC

Scion LLC (“Scion”) is a brand management and licensing company formed by the Company with Shawn “Jay-Z” Carter in March 2007 to buy, create and develop brands across a spectrum of consumer product categories. On November 7, 2007, Scion, through its wholly-owned subsidiary Artful Holdings LLC (“Artful Holdings”), purchased Artful Dodger, an exclusive, high end urban apparel brand for a purchase price of $15.0 million. Concurrent with the acquisition of Artful Dodger, Artful Holdings entered into a license agreement covering all major apparel categories for the United States.  This license was transitioned to a new licensee during the Current Quarter.

The brand has also been licensed to wholesale partners and distributors in Canada and Europe.

At inception, the Company determined that it would consolidate Scion since, under Financial Accounting Standards Board (“FASB”) Interpretations No. 46 “Consolidation of Variable Interest Entities – revised” (“FIN 46R”) (ASC Topic 810), the Company effectively holds a 100% equity interest and is the primary beneficiary in the variable interest entity.

On March 12, 2009, the Company, through its investment in Scion, effectively acquired a 16.6% interest in one of its licensees for $1. The Company has determined that this entity is a variable interest entity as defined by FIN 46R.  However, the Company is not the primary beneficiary; therefore, the investment in this entity is accounted for under the cost method of accounting.  As part of the transaction, the Company and its Scion partner each contributed approximately $2.1 million to Scion, which was deposited as cash collateral under the terms of the entity’s financing agreements.  The total contributed cash of approximately $4.1 million, which is owned by Scion, is included as short-term restricted cash in the Company’s balance sheet.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”) (ASC Topic 810). SFAS 160 requires the recognition of a non-controlling interest (formerly known as a “minority interest”) as equity in the consolidated financial statements and separate from the parent’s equity.  For the Current Quarter and Current Nine Months, the amount of net income attributable to the non-controlling interest is approximately $0.6 million and $0.9 million and has been included in equity earnings on joint venture in the unaudited condensed consolidated income statement.  As a result, for the Current Quarter and Current Nine Months, the impact of consolidating the joint venture into the Company’s unaudited condensed consolidated statement of income decreased net income by $0.6 million and $0.9 million, respectively.  The impact of consolidating the joint venture in the Prior Year Quarter and the Prior Year Nine Months increased net income by $0.5 million and $0.5 million, respectively.

At September 30, 2009, the impact of consolidating the joint venture on the Company’s unaudited condensed consolidated balance sheet has increased current assets by $4.3 million, non-current assets by $14.5 million and current liabilities by $1.2 million.  At December 31, 2008, the impact of consolidating the joint venture on the Company’s consolidated balance sheet had increased current assets by $3.5 million, non-current assets by $15.3 million and current liabilities by $2.3 million.

As of September 30, 2009 and December 31, 2008, the Company’s equity at risk in Scion was approximately $22.7 million and $16.0 million, respectively. At September 30, 2009 and December 31, 2008, the carrying value of the consolidated assets that are collateral for the variable interest entity’s obligations total $13.9 million and $14.7 million, respectively, which is comprised of the Artful Dodger trademark. The assets of the Company are not available to the variable interest entity's creditors.

Iconix China

On September 5, 2008, the Company and Novel Fashions Holdings Limited (“Novel”) formed a joint venture (“Iconix China”) to develop and market the Company's brands in the People’s Republic of China, Hong Kong, Macau and Taiwan (the “China Territory”). Pursuant to the terms of this transaction, the Company contributed to Iconix China substantially all rights to its brands in the China Territory and committed to contribute $5.0 million, and Novel committed to contribute $20 million.  Upon closing of the transaction, the Company contributed $2.0 million and Novel contributed $8.0 million.  The balance of the parties’ respective contributions are due in September 2009 and September 2010.  As of September 30, 2009, the balance of the amount that was due in September 2009 has not been paid as the joint venture parties have determined that the joint venture is currently adequately funded.  The balance of the contributions due will continue to be evaluated jointly by the Company and Novel, and will be funded as necessary.

At inception, the Company determined, in accordance with FIN 46R, based on the corporate structure, voting rights and contributions of the Company and Novel, that Iconix China is a variable interest entity and not subject to consolidation, as, under FIN46R, the Company is not the primary beneficiary of Iconix China.  The Company has recorded its investment under the equity method of accounting.

At September 30, 2009, the Company’s maximum exposure for this joint venture was $6.3 million. At December 31, 2008, the Company’s maximum exposure was $7.1 million.

At September 30, 2009, Iconix China’s balance sheet included approximately $6.0 million in current assets, $22.9 million in total assets, $0.2 million in current liabilities, and $0.2 million in total liabilities.  At December 31, 2008, Iconix China’s balance sheet included approximately $8.3 million in current assets, $25.1 million in total assets, $1.2 million in current liabilities, and $1.2 million in total liabilities.

For the Current Quarter, Iconix China’s statement of operations reflects $0.2 million in revenue and approximately $0.8 million in operating expenses.  For the Current Nine Months, Iconix China’s statement of operations reflects that it had approximately $0.2 million in revenue and approximately $1.7 million in operating expenses.  As a result, for the Current Quarter and Current Nine Months, the Company recorded an equity loss of approximately $0.3 million and $0.8 million, respectively, on its equity investment in the Iconix China joint venture.  For the Prior Year Quarter and the Prior Year Nine Months, the Company recorded an equity loss of approximately $0.4 million on its equity investment in the Iconix China joint venture.

Iconix Latin America

In December 2008, the Company contributed substantially all rights to its brands in Mexico, Central America, South America, and the Caribbean (the “Latin America Territory”) to Iconix Latin America LLC (“Iconix Latin America”), a then newly formed subsidiary of the Company.  On December 29, 2008, New Brands America LLC (“New Brands”), an affiliate of the Falic Group, purchased a 50% interest in Iconix Latin America. .In consideration for its 50% interest in Iconix Latin America, New Brands agreed to pay $6.0 million to the Company.  New Brands paid $1.0 million upon closing of this transaction and has committed to pay an additional $5.0 million over the 30-month period following closing, of which $2.0 million, representing the required payments, was paid during the Current Nine Months.  As of September 30, 2009, the balance owed to the Company under this obligation is $4.0 million.  The current portion of $2.5 million is included in the unaudited condensed consolidated balance sheet in prepaid advertising and other and the long term portion of $1.5 million is included in other assets – non-current.

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

At September 30, 2009, Iconix Latin America’s balance sheet included approximately $1.3 million in current assets, $1.3 million in total assets, $0.1 million in current liabilities, and $0.1 million in total liabilities.  For the Current Quarter, Iconix Latin America’s statement of operations reflects that it had approximately $0.4 million in revenue and approximately $0.1 million in operating expenses.  For the Current Nine Months, Iconix Latin America’s statement of operations reflects that it had approximately $1.2 million in revenue and approximately $0.1 million in operating expenses.  As a result, during the Current Quarter and Current Nine Months, the Company recorded equity earnings of approximately $0.2 million and $0.6 million, respectively, on its equity investment in the Iconix Latin America joint venture, representing the Company’s 50% equity interest in Iconix Latin America.

Ed Hardy

On May 4, 2009, the Company acquired a 50% interest in Hardy Way LLC (“Hardy Way”), the owner of the Ed Hardy brands and trademarks, for $17.0 million, comprised of $9.0 million in cash and 588,688 shares of the Company’s common stock valued at $8.0 million.  In addition, the sellers of the 50% interest may be entitled to receive an additional $1.0 million in shares of the Company’s common stock pursuant to an earn-out based on royalties received by Hardy Way for the year ending December 31, 2009.

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

At September 30, 2009, Hardy Way’s balance sheet included approximately $2.1 million in current assets, $2.1 million in total assets, $0.4 million in current liabilities, and $0.4 million in total liabilities.  For the Current Quarter, Hardy Way’s statement of operations reflects that it had approximately $4.3 million in revenue and approximately $0.2 million in operating expenses.  For the Current Nine Months, Hardy Way’s statement of operations reflects that it had approximately $5.6 million in revenue and approximately $0.3 million in operating expenses.  As a result, during the Current Quarter and Current Nine Months, the Company recorded equity earnings of approximately $2.1 million and $2.7 million, respectively, on its equity investment in the Hardy Way joint venture, representing the Company’s 50% equity interest in Hardy Way.

4.  Fair Value Measurements

SFAS No. 157 “Fair Value Measurements” (“SFAS 157”) (ASC Topic 820), which the Company adopted on January 1, 2008, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurement. While SFAS 157 does not require any new fair value measurements in its application to other accounting pronouncements, it does emphasize that a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, SFAS 157 established the following fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (2) the reporting entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs):

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

To determine the fair value of certain financial instruments, the Company relies on Level 2 inputs generated by market transactions of similar instruments where available, and Level 3 inputs using an income approach when Level 1 and Level 2 inputs are not available. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and financial liabilities and their placement within the fair value hierarchy. The following table summarizes the instruments measured at fair value at September 30, 2009:

Carrying Amount as of
September 30, 2009				Valuation
(000's omitted)	Level 1	Level 2	Level 3	Technique
Marketable Securities	$-	$-	$6,801	(B)
Cash Flow Hedge	$-	$1	$-	(A)

Under SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) (ASC Topic 825), entities are permitted to choose to measure many financial instruments and certain other items at fair value.  The Company did not elect the fair value measurement option under SFAS 159 for any of its financial assets or liabilities.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, "Effective Date of FASB Statement No. 157," (ASC Topic 820) which deferred the effective date of adoption of this Staff Position to January 1, 2009 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value on a recurring basis (that is, at least annually). The Company adopted the deferred provisions of SFAS 157 on January 1, 2009. The adoption of these provisions did not have a material effect on the Company’s unaudited condensed consolidated financial statements.

Marketable Securities

Marketable securities, which are accounted for as available-for-sale, are stated at fair value in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS 115”) (ASC Topic 320)and consist of auction rate securities (“ARS”). Temporary changes in fair market value are recorded as other comprehensive income or loss, whereas other than temporary markdowns will be realized through the Company’s income statement.

As of September 30, 2009, the Company held ARS with a face value of $13.0 million and a fair value of approximately $6.8 million.  In December 2008, the insurer of the ARS exercised its put option to replace the underlying securities of the ARS with its preferred securities. Although the ARS had paid cash dividends according to their stated terms, during the second quarter of 2009, the Company received notice from the insurer that payment of cash dividends would cease as of July 31, 2009 and would only be resumed if the board of directors of the insurer declared such cash dividends to be payable at a later date.  Prior to the cessation of cash dividend payments, the Company estimated the fair value of its ARS with a discounted cash flow model where the Company used the expected rate of cash dividends to be received.  As the cash dividend payments have ceased, the Company has changed its methodology for estimating the fair value of the ARS.  Beginning June 30, 2009, the Company estimated the fair value of its ARS using the present value of the weighted average of several scenarios of recovery based on management’s assessment of the probability of each scenario. The Company considered a variety of factors in its model including: credit rating of the issuer and insurer, comparable market data (if available), current macroeconomic market conditions, quality of the underlying securities, and the probabilities of several levels of recovery and reinstatement of the cash dividend payments.  As a result of its evaluation, during the Current Nine Months the Company has recorded an unrealized pre-tax loss of approximately $0.7 million in accumulated other comprehensive loss as a reduction to stockholders’ equity to reflect a temporary decline in the fair value of the ARS; the Company’s evaluation as of September 30, 2009 resulted in no impact to the Current Quarter.  The Company believes the decrease in fair value is temporary due to general macroeconomic market conditions.  Further, the Company has the ability and intent to hold the ARS until an anticipated full redemption. These funds will not be available to the Company until a successful auction occurs or a buyer is found outside the auction process. As the ARS have failed to auction and may not auction successfully in the near future, the Company has classified its ARS as non-current. The Company continues to monitor the auction rate securities market and considers its impact, if any, on the fair value of its ARS.  The following table summarizes the activity for the period:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Auction Rate Securities (000's omitted)	(unaudited)		(unaudited)
	2009	2008	2009	2008
Balance at beginning of period	$6,801	$10,660	$7,522	$10,920
Additions	-	-	-	-
Gains (losses) reported in earnings	-	-	-	-
Losses reported in accumulated other comprehensive loss	-	-	(721)	(260)
Balance at end of period	$6,801	$10,660	$6,801	$10,660

Cash Flow Hedge

On July 26, 2007, the Company purchased a hedge instrument from Lehman Brothers Special Financing Inc. (“LBSF”) to mitigate the cash flow risk of rising interest rates on the Term Loan Facility (see Note 6 for a description of this credit agreement). This hedge instrument caps the Company’s exposure to rising interest rates at 6.00% for LIBOR for 50% of the forecasted outstanding balance of the Term Loan Facility (“Interest Rate Cap”). Based on management’s assessment, the Interest Rate Cap qualifies for hedge accounting under SFAS 133 “Accounting for Derivative Instruments and Hedging Transactions” (ASC Topic 815).  On a quarterly basis, the value of the hedge is adjusted to reflect its current fair value, with any adjustment flowing through other comprehensive income. The fair value of this instrument is obtained by comparing the characteristics of this cash flow hedge with similarly traded instruments, and is therefore classified as Level 2 in the fair value hierarchy. At September 30, 2009, the fair value of the Interest Rate Cap was approximately $1,000. On October 3, 2008, LBSF filed a petition for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. The Company currently believes that the LBSF bankruptcy filing and its potential impact on LBSF will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Financial Instruments

At September 30, 2009 and December 31, 2008, the fair values of cash and cash equivalents, receivables and accounts payable approximated their carrying values due to the short-term nature of these instruments. The fair value of the note receivable from New Brands (see Note 3) approximates its $4.0 million carrying value; the fair value of the note receivable due from the purchasers of the Canadian trademark for Joe Boxer approximates its $5.2 million carrying value.  The estimated fair values of other financial instruments subject to fair value disclosures, determined based on broker quotes or quoted market prices or rates for the same or similar instruments, and the related carrying amounts are as follows:

(000's omitted)	September 30, 2009 (unaudited)		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$574,300	$576,611	$618,589	$534,098

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

Non-Financial Assets and Liabilities

On January 1, 2009, the Company adopted the provisions of SFAS 157 with respect to its non-financial assets and liabilities requiring non-recurring adjustments to fair value. The Company uses level 3 inputs and the income method to measure the fair value of its non-financial assets and liabilities.  The Company had no adjustments in the Current Nine Months.  The Company has goodwill, which is tested for impairment at least annually, as required by SFAS 142 (ASC Topic 350).  Further, in accordance with SFAS 142, the Company’s indefinite-lived trademarks are tested for impairment at least annually, on an individual basis as separate single units of accounting.  Similarly, consistent with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (ASC Topic 360), the Company assesses whether or not there is impairment of the Company’s definite-lived trademarks.  See Note 5.

5.  Trademarks and Other Intangibles, net

Trademarks and other intangibles, net consist of the following:

		September 30, 2009 (unaudited)		December 31, 2008

	Estimated	Gross		Gross
	Lives in	Carrying	Accumulated	Carrying	Accumulated
(000's omitted)	Years	Amount	Amortization	Amount	Amortization

Indefinite life trademarks	indefinite	$1,034,449	$9,498	$1,035,382	$9,498
Definite life trademarks	10-15	19,570	3,331	19,561	2,252
Non-compete agreements	2-15	10,075	7,232	10,075	6,098
Licensing agreements	1-9	22,193	12,198	22,193	9,136
Domain names	5	570	422	570	337
		$1,086,857	$32,681	$1,087,781	$27,321

On September 30, 2009, the Company entered into a perpetual license and purchase option agreement with a licensee for its Joe Boxer trademark covering the Canadian territory in exchange for approximately $5.2 million.  As a result of this transaction, the balance of the Company’s indefinite life trademarks was reduced by approximately $1.0 million, representing the cost basis for the Joe Boxer trademark for the Canadian territory.  In addition, goodwill of approximately $0.4 million was written off in connection with this transaction.

Amortization expense for intangible assets was $1.8 million for both the Current Quarter and the Prior Year Quarter, and $5.4 million and $5.5 million for the Current Nine Months and the Prior Year Nine Months, respectively. The trademarks of Candies, Bongo, Joe Boxer, Rampage, Mudd, London Fog, Mossimo, Ocean Pacific, Danskin, Rocawear, Cannon, Royal Velvet, Fieldcrest, Charisma, Starter and Waverly have been determined to have an indefinite useful life and accordingly, consistent with SFAS 142, no amortization will be recorded in the Company's consolidated income statements. Instead, each of these intangible assets will be tested for impairment at least annually on an individual basis as separate single units of accounting, with any related impairment charge recorded to the statement of operations at the time of determining such impairment.  Similarly, consistent with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, there was no impairment of the definite-lived trademarks.

6.  Debt Arrangements

The Company's debt is comprised of the following:

	September 30,	December 31,
(000’s omitted)	2009 (unaudited)	2008
Convertible Senior Subordinated Notes (Note 2)	$244,026	$233,999
Term Loan Facility	217,484	255,307
Asset-Backed Notes	100,604	117,097
Sweet Note (Note 7)	12,186	12,186
Total Debt	$574,300	$618,589

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

Pursuant to Emerging Issues Task Force (“EITF”) 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion” (“EITF 90-19”), EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock” (“EITF 00-19”), and EITF 01-6, “The Meaning of Indexed to a Company's Own Stock” (“EITF 01-6”) (ASC Topic 815), the Convertible Notes are accounted for as convertible debt in the accompanying unaudited condensed consolidated balance sheet and the embedded conversion option in the Convertible Notes has not been accounted for as a separate derivative. For a discussion of the effects of the Convertible Notes and the Convertible Note Hedge and Sold Warrants discussed below on earnings per share, see Note 8.

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”) (ASC Topic 815). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008.  The Company has evaluated the impact of EITF 07-5, and has determined it has no impact on the Company’s results of operations and financial position in the Current Nine Months, and will have no impact on the Company’s results of operations and financial position in future fiscal periods.

At September 30, 2009 and December 31, 2008, the amount of the Convertible Notes accounted for as a liability under FSP APB 14-1 was $244.0 million and $234.0 million, and is reflected on the unaudited condensed consolidated balance sheets as follows:

	September 30,	December 31,
(000’s omitted)	2009 (unaudited)	2008
Equity component carrying amount	$41,309	$41,309
Unamortized discount	43,474	53,501
Net debt carrying amount	244,026	233,999

For the Current Quarter and the Prior Year Quarter, the Company recorded additional non-cash interest expense of $3.3 million and $2.9 million, respectively, representing the difference between the stated interest rate on the Convertible Notes and the rate for a similar instrument that does not have a conversion feature.  For the Current Nine Months and the Prior Year Nine Months, the Company recorded additional non-cash interest expense of approximately $9.5 million and approximately $8.6 million, respectively.

For both the Current Quarter and the Prior Year Quarter, contractual interest expense relating to the Convertible Notes was approximately $1.3 million.  For both the Current Nine Months and the Prior Year Nine Months, contractual interest expense relating to the Convertible Notes was approximately $4.0 million.

The Convertible Notes do not provide for any financial covenants.

In connection with the sale of the Convertible Notes, the Company entered into hedges for the Convertible Notes (“Convertible Note Hedges”) with respect to its common stock with two entities, one of which was Lehman Brothers OTC Derivatives Inc. (“Lehman OTC” and together with the other counterparty, the “Counterparties”). Pursuant to the agreements governing these Convertible Note Hedges, the Company purchased call options (the “Purchased Call Options”) from the Counterparties covering up to approximately 10.4 million shares of the Company's common stock of which 40% were purchased from Lehman OTC. These Convertible Note Hedges are designed to offset the Company's exposure to potential dilution upon conversion of the Convertible Notes in the event that the market value per share of the Company's common stock at the time of exercise is greater than the strike price of the Purchased Call Options (which strike price corresponds to the initial conversion price of the Convertible Notes and is simultaneously subject to certain customary adjustments). On June 20, 2007, the Company paid an aggregate amount of approximately $76.3 million of the proceeds from the sale of the Convertible Notes for the Purchased Call Options, of which $26.7 million was included in the balance of deferred income tax assets at June 30, 2007 and is being recognized over the term of the Convertible Notes. As of September 30, 2009, the balance of deferred income tax assets related to this transaction was $14.8 million.

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

The Company has evaluated the impact of adopting EITF 07-5 as it relates to the Sold Warrants, and has determined it has no impact on the Company’s results of operations and financial position in the Current Nine Months, and will have no impact on the Company’s results of operations and financial position in future fiscal periods.

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

On September 15, 2008 and October 3, 2008, respectively, Lehman Brothers Holdings Inc. (“Lehman Holdings”) and its subsidiary, Lehman OTC, filed for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in the Southern District of New York (“Bankruptcy Court”). On September 17, 2009, the Company filed proofs of claim with the Bankruptcy Court relating to the Lehman OTC Convertible Note Hedges.  The Company will continue to monitor the bankruptcy filings of Lehman Holdings and Lehman OTC with respect to such claims.  The Company currently believes that the bankruptcy filings and their potential impact on these entities will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. The terms of the Convertible Notes and the rights of the holders of the Convertible Notes are not affected in any way by the bankruptcy filings of Lehman Holdings or Lehman OTC.

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

As of September 30, 2009, the Company may borrow an additional $36.8 million under the terms of the Term Loan Facility.

The guarantees under the Term Loan Facility are secured by a pledge to LCPI, for the benefit of the Lenders, of, among other things, the Ocean Pacific/OP, Danskin, Rocawear, Mossimo, Cannon, Royal Velvet, Fieldcrest, Charisma, Starter and Waverly trademarks and related intellectual property assets, license agreements and proceeds therefrom. Amounts outstanding under the Term Loan Facility bear interest, at the Company’s option, at the Eurodollar rate or the prime rate, plus an applicable margin of 2.25% or 1.25%, as the case may be, per annum. The Credit Agreement provides that the Company is required to repay the outstanding term loan in equal quarterly installments in annual aggregate amounts equal to 1.00% of the aggregate principal amount of the loans outstanding, subject to adjustment for prepayments, in addition to an annual payment equal to 50% of the excess cash flow from the subsidiaries subject to the Term Loan Facility, as described in the Credit Agreement, with any remaining unpaid principal balance to be due on April 30, 2013 (the “Loan Maturity Date”). Upon completion of the Convertible Notes offering, the Loan Maturity Date was accelerated to January 2, 2012. The Term Loan Facility can be prepaid, without penalty, at any time. On March 11, 2008, the Company paid to LCPI, for the benefit of the Lenders, $15.6 million, representing 50% of the excess cash flow from the subsidiaries subject to the Term Loan Facility for the year ended December 31, 2007. As a result of such payment, the Company is no longer required to pay the quarterly installments described above. The Term Loan Facility requires the Company to repay the principal amount of the term loan outstanding in an amount equal to 50% of the excess cash flow of the subsidiaries subject to the Term Loan Facility for the most recently completed fiscal year. On March 13, 2009, the Company paid to LCPI, for the benefit of the Lenders, $38.7 million, representing 50% of the excess cash flow from the subsidiaries subject to the Term Loan Facility for the year ended December 31, 2008.  As of September 30, 2009, $35.4 million has been classified as current portion of long-term debt, which represents 50% of the excess cash flow for the Current Nine Months of the subsidiaries subject to the Term Loan Facility.  The aggregate amount of 50% of the excess cash flow for all four quarters in 2009 will be paid during the first quarter of 2010.    For the Current Quarter and the Current Nine Months, the effective interest rate of the Term Loan Facility was 2.60% and 3.45%, respectively.  At September 30, 2009, the balance of the Term Loan Facility was $217.5 million.  As of September 30, 2009, the Company was in compliance with all material covenants set forth in the Credit Agreement. The $272.5 million in proceeds from the Term Loan Facility were used by the Company as follows: $204.0 million was used to pay the cash portion of the initial consideration for the acquisition of the Rocawear brand; $2.1 million was used to pay the costs associated with the Rocawear acquisition; $60 million was used to pay the consideration for the acquisition of the Starter brand; and $3.9 million was used to pay costs associated with the Term Loan Facility. The costs of $3.9 million relating to the Term Loan Facility have been deferred and are being amortized over the life of the loan, using the effective interest method. As of September 30, 2009, the subsidiaries subject to the Term Loan Facility were Studio IP Holdings, SHM, OP Holdings, OPHM, Mossimo Holdings, MI,  Official-Pillowtex and PHMLLC (collectively, the “Term Loan Facility Subsidiaries”). As of September 30, 2009, the Term Loan Facility Subsidiaries, directly or indirectly, owned the following trademarks, excluding certain territories covered by the Iconix China and Iconix Latin America joint ventures (see Note 3): Danskin, Rocawear, Starter, Ocean Pacific/OP, Mossimo, Cannon, Royal Velvet, Fieldcrest, Charisma and Waverly.

On July 26, 2007, the Company purchased a hedge instrument to mitigate the cash flow risk of rising interest rates on the Term Loan Facility. See Note 4 for further information.

Asset-Backed Notes

The financing for certain of the Company's acquisitions has been accomplished through private placements by its subsidiary, IP Holdings LLC ("IP Holdings") of asset-backed notes ("Asset-Backed Notes") secured by intellectual property assets (trade names, trademarks, license agreements and payments and proceeds with respect thereto relating to the Candie’s, Bongo, Joe Boxer, Rampage, Mudd and London Fog brands) of IP Holdings. At September 30, 2009, the balance of the Asset-Backed Notes was $100.6 million, $23.7 million of which is included in the current portion of long-term debt on the unaudited condensed consolidated balance sheet.

Cash on hand in the bank account of IP Holdings is restricted at any point in time up to the amount of the next debt principal and interest payment required under the Asset-Backed Notes. Accordingly, $7.4 million and $0.9 million as of September 30, 2009 and December 31, 2008, respectively, are included as restricted cash within the Company's current assets. Further, in connection with IP Holdings' issuance of Asset-Backed Notes, a reserve account has been established and the funds on deposit in such account will be applied to the final principal payment with respect to the Asset-Backed Notes. Accordingly, as of September 30, 2009 and December 31, 2008, $15.9 million has been classified as non-current and disclosed as restricted cash within other assets on the Company's balance sheets.

Interest rates and terms on the outstanding principal amount of the Asset-Backed Notes as of September 30, 2009 are as follows: $34.5 million principal amount bears interest at a fixed interest rate of 8.45% with a six year term, $15.3 million principal amount bears interest at a fixed rate of 8.12% with a six year term, and $50.8 million principal amount bears interest at a fixed rate of 8.99% with a six and a half year term. The Asset-Backed Notes have no financial covenants by which the Company or its subsidiaries need comply. The aggregate principal amount of the Asset-Backed Notes will be fully paid by February 22, 2013.

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

The judgment stated that the Sweet Note (originally $11.0 million when issued by the Company upon the acquisition of Unzipped from Sweet in 2002) should total approximately $12.2 million as of December 31, 2007. The recorded balance of the Sweet Note, prior to any adjustments related to the judgment was approximately $3.2 million. The Company increased the Sweet Note by approximately $6.2 million and recorded the expense as an expense related to specific litigation. The Company further increased the Sweet Note by approximately $2.8 million to record the related interest and included the charge in interest expense. As of September 30, 2009, the Sweet Note is approximately $12.2 million and included in the current portion of long-term debt.

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

Debt Maturities

As of September 30, 2009, the Company’s debt maturities on a calendar year basis are as follows:

(000’s omitted)	Total	October 1 through December 31, 2009	2010	2011	2012	2013
Convertible Notes[1]	$244,026	$-	$-	$-	$244,026	$-
Term Loan Facility	217,484	-	35,354	-	182,130	-
Asset-Backed Notes	100,604	5,738	24,216	26,380	33,468	10,802
Sweet Note	12,186	12,186	-	-	-	-
Total Debt	$574,300	$17,924	59,570	26,380	459,624	10,802

1 reflects the net debt carrying amount of the Convertible Notes on the unaudited condensed consolidated balance sheet as of September 30, 2009, in accordance with FSP APB 14-1.  The principal amount owed to the holders of the Convertible Notes is $287.5 million.

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

2009 Equity Incentive Plan

On August 13, 2009, the Company's stockholders approved the Company's 2009 Equity Incentive Plan ("2009 Plan”). The 2009 Plan authorizes the granting of common stock options or other stock-based awards covering up to 3,000,000 shares of the Company’s common stock.  All employees, directors, consultants and advisors of the Company, including those of the Company's subsidiaries, are eligible to be granted Non Qualified Stock Options and other stock-based awards under the 2009 Plan, and employees are also eligible to be granted Incentive Stock Options under the 2009 Plan. No new awards may be granted under the Plan after August 13, 2019.

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

Summaries of the Company's stock options, warrants and performance related options activity, and related information for the Current Nine Months are as follows:

Options		Weighted-Average
	Options	Exercise Price

Outstanding January 1, 2009	3,895,138	$4.29
Granted	20,000	15.35
Canceled	(8,000)	16.96
Exercised	(828,059)	3.84
Expired/Forfeited	-	-
Outstanding September 30, 2009	3,079,079	$5.00
Exercisable at September 30, 2009	3,074,079	$4.99

Warrants

		Weighted-Average
	Warrants	Exercise Price

Outstanding January 1, 2009	286,900	$16.99
Granted	-	-
Canceled/Forfeited	-	-
Exercised	-	-
Expired/Forfeited	-	-
Outstanding September 30, 2009	286,900	$16.99
Exercisable at September 30, 2009	286,900	16.99

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

Restricted stock

Compensation cost for restricted stock is measured as the excess, if any, of the quoted market price of the Company’s stock at the date the common stock is issued over the amount the employee must pay to acquire the stock (which is generally zero). The compensation cost, net of projected forfeitures, estimated at 0%, is recognized over the period between the issue date and the date any restrictions lapse, with compensation cost for grants with a graded vesting schedule recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards. The restrictions do not affect voting and dividend rights.

The following tables summarize information about unvested restricted stock transactions:

		Weighted-Average
	Shares	Grant Date Fair Value

Non-vested, January 1, 2009	1,513,983	$18.96
Granted	659,771	16.05
Vested	(79,486)	13.01
Canceled	(44,369)	18.66
Non-vested, September 30, 2009	2,049,899	$18.26

Stock based compensation expense related to restricted stock grants for the Current Quarter and Prior Year Quarter was $1.7 million and $1.9 million, respectively, and for the Current Nine Months and the Prior Year Nine Months was approximately $5.0 million and $6.1 million, respectively. An additional amount of $20.4 million is expected to be expensed evenly over a period of approximately 1-4 years.  During the Current Nine Months and Prior Year Nine Months, the Company withheld shares of its common stock valued at $0.2 million and $0.7 million, respectively, in connection with net share settlement of restricted stock grants and option exercises.

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

Stock Repurchase Program

On November 3, 2008, the Company announced that its Board of Directors had authorized the repurchase of up to $75 million of the Company's common stock over a period of approximately three years. This authorization replaces any prior plan or authorization. The current plan does not obligate the Company to repurchase any specific number of shares and may be suspended at any time at management's discretion.  During the Current Nine Months, the Company repurchased 200,000 shares for approximately $1.5 million.  No shares were repurchased by the Company during the Prior Year Nine Months.

Securities Available for Issuance

As of September 30, 2009, 68,940 common shares were available for issuance of additional awards under the Company’s 2006 Equity Incentive Plan, and 2,371,243 common shares were available for issuance of additional awards under the Company’s 2009 Equity Incentive Plan.

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

For the Current Quarter, of the total potentially dilutive shares related to restricted stock-based awards, stock options and warrants, 2.1 million were anti-dilutive, compared to 2.1 million for the Prior Year Quarter.  For the Current Nine Months, of the total potentially dilutive shares related to restricted stock-based awards, stock options and warrants, 2.7 million were anti-dilutive, compared to 1.9 million for the Prior Year Nine Months.

For the Current Quarter, of the performance related restricted stock-based awards issued in connection with the Company’s employment agreement with its chairman, chief executive officer and president, 1.5 million of such awards (which is included in the total 2.1 million anti-dilutive stock-based awards described above) were anti-dilutive and therefore not included in this calculation.

For the Current Nine Months, of the performance related restricted stock-based awards issued in connection with the Company’s employment agreement with its chairman, chief executive officer and president, 2.0 million of such awards (which is included in the total 2.7 million anti-dilutive stock-based awards described above) were anti-dilutive and therefore not included in this calculation.

Warrants issued in connection with the Company’s Convertible Notes financing were anti-dilutive and therefore not included in this calculation. Portions of the Convertible Notes that would be subject to conversion to common stock were anti-dilutive as of September 30, 2009 and therefore not included in this calculation.

A reconciliation of shares used in calculating basic and diluted earnings per share follows:

	For the Three Months Ended		For the Nine Months Ended
(000's omitted)	September 30, (unaudited)		September 30, (unaudited)
	2009	2008	2009	2008
Basic	71,336	57,841	63,850	57,662
Effect of exercise of stock options	2,436	3,106	2,246	3,426
Effect of contingent common stock issuance	-	144	48	144
Effect of assumed vesting of restricted stock	298	-	282	9
Diluted	74,070	61,091	66,426	61,241

9.  Unzipped Apparel, LLC (“Unzipped”)

On October 7, 1998, the Company formed Unzipped with its then joint venture partner, Sweet (as previously defined in Note 6), the purpose of which was to market and distribute apparel under the Bongo label. The Company and Sweet each had a 50% interest in Unzipped. Pursuant to the terms of the joint venture, the Company licensed the Bongo trademark to Unzipped for use in the design, manufacture and sale of certain designated apparel products.

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

As a result of the judgment, in the year ended December 31, 2007 (“fiscal 2007”) the balance of the $11.0 million principal amount Sweet Note, originally issued by the Company upon the acquisition of Unzipped from Sweet in 2002, including interest, was increased from approximately $3.2 million to approximately $12.2 million as of December 31, 2007. Of this increase, approximately $6.2 million was attributed to the principal of the Sweet Note and the expense was recorded as an expense related to specific litigation. The remaining $2.8 million of the increase was attributed to related interest on the Sweet Note and recorded as interest expense. As of September 30, 2009, the full $12.2 million current balance of the Sweet Note and $1.7 million of accrued interest are included in the current portion of long term debt and accounts payable and accrued expenses, respectively.

In addition, in November 2007 the Company was awarded a judgment of approximately $12.2 million for claims made by it against Hubert Guez and ADS. As a result, the Company recorded a receivable of approximately $12.2 million and recorded the benefit in special charges for fiscal 2007. As of September 30, 2009, this receivable and the associated accrued interest of $1.7 million are included in other assets - non-current.

10.  Expenses Related to Specific Litigation

Expenses related to specific litigation consist of legal expenses and costs related to the Unzipped litigation. For the Prior Year Quarter, the Company recorded expenses related to specific litigation of $0.3 million; there were no such expenses during the Current Quarter.  For the Current Nine Months and Prior Year Nine Months, the Company recorded expenses related to specific litigation of $0.1 million and $0.7 million, respectively. See Note 9 and Note 11for information relating to Unzipped.

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

12.  Related Party Transactions

Kenneth Cole Productions, Inc.

On May 1, 2003, the Company granted Kenneth Cole Productions, Inc. the exclusive worldwide license to design, manufacture, sell, distribute and market footwear under its Bongo brand. The chairman of Kenneth Cole Productions is Kenneth Cole, who is the brother of Neil Cole, the Company's Chief Executive Officer and President. During the Current Nine Months and Prior Year Nine Months, the Company earned $0.3 million and $0.9 million, respectively, in royalties from Kenneth Cole Productions.  This license will terminate effective December 31, 2009.

Candie’s Foundation

The Candie's Foundation, a charitable foundation founded by Neil Cole for the purpose of raising national awareness about the consequences of teenage pregnancy, owed the Company $0.7 million and $0.5 million at September 30, 2009 and December 31, 2008, respectively. The Candies Foundation has a commitment from a licensee of the Company to receive a contribution of approximately $0.7 million in February 2010.  The Candie's Foundation intends to pay-off the entire borrowing from the Company during 2009, although additional advances will be made as and when necessary.

Travel

The Company recorded expenses of approximately $253,000 and $303,000 for Current Nine Months and Prior Year Nine Months, respectively, for the hire and use of aircraft solely for business purposes owned by a company in which the Company’s chairman, chief executive officer and president is the sole owner. Management believes that all transactions were made on terms and conditions no less favorable than those available in the marketplace from unrelated parties.

Consulting Services

During the Current Quarter, the Company engaged a consulting and advisory firm, a principal of which is a director of the Company.  During the Current Quarter, the Company recorded an expense of $10,000 for these services.

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

The net revenues by type of license and information by geographic region are as follows:

	For the three months ended		For the nine months ended
(000's omitted)	September 30, (unaudited)		September 30, (unaudited)
	2009	2008	2009	2008
Revenues by product line:
Direct-to-retail license	$29,908	$11,455	$83,934	$41,229
Wholesale license	24,850	40,247	76,888	116,658
Other	4,609	3,433	5,454	4,615
	$59,367	$55,135	$166,276	$162,502

Revenues by geographic region:
United States	$53,199	$48,930	$154,914	$149,722
Other	6,168	6,205	11,362	12,780
	$59,367	$55,135	$166,276	$162,502

14.   Subsequent Events

On October 30, 2009, the Company consummated, through a newly formed subsidiary (the “Unlimited joint venture”), a transaction with the sellers of the Ecko portfolio of brands, including Ecko Unlimited, Marc Ecko, the Rhino logo, and Zoo York (the “Ecko Assets”), pursuant to which the sellers sold and/or contributed the Ecko Assets to the Unlimited joint venture in exchange for a 49% membership interest in the Unlimited joint venture and $63.5 million in cash which had been contributed to the Unlimited joint venture by the Company.  As a result of this transaction, the Company owns 51% of the membership interest in the Unlimited joint venture.  In addition, the October joint venture borrowed $90.0 million from a third party to repay certain indebtedness of the sellers. There is no recourse to the Company under the promissory note evidencing the $90.0 million loan.

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

Executive Summary. We are a brand management company engaged in licensing, marketing and providing trend direction for a diversified and growing consumer brand portfolio. Our brands are sold across every major segment of retail distribution, from luxury to mass. As of September 30, 2009, we owned 17 iconic consumer brands: Candie’s, Bongo, Badgley Mischka, Joe Boxer, Rampage, Mudd, London Fog, Mossimo, Ocean Pacific/OP, Danskin, Rocawear, Cannon, Royal Velvet, Fieldcrest, Charisma, Starter, and Waverly. In addition, Scion LLC, a joint venture in which we have a 50% investment, owns the Artful Dodger brand. On May 4, 2009 we acquired a 50% interest in Hardy Way LLC (“Hardy Way”), the owner of the Ed Hardy brands and trademark.  On October 30, 2009, we consummated, through the Unlimited joint venture, a transaction with the sellers of the Ecko Assets, pursuant to which the sellers sold and/or contributed the Ecko Assets to the Unlimited joint venture in exchange for a 49% membership interest in the Unlimited joint venture and $63.5 million in cash which had been contributed to the Unlimited joint venture by us.  As a result of this transaction, we own 51% of the membership interest in the Unlimited joint venture.  In addition, the Unlimited joint venture borrowed $90.0 million from a third party to repay certain indebtedness of the sellers. There is no recourse to us under the promissory note evidencing the $90.0 million loan.  We license our brands worldwide through over 200 direct-to-retail and wholesale licenses for use across a wide range of product categories, including footwear, fashion accessories, sportswear, home products and décor, and beauty and fragrance. Our business model allows us to focus on our core competencies of marketing and managing brands without many of the risks and investment requirements associated with a more traditional operating company. Our licensing agreements with leading retail and wholesale partners throughout the world provide us with a predictable stream of guaranteed minimum royalties.

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

We have focused and continue to focus on cost-saving measures.  These measures have included a reduction of the total number of total full-time employees in the Current Nine Months, as well as a continued review of all operating expenses.

Results of Operations

The three months ended September 30, 2009 compared to the three months ended September 30, 2008

Licensing and Other Revenue. Licensing and other revenue for the Current Quarter increased to $59.4 million from $55.1 million for the Prior Year Quarter.  During the Current Quarter, we recorded a gain of approximately $3.7 million on our transaction regarding our Joe Boxer trademark for the territory of Canada.  In the Prior Year Quarter, we recorded a gain of approximately $2.6 million related to our Iconix China joint venture transaction.  Excluding these two transactions, the primary drivers of the $3.2 million net increase in revenue from the Prior Year Quarter to the Current Quarter are as follows: an aggregate increase of approximately $11.4 million from our three direct-to-retail brands with Walmart Stores, Inc., herein referred to as Walmart, as well as a slight increase in revenue attributable to our Waverly brand (which was acquired in December 2008) for which there was no comparable revenue in the Prior Year Quarter.  These increases were partially offset by an aggregate decrease of approximately $8.2 million, the primary drivers of which are as follows: the transition of our women’s category for our Rocawear brand to a new licensee; the transition of our Mudd brand to a direct-to-retail license with Kohl’s Department Stores, Inc., herein referred to as Kohl’s, which was only first launched in August 2009; and, a decrease in revenue for our Charisma brand related to its transition to a license with the  Costco Wholesale Corporation, herein referred to as Costco.

Operating Expenses. Consolidated selling, general and administrative, herein referred to as SG&A, expenses totaled $21.0 million in the Current Quarter compared to $18.6 million in the Prior Year Quarter. The increase of $2.4 million was driven by the following factors: (i) bad debt expense for the for the Current Quarter included approximately $3.0 million related to collectability issues with the former women’s category license for the Rocawear brand, as compared to Prior Year Quarter, representing an increase of approximately $1.8 million in bad debt expense from the Prior Year Quarter; and (ii) an increase of approximately $1.2 million in advertising and marketing related expenses.  These increases were offset by a variety of cost saving initiatives, including: (i) a decrease of approximately $0.8 million in payroll costs related to a reduction in employee headcount; and (ii) a decrease of approximately $0.6 million in professional fees.

For the Prior Year Quarter, our expenses related to specific litigation included an expense for professional fees $0.3 million, relating to litigation involving Unzipped. There were no such expenses incurred in the Current Quarter.  See Notes 9 and 10 of Notes to Consolidated Financial Statements for further information on our litigation involving Unzipped.

Operating Income. Operating income for the Current Quarter increased to $38.3 million, or approximately 65% of total revenue, compared to $36.3 million or approximately 66% of total revenue in the Prior Year Quarter. The slight decrease in our operating margin percentage is primarily the result of the increase SG&A, offset by the increase in revenue, for the reasons detailed above.

Other Expenses - Net – Other expenses - net decreased by approximately $4.5 million in the Current Quarter to $6.5 million, compared to other expenses - net of $10.9 million for the Prior Year Quarter.  This decrease was primarily due to an aggregate increase of approximately $3.0 million in our equity earnings on joint ventures due to earnings from our Iconix Latin America joint venture (created in December 2008) and our Hardy Way joint venture (created in May 2009), for which there was no comparable earnings in the Prior Year Quarter.  Further, interest expense related to our variable rate debt decreased from approximately $3.3 million in the Prior Year Quarter to $1.4 million in the Current Quarter as a result of both a lower debt balance as well as a decrease in our effective interest rate to 2.60% in the Current Quarter from 5.06% in the Prior Year Quarter.  This was offset by a slight decrease of approximately $0.2 million in interest income related to a decrease in interest rates on money invested by us during the Current Quarter.

Provision for Income Taxes. The effective income tax rate for the Current Quarter is approximately 35.8% resulting in the $11.4 million income tax expense, as compared to an effective income tax rate of 35.2% in the Prior Year Quarter which resulted in the $8.9 million income tax expense.

Net Income. Our net income was $20.5 million in the Current Quarter, compared to net income of $16.4 million in the Prior Year Quarter, as a result of the factors discussed above.

The nine months ended September 30, 2009 compared to the nine months ended September 30, 2008

Licensing and Other Revenue. Licensing and other revenue for the Current Nine Months increased to $166.3 million from $162.5 million for the Prior Year Nine Months.  During the Current Nine Months, we recorded a gain of approximately $3.7 million on our transaction regarding our Joe Boxer trademark in Canada.  In the Prior Year Nine Months, we recorded a gain of approximately $2.6 million related to our Iconix China joint venture transaction.  Excluding these two transactions, the primary drivers of the $2.7 million net increase in revenue from the Prior Year Nine Months to the Current Nine Months are as follows: an aggregate increase of approximately $20.8 million from our three direct-to-retail brands with Walmart, as well as an increase in revenue attributable to our Waverly brand (which was acquired in December 2008) for which there was no comparable revenue in the Prior Year Nine Months.  These increases were partially offset by an aggregate decrease of approximately $18.2 million, the primary driver of which was the transition of our Mudd brand to a direct-to-retail license with Kohl’s, which was only first launched in August 2009.   The remaining portion of the decrease was mainly attributable to four other brands: the transition of our women’s category for our Rocawear brand to a new licensee, a decrease in revenue from our Charisma brand related to its transition to a license with Costco, a decrease in revenue from our Cannon brand which is currently transitioning to a direct-to-retail license with Kmart Corporation, and a slight decrease in revenue from our Rampage brand.

Operating Expenses. Consolidated SG&A expenses totaled $54.7 million in the Current Nine Months compared to $55.6 million in the Prior Year Nine Months. The decrease of $0.9 million was driven by a variety of cost saving initiatives, including: (i) a decrease of approximately $2.6 million in payroll costs related to a reduction in employee headcount, which was partially offset by the cost of severance for terminated employees; (ii) a decrease of approximately $1.9 million in professional fees; and (iii) a decrease of approximately $0.6 million in employee travel related expenses.  These decreases were partially offset by an increase of approximately $2.2 million in bad debt expense primarily due to the transition of the women’s category license for our Rocawear brand, as well as an increase of $1.8 million in advertising and marketing related expenses.

For the Current Nine Months and the Prior Year Nine Months, our expenses related to specific litigation included an expense for professional fees of approximately $0.1 million and $0.7 million, respectively, relating to litigation involving Unzipped. See Notes 9 and 10 of Notes to Unaudited Condensed Consolidated Financial Statements.

Operating Income. Operating income for the Current Nine Months increased to $111.5 million, or approximately 67% of total revenue, compared to approximately $106.2 million or approximately 65% of total revenue in the Prior Year Nine Months. The increase in our operating margin percentage is primarily the result of the increase in revenue, as well as the decrease in SG&A, for the reasons detailed above.

Other Expenses - Net – Other expenses - net decreased by approximately $7.7 million in the Current Nine Months to $25.0 million, compared to other expenses - net of $32.8 million for the Prior Year Nine Months.  This decrease was primarily due to an aggregate increase of approximately $3.8 million in our equity earnings on joint ventures due to earnings from our Iconix Latin America joint venture (created in December 2008) and our Hardy Way joint venture (created in May 2009), for which there was no comparable earnings in the Prior Year Nine Months.  Further, interest expense related to our variable rate debt decreased from approximately $11.5 million in the Prior Year Quarter to approximately $5.7 million in the Current Quarter as a result of both a lower average debt balance as well as a decrease in our effective interest rate to 3.45% in the Current Nine Months from 5.84% in the Prior Year Nine Months.  This was offset by a decrease of approximately $1.4 million in interest income related to a decrease in interest rates on money invested by us during the Current Nine Months.

Provision for Income Taxes. The effective income tax rate for the Current Nine Months is approximately 35.9% resulting in the $31.1 million income tax expense, as compared to an effective income tax rate of 35.3% in the Prior Year Nine Months which resulted in the $25.9 million income tax expense.

Net Income.  Our net income was $55.4 million in the Current Nine Months, compared to net income of $47.6 million in the Prior Year Nine Months, as a result of the factors discussed above.

Liquidity and Capital Resources

Liquidity

Our principal capital requirements have been to fund acquisitions, working capital needs, and to a lesser extent, capital expenditures. We have historically relied on internally generated funds to finance our operations and our primary source of capital needs for acquisition has been the issuance of debt and equity securities. At September 30, 2009 and December 31, 2008, our cash totaled $233.4 million and $67.3 million, respectively, including short-term restricted cash of $7.4 million and $0.9 million, respectively.  Of the $7.4 million of short-term restricted cash at September 30, 2009, $4.1 million is in a cash collateral account in our name (see Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements).

The Term Loan Facility requires us to repay the principal amount of the term loan outstanding in an amount equal to 50% of the excess cash flow of the subsidiaries subject to the term loan facility for the most recently completed fiscal year.   During the Current Nine Months, we paid $38.7 million of the principal balance of the Term Loan Facility, which represents 50% of the excess cash flow of the subsidiaries subject to the Term Loan Facility for the year ended December 31, 2008.

On May 4, 2009, we acquired a 50% interest in Hardy Way, the owner of the Ed Hardy brand and trademarks, for $17.0 million, including $9.0 million in cash, which was funded entirely from cash on hand.

On October 30, 2009, we consummated, through the Unlimited joint venture, a transaction with the sellers of the Ecko Assets, pursuant to which the sellers sold and/or contributed the Ecko Assets to the Unlimited joint venture in exchange for a 49% membership interest in the Unlimited joint venture and $63.5 million in cash which had been contributed to the Unlimited joint venture by us.  As a result of this transaction, we own 51% of the membership interest in the Unlimited joint venture.  In addition, the Unlimited joint venture borrowed $90.0 million from a third party to repay certain indebtedness of the sellers. There is no recourse to us under the promissory note evidencing the $90.0 million loan.

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

As of September 30, 2009, our marketable securities consist of auction rate securities, herein referred to as ARS. Beginning in the third quarter of 2007, $13.0 million of our ARS had failed auctions due to sell orders exceeding buy orders. In December 2008, the insurer of the ARS exercised its put option to replace the underlying securities of the auction rate securities with its preferred securities. Further, although these ARS had paid dividends according to their stated terms, the Company had received notice from the insurer that the payment of cash dividends will cease after July 31, 2009 and will only be resumed if the board of directors of the insurer declares such cash dividends to be payable at a later date.  These funds will not be available to us until a successful auction occurs or a buyer is found outside the auction process. Prior to the cessation of cash dividend payments, we estimated the fair value of our ARS with a discounted cash flow model where we used the expected rate of cash dividends to be received.  As the cash dividend payments have ceased, we changed our methodology for estimating the fair value of the ARS.  Beginning June 30, 2009, we estimated the fair value of our ARS using the present value of the weighted average of several scenarios of recovery based on our assessment of the probability of each scenario. We considered a variety of factors in our analysis including: credit rating of the issuer and insurer, comparable market data (if available), current macroeconomic market conditions, quality of the underlying securities, and the probabilities of several levels of recovery and reinstatement of cash dividend payments.  As the aggregate result of our quarterly evaluations, $13.0 million of our ARS have been written down to $6.8 million as a cumulative unrealized pre-tax loss of $6.2 million to reflect a temporary decrease in fair value. As the write-down of $6.2 million has been identified as a temporary decrease in fair value, the write-down has not impacted our earnings and is reflected as an other comprehensive loss in the stockholders’ equity section of our unaudited condensed consolidated balance sheet.   We believe this decrease in fair value is temporary due to general macroeconomic market conditions,.  Further, we have the ability and intent to hold the ARS until an anticipated full redemption. We believe our cash flow from future operations and our existing cash on hand will be sufficient to satisfy our anticipated working capital requirements for the foreseeable future, regardless of the timeliness of the auction process.

Changes in Working Capital

At September 30, 2009 and December 31, 2008 the working capital ratio (current assets to current liabilities) was 3.12 to 1 and 1.25 to 1, respectively. This increase in our working capital ratio was driven by the factors set forth below:

Operating Activities

Net cash provided by operating activities increased approximately $17.4 million to approximately $80.6 million in the Current Nine Months from approximately $63.1 million of net cash provided by operating activities in the Prior Year Nine Months.  This increase is primarily due to an increase of $7.8 million in net income from approximately $47.6 million in the Prior Year Nine Months to approximately $55.4 million in the Current Nine Months for the reasons detailed above, as well as an aggregate decrease in net cash used in changes in operating assets and liabilities (net of business acquisitions) of approximately $14.2 million from approximately $24.9 million in the Prior Year Nine Months to approximately $10.7 million in the Current Nine Months.  These reductions in cash used in operating activities were offset partially by non-cash adjustments to net income for our equity investments in joint ventures of $2.5 million of equity earnings in the Current Nine Months compared to $0.4 million in equity losses in the Prior Year Nine Months, resulting in a net change of $2.1 million, and an increase in the change in our allowance for bad debts of approximately $2.0 million, from approximately $1.4 million in the Prior Year Nine Months to approximately $3.4 million in the Current Nine Months, which was primarily due to the transition of the women’s category license for our Rocawear brand.

Investing Activities

Net cash used in investing activities increased approximately $8.0 million to approximately $19.5 million in the Current Nine Months from approximately $11.5 million of net cash used in investing activities in the Prior Year Nine Months.  This increase is primarily due to $9.0 million of cash paid for the acquisition of a 50% interest in Ed Hardy, compared to $2.0 million of a cash paid for our 50% investment in the Iconix China joint venture during the Prior Year Nine Months, as well as cash earn-out payments totaling approximately $9.4 million made during the Current Nine Months relating to the Official-Pillowtex acquisition and Rocawear acquisition, as compared to an earn-out payment of approximately $4.5 million related to the Official-Pillowtex and Rocawear acquisitions in the Prior Year Nine Months.  This increase was offset by a decrease in purchases of property and equipment of $2.4 million as a result of purchases in the Prior Year Nine Months of approximately $4.2 million related to the purchase of fixturing for certain brands, as compared to the Current Nine Months in which purchases of property and equipment totaled approximately $1.8 million.   Further, we received a distribution of approximately $1.0 million during the Current Nine Months related to our Hardy Way joint venture, which did not exist in the Prior Year Nine Months.

Financing Activities

Net cash provided by financing activities increased approximately $115.6 million to approximately $98.6 million in the Current Nine Months from approximately $17.0 million of net cash used in financing activities in the Prior Year Nine Months.  This increase is primarily due to the net proceeds of our common stock offering of approximately $152.8 million, which was offset primarily by the payment of long term debt of $55.2 million.  Specifically, our payment of long-term debt in the Prior Year Nine Months of 50% of our excess cash flow from the subsidiaries subject to the Term Loan Facility for fiscal 2007 was $15.6 million, as compared to our payment in the Current Nine Months of $38.7 million, which represented 50% of our excess cash flow from the subsidiaries subject to the term loan facility for fiscal 2008.  Additionally, current restricted cash increased $6.5 million primarily as a result of an investment through our joint venture Scion (see Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements), which was offset by a non-controlling interest contribution of $2.1 million.  Further, in the Current Nine Months the excess tax benefit from share-based payment arrangements was approximately $3.9 million, as compared to a approximately $9.0 million tax benefit in the Prior Year Nine Months, due to fewer exercises of stock options at a lower average exercise price during the Current Nine Months, which accounted for an increase of approximately $5.0 million in net cash provided by financing activities.  Lastly, during the Current Nine Months, we repurchased shares of our common stock for $1.5 million related to a stock repurchase plan authorized by our Board of Directors in November 2008.  There were no such repurchases in the Prior Year Nine Months.

Other Matters

New Accounting Standards

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1 and APB 28-1”) (ASC Topic 825). FSP 107-1 and APB 28-1 require that disclosures about the fair value of a company’s financial instruments be made whenever summarized financial information for interim reporting periods is made. The provisions of FSP 107-1 are effective for interim reporting periods ending after June 15, 2009, and its requirements are reflected herein.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”) (ASC Topic 820). FSP 157-4 does not change the definition of fair value as detailed in FAS 157, but provides additional guidance for estimating fair value in accordance with FAS 157 when the volume and level of activity for the asset or liability have significantly decreased. The provisions of FSP 157-4 are effective for interim and annual reporting periods ending after June 15, 2009, and its requirements are reflected herein.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2 and FAS 124-2”) (ASC Topic 320). FSP 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities and provides additional disclosure requirements for other-than-temporary impairments for debt and equity securities. FSP 115-2 and FAS 124-2 address the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The provisions of FSP 115-2 and FAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009, and its requirements are reflected herein.

In May 2009, the FASB issued FAS No. 165, "Subsequent Events" (“SFAS 165”) (ASC Topic 855).  SFAS No. 165 establishes principles and requirements for subsequent events, which are events or transactions that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS No. 165 sets forth (a) the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (b) the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements, and (c) the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009 and is to be applied prospectively. The adoption of SFAS No. 165 did not have a material impact on our results of operations or our financial position.

In June 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46(R) (“FAS 167”) (ASC Topic 810). FAS 167 amends the consolidation guidance for variable interest entities (“VIE”) by requiring an on-going qualitative assessment of which entity has the power to direct matters that most significantly impact the activities of a VIE and has the obligation to absorb losses or benefits that could be potentially significant to the VIE. FAS 167 is effective for the Company beginning in 2010. The Company is currently assessing the impact of the standard on its financial statements.

In June 2009, the FASB issued SFAS No. 168, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles  (“SFAS 168”) (ASC Topic 105). This standard replaces SFAS No. 162,  The Hierarchy of Generally Accepted Accounting Principles , and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and non-authoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Company will begin to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of 2009. As the Codification was not intended to change or alter existing GAAP, it will not have any impact on the Company’s consolidated financial statements.

Summary of Critical Accounting Policies.

Several of our accounting policies involve management judgments and estimates that could be significant. The policies with the greatest potential effect on our consolidated results of operations and financial position include the estimate of reserves to provide for collectability of accounts receivable. We estimate the collectability considering historical, current and anticipated trends of our licensees related to deductions taken by customers and markdowns provided to retail customers to effectively flow goods through the retail channels, and the possibility of non-collection due to the financial position of its licensees' and their retail customers. Due to our licensing model, we do not have any inventory risk and have reduced our operating risks, and can reasonably forecast revenues and plan expenditures based upon guaranteed royalty minimums and sales projections provided by our retail licensees.

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

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," (ASC Topic 350), herein referred to as SFAS 142, which changed the accounting for goodwill from an amortization method to an impairment-only approach. Upon our adoption of SFAS 142 on February 1, 2002, we ceased amortizing goodwill. As prescribed under SFAS 142, we had goodwill tested for impairment during the years ended December 31, 2008, 2007 and 2006, and no write-downs from impairments were necessary. Our tests for impairment utilize discounted cash flow models to estimate the fair values of the individual assets. Assumptions critical to our fair value estimates are as follow: (i) discount rates used to derive the present value factors used in determining the fair value of the reporting units and trademarks; (ii) royalty rates used in our trade mark valuations; (iii) projected average revenue growth rates used in the reporting unit and trademark models; and (iv) projected long-term growth rates used in the derivation of terminal year values.  These tests factor in economic conditions and expectations of management and may change in the future based on period-specific facts and circumstances.

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

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), “Accounting for Share-Based Payment” (ASC Topic 718), herein referred to as SFAS 123(R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Under SFAS 123(R), using the modified prospective method, compensation expense is recognized for all share-based payments granted prior to, but not yet vested as of, January 1, 2006. Prior to the adoption of SFAS 123(R), we accounted for our stock-based compensation plans under the recognition and measurement principles of accounting principles board, or APB, Opinion No. 25, “Accounting for stock issued to employees,” and related interpretations. Accordingly, the compensation cost for stock options had been measured as the excess, if any, of the quoted market price of our common stock at the date of the grant over the amount the employee must pay to acquire the stock.

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes”, herein referred to as SFAS 109 (ASC Topic 740). Under SFAS 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, management reviews both positive and negative evidence pursuant to the requirements of SFAS 109, including current and historical results of operations, the annual limitation on utilization of net operating loss carry forwards pursuant to Internal Revenue Code section 382, future income projections and the overall prospects of our business. Based upon management's assessment of all available evidence, including our completed transition into a licensing business, estimates of future profitability based on projected royalty revenues from our licensees, and the overall prospects of our business, management concluded that it is more likely than not that the net deferred income tax asset will be realized.

We adopted FASB Interpretation 48, herein referred to as FIN 48(ASC Topic 740), beginning January 1, 2007. The implementation of FIN 48 did not have a significant impact on our financial position or results of operations. The total unrecognized tax benefit was $1.1 million at the date of adoption. At December 31, 2008, the total unrecognized tax benefit was $1.1 million. However, the liability is not recognized for accounting purposes because the related deferred tax asset has been fully reserved in prior years. We are continuing our practice of recognizing interest and penalties related to income tax matters in income tax expense. There was no accrual for interest and penalties related to uncertain tax positions for the year ended December 31, 2008. We file federal and state tax returns and we are generally no longer subject to tax examinations for fiscal years prior to 2004.

Marketable securities, which are accounted for as available-for-sale, are stated at fair value in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”) (ASC Topic 320), and consist of auction rate securities. Temporary changes in fair market value are recorded as other comprehensive income or loss, whereas other than temporary markdowns will be realized through our statement of operations. On January 1, 2008, we adopted SFAS 157, which establishes a framework for measuring fair value and requires expanded disclosures about fair value measurement. While SFAS 157 does not require any new fair value measurements in its application to other accounting pronouncements, it does emphasize that a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation.

Seasonal and Quarterly Fluctuations.

The majority of the products manufactured and sold under our brands and licenses are for apparel, accessories, footwear and home products and decor, for which sales may vary as a result of holidays, weather, and the timing of product shipments. Accordingly, a portion of our revenue from its licensees, particularly from those licensees whose actual sales royalties exceed minimum royalties, may be subject to seasonal fluctuations. The results of operations in any quarter therefore will not necessarily be indicative of the results that may be achieved for a full fiscal year or any future quarter.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We limit exposure to foreign currency fluctuations by requiring substantially all of our licenses to be denominated in U.S. dollars.  Our note receivable due from the purchasers of the Canadian trademark for Joe Boxer is denominated in Canadian dollars.  If there were an adverse change of 10% in the exchange rate from Canadian dollars to U.S. dollars, the expected effect on net income would be immaterial.

We are exposed to potential loss due to changes in interest rates. Investments with interest rate risk include marketable securities. Debt with interest rate risk includes the fixed and variable rate debt. As of September 30, 2009, we had approximately $217.5 million in variable interest debt under our Term Loan Facility. To mitigate interest rate risks, we are utilizing derivative financial instruments such as interest rate hedges to convert certain portions of our variable rate debt to fixed interest rates. If there were an adverse change of 10% in interest rates, the expected effect on net income would be immaterial.

We invested in certain auction rate securities, herein referred to as ARS. During the Current Nine Months, our balance of ARS failed to auction due to sell orders exceeding buy orders, and the insurer of the ARS exercised its put option to replace the underlying securities of the ARS with its preferred securities. Further, although the ARS have paid cash dividends according to their stated terms, the payment of dividends ceased after July 31, 2009 and will only be resumed if the board of directors of the insurer declares such cash dividends to be payable at a later date.  These funds will not be available to us until a successful auction occurs or a buyer is found outside the auction process. We estimated the fair value of our ARS to be $6.8 million, using the present value of the weighted average of several scenarios of recovery based on our assessment of the probability of each scenario. We believe this decrease in fair value is temporary due to general macroeconomic market conditions. Further, we have the ability and intent to hold the ARS until an anticipated full redemption. The cumulative effect of the failure to auction since the third quarter of fiscal 2007 has resulted in an accumulated other comprehensive loss of $6.2 million which is reflected in the stockholders’ equity section of the condensed unaudited consolidated balance sheet.

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

On September 15, 2008 and October 3, 2008, respectively, Lehman Holdings and Lehman OTC filed for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in the Southern District of New York (“Bankruptcy Court”). We had purchased 40% of the Convertible Note Hedges from Lehman OTC and we had sold 40% of the warrants to Lehman OTC. If Lehman OTC does not perform such obligations and the price of our common stock exceeds the $27.56 conversion price (as adjusted) of the Convertible Notes, the effective conversion price of the Convertible Notes (which is higher than the actual $27.56 conversion price due to these hedges) would be reduced and our existing stockholders may experience dilution at the time or times the Convertible Notes are converted. On September 17, 2009, the Company filed proofs of claim with the Bankruptcy Court relating to the Lehman OTC Convertible Note Hedges. The Company will continue to monitor the bankruptcy filings of Lehman Holdings and Lehman OTC with respect to such claims. The Company currently believes that the bankruptcy filings and their potential impact on these entities will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

The principal executive officer and principal financial officer also conducted an evaluation of internal control over financial reporting, herein referred to as internal control, to determine whether any changes in internal control occurred during the quarter ended June 30, 2009 that may have materially affected or which are reasonably likely to materially affect internal control. Based on that evaluation, there has been no change in the Company’s internal control during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to affect, the Company’s internal control.

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

As of September 30, 2009, our balance sheet reflects consolidated debt of approximately $574.3 million, including secured debt of $318.1 million ($217.5 million under our term loan facility and $100.6 million under asset-backed notes issued by our subsidiary, IP Holdings), primarily all of which was incurred in connection with our acquisition activities. In accordance with FSP APB 14-1, our Convertible Notes are included in our $574.3 million of consolidated debt at a net debt carrying value of $244.0 million; however, the principal amount owed to the holders of our Convertible Notes is $287.5 million. We may also assume or incur additional debt, including secured debt, in the future in connection with, or to fund, future acquisitions. Our debt obligations:

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

Our licensees Walmart, Target Corporation, or Target, Kohl’s, and Kmart Corporation, or Kmart, were our four largest direct-to-retail licensees during the Current Nine Months, representing approximately 24%, 12%, 8% and 5%, respectively, of our total revenue for such period, while Li & Fung USA was our largest wholesale licensee, representing approximately 10% of our total revenue for such period. Our license agreement with Target for the Mossimo trademark grants it the exclusive U.S. license for substantially all Mossimo-branded products for a current term expiring in January 2012; our second license agreement with Target for the Fieldcrest mark grants it the exclusive U.S. license for substantially all Fieldcrest-branded products for an initial term expiring in July 2010; and our third license agreement with Target grants it the exclusive U.S. license for Waverly Home for a broad range of Waverly Home-branded products for a term expiring in January 2011. Our license agreement with Walmart for the Ocean Pacific and OP trademarks grants it the exclusive license in the U.S., Canada, Mexico, China, India and Brazil for substantially all Ocean Pacific/OP-branded products for an term expiring June 30, 2011; our second license agreement with Walmart for the Danskin Now trademark grants it the exclusive license in the U.S., Canada, Argentina, and Central America for substantially all Danskin Now-branded products for an initial term expiring December 2010; and our third license agreement with Walmart for the Starter trademark grants it the exclusive license in the U.S., Canada and Mexico for substantially all Starter-branded products for an initial term expiring December 2013. Our license agreement with Kohl’s for the Candie’s trademark grants it the exclusive U.S. license for a wide variety of Candie’s-branded product categories for a term expiring in January 2011, and our license agreement with Kohl’s for the Mudd trademark grants it the exclusive U.S. license for a wide variety of Mudd-branded product categories for an initial term expiring in January 2015. Our license agreement with Kmart grants it the exclusive U.S. license with respect to the Joe Boxer trademark for a wide variety of product categories for a term expiring in December 2010 and our license agreement with Kmart for the Cannon trademark granted the exclusive license in the U.S. and Canada for a wide variety of product categories for an initial term expiring February 1, 2014. Our license agreements with Li & Fung USA grant it the exclusive worldwide license with respect to our Royal Velvet trademarks for a variety of products sold exclusively at Bed Bath & Beyond in the U.S., and the exclusive license (in many countries outside of the U.S. and Canada) for the Cannon trademark for a variety of products. The term for each of these licenses with Li & Fung USA expires on December 31, 2013. Because we are dependent on these licensees for a significant portion of our licensing revenue, if any of them were to have financial difficulties affecting its ability to make guaranteed payments, or if any of these licensees decides not to renew or extend its existing agreement with us, our revenue and cash flows could be reduced substantially.

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

As of September 30, 2009, goodwill represented approximately $164.6 million, or approximately 10% of our total assets, and trademarks and other intangible assets represented approximately $1,054.2 million, or approximately 65% of our total assets. Under Statement of Financial Accounting Standards, or SFAS, No. 142, goodwill and indefinite life intangible assets, including some of our trademarks, are no longer amortized, but instead are subject to impairment evaluation based on related estimated fair values, with such testing to be done at least annually. While, to date, no impairment write-downs have been necessary, any write-down of goodwill or intangible assets resulting from future periodic evaluations would, as applicable, either decrease our net income or increase our net loss and those decreases or increases could be material.

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

On September 15, 2008 and October 3, 2008, respectively, Lehman Brothers Holdings Inc., or Lehman Holdings, and its subsidiary, Lehman Brothers OTC Derivatives Inc., or Lehman OTC, filed for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in the Southern District of New York (“Bankruptcy Court”). On September 17, 2009, the Company filed proofs of claim with the Bankruptcy Court relating to the Lehman OTC Convertible Note Hedges. We had purchased 40% of the Convertible Note Hedges from Lehman OTC, or the Lehman note hedges, and we had sold 40% of the warrants to Lehman OTC. Lehman OTC’s obligations under the Lehman note hedges are guaranteed by Lehman Holdings. If the Lehman note hedges are rejected or terminated in connection with the Lehman OTC bankruptcy, we would have a claim against Lehman OTC and Lehman Holdings, as guarantor, for the damages and/or close-out values resulting from any such rejection or termination. While we intend to pursue any claim for damages and/or close-out values resulting from the rejection or termination of the Lehman note hedges, at this point in the Lehman bankruptcy cases it is not possible to determine with accuracy the ultimate recovery, if any, that we may realize on potential claims against Lehman OTC or Lehman Holdings, as guarantor, resulting from any rejection or termination of the Lehman note hedges. We also do not know whether Lehman OTC will assume or reject the Lehman note hedges, and therefore cannot predict whether Lehman OTC intends to perform its obligations under the Lehman note hedges. As a result, if Lehman OTC does not perform such obligations and the price of our common stock exceeds the $27.56 conversion price (as adjusted) of the Convertible Notes, the effective conversion price of the Convertible Notes (which is higher than the actual $27.56 conversion price due to these hedges) would be reduced and our existing stockholders may experience dilution at the time or times the convertible notes are converted. The extent of any such dilution would depend, among other things, on the then prevailing market price of our common stock and the number of shares of common stock then outstanding, but we believe the impact will not be material and will not affect our income statement presentation. We are not otherwise exposed to counterparty risk related to the Lehman bankruptcies. We currently believe, although there can be no assurance, that the bankruptcy filings and their potential impact on these entities will not have a material adverse effect on our financial position, results of operations or cash flows. We will continue to monitor the bankruptcy filings of Lehman Holdings and Lehman OTC.

Moreover, in connection with the warrant transactions with the counterparties, to the extent that the price of our common stock exceeds the strike price of the warrants, the warrant transactions could have a dilutive effect on our earnings per share.

Our public offering which was consummated in June 2009 may continue to be dilutive to our per share earnings.

If we do not make acquisitions which are sufficiently accretive to our earnings, the issuance of our common stock in our June 2009 public offering may continue to have a dilutive effect on our expected earnings per share for the year ending December 31, 2009. The actual amount of such dilution cannot be determined at this time and will be based on numerous factors, some of which are outside of our control. Moreover, our ability to meet our previously announced earnings per share guidance, which relates to our existing portfolio of brands only and assumes neither the issuance of shares in such offering nor any acquisitions, may be adversely affected by the completion of the offering.

Due to the recent downturn in the market, certain of the marketable securities we own may take longer to auction than initially anticipated, if at all.

Marketable securities consist of auction rate securities, herein referred to as ARS. From the third quarter of 2007 to the present, our balance of ARS failed to auction due to sell orders exceeding buy orders, and the insurer of the ARS exercised its put option to replace the underlying securities of the auction rate securities with its preferred securities. Further, although the ARS had paid cash dividends according to their stated terms,  the payment of cash dividends ceased after July 31, 2009 and will only be resumed if the board of directors of the insurer declares such cash dividends to be payable at a later date.  These funds will not be available to us until a successful auction occurs or a buyer is found outside the auction process. As a result, $13.0 million of our ARS have been written down to approximately $6.8 million, based on our evaluation, as an unrealized pre-tax loss to reflect a temporary decrease in fair value, reflected as an accumulated other comprehensive loss of $6.2 million in the stockholders’ equity section of our unaudited condensed consolidated balance sheet. We estimated the fair value of our ARS using the present value of the weighted average of several scenarios of recovery based on our assessment of the probability of each scenario. We believe this decrease in fair value is temporary due to general macroeconomic market conditions. Further, we have the ability and intent to hold the securities until an anticipated full redemption. However, there are no assurances that a successful auction will occur, or that we can find a buyer outside the auction process.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table represents information with respect to purchases of common stock made by the Company during the Current Quarter:

Month of purchase	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs
July 1 – July 31	-	$-	$-	$71,722,003
August 1 – August 31	-	$-	$-	$71,722,003
September 1 – September 30	2,428	$17.16	$-	$71,722,003
Total	2,428	$17.16	$-	$71,722,003

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

Item 4.  Submission of Matters to a Vote of Security-Holders.

At the Company’s Annual Meeting of Stockholders held on August 13, 2009, the stockholders of the Company voted on proposals to: (i) elect the seven individuals named below to serve as Directors of the Company, (ii) approve the Company’s 2009 Equity Incentive Plan and (iii) ratify the appointment of BDO Seidman, LLP as the Company’s independent registered public accountants for the fiscal year ending December 31, 2009.

1) The votes cast by stockholders with respect to the election of Directors (all of whom were elected) were as follows:

	Votes Cast	Votes
Director	"For"	Withheld

Neil Cole	65,413,747	1,284,956
Barry Emanuel	42,637,507	24,061,196
Steven Mendelow	43,366,595	23,332,108
Drew Cohen	61,857,635	4,841,068
F. Peter Cuneo	43,692,457	23,006,246
Mark Friedman	43,095,951	23,602,752
James A. Marcum	65,824,441	874,262

2) The votes cast by stockholders with respect to the approval of the Company’s 2009 Equity Incentive Plan were as follows:

Votes Cast "For"	Votes Cast "Against"	Votes "Abstaining"
42,096,922	19,160,770	51,148

In addition, there were 5,389,863 “broker non-votes” with respect to this proposal.

3)  The votes cast by stockholders with respect to the ratification of the appointment of BDO Seidman, LLP were as follows:

Votes Cast "For"	Votes Cast "Against"	Votes "Abstaining"
65,960,642	705,094	32,967

Item 5. Other Information

In September 2009 the Company entered into agreements relating to the grants under the 2009 Plan to the Company’s Chief Executive Officer of 472,673 restricted performance stock units, and to each of the Company’s EVP and Chief Financial Officer and its EVP and General Counsel of 70,542 shares of restricted stock,  which grants were made pursuant to the previously disclosed provisions of the respective employment agreements of such officers.

Item 6. Exhibits

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

Exhibit 10.1	2009 Equity Incentive Plan (1) +

Exhibit 10.2	Form of restricted stock agreement under the 2009 Equity Incentive Plan +

Exhibit 10.3	Form of stock option agreement under the 2009 Equity Incentive Plan +

Exhibit 10.4	Restricted Stock Performance Unit Agreement with Neil Cole dated September 23, 2009 +

Exhibit 10.5	Restricted Stock Agreement with Warren Clamen dated September 22, 2009 +

Exhibit 10.6	Restricted Stock Agreement with Andrew Tarshis dated September 22, 2009 +

Exhibit 31.1	Certification of Chief Executive Officer Pursuant To Rule 13a-14 or 15d-14 of The Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Pursuant To Rule 13a-14 or 15d-14 of The Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002

(1)  Filed as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on June 26, 2009 and incorporated by reference herein.

+ Denotes management compensation plan or agreement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Iconix Brand Group, Inc. (Registrant)

Date: November 6, 2009	/s/ Neil Cole
Neil Cole Chairman of the Board, President and Chief Executive Officer (on Behalf of the Registrant)

Date: November 6, 2009	/s/ Warren Clamen
Warren Clamen Executive Vice President and Chief Financial Officer