Form 10-K
period 2009-12-31
ICONIX BRAND GROUP, INC.
filed 2010-02-26
CIK 857737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☐  Yes ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of the close of business on June 30, 2009 was approximately $857.3 million. As of February 24, 2010, 71,496,932 shares of the registrant's Common Stock, par value $.001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant’s proxy statement for its annual meeting of stockholders to be held in 2010 are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K

ICONIX BRAND GROUP, INC. -FORM 10-K

Unless the context requires otherwise, references in this Form 10-K to the “Company”, “Iconix”, “we”, “us”, “our”, or similar pronouns refer to Iconix Brand Group, Inc. and its consolidated subsidiaries, including: IP Holdings LLC, which is referred to as IP Holdings; Bright Star Footwear, Inc., which is referred to as Bright Star; Badgley Mischka Licensing LLC, which is referred to as Badgley Mischka Licensing; Mossimo Holdings LLC, which is referred to as Mossimo Holdings; OP Holdings LLC, which is referred to as OP Holdings; Studio IP Holdings LLC, which is referred to as Studio IP Holdings; Official-Pillowtex LLC, which is referred to as Official-Pillowtex or Pillowtex; Scion LLC, which is referred to as Scion; Artful Holdings LLC, which is referred to as Artful Holdings; and IP Holdings Unltd LLC, herein referred to as IPH Unltd.  Joint ventures not subject to consolidation and referred to in the Form 10-K include: Iconix China Holdings Limited, which is herein referred to as Iconix China; Iconix Latin America LLC, which is herein referred to as Iconix Latin America; Hardy Way LLC, which is herein referred to as Hardy Way; and Iconix Europe LLC, herein referred to as Iconix Europe.

PART I

Item 1.  Business

General

The Company is a brand management company engaged in licensing, marketing and providing trend direction for a portfolio of owned consumer brands. The Company currently owns 17 brands through its wholly-owned subsidiaries: Candie's®, Bongo®, Badgley Mischka®, Joe Boxer®, Rampage®, Mudd®, London Fog®, Mossimo®, Ocean Pacific®/OP®, Danskin®, Rocawear®, Cannon®, Royal Velvet®, Fieldcrest®, Charisma®, Starter® and Waverly®, which it licenses directly to leading retailers (herein referred to as direct-to-retail), wholesalers and suppliers for use across a wide range of product categories, including apparel, footwear, sportswear, fashion accessories, home products and decor, and beauty and fragrance. In addition, Scion, a joint venture in which the Company has a 50% investment, owns the Artful Dodger™ brand; Hardy Way, a joint venture in which the Company has a 50% investment, owns the Ed Hardy® brands, and IPH Unltd, a joint venture in which the Company has a 51% investment, owns the Ecko® and Zoo York® brands.  Products bearing the Company’s and its joint ventures’ brands are sold across a variety of distribution channels, from the mass tier to the luxury market. The Company and its joint ventures support their brands with innovative advertising and promotional campaigns designed to increase brand awareness, and provides its licensees with coordinated trend direction to enhance product appeal and help maintain and build brand integrity.

The Company has a business strategy designed to maximize the value of the brands by entering into strategic licenses with partners that have the responsibility for manufacturing and distributing the licensed products.  Licensees are selected based upon the Company's belief that they will be able to produce and sell quality products in the categories of their specific expertise and that they are capable of exceeding minimum sales targets and royalties that the Company generally requires.

The Company plans to continue to build its brand portfolio by acquiring additional brands. In assessing potential acquisitions or investments, the Company primarily evaluates the strength of the target brand as well as the expected viability and sustainability of future royalty streams. The Company believes that this focused approach allows it to screen a wide pool of consumer brand candidates, quickly evaluate acquisition targets and efficiently complete due diligence for potential acquisitions.

In addition, the Company also seeks to monetize its brands through international licenses, partnerships and other arrangements, such as joint ventures.  Since September 2008 the Company has established three 50% owned international joint ventures: Iconix China, Iconix Latin America and Iconix Europe.

The Company also continues to arrange, as agent, through its wholly-owned subsidiary, Bright Star, for the manufacture of footwear products for mass market and discount retailers under their private label brands. Bright Star has no inventory and earns commissions on sales.

Since October 2004, the Company has acquired the following 15 brands:

Date acquired	Brand
October 2004	Badgley Mischka
July 2005	Joe Boxer
September 2005	Rampage
April 2006	Mudd
August 2006	London Fog
October 2006	Mossimo
November 2006	Ocean Pacific/OP
March 2007	Danskin
March 2007	Rocawear
October 2007	Official-Pillowtex brands (Cannon, Royal Velvet, Fieldcrest and Charisma)
December 2007	Starter
October 2008	Waverly

In addition to the acquisitions above, the Company has acquired ownership interest in the following brands through its investments in joint ventures:

Date Acquired/Invested	Brand	Investment / Joint Venture	Iconix's Investment
November 2007	Artful Dodger	Scion	50%
May 2009	Ed Hardy	Hardy Way	50%
October 2009	Ecko and Zoo York	IPH Unltd	51%

Further, the Company formed the following joint ventures to develop and market the brands in specific international markets:

Date Created	Investment / Joint Venture	Iconix's Investment
September 2008	Iconix China	50%
December 2008	Iconix Latin America	50%
December 2009	Iconix Europe	50%

Through its licensing model, the Company has eliminated inventory risk and substantially reduced the operating exposure associated with traditional operating companies, improved its cash flows and net income margins, and benefited from the model's scalability, all of which enables the Company to leverage new business with its existing infrastructure. The Company's objective is to capitalize on its brand management expertise and relationships and continue to build a diversified portfolio of consumer brands that generate increasing revenues.

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

The Company's brands

The Company’s objective is to continue to develop and build a diversified portfolio of iconic consumer brands by organically growing its existing portfolio and by acquiring new brands and entering into joint ventures or other partnerships, each of which leverage the Company’s brand management expertise and existing infrastructure. To achieve this objective, the Company intends to:

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

•
continue acquiring consumer brands or the rights to such brands with high consumer awareness, broad appeal, applicability to a range of product categories and an ability to diversify the Company’s portfolio.

In managing its brands, the Company seeks to capitalize on the brands’ histories, while simultaneously working to keep them relevant to today’s consumer.

As of December 31, 2009, the combined brand portfolio of the Company and its joint ventures consisted of the following 21 iconic consumer brands:

Wholly-owned brands

Candie’s. Candie’s is known primarily as a junior lifestyle brand, with products in the footwear, apparel and accessories categories, and has achieved brand recognition for its flirty and fun image and affiliations with celebrity spokespeople. The Company purchased the brand from a predecessor company in 1993, making it the Company’s longest held trademark. The primary licensee for Candie’s is Kohl’s Department Stores, Inc., herein referred to as Kohl’s, which commenced the roll out of the brand in July 2005 in all of its stores with a multi-category line of Candie’s lifestyle products, including sportswear, denim, footwear, handbags, intimate apparel, children’s apparel, fragrance and home accessories. Candie’s shop-in-shops are in all Kohl’s stores, creating a brand specific shopping experience.  Celebrity spokespeople for the Candie’s brand over the past two decades have included Jenny McCarthy, Destiny’s Child, Alyssa Milano, Kelly Clarkson, Ashlee Simpson, Hilary Duff, Pat Benatar, Fergie, Hayden Panetierre, and most recently for 2009 and going forward for 2010, Britney Spears.

Bongo. The Bongo brand is positioned as a California lifestyle brand, with a broad range of women’s and children’s casual apparel and accessories, including denim, sportswear, eyewear, fragrance and watches. The brand was established in 1982 and was purchased by the Company in 1998. In February 2010, the Company signed an exclusive direct-to-retail license agreement with Kmart Corporation, herein referred to as Kmart, a wholly-owned subsidiary of Sears Holding Corporation, for the brand in the United States and its territories covering apparel, accessories and other categories. Celebrity spokespeople for the Bongo brand have included Liv Tyler, Rachel Bilson, Nicole Richie, the stars of the top rated MTV television reality show Laguna Beach, Vanessa Minnillo, Kim Kardashian and Jesse McCartney.  The brand is also being developed internationally primarily through our joint ventures.

 Badgley Mischka. The Badgley Mischka brand is known as one of the premiere couture eveningwear brands. The brand was established in 1988 and was acquired by the Company in October 2004. Badgley Mischka products are sold in luxury department and specialty stores, including Bergdorf Goodman, Neiman Marcus and Saks Fifth Avenue, with its largest retail categories being women’s apparel and accessories. The Company has 19 Badgley Mischka licenses, including a direct-to-retail license with the Home Shopping Network for a diffusion brand, American Glamour by Badgley Mischka. Badgley Mischka designs have been worn by   such celebrities as Angelina Jolie, Catherine Zeta Jones, Halle Berry, Kate Winslet, Ashley and Mary Kate Olsen, Teri Hatcher, and most recently, Eva Longoria, Carrie Underwood, Lauren Hutton, Angelica Huston and Brooke Shields.  The brand is also being developed internationally primarily through our joint ventures.

Joe Boxer. Joe Boxer is a highly recognized underwear, sleepwear and loungewear brand known for its irreverent and humorous image and provocative promotional events. The brand was established in 1985 and was acquired by the Company in July 2005. Since August 2001, Kmart has held the exclusive license for the brand in the United States covering apparel, fashion accessories and home products for men, women, teens and children. In September 2006, the Company expanded the license with Kmart to extend the brand into Sears stores. The brand is also being developed internationally primarily through our joint ventures.

Rampage. Rampage was established in 1982 and is known as a contemporary/junior women’s sportswear brand. The brand was acquired by the Company in September 2005. Rampage products are sold through better department stores such as Macy’s, with the largest retail categories being sportswear, footwear, intimate apparel and swimwear. The Company licenses the brand to 14 wholesalers in the United States and to partners in Thailand and the Middle East. Supermodels Petra Nemcova and Gisele Bundchen have been the spokespeople for the Rampage brand and have modeled for its campaigns for the past few seasons.  Currently, the spokesperson for the brand is Bar Rafaeli.  The brand is also being developed internationally primarily through our joint ventures.

Mudd. Mudd is a highly recognizable junior apparel brand, particularly in the denim and footwear categories. It was established in 1995 and acquired by the Company in April 2006. In November 2008, the Company entered into a multi-year licensing agreement with Kohl’s under which Kohl’s became the exclusive U.S. retailer for apparel, fashion accessories, jewelry and eyewear.  The brand was launched at Kohl’s in July 2009 and is currently sold in all U.S. stores in 25 categories.  Mudd footwear will continue to be distributed through mid-level department stores such as JC Penney, Kohl’s and specialty stores.  The brand is also being developed internationally primarily through our joint ventures.

London Fog. London Fog is a classic brand known worldwide for its outerwear, cold weather accessories, umbrellas, luggage and travel products. The brand was established over 80 years ago and was acquired by the Company in August 2006. The brand is sold primarily through the department store channel. The Company has 16 London Fog licenses, including a direct-to-retail license agreement with Hudson’s Bay Corporation in Canada, covering apparel, accessories and lifestyle products.  The brand is also being developed internationally through our joint ventures.

Mossimo. Mossimo is known as a contemporary, active and youthful lifestyle brand and is one of the largest apparel brands in the U.S.. The brand was established in 1986 and acquired by the Company in October 2006. Since 2000, Target Corporation, herein referred to as Target, has held the exclusive Mossimo license in the U.S., covering apparel products for men, women and children, including casual sportswear, denim, swimwear, bodywear, watches, handbags and other fashion accessories. The brand is also licensed to wholesale partners in Australia, New Zealand, the Philippines, and Japan.  The brand is also being developed internationally through our joint ventures.

Ocean Pacific/OP. Ocean Pacific and OP are global action-sports lifestyle apparel brands which trace their heritage to Ocean Pacific’s roots as a 1960’s surfboard label. The Company acquired the Ocean Pacific brands in November 2006 at which time it assumed 15 domestic licenses covering such product categories as footwear, sunglasses, kids’ apparel and fragrance. In 2008, the U.S. OP business was converted to a direct-to-retail license with Wal-Mart Stores, Inc., herein referred to as Wal-Mart. In Spring 2008, OP launched exclusively in select Wal-Mart stores in the U.S, and was expanded to all stores in the U.S., Canada, Mexico and Argentina during 2009.  In addition, OP has licenses covering Japan, the Middle East region, and other terrirtories around the world.  For 2009, the marketing campaign featured six young Hollywood celebrities including Anna Lynne McCord, Sophia Bush, Solange Knowles, Joel Madden, Brody Jenner and Cody Liney.

Danskin. Danskin, the Company’s oldest brand, is a 126 year-old iconic brand of women's activewear, legwear, dancewear, yoga apparel and fitness equipment, which the Company acquired in March 2007.  The Danskin brand is sold through better department, mid-tier, specialty and sporting goods stores, as well as through Danskin.com.  In addition, the Danskin Now brand has been licensed to Wal-Mart on a direct-to-retail basis for apparel and fitness equipment.  In January 2009, the Danskin Now brand was repositioned and re-launched at Wal-Mart with an expanded assortment of products and new spokesperson Gabrielle Reece.

Rocawear. Rocawear is a leading urban lifestyle apparel brand established by Shawn “Jay-Z” Carter and his partners in 1999. The Company acquired the Rocawear brand in March 2007. The Rocawear brand is currently licensed in the United States in 30 categories,, including men’s, women’s and kids’ apparel, outerwear, footwear, jewelry, handbags and fragrance. Rocawear products are sold primarily through better department and specialty stores. The brand is also licensed to wholesale partners in the Middle East, Russia, Australia and New Zealand, and is also being developed internationally through our joint ventures.  The founder, Jay-Z, remains actively involved in the brand as an owner of the core licensee, and serves as the brand’s creative director pursuant to an endorsement and services agreement signed in March 2007.  Jay-Z was featured in Rocawear’s 2009 advertising campaign.

Cannon. Cannon is one of the most recognizable brands in home textiles with a strong heritage and history and is known as the first textile brand to sew logos onto products. When the Company acquired Cannon, it was distributed in over 1,000 regional department stores, including Meijer, ShopKo, Mervyn’s and Steinmart, as well as in Wal-Mart and Costco. In February 2008, the Company signed a direct-to-retail license with Kmart for Cannon to be sold exclusively in both Kmart and Sears stores.  Cannon was established in 1887, making it the Company’s third oldest brand.  The brand is also licensed to wholesale partners in Thailand, Singapore, Philippines, Indonesia, Greece and South Africa.

Royal Velvet. Royal Velvet is a distinctive luxury home textile brand that strives to deliver the highest quality to consumers.  Royal Velvet products include towels, sheets, rugs and shams.  The Royal Velvet towel has been an industry standard since 1954. The core licensee for Royal Velvet is Li & Fung Limited, which in February 2008 established an exclusive distribution arrangement with Bed Bath & Beyond Inc. for certain Royal Velvet products.  Brooke Shields and her family were featured in the most recent Royal Velvet advertising campaign.

Fieldcrest. Fieldcrest is a brand of contemporary relevance to the mass channel consumer. The brand is known for quality bed and bath textiles that are easy care, soft, easy to coordinate and classic in style. Fieldcrest home products are sold through the mass channel, with Target having the exclusive direct-to-retail license in the United States since Spring 2005. The brand is also licensed to wholesale partners in Thailand, Singapore, New Zealand, Greece and South Africa, and is also being developed internationally through our joint ventures.  The Fieldcrest brand was created in 1883, making it the Company’s second oldest brand.

Charisma. Charisma home textiles were introduced in the 1970's and are known for their quality materials and classic designs.  In February 2009, the Company signed a direct-to-retail license with Costco Wholesale Corporation, herein referred to as Costco, for certain Charisma products to be sold in Costco stores and on costco.com in the U.S. and its territories, Canada, the United Kingdom, Japan, Mexico, South Korea, Taiwan and Australia.  In addition, the brand continues to be distributed through better department stores such as Bloomingdales.  Jason Lewis was featured in the most recent Charisma advertising campaign.

Starter.  Starter, founded in 1971, is one of the original brands in licensed team sports merchandise and is a highly recognized brand of athletic apparel and footwear. The Company acquired Starter in December 2007.  At the time of the acquisition, the brand was distributed in the United States primarily at Wal-Mart through a number of different wholesale licensees. In July 2008, the brand was licensed to Wal-Mart on a direct-to-retail basis. In Spring 2009, the Starter brand had an expanded re-launch in all U.S. Wal-Mart stores, supported by an advertising campaign featuring Tony Romo, quarterback of the Dallas Cowboys. The brand is also being developed internationally through our joint ventures.

Waverly. Founded in 1923, Waverly is a premier home fashion and lifestyle brand and one of the most recognized names in home decor. Waverly has two direct-to-retail agreements, Waverly Home with Target, which was recently renewed with Target for a term that expires in 2015, and Waverly Home Classics with Lowe's Companies, Inc. for a variety of select home furnishings.  Waverly also has licenses for products including fabric, window treatments and bedding that are sold through retailers such as Jo-Ann’s and JC Penney as well as interior design rooms.

Brands Owned by the Company’s Joint Ventures

Scion LLC

Scion is a brand management and licensing company formed by the Company with Shawn “Jay-Z” Carter in March 2007 to buy, create, develop and license brands across a spectrum of consumer product categories. In November 2007, Scion, through its wholly-owned subsidiary, Artful Holdings LLC, purchased the Artful Dodger brand, a high end urban apparel brand. The brand is licensed in the United States for in a number of apparel categories.  Artful Dodger has also been licensed to wholesale partners and distributors in Canada and Europe.

Hardy Way

In May 2009, the Company acquired a 50% interest in Hardy Way, the owner of the Ed Hardy brands and trademarks. Don Ed Hardy and his artwork date back to 1967 when he transformed the tattoo business into an artistic medium. He began licensing his name and artwork for apparel in 2003 and today the Ed Hardy brand is recognized by its tattoo inspired lifestyle products. Over the past five years, Ed Hardy has developed into a global consumer products brand sold in over 58 countries and 50 different categories.

IPH Unltd

In October 2009, the Company, through the newly formed joint venture company IPH Unltd, acquired a 51% controlling stake in the Ecko portfolio of brands, including the Ecko brands and Zoo York. The founder and chief designer, Marc Ecko, remains actively involved in the brands, and serves as the chief creative officer of IPH Unltd.

The Ecko brands. Founded in 1993 by Marc Ecko, Seth Gerszberg and their partners, Ecko and its various diffusion brands (e.g. Ecko Unltd, Ecko Red, Ecko Function, among others) are marketed and sold to a wide spectrum of consumers in various lifestyle categories, including active-athletic, streetwear, collegiate/preppy and denim fashion. There are currently 20 licenses for Ecko products in the United States, including men’s, women’s and kids’ apparel, outerwear, underwear and footwear. Ecko products are sold primarily through better department and specialty stores. The Ecko brands are also licensed to wholesale partners in Japan, Latin America, Australia, India, South Africa and other countries throughout the world.

Zoo York.  Zoo York is an East Coast based action lifestyle brand, named for the graffiti-art infused counterculture of 1970’s New York City.  There are currently 8 licenses for Zoo York products, including men’s, women’s and kids’ apparel and footwear.  In December 2009, the brand was licensed to Li & Fung USA for the core men’s apparel category, beginning January 1, 2010 for an initial term of five years.  Among its current spokespeople is Zered Bassett, a world renowned skateboarder on the Zoo York skateboard team.

International Joint Ventures

Iconix China

In September 2008, the Company and Novel Fashions Holdings Limited, herein referred to as Novel, formed a joint venture, herein referred to as Iconix China, to develop, exploit and market the Company's brands in the People’s Republic of China, Hong Kong, Macau and Taiwan, herein referred to as the China territory.  Iconix China seeks to maximize brand monetization through investment, whereby Iconix China receives a minority equity stake in local operating companies in exchange for the rights to one or more of the Company’s brands in the China territory and brand management support.  Since September 2008, Iconix China has completed three separate investments for its Rampage, London Fog and Rocawear brands.

Iconix Latin America

In December 2008, the Company contributed substantially all rights to its wholly-owned brands in Mexico, Central America, South America, and the Caribbean, herein referred to as the Latin America territory, to Iconix Latin America, a newly formed wholly-owned subsidiary.  Also in December 2008 and shortly after the formation of Iconix Latin America, New Brands America LLC, herein referred to as New Brands, an affiliate of the Falic Group, purchased a 50% interest in Iconix Latin America, to assist the Company in developing, exploiting, marketing and licensing the Company's brands in the Latin America territory.  Iconix Latin America has a total of 18 licenses for various consumer products for the Bongo, Joe Boxer, Mossimo, Danskin, Rocawear, Cannon, Fieldcrest and Starter brands.

Iconix Europe

In December 2009, the Company contributed substantially all rights to its wholly-owned brands in all member states and candidate states of the European Union, and certain other European countries, herein referred to as the European territory, to Iconix Europe, a newly formed wholly-owned subsidiary of the Company.  Also in December 2009 and shortly after the formation of Iconix Europe, an investment group led by The Licensing Company and Albion Equity Partners LLC, purchased a 50% interest in Iconix Europe through Brand Investments Vehicle Group 3 Limited to assist the Company in developing, exploiting, marketing and licensing the Company's brands in the European territory. Iconix Europe has a total of 13 licenses for various consumer products for the Joe Boxer, London Fog, Ocean Pacific/OP, Danskin, Rocawear, Cannon, Fieldcrest, Royal Velvet, Charisma and Starter brands.

Other

Bright Star

Bright Star provides design direction and arranges for the manufacturing and distribution of men’s private label footwear products primarily for Wal-Mart under its private labels. Bright Star acts solely as an agent and never assumes ownership of the goods. For the years ended December 31, 2009, 2008, and 2007 Bright Star’s agency commissions represented approximately 1%, 1% and 2%, respectively, of the Company’s revenues.

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

The Company maintains direct-to-retail and traditional wholesale licenses. Typically, in a direct-to-retail license, the Company grants exclusive rights to one of its brands to a single national retailer for a broad range of product categories. For example, the Candie’s brand is licensed exclusively to Kohl’s in the United States across approximately 25 product categories. Direct-to-retail licenses provide retailers with proprietary rights to national brands and favorable economics. Proprietary brands also typically receive greater support from retailers, including premium shelf space and strong in-store presentations.  In a traditional wholesale license, the Company grants rights to a single or small group of related product categories to a wholesale supplier, who is permitted to sell licensed products to multiple stores within an approved channel of distribution. For example, the Company licenses the Rocawear brand to numerous wholesale suppliers for products ranging from footwear and apparel to handbags and fragrances, for sale and distribution primarily to department and specialty stores.

Each of the Company’s licenses has a stipulated territory or territories, as well as distribution channels in which the licensed products may be sold. Currently, most of the Company’s licenses are U.S. based licenses, but the Company also seeks to monetize its trademarks internationally through licenses, partnerships, and other arrangements, such as joint ventures.  Beginning in 2008 and continuing through 2009, the Company entered into three international joint ventures.  For further information, see above for discussion on Iconix China, Iconix Latin America and Iconix Europe.

The Company's licenses typically require the licensee to pay the Company royalties based upon net sales with guaranteed minimum royalties in the event that net sales do not reach certain specified targets. The Company's licenses also typically require the licensees to pay to the Company certain minimum amounts for the advertising and marketing of the respective licensed brands. As of January 1, 2010 the Company and its joint ventures had a contractual right to receive approximately $600 million of aggregate minimum royalty revenue through the balance of all of their current licenses, excluding any renewals.

The Company believes that coordination of brand presentation across product categories is critical to maintaining the strength and integrity of its brands. Accordingly, the Company typically maintains the right in its licenses to preview and approve all product, packaging and other presentations of the licensed mark. Moreover, in many of its licenses, prior to each season, representatives of the Company supply licensees with trend guidance as to the “look and feel” of the current trends for the season, including colors, fabrics, silhouettes and an overall style sensibility, and then work with licensees to coordinate the licensed products across the categories to maintain the cohesiveness of the brand's overall presentation in the market place. Thereafter, the Company obtains and approves (or objects and requires modification to) product and packaging provided by each licensee on an on-going basis. In addition, the Company communicates with its licensees throughout the year to obtain and review reporting of sales and the calculation and payment of royalties.

For the year ended December 31, 2009, the Company’s largest direct-to-retail licenses were with Target for the Mossimo brand, Wal-Mart for the Starter, OP and Danskin brands, and Kohl’s for the Candie’s brand, which collectively represented approximately 37% of total revenue for the period.  The Company’s largest wholesale licenses were for Rocawear’s men’s apparel, and children and junior sportswear, and Royal Velvet and Cannon home furnishings, which collectively represented approximately 18% of total revenue for the period.

Key direct-to-retail licenses

Wal-Mart licenses

Revenue generated by the Company’s three licenses with Wal-Mart, accounted for 23%, 3%, and 3% of the Company’s revenue for fiscal 2009, fiscal 2008 and fiscal 2007, respectively.  The following is a description of these licenses:

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

Danskin Now.  As part of the Danskin brand acquisition in March 2007, the Company acquired a license with Wal-Mart, which commenced in 2003.   Pursuant to the license, Wal-Mart was granted the exclusive right to manufacture, market and sell through Wal-Mart stores located in the United States and its territories, Canada, Central America and Argentina, a broad range of active apparel and related products under the Danskin Now trademark.  In July 2008, the Company entered into a new license agreement with Wal-Mart for the period commencing January 1, 2009 and continuing through December 31, 2010, subject to Wal-Mart’s option to renew for up to three additional two year terms, each contingent on Wal-Mart meeting specified performance and minimum sales standards. Further, the licensed territory was expanded from the prior agreement to include Canada, Central America and Argentina.  The new license also provides for guaranteed annual minimum royalties that Wal-Mart is obligated to pay the Company for each contract year.

Target licenses

Revenue generated by the Company’s three licenses with Target, accounted for 10%, 11%, and 14% of the Company’s revenue for fiscal 2009, fiscal 2008 and fiscal 2007, respectively.  The following is a description of these licenses:

Mossimo.  As part of the Company's acquisition of the Mossimo trademarks in October 2006, the Company acquired the license with Target, which was originally signed in 2000 and was subsequently amended and restated in March 2006. Pursuant to this license, Target has the exclusive right to produce and distribute substantially all Mossimo-branded products sold in the United States, its territories and possessions through Target retail stores. In January 2009, Target renewed the license through January 31, 2012. If Target is current with payments of its obligations under the license, Target has the right to renew the license on the same terms and conditions for successive additional terms of two years each.

Under the Target license, Target pays royalty fees based on certain percentages of its net sales of Mossimo-branded products, subject to its obligation to pay a guaranteed minimum royalty for each contract year.

Fieldcrest.  As part of the Company's acquisition of Official-Pillowtex in October 2007, the Company acquired the license with Target for the Fieldcrest brand, which commenced in March 2004. Pursuant to this license, Target has the exclusive right to produce and distribute substantially all Fieldcrest-branded home furnishing products sold in the United States, its territories and possessions through Target retail stores. In November 2009, Target renewed the license for an additional five year period, expiring January 31, 2015.

Waverly.  As part of the Company's acquisition of Waverly in October 2008, the Company acquired the license with Target for the Waverly brand, which was originally signed in April 2005 and was subsequently amended and restated in February 2008, and again in September 2008. Pursuant to this license, Target has the exclusive right to produce and distribute substantially all Waverly Home-branded home furnishing products sold in the United States, its territories and possessions through Target retail stores. The current term of this license expires on January 31, 2011, and was recently renewed for a term that expires in 2015.  Target’s has an option to renew it for one additional term of one year.

Kohl’s licenses

Revenue generated by the Company’s two licenses with Kohl’s, accounted for 8%, 6%, and 8% of the Company’s revenue for fiscal 2009, fiscal 2008 and fiscal 2007, respectively.  The following is a description of these licenses:

Candie’s.  In December 2004, the Company entered into a license agreement with Kohl’s for an initial term of five years expiring January 29, 2011. Pursuant to this license, the Company granted Kohl’s the exclusive right to design, manufacture, sell and distribute a broad range of products under the Candie’s trademark, including women’s, juniors’ and children’s apparel, accessories (except prescription eyewear), beauty and personal care products, home accessories and electronics. Kohl’s was also granted the non-exclusive right to sell footwear and handbags bearing the Candie’s brand through December 31, 2006, which rights became exclusive to Kohl’s on January 1, 2007. In November 2009, the license agreement was amended to extend the term for an additional five year period expiring on January 29, 2016. Kohl’s also has the option to renew the license for up to two additional consecutive terms of five years contingent on Kohl's meeting specified performance and minimum sale standards. The agreement, as amended, also provides for minimum royalties and advertising payments that Kohl’s is obligated to pay the Company for each contract year.

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

Kmart/Sears licenses

Revenue generated by the Company’s three licenses with Kmart, accounted for 6%, 5%, and 6% of the Company’s revenue for fiscal 2009, fiscal 2008 and fiscal 2007, respectively.  The following is a description of these licenses:

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

Cannon.  In February 2008, the Company entered into a license agreement with Kmart granting Kmart the exclusive right to design, manufacture, sell and distribute a broad range of home furnishings under the Cannon trademark in the United States and Canada. The initial term of this license expires on February 1, 2014, subject to Kmart’s option to renew for up to three additional consecutive terms of five years, each contingent on Kmart meeting specified performance and minimum sale standards.  The agreement also provides for minimum royalties that Kmart is obligated to pay the Company for each contract year.  The Cannon brand was fully launched in both Kmart and Sears stores in the Company’s third fiscal quarter of 2009.

Bongo.  In February 2010, the Company entered into a license agreement with Kmart granting Kmart the exclusive right to design, manufacture, sell and distribute a broad range of apparel, accessories and other categories under the Bongo trademark in the United States and its territories. The initial term of this license expires on February 1, 2016.  The agreement also provides for minimum royalties that Kmart is obligated to pay the Company for each contract year.  The Bongo brand is expected to launch in Sears stores during Fall 2010.

Key wholesale licenses

Li & Fung USA. As part of the Company's acquisition of Official-Pillowtex in October 2007, the Company acquired the licenses with Li & Fung USA for the Royal Velvet and Cannon brands. Pursuant to these licenses, Li & Fung USA has the exclusive right to produce and distribute Cannon branded home furnishing products in certain countries outside of the United States and Canada and the worldwide right to produce and distribute home furnishing products under the Royal Velvet marks. The initial terms of the licenses expire on December 31, 2013, subject to Li & Fung USA's option to renew for additional three years terms for Royal Velvet and additional five year terms for Cannon.  Total revenue generated from these licenses with Li & Fung USA accounted for 9%, 11%, and 4% of the Company’s overall revenue in the years ended December 31, 2009, 2008 and 2007, respectively.

Marketing

The Company believes that marketing is a critical element in maximizing brand value to its licensees and to the Company. The Company’s in-house marketing team tailors advertising for each of the Company’s brands, and each year the Company develops new advertising campaigns that incorporate the design aesthetic of each brand.

The Company believes that its innovative national advertising campaigns, including those featuring celebrities and entertainers, result in increased sales and consumer awareness of its brands. Because of the Company’s established relationships with celebrities, entertainers, agents, managers, magazine publishers and the media in general, the Company has been able to leverage advertising dollars into successful public relations campaigns that reach tens of millions of consumers.  With respect to its joint ventures, the Company works with its joint venture partners with respect to marketing, advertising and trend direction.

The Company’s advertising expenditures for each of its brands are dedicated largely to creating and developing creative advertising concepts, reaching appropriate arrangements with key celebrities or other models and participants, advertisements in magazines and trade publications, running Internet advertisements and promoting public relations events, securing product placements and developing sweepstakes and media contests often featuring personal appearances and concerts. The advertisements for the Company’s various brands have appeared in fashion magazines such as InStyle, Seventeen and Vogue, as well as in popular lifestyle and entertainment magazines such as People, Us Weekly  and  In Touch , in newspapers and on outdoor billboards. The Company also uses television commercials to promote certain of its brands, partnering with licensees to create and air commercials that will generate excitement for its brands with consumers. In 2009, television commercials aired featuring Brittney Spears for Candie’s at Kohl’s and Tony Romo for Starter at Wal-Mart.  Further, the Company markets certain of its brands online, through email blasts, banner advertisements, online sweepstakes and gift with purchase programs.  The Company maintains a website ( www.iconixbrand.com ) to further market its brands by providing brand materials and examples of current advertising campaigns. In addition, the Company has established an intranet for approved vendors and service providers who can access additional materials and download them through a secure network. The Company also maintains, in some cases through its licensees, separate, dedicated sites for its brands.

A majority of the Company’s license agreements require the payment of an advertising royalty by the licensee. In certain cases, the Company’s licensees supplement the marketing of the Company’s brands by performing additional advertising through trade, cooperative or other sources.

The Company has organized its brand management and marketing functions to foster its ability to develop innovative and creative marketing and brand support for each existing brand. This structure can be leveraged to support future acquisitions with limited growth in expense. Typically, each brand is staffed with a brand manager who is supported by a fashion and product development team and who works closely with the creative and graphic groups in the advertising department. Although each brand’s creative direction and image is developed independently, the creative team meets together on a regular basis to share ideas that might work across multiple or all brands. Licensees are provided information both through group meetings and individual sessions, as well as through intranet sites, where creative ideas, brand marketing campaigns and graphics are accessible and easy to download and use in an authorized manner.

Trend direction

The Company’s in-house trend direction teams support the brands by providing licensees with unified trend direction and guidance and by coordinating the brand image across licensees and product categories. The Company’s trend direction personnel are focused on identifying and interpreting the most current trends, both domestically and internationally, and helping forecast the future design and product demands of the respective brands’ customers. Typically, the Company develops a trend guide, including colors, fabrics, silhouettes and an overall style sensibility for each brand and for each product season, and then works with licensees to maintain consistency with the overall brand presentation across product categories. In addition, the Company has product approval rights in most licenses and further controls the look and mix of products its licensees produce through that process. With respect to Badgley Mischka and Rocawear, the Company has contracted the exclusive services of the designers who founded the respective brands to control creative direction.  IPH Unltd has contracted the exclusive services of the designer who founded the Ecko portfolio of brands.  Hardy Way has contracted the exclusive services of the artist who founded the Ed Hardy brand.

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

Competition

The Company’s brands are all subject to extensive competition by various domestic and foreign brands. Each of its brands has many competitors within each of its specific distribution channels that span a broad variety of product categories including the apparel and home furnishings and decor industries. For example, while Rampage may compete with Guess in the mid-tier jeanswear business, Joe Boxer competes with Hanes, Calvin Klein and Jockey with respect to underwear in the mass tier, and Badgley Mischka competes with other couture apparel and bridal brands in the luxury market, such as Vera Wang. Other of our brands (such as Danskin), which are distributed both at the mass level (through the diffusion brand Danskin Now) and at the department and specialty store level, may have many competitors in different or numerous distribution channels. These competitors have the ability to compete with the Company’s licensees in terms of fashion, quality, price and/or advertising.

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

Trademarks

The Company’s wholly-owned trademarks are owned by six subsidiaries and three international joint ventures in their respective territories. IP Holdings owns the Candie’s, Bongo, Joe Boxer, Rampage, Mudd and London Fog related trademarks. Badgley Mischka Licensing owns the Badgley Mischka related trademarks; Mossimo Holdings owns the Mossimo related trademarks; OP Holdings owns the Ocean Pacific/OP related trademarks; Studio IP Holdings owns the Danskin, Rocawear, Starter and Waverly related trademarks; and Official-Pillowtex owns the Fieldcrest, Royal Velvet, Cannon and Charisma trademarks, each for numerous categories of goods.  The Ed Hardy related trademarks are owned by the Hardy Way joint venture, of which the Company owns 50%.  The Ecko and Zoo York related trademarks are owned by the IPH Unltd joint venture, of which the Company owns 51%.  These trademarks and associated marks are registered or pending registration with the U.S. Patent and Trademark Office in block letter and/or logo formats, as well as in combination with a variety of ancillary marks for use with respect to, depending on the brand, a variety of product categories, including footwear, apparel, fragrance, handbags, watches and various other goods and services, including in some cases, home accessories and electronics. The Company and its joint ventures intend to renew these registrations as appropriate prior to expiration. In addition, the Company’s subsidiaries and joint ventures register their trademarks in other countries and regions around the world.

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

Employees

As of December 31, 2009, the Company had a total of 66 full-time employees. Of these 65 employees, 5 were named executive officers of the Company.  The remaining employees are senior managers, middle management, marketing, and administrative personnel. None of the Company’s employees are represented by a labor union. The Company considers its relationship with its employees to be satisfactory.

Financial information about geographical areas

Revenues from external customers related to operations in the United States and foreign countries are as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
(000's omitted)	2009	2008	2007
Revenues from external customers:
United States	$218,693	$195,856	$150,376
Other	13,365	20,905	9,628
	$232,058	$216,761	$160,004

For a discussion as to our long-lived assets, see Note 4 to our Notes to Consolidated Financial Statements.

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

Our revenues are almost entirely dependent on royalty payments made to us under our licensing agreements. Although the licensing agreements for our brands usually require the advance payment to us of a portion of the licensing fees and in most cases provide for guaranteed minimum royalty payments to us, the failure of our licensees to satisfy their obligations under these agreements or their inability to operate successfully or at all, could result in their breach and/or the early termination of such agreements, their non-renewal of such agreements or our decision to amend such agreements to reduce the guaranteed minimums or sales royalties due thereunder, thereby eliminating some or all of that stream of revenue. Moreover, during the terms of the license agreements, we are substantially dependent upon the abilities of our licensees to maintain the quality and marketability of the products bearing our trademarks, as their failure to do so could materially tarnish our brands, thereby harming our future growth and prospects. In addition, the failure of our licensees to meet their production, manufacturing and distribution requirements could cause a decline in their sales and potentially decrease the amount of royalty payments (over and above the guaranteed minimums) due to us. A weak economy or softness in the apparel and retail sectors could exacerbate this risk. This, in turn, could decrease our potential revenues. Moreover, the concurrent failure by several of our material licensees to meet their financial obligations to us could jeopardize our ability to meet the debt service coverage ratios required in connection with our senior secured term loan facility, herein referred to as our term loan facility, and the asset-backed notes issued by our subsidiary IP Holdings, herein referred to as our asset-backed notes.  Further, this failure may impact our ability or IP Holdings’ ability to make required payments with respect to such indebtedness.  The failure to meet such debt service coverage ratios or to make such required payments would, with respect to our term loan facility, give the lenders thereunder the right to foreclose on the Ocean Pacific/OP, Danskin, Rocawear, Mossimo, Starter and Waverly trademarks, the trademarks acquired by us in the Official-Pillowtex acquisition and other related intellectual property assets securing the debt outstanding under such facility, and with respect to the asset-backed notes, give the holders of such notes the right to foreclose on the Candie’s, Bongo, Joe Boxer, Rampage, Mudd and London Fog trademarks and other related intellectual property assets securing such notes.

Our business is dependent on continued market acceptance of our brands and the products of our licensees bearing these brands.

Although most of our licensees guarantee minimum net sales and minimum royalties to us, a failure of our brands or of products bearing our brands to achieve or maintain market acceptance could cause a reduction of our licensing revenues and could further cause existing licensees not to renew their agreements. Such failure could also cause the devaluation of our trademarks, which are our primary assets, making it more difficult for us to renew our current licenses upon their expiration or enter into new or additional licenses for our trademarks. In addition, if such devaluation of our trademarks were to occur, a material impairment in the carrying value of one or more of our trademarks could also occur and be charged as an expense to our operating results. Continued market acceptance of our brands and our licensees’ products, as well as market acceptance of any future products bearing our brands, is subject to a high degree of uncertainty, made more so by constantly changing consumer tastes and preferences. Maintaining market acceptance of our licensees’ products and creating market acceptance of new products and categories of products bearing our marks will require our continuing and substantial marketing efforts, which may, from time to time, also include our expenditure of significant additional funds to keep pace with changing consumer demands. Additional marketing efforts and expenditures may not, however, result in either increased market acceptance of, or additional licenses for, our trademarks or increased market acceptance, or sales, of our licensees’ products. Furthermore, while we believe that we currently maintain sufficient control over the products our licensees’ produce under our brand names through the provision of trend direction and our right to preview and approve a majority of such products, including their presentation and packaging, we do not actually design or manufacture products bearing our marks and therefore have more limited control over such products’ quality and design than a traditional product manufacturer might have.

Our existing and future debt obligations could impair our liquidity and financial condition, and in the event we are unable to meet our debt obligations we could lose title to our trademarks.

As of December 31, 2009, our consolidated balance sheet reflects debt of approximately $662.4 million, including secured debt of $402.5 million ($217.6 million under our term loan facility, $94.9 million under asset-backed notes issued by our subsidiary, IP Holdings, and $90.0 million under a promissory note, herein referred to as the promissory note, issued by IPH Unltd), primarily all of which was incurred in connection with our acquisition activities. In accordance with FSP APB 14-1, our 1.875% convertible senior subordinated notes due 2012, herein referred to as the convertible notes, are included in our $662.4 million of consolidated debt at a net debt carrying value of $247.7 million; however, the principal amount owed to the holders of our convertible senior subordinated notes is $287.5 million. We may also assume or incur additional debt, including secured debt, in the future in connection with, or to fund, future acquisitions. Our debt obligations:

•	could impair our liquidity;

•	could make it more difficult for us to satisfy our other obligations;

•
require us to dedicate a substantial portion of our cash flow to payments on our debt obligations, which reduces the availability of our cash flow to fund working capital, capital expenditures and other corporate requirements;

•	could impede us from obtaining additional financing in the future for working capital, capital expenditures, acquisitions and general corporate purposes;

•	impose restrictions on us with respect to the use of our available cash, including in connection with future acquisitions;

•	make us more vulnerable in the event of a downturn in our business prospects and could limit our flexibility to plan for, or react to, changes in our licensing markets; and

•	could place us at a competitive disadvantage when compared to our competitors who have less debt.

While we believe that by virtue of the guaranteed minimum and percentage royalty payments due to us under our licenses we will generate sufficient revenues from our licensing operations to satisfy our obligations for the foreseeable future, in the event that we were to fail in the future to make any required payment under agreements governing our indebtedness or fail to comply with the financial and operating covenants contained in those agreements, we would be in default regarding that indebtedness. A debt default could significantly diminish the market value and marketability of our common stock and could result in the acceleration of the payment obligations under all or a portion of our consolidated indebtedness. In the case of our term loan facility, it would enable the lenders to foreclose on the assets securing such debt, including the Ocean Pacific/OP, Danskin, Rocawear, Starter, Mossimo and Waverly trademarks, as well as the trademarks acquired by us in connection with the Official-Pillowtex

We have experienced rapid growth in recent years. If we fail to manage this or any future growth, our business and operating results could be harmed.

Our business has grown dramatically over the past several years. For example, our revenue increased from $160.0 million for the year ended December 31, 2007 to $232.1 million for the year ended December 31, 2009. Our growth has largely resulted from our acquisition of new brands of various sizes. Since October 2004, we acquired 15 of the 21 iconic brands (or rights to use those brands and trademarks) we and our joint ventures currently own and increased our total number of licenses from approximately 18 to approximately 255. In addition to these acquisitions, in November 2007, Scion purchased the Artful Dodger brand through its wholly-owned subsidiary, Artful Holdings; in May 2009, we acquired a 50% interest in Hardy Way, the owner of the Ed Hardy brand and trademarks; and in October 2009 we acquired a 51% controlling interest in IPH Unltd, the owner of the Ecko and Zoo York brands and trademarks. In addition, since September 2008 we have formed three international 50% owned joint ventures: Iconix China, Iconix Latin America, and Iconix Europe.  Furthermore, we continue to evaluate and pursue appropriate acquisition opportunities to the extent we believe that such opportunities would be in the best interests of our company and our stockholders.

This significant growth has placed considerable demands on our management and other resources and continued growth could place additional demands on such resources. Our ability to compete effectively and to manage future growth, if any, will depend on the sufficiency and adequacy of our current resources and infrastructure and our ability to continue to identify, attract and retain personnel to manage our brands. There can be no assurance that our personnel, systems, procedures and controls will be adequate to support our operations and properly oversee our brands. The failure to support our operations effectively and properly oversee our brands could cause harm to our brands and have a material adverse effect on their fair values and our business, financial condition and results of operations. In addition, we may be unable to leverage our core competencies in managing apparel brands to managing brands in new product categories.

Also, there can be no assurance that we will be able to sustain our recent growth. Our growth may be limited by a number of factors including increased competition for retail license and brand acquisitions, insufficient capitalization for future acquisitions and the lack of attractive acquisition targets, each as described further below. In addition as we continue to grow larger, we will likely need to make additional and larger acquisitions to continue to grow at our current pace.

If we are unable to identify and successfully acquire additional trademarks, our growth may be limited, and, even if additional trademarks are acquired, we may not realize anticipated benefits due to integration or licensing difficulties.

A key component of our growth strategy is the acquisition of additional trademarks. Historically, we have been involved in numerous acquisitions of varying sizes. We continue to explore new acquisitions. However, as our competitors continue to pursue our brand management model, acquisitions may become more expensive and suitable acquisition candidates could become more difficult to find.  In addition, even if we successfully acquire additional trademarks or the rights to use additional trademarks, we may not be able to achieve or maintain profitability levels that justify our investment in, or realize planned benefits with respect to, those additional brands.

Although we seek to temper our acquisition risks by following acquisition guidelines relating to the existing strength of the brand, its diversification benefits to us, its potential licensing scale and credit worthiness of licensee base, acquisitions, whether they be of additional intellectual property assets or of the companies that own them, entail numerous risks, any of which could detrimentally affect our results of operations and/or the value of our equity. These risks include, among others:

•	unanticipated costs associated with the target acquisition;

•	negative effects on reported results of operations from acquisition related charges and amortization of acquired intangibles;

•	diversion of management’s attention from other business concerns;

•	the challenges of maintaining focus on, and continuing to execute, core strategies and business plans as our brand and license portfolio grows and becomes more diversified;

•	adverse effects on existing licensing relationships;

•	potential difficulties associated with the retention of key employees, and the assimilation of any other employees, who may be retained by us in connection with or as a result of our acquisitions; and

•
risks of entering new domestic and international markets (whether it be with respect to new licensed product categories or new licensed product distribution channels) or markets in which we have limited prior experience.

When we acquire intellectual property assets or the companies that own them, our due diligence reviews are subject to inherent uncertainties and may not reveal all potential risks.  We may therefore fail to discover or inaccurately assess undisclosed or contingent liabilities, including liabilities for which we may have responsibility as a successor to the seller or the target company.  As a successor, we may be responsible for any past or continuing violations of law by the seller or the target company, including violations of decency laws.  Although we generally attempt to seek contractual protections through representations, warranties and indemnities, we cannot be sure that we will obtain such provisions in our acquisitions or that such provisions will fully protect us from all unknown, contingent or other liabilities or costs.  Finally, claims against us relating to any acquisition may necessitate our seeking claims against the seller for which the seller may not indemnify us or that may exceed the scope, duration or amount of the sellers indemnification obligations.

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

We may face increasing competition in the future for retail licenses as other companies owning established brands may decide to enter into licensing arrangements with retailers similar to the ones we currently have in place. Furthermore, our current or potential direct-to-retail licensees may decide to develop or purchase brands rather than maintain or enter into license agreements with us. We also compete with traditional apparel and consumer brand companies, other brand management companies and private equity groups for brand acquisitions. If our competition for retail licenses and brand acquisitions increases, it may take us longer to procure additional retail licenses and/or acquire additional brands, which could slow our growth rate.

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

We own, through our wholly-owned subsidiaries and joint ventures, U.S. federal trademark registrations and foreign trademark registrations for our brands that are vital to the success and further growth of our business and which we believe have significant value. We monitor on an ongoing basis unauthorized filings of our trademarks and imitations thereof, and rely primarily upon a combination of trademarks, copyrights and contractual restrictions to protect and enforce our intellectual property rights domestically and internationally. We believe that such measures afford only limited protection and, accordingly, there can be no assurance that the actions taken by us to establish, protect and enforce our trademarks and other proprietary rights will prevent infringement of our intellectual property rights by others, or prevent the loss of licensing revenue or other damages caused therefrom.

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

Further, the rights to our brands in the Latin America territory, the China territory and the European territory are controlled primarily through our joint ventures in these regions and while we believe that our partnerships in these areas will enable us to better protect our trademarks in countries covered by the ventures, we do not control these joint venture companies and thus most decisions relating to the use and enforcement of the marks in these countries will be subject to the approval of our local partners.

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

Our licensees Wal-Mart, Target, Kohl’s and Kmart, were our four largest direct-to-retail licensees during the year ended December 31, 2009, representing approximately 23%, 10%, 8% and 6%, respectively, of our total revenue for such period, while Li & Fung USA was our largest wholesale licensee, representing approximately 9% of our total revenue for such period. Our license agreement with Target for the Mossimo trademark grants it the exclusive U.S. license for substantially all Mossimo-branded products for a current term expiring in January 2012; our second license agreement with Target for the Fieldcrest mark grants it the exclusive U.S. license for substantially all Fieldcrest-branded products for a term expiring in January 2015; and our third license agreement with Target grants it the exclusive U.S. license for Waverly Home for a broad range of Waverly Home-branded products for a term expiring in January 2015. Our license agreement with Wal-Mart for the Ocean Pacific and OP trademarks grants it the exclusive license in the U.S., Canada, Mexico, China, India and Brazil for substantially all Ocean Pacific/OP-branded products for an term expiring June 30, 2011; our second license agreement with Wal-Mart for the Danskin Now trademark grants it the exclusive license in the U.S., Canada, Argentina, and Central America for substantially all Danskin Now-branded products for an initial term expiring December 2010; and our third license agreement with Wal-Mart for the Starter trademark grants it the exclusive license in the U.S., Canada and Mexico for substantially all Starter-branded products for an initial term expiring December 2013. Our license agreement with Kohl’s for the Candie’s trademark grants it the exclusive U.S. license for a wide variety of Candie’s-branded product categories for a term expiring in January 2016, and our license agreement with Kohl’s for the Mudd trademark grants it the exclusive U.S. license for a wide variety of Mudd-branded product categories for an initial term expiring in January 2015. Our license agreement with Kmart grants it the exclusive U.S. license with respect to the Joe Boxer trademark for a wide variety of product categories for a term expiring in December 2010 and our license agreement with Kmart for the Cannon trademark granted the exclusive license in the U.S. and Canada for a wide variety of product categories for an initial term expiring February 1, 2014. Our license agreements with Li & Fung USA grant it the exclusive worldwide license with respect to our Royal Velvet trademarks for a variety of products sold exclusively at Bed Bath & Beyond in the U.S., and the exclusive license (in many countries outside of the U.S. and Canada) for the Cannon trademark for a variety of products. The term for each of these licenses with Li & Fung USA expires on December 31, 2013. Because we are dependent on these licensees for a significant portion of our licensing revenue, if any of them were to have financial difficulties affecting its ability to make guaranteed payments, or if any of these licensees decides not to renew or extend its existing agreement with us, our revenue and cash flows could be reduced substantially.

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

Target, the primary licensee of our Mossimo brand, has the right at its option to terminate its license agreement with us if the services of Mossimo Giannulli as creative director for Mossimo-branded products are no longer available to Target, upon his death or permanent disability or in the event a morals clause in the agreement relating to his future actions and behavior is breached. Although we have entered into an agreement with Mr. Giannulli in which he has agreed to continue to provide us with his creative director services, including those which could be required by Target under the Target license for a term expiring on January 31, 2012, there can be no assurance that if his services are required by Target he will provide such services or that in the event we, and thus Target, were to lose the ability to draw on such services, Target would continue its license agreement with us. The loss of the Target license would significantly devalue the assets acquired by us in the Mossimo merger and decrease our expected revenues and cash flows until we were able to enter into one or more replacement licenses.

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

As of December 31, 2009, goodwill represented approximately $170.7 million, or approximately 9% of our total consolidated assets, and trademarks and other intangible assets represented approximately $1,254.7 million, or approximately 70% of our total consolidated assets. Under current U.S. GAAP accounting standards, goodwill and indefinite life intangible assets, including some of our trademarks, are no longer amortized, but instead are subject to impairment evaluation based on related estimated fair values, with such testing to be done at least annually. While, to date, no impairment write-downs have been necessary, any write-down of goodwill or intangible assets resulting from future periodic evaluations would, as applicable, either decrease our net income or increase our net loss and those decreases or increases could be material.

We may not be able to pay the cash portion of the conversion price upon any conversion of the $287.5 million principal amount of our convertible notes, which would constitute an event of default with respect to such notes and could also constitute a default under the terms of our other debt.

We may not have sufficient cash to pay, or may not be permitted to pay, the cash portion of the consideration that we will be required to pay when our convertible notes become due in June 2012. Upon conversion of the convertible notes, we will be required to pay to the holder of such notes a cash payment equal to the par value of the convertible notes. This part of the payment must be made in cash, not in shares of our common stock. As a result, we will be required to pay a minimum of $287.5 million in cash to holders of the convertible notes upon their conversion.

If we do not have sufficient cash on hand at the time of conversion, we may have to raise funds through debt or equity financing. Our ability to raise such financing will depend on prevailing market conditions. Further, we may not be able to raise such financing within the period required to satisfy our obligation to make timely payment upon any conversion. In addition, the terms of any current or future debt may prohibit us from making these cash payments or otherwise restrict our ability to make such payments and/or may restrict our ability to raise any such financing. In particular, the terms of our outstanding term loan facility restrict the amount of proceeds from collateral pledged to secure our obligations thereunder that may be used by us to make payments in cash under certain circumstances, including payments to the convertible note holders upon conversion. A failure to pay the required cash consideration upon conversion would constitute an event of default under the indenture governing the convertible notes, which could constitute a default under the terms of our other debt.

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

In connection with the initial sale of our convertible notes, we purchased hedge instruments, herein referred to as convertible note hedges, from affiliates of Merrill Lynch, Pierce, Fenner & Smith Incorporated and Lehman Brothers Inc. At such time, the hedging transactions were expected, but were not guaranteed, to eliminate the potential dilution upon conversion of the convertible notes. Concurrently, we entered into warrant transactions with the hedge counterparties.

On September 15, 2008 and October 3, 2008, respectively, Lehman Brothers Holdings Inc., or Lehman Holdings, and its subsidiary, Lehman Brothers OTC Derivatives Inc., or Lehman OTC, filed for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in the Southern District of New York, herein referred to as the bankruptcy court. On September 17, 2009, we filed proofs of claim with the bankruptcy court relating to the Lehman OTC convertible note hedges. We had purchased 40% of the convertible note hedges from Lehman OTC, or the Lehman note hedges, and we had sold 40% of the warrants to Lehman OTC. Lehman OTC’s obligations under the Lehman note hedges are guaranteed by Lehman Holdings. If the Lehman note hedges are rejected or terminated in connection with the Lehman OTC bankruptcy, we would have a claim against Lehman OTC and Lehman Holdings, as guarantor, for the damages and/or close-out values resulting from any such rejection or termination. While we intend to pursue any claim for damages and/or close-out values resulting from the rejection or termination of the Lehman note hedges, at this point in the Lehman bankruptcy cases it is not possible to determine with accuracy the ultimate recovery, if any, that we may realize on potential claims against Lehman OTC or Lehman Holdings, as guarantor, resulting from any rejection or termination of the Lehman note hedges. We also do not know whether Lehman OTC will assume or reject the Lehman note hedges, and therefore cannot predict whether Lehman OTC intends to perform its obligations under the Lehman note hedges. As a result, if Lehman OTC does not perform such obligations and the price of our common stock exceeds the $27.56 conversion price (as adjusted) of the convertible notes, the effective conversion price of the convertible notes (which is higher than the actual $27.56 conversion price due to these hedges) would be reduced and our existing stockholders may experience dilution at the time or times the convertible notes are converted. The extent of any such dilution would depend, among other things, on the then prevailing market price of our common stock and the number of shares of common stock then outstanding, but we believe the impact will not be material and will not affect our income statement presentation. We are not otherwise exposed to counterparty risk related to the Lehman bankruptcies. We currently believe, although there can be no assurance, that the bankruptcy filings and their potential impact on these entities will not have a material adverse effect on our financial position, results of operations or cash flows. We will continue to monitor the bankruptcy filings of Lehman Holdings and Lehman OTC.

Moreover, in connection with the warrant transactions with the counterparties, to the extent that the price of our common stock exceeds the strike price of the warrants, the warrant transactions could have a dilutive effect on our earnings per share.

Future sales of our common stock may cause the prevailing market price of our shares to decrease.

We have issued a substantial number of shares of common stock that are eligible for resale under Rule 144 of the Securities Act of 1933, as amended, or Securities Act, and that may become freely tradable. We have also already registered a substantial number of shares of common stock that are issuable upon the exercise of options and warrants and have registered for resale a substantial number of restricted shares of common stock issued in connection with our acquisitions. If the holders of our options and warrants choose to exercise their purchase rights and sell the underlying shares of common stock in the public market, or if holders of currently restricted shares of our common stock choose to sell such shares in the public market under Rule 144 or otherwise, the prevailing market price for our common stock may decline. The sale of shares issued upon the exercise of our derivative securities could also further dilute the holdings of our then existing stockholders, including holders of the convertible notes that receive shares of our common stock upon conversion of their notes. In addition, future public sales of shares of our common stock could impair our ability to raise capital by offering equity securities.

Provisions in our charter and Delaware law could make it more difficult for a third party to acquire us, discourage a takeover and adversely affect our stockholders.

Certain provisions of our certificate of incorporation could have the effect of making more difficult, delaying or deterring unsolicited attempts by others to obtain control of our company, even when these attempts may be in the best interests of our stockholders. Our certificate of incorporation currently authorizes 150,000,000 shares of common stock to be issued. Based on our outstanding capitalization at December 31, 2009, and assuming the exercise of all outstanding options and warrants and the issuance of the maximum number of shares of common stock issuable upon conversion of all of our outstanding convertible notes, there are still a substantial number of shares of common stock available for issuance by our board of directors without stockholder approval. Our certificate of incorporation also authorizes our board of directors, without stockholder approval, to issue up to 5,000,000 shares of preferred stock, in one or more series, which could have voting and conversion rights that adversely affect or dilute the voting power of the holders of our common stock, none of which is outstanding. We are also subject to the provisions of Section 203 of the Delaware General Corporation Law, which could prevent us from engaging in a business combination with a 15% or greater stockholder for a period of three years from the date it acquired that status unless appropriate board or stockholder approvals are obtained.

These provisions could deter unsolicited takeovers or delay or prevent changes in our control or management, including transactions in which stockholders might otherwise receive a premium for their shares over the then current market price. These provisions may also limit the ability of stockholders to approve transactions that they may deem to be in their best interests.

We do not anticipate paying cash dividends on our common stock.

You should not rely on an investment in our common stock to provide dividend income, as we have not paid any cash dividends on our common stock and do not plan to pay any in the foreseeable future. Instead, we plan to retain any earnings to maintain and expand our existing licensing operations, further develop our trademarks and finance the acquisition of additional trademarks. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any return on their investment.

Due to the recent downturn in the market, certain of the marketable securities we own may take longer to auction than initially anticipated, if at all.

Marketable securities consist of auction rate securities, herein referred to as ARS. From the third quarter of 2007 to the present, our balance of ARS failed to auction due to sell orders exceeding buy orders, and the insurer of the ARS exercised its put option to replace the underlying securities of the auction rate securities with its preferred securities. Further, although the ARS had paid cash dividends according to their stated terms, the payment of cash dividends ceased after July 31, 2009, and would be resumed only if the board of directors of the insurer declares such cash dividends to be payable at a later date.  The insurer’s board of directors temporarily reinstated dividend payments for the 4-week period from December 23, 2009 to January 15, 2010.  In January 2010, we commenced a lawsuit against the broker-dealer of these ARS alleging, among other things, fraud, and seeking full recovery of the $13.0 million face value of the ARS, as well as legal costs and punitive damages.  These funds will not be available to us unless a successful auction occurs, a buyer is found outside the auction process, or if we realize recovery through settlement or legal judgment of the action being brought against the broker. As a result, $13.0 million of our ARS have been written down to approximately $7.0 million, based on our evaluation, as an unrealized pre-tax loss to reflect a temporary decrease in fair value, reflected as an accumulated other comprehensive loss of $6.0 million in the stockholders’ equity section of our consolidated balance sheet. We estimated the fair value of our ARS using the present value of the weighted average of several scenarios of recovery based on our assessment of the probability of each scenario. We believe this decrease in fair value is temporary due to general macroeconomic market conditions. Further, we have the ability and intent to hold the securities until an anticipated full redemption. However, there are no assurances that a successful auction will occur, that we can find a buyer outside the auction process, or that we will realize full recovery through settlement or legal judgment.

A portion of our revenues are generated outside of the United States, by our joint ventures and certain of our licensees, in countries that may have volatile currencies or other risks.

A portion of our revenue is attributable to activities in territories and countries outside of the United States by certain of our joint ventures and our licensees. The fact that some of our revenue and certain business operations of our joint ventures and certain licensees are conducted outside of the United States may expose  them  to several additional risks, including, but not limited  to social, political, regulatory and economic conditions or in laws and policies governing foreign trade and investment in the territories and countries where our joint ventures or certain licensees currently have operations or will in the future operate. U.S. laws and regulations relating to investment and trade in foreign countries could also change to our detriment. Any of these factors could have a negative impact on the business and operations of our joint ventures and certain of our licensees operations, which could also adversely impact our results of operations.  Increase of revenues generated in foreign markets may also increase   our exposure to risks related to foreign currencies, such as fluctuations in currency exchange rates.  In the past, we and our joint ventures have attempted to have contracts that relate to activities outside of the United States denominated in U.S. currency, however, we do not know to the extent that we will be able to continue this as we increase our contracts with foreign licensees.  We cannot predict the effect that future exchange rate fluctuations will have on our operating results

A decline in general economic conditions resulting in a decrease in consumer-spending levels and an inability to access capital may adversely affect our business.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

On November 9, 2007, we entered into a new lease agreement covering approximately 30,550 square feet of office and showroom space at 1450 Broadway in New York, New York, herein referred to as the new headquarters.  The term of the lease runs through June 30, 2024 and provides for total aggregate annual base rental payments for such space of approximately $27.4 million (ranging from approximately $1.5 million for the first year following the rent commencement date to approximately $2.2 million, on annualized basis, in the last year of the lease).  We will also be required to pay our proportionate share of any increased taxes attributed to the premises.

In addition, in connection with the Starter acquisition, we assumed a lease for office space at 1350 Broadway, which covers approximately 13,090 square feet of office and showroom space with an annual rent of $476,000, which expires on October 31, 2011, as well as a lease for approximately 7,900 square feet of office space in Bentonville, Arkansas with an annual rent of $149,000 which was terminated in the first quarter of 2009. We began subletting the office space at 1350 Broadway beginning January 1, 2009. We also acquired 5,994 square feet of office space in Santa Monica, California in connection with the Mossimo merger, which was terminated in the first quarter of 2009. We also acquired approximately 4,500 square feet of office space at 261 Fifth Ave in New York, New York in connection with the Waverly acquisition with an annual rent of approximately $0.2 million. This space is currently being sublet.

Bright Star currently occupies approximately 2,269 square feet of office space in Mt. Arlington, New Jersey, pursuant to a lease that expires on March 14, 2011.

Item 3. Legal Proceedings

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

None.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's common stock, $0.001 par value per share, its only class of common equity, is quoted on the NASDAQ Global Market tier of The NASDAQ Stock Market LLC, herein referred to as NASDAQ, under the symbol “ICON”. The following table sets forth the high and low sales prices per share of the Company's common stock for the periods indicated, as reported on NASDAQ:

	High	Low
Year Ended December 31, 2009
Fourth Quarter	$14.17	$10.75
Third Quarter	18.30	12.10
Second Quarter	17.95	8.55
First Quarter	9.89	6.73

Year Ended December 31, 2008
Fourth Quarter	$14.13	$5.11
Third Quarter	14.40	10.26
Second Quarter	19.23	11.86
First Quarter	22.80	15.96

As of February 23, 2010 there were 1,595 holders of record of the Company's common stock.

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

ISSUER PURCHASES OF EQUITY SECURITIES

2009	Total Number of Shares Purchased(1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan
January 1 - January 31	2,107	$9.78	-	$73,177,253
February 1 - February 29	3,080	7.96	-	73,177,253
March 1 - March 31	200,352	7.26	200,000	71,722,003
April 1 - April 30	17,877	11.03	-	71,722,003
May 1 - May 31	1,267	15.43	-	71,722,003
June 1 - June 30	-	-	-	71,722,003
July 1 - July 31	308	17.43	-	71,722,003
August 1 - August 31	-	-	-	71,722,003
September 1 - September 30	2,428	17.16	-	71,722,003
October 1 - October 31	1,956	12.73	-	71,722,003
November 1 - November 30	23,781	12.09	-	71,722,003
December 1 - December 31	13,289	12.65	-	71,722,003
Total	266,445	$8.42	200,000	$71,722,003

(1)   On November 3, 2008, the Company announced that the Board of Directors authorized the repurchase of up to $75 million of the Company's common stock over a period ending October 30, 2011, herein referred to as the repurchase plan. This authorization replaces any prior plan or authorization. The repurchase plan does not obligate the Company to repurchase any specific number of shares and may be suspended at any time at management's discretion. Amounts not purchased under the repurchase plan represent shares surrendered to the Company to pay withholding taxes due upon the vesting of restricted stock.

During the year ended December 31, 2009, the Company repurchased 200,000 shares for approximately $1.5 million at a weighted average price of $7.28 per share under the repurchase plan.  At December 31, 2009, $71.7 million of the Company’s common stock may yet be purchased under this plan.

During the year ended December 31, 2008, the Company repurchased 265,404 shares for approximately $1.8 million at a weighted average price of $6.85 per share under this repurchase plan.  No shares were repurchased by the Company during the year ended December 31, 2007.

The information regarding equity compensation plans is incorporated by reference to Item 12 of this Form 10-K, which incorporates by reference the information set forth in the Company’s Definitive Proxy Statement in connection with the annual meeting of stockholders to be held in 2010.

 Item 6. Selected Financial Data

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

	Year Ended December 31,*
	2009	2008 (4)	2007 (4)	2006	2005
Consolidated Income Statement Data
Licensing and other revenue (3)	$232,058	$216,761	$160,004	$80,694	$30,156
Selling, general and administrative expenses	79,356	73,816	44,254	24,527	13,329
Operating income (1)	152,565	142,052	121,789	53,673	15,361
Other expenses – net (2)	35,309	44,967	31,231	13,837	4,453
Net income (3)	75,705	62,908	60,264	32,501	15,943

Earnings per share:
Basic	$1.14	$1.09	$1.06	$0.81	$0.51
Diluted	$1.10	$1.03	$0.98	$0.72	$0.46

Weighted average number of common shares outstanding:
Basic	65,763	57,810	56,694	39,937	31,284
Diluted	68,325	61,248	61,426	45,274	34,773

* The year ended December 31, 2009 will herein be referred to as fiscal 2009; the year ended December 31, 2008 will herein be referred to as fiscal 2008; the year ended December 31, 2007 will herein be referred to as fiscal 2007; the year ended December 31, 2006 will herein be referred to as fiscal 2006; and the year ended December 31, 2005 will herein be referred to as fiscal 2005.

	At December 31,
	2009	2008 (4)	2007 (4)	2006	2005
Consolidated Balance Sheet Data
Cash	$201,544	$67,279	$53,272	$77,840	$11,687
Working capital (deficit)	148,147	29,638	19,458	64,124	(4,388)
Trademarks and other intangibles, net	1,254,689	1,060,460	1,038,201	467,688	139,281
Total assets	1,802,613	1,394,796	1,336,130	696,244	217,244
Long-term debt, including current portion	662,379	618,589	640,877	162,808	99,119
Total stockholders’ equity	969,772	644,089	565,738	465,457	100,896

(1)
Includes expenses related to specific litigation (formerly known as special charges) of $0.1 million and $0.9 million in fiscal 2009 and fiscal 2008, respectively, a net benefit from expenses related to specific litigation of $6.0 million in fiscal 2007, and expenses related to specific litigation of $2.5 million and $1.5 million in fiscal 2006 and fiscal 2005, respectively. Further, included in operating income for fiscal 2005 was an adjustment for the shortfall payment related to Unzipped of $0.5 million, respectively (see Notes 8 and 9 of Notes to Consolidated Financial Statements).

(2)
In fiscal 2006 and fiscal 2005, the Company recognized a net non-cash tax benefit of $6.2 million and $5.0 million, respectively, by reducing the valuation allowance on the deferred tax asset related to the Company's net operating loss carryforwards.

(3)
During fiscal 2009, fiscal 2008, fiscal 2007, fiscal 2006, and fiscal 2005, the Company made zero, one, four, four, and two acquisitions, respectively, and acquired a certain percentage of ownership of brands previously not owned through two joint ventures in fiscal 2009 and one joint venture in fiscal 2007.  There were no brands acquired through joint ventures and investments during fiscal 2008, fiscal 2006 or fiscal 2005.  See Note 2 of Notes to Consolidated Financial Statements for information about the Company’s fiscal 2009 acquisitions and investments through its joint ventures.

(4)	As adjusted for adoption of Accounting Standards Codification (“ASC”) Topic 470-20, “Debt with Conversion and Other Options”, effective for fiscal 2009 and applied retrospectively as applicable.

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

Overview

The Company is a brand management company engaged in licensing, marketing and providing trend direction for a diversified and growing consumer brand portfolio. The Company’s brands are sold across every major segment of retail distribution, from luxury to mass. As of December 31, 2009, the Company and its joint ventures owned 21 iconic consumer brands: Candie’s, Bongo, Badgley Mischka, Joe Boxer, Rampage, Mudd, London Fog, Mossimo, Ocean Pacific/OP, Danskin/Danskin Now, Rocawear, Cannon, Royal Velvet, Fieldcrest, Charisma, Starter, and Waverly. In addition, Scion LLC, a joint venture in which the Company has a 50% investment, owns the Artful Dodger brand; Hardy Way, a joint venture in which the Company has a 50% investment, owns the Ed Hardy brands and IPH Unltd, a joint venture in which the Company has a 51% controlling investment, owns the Ecko and Zoo York brands. The Company licenses its brands worldwide through approximately 215 direct-to-retail and wholesale licenses for use across a wide range of product categories, including footwear, fashion accessories, sportswear, home products and décor, and beauty and fragrance. The Company’s business model allows it to focus on its core competencies of marketing and managing brands without many of the risks and investment requirements associated with a more traditional operating company. Its licensing agreements with leading retail and wholesale partners throughout the world provide the Company with a predictable stream of guaranteed minimum royalties.

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

The Company has and continues to focus on cost-saving measures.  These measures include a reduction of the total number of total full-time employees in February 2009, as well as a continued review of all operating expenses.

Summary of operating results:

The Company had net income of $75.7 million for fiscal 2009 as compared to net income of $62.9 million for fiscal 2008.

The Company's operating income was $152.6 million in fiscal 2009, compared to an operating income of $142.1 million in fiscal 2008.

Fiscal 2009 Compared to Fiscal 2008

Revenue. Revenue for fiscal 2009 increased to $232.1 million from $216.8 million during fiscal 2008. During fiscal 2009, we recorded a gain of approximately $3.7 million on our transaction regarding our Joe Boxer trademark in Canada, and a gain of approximately $7.0 million ($3.0 million of which is a non-cash gain) related to the Iconix Europe transaction. During fiscal 2008, we recorded a non-cash gain of approximately $2.6 million related to the sale of trademarks to our joint venture in China, and a gain of $5.7 million related to the Iconix Latin America transaction.  Further, during fiscal 2009, we recorded approximately $10.2 million in aggregate revenue related to our acquisition of the Ecko assets and approximately three quarters of revenue from our October 2008 acquisition of Waverly, of which there was no comparable revenue in fiscal 2008.  In fiscal 2008, we recorded approximately $1.6 million of revenue related to our Latin America licenses for which there was no comparable revenue in fiscal 2009.  In fiscal 2009, revenue related to our Latin America licenses is included in our aggregate equity gain on joint venture and other as it relates to our Iconix Latin America joint venture.  The primary drivers of the remaining increase of approximately $4.4 million in comparable revenue from fiscal 2008 to fiscal 2009 include an aggregate increase of approximately $21.7 million related to our direct-to-retail brands at Wal-Mart and our Candie’s brand at Kohl’s, offset by an aggregate decrease of approximately $17.0 million related to the transition of our Mudd, Charisma and Cannon brands to their respective direct-to-retail licenses, as well as the transition of our women’s category for our Rocawear brand to a new licensee in the third quarter of fiscal 2009.

Operating Expenses. Consolidated selling, general and administrative, herein referred to as SG&A, expenses totaled $79.4 million in fiscal 2009 compared to $73.8 million in fiscal 2008. The increase of $5.6 million was primarily related to: (i) an increase of approximately $6.5 million in advertising primarily related to in-store advertising promotions and celebrity endorsements; and (ii) an increase of $2.4 million in bad debt expense primarily related to collectability issues with the former women’s category license for the Rocawear brand.  These increases were offset by a variety of cost saving initiatives, including: (i) a decrease of approximately $1.4 million in professional fees; (ii) an aggregate decrease of approximately $0.8 million in payroll costs and employee travel related expenses related to a reduction in headcount and cost savings measures related to employee travel, partially offset by severance for terminated employees; and (iii) a net decrease of approximately $1.1 million in various overhead related costs as a result of the elimination of fiscal 2008 overhead costs related to a prior period acquisition as well as cost savings measures.

For fiscal 2009 and fiscal 2008, our expenses related to specific litigation, formerly known as special charges, included an expense for professional fees of $0.1 million and $0.9 million, respectively, relating to litigation involving Unzipped. See Notes 8 and 9 of Notes to Consolidated Financial Statements.

Operating Income. Operating income for fiscal 2009 increased to $152.6 million, or approximately 66% of total revenue, compared to $142.1 million or approximately 66% of total revenue in fiscal 2008.

Other Expenses - Net – Other expenses - net decreased by $9.7 million in fiscal 2009 to $35.3 million, compared to other expenses - net of $45.0 million in fiscal 2008.  This decrease was due to several factors: an aggregate increase of approximately $4.0 million in our equity earnings on joint ventures due to earnings from our Iconix Latin America joint venture (created in December 2008) and our Hardy Way joint venture (created in May 2009), for which there was no comparable earnings in fiscal 2008.  Further, interest expense related to our variable rate debt decreased from approximately $15.5 million in fiscal 2008 to approximately $7.1 million in fiscal 2009 due to both a lower average debt balance as well as a decrease in our effective interest rate to 3.64% in fiscal 2009 from 5.92% in fiscal 2008.  This was offset by an increase in interest expense of approximately $1.2 million related to the promissory note issued in connection with our 51% investment in IPH Unltd in October 2009, and a decrease of approximately $1.5 million in interest income related to a decrease in interest rates on money invested by us during fiscal 2009.

Provision for Income Taxes. The effective income tax rate for fiscal 2009 is approximately 35.4% resulting in the $41.6 million income tax expense, as compared to an effective income tax rate of 35.2% in fiscal 2008 which resulted in a $34.2 million income tax expense.

Net Income. The Company’s net income was $75.7 million in fiscal 2009, compared to net income of $62.9 million in fiscal 2008, as a result of the factors discussed above.

Fiscal 2008 Compared to Fiscal 2007

Revenue. Revenue for fiscal 2008 increased to $216.8 million from $160.0 million during fiscal 2007. During fiscal 2008, we recorded a non-cash gain of approximately $2.6 million related to the sale of trademarks to our joint venture in China, and a gain of $5.7 million related to the Iconix Latin America transaction. The two largest drivers of the growth of $48.5 million were a full year of revenue generated from the fiscal 2007 acquisitions of Danskin, Rocawear, the Official-Pillowtex brands ( i.e. Cannon, Royal Velvet, Fieldcrest, Charisma), Artful Dodger, and Starter, which in the aggregate contributed approximately $57.1 million, as well as approximately $1.4 million contributed by the fiscal 2008 acquisition of Waverly, which had no comparable revenue in fiscal 2007. For brands owned for the full year in fiscal 2008 and fiscal 2007, revenue remained approximately flat, excluding the Mudd brand, which began a transition to a direct-to-retail license with Kohl’s in November 2008, and the Ocean Pacific/OP brand, which began a transition to a direct-to-retail license with Wal-Mart in August 2007 and was launched in Wal-Mart stores in Spring 2008.

Operating Expenses. SG&A expenses totaled $73.8 million in fiscal 2008 compared to $44.3 million in fiscal 2007. The increase of $29.5 million was primarily related to: (i) an increase of approximately $12.5 million in payroll costs, primarily due to an increase of $7.5 million in non-cash stock compensation expense (from $1.8 million in fiscal 2007 to $9.3 million in fiscal 2008), of which $6.9 million of the increase related to the new employment contract with our chairman, chief executive officer and president, with the balance of the aggregate increase in payroll costs attributable to the increase in employee headcount mainly related to our fiscal 2007 and fiscal 2008 acquisitions; (ii) an increase of approximately $7.3 million in advertising mainly driven by advertising related to brands acquired in fiscal 2007; (iii) amortization of intangible assets (mainly contracts and non-compete agreements) as a direct result of the Danskin, Rocawear, Official-Pillowtex, Starter, Artful Dodger and Waverly brand acquisitions, which accounted for $4.7 million in fiscal 2008 and $2.0 million in fiscal 2007; and (iv) an increase of $4.1 million in professional fees primarily related to increased maintenance costs on trademarks acquired through recent acquisitions.

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

Other Expenses—Net. Other expenses—net increased by approximately $13.8 million in fiscal 2008 to approximately $45.0 million, compared to other expenses—net of approximately $31.2 million in fiscal 2007. This increase was due to several factors: (i) an increase in our debt in connection with the acquisitions of Rocawear, Official-Pillowtex and Starter; (ii) interest expense related to the Sweet note (which is discussed below); and (iii) a decrease in interest income related to a combination of our higher cash balance during fiscal 2007 related to the proceeds from the convertible notes and a decrease in interest rates on money invested by us in fiscal 2008. This increase in interest expense was partially offset by a decrease in interest rates for our variable rate debt ( i.e.,  our term loan facility) and interest income related to our judgment against Hubert Guez and Apparel Distribution Service LLC, or ADS. Specifically, for fiscal 2008, there was a total interest expense relating to the term loan facility, convertible notes and our judgment against Guez and ADS of approximately $15.5 million, $18.5 million (including non-cash interest of $12.2 million related to the retrospective implementation of FSP APB 14-1) and $1.0 million, respectively, with no comparable interest expense in fiscal 2007. Deferred financing costs increased by $0.3 million in fiscal 2008 to $2.3 million from $2.0 million in fiscal 2007 due to additional financing obtained in fiscal 2007. Further, during fiscal 2008 we recorded a loss of $0.5 million from our 50% equity investment in Iconix China. The Sweet note is described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Obligations and Commitments—the Sweet Note”.

Provision for Income Taxes. The effective income tax rate for fiscal 2008 was approximately 35.2% resulting in the $34.2 million income tax expense, as compared to an effective income tax rate of 33.5% in fiscal 2007 which resulted in a $30.3 million income tax expense.

Net Income. Our net income was $62.9 million in fiscal 2008, compared to net income of $60.3 million in fiscal 2007, as a result of the factors discussed above.

Liquidity and Capital Resources

Liquidity

Our principal capital requirements have been to fund acquisitions, working capital needs, and to a lesser extent, capital expenditures. We have historically relied on internally generated funds to finance our operations and our primary source of capital needs for acquisition has been the issuance of debt and equity securities. At December 31, 2009 and 2008, our cash totaled $201.5 million and $67.3 million, respectively, including short-term restricted cash of $6.2 million and $0.9 million, respectively.

On May 5, 2009, we completed our acquisition of 50% of Hardy Way, a limited liability company and owner of the Ed Hardy brands, for $17.0 million, $9.0 million of which was cash paid to the sellers. On October 30, 2009, through the newly formed joint venture IPH Unltd, we acquired a 51% controlling stake in the joint venture that owns the Ecko portfolio of brands, including Ecko and Zoo York, in which IPH Unltd issued a $90.0 million promissory note, as well as paid $63.5 million in cash to the sellers.  The cash portion of these transactions were funded entirely from cash on hand.  See Note 2 of Notes to Consolidated Financial Statements for further details on this acquisition.

Our term loan facility (as described below) requires us to repay the principal amount of the term loan outstanding in an amount equal to 50% of the excess cash flow of the subsidiaries subject to the term loan facility for the most recently completed fiscal year.   For the year ended December 31, 2009, we will repay approximately $46.8 million of the principal balance, which represents 50% of the estimated excess cash flow of the subsidiaries subject to the term loan facility. This amount is now included in the current portion of long-term debt.

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

As of December 31, 2009, our marketable securities consist of auction rate securities, herein referred to as ARS. Beginning in the third quarter of 2007, $13.0 million of our ARS had failed auctions due to sell orders exceeding buy orders. In December 2008, the insurer of the ARS exercised its put option to replace the underlying securities of the auction rate securities with its preferred securities. Further, although these ARS had paid dividends according to their stated terms, the Company had received notice from the insurer that the payment of cash dividends will cease after July 31, 2009 and only temporarily reinstated for the 4-week period from December 23, 2009 through January 15, 2010, to be resumed if the board of directors of the insurer declares such cash dividends to be payable at a later date.  In January 2010, we commenced a lawsuit against the broker-dealer of these ARS alleging, among other things, fraud, and seeking full recovery of the $13.0 million face value of the ARS, as well as legal costs and punitive damages (see Item. 3 Legal Proceedings).  These funds will not be available to us until a successful auction occurs, a buyer is found outside the auction process or we realize recovery through settlement or legal judgment. Prior to the cessation of regular cash dividend payments at 4-week intervals, we estimated the fair value of our ARS with a discounted cash flow model where we used the expected rate of cash dividends to be received.  As regular cash dividend payments have ceased, we changed our methodology for estimating the fair value of the ARS.  Beginning June 30, 2009, we estimated the fair value of our ARS using the present value of the weighted average of several scenarios of recovery based on our assessment of the probability of each scenario. We considered a variety of factors in our analysis including: credit rating of the issuer and insurer, comparable market data (if available), current macroeconomic market conditions, quality of the underlying securities, and the probabilities of several levels of recovery and reinstatement of cash dividend payments.  As the aggregate result of our quarterly evaluations, $13.0 million of our ARS have been written down to $7.0 million as a cumulative unrealized pre-tax loss of $6.0 million to reflect a temporary decrease in fair value. As the write-down of $6.0 million has been identified as a temporary decrease in fair value, the write-down has not impacted our earnings and is reflected as an other comprehensive loss in the stockholders’ equity section of our consolidated balance sheet.   We believe this decrease in fair value is temporary due to general macroeconomic market conditions.  Further, we have the ability and intent to hold the ARS until an anticipated full redemption. We believe our cash flow from future operations and our existing cash on hand will be sufficient to satisfy our anticipated working capital requirements for the foreseeable future, regardless of the timeliness of the auction process or other recovery.

Changes in Working Capital

At December 31, 2009 and December 31, 2008 the working capital ratio (current assets to current liabilities) was 2.12 to 1 and 1.29 to 1, respectively. This increase was driven by an increase in cash as well as the factors set forth below:

Operating Activities

Net cash provided by operating activities increased approximately $29.5 million, from $89.2 million in fiscal 2008 to $118.7 million in fiscal 2009. This increase in net cash provided by operating activities of $29.5 million is primarily due to an increase in net income of $12.8 million from $62.9 million in fiscal 2008 to $75.7 million in fiscal 2009 for the reasons discussed above, as well as an aggregate decrease in net cash used in changes in operating assets and liabilities (net of acquisitions) of $26.1 million from approximately $26.6 million of net cash used in operating activities in fiscal 2008 to approximately $0.5 million of net cash used in operating activities in fiscal 2009, as well as $2.3 million of deferred rent in fiscal 2009, as compared to fiscal 2008 which had no deferred rent, and an increase in our change in the allowance for doubtful accounts of $2.4 million, from $1.9 million in fiscal 2008 to $4.3 million in fiscal 2009, primarily related to an additional reserve for the transition of our women’s apparel license for Rocawear.  This increase in cash was offset by aggregate non-cash adjustments to net income of $10.7 million in fiscal 2009 related to a gain on the transaction for the Joe Boxer trademark for the Canada territory of $3.7 million and a gain on the Iconix Europe transaction of $7.0 million, as compared to aggregate non-cash adjustments to net income in fiscal 2008 of approximately $7.3 million related to a $2.6 million gain on Iconix China transaction and a non-cash gain of approximately $4.7 million related to the Iconix Latin America transaction.  In addition, the non-cash portion of our deferred income tax provision decreased $7.5 million, from approximately $25.0 in fiscal 2008 to approximately $17.5 million in fiscal 2009.  Further, non-cash adjustments to net income related to our equity earnings on joint ventures was $3.4 million in fiscal 2009, as compared to $0.5 million of equity losses on joint ventures in fiscal 2008.

Investing Activities

Net cash used in investing activities in fiscal 2009 increased $38.9 million, from $44.1 million in fiscal 2008 to $83.0 million in fiscal 2009.  In fiscal 2009, we used $63.5 million in connection with the acquisition of a 51% controlling interest in the Ecko and Zoo York assets through our consolidated joint venture IPH Unltd, and $9.0 million was used to purchase a 50% of the membership interest of Hardy Way, the owner of the Ed Hardy brands.  In addition, we paid cash earn-outs totaling $12.9 million in fiscal 2009 related to prior period acquisitions which were recorded as increases to goodwill, as compared to cash earn-outs totaling $6.1 million in fiscal 2008.   This was offset by $27.6 million used in connection with our acquisition of Waverly in fiscal 2008, and a decrease of $2.4 million in our purchases of property and equipment, which was higher in fiscal 2008 primarily due to the purchase of fixtures for certain brands..

Financing Activities

Net cash provided by financing activities increased $120.2 million, from $26.9 million of net cash used in financing activities in fiscal 2008 to $93.3 million of net cash provided by financing activities in fiscal 2009.  The main driver of this increase of $120.2 million was $152.8 million of proceeds from our public offering of our common stock during fiscal 2009.  Additionally, we received a contribution of $2.1 million from the non-controlling interest of our joint venture Scion. These increases in net cash provided by financing activities  were offset by an increase of $24.9 million in principal payments on our long-term debt.  Specifically, our payment in March 2009 of 50% of the excess cash flow from the subsidiaries subject to the term loan facility for fiscal 2008 was $38.7 million, as compared to our payment in March 2008 of 50% of the excess cash flow from the subsidiaries subject to the term loan facility for fiscal 2007 was $15.6 million.  This was further offset by the increase in the change in short-term restricted cash of $9.6 million, due to an aggregate increase in fiscal 2009 of $5.3 million, of which $4.2 million related to an investment through our joint venture Scion (see Note 2 in Notes to Consolidated Financial Statements).

Obligations and commitments

Convertible notes. In June 2007, we completed the sale of $287.5 million principal amount of our convertible notes in a private offering to certain institutional investors from which we received net proceeds of approximately $281.1 million. The convertible notes bear interest at an annual rate of 1.875%, payable semi-annually in arrears on June 30 and December 31 of each year, commencing as of December 31, 2007. At December 31, 2009 and December 31, 2008, the net debt balance of the convertible notes was $247.7 million and $234.0 million, respectively, which reflects the net debt carry value of the convertible notes in accordance with accounting for convertible debt instruments that may be settled in cash upon conversion, effective for the year ended December 31, 2009 and applied retrospectively as applicable. However, the principal amount owed to the convertible note holders is $287.5 million.

Concurrently with the sale of the convertible notes, we purchased note hedges for approximately $76.3 million and issued warrants to the hedge counterparties for proceeds of approximately $37.5 million. These transactions will generally have the effect of increasing the conversion price of the convertible notes (by 100% based on the price of our common stock at the time of the offering). As a result of these transactions, we recorded a reduction to additional paid-in-capital of $12.1 million. These note hedges and warrants are separate and legally distinct instruments that bind only us and the counterparties thereto and have no binding effect on the holders of the convertible notes.

We utilized the proceeds of the convertible notes as follows: approximately $233.8 million was used for the Official-Pillowtex acquisition and approximately $38.8 million was the net payment for the related convertible note hedge. There are no covenants for this debt obligation.

Term loan facility. In connection with our acquisition of the Rocawear brand in March 2007, we entered into the term loan facility pursuant to which we borrowed, and received net proceeds of $212.5 million. Subsequently, in December 2007, in connection with our acquisition of the Starter brand, we borrowed an additional $63.2 million under the term loan facility, in connection with which we received net proceeds of $60.0 million. We may borrow an additional $36.8 million under the terms of the term loan facility.

Our obligations under the term loan facility are secured by the pledge of our ownership interests in many of our subsidiaries. In addition, these and other of our subsidiaries have guaranteed such obligations and their guarantees are secured by a pledge of, among other things, the Ocean Pacific/OP, Danskin, Rocawear, Mossimo, Cannon, Royal Velvet, Fieldcrest, Charisma, Starter and Waverly trademarks and related intellectual property assets. Amounts outstanding under the term loan facility bear interest, at our option, at the Eurodollar rate or the prime rate, plus an applicable margin of 2.25% or 1.25%, as the case may be, per annum, with minimum principal payable in equal quarterly installments in annual aggregate amounts equal to 1.00% of the aggregate principal amount of the loans outstanding, in addition to an annual payment equal to 50% of the excess cash flow of the subsidiaries subject to the term loan facility, with any remaining unpaid principal balance to be due on April 30, 2013, herein referred to as the loan maturity date. Upon completion of our offering of the convertible notes, the loan maturity date was accelerated to January 2, 2012. On March 11, 2008, we paid to Lehman Commercial Paper Inc., or LCPI, for the benefit of the lenders, $15.6 million, representing 50% of the excess cash flow for 2007 from the subsidiaries subject to the term loan facility. As a result of such payment, we are no longer required to pay the quarterly installments described above. In March 2009, we paid $38.6 million to the lenders, representing 50% of our excess cash flow for 2008 from the subsidiaries subject to the term loan.  As of December 31, 2009, $46.8 million has been classified as current portion of long-term debt, which represents 50% of the estimated excess cash flow for 2009 of the subsidiaries subject to the term loan facility. At December 31, 2009 and December 31, 2008, the outstanding cash balance under the term loan facility was $219.6 and $258.3 million, respectively. The effective interest rate for fiscal 2009 was 3.05%, as compared to 5.81% and 7.53% for fiscal 2008 and fiscal 2007, respectively. As of December 31, 2009 and 2008, we were in compliance with all material covenants relating to this debt obligation.

Asset-backed notes. The financing for certain of our acquisitions in 2005 and 2006 was accomplished though private placements of the asset-backed notes, which notes are currently secured by the Candie’s, Bongo, Joe Boxer, Rampage, Mudd and London Fog trademarks and related intellectual property assets. As of December 31, 2009, the aggregate principal balance of the asset-backed notes was $94.9 million. Interest rates and terms on the outstanding principal amount of the asset-backed notes as of December 31, 2009 are as follows: $32.5 million principal amount bears interest at a fixed interest rate of 8.45% with a term ending August 2012, $14.3 million principal amount bears interest at a fixed rate of 8.12% with a term ending August 2012, and $48.1 million principal amount bears interest at a fixed rate of 8.99% with a term ending February 2013. The asset-backed notes have no financial covenants with which we or our subsidiaries need comply.

As of December 31, 2008, the aggregate principal balance of the asset-backed notes was $117.1 million. Interest rates and terms on the outstanding principal amount of the asset-backed notes as of December 31, 2008 were as follows: $40.6 million principal amount bears interest at a fixed interest rate of 8.45% and $18.0 million principal amount bears interest at a fixed rate of 8.12%, each with a term ending in August 2012, and $58.5 million principal amount bears interest at a fixed rate of 8.99% with a term ending February 2013.

The aggregate principal amount of the asset-backed notes is required to be paid by February 22, 2013.

Cash on hand in IP Holdings’ bank account is restricted at any point in time up to the amount of the next payment of principal and interest due by it under the asset-backed notes. Accordingly, as of December 31, 2009 and 2008, $2.0 million and $0.9 million, respectively, have been disclosed as restricted cash within our current assets. Further, a liquidity reserve account has been established and the funds on deposit in such account are to be applied to the last principal payment due with respect to the asset-backed notes. Accordingly, the $15.9 million in such reserve account as of December 31, 2009 and 2008 have been included on our consolidated balance sheets as restricted cash within our other assets. As of December 31, 2009 and 2008, we were in compliance with all material covenants relating to this debt obligation.

Promissory note.  In connection with the Ecko/Zoo York transaction, IPH Unltd issued a promissory note to a third party creditor for $90.0 million.  The obligations of IPH Unltd under the promissory note are secured by the Ecko portfolio of trademarks and related intellectual property assets (including the Ecko and Zoo York brands) and further guaranteed personally by the minority owner of IPH Unltd.  Amounts outstanding under the promissory note bear interest at 7.50% per annum, and is to be repaid in equal quarterly installments of $2.5 million, with any remaining unpaid principal balance and accrued interest to be due on June 30, 2014, the promissory note maturity date.  The promissory note may be prepaid without penalty, and any prepayment would be applied to the scheduled quarterly principal payments in the order of their maturity. The promissory note has no financial covenants with which we or our subsidiaries need comply.  Our assets and the assets of our subsidiaries and joint ventures (other than IPH Unltd) are not available to satisfy the obligations under the promissory note.

Sweet note. A description of the Sweet Sportswear/Unzipped litigation is contained in “Business—Legal Proceedings”. On April 23, 2002, we acquired the remaining 50% interest in Unzipped from Sweet Sportswear, or Sweet, for a purchase price comprised of 3,000,000 shares of our common stock and $11.0 million in debt, which was evidenced by our issuance of a note to Sweet Sportswear, also referred to as the Sweet note. Prior to August 5, 2004, Unzipped was managed by Sweet pursuant to a management agreement, which obligated Sweet to manage the operations of Unzipped in return for, commencing in fiscal 2003, an annual management fee based upon certain specified percentages of net income achieved by Unzipped during the three-year term of the agreement. In addition, Sweet guaranteed that the net income, as defined in the agreement, of Unzipped would be no less than $1.7 million for each year during the term, commencing with fiscal 2003. In the event that the guarantee was not met for a particular year, Sweet was obligated under the management agreement to pay us the difference between the actual net income of Unzipped, as defined, for such year and the guaranteed $1.7 million. That payment, referred to as the shortfall payment, could be offset against the amounts due under the Sweet note at the option of either us or Sweet. As a result of such offsets, the balance of the Sweet note was reduced by us to $3.1 million as of December 31, 2006 and $3.0 million as of December 31, 2005 and is reflected in “long- term debt.” This note bears interest at the rate of 8% per year and matures in April 2012.

In November 2007, in connection with the judgment entered in the Unzipped litigation, we increased the balance of the Sweet note by approximately $6.2 million and recorded the expense as a special charge, and further increased the Sweet note by approximately $2.8 million to record the related interest and included the charge in interest expense. The balance of the Sweet note as of December 31, 2009 and 2008 is approximately $12.2 million and is included in current portion of long-term debt.

Other. We believe that we will be able to satisfy our ongoing cash requirements for operations and debt servicing for the foreseeable future, primarily with cash flow from operations. In addition, as part of our business growth strategy, we intend, in addition to growing through the organic development of our brands and expanding internationally, to grow through acquisitions of additional brands. We anticipate that we would fund any such acquisitions through a combination of cash, the issuance of equity and/or debt securities.

The following is a summary of contractual cash obligations, including interest for the periods indicated that existed as of December 31, 2009:

(000's omitted)	2010	2011	2012	2013	2014	Thereafter	Total
Convertible notes	$-	$-	$287,500	$-	$-	$-	$287,500
Term loan facility	46,849	-	172,757	-	-	-	219,606
Asset-backed notes	24,216	26,380	33,468	10,801	-	-	94,865
Sweet note	12,186	-	-	-	-	-	12,186
Promissory note	10,000	10,000	10,000	10,000	50,000	-	90,000
Operating leases	2,444	1,639	1,828	1,886	1,932	19,204	28,933
Earn-out payments on acquisitions	1,206	-	-	-	-	-	1,206
Employment contracts	4,604	3,280	1,777	1,000	-	-	10,661
Interest	23,481	20,782	10,501	4,518	1,838	-	61,120
Total contractual cash obligations	$124,986	$62,081	$517,831	$28,205	$53,770	$19,204	$806,077

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

Effects of Inflation

We do not believe that the relatively moderate rates of inflation experienced over the past few years in the United States, where we primarily compete, have had a significant effect on revenues or profitability.  If there were an adverse change of 10% in the rate of inflation by less than 10%, the expected effect on net income would be immaterial.

New Accounting Standards

In December 2007, the FASB issued guidance under ASSC Topic 810 Consolidation as it relates to non-controlling interests in consolidated financial statements.  This guidance establishes accounting and reporting standards for the non-controlling interest (previously referred to as minority interest) in a subsidiary and for the deconsolidation of a subsidiary. It clarified that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity, not as a liability, in the consolidated financial statements. It also requires disclosure on the face of the consolidated statement of operations of the amounts of consolidated net income attributable to both the parent and the noncontrolling interest. This guidance also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. We adopted this guidance as required on January 1, 2009 and the results are included herein.

In May 2008, the FASB issued guidance within ASC Topic 470-20, “Debt with Conversion and Other Options.” This guidance requires us to allocate the liability and equity components of our convertible debt and reflect our non-convertible debt borrowing rate for the interest component of the convertible debt. ASC Topic 470-20 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and is applied retrospectively to all periods presented, and its requirements are reflected herein.

In April 2009, the FASB issued guidance within ASC Topic 805, “Business Combinations.” ASC Topic 805 amends the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and its requirements are reflected herein.

In April 2009, the FASB issued guidance within ASC Topic 825 “Financial Instruments”. This guidance requires that disclosures about the fair value of a company’s financial instruments be made whenever summarized financial information for interim reporting periods is made. These provisions under ASC Topic 825 are effective for interim reporting periods ending after June 15, 2009, and its requirements are reflected herein.

In April 2009, the FASB issued guidance under ASC Topic 820 “Fair Value Measurements and Disclosures”. This guidance does not change the definition of fair value as detailed in previously issued guidance, but provides additional guidance for estimating fair value in accordance with ASC Topic 820 when the volume and level of activity for the asset or liability have significantly decreased. The provisions of this guidance are effective for interim and annual reporting periods ending after June 15, 2009, and its requirements are reflected herein.

In April 2009, the FASB issued guidance under ASC Topic 320 “Investments – Debt and Equity Securities. This guidance amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities and provides additional disclosure requirements for other-than-temporary impairments for debt and equity securities. This guidance addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This guidance is effective for interim and annual reporting periods ending after June 15, 2009, and its requirements are reflected herein.

In May 2009, the FASB issued guidance under ASC Topic 855 “Subsequent Events”.  This guidance establishes principles and requirements for subsequent events, which are events or transactions that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this guidance sets forth (a) the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (b) the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements, and (c) the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. This guidance is effective for interim or annual financial periods ending after June 15, 2009 and is to be applied prospectively. The adoption of this guidance did not have a material impact on our results of operations or our financial position.

In June 2009, the FASB issued guidance under ASC Topic 810 “Consolidation”. This guidance amends the consolidation guidance for variable interest entities, herein referred to as a VIE, by requiring an on-going qualitative assessment of which entity has the power to direct matters that most significantly impact the activities of a VIE and has the obligation to absorb losses or benefits that could be potentially significant to the VIE. This guidance is effective for us beginning in 2010. We are currently assessing the impact of the standard on its financial statements.

In June 2009, the FASB issued guidance under ASC Topic 105 “Generally Accepted Accounting Principles”. This guidance replaces previously issued guidance The Hierarchy of Generally Accepted Accounting Principles , and establishes only two levels of U.S. generally accepted accounting principles, herein referred to as GAAP, authoritative and non-authoritative. The FASB Accounting Standards Codification (the “Codification”) has become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become non-authoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Company began using the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of 2009. As the Codification was not intended to change or alter existing GAAP, it has not and will not have any impact on our consolidated financial statements.

In August 2009, the FASB issued guidance under ASC Topic 820 which provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using a valuation technique that uses the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets, or another valuation technique that is consistent with the principles of ASC Topic 820.  This guidance-5 is effective for the first reporting period (including interim periods) beginning after issuance. The adoption of ASU No. 2009-5 is not expected to have a material impact on our results of operations or financial position.

In October 2009, the FASB issued guidance under ASC Topic 605 regarding revenue recognition for multiple deliverable revenue arrangements.  This guidance eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and expands the disclosures related to multiple deliverable revenue arrangements. This guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier adoption permitted. The adoption of  this guidance is not expected to have a material impact our results of operations or financial position.

In January 2010, the FASB issued guidance under ASC Topic 810 regarding scope clarification on accounting and reporting for decreases in ownership of a subsidiary.  This guidance clarifies that the scope of the decrease in ownership provisions of ASC Topic 810 applies to a subsidiary or group of assets that is a business, a subsidiary that is a business that is transferred to an equity method investee or a joint venture or an exchange of a group of assets that constitutes a business for a noncontrolling interest in an entity.  This guidance is effective as of the beginning of the period in which an entity adopts guidance under ASC Topic 810 regarding non-controlling interests, and if it has been previously adopted, the first interim or annual period ending on or after December 15, 2009, applied retrospectively to the first period that the entity adopted this guidance, and its requirements are reflected herein.

In January 2010, the FASB issued guidance under ASC Topic 820 as it relates to improving disclosures on fair value measurements. This guidance requires new disclosures regarding transfers in and out of the Level 1 and 2 and activity within Level 3 fair value measurements and clarifies existing disclosures of inputs and valuation techniques for Level 2 and 3 fair value measurements. This guidance also includes conforming amendments to employers’ disclosures about postretirement benefit plan assets. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure of activity within Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010, and for interim periods within those years.

Critical Accounting Policies

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

In June 2001, the FASB issued guidance under ASC Topic 350 Intangibles Goodwill and Other, which changed the accounting for goodwill from an amortization method to an impairment-only approach. Upon our adoption of this guidance, on February 1, 2002, we ceased amortizing goodwill. As prescribed under this guidance, we had goodwill tested for impairment during the years ended December 31, 2009, 2008 and 2007, and no write-downs from impairments were necessary. Our tests for impairment utilize discounted cash flow models to estimate the fair values of the individual assets. Assumptions critical to our fair value estimates are as follow: (i) discount rates used to derive the present value factors used in determining the fair value of the reporting units and trademarks; (ii) royalty rates used in our trade mark valuations; (iii) projected average revenue growth rates used in the reporting unit and trademark models; and (iv) projected long-term growth rates used in the derivation of terminal year values.  These tests factor in economic conditions and expectations of management and may change in the future based on period-specific facts and circumstances.

Impairment losses are recognized for long-lived assets, including certain intangibles, used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are not sufficient to recover the assets carrying amount. Impairment losses are measured by comparing the fair value of the assets to their carrying amount.  For the years ended December 31, 2009, 2008, and 2007 there was no impairment present for these long-lived assets.

Effective January 1, 2006, we adopted guidance under ASC Topic 718 Compensation – Stock Compensation,  which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Under this guidance, using the modified prospective method, compensation expense is recognized for all share-based payments granted prior to, but not yet vested as of, January 1, 2006. Prior to the adoption of this guidance, we accounted for our stock-based compensation plans under the recognition and measurement principles of accounting principles board, or APB, Opinion No. 25, “Accounting for stock issued to employees,” and related interpretations. Accordingly, the compensation cost for stock options had been measured as the excess, if any, of the quoted market price of our common stock at the date of the grant over the amount the employee must pay to acquire the stock.

We account for income taxes in accordance with guidance under ASC Topic 740 Income Taxes. Under this guidance, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, management reviews both positive and negative evidence pursuant to the requirements of this guidance, including current and historical results of operations, the annual limitation on utilization of net operating loss carry forwards pursuant to Internal Revenue Code section 382, future income projections and the overall prospects of our business. Based upon management's assessment of all available evidence, including our completed transition into a licensing business, estimates of future profitability based on projected royalty revenues from our licensees, and the overall prospects of our business, management concluded that it is more likely than not that the net deferred income tax asset will be realized.

We adopted guidance under ASC Topic 740, beginning January 1, 2007, as it relates to uncertain tax positions. The implementation of this guidance did not have a significant impact on our financial position or results of operations. The total unrecognized tax benefit was $1.1 million at the date of adoption. At December 31, 2009, the total unrecognized tax benefit was $1.2 million. However, the liability is not recognized for accounting purposes because the related deferred tax asset has been fully reserved in prior years. We are continuing our practice of recognizing interest and penalties related to income tax matters in income tax expense. There was no accrual for interest and penalties related to uncertain tax positions for the year ended December 31, 2009. We file federal and state tax returns and we are generally no longer subject to tax examinations for fiscal years prior to 2006.

Marketable securities, which are accounted for as available-for-sale, are stated at fair value in accordance with guidance under ASC Topic 320 Debt and Equity Securities, and consist of auction rate securities. Temporary changes in fair market value are recorded as other comprehensive income or loss, whereas other than temporary markdowns will be realized through our statement of operations. On January 1, 2008, we adopted guidance under ASC Topic 820 Fair Value Measurements and Disclosures, which establishes a framework for measuring fair value and requires expanded disclosures about fair value measurement. While this guidance does not require any new fair value measurements in its application to other accounting pronouncements, it does emphasize that a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation.  Although we believe our judgments, estimates and/or assumptions used in determining fair value are reasonable, making material changes to such judgments, estimates and/or assumptions could materially affect such impairment analyses and our financial results.

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

We are exposed to potential loss due to changes in interest rates. Investments with interest rate risk include marketable securities. Debt with interest rate risk includes the fixed and variable rate debt. As of December 31, 2009, we had approximately $217.6 million in variable interest debt under our term loan facility. To mitigate interest rate risks, we have purchased derivative financial instruments such as interest rate hedges to convert certain portions of our variable rate debt to fixed interest rates. If there were an adverse change of 10% in interest rates, the expected effect on net income would be immaterial.

We invested in certain auction rate securities, herein referred to as ARS. During fiscal 2009, our balance of ARS failed to auction due to sell orders exceeding buy orders, and the insurer of the ARS exercised its put option to replace the underlying securities of the ARS with its preferred securities.  Further, although the ARS had paid cash dividends according to their stated terms, the payment of cash dividends ceased after July 31, 2009 and only temporarily reinstated for the four week period from December 23, 2009 to January 15, 2010, and would be resumed only if the board of directors of the insurer declares such cash dividends to be payable at a later date.  In January 2010, we commenced a lawsuit against the broker-dealer of these ARS alleging, among other things, fraud, and seeking full recovery of the $13.0 million face value of the ARS, as well as legal costs and punitive damages.  These funds will not be available to us unless a successful auction occurs, a buyer is found outside the auction process, or if we realize recovery through settlement or legal judgment of the action brought against the broker-dealer. We estimated the fair value of our ARS to be $7.0 million, using the present value of the weighted average of several scenarios of recovery based on our assessment of the probability of each scenario. We believe this decrease in fair value is temporary due to general macroeconomic market conditions. Further, we have the ability and intent to hold the ARS until an anticipated full redemption. The cumulative effect of the failure to auction since the third quarter of fiscal 2007 has resulted in an accumulated other comprehensive loss of $6.0 million which is reflected in the stockholders’ equity section of the consolidated balance sheet.

As described elsewhere in Note 5 of the Notes to Consolidated Financial Statements, in connection with the initial sale of our convertible notes, we entered into convertible note hedges with affiliates of Merrill Lynch, Pierce, Fenner & Smith Incorporated and Lehman Brothers Inc. At such time, the hedging transactions were expected, but were not guaranteed, to eliminate the potential dilution upon conversion of the convertible notes. Concurrently, we entered into warrant transactions with the hedge counterparties.

On September 15, 2008 and October 3, 2008, respectively, Lehman Holdings and Lehman OTC filed for protection under Chapter 11 of the United States Bankruptcy Code in bankruptcy court. We had purchased 40% of the convertible note hedges from Lehman OTC and we had sold 40% of the warrants to Lehman OTC. If Lehman OTC does not perform such obligations and the price of our common stock exceeds the $27.56 conversion price (as adjusted) of the convertible notes, the effective conversion price of the Convertible Notes (which is higher than the actual $27.56 conversion price due to these hedges) would be reduced and our existing stockholders may experience dilution at the time or times the convertible notes are converted. On September 17, 2009, we filed proofs of claim with the bankruptcy court relating to the Lehman OTC convertible note hedges. We will continue to monitor the bankruptcy filings of Lehman Holdings and Lehman OTC with respect to such claims. We currently believe, although there can be no assurances,  that the bankruptcy filings and their potential impact on these entities will not have a material adverse effect on our financial position, results of operations or cash flows.

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

The principal executive officer and principal financial officer also conducted an evaluation of internal control over financial reporting, herein referred to as internal control, to determine whether any changes in internal control occurred during the quarter ended December 31, 2009 that may have materially affected or which are reasonably likely to materially affect internal control. Based on that evaluation, there has been no change in the Company’s internal control during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to affect, the Company’s internal control.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

February 26, 2010

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

In order to ensure that our internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for our financial reporting as of December 31, 2009. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, referred to as COSO. Our assessment included the documentation and understanding of our internal control over financial reporting. We have evaluated the design effectiveness and tested the operating effectiveness of internal controls to form our conclusion.

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

BDO Seidman, LLP, the independent registered public accounting firm who audits our financial statements, has audited our internal control over financial reporting as of December 31, 2009 and has issued their report on our internal control over financial reporting as of December 31, 2009.

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

In our opinion, Iconix Brand Group, Inc maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Iconix Brand Group, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated February 26, 2010 expressed an unqualified opinion thereon.

/s/ BDO Seidman LLP

New York, New York
February 26, 2010

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item concerning our directors, executive officers and certain corporate governance matters is incorporated by reference from our definitive proxy statement relating to our  Annual Meeting of Stockholders to be held in 2010 (“2010 Definitive Proxy Statement”) to be filed with the SEC.

Code of Business Conduct

We have adopted a written code of business conduct that applies to our officers, directors and employees.
 Copies of our code of business conduct are available, without charge, upon written request directed to our corporate secretary at Iconix Brand Group, Inc., 1450 Broadway, New York, NY 10018.

Item 11. Executive Compensation.

The information required under this item is hereby incorporated by reference from our 2010 Definitive Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required under this item is hereby incorporated by reference from our 2010 Definitive Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required under this item is hereby incorporated by reference from our 2010 Definitive Proxy Statement.

Item 14. Principal Accounting Fees and Services.

The information required under this item is hereby incorporated by reference from our 2010 Definitive Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Documents included as part of this Annual Report

1. The following consolidated financial statements are included in this Annual Report:

- Report of Independent Registered Public Accounting Firm

- Consolidated Balance sheets - December 31, 2009 and 2008

- Consolidated Income Statements for the years ended December 31, 2009, 2008 and 2007

- Consolidated Statements of Stockholders' Equity for the ended December 31, 2009, 2008 and 2007

- Consolidated Statements of Cash Flows for the year ended December 31, 2009, 2008 and 2007

- Notes to Consolidated Financial Statements

2. The following financial statement schedules are included in this Annual Report:

- Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

- Schedule for the year ended December 31, 2009, 2008 and 2007

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

ICONIX BRAND GROUP, INC.

Date: February 26, 2010	By:	/s/ Neil Cole
Neil Cole, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Neil Cole
Neil Cole	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	February 26, 2010

/s/ Warren Clamen
Warren Clamen	Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2010

/s/ Barry Emanuel
Barry Emanuel	Director	February 26, 2010

/s/ Drew Cohen
Drew Cohen	Director	February 26, 2010

/s/ F. Peter Cuneo
F. Peter Cuneo	Director	February 26, 2010

/s/ Mark Friedman
Mark Friedman	Director	February 26, 2010

/s/ Steven Mendelow
Steven Mendelow	Director	February 26, 2010

/s/ James A. Marcum
James A. Marcum	Director	February 26, 2010

Index to Exhibits

Exhibit Numbers	Description

2.1	Asset Purchase dated October 29, 2004 by and among B.E.M. Enterprise, Ltd., Escada (USA) Inc., the Company and Badgley Mischka Licensing LLC (1)

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

2.14
Contribution and Sale Agreement dated October 26, 2009  by and among the Registrant, IP Holder LLC, now known as IP Holdings Unltd LLC, Seth Gerszberg, Suchman LLC, Yakira, L.L.C., Ecko.Complex, LLC,  Zoo York LLC and Zoo York THC LLC. + (46)

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

10.8
Membership Interest Purchase Agreement dated as of May 4, 2009 by and among theRegistrant, Donald Edward Hardy and Francesca Passalacqua, trustees of the Hardy/Passalacqua Family Revocable Trust and Donald Edward Hardy. + (47)

10.9	2009 Equity Incentive Plan*(49)

10.15	Option Agreement of Neil Cole dated November 29, 1999 (17)*

10.16	Iconix Brand Group, Inc. 2006 Equity Incentive Plan and forms of options granted thereunder (37)*

10.17	Restricted Stock Agreement dated September 22, 2006 between the Company and Andrew Tarshis (24)*

10.18	Restricted Stock Agreement dated September 22, 2006 between the Company and Deborah Sorell Stehr (24)*

10.19	Form of Restricted Stock Agreement for officers under the Iconix Brand Group, Inc. 2006 Equity Incentive Plan (25)*

10.20	Form of Restricted Stock Agreement for Directors under the Iconix Brand Group, Inc. 2006 Equity Incentive Plan (25)*

10.21	8% Senior Subordinated Note due 2012 of the Company payable to Sweet Sportswear, LLC (20)

10.22	Letter Agreement dated October 29, 2004 among UCC Funding Corporation, Content Holdings, Inc., the Company and Badgley Mischka Licensing LLC (1)

10.23	Form of Option Agreement under the Company’s 1997 Stock Option Plan (18)*

10.24	Form of Option Agreement under the Company’s 2000 Stock Option Plan (18)*

10.25	Form of Option Agreement under the Company’s 2001 Stock Option Plan (18)*

10.26	Form of Option Agreement under the Company’s 2002 Stock Option Plan (18)*

10.27	Agreement dated June 2, 2006 among the Company, UCC Consulting, Content Holdings, James Haran and Robert D’Loren (44)

10.28	Common Stock Purchase Warrant issued to UCC Consulting Corporation (45)

10.29	Purchase and Sale Agreement dated June 2, 2006 by and among the Company, Content Holdings, Robert D’Loren, Seth Burroughs and Catherine Twist (44)

10.30	Loan and Security Agreement dated as of October 31, 2006 among Mossimo Holdings LLC, Mossimo Management LLC, and Merrill Lynch Mortgage Capital Inc., as agent and lender (11)+

10.31	Guaranty dated as of October 31, 2006 by the Company in favor of Merrill Lynch Mortgage Capital Inc., as agent (11)

10.32	Registration Rights Agreement dated as of March 9, 2007 by and between the Company and Danskin, Inc. (28)

10.33	Registration Rights Agreement dated March 30, 2007 by and between the Company and Rocawear Licensing LLC (29)

Exhibit Numbers	Description

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

10.42	Note and Security Agreement dated November 7, 2007 made by Artful Holdings, LLC in favor of the Company (33)

10.43	Restricted Stock Grant Agreement dated February 19, 2008 between the Company and Neil Cole (42)*

10.44	Restricted Stock Performance Unit Agreement dated February 19, 2008 between the Company and Neil Cole (42)*

10.45	Lease dated as of November 12, 2007 with respect to the Company’s Executive Offices (42)

10.46	Iconix Brand Group, Inc. Executive Incentive Bonus Plan (35)

10.47	Transition Services Agreement between the Company and David Conn (38)

10.48	Employment Agreement dated November 11, 2008 between the Company and Andrew Tarshis (40)*

10.49	Employment Agreement dated November 11, 2008 between the Company and Warren Clamen (40)*

10.50	Agreement dated May 2008 between the Company and Neil Cole.(36)*

10.51	Agreement dated December 24, 2008 between the Company and Neil Cole (41)*

10.52	Form of restricted stock agreement under the 2009 Equity Incentive Plan* (48)

10.53	Form of stock option agreement under the 2009 Equity Incentive Plan* (48)

10.54	Restricted Stock Performance Unit Agreement with Neil Cole dated September 23, 2009* (48)

10.55	Restricted Stock Agreement with Warren Clamen dated September 22, 2009* (48)

10.56	Restricted Stock Agreement with Andrew Tarshis dated September 22, 2009* (48)

10.57	Employment Agreement dated November 17, 2009 between the Company and Yehuda Shmidman * ++

10.58	Employment Agreement dated February 26, 2009 between the Company and David Blumberg* ++

10.59	Restricted Stock Agreement with David Blumberg dated September 22, 2009*++

21	Subsidiaries of the Company ++

23	Consent of BDO Seidman, LLP ++

31.1	Certification of Chief Executive Officer Pursuant To Rule 13a-14 Or 15d-14 Of The Securities Exchange Act Of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002 ++

31.2	Certification of Principal Financial Officer Pursuant To Rule 13a-14 Or 15d-14 Of The Securities Exchange Act Of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002 ++

32.1	Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 ++

32.2	Certification of Principal Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 ++

Exhibit Numbers	Description

99.1	Note Purchase Agreement by and among IP Holdings LLC, the Company and Mica Funding, LLC, dated April 11, 2006 (26)+

99.2	Note Purchase Agreement by and among IP Holdings LLC, the Company and Mica Funding, LLC, dated August 28, 2006 (7)+

99.3	Agreement for Creative Director Services dated as of October 31, 2006 by and among the Company, Mossimo, Inc. and Mossimo Giannulli (11)

(1)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 2004 and incorporated by reference herein.

(2)	Filed as an exhibit to the Company's Current Report on Form 8-K for the event dated July 22, 2005 and incorporated by reference herein.

(3)	Filed as an exhibit to the Company's Current Report on Form 8-K for the event dated September 16, 2005 and incorporated by reference herein.

(4)	Filed as an exhibit to the Company's Current Report on Form 8-K for the event dated March 31, 2006 (SEC accession No. 0000950117-06-001668) and incorporated by reference herein.

(5)	Filed as an exhibit to the Company's Current Report on Form 8-K for the event dated March 31, 2006 (SEC accession No. 0000950117-06-001669) and incorporated by reference herein.

(6)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated by reference herein.

(7)	Filed as an exhibit filed to the Company's Current Report on Form 8-K for the event dated August 28, 2006 and incorporated by reference herein.

(8)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated by reference herein.

(9)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated January 28, 2008 and incorporated by reference herein.

(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated January 26, 2000 and incorporated by reference herein.

(11)	Filed as an exhibit to the Company’s Current Report on form 8-K for the event dated October 31, 2006 (SEC accession no. 0001144204-06-045497) and incorporated by reference herein.

(12)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 1997 and incorporated by reference herein.

(13)	Filed as Exhibit A to the Company’s definitive Proxy Statement dated July 18, 2000 as filed on Schedule 14A and incorporated by reference herein.

(14)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended January 31, 2002 and incorporated by reference herein.

(15)	Filed as Exhibit B to the Company’s definitive proxy statement dated May 28, 2002 as filed on Schedule 14A and incorporated by reference herein.

(16)	Filed as Appendix B to the Company’s definitive Proxy Statement dated July 2, 2001 as filed on Schedule 14A and incorporated by reference herein.

(17)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended January 31, 2003 and incorporated by reference herein.

(18)	Filed as an exhibit to the Company’s Transition Report on Form 10-K for the transition period from February 1, 2004 to December 31, 2004 and incorporated by reference herein.

(19)	Intentionally omitted.

(20)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2002 and incorporated by reference herein.

(21)	Intentionally omitted.

(22)	Intentionally omitted.

(23)	Intentionally omitted.

(24)	Filed as an exhibit to the Company's Current Report on Form 8-K for the event dated September 22, 2006 and incorporated by reference herein.

(25)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated by reference herein.

(26)	Filed as an exhibit to the Company's Current Report on Form 8-K for the event dated April 11, 2006 and incorporated by reference herein.

(27)	Filed as an exhibit to the Company's Current Report on Form 8-K for the event dated October 31, 2006 (SEC accession no. 0001144204-06-0455507) and incorporated by reference herein.

(28)	Filed as an exhibit to the Company's Current Report on Form 8-K for the event dated March 9, 2007 and incorporated by reference herein.

(29)	Filed as an exhibit to the Company's Current Report on Form 8-K for the event dated March 30, 2007 and incorporated by reference herein.

(30)	Filed as an exhibit to the Company's Current Report on Form 8-K for the event dated May 1, 2007 and incorporated by reference herein.

(31)	Filed as an exhibit to the Company's Current Report on Form 8-K for the event dated June 14, 2007 and incorporated by reference herein.

(32)	Filed as an exhibit to the Company's Current Report on Form 8-K for the event dated October 3, 2007 and incorporated by reference herein.

(33)	Filed as an exhibit to the Company's Current Report on Form 8-K for the event dated November 7, 2007 and incorporated by reference herein.

(34)	Filed as an exhibit to the Company's Current Report on Form 8-K for the event dated December 17, 2007 and incorporated by reference herein.

(35)	Filed as Annex B to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 7, 2008 and incorporated by reference herein.

(36)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 and incorporated by reference herein.

(37)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated July 31, 2008 and incorporated by reference herein.

(38)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated August 13, 2008 and incorporated by reference herein.

(39)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated September 29, 2008 and incorporated by reference herein.

(40)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated November 11, 2008 and incorporated by reference herein.

(41)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated December 24, 2008 and incorporated by reference herein.

(42)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2007 and incorporated by reference herein.

(43)	Intentionally omitted.

(44)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated June 2, 2006 and incorporated by reference herein.

(45)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated by reference herein.

(46)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated October 30, 2009 and incorporated herein by reference.

(47)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated May 4, 2009 and incorporated herein by reference.

(48)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and incorporated herein by reference.

(49)	Filed as Annex A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on June 29, 2009 and incorporated by reference herein.

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

++ Filed herewith.

Annual Report on Form 10-K

Item 8, 15(a)(1) and (2), (c) and (d)

List of Financial Statements and Financial Statement Schedule

Year ended December 31, 2009

Iconix Brand Group, Inc. and Subsidiaries

Iconix Brand Group, Inc. and Subsidiaries

Form 10-K

Index to Consolidated Financial Statements and Financial Statement Schedule

The following consolidated financial statements of Iconix Brand Group Inc. and subsidiaries are included in Item 15:

The following consolidated financial statement schedule of Iconix Brand Group, Inc. and subsidiaries is included in Item 15(d):

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	82

Schedule II Valuation and qualifying accounts	83

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Iconix Brand Group, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Iconix Brand Group, Inc. as of December 31, 2009 and 2008 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Iconix Brand Group, Inc. at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2009 the Company retrospectively adopted ASC Topic 470-20, “Debt with Conversion and other features” as it related to the convertible debt.  The Company also retrospectively adopted ASC Topic 810 as it relates to  Non-controlling interests in consolidated financial statements and prospectively adopted ASC Topic 805 as it relates to business combinations.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Iconix Brand Group, Inc.'s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 26, 2010 expressed an unqualified opinion thereon.

/s/ BDO Seidman LLP

February 26, 2010
New York, New York

Iconix Brand Group, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except par value)

	December 31,	December 31,
	2009	2008(1)

Assets
Current Assets:
Cash (including restricted cash of $6,163 in 2009 and $876 in 2008)	$201,544	$67,279
Accounts receivable	62,667	47,054
Deferred income tax assets	1,886	1,655
Prepaid advertising and other	14,549	16,853
Total Current Assets	280,646	132,841
Property and equipment:
Furniture, fixtures and equipment	9,060	5,187
Less: Accumulated depreciation	(2,611)	(1,921)
	6,449	3,266
Other Assets:
Restricted cash	15,866	15,866
Marketable securities	6,988	7,522
Goodwill	170,737	144,725
Trademarks and other intangibles, net	1,254,689	1,060,460
Deferred financing costs, net	4,803	6,524
Investments and joint ventures	36,568	4,097
Other assets – non-current	25,867	19,495
	1,515,518	1,258,689
Total Assets	$1,802,613	$1,394,796

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$24,446	$22,392
Accounts payable, subject to litigation	-	1,878
Deferred revenue	14,802	5,570
Current portion of long-term debt	93,251	73,363
Total current liabilities	132,499	103,203

Non-current deferred income taxes	117,090	93,006
Long-term debt, less current maturities	569,128	545,226
Long-term deferred revenue	11,831	9,272
Deferred rent	2,293	-
Total Liabilities	832,841	750,707

Commitments and contingencies

Stockholders' Equity
Common stock, $.001 par value shares authorized 150,000; shares issued 72,759 and 59,077 respectively	73	59
Additional paid-in capital	725,504	533,234
Retained earnings	195,469	120,358
Accumulated other comprehensive loss	(4,032)	(3,880)
Less: Treasury stock – 1,219 and 921 shares at cost, respectively	(7,861)	(5,682)
Total Iconix Stockholders’ Equity	909,153	644,089
Non-controlling interest	60,619	-
Total Stockholders’ Equity	969,772	644,089
Total Liabilities and Stockholders' Equity	$1,802,613	$1,394,796

(1) As adjusted for adoption of Accounting Standards Codification (“ASC”) Topic 470-20, “Debt with Conversion and Other Options”, effective for the year ended December 31, 2009 and applied retrospectively as applicable.

See accompanying notes to consolidated financial statements.

 Iconix Brand Group, Inc. and Subsidiaries
Consolidated Income Statements
(in thousands, except earnings per share data)

	Year	Year	Year
	Ended	Ended	Ended
	December 31,	December 31,	December 31
	2009	2008(1)	2007(1)

Licensing and other revenue	$232,058	$216,761	$160,004

Selling, general and administrative expenses	79,356	73,816	44,254
Expenses (benefit) related to specific litigation, net	137	893	(6,039)

Operating income	152,565	142,052	121,789

Other expenses (income):
Interest expense	41,214	48,415	38,752
Interest income	(2,481)	(3,976)	(7,521)
Equity (earnings) loss on joint ventures	(3,424)	528	-
Other expenses - net	35,309	44,967	31,231

Income before income taxes	117,256	97,085	90,558

Provision for income taxes	41,551	34,177	30,294

Net income	$75,705	$62,908	$60,264

Less: Net income attributable to non-controlling interest	$594	$-	$-

Net income attributable to Iconix Brand Group, Inc.	$75,111	$62,908	$60,264

Earnings per share:
Basic	$1.14	$1.09	$1.06

Diluted	$1.10	$1.03	$0.98

Weighted average number of common shares outstanding:
Basic	65,763	57,810	56,694

Diluted	68,325	61,248	61,426

(1) As adjusted for adoption of ASC Topic 470-20, effective for the year ended December 31, 2009 and applied retrospectively as applicable

See accompanying notes to consolidated financial statements.

Iconix Brand Group, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(in thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock	Non-Controlling Interest	Total

Balance at January 1, 2007	56,425	57	468,881	(2,814)		(667)		465,457
Issuance of common stock related to acquisitions	50	-	1,042	-	-	-		1,042
Warrants issued to non-employees related to acquisitions			5,886					5,886
Shares issued on exercise of stock options	1,010	1	3,574					3,575
Stock option compensation expense			135					135
Tax benefit of stock option exercises			1,238					1,238
Amortization expense in connection with restricted stock	43		1,476					1,476
Expenses related to common stock issuance			(184)					(184)
Net cost of hedge on convertible notes(1)			29,202					29,202
Comprehensive income:
Net Income(1)				60,264				60,264
Change in fair value of cash flow hedge, net of tax					(273)			(273)
Change in fair value of securities, net of tax					(2,080)			(2,080)
Total comprehensive income								57,911
Balance at December 31, 2007(1)	57,528	$58	$511,250	$57,450	$(2,353)	$(667)		$565,738
Issuance of common stock related to acquisitions	12		173					173
Warrants issued to non-employees related to acquisitions			133					133
Shares issued on exercise of stock options	1,199		2,307					2,307
Shares issued on vesting of restricted stock	194		-					-
Shares issued for earn-out on acquisition	144	1	1,876					1,877
Stock option compensation expense			135					135
Tax benefit of stock option exercises			8,248					8,248
Amortization expense in connection with restricted stock			9,112					9,112
Shares repurchased on vesting of restricted stock and exercise of stock options	-					(3,192)		(3,192)
Shares repurchased on open market	-					(1,823)		(1,823)
Comprehensive income:
Net income(1)				62,908				62,908
Change in fair value of cash flow hedge, net of tax					182			182
Change in fair value of securities, net of tax					(1,709)			(1,709)
Total comprehensive income								61,381
Balance at December 31, 2008(1)	59,077	$59	$533,234	$120,358	$(3,880)	$(5,682)	$-	$644,089
Shares issued on exercise of stock options	828	1	3,229	-	-	-		3,230
Shares issued on vesting of restricted stock	268	-	-	-	-	-		-
Shares issued for earn-out on acquisition	1,297	1	15,675	-	-	-		15,676
Issuance of new stock	10,700	11	152,787	-	-	-		152,798
Issuance of common stock related to joint venture	589	1	7,998	-	-	-		7,999
Shares repurchased on vesting of restricted stock and exercise of stock options	--	-	-	-	-	(724)		(724)
Shares repurchased on open market	-	-	-	-	-	(1,455)		(1,455)
Tax benefit of stock option exercises	-	-	3,600	-	-	-		3,600
Amortization expense in connection with restricted stock	-	-	8,925	-	-	-		8,925
Amortization expense in connection with convertible notes	-	-	56	-	-	-		56
Comprehensive income:
Net income	-	-	-	75,111	-	-	594	75,705
Realization of cash flow hedge, net of tax	-	-	-	-	162	-		162
Change in fair value of securities, net of tax	-	-	-	-	(314)	-		(314)
Total comprehensive income	-	-	-	-	-	-		75,553
Non-controlling interest of acquired companies	-	-	-	-	-	-	60,025	60,025

Balance at December 31, 2009	72,759	$73	$725,504	$195,469	$(4,032)	$(7,861)	$60,619	$969,772

 (1) As adjusted for adoption of ASC Topic 470-20, effective for the year ended December 31, 2009 and applied retrospectively as applicable

See accompanying notes to consolidated financial statements.

Iconix Brand Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (in thousands)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2009	2008(1)	2007(1)
Cash flows from operating activities:
Net income	$75,705	$62,908	$60,264
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation of property and equipment	690	858	225
Amortization of trademarks and other intangibles	7,325	7,261	5,572
Amortization of deferred financing costs	2,313	1,752	1,292
Amortization of convertible note discount	14,101	13,727	6,402
Amortization of restricted stock grants	8,925	9,122	1,688
Stock option compensation	-	135	135
Non-cash settlement of a dispute	-	-	(3,008)
Gain on sale of trademarks	(10,743)	(2,625)	-
Expiration of cash flow hedge	201	-	-
Gain on sale of 50% interest of subsidiary	-	(4,740)	-
Allowance for doubtful accounts	4,312	1,879	2,280
(Earnings) loss on equity investment in joint venture	(3,424)	528	-
Deferred income tax provision	17,463	20,172	23,574
Deferred rent	2,293	-	-
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(19,925)	(17,175)	(22,149)
Prepaid advertising and other	4,094	(9,978)	(1,396)
Other assets	(3,196)	502	(933)
Deferred revenue	11,791	(112)	4,998
Accounts payable and accrued expenses	6,793	5,029	4,743
Net cash provided by operating activities	118,718	89,243	83,687
Cash flows used in investing activities:
Purchases of property and equipment	(3,873)	(6,281)	(134)
Acquisition of Danskin	-	-	(71,302)
Acquisition of Rocawear	-	-	(206,057)
Acquisition of Pillowtex	-	-	(233,781)
Acquisition of Starter	-	-	(60,319)
Acquisition of Artful Dodger	-	-	(13,358)
Acquisition of Waverly	-	(27,619)	-
Acquisition of Ed Hardy	(9,000)	-	-
Investment in joint venture	(63,500)	(2,000)	-
Payment of accrued expenses related to acquisitions	(223)	(1,630)	-
Distributions to equity partners	2,469	-	-
Collection of promissory note	-	1,000	-
Earn-out payment on acquisition	(12,900)	(6,124)	-
Addition to trademarks	(145)	(1,420)	(215)
Proceeds from sale of trademarks	4,142	-	-
Purchase of marketable securities	-	-	(196,400)
Sale of marketable securities	-	-	183,400
Net cash used in investing activities	(83,030)	(44,074)	(598,166)
Cash flows (used in) provided by financing activities:
Proceeds from long-term debt	-	-	553,531
Proceeds from the sale of warrants	-	-	37,491
Payment for purchase of convertible note hedge	-	-	(76,303)
Proceeds from exercise of stock options and warrants	3,230	2,307	3,573
Payment of long-term debt	(60,937)	(36,015)	(20,100)
Proceeds from common stock issuance, net	152,798	-
Proceeds from payment of promissory note	-	-	399
Payment of expenses related to common stock issuance	-	-	(184)
Deferred financing costs	-	(6)	(6,207)
Excess tax benefit from share-based payment arrangements	3,600	8,247	1,238
Shares repurchased on vesting of restricted stock	(724)	(3,192)	-
Non-controlling interest contribution	2,066	-	-
Shares repurchased on open market	(1,455)	(1,823)	-
Restricted cash - current	(5,286)	4,329	(937)
Restricted cash - non-current	-	(680)	(3,527)
Net cash (used in) provided by financing activities	93,292	(26,883)	488,974
Net increase (decrease) in cash and cash equivalents	128,980	18,336	(25,505)
Cash and cash equivalents, beginning of year	66,403	48,067	73,572
Cash and cash equivalents, end of year	$195,383	66,403	48,067
Balance of restricted cash - current	6,161	876	5,205
Total cash and cash equivalents including current restricted cash, end of year	$201,544	$67,279	53,272

(1) As adjusted for adoption of ASC Topic 470-20, effective for the year ended December 31, 2009 and applied retrospectively as applicable

Supplemental disclosure of cash flow information:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2009	2008	2007
Cash paid during the year:
Income taxes	$14,062	$5,685	$1,697
Interest	$21,922	$30,843	$27,820

Supplemental disclosures of non-cash investing and financing activities:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2009	2008	2007
Acquisitions:
Common stock issued	$23,675	$2,050	$1,042
Warrants issued - acquisition cost	$-	$133	$5,886
Liabilities assumed	$-	$-	$8,152

See accompanying notes to consolidated financial statements.

Iconix Brand Group, Inc and Subsidiaries
Notes to Consolidated Financial Statements
Information as of and for the Years Ended December 31, 2009, 2008 and 2007
(dollars are in thousands (unless otherwise noted), except per share data)

The Company

Iconix Brand Group, Inc (the “Company”) is in the business of licensing and marketing intellectual property. The Company, through its wholly-owned subsidiaries, currently owns seventeen brands: Candie's®, Bongo®, Badgley Mischka®, Joe Boxer®, Rampage®, Mudd®, London Fog®, Mossimo®, Ocean Pacific/OP®, Danskin®, Rocawear®, Cannon®, Royal Velvet®, Fieldcrest®, Charisma®, Starter®, and Waverly®, which it licenses to third parties for use in connection with a variety of apparel, fashion accessories, footwear, beauty and fragrance, and home products and decor. In addition, Scion LLC (“Scion”), a joint venture in which the Company has a 50% investment, owns the Artful Dodger™ brand; Hardy Way LLC (“Hardy Way”), a joint venture in which the Company has a 50% investment, owns the Ed Hardy® brands, and IP Holdings Unltd LLC (“IPH Unltd”), a joint venture in which the Company has a 51% investment, owns the Ecko® and Zoo York® brands.  The Company’s brands are sold across a variety of distribution channels, from the mass tier to the luxury market. The Company supports its brands with innovative advertising and promotional campaigns designed to increase brand awareness, and provides its licensees with coordinated trend direction to enhance product appeal and help maintain and build brand integrity.

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

1. Summary of Significant Accounting Policies

Changes in Accounting

In the first quarter of 2009, the Company adopted the U.S. GAAP provisions of accounting for convertible debt instruments that may be settled in cash upon conversion, herein referred to accounting for convertible debt, which changed the accounting for convertible debt instruments with cash settlement features, effective for the year ended December 31, 2009 (“2009”) and applied retrospectively as applicable. This accounting for convertible debt applies to the Company’s previously issued 1.875% convertible senior subordinated notes (“Convertible Notes”). In accordance with ASC Topic 470-20, the Company recognized the liability component of its Convertible Notes at fair value. The liability component is recognized as the fair value of a similar instrument that does not have a conversion feature at issuance. The equity component, which is the value of the conversion feature at issuance, is recognized as the difference between the proceeds from the issuance of the Convertible Notes and the fair value of the liability component, after adjusting for the deferred tax impact. The Convertible Notes were issued at a coupon rate of 1.875%, which was below that of a similar instrument that does not have a conversion feature.  The Company recognizes an effective interest rate of 7.85% on the carrying amount of the Convertible Notes.  The effective rate is based on the rate for a similar instrument that does not have a conversion feature. As such, the valuation of the debt component, using the income approach, resulted in a debt discount of $73.4 million at inception. The debt discount is amortized over the expected life of the debt, which is also the stated life of the debt. See Note 5 for further discussion.

As a result of applying ASC Topic 470-20 retrospectively to all periods presented, the Company recognized the following incremental effects on individual line items on the Consolidated Balance Sheet as of December 31, 2008:

(000’s omitted)	Before change in accounting	Adjustment	After change in accounting
Non-current deferred income tax liabilities	$99,604	$18,865	$118,469
Long-term debt, less current maturities	594,664	(49,438)	545,226
Additional paid-in-capital	491,936	41,299	533,235
Retained earnings	131,094	(10,736)	120,358

The impact of implementing ASC Topic 470-20 on the Consolidated Income Statement for the years ended December 31, 2008 (“2008”) and December 31, 2007 (“2007”) has increased interest expense by approximately $11.8 million and $5.7 million, respectively, and decreased the provision for income taxes by approximately $4.6 million and $2.2 million, respectively, the net result of which decreased net income by approximately $7.2 million and $3.5 million, respectively, and decreased diluted earnings per share by approximately $0.12 and $0.06, respectively.  The impact of implementing ASC Topic 470-20 on the Consolidated Statement of Cash Flows for 2008 and 2007 has increased amortization of the convertible note discount by $11.8 million and $5.7 million, respectively, and decreased the provision for income taxes by $4.6 million and $2.2 million, respectively, on the Consolidated Statement of Cash Flows.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and, in accordance with U.S. GAAP and accounting for variable interest entities and majority owned subsidiaries, the Company consolidates two joint ventures (Scion and IPH Unltd; see Note 2 for explanation) in which it is the primary beneficiary. The Company uses the equity method of accounting to account for those investments and joint ventures which are not required to be consolidated under U.S. GAAP.  All significant intercompany transactions and balances have been eliminated in consolidation.

Business Combinations, Joint Ventures and Investments

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

For the period January 1, 2007 through December 31, 2009, the Company completed eight acquisitions. Note 2 to the financial statements contains a more comprehensive discussion of the Company's 2009 acquisitions and investments. The acquisitions and the acquisition dates are as follows:

Since January 1, 2007, the Company has acquired the following 8 brands:

Date acquired	Brand
March 2007	Danskin
March 2007	Rocawear
October 2007	Official-Pillowtex brands (Cannon, Royal Velvet, Fieldcrest and Charisma)
December 2007	Starter
October 2008	Waverly

In addition to the acquisitions above, the Company has acquired ownership interest in the following brands through its investments in joint ventures:

Date Acquired/Invested	Brand	Investment / Joint Venture	Iconix's Investment
November 2007	Artful Dodger	Scion (Note 2)	50%
May 2009	Ed Hardy	Hardy Way (Note 2)	50%
October 2009	Ecko and Zoo York	IPH Unltd (Note 2)	51%

Further, the Company established the following joint ventures to develop and market the Company’s brands in specific international markets:

Date Created	Investment / Joint Venture	Iconix's Investment
September 2008	Iconix China (Note 2)	50%
December 2008	Iconix Latin America (Note 2)	50%
December 2009	Iconix Europe (Note 2)	50%

For further information on the Company’s accounting for joint ventures and investments, see Note 2.

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

Marketable Securities

Marketable securities, which are accounted for as available-for-sale, are stated at fair value in accordance accounting for certain investments in debt and equity securities under U.S. GAAP, and consist of auction rate securities (“ARS”). Temporary changes in fair market value are recorded as other comprehensive income or loss, whereas other than temporary markdowns will be realized through the Company’s income statement.

See Note 3 for discussion of the Company’s marketable securities.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of short-term cash investments and accounts receivable. The Company places its cash in investment-grade, short-term instruments with high quality financial institutions. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The allowance for non-collection of accounts receivable is based upon the expected collectability of all accounts receivable.

For 2009, two licensees accounted for 23% and 10%, respectively, of the Company’s revenue, compared to two licensees which accounted for 11% and 11%, respectively, of the Company’s revenue in 2008, compared to one licensee which accounted for 14% of the Company's revenue in 2007.

Accounts Receivable

Accounts receivable are reported at amounts the Company expects to be collected, net of allowance for doubtful accounts, based on the Company’s ongoing discussions with its licensees, and evaluation of each licensee’s payment history and account aging.  For the years ended December 31, 2009 and 2008, the Company’s allowance for doubtful accounts was $4.7 million and $0.5 million, respectively.

At December 31, 2009, one licensee accounted for 23% of the Company’s accounts receivable, compared to one licensee which accounted for 10% of the Company's accounts receivable at December 31, 2008.

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

Stock-Based Compensation

Stock-based compensation expense, in accordance with accounting for share-based payment under U.S. GAAP, is calculated using the Black-Scholes valuation model based on awards ultimately expected to vest, reduced for estimated forfeitures, and expensed on a straight-line basis over the requisite service period of the grant.  Forfeitures are estimated at the time of grant based on the Company’s historical forfeiture experience and will be revised in subsequent periods if actual forfeitures differ from those estimates.  The Company will use alternative models if grants have characteristics that cannot be reasonably estimated using this model.

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

Operating Leases

Total rent payments under operating leases that include scheduled payment increases and rent holidays are amortized on a straight-line basis over the term of the lease.  Landlord allowances are amortized by the straight-line method over the term of the lease as a reduction of rent expense.

Impairment of Long-Lived Assets

If circumstances mandate, the Company evaluates the recoverability of its long-lived assets, other than goodwill and other indefinite life intangibles (discussed below), by comparing estimated future undiscounted cash flows with the assets' carrying value to determine whether a write-down to market value, based on discounted cash flow, if necessary.

Goodwill and Other Intangibles

Goodwill represents the excess of purchase price over the fair value of net assets acquired in business combinations accounted for under the purchase method of accounting. The Company tests at least annually our goodwill and indefinite life trademarks for impairment through the use of discounted cash flow models. Other intangibles with determinable lives, including certain trademarks, license agreements and non-compete agreements, are evaluated for possibility of impairment, and are otherwise amortized on a straight-line basis over the estimated useful lives of the assets (currently ranging from 1.5 to 15 years).

The changes in the carrying amount of goodwill for 2009 and 2008 are as follows:

(in 000’s)	2009	2008
Beginning balance	$144,725	$128,898
Acquisitions	714	914
Sales	(2,345)	-
Net adjustments to purchase price of prior period acquisitions	27,643	14,913
Ending balance	$170,737	$144,725

On October 30, 2009, the Company consummated a transaction in which it acquired a 51% controlling interest in the Ecko portfolio of brands, including Ecko and Zoo York, through its consolidated subsidiary IPH Unltd.  See note 2 for detail on this transaction.  In allocating the purchase price of the Company’s 2009 investment in 51% of the Ecko portfolio (including the Ecko trademarks and the Zoo York trademark), $0.7 million was allocated to goodwill, which is deductible for income tax purposes.  During 2009, in accordance with the terms of the acquisition of Danskin, the former owners of Danskin earned $12.0 million of the Company’s common stock in contingent consideration as a result of the brand achieving specific performance thresholds.  During 2009, in accordance with the terms of the acquisition of Rocawear, the former owners of Rocawear earned $9.6 million in contingent consideration as a result of the brand achieving specific performance thresholds.  Also during 2009, in accordance with the terms of the acquisition of the Official-Pillowtex brands, the former owners of the Official-Pillowtex brands earned $8.3 million in contingent consideration as a result of the brands achieving specific performance thresholds.  In addition, the Company reversed over-accruals from prior period acquisitions against goodwill.

In September 2009, the Company entered into a perpetual license and purchase option agreement with a licensee for its Joe Boxer trademark covering the Canadian territory.  As a result of this transaction, the Company reduced its balance of goodwill associated with the acquisition of the Joe Boxer brand by $0.4 million.  In December 2009, the Company contributed substantially all rights to its brands in all member states and candidate states of the European Union (“European Territory”) to form Iconix Europe LLC, a 50% joint venture.  See Note 2 for further detail of this transaction.  As a result of this transaction, the Company reduced its balance of goodwill associated with all acquired trademarks in the European Territory by $1.9 million.

In allocating the purchase price of the Company’s 2008 acquisition of the Waverly brand, $0.9 million was allocated to goodwill.  During 2008, in accordance with the terms of the acquisition of Rocawear, the former owners of Rocawear earned $6.8 million in contingent consideration as a result of the brand achieving specific performance thresholds.  Also during 2008, in accordance with the terms of the acquisition of the Official-Pillowtex brands, the former owners of the Official-Pillowtex brands earned $6.7 million in contingent consideration as a result of the brands achieving specific performance thresholds.

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

The Company operates as a single integrated business, and as such has one operating segment which is also used as the reporting unit for purposes of evaluating goodwill impairment. The fair value of the reporting unit is determined using discounted cash flow analysis and estimates of sales proceeds with consideration of market participant data. The annual evaluation of goodwill is performed on October 1, the beginning of the Company's fourth fiscal quarter.

Revenue Recognition

The Company has entered into various trade name license agreements that provide revenues based on minimum royalties and additional revenues based on a percentage of defined sales. Minimum royalty revenue is recognized on a straight-line basis over each period, as defined, in each license agreement. Royalties exceeding the defined minimum amounts are recognized as income during the period corresponding to the licensee's sales. Revenue is not recognized unless collectability is reasonably assured.

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

Advertising Campaign Costs

All costs associated with production for the Company’s national advertising campaigns are expensed during the periods when the activities take place. All other advertising costs such as print and online media are expensed when the advertisement occurs. Advertising expenses for 2009, 2008, and 2007 amounted to $25.8 million, $21.9 million, and $14.5 million, respectively.

Comprehensive Income

Comprehensive income includes certain gains and losses that, under U.S. GAAP, are excluded from net income as such amounts are recorded directly as an adjustment to stockholders’ equity.  The Company’s comprehensive income is primarily comprised of net income and the change in fair value of its marketable securities and cash flow hedge.

The following table summarizes the components of our accumulated other comprehensive income, net of applicable taxes as of:

	December 31,	December 31,
	2009	2008

Cash flow hedge adjustment	71	(91)
Changes in fair value of securities	(4,103)	(3,789)

Accumulated other comprehensive income	$(4,032)	$(3,880)

        The following table summarizes our total comprehensive income, net of applicable taxes for the years ended:

	December 31,	December 31,
	2009	2008(1)

Comprehensive income attributable to
Iconix Brand Group, Inc.	$74,959	$68,626
Comprehensive income attributable to
non-controlling interests	594	-
Comprehensive income	$75,553	$68,626

(1) As adjusted for adoption of ASC Topic 470-20, effective for 2009 and applied retrospectively as applicable

New Accounting Standards

In December 2007, the FASB issued guidance under ASSC Topic 810 Consolidation as it relates to non-controlling interests in consolidated financial statements.  This guidance establishes accounting and reporting standards for the non-controlling interest (previously referred to as minority interest) in a subsidiary and for the deconsolidation of a subsidiary. It clarified that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity, not as a liability, in the consolidated financial statements. It also requires disclosure on the face of the consolidated statement of operations of the amounts of consolidated net income attributable to both the parent and the noncontrolling interest. This guidance also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. The Company adopted this guidance as required on January 1, 2009 and the results are included herein.

In December 2007, the FASB issued guidance ASC Topic 805 Business Combinations, which requires an acquirer to do the following: expense acquisition related costs as incurred; to record contingent consideration at fair value at the acquisition date with subsequent changes in fair value to be recognized in the income statement; and any adjustments to the purchase price allocation are to be recognized as a period cost in the income statement. This guidance applies prospectively to business combinations for which the acquisition date is on or after beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier application is prohibited. The provisions of this guidance are reflected herein as it relates to the acquisition of Ecko and Zoo York.

In April 2009, the FASB issued guidance under ASC Topic 825 Financial Instruments. This guidance requires that disclosures about the fair value of a company’s financial instruments be made whenever summarized financial information for interim reporting periods is made.  This guidance is effective for interim reporting periods ending after June 15, 2009, and its requirements are reflected herein.

In April 2009, the FASB issued guidance under ASC Topic 820 Fair Value Measurements and Disclosures as it relates to determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. This guidance does not change the definition of fair value, but provides additional guidance for estimating fair value in accordance with ASC Topic 820 when the volume and level of activity for the asset or liability have significantly decreased. This guidance is effective for interim and annual reporting periods ending after June 15, 2009, and its requirements are reflected herein.

In April 2009, the FASB issued guidance under ASC Topic 320 Investments – Debt and Equity Securities as it relates to the recognition and presentation of other-than-temporary impairments. This guidance amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities and provides additional disclosure requirements for other-than-temporary impairments for debt and equity securities. This guidance addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This guidance is effective for interim and annual reporting periods ending after June 15, 2009, and its requirements are reflected herein.

In May 2009, the FASB issued guidance under ASC Topic 855 Subsequent Events.   This guidance establishes principles and requirements for subsequent events, which are events or transactions that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this guidance sets forth (a) the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (b) the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements, and (c) the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. This guidance is effective for interim or annual financial periods ending after June 15, 2009 and is to be applied prospectively. The adoption of this guidance did not have a material impact on the Company’s results of operations or its financial position.

In June 2009, the FASB issued guidance under ASC Topic 810 Consolidation as it relates to variable interest entities (“VIE”).  This guidance amends the consolidation guidance for VIE’s by requiring an on-going qualitative assessment of which entity has the power to direct matters that most significantly impact the activities of a VIE and has the obligation to absorb losses or benefits that could be potentially significant to the VIE.  This guidance is effective for the Company beginning in 2010. The Company is currently assessing the impact of the standard on its financial statements.

In June 2009, the FASB issued guidance under ASC Topic 105 Generally Accepted Accounting Principles as it relates to the FASB’s accounting standards codification.  This standard replaces previously established guidance, and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and non-authoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Company began to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of 2009. As the Codification was not intended to change or alter existing GAAP, it will not have any impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued guidance under ASC Topic 820 regarding measuring liabilities at fair value.” This guidance provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using a valuation technique that uses the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets, or another valuation technique that is consistent with the principles of ASC Topic 820.  This guidance is effective for the first reporting period (including interim periods) beginning after issuance. The adoption of this guidance is not expected to have a material impact on the Company’s results of operations or financial position.

In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605) – Multiple Deliverable Revenue Arrangements.” ASU No. 2009-13 eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and expands the disclosures related to multiple deliverable revenue arrangements. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier adoption permitted. The adoption of ASU No. 2009-13 is not expected to have a material impact on the Company’s results of operations or financial position.

In January 2010, the FASB issued guidance under ASC Topic 810 regarding scope clarification for accounting and reporting for decreases in ownership of a subsidiary.  This guidance clarifies that the scope of the decrease in ownership provisions of ASC Topic 810 applies to a subsidiary or group of assets that is a business, a subsidiary that is a business that is transferred to an equity method investee or a joint venture or an exchange of a group of assets that constitutes a business for a noncontrolling interest in an entity. This guidance is effective as of the beginning of the period in which an entity adopts this guidance or, if this guidance has been previously adopted, the first interim or annual period ending on or after December 15, 2009, applied retrospectively to the first period that the entity adopted this guidance, and its requirements are reflected herein.

In January 2010, the FASB issued guidance under ASC Topic 820 to improve disclosures for fair value measurements.  This guidance requires new disclosures regarding transfers in and out of the Level 1 and 2 and activity within Level 3 fair value measurements and clarifies existing disclosures of inputs and valuation techniques for Level 2 and 3 fair value measurements. This guidance also includes conforming amendments to employers’ disclosures about postretirement benefit plan assets. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure of activity within Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010, and for interim periods within those years.

Presentation of Prior Year Data

Certain reclassifications have been made to conform prior year data to the current presentation.

2.  Investments and Joint Ventures

Scion

Scion is a brand management and licensing company formed by the Company with Shawn “Jay-Z” Carter in March 2007 to buy, create and develop brands across a spectrum of consumer product categories. On November 7, 2007, Scion, through its wholly-owned subsidiary Artful Holdings LLC (“Artful Holdings”), purchased Artful Dodger, an exclusive, high end urban apparel brand for a purchase price of $15.0 million. Concurrent with the acquisition of Artful Dodger, Artful Holdings entered into a license agreement covering all major apparel categories for the United States.  This license was transitioned to a new licensee during the third quarter of 2009.

The brand has also been licensed to wholesale partners and distributors in Canada and Europe.

At inception, the Company determined that it would consolidate Scion since, under ASC Topic 810 “Consolidation”, it is the primary beneficiary of the variable interest entity.

In March 2009, the Company, through its investment in Scion, effectively acquired a 16.6% interest in one of its licensees for $1. The Company has determined that this entity is a variable interest entity as defined by ASC Topic 810.  However, the Company is not the primary beneficiary.  The investment in this entity is accounted for under the cost method of accounting.  As part of the transaction, the Company and its Scion partner each contributed approximately $2.1 million to Scion, totaling approximately $4.1 million, which was deposited as cash collateral under the terms of the entity’s financing agreements.  The total contributed cash of approximately $4.1 million, which is owned by Scion, is included as short-term restricted cash in the Company’s balance sheet.  The Company’s maximum exposure for this investment is $2.1 million, the amount of the original guarantee.

In December 2007, the FASB issued guidance under ASC Topic 810 regarding non-controlling interests in consolidated financial statements. This guidance requires the recognition of a non-controlling interest (formerly known as a “minority interest”) as equity in the consolidated financial statements and separate from the parent’s equity.  For 2009, the amount of net loss attributable to the non-controlling interest is approximately $0.7 million and has been included in net income attributable to non-controlling interest in the Consolidated Income Statement.  The impact of consolidating the joint venture in 2008 decreased net income by $0.1 million.

At December 31, 2009, the impact of consolidating the joint venture on the Company’s Consolidated Balance Sheet has increased current assets by $4.6 million, non-current assets by $14.2 million and current liabilities by $1.3 million.  At December 31, 2008, the impact of consolidating the joint venture on the Company’s consolidated balance sheet had increased current assets by $3.5 million, non-current assets by $15.3 million and current liabilities by $2.3 million.

As of December 31, 2009 and 2008, the Company’s equity at risk in Scion was approximately $17.1 million and $16.0 million, respectively. At December 31, 2009 and 2008, the carrying value of the consolidated assets that are collateral for the variable interest entity’s obligations total $13.7 million and $14.7 million, respectively, which is comprised of the Artful Dodger trademark. The assets of the Company are not available to the variable interest entity's creditors.

Iconix China

In September 2008, the Company and Novel Fashions Holdings Limited (“Novel”) formed a joint venture (“Iconix China”) to develop and market the Company's brands in the People’s Republic of China, Hong Kong, Macau and Taiwan (the “China Territory”). Pursuant to the terms of this transaction, the Company contributed to Iconix China substantially all rights to its brands in the China Territory and committed to contribute $5.0 million, and Novel committed to contribute $20 million.  Upon closing of the transaction, the Company contributed $2.0 million and Novel contributed $8.0 million.  In September 2009, the parties amended the terms of the transaction to eliminate the obligation of the Company to make any additional contributions and to reduce Novel’s remaining contribution commitment to $9.0 million, payable as follows: $4.0 million payable on or prior to August 1, 2010, $3.0 million payable on or prior to June 1, 2011, and $2.0 million payable on or prior to June 1, 2012.  Each of these payments is subject to reduction based on the funding requirements of the venture and the mutual agreement of the parties.

At inception, the Company determined, in accordance with ASC Topic 810, based on the corporate structure, voting rights and contributions of the Company and Novel, that Iconix China is a variable interest entity and not subject to consolidation, as, under ASC Topic 810, the Company is not the primary beneficiary of Iconix China.  The Company has recorded its investment under the equity method of accounting.

At December 31, 2009, the Company’s maximum exposure for this joint venture was $6.5 million. At December 31, 2008, the Company’s maximum exposure was $7.7 million.

At December 31, 2009, Iconix China’s balance sheet included approximately $5.7 million in current assets, $22.6 million in total assets, $0.4 million in current liabilities, and $0.4 million in total liabilities.  At December 31, 2008, Iconix China’s balance sheet included approximately $8.3 million in current assets, $25.1 million in total assets, $1.2 million in current liabilities, and $1.2 million in total liabilities.

For 2009, Iconix China’s statement of operations reflects $0.2 million in revenue and approximately $2.0 million in operating expenses.  As a result, for 2009, the Company recorded an equity loss of approximately $0.9 million on its equity investment in the Iconix China joint venture.  For 2008, the Company recorded an equity loss of approximately $0.5 million on its equity investment in the Iconix China joint venture.

Iconix Latin America

In December 2008, the Company contributed substantially all rights to its brands in Mexico, Central America, South America, and the Caribbean (the “Latin America Territory”) to Iconix Latin America LLC (“Iconix Latin America”), a then newly formed subsidiary of the Company.  On December 29, 2008, New Brands America LLC (“New Brands”), an affiliate of the Falic Group, purchased a 50% interest in Iconix Latin America.  In consideration for its 50% interest in Iconix Latin America, New Brands agreed to pay $6.0 million to the Company.  New Brands paid $1.0 million upon closing of this transaction and has committed to pay an additional $5.0 million over the 30-month period following closing.  As of December 31, 2009, the balance owed to the Company under this obligation is $3.5 million.  The current portion of $2.5 million is included in the Consolidated Balance Sheet in prepaid advertising and other and the long term portion of $1.0 million is included in other assets – non-current.

Based on the corporate structure, voting rights and contributions of the Company and New Brands, Iconix Latin America is not subject to consolidation.   This conclusion was based on the Company’s determination that the entity met the criteria to be considered a “business,” and therefore was not subject to consolidation due to the “business scope exception” of ASC Topic 810. As such, the Company has recorded its investment under the equity method of accounting.

At December 31, 2009, Iconix Latin America’s balance sheet included approximately $1.0 million in current assets, $1.2 million in total assets, $0.2 million in current liabilities, and $0.2 million in total liabilities.  For 2009, Iconix Latin America’s statement of operations reflects that it had approximately $1.7 million in revenue and approximately $0.2 million in operating expenses.  As a result, during 2009, the Company recorded equity earnings of approximately $0.8 million on its equity investment in the Iconix Latin America joint venture, representing the Company’s 50% equity interest in Iconix Latin America.

Ed Hardy

In May 2009, the Company acquired a 50% interest in Hardy Way LLC (“Hardy Way”), the owner of the Ed Hardy brands and trademarks, for $17.0 million, comprised of $9.0 million in cash and 588,688 shares of the Company’s common stock valued at $8.0 million.  In addition, the sellers of the 50% interest may be entitled to receive an additional $1.0 million in shares of the Company’s common stock pursuant to an earn-out based on royalties received by Hardy Way for the year ending December 31, 2009.  As of December 31, 2009, the Company has determined that the sellers had met the threshold of royalties received by Ed Hardy to trigger this earn-out.  As such, the Company has accrued $1.0 million in accounts payable and accrued expenses on the Consolidated Balance Sheet as of December 31, 2009.

Based on the corporate structure, voting rights and contributions of the Company and Hardy Way, Hardy Way is not subject to consolidation.   This conclusion was based on the Company’s determination that the entity met the criteria to be considered a “business,” and therefore was not subject to consolidation due to the “business scope exception” of ASC Topic 810. As such, the Company has recorded its investment under the equity method of accounting.

At December 31, 2009, Hardy Way’s balance sheet included approximately $1.9 million in current assets, $1.9 million in total assets, $0.2 million in current liabilities, and $0.2 million in total liabilities.  For 2009, Hardy Way’s statement of operations reflects that it had approximately $8.0 million in revenue and approximately $0.5 million in operating expenses.   As a result, during 2009, the Company recorded equity earnings of approximately $3.7 million on its equity investment in the Hardy Way joint venture, representing the Company’s 50% equity interest in Hardy Way.  As of December 31, 2009, the Company’s equity at risk in Hardy Way was approximately $19.7 million.

IPH Unltd

In October 2009, the Company consummated, through a newly formed subsidiary, IPH Unltd, a transaction with the sellers of the Ecko portfolio of brands, including Ecko and Zoo York (the “Ecko Assets”), pursuant to which the sellers sold and/or contributed the Ecko Assets to IPH Unltd joint venture in exchange for a 49% membership interest in IPH Unltd and $63.5 million in cash which had been contributed to IPH Unltd by the Company.  As a result of this transaction, the Company owns a 51% controlling membership interest in IPH Unltd.  In addition, IPH Unltd borrowed $90.0 million from a third party to repay certain indebtedness of the sellers.  Approximately $0.7 million in costs associated with this transaction have been expensed in 2009, and is reflected in selling, general and administrative expenses in the Consolidated Income Statement.

The following table is a reconciliation of cash paid to sellers and the fair value of the sellers non-controlling interest:

Cash paid to sellers	$63,500
Fair value of 49% non-controlling interest to sellers	57,959
$121,459

The estimated fair value of the assets acquired, less long-term debt issued, is allocated as follows:

Trademarks	$203,515
License agreements	6,830
Non-compete agreement	400
Goodwill	714
Long-term debt issued	(90,000)
$121,459

ASC Topic 810 affirms that consolidation is appropriate when one entity has a controlling financial interest in another entity. The Company owns a 51% membership interest in IPH Unltd compared to the minority owner’s 49% membership interest. Further, the Company believes that the voting and veto rights of the minority shareholder are merely protective in nature and does not provide them with substantive participating rights in IPH Unltd.  As such, IPH Unltd is subject to consolidation with the Company, which is reflected in the Consolidated Balance Sheet as of December 31, 2009, and the Consolidated Income Statement, Consolidated Statement of Stockholders’ Equity, and the Consolidated Statement of Cash Flows for 2009.

In accordance with ASC Topic 810, the Company recognizes the non-controlling interest of IPH Unltd as equity in the consolidated financial statements and separate from the parent’s equity.  For 2009, the amount of net income attributable to the non-controlling interest is approximately $1.3 million and has been included in net income attributable to non-controlling interest in the Consolidated Income Statement.  For 2009, IPH Unltd’s statement of operations reflects that it had approximately $5.9 million in revenue, approximately $0.8 million in operating expenses, and approximately $1.2 million in interest expense.

The Ecko and Zoo York trademarks have been determined by management to have an indefinite useful life and accordingly, consistent with ASC Topic 350, no amortization is being recorded in the Company’s consolidated income statements. The goodwill and trademarks are subject to a test for impairment on an annual basis. Any adjustments resulting from the finalization of the purchase price allocations will affect the amount assigned to the Company’s Consolidated Income Statement. The $0.7 million of goodwill is deductible for income tax purposes.  The licensing contracts are being amortized on a straight-line basis over the remaining contractual periods of approximately 1 to 9 years.

At December 31, 2009, the impact of consolidating the joint venture on the Company’s Consolidated Balance Sheet has increased current assets by $15.4 million, non-current assets by $211.2 million, current liabilities by $21.2 million and total liabilities by $101.2 million.

As of December 31, 2009, the Company’s equity at risk in IPH Unltd was approximately $61.5 million, respectively. At December 31, 2009, the carrying value of the consolidated assets that are collateral for the variable interest entity’s obligations total $210.3 million, which is comprised of trademarks and license agreements. The assets of the Company are not available to the variable interest entity's creditors.

Iconix Europe

In December 2009, the Company contributed substantially all rights to its brands in the European Territory to Iconix Europe LLC, a newly formed wholly-owned subsidiary of the Company (“Iconix Europe”).  Also in December 2009 and shortly after the formation of Iconix Europe, an investment group led by The Licensing Company and Albion Equity Partners LLC purchased a 50% interest in Iconix Europe through Brand Investments Vehicles Group 3 Limited (“BIV”), to assist the Company in developing, exploiting, marketing and licensing the Company's brands in the European Territory.  In consideration for its 50% interest in Iconix Europe, BIV agreed to pay $4.0 million, of which $3.0 million was paid upon closing of this transaction in December 2009, the remaining $1.0 million to be paid in December 2010, and is included in prepaid advertising and other on the Company’s Consolidated Balance Sheet at December 31, 2009.  As a result of this transaction, the Company recognized a gain of approximately $7.0 million which is included in licensing and other revenue on the Consolidated Income Statement. The Company’s maximum exposure for this investment is $13.3 million.

At inception, the Company determined, in accordance with ASC 810, based on the corporate structure, voting rights and contributions of the Company and BIV, that Iconix Europe is not a variable interest entity and not subject to consolidation.  The Company has recorded its investment under the equity method of accounting.

At December 31, 2009, Iconix Europe’s balance sheet included approximately $26.5 million in total assets.

Unaudited Pro-formas

The following unaudited pro-forma information presents a summary of the Company’s consolidated results of operations as if the Danskin, Rocawear, Pillowtex, Starter, Ecko and Zoo York acquisitions and their related financings had occurred on January 1, 2007. They do not give effect to the Company’s October 2008 acquisition of the Waverly brand, the Company’s May 2009 investment in Hardy Way, the owner of the Ed Hardy brands, the Company’s sale of the Joe Boxer trademark in Canada in September 2009, or the Iconix Europe transaction, as such pro forma disclosure is not material. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on January 1, 2007, or which may result in the future.

(000's omitted, except per share information)	2009	2008	2007
Licensing and other revenue	$263,892	$262,435	$252,408
Operating income	$180,231	$181,988	$199,250
Net income	$89,921	$84,313	$96,629
Net income attributable to non-controlling interest	$7,561	$10,488	$11,282
Net income attributable to Iconix Brand Group, Inc.	82,360	73,825	85,347

Basic earnings per common share	$1.25	$1.28	$1.50
Diluted earnings per common share	$1.21	$1.21	$1.39

3.  Fair Value Measurements

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

To determine the fair value of certain financial instruments, the Company relies on Level 2 inputs generated by market transactions of similar instruments where available, and Level 3 inputs using an income approach when Level 1 and Level 2 inputs are not available. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and financial liabilities and their placement within the fair value hierarchy. The following table summarizes the instruments measured at fair value at December 31, 2009:

Carrying Amount as of
December 31, 2009				Valuation
(000's omitted)	Level 1	Level 2	Level 3	Technique
Marketable Securities	$-	$-	$6,988	(B)
Cash Flow Hedge	$-	$1	$-	(A)

December 31, 2008				Valuation
(000's omitted)	Level 1	Level 2	Level 3	Technique
Marketable Securities	$-	$-	$7,522	(B)
Cash Flow Hedge	$-	$1	$-	(A)

Marketable Securities

Marketable securities, which are accounted for as available-for-sale, are stated at fair value in accordance with ASCTopic 320 and consist of auction rate securities (“ARS”). Temporary changes in fair market value are recorded as other comprehensive income or loss, whereas other than temporary markdowns will be realized through the Company’s income statement.

As of December 31, 2009, the Company held ARS with a face value of $13.0 million and a fair value of approximately $7.0 million.  In December 2008, the insurer of the ARS exercised its put option to replace the underlying securities of the ARS with its preferred securities. Although the ARS had paid cash dividends according to their stated terms, during the second quarter of 2009, the Company received notice from the insurer that payment of cash dividends ceased as of July 31, 2009 and would be resumed only if the board of directors of the insurer declared such cash dividends to be payable at a later date.  The insurer’s board of directors temporarily reinstated dividend payments for the 4-week period from December 23, 2009 to January 15, 2010.  In January 2010, the Company commenced a lawsuit against the broker-dealer of these ARS alleging, among other things, fraud, and seeking full recovery of the $13.0 million face value of the ARS, as well as legal costs and punitive damages (see Note 10).  Prior to the cessation of cash dividend payments, the Company estimated the fair value of its ARS with a discounted cash flow model where the Company used the expected rate of cash dividends to be received.  As the cash dividend payments have ceased, the Company has changed its methodology for estimating the fair value of the ARS.  Beginning June 30, 2009, the Company estimated the fair value of its ARS using the present value of the weighted average of several scenarios of recovery based on management’s assessment of the probability of each scenario. The Company considered a variety of factors in its model including: credit rating of the issuer and insurer, comparable market data (if available), current macroeconomic market conditions, quality of the underlying securities, and the probabilities of several levels of recovery and reinstatement of the cash dividend payments.  As a result of its evaluation, during 2009 the Company has recorded an unrealized pre-tax loss of approximately $0.5 million in accumulated other comprehensive loss as a reduction to stockholders’ equity to reflect a temporary decline in the fair value of the ARS.  The Company believes the decrease in fair value is temporary due to general macroeconomic market conditions.  Further, the Company has the ability and intent to hold the ARS until an anticipated full redemption. These funds will not be available to the Company unless a successful auction occurs, a buyer is found outside the auction process, or if recovery is realized through settlement or legal judgment of the action brought against the broker-dealer. As the ARS have failed to auction and may not auction successfully in the near future, the Company has classified its ARS as non-current. The Company continues to monitor the auction rate securities market and considers its impact, if any, on the fair value of its ARS.  The following table summarizes the activity for the period:

Auction Rate Securities (000's omitted)
	2009	2008
Balance at beginning of period	$7,522	$10,920
Additions	-	-
Gains (losses) reported in earnings	-	-
Losses reported in accumulated other comprehensive loss	(534)	(3,398)
Balance at end of period	$6,988	$7,522

Cash Flow Hedge

On July 26, 2007, the Company purchased a hedge instrument from Lehman Brothers Special Financing Inc. (“LBSF”) to mitigate the cash flow risk of rising interest rates on the Term Loan Facility (see Note 6 for a description of this credit agreement). This hedge instrument caps the Company’s exposure to rising interest rates at 6.00% for LIBOR for 50% of the forecasted outstanding balance of the Term Loan Facility (“Interest Rate Cap”). Based on management’s assessment, the Interest Rate Cap qualifies for hedge accounting under ASC Topic 815.  On a quarterly basis, the value of the hedge is adjusted to reflect its current fair value, with any adjustment flowing through other comprehensive income. The fair value of this instrument is obtained by comparing the characteristics of this cash flow hedge with similarly traded instruments, and is therefore classified as Level 2 in the fair value hierarchy. At December 31, 2009, the fair value of the Interest Rate Cap was approximately $1. On October 3, 2008, LBSF filed a petition for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. The Company currently believes that the LBSF bankruptcy filing and its potential impact on LBSF will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Financial Instruments

At December 31, 2009 and 2008, the fair values of cash and cash equivalents, receivables and accounts payable and accrued expenses approximated their carrying values due to the short-term nature of these instruments. The fair value of the note receivable from New Brands (see Note 3) approximates its $3.5 million carrying value; the fair value of the note receivable due from the purchasers of the Canadian trademark for Joe Boxer approximates its $4.0 million carrying value.  The estimated fair values of other financial instruments subject to fair value disclosures, determined based on broker quotes or quoted market prices or rates for the same or similar instruments, and the related carrying amounts are as follows:

(000's omitted)	December 31, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$662,379	$650,732	$618,589	$534,098

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

Non-Financial Assets and Liabilities

On January 1, 2009, the Company adopted the provisions of ASC Topic 820 with respect to its non-financial assets and liabilities requiring non-recurring adjustments to fair value using a market participant approach. The Company uses a discounted cash flow model with level 3 inputs to measure the fair value of its non-financial assets and liabilities.  The Company had no impairment adjustments in 2009.  The Company also adopted the provisions of ASC 820 as it relates to purchase accounting for its acquisitions.  The Company has goodwill, which is tested for impairment at least annually, as required by ASC Topic 350.  Further, in accordance with ASC Topic 350, the Company’s indefinite-lived trademarks are tested for impairment at least annually, on an individual basis as separate single units of accounting.  Similarly, consistent with ASC Topic 360 as it relates to accounting for the impairment or disposal of long-lived assets, the Company assesses whether or not there is impairment of the Company’s definite-lived trademarks.  There was no impairment, and therefore no write-down, of any of the Company’s long-lived assets during 2009.

4.  Trademarks and Other Intangibles, net

Trademarks and other intangibles, net consist of the following:

		December 31, 2009		December 31, 2008

	Estimated	Gross		Gross
	Lives in	Carrying	Accumulated	Carrying	Accumulated
(000's omitted)	Years	Amount	Amortization	Amount	Amortization

Indefinite life trademarks	Indefinite(1)	$1,229,695	$9,498	$1,035,382	$9,498
Definite life trademarks	10-15	19,571	3,715	19,561	2,252
Non-compete agreements	2-15	10,475	7,644	10,075	6,098
Licensing agreements	1-9	29,023	13,338	22,193	9,136
Domain names	5	570	450	570	337
		$1,289,334	$34,645	$1,087,781	$27,321

(1) The amortization for the Candie’s and Bongo trademarks is as of June 30, 2005.  Effective July, 1 2005, the Company changed their useful lives to indefinite.

In September 2009, the Company entered into a perpetual license and purchase option agreement with a licensee for its Joe Boxer trademark covering the Canadian territory in exchange for approximately $5.1 million.  As a result of this transaction, the balance of the Company’s indefinite life trademarks was reduced by approximately $1.0 million, representing the cost basis for the Joe Boxer trademark for the Canadian territory;  further, goodwill of approximately $0.4 million was written off in connection with this transaction.  In addition, as a result of this transaction, a gain of approximately $3.7 million was recognized in licensing and other revenue on the Consolidated Income Statement.

In October 2009, the Company consummated, through a newly formed subsidiary, IPH, a transaction with the sellers of the Ecko portfolio of brands, pursuant to which the sellers sold and/or contributed the Ecko portfolio of brands to IPH Unltd in exchange for a 49% membership interest in IPH Unltd and $63.5 million in cash which had been contributed to IPH Unltd by the Company.  As a result of this transaction, the Company owns 51% of the membership interest in IPH Unltd and is consolidated in the Company consolidated financial statements.  In addition, IPH Unltd borrowed $90.0 million from a third party to repay certain indebtedness of the sellers.  As a result of this transaction, the Company increased its indefinite life trademarks by $203.5 million, its licensing agreements by $6.8 million, and its non-compete agreements by $0.4 million.  See note 2 for further explanation of this transaction.

In December 2009, the Company contributed substantially all rights to its brands in the European Territory to Iconix Europe, a newly formed wholly-owned subsidiary.  Concurrently with this transaction, a 50% membership interest was sold to BIV (see note 2 for further explanation of this transaction).  As a result of this transaction, the balance of the Company’s indefinite lived trademarks was reduced by approximately $8.3 million, representing the aggregate cost basis for the Company’s indefinite life trademarks for the European Territory.

Amortization expense for intangible assets for 2009, 2008 and 2007 was $7.3 million, $7.3 million and $5.6 million. The trademarks of Candie’s, Bongo, Joe Boxer, Rampage, Mudd, London Fog, Mossimo, Ocean Pacific, Danskin, Rocawear, Cannon, Royal Velvet, Fieldcrest, Charisma, Starter, Waverly, Ecko and Zoo York have been determined to have an indefinite useful life and accordingly, consistent with SFAS 142, no amortization will be recorded in the Company's consolidated income statements. Instead, each of these intangible assets are tested for impairment at least annually on an individual basis as separate single units of accounting, with any related impairment charge recorded to the statement of operations at the time of determining such impairment.  Similarly, consistent with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, there was no impairment of the definite-lived trademarks.  Amortization expense for intangible assets subject to amortization, using the straight-line method, for each of the years in the five-year period ending December 31, 2014 are estimated to be $7.0 million, $5.4 million, $3.3 million, $2.7 million, and $1.8 million, respectively.

5.  Debt Arrangements

The Company's debt is comprised of the following:

	December 31,
	2009	2008
Convertible Notes (Note 1)	$247,696	$233,999
Term Loan Facility	217,632	255,307
Asset-Backed Notes	94,865	117,097
Promissory Note	90,000	-
Sweet Note (Note 7)	12,186	12,186
Total Debt	$662,379	$618,589

Convertible Notes

On June 20, 2007, the Company completed the issuance of $287.5 million principal amount of the Company's Convertible Notes in a private offering to certain institutional investors. The net proceeds received by the Company from the offering were approximately $281.1 million.

The Convertible Notes bear interest at an annual rate of 1.875%, payable semi-annually in arrears on June 30 and December 31 of each year, beginning December 31, 2007. However, the Company recognizes an effective interest rate of 7.85% on the carrying amount of the Convertible Notes.  The effective rate is based on the rate for a similar instrument that does not have a conversion feature (see Note 1).  The Convertible Notes will be convertible into cash and, if applicable, shares of the Company's common stock based on a conversion rate of 36.2845 shares of the Company's common stock, subject to customary adjustments, per $1,000 principal amount of the Convertible Notes (which is equal to an initial conversion price of approximately $27.56 per share) only under the following circumstances: (1) during any fiscal quarter beginning after September 30, 2007 (and only during such fiscal quarter), if the closing price of the Company's common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is more than 130% of the conversion price per share, which is $1,000 divided by the then applicable conversion rate; (2) during the five business day period immediately following any five consecutive trading day period in which the trading price per $1,000 principal amount of the Convertible Notes for each day of that period was less than 98% of the product of (a) the closing price of the Company's common stock for each day in that period and (b) the conversion rate per $1,000 principal amount of the Convertible Notes; (3) if specified distributions to holders of the Company's common stock are made, as set forth in the indenture governing the Convertible Notes (“Indenture”); (4) if a “change of control” or other “fundamental change,” each as defined in the Indenture, occurs; (5) if the Company chooses to redeem the Convertible Notes upon the occurrence of a “specified accounting change,” as defined in the Indenture; and (6) during the last month prior to maturity of the Convertible Notes. If the holders of the Convertible Notes exercise the conversion provisions under the circumstances set forth, the Company will need to remit the lower of the principal balance of the Convertible Notes or their conversion value to the holders in cash. As such, the Company would be required to classify the entire amount outstanding of the Convertible Notes as a current liability in the following quarter. The evaluation of the classification of amounts outstanding associated with the Convertible Notes will occur every quarter.

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

Pursuant to guidance issued under ASC Topic 815, the Convertible Notes are accounted for as convertible debt in the accompanying Consolidated Balance Sheet and the embedded conversion option in the Convertible Notes has not been accounted for as a separate derivative. For a discussion of the effects of the Convertible Notes and the Convertible Note Hedge and Sold Warrants discussed below on earnings per share, see Note 7.

In June 2008, the FASB issued guidance under ASC Topic 815 regarding the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock. This guidance provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. This guidance is effective for fiscal years beginning after December 15, 2008.  The Company has evaluated the impact of this guidance, and has determined it has no impact on the Company’s results of operations and financial position in 2009, and will have no impact on the Company’s results of operations and financial position in future fiscal periods.

At December 31, 2009 and 2008, the amount of the Convertible Notes accounted for as a liability was $247.7 million and $234.0 million, and is reflected on the Consolidated Balance Sheets as follows:

	December 31,
(000’s omitted)	2009	2008
Equity component carrying amount	$41,309	$41,309
Unamortized discount	39,804	53,501
Net debt carrying amount	247,696	233,999

For 2009 and 2008, the Company recorded additional non-cash interest expense of $13.1 million and $12.2 million, respectively, representing the difference between the stated interest rate on the Convertible Notes and the rate for a similar instrument that does not have a conversion feature.

For both 2008 and 2009, cash interest expense relating to the Convertible Notes was approximately $5.4 million.

The Convertible Notes do not provide for any financial covenants.

In connection with the sale of the Convertible Notes, the Company entered into hedges for the Convertible Notes (“Convertible Note Hedges”) with respect to its common stock with two entities, one of which was Lehman Brothers OTC Derivatives Inc. (“Lehman OTC” and together with the other counterparty, the “Counterparties”). Pursuant to the agreements governing these Convertible Note Hedges, the Company purchased call options (the “Purchased Call Options”) from the Counterparties covering up to approximately 10.4 million shares of the Company's common stock of which 40% were purchased from Lehman OTC. These Convertible Note Hedges are designed to offset the Company's exposure to potential dilution upon conversion of the Convertible Notes in the event that the market value per share of the Company's common stock at the time of exercise is greater than the strike price of the Purchased Call Options (which strike price corresponds to the initial conversion price of the Convertible Notes and is simultaneously subject to certain customary adjustments). On June 20, 2007, the Company paid an aggregate amount of approximately $76.3 million of the proceeds from the sale of the Convertible Notes for the Purchased Call Options, of which $26.7 million was included in the balance of deferred income tax assets at June 30, 2007 and is being recognized over the term of the Convertible Notes. As of December 31, 2009, the balance of deferred income tax assets related to this transaction was $13.4 million.

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

Pursuant to guidance issued under ASC Topic 815 Derivatives and Hedging as it relates to accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock, the Convertible Note Hedge and the proceeds received from the issuance of the Sold Warrants were recorded as a charge and an increase, respectively, in additional paid-in capital in stockholders’ equity as separate equity transactions. As a result of these transactions, the Company recorded a net reduction to additional paid-in-capital of $12.1 million in June 2007.

The Company has evaluated the impact of adopting guidance issued under ASC Topic 815 regarding embedded features as it relates to the Sold Warrants, and has determined it has no impact on the Company’s results of operations and financial position in 2009, and will have no impact on the Company’s results of operations and financial position in future fiscal periods.

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

On October 3, 2007, in connection with the acquisition of Official-Pillowtex, a Delaware limited liability company (“Official-Pillowtex”), with the proceeds of the Convertible Notes, the Company pledged to LCPI, for the benefit of the Lenders, 100% of the capital stock owned by the Company in Mossimo, Inc., a Delaware corporation (“MI”), and Pillowtex Holdings and Management Corporation, a Delaware corporation (“PHM”), each of which guaranteed the Company’s obligations under the Credit Agreement. Simultaneously with the acquisition of Official-Pillowtex, each of Mossimo Holdings LLC, a Delaware limited liability company (“Mossimo Holdings”), and Official-Pillowtex guaranteed the Company’s obligations under the Credit Agreement.  On September 10, 2008, PHM was converted into a Delaware limited liability company, Pillowtex Holdings and Management LLC (“PHMLLC”), and the Company’s membership interest in PHMLLC was pledged to LCPI in place of the capital stock of PHM.

On December 17, 2007, in connection with the acquisition of the Starter brand, the Company borrowed an additional $63.2 million pursuant to the Term Loan Facility (the “Additional Borrowing”). The net proceeds received by the Company from the Additional Borrowing were $60 million.

As of December 31, 2009, the Company may borrow an additional $36.8 million under the terms of the Term Loan Facility.

The guarantees under the Term Loan Facility are secured by a pledge to LCPI, for the benefit of the Lenders, of, among other things, the Ocean Pacific/OP, Danskin, Rocawear, Mossimo, Cannon, Royal Velvet, Fieldcrest, Charisma, Starter and Waverly trademarks and related intellectual property assets, license agreements and proceeds therefrom. Amounts outstanding under the Term Loan Facility bear interest, at the Company’s option, at the Eurodollar rate or the prime rate, plus an applicable margin of 2.25% or 1.25%, as the case may be, per annum. The Credit Agreement provides that the Company is required to repay the outstanding term loan in equal quarterly installments in annual aggregate amounts equal to 1.00% of the aggregate principal amount of the loans outstanding, subject to adjustment for prepayments, in addition to an annual payment equal to 50% of the excess cash flow from the subsidiaries subject to the Term Loan Facility, as described in the Credit Agreement, with any remaining unpaid principal balance to be due on April 30, 2013 (the “Loan Maturity Date”). Upon completion of the Convertible Notes offering, the Loan Maturity Date was accelerated to January 2, 2012. The Term Loan Facility can be prepaid, without penalty, at any time. On March 11, 2008, the Company paid to LCPI, for the benefit of the Lenders, $15.6 million, representing 50% of the excess cash flow from the subsidiaries subject to the Term Loan Facility for 2007. As a result of such payment, the Company is no longer required to pay the quarterly installments described above. The Term Loan Facility requires the Company to repay the principal amount of the term loan outstanding in an amount equal to 50% of the excess cash flow of the subsidiaries subject to the Term Loan Facility for the most recently completed fiscal year. On March 13, 2009, the Company paid to LCPI, for the benefit of the Lenders, $38.7 million, representing 50% of the excess cash flow from the subsidiaries subject to the Term Loan Facility for the year ended December 31, 2008.  As of December 31, 2009, $46.8 million has been classified as current portion of long-term debt, which represents 50% of the estimated excess cash flow for 2009 of the subsidiaries subject to the Term Loan Facility.  The aggregate amount of 50% of the excess cash flow for all four quarters in 2009 will be paid during the first quarter of 2010.    For 2009, 2008 and 2007, the effective interest rate of the Term Loan Facility was 3.05%, 5.81%, and 7.53%, respectively.  At December 31, 2009, the balance of the Term Loan Facility was $217.6 million.  As of December 31, 2009, the Company was in compliance with all material covenants set forth in the Credit Agreement. The $272.5 million in proceeds from the Term Loan Facility were used by the Company as follows: $204.0 million was used to pay the cash portion of the initial consideration for the acquisition of the Rocawear brand; $2.1 million was used to pay the costs associated with the Rocawear acquisition; $60 million was used to pay the consideration for the acquisition of the Starter brand; and $3.9 million was used to pay costs associated with the Term Loan Facility. The costs of $3.9 million relating to the Term Loan Facility have been deferred and are being amortized over the life of the loan, using the effective interest method. As of December 31, 2009, the subsidiaries subject to the Term Loan Facility were Studio IP Holdings, SHM, OP Holdings, OPHM, Mossimo Holdings, MI,  Official-Pillowtex and PHMLLC (collectively, the “Term Loan Facility Subsidiaries”). As of December 31, 2009, the Term Loan Facility Subsidiaries, directly or indirectly, owned the following trademarks, excluding certain territories covered by the Iconix China, Iconix Latin America, and Iconix Europe joint ventures (see Note 2): Danskin, Rocawear, Starter, Ocean Pacific/OP, Mossimo, Cannon, Royal Velvet, Fieldcrest, Charisma and Waverly.

On July 26, 2007, the Company purchased a hedge instrument to mitigate the cash flow risk of rising interest rates on the Term Loan Facility. See Note 3 for further information.

Asset-Backed Notes

The financing for certain of the Company's acquisitions has been accomplished through private placements by its subsidiary, IP Holdings LLC ("IP Holdings") of asset-backed notes ("Asset-Backed Notes") secured by intellectual property assets (trade names, trademarks, license agreements and payments and proceeds with respect thereto relating to the Candie’s, Bongo, Joe Boxer, Rampage, Mudd and London Fog brands) of IP Holdings. At December 31, 2009, the balance of the Asset-Backed Notes was $94.9 million, $24.2 million of which is included in the current portion of long-term debt on the Consolidated Balance Sheet.

Cash on hand in the bank account of IP Holdings is restricted at any point in time up to the amount of the next debt principal and interest payment required under the Asset-Backed Notes. Accordingly, $2.0 million and $0.9 million as of December 31, 2009 and December 31, 2008, respectively, are included as restricted cash within the Company's current assets. Further, in connection with IP Holdings' issuance of Asset-Backed Notes, a reserve account has been established and the funds on deposit in such account will be applied to the final principal payment with respect to the Asset-Backed Notes. Accordingly, as of December 31, 2009 and 2008, $15.9 million has been classified as non-current and disclosed as restricted cash within other assets on the Company's Consolidated Balance Sheets.

Interest rates and terms on the outstanding principal amount of the Asset-Backed Notes as of December 31, 2009 are as follows: $32.5 million principal amount bears interest at a fixed interest rate of 8.45% with a six year term, $14.3 million principal amount bears interest at a fixed rate of 8.12% with a six year term, and $48.1 million principal amount bears interest at a fixed rate of 8.99% with a six and a half year term. The Asset-Backed Notes have no financial covenants by which the Company or its subsidiaries need comply. The aggregate principal amount of the Asset-Backed Notes is required to be fully paid by February 22, 2013.

Neither the Company nor any of its subsidiaries (other than IP Holdings) is obligated to make any payment with respect to the Asset-Backed Notes, and the assets of the Company and its subsidiaries (other than IP Holdings) are not available to IP Holdings' creditors. The assets of IP Holdings are not available to the creditors of the Company or its subsidiaries (other than IP Holdings).

Promissory Note

In connection with the Ecko transaction, IPH Unltd issued a promissory note (“Promissory Note”) to a third party creditor for $90.0 million.  IPH Unltd’s obligations under the Promissory Note are secured by the Ecko portfolio of trademarks and related intellectual property assets (including Ecko and Zoo York), further guaranteed personally by the minority owner of IPH Unltd.  Amounts outstanding under the Promissory Note bear interest at 7.50% per annum, with minimum principal payable in equal quarterly installments of $2.5 million, with any remaining unpaid principal balance and accrued interest to be due on June 30, 2014, the Promissory Note maturity date.  The Promissory Note may be prepaid without penalty, and would be applied to the scheduled quarterly principal payments in the order of their maturity.  As of December 31, 2009, the total principal balance of the Promissory Note is $90.0 million, of which $10.0 million is included in the current portion of long-term debt on the Consolidated Balance Sheet.

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

In November 2007, the Company received a signed judgment related to the Sweet Sportswear/Unzipped litigation. See Note 10.

The judgment stated that the Sweet Note (originally $11.0 million when issued by the Company upon the acquisition of Unzipped from Sweet in 2002) should total approximately $12.2 million as of December 31, 2007. The recorded balance of the Sweet Note, prior to any adjustments related to the judgment was approximately $3.2 million. The Company increased the Sweet Note by approximately $6.2 million and recorded the expense as an expense related to specific litigation. The Company further increased the Sweet Note by approximately $2.8 million to record the related interest and included the charge in interest expense. As of December 31, 2009, the Sweet Note is approximately $12.2 million and included in the current portion of long-term debt. The Sweet Note bears interest, which was accrued for during 2009 and 2008 and included in accounts payable and accrued expenses, at the rate of 8% per year.

In addition, in November 2007 the Company was awarded a judgment of approximately $12.2 million for claims made by it against Hubert Guez and Apparel Distribution Services, Inc. As a result, the Company recorded a receivable of approximately $12.2 million and recorded the benefit in special charges during the year ended December 31, 2007. This receivable is included in other assets - non-current and bears interest, which was accrued for during 2009 and 2008, at the rate of 8% per year.

Debt Maturities

As of December 31, 2009, the Company’s debt maturities on a calendar year basis are as follows:

(000’s omitted)	Total	2010	2011	2012	2013	2014
Convertible Notes[1]	$247,696	$-	$-	$247,696	$-	$-
Term Loan Facility	217,632	46,849	-	170,783	-	-
Asset-Backed Notes	94,865	24,216	26,380	33,468	10,801	-
Promissory Note	90,000	10,000	10,000	10,000	10,000	50,000
Sweet Note	12,186	12,186	-	-	-	-
Total Debt	$662,379	$93,251	36,380	461,947	20,801	50,000

1 reflects the net debt carrying amount of the Convertible Notes on the Consolidated Balance Sheet as of December 31, 2009, in accordance with accounting for convertible notes.  The principal amount owed to the holders of the Convertible Notes is $287.5 million.

 6. Stockholders’ Equity

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

2009 Equity Incentive Plan

On August 13, 2009, the Company's stockholders approved the Company's 2009 Equity Incentive Plan ("2009 Plan”). The 2009 Plan authorizes the granting of common stock options or other stock-based awards covering up to 3,000,000 shares of the Company’s common stock.  All employees, directors, consultants and advisors of the Company, including those of the Company's subsidiaries, are eligible to be granted non-qualified stock options and other stock-based awards (as defined) under the 2009 Plan, and employees are also eligible to be granted incentive stock options (as defined) under the 2009 Plan. No new awards may be granted under the Plan after August 13, 2019.

Stockholder Rights Plan

In January 2000, the Company's Board of Directors adopted a stockholder rights plan. Under the plan, each stockholder of common stock received a dividend of one right for each share of the Company's outstanding common stock, entitling the holder to purchase one thousandth of a share of Series A Junior Participating Preferred Stock, par value, $0.01 per share of the Company, at an initial exercise price of $6.00. The rights become exercisable and will trade separately from the common stock ten business days after any person or group acquires 15% or more of the common stock, or ten business days after any person or group announces a tender offer for 15% or more of the outstanding common stock.  This plan expired by its terms on January 26, 2010.

Stock Repurchase Program

On November 3, 2008, the Company announced that its Board of Directors had authorized the repurchase of up to $75 million of the Company's common stock over a period of approximately three years. This authorization replaces any prior plan or authorization. The current plan does not obligate the Company to repurchase any specific number of shares and may be suspended at any time at management's discretion.  During 2009 and 2008, the Company repurchased 200,000 and 258,200 shares for approximately $1.5 million and $1.8 million, respectively.  No shares were repurchased by the Company during 2007.

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

The fair value for these options and warrants for all years was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

Expected Volatility	30 - 45%
Expected Dividend Yield	0%
Expected Life (Term)	3 - 7 years
Risk-Free Interest Rate	3.00 - 4.75%

The options that the Company granted under its plans expire at various times, either five, seven or ten years from the date of grant, depending on the particular grant.

Summaries of the Company's stock options, warrants and performance related options activity, and related information for the year ended December 31, 2009 are as follows:

Options		Weighted-Average
	Options	Exercise Price

Outstanding January 1, 2007	5,769,632	$4.35
Granted	-	-
Canceled	(12,000)	16.80
Exercised	(651,089)	5.02
Expired/Forfeited	-	-
Outstanding December 31, 2007	5,106,543	$4.23
Granted	-	-
Canceled	(12,000)	16.96
Exercised	(1,199,405)	3.92
Expired/Forfeited	-	-
Outstanding December 31, 2008	3,895,138	$4.29
Granted	35,000	13.77
Canceled/Forfeited	(8,000)	16.96
Exercised	(828,059)	3.84
Expired/Forfeited	-	-
Outstanding December 31, 2009	3,094,079	$4.48
Exercisable at December 31, 2009	3,090,745	$4.48

The weighted average contractual term (in years) of options outstanding as of December 31, 2009, 2008, and 2007, were 3.88, 4.66, and 5.57 respectively. The weighted average contractual term (in years) of options exercisable as of December 31, 2009, 2008, and 2007, were 3.87, 4.66, and 5.54 respectively.

The total fair value of options vested during 2009 and 2007, was $0.2 million and $0.1 million, respectively.  No options vested during 2008.

Cash received from option exercise under all share-based payment arrangements for 2009, 2008, and 2007 was $3.2 million, $2.3 million, and $3.6 million respectively. A tax benefit of approximately $3.6 million, $8.2 million and $1.2 million for 2009, 2008 and 2007, respectively, were share-based payment arrangements.

The aggregate intrinsic value is calculated as the difference between the market price of the Company’s common stock as of December 31, 2009 and the exercise price of the underlying options. At December 31, 2009, 2008, and 2007, the aggregate intrinsic value of options exercised was $7.3 million, $7.0 million, and $9.5 million, respectively. At December 31, 2009, 2008 and 2007 the aggregate intrinsic value of options outstanding was $25.3 million, $21.4 million, and $78.8 million, respectively.  In addition, at December 31, 2009, 2008, and 2007, the aggregate intrinsic value of options exercisable was $25.3 million, $21.4 million, and $77.4 million, respectively.

At December 31, 2009, 2008, and 2007, exercisable stock options totaled 3,090,745, 3,895,138, and 5,021,875, and had weighted average exercise prices of $5.03, $4.29, and $4.18 per share, respectively.

Warrants

		Weighted-Average
	Warrants	Exercise Price

Outstanding January 1, 2007	799,175	11.02
Granted	436,668	21.38
Canceled	-	-
Exercised	(968,943)	11.34
Expired	-	-
Outstanding December 31, 2007	266,900	16.76
Granted	20,000	6.65
Canceled	-	-
Exercised	-	-
Expired	-	-
Outstanding December 31, 2008	286,900	16.99
Granted	-	-
Canceled	-	-
Exercised	-	-
Expired	-	-
Outstanding December 31, 2009	286,900	16.99
Exercisable at December 31, 2009	286,900	16.99

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

The weighted average contractual term (in years) of warrants outstanding and exercisable as of December 31, 2009, 2008 and 2007 were 5.97, 6.97 and 7.39, respectively.

The fair value of warrants vested during 2008 and 2007 were $0.1 million and $5.9 million, respectively.  No warrants vested during 2009.

Cash received from warrants exercised under all share-based payment arrangements for 2007 was $0.4 million.  No warrants were exercised during 2009 and 2008.

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

The following tables summarize information about unvested restricted stock transactions (shares in thousands):

	2009		2008		2007
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested, January 1	1,513,983	$18.96	144,127	$19.41	95,655	$17.46
Granted	842,036	14.05	1,721,198	18.98	107,182	20.68
Vested	(268,191)	16.41	(272,563)	18.90	(53,308)	18.58
Forfeited/Canceled	(46,702)	18.32	(78,779)	20.31	(5,402)	18.51
Non-vested, December 31	2,041,126	17.28	1,513,983	18.96	144,127	19.41

The Company has awarded restricted shares of common stock to certain employees. The awards have restriction periods tied to employment and vest over a period of 1-5 years. The cost of the restricted stock awards, which is the fair market value on the date of grant net of estimated forfeitures, is expensed ratably over the vesting period. During 2009, 2008 and 2007, the Company awarded 842,036, 1,721,198 and 107,182 restricted shares, respectively, with a vesting period of 2-5 years and a fair market value of approximately $11.8 million, $32.7 million and $2.2 million.

Compensation expense related to restricted stock grants for 2009, 2008 and 2007 was approximately $8.9 million, $9.1 million and $1.7 million, respectively. An additional amount of $18.1 million is expected to be expensed evenly over a period of approximately three years. During 2009, 2008 and 2007, the Company withheld shares valued at $0.7 million, $3.2 million, and $0, respectively, of its restricted common stock in connection with net share settlement of restricted stock grants and option exercises.

Shares Reserved for Issuance

At December 31, 2009, 2,173,978 common shares were reserved for issuance under the 2009 Plan, and 76,653 common shares were reserved for issuance of stock options under the 2006 Stock Option Plan.   There were no common shares available for issuance under the 2002, 2001, and 2000 Stock Option Plans.

7.  Earnings Per Share

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

As of December 31, 2009, of the total potentially dilutive shares related to restricted stock-based awards, stock options and warrants, 1.8 million were anti-dilutive, compared to 1.9 million as of December 31, 2008 and 0.1 million as of December 31, 2007.

As of December 31, 2009, of the performance related restricted stock-based awards issued in connection with the Company’s new employment agreement with its chairman, chief executive officer and president, 1.3 million of such awards (which is included in the total 1.8 million anti-dilutive stock-based awards described above) were anti-dilutive and therefore not included in this calculation.

Warrants issued in connection with the Company’s Convertible Notes financing were anti-dilutive and therefore not included in this calculation. Portions of the Convertible Notes that would be subject to conversion to common stock were anti-dilutive as of December 31, 2009 and therefore not included in this calculation.

A reconciliation of shares used in calculating basic and diluted earnings per share follows:

	For the Year Ended
(000's omitted)	December 31,
	2009	2008	2007
Basic	65,763	57,810	56,694
Effect of exercise of stock options	2,141	3,144	4,323
Effect of exercise of warrants	-	-	115
Effect of contingent common stock issuance	149	287	144
Effect of assumed vesting of restricted stock	272	7	150
	68,325	61,248	61,426

8. Unzipped Apparel, LLC (“Unzipped”)

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

There were no transactions with these related parties during 2009, 2008 or 2007..

In November 2007, a judgment was entered in the Unzipped litigation, pursuant to which the $3.1 million in accounts payable to ADS/Azteca (previously shown as “accounts payable - subject to litigation”) was eliminated and recorded in the income statement as a benefit to the “expenses related to specific litigation”.

As a result of the judgment, in 2007 the balance of the $11.0 million principal amount Sweet Note, originally issued by the Company upon the acquisition of Unzipped from Sweet in 2002, including interest, was increased from approximately $3.2 million to approximately $12.2 million as of December 31, 2007. Of this increase, approximately $6.2 million was attributed to the principal of the Sweet Note and the expense was recorded as an expense related to specific litigation. The remaining $2.8 million of the increase was attributed to related interest on the Sweet Note and recorded as interest expense. As of December 31, 2009, the full $12.2 million current balance of the Sweet Note and $2.0 million of accrued interest are included in the current portion of long term debt and accounts payable and accrued expenses, respectively.

In addition, in November 2007 the Company was awarded a judgment of approximately $12.2 million for claims made by it against Hubert Guez and ADS. As a result, the Company recorded a receivable of approximately $12.2 million and recorded the benefit in special charges for 2007. As of December 31, 2009, this receivable and the associated accrued interest of $2.0 million for 2009 are included in other assets - non-current.

9.  Expenses Related to Specific Litigation

Expenses related to specific litigation consist of legal expenses and costs related to the Unzipped litigation. For 2009, the Company recorded expenses related to specific litigation of $0.1 million; for 2008, the Company recorded expenses related to specific litigation of $0.9 million; and for 2007, the Company recorded a net benefit related to specific litigation of $6.0 million.  See Note 9 for information relating to Unzipped.

10.  Commitments and Contingencies

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

11.  Related Party Transactions

Kenneth Cole Productions, Inc.

On May 1, 2003, the Company granted Kenneth Cole Productions, Inc. the exclusive worldwide license to design, manufacture, sell, distribute and market footwear under its Bongo brand. The chief executive officer and chairman of Kenneth Cole Productions is Kenneth Cole, who is the brother of Neil Cole, the Company’s Chief Executive Officer and President. During 2009, 2008 and 2007, the Company earned $0.3 million, $ $1.1 million and $0.7 million in royalties from Kenneth Cole Productions, respectively.  This license expired by its terms on December 31, 2009.

The Candie's Foundation, a charitable foundation founded by Neil Cole for the purpose of raising national awareness about the consequences of teenage pregnancy, owed the Company $0.8 million and $0.8 million at December 31, 2009 and 2008, respectively. In February 2010, the Candie’s Foundation received a contribution of approximately $0.7 million from a licensee of the Company.  The Candie's Foundation intends to pay-off the entire borrowing from the Company during 2010, although additional advances will be made as and when necessary.

Travel

The Company recorded expenses of approximately $326 and $354 for 2009 and 2008, respectively, for the hire and use of aircraft solely for business purposes owned by a company in which the Company’s chairman, chief executive officer and president is the sole owner. Management believes that all transactions were made on terms and conditions no less favorable than those available in the marketplace from unrelated parties.  There were no such transactions in 2007.

12.  Operating Leases

Future net minimum lease payments under non-cancelable operating lease agreements as of December 31, 2009 are approximately as follows:

(000’s omitted)
Year ending December 31, 2010	$2,444
Year ending December 31, 2011	1,639
Year ending December 31, 2012	1,828
Year ending December 31, 2013	1,886
Year ending December 31, 2014	1,932
Thereafter	19,204
Totals	$28,933

The leases require the Company to pay additional taxes on the properties, certain operating costs and contingent rents based on sales in excess of stated amounts.

Rent expense was approximately $2.9 million, $1.6 million, and $1.0 million for 2009, 2008 and 2007, respectively. Contingent rent amounts have been immaterial for all periods.

13.  Benefit and Incentive Compensation Plans and Other

The Company sponsors a 401(k) Savings Plan (the “Savings Plan”) which covers all eligible full-time employees. Participants may elect to make pretax contributions subject to applicable limits. At its discretion, the Company may contribute additional amounts to the Savings Plan. During 2009 and 2008, the Company made contributions to the Savings Plan of $45 and $27.  The Company had no contributions for 2007.

Stock-based awards are provided to certain employees under the terms of the Company’s 2009 Plan and 2006 Equity Incentive Plan. These plans are administered by the Compensation Committee of the Board of Directors.

With respect to performance-based restricted common stock units, the number of shares that ultimately vest and are received by the recipient is based upon various performance criteria. Though there is no guarantee that performance targets will be achieved, the Company estimates the fair value of performance-based restricted stock based on the closing stock price on the grant date.  Over the performance period, the number of shares of common stock that will ultimately vest and be issued is adjusted upward or downward based upon the Company’s estimation of achieving such performance targets. The ultimate number of shares delivered to recipients and the related compensation cost recognized as an expense will be based on the actual performance metrics as defined under the 2009 Plan and the 2006 Equity Incentive Plan. Restricted common stock units are unit awards entitle the recipient to shares of common stock upon vesting annually over as much as 5 years for time-based awards or over 5 years for performance-based awards. The fair value of restricted common stock units is determined on the date of grant, based on the Company’s closing stock price.

14.   Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740. Under ASC Topic 740, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, management reviews both positive and negative evidence pursuant to the requirements of ASC Topic 740, including current and historical results of operations, future income projections and the overall prospects of the Company's business. Based upon management's assessment of all available evidence, including the Company's completed transition into a licensing business, estimates of future profitability based on projected royalty revenues from its licensees, and the overall prospects of the Company's business, management is of the opinion that the Company will be able to utilize the deferred tax assets in the foreseeable future, and as such do not anticipate requiring a further valuation allowance. At December 31, 2009, the Company has a valuation allowance of approximately $15.8 million to offset state and local tax net operating loss carryforwards (“NOL”) which the Company believes are unlikely to be utilized in the foreseeable future.  The valuation allowance increases by $3.8 million during 2009 for the State NOLs.

At December 31, 2009 the Company had utilized all available federal NOL’s. As of December 31, 2009, the Company has available state and local NOL’s ranging from approximately $126.0 million to $166.0 million (inclusive of $18.8 million from exercises of stock options on the state level for which any benefit realized will be credited to additional paid in capital).

The income tax provision (benefit) for federal, and state and local income taxes in the consolidated income statements consists of the following:

(000's omitted)	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Current:
Federal	$23,650	$13,559	$5,890
State and local	100	446	830
Foreign	338	-
Total current	24,088	14,005	6,720

Deferred:
Federal	17,698	19,531	25,388
State and local	(235)	641	(1,814)
Total deferred	17,463	20,172	23,574

Total provision	$41,551	$34,177	$30,294

The significant components of net deferred tax assets of the Company consist of the following:

	December 31,
(000's omitted)	2009	2008
State net operating loss carryforwards	$15,826	$13,148
Receivable reserves	1,867	208
Federal Foreign Tax Credits	-	209
Federal Alternative Minimum Tax Credits	-	1,130
Hedging transaction	13,398	18,739
Intangibles	2,392	2,292
Contribution carryover	-	87
Equity compensations	5,762	2,576
Accrued compensation and other	1,748	1,781
Total deferred tax assets	40,993	40,170
Valuation allowance	(15,826)	(13,052)
Net deferred tax assets	25,167	27,118

Trademarks, goodwill and other intangibles	(70,845)	(47,029)
Depreciation	(991)	(1,098)
Difference in cost basis of acquired intangibles	(49,000)	(49,000)
Convertible Notes	(14,635)	(18,865)
Investment in joint ventures	(4,900)	(2,477)
Total deferred tax liabilities	(140,371)	(118,469)
Total net deferred tax assets (liabilities)	$(115,204)	$(91,351)

Balance Sheet detail on total net deferred tax assets (liabilities):
Current portion of net deferred tax assets	$1,886	$1,655
Noncurrent portion of net deferred tax assets (liabilities)	$(117,090)	$(93,006)

The following is a rate reconciliation between the amount of income tax provision at the Federal rate of 35% and provision for (benefit from) taxes on operating profit (loss):

	Year ended December, 31
(000's omitted)	2009	2008	2007
Income tax provision computed at the federal rate of 35%	$41,040	$33,980	$31,695
Increase (reduction) in income taxes resulting from:
State and local income taxes (benefit), net of federal income tax	(4,013)	(1,007)	(3,640)
Increase in valuation allowance	3,843	1,713	3,000
Tax credit	-	(304)	-
Other, net	681	(205)	(761)
Total	$41,551	$34,177	$30,294

Effective January 1, 2007, the Company adopted guidance under ASC Topic 740-10 which clarifies the accounting and disclosure for uncertainty in income taxes. The adoption of this interpretation did not have a material impact on our financial statements.

The Company files income tax returns in the U.S. federal and various state and local jurisdictions.  For federal income tax purposes, the 2006, 2007, 2008 and 2009 tax years remain open for examination by the tax authorities under the normal three year statute of limitations.  For state tax purposes, our 2005 through 2009 tax years remain open for examination by the tax authorities under a four year statute of limitations.

At December 31, 2009, the total unrecognized tax benefit was approximately $1.2_million.  However, the liability is not recognized for accounting purposes because the related deferred tax asset has been fully reserved in prior years.   A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

(000’s omitted)	2009	2008	2007
Uncertain tax positions at January 1	$1,180	$1,100	$780
Increases during the year		80	320
Decreases during the year		-	-
Uncertain tax positions at December 31	$1,180	$1,180	$1,100

The Company is continuing its practice of recognizing interest and penalties related to income tax matters in income tax expense. There was no accrual for interest and penalties related to uncertain tax positions for 2009, 2008 and 2007.  The Company does not believe that there will be a material change in it unrecognized tax positions over the next twelve months.  All of the unrecognized tax benefits, if recognized, would be offset by the valuation allowance.

15.   Segment and Geographic Data

The Company has one reportable segment, licensing and commission revenue generated from its brands. The geographic regions consist of the United States and Other (which principally represents Canada, Japan and Europe). Long lived assets are substantially all located in the United States. Revenues attributed to each region are based on the location in which licensees are located.

The net revenues by type of license and information by geographic region are as follows:

	For the Year Ended
(000's omitted)	December 31,
	2009	2008	2007
Net sales by category:
Direct-to-retail license	$110,921	$54,270	$53,952
Wholesale license	108,100	151,714	103,639
Other (commissions, sales of certain trademarks, sale of interest in subsidiary)	13,037	10,777	2,413
	$232,058	$216,761	$160,004

Net sales by geographic region:
United States	$218,693	$195,856	$150,376
Other	13,365	20,905	9,628
	$232,058	$216,761	$160,004

16.  Unaudited Consolidated Interim Financial Information

Unaudited interim consolidated financial information 2009, 2008 and 2007 is summarized as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands except per share data)
The year ended December 31, 2009
Licensing and other revenue	$50,501	$56,408	$59,367	$65,782
Operating income	34,177	38,957	38,344	41,087
Net income	15,649	19,291	20,454	19,716

Basic earnings per share(1)	0.27	0.31	0.29	0.28
Diluted earnings per share(1)	0.26	0.30	0.28	0.27

The year ended December 31, 2008
Licensing and other revenue	$55,667	$51,700	$55,135	$54,259
Operating income	36,765	33,185	36,298	35,804
Net income	16,521	14,633	16,421	15,244

Basic earnings per share(1)	0.29	0.26	0.28	0.26
Diluted earnings per share(1)	0.27	0.24	0.27	0.25

The year ended December 31, 2007
Licensing and commission revenue	$30,841	$39,071	$42,681	$47,411
Operating income	22,359	29,729	29,320	40,381
Net income	12,747	14,787	15,245	17,485

Basic earnings per share(1)	0.23	0.26	0.27	0.31
Diluted earnings per share(1)	0.21	0.24	0.25	0.28

 (1) Quarterly earnings per share amounts may not add to full year amounts due to rounding.

17.  Subsequent Events

The Company has evaluated subsequent events through February 26, 2010, the date the Company filed its Annual Report on Form 10-K for the year ended December 31, 2009 with the Securities and Exchange Commission.  There have been no subsequent events after December 31, 2009 for which disclosure is required.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Iconix Brand Group, Inc.
New York, New York

The audits referred to in our report dated February 26, 2010, relating to the consolidated financial statements of Iconix Brand Group, Inc. and Subsidiaries, which is contained in Item 8 of this Form 10-K also included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based upon our audits.

In our opinion the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

February 26, 2010 New York, New York

Schedule II - Valuation and Qualifying Accounts
Iconix Brand Group, Inc. and Subsidiaries
(In thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period

Reserves and allowances deducted from asset accounts:

Accounts Receivables (a):

Year ended December 31, 2009	$519	$4,312	$(914)	$3,917
Year ended December 31, 2008	$3,519	$1,879	$(4,879)	$519
Year ended December 31, 2007	$1,633	$2,280	$(394)	$3,519

(a)	These amounts include reserves for bad debts.