Form 10-K/A
period 2009-12-31
ICONIX BRAND GROUP, INC.
filed 2010-04-30
CIK 857737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Iconix Brand Group, Inc. for the fiscal year ended December 31, 2009, originally filed with the Securities and Exchange Commission (“SEC”) on February 26, 2010 (the “Original Filing”). We are filing this Amendment to amend Part III of the Original Filing to include the information required by and not included in Part III of the Original Filing because we no longer intend to file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2009 and the cover page of the Amendment reflects this fact. In connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment certain new certifications by our principal executive officer and principal financial officer. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment. In this Amendment, unless the context indicates otherwise, the terms “Company”, “Iconix”, “we”, “us”, “our”, or similar pronouns refer to Iconix Brand Group, Inc. and its consolidated subsidiaries. Other defined terms used in this Amendment but not defined herein shall have the meaning specified for such terms in the Original Filing.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information includes information each director and executive officer has given us about his or her age,  his or her principal occupation and business experience for at least the past five years, and the names of other publicly-held companies of which he or she currently serves as a director or has served as a director during the past five years.  Certain individual qualifications and skills of our directors that contribute to our Board’s effectiveness as a whole and what makes the individuals suitable to serve on our Board  are described in the following paragraphs.

Our executive officers and directors and their respective ages and positions are as follows:

Name	Age	Position(s)
Neil Cole	53	Chairman of the Board, President and Chief Executive Officer

Warren Clamen	45	Executive Vice President and Chief Financial Officer

Andrew Tarshis	44	Executive Vice President and General Counsel

Yehuda Shmidman	28	Executive Vice President of Operations

David Blumberg	51	Executive Vice President - Head of Strategic Development

Barry Emanuel[1,3]	68	Director

Steven Mendelow[2,3]	67	Director

Drew Cohen[1,2,3]	41	Director

F. Peter Cuneo[2,3]	66	Director

Mark Friedman1, [3]	46	Director

James A. Marcum [1,2]	50	Director

(1)  Member of governance/nominating committee.
(2)  Member of audit committee.
(3)  Member of compensation committee.

Neil Cole has served as Chairman of our Board and as our Chief Executive Officer and President since our public offering in February 1993.  In 2001, Mr. Cole founded The Candie's Foundation, for the purpose of educating teenagers as to the risks and consequences of teen pregnancy. In April 2003, Mr. Cole, without admitting or denying the SEC's allegations, consented to the entry by the SEC of an administrative order in which Mr. Cole agreed to cease and desist from violating or causing any violations or future violation of certain books and records and periodic reporting provisions and the anti-fraud provisions of the Securities Exchange Act of 1934. Mr. Cole also paid a $75,000 civil monetary fine. Mr. Cole received a Bachelor of Science degree in political science from the University of Florida in 1978 and his Juris Doctor from Hofstra law school in 1982. The Board believes that  Mr. Cole’s global executive leadership skills, his significant experience as an executive in our industry, including as our Chief Executive Officer for more than the past 17 years, and his role in transforming our company from a manufacturing company to a leading brand management company make him uniquely qualified to sit on our Board and act as its chairman.

Warren Clamen has served as our Executive Vice President and Chief Financial Officer since November 11, 2008. Prior to that, Mr. Clamen served as our Chief Financial Officer since joining our company in March 2005. From June 2000 until March 2005, Mr. Clamen served as Vice President of Finance for Columbia House, one of the world’s largest licensees of content for music and film, and from December 1998 to June 2000, he was Vice President of Finance of Marvel Entertainment, Inc., a publicly traded entertainment company active in motion pictures, television, publishing, licensing and toys. Prior to that time, Mr. Clamen served as the director, international management for Biochem Pharma Inc., a biopharmaceutical company located in Montreal, Canada, and as a senior manager at Richter, Usher and Vineberg, an accounting firm also located in Montreal, Canada. Mr. Clamen is a certified public accountant and a chartered accountant. He received a Bachelor of Commerce degree in 1986 and a Graduate Diploma in public accounting in 1988, each from McGill University in Montreal.

Andrew Tarshis has served as our Executive Vice President and General Counsel since November 11, 2008. Prior to that, Mr. Tarshis served as our Senior Vice President and General Counsel since September 2006. From July 2005, when he joined our company in connection with our acquisition of the Joe Boxer brand, until September 2006, he served as our Senior Vice President, Business Affairs and Associate Counsel. Prior to joining our company, from May 2001 to July 2005, Mr. Tarshis served as Senior Vice President and General Counsel to Windsong Allegiance Group, LLC and, from December 1998 to May 2001, he served as a general attorney for Toys R Us, Inc. Mr. Tarshis received a Bachelor of Arts degree from the University of Michigan, Ann Arbor in 1988 and his Juris Doctor degree from the University of Connecticut School of Law in 1992.

Yehuda Shmidman has served as our Executive Vice President, Operations since August 2009 and has held various titles in our business development department since joining us in October 2005.  Prior to joining our company, Mr. Shmidman held corporate development positions at licensing agencies based in New York, where he was involved with launching several direct-to-retail brands, including Isaac Mizrahi at Target, “Merch” Vintage Rock at Kmart, and Fieldcrest at Target.  Mr. Shmidman graduated magna cum laude from Yeshiva University with a Bachelor's degree in Political Science.

David Blumberg has served as our Head of Strategic Development since February 2009 and has served as our Executive Vice President – Head of Strategic Development since August 2009.  From November 2006 through January 2009, Mr. Blumberg served our company as a full-time consultant overseeing our merger and acquisition activities. Prior to joining our company as a consultant, during 2005 through October 2006, Mr. Blumberg worked as a consultant to LF Management Ltd., an affiliate of Li & Fung Limited/ LF USA. Prior to joining Li & Fung, from  January 1997  to November 1999, Mr. Blumberg was president and managing director-investment banking of Wit Capital, Inc., an online investment bank.  From 1981 to 1993, Mr. Blumberg was a managing director and senior vice president of Merrill Lynch Interfunding Inc. and Merrill Lynch Capital Markets- Investment Bank, respectively. Mr. Blumberg received a Bachelor of Science, cum laude in economics from Colgate University in 1981 and a Masters degree in business administration in corporate finance from New York University in 1987.

Barry Emanuel has served on our Board since May 1993. For more than the past five years, Mr. Emanuel has served as president of Copen Associates, Inc., a textile manufacturer located in New York, New York.  He received his Bachelor of Science degree from the University of Rhode Island in 1962. The Board believes that Mr. Emanuel’s  more than  30 years of experience in the apparel industry, including his service as our director for more than 17 years, contributes valuable insight to our Board.

Steven Mendelow has served on our Board since December 1999. He has been a principal with the accounting firm of Konigsberg Wolf & Co. (“KW&C”) and its predecessor, which is located in New York, New York, since 1972. KW&C’s clients include apparel wholesalers and licensees. He is a trustee of The Washington Institute for Near East Studies and is actively involved with, and currently serves as the treasurer of, the Starlight Starbright Children’s Foundation and the Foundation for Fighting Blindness. He also serves as a director of several privately-held companies. He received a Bachelor of Science degree in business administration from Bucknell University in 1964 where he was elected to Delta Mu Delta, the national Business Administration Honor Society. The Board believes that Mr. Mendelow’s significant accounting experience with a firm that services the apparel industry and his more than 10 years of service as our director contribute to our Board’s strategic composition.

Drew Cohen has served on our Board since April 2004. Since 2007 he has been the President of Music Theatre International, which represents the dramatic performing rights of classic properties, such as “West Side Story” and “Fiddler on the Roof,” and licenses over 50,000 performances a year around the world. Before joining Music Theatre International in September 2002, Mr. Cohen was, from July 2001, the Director of Investments for Big Wave NV, an investment management company, and, prior to that, General Manager for GlassNote Records, an independent record company. Mr. Cohen received a Bachelor of Science degree from Tufts University in 1990, his Juris Doctor degree from Fordham Law School in 1993, and a Masters degree in business administration from Harvard Business School in 2001 The Board believes that Mr. Cohen’s legal and business background and experience as an executive in an industry heavily involved in the licensing business, make him well suited to serve on our Board.

F. Peter Cuneo has served on our Board since October 2006. From June 2004 through December 2009 Mr. Cuneo served as the Vice Chairman of the Board of Directors of Marvel Entertainment, Inc. (“Marvel Entertainment”), a publicly traded entertainment company active in motion pictures, television, publishing, licensing and toys, and prior thereto, he served as the President and Chief Executive Officer of Marvel Entertainment from July 1999 to December 2002. Mr. Cuneo has also served as the Chairman of Cuneo & Co., L.L.C., a private investment firm, since July 1997 and previously served on the Board of Directors of WaterPik Technologies, Inc., a New York Stock Exchange company engaged in designing, manufacturing and marketing health care products, swimming pool products and water-heating systems, prior to its sale in 2006. From October 2004 to December 2005, he served on the Board of Directors of Majesco Entertainment Company, a provider of video game products primarily for the family oriented, mass market consumer. Mr. Cuneo received a Bachelor of Science degree from Alfred University in 1967 and currently serves as the Vice Chairman of the Alfred University Board of Trustees.  Mr. Cuneo received a Masters degree in business administration from Harvard Business School in 1973.  The Board believes that Mr. Cuneo’s extensive business and financial background and significant experience as an executive of Marvel Entertainment, an owner and licensor of iconic intellectual property, contributes important expertise to our Board.

Mark Friedman has served on our Board since October 2006. Mr. Friedman has been the Managing Partner of Trilea Partners LLC, an investment and consulting firm, since May 2006. Previously, beginning in 1996, Mr. Friedman was with Merrill Lynch, serving in various capacities including, most recently, as group head of its U.S. equity research retail team where he specialized in analyzing and evaluating specialty retailers in the apparel, accessory and home goods segments. Prior thereto, he specialized in similar services for Lehman Brothers Inc. and Goldman, Sachs & Co. Mr. Friedman has been ranked on the Institutional Investor All-American Research Team as one of the top-rated sector analysts and received a Bachelor of Business Administration degree from the University of Michigan in 1986 and a Masters degree in business administration from The Wharton School, University of Pennsylvania in 1990. The Board believes that Mr. Friedman’s extensive business background and investment banking experience adds key experience and viewpoints to our Board.

James A. Marcum has served on our Board since October 2007. Since February 2010, he has been the Chief Executive Officer, President and a member of the board of Central Parking Corporation, a nationwide provider of professional parking management. From September 2008 to January 2010, Mr. Marcum served as Vice Chairman, Acting President and Chief Executive Officer of Circuit City Stores, Inc., a specialty retailer of consumer electronics, home office products and entertainment software. Mr. Marcum has served as a member of the board of directors of Circuit City Stores, Inc. since June 2008. Circuit City Stores, Inc. filed for bankruptcy in November 2008. He is a limited partner of Tri-Artisan Capital Partners, LLC, a merchant banking firm, and served as an operating partner and operating executive of Tri-Artisan Capital Partners from 2004 until March 2008. From January 2005 to January 2006, he served in various capacities, including chief executive officer and director, of Ultimate Electronics, Inc., a consumer electronics retailer. Prior thereto, Mr. Marcum has served in various senior executive capacities for a variety of nationwide specialty retailers.  He received a Bachelor’s degree from Southern Connecticut State University in accounting and economics in 1980. The Board believes that Mr. Marcum’s contributions to the Board are well served by his extensive business background, his experience as a corporate executive of national retail establishments and his experience as a partner and executive of a merchant banking firm.

Election of officers

Our Board of Directors elects the officers of the Company on an annual basis and its officers serve until their successors are duly elected and qualified. No family relationships exist among any of our officers or directors.

Election of directors

Our Board of Directors is currently comprised of seven directors. At each annual meeting of stockholders, the successors to the directors then serving are elected to serve from the time of their election and qualification until the next annual meeting following their election or until their successors have been duly elected and qualified, or until their earlier death, resignation or removal. All of our current directors have been elected to serve until the annual meeting of stockholders to be held in 2010.

Audit Committee and Audit Committee Financial Expert

Our Board has appointed an Audit Committee each of whose members is, and is required to be, an “independent director” under the Listing Rules of NASDAQ. The members of our Audit Committee are Messrs. Mendelow, Cuneo, Cohen and Marcum, and Mr. Mendelow currently serves as its chairperson. In addition to being an “independent director” under the Listing Rules of NASDAQ, each member of the Audit Committee is an independent director under applicable SEC rules under the Securities Exchange Act of 1934. Our Board of Directors has also determined that Mr. Mendelow is the “audit committee financial expert,” as that term is defined under applicable SEC rules and NASDAQ Listing Rules, serving on the Audit Committee.

Our Audit Committee’s responsibilities include:

•	appointing, replacing, overseeing and compensating the work of a firm to serve as the registered independent public accounting firm to audit our financial statements;

•
discussing the scope and results of the audit with the independent registered public accounting firm and reviewing with management and the independent registered public accounting firm our interim and year-end operating results;

•	considering the adequacy of our internal accounting controls and audit procedures; and

•	approving (or, as permitted, pre-approving) all audit and non-audit services to be performed by the independent registered public accounting firm.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% owners are required by certain SEC regulations to furnish us with copies of all Section 16(a) forms received by us.

Based solely on our review of the copies of such forms received by it, we believe that during 2009, there was compliance with the filing requirements applicable to our officers, directors and greater than 10% common stockholders.

Code of Business Conduct

We have adopted a written code of business conduct that applies to our officers, directors and employees.  Copies of our code of business conduct are available, without charge, upon written request directed to our corporate secretary at Iconix Brand Group, Inc., 1450 Broadway, New York, NY 10018.

Item 11. Executive Compensation

Compensation Discussion and Analysis

The purpose of this Compensation Discussion and Analysis is to provide the information necessary for understanding the compensation philosophy, policies and decisions which are material to the compensation of our principal executive officer, our principal financial officer and our three other most highly compensated executive officers (we refer to these officers as our “named executive officers”) during 2009. This Compensation Discussion and Analysis will place in context the information contained in the tables and accompanying narratives that follow this discussion.

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

Our compensation program includes short-term elements, such as annual base salary, and in some cases, an annual incentive cash bonus, and long term elements such as equity-based awards through grants of restricted stock, restricted stock units and stock options. We believe that our compensation program incentivizes our named executive officers and other employees to execute on our goals and perform their job functions with excellence and integrity. We also take into account the roles played by each of our named executive officers and endeavor to individually customize their compensation packages to align the amount and mix of their compensation to their contributions to, and roles within, our organization. The compensation packages and structure for our chief executive officer, Mr. Neil Cole, and for our executive vice president, head of strategic development, David Blumberg, differ from those of our other named executive officers in light of the distinct role and responsibilities each such executive has within the Company. As Mr. Cole makes executive decisions that influence our direction and growth initiatives, his total compensation is intended to be strongly aligned with objective financial measures, including an annual bonus determined by criteria set forth in his employment agreement based upon our performance. As Mr. Blumberg is responsible for overseeing our merger and acquisition activities that influence our growth, a substantial portion of his total compensation is intended to be tied to our consummation of acquisitions that meet specified objective financial measures as set forth in his employment agreement.

We enter into employment agreements with senior officers, including our named executive officers, when the compensation committee determines that an employment agreement is in order for us to obtain a degree of certainty as to an executive’s continued employment in light of prevailing market conditions and competition for the particular position held by the officer, or where the compensation committee determines that an employment agreement is appropriate to attract an executive in light of market conditions, the prior experience of the executive or practices at our company with respect to other similarly situated executives. Based on these and any other factors then deemed relevant, in 2008 we  entered into new employment agreements with Messrs. Neil Cole, Warren Clamen and Andrew Tarshis, all of whom were executive officers at the time.  We also entered into a new employment agreement in February 2009 with Mr. Blumberg, our executive vice president and head of strategic development, and we entered into a new employment agreement in November 2009 with Mr. Shmidman, our executive vice president of operations. Messrs. Blumberg and Shmidman became executive officers in August 2009.

Forms of Compensation Paid to Named Executive Officers During 2009

During the last fiscal year, we provided our named executive officers with the following forms of compensation:

Base salary. Base salary represents amounts paid during the fiscal year to named executive officers as direct guaranteed compensation under their employment agreements for their services to us.

Equity-based awards. Awards of restricted stock units, shares of restricted stock and stock options are made under our 2006 Equity Incentive Plan and our 2009 Equity Incentive Plan, which was approved by our stockholders in August 2006 and August 2009, respectively. Shares of restricted stock that were issued subject to a vesting schedule cannot be sold until and to the extent the shares have vested. In 2009, we awarded shares of restricted stock, or in the case of Mr. Cole, performance-based stock units, to our named executive officers.  Some of the awards granted in 2009 related to employment agreements entered into during the year ended December 31, 2008 (“2008”), and were subject to stockholder approval of our 2009 Equity Incentive Plan due to the limited number of shares remaining for issuance under the 2006 Equity Incentive Plan. While we have not formally adopted any policies with respect to cash versus equity components in the mix of executive compensation, we feel that it is important to provide for a compensation mix that allows for acquisition of a meaningful level of equity ownership by our named executive officers in order to help align their interests with those of our stockholders.

Cash bonuses. Messrs. Cole, Clamen, Tarshis, Shmidman and Blumberg received cash bonuses in 2009.  Mr. Cole received a contractually guaranteed amount of $1,500,000 based upon the Company’s achievement of certain performance goals.  In May 2008, our stockholders adopted the Executive Incentive Bonus Plan discussed below.

Perquisites and other personal benefits. During 2009, our named executive officers received, to varying degrees, a limited amount of perquisites and other personal benefits that we paid on their behalf. These included, among other things:

•	payments of life insurance premiums; and

•	car allowances.

Objectives of Our Compensation Program

The compensation paid to our named executive officers is primarily structured into two broad categories:

•	base salary; and

•
incentive compensation, either in the form of equity-based awards under our various equity incentive and stock option plans; cash payments tied to the satisfaction of specified performance criteria set forth in the executive officers employment agreement and to a lesser degree certain of our named executive officers also have received discretionary cash bonuses not tied to specific pre established  performance criteria.

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

Determination of Compensation for Named Executive Officers

Compensation of chief executive officer. During 2009, the compensation of Mr. Cole, our chairman, president and chief executive officer was based on Mr. Cole’s employment agreement dated January 28, 2008, as amended on December 24, 2008, which agreement was effective as of January 1, 2008. In determining the salary and other forms of compensation for Mr. Cole, the compensation committee took into consideration Mr. Cole’s contribution to our growth over the past several years under his leadership, and his substantial experience and performance in the industry in general and with us in particular. The compensation committee also considered the increased responsibilities of Mr. Cole as a result of our diversification and the substantial growth experienced by our company during his tenure. The compensation committee believes that Mr. Cole’s compensation for 2009 as our principal executive officer reflects our performance during 2009 and his significant contributions to that performance.

See “Executive Compensation - Narrative to Summary Compensation Table and Plan-Based Awards Table - Employment Agreements” for further description of Mr. Cole's employment agreement.

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

With respect to the named executive officers, their compensation is based upon what we believe is a competitive base salary in view of our recent change of business strategy and accelerated growth goals. In conjunction with our compensation committee, we have assessed our total compensation program, and its components, and believe that it operates well to serve both our goals and the current, short-term and long-term compensation needs of the executive officers. We have implemented a stockholder approved Executive Incentive Bonus Plan in conformance with Section 162(m) of the Internal Revenue Code of 1986 (“Internal Revenue Code” or “Code”) for our named executive officers and other senior executives.  In 2009, only Mr. Cole received an award under the Executive Incentive Bonus Plan.

Compensation amounts for named executive officers are determined according to the level of seniority and position of the named executive officer. Generally, relatively greater emphasis is typically placed on the equity-based components of compensation so as to put a greater portion of total pay based on Company and individual performance.  We believe the combination of a competitive base compensation, coupled with an opportunity to significantly enhance overall individual compensation if individual and Company performance warrant such enhancement, yields an attractive compensation program that facilitates our recruitment and retention of talented executive personnel.

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

The following were contractual increases in the base salaries of our named executive officers from 2008 to 2009 as set forth on the table below:

Named Executive Officer	2008 Base Salary	2009 Base Salary	Change in Base	Percentage of 2008 Base Salary
Neil Cole	$1,000,000	$1,000,000	$-	0%
Warren Clamen	350,000	400,000	50,000	14%
Andrew Tarshis	350,000	400,000	50,000	14%
Yehuda Shmidman	250,000	350,000	100,000	40%
David Blumberg	*	400,000	-	0%

 * Mr. Blumberg’s employment with us commenced in 2009.

Equity-based awards. We currently make equity awards to our named executive officers pursuant to our 2009 Equity Incentive Plan and, to the extent available, under our 2006 Equity Incentive Plan, both of which provide for awards in the form of stock options, stock appreciation rights, restricted stock, unrestricted stock, stock units including restricted stock units, and performance awards to eligible persons. The mix of cash and equity-based awards, as well as the types of equity-based awards, granted to our named executive officers varies from year to year. Consideration has been given to various factors, such as the relative merits of cash and equity as a device for retaining and motivating the named executive officers, individual performance, an individual’s pay relative to others, contractual commitments pursuant to employment or other agreements, and the value of already-outstanding grants of equity in determining the size and type of equity-based awards to each named executive officer.  As of December 31, 2009, the number of shares remaining for issuance under the 2006 Equity Incentive Plan and 2009 Equity Incentive Plan was 76,653 and 2,173,978, respectively.

In 2009, we continued to utilize restricted stock as the primary form of equity compensation primarily because of the increased stock-based compensation expense associated with stock options and similar instruments under Accounting Standards Codification Topic 718 - Stock Compensation. This accounting standard, which we adopted as of January 1, 2006, requires us to record as compensation expense the grant date fair value of restricted stock over the life of the grant.

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

An initial grant when an executive officer is hired or otherwise becomes a named executive officer serves to help us to recruit new executives and to reward existing officers upon promotion to higher levels of management. Because these initial grants are structured as an incentive for employment, the amount of these grants may vary from executive to executive depending on the particular circumstances of the named executive officer and are usually recommended by the chief executive officer and approved by the appropriate committee.  No grants were awarded to any of our newly hired or appointed named executive officers at the time of their hire or appointment in 2009 although as noted below, restricted share grants were made later in 2009 to both Mr. Blumberg and Mr. Shmidman as well as to other of our executive officers under the terms of their respective employment agreements. Annual, time-vested grants of equity awards, as well as retention grants made in connection with renewals of employment agreements are designed so as to compensate our named executive officers for their contributions to our long-term performance.

Generally, restricted stock and stock option awards granted to named executive officers as either initial or annual performance grants or in connection with employment agreement renewals vest in equal installments over the term of the agreement, or a period determined by the nominating/governance committee or compensation committee, typically beginning on the first anniversary of the date of grant. Restricted stock grants for 2009 were as follows: Mr. Cole – 472,674 performance-based restricted stock units, Mr. Clamen – 72,166 shares of restricted stock, Mr. Tarshis – 72,166 shares of restricted stock, Mr. Shmidman – 76,954 shares of restricted stock, and Mr. Blumberg – 35,826 shares of restricted stock.  These grants vest over a one to three year period.  In addition, in 2009 Mr. Blumberg was granted an aggregate of 30,000 options as a result of the Company’s consummation of two acquisitions that met certain specified performance criteria set forth in his employment agreement; these options vested immediately.

Cash bonuses. In May 2008 our stockholders approved the Executive Incentive Bonus Plan, referred to as the bonus plan.  The purpose of the bonus plan is to promote the achievement of our short-term, targeted business objectives by providing competitive incentive reward opportunities to our executive officers who can significantly impact our performance towards those objectives. Further, the bonus plan enhances our ability to attract, develop and motivate individuals as members of a talented management team. The bonus plan is administered, and can be amended, by the compensation committee.  All awards are paid in cash.  Awards made under the bonus plan are subject to a participant achieving one or more performance goals established by the compensation committee. The performance goals may be based on our overall performance, and also may recognize business unit, team and/or individual performance. No payment will be made under the bonus plan unless the compensation committee certifies that at least the minimum objective performance measures have been met. Such performance measures may include specific or relative targeted amounts of, or changes in: earnings before interest, taxes, depreciation and amortization, herein referred to as EBITDA; revenues; expenses; net income; operating income; equity; return on equity, assets or capital employed; working capital; stockholder return; production or sales volumes; or certain other objective criteria.   In 2009, only our chairman, president and chief executive officer received a bonus under the bonus plan.

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

Additionally, cash bonuses are also covered by employment agreements with our executive officers.  Under his employment agreement, in 2009 our chairman, president and chief executive officer received two separate cash performance based bonuses pursuant to his employment agreement and the Executive Bonus Plan which aggregated to $1,500,000.  Mr. Cole earned $1,000,000 based on the Company’s achievement of approximately $163.1 million of EBITDA, which represents 100% of the targeted EBITDA established by the Board of Directors.  Also under his employment agreement, Mr. Cole earned $500,000 based on the Company’s revenue growth of approximately 7%, which puts it in the upper 50th percentile of companies compiled in the Standard & Poors Small Cap Retailing Index for 2009.  Also in 2009, Messrs. Clamen, Tarshis, and Shmidman received discretionary cash bonuses of $100,000, $100,000, and $216,667, respectively.  These bonuses were based upon both the individual performance of the executives and our overall performance but were not tied to any specified performance criteria. Further, in 2009 Mr. Blumberg received cash payments of $500,000 as a result of the Company’s consummation of two acquisitions that met certain specified performance criteria set forth in his employment agreement.

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

Perquisites. The perquisites provided to some or all of our executive officers are described below. Perquisites are generally provided, as applicable, in accordance with the executives’ employment agreements. Below is a list of material perquisites, personal benefits and other items of compensation we provided to our named executive officers in 2009, the total amount of each such item paid to all named executive officers and an explanation as to why we chose to pay the item.

Perquisite, Other Benefit or Other Item of Compensation (1)	Aggregate Amount of This Perquisite Paid to All Named Executive Officers in 2009	Additional Explanation for Offering Certain Perquisites
Car allowances	$92,791
Serves to defray the cost of owning and operating an automobile often used for business purposes; prevents us from having to own and maintain a fleet of automobiles and is a taxable benefit for the named executive officer.

Life Insurance Premiums	$22,000	Reduces risk to the beneficiaries of executives in the event of the death of the executive.

(1)	Perquisites are generally granted as part of our executive recruitment and retention efforts.

Other matters. The compensation committee has not historically engaged consultants with respect to executive compensation matters. However, in 2007 and 2008, the compensation committee engaged an outside consulting firm, James F. Reda & Associates LLC for advice in connection with the negotiation of the employment agreement for our chief executive officer, which agreement was entered into in January 2008 and amended in December 2008. James F. Reda & Associates LLC was not engaged by the compensation committee in 2009 and did not otherwise provide services to us during 2009. Our board of directors has not established a policy for the adjustment of any compensation award or payment if the relevant performance measures on which they are based are restated or adjusted. Our board of directors has not established any security ownership guidelines for executive officers.

Tax Deductibility and Accounting Ramifications

The compensation committee generally takes into account the various tax and accounting ramifications of compensation paid to our executives. When determining amounts of equity-based grants to executives the compensation committee also considers the accounting expense associated with the grants.

Our 2009 Equity Incentive Plan, our 2006 Equity Incentive Plan, our 2008 Executive Incentive Bonus Plan and our other plans are intended to allow us to make awards to executive officers that are deductible under the Section 162(m) of the Code, which otherwise sets limits on the tax deductibility of compensation paid to a company’s most highly compensated executive officers. The compensation committee will continue to seek ways to limit the impact of Section 162(m). However, the compensation committee also believes that the tax deduction limitation should not compromise our ability to maintain incentive programs that support the compensation objectives discussed above or compromise our ability to attract and retain executive officers. Achieving these objectives and maintaining flexibility in this regard may therefore result in compensation that is not deductible by Iconix for federal income tax purposes.

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

Compensation Committee Interlocks and Insider Participation

None of the directors on our compensation committee is or was formerly an officer or employee of the Company or had any relationship or related person transaction requiring disclosure under the rules of the Securities and Exchange Commission. During 2009, none of our executive officers served on the board of directors or the compensation (or equivalent) committee of any other entity that has officers that serve on our Board of Directors or on our compensation committee. In addition, none of the members of our compensation committee were formerly, or during 2009, employed by us in the capacity as an officer or otherwise.

The members of our compensation committee are, and during 2009 were, Messrs. Mendelow, Cuneo, Emanuel and Friedman. Mr. Friedman currently serves as its chairperson.

Compensation Committee Report

The compensation committee of our Board of Directors has reviewed and discussed with management the Compensation Discussion and Analysis for 2009 appearing in this Report.  Based on such reviews and discussions, the compensation committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Report for filing with the SEC.

COMPENSATION COMMITTEE

Mark Friedman, Chairperson
Steven Mendelow
Barry Emanuel
Drew Cohen
F. Peter Cuneo

SUMMARY COMPENSATION TABLE

The following table includes information for 2009, 2008, and 2007 with respect to our named executive officers.

Summary Compensation Table

		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non- qualified Deferred Compensation Earnings	All Other Compensation		Total
Name and		($)	($)	($)	($)	($)	($)	($)		($)
Principal Position	Year	(a)	(b)	(c)	(d)	(e)	(f)	(g)		(h)
Neil Cole	2009	$1,000,000	$-	$8,309,609	$-	$1,500,000	$-	$42,791	(1)	$10,852,400
President and Chief Executive Officer	2008	$1,000,000	$500,000	$30,400,008	$-	$500,000	$-	$53,264	(1)	$32,453,272

	2007	$600,000	$649,000	$-	$-	$-	$-	$40,904	(1)	$1,289,904

Warren Clamen(3)	2009	$356,806	$100,000	$1,235,494	$-	$-	$-	$18,000	(2)	$1,710,369
Executive Vice President and Chief Financial Officer	2008	$306,250	$50,000	$80,501	$-	$-	$-	$18,000	(2)	$454,751

	2007	$279,167	$-	$100,000	$-	$-	$-	$18,000	(2)	$397,167

Andrew Tarshis(3)	2009	$356,806	$100,000	$1,235,494	$-	$-	$-	$18,000	(2)	$1,710,369
Executive Vice President and General Counsel	2008	$306,250	$50,000	$80,501	$-	$-	$-	$18,000	(2)	$454,751

	2007	$281,250	$-	$100,000	$-	$-	$-	$18,000	(2)	$399,250

Yehuda Shmidman(4)	2009	$262,121	$216,667	$956,219	$-	$-	$-	$18,000	(2)	$1,453,007
Executive Vice President, Operations	2008	$-	$-	$-	$-	$-	$-	$-		$-

	2007	$-	$-	$-	$-	$-	$-	$-		$-

David Blumberg(5)	2009	$400,000	$-	$453,915	$220,465	$500,000	$-	$18,000	(2)	$1,592,380
Executive Vice President, Head of Strategic Development	2008	$-	$-	$-	$-	$-	$-	$-		$-

	2007	$-	$-	$-	$-	$-	$-	$-		$-

(a)      Salary includes, as applicable, base salary, pro-rated salaries for changes made to base salary during the year, as defined in the employment agreements.

(b)     Bonuses are discretionary, fixed incentive, and/or percentage incentive, as provided for in the applicable employment agreements. For 2009, Mr. Cole received cash performance based bonuses of $1,000,000 and $500,000 for a total of $1,500,000, pursuant to his employment agreement and the Executive Bonus Plan. The performance targets for 2009 were as follows: $1,000,000 was earned for the Company's achievement of approximately $163.1 million of EBITDA, which represents 100% of the targeted EBITDA established by the Board of Directors; $500,000 was earned for the Company’s achievement of 7% revenue growth, which puts it in the upper 50th percentile of companies compiled in the Standard & Poors Small Cap Retailing Index for 2009. In accordance with SEC rules, the 2009 and 2008 performance-based bonuses paid to Mr. Cole have been reflected in this table under the Non-Equity Incentive Plan Compensation column. For 2009, Messrs. Clamen and Tarshis each received discretionary cash bonuses of $100,000 respectively, pursuant to their employment agreements or otherwise and Mr. Shmidman received a $150,000 cash bonus as specified under his employment agreement and an additional discretionary bonus of $66,667. For the year ended December 31, 2008, Messrs. Clamen and Tarshis each received cash bonuses of $50,000 pursuant to their employment agreements. For the year ended December 31, 2008, Mr. Cole received a cash sign-on bonus in the amount of $500,000 in connection with his new employment agreement. Mr. Cole also received a cash performance based bonus of $500,000 in 2008 pursuant to his employment agreement and the Executive Bonus Plan. The performance target for 2008 was the Company’s achievement of approximately $150 million of EBITDA, which represents 80% of the targeted EBITDA established by the Board of Directors. For the year ended December 31, 2007, Mr. Cole earned a cash bonus for reaching certain EBITDA targets which were determined pursuant to the terms of his prior employment agreement.

(c)      The amounts shown in this column represent the aggregate grant date fair value in 2009, 2008 and 2007 with respect to shares of restricted stock and stock options. The 2007 and 2008 award values were recalculated from amounts shown in prior filings made by us with SEC to reflect their grant date fair values, as required by SEC rules effective for 2010. See Note 6 to Notes to the Consolidated Financial Statements included in this Report for a discussion for the relevant assumptions used in calculating grant date fair value.

(d)      Option awards include, as applicable, Iconix options and equity-based compensation instruments that have option-like features and amounts represent grant date fair value.

(e)      Non-equity incentive plan compensation represents the dollar value of all amounts earned during the fiscal year  pursuant to non-equity incentive plans. There was no such compensation for 2009, 2008 and 2007 other than the cash payments of  $250,000  Mr. Blumberg received upon the Company’s consummation of each of two acquisitions that had a “value” (as defined in his employment agreement) of less than $30 million and the performance-based payments received by Mr. Cole in 2009 and 2008 described in footnote (b) above.
 .
 (f)      Change in pension value and non-qualified deferred compensation earnings represents the aggregate increase in actuarial value to the named executive officer of all defined benefit and actuarial plans accrued during the year and earnings on non-qualified deferred compensation. There were no defined benefit plans, actuarial plans, or non-qualified deferred compensation for 2009, 2008 and 2007.

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

(4)      Mr. Shmidman has served as our executive vice president of operations since August 2009.  Prior to August 2009, Mr. Shmidman served as our Senior Vice President.  Compensation information for 2008 and 2007 is not provided since Mr. Shmidman was not an executive officer during those years.

(5)      Since February 2009 Mr. Blumberg has served as our Head of Strategic Development and he became an executive officer in August 2009 when he assumed the position of executive vice president-head of strategic development.  Prior to February 2009, Mr. Blumberg served the Company as a full-time consultant overseeing the Company’s mergers and acquisitions activities.

GRANTS OF PLAN-BASED AWARDS

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh) ($)	Closing Price of Common Stock Units on Date of Grant ($)	Grant Date Fair Value of Stock and Option Awards
Neil Cole	8/13/09	-	-	-	472,674	472,674	-	-	-	-	17.58	$8,309,609

Warren Clamen	6/5/09	-	-	-	-	-	-	1,624	-	-	15.39	$24,993
	9/22/09	-	-	-	-	-	-	70,542	-	-	17.16	$1,210,501

Andrew Tarshis	6/5/09	-	-	-	-	-	-	1,624	-	-	15.39	$24,993
	9/22/09	-	-	-	-	-	-	70,542	-	-	17.16	$1,210,501

Yehuda Shmidman	6/5/09	-	-	-	-	-	-	2,166	-	-	15.39	$33,335
	11/18/09	-	-	-	-	-	-	74,788	-	-	12.34	$922,884

David Blumberg	9/22/09	-	-	-	-	-	-	15,000	-	17.16	-	$148,424
	10/30/09	-	-	-	-	-	-	15,000	-	11.66	-	$72,041
	12/31/09	-	-	-	-	-	-	35,826	-	-	12.67	$453,915

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

Pursuant to the terms of the employment agreement Mr. Cole has been granted 1,181,684 time-vested restricted common stock, or RSUs, and 787,789 performance-based restricted common stock units, or PSUs, under our 2006 Equity Incentive Plan and 2009 Equity Incentive Plan. The RSUs vest in five substantially equal annual installments commencing on December 31, 2008, subject to Mr. Cole’s continuous employment with us on the applicable vesting date, and the PSUs are subject to vesting based on our achievement of the following performance goals: 50% is tied to the achievement of EBITDA growth, 25% is tied to the achievement of market cap growth, and 25% is tied to the achievement of stock price growth. Both grants are subject to forfeiture upon the termination of Mr. Cole’s employment under certain circumstances. In addition, Mr. Cole’s ability to sell or otherwise transfer the common stock underlying the RSUs and the PSUs while he is employed by us is subject to certain restrictions.

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

Pursuant to Mr. Cole’s prior employment agreement (which expired on December 31, 2007 and was replaced by the new employment agreement described above) with us, Neil Cole, served as our President and Chief Executive Officer at an annualized base salary of $500,000 in 2005, $550,000 in 2006 and $600,000 in 2007. In addition, under Mr. Cole's prior employment agreement, Mr. Cole received bonus payments in 2005 and 2007.

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

Pursuant to the terms of the Clamen/Tarshis employment agreements, they each received an award of 70,542 shares of our common stock in 2009. The shares vest in three equal annual installments with the first installment vesting on November 11, 2009, subject to acceleration under certain circumstances set forth in the Clamen/Tarshis employment agreements. Each executive is also entitled to various benefits, including benefits available to our other senior executives and certain automobile, life insurance and medical benefits.

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

Yehuda Shmidman

On November 17, 2009 we entered into  a new employment agreement with Yehuda Shmidman, herein referred to as the Shmidman employment agreement.  The Shmidman employment agreement provides for the employment of Mr. Shmidman as our executive vice president of operations for a term of three years.

Under the Shmidman employment agreement, Mr. Shmidman is entitled to an annual base salary of not less than $350,000, $375,000 and $400,000, during the first, second and third years of the term of his employment agreement.  In addition, under the employment agreement Mr. Shmidman was entitled to receive a bonus of $150,000 in 2009 and commencing in 2010 he became eligible to participate in our executive bonus program and is eligible to receive bonuses of up to 100% of his base salary or such maximum amount available under any executive bonus program generally applicable to our senior executives.

Pursuant to the terms of the Shmidman employment agreement, Mr. Shmidman received an award of 74,788 shares of our common stock. The shares vest in three equal annual installments with the first installment vesting on November 16, 2010, subject to acceleration under certain circumstances set forth in the Shmidman employment agreement. Mr. Shmidman is also entitled to various benefits, including benefits available to our other senior executives and certain automobile, life insurance and medical benefits.

Under the Shmidman employment agreement, if Mr. Shmidman’s employment is terminated by us for “cause” or by himself without “good reason” (as defined in the Shmidman employment agreement), he will receive his earned and unpaid base salary through the date of termination and shares of common stock in respect of any of his already vested stock awards.  If an Mr. Shmidman’s employment is terminated by us without cause or by Mr. Shmidman for good reason, he will receive, in addition to the foregoing, an amount equal to his applicable base salary for the remaining term of the Shmidman employment agreement plus any prior year bonus and a pro rata bonus.  In addition, any unvested portion of his stock award will vest.  If the employment of Mr. Shmidman is terminated by us without cause or by him for good reason within 12 months of a “change in control” (as defined in the Shmidman employment agreement), in addition to the foregoing payments he will also receive an amount equal to $100 less than three times the executive’s “annualized includable compensation for the base period” (as defined in the Internal Revenue Code). If Mr. Shmidman’s employment terminates as a result of his disability or death, he or his estate will be entitled to any earned and unpaid base salary, plus any prior year bonus and pro rata bonus.  In addition, any unvested portion of his stock award will vest.

The Shmidman employment agreement also contains certain non-competition and non-solicitation covenants restricting such activities for certain specified periods.

The prior employment agreement between us and Mr. Shmidman covered periods prior to November 17, 2009, and is summarized below.

Effective November 6, 2006, we entered into an employment agreement with Yehuda Shmidman which provided for him to serve as our vice president until November 5, 2009, subject to earlier termination as specified in the agreement (this agreement expired on November 5, 2009). This agreement was superseded by Mr. Shmidman’s new employment agreement dated November 17, 2009.  Mr. Shmidman’s prior employment agreement provided for him to receive a base salary of no less than $150,000 per year for the year ending November 5, 2007, no less than $200,000 for the year ending November 5, 2008, and no less than $250,000 for the year ended November 5, 2009, plus certain fringe benefits. In addition, under the prior employment agreement Mr. Shmidman was eligible to participate in any executive bonus program that we had in effect during the term of the employment agreement. Pursuant to this prior employment agreement, in November 2006, we granted Mr. Shmidman 17,626 shares of our restricted common stock, which vested in three equal annual installments commencing on November 5, 2007.

David Blumberg

On February 26, 2009, we entered into an employment agreement with Mr. David Blumberg effective as of January 1, 2009 that provides for the employment of Mr. Blumberg as our Head of Strategic Development for a three-year term. From November 2006 until the commencement of his employment with us in 2009, Mr. Blumberg provided consulting services to us.

Under the employment agreement, Mr. Blumberg is entitled to an annual base salary of not less than $400,000. In addition, Mr. Blumberg is entitled to payments after the closing by us or our subsidiaries of an “acquisition” (as defined in the employment agreement)  in or of any entity, business, brand, trademark, service mark, patent, license, revenue stream or other asset during the term of the agreement and, under certain circumstances, for a 90 day period after termination of the agreement. Subject to an annual acquisition payment cap of 2.5 times his then current base salary (a current annual $1 million cap), Mr. Blumberg will receive $500,000 for acquisitions that have a “value” (as defined in the employment agreement), of $30 million or more and $250,000 for acquisitions with a lesser “value”. Under Mr. Blumberg’s  employment agreement,  the value of an acquisition generally shall means the projected gross revenue stream to be derived by us from such acquisition during the first complete year following the closing of the acquisition, subject to certain adjustments such as deductions for operational and  transaction expenses.

In addition, under the employment agreement Mr. Blumberg is also entitled to receive an award of up to 107,476 shares of our common stock, referred to as the award shares. For each acquisition that closes during a calendar year the Company one sixth of the shares will vest at the end of such calendar year subject to an annual vesting cap specified in the employment agreement. On December 31, 2009 a total of  35,826 of the award shares were granted to Mr. Blumberg and vested. To date the Company has not granted the balance of the award to Mr. Blumberg. Any of the Award shares that would have vested in a particular year but for the cap instead will vest on December 31, 2011, subject to certain forfeiture provisions. Mr. Blumberg is also entitled to various benefits, including benefits available to our other senior employees including an automobile allowance and certain life insurance and medical and dental benefits.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information with respect to outstanding equity-based awards at December 31, 2009 for our named executive officers.

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options Exerciseable	Number of Securities Underlying Unexercised Options Unexerciseable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested		Vesting Date of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Name	(#)(a)	(#)	(#)	($)		(#)			($)	(#)		($)
Neil Cole(1)	245,366	-	-	$1.25	8/18/2010	236,337	(1)	12/31/2010	$2,994,390	157,558	(2)	$1,996,260
	76,500	-	-	2.30	10/26/2011	236,337	(1)	12/31/2011	2,994,390	157,558	(2)	1,996,260
	273,500	-	-	2.30	10/26/2011	236,337		12/31/2012	2,994,390	157,558	(2)	1,996,260
	600,000	-	-	2.75	4/23/2012	-		-	-	78,779		998,130
	15,000	-	-	4.41	5/22/2012	-		-	-	118,168		1,497,189
	800,000	-	-	4.62	3/29/2015	-		-	-	-		-
	200,000	-	-	10.00	12/28/2015	-		-	-	-		-

Warren Clamen	60,000	-	-	$5.06	3/9/2015	2,982		4/11/2010	$37,769	-		-
	50,000	-	-	10.00	2/28/2015	1,624		6/5/2010	20,576	-		-
	-	-	-	-	-	23,514		11/11/2010	297,922	-		-
	-	-	-	-	-	23,514		11/11/2011	297,922	-		-

Andrew Tarshis	10,000	-	-	$8.81	7/22/2015	2,982		4/11/2010	$37,769	-		-
	-	-	-	-	-	1,624		6/5/2010	20,576	-		-
						23,514		11/11/2010	297,922	-		-
						23,514		11/11/2011	297,922	-		-

Yehuda Shmidman	10,000	-	-	$8.58	10/31/2015	24,930		11/16/2010	$315,863	-		-
	10,000	-	-	10.00	12/28/2015	24,930		11/16/2010	315,863	-		-
		-	-	-	-	24,929		11/16/2010	315,850	-		-
						2,166		6/5/2010	27,433
						4,979		4/11/2010	63,084

David Blumberg (3)	30,000	-	-	$20.18	3/9/2017	-		-	-	-		-
	55,000	-	-	20.40	3/30/2017	-		-	-	-		-
	55,000	-	-	23.66	10/3/2017	-		-	-	-		-
	30,000	-	-	20.02	12/17/2017	-		-	-	-		-
	20,000	-	-	6.65	10/2/2018	-		-	-	-		-
	15,000	-	-	17.16	9/22/2019	-		-	-	-		-
	15,000	-	-	11.66	10/30/2019	-		-	-	-		-
	15,000	-	-	11.66	10/30/2019	-

(1)
Mr. Cole was granted 1,181,684 RSUs, and 571,150 performance-based restricted common stock units, or PSUs, on February 19, 2008 pursuant to his employment agreement with us. On December 24, 2008, Mr. Cole agreed, in an amendment to his employment agreement, to defer the issuance of 1,181,684 shares of common stock underlying the RSUs until the earlier of (i) the date Mr. Cole is no longer employed by either (a) us or (b) any corporation or other entity owning, directly or indirectly, 50% or more of our outstanding common stock, or in which we or any such corporation or other entity owns, directly or indirectly, 50% or more of the outstanding capital stock (determined by aggregate voting rights) or other voting interests or (ii) a change in control (as defined in the employment agreement). In consideration of Mr. Cole's agreement to delay the distribution to him of such shares of our common stock to which he will be entitled to receive under the RSUs as noted above, the agreement also provided for the award to Mr. Cole of an annual cash bonus to be granted under our executive incentive bonus plan, in the amount equal to $500,000 for each of the four completed calendar years commencing with the calendar year from January 1, 2009 through December 31, 2009, and ending with the calendar year from January 1, 2012 through December 31, 2012 if either one of two performance measures specified in the agreement have been satisfied. The 1,181,684 RSUs continue to vest in five substantially equal installments on each December 31st, beginning on December 31, 2008 and subject to Mr. Cole's continuous employment with us, although the delivery of the shares underlying such RSUs has been deferred as described above.

(2)
As noted above, Mr. Cole was granted 1,181,684 RSUs and 571,150 PSUs on February 19, 2008 pursuant to his employment agreement with us. On May 21, 2008, Mr. Cole entered into an agreement with us that provided for the rescission of 256,034 of the previously granted 571,150 PSUs, which rescinded PSUs were then added to 216,639 additional PSUs was entitled to under his employment agreement(a total of 472,673 PSUs). These 472,673 PSUs were granted to Mr. Cole in 2009.

The 669,621 PSUs reflected in the table represent the unvested portion of the 787,790 PSUs granted to Mr. Cole under the terms of his employment agreement. In February 2009, the Compensation Committee determined that the $147 million EBITDA target was achieved, and, therefore, Mr. Cole earned 78,779 of 157,558 PSU's that he was eligible to receive for the year ended December 31, 2008. In February 2010, the Compensation Committee determined that the $160 million EBITDA target was achieved, and, therefore, Mr. Cole earned 39,390 of 157,558 PSU's that he was eligible to receive for the year ended December 31, 2009. The other performance goals involving market capitalization and share price were not achieved.

(3)	At December 31, 2009 Mr. Blumberg had been awarded 35,826 of 107,476 shares of common stock issuable under his employment agreement. All of the 35,826 shares vested on such date.

Grant dates and vesting dates for all outstanding equity awards at December 31, 2009 are as follows:

Name	Number of Securities Underlying Unvested Restricted Stock	Number of Securities Underlying Unexercised Options Exerciseable	Grant Date	Vesting Date
	(#)	(#)
Neil Cole	-	245,366	8/18/2000	8/18/2000
	-	76,500	10/26/2001	10/26/2001
	-	273,500	10/26/2001	10/26/2001
	-	200,000	4/23/2002	2/1/2003
	-	200,000	4/23/2002	2/1/2004
	-	200,000	4/23/2002	2/1/2005
	-	15,000	5/22/2002	5/22/2002
	-	800,000	3/29/2005	3/29/2005
	-	200,000	12/28/2005	12/28/2005
	236,337	-	1/28/2008	12/31/2009
	39,390	-	1/28/2008	12/31/2009
	78,779	-	1/28/2008	12/31/2012
	236,337	-	8/13/2009	12/31/2010
	236,337	-	8/13/2009	12/31/2011
	236,337	-	8/13/2009	12/31/2012
	118,168	-	8/13/2009	12/31/2012
	157,558	-	8/13/2009	12/31/2010
	157,558	-	8/13/2009	12/31/2011
	157,558	-	8/13/2009	12/31/2012

Warren Clamen	-	60,000	3/9/2005	6/1/2005
	-	50,000	12/28/2005	12/28/2005
	2,982	-	4/11/2008	4/11/2010
	1,624	-	6/5/2009	6/5/2010
	23,514	-	9/22/09	11/10/2010
	23,514	-	9/22/09	11/10/2011

Andrew Tarshis	-	10,000	7/22/2005	7/22/2005
	2,982	-	4/11/2008	4/11/2010
	1,624	-	6/5/2009	6/5/2010
	23,514	-	9/22/09	11/10/2010
	23,514	-	9/22/09	11/10/2011

Yehuda Shmidman	-	10,000	10/31/2005	10/31/2005
	-	10,000	12/28/2005	12/28/2005
	4,979	-	4/11/2008	4/11/2010
	2,166	-	6/5/2009	6/5/2010
	24,930	-	11/17/2009	11/16/2010
	24,929	-	11/17/2009	11/16/2011
	24,929	-	11/17/2009	11/16/2011

David Blumberg	-	30,000	3/9/2007	3/9/2007
	-	55,000	3/30/2007	3/30/2007
	-	55,000	10/3/2007	10/3/2007
	-	30,000	12/17/2007	12/17/2007
	-	20,000	10/2/2008	10/2/2008
	-	15,000	9/22/2009	9/22/2009
	-	15,000	10/30/2009	10/30/2009
	35,826		12/31/2009	12/31/2009

OPTION EXERCISES AND STOCK VESTED

The following table sets forth certain information regarding exercise of options and vesting of restricted stock held by our named executive officers during the year ended December 31, 2009.

	Number of Shares Acquired on Exercise(2)	Value Realized on Exercise(1)	Number of Shares Acquired on Vesting		Value Realized on Vesting
Name	(#)	($)	(#)		($)
Neil Cole	361,759	$5,021,419	236,337	(3)	$2,994,390
			39,390	(3)	499,071

Warren Clamen	-	-	2,981		$32,880
	-	-	23,514		284,990

Andrew Tarshis	-	-	2,981		$32,880
			6,154		105,603
	-	-	23,514		284,990

Yehuda Shmidman	5,000	$28,250	4,979		$54,918
	5,000	28,000	5,875		70,559

David Blumberg	-	-	35,826		$453,915

(1)	Included in this column is the aggregate dollar amount realized by the named executive officer upon exercise of the options.

(2)
The number of shares reflects the gross amount issued upon the exercise of the options and does not give effect to the withholding of a portion of the shares by the Company to satisfy certain withholding tax liability of the person exercising the options.

(3)
Includes 236,337 shares of common stock underlying RSU's that vested on December 31, 2009 and 39,390 shares of common stock underlying PSU's that were deemed earned by the compensation committee for the year ended December 31, 2009 as more fully discussed in footnote 2 to the table of Outstanding Equity Awards at Fiscal Year-End. The delivery of the 236,337 shares of common stock underlying the RSU's was deferred, as more fully discussed in footnote 1 to the table of Outstanding Equity Awards at Fiscal Year-End.

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

Except as provided in the footnotes below, the following table provides the term of such covenants following the termination of employment as it relates to each named executive officer:

Covenant	Neil Cole	Warren Clamen	Andrew Tarshis	Yehuda Shidman	David Blumberg

Confidentiality	Infinite duration	Infinite duration	Infinite duration	Infinite duration	Infinite duration

Non-solicitation	Two years	Three years(1)	Three years(1)	Three years(1)	Two years(3)

Non-competition	One year	Two years(1)	Two years(1)	Three years(1)	Three years(3)

Non-interference	(2)	Three years(1)	Three years(1)	Three years(1)	Two years(3)

Non-disparagement	Five years	None	None	None	None

(1)	Covenant runs from the date of the executive’s current employment agreement.

(2)
Mr. Cole’s employment agreement with us provides that during the term and a period of (i) two years thereafter, Mr. Cole cannot solicit our employees and (ii) one year thereafter, Mr. Cole cannot solicit our customers.

(3)	Covenant runs from the date the executive’s employment is terminated.

Termination Payments (without a change in control)

The table below includes a description and the amount of estimated payments and benefits that would be provided by us (or our successor) to each of the named executive officers under each employment agreement, assuming that a termination circumstance occurred as of December 31, 2009 and a “change in control” had not occurred:

		Estimated Amount of Termination Payment to:
Type of Payment	Termination Event	Neil Cole(1)			Warren Clamen		Andrew Tarshis		Yehuda Shmidman		David Blumberg

Payment of earned but unpaid salary, unreimbursed expense, and accrued but unused vacation time (2)	Termination for Cause or by executive without Good Reason		none		none		none		none		none

Earned but unpaid bonuses (2)	Termination without Cause or by executive for Good Reason, death or disability		none		none		none		none		none

Lump Sum Severance Payment	Termination without Cause or by executive for Good Reason		$4,500,000	(3)	$744,110	(4)	$744,110	(4)	$1,036,644	(4)	800,000	(4)

Pro rata portion of current year bonuses	Death, termination without Cause, or termination by executive for Good Reason	$	none	(6)	none	(5)	none	(5)	none	(5)	none	(6)

Continued coverage under medical, dental, hospitalization and life insurance plans	Death, termination without Cause, or termination by executive for Good Reason		$45,815		$1,112		$38,939		38,669		39,074

1  Upon Mr. Cole's termination without cause by us or for good reason by Mr. Cole, 75% of the then remaining unvested restricted  stock units shall immediately vest, and the portion of performance based units shall become vested on the achievement of the performance goals through the date of termination.

2  At December 31, 2009, each named executive officer is assumed to have received all such payments.

3  Payable one half in monthly installments, and half on December 31, 2009.

4  These amounts are payable in lump sum within 30 days of termination.

5  All such bonuses are discretionary.

6 All such bonuses are performance based.

Change in Control Payments

In lieu of the lump sum severance payment upon termination without a change of control, Mr. Cole is entitled to a lump sum payment equal to three times his base salary plus three times his average annual bonus for the last three years upon termination following a change in control.

In addition to the payments made upon termination by the Company without cause or termination by the executive for good reason, the employment agreements with Messrs Tarshis, Clamen, Shmidman and Blumberg provide that, if, within twelve months of a “change in control,” their employment is terminated by us without “cause” or they terminate their employment with us for “good reason,” as all such terms are defined in each employment agreement, we are obligated to make a lump-sum severance payment to each such named executive officer equal to $100 less than three times the named executive officer’s “annualized includable compensation for the base period” (as defined in Section 280G of the Internal Revenue Code).

Under the circumstances described above, all of the named executive officers were entitled to an accelerated vesting and payment of stock options and restricted stock awards granted to that named executive officer. However, the sum of any lump sum payments, the value of any accelerated vesting of stock options and restricted stock awards, and the value of any other benefits payable to the named executive officer, with the exception of Mr. Cole, may not equal or exceed an amount that would constitute an “excess parachute payment” (as defined in Section 280G of the Internal Revenue Code).  With respect to Mr. Cole, such payment is due within 60 days of December 31, 2009.

The following table quantifies the estimated maximum amount of payments and benefits under our employment agreements and agreements relating to awards granted under our equity incentive and stock option plans to which the named executive officers would have been entitled upon termination of employment if we had terminated their employment without cause within twelve (12) months following a “change in control” of our Company that (by assumption) occurred on December 31, 2009 and prior to the expiration of any employment agreements.

	Cash Severance Payment		Continuation of Medical/Welfare Benefits (Present Value)	Present Value of Accelerated Vesting of Equity Awards	Present Value of Accelerated Payment of Bonus	Total Termination Benefits
Name	($)(1)		($)	($)(1)	($)	($)
Neil Cole	$6,149,000	(2)	$39,741	$3,805,802	$-	$9,994,543
Warren Clamen	2,602,298	(3)	1,085	81,838	-	2,685,221
Andrew Tarshis	2,029,854	(4)	33,705	81,838	-	2,145,397
Yehuda Shmidman	2,202,906	(5)	33,705	241,885	-	2,478,496
David Blumberg	1,999,900	(6)	33,705	583,595	-	2,617,200

(1)	This amount represents the unrealized value of the unvested portion of the respective named executive officer’s restricted stock based upon the closing price of our common stock on December 31, 2009.

(2)	Payable within 60 days of termination.

(3)	$745,205 is payable within 30 days of termination. The difference is due within 15 days of termination

(4)	$745,205 is payable within 30 days of termination. The difference is due within 15 days of termination.

(5)	$1,082,808 is payable within 30 days of termination. The difference is due within 15 days of termination.

(6)	$ 800,000 is payable within 30 days of termination. The difference is due within 15 days of termination.

Director Compensation

The compensation committee determined that for each full year of service as a director of our company during 2009, each non-employee member of the Board would receive a cash payment of $40,000, payable 50% on or about each January 1 and 50% on or about each July 1, and 4,000 restricted shares of common stock vesting 100% on July 1 of each year. In addition, the compensation committee determined that the audit committee chair would receive an annual stipend of $15,000, and the chairs of the compensation committee and nominating and governance committee would receive an annual stipend of $10,000, each payable each July 1.

The following table sets forth compensation information for 2009 for each member of our Board of Directors who is not also an executive officer. An executive officer who serves on our Board does not receive additional compensation for serving on the Board. See Summary Compensation Table and Grants of Plan-Based Awards Table for disclosures related to our Chairman of the Board, President and Chief Executive Officer, Neil Cole.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)(2)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Barry Emanuel	40,000	38,240	—	—	—	—	78,240
Steven Mendelow	55,000	38,240	—	—	—	—	93,240
Drew Cohen	50,000	38,240	—	—	—	—	88,240
F. Peter Cuneo	40,000	38,240	—	—	—	—	78,240
Mark Friedman	50,000	38,240	—	—	—	—	88,240
James A. Marcum	40,000	38,240	—	—	—	—	78,240

(1)
Represents the aggregate grant date fair value. See Note 6 to Notes to the Consolidated Financial Statements included in this Report for a discussion for the relevant assumptions used in calculating grant date fair value.

(2)
At December 31, 2009 Mr. Marcum had 3,515 shares of restricted stock that had not vested. In addition, at December 31, 2009 our non-employee directors owned the following unexercised options - Drew Cohen 50,000; Barry Emanuel - 191,173; and Steven Mendelow - 100,250.

Director Compensation for 2010.  For 2010, each non-employee member of the Board will receive an annual cash payment of $50,000, payable 50% on or about January 1 and 50% on or about each July 1, 2010 and an award of 7,776 restricted shares of our common stock vesting on July 1, 2010.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table presents information regarding beneficial ownership of our common stock as April 19, 2010 by each of our directors and our named executive officers, all of our executive officers and directors, as a group, and each person known by us to beneficially hold more than five percent of our common stock, based on information obtained from such persons.

Unless indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all securities beneficially owned, subject to community property laws where applicable. The shares “beneficially owned” by a person are determined in accordance with the definition of “beneficial ownership” set forth in the regulations of the SEC and, accordingly, shares of our common stock underlying options, warrants, restricted stock units and other convertible securities that are exercisable or convertible within 60 days of April 19, 2010 and shares of our common stock underlying restricted stock awards that vest within 60 days of April 19, 2010 are deemed to be beneficially owned by the person holding such securities and to be outstanding for purposes of determining such holder’s percentage ownership. The same securities may be beneficially owned by more than one person.

Percentage ownership is based on  72,184,712 shares of our common stock outstanding as of  April 19, 2010. The address for each beneficial owner, unless otherwise noted, is c/o Iconix Brand Group, Inc. at 1450 Broadway, New York, New York 10018.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned		Percentage of Company’s Outstanding Common stock Beneficially Owned
Neil Cole	2,821,209	(1)	3.5%
Warren Clamen	135,877	(2)	*
Andrew Tarshis	33,511	(3)	*
Yehuda Shmidman	27,029	(4)	*
David Blumberg	245,842	(5)	*
Barry Emanuel	201,753	(6)	*
Steven Mendelow	196,688	(7)	*
Drew Cohen	67,382	(8)	*
F. Peter Cuneo	112,000		*
Mark Friedman	26,364		*
James A. Marcum	18,544		*

Baron Capital Group, Inc.
767 Fifth Avenue
New York, NY 10153	3,750,000	(9)	5.2%

FMR LLC
82 Devonshire Street
Boston, MA 02109	10,738,131	(10)	14.9%

Black Rock Inc.
40 East 52nd Street
New York, NY 10022	6,339,529	(11)	8.8%

Neuberger Berman Group LLC
Neuberger Berman LLC
605 Third Avenue
New York, NY 10158	4,779,687	(12)	6.6%

All directors and executive officers as a group (11 persons)	3,886,199	(13)	5.2%

*         Less than 1%
(1)
Includes (i) 2,210,366 shares of common stock issuable upon exercise of options (ii) 472,674 shares of common stock underlying restricted common stock units that have vested  but the delivery of which Mr. Cole has agreed to defer and (iii) 20,000 shares of common stock owned by Mr. Cole’s children. Does not include (i) shares held in Mr. Cole’s account under the Company’s 401(k) savings plan over which Mr. Cole has no current voting or investment power or (ii) 709,010 shares of common stock underlying restricted common stock units that have not vested, the delivery of which Mr. Cole has agreed to defer.

(2)	Includes 110,000 shares of common stock issuable upon exercise of options and 1,624 shares underlying restricted stock awards that vest within 60 days of April 19, 2010.
(3)	Includes 10,000 shares of common stock issuable upon exercise of options and 1,624 shares underlying restricted stock awards that vest within 60 days of April 19, 2010.
(4)	Includes 20,000 shares of common stock issuable upon exercise of options and 2,166 shares underlying restricted stock awards that vest within 60 days of April 19, 2010.
(5)
Includes (i) 30,000 shares of common stock issuable upon exercise of options owned by Mr. Blumberg, (ii) 190,000 shares of common stock issuable upon exercise of options owned by Blumberg Associates, LLC, and (iii) 16,000 shares owned by Blumberg Associates, LLC.  Mr. Blumberg has voting and investment control over securities of the Company owned by Blumberg Associates, LLC.

(6)	Includes 191,173 shares of common stock issuable upon exercise of options.
(7)
Includes 100,250 shares of common stock issuable upon exercise of options and 60,750 shares of common stock owned by C&P Associates, with which Mr. Mendelow and his wife are affiliated and over whose securities they exercise shared voting and investment control.

(8)	Includes 50,000 shares of common stock issuable upon exercise of options.
(9)
Baron Capital Group, Inc. (“BCG”) is deemed to have beneficial ownership of these shares, which are held by BCG or entities that it controls. BCG and Ronald Baron disclaim beneficial ownership of the shares held by their controlled entities (or the investment advisory clients thereof) to the extent that persons other than BCG and Ronald Baron hold such shares. BAMCO, Inc. disclaims beneficial ownership of shares held by its investment advisory clients to the extent such shares are held by persons other than BAMCO, Inc. and its affiliates. The information provided is based upon Schedule 13G filed by BCG and its affiliates: Bamco, Inc.; Baron Small Cap Fund; and Ronald Baron, as amended on February 4, 2010.

(10)
According to an amendment to a Schedule 13G filed on February 16, 2010, Fidelity Management & Research Company, herein referred to as Fidelity, 82 Devonshire Street, Boston, Massachusetts 02109, a wholly-owned subsidiary of FMR LLC and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, at December 31, 2009 was the beneficial owner of  7,423,420 shares of our common stock as a result of acting as investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940. The number of shares of our common stock owned by the investment companies at December 31, 2009 included 297,533 shares of common stock resulting from the assumed conversion of $8,200,000 principal amount of our 1.875% convertible senior subordinated notes (36.2845 shares of common stock for each $1,000 principal amount of convertible notes). Edward C. Johnson 3d and FMR LLC, through its control of Fidelity, and the funds each has sole power to dispose of the 7,423,420 shares owned by the funds. Members of the family of Edward C. Johnson 3d, Chairman of FMR LLC, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders have entered into a shareholders’ voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR LLC. Neither FMR LLC nor Edward C. Johnson 3d, Chairman of FMR LLC, has the sole power to vote or direct the voting of the shares owned directly by the Fidelity Funds, which power resides with the Funds’ Boards of Trustees. Fidelity carries out the voting of the shares under written guidelines established by the Funds’ Boards of Trustees. Pyramis Global Advisors, LLC, herein referred to as PGALLC, 900 Salem Street, Smithfield, RI, 02917, an indirect wholly-owned subsidiary of FMR LLC and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, is the beneficial owner of 189,310 shares of our outstanding common stock as a result of its serving as investment adviser to institutional accounts, non-U.S. mutual funds, or investment companies registered under Section 8 of the Investment Company Act of 1940 owning such shares. Edward C. Johnson 3d and FMR LLC, through its control of PGALLC, each has sole dispositive power over 61,873 shares and sole power to vote or to direct the voting of 189,310 shares of our common stock owned by the institutional accounts or funds advised by PGALLC as reported above. Pyramis Global Advisors Trust Company, herein referred to as PGATC, 900 Salem Street, Smithfield, RI, 02917, an indirect wholly-owned subsidiary of FMR LLC and a bank as defined in Section 3(a)(6) of the Securities Exchange Act of 1934, as amended, or Exchange Act, is the beneficial owner of 659,051 shares of our common stock as a result of its serving as investment manager of institutional accounts owning such shares.  Edward C. Johnson 3d and FMR LLC, through its control of PGATC, each has sole dispositive power over 659,051 shares and sole power to vote or to direct the voting of 659,051 shares of our common stock owned by the institutional accounts managed by PGATC as reported above. FIL Limited, herein referred to as FIL, Pembroke Hall, 42 Crow Lane, Hamilton, Bermuda, and various foreign-based subsidiaries provide investment advisory and management services to a number of non-U.S. investment companies and certain institutional investors. FIL, which is a qualified institution under section 240.13d-1(b)(1) (ii), is the beneficial owner of 2,466,350 shares of our common stock. The number of shares of our common stock owned by the institutional account(s) at December 31, 2009 included 754,717 shares of common stock resulting from the assumed conversion of $20,800,000 principal amount of our 1.875% convertible senior subordinated notes (36.2845 shares of common stock for each $1,000 principal amount of convertible note).   Partnerships controlled predominantly by members of the family of Edward C. Johnson 3d, Chairman of FMR LLC and FIL, or trusts for their benefit, own shares of FIL voting stock with the right to cast approximately 47% of the total votes which may be cast by all holders of FIL voting stock. FMR LLC and FIL are separate and independent corporate entities, and their Boards of Directors are generally composed of different individuals. FMR LLC and FIL are of the view that they are not acting as a “group” for purposes of Section 13(d) under the Exchange Act and that they are not otherwise required to attribute to each other the “beneficial ownership” of securities “beneficially owned” by the other corporation within the meaning of Rule 13d-3 promulgated under the Exchange Act. Therefore, they are of the view that the shares held by the other corporation need not be aggregated for purposes of Section 13(d). FMR LLC filed the amendment to the Schedule 13G on a voluntary basis as if all of the shares are beneficially owned by FMR LLC and FIL on a joint basis.

(11)
On December 1, 2009, Black Rock, Inc. completed its acquisition of Barclays Global Investors, NA, herein referred to as Barclays Capital.  The reported amounts include shares of our common stock beneficially owned by Barclays Capital and certain of its affiliates. The information is based upon a Schedule 13G filed January 29, 2010 by Black Rock, Inc.

(12)
According to the Schedule 13G filed on February 17, 2010 by  Neuberger Berman Group LC and Neuberger Berman LLC, Neuberger Berman Group LLC may be deemed to be a beneficial owner of these securities for purposes of Rule 13d-3 because certain affiliated persons have shared power to retain or dispose of the securities of many unrelated clients. Neuberger Berman Group LLC or its affiliated persons do not, however, have any economic interest in the securities of those clients. The clients are the actual owners of the securities and have the sole right to receive and the power to direct the receipt of dividends from or proceeds from the sale of such securities. No one client has an interest of more than 5% of Iconix.

(13)	Includes (i) 2,911,789 shares of common stock issuable upon exercise of options and (ii) 478,088 shares underlying restricted stock and restricted stock unit awards.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2009.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:	2,320,479	$5.68	2,250,651
Equity compensation plans not approved by security holders:: (1)	1,060,500	$5.24	—
Total	3,380,979	$5.54	2,250,631

(1)
Represents the aggregate number of shares of common stock issuable upon exercise of individual arrangements with option and warrant holders, including 460,500 options issued under the terms of our 2001 Stock Option Plan. These options and warrants are up to three years in duration, expire at various dates through December 28, 2015, contain anti-dilution provisions providing for adjustments of the exercise price under certain circumstances and have termination provisions similar to options granted under stockholder approved plans. See Note 6 of Notes to the Consolidated Financial Statements included in this Report for a description of our stock option and stock incentive plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Pursuant to its charter, our audit committee must review and approve, where appropriate, all related party transactions.

Kenneth Cole Productions, Inc.

On May 1, 2003, we granted Kenneth Cole Productions, Inc. the exclusive worldwide license to design, manufacture, sell, distribute and market footwear under its Bongo brand. The chief executive officer and chairman of Kenneth Cole Productions is Kenneth Cole, who is the brother of Neil Cole, our chief executive officer and president. During 2009, 2008 and 2007, we earned $0.3 million, $ $1.1 million and $0.7 million in royalties from Kenneth Cole Productions, respectively. This license expired by its terms on December 31, 2009.

The Candie’s Foundation

The Candie's Foundation, a charitable foundation founded by Neil Cole for the purpose of raising national awareness about the consequences of teenage pregnancy, owed the Company $0.8 million and $0.8 million at December 31, 2009 and 2008, respectively. In February 2010, the Candie’s Foundation received a contribution of approximately $0.7 million from a licensee of ours. The Candie's Foundation intends to pay-off the entire borrowing from us during 2010, although additional advances will be made as and when necessary.

Travel

We recorded expenses of approximately $326,000 and $354,000 for 2009 and 2008, respectively, for the hire and use of aircraft solely for business purposes owned by a company in which the our chairman, chief executive officer and president is the sole owner. We believe that all transactions were made on terms and conditions no less favorable than those available in the marketplace from unrelated parties. There were no such transactions in 2007.

Board Independence

Our Board has determined that Messrs. Cohen, Cuneo, Emanuel, Friedman, Marcum and Mendelow are each an “independent director” under the applicable Listing Rules of NASDAQ.

Item 14. Principal Accounting Fees and Services.

Audit Fees. The aggregate fees billed by BDO Seidman, LLP for professional services rendered for the audit of the Company's annual financial statements for 2009 and 2008, internal controls over financial reporting and the reviews of the financial statements included in the Company's Forms 10-Q, comfort letter and consents related to SEC registration statements and other capital raising activities for 2009 and 2008 totaled approximately $473,000 and $551,482, respectively.

Audit-Related Fees.  There were approximately $265,650 and $72,900 aggregate fees billed by BDO Seidman, LLP for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements for 2009 and 2008, respectively, and that are not disclosed in the paragraph captions "Audit Fees" above. The majority of the audit-related fees in 2009 were related to the Company’s acquisitions; in 2008 these fees were related to the audits of the financial statements of IP Holdings and Candie's Foundation.

Tax Fees. The aggregate fees billed by BDO Seidman, LLP for professional services rendered for tax compliance, for 2009 and 2008, were approximately $55,000 and $78,000, respectively. The aggregate fees billed by BDO Seidman, LLP for professional services rendered for tax advice and tax planning, for 2009 and 2008, were $0 and $0, respectively.

All Other Fees. There were no fees billed by BDO Seidman, LLP for products and services, other than the services described in the paragraphs captions "Audit Fees", "Audit-Related Fees", and "Tax Fees" above for 2009 and 2008.

The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit services provided by BDO Seidman, LLP in 2009. Consistent with the Audit Committee's responsibility for engaging the Company's independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee. The full Audit Committee approves proposed services and fee estimates for these services. The Audit Committee chairperson or their designee has been designated by the Audit Committee to approve any services arising during the year that were not pre-approved by the Audit Committee. Services approved by the Audit Committee chairperson are communicated to the full Audit Committee at its next regular meeting and the Audit Committee reviews services and fees for the fiscal year at each such meeting. Pursuant to these procedures, the Audit Committee approved all the foregoing audit services and permissible non-audit services provided by BDO Seidman, LLP.

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

ICONIX BRAND GROUP, INC.

Date: April 30, 2010	By:	/s/ Neil Cole
Neil Cole
President and Chief Executive Officer

/s/ Warren Clamen
Warren Clamen
Executive Vice President and
Chief Financial Officer

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

2.9	Assets Purchase Agreement dated as of February 21, 2007 by and among the Company, Danskin, Inc. and Danskin Now, Inc. (28)+**

2.10	Asset Purchase Agreement dated March 6, 2007 by and among the Company, Rocawear Licensing LLC, Arnold Bize, Shawn Carter and Naum Chernyavsky (29)+

2.11	Purchase and Sale Agreement, dated September 6, 2007, by and among the Company, Official Pillowtex LLC and the Sellers of interests in Official Pillowtex, LLC (“the Sellers”) (32)+

2.12	Asset Purchase Agreement dated November 15, 2007 by and among the Company, Exeter Brands Group LLC and NIKE, Inc. (34)+

2.13	Asset Purchase Agreement by and among NexCen Brands, Inc., NexCen Fixed Asset Company , LLC, NexCen Brand Management, Inc., WV IP Holdings, LLC and the Company dated September 29, 2008 (39)+

Exhibit Numbers	Description

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

10.9	2009 Equity Incentive Plan*(49)

10.15	Option Agreement of Neil Cole dated November 29, 1999 (17)*

10.16	Iconix Brand Group, Inc. 2006 Equity Incentive Plan and forms of options granted thereunder (37)*

10.17	Restricted Stock Agreement dated September 22, 2006 between the Company and Andrew Tarshis (24)*

10.18	Restricted Stock Agreement dated September 22, 2006 between the Company and Deborah Sorell Stehr (24)*

Exhibit Numbers	Description

10.19	Form of Restricted Stock Agreement for officers under the Iconix Brand Group, Inc. 2006 Equity Incentive Plan (25)*

10.20	Form of Restricted Stock Agreement for Directors under the Iconix Brand Group, Inc. 2006 Equity Incentive Plan (25)*

10.21	8% Senior Subordinated Note due 2012 of the Company payable to Sweet Sportswear, LLC (20)

10.22	Letter Agreement dated October 29, 2004 among UCC Funding Corporation, Content Holdings, Inc., the Company and Badgley Mischka Licensing LLC (1)

10.23	Form of Option Agreement under the Company’s 1997 Stock Option Plan (18)*

10.24	Form of Option Agreement under the Company’s 2000 Stock Option Plan (18)*

10.25	Form of Option Agreement under the Company’s 2001 Stock Option Plan (18)*

10.26	Form of Option Agreement under the Company’s 2002 Stock Option Plan (18)*

10.27	Agreement dated June 2, 2006 among the Company, UCC Consulting, Content Holdings, James Haran and Robert D’Loren (44)

10.28	Common Stock Purchase Warrant issued to UCC Consulting Corporation (45)

10.29	Purchase and Sale Agreement dated June 2, 2006 by and among the Company, Content Holdings, Robert D’Loren, Seth Burroughs and Catherine Twist (44)

10.30	Loan and Security Agreement dated as of October 31, 2006 among Mossimo Holdings LLC, Mossimo Management LLC, and Merrill Lynch Mortgage Capital Inc., as agent and lender (11)+

10.31	Guaranty dated as of October 31, 2006 by the Company in favor of Merrill Lynch Mortgage Capital Inc., as agent (11)

10.32	Registration Rights Agreement dated as of March 9, 2007 by and between the Company and Danskin, Inc. (28)

10.33	Registration Rights Agreement dated March 30, 2007 by and between the Company and Rocawear Licensing LLC (29)

10.34
Amended and Restated Credit Agreement dated as of May 2, 2007 by and among the Company, Lehman Brothers Inc. as Arranger, and Lehman Commercial Paper Inc., as Lender, as Syndication Agent and as Administrative Agent (30)+

10.35	Guarantee and Collateral Agreement made by the Company and certain of its subsidiaries in favor of Lehman Commercial Paper Inc., as Administrative Agent (30)+

10.36	Purchase Agreement, dated June 14, 2007, by and among the Company, Merrill Lynch, Pierce, Fenner & Smith, Incorporated and Lehman Brothers Inc. (31)

Exhibit Numbers	Description

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

10.42	Note and Security Agreement dated November 7, 2007 made by Artful Holdings, LLC in favor of the Company (33)

10.43	Restricted Stock Grant Agreement dated February 19, 2008 between the Company and Neil Cole (42)*

10.44	Restricted Stock Performance Unit Agreement dated February 19, 2008 between the Company and Neil Cole (42)*

10.45	Lease dated as of November 12, 2007 with respect to the Company’s Executive Offices (42)

10.46	Iconix Brand Group, Inc. Executive Incentive Bonus Plan (35)

10.47	Transition Services Agreement between the Company and David Conn (38)

10.48	Employment Agreement dated November 11, 2008 between the Company and Andrew Tarshis (40)*

10.49	Employment Agreement dated November 11, 2008 between the Company and Warren Clamen (40)*

10.50	Agreement dated May 2008 between the Company and Neil Cole.(36)*

10.51	Agreement dated December 24, 2008 between the Company and Neil Cole (41)*

10.52	Form of restricted stock agreement under the 2009 Equity Incentive Plan* (48)

10.53	Form of stock option agreement under the 2009 Equity Incentive Plan* (48)

Exhibit Numbers	Description

10.54	Restricted Stock Performance Unit Agreement with Neil Cole dated September 23, 2009* (48)

10.55	Restricted Stock Agreement with Warren Clamen dated September 22, 2009* (48)

10.56	Restricted Stock Agreement with Andrew Tarshis dated September 22, 2009* (48)

10.57	Employment Agreement dated November 17, 2009 between the Company and Yehuda Shmidman * ++

10.58	Employment Agreement dated February 26, 2009 between the Company and David Blumberg* ++

10.59	Restricted Stock Agreement with David Blumberg dated September 22, 2009*++

21	Subsidiaries of the Company ++

23	Consent of BDO Seidman, LLP ++

31.1	Certification of Chief Executive Officer Pursuant To Rule 13a-14 Or 15d-14 Of The Securities Exchange Act Of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002 +++

31.2	Certification of Principal Financial Officer Pursuant To Rule 13a-14 Or 15d-14 Of The Securities Exchange Act Of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002 +++

32.1	Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 ++

32.2	Certification of Principal Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 ++

99.1	Note Purchase Agreement by and among IP Holdings LLC, the Company and Mica Funding, LLC, dated April 11, 2006 (26)+

99.2	Note Purchase Agreement by and among IP Holdings LLC, the Company and Mica Funding, LLC, dated August 28, 2006 (7)+

99.3	Agreement for Creative Director Services dated as of October 31, 2006 by and among the Company, Mossimo, Inc. and Mossimo Giannulli (11)

(1)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 2004 and incorporated by reference herein.

(2)	Filed as an exhibit to the Company's Current Report on Form 8-K for the event dated July 22, 2005 and incorporated by reference herein.

(3)	Filed as an exhibit to the Company's Current Report on Form 8-K for the event dated September 16, 2005 and incorporated by reference herein.

(4)	Filed as an exhibit to the Company's Current Report on Form 8-K for the event dated March 31, 2006 (SEC accession No. 0000950117-06-001668) and incorporated by reference herein.

(5)	Filed as an exhibit to the Company's Current Report on Form 8-K for the event dated March 31, 2006 (SEC accession No. 0000950117-06-001669) and incorporated by reference herein.

(6)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated by reference herein.

(7)	Filed as an exhibit filed to the Company's Current Report on Form 8-K for the event dated August 28, 2006 and incorporated by reference herein.

(8)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated by reference herein.

(9)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated January 28, 2008 and incorporated by reference herein.

(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated January 26, 2000 and incorporated by reference herein.

(11)	Filed as an exhibit to the Company’s Current Report on form 8-K for the event dated October 31, 2006 (SEC accession no. 0001144204-06-045497) and incorporated by reference herein.

(12)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 1997 and incorporated by reference herein.

(13)	Filed as Exhibit A to the Company’s definitive Proxy Statement dated July 18, 2000 as filed on Schedule 14A and incorporated by reference herein.

(14)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended January 31, 2002 and incorporated by reference herein.

(15)	Filed as Exhibit B to the Company’s definitive proxy statement dated May 28, 2002 as filed on Schedule 14A and incorporated by reference herein.

(16)	Filed as Appendix B to the Company’s definitive Proxy Statement dated July 2, 2001 as filed on Schedule 14A and incorporated by reference herein.

(17)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended January 31, 2003 and incorporated by reference herein.

(18)	Filed as an exhibit to the Company’s Transition Report on Form 10-K for the transition period from February 1, 2004 to December 31, 2004 and incorporated by reference herein.

(19)	Intentionally omitted.

(20)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2002 and incorporated by reference herein.

(21)	Intentionally omitted.

(22)	Intentionally omitted.

(23)	Intentionally omitted.

(24)	Filed as an exhibit to the Company's Current Report on Form 8-K for the event dated September 22, 2006 and incorporated by reference herein.

(25)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated by reference herein.

(26)	Filed as an exhibit to the Company's Current Report on Form 8-K for the event dated April 11, 2006 and incorporated by reference herein.

(27)	Filed as an exhibit to the Company's Current Report on Form 8-K for the event dated October 31, 2006 (SEC accession no. 0001144204-06-0455507) and incorporated by reference herein.

(28)	Filed as an exhibit to the Company's Current Report on Form 8-K for the event dated March 9, 2007 and incorporated by reference herein.

(29)	Filed as an exhibit to the Company's Current Report on Form 8-K for the event dated March 30, 2007 and incorporated by reference herein.

(30)	Filed as an exhibit to the Company's Current Report on Form 8-K for the event dated May 1, 2007 and incorporated by reference herein.

(31)	Filed as an exhibit to the Company's Current Report on Form 8-K for the event dated June 14, 2007 and incorporated by reference herein.

(32)	Filed as an exhibit to the Company's Current Report on Form 8-K for the event dated October 3, 2007 and incorporated by reference herein.

(33)	Filed as an exhibit to the Company's Current Report on Form 8-K for the event dated November 7, 2007 and incorporated by reference herein.

(34)	Filed as an exhibit to the Company's Current Report on Form 8-K for the event dated December 17, 2007 and incorporated by reference herein.

(35)	Filed as Annex B to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 7, 2008 and incorporated by reference herein.

(36)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 and incorporated by reference herein.

(37)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated July 31, 2008 and incorporated by reference herein.

(38)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated August 13, 2008 and incorporated by reference herein.

(39)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated September 29, 2008 and incorporated by reference herein.

(40)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated November 11, 2008 and incorporated by reference herein.

(41)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated December 24, 2008 and incorporated by reference herein.

(42)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2007 and incorporated by reference herein.

(43)	Intentionally omitted.

(44)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated June 2, 2006 and incorporated by reference herein.

(45)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated by reference herein.

(46)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated October 30, 2009 and incorporated herein by reference.

(47)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated May 4, 2009 and incorporated herein by reference.

(48)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and incorporated herein by reference.

(49)	Filed as Annex A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on June 29, 2009 and incorporated by reference herein.

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

++ Filed with the Original Filing

+++ Filed herewith.