Form 10-Q
period 2010-03-31
ICONIX BRAND GROUP, INC.
filed 2010-05-05
CIK 857737

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2010

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

Large accelerated filer ☒	Accelerated filer ☐

Non - accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes  ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.001 Par Value – 72,184,712 shares as of May 3, 2010.

INDEX

FORM 10-Q

Iconix Brand Group, Inc. and Subsidiaries

Part I.  Financial Information
Item 1. Financial Statements

Iconix Brand Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except par value)

	March 31,	December 31,
	2010	2009
	(Unaudited)
Assets
Current Assets:
Cash (including restricted cash of $8,536 in 2010 and $6,163 in 2009)	$194,495	$201,544
Accounts receivable	61,029	62,667
Deferred income tax assets	1,985	1,886
Prepaid advertising and other	16,523	14,549
Total Current Assets	274,032	280,646
Property and equipment:
Furniture, fixtures and equipment	9,084	9,060
Less: Accumulated depreciation	(2,931)	(2,611)
	6,153	6,449
Other Assets:
Restricted cash	15,866	15,866
Marketable securities	7,284	6,988
Goodwill	170,737	170,737
Trademarks and other intangibles, net	1,252,592	1,254,689
Deferred financing costs, net	4,378	4,803
Investments and joint ventures	56,855	36,568
Other assets – non-current	25,018	25,867
	1,532,730	1,515,518
Total Assets	$1,812,915	$1,802,613

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$30,092	$24,446
Deferred revenue	16,471	14,802
Current portion of long-term debt	62,526	93,251
Other current liabilities	4,000	-
Total current liabilities	113,089	132,499

Non-current deferred income taxes	121,899	117,090
Long-term debt, less current maturities	548,107	569,128
Long-term deferred revenue	11,431	11,831
Other liabilities	14,316	2,293
Total Liabilities	808,842	832,841

Commitments and contingencies

Stockholders' Equity
Common stock, $.001 par value shares authorized 150,000; shares issued 73,152 and 72,759 respectively	73	73
Additional paid-in capital	732,994	725,504
Retained earnings	220,243	195,469
Accumulated other comprehensive loss	(3,675)	(4,032)
Less: Treasury stock – 1,219 and 1,219 shares at cost, respectively	(7,861)	(7,861)
Total Iconix Stockholders’ Equity	941,774	909,153
Non-controlling interest	62,299	60,619
Total Stockholders’ Equity	1,004,073	969,772
Total Liabilities and Stockholders' Equity	$1,812,915	$1,802,613

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Income Statements
(in thousands, except earnings per share data)

	Three Months Ended March 31,
	2010	2009

Licensing and other revenue	$71,704	$50,501

Selling, general and administrative expenses	22,318	16,270
Expenses related to specific litigation	6	54

Operating income	49,380	34,177

Other expenses
Interest expense	11,029	10,438
Interest and other income	(1,054)	(603)
Equity earnings on joint ventures	(1,113)	(37)
Other expenses - net	8,862	9,798

Income before income taxes	40,518	24,379

Provision for income taxes	14,064	8,730

Net income	$26,454	$15,649

Less: Net income attributable to non-controlling interest	$1,680	$-

Net income attributable to Iconix Brand Group, Inc.	$24,774	$15,649

Earnings per share:
Basic	$0.35	$0.27

Diluted	$0.33	$0.26

Weighted average number of common shares outstanding:
Basic	71,537	58,044

Diluted	74,426	60,892

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statement of Stockholders' Equity

Three Months Ended March 31, 2010
(in thousands)

					Accumulated
			Additional		Other		Non-
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Controlling
	Shares	Amount	Capital	Earnings	Loss	Stock	Interest	Total
Balance at January 1, 2010	72,759	$73	$725,504	$195,469	$(4,032)	$(7,861)	$60,619	$969,772
Shares issued on exercise of stock options	53	-	515	-	-	-	-	515
Shares issued on vesting of restricted stock	39	-	-	-	-	-	-	-
Shares issued for earn-out on acquisition	301	-	4,719	-	-	-	-	4,719
Tax benefit of stock option exercises	-	-	28	-	-	-	-	28
Amortization expense in connection with restricted stock	-	-	2,228	-	-	-	-	2,228
Comprehensive income:
Net income	-	-	-	24,774	-	-	1,680	26,454
Realization of cash flow hedge, net of tax	-	-	-	-	61	-	-	61
Change in fair value of securities, net of tax	-	-	-	-	296	-	-	296
Total comprehensive income	-	-	-	-	-	-	-	26,811
Balance at March 31, 2010	73,152	$73	$732,994	$220,243	$(3,675)	$(7,861)	$62,299	$1,004,073

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$26,454	$15,649
Depreciation of property and equipment	320	336
Amortization of trademarks and other intangibles	2,106	1,787
Amortization of deferred financing costs	573	605
Amortization of convertible note discount	3,670	3,340
Stock-based compensation expense	2,228	1,612
Change in non-controlling interest	-	(146)
Allowance for doubtful accounts	1,750	416
Accrued interest on long-term debt	2,013	1,644
(Earnings) loss on equity investment in joint venture	(1,113)	108
Deferred income taxes	4,568	5,623
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(112)	(551)
Prepaid advertising and other	(1,974)	1,655
Other assets	849	(468)
Deferred revenue	1,269	(4,826)
Accounts payable and accrued expenses	9,275	(1,067)
Other liabilities	23	-
Net cash provided by operating activities	51,899	25,717
Cash flows used in investing activities:
Purchases of property and equipment	(24)	(11)
Additions to trademarks	(9)	(58)
Acquisition of 50% interest in joint venture	(4,000)	-
Payment of expenses related to acquisitions	(173)	-
Distributions to equity partners	999	-
Earn-out payment on acquisition	(719)	(6,667)
Net cash used in investing activities	(3,926)	(6,736)
Cash flows used in financing activities:
Proceeds from exercise of stock options and warrants	515	136
Shares repurchased on vesting of restricted stock and exercise of stock options	-	(30)
Expiration of cash flow hedge	-	34
Shares repurchased on the open market	-	(1,455)
Payment of long-term debt	(55,564)	(44,077)
Non-controlling interest contribution	-	2,066
Excess tax benefit from share-based payment arrangements	27	261
Restricted cash - current	(2,373)	(4,228)
Net cash used in financing activities	(57,395)	(47,293)
Net decrease in cash and cash equivalents	(9,422)	(28,312)
Cash, beginning of period	195,381	66,404
Cash, end of period	$185,959	38,092
Balance of restricted cash - current	8,536	5,103
Total cash including current restricted cash, end of period	$194,495	43,195

Supplemental disclosure of cash flow information:

	Three Months Ended March 31,
	2010	2009

Cash paid during the period:
Income taxes	$-	$302
Interest	$4,131	$4,874

Supplemental disclosures of non-cash investing and financing activities:

	Three Months Ended March 31,
	2010	2009
Acquisitions:
Common stock issued	$4,719	$-

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2010

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of Iconix Brand Group, Inc. (the "Company", “we”, “us”, or “our”), all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2010 (“Current Quarter”) are not necessarily indicative of the results that may be expected for a full fiscal year.

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009 (“2009”).

2.  Investments and Joint Ventures

Scion LLC (“Scion”) is a brand management and licensing company formed by the Company with Shawn “Jay-Z” Carter in March 2007 to buy, create and develop brands across a spectrum of consumer product categories. On November 7, 2007, Scion, through its wholly-owned subsidiary Artful Holdings LLC (“Artful Holdings”), purchased Artful Dodger, an exclusive, high end urban apparel brand for a purchase price of $15.0 million. The Artful Dodger brand is currently licensed to Roc Apparel Group LLC ("Roc Apparel") in the United States and its territories.

The Artful Dodger brand has been licensed to wholesale partners and distributors in Canada and Europe.

At inception, the Company determined that it would consolidate Scion since, under Accounting Standards Codification (“ASC”) Topic 810 “Consolidation”, the Company is the primary beneficiary of the variable interest entity.

In March 2009, the Company, through its investment in Scion, effectively acquired a 16.6% interest in Roc Apparel, its licensee for the Roc Apparel and Artful Dodger brands, for $1. The Company has determined that Roc Apparel  is a variable interest entity as defined by ASC Topic 810.  However, the Company is not the primary beneficiary.  The investment in Roc Apparel is accounted for under the cost method of accounting.  As part of the transaction, the Company and its Scion partner each contributed approximately $2.1 million to Scion, totaling approximately $4.1 million, which was deposited as cash collateral under the terms of Roc Apparel's financing agreements.  The total contributed cash of approximately $4.1 million, which is owned by Scion, is included as short-term restricted cash in the Company’s balance sheet.  The Company’s maximum exposure for this investment is $2.1 million, the amount of the original guarantee.  During the Current Quarter, the Company recognized $0.5 million in dividends from its investment in Roc Apparel, which is included in interest and other income in the unaudited condensed consolidated income statement.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued guidance under ASC Topic 810 regarding non-controlling interests in consolidated financial statements. This guidance requires the recognition of a non-controlling interest (formerly known as a “minority interest”) as equity in the consolidated financial statements and separate from the parent’s equity.  For the Current Quarter, the amount of net loss attributable to the non-controlling interest is approximately $0.3 million and has been included in net income attributable to non-controlling interest in the unaudited condensed consolidated income statement.  The impact of consolidating the joint venture in the three months ended March 31, 2009 (“Prior Year Quarter”) decreased net income by $0.2 million.

At March 31, 2010, the impact of consolidating the joint venture on the Company’s unaudited condensed consolidated balance sheet has increased current assets by $4.6 million, non-current assets by $13.9 million and current liabilities by $0.9 million.  At December 31, 2009, the impact of consolidating the joint venture on the Company’s consolidated balance sheet had increased current assets by $4.6 million, non-current assets by $14.2 million and current liabilities by $1.3 million.

At March 31, 2010 and December 31, 2009, the carrying value of the consolidated assets that are collateral for the variable interest entity’s obligations total $13.4 million and $13.7 million, respectively, which is comprised of the Artful Dodger trademark.

Iconix China

In September 2008, the Company and Novel Fashions Holdings Limited (“Novel”) formed a joint venture (“Iconix China”) to develop and market the Company's brands in the People’s Republic of China, Hong Kong, Macau and Taiwan (the “China Territory”). Pursuant to the terms of this transaction, the Company contributed to Iconix China substantially all rights to its brands in the China Territory and committed to contribute an additional $5.0 million, and Novel committed to contribute $20 million.  Upon closing of the transaction, the Company contributed $2.0 million and Novel contributed $8.0 million.  In September 2009, the parties amended the terms of the transaction documents to eliminate the obligation of the Company to make any additional contributions and to reduce Novel’s remaining contribution commitment to $9.0 million, payable as follows: $4.0 million payable on or prior to August 1, 2010, $3.0 million payable on or prior to June 1, 2011, and $2.0 million payable on or prior to June 1, 2012.  Each of these payments is subject to reduction by mutual agreement of the parties.

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

At March 31, 2010, Iconix China’s balance sheet included approximately $5.0 million in current assets, $21.9 million in total assets, $0.6 million in current liabilities, and $0.6 million in total liabilities.  At December 31, 2009, Iconix China’s balance sheet included approximately $5.7 million in current assets, $22.6 million in total assets, $0.4 million in current liabilities, and $0.4 million in total liabilities.

For the Current Quarter, Iconix China’s statement of operations reflects less than $0.1 million in revenue and approximately $0.6 million in operating expenses.  As a result, for the Current Quarter, the Company recorded an equity loss of approximately $0.3 million on its equity investment in the Iconix China joint venture, representing the Company's 50% equity interest in Iconix China.  For the Prior Year Quarter, the Company recorded an equity loss of approximately $0.3 million on its equity investment in the Iconix China joint venture.

Iconix Latin America

In December 2008, the Company contributed substantially all rights to its brands in Mexico, Central America, South America, and the Caribbean (the “Latin America Territory”) to Iconix Latin America LLC (“Iconix Latin America”), a then newly formed subsidiary of the Company.  On December 29, 2008, New Brands America LLC (“New Brands”), an affiliate of the Falic Group, purchased a 50% interest in Iconix Latin America.  In consideration for its 50% interest in Iconix Latin America, New Brands agreed to pay $6.0 million to the Company.  New Brands paid $1.0 million upon closing of this transaction and has committed to pay an additional $5.0 million over the 30-month period following closing.  As of March 31, 2010, the balance owed to the Company under this obligation is $3.0 million.  The current portion of $2.5 million is included in the unaudited condensed consolidated balance sheet in prepaid advertising and other and the long term portion of $0.5 million is included in other assets – non-current.

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

At March 31, 2010, Iconix Latin America’s balance sheet included approximately $1.3 million in current assets, $1.5 million in total assets, $0.3 million in current liabilities, and $0.3 million in total liabilities.  At December 31, 2009, Iconix Latin America’s balance sheet included approximately $1.0 million in current assets, $1.2 million in total assets, $0.2 million in current liabilities, and $0.2 million in total liabilities.  For the Current Quarter, Iconix Latin America’s statement of operations reflects that it had approximately $0.6 million in revenue and approximately $0.1 million in operating expenses.  As a result, during the Current Quarter, the Company recorded equity earnings of approximately $0.2 million on its equity investment in the Iconix Latin America joint venture, representing the Company’s 50% equity interest in Iconix Latin America.  For the Prior Year Quarter, the Company recorded equity earnings of approximately $0.2 million on its equity investment in the Iconix Latin America joint venture.

Ed Hardy

In May 2009, the Company acquired a 50% interest in Hardy Way LLC (“Hardy Way”), the owner of the Ed Hardy brands and trademarks, for $17.0 million, comprised of $9.0 million in cash and 588,688 shares of the Company’s common stock valued at $8.0 million.  In addition, the sellers of the 50% interest received an additional $1.0 million in shares of the Company’s common stock pursuant to an earn-out based on royalties received by Hardy Way for the year ending December 31, 2009.  As of December 31, 2009, the Company had determined that the sellers had met the threshold of royalties received by Ed Hardy to trigger this earn-out.

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

At March 31, 2010, Hardy Way’s balance sheet included approximately $1.8 million in current assets, $1.8 million in total assets, $0.2 million in current liabilities, and $0.2 million in total liabilities.  At December 31, 2009, Hardy Way’s balance sheet included approximately $1.9 million in current assets, $1.9 million in total assets, $0.2 million in current liabilities, and $0.2 million in total liabilities.  For the Current Quarter, Hardy Way’s statement of operations reflects that it had approximately $2.1 million in revenue and approximately $0.2 million in operating expenses.   As a result, during the Current Quarter, the Company recorded equity earnings of approximately $1.0 million on its equity investment in the Hardy Way joint venture, representing the Company’s 50% equity interest in Hardy Way.  As of March 31, 2010 and December 31, 2009, the Company’s equity at risk in Hardy Way was approximately $19.6 million and $19.7 million, respectively.

IPH Unltd

In October 2009, the Company consummated, through a newly formed subsidiary, IP Holdings Unltd LLC (“IPH Unltd”), a transaction with the sellers of the Ecko portfolio of brands, including Ecko and Zoo York (the “Ecko Assets”), pursuant to which the sellers sold and/or contributed the Ecko Assets to IPH Unltd joint venture in exchange for a 49% membership interest in IPH Unltd and $63.5 million in cash which had been contributed to IPH Unltd by the Company.  As a result of this transaction, the Company owns a 51% controlling membership interest in IPH Unltd.  In addition, IPH Unltd borrowed $90.0 million from a third party to repay certain indebtedness of the sellers.  Approximately $0.7 million in costs associated with this transaction were expensed in 2009.

The following table is a reconciliation of cash paid to sellers and the fair value of the sellers non-controlling interest:

(000’s omitted)
Cash paid to sellers	$63,500
Fair value of 49% non-controlling interest to sellers	57,959
$121,459

The estimated fair value of the assets acquired, less long-term debt issued, is allocated as follows:

(000’s omitted)
Trademarks	$203,515
License agreements	6,830
Non-compete agreement	400
Goodwill	714
Long-term debt issued	(90,000)
$121,459

ASC Topic 810 affirms that consolidation is appropriate when one entity has a controlling financial interest in another entity. The Company owns a 51% membership interest in IPH Unltd compared to the minority owner’s 49% membership interest. Further, the Company believes that the voting and veto rights of the minority shareholder are merely protective in nature and does not provide them with substantive participating rights in IPH Unltd.  As such, IPH Unltd is subject to consolidation with the Company, which is reflected in the Company’s financial statements as of March 31, 2010 and December 31, 2009.

In accordance with ASC Topic 810, the Company recognizes the non-controlling interest of IPH Unltd as equity in the consolidated financial statements and separate from the parent’s equity.   As such, for the Current Quarter, the amount of net income attributable to the non-controlling interest is approximately $1.9 million and has been included in net income attributable to non-controlling interest in the unaudited condensed consolidated income statement.

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

At March 31, 2010, the impact of consolidating the joint venture on the Company’s unaudited condensed consolidated balance sheet has increased current assets by $21.2 million, non-current assets by $210.9 million, current liabilities by $22.4 million and total liabilities by $99.9 million.  At December 31, 2009, the impact of consolidating the joint venture on the Company’s Consolidated Balance Sheet has increased current assets by $15.4 million, non-current assets by $211.2 million, current liabilities by $21.2 million and total liabilities by $101.2 million.

At March 31, 2010 and December 31, 2009, the carrying value of the consolidated assets that are collateral for the variable interest entity’s obligations total $210.1 million and $210.3 million, respectively, which is comprised of trademarks and license agreements. The assets of the Company are not available to the variable interest entity's creditors.

Iconix Europe

In December 2009, the Company contributed substantially all rights to its brands in all member states and candidate states of the European Union and certain other European countries (“European Territory”) to Iconix Europe LLC, a newly formed wholly-owned subsidiary of the Company (“Iconix Europe”).  Also in December 2009 and shortly after the formation of Iconix Europe, an investment group led by The Licensing Company and Albion Equity Partners LLC purchased a 50% interest in Iconix Europe through Brand Investments Vehicles Group 3 Limited (“BIV”), to assist the Company in developing, exploiting, marketing and licensing the Company's brands in the European Territory.  In consideration for its 50% interest in Iconix Europe, BIV agreed to pay $4.0 million, of which $3.0 million was paid upon closing of this transaction in December 2009, the remaining $1.0 million to be paid in December 2010, and is included in prepaid advertising and other on the Company’s unaudited condensed consolidated balance sheet at March 31, 2010 and December 31, 2009.

At inception, the Company determined, in accordance with ASC 810, based on the corporate structure, voting rights and contributions of the Company and BIV, that Iconix Europe is not a variable interest entity and not subject to consolidation.  The Company has recorded its investment under the equity method of accounting.

At March 31, 2010, Iconix Europe’s balance sheet included approximately $0.4 million in current assets, $26.9 million in total assets, $0.1 million in current liabilities, and $0.1 million in total liabilities.  At December 31, 2009, Iconix Europe’s balance sheet included approximately $26.5 million in total assets.

For the Current Quarter, Iconix Europe’s statement of operations reflects $0.4 million in revenue and approximately $0.1 million in operating expenses.  As a result, for the Current Quarter, the Company recorded equity earnings of approximately $0.2 million, representing the Company's 50% equity investment in the Iconix Europe joint venture.

MG Icon

In March 2010, the Company acquired a 50% interest in MG Icon LLC (“MG Icon”), the owner of the Material Girl brands and trademarks and other rights associated with the artist, performer and celebrity known as "Madonna", from Purim LLC (“Purim”) for $20.0 million, $4.0 million of which was paid at closing.  Of the remaining $16.0 million owed to Purim, $4.0 million is included in other current liabilities and $12.0 million is included in other liabilities. In addition, Purim may be entitled to receive an additional consideration pursuant to an earn-out based on certain qualitative criteria.

At inception, the Company determined, in accordance with ASC 810, based on the corporate structure, voting rights and contributions of the Company and Purim, that MG Icon is not a variable interest entity and not subject to consolidation.  The Company has recorded its investment under the equity method of accounting.

3.  Fair Value Measurements

ASC Topic 820 “Fair Value Measurements”, which the Company adopted on January 1, 2008, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurement. While ASC 820 does not require any new fair value measurements in its application to other accounting pronouncements, it does emphasize that a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, ASC 820 established the following fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (2) the reporting entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs):

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

To determine the fair value of certain financial instruments, the Company relies on Level 2 inputs generated by market transactions of similar instruments where available, and Level 3 inputs using an income approach when Level 1 and Level 2 inputs are not available. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and financial liabilities and their placement within the fair value hierarchy. The following table summarizes the instruments measured at fair value at March 31, 2010 and December 31, 2009:

Carrying Amount as of
March 31, 2010				Valuation
(000's omitted)	Level 1	Level 2	Level 3	Technique
Marketable Securities	$-	$-	$7,284	(B)
Cash Flow Hedge	$-	$1	$-	(A)

December 31, 2009				Valuation
(000's omitted)	Level 1	Level 2	Level 3	Technique
Marketable Securities	$-	$-	$6,988	(B)
Cash Flow Hedge	$-	$1	$-	(A)

Marketable Securities

Marketable securities, which are accounted for as available-for-sale, are stated at fair value in accordance with ASC Topic 320 “Investments – Debt and Equity” and consist of auction rate securities (“ARS”). Temporary changes in fair market value are recorded as other comprehensive income or loss, whereas other than temporary markdowns will be realized through the Company’s income statement.

As of March 31, 2010, the Company held ARS with a face value of $13.0 million and a fair value of approximately $7.3 million.  In December 2008, the insurer of the ARS exercised its put option to replace the underlying securities of the ARS with its preferred securities. Prior to the second quarter of 2009 the ARS had paid cash dividends according to their stated terms.  During the second quarter of 2009, the Company received notice from the insurer that payment of cash dividends ceased as of July 31, 2009 and would be resumed only if the board of directors of the insurer declared such cash dividends to be payable at a later date.  The insurer’s board of directors temporarily reinstated dividend payments for the 4-week period from December 23, 2009 to January 15, 2010.  In January 2010, the Company commenced a lawsuit against the broker-dealer of these ARS alleging, among other things, fraud, and seeking full recovery of the $13.0 million face value of the ARS, as well as legal costs and punitive damages.  Prior to June 30, 2009, the Company estimated the fair value of its ARS with a discounted cash flow model where the Company used the expected rate of cash dividends to be received.  As the cash dividend payments have ceased, the Company has changed its methodology for estimating the fair value of the ARS.  Beginning June 30, 2009, the Company has estimated the fair value of its ARS using the present value of the weighted average of several scenarios of recovery based on management’s assessment of the probability of each scenario. The Company considered a variety of factors in its model including: credit rating of the issuer and insurer, comparable market data (if available), current macroeconomic market conditions, quality of the underlying securities, and the probabilities of several levels of recovery and reinstatement of the cash dividend payments.  As a result of its evaluation, during the Current Quarter the Company has recorded an unrealized pre-tax gain of approximately $0.3 million in accumulated other comprehensive loss as an increase to stockholders’ equity to reflect a temporary increase in the fair value of the ARS.  The Company believes the cumulative decrease in fair value since inception is temporary due to general macroeconomic market conditions.  Further, the Company has the ability and intent to hold the ARS until an anticipated full redemption. These funds will not be available to the Company unless a successful auction occurs, a buyer is found outside the auction process, or if recovery is realized through settlement or legal judgment of the action brought against the broker-dealer. As the ARS have failed to auction and may not auction successfully in the near future, the Company has classified its ARS as non-current. The Company continues to monitor the auction rate securities market as well as the financial condition of the insurer of the ARS and considers its impact, if any, on the fair value of its ARS.  The following table summarizes the activity for the period:

Auction Rate Securities (000's omitted)
	2010	2009
Balance at January 1	$6,988	$7,522
Additions	-	-
Gains (losses) reported in earnings	-	-
Gains (losses) reported in accumulated other comprehensive loss	296	(66)
Balance at March 31	$7,284	$7,456

Cash Flow Hedge

On July 26, 2007, the Company purchased a hedge instrument from Lehman Brothers Special Financing Inc. (“LBSF”) to mitigate the cash flow risk of rising interest rates on the Term Loan Facility (see Note 5 for a description of this credit agreement). This hedge instrument caps the Company’s exposure to rising interest rates at 6.00% for LIBOR for 50% of the forecasted outstanding balance of the Term Loan Facility (“Interest Rate Cap”). Based on management’s assessment, the Interest Rate Cap qualifies for hedge accounting under ASC Topic 815 “Derivatives and Hedging”.  On a quarterly basis, the value of the hedge is adjusted to reflect its current fair value, with any adjustment flowing through other comprehensive income. The fair value of this instrument is obtained by comparing the characteristics of this cash flow hedge with similarly traded instruments, and is therefore classified as Level 2 in the fair value hierarchy. At March 31, 2010 and December 31, 2009, the fair value of the Interest Rate Cap was approximately $1. On October 3, 2008, LBSF filed a petition for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. The Company does not believe that the LBSF bankruptcy filing and its potential impact on LBSF will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Financial Instruments

At March 31, 2010 and December 31, 2009, the fair values of cash and cash equivalents, receivables and accounts payable and accrued expenses approximated their carrying values due to the short-term nature of these instruments. The fair value of the note receivable from New Brands (see Note 2) approximates its $3.0 million carrying value; the fair value of the note receivable due from the purchasers of the Canadian trademark for Joe Boxer approximates its $4.0 million carrying value; and, the fair value of the note payable to Purim LLC approximates its $16.0 million carrying value.  The fair value of the estimated fair values of other financial instruments subject to fair value disclosures, determined based on broker quotes or quoted market prices or rates for the same or similar instruments, and their related carrying amounts are as follows:

(000's omitted)	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$610,633	$626,228	$662,379	$650,732

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

Non-Financial Assets and Liabilities

On January 1, 2009, the Company adopted the provisions of ASC Topic 820 with respect to its non-financial assets and liabilities requiring non-recurring adjustments to fair value using a market participant approach. The Company uses a discounted cash flow model with level 3 inputs to measure the fair value of its non-financial assets and liabilities.  The Company had no impairment adjustments for the Current Quarter or Prior Year Quarter.  The Company also adopted the provisions of ASC 820 as it relates to purchase accounting for its acquisitions.  The Company has goodwill, which is tested for impairment at least annually, as required by ASC Topic 350 “Intangibles – Goodwill and Other”.  Further, in accordance with ASC Topic 350, the Company’s indefinite-lived trademarks are tested for impairment at least annually, on an individual basis as separate single units of accounting.  Similarly, consistent with ASC Topic 360 as it relates to accounting for the impairment or disposal of long-lived assets, the Company assesses whether or not there is impairment of the Company’s definite-lived trademarks.  There was no impairment, and therefore no write-down, of any of the Company’s long-lived assets during the Current Quarter or the Prior Year Quarter.

4.  Trademarks and Other Intangibles, net

Trademarks and other intangibles, net consist of the following:

		March 31, 2010		December 31, 2009

	Estimated	Gross		Gross
	Lives in	Carrying	Accumulated	Carrying	Accumulated
(000's omitted)	Years	Amount	Amortization	Amount	Amortization

Indefinite life trademarks	Indefinite(1)	$1,229,705	$9,498	$1,229,695	$9,498
Definite life trademarks	10-15	19,571	4,079	19,571	3,715
Non-compete agreements	2-15	10,475	8,072	10,475	7,644
Licensing agreements	1-9	29,023	14,624	29,023	13,338
Domain names	5	570	479	570	450
		$1,289,344	$36,752	$1,289,334	$34,645

(1) The amortization for the Candie’s and Bongo trademarks is as of June 30, 2005.  Effective July, 1 2005, the Company changed their useful lives to indefinite.

Amortization expense for intangible assets for the Current Quarter and the Prior Year Quarter was $2.1 million and $1.8 million, respectively. The trademarks of Candie’s, Bongo, Joe Boxer, Rampage, Mudd, London Fog, Mossimo, Ocean Pacific, Danskin, Rocawear, Cannon, Royal Velvet, Fieldcrest, Charisma, Starter, Waverly, Ecko and Zoo York have been determined to have an indefinite useful life and accordingly, consistent with SFAS 142, no amortization will be recorded in the Company's consolidated income statements. Instead, each of these intangible assets are tested for impairment at least annually on an individual basis as separate single units of accounting, with any related impairment charge recorded to the statement of operations at the time of determining such impairment.  Similarly, consistent with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, there was no impairment of the definite-lived trademarks.

5.  Debt Arrangements

The Company's debt is comprised of the following:

	March 31,	December 31,
(000’s omitted)	2010	2009
Convertible Notes	$251,365	$247,696
Term Loan Facility	170,577	217,632
Asset-Backed Notes	89,005	94,865
Promissory Note	87,500	90,000
Sweet Note	12,186	12,186
Total	$610,633	$662,379

Convertible Notes

On June 20, 2007, the Company completed the issuance of $287.5 million principal amount of the Company's 1.875% convertible senior subordinated notes due June 2012 (“Convertible Notes”) in a private offering to certain institutional investors. The net proceeds received by the Company from the offering were approximately $281.1 million.

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

In June 2008, the FASB issued guidance under ASC Topic 815 regarding the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock. This guidance provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. This guidance is effective for fiscal years beginning after December 15, 2008.  The Company has evaluated the impact of this guidance, and has determined it will have no impact on the Company’s results of operations and financial position in 2010, and will have no impact on the Company’s results of operations and financial position in future fiscal periods.

At March 31, 2010 and December 31, 2009, the amount of the Convertible Notes accounted for as a liability was approximately $251.4 million and $247.7 million, and is reflected on the unaudited condensed consolidated balance sheet as follows:

	March 31,	December 31,
(000’s omitted)	2010	2009
Equity component carrying amount	$41,309	$41,309
Unamortized discount	36,135	39,804
Net debt carrying amount	251,365	247,696

For the Current Quarter and the Prior Year Quarter, the Company recorded additional non-cash interest expense of $3.4 million and $3.1 million, respectively, representing the difference between the stated interest rate on the Convertible Notes and the rate for a similar instrument that does not have a conversion feature.

For both the Current Quarter and the Prior Year Quarter, cash interest expense relating to the Convertible Notes was approximately $1.3 million.

The Convertible Notes do not provide for any financial covenants.

In connection with the sale of the Convertible Notes, the Company entered into hedges for the Convertible Notes (“Convertible Note Hedges”) with respect to its common stock with two entities, one of which was Lehman Brothers OTC Derivatives Inc. (“Lehman OTC” and together with the other counterparty, the “Counterparties”). Pursuant to the agreements governing these Convertible Note Hedges, the Company purchased call options (the “Purchased Call Options”) from the Counterparties covering up to approximately 10.4 million shares of the Company's common stock of which 40% were purchased from Lehman OTC. These Convertible Note Hedges are designed to offset the Company's exposure to potential dilution upon conversion of the Convertible Notes in the event that the market value per share of the Company's common stock at the time of exercise is greater than the strike price of the Purchased Call Options (which strike price corresponds to the initial conversion price of the Convertible Notes and is simultaneously subject to certain customary adjustments). On June 20, 2007, the Company paid an aggregate amount of approximately $76.3 million of the proceeds from the sale of the Convertible Notes for the Purchased Call Options, of which $26.7 million was included in the balance of deferred income tax assets at June 30, 2007 and is being recognized over the term of the Convertible Notes. As of March 31, 2010, the balance of deferred income tax assets related to this transaction was approximately $12.1 million.

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

The Company has evaluated the impact of adopting guidance issued under ASC Topic 815 regarding embedded features as it relates to the Sold Warrants, and has determined it will have no impact on the Company’s results of operations and financial position in 2010, and will have no impact on the Company’s results of operations and financial position in future fiscal periods.

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

As of March 31, 2010, the Company may borrow an additional $36.8 million under the terms of the Term Loan Facility.

The guarantees under the Term Loan Facility are secured by a pledge to LCPI, for the benefit of the Lenders, of, among other things, the Ocean Pacific/OP, Danskin, Rocawear, Mossimo, Cannon, Royal Velvet, Fieldcrest, Charisma, Starter and Waverly trademarks and related intellectual property assets, license agreements and proceeds therefrom. Amounts outstanding under the Term Loan Facility bear interest, at the Company’s option, at the Eurodollar rate or the prime rate, plus an applicable margin of 2.25% or 1.25%, as the case may be, per annum. The Credit Agreement provides that the Company is required to repay the outstanding term loan in equal quarterly installments in annual aggregate amounts equal to 1.00% of the aggregate principal amount of the loans outstanding, subject to adjustment for prepayments, in addition to an annual payment equal to 50% of the excess cash flow from the subsidiaries subject to the Term Loan Facility, as described in the Credit Agreement, with any remaining unpaid principal balance to be due on April 30, 2013 (the “Loan Maturity Date”). Upon completion of the Convertible Notes offering, the Loan Maturity Date was accelerated to January 2, 2012. The Term Loan Facility can be prepaid, without penalty, at any time. On March 11, 2008, the Company paid to LCPI, for the benefit of the Lenders, $15.6 million, representing 50% of the excess cash flow from the subsidiaries subject to the Term Loan Facility for 2007. As a result of such payment, the Company is no longer required to pay the quarterly installments described above. The Term Loan Facility requires the Company to repay the principal amount of the term loan outstanding in an amount equal to 50% of the excess cash flow of the subsidiaries subject to the Term Loan Facility for the most recently completed fiscal year. On March 17, 2010, the Company paid to LCPI, for the benefit of the Lenders, $47.2 million, representing 50% of the excess cash flow from the subsidiaries subject to the Term Loan Facility for the year ended December 31, 2009.  As of March 31, 2010, $15.6 million has been classified as current portion of long-term debt, which represents 50% of the estimated excess cash flow for the Current Quarter of the subsidiaries subject to the Term Loan Facility.  The aggregate amount of 50% of the excess cash flow for all four quarters in 2010 is payable during the first quarter of 2011.    For the Current Quarter and the Prior Year Quarter, the effective interest rate of the Term Loan Facility was 2.49% and 3.71%, respectively.  At March 31, 2010, the balance of the Term Loan Facility was $170.6 million.  As of March 31, 2010, the Company was in compliance with all material covenants set forth in the Credit Agreement. The $272.5 million in proceeds from the Term Loan Facility were used by the Company as follows: $204.0 million was used to pay the cash portion of the initial consideration for the acquisition of the Rocawear brand; $2.1 million was used to pay the costs associated with the Rocawear acquisition; $60 million was used to pay the consideration for the acquisition of the Starter brand; and $3.9 million was used to pay costs associated with the Term Loan Facility. The costs of $3.9 million relating to the Term Loan Facility have been deferred and are being amortized over the life of the loan, using the effective interest method. As of March 31, 2010, the subsidiaries subject to the Term Loan Facility were Studio IP Holdings, SHM, OP Holdings, OPHM, Mossimo Holdings, MI,  Official-Pillowtex and PHMLLC (collectively, the “Term Loan Facility Subsidiaries”). As of March 31, 2010, the Term Loan Facility Subsidiaries, directly or indirectly, owned the following trademarks, excluding certain territories covered by the Iconix China, Iconix Latin America, and Iconix Europe joint ventures (see Note 2): Danskin, Rocawear, Starter, Ocean Pacific/OP, Mossimo, Cannon, Royal Velvet, Fieldcrest, Charisma and Waverly.

On July 26, 2007, the Company purchased a hedge instrument to mitigate the cash flow risk of rising interest rates on the Term Loan Facility. See Note 3 for further information.

On February 24, 2010, Barclays Bank PLC was appointed as successor Administrative Agent under the Credit Agreement.

Asset-Backed Notes

The financing for certain of the Company's acquisitions has been accomplished through private placements by its subsidiary, IP Holdings LLC ("IP Holdings") of asset-backed notes ("Asset-Backed Notes") secured by intellectual property assets (trade names, trademarks, license agreements and payments and proceeds with respect thereto relating to the Candie’s, Bongo, Joe Boxer, Rampage, Mudd and London Fog brands) of IP Holdings. At March 31, 2010, the balance of the Asset-Backed Notes was $89.0 million, $24.7 million of which is included in the current portion of long-term debt on the unaudited condensed consolidated balance sheet.

Cash on hand in the bank account of IP Holdings is restricted at any point in time up to the amount of the next debt principal and interest payment required under the Asset-Backed Notes. Accordingly, $4.4 million and $2.0 million as of March 31, 2010 and December 31, 2009, respectively, are included as restricted cash within the Company's current assets. Further, in connection with IP Holdings' issuance of Asset-Backed Notes, a reserve account has been established and the funds on deposit in such account will be applied to the final principal payment with respect to the Asset-Backed Notes. Accordingly, as of March 31, 2010 and December 31, 2009, $15.9 million has been classified as non-current and disclosed as restricted cash within other assets on the Company's unaudited condensed consolidated balance sheets.

Interest rates and terms on the outstanding principal amount of the Asset-Backed Notes as of March 31, 2010 are as follows: $30.2 million principal amount bears interest at a fixed interest rate of 8.45% with a six year term, $13.4 million principal amount bears interest at a fixed rate of 8.12% with a six year term, and $45.4 million principal amount bears interest at a fixed rate of 8.99% with a six and a half year term. The Asset-Backed Notes have no financial covenants by which the Company or its subsidiaries need comply. The aggregate principal amount of the Asset-Backed Notes is required to be fully paid by February 22, 2013.

Neither the Company nor any of its subsidiaries (other than IP Holdings) is obligated to make any payment with respect to the Asset-Backed Notes, and the assets of the Company and its subsidiaries (other than IP Holdings) are not available to IP Holdings' creditors. The assets of IP Holdings are not available to the creditors of the Company or its subsidiaries (other than IP Holdings).

Promissory Note

In connection with the Ecko transaction, IPH Unltd issued a promissory note (“Promissory Note”) to a third party creditor for $90.0 million.  IPH Unltd’s obligations under the Promissory Note are secured by the Ecko portfolio of trademarks and related intellectual property assets (including Ecko and Zoo York), further guaranteed personally by the minority owner of IPH Unltd.  Amounts outstanding under the Promissory Note bear interest at 7.50% per annum, with minimum principal payable in equal quarterly installments of $2.5 million, with any remaining unpaid principal balance and accrued interest to be due on June 30, 2014, the Promissory Note maturity date.  The Promissory Note may be prepaid without penalty, and would be applied to the scheduled quarterly principal payments in the order of their maturity.  As of March 31, 2010, the total principal balance of the Promissory Note is $87.5 million, of which $10.0 million is included in the current portion of long-term debt on the unaudited condensed consolidated balance sheet.

Sweet Note

On April 23, 2002, the Company acquired the remaining 50% interest in Unzipped (see Note 8) from Sweet Sportswear, LLC (“Sweet”) for a purchase price comprised of 3,000,000 shares of its common stock and $11.0 million in debt, which was evidenced by the Company’s issuance of the 8% Senior Subordinated Note due in 2012 (“Sweet Note”). Prior to August 5, 2004, Unzipped was managed by Sweet pursuant to the Management Agreement (as defined in Note 8), which obligated Sweet to manage the operations of Unzipped in return for, commencing in the fiscal year ended January 31, 2003 (“Fiscal 2003”), an annual management fee based upon certain specified percentages of net income achieved by Unzipped during the three- year term of the agreement. In addition, Sweet guaranteed that the net income, as defined in the agreement, of Unzipped would be no less than $1.7 million for each year during the term, commencing with Fiscal 2003. In the event that the guarantee was not met for a particular year, Sweet was obligated under the Management Agreement to pay the Company the difference between the actual net income of Unzipped, as defined, for such year and the guaranteed $1.7 million. That payment, referred to as the shortfall payment, could be offset against the amounts due under the Sweet Note at the option of either the Company or Sweet. As a result of such offsets, the balance of the Sweet Note was reduced by the Company to $3.1 million as of December 31, 2006 and $3.0 million as of December 31, 2005 and was reflected in Long- term debt. This note bears interest at the rate of 8% per year and matures in April 2012.

In November 2007, the Company received a signed judgment related to the Sweet Sportswear/Unzipped litigation. See Note 10.

The judgment stated that the Sweet Note (originally $11.0 million when issued by the Company upon the acquisition of Unzipped from Sweet in 2002) should total approximately $12.2 million as of December 31, 2007. The recorded balance of the Sweet Note, prior to any adjustments related to the judgment was approximately $3.2 million. The Company increased the Sweet Note by approximately $6.2 million and recorded the expense as an expense related to specific litigation. The Company further increased the Sweet Note by approximately $2.8 million to record the related interest and included the charge in interest expense. As of March 31, 2010, the Sweet Note is approximately $12.2 million and included in the current portion of long-term debt. The Sweet Note bears interest, which was accrued for during the Current Quarter and the Prior Year Quarter and included in accounts payable and accrued expenses, at the rate of 8% per year.

In addition, in November 2007 the Company was awarded a judgment of approximately $12.2 million for claims made by it against Hubert Guez and Apparel Distribution Services, Inc. (“ADS”). As a result, the Company recorded a receivable of approximately $12.2 million and recorded the benefit in special charges during the year ended December 31, 2007. This receivable is included in other assets - non-current and bears interest, which was accrued for during Current Quarter and the Prior Year Quarter, at the rate of 8% per year.

Debt Maturities

As of March 31, 2010, the Company’s debt maturities on a calendar year basis are as follows:

(000’s omitted)	Total	April 1 through December 31, 2010	2011	2012	2013	2014
Convertible Notes[1]	$251,365	$-	$-	$251,365	$-	$-
Term Loan Facility	170,577	-	15,600	154,977	-	-
Asset-Backed Notes	89,005	18,356	26,380	33,468	10,801	-
Promissory Note	87,500	7,500	10,000	10,000	10,000	50,000
Sweet Note	12,186	12,186	-	-	-	-
Total	$610,633	$38,042	$51,980	$449,810	$20,801	$50,000

1 Reflects the net debt carrying amount of the Convertible Notes on the unaudited condensed consolidated balance sheet as of March 31, 2010, in accordance with accounting for convertible notes.  The principal amount owed to the holders of the Convertible Notes is $287.5 million.

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

Stock Repurchase Program

On November 3, 2008, the Company announced that its Board of Directors had authorized the repurchase of up to $75 million of the Company's common stock over a period of approximately three years (the “Program”). The Program replaces any prior plan or authorization. The Program does not obligate the Company to repurchase any specific number of shares and may be suspended at any time at management's discretion.  During 2009, the Company repurchased 200,000 shares under the Program for approximately $1.5 million.  No shares were repurchased under the Program by the Company during the Current Quarter.

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

Summaries of the Company's stock options, warrants and performance related options activity, and related information for the year Current Quarter are as follows:

Options		Weighted-Average
	Options	Exercise Price

Outstanding January 1, 2010	3,094,079	$4.48
Granted	-	-
Canceled	-	-
Exercised	(53,334)	9.65
Expired/Forfeited	(16,844)	1.31
Outstanding March 31, 2010	3,023,901	$4.41
Exercisable at March 31, 2010	3,020,567	$4.40

Warrants

		Weighted-Average
	Warrants	Exercise Price

Outstanding January 1, 2010	286,900	$16.99
Granted	-	-
Canceled	-	-
Exercised	-	-
Expired/Forfeited	-	-
Outstanding March 31, 2010	286,900	$16.99
Exercisable at March 31, 2010	286,900	$16.99

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

The following tables summarize information about unvested restricted stock transactions (shares in thousands):

		Weighted-Average
	Shares	Grant Date Fair Value

Non-vested, January 1, 2010	2,041,126	$17.28
Granted	255,412	13.95
Vested	(800)	20.89
Forfeited/Canceled	-	-
Non-vested, March 31, 2010	2,295,738	$16.91

Compensation expense related to restricted stock grants for the Current Quarter and the Prior Year Quarter was approximately $2.2 million and $1.6 million, respectively. An additional amount of $19.1 million is expected to be expensed over a period of approximately three years. During both the Current Quarter and the Prior Year Quarter the Company withheld shares valued at less than $0.1 million of its restricted common stock in connection with net share settlement of restricted stock grants and option exercises.

Shares Reserved for Issuance

At March 31, 2010, 1,918,566 common shares were reserved for issuance under the 2009 Plan, and 76,653 common shares were reserved for issuance of stock options under the 2006 Stock Option Plan.   There were no common shares available for issuance under the 2002, 2001, and 2000 Stock Option Plans.

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

As of March 31, 2010, of the total potentially dilutive shares related to restricted stock-based awards, stock options and warrants, 1.8 million were anti-dilutive, compared to 1.8 million as of December 31, 2009.

As of March 31, 2010, of the performance related restricted stock-based awards issued in connection with the Company’s employment agreement with its chairman, chief executive officer and president, 1.3 million of such awards (which is included in the total 1.8 million anti-dilutive stock-based awards described above) were anti-dilutive and therefore not included in this calculation.

Warrants issued in connection with the Company’s Convertible Notes financing were anti-dilutive and therefore not included in this calculation. Portions of the Convertible Notes that would be subject to conversion to common stock were anti-dilutive as of March 31, 2010 and therefore not included in this calculation.

A reconciliation of shares used in calculating basic and diluted earnings per share follows:

(000's omitted)	For the Three Months ended March 31,
	2010	2009
Basic	71,537	58,044
Effect of exercise of stock options	1,940	2,023
Effect of contingent common stock issuance	353	589
Effect of assumed vesting of restricted stock	596	236
	74,426	60,892

8. Unzipped Apparel, LLC (“Unzipped”)

On October 7, 1998, the Company formed Unzipped with its then joint venture partner Sweet, the purpose of which was to market and distribute apparel under the Bongo label. The Company and Sweet each had a 50% interest in Unzipped. Pursuant to the terms of the joint venture, the Company licensed the Bongo trademark to Unzipped for use in the design, manufacture and sale of certain designated apparel products.

On April 23, 2002, the Company acquired the remaining 50% interest in Unzipped from Sweet for a purchase price of three million shares of the Company's common stock and $11 million in debt evidenced by the Sweet Note. See Note 5. In connection with the acquisition of Unzipped, the Company filed a registration statement with the Securities and Exchange Commission ("SEC") for the three million shares of the Company's common stock issued to Sweet, which was declared effective by the SEC on July 29, 2003.

Prior to August 5, 2004, Unzipped was managed by Sweet pursuant to a management agreement (the “Management Agreement”). Unzipped also had a supply agreement with Azteca Productions International, Inc. ("Azteca") and a distribution agreement with ADS. All of these entities are owned or controlled by Hubert Guez.

On August 5, 2004, Unzipped terminated the Management Agreement with Sweet, the supply agreement with Azteca and the distribution agreement with ADS and commenced a lawsuit against Sweet, Azteca, ADS and Hubert Guez. See Note 10.

There were no transactions with these related parties during the Current Quarter or Prior Year Quarter.

In November 2007, a judgment was entered in the Unzipped litigation, pursuant to which the $3.1 million in accounts payable to ADS/Azteca (previously shown as “accounts payable - subject to litigation”) was eliminated and recorded in the income statement as a benefit to the “expenses related to specific litigation”.

As a result of the judgment, in 2007 the balance of the $11.0 million principal amount Sweet Note, originally issued by the Company upon the acquisition of Unzipped from Sweet in 2002, including interest, was increased from approximately $3.2 million to approximately $12.2 million as of December 31, 2007. Of this increase, approximately $6.2 million was attributed to the principal of the Sweet Note and the expense was recorded as an expense related to specific litigation. The remaining $2.8 million of the increase was attributed to related interest on the Sweet Note and recorded as interest expense. As of March 31, 2010, the full $12.2 million current balance of the Sweet Note and $2.2 million of accrued interest are included in the current portion of long term debt and accounts payable and accrued expenses, respectively.

In addition, in November 2007 the Company was awarded a judgment of approximately $12.2 million for claims made by it against Hubert Guez and ADS. As a result, the Company recorded a receivable of approximately $12.2 million and recorded the benefit in special charges for 2007. As of March 31, 2010, this receivable and the associated accrued interest of $2.2 million are included in other assets - non-current.

9.  Expenses Related to Specific Litigation

Expenses related to specific litigation consist of legal expenses and costs related to the Unzipped litigation. For the Current Quarter and the Prior Year Quarter, the Company recorded expenses related to specific litigation of less than $0.1 million and $0.1 million, respectively.

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

In sum, the trial court entered judgment in the Company’s favor of over $12 million and has confirmed, but not reduced to judgment, additional amounts owed of approximately $15 million, which consists of the confirmed verdicts plus the fee and cost awards against Sweet and Azteca. All of these amounts accrue interest at an annual rate of 10%. All parties have filed notices of appeal. The Company’s notice of appeal relates to, among other things, those parts of the jury’s verdicts vacated by the Court. In December 2008, the Company also filed a notice of appeal from the Court’s orders relating to attorneys’ fees awarded against ADS, statutory costs and non-statutory costs. The Guez defendants have posted an aggregate of approximately $51.7 million in undertakings with the Court to secure the judgments. The Company is unable to pursue collection of the monetary portions of the judgments during the pendency of the appeals.

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

11.  Related Party Transactions

The Candie’s Foundation

The Candie's Foundation, a charitable foundation founded by Neil Cole for the purpose of raising national awareness about the consequences of teenage pregnancy, owed the Company $0.8 million and $0.8 million at March 31, 2010 and December 31, 2009, respectively.  In February 2010, the Candie’s Foundation received a contribution of approximately $0.7 million from a licensee of the Company.  The Candie's Foundation intends to pay-off the entire borrowing from the Company during 2010, although additional advances will be made as and when necessary.

Travel

The Company recorded expenses of approximately $20,000 and $178,000 for the Current Quarter and Prior Year Quarter, respectively, for the hire and use of aircraft solely for business purposes owned by a company in which the Company’s chairman, chief executive officer and president is the sole owner. Management believes that all transactions were made on terms and conditions no less favorable than those available in the marketplace from unrelated parties.

12.   Segment and Geographic Data

The Company has one reportable segment, licensing and commission revenue generated from its brands. The geographic regions consist of the United States and Other (which principally represents Canada, Japan and Europe). Long lived assets are substantially all located in the United States. Revenues attributed to each region are based on the location in which licensees are located.

The net revenues by type of license and information by geographic region are as follows:

	For the Three Months Ended
(000's omitted)	March 31,
	2010	2009
Net sales by category:
Direct-to-retail license	$38,564	$23,036
Wholesale license	32,602	27,005
Other	538	460
	$71,704	$50,501

Net sales by geographic region:
United States	$68,173	$48,233
Other	3,531	2,268
	$71,704	$50,501

13.  Subsequent Events

Entry into a Definitive Agreement to Purchase the Peanuts Brand and Related Assets

On April 26, 2010, the Company entered into an interest purchase agreement (the “Purchase Agreement”) with United Feature Syndicate, Inc (“UFS”) and The E.W. Scripps Company (the “Parent”) (Parent and UFS, collectively, the “Sellers”).

Pursuant to the Purchase Agreement, the Company has agreed to buy all of the issued and outstanding Interests (“Interests”) of Character Licensing, LLC, a newly formed Delaware limited liability company (“CL”), which will own the Peanuts brand and related assets. On or prior to the closing date, Iconix will assign its right to buy all of the interests to a joint venture (the “JV”) owned 80% by Iconix’ wholly-owned subsidiary, Icon Entertainment LLC, a Delaware limited liability company (“IE”), and 20% by Beagle Scout LLC, a Delaware limited liability company (“Beagle”) owned by certain Schulz family trusts. The interests will be purchased by the Company through the JV.

On or prior to the Closing Date, UFS shall contribute and transfer to CL all of its right, title and interest in, to and under (i) any and all of the assets used exclusively in UFS’ licensing business, which includes the Peanuts brand and related assets; (ii) the licensing and character representation business of United Media Licensing, a division of UFS, which includes Dilbert and Fancy Nancy; (iii) certain assets of UFS’ syndication and web businesses; and (iv) all of the issued and outstanding shares of each of United Media Kabushiki Kaisha and UMNet Y.K., each a corporation formed under the laws of Japan (collectively, the “Peanuts Assets”). In addition, Iconix has agreed to hire certain employees of Seller as of the closing date.

IE and Beagle will enter into an operating agreement with respect to the JV. Iconix will contribute $141.0 million in cash to the JV in exchange for its 80% ownership interest. Beagle will contribute $34.0 million to the JV in cash and promissory notes.

The purchase price for the Interests will be $175.0 million in cash, subject to a working capital adjustment on the closing date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995. The statements that are not historical facts contained in this report are forward looking statements that involve a number of known and unknown risks, uncertainties and other factors, all of which are difficult or impossible to predict and many of which are beyond our control, which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. These risks are detailed our Form 10-K for the fiscal year ended December 31, 2009 and other SEC filings. The words “believe”, “anticipate,” “expect”, “confident”, “project”, provide “guidance” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date the statement was made.

Executive Summary. We are a brand management company engaged in licensing, marketing and providing trend direction for a diversified and growing consumer brand portfolio. Our brands are sold across every major segment of retail distribution, from luxury to mass. As of March 31, 2010 we and our joint ventures owned 22 iconic consumer brands. As of March 31, 2010, we owned the following brands: Candie’s, Bongo, Badgley Mischka, Joe Boxer, Rampage, Mudd, London Fog, Mossimo, Ocean Pacific/OP, Danskin/Danskin Now, Rocawear, Cannon, Royal Velvet, Fieldcrest, Charisma, Starter, and Waverly. In addition, Scion LLC, a joint venture in which hawse have a 50% investment, owns the Artful Dodger brand; Hardy Way, a joint venture in which we have a 50% investment, owns the Ed Hardy brands; and IPH Unltd, a joint venture in which we have a 51% controlling investment, owns the Ecko and Zoo York brands.  Further, on March 9, 2010, we purchased 50% of MG Icon, the owner of the Material Girl brand and trademarks and simultaneously entered into a multi-year license agreement for the Material Girl brand with Macy’s Retail Holdings, Inc. We license our brands worldwide through approximately 250 direct-to-retail and wholesale licenses for use across a wide range of product categories, including footwear, fashion accessories, sportswear, home products and décor, and beauty and fragrance. Our business model allows us to focus on our core competencies of marketing and managing brands without many of the risks and investment requirements associated with a more traditional operating company. Our licensing agreements with leading retail and wholesale partners throughout the world provide us with a predictable stream of guaranteed minimum royalties.

Our growth strategy is focused on increasing licensing revenue from our existing portfolio of brands through adding new product categories, expanding the retail penetration of our existing brands and optimizing the sales of our licensees. We will also seek to continue the international expansion of our brands by partnering with leading licensees and/or joint venture partners throughout the world. Finally, we believe we will continue to acquire iconic consumer and character-based brands with applicability to a wide range of merchandise categories and an ability to further diversify our brand portfolio.

Results of Operations

The three months ended March 31, 2010 compared to the three months ended March 31, 2009

Licensing and Other Revenue. Licensing and other revenue for the Current Quarter increased to $71.7 million from $50.5 million for the Prior Year Quarter.   In the Current Quarter, we recorded approximately $9.6 million in aggregate revenue related to our acquisition of the Ecko assets, for which there was no comparable revenue in the Prior Year Quarter.  The primary drivers of the remaining increase in revenue from the Prior Year Quarter to the Current Quarter are as follows: an aggregate increase of approximately $9.9 million from our three direct-to-retail brands with Wal-Mart Stores, Inc. (“Wal-Mart”), an aggregate increase of approximately $1.3 million from our three direct-to-retail brands with Target Corporation (“Target”), an aggregate increase of approximately $0.5 million from our two direct-to-retail brands at Kohl’s Corporation (“Kohl’s”), and an increase of approximately $1.6 million from our Charisma brand primarily due to its direct-to-retail with Costco.  These increases were partially offset by an aggregate decrease of approximately $1.5 million primarily related to the transition of our women’s category for our Rocawear brand to a new licensee, and the transition of our Bongo brand to a direct-to-retail license with Kmart Corporation (“Kmart”), which is expecting a full launch in both Kmart and Sears stores in Fall 2010.

Operating Expenses. Consolidated selling, general and administrative (“SG&A”), expenses totaled $22.3 million in the Current Quarter compared to $16.3 million in the Prior Year Quarter. The increase of $6.0 million was primarily driven by the following factors: (i) an increase of approximately $3.1 million in advertising and marketing related expenses and (ii) an increase of approximately $0.8 million in payroll costs due to bonuses paid to employees in the Current Quarter.

For the Current Quarter and the Prior Year Quarter, our expenses related to specific litigation included an expense for professional fees of less than $0.1 million and $0.1 million, respectively, relating to litigation involving Unzipped.  See Notes 8, 9 and 10 of Notes to Unaudited Condensed Consolidated Financial Statements for further information on our litigation involving Unzipped.

Operating Income. Operating income for the Current Quarter increased to $49.4 million, or approximately 69% of total revenue, compared to $34.2 million or approximately 68% of total revenue in the Prior Year Quarter. The slight increase in our operating margin percentage is primarily the result of the increase in revenue, offset by the increase in SG&A, for the reasons detailed above.

Other Expenses - Net – Other expenses - net decreased by approximately $0.9 million in the Current Quarter to $8.9 million, compared to other expenses - net of $9.8 million for the Prior Year Quarter.  This decrease was primarily due to an aggregate increase of approximately $1.1 million in our equity earnings on joint ventures due to earnings from our Hardy Way joint venture (created in May 2009) for which there was no comparable revenue in the Prior Year Quarter, and our Iconix Europe joint venture created in December 2009.  Further, interest expense related to our variable rate debt decreased from approximately $2.3 million in the Prior Year Quarter to $1.3 million in the Current Quarter as a result of both a lower debt balance and a decrease in our effective interest rate to 2.49% in the Current Quarter from 3.71% in the Prior Year Quarter.  Further, this decrease can be partially attributed to an increase from the Prior Year Quarter to the Current Quarter of approximately $0.5 million in interest and other income related to a higher cash balance in the quarter, which was partially offset by lower interest rates.  This aggregate decrease in other expenses – net was partially offset by an increase in interest expense of approximately $1.7 million related to our Promissory Note, which was entered into as part of our acquisition of the Ecko assets, for which there was no comparable interest expense in the Prior Year Quarter.

Provision for Income Taxes. The effective income tax rate for the Current Quarter is approximately 34.7% resulting in the $14.1 million income tax expense, as compared to an effective income tax rate of 35.8% in the Prior Year Quarter which resulted in the $8.7 million income tax expense.

Net Income. Our net income was $26.5 million in the Current Quarter, compared to net income of $15.6 million in the Prior Year Quarter, as a result of the factors discussed above.

Liquidity and Capital Resources

Liquidity

Our principal capital requirements have been to fund acquisitions, working capital needs, and to a lesser extent, capital expenditures. We have historically relied on internally generated funds to finance our operations and our primary source of capital needs for acquisitions has been the issuance of debt and equity securities. At March 31, 2010 and December 31, 2009, our cash totaled $194.5 million and $201.5 million, respectively, including short-term restricted cash of $8.5 million and $6.2 million, respectively.

In February 2010, we completed our acquisition of 50% of MG Icon, a limited liability company and owner of the Material Girl brands, for $20.0 million, $4.0 million of which was cash paid to the sellers at closing.

Our term loan facility requires us to repay the principal amount of the term loan outstanding in an amount equal to 50% of the excess cash flow of the subsidiaries subject to the term loan facility for the most recently completed fiscal year.   For the Current Quarter, we paid approximately $47.2 million of the principal balance, which represents 50% of the estimated excess cash flow of the subsidiaries subject to the term loan facility for the year ended December 31, 2009.

We believe that cash from future operations as well as currently available cash will be sufficient to satisfy our anticipated working capital requirements for the foreseeable future. We intend to continue financing future brand acquisitions through a combination of cash from operations, bank financing and the issuance of additional equity and/or debt securities. See Note 5 of Notes to Unaudited Condensed Consolidated Financial Statements for a description of certain prior financings consummated by us.

As of December 31, 2009, our marketable securities consist of auction rate securities, herein referred to as ARS. Beginning in the third quarter of 2007, $13.0 million of our ARS had failed auctions due to sell orders exceeding buy orders. In December 2008, the insurer of the ARS exercised its put option to replace the underlying securities of the auction rate securities with its preferred securities. Further, although these ARS had paid dividends according to their stated terms, we had received notice from the insurer that the payment of cash dividends will cease after July 31, 2009 and only temporarily reinstated for the 4-week period from December 23, 2009 through January 15, 2010, to be resumed if the board of directors of the insurer declares such cash dividends to be payable at a later date.  In January 2010, we commenced a lawsuit against the broker-dealer of these ARS alleging, among other things, fraud, and seeking full recovery of the $13.0 million face value of the ARS, as well as legal costs and punitive damages.  These funds will not be available to us until a successful auction occurs, a buyer is found outside the auction process or we realize recovery through settlement or legal judgment. Prior to June 30, 2009, we estimated the fair value of our ARS with a discounted cash flow model where we used the expected rate of cash dividends to be received.  As regular cash dividend payments have ceased, we changed our methodology for estimating the fair value of the ARS.  Beginning June 30, 2009, we estimated the fair value of our ARS using the present value of the weighted average of several scenarios of recovery based on our assessment of the probability of each scenario. We considered a variety of factors in our analysis including: credit rating of the issuer and insurer, comparable market data (if available), current macroeconomic market conditions, quality of the underlying securities, and the probabilities of several levels of recovery and reinstatement of cash dividend payments.  As the aggregate result of our quarterly evaluations, $13.0 million of our ARS have been written down to $7.3 million as a cumulative unrealized pre-tax loss of $5.7 million to reflect a temporary decrease in fair value. As the write-down of $5.7 million has been identified as a temporary decrease in fair value, the write-down has not impacted our earnings and is reflected as an other comprehensive loss in the stockholders’ equity section of our consolidated balance sheet.   We believe this decrease in fair value is temporary due to general macroeconomic market conditions.  Further, we have the ability and intent to hold the ARS until an anticipated full redemption. We believe our cash flow from future operations and our existing cash on hand will be sufficient to satisfy our anticipated working capital requirements for the foreseeable future, regardless of the timeliness of the auction process or other recovery.

Changes in Working Capital

At March 31, 2010 and December 31, 2009 the working capital ratio (current assets to current liabilities) was 2.42 to 1 and 2.12 to 1, respectively. This increase was driven primarily by a decrease in the current portion of our short term debt, as well as the factors set forth below:

Operating Activities

Net cash provided by operating activities increased approximately $26.2 million, from $25.7 million in the Prior Year Quarter to $51.9 million in the Current Quarter. This increase in net cash provided by operating activities of $26.2 million is primarily due to an increase in net income of $10.9 million from $15.6 million in the Prior Year Quarter to $26.5 million in the Current Quarter for the reasons discussed above, as well as an aggregate increase in net cash provided by changes in operating assets and liabilities (net of acquisitions) of $14.6 million from approximately $5.3 million of net cash used in operating activities in the Prior Year Quarter to approximately $9.3 million of net cash provided by operating activities in the Current Quarter.

Investing Activities

Net cash used in investing activities in the Current Quarter decreased $2.8 million, from $6.7 million in the Prior Year Quarter to $3.9 million in the Current Quarter.  During the Current Quarter, we paid $4.0 million in connection with our acquisition of a 50% interest in MG Icon.  In the Prior Year Quarter we paid cash earn-outs totaling $6.7 million, as compared to $0.7 million in cash earn-outs in the Current Quarter, both of which were related to acquisitions prior to 2009 and were recorded as increases to goodwill.

Financing Activities

Net cash used in financing activities increased $10.1 million, from $47.3 million in the Prior Year Quarter to $57.4 million in the Current Quarter.  The main driver of this increase of $10.1 million was an increase of $11.5 million in principal payments on our long-term debt.  Specifically, our payment in March 2010 of 50% of the excess cash flow from the subsidiaries subject to the term loan facility for 2009 was $47.2 million, as compared to our payment in March 2009 of 50% of the excess cash flow from the subsidiaries subject to the term loan facility for the year ended December 31, 2008 was $38.7 million.  Further, in the Prior Year Quarter, we made a non-controlling interest contribution of $2.1 million related to an investment through our joint venture Scion.  This was offset by a decrease in the change in current restricted cash of approximately $1.9 million, related to a $4.1 million investment through our joint venture Scion in the Prior Year Quarter.  See Note 2 of Notes to Unaudited Condensed Consolidated  Financial Statements for further information on this investment.

Other Matters

New Accounting Standards

In June 2009, the FASB issued guidance under ASC Topic 810 “Consolidation”. This guidance amends the consolidation guidance for variable interest entities, herein referred to as a VIE, by requiring an on-going qualitative assessment of which entity has the power to direct matters that most significantly impact the activities of a VIE and has the obligation to absorb losses or benefits that could be potentially significant to the VIE. This guidance is effective for us beginning in January 1, 2010 and the results of its adoption are reflected herein.

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

In February 2010, the FASB issued ASC Topic 855 - Amendments to Certain Recognition and Disclosure Requirements. ASC Topic 855 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement that an SEC filer disclose the date through which subsequent events have been evaluated.  ASC Topic 855 was effective upon issuance.  The adoption of this standard had no effect on our results of operation or financial position.

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

In June 2001, the FASB issued guidance under ASC Topic 350 “Intangibles Goodwill and Other”, which changed the accounting for goodwill from an amortization method to an impairment-only approach. Upon our adoption of this guidance, on February 1, 2002, we ceased amortizing goodwill. As prescribed under this guidance, we had goodwill tested for impairment during the years ended December 31, 2009, 2008 and 2007, and no write-downs from impairments were necessary. Our tests for impairment utilize discounted cash flow models to estimate the fair values of the individual assets. Assumptions critical to our fair value estimates are as follow: (i) discount rates used to derive the present value factors used in determining the fair value of the reporting units and trademarks; (ii) royalty rates used in our trade mark valuations; (iii) projected average revenue growth rates used in the reporting unit and trademark models; and (iv) projected long-term growth rates used in the derivation of terminal year values.  These tests factor in economic conditions and expectations of management and may change in the future based on period-specific facts and circumstances.

Impairment losses are recognized for long-lived assets, including certain intangibles, used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are not sufficient to recover the assets carrying amount. Impairment losses are measured by comparing the fair value of the assets to their carrying amount.  For the Current Quarter and Prior Year Quarter there was no impairment present for these long-lived assets.

Effective January 1, 2006, we adopted guidance under ASC Topic 718 “Compensation – Stock Compensation”,  which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Under this guidance, using the modified prospective method, compensation expense is recognized for all share-based payments granted prior to, but not yet vested as of, January 1, 2006. Prior to the adoption of this guidance, we accounted for our stock-based compensation plans under the recognition and measurement principles of accounting principles board, or APB, Opinion No. 25, “Accounting for stock issued to employees,” and related interpretations. Accordingly, the compensation cost for stock options had been measured as the excess, if any, of the quoted market price of our common stock at the date of the grant over the amount the employee must pay to acquire the stock.

We account for income taxes in accordance with guidance under ASC Topic 740 “Income Taxes”. Under this guidance, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, management reviews both positive and negative evidence pursuant to the requirements of this guidance, including current and historical results of operations, the annual limitation on utilization of net operating loss carry forwards pursuant to Internal Revenue Code section 382, future income projections and the overall prospects of our business. Based upon management's assessment of all available evidence, including our completed transition into a licensing business, estimates of future profitability based on projected royalty revenues from our licensees, and the overall prospects of our business, management concluded that it is more likely than not that the net deferred income tax asset will be realized.

We adopted guidance under ASC Topic 740, beginning January 1, 2007, as it relates to uncertain tax positions. The implementation of this guidance did not have a significant impact on our financial position or results of operations. The total unrecognized tax benefit was $1.1 million at the date of adoption. At March 31, 2010, the total unrecognized tax benefit was $1.2 million. However, the liability is not recognized for accounting purposes because the related deferred tax asset has been fully reserved in prior years. We are continuing our practice of recognizing interest and penalties related to income tax matters in income tax expense. There was no accrual for interest and penalties related to uncertain tax positions for the Current Quarter. We file federal and state tax returns and we are generally no longer subject to tax examinations for fiscal years prior to 2006.

Marketable securities, which are accounted for as available-for-sale, are stated at fair value in accordance with guidance under ASC Topic 320 “Debt and Equity Securities”, and consist of auction rate securities. Temporary changes in fair market value are recorded as other comprehensive income or loss, whereas other than temporary markdowns will be realized through our statement of operations. On January 1, 2008, we adopted guidance under ASC Topic 820, which establishes a framework for measuring fair value and requires expanded disclosures about fair value measurement. While this guidance does not require any new fair value measurements in its application to other accounting pronouncements, it does emphasize that a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation.  Although we believe our judgments, estimates and/or assumptions used in determining fair value are reasonable, making material changes to such judgments, estimates and/or assumptions could materially affect such impairment analyses and our financial results.

Seasonal and Quarterly Fluctuations.

The majority of the products manufactured and sold under our brands and licenses are for apparel, accessories, footwear and home products and decor, which sales vary as a result of holidays, weather, and the timing of product shipments. Accordingly, a portion of our revenue from our licensees, particularly from those licensees whose actual sales royalties exceed minimum royalties, is subject to seasonal fluctuations. The results of operations in any quarter therefore will not necessarily be indicative of the results that may be achieved for a full fiscal year or any future quarter.

Other Factors

We continue to seek to expand and diversify the types of licensed products being produced under our various brands, as well as diversify the distribution channels within which licensed products are sold, in an effort to reduce dependence on any particular retailer, consumer or market sector. The success of our company, however, will still remain largely dependent on our ability to build and maintain brand awareness and contract with and retain key licensees and on our licensees’ ability to accurately predict upcoming fashion trends within their respective customer bases and fulfill the product requirements of their particular retail channels within the global marketplace. Unanticipated changes in consumer fashion preferences, slowdowns in the U.S. economy, changes in the prices of supplies, consolidation of retail establishments, and other factors noted in “Part II - Item 1A-Risk Factors,” could adversely affect our licensees’ ability to meet and/or exceed their contractual commitments to us and thereby adversely affect our future operating results

Effects of Inflation. We do not believe that the relatively moderate rates of inflation experienced over the past few years in the United States, where we primarily operate, have had a significant effect on revenues or profitability.

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

We are exposed to potential loss due to changes in interest rates. Investments with interest rate risk include marketable securities. Debt with interest rate risk includes the fixed and variable rate debt. As of March 31, 2010, we had approximately $170.6 million in variable interest debt under our Term Loan Facility. To mitigate interest rate risks, we have purchased derivative financial instruments such as interest rate hedges to convert certain portions of our variable rate debt to fixed interest rates. If there were an adverse change of 10% in interest rates, the expected effect on net income would be immaterial.

We invested in certain auction rate securities, herein referred to as ARS. Beginning in the third quarter of 2007 and through the Current Quarter, our balance of ARS failed to auction due to sell orders exceeding buy orders, and the insurer of the ARS exercised its put option to replace the underlying securities of the ARS with its preferred securities.  Further, although the ARS had paid cash dividends according to their stated terms, the payment of cash dividends ceased after July 31, 2009 and were only temporarily reinstated for the four week period from December 23, 2009 to January 15, 2010.  The dividends would be resumed only if the board of directors of the insurer declared such cash dividends to be payable at a later date.  In January 2010, we commenced a lawsuit against the broker-dealer of these ARS alleging, among other things, fraud, and seeking full recovery of the $13.0 million face value of the ARS, as well as legal costs and punitive damages.  These funds will not be available to us unless a successful auction occurs, a buyer is found outside the auction process, or if we realize recovery through settlement or legal judgment of the action brought against the broker-dealer. We estimated the fair value of our ARS to be $7.3 million, using the present value of the weighted average of several scenarios of recovery based on our assessment of the probability of each scenario. We believe this cumulative decrease in fair value is temporary due to general macroeconomic market conditions. Further, we have the ability and intent to hold the ARS until an anticipated full redemption. The cumulative effect of the failure to auction since the third quarter of fiscal 2007 has resulted in an accumulated other comprehensive loss of $5.7 million which is reflected in the stockholders’ equity section of the consolidated balance sheet.

As described elsewhere in Note 5 of the Notes to Unaudited Condensed Consolidated Financial Statements, in connection with the initial sale of our convertible notes, we entered into convertible note hedges with affiliates of Merrill Lynch, Pierce, Fenner & Smith Incorporated and Lehman Brothers Inc. At such time, the hedging transactions were expected, but were not guaranteed, to eliminate the potential dilution upon conversion of the convertible notes. Concurrently, we entered into warrant transactions with the hedge counterparties.

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

The principal executive officer and principal financial officer also conducted an evaluation of internal control over financial reporting, herein referred to as internal control, to determine whether any changes in internal control occurred during the quarter ended March 31, 2010 that may have materially affected or which are reasonably likely to materially affect internal control. Based on that evaluation, there has been no change in the Company’s internal control during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to affect, the Company’s internal control.

PART II. Other Information

Item 1. Legal Proceedings.

See Note 10 of Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1A. Risk Factors.

In addition to the risk factors disclosed in Part 1, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2009, set forth below are certain factors that have affected, and in the future could affect, our operations or financial condition. We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could impact our operations. The risks described below and in our Annual Report on Form 10-K for the year ended December 31, 2009 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our financial condition and/or operating results.

Our existing and future debt obligations could impair our liquidity and financial condition, and in the event we are unable to meet our debt obligations we could lose title to our trademarks.

As of March 31, 2010, our unaudited condensed consolidated balance sheet reflects debt of approximately $610.6 million, including secured debt of $347.1 million ($170.6 million under our Term Loan Facility, $89.0 million under Asset-Backed Notes issued by our subsidiary, IP Holdings, and $87.5 million under the Promissory Note issued by IPH Unltd), primarily all of which was incurred in connection with our acquisition activities. In accordance with ASC 820, our Convertible Notes are included in our $610.6 million of consolidated debt at a net debt carrying value of $251.4 million; however, the principal amount owed to the holders of our Convertible Notes is $287.5 million. We may also assume or incur additional debt, including secured debt, in the future in connection with, or to fund, future acquisitions. Our debt obligations:

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

Our licensees Wal-Mart, Target, Kohl’s and Kmart, were our four largest direct-to-retail licensees during the Current Quarter, representing approximately 26%, 13%, 6% and 6%, respectively, of our total revenue for such period, while Li & Fung USA was our largest wholesale licensee, representing approximately 14.1% of our total revenue for such period. Our license agreement with Target for the Mossimo trademark grants it the exclusive U.S. license for substantially all Mossimo-branded products for a current term expiring in January 2012; our second license agreement with Target for the Fieldcrest mark grants it the exclusive U.S. license for substantially all Fieldcrest-branded products for a term expiring in January 2015; and our third license agreement with Target grants it the exclusive U.S. license for Waverly Home for a broad range of Waverly Home-branded products for a term expiring in January 2015. Our license agreement with Wal-Mart for the Ocean Pacific and OP trademarks grants it the exclusive license in the U.S., Canada, Mexico, China, India and Brazil for substantially all Ocean Pacific/OP-branded products for an term expiring June 30, 2011; our second license agreement with Wal-Mart for the Danskin Now trademark grants it the exclusive license in the U.S., Canada, Argentina, and Central America for substantially all Danskin Now-branded products for an initial term expiring December 2010; and our third license agreement with Wal-Mart for the Starter trademark grants it the exclusive license in the U.S., Canada and Mexico for substantially all Starter-branded products for an initial term expiring December 2013. Our license agreement with Kohl’s for the Candie’s trademark grants it the exclusive U.S. license for a wide variety of Candie’s-branded product categories for a term expiring in January 2016, and our license agreement with Kohl’s for the Mudd trademark grants it the exclusive U.S. license for a wide variety of Mudd-branded product categories for an initial term expiring in January 2015. Our license agreement with Kmart grants it the exclusive U.S. license with respect to the Joe Boxer trademark for a wide variety of product categories for a term expiring in December 2010 and our license agreement with Kmart for the Cannon trademark granted the exclusive license in the U.S. and Canada for a wide variety of product categories for an initial term expiring February 1, 2014. Our license agreements with Li & Fung USA grant it the exclusive worldwide license with respect to our Royal Velvet trademarks for a variety of products sold exclusively at Bed Bath & Beyond in the U.S., and the exclusive license (in many countries outside of the U.S. and Canada) for the Cannon trademark for a variety of products. The term for each of these licenses with Li & Fung USA expires on December 31, 2013. Our license agreements with Wear Me Apparel LLC (“Wear Me”), a subsidiary of Li & Fung USA, for the Rocawear trademark grant it the exclusive licenses for the U.S. and its territories for sleepwear, underwear, swimwear and outerwear expire on December 31, 2010; our license agreements with Wear Me for certain Ecko trademarks grant it the exclusive licenses for the U.S. and its territories for sleepwear, underwear, swimwear and outerwear expire on December 31, 2013; and our license agreements with Wear Me for the Zoo York trademark grant it the exclusive licenses for the U.S. and its territories for sleepwear, underwear, swimwear and outerwear trademark expires on December 31, 2014.  Because we are dependent on these licensees for a significant portion of our licensing revenue, if any of them were to have financial difficulties affecting its ability to make guaranteed payments, or if any of these licensees decides not to renew or extend its existing agreement with us, our revenue and cash flows could be reduced substantially.

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

As of March 31, 2010, goodwill represented approximately $170.7 million, or approximately 9% of our total consolidated assets, and trademarks and other intangible assets represented approximately $1,252.6 million, or approximately 69% of our total consolidated assets. Under current U.S. GAAP accounting standards, goodwill and indefinite life intangible assets, including some of our trademarks, are no longer amortized, but instead are subject to impairment evaluation based on related estimated fair values, with such testing to be done at least annually. While, to date, no impairment write-downs have been necessary, any write-down of goodwill or intangible assets resulting from future periodic evaluations would, as applicable, either decrease our net income or increase our net loss and those decreases or increases could be material.

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

Marketable securities consist of auction rate securities, herein referred to as ARS. From the third quarter of 2007 to the present, our balance of ARS failed to auction due to sell orders exceeding buy orders, and the insurer of the ARS exercised its put option to replace the underlying securities of the auction rate securities with its preferred securities. Further, although the ARS had paid cash dividends according to their stated terms, the payment of cash dividends ceased after July 31, 2009, and would be resumed only if the board of directors of the insurer declares such cash dividends to be payable at a later date.  The insurer’s board of directors temporarily reinstated dividend payments for the 4-week period from December 23, 2009 to January 15, 2010.  In January 2010, we commenced a lawsuit against the broker-dealer of these ARS alleging, among other things, fraud, and seeking full recovery of the $13.0 million face value of the ARS, as well as legal costs and punitive damages.  These funds will not be available to us unless a successful auction occurs, a buyer is found outside the auction process, or if we realize recovery through settlement or legal judgment of the action being brought against the broker. As a result, $13.0 million of our ARS have been written down to approximately $7.3 million, based on our evaluation, as an unrealized pre-tax loss to reflect a temporary decrease in fair value, reflected as an accumulated other comprehensive loss of $5.7 million in the stockholders’ equity section of our consolidated balance sheet. We estimated the fair value of our ARS using the present value of the weighted average of several scenarios of recovery based on our assessment of the probability of each scenario. We believe this cumulative decrease in fair value is temporary due to general macroeconomic market conditions. Further, we have the ability and intent to hold the securities until an anticipated full redemption. However, there are no assurances that a successful auction will occur, that we can find a buyer outside the auction process, or that we will realize full recovery through settlement or legal judgment.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table represents information with respect to purchases of common stock made by the Company during the Current Quarter:

Month of purchase	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January 1 – January 31		$-	$-	$71,722,003
February 1 – February 28		$-	$-	$71,722,003
March 1 – March 31	337	$15.69	$-	$71,722,003
Total	337	$15.69	$-	$71,722,003

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

Item 6. Exhibits

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

Exhibit 10.1	Membership Interest Purchase Agreement dated as of March 9, 2010 by and between the Company and Purim LLC (1)

Exhibit 31.1	Certification of Chief Executive Officer Pursuant To Rule 13a-14 or 15d-14 of The Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Pursuant To Rule 13a-14 or 15d-14 of The Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated March 9, 2010 and incorporated by reference herein

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Iconix Brand Group, Inc. (Registrant)

Date: May 5, 2010	/s/ Neil Cole
Neil Cole Chairman of the Board, President and Chief Executive Officer (on Behalf of the Registrant)

Date: May 5, 2010	/s/ Warren Clamen
Warren Clamen Executive Vice President and Chief Financial Officer