Form 10-Q
period 2010-06-30
ICONIX BRAND GROUP, INC.
filed 2010-08-05
CIK 857737

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2010

OR

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From________ to________.

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

Common Stock, $.001 Par Value – 72,301,741 shares as of August 3, 2010.

INDEX

FORM 10-Q

Iconix Brand Group, Inc. and Subsidiaries

Part I.  Financial Information
Item 1. Financial Statements

Iconix Brand Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except par value)

	June 30,	December 31,
	2010	2009
	(Unaudited)
Assets
Current Assets:
Cash (including restricted cash of $3,009 in 2010 and $6,163 in 2009)	$60,236	$201,544
Accounts receivable	68,507	62,667
Deferred income tax assets	2,173	1,886
Other assets - current	23,823	14,549
Total Current Assets	154,739	280,646
Property and equipment:
Furniture, fixtures and equipment	12,492	9,060
Less: Accumulated depreciation	(3,255)	(2,611)
	9,237	6,449
Other Assets:
Restricted cash	15,866	15,866
Marketable securities	7,284	6,988
Goodwill	189,641	170,737
Trademarks and other intangibles, net	1,404,563	1,254,689
Deferred financing costs, net	3,956	4,803
Investments and joint ventures	58,026	36,568
Other assets – non-current	39,498	25,867
	1,718,834	1,515,518
Total Assets	$1,882,810	$1,802,613

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$28,910	$24,446
Deferred revenue	19,921	14,802
Current portion of long-term debt	77,197	93,251
Other current liabilities	4,000	-
Total current liabilities	130,028	132,499

Non-current deferred income taxes	127,648	117,090
Long-term debt, less current maturities	528,772	569,128
Long-term deferred revenue	11,032	11,831
Other liabilities	14,339	2,293
Total Liabilities	811,819	832,841

Commitments and contingencies

Stockholders' Equity
Common stock, $.001 par value shares authorized 150,000; shares issued 73,535 and 72,759 respectively	74	73
Additional paid-in capital	740,839	725,504
Retained earnings	244,784	195,469
Accumulated other comprehensive loss	(3,602)	(4,032)
Less: Treasury stock – 1,246 and 1,219 shares at cost, respectively	(8,359)	(7,861)
Total Iconix Stockholders’ Equity	973,736	909,153
Non-controlling interest	97,255	60,619
Total Stockholders’ Equity	1,070,991	969,772
Total Liabilities and Stockholders' Equity	$1,882,810	$1,802,613

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Income Statements
(in thousands, except earnings per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Licensing and other revenue	$76,013	$56,408	$147,717	$106,909

Selling, general and administrative expenses	26,369	17,368	48,687	33,638
Expenses related to specific litigation	201	83	207	137

Operating income	49,443	38,957	98,823	73,134

Other expenses
Interest expense	10,672	10,111	21,701	20,549
Interest and other income	(724)	(572)	(1,778)	(1,175)
Equity earnings on joint ventures	(1,104)	(770)	(2,217)	(807)
Other expenses - net	8,844	8,769	17,706	18,567

Income before income taxes	40,599	30,188	81,117	54,567

Provision for income taxes	14,480	10,897	28,544	19,627

Net income	$26,119	$19,291	$52,573	$34,940

Less: Net income attributable to non-controlling interest	$1,578	$-	$3,258	$-

Net income attributable to Iconix Brand Group, Inc.	$24,541	$19,291	$49,315	$34,940

Earnings per share:
Basic	$0.34	$0.31	$0.69	$0.58

Diluted	$0.33	$0.30	$0.66	$0.56

Weighted average number of common shares outstanding:
Basic	72,169	62,467	71,855	60,044

Diluted	74,749	65,060	74,589	62,765

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statement of Stockholders' Equity

Six Months Ended June 30, 2010
(in thousands)

					Accumulated
			Additional		Other		Non-
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Controlling
	Shares	Amount	Capital	Earnings	Loss	Stock	Interest	Total
Balance at January 1, 2010	72,759	$73	$725,504	$195,469	$(4,032)	$(7,861)	$60,619	$969,772
Shares issued on exercise of stock options	104	-	700	-	-	-	-	700
Shares issued on vesting of restricted stock	75	-	-	-	-	-	-	-
Shares issued for earn-out on acquisition	597	1	9,688	-	-	-	-	9,689
Tax benefit of stock option exercises	-	-	315	-	-	-	-	315
Compensation expense in connection with restricted stock and stock options	-	-	4,632	-	-	-	-	4,632
Shares repurchased on vesting of restricted stock and exercise of stock options	-	-	-	-	-	(498)		(498)
Comprehensive income:
Net income	-	-	-	49,315	-	-	3,258	52,573
Realization of cash flow hedge, net of tax	-	-	-	-	134	-	-	134
Change in fair value of securities, net of tax	-	-	-	-	296	-	-	296
Total comprehensive income	-	-	-	-	-	-	-	53,003
Non-controlling interest of acquired companies	-	-	-	-	-	-	33,378	33,378
Balance at June 30, 2010	73,535	$74	$740,839	$244,784	$(3,602)	$(8,359)	$97,255	$1,070,991

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$52,573	$34,940
Depreciation of property and equipment	644	672
Amortization of trademarks and other intangibles	4,224	3,563
Amortization of deferred financing costs	1,142	1,161
Amortization of convertible note discount	7,345	6,761
Stock-based compensation expense	4,632	3,327
Change in non-controlling interest	-	(271)
Allowance for doubtful accounts	1,983	542
Accrued interest on long-term debt	(1,611)	237
(Earnings) loss on equity investment in joint venture	(2,217)	(536)
Realization of cash flow hedge	134	106
Deferred income taxes	9,218	11,259
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	1,639	(11,397)
Other assets - current	(3,253)	969
Other assets	3,869	560
Deferred revenue	(7,546)	(1,189)
Accounts payable and accrued expenses	9,711	(8,826)
Net cash provided by operating activities	82,487	41,878
Cash flows used in investing activities:
Purchases of property and equipment	(649)	(20)
Additions to trademarks	(18)	(68)
Acquisition of interest in Hardy Way	-	(9,000)
Acquisition of interest in MG Icon	(4,000)	-
Acquisition of Peanuts Worldwide	(172,054)	-
Payment of expenses related to acquisitions	(1,160)	-
Distributions to equity partners	1,919	-
Earn-out payment on acquisition	(799)	(9,400)
Net cash used in investing activities	(176,761)	(18,488)
Cash flows used in financing activities:
Proceeds from issuance of new stock, net of cost	-	152,787
Proceeds from exercise of stock options and warrants	700	2,638
Shares repurchased on vesting of restricted stock and exercise of stock options	(498)	(232)
Shares repurchased on the open market	-	(1,455)
Payment of long-term debt	(64,051)	(49,584)
Non-controlling interest contribution	16,500	2,066
Excess tax benefit from share-based payment arrangements	315	3,302
Restricted cash - current	3,154	(4,372)
Net cash (used in) provided by financing activities	(43,880)	105,150
Net decrease in cash and cash equivalents	(138,154)	128,540
Cash, beginning of period	195,381	66,404
Cash, end of period	$57,227	194,944
Balance of restricted cash - current	3,009	5,247
Total cash including current restricted cash, end of period	$60,236	200,191

Supplemental disclosure of cash flow information:

	Six Months Ended June 30,
	2010	2009

Cash paid during the period:
Income taxes	$12,491	$5,332
Interest	$10,839	$11,917

Supplemental disclosures of non-cash investing and financing activities:

	Six Months Ended June 30,
	2010	2009

Acquisitions:
Common stock issued	$9,689	$8,000

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2010

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of Iconix Brand Group, Inc. (the "Company", “we”, “us”, or “our”), all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months (“Current Quarter”) and six months (“Current Six Months”) ended June 30, 2010 are not necessarily indicative of the results that may be expected for a full fiscal year.

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009 (“2009”).

2.  Investments and Joint Ventures

Scion

Scion LLC (“Scion”) is a brand management and licensing company formed by the Company with Shawn “Jay-Z” Carter in March 2007 to buy, create and develop brands across a spectrum of consumer product categories. On November 7, 2007, Scion, through its wholly-owned subsidiary Artful Holdings LLC (“Artful Holdings”), purchased Artful Dodger, an exclusive, high end urban apparel brand for a purchase price of $15.0 million. The Artful Dodger brand is currently licensed to Roc Apparel Group LLC ("Roc Apparel") in the United States and its territories and has been licensed to wholesale partners and distributors in Canada and Europe.

At inception, the Company determined that it would consolidate Scion since, under Accounting Standards Codification (“ASC”) Topic 810 “Consolidation”, the Company is the primary beneficiary of the variable interest entity.

In March 2009, the Company, through its investment in Scion, effectively acquired a 16.6% interest in Roc Apparel, its licensee for the Roc Apparel and Artful Dodger brands, for $1. The Company has determined that Roc Apparel is a variable interest entity as defined by ASC Topic 810.  However, the Company is not the primary beneficiary.  The investment in Roc Apparel is accounted for under the cost method of accounting.  As part of the transaction, the Company and its Scion partner each contributed approximately $2.1 million to Scion, totaling approximately $4.1 million, which was deposited as cash collateral under the terms of Roc Apparel's financing agreements.  During the Current Quarter, approximately $3.3 million of the collateral was released to Scion and distributed to the Scion members equally. The remaining $0.8 million of cash collateral, which is owned by Scion, is included as short-term restricted cash in the Company’s balance sheet.  During the Current Quarter and the Current Six Months, the Company recognized approximately $0.5 million and $0.6 million in dividends from its investment in Roc Apparel, respectively, which is included in interest and other income in the unaudited condensed consolidated income statement.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued guidance under ASC Topic 810 regarding non-controlling interests in consolidated financial statements. This guidance requires the recognition of a non-controlling interest (formerly known as a “minority interest”) as equity in the consolidated financial statements and separate from the parent’s equity.

At June 30, 2010 and December 31, 2009, the carrying value of the consolidated assets that are collateral for the variable interest entity’s obligations total $13.1 million and $13.7 million, respectively, which is comprised of the Artful Dodger trademark.

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

Iconix Latin America

In December 2008, the Company contributed substantially all rights to its brands in Mexico, Central America, South America and the Caribbean (the “Latin America Territory”) to Iconix Latin America LLC (“Iconix Latin America”), a then newly formed subsidiary of the Company.  On December 29, 2008, New Brands America LLC (“New Brands”), an affiliate of the Falic Group, purchased a 50% interest in Iconix Latin America.  In consideration for its 50% interest in Iconix Latin America, New Brands agreed to pay $6.0 million to the Company.  New Brands paid $1.0 million upon closing of this transaction and has committed to pay an additional $5.0 million over the 30-month period following closing.  As of June 30, 2010, the balance owed to the Company under this obligation is $3.0 million, which is included in the unaudited condensed consolidated balance sheet in other assets - current.

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

IPH Unltd

In October 2009, the Company consummated, through a newly formed subsidiary, IP Holdings Unltd LLC (“IPH Unltd”), a transaction with the sellers of the Ecko portfolio of brands, including Ecko and Zoo York (the “Ecko Assets”), pursuant to which the sellers sold and/or contributed the Ecko Assets to the IPH Unltd joint venture in exchange for a 49% membership interest in IPH Unltd and $63.5 million in cash which had been contributed to IPH Unltd by the Company.  As a result of this transaction, the Company owns a 51% controlling membership interest in IPH Unltd.  In addition, IPH Unltd borrowed $90.0 million from a third party to repay certain indebtedness of the sellers (Note 5).

The following table is a reconciliation of cash paid to sellers and the fair value of the sellers non-controlling interest:
(000’s omitted)
Cash paid to sellers	$63,500
Fair value of 49% non-controlling interest to sellers	57,959
121,459

The estimated fair value of the assets acquired, less long-term debt issued, is allocated as follows:
(000’s omitted)
Trademarks	$203,515
License agreements	6,830
Non-compete agreement	400
Goodwill	714
Long-term debt issued	(90,000)
$121,459

ASC Topic 810 affirms that consolidation is appropriate when one entity has a controlling financial interest in another entity. The Company owns a 51% membership interest in IPH Unltd compared to the minority owner’s 49% membership interest. Further, the Company believes that the voting and veto rights of the minority shareholder are merely protective in nature and does not provide them with substantive participating rights in IPH Unltd.  As such, IPH Unltd is subject to consolidation by the Company, which is reflected in the Company’s financial statements as of June 30, 2010 and December 31, 2009.

In accordance with ASC Topic 810, the Company recognizes the non-controlling interest of IPH Unltd as equity in the consolidated financial statements and separate from the parent’s equity.

The Ecko and Zoo York trademarks have been determined by management to have an indefinite useful life and accordingly, consistent with ASC Topic 350, no amortization is being recorded in the Company’s consolidated income statements. The goodwill and trademarks are subject to a test for impairment on an annual basis. Any adjustments resulting from the finalization of the purchase price allocations will affect the amount assigned to the Company’s consolidated income statement. The $0.7 million of goodwill is deductible for income tax purposes.  The license agreements are being amortized on a straight-line basis over the remaining contractual periods of approximately 1 to 9 years.

At June 30, 2010 and December 31, 2009, the carrying value of the consolidated assets that are collateral for the variable interest entity’s obligations total $209.8 million and $210.3 million, respectively, which is comprised of trademarks and license agreements. The assets of the Company are not available to the variable interest entity's creditors.

Iconix Europe

In December 2009, the Company contributed substantially all rights to its brands in all member states and candidate states of the European Union and certain other European countries (the “European Territory”) to Iconix Europe LLC, a newly formed wholly-owned subsidiary of the Company (“Iconix Europe”).  Also in December 2009 and shortly after the formation of Iconix Europe, an investment group led by The Licensing Company and Albion Equity Partners LLC purchased a 50% interest in Iconix Europe through Brand Investments Vehicles Group 3 Limited (“BIV”), to assist the Company in developing, exploiting, marketing and licensing the Company's brands in the European Territory.  In consideration for its 50% interest in Iconix Europe, BIV agreed to pay $4.0 million, of which $3.0 million was paid upon closing of this transaction in December 2009, the remaining $1.0 million to be paid in December 2010, and is included in other assets - current on the Company’s unaudited condensed consolidated balance sheet at June 30, 2010 and December 31, 2009.

At inception, the Company determined, in accordance with ASC 810, based on the corporate structure, voting rights and contributions of the Company and BIV, that Iconix Europe is not a variable interest entity and not subject to consolidation.  The Company has recorded its investment under the equity method of accounting.

MG Icon

In March 2010, the Company acquired a 50% interest in MG Icon LLC (“MG Icon”), the owner of the Material Girl brands and trademarks and other rights associated with the artist, performer and celebrity known as "Madonna", from Purim LLC (“Purim”) for $20.0 million, $4.0 million of which was paid at closing.  Of the remaining $16.0 million owed to Purim, $4.0 million is included in other current liabilities and $12.0 million is included in other liabilities. In addition, Purim may be entitled to receive additional consideration pursuant to an earn-out based on certain qualitative criteria.

Based on the corporate structure, voting rights and contributions of the Company and MG Icon, MG Icon is not subject to consolidation.   This conclusion was based on the Company’s determination that the entity met the criteria to be considered a “business,” and therefore was not subject to consolidation due to the “business scope exception” of ASC Topic 810. As such, the Company has recorded its investment under the equity method of accounting.

Peanuts Holdings

On April 26, 2010, the Company entered into an interest purchase agreement (the “Purchase Agreement”) with United Feature Syndicate, Inc (“UFS”) and The E.W. Scripps Company (the “Parent”) (Parent and UFS, collectively, the “Sellers”) to purchase all of the issued and outstanding interests (“Interests”) of Peanuts Worldwide LLC (formerly known as Character Licensing, LLC), a newly formed Delaware limited liability company (“Peanuts Worldwide”), to which, prior to the closing of the acquisition, the Peanuts brand and related assets and certain other assets were contributed by UFS. On June 3, 2010 (the “Closing Date”), the Company assigned its right to buy all of the Interests to Peanuts Holdings LLC (“Peanuts Holdings”), a newly formed Delaware limited liability company and joint venture owned 80% by Icon Entertainment LLC (“IE”), a wholly-owned subsidiary of the Company, and 20% by Beagle Scout LLC, a Delaware limited liability company (“Beagle”) owned by certain Schulz family trusts.

Further, on the Closing Date, IE and Beagle entered into an operating agreement with respect to Peanuts Holdings (the “Operating Agreement”).  Pursuant to the Operating Agreement, the Company, through IE, and Beagle made capital contributions of $141.0 million and $34.0 million, respectively, in connection with the acquisition of Peanuts Worldwide.  The Interests were then purchased for $172.1 million in cash, as adjusted for acquired working capital (see below).

In connection with the Operating Agreement, the Company through IE, loaned $17.5 million to Beagle (the “Beagle Note”), the proceeds of which were used to fund Beagle’s capital contribution to Peanuts Holdings in connection with the acquisition of Peanuts Worldwide.  The Beagle Note bears interest at 6% per annum, with minimum principal payable in equal annual installments of approximately $2.2 million beginning June 3, 2011, with any remaining unpaid principal balance and accrued interest to be due on June 3, 2015, the Beagle Note maturity date.  The Beagle Note is secured by the membership interest in Peanuts Holdings owned by Beagle.  At June 30, 2010, the $2.2 million current portion is included in other assets - current in the unaudited condensed consolidated balance sheet and the $15.3 million long term portion is included in other assets - non-current.

The cash paid to the Sellers and the estimated fair value of the assets acquired, less working capital assumed, is allocated as follows:

(000’s omitted)

Cash paid to sellers by Iconix Brand Group, Inc.	$138,054
Fair value of 20% non-controlling interest	33,378
$171,432

Trademarks and Copyrights	$153,000
License agreements	1,080
Furniture, fixtures and equipment	2,783
Goodwill	17,515
Cash	1,494
Accounts receivable	7,169
Other assets - current	6,567
Deferred revenue	(9,685)
Accrued artist royalties	(7,823)
Other current liabilities	(668)
$171,432

ASC Topic 810 affirms that consolidation is appropriate when one entity has a controlling financial interest in another entity. The Company owns an 80% membership interest in Peanuts Holdings, compared to the minority owner’s 20% membership interest. As such, Peanuts Holdings is subject to consolidation with the Company, which is reflected in the Company’s financial statements as of June 30, 2010.

In accordance with ASC Topic 810, the Company recognizes the non-controlling interest of Peanuts Holdings as equity in the consolidated financial statements and separate from the parent’s equity.   As such, for the Current Quarter and Current Six Months, the amount of net income attributable to the non-controlling interest is approximately $0.1 million and $0.1 million, respectively, and has been included in net income attributable to non-controlling interest in the unaudited condensed consolidated income statement.

The Peanuts trademarks and copyrights have been determined by management to have an indefinite useful life and accordingly, consistent with ASC Topic 350, no amortization is being recorded in the Company’s consolidated income statements. The goodwill and trademarks are subject to a test for impairment on an annual basis. Any adjustments resulting from the finalization of the purchase price allocations will be recorded in the consolidated income statement. The $17.5 million of goodwill is deductible for income tax purposes.  The licensing agreements are being amortized on a straight-line basis over the remaining contractual periods of approximately 1 to 5 years.

At June 30, 2010, the impact of consolidating Peanuts Holdings on the Company’s unaudited condensed consolidated balance sheet has increased current assets by $16.6 million, non-current assets by $174.3 million, current liabilities by $15.3 million and total liabilities by $15.3 million.  For the Current Quarter, Peanuts Holdings had approximately $5.3 million in revenue and $4.6 million in operating expense.  To date, the Company has incurred approximately $1.5 million in transaction costs related to this acquisition, which are included in selling, general and administrative expenses in the unaudited condensed consolidated income statements for the Current Quarter and the Current Six Months.

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

To determine the fair value of certain financial instruments, the Company relies on Level 2 inputs generated by market transactions of similar instruments where available, and Level 3 inputs using an income approach when Level 1 and Level 2 inputs are not available. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and financial liabilities and their placement within the fair value hierarchy. The following table summarizes the instruments measured at fair value at June 30, 2010 and December 31, 2009:

Carrying Amount as of
June 30, 2010				Valuation
(000's omitted)	Level 1	Level 2	Level 3	Technique
Marketable Securities	$-	$-	$7,284	(B)
Cash Flow Hedge	$-	$1	$-	(A)

Carrying Amount as of
December 31, 2009				Valuation
(000's omitted)	Level 1	Level 2	Level 3	Technique
Marketable Securities	$-	$-	$6,988	(B)
Cash Flow Hedge	$-	$1	$-	(A)

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

As of June 30, 2010, the Company held ARS with a face value of $13.0 million and a fair value of approximately $7.3 million.  In December 2008, the insurer of the ARS exercised its put option to replace the underlying securities of the ARS with its preferred securities. Prior to the second quarter of 2009 the ARS had paid cash dividends according to their stated terms.  During the second quarter of 2009, the Company received notice from the insurer that payment of cash dividends ceased as of July 31, 2009 and would be resumed only if the board of directors of the insurer declared such cash dividends to be payable at a later date.  The insurer’s board of directors temporarily reinstated dividend payments for the 4-week period from December 23, 2009 to January 15, 2010.  In January 2010, the Company commenced a lawsuit against the broker-dealer of these ARS alleging, among other things, fraud, and seeking full recovery of the $13.0 million face value of the ARS, as well as legal costs and punitive damages.  Prior to June 30, 2009, the Company estimated the fair value of its ARS with a discounted cash flow model where the Company used the expected rate of cash dividends to be received.  As the cash dividend payments have ceased, the Company has changed its methodology for estimating the fair value of the ARS.  Beginning June 30, 2009, the Company has estimated the fair value of its ARS using the present value of the weighted average of several scenarios of recovery based on management’s assessment of the probability of each scenario. The Company considered a variety of factors in its model including: credit rating of the issuer and insurer, comparable market data (if available), current macroeconomic market conditions, quality of the underlying securities, and the probabilities of several levels of recovery and reinstatement of the cash dividend payments.  As a result of its evaluation, during the Current Six Months the Company has recorded an unrealized pre-tax gain of approximately $0.3 million in accumulated other comprehensive loss as an increase to stockholders’ equity to reflect a temporary increase in the fair value of the ARS.  The Company believes the cumulative decrease in fair value since inception is temporary due to general macroeconomic market conditions.  Further, the Company has the ability and intent to hold the ARS until an anticipated full redemption. These funds will not be available to the Company unless a successful auction occurs, a buyer is found outside the auction process, or if recovery is realized through settlement or legal judgment of the action brought against the broker-dealer. As the ARS have failed to auction and may not auction successfully in the near future, the Company has classified its ARS as non-current. The Company continues to monitor the auction rate securities market as well as the financial condition of the insurer of the ARS and considers its impact, if any, on the fair value of its ARS.  The following table summarizes the activity for the period:

Auction Rate Securities	(000's omitted)
	2010	2009
Balance at January 1	$6,988	$7,522
Additions	-	-
Gains (losses) reported in earnings	-	-
Gains (losses) reported in accumulated other comprehensive loss	296	(66)
Balance at June 30	$7,284	$7,456

Cash Flow Hedge

On July 26, 2007, the Company purchased a hedge instrument from Lehman Brothers Special Financing Inc. (“LBSF”) to mitigate the cash flow risk of rising interest rates on the Term Loan Facility (see Note 5 for a description of this credit agreement). This hedge instrument caps the Company’s exposure to rising interest rates at 6.00% for LIBOR for 50% of the forecasted outstanding balance of the Term Loan Facility (“Interest Rate Cap”). Based on management’s assessment, the Interest Rate Cap qualifies for hedge accounting under ASC Topic 815 “Derivatives and Hedging”.  On a quarterly basis, the value of the hedge is adjusted to reflect its current fair value, with any adjustment flowing through other comprehensive income. The fair value of this instrument is obtained by comparing the characteristics of this cash flow hedge with similarly traded instruments, and is therefore classified as Level 2 in the fair value hierarchy. At June 30, 2010 and December 31, 2009, the fair value of the Interest Rate Cap was approximately $1. On October 3, 2008, LBSF filed a petition for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. The Company does not believe that the LBSF bankruptcy filing and its potential impact on LBSF will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Financial Instruments

At June 30, 2010 and December 31, 2009, the fair values of cash and cash equivalents, receivables and accounts payable and accrued expenses approximated their carrying values due to the short-term nature of these instruments. The fair value of the note receivable from New Brands (see Note 2) approximates its $3.0 million carrying value; the fair value of the note receivable due from the purchasers of the Canadian trademark for Joe Boxer approximates its $4.0 million carrying value; the fair value of the note payable to Purim LLC approximates its $16.0 million carrying value; and the fair value of the Beagle Note approximates its $17.5 million carrying value.  The fair value of the estimated fair values of other financial instruments subject to fair value disclosures, determined based on broker quotes or quoted market prices or rates for the same or similar instruments, and their related carrying amounts are as follows:

(000's omitted)	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$605,969	$612,164	$662,379	$650,732

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

Non-Financial Assets and Liabilities

On January 1, 2009, the Company adopted the provisions of ASC Topic 820 with respect to its non-financial assets and liabilities requiring non-recurring adjustments to fair value using a market participant approach. The Company uses a discounted cash flow model with level 3 inputs to measure the fair value of its non-financial assets and liabilities.  The Company also adopted the provisions of ASC 820 as it relates to purchase accounting for its acquisitions.  The Company has goodwill, which is tested for impairment at least annually, as required by ASC Topic 350 “Intangibles – Goodwill and Other”.  Further, in accordance with ASC Topic 350, the Company’s indefinite-lived trademarks are tested for impairment at least annually, on an individual basis as separate single units of accounting.  Similarly, consistent with ASC Topic 360 as it relates to accounting for the impairment or disposal of long-lived assets, the Company assesses whether or not there is impairment of the Company’s definite-lived trademarks.  There was no impairment, and therefore no write-down, of any of the Company’s long-lived assets during the Current Six Months or the Prior Year Six Months.

4.  Trademarks and Other Intangibles, net

Trademarks and other intangibles, net consist of the following:

		June 30, 2010		December 31, 2009
	Estimated	Gross		Gross
	Lives in	Carrying	Accumulated	Carrying	Accumulated
(000's omitted)	Years	Amount	Amortization	Amount	Amortization

Indefinite life trademarks and copyrights	Indefinite(1)	$1,382,713	$9,498	$1,229,695	$9,498
Definite life trademarks	10-15	19,571	4,442	19,571	3,715
Non-compete agreements	2-15	10,475	8,412	10,475	7,644
Licensing agreements	1-9	30,103	16,010	29,023	13,338
Domain names	5	570	507	570	450
		$1,443,432	$38,869	$1,289,334	$34,645

(1) The amortization for the Candie’s and Bongo trademarks is as of June 30, 2005.  Effective July, 1 2005, the Company changed their useful lives to indefinite.

Amortization expense for intangible assets for the Current Quarter and Prior Year Quarter was $2.1 million and $1.8 million, respectively, and $4.2 million and $3.6 million for the Current Six Months and Prior Year Six Months, respectively. With the exception of the Badgley Mischka and Artful Dodger trademarks which the Company has determined have definite lives, the trademarks and copyrights of the Company have been determined to have an indefinite useful life and accordingly, consistent with ASC 350, no amortization will be recorded in the Company's consolidated income statements. Instead, each of these intangible assets are tested for impairment at least annually on an individual basis as separate single units of accounting, with any related impairment charge recorded to the statement of operations at the time of determining such impairment.  Similarly, consistent with ASC 360, there was no impairment of the definite-lived trademarks.

5.  Debt Arrangements

The Company's debt is comprised of the following:

	June 30,	December 31,
(000’s omitted)	2010	2009
Convertible Notes	$255,041	$247,696
Term Loan Facility	170,725	217,632
Asset-Backed Notes	83,017	94,865
Ecko Note	85,000	90,000
Sweet Note	12,186	12,186
Total	$605,969	$662,379

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

At June 30, 2010 and December 31, 2009, the amount of the Convertible Notes accounted for as a liability was approximately $255.0 million and $247.7 million, and is reflected on the unaudited condensed consolidated balance sheet as follows:

	June 30,	December 31,
(000’s omitted)	2010	2009
Equity component carrying amount	$41,309	$41,309
Unamortized discount	32,459	39,804
Net debt carrying amount	255,041	247,696

For the Current Quarter and the Current Six Months, the Company recorded additional non-cash interest expense of $3.4 million and $6.9 million, respectively, representing the difference between the stated interest rate on the Convertible Notes and the rate for a similar instrument that does not have a conversion feature.  For the Prior Year Quarter and the Prior Year Six Months, the Company recorded additional non-cash interest expense of $3.2 million and $6.3 million, respectively.

For both the Current Quarter and the Prior Year Quarter, cash interest expense relating to the Convertible Notes was approximately $1.3 million.  For both the Current Six Months and the Prior Year Six Months, cash interest expense relating to the Convertible Notes was approximately $2.7 million.

The Convertible Notes do not provide for any financial covenants.

In connection with the sale of the Convertible Notes, the Company entered into hedges for the Convertible Notes (“Convertible Note Hedges”) with respect to its common stock with two entities, one of which was Lehman Brothers OTC Derivatives Inc. (“Lehman OTC” and together with the other counterparty, the “Counterparties”). Pursuant to the agreements governing these Convertible Note Hedges, the Company purchased call options (the “Purchased Call Options”) from the Counterparties covering up to approximately 10.4 million shares of the Company's common stock of which 40% were purchased from Lehman OTC. These Convertible Note Hedges are designed to offset the Company's exposure to potential dilution upon conversion of the Convertible Notes in the event that the market value per share of the Company's common stock at the time of exercise is greater than the strike price of the Purchased Call Options (which strike price corresponds to the initial conversion price of the Convertible Notes and is simultaneously subject to certain customary adjustments). On June 20, 2007, the Company paid an aggregate amount of approximately $76.3 million of the proceeds from the sale of the Convertible Notes for the Purchased Call Options, of which $26.7 million was included in the balance of deferred income tax assets at June 30, 2007 and is being recognized over the term of the Convertible Notes. As of June 30, 2010, the balance of deferred income tax assets related to this transaction was approximately $10.8 million.

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

On July 26, 2007, the Company purchased a hedge instrument to mitigate the cash flow risk of rising interest rates on the Term Loan Facility. See Note 3.

On December 17, 2007, in connection with the acquisition of the Starter brand, the Company borrowed an additional $63.2 million pursuant to the Term Loan Facility (the “Additional Borrowing”). The net proceeds received by the Company from the Additional Borrowing were $60 million.

On February 24, 2010, Barclays Bank PLC (“Barclays”) was appointed as successor Administrative Agent under the Credit Agreement.

On June 23, 2010, in connection with the acquisition of Peanuts Worldwide (see Note 2), the Company pledged to Barclays, for the benefit of the Lenders, its 100% membership interest in IE.  On such date, IE became a guarantor of the Company’s obligations under the Credit Agreement, and IE pledged to Barclays, for the benefit of the Lenders, its 80% membership interest in Peanuts Holdings.

As of June 30, 2010, the Company may borrow an additional $36.8 million under the terms of the Term Loan Facility.

The guarantees under the Term Loan Facility are secured by a pledge to Barclays, for the benefit of the Lenders, of, among other things, the Ocean Pacific/OP, Danskin, Rocawear, Mossimo, Cannon, Royal Velvet, Fieldcrest, Charisma, Starter, Waverly and Peanuts trademarks and related intellectual property assets, license agreements and proceeds therefrom. Amounts outstanding under the Term Loan Facility bear interest, at the Company’s option, at the Eurodollar rate or the prime rate, plus an applicable margin of 2.25% or 1.25%, as the case may be, per annum. The Credit Agreement provides that the Company is required to repay the outstanding term loan in equal quarterly installments in annual aggregate amounts equal to 1.00% of the aggregate principal amount of the loans outstanding, subject to adjustment for prepayments, in addition to an annual payment equal to 50% of the excess cash flow from the subsidiaries subject to the Term Loan Facility, as described in the Credit Agreement, with any remaining unpaid principal balance to be due on April 30, 2013 (the “Loan Maturity Date”). Upon completion of the Convertible Notes offering, the Loan Maturity Date was accelerated to January 2, 2012. The Term Loan Facility can be prepaid, without penalty, at any time. On March 11, 2008, the Company paid to LCPI, for the benefit of the Lenders, $15.6 million, representing 50% of the excess cash flow from the subsidiaries subject to the Term Loan Facility for 2007. As a result of such payment, the Company is no longer required to pay the quarterly installments described above. The Term Loan Facility requires the Company to repay the principal amount of the term loan outstanding in an amount equal to 50% of the excess cash flow of the subsidiaries subject to the Term Loan Facility for the most recently completed fiscal year. On March 17, 2010, the Company paid to Barclays, for the benefit of the Lenders, $47.2 million, representing 50% of the excess cash flow from the subsidiaries subject to the Term Loan Facility for the year ended December 31, 2009.  As of June 30, 2010, $29.7 million has been classified as current portion of long-term debt, which represents 50% of the estimated excess cash flow for the Current Six Months of the subsidiaries subject to the Term Loan Facility.  The aggregate amount of 50% of the excess cash flow for all four quarters in 2010 is payable during the first quarter of 2011.  For the Current Quarter and the Prior Year Quarter, the effective interest rate of the Term Loan Facility was 2.55% and 3.47%, respectively.  For the Current Six Months and the Prior Year Six Months, the effective interest rate of the Term Loan Facility was 2.52% and 3.60%, respectively.  At June 30, 2010, the balance of the Term Loan Facility was $170.7 million.  As of June 30, 2010, the Company was in compliance with all material covenants set forth in the Credit Agreement. The $272.5 million in proceeds from the Term Loan Facility were used by the Company as follows: $204.0 million was used to pay the cash portion of the initial consideration for the acquisition of the Rocawear brand; $2.1 million was used to pay the costs associated with the Rocawear acquisition; $60 million was used to pay the consideration for the acquisition of the Starter brand; and $3.9 million was used to pay costs associated with the Term Loan Facility. The costs of $3.9 million relating to the Term Loan Facility have been deferred and are being amortized over the life of the loan, using the effective interest method. As of June 30, 2010, the subsidiaries subject to the Term Loan Facility were Studio IP Holdings, SHM, OP Holdings, OPHM, Mossimo Holdings, MI,  Official-Pillowtex, PHMLLC and IE (collectively, the “Term Loan Facility Subsidiaries”). As of June 30, 2010, the Term Loan Facility Subsidiaries, directly or indirectly, owned the following trademarks, excluding certain territories covered by the Iconix China, Iconix Latin America and Iconix Europe joint ventures (see Note 2): Danskin, Rocawear, Starter, Ocean Pacific/OP, Mossimo, Cannon, Royal Velvet, Fieldcrest, Charisma, Waverly and Peanuts.

Asset-Backed Notes

The financing for certain of the Company's acquisitions has been accomplished through private placements by its subsidiary, IP Holdings LLC ("IP Holdings") of asset-backed notes ("Asset-Backed Notes") secured by intellectual property assets (trade names, trademarks, license agreements and payments and proceeds with respect thereto relating to the Candie’s, Bongo, Joe Boxer, Rampage, Mudd and London Fog brands) of IP Holdings. At June 30, 2010, the balance of the Asset-Backed Notes was $83.0 million, $25.3 million of which is included in the current portion of long-term debt on the unaudited condensed consolidated balance sheet.

Cash on hand in the bank account of IP Holdings is restricted at any point in time up to the amount of the next debt principal and interest payment required under the Asset-Backed Notes. Accordingly, $2.2 million and $2.0 million as of June 30, 2010 and December 31, 2009, respectively, are included as restricted cash within the Company's current assets. Further, in connection with IP Holdings' issuance of Asset-Backed Notes, a reserve account has been established and the funds on deposit in such account will be applied to the final principal payment with respect to the Asset-Backed Notes. Accordingly, as of June 30, 2010 and December 31, 2009, $15.9 million has been classified as non-current and disclosed as restricted cash within other assets on the Company's unaudited condensed consolidated balance sheets.

Interest rates and terms on the outstanding principal amount of the Asset-Backed Notes as of June 30, 2010 are as follows: $28.1 million principal amount bears interest at a fixed interest rate of 8.45% with a six year term, $12.4 million principal amount bears interest at a fixed rate of 8.12% with a six year term, and $42.5 million principal amount bears interest at a fixed rate of 8.99% with a six and a half year term. The Asset-Backed Notes have no financial covenants by which the Company or its subsidiaries need comply. The aggregate principal amount of the Asset-Backed Notes is required to be fully paid by February 22, 2013.

Neither the Company nor any of its subsidiaries (other than IP Holdings) is obligated to make any payment with respect to the Asset-Backed Notes, and the assets of the Company and its subsidiaries (other than IP Holdings) are not available to IP Holdings' creditors. The assets of IP Holdings are not available to the creditors of the Company or its subsidiaries (other than IP Holdings).

Ecko Note

In connection with the Ecko transaction, IPH Unltd issued a promissory note (“Ecko Note”) to a third party creditor for $90.0 million.  IPH Unltd’s obligations under the Ecko Note are secured by the Ecko portfolio of trademarks and related intellectual property assets (including Ecko and Zoo York), further guaranteed personally by the minority owner of IPH Unltd, with no recourse to the Company.  Amounts outstanding under the Ecko Note bear interest at 7.50% per annum, with minimum principal payable in equal quarterly installments of $2.5 million, with any remaining unpaid principal balance and accrued interest to be due on June 30, 2014, the Ecko Note maturity date.  The Ecko Note may be prepaid without penalty, and would be applied to the scheduled quarterly principal payments in the order of their maturity.  As of June 30, 2010, the total principal balance of the Ecko Note is $85.0 million, of which $10.0 million is included in the current portion of long-term debt on the unaudited condensed consolidated balance sheet.

Sweet Note

On April 23, 2002, the Company acquired the remaining 50% interest in Unzipped (see Note 8) from Sweet Sportswear, LLC (“Sweet”) for a purchase price comprised of 3,000,000 shares of its common stock and $11.0 million in debt, which was evidenced by the Company’s issuance of the 8% Senior Subordinated Note due in 2012 (“Sweet Note”). Prior to August 5, 2004, Unzipped was managed by Sweet pursuant to the Management Agreement (as defined in Note 8), which obligated Sweet to manage the operations of Unzipped in return for, commencing in the fiscal year ended January 31, 2003 (“Fiscal 2003”), an annual management fee based upon certain specified percentages of net income achieved by Unzipped during the three- year term of the Management Agreement. In addition, Sweet guaranteed that the net income, as defined in the Management Agreement, of Unzipped would be no less than $1.7 million for each year during the term, commencing with Fiscal 2003. In the event that the guarantee was not met for a particular year, Sweet was obligated under the Management Agreement to pay the Company the difference between the actual net income of Unzipped, as defined, for such year and the guaranteed $1.7 million. That payment, referred to as the shortfall payment, could be offset against the amounts due under the Sweet Note at the option of either the Company or Sweet. As a result of such offsets, the balance of the Sweet Note was reduced by the Company to $3.1 million as of December 31, 2006 and $3.0 million as of December 31, 2005 and was reflected in Long- term debt. This note bears interest at the rate of 8% per year and matures in April 2012.

In November 2007, the Company received a signed judgment related to the Sweet Sportswear/Unzipped litigation. See Note 10 for an update to this litigation.

The judgment stated that the Sweet Note (originally $11.0 million when issued by the Company upon the acquisition of Unzipped from Sweet in 2002) should total approximately $12.2 million as of December 31, 2007. The recorded balance of the Sweet Note, prior to any adjustments related to the judgment was approximately $3.2 million. The Company increased the Sweet Note by approximately $6.2 million and recorded the expense as an expense related to specific litigation. The Company further increased the Sweet Note by approximately $2.8 million to record the related interest and included the charge in interest expense. As of June 30, 2010, the Sweet Note is approximately $12.2 million and included in the current portion of long-term debt. The Sweet Note bears interest, which was accrued for during the Current Six Months and the Prior Year Six Months and included in accounts payable and accrued expenses, at the rate of 8% per year.

In addition, in November 2007 the Company was awarded a judgment of approximately $12.2 million for claims made by it against Hubert Guez and Apparel Distribution Services, Inc. (“ADS”). As a result, the Company recorded a receivable of approximately $12.2 million and recorded the benefit in special charges during the year ended December 31, 2007. This receivable is included in other assets - non-current and bears interest, which was accrued for during Current Six Months and the Prior Year Six Months, at the rate of 8% per year.

Debt Maturities

As of June 30, 2010, the Company’s debt maturities on a calendar year basis are as follows:

(000’s omitted)	Total	July 1 through December 31, 2010	2011	2012	2013	2014
Convertible Notes[1]	$255,041	$-	$-	$255,041	$-	$-
Term Loan Facility	170,725	-	29,736	140,989	-	-
Asset-Backed Notes	83,017	12,368	26,380	33,468	10,801	-
Ecko Note	85,000	5,000	10,000	10,000	10,000	50,000
Sweet Note	12,186	12,186	-	-	-	-
Total	$605,969	$29,554	$66,116	$439,498	$20,801	$50,000

1 Reflects the net debt carrying amount of the Convertible Notes on the unaudited condensed consolidated balance sheet as of June 30, 2010, in accordance with accounting for convertible notes.  The principal amount owed to the holders of the Convertible Notes is $287.5 million.

 6. Stockholders’ Equity

Public Offering

On June 9, 2009, the Company completed a public offering of common stock pursuant to a registration statement that had been declared effective by the Securities and Exchange Commission (“SEC”).  All 10,700,000 shares of common stock offered by the Company in the final prospectus were sold at $15.00 per share.  Net proceeds to the Company from the offering amounted to approximately $152.8 million.

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

Stock Repurchase Program

On November 3, 2008, the Company announced that its Board of Directors had authorized the repurchase of up to $75 million of the Company's common stock over a period of approximately three years (the “Program”). The Program replaces any prior plan or authorization. The Program does not obligate the Company to repurchase any specific number of shares and may be suspended at any time at management's discretion.  During 2009, the Company repurchased 200,000 shares under the Program for approximately $1.5 million.  No shares were repurchased under the Program by the Company during the Current Six Months.

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

Summaries of the Company's stock options, warrants and performance related options activity, and related information for the year Current Six Months are as follows:

Options		Weighted-Average
	Options	Exercise Price

Outstanding January 1, 2010	3,094,079	$4.48
Granted	15,000	16.33
Canceled	-	-
Exercised	(104,334)	6.75
Expired	(16,844)	1.31
Outstanding June 30, 2010	2,987,901	$5.05
Exercisable at June 30, 2010	2,984,567	$5.04

Compensation expense related to stock option grants for the Current Quarter and the Prior Year Quarter was approximately $0.1 million and less than $0.1 million, respectively. Compensation expense related to stock option grants for the Current Six Months and the Prior Year Six Months was approximately $0.1 million and less than $0.1 million, respectively.

Warrants

		Weighted-Average
	Warrants	Exercise Price

Outstanding January 1, 2010	286,900	$16.99
Granted	-	-
Canceled	-	-
Exercised	-	-
Expired/Forfeited	-	-
Outstanding June 30, 2010	286,900	$16.99
Exercisable at June 30, 2010	286,900	$16.99

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

The following tables summarize information about unvested restricted stock transactions (shares in thousands):

		Weighted-Average
	Shares	Grant Date Fair Value

Non-vested, January 1, 2010	2,041,126	$17.28
Granted	292,035	14.06
Vested	(64,427)	16.08
Forfeited/Canceled	(1,266)	7.90
Non-vested, June 30, 2010	2,267,468	$16.90

Compensation expense related to restricted stock grants for the Current Quarter and the Prior Year Quarter was approximately $2.3 million and $1.7 million, respectively. Compensation expense related to restricted stock grants for the Current Six Months and the Prior Year Six Months was approximately $4.5 million and $3.3 million, respectively. An additional amount of $17.4 million is expected to be expensed over a period of approximately one to five years. During the Current Quarter and the Prior Year Quarter the Company withheld shares valued at approximately $0.5 million and $0.2 million of its restricted common stock in connection with net share settlement of restricted stock grants and option exercises.  During the Current Six Months and the Prior Year Six Months the Company withheld shares valued at approximately $0.5 million and $0.2 million, respectively, of its restricted common stock in connection with net share settlement of restricted stock grants and option exercises.

Shares Reserved for Issuance

At June 30, 2010, 1,918,566 common shares were reserved for issuance under the 2009 Plan, and 40,030 common shares were reserved for issuance of stock options under the 2006 Stock Option Plan.   There were no common shares available for issuance under the 2002, 2001, and 2000 Stock Option Plans.

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

As of June 30, 2010, of the total potentially dilutive shares related to restricted stock-based awards, stock options and warrants, 1.6 million were anti-dilutive, compared to 1.8 million as of December 31, 2009.

As of June 30, 2010, of the performance related restricted stock-based awards issued in connection with the Company’s employment agreement with its chairman, chief executive officer and president, 1.3 million of such awards (which is included in the total 1.6 million anti-dilutive stock-based awards described above) were anti-dilutive and therefore not included in this calculation.

Warrants issued in connection with the Company’s Convertible Notes financing were anti-dilutive and therefore not included in this calculation. Portions of the Convertible Notes that would be subject to conversion to common stock were anti-dilutive as of June 30, 2010 and therefore not included in this calculation.

A reconciliation of shares used in calculating basic and diluted earnings per share follows:

	For the Three Months Ended		For the Six Months Ended
(000's omitted)	June 30, (unaudited)		June 30, (unaudited)
	2010	2009	2010	2009
Basic	72,169	62,467	71,855	60,044
Effect of exercise of stock options	1,958	2,280	1,949	2,151
Effect of contingent common stock issuance	-	-	176	295
Effect of assumed vesting of restricted stock	622	313	609	275
Diluted	74,749	65,060	74,589	62,765

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

There were no transactions with these related parties during the Current Six Months or Prior Year Six Months.

In November 2007, a judgment was entered in the Unzipped litigation, pursuant to which the $3.1 million in accounts payable to ADS/Azteca (previously shown as “accounts payable - subject to litigation”) was eliminated and recorded in the income statement as a benefit to the “expenses related to specific litigation”.  For further information on the Unzipped litigation, see note 10.

As a result of the judgment, in 2007 the balance of the $11.0 million principal amount Sweet Note, originally issued by the Company upon the acquisition of Unzipped from Sweet in 2002, including interest, was increased from approximately $3.2 million to approximately $12.2 million as of December 31, 2007. Of this increase, approximately $6.2 million was attributed to the principal of the Sweet Note and the expense was recorded as an expense related to specific litigation. The remaining $2.8 million of the increase was attributed to related interest on the Sweet Note and recorded as interest expense. As of June 30, 2010, the full $12.2 million current balance of the Sweet Note and $2.4 million of accrued interest are included in the current portion of long term debt and accounts payable and accrued expenses, respectively.

In addition, in November 2007 the Company was awarded a judgment of approximately $12.2 million for claims made by it against Hubert Guez and ADS. As a result, the Company recorded a receivable of approximately $12.2 million and recorded the benefit in special charges for 2007. As of June 30, 2010, this receivable and the associated accrued interest of $2.4 million are included in other assets - non-current.

9.  Expenses Related to Specific Litigation

Expenses related to specific litigation consist of legal expenses and costs related to the Unzipped litigation. For the Current Quarter and the Prior Year Quarter, the Company recorded expenses related to specific litigation of $0.2 million and less than $0.1 million, respectively.  For the Current Six Months and the Prior Year Six Months, the Company recorded expenses related to specific litigation of $0.2 million and $0.1 million, respectively.

10.  Commitments and Contingencies

Sweet Sportswear/Unzipped litigation

On July 7, 2010, the California Court of Appeal ruled on the parties’ respective appeals (the “July 7 Rulings”) from orders entered by the trial court in the lawsuit filed by the Company in the Superior Court of California, Los Angeles County, against Unzipped’s former manager, supplier and distributor Sweet, Azteca and ADS and Hubert Guez, a principal of these entities and former member of the Company’s board of directors (collectively referred to as the “Guez defendants”).

In summary, the Court of Appeal ruled that the Guez defendants have a combined liability to the Company of approximately $50 million, exclusive of  additional amounts owed as  pre- or post-judgment interest at the annual rate of 10% simple interest.  The July 7 Rulings also affirmed the jury’s verdicts rejecting all of the Guez defendants’ counterclaims.

In addition, the July 7 Rulings reversed the trial court’s earlier summary judgment order dismissing the Company’s fraud claims against Guez relating to certain representations and warranties made in the October 18, 2002 Equity Acquisition Agreement in which the Company acquired Sweet’s 50% interest in Unzipped.  The July 7 Rulings also affirmed the trial court’s earlier dismissals of claims alleging business torts brought by Sweet (in both of two similar cases) against the Company’s Chairman of the Board and Chief Executive Officer, Neil Cole.

The Company believes that it has the right to offset some of the amounts owed to it under the July 7 Rulings against sums it otherwise would owe to Sweet under the Sweet Note (see note 5).  In addition, a portion of these judgments is secured by undertakings posted with the court by or on behalf of Guez and ADS.  The Company will be proceeding aggressively to collect amounts owed to it.   There can be no assurance, however, of the Company’s ability to collect on all of the amounts awarded to it under the July 7 Rulings.  Moreover, the Guez defendants have requested a rehearing on certain Court of Appeal’s rulings and, in addition, may also request the California Supreme Court to entertain an appeal of the July 7 Rulings. The Company intends to continue to vigorously defend its positions.

Normal Course litigation

From time to time, the Company is also made a party to litigation incurred in the normal course of business. While any litigation has an element of uncertainty, the Company believes that the final outcome of any of these routine matters will not have a material effect on the Company’s financial position or future liquidity.

11.  Related Party Transactions

The Candie’s Foundation

The Candie's Foundation, a charitable foundation founded by Neil Cole for the purpose of raising national awareness about the consequences of teenage pregnancy, owed the Company $1.0 million and $0.8 million at June 30, 2010 and December 31, 2009, respectively.  In February 2010, the Candie’s Foundation received a contribution of approximately $0.7 million from a licensee of the Company.  The Candie's Foundation intends to pay-off the entire borrowing from the Company during 2010, although additional advances will be made as and when necessary.

Travel

The Company recorded expenses of approximately $80,000 and $0 for the Current Quarter and Prior Year Quarter, respectively, and $100,000 and $158,000 for the Current Six Months and Prior Year Six Months, respectively, for the hire and use of aircraft solely for business purposes owned by a company in which the Company’s chairman, chief executive officer and president is the sole owner. Management believes that all transactions were made on terms and conditions no less favorable than those available in the marketplace from unrelated parties.

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

The net revenues by type of license and information by geographic region are as follows:

	For the three months ended		For the six months ended
(000's omitted)	June 30, (unaudited)		June 30, (unaudited)
	2010	2009	2010	2009
Revenues by product line:
Direct-to-retail license	$38,199	$30,990	$76,763	$54,026
Wholesale license	37,339	25,033	69,941	52,038
Other	475	385	1,013	845
	$76,013	$56,408	$147,717	$106,909

Revenues by geographic region:
United States	$69,751	$53,481	$137,924	$101,714
Other	6,262	2,927	9,793	5,195
	$76,013	$56,408	$147,717	$106,909

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

Executive Summary. We are a brand management company engaged in licensing, marketing and providing trend direction for a diversified and growing consumer brand portfolio. Our brands are sold across every major segment of retail distribution, from luxury to mass. As of June 30, 2010 we owned the following brands: Candie’s, Bongo, Badgley Mischka, Joe Boxer, Rampage, Mudd, London Fog, Mossimo, Ocean Pacific, OP, Danskin, Danskin Now, Rocawear, Cannon, Royal Velvet, Fieldcrest, Charisma, Starter, and Waverly.  In addition, Scion LLC, a joint venture in which we have a 50% investment, owns the Artful Dodger brand; Hardy Way, a joint venture in which we have a 50% investment, owns the Ed Hardy brands; and IPH Unltd, a joint venture in which we have a 51% controlling investment, owns the Ecko and Zoo York brands.  On March 9, 2010, we purchased 50% of MG Icon, the owner of the Material Girl brand and trademarks and simultaneously entered into a multi-year license agreement for the Material Girl brand with Macy’s Retail Holdings, Inc. On June 3, 2010 we acquired the Peanuts brand and related assets through Peanuts Holdings, a joint venture in which we have an 80% controlling investment.  We license our brands worldwide through approximately 1,600 direct-to-retail and wholesale licenses for use across a wide range of product categories, including footwear, fashion accessories, sportswear, home products and décor, and beauty and fragrance. Our business model allows us to focus on our core competencies of marketing and managing brands without many of the risks and investment requirements associated with a more traditional operating company. Our licensing agreements with leading retail and wholesale partners throughout the world provide us with a predictable stream of guaranteed minimum royalties.

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

Results of Operations

The three months ended June 30, 2010 compared to the three months ended June 30, 2009

Licensing and Other Revenue. Licensing and other revenue for the Current Quarter increased to $76.0 million from $56.4 million for the Prior Year Quarter.   In the Current Quarter, we recorded approximately $15.0 million in aggregate revenue related to our acquisitions of the Ecko assets and the Peanuts assets, for which there was no comparable revenue in the Prior Year Quarter.  The primary drivers of the remaining increase in revenue from the Prior Year Quarter to the Current Quarter are as follows: an aggregate increase of approximately $3.9 million from our three direct-to-retail driven brands with Wal-Mart Stores, Inc. (“Wal-Mart”), an aggregate increase of approximately $0.5 million from our two direct-to-retail driven brands at Kohl’s Corporation (“Kohl’s”), and an increase of approximately $0.6 million from our Charisma brand primarily due to its direct-to-retail with Costco.

Operating Expenses. Consolidated selling, general and administrative (“SG&A”), expenses totaled $26.4 million in the Current Quarter compared to $17.4 million in the Prior Year Quarter. The increase of $9.0 million was primarily driven by aggregate SG&A expenses, including travel and transactions costs incurred by the Company, of $8.0 million incurred by our Ecko (acquired October 2009) and Peanuts (acquired June 2010) businesses, which are consolidated and have no comparable SG&A expenses in the Prior Year Quarter.

For the Current Quarter and the Prior Year Quarter, our expenses related to specific litigation included an expense for professional fees of $0.2 million and $0.1 million, respectively, relating to litigation involving Unzipped.  See Notes 8, 9 and 10 of Notes to Unaudited Condensed Consolidated Financial Statements for further information on our litigation involving Unzipped.

Operating Income. Operating income for the Current Quarter increased to $49.4 million, or approximately 65% of total revenue, compared to $39.0 million or approximately 69% of total revenue in the Prior Year Quarter. This decrease in our operating margin percentage is primarily the result the increase in SG&A as it relates to the Peanuts acquisition, offset by the increase in revenue, for the reasons detailed above.

Other Expenses - Net – Other expenses - net remained relatively static in the Current Quarter as compared to the Prior Year Quarter.  An increase of approximately $0.6 million in interest expense was primarily attributed to interest expense of $1.6 million related to the Ecko Note, which was entered into as part of our acquisition of the Ecko assets and for which there was no comparable interest expense in the Prior Year Quarter, offset by a decrease in $0.8 million in interest expense from our variable rate debt due to a lower debt balance as a result of our principal payment in March 2010.  This aggregate increase in interest expense was offset by an aggregate increase in our equity earnings on joint ventures of approximately $0.3 million primarily due to earnings from our MG Icon joint venture (created in February 2010) for which there was no comparable earnings in the Prior Year Quarter.   Further, an increase in interest income of approximately $0.2 million can be attributed to a higher average cash balance during the Current Quarter as compared to the Prior Year Quarter.

Provision for Income Taxes. The effective income tax rate for the Current Quarter is approximately 35.7% resulting in the $14.5 million income tax expense, as compared to an effective income tax rate of 36.1% in the Prior Year Quarter which resulted in the $10.9 million income tax expense.

Net Income. Our net income was $26.1 million in the Current Quarter, compared to net income of $19.3 million in the Prior Year Quarter, as a result of the factors discussed above.

The six months ended June 30, 2010 compared to the six months ended June 30, 2009

Licensing and Other Revenue. Licensing and other revenue for the Current Six Months increased to $147.7 million from $106.9 million for the Prior Year Six Months.   In the Current Six Months, we recorded approximately $24.6 million in aggregate revenue related to our acquisitions of the Ecko assets and the Peanuts assets, for which there was no comparable revenue in the Prior Year Six Months.  The primary drivers of the remaining increase in revenue from the Prior Year Six Months to the Current Six Months are as follows: an aggregate increase of approximately $13.9 million from our three direct-to-retail driven brands with Wal-Mart, an increase of approximately $2.3 million from our Charisma brand primarily due to its direct-to-retail license with Costco, and an aggregate increase of approximately $1.0 million from our two direct-to-retail driven brands at Kohl’s.

Operating Expenses. SG&A totaled $48.7 million in the Current Six Months compared to $33.6 million in the Prior Year Six Months. The increase of approximately $15.1 million was primarily driven by aggregate SG&A expenses of $9.3 million incurred by our Ecko (acquired October 2009) and Peanuts (acquired June 2010) businesses, including transaction costs and related travel expenses, which are consolidated and have no comparable SG&A expenses in the Prior Year Quarter.  The remaining increase was primarily driven by the following factors: (i) an increase of approximately $1.7 million in advertising and marketing related expenses and (ii) an increase of approximately $1.5 million in payroll costs primarily due to bonuses paid to employees in the Current Six Months.  The remaining increase is due to an increase in general overhead costs as we expand our business.

For the Current Six Months and the Prior Year Six Months, our expenses related to specific litigation included an expense for professional fees of $0.2 million and $0.1 million, respectively, relating to litigation involving Unzipped.  See Notes 8, 9 and 10 of Notes to Unaudited Condensed Consolidated Financial Statements for further information on our litigation involving Unzipped.

Operating Income. Operating income for the Current Six Months increased to $98.8 million, or approximately 67% of total revenue, compared to $73.1 million or approximately 68% of total revenue in the Prior Year Six Months. This slight decrease in our operating margin percentage is primarily the result the increase in SG&A as it relates to the Peanuts acquisition, offset by the increase in revenue, for the reasons detailed above.

Other Expenses - Net – Other expenses - net decreased $0.9 million from approximately $18.6 million in the Prior Year Six Months to approximately $17.7 million in the Current Six Months.  An increase of approximately $1.2 million in interest expense was primarily attributed to interest expense of approximately $3.3 million related to the Ecko Note, which was entered into as part of our acquisition of the Ecko assets and for which there was no comparable interest expense in the Prior Year Six months, offset primarily by a decrease in $1.8 million in interest expense from our variable rate debt due to a lower debt balance as a result of our principal payment in March 2010.  This aggregate increase in interest expense was offset by an aggregate increase in our equity earnings on joint ventures of approximately $1.4 million primarily due to earnings from our MG Icon joint venture (created in February 2010) for which there was no comparable earnings in the Prior Year Six Months, and from our Hardy Way joint venture (created in May 2009).   Further, an increase in interest income of approximately $0.6 million can be attributed to a higher average cash balance during the Current Six Months as compared to the Prior Year Six Months.

Provision for Income Taxes. The effective income tax rate for the Current Six Months is approximately 35.2% resulting in the $28.5 million income tax expense, as compared to an effective income tax rate of 36.0% in the Prior Year Six Months which resulted in the $19.6 million income tax expense.

Net Income. Our net income was $52.6 million in the Current Six Months, compared to net income of $34.9 million in the Prior Year Six Months, as a result of the factors discussed above.

Liquidity and Capital Resources

Liquidity

Our principal capital requirements have been to fund acquisitions, working capital needs, and to a lesser extent, capital expenditures. We have historically relied on internally generated funds to finance our operations and our primary source of capital needs for acquisitions has been the issuance of debt and equity securities. At June 30, 2010 and December 31, 2009, our cash totaled $60.2 million and $201.5 million, respectively, including short-term restricted cash of $3.0 million and $6.2 million, respectively.

In March 2010, we completed our acquisition of 50% of MG Icon, a limited liability company and owner of the Material Girl brands, for $20.0 million, $4.0 million of which was cash paid to the sellers at closing.

In June 2010, we completed our acquisition, through our 80% owned joint venture Peanuts Holdings, of Peanuts Worldwide, the owner of the Peanuts brand and related assets.  Approximately $138.1 million of cash contributed by us was included in the total cash of $172.1 million paid to the sellers at closing.  Further and related to this transaction, we loaned $17.5 million to Beagle under the terms of the Beagle Note, the proceeds of which were used to pay Beagle’s portion of the purchase price.

Our term loan facility requires us to repay the principal amount of the term loan outstanding in an amount equal to 50% of the excess cash flow of the subsidiaries subject to the term loan facility for the most recently completed fiscal year.   For the Current Six Months, we paid approximately $47.2 million of the principal balance, which represents 50% of the excess cash flow of the subsidiaries subject to the term loan facility for the year ended December 31, 2009.

We believe that cash from future operations as well as currently available cash will be sufficient to satisfy our anticipated working capital requirements for the foreseeable future. We intend to continue financing future brand acquisitions through a combination of cash from operations, bank financing and the issuance of additional equity and/or debt securities. See Notes 5 and 6 of Notes to Unaudited Condensed Consolidated Financial Statements for a description of certain prior financings consummated by us.

As of June 30, 2010, our marketable securities consist of auction rate securities, herein referred to as ARS. Beginning in the third quarter of 2007, $13.0 million of our ARS had failed auctions due to sell orders exceeding buy orders. In December 2008, the insurer of the ARS exercised its put option to replace the underlying securities of the auction rate securities with its preferred securities. Further, although these ARS had paid dividends according to their stated terms, we had received notice from the insurer that the payment of cash dividends will cease after July 31, 2009 and only temporarily reinstated for the 4-week period from December 23, 2009 through January 15, 2010, to be resumed if the board of directors of the insurer declares such cash dividends to be payable at a later date.  In January 2010, we commenced a lawsuit against the broker-dealer of these ARS alleging, among other things, fraud, and seeking full recovery of the $13.0 million face value of the ARS, as well as legal costs and punitive damages.  These funds will not be available to us until a successful auction occurs, a buyer is found outside the auction process or we realize recovery through settlement or legal judgment. Prior to June 30, 2009, we estimated the fair value of our ARS with a discounted cash flow model where we used the expected rate of cash dividends to be received.  As regular cash dividend payments have ceased, we changed our methodology for estimating the fair value of the ARS.  Beginning June 30, 2009, we estimated the fair value of our ARS using the present value of the weighted average of several scenarios of recovery based on our assessment of the probability of each scenario. We considered a variety of factors in our analysis including: credit rating of the issuer and insurer, comparable market data (if available), current macroeconomic market conditions, quality of the underlying securities, and the probabilities of several levels of recovery and reinstatement of cash dividend payments.  As the aggregate result of our quarterly evaluations, $13.0 million of our ARS have been written down to $7.3 million as a cumulative unrealized pre-tax loss of $5.7 million to reflect a temporary decrease in fair value. As the write-down of $5.7 million has been identified as a temporary decrease in fair value, the write-down has not impacted our earnings and is reflected as an other comprehensive loss in the stockholders’ equity section of our consolidated balance sheet.   We believe this decrease in fair value is temporary due to general macroeconomic market conditions.  Further, we have the ability and intent to hold the ARS until an anticipated full redemption. We believe our cash flow from future operations and our existing cash on hand will be sufficient to satisfy our anticipated working capital requirements for the foreseeable future, regardless of the timeliness of the auction process or other recovery.

Changes in Working Capital

At June 30, 2010 and December 31, 2009 the working capital ratio (current assets to current liabilities) was 1.19 to 1 and 2.12 to 1, respectively. This decrease was driven primarily by a decrease in our cash as a result of our acquisition of the Peanuts brand and related assets, offset by the reduction in the current portion of our short term debt, as well as the factors set forth below:

Operating Activities

Net cash provided by operating activities increased approximately $40.6 million, from $41.9 million in the Prior Year Six Months to $82.5 million in the Current Six Months.  This increase in net cash provided by operating activities of $40.6 million is primarily due to an increase in net income of approximately $17.6 million from $34.9 million in the Prior Year Six Months to $52.6 million in the Current Six Months for the reasons discussed above, as well as an aggregate increase in net cash provided by changes in operating assets and liabilities (net of acquisitions) of $24.3 million from approximately $19.9 million of net cash used in operating activities in the Prior Year Six Months to approximately $4.4 million of net cash provided by operating activities in the Current Six Months.

Investing Activities

Net cash used in investing activities in the Current Six Months increased $158.3 million, from $18.5 million in the Prior Year Six Months to $176.8 million in the Current Six Months.  This increase is primarily due to our purchase of Peanuts Worldwide for $172.1 million, as well as $4.0 million paid in connection with our acquisition of a 50% interest in MG Icon.  In the Prior Year Six Months we paid cash earn-outs totaling $9.4 million, as compared to $0.8 million in cash earn-outs in the Current Six Months, both of which were related to acquisitions prior to 2009 and were recorded as increases to goodwill.  Further, in the Prior Year Six Months we paid $9.0 million in connection with our acquisition of a 50% interest in Hardy Way.

Financing Activities

Net cash used in financing activities increased $149.1 million, from $105.2 million of net cash provided by financing activities in the Prior Year Six Months to net cash used in financing activities of $43.9 million in the Current Six Months.  The main driver of this net increase of cash used in financing activities of $149.1 million was an increase of $152.8 million cash received in the Prior Year Six Months related to our public offering of our common stock in June 2009, with no comparable transaction in the Current Six Months, and an increase of $14.5 million in principal payments on our long-term debt during the Current Six Months as compared to the Prior Year Six Months.  Specifically, our payment in March 2010 of 50% of the excess cash flow from the subsidiaries subject to the term loan facility for the year ended December 31, 2009 was $47.2 million, as compared to our payment in March 2009 of 50% of the excess cash flow from the subsidiaries subject to the term loan facility for the year ended December 31, 2008 was $38.7 million.  This was offset by a contribution of $16.5 million from Beagle in connection with our purchase of Peanuts Worldwide through our joint venture Peanuts Holdings, as compared to a contribution of $2.1 million in the Prior Year Six Months related to our investment in our joint venture Scion.   See Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements for further information on these joint ventures.

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

In January 2010, the FASB issued guidance under ASC Topic 820 as it relates to improving disclosures on fair value measurements. This guidance requires new disclosures regarding transfers in and out of the Level 1 and 2 and activity within Level 3 fair value measurements and clarifies existing disclosures of inputs and valuation techniques for Level 2 and 3 fair value measurements. This guidance also includes conforming amendments to employers’ disclosures about postretirement benefit plan assets. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure of activity within Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010, and for interim periods within those years, and its requirements are reflected herein.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We limit exposure to foreign currency fluctuations by requiring the majority of our licenses to be denominated in U.S. dollars.  Our note receivable due from the purchasers of the Canadian trademark for Joe Boxer is denominated in Canadian dollars.  If there were an adverse change of 10% in the exchange rate from Canadian dollars to U.S. dollars, the expected effect on net income would be immaterial.

We are exposed to potential loss due to changes in interest rates. Investments with interest rate risk include marketable securities. Debt with interest rate risk includes the fixed and variable rate debt. As of June 30, 2010, we had approximately $170.7 million in variable interest debt under our Term Loan Facility. To mitigate interest rate risks, we have purchased derivative financial instruments such as interest rate hedges to convert certain portions of our variable rate debt to fixed interest rates. If there were an adverse change of 10% in interest rates, the expected effect on net income would be immaterial.

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

The principal executive officer and principal financial officer also conducted an evaluation of internal control over financial reporting, herein referred to as internal control, to determine whether any changes in internal control occurred during the quarter ended June 30, 2010 that may have materially affected or which are reasonably likely to materially affect internal control. Based on that evaluation, there has been no change in the Company’s internal control during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to affect, the Company’s internal control.

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

As of June 30, 2010, our unaudited condensed consolidated balance sheet reflects debt of approximately $606.0 million, including secured debt of $338.7 million ($170.7 million under our Term Loan Facility, $83.0 million under Asset-Backed Notes issued by our subsidiary, IP Holdings, and $85.0 million under the Promissory Note issued by IPH Unltd), primarily all of which was incurred in connection with our acquisition activities. In accordance with ASC 820, our Convertible Notes are included in our $606.0 million of consolidated debt at a net debt carrying value of $255.0 million; however, the principal amount owed to the holders of our Convertible Notes is $287.5 million. We may also assume or incur additional debt, including secured debt, in the future in connection with, or to fund, future acquisitions. Our debt obligations:

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

While we believe that by virtue of the guaranteed minimum and percentage royalty payments due to us under our licenses we will generate sufficient revenues from our licensing operations to satisfy our obligations for the foreseeable future, in the event that we were to fail in the future to make any required payment under agreements governing our indebtedness or fail to comply with the financial and operating covenants contained in those agreements, we would be in default regarding that indebtedness. A debt default could significantly diminish the market value and marketability of our common stock and could result in the acceleration of the payment obligations under all or a portion of our consolidated indebtedness. In the case of our term loan facility, it would enable the lenders to foreclose on the assets securing such debt, including the Ocean Pacific/OP, Danskin, Rocawear, Starter, Mossimo, Waverly and Peanuts trademarks and related assets, as well as the trademarks and related assets acquired by us in connection with the Official-Pillowtex acquisition.

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

Our licensees Wal-Mart, Target, Kohl’s and Kmart, were our four largest direct-to-retail licensees during the Current Six Months, representing approximately 27%, 11%, 6% and 5%, respectively, of our total revenue for such period, while Li & Fung USA was our largest wholesale licensee, representing approximately 13% of our total revenue for such period. Our license agreement with Target for the Mossimo trademark grants it the exclusive U.S. license for substantially all Mossimo-branded products for a current term expiring in January 2012; our second license agreement with Target for the Fieldcrest mark grants it the exclusive U.S. license for substantially all Fieldcrest-branded products for a term expiring in January 2015; and our third license agreement with Target grants it the exclusive U.S. license for Waverly Home for a broad range of Waverly Home-branded products for a term expiring in January 2015. Our license agreement with Wal-Mart for the Ocean Pacific and OP trademarks grants it the exclusive license in the U.S., Canada, Mexico, China, India and Brazil for substantially all Ocean Pacific/OP-branded products for an term expiring June 30, 2011; our second license agreement with Wal-Mart for the Danskin Now trademark grants it the exclusive license in the U.S., Canada, Argentina, and Central America for substantially all Danskin Now-branded products for an initial term expiring December 2010; and our third license agreement with Wal-Mart for the Starter trademark grants it the exclusive license in the U.S., Canada and Mexico for substantially all Starter-branded products for an initial term expiring December 2013. Our license agreement with Kohl’s for the Candie’s trademark grants it the exclusive U.S. license for a wide variety of Candie’s-branded product categories for a term expiring in January 2016, and our license agreement with Kohl’s for the Mudd trademark grants it the exclusive U.S. license for a wide variety of Mudd-branded product categories for an initial term expiring in January 2015. Our license agreement with Kmart grants it the exclusive U.S. license with respect to the Joe Boxer trademark for a wide variety of product categories for a current term expiring in December 2015 and our license agreement with Kmart for the Cannon trademark granted the exclusive license in the U.S. and Canada for a wide variety of product categories for an initial term expiring February 1, 2014. Our license agreements with Li & Fung USA grant it the exclusive worldwide license with respect to our Royal Velvet trademarks for a variety of products sold exclusively at Bed Bath & Beyond in the U.S., and the exclusive license (in many countries outside of the U.S. and Canada) for the Cannon trademark for a variety of products. The term for each of these licenses with Li & Fung USA expires on December 31, 2013. Our license agreements with Wear Me Apparel LLC (“Wear Me”), a subsidiary of Li & Fung USA, for the Rocawear trademark grant it the exclusive licenses for the U.S. and its territories for sleepwear, underwear, swimwear and outerwear expire on December 31, 2010; our license agreements with Wear Me for certain Ecko trademarks grant it the exclusive licenses for the U.S. and its territories for sleepwear, underwear, swimwear and outerwear expire on December 31, 2013; and our license agreements with Wear Me for the Zoo York trademark grant it the exclusive licenses for the U.S. and its territories for sleepwear, underwear, swimwear and outerwear trademark expires on December 31, 2014.  Because we are dependent on these licensees for a significant portion of our licensing revenue, if any of them were to have financial difficulties affecting its ability to make guaranteed payments, or if any of these licensees decides not to renew or extend its existing agreement with us, our revenue and cash flows could be reduced substantially.

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

As of June 30, 2010, goodwill represented approximately $189.6 million, or approximately 10% of our total consolidated assets, and trademarks and other intangible assets represented approximately $1,404.6 million, or approximately 75% of our total consolidated assets. Under current U.S. GAAP accounting standards, goodwill and indefinite life intangible assets, including some of our trademarks, are no longer amortized, but instead are subject to impairment evaluation based on related estimated fair values, with such testing to be done at least annually. While, to date, no impairment write-downs have been necessary, any write-down of goodwill or intangible assets resulting from future periodic evaluations would, as applicable, either decrease our net income or increase our net loss and those decreases or increases could be material.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table represents information with respect to purchases of common stock made by the Company during the Current Quarter:

Month of purchase	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
April 1 – April 30	16,324	$16.56	$-	$71,722,003
May 1 – May 31	1,010	$17.69	$-	$71,722,003
June 1 – June 30	9,800	$15.18	$-	$71,722,003
Total	27,134	$16.10	$-	$71,722,003

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

Item 6. Exhibits

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

Exhibit 10.1	Purchase Agreement dated as of April 26, 2010 by and among Iconix Brand Group, Inc., United Feature Syndicate, Inc. and the E.W. Scripps Company. (1)

Exhibit 31.1	Certification of Chief Executive Officer Pursuant To Rule 13a-14 or 15d-14 of The Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Pursuant To Rule 13a-14 or 15d-14 of The Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002

(1)	Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 30, 2010 and incorporated by reference herein. The Registrant has omitted certain schedules and exhibits and shall furnish supplementally to the SEC, copies of any of the omitted schedules and exhibits upon request by the SEC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Iconix Brand Group, Inc. (Registrant)

Date: August 4, 2010	/s/ Neil Cole
Neil Cole Chairman of the Board, President and Chief Executive Officer (on Behalf of the Registrant)

Date: August 4, 2010	/s/ Warren Clamen
Warren Clamen Executive Vice President and Chief Financial Officer