Form 10-K
period 2010-12-31
ICONIX BRAND GROUP, INC.
filed 2011-02-25
CIK 857737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______ TO _______

0-10593
(Commission File Number)

ICONIX BRAND GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	11-2481903
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

1450 Broadway, New York, New York 10018
(Address of principal executive offices) ( zip code)

Registrant's telephone number, including area code: (212) 730-0030
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.001 Par Value	The NASDAQ Stock Market LLC
Preferred Share Purchase Rights	(NASDAQ Global Market)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of the close of business on June 30, 2010 was approximately $1,031.0 million. As of February 22, 2011, 72,810,915 shares of the registrant's Common Stock, par value $.001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant’s proxy statement for its annual meeting of stockholders to be held in 2011 are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K

ICONIX BRAND GROUP, INC. -FORM 10-K

Unless the context requires otherwise, references in this Form 10-K to the “Company”, “Iconix”, “we”, “us”, “our”, or similar pronouns refer to Iconix Brand Group, Inc. and its consolidated subsidiaries, including: IP Holdings LLC, which is referred to as IP Holdings; Bright Star Footwear, Inc., which is referred to as Bright Star; Badgley Mischka Licensing LLC, which is referred to as Badgley Mischka Licensing; Mossimo Holdings LLC, which is referred to as Mossimo Holdings; OP Holdings LLC, which is referred to as OP Holdings; Studio IP Holdings LLC, which is referred to as Studio IP Holdings; Official-Pillowtex LLC, which is referred to as Official-Pillowtex or Pillowtex; Scion LLC, which is referred to as Scion; Artful Holdings LLC, which is referred to as Artful Holdings; IP Holdings Unltd LLC, herein referred to as IPH Unltd; Peanuts Holdings LLC, herein referred to as Peanuts Holdings; and Peanuts Worldwide LLC, herein referred to as Peanuts Worldwide.  Joint ventures not subject to consolidation and referred to in the Form 10-K include: Iconix China Holdings Limited, which is herein referred to as Iconix China; Iconix Latin America LLC, which is herein referred to as Iconix Latin America; Hardy Way LLC, which is herein referred to as Hardy Way; Iconix Europe LLC, herein referred to as Iconix Europe; and MG Icon LLC, herein referred to as MG Icon.

PART I

Item 1. Business

General

The Company is a brand management company engaged in licensing, marketing and providing trend direction for a portfolio of owned consumer brands. The Company currently owns 17 brands through its wholly-owned subsidiaries: Candie's®, Bongo®, Badgley Mischka®, Joe Boxer®, Rampage®, Mudd®, London Fog®, Mossimo®, Ocean Pacific®/OP®, Danskin®, Rocawear®, Cannon®, Royal Velvet®, Fieldcrest®, Charisma®, Starter® and Waverly®, which it licenses directly to leading retailers (herein referred to as direct-to-retail), wholesalers and suppliers for use across a wide range of product categories, including apparel, footwear, sportswear, fashion accessories, home products and decor, and beauty and fragrance. In addition, Scion, a joint venture in which the Company has a 50% investment, owns the Artful Dodger® brand; Hardy Way, a joint venture in which the Company has a 50% investment, owns the Ed Hardy® brands; IPH Unltd, a joint venture in which the Company has a 51% investment, owns the Ecko® and Zoo York® brands; MG Icon, a joint venture in which the Company has a 50% investment, owns the Material Girl™ brand; and Peanuts Holdings, a joint venture in which the Company has an 80% investment, owns the Peanuts® brands through its wholly-owned subsidiary Peanuts Worldwide.  Products bearing the Company’s brands are sold across a variety of distribution channels, from the mass tier to the luxury market. The Company supports its brands with innovative advertising and promotional campaigns designed to increase brand awareness, and provides its licensees with coordinated trend direction to enhance product appeal and help maintain and build brand integrity.

The Company has a business strategy designed to maximize the value of the brands by entering into strategic licenses with partners that have the responsibility for designing, manufacturing and distributing the licensed products.  Licensees are selected based upon the Company's belief that they will be able to produce and sell quality products in the categories of their specific expertise and that they are capable of exceeding minimum sales targets and royalties that the Company generally requires.

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

Since October 2004, the Company has acquired the following 15 brands:

Date acquired	Brand
October 2004	Badgley Mischka
July 2005	Joe Boxer
September 2005	Rampage
April 2006	Mudd
August 2006	London Fog
October 2006	Mossimo
November 2006	Ocean Pacific/OP
March 2007	Danskin
March 2007	Rocawear
October 2007	Official-Pillowtex brands (Cannon, Royal Velvet, Fieldcrest and Charisma)
December 2007	Starter
October 2008	Waverly

In addition to the acquisitions above, the Company has acquired ownership interests in the following brands through its investments in joint ventures:

Date Acquired/Invested	Brand	Investment / Joint Venture	Iconix's Investment
November 2007	Artful Dodger	Scion	50%
May 2009	Ed Hardy	Hardy Way	50%
October 2009	Ecko and Zoo York	IPH Unltd	51%
March 2010	Material Girl	MG Icon	50%
June 2010	Peanuts	Peanuts Holdings	80%

Further, the Company formed the following joint ventures to develop and market the brands in specific international markets:

Date Created	Investment / Joint Venture	Iconix's Investment
September 2008	Iconix China	50%
December 2008	Iconix Latin America	50%
December 2009	Iconix Europe	50%

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

·
extend its existing brands by adding additional product categories, expanding the brands’ distribution and retail presence and optimizing its licensees’ sales through innovative marketing that increases consumer awareness and loyalty;

·	continue its international expansion through additional licenses, partnerships, joint ventures and other arrangements with leading retailers and wholesalers worldwide; and

·
continue acquiring consumer brands or the rights to such brands with high consumer awareness, broad appeal, applicability to a range of product categories and an ability to diversify the Company’s portfolio.

In managing its brands, the Company seeks to capitalize on the brands’ histories, while simultaneously working to keep them relevant to today’s consumer.

As of December 31, 2010, the combined brand portfolio of the Company and its joint ventures consisted of the following 23 iconic consumer brands:

Wholly-owned brands

Candie’s. Candie’s is known primarily as a junior lifestyle brand, with products in the footwear, apparel and accessories categories, and has achieved brand recognition for its flirty and fun image and affiliations with celebrity spokespeople. The Company purchased the brand from a predecessor company in 1993, making it the Company’s longest held trademark. The primary licensee for Candie’s is Kohl’s Department Stores, Inc., herein referred to as Kohl’s, which commenced the roll out of the brand in July 2005 in all of its stores with a multi-category line of Candie’s lifestyle products, including sportswear, denim, footwear, handbags, intimate apparel, children’s apparel, fragrance and home accessories. Candie’s shop-in-shops are in all Kohl’s stores, creating a brand specific shopping experience.  Celebrity spokespeople for the Candie’s brand over the past two decades have included Jenny McCarthy, Destiny’s Child, Kelly Clarkson, Hilary Duff, Fergie, Hayden Panetierre, Britney Spears, and currently Vanessa Hudgens.  The brand is also being developed internationally primarily through our joint ventures.

Bongo. The Bongo brand is positioned as a California lifestyle brand, with a broad range of women’s and children’s casual apparel and accessories, including denim, sportswear, eyewear, footwear and watches. The brand was established in 1982 and was purchased by the Company in 1998. In February 2010, the Company signed an exclusive direct-to-retail license agreement with Kmart Corporation, herein referred to as Kmart, a wholly-owned subsidiary of Sears Holding Corporation, for the brand in the United States and its territories covering apparel, accessories and other categories. Celebrity spokespeople for the Bongo brand have included Liv Tyler, Rachel Bilson, Nicole Richie, Vanessa Minnillo, Kim Kardashian, Jesse McCartney, and most recently, Audrina Patridge.  The brand is also being developed internationally primarily through our joint ventures.

Badgley Mischka. The Badgley Mischka brand is known as one of the premiere couture eveningwear brands. The brand was established in 1988 and was acquired by the Company in October 2004. Badgley Mischka products are sold in luxury department and specialty stores, including Bergdorf Goodman, Neiman Marcus and Saks Fifth Avenue, with its largest retail categories being women’s apparel and accessories. The Company has 16 Badgley Mischka licenses, including a direct-to-retail license with the Home Shopping Network for a diffusion brand, American Glamour by Badgley Mischka. Badgley Mischka designs have been worn by     such celebrities as Angelina Jolie, Catherine Zeta Jones, Halle Berry, Kate Winslet, Ashley and Mary Kate Olsen, Teri Hatcher, Eva Longoria, Carrie Underwood, Lauren Hutton, Angelica Huston and Brooke Shields, and most recently, Rumer Willis.  The brand is also being developed internationally primarily through our joint ventures.

Joe Boxer. Joe Boxer is a highly recognized underwear, sleepwear and loungewear brand known for its irreverent and humorous image and provocative promotional events. The brand was established in 1985 and was acquired by the Company in July 2005. Since August 2001, Kmart has held the exclusive license for the brand in the United States covering apparel, fashion accessories and home products for men, women, teens and children. In September 2006, the Company expanded the license with Kmart to extend the brand into all Sears stores. The brand is currently licensed in multiple categories.  The brand is also being developed internationally primarily through our joint ventures.

Rampage. Rampage was established in 1982 and is known as a contemporary/junior women’s sportswear brand. The brand was acquired by the Company in September 2005. Rampage products are sold through better department stores such as Macy’s, with the largest retail categories being sportswear, footwear, intimate apparel and swimwear. The Company licenses the brand to 17 wholesalers in the United States and to partners in Thailand and the Middle East. Supermodels Petra Nemcova and Gisele Bundchen have previously been the spokespersons for the Rampage brand and have modeled for its campaigns in past seasons.  Most recently, the spokesperson for the brand has been Bar Rafaeli.  The brand is also being developed internationally primarily through our joint ventures.

Mudd. Mudd is a highly recognizable junior apparel brand, particularly in the denim and footwear categories. It was established in 1995 and acquired by the Company in April 2006. In November 2008, the Company entered into a multi-year licensing agreement with Kohl’s under which Kohl’s became the exclusive U.S. retailer for apparel, footwear, fashion accessories, jewelry and eyewear.  The brand was launched at Kohl’s in July 2009 and is currently sold in all Kohl’s stores in over 25 categories.  The brand is also being developed internationally primarily through our joint ventures.

London Fog. London Fog is a classic brand known worldwide for its outerwear, cold weather accessories, umbrellas, luggage and travel products. The brand was established over 80 years ago and was acquired by the Company in August 2006. The brand is sold primarily through the department store channel. The Company has 16 London Fog licenses, including a direct-to-retail license agreement with Hudson’s Bay Corporation in Canada, covering apparel, accessories and lifestyle products.  Most recently, the celebrity spokesperson for the brand was Christina Hendricks.  The brand is also being developed internationally through our joint ventures.

Mossimo. Mossimo is known as a contemporary, active and youthful lifestyle brand and is one of the largest apparel brands in the U.S.. The brand was established in 1986 and acquired by the Company in October 2006. Since 2000, Target Corporation, herein referred to as Target, has held the exclusive Mossimo license in the U.S., covering apparel products for men, women and children, including casual sportswear, denim, swimwear, bodywear, watches, handbags and other fashion accessories. The brand is also licensed to wholesale partners in Australia, New Zealand, the Philippines, India and Japan.  The brand is also being developed internationally through our joint ventures.

Ocean Pacific/OP. Ocean Pacific and OP are global action-sports lifestyle apparel brands which trace their heritage to Ocean Pacific’s roots as a 1960’s surfboard label. The Company acquired the Ocean Pacific brands in November 2006 at which time it assumed 15 domestic licenses covering such product categories as footwear, sunglasses, kids’ apparel and fragrance. In 2008, the U.S. OP business was converted to a direct-to-retail license with Wal-Mart Stores, Inc., herein referred to as Wal-Mart. In Spring 2008, OP launched exclusively in select Wal-Mart stores in the U.S, and was expanded to all stores in the U.S. in 2009.  It is also distributed by Wal-Mart in Canada, Mexico and Argentina.  In addition, OP has licenses covering Japan, the Middle East region, and other territories around the world.  The brand is also being developed internationally primarily through our joint ventures.

Danskin. Danskin, the Company’s oldest brand, is a 126 year-old iconic brand of women's activewear, legwear, dancewear, yoga apparel and fitness equipment, which the Company acquired in March 2007.  The Danskin brand is sold through better department, mid-tier, specialty and sporting goods stores, as well as through Danskin.com.  In addition, the Danskin Now brand has been licensed to Wal-Mart on a direct-to-retail basis for apparel and fitness equipment.  In January 2009, the Danskin Now brand was repositioned and re-launched at Wal-Mart with an expanded assortment of products.  The brand is also being developed internationally primarily through our joint ventures.

Rocawear. Rocawear is a leading urban lifestyle apparel brand established by Shawn “Jay-Z” Carter and his partners in 1999. The Company acquired the Rocawear brand in March 2007. The Rocawear brand is currently licensed in the United States in 30 categories, including men’s, women’s and kids’ apparel, outerwear, footwear, jewelry, handbags and fragrance. Rocawear products are sold primarily through better department and specialty stores. The brand is also licensed to wholesale partners in the Middle East, Russia, Canada and Japan, and is also being developed internationally through our joint ventures.  The founder, Jay-Z, remains actively involved in the brand as an owner of the core licensee, and serves as the brand’s creative director pursuant to an endorsement and services agreement signed in March 2007. The initial term of the endorsement and services agreement expires on December 31, 2011, subject to renewal by mutual agreement of the parties. Jay-Z was featured in Rocawear’s 2009 and 2010 advertising campaigns.

Cannon. Cannon is one of the most recognizable brands in home textiles with a strong heritage and history and is known as the first textile brand to sew logos onto products. When the Company acquired Cannon, it was distributed in over 1,000 regional department stores, including Meijer, ShopKo, Mervyn’s and Steinmart, as well as in Wal-Mart and Costco. In February 2008, the Company signed a direct-to-retail license with Kmart for Cannon to be sold exclusively in both Kmart and Sears stores in multiple categories.  Cannon was established in 1887, making it the Company’s third oldest brand.  The brand is also licensed to wholesale partners in Thailand and Indonesia.  The brand is also being developed internationally primarily through our joint ventures.

Royal Velvet. Royal Velvet is a distinctive luxury home textile brand that strives to deliver the highest quality to consumers.  Royal Velvet products include towels, sheets, rugs and shams.  The Royal Velvet towel has been an industry standard since 1954. The core licensee for Royal Velvet is Li & Fung Limited, which in February 2008 established an exclusive distribution arrangement with Bed Bath & Beyond Inc. for certain Royal Velvet products.  In the past, celebrity spokespeople for the advertising campaign have included Brooke Shields and her family.  The brand is also being developed internationally primarily through our joint ventures.

Fieldcrest. Fieldcrest is a brand known for quality bed and bath textiles that are easy care, soft, easy to coordinate and classic in style. Fieldcrest home products are sold through the mass channel, with Target having the exclusive direct-to-retail license with Target in the United States, which was launched at Target in Spring 2005. During 2009, the brand was re-positioned within Target as its luxury home brand.  The brand is also licensed to wholesale partners in Canada, Thailand, New Zealand and South Korea, and is also being developed internationally through our joint ventures.  The Fieldcrest brand was created in 1883, making it the Company’s second oldest brand.  The brand is also being developed internationally primarily through our joint ventures.

Charisma. Charisma home textiles were introduced in the 1970's and are known for their quality materials and classic designs.  In February 2009, the Company signed a direct-to-retail license with Costco Wholesale Corporation, herein referred to as Costco, for certain Charisma products to be sold in Costco stores and on costco.com in the U.S. and its territories.  The brand is also licensed to wholesale partners for certain products in the U.S. and its territories and Canada through better department stores such as Bloomingdales.  In the past, celebrity spokespeople for the advertising campaign included Jason Lewis, and most recently Gabriel Aubry.  The brand is also being developed internationally primarily through our joint ventures.

Starter.  Starter, founded in 1971, is one of the original brands in licensed team sports merchandise and is a highly recognized brand of athletic apparel and footwear. The Company acquired Starter in December 2007.  At the time of the acquisition, the brand was distributed in the United States primarily at Wal-Mart through a number of different wholesale licensees. In July 2008, the brand was licensed to Wal-Mart on a direct-to-retail basis. In Spring 2009, the Starter brand had an expanded re-launch in all U.S. Wal-Mart stores, supported by an advertising campaign featuring Tony Romo, quarterback of the Dallas Cowboys. The brand is also licensed to wholesale partners in Europe, and is also being developed internationally through our joint ventures.

Waverly. Founded in 1923, Waverly is a premier home fashion and lifestyle brand and one of the most recognized names in home decor. Waverly has a direct-to-retail agreement with Lowe’s Companies, Inc. for Waverly Home Classics for a variety of select home furnishings.  In 2010, the Company entered into a license for the Waverly brand and designs with Pactiv Corporation for use on a wide range of disposable tablewear products.   Waverly also has licenses for products including fabric, window treatments and bedding that are sold through retailers such as Jo-Ann’s and JC Penney as well as interior design rooms.  The brand is also being developed internationally primarily through our joint ventures.

Brands Owned by the Company’s Joint Ventures

Scion LLC

Scion is a brand management and licensing company formed by the Company with Shawn “Jay-Z” Carter in March 2007 to buy, create, develop and license brands across a spectrum of consumer product categories. In November 2007, Scion, through its wholly-owned subsidiary, Artful Holdings LLC, purchased the Artful Dodger brand, a high end urban apparel brand. The brand is currently licensed in the United States for men’s and young men’s sportswear.

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

The Ecko brands. Founded in 1993, Ecko and its various diffusion brands (e.g. Ecko Unltd, Ecko Red, Mark Ecko, among others) are marketed and sold to a wide spectrum of consumers in various lifestyle categories, including active-athletic, streetwear, collegiate/preppy and denim fashion. There are currently 26 licenses for Ecko products in the United States, including men’s, women’s and kids’ apparel, outerwear, underwear and footwear. Ecko products are sold primarily through better department and specialty stores as well as freestanding Ecko retail scores. The Ecko brands are also licensed to wholesale partners in Japan, Latin America, Australia, India, South Africa and other countries throughout the world.

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

MG Icon

MG Icon is a brand management and licensing company formed by the Company with Madonna and Guy Oseary in March 2010 to buy, create, develop and license brands across a spectrum of consumer product categories, with Madonna serving as the creative director.  Concurrent with the formation of this joint venture, MG Icon entered into a direct-to-retail license with Macy’s covering a wide array of consumer categories for MG Icon’s Material Girl brand.  MG Icon is also party to a license with Dolce & Gabbana covering eyewear under the brand MDG.

Peanuts Worldwide

In June 2010, the Company, through its wholly-owned subsidiary Icon Entertainment LLC, acquired an 80% controlling stake in Peanuts Holdings, which, through its wholly-owned subsidiary, Peanuts Worldwide, owns and manages the Peanuts brands and related assets, including a number of third party-owned brands, such as Dilbert and Fancy Nancy.  The Company’s 20% partner in Peanuts Holdings is the family of Charles Schulz, the creator of the Peanuts brand, which includes such iconic characters as Snoopy, Charlie Brown, Lucy, Linus, Peppermint Patty, Sally, Schroeder, Pig-Pen and Woodstock.  Peanuts has a strong diversified global licensing platform with over 1,000 licensing agreements including relationships with MetLife, ABC Network, Hallmark, Universal Studios, Warner Bros., Cedar Fair, H&M, Benetton, Old Navy, CVS and Walgreens. The Peanuts brand is licensed in over 40 countries.

International Joint Ventures

Iconix China

In September 2008, the Company and Novel Fashions Holdings Limited, herein referred to as Novel, formed a joint venture, herein referred to as Iconix China, to develop, exploit and market the Company's brands in the People’s Republic of China, Hong Kong, Macau and Taiwan, herein referred to as the China territory.  Iconix China seeks to maximize brand monetization through investment, whereby Iconix China receives a minority equity stake in local operating companies in exchange for the rights to one or more of the Company’s brands in the China territory and brand management support.  Since September 2008, Iconix China has completed five separate investments for its Rampage, London Fog, Rocawear, Badgley Mischka and Candie’s brands.

Iconix Latin America

In December 2008, the Company contributed substantially all rights to its wholly-owned brands in Mexico, Central America, South America, and the Caribbean, herein referred to as the Latin America territory, to Iconix Latin America, a newly formed wholly-owned subsidiary.  Also in December 2008 and shortly after the formation of Iconix Latin America, New Brands America LLC, herein referred to as New Brands, an affiliate of the Falic Group, purchased a 50% interest in Iconix Latin America, to assist the Company in developing, exploiting, marketing and licensing the Company's brands in the Latin America territory.  Iconix Latin America has a total of 24 licenses for various consumer products for the Bongo, Joe Boxer, Candie’s, Ocean Pacific/OP, Rampage, Mossimo, Danskin, Rocawear, Cannon, Fieldcrest and Starter brands.

Iconix Europe

In December 2009, the Company contributed substantially all rights to its wholly-owned brands in all member states and candidate states of the European Union, and certain other European countries, herein referred to as the European territory, to Iconix Europe, a newly formed wholly-owned subsidiary of the Company.  Also, in December 2009 and shortly after the formation of Iconix Europe, an investment group led by The Licensing Company and Albion Equity Partners LLC, purchased a 50% interest in Iconix Europe through Brand Investments Vehicle Group 3 Limited to assist the Company in developing, exploiting, marketing and licensing the Company's brands in the European territory. Iconix Europe has a total of 9 licenses for various consumer products for the Joe Boxer, London Fog, Ocean Pacific/OP, Rocawear, Cannon, Fieldcrest, Royal Velvet, Charisma and Starter brands.

Other

Bright Star

Bright Star provides design direction and arranges for the manufacturing and distribution of men’s private label footwear products primarily for Wal-Mart under its private labels. Bright Star acts solely as an agent and never assumes ownership of the goods. For each of the years ended December 31, 2010, 2009, and 2008 Bright Star’s agency commissions represented approximately 1% or less of the Company’s revenues.

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

Each of the Company’s licenses has a stipulated territory or territories, as well as distribution channels in which the licensed products may be sold. Currently, most of the Company’s revenues are from U.S. based licenses, but the Company also seeks to monetize its trademarks internationally through licenses, partnerships, and other arrangements, such as joint ventures.  Beginning in 2008, the Company entered into three international joint ventures.  For further information, see above for discussion on Iconix China, Iconix Latin America and Iconix Europe.

The Company's licenses typically require the licensee to pay the Company royalties based upon net sales with guaranteed minimum royalties in the event that net sales do not reach certain specified targets. The Company's licenses also typically require the licensees to pay to the Company certain minimum amounts for the advertising and marketing of the respective licensed brands. As of January 1, 2011 the Company and its joint ventures had a contractual right to receive over $700 million of aggregate minimum royalty revenue through the balance of all of their current licenses, excluding any renewals.

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

For the year ended December 31, 2010, the Company’s largest direct-to-retail licenses were with Wal-Mart for the OP, Starter and Danskin brands, Target for the Mossimo brand, Kohl’s for the Candie’s brand and Sears/Kmart for the Joe Boxer brand, which collectively represented approximately 35% of total revenue for the period.  The Company’s largest wholesale licensee was Li & Fung USA for Rocawear and Ecko’s children and junior sportswear, and Royal Velvet and Cannon home furnishings, which collectively represented approximately 12% of total revenue for the period.

Key direct-to-retail licenses

Wal-Mart licenses

Revenue generated by the Company’s three licenses with Wal-Mart, accounted for 21%, 23%, and 3% of the Company’s revenue for the years ended December 31, 2010 (“2010”), 2009 (“2009”) and 2008 (“2008”), respectively.  The following is a description of these licenses:

Danskin Now.  As part of the Danskin brand acquisition in March 2007, the Company acquired a license with Wal-Mart, which commenced in 2003.   Pursuant to the license, Wal-Mart was granted the exclusive right to manufacture, market and sell through Wal-Mart stores a broad range of active apparel and related products under the Danskin Now trademark.  In July 2008, the Company entered into a new license agreement with Wal-Mart for an initial term beginning January 1, 2009 and continuing through December 31, 2010.  During 2010 Wal-Mart exercised its option to renew the license through December 31, 2012. The license is subject to Wal-Mart’s option to renew for up to two additional two year terms, each contingent on Wal-Mart meeting specified performance and minimum sales standards. Further, the licensed territory was expanded from the prior agreement to include Canada, Central America and Argentina.  The license also provides for guaranteed annual minimum royalties that Wal-Mart is obligated to pay the Company for each contract year.

Ocean Pacific/OP.  In August 2007, the Company entered into an exclusive license agreement with Wal-Mart granting Wal-Mart the right to design, manufacture, sell and distribute a broad range of apparel and accessories under the Ocean Pacific/OP marks in the United States for an initial term ending on June 30, 2011, subject to Wal-Mart’s option to renew for up to three additional 2 year terms, each contingent on Wal-Mart meeting specified performance and minimum sales standards. The agreement also grants Wal-Mart rights to use the brands in Brazil, China and India, as well as the right of first negotiation with respect to other international territories and provides for minimum royalties that Wal-Mart is obligted to pay the Company for each contract year.

Starter.  In December 2007, the Company entered into a license agreement with Wal-Mart granting Wal-Mart the exclusive right to design, manufacture, sell and distribute a broad range of apparel and accessories under the Starter trademark in the United States, Canada and Mexico. The initial term of this license expires on December 31, 2013, subject to Wal-Mart’s option to renew for up to three additional consecutive terms of five years, each contingent on Wal-Mart meeting specified performance and minimum sales standards.  The license also provides for minimum royalties that Wal-Mart is obligated to pay the Company for each contract year.

Target licenses

Revenue generated by the Company’s three licenses with Target, accounted for 7%, 10%, and 11% of the Company’s revenue for 2010, 2009 and 2008, respectively.  The following is a description of these licenses:

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

Waverly.  As part of the Company's acquisition of Waverly in October 2008, the Company acquired the license with Target for the Waverly brand, which was originally signed in April 2005 and was subsequently amended and restated in February 2008, and again in September 2008. Pursuant to this license, Target was granted the exclusive right to produce and distribute substantially all Waverly Home-branded home furnishing products sold in the United States, its territories and possessions through Target retail stores. This license expired by its terms on January 31, 2011.

Kohl’s licenses

Revenue generated by the Company’s two licenses with Kohl’s, accounted for 6%, 8%, and 6% of the Company’s revenue for 2010, 2009 and 2008, respectively.  The following is a description of these licenses:

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

Kmart/Sears licenses

Revenue generated by the Company’s three licenses with Kmart, accounted for 5%, 6%, and 5% of the Company’s revenue for 2010, 2009 and 2008, respectively.  The following is a description of these licenses:

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

In September 2006, the Company entered into a new license with Kmart that extended the initial term through December 31, 2010.  The license was renewed by Kmart in June 2010 for an additional five year term expiring December 31, 2015 and is further subject to Kmart’s option to renew the license for up to three additional terms of five years. This license also provides for guaranteed annual minimum royalties and provides for the expansion of Joe Boxer’s distribution into Sears stores.

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

Bongo.  In February 2010, the Company entered into a license agreement with Kmart granting Kmart the exclusive right to design, manufacture, sell and distribute a broad range of apparel, accessories and other categories under the Bongo trademark in the United States and its territories. The initial term of this license expires on February 1, 2016.  The agreement also provides for minimum royalties that Kmart is obligated to pay the Company for each contract year.  The Bongo brand was fully launched in Sears stores during the Fall 2010.

Key wholesale licenses

Li & Fung USA and affiliate licenses

Total revenue generated from these licenses with Li & Fung USA and its affiliate Wear Me Apparel LLC (herein referred to as Wear Me) accounted for 12%, 13%, and 15% of the Company’s overall revenue in 2010, 2009 and 2008, respectively.

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

During 2009, Li & Fung USA, through its acquisition of Wear Me, acquired the rights to certain exclusive licenses for our Rocawear, Ecko and Zoo York brands.

Marketing

The Company believes that marketing is a critical element in maximizing brand value to its licensees and to the Company. The Company’s in-house marketing team tailors advertising for the Company’s brands, and each year the Company develops new advertising campaigns that incorporate the design aesthetic of each brand.

The Company believes that its innovative national advertising campaigns result in increased sales and consumer awareness of its brands. Because of the Company’s established relationships with agents, managers, magazine publishers and the media in general, the Company has been able to leverage advertising dollars into successful public relations campaigns that reach tens of millions of consumers.  With respect to its joint ventures, the Company works with its joint venture partners with respect to marketing, advertising and trend direction.

The Company’s advertising expenditures for each of its brands are dedicated largely to creating and developing creative advertising concepts, reaching appropriate arrangements with spokespeople, advertisements in magazines and trade publications, running Internet advertisements and promoting public relations events, securing product placements and developing sweepstakes and media contests often featuring personal appearances and concerts. The advertisements for the Company’s various brands have appeared in fashion magazines such as Cosmopolitan, Elle, InStyle ,  Seventeen  and  Teen Vogue , as well as in popular lifestyle and entertainment magazines such as  People, Us Weekly   and   In Touch  , in newspapers and on outdoor billboards. The Company also has used television commercials to promote certain of its brands, partnering with licensees to create and air commercials that will generate excitement for its brands with consumers. Further, the Company markets certain of its brands online, through e-mail blasts, banner advertisements, online sweepstakes and gift with purchase programs.  The Company maintains a website (www.iconixbrand.com) to further market its brands. In addition, the Company has established an intranet for approved vendors and service providers who can access additional materials and download them through a secure network. The Company also maintains, in some cases through its licensees, separate, dedicated sites for its brands.

Many of the Company’s license agreements require the payment of an advertising royalty by the licensee, and in certain cases, the Company’s licensees supplement the marketing of the Company’s brands by performing additional advertising through trade, cooperative or other sources.

The Company has organized its brand management and marketing functions to foster its ability to develop innovative and creative marketing and brand support for its brands. This structure can be leveraged to support future acquisitions with limited growth in expense. Typically, each brand is staffed with a brand manager who is supported by a fashion and product development team and who works closely with the creative and graphic groups in the advertising department. Although each brand’s creative direction and image is developed independently, the creative team meets together on a regular basis to share ideas that might work across multiple or all brands. Licensees are provided information both through group meetings and individual sessions, as well as through intranet sites, where creative ideas, brand marketing campaigns and graphics are accessible and easy to download and use in an authorized manner.

Trend direction

The Company’s in-house trend direction teams support the brands by providing licensees with unified trend direction and guidance and by coordinating the brand image across licensees and product categories. The Company’s trend direction personnel are focused on identifying and interpreting the most current trends, both domestically and internationally, and helping forecast the future design and product demands of the respective brands’ customers. Typically, the Company develops a trend guide, including colors, fabrics, silhouettes and an overall style sensibility for a brand and for each product season, and then works with licensees to maintain consistency with the overall brand presentation across product categories. In addition, the Company has product approval rights in most licenses and further controls the look and mix of products its licensees produce through that process. With respect to Badgley Mischka, the Company has contracted the exclusive services of the designers who founded the brand to control creative direction. With respect to Rocawear, the Company has contracted the exclusive services of the celebrity who founded the brand to control creative direction. Also, with respect to IPH Unltd (owner of the Ecko an Zoo York brands), Hardy Way (owner of the Ed Hardy brands) and MG Icon (owner of the Material Girl brands), the Company has entered into arrangements with its partners to oversee and control the creative aspects of the brands.

The Company Website

The Company maintains a website at www.iconixbrand.com, which provides a wide variety of information on each of its brands. The Company also makes available free of charge on its website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed with or furnished to the Securities and Exchange Commission, herein referred to as the SEC, under applicable law as soon as reasonably practicable after it files such material. The Company’s website also contains information about its history, investor relations, governance and links to access copies of its publicly filed documents.  Further, the Company has established an intranet with approved vendors and service providers who can access additional materials and download them through a secure network. In addition, there are websites for many of the Company’s brands, operated by the Company or its licensees, for example, at  www.candies.com, www.badgleymischka.com, www.joeboxer.com and www.rocawear.com. The information regarding the Company’s website address and/or those established for its brands is provided for convenience, and the Company is not including the information contained on the Company’s and brands’ websites as part of, or incorporating it by reference into, this Annual Report on Form 10-K.

Competition

The Company’s brands are all subject to extensive competition from various domestic and foreign brands. Each of its brands has many competitors within each of its specific distribution channels that span a broad variety of product categories including the apparel and home furnishings and decor industries. For example, while Rampage may compete with Guess in the mid-tier jeanswear business, Joe Boxer competes with Hanes and Jockey with respect to underwear in the mass tier, and Badgley Mischka competes with other couture apparel and bridal brands in the luxury market, such as Carolina Herrera or Oscar de la Renta. Other of our brands (such as Danskin), which are distributed both at the mass level (through the diffusion brand Danskin Now) and at the department and specialty store level, may have many competitors in different or numerous distribution channels. These competitors have the ability to compete with the Company’s licensees in terms of fashion, quality, price and/or advertising.

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

Trademarks

The Company’s wholly-owned trademarks are owned by six subsidiaries and three international joint ventures in their respective territories. IP Holdings owns the Candie’s, Bongo, Joe Boxer, Rampage, Mudd and London Fog related trademarks. Badgley Mischka Licensing owns the Badgley Mischka related trademarks; Mossimo Holdings owns the Mossimo related trademarks; OP Holdings owns the Ocean Pacific/OP related trademarks; Studio IP Holdings owns the Danskin, Rocawear, Starter and Waverly related trademarks; and Official-Pillowtex owns the Fieldcrest, Royal Velvet, Cannon and Charisma trademarks, each for numerous categories of goods.  The Ed Hardy related trademarks are owned by the Hardy Way joint venture, of which the Company owns 50%.  The Ecko and Zoo York related trademarks are owned by the IPH Unltd joint venture, of which the Company owns 51%.  The Material Girl trademark is owned by the MG Icon joint venture, of which the Company owns 50%.  The Peanuts trademarks are owned by Peanuts Worldwide, of which the Company owns an 80% interest through its investment in the Peanuts Holdings joint venture.  These trademarks and associated marks are registered or pending registration with the U.S. Patent and Trademark Office in block letter and/or logo formats, as well as in combination with a variety of ancillary marks for use with respect to, depending on the brand, a variety of product categories, including footwear, apparel, fragrance, handbags, watches and various other goods and services, including in some cases, home accessories and electronics. The Company and its joint ventures intend to renew these registrations as appropriate prior to expiration. In addition, the Company’s subsidiaries and joint ventures register their trademarks in other countries and regions around the world.

The Company monitors on an ongoing basis unauthorized use and filings of the Company’s trademarks, and the Company relies primarily upon a combination of federal, state, and local laws, as well as contractual restrictions to protect its intellectual property rights both domestically and internationally.

Employees

As of December 31, 2010, the Company had a total of 133 full-time employees. Of these 136 employees, 5 were named executive officers of the Company.  The remaining employees are senior managers, middle management, marketing, and administrative personnel. None of the Company’s employees are represented by a labor union. The Company considers its relationship with its employees to be satisfactory.

Financial information about geographical areas

Revenues from external customers related to operations in the United States and foreign countries are as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
(000's omitted)	2010	2009	2008
Revenues from external customers:
United States	$287,320	$218,693	$195,856
Other	45,239	13,365	20,905
	$332,559	$232,058	$216,761

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

Our revenues are almost entirely dependent on royalty payments made to us under our licensing agreements. Although the licensing agreements for our brands usually require the advance payment to us of a portion of the licensing fees and in most cases provide for guaranteed minimum royalty payments to us, the failure of our licensees to satisfy their obligations under these agreements or their inability to operate successfully or at all, could result in their breach and/or the early termination of such agreements, their non-renewal of such agreements or our decision to amend such agreements to reduce the guaranteed minimums or sales royalties due thereunder, thereby eliminating some or all of that stream of revenue. Moreover, during the terms of the license agreements, we are substantially dependent upon the abilities of our licensees to maintain the quality and marketability of the products bearing our trademarks, as their failure to do so could materially tarnish our brands, thereby harming our future growth and prospects. In addition, the failure of our licensees to meet their production, manufacturing and distribution requirements could cause a decline in their sales and potentially decrease the amount of royalty payments (over and above the guaranteed minimums) due to us. A weak economy or softness in the apparel and retail sectors could exacerbate this risk. This, in turn, could decrease our potential revenues. Moreover, the concurrent failure by several of our material licensees to meet their financial obligations to us could jeopardize our ability to meet the debt service coverage ratios required in connection with our senior secured term loan facility, herein referred to as our term loan facility, and the asset-backed notes issued by our subsidiary IP Holdings, herein referred to as our asset-backed notes.  Further, this failure may impact our ability or IP Holdings’ ability to make required payments with respect to such indebtedness.  The failure to meet such debt service coverage ratios or to make such required payments would, with respect to our term loan facility, give the lenders thereunder the right to foreclose on the Ocean Pacific/OP, Danskin, Rocawear, Cannon, Fieldcrest, Royal Velvet, Charisma, Mossimo, Starter and Waverly trademarks, and other related intellectual property assets securing the debt outstanding under such facility, as well as the Company’s 80% interest in Peanuts Holdings; and with respect to the asset-backed notes, give the holders of such notes the right to foreclose on the Candie’s, Bongo, Joe Boxer, Rampage, Mudd and London Fog trademarks and other related intellectual property assets securing such notes.

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

As of December 31, 2010, our Consolidated Balance Sheet reflects debt of approximately $584.4 million, including secured debt of $321.7 million ($171.0 million under our term loan facility due January 1, 2012, herein referred to as the Term Loan Facility, $70.7 million under asset-backed notes (herein referred to as the Asset-Backed Notes) issued by our subsidiary, IP Holdings, and $80.0 million under a promissory note issued by IPH Unltd (herein referred to as the Ecko Note), primarily all of which was incurred in connection with our acquisition activities. In accordance with ASC 820, our senior subordinated convertible notes due June 2012, herein referred to as our Convertible Notes, are included in our $584.4 million of consolidated debt at a net debt carrying value of $262.7 million; however, the principal amount owed to the holders of our Convertible Notes is $287.5 million. Also the Ecko Note, while consolidated on our balance sheet, is an obligation solely of the IPH Unltd joint venture. We may also assume or incur additional debt, including secured debt, in the future in connection with, or to fund, future acquisitions. Our debt obligations:

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

While we believe that by virtue of the guaranteed minimum and percentage royalty payments due to us under our licenses we will generate sufficient revenues from our licensing operations to satisfy our obligations for the foreseeable future, in the event that we were to fail in the future to make any required payment under agreements governing our indebtedness or fail to comply with the financial and operating covenants contained in those agreements, we would be in default regarding that indebtedness. A debt default could significantly diminish the market value and marketability of our common stock and could result in the acceleration of the payment obligations under all or a portion of our consolidated indebtedness. In the case of our term loan facility, it would enable the lenders to foreclose on the assets securing such debt, including the Ocean Pacific/OP, Danskin, Rocawear, Starter, Mossimo, Cannon, Fieldcrest, Royal Velvet, Charisma and Waverly trademarks and related assets, as well as our interest in Peanuts Holdings.

We have experienced rapid growth in recent years. If we fail to manage this or any future growth, our business and operating results could be harmed.

Our business has grown dramatically over the past several years. For example, our revenue increased from $216.8 million for 2008 to $332.6 million for 2010. Our growth has largely resulted from our acquisition of new brands of various sizes. Since October 2004, we acquired 21 of the 23 iconic brands (or rights to use those brands and trademarks) we and our joint ventures currently own and increased our total number of licenses from approximately 18 to over 1,000. In addition to these acquisitions, in November 2007, Scion purchased the Artful Dodger brand through its wholly-owned subsidiary, Artful Holdings; in May 2009, we acquired a 50% interest in Hardy Way, the owner of the Ed Hardy brand and trademarks; in October 2009 we acquired a 51% controlling interest in IPH Unltd, the owner of the Ecko and Zoo York brands and trademarks; in March 2010 we acquired a 50% interest in MG Icon, the owner of the Material Girl brands and trademarks; and in June 2010, we acquired an 80% controlling interest in Peanuts Holdings, the owner through its wholly-owned subsidiary, Peanuts Worldwide, of the Peanuts brands, trademarks and copyrights. In addition, since September 2008 we have formed three international 50% owned joint ventures: Iconix China, Iconix Latin America, and Iconix Europe.  Furthermore, we continue to evaluate and pursue appropriate acquisition opportunities to the extent we believe that such opportunities would be in the best interests of our company and our stockholders.

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

Although we seek to temper our acquisition risks by following acquisition guidelines relating to the existing strength of the brand, its diversification benefits to us, its potential licensing scale and credit worthiness of licensee base, acquisitions, whether they be of additional intellectual property assets or of the companies that own them, entail numerous risks, any of which could detrimentally affect our results of operations and/or the value of our equity. These risks include, among others:

•	unanticipated costs associated with the target acquisition;

•	negative effects on reported results of operations from acquisition related charges and amortization of acquired intangibles;

•	diversion of management’s attention from other business concerns;

•	the challenges of maintaining focus on, and continuing to execute, core strategies and business plans as our brand and license portfolio grows and becomes more diversified;

•	adverse effects on existing licensing and joint venture relationships;

•	potential difficulties associated with the retention of key employees, and the assimilation of any other employees, who may be retained by us in connection with or as a result of our acquisitions; and

•
risks of entering new domestic and international markets (whether it be with respect to new licensed product categories or new licensed product distribution channels) or markets in which we have limited prior experience.

When we acquire intellectual property assets or the companies that own them, our due diligence reviews are subject to inherent uncertainties and may not reveal all potential risks.  We may therefore fail to discover or inaccurately assess undisclosed or contingent liabilities, including liabilities for which we may have responsibility as a successor to the seller or the target company.  As a successor, we may be responsible for any past or continuing violations of law by the seller or the target company.  Although we generally attempt to seek contractual protections through representations, warranties and indemnities, we cannot be sure that we will obtain such provisions in our acquisitions or that such provisions will fully protect us from all unknown, contingent or other liabilities or costs.  Finally, claims against us relating to any acquisition may necessitate our seeking claims against the seller for which the seller may not, or may not be able to, indemnify us or that may exceed the scope, duration or amount of the sellers indemnification obligations.

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

Many of our trademark licenses are for products in the apparel, fashion accessories, footwear, beauty and fragrance, and home products and decor industries, in which our licensees face intense competition, including from our other brands and licensees. In general, competitive factors include quality, price, style, name recognition and service. In addition, various fads and the limited availability of shelf space could affect competition for our licensees’ products. Many of our licensees’ competitors have greater financial, distribution, marketing and other resources than our licensees and have achieved significant name recognition for their brand names. Our licensees may be unable to successfully compete in the markets for their products, and we may not be able to continue to compete successfully with respect to our licensing arrangements.

If our competition for retail licenses and brand acquisitions increases, or any of our current direct-to-retail licensees elect not to renew their licenses or renew on term less favorable than today, our growth plans could be slowed.

We may face increasing competition in the future for direct-to-retail licenses as other companies owning established brands may decide to enter into licensing arrangements with retailers similar to the ones we currently have in place. Furthermore, our current or potential direct-to-retail licensees may decide to develop or purchase brands rather than renew or enter into license agreements with us. In addition, this increased competition could result in lower sales of products offered by our direct-to-retail licensees under our brands.We also compete with traditional apparel and consumer brand companies, other brand management companies and private equity groups for brand acquisitions. If our competition for retail licenses and brand acquisitions increases, it may take us longer to procure additional retail licenses and/or acquire additional brands, which could slow our growth rate.

Our licensees are subject to risks and uncertainties of foreign manufacturing and the price, availability and quality of raw materials that could interrupt their operations or increase their operating costs, thereby affecting their ability to deliver goods to the market, reduce or delay their sales and decrease our potential royalty revenues.

Substantially all of the products sold by our licensees are manufactured overseas. There are substantial risks associated with foreign manufacturing, including changes in laws relating to quotas, and the payment of tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments. Further, our licensees may experience fluctuations in the price, availability and quality of fabrics and raw materials used by them in their manufactured apparel or purchased finished goods. Any of these risks could increase our licensees’ operating costs. Our licensees also import finished products and assume all risk of loss and damage with respect to these goods once they are shipped by their suppliers. If these goods are destroyed or damaged during shipment, the revenues of our licensees, and thus our royalty revenues over and above the guaranteed minimums, could be reduced as a result of our licensees’ inability to deliver or their delay in delivering their products.

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

Further, the rights to our brands in the Latin America territory, the China territory and the European territory are controlled primarily through our joint ventures in these regions and while we believe that our partnerships in these areas will enable us to better protect our trademarks in the countries covered by the ventures, we do not control these joint venture companies and thus most decisions relating to the use and enforcement of the marks in these countries will be subject to the approval of our local partners.

In addition, in the future, we may be required to assert infringement claims against third parties or more third parties may assert infringement claims against us. Any resulting litigation or proceeding could result in significant expense to us and divert the efforts of our management personnel, whether or not such litigation or proceeding is determined in our favor. In addition, to the extent that any of our trademarks were ever deemed to violate the proprietary rights of others in any litigation or proceeding or as a result of any claim, we may be prevented from using them, which could cause a termination of our licensing arrangements, and thus our revenue stream, with respect to those trademarks. Litigation could also result in a judgment or monetary damages being levied against us.

A substantial portion of our licensing revenue is concentrated with a limited number of licensees such that the loss of any of such licensees could decrease our revenue and impair our cash flows.

Our licensees Wal-Mart, Target, Kohl’s and Kmart, were our four largest direct-to-retail licensees during 2010, representing approximately 21%, 7%, 6% and 5%, respectively, of our total revenue for such period, while Li & Fung USA was our largest wholesale licensee, representing approximately 12% of our total revenue for such period. Our license agreement with Target for the Mossimo trademark grants it the exclusive U.S. license for substantially all Mossimo-branded products for a current term expiring in January 2012; and our second license agreement with Target for the Fieldcrest mark grants it the exclusive U.S. license for substantially all Fieldcrest-branded products for a term expiring in January 2015. Our license agreement with Wal-Mart for the Ocean Pacific and OP trademarks grants it the exclusive license in the U.S., Canada, Mexico, China, India and Brazil for substantially all Ocean Pacific/OP-branded products for a term expiring June 30, 2011; our second license agreement with Wal-Mart for the Danskin Now trademark grants it the exclusive license in the U.S., Canada, Argentina, and Central America for substantially all Danskin Now-branded products for a term expiring December 2012; and our third license agreement with Wal-Mart for the Starter trademark grants it the exclusive license in the U.S., Canada and Mexico for substantially all Starter-branded products for an initial term expiring in December 2013. Our license agreement with Kohl’s for the Candie’s trademark grants it the exclusive U.S. license for a wide variety of Candie’s-branded product categories for a term expiring in January 2016, and our license agreement with Kohl’s for the Mudd trademark grants it the exclusive U.S. license for a wide variety of Mudd-branded product categories for an initial term expiring in January 2015. Our license agreement with Kmart with respect to the Joe Boxer trademark grants it the exclusive U.S. license for a wide variety of product categories for a current term expiring in December 2015; our license agreement with Kmart for the Cannon trademark grants it the exclusive license in the U.S. and Canada for a wide variety of product categories for an initial term expiring February 1, 2014; and our license agreement with Kmart for the Bongo trademark grants it the exclusive U.S. license for a wide variety of product categories for an initial term expiring February 1, 2016. Our license agreements with Li & Fung USA grant it the exclusive worldwide license with respect to our Royal Velvet trademarks for a variety of products sold exclusively at Bed Bath & Beyond in the U.S., and the exclusive license (in many countries outside of the U.S. and Canada) for the Cannon trademark for a variety of products. The term for each of these licenses with Li & Fung USA expires on December 31, 2013. Our license agreements with Wear Me, a subsidiary of Li & Fung USA, for the Rocawear trademark grant it the exclusive licenses for the U.S. and its territories for sleepwear, underwear, swimwear and outerwear expire on December 31, 2013; our license agreements with Wear Me for certain Ecko trademarks grant it the exclusive licenses for the U.S. and its territories for sleepwear, underwear, swimwear and outerwear expire on December 31, 2013; and our license agreements with Wear Me for the Zoo York trademark that grant it the exclusive licenses for the U.S. and its territories for sleepwear, underwear, swimwear and outerwear expires on December 31, 2014.  Because we are dependent on these licensees for a significant portion of our licensing revenue, if any of them were to have financial difficulties affecting its ability to make guaranteed payments, or if any of these licensees decides not to renew or extend its existing agreement with us, our revenue and cash flows could be reduced substantially.

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

As of December 31, 2010, goodwill represented approximately $192.8 million, or approximately 10% of our total consolidated assets, and trademarks and other intangible assets represented approximately $1,400.6 million, or approximately 72% of our total consolidated assets. Under current U.S. GAAP accounting standards, goodwill and indefinite life intangible assets, including some of our trademarks, are no longer amortized, but instead are subject to impairment evaluation based on related estimated fair values, with such testing to be done at least annually. While, to date, no impairment write-downs have been necessary, any write-down of goodwill or intangible assets resulting from future periodic evaluations would, as applicable, either decrease our net income or increase our net loss and those decreases or increases could be material.

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

Certain provisions of our certificate of incorporation could have the effect of making more difficult, delaying or deterring unsolicited attempts by others to obtain control of our company, even when these attempts may be in the best interests of our stockholders. Our certificate of incorporation currently authorizes 150,000,000 shares of common stock to be issued. Based on our outstanding capitalization at December 31, 2010, and assuming the exercise of all outstanding options and warrants and the issuance of the maximum number of shares of common stock issuable upon conversion of all of our outstanding convertible notes, there are still a substantial number of shares of common stock available for issuance by our board of directors without stockholder approval. Our certificate of incorporation also authorizes our board of directors, without stockholder approval, to issue up to 5,000,000 shares of preferred stock, in one or more series, which could have voting and conversion rights that adversely affect or dilute the voting power of the holders of our common stock, none of which is outstanding. We are also subject to the provisions of Section 203 of the Delaware General Corporation Law, which could prevent us from engaging in a business combination with a 15% or greater stockholder for a period of three years from the date it acquired that status unless appropriate board or stockholder approvals are obtained.

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

A portion of our revenues and net income are generated outside of the United States, by our joint ventures and certain of our licensees,in countries that may have volatile currencies or other risks.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

On November 9, 2007, we entered into a new lease agreement covering approximately 30,550 square feet of office and showroom space at 1450 Broadway in New York, New York, herein referred to as the new headquarters.  The term of the lease runs through June 30, 2024 and provides for total aggregate annual base rental payments for such space of approximately $27.4 million (ranging from approximately $1.5 million for the first year following the rent commencement date to approximately $2.2 million, on an annualized basis, in the last year of the lease).  We will also be required to pay our proportionate share of any increased taxes attributed to the premises.

We lease a showroom and office space at 550 7th Avenue, New York, NY, a portion of which is has been sublet through the term of the lease, which ends May 31, 2015.  In addition, in connection with the Starter acquisition, we assumed a lease for office space at 1350 Broadway, which covers approximately 13,090 square feet of office and showroom space with an annual rent of $476,000, which expires on October 31, 2011. This space is currently being sublet. We also acquired approximately 4,500 square feet of office space at 261 Fifth Ave in New York, New York in connection with the Waverly acquisition with an annual rent of approximately $0.2 million.

In connection with the Peanuts Worldwide acquisition, we assumed a lease for approximately 44,985 square feet of office space at 200 Madison Avenue, New York, NY.  The term of the lease runs through February 28, 2016 and provides for annual rent of approximately $1.6 million. In connection with this acquisition, a portion of this space has been sublet until June 30, 2011.  Further in connection with this acquisition, we entered into a new lease on November 15, 2010 for approximately 3,300 square feet of office space at 2101 Chamber Center Drive, Ft. Mitchell, Kentucky for a term expiring on December 31, 2013, with an option to cancel at our decision after one year if certain conditions are met.

Bright Star currently occupies approximately 2,269 square feet of office space in Mt. Arlington, New Jersey, pursuant to a lease that expires on March 14, 2011.

Item 3. Legal Proceedings

Sweet Sportswear/Unzipped litigation

On December 10, 2010, the Court entered a final judgment (the “Judgment”) in connection with the lawsuit filed by the Company in the Superior Court of California, Los Angeles County against Unzipped’s former manager, supplier and distributor, Sweet, Azteca and ADS; and Hubert Guez, a principal of these entities and former member of the Company’s board of directors (collectively referred to as the “Guez defendants”).  In summary, the Judgment against the Guez defendants is for a combined liability to the Company of approximately $50 million, exclusive of amounts owed as pre or post-judgment interest at the annual rate of 10% simple interest.  The Judgment also dismissed all claims brought by the Guez defendants against the Company, its subsidiaries (Michael Caruso & Co., Inc. and Unzipped), and its Chairman of the Board and Chief Executive Officer, Neil Cole.

In February 2011, the Company entered into a settlement agreement with certain persons (the “Sureties”) that had secured a portion of the Judgment, pursuant to which the Sureties paid the Company $13 million in February 2011 and agreed to pay an additional $3.7 million on or before April 1, 2011 in full satisfaction of their obligations to the Company.  The amounts paid by the Sureties will reduce the obligations of certain of the Guez defendants (ADS and Hubert Guez) under the Judgments.

The Company intends to satisfy the Judgment against Sweet, in part, by eliminating all balances owed to Sweet under the Sweet Note (see Note 5 of Notes to Consolidated Financial Statements).  In addition, the Company recognized a gross gain of $26.0 million (gross of attorney’s fees and related expenses of $10.3 million), of which $16.7 million was secured by the Sureties, with the remainder secured by assets owned by the Guez defendants.  The Company intends to proceed aggressively to collect on the full balance owed under the Judgment.

Normal Course litigation

From time to time, the Company is also made a party to litigation incurred in the normal course of business. While any litigation has an element of uncertainty, the Company believes that the final outcome of any of these routine matters will not have a material effect on the Company’s financial position or future liquidity.

Item 4. [Removed and Reserved]

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's common stock, $0.001 par value per share, its only class of common equity, is quoted on the NASDAQ Global Market tier of The NASDAQ Stock Market LLC, herein referred to as NASDAQ, under the symbol “ICON”. The following table sets forth the high and low sales prices per share of the Company's common stock for the periods indicated, as reported on NASDAQ:

	High	Low
Year Ended December 31, 2010
Fourth Quarter	$20.55	$16.86
Third Quarter	17.99	13.18
Second Quarter	19.08	14.18
First Quarter	16.07	12.06

Year Ended December 31, 2009
Fourth Quarter	$14.17	$10.75
Third Quarter	18.30	12.10
Second Quarter	17.95	8.55
First Quarter	9.89	6.73

As of February 21, 2011 there were 1,514 holders of record of the Company's common stock.

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

ISSUER PURCHASES OF EQUITY SECURITIES

2010	Total Number of Shares Purchased(1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan
October 1 - October 31	2,081	14.10	-	71,722,003
November 1 - November 30	32,514	17.86	-	71,722,003
December 1 - December 31	17,425	19.87	-	71,722,003
Total	52,020	$18.38	-	$71,722,003

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

There were no shares repurchased under the Company’s share repurchase plan during 2010.  Shares purchased in 2010 represent shares surrendered to the Company to pay withholding taxes due upon the vesting of restricted stock of employees.  At December 31, 2010, $71.7 million of the Company’s common stock may yet be purchased under the Company's share repurchase plan.

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

The information regarding equity compensation plans is incorporated by reference to Item 12 of this Form 10-K, which incorporates by reference the information set forth in the Company’s Definitive Proxy Statement in connection with the annual meeting of stockholders to be held in 2011.

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

	Year Ended December 31,*
	2010		2009	2008 (4)	2007(4)	2006
Consolidated Income Statement Data
Licensing and other revenue (3)	$332,559		$232,058	$216,761	$160,004	$80,694
Selling, general and administrative expenses	138,532		79,356	73,816	44,254	24,527
Operating income (1)	209,715		152,565	142,052	121,789	53,673
Other expenses – net (2)	46,826		35,309	44,967	31,231	13,837
Net income (3)	110,480	(5)	76,031	62,908	60,264	32,501
Net income attributable to Iconix Brand Group, Inc.	98,847		75,111	62,908	60,264	32,501

Earnings per share:
Basic	$1.37		$1.14	$1.09	$1.06	$0.81
Diluted	$1.32		$1.10	$1.03	$0.98	$0.72

Weighted average number of common shares outstanding:
Basic	72,151		65,763	57,810	56,694	39,937
Diluted	74,713		68,325	61,248	61,426	45,274

* The year ended December 31, 2007 will herein be referred to as 2007; and the year ended December 31, 2006 will herein be referred to as 2006.

	At December 31,
	2010	2009 (4)	2008 (4)	2007(4)	2006
Consolidated Balance Sheet Data
Cash	$121,935	$201,544	$67,279	$53,272	$77,840
Working capital	125,906	148,147	29,638	19,458	64,124
Trademarks and other intangibles, net	1,400,550	1,254,689	1,060,460	1,038,201	467,688
Total assets	1,951,470	1,802,613	1,394,796	1,336,130	696,244
Long-term debt, including current portion	584,387	662,379	618,589	640,877	162,808
Total stockholders’ equity	1,138,914	969,772	644,089	565,738	465,457

(1)
Includes net gain related to specific litigation of $15.7 million in 2010, expenses related to specific litigation of $0.1 million and $0.9 million in 2009 and 2008, respectively, a net gain from expenses related to specific litigation of $6.0 million in 2007, and expenses related to specific litigation of $2.5 million in 2006 (see Notes 8 and 9 of Notes to Consolidated Financial Statements).

(2)	In 2006 the Company recognized a net non-cash tax benefit of $6.2 million by reducing the valuation allowance on the deferred tax asset related to the Company's net operating loss carryforwards.

(3)
During 2010, 2009, 2008, 2007 and 2006, the Company made one, one, one, five and four acquisitions (including investments in joint ventures that are consolidated in our financial statements), respectively,.  See Note 2 of Notes to Consolidated Financial Statements for information about the Company’s 2010 acquisitions and investments through its joint ventures.

(4)	As adjusted for adoption of Accounting Standards Codification (“ASC”) Topic 470-20, “Debt with Conversion and Other Options”, effective for 2009 and applied retrospectively as applicable.

(5)	Includes a net gain related to specific litigation of $15.7 million and a write down of auction rate securities of $13.0 million in the fourth fiscal quarter of 2010.

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

Overview

The Company is a brand management company engaged in licensing, marketing and providing trend direction for a diversified and growing consumer brand portfolio. The Company’s brands are sold across every major segment of retail distribution, from luxury to mass. As of December 31, 2010, the Company and its joint ventures owned 23 iconic consumer brands: Candie’s, Bongo, Badgley Mischka, Joe Boxer, Rampage, Mudd, London Fog, Mossimo, Ocean Pacific/OP, Danskin/Danskin Now, Rocawear, Cannon, Royal Velvet, Fieldcrest, Charisma, Starter, and Waverly. In addition, Scion LLC, a joint venture in which the Company has a 50% investment, owns the Artful Dodger brand; Hardy Way, a joint venture in which the Company has a 50% investment, owns the Ed Hardy brands; IPH Unltd, a joint venture in which the Company has a 51% controlling investment, owns the Ecko and Zoo York brands; MG Icon, a joint venture in which the Company has a 50% investment, owns the Material Girl brand; and Peanuts Holdings, a joint venture in which the Company has an 80% controlling investment, owns, through its wholly-owned subsidiary Peanuts Worldwide, the Peanuts brands. The Company licenses its brands worldwide through over 1,000 direct-to-retail and wholesale licenses for use across a wide range of product categories, including footwear, fashion accessories, sportswear, home products and décor, and beauty and fragrance. The Company’s business model allows it to focus on its core competencies of marketing and managing brands without many of the risks and investment requirements associated with a more traditional operating company. Its licensing agreements with leading retail and wholesale partners throughout the world provide the Company with a predictable stream of guaranteed minimum royalties.

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

Summary of operating results:

The Company had net income of $110.5 million for 2010 as compared to net income of $76.0 million for 2009.

The Company's operating income was $209.7 million in 2010, compared to an operating income of $152.6 million in 2009.

2010 Compared to 2009

Licensing and Other Revenue. Licensing and other revenue for 2010 increased to $332.6 million from $232.1 million for 2009.  In 2010, we recorded approximately $90.9 million in aggregate revenue related to our acquisitions of the Ecko assets and the Peanuts assets, for which there was no comparable revenue in 2009.  In 2009, we recorded a gain of approximately $3.7 million on our transaction regarding our Joe Boxer trademark for the territory of Canada, and a gain of $7.0 million ($3.0 million of which was non-cash) related to the Iconix Europe transaction.  The primary drivers of the remaining increase in revenue from 2009 to 2010 are as follows: an aggregate increase of approximately $12.9 million from our three direct-to-retail driven brands with Wal-Mart, an aggregate increase of approximately $4.7 million in our home brands, which include our Royal Velvet, Cannon, Fieldcrest, Charisma and Waverly brands, and an aggregate increase of $1.8 million in our wholesale model apparel brands, which include our Rampage, Badgley Mischka, London Fog and Rocawear brands.

Operating Expenses. Selling, general & administrative expenses (“SG&A”) totaled $138.5 million in 2010 compared to $79.4 million in 2009. The increase of approximately $59.1 million was primarily driven by aggregate SG&A expenses of $52.9 million incurred by our Ecko (acquired November 2009) and Peanuts (acquired June 2010) businesses, which are consolidated and have no comparable SG&A expenses in 2009.  The remaining increase was primarily driven by a $4.5 million employee bonus accrual, as well as an increase of approximately $2.0 million in aggregate general overhead costs as we expand our business.

For 2010 we recorded a net gain related to specific litigation of $15.7 million, as compared to expenses related to specific litigation of $0.1 million for 2009, relating to litigation involving Unzipped.  As a result of a final judgment rendered in December 2010 in our favor, we recognized a gain of $26.0 million, offset by attorneys’ fees and other related expenses of $10.3 million.  See Notes 8, 9 and 10 of Notes to Consolidated Financial Statements for further information on our litigation involving Unzipped.

Operating Income. Operating income for 2010 increased to $209.7 million, or approximately 63% of total revenue, compared to $152.6 million or approximately 66% of total revenue for 2009. This decrease in our operating margin percentage is primarily the result of the increase in SG&A relating to the Peanuts acquisition mainly due to incremental talent share and agents’ expenses, offset by the increase in revenue, for the reasons detailed above.

Other Expenses - Net – Other expenses - net increased $11.5 million from approximately $35.3 million in 2009 to approximately $46.8 million in 2010.  This increase is largely due to a write-down of our marketable securities resulting in a pre-tax loss of $13.0 million, for which there was no comparable loss in 2009.  See Note 3 of Notes to Consolidated Financial Statements for further detail on this matter.  An increase of approximately $1.9 million in interest expense was primarily attributable to interest expense of approximately $5.3 million related to the Ecko Note, which was entered into as part of our acquisition of the Ecko assets and for which there was no comparable interest expense in 2009, offset primarily by a decrease in $2.3 million in interest expense from our variable rate debt due to a lower debt balance as a result of our principal payment in March 2010 as well as a decrease of $2.0 million from our Asset-Backed Notes due to a lower average balance during 2010 as compared to 2009.  Additionally, the increase in other expenses – net was partially offset by an aggregate increase in our equity earnings on joint ventures of approximately $2.1 million primarily due to earnings from our MG Icon joint venture (created in March 2010) related to the launch of the Material Girl brand in Macy’s stores in August 2010 for which there was no comparable earnings in 2009 and our Iconix Latin America joint venture whose earnings increased from 2009 to 2010.   The aggregate increase in other expenses – net was further offset by an increase of approximately $1.4 million in interest income from $2.5 million in 2009 to $3.8 million in 2010, primarily due to dividends received from our investment in Roc Apparel LLC, our core licensee for the Rocawear brand.

Provision for Income Taxes. The effective income tax rate for 2010 is approximately 32.2% resulting in the $52.4 million income tax expense, as compared to an effective income tax rate of 35.2% in 2009 which resulted in the $41.2 million income tax expense.  The effective tax rate decreased from 2009 to 2010 due to increased aggregate earnings attributable to our non-controlling interests, for which we do not pay taxes.  The increase in aggregate earnings attributable to our non-controlling interest relates to our acquisition of the Ecko assets in October 2009, for which we have a full year of earnings in 2010, and our acquisition of the Peanuts assets in June 2010, for which there were no comparable earnings in 2009.

Net Income. Our net income was $110.5 million in 2010, compared to net income of $76.0 million in 2009, as a result of the factors discussed above.

2009 Compared to 2008

Licensing and Other Revenue. Licensing and other revenue for 2009 increased to $232.1 million from $216.8 million during 2008. During 2009, we recorded a gain of approximately $3.7 million on our transaction regarding our Joe Boxer trademark in Canada, and a gain of approximately $7.0 million ($3.0 million of which is a non-cash gain) related to the Iconix Europe transaction. During 2008, we recorded a non-cash gain of approximately $2.6 million related to the sale of trademarks to our joint venture in China, and a gain of $5.7 million related to the Iconix Latin America transaction.  Further, during 2009, we recorded approximately $10.2 million in aggregate revenue related to our acquisition of the Ecko assets and approximately three quarters of revenue from our October 2008 acquisition of Waverly, of which there was no comparable revenue in 2008.  In 2008, we recorded approximately $1.6 million of revenue related to our Latin America licenses for which there was no comparable revenue in 2009.  In 2009, revenue related to our Latin America licenses is included in our aggregate equity gain on joint venture and other as it relates to our Iconix Latin America joint venture.  The primary drivers of the remaining increase of approximately $4.4 million in comparable revenue from 2008 to 2009 include an aggregate increase of approximately $21.7 million related to our direct-to-retail brands at Wal-Mart and our Candie’s brand at Kohl’s, offset by an aggregate decrease of approximately $17.0 million related to the transition of our Mudd, Charisma and Cannon brands to their respective direct-to-retail licenses, as well as the transition of our women’s category for our Rocawear brand to a new licensee in the third quarter of 2009.

Operating Expenses. Consolidated selling, general and administrative, herein referred to as SG&A, expenses totaled $79.4 million in 2009 compared to $73.8 million in 2008. The increase of $5.6 million was primarily related to: (i) an increase of approximately $6.5 million in advertising primarily related to in-store advertising promotions and celebrity endorsements; and (ii) an increase of $2.4 million in bad debt expense primarily related to collectability issues with the former women’s category license for the Rocawear brand.  These increases were offset by a variety of cost saving initiatives, including: (i) a decrease of approximately $1.4 million in professional fees; (ii) an aggregate decrease of approximately $0.8 million in payroll costs and employee travel related expenses related to a reduction in headcount and cost savings measures related to employee travel, partially offset by severance for terminated employees; and (iii) a net decrease of approximately $1.1 million in various overhead related costs as a result of the elimination of 2008 overhead costs related to a prior period acquisition as well as cost savings measures.

For 2009 and 2008, our expenses related to specific litigation, formerly known as special charges, included an expense for professional fees of $0.1 million and $0.9 million, respectively, relating to litigation involving Unzipped. See Notes 8 and 9 of Notes to Consolidated Financial Statements.

Operating Income. Operating income for 2009 increased to $152.6 million, or approximately 66% of total revenue, compared to $142.1 million or approximately 66% of total revenue in 2008.

Other Expenses - Net – Other expenses - net decreased by $9.7 million in 2009 to $35.3 million, compared to other expenses - net of $45.0 million in 2008.  This decrease was due to several factors: an aggregate increase of approximately $4.0 million in our equity earnings on joint ventures due to earnings from our Iconix Latin America joint venture (created in December 2008) and our Hardy Way joint venture (created in May 2009), for which there was no comparable earnings in 2008.  Further, interest expense related to our variable rate debt decreased from approximately $15.5 million in 2008 to approximately $7.1 million in 2009 due to both a lower average debt balance as well as a decrease in our effective interest rate to 3.64% in 2009 from 5.92% in 2008.  This was offset by an increase in interest expense of approximately $1.2 million related to the promissory note issued in connection with our 51% investment in IPH Unltd in October 2009, and a decrease of approximately $1.5 million in interest income related to a decrease in interest rates on money invested by us during 2009.

Provision for Income Taxes. The effective income tax rate for 2009 is approximately 35.2% resulting in the $41.2 million income tax expense, as compared to an effective income tax rate of 35.2% in 2008 which resulted in a $34.2 million income tax expense.

Net Income. The Company’s net income was $76.0 million in 2009, compared to net income of $62.9 million in 2008, as a result of the factors discussed above.

Liquidity and Capital Resources

Liquidity

Our principal capital requirements have been to fund acquisitions, working capital needs, and to a lesser extent, capital expenditures. We have historically relied on internally generated funds to finance our operations and our primary source of capital needs for acquisition has been the issuance of debt and equity securities. At December 31, 2010 and 2009, our cash totaled $121.9 million and $201.5 million, respectively, including short-term restricted cash of $3.3 million and $6.2 million, respectively.

In March 2010, we completed our acquisition of 50% of MG Icon, a limited liability company and owner of the Material Girl brands, for $20.0 million, $4.0 million of which was cash paid to the sellers at closing.

In June 2010, we completed our acquisition, through our 80% owned joint venture Peanuts Holdings, of Peanuts Worldwide, the owner of the Peanuts brand and related assets.  Approximately $138.1 million of cash contributed by us was included in the total cash of $172.1 million paid to the sellers at closing.  Further and related to this transaction, we loaned $17.5 million to Beagle Scout LLC (herein referred to as Beagle), a company owned by certain Schulz family trusts, the proceeds of which were used to pay Beagle’s portion of the purchase price.

Our Term Loan Facility requires us to repay the principal amount of the Term Loan outstanding in an amount equal to 50% of the excess cash flow of the subsidiaries subject to the term loan facility for the most recently completed fiscal year, unless we meet certain criteria specified by a financial covenant defined in the Term Loan Facility. On March 17, 2010, we paid to Barclays, for the benefit of the Lenders, $47.2 million, representing 50% of the excess cash flow from the subsidiaries subject to the Term Loan Facility for 2009.  As of December 31, 2010, the entire balance due under the Term Loan Facility of approximately $171.0 million is included in long-term debt, less current maturities on the Consolidated Balance Sheet, as the ratio of Consolidated Total Debt (as defined by the Term Loan) to Consolidated EBITDA (as defined by the Term Loan) was below 2.5 to 1.0 as of December 31, 2010, which eliminated the obligation to pay 50% of the excess cash flow from the subsidiaries subject to the Term Loan Facility for 2010.

We believe that cash from future operations as well as currently available cash will be sufficient to satisfy our anticipated working capital requirements for the foreseeable future. We intend to continue financing future brand acquisitions through a combination of cash from operations, bank financing and the issuance of additional equity and/or debt securities. See Note 5 of Notes to Consolidated Financial Statements for a description of certain prior financings consummated by us.

As of December 31, 2010, we held marketable securities consisting of auction rate securities, herein referred to as ARS. Beginning in the third quarter of 2007, $13.0 million of our ARS had failed auctions due to sell orders exceeding buy orders. In December 2008, the insurer of the ARS exercised its put option to replace the underlying securities of the auction rate securities with its preferred securities. Further, although these ARS had paid dividends according to their stated terms, the Company had received notice from the insurer that the payment of cash dividends will cease after July 31, 2009 and only temporarily reinstated for the 4-week period from December 23, 2009 through January 15, 2010, to be resumed if the board of directors of the insurer declares such cash dividends to be payable at a later date.  No further dividends were received.  In January 2010, we commenced a lawsuit against the broker-dealer of these ARS alleging, among other things, fraud, and seeking full recovery of the $13.0 million face value of the ARS, as well as legal costs and punitive damages.  In November 2010, the insurer filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code.  These funds will not be available to us unless we realize recovery through the bankruptcy process, settlement or legal judgment. Prior to the cessation of regular cash dividend payments at 4-week intervals, we estimated the fair value of our ARS with a discounted cash flow model where we used the expected rate of cash dividends to be received.  As regular cash dividend payments have ceased, we changed our methodology for estimating the fair value of the ARS.  Beginning June 30, 2009, we estimated the fair value of our ARS using the present value of the weighted average of several scenarios of recovery based on our assessment of the probability of each scenario. We considered a variety of factors in our analysis including: credit rating of the issuer and insurer, comparable market data (if available), current macroeconomic market conditions, quality of the underlying securities, and the probabilities of several levels of recovery and reinstatement of cash dividend payments.  As the result of our evaluations and primarily due to the bankruptcy of the insurer of the ARS, which reduced the market value of its preferred securities to zero, $13.0 million of our ARS have been written down to zero as a cumulative realized pre-tax loss of $13.0 million to reflect a permanent decrease in fair value. We believe our cash flow from future operations and our existing cash on hand will be sufficient to satisfy our anticipated working capital requirements for the foreseeable future, regardless of the possibility and timeliness of the recovery of these funds.

Changes in Working Capital

At December 31, 2010 and December 31, 2009 the working capital ratio (current assets to current liabilities) was 2.26 to 1 and 2.12 to 1, respectively. This increase was driven by a decrease in current portion of long-term debt primarily related to our Term Loan Facility (details discussed below) as well as the factors set forth below:

Operating Activities

Net cash provided by operating activities increased approximately $47.0 million, from $118.7 million in 2009 to $165.7 million in 2010.  This increase in net cash provided by operating activities of $47.0 million is primarily due to an increase in net income of approximately $34.5 million from $76.0 million in 2009 to $110.5 million in 2010 for the reasons discussed above.  Also, we recorded a non-cash pre-tax loss of $13.0 million for the write-down of our marketable securities, which consisted of auction rate securities, which we deemed to be a permanent write-down for the reasons discussed above.  Further, stock-based compensation expense increased approximately $2.5 million from 2009 to 2010, primarily related to performance based stock compensation earned by our president and chief executive officer.  Further, we recorded a $10.7 million gain on sale of trademarks in 2009 for the Iconix Europe transaction and the Joe Boxer Canada transaction, for which there were no comparable gains in 2010. These amounts were partially offset by the aggregate net changes in operating assets and liabilities, net of business acquisitions, used in operating activities of $6.6 million.

Investing Activities

Net cash used in investing activities in 2010 increased approximately $96.1 million, from $83.0 million in 2009 to $179.2 million in 2010.  This increase is primarily due to our purchase of Peanuts Worldwide for $172.1 million, as well as $4.0 million paid in connection with our acquisition of a 50% interest in MG Icon.  Further, in 2009, we paid $63.5 million in connection with our acquisition of a 51% controlling stake in IPH Unltd, the owner of the Ecko and Zoo York brands.  In addition, in 2009 we paid cash earn-outs totaling $12.9 million, as compared to $0.8 million in cash earn-outs in 2010, both of which were related to acquisitions prior to 2009 and were recorded as increases to goodwill.  Further, in 2009 we paid $9.0 million in connection with our acquisition of a 50% interest in Hardy Way, the owner of the Ed Hardy brand.

Financing Activities

Net cash used in financing activities increased $156.6 million, from $93.3 million of net cash provided by financing activities in 2009 to net cash used in financing activities of $63.3 million in 2010.  The main driver of this net increase of cash used in financing activities of $156.6 million was the receipt of $152.8 million cash in 2009 related to our public offering of our common stock in June 2009, with no comparable transaction 2010, and an increase of $20.5 million in principal payments on our long-term debt during 2010 as compared to 2009.  Specifically, our payment in March 2010 of 50% of the excess cash flow from the subsidiaries subject to the Term Loan Facility for 2009 was $47.2 million, as compared to our payment in March 2009 of 50% of the excess cash flow from the subsidiaries subject to the term loan facility for 2008 was $38.7 million.  This was offset by a contribution of $16.5 million from Beagle in connection with the purchase of Peanuts Worldwide through our joint venture Peanuts Holdings, as compared to a contribution of $2.1 million in the 2009 related to our investment in our joint venture Scion.   See Note 2 of Notes to Consolidated Financial Statements for further information on these joint ventures.

Obligations and commitments

Convertible Notes. In June 2007, we completed the sale of $287.5 million principal amount of our Convertible Notes in a private offering to certain institutional investors from which we received net proceeds of approximately $281.1 million. The Convertible Notes bear interest at an annual rate of 1.875%, payable semi-annually in arrears on June 30 and December 31 of each year, commencing as of December 31, 2007. At December 31, 2010 and December 31, 2009, the net debt balance of the Convertible Notes was $262.7 million and $247.7 million, respectively, which reflects the net debt carrying value of the convertible notes in accordance with accounting for convertible debt instruments that may be settled in cash upon conversion, effective for the year ended December 31, 2009 and applied retrospectively as applicable. However, the principal amount owed to the convertible note holders is $287.5 million.

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

Our obligations under the Term Loan Facility are secured by the pledge of our ownership interests in many of our subsidiaries. In addition, these and other of our subsidiaries have guaranteed such obligations and their guarantees are secured by a pledge of, among other things, the Ocean Pacific/OP, Danskin, Rocawear, Mossimo, Cannon, Royal Velvet, Fieldcrest, Charisma, Starter and Waverly trademarks and related intellectual property assets. Amounts outstanding under the Term Loan Facility bear interest, at our option, at the Eurodollar rate or the prime rate, plus an applicable margin of 2.25% or 1.25%, as the case may be, per annum, with minimum principal payable in equal quarterly installments in annual aggregate amounts equal to 1.00% of the aggregate principal amount of the loans outstanding, in addition to an annual payment equal to 50% of the excess cash flow of the subsidiaries subject to the Term Loan Facility, with any remaining unpaid principal balance to be due on April 30, 2013, herein referred to as the loan maturity date. Upon completion of our offering of the convertible notes, the loan maturity date was accelerated to January 2, 2012. On March 11, 2008, we paid to Lehman Commercial Paper Inc., or LCPI, for the benefit of the lenders, $15.6 million, representing 50% of the excess cash flow for 2007 from the subsidiaries subject to the Term Loan Facility. As a result of such payment, we are no longer required to pay the quarterly installments described above. In March 2010 and 2009, we paid $47.2 million and $38.6 million to the lenders, respectively, representing 50% of our excess cash flow for 2009 and 2008 from the subsidiaries subject to the Term Loan.   As of December 31, 2010, the entire balance due under the Term Loan Facility is included in long-term debt, less current maturities on the Consolidated Balance Sheet, as the ratio of Consolidated Total Debt (as defined by the Term Loan) to Consolidated EBITDA (as defined by the Term Loan) was below 2.5 to 1.0 as of December 31, 2010, which eliminated the obligation to pay 50% of the excess cash flow from the subsidiaries subject to the Term Loan Facility for 2010..  At December 31, 2010 and December 31, 2009, the outstanding cash balance under the term loan facility was $171.0 million and $219.6 million, respectively. The effective interest rate for 2010 was 2.60%, as compared to 3.05% and 5.81% for 2009 and 2008, respectively. As of December 31, 2010 and 2009, we were in compliance with all material covenants relating to this debt obligation.

Asset-Backed Notes. The financing for certain of our acquisitions in 2005 and 2006 was accomplished though private placements of the Asset-Backed Notes, which are currently secured by the Candie’s, Bongo, Joe Boxer, Rampage, Mudd and London Fog trademarks and related intellectual property assets. As of December 31, 2010, the aggregate principal balance of the asset-backed notes was $70.7 million. Interest rates and terms on the outstanding principal amount of the asset-backed notes as of December 31, 2010 are as follows: $23.5 million principal amount bears interest at a fixed interest rate of 8.45% with a term ending August 2012, $10.4 million principal amount bears interest at a fixed rate of 8.12% with a term ending August 2012, and $36.8 million principal amount bears interest at a fixed rate of 8.99% with a term ending February 2013. The asset-backed notes have no financial covenants with which we or our subsidiaries need comply.

As of December 31, 2009, the aggregate principal balance of the asset-backed notes was $94.9 million. Interest rates and terms on the outstanding principal amount of the asset-backed notes as of December 31, 2009 were as follows: $32.5 million principal amount bears interest at a fixed interest rate of 8.45% and $14.3 million principal amount bears interest at a fixed rate of 8.12%, each with a term ending in August 2012, and $48.1 million principal amount bears interest at a fixed rate of 8.99% with a term ending February 2013.

The aggregate principal amount of the asset-backed notes is required to be paid by February 22, 2013.

Cash on hand in IP Holdings’ bank account is restricted at any point in time up to the amount of the next payment of principal and interest due by it under the asset-backed notes. Accordingly, as of December 31, 2010 and 2009, $2.5 million and $2.0 million, respectively, have been disclosed as restricted cash within our current assets. Further, a liquidity reserve account has been established and the funds on deposit in such account are to be applied to the last principal payment due with respect to the Asset-Backed Notes. Accordingly, the $15.9 million in such reserve account as of December 31, 2010 and 2009 have been included on our Consolidated Balance Sheets as restricted cash within our other assets. As of December 31, 2010 and 2009, we were in compliance with all material covenants relating to this debt obligation.

Ecko Note.  In connection with the Ecko/Zoo York transaction, IPH Unltd issued a promissory note (the Ecko Note) to a third party creditor for $90.0 million.  The obligations of IPH Unltd under the Ecko Note are secured by the Ecko portfolio of trademarks and related intellectual property assets (including the Ecko and Zoo York brands) and further guaranteed personally by the minority owner of IPH Unltd.  Amounts outstanding under the Ecko Note bear interest at 7.50% per annum, and is to be repaid in equal quarterly installments of $2.5 million, with any remaining unpaid principal balance and accrued interest to be due on June 30, 2014, the promissory note maturity date.  As of December 31, 2010, the principal balance of the Ecko Note was $80.0 million.  The Ecko Note may be prepaid without penalty, and any prepayment would be applied to the scheduled quarterly principal payments in the order of their maturity. The Ecko Note has no financial covenants with which we or our subsidiaries need comply.  Our assets and the assets of our subsidiaries and joint ventures (other than IPH Unltd) are not available to satisfy the obligations under the Ecko Note.

Sweet note. A description of the Sweet Sportswear/Unzipped litigation is contained in “Business—Legal Proceedings”. On April 23, 2002, we acquired the remaining 50% interest in Unzipped from Sweet Sportswear, or Sweet, for a purchase price comprised of 3,000,000 shares of our common stock and $11.0 million in debt, which was evidenced by our issuance of a note to Sweet Sportswear, also referred to as the Sweet note. Prior to August 5, 2004, Unzipped was managed by Sweet pursuant to a management agreement, which obligated Sweet to manage the operations of Unzipped in return for, commencing in fiscal 2003, an annual management fee based upon certain specified percentages of net income achieved by Unzipped during the three-year term of the agreement. In addition, Sweet guaranteed that the net income, as defined in the agreement, of Unzipped would be no less than $1.7 million for each year during the term, commencing with fiscal 2003. In the event that the guarantee was not met for a particular year, Sweet was obligated under the management agreement to pay us the difference between the actual net income of Unzipped, as defined, for such year and the guaranteed $1.7 million. That payment, referred to as the shortfall payment, could be offset against the amounts due under the Sweet note at the option of either us or Sweet. As a result of such offsets, the balance of the Sweet note was reduced by us to $3.1 million as of December 31, 2006 and $3.0 million as of December 31, 2005 and was reflected in “long- term debt.” Prior to December 2010, the Sweet Note accrued interest at the rate of 8% per year.  In December 2010, a judgment related to the Sweet Sportswear/Unzipped litigation was rendered in the Company’s favor.  As a result of this judgment, the Company wrote-off the Sweet Note and all associated accrued interest.  See Notes 8, 9 and 10 in Notes to Financial Statements for further detail.

In addition, in November 2007 the Company was awarded a judgment of approximately $12.2 million for claims made by it against Hubert Guez and Apparel Distribution Services, Inc. (“ADS”). Prior to December 2010, this receivable accrued interest at the rate of 8% per year and was included in other assets – non-current.  In December 2010, a judgment related to the Sweet Sportswear/Unzipped litigation was rendered in the Company’s favor.  As a result of this judgment, the Company wrote-off this receivable and all associated accrued interest.  See Notes 8, 9 and 10 in Notes to Financial Statements for further detail.

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

The following is a summary of contractual cash obligations, including interest for the periods indicated that existed as of December 31, 2010:

(000's omitted)	2011	2012	2013	2014	2015	Thereafter	Total
Convertible Notes	$-	$287,500	$-	$-	$-	$-	$287,500
Term Loan Facility	-	172,403	-	-	-	-	172,403
Asset-Backed Notes	26,381	33,468	10,801	-	-	-	70,650
Ecko Note	10,000	10,000	10,000	50,000	-	-	80,000
Operating leases	3,546	3,897	3,976	3,966	2,067	21,048	38,500
Earn-out payments on acquisitions	217	-	-	-	-	-	217
Employment contracts	3,280	1,777	1,000	-	-	-	6,057
Interest	20,782	10,501	4,518	1,838	-	-	37,639
Total contractual cash obligations	$64,206	$519,546	$30,295	$55,804	$2,067	$21,048	$692,966

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

Effects of Inflation

We do not believe that the relatively moderate rates of inflation experienced over the past few years in the United States, where we primarily compete, have had a significant effect on revenues or profitability.  If there were an adverse change in the rate of inflation by less than 10%, the expected effect on net income would be immaterial.

New Accounting Standards

In June 2009, the FASB issued guidance under ASC Topic 810 “Consolidation”. This guidance amends the consolidation guidance for variable interest entities, herein referred to as a VIE, by requiring an on-going qualitative assessment of which entity has the power to direct matters that most significantly impact the activities of a VIE and has the obligation to absorb losses or benefits that could be potentially significant to the VIE. This guidance is effective for us beginning in January 1, 2010 and the results of its adoption has not had a material impact our results of operations or financial position.

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

In January 2010, the FASB issued guidance under ASC Topic 810 regarding scope clarification on accounting and reporting for decreases in ownership of a subsidiary.  This guidance clarifies that the scope of the decrease in ownership provisions of ASC Topic 810 applies to a subsidiary or group of assets that is a business, a subsidiary that is a business that is transferred to an equity method investee or a joint venture or an exchange of a group of assets that constitutes a business for a noncontrolling interest in an entity.  This guidance is effective as of the beginning of the period in which an entity adopts guidance under ASC Topic 810 regarding non-controlling interests, and if it has been previously adopted, the first interim or annual period ending on or after December 15, 2009, applied retrospectively to the first period that the entity adopted this guidance, and its requirements has not had a material impact our results of operations or financial position.

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

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We review all significant estimates affecting the financial statements on a recurring basis and record the effect of any adjustments when necessary.

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

In June 2001, the FASB issued guidance under ASC Topic 350 Intangibles Goodwill and Other, which changed the accounting for goodwill from an amortization method to an impairment-only approach. Upon our adoption of this guidance, on February 1, 2002, we ceased amortizing goodwill. As prescribed under this guidance, we had goodwill tested for impairment during the years 2010, 2009 and 2008, and no write-downs from impairments were necessary. Our tests for impairment utilize discounted cash flow models to estimate the fair values of the individual assets. Assumptions critical to our fair value estimates are as follow: (i) discount rates used to derive the present value factors used in determining the fair value of the reporting units and trademarks; (ii) royalty rates used in our trade mark valuations; (iii) projected average revenue growth rates used in the reporting unit and trademark models; and (iv) projected long-term growth rates used in the derivation of terminal year values.  These tests factor in economic conditions and expectations of management and may change in the future based on period-specific facts and circumstances.

Impairment losses are recognized for long-lived assets, including certain intangibles, used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are not sufficient to recover the assets carrying amount. Impairment losses are measured by comparing the fair value of the assets to their carrying amount.  For the years 2010, 2009, and 2008 there was no impairment present for these long-lived assets.

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

We adopted guidance under ASC Topic 740, beginning January 1, 2007, as it relates to uncertain tax positions. The implementation of this guidance did not have a significant impact on our financial position or results of operations. The total unrecognized tax benefit was $1.1 million at the date of adoption. At December 31, 2010, the total unrecognized tax benefit was $1.2 million. However, this is not recognized for accounting purposes because the related deferred tax asset has been fully reserved in prior years. We are continuing our practice of recognizing interest and penalties related to income tax matters in income tax expense. There was no accrual for interest and penalties related to uncertain tax positions for the year ended December 31, 2010. We file federal and state tax returns and we are generally no longer subject to tax examinations for fiscal years prior to 2007.

Marketable securities, which are accounted for as available-for-sale, are stated at fair value in accordance with guidance under ASC Topic 320 Debt and Equity Securities, and consisted of auction rate securities. Temporary changes in fair market value are recorded as other comprehensive income or loss, whereas other than temporary markdowns have been realized through our statement of operations. On January 1, 2008, we adopted guidance under ASC Topic 820 Fair Value Measurements and Disclosures, which establishes a framework for measuring fair value and requires expanded disclosures about fair value measurement. While this guidance does not require any new fair value measurements in its application to other accounting pronouncements, it does emphasize that a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation.  Although we believe our judgments, estimates and/or assumptions used in determining fair value are reasonable, making material changes to such judgments, estimates and/or assumptions could materially affect such impairment analyses and our financial results.  Due to the bankruptcy of the insurer of the auction rate securities, which reduced the market value of its preferred securities to zero, we estimated the fair value of our auction rate securities to be zero. We believe this decrease in fair value is permanent due to the aforementioned bankruptcy.  The effect of the failure to auction since the third quarter of fiscal 2007 and the aforementioned bankruptcy has resulted in pre-tax loss of $13.0 million which is reflected in Consolidated Income Statement as a loss on marketable securities.

Other significant accounting policies are summarized in Note 1 of Notes to Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We limit exposure to foreign currency fluctuations by requiring the majority of our licenses to be denominated in U.S. dollars.  Our note receivable due from the purchasers of the Canadian trademark for Joe Boxer is denominated in Canadian dollars.  If there were an adverse change in the exchange rate from Canadian dollars to U.S. dollars of less than 10%, the expected effect on net income would be immaterial.  Certain other licenses are denominated in Japanese Yen.  If there were an adverse change in the exchange rate from Japanese Yen to U.S. dollars of 10%, the expected effect on net income would be immaterial.

We are exposed to potential loss due to changes in interest rates. Investments with interest rate risk include marketable securities. Debt with interest rate risk includes the fixed and variable rate debt. As of December 31, 2010, we had approximately $171.0 million in variable interest debt under our Term Loan Facility. To mitigate interest rate risks, we have purchased derivative financial instruments such as interest rate hedges to convert certain portions of our variable rate debt to fixed interest rates. If there were an adverse change in interest rates of 10%, the expected effect on net income would be immaterial.

We invested in certain auction rate securities, herein referred to as ARS. Beginning in the third quarter of 2007 and through the Current Quarter, our balance of ARS failed to auction due to sell orders exceeding buy orders, and the insurer of the ARS exercised its put option to replace the underlying securities of the ARS with its preferred securities.  Further, although the ARS had paid cash dividends according to their stated terms, the payment of cash dividends ceased after July 31, 2009 and were only temporarily reinstated for the four week period from December 23, 2009 to January 15, 2010.  The dividends would be resumed only if the board of directors of the insurer declared such cash dividends to be payable at a later date.  No further dividends were received.  In January 2010, we commenced a lawsuit against the broker-dealer of these ARS alleging, among other things, fraud, and seeking full recovery of the $13.0 million face value of the ARS, as well as legal costs and punitive damages.  In November 2010, the insurer filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code.  These funds will not be available to us unless we realize recovery through the bankruptcy process, settlement or legal judgment of the action brought against the broker-dealer. Due to the bankruptcy of the insurer of the ARS, which reduced the market value of its preferred securities to zero, we estimated the fair value of our ARS to be zero. We believe this cumulative decrease in fair value is permanent due to the aforementioned bankruptcy.  The cumulative effect of the failure to auction since the third quarter of fiscal 2007 has resulted in pre-tax loss of $13.0 million which is reflected in the Consolidated Income Statement as a loss on marketable securities.

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

The principal executive officer and principal financial officer also conducted an evaluation of internal control over financial reporting, herein referred to as internal control, to determine whether any changes in internal control occurred during the quarter ended December 31, 2010 that may have materially affected or which are reasonably likely to materially affect internal control. Based on that evaluation, there has been no change in the Company’s internal control during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to affect, the Company’s internal control.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

February 25, 2011

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

In order to ensure that our internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for our financial reporting as of December 31, 2010. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, referred to as COSO. Our assessment included the documentation and understanding of our internal control over financial reporting. We have evaluated the design effectiveness and tested the operating effectiveness of internal controls to form our conclusion.

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

BDO USA, LLP, the independent registered public accounting firm who audits our financial statements, has audited our internal control over financial reporting as of December 31, 2010 and has issued their report on our internal control over financial reporting as of December 31, 2010.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Iconix Brand Group, Inc.
New York, New York

We have audited Iconix Brand Group, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in    Internal Control - Integrated Framework    issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Iconix Brand Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Iconix Brand Group, Inc maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Iconix Brand Group, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 and our report dated February 25, 2011 expressed an unqualified opinion thereon.

/s/ BDO USA LLP

New York, New York
February 25, 2011

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item concerning our directors, executive officers and certain corporate governance matters is incorporated by reference from our definitive proxy statement relating to our  Annual Meeting of Stockholders to be held in 2011 (“2011 Definitive Proxy Statement”) to be filed with the SEC.

Code of Business Conduct

We have adopted a written code of business conduct that applies to our officers, directors and employees.  Copies of our code of business conduct are available, without charge, upon written request directed to our corporate secretary at Iconix Brand Group, Inc., 1450 Broadway, New York, NY 10018.

Item 11. Executive Compensation.

The information required under this item is hereby incorporated by reference from our 2011 Definitive Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required under this item is hereby incorporated by reference from our 2011 Definitive Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required under this item is hereby incorporated by reference from our 2011 Definitive Proxy Statement.

Item 14. Principal Accounting Fees and Services.

The information required under this item is hereby incorporated by reference from our 2011 Definitive Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Documents included as part of this Annual Report

1. The following consolidated financial statements are included in this Annual Report:

- Report of Independent Registered Public Accounting Firm

- Consolidated Balance sheets - December 31, 2010 and 2009

- Consolidated Income Statements for the years ended December 31, 2010, 2009 and 2008

- Consolidated Statements of Stockholders' Equity for the years ended December 31, 2010, 2009 and 2008

- Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008

- Notes to Consolidated Financial Statements

2. The following financial statement schedules are included in this Annual Report:

- Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

- Schedule for the years ended December 31, 2010, 2009 and 2008

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

ICONIX BRAND GROUP, INC.

Date: February 25, 2011	By:	/s/ Neil Cole
Neil Cole,
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Neil Cole
Neil Cole	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	February 25, 2011

/s/ Warren Clamen
Warren Clamen	Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2011

/s/ Barry Emanuel
Barry Emanuel	Director	February 25, 2011

/s/ Drew Cohen
Drew Cohen	Director	February 25, 2011

/s/ F. Peter Cuneo
F. Peter Cuneo	Director	February 25, 2011

/s/ Mark Friedman
Mark Friedman	Director	February 25, 2011

/s/ James A. Marcum
James A. Marcum	Director	February 25, 2011

Index to Exhibits

Exhibit Numbers	Description

2.1	Asset Purchase dated October 29, 2004 by and among B.E.M. Enterprise, Ltd., Escada (USA) Inc., the Company and Badgley Mischka Licensing LLC (1)

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

2.15	Membership Interest Purchase Agreement dated as of March 9, 2010 by and between the Registrant and Purim LLC (50)+

2.16	Purchase Agreement dated as of April 26, 2010 by and among Iconix Brand Group, Inc., United Features Syndicate, Inc. and The E.W. Scripps Company (51)+

3.1	Certificate of Incorporation, as amended (8)

3.2	Restated and Amended By-Laws (9)

4.1	Rights Agreement dated January 26, 2000 between the Company and Continental Stock Transfer and Trust Company (10)

4.2	Fifth Amended and Restated Indenture dated of August 28, 2006 by and between IP Holdings LLC, as issuer, and Wilmington Trust Company as Trustee (7)

4.3	Indenture, dated June 20, 2007 between the Company and The Bank of New York (31)

4.4	Registration Rights Agreement, dated June 20, 2007, by and among the Company, Merrill Lynch, Pierce, Fenner & Smith, Incorporated and Lehman Brothers Inc. (31)

10.1	1997 Stock Option Plan of the Company (12)*

Exhibit Numbers	Description

10.2	2000 Stock Option Plan of the Company (13)*

10.3	2001 Stock Option Plan of the Company (14)*

10.4	2002 Stock Option Plan of the Company (15)*

10.5	Non -Employee Director Stock Incentive Plan (16)*

10.6	401(K) Savings Plan of the Company (17)

10.7	Employment Agreement between Neil Cole and the Company dated January 28, 2008 (9)*

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

10.42	Note and Security Agreement dated November 7, 2007 made by Artful Holdings, LLC in favor of the Company (33)

10.43	Restricted Stock Grant Agreement dated February 19, 2008 between the Company and Neil Cole (42)*

10.44	Restricted Stock Performance Unit Agreement dated February 19, 2008 between the Company and Neil Cole (42)*

10.45	Lease dated as of November 12, 2007 with respect to the Company’s Executive Offices (42)

10.46	Iconix Brand Group, Inc. Executive Incentive Bonus Plan (35)

10.47	Transition Services Agreement between the Company and David Conn (38)

10.48	Employment Agreement dated November 11, 2008 between the Company and Andrew Tarshis (40)*

10.49	Employment Agreement dated November 11, 2008 between the Company and Warren Clamen (40)*

10.50	Agreement dated May 2008 between the Company and Neil Cole.(36)*

10.51	Agreement dated December 24, 2008 between the Company and Neil Cole (41)*

10.52	Form of restricted stock agreement under the 2009 Equity Incentive Plan* (48)

10.53	Form of stock option agreement under the 2009 Equity Incentive Plan* (48)

10.54	Restricted Stock Performance Unit Agreement with Neil Cole dated September 23, 2009* (48)

10.55	Restricted Stock Agreement with Warren Clamen dated September 22, 2009* (48)

10.56	Restricted Stock Agreement with Andrew Tarshis dated September 22, 2009* (48)

10.57	Employment Agreement dated November 17, 2009 between the Company and Yehuda Shmidman * (52)

10.58	Employment Agreement dated February 26, 2009 between the Company and David Blumberg* (52)

10.59	Restricted Stock Agreement with David Blumberg dated September 22, 2009* (52)

10.60	Lease dated as of December 30, 1994, including amendments dated November 30, 1996, September 26, 2003, and December 23, 2004, with respect to the Company’s office at 200 Madison Avenue ++

21	Subsidiaries of the Company ++

23	Consent of BDO USA, LLP ++

31.1	Certification of Chief Executive Officer Pursuant To Rule 13a-14 Or 15d-14 Of The Securities Exchange Act Of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002 ++

31.2	Certification of Principal Financial Officer Pursuant To Rule 13a-14 Or 15d-14 Of The Securities Exchange Act Of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002 ++

32.1	Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 ++

32.2	Certification of Principal Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 ++

Exhibit Numbers	Description

99.1	Note Purchase Agreement by and among IP Holdings LLC, the Company and Mica Funding, LLC, dated April 11, 2006 (26)+

99.2	Note Purchase Agreement by and among IP Holdings LLC, the Company and Mica Funding, LLC, dated August 28, 2006 (7)+

99.3	Agreement for Creative Director Services dated as of October 31, 2006 by and among the Company, Mossimo, Inc. and Mossimo Giannulli (11)

(1)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 2004 and incorporated by reference herein.

(2)	Filed as an exhibit to the Company's Current Report on Form 8-K for the event dated July 22, 2005 and incorporated by reference herein.

(3)	Filed as an exhibit to the Company's Current Report on Form 8-K for the event dated September 16, 2005 and incorporated by reference herein.

(4)	Filed as an exhibit to the Company's Current Report on Form 8-K for the event dated March 31, 2006 (SEC accession No. 0000950117-06-001668) and incorporated by reference herein.

(5)	Filed as an exhibit to the Company's Current Report on Form 8-K for the event dated March 31, 2006 (SEC accession No. 0000950117-06-001669) and incorporated by reference herein.

(6)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated by reference herein.

(7)	Filed as an exhibit filed to the Company's Current Report on Form 8-K for the event dated August 28, 2006 and incorporated by reference herein.

(8)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated by reference herein.

(9)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated January 28, 2008 and incorporated by reference herein.

(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated January 26, 2000 and incorporated by reference herein.

(11)	Filed as an exhibit to the Company’s Current Report on form 8-K for the event dated October 31, 2006 (SEC accession no. 0001144204-06-045497) and incorporated by reference herein.

(12)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 1997 and incorporated by reference herein.

(13)	Filed as Exhibit A to the Company’s definitive Proxy Statement dated July 18, 2000 as filed on Schedule 14A and incorporated by reference herein.

(14)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended January 31, 2002 and incorporated by reference herein.

(15)	Filed as Exhibit B to the Company’s definitive proxy statement dated May 28, 2002 as filed on Schedule 14A and incorporated by reference herein.

(16)	Filed as Appendix B to the Company’s definitive Proxy Statement dated July 2, 2001 as filed on Schedule 14A and incorporated by reference herein.

(17)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended January 31, 2003 and incorporated by reference herein.

(18)	Filed as an exhibit to the Company’s Transition Report on Form 10-K for the transition period from February 1, 2004 to December 31, 2004 and incorporated by reference herein.

(19)	Intentionally omitted.

(20)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2002 and incorporated by reference herein.

(21)	Intentionally omitted.

(22)	Intentionally omitted.

(23)	Intentionally omitted.

(24)	Filed as an exhibit to the Company's Current Report on Form 8-K for the event dated September 22, 2006 and incorporated by reference herein.

(25)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated by reference herein.

(26)	Filed as an exhibit to the Company's Current Report on Form 8-K for the event dated April 11, 2006 and incorporated by reference herein.

(27)	Filed as an exhibit to the Company's Current Report on Form 8-K for the event dated October 31, 2006 (SEC accession no. 0001144204-06-0455507) and incorporated by reference herein.

(28)	Filed as an exhibit to the Company's Current Report on Form 8-K for the event dated March 9, 2007 and incorporated by reference herein.

(29)	Filed as an exhibit to the Company's Current Report on Form 8-K for the event dated March 30, 2007 and incorporated by reference herein.

(30)	Filed as an exhibit to the Company's Current Report on Form 8-K for the event dated May 1, 2007 and incorporated by reference herein.

(31)	Filed as an exhibit to the Company's Current Report on Form 8-K for the event dated June 14, 2007 and incorporated by reference herein.

(32)	Filed as an exhibit to the Company's Current Report on Form 8-K for the event dated October 3, 2007 and incorporated by reference herein.

(33)	Filed as an exhibit to the Company's Current Report on Form 8-K for the event dated November 7, 2007 and incorporated by reference herein.

(34)	Filed as an exhibit to the Company's Current Report on Form 8-K for the event dated December 17, 2007 and incorporated by reference herein.

(35)	Filed as Annex B to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 7, 2008 and incorporated by reference herein.

(36)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 and incorporated by reference herein.

(37)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated July 31, 2008 and incorporated by reference herein.

(38)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated August 13, 2008 and incorporated by reference herein.

(39)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated September 29, 2008 and incorporated by reference herein.

(40)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated November 11, 2008 and incorporated by reference herein.

(41)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated December 24, 2008 and incorporated by reference herein.

(42)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2007 and incorporated by reference herein.

(43)	Intentionally omitted.

(44)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated June 2, 2006 and incorporated by reference herein.

(45)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated by reference herein.

(46)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated October 30, 2009 and incorporated herein by reference.

(47)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated May 4, 2009 and incorporated herein by reference.

(48)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and incorporated herein by reference.

(49)	Filed as Annex A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on June 29, 2009 and incorporated by reference herein.

(50)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated March 9, 2010 and incorporated by reference herein.

(51)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated April 26, 2010 and incorporated by reference herein.

(52)	Filed as an exhibit to the Company’s Report on Form 10-K for the year ended December 31, 2010 and incorporated by reference herein.

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

Year ended December 31, 2010

Iconix Brand Group, Inc. and Subsidiaries

Iconix Brand Group, Inc. and Subsidiaries

Form 10-K

Index to Consolidated Financial Statements and Financial Statement Schedule

The following consolidated financial statements of Iconix Brand Group Inc. and subsidiaries are included in Item 15:

The following consolidated financial statement schedule of Iconix Brand Group, Inc. and subsidiaries is included in Item 15(d):

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	80

Schedule II Valuation and qualifying accounts	81

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Iconix Brand Group, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Iconix Brand Group, Inc. as of December 31, 2010 and 2009 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Iconix Brand Group, Inc. at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Iconix Brand Group, Inc.'s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 25, 2011 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

February 25, 2011
New York, New York

Iconix Brand Group, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except par value)

	December 31,	December 31,
	2010	2009

Assets
Current Assets:
Cash (including restricted cash of $3,300 in 2010 and $6,163 in 2009)	$121,935	$201,544
Accounts receivable	65,507	62,667
Deferred income tax assets	1,743	1,886
Other assets - current	36,681	14,549
Total Current Assets	225,866	280,646
Property and equipment:
Furniture, fixtures and equipment	14,894	9,060
Less: Accumulated depreciation	(4,410)	(2,611)
	10,484	6,449
Other Assets:
Restricted cash	15,866	15,866
Marketable securities	-	6,988
Other assets – non-current	43,128	25,867
Trademarks and other intangibles, net	1,400,550	1,254,689
Deferred financing costs, net	3,119	4,803
Investments and joint ventures	59,677	36,568
Goodwill	192,780	170,737
	1,715,120	1,515,518
Total Assets	$1,951,470	$1,802,613

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$43,275	$24,446
Deferred revenue	16,305	14,802
Current portion of long-term debt	36,380	93,251
Other liabilities - current	4,000	-
Total current liabilities	99,960	132,499

Non-current deferred income taxes	138,577	117,090
Long-term debt, less current maturities	548,007	569,128
Long-term deferred revenue	6,499	11,831
Other liabilities – non-current	19,513	2,293
Total Liabilities	812,556	832,841

Commitments and contingencies

Stockholders' Equity
Common stock, $.001 par value shares authorized 150,000; shares issued 73,930 and 72,759 respectively	74	73
Additional paid-in capital	752,803	725,504
Retained earnings	294,316	195,469
Accumulated other comprehensive loss	-	(4,032)
Less: Treasury stock – 1,409 and 1,219 shares at cost, respectively	(10,831)	(7,861)
Total Iconix Stockholders’ Equity	1,036,362	909,153
Non-controlling interest	102,552	60,619
Total Stockholders’ Equity	1,138,914	969,772
Total Liabilities and Stockholders' Equity	$1,951,470	$1,802,613

See accompanying notes to consolidated financial statements.

 Iconix Brand Group, Inc. and Subsidiaries
Consolidated Income Statements
(in thousands, except earnings per share data)

	Year	Year	Year
	Ended	Ended	Ended
	December 31,	December 31,	December 31
	2010	2009	2008(1)

Licensing and other revenue	$332,559	$232,058	$216,761

Selling, general and administrative expenses	138,532	79,356	73,816
(Benefit) expenses related to specific litigation, net	(15,688)	137	893

Operating income	209,715	152,565	142,052

Other expenses (income):
Interest expense	43,155	41,214	48,415
Interest income	(3,837)	(2,481)	(3,976)
Equity (earnings) loss on joint ventures	(5,492)	(3,424)	528
Loss on marketable securities	13,000	-	-
Other expenses - net	46,826	35,309	44,967

Income before income taxes	162,889	117,256	97,085

Provision for income taxes	52,409	41,225	34,177

Net income	$110,480	$76,031	$62,908

Less: Net income attributable to non-controlling interest	$11,633	$920	$-

Net income attributable to Iconix Brand Group, Inc.	$98,847	$75,111	$62,908

Earnings per share:
Basic	$1.37	$1.14	$1.09

Diluted	$1.32	$1.10	$1.03

Weighted average number of common shares outstanding:
Basic	72,151	65,763	57,810

Diluted	74,713	68,325	61,248

(1) As adjusted for adoption of ASC Topic 470-20, effective for the year ended December 31, 2009 and applied retrospectively as applicable

See accompanying notes to consolidated financial statements.

Iconix Brand Group, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(in thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-Controlling Interest	Total

Balance at January 1, 2008 (1)	57,528	$58	$511,250	$57,450	$(2,353)	$(667)	-	$565,738
Issuance of common stock related to acquisitions	12	-	173	-	-	-	-	173
Warrants issued to non-employees related to acquisitions	-	-	133	-	-	-	-	133
Shares issued on exercise of stock options	1,199	-	2,307	-	-	-	-	2,307
Shares issued on vesting of restricted stock	194	-	-	-	-	-	-	-
Shares issued for earn-out on acquisition	144	1	1,876	-	-	-	-	1,877
Stock option compensation expense	-	-	135	-	-	-	-	135
Tax benefit of stock option exercises	-	-	8,248	-	-	-	-	8,248
Amortization expense in connection with restricted stock	-	-	9,112	-	-	-	-	9,112
Shares repurchased on vesting of restricted stock and exercise of stock options	-	-	-	-	-	(3,192)	-	(3,192)
Shares repurchased on open market	-	-	-	-	-	(1,823)	-	(1,823)
Comprehensive income:
Net income(1)	-	-	-	62,908	-	-	-	62,908
Change in fair value of cash flow hedge, net of tax	-	-	-	-	182	-	-	182
Change in fair value of securities, net of tax	-	-	-	-	(1,709)	-	-	(1,709)
Total comprehensive income	-	-	-	-	-	-	-	61,381
Balance at December 31, 2008 (1)	59,077	$59	$533,234	$120,358	$(3,880)	$(5,682)	$-	$644,089
Shares issued on exercise of stock options	828	1	3,229	-	-	-	-	3,230
Shares issued on vesting of restricted stock	268	-	-	-	-	-	-	-
Shares issued for earn-out on acquisition	1,297	1	15,675	-	-	-	-	15,676
Issuance of new stock	10,700	11	152,787	-	-	-	-	152,798
Issuance of common stock related to joint venture	589	1	7,998	-	-	-	-	7,999
Shares repurchased on vesting of restricted stock and exercise of stock options	-	-	-	-	-	(724)	-	(724)
Shares repurchased on open market	-	-	-	-	-	(1,455)	-	(1,455)
Tax benefit of stock option exercises	-	-	3,600	-	-	-	-	3,600
Amortization expense in connection with restricted stock	-	-	8,925	-	-	-	-	8,925
Amortization expense in connection with convertible notes	-	-	56	-	-	-	-	56
Comprehensive income:
Net income	-	-	-	75,111	-	-	594	75,705
Realization of cash flow hedge, net of tax	-	-	-	-	162	-	-	162
Change in fair value of securities, net of tax	-	-	-	-	(314)	-	-	(314)
Total comprehensive income	-	-	-	-	-	-	-	75,553
Non-controlling interest of acquired companies	-	-	-	-	-	-	60,025	60,025
Balance at December 31, 2009	72,759	$73	$725,504	$195,469	$(4,032)	$(7,861)	$60,619	$969,772
Shares issued on exercise of stock options	499	-	2,083	-	-	-	-	2,083
Shares issued on vesting of restricted stock	75	-	-	-	-	-	-	-
Shares issued/accrued for earn-out on acquisition	597	1	12,471	-	-	-	-	12,472
Tax benefit of stock option exercises	-	-	1,301	-	-	-	-	1,301
Compensation expense in connection with restricted stock and stock options	-	-	11,444	-	-	-	-	11,444
Shares repurchased on vesting of restricted stock and exercise of stock options	-	-	-	-	-	(2,970)	-	(2,970)
Comprehensive income:
Net income	-	-	-	98,847	-	-	11,633	110,480
Realization of cash flow hedge, net of tax	-	-	-	-	-	-	-	-
Reclassification to earnings of loss on marketable securities	-	-	-	-	4,032	-	-	4,032
Total comprehensive income	-	-	-	-	-	-	-	114,512
Distribution to Joint Ventures	-	-	-	-	-	-	(3,078)	(3,078)
Non-controlling interest of acquired companies	-	-	-	—	-	-	33,378	33,378
Balance at December 31, 2010	73,930	74	752,803	294,316	-	(10,831)	102,552	1,138,914

(1) As adjusted for adoption of ASC Topic 470-20, effective for the year ended December 31, 2009 and applied retrospectively as applicable

See accompanying notes to consolidated financial statements.

Iconix Brand Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (in thousands)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2010	2009	2008(1)
Cash flows from operating activities:
Net income	$110,480	$76,031	$62,908
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation of property and equipment	1,800	690	858
Amortization of trademarks and other intangibles	8,307	7,325	7,261
Amortization of deferred financing costs	2,276	2,313	1,752
Amortization of convertible note discount	15,021	14,101	13,727
Stock-based compensation expense	11,444	8,925	9,257
Loss on marketable securities	13,000	-	-
Gain on sale of trademarks	-	(10,743)	(2,625)
Expiration of cash flow hedge	87	201	-
Gain on sale of 50% interest of subsidiary	-	-	(4,740)
Allowance for doubtful accounts	2,253	4,312	1,879
(Earnings) loss on equity investment in joint ventures	(5,492)	(3,424)	528
Deferred income tax provision	13,448	17,137	20,172
Deferred rent	158	2,293	-

Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	3,638	(19,925)	(17,175)
Other assets - current	(16,002)	4,094	(9,978)
Other assets	(14,872)	(3,196)	502
Deferred revenue	(13,515)	11,791	(112)
Accounts payable and accrued expenses	33,692	6,791	5,029
Net cash provided by operating activities	165,723	118,716	89,243
Cash flows used in investing activities:
Purchases of property and equipment	(3,190)	(3,873)	(6,281)
Acquisition of interest in Peanuts Worldwide	(172,054)	-	-
Acquisition of interest in MG Icon	(4,000)	-	-
Acquisition of Waverly	-	-	(27,619)
Acquisition of Ed Hardy	-	(9,000)	-
Investment in joint venture	-	-	(2,000)
Investment in IP Holdings Unltd	-	(63,500)	-
Payment of accrued expenses related to acquisitions	(1,177)	(223)	(1,630)
Net distributions from equity partners	2,154	2,469	-
Collection of promissory note	-	-	1,000
Earn-out payment on acquisition	(799)	(12,900)	(6,124)
Addition to trademarks	(88)	(145)	(1,420)
Proceeds from sale of trademarks	-	4,142	-
Net cash used in investing activities	(179,154)	(83,030)	(44,074)
Cash flows (used in) provided by financing activities:
Proceeds from exercise of stock options and warrants	2,083	3,230	2,307
Payment of long-term debt	(81,418)	(60,937)	(36,015)
Proceeds from common stock issuance, net	-	152,798	-
Deferred financing costs	-	-	(6)
Excess tax benefit from share-based payment arrangements	1,301	3,600	8,247
Shares repurchased on vesting of restricted stock	(2,970)	(724)	(3,192)
Non-controlling interest contribution	14,826	2,066	-
Shares repurchased on open market	-	(1,455)	(1,823)
Restricted cash - current	2,863	(5,286)	4,329
Restricted cash - non-current	-	-	(680)
Net cash (used in) provided by financing activities	(63,315)	93,292	(26,833)
Net increase (decrease) in cash and cash equivalents	(76,746)	128,978	18,336
Cash and cash equivalents, beginning of year	195,381	66,403	48,067
Cash and cash equivalents, end of year	$118,635	195,381	66,403
Balance of restricted cash - current	3,300	6,163	876
Total cash and cash equivalents including current restricted cash, end of year	$121,935	$201,544	67,279

(1) As adjusted for adoption of ASC Topic 470-20, effective for the year ended December 31, 2009 and applied retrospectively as applicable

Supplemental disclosure of cash flow information:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2010	2009	2008
Cash paid during the year:
Income taxes	$25,785	$14,062	$5,685
Interest	$22,554	$21,922	$30,843

Supplemental disclosures of non-cash investing and financing activities:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2010	2009	2008
Acquisitions:
Common stock issued	$9,689	$23,675	$2,050
Warrants issued - acquisition cost	$-	$-	$133
MG Icon note payable	$16,000	$-	$-

See accompanying notes to consolidated financial statements.

Iconix Brand Group, Inc and Subsidiaries
Notes to Consolidated Financial Statements
Information as of and for the Years Ended December 31, 2010, 2009 and 2008
(dollars are in thousands (unless otherwise noted), except per share data)

The Company

Iconix Brand Group, Inc (the “Company”) is in the business of licensing and marketing intellectual property. The Company, through its wholly-owned subsidiaries, currently owns 17 brands: Candie's®, Bongo®, Badgley Mischka®, Joe Boxer®, Rampage®, Mudd®, London Fog®, Mossimo®, Ocean Pacific/OP®, Danskin®, Rocawear®, Cannon®, Royal Velvet®, Fieldcrest®, Charisma®, Starter®, and Waverly®, which it licenses to third parties for use in connection with a variety of apparel, fashion accessories, footwear, beauty and fragrance, and home products and decor. In addition, Scion LLC (“Scion”), a joint venture in which the Company has a 50% investment, owns the Artful Dodger™ brand; Hardy Way LLC (“Hardy Way”), a joint venture in which the Company has a 50% investment, owns the Ed Hardy® brands; IP Holdings Unltd LLC (“IPH Unltd”), a joint venture in which the Company has a 51% investment, owns the Ecko® and Zoo York® brands; MG Icon LLC (“MG Icon”), a joint venture in which the Company has a 50% investment, owns the Material Girl TM brand; and Peanuts Holdings LLC (“Peanuts Holdings”), a joint venture in which the Company has an 80% investment, owns, through its wholly-owned subsidiary Peanuts Worldwide LLC (“Peanuts Worldwide”), the Peanuts® brands.  The Company’s brands are sold across a variety of distribution channels, from the mass tier to the luxury market. The Company supports its brands with innovative advertising and promotional campaigns designed to increase brand awareness, and provides its licensees with coordinated trend direction to enhance product appeal and help maintain and build brand integrity.

The Company's business strategy, as a licensing and marketing company, is to maximize the value of its intellectual property by entering into strategic licenses with partners who have been selected based upon the Company's belief that they will be able to produce and sell quality products in the categories of their specific expertise. This licensing strategy is designed to permit the Company to operate its licensing business with minimal working capital, no inventory, production or distribution costs or risks, and utilizing a group of core employees. Further, the Company also seeks to monetize its trademarks internationally through licenses, partnerships, and other arrangements, such as joint ventures.

1. Summary of Significant Accounting Policies

Changes in Accounting

In the first quarter of 2009, the Company adopted the U.S. GAAP provisions of accounting for convertible debt instruments that may be settled in cash upon conversion, herein referred to as accounting for convertible debt, which changed the accounting for convertible debt instruments with cash settlement features, effective for the year ended December 31, 2009 (“2009”) and applied retrospectively as applicable. This accounting for convertible debt applies to the Company’s previously issued 1.875% convertible senior subordinated notes (“Convertible Notes”). In accordance with Accounting Standards Codification (“ASC”) Topic 470-20, the Company recognized the liability component of its Convertible Notes at fair value. The liability component is recognized as the fair value of a similar instrument that does not have a conversion feature at issuance. The equity component, which is the value of the conversion feature at issuance, is recognized as the difference between the proceeds from the issuance of the Convertible Notes and the fair value of the liability component, after adjusting for the deferred tax impact. The Convertible Notes were issued at a coupon rate of 1.875%, which was below that of a similar instrument that does not have a conversion feature.  The Company recognizes an effective interest rate of 7.85% on the carrying amount of the Convertible Notes.  The effective rate is based on the rate for a similar instrument that does not have a conversion feature. As such, the valuation of the debt component, using the income approach, resulted in a debt discount of $73.4 million at inception. The debt discount is amortized over the expected life of the debt, which is also the stated life of the debt. See Note 5 for further discussion.

The impact of implementing ASC Topic 470-20 on the Consolidated Income Statement for the year ended December 31, 2008 (“2008”) has increased interest expense by approximately $11.8 million and decreased the provision for income taxes by approximately $4.6 million, the net result of which decreased net income by approximately $7.2 million and decreased diluted earnings per share by approximately $0.12.  The impact of implementing ASC Topic 470-20 on the Consolidated Statement of Cash Flows for 2008 has increased amortization of the convertible note discount by $11.8 million and decreased the provision for income taxes by $4.6 million on the Consolidated Statement of Cash Flows.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and, in accordance with U.S. GAAP and accounting for variable interest entities and majority owned subsidiaries, the Company consolidates three joint ventures (Scion, IPH Unltd and Peanuts Holdings; see Note 2 for explanation). The Company uses the equity method of accounting to account for those investments and joint ventures which are not required to be consolidated under U.S. GAAP.  All significant intercompany transactions and balances have been eliminated in consolidation.

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

In October 2008, the Company acquired the Waverly brand and related assets.

In addition to the acquisition of the Waverly brand in October 2008, since January 1, 2008 the Company has acquired ownership interest in the following brands through its investments in joint ventures:

Date Acquired/Invested	Brand	Investment / Joint Venture	Iconix's Investment
May 2009	Ed Hardy	Hardy Way (Note 2)	50%
October 2009	Ecko and Zoo York	IPH Unltd (Note 2)	51%
March 2010	Material Girl	MG Icon (Note 2)	50%
June 2010	Peanuts	Peanuts Holdings (Note 2)	80%

Further, since January 1, 2008 the Company established the following joint ventures to develop and market the Company’s brands in specific international markets:

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

Marketable Securities

Marketable securities, which are accounted for as available-for-sale, are stated at fair value in accordance accounting for certain investments in debt and equity securities under U.S. GAAP, and consist of auction rate securities (“ARS”). Temporary changes in fair market value are recorded as other comprehensive income or loss, whereas other than temporary markdowns are recorded through the Company’s income statement.

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

For the year ended December 31, 2010 (“2010”), two licensees accounted for 21% and 12%, respectively, of the Company’s revenue, as compared two licensees which accounted for 23% and 10%, respectively, of the Company’s revenue in 2009, and two licensees which accounted for 11% and 11%, respectively, of the Company’s revenue in 2008.

Accounts Receivable

Accounts receivable are reported at amounts the Company expects to be collected, net of allowance for doubtful accounts, based on the Company’s ongoing discussions with its licensees, and evaluation of each licensee’s payment history and account aging.  As of December 31, 2010 and 2009, the Company’s allowance for doubtful accounts was $6.2 million and $3.9 million, respectively.

As of December 31, 2010, two licensees accounted for 14% and 10% of the Company’s accounts receivable, compared to one licensee which accounted for 23% of the Company's accounts receivable as of  December 31, 2009.

Derivatives

The Company’s objective for holding any derivative financial instruments is to manage interest rates risks. The Company does not use financial instruments for trading or other speculative purposes. The Company uses derivative financial instruments to hedge the variability of anticipated cash flows of a forecasted transaction (a “cash flow hedge”). The Company’s strategy related to derivative financial instruments has been to use interest rate caps to effectively convert a portion of outstanding variable-rate debt to fixed-rate debt to take advantage of lower interest rates. As of December 31, 2010, the Company held no derivative financial instruments.

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

Restricted Stock

Compensation cost for restricted stock is measured using the quoted market price of the Company’s common stock at the date the common stock is granted. The compensation cost is recognized over the period between the issue date and the date any restrictions lapse.

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

Property, Equipment, Depreciation and Amortization

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

Goodwill and Other Intangibles

Goodwill represents the excess of purchase price over the fair value of net assets acquired in business combinations accounted for under the purchase method of accounting. The Company tests, at least annually, our goodwill and indefinite life trademarks for impairment through the use of discounted cash flow models. Other intangibles with determinable lives, including certain trademarks, license agreements and non-compete agreements, are evaluated for possibility of impairment, and are otherwise amortized on a straight-line basis over the estimated useful lives of the assets (currently ranging from 1 to 15 years).

The changes in the carrying amount of goodwill for 2010 and 2009 are as follows:

(in 000’s)	2010	2009
Beginning balance	$170,737	$144,725
Acquisitions	17,654	714
Sales	-	(2,345)
Net adjustments to purchase price of prior period acquisitions	4,389	27,643
Ending balance	$192,780	$170,737

On June 3, 2010, the Company completed a transaction in which it acquired an 80% controlling interest in Peanuts Holdings, owner, through its wholly-owned subsidiary Peanuts Worldwide, of the Peanuts portfolio of brands and related assets, through its wholly-owned subsidiary, Icon Entertainment LLC.  See note 2 for details on this transaction.  In allocating the purchase price of the Company’s 2010 investment in 80% of the Peanuts portfolio of brands and related assets, approximately $17.7 million was allocated to goodwill, which is deductible for income tax purposes. During 2010, in accordance with the terms of the acquisition of Rocawear, the Company recorded approximately $4.4 million in contingent consideration earned by the former owners of the Rocawear brand as a result of the brand achieving specific performance thresholds.

On October 30, 2009, the Company consummated a transaction in which it acquired a 51% controlling interest in the Ecko portfolio of brands, including Ecko and Zoo York, through its consolidated subsidiary IPH Unltd.  See note 2 for details on this transaction.  In allocating the purchase price of the Company’s 2009 investment in 51% of the Ecko portfolio (including the Ecko trademarks and the Zoo York trademark), $0.7 million was allocated to goodwill, which is deductible for income tax purposes.  During 2009, in accordance with the terms of the acquisition of Danskin, the former owners of Danskin earned $12.0 million of the Company’s common stock in contingent consideration as a result of the brand achieving specific performance thresholds.  During 2009, in accordance with the terms of the acquisition of Rocawear, the former owners of Rocawear earned $9.6 million in contingent consideration as a result of the brand achieving specific performance thresholds.  Also during 2009, in accordance with the terms of the acquisition of the Official-Pillowtex brands, the former owners of the Official-Pillowtex brands earned $8.3 million in contingent consideration as a result of the brands achieving specific performance thresholds.  In addition, the Company reversed over-accruals from prior period acquisitions against goodwill.

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

Advertising Campaign Costs

All costs associated with production for the Company’s national advertising campaigns are expensed during the periods when the activities take place. All other advertising costs such as print and online media are expensed when the advertisement occurs. Advertising expenses for 2010, 2009, and 2008 amounted to $30.9 million, $25.8 million, and $21.9 million, respectively.

Comprehensive Income

Comprehensive income includes certain gains and losses that, under U.S. GAAP, are excluded from net income as such amounts are recorded directly as an adjustment to stockholders’ equity.  The Company’s comprehensive income is primarily comprised of net income and the change in fair value of its marketable securities and cash flow hedge.

The following table summarizes the components of our accumulated other comprehensive income, net of applicable taxes as of:

	December 31,	December 31,
	2010	2009

Cash flow hedge adjustment	-	71
Changes in fair value of securities	-	(4,103)

Accumulated other comprehensive income	$-	$(4,032)

The following table summarizes our total comprehensive income, net of applicable taxes for the years ended:

	December 31,	December 31,
	2010	2009

Comprehensive income attributable to Iconix Brand Group, Inc.	$102,879	$74,633
Comprehensive income attributable to non-controlling interests	11,633	920
Comprehensive income	$114,512	$75,553

New Accounting Standards

In June 2009, the FASB issued guidance under ASC Topic 810 “Consolidation”. This guidance amends the consolidation guidance for variable interest entities, herein referred to as a VIE, by requiring an on-going qualitative assessment of which entity has the power to direct matters that most significantly impact the activities of a VIE and has the obligation to absorb losses or benefits that could be potentially significant to the VIE. This guidance is effective for us beginning in January 1, 2010 and the results of its adoption has not had a material impact our results of operations or financial position.

In October 2009, the FASB issued guidance under ASC Topic 605 regarding revenue recognition for multiple deliverable revenue arrangements.  This guidance eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and expands the disclosures related to multiple deliverable revenue arrangements. This guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier adoption permitted. The adoption of this guidance has not had a material impact on our results of operations or financial position.

In January 2010, the FASB issued guidance under ASC Topic 810 regarding scope clarification on accounting and reporting for decreases in ownership of a subsidiary.  This guidance clarifies that the scope of the decrease in ownership provisions of ASC Topic 810 applies to a subsidiary or group of assets that is a business, a subsidiary that is a business that is transferred to an equity method investee or a joint venture or an exchange of a group of assets that constitutes a business for a noncontrolling interest in an entity.  This guidance is effective as of the beginning of the period in which an entity adopts guidance under ASC Topic 810 regarding non-controlling interests, and if it has been previously adopted, the first interim or annual period ending on or after December 15, 2009, applied retrospectively to the first period that the entity adopted this guidance, and its requirements has not had a material impact our results of operations or financial position.

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

In March 2009, the Company, through its investment in Scion, effectively acquired a 16.6% interest in one of its licensees for $1. The Company has determined that this entity is a variable interest entity as defined by ASC Topic 810.  However, the Company is not the primary beneficiary.  The investment in this entity is accounted for under the cost method of accounting.  As part of the transaction, the Company and its Scion partner each contributed approximately $2.1 million to Scion, totaling approximately $4.1 million, which was deposited as cash collateral under the terms of the entity’s financing agreements.   During 2010, approximately $3.3 million of the collateral was released to Scion and distributed to the Scion members equally. The remaining $0.8 million of cash collateral, which is owned by Scion, is included as short-term restricted cash in the Company’s balance sheet.  During 2010, the Company received and recognized approximately $0.8 million in dividends from its investment in Roc Apparel which is included in interest and other income in the Consolidated Income Statement.

In December 2007, the FASB issued guidance under ASC Topic 810 regarding non-controlling interests in consolidated financial statements. This guidance requires the recognition of a non-controlling interest as equity in the Consolidated Financial Statements and separate from the parent’s equity.  As such, in accordance with ASC Topic 810, the Company recognizes the non-controlling interest of Scion as equity in the consolidated financial statements and separate from the parent’s equity.

As of December 31, 2010 and 2009, the carrying value of the consolidated assets that are collateral for the variable interest entity’s obligations total $12.6 million and $13.7 million, respectively, which is comprised of the Artful Dodger trademark.

Iconix China

In September 2008, the Company and Novel Fashions Holdings Limited (“Novel”) formed a joint venture (“Iconix China”) to develop and market the Company's brands in the People’s Republic of China, Hong Kong, Macau and Taiwan (the “China Territory”). Pursuant to the terms of this transaction, the Company contributed to Iconix China substantially all rights to its brands in the China Territory and committed to contribute $5.0 million, and Novel committed to contribute $20 million.  Upon closing of the transaction, the Company contributed $2.0 million and Novel contributed $8.0 million.  In September 2009, the parties amended the terms of the transaction to eliminate the obligation of the Company to make any additional contributions and to reduce Novel’s remaining contribution commitment to $9.0 million, $4.0 million of which was contributed in July 2010, and the remaining $5.0 million of which is payable as follows: $3.0 million payable on or prior to June 1, 2011, and $2.0 million payable on or prior to June 1, 2012.  Each of these payments is subject to reduction by mutual agreement of the parties.

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

Iconix Latin America

In December 2008, the Company contributed substantially all rights to its brands in Mexico, Central America, South America, and the Caribbean (the “Latin America Territory”) to Iconix Latin America LLC (“Iconix Latin America”), a then newly formed subsidiary of the Company.  On December 29, 2008, New Brands America LLC (“New Brands”), an affiliate of the Falic Group, purchased a 50% interest in Iconix Latin America.  In consideration for its 50% interest in Iconix Latin America, New Brands agreed to pay $6.0 million to the Company.  New Brands paid $1.0 million upon closing of this transaction and has committed to pay an additional $5.0 million over the 30-month period following closing.  As of December 31, 2010, the balance owed to the Company under this obligation is $1.5 million, due in installments of $0.5 million on March 31, 2011, June 30, 2011 and September 30, 2011, the aggregate of which is included in the Consolidated Balance Sheet in other assets – current,.

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

Hardy Way

In May 2009, the Company acquired a 50% interest in Hardy Way, the owner of the Ed Hardy brands and trademarks, for $17.0 million, comprised of $9.0 million in cash and 588,688 shares of the Company’s common stock valued at $8.0 million.  In addition, the sellers of the 50% interest received an additional $1.0 million in shares of the Company’s common stock pursuant to an earn-out based on royalties received by Hardy Way for 2009.

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

IPH Unltd

In October 2009, the Company consummated, through a newly formed subsidiary, IPH Unltd, a transaction with the sellers of the Ecko portfolio of brands, including Ecko and Zoo York (the “Ecko Assets”), pursuant to which the sellers sold and/or contributed the Ecko Assets to IPH Unltd joint venture in exchange for a 49% membership interest in IPH Unltd and $63.5 million in cash which had been contributed to IPH Unltd by the Company.  As a result of this transaction, the Company owns a 51% controlling membership interest in IPH Unltd.  In addition, IPH Unltd borrowed $90.0 million from a third party to repay certain indebtedness of the sellers.  Approximately $0.7 million in costs associated with this transaction were expensed in 2009, and is reflected in selling, general and administrative expenses in the Consolidated Income Statement for 2009.

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
$121,459

ASC Topic 810 affirms that consolidation is appropriate when one entity has a controlling financial interest in another entity. The Company owns a 51% membership interest in IPH Unltd compared to the minority owner’s 49% membership interest. Further, the Company believes that the voting and veto rights of the minority shareholder are merely protective in nature and does not provide them with substantive participating rights in IPH Unltd.  As such, IPH Unltd is subject to consolidation with the Company, which is reflected in the Consolidated Balance Sheet, Consolidated Income Statement, Consolidated Statement of Stockholders’ Equity, and the Consolidated Statement of Cash Flows..

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

At December 31, 2010 and 2009, the carrying value of the consolidated assets that are collateral for the variable interest entity’s obligations total $209.1 and $210.3 million, which is comprised primarily of trademarks and license agreements. The assets of the Company are not available to the variable interest entity's creditors.

Iconix Europe

In December 2009, the Company contributed substantially all rights to its brands in the European Territory to Iconix Europe LLC, a newly formed wholly-owned subsidiary of the Company (“Iconix Europe”).  Also in December 2009 and shortly after the formation of Iconix Europe, an investment group led by The Licensing Company and Albion Equity Partners LLC purchased a 50% interest in Iconix Europe through Brand Investments Vehicles Group 3 Limited (“BIV”), to assist the Company in developing, exploiting, marketing and licensing the Company's brands in the European Territory.  In consideration for its 50% interest in Iconix Europe, BIV agreed to pay $4.0 million, of which $3.0 million was paid upon closing of this transaction in December 2009, the remaining $1.0 million which was paid in January 2011, and is included in other assets – current on the Company’s Consolidated Balance Sheet at December 31, 2010.  As a result of this transaction, the Company recognized a gain of approximately $7.0 million which is included in licensing and other revenue on the Consolidated Income Statement for 2009.

At inception, the Company determined, in accordance with ASC 810, based on the corporate structure, voting rights and contributions of the Company and BIV, that Iconix Europe is not a variable interest entity and not subject to consolidation.  The Company has recorded its investment under the equity method of accounting.

MG Icon

In March 2010, the Company acquired a 50% interest in MG Icon, the owner of the Material Girl brands and trademarks and other rights associated with the artist, performer and celebrity known as "Madonna", from Purim LLC (“Purim”) for $20.0 million, $4.0 million of which was paid at closing.  As of December 31, 2010, of the remaining $16.0 million owed to Purim, $4.0 million is included in other current liabilities and $12.0 million is included in other liabilities. In addition, Purim may be entitled to receive additional consideration based on certain qualitative criteria.

At inception, the Company determined, in accordance with ASC Topic 810, based on the corporate structure, voting rights and contributions of the Company and Purim, MG Icon is a variable interest entity and not subject to consolidation, as, under ASC Topic 810, the Company is not the primary beneficiary of MG Icon.  The Company has recorded its investment under the equity method of accounting.

Peanuts Holdings

On June 3, 2010 (the “Closing Date”), the Company consummated its interest purchase agreement (the “Purchase Agreement”) with United Feature Syndicate, Inc (“UFS”) and The E.W. Scripps Company (the “Parent”) (Parent and UFS, collectively, the “Sellers”) and purchased all of the issued and outstanding interests (“Interests”) of Peanuts Worldwide LLC, a newly formed Delaware limited liability company (“Peanuts Worldwide”), to which, prior to the closing of this acquisition, the Peanuts brand and related assets and certain other assets  were contributed by UFS.  On the Closing Date, the Company also assigned its right to buy all of the Interests to Peanuts Holdings LLC (“Peanuts Holdings”), a newly formed Delaware limited liability company and joint venture owned 80% by Icon Entertainment LLC (“IE”), a wholly-owned subsidiary of the Company, and 20% by Beagle Scout LLC, a Delaware limited liability company (“Beagle”) owned by certain Schulz family trusts.

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

In connection with the Operating Agreement, the Company through IE, loaned $17.5 million to Beagle (the “Beagle Note”), the proceeds of which were used to fund Beagle’s capital contribution to Peanuts Holdings in connection with the acquisition of Peanuts Worldwide.  The Beagle Note bears interest at 6% per annum, with minimum principal payable in equal annual installments of approximately $2.2 million beginning June 3, 2011, with any remaining unpaid principal balance and accrued interest to be due on June 3, 2015, the Beagle Note maturity date.  The Beagle Note is secured by the membership interest in Peanuts Holdings owned by Beagle.  At December 31, 2010, the $2.2 million current portion is included in other assets - current in the Consolidated Balance Sheet and the $15.3 million long term portion is included in other assets - non-current.

The cash paid to the Sellers and the estimated fair value of the assets acquired, less working capital assumed, is allocated as follows:

(000’s omitted)
Cash paid to sellers by Iconix Brand Group, Inc.	$138,054
Fair value of 20% non-controlling interest	33,378
$171,432

Trademarks and Copyrights	$153,000
License agreements	1,080
Furniture, fixtures and equipment	2,644
Goodwill	17,654
Cash	1,494
Accounts receivable	7,169
Other assets - current	920
Prepaid talent on deferred revenue	5,647
Deferred revenue	(9,685)
Accrued artist royalties	(7,823)
Other current liabilities	(668)
$171,432

ASC Topic 810 affirms that consolidation is appropriate when one entity has a controlling financial interest in another entity. The Company owns an 80% membership interest in Peanuts Holdings, compared to the non-controlling owner’s 20% membership interest. As such, Peanuts Holdings is subject to consolidation with the Company, which is reflected in the Company’s financial statements as of December 31, 2010.

In accordance with ASC Topic 810, the Company recognizes the non-controlling interest of Peanuts Holdings as equity in the consolidated financial statements and separate from the parent’s equity.   As such, for 2010, the amount of net income attributable to the non-controlling interest is approximately $2.2 million and has been included in net income attributable to non-controlling interest in the Consolidated Income Statement.

The Peanuts trademarks and copyrights have been determined by management to have an indefinite useful life and accordingly, consistent with ASC Topic 350, no amortization is being recorded in the Company’s consolidated income statements. The goodwill and trademarks are subject to a test for impairment on an annual basis.  Any adjustments resulting from the finalization of the purchase price allocations will be recorded in the Consolidated Income Statement. The $17.7 million of goodwill is deductible for income tax purposes.  The licensing agreements are being amortized on a straight-line basis over the remaining contractual periods of approximately 1 to 5 years.

At December 31, 2010, the impact of consolidating Peanuts Holdings on the Company’s Consolidated Balance Sheet has increased current assets by $29.6 million, non-current assets by $197.7 million, current liabilities by $23.0 million and total liabilities by $28.1 million.  For 2010, Peanuts Holdings had approximately $58.0 million in revenue, and $46.7 million in operating expense.  As of December 31, 2010, the Company has incurred approximately $1.5 million in transaction costs related to this acquisition, which are included in selling, general and administrative expenses in the Consolidated Income Statement for 2010.

Unaudited Pro-formas

The following unaudited pro-forma information presents a summary of the Company’s consolidated results of operations as if the Ecko and Zoo York, and Peanuts acquisitions and their related financings had occurred on January 1, 2009. They do not give effect to the Company’s other 2009 or 2010 acquisitions or dispositions during these years, as such pro forma disclosure is not material. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on January 1, 2009, or which may result in the future.

(000's omitted, except per share information)	2010	2009
Licensing and other revenue	$366,574	$336,849
Operating income	$218,518	$195,137
Net income	$117,534	$101,384
Net income attributable to non-controlling interest	$13,604	$9,808
Net income attributable to Iconix Brand Group, Inc.	103,931	89,837

Basic earnings per common share	$1.44	$1.37
Diluted earnings per common share	$1.39	$1.31

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

To determine the fair value of certain financial instruments, the Company relies on Level 2 inputs generated by market transactions of similar instruments where available, and Level 3 inputs using an income approach when Level 1 and Level 2 inputs are not available. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and financial liabilities and their placement within the fair value hierarchy. The following table summarizes the instruments measured at fair value at December 31, 2010 and 2009:

Carrying Amount as of
December 31, 2010				Valuation
(000's omitted)	Level 1	Level 2	Level 3	Technique
Marketable Securities	$-	$-	$-	(A)
Cash Flow Hedge	$-	$-	$-	(A)

December 31, 2009				Valuation
(000's omitted)	Level 1	Level 2	Level 3	Technique
Marketable Securities	$-	$-	$6,988	(B)
Cash Flow Hedge	$-	$1	$-	(A)

Marketable Securities

Marketable securities, which are accounted for as available-for-sale, are stated at fair value in accordance with ASC Topic 320 “Investments – Debt and Equity” and consist of auction rate securities (“ARS”). Temporary changes in fair market value are recorded as other comprehensive income or loss, whereas other than temporary markdowns will be realized through the Company’s Consolidated Income Statement.

As of December 31, 2010, the Company held ARS with a face value of $13.0 million and a fair value of zero.  In December 2008, the insurer of the ARS exercised its put option to replace the underlying securities of the ARS with its preferred securities. Prior to the second quarter of 2009 the ARS had paid cash dividends according to their stated terms.  During the second quarter of 2009, the Company received notice from the insurer that payment of cash dividends ceased as of July 31, 2009 and would be resumed only if the board of directors of the insurer declared such cash dividends to be payable at a later date. The insurer’s board of directors temporarily reinstated dividend payments for the 4-week period from December 23, 2009 to January 15, 2010.  No further dividends were received.  In January 2010, the Company commenced a lawsuit against the broker-dealer of these ARS alleging, among other things, fraud, and seeking full recovery of the $13.0 million face value of the ARS, as well as legal costs and punitive damages.  In November 2010, the insurer filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code.  These funds will not be available to the Company unless recovery is realized through the bankruptcy process, settlement or legal judgment of the action brought against the broker-dealer.   Prior to June 30, 2009, the Company estimated the fair value of its ARS with a discounted cash flow model where the Company used the expected rate of cash dividends to be received.  When the cash dividend payments had ceased, the Company changed its methodology for estimating the fair value of the ARS.  Beginning June 30, 2009, the Company had estimated the fair value of its ARS using the present value of the weighted average of several scenarios of recovery based on management’s assessment of the probability of each scenario. The Company considered a variety of factors in its model including: credit rating of the issuer and insurer, comparable market data (if available), current macroeconomic market conditions, quality of the underlying securities, and the probabilities of several levels of recovery and reinstatement of the cash dividend payments.  As a result of its evaluation and primarily due to the bankruptcy of the insurer of the ARS, which reduced the market value of its preferred securities to zero, during 2010 the Company recorded a pre-tax loss of approximately $13.0 million, presented as a loss on marketable securities in the other expenses section of the Consolidated Income Statement, as this write-down was deemed to be permanent.   In previous periods, all changes to the fair market value of the ARS were deemed temporary, and as such were recorded in other comprehensive income in the Consolidated Balance Sheet and Statement of Stockholders’ Equity and were reversed in 2010.  The following table summarizes the activity for the period:

Auction Rate Securities (000's omitted)
	2010	2009
Balance at beginning of period	$6,988	$7,522
Additions	-	-
Gains (losses) reported in earnings	(13,000)	-
Gains (losses) reported in accumulated other comprehensive loss	6,012	(534)
Balance at end of period	$-	$6,988

Cash Flow Hedge

On July 26, 2007, the Company purchased a hedge instrument from Lehman Brothers Special Financing Inc. (“LBSF”) to mitigate the cash flow risk of rising interest rates on the Term Loan Facility (see Note 6 for a description of this credit agreement). This hedge instrument caps the Company’s exposure to rising interest rates at 6.00% for LIBOR for 50% of the forecasted outstanding balance of the Term Loan Facility (“Interest Rate Cap”). Based on management’s assessment, the Interest Rate Cap qualifies for hedge accounting under ASC Topic 815.  On a quarterly basis, the value of the hedge is adjusted to reflect its current fair value, with any adjustment flowing through other comprehensive income. The fair value of this instrument is obtained by comparing the characteristics of this cash flow hedge with similarly traded instruments, and is therefore classified as Level 2 in the fair value hierarchy. The Interest Rate Cap expired by its terms in July 2010.  At December 31, 2009, the fair value of the Interest Rate Cap was approximately $1.

Financial Instruments

At December 31, 2010 and 2009, the fair values of cash and cash equivalents, receivables and accounts payable and accrued expenses approximated their carrying values due to the short-term nature of these instruments. The fair value of the note receivable from New Brands (see Note 3) approximates its $1.5 million carrying value; the fair value of the note receivable due from the purchasers of the Canadian trademark for Joe Boxer approximates its $4.0 million carrying value; the fair value of the note payable to Purim LLC approximates its $16.0 million carrying value; and the fair value of the Beagle Note approximates its $17.5 million carrying value.  The estimated fair values of other financial instruments subject to fair value disclosures, determined based on broker quotes or quoted market prices or rates for the same or similar instruments, and the related carrying amounts are as follows:

(000's omitted)	December 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$584,387	$607,592	$662,379	$650,732

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

Non-Financial Assets and Liabilities

On January 1, 2009, the Company adopted the provisions of ASC Topic 820 with respect to its non-financial assets and liabilities requiring non-recurring adjustments to fair value using a market participant approach. The Company uses a discounted cash flow model with level 3 inputs to measure the fair value of its non-financial assets and liabilities.  The Company had no impairment adjustments in 2010 or 2009.  The Company also adopted the provisions of ASC 820 as it relates to purchase accounting for its acquisitions.  The Company has goodwill, which is tested for impairment at least annually, as required by ASC Topic 350.  Further, in accordance with ASC Topic 350, the Company’s indefinite-lived trademarks are tested for impairment at least annually, on an individual basis as separate single units of accounting.  Similarly, consistent with ASC Topic 360 as it relates to accounting for the impairment or disposal of long-lived assets, the Company assesses whether or not there is impairment of the Company’s definite-lived trademarks.  There was no impairment, and therefore no write-down, of any of the Company’s long-lived assets during 2010 or 2009.

4.  Trademarks and Other Intangibles, net

Trademarks and other intangibles, net consist of the following:

		December 31, 2010		December 31, 2009
	Estimated	Gross		Gross
	Lives in	Carrying	Accumulated	Carrying	Accumulated
(000's omitted)	Years	Amount	Amortization	Amount	Amortization

Indefinite life trademarks and copyrights	Indefinite(1)	$1,382,775	$9,498	$1,229,695	$9,498
Definite life trademarks	10-15	19,579	5,169	19,571	3,715
Non-compete agreements	2-15	10,475	9,092	10,475	7,644
Licensing agreements	1-9	30,103	18,640	29,023	13,338
Domain names	5	570	553	570	450
		$1,443,502	$42,952	$1,289,334	$34,645

(1) The amortization for the Candie’s and Bongo trademarks is as of June 30, 2005.  Effective July, 1 2005, the Company changed their useful lives to indefinite.

In June 2010, the Company completed a transaction in which it acquired an 80% controlling interest in Peanuts Worldwide, owner of the Peanuts portfolio of brands and related assets, through its wholly-owned subsidiary, Icon Entertainment LLC.  As a result of this transaction, the Company increased its indefinite life trademarks by $153.0 million and its licensing agreements by $1.1 million.  See note 2 for further explanation of this transaction.

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

In October 2009, the Company consummated, through a newly formed subsidiary, IPH Unltd, a transaction with the sellers of the Ecko portfolio of brands, pursuant to which the sellers sold and/or contributed the Ecko portfolio of brands to IPH Unltd in exchange for a 49% membership interest in IPH Unltd and $63.5 million in cash which had been contributed to IPH Unltd by the Company.  As a result of this transaction, the Company owns 51% of the membership interest in IPH Unltd and is consolidated in the Company’s consolidated financial statements.  In addition, IPH Unltd borrowed $90.0 million from a third party to repay certain indebtedness of the sellers.  As a result of this transaction, the Company increased its indefinite life trademarks by $203.5 million, its licensing agreements by $6.8 million, and its non-compete agreements by $0.4 million.  See note 2 for further explanation of this transaction.

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

Amortization expense for intangible assets for 2010, 2009 and 2008 was $8.3 million, $7.3 million and $7.3 million. The trademarks of Candie’s, Bongo, Joe Boxer, Rampage, Mudd, London Fog, Mossimo, Ocean Pacific, Danskin, Rocawear, Cannon, Royal Velvet, Fieldcrest, Charisma, Starter, Waverly, Ecko, Zoo York and Peanuts have been determined to have an indefinite useful life and accordingly, consistent with ASC 350, no amortization will be recorded in the Company's Consolidated Income Statements. Instead, each of these intangible assets are tested for impairment at least annually on an individual basis as separate single units of accounting, with any related impairment charge recorded to the statement of operations at the time of determining such impairment.  Similarly, consistent with ASC 360, there was no impairment of the definite-lived trademarks.  Amortization expense for intangible assets subject to amortization, using the straight-line method, for each of the years in the five-year period ending December 31, 2015 are estimated to be $6.7 million, $4.5 million, $4.0 million, $3.0 million, and $2.0 million, respectively.

5.  Debt Arrangements

The Company's debt is comprised of the following:

	December 31,	December 31,
(000’s omitted)	2010	2009
Convertible Notes	$262,716	$247,696
Term Loan Facility	171,021	217,632
Ecko Note	80,000	90,000
Asset-Backed Notes	70,650	94,865
Sweet Note	-	12,186
Total	$584,387	$662,379

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

At December 31, 2010 and December 31, 2009, the amount of the Convertible Notes accounted for as a liability was approximately $262.7 million and $247.7 million, and is reflected on the Consolidated Balance Sheet as follows:

	December 31,	December 31,
(000’s omitted)	2010	2009
Equity component carrying amount	$41,309	$41,309
Unamortized discount	24,784	39,804
Net debt carrying amount	262,716	247,696

For 2010, 2009 and 2008, the Company recorded additional non-cash interest expense of approximately $14.0 million, $13.1 million and $12.2 million, respectively, representing the difference between the stated interest rate on the Convertible Notes and the rate for a similar instrument that does not have a conversion feature.

For each of the years 2010, 2009 and 2008, cash interest expense relating to the Convertible Notes was approximately $5.4 million.

The Convertible Notes do not provide for any financial covenants.

In connection with the sale of the Convertible Notes, the Company entered into hedges for the Convertible Notes (“Convertible Note Hedges”) with respect to its common stock with two entities, one of which was Lehman Brothers OTC Derivatives Inc. (“Lehman OTC” and together with the other counterparty, the “Counterparties”). Pursuant to the agreements governing these Convertible Note Hedges, the Company purchased call options (the “Purchased Call Options”) from the Counterparties covering up to approximately 10.4 million shares of the Company's common stock of which 40% were purchased from Lehman OTC. These Convertible Note Hedges are designed to offset the Company's exposure to potential dilution upon conversion of the Convertible Notes in the event that the market value per share of the Company's common stock at the time of exercise is greater than the strike price of the Purchased Call Options (which strike price corresponds to the initial conversion price of the Convertible Notes and is simultaneously subject to certain customary adjustments). On June 20, 2007, the Company paid an aggregate amount of approximately $76.3 million of the proceeds from the sale of the Convertible Notes for the Purchased Call Options, of which $26.7 million was included in the balance of deferred income tax assets at June 30, 2007 and is being recognized over the term of the Convertible Notes. As of December 31, 2010, the balance of deferred income tax assets related to this transaction was approximately $8.1 million.

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

The Company has evaluated the impact of adopting guidance issued under ASC Topic 815 regarding embedded features as it relates to the Sold Warrants, and has determined it had no impact on the Company’s results of operations and financial position through December 31, 2010, and will have no impact on the Company’s results of operations and financial position in future fiscal periods.

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

On September 15, 2008 and October 3, 2008, respectively, Lehman Brothers Holdings Inc., or Lehman Holdings, and its subsidiary, Lehman Brothers OTC Derivatives Inc., or Lehman OTC, filed for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in the Southern District of New York, herein referred to as the bankruptcy court. On September 17, 2009, the Company filed proofs of claim with the bankruptcy court relating to the Lehman OTC Convertible Note Hedges. The Company purchased 40% of the Convertible Note Hedges from Lehman OTC, or the Lehman note hedges, and the Company sold 40% of the warrants to Lehman OTC. Lehman OTC’s obligations under the Lehman note hedges are guaranteed by Lehman Holdings. If the Lehman note hedges are rejected or terminated in connection with the Lehman OTC bankruptcy, the Company would have a claim against Lehman OTC and Lehman Holdings, as guarantor, for the damages and/or close-out values resulting from any such rejection or termination. While the Company intends to pursue any claim for damages and/or close-out values resulting from the rejection or termination of the Lehman note hedges, at this point in the Lehman bankruptcy cases it is not possible to determine with accuracy the ultimate recovery, if any, that the Company may realize on potential claims against Lehman OTC or Lehman Holdings, as guarantor, resulting from any rejection or termination of the Lehman note hedges. The Company also does not know whether Lehman OTC will assume or reject the Lehman note hedges, and therefore cannot predict whether Lehman OTC intends to perform its obligations under the Lehman note hedges. As a result, if Lehman OTC does not perform such obligations and the price of the Company’s common stock exceeds the $27.56 conversion price (as adjusted) of the Convertible Notes, the effective conversion price of the Convertible Notes (which is higher than the actual $27.56 conversion price due to these hedges) would be reduced and our existing stockholders may experience dilution at the time or times the convertible notes are converted. The extent of any such dilution would depend, among other things, on the then prevailing market price of our common stock and the number of shares of common stock then outstanding, but the Company believes the impact will not be material and will not affect our income statement presentation. The Company is not otherwise exposed to counterparty risk related to the Lehman bankruptcies. The Company currently believes, although there can be no assurance, that the bankruptcy filings and their potential impact on these entities will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. The Company will continue to monitor the bankruptcy filings of Lehman Holdings and Lehman OTC.

Moreover, in connection with the warrant transactions with the counterparties, to the extent that the price of the Company’s common stock exceeds the strike price of the warrants, the warrant transactions could have a dilutive effect on the Company’s earnings per share.

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

On July 26, 2007, the Company purchased a hedge instrument to mitigate the cash flow risk of rising interest rates on the Term Loan Facility. This hedge instrument expired by its terms in July 2010.  See Note 3.

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

As of December 31, 2010, the Company may borrow an additional $36.8 million under the terms of the Term Loan Facility.

The guarantees under the Term Loan Facility are secured by a pledge to Barclays, for the benefit of the Lenders, of, among other things, the Ocean Pacific/OP, Danskin, Rocawear, Mossimo, Cannon, Royal Velvet, Fieldcrest, Charisma, Starter and Waverly trademarks and related intellectual property assets, license agreements and proceeds therefrom, as well as the Company’s 80% interest in Peanuts Holdings. Amounts outstanding under the Term Loan Facility bear interest, at the Company’s option, at the Eurodollar rate or the prime rate, plus an applicable margin of 2.25% or 1.25%, as the case may be, per annum. The Credit Agreement provides that the Company is required to repay the outstanding term loan in equal quarterly installments in annual aggregate amounts equal to 1.00% of the aggregate principal amount of the loans outstanding, subject to adjustment for prepayments, in addition to an annual payment equal to 50% of the excess cash flow from the subsidiaries subject to the Term Loan Facility, as described in the Credit Agreement, with any remaining unpaid principal balance to be due on April 30, 2013 (the “Loan Maturity Date”). Upon completion of the Convertible Notes offering, the Loan Maturity Date was accelerated to January 2, 2012. The Term Loan Facility can be prepaid, without penalty, at any time. On March 11, 2008, the Company paid to LCPI, for the benefit of the Lenders, $15.6 million, representing 50% of the excess cash flow from the subsidiaries subject to the Term Loan Facility for 2007. As a result of such payment, the Company is no longer required to pay the quarterly installments described above. The Term Loan Facility requires the Company to repay the principal amount of the term loan outstanding in an amount equal to 50% of the excess cash flow of the subsidiaries subject to the Term Loan Facility for the most recently completed fiscal year unless the Company meets certain criteria specified by a financial covenant defined in the Credit Agreement (see below). On March 17, 2010, the Company paid to Barclays, for the benefit of the Lenders, $47.2 million, representing 50% of the excess cash flow from the subsidiaries subject to the Term Loan Facility for the year ended December 31, 2009.  As of December 31, 2010, the entire balance due under the Term Loan Facility of approximately $171.0 million is included in long-term debt, less current maturities on the Consolidated Balance Sheet, as the ratio of Consolidated Total Debt (as defined by the Credit Agreement) to Consolidated EBITDA (as defined by the Credit Agreement) was below 2.5 to 1.0 as of December 31, 2010, thereby eliminating the requirement that the Company remit 50% of the excess cash flow from the subsidiaries subject to the Term Loan Facility for the year ended December 31, 2010.  For 2010, 2009 and 2008, the effective interest rate of the Term Loan Facility was 2.59%, 3.05% and 5.81%, respectively.  As of December 31, 2010, the Company was in compliance with all material covenants set forth in the Credit Agreement. The $272.5 million in proceeds from the Term Loan Facility were used by the Company as follows: $204.0 million was used to pay the cash portion of the initial consideration for the acquisition of the Rocawear brand; $2.1 million was used to pay the costs associated with the Rocawear acquisition; $60 million was used to pay the consideration for the acquisition of the Starter brand; and $3.9 million was used to pay costs associated with the Term Loan Facility. The costs of $3.9 million relating to the Term Loan Facility have been deferred and are being amortized over the life of the loan, using the effective interest method. As of December 31, 2010, the subsidiaries subject to the Term Loan Facility were Studio IP Holdings, SHM, OP Holdings, OPHM, Mossimo Holdings, MI,  Official-Pillowtex, PHMLLC and IE (collectively, the “Term Loan Facility Subsidiaries”). As of December 31, 2010, the Term Loan Facility Subsidiaries, directly or indirectly, owned the following trademarks, excluding certain territories covered by the Iconix China, Iconix Latin America and Iconix Europe joint ventures (see Note 2): Danskin, Rocawear, Starter, Ocean Pacific/OP, Mossimo, Cannon, Royal Velvet, Fieldcrest, Charisma and Waverly.

Ecko Note

In connection with the Ecko transaction, IPH Unltd issued a promissory note (“Ecko Note”) to a third party creditor for $90.0 million.  IPH Unltd’s obligations under the Ecko Note are secured by the Ecko portfolio of trademarks and related intellectual property assets (including Ecko and Zoo York), further guaranteed personally by the minority owner of IPH Unltd, with no recourse to the Company. Amounts outstanding under the Ecko Note bear interest at 7.50% per annum, with minimum principal payable in equal quarterly installments of $2.5 million, with any remaining unpaid principal balance and accrued interest to be due on June 30, 2014, the Ecko Note maturity date.  The Ecko Note may be prepaid without penalty, and would be applied to the scheduled quarterly principal payments in the order of their maturity.  As of December 31, 2010, the total principal balance of the Ecko Note is $80.0 million, of which $10.0 million is included in the current portion of long-term debt on the Consolidated Balance Sheet.

Asset-Backed Notes

The financing for certain of the Company's acquisitions has been accomplished through private placements by its subsidiary, IP Holdings LLC ("IP Holdings") of asset-backed notes ("Asset-Backed Notes") secured by intellectual property assets (trade names, trademarks, license agreements and payments and proceeds with respect thereto relating to the Candie’s, Bongo, Joe Boxer, Rampage, Mudd and London Fog brands) of IP Holdings. As of December 31, 2010, the balance of the Asset-Backed Notes was $70.7 million, $26.4 million of which is included in the current portion of long-term debt on the Consolidated Balance Sheet.

Cash on hand in the bank account of IP Holdings is restricted at any point in time up to the amount of the next debt principal and interest payment required under the Asset-Backed Notes. Accordingly, $2.5 million and $2.0 million as of December 31, 2010 and December 31, 2009, respectively, are included as restricted cash within the Company's current assets on the Consolidated Balance Sheets. Further, in connection with IP Holdings' issuance of Asset-Backed Notes, a reserve account has been established and the funds on deposit in such account will be applied to the final principal payment with respect to the Asset-Backed Notes. Accordingly, as of December 31, 2010 and December 31, 2009, $15.9 million has been classified as non-current and disclosed as restricted cash within other assets on the Company's Consolidated Balance Sheets.

Interest rates and terms on the outstanding principal amount of the Asset-Backed Notes as of December 31, 2010 are as follows: $23.5 million principal amount bears interest at a fixed interest rate of 8.45% with a six year term, $10.4 million principal amount bears interest at a fixed rate of 8.12% with a six year term, and $36.8 million principal amount bears interest at a fixed rate of 8.99% with a six and a half year term. The Asset-Backed Notes have no financial covenants by which the Company or its subsidiaries need comply. The aggregate principal amount of the Asset-Backed Notes is required to be fully paid by February 22, 2013.

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

The judgment stated that the Sweet Note (originally $11.0 million when issued by the Company upon the acquisition of Unzipped from Sweet in 2002) should total approximately $12.2 million as of December 31, 2007. The recorded balance of the Sweet Note, prior to any adjustments related to the judgment was approximately $3.2 million. The Company increased the Sweet Note by approximately $6.2 million and recorded the expense as an expense related to specific litigation. The Company further increased the Sweet Note by approximately $2.8 million to record the related interest and included the charge in interest expense. Prior to December 2010, the Sweet Note accrued interest at the rate of 8% per year.  In December 2010, a judgment related to the Sweet Sportswear/Unzipped litigation was rendered in the Company’s favor.  As a result of this judgment, the Company wrote-off the Sweet Note and all associated accrued interest.  See Notes 8, 9 and 10 for further detail.

In addition, in November 2007 the Company was awarded a judgment of approximately $12.2 million for claims made by it against Hubert Guez and Apparel Distribution Services, Inc. (“ADS”). Prior to December 2010, this receivable accrued interest at the rate of 8% per year and was included in other assets – non-current.  In December 2010, a judgment related to the Sweet Sportswear/Unzipped litigation was rendered in the Company’s favor.  As a result of this judgment, the Company wrote-off this receivable and all associated accrued interest.  See Notes 8, 9 and 10 for further detail.

Debt Maturities

As of December 31, 2010, the Company’s debt maturities on a calendar year basis are as follows:

(000’s omitted)	Total	2011	2012	2013	2014	2015
Convertible Notes (1)	$262,716	$-	$262,716	$-	$-		$-
Term Loan Facility	171,021	-	171,021	-	-		-
Ecko Note	80,000	10,000	10,000	10,000	50,000		-
Asset-Backed Notes	70,650	26,381	33,468	10,801	-		-
Total	$584,387	$36,381	$477,205	$20,801	$50,000	$
(1) reflects the net debt carrying amount of the Convertible Notes on the Consolidated Balance Sheet as of December 31, 2010, in accordance with accounting for convertible notes.  The principal amount owed to the holders of the Convertible Notes is $287.5 million.

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

Stock Repurchase Program

On November 3, 2008, the Company announced that its Board of Directors had authorized the repurchase of up to $75 million of the Company's common stock over a period of approximately three years (the “Program”). The Program replaces any prior plan or authorization. The Program does not obligate the Company to repurchase any specific number of shares and may be suspended at any time at management's discretion.  During 2009, the Company repurchased 200,000 shares under the Program for approximately $1.5 million.   No shares were repurchased under the Program by the Company during 2010.  This plan expires by its terms on October 30, 2011.

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

Summaries of the Company's stock options, warrants and performance related options activity, and related information for 2010, 2009 and 2008 are as follows:

		Weighted-Average
	Options	Exercise Price

Outstanding January 1, 2008	5,106,543	$4.23
Granted	-	-
Canceled	(12,000)	16.96
Exercised	(1,199,405)	3.92
Expired/Forfeited	-	-
Outstanding December 31, 2008	3,895,138	$4.29
Granted	35,000	13.77
Canceled/Forfeited	(8,000)	16.96
Exercised	(828,059)	3.84
Expired/Forfeited	-	-
Outstanding December 31, 2009	3,094,079	$4.48
Granted	15,000	16.33
Canceled	-	-
Exercised	(499,700)	4.29
Expired/Forfeited	(16,844)	1.31
Outstanding December 31, 2010	2,592,535	4.61
Exercisable at December 31, 2010	2,590,868	$4.61

The weighted average contractual term (in years) of options outstanding as of December 31, 2010, 2009, and 2008, were 2.79, 3.88, and 4.66 respectively. The weighted average contractual term (in years) of options exercisable as of December 31, 2010, 2009, and 2008, were 2.78, 3.87, and 4.66 respectively.

The total fair value of options vested during 2010 and 2009 was less than $0.1 million and $0.2 million, respectively.  No options vested during 2008.  The weighted average grant date fair value per share of options granted during 2010, 2009, and 2008 was $7.30, $9.91, and $5.72.

Cash received from option exercise under all share-based payment arrangements for 2010, 2009, and 2008 was $2.1 million, $3.2 million, and $2.3 million respectively. A tax benefit of approximately $1.3 million, $3.6 million and $8.2 million for 2010, 2009 and 2008, respectively, were share-based payment arrangements.

The aggregate intrinsic value is calculated as the difference between the market price of the Company’s common stock as of December 31, 2010 and the exercise price of the underlying options. At December 31, 2010, 2009, and 2008, the aggregate intrinsic value of options exercised was $7.5 million, $7.3 million, and $7.0 million, respectively. At December 31, 2010, 2009 and 2008 the aggregate intrinsic value of options outstanding was $38.1 million, $25.3 million, and $21.4 million, respectively.  In addition, at December 31, 2010, 2009, and 2008, the aggregate intrinsic value of options exercisable was $38.1 million, $25.3 million, and $21.4 million, respectively.  The balance of unamortized options as of December 31, 2010 was immaterial.

Warrants

		Weighted-Average
	Warrants	Exercise Price

Outstanding January 1, 2008	266,900	16.76
Granted	20,000	6.65
Canceled	-	-
Exercised	-	-
Expired	-	-
Outstanding December 31, 2008	286,900	16.76
Granted	-	-
Canceled	-	-
Exercised	-	-
Expired	-	-
Outstanding December 31, 2009	286,900	16.06
Granted	-	-
Canceled	-	-
Exercised	33,000	8.72
Expired	-	-
Outstanding December 31, 2010	253,900	17.01
Exercisable at December 31, 2010	253,900	17.01

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

The weighted average contractual term (in years) of warrants outstanding and exercisable as of December 31, 2010, 2009 and 2008 were 4.97, 5.97 and 6.97, respectively.

Warrants exercised during 2010 were exercised in a cashless transaction.  No warrants were exercised during 2009 and 2008.

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

The following tables summarize information about unvested restricted stock transactions (shares in thousands):

	2010		2009		2008
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested, January 1	1,697,334	$16.77	1,513,983	$19.15	144,127	$19.41
Granted	340,964	14.48	684,478	12.50	1,878,756	19.24
Vested	(593,393)	18.93	(465,138)	18.06	(508,900)	19.56
Forfeited/Canceled	(2,295)	16.15	(35,989)	19.11	-	-
Non-vested, December 31	1,442,610	15.34	1,697,334	16.77	1,513,983	19.15

The Company has awarded restricted shares of common stock to certain employees. The awards have restriction periods tied to employment and vest over a period of 1-5 years. The cost of the restricted stock awards, which is the fair market value on the date of grant net of estimated forfeitures, is expensed ratably over the vesting period. During 2010, 2009 and 2008, the Company awarded 340,964, 684,478 and 1,878,756 restricted shares, respectively, with a vesting period of 2-5 years and a fair market value of approximately $4.9 million, $8.6 million and $36.2 million.

Compensation expense related to restricted stock grants for 2010, 2009 and 2008 was approximately $11.3 million, $8.9 million and $9.1 million, respectively. An additional amount of $15.0 million is expected to be expensed evenly over a period of approximately three years. During 2010, 2009 and 2008, the Company withheld shares valued at $3.0 million, $0.7 million, and $3.2, respectively, of its restricted common stock in connection with net share settlement of restricted stock grants and option exercises.

Shares Reserved for Issuance

At December 31, 2010, 1,909,669 common shares were reserved for issuance under the 2009 Plan.   There were no common shares available for issuance under the 2006, 2002, 2001, and 2000 Stock Option Plans.

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

As of December 31, 2010, of the total potentially dilutive shares related to restricted stock-based awards, stock options and warrants, 1.0 million were anti-dilutive, compared to 1.8 million as of December 31, 2009 and 1.9 million as of December 31, 2008.

As of December 31, 2010, of the performance related restricted stock-based awards issued in connection with the Company’s employment agreement with its chairman, chief executive officer and president, 0.8 million of such awards (which is included in the total 1.0 million anti-dilutive stock-based awards described above) were anti-dilutive and therefore not included in this calculation.

Warrants issued in connection with the Company’s Convertible Notes financing were anti-dilutive and therefore not included in this calculation. Portions of the Convertible Notes that would be subject to conversion to common stock were anti-dilutive as of December 31, 2010 and therefore not included in this calculation.

A reconciliation of shares used in calculating basic and diluted earnings per share follows:

	For the Year Ended
(000's omitted)	December 31,
	2010	2009	2008
Basic	72,151	65,763	57,810
Effect of exercise of stock options	1,863	2,141	3,144
Effect of exercise of warrants	33	-	-
Effect of contingent common stock issuance	89	149	287
Effect of assumed vesting of restricted stock	577	272	7
	74,713	68,325	61,248

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

As a result of the judgment, in 2007 the balance of the $11.0 million principal amount Sweet Note, originally issued by the Company upon the acquisition of Unzipped from Sweet in 2002, including interest, was increased from approximately $3.2 million to approximately $12.2 million as of December 31, 2007. Of this increase, approximately $6.2 million was attributed to the principal of the Sweet Note and the expense was recorded as an expense related to specific litigation. The remaining $2.8 million of the increase was attributed to related interest on the Sweet Note and recorded as interest expense. In December 2010, a judgment related to the Sweet Sportswear/Unzipped litigation was rendered in the Company’s favor.  As a result of this judgment, the Company wrote-off the Sweet Note and all associated accrued interest.  See Notes 9 and 10 for details.

In addition, in November 2007 the Company was awarded a judgment of approximately $12.2 million for claims made by it against Hubert Guez and ADS. As a result, the Company recorded a receivable of approximately $12.2 million and recorded the benefit in special charges for 2007. In December 2010, a judgment related to the Sweet Sportswear/Unzipped litigation was rendered in the Company’s favor.  As a result of this judgment, the Company wrote-off this receivable and all associated accrued interest.  See Notes 9 and 10 for details

9.  Expenses Related to Specific Litigation

Expenses related to specific litigation consist of legal expenses and costs related to the Unzipped litigation. For 2010, the Company recorded a net gain related to specific litigation of $15.7 million, as compared to expenses related to specific litigation of $0.1 million for 2009.  As a result of a final judgment rendered in December 2010 in our favor, the Company recognized a gain of $26.0 million, offset by attorneys’ fees and other related expenses of $10.3 million.  See Note 10 for detail on this litigation.

10.  Commitments and Contingencies

Sweet Sportswear/Unzipped litigation

On December 10, 2010, the Court entered a final judgment (the “Judgment”) in connection with the lawsuit filed by the Company in the Superior Court of California, Los Angeles County against Unzipped’s former manager, supplier and distributor, Sweet, Azteca and ADS; and Hubert Guez, a principal of these entities and former member of the Company’s board of directors (collectively referred to as the “Guez defendants”).  In summary, the Judgment against the Guez defendants is for a combined liability to the Company of approximately $50 million, exclusive of amounts owed as pre or post-judgment interest at the annual rate of 10% simple interest.  The Judgment also dismissed all claims brought by the Guez defendants against the Company, its subsidiaries (Michael Caruso & Co., Inc. and Unzipped), and its Chairman of the Board and Chief Executive Officer, Neil Cole.

In February 2011, the Company entered into a settlement agreement with certain persons (the “Sureties”) that had secured a portion of the Judgment, pursuant to which the Sureties paid the Company $13 million in February 2011 and agreed to pay an additional $3.7 million during 2011 in full satisfaction of their obligations to the Company.  The amounts paid by the Sureties will reduce the obligations of certain of the Guez defendants (ADS and Hubert Guez) under the Judgments.

The Company intends to satisfy the Judgment against Sweet, in part, by eliminating all balances owed to Sweet under the Sweet Note (see Note 5).  In addition, the Company recognized a gross gain of $26.0 million (gross of attorney’s fees and other related expenses of $10.3 million), of which $16.7 million was secured by the Sureties, with the remainder secured by assets owned by the Guez defendants.  The Company intends to proceed aggressively to collect on the full balance owed under the Judgment.

Normal Course litigation

From time to time, the Company is also made a party to litigation incurred in the normal course of business. While any litigation has an element of uncertainty, the Company believes that the final outcome of any of these routine matters will not have a material effect on the Company’s financial position or future liquidity.

11.  Related Party Transactions

The Candie’s Foundation

The Candie's Foundation, a charitable foundation founded by Neil Cole for the purpose of raising national awareness about the consequences of teenage pregnancy, owed the Company $0.9 million and $0.8 million at December 31, 2010 and December 31, 2009, respectively.  In February 2011, the Candie’s Foundation received a contribution of approximately $0.3 million from a licensee of the Company.  The Candie's Foundation intends to pay-off the entire borrowing from the Company during 2011, although additional advances will be made as and when necessary.

Travel

The Company recorded expenses of approximately $116,000, $326,000 and $354,000 for 2010, 2009 and 2008, respectively, for the hire and use of aircraft solely for business purposes owned by a company in which the Company’s chairman, chief executive officer and president is the sole owner. Management believes that all transactions were made on terms and conditions no less favorable than those available in the marketplace from unrelated parties.

12.  Operating Leases

Future net minimum lease payments under non-cancelable operating lease agreements as of December 31, 2010 are approximately as follows:

(000’s omitted)
Year ending December 31, 2011	$3,546
Year ending December 31, 2012	3,897
Year ending December 31, 2013	3,976
Year ending December 31, 2014	3,966
Year ending December 31, 2015	2,067
Thereafter	21,048
Totals	$38,500

The leases require the Company to pay additional taxes on the properties, certain operating costs and contingent rents based on sales in excess of stated amounts.

Rent expense was approximately $5.4 million, $2.9 million, and $1.6 million for 2010, 2009 and 2008, respectively. Contingent rent amounts have been immaterial for all periods.

13.  Benefit and Incentive Compensation Plans and Other

The Company sponsors a 401(k) Savings Plan (the “Savings Plan”) which covers all eligible full-time employees. Participants may elect to make pretax contributions subject to applicable limits. At its discretion, the Company may contribute additional amounts to the Savings Plan. During 2010, 2009 and 2008, the Company made contributions to the Savings Plan of $51,000, $45,000 and $27,000.

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

14.   Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740. Under ASC Topic 740, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, management reviews both positive and negative evidence pursuant to the requirements of ASC Topic 740, including current and historical results of operations, future income projections and the overall prospects of the Company's business. Based upon management's assessment of all available evidence, including the Company's completed transition into a licensing business, estimates of future profitability based on projected royalty revenues from its licensees, and the overall prospects of the Company's business, management is of the opinion that the Company will be able to utilize the deferred tax assets in the foreseeable future, and as such do not anticipate requiring a further valuation allowance. At December 31, 2010, the Company has a valuation allowance of approximately $17.1 million to offset state and local tax net operating loss carryforwards (“NOL”) which the Company believes are unlikely to be utilized in the foreseeable future.  The valuation allowance increased by $1.3 million during 2010 for the State NOLs.

At December 31, 2010 the Company had utilized all available federal NOL’s. As of December 31, 2010, the Company has approximately $180.0 million in state NOL's and approximately $140.0 million in local NOL's.

The income tax provision (benefit) for federal, and state and local income taxes in the consolidated income statements consists of the following:

(000's omitted)	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Current:
Federal	$37,745	$23,650	$13,559
State and local	(256)	100	446
Foreign	1,472	338	-
Total current	38,961	24,088	14,005

Deferred:
Federal	13,703	17,372	19,531
State and local	(315)	(235)	(641)
Foreign	60	-	-
Total deferred	13,448	17,137	20,172

Total provision	$52,409	$41,225	$34,177

The significant components of net deferred tax assets of the Company consist of the following:

	December 31,
(000's omitted)	2010	2009
State net operating loss carryforwards	$17,108	$15,826
Receivable reserves	1,901	1,867
Hedging transaction	8,057	13,398
Intangibles	2,854	2,392
Capital loss	4,550	-
Equity compensation	8,875	5,762
Accrued compensation and other	1,206	1,748
Total deferred tax assets	44,551	40,993
Valuation allowance	(17,108)	(15,826)
Net deferred tax assets	27,443	25,167

Trademarks, goodwill and other intangibles	(98,037)	(70,845)
Depreciation	(3,031)	(991)
Difference in cost basis of acquired intangibles	(49,000)	(49,000)
Convertible Notes	(9,875)	(14,635)
Investment in joint ventures	(4,334)	(4,900)
Total deferred tax liabilities	(164,277)	(140,371)
Total net deferred tax assets (liabilities)	$(136,834)	$(115,204)

Balance Sheet detail on total net deferred tax assets (liabilities):
Current portion of net deferred tax assets	$1,743	$1,886
Noncurrent portion of net deferred tax assets (liabilities)	$(138,577)	$(117,090)

The following is a rate reconciliation between the amount of income tax provision at the Federal rate of 35% and provision for (benefit from) taxes on operating profit (loss):

	Year ended December, 31
(000's omitted)	2010	2009	2008
Income tax provision computed at the federal rate of 35%	$57,014	$40,714	$33,980
Increase (reduction) in income taxes resulting from:
State and local income taxes (benefit), net of federal income tax	(1,626)	(4,013)	(1,007)
Increase in valuation allowance	1,282	3,843	1,713
Non-Controlling Interest	(3,987)	-	-
Tax credit	-	-	(304)
Other, net	(274)	681	(205)
Total	$52,409	$41,225	$34,177

The Company is not responsible for the income taxes related to the non-controlling interest’s share of the joint venture’s earnings.  Therefore, the tax liability associated with the non-controlling interest share of the joint venture’s earnings is not reported in our income tax expense, even though the joint venture’s entire income is consolidated in our reported income before income tax expense.  As such, the joint venture earnings have the effect of lowering our effective tax rate.  This effect is more pronounced in periods in which joint venture earnings are higher relative to our other earnings.

Effective January 1, 2007, the Company adopted guidance under ASC Topic 740-10 which clarifies the accounting and disclosure for uncertainty in income taxes. The adoption of this interpretation did not have a material impact on our financial statements.

The Company files income tax returns in the U.S. federal and various state and local jurisdictions.  For federal income tax purposes, the 2007 through 2010 tax years remain open for examination by the tax authorities under the normal three year statute of limitations.  For state tax purposes, our 2007 through 2010 tax years remain open for examination by the tax authorities under a four year statute of limitations.

At December 31, 2010, the total unrecognized tax benefit was approximately $1.18 million.  However, the liability is not recognized for accounting purposes because the related deferred tax asset has been fully reserved in prior years.   A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

(000’s omitted)	2010	2009	2008
Uncertain tax positions at January 1	$1,180	$1,180	$1,100
Increases during the year	-	-	80
Decreases during the year	-	-	-
Uncertain tax positions at December 31	$1,180	$1,180	$1,180

The Company is continuing its practice of recognizing interest and penalties to income tax matters in income tax expense.  There was no accrual for interest and penalties related to uncertain tax positions for 2010, 2009 and 2008.  The Company does not believe that there will be a material change in its unrecognized tax positions over the next twelve months.  All of the unrecognized tax benefits, if recognized, would be offset by the valuation allowance.

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

The net revenues by type of license and information by geographic region are as follows:

	For the Year Ended
(000's omitted)	December 31,
	2010	2009	2008
Licensing and other revenue by category:
Direct-to-retail license	$143,114	$110,921	$54,270
Wholesale license	163,489	108,100	151,714
Entertainment and other	25,956	13,037	10,777
	$332,559	$232,058	$216,761

Licensing and other revenue by geographic region:
United States	$287,320	$218,693	$195,856
Other	45,239	13,365	20,905
	$332,559	$232,058	$216,761

16.  Unaudited Consolidated Interim Financial Information

Unaudited interim consolidated financial information 2010, 2009 and 2008 is summarized as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands except per share data)
The year ended December 31, 2010
Licensing and other revenue	$71,704	$76,013	$96,887	$87,955
Operating income	49,380	49,443	54,822	56,070
Net income attributable to Iconix Brand Group, Inc.	24,774	24,541	27,409	22,123	(2)

Basic earnings per share	0.35	0.34	0.38	0.30
Diluted earnings per share(1)	0.33	0.33	0.37	0.30

The year ended December 31, 2009
Licensing and other revenue	$50,501	$56,408	$59,367	$65,782
Operating income	34,177	38,957	38,344	41,087
Net income attributable to Iconix Brand Group, Inc.	15,649	19,291	20,454	19,716

Basic earnings per share(1)	0.27	0.31	0.29	0.28
Diluted earnings per share(1)	0.26	0.30	0.28	0.27

(1) Quarterly earnings per share amounts may not add to full year amounts due to rounding.

(2) Includes a net gain related to specific litigation of $15.7 million and a write down of auction rate securities of $13.0 million in the fourth fiscal quarter of 2010.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Iconix Brand Group, Inc.
New York, New York

The audits referred to in our report dated February 25, 2011, relating to the consolidated financial statements of Iconix Brand Group, Inc. and Subsidiaries, which is contained in Item 8 of this Form 10-K also included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based upon our audits.

In our opinion the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO USA LLP

February 25, 2011 New York, New York

Schedule II - Valuation and Qualifying Accounts
Iconix Brand Group, Inc. and Subsidiaries
(In thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period

Reserves and allowances deducted from asset accounts:

Accounts Receivables (a):

Year ended December 31, 2010	$3,917	$2,253	$(5)	$6,165
Year ended December 31, 2009	$519	$4,312	$(914)	$3,917
Year ended December 31, 2008	$3,519	$1,879	$(4,879)	$519

(a)	These amounts include reserves for bad debts.