Form 10-K/A
period 2010-12-31
ICONIX BRAND GROUP, INC.
filed 2011-04-29
CIK 857737

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of the close of business on June 30, 2010 was approximately $1,031.0 million. As of April 14, 2011, 72,889,583 shares of the registrant's Common Stock, par value $.001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Iconix Brand Group, Inc. for the fiscal year ended December 31, 2010, originally filed with the Securities and Exchange Commission (“SEC”) on February 25, 2011 (the “Original Filing”). We are filing this Amendment to amend Part III of the Original Filing to include the information required by and not included in Part III of the Original Filing because we no longer intend to file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2010 and the cover page of the Amendment reflects this fact. In connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment certain new certifications by our principal executive officer and principal financial officer. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications.

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

Our executive officers and directors and their respective ages and positions are as follows:

Name	Age	Position(s)
Neil Cole	54	Chairman of the Board, President and Chief Executive Officer

Warren Clamen	46	Executive Vice President and Chief Financial Officer

Andrew Tarshis	45	Executive Vice President and General Counsel

Yehuda Shmidman	29	Chief Operating Officer

David Blumberg	52	Executive Vice President - Head of Strategic Development

Barry Emanuel1,3	69	Director

Drew Cohen1, 2	42	Director

F. Peter Cuneo2, 3	67	Director

Mark Friedman1, 3	47	Director

James A. Marcum 1, 2	51	Director

Laurence N. Charney	64	Director

(1)	Member of governance/nominating committee.
(2)	Member of audit committee.
(3)	Member of compensation committee.

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

Yehuda Shmidman has served as our Chief Operating Officer since July 2010.  Prior to that he served as our Executive Vice President, Operations since August 2009 and has held various titles in our business development department since joining us in October 2005.  Prior to joining our company, Mr. Shmidman held corporate development positions at licensing agencies based in New York, where he was involved with launching several direct-to-retail brands, including Isaac Mizrahi at Target, “Merch” Vintage Rock at Kmart, and Fieldcrest at Target.  Mr. Shmidman graduated magna cum laude from Yeshiva University with a Bachelor's degree in Political Science.

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

F. Peter Cuneo has served on our Board since October 2006. From June 2004 through December 2009 Mr. Cuneo served as the Vice Chairman of the Board of Directors of Marvel Entertainment, Inc. (“Marvel Entertainment”), a publicly traded entertainment company active in motion pictures, television, publishing, licensing and toys, and prior thereto, he served as the President and Chief Executive Officer of Marvel Entertainment from July 1999 to December 2002. Mr. Cuneo has also served as the Chairman of Cuneo & Co., L.L.C., a private investment firm, since July 1997 and previously served on the Board of Directors of WaterPik Technologies, Inc., a New York Stock Exchange company engaged in designing, manufacturing and marketing health care products, swimming pool products and water-heating systems, prior to its sale in 2006. From October 2004 to December 2005, he served on the Board of Directors of Majesco Entertainment Company, a provider of video game products primarily for the family oriented, mass market consumer. Mr. Cuneo received a Bachelor of Science degree from Alfred University in 1967 and currently serves as the Chairman of the Alfred University Board of Trustees.  Mr. Cuneo received a Masters degree in business administration from Harvard Business School in 1973.  The Board believes that Mr. Cuneo’s extensive business and financial background and significant experience as an executive of Marvel Entertainment, an owner and licensor of iconic intellectual property, contributes important expertise to our Board.

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

Laurence N. Charney has served on our Board since February 2011.  Since August 2008, Mr. Charney has served as a private consultant to financial and accounting firms.   Previously, from 1970 through June 2007, Mr. Charney was employed by Ernst & Young, LLP, a registered public accounting firm, retiring as a partner.  Mr. Charney currently serves as a director of Mrs. Fields’ Original Cookies, Inc., a private company involved in the development and franchising of retail stores, which sell cookies and other bakery products in the United States and internationally.   In addition, Mr. Charney previously served as a director and audit committee member of Marvel Entertainment, Inc., XTL Bio-Pharmaceuticals Ltd., and Pure Biofuels, Inc.. Mr. Charney graduated with a BBA degree from Hofstra University and completed the Executive MBA in Business program at Columbia University.  The Board believes that Mr. Charney’s significant accounting and financial background contributes important expertise to our Board.

Election of officers

Our Board of Directors elects the officers of the Company on an annual basis and its officers serve until their successors are duly elected and qualified. No family relationships exist among any of our officers or directors.

Election of directors

Our Board of Directors is currently comprised of seven directors. At each annual meeting of stockholders, the successors to the directors then serving are elected to serve from the time of their election and qualification until the next annual meeting following their election or until their successors have been duly elected and qualified, or until their earlier death, resignation or removal. All of our current directors have been elected to serve until the annual meeting of stockholders to be held in 2011.

Audit Committee and Audit Committee Financial Expert

Our Board has appointed an Audit Committee each of whose members is, and is required to be, an “independent director” under the Listing Rules of NASDAQ. The members of our Audit Committee are Messrs. Cuneo, Cohen and Marcum, and Mr. Cuneo currently serves as its chairperson. In addition to being an “independent director” under the Listing Rules of NASDAQ, each member of the Audit Committee is an independent director under applicable SEC rules under the Securities Exchange Act of 1934. Our Board of Directors has also determined that Mr. Cuneo is our “audit committee financial expert,” as that term is defined under applicable SEC rules and NASDAQ Listing Rules, serving on the Audit Committee.

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

Based solely on our review of the copies of such forms received by us, we believe that during 2010, there was compliance with the filing requirements applicable to our officers, directors and greater than 10% common stockholders.

Code of Business Conduct

We have adopted a written code of business conduct that applies to our officers, directors and employees.  Copies of our code of business conduct are available, without charge, upon written request directed to our corporate secretary at Iconix Brand Group, Inc., 1450 Broadway, New York, NY 10018.

Item 11. Executive Compensation

Compensation Discussion and Analysis

The purpose of this Compensation Discussion and Analysis is to provide the information necessary for understanding the compensation philosophy, policies and decisions which are material to the compensation of our principal executive officer, our principal financial officer and our three other most highly compensated executive officers (we refer to these officers as our “named executive officers”) during 2010. This Compensation Discussion and Analysis will place in context the information contained in the tables and accompanying narratives that follow this discussion.

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

We enter into employment agreements with senior officers, including our named executive officers, when the compensation committee determines that an employment agreement is in order for us to obtain a degree of certainty as to an executive’s continued employment in light of prevailing market conditions and competition for the particular position held by the officer, or where the compensation committee determines that an employment agreement is appropriate to attract an executive in light of market conditions, the prior experience of the executive or practices at our company with respect to other similarly situated executives. Based on these and any other factors then deemed relevant, in 2008 we  entered into new employment agreements with Messrs. Neil Cole, Warren Clamen and Andrew Tarshis, all of whom were executive officers at the time.  We also entered into a new employment agreement in February 2009 with Mr. Blumberg, our executive vice president and head of strategic development, and we entered into a new employment agreement in November 2009 with Mr. Shmidman, our then executive vice president of operations, who is currently our chief operating officer. Messrs. Blumberg and Shmidman became executive officers in August 2009.

Forms of Compensation Paid to Named Executive Officers During 2010

During the last fiscal year, we provided our named executive officers with the following forms of compensation:

Base salary. Base salary represents amounts paid during the fiscal year to named executive officers as direct guaranteed compensation under their employment agreements for their services to us.

Equity-based awards. Awards of restricted stock units, shares of restricted stock and stock options are made under our 2006 Equity Incentive Plan and our 2009 Equity Incentive Plan, which were approved by our stockholders in August 2006 and August 2009, respectively. Shares of restricted stock that were issued subject to a vesting schedule cannot be sold until and to the extent the shares have vested. In 2010, we awarded shares of restricted stock to certain of our named executive officers.   While we have not formally adopted any policies with respect to cash versus equity components in the mix of executive compensation, we feel that it is important to provide for a compensation mix that allows for acquisition of a meaningful level of equity ownership by our named executive officers in order to help align their interests with those of our stockholders.

Cash bonuses. Messrs. Cole, Clamen, Tarshis and Blumberg received cash bonuses in 2010.  Mr. Cole received a contractually guaranteed cash bonus of $1,725,000 based upon our achievement of certain 2010 performance goals.  Mr. Cole was also awarded a discretionary cash bonus of $2,300,000 in February 2011 related to our 2010 performance. In May 2008, our stockholders adopted the Executive Incentive Bonus Plan discussed below.

Perquisites and other personal benefits. During 2010, our named executive officers received, to varying degrees, a limited amount of perquisites and other personal benefits that we paid on their behalf. These included, among other things:

•	payments of life insurance premiums; and
•	car allowances.

Objectives of Our Compensation Program

The compensation paid to our named executive officers is generally structured into two broad categories:

•	base salary; and
•
incentive compensation, either in the form of equity-based awards under our various equity incentive and stock option plans; cash payments tied to the satisfaction of specified performance criteria set forth in the executive officers employment agreement and from time to time certain of our named executive officers also have received discretionary cash bonuses not tied to specific pre established  performance criteria.

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

Determination of Compensation for Named Executive Officers

Compensation of chief executive officer. During 2010, the compensation of Mr. Cole, our chairman, president and chief executive officer was primarily based on Mr. Cole’s employment agreement dated January 28, 2008, as amended on December 24, 2008, which agreement was effective as of January 1, 2008. In determining the salary and other forms of compensation for Mr. Cole, the compensation committee took into consideration Mr. Cole’s contribution to our growth over the past several years under his leadership, and his substantial experience and performance in the industry in general and with us in particular. The compensation committee also considered the increased responsibilities of Mr. Cole as a result of our diversification and the substantial growth experienced by our company during his tenure. The compensation committee believes that Mr. Cole’s compensation for 2010 as our principal executive officer reflects our performance during 2010 and his significant contributions to that performance.

See “Executive Compensation - Narrative to Summary Compensation Table and Plan-Based Awards Table - Employment Agreements” for further description of Mr. Cole's employment agreement.

Overall compensation program. Compensation of our executive officers, including the named executive officers, has been determined by the Board of Directors pursuant to recommendations made by the chief executive officer and the compensation committee. The compensation committee is responsible for, among other things, reviewing and recommending approval of the compensation of our executive officers; administering our equity incentive and stock option plans; reviewing and making recommendations to the Board of Directors with respect to incentive compensation and equity incentive and stock option plans; evaluating our chief executive officer’s performance in light of corporate objectives; and setting our chief executive officer’s compensation based on the achievement of corporate objectives.

With respect to the named executive officers, their compensation is based upon what we believe is a competitive base salary in view of our business strategy and accelerated growth goals. In conjunction with our compensation committee, we have assessed our total compensation program, and its components, and believe that it operates well to serve both our goals and the current, short-term and long-term compensation needs of the executive officers. We have implemented a stockholder approved Executive Incentive Bonus Plan in conformance with Section 162(m) of the Internal Revenue Code of 1986 (“Internal Revenue Code” or “Code”) for our named executive officers and other senior executives.  In 2010, Mr. Cole was the only named executive officer who was eligible to earn an award under the Executive Incentive Bonus Plan, and he did receive an award under the Executive Incentive Bonus Plan.

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

The following were contractual increases in the base salaries of our named executive officers from 2009 to 2010 as set forth on the table below:

Named Executive Officer	2009 Base Salary	2010 Base Salary	Change in Base	Percentage of 2009 Base Salary
Neil Cole	$1,000,000	$1,000,000	$-	0%
Warren Clamen	400,000	400,000	-	0%
Andrew Tarshis	400,000	400,000	-	0%
Yehuda Shmidman	350,000	375,000	25,000	7%
David Blumberg	400,000	400,000	-	0%

Equity-based awards. During 2010 equity awards were made to certain of our named executive officers pursuant to our 2009 Equity Incentive Plan and our 2006 Equity Incentive Plan which provide for awards in the form of stock options, stock appreciation rights, restricted stock, unrestricted stock, stock units including restricted stock units, and performance awards to eligible persons. The mix of cash and equity-based awards, as well as the types of equity-based awards, granted to our named executive officers varies from year to year. Consideration has been given to various factors, such as the relative merits of cash and equity as a device for retaining and motivating the named executive officers, individual performance, an individual’s pay relative to others, contractual commitments pursuant to employment or other agreements, and the value of already-outstanding grants of equity in determining the size and type of equity-based awards to each named executive officer.  As of December 31, 2010, the number of shares remaining for issuance under the  2009 Equity Incentive Plan was 1,909,669.

In 2010, we continued to utilize restricted stock as the primary form of equity compensation primarily because of the increased stock-based compensation expense associated with stock options and similar instruments under Accounting Standards Codification Topic 718 - Stock Compensation. This accounting standard, which we adopted as of January 1, 2006, requires us to record as compensation expense the grant date fair value of restricted stock over the life of the grant.

As described above, we generally provide a substantial portion of named executive officer compensation in the form of equity awards because the compensation committee has determined that such awards serve to encourage our executives to create value for our company over the long-term, which aligns the interests of named executive officers with those of our stockholders.

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

Generally, restricted stock and stock option awards granted to named executive officers as either initial or annual performance grants or in connection with employment agreement renewals vest in equal installments over the term of the agreement, or a period determined by the compensation committee, typically beginning on the first anniversary of the date of grant. Restricted stock grants for 2010 were as follows: Mr. Clamen – 3,145 shares of restricted stock, Mr. Tarshis – 3,145 shares of restricted stock, Mr. Shmidman – 20,939 shares of restricted stock, and Mr. Blumberg – 17,913 shares of restricted stock.  The aforementioned grants to Messrs. Clamen, Tarshis and Shmidman vest over a one to three year period; the grant to Mr. Blumberg vested on the grant date.  In addition, in 2010 Mr. Blumberg was granted 15,000 options as a result of the Company’s consummation of an acquisition that met certain specified performance criteria set forth in his employment agreement; these options vested immediately.  For a discussion of the performance criteria relating to Messrs. Cole’s and Blumberg’s equity awards, please see the description of their respective employment agreements following the Summary Compensation Table.

Cash bonuses. In May 2008 our stockholders approved the Executive Incentive Bonus Plan, sometimes referred to as the bonus plan.  The purpose of the bonus plan is to promote the achievement of our short-term, targeted business objectives by providing competitive incentive reward opportunities to our executive officers who can significantly impact our performance towards those objectives. Further, the bonus plan enhances our ability to attract, develop and motivate individuals as members of a talented management team. The bonus plan is administered, and can be amended, by the compensation committee.  All awards are paid in cash.  Awards made under the bonus plan are subject to a participant achieving one or more performance goals established by the compensation committee. The performance goals may be based on our overall performance, and also may recognize business unit, team and/or individual performance. No payment will be made under the bonus plan unless the compensation committee certifies that at least the minimum objective performance measures have been met. Such performance measures may include specific or relative targeted amounts of, or changes in: earnings before interest, taxes, depreciation and amortization, herein referred to as EBITDA; revenues; expenses; net income; operating income; equity; return on equity, assets or capital employed; working capital; stockholder return; production or sales volumes; or certain other objective criteria.   In 2010, our chairman, president and chief executive officer was the only named executive officer who was eligible to receive a bonus under the bonus plan, and only he received a bonus under the bonus plan.

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

Additionally, cash bonuses are also covered by employment agreements with our executive officers.  Under his employment agreement, in 2010 our chairman, president and chief executive officer received two separate cash performance based bonuses pursuant to his employment agreement and the Executive Bonus Plan which aggregated to $1,725,000.  Mr. Cole earned $1,225,000 based on the Company’s achievement of approximately $205.9 million of EBITDA, which represents 110% of the targeted EBITDA established by the Board of Directors.  Also under his employment agreement, Mr. Cole earned $500,000 based on the Company’s revenue growth of approximately 43%, which puts it in the upper 50th percentile of companies compiled in the Standard & Poors Small Cap Retailing Index for 2010.  Also in 2010, Messrs. Clamen and Tarshis each received a discretionary cash bonus of $100,000 under their respective employment agreements, and, as noted above, Mr. Cole received a discretionary cash bonus of $2,300,000.  These bonuses were based upon both the individual performance of the executives and our overall performance but were not tied to any specified performance criteria. Further, in 2010 Mr. Blumberg received a cash payment of $500,000 as a result of the Company’s consummation of an acquisition that met certain specified performance criteria set forth in his employment agreement.

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

Perquisites. The perquisites provided to some or all of our executive officers are described below. Perquisites are generally provided, as applicable, in accordance with the executives’ employment agreements. Below is a list of material perquisites, personal benefits and other items of compensation we provided to our named executive officers in 2010, the total amount of each such item paid to all named executive officers and an explanation as to why we chose to pay the item.

Perquisite, Other Benefit or Other Item of Compensation (1)	Aggregate Amount of This Perquisite Paid to All Named Executive Officers in 2010	Additional Explanation for Offering Certain Perquisites
Car allowances	$105,821
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

Our 2009 Equity Incentive Plan and our other plans are intended to allow us to make awards to executive officers that are deductible under the Section 162(m) of the Code, which otherwise sets limits on the tax deductibility of compensation paid to a company’s most highly compensated executive officers. The compensation committee will continue to seek ways to limit the impact of Section 162(m). However, the compensation committee also believes that the tax deduction limitation should not compromise our ability to maintain incentive programs that support the compensation objectives discussed above or compromise our ability to attract and retain executive officers. Achieving these objectives and maintaining flexibility in this regard may therefore result in compensation that is not deductible by Iconix for federal income tax purposes.

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

Compensation Committee Interlocks and Insider Participation

None of the directors on our compensation committee, or who served as a member of our compensation committee at any time during 2010, is or was formerly an officer or employee of the Company or had any relationship or related person transaction requiring disclosure under the rules of the Securities and Exchange Commission. During 2010, none of our executive officers served on the board of directors or the compensation (or equivalent) committee of any other entity that has officers that serve on our Board of Directors or on our compensation committee. In addition, none of the members of our compensation committee were formerly, or during 2010, employed by us in the capacity as an officer or otherwise.

The members of our compensation committee are, and during 2010 were, Messrs. Cuneo, Emanuel and Friedman. Mr. Friedman currently serves as its chairperson.  Steven Mendelow also served on the compensation committee prior to his resignation from our Board of Directors in December 2010.

Compensation Committee Report

The compensation committee of our Board of Directors has reviewed and discussed with management the Compensation Discussion and Analysis for 2010 appearing in this Report.  Based on such reviews and discussions, the compensation committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Report for filing with the SEC.

COMPENSATION COMMITTEE

Mark Friedman, Chairperson
Barry Emanuel
F. Peter Cuneo

SUMMARY COMPENSATION TABLE

The following table includes information for 2010, 2009, and 2008 with respect to our named executive officers.

Summary Compensation Table

		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non- qualified Deferred Compensation Earnings	All Other Compensation		Total
Name and		($)	($)	($)	($)	($)	($)	($)		($)
Principal Position	Year	(a)	(b)	(c)	(d)	(e)	(f)	(g)		(h)
Neil Cole	2010	$1,000,000	$2,300,000	$-	$-	$1,725,000	$-	$55,241	(1)	$5,080,241
President and Chief Executive Officer	2009	$1,000,000	$-	$8,309,609	$-	$1,500,000	$-	$42,791	(1)	$10,852,400

	2008	$1,000,000	$500,000	$30,400,008	$-	$500,000	$-	$53,264	(1)	$32,453,272

Warren Clamen(3)	2010	$400,000	$100,000	$52,301	$-	$-	$-	$18,000	(2)	$570,301
Executive Vice President and Chief Financial Officer	2009	$356,806	$100,000	$1,235,494	$-	$-	$-	$18,000	(2)	$1,710,369

	2008	$306,250	$50,000	$80,501	$-	$-	$-	$18,000	(2)	$454,751

Andrew Tarshis(3)	2010	$400,000	$100,000	$52,301	$-	$-	$-	$18,000	(2)	$570,301
Executive Vice President and General Counsel	2009	$356,806	$100,000	$1,235,494	$-	$-	$-	$18,000	(2)	$1,710,369

	2008	$306,250	$50,000	$80,501	$-	$-	$-	$18,000	(2)	$454,751

Yehuda Shmidman(4)	2010	$352,936	$-	$352,308	$-	$-	$-	$18,000	(2)	$723,244
Chief Operating Officer
	2009	$262,121	$216,667	$956,219	$-	$-	$-	$18,000	(2)	$1,453,007

	2008	$-	$-	$-	$-	$-	$-	$-		$-

David Blumberg(5)	2010	$400,000	$-	$345,900	$109,530	$500,000	$-	$18,000	(2)	$1,373,430
Executive Vice President, Head of Strategic Development	2009	$400,000	$-	$453,915	$220,465	$500,000	$-	$18,000	(2)	$1,592,380

	2008	$-	$-	$-	$-	$-	$-	$-		$-

(a)      Salary includes, as applicable, base salary, pro-rated salaries for changes made to base salary during the year, as defined in the employment agreements.

(b)     Bonuses are fixed incentive and/or percentage incentive, as provided for in the applicable employment agreements or discretionary, as determined by the compensation committee. For 2010, Mr. Cole received cash performance based bonuses of $1,225,000 and $500,000 for a total of $1,725,000, pursuant to his employment agreement and the Executive Incentive Bonus Plan.  The performance targets for 2010 were as follows: $1,225,000 was earned for our achievement of approximately $205.9 million of EBITDA, which represents 110% of the targeted EBITDA established by the Board of Directors; $500,000 was earned for the our achievement of 43% revenue growth, which puts it in the upper 50th percentile of companies compiled in the Standard & Poors Small Cap Retailing Index for 2010.  For 2009, Mr. Cole received cash performance based bonuses of $1,000,000 and $500,000 for a total of $1,500,000, pursuant to his employment agreement and the Executive Bonus Plan. The performance targets for 2009 were as follows: $1,000,000 was earned for our achievement of approximately $163.1 million of EBITDA, which represents 100% of the targeted EBITDA established by the Board of Directors; $500,000 was earned for our achievement of 7% revenue growth, which puts us in the upper 50 th  percentile of companies compiled in the Standard & Poors Small Cap Retailing Index for 2009. In accordance with SEC rules, the 2010, 2009 and 2008 performance-based bonuses paid to Mr. Cole have been reflected in this table under the Non-Equity Incentive Plan Compensation column. In addition, in February 2011, the Compensation Committee awarded Mr. Cole a discretionary bonus of $2,300,000 based on our 2010 performance, which, in accordance with SEC rules, has been reflected in this table under the Bonus column.  For 2010, Messrs. Clamen and Tarshis each received discretionary cash bonuses of $100,000 respectively, pursuant to their employment agreements.  For 2009, Messrs. Clamen and Tarshis each received discretionary cash bonuses of $100,000, pursuant to their employment agreements or otherwise and Mr. Shmidman received a $150,000 cash bonus as specified under his employment agreement and an additional discretionary bonus of $66,667. For the year ended December 31, 2008, Messrs. Clamen and Tarshis each received cash bonuses of $50,000 pursuant to their employment agreements. For the year ended December 31, 2008, Mr. Cole received a cash sign-on bonus in the amount of $500,000 in connection with his new employment agreement. Mr. Cole also received a cash performance based bonus of $500,000 in 2008 pursuant to his employment agreement and the Executive Incentive Bonus Plan. The performance target for 2008 was our achievement of approximately $150 million of EBITDA, which represents 80% of the targeted EBITDA established by the Board of Directors.

(c)      The amounts shown in this column represent the aggregate grant date fair value in 2010, 2009, and 2008 with respect to shares of restricted stock and stock options. The 2008 award values were recalculated from amounts shown in prior filings made by us with SEC to reflect their grant date fair values, as required by SEC rules effective for 2010. See Notes 6 and 13 to Notes to the Consolidated Financial Statements included in this Report for a discussion for the relevant assumptions used in calculating grant date fair value.

(d)      Option awards include, as applicable, Iconix options and equity-based compensation instruments that have option-like features and amounts represent grant date fair value.

(e)      Non-equity incentive plan compensation represents the dollar value of all amounts earned during the fiscal year pursuant to non-equity incentive plans. There was no such compensation for 2010, 2009 and 2008 other than the cash payments of $500,000 in each of 2010 and 2009.   Mr. Blumberg received upon our consummation of an acquisition in 2010 that had a “value” (as defined in his employment agreement) of greater than $30 million and the consummation of two acquisitions in 2009, each of which had a “value” (as defined in his employment agreement) of less than $30 million, and the performance-based payments received by Mr. Cole in 2010, 2009 and 2008 described in footnote (b) above.
 .
 (f)      Change in pension value and non-qualified deferred compensation earnings represents the aggregate increase in actuarial value to the named executive officer of all defined benefit and actuarial plans accrued during the year and earnings on non-qualified deferred compensation. There were no defined benefit plans, actuarial plans, or non-qualified deferred compensation for 2010, 2009, and 2008.

(g)      All other compensation includes, as applicable, car allowances and life insurance premiums (see the list of perquisites above).

(h)      Total compensation represents all compensation from us earned by the named executive officer for the year.

(1)      Represents premiums paid by us on a life insurance policy for the benefit of the beneficiaries of Mr. Cole, as well as a car allowance.

(2)      Represents amounts paid by us for executives' car allowances.

(3)      Mr. Clamen currently serves as our executive vice president and chief financial officer. Prior to November 2008, Mr. Clamen served as our chief financial officer. Mr. Tarshis currently serves as our executive vice president and general counsel. Prior to November 2008, Mr. Tarshis served as our senior vice president and general counsel.

(4)      Mr. Shmidman currently serves as our chief operating officer.  Prior to July 2010, Mr. Shmidman served as our executive vice president of operations since August 2009.  Prior to August 2009, Mr. Shmidman served as our Senior Vice President.  Compensation information for 2008 is not provided since Mr. Shmidman was not an executive officer during that year.

(5)      Since February 2009 Mr. Blumberg has served as our Head of Strategic Development and he became an executive officer in August 2009 when he assumed the position of executive vice president-head of strategic development.  Prior to February 2009, Mr. Blumberg served us as a full-time consultant overseeing our mergers and acquisitions activities.

GRANTS OF PLAN-BASED AWARDS

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh) ($)	Closing Price of Common Stock Units on Date of Grant ($)	Grant Date Fair Value of Stock and Option Awards
Neil Cole	-	-	-	-	-	-	-	-	-	-	-	$-

Warren Clamen	4/8/10	-	-	-	-	-	-	3,145	-	-	16.63	$52,301

Andrew Tarshis	4/8/10	-	-	-	-	-	-	3,145	-	-	16.63	$52,301

Yehuda Shmidman	4/8/10	-	-	-	-	-	-	3,145	-	-	16.63	$52,301
	8/3/10	-	-	-	-	-	-	17,794	-	-	16.86	$300,007

David Blumberg	6/3/10	-	-	-	-	-	-		15,000	16.33	-	$109,530
	12/31/10	-	-	-	-	-	-	17,913	-		19.31	$345,900

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

The annual performance goals required for the portion of Mr. Cole’s PSUs to vest for the year ended December 31, 2010 were as follows: EBITDA of $194.0 million, (for which Mr. Cole earned 118,169 PSUs); market capitalization of $1,585.2 million, (for which Mr. Cole earned no PSUs); and a stock price of $27.62 per share, (for which Mr. Cole earned no PSUs).

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

Yehuda Shmidman

On November 17, 2009 we entered into  a new employment agreement with Yehuda Shmidman, herein referred to as the Shmidman employment agreement.  The Shmidman employment agreement provides for the employment of Mr. Shmidman as our executive vice president of operations for a term of three years.  In July 2010, Mr. Shmidman was promoted to chief operating officer.

Under the Shmidman employment agreement, Mr. Shmidman is entitled to an annual base salary of not less than $350,000, $375,000 and $400,000, during the first, second and third years of the term of his employment agreement.  In addition, under the employment agreement Mr. Shmidman received a bonus of $150,000 in 2009 and commencing in 2010 he became eligible to participate in our executive bonus program and is eligible to receive bonuses of up to 100% of his base salary or such maximum amount available under any executive bonus program generally applicable to our senior executives.

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

In addition, under the employment agreement Mr. Blumberg is also entitled to receive an award of up to 107,476 shares of our common stock, referred to as the award shares. For each acquisition that closes during a calendar year one sixth of the shares will vest at the end of such calendar year subject to an annual vesting cap specified in the employment agreement. On December 31, 2010 and 2009 a total of  17,913 and 35,826, respectively, of the award shares were granted to Mr. Blumberg and vested. To date the Company has not granted the balance of the award to Mr. Blumberg. Any of the award shares that would have vested in a particular year but for the cap instead will vest on December 31, 2011, subject to certain forfeiture provisions. Mr. Blumberg is also entitled to various benefits, including benefits available to our other senior employees including an automobile allowance and certain life insurance and medical and dental benefits.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information with respect to outstanding equity-based awards at December 31, 2010 for our named executive officers.

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options Exerciseable	Number of Securities Underlying Unexercised Options Unexerciseable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested		Vesting Date of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Name	(#)(a)	(#)	(#)	($)		(#)			($)	(#)		($)
Neil Cole(1)	76,500	-	-	2.30	10/26/2011	236,337	(1)	12/31/2011	$4,563,667	157,558	(2)	$3,042,445
	273,500	-	-	2.30	10/26/2011	236,337	(1)	12/31/2012	4,563,667	157,558	(2)	3,042,445
	600,000	-	-	2.75	4/23/2012	-		-	-	78,779		1,521,222
	15,000	-	-	4.41	5/22/2012	-		-	-	78,779		1,521,222
	800,000	-	-	4.62	3/29/2015	-		-	-	78,779		1,521,222
	200,000	-	-	10.00	12/28/2015	-		-	-	-		-

Warren Clamen						3,145		4/8/2011	$60,730	-		-
						23,514		11/11/2011	454,055	-		-

Andrew Tarshis						3,145		4/8/2011	$60,730	-		-
						23,514		11/11/2011	454,055	-		-

Yehuda Shmidman						24,930		11/16/2011	$481,398	-		-
						24,929		11/16/2012	481,379	-		-
						3,145		4/8/2011	60,730	-		-
						5,932		8/3/2011	114,547	-		-
						5,931		8/3/2012	114,528	-		-
						5,931		8/3/2013	114,528	-		-

David Blumberg (3)	30,000	-	-	$20.18	3/9/2017	-		-	-	-		-
	55,000	-	-	20.40	3/30/2017	-		-	-	-		-
	55,000	-	-	23.66	10/3/2017	-		-	-	-		-
	30,000	-	-	20.02	12/17/2017	-		-	-	-		-
	20,000	-	-	6.65	10/2/2018	-		-	-	-		-
	15,000	-	-	17.16	9/22/2019	-		-	-	-		-
	15,000	-	-	11.66	10/30/2019	-		-	-	-		-
	15,000	-	-	16.33	6/3/2020	-

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

(2)
As noted above, Mr. Cole was granted 1,181,684 RSUs and 571,150 PSUs on February 19, 2008 pursuant to his employment agreement with us. At that time he was also entitled to receive an additional 216,639 PSU’s under his employment agreement.  On May 21, 2008, Mr. Cole entered into an agreement with us that provided for the rescission of 256,034 of the previously granted 571,150 PSUs, which rescinded PSUs were then added to 216,639 additional PSUs he was entitled to under his employment agreement (a total of 472,673 PSUs). These 472,673 PSUs were granted to Mr. Cole in 2009. The 551,452 PSUs reflected in the table represent the unearned portion of the 787,790 PSUs granted to Mr. Cole under the terms of his employment agreement. In February 2011, the Compensation Committee determined that the $194.0 million EBITDA target was achieved, and, therefore, Mr. Cole earned 118,169 of the 157,558 PSU’s that he was eligible to earn for the year ended December 31, 2010.  In February 2010, the Compensation Committee determined that the $160 million EBITDA target was achieved, and, therefore, Mr. Cole earned 39,390 of 157,558 PSU's that he was eligible to receive for the year ended December 31, 2009. In February 2009, the Compensation Committee determined that the $147 million EBITDA target was achieved, and, therefore, Mr. Cole earned 78,779 of 157,558 PSU's that he was eligible to receive for the year ended December 31, 2008. The other performance goals involving market capitalization and share price were not achieved with respect to the years ended December 31, 2010, 2009 and 2008.

(3)
At December 31, 2010 and 2009 Mr. Blumberg had been awarded 17,913 and 35,826, respectively, of the 107,476 shares of common stock issuable under his employment agreement. All of the 17,913 and 35,826 shares awarded on each such date vested on such date.

Grant dates and vesting dates for all outstanding equity awards at December 31, 2010 are as follows:

	Number of Securities Underlying Unvested Restricted Stock	Number of Securities Underlying Unexercised Options Exerciseable
Name	(#)	(#)	Grant Date	Vesting Date
Neil Cole
	-	76,500	10/26/2001	10/26/2001
	-	273,500	10/26/2001	10/26/2001
	-	200,000	4/23/2002	2/1/2003
	-	200,000	4/23/2002	2/1/2004
	-	200,000	4/23/2002	2/1/2005
	-	15,000	5/22/2002	5/22/2002
	-	800,000	3/29/2005	3/29/2005
	-	200,000	12/28/2005	12/28/2005
	236,337	-	8/13/2009	12/31/2011
	236,337	-	8/13/2009	12/31/2012
	78,779	-	1/28/2008	12/31/2012
	78,779	-	8/13/2009	12/31/2012
	78,779	-	8/13/2009	12/31/2012
	157,558	-	8/13/2009	12/31/2011
	157,558	-	8/13/2009	12/31/2012

Warren Clamen	23,514	-	9/22/2009	11/10/2011
	3,145	-	4/8/2010	4/8/2011

Andrew Tarshis	23,514	-	9/22/2009	11/10/2011
	3,145	-	4/8/2010	4/8/2011

Yehuda Shmidman	24,929	-	11/17/2009	11/16/2011
	24,929	-	11/17/2009	11/16/2012
	3,145		4/8/2010	4/8/2011
	5,932		8/3/2010	8/3/2011
	5,931		8/3/2010	8/3/2012
	5,931		8/3/2010	8/3/2013

David Blumberg	-	30,000	3/9/2007	3/9/2007
	-	55,000	3/30/2007	3/30/2007
	-	55,000	10/3/2007	10/3/2007
	-	30,000	12/17/2007	12/17/2007
	-	20,000	10/2/2008	10/2/2008
	-	15,000	9/22/2009	9/22/2009
	-	15,000	10/30/2009	10/30/2009
	-	15,000	6/3/2010	6/3/2010

OPTION EXERCISES AND STOCK VESTED

The following table sets forth certain information regarding exercise of options and vesting of restricted stock held by our named executive officers during the year ended December 31, 2010.

	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise(1)	Value Realized on Exercise(2)	Number of Shares Acquired on Vesting		Value Realized on Vesting
Name	(#)	($)	(#)		($)
Neil Cole	245,366	$3,496,466	236,337	(3)	$4,563,667
	-	-	118,169	(3)	2,281,843

Warren Clamen	60,000	$742,800	2,982		$49,374
	50,000	372,000	1,624		24,539
	-	-	23,514		419,725

Andrew Tarshis	10,000	$86,300	2,982		$49,374
	-	-	1,624		24,539
	-	-	23,514		419,725

Yehuda Shmidman	10,000	$88,600	4,979		$82,452
	10,000	74,400	2,166		32,728
	-	-	24,929		442,246

David Blumberg	-	-	35,826		$453,915

(1)
The number of shares reflects the gross amount issued upon the exercise of the options and does not give effect to the withholding of a portion of the shares by us to satisfy certain withholding tax liability of the person exercising the options.

(2)	Included in this column is the aggregate dollar amount realized by the named executive officer upon exercise of the options.

(3)
Includes 236,337 shares of common stock underlying RSU's that vested on December 31, 2010 and 118,169 shares of common stock underlying PSU's that were deemed earned by the compensation committee for the year ended December 31, 2010 as more fully discussed in footnote 2 to the table of Outstanding Equity Awards at Fiscal Year-End. The delivery of the 236,337 shares of common stock underlying the RSU's was deferred, as more fully discussed in footnote 1 to the table of Outstanding Equity Awards at Fiscal Year-End.

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

Termination Payments (without a change in control)

The table below includes a description and the amount of estimated payments and benefits that would be provided by us (or our successor) to each of the named executive officers under each employment agreement, assuming that a termination circumstance occurred as of December 31, 2010 and a “change in control” had not occurred:

		Estimated Amount of Termination Payment to:
Type of Payment	Termination Event	Neil Cole(1)		Warren Clamen		Andrew Tarshis		Yehuda Shmidman		David Blumberg

Payment of earned but unpaid salary, unreimbursed expense, and accrued but unused vacation time (2)	Termination for Cause or by executive without Good Reason	none		none		none		none		none

Earned but unpaid bonuses (2)	Termination without Cause or by executive for Good Reason, death or disability	none		none		none		none		none

Lump Sum Severance Payment	Termination without Cause or by executive for Good Reason	$6,350,000	(3)	$344,110	(4)	$344,110	(4)	$730,822	(4)	400,000	(4)

Pro rata portion of current year bonuses	Death, termination without Cause, or termination by executive for Good Reason	$ none	(6)	none	(5)	none	(5)	none	(5)	none	(6)

Continued coverage under medical, dental, hospitalization and life insurance plans	Death, termination without Cause, or termination by executive for Good Reason	$52,388		$1,247		$44,207		44,072		44,207

1 Upon Mr. Cole's termination without cause by us or for good reason by Mr. Cole, 75% of the then remaining unvested restricted  stock units shall immediately vest, and the portion of performance based units shall become vested on the achievement of the performance goals through the date of termination.

2  At December 31, 2010, each named executive officer is assumed to have received all such payments.

3  Payable one half in monthly installments, and half on December 31, 2010.

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

Under the circumstances described above, all of the named executive officers were entitled to an accelerated vesting and payment of stock options and restricted stock awards granted to that named executive officer. However, the sum of any lump sum payments, the value of any accelerated vesting of stock options and restricted stock awards, and the value of any other benefits payable to the named executive officer, with the exception of Mr. Cole, may not equal or exceed an amount that would constitute an “excess parachute payment” (as defined in Section 280G of the Internal Revenue Code).  With respect to Mr. Cole, such payment is due within 60 days of December 31, 2010.

The following table quantifies the estimated maximum amount of payments and benefits under our employment agreements and agreements relating to awards granted under our equity incentive and stock option plans to which the named executive officers would have been entitled upon termination of employment if we had terminated their employment without cause within twelve (12) months following a “change in control” of our Company that (by assumption) occurred on December 31, 2010 and prior to the expiration of any employment agreements.

	Cash Severance Payment		Continuation of Medical/Welfare Benefits (Present Value)	Present Value of Accelerated Vesting of Equity Awards	Present Value of Accelerated Payment of Bonus	Total Termination Benefits
Name	($)(1)		($)	($)(1)	($)	($)
Neil Cole	$9,525,000	(2)	$39,741	$4,370,389	$-	$13,935,130
Warren Clamen	2,558,196	(3)	1,085	54,197	-	2,613,477
Andrew Tarshis	2,153,156	(4)	33,705	51,025	-	2,237,886
Yehuda Shmidman	2,029,233	(5)	33,705	294,693	-	2,357,631
David Blumberg	4,496,695	(6)	33,705	1,037,661	-	5,568,062

(1)	This amount represents the unrealized value of the unvested portion of the respective named executive officer’s restricted stock based upon the closing price of our common stock on December 31, 2010.

(2)	Payable within 60 days of termination.

(3)	$345,556 is payable within 30 days of termination. The difference is due within 15 days of termination

(4)	$345,556 is payable within 30 days of termination. The difference is due within 15 days of termination.

(5)	$1,082,431 is payable within 30 days of termination. The difference is due within 15 days of termination.

(6)	$ 400,000 is payable within 30 days of termination. The difference is due within 15 days of termination.

Director Compensation

The compensation committee determined that for each full year of service as a director of our company during 2010, each non-employee member of the Board would receive a cash payment of $50,000, payable 50% on or about each January 1 and 50% on or about each July 1, and a number of restricted shares of common stock with a fair market value of $100,000 on January 1, vesting 100% on July 1 of each year. In addition, the compensation committee determined that the audit committee chair would receive an annual stipend of $15,000, and the chairs of the compensation committee and nominating and governance committee would receive an annual stipend of $10,000, each payable each July 1.

The following table sets forth compensation information for 2010 for each person who served as a member of our Board of Directors at any time during 2010 who is not also an executive officer. An executive officer who serves on our Board does not receive additional compensation for serving on the Board. See Summary Compensation Table and Grants of Plan-Based Awards Table for disclosures related to our Chairman of the Board, President and Chief Executive Officer, Neil Cole.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Barry Emanuel	$50,000	$100,000	—	—	—	—	$150,000
Steven Mendelow(3)	65,000	100,000	—	—	—	—	165,000
Drew Cohen	60,000	100,000	—	—	—	—	160,000
F. Peter Cuneo	50,000	100,000	—	—	—	—	150,000
Mark Friedman	60,000	100,000	—	—	—	—	160,000
James A. Marcum	50,000	100,000	—	—	—	—	150,000

(1)
Represents the aggregate grant date fair value. See Note 6 to Notes to the Consolidated Financial Statements included in this Report for a discussion for the relevant assumptions used in calculating grant date fair value.

(2)	At December 31, 2010 our non-employee directors owned the following unexercised options - Drew Cohen 50,000; Barry Emanuel - 191,173; and Steven Mendelow - 100,250.

(3)	Mr. Mendelow resigned from the Board of Directors on December 7, 2010.

Director Compensation for 2011.  For 2011, each non-employee member of the Board will receive an annual cash payment of $50,000, payable 50% on or about January 1 and 50% on or about July 1, and an award on January 1, 2011 of a certain number of restricted shares of our common stock with a fair market value of $100,000 on January 1, 2011, all of which vests on July 1, 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table presents information regarding beneficial ownership of our common stock as April 14, 2011 by each of our directors and our named executive officers, all of our executive officers and directors, as a group, and each person known by us to beneficially hold more than five percent of our common stock, based on information obtained from such persons.

Unless indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all securities beneficially owned, subject to community property laws where applicable. The shares “beneficially owned” by a person are determined in accordance with the definition of “beneficial ownership” set forth in the regulations of the SEC and, accordingly, shares of our common stock underlying options, warrants, restricted stock units and other convertible securities that are exercisable or convertible within 60 days of April 14, 2011 and shares of our common stock underlying restricted stock awards that vest within 60 days of April 14, 2011 are deemed to be beneficially owned by the person holding such securities and to be outstanding for purposes of determining such holder’s percentage ownership. The same securities may be beneficially owned by more than one person.

Percentage ownership is based on 72,889,583 shares of our common stock outstanding as of April 14, 2011. The address for each beneficial owner, unless otherwise noted, is c/o Iconix Brand Group, Inc. at 1450 Broadway, New York, New York 10018.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned		Percentage of Company’s Outstanding Common stock Beneficially Owned
Neil Cole	3,005,388	(1)	4.0%
Warren Clamen	39,146		*
Andrew Tarshis	16,940		*
Yehuda Shmidman	15,033		*
David Blumberg	263,920	(2)	*
Barry Emanuel	159,529	(3)	*
Drew Cohen	64,000	(4)	*
F. Peter Cuneo	119,776		*
Mark Friedman	34,140		*
James A. Marcum	26,320		*
Laurence N. Charney	-	(5)	*

Baron Capital Group, Inc.
767 Fifth Avenue
New York, NY 10153	3,900,000	(6)	5.4%

Black Rock Inc.
40 East 52nd Street
New York, NY 10022	5,637,025	(7)	7.7%

Luxor Capital Group
1114 Avenue of the Americas, 29th Floor
New York, NY 10036	6,089,298	(8)	8.4%

Dimensional Fund Advisors LP
Palisades West, Building One
6300 Bee Cave Road
Austin, TX 78746	3,894,296	(9)	5.3%

All directors and executive officers as a group (11 persons)	3,764,092	(10)	5.0%

*	Less than 1%
(1)
Includes (i) 1,965,000 shares of common stock issuable upon exercise of options (ii) 709,011 shares of common stock underlying restricted common stock units that have vested  but the delivery of which Mr. Cole has agreed to defer and (iii) 20,000 shares of common stock owned by Mr. Cole’s children. Does not include (i) shares held in Mr. Cole’s account under the Company’s 401(k) savings plan over which Mr. Cole has no current voting or investment power or (ii) 472,673 shares of common stock underlying restricted common stock units that have not vested, the delivery of which Mr. Cole has agreed to defer.

(2)
Includes (i) 45,000 shares of common stock issuable upon exercise of options owned by Mr. Blumberg, (ii) 190,000 shares of common stock issuable upon exercise of options owned by Blumberg Associates, LLC, and (iii) 16,000 shares owned by Blumberg Associates, LLC.  Mr. Blumberg has voting and investment control over securities of the Company owned by Blumberg Associates, LLC.

(3)	Includes 141,073 shares of common stock issuable upon exercise of options.

(4)	Includes 50,000 shares of common stock issuable upon exercise of options.

(5)
On February 16, 2011, Mr. Charney was granted 4,114 shares of common stock which vest fully on July 1, 2011, which represents his equity compensation as a director for 2011, pro-rated for a partial year based on his start date.  Mr. Charney was also granted 11,754 shares of common stock on February 16, 2011, which vests evenly on the one, two and three year anniversary of the grant.

(6)
Baron Capital Group, Inc. (“BCG”) is deemed to have beneficial ownership of these shares, which are held by BCG or entities that it controls. BCG and Ronald Baron disclaim beneficial ownership of the shares held by their controlled entities (or the investment advisory clients thereof) to the extent that persons other than BCG and Ronald Baron hold such shares. BAMCO, Inc. disclaims beneficial ownership of shares held by its investment advisory clients to the extent such shares are held by persons other than BAMCO, Inc. and its affiliates. The information provided is based upon Schedule 13G filed by BCG and its affiliates: Bamco, Inc.; Baron Small Cap Fund; and Ronald Baron, as amended on February 14, 2011.

(7)
On December 1, 2009, Black Rock, Inc. completed its acquisition of Barclays Global Investors, NA, herein referred to as Barclays Capital.  The reported amounts include shares of our common stock beneficially owned by Barclays Capital and certain of its affiliates. The information is based upon a Schedule 13G filed February 4, 2011 by Black Rock, Inc.

(8)
Based on a Schedule 13-G filed on February 14, 2011, Luxor Capital Group, LP  acts as the investment manager of  Luxor Capital Partners, LP, a Delaware limited partnership (the “Onshore Fund”), Luxor Spectrum, LLC, a Delaware limited liability company (the “Spectrum Onshore Fund”), Luxor Wavefront, LP, a Delaware limited partnership (the “Wavefront Fund”),  Luxor Capital Partners Offshore Master Fund, LP, a Cayman Islands limited partnership (the “Offshore Master Fund”), Luxor Capital Partners Offshore, Ltd., a Cayman Islands exempted company (the “Offshore Feeder Fund”), Luxor Spectrum Offshore Master Fund, LP, a Cayman Islands limited Partnership (the “Spectrum Offshore Master Fund”) and Luxor Spectrum Offshore, Ltd., a Cayman Islands exempted company (the “Spectrum Offshore Feeder Fund”) (the Onshore Fund, the Spectrum Onshore Fund, the Wavefront Fund, the Offshore Master Fund, the Offshore Feeder Fund, the Spectrum Offshore Master Fund and the Spectrum Offshore Feeder Funds are collectively referred to as the “Funds”) and to accounts it separately manages (the “Separately Managed Accounts”).  The Offshore Master Fund is a subsidiary of Luxor Capital Partners Offshore, Ltd., a Cayman Islands exempted company (the “Offshore Feeder Fund”), and the Spectrum Offshore Master Fund is a subsidiary of Luxor Spectrum Offshore Master Fund, LP, a Cayman Islands limited Partnership (the “Spectrum Offshore Feeder Fund”).    Luxor Management, LLC, a Delaware limited liability company (“Luxor Management”) is the general partner of Luxor Capital Group, LP, a Delaware limited partnership (“Luxor Capital Group”).  Mr. Christian Leone, United States citizen, is the managing member of Luxor Management.  LCG Holdings, LLC, a Delaware limited liability company (“LCG Holdings”) is the general partner of the Onshore Fund, the Wavefront Fund, the Offshore Master Fund, the Spectrum Offshore Master Fund and the managing member of the Spectrum Onshore Fund.  Mr. Leone is the managing member of LCG Holdings.  Luxor Capital Group, Luxor Management and Mr. Leone may each be deemed to have voting and dispositive power with respect to the shares of Common Stock held by the Funds and the Separately Managed Accounts.  LCG Holdings may be deemed to have voting and dispositive power with respect to the shares of Common Stock held by the Onshore Fund, the Spectrum Onshore Fund, the Wavefront Fund, the Offshore Master Fund and the Spectrum Offshore Master Fund.

(9)
Based on a Schedule 13G filed on February 11, 2011, Dimensional Fund Advisors LP, an investment adviser registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts (such investment companies, trusts and accounts, collectively referred to as the “Funds”). In certain cases, subsidiaries of Dimensional Fund Advisors LP may act as an adviser or sub-adviser to certain Funds. In its role as investment advisor, sub-adviser and/or manager, neither Dimensional Fund Advisors LP or its subsidiaries (collectively, “Dimensional”) possess voting and/or investment power over the securities of the Issuer that are owned by the Funds, and may be deemed to be the beneficial owner of the shares of the Issuer held by the Funds. However, all securities reported in the referenced Schedule 13-G are owned by the Funds. Dimensional disclaims beneficial ownership of such securities.

(10)	Includes (i) 2,391,073 shares of common stock issuable upon exercise of options and (ii) 709,011 shares underlying restricted stock and restricted stock unit awards.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2010.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:	1,945,935	$6.17	1,909,669
Equity compensation plans not approved by security holders: : (1)	900,500	$4.73	—
Total	2,846,435	$5.72	1,909,669

(1)
Represents the aggregate number of shares of common stock issuable upon exercise of individual arrangements with option and warrant holders, including 300,500 options issued under the terms of our 2001 Stock Option Plan. These options and warrants are up to three years in duration, expire at various dates through December 28, 2015, contain anti-dilution provisions providing for adjustments of the exercise price under certain circumstances and have termination provisions similar to options granted under stockholder approved plans. See Note 6 of Notes to the Consolidated Financial Statements included in this Report for a description of our stock option and stock incentive plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Pursuant to its charter, our audit committee must review and approve, where appropriate, all related party transactions.

 The Candie’s Foundation

The Candie's Foundation, a charitable foundation founded by Neil Cole for the purpose of raising national awareness about the consequences of teenage pregnancy, owed the Company $0.9 million and $0.8 million at December 31, 2010 and 2009, respectively. In February 2011, the Candie’s Foundation received a contribution of approximately $0.3 million from a licensee of ours. The Candie's Foundation intends to pay-off the entire borrowing from us during 2011, although additional advances will be made as and when necessary.

Travel

We recorded expenses of approximately $116,000, $326,000 and $354,000 for 2010, 2009 and 2008, respectively, for the hire and use of aircraft solely for business purposes owned by a company in which our chairman, chief executive officer and president is the sole owner. We believe that all transactions were made on terms and conditions no less favorable than those available in the marketplace from unrelated parties.

Board Independence

Our Board has determined that Messrs. Cohen, Cuneo, Emanuel, Friedman, Marcum and Charney are each an “independent director” under the applicable Listing Rules of NASDAQ.

Item 14. Principal Accounting Fees and Services.

Audit Fees. The aggregate fees billed by BDO USA, LLP for professional services rendered for the audit of the Company's annual financial statements for 2010 and 2009, internal controls over financial reporting and the reviews of the financial statements included in the Company's Forms 10-Q, comfort letter and consents related to SEC registration statements and other capital raising activities for 2010 and 2009 totaled approximately $600,000 and $473,000, respectively.

Audit-Related Fees.  There were approximately $264,000 and $265,650 aggregate fees billed by BDO USA, LLP for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements for 2010 and 2009, respectively, and that are not disclosed in the paragraph captions "Audit Fees" above. The majority of the audit-related fees in 2010 and 2009 were related to acquisitions.

Tax Fees. The aggregate fees billed by BDO USA, LLP for professional services rendered for tax compliance, for 2010 and 2009, were approximately $55,000 and $55,000, respectively. There were no fees billed by BDO USA, LLP for professional services rendered for tax advice and tax planning for 2010 and 2009.

All Other Fees. There were no fees billed by BDO USA, LLP for products and services, other than the services described in the paragraphs captions "Audit Fees", "Audit-Related Fees", and "Tax Fees" above for 2010 and 2009.

The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit services provided by BDO USA, LLP in 2010. Consistent with the Audit Committee's responsibility for engaging the Company's independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee. The full Audit Committee approves proposed services and fee estimates for these services. The Audit Committee chairperson or their designee has been designated by the Audit Committee to approve any services arising during the year that were not pre-approved by the Audit Committee. Services approved by the Audit Committee chairperson are communicated to the full Audit Committee at its next regular meeting and the Audit Committee reviews services and fees for the fiscal year at each such meeting. Pursuant to these procedures, the Audit Committee approved all the foregoing audit services and permissible non-audit services provided by BDO USA, LLP.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Documents included as part of this Annual Report

1. The following consolidated financial statements are included in this Annual Report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - December 31, 2010 and 2009

Consolidated Income Statements for the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008

Notes to Consolidated Financial Statements

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

ICONIX BRAND GROUP, INC.

Date: April 29, 2011	By:	/s/ Neil Cole
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

2.9	Assets Purchase Agreement dated as of February 21, 2007 by and among the Company, Danskin, Inc. and Danskin Now, Inc. (28)+**

Exhibit Numbers	Description

2.10	Asset Purchase Agreement dated March 6, 2007 by and among the Company, Rocawear Licensing LLC, Arnold Bize, Shawn Carter and Naum Chernyavsky (29)+

2.11	Purchase and Sale Agreement, dated September 6, 2007, by and among the Company, Official Pillowtex LLC and the Sellers of interests in Official Pillowtex, LLC (“the Sellers”) (32)+

2.12	Asset Purchase Agreement dated November 15, 2007 by and among the Company, Exeter Brands Group LLC and NIKE, Inc. (34)+

2.13	Asset Purchase Agreement by and among NexCen Brands, Inc., NexCen Fixed Asset Company , LLC, NexCen Brand Management, Inc., WV IP Holdings, LLC and the Company dated September 29, 2008 (39)+

2.14
Contribution and Sale Agreement dated October 26, 2009 by and among the Registrant, IP Holder LLC, now known as IP Holdings Unltd LLC, Seth Gerszberg, Suchman LLC, Yakira, L.L.C., Ecko.Complex, LLC,  Zoo York LLC and Zoo York THC LLC. + (46)

2.15	Membership Interest Purchase Agreement dated as of March 9, 2010 by and between the Registrant and Purim LLC (50)+

2.16	Purchase Agreement dated as of April 26, 2010 by and among Iconix Brand Group, Inc., United Features Syndicate, Inc. and The E.W. Scripps Company (51)+

3.1	Certificate of Incorporation, as amended (8)

3.2	Restated and Amended By-Laws (9)

4.1	Rights Agreement dated January 26, 2000 between the Company and Continental Stock Transfer and Trust Company (10)

4.2	Fifth Amended and Restated Indenture dated of August 28, 2006 by and between IP Holdings LLC, as issuer, and Wilmington Trust Company as Trustee (7)

4.3	Indenture, dated June 20, 2007 between the Company and The Bank of New York (31)

4.4	Registration Rights Agreement, dated June 20, 2007, by and among the Company, Merrill Lynch, Pierce, Fenner & Smith, Incorporated and Lehman Brothers Inc. (31)

10.1	1997 Stock Option Plan of the Company (12)*

10.2	2000 Stock Option Plan of the Company (13)*

10.3	2001 Stock Option Plan of the Company (14)*

10.4	2002 Stock Option Plan of the Company (15)*

10.5	Non -Employee Director Stock Incentive Plan (16)*

10.6	401(K) Savings Plan of the Company (17)

10.7	Employment Agreement between Neil Cole and the Company dated January 28, 2008 (9)*

Exhibit Numbers	Description

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

10.42	Note and Security Agreement dated November 7, 2007 made by Artful Holdings, LLC in favor of the Company (33)

10.43	Restricted Stock Grant Agreement dated February 19, 2008 between the Company and Neil Cole (42)*

10.44	Restricted Stock Performance Unit Agreement dated February 19, 2008 between the Company and Neil Cole (42)*

10.45	Lease dated as of November 12, 2007 with respect to the Company’s Executive Offices (42)

10.46	Iconix Brand Group, Inc. Executive Incentive Bonus Plan (35)

10.47	Transition Services Agreement between the Company and David Conn (38)

10.48	Employment Agreement dated November 11, 2008 between the Company and Andrew Tarshis (40)*

10.49	Employment Agreement dated November 11, 2008 between the Company and Warren Clamen (40)*

10.50	Agreement dated May 2008 between the Company and Neil Cole.(36)*

10.51	Agreement dated December 24, 2008 between the Company and Neil Cole (41)*

10.52	Form of restricted stock agreement under the 2009 Equity Incentive Plan* (48)

10.53	Form of stock option agreement under the 2009 Equity Incentive Plan* (48)

10.54	Restricted Stock Performance Unit Agreement with Neil Cole dated September 23, 2009* (48)

10.55	Restricted Stock Agreement with Warren Clamen dated September 22, 2009* (48)

Exhibit Numbers	Description

10.56	Restricted Stock Agreement with Andrew Tarshis dated September 22, 2009* (48)

10.57	Employment Agreement dated November 17, 2009 between the Company and Yehuda Shmidman * (52)

10.58	Employment Agreement dated February 26, 2009 between the Company and David Blumberg* (52)

10.59	Restricted Stock Agreement with David Blumberg dated September 22, 2009* (52)

10.60	Lease dated as of December 30, 1994, including amendments dated November 30, 1996, September 26, 2003, and December 23, 2004, with respect to the Company’s office at 200 Madison Avenue ++

21	Subsidiaries of the Company ++

23	Consent of BDO USA, LLP ++

31.1	Certification of Chief Executive Officer Pursuant To Rule 13a-14 Or 15d-14 Of The Securities Exchange Act Of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002 +++

31.2	Certification of Principal Financial Officer Pursuant To Rule 13a-14 Or 15d-14 Of The Securities Exchange Act Of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002 +++

32.1	Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 ++

32.2	Certification of Principal Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 ++

99.1	Note Purchase Agreement by and among IP Holdings LLC, the Company and Mica Funding, LLC, dated April 11, 2006 (26)+

99.2	Note Purchase Agreement by and among IP Holdings LLC, the Company and Mica Funding, LLC, dated August 28, 2006 (7)+

99.3	Agreement for Creative Director Services dated as of October 31, 2006 by and among the Company, Mossimo, Inc. and Mossimo Giannulli (11)

(1)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 2004 and incorporated by reference herein.

(2)	Filed as an exhibit to the Company's Current Report on Form 8-K for the event dated July 22, 2005 and incorporated by reference herein.

(3)	Filed as an exhibit to the Company's Current Report on Form 8-K for the event dated September 16, 2005 and incorporated by reference herein.

(4)	Filed as an exhibit to the Company's Current Report on Form 8-K for the event dated March 31, 2006 (SEC accession No. 0000950117-06-001668) and incorporated by reference herein.

(5)	Filed as an exhibit to the Company's Current Report on Form 8-K for the event dated March 31, 2006 (SEC accession No. 0000950117-06-001669) and incorporated by reference herein.

(6)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated by reference herein.

(7)	Filed as an exhibit filed to the Company's Current Report on Form 8-K for the event dated August 28, 2006 and incorporated by reference herein.

(8)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated by reference herein.

(9)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated January 28, 2008 and incorporated by reference herein.

(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated January 26, 2000 and incorporated by reference herein.

(11)	Filed as an exhibit to the Company’s Current Report on form 8-K for the event dated October 31, 2006 (SEC accession no. 0001144204-06-045497) and incorporated by reference herein.

(12)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 1997 and incorporated by reference herein.

(13)	Filed as Exhibit A to the Company’s definitive Proxy Statement dated July 18, 2000 as filed on Schedule 14A and incorporated by reference herein.

(14)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended January 31, 2002 and incorporated by reference herein.

(15)	Filed as Exhibit B to the Company’s definitive proxy statement dated May 28, 2002 as filed on Schedule 14A and incorporated by reference herein.

(16)	Filed as Appendix B to the Company’s definitive Proxy Statement dated July 2, 2001 as filed on Schedule 14A and incorporated by reference herein.

(17)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended January 31, 2003 and incorporated by reference herein.

(18)	Filed as an exhibit to the Company’s Transition Report on Form 10-K for the transition period from February 1, 2004 to December 31, 2004 and incorporated by reference herein.

(19)	Intentionally omitted.

(20)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2002 and incorporated by reference herein.

(21)	Intentionally omitted.

(22)	Intentionally omitted.

(23)	Intentionally omitted.

(24)	Filed as an exhibit to the Company's Current Report on Form 8-K for the event dated September 22, 2006 and incorporated by reference herein.

(25)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated by reference herein.

(26)	Filed as an exhibit to the Company's Current Report on Form 8-K for the event dated April 11, 2006 and incorporated by reference herein.

(27)	Filed as an exhibit to the Company's Current Report on Form 8-K for the event dated October 31, 2006 (SEC accession no. 0001144204-06-0455507) and incorporated by reference herein.

(28)	Filed as an exhibit to the Company's Current Report on Form 8-K for the event dated March 9, 2007 and incorporated by reference herein.

(29)	Filed as an exhibit to the Company's Current Report on Form 8-K for the event dated March 30, 2007 and incorporated by reference herein.

(30)	Filed as an exhibit to the Company's Current Report on Form 8-K for the event dated May 1, 2007 and incorporated by reference herein.

(31)	Filed as an exhibit to the Company's Current Report on Form 8-K for the event dated June 14, 2007 and incorporated by reference herein.

(32)	Filed as an exhibit to the Company's Current Report on Form 8-K for the event dated October 3, 2007 and incorporated by reference herein.

(33)	Filed as an exhibit to the Company's Current Report on Form 8-K for the event dated November 7, 2007 and incorporated by reference herein.

(34)	Filed as an exhibit to the Company's Current Report on Form 8-K for the event dated December 17, 2007 and incorporated by reference herein.

(35)	Filed as Annex B to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 7, 2008 and incorporated by reference herein.

(36)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 and incorporated by reference herein.

(37)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated July 31, 2008 and incorporated by reference herein.

(38)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated August 13, 2008 and incorporated by reference herein.

(39)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated September 29, 2008 and incorporated by reference herein.

(40)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated November 11, 2008 and incorporated by reference herein.

(41)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated December 24, 2008 and incorporated by reference herein.

(42)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2007 and incorporated by reference herein.

(43)	Intentionally omitted.

(44)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated June 2, 2006 and incorporated by reference herein.

(45)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated by reference herein.

(46)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated October 30, 2009 and incorporated herein by reference.

(47)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated May 4, 2009 and incorporated herein by reference.

(48)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and incorporated herein by reference.

(49)	Filed as Annex A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on June 29, 2009 and incorporated by reference herein.

(50)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated March 9, 2010 and incorporated by reference herein.

(51)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated April 26, 2010 and incorporated by reference herein.

(52)	Filed as an exhibit to the Company’s Report on Form 10-K for the year ended December 31, 2009 and incorporated by reference herein.

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

++ Filed with the Original Filing.

+++ Filed herewith.