Form 10-Q
period 2011-03-31
ICONIX BRAND GROUP, INC.
filed 2011-05-06
CIK 857737

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2011

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

Common Stock, $.001 Par Value – 72,939,060 shares as of May 3, 2011.

INDEX

FORM 10-Q

Iconix Brand Group, Inc. and Subsidiaries

Part I.  Financial Information
Item 1. Financial Statements

Iconix Brand Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except par value)

	March 31,	December 31,
	2011	2010
	(unaudited)
Assets
Current Assets:
Cash (including restricted cash of $3,837 in 2011 and $3,300 in 2010)	$99,895	$121,935
Accounts receivable	71,821	65,507
Deferred income tax assets	1,743	1,743
Other assets - current	34,822	36,681
Total Current Assets	208,281	225,866
Property and equipment:
Furniture, fixtures and equipment	16,707	14,894
Less: Accumulated depreciation	(4,995)	(4,410)
	11,712	10,484
Other Assets:
Restricted cash	15,866	15,866
Other assets	34,619	43,128
Trademarks and other intangibles, net	1,398,505	1,400,550
Deferred financing costs, net	2,706	3,119
Investments and joint ventures	58,501	59,677
Goodwill	192,780	192,780
	1,702,977	1,715,120
Total Assets	$1,922,970	$1,951,470

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$38,067	$43,275
Deferred revenue	23,609	16,305
Current portion of long-term debt	148,119	36,380
Other liabilities - current	5,300	4,000
Total current liabilities	215,095	99,960

Deferred income tax liability	144,254	138,577
Long-term debt, less current maturities	371,375	548,007
Deferred revenue	6,394	11,561
Other liabilities	12,756	14,451
Total Liabilities	749,874	812,556

Commitments and contingencies

Stockholders' Equity
Common stock, $.001 par value shares authorized 150,000; shares issued 74,167 and 73,930, respectively	74	74
Additional paid-in capital	756,857	752,803
Retained earnings	325,748	294,316
Accumulated other comprehensive gain	253	-
Less: Treasury stock – 1,480 and 1,409 shares at cost, respectively	(12,651)	(10,831)
Total Iconix Stockholders’ Equity	1,070,281	1,036,362
Non-controlling interest	102,815	102,552
Total Stockholders’ Equity	1,173,096	1,138,914
Total Liabilities and Stockholders' Equity	$1,922,970	$1,951,470

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Income Statements
(in thousands, except earnings per share data)

	Three Months Ended March 31,
	2011	2010

Licensing and other revenue	$92,356	$71,704

Selling, general and administrative expenses	32,005	22,318
Expenses related to specific litigation	47	6

Operating income	60,304	49,380

Other expenses
Interest expense	9,936	11,029
Interest and other income	(601)	(1,054)
Equity earnings on joint ventures	(621)	(1,113)
Other expenses - net	8,714	8,862

Income before income taxes	51,590	40,518

Provision for income taxes	16,464	13,159

Net income	$35,126	$27,359

Less: Net income attributable to non-controlling interest	$3,694	$2,585

Net income attributable to Iconix Brand Group, Inc.	$31,432	$24,774

Earnings per share:
Basic	$0.43	$0.35

Diluted	$0.42	$0.33

Weighted average number of common shares outstanding:
Basic	72,768	71,537

Diluted	75,370	74,426

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statement of Stockholders' Equity

Three Months Ended March 31, 2011
(in thousands)

					Accumulated
			Additional		Other		Non-
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Controlling
	Shares	Amount	Capital	Earnings	Gain	Stock	Interest	Total
Balance at January 1, 2011	73,930	$74	$752,803	$294,316	$-	$(10,831)	$102,552	$1,138,914
Shares issued on exercise of stock options	163	-	1,025	-	-	-	-	1,025
Shares issued on vesting of restricted stock	74	-	-	-	-	-	-	-
Tax benefit of stock option exercises	-	-	735	-	-	-		735
Compensation expense in connection with restricted stock and stock options	-	-	2,294	-	-	-	-	2,294
Shares repurchased on vesting of restricted stock and exercise of stock options	-	-	-	-	-	(1,820)	-	(1,820)
Comprehensive income:
Net income	-	-	-	31,432	-	-	3,694	35,126
Change in fair value of hedges	-	-	-	-	253	-	-	253
Total comprehensive income	-	-	-	-	-	-	-	35,379
Distributions to joint ventures	-	-	-	-	-	-	(3,431)	(3,431)
Balance at March 31, 2011	74,167	$74	$756,857	$325,748	$253	$(12,651)	$102,815	$1,173,096

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended
	March 31,	March 31,
	2011	2010
Cash flows from operating activities:
Net income	$35,126	$27,359
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation of property and equipment	585	320
Amortization of trademarks and other intangibles	2,074	2,106
Amortization of deferred financing costs	561	573
Amortization of convertible note discount	3,843	3,670
Stock-based compensation expense	2,294	2,228
Provision for doubtful accounts	495	1,750
Equity earnings on joint ventures	(621)	(1,113)
Deferred income tax provision	5,677	3,663

Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(6,809)	(112)
Other assets - current	2,912	(1,974)
Other assets	10,909	849
Deferred revenue	2,137	1,269
Accounts payable and accrued expenses	(5,207)	11,288
Other liabilities	405	23
Net cash provided by operating activities	54,381	51,899
Cash flows (used in) provided by investing activities:
Purchases of property and equipment	(1,813)	(24)
Acquisition of interest in MG Icon	-	(4,000)
Payment of accrued expenses related to acquisitions	-	(173)
Net distributions (to) from equity partners	(1,634)	999
Earn-out payment on acquisition	-	(719)
Additions to trademarks	(29)	(9)
Net cash used in investing activities	(3,476)	(3,926)
Cash flows (used in) provided by financing activities:
Proceeds from exercise of stock options and warrants	1,025	515
Payment of long-term debt	(68,885)	(55,564)
Acquisition of interest in MG Icon	(4,000)	-
Excess tax benefit from share-based payment arrangements	735	27
Shares repurchased on vesting of restricted stock	(1,820)	-
Restricted cash - current	(537)	(2,373)
Net cash used in financing activities	(73,482)	(57,395)
Net decrease in cash and cash equivalents	(22,577)	(9,422)
Cash and cash equivalents, beginning of period	118,635	195,381
Cash and cash equivalents, end of period	$96,058	$185,959
Balance of restricted cash - current	3,837	8,536

Total cash and cash equivalents including current restricted cash, end of year	$99,895	$194,495

Supplemental disclosure of cash flow information:

	Three Months Ended March 31,
	2011	2010

Cash paid during the period:
Income taxes	$4,502	$-
Interest	$4,547	$4,131

Supplemental disclosures of non-cash investing and financing activities:

	Three Months Ended March 31,
	2011	2010

Acquisitions:
Common stock issued	$-	$4,719

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2011

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of Iconix Brand Group, Inc. (the "Company", “we”, “us”, or “our”), all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2011 (“Current Quarter”) are not necessarily indicative of the results that may be expected for a full fiscal year.

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010 (“2010”).

2.  Trademarks and Other Intangibles, net

Trademarks and other intangibles, net consist of the following:

		March 31, 2011		December 31, 2010
	Estimated	Gross		Gross
	Lives in	Carrying	Accumulated	Carrying	Accumulated
(000's omitted)	Years	Amount	Amortization	Amount	Amortization

Indefinite life trademarks and copyrights	Indefinite	$1,373,306	$-	$1,382,775	$9,498
Definite life trademarks	10-15	19,579	5,533	19,579	5,169
Non-compete agreements	2-15	10,475	9,432	10,475	9,092
Licensing agreements	1-9	30,103	19,993	30,103	18,640
Domain names	5	570	570	570	553
		$1,434,033	$35,528	$1,443,502	$42,952

In June 2010, the Company completed a transaction in which it acquired an 80% controlling interest in Peanuts Worldwide, owner of the Peanuts portfolio of brands and related assets, through its wholly-owned subsidiary, Icon Entertainment LLC.  As a result of this transaction, the Company increased its indefinite life trademarks by $153.0 million and its licensing agreements by $1.1 million.  See note 4 for further explanation of this transaction.

Amortization expense for intangible assets for the Current Quarter and the Prior Year Quarter was $2.1 million and $2.1 million, respectively. The trademarks of Candie’s, Bongo, Joe Boxer, Rampage, Mudd, London Fog, Mossimo, Ocean Pacific, Danskin, Rocawear, Cannon, Royal Velvet, Fieldcrest, Charisma, Starter, Waverly, Ecko, Zoo York and Peanuts have been determined to have an indefinite useful life and accordingly, consistent with ASC 350, no amortization has been recorded in the Company's unaudited condensed consolidated income statements. Instead, each of these intangible assets are tested for impairment at least annually on an individual basis as separate single units of accounting, with any related impairment charge recorded to the statement of operations at the time of determining such impairment.  Similarly, consistent with ASC 360, there was no impairment of the definite-lived trademarks.

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

To determine the fair value of certain financial instruments, the Company relies on Level 2 inputs generated by market transactions of similar instruments where available, and Level 3 inputs using an income approach when Level 1 and Level 2 inputs are not available. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and financial liabilities and their placement within the fair value hierarchy. The following table summarizes the instruments measured at fair value at March 31, 2011 and December 31, 2010:

Carrying Amount as of
March 31, 2011					Valuation
(000's omitted)	Level 1		Level 2	Level 3	Technique
Marketable Securities		$-	$-	$-	(A)
Income Statement Hedge		$-	$253	$-	(A)
Balance Sheet Hedge	$		$-	$-	(A)

Carrying Amount as of
December 31, 2010				Valuation
(000's omitted)	Level 1	Level 2	Level 3	Technique
Marketable Securities	$-	$-	$-	(A)

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

As of March 31, 2011, the Company held ARS with a face value of $13.0 million and a fair value of zero.  In December 2008, the insurer of the ARS exercised its put option to replace the underlying securities of the ARS with its preferred securities. Prior to the second quarter of 2009 the ARS had paid cash dividends according to their stated terms.  During the second quarter of 2009, the Company received notice from the insurer that payment of cash dividends ceased as of July 31, 2009 and would be resumed only if the board of directors of the insurer declared such cash dividends to be payable at a later date. The insurer’s board of directors temporarily reinstated dividend payments for the 4-week period from December 23, 2009 to January 15, 2010.  No further dividends have been received.  In January 2010, the Company commenced a lawsuit against the broker-dealer of these ARS alleging, among other things, fraud, and seeking full recovery of the $13.0 million face value of the ARS, as well as legal costs and punitive damages.  In November 2010, the insurer filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code.  These funds will not be available to the Company unless recovery is realized through the bankruptcy process, settlement or legal judgment of the action brought against the broker-dealer.   Prior to June 30, 2009, the Company estimated the fair value of its ARS with a discounted cash flow model where the Company used the expected rate of cash dividends to be received.  When the cash dividend payments ceased, the Company changed its methodology for estimating the fair value of the ARS.  Beginning June 30, 2009, the Company estimated the fair value of its ARS using the present value of the weighted average of several scenarios of recovery based on management’s assessment of the probability of each scenario. The Company considered a variety of factors in its model including: credit rating of the issuer and insurer, comparable market data (if available), current macroeconomic market conditions, quality of the underlying securities, and the probabilities of several levels of recovery and reinstatement of the cash dividend payments.  As a result of its evaluation and primarily due to the bankruptcy of the insurer of the ARS, which reduced the market value of its preferred securities to zero, during 2010 the Company recorded a pre-tax loss of approximately $13.0 million, presented as a loss on marketable securities in the other expenses section of the Consolidated Income Statement, as this write-down was deemed to be permanent.   In previous periods, all changes to the fair market value of the ARS were deemed temporary, and as such were recorded in other comprehensive income in the consolidated balance sheet and statement of stockholders’ equity and were reversed in 2010.  The following table summarizes the activity for the period:

Auction Rate Securities (000's omitted)
	Three Months Ended March 31,
	2011	2010
Balance at beginning of period	$-	$6,988
Additions	-	-
Gains (losses) reported in earnings	-	-
Gains (losses) reported in accumulated other comprehensive loss	-	296
Balance at end of period	$-	$7,284

Hedge Instruments

On March 26, 2011, the Company purchased hedge instruments from JP Morgan Chase Bank N.A. (“JPMC”) to mitigate the income statement risk and cash flow risk of revenue and receivables from licenses denominated in Japanese Yen. These hedge instruments are foreign exchange forward contracts that set the foreign exchange rate from Japanese Yen to U.S. Dollars for the Company’s forecasted Japanese Yen denominated revenue (“Income Statement Hedge”) and receivable (“Balance Sheet Hedge”). Based on management’s assessment, the Income Statement Hedge qualifies for hedge accounting under ASC Topic 815. On a quarterly basis, the value of the Income Statement Hedge is adjusted to reflect its current fair value, with any adjustment flowing through other comprehensive income. The fair value of this instrument is obtained by comparing the characteristics of the Income Statement Hedge with similarly traded instruments, and is therefore classified as Level 2 in the fair value hierarchy. At March 31, 2011, the fair value of the Income Statement Hedge was approximately $0.3 million. The change in the fair value of the Balance Sheet Hedge is recorded in interest and other income on the unaudited condensed consolidated income statement. For the Current Quarter, the change in fair value of the Balance Sheet Hedge was immaterial.

Financial Instruments

As of March 31, 2011 and December 31, 2010, the fair values of cash and cash equivalents, receivables and accounts payable and accrued expenses approximated their carrying values due to the short-term nature of these instruments. The fair value of the note receivable from New Brands (see Note 4) approximates its $1.0 million carrying value; the fair value of the note receivable due from the purchasers of the Canadian trademark for Joe Boxer approximates its $4.0 million carrying value; the fair value of the note payable to Purim LLC (see Note 4) approximates its $12.0 million carrying value; and the fair value of the Beagle Note (see Note 4) approximates its $17.5 million carrying value.  The estimated fair values of other financial instruments subject to fair value disclosures, determined based on broker quotes or quoted market prices or rates for the same or similar instruments, and the related carrying amounts are as follows:

(000's omitted)	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$519,494	$548,606	$584,387	$607,592

Financial instruments expose the Company to counterparty credit risk for nonperformance and to market risk for changes in interest. The Company manages exposure to counterparty credit risk through specific minimum credit standards, diversification of counterparties and procedures to monitor the amount of credit exposure. The Company’s financial instrument counterparties are investment or commercial banks with significant experience with such instruments.

Non-Financial Assets and Liabilities

On January 1, 2009, the Company adopted the provisions of ASC Topic 820 with respect to its non-financial assets and liabilities requiring non-recurring adjustments to fair value using a market participant approach. The Company uses a discounted cash flow model with level 3 inputs to measure the fair value of its non-financial assets and liabilities. The Company had no impairment adjustments in the Current Quarter of the Prior Year Quarter. The Company also adopted the provisions of ASC 820 as it relates to purchase accounting for its acquisitions. The Company has goodwill, which is tested for impairment at least annually, as required by ASC Topic 350. Further, in accordance with ASC Topic 350, the Company’s indefinite-lived trademarks are tested for impairment at least annually, on an individual basis as separate single units of accounting. Similarly, consistent with ASC Topic 360 as it relates to accounting for the impairment or disposal of long-lived assets, the Company assesses whether or not there is impairment of the Company’s definite-lived trademarks. There was no impairment, and therefore no write-down, of any of the Company’s long-lived assets during the Current Quarter or Prior Year Quarter.

4.  Investments and Joint Ventures

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

In March 2009, the Company, through its investment in Scion, effectively acquired a 16.6% interest in one of its licensees for $1. The Company has determined that this entity is a variable interest entity as defined by ASC Topic 810.  However, the Company is not the primary beneficiary.  The investment in this entity is accounted for under the cost method of accounting.  As part of the transaction, the Company and its Scion partner each contributed approximately $2.1 million to Scion, totaling approximately $4.1 million, which was deposited as cash collateral under the terms of the entity’s financing agreements.  During 2010, approximately $3.3 million of the collateral was released to Scion and distributed to the Scion members equally. The remaining $0.8 million of cash collateral, which is owned by Scion, is included as short-term restricted cash in the Company’s balance sheet.  During the Current Quarter and the three months ended March 31, 2010 (“Prior Year Quarter”), the Company received and recognized zero and $0.5 million in dividends, respectively, from its investment in this licensee which is included in interest and other income in the unaudited condensed consolidated income statement.

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

As of March 31, 2011 and December 31, 2010, the carrying value of the consolidated assets that are collateral for the variable interest entity’s obligations total $12.4 million and $12.6 million, respectively, which is comprised of the Artful Dodger trademark.

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

At inception, the Company determined that, in accordance with ASC Topic 810, based on the corporate structure, voting rights and contributions of the Company and Novel, Iconix China is a variable interest entity and not subject to consolidation, as, under ASC Topic 810, the Company is not the primary beneficiary of Iconix China.  The Company has recorded its investment under the equity method of accounting.

Iconix Latin America

In December 2008, the Company contributed substantially all rights to its brands in Mexico, Central America, South America, and the Caribbean (the “Latin America Territory”) to Iconix Latin America LLC (“Iconix Latin America”), a then newly formed subsidiary of the Company.  On December 29, 2008, New Brands America LLC (“New Brands”), an affiliate of the Falic Group, purchased a 50% interest in Iconix Latin America.  In consideration for its 50% interest in Iconix Latin America, New Brands agreed to pay $6.0 million to the Company.  New Brands paid $1.0 million upon closing of this transaction and has committed to pay an additional $5.0 million over the 30-month period following closing.  As of March 31, 2011, the balance owed to the Company under this obligation is $1.0 million, due in installments of $0.5 million each on June 30, 2011 and September 30, 2011, the aggregate of which is included in the unaudited condensed consolidated balance sheet in other assets – current.

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

In April 2011, the Company increased its interest in Hardy Way to 85%.  See Note 12 for further details on this transaction.

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

ASC Topic 810 affirms that consolidation is appropriate when one entity has a controlling financial interest in another entity. The Company owns a 51% membership interest in IPH Unltd compared to the minority owner’s 49% membership interest. Further, the Company believes that the voting and veto rights of the minority shareholder are merely protective in nature and do not provide them with substantive participating rights in IPH Unltd.  As such, IPH Unltd is subject to consolidation with the Company, which is reflected in the unaudited condensed consolidated balance sheet, unaudited condensed consolidated income statement, unaudited condensed consolidated statement of stockholders’ equity, and the unaudited consolidated statement of cash flows.

In accordance with ASC Topic 810, the Company recognizes the non-controlling interest of IPH Unltd as equity in the consolidated financial statements and separate from the parent’s equity.

The Ecko and Zoo York trademarks have been determined by management to have an indefinite useful life and accordingly, consistent with ASC Topic 350, no amortization is being recorded in the Company’s unaudited condensed consolidated income statements. The goodwill and trademarks are subject to a test for impairment on an annual basis. The $0.7 million of goodwill is deductible for income tax purposes.  The licensing contracts are being amortized on a straight-line basis over the remaining contractual periods of approximately 1 to 9 years.

As of March 31, 2011 and December 31, 2010, the carrying value of the consolidated assets that are collateral for the variable interest entity’s obligations total $208.7 and $209.1 million, which is comprised primarily of trademarks and license agreements. The assets of the Company are not available to the variable interest entity's creditors.

Iconix Europe

In December 2009, the Company contributed substantially all rights to its brands in the European Territory (defined as all member states and candidate states of the European Union and certain other European countries) to Iconix Europe LLC, a newly formed wholly-owned subsidiary of the Company (“Iconix Europe”).  Also in December 2009 and shortly after the formation of Iconix Europe, an investment group led by The Licensing Company and Albion Equity Partners LLC purchased a 50% interest in Iconix Europe through Brand Investments Vehicles Group 3 Limited (“BIV”), to assist the Company in developing, exploiting, marketing and licensing the Company's brands in the European Territory.  In consideration for its 50% interest in Iconix Europe, BIV agreed to pay $4.0 million, of which $3.0 million was paid upon closing of this transaction in December 2009, the remaining $1.0 million of which was paid in January 2011.  As a result of this transaction, the Company recognized a gain of approximately $7.0 million for the year ended December 31, 2009 (“2009”).

At inception, the Company determined, in accordance with ASC 810, based on the corporate structure, voting rights and contributions of the Company and BIV, that Iconix Europe is not a variable interest entity and not subject to consolidation.  The Company has recorded its investment under the equity method of accounting.

MG Icon

In March 2010, the Company acquired a 50% interest in MG Icon, the owner of the Material Girl brands and trademarks and other rights associated with the artist, performer and celebrity known as "Madonna", from Purim LLC (“Purim”) for $20.0 million, $4.0 million of which was paid at closing and another $4.0 million of which was paid in March 2011.  As of March 31, 2011, of the remaining $12.0 million owed to Purim, $4.0 million is included in other current liabilities and $8.0 million is included in other liabilities. In addition, Purim may be entitled to receive additional consideration based on certain qualitative criteria.

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

In connection with the Operating Agreement, the Company through IE, loaned $17.5 million to Beagle (the “Beagle Note”), the proceeds of which were used to fund Beagle’s capital contribution to Peanuts Holdings in connection with the acquisition of Peanuts Worldwide.  The Beagle Note bears interest at 6% per annum, with minimum principal payable in equal annual installments of approximately $2.2 million beginning June 3, 2011, with any remaining unpaid principal balance and accrued interest to be due on June 3, 2015, the Beagle Note maturity date.  The Beagle Note is secured by the membership interest in Peanuts Holdings owned by Beagle.  As of March 31, 2011, the $2.2 million current portion is included in other assets - current in the unaudited condensed consolidated balance sheet and the $15.3 million long term portion is included in other assets - non-current.

ASC Topic 810 affirms that consolidation is appropriate when one entity has a controlling financial interest in another entity. The Company owns an 80% membership interest in Peanuts Holdings, compared to the non-controlling owner’s 20% membership interest. As such, Peanuts Holdings is subject to consolidation with the Company, which is reflected in the Company’s financial statements as of March 31, 2011.

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

5.  Debt Arrangements

The Company's debt is comprised of the following:

	March 31,	December 31,
(000’s omitted)	2011	2010
Convertible Notes	$266,560	$262,716
Term Loan Facility	111,169	171,021
Ecko Note	77,500	80,000
Asset-Backed Notes	64,265	70,650
Total	$519,494	$584,387

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

As of March 31, 2011 and December 31, 2010, the amount of the Convertible Notes accounted for as a liability was approximately $266.6 million and $262.7 million, and is reflected on the Consolidated Balance Sheet as follows:

	March 31,	December 31,
(000’s omitted)	2011	2010
Equity component carrying amount	$41,309	$41,309
Unamortized discount	20,940	24,784
Net debt carrying amount	266,560	262,716

For the Current Quarter and Prior Year Quarter, the Company recorded additional non-cash interest expense of approximately $3.6 million and $3.4 million, respectively, representing the difference between the stated interest rate on the Convertible Notes and the rate for a similar instrument that does not have a conversion feature.

For both the Current Quarter and the Prior Year Quarter, cash interest expense relating to the Convertible Notes was approximately $1.3 million.

The Convertible Notes do not provide for any financial covenants.

In connection with the sale of the Convertible Notes, the Company entered into hedges for the Convertible Notes (“Convertible Note Hedges”) with respect to its common stock with two entities, one of which was Lehman Brothers OTC Derivatives Inc. (“Lehman OTC” and together with the other counterparty, the “Counterparties”). Pursuant to the agreements governing these Convertible Note Hedges, the Company purchased call options (the “Purchased Call Options”) from the Counterparties covering up to approximately 10.4 million shares of the Company's common stock of which 40% were purchased from Lehman OTC. These Convertible Note Hedges are designed to offset the Company's exposure to potential dilution upon conversion of the Convertible Notes in the event that the market value per share of the Company's common stock at the time of exercise is greater than the strike price of the Purchased Call Options (which strike price corresponds to the initial conversion price of the Convertible Notes and is simultaneously subject to certain customary adjustments). On June 20, 2007, the Company paid an aggregate amount of approximately $76.3 million of the proceeds from the sale of the Convertible Notes for the Purchased Call Options, of which $26.7 million was included in the balance of deferred income tax assets at June 30, 2007 and is being recognized over the term of the Convertible Notes. As of March 31, 2011, the balance of deferred income tax assets related to this transaction was approximately $6.8 million.

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

The Company has evaluated the impact of adopting guidance issued under ASC Topic 815 regarding embedded features as it relates to the Sold Warrants, and has determined it had no impact on the Company’s results of operations and financial position through March 31, 2011, and will have no impact on the Company’s results of operations and financial position in future fiscal periods.

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

On September 15, 2008 and October 3, 2008, respectively, Lehman Brothers Holdings Inc., or Lehman Holdings, and its subsidiary, Lehman Brothers OTC Derivatives Inc., or Lehman OTC, filed for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in the Southern District of New York, herein referred to as the bankruptcy court. On September 17, 2009, the Company filed proofs of claim with the bankruptcy court relating to the Lehman OTC Convertible Note Hedges. The Company purchased 40% of the Convertible Note Hedges from Lehman OTC, or the Lehman note hedges, and the Company sold 40% of the warrants to Lehman OTC. Lehman OTC’s obligations under the Lehman note hedges are guaranteed by Lehman Holdings. If the Lehman note hedges are rejected or terminated in connection with the Lehman OTC bankruptcy, the Company would have a claim against Lehman OTC and Lehman Holdings, as guarantor, for the damages and/or close-out values resulting from any such rejection or termination. While the Company intends to pursue any claim for damages and/or close-out values resulting from the rejection or termination of the Lehman note hedges, at this point in the Lehman bankruptcy cases it is not possible to determine with accuracy the ultimate recovery, if any, that the Company may realize on potential claims against Lehman OTC or Lehman Holdings, as guarantor, resulting from any rejection or termination of the Lehman note hedges. The Company also does not know whether Lehman OTC will assume or reject the Lehman note hedges, and therefore cannot predict whether Lehman OTC intends to perform its obligations under the Lehman note hedges. As a result, if Lehman OTC does not perform such obligations and the price of the Company’s common stock exceeds the $27.56 conversion price (as adjusted) of the Convertible Notes, the effective conversion price of the Convertible Notes (which is higher than the actual $27.56 conversion price due to these hedges) would be reduced and the Company’s existing stockholders may experience dilution at the time or times the convertible notes are converted. The extent of any such dilution would depend, among other things, on the then prevailing market price of our common stock and the number of shares of common stock then outstanding, but the Company believes the impact will not be material and will not affect its income statement presentation. The Company is not otherwise exposed to counterparty risk related to the Lehman bankruptcies. The Company currently believes, although there can be no assurance, that the bankruptcy filings and their potential impact on these entities will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. The Company will continue to monitor the bankruptcy filings of Lehman Holdings and Lehman OTC.

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

On February 24, 2010, Barclays Bank PLC (“Barclays”) was appointed as successor Administrative Agent under the Credit Agreement.

On June 23, 2010, in connection with the acquisition of Peanuts Worldwide (see Note 4), the Company pledged to Barclays, for the benefit of the Lenders, its 100% membership interest in IE.  On such date, IE became a guarantor of the Company’s obligations under the Credit Agreement, and IE pledged to Barclays, for the benefit of the Lenders, its 80% membership interest in Peanuts Holdings.

The guarantees under the Term Loan Facility are secured by a pledge to Barclays, for the benefit of the Lenders, of, among other things, the Ocean Pacific/OP, Danskin, Rocawear, Mossimo, Cannon, Royal Velvet, Fieldcrest, Charisma, Starter and Waverly trademarks and related intellectual property assets, license agreements and proceeds therefrom, as well as the Company’s 80% interest in Peanuts Holdings. Amounts outstanding under the Term Loan Facility bear interest, at the Company’s option, at the Eurodollar rate or the prime rate, plus an applicable margin of 2.25% or 1.25%, as the case may be, per annum. The Credit Agreement provides that the Company is required to repay the outstanding term loan in equal quarterly installments in annual aggregate amounts equal to 1.00% of the aggregate principal amount of the loans outstanding, subject to adjustment for prepayments, in addition to an annual payment equal to 50% of the excess cash flow from the subsidiaries subject to the Term Loan Facility, as described in the Credit Agreement, with any remaining unpaid principal balance to be due on April 30, 2013 (the “Loan Maturity Date”). Upon completion of the Convertible Notes offering, the Loan Maturity Date was accelerated to January 2, 2012. The Term Loan Facility can be prepaid, without penalty, at any time. On March 11, 2008, the Company paid to LCPI, for the benefit of the Lenders, $15.6 million, representing 50% of the excess cash flow from the subsidiaries subject to the Term Loan Facility for 2007. As a result of such payment, the Company is no longer required to pay the quarterly installments described above. The Term Loan Facility requires the Company to repay the principal amount of the term loan outstanding in an amount equal to 50% of the excess cash flow of the subsidiaries subject to the Term Loan Facility for the most recently completed fiscal year unless the Company meets certain criteria specified by a financial covenant defined in the Credit Agreement (see below). On March 17, 2010, the Company paid to Barclays, for the benefit of the Lenders, $47.2 million, representing 50% of the excess cash flow from the subsidiaries subject to the Term Loan Facility for the year ended December 31, 2009.  The Company was not required to make a payment on the excess cash flow from the subsidiaries subject to the Term Loan Facility as the ratio of Consolidated Total Debt (as defined by the Credit Agreement) to Consolidated EBITDA (as defined by the Credit Agreement) was below 2.5 to 1.0 as of December 31, 2010, thereby eliminating the requirement that the Company remit 50% of the excess cash flow from the subsidiaries subject to the Term Loan Facility for 2010.  However, on March 21, 2011, the Company made an optional prepayment of principal in the amount of $60.0 million.  As of March 31, 2011, the entire balance due under the Term Loan Facility of approximately $111.2 million is included in current portion of long-term debt on the unaudited condensed consolidated balance sheet.  For the Current Quarter and the Prior Year Quarter, the effective interest rate of the Term Loan Facility was 2.56% and 2.49%, respectively.  As of March 31, 2011, the Company was in compliance with all material covenants set forth in the Credit Agreement. The $272.5 million in proceeds from the Term Loan Facility were used by the Company as follows: $204.0 million was used to pay the cash portion of the initial consideration for the acquisition of the Rocawear brand; $2.1 million was used to pay the costs associated with the Rocawear acquisition; $60 million was used to pay the consideration for the acquisition of the Starter brand; and $3.9 million was used to pay costs associated with the Term Loan Facility. The costs of $3.9 million relating to the Term Loan Facility have been deferred and are being amortized over the life of the loan, using the effective interest method. As of March 31, 2011, the subsidiaries subject to the Term Loan Facility were Studio IP Holdings, SHM, OP Holdings, OPHM, Mossimo Holdings, MI,  Official-Pillowtex, PHMLLC and IE (collectively, the “Term Loan Facility Subsidiaries”). As of March 31, 2011, the Term Loan Facility Subsidiaries, directly or indirectly, owned the following trademarks, excluding certain territories covered by the Iconix China, Iconix Latin America and Iconix Europe joint ventures (see Note 4): Danskin, Rocawear, Starter, Ocean Pacific/OP, Mossimo, Cannon, Royal Velvet, Fieldcrest, Charisma and Waverly.

Ecko Note

In connection with the Ecko transaction, IPH Unltd issued a promissory note (“Ecko Note”) to a third party creditor for $90.0 million.  IPH Unltd’s obligations under the Ecko Note are secured by the Ecko portfolio of trademarks and related intellectual property assets (including Ecko and Zoo York), further guaranteed personally by the minority owner of IPH Unltd, with no recourse to the Company. Amounts outstanding under the Ecko Note bear interest at 7.50% per annum, with minimum principal payable in equal quarterly installments of $2.5 million, with any remaining unpaid principal balance and accrued interest to be due on June 30, 2014, the Ecko Note maturity date.  The Ecko Note may be prepaid without penalty, and would be applied to the scheduled quarterly principal payments in the order of their maturity.  As of March 31, 2011, the total principal balance of the Ecko Note is $77.5 million, of which $10.0 million is included in the current portion of long-term debt on the unaudited condensed consolidated balance sheet.

Asset-Backed Notes

The financing for certain of the Company's acquisitions has been accomplished through private placements by its subsidiary, IP Holdings LLC ("IP Holdings") of asset-backed notes ("Asset-Backed Notes") secured by intellectual property assets (trade names, trademarks, license agreements and payments and proceeds with respect thereto relating to the Candie’s, Bongo, Joe Boxer, Rampage, Mudd and London Fog brands) of IP Holdings. As of March 31, 2011, the balance of the Asset-Backed Notes was $64.3 million, $27.0 million of which is included in the current portion of long-term debt on the unaudited condensed consolidated balance sheet.

Cash on hand in the bank account of IP Holdings is restricted at any point in time up to the amount of the next debt principal and interest payment required under the Asset-Backed Notes. Accordingly, $3.0 million and $2.5 million as of March 31, 2011 and December 31, 2010, respectively, are included as restricted cash within the Company's current assets on the Consolidated Balance Sheets. Further, in connection with IP Holdings' issuance of Asset-Backed Notes, a reserve account has been established and the funds on deposit in such account will be applied to the final principal payment with respect to the Asset-Backed Notes. Accordingly, as of March 31, 2011 and December 31, 2010, $15.9 million has been classified as non-current and disclosed as restricted cash within other assets on the Company's unaudited condensed consolidated balance sheets.

Interest rates and terms on the outstanding principal amount of the Asset-Backed Notes as of March 31, 2011 are as follows: $21.2 million principal amount bears interest at a fixed interest rate of 8.45% with a six year term, $9.3 million principal amount bears interest at a fixed rate of 8.12% with a six year term, and $33.8 million principal amount bears interest at a fixed rate of 8.99% with a six and a half year term. The Asset-Backed Notes have no financial covenants by which the Company or its subsidiaries need comply. The aggregate principal amount of the Asset-Backed Notes is required to be fully paid by February 22, 2013.

Neither the Company nor any of its subsidiaries (other than IP Holdings) is obligated to make any payment with respect to the Asset-Backed Notes, and the assets of the Company and its subsidiaries (other than IP Holdings) are not available to IP Holdings' creditors. The assets of IP Holdings are not available to the creditors of the Company or its subsidiaries (other than IP Holdings).

Debt Maturities

As of March 31, 2011, the Company’s debt maturities on a calendar year basis are as follows:

(000’s omitted)	Total	April 1 through December 31, 2011	2012	2013	2014	2015
Convertible Notes (1)	$266,560	$-	$266,560	$-	$-	$-
Term Loan Facility	111,169	-	111,169	-	-	-
Ecko Note	77,500	7,500	10,000	10,000	50,000	-
Asset-Backed Notes	64,265	19,996	33,468	10,801	-	-
Total	$519,494	$27,496	$421,197	$20,801	$50,000	$-
(1) Reflects the net debt carrying amount of the Convertible Notes on the unaudited condensed consolidated balance sheet as of March 31, 2011, in accordance with accounting for convertible notes.  The principal amount owed to the holders of the Convertible Notes is $287.5 million.

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

Stock Repurchase Program

On November 3, 2008, the Company announced that its Board of Directors had authorized the repurchase of up to $75 million of the Company's common stock over a period of approximately three years (the “Program”). The Program replaces any prior plan or authorization. The Program does not obligate the Company to repurchase any specific number of shares and may be suspended at any time at management's discretion.  During 2009, the Company repurchased 200,000 shares under the Program for approximately $1.5 million.   No shares were repurchased under the Program by the Company during the Current Quarter or during 2010.  This plan expires by its terms on October 30, 2011.

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

Summaries of the Company's stock options, warrants and performance related options activity, and related information for the Current Quarter are as follows:

Options		Weighted-Average
	Options	Exercise Price

Outstanding January 1, 2011	2,592,535	$4.61
Granted	-	-
Canceled	-	-
Exercised	(163,385)	6.28
Expired	-	-
Outstanding March 31, 2011	2,429,150	$4.98
Exercisable at March 31, 2011	2,427,483	$4.98

Compensation expense related to stock option grants for both the Current Quarter and the Prior Year Quarter was zero.

Warrants

		Weighted-Average
	Warrants	Exercise Price

Outstanding January 1, 2011	253,900	$17.01
Granted	-	-
Canceled	-	-
Exercised	-	-
Expired/Forfeited	-	-
Outstanding March 31, 2011	253,900	$17.01
Exercisable at March 31, 2011	253,900	$17.01

All warrants issued in connection with acquisitions are recorded at fair market value using the Black-Scholes model and are recorded as part of purchase accounting. Certain warrants are exercised using the cashless method.

The Company values other warrants issued to non-employees at the commitment date at the fair market value of the instruments issued, a measure which is more readily available than the fair market value of services rendered, using the Black-Scholes model. The fair market value of the instruments issued is expensed over the vesting period.

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

The following tables summarize information about unvested restricted stock transactions:

			Weighted-Average
	Shares		Grant Date Fair Value

Non-vested, January 1, 2011	1,442,610		$15.34
Granted	40,843		20.51
Vested	(26,956)		21.30
Forfeited/Canceled		-	-
Non-vested, March 31, 2011	1,456,497		$15.37

Compensation expense related to restricted stock grants for the Current Quarter and the Prior Year Quarter was approximately $2.3 million and $2.2 million, respectively. An additional amount of $13.6 million is expected to be expensed evenly over a period of approximately three years. During the Current Quarter and the Prior Year Quarter, the Company withheld shares valued at $1.8 million, and less than $0.1 million, respectively, of its restricted common stock in connection with net share settlement of restricted stock grants and option exercises.

Shares Reserved for Issuance

At March 31, 2011, 1,868,826 common shares were reserved for issuance under the 2009 Plan.   At March 31, 2011 there were no common shares available for issuance under the Company’s 2006, 2002, 2001, and 2000 Stock Option Plans.

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

As of March 31, 2011, of the total potentially dilutive shares related to restricted stock-based awards, stock options and warrants, 0.1 million were anti-dilutive, compared to 1.8 million as of March 31, 2010.

As of March 31, 2011, none of the performance related restricted stock-based awards issued in connection with the Company’s employment agreement with its chairman, chief executive officer and president were anti-dilutive.

Warrants issued in connection with the Company’s Convertible Notes financing were anti-dilutive and therefore not included in this calculation. Portions of the Convertible Notes that would be subject to conversion to common stock were anti-dilutive as of March 31, 2011 and therefore not included in this calculation.

A reconciliation of weighted average shares used in calculating basic and diluted earnings per share follows:

	For the Three Months Ended
(000's omitted)	March 31,
	2011	2010
Basic	72,768	71,537
Effect of exercise of stock options and warrants	1,272	1,940
Effect of contingent common stock issuance	144	353
Effect of assumed vesting of restricted stock	1,186	596
Diluted	75,370	74,426

8.  Expenses Related to Specific Litigation

Expenses related to specific litigation consist of legal expenses and costs related to the Unzipped litigation (See Note 9). For each of the Current Quarter and the Prior Year Quarter, the Company recorded expenses related to specific litigation of less than $0.1 million.   See Note 9 for detail on this litigation.

9.  Commitments and Contingencies

Sweet Sportswear/Unzipped litigation

On December 10, 2010, the Court entered a final judgment (the “Judgment”) in connection with the lawsuit filed by the Company in the Superior Court of California, Los Angeles County against Unzipped’s former manager, supplier and distributor, Sweet Sportswear, LLC, Azteca Productions International, Inc. Apparel Distribution Services, LLC, and Hubert Guez, a principal of these entities and former member of the Company’s board of directors (collectively referred to as the “Guez defendants”).  In summary, the Judgment against the Guez defendants is for a combined liability to the Company of approximately $50 million, exclusive of amounts owed as pre or post-judgment interest at the annual rate of 10% simple interest.  The Judgment also dismissed all claims brought by the Guez defendants against the Company, its subsidiaries (Michael Caruso & Co., Inc. and Unzipped), and its Chairman of the Board and Chief Executive Officer, Neil Cole. In connection with the entry of the Judgment, the Company recognized a gross gain of $26.0 million (gross of attorney’s fees and other related expenses of $10.3 million), of which $16.7 million was secured by the Sureties, with the remainder secured by assets owned by the Guez defendants.

In February 2011, the Company entered into a settlement agreement with certain persons (the “Sureties”) that had secured a portion of the Judgment, pursuant to which the Sureties paid the Company $13 million in February 2011 and paid an additional $3.7 million in   April 2011 in full satisfaction of their obligations to the Company.  The amounts paid by the Sureties will reduce the obligations of certain of the Guez defendants (ADS and Hubert Guez) under the Judgments.

In April 2011, the Company entered into a final settlement agreement with the Guez defendants in full satisfaction of the amounts owed under the Judgments. See Note 12 for detail on this final settlement agreement.

Normal Course litigation

From time to time, the Company is also made a party to litigation incurred in the normal course of business. While any litigation has an element of uncertainty, the Company believes that the final outcome of any of these routine matters will not have a material effect on the Company’s financial position or future liquidity.

10.  Related Party Transactions

The Candie’s Foundation

The Candie's Foundation, a charitable foundation founded by Neil Cole for the purpose of raising national awareness about the consequences of teenage pregnancy, owed the Company $0.9 million and $0.9 million at March 31, 2011 and December 31, 2010, respectively.  In February 2011, the Candie’s Foundation received a contribution of approximately $0.3 million from a licensee of the Company.  The Candie's Foundation intends to pay-off the entire borrowing from the Company during 2011, although additional advances will be made as and when necessary.

Travel

The Company recorded expenses of approximately $20,000 in the Prior Year Quarter for the hire and use of aircraft solely for business purposes owned by a company in which the Company’s chairman, chief executive officer and president is the sole owner.  There were no such expenses in the Current Quarter.  Management believes that all transactions were made on terms and conditions no less favorable than those available in the marketplace from unrelated parties.

11.   Segment and Geographic Data

The Company has one reportable segment, licensing and commission revenue generated from its brands. The geographic regions consist of the United States and Other (which principally represents Canada, Japan and Europe). Long lived assets are substantially all located in the United States. Revenues attributed to each region are based on the location in which licensees are located.

The net revenues by type of license and information by geographic region are as follows:

	For the Three Months Ended
(000's omitted)	March 31,
	2011	2010
Licensing and other revenue by category:
Direct-to-retail license	$42,617	$38,564
Wholesale license	45,096	32,602
Entertainment and other	4,643	538
	$92,356	$71,704

Licensing and other revenue by geographic region:
United States	$75,910	$68,173
Other	16,446	3,531
	$92,356	$71,704

12.   Subsequent Events

Hardy Way and Nervous Tattoo

On April 26, 2011, Hardy Way acquired substantially all of the sublicensing rights to the “Ed Hardy” brand and trademarks from its licensee, Nervous Tattoo, Inc. (“NT”) pursuant to an Asset Purchase Agreement (the “APA”) by and among Hardy Way, NT and Audigier Brand Management Group, LLC (“ABMG,” and together with NT, the “Sellers”).  Immediately prior to the closing of the transactions contemplated by the APA, the Company contributed $62.0 million to Hardy Way, thereby increasing the Company’s ownership interests in Hardy Way from 50% to 85% of the outstanding membership interests; as a result, beginning April 26, 2011, Hardy Way will be consolidated with the Company.  Pursuant to the APA, Hardy Way purchased approximately 40 sublicenses and other agreements related to the design, manufacture and sales of products exploiting the “Ed Hardy” brand and trademarks as well as the right to enter into additional sublicense agreements in most categories.  Hardy Way paid $55.0 million in cash for the assets described above.  In addition, the Sellers may be entitled to receive up to an additional $7.0 million in cash pursuant to an earn-out based on royalties received by Hardy Way through June 30, 2013.

Sweet Sportswear/Unzipped settlement

On April 26, 2011, the Company entered into an agreement settling a lawsuit filed by the Company in the Superior Court of California, Los Angeles County against the Guez Defendants, pursuant to which the Guez Defendants and certain sureties paid the Company an aggregate of $27.7 million (including an aggregate of $16.7 million previously paid in February and April 2011) in full satisfaction of their obligations to the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995. The statements that are not historical facts contained in this report are forward looking statements that involve a number of known and unknown risks, uncertainties and other factors, all of which are difficult or impossible to predict and many of which are beyond our control, which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. These risks are detailed our Form 10-K for the fiscal year ended December 31, 2010 and other SEC filings. The words “believe”, “anticipate,” “expect”, “confident”, “project”, provide “guidance” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date the statement was made.

Executive Summary. We are a brand management company engaged in licensing, marketing and providing trend direction for a diversified and growing consumer brand portfolio. Our brands are sold across every major segment of retail distribution, from luxury to mass. As of March 31, 2011, we and our joint ventures owned 23 iconic consumer brands: Candie’s, Bongo, Badgley Mischka, Joe Boxer, Rampage, Mudd, London Fog, Mossimo, Ocean Pacific/OP, Danskin/Danskin Now, Rocawear, Cannon, Royal Velvet, Fieldcrest, Charisma, Starter, and Waverly. In addition, Scion LLC, a joint venture in which we have a 50% investment, owns the Artful Dodger brand; Hardy Way, a joint venture in which we have a 50% investment, owns the Ed Hardy brands (see Note 12 of Notes to Unaudited Condensed Consolidated Financial Statements); IPH Unltd, a joint venture in which we have a 51% controlling investment, owns the Ecko and Zoo York brands; MG Icon, a joint venture in which we have a 50% investment, owns the Material Girl brand; and Peanuts Holdings, a joint venture in which we have an 80% controlling investment, owns, through its wholly-owned subsidiary Peanuts Worldwide, the Peanuts brands. We license our brands worldwide through over 1,000 direct-to-retail and wholesale licenses for use across a wide range of product categories, including footwear, fashion accessories, sportswear, home products and décor, and beauty and fragrance. Our business model allows us to focus on our core competencies of marketing and managing brands without many of the risks and investment requirements associated with a more traditional operating company. Our licensing agreements with leading retail and wholesale partners throughout the world provide us with a predictable stream of guaranteed minimum royalties.

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

Results of Operations

The three months ended March 31, 2011 compared to the three months ended March 31, 2010

Licensing and Other Revenue. Licensing and other revenue for the Current Quarter increased to $92.4 million from $71.7 million for the Prior Year Quarter.  In the Current Quarter, the increase in revenue was primarily related to our acquisition of the Peanuts assets (acquired June 2010), for which there was no comparable revenue in the Prior Year Quarter.

Operating Expenses. Selling, general & administrative expenses (“SG&A”) totaled $32.0 million in the Current Quarter compared to $22.3 million in the Prior Year Quarter. The increase of approximately $9.7 million was primarily driven by SG&A expenses of $13.5 million incurred by our Peanuts (acquired June 2010) business, which is consolidated and has no comparable SG&A expenses in the Prior Year Quarter.  The remaining decrease was partially driven by a decrease of $2.0 million in advertising and marketing expenses due to the timing of certain initiatives, as well as a decrease in bad debt expense of $1.3 million, from $1.8 million in the Prior Year Quarter to $0.5 million in the Current Quarter.

Operating Income. Operating income for the Current Quarter increased to $60.3 million, or approximately 65% of total revenue, compared to $49.4 million or approximately 69% of total revenue for the Prior Year Quarter. This decrease in our operating margin percentage is primarily the result of the increase in SG&A relating to the Peanuts acquisition mainly due to incremental talent share and agents’ expenses, offset by the increase in revenue, for the reasons detailed above.

Other Expenses - Net – Other expenses - net decreased slightly overall, from approximately $8.9 million in the Prior Year Quarter to approximately $8.7 million in the Current Quarter.  A decrease of approximately $1.1 million in interest expense was primarily attributable to lower average debt balance in the Current Quarter as compared to the Prior Year Quarter.  Additionally, the decrease was partially offset by an aggregate decrease in our equity earnings on joint ventures of approximately $0.5 million primarily due to marketing initiatives for our MG Icon and Iconix China joint ventures during the Current Quarter, as well as a decrease of approximately $0.5 million in interest income from $1.1 million in the Prior Year Quarter to $0.6 million in the Current Quarter, primarily due to dividends received from our investment in Roc Apparel LLC, our core licensee for the Rocawear brand, in the Prior Year Quarter for which there were no comparable dividends received in the Current Quarter.

Provision for Income Taxes. The effective income tax rate for the Current Quarter is approximately 31.9% resulting in the $16.5 million income tax expense, as compared to an effective income tax rate of 32.5% in the Prior Year Quarter which resulted in the $13.2 million income tax expense.  The effective tax rate decreased from the Prior Year Quarter to the Current Quarter due to increased aggregate earnings attributable to our non-controlling interests, for which we do not pay taxes.  The increase in aggregate earnings attributable to our non-controlling interest relates to our acquisition of the Peanuts assets in June 2010, for which there were no comparable earnings in the Prior Year Quarter.

Net Income. Our net income was $35.1 million in the Current Quarter, compared to net income of $27.4 million in the Prior Year Quarter, as a result of the factors discussed above.

Liquidity and Capital Resources

Liquidity

Our principal capital requirements have been to fund acquisitions, working capital needs, and to a lesser extent, capital expenditures. We have historically relied on internally generated funds to finance our operations and our primary source of capital needs for acquisition has been the issuance of debt and equity securities. At March 31, 2011 and December 31, 2010, our cash totaled $99.9 million and $121.9 million, respectively, including short-term restricted cash of $3.8 million and $3.3 million, respectively.

Our Term Loan Facility requires us to repay the principal amount of the Term Loan Facility outstanding in an amount equal to 50% of the excess cash flow of the subsidiaries subject to the Term Loan Facility for the most recently completed fiscal year, unless we meet certain criteria specified by a financial covenant defined in the Term Loan Facility. On March 21, 2011, we paid to Barclays, for the benefit of the Lenders, $60.0 million, which was an optional prepayment.  As of December 31, 2010 our ratio of Consolidated Total Debt (as defined by the Term Loan Facility) to Consolidated EBITDA (as defined by the Term Loan Facility) was below 2.5 to 1.0, which eliminated the obligation to pay 50% of the excess cash flow from the subsidiaries subject to the Term Loan Facility for 2010.

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

As of March 31, 2011, we held marketable securities consisting of auction rate securities, herein referred to as ARS. Beginning in the third quarter of 2007, $13.0 million of our ARS had failed auctions due to sell orders exceeding buy orders. In December 2008, the insurer of the ARS exercised its put option to replace the underlying securities of the auction rate securities with its preferred securities. Further, although these ARS had paid dividends according to their stated terms, we received notice from the insurer that the payment of cash dividends would cease after July 31, 2009 and were only temporarily reinstated for the 4-week period from December 23, 2009 through January 15, 2010, to be resumed if the board of directors of the insurer declared such cash dividends to be payable at a later date.  No further dividends have been received.  In January 2010, we commenced a lawsuit against the broker-dealer of these ARS alleging, among other things, fraud, and seeking full recovery of the $13.0 million face value of the ARS, as well as legal costs and punitive damages.  In November 2010, the insurer filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code.  These funds will not be available to us unless we realize recovery through the bankruptcy process, settlement or legal judgment. Prior to the cessation of regular cash dividend payments at 4-week intervals, we estimated the fair value of our ARS with a discounted cash flow model where we used the expected rate of cash dividends to be received.  As regular cash dividend payments have ceased, we changed our methodology for estimating the fair value of the ARS.  Beginning June 30, 2009, we estimated the fair value of our ARS using the present value of the weighted average of several scenarios of recovery based on our assessment of the probability of each scenario. We considered a variety of factors in our analysis including: credit rating of the issuer and insurer, comparable market data (if available), current macroeconomic market conditions, quality of the underlying securities, and the probabilities of several levels of recovery and reinstatement of cash dividend payments.  As a result of our evaluations and primarily due to the bankruptcy of the insurer of the ARS, which reduced the market value of its preferred securities to zero in the fourth quarter of 2010, $13.0 million of our ARS were written down to zero as a cumulative realized pre-tax loss of $13.0 million to reflect a permanent decrease in fair value. We believe our cash flow from future operations and our existing cash on hand will be sufficient to satisfy our anticipated working capital requirements for the foreseeable future, regardless of the possibility and timeliness of the recovery of these funds.

Changes in Working Capital

At March 31, 2011 and December 31, 2010 the working capital ratio (current assets to current liabilities) was 0.97 to 1 and 2.26 to 1, respectively. This decrease was driven by an increase in the current portion of long-term debt related to our Term Loan Facility due January 2012 as well as the factors set forth below:

Operating Activities

Net cash provided by operating activities increased approximately $2.5 million, from $51.9 million in the Prior Year Quarter to $54.4 million in the Current Quarter.  This increase in net cash provided by operating activities of $2.5 million is primarily due to an increase in net income of approximately $7.7 million from $27.4 million in the Prior Year Quarter to $35.1 million in Current Quarter for the reasons discussed above, as well as an increase in deferred income taxes of $2.0 million from the Prior Year Quarter.  This increase was partially offset by a decrease in the aggregate net changes in operating assets and liabilities, net of business acquisitions, provided by operating activities of $7.0 million from the Prior Year Quarter.

Investing Activities

Net cash used in investing activities in the Current Quarter decreased approximately $0.4 million, from $3.9 million in the Prior Year Quarter to $3.5 million in the Current Year. This decrease is primarily due to a $4.0 million payment made upon acquisition of our 50% interest in MG Icon in the Prior Year Quarter, and $0.7 million cash earn-out in the Prior Year Quarter, for which there were no comparable transactions in the Current Quarter.  These items were offset by an increase of $2.6 million in net distributions to our joint venture partners from $1.0 million of net distributions from our joint venture partners in the Prior Year Quarter as compared to net distributions to our joint venture partners of $1.6 million in the Current Quarter primarily related to our Hardy Way and Iconix Latin America joint ventures.

Financing Activities

Net cash used in financing activities increased $16.1 million, from $57.4 million of net cash provided by financing activities in the Prior Year Quarter to net cash used in financing activities of $73.5 million in the Current Quarter. The main driver of this net increase of cash used in financing activities of $16.1 million was an increase of $13.3 million in principal payments on our long-term debt during the Current Quarter as compared to the Prior Year Quarter. Specifically, our payment in March 2010 of 50% of the excess cash flow from the subsidiaries subject to the Term Loan Facility for 2009 was $47.2 million, as compared to our optional prepayment in March 2011 of $60.0 million.  Further, during the Current Quarter we made a payment of $4.0 million related to our acquisition of our 50% interest in MG Icon for which there was no comparable transaction in the Prior Year Quarter.

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

In January 2010, the FASB issued guidance under ASC Topic 810 regarding scope clarification on accounting and reporting for decreases in ownership of a subsidiary.  This guidance clarifies that the scope of the decrease in ownership provisions of ASC Topic 810 applies to a subsidiary or group of assets that is a business, a subsidiary that is a business that is transferred to an equity method investee or a joint venture or an exchange of a group of assets that constitutes a business for a noncontrolling interest in an entity.  This guidance is effective as of the beginning of the period in which an entity adopts guidance under ASC Topic 810 regarding non-controlling interests, and if it has been previously adopted, the first interim or annual period ended on or after December 15, 2009, applied retrospectively to the first period that the entity adopted this guidance, and its requirements have not had a material impact our results of operations or financial position.

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

In December 2007, the FASB issued guidance under ASC Topic 810 “Consolidation” as it relates to non-controlling interests in consolidated financial statements.  This guidance establishes accounting and reporting standards for the non-controlling interest (previously referred to as minority interest) in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity, not as a liability, in the consolidated financial statements. It also requires disclosure on the face of the consolidated statement of operations of the amounts of consolidated net income attributable to both the parent and the non-controlling interest. This guidance also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation.

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

We adopted guidance under ASC Topic 740, beginning January 1, 2007, as it relates to uncertain tax positions. The implementation of this guidance did not have a significant impact on our financial position or results of operations. The total unrecognized tax benefit was $1.1 million at the date of adoption. At December 31, 2010, the total unrecognized tax benefit was $1.2 million. However, this unrecognized tax benefit is not recognized for accounting purposes because the related deferred tax asset has been fully reserved in prior years. We are continuing our practice of recognizing interest and penalties related to income tax matters in income tax expense. There was no accrual for interest and penalties related to uncertain tax positions for the year ended December 31, 2010. We file federal and state tax returns and we are generally no longer subject to tax examinations for fiscal years prior to 2007.

Marketable securities, which are accounted for as available-for-sale, are stated at fair value in accordance with guidance under ASC Topic 320 Debt and Equity Securities, and consisted of auction rate securities. Temporary changes in fair market value are recorded as other comprehensive income or loss, whereas other than temporary markdowns were realized through our statement of operations. On January 1, 2008, we adopted guidance under ASC Topic 820 Fair Value Measurements and Disclosures, which establishes a framework for measuring fair value and requires expanded disclosures about fair value measurement. While this guidance does not require any new fair value measurements in its application to other accounting pronouncements, it does emphasize that a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation.  Although we believe our judgments, estimates and/or assumptions used in determining fair value are reasonable, making material changes to such judgments, estimates and/or assumptions could materially affect such impairment analyses and our financial results.  Due to the bankruptcy of the insurer of the auction rate securities, which reduced the market value of the insurer’s preferred securities to zero, we estimated the fair value of our auction rate securities to be zero. We believe this decrease in fair value is permanent due to the aforementioned bankruptcy.  The effect of the failure to auction since the third quarter of fiscal 2007 and the aforementioned bankruptcy has resulted in pre-tax loss of $13.0 million.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We limit exposure to foreign currency fluctuations by requiring the majority of our licenses to be denominated in U.S. dollars.  Our note receivable due from the purchasers of the Canadian trademark for Joe Boxer is denominated in Canadian dollars.  If there were an adverse change in the exchange rate from Canadian dollars to U.S. dollars of less than 10%, the expected effect on net income would be immaterial.  Certain other licenses are denominated in Japanese Yen.  To mitigate interest rate risks, we have purchased derivative financial instruments such as forward contracts to convert certain portions of our revenue and cash received in yen to fixed exchange rates.  If there were an adverse change in the exchange rate from Japanese Yen to U.S. dollars of 10%, the expected effect on net income would be immaterial.

We are exposed to potential loss due to changes in interest rates. Investments with interest rate risk include marketable securities. Debt with interest rate risk includes the fixed and variable rate debt. As of March 31, 2011, we had approximately $111.2 million in variable interest debt under our Term Loan Facility. To mitigate interest rate risks, we have purchased derivative financial instruments such as interest rate hedges to convert certain portions of our variable rate debt to fixed interest rates. If there were an adverse change in interest rates of 10%, the expected effect on net income would be immaterial.

We invested in certain auction rate securities, herein referred to as ARS. Beginning in the third quarter of 2007 and through the Current Quarter, our balance of ARS failed to auction due to sell orders exceeding buy orders, and the insurer of the ARS exercised its put option to replace the underlying securities of the ARS with its preferred securities.  Further, although the ARS had paid cash dividends according to their stated terms, the payment of cash dividends ceased after July 31, 2009 and were only temporarily reinstated for the four week period from December 23, 2009 to January 15, 2010.  The dividends would be resumed only if the board of directors of the insurer declared such cash dividends to be payable at a later date.  No further dividends were received.  In January 2010, we commenced a lawsuit against the broker-dealer of these ARS alleging, among other things, fraud, and seeking full recovery of the $13.0 million face value of the ARS, as well as legal costs and punitive damages.  In November 2010, the insurer filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code.  These funds will not be available to us unless we realize recovery through the bankruptcy process, settlement or legal judgment of the action brought against the broker-dealer. Due to the bankruptcy of the insurer of the ARS, which reduced the market value of its preferred securities to zero, we estimated the fair value of our ARS to be zero. We believe this cumulative decrease in fair value is permanent due to the aforementioned bankruptcy.  The cumulative effect of the failure to auction since the third quarter of fiscal 2007 through 2010 has resulted in pre-tax loss of $13.0 million which is reflected in the Consolidated Income Statement as a loss on marketable securities in the fourth quarter of 2010.

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

The principal executive officer and principal financial officer also conducted an evaluation of internal control over financial reporting, herein referred to as internal control, to determine whether any changes in internal control occurred during the quarter ended March 31, 2011 that may have materially affected or which are reasonably likely to materially affect internal control. Based on that evaluation, there has been no change in the Company’s internal control during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to affect, the Company’s internal control.

PART II. Other Information

Item 1. Legal Proceedings.

See Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1A. Risk Factors.

In addition to the risk factors disclosed in Part 1, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010, set forth below are certain factors that have affected, and in the future could affect, our operations or financial condition. We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could impact our operations. The risks described below and in our Annual Report on Form 10-K for the year ended December 31, 2010 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our financial condition and/or operating results.

Our existing and future debt obligations could impair our liquidity and financial condition, and in the event we are unable to meet our debt obligations we could lose title to our trademarks.

As of March 31, 2011, our unaudited condensed consolidated balance sheet reflects debt of approximately $519.5 million, including secured debt of $253.0 million ($111.2 million under our Term Loan Facility due January 1, 2012, $64.3 million under Asset-Backed Notes issued by our subsidiary, IP Holdings, and $77.5 million under the Ecko Note), primarily all of which was incurred in connection with our acquisition activities. In accordance with ASC 820, our Convertible Notes are included in our $519.5 million of consolidated debt at a net debt carrying value of $266.6 million; however, the principal amount owed to the holders of our Convertible Notes is $287.5 million. Also the Ecko Note, while consolidated on our balance sheet, is an obligation solely of the IPH Unltd joint venture. We may also assume or incur additional debt, including secured debt, in the future in connection with, or to fund, future acquisitions. Our debt obligations:

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

Our licensees Wal-Mart, Target, Kohl’s and Kmart, were our four largest direct-to-retail licensees during the Current Quarter, representing approximately 23%, 10%, 5% and 5%, respectively, of our total revenue for such period, while Li & Fung USA was our largest wholesale licensee, representing approximately 11% of our total revenue for such period. Our license agreement with Target for the Mossimo trademark grants it the exclusive U.S. license for substantially all Mossimo-branded products for a current term expiring in January 2014; and our second license agreement with Target for the Fieldcrest mark grants it the exclusive U.S. license for substantially all Fieldcrest-branded products for a term expiring in January 2015. Our license agreement with Wal-Mart for the Ocean Pacific and OP trademarks grants it the exclusive license in the U.S., Canada, Mexico, China, India and Brazil for substantially all Ocean Pacific/OP-branded products for a term expiring June 30, 2011; our second license agreement with Wal-Mart for the Danskin Now trademark grants it the exclusive license in the U.S., Canada, Argentina, and Central America for substantially all Danskin Now-branded products for a term expiring December 2012; and our third license agreement with Wal-Mart for the Starter trademark grants it the exclusive license in the U.S., Canada and Mexico for substantially all Starter-branded products for an initial term expiring in December 2013. Our license agreement with Kohl’s for the Candie’s trademark grants it the exclusive U.S. license for a wide variety of Candie’s-branded product categories for a term expiring in January 2016, and our license agreement with Kohl’s for the Mudd trademark grants it the exclusive U.S. license for a wide variety of Mudd-branded product categories for an initial term expiring in January 2015. Our license agreement with Kmart with respect to the Joe Boxer trademark grants it the exclusive U.S. license for a wide variety of product categories for a current term expiring in December 2015; our license agreement with Kmart for the Cannon trademark grants it the exclusive license in the U.S. and Canada for a wide variety of product categories for an initial term expiring February 1, 2014; and our license agreement with Kmart for the Bongo trademark grants it the exclusive U.S. license for a wide variety of product categories for an initial term expiring February 1, 2016. Our license agreements with Li & Fung USA grant it the exclusive worldwide license with respect to our Royal Velvet trademarks for a variety of products sold exclusively at Bed Bath & Beyond in the U.S., and the exclusive license (in many countries outside of the U.S. and Canada) for the Cannon trademark for a variety of products. The term for each of these licenses with Li & Fung USA expires on December 31, 2013. Our license agreements with Wear Me, a subsidiary of Li & Fung USA, for the Rocawear trademark grant it the exclusive licenses for the U.S. and its territories for sleepwear, underwear, swimwear and outerwear expire on December 31, 2013; our license agreements with Wear Me for certain Ecko trademarks grant it the exclusive licenses for the U.S. and its territories for sleepwear, underwear, swimwear and outerwear expire on December 31, 2013; and our license agreements with Wear Me for the Zoo York trademark that grant it the exclusive licenses for the U.S. and its territories for sleepwear, underwear, swimwear and outerwear expires on December 31, 2014.  Because we are dependent on these licensees for a significant portion of our licensing revenue, if any of them were to have financial difficulties affecting its ability to make guaranteed payments, or if any of these licensees decides not to renew or extend its existing agreement with us, our revenue and cash flows could be reduced substantially.

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

As of March 31, 2011, goodwill represented approximately $192.8 million, or approximately 10% of our total consolidated assets, and trademarks and other intangible assets represented approximately $1,398.5 million, or approximately 73% of our total consolidated assets. Under current U.S. GAAP accounting standards, goodwill and indefinite life intangible assets, including some of our trademarks, are no longer amortized, but instead are subject to impairment evaluation based on related estimated fair values, with such testing to be done at least annually. While, to date, no impairment write-downs have been necessary, any write-down of goodwill or intangible assets resulting from future periodic evaluations would, as applicable, either decrease our net income or increase our net loss and those decreases or increases could be material.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table represents information with respect to purchases of common stock made by the Company during the Current Quarter:

Month of purchase	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January 1 – January 31	-	$-	$-	$71,722,003
February 1 – February 28	59,640	$22.73	$-	$71,722,003
March 1 – March 31	11,504	$21.30	$-	$71,722,003
Total	71,144	$22.50	$-	$71,722,003

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

Iconix Brand Group, Inc. (Registrant)

Date: May 5, 2011	/s/ Neil Cole
Neil Cole Chairman of the Board, President and Chief Executive Officer (on Behalf of the Registrant)

Date: May 5, 2011	/s/ Warren Clamen
Warren Clamen Executive Vice President and Chief Financial Officer