Form 10-Q
period 2011-06-30
ICONIX BRAND GROUP, INC.
filed 2011-08-09
CIK 857737

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2011

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

Common Stock, $.001 Par Value – 73,189,489 shares as of August 2, 2011.

INDEX

FORM 10-Q

Iconix Brand Group, Inc. and Subsidiaries

Part I.  Financial Information
Item 1. Financial Statements

Iconix Brand Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except par value)

	June 30,	December 31,
	2011	2010
	(unaudited)
Assets
Current Assets:
Cash (including restricted cash of $3,727 in 2011 and $3,300 in 2010)	$235,357	$121,935
Accounts receivable	66,148	65,507
Deferred income tax assets	1,743	1,743
Other assets - current	24,486	36,681
Total Current Assets	327,734	225,866
Property and equipment:
Furniture, fixtures and equipment	17,335	14,894
Less: Accumulated depreciation	(5,613)	(4,410)
	11,722	10,484
Other Assets:
Restricted cash	15,866	15,866
Other assets	31,459	43,128
Trademarks and other intangibles, net	1,494,603	1,400,550
Deferred financing costs, net	1,471	3,119
Investments and joint ventures	39,714	59,677
Goodwill	212,042	192,780
	1,795,155	1,715,120
Total Assets	$2,134,611	$1,951,470

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$30,034	$43,275
Deferred revenue	25,679	16,305
Current portion of long-term debt	307,942	36,380
Other liabilities - current	5,300	4,000
Total current liabilities	368,955	99,960

Deferred income tax liability	156,976	138,577
Long-term debt, less current maturities	332,730	548,007
Deferred revenue	6,403	11,561
Other liabilities	12,858	14,451
Total Liabilities	877,922	812,556

Commitments and contingencies

Stockholders' Equity
Common stock, $.001 par value shares authorized 150,000; shares issued 74,468 and 73,930, respectively	74	74
Additional paid-in capital	785,106	752,803
Retained earnings	367,291	294,316
Accumulated other comprehensive gain	-	-
Less: Treasury stock – 1,494 and 1,409 shares at cost, respectively	(13,278)	(10,831)
Total Iconix Brand Group, Inc. Stockholders’ Equity	1,139,193	1,036,362
Non-controlling interest	117,496	102,552
Total Stockholders’ Equity	1,256,689	1,138,914
Total Liabilities and Stockholders' Equity	$2,134,611	$1,951,470

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Income Statements
(in thousands, except earnings per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Licensing and other revenue	$89,293	$76,013	$181,649	$147,717

Selling, general and administrative expenses	31,662	26,369	63,667	48,687
Expenses related to specific litigation	45	201	92	207

Operating income	57,586	49,443	117,890	98,823

Other (income) expenses
Interest expense	13,825	10,672	23,761	21,701
Interest and other income	(22,208)	(724)	(22,809)	(1,778)
Equity earnings on joint ventures	(2,517)	(1,104)	(3,138)	(2,217)
Other (income) expenses - net	(10,900)	8,844	(2,186)	17,706

Income before income taxes	68,486	40,599	120,076	81,117

Provision for income taxes	23,640	13,631	40,104	26,790

Net income	$44,846	$26,968	$79,972	$54,327

Less: Net income attributable to non-controlling interest	$3,303	$2,427	$6,997	$5,012

Net income attributable to Iconix Brand Group, Inc.	$41,543	$24,541	$72,975	$49,315

Earnings per share:
Basic	$0.57	$0.34	$1.00	$0.69

Diluted	$0.55	$0.33	$0.97	$0.66

Weighted average number of common shares outstanding:
Basic	72,962	72,169	72,865	71,855

Diluted	75,423	74,749	75,396	74,589

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statement of Stockholders' Equity

Six Months Ended June 30, 2011
(in thousands)

					Accumulated
			Additional		Other		Non-
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Controlling
	Shares	Amount	Capital	Earnings	Gain	Stock	Interest	Total
Balance at January 1, 2011	73,930	$74	$752,803	$294,316	$-	$(10,831)	$102,552	$1,138,914
Shares issued on exercise of stock options	213	-	1,519	-	-	-	-	1,519
Shares issued on vesting of restricted stock	181	-	-	-	-	-	-	-
Shares issued for earn-out on acquisition	144	-	427	-	-	-	-	427
Tax benefit of stock option exercises	-	-	910	-	-	-	-	910
Compensation expense in connection with restricted stock and stock options	-	-	4,946	-	-	-	-	4,946
Cost of shares repurchased on vesting of restricted stock and exercise of stock options	-	-	-	-	-	(2,447)	-	(2,447)
Equity portion of convertible notes	-	-	33,875	-				33,875
Net cost of hedge on convertible notes	-	-	(9,374)	-				(9,374)
Comprehensive income:
Net income	-	-	-	72,975	-	-	6,997	79,972
Change in fair value of hedges	-	-	-	-	-	-	-	-
Total comprehensive income	-	-	-	-	-	-	-	79,972
Distributions to joint ventures	-	-	-	-	-	-	(6,983)	(6,983)
Non-controlling interest of acquired companies	-	-	-	-	-	-	14,930	14,930
Balance at June 30, 2011	74,468	$74	$785,106	$367,291	$-	$(13,278)	$117,496	$1,256,689

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$79,972	$54,327
Depreciation of property and equipment	1,203	644
Amortization of trademarks and other intangibles	3,639	4,224
Amortization of deferred financing costs	3,769	1,142
Amortization of convertible note discount	8,868	7,345
Stock-based compensation expense	4,946	4,632
Gain on re-measurement of equity investment	(21,465)	-
Provision for doubtful accounts	883	1,983
Accrued interest on long-term debt	1,944	1,930
Net earnings on equity investments in joint ventures	(3,138)	(2,217)
Realization of cash flow hedge	-	134
Deferred income taxes	16,679	7,464
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(1,214)	1,639
Other assets - current	12,997	(3,253)
Other assets	14,075	3,869
Deferred revenue	4,216	(7,546)
Accounts payable and accrued expenses	(13,070)	6,170
Net cash provided by operating activities	114,304	82,487
Cash flows used in investing activities:
Purchases of property and equipment	(2,441)	(649)
Acquisition of interest in Hardy Way	(62,000)	-
Acquisition of interest in MG Icon	-	(4,000)
Acquisition of Peanuts Worldwide	-	(172,054)
Payment of expenses related to acquisitions	-	(1,160)
Net distributions (to) from equity partners	(3,855)	1,919
Earn-out payment on acquisition	-	(799)
Additions to trademarks	(76)	(18)
Net cash used in investing activities	(68,372)	(176,761)
Cash flows used in financing activities:
Proceeds from long-term debt	292,500	-
Proceeds from sale of warrants	28,800	-
Purchase of convertible note hedges	(58,740)	-
Deferred financing costs	(740)	-
Proceeds from exercise of stock options and warrants	1,519	700
Shares repurchased on vesting of restricted stock and exercise of stock options	(2,447)	(498)
Payment of long-term debt	(190,312)	(64,051)
Acquisition of interest in MG Icon	(4,000)	-
Non-controlling interest contribution	-	16,500
Excess tax benefit from share-based payment arrangements	910	315
Restricted cash - current	(427)	3,154
Net cash provided by (used in) financing activities	67,063	(43,880)
Net (increase) decrease in cash and cash equivalents	112,995	(138,154)
Cash, beginning of period	118,635	195,381
Cash, end of period	$231,630	$57,227
Balance of restricted cash - current	3,727	3,009
Total cash including current restricted cash, end of period	$235,357	$60,236

Supplemental disclosure of cash flow information:

	Six Months Ended June 30,
	2011	2010

Cash paid during the period:
Income taxes	$15,002	$12,491
Interest	$11,222	$10,839

Supplemental disclosures of non-cash investing and financing activities:

	Six Months Ended June 30,
	2011	2010

Acquisitions:
Common stock issued	$3,210	$9,689

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2011

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of Iconix Brand Group, Inc. (the "Company", “we”, “us”, or “our”), all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months (“Current Quarter”) and six months (“Current Six Months”) ended June 30, 2011 are not necessarily indicative of the results that may be expected for a full fiscal year.

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010 (“2010”).

2.  Trademarks and Other Intangibles, net

Trademarks and other intangibles, net consist of the following:

		June 30, 2011		December 31, 2010
	Estimated	Gross		Gross
	Lives in	Carrying	Accumulated	Carrying	Accumulated
(000's omitted)	Years	Amount	Amortization	Amount	Amortization

Indefinite life trademarks and copyrights	Indefinite	$1,469,969	$-	$1,373,277	$-
Definite life trademarks	10-15	19,579	5,896	19,579	5,169
Non-compete agreements	2-15	10,475	9,772	10,475	9,092
Licensing agreements	1-9	31,103	20,855	30,103	18,640
Domain names	5	570	570	570	553
		$1,531,696	$37,093	$1,434,004	$33,454

In April 2011, the Company completed a transaction in which Hardy Way acquired substantially all of the licensing rights to the Ed Hardy brands and trademarks from its licensee.  Also, as part of this transaction, the Company increased its ownership interest in Hardy Way to an 85% controlling interest.  In accordance with ASC Topic 810, as of April 2011 the assets and liabilities and results of operations of Hardy Way have been consolidated with the Company.  As a result of this transaction, the Company increased its indefinite life trademarks by $96.5 million and its licensing agreements by $1.0 million.  See note 3 for further explanation of this transaction.

In June 2010, the Company completed a transaction in which it acquired an 80% controlling interest in Peanuts Worldwide, owner of the Peanuts portfolio of brands and related assets, through its wholly-owned subsidiary, Icon Entertainment LLC.  As a result of this transaction, the Company increased its indefinite life trademarks by $153.0 million and its licensing agreements by $1.1 million.  See note 3 for further explanation of this transaction.

Amortization expense for intangible assets for the Current Quarter and the three months ended June 30, 2010 (“Prior Year Quarter”) was $1.6 million and $2.1 million, respectively, and $3.6 million and $4.2 million for the Current Six Months and the six months ended June 30, 2010 (“Prior Year Six Months”), respectively. The trademarks of Candie’s, Bongo, Joe Boxer, Rampage, Mudd, London Fog, Mossimo, Ocean Pacific, Danskin, Rocawear, Cannon, Royal Velvet, Fieldcrest, Charisma, Starter, Waverly, Ecko, Zoo York, Peanuts and Ed Hardy have been determined to have an indefinite useful life and accordingly, consistent with ASC Topic 350, no amortization has been recorded in the Company's unaudited condensed consolidated income statements. Instead, each of these intangible assets are tested for impairment at least annually on an individual basis as separate single units of accounting, with any related impairment charge recorded to the statement of operations at the time of determining such impairment.  Similarly, consistent with ASC Topic 360, there was no impairment of the definite-lived trademarks.

3.  Investments and Joint Ventures

Scion

Scion is a brand management and licensing company formed by the Company with Shawn “Jay-Z” Carter in March 2007 to buy, create and develop brands across a spectrum of consumer product categories. On November 7, 2007, Scion, through its wholly-owned subsidiary Artful Holdings LLC (“Artful Holdings”), purchased Artful Dodger, an urban apparel brand for a purchase price of $15.0 million.

At inception, the Company determined that it would consolidate Scion since, under ASC Topic 810 “Consolidation”, it is the primary beneficiary of the variable interest entity.

In March 2009, the Company effectively acquired a 16.6% interest in one of its licensees for $1. The Company has determined that this entity is a variable interest entity as defined by ASC Topic 810.  However, the Company is not the primary beneficiary.  The investment in this entity is accounted for under the cost method of accounting.  As part of the transaction, the Company and its Scion partner each contributed approximately $2.1 million to Scion, totaling approximately $4.1 million, which was deposited as cash collateral under the terms of the entity’s financing agreements.  During 2010, approximately $3.3 million of the collateral was released to Scion and distributed to the Scion members equally. The remaining $0.8 million of cash collateral, which is owned by Scion, is included as short-term restricted cash in the Company’s balance sheet.  During the Current Quarter and Prior Year Quarter, the Company received and recognized zero and $0.5 million in dividends, respectively, from its investment in this licensee which is included in interest and other income in the unaudited condensed consolidated income statement.  During the Current Six Months and Prior Year Six Months, the Company received and recognized zero and $0.6 million in dividends, respectively.

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

As of June 30, 2011 and December 31, 2010, the carrying value of the consolidated assets that are collateral for the variable interest entity’s obligations total $12.1 million and $12.6 million, respectively, which is comprised of the Artful Dodger trademark.

Iconix China

In September 2008, the Company and Novel Fashions Holdings Limited (“Novel”) formed a joint venture (“Iconix China”) to develop and market the Company's brands in the People’s Republic of China, Hong Kong, Macau and Taiwan (the “China Territory”). Pursuant to the terms of this transaction, the Company contributed to Iconix China substantially all rights to its brands in the China Territory and committed to contribute $5.0 million, and Novel committed to contribute $20 million. Upon closing of the transaction, the Company contributed $2.0 million and Novel contributed $8.0 million. In September 2009, the parties amended the terms of the transaction to eliminate the obligation of the Company to make any additional contributions and to reduce Novel’s remaining contribution commitment to $9.0 million, $4.0 million of which was contributed in July 2010, $3.0 million of which was contributed in May 2011, and the remaining $2.0 million of which is payable on or prior to June 1, 2012, subject to reduction by mutual agreement of the parties.

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

Iconix Latin America

In December 2008, the Company contributed substantially all rights to its brands in Mexico, Central America, South America, and the Caribbean (the “Latin America Territory”) to Iconix Latin America LLC (“Iconix Latin America”), a then newly formed subsidiary of the Company.  On December 29, 2008, New Brands America LLC (“New Brands”), an affiliate of the Falic Group, purchased a 50% interest in Iconix Latin America.  In consideration for its 50% interest in Iconix Latin America, New Brands agreed to pay $6.0 million to the Company.  New Brands paid $1.0 million upon closing of this transaction and has committed to pay an additional $5.0 million over the 30-month period following closing.  As of June 30, 2011, the balance owed to the Company under this obligation is $0.5 million, due in full on September 30, 2011, which is included in the unaudited condensed consolidated balance sheet in other assets – current.

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

On April 26, 2011, Hardy Way acquired substantially all of the licensing rights to the Ed Hardy brands and trademarks from its licensee, Nervous Tattoo, Inc. (“NT”) pursuant to an Asset Purchase Agreement (the “APA”) by and among Hardy Way, NT and Audigier Brand Management Group, LLC (“ABMG,” and together with NT, the “Sellers”).  Immediately prior to the closing of the transactions contemplated by the APA, the Company contributed $62.0 million to Hardy Way, thereby increasing the Company’s ownership interests in Hardy Way from 50% to 85% of the outstanding membership interests.  Hardy Way paid $55.0 million in cash for the assets described above.  In addition, the Sellers may be entitled to receive up to an additional $7.0 million in cash pursuant to an earn-out based on royalties received by Hardy Way through June 30, 2013, which Hardy Way prepaid to the Sellers in an escrow account which will be returned to Hardy Way if the threshold for the earn-out is not met.  The Company has accounted for this contingent consideration in accordance with ASC Topic 805.  Further, as part of this transaction, the Sellers, as a licensee of Hardy Way for various men’s and women’s apparel categories, prepaid royalties to Hardy Way in the amount of $7.0 million, representing guaranteed minimum royalties for two years.

Also on April 26, 2011, the Company entered into an agreement settling a lawsuit filed by the Company against certain affiliates of the Sellers (specifically, the Guez Defendants; see note 9).

Prior to the April 26, 2011 transaction described above, based on the corporate structure, voting rights and contributions of the Company and Hardy Way, Hardy Way was not subject to consolidation.  This conclusion was based on the Company’s determination that the entity met the criteria to be considered a “business,” and therefore was not subject to consolidation due to the “business scope exception” of ASC Topic 810. As such, the Company had recorded its investment under the equity method of accounting.

In accordance with ASC Topic 805 “Business Combinations”, on April 26, 2011 the Company recorded a non-cash pre-tax re-measurement gain of approximately $21.5 million, representing the increase in the fair value of its original 50% investment in Hardy Way as a result of this transaction.  The re-measurement gain is included in interest and other income on the Company’s unaudited condensed consolidated income statement.  As of the date of this transaction and in accordance with ASC Topic 810, due to the Company’s now 85% controlling interest, Hardy Way is subject to consolidation with the Company, which is reflected in the Company’s financial statements as of June 30, 2011.

In accordance with ASC Topic 810, the Company recognizes the non-controlling interest of Hardy Way as equity in the consolidated financial statements and separate from the parent’s equity.

The Ed Hardy trademarks have been determined by management to have an indefinite useful life and accordingly, consistent with ASC Topic 350, no amortization is being recorded in the Company’s consolidated income statements. The goodwill and trademarks are subject to a test for impairment on an annual basis.  The $18.8 million of goodwill resulting from this transaction is deductible for income tax purposes.

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

ASC Topic 810 affirms that consolidation is appropriate when one entity has a controlling financial interest in another entity. The Company owns a 51% membership interest in IPH Unltd compared to the minority owner’s 49% membership interest. Further, the Company believes that the voting and veto rights of the minority shareholder are merely protective in nature and do not provide them with substantive participating rights in IPH Unltd.  As such, IPH Unltd is subject to consolidation with the Company, which is reflected in the unaudited condensed consolidated financial statements.

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

As of June 30, 2011 and December 31, 2010, the carrying value of the consolidated assets that are collateral for the variable interest entity’s obligations total $208.4 million and $209.1 million, which is comprised primarily of trademarks and license agreements. The assets of the Company are not available to the variable interest entity's creditors.

On July 27, 2011 the Company, through its newly formed wholly owned subsidiary ZY Holdings LLC (“ZY Holdings”), acquired the Zoo York trademark and related assets from IPH Unltd.  See note 12 for further details on this transaction.

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

MG Icon

In March 2010, the Company acquired a 50% interest in MG Icon, the owner of the Material Girl brands and trademarks and other rights associated with the artist, performer and celebrity known as "Madonna", from Purim LLC (“Purim”) for $20.0 million, $4.0 million of which was paid at closing and another $4.0 million of which was paid in March 2011.  As of June 30, 2011, of the remaining $12.0 million owed to Purim, $4.0 million is included in other current liabilities and $8.0 million is included in other liabilities. In addition, Purim may be entitled to receive additional consideration based on certain qualitative criteria.

At inception, the Company determined, in accordance with ASC Topic 810, based on the corporate structure, voting rights and contributions of the Company and Purim, MG Icon is a variable interest entity and not subject to consolidation, as, under ASC Topic 810, the Company is not the primary beneficiary of MG Icon.  The Company has recorded its investment under the equity method of accounting.

Pursuant to the terms of the MG Icon operating agreement and subject to certain conditions, the Company is entitled to recognize a preferred profit distribution from MG Icon of at least $20.0 million, after which all profits and losses are recognized 50/50 in accordance with each principal’s membership interest percentage.

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

Further, on the Closing Date, IE and Beagle entered into an operating agreement with respect to Peanuts Holdings (the “Operating Agreement”).  Pursuant to the Operating Agreement, the Company, through IE, and Beagle made capital contributions of $141.0 million and $34.0 million, respectively, in connection with the acquisition of Peanuts Worldwide.  The Interests were then purchased for $172.1 million in cash, as adjusted for acquired working capital.

In connection with the Operating Agreement, the Company through IE, loaned $17.5 million to Beagle (the “Beagle Note”), the proceeds of which were used to fund Beagle’s capital contribution to Peanuts Holdings in connection with the acquisition of Peanuts Worldwide.  The Beagle Note bears interest at 6% per annum, with minimum principal payable in equal annual installments of approximately $2.2 million on June 3, with any remaining unpaid principal balance and accrued interest to be due on June 3, 2015, the Beagle Note maturity date.  The Beagle Note is secured by the membership interest in Peanuts Holdings owned by Beagle.  As of June 30, 2011, approximately $2.2 million current portion is included in other assets - current in the unaudited condensed consolidated balance sheet and the $13.1 million long term portion is included in other assets - non-current.

ASC Topic 810 affirms that consolidation is appropriate when one entity has a controlling financial interest in another entity. The Company owns an 80% membership interest in Peanuts Holdings, compared to the non-controlling owner’s 20% membership interest. As such, Peanuts Holdings is subject to consolidation with the Company, which is reflected in the Company’s financial statements as of June 30, 2011.

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

4.  Fair Value Measurements

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

To determine the fair value of certain financial instruments, the Company relies on Level 2 inputs generated by market transactions of similar instruments where available, and Level 3 inputs using an income approach when Level 1 and Level 2 inputs are not available. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and financial liabilities and their placement within the fair value hierarchy. The following table summarizes the instruments measured at fair value at June 30, 2011 and December 31, 2010:

Carrying Amount as of
June 30, 2011				Valuation
(000's omitted)	Level 1	Level 2	Level 3	Technique
Marketable Securities	$-	$-	$-	(A)
Income Statement Hedge	$-	$-	$-	(A)
Balance Sheet Hedge	$-	$-	$-	(A)

Carrying Amount as of
December 31, 2010				Valuation
(000's omitted)	Level 1	Level 2	Level 3	Technique
Marketable Securities	$-	$-	$-	(A)

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

As of June 30, 2011, the Company held ARS with a face value of $13.0 million and a fair value of zero.  In December 2008, the insurer of the ARS exercised its put option to replace the underlying securities of the ARS with its preferred securities. Prior to the second quarter of 2009 the ARS had paid cash dividends according to their stated terms.  During the second quarter of 2009, the Company received notice from the insurer that payment of cash dividends ceased as of July 31, 2009 and would be resumed only if the board of directors of the insurer declared such cash dividends to be payable at a later date. The insurer’s board of directors temporarily reinstated dividend payments for the 4-week period from December 23, 2009 to January 15, 2010.  No further dividends have been received.  In January 2010, the Company commenced a lawsuit against the broker-dealer of these ARS alleging, among other things, fraud, and seeking full recovery of the $13.0 million face value of the ARS, as well as legal costs and punitive damages.  In November 2010, the insurer filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code.  These funds will not be available to the Company unless recovery is realized through the bankruptcy process, settlement or legal judgment of the action brought against the broker-dealer.   Prior to June 30, 2009, the Company estimated the fair value of its ARS with a discounted cash flow model where the Company used the expected rate of cash dividends to be received.  When the cash dividend payments ceased, the Company changed its methodology for estimating the fair value of the ARS.  Beginning June 30, 2009, the Company estimated the fair value of its ARS using the present value of the weighted average of several scenarios of recovery based on management’s assessment of the probability of each scenario. The Company considered a variety of factors in its model including: credit rating of the issuer and insurer, comparable market data (if available), current macroeconomic market conditions, quality of the underlying securities, and the probabilities of several levels of recovery and reinstatement of the cash dividend payments.  As a result of its evaluation and primarily due to the bankruptcy of the insurer of the ARS, which reduced the market value of its preferred securities to zero, during 2010 the Company recorded a pre-tax loss of approximately $13.0 million, presented as a loss on marketable securities in the other expenses section of the Consolidated Income Statement, as this write-down was deemed to be permanent.   In previous periods, all changes to the fair market value of the ARS were deemed temporary, and as such were recorded in other comprehensive income in the consolidated balance sheet and statement of stockholders’ equity and were reversed in 2010.  The following table summarizes the activity for the period:

Auction Rate Securities (000's omitted)
	Six Months Ended June 30,
	2011	2010
Balance at beginning of period	$-	$6,988
Additions	-	-
Gains (losses) reported in earnings	-	-
Gains (losses) reported in accumulated other comprehensive income	-	296
Balance at end of period	$-	$7,284

Hedge Instruments

On March 26, 2011, the Company purchased hedge instruments from JP Morgan Chase Bank N.A. (“JPMC”) to mitigate the income statement risk and cash flow risk of revenue and receivables from licenses denominated in Japanese Yen. These hedge instruments are foreign exchange forward contracts that set the foreign exchange rate from Japanese Yen to U.S. Dollars for the Company’s forecasted Japanese Yen denominated revenue (“Income Statement Hedge”) and receivable (“Balance Sheet Hedge”). Based on management’s assessment, the Income Statement Hedge qualifies for hedge accounting under ASC Topic 815. On a quarterly basis, the value of the Income Statement Hedge is adjusted to reflect its current fair value, with any adjustment flowing through other comprehensive income. The fair value of this instrument is obtained by comparing the characteristics of the Income Statement Hedge with similarly traded instruments, and is therefore classified as Level 2 in the fair value hierarchy. At June 30, 2011, the fair value of the Income Statement Hedge was immaterial. The change in the fair value of the Balance Sheet Hedge is recorded in interest and other income on the unaudited condensed consolidated income statement. For the Current Quarter and Current Six Months, the change in fair value of the Balance Sheet Hedge was immaterial.

Financial Instruments

As of June 30, 2011 and December 31, 2010, the fair values of cash and cash equivalents, receivables and accounts payable and accrued expenses approximated their carrying values due to the short-term nature of these instruments. The fair value of the note receivable from New Brands (see Note 3) approximates its $1.0 million carrying value; the fair value of the note receivable due from the purchasers of the Canadian trademark for Joe Boxer approximates its $4.0 million carrying value; the fair value of the note payable to Purim LLC (see Note 3) approximates its $12.0 million carrying value; and the fair value of the Beagle Note (see Note 3) approximates its $15.3 million carrying value.  The estimated fair values of other financial instruments subject to fair value disclosures, determined based on broker quotes or quoted market prices or rates for the same or similar instruments, and the related carrying amounts are as follows:

(000's omitted)	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$640,672	$750,758	$584,387	$607,592

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

Non-Financial Assets and Liabilities

On January 1, 2009, the Company adopted the provisions of ASC Topic 820 with respect to its non-financial assets and liabilities requiring non-recurring adjustments to fair value using a market participant approach. The Company uses a discounted cash flow model with level 3 inputs to measure the fair value of its non-financial assets and liabilities. The Company also adopted the provisions of ASC 820 as it relates to purchase accounting for its acquisitions. The Company has goodwill, which is tested for impairment at least annually, as required by ASC Topic 350. Further, in accordance with ASC Topic 350, the Company’s indefinite-lived trademarks are tested for impairment at least annually, on an individual basis as separate single units of accounting. Similarly, consistent with ASC Topic 360 as it relates to accounting for the impairment or disposal of long-lived assets, the Company assesses whether or not there is impairment of the Company’s definite-lived trademarks. There was no impairment, and therefore no write-down, of any of the Company’s long-lived assets during the Current Six Months or Prior Year Six Months.

5.  Debt Arrangements

The Company's debt is comprised of the following:

	June 30,	December 31,
(000’s omitted)	2011	2010
2.50% Convertible Notes	$237,521	$-
1.875% Convertible Notes	270,409	262,716
Ecko Note	75,000	80,000
Asset-Backed Notes	57,742	70,650
Term Loan Facility	-	171,021
Total	$640,672	$584,387

2.50% Convertible Notes

On May 23, 2011, the Company completed the issuance of $300.0 million principal amount of the Company's 2.50% convertible senior subordinated notes due June 2016 (“2.50% Convertible Notes”) in a private offering to certain institutional investors. The net proceeds received by the Company from the offering, excluding the net cost of hedges and sale of warrants (described below), were approximately $291.6 million.

The 2.50% Convertible Notes bear interest at an annual rate of 2.50%, payable semi-annually in arrears on June 1 and December 1 of each year, beginning December 1, 2011. However, the Company recognizes an effective interest rate of 7.25% on the carrying amount of the 2.50% Convertible Notes.  The effective rate is based on the rate for a similar instrument that does not have a conversion feature.  The 2.50% Convertible Notes will be convertible into cash and, if applicable, shares of the Company's common stock based on a conversion rate of 32.5169 shares of the Company's common stock, subject to customary adjustments, per $1,000 principal amount of the 2.50% Convertible Notes (which is equal to an initial conversion price of approximately $30.75 per share) only under the following circumstances: (1) during any fiscal quarter beginning after June 30, 2011 (and only during such fiscal quarter), if the closing price of the Company's common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is more than 130% of the conversion price per share, which is $1,000 divided by the then applicable conversion rate; (2) during the five business day period immediately following any five consecutive trading day period in which the trading price per $1,000 principal amount of the 2.50% Convertible Notes for each day of that period was less than 98% of the product of (a) the closing price of the Company's common stock for each day in that period and (b) the conversion rate per $1,000 principal amount of the 2.50% Convertible Notes; (3) if specified distributions to holders of the Company's common stock are made, as set forth in the indenture governing the 2.50% Convertible Notes (“2.50% Indenture”); (4) if a “change of control” or other “fundamental change,” each as defined in the 2.50% Indenture, occurs; (5) if the Company chooses to redeem the 2.50% Convertible Notes upon the occurrence of a “specified accounting change,” as defined in the 2.50% Indenture; and (6) during the last month prior to maturity of the 2.50% Convertible Notes. If the holders of the 2.50% Convertible Notes exercise the conversion provisions under the circumstances set forth, the Company will need to remit the lower of the principal balance of the 2.50% Convertible Notes or their conversion value to the holders in cash. As such, the Company would be required to classify the entire amount outstanding of the 2.50% Convertible Notes as a current liability in the following quarter. The evaluation of the classification of amounts outstanding associated with the 2.50% Convertible Notes will occur every quarter.

Upon conversion, a holder will receive an amount in cash equal to the lesser of (a) the principal amount of the 2.50% Convertible Note or (b) the conversion value, determined in the manner set forth in the 2.50% Indenture. If the conversion value exceeds the principal amount of the 2.50% Convertible Notes on the conversion date, the Company will also deliver, at its election, cash or the Company's common stock or a combination of cash and the Company's common stock for the conversion value in excess of the principal amount. In the event of a change of control or other fundamental change, the holders of the 2.50% Convertible Notes may require the Company to purchase all or a portion of their 2.50% Convertible Notes at a purchase price equal to 100% of the principal amount of the 2.50% Convertible Notes, plus accrued and unpaid interest, if any. If a specified accounting change occurs, the Company may, at its option, redeem the 2.50% Convertible Notes in whole for cash, at a price equal to 102% of the principal amount of the 2.50% Convertible Notes, plus accrued and unpaid interest, if any. Holders of the 2.50% Convertible Notes who convert their 2.50% Convertible Notes in connection with a fundamental change or in connection with a redemption upon the occurrence of a specified accounting change may be entitled to a make-whole premium in the form of an increase in the conversion rate.

Pursuant to guidance issued under ASC Topic 815, the 2.50% Convertible Notes are accounted for as convertible debt in the accompanying unaudited condensed consolidated balance sheet and the embedded conversion option in the 2.50% Convertible Notes has not been accounted for as a separate derivative. For a discussion of the effects of the 2.50% Convertible Notes and the 2.50% Convertible Notes Hedges and Sold Warrants discussed below on earnings per share, see Note 7.

As of June 30, 2011, the amount of the 2.50% Convertible Notes accounted for as a liability was approximately $237.5 million and is reflected on the unaudited condensed consolidated balance sheet as follows:

June 30,
(000’s omitted)	2011
Equity component carrying amount	$33,875
Unamortized discount	62,479
Net debt carrying amount	237,521

For both the Current Quarter and Current Six Months, the Company recorded additional non-cash interest expense of approximately $1.2 million, representing the difference between the stated interest rate on the 2.50% Convertible Notes and the rate for a similar instrument that does not have a conversion feature.

For both the Current Quarter and Current Six Months, cash interest expense relating to the 2.50% Convertible Notes was approximately $0.8 million.

The Convertible Notes do not provide for any financial covenants.

In connection with the sale of the 2.50% Convertible Notes, the Company entered into hedges for the 2.50% Convertible Notes (“2.50% Convertible Note Hedges”) with respect to its common stock with two entities (the “2.50% Counterparties”). Pursuant to the agreements governing these 2.50% Convertible Note Hedges, the Company purchased call options (the “2.50% Purchased Call Options”) from the 2.50% Counterparties covering up to approximately 9.8 million shares of the Company's common stock. These 2.50% Convertible Note Hedges are designed to offset the Company's exposure to potential dilution upon conversion of the 2.50% Convertible Notes in the event that the market value per share of the Company's common stock at the time of exercise is greater than the strike price of the 2.50% Purchased Call Options (which strike price corresponds to the initial conversion price of the 2.50% Convertible Notes and is simultaneously subject to certain customary adjustments).  On May 23, 2011, the Company paid an aggregate amount of approximately $58.7 million of the proceeds from the sale of the 2.50% Convertible Notes for the 2.50% Purchased Call Options, of which $20.6 million was included in the balance of deferred income tax assets at June 30, 2011 and is being recognized over the term of the 2.50% Convertible Notes.

The Company also entered into separate warrant transactions with the 2.50% Counterparties whereby the Company, pursuant to the agreements governing these warrant transactions, sold to the 2.50% Counterparties warrants (the “2.50% Sold Warrants”) to acquire up to 9.76 million shares of the Company's common stock at a strike price of $40.6175 per share of the Company's common stock. The 2.50% Sold Warrants will become exercisable on September 1, 2016 and will expire by the end of 2016. The Company received aggregate proceeds of approximately $28.8 million from the sale of the 2.50% Sold Warrants on May 23, 2011.

Pursuant to guidance issued under ASC Topic 815 Derivatives and Hedging as it relates to accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock, the 2.50% Convertible Note Hedge and the proceeds received from the issuance of the 2.50% Sold Warrants were recorded as a charge and an increase, respectively, in additional paid-in capital in stockholders’ equity as separate equity transactions. As a result of these transactions, the Company recorded a net reduction to additional paid-in-capital of $9.4 million in May 2011.

The Company has evaluated the impact of adopting guidance issued under ASC Topic 815 regarding embedded features as it relates to the 2.50% Sold Warrants, and has determined it had no impact on the Company’s results of operations and financial position through June 30, 2011, and will have no impact on the Company’s results of operations and financial position in future fiscal periods.

As the 2.50% Convertible Note Hedge transactions and the warrant transactions were separate transactions entered into by the Company with the 2.50% Counterparties, they are not part of the terms of the 2.50% Convertible Notes and will not affect the holders' rights under the 2.50% Convertible Notes. In addition, holders of the 2.50% Convertible Notes will not have any rights with respect to the 2.50% Purchased Call Options or the 2.50% Sold Warrants.

If the market value per share of the Company's common stock at the time of conversion of the 2.50% Convertible Notes is above the strike price of the 2.50% Purchased Call Options, the 2.50% Purchased Call Options entitle the Company to receive from the 2.50% Counterparties net shares of the Company's common stock, cash or a combination of shares of the Company's common stock and cash, depending on the consideration paid on the underlying 2.50% Convertible Notes, based on the excess of the then current market price of the Company's common stock over the strike price of the 2.50% Purchased Call Options. Additionally, if the market price of the Company's common stock at the time of exercise of the 2.50% Sold Warrants exceeds the strike price of the 2.50% Sold Warrants, the Company will owe the 2.50% Counterparties net shares of the Company's common stock or cash, not offset by the 2.50% Purchased Call Options, in an amount based on the excess of the then current market price of the Company's common stock over the strike price of the 2.50% Sold Warrants.

These transactions will generally have the effect of increasing the conversion price of the 2.50% Convertible Notes to $40.6175  per share of the Company's common stock, representing a 75% percent premium based on the last reported sale price of the Company’s common stock of $23.21 per share on May 17, 2011.

Moreover, in connection with the warrant transactions with the counterparties, to the extent that the price of the Company’s common stock exceeds the strike price of the warrants, the warrant transactions could have a dilutive effect on the Company’s earnings per share.

1.875% Convertible Notes

On June 20, 2007, the Company completed the issuance of $287.5 million principal amount of the Company's 1.875% convertible senior subordinated notes due June 2012 (“1.875% Convertible Notes”) in a private offering to certain institutional investors. The net proceeds received by the Company from the offering, excluding the net cost of hedges and sale of warrants (described below) were approximately $281.1 million.

The 1.875% Convertible Notes bear interest at an annual rate of 1.875%, payable semi-annually in arrears on June 30 and December 31 of each year, beginning December 31, 2007. However, the Company recognizes an effective interest rate of 7.85% on the carrying amount of the 1.875% Convertible Notes.  The effective rate is based on the rate for a similar instrument that does not have a conversion feature.  The 1.875% Convertible Notes will be convertible into cash and, if applicable, shares of the Company's common stock based on a conversion rate of 36.2845 shares of the Company's common stock, subject to customary adjustments, per $1,000 principal amount of the 1.875% Convertible Notes (which is equal to an initial conversion price of approximately $27.56 per share) only under the following circumstances: (1) during any fiscal quarter beginning after September 30, 2007 (and only during such fiscal quarter), if the closing price of the Company's common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is more than 130% of the conversion price per share, which is $1,000 divided by the then applicable conversion rate; (2) during the five business day period immediately following any five consecutive trading day period in which the trading price per $1,000 principal amount of the 1.875% Convertible Notes for each day of that period was less than 98% of the product of (a) the closing price of the Company's common stock for each day in that period and (b) the conversion rate per $1,000 principal amount of the 1.875% Convertible Notes; (3) if specified distributions to holders of the Company's common stock are made, as set forth in the indenture governing the 1.875% Convertible Notes (“1.875% Indenture”); (4) if a “change of control” or other “fundamental change,” each as defined in the 1.875% Indenture, occurs; (5) if the Company chooses to redeem the 1.875% Convertible Notes upon the occurrence of a “specified accounting change,” as defined in the 1.875% Indenture; and (6) during the last month prior to maturity of the 1.875% Convertible Notes. If the holders of the 1.875% Convertible Notes exercise the conversion provisions under the circumstances set forth, the Company will need to remit the lower of the principal balance of the 1.875% Convertible Notes or their conversion value to the holders in cash. As such, the Company would be required to classify the entire amount outstanding of the 1.875% Convertible Notes as a current liability in the following quarter. The evaluation of the classification of amounts outstanding associated with the 1.875% Convertible Notes will occur every quarter.

Upon conversion, a holder will receive an amount in cash equal to the lesser of (a) the principal amount of the 1.875% Convertible Note or (b) the conversion value, determined in the manner set forth in the 1.875% Indenture. If the conversion value exceeds the principal amount of the 1.875% Convertible Notes on the conversion date, the Company will also deliver, at its election, cash or the Company's common stock or a combination of cash and the Company's common stock for the conversion value in excess of the principal amount. In the event of a change of control or other fundamental change, the holders of the 1.875% Convertible Notes may require the Company to purchase all or a portion of their 1.875% Convertible Notes at a purchase price equal to 100% of the principal amount of the 1.875% Convertible Notes, plus accrued and unpaid interest, if any. If a specified accounting change occurs, the Company may, at its option, redeem the 1.875% Convertible Notes in whole for cash, at a price equal to 102% of the principal amount of the 1.875% Convertible Notes, plus accrued and unpaid interest, if any. Holders of the 1.875% Convertible Notes who convert their 1.875% Convertible Notes in connection with a fundamental change or in connection with a redemption upon the occurrence of a specified accounting change may be entitled to a make-whole premium in the form of an increase in the conversion rate.

Pursuant to guidance issued under ASC Topic 815, the 1.875% Convertible Notes are accounted for as convertible debt in the accompanying unaudited condensed consolidated balance sheet and the embedded conversion option in the 1.875% Convertible Notes has not been accounted for as a separate derivative. For a discussion of the effects of the 1.875% Convertible Notes and the 1.875% Convertible Notes Hedges and Sold Warrants discussed below on earnings per share, see Note 7.

As of June 30, 2011 and December 31, 2010, the amount of the 1.875% Convertible Notes accounted for as a liability was approximately $270.4 million and $262.7 million, and is reflected on the unaudited condensed consolidated balance sheet as follows:

	June 30,	December 31,
(000’s omitted)	2011	2010
Equity component carrying amount	$41,309	$41,309
Unamortized discount	17,091	24,784
Net debt carrying amount	270,409	262,716

For the Current Quarter and Prior Year Quarter, the Company recorded additional non-cash interest expense of approximately $3.6 million and $3.4 million, respectively, representing the difference between the stated interest rate on the 1.875% Convertible Notes and the rate for a similar instrument that does not have a conversion feature.  For the Current Six Months and the Prior Year Six Months, the Company recorded additional non-cash interest expense of $7.2 million and $6.9 million, respectively.

For both the Current Quarter and the Prior Year Quarter, cash interest expense relating to the 1.875% Convertible Notes was approximately $1.3 million.  For both the Current Six Months and the Prior Year Six Months, cash interest expense relating to the 1.875% Convertible Notes was approximately $2.7 million.

The Convertible Notes do not provide for any financial covenants.

In connection with the sale of the 1.875% Convertible Notes, the Company entered into hedges for the 1.875% Convertible Notes (“1.875% Convertible Note Hedges”) with respect to its common stock with two entities, one of which was Lehman Brothers OTC Derivatives Inc. (“Lehman OTC” and together with the other counterparty, the “1.875% Counterparties”). Pursuant to the agreements governing these 1.875% Convertible Note Hedges, the Company purchased call options (the “1.875% Purchased Call Options”) from the 1.875% Counterparties covering up to approximately 10.4 million shares of the Company's common stock of which 40% were purchased from Lehman OTC. These 1.875% Convertible Note Hedges are designed to offset the Company's exposure to potential dilution upon conversion of the 1.875% Convertible Notes in the event that the market value per share of the Company's common stock at the time of exercise is greater than the strike price of the 1.875% Purchased Call Options (which strike price corresponds to the initial conversion price of the 1.875% Convertible Notes and is simultaneously subject to certain customary adjustments). On June 20, 2007, the Company paid an aggregate amount of approximately $76.3 million of the proceeds from the sale of the 1.875% Convertible Notes for the 1.875% Purchased Call Options, of which $26.7 million was included in the balance of deferred income tax assets at June 30, 2007 and is being recognized over the term of the 1.875% Convertible Notes. As of June 30, 2011, the balance of deferred income tax assets related to this transaction was approximately $5.5 million.

The Company also entered into separate warrant transactions with the 1.875% Counterparties whereby the Company, pursuant to the agreements governing these warrant transactions, sold to the 1.875% Counterparties warrants (the “1.875% Sold Warrants”) to acquire up to 3.6 million shares of the Company's common stock of which 40% were sold to Lehman OTC, at a strike price of $42.40 per share of the Company's common stock. The 1.875% Sold Warrants will become exercisable on September 28, 2012 and will expire by the end of 2012. The Company received aggregate proceeds of approximately $37.5 million from the sale of the 1.875% Sold Warrants on June 20, 2007.

Pursuant to guidance issued under ASC Topic 815 Derivatives and Hedging as it relates to accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock, the 1.875% Convertible Note Hedge and the proceeds received from the issuance of the 1.875% Sold Warrants were recorded as a charge and an increase, respectively, in additional paid-in capital in stockholders’ equity as separate equity transactions. As a result of these transactions, the Company recorded a net reduction to additional paid-in-capital of $12.1 million in June 2007.

The Company has evaluated the impact of adopting guidance issued under ASC Topic 815 regarding embedded features as it relates to the 1.875% Sold Warrants, and has determined it had no impact on the Company’s results of operations and financial position through June 30, 2011, and will have no impact on the Company’s results of operations and financial position in future fiscal periods.

As the 1.875% Convertible Note Hedge transactions and the warrant transactions were separate transactions entered into by the Company with the 1.875% Counterparties, they are not part of the terms of the 1.875% Convertible Notes and will not affect the holders' rights under the 1.875% Convertible Notes. In addition, holders of the 1.875% Convertible Notes will not have any rights with respect to the 1.875% Purchased Call Options or the 1.875% Sold Warrants.

If the market value per share of the Company's common stock at the time of conversion of the 1.875% Convertible Notes is above the strike price of the 1.875% Purchased Call Options, the 1.875% Purchased Call Options entitle the Company to receive from the 1.875% Counterparties net shares of the Company's common stock, cash or a combination of shares of the Company's common stock and cash, depending on the consideration paid on the underlying 1.875% Convertible Notes, based on the excess of the then current market price of the Company's common stock over the strike price of the 1.875% Purchased Call Options. Additionally, if the market price of the Company's common stock at the time of exercise of the 1.875% Sold Warrants exceeds the strike price of the 1.875% Sold Warrants, the Company will owe the 1.875% Counterparties net shares of the Company's common stock or cash, not offset by the 1.875% Purchased Call Options, in an amount based on the excess of the then current market price of the Company's common stock over the strike price of the 1.875% Sold Warrants.

These transactions will generally have the effect of increasing the conversion price of the 1.875% Convertible Notes to $42.40 per share of the Company's common stock, representing a 100% percent premium based on the last reported sale price of the Company’s common stock of $21.20 per share on June 14, 2007.

On September 15, 2008 and October 3, 2008, respectively, Lehman Brothers Holdings Inc., or Lehman Holdings, and its subsidiary, Lehman Brothers OTC Derivatives Inc., or Lehman OTC, filed for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in the Southern District of New York, herein referred to as the bankruptcy court. On September 17, 2009, the Company filed proofs of claim with the bankruptcy court relating to the Lehman OTC Convertible Note Hedges. The Company purchased 40% of the 1.875% Convertible Note Hedges from Lehman OTC, or the Lehman note hedges, and the Company sold 40% of the warrants to Lehman OTC. Lehman OTC’s obligations under the Lehman OTC Convertible Note Hedges are guaranteed by Lehman Holdings. If the Lehman OTC Convertible Note Hedges are rejected or terminated in connection with the Lehman OTC bankruptcy, the Company would have a claim against Lehman OTC and Lehman Holdings, as guarantor, for the damages and/or close-out values resulting from any such rejection or termination. While the Company intends to pursue any claim for damages and/or close-out values resulting from the rejection or termination of the Lehman OTC Convertible Note Hedges, at this point in the Lehman bankruptcy cases it is not possible to determine with accuracy the ultimate recovery, if any, that the Company may realize on potential claims against Lehman OTC or Lehman Holdings, as guarantor, resulting from any rejection or termination of the Lehman OTC Convertible Note Hedges. The Company also does not know whether Lehman OTC will assume or reject the Lehman note hedges, and therefore cannot predict whether Lehman OTC intends to perform its obligations under the Lehman OTC Convertible Note Hedges. As a result, if Lehman OTC does not perform such obligations and the price of the Company’s common stock exceeds the $27.56 conversion price (as adjusted) of the 1.875% Convertible Notes, the effective conversion price of the 1.875% Convertible Notes (which is higher than the actual $27.56 conversion price due to these hedges) would be reduced and the Company’s existing stockholders may experience dilution at the time or times the 1.875% Convertible Notes are converted. The extent of any such dilution would depend, among other things, on the then prevailing market price of our common stock and the number of shares of common stock then outstanding, but the Company believes the impact will not be material and will not affect its income statement presentation. The Company is not otherwise exposed to counterparty risk related to the Lehman bankruptcies. The Company currently believes, although there can be no assurance, that the bankruptcy filings and their potential impact on these entities will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. The Company will continue to monitor the bankruptcy filings of Lehman Holdings and Lehman OTC.

Moreover, in connection with the warrant transactions with the 1.875% Counterparties, to the extent that the price of the Company’s common stock exceeds the strike price of the warrants, the warrant transactions could have a dilutive effect on the Company’s earnings per share.

Ecko Note

In connection with the Ecko transaction, IPH Unltd issued a promissory note (“Ecko Note”) to a third party creditor for $90.0 million.  IPH Unltd’s obligations under the Ecko Note are secured by the Ecko portfolio of trademarks and related intellectual property assets and the Zoo York trademarks and related intellectual property assets owned by ZY Holdings (see note 12), and are further guaranteed personally by the minority owner of IPH Unltd, with no recourse to the Company other than the interest of ZY Holdings in the Zoo York trademarks and related intellectual property assets.  Amounts outstanding under the Ecko Note bear interest at 7.50% per annum, with minimum principal payable in equal quarterly installments of $2.5 million, with any remaining unpaid principal balance and accrued interest to be due on June 30, 2014, the Ecko Note maturity date.  The Ecko Note may be prepaid without penalty, and would be applied to the scheduled quarterly principal payments in the order of their maturity.  As of June 30, 2011, the total principal balance of the Ecko Note is $75.0 million, of which $10.0 million is included in the current portion of long-term debt on the unaudited condensed consolidated balance sheet.

Asset-Backed Notes

The financing for certain of the Company's acquisitions has been accomplished through private placements by its subsidiary, IP Holdings LLC ("IP Holdings") of asset-backed notes ("Asset-Backed Notes") secured by intellectual property assets (trade names, trademarks, license agreements and payments and proceeds with respect thereto relating to the Candie’s, Bongo, Joe Boxer, Rampage, Mudd and London Fog brands) of IP Holdings. As of June 30, 2011, the balance of the Asset-Backed Notes was $57.7 million, $27.5 million of which is included in the current portion of long-term debt on the unaudited condensed consolidated balance sheet.

Cash on hand in the bank account of IP Holdings is restricted at any point in time up to the amount of the next debt principal and interest payment required under the Asset-Backed Notes. Accordingly, $2.9 million and $2.5 million as of June 30, 2011 and December 31, 2010, respectively, are included as restricted cash within the Company's current assets on the unaudited condensed consolidated balance sheets. Further, in connection with IP Holdings' issuance of Asset-Backed Notes, a reserve account has been established and the funds on deposit in such account will be applied to the final principal payment with respect to the Asset-Backed Notes. Accordingly, as of June 30, 2011 and December 31, 2010, $15.9 million has been classified as non-current and disclosed as restricted cash within other assets on the Company's unaudited condensed consolidated balance sheets.

Interest rates and terms on the outstanding principal amount of the Asset-Backed Notes as of June 30, 2011 are as follows: $18.7 million principal amount bears interest at a fixed interest rate of 8.45% with a six year term, $8.3 million principal amount bears interest at a fixed rate of 8.12% with a six year term, and $30.7 million principal amount bears interest at a fixed rate of 8.99% with a six and a half year term. The Asset-Backed Notes have no financial covenants by which the Company or its subsidiaries need comply. The aggregate principal amount of the Asset-Backed Notes is required to be fully paid by February 22, 2013.

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

On October 3, 2007, in connection with the acquisition of Official-Pillowtex LLC, a Delaware limited liability company (“Official-Pillowtex”), with the proceeds of the 1.875% Convertible Notes, the Company pledged to LCPI, for the benefit of the Lenders, 100% of the capital stock owned by the Company in Mossimo, Inc., a Delaware corporation (“MI”), and Pillowtex Holdings and Management Corporation, a Delaware corporation (“PHM”), each of which guaranteed the Company’s obligations under the Credit Agreement. Simultaneously with the acquisition of Official-Pillowtex, each of Mossimo Holdings LLC, a Delaware limited liability company (“Mossimo Holdings”), and Official-Pillowtex guaranteed the Company’s obligations under the Credit Agreement.  On September 10, 2008, PHM was converted into a Delaware limited liability company, Pillowtex Holdings and Management LLC (“PHMLLC”), and the Company’s membership interest in PHMLLC was pledged to LCPI in place of the capital stock of PHM.

On July 26, 2007, the Company purchased a hedge instrument to mitigate the cash flow risk of rising interest rates on the Term Loan Facility. This hedge instrument expired by its terms in July 2010.  See Note 4.

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

On February 24, 2010, Barclays Bank PLC (“Barclays”) was appointed as successor Administrative Agent under the Credit Agreement.

On June 23, 2010, in connection with the acquisition of Peanuts Worldwide (see Note 3), the Company pledged to Barclays, for the benefit of the Lenders, its 100% membership interest in IE.  On such date, IE became a guarantor of the Company’s obligations under the Credit Agreement, and IE pledged to Barclays, for the benefit of the Lenders, its 80% membership interest in Peanuts Holdings.

The guarantees under the Term Loan Facility were secured by a pledge to Barclays, for the benefit of the Lenders, of, among other things, the Ocean Pacific/OP, Danskin, Rocawear, Mossimo, Cannon, Royal Velvet, Fieldcrest, Charisma, Starter and Waverly trademarks and related intellectual property assets, license agreements and proceeds therefrom, as well as the Company’s 80% interest in Peanuts Holdings. Amounts outstanding under the Term Loan Facility bore interest, at the Company’s option, at the Eurodollar rate or the prime rate, plus an applicable margin of 2.25% or 1.25%, as the case may be, per annum. The Credit Agreement provided that the Company is required to repay the outstanding term loan in equal quarterly installments in annual aggregate amounts equal to 1.00% of the aggregate principal amount of the loans outstanding, subject to adjustment for prepayments, in addition to an annual payment equal to 50% of the excess cash flow from the subsidiaries subject to the Term Loan Facility, as described in the Credit Agreement, with any remaining unpaid principal balance to be due on April 30, 2013 (the “Loan Maturity Date”). Upon completion of the 1.875% Convertible Notes offering, the Loan Maturity Date was accelerated to January 2, 2012. The Term Loan Facility can be prepaid, without penalty, at any time. On March 11, 2008, the Company paid to LCPI, for the benefit of the Lenders, $15.6 million, representing 50% of the excess cash flow from the subsidiaries subject to the Term Loan Facility for 2007. As a result of such payment, the Company was no longer required to pay the quarterly installments described above. The Term Loan Facility required the Company to repay the principal amount of the term loan outstanding in an amount equal to 50% of the excess cash flow of the subsidiaries subject to the Term Loan Facility for the most recently completed fiscal year unless the Company met certain criteria specified by a financial covenant defined in the Credit Agreement (see below). On March 17, 2010, the Company paid to Barclays, for the benefit of the Lenders, $47.2 million, representing 50% of the excess cash flow from the subsidiaries subject to the Term Loan Facility for the year ended December 31, 2009.  The Company was not required to make a payment on the excess cash flow from the subsidiaries subject to the Term Loan Facility as the ratio of Consolidated Total Debt (as defined by the Credit Agreement) to Consolidated EBITDA (as defined by the Credit Agreement) was below 2.5 to 1.0 as of December 31, 2010, thereby eliminating the requirement that the Company remit 50% of the excess cash flow from the subsidiaries subject to the Term Loan Facility for 2010.  However, on March 21, 2011, the Company made an optional prepayment of principal in the amount of $60.0 million.   On May 27, 2011 (the “Payoff Date”), approximately $112.6 million was paid to Barclays for the benefit of the Lenders, representing the Company’s full satisfaction of all obligations under the Term Loan Facility, including the outstanding principal of $112.4 million and accrued interest of $0.2 million due to the Lenders as of the Payoff Date. Through the Payoff Date, the Company was in compliance with all material covenants set forth in the Credit Agreement.

For the Current Quarter and the Prior Year Quarter, the effective interest rate of the Term Loan Facility was 2.49% and 2.55%, respectively.  For the Current Six Months and the Prior Year Six Months, the effective interest rate of the Term Loan Facility was 2.50% and 2.52%, respectively.

The $272.5 million in proceeds from the Term Loan Facility were used by the Company as follows: $204.0 million was used to pay the cash portion of the initial consideration for the acquisition of the Rocawear brand; $2.1 million was used to pay the costs associated with the Rocawear acquisition; $60 million was used to pay the consideration for the acquisition of the Starter brand; and $3.9 million was used to pay costs associated with the Term Loan Facility. The costs of $3.9 million relating to the Term Loan Facility had been deferred and were amortized over the life of the loan, using the effective interest method; the remaining unamortized balance was fully amortized on the Payoff Date. Prior to the Payoff Date, the subsidiaries subject to the Term Loan Facility were Studio IP Holdings, SHM, OP Holdings, OPHM, Mossimo Holdings, MI,  Official-Pillowtex, PHMLLC and IE (collectively, the “Term Loan Facility Subsidiaries”). Prior to the Payoff Date, the Term Loan Facility Subsidiaries, directly or indirectly, owned the following trademarks, excluding certain territories covered by the Iconix China, Iconix Latin America and Iconix Europe joint ventures (see Note 3): Danskin, Rocawear, Starter, Ocean Pacific/OP, Mossimo, Cannon, Royal Velvet, Fieldcrest, Charisma and Waverly.

Debt Maturities

As of June 30, 2011, the Company’s debt maturities on a calendar year basis are as follows:

(000’s omitted)	Total	July 1 through December 31, 2011	2012	2013	2014	2015	2016
2.50% Convertible Notes(1)	$237,521	$-	$-	$-	$-	$-	$237,521
1.875% Convertible Notes(2)	270,409	-	270,409	-	-	-	-
Ecko Note	75,000	5,000	10,000	10,000	50,000	-	-
Asset-Backed Notes	57,742	13,473	33,468	10,801	-	-	-
Total	$640,672	$18,473	$313,877	$20,801	$50,000	$-	$237,521

(1)
Reflects the net debt carrying amount of the 2.50% Convertible Notes on the unaudited condensed consolidated balance sheet as of June 30, 2011, in accordance with accounting for convertible notes.  The principal amount owed to the holders of the Convertible Notes is $300.0 million.

(2)
Reflects the net debt carrying amount of the 1.875% Convertible Notes on the unaudited condensed consolidated balance sheet as of June 30, 2011, in accordance with accounting for convertible notes.  The principal amount owed to the holders of the Convertible Notes is $287.5 million.

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

Stock Repurchase Program

On November 3, 2008, the Company announced that its Board of Directors had authorized the repurchase of up to $75 million of the Company's common stock over a period of approximately three years (the “Program”). The Program replaces any prior plan or authorization. The Program does not obligate the Company to repurchase any specific number of shares and may be suspended at any time at management's discretion.  During 2009, the Company repurchased 200,000 shares under the Program for approximately $1.5 million.   No shares were repurchased under the Program by the Company during the Current Six Months or during 2010.  This plan expires by its terms on October 30, 2011.

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

Summaries of the Company's stock options, warrants (other than warrants issued related to our 1.875% Convertible Notes and 2.50% Convertible Notes) and performance related options activity, and related information for the Current Quarter are as follows:

Options		Weighted-Average
	Options	Exercise Price

Outstanding January 1, 2011	2,592,535	$4.61
Granted	15,000	22.51
Canceled	-	-
Exercised	(213,385)	7.12
Expired/Forfeited	-	-
Outstanding June 30, 2011	2,394,150	$4.98
Exercisable at June 30, 2011	2,392,483	$4.98

Compensation expense related to stock option grants for both the Current Quarter and the Prior Year Quarter was $0.2 million and $0.1 million, respectively.  Compensation expense related to stock option grants for both the Current Six Months and the Prior Year Quarter was $0.2 million and $0.1 million, respectively.

Warrants

		Weighted-Average
	Warrants	Exercise Price

Outstanding January 1, 2011	253,900	$17.01
Granted	-	-
Canceled	-	-
Exercised	-	-
Expired/Forfeited	-	-
Outstanding June 30, 2011	253,900	$17.01
Exercisable at June 30, 2011	253,900	$17.01

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

The following tables summarize information about unvested restricted stock transactions:

		Weighted-Average
	Shares	Grant Date Fair Value

Non-vested, January 1, 2011	1,442,610	$15.34
Granted	325,490	21.87
Vested	(180,586)	17.75
Forfeited/Canceled	-	-
Non-vested, June 30, 2011	1,587,514	$16.40

Compensation expense related to restricted stock grants for the Current Quarter and the Prior Year Quarter was approximately $2.5 million and $2.3 million, respectively. Compensation expense related to restricted stock grants for the Current Six Months and the Prior Year Six Months was approximately $4.8 million and $4.5 million, respectively.  An additional amount of $17.6 million is expected to be expensed evenly over a period of approximately four years. During the Current Quarter and the Prior Year Quarter, the Company withheld shares valued at $0.4 million, and $0.5 million, respectively, of its restricted common stock in connection with net share settlement of restricted stock grants and option exercises.   During the Current Six Months and the Prior Year Six Months, the Company withheld shares valued at $2.2 million, and $0.5 million, respectively, of its restricted common stock in connection with net share settlement of restricted stock grants and option exercises.

Shares Reserved for Issuance

At June 30, 2011, 364,234 common shares were reserved for issuance under the 2009 Plan.   At June 30, 2011 there were no common shares available for issuance under the Company’s 2006, 2002, 2001, and 2000 Stock Option Plans.

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

As of June 30, 2011, of the total potentially dilutive shares related to restricted stock-based awards, stock options and warrants, zero were anti-dilutive, compared to 1.6 million as of June 30, 2010.

As of June 30, 2011, none of the performance related restricted stock-based awards issued in connection with the Company’s employment agreement with its chairman, chief executive officer and president were anti-dilutive.

Warrants issued in connection with the Company’s 2.50% Convertible Notes financing and 1.875% Convertible Notes financing were anti-dilutive and therefore not included in this calculation. Portions of the 2.50% Convertible Notes and 1.875% Convertible Notes that would be subject to conversion to common stock were anti-dilutive as of June 30, 2011 and therefore not included in this calculation.

A reconciliation of weighted average shares used in calculating basic and diluted earnings per share follows:

	For the Three Months Ended		For the Six Months Ended
(000's omitted)	June 30, (unaudited)		June 30, (unaudited)
	2011	2010	2011	2010
Basic	72,962	72,169	72,865	71,855
Effect of exercise of stock options	1,172	1,958	1,222	1,949
Effect of contingent common stock issuance	-	-	72	176
Effect of assumed vesting of restricted stock	1,289	622	1,237	609
Diluted	75,423	74,749	75,396	74,589

8.  Expenses Related to Specific Litigation

Expenses related to specific litigation consist of legal expenses and costs related to the Unzipped litigation (See Note 9). For the Current Quarter the Company recorded an expense related to specific litigation of less than $0.1 million, as compared to $0.2 million in the Prior Year Quarter.   For the Current Six Months the Company recorded a benefit related to specific litigation of $0.1 million, as compared to $0.2 million in the Prior Year Six Months.  See Note 9 for detail on this litigation.

9.  Commitments and Contingencies

Sweet Sportswear/Unzipped litigation

On December 10, 2010, the Court entered a final judgment (the “Judgment”) in connection with the lawsuit filed by the Company in the Superior Court of California, Los Angeles County against Unzipped Apparel LLC’s (“Unzipped”) former manager, supplier and distributor, Sweet Sportswear, LLC, Azteca Productions International, Inc. Apparel Distribution Services, LLC, and Hubert Guez, a principal of these entities and former member of the Company’s board of directors (collectively referred to as the “Guez defendants”).  In summary, the Judgment against the Guez defendants was for a combined liability to the Company of approximately $50 million, exclusive of amounts owed as pre or post-judgment interest at the annual rate of 10% simple interest.  The Judgment also dismissed all claims brought by the Guez defendants against the Company, its subsidiaries (Michael Caruso & Co., Inc. and Unzipped), and its Chairman of the Board and Chief Executive Officer, Neil Cole. In connection with the entry of the Judgment, the Company recognized a gross gain of $26.0 million (gross of attorney’s fees and other related expenses of $10.3 million), of which $16.7 million was secured by the Sureties, with the remainder secured by assets owned by the Guez defendants.

In February 2011, the Company entered into a settlement agreement with certain persons (the “Sureties”) that had secured a portion of the Judgment, pursuant to which the Sureties paid the Company $13 million in February 2011 and paid an additional $3.7 million in   April 2011 in full satisfaction of their obligations to the Company.  The amounts paid by the Sureties reduced the obligations of certain of the Guez defendants (ADS and Hubert Guez) under the Judgments.

On April 26, 2011, the Company entered into an agreement settling a lawsuit filed by the Company in the Superior Court of California, Los Angeles County against the Guez Defendants, pursuant to which the Guez Defendants and certain sureties paid the Company an aggregate of $27.7 million (including an aggregate of $16.7 million previously paid in February and April 2011) in full satisfaction of their obligations to the Company (see note 3).

Normal Course litigation

From time to time, the Company is also made a party to litigation incurred in the normal course of business. While any litigation has an element of uncertainty, the Company believes that the final outcome of any of these routine matters will not have a material effect on the Company’s financial position or future liquidity.

10.  Related Party Transactions

The Candie’s Foundation

The Candie's Foundation, a charitable foundation founded by Neil Cole for the purpose of raising national awareness about the consequences of teenage pregnancy, owed the Company $1.1 million and $0.9 million at June 30, 2011 and December 31, 2010, respectively.  In February 2011, the Candie’s Foundation received a contribution of approximately $0.3 million from a licensee of the Company.  The Candie's Foundation intends to pay-off the entire borrowing from the Company during 2011, although additional advances will be made as and when necessary.

Travel

The Company recorded expenses of approximately $80,000 and $100,000 in the Prior Year Quarter and Prior Year Six Months, respectively, for the hire and use of aircraft solely for business purposes owned by a company in which the Company’s chairman, chief executive officer and president is the sole owner.  There were no such expenses in the Current Six Months.  Management believes that all transactions were made on terms and conditions no less favorable than those available in the marketplace from unrelated parties.

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

The net revenues by type of license and information by geographic region are as follows:

	For the three months ended		For the six months ended
(000's omitted)	June 30, (unaudited)		June 30, (unaudited)
	2011	2010	2011	2010
Revenues by product line:
Direct-to-retail license	$38,537	$38,199	$81,154	$76,763
Wholesale license	46,569	37,339	91,665	69,941
Entertainment and other	4,187	475	8,830	1,013
	$89,293	$76,013	$181,649	$147,717

Revenues by geographic region:
United States	$73,783	$69,751	$149,693	$137,924
Other	15,510	6,262	31,956	9,793
	$89,293	$76,013	$181,649	$147,717

12.   Subsequent Events

On July 27, 2011 the Company, through its newly formed wholly owned subsidiary ZY Holdings, acquired the Zoo York trademark and related assets from IPH Unltd for a net purchase price of $18.0 million, effectively increasing its ownership in the Zoo York assets from 51% to 100%.

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

Executive Summary. We are a brand management company engaged in licensing, marketing and providing trend direction for a diversified and growing consumer brand portfolio. Our brands are sold across every major segment of retail distribution, from luxury to mass. As of June 30, 2011, we and our joint ventures owned 23 iconic consumer brands: Candie’s, Bongo, Badgley Mischka, Joe Boxer, Rampage, Mudd, London Fog, Mossimo, Ocean Pacific/OP, Danskin/Danskin Now, Rocawear, Cannon, Royal Velvet, Fieldcrest, Charisma, Starter, and Waverly. In addition, Scion LLC, a joint venture in which we have a 50% controlling investment, owns the Artful Dodger brand; Hardy Way, a joint venture in which we have an 85% controlling investment, owns the Ed Hardy brands (see Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements); IPH Unltd, a joint venture in which we have a 51% controlling investment, owns the Ecko and Zoo York brands; MG Icon, a joint venture in which we have a 50% investment, owns the Material Girl brand; and Peanuts Holdings, a joint venture in which we have an 80% controlling investment, owns, through its wholly-owned subsidiary Peanuts Worldwide, the Peanuts brands. We license our brands worldwide through over 1,200 direct-to-retail and wholesale licenses for use across a wide range of product categories, including footwear, fashion accessories, sportswear, home products and décor, and beauty and fragrance. Our business model allows us to focus on our core competencies of marketing and managing brands without many of the risks and investment requirements associated with a more traditional operating company. Our licensing agreements with leading retail and wholesale partners throughout the world provide us with a predictable stream of guaranteed minimum royalties.

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

Results of Operations

The three months ended June 30, 2011 compared to the three months ended June 30, 2010

Licensing and Other Revenue. Licensing and other revenue for the Current Quarter increased to $89.3 million from $76.0 million for the Prior Year Quarter.  In the Current Quarter, the increase in revenue was primarily related to our acquisition of the Peanuts assets (acquired June 2010) and as the result of the Ed Hardy transaction which the Company began to consolidate as of the transaction date (April 2011), for which there was no comparable revenue in the Prior Year Quarter.  This was offset by an aggregate decrease of approximately $1.6 million attributable to our urban brands (ie. Rocawear and Ecko).

Operating Expenses. Selling, general & administrative expenses (“SG&A”) totaled $31.7 million in the Current Quarter compared to $26.4 million in the Prior Year Quarter. The increase of approximately $5.3 million was primarily driven by an aggregate of incremental SG&A expenses of $11.2 million incurred by our Peanuts (acquired June 2010) and Ed Hardy (consolidated as of April 2011) businesses.  These aggregate incremental SG&A expenses of $11.2 million were partially offset by a decrease of $3.1 million in advertising and marketing expenses due to the timing of certain initiatives, a decrease in professional fees of approximately $1.0 million due to expenses incurred in the Prior Year Quarter related to our acquisition on the Peanuts assets, as well as a decrease in general overhead costs as we consolidate the operations of our businesses.

Operating Income. Operating income for the Current Quarter increased to $57.6 million, or approximately 64% of total revenue, compared to $49.4 million or approximately 65% of total revenue for the Prior Year Quarter. This slight decrease in our operating margin percentage is primarily the result the incremental increase in SG&A as it relates to the Peanuts acquisition, offset by the incremental increase in revenue, for the reasons detailed above.

Other (Income) Expenses - Net – Other (income) expenses - net changed by approximately $19.7 million, from approximately $8.8 million in net other expenses in the Prior Year Quarter to approximately $10.9 million of net other income in the Current Quarter. This change was primarily attributed to an increase in interest and other income due to a non-cash re-measurement gain of approximately $21.5 million related to our Ed Hardy transaction (April 2011) (see Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements), for which there is no comparable gain in the Prior Year Quarter.  An increase of approximately $3.2 million in interest expense was primarily attributable to interest expense of approximately $2.2 million related to the 2.50% Convertible Notes for which there was no comparable interest expense in the Prior Year Quarter and a write-off of approximately $2.7 million for deferred financing fees and original issue discount related to the early payoff of our Term Loan Facility.  These increases in interest expense were partially offset by a lower debt balance as a result of the payoff of our Term Loan during the Current Quarter as well as a lower average debt balance during the Current Quarter for our Asset Backed Notes and Ecko Note as compared to Prior Year Quarter.

Provision for Income Taxes. The effective income tax rate for the Current Quarter is approximately 34.5% resulting in the $23.6 million income tax expense, as compared to an effective income tax rate of 33.6% in the Prior Year Quarter which resulted in the $13.6 million income tax expense.  The effective tax rate increased in the Current Quarter as compared to the Prior Year Quarter due to an increase in non-deductable compensation expense, offset by an increase in aggregate earnings attributable to our non-controlling interests, for which we do not pay taxes.

Net Income. Our net income was $44.8 million in the Current Quarter, compared to net income of $27.0 million in the Prior Year Quarter, as a result of the factors discussed above.

The six months ended June 30, 2011 compared to the six months ended June 30, 2010

Licensing and Other Revenue. Licensing and other revenue for the Current Six Months increased to $181.6 million from $147.7 million for the Prior Year Six Months.   In the Current Six Months, the increase in revenue was primarily related to our acquisition of the Peanuts assets (acquired June 2010) and as the result of the Ed Hardy transaction which the Company began to consolidate as of the transaction date (April 2011), for which there was no comparable revenue in the Prior Year Six Months.

Operating Expenses. SG&A totaled $63.7 million in the Current Six Months compared to $48.7 million in the Prior Year Six Months. The increase of approximately $15.0 million was primarily driven by aggregate incremental SG&A expenses of $22.3 million incurred by our Peanuts (acquired June 2010) and Ed Hardy (consolidated as of April 2011) businesses, which are consolidated and have no comparable SG&A expenses in the Prior Year Six Months.  These aggregate incremental SG&A expenses of $22.3 million were partially offset by a decrease of approximately $5.7 million in advertising and marketing related expenses due to the timing of certain initiatives, and a decrease of $1.1 million in bad debt expense due to additional general reserves taken in the Prior Year Six Months.

For the Current Six Months and the Prior Year Six Months, our expenses related to specific litigation included an expense for professional fees of $0.1 million and $0.2 million, respectively, relating to litigation involving Unzipped.  See Notes 3 and 9 of Notes to Unaudited Condensed Consolidated Financial Statements for further information on our litigation and settlement involving Unzipped.

Operating Income. Operating income for the Current Six Months increased to $117.9 million, or approximately 65% of total revenue, compared to $98.8 million or approximately 67% of total revenue in the Prior Year Six Months. This decrease in our operating margin percentage is primarily the result the incremental increase in SG&A as it relates to the Peanuts acquisition, offset by the incremental increase in revenue, for the reasons detailed above.

Other (Income) Expenses - Net – Other (income) expenses – changed by $19.9 million from approximately $17.7 million in net other expenses in the Prior Year Six Months to approximately $2.2 million of net other income in the Current Six Months.  This change was primarily attributed to an increase in interest and other income due to a non-cash re-measurement gain of approximately $21.5 million related to our Ed Hardy transaction (April 2011) (see Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements), for which there is no comparable gain in the Prior Year Six Months.  An increase of approximately $2.1 million in interest expense was primarily attributable to interest expense of approximately $2.2 million related to the 2.50% Convertible Notes for which there was no comparable interest expense in the Prior Year Six Months and a write-off of approximately $2.7 million for deferred financing fees and original issue discount related to the early payoff of our Term Loan Facility.  These increases in interest expense were partially offset by a lower debt balance as a result of the payoff of our Term Loan Facility during the Current Six Months as well as a lower average debt balance during the Current Six Months for our Asset Backed Notes and Ecko Note as compared to Prior Year Six Months.

Provision for Income Taxes. The effective income tax rate for the Current Six Months is approximately 33.4% resulting in the $40.1 million income tax expense, as compared to an effective income tax rate of 33.0% in the Prior Year Six Months which resulted in the $26.8 million income tax expense.  The effective tax rate increased in the Current Six Months as compared to the Prior Year Six Months due to an increase in non-deductable compensation expense, offset by an increase in aggregate earnings attributable to our non-controlling interests, for which we do not pay taxes.

Net Income. Our net income was approximately $80.0 million in the Current Six Months, compared to net income of approximately $54.3 million in the Prior Year Six Months, as a result of the factors discussed above.

Liquidity and Capital Resources

Liquidity

Our principal capital requirements have been to fund acquisitions, working capital needs, and to a lesser extent, capital expenditures. We have historically relied on internally generated funds to finance our operations and our primary source of capital needs for acquisition has been the issuance of debt and equity securities. At June 30, 2011 and December 31, 2010, our cash totaled $235.4 million and $121.9 million, respectively, including short-term restricted cash of $3.7 million and $3.3 million, respectively.

Our Term Loan Facility required us to repay the principal amount of the Term Loan Facility outstanding in an amount equal to 50% of the excess cash flow of the subsidiaries subject to the Term Loan Facility for the most recently completed fiscal year, unless we meet certain criteria specified by a financial covenant defined in the Term Loan Facility. As of December 31, 2010 our ratio of Consolidated Total Debt (as defined by the Term Loan Facility) to Consolidated EBITDA (as defined by the Term Loan Facility) was below 2.5 to 1.0, which eliminated the obligation to pay 50% of the excess cash flow from the subsidiaries subject to the Term Loan Facility for 2010.  On March 21, 2011, we paid to Barclays, for the benefit of the Lenders, $60.0 million, which was an optional prepayment.  On May 27, 2011, approximately $112.6 million was paid to Barclays, for the benefit of the Lenders, representing the Company’s full satisfaction of all obligations under the Term Loan Facility, including the outstanding principal and accrued interest due to the Lenders as of May 27, 2011.

We believe that cash from future operations as well as currently available cash will be sufficient to satisfy our anticipated working capital requirements for the foreseeable future, which takes into account the repayment of $287.5 million face value of principal outstanding on our 1.875% Convertible Notes due June 2012. We intend to continue financing future brand acquisitions through a combination of cash from operations, bank financing and the issuance of additional equity and/or debt securities. See Note 5 of Notes to Unaudited Condensed Consolidated Financial Statements for a description of certain prior financings consummated by us.

Changes in Working Capital

At June 30, 2011 and December 31, 2010 the working capital ratio (current assets to current liabilities) was 0.89 to 1 and 2.26 to 1, respectively. This decrease was driven primarily by an increase in the current portion of long-term debt related to our 1.875% Convertible Notes due June 2012, as well as $55.0 million of net cash paid as part of the Ed Hardy transaction in April 2011.   The decrease was partially offset by our 2.50% Convertible Notes offering in May 2011 from which we received $262.6 million in net proceeds (see below for details), as well as additional factors set forth below:

Operating Activities

Net cash provided by operating activities increased approximately $31.8 million, from $82.5 million in the Prior Year Six Months to $114.3 million in the Current Six Months.  This increase in net cash provided by operating activities of $31.8 million is primarily due to an increase in net income of approximately $25.6 million from $54.3 million in the Prior Year Six Months to approximately $80.0 million in Current Six months for the reasons discussed above, as well as an increase in the aggregate net changes in operating assets and liabilities, net of business acquisitions, provided by operating activities of $18.0 million from the Prior Year Six months, as well as an increase in the amortization of deferred financing costs related to a write-off of approximately $2.7 million for deferred financing fees and original issue discount related to the early payoff of our Term Loan Facility, and an increase of $1.5 million in amortization of the convertible note discount primarily related to the 2.50% Convertible Notes which were issued in May 2011, offset by a non-cash gain of $21.5 million from the re-measurement of our investment in Hardy Way as part of the transaction described in Note 3 of the Notes to the Unaudited Condensed Consolidated Financial Statements.

Investing Activities

Net cash used in investing activities in the Current Six Months decreased approximately $108.4 million, from $176.8 million in the Prior Year Six Months to $68.4 million in the Current Six Months. This decrease is primarily due to $172.1 million used in our acquisition of the Peanuts assets in the Prior Year Six Months, offset by $62.1 million used in the Hardy Way transaction described in Note 3 of the Notes to the Unaudited Condensed Consolidated Financial Statements.

Financing Activities

Net cash provided by financing activities increased $110.9 million, from $43.9 million of net cash used in financing activities in the Prior Year Six Months to net cash provided by financing activities of $67.1 million in the Current Six Months. The main driver of this net increase of cash provided by financing activities of $110.9 million was as a result of aggregate net cash received of $262.5 million from our 2.50% Convertible Notes offering, net of the cost of hedges and sale of warrants related to this offering. This was offset by payments aggregating $172.4 million for the payoff of the Term Loan Facility during the Current Six Months, as compared to a principal payment of $47.2 million for the Term Loan Facility in the Prior Year Six Months.  Further, during the Current Six Months we made a payment of $4.0 million related to our acquisition of our 50% interest in MG Icon for which there was no comparable transaction in the Prior Year Six Months.  This aggregate increase was partially offset by a non-controlling interest contribution of $16.5 million in the Prior Year Six Months from our 20% non-controlling interest partner in the Peanuts Holdings joint venture related to the formation of the joint venture, for which there is no comparable contribution in the Current Six Months.

Other Matters

New Accounting Standards

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

Marketable securities, which are accounted for as available-for-sale, are stated at fair value in accordance with guidance under ASC Topic 320 Debt and Equity Securities, and consisted of auction rate securities. Temporary changes in fair market value are recorded as other comprehensive income or loss, whereas other than temporary markdowns were realized through our statement of operations. On January 1, 2008, we adopted guidance under ASC Topic 820 Fair Value Measurements and Disclosures, which establishes a framework for measuring fair value and requires expanded disclosures about fair value measurement. While this guidance does not require any new fair value measurements in its application to other accounting pronouncements, it does emphasize that a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation.  Although we believe our judgments, estimates and/or assumptions used in determining fair value are reasonable, making material changes to such judgments, estimates and/or assumptions could materially affect such impairment analyses and our financial results.  Due to the bankruptcy of the insurer of the auction rate securities, which reduced the market value of the insurer’s preferred securities to zero, we estimated the fair value of our auction rate securities to be zero. We believe this decrease in fair value is permanent due to the aforementioned bankruptcy.  The effect of the failure to auction since the third quarter of fiscal 2007 and the aforementioned bankruptcy has resulted in pre-tax loss of $13.0 million in the fourth quarter of 2010.

Other Factors

We continue to seek to expand and diversify the types of licensed products being produced under our various brands, as well as diversify the distribution channels within which licensed products are sold, in an effort to reduce dependence on any particular retailer, consumer or market sector. The success of our company, however, will still remain largely dependent on our ability to build and maintain brand awareness and contract with and retain key licensees and on our licensees’ ability to accurately predict upcoming trends within their respective customer bases and fulfill the product requirements of their particular retail channels within the global marketplace. Unanticipated changes in consumer fashion preferences, slowdowns in the U.S. economy, changes in the prices of supplies, consolidation of retail establishments, and other factors noted in “Risk Factors,” could adversely affect our licensees’ ability to meet and/or exceed their contractual commitments to us and thereby adversely affect our future operating results.

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

As described elsewhere in Note 5 of the Notes to Unaudited Condensed Consolidated Financial Statements, in connection with the initial sale of our 1.875% Convertible Notes, we entered into convertible note hedges with affiliates of Merrill Lynch, Pierce, Fenner & Smith Incorporated and Lehman Brothers Inc. At such time, the hedging transactions were expected, but were not guaranteed, to eliminate the potential dilution upon conversion of the convertible notes. Concurrently, we entered into warrant transactions with the hedge counterparties.

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

The principal executive officer and principal financial officer also conducted an evaluation of internal control over financial reporting, herein referred to as internal control, to determine whether any changes in internal control occurred during the quarter ended June 30, 2011 that may have materially affected or which are reasonably likely to materially affect internal control. Based on that evaluation, there has been no change in the Company’s internal control during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to affect, the Company’s internal control.

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

As of June 30, 2011, our unaudited condensed consolidated balance sheet reflects debt of approximately $640.7 million, including secured debt of $132.7 million ($57.7 million under Asset-Backed Notes issued by our subsidiary, IP Holdings, and $75.0 million under the Ecko Note), primarily all of which was incurred in connection with our acquisition activities. In accordance with ASC 820, our 1.875% Convertible Notes and our 2.50% Convertible Notes are included in our $640.7 million of consolidated debt at net debt carrying values of $270.4 million and $237.5 million, respectively; however, the principal amounts owed to the holders of our 1.875% Convertible Notes and our 2.50% Convertible Notes are $287.5 million and $300.0 million, respectively. Also the Ecko Note, while consolidated on our balance sheet, is an obligation solely of the IPH Unltd joint venture. We may also assume or incur additional debt, including secured debt, in the future in connection with, or to fund, future acquisitions. Our debt obligations:

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

Our licensees Wal-Mart, Target, Kohl’s and Kmart, were our four largest direct-to-retail licensees during the Current Six Months, representing approximately 22%, 9%, 6% and 5%, respectively, of our total revenue for such period, while Li & Fung USA was our largest wholesale licensee, representing approximately 9% of our total revenue for such period. Our license agreement with Target for the Mossimo trademark grants it the exclusive U.S. license for substantially all Mossimo-branded products for a current term expiring in January 2014; and our second license agreement with Target for the Fieldcrest mark grants it the exclusive U.S. license for substantially all Fieldcrest-branded products for a term expiring in January 2015. Our license agreement with Wal-Mart for the Ocean Pacific and OP trademarks grants it the exclusive license in the U.S., Canada, Mexico, China, India and Brazil for substantially all Ocean Pacific/OP-branded products for a term expiring June 30, 2013; our second license agreement with Wal-Mart for the Danskin Now trademark grants it the exclusive license in the U.S., Canada, Argentina, and Central America for substantially all Danskin Now-branded products for a term expiring December 2012; and our third license agreement with Wal-Mart for the Starter trademark grants it the exclusive license in the U.S., Canada and Mexico for substantially all Starter-branded products for an initial term expiring in December 2013. Our license agreement with Kohl’s for the Candie’s trademark grants it the exclusive U.S. license for a wide variety of Candie’s-branded product categories for a term expiring in January 2016, and our license agreement with Kohl’s for the Mudd trademark grants it the exclusive U.S. license for a wide variety of Mudd-branded product categories for an initial term expiring in January 2015. Our license agreement with Kmart with respect to the Joe Boxer trademark grants it the exclusive U.S. license for a wide variety of product categories for a current term expiring in December 2015; our license agreement with Kmart for the Cannon trademark grants it the exclusive license in the U.S. and Canada for a wide variety of product categories for an initial term expiring February 1, 2014; and our license agreement with Kmart for the Bongo trademark grants it the exclusive U.S. license for a wide variety of product categories for an initial term expiring February 1, 2016. Our license agreements with Li & Fung USA grant it the exclusive worldwide license with respect to our Royal Velvet trademarks for a variety of products sold exclusively at Bed Bath & Beyond in the U.S. for a term that expires on December 31, 2011, and the exclusive license (in many countries outside of the U.S. and Canada) for the Cannon trademark for a variety of products for a term expiring on December 31, 2013.  Our license agreements with Wear Me, a subsidiary of Li & Fung USA, for the Rocawear trademark grant it the exclusive licenses for the U.S. and its territories for sleepwear, underwear, swimwear and outerwear expire on December 31, 2013; our license agreements with Wear Me for certain Ecko trademarks grant it the exclusive licenses for the U.S. and its territories for sleepwear, underwear, swimwear and outerwear expire on December 31, 2013; and our license agreements with Wear Me for the Zoo York trademark that grant it the exclusive licenses for the U.S. and its territories for sleepwear, underwear, swimwear and outerwear expires on December 31, 2014.  Because we are dependent on these licensees for a significant portion of our licensing revenue, if any of them were to have financial difficulties affecting its ability to make guaranteed payments, or if any of these licensees decides not to renew or extend its existing agreement with us, our revenue and cash flows could be reduced substantially.

We are dependent upon our chief executive officer and other key executives. If we lose the services of these individuals we may not be able to fully implement our business plan and future growth strategy, which would harm our business and prospects.

Our success as a marketer and licensor of intellectual property is largely due to the efforts of Neil Cole, our president, chief executive officer and chairman. Our continued success is largely dependent upon his continued efforts and those of the other key executives he has assembled. Although we have entered into an employment agreement with Mr. Cole, expiring on December 31, 2015, as well as employment agreements with other of our key executives, there is no guarantee that we will not lose their services. To the extent that any of their services become unavailable to us, we will be required to hire other qualified executives, and we may not be successful in finding or hiring adequate replacements. This could impede our ability to fully implement our business plan and future growth strategy, which would harm our business and prospects.

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

As of June 30, 2011, goodwill represented approximately $212.0 million, or approximately 10% of our total consolidated assets, and trademarks and other intangible assets represented approximately $1,494.6 million, or approximately 70% of our total consolidated assets. Under current U.S. GAAP accounting standards, goodwill and indefinite life intangible assets, including some of our trademarks, are no longer amortized, but instead are subject to impairment evaluation based on related estimated fair values, with such testing to be done at least annually. While, to date, no impairment write-downs have been necessary, any write-down of goodwill or intangible assets resulting from future periodic evaluations would, as applicable, either decrease our net income or increase our net loss and those decreases or increases could be material.

We may not be able to pay the cash portion of the conversion price upon any conversion of the principal amounts of each of our tranches of convertible notes, which would constitute an event of default with respect to each such notes, respectively and could also constitute a default under the terms of our other debt.

We may not have sufficient cash to pay, or may not be permitted to pay, the cash portion of the consideration that we will be required to pay when our 1.875% Convertible Notes become due in June 2012 and when our 2.50% Convertible Notes become due in June 2016. Upon conversion of the either tranche of our convertible notes, we will be required to pay to the holder of such notes a cash payment equal to the par value of the convertible notes. This part of the payment must be made in cash, not in shares of our common stock. As a result, we will be required to pay a minimum of $287.5 million and $300.0 million in cash to holders of the 1.875% Convertible Notes and 2.50% Convertible Notes, respectively, upon their conversion.

If we do not have sufficient cash on hand at the time of conversion, we may have to raise funds through debt or equity financing. Our ability to raise such financing will depend on prevailing market conditions. Further, we may not be able to raise such financing within the period required to satisfy our obligation to make timely payment upon any conversion. In addition, the terms of any current or future debt may prohibit us from making these cash payments or otherwise restrict our ability to make such payments and/or may restrict our ability to raise any such financing. In particular, the terms of our outstanding term loan facility restrict the amount of proceeds from collateral pledged to secure our obligations thereunder that may be used by us to make payments in cash under certain circumstances, including payments to the convertible note holders upon conversion. A failure to pay the required cash consideration upon conversion would constitute an event of default under the indenture governing each tranche of convertible notes, which could constitute a default under the terms of our other debt.

Convertible Note Hedge and warrant transactions that we have entered into may affect the value of our common stock.

In connection with the initial sale of our 1.875% Convertible Notes, we purchased the 1.875% Convertible Note Hedges from affiliates of Merrill Lynch, Pierce, Fenner & Smith Incorporated and Lehman Brothers Inc (“1.875% Hedge Counterparties”). At such time, the hedging transactions were expected, but were not guaranteed, to eliminate the potential dilution upon conversion of the 1.875% Convertible Notes. Concurrently, we entered into warrant transactions with the 1.875% Hedge Counterparties, herein referred to as the 1.875% Sold Warrants.  Further, in connection with the initial sale of our 2.50% Convertible Notes we purchased 2.50% Convertible Note Hedges from affiliates of Barclays PLC and Goldman Sachs Inc. (2.50% Hedge Counterparties”). At such time, the hedging transactions were expected, but were not guaranteed, to eliminate the potential dilution upon conversion of the 2.50% Convertible Notes. Concurrently, we entered into warrant transactions with the 2.50% Hedge Counterparties, herein referred to as the 2.50% Sold Warrants.

On September 15, 2008 and October 3, 2008, respectively, Lehman Brothers Holdings Inc., or Lehman Holdings, and its subsidiary, Lehman Brothers OTC Derivatives Inc., or Lehman OTC, filed for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in the Southern District of New York, herein referred to as the bankruptcy court. On September 17, 2009, we filed proofs of claim with the bankruptcy court relating to the Lehman OTC convertible note hedges. We had purchased 40% of the convertible note hedges from Lehman OTC, or the Lehman note hedges, and we had sold 40% of the warrants to Lehman OTC. Lehman OTC’s obligations under the Lehman note hedges are guaranteed by Lehman Holdings. If the Lehman note hedges are rejected or terminated in connection with the Lehman OTC bankruptcy, we would have a claim against Lehman OTC and Lehman Holdings, as guarantor, for the damages and/or close-out values resulting from any such rejection or termination. While we intend to pursue any claim for damages and/or close-out values resulting from the rejection or termination of the Lehman note hedges, at this point in the Lehman bankruptcy cases it is not possible to determine with accuracy the ultimate recovery, if any, that we may realize on potential claims against Lehman OTC or Lehman Holdings, as guarantor, resulting from any rejection or termination of the Lehman note hedges. We also do not know whether Lehman OTC will assume or reject the Lehman note hedges, and therefore cannot predict whether Lehman OTC intends to perform its obligations under the Lehman note hedges. As a result, if Lehman OTC does not perform such obligations and the price of our common stock exceeds the $27.56 conversion price (as adjusted) of the 1.875% Convertible Notes, the effective conversion price of the 1.875% Convertible Notes (which is higher than the actual $27.56 conversion price due to these hedges) would be reduced and our existing stockholders may experience dilution at the time or times the 1.875% Convertible Notes are converted. The extent of any such dilution would depend, among other things, on the then prevailing market price of our common stock and the number of shares of common stock then outstanding, but we believe the impact will not be material and will not affect our income statement presentation. We are not otherwise exposed to counterparty risk related to the Lehman bankruptcies. We currently believe, although there can be no assurance, that the bankruptcy filings and their potential impact on these entities will not have a material adverse effect on our financial position, results of operations or cash flows. We will continue to monitor the bankruptcy filings of Lehman Holdings and Lehman OTC.

Moreover, in connection with each of the 1.875% Sold Warrants and 2.50% Sold Warrants, to the extent that the price of our common stock exceeds the strike price of the 1.875% Sold Warrants and 2.50% Sold Warrants, respectively, each of these warrant transactions could have a dilutive effect on our earnings per share.

A portion of our revenues and net income are generated outside of the United States, by our joint ventures and certain of our licensees, in countries that may have volatile currencies or other risks.

A portion of our revenue is attributable to activities in territories and countries outside of the United States by certain of our joint ventures and our licensees. The fact that some of our revenue and certain business operations of our joint ventures and certain licensees are conducted outside of the United States may expose them to several additional risks, including, but not limited to social, political, regulatory and economic conditions or in laws and policies governing foreign trade and investment in the territories and countries where our joint ventures or certain licensees currently have operations or will in the future operate. U.S. laws and regulations relating to investment and trade in foreign countries could also change to our detriment. Any of these factors could have a negative impact on the business and operations of our joint ventures and certain of our licensees operations, which could also adversely impact our results of operations.  Increase of revenues generated in foreign markets may also increase our exposure to risks related to foreign currencies, such as fluctuations in currency exchange rates.  In the past, we and our joint ventures have attempted to have contracts that relate to activities outside of the United States denominated in U.S. currency, however, we do not know to the extent that we will be able to continue this as we increase our contracts with foreign licensees.  In certain instances we have entered into foreign currency hedges to mitigate our risk related to fluctuations in our contracts denominated in foreign currencies; however, we cannot predict the effect that future exchange rate fluctuations will have on our operating results.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table represents information with respect to purchases of common stock made by the Company during the Current Quarter:

Month of purchase	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
April 1 – April 30	12,724	$21.83	$-	$71,722,003
May 1 – May 31	-	$-	$-	$71,722,003
June 30 – June 30	1,744	$22.37	$-	$71,722,003
Total	14,468	$21.89	$-	$71,722,003

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

Item 6. Exhibits

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

Exhibit 10.1	Amendment to Employment Agreement by and between Iconix Brand Group, Inc. and Neil Cole dated June 17, 2011*1

Exhibit 10.2	Restricted Stock Agreement dated June 17, 2011 between the Company and Neil Cole*

Exhibit 10.3	Restricted Stock Performance Unit Agreement dated June 17, 2011 between the Company and Neil Cole*

Exhibit 31.1	Certification of Chief Executive Officer Pursuant To Rule 13a-14 or 15d-14 of The Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Pursuant To Rule 13a-14 or 15d-14 of The Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002

*	Denotes management compensation plan or arrangement.
1	Filed as an exhibit to the Company's Current Report on Form 8-K for the event dated June 17, 2011.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Iconix Brand Group, Inc.
(Registrant)

Date: August 9, 2011	/s/ Neil Cole
Neil Cole
Chairman of the Board, President
and Chief Executive Officer
(on Behalf of the Registrant)

Date: August 9, 2011	/s/ Warren Clamen
Warren Clamen
Executive Vice President
and Chief Financial Officer