Form 10-Q/A
period 2011-06-30
ICONIX BRAND GROUP, INC.
filed 2011-08-30
CIK 857737

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

Common Stock, $.001 Par Value – 73,276,989 shares as of August 22, 2011.

 Explanatory Note

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for Iconix Brand Group, Inc. (the "Company") for the period ended June 30, 2011, filed with the Securities and Exchange Commission on August 9, 2011 (the "Form 10-Q"), is to furnish Exhibit 101 to the Form 10-Q within the 30-day grace period ascribed by Rule 405(a)(2) of Regulation S-T, applicable for the first quarterly period in which detailed footnote tagging is required.

This Amendment No. 1 does not otherwise change or update the disclosures set forth in the Form 10-Q as originally filed and does not otherwise reflect events occurring after the original filing of the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files contained in Exhibit 101 are not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

Item 6. Exhibits

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

Exhibit 10.1	Amendment to Employment Agreement by and between Iconix Brand Group, Inc. and Neil Cole dated June 17, 2011*(1) (2)
Exhibit 10.2	Restricted Stock Agreement dated June 17, 2011 between the Company and Neil Cole*(2)

Exhibit 10.3	Restricted Stock Performance Unit Agreement dated June 17, 2011 between the Company and Neil Cole*(2)

Exhibit 31.1	Certification of Chief Executive Officer Pursuant To Rule 13a-14 or 15d-14 of The Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002 (2)

Exhibit 31.2	Certification of Chief Financial Officer Pursuant To Rule 13a-14 or 15d-14 of The Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002 (2)

Exhibit 32.1	Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002 (2)

Exhibit 32.2	Certification of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002 (2)

Exhibit 101.INS	XBRL Instance Document**

Exhibit 101.SCH	XBRL Schema Document**

Exhibit 101.CAL	XBRL Calculation Linkbase Document**

Exhibit 101.DEF	XBRL Definition Linkbase Document**

Exhibit 101.LAB	XBRL Label Linkbase Document**

Exhibit 101.PRE	XBRL Presentation Linkbase Document**

*	Denotes management compensation plan or arrangement.

**
Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

(1)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated June 17, 2011

(2)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2011.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Iconix Brand Group, Inc.
(Registrant)

Date: August 29, 2011	/s/ Neil Cole
Neil Cole
Chairman of the Board, President
and Chief Executive Officer
(on Behalf of the Registrant)

Date: August 29, 2011	/s/ Warren Clamen
Warren Clamen
Executive Vice President
and Chief Financial Officer