Form 10-Q
period 2011-09-30
ICONIX BRAND GROUP, INC.
filed 2011-11-07
CIK 857737

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2011

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

Common Stock, $.001 Par Value – 73,645,824 shares as of November 1, 2011.

INDEX

FORM 10-Q

Iconix Brand Group, Inc. and Subsidiaries

Part I.  Financial Information
Item 1. Financial Statements

Iconix Brand Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except par value)

	September 30,	December 31,
	2011	2010
	(unaudited)
Assets
Current Assets:
Cash (including restricted cash of $13,465 in 2011 and $3,300 in 2010)	$235,647	$121,935
Accounts receivable	90,430	65,507
Deferred income tax assets	1,743	1,743
Other assets - current	23,469	36,681
Total Current Assets	351,289	225,866
Property and equipment:
Furniture, fixtures and equipment	17,615	14,894
Less: Accumulated depreciation	(6,212)	(4,410)
	11,403	10,484
Other Assets:
Restricted cash	7,220	15,866
Other assets	30,292	43,128
Trademarks and other intangibles, net	1,493,974	1,400,550
Deferred financing costs, net	1,381	3,119
Investments and joint ventures	39,440	59,677
Goodwill	212,042	192,780
	1,784,349	1,715,120
Total Assets	$2,147,041	$1,951,470

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$31,910	$43,275
Deferred revenue	20,058	16,305
Current portion of long-term debt	321,455	36,380
Other liabilities - current	5,783	4,000
Total current liabilities	379,206	99,960

Deferred income tax liability	162,248	138,577
Long-term debt, less current maturities	314,147	548,007
Deferred revenue	6,376	11,561
Other liabilities	12,858	14,451
Total Liabilities	874,835	812,556

Commitments and contingencies

Stockholders' Equity
Common stock, $.001 par value shares authorized 150,000; shares issued 74,859 and 73,930, respectively	75	74
Additional paid-in capital	790,755	752,803
Retained earnings	393,259	294,316
Accumulated other comprehensive loss	(483)	-
Less: Treasury stock – 1,501 and 1,409 shares at cost, respectively	(13,443)	(10,831)
Total Iconix Brand Group, Inc. Stockholders’ Equity	1,170,163	1,036,362
Non-controlling interest	102,043	102,552
Total Stockholders’ Equity	1,272,206	1,138,914
Total Liabilities and Stockholders' Equity	$2,147,041	$1,951,470

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Income Statements
(in thousands, except earnings per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Licensing and other revenue	$92,683	$96,887	$274,332	$244,604

Selling, general and administrative expenses	33,729	42,032	97,396	90,719
Expenses related to specific litigation	-	33	92	240

Operating income	58,954	54,822	176,844	153,645

Other (income) expenses
Interest expense	13,380	10,665	37,141	32,366
Interest and other income	(564)	(902)	(23,373)	(2,680)
Equity earnings on joint ventures	(98)	(25)	(3,236)	(2,242)
Other expenses - net	12,718	9,738	10,532	27,444

Income before income taxes	46,236	45,084	166,312	126,201

Provision for income taxes	15,209	13,252	55,313	40,042

Net income	$31,027	$31,832	$110,999	$86,159

Less: Net income attributable to non-controlling interest	$5,059	$4,423	$12,056	$9,435

Net income attributable to Iconix Brand Group, Inc.	$25,968	$27,409	$98,943	$76,724

Earnings per share:
Basic	$0.35	$0.38	$1.36	$1.07

Diluted	$0.34	$0.37	$1.31	$1.03

Weighted average number of common shares outstanding:
Basic	73,297	72,326	73,016	72,013

Diluted	75,746	74,920	75,520	74,632

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statement of Stockholders' Equity

Nine Months Ended September 30, 2011
(in thousands)

					Accumulated
			Additional		Other		Non-
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Controlling
	Shares	Amount	Capital	Earnings	Loss	Stock	Interest	Total
Balance at January 1, 2011	73,930	$74	$752,803	$294,316	$-	$(10,831)	$102,552	$1,138,914
Shares issued on exercise of stock options and warrants	567	1	2,351	-	-	-	-	2,352
Shares issued on vesting of restricted stock	218	-	-	-	-	-	-	-
Shares issued for earn-out on acquisition	144	-	427	-	-	-	-	427
Tax benefit of stock option exercises	-	-	3,352	-	-	-	-	3,352
Compensation expense in connection with restricted stock and stock options	-	-	7,321	-	-	-	-	7,321
Cost of shares repurchased on vesting of restricted stock and exercise of stock options	-	-	-	-	-	(2,612)	-	(2,612)
Equity portion of convertible notes	-	-	33,875	-	-	-	-	33,875
Net cost of hedge on convertible notes	-	-	(9,374)	-	-	-	-	(9,374)
Comprehensive income:
Net income	-	-	-	98,943	-	-	12,056	110,999
Change in fair value of hedges	-	-	-	-	(483)	-	-	(483)
Total comprehensive income	-	-	-	-	-	-	-	110,516
Distributions to joint ventures	-	-	-	-	-	-	(27,495)	(27,495)
Non-controlling interest of acquired companies	-	-	-	-	-	-	14,930	14,930
Balance at September 30, 2011	74,859	$75	$790,755	$393,259	$(483)	$(13,443)	$102,043	$1,272,206

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$110,999	$86,159
Depreciation of property and equipment	1,802	972
Amortization of trademarks and other intangibles	5,339	6,543
Amortization of deferred financing costs	3,987	1,711
Amortization of convertible note discount	15,962	11,019
Stock-based compensation expense	7,321	6,562
Gain on re-measurement of equity investment	(21,465)	-
Provision for doubtful accounts	998	2,161
Accrued interest on long-term debt	385	-
Net earnings on equity investments in joint ventures	(3,236)	(2,242)
Realization of cash flow hedge	-	134
Deferred income taxes	21,952	10,539
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(25,611)	(3,524)
Other assets - current	14,022	(193)
Other assets	15,247	(6,191)
Deferred revenue	(1,432)	(6,060)
Accounts payable and accrued expenses	(10,534)	15,371
Other long-term liabilities	-	5,711
Net cash provided by operating activities	135,736	128,672
Cash flows used in investing activities:
Purchases of property and equipment	(2,721)	(691)
Acquisition of interest in Hardy Way	(62,000)	-
Acquisition of interest in MG Icon	-	(4,000)
Acquisition of Peanuts Worldwide	-	(172,054)
Payment of expenses related to acquisitions	-	(1,177)
Net distributions (to) from equity partners	(23,995)	1,738
Earn-out payment on acquisition	-	(799)
Additions to trademarks	(263)	(31)
Net cash used in investing activities	(88,979)	(177,014)
Cash flows used in financing activities:
Proceeds from long-term debt	292,500	-
Proceeds from sale of warrants	28,800	-
Purchase of convertible note hedges	(58,740)	-
Deferred financing costs	(867)	-
Proceeds from exercise of stock options and warrants	2,352	1,006
Shares repurchased on vesting of restricted stock and exercise of stock options	(2,612)	(499)
Payment of long-term debt	(202,476)	(72,669)
Acquisition of interest in MG Icon	(4,000)	-
Non-controlling interest contribution	-	14,826
Excess tax benefit from share-based payment arrangements	3,352	1,589
Restricted cash - current	8,646	3,291
Restricted cash – non-current	(10,165)	-
Net cash provided by (used in) financing activities	56,790	(52,456)
Net increase (decrease) in cash and cash equivalents	103,547	(100,798)
Cash, beginning of period	118,635	195,381
Cash, end of period	$222,182	$94,583
Balance of restricted cash - current	13,465	2,872
Total cash including current restricted cash, end of period	$235,647	$97,455

Supplemental disclosure of cash flow information:

	Nine Months Ended September 30,
	2011	2010

Cash paid during the period:
Income taxes	$33,564	$18,920
Interest	$13,898	$15,380

Supplemental disclosures of non-cash investing and financing activities:

	Nine Months Ended September 30,
	2011	2010

Acquisitions:
Common stock issued	$3,210	$9,689

See Notes to Unaudited Condensed Consolidated Financial Statements

Iconix Brand Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2011

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of Iconix Brand Group, Inc. (the "Company", “we”, “us”, or “our”), all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months (“Current Quarter”) and nine months (“Current Nine Months”) ended September 30, 2011 are not necessarily indicative of the results that may be expected for a full fiscal year.

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010 (“2010”).

2.  Trademarks and Other Intangibles, net

Trademarks and other intangibles, net consist of the following:

		September 30, 2011		December 31, 2010
	Estimated	Gross		Gross
	Lives in	Carrying	Accumulated	Carrying	Accumulated
(000's omitted)	Years	Amount	Amortization	Amount	Amortization

Indefinite life trademarks and copyrights	Indefinite	$1,471,028	$-	$1,373,277	$-
Definite life trademarks	10-15	19,591	6,260	19,579	5,169
Non-compete agreements	2-15	10,475	10,112	10,475	9,092
Licensing agreements	1-9	31,103	21,851	30,103	18,640
Domain names	5	570	570	570	553
		$1,532,767	$38,793	$1,434,004	$33,454

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

Amortization expense for intangible assets for the Current Quarter and the three months ended September 30, 2010 (“Prior Year Quarter”) was $1.7 million and $2.3 million, respectively, and $5.3 million and $6.5 million for the Current Nine Months and the nine months ended September 30, 2010 (“Prior Year Nine Months”), respectively. The trademarks of Candie’s, Bongo, Joe Boxer, Rampage, Mudd, London Fog, Mossimo, Ocean Pacific, Danskin, Rocawear, Cannon, Royal Velvet, Fieldcrest, Charisma, Starter, Waverly, Ecko, Zoo York, Peanuts and Ed Hardy have been determined to have an indefinite useful life and accordingly, consistent with ASC Topic 350, no amortization has been recorded in the Company's unaudited condensed consolidated income statements. Instead, each of these intangible assets are tested for impairment at least annually on an individual basis as separate single units of accounting, with any related impairment charge recorded to the statement of operations at the time of determining such impairment.  Similarly, consistent with ASC Topic 360, there was no impairment of the definite-lived trademarks.

3.  Investments and Joint Ventures

Scion

Scion LLC (“Scion”) is a brand management and licensing company formed by the Company with Shawn “Jay-Z” Carter in March 2007 to buy, create and develop brands across a spectrum of consumer product categories. On November 7, 2007, Scion, through its wholly-owned subsidiary Artful Holdings LLC, purchased Artful Dodger, an urban apparel brand for a purchase price of $15.0 million.

At inception, the Company determined that it would consolidate Scion since, under ASC Topic 810 “Consolidation”, it is the primary beneficiary of the variable interest entity.

In March 2009, the Company effectively acquired a 16.6% interest in one of its licensees for $1. The Company has determined that this entity is a variable interest entity as defined by ASC Topic 810.  However, the Company is not the primary beneficiary.  The investment in this entity is accounted for under the cost method of accounting.  As part of the transaction, the Company and its Scion partner each contributed approximately $2.1 million to Scion, totaling approximately $4.1 million, which was deposited as cash collateral under the terms of the entity’s financing agreements.  During 2010, approximately $3.3 million of the collateral was released to Scion and distributed to the Scion members equally. The remaining $0.8 million of cash collateral, which is owned by Scion, is included as short-term restricted cash in the Company’s balance sheet.  During the Current Nine Months and Prior Year Nine Months, the Company received and recognized zero and $0.6 million in dividends, respectively.

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

As of September 30, 2011 and December 31, 2010, the carrying value of the consolidated assets that are collateral for the variable interest entity’s obligations total $11.9 million and $12.6 million, respectively, which is comprised of the Artful Dodger trademark.

Iconix China

In September 2008, the Company and Novel Fashions Holdings Limited (“Novel”) formed a joint venture (“Iconix China”) to develop and market the Company's brands in the People’s Republic of China, Hong Kong, Macau and Taiwan (the “China Territory”). Pursuant to the terms of this transaction, the Company contributed to Iconix China substantially all rights to its brands in the China Territory and committed to contribute $5.0 million, and Novel committed to contribute $20 million to Iconix China. Upon closing of the transaction, the Company contributed $2.0 million and Novel contributed $8.0 million. In September 2009, the parties amended the terms of the transaction to eliminate the obligation of the Company to make any additional contributions and to reduce Novel’s remaining contribution commitment to $9.0 million, $4.0 million of which was contributed in July 2010, $3.0 million of which was contributed in May 2011, and the remaining $2.0 million of which is payable on or prior to June 1, 2012, subject to reduction by mutual agreement of the parties.

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

Iconix Latin America

In December 2008, the Company contributed substantially all rights to its brands in Mexico, Central America, South America, and the Caribbean (the “Latin America Territory”) to Iconix Latin America LLC (“Iconix Latin America”), a then newly formed subsidiary of the Company.  On December 29, 2008, New Brands America LLC (“New Brands”), an affiliate of the Falic Group, purchased a 50% interest in Iconix Latin America.  In consideration for its 50% interest in Iconix Latin America, New Brands agreed to pay $6.0 million to the Company.  New Brands paid $1.0 million upon closing of this transaction and committed to pay an additional $5.0 million over the 30-month period following closing.  As of September 30, 2011 this obligation was paid in full.

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

Also on April 26, 2011, the Company entered into an agreement settling a lawsuit filed by the Company against certain affiliates of the Sellers (specifically, the Guez Defendants (as defined below); see Note 9).

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

In accordance with ASC Topic 805 “Business Combinations”, on April 26, 2011 the Company recorded a non-cash pre-tax re-measurement gain of approximately $21.5 million, representing the increase in the fair value of its original 50% investment in Hardy Way as a result of this transaction.  The re-measurement gain is included in interest and other income on the Company’s unaudited condensed consolidated income statement.  As of the date of this transaction and in accordance with ASC Topic 810, due to the Company’s 85% controlling interest, Hardy Way is subject to consolidation with the Company, which is reflected in the Company’s unaudited condensed consolidated financial statements as of September 30, 2011.

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

IPH Unltd

In October 2009, the Company consummated, through a newly formed subsidiary, IPH Unltd LLC (“IPH Unltd”), a transaction with the sellers of the Ecko portfolio of brands, including Ecko and Zoo York (the “Ecko Assets”), pursuant to which the sellers sold and/or contributed the Ecko Assets to IPH Unltd joint venture in exchange for a 49% membership interest in IPH Unltd and $63.5 million in cash which had been contributed to IPH Unltd by the Company.  As a result of this transaction, the Company owns a 51% controlling membership interest in IPH Unltd.  In addition, IPH Unltd borrowed $90.0 million from a third party to repay certain indebtedness of the sellers.

On July 27, 2011 the Company, through its newly formed wholly owned subsidiary ZY Holdings LLC (“ZY Holdings”), acquired the Zoo York trademark and related assets from IPH Unltd for a net purchase price of $18.0 million, effectively increasing its ownership in the Zoo York assets from 51% to 100%.

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

As of September 30, 2011 and December 31, 2010, the carrying value of the consolidated assets that are collateral for the variable interest entity’s obligations total $185.3 million and $209.1 million, which is comprised primarily of trademarks and license agreements. The assets of the Company are not available to the variable interest entity's creditors.

Iconix Europe

In December 2009, the Company contributed substantially all rights to its brands in the European Territory (defined as all member states and candidate states of the European Union and certain other European countries) to Iconix Europe LLC, a newly formed wholly-owned subsidiary of the Company (“Iconix Europe”).  Also in December 2009 and shortly after the formation of Iconix Europe, an investment group led by The Licensing Company and Albion Equity Partners LLC purchased a 50% interest in Iconix Europe through Brand Investments Vehicles Group 3 Limited (“BIV”), to assist the Company in developing, exploiting, marketing and licensing the Company's brands in the European Territory.  In consideration for its 50% interest in Iconix Europe, BIV agreed to pay $4.0 million, of which $3.0 million was paid upon closing of this transaction in December 2009 and the remaining $1.0 million of which was paid in January 2011.  As a result of this transaction, the Company recognized a gain of approximately $7.0 million for the year ended December 31, 2009 (“2009”).

At inception, the Company determined, in accordance with ASC 810, based on the corporate structure, voting rights and contributions of the Company and BIV, that Iconix Europe is not a variable interest entity and not subject to consolidation.  The Company has recorded its investment under the equity method of accounting.

MG Icon

In March 2010, the Company acquired a 50% interest in MG Icon, the owner of the Material Girl brands and trademarks and other rights associated with the artist, performer and celebrity known as "Madonna", from Purim LLC (“Purim”) for $20.0 million, $4.0 million of which was paid at closing and another $4.0 million of which was paid in March 2011.  As of September 30, 2011, of the remaining $12.0 million owed to Purim, $4.0 million is included in other current liabilities and $8.0 million is included in other liabilities. In addition, Purim may be entitled to receive additional consideration based on certain qualitative criteria.

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

Peanuts Holdings

On June 3, 2010 (the “Closing Date”), the Company consummated an interest purchase agreement (the “Purchase Agreement”) with United Feature Syndicate, Inc (“UFS”) and The E.W. Scripps Company (the “Parent”) (Parent and UFS, collectively, the “Sellers”), pursuant to which it purchased all of the issued and outstanding interests (“Interests”) of Peanuts Worldwide LLC, a newly formed Delaware limited liability company (“Peanuts Worldwide”), to which, prior to the closing of this acquisition, copyrights and trademarks associated with the Peanuts characters and certain other assets  were contributed by UFS.  On the Closing Date, the Company also assigned its right to buy all of the Interests to Peanuts Holdings LLC (“Peanuts Holdings”), a newly formed Delaware limited liability company and joint venture owned 80% by Icon Entertainment LLC (“IE”), a wholly-owned subsidiary of the Company, and 20% by Beagle Scout LLC, a Delaware limited liability company (“Beagle”) owned by certain Schulz family trusts.

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

In connection with the Operating Agreement, the Company through IE, loaned $17.5 million to Beagle (the “Beagle Note”), the proceeds of which were used to fund Beagle’s capital contribution to Peanuts Holdings in connection with the acquisition of Peanuts Worldwide.  The Beagle Note bears interest at 6% per annum, with minimum principal payable in equal annual installments of approximately $2.2 million on June 3, with any remaining unpaid principal balance and accrued interest to be due on June 3, 2015, the Beagle Note maturity date.  The Beagle Note is secured by the membership interest in Peanuts Holdings owned by Beagle.  As of September 30, 2011, approximately $2.2 million current portion is included in other assets - current in the unaudited condensed consolidated balance sheet and the $13.1 million long term portion is included in other assets - non-current.

ASC Topic 810 affirms that consolidation is appropriate when one entity has a controlling financial interest in another entity. The Company owns an 80% membership interest in Peanuts Holdings, compared to the non-controlling owner’s 20% membership interest. As such, Peanuts Holdings is subject to consolidation with the Company, which is reflected in the Company’s financial statements as of September 30, 2011.

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

To determine the fair value of certain financial instruments, the Company relies on Level 2 inputs generated by market transactions of similar instruments where available, and Level 3 inputs using an income approach when Level 1 and Level 2 inputs are not available. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and financial liabilities and their placement within the fair value hierarchy. The following table summarizes the instruments measured at fair value at September 30, 2011 and December 31, 2010:

September 30, 2011				Valuation
(000's omitted)	Level 1	Level 2	Level 3	Technique
Marketable Securities	$-	$-	$-	(A)
Income Statement Hedge	$-	$(483)	$-	(A)
Balance Sheet Hedge	$-	$-	$-	(A)

December 31, 2010				Valuation
(000's omitted)	Level 1	Level 2	Level 3	Technique
Marketable Securities	$-	$-	$-	(A)

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

As of September 30, 2011, the Company held ARS with a face value of $13.0 million and a fair value of zero.  In December 2008, the insurer of the ARS exercised its put option to replace the underlying securities of the ARS with its preferred securities. Prior to the second quarter of 2009 the ARS had paid cash dividends according to their stated terms.  During the second quarter of 2009, the Company received notice from the insurer that payment of cash dividends ceased as of July 31, 2009 and would be resumed only if the board of directors of the insurer declared such cash dividends to be payable at a later date. The insurer’s board of directors temporarily reinstated dividend payments for the 4-week period from December 23, 2009 to January 15, 2010.  No further dividends have been received.  In January 2010, the Company commenced a lawsuit against the broker-dealer of these ARS alleging, among other things, fraud, and seeking full recovery of the $13.0 million face value of the ARS, as well as legal costs and punitive damages.  In November 2010, the insurer filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code.  These funds will not be available to the Company unless recovery is realized through the bankruptcy process, settlement or legal judgment of the action brought against the broker-dealer.   Prior to June 30, 2009, the Company estimated the fair value of its ARS with a discounted cash flow model where the Company used the expected rate of cash dividends to be received.  When the cash dividend payments ceased, the Company changed its methodology for estimating the fair value of the ARS.  Beginning June 30, 2009, the Company estimated the fair value of its ARS using the present value of the weighted average of several scenarios of recovery based on management’s assessment of the probability of each scenario. The Company considered a variety of factors in its model including: credit rating of the issuer and insurer, comparable market data (if available), current macroeconomic market conditions, quality of the underlying securities, and the probabilities of several levels of recovery and reinstatement of the cash dividend payments.  As a result of its evaluation and primarily due to the bankruptcy of the insurer of the ARS, which reduced the market value of its preferred securities to zero, during 2010 the Company recorded a pre-tax loss of approximately $13.0 million, presented as a loss on marketable securities in the other expenses section of the Consolidated Income Statement, as this write-down was deemed to be permanent.   In previous periods, all changes to the fair market value of the ARS were deemed temporary, and as such were recorded in other comprehensive income in the consolidated balance sheet and statement of stockholders’ equity and were reversed in 2010.  The following table summarizes the activity for the period:

Auction Rate Securities (000's omitted)
	Nine Months Ended September 30,
	2011	2010
Balance at beginning of period	$-	$6,988
Additions	-	-
Gains (losses) reported in earnings	-	-
Gains (losses) reported in accumulated other comprehensive income	-	296
Balance at end of period	$-	$7,284

Hedge Instruments

On March 26, 2011, the Company purchased hedge instruments from JP Morgan Chase Bank N.A. (“JPMC”) to mitigate the income statement risk and cash flow risk of revenue and receivables from licenses denominated in Japanese Yen. These hedge instruments are foreign exchange forward contracts that set the foreign exchange rate from Japanese Yen to U.S. Dollars for the Company’s forecasted Japanese Yen denominated revenue (“Income Statement Hedge”) and receivable (“Balance Sheet Hedge”). Based on management’s assessment, the Income Statement Hedge qualifies for hedge accounting under ASC Topic 815. On a quarterly basis, the value of the Income Statement Hedge is adjusted to reflect its current fair value, with any adjustment flowing through other comprehensive income. The fair value of this instrument is obtained by comparing the characteristics of the Income Statement Hedge with similarly traded instruments, and is therefore classified as Level 2 in the fair value hierarchy. At September 30, 2011, the fair value of the Income Statement Hedge was $0.5 million. The change in the fair value of the Balance Sheet Hedge is recorded in interest and other income on the unaudited condensed consolidated income statement. For the Current Quarter and Current Nine Months, the fair value of the Balance Sheet Hedge was immaterial.

Financial Instruments

As of September 30, 2011 and December 31, 2010, the fair values of cash and cash equivalents, receivables and accounts payable and accrued expenses approximated their carrying values due to the short-term nature of these instruments. The fair value of the note receivable from New Brands (see Note 3) approximates its $2.9 million carrying value; the fair value of the note receivable due from the purchasers of the Canadian trademark for Joe Boxer approximates its $4.0 million carrying value; the fair value of the note payable to Purim LLC (see Note 3) approximates its $12.0 million carrying value; and the fair value of the Beagle Note (see Note 3) approximates its $15.3 million carrying value.  The estimated fair values of other financial instruments subject to fair value disclosures, determined based on broker quotes or quoted market prices or rates for the same or similar instruments, and the related carrying amounts are as follows:

(000's omitted)	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$635,602	$685,718	$584,387	$607,592

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

Non-Financial Assets and Liabilities

On January 1, 2009, the Company adopted the provisions of ASC Topic 820 with respect to its non-financial assets and liabilities requiring non-recurring adjustments to fair value using a market participant approach. The Company uses a discounted cash flow model with level 3 inputs to measure the fair value of its non-financial assets and liabilities. The Company also adopted the provisions of ASC 820 as it relates to purchase accounting for its acquisitions. The Company has goodwill, which is tested for impairment at least annually, as required by ASC Topic 350. Further, in accordance with ASC Topic 350, the Company’s indefinite-lived trademarks are tested for impairment at least annually, on an individual basis as separate single units of accounting. Similarly, consistent with ASC Topic 360 as it relates to accounting for the impairment or disposal of long-lived assets, the Company assesses whether or not there is impairment of the Company’s definite-lived trademarks. There was no impairment, and therefore no write-down, of any of the Company’s long-lived assets during the Current Nine Months or Prior Year Nine Months.

5.  Debt Arrangements

The Company's net carrying amount of debt is comprised of the following:

	September 30,	December 31,
(000’s omitted)	2011	2010
2.50% Convertible Notes	$240,343	$-
1.875% Convertible Notes	274,681	262,716
Ecko Note	69,500	80,000
Asset-Backed Notes	51,078	70,650
Term Loan Facility	-	171,021
Total	$635,602	$584,387

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

Pursuant to guidance issued under ASC Topic 815, the 2.50% Convertible Notes are accounted for as convertible debt in the accompanying unaudited condensed consolidated balance sheet and the embedded conversion option in the 2.50% Convertible Notes has not been accounted for as a separate derivative. For a discussion of the effects of the 2.50% Convertible Notes and the 2.50% Convertible Notes Hedges and Sold Warrants defined and discussed below on earnings per share, see Note 7.

As of September 30, 2011, the amount of the 2.50% Convertible Notes accounted for as a liability was approximately $240.3 million and is reflected on the unaudited condensed consolidated balance sheet as follows:

September 30,
(000’s omitted)	2011
Equity component carrying amount	$33,875
Unamortized discount	59,657
Net debt carrying amount	240,343

For the Current Quarter and Current Nine Months, the Company recorded additional non-cash interest expense of approximately $2.5 million and $3.6 million, respectively, representing the difference between the stated interest rate on the 2.50% Convertible Notes and the rate for a similar instrument that does not have a conversion feature.

For the Current Quarter and Current Nine Months, cash interest expense relating to the 2.50% Convertible Notes was approximately $1.9 million and $2.5 million, respectively.

The Convertible Notes do not provide for any financial covenants.

In connection with the sale of the 2.50% Convertible Notes, the Company entered into hedges for the 2.50% Convertible Notes (“2.50% Convertible Note Hedges”) with respect to its common stock with two entities (the “2.50% Counterparties”). Pursuant to the agreements governing these 2.50% Convertible Note Hedges, the Company purchased call options (the “2.50% Purchased Call Options”) from the 2.50% Counterparties covering up to approximately 9.8 million shares of the Company's common stock. These 2.50% Convertible Note Hedges are designed to offset the Company's exposure to potential dilution upon conversion of the 2.50% Convertible Notes in the event that the market value per share of the Company's common stock at the time of exercise is greater than the strike price of the 2.50% Purchased Call Options (which strike price corresponds to the initial conversion price of the 2.50% Convertible Notes and is simultaneously subject to certain customary adjustments).  On May 23, 2011, the Company paid an aggregate amount of approximately $58.7 million of the proceeds from the sale of the 2.50% Convertible Notes for the 2.50% Purchased Call Options, of which $20.6 million was included in the balance of deferred income tax assets at May 23, 2011 and is being recognized over the term of the 2.50% Convertible Notes.  As of September 30, 2011, the balance of deferred income tax assets related to this transaction was approximately $19.3 million.

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

The Company has evaluated the impact of adopting guidance issued under ASC Topic 815 regarding embedded features as it relates to the 2.50% Sold Warrants, and has determined it had no impact on the Company’s results of operations and financial position through September 30, 2011, and will have no impact on the Company’s results of operations and financial position in future fiscal periods.

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

Moreover, in connection with the warrant transactions with the 2.50% Counterparties, to the extent that the price of the Company’s common stock exceeds the strike price of the 2.50% Sold Warrants, the warrant transactions could have a dilutive effect on the Company’s earnings per share.

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

Pursuant to guidance issued under ASC Topic 815, the 1.875% Convertible Notes are accounted for as convertible debt in the accompanying unaudited condensed consolidated balance sheet and the embedded conversion option in the 1.875% Convertible Notes has not been accounted for as a separate derivative. For a discussion of the effects of the 1.875% Convertible Notes and the 1.875% Convertible Notes Hedges and the 1.875% Sold Warrants defined and discussed below on earnings per share, see Note 7.

As of September 30, 2011 and December 31, 2010, the amount of the 1.875% Convertible Notes accounted for as a liability was approximately $274.7 million and $262.7 million, and is reflected on the unaudited condensed consolidated balance sheet as follows:

	September 30,	December 31,
(000’s omitted)	2011	2010
Equity component carrying amount	$41,309	$41,309
Unamortized discount	12,819	24,784
Net debt carrying amount	274,681	262,716

For the Current Quarter and Prior Year Quarter, the Company recorded additional non-cash interest expense of approximately $3.9 million and $3.4 million, respectively, representing the difference between the stated interest rate on the 1.875% Convertible Notes and the rate for a similar instrument that does not have a conversion feature.  For the Current Nine Months and the Prior Year Nine Months, the Company recorded additional non-cash interest expense of $11.2 million and $10.3 million, respectively.

For both the Current Quarter and the Prior Year Quarter, cash interest expense relating to the 1.875% Convertible Notes was approximately $1.3 million.  For both the Current Nine Months and the Prior Year Nine Months, cash interest expense relating to the 1.875% Convertible Notes was approximately $4.0 million.

The Convertible Notes do not provide for any financial covenants.

In connection with the sale of the 1.875% Convertible Notes, the Company entered into hedges for the 1.875% Convertible Notes (“1.875% Convertible Note Hedges”) with respect to its common stock with two entities, one of which was Lehman Brothers OTC Derivatives Inc. (“Lehman OTC” and together with the other counterparty, the “1.875% Counterparties”). Pursuant to the agreements governing these 1.875% Convertible Note Hedges, the Company purchased call options (the “1.875% Purchased Call Options”) from the 1.875% Counterparties covering up to approximately 10.4 million shares of the Company's common stock of which 40% were purchased from Lehman OTC. These 1.875% Convertible Note Hedges are designed to offset the Company's exposure to potential dilution upon conversion of the 1.875% Convertible Notes in the event that the market value per share of the Company's common stock at the time of exercise is greater than the strike price of the 1.875% Purchased Call Options (which strike price corresponds to the initial conversion price of the 1.875% Convertible Notes and is simultaneously subject to certain customary adjustments). On June 20, 2007, the Company paid an aggregate amount of approximately $76.3 million of the proceeds from the sale of the 1.875% Convertible Notes for the 1.875% Purchased Call Options, of which $26.7 million was included in the balance of deferred income tax assets at June 30, 2007 and is being recognized over the term of the 1.875% Convertible Notes. As of September 30, 2011, the balance of deferred income tax assets related to this transaction was approximately $4.2 million.

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

The Company has evaluated the impact of adopting guidance issued under ASC Topic 815 regarding embedded features as it relates to the 1.875% Sold Warrants, and has determined it had no impact on the Company’s results of operations and financial position through September 30, 2011, and will have no impact on the Company’s results of operations and financial position in future fiscal periods.

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

Moreover, in connection with the warrant transactions with the 1.875% Counterparties, to the extent that the price of the Company’s common stock exceeds the strike price of the 1.875% Sold Warrants, the warrant transactions could have a dilutive effect on the Company’s earnings per share.

Ecko Note

In connection with the Ecko transaction, IPH Unltd issued a promissory note (“Ecko Note”) to a third party creditor for $90.0 million.  IPH Unltd’s obligations under the Ecko Note are secured by the Ecko portfolio of trademarks and related intellectual property assets and the Zoo York trademarks and related intellectual property assets owned by ZY Holdings (see note 2), and are further guaranteed personally by the minority owner of IPH Unltd, with no recourse to the Company other than the interest of ZY Holdings in the Zoo York trademarks and related intellectual property assets.  Amounts outstanding under the Ecko Note bear interest at 7.50% per annum, with minimum principal payable in equal quarterly installments of $2.5 million, with any remaining unpaid principal balance and accrued interest to be due on June 30, 2014, the Ecko Note maturity date.  The Ecko Note may be prepaid without penalty, and would be applied to the scheduled quarterly principal payments in the order of their maturity.  On July 27, 2011, in connection with the Company’s purchase of the Zoo York trademark and related assets (see note 2), IPH Unltd paid $3.0 million in principal to the holder of the Ecko Note.  As of September 30, 2011, the total principal balance of the Ecko Note is $69.5 million, of which $10.0 million is included in the current portion of long-term debt on the unaudited condensed consolidated balance sheet.

Asset-Backed Notes

The financing for certain of the Company's acquisitions has been accomplished through private placements by its subsidiary, IP Holdings LLC ("IP Holdings") of asset-backed notes ("Asset-Backed Notes") secured by intellectual property assets (trade names, trademarks, license agreements and payments and proceeds with respect thereto relating to the Candie’s, Bongo, Joe Boxer, Rampage, Mudd and London Fog brands) of IP Holdings. As of September 30, 2011, the balance of the Asset-Backed Notes was $51.1 million, $36.8 million of which is included in the current portion of long-term debt on the unaudited condensed consolidated balance sheet.

Cash on hand in the bank account of IP Holdings is restricted at any point in time up to the amount of the next debt principal and interest payment required under the Asset-Backed Notes. Accordingly, $4.0 million and $2.5 million as of September 30, 2011 and December 31, 2010, respectively, are included as restricted cash within the Company's current assets on the unaudited condensed consolidated balance sheets. Further, in connection with IP Holdings' issuance of Asset-Backed Notes, a reserve account has been established and the funds on deposit in such account will be applied to future principal payments with respect to the Asset-Backed Notes. Accordingly, as of September 30, 2011 approximately $8.5 million has been classified as current and is included in restricted cash in the Company’s current assets on the unaudited condensed consolidated balance sheets.  Further, as of September 30, 2011 and December 31, 2010, approximately $7.2 million and $15.9 million has been classified as non-current and disclosed as restricted cash within other assets on the Company's unaudited condensed consolidated balance sheets.

Interest rates and terms on the outstanding principal amount of the Asset-Backed Notes as of September 30, 2011 are as follows: $16.3 million principal amount bears interest at a fixed interest rate of 8.45%, $7.2 million principal amount bears interest at a fixed rate of 8.12%, and $27.6 million principal amount bears interest at a fixed rate of 8.99%. The Asset-Backed Notes have no financial covenants by which the Company or its subsidiaries need comply. The aggregate principal amount of the Asset-Backed Notes is required to be fully paid by February 22, 2013.

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

The guarantees under the Term Loan Facility were secured by a pledge to Barclays, for the benefit of the Lenders, of, among other things, the Ocean Pacific/OP, Danskin, Rocawear, Mossimo, Cannon, Royal Velvet, Fieldcrest, Charisma, Starter and Waverly trademarks and related intellectual property assets, license agreements and proceeds therefrom, as well as the Company’s 80% interest in Peanuts Holdings. Amounts outstanding under the Term Loan Facility bore interest, at the Company’s option, at the Eurodollar rate or the prime rate, plus an applicable margin of 2.25% or 1.25%, as the case may be, per annum. The Credit Agreement provided that the Company is required to repay the outstanding term loan in equal quarterly installments in annual aggregate amounts equal to 1.00% of the aggregate principal amount of the loans outstanding, subject to adjustment for prepayments, in addition to an annual payment equal to 50% of the excess cash flow from the subsidiaries subject to the Term Loan Facility, as described in the Credit Agreement, with any remaining unpaid principal balance to be due on April 30, 2013 (the “Loan Maturity Date”). Upon completion of the 1.875% Convertible Notes offering, the Loan Maturity Date was accelerated to January 2, 2012. The Term Loan Facility provided that it could be prepaid, without penalty, at any time. On March 11, 2008, the Company paid to LCPI, for the benefit of the Lenders, $15.6 million, representing 50% of the excess cash flow from the subsidiaries subject to the Term Loan Facility for 2007. As a result of such payment, the Company was no longer required to pay the quarterly installments described above. The Term Loan Facility required the Company to repay the principal amount of the term loan outstanding in an amount equal to 50% of the excess cash flow of the subsidiaries subject to the Term Loan Facility for the most recently completed fiscal year unless the Company met certain criteria specified by a financial covenant defined in the Credit Agreement (see below). On March 17, 2010, the Company paid to Barclays, for the benefit of the Lenders, $47.2 million, representing 50% of the excess cash flow from the subsidiaries subject to the Term Loan Facility for the year ended December 31, 2009.  The Company was not required to make a payment on the excess cash flow from the subsidiaries subject to the Term Loan Facility as the ratio of Consolidated Total Debt (as defined by the Credit Agreement) to Consolidated EBITDA (as defined by the Credit Agreement) was below 2.5 to 1.0 as of December 31, 2010, thereby eliminating the requirement that the Company remit 50% of the excess cash flow from the subsidiaries subject to the Term Loan Facility for 2010.  However, on March 21, 2011, the Company made an optional prepayment of principal in the amount of $60.0 million.   On May 27, 2011 (the “Payoff Date”), approximately $112.6 million was paid to Barclays for the benefit of the Lenders, representing the Company’s full satisfaction of all obligations under the Term Loan Facility, including the outstanding principal of $112.4 million and accrued interest of $0.2 million due to the Lenders as of the Payoff Date. Through the Payoff Date, the Company was in compliance with all material covenants set forth in the Credit Agreement.

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

Debt Maturities

As of September 30, 2011, the Company’s debt maturities on a calendar year basis are as follows:

(000’s omitted)	Total	October 1 through December 31, 2011	2012	2013	2014	2015	2016
2.50% Convertible Notes (1)	$240,343	$-	$-	$-	$-	$-	$240,343
1.875% Convertible Notes (2)	274,681	-	274,681	-	-	-	-
Ecko Note	69,500	2,500	10,000	10,000	47,000	-	-
Asset-Backed Notes	51,078	6,809	33,468	10,801	-	-	-
Total	$635,602	$9,309	$318,149	$20,801	$47,000	$-	$240,343

(1)
Reflects the net debt carrying amount of the 2.50% Convertible Notes on the unaudited condensed consolidated balance sheet as of September 30, 2011, in accordance with accounting for convertible notes.  The principal amount owed to the holders of the Convertible Notes is $300.0 million.

(2)
Reflects the net debt carrying amount of the 1.875% Convertible Notes on the unaudited condensed consolidated balance sheet as of September 30, 2011, in accordance with accounting for convertible notes.  The principal amount owed to the holders of the Convertible Notes is $287.5 million.

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

Stock Repurchase Program

On November 3, 2008, the Company announced that its Board of Directors had authorized the repurchase of up to $75 million of the Company's common stock over a period of approximately three years (the “Program”). The Program replaced any prior plan or authorization. The Program did not obligate the Company to repurchase any specific number of shares and could be suspended at any time at management's discretion.  During 2009, the Company repurchased 200,000 shares under the Program for approximately $1.5 million.   No shares were repurchased under the Program by the Company during the Current Nine Months or during 2010.  The Program expired by its terms on October 30, 2011.

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

Summaries of the Company's stock options, warrants (other than warrants issued related to our 1.875% Convertible Notes and 2.50% Convertible Notes) and performance related options activity, and related information for the Current Nine Months are as follows:

Options		Weighted-Average
	Options	Exercise Price

Outstanding at January 1, 2011	2,592,535	$4.61
Granted	15,000	22.51
Canceled	-	-
Exercised	(563,385)	4.14
Expired/Forfeited	-	-
Outstanding at September 30, 2011	2,044,150	$4.87
Exercisable at September 30, 2011	2,042,483	$4.87

Compensation expense related to stock option grants for the Current Quarter and the Prior Year Quarter was zero and $0.1 million, respectively.  Compensation expense related to stock option grants for both the Current Nine Months and the Prior Year Nine Months was $0.2 million and $0.1 million, respectively.

Warrants

		Weighted-Average
	Warrants	Exercise Price

Outstanding at January 1, 2011	253,900	$17.01
Granted	-	-
Canceled	-	-
Exercised	(3,600)	8.72
Expired/Forfeited	-	-
Outstanding at September 30, 2011	250,300	$17.13
Exercisable at September 30, 2011	250,300	$17.13

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

The following tables summarize information about unvested restricted stock transactions:

		Weighted-Average
	Shares	Grant Date Fair Value

Non-vested, January 1, 2011	1,442,610	$15.34
Granted	354,340	22.01
Vested	(217,619)	18.76
Forfeited/Canceled	-	-
Non-vested, September 30, 2011	1,579,331	$16.37

Compensation expense related to restricted stock grants for the Current Quarter and the Prior Year Quarter was approximately $2.4 million and $1.9 million, respectively. Compensation expense related to restricted stock grants for the Current Nine Months and the Prior Year Nine Months was approximately $7.2 million and $6.5 million, respectively.  An additional amount of $15.9 million is expected to be expensed evenly over a period of approximately four years. During the Current Quarter and the Prior Year Quarter, the Company withheld shares valued at $0.2 million, and $1.7 million, respectively, of its restricted common stock in connection with net share settlement of restricted stock grants and option exercises.   During the Current Nine Months and the Prior Year Nine Months, the Company withheld shares valued at $2.4 million, and $2.2 million, respectively, of its restricted common stock in connection with net share settlement of restricted stock grants and option exercises.

Shares Reserved for Issuance

At September 30, 2011, 335,384 common shares were reserved for issuance under the 2009 Plan.   At September 30, 2011 there were no common shares available for issuance under the Company’s 2006, 2002, and 2001Stock Plans.

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

As of September 30, 2011, of the total potentially dilutive shares related to restricted stock-based awards, stock options and warrants, 0.4 million were anti-dilutive, compared to 1.7 million as of September 30, 2010.

As of September 30, 2011, 204,918 of the performance related restricted stock-based awards issued in connection with the Company’s employment agreement with its chairman, chief executive officer and president were anti-dilutive.

Warrants issued in connection with the Company’s 2.50% Convertible Notes financing and 1.875% Convertible Notes financing were anti-dilutive and therefore not included in this calculation. Portions of the 2.50% Convertible Notes and 1.875% Convertible Notes that would be subject to conversion to common stock were anti-dilutive as of September 30, 2011 and therefore not included in this calculation.

A reconciliation of weighted average shares used in calculating basic and diluted earnings per share follows:

	For the Three Months Ended		For the Nine Months Ended
(000's omitted)	September 30, (unaudited)		September 30, (unaudited)
	2011	2010	2011	2010
Basic	73,297	72,326	73,016	72,013
Effect of exercise of stock options	1,117	1,980	1,187	1,960
Effect of contingent common stock issuance	-	-	48	48
Effect of assumed vesting of restricted stock	1,332	614	1,269	611
Diluted	75,746	74,920	75,520	74,632

8.  Expenses Related to Specific Litigation

Expenses related to specific litigation consist of legal expenses and costs related to the Unzipped litigation (See Note 9). For the Current Quarter the Company recorded an expense related to specific litigation of less than $0.1 million, as compared to $0.2 million in the Prior Year Quarter.   For the Current Nine Months the Company recorded a benefit related to specific litigation of $0.1 million, as compared to $0.2 million in the Prior Year Nine Months.  See Note 9 for detail on this litigation.

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

10.  Related Party Transactions

The Candie’s Foundation

The Candie's Foundation, a charitable foundation founded by Neil Cole for the purpose of raising national awareness about the consequences of teenage pregnancy, owed the Company $1.1 million and $0.9 million at September 30, 2011 and December 31, 2010, respectively.  The Candie's Foundation intends to pay-off the entire borrowing from the Company during 2011, although additional advances will be made as and when necessary.

Travel

The Company recorded expenses of approximately $35,000 and zero in the Current Quarter and Prior Year Quarter, respectively, and $114,000 and $100,000 in the Current Nine Months and Prior Year Nine Months, respectively, for the hire and use of aircraft solely for business purposes owned by a company in which the Company’s chairman, chief executive officer and president is the sole owner.  Management believes that all transactions were made on terms and conditions no less favorable than those available in the marketplace from unrelated parties.

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

The net revenues by type of license and information by geographic region are as follows:

	For the three months ended		For the nine months ended
(000's omitted)	September 30, (unaudited)		September 30, (unaudited)
	2011	2010	2011	2010
Revenues by product line:
Direct-to-retail license	$31,260	$35,574	$112,414	$112,337
Wholesale license	56,005	41,784	147,670	111,725
Entertainment and other	5,418	19,529	14,248	20,542
	$92,683	$96,887	$274,332	$244,604

Revenues by geographic region:
United States	$79,352	$80,990	$229,045	$218,914
Other	13,331	15,897	45,287	25,690
	$92,683	$96,887	$274,332	$244,604

11.   Subsequent Event

Sharper Image

On October 26, 2011, (the “Closing Date”), the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Sharper Image Acquisition LLC, a Delaware limited liability company (“Seller”), pursuant to which the Company purchased from Seller substantially all of its assets (the “Purchased Assets”), including the “Sharper Image” trademark and other intellectual property rights related to the Sharper Image brand.  The Company paid approximately $65.7 million to the Seller, of which $2.0 million was deposited into an escrow account to be held for a period of six months to secure the Seller’s indemnification obligations to the Company.

Stock Repurchase Program

On October 27, 2011, the Company announced that its Board of Directors authorized a program to repurchase up to $200 million of its common stock over a four year period.  This plan replaces the Company’s prior share repurchase program which expired on October 30, 2011.

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

Executive Summary. We are a brand management company engaged in licensing, marketing and providing trend direction for a diversified and growing consumer brand portfolio. Our brands are sold across every major segment of retail distribution, from luxury to mass. As of September 30, 2011, we and our joint ventures owned 23 iconic consumer brands: Candie’s, Bongo, Badgley Mischka, Joe Boxer, Rampage, Mudd, London Fog, Mossimo, Ocean Pacific/OP, Danskin/Danskin Now, Rocawear, Cannon, Royal Velvet, Fieldcrest, Charisma, Starter, Waverly and Zoo York. In addition, Scion LLC, a joint venture in which we have a 50% controlling investment, owns the Artful Dodger brand; Hardy Way, a joint venture in which we have an 85% controlling investment, owns the Ed Hardy brands (see Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements); IPH Unltd, a joint venture in which we have a 51% controlling investment, owns the Ecko brands; MG Icon, a joint venture in which we have a 50% investment, owns the Material Girl and Truth or Dare brands; and Peanuts Holdings, a joint venture in which we have an 80% controlling investment, owns, through its wholly-owned subsidiary Peanuts Worldwide, the Peanuts brands. We license our brands worldwide through over 1,200 direct-to-retail and wholesale licenses for use across a wide range of product categories, including sportswear, fashion accessories, footwear, entertainment, home products and décor, and beauty and fragrance. Our business model allows us to focus on our core competencies of marketing and managing brands without many of the risks and investment requirements associated with a more traditional operating company. Our licensing agreements with leading retail and wholesale partners throughout the world provide us with a predictable stream of guaranteed minimum royalties.

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

Results of Operations

The three months ended September 30, 2011 compared to the three months ended September 30, 2010

Licensing and Other Revenue. Licensing and other revenue for the Current Quarter decreased to $92.7 million from $96.9 million for the Prior Year Quarter.  Excluding $12.5 million of revenue in the Prior Year Quarter related to our license with the American Broadcasting Company, Inc. (“ABC”) which was entered into July 2010 for the Peanuts holiday television specials to be broadcast on ABC, for which there was no comparable revenue in the Current Quarter, the remaining aggregate increase in revenue was attributable to our wholesale apparel brands and revenue from our Ed Hardy brand which we began consolidating in April 2011 for which there is no comparable revenue in the Prior Year Quarter..

Operating Expenses. Selling, general & administrative expenses (“SG&A”) totaled $33.8 million in the Current Quarter compared to $42.0 million in the Prior Year Quarter. The decrease of approximately $8.4 million was primarily driven by aggregate incremental SG&A expenses of $7.5 million incurred by our Peanuts business related to our July 2010 license with ABC.  Further, there was a decrease of approximately $2.2 million in advertising and marketing expenses as compared to the Prior Year Quarter.

Operating Income. Operating income for the Current Quarter increased to $59.0 million, or approximately 64% of total revenue, compared to $54.8 million or approximately 57% of total revenue for the Prior Year Quarter. This increase in our operating margin percentage is primarily the result the incremental decrease in SG&A partially offset by the incremental decrease in revenue for the reasons detailed above.

Other Expenses - Net – Other expenses - net changed by approximately $3.0 million, from approximately $9.7 million in net other expenses in the Prior Year Quarter to approximately $12.7 million in the Current Quarter.  An increase of approximately $2.7 million in interest expense was primarily attributable to interest expense of approximately $4.4 million related to the 2.50% Convertible Notes for which there was no comparable interest expense in the Prior Year Quarter, partially offset as a result of the payoff of our Term Loan in May 2011 as well as a lower average debt balance during the Current Quarter for our Asset Backed Notes and Ecko Note as compared to Prior Year Quarter.

Provision for Income Taxes. The effective income tax rate for the Current Quarter is approximately 32.9% resulting in the $15.2 million income tax expense, as compared to an effective income tax rate of 29.4% in the Prior Year Quarter which resulted in the $13.3 million income tax expense.  The effective tax rate increased in the Current Quarter as compared to the Prior Year Quarter due to an increase in non-deductable compensation expense, offset by an increase in aggregate earnings attributable to our non-controlling interests, for which we do not pay taxes.

Net Income. Our net income was approximately $31.0 million in the Current Quarter, compared to net income of $31.8 million in the Prior Year Quarter, as a result of the factors discussed above.

The nine months ended September 30, 2011 compared to the nine months ended September 30, 2010

Licensing and Other Revenue. Licensing and other revenue for the Current Nine Months increased to $274.3 million from $244.6 million for the Prior Year Nine Months.   In the Current Nine Months, the increase in revenue was primarily related to our acquisition of the Peanuts assets (acquired June 2010) and as the result of the Ed Hardy transaction which the Company began to consolidate as of the transaction date (April 2011), for which there was no comparable revenue in the Prior Year Nine Months, partially offset by the Peanuts ABC license revenue (July 2010), for which there was no comparable revenue in the Current Nine Months.

Operating Expenses. SG&A totaled $97.4 million in the Current Nine Months compared to $90.7 million in the Prior Year Nine Months. The increase of approximately $6.7 million was primarily driven by aggregate incremental SG&A expenses of $22.6 million incurred by our Peanuts (acquired June 2010) and Ed Hardy (consolidated as of April 2011) businesses, which are consolidated and based on the timing of these transactions do not have comparable SG&A expenses in the Prior Year Nine Months.  The increased SG&A described above was partially offset by decreases in SG&A that are primarily attributed to: (i) aggregate incremental SG&A expenses of $7.5 million incurred in the Prior Year Nine Months by our Peanuts business related to our July 2010 license with ABC for which there is no comparable SG&A expenses in the Current Nine Months, (ii) a decrease of approximately $6.6 million in advertising and marketing related expenses as compared to the Prior Year Nine Months, and (iii) a decrease of $1.2 million in bad debt expense due to additional general reserves taken in the Prior Year Nine Months.

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

Operating Income. Operating income for the Current Nine Months increased to $176.8 million, or approximately 64% of total revenue, compared to $153.6 million or approximately 63% of total revenue in the Prior Year Nine Months.

Other Expenses - Net – Other expenses – changed by $16.9 million from approximately $27.4 million in net other expenses in the Prior Year Nine Months to approximately $10.5 million of net other expense in the Current Nine Months.  This change was primarily attributed to an increase in interest and other income due to a non-cash re-measurement gain of approximately $21.5 million related to our Ed Hardy transaction (April 2011) (see Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements), for which there is no comparable gain in the Prior Year Nine Months.  An increase of approximately $4.8 million in interest expense was primarily attributable to interest expense of approximately $6.1 million related to the 2.50% Convertible Notes for which there was no comparable interest expense in the Prior Year Nine Months and a write-off of approximately $2.7 million for deferred financing fees and original issue discount related to the early payoff of our Term Loan Facility.  These increases in interest expense were partially offset as a result of the payoff of our Term Loan Facility in May 2011 as well as a lower average debt balance during the Current Nine Months for our Asset Backed Notes and Ecko Note as compared to Prior Year Nine Months.

Provision for Income Taxes. The effective income tax rate for the Current Nine Months is approximately 33.3% resulting in the $55.3 million income tax expense, as compared to an effective income tax rate of 31.7% in the Prior Year Nine Months which resulted in the $40.0 million income tax expense.  The effective tax rate increased in the Current Nine Months as compared to the Prior Year Nine Months due to an increase in non-deductable compensation expense, offset by an increase in aggregate earnings attributable to our non-controlling interests, for which we do not pay taxes.

Net Income. Our net income was approximately $111.0 million in the Current Nine Months, compared to net income of approximately $86.2 million in the Prior Year Nine Months, as a result of the factors discussed above.

Liquidity and Capital Resources

Liquidity

Our principal capital requirements have been to fund acquisitions, working capital needs, and to a lesser extent, capital expenditures. We have historically relied on internally generated funds to finance our operations and our primary source of capital needs for acquisition has been the issuance of debt and equity securities. At September 30, 2011 and December 31, 2010, our cash totaled $235.6 million and $121.9 million, respectively, including short-term restricted cash of $13.5 million and $3.3 million, respectively.

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

Changes in Working Capital

At September 30, 2011 and December 31, 2010 the working capital ratio (current assets to current liabilities) was 0.93 to 1 and 2.26 to 1, respectively. This decrease was driven primarily by an increase in the current portion of long-term debt related to our 1.875% Convertible Notes due June 2012, as well as $55.0 million of net cash paid as part of the Ed Hardy transaction in April 2011 and $18.0 million of net cash paid as part of the Zoo York transaction in July 2011.   The decrease was partially offset by our 2.50% Convertible Notes offering in May 2011 from which we received $262.6 million in net proceeds (see below for details), as well as additional factors set forth below:

Operating Activities

Net cash provided by operating activities increased approximately $7.1 million, from $128.7 million in the Prior Year Nine Months to $135.7 million in the Current Nine Months.  This increase in net cash provided by operating activities of $7.1 million is primarily due to an increase in net income of approximately $24.8 million from $86.2 million in the Prior Year Nine Months to approximately $111.0 million in Current Nine Months for the reasons discussed above, as well as an increase in deferred income taxes of $11.4 million from $10.5 million in the Prior Year Nine Months to $22.0 million in the Current Nine Months, an increase in the amortization of convertible notes discount of approximately $4.9 million due to our new 2.50% Convertible Notes and an increase in the amortization of deferred financing costs related to a write-off of approximately $2.7 million for deferred financing fees and original issue discount related to the early payoff of our Term Loan Facility in May 2011.  These increases were partially offset by a non-cash gain of $21.5 million from the re-measurement of our investment in Hardy Way as part of the transaction described in Note 3 of the Notes to the Unaudited Condensed Consolidated Financial Statements, a decrease in our provision for doubtful accounts of approximately $1.2 million, as well as a decrease in the aggregate net changes in operating assets and liabilities, net of business acquisitions, provided by operating activities of $13.4 million.

Investing Activities

Net cash used in investing activities in the Current Nine Months decreased approximately $88.0 million, from $177.0 million in the Prior Year Nine Months to $89.0 million in the Current Nine Months. This decrease is primarily due to $172.1 million used in our acquisition of the Peanuts assets in the Prior Year Nine Months, offset by $62.0 million used in the Hardy Way transaction and $18.0 million used in the Zoo York transaction, each of which are described in Note 3 of the Notes to the Unaudited Condensed Consolidated Financial Statements.

Financing Activities

Net cash provided by financing activities increased $109.3 million, from $52.5 million of net cash used in financing activities in the Prior Year Nine Months to net cash provided by financing activities of $56.8 million in the Current Nine Months. The main driver of this net increase of cash provided by financing activities of $109.3 million was as a result of aggregate net cash received of $262.5 million from our 2.50% Convertible Notes offering, net of the cost of hedges and sale of warrants related to this offering. This was offset by payments aggregating $172.4 million for the payoff of the Term Loan Facility during the Current Nine Months, as compared to a principal payment of $47.2 million for the Term Loan Facility in the Prior Year Nine Months.  Further, during the Current Nine Months we made a payment of $4.0 million related to our acquisition of our 50% interest in MG Icon for which there was no comparable transaction in the Prior Year Nine Months.  This aggregate increase was partially offset by a non-controlling interest contribution of $14.8 million in the Prior Year Nine Months from our 20% non-controlling interest partner in the Peanuts Holdings joint venture related to the formation of the joint venture, for which there is no comparable contribution in the Current Nine Months.

Other Matters

New Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance under ASC Topic 820 as it relates to improving disclosures on fair value measurements. This guidance requires new disclosures regarding transfers in and out of the Level 1 and 2 and activity within Level 3 fair value measurements and clarifies existing disclosures of inputs and valuation techniques for Level 2 and 3 fair value measurements. This guidance also includes conforming amendments to employers’ disclosures about postretirement benefit plan assets. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure of activity within Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010 and for interim periods within those years, and its requirements are reflected herein.

In September 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-08, Intangibles—Goodwill and Other, Testing Goodwill for Impairment . The new standard amends the guidance on the testing of goodwill impairment to allow an entity the option to first assess qualitative factors to determine whether performing the current two-step process is necessary. Under the option, the calculation of the reporting unit’s fair value is not required unless as a result of the qualitative assessment, it is more likely than not that the fair value of the reporting unit is less than the unit’s carrying amount. The amendments are effective for fiscal years and interim periods within such years beginning after December 15, 2011, with early adoption permitted. Adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

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

We invested in certain auction rate securities, herein referred to as ARS. Beginning in the third quarter of 2007 and through the Current Quarter, our balance of ARS failed to auction due to sell orders exceeding buy orders, and the insurer of the ARS exercised its put option to replace the underlying securities of the ARS with its preferred securities.  Further, although the ARS had paid cash dividends according to their stated terms, the payments of cash dividends ceased after July 31, 2009 and were only temporarily reinstated for the four week period from December 23, 2009 to January 15, 2010.  The dividends would be resumed only if the board of directors of the insurer declared such cash dividends to be payable at a later date.  No further dividends were received.  In January 2010, we commenced a lawsuit against the broker-dealer of these ARS alleging, among other things, fraud, and seeking full recovery of the $13.0 million face value of the ARS, as well as legal costs and punitive damages.  In November 2010, the insurer filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code.  These funds will not be available to us unless we realize recovery through the bankruptcy process, settlement or legal judgment of the action brought against the broker-dealer. Due to the bankruptcy of the insurer of the ARS, which reduced the market value of its preferred securities to zero, we estimated the fair value of our ARS to be zero. We believe this cumulative decrease in fair value is permanent due to the aforementioned bankruptcy.  The cumulative effect of the failure to auction since the third quarter of fiscal 2007 through 2010 has resulted in pre-tax loss of $13.0 million which is reflected in the Consolidated Income Statement as a loss on marketable securities in the fourth quarter of 2010.

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

The principal executive officer and principal financial officer also conducted an evaluation of internal control over financial reporting, herein referred to as internal control, to determine whether any changes in internal control occurred during the quarter ended September 30, 2011 that may have materially affected or which are reasonably likely to materially affect internal control. Based on that evaluation, there has been no change in the Company’s internal control during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to affect, the Company’s internal control.

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

As of September 30, 2011, our unaudited condensed consolidated balance sheet reflects debt of approximately $635.6 million, including secured debt of $120.6 million ($51.1 million under Asset-Backed Notes issued by our subsidiary, IP Holdings, and $69.5 million under the Ecko Note), primarily all of which was incurred in connection with our acquisition activities. In accordance with ASC 820, our 1.875% Convertible Notes and our 2.50% Convertible Notes are included in our $635.6 million of consolidated debt at net debt carrying values of $274.7 million and $240.3 million, respectively; however, the principal amounts owed to the holders of our 1.875% Convertible Notes and our 2.50% Convertible Notes are $287.5 million (due June 30, 2012) and $300.0 million (due June 1, 2016), respectively. Also the Ecko Note, while consolidated on our balance sheet, is an obligation solely of the IPH Unltd joint venture, with no recourse to the Company beyond the Zoo York marks pledged as security thereunder by ZY Holdings. We may also assume or incur additional debt, including secured debt, in the future in connection with, or to fund, future acquisitions. Our debt obligations:

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

While we believe that by virtue of the cash on our balance sheet as of September 30, 2011 and the guaranteed minimum and percentage royalty payments due to us under our licenses we will generate sufficient revenues from our licensing operations to satisfy our obligations for the foreseeable future, in the event that we were to fail in the future to make any required payment under agreements governing our indebtedness or fail to comply with the financial and operating covenants contained in those agreements, we would be in default regarding that indebtedness. A debt default could significantly diminish the market value and marketability of our common stock and could result in the acceleration of the payment obligations under all or a portion of our consolidated indebtedness.

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

Our licensees Wal-Mart, Target, Kohl’s and Kmart, were our four largest direct-to-retail licensees during the Current Nine Months, representing approximately 19%, 7%, 6% and 5%, respectively, of our total revenue for such period, while Li & Fung USA was our largest wholesale licensee, representing approximately 10% of our total revenue for such period. Our license agreement with Target for the Mossimo trademark grants it the exclusive U.S. license for substantially all Mossimo-branded products for a current term expiring in January 2014; and our second license agreement with Target for the Fieldcrest mark grants it the exclusive U.S. license for substantially all Fieldcrest-branded products for a term expiring in January 2015. Our license agreement with Wal-Mart for the Ocean Pacific and OP trademarks grants it the exclusive license in the U.S., Canada, Mexico, China, India and Brazil for substantially all Ocean Pacific/OP-branded products for a term expiring June 30, 2013; our second license agreement with Wal-Mart for the Danskin Now trademark grants it the exclusive license in the U.S., Canada, Argentina, and Central America for substantially all Danskin Now-branded products for a term expiring December 2012; and our third license agreement with Wal-Mart for the Starter trademark grants it the exclusive license in the U.S., Canada and Mexico for substantially all Starter-branded products for an initial term expiring in December 2013. Our license agreement with Kohl’s for the Candie’s trademark grants it the exclusive U.S. license for a wide variety of Candie’s-branded product categories for a term expiring in January 2016, and our license agreement with Kohl’s for the Mudd trademark grants it the exclusive U.S. license for a wide variety of Mudd-branded product categories for an initial term expiring in January 2015. Our license agreement with Kmart with respect to the Joe Boxer trademark grants it the exclusive U.S. license for a wide variety of product categories for a current term expiring in December 2015; our license agreement with Kmart for the Cannon trademark grants it the exclusive license in the U.S. and Canada for a wide variety of product categories for an initial term expiring February 1, 2014; and our license agreement with Kmart for the Bongo trademark grants it the exclusive U.S. license for a wide variety of product categories for an initial term expiring February 1, 2016. Our license agreements with Li & Fung USA grant it the exclusive worldwide license with respect to our Royal Velvet trademarks for a variety of products sold exclusively at Bed Bath & Beyond in the U.S. for a term that expires on December 31, 2011, and the exclusive license (in many countries outside of the U.S. and Canada) for the Cannon trademark for a variety of products for a term expiring on December 31, 2013.  Our license agreements with KHQ Investment LLC, an affiliate of Li & Fung USA, for the Rocawear trademark grant it the exclusive licenses for the U.S. and its territories for boys and girls sportswear, sleepwear, underwear, swimwear and outerwear expire on December 31, 2013; our license agreements with Li & Fung USA for certain Ecko trademarks grant it the exclusive licenses for the U.S. and its territories for sleepwear, underwear, swimwear and outerwear expire on December 31, 2013; and our license agreements with Li & Fung USA for the Zoo York trademark that grant it the exclusive licenses for the U.S. and its territories for sleepwear, underwear, swimwear and outerwear expires on December 31, 2014.  Because we are dependent on these licensees for a significant portion of our licensing revenue, if any of them were to have financial difficulties affecting its ability to make guaranteed payments, or if any of these licensees decides not to renew or extend its existing agreement with us, our revenue and cash flows could be reduced substantially.

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

As of September 30, 2011, goodwill represented approximately $212.0 million, or approximately 10% of our total consolidated assets, and trademarks and other intangible assets represented approximately $1,494.0 million, or approximately 70% of our total consolidated assets. Under current U.S. GAAP accounting standards, goodwill and indefinite life intangible assets, including some of our trademarks, are no longer amortized, but instead are subject to impairment evaluation based on related estimated fair values, with such testing to be done at least annually. While, to date, no impairment write-downs have been necessary, any write-down of goodwill or intangible assets resulting from future periodic evaluations would, as applicable, either decrease our net income or increase our net loss and those decreases or increases could be material.

We may not be able to pay the cash portion of the conversion price upon any conversion of the principal amounts of each of our tranches of convertible notes, which would constitute an event of default with respect to each such notes, respectively and could also constitute a default under the terms of our other debt.

We may not have sufficient cash to pay, or may not be permitted to pay, the cash portion of the consideration that we will be required to pay when our 1.875% Convertible Notes become due in June 2012 and when our 2.50% Convertible Notes become due in June 2016. Upon conversion of either tranche of our convertible notes, we will be required to pay to the holder of such notes a cash payment equal to the par value of the convertible notes. This part of the payment must be made in cash, not in shares of our common stock. As a result, we will be required to pay a minimum of $287.5 million and $300.0 million in cash to holders of the 1.875% Convertible Notes and 2.50% Convertible Notes, respectively, upon their conversion.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table represents information with respect to purchases of common stock made by the Company during the Current Quarter:

Month of purchase	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
July 1 – July 31	-	$-	$-	$71,722,003
August 1 – August 31	6,949	$22.05	$-	$71,722,003
September 30 – September 30	-	$-	$-	$71,722,003
Total	6,949	$22.05	$-	$71,722,003	(2)

(1)
On November 3, 2008, the Company announced that the Board of Directors authorized the repurchase of up to $75 million of the Company's common stock over a period ending October 30, 2011, herein referred to as the repurchase plan. This authorization replaces any prior plan or authorization. The repurchase plan does not obligate the Company to repurchase any specific number of shares and may be suspended at any time at management's discretion. Amounts not purchased under the repurchase plan represent shares surrendered to the Company to pay withholding taxes due upon the vesting of restricted stock. On October 27, 2011, the Company announced a new repurchase plan of up to $200 million, which may be suspended or discontinued in management’s discretion.  This new repurchase plan replaced the repurchase plan announced on November 3, 2008.

(2)	Represented amount available as of September 30, 2011 for repurchase under the repurchase plan that expired on October 30, 2011.

Item 6. Exhibits

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

Exhibit 31.1	Certification of Chief Executive Officer Pursuant To Rule 13a-14 or 15d-14 of The Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Pursuant To Rule 13a-14 or 15d-14 of The Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Iconix Brand Group, Inc.
(Registrant)

Date: November 4, 2011	/s/ Neil Cole
Neil Cole
Chairman of the Board, President
and Chief Executive Officer
(on Behalf of the Registrant)

Date: November 4, 2011	/s/ Warren Clamen
Warren Clamen
Executive Vice President
and Chief Financial Officer