Form 10-K
period 2011-12-31
ICONIX BRAND GROUP, INC.
filed 2012-02-29
CIK 857737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of the close of business on June 30, 2011 was approximately $1,766.0 million. As of February 22, 2012, 72,518,775 shares of the registrant's Common Stock, par value $.001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant’s proxy statement for its annual meeting of stockholders to be held in 2012 are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K

ICONIX BRAND GROUP, INC. -FORM 10-K

Unless the context requires otherwise, references in this Form 10-K to the “Company”, “Iconix”, “we”, “us”, “our”, or similar pronouns refer to Iconix Brand Group, Inc. and its consolidated subsidiaries, including: IP Holdings LLC, which is referred to as IP Holdings; Bright Star Footwear LLC, which is referred to as Bright Star; Badgley Mischka Licensing LLC, which is referred to as Badgley Mischka Licensing; Mossimo Holdings LLC, which is referred to as Mossimo Holdings; OP Holdings LLC, which is referred to as OP Holdings; Studio IP Holdings LLC, which is referred to as Studio IP Holdings; Official-Pillowtex LLC, which is referred to as Official-Pillowtex or Pillowtex; Scion LLC, which is referred to as Scion; Artful Holdings LLC, which is referred to as Artful Holdings; IP Holdings Unltd LLC, which is referred to as IPH Unltd; Peanuts Holdings LLC, which is referred to as Peanuts Holdings; Peanuts Worldwide LLC, which is referred to as Peanuts Worldwide; Hardy Way LLC, which is referred to as Hardy Way; ZY Holdings LLC, which is referred to as ZY Holdings; Sharper Image Holdings LLC, which is referred to as Sharper Image Holdings; and OP Japan Holdings Limited, which is referred to as OP Japan.  Joint ventures not subject to consolidation and referred to in the Form 10-K include: Iconix China Holdings Limited, which is which is referred to as Iconix China; Iconix Latin America LLC, which is which is referred to as Iconix Latin America; Iconix Europe LLC, which is referred to as Iconix Europe; and MG Icon LLC, which is referred to as MG Icon.

PART I

Item 1. Business

General

The Company is a brand management company engaged in licensing, marketing and providing trend direction for a portfolio of consumer brands. The Company is the owner of the following brands through its wholly-owned subsidiaries: Candie's®, Bongo®, Badgley Mischka®, Joe Boxer®, Rampage®, Mudd®, London Fog®, Mossimo®, Ocean Pacific®/OP®, Danskin®/Danskin Now®, Rocawear®, Cannon®, Royal Velvet®, Fieldcrest®, Charisma®, Starter®, Waverly®, Zoo York® and Sharper Image®, which it licenses directly to leading retailers (herein referred to as direct-to-retail), wholesalers and suppliers for use across a wide range of product categories, including apparel, footwear, sportswear, fashion accessories, home products and decor, beauty and fragrance, and, in the case of Sharper Image brand, consumer electronics and novelty products. In addition, Scion, a joint venture in which the Company has a 50% investment, owns the Artful Dodger® brand; Hardy Way, a joint venture in which the Company has an 85% investment, owns the Ed Hardy® brand; IPH Unltd, a joint venture in which the Company has a 51% investment, owns the Ecko® portfolio of brands; MG Icon, a joint venture in which the Company has a 50% investment, owns the Material Girl™ and Truth or Dare™ brands; and Peanuts Holdings, a joint venture in which the Company has an 80% investment, owns the Peanuts® brand and characters through its wholly-owned subsidiary Peanuts Worldwide.  Products bearing the Company’s brands are sold across a variety of distribution channels through direct-to-retail and wholesale licenses, from the mass tier to the luxury market. The Company supports its brands with innovative advertising and promotional campaigns designed to increase brand awareness, and provides its licensees with coordinated trend direction to enhance product appeal and help maintain and build brand integrity.

The Company has a business strategy designed to maximize the value of its brands by entering into strategic licenses with licensees that have the responsibility for designing, manufacturing and distributing the licensed products.  Licensees are selected based upon the Company's belief that they will be able to produce and sell quality products in the categories of their specific expertise and that they are capable of exceeding minimum sales targets and royalties that the Company generally requires.

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

In addition, the Company also seeks to monetize its brands through international licenses, partnerships and other arrangements, such as joint ventures.  Since September 2008 the Company has established the following international joint ventures: Iconix China, Iconix Latin America, Iconix Europe and OP Japan.

The Company also continues to arrange, as agent, through its wholly-owned subsidiary, Bright Star, for the manufacture of footwear products for mass market and discount retailers under their private label brands. Bright Star has no inventory and earns commissions on sales.

Since October 2004, the Company has acquired the following brands:

Date acquired	Brand
October 2004	Badgley Mischka
July 2005	Joe Boxer
September 2005	Rampage
April 2006	Mudd
August 2006	London Fog
October 2006	Mossimo
November 2006	Ocean Pacific/OP
March 2007	Danskin
March 2007	Rocawear
October 2007	Official-Pillowtex brands (Cannon, Royal Velvet, Fieldcrest and Charisma)
December 2007	Starter
October 2008	Waverly
July 2011 [1]	Zoo York
October 2011	Sharper Image

In addition to the acquisitions above, the Company has acquired ownership interests in the following brands through its investments in joint ventures:

Date Acquired/Invested	Brand	Investment / Joint Venture	Iconix's Interest
November 2007	Artful Dodger	Scion	50%
May 2009, April 2011	Ed Hardy	Hardy Way	85%
October 2009	Ecko and Zoo York[1]	IPH Unltd	51%
March 2010	Material Girl and Truth or Dare	MG Icon	50%
June 2010	Peanuts	Peanuts Holdings	80%

1 In July 2011, the Company, through its wholly-owned subsidiary ZY Holdings, purchased the Zoo York brand and related assets from its IPH Unltd joint venture, increasing its effective ownership in the Zoo York brand from 51% to 100%.

Further, the Company formed the following joint ventures to develop and market the brands in specific international markets, herein collectively referred to as the Company’s “International Joint Ventures”:

Date Created	Investment / Joint Venture	Iconix's Interest
September 2008	Iconix China	50%
December 2008	Iconix Latin America	50%
December 2009	Iconix Europe	50%
December 2011	OP Japan	55%

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

Excluding the territories covered by our International Joint Ventures (see below for further details on the International Joint Ventures), the Company’s brands and their associated registered trademarks are owned by the Company through the following wholly-owned subsidiaries:

Wholly-Owned Subsidiary	Brands/Registered Trademarks
IP Holdings	Candie's®, Bongo®, Joe Boxer®, Rampage®, Mudd® and London Fog®
Badgley Mischka Licensing	Badgley Mischka®
Mossimo Holdings	Mossimo®
OP Holdings	Ocean Pacific® and OP®
Studio IP Holdings	Danskin®, Danskin Now®, Rocawear®, Starter® and Waverly®
Official-Pillowtex	Fieldcrest®, Royal Velvet®, Cannon® and Charisma®
ZY Holdings	Zoo York®
Sharper Image Holdings	Sharper Image®

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

As of December 31, 2011, the combined brand portfolio of the Company and its joint ventures consisted of the following iconic consumer brands:

Candie’s. Candie’s is known primarily as a junior lifestyle brand, with products in the footwear, apparel and accessories categories, and has achieved brand recognition for its flirty and fun image and affiliations with celebrity spokespeople. The Company purchased the brand from a predecessor company in 1993, making it the Company’s longest held trademark. The primary licensee for Candie’s is Kohl’s Department Stores, Inc., herein referred to as Kohl’s, which commenced the roll out of the brand in July 2005 in all of its stores in the United States with a multi-category line of Candie’s lifestyle products, including sportswear, denim, footwear, handbags, intimate apparel, children’s apparel, fragrance and home accessories. Candie’s shop-in-shops are in all Kohl’s stores, creating a brand specific shopping experience.  The Candie’s brand is also sold through Candie’s retail stores being developed in Greater China through our Iconix China joint venture and is also licensed in South Korea and the Philippines. Celebrity spokespeople for the Candie’s brand over the past two decades have included Jenny McCarthy, Destiny’s Child, Kelly Clarkson, Hilary Duff, Fergie, Hayden Panetierre, Britney Spears, Vanessa Hudgens and currently Lea Michelle from the highly acclaimed television show Glee on Fox Network.

Bongo. The Bongo brand is positioned as a California lifestyle brand, with a broad range of women’s and children’s casual apparel and accessories, including denim, sportswear, eyewear, footwear and watches. The brand was established in 1982 and was purchased by the Company in 1998. In February 2010, the Company signed an exclusive direct-to-retail license agreement with Kmart Corporation, a wholly-owned subsidiary of Sears Holding Corporation (herein referred to as Kmart/Sears), for the brand in the United States covering apparel, accessories and other categories. The Bongo brand is also licensed in various categories in Latin America and Canada. Celebrity spokespeople for the Bongo brand have included Liv Tyler, Rachel Bilson, Nicole Richie, Vanessa Minnillo, Kim Kardashian, Jesse McCartney, Audrina Patridge, and currently, Lucy Hale and Ashley Benson from the television show Pretty Little Liars on the ABC Family Network.

Badgley Mischka. The Badgley Mischka brand is known as one of the premiere couture eveningwear brands. The brand was established in 1988 and was acquired by the Company in October 2004. Badgley Mischka products are sold in the United States through luxury department and specialty stores, including Bergdorf Goodman, Neiman Marcus and Saks Fifth Avenue, with its largest retail categories being women’s apparel, footwear, handbags and other accessories. Badgley Mischka products are distributed internationally, primarily by our licensees based in the United States and, also, through Badgley Mischka retail stores being developed in Greater China through our Iconix China joint venture. Badgley Mischka designs have been worn by such celebrities as Angelina Jolie, Catherine Zeta Jones, Halle Berry, Kate Winslet, Ashley and Mary Kate Olsen, Teri Hatcher, Eva Longoria, Carrie Underwood, Lauren Hutton, Angelica Huston and Brooke Shields and, most recently, Rumer Willis.

Joe Boxer. Joe Boxer is a highly recognized underwear, sleepwear and loungewear brand known for its irreverent and humorous image and provocative promotional events. The brand was established in 1985 and was acquired by the Company in July 2005. Since August 2001, Kmart/Sears has held the exclusive license for the brand in the United States covering apparel, fashion accessories and home products for men, women, teens and children. In September 2006, the Company expanded the license with Kmart/Sears to extend the brand into all Sears stores. The brand is also licensed in Mexico, Europe, Latin America, Singapore, Malaysia and the Middle East.

Rampage. Rampage was established in 1982 and is known as a contemporary/junior women’s sportswear brand. The brand was acquired by the Company in September 2005. Rampage products are sold through better department stores such as Macy’s, with the largest retail categories being sportswear, footwear, intimate apparel and swimwear. The brand is also licensed in Canada, Latin America, South Korea, Thailand and the Middle East. Supermodels Petra Nemcova, Gisele Bundchen and Bar Rafaeli have previously been the spokespersons for the Rampage brand and have modeled for its campaigns in past seasons.  Currently, the spokesperson for the brand is 2011 Sports Illustrated Swimsuit edition cover girl, Irina Shayk.

Mudd. Mudd is a highly recognizable junior lifestyle brand, particularly in the denim, footwear and accessories categories. It was established in 1995 and acquired by the Company in April 2006. In November 2008, the Company entered into a multi-year licensing agreement with Kohl’s under which Kohl’s became the exclusive retailer in the United States for apparel, footwear, fashion accessories and jewelry.  The brand was launched at Kohl’s in July 2009 and is currently sold in all Kohl’s stores in over 25 categories.  The brand is also being developed internationally through our joint ventures.

London Fog. London Fog is a classic brand known worldwide for its outerwear, cold weather accessories, umbrellas, luggage and travel products. The brand was established over 80 years ago and was acquired by the Company in August 2006. The brand is sold in a variety of categories through wholesale licenses in the United States, primarily through the department store channel. Further, the Company has a direct-to-retail license agreement for London Fog with Hudson’s Bay Corporation in Canada, covering apparel, accessories and lifestyle products and the brand has also been licensed in South Korea and Mexico.  In recent years, the celebrity spokesperson for the brand was Christina Hendricks, and currently the spokesperson is reality television star Nicole Scherzinger.

Mossimo. Mossimo is known as a contemporary, active and youthful lifestyle brand and is one of the largest apparel brands in the United States. The brand was established in 1986 and acquired by the Company in October 2006. Since 2000, Target Corporation, herein referred to as Target, has held the exclusive Mossimo license in the United States, covering apparel products for men, women and children, including casual sportswear, denim, swimwear, bodywear, watches, handbags and other fashion accessories. The brand is also licensed on a direct-to-retail basis to Falabella Retail S.A. in Argentina, Columbia, Chile and Peru and to licensees in Australia, New Zealand, Latin America, India and Japan.

Ocean Pacific/OP. Ocean Pacific and OP are global action-sports lifestyle apparel brands which trace their heritage to Ocean Pacific’s roots as a 1960’s surfboard label. The Company acquired the Ocean Pacific brands in November 2006 at which time it assumed 15 domestic licenses covering such product categories as footwear, sunglasses, kids’ apparel and fragrance. In 2008, the OP business in the United States was converted to a direct-to-retail license with Wal-Mart Stores, Inc., herein referred to as Wal-Mart. In Spring 2008, OP launched exclusively in select Wal-Mart stores in the United States, and was expanded to all stores in 2009. Currently the brand is distributed by Wal-Mart in the United States, Canada, Mexico and Argentina, and through licensees in Europe, the Middle East and Chile.  In addition, the brand is licensed in Japan and its surrounding territories through our OP Japan joint venture.

Danskin. Danskin, the Company’s oldest brand, is a 126 year-old iconic brand of women's activewear, legwear, dancewear, yoga apparel and fitness equipment, which the Company acquired in March 2007.  The primary license for the Danskin brand is a direct-to-retail license with Wal-Mart for Danskin Now covering a wide range of women’s and girl’s apparel, footwear, accessories and fitness equipment.  The Danskin Now brand is sold through all Wal-Mart stores in the United States and Canada. In addition, the Danskin brand continues to be sold through better department, mid-tier, specialty and sporting goods stores, as well as through Danskin.com. The Danskin brand is also licensed for fitness and exercise equipment in Canada, Mexico, South Africa, Australia, New Zealand and the United Kingdom. During 2011, the Company launched a national campaign titled the Danskin "Move for Change", a goodwill initiative dedicated to the health and wellness of women and children, featuring actress, singer and author, Hilary Duff, actress and author, Jenny McCarthy, TV personality, Padma Lakshmi and supermodel and actress, Christie Brinkley. This initiative was created to continually support organizations and programs that research, foster and fund women and children's health initiatives.

Rocawear. Rocawear is a leading urban lifestyle apparel brand established by Shawn “Jay-Z” Carter and his partners in 1999. The Company acquired the Rocawear brand in March 2007. The Rocawear brand is currently licensed in the United States in a variety of categories, including men’s, women’s and kids’ apparel, outerwear, footwear, jewelry, handbags and fragrance. Rocawear products are sold primarily through department and specialty stores. In addition, the brand is sold through Rocawear retail stores in Greater China and has also been licensed in Canada, Mexico, Brazil, Europe, Japan and the Middle East.  The founder, Jay-Z, remains involved with the brand as an owner of the core menswear licensee, and serves as an endorser of the brand through an endorsement and services agreement which continues through December 31, 2014.  Jay-Z is featured in the current advertising campaign.

Cannon. Cannon is one of the most recognizable brands in home textiles with a strong heritage and history and is known as the first textile brand to sew logos onto products. When the Company acquired Cannon, it was distributed in over 1,000 regional department stores, including Meijer, ShopKo, Mervyn’s and Steinmart, as well as in Wal-Mart and Costco Wholesale Corporation, herein referred to as Costco. In February 2008, the Company signed a direct-to-retail license with Kmart/Sears for Cannon to be sold exclusively in the United States and Canada in both Kmart and Sears stores in multiple categories. In addition, the brand is licensed in Latin America, the Middle East, Greece and parts of Southeast Asia. Cannon was established in 1887, making it the Company’s third oldest brand.

Royal Velvet. Royal Velvet is a distinctive luxury home textile brand that strives to deliver the highest quality to consumers.  Royal Velvet products include towels, sheets, rugs and shams.  The Royal Velvet towel has been an industry standard since 1954. In April 2011, the Company entered into a direct-to-retail license with JC Penney Corporation, Inc., herein referred to as JC Penney, for the Royal Velvet brand to be sold exclusively in JC Penney stores in the United States commencing in February 2012. Also commencing in 2012, the Royal Velvet brand will be sold through Royal Velvet retail stores being developed in Greater China through our Iconix China joint venture. In addition, the brand has been licensed in the Middle East and Mexico. In the past, celebrity spokespeople for the advertising campaign have included Brooke Shields and her family.

Fieldcrest. Fieldcrest is a brand known for quality bed and bath textiles that are classic in style. Since 2005, the Fieldcrest brand has been licensed exclusively to Target in the United States. During 2009, the brand was re-positioned within Target as its luxury home brand. The brand is also licensed in Canada, the Middle East, Latin America, Greece, Thailand, New Zealand and South Korea. The Fieldcrest brand was created in 1883, making it the Company’s second oldest brand.

Charisma. Charisma home textiles were introduced in the 1970's and are known for their quality materials and classic designs.  In February 2009, the Company signed a direct-to-retail license with Costco for certain Charisma products to be sold in Costco stores and on costco.com in the United States and other countries.  The brand is also licensed in the United States and Canada for distribution through better department stores such as Bloomingdales.  In addition, the brand is licensed in Australia and New Zealand. In the past, celebrity spokespeople for the advertising campaign have included Jason Lewis, and, most recently, Gabriel Aubry.

Starter.  Starter, founded in 1971, is one of the original brands in licensed team sports merchandise and is a highly recognized brand of athletic apparel and footwear. The Company acquired Starter in December 2007.  At the time of the acquisition, the brand was distributed in the United States primarily at Wal-Mart through a number of different wholesale licensees. In July 2008, the brand was licensed to Wal-Mart on a direct-to-retail basis. The Starter brand is sold through all Wal-Mart stores in the United States and Canada. In addition, the brand is licensed in Europe, Australia, New Zealand, South Korea and Japan.

Waverly. Founded in 1923, Waverly is a premier home fashion and lifestyle brand and one of the most recognized names in home decor. Waverly has a direct-to-retail agreement in the United States with Lowe’s Companies, Inc. for Waverly Home Classics for a variety of select home furnishings.  Waverly also has licenses in the United States for products including fabric, window treatments and bedding that are sold through retailers such as Jo-Ann’s and JC Penney as well as interior design rooms.  The Waverly brand is also licensed in a number of international territories, including Canada, Mexico, Europe, Australia, the Philippines, the Middle East and parts of Southeast Asia.

Zoo York.  Zoo York is an East Coast based action lifestyle brand, named for the graffiti-art infused counterculture of 1970’s New York City.  Zoo York has licenses with wholesalers covering a variety of products, including men’s, women’s and kids’ apparel and footwear.  In December 2009, the brand was licensed to Li & Fung USA for the core men’s apparel category for an initial term of five years continuing through December 31, 2015.  The brand is also licensed in Canada, Europe, Latin America, Japan, Australia, New Zealand, South Korea, South Africa, the Middle East and parts of Southeast Asia.

Sharper Image. Founded in 1977, Sharper Image is a respected brand in the consumer electronics industry and is best known for its innovative home products. Our licenses for Sharper Image cover a variety of products, including audio and video electronics, travel gear, personal home products, kitchen and bath accessories, massage products, air purification products and giftables, and in territories including the United States, Europe, Canada, Mexico, Latin America, Japan, Turkey and the Middle East.

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

Hardy Way

In May 2009, the Company acquired a 50% interest in Hardy Way, the owner of the Ed Hardy brand and trademarks. In April 2011, the Company made an additional investment in Hardy Way which increased its ownership interest to 85%. Don Ed Hardy and his artwork date back to 1967 when he transformed the tattoo business into an artistic medium. He began licensing his name and artwork for apparel in 2003 and today the Ed Hardy brand is recognized by its tattoo inspired lifestyle products. The brand is licensed to wholesalers in the United States and elsewhere throughout the world in numerous categories, including men’s, women’s and kids apparel, footwear, handbags, fragrance, cosmetics and other consumer products.

IPH Unltd

In October 2009, the Company, through the then newly formed joint venture company IPH Unltd, acquired a 51% controlling stake in the Ecko and Zoo York portfolio of brands. In July 2011, the Company, through its wholly-owned subsidiary ZY Holdings, purchased the Zoo York brand and related assets from its IPH Unltd joint venture, increasing its effective ownership in the Zoo York brand from 51% to 100%. Founded in 1993, Ecko and its various diffusion brands (e.g. Ecko Unltd, Ecko Red, Marc Ecko, among others) are marketed and sold to consumers in lifestyle categories, including active-athletic, streetwear, collegiate/preppy and denim fashion. Licenses for Ecko products in the United States cover a variety of categories, including men’s, women’s and kids’ apparel, outerwear, underwear and footwear. Ecko products are sold primarily through better department and specialty stores as well as freestanding Ecko retail scores. The Ecko brands are also licensed to wholesale licensees in Japan, Latin America, Australia, India, South Africa and other countries throughout the world.

MG Icon

MG Icon was formed by the Company with Madonna and Guy Oseary in March 2010 to buy, create, develop and license brands across a spectrum of consumer product categories, with Madonna serving as the creative director.  Concurrent with the formation of this joint venture, MG Icon entered into a direct-to-retail license with Macy’s Retail Holdings, Inc. covering a wide array of consumer categories for MG Icon’s Material Girl brand in Macy’s stores.  In November 2011, MG Icon announced its second brand, Truth or Dare, which will launch worldwide in 2012 with a new fragrance, Truth or Dare by Madonna.

Peanuts Worldwide

In June 2010, the Company, through its wholly-owned subsidiary Icon Entertainment LLC, acquired an 80% controlling stake in Peanuts Holdings, which, through its wholly-owned subsidiary, Peanuts Worldwide, owns and manages the Peanuts brands and characters, including Snoopy, Charlie Brown, Lucy, Linus, Peppermint Patty, Sally, Schroeder, Pig-Pen and Woodstock.  The Company’s 20% partner in Peanuts Holdings is the family of Charles Schulz, the creator of the Peanuts brand and characters.  Peanuts has a strong diversified global licensing platform with over 1,000 licensing agreements including relationships with MetLife, ABC Network, Hallmark, Universal Studios, Warner Bros., Cedar Fair, H&M, Benetton, Old Navy, CVS and Walgreens. The Peanuts brand is licensed in over 40 countries.

International Joint Ventures

Iconix China

In September 2008, the Company and Novel Fashions Holdings Limited, herein referred to as Novel, formed a joint venture, Iconix China, to develop, exploit and market the Company's brands in the People’s Republic of China, Hong Kong, Macau and Taiwan, herein referred to as the China territory.  Iconix China seeks to maximize brand monetization through investment, whereby Iconix China receives a minority equity stake in local operating companies in exchange for the rights to one or more of the Company’s brands in the China territory and brand management support.  Since September 2008, Iconix China has completed five separate investments for the Rampage, London Fog, Rocawear, Badgley Mischka and Candie’s brands. In December 2011, Iconix China completed its first monetization through the initial public offering of China Outfitters Holdings Limited, herein referred to as China Outfitters. Iconix China had initially received a minority equity stake in a subsidiary of China Outfitters in exchange for the contribution of its rights to the London Fog brand in the China territory.

Iconix Latin America

In December 2008, the Company contributed substantially all rights to its wholly-owned brands in Mexico, Central America, South America, and the Caribbean, herein referred to as the Latin America territory, to Iconix Latin America, a then newly formed wholly-owned subsidiary.  Also in December 2008 and shortly after the formation of Iconix Latin America, New Brands America LLC, herein referred to as New Brands, an affiliate of the Falic Group, purchased a 50% interest in Iconix Latin America, to assist the Company in developing, exploiting, marketing and licensing the Company's brands in the Latin America territory.  Since 2008, the Company has contributed to Iconix Latin America certain rights with respect to the following additional brands in the Latin America territory: Ed Hardy, Ecko and Zoo York.

Iconix Europe

In December 2009, the Company contributed substantially all rights to its wholly-owned brands in all member states and candidate states of the European Union, and certain other European countries, herein referred to as the European territory, to Iconix Europe, a then newly formed wholly-owned subsidiary of the Company.  Also, in December 2009 and shortly after the formation of Iconix Europe, an investment group led by The Licensing Company and Albion Equity Partners LLC, purchased a 50% interest in Iconix Europe through Brand Investments Vehicle Group 3 Limited to assist the Company in developing, exploiting, marketing and licensing the Company's brands in the European territory.

OP Japan

In November 2011, the Company contributed substantially all rights to the Ocean Pacific and OP brand in Japan, Singapore, Malaysia, Indonesia and certain other countries in Asia, herein referred to as the OP Japan territory, to OP Japan, a then newly formed subsidiary of the Company.  On November 28, 2011, Itochu Corporation, herein referred to as Itochu, purchased a 45% interest in OP Japan to assist the Company in developing, exploiting, marketing and licensing the Company's brands in the OP Japan Territory.  In conjunction with this transaction, Itochu entered into a master license agreement with OP Japan for the OP Japan territory. In addition, the purchase agreement for the transaction includes certain “put” and “call” rights pursuant to which, commencing on the first anniversary of the closing of the transaction, Itochu will have the right to purchase, or the Company will have the right to require Itochu to purchase, the Company’s 55% interest in OP Japan.

Other

Bright Star

Bright Star provides design direction and arranges for the manufacturing and distribution of men’s private label footwear products primarily for Wal-Mart under its private labels. Bright Star acts solely as an agent and never assumes ownership of the goods. For each of the years ended December 31, 2011, 2010 and 2009 Bright Star’s agency commissions represented less than 1% of the Company’s revenues.

Licensing and other relationships

The Company's business strategy is to maximize the value of its brands by entering into strategic licenses with licensees who have the responsibility for manufacturing and selling the licensed products. The Company licenses its brands with respect to a broad range of products, including apparel, footwear, fashion accessories, sportswear, home products and décor, and beauty and fragrance, and in the case of its Sharper Image brand, consumer electronics and novelty products. The Company seeks licensees with the ability to produce and sell quality products in their licensed categories and the demonstrated ability to meet and exceed minimum sales thresholds and royalty payments to the Company.

The Company maintains direct-to-retail and traditional wholesale licenses. Typically, in a direct-to-retail license, the Company grants exclusive rights to one of its brands to a single national retailer for a broad range of product categories. For example, the Candie’s brand is licensed exclusively to Kohl’s in the United States across a variety of product categories. Direct-to-retail licenses provide retailers with proprietary rights to national brands and favorable economics. Proprietary brands also typically receive greater support from retailers, including premium shelf space and strong in-store presentations.  In a traditional wholesale license, the Company grants rights to a single or small group of related product categories to a wholesale supplier, who is permitted to sell licensed products to multiple stores within an approved channel of distribution. For example, the Company licenses the Rocawear brand to numerous wholesale suppliers for products ranging from footwear and apparel to handbags and fragrances, for sale and distribution primarily to department and specialty stores.

Each of the Company’s licenses has a stipulated territory or territories, as well as distribution channels in which the licensed products may be sold. Currently, most of the Company’s revenues are from domestic based licenses, but the Company also seeks to monetize its trademarks internationally through licenses, partnerships, and other arrangements, such as joint ventures.  Since 2008, the Company entered into four international joint ventures.  For further information, see above for discussion on Iconix China, Iconix Latin America, Iconix Europe and OP Japan.

The Company's licenses typically require the licensee to pay the Company royalties based upon net sales with guaranteed minimum royalties in the event that net sales do not reach certain specified targets. The Company's licenses also typically require the licensees to pay to the Company certain minimum amounts for the advertising and marketing of the respective licensed brands. As of January 1, 2012 the Company and its joint ventures had a contractual right to receive over $700 million of aggregate minimum royalty revenue through the balance of all of their current licenses, excluding any renewals.

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

For the year ended December 31, 2011, the Company’s largest direct-to-retail licenses were with Wal-Mart for the OP, Starter and Danskin brands, Target for the Mossimo brand, Kohl’s for the Candie’s brand and Sears/Kmart for the Joe Boxer brand, which collectively represented approximately 29% of total revenue for the period.  The Company’s largest wholesale licensee was Li & Fung USA for Rocawear, Ecko, Zoo York and Peanuts children and junior sportswear, and Royal Velvet and Cannon home furnishings, which collectively represented approximately 10% of total revenue for the period.

Key direct-to-retail licenses

Wal-Mart licenses

Revenue generated by the Company’s three licenses with Wal-Mart, accounted for 17%, 21% and 23% of the Company’s revenue for the years ended December 31, 2011 (“FY 2011”), December 31, 2010 (“FY 2010”) and December 31, 2009 (“FY 2009”), respectively.  The following is a description of these licenses:

Danskin Now.  As part of the Danskin brand acquisition in March 2007, the Company acquired a license with Wal-Mart, which commenced in 2003.   Pursuant to the license, Wal-Mart was granted the exclusive right to manufacture, market and sell through Wal-Mart stores a broad range of active apparel and related products under the Danskin Now trademark.  In July 2008, the Company entered into a new license agreement with Wal-Mart for an initial term beginning January 1, 2009 and continuing through December 31, 2010 pursuant to which Wal-Mart was granted the exclusive license to sell Danskin Now products in the United States, Canada and parts of South and Central America. During 2010 Wal-Mart exercised its option to renew the license through December 31, 2012. The license is subject to Wal-Mart’s option to renew for up to two additional two year terms, each contingent on Wal-Mart meeting specified performance and minimum sales standards. The license also provides for guaranteed annual minimum royalties that Wal-Mart is obligated to pay the Company for each contract year.

Ocean Pacific/OP.  In August 2007, the Company entered into an exclusive license agreement with Wal-Mart granting Wal-Mart the right to design, manufacture, sell and distribute a broad range of apparel and accessories under the Ocean Pacific/OP marks in the United States, Canada and Mexico. During 2011 Wal-Mart exercised its option to renew the license through June 30, 2013. The license is subject to Wal-Mart’s option to renew for up to two additional two year terms, each contingent on Wal-Mart meeting specified performance and minimum sales standards. The license also provides for guaranteed annual minimum royalties that Wal-Mart is obligated to pay the Company for each contract year.

Starter.  In December 2007, the Company entered into a license agreement with Wal-Mart granting Wal-Mart the exclusive right to design, manufacture, sell and distribute a broad range of apparel and accessories under the Starter trademark in the United States, Canada and Mexico. The initial term of this license expires on December 31, 2013, subject to Wal-Mart’s option to renew for up to three additional consecutive terms of five years, each contingent on Wal-Mart meeting specified performance and minimum sales standards.  The license also provides for guaranteed minimum royalties that Wal-Mart is obligated to pay the Company for each contract year.

Target licenses

Revenue generated by the Company’s three licenses with Target, accounted for 6%, 7% and 10% of the Company’s revenue for FY 2011, FY 2010 and FY 2009, respectively.  The following is a description of these licenses:

Mossimo.  As part of the Company's acquisition of the Mossimo trademarks in October 2006, the Company acquired the license with Target, which was originally signed in 2000 and was subsequently amended and restated in March 2006. Pursuant to this license, Target has the exclusive right to produce and distribute substantially all Mossimo-branded products sold in the United States, its territories and possessions through Target retail stores. In March 2011, Target renewed the license through January 31, 2014. If Target is current with payments of its obligations under the license, Target has the right to renew the license on the same terms and conditions for successive additional terms of two years each. The license also provides for guaranteed annual minimum royalties that Target is obligated to pay the Company for each contract year.

Fieldcrest.  As part of the Company's acquisition of Official-Pillowtex in October 2007, the Company acquired the license with Target for the Fieldcrest brand, which commenced in March 2004. Pursuant to this license, Target has the exclusive right to produce and distribute substantially all Fieldcrest-branded home furnishing products sold in the United States through Target retail stores. In November 2009, Target renewed the license for an additional five year period, expiring January 31, 2015. The license also provides for guaranteed annual minimum royalties that Target is obligated to pay the Company for each contract year.

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

Kohl’s licenses

Revenue generated by the Company’s two licenses with Kohl’s, accounted for 6%, 6%, and 8% of the Company’s revenue for FY 2011, FY 2010 and FY 2009, respectively.  The following is a description of these licenses:

Candie’s.  In December 2004, the Company entered into a license agreement with Kohl’s for an initial term of five years continuing through January 29, 2011. In November 2009, the license agreement was amended to extend the term for an additional five year period expiring on January 26, 2016. Pursuant to this license, Kohl’s has the exclusive right to design, manufacture, sell and distribute a broad range of products under the Candie’s trademark, including women’s, juniors’ and children’s apparel, footwear and accessories (except prescription eyewear), beauty and personal care products, home accessories and electronics. Kohl’s has the option to renew the license for up to two additional consecutive terms of five years contingent on Kohl's meeting specified performance and minimum sale standards. The agreement also provides for guaranteed minimum royalties and advertising payments that Kohl’s is obligated to pay the Company for each contract year.

Mudd.  In November 2008, the Company entered into a license agreement with Kohl’s granting Kohl’s the exclusive right to design, manufacture, sell and distribute a broad range of Mudd-branded apparel and accessories in the United States and its territories. The initial term of this license expires on January 31, 2015, subject to Kohl’s option to renew for up to three additional consecutive terms of five years.  The agreement also provides for guaranteed minimum royalties that Kohl’s is obligated to pay the Company for each contract year.

Kmart/Sears licenses

Revenue generated by the Company’s three licenses with Kmart/Sears, accounted for 5%, 5% and 6% of the Company’s revenue for 2011, 2010 and 2009, respectively.  The following is a description of these licenses:

Joe Boxer.  As part of the Company's acquisition of Joe Boxer in July 2005, the Company acquired the license with Kmart/Sears, which commenced in August 2001, pursuant to which Kmart/Sears was granted the exclusive right to manufacture, market and sell through Kmart stores located in the United States and its territories a broad range of products under the Joe Boxer trademark, including men’s, women’s and children’s underwear, apparel, apparel-related accessories, footwear and home products, for an initial term continuing through December 2007.

In September 2006, the Company entered into a new license with Kmart/Sears that extended the initial term through December 31, 2010.  In June 2010, the license was renewed by Kmart/Sears for an additional five year term continuing through December 31, 2015 and Kmart/Sears has options to renew the license for up to three additional terms of five years. This license also provides for guaranteed annual minimum royalties and provides for the expansion of Joe Boxer’s distribution into Sears stores.

Cannon.  In February 2008, the Company entered into a license agreement with Kmart/Sears granting Kmart/Sears the exclusive right to design, manufacture, sell and distribute a broad range of home furnishings under the Cannon trademark in the United States and Canada. The initial term of this license continues through February 1, 2014, subject to Kmart/Sears’s option to renew for up to three additional consecutive terms of five years, each contingent on Kmart/Sears meeting specified performance and minimum sale standards.  The agreement also provides for guaranteed minimum royalties that Kmart/Sears is obligated to pay the Company for each contract year.  The Cannon brand was fully launched in both Kmart and Sears stores in the Company’s third fiscal quarter of 2009.

Bongo.  In February 2010, the Company entered into a license agreement with Kmart/Sears granting Kmart/Sears the exclusive right to design, manufacture, sell and distribute a broad range of apparel, accessories and other categories under the Bongo trademark in the United States and its territories. The initial term of this license expires on February 1, 2016.  The agreement also provides for guaranteed minimum royalties that Kmart/Sears is obligated to pay the Company for each contract year.  The Bongo brand was fully launched in Sears stores during the Fall 2010.

Key wholesale licenses

Li & Fung USA and affiliate licenses

Total revenue generated from these licenses with Li & Fung USA and its affiliates accounted for 10%, 12% and 13% of the Company’s overall revenue in FY 2011, FY 2010 and FY 2009, respectively.

As part of the Company's acquisition of Official-Pillowtex in October 2007, the Company acquired licenses with Li & Fung USA for the Royal Velvet and Cannon brands. Pursuant to these licenses, as amended, Li & Fung USA has the exclusive right to produce and distribute Cannon branded home furnishing products in certain countries outside of the United States and Canada for an initital term continuing through December 31, 2013 and held the worldwide right to produce and distribute home furnishing products under the Royal Velvet marks for an initial term which expired on December 31, 2011, pursuant to an early termination agreement.

During 2009, Li & Fung USA, through its acquisition of Wear Me LLC, acquired the rights to certain exclusive licenses for our Rocawear, Ecko and Zoo York brands.  The current terms of the Rocawear and Ecko licenses each expire on December 31, 2013; and the current term of the Zoo York license expires on December 31, 2014.

Li & Fung USA also has the rights to produce Peanuts branded apparel in the United States and Canada for a current term continuing through December 31, 2013.

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

The Company’s advertising expenditures for each of its brands are dedicated largely to crafting and developing creative advertising concepts, reaching appropriate arrangements with spokespeople, advertisements in magazines and trade publications, running internet advertisements and promoting public relations events, securing product placements and developing sweepstakes and media contests often featuring personal appearances and concerts. The advertisements for the Company’s various brands have appeared in fashion magazines such as Cosmopolitan, Elle, InStyle, Seventeen and Teen Vogue, as well as in popular lifestyle and entertainment magazines such as People, Us Weekly and In Touch, in newspapers and on outdoor billboards. The Company also has used television commercials to promote certain of its brands, partnering with licensees to create and air commercials that will generate excitement for its brands with consumers. Further, the Company markets certain of its brands online, through social media sites such as Facebook®, as well as through various blogs, e-mail blasts, banner advertisements, online sweepstakes and gift with purchase programs.  The Company maintains a website (www.iconixbrand.com) to further market its brands. In addition, the Company has established an intranet for approved vendors and service providers who can access additional materials and download them through a secure network. The Company also maintains, in some cases through its licensees, separate, dedicated sites for its brands.

Many of the Company’s license agreements require the payment of an advertising royalty by the licensee, and in certain cases, the Company’s licensees are required to supplement the marketing of the Company’s brands by performing additional advertising through trade, cooperative or other sources.

The Company has organized its brand management and marketing functions to foster its ability to develop innovative and creative marketing and brand support for its brands. This structure can be leveraged to support future acquisitions with limited growth in expense. Typically, each brand is staffed with a brand manager who is supported by a fashion and product development team and who works closely with the creative and graphic groups in the marketing department. Although each brand’s creative direction and image is developed independently, the creative team meets together on a regular basis to share ideas that might work across multiple or all brands. Licensees are provided information both through group meetings and individual sessions, as well as through intranet sites, where creative ideas, brand marketing campaigns and graphics are accessible and easy to download and use in an authorized manner.

Trend direction

The Company’s in-house trend direction teams support the brands by providing licensees with unified trend direction and guidance and by coordinating the brand image across licensees and product categories. The Company’s trend direction personnel are focused on identifying and interpreting the most current trends, both domestically and internationally, and helping forecast the future design and product demands of the respective brands’ customers. Typically, the Company develops a trend guide, including colors, fabrics, silhouettes and an overall style sensibility for a brand and for each product season, and then works with licensees to maintain consistency with the overall brand presentation across product categories. In addition, the Company has product approval rights in most licenses and further controls the look and mix of products its licensees produce through that process. With respect to Badgley Mischka, the Company has contracted the exclusive services of the designers who founded the brand to control creative direction.  Also, with respect to IPH Unltd (owner of the Ecko brands), Hardy Way (owner of the Ed Hardy brand) and MG Icon (owner of the Material Girl and Truth or Dare brands), the Company has entered into arrangements with its partners to oversee and control the creative aspects of the brands.

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

Competition

The Company’s brands are all subject to extensive competition from various domestic and foreign brands. Each of its brands has many competitors within each of the brands respective specific distribution channels that span a broad variety of product categories including the apparel and home furnishings and decor industries. For example, while Rampage may compete with Guess in the mid-tier jeanswear business, Joe Boxer competes with Hanes and Jockey with respect to underwear in the mass tier, and Badgley Mischka competes with other couture apparel and bridal brands in the luxury market, such as Carolina Herrera or Oscar de la Renta. Other of our brands (such as Danskin), which are distributed both at the mass level (through the diffusion brand Danskin Now) and at the department and specialty store level, may have many competitors in different or numerous distribution channels. These competitors have the ability to compete with the Company’s licensees in terms of fashion, quality, price and/or advertising.

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

Trademarks

The Company’s trademarks are owned by our subsidiaries and the International Joint Ventures in their respective territories, herein referred to as the International Joint Venture Territories. Outside of the International Joint Venture Territories, the Company’s marks are owned by the following subsidiaries: IP Holdings owns the Candie’s, Bongo, Joe Boxer, Rampage, Mudd and London Fog related trademarks; Badgley Mischka Licensing owns the Badgley Mischka related trademarks; Mossimo Holdings owns the Mossimo related trademarks; OP Holdings owns the Ocean Pacific/OP related trademarks; Studio IP Holdings owns the Danskin, Danskin Now, Rocawear, Starter and Waverly related trademarks; Official-Pillowtex owns the Fieldcrest, Royal Velvet, Cannon and Charisma trademarks; ZY Holdings owns the Zoo York related trademarks; Sharper Image Holdings owns the Sharper Image related trademarks; Hardy Way owns the Ed Hardy related trademarks;   IPH Unltd owns the Ecko related trademarks;  MG Icon owns the Material Girl and Truth or Dare related trademarks; and Peanuts Worldwide owns the Peanuts trademarks and copyrights.  These trademarks and associated marks are registered or pending registration with the U.S. Patent and Trademark Office and in other countries throughout the world in block letter and/or logo formats, as well as in combination with a variety of ancillary marks for use with respect to, depending on the brand, a variety of product categories, including footwear, apparel, fragrance, handbags, watches and various other goods and services, including in some cases, home accessories and electronics.

The Company monitors on an ongoing basis unauthorized uses and filings of its trademarks, and the Company relies primarily upon a combination of federal, state, and local laws, as well as contractual restrictions to protect its intellectual property rights both domestically and internationally.

Employees

As of December 31, 2011, the Company had a total of 129 employees. Of these 128 full-time employees, five were named executive officers of the Company.  The remaining employees are senior managers, middle management, marketing and administrative personnel. None of the Company’s employees are represented by a labor union. The Company considers its relationship with its employees to be satisfactory.

Financial information about geographical areas

Revenues from external customers related to operations in the United States and foreign countries are as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
(000's omitted)	2011	2010	2009
Revenues from external customers:
United States	$302,629	$287,320	$218,693
Other(1)	67,216	45,239	13,365
	$369,845	$332,559	$232,058

(1)	No single country represented 10% of the Company’s revenues in the periods presented in this table.

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

Our revenues are almost entirely dependent on royalty payments made to us under our licensing agreements. Although the licensing agreements for our brands usually require the advance payment to us of a portion of the licensing fees and in most cases provide for guaranteed minimum royalty payments to us, the failure of our licensees to satisfy their obligations under these agreements or their inability to operate successfully or at all, could result in their breach and/or the early termination of such agreements, their non-renewal of such agreements or our decision to amend such agreements to reduce the guaranteed minimums or sales royalties due thereunder, thereby eliminating some or all of that stream of revenue. Moreover, during the terms of the license agreements, we are substantially dependent upon the abilities of our licensees to maintain the quality and marketability of the products bearing our trademarks, as their failure to do so could materially tarnish our brands, thereby harming our future growth and prospects. In addition, the failure of our licensees to meet their production, manufacturing and distribution requirements could cause a decline in their sales and potentially decrease the amount of royalty payments (over and above the guaranteed minimums) due to us. A weak economy or softness in the apparel and retail sectors could exacerbate this risk. This, in turn, could decrease our potential revenues. Moreover, the concurrent failure by several of our material licensees to meet their financial obligations to us could jeopardize our ability to meet the debt service coverage ratios required in connection with our revolving credit agreement, herein referred to as our Revolver, and the asset-backed notes issued by our subsidiary IP Holdings, herein referred to as our Asset-Backed Notes.  Further, this failure may impact our ability or IP Holdings’ ability to make required payments with respect to such indebtedness.  The failure to meet such debt service coverage ratios or to make such required payments would, with respect to our Revolver, give the lenders thereunder the right to foreclose on the Ocean Pacific/OP, Danskin/Danskin Now, Rocawear, Cannon, Fieldcrest, Royal Velvet, Charisma, Mossimo, Starter, Waverly and Sharper Image trademarks, and other related intellectual property assets securing the debt outstanding under such Revolver, as well as the Company’s 80% interest in Peanuts Holdings; and with respect to the Asset-Backed Notes, give the holders of such notes the right to foreclose on the Candie’s, Bongo, Joe Boxer, Rampage, Mudd and London Fog trademarks and other related intellectual property assets securing such notes.

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

As of December 31, 2011, our consolidated balance sheet reflects debt of approximately $633.4 million, including secured debt of $111.3 million ($44.3 million under asset-backed notes issued by our subsidiary, IP Holdings, and $67.0 million under a promissory note entered into with a third party as part of the IPH Unltd transaction in October 2009, herein referred to as the Ecko Note), primarily all of which was incurred in connection with our acquisition activities. In accordance with Accounting Standards Codification (herein referred to as ASC) 820, our 1.875% convertible senior subordinated notes due June 2012, herein referred to as our 1.875% Convertible Notes, and our 2.50% convertible senior subordinated notes due June 2016, herein referred to as our 2.50% Convertible Notes, are included in our $633.4 million of consolidated debt at net debt carrying values of $279.0 million and $243.2 million, respectively; however, the principal amounts owed to the holders of our 1.875% Convertible Notes and our 2.50% Convertible Notes are $287.5 million (due June 30, 2012) and $300.0 million (due June 1, 2016), respectively. Also the Ecko Note, while consolidated on our balance sheet, is an obligation solely of the IPH Unltd joint venture, with no recourse to the Company beyond the Zoo York marks pledged as security thereunder by ZY Holdings. We may also assume or incur additional debt, including secured debt, in the future in connection with, or to fund, future acquisitions. Our debt obligations:

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

While we believe that by virtue of the cash on our balance sheet as of December 31, 2011, our ability to draw down additional funds under our Revolver and the guaranteed minimum and percentage royalty payments due to us under our licenses we will generate sufficient revenues from our licensing operations to satisfy our obligations for the foreseeable future, in the event that we were to fail in the future to make any required payment under agreements governing our indebtedness or fail to comply with the financial and operating covenants contained in those agreements, we would be in default regarding that indebtedness. A debt default could significantly diminish the market value and marketability of our common stock and could result in the acceleration of the payment obligations under all or a portion of our consolidated indebtedness.

We have experienced rapid growth in recent years. If we fail to manage this or any future growth, our business and operating results could be harmed.

Our business has grown dramatically over the past several years. For example, our revenue increased from $232.1 million for 2009 to $369.8 million for 2011. Our growth has largely resulted from our acquisition of new brands of various sizes. Since October 2004, we and our joint ventures acquired numerous iconic brands (or rights to use those brands and trademarks) and increased our total number of licenses from approximately 18 to over 1,000. In addition to these acquisitions, in November 2007, Scion purchased the Artful Dodger brand through its wholly-owned subsidiary, Artful Holdings; in May 2009, we acquired a 50% interest in Hardy Way, the owner of the Ed Hardy brand and trademarks; in October 2009 we acquired a 51% controlling interest in IPH Unltd, the owner of the Ecko and Zoo York brands and trademarks; in March 2010 we acquired a 50% interest in MG Icon, the owner of the Material Girl and Truth or Dare brands and trademarks; in June 2010, we acquired an 80% controlling interest in Peanuts Holdings, the owner through its wholly-owned subsidiary, Peanuts Worldwide, of the Peanuts brands, trademarks and copyrights; in April 2011 we acquired additional ownership interest in Hardy Way to increase our total ownership interest to 85%; in July 2011 we acquired the Zoo York brand from our IPH Unltd joint venture effectively increasing our ownership of the brand from 51% to 100%; and in October 2011 we acquired the Sharper Image brand. In addition, since September 2008 we have formed three international 50% owned joint ventures (Iconix China, Iconix Latin America, and Iconix Europe) and one international 55% owned joint venture (OP Japan).  Furthermore, we continue to evaluate and pursue appropriate acquisition opportunities to the extent we believe that such opportunities would be in the best interests of our company and our stockholders.

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

If we are unable to identify and successfully acquire additional brands and trademarks, our growth may be limited, and, even if additional trademarks are acquired, we may not realize anticipated benefits due to integration or licensing difficulties.

A key component of our growth strategy is the acquisition of additional brands and trademarks. Historically, we have been involved in numerous acquisitions of varying sizes. We continue to explore new acquisitions. However, as our competitors continue to pursue our brand management model, acquisitions may become more expensive and suitable acquisition candidates could become more difficult to find. In addition, even if we successfully acquire additional trademarks or the rights to use additional trademarks, we may not be able to achieve or maintain profitability levels that justify our investment in, or realize planned benefits with respect to, those additional brands.

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

Acquiring additional trademarks could also have a significant effect on our financial position and could cause substantial fluctuations in our quarterly and yearly operating results. Acquisitions could result in the recording of significant goodwill and intangible assets on our financial statements, the amortization or impairment of which would reduce our reported earnings in subsequent years. No assurance can be given with respect to the timing, likelihood or financial or business effect of any possible transaction. Moreover, as discussed below, our ability to grow through the acquisition of additional brands and trademarks will also depend on the availability of capital to complete the necessary acquisition arrangements. In the event that we are unable to obtain debt financing on acceptable terms for a particular acquisition, we may elect to pursue the acquisition through the issuance by us of shares of our common stock (and, in certain cases, convertible securities) as equity consideration, which could dilute our common stock because it could reduce our earnings per share, and any such dilution could reduce the market price of our common stock unless and until we were able to achieve revenue growth or cost savings and other business economies sufficient to offset the effect of such an issuance. As a result, there is no guarantee that our stockholders will achieve greater returns as a result of any future acquisitions we complete.

We may require additional capital to finance the acquisition of additional brands and our inability to raise such capital on beneficial terms or at all could restrict our growth.

We may, in the future, require additional capital to help fund all or part of potential acquisitions. If, at the time required, we do not have sufficient cash to finance those additional capital needs, we will need to raise additional funds through equity and/or debt financing. We cannot guarantee that, if and when needed, additional financing will be available to us on acceptable terms or at all. Further, if additional capital is needed and is either unavailable or cost prohibitive, our growth may be limited as we may need to change our business strategy to slow the rate of, or eliminate, our expansion plans. In addition, any additional financing we undertake could impose additional covenants upon us that restrict our operating flexibility, and, if we issue equity securities to raise capital, our existing stockholders may experience dilution or the new securities may have rights senior to those of our common stock.

Because of the intense competition within our licensees’ markets and the strength of some of their competitors, we and our licensees may not be able to continue to compete successfully.

Many of our trademark licenses are for products in the apparel, fashion accessories, footwear, beauty and fragrance, home products and decor industries and consumer electronics in which our licensees face intense competition, including from our other brands and licensees. In general, competitive factors include quality, price, style, name recognition and service. In addition, various fads and the limited availability of shelf space could affect competition for our licensees’ products. Many of our licensees’ competitors have greater financial, distribution, marketing and other resources than our licensees and have achieved significant name recognition for their brand names. Our licensees may be unable to compete successfully in the markets for their products, and we may not be able to continue to compete successfully with respect to our licensing arrangements.

If our competition for retail licenses and brand acquisitions increases, or any of our current direct-to-retail licensees elect not to renew their licenses or renew on terms less favorable than today, our growth plans could be slowed.

We may face increasing competition in the future for direct-to-retail licenses as other companies owning established brands may decide to enter into licensing arrangements with retailers similar to the ones we currently have in place. Furthermore, our current or potential direct-to-retail licensees may decide to develop or purchase brands rather than renew or enter into license agreements with us. In addition, this increased competition could result in lower sales of products offered by our direct-to-retail licensees under our brands. We also compete with traditional apparel and consumer brand companies, other brand management companies and private equity groups for brand acquisitions. If our competition for retail licenses and brand acquisitions increases, it may take us longer to procure additional retail licenses and/or acquire additional brands, which could slow our growth rate.

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

Further, the rights to our brands in the International Joint Venture Territories are controlled primarily through our joint ventures in these regions and while we believe that our partnerships in these areas will enable us to better protect our trademarks in the countries covered by the ventures, we do not control these joint venture companies and thus most decisions relating to the use and enforcement of the marks in these countries will be subject to the approval of our local partners.

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

Our licensees Wal-Mart, Target, Kohl’s and Kmart/Sears, were our four largest direct-to-retail licensees during 2011, representing approximately 17%, 6%, 6% and 5%, respectively, of our total revenue for such period, while Li & Fung USA was our largest wholesale licensee, representing approximately 10% of our total revenue for such period. Because we are dependent on these licensees for a significant portion of our licensing revenue, if any of them were to have financial difficulties affecting their ability to make payments, or if any of these licensees decides not to renew or extend any existing agreement with us, or to significantly reduce its sales of licensed products under any of the agreement(s), our revenue and cash flows could be reduced substantially.

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

As of December 31, 2011, goodwill represented approximately $223.3 million, or approximately 10% of our total consolidated assets, and trademarks and other intangible assets represented approximately $1,551.0 million, or approximately 72% of our total consolidated assets. Under current U.S. GAAP accounting standards, goodwill and indefinite life intangible assets, including some of our trademarks, are no longer amortized, but instead are subject to impairment evaluation based on related estimated fair values, with such testing to be done at least annually. While, to date, no impairment write-downs have been necessary, any write-down of goodwill or intangible assets resulting from future periodic evaluations would, as applicable, either decrease our net income or increase our net loss and those decreases or increases could be material.

We may not be able to pay the cash portion of the conversion price upon any conversion of the principal amounts of each of our tranches of convertible notes, which would constitute an event of default with respect to each such notes, respectively and could also constitute a default under the terms of our other debt.

We may not have sufficient cash to pay, or may not be permitted to pay, the cash portion of the consideration that we will be required to pay when our 1.875% Convertible Notes become due in June 2012 and when our 2.50% Convertible Notes become due in June 2016. Upon conversion of our 1.875% Convertible Notes and our 2.50% Convertible Notes, we will be required to pay to the holder of such notes a cash payment equal to the par value of each of the convertible notes. This part of the payment must be made in cash, not in shares of our common stock. As a result, we will be required to pay a minimum of $287.5 million to holders of the 1.875% Convertible Notes and a minimum of $300.0 million in cash to holders of the 2.50% Convertible Notes upon their respective conversions.

If we do not have sufficient cash on hand at the time of conversion, we may have to raise funds through debt or equity financing. Our ability to raise such financing will depend on prevailing market conditions. Further, we may not be able to raise such financing within the period required to satisfy our obligation to make timely payment upon any conversion. In addition, the terms of any current or future debt may prohibit us from making these cash payments or otherwise restrict our ability to make such payments and/or may restrict our ability to raise any such financing. In particular, the terms of our Revolver restrict the amount of proceeds from collateral pledged to secure our obligations thereunder that may be used by us to make payments in cash under certain circumstances, including payments to the convertible note holders upon conversion. A failure to pay the required cash consideration upon conversion would constitute an event of default under the indenture governing each tranche of convertible notes, which could constitute a default under the terms of our other debt.

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

In connection with the initial sale of our 1.875% Convertible Notes, we purchased the convertible note hedges for our 1.875% Convertible Notes, herein referred to as 1.875% Convertible Note Hedges, from affiliates of Merrill Lynch, Pierce, Fenner & Smith Incorporated and Lehman Brothers Inc (“1.875% Hedge Counterparties”). At such time, the hedging transactions were expected, but were not guaranteed, to eliminate the potential dilution upon conversion of the 1.875% Convertible Notes. Concurrently, we entered into warrant transactions with the 1.875% Hedge Counterparties, herein referred to as the 1.875% Sold Warrants.  Further, in connection with the initial sale of our 2.50% Convertible Notes we purchased convertible note hedges, herein referred to as 2.50% Convertible Note Hedges, from affiliates of Barclays PLC and Goldman Sachs Inc. (2.50% Hedge Counterparties”). At such time, the hedging transactions were expected, but were not guaranteed, to eliminate the potential dilution upon conversion of the 2.50% Convertible Notes. Concurrently, we entered into warrant transactions with the 2.50% Hedge Counterparties, herein referred to as the 2.50% Sold Warrants.

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

Moreover, in connection with each of the 1.875% Sold Warrants and 2.50% Sold Warrants, to the extent that the price of our common stock exceeds the strike price of each the 1.875% Sold Warrants and 2.50% Sold Warrants, respectively, each of these warrant transactions could have a dilutive effect on our earnings per share.

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

Certain provisions of our certificate of incorporation could have the effect of making more difficult, delaying or deterring unsolicited attempts by others to obtain control of our company, even when these attempts may be in the best interests of our stockholders. Our certificate of incorporation currently authorizes 150,000,000 shares of common stock to be issued. Based on our outstanding capitalization at December 31, 2011, and assuming the exercise of all outstanding options and warrants and the issuance of the maximum number of shares of common stock issuable upon conversion of all of our outstanding convertible notes, there are still a substantial number of shares of common stock available for issuance by our board of directors without stockholder approval. Our certificate of incorporation also authorizes our board of directors, without stockholder approval, to issue up to 5,000,000 shares of preferred stock, in one or more series, which could have voting and conversion rights that adversely affect or dilute the voting power of the holders of our common stock, none of which is outstanding. We are also subject to the provisions of Section 203 of the Delaware General Corporation Law, which could prevent us from engaging in a business combination with a 15% or greater stockholder for a period of three years from the date it acquired that status unless appropriate board or stockholder approvals are obtained.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

On November 9, 2007, we entered into a new lease agreement covering approximately 30,550 square feet of office and showroom space at 1450 Broadway in New York, New York, herein referred to as the new headquarters.  The term of the lease runs through June 30, 2024 and provides for total aggregate annual base rental payments for such space of approximately $26.4 million (ranging from approximately $1.1 million for the first year following the rent commencement date to approximately $2.2 million, on an annualized basis, in the last year of the lease).  We will also be required to pay our proportionate share of any increased taxes attributed to the premises.

We lease a showroom and office space at 550 7th Avenue, New York, NY, a portion of which is has been sublet through the term of the lease, which ends May 31, 2015.

In connection with the Starter acquisition, we assumed a lease for office space at 1350 Broadway, which covers approximately 13,090 square feet of office and showroom space which expired on October 31, 2011. We assumed obligations for approximately 4,500 square feet of office space at 261 Fifth Ave in New York, New York in connection with the Waverly acquisition with an annual rent of approximately $0.3 million for a period ending February 2018. This space is currently being sublet to a third party.

In connection with the Peanuts acquisition, we entered into a new lease on November 15, 2010 for approximately 3,300 square feet of office space at 2101 Chamber Center Drive, Ft. Mitchell, Kentucky for a term expiring on December 31, 2013, with an option to cancel at our decision if certain conditions are met.

Bright Star currently occupies approximately 2,269 square feet of office space in Mt. Arlington, New Jersey, pursuant to a lease that expires in April 2013.

Item 3. Legal Proceedings

Sweet Sportswear/Unzipped litigation

On December 10, 2010, the Court entered a final judgment (the “Judgment”) in connection with the lawsuit filed by us in the Superior Court of California, Los Angeles County against Unzipped Apparel LLC’s (“Unzipped”) former manager, supplier and distributor, Sweet Sportswear, LLC, Azteca Productions International, Inc. Apparel Distribution Services, LLC, and Hubert Guez, a principal of these entities and former member of our board of directors (collectively referred to as the “Guez defendants”).  In summary, the Judgment against the Guez defendants was for a combined liability to us of approximately $50 million, exclusive of amounts owed as pre or post-judgment interest at the annual rate of 10% simple interest.  The Judgment also dismissed all claims brought by the Guez defendants against us, its subsidiaries (Michael Caruso & Co., Inc. and Unzipped), and our Chairman of the Board and Chief Executive Officer, Neil Cole. In connection with the entry of the Judgment, we recognized a gross gain of $26.0 million (gross of attorney’s fees and other related expenses of $10.3 million), of which $16.7 million was secured by the Sureties (as defined below), with the remainder secured by assets owned by the Guez defendants.

In February 2011, we entered into a settlement agreement with certain persons (the “Sureties”) that had secured a portion of the Judgment, pursuant to which the Sureties paid us $13 million in February 2011 and paid an additional $3.7 million in   April 2011 in full satisfaction of their obligations to the Company.  The amounts paid by the Sureties reduced the obligations of certain of the Guez defendants (ADS and Hubert Guez) under the Judgments.

On April 26, 2011, we entered into an agreement settling the lawsuit described above, pursuant to which the Guez defendants and certain Sureties paid us an aggregate of $27.7 million (including an aggregate of $16.7 million previously paid in February and April 2011) in full satisfaction of their obligations to us.

Normal Course litigation

From time to time, we are also made a party to litigation incurred in the normal course of business. While any litigation has an element of uncertainty, we believe that the final outcome of any of these routine matters will not have a material effect on our financial position or future liquidity.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's common stock, $0.001 par value per share, its only class of common equity, is quoted on the NASDAQ Global Market tier of The NASDAQ Stock Market LLC, herein referred to as NASDAQ, under the symbol “ICON”. The following table sets forth the high and low sales prices per share of the Company's common stock for the periods indicated, as reported on NASDAQ:

	High	Low
Year Ended December 31, 2011
Fourth Quarter	$19.49	$14.36
Third Quarter	26.05	15.77
Second Quarter	25.29	20.76
First Quarter	23.15	19.31

Year Ended December 31, 2010
Fourth Quarter	$20.55	$16.86
Third Quarter	17.99	13.18
Second Quarter	19.08	14.18
First Quarter	16.07	12.06

As of February 17, 2012 there were 1,723 holders of record of the Company's common stock.

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

ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum
			Total Number of	Approximate Dollar
		Weighted	Shares Purchased	Value of Shares that
		Average Price	as	May Yet be
	Total Number of	Paid	Part of Publicly	Purchased
2011	Shares Purchased(1)	per Share	Announced Plan(1)	Under the Plan
October 1 - October 31	271	17.25	-	$200,000,000
November 1 - November 30	32,015	16.44	650,000	189,630,190
December 1 - December 31	24,983	16.67	500,000	180,862,260
Total	57,269	$16.54	1,150,000	$180,862,260

(1)	On October 27, 2011, the Company announced that the Board of Directors authorized the repurchase of up to $200 million of the Company's common stock over a period ending October 31, 2015, herein referred to as the repurchase plan. This authorization replaces any prior plan or authorization. The repurchase plan does not obligate the Company to repurchase any specific number of shares and may be suspended at any time at management's discretion. Amounts not purchased under the repurchase plan represent shares surrendered to the Company to pay withholding taxes due upon the vesting of restricted stock.

During FY 2011, the Company repurchased 1,150,000 shares for $19.1 million under the Company’s share repurchase plan.  A portion of shares purchased in FY 2011 and all shares purchased in FY 2010 represent shares surrendered to the Company to pay withholding taxes due upon the vesting of restricted stock of employees.  At December 31, 2011, $180.3 million of the Company’s common stock may yet be purchased under the Company's share repurchase plan.

The information regarding equity compensation plans is incorporated by reference to Item 12 of this Form 10-K, which incorporates by reference the information set forth in the Company’s Definitive Proxy Statement in connection with the annual meeting of stockholders to be held in 2012.

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

	Year Ended December 31,*
	2011	2010		2009	2008(3)	2007(3)
Consolidated Income Statement Data
Licensing and other revenue	$369,845	$332,559		$232,058	$216,761	$160,004
Selling, general and administrative expenses	140,985	138,532		79,356	73,816	44,254
Operating income	228,766	209,715		152,565	142,052	121,789
Other expenses – net (1)	16,239	46,826		35,309	44,967	31,231
Net income (2)	141,241	110,480	(4)	76,031	62,908	60,264
Net income attributable to Iconix Brand Group, Inc.	126,105	98,847		75,111	62,908	60,264

Earnings per share:
Basic	$1.72	$1.37		$1.14	$1.09	$1.06
Diluted	$1.67	$1.32		$1.10	$1.03	$0.98

Weighted average number of common shares outstanding:
Basic	73,111	72,151		65,763	57,810	56,694
Diluted	75,495	74,713		68,325	61,248	61,426

* The year ended December 31, 2008 will herein be referred to as FY 2008; and the year ended December 31, 2007 will herein be referred to as FY 2007.

	At December 31,
	2011	2010	2009	2008(4)	2007(4)
Consolidated Balance Sheet Data
Cash	$181,788	$121,935	$201,544	$67,279	$53,272
Working capital	(78,278)	125,906	148,147	29,638	19,458
Trademarks and other intangibles, net	1,550,996	1,400,550	1,254,689	1,060,460	1,038,201
Total assets	2,161,303	1,951,470	1,802,613	1,394,796	1,336,130
Long-term debt, including current portion	633,389	584,387	662,379	618,589	640,877
Total stockholders’ equity	1,293,576	1,138,914	969,772	644,089	565,738

(1)	Includes a non-cash gain of approximately $21.5 million related to our April 2011 additional investment in Hardy Way (see Note 3 of Notes to Consolidated Financial Statements). Also includes net gain related to specific litigation of $15.7 million in 2010, expenses related to specific litigation of $0.1 million and $0.9 million in FY 2009 and FY 2008, respectively, a net gain from expenses related to specific litigation of $6.0 million in FY 2007, (see Notes 8 and 9 of Notes to Consolidated Financial Statements).

(2)	During FY 2011, FY 2010, FY 2009, FY 2008, and FY 2007, the Company made three (including the purchase of Zoo York from our IPH Untld joint venture, effectively increasing our ownership in the Zoo York brand from 51% to 100%, and our additional investment in Hardy Way, which increased our ownership from 50% to 85%), one, one, one, and five acquisitions (including investments in joint ventures that are consolidated in our financial statements), respectively. See Note 3 of Notes to Consolidated Financial Statements for information about the Company’s 2011 acquisitions and investments through its joint ventures.

(3)	As adjusted for adoption of ASC Topic 470-20, “Debt with Conversion and Other Options”, effective for FY 2009 and applied retrospectively as applicable.

(4)	Includes a net gain related to specific litigation of $15.7 million and a write down of auction rate securities of $13.0 million in the fourth fiscal quarter of 2010.

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

Overview

The Company is a brand management company engaged in licensing, marketing and providing trend direction for a diversified and growing consumer brand portfolio. Our brands are sold across every major segment of retail distribution, from luxury to mass. As of December 31, 2011, we and our joint ventures owned the following iconic consumer brands: Candie’s, Bongo, Badgley Mischka, Joe Boxer, Rampage, Mudd, London Fog, Mossimo, Ocean Pacific/OP, Danskin/Danskin Now, Rocawear, Cannon, Royal Velvet, Fieldcrest, Charisma, Starter, Waverly, Zoo York and Sharper Image. In addition, Scion LLC, a joint venture in which we have a 50% controlling investment, owns the Artful Dodger brand; Hardy Way, a joint venture in which we have an 85% controlling investment, owns the Ed Hardy brands (see Note 3 of Notes to Consolidated Financial Statements); IPH Unltd, a joint venture in which we have a 51% controlling investment, owns the Ecko brands; MG Icon, a joint venture in which we have a 50% investment, owns the Material Girl and Truth or Dare brands; Peanuts Holdings, a joint venture in which we have an 80% controlling investment, owns, through its wholly-owned subsidiary Peanuts Worldwide, the Peanuts brands and characters; and OP Japan, a joint venture in which we have a 55% controlling investment, owns the Ocean Pacific/OP brands for a territory including Japan, Singapore, Malaysia, and Indonesia. We license our brands worldwide through over 1,000 direct-to-retail and wholesale licenses for use across a wide range of product categories, including sportswear, fashion accessories, footwear, entertainment, home products and décor, and beauty and fragrance. Our business model allows us to focus on our core competencies of marketing and managing brands without many of the risks and investment requirements associated with a more traditional operating company. Our licensing agreements with leading retail and wholesale licensees throughout the world provide us with a predictable stream of guaranteed minimum royalties.

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

Summary of operating results:

The Company had net income of $141.2 million for FY 2011 as compared to net income of $110.5 million for FY 2010.

The Company's operating income was $228.8 million in FY 2011, compared to an operating income of $209.7 million in FY 2010.

FY 2011 Compared to FY 2010

Licensing and Other Revenue. Licensing and other revenue for FY 2011 increased approximately $37.2 million to $369.8 million from $332.6 million for FY 2010.   This increase in revenue was primarily related to the following: (i) our acquisition of the Peanuts assets (acquired June 2010), (ii) the effect of the Ed Hardy transaction which the Company began to consolidate as of the transaction date (April 2011), (iii) the gain on the OP Japan transaction, and (iv) the acquisition of the Sharper Image assets (November 2011), for which there was no comparable revenue in FY 2010. The aggregate of these increases, approximately $55.6 million, was partially offset by the Peanuts ABC license revenue (July 2010) of approximately $12.5 million, for which there was no comparable revenue in FY 2011. After accounting for the aforementioned items, which aggregated to a net increase of approximately $43.1 million, the remaining comparable revenue decreased by a net amount of approximately $5.9 million, which is primarily attributable to the following: (i) an aggregate decrease in royalties from our Wal-Mart brands, primarily driven by the elimination of certain fashion categories for our OP brand; (ii) an aggregate decrease in royalties from our Rocawear and Ecko brands primarily related to the men’s business; (iii) an increase in royalties derived from our Mudd brand related to the expansion into additional categories sold through our direct-to-retail license with Kohl’s; and (iv) an increase in royalties related to our Peanuts brand related to a variety of new initiatives.

Operating Expenses. Selling, general and administrative expenses, herein referred to as SG&A, totaled $141.0 million for FY 2011 compared to $138.5 million for FY 2010. The increase of approximately $2.5 million was primarily driven by aggregate incremental SG&A expenses of $23.4 million incurred by our Peanuts (acquired June 2010), Ed Hardy (consolidated as of April 2011), and Sharper Image (acquired October 2011) businesses, which are consolidated and based on the timing of these transactions do not have comparable SG&A expenses in FY 2010.  After accounting for the aforementioned items, the resulting comparable SG&A decreased by approximately $20.9 million, which is primarily attributable to the following: (i) aggregate incremental SG&A expenses of $7.5 million incurred in FY 2010 by our Peanuts business related to our July 2010 license with ABC for which there is no comparable SG&A expenses in FY 2011; (ii) a decrease of approximately $8.2 million in advertising and marketing related expenses (which excludes the aggregate incremental expense related to the items noted above) as compared to FY 2010; and (iii) a decrease of approximately $2.1 million in compensation expense as we integrate our recent acquisitions and further leverage our existing infrastructure.

For FY 2011 our expenses related to specific litigation included an expense for professional fees of $0.1 million, as compared to a benefit related to specific litigation of approximately $15.7 million in FY 2010, each relating to litigation involving Unzipped.  See Notes 3 and 9 of Notes to Consolidated Financial Statements for further information on our litigation and settlement involving Unzipped.

Operating Income. Operating income for FY 2011 increased to $228.8 million, or approximately 62% of total revenue, compared to $209.7 million or approximately 63% of total revenue in FY 2010.

Other Expenses - Net – Other expenses – net changed by $30.6 million from approximately $46.8 million in net other expenses in FY 2010 to approximately $16.2 million of net other expense in FY 2011.  This change was primarily attributed to an increase in interest and other income due to a non-cash re-measurement gain of approximately $21.5 million related to our Ed Hardy transaction (April 2011) (see Note 3 of Notes to Consolidated Financial Statements), for which there is no comparable gain in 2010, a net increase in equity earnings on joint ventures of approximately $4.9 million primarily driven by our Iconix China joint venture’s gain related to the initial public offering of a company, a subsidiary of which Iconix China had a minority investment, for which there is no comparable gain in FY 2010, and a write-down in FY 2010 of our marketable securities resulting in a pre-tax loss of $13.0 million, for which there was no comparable loss in FY 2011(see Note 3 of Notes to Consolidated Financial Statements for further detail on this matter).  An increase of approximately $7.6 million in interest expense was primarily attributable to interest expense of approximately $11.3 million related to the 2.50% Convertible Notes for which there was no comparable interest expense in FY 2010 and a write-off of approximately $2.7 million for deferred financing fees and original issue discount related to the early payoff of our March 2007 term loan facility (as described in Note 5 of Notes to Consolidated Financial Statements), herein referred to as our Term Loan Facility.  These increases in interest expense were partially offset as a result of the payoff of our Term Loan Facility in May 2011 as well as a lower average debt balance for our Asset Backed Notes and Ecko Note as compared to FY 2010.

Provision for Income Taxes. The effective income tax rate for FY 2011 is approximately 33.5% resulting in the $71.3 million income tax expense, as compared to an effective income tax rate of 32.2% in FY 2010 which resulted in the $52.4 million income tax expense.  The effective tax rate increased in FY 2011 as compared to FY 2010 due to an increase in non-deductable compensation expense, offset by an increase in aggregate earnings attributable to our non-controlling interests, for which we do not pay taxes.

Net Income. Our net income was approximately $141.2 million in FY 2011, compared to net income of approximately $110.5 million in FY 2010, as a result of the factors discussed above.

FY 2010 Compared to FY 2009

Licensing and Other Revenue. Licensing and other revenue for FY 2010 increased to $332.6 million from $232.1 million for FY 2009.  In FY 2010, we recorded approximately $90.9 million in aggregate revenue related to our acquisitions of the Ecko assets and the Peanuts assets, for which there was no comparable revenue in FY 2009.  In FY 2009, we recorded a gain of approximately $3.7 million on our transaction regarding our Joe Boxer trademark for the territory of Canada, and a gain of $7.0 million ($3.0 million of which was non-cash) related to the Iconix Europe transaction.  The primary drivers of the remaining increase in revenue from FY 2009 to FY 2010 are as follows: an aggregate increase of approximately $12.9 million from our three direct-to-retail driven brands with Wal-Mart, an aggregate increase of approximately $4.7 million in our home brands, which include our Royal Velvet, Cannon, Fieldcrest, Charisma and Waverly brands, and an aggregate increase of $1.8 million in our wholesale licensed apparel brands, which include our Rampage, Badgley Mischka, London Fog and Rocawear brands.

Operating Expenses. SG&A totaled $138.5 million in FY 2010 compared to $79.4 million in FY 2009. The increase of approximately $59.1 million was primarily driven by aggregate SG&A expenses of $52.9 million incurred by our Ecko (acquired November 2009) and Peanuts (acquired June 2010) businesses, which are consolidated and have no comparable SG&A expenses in 2009.  The remaining increase was primarily driven by a $4.5 million employee bonus accrual, as well as an increase of approximately $2.0 million in aggregate general overhead costs as we expand our business.

For FY 2010 we recorded a net gain related to specific litigation of $15.7 million, as compared to expenses related to specific litigation of $0.1 million for 2009, relating to litigation involving Unzipped.  As a result of a final judgment rendered in December 2010 in our favor, we recognized a gain of $26.0 million, offset by attorneys’ fees and other related expenses of $10.3 million.  See Notes 8 and 9 of Notes to Consolidated Financial Statements for further information on our litigation involving Unzipped.

Operating Income. Operating income for FY 2010 increased to $209.7 million, or approximately 63% of total revenue, compared to $152.6 million or approximately 66% of total revenue for FY 2009. This decrease in our operating margin percentage is primarily the result of the increase in SG&A relating to the Peanuts acquisition mainly due to incremental talent share and agents’ expenses, offset by the increase in revenue, for the reasons detailed above.

Other Expenses - Net – Other expenses - net increased $11.5 million from approximately $35.3 million in FY 2009 to approximately $46.8 million in FY 2010.  This increase is largely due to a write-down of our marketable securities resulting in a pre-tax loss of $13.0 million, for which there was no comparable loss in FY 2009.  See Note 4 of Notes to Consolidated Financial Statements for further detail on this matter.  An increase of approximately $1.9 million in interest expense was primarily attributable to interest expense of approximately $5.3 million related to the Ecko Note, which was entered into as part of our acquisition of the Ecko assets and for which there was no comparable interest expense in FY 2009, offset primarily by a decrease in $2.3 million in interest expense from our variable rate debt due to a lower debt balance as a result of our principal payment in March 2010 as well as a decrease of $2.0 million from our Asset-Backed Notes due to a lower average balance during 2010 as compared to 2009.  Additionally, the increase in other expenses – net was partially offset by an aggregate increase in our equity earnings on joint ventures of approximately $2.1 million primarily due to earnings from our MG Icon joint venture (created in March 2010) related to the launch of the Material Girl brand in Macy’s stores in August 2010 for which there was no comparable earnings in FY 2009 and our Iconix Latin America joint venture whose earnings increased from 2009 to 2010.   The aggregate increase in other expenses – net was further offset by an increase of approximately $1.4 million in interest income from $2.5 million in FY 2009 to $3.8 million in 2010, primarily due to dividends received from our investment in Roc Apparel LLC, our core licensee for the Rocawear brand.

Provision for Income Taxes. The effective income tax rate for FY 2010 is approximately 32.2% resulting in the $52.4 million income tax expense, as compared to an effective income tax rate of 35.2% in FY 2009 which resulted in the $41.2 million income tax expense.  The effective tax rate decreased from FY 2009 to FY 2010 due to increased aggregate earnings attributable to our non-controlling interests, for which we do not pay taxes.  The increase in aggregate earnings attributable to our non-controlling interest relates to our acquisition of the Ecko assets in October 2009, for which we have a full year of earnings in FY 2010, and our acquisition of the Peanuts assets in June 2010, for which there were no comparable earnings in FY 2009.

Net Income . Our net income was $110.5 million in FY 2010, compared to net income of $76.0 million in FY 2009, as a result of the factors discussed above.

Liquidity and Capital Resources

Liquidity

Our principal capital requirements have been to fund acquisitions, working capital needs, and to a lesser extent, capital expenditures. We have historically relied on internally generated funds to finance our operations and our primary source of capital needs for acquisition has been the issuance of debt and equity securities. At December 31, 2011 and December 31, 2010, our cash totaled $181.8 million and $121.9 million, respectively, including short-term restricted cash of $14.1 million and $3.3 million, respectively.

Our Term Loan Facility, which was fully extinguished in May 2011 (see below), required us to repay the principal amount of the Term Loan Facility outstanding in an amount equal to 50% of the excess cash flow of the subsidiaries subject to the Term Loan Facility for the most recently completed fiscal year, unless we meet certain criteria specified by a financial covenant defined in the Term Loan Facility. As of December 31, 2010 our ratio of Consolidated Total Debt (as defined by the Term Loan Facility) to Consolidated EBITDA (as defined by the Term Loan Facility) was below 2.5 to 1.0, which eliminated the obligation to pay 50% of the excess cash flow from the subsidiaries subject to the Term Loan Facility for 2010.  On March 21, 2011, we paid to Barclays, for the benefit of the Lenders, $60.0 million, which was an optional prepayment.  On May 27, 2011, approximately $112.6 million was paid to Barclays (as administrative agent), for the benefit of the Term Loan Facility lenders, representing the Company’s full satisfaction of all obligations under the Term Loan Facility, including the outstanding principal and accrued interest due to the Term Loan Facility lenders as of May 27, 2011.

In November 2011 we entered into the Revolver with several banks and other financial institutions which provides us a revolving line of credit in an aggregate principal amount of $150.0 million, with a $10.0 million sublimit for the issuance of letters of credit and a $10.0 million swingline facility.  Further details of this Revolver can be found below in our discussion of obligations and commitments.

We believe that cash from future operations, our currently available cash and our ability to draw down additional funds under our Revolver will be sufficient to satisfy our anticipated working capital requirements for the foreseeable future, which takes into account the repayment of $287.5 million face value of principal outstanding on our 1.875% Convertible Notes due June 2012. We intend to continue financing future brand acquisitions through a combination of cash from operations, bank financing and the issuance of additional equity and/or debt securities. See Note 5 of Notes to Consolidated Financial Statements for a description of certain prior financings consummated by us.

Changes in Working Capital

At December 31, 2011 and December 31, 2010 the working capital ratio (current assets to current liabilities) was 0.78 to 1 and 2.26 to 1, respectively. This decrease was driven primarily by an increase in the current portion of long-term debt related to our 1.875% Convertible Notes due June 2012, as well as $172.6 million paid in full satisfaction of the outstanding principal balance of the Term Loan Facility (as mentioned above), $55.0 million of net cash paid as part of the Ed Hardy transaction in April 2011, $18.0 million of net cash paid as part of the Zoo York transaction in July 2011, and $65.6 million of cash paid for the acquisition of Sharper Image.   The decrease was partially offset by our 2.50% Convertible Notes offering in May 2011 from which we received $262.6 million in net proceeds (see below for details), as well as additional factors set forth below:

Operating Activities

Net cash provided by operating activities increased approximately $11.9 million, from $165.7 million in FY 2010 to $177.6 million in the FY 2011.  This increase in net cash provided by operating activities of approximately $11.9 million is primarily due to an increase in net income of approximately $30.8 million from $110.5 million in FY 2010 to approximately $141.2 million in FY 2011 for the reasons discussed above, as well as an increase in deferred income taxes of $14.3 million from $13.4 million in 2010 to $27.7 million in FY 2011, and an increase in the amortization of convertible notes discount of approximately $8.0 million due to our new 2.50% Convertible Notes.  These increases were partially offset by a non-cash gain of $21.5 million from the re-measurement of our investment in Hardy Way as part of the transaction described in Note 3 of the Notes to the Consolidated Financial Statements, an increase in equity earnings on joint ventures of approximately $4.9 million driven primarily by our Iconix China joint venture’s gain related to the initial public offering of a company, a subsidiary of which Iconix China had a minority investment, for which there is no comparable gain in FY 2010, and a non-cash pre-tax loss of $13.0 million in FY 2010 for the permanent write-down of marketable securities, which consisted of auction rate securities.

Investing Activities

Net cash used in investing activities in FY 2011 decreased approximately $21.6 million, from $179.2 million in FY 2010 to $157.5 million in FY 2011. This decrease is primarily due to $172.1 million used in our acquisition of the Peanuts assets in FY 2010, offset by the following FY 2011 transactions: (i) $62.0 million used in the Hardy Way transaction; (ii) $18.0 million used in the Zoo York transaction; and (iii) $65.6 million used in the Sharper Image transaction (each transaction described in Note 3 of the Notes to the Consolidated Financial Statements). Further, in FY 2011 there were net distributions to our equity investment partners of approximately $8.1 million, as compared to $2.2 million in net distributions from equity partners in FY 2010.

Financing Activities

Net cash provided by financing activities increased $92.3 million, from $63.3 million of net cash used in financing activities in FY 2010 to net cash provided by financing activities of $29.0 million in FY 2011. The main driver of this net increase of cash provided by financing activities of $90.5 million was as a result of aggregate net cash received of $262.5 million from our 2.50% Convertible Notes offering, net of the cost of hedges and sale of warrants related to this offering. This was offset by payments aggregating $211.8 million in FY 2011 primarily related to the $172.4 million payoff of the Term Loan Facility, as compared to principal payments aggregating $81.4 million in FY 2010, of which $47.2 million was for the Term Loan Facility.  Further, during FY 2011 we repurchased shares on the open market for approximately $19.1 million as part of a stock repurchase plan; there were no repurchases of shares on the open market in FY 2010.  Also, in FY 2010 our 20% non-controlling interest partner in the Peanuts Holdings joint venture contributed $14.8 million as part of the Peanuts transaction and formation of the joint venture, as compared to our 45% non-controlling interest partner in the OP Japan joint venture who contributed $1.8 million as part of the OP Japan transaction and formation of the joint venture.

Obligations and commitments

2.50% Convertible Notes.

In May 2011, the Company completed the issuance of $300.0 million principal amount of our 2.50% convertible senior subordinated notes due June 2016, herein referred to as our 2.50% Convertible Notes, in a private offering to certain institutional investors from which we received net proceeds, after transaction fees, of approximately $291.6 million. The 2.50% Convertible Notes bear interest at an annual rate of 2.50%, payable semi-annually in arrears on June 1 and December 1 of each year, commencing as of December 1, 2011. At December 31, 2011, the net balance of the 2.50% Convertible Notes was $243.2 million, which reflects the net debt carrying value in accordance with accounting for convertible debt instruments that may be settled in cash upon conversion. However, the principal amount owed to the 2.50% Convertible Note holders is $300.0 million.

Concurrently with the sale of the 2.50% Convertible Notes, we purchased note hedges for approximately $58.7 million and issued warrants to the hedge counterparties for proceeds of approximately $28.8 million. These transactions will generally have the effect of increasing the conversion price of the 2.50% Convertible Notes (by 100% based on the price of our common stock at the time of the offering). As a result of these transactions, we recorded a reduction to additional paid-in-capital of $9.4 million. These note hedges and warrants are separate and legally distinct instruments that bind only us and the counterparties thereto and have no binding effect on the holders of the 2.50% Convertible Notes.

We utilized the proceeds of the 2.50% Convertible Notes as follows: approximately $112.6 million was used to extinguish the outstanding obligation under the Term Loan Facility, and approximately $29.9 million was the net payment for the related convertible note hedge. There are no covenants for this debt obligation.

1.875% Convertible Notes.

In June 2007, the Company completed the issuance of $287.5 million principal amount of our 1.875% convertible senior subordinated notes due June 2012, herein referred to as our 1.875% Convertible Notes, in a private offering to certain institutional investors from which we received net proceeds of approximately $281.1 million. The 1.875% Convertible Notes bear interest at an annual rate of 1.875%, payable semi-annually in arrears on June 30 and December 31 of each year, commencing as of December 31, 2007. At December 31, 2011, the net balance of the 1.875% Convertible Notes was approximately $279.0 million, which reflects the net debt carrying value in accordance with accounting for convertible debt instruments that may be settled in cash upon conversion. However, the principal amount owed to the 1.875% Convertible Note holders is $287.5 million.

Concurrently with the sale of the 1.875% Convertible Notes, we purchased note hedges for approximately $76.3 million and issued warrants to the hedge counterparties for proceeds of approximately $37.5 million. These transactions will generally have the effect of increasing the conversion price of the 1.875% Convertible Notes (by 100% based on the price of our common stock at the time of the offering). As a result of these transactions, we recorded a reduction to additional paid-in-capital of $12.4 million. These note hedges and warrants are separate and legally distinct instruments that bind only us and the counterparties thereto and have no binding effect on the holders of the 1.875% Convertible Notes.

We utilized the proceeds of the 1.875% Convertible Notes as follows: approximately $233.8 million was used for the Official-Pillowtex acquisition and approximately $38.8 million was the net payment for the related convertible note hedge. There are no covenants for this debt obligation.

Ecko Note.

In connection with the Ecko transaction, IPH Unltd the Ecko Note to a third party creditor (LF Centennial Limited, an affiliate of Li & Fung USA), for $90.0 million.  IPH Unltd’s obligations under the Ecko Note are secured by the Ecko portfolio of trademarks and related intellectual property assets and the Zoo York trademarks and related intellectual property assets owned by ZY Holdings, and are further guaranteed personally by the minority owner of IPH Unltd, with no recourse to us other than the interest of ZY Holdings in the Zoo York trademarks and related intellectual property assets.  Amounts outstanding under the Ecko Note bear interest at 7.50% per annum, with minimum principal payable in equal quarterly installments of $2.5 million, with any remaining unpaid principal balance and accrued interest to be due on June 30, 2014, the Ecko Note maturity date.  The Ecko Note may be prepaid without penalty, and would be applied to the scheduled quarterly principal payments in the order of their maturity.  On July 27, 2011, in connection with our purchase of the Zoo York trademark and related assets (see Note 3 to Notes to Consolidated Financial Statements), IPH Unltd paid $3.0 million in principal to the holder of the Ecko Note.  As of December 31, 2011, the total principal balance of the Ecko Note is $67.0 million, of which $10.0 million is included in the current portion of long-term debt on the consolidated balance sheet.

Asset-Backed Notes.

The financing for certain of our acquisitions in 2005 and 2006 was accomplished through private placements of as the Asset-Backed Notes by our wholly-owned subsidiary, IP Holdings. The Asset-Backed Notes are currently secured by the trademarks and related intellectual property assets owned by IP Holdings: Candie’s, Bongo, Joe Boxer, Rampage, Mudd and London Fog. As of December 31, 2011, the balance of the Asset-Backed Notes was $44.3 million, $33.5 million of which is included in the current portion of long-term debt on our consolidated balance sheet.

Interest rates and terms on the outstanding principal amount of the Asset-Backed Notes as of December 31, 2011 are as follows: $13.8 million principal amount bears interest at a fixed interest rate of 8.45% and $6.1 million principal amount bears interest at a fixed rate of 8.12%, each with a term ending August 2012; and $24.4 million principal amount bears interest at a fixed rate of 8.99% with a term ending February 2013. The Asset-Backed Notes have no financial covenants by which the Company or its subsidiaries need comply. The aggregate principal amount of the Asset-Backed Notes is required to be fully paid by February 22, 2013.

Cash on hand in the bank account of IP Holdings is restricted at any point in time up to the amount of the next debt principal and interest payment required under the Asset-Backed Notes. Accordingly, $3.8 million and $2.5 million as of December 31, 2011 and December 31, 2010, respectively, are included as restricted cash within our current assets on our consolidated balance sheets. Further, in connection with IP Holdings' issuance of Asset-Backed Notes, a reserve account has been established and the funds on deposit in such account will be applied to future principal payments with respect to the Asset-Backed Notes. Accordingly, as of December 31, 2011 approximately $8.7 million has been classified as current and is included in restricted cash in our current assets on the consolidated balance sheets.  Further, as of December 31, 2011 and December 31, 2010, approximately $7.2 million and $15.9 million has been classified as non-current and disclosed as restricted cash within other assets on our consolidated balance sheets.

Other than IP Holdings, we and our other subsidiaries are not obligated to make any payment with respect to the Asset-Backed Notes, and, other than the assets of IP Holdings described above, our assets and the assets of our other subsidiaries are not available to IP Holdings' creditors. The assets of IP Holdings are not available to creditors other than the holders of the Asset-Backed Notes.

Revolving Credit Facility.

On November 22, 2011, herein referred to as the Revolver Closing Date, we entered into a Revolving Credit Agreement, also referred to as the Revolver, with several banks and other financial institutions. The Revolver provides us a revolving line of credit in an aggregate principal amount of $150.0 million, with a $10.0 million sublimit for the issuance of letters of credit and a $10.0 million swingline facility.  The commitments under the Revolver will expire on November 22, 2013.  Certain of our subsidiaries have guaranteed our obligations under the Revolver pursuant to a guarantee and collateral agreement.

All amounts outstanding under the Revolver will bear interest, at our option, at the Eurodollar (ie. LIBOR) or the Base Rate (i.e., greatest of (a) the prime rate, (b) the federal funds effective rate plus ½ of 1% and (c) the one-month Eurodollar Rate plus 1%), plus an applicable margin of 3.25% and 2.25%, respectively.  The applicable margin will increase from and after the first anniversary of the Revolver Closing Date until the date that is six months from such date, to 4.00% and 3.00%, respectively, and to 5.00% and 4.00%, respectively, thereafter. The unused balance of the Revolver bears interest at 0.5% per annum, herein referred to as the Commitment Fee.

As of the Revolver Closing Date and through December 31, 2011, the entire $150.0 million provided by the Revolver remained unused. The Commitment Fee for 2011 was approximately $0.1 million, and is included in interest expense on our consolidated income statement.

Other. We believe that we will be able to satisfy our ongoing cash requirements for operations and debt servicing for the foreseeable future, primarily with cash flow from operations and if necessary our ability to draw down additional funds under our Revolver. In addition, as part of our business growth strategy, we intend, in addition to growing through the organic development of our brands and expanding internationally, to grow through acquisitions of additional brands. We anticipate that we would fund any such acquisitions through a combination of cash, and the issuance of equity and/or debt securities.

The following is a summary of contractual cash obligations, including interest for the periods indicated that existed as of December 31, 2011:

(000's omitted)	2012	2013	2014	2015	2016	Thereafter	Total
1.875% Convertible Notes	$287,500	$-	$-	$-	$-	$-	$287,500
2.50% Convertible Notes	-	-	-	-	300,000	-	300,000
Asset-Backed Notes	33,468	10,802	-	-	-	-	44,270
Ecko Note	10,000	10,000	47,000	-	-	-	67,000
Revolver	-	-	-	-	-	-	-
Operating leases	2,311	2,360	2,340	2,179	2,052	15,146	26,388
Employment contracts	4,563	3,832	3,134	2,310	-	-	13,839
Interest	17,797	12,457	9,819	7,500	3,125	-	50,698
Total contractual cash obligations	$355,639	$39,451	$62,293	$11,989	$305,177	$15,146	$789,695

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

New Accounting Standards

In May 2011, FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 amends Topic 820 to provide common fair value measurement and disclosure requirements in U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) and International Financial Reporting Standards. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements, as well as providing guidance on how fair value should be applied where its use is already required or permitted by other standards within U.S. GAAP. ASU No. 2011-04 is to be applied prospectively, and early adoption is not permitted. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. The adoption of ASU No. 2011-04 is not expected to have a material impact on our results of operations or our financial position.

In June 2011, FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU 2011-05 eliminates the option that permits the presentation of other comprehensive income in the statement of changes in equity and requires presenting components of net income and comprehensive income in either a one-statement approach with totals for both net income and comprehensive income, or a two-statement approach where a statement presenting the components of net income and total net income must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. For public companies, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively. Early adoption is permitted. We have elected early adoption of the two-statement approach as of December 31, 2011 and retrospectively for all other periods presented. See Part IV Item 15.

In September 2011, the FASB issued ASU 2011-08, “Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” ASU 2011-08 simplifies how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of ASU No. 2011-08 is not expected to have a material impact on our results of operations or our financial position.

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 provides for additional disclosures of both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The amendments in this Update are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods, and disclosures required by these amendments should be provided retrospectively for all comparative periods presented.

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” ASU 2011-12 defers the specific requirement to present items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income. ASU 2011-12 did not defer the requirement to report comprehensive income either in a single continuous statement or in two separate but consecutive financial statements. The amendments are effective at the same time as the amendments in ASU 2011-05.

Critical Accounting Policies

Several of our accounting policies involve management judgments and estimates that could be significant. The policies with the greatest potential effect on our consolidated results of operations and financial position include the estimate of reserves to provide for collectability of accounts receivable. We estimate the collectability considering historical, current and anticipated trends of our licensees related to deductions taken by customers and markdowns provided to retail customers to effectively flow goods through the retail channels, and the possibility of non-collection due to the financial position of our licensees' and their retail customers. Due to our licensing model, we do not have any inventory risk and have reduced our operating risks, and can reasonably forecast revenues and plan expenditures based upon guaranteed royalty minimums and sales projections provided by our retail licensees.

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

In June 2001, the FASB issued guidance under ASC Topic 350 Intangibles Goodwill and Other, which changed the accounting for goodwill from an amortization method to an impairment-only approach. Upon our adoption of this guidance, on February 1, 2002, we ceased amortizing goodwill. As prescribed under this guidance, we had goodwill tested for impairment during the years 2011, 2010 and 2009, and no write-downs from impairments were necessary. Our tests for impairment utilize discounted cash flow models to estimate the fair values of the individual assets. Assumptions critical to our fair value estimates are as follow: (i) discount rates used to derive the present value factors used in determining the fair value of the reporting units and trademarks; (ii) royalty rates used in our trade mark valuations; (iii) projected average revenue growth rates used in the reporting unit and trademark models; and (iv) projected long-term growth rates used in the derivation of terminal year values.  These tests factor in economic conditions and expectations of management and may change in the future based on period-specific facts and circumstances.

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

Impairment losses are recognized for long-lived assets, including certain intangibles, used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are not sufficient to recover the assets carrying amount. Impairment losses are measured by comparing the fair value of the assets to their carrying amount.  For the years 2011, 2010 and 2009 there was no impairment present for these long-lived assets.

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

We adopted guidance under ASC Topic 740, beginning January 1, 2007, as it relates to uncertain tax positions. The implementation of this guidance did not have a significant impact on our financial position or results of operations. The total unrecognized tax benefit was $1.1 million at the date of adoption. At December 31, 2011, the total unrecognized tax benefit was $1.2 million. However, this unrecognized tax benefit is not recognized for accounting purposes because the related deferred tax asset has been fully reserved in prior years. We are continuing our practice of recognizing interest and penalties related to income tax matters in income tax expense. There was no accrual for interest and penalties related to uncertain tax positions for the year ended December 31, 2011. We file federal and state tax returns and we are generally no longer subject to tax examinations for fiscal years prior to 2007.

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

We invested in certain auction rate securities, herein referred to as ARS. Beginning in the third quarter of 2007 and through December 31, 2011, our balance of ARS failed to auction due to sell orders exceeding buy orders, and the insurer of the ARS exercised its put option to replace the underlying securities of the ARS with its preferred securities.  Further, although the ARS had paid cash dividends according to their stated terms, the payments of cash dividends ceased after July 31, 2009 and were only temporarily reinstated for the four week period from December 23, 2009 to January 15, 2010.  The dividends would be resumed only if the board of directors of the insurer declared such cash dividends to be payable at a later date.  No further dividends were received.  In January 2010, we commenced a lawsuit against the broker-dealer of these ARS alleging, among other things, fraud, and seeking full recovery of the $13.0 million face value of the ARS, as well as legal costs and punitive damages.  In November 2010, the insurer filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code.  These funds will not be available to us unless we realize recovery through the bankruptcy process, settlement or legal judgment of the action brought against the broker-dealer. Due to the bankruptcy of the insurer of the ARS, which reduced the market value of its preferred securities to zero, we estimated the fair value of our ARS to be zero. We believe this cumulative decrease in fair value is permanent due to the aforementioned bankruptcy.  The cumulative effect of the failure to auction since the third quarter of fiscal 2007 through FY 2011 has resulted in pre-tax loss of $13.0 million which is reflected in the Consolidated Income Statement as a loss on marketable securities in the fourth quarter of 2010.

As described elsewhere in Note 5 of the Notes to Consolidated Financial Statements, in connection with the initial sale of our 1.875% Convertible Notes, we entered into convertible note hedges with affiliates of Merrill Lynch, Pierce, Fenner & Smith Incorporated and Lehman Brothers Inc.  At such time, the hedging transactions were expected, but were not guaranteed, to eliminate the potential dilution upon conversion of the 1.875% Convertible Notes. Concurrently, we entered into warrant transactions with the hedge counterparties.

On September 15, 2008 and October 3, 2008, respectively, Lehman Brothers Holdings Inc., or Lehman Holdings, and its subsidiary, Lehman Brothers OTC Derivatives Inc., or Lehman OTC, filed for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in the Southern District of New York, herein referred to as the bankruptcy court. On September 17, 2009, we filed proofs of claim with the bankruptcy court relating to the Lehman OTC convertible note hedges. We had purchased 40% of these convertible note hedges from Lehman OTC, or the Lehman note hedges, and we had sold 40% of the warrants to Lehman OTC. Lehman OTC’s obligations under the Lehman note hedges are guaranteed by Lehman Holdings. If the Lehman note hedges are rejected or terminated in connection with the Lehman OTC bankruptcy, we would have a claim against Lehman OTC and Lehman Holdings, as guarantor, for the damages and/or close-out values resulting from any such rejection or termination. While we intend to pursue any claim for damages and/or close-out values resulting from the rejection or termination of the Lehman note hedges, at this point in the Lehman bankruptcy cases it is not possible to determine with accuracy the ultimate recovery, if any, that we may realize on potential claims against Lehman OTC or Lehman Holdings, as guarantor, resulting from any rejection or termination of the Lehman note hedges. We also do not know whether Lehman OTC will assume or reject the Lehman note hedges, and therefore cannot predict whether Lehman OTC intends to perform its obligations under the Lehman note hedges. As a result, if Lehman OTC does not perform such obligations and the price of our common stock exceeds the $27.56 conversion price (as adjusted) of the 1.875% Convertible Notes, the effective conversion price of the 1.875% Convertible Notes (which is higher than the actual $27.56 conversion price due to these hedges) would be reduced and our existing stockholders may experience dilution at the time or times the 1.875% Convertible Notes are converted. The extent of any such dilution would depend, among other things, on the then prevailing market price of our common stock and the number of shares of common stock then outstanding, but we believe the impact will not be material and will not affect our income statement presentation. We are not otherwise exposed to counterparty risk related to the Lehman bankruptcies. We currently believe, although there can be no assurance, that the bankruptcy filings and their potential impact on these entities will not have a material adverse effect on our financial position, results of operations or cash flows. We will continue to monitor the bankruptcy filings of Lehman Holdings and Lehman OTC.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, herein referred to as the Exchange Act) as of the end of the period covered by this report. The purpose of disclosure controls is to ensure that information required to be disclosed in our reports filed with or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed to ensure that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

The principal executive officer and principal financial officer also conducted an evaluation of internal control over financial reporting, herein referred to as internal control, to determine whether any changes in internal control occurred during the year ended December 31, 2011 that may have materially affected or which are reasonably likely to materially affect internal control. Based on that evaluation, there has been no change in the Company’s internal control during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

February 29, 2012

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

In order to ensure that our internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for our financial reporting as of December 31, 2011. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, referred to as COSO. Our assessment included the documentation and understanding of our internal control over financial reporting. We have evaluated the design effectiveness and tested the operating effectiveness of internal controls to form our conclusion.

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

BDO USA, LLP, the independent registered public accounting firm who audits our financial statements, has audited our internal control over financial reporting as of December 31, 2011 and has expressed an unqualified opinion thereon.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Iconix Brand Group, Inc.

New York, New York

We have audited Iconix Brand Group, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in     Internal Control - Integrated Framework     issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Iconix Brand Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Iconix Brand Group, Inc maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Iconix Brand Group, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 and our report dated February 29, 2012 expressed an unqualified opinion thereon.

/s/ BDO USA LLP

New York, New York

February 29, 2012

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item concerning our directors, executive officers and certain corporate governance matters is incorporated by reference from our definitive proxy statement relating to our  Annual Meeting of Stockholders to be held in 2012 (“2012 Definitive Proxy Statement”) to be filed with the SEC.

Code of Business Conduct

We have adopted a written code of business conduct that applies to our officers, directors and employees.  Copies of our code of business conduct are available, without charge, upon written request directed to our corporate secretary at Iconix Brand Group, Inc., 1450 Broadway, New York, NY 10018.

Item 11. Executive Compensation.

The information required under this item is hereby incorporated by reference from our 2012 Definitive Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required under this item is hereby incorporated by reference from our 2012 Definitive Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required under this item is hereby incorporated by reference from our 2012 Definitive Proxy Statement.

Item 14. Principal Accounting Fees and Services.

The information required under this item is hereby incorporated by reference from our 2012 Definitive Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Documents included as part of this Annual Report

1. The following consolidated financial statements are included in this Annual Report:

- Report of Independent Registered Public Accounting Firm

- Consolidated Balance Sheets - December 31, 2011 and 2010

- Consolidated Income Statements for the years ended December 31, 2011, 2010 and 2009

- Consolidated Statements of Comprehensive Income for the years ended December 31, 2011, 2010 and 2009

- Consolidated Statements of Stockholders' Equity for the years ended December 31, 2011, 2010 and

       2009

- Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009

- Notes to Consolidated Financial Statements

2. The following financial statement schedules are included in this Annual Report:

- Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

- Schedule for the years ended December 31, 2011, 2010 and 2009

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

ICONIX BRAND GROUP, INC.

Date: February 29, 2012	By:	/s/ Neil Cole
Neil Cole,
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/ Neil Cole
Neil Cole	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	February 29, 2012

/s/ Warren Clamen
Warren Clamen	Chief Financial Officer (Principal Financial and Accounting Officer)	February 29, 2012

/s/ Barry Emanuel
Barry Emanuel	Director	February 29, 2012

/s/ Drew Cohen
Drew Cohen	Director	February 29, 2012

/s/ F. Peter Cuneo
F. Peter Cuneo	Director	February 29, 2012

/s/ Mark Friedman
Mark Friedman	Director	February 29, 2012

/s/ James A. Marcum
James A. Marcum	Director	February 29, 2012

/s/ Laurence N. Charney
Laurence N. Charney	Director	February 29, 2012

Index to Exhibits

Exhibit Numbers	Description

2.1	Asset Purchase dated October 29, 2004 by and among B.E.M. Enterprise, Ltd., Escada (USA) Inc., the Company and Badgley Mischka Licensing LLC (1)

2.2	Asset Purchase Agreement dated July 22, 2005 by and among the Company, Joe Boxer Company, LLC, Joe Boxer Licensing, LLC, JBC Canada Holdings, LLC, Joe Boxer Canada, LP, and William Sweedler, David Sweedler, Alan Rummelsburg, Joseph Sweedler and Arnold Suresky (2)

2.3	Asset Purchase Agreement dated September 16, 2005 by and among the Company, Rampage Licensing, LLC, Rampage.com, LLC, Rampage Clothing Company, Larry Hansel, Bridgette Hansel Andrews, Michelle Hansel, Paul Buxbaum and David Ellis (3)

2.4	Merger Agreement dated as of March 31, 2006 by and among the Company, Moss Acquisition Corp., Mossimo, Inc., and Mossimo Giannulli (4)

2.5	Asset Purchase Agreement dated as of March 31, 2006, between the Company and Mudd (USA) LLC (5)

2.6	Amendment dated April 11, 2006 to Asset Purchase Agreement dated as of March 31, 2006 between the Company and Mudd (USA), LLC. (6)

2.7	Asset Purchase Agreement, dated as of August 21, 2006, between the Company and London Fog Group, Inc. (7)

2.8	Asset Purchase Agreement, dated as of October 31, 2006, between the Company, The Warnaco Group, Inc., and Ocean Pacific Apparel Corp. (including the forms of the Note and the Registration Rights Agreement) (27)+

2.9	Assets Purchase Agreement dated as of February 21, 2007 by and among the Company, Danskin, Inc. and Danskin Now, Inc. (28)+**

2.10	Asset Purchase Agreement dated March 6, 2007 by and among the Company, Rocawear Licensing LLC, Arnold Bize, Shawn Carter and Naum Chernyavsky (29)+

2.11	Purchase and Sale Agreement, dated September 6, 2007, by and among the Company, Official Pillowtex LLC and the Sellers of interests in Official Pillowtex, LLC (“the Sellers”) (32)+

2.12	Asset Purchase Agreement dated November 15, 2007 by and among the Company, Exeter Brands Group LLC and NIKE, Inc. (34)+

2.13	Asset Purchase Agreement by and among NexCen Brands, Inc., NexCen Fixed Asset Company , LLC, NexCen Brand Management, Inc., WV IP Holdings, LLC and the Company dated September 29, 2008 (39)+

2.14	Contribution and Sale Agreement dated October 26, 2009 by and among the Company, IP Holder LLC, now known as IP Holdings Unltd LLC, Seth Gerszberg, Suchman LLC, Yakira, L.L.C., Ecko.Complex, LLC, Zoo York LLC and Zoo York THC LLC. + (46)

2.15	Membership Interest Purchase Agreement dated as of March 9, 2010 by and between the Company and Purim LLC (50)+

2.16	Purchase Agreement dated as of April 26, 2010 by and among the Company, United Features Syndicate, Inc. and The E.W. Scripps Company (51)+

2.17	Asset Purchase Agreement dated April 26, 2011 by and among Hardy Way LLC, Nervous Tattoo, Inc. and Audigier Brand Management Group, LLC (53)+

2.18	Asset Purchase Agreement dated October 26, 2011 by and between the Company and Sharper Image Acquisition LLC (58) +

3.1	Certificate of Incorporation, as amended (8)

3.2	Restated and Amended By-Laws (9)

4.1	Rights Agreement dated January 26, 2000 between the Company and Continental Stock Transfer and Trust Company (10)

4.2	Fifth Amended and Restated Indenture dated of August 28, 2006 by and between IP Holdings LLC, as issuer, and Wilmington Trust Company as Trustee (7)

4.3	Indenture, dated June 20, 2007 between the Company and The Bank of New York (31)

4.4	Registration Rights Agreement, dated June 20, 2007, by and among the Company, Merrill Lynch, Pierce, Fenner & Smith, Incorporated and Lehman Brothers Inc. (31)

4.5	Indenture, dated May 23, 2011, between the Company and The Bank of New York Mellon Trust, N.A. (54)

4.6	Global Note (54)

10.1	1997 Stock Option Plan of the Company (12)*

10.2	2000 Stock Option Plan of the Company (13)*

10.3	2001 Stock Option Plan of the Company (14)*

10.4	2002 Stock Option Plan of the Company (15)*

10.5	Non -Employee Director Stock Incentive Plan (16)*

10.6	401(K) Savings Plan of the Company (17)

10.7	Employment Agreement between Neil Cole and the Company dated January 28, 2008 (9)*

10.8	Membership Interest Purchase Agreement dated as of May 4, 2009 by and among the Company, Donald Edward Hardy and Francesca Passalacqua, trustees of the Hardy/Passalacqua Family Revocable Trust and Donald Edward Hardy. + (47)

10.9	2009 Equity Incentive Plan*(49)

10.15	Option Agreement of Neil Cole dated November 29, 1999 (17)*

10.16	The Company’s 2006 Equity Incentive Plan and forms of options granted thereunder (37)*

10.17	Restricted Stock Agreement dated September 22, 2006 between the Company and Andrew Tarshis (24)*

10.18	Restricted Stock Agreement dated September 22, 2006 between the Company and Deborah Sorell Stehr (24)*

10.19	Form of Restricted Stock Agreement for officers under the Company’s 2006 Equity Incentive Plan (25)*

10.20	Form of Restricted Stock Agreement for Directors under the Company’s 2006 Equity Incentive Plan (25)*

10.21	8% Senior Subordinated Note due 2012 of the Company payable to Sweet Sportswear, LLC (20)

10.22	Letter Agreement dated October 29, 2004 among UCC Funding Corporation, Content Holdings, Inc., the Company and Badgley Mischka Licensing LLC (1)

10.23	Form of Option Agreement under the Company’s 1997 Stock Option Plan (18)*

10.24	Form of Option Agreement under the Company’s 2000 Stock Option Plan (18)*

10.25	Form of Option Agreement under the Company’s 2001 Stock Option Plan (18)*

10.26	Form of Option Agreement under the Company’s 2002 Stock Option Plan (18)*

10.27	Agreement dated June 2, 2006 among the Company, UCC Consulting, Content Holdings, James Haran and Robert D’Loren (44)

10.28	Common Stock Purchase Warrant issued to UCC Consulting Corporation (45)

10.29	Purchase and Sale Agreement dated June 2, 2006 by and among the Company, Content Holdings, Robert D’Loren, Seth Burroughs and Catherine Twist (44)

10.30	Loan and Security Agreement dated as of October 31, 2006 among Mossimo Holdings LLC, Mossimo Management LLC, and Merrill Lynch Mortgage Capital Inc., as agent and lender (11)+

10.31	Guaranty dated as of October 31, 2006 by the Company in favor of Merrill Lynch Mortgage Capital Inc., as agent (11)

10.32	Registration Rights Agreement dated as of March 9, 2007 by and between the Company and Danskin, Inc. (28)

10.33	Registration Rights Agreement dated March 30, 2007 by and between the Company and Rocawear Licensing LLC (29)

10.34	Amended and Restated Credit Agreement dated as of May 2, 2007 by and among the Company, Lehman Brothers Inc. as Arranger, and Lehman Commercial Paper Inc., as Lender, as Syndication Agent and as Administrative Agent (30)+

10.35	Guarantee and Collateral Agreement made by the Company and certain of its subsidiaries in favor of Lehman Commercial Paper Inc., as Administrative Agent (30)+

10.36	Purchase Agreement, dated June 14, 2007, by and among the Company, Merrill Lynch, Pierce, Fenner & Smith, Incorporated and Lehman Brothers Inc. (31)

10.37	Letter Agreement Confirming OTC Convertible Note Hedge, dated June 19, 2007 among the Company, Merrill Lynch International and, solely in its capacity as agent thereunder, Merrill Lynch, Pierce, Fenner & Smith Incorporated (31)

10.38	Letter Agreement, Confirming OTC Convertible Note Hedge, dated June 19, 2007, among the Company, Lehman Brothers - OTC Derivatives Inc. and, solely in its capacity as agent thereunder, Lehman Brothers (31)

10.39	Letter Agreement, Confirming OTC Warrant transaction, dated June 19, 2007, among the Company, Merrill Lynch International and, solely in its capacity as agent thereunder, Merrill Lynch, Pierce, Fenner & Smith Incorporated (31)

10.40	Letter Agreement, Confirming OTC Warrant Transaction, dated June 19, 2007, among the Company, Lehman Brothers OTC Derivatives Inc. and, solely in its capacity as agent thereunder, Lehman Brothers (31)

10.41	Escrow Agreement dated September 6, 2007 by and between the Company, Ben Kraner, on behalf of the Sellers, as each Seller’s authorized attorney-in-fact, and U.S. Bank National Association, as escrow agent (32)

10.42	Note and Security Agreement dated November 7, 2007 made by Artful Holdings, LLC in favor of the Company (33)

10.43	Restricted Stock Grant Agreement dated February 19, 2008 between the Company and Neil Cole (42)*

10.44	Restricted Stock Performance Unit Agreement dated February 19, 2008 between the Company and Neil Cole (42)*

10.45	Lease dated as of November 12, 2007 with respect to the Company’s Executive Offices (42)

10.46	Iconix Brand Group, Inc. Executive Incentive Bonus Plan (35)

10.47	Transition Services Agreement between the Company and David Conn (38)

10.48	Employment Agreement dated November 11, 2008 between the Company and Andrew Tarshis (40)*

10.49	Employment Agreement dated November 11, 2008 between the Company and Warren Clamen (40)*

10.50	Agreement dated May 2008 between the Company and Neil Cole.(36)*

10.51	Agreement dated December 24, 2008 between the Company and Neil Cole (41)*

10.52	Form of restricted stock agreement under the 2009 Equity Incentive Plan* (48)

10.53	Form of stock option agreement under the 2009 Equity Incentive Plan* (48)

10.54	Restricted Stock Performance Unit Agreement with Neil Cole dated September 23, 2009* (48)

10.55	Restricted Stock Agreement with Warren Clamen dated September 22, 2009* (48)

10.56	Restricted Stock Agreement with Andrew Tarshis dated September 22, 2009* (48)

10.57	Employment Agreement dated November 17, 2009 between the Company and Yehuda Shmidman * (52)

10.58	Employment Agreement dated February 26, 2009 between the Company and David Blumberg* (52)

10.59	Restricted Stock Agreement with David Blumberg dated September 22, 2009* (52)

10.60	Lease dated as of December 30, 1994, including amendments dated November 30, 1996, September 26, 2003, and December 23, 2004, with respect to the Company’s office at 200 Madison Avenue ++

10.61	Purchase Agreement, dated May 17, 2011, among Iconix Brand Group, Inc., Barclays Capital Inc. and Goldman, Sachs & Co. (54)

10.62	Confirmation of OTC Convertible Note Hedge, dated May 17, 2011, between the Company Inc. and Barclays Capital Inc., acting as agent for Barclays Bank PLC (54)

10.63	Confirmation of OTC Convertible Note Hedge, dated May 17, 2011, between the Company and Goldman, Sachs & Co. (54)

10.64	Confirmation of OTC Warrant Transaction, dated May 17, 2011, between the Company and Barclays Capital Inc., acting as agent for Barclays Bank PLC (54)

10.65	Confirmation of OTC Warrant Transaction, dated May 17, 2011, between the Company and Goldman, Sachs & Co. (54)

10.66	Confirmation of Additional OTC Convertible Note Hedge, dated May 18, 2011, between the Company and Barclays Capital Inc., acting as agent for Barclays Bank PLC (54)

10.67	Confirmation of Additional OTC Convertible Note Hedge, dated May 18, 2011, between the Company and Goldman, Sachs & Co. (54)

10.68	Confirmation of Additional OTC Warrant Transaction, dated May 18, 2011, between the Company and Barclays Capital Inc., acting as agent for Barclays Bank PLC (54)

10.69	Amendment to Employment Agreement between Neil Cole and the Company dated June 17, 2011 (55)*

10.70	Restricted Stock Agreement dated June 17, 2011 between the Company and Neil Cole (56)*

10.70	Restricted Stock Performance Unit Agreement dated June 17, 2011 between the Company and Neil Cole (56)*

10.71	Employment Agreement dated October 7, 2011 between the Company and Warren Clamen (57)*

10.72	Employment Agreement dated October 7, 2011 between the Company and Andrew Tarshis (57)*

10.73	Revolving Credit Agreement dated as of November 22, 2011 among the Company, as Borrower, and the several banks and other financial institutions or entities from time to time parties thereto, Barclays Capital, the investment banking division of Barclays Bank PLC, Goldman Sachs Bank USA and GE Capital Markets, Inc., as Joint Lead Arrangers and Joint Bookrunners, Goldman Sachs Bank USA and GE Capital Markets, Inc., as Syndication Agents, Barclays Bank PLC, as Documentation Agent, and Barclays Bank PLC, as Administrative Agent (59)

10.74	Guarantee and Collateral Agreement dated as of November 22, 2011 made by the Company and certain of its Subsidiaries in favor of Barclays Bank PLC, as Administrative Agent (59)

21	Subsidiaries of the Company ++

23	Consent of BDO USA, LLP ++

31.1	Certification of Chief Executive Officer Pursuant To Rule 13a-14 Or 15d-14 Of The Securities Exchange Act Of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002 ++

31.2	Certification of Principal Financial Officer Pursuant To Rule 13a-14 Or 15d-14 Of The Securities Exchange Act Of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002 ++

32.1	Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 ++

32.2	Certification of Principal Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 ++

99.1	Note Purchase Agreement by and among IP Holdings LLC, the Company and Mica Funding, LLC, dated April 11, 2006 (26)+

99.2	Note Purchase Agreement by and among IP Holdings LLC, the Company and Mica Funding, LLC, dated August 28, 2006 (7)+

99.3	Agreement for Creative Director Services dated as of October 31, 2006 by and among the Company, Mossimo, Inc. and Mossimo Giannulli (11)

(1)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 2004 and incorporated by reference herein.

(2)	Filed as an exhibit to the Company's Current Report on Form 8-K for the event dated July 22, 2005 and incorporated by reference herein.

(3)	Filed as an exhibit to the Company's Current Report on Form 8-K for the event dated September 16, 2005 and incorporated by reference herein.

(4)	Filed as an exhibit to the Company's Current Report on Form 8-K for the event dated March 31, 2006 (SEC accession No. 0000950117-06-001668) and incorporated by reference herein.

(5)	Filed as an exhibit to the Company's Current Report on Form 8-K for the event dated March 31, 2006 (SEC accession No. 0000950117-06-001669) and incorporated by reference herein.

(6)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated by reference herein.

(7)	Filed as an exhibit filed to the Company's Current Report on Form 8-K for the event dated August 28, 2006 and incorporated by reference herein.

(8)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated by reference herein.

(9)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated January 28, 2008 and incorporated by reference herein.

(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated January 26, 2000 and incorporated by reference herein.

(11)	Filed as an exhibit to the Company’s Current Report on form 8-K for the event dated October 31, 2006 (SEC accession no. 0001144204-06-045497) and incorporated by reference herein.

(12)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 1997 and incorporated by reference herein.

(13)	Filed as Exhibit A to the Company’s definitive Proxy Statement dated July 18, 2000 as filed on Schedule 14A and incorporated by reference herein.

(14)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended January 31, 2002 and incorporated by reference herein.

(15)	Filed as Exhibit B to the Company’s definitive proxy statement dated May 28, 2002 as filed on Schedule 14A and incorporated by reference herein.

(16)	Filed as Appendix B to the Company’s definitive Proxy Statement dated July 2, 2001 as filed on Schedule 14A and incorporated by reference herein.

(17)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended January 31, 2003 and incorporated by reference herein.

(18)	Filed as an exhibit to the Company’s Transition Report on Form 10-K for the transition period from February 1, 2004 to December 31, 2004 and incorporated by reference herein.

(19)	Intentionally omitted.

(20)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2002 and incorporated by reference herein.

(21)	Intentionally omitted.

(22)	Intentionally omitted.

(23)	Intentionally omitted.

(24)	Filed as an exhibit to the Company's Current Report on Form 8-K for the event dated September 22, 2006 and incorporated by reference herein.

(25)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated by reference herein.

(26)	Filed as an exhibit to the Company's Current Report on Form 8-K for the event dated April 11, 2006 and incorporated by reference herein.

(27)	Filed as an exhibit to the Company's Current Report on Form 8-K for the event dated October 31, 2006 (SEC accession no. 0001144204-06-0455507) and incorporated by reference herein.

(28)	Filed as an exhibit to the Company's Current Report on Form 8-K for the event dated March 9, 2007 and incorporated by reference herein.

(29)	Filed as an exhibit to the Company's Current Report on Form 8-K for the event dated March 30, 2007 and incorporated by reference herein.

(30)	Filed as an exhibit to the Company's Current Report on Form 8-K for the event dated May 1, 2007 and incorporated by reference herein.

(31)	Filed as an exhibit to the Company's Current Report on Form 8-K for the event dated June 14, 2007 and incorporated by reference herein.

(32)	Filed as an exhibit to the Company's Current Report on Form 8-K for the event dated October 3, 2007 and incorporated by reference herein.

(33)	Filed as an exhibit to the Company's Current Report on Form 8-K for the event dated November 7, 2007 and incorporated by reference herein.

(34)	Filed as an exhibit to the Company's Current Report on Form 8-K for the event dated December 17, 2007 and incorporated by reference herein.

(35)	Filed as Annex B to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 7, 2008 and incorporated by reference herein.

(36)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 and incorporated by reference herein.

(37)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated July 31, 2008 and incorporated by reference herein.

(38)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated August 13, 2008 and incorporated by reference herein.

(39)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated September 29, 2008 and incorporated by reference herein.

(40)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated November 11, 2008 and incorporated by reference herein.

(41)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated December 24, 2008 and incorporated by reference herein.

(42)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2007 and incorporated by reference herein.

(43)	Intentionally omitted.

(44)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated June 2, 2006 and incorporated by reference herein.

(45)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated by reference herein.

(46)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated October 30, 2009 and incorporated herein by reference.

(47)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated May 4, 2009 and incorporated herein by reference.

(48)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and incorporated herein by reference.

(49)	Filed as Annex A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on June 29, 2009 and incorporated by reference herein.

(50)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated March 9, 2010 and incorporated by reference herein.

(51)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated April 26, 2010 and incorporated by reference herein.

(52)	Filed as an exhibit to the Company’s Report on Form 10-K for the year ended December 31, 2009 and incorporated by reference herein.

(53)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated April 26, 2011 and incorporated by reference herein.

(54)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated May 17, 2011 and incorporated by reference herein.

(55)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated June 17, 2011 and incorporated by reference herein.

(56)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 and incorporated herein by reference.

(57)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated October 7, 2011 and incorporated by reference herein.

(58)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated October 26, 2011 and incorporated by reference herein.

(59)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated November 22, 2011 and incorporated by reference herein.

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

Year ended December 31, 2011

Iconix Brand Group, Inc. and Subsidiaries

Form 10-K

Index to Consolidated Financial Statements and Financial Statement Schedule

The following consolidated financial statements of Iconix Brand Group Inc. and subsidiaries are included in Item 15:

The following consolidated financial statement schedule of Iconix Brand Group, Inc. and subsidiaries is included in Item 15(d):

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	F-37

Schedule II Valuation and qualifying accounts	F-38

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Iconix Brand Group, Inc.

New York, New York

We have audited the accompanying consolidated balance sheets of Iconix Brand Group, Inc. and Subsidiaries as of December 31, 2011 and 2010 and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Iconix Brand Group, Inc. and subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Iconix Brand Group, Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 29, 2012 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

February 29, 2012

New York, New York

Iconix Brand Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except par value)

	December 31,	December 31,
	2011	2010

Assets
Current Assets:
Cash (including restricted cash of $14,071 in 2011 and $3,300 in 2010)	$181,788	$121,935
Accounts receivable	79,669	65,507
Deferred income tax assets	2,114	1,743
Other assets - current	20,934	36,681
Total Current Assets	284,505	225,866
Property and equipment:
Furniture, fixtures and equipment	18,136	14,894
Less: Accumulated depreciation	(6,860)	(4,410)
	11,276	10,484
Other Assets:
Restricted cash	7,220	15,866
Other assets	34,186	43,128
Trademarks and other intangibles, net	1,550,996	1,400,550
Deferred financing costs, net	3,573	3,119
Investments and joint ventures	46,278	59,677
Goodwill	223,269	192,780
	1,865,522	1,715,120
Total Assets	$2,161,303	$1,951,470

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$22,940	$43,275
Deferred revenue	11,801	16,305
Current portion of long-term debt	322,423	36,380
Other liabilities - current	5,619	4,000
Total current liabilities	362,783	99,960

Deferred income tax liability	174,238	138,577
Long-term debt, less current maturities	310,966	548,007
Deferred revenue	5,897	11,561
Other liabilities	13,843	14,451
Total Liabilities	867,727	812,556

Commitments and contingencies

Stockholders' Equity
Common stock, $.001 par value shares authorized 150,000; shares issued 75,393 and 73,930, respectively	75	74
Additional paid-in capital	802,194	752,803
Retained earnings	420,421	294,316
Accumulated other comprehensive loss	(483)	-
Less: Treasury stock – 2,708 and 1,409 shares at cost, respectively	(33,154)	(10,831)
Total Iconix Brand Group, Inc. Stockholders’ Equity	1,189,053	1,036,362
Non-controlling interest	104,523	102,552
Total Stockholders’ Equity	1,293,576	1,138,914
Total Liabilities and Stockholders' Equity	$2,161,303	$1,951,470

See accompanying notes to consolidated financial statements.

Iconix Brand Group, Inc. and Subsidiaries

Consolidated Income Statements

(in thousands, except earnings per share data)

	Year	Year	Year
	Ended	Ended	Ended
	December 31,	December 31,	December 31
	2011	2010	2009

Licensing and other revenue	$369,845	$332,559	$232,058

Selling, general and administrative expenses	140,985	138,532	79,356
Expenses (benefit) related to specific litigation, net	94	(15,688)	137

Operating income	228,766	209,715	152,565

Other expenses (income):
Interest expense	50,754	43,155	41,214
Interest and other income	(24,162)	(3,837)	(2,481)
Equity earnings on joint ventures	(10,353)	(5,492)	(3,424)
Loss on marketable securities	-	13,000	-
Other expenses - net	16,239	46,826	35,309

Income before income taxes	212,527	162,889	117,256

Provision for income taxes	71,286	52,409	41,225

Net income	$141,241	$110,480	$76,031

Less: Net income attributable to non-controlling interest	$15,136	$11,633	$920

Net income attributable to Iconix Brand Group, Inc.	$126,105	$98,847	$75,111

Earnings per share:
Basic	$1.72	$1.37	$1.14

Diluted	$1.67	$1.32	$1.10

Weighted average number of common shares outstanding:
Basic	73,111	72,151	65,763

Diluted	75,495	74,713	68,325

See accompanying notes to consolidated financial statements.

Iconix Brand Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(in thousands)

	Year Ended December 31,
	2011	2010	2009

Net income	$141,241	$110,480	$76,031
Other comprehensive (loss) income:
Change in fair value of cash flow hedge	(483)	-	-
Realization of cash flow hedge	-	-	162
Change in fair value of securities	-	-	(314)
Reclassification to earnings of loss on marketable securities	-	4,032	-
Total other comprehensive (loss) income	(483)	4,032	(152)

Comprehensive income	$140,758	$114,512	$75,879

Less: comprehensive income attributable to non-controlling interest	15,136	11,633	920

Comprehensive income attributable to Iconix Brand Group, Inc.	$125,622	$102,879	$74,959

See accompanying notes to consolidated financial statements.

Iconix Brand Group, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(in thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-Controlling Interest	Total

Balance at January 1, 2009	59,077	$59	$533,234	$120,358	$(3,880)	$(5,682)	$-	$644,089
Shares issued on exercise of stock options	828	1	3,229	-	-	-	-	3,230
Shares issued on vesting of restricted stock	268	-	-	-	-	-	-
Shares issued for earn-out on acquisition	1,297	1	15,675	-	-	-	-	15,676
Issuance of new stock	10,700	11	152,787	-	-	-	-	152,798
Issuance of common stock related to joint venture	589	1	7,998	-	-	-	-	7,999
Shares repurchased on vesting of restricted stock and exercise of stock options	-	-	-	-	-	(724)	-	(724)
Shares repurchased on open market	-	-	-	-	-	(1,455)	-	(1,455)
Tax benefit of stock option exercises	-	-	3,600	-	-	-	-	3,600
Amortization expense in connection with restricted stock	-	-	8,925	-	-	-	-	8,925
Amortization expense in connection with convertible notes	-	-	56	-	-	-	-	56
Comprehensive income	-	-	-	75,111	(152)	-	920	75,879
Non-controlling interest of acquired companies	-	-	-	-	-	-	59,699	59,699
Balance at December 31, 2009	72,759	$73	$725,504	$195,469	$(4,032)	$(7,861)	$60,619	$969,772
Shares issued on exercise of stock options	499	-	2,083	-	-	-	-	2,083
Shares issued on vesting of restricted stock	75	-	-	-	-	-	-	-
Shares issued/accrued for earn-out on acquisition	597	1	12,471	-	-	-	-	12,472
Tax benefit of stock option exercises	-	-	1,301	-	-	-	-	1,301
Compensation expense in connection with restricted stock and stock options	-	-	11,444	-	-	-	-	11,444
Shares repurchased on vesting of restricted stock and exercise of stock options	-	-	-	-	-	(2,970)	-	(2,970)
Comprehensive income	-	-	-	98,847	4,032	-	11,633	114,512
Distribution to Joint Ventures	-	-	-	-	-	-	(3,078)	(3,078)
Non-controlling interest of acquired companies	-	-	-	-	-	-	33,378	33,378
Balance at January 1, 2011	73,930	$74	$752,803	$294,316	$-	$(10,831)	$102,552	$1,138,914
Shares issued on exercise of stock options and warrants	968	1	3,311	-	-	-	-	3,312
Shares issued on vesting of restricted stock	351	-	-	-	-	-	-	-
Shares issued for earn-out on acquisition	144	-	2,776	-	-	-	-	2,776
Tax benefit of stock option exercises	-	-	4,940	-	-	-	-	4,940
Compensation expense in connection with restricted stock and stock options	-	-	11,742	-	-	-	-	11,742
Shares repurchased on the open market	-	-	-	-	-	(19,138)	-	(19,138)
Cost of shares repurchased on vesting of restricted stock and exercise of stock options	-	-	-	-	-	(3,185)	-	(3,185)
Equity portion of convertible notes	-	-	35,996	-	-	-	-	35,996
Net cost of hedge on convertible notes	-	-	(9,374)	-	-	-	-	(9,374)
Comprehensive income	-	-	-	126,105	(483)	-	15,136	140,758
Distributions to joint ventures	-	-	-	-	-	-	(11,895)	(11,895)
Distribution of capital proceeds							(18,000)	(18,000)
Non-controlling interest of acquired companies	-	-	-	-	-	-	16,730	16,730
Balance at December 31, 2011	75,393	$75	$802,194	$420,421	$(483)	$(33,154)	$104,523	$1,293,576

See accompanying notes to consolidated financial statements.

Iconix Brand Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (in thousands)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$141,241	$110,480	$76,031
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation of property and equipment	2,450	1,800	690
Amortization of trademarks and other intangibles	6,988	8,307	7,325
Amortization of deferred financing costs	4,309	2,276	2,313
Amortization of convertible note discount	23,057	15,021	14,101
Stock-based compensation expense	11,742	11,444	8,925
Loss on marketable securities	-	13,000	-
Non-cash gain on sale of trademarks and joint venture interests	-	-	(6,601)
Non-cash gain on re-measurement of equity investment	(21,465)	-	-
Realization of cash flow hedge		87	201
Allowance for doubtful accounts	1,948	2,253	4,312
Earnings on equity investments in joint ventures	(10,353)	(5,492)	(3,424)
Deferred income tax provision	27,737	13,448	17,137
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(17,252)	3,638	(19,925)
Other assets - current	16,868	(16,002)	4,094
Other assets	12,298	(14,872)	(3,196)
Deferred revenue	(10,168)	(13,515)	11,791
Accounts payable and accrued expenses	(11,791)	33,850	9,084
Net cash provided by operating activities	177,609	165,723	122,858
Cash flows used in investing activities:
Purchases of property and equipment	(3,242)	(3,190)	(3,873)
Acquisition of interest in Peanuts Worldwide	-	(172,054)	-
Acquisition of interest in MG Icon	-	(4,000)	-
Acquisition of Sharper Image	(65,600)	-	-
Acquisition of interest in Hardy Way	(62,000)	-	(9,000)
Investment in IP Holdings Unltd	-	-	(63,500)
Payment of accrued expenses related to acquisitions	-	(1,177)	(223)
Acquisition of Zoo York - net	(18,000)
Net distributions (to) from equity partners	(8,116)	2,154	2,469
Earn-out payment on acquisition	-	(799)	(12,900)
Addition to trademarks	(568)	(88)	(145)
Net cash used in investing activities	(157,526)	(179,154)	(87,172)
Cash flows (used in) provided by financing activities:
Proceeds from exercise of stock options and warrants	3,312	2,083	3,230
Payment of long-term debt	(211,784)	(81,418)	(60,937)
Proceeds from long-term debt	292,500	-	-
Proceeds from sale of warrants	28,800	-	-
Payment for purchase of convertible note hedge	(58,740)	-	-
Acquisition of interest in MG Icon	(4,000)	-	-
Proceeds from common stock issuance, net	-	-	152,798
Deferred financing costs	(3,381)	-	-
Excess tax benefit from share-based payment arrangements	4,940	1,301	3,600
Shares repurchased on vesting of restricted stock and exercise of stock options	(3,185)	(2,970)	(724)
Non-controlling interest contribution	1,800	14,826	2,066
Shares repurchased on open market	(19,138)	-	(1,455)
Restricted cash - current	(10,771)	2,863	(5,286)
Restricted cash - non-current	8,646	-	-
Net cash provided by (used in) financing activities	28,999	(63,315)	93,292
Net increase (decrease) in cash and cash equivalents	49,082	(76,746)	128,978
Cash and cash equivalents, beginning of year	118,635	195,381	66,403
Cash and cash equivalents, end of year	$167,717	118,635	195,381
Balance of restricted cash - current	14,071	3,300	6,163
Total cash and cash equivalents including current restricted cash, end of year	$181,788	$121,935	201,544

Supplemental disclosure of cash flow information:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2011	2010	2009
Cash paid during the year:
Income taxes	$40,194	$25,785	$14,062
Interest	$22,969	$22,554	$21,922

Supplemental disclosures of non-cash investing and financing activities:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2011	2010	2009
Acquisitions:
Common stock issued	$3,210	$9,689	$23,675
MG Icon note payable	$-	$16,000	$-

See accompanying notes to consolidated financial statements.

Iconix Brand Group, Inc and Subsidiaries

Notes to Consolidated Financial Statements

Information as of and for the Years Ended December 31, 2011, 2010 and 2009

(dollars are in thousands (unless otherwise noted), except per share data)

The Company

Iconix Brand Group, Inc (the “Company”) is in the business of licensing and marketing intellectual property. The Company, through its wholly-owned subsidiaries, currently owns the following brands: Candie's®, Bongo®, Badgley Mischka®, Joe Boxer®, Rampage®, Mudd®, London Fog®, Mossimo®, Ocean Pacific/OP®, Danskin®, Rocawear®, Cannon®, Royal Velvet®, Fieldcrest®, Charisma®, Starter®, Waverly®, Zoo York® and Sharper Image®, which it licenses to third parties for use in connection with a variety of apparel, fashion accessories, footwear, beauty and fragrance, and home products and decor. In addition, Scion LLC (“Scion”), a joint venture in which the Company has a 50% investment, owns the Artful Dodger® brand; Hardy Way LLC (“Hardy Way”), a joint venture in which the Company has an 85% investment, owns the Ed Hardy® brands; IP Holdings Unltd LLC (“IPH Unltd”), a joint venture in which the Company has a 51% investment, owns the Ecko® brands; MG Icon LLC (“MG Icon”), a joint venture in which the Company has a 50% investment, owns the Material Girl TM and Truth or Dare TM brands; and Peanuts Holdings LLC (“Peanuts Holdings”), a joint venture in which the Company has an 80% investment, owns, through its wholly-owned subsidiary Peanuts Worldwide LLC (“Peanuts Worldwide”), the Peanuts® brands.  The Company’s brands are sold across a variety of distribution channels through direct-to-retail and wholesale licenses, from the mass tier to the luxury market. The Company supports its brands with innovative advertising and promotional campaigns designed to increase brand awareness, and provides its licensees with coordinated trend direction to enhance product appeal and help maintain and build brand integrity.

The Company's business strategy, as a licensing and marketing company, is to maximize the value of its intellectual property by entering into strategic licenses with licensees who have been selected based upon the Company's belief that they will be able to produce and sell quality products in the categories of their specific expertise. This licensing strategy is designed to permit the Company to operate its licensing business with minimal working capital, no inventory, production or distribution costs or risks, and utilizing a group of core employees. Further, the Company also seeks to monetize its trademarks internationally through licenses, partnerships, and other arrangements, such as joint ventures.

1. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and, in accordance with U.S. GAAP and accounting for variable interest entities and majority owned subsidiaries, the Company consolidates five joint ventures (Scion, IPH Unltd, Peanuts Holdings, Hardy Way, and OP Japan Holdings Ltd; see Note 3 for explanation). All significant intercompany transactions and balances have been eliminated in consolidation. The Company uses the equity method of accounting to account for those investments and joint ventures which are not required to be consolidated under U.S. GAAP.

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

Since January 1, 2009 the Company has acquired ownership interest in various brands through its investments in joint ventures. The chart below illustrates the Company’s ownership interest in these brands as of December 31, 2011:

Date Acquired/Invested	Brand	Investment / Joint Venture	Iconix's Investment
May 2009, and April 2011	Ed Hardy	Hardy Way	85%
October 2009	Ecko (1)	IPH Unltd	51%
March 2010	Material Girl and Truth or Dare	MG Icon	50%
June 2010	Peanuts	Peanuts Holdings	80%

(1)	The Zoo York brand was owned by IPH Unltd at the time of the Company’s October 2009 investment in the joint venture. In July 2011, the Company, through its wholly owned subsidiary ZY Holdings LLC (“ZY Holdings”), acquired 100% of the Zoo York brand from its IPH Unltd joint venture, thereby effectively increasing its ownership interest in the brand from 51% to 100%. See Note 3 for further details of this transaction.

Further, since January 1, 2009 the Company established the following joint ventures to develop and market the Company’s brands in specific international markets:

Date Created	Investment / Joint Venture	Iconix's Investment
December 2009	Iconix Europe	50%
December 2011	OP Japan	55%

For further information on the Company’s accounting for joint ventures and investments, see Note 3.

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

Marketable Securities

Marketable securities, which are accounted for as available-for-sale, are stated at fair value in accordance with accounting for certain investments in debt and equity securities under U.S. GAAP, and consisted of auction rate securities (“ARS”), which were written down to zero in the fourth fiscal quarter of 2010 and reflected as such in the Company’s consolidated balance sheets and consolidated statements of income. Temporary changes in fair market value are recorded as other comprehensive income or loss, whereas other than temporary markdowns are recorded through the Company’s income statement.

See Note 4 for discussion of the Company’s marketable securities.

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

For the year ended December 31, 2011 (“FY 2011”), two licensees accounted for 17% and 10%, respectively, of the Company’s revenue, as compared to two licensees which accounted for 21% and 12%, respectively, of the Company’s revenue for the year ended December 31, 2010 (“FY 2010’), and two licensees which accounted for 23% and 10%, respectively, of the Company’s revenue for the year ended December 31, 2009 (“FY 2009”).

Accounts Receivable

Accounts receivable are reported at amounts the Company expects to be collected, net of allowance for doubtful accounts, based on the Company’s ongoing discussions with its licensees, and evaluation of each licensee’s payment history and account aging.  As of December 31, 2011 and 2010, the Company’s allowance for doubtful accounts was $6.6 million and $6.2 million, respectively.

As of December 31, 2011, one licensee accounted for 11% of the Company’s accounts receivable (which includes long-term accounts receivables included in other assets on the Company’s consolidated balance sheets), compared to two licensees which accounted for 14% and 10% of the Company's accounts receivable as of December 31, 2010.

Derivatives

The Company’s objective for holding any derivative financial instruments is to manage interest rates risks. The Company does not use financial instruments for trading or other speculative purposes. The Company uses derivative financial instruments to hedge the variability of anticipated cash flows of a forecasted transaction (a “cash flow hedge”). The Company’s strategy related to derivative financial instruments has been to use foreign currency forward contracts to hedge a portion of anticipated future short-term license revenues to offset the effects of changes in foreign currency exchange rates (primarily between the U.S. dollar and the Japanese Yen). As of December 31, 2011, the Company held a Japanese Yen forward contract for forecasted Yen-denominated revenue for the three months ended March 31, 2012.

The Company’s foreign currency forward contracts are highly effective hedges because all the critical terms of the derivative instruments match those of the hedged item. On the date the qualifying derivative contract is entered into, the Company designates the derivative as a cash flow hedge. Changes in derivative fair values that are designated as cash flow hedges are deferred and recorded as a component of accumulated other comprehensive income until the associated hedged transactions impact the income statement, at which time the deferred gains and losses are reclassified to either interest expense or interest and other income. Any ineffective portion of a hedging derivative’s changes in fair value will be immediately recognized in either interest expense or interest and other income. The fair values of the derivatives, which are based on quoted market prices, are reported as other assets or other liabilities, as appropriate.

Restricted Stock

Compensation cost for restricted stock is measured using the quoted market price of the Company’s common stock at the date the common stock is granted. The compensation cost is recognized over the period between the issue date and the date any restrictions lapse. Restricted stock is included in total common shares outstanding upon the lapse of any restrictions.

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

Deferred Financing Costs

The Company incurred costs (primarily professional fees and placement agent fees) in connection with borrowings under a revolving line of credit, convertible bond offering, and other bond financings. These costs have been deferred and are being amortized using the interest method over the life of the related debt.

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

Goodwill and Other Intangibles

Goodwill represents the excess of purchase price over the fair value of net assets acquired in business combinations accounted for under the purchase method of accounting. The Company tests, at least annually, our goodwill and indefinite life trademarks for impairment through the use of discounted cash flow models. Other intangibles with determinable lives, including certain trademarks, license agreements and non-compete agreements, are evaluated for the possibility of impairment, and are otherwise amortized on a straight-line basis over the estimated useful lives of the assets (currently ranging from 1 to 15 years).

The changes in the carrying amount of goodwill for FY 2011 and FY 2010 are as follows:

(in 000’s)	FY 2011	FY 2010
Beginning balance	$192,780	$170,737
Acquisitions	27,062	17,654
Net adjustments to purchase price of prior period acquisitions	3,427	4,389
Ending balance	$223,269	$192,780

On April 26, 2011, Hardy Way acquired substantially all of the licensing rights to the Ed Hardy brands and trademarks from its licensee.  Immediately prior to the closing of this transaction, the Company contributed $62.0 million to Hardy Way, thereby increasing the Company’s ownership interests in Hardy Way from 50% to 85% of the outstanding membership interests.  See Note 3 for details on this transaction. In allocating the fair value of the purchase price of this investment, approximately $18.8 million was allocated to goodwill, which is deductible for income tax purposes.

On October 26, 2011, the Company completed the acquisition of the Sharper Image brand and related assets. See Note 3 for details of this transaction. In allocating the purchase price of this acquisition, approximately $8.2 million was allocated to goodwill, which is deductible for income tax purposes.

During FY 2011 and FY 2010, in accordance with the terms of the Rocawear acquisition agreement, the Company recorded contingent consideration of approximately $3.4 million and $4.4 million, respectively, which was earned by the former owners of the Rocawear brand as a result of the brand achieving specific performance thresholds.

On June 3, 2010, the Company completed a transaction through its wholly-owned subsidiary Icon Entertainment LLC, in which it acquired an 80% controlling interest in Peanuts Holdings, owner, through its wholly-owned subsidiary Peanuts Worldwide, of the Peanuts portfolio of brands and related assets.  See Note 3 for details on this transaction.  In allocating the purchase price of the Company’s FY 2010 investment in 80% of the Peanuts portfolio of brands and related assets, approximately $17.7 million was allocated to goodwill, which is deductible for income tax purposes.

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

Advertising Campaign Costs

All costs associated with production for the Company’s national advertising campaigns are expensed during the periods when the activities take place. All other advertising costs such as print and online media are expensed when the advertisement occurs. Advertising expenses for FY 2011, FY 2010, and FY 2009 amounted to $23.5 million, $30.9 million, and $25.8 million, respectively.

Comprehensive Income

Comprehensive income includes certain gains and losses that, under U.S. GAAP, are excluded from net income as such amounts are recorded directly as an adjustment to stockholders’ equity.  The Company’s comprehensive income is primarily comprised of net income and the change in fair value of its marketable securities and cash flow hedge.

New Accounting Standards

In May 2011, FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 amends Topic 820 to provide common fair value measurement and disclosure requirements in U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) and International Financial Reporting Standards. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements, as well as providing guidance on how fair value should be applied where its use is already required or permitted by other standards within U.S. GAAP. ASU No. 2011-04 is to be applied prospectively, and early adoption is not permitted. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. The adoption of ASU No. 2011-04 is not expected to have a material impact on the Company’s results of operations or financial position.

In June 2011, FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU 2011-05 eliminates the option that permits the presentation of other comprehensive income in the statement of changes in equity and requires presenting components of net income and comprehensive income in either a one-statement approach with totals for both net income and comprehensive income, or a two-statement approach where a statement presenting the components of net income and total net income must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. For public companies, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively. Early adoption is permitted. The Company has elected to early adopt the two-statement approach as of December 31, 2011 and is reflected in the consolidated statements of comprehensive income in the financial statements.

In September 2011, the FASB issued ASU 2011-08, “Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” ASU 2011-08 simplifies how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of ASU No. 2011-08 is not expected to have a material impact on the Company’s results of operations or financial position.

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 provides for additional disclosures of both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The amendments in this update are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods, and disclosures required by these amendments should be provided retrospectively for all comparative periods presented.

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” ASU 2011-12 defers the specific requirement to present items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income. ASU 2011-12 did not defer the requirement to report comprehensive income either in a single continuous statement or in two separate but consecutive financial statements. The amendments are effective at the same time as the amendments in ASU 2011-05.

Presentation of Prior Year Data

Certain reclassifications have been made to conform prior year data to the current presentation.

2.  Trademarks and Other Intangibles, net

Trademarks and other intangibles, net consist of the following:

		December 31, 2011		December 31, 2010
	Estimated	Gross		Gross
	Lives in	Carrying	Accumulated	Carrying	Accumulated
(000's omitted)	Years	Amount	Amortization	Amount	Amortization

Indefinite life trademarks and copyrights	Indefinite	$1,528,362	$-	$1,373,277	$-
Definite life trademarks	10-15	19,603	6,623	19,579	5,169
Non-compete agreements	2-15	10,475	10,325	10,475	9,092
Licensing agreements	1-9	32,428	22,924	30,103	18,640
Domain names	5	570	570	570	553
		$1,591,438	$40,442	$1,434,004	$33,454

In April 2011, the Company completed a transaction in which Hardy Way acquired substantially all of the licensing rights to the Ed Hardy brands and trademarks from its licensee.  Also, as part of this transaction, the Company increased its ownership interest in Hardy Way from a 50% non-controlling interest to an 85% controlling interest.  In accordance with ASC Topic 810, as of April 2011 the assets and liabilities and results of operations of Hardy Way have been consolidated with the Company.  As a result of this transaction, the Company increased its indefinite life trademarks by $96.5 million and its licensing agreements by $1.0 million.  In October 2011, the Company completed the acquisition of the Sharper Image assets including trademark and other intellectual property rights. As a result of this transaction, the Company increased its indefinite life trademarks by $57.5 million and its license agreements by $1.3 million. See Note 3 for further explanation of the Hardy Way and Sharper Image transactions.

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

Amortization expense for intangible assets for FY 2011, FY 2010 and FY 2009 was $7.0 million, $8.3 million and $7.3 million, respectively. The trademarks of Candie’s, Bongo, Joe Boxer, Rampage, Mudd, London Fog, Mossimo, Ocean Pacific, Danskin, Rocawear, Cannon, Royal Velvet, Fieldcrest, Charisma, Starter, Waverly, Ecko, Zoo York, Peanuts, Ed Hardy and Sharper Image have been determined to have an indefinite useful life and accordingly, consistent with ASC Topic 350, no amortization has been recorded in the Company's consolidated income statements. Instead, each of these intangible assets are tested for impairment at least annually on an individual basis as separate single units of accounting, with any related impairment charge recorded to the statement of operations at the time of determining such impairment.  Similarly, consistent with ASC Topic 360, there was no impairment of the definite-lived trademarks.

3.  Acquisitions, Investments and Joint Ventures

Sharper Image

On October 26, 2011, the Company entered into an asset purchase agreement with Sharper Image Acquisition LLC, a Delaware limited liability company (“Seller”), pursuant to which the Company purchased from Seller substantially all of its assets, including the “Sharper Image” trademark and other intellectual property rights related to the Sharper Image brand. The Company paid approximately $65.6 million to the Seller, of which $2.0 million was deposited into an escrow account to be held for a period of six months to secure the Seller’s indemnification obligations to the Company.

The cash paid to the Sellers and the estimated fair value of the assets acquired less liabilities assumed, is allocated as follows:

(000’s omitted)
Cash paid to sellers by Iconix Brand Group, Inc.	$65,600

Trademarks	$57,500
License agreements	1,325
Goodwill	8,226
Other liabilities	(1,451)
$65,600

Acquisition costs related to this transaction were approximately $0.1 million and are reflected in the Company’s consolidated income statement for FY 2011. Unaudited pro forma financial information is not required as such information is not material.

OP Japan

In November 2011, the Company contributed substantially all rights to the OP brand in Japan, Singapore, Malaysia, and Indonesia (the “OP Japan Territory”) to OP Japan Holdings Limited (“OP Japan”), a then newly formed subsidiary of the Company.  Immediately following the formation of OP Japan, Itochu Corporation (“Itochu”) purchased a 45% non-controlling interest in OP Japan.  In consideration for its 45% interest in OP Japan, Itochu paid approximately $7.4 million to the Company. As a result of this transaction, the Company recorded a net gain of approximately $5.6 million, representing the difference of the $7.4 million received from Itochu in consideration for its 45% interest and the cost basis of $1.8 million for the OP trademarks in the OP Japan Territory, which is included in licensing and other revenue in the Company’s consolidated income statement. In conjunction with this transaction, Itochu entered into a master license agreement with OP Japan for the exclusive rights to certain licenses whereby Itochu agrees to pay OP Japan guaranteed royalties of $2.0 million per year for a five year term. In addition, the purchase agreement for the transaction includes certain “put” and “call” rights pursuant to which , commencing on the first anniversary of the closing of the transaction, Itochu will have the right to purchase, or the Company will have the right to require Itochu to purchase, the Company’s 55% interest in OP Japan.

At inception, the Company determined that it would consolidate OP Japan since, under ASC Topic 810, it has control over the entity as well as a majority ownership interest.

Scion

Scion is a brand management and licensing company formed by the Company with Shawn “Jay-Z” Carter in March 2007 to buy, create and develop brands across a spectrum of consumer product categories. On November 7, 2007, Scion, through its wholly-owned subsidiary Artful Holdings LLC, purchased Artful Dodger, an urban apparel brand for a purchase price of $15.0 million.

At inception, the Company determined that it would consolidate Scion since, under ASC Topic 810, it is the primary beneficiary of the variable interest entity.

In March 2009, the Company, through its investment in Scion, effectively acquired a 16.6% interest in one of its licensees for $1. The Company has determined that this entity is a variable interest entity as defined by ASC Topic 810.  However, the Company is not the primary beneficiary.  The investment in this entity is accounted for under the cost method of accounting.  As part of the transaction, the Company and its Scion partner each contributed approximately $2.1 million to Scion, totaling approximately $4.1 million, which was deposited as cash collateral under the terms of the entity’s financing agreements.  During FY 2010, approximately $3.3 million of the collateral was released to Scion and distributed to the Scion members equally. The remaining $0.8 million of cash collateral, which is owned by Scion, is included as short-term restricted cash in the Company’s consolidated balance sheet. In January 2012, the Company and its Scion partner each contributed $1.1 million, totaling $2.2 million, to Scion, which was deposited as cash collateral under the new terms of the entity’s financing agreements.

During FY 2010 the Company received and recognized $0.8 million in dividends; no such dividends were received or recognized in FY 2011 or FY 2009.

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

As of December 31, 2011 and December 31, 2010, the carrying value of the consolidated assets that are collateral for the variable interest entity’s obligations total $11.6 million and $12.6 million, respectively, which is comprised of the Artful Dodger trademark.

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

On December 9, 2011, China Outfitters Holdings Limited (“China Outfitters”), a Hong Kong company and joint venture partner with Iconix China for the London Fog brand, completed an initial public offering on the Hong Kong Stock Exchange. As a result of this public offering, Iconix China’s investment in its joint venture with China Outfitters, which had a cost basis of approximately $2.6 million, was replaced with common stock of the newly formed public company China Outfitters, the fair value of which was approximately $15.3 million, and in accordance with ASC Topic 845 a net gain of approximately $12.7 million was recognized by Iconix China at the time of the public offering to reflect the exchange of the original investment for the fair value of the China Outfitters common stock received through the public offering. The Company’s 50% share of the net gain of $12.7 million recognized by Iconix China in this transaction, amounting to approximately $6.4 million, is included in equity earnings on joint ventures in the Company’s consolidated income statement.

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

Iconix Latin America

In December 2008, the Company contributed substantially all rights to its brands in Mexico, Central America, South America, and the Caribbean (the “Latin America Territory”) to Iconix Latin America LLC (“Iconix Latin America”), a then newly formed subsidiary of the Company.  On December 29, 2008, New Brands America LLC (“New Brands”), an affiliate of the Falic Group, purchased a 50% interest in Iconix Latin America.  In consideration for its 50% interest in Iconix Latin America, New Brands agreed to pay $6.0 million to the Company.  New Brands paid $1.0 million upon closing of this transaction and committed to pay an additional $5.0 million over the 30-month period following closing.  As of December 31, 2011 this obligation was paid in full.

During FY 2011, the Company contributed to Iconix Latin America the rights to revenues generated in the Latin America Territory, from IPH Unltd (see below) for the Ecko brand and contributed from Hardy Way (see below) the Ed Hardy brand and associated trademarks and related assets for the Latin America Territory. In consideration for these contributions, New Brands agreed to pay an aggregate of approximately $4.5 million to the Company. As of December 31, 2011, the balance owed to the Company under this obligation is approximately $3.9 million, $1.4 million of which is included in other assets – current and $2.5 million of which is included in other assets on the Company’s consolidated balance sheet. The Company has recorded the consideration associated with these transactions as other liabilities, which will be recognized over a period of four years.

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

On April 26, 2011, Hardy Way acquired substantially all of the licensing rights to the Ed Hardy brands and trademarks from its licensee, Nervous Tattoo, Inc. (“NT”) pursuant to an asset purchase agreement by and among Hardy Way, NT and Audigier Brand Management Group, LLC (“ABMG,” and together with NT, the “Sellers”).  Immediately prior to the closing of the transactions contemplated by the asset purchase agreement, the Company contributed $62.0 million to Hardy Way, thereby increasing the Company’s ownership interests in Hardy Way from 50% to 85% of the outstanding membership interests.  Hardy Way paid $55.0 million in cash for the assets described above. In addition, the Sellers were entitled to receive up to an additional $7.0 million in cash pursuant to an earn-out based on royalties received by Hardy Way through June 30, 2013, which Hardy Way prepaid to the Sellers in an escrow account.  The Company has accounted for this contingent consideration in accordance with ASC Topic 805. As a result of this transaction, the Company recorded approximately $18.8 million of goodwill, which is deductable for tax purposes.

The cash paid to the Sellers and the estimated fair value of the assets acquired less liabilities assumed, is allocated as follows:

(000’s omitted)
Cash paid to sellers by Iconix Brand Group, Inc.	$62,000
Value of initial equity investment prior to this transaction	19,973
Gain on re-measurement of initial equity investment	21,465
$103,438

Trademarks	$96,500
License agreements	1,000
Cash	3,605
AR	312
Other liabilities	(1,886)
Discount for 15% non-controlling interest	(14,930)
Goodwill	18,837
$103,438

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

In accordance with ASC Topic 805 “Business Combinations”, on April 26, 2011 the Company recorded a non-cash pre-tax re-measurement gain of approximately $21.5 million, representing the increase in the fair value of its original 50% investment in Hardy Way as a result of this transaction.  The re-measurement gain is included in interest and other income on the Company’s consolidated income statement.  As of the date of this transaction and in accordance with ASC Topic 810, due to the Company’s 85% controlling interest, Hardy Way is subject to consolidation with the Company, which is reflected in the Company’s consolidated financial statements as of December 31, 2011. Unaudited pro forma financial information is not required as such information is not material.

On December 23, 2011, the Company entered into an agreement with NT to terminate the above mentioned license, and as such all prepaid royalties were recognized as earned and are included in the Company’s consolidated income statement. As part of this agreement, $2.0 million of the original $7.0 million contingent consideration was released back to the Company and the contingency provision relating to the remaining $5.0 million was amended and considered earned by NT. In accordance with ASC Topic 810, the $2.0 million of contingent consideration released back to the Company is included in the Company’s consolidated income statement. Subsequent to FY 2011, the Company signed a new licensee to replace the core categories covered by the terminated NT license.

In accordance with ASC Topic 810, the Company recognizes the non-controlling interest of Hardy Way as equity in the consolidated financial statements and separate from the parent’s equity.

The Ed Hardy trademarks have been determined by management to have an indefinite useful life and accordingly, consistent with ASC Topic 350, no amortization is being recorded in the Company’s consolidated income statements. The goodwill and trademarks are subject to a test for impairment on an annual basis.  The $18.8 million of goodwill resulting from the April 2011 transaction is deductible for income tax purposes.

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

On July 27, 2011 the Company, through its newly formed wholly owned subsidiary ZY Holdings LLC (“ZY Holdings”), acquired the Zoo York trademark and related assets from IPH Unltd for a net purchase price of $18.0 million, effectively increasing its ownership in the Zoo York assets from 51% to 100%. In accordance with ASC Topic 810, no gain was recognized on this transaction as the Company retained a controlling interest in the Zoo York assets before and after the increase in its ownership interest.

ASC Topic 810 affirms that consolidation is appropriate when one entity has a controlling financial interest in another entity. The Company owns a 51% membership interest in IPH Unltd compared to the minority owner’s 49% membership interest. Further, the Company believes that the voting and veto rights of the minority shareholder are merely protective in nature and do not provide them with substantive participating rights in IPH Unltd.  As such, IPH Unltd is subject to consolidation with the Company, which is reflected in the consolidated financial statements.

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

As of December 31, 2011 and December 31, 2010, the carrying value of the consolidated assets that are collateral for the variable interest entity’s obligations total $184.5 million and $209.1 million, which is comprised primarily of trademarks and license agreements. The assets of the Company are not available to the variable interest entity's creditors.

Iconix Europe

In December 2009, the Company contributed substantially all rights to its brands in the European Territory (defined as all member states and candidate states of the European Union and certain other European countries) to Iconix Europe LLC, a newly formed wholly-owned subsidiary of the Company (“Iconix Europe”).  Also in December 2009 and shortly after the formation of Iconix Europe, an investment group led by The Licensing Company and Albion Equity Partners LLC purchased a 50% interest in Iconix Europe through Brand Investments Vehicles Group 3 Limited (“BIV”), to assist the Company in developing, exploiting, marketing and licensing the Company's brands in the European Territory.  In consideration for its 50% interest in Iconix Europe, BIV agreed to pay $4.0 million, of which $3.0 million was paid upon closing of this transaction in December 2009 and the remaining $1.0 million of which was paid in January 2011.  As a result of this transaction, the Company recognized a gain of approximately $7.0 million for 2009 which is included in licensing and other revenue on the consolidated income statement. Pursuant to the terms of the Iconix Europe operating agreement and subject to certain conditions, the Company is entitled to recognize a preferred profit distribution from Iconix Europe of at least $6.0 million, after which all profits and losses are recognized 50/50 in accordance with each principal’s membership interest percentage.

At inception, the Company determined, in accordance with ASC 810, based on the corporate structure, voting rights and contributions of the Company and BIV, that Iconix Europe is not a variable interest entity and not subject to consolidation.  The Company has recorded its investment under the equity method of accounting.

MG Icon

In March 2010, the Company acquired a 50% interest in MG Icon, the owner of the Material Girl brands and trademarks and other rights associated with the artist, performer and celebrity known as "Madonna", from Purim LLC (“Purim”) for $20.0 million, $4.0 million of which was paid at closing and another $4.0 million of which was paid in March 2011.  As of December 31, 2011, of the remaining $12.0 million owed to Purim, $4.0 million is included in other current liabilities and $8.0 million is included in other liabilities. In addition, Purim may be entitled to receive additional consideration based on certain qualitative criteria.

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

Peanuts Holdings

On June 3, 2010 (the “Peanuts Closing Date”), the Company consummated an interest purchase agreement with United Feature Syndicate, Inc (“UFS”) and The E.W. Scripps Company (the “Parent”) (Parent and UFS, collectively, the “Sellers”), pursuant to which it purchased all of the issued and outstanding interests (“Interests”) of Peanuts Worldwide, a newly formed Delaware limited liability company, to which, prior to the closing of this acquisition, copyrights and trademarks associated with the Peanuts characters and certain other assets  were contributed by UFS.  On the Peanuts Closing Date, the Company also assigned its right to buy all of the Interests to Peanuts Holdings, a newly formed Delaware limited liability company and joint venture owned 80% by Icon Entertainment LLC (“IE”), a wholly-owned subsidiary of the Company, and 20% by Beagle Scout LLC, a Delaware limited liability company (“Beagle”) owned by certain Schulz family trusts.

Further, on the Closing Date, IE and Beagle entered into an operating agreement with respect to Peanuts Holdings (the “Peanuts Operating Agreement”).  Pursuant to the Peanuts Operating Agreement, the Company, through IE, and Beagle made capital contributions of $141.0 million and $34.0 million, respectively, in connection with the acquisition of Peanuts Worldwide.  The Interests were then purchased for $172.1 million in cash, as adjusted for acquired working capital.

In connection with the Peanuts Operating Agreement, the Company through IE, loaned $17.5 million to Beagle (the “Beagle Note”), the proceeds of which were used to fund Beagle’s capital contribution to Peanuts Holdings in connection with the acquisition of Peanuts Worldwide.  The Beagle Note bears interest at 6% per annum, with minimum principal payable in equal annual installments of approximately $2.2 million on June 3, with any remaining unpaid principal balance and accrued interest to be due on June 3, 2015, the Beagle Note maturity date.  The Beagle Note is secured by the membership interest in Peanuts Holdings owned by Beagle.  As of December 31, 2011, approximately $2.2 million current portion is included in other assets - current in the consolidated balance sheet and the $13.1 million long term portion is included in other assets - non-current.

ASC Topic 810 affirms that consolidation is appropriate when one entity has a controlling financial interest in another entity. The Company owns an 80% membership interest in Peanuts Holdings, compared to the non-controlling owner’s 20% membership interest. As such, Peanuts Holdings is subject to consolidation with the Company, which is reflected in the Company’s financial statements as of December 31, 2011.

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

Acquisition Expenses

During FY 2011, FY 2010 and FY 2009, pretax charges aggregating approximately $0.4 million, $1.5 million and $1.0 million, respectively, were recorded for legal expenses and other transactions related to the acquisitions and transactions described above. These charges, which were expensed in accordance with the accounting guidance for business combinations, are included in selling, general and administrative costs in the Company’s consolidated income statements.

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

To determine the fair value of certain financial instruments, the Company relies on Level 2 inputs generated by market transactions of similar instruments where available, and Level 3 inputs using an income approach when Level 1 and Level 2 inputs are not available. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and financial liabilities and their placement within the fair value hierarchy. The following table summarizes the instruments measured at fair value at December 31, 2011 and December 31, 2010:

December 31, 2011				Valuation
(000's omitted)	Level 1	Level 2	Level 3	Technique
Marketable Securities	$-	$-	$-	(A)
Income Statement Hedge	$-	$(483)	$-	(A)
Balance Sheet Hedge	$-	$-	$-	(A)

December 31, 2010				Valuation
(000's omitted)	Level 1	Level 2	Level 3	Technique
Marketable Securities	$-	$-	$-	(A)

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

As of December 31, 2011, the Company held ARS with a face value of $13.0 million and a fair value of zero.  In December 2008, the insurer of the ARS exercised its put option to replace the underlying securities of the ARS with its preferred securities. Prior to the second quarter of 2009 the ARS had paid cash dividends according to their stated terms.  During the second quarter of 2009, the Company received notice from the insurer that payment of cash dividends ceased as of July 31, 2009 and would be resumed only if the board of directors of the insurer declared such cash dividends to be payable at a later date. The insurer’s board of directors temporarily reinstated dividend payments for the 4-week period from December 23, 2009 to January 15, 2010.  No further dividends have been received.  In January 2010, the Company commenced a lawsuit against the broker-dealer of these ARS alleging, among other things, fraud, and seeking full recovery of the $13.0 million face value of the ARS, as well as legal costs and punitive damages.  In November 2010, the insurer filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code.  These funds will not be available to the Company unless recovery is realized through the bankruptcy process, settlement or legal judgment of the action brought against the broker-dealer.   Prior to June 30, 2009, the Company estimated the fair value of its ARS with a discounted cash flow model where the Company used the expected rate of cash dividends to be received.  When the cash dividend payments ceased, the Company changed its methodology for estimating the fair value of the ARS.  Beginning June 30, 2009, the Company estimated the fair value of its ARS using the present value of the weighted average of several scenarios of recovery based on management’s assessment of the probability of each scenario. The Company considered a variety of factors in its model including: credit rating of the issuer and insurer, comparable market data (if available), current macroeconomic market conditions, quality of the underlying securities, and the probabilities of several levels of recovery and reinstatement of the cash dividend payments.  As a result of its evaluation and primarily due to the bankruptcy of the insurer of the ARS, which reduced the market value of its preferred securities to zero, during FY 2010 the Company recorded a pre-tax loss of approximately $13.0 million, presented as a loss on marketable securities in the other expenses section of the Consolidated Income Statement, as this write-down was deemed to be permanent.   In previous periods, all changes to the fair market value of the ARS were deemed temporary, and as such were recorded in other comprehensive income in the consolidated balance sheet and statement of stockholders’ equity and were reversed in FY 2010.  The following table summarizes the activity for the period:

Auction Rate Securities (000's omitted)
	Year Ended December 31,
	2011	2010
Balance at beginning of period	$-	$6,988
Additions	-	-
Gains (losses) reported in earnings	-	(13,000)
Gains (losses) reported in accumulated other comprehensive income	-	6,012
Balance at end of period	$-	$-

Hedge Instruments

On March 26, 2011, the Company purchased hedge instruments from JP Morgan Chase Bank N.A. (“JPMC”) to mitigate the income statement risk and cash flow risk of revenue and receivables from licenses denominated in Japanese Yen. These hedge instruments are foreign exchange forward contracts that set the foreign exchange rate from Japanese Yen to U.S. Dollars for the Company’s forecasted Japanese Yen denominated revenue (“Income Statement Hedge”) and receivable (“Balance Sheet Hedge”). Based on management’s assessment, the Income Statement Hedge qualifies for hedge accounting under ASC Topic 815. On a quarterly basis, the value of the Income Statement Hedge is adjusted to reflect its current fair value, with any adjustment flowing through other comprehensive income. The fair value of this instrument is obtained by comparing the characteristics of the Income Statement Hedge with similarly traded instruments, and is therefore classified as Level 2 in the fair value hierarchy. At December 31, 2011, the fair value of the Income Statement Hedge and the Balance Sheet Hedge was $0.5 million and zero, respectively. The change in the fair value of the Balance Sheet Hedge is recorded in interest and other income on the consolidated income statement.

Financial Instruments

As of December 31, 2011 and December 31, 2010, the fair values of cash and cash equivalents, receivables and accounts payable approximated their carrying values due to the short-term nature of these instruments. The fair value of the note receivable from New Brands (see Note 3) approximates its $3.9 million carrying value; the fair value of the note receivable due from the purchasers of the Canadian trademark for Joe Boxer approximates its $4.0 million carrying value; the fair value of the note payable to Purim LLC (see Note 3) approximates its $12.0 million carrying value; and the fair value of the Beagle Note (see Note 3) approximates its $15.3 million carrying value.  The estimated fair values of other financial instruments subject to fair value disclosures, determined based on broker quotes or quoted market prices or rates for the same or similar instruments, and the related carrying amounts are as follows:

(000's omitted)	December 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$633,389	$679,755	$584,387	$607,592

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

Non-Financial Assets and Liabilities

On January 1, 2009, the Company adopted the provisions of ASC Topic 820 with respect to its non-financial assets and liabilities requiring non-recurring adjustments to fair value using a market participant approach. The Company uses a discounted cash flow model with level 3 inputs to measure the fair value of its non-financial assets and liabilities. The Company also adopted the provisions of ASC 820 as it relates to purchase accounting for its acquisitions. The Company has goodwill, which is tested for impairment at least annually, as required by ASC Topic 350. Further, in accordance with ASC Topic 350, the Company’s indefinite-lived trademarks are tested for impairment at least annually, on an individual basis as separate single units of accounting. Similarly, consistent with ASC Topic 360 as it relates to accounting for the impairment or disposal of long-lived assets, the Company assesses whether or not there is impairment of the Company’s definite-lived trademarks. There was no impairment, and therefore no write-down, of any of the Company’s long-lived assets during FY 2011 or FY 2010.

5.  Debt Arrangements

The Company's net carrying amount of debt is comprised of the following:

	December 31,	December 31,
(000’s omitted)	2011	2010
2.50% Convertible Notes	$243,164	$-
1.875% Convertible Notes	278,955	262,716
Ecko Note	67,000	80,000
Asset-Backed Notes	44,270	70,650
Term Loan Facility	-	171,021
Total	$633,389	$584,387

2.50% Convertible Notes

On May 23, 2011, the Company completed the issuance of $300.0 million principal amount of the Company's 2.50% convertible senior subordinated notes due June 2016 (“2.50% Convertible Notes”) in a private offering to certain institutional investors. The net proceeds received by the Company from the offering, excluding the net cost of hedges and sale of warrants (described below) and including transaction fees, were approximately $291.6 million.

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

Pursuant to guidance issued under ASC Topic 815, the 2.50% Convertible Notes are accounted for as convertible debt in the accompanying consolidated balance sheet and the embedded conversion option in the 2.50% Convertible Notes has not been accounted for as a separate derivative. For a discussion of the effects of the 2.50% Convertible Notes and the 2.50% Convertible Notes Hedges and Sold Warrants defined and discussed below on earnings per share, see Note 7.

As of December 31, 2011, the amount of the 2.50% Convertible Notes accounted for as a liability was approximately $243.2 million and is reflected on the consolidated balance sheet as follows:

December 31,
(000’s omitted)	2011
Equity component carrying amount	$35,996
Unamortized discount	56,836
Net debt carrying amount	243,164

For FY 2011, the Company recorded additional non-cash interest expense of approximately $6.1 million, representing the difference between the stated interest rate on the 2.50% Convertible Notes and the rate for a similar instrument that does not have a conversion feature.

For FY 2011, cash interest expense relating to the 2.50% Convertible Notes was approximately $4.5 million.

The Convertible Notes do not provide for any financial covenants.

In connection with the sale of the 2.50% Convertible Notes, the Company entered into hedges for the 2.50% Convertible Notes (“2.50% Convertible Note Hedges”) with respect to its common stock with two entities (the “2.50% Counterparties”). Pursuant to the agreements governing these 2.50% Convertible Note Hedges, the Company purchased call options (the “2.50% Purchased Call Options”) from the 2.50% Counterparties covering up to approximately 9.8 million shares of the Company's common stock. These 2.50% Convertible Note Hedges are designed to offset the Company's exposure to potential dilution upon conversion of the 2.50% Convertible Notes in the event that the market value per share of the Company's common stock at the time of exercise is greater than the strike price of the 2.50% Purchased Call Options (which strike price corresponds to the initial conversion price of the 2.50% Convertible Notes and is simultaneously subject to certain customary adjustments).  On May 23, 2011, the Company paid an aggregate amount of approximately $58.7 million of the proceeds from the sale of the 2.50% Convertible Notes for the 2.50% Purchased Call Options, of which $20.6 million was included in the balance of deferred income tax assets at May 23, 2011 and is being recognized over the term of the 2.50% Convertible Notes.  As of December 31, 2011, the balance of deferred income tax assets related to this transaction was approximately $18.2 million.

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

The Company has evaluated the impact of adopting guidance issued under ASC Topic 815 regarding embedded features as it relates to the 2.50% Sold Warrants, and has determined it had no impact on the Company’s results of operations and financial position through December 31, 2011, and will have no impact on the Company’s results of operations and financial position in future fiscal periods.

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

Pursuant to guidance issued under ASC Topic 815, the 1.875% Convertible Notes are accounted for as convertible debt in the accompanying consolidated balance sheet and the embedded conversion option in the 1.875% Convertible Notes has not been accounted for as a separate derivative. For a discussion of the effects of the 1.875% Convertible Notes and the 1.875% Convertible Notes Hedges and the 1.875% Sold Warrants defined and discussed below on earnings per share, see Note 7.

As of December 31, 2011 and December 31, 2010, the amount of the 1.875% Convertible Notes accounted for as a liability was approximately $279.0 million and $262.7 million, and is reflected on the consolidated balance sheet as follows:

	December 31,	December 31,
(000’s omitted)	2011	2010
Equity component carrying amount	$41,309	$41,309
Unamortized discount	8,545	24,784
Net debt carrying amount	278,955	262,716

For FY 2011, FY 2010 and FY 2009, the Company recorded additional non-cash interest expense of approximately $15.1 million, $14.0 million and $13.1 million, respectively, representing the difference between the stated interest rate on the 1.875% Convertible Notes and the rate for a similar instrument that does not have a conversion feature.

For each FY 2011, FY 2010 and FY 2009, cash interest expense relating to the 1.875% Convertible Notes was approximately $5.4 million.

The Convertible Notes do not provide for any financial covenants.

In connection with the sale of the 1.875% Convertible Notes, the Company entered into hedges for the 1.875% Convertible Notes (“1.875% Convertible Note Hedges”) with respect to its common stock with two entities, one of which was Lehman Brothers OTC Derivatives Inc. (“Lehman OTC” and together with the other counterparty, the “1.875% Counterparties”). Pursuant to the agreements governing these 1.875% Convertible Note Hedges, the Company purchased call options (the “1.875% Purchased Call Options”) from the 1.875% Counterparties covering up to approximately 10.4 million shares of the Company's common stock of which 40% were purchased from Lehman OTC. These 1.875% Convertible Note Hedges are designed to offset the Company's exposure to potential dilution upon conversion of the 1.875% Convertible Notes in the event that the market value per share of the Company's common stock at the time of exercise is greater than the strike price of the 1.875% Purchased Call Options (which strike price corresponds to the initial conversion price of the 1.875% Convertible Notes and is simultaneously subject to certain customary adjustments). On June 20, 2007, the Company paid an aggregate amount of approximately $76.3 million of the proceeds from the sale of the 1.875% Convertible Notes for the 1.875% Purchased Call Options, of which $26.7 million was included in the balance of deferred income tax assets at June 30, 2007 and is being recognized over the term of the 1.875% Convertible Notes. As of December 31, 2011, the balance of deferred income tax assets related to this transaction was approximately $2.8 million.

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

The Company has evaluated the impact of adopting guidance issued under ASC Topic 815 regarding embedded features as it relates to the 1.875% Sold Warrants, and has determined it had no impact on the Company’s results of operations and financial position through December 31, 2011, and will have no impact on the Company’s results of operations and financial position in future fiscal periods.

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

Ecko Note

In connection with the Ecko transaction, IPH Unltd issued a promissory note (“Ecko Note”) to a third party creditor (LF Centennial Limited, an affiliate of Li & Fung USA) for $90.0 million.  IPH Unltd’s obligations under the Ecko Note are secured by the Ecko portfolio of trademarks and related intellectual property assets and the Zoo York trademarks and related intellectual property assets owned by ZY Holdings (see Note 3), and are further guaranteed personally by the minority owner of IPH Unltd, with no recourse to the Company other than the interest of ZY Holdings in the Zoo York trademarks and related intellectual property assets.  Amounts outstanding under the Ecko Note bear interest at 7.50% per annum, with minimum principal payable in equal quarterly installments of $2.5 million, with any remaining unpaid principal balance and accrued interest to be due on June 30, 2014, the Ecko Note maturity date.  The Ecko Note may be prepaid without penalty, and would be applied to the scheduled quarterly principal payments in the order of their maturity.  On July 27, 2011, in connection with the Company’s purchase of the Zoo York trademark and related assets (see Note 3), IPH Unltd paid $3.0 million in principal to the holder of the Ecko Note.  As of December 31, 2011, the total principal balance of the Ecko Note is $67.0 million, of which $10.0 million is included in the current portion of long-term debt on the consolidated balance sheet.

Asset-Backed Notes

The financing for certain of the Company's acquisitions has been accomplished through private placements by its subsidiary, IP Holdings LLC ("IP Holdings") of asset-backed notes ("Asset-Backed Notes") secured by intellectual property assets (trade names, trademarks, license agreements and payments and proceeds with respect thereto relating to the Candie’s, Bongo, Joe Boxer, Rampage, Mudd and London Fog brands) of IP Holdings. As of December 31, 2011, the balance of the Asset-Backed Notes was $44.3 million, $33.5 million of which is included in the current portion of long-term debt on the Company’s consolidated balance sheet.

Cash on hand in the bank account of IP Holdings is restricted at any point in time up to the amount of the next debt principal and interest payment required under the Asset-Backed Notes. Accordingly, $3.8 million and $2.5 million as of December 31, 2011 and December 31, 2010, respectively, are included as restricted cash within the Company's current assets on the consolidated balance sheets. Further, in connection with IP Holdings' issuance of Asset-Backed Notes, a reserve account has been established and the funds on deposit in such account will be applied to future principal payments with respect to the Asset-Backed Notes. Accordingly, as of December 31, 2011 approximately $8.7 million has been classified as current and is included in restricted cash in the Company’s current assets on the Company’s consolidated balance sheets.  Further, as of December 31, 2011 and December 31, 2010, approximately $7.2 million and $15.9 million has been classified as non-current and disclosed as restricted cash within other assets on the Company's consolidated balance sheets.

Interest rates and terms on the outstanding principal amount of the Asset-Backed Notes as of December 31, 2011 are as follows: $13.8 million principal amount bears interest at a fixed interest rate of 8.45%, $6.1 million principal amount bears interest at a fixed rate of 8.12%, and $24.4 million principal amount bears interest at a fixed rate of 8.99%. The Asset-Backed Notes have no financial covenants by which the Company or its subsidiaries need comply. The aggregate principal amount of the Asset-Backed Notes is required to be fully paid by February 22, 2013.

Neither the Company nor any of its subsidiaries (other than IP Holdings) is obligated to make any payment with respect to the Asset-Backed Notes, and the assets of the Company and its subsidiaries (other than IP Holdings) are not available to IP Holdings' creditors. The assets of IP Holdings are not available to the creditors of the Company or its subsidiaries (other than IP Holdings).

Revolving Credit Facility

On November 22, 2011, (the “Revolver Closing Date”), the Company entered into a Revolving Credit Agreement (the “Revolver”) with several banks and other financial institutions or entities from time to time parties thereto, Barclays Capital, the investment banking division of Barclays Bank PLC, Goldman Sachs Bank USA and GE Capital Markets, Inc., as the joint lead arrangers and joint bookrunners, Goldman Sachs Bank USA and GE Capital Markets, Inc., as the syndication agents, Barclays Bank PLC, as documentation agent, and Barclays Bank PLC, as the administrative agent (“Administrative Agent”).  The Revolver provides to the Company a revolving line of credit in an aggregate principal amount of $150.0 million, with a $10.0 million sublimit for the issuance of letters of credit and a $10.0 million swingline facility.  The commitments under the Revolver will expire on November 22, 2013.   Pursuant to a guarantee and collateral agreement, obligations of the Company under the Revolver have been guaranteed by the following subsidiaries of the Company: Mossimo, Inc., a Delaware corporation (“MI”); Mossimo Holdings LLC, a Delaware corporation (“MH”); OP Holdings LLC, a Delaware limited liability company (“OP Holdings”); OP Holdings and Management Corporation, a Delaware corporation (“OPHM”); Studio IP Holdings LLC, a Delaware limited liability company (“Studio IP Holdings”); Studio IP Holdings and Management Corporation, a Delaware corporation (“SHM”); Official-Pillowtex LLC, a Delaware limited liability company (“Official-Pillowtex”); Pillowtex Holdings and Management LLC, a Delaware limited liability company (“PHM”); IE, owner of the Company’s 80% member interest in Peanuts Holdings (see Note 3); SI (see Note 3); and Sharper Image Holdings and Management Corporation (“SIHM”) (collectively, the “Revolver Subsidiaries”). These guarantees were secured by a pledge to the Administrative Agent, on behalf of the lenders under the Revolver, of 100% of the capital stock owned by the Company in each of OPHM, SHM, PHM, IE, and SIHM; 80% of the capital stock of Peanuts Holdings (which is owned by the Company through IE); and certain trademarks and other intellectual properties related to the following brands: Ocean Pacific/OP, Danskin, Rocawear, Mossimo, Cannon, Royal Velvet, Fieldcrest, Charisma, Starter, Waverly and Sharper Image.

The Revolver contains certain financial and non-financial covenants relating to the Company and the Revolver Subsidiaries. The Revolver also contains certain events of default, including without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to indebtedness in excess of specified amounts, events of bankruptcy and insolvency, certain ERISA events, judgments in excess of specified amounts, impairments to guarantees and a change of control. All amounts outstanding under the Revolver will bear interest, at the Company’s option, at the Eurodollar (ie. LIBOR) or the Base Rate (i.e., greatest of (a) the prime rate, (b) the federal funds effective rate plus ½ of 1% and (c) the one-month Eurodollar Rate plus 1%.), plus an applicable margin of 3.25% and 2.25%, respectively.  The applicable margin will increase from and after the first anniversary of the Revolver Closing Date until the date that is six months from such date, to 4.00% and 3.00%, respectively, and to 5.00% and 4.00%, respectively, thereafter. The unused balance of the Revolver bears interest at 0.5% per annum, herein referred to as the Commitment Fee. Costs of $2.3 million relating to the execution of the Revolver have been deferred and are being amortized over the life of the Revolver using the effective interest method.

As of the Revolver Closing Date and through December 31, 2011, the entire $150.0 million provided by the Revolver remained unused. The Commitment Fee for FY 2011 was approximately $0.1 million, and is included in interest expense on the consolidated income statement.

Term Loan Facility

In connection with the acquisition of the Rocawear brand, in March 2007, the Company entered into a $212.5 million credit agreement with Lehman Brothers Inc., as lead arranger and bookrunner, and Lehman Commercial Paper Inc. (“LCPI”), as syndication agent and administrative agent (the “Credit Agreement” or “Term Loan Facility”). At the time, the Company pledged to LCPI, for the benefit of the lenders under the Term Loan Facility (the “Lenders”), 100% of the capital stock owned by the Company in its subsidiaries, OPHM, and SHM. The Company's obligations under the Credit Agreement were guaranteed by each of OPHM and SHM, as well as by two of its other subsidiaries, OP Holdings, and Studio IP Holdings LLC, a Delaware limited liability company ("Studio IP Holdings").

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

Debt Maturities

As of December 31, 2011, the Company’s debt maturities on a calendar year basis are as follows:

(000’s omitted)	Total	2012	2013	2014	2015	2016
2.50% Convertible Notes (1)	$243,164	$-	$-	$-	$-	$243,164
1.875% Convertible Notes (2)	278,955	278,955	-	-	-	-
Ecko Note	67,000	10,000	10,000	47,000	-	-
Asset-Backed Notes	44,270	33,468	10,802	-	-	-
Revolver	-	-	-	-	-	-
Total	$633,389	$322,423	$20,802	$47,000	$-	$243,164

(1)	Reflects the net debt carrying amount of the 2.50% Convertible Notes in the consolidated balance sheet as of December 31, 2011, in accordance with accounting for convertible notes. The principal amount owed to the holders of the Convertible Notes is $300.0 million.

(2)	Reflects the net debt carrying amount of the 1.875% Convertible Notes in the consolidated balance sheet as of December 31, 2011, in accordance with accounting for convertible notes. The principal amount owed to the holders of the Convertible Notes is $287.5 million.

 6. Stockholders’ Equity

Stock Repurchase Program

On October 27, 2011, the Company announced that its Board of Directors authorized a program to repurchase up to $200 million of its common stock over a four year period.  This plan replaces the Company’s prior share repurchase program which expired on October 30, 2011. During FY 2011, under this repurchase program, the Company repurchased 1,150,000 shares for $19.1 million. There were no such repurchases in FY 2010.

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

Summaries of the Company's stock options, warrants (other than warrants issued related to our 1.875% Convertible Notes and 2.50% Convertible Notes) and performance related options activity, and related information for FY 2011, FY 2010 and FY 2009 are as follows:

		Weighted-Average
	Options	Exercise Price

Outstanding January 1, 2009	3,895,138	$4.29
Granted	35,000	13.77
Canceled	(8,000)	16.96
Exercised	(828,059)	3.84
Expired/Forfeited	-	-
Outstanding December 31, 2009	3,094,079	$4.48
Granted	15,000	16.33
Canceled	-	-
Exercised	(499,700)	4.29
Expired/Forfeited	(16,844)	1.31
Outstanding December 31, 2010	2,592,535	$4.61
Granted	30,000	20.44
Canceled	-	-
Exercised	(911,527)	3.61
Expired/Forfeited	-	-
Outstanding December 31, 2011	1,711,008	$5.42
Exercisable at December 31, 2011	1,711,008	$5.42

The weighted average contractual term (in years) of options outstanding as of December 31, 2011, 2010, and 2009, were 3.09, 2.79, and 3.88 respectively. The weighted average contractual term (in years) of options exercisable as of December 31, 2011, 2010, and 2009, were 3.09, 2.78, and 3.87 respectively.

The total fair value of options vested during FY 2011 and FY 2010 was $0.3 million and $0.1 million, respectively.  The weighted average grant date fair value per share of options granted during FY 2011, FY 2010, and FY 2009 was $8.85, $7.30, and $9.91.

Cash received from option exercise under all share-based payment arrangements for FY 2011, FY 2010, and FY 2009 was $3.3 million, $2.1 million, and $3.2 million respectively. A tax benefit of approximately $4.9 million, $1.3 million and $3.6 million for FY 2011, FY 2010 and FY 2009, respectively, were share-based payment arrangements.

The aggregate intrinsic value is calculated as the difference between the market price of the Company’s common stock as of December 31, 2011 and the exercise price of the underlying options. At December 31, 2011, 2010, and 2009, the aggregate intrinsic value of options exercised was $11.6 million, $7.5 million, and $7.3 million, respectively. At December 31, 2011, 2010 and 2009 the aggregate intrinsic value of options outstanding was $18.6 million, $38.1 million, and $25.3 million, respectively.  In addition, at December 31, 2011, 2010, and 2009, the aggregate intrinsic value of options exercisable was $18.6 million, $38.1 million, and $25.3 million, respectively.  There were no unamortized options as of December 31, 2011.

Warrants

		Weighted-Average
	Warrants	Exercise Price

Outstanding January 1, 2009	286,900	$16.06
Granted	-	-
Canceled	-	-
Exercised	-	-
Expired/Forfeited	-	-
Outstanding December 31, 2009	286,900	$16.06
Granted	-	-
Canceled	-	-
Exercised	(33,000)	8.72
Expired/Forfeited	-	-
Outstanding December 31, 2010	253,900	$17.01
Granted	-	-
Canceled	-	-
Exercised	(56,650)	8.72
Expired/Forfeited	-	-
Outstanding December 31, 2011	197,250	$19.39
Exercisable at December 31, 2011	197,250	$19.39

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

The weighted average contractual term (in years) of warrants outstanding and exercisable as of December 31, 2011, 2010 and 2009 were 5.48, 4.97 and 5.97, respectively.

Warrants exercised during FY 2011 and FY 2010 were exercised in cashless transactions.  No warrants were exercised during FY 2009.

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

The following tables summarize information about unvested restricted stock transactions:

	FY 2011		FY 2010		FY 2009
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested, January 1	1,442,610	$15.34	1,697,334	$16.77	1,513,983	$19.15
Granted	1,845,403	21.04	340,964	14.48	684,478	12.50
Vested	(350,758)	17.91	(593,393)	18.93	(465,138)	18.06
Forfeited/Canceled	-	-	(2,295)	16.15	(35,989)	19.11
Non-vested, December 31	2,937,255	18.61	1,442,610	15.34	1,697,334	16.77

The Company has awarded restricted shares of common stock to certain employees. The awards have restriction periods tied to employment and vest over a period of 1-5 years. The cost of the restricted stock awards, which is the fair market value on the date of grant net of estimated forfeitures, is expensed ratably over the vesting period. During FY 2011, FY 2010 and FY 2009, the Company awarded 1,845,403, 340,964 and 684,478 restricted shares, respectively, with a vesting period of 2-5 years and a fair market value of approximately $38.8 million, $4.9 million and $8.6 million.

Compensation expense related to restricted stock grants for FY 2011, FY 2010 and FY 2009 was approximately $11.4 million, $11.3 million and $8.9 million, respectively. An additional amount of $15.6 million is expected to be expensed evenly over a period of approximately four years. During FY 2011, FY 2010 and FY 2009, the Company withheld shares valued at $3.2 million, $3.0 million, and $0.7, respectively, of its restricted common stock in connection with net share settlement of restricted stock grants and option exercises.

Shares Reserved for Issuance

At December 31, 2011, 64,266 common shares were reserved for issuance under the 2009 Plan.   There were no common shares available for issuance under the 2006, 2002, 2001, and 2000 Stock Option Plans.

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

As of December 31, 2011, of the total potentially dilutive shares related to restricted stock-based awards, stock options and warrants, 2.1 million were anti-dilutive, compared to 1.0 million as of December 31, 2010 and 1.8 million as of December 31, 2009.

As of December 31, 2011, of the performance related restricted stock-based awards issued in connection with the Company’s employment agreement with its chairman, chief executive officer and president, 1.7 million of such awards (which is included in the total 2.1 million anti-dilutive stock-based awards described above) were anti-dilutive and therefore not included in this calculation.

Warrants issued in connection with the Company’s 1.875% Convertible Notes and 2.50% Convertible Notes financings were anti-dilutive and therefore not included in this calculation. Portions of the 1.875% Convertible Notes and 2.50% Convertible Notes that would be subject to conversion to common stock were anti-dilutive as of December 31, 2011 and therefore not included in this calculation.

A reconciliation of shares used in calculating basic and diluted earnings per share follows:

	For the Year Ended
(000's omitted)	December 31,
	2011	2010	2009
Basic	73,111	72,151	65,763
Effect of exercise of stock options	1,092	1,863	2,141
Effect of exercise of warrants	56	33	-
Effect of contingent common stock issuance	36	89	149
Effect of assumed vesting of restricted stock	1,200	577	272
	75,495	74,713	68,325

8.  Expenses Related to Specific Litigation

Expenses related to specific litigation consist of legal expenses and costs related to the Unzipped litigation (See Note 9). For FY 2011 the Company recorded an expense related to specific litigation of approximately $0.1 million, as compared to a benefit related to specific litigation of $15.7 million in FY 2010, and an expense related to specific litigation of approximately $0.1 million in FY 2009.

9.  Commitments and Contingencies

Sweet Sportswear/Unzipped litigation

On December 10, 2010, the Court entered a final judgment (the “Judgment”) in connection with the lawsuit filed by the Company in the Superior Court of California, Los Angeles County against Unzipped Apparel LLC’s (“Unzipped”) former manager, supplier and distributor, Sweet Sportswear, LLC, Azteca Productions International, Inc. Apparel Distribution Services, LLC, and Hubert Guez, a principal of these entities and former member of the Company’s board of directors (collectively referred to as the “Guez defendants”).  In summary, the Judgment against the Guez defendants was for a combined liability to the Company of approximately $50 million, exclusive of amounts owed as pre or post-judgment interest at the annual rate of 10% simple interest.  The Judgment also dismissed all claims brought by the Guez defendants against the Company, its subsidiaries (Michael Caruso & Co., Inc. and Unzipped), and its Chairman of the Board and Chief Executive Officer, Neil Cole. In connection with the entry of the Judgment, the Company recognized a gross gain of $26.0 million (gross of attorney’s fees and other related expenses of $10.3 million) in 2010, of which $16.7 million was secured by the Sureties (defined below), with the remainder secured by assets owned by the Guez defendants.

In February 2011, the Company entered into a settlement agreement with certain persons (the “Sureties”) that had secured a portion of the Judgment, pursuant to which the Sureties paid the Company $13.0 million in February 2011 and paid an additional $3.7 million in April 2011 in full satisfaction of their obligations to the Company.  The amounts paid by the Sureties reduced the obligations of certain of the Guez defendants (ADS and Hubert Guez) under the Judgments.

On April 26, 2011, the Company entered into an agreement settling the lawsuit described above, pursuant to which the Guez Defendants and certain sureties paid the Company an aggregate of $27.7 million (including an aggregate of $16.7 million previously paid in February and April 2011) in full satisfaction of their obligations to the Company (see Note 3).

Normal Course litigation

From time to time, the Company is also made a party to litigation incurred in the normal course of business. While any litigation has an element of uncertainty, the Company believes that the final outcome of any of these routine matters will not have a material effect on the Company’s financial position or future liquidity.

10.  Related Party Transactions

The Candie’s Foundation

The Candie's Foundation, a charitable foundation founded by Neil Cole for the purpose of raising national awareness about the consequences of teenage pregnancy, owed the Company $0.7 million and $0.9 million at December 31, 2011 and December 31, 2010, respectively.  The Candie's Foundation intends to pay-off the entire borrowing from the Company during 2012, although additional advances will be made as and when necessary.

Travel

The Company recorded expenses of approximately $114, $116, and $326 for FY 2011, FY 2010 and FY 2009, respectively, for the hire and use of aircraft solely for business purposes owned by a company in which the Company’s chairman, chief executive officer and president is the sole owner.  Management believes that all transactions were made on terms and conditions no less favorable than those available in the marketplace from unrelated parties.

11.  Operating Leases

Future net minimum lease payments under non-cancelable operating lease agreements as of December 31, 2011 are approximately as follows:

(000’s omitted)
Year ending December 31, 2012	$2,311
Year ending December 31, 2013	2,360
Year ending December 31, 2014	2,340
Year ending December 31, 2015	2,179
Year ending December 31, 2016	2,052
Thereafter	15,146
Totals	$26,388

The leases require the Company to pay additional taxes on the properties, certain operating costs and contingent rents based on sales in excess of stated amounts.

Rent expense was approximately $4.6 million, $5.4 million, and $2.9 million for FY 2011, FY 2010 and FY 2009, respectively. Contingent rent amounts have been immaterial for all periods.

12.  Benefit and Incentive Compensation Plans and Other

The Company sponsors a 401(k) Savings Plan (the “Savings Plan”) which covers all eligible full-time employees. Participants may elect to make pretax contributions subject to applicable limits. At its discretion, the Company may contribute additional amounts to the Savings Plan. During FY 2011, FY 2010 and FY 2009, the Company made contributions to the Savings Plan of $93, $51 and $45.

Stock-based awards are provided to certain employees under the terms of the Company’s 2009 Plan and 2006 Equity Incentive Plan. These plans are administered by the Compensation Committee of the Board of Directors.

With respect to performance-based restricted common stock units, the number of shares that ultimately vest and are received by the recipient is based upon various performance criteria. Though there is no guarantee that performance targets will be achieved, the Company estimates the fair value of performance-based restricted stock based on the closing stock price on the grant date.  Over the performance period, the number of shares of common stock that will ultimately vest and be issued is adjusted upward or downward based upon the Company’s estimation of achieving such performance targets. The ultimate number of shares delivered to recipients and the related compensation cost recognized as an expense will be based on the actual performance metrics as defined under the 2009 Plan and the 2006 Equity Incentive Plan. Restricted common stock units are unit awards entitle the recipient to shares of common stock upon vesting annually over as much as 5 years for time-based awards or over five years for performance-based awards. The fair value of restricted common stock units is determined on the date of grant, based on the Company’s closing stock price.

13.   Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740. Under ASC Topic 740, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, management reviews both positive and negative evidence pursuant to the requirements of ASC Topic 740, including current and historical results of operations, future income projections and the overall prospects of the Company's business. Based upon management's assessment of all available evidence, including the Company's completed transition into a licensing business, estimates of future profitability based on projected royalty revenues from its licensees, and the overall prospects of the Company's business, management is of the opinion that the Company will be able to utilize the deferred tax assets in the foreseeable future, and as such do not anticipate requiring a further valuation allowance. At December 31, 2011, the Company has a valuation allowance of approximately $12.3 million to offset state and local tax net operating loss carryforwards (“NOL”) which the Company believes are unlikely to be utilized in the foreseeable future.  The valuation allowance decreased by $4.8 million during 2011 for the State NOLs.

At December 31, 2011 the Company had utilized all available federal NOL’s. As of December 31, 2011, the Company has approximately $173.7 million in state NOL's and approximately $140.8 million in local NOL's.

The income tax provision (benefit) for federal, and state and local income taxes in the consolidated income statements consists of the following:

(000's omitted)	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Current:
Federal	$40,315	$37,745	$23,650
State and local	512	(256)	100
Foreign	2,722	1,472	338
Total current	43,549	38,961	24,088

Deferred:
Federal	28,066	13,703	17,372
State and local	(329)	(315)	(235)
Foreign	-	60	-
Total deferred	27,737	13,448	17,137

Total provision	$71,286	$52,409	$41,225

The significant components of net deferred tax assets of the Company consist of the following:

	December 31,
(000's omitted)	2011	2010
State net operating loss carryforwards	$12,337	$17,108
Receivable reserves	2,247	1,901
Hedging transaction	20,874	8,057
Intangibles	2,570	2,854
Capital loss	-	4,550
Equity compensation	12,193	8,875
Accrued compensation and other	363	1,206
Total deferred tax assets	50,584	44,551
Valuation allowance	(12,337)	(17,108)
Net deferred tax assets	38,247	27,443

Trademarks, goodwill and other intangibles	(130,255)	(98,037)
Depreciation	(3,308)	(3,031)
Difference in cost basis of acquired intangibles	(49,000)	(49,000)
Convertible notes	(22,616)	(9,875)
Investment in joint ventures	(5,192)	(4,334)
Total deferred tax liabilities	(210,371)	(164,277)
Total net deferred tax assets (liabilities)	$(172,124)	$(136,834)

Balance Sheet detail on total net deferred tax assets (liabilities):
Current portion of net deferred tax assets	$2,114	$1,743
Non-current portion of net deferred tax assets (liabilities)	$(174,238)	$(138,577)

The following is a rate reconciliation between the amount of income tax provision at the Federal rate of 35% and provision for (benefit from) taxes on operating profit (loss):

	Year ended December, 31
(000's omitted)	2011	2010	2009
Income tax provision computed at the federal rate of 35%	$74,384	$57,014	$40,714
Increase (reduction) in income taxes resulting from:
State and local income taxes (benefit), net of federal income tax	113	(1,626)	(4,013)
Increase in valuation allowance	-	1,282	3,843
Non-controlling interest	(5,048)	(3,987)	-
Non-deductable executive compensation	1,855	-	-
Other, net	(18)	(274)	681
Total	$71,286	$52,409	$41,225

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

The Company files income tax returns in the U.S. federal and various state and local jurisdictions.  For federal income tax purposes, the 2008 through 2011 tax years remain open for examination by the tax authorities under the normal three year statute of limitations.  For state tax purposes, our 2008 through 2011 tax years remain open for examination by the tax authorities under a four year statute of limitations.

At December 31, 2011, the total unrecognized tax benefit was approximately $1.2 million.  However, the liability is not recognized for accounting purposes because the related deferred tax asset has been fully reserved in prior years.   A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

(000’s omitted)	FY 2011	FY 2010	FY 2009
Uncertain tax positions at January 1	$1,180	$1,180	$1,180
Increases during the year	-	-	-
Decreases during the year	-	-	-
Uncertain tax positions at December 31	$1,180	$1,180	$1,180

The Company is continuing its practice of recognizing interest and penalties to income tax matters in income tax expense.  There was no accrual for interest and penalties related to uncertain tax positions for FY 2011, FY 2010 and FY 2009.  The Company does not believe that there will be a material change in its unrecognized tax positions over the next twelve months.  All of the unrecognized tax benefits, if recognized, would be offset by the valuation allowance.

14.   Segment and Geographic Data

The Company has one reportable segment, licensing and commission revenue generated from its brands. The geographic regions consist of the United States and Other (which principally represents Canada, Japan and Europe). Long lived assets are substantially all located in the United States. Revenues attributed to each region are based on the location in which licensees are located.

The net revenues by type of license and information by geographic region are as follows:

	For the Year Ended
(000's omitted)	December 31,
	2011	2010	2009
Licensing and other revenue by category:
Direct-to-retail license	$139,681	$143,114	$110,921
Wholesale license	203,519	163,489	108,100
Entertainment and other	26,645	25,956	13,037
	$369,845	$332,559	$232,058

Licensing and other revenue by geographic region:
United States	$302,629	$287,320	$218,693
Other(1)	67,216	45,239	13,365
	$369,845	$332,559	$232,058

(1)	No single country represented 10% of the Company’s revenues in the periods presented in this table.

15.  Unaudited Consolidated Interim Financial Information

Unaudited interim consolidated financial information FY 2011 and FY 2010 is summarized as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands except per share data)
The year ended December 31, 2011
Licensing and other revenue	$92,356	$89,293	$92,683	$95,513	(2)
Operating income	60,304	57,586	58,954	51,922
Net income attributable to Iconix Brand Group, Inc.	31,432	41,543	25,968	27,162	(3)

Basic earnings per share	0.43	0.57	0.35	0.37
Diluted earnings per share	0.42	0.55	0.34	0.36

The year ended December 31, 2010
Licensing and other revenue	$71,704	$76,013	$96,887	$87,955
Operating income	49,380	49,443	54,822	56,070
Net income attributable to Iconix Brand Group, Inc.	24,774	24,541	27,409	22,123	(4)

Basic earnings per share	0.35	0.34	0.38	0.30
Diluted earnings per share(1)	0.33	0.33	0.37	0.30

(1) Quarterly earnings per share amounts may not add to full year amounts due to rounding.

(2) Includes a gain of approximately $5.6 million related to the OP Japan transaction (see Note 3)

(3) Includes a net gain of approximately $6.4 million related to an investment through Iconix China (see Note 3).

(4) Includes a net gain related to specific litigation of $15.7 million (see Notes 8 and 9) and a write down of auction rate securities of $13.0 million in the fourth fiscal quarter of 2010 (see Note 4).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Iconix Brand Group, Inc.

New York, New York

The audits referred to in our report dated February 29, 2012, relating to the consolidated financial statements of Iconix Brand Group, Inc. and Subsidiaries, which is contained in Item 8 of this Form 10-K also included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based upon our audits.

In our opinion the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO USA LLP

February 29, 2012
New York, New York

Schedule II - Valuation and Qualifying Accounts

Iconix Brand Group, Inc. and Subsidiaries

(In thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period

Reserves and allowances deducted from asset accounts:

Accounts Receivables (a):

Year ended December 31, 2011	$6,165	$467	$-	$6,632
Year ended December 31, 2010	$3,917	$2,253	$(5)	$6,165
Year ended December 31, 2009	$519	$4,312	$(914)	$3,917

(a)	These amounts include reserves for bad debts.

