Form 10-K/A
period 2011-12-31
ICONIX BRAND GROUP, INC.
filed 2012-04-27
CIK 857737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                  TO

(Commission File Number) 0-10593

ICONIX BRAND GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	11-2481903
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1450 Broadway, New York, New York 10018

(Address of principal executive offices) ( zip code)

(212) 730-0030

Registrant’s telephone number, including area code:

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  ☒   Yes    ☐   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒ Yes    ☐   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of the close of business on June 30, 2011 was approximately $1,769,000,000. As of February 22, 2012, 72,518,775 shares of the registrant’s Common Stock, par value $.001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Iconix Brand Group, Inc. for the fiscal year ended December 31, 2011, originally filed with the Securities and Exchange Commission (“SEC”) on February 29, 2012 (the “Original Filing”). We are filing this Amendment to amend Part III of the Original Filing to include the information required by and not included in Part III of the Original Filing because we no longer intend to file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2011 and the cover page of the Amendment reflects this fact. In connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment certain new certifications by our principal executive officer and principal financial officer. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications.

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

Our executive officers and directors and their respective ages and positions are as follows:

Name	Age	Position(s)
Neil Cole	55	Chairman of the Board, President and Chief Executive Officer

Warren Clamen	47	Executive Vice President and Chief Financial Officer

Andrew Tarshis	46	Executive Vice President and General Counsel

Yehuda Shmidman	30	Chief Operating Officer

David Blumberg	53	Executive Vice President - Head of Strategic Development

Barry Emanuel [1,3]	70	Director

Drew Cohen [1,2]	43	Director

F. Peter Cuneo [2,3]	68	Director

Mark Friedman 1, [3]	48	Director

James A. Marcum [1,2]	52	Director

Laurence N. Charney [2]	65	Director

(1)	Member of governance/nominating committee.
(2)	Member of audit committee.
(3)	Member of compensation committee.

Neil Cole has served as Chairman of our Board and as our Chief Executive Officer and President since February 1993. Prior to this, Mr. Cole served as Chairman of the Board, President and Treasurer of New Retail Concepts, Inc., a company he founded in 1986 from which we acquired the Candies trademark in 1993. For over 30 years Mr. Cole has acquired, developed, promoted and managed a substantial portfolio of brands. As Chairman, Chief Executive Officer and President, Mr. Cole marshaled our transition from a traditional apparel and footwear operating entity to a brand management company. Since the completion of the transition in 2005 and as a result of Mr. Cole’s leadership, our portfolio of brands has grown from two brands to over 25 brands with tremendous diversification in apparel, footwear, sportswear, fashion accessories, beauty and fragrance, home products, consumer electronics and character licensing. In 2001, Mr. Cole founded The Candie’s Foundation, a non-profit organization that works to educate America’s youth about the devastating consequences of teenage pregnancy and creates a national dialogue on the issue. Mr. Cole is a member of Governor Cuomo’s SAGE Commission, and serves as a director on the Board of Directors for The Candie’s Foundation, The Mount Sinai Children’s Center Foundation and Crutches 4 Kids. In April 2003, Mr. Cole, without admitting or denying the SEC’s allegations, consented to the entry by the SEC of an administrative order in which Mr. Cole agreed to cease and desist from violating or causing any violations or future violation of certain books and records and periodic reporting provisions and the anti-fraud provisions of the Securities Exchange Act of 1934. Mr. Cole also paid a $75,000 civil monetary fine. Mr. Cole received a Bachelor of Science degree in political science from the University of Florida in 1978 and his Juris Doctor from Hofstra law school in 1982. The Board believes that Mr. Cole’s global executive leadership skills, his significant experience as an executive in our industry, including as our Chief Executive Officer for more than the past 18 years, and his role in transforming our company from a manufacturing company to a leading brand management company make him uniquely qualified to sit on our Board and serve as its chairman.

Warren Clamen has served as our Executive Vice President and Chief Financial Officer since November 11, 2008. Prior to that, Mr. Clamen served as our Chief Financial Officer since joining our company in March 2005. From June 2000 until March 2005, Mr. Clamen served as Vice President of Finance for Columbia House, one of the world’s largest licensees of content for music and film, and from December 1998 to June 2000, he was Vice President of Finance of Marvel Entertainment, Inc., a then publicly traded entertainment company active in motion pictures, television, publishing, licensing and toys. Prior to that time, Mr. Clamen served as the director, international management for Biochem Pharma Inc., a biopharmaceutical company located in Montreal, Canada, and as a senior manager at Richter, Usher and Vineberg, an accounting firm also located in Montreal, Canada. Mr. Clamen is a certified public accountant and a chartered accountant. He received a Bachelor of Commerce degree in 1986 and a Graduate Diploma in public accounting in 1988, each from McGill University in Montreal.

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

Yehuda Shmidman has served as our Chief Operating Officer since July 2010. Prior to becoming our COO, Mr. Shmidman served as our Executive Vice President, Operations since August 2009 and has held various titles in our business development department since joining us in 2005. Prior to joining Iconix in 2005, Mr. Shmidman worked at a startup licensing agency in New York that launched several direct to retail brands, including Isaac Mizrahi at Target, “Merch” Vintage Rock at Kmart and Fieldcrest at Target. Mr. Shmidman received a Bachelor of Arts degree magna cum laude in Political Science from Yeshiva University in 2003.

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

Barry Emanuel has served on our Board since May 1993. For more than the past five years, Mr. Emanuel has served as president of Copen Associates, Inc., a textile manufacturer located in New York, New York. He received his Bachelor of Science degree from the University of Rhode Island in 1962. The Board believes that Mr. Emanuel’s more than 30 years of experience in the apparel industry, including his service as our director for almost 20 years, contributes valuable insight to our Board.

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

Mark Friedman has served on our Board since October 2006. Mr. Friedman has been a Managing Director at Threadstone Partners LLC, an investment advisory and consulting firm since January 2012. Previously, Mr. Friedman was the Managing Partner of Trilea Partners LLC, an investment and consulting firm, from May 2006 through December 2011. Beginning in 1996, Mr. Friedman was with Merrill Lynch, serving in various capacities including, most recently, as group head of its U.S. equity research retail team where he specialized in analyzing and evaluating specialty retailers in the apparel, accessory and home goods segments. Prior thereto, he specialized in similar services for Lehman Brothers Inc. and Goldman, Sachs & Co. Mr. Friedman has been ranked on the Institutional Investor All-American Research Team as one of the top-rated sector analysts and received a Bachelor of Business Administration degree from the University of Michigan in 1986 and a Masters degree in business administration from The Wharton School, University of Pennsylvania in 1990. The Board believes that Mr. Friedman’s extensive business background and investment banking experience adds key experience and viewpoints to our Board.

James A. Marcum has served on our Board since October 2007. Since February 2010, he has been the Chief Executive Officer, President and a member of the board of Central Parking Corporation, a nationwide provider of professional parking management. From September 2008 to January 2010, Mr. Marcum served as Vice Chairman, Acting President and Chief Executive Officer of Circuit City Stores, Inc., a specialty retailer of consumer electronics, home office products and entertainment software. Mr. Marcum has served as a member of the board of directors of Circuit City Stores, Inc. since June 2008. Circuit City Stores, Inc. filed for bankruptcy in November 2008. He is a limited partner of Tri-Artisan Capital Partners, LLC, a merchant banking firm, and served as an operating partner and operating executive of Tri-Artisan Capital Partners from 2004 until March 2008. From January 2005 to January 2006, he served in various capacities, including chief executive officer and director, of Ultimate Electronics, Inc., a consumer electronics retailer. Prior thereto, Mr. Marcum has served in various senior executive capacities for a variety of nationwide specialty retailers. He received a Bachelor of Science degree from Southern Connecticut State University in accounting and economics in 1980. The Board believes that Mr. Marcum’s contributions to the Board are well served by his extensive business background, his experience as a corporate executive of national retail establishments and his experience as a partner and executive of a merchant banking firm.

Laurence N. Charney has served on our Board since February 2011. From 1970 until his retirement in June 2007, Mr. Charney worked for Ernst & Young LLP, where over the course of his career, he served as audit partner, practice leader and senior advisor. Since his retirement from Ernst & Young, Mr. Charney has served as a business strategist and financial advisor to boards, senior management and investors of privately held businesses and small- to mid-cap public corporations across the consumer products, high tech/software, media/entertainment and non-profit sectors. Mr. Charney’s most recent affiliations as an audit committee member have included board tenures with Marvel Entertainment, Inc. from July 2007 through December 2009, Mrs. Fields Original Cookies from October 2008 through December 2011, and Pure Biofuels, Inc. from November 2008 through April 2010. Mr. Charney graduated with a Bachelor’s of business administration degree from Hofstra University and completed the Executive MBA in Business program at Columbia University. Mr. Charney maintains active membership with the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants. The Board believes that Mr. Charney’s significant accounting and financial background contributes important expertise to our Board.

Election of officers

Our Board of Directors elects the officers of the Company on an annual basis and its officers serve until their successors are duly elected and qualified. No family relationships exist among any of our officers or directors.

Election of directors

Our Board of Directors is currently comprised of seven directors. At each annual meeting of stockholders, the successors to the directors then serving are elected to serve from the time of their election and qualification until the next annual meeting following their election or until their successors have been duly elected and qualified, or until their earlier death, resignation or removal. All of our current directors have been elected to serve until the annual meeting of stockholders to be held in 2012.

Audit Committee and Audit Committee Financial Expert

Our Board has appointed an Audit Committee each of whose members is, and is required to be, an “independent director” under the Listing Rules of NASDAQ. The members of our Audit Committee are Messrs. Cuneo, Cohen, Marcum and Charney, and Mr. Cuneo currently serves as its chairperson. In addition to being an “independent director” under the Listing Rules of NASDAQ, each member of the Audit Committee is an independent director under applicable SEC rules under the Securities Exchange Act of 1934. Our Board of Directors has also determined that Mr. Cuneo is our “audit committee financial expert,” as that term is defined under applicable SEC rules and NASDAQ Listing Rules, serving on the Audit Committee.

Our Audit Committee’s responsibilities include:

•	appointing, replacing, overseeing and compensating the work of a firm to serve as the registered independent public accounting firm to audit our financial statements;

•

discussing the scope and results of the audit with the independent registered public accounting firm and reviewing with management and the independent registered public accounting firm our interim and year-end operating results which includes matters required to be discussed under Rule 3200T of the Public Company Accounting Oversight Board (“PCAOB”);

•	considering the adequacy of our internal accounting controls and audit procedures;

•	approving (or, as permitted, pre-approving) all audit and non-audit services to be performed by the independent registered public accounting firm; and

•	Received and reviewed written disclosures on independence required by PCAOB Rule 3526

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

Based solely on our review of the copies of such forms received by us, we believe that during 2011, there was compliance with the filing requirements applicable to our officers, directors and greater than 10% common stockholders.

Code of Business Conduct

We have adopted a written code of business conduct that applies to our officers, directors and employees. Copies of our code of business conduct are available, without charge, upon written request directed to our corporate secretary at Iconix Brand Group, Inc., 1450 Broadway, New York, NY 10018. Our code of business conduct is also available on our website, www.iconixbrand.com.

Item 11. Executive Compensation

Compensation Discussion and Analysis

The purpose of this Compensation Discussion and Analysis is to provide the information necessary for understanding the compensation philosophy, policies and decisions which are material to the compensation of our principal executive officer, our principal financial officer and our three other most highly compensated executive officers (we refer to these officers as our “named executive officers”) during 2011. This Compensation Discussion and Analysis will place in context the information contained in the tables and accompanying narratives that follow this discussion.

Philosophy and Objectives

Our compensation philosophy is to offer our named executive officers compensation that is fair, reasonable and competitive, and that meets our goals of attracting, retaining and motivating highly skilled management personnel so that we can be in a position to achieve our financial, operational and strategic objectives to create long-term value for our stockholders. We seek to deliver fair, reasonable and competitive compensation for our employees and executives, including our named executive officers, by structuring compensation around one fundamental goal: incentivizing our executives to build stockholder value over the short- and long-term. Our ability to attract, motivate and retain employees and executives with the requisite skills and experience to develop, expand and execute business opportunities for us is essential to our growth and success.

Our 2011 Compensation Program and Response to 2010 Advisory Say-on-Pay Vote

2011 Developments

•

With respect to last year’s Say-on-Pay vote, we considered such vote and altered our compensation program to include more performance-based compensation with a larger portion of our named executive officers’ compensation “at risk”;

•	In connection with last year’s Say-on-Pay vote, we engaged in significant stockholder outreach regarding our compensation practices;

•	our chief executive officer’s employment agreement amendment provides for a significant increase in performance-based compensation, putting 64% of his 2012 maximum contractual compensation “at risk”;

•

two other named executive officers’ employment agreements were amended during 2011, and half of the equity granted to such named executive officers was performance-based for periods ending after December 31, 2011; and

•

in the three employment agreement amendments entered into during 2011, a “clawback provision”, which is described in detail later in the section “Determination of Compensation of Named Executive Officers – Clawback, Security Ownership & Other Matters,” was included to address performance-based awards that vest prior to a restatement of our financial statements.

We engaged in stockholder outreach during 2011 to discuss with our larger stockholders, among other things, our compensation practices. In response to the Say-on-Pay vote by our stockholders in 2011 and as a result of our stockholder outreach, we have dramatically increased the percentage of awards that are performance-based for most of our named executive officers.

With respect to grants made in 2011 for future periods, our compensation program focused on three main measures of performance: EBITDA (as defined below) growth, diluted earnings per share growth and the achievement of Free Cash Flow (as defined below). Since 2005, we have exhibited significant growth and we believe that these performance criteria best reflect our operating performance. Additionally, we believe that these performance criteria reflect our growth opportunities in both the short-term and long-term. The following graphs display our performance from 2005 through 2011 for the metrics identified above:

(1)

EBITDA, a non-GAAP financial measure, represents net income before income taxes, interest, other non-operating gains and losses, depreciation and amortization expenses. We believe EBITDA provides additional information for determining our ability to meet future debt service requirements, investing and capital expenditures. See exhibit 10.75 for a reconciliation of EBITDA to GAAP net income.

(2)

Free Cash Flow, a non-GAAP financial measure, represents net income before depreciation, amortization, non-cash compensation expense, bad debt expense, net equity earnings from certain joint ventures, non-cash income taxes, non-cash interest related to convertible debt, non-cash gains/losses from sale of trademarks, non-cash loss on marketable securities and re-measurement of investments, less capital expenditures. Free Cash Flow also excludes any changes in balance sheet items. We believe Free Cash Flow is useful in evaluating our financial condition because it is representative of cash flow from operations that is available for repaying debt, investing and capital expenditures. See exhibit 10.75 for a reconciliation of Free Cash Flow to GAAP net income.

(3)	Compounded annual growth rate, or “CAGR”.

Amendments in 2011 to the employment agreements of Messrs. Cole, Clamen and Tarshis provide for these executives to earn awards based on these performance criteria. These amended employment agreements, as compared to their previous compensation arrangements, provide for a greater percentage of these named executive officer’s compensation to be considered “at risk” as a result of being payable only upon the achievement of the performance criteria. For example, with respect to the year ending December 31, 2012, Mr. Cole’s percentage of performance-based compensation increased from 47% of his total contractual compensation package for 2012 under his employment agreement prior to the June 2011 amendment, to 64% of his total contractual compensation package pursuant to the June 2011 amendment. Further, pursuant to the June 2011 amendment, for the years 2013 through 2015, 79% of Mr. Cole’s total contractual compensation package is performance based. Beginning with the year ending December 31, 2012, 50% of Messrs. Clamen’s and Tarshis’ equity compensation is performance-based.

Forms of Compensation Paid to Named Executive Officers During 2011

During the last fiscal year, we provided our named executive officers with the following forms of compensation:

Base salary. Base salary represents amounts paid during the fiscal year to named executive officers as direct, guaranteed compensation under their employment agreements for their services to us.

Equity-based awards. Awards of restricted stock units, shares of restricted stock and stock options are made under our 2009 Equity Incentive Plan, which was approved by our stockholders in August 2009. Shares of restricted stock that were issued subject to a vesting schedule cannot be sold until and to the extent the shares have vested. In 2011, we awarded shares of restricted stock to each of our named executive officers. While we have not formally adopted any policies with respect to cash versus equity components in the mix of executive compensation, we feel that it is important to provide for a compensation mix that allows for acquisition of a meaningful level of equity ownership by our named executive officers in order to help align their interests with those of our stockholders. In 2011 Mr. Cole forfeited 78,779 2008 PSUs, valued at approximately $1.3 million at December 31, 2011, because certain performance measures were not met.

Cash bonuses. Messrs. Clamen, Tarshis and Shmidman received discretionary cash bonuses in 2011 covered by their employment agreements. Mr. Blumberg received a performance-based cash bonus in 2011 pursuant to his employment agreement. Mr. Cole received cash bonuses of (i) $3,000,000 upon the execution of an amendment to, and extension of, his current employment agreement and (ii) $1,725,000 based upon our achievement of certain 2011 performance goals. In May 2008, our stockholders adopted the Executive Incentive Bonus Plan discussed below.

Perquisites and other personal benefits. During 2011, our named executive officers received, to varying degrees, a limited amount of perquisites and other personal benefits that we paid on their behalf. These consisted of payments of life insurance premiums and car allowances.

Objectives of Our Compensation Program

The compensation paid to our named executive officers is generally structured into two broad categories: base salary and incentive compensation. Incentive compensation comes in several forms, such as equity-based awards under our various equity incentive and stock option plans, which include RSUs, PSUs and stock options, and cash payments. As part of our 2011 compensation program, we have tied more of our named executive officers’ compensation to the satisfaction of specified performance criteria than in previous years. As discussed above, four of our five named executive officers’ employment agreements now provide for the achievement of specified performance-based criteria in connection with a portion of their compensation. From time to time certain of our named executive officers also have received discretionary cash and stock bonuses not tied to specific pre-established performance criteria.

The compensation packages and structure for our chief executive officer, Mr. Neil Cole, our chief financial officer, Mr. Warren Clamen, and our executive vice president and general counsel, Mr. Andrew Tarshis, differ from that of our executive vice president, head of strategic development, Mr. David Blumberg. Each of these named executive officers plays a distinct role with related responsibilities within the Company, and each of their compensation packages are meant to acknowledge these differences. As Mr. Cole makes executive decisions that influence our direction and growth initiatives, his total compensation is intended to be strongly aligned with objective financial measures, including an annual bonus determined by performance criteria set forth in his employment agreement. Messrs. Clamen and Tarshis are charged with implementing the goals set by Mr. Cole, and, therefore, an appropriate portion of their compensation is performance-based pursuant to their amended employment agreements, which include objective financial measures. As Mr. Blumberg is responsible for overseeing our merger and acquisition activities that influence our growth, a portion of his total compensation is performance-based and tied to our consummation of acquisitions that meet specified objective financial measures as set forth in his employment agreement. Mr. Blumberg is entitled to receive stock and cash bonuses when acquisitions are consummated. We believe that this mix of compensation provides both short- and long- term incentives for Mr. Blumberg. The cash bonus is a short-term incentive while the stock options create an incentive to identify acquisitions that are expected to add value to the Company in the long-term, which could increase the spread between the exercise price of such option and our stock price when such option is exercised at a later date. Additionally, we entered into a new employment agreement in March 2012 with Mr. Blumberg, which contains similar performance-based criteria as described above. Mr. Shmidman, who became our chief operating officer in 2010, is still subject to the terms of his employment agreement that we entered into in 2009, prior to his becoming a named executive officer. We believe, however, that Mr. Shmidman is properly incentivized through grants of restricted stock that vest over time, which align Mr. Shmidman’s interests with that of the Company.

Our overall compensation program with respect to our named executive officers is designed to achieve the following objectives:

•	to attract, retain and motivate highly qualified executives through both short-term and long-term incentives that reward company and individual performance;

•	to emphasize equity-based compensation to more closely align the interests of executives with those of our stockholders;

•	to support and encourage our financial growth and development;

•	to motivate our named executive officers to continually provide excellent performance throughout the year;

•	to ensure continuity of services of named executive officers so that they will contribute to, and be a part of, our long-term success;

•	to manage fixed compensation costs through the use of performance and equity-based compensation; and

•	to promote and sustain stability in the executive team.

Determination of Compensation for Named Executive Officers

Compensation of chief executive officer. During 2011, the compensation of Mr. Cole, our chairman, president and chief executive officer was primarily based on Mr. Cole’s employment agreement, which was amended effective as of June 17, 2011, to extend its term through 2015, among other things. The compensation committee began discussing the amendment of Mr. Cole’s employment arrangement with Mr. Cole in 2010. During the negotiation process, which involved numerous meetings, the compensation committee considered the need for new and creative retention and compensation arrangements that could reflect Mr. Cole’s contributions and secure a long-term commitment from him to remain with us. Securing capable leadership is among the highest priorites of the Board of Directors. The approval of the June 2011 amendment was a business judgment made by the compensation committee, with the input of other independent directors, based on their collective experience and the individual assessments of Mr. Cole’s past performance as our chief executive officer. Both the Board of Directors and the compensation committee believed (and continue to believe) that securing Mr. Cole’s continued service as our chief executive officer would best position the company for continued growth and the creation of long-term stockholder value.

In determining the salary, equity grants and other forms of compensation for Mr. Cole as provided for in the June 2011 amendment, the compensation committee engaged James F. Reda & Associates, a Division of Gallagher Benefits Services, Inc., or JFR, to provide advice and recommendations as to the parameters of Mr. Cole’s amended employment agreement. In connection with Mr. Cole’s amended employment agreement, JFR used a comparator group of 28 companies. The important factors JFR considered when determining the comparator group were the industry, nature of the business and the revenue size of public companies. These public companies included apparel, accessories & luxury goods, footwear and apparel retail, among others. The comparator group had sales in a range of $31 million—$19 billion. Based on the comparator group, JFR determined that our company is at the 99th percentile for EBITDA margin and near the 80th percentile in EPS growth. JFR concluded that Mr. Cole’s compensation package is reasonable in light of our company’s exceptional performance, and the fact that a significant portion of the compensation package is performance-based.

In determining Mr. Cole’s compensation and in consultation with JFR, the compensation committee took into consideration Mr. Cole’s contribution to our growth over the past several years under his leadership, his substantial experience and Mr. Cole’s performance in the industry in general and with us in particular. Our performance during Mr. Cole’s tenure as chief executive officer has been outstanding. Since the completion of our transition to our current business model, our equity market capitalization has increased from approximately $150.0 million at January 1, 2005, to approximately $1.2 billion as of December 31, 2011.

The compensation committee also considered the increased responsibilities of Mr. Cole as a result of our diversification and the substantial growth experienced by our company during his tenure. The compensation committee considered that under Mr. Cole’s leadership and direction from 2005 through 2011, our EBITDA grew from $16.7 million to $229.6 million and that during the same period, our Free Cash Flow grew from $13.0 million to $179.2 million. In addition, the compensation committee considered that our brands represented retail sales of approximately $12 billion in 2011. In light of these considerations and JFR’s analysis, the compensation committee approved Mr. Cole’s compensation package and employment agreement amendment. We believe that Mr. Cole’s compensation for 2011 as our principal executive officer reflects our performance during 2011 and his significant contributions to that performance, and aligns Mr. Cole’s interests with the Company and its stockholders.

Mr. Cole received an extension sign-on bonus of $3 million in connection with his amended employment agreement, which extended the term of Mr. Cole’s employment agreement until December 31, 2015. In consultation with JFR, the compensation committee determined that this bonus was appropriate for meeting our goal of promoting and sustaining stability in the executive team. The compensation committee considered Mr. Cole’s unique role as founding chief executive officer and our leader in our transition to a brand management company. Additionally, the compensation committee considered the expansion of our operations, both past and future, Mr. Cole’s leadership position in the industry and the possibility of other opportunities that may be available to Mr. Cole. The compensation committee also considered the potential negative impact on us, including our potential future expansion if we lost Mr. Cole’s services as our chief executive officer. The compensation committee believes that the sign-on bonus was an integral and necessary component of the amended employment agreement by which Mr. Cole will lead the company through December 2015. In light of these circumstances and its consultation with JFR, the compensation committee determined that the extension sign-on bonus was warranted.

In accordance with the rules of the Securities and Exchange Commission, the entire amount of Mr. Cole’s sign-on bonus, as well as the dollar amounts of stock awards and non-equity incentive plan compensation awarded to Mr. Cole in 2011, appear in the Summary Compensation Table below as part of Mr. Cole’s 2011 compensation. In evaluating the bonus and stock awards, the compensation committee considered, among other things, the annual cost of the award over that four-year term of the employment agreement. The compensation committee also reviewed Mr. Cole’s achievement of PSUs pursuant to his employment agreement prior to the June 2011 amendment. The compensation committee noted that to date Mr. Cole has earned approximately 50% of the maximum possible PSUs available under his employment agreement prior to the June 2011 amendment. The compensation committee believes that the PSUs granted under the June 2011 amendment contain performance measures that, if achieved, are indicative of superb performance by the Company.

See “Executive Compensation—Narrative to Summary Compensation Table and Plan-Based Awards Table—Employment Agreements” for further description of Mr. Cole’s employment agreement.

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

With respect to the named executive officers, their compensation is based upon what we believe is a competitive base salary in view of our business strategy and accelerated growth goals, as well as our assessment of the compensation practices of our competitors. In conjunction with our compensation committee, we have assessed our total compensation program, and its components, and believe that it operates well to serve our goals as well as the current, short- and long-term compensation needs of the executive officers. We have implemented a stockholder approved Executive Incentive Bonus Plan in conformity with Section 162(m) of the Internal Revenue Code of 1986 (“Internal Revenue Code” or “Code”) for our named executive officers and other senior executives. For 2011, Mr. Cole was the only named executive officer who was eligible to earn an award under the Executive Incentive Bonus Plan, and he received awards aggregating to $1,725,000 under the Executive Incentive Bonus Plan.

Compensation amounts for named executive officers are determined according to performance, the level of seniority and position of the named executive officer. Generally, relatively greater emphasis is typically placed on the equity-based components of compensation so as to put a greater portion of total pay based on Company and individual performance. In addition, in 2011, the compensation committee determined that awards under amendments to employment agreements would have a much larger percentage of performance-based equity awards than in any previous years. We believe the combination of a competitive base compensation, coupled with an opportunity to significantly enhance overall individual compensation if individual and Company performance warrant such enhancement, yields an attractive compensation program that facilitates our recruitment and retention of talented executive personnel. The total compensation amount for our named executive officers is also established relative to officers at levels above and below them, which we believe rewards them for increased levels of knowledge, experience and responsibility. The differences in how we compensate each of our named executive officers illustrates our commitment to rewarding performance, and, we believe, incentivizes each of our named executive officers.

Base salary. The base salary of each of our named executive officers is fixed pursuant to the terms of their respective employment agreements with us and, when a contract is up for, or otherwise considered for, renewal, upon a review of the executive’s abilities, experience and performance, as well as a review of salaries for executives in the marketplace for comparable positions at corporations which either compete with us in its business or of comparable size and scope of operations. Other than with respect to situations in which we have engaged a compensation consultant, the recommendations to the Board of Directors by the compensation committee with respect to base salary are based primarily on informal judgments reasonably believed to be in our best interests. In determining the base salaries of certain of our executives whose employment agreements were up for, or otherwise considered for, renewal, the compensation committee considered our performance and growth plans and such individual’s performance. Base salaries are used to compensate each named executive officer for day-to-day operations during the year, and to encourage them to perform at their highest levels. We also use our base salary as an incentive to attract top quality executives and other management employees from other companies. Moreover, base salary (and increases to base salary) are intended to recognize the overall experience, position within our company and expected contributions of each named executive officer to us.

The following were contractual increases in the base salaries of our named executive officers from 2010 to 2011 as set forth in the table below:

Named Executive Officer	2010 Base Salary	2011 Base Salary	Change in Base	Percentage of 2010 Base Salary
Neil Cole	$1,000,000	$1,000,000	$—	0%
Warren Clamen	400,000	450,000	50,000	13%
Andrew Tarshis	400,000	450,000	50,000	13%
Yehuda Shmidman	375,000	400,000	25,000	7%
David Blumberg	400,000	400,000	—	0%

Equity-based awards. During 2011 equity awards were made to our named executive officers pursuant to our 2009 Equity Incentive Plan which provides for awards in the form of stock options, stock appreciation rights, restricted stock, unrestricted stock, stock units including restricted stock units, and performance awards to eligible persons. The mix of cash and equity-based awards, as well as the types of equity-based awards, granted to our named executive officers varies from year to year. Consideration has been given to various factors, such as the relative merits of cash and equity as a device for retaining and motivating the named executive officers, individual performance, an individual’s pay relative to others, contractual commitments pursuant to employment or other agreements, and the value of already-outstanding grants of equity in determining the size and type of equity-based awards to each named executive officer. As of December 31, 2011, the number of shares remaining for issuance under the 2009 Equity Incentive Plan was 64,266. There are no shares remaining for issuance under any prior equity incentive plan.

In 2011, we continued to utilize restricted stock as the primary form of equity compensation for our named executive officers. As described above, we generally provide a substantial portion of named executive officer compensation in the form of equity awards because the compensation committee has determined that such awards serve to encourage our executives to create value for our company over the long-term, which aligns the interests of named executive officers with those of our stockholders.

Generally, we make three types of equity-based grants to our named executive officers:

•	initial grants when a named executive officer is hired;

•	annual performance based grants; and

•	retention grants, which are typically made in connection with new employment agreements or renewals.

An initial grant when an executive officer is hired or otherwise becomes a named executive officer serves to help us to recruit new executives and to reward existing officers upon promotion to higher levels of management. Because these initial grants are structured as an incentive for employment, the amount of these grants may vary from executive to executive depending on the particular circumstances of the named executive officer and are usually recommended by the chief executive officer and approved by the appropriate committee. Annual, time-vested grants of equity awards, as well as retention grants made in connection with renewals of employment agreements, are designed to compensate our named executive officers for their contributions to our long-term performance. Generally, restricted stock and stock option awards granted to named executive officers as either initial or annual performance grants vest in equal installments over the term of the agreement, or a period determined by the compensation committee, typically beginning on the first anniversary of the date of grant. As noted above, in the three employment agreement amendments in 2011, we have provided that at least half of such grants are performance-based.

Restricted stock grants for 2011 were as follows: Mr. Cole – 204,918 restricted stock units, or RSUs, and 1,219,945 performance-based restricted stock units, or PSUs (each as described above), Mr. Clamen – 62,229 RSUs and 57,648 performance-based PSUs (each as described above), Mr. Tarshis – 83,735 RSUs and 76,864 performance-based PSUs (each as described above), Mr. Shmidman – 9,162 shares of restricted stock, and Mr. Blumberg – 35,826 shares of restricted stock. The aforementioned grants of RSUs and restricted stock to Messrs. Cole, Clamen, Tarshis and Shmidman have vesting periods ranging from one to four years; the PSUs vest upon certification of the compensation committee that the respective performance criteria have been met; the grant to Mr. Blumberg vested on the grant date. In addition, in 2011 Mr. Blumberg was granted options to purchase 30,000 shares of the Company’s common stock as a result of the Company’s consummation of two acquisitions that met certain specified performance criteria set forth in his employment agreement; these options vested immediately. For a discussion of the performance criteria relating to Messrs. Cole, Clamen, Tarshis and Blumberg’s equity awards, please see the description of their respective employment agreements following the Summary Compensation Table.

Cash bonuses. In May 2008 our stockholders approved the Executive Incentive Bonus Plan, sometimes referred to as the bonus plan. The purpose of the bonus plan is to promote the achievement of our short-term, targeted business objectives by providing competitive incentive reward opportunities to our executive officers who can significantly impact our performance towards those objectives. Further, the bonus plan enhances our ability to attract, develop and motivate individuals as members of a talented management team. The bonus plan is administered, and can be amended, by the compensation committee. All awards are paid in cash. Awards made under the bonus plan are subject to a participant achieving one or more performance goals established by the compensation committee. The performance goals may be based on our overall performance, and also may recognize business unit, team and/or individual performance. No payment will be made under the bonus plan unless the compensation committee certifies that at least the minimum objective performance measures have been met. Such performance measures may include specific or relative targeted amounts of, or changes in: EBITDA (as defined earlier); Free Cash Flow (as defined earlier); earnings per share; diluted earnings per share; revenues; expenses; net income; operating income; equity; return on equity, assets or capital employed; working capital; stockholder return; production or sales volumes; or certain other objective criteria. In 2011, our chairman, president and chief executive officer was the only named executive officer who was eligible to receive a bonus under the bonus plan, and only he received a bonus under the bonus plan.

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

Additionally, cash bonuses are also covered by employment agreements with our executive officers. Under his employment agreement, Mr. Cole, our chairman, president and chief executive officer received a sign-on cash bonus of $3,000,000 upon the execution of the June 2011 amendment to his employment agreement, which, among other things, extended the term of his employment through December 31, 2015. Further, Mr. Cole received two separate cash performance-based bonuses pursuant to his employment agreement and the Executive Bonus Plan which aggregated $1,725,000, the details for which are as follows: $1,225,000 based on our achievement of approximately $229.6 million of EBITDA, which represents 122.5% of the targeted EBITDA established by the Board of Directors; and $500,000 based on the our revenue growth of approximately 11%, which puts us in the upper 50th percentile of companies compiled in the Standard & Poors Small Cap Retailing Index for 2011. Further, in 2011 Mr. Blumberg received cash payments aggregating $500,000 as a result of our consummation of two acquisitions that met certain specified performance criteria set forth in his employment agreement. Also in 2011, Messrs. Clamen, Tarshis and Shmidman received discretionary cash bonuses of $100,000, $150,000 and $200,000, respectively, under their respective employment agreements. These bonuses were based upon both the individual performance of the executives and our overall performance but were not tied to any specified performance criteria.

Post-termination compensation. We have entered into employment agreements with each of the named executive officers. Each of these agreements provide for certain payments and other benefits if the executive’s employment terminated under certain circumstances, including, in the event of a “change in control”. See “Executive Compensation—Narrative to Summary Compensation Table and Plan-Based Awards Table—Employment Agreements” and “Executive Compensation—Potential Payments Upon Termination or Change in Control” for a description of the severance and change in control benefits.

Perquisites. The perquisites provided to some or all of our executive officers are described below. Perquisites are generally provided, as applicable, in accordance with the executives’ employment agreements. Below is a list of perquisites, personal benefits and other items of compensation we provided to our named executive officers in 2011, the total amount of each such item paid to all named executive officers and an explanation as to why we chose to pay the item.

	000000	000000
Perquisite, Other Benefit or Other Item of Compensation (1)	Aggregate Amount of This Perquisite Paid to All Named Executive Officers in 2011	Additional Explanation for Offering Certain Perquisites
Car allowances	$104,155	Serves to defray the cost of owning and operating an automobile often used for business purposes; prevents us from having to own and maintain a fleet of automobiles and is a taxable benefit for the named executive officer.
Life Insurance Premiums	$21,420	Reduces risk to the beneficiaries of executives in the event of the death of the executive.

(1)	Perquisites are generally granted as part of our executive recruitment and retention efforts.

Risk Management. The compensation committee has reviewed risks associated with our current compensation policies and believes that, for 2011, the compensation policies did not incentivize our named executive officers to take unnecessary risks.

Clawback, Security Ownership and Other matters. In 2010 and 2011 the compensation committee engaged JFR for advice in connection with the negotiation of the amendment to employment agreement for our chief executive officer, which amendment was entered into in June 2011, and is described above.

In addition to being subject to the clawback provisions of Sarbanes-Oxley, the 2011 amendments to the employment agreements of Messrs. Cole, Clamen and Tarshis include a clawback provision. The amendments provide that, if following the vesting of any PSUs, we restate our financial statements for the period utilized for determining such vesting, and the compensation committee determines in good faith that such PSUs would not have vested based on the restated financials, including the restatement’s impact on the stock price or market capitalization, if applicable, the compensation committee may require the executive officer to repay to us the value (determined as of the time of distribution) of any shares of common stock distributed to the executive officer with respect to such PSUs, reduced by any un-refundable taxes paid thereon by the executive officer. Although the amended employment agreements contain these provisions, our board of directors has not yet established a policy for the adjustment of any compensation award or payment if the relevant performance measures on which they are based are restated or adjusted. Upon the adoption of final rules regarding clawback policies under the Dodd-Frank Act, the board will undertake to implement a compliant clawback policy.

Although our board of directors has not established any security ownership guidelines for executive officers, we note that Mr. Cole has historically maintained his holdings of the Company’s common stock, and, in fact, for the years 2007-2011, has beneficially owned at least 3.0% of our common stock as reported in our proxy statements. At December 31, 2011, Mr. Cole held 1,717,979 shares of our common stock directly, with a value at that date of approximately $28.0 million, which is approximately 28 times Mr. Cole’s salary for 2011. These shares do not include shares issuable to Mr. Cole upon the exercise of stock options held by him.

Tax Deductibility and Accounting Ramifications

The compensation committee generally takes into account the various tax and accounting ramifications of compensation paid to our executives. When determining amounts of equity-based grants to executives the compensation committee also considers the accounting expense associated with the grants.

Our 2009 Equity Incentive Plan and our other plans are intended to allow us to make awards to executive officers that are deductible under the Section 162(m) of the Code, which otherwise sets limits on the tax deductibility of compensation paid to a company’s most highly compensated executive officers. The compensation committee will continue to seek ways to limit the impact of Section 162(m). However, the compensation committee also believes that the tax deduction limitation should not compromise our ability to maintain incentive programs that support the compensation objectives discussed above or compromise our ability to attract and retain executive officers. Achieving these objectives and maintaining flexibility in this regard may therefore result in compensation that is not deductible by us for federal income tax purposes.

Summary

In summary, we believe that our mix of salary, cash incentives for short-term and long-term performance and the potential for additional equity ownership in our company motivates our management to produce significant returns for our stockholders. Moreover, we also believe that our compensation program strikes an appropriate balance between our interests and needs in operating and further developing our business and suitable compensation levels that can lead to the enhancement of stockholder value.

Compensation Committee Interlocks and Insider Participation

None of the directors on our compensation committee, or who served as a member of our compensation committee at any time during 2011, is or was formerly an officer or employee of the Company or had any relationship or related person transaction requiring disclosure under the rules of the Securities and Exchange Commission. During 2011, none of our executive officers served on the board of directors or the compensation (or equivalent) committee of any other entity that has officers that serve on our Board of Directors or on our compensation committee. In addition, none of the members of our compensation committee were formerly, or during 2011, employed by us in the capacity as an officer or otherwise.

The members of our compensation committee are, and during 2011 were, Messrs. Cuneo, Emanuel and Friedman. Mr. Friedman currently serves as its chairperson.

Compensation Committee Report

The compensation committee of our Board of Directors has reviewed and discussed with management the Compensation Discussion and Analysis for 2011 appearing in this Report. Based on such reviews and discussions, the compensation committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Report for filing with the SEC.

COMPENSATION COMMITTEE

Mark Friedman, Chairperson

Barry Emanuel

F. Peter Cuneo

SUMMARY COMPENSATION TABLE

The following table includes information for 2011, 2010 and 2009 with respect to our named executive officers.

Summary Compensation Table

Name and Principal Position	Year	Salary ($) (a)	Bonus ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Non- qualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)		Total ($) (h)
Neil Cole	2011	$1,000,000	$3,000,000	$31,646,207	$—	$1,725,000	$—	$53,575	(1)	$37,424,782
President and Chief Executive Officer	2010	$1,000,000	$2,300,000	$—	$—	$1,725,000	$—	$55,241	(1)	$5,080,241
	2009	$1,000,000	$—	$8,309,609	$—	$1,500,000	$—	$42,791	(1)	$10,852,400
Warren Clamen	2011	$406,818	$100,000	$1,894,009	$—	$—	$—	$18,000	(2)	$2,418,827
Executive Vice President and Chief Financial Officer	2010	$400,000	$100,000	$52,301	$—	$—	$—	$18,000	(2)	$570,301
	2009	$356,806	$100,000	$1,235,494	$—	$—	$—	$18,000	(2)	$1,710,369
Andrew Tarshis	2011	$406,818	$150,000	$2,542,002	$—	$—	$—	$18,000	(2)	$3,116,820
Executive Vice President and General Counsel	2010	$400,000	$100,000	$52,301	$—	$—	$—	$18,000	(2)	$570,301
	2009	$356,806	$100,000	$1,235,494	$—	$—	$—	$18,000	(2)	$1,710,369
Yehuda Shmidman(3)	2011	$378,125	$200,000	$200,000	$—	$—	$—	$18,000	(2)	$796,125
Chief Operating Officer	2010	$352,936	$—	$352,308	$—	$—	$—	$18,000	(2)	$723,244
	2009	$262,121	$216,667	$956,219	$—	$—	$—	$18,000	(2)	$1,453,007
David Blumberg(4)	2011	$400,000	$—	$583,606	$295,234	$500,000	$—	$18,000	(2)	$1,796,840
Executive Vice President, Head of Strategic Development	2010	$400,000	$—	$345,900	$109,530	$500,000	$—	$18,000	(2)	$1,373,430
	2009	$400,000	$—	$453,915	$220,465	$500,000	$—	$18,000	(2)	$1,592,380

(a)	Salary includes, as applicable, base salary, pro-rated salaries for changes made to base salary during the year, as defined in the employment agreements.
(b)

Bonuses are fixed incentive and/or percentage incentive, as provided for in the applicable employment agreements or discretionary, as determined by the compensation committee. In June 2011 Mr. Cole received a cash bonus of $3,000,000 in connection with the execution of an amendment to his employment agreement. Among other things, this amendment extends the term of his employment through December 31, 2015. In accordance with SEC rules, this bonus has been reflected in the table under the Bonus column for 2011. Further, in February 2011, the compensation committee awarded Mr. Cole a discretionary bonus of $2,300,000 based on our 2010 performance, which, in accordance with SEC rules, has been reflected in this table under the Bonus column for 2010. For 2011, Messrs. Clamen, Tarshis and Shmidman received discretionary cash bonuses of $100,000, $150,000 and $200,000, respectively, under their respective employment agreements. For 2010, Messrs. Clamen and Tarshis each received discretionary cash bonuses of $100,000 respectively, pursuant to their employment agreements. For 2009, Messrs. Clamen and Tarshis each received discretionary cash bonuses of $100,000, pursuant to their employment agreements or otherwise and Mr. Shmidman received a $150,000 cash bonus as specified under his employment agreement and an additional discretionary bonus of $66,667.

(c)

The amounts shown in this column represent the aggregate grant date fair value in 2011, 2010, and 2009 with respect to shares of restricted stock and stock options. See Note 6 to Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for a discussion for the relevant assumptions used in calculating grant date fair value.

(d)	Option awards include, as applicable, Iconix options and equity-based compensation instruments that have option-like features and amounts represent grant date fair value.
(e)

Non-equity incentive plan compensation represents the dollar value of all amounts earned during the fiscal year pursuant to non-equity incentive plans. For each of 2011 and 2010, Mr. Cole received cash performance based bonuses of $1,225,000 and $500,000 for a total of $1,725,000 in each 2011 and 2010, pursuant to his employment agreement and the Executive Incentive Bonus Plan. The performance targets for 2011 were as follows: $1,225,000 was earned for our achievement of approximately $229.6 million of EBITDA, which represents 122.5% of the targeted EBITDA established by the Board of Directors, and $500,000 based on the Company’s revenue growth of approximately 11%, which puts the Company in the upper 50th percentile of companies compiled in the Standard & Poors Small Cap Retailing Index for 2011. The performance targets for 2010 were as follows: $1,225,000 was earned for our achievement of approximately $205.9 million of EBITDA, which represents 122.5% of the targeted EBITDA established by the Board of Directors, and $500,000 based on the Company’s revenue growth of approximately 43%, which puts it in the upper 50th percentile of companies compiled in the Standard & Poors Small Cap Retailing Index for 2011. For 2009, Mr. Cole received cash performance based bonuses of $1,000,000 and $500,000 for a total of $1,500,000, pursuant to his employment agreement and the Executive Bonus Plan. The performance targets for 2009 were as follows: $1,000,000 was earned for our achievement of approximately $163.1 million of EBITDA, which represents 100% of the targeted EBITDA established by the Board of Directors; $500,000 was earned for our achievement of 7% revenue growth, which puts us in the upper 50th percentile of companies compiled in the Standard & Poors Small Cap Retailing Index for 2009. In accordance with SEC rules, the 2011, 2010 and 2009 performance-based bonuses paid to Mr. Cole have been reflected in this table under the Non-Equity Incentive Plan Compensation column. Mr. Blumberg received cash payments of $500,000 in each 2011, 2010 and 2009 for our consummation of the following: two acquisitions in 2011 each of which had a “value” (as defined in his employment agreement) of less than $30 million; an acquisition in 2010 that had a “value” of greater than $30 million; and the consummation of two acquisitions in 2009, each of which had a “value” of less than $30 million.

(f)

Change in pension value and non-qualified deferred compensation earnings represents the aggregate increase in actuarial value to the named executive officer of all defined benefit and actuarial plans accrued during the year and earnings on non-qualified deferred compensation. There were no defined benefit plans, actuarial plans, or non-qualified deferred compensation for 2011, 2010 or 2009.

(g)	All other compensation includes, as applicable, car allowances and life insurance premiums (see the list of perquisites above).
(h)	Total compensation represents all compensation from us earned by the named executive officer for the year.
(1)	Represents premiums paid by us on a life insurance policy for the benefit of the beneficiaries of Mr. Cole, as well as a car allowance.

(2)	Represents amounts paid by us for executives’ car allowances.
(3)

Mr. Shmidman currently serves as our chief operating officer. Prior to July 2010, Mr. Shmidman served as our executive vice president of operations since August 2009. Prior to August 2009, Mr. Shmidman served as our Senior Vice President.

(4)

Since February 2009 Mr. Blumberg has served as our Head of Strategic Development and he became an executive officer in August 2009 when he assumed the position of executive vice president-head of strategic development. Prior to February 2009, Mr. Blumberg served us as a full-time consultant overseeing our mergers and acquisitions activities.

We note that there is a significant increase in total compensation payable to Messrs. Cole, Clamen and Tarshis. We note that these named executive officers received grants in connection with their amended employment agreements. These awards are intended as long-term retention incentives for Messrs. Cole, Clamen and Tarshis. Their RSUs vest over a period of two to three years and their PSUs, if earned, vest over three to four years. Given the vesting schedule, these grants should be looked at in conjunction with the term over which they vest, as opposed to 2011 compensation.

GRANTS OF PLAN-BASED AWARDS

	00000000	00000000	00000000	00000000	00000000	00000000	00000000	00000000	00000000	00000000	00000000	00000000
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh) ($)	Closing Price of Common Stock Units on Date of Grant ($)	Grant Date Fair Value of Stock and Option Awards
Neil Cole	6/17/11	—	—	—	1,219,945	1,219,945	—	204,918	—	—	$22.21	$31,646,207
Warren Clamen	4/7/11	—	—	—	—	—	—	4,581	—	—	$21.83	$100,003
	10/7/11	—	—	—	—	57,648	—	57,648	—	—	$15.56	$1,794,006
Andrew Tarshis	4/7/11	—	—	—	—	—	—	6,871	—	—	$21.83	$149,994
	10/7/11	—	—	—	—	76,864	—	76,864	—	—	$15.56	$2,392,008
Yehuda Shmidman	4/7/11	—	—	—	—	—	—	9,162	—	—	$21.83	$200,006
David Blumberg	4/26/11	—	—	—	—	—	—		15,000	$22.51	—	$132,628
	10/26/11	—	—	—	—	—	—		15,000	$18.36	—	$162,606
	12/31/11	—	—	—	—	—	—	35,826	—		$16.29	$583,606

NARRATIVE DISCLOSURE TO SUMMARY COMPENSATION TABLE AND PLAN-BASED AWARDS TABLE

Employment Agreements

The compensation committee determines the compensation, including related terms of employment agreements with us for those who have them, for each of the named executive officers.

Neil Cole

On January 28, 2008, we entered into an employment agreement, effective as of January 1, 2008, as amended on May 21, 2008, December 24, 2008 (referred to as the original employment agreement) and June 17, 2011 (referred to as the June 2011 amendment), with Neil Cole, chairman of the board, president and chief executive officer. This employment agreement, as amended through June 17, 2011, is referred to as the “employment agreement”. Pursuant to the June 2011 amendment, the current term of the employment agreement commenced on June 17, 2011, and will continue until December 31, 2015, unless further extended or earlier terminated as provided for in the employment agreement.

Consistent with our philosophy on executive compensation, Mr. Cole’s employment agreement reflects a substantial portion of his compensation in the form of long-term equity incentives, including performance stock incentives that vest upon the achievement of specific metrics defined in the agreement, particularly, growth in EBITDA, market capitalization and stock price as measured by targets to be established and certified by the compensation committee.

In connection with the negotiation with Mr. Cole of the employment agreement (including certain amendments thereto), the compensation committee retained James F. Reda & Associates LLC, referred to as JFR, as its outside compensation consulting firm to provide advice. In connection with the June 2011 amendment, assisting the compensation committee, JFR performed market research as to compensation levels in similarly capitalized companies in the industry, as well as companies that had achieved similar growth. As various aspects of our business, operations and management are unique, the compensation committee utilized the JFR research as one resource, rather than a stand-alone tool, in assessing the appropriate level of compensation and other terms under Mr. Cole’s employment agreement, including the June 2011 amendment. For a further discussion of JFR’s role and the compensation committee’s determinations related to the June 2011 amendment, please see the “Compensation Discussion and Analysis – Determination of Compensation for Named Executive Officers – Compensation of chief executive officer.”

Under his employment agreement, Mr. Cole was entitled to an annual base salary of $1,000,000 for the year ended December 31, 2011, and thereafter Mr. Cole’s annual base salary will be $1,500,000, with such increases (but not decreases) as may be determined by the Board from time to time. In connection with the June 2011 amendment, Mr. Cole received an extension signing bonus of $3,000,000, which was repayable in full under certain circumstances.

Pursuant to the terms of the original employment agreement Mr. Cole was granted 1,181,684 time-vested restricted common stock, or 2008 RSUs, and 787,789 performance-based restricted common stock units, or 2008 PSUs, under our 2006 Equity Incentive Plan and 2009 Equity Incentive Plan. The 2008 RSUs vest in five substantially equal annual installments commencing on December 31, 2008, subject to Mr. Cole’s continuous employment with us on the applicable vesting date, and the 2008 PSUs are subject to vesting based on our achievement of the following performance goals: 50% is tied to the achievement of EBITDA growth, 25% is tied to the achievement of market cap growth, and 25% is tied to the achievement of stock price growth. Both grants are subject to forfeiture or acceleration upon the termination of Mr. Cole’s employment under certain circumstances. In addition, Mr. Cole’s ability to sell or otherwise transfer the common stock underlying the 2008 RSUs and the 2008 PSUs while he is employed by us is subject to certain restrictions. Pursuant to the June 2011 amendment, the 2008 RSUs and 2008 PSUs provided for in the original employment agreement shall continue to vest in accordance with the terms of the original employment agreement.

The annual performance goals required for the portion of Mr. Cole’s 2008 PSUs to vest for the year ended December 31, 2011 were as follows: EBITDA of approximately $194.5 million, (for which Mr. Cole earned 78,779 2008 PSUs; market capitalization of approximately $1,899.4 million, (for which Mr. Cole earned no 2008 PSUs); and a stock price of $30.94 per share, (for which Mr. Cole earned no 2008 PSUs).

In addition, pursuant to the June 2011 amendment, Mr. Cole was granted time-vested restricted common stock units with a fair market value (as defined in the June 2011 amendment) of $4,500,000, referred to as the 2011 RSUs, and performance-based restricted common stock units with a fair market value (as defined in the June 2011 amendment) of $26,790,000, referred to as the 2011 PSUs. The 2011 RSUs will vest in three substantially equal annual installments commencing on December 31, 2013, subject to Mr. Cole’s continuous employment with us on the applicable vesting date. The 2011 PSUs will be subject to vesting based on our achievement of certain designated performance goals during the four fiscal years beginning with the fiscal year ending December 31, 2012. These goals are based on EBITDA (33 1/3% of PSUs), diluted earnings per share excluding extraordinary items (33 1/3% of PSUs) and free cash flow (33 1/3% of PSUs). Both the 2011 RSUs and 2011 PSUs are subject to forfeiture upon the termination of Mr. Cole’s employment under certain circumstances. Both the 2011 RSUs and the 2011 PSUs are subject to the terms and conditions of the 2009 Equity Plan and the respective award agreements. The June 2011 amendment provides that the original employment agreement shall continue in full force and effect unamended, except to the extent amended by the June 2011 amendment.

On December 24, 2008, we entered into an agreement with Mr. Cole which amended his original employment agreement and the related 2008 RSU agreement to provide, among other things for the deferral of the issuance to Mr. Cole of the 1,181,684 shares of our common stock to which he is entitled to receive under the 2008 RSUs granted to him under the original employment agreement until the earlier of (i) the date Mr. Cole is no longer employed by either (a) us or (b) any corporation or other entity owning, directly or indirectly, 50% or more of our outstanding common stock, or in which we or any such corporation or other entity owns, directly or indirectly, 50% or more of the outstanding capital stock (determined by aggregate voting rights) or other voting interests or (ii) a change in control (as defined in the employment agreement). In consideration of Mr. Cole’s agreement to delay the distribution to him of such shares of our common stock to which he will be entitled to receive under the 2008 RSUs as noted above, the agreement also provided for the award to Mr. Cole of an annual cash bonus to be granted under our executive incentive bonus plan, in the amount equal to $0.5 million for each of the four completed calendar years commencing with the calendar year from January 1, 2009 through December 31, 2009, and ending with the calendar year from January 1, 2012 through December 31, 2012 if either of one of two performance measures specified in the agreement have been satisfied. The two performance measures are as follows: (a) if the percentage determined by dividing our EBITDA by our revenues for the calendar year in question places us in the top 50% of the companies contained in the Standard & Poors Small Cap Retailing Index at the end of that calendar year or (b) if our annual revenue percentage growth for the calendar year in question when compared to the immediately preceding calendar year places us in the top 50% of those companies contained in the Standard & Poors Small Cap Retailing Index at the end of that calendar year. The 2011 PSUs and 2011 RSUs granted pursuant to the June 2011 amendment are not subject to the provisions of the December 24, 2008 agreement.

Mr. Cole is also entitled to various benefits, including benefits available to our other senior executives and certain automobile, air travel and life insurance benefits pursuant to the employment agreement.

In addition to his salary and benefits, Mr. Cole is eligible to receive an additional annual cash bonus for each completed calendar year, including as a performance goal thereunder the targets specified in the employment agreement. This cash bonus shall not exceed 150% of Mr. Cole’s base salary for the year ended December 31, 2011 and shall not exceed 200% of his base salary for each fiscal year of the term the employment agreement ending after December 31, 2011. The bonus shall be a percentage of the base salary determined based on the level of our consolidated earnings before interest, taxes, depreciation and amortization of fixed assets and intangible assets achieved for such year against a target level established for such year by the compensation committee of our board of directors, in the compensation committee’s sole discretion, but with prior consultation with Mr. Cole, as follows:

For the fiscal year ended December 31, 2011:

Annual Level of Targeted EBITDA Achieved	% of Base Salary
less than 80%	0%
80% (threshold)	50%
90%	75%
100% (target)	100%
105%	110%
110%	122.5%
115%	135%
120% or more (maximum)	150%

For fiscal years ending after December 31, 2011:

Annual Level of Targeted EBITDA Achieved	% of Base Salary
less than 80%	0%
80% (threshold)	50%
90%	75%
100% (target)	100%
105%	120%
110%	145%
115%	170%
120% or more (maximum)	200%

Mr. Cole’s annual bonus, if earned, will be paid in a lump sum cash payment in the calendar year following the calendar year for which such bonus is earned.

Under Mr. Cole’s employment agreement, if we terminate Mr. Cole’s employment for “cause” or if Mr. Cole terminates his employment without “good reason”, he will receive his earned and/or accrued but unpaid compensation, other than any bonus compensation, then due to him and shares of common stock in respect of any of his already vested 2008 RSUs, 2008 PSUs, 2011 RSUs and 2011 PSUs. If we terminate Mr. Cole’s employment without cause or if Mr. Cole terminates his employment for good reason, he will receive, in addition to the foregoing, an amount equal to two times his base salary then in effect plus any previously earned but unpaid annual bonus for a prior fiscal year and a pro-rata portion of the annual bonus for the year of termination. In addition, that portion of his 2008 PSUs and 2011 PSUs subject to vesting in the year of termination based on performance goals achieved as of the date of termination, and 75% of his unvested 2008 RSUs and 2011 RSUs, will vest. If his employment is terminated by us without cause or by him for good reason within 12 months of a change in control, the amount of his base salary-related payment will increase to three times, instead of two times, his base salary then in effect. On a change in control, that portion of his 2008 PSUs that would vest in the year of the change in control or in the future based on performance goals achieved as of the date of the change of control, and all of his unvested 2008 RSUs will vest. Additionally, upon a change in control any remaining unvested 2011 PSUs and 2011 RSUs shall vest immediately.

If Mr. Cole’s employment terminates as a result of his disability or death, he or his estate will be entitled to any previously earned and unpaid compensation then due to him plus any previously earned but unpaid annual bonus for the prior fiscal year and a pro-rata portion of the annual bonus for the year of such termination. In addition, in respect of termination as result of a disability, that portion of his 2008 PSUs and 2011 PSUs subject to vesting in the year of termination based on performance goals achieved as of the date of termination, and 50% of his unvested 2008 RSUs and 2011 RSUs, will vest. In respect of a termination as a result of death, that portion of Mr. Cole’s 2008 PSUs subject to vesting in the year of termination based on performance goals achieved as of the date of termination and 100% of the remaining unvested 2011 PSUs, 2008 RSUs and 2011 RSUs, shall vest.

The employment agreement with Mr. Cole also contains certain non-competition and non-solicitation covenants restricting certain activities for periods equal to the term of the agreement and any renewal period plus one and two years, respectively, after the agreement is terminated for any reason.

Warren Clamen and Andrew Tarshis

On October 7, 2011, we entered into amendments of the employment agreements dated November 11, 2008, with each of the following executive officers: (i) Andrew Tarshis (this employment agreement, as amended through October 7, 2011, is referred to as the Tarshis employment agreement) and (ii) Warren Clamen (this employment agreement, as amended through October 7, 2011, is referred to as the Clamen employment agreement and, together with the Tarshis employment agreement, the Clamen/Tarshis employment agreements, and each of Mr. Tarshis and Mr. Clamen are referred to in the description of the Clamen/Tarshis employment agreements below as an executive). The Clamen/Tarshis employment agreements provide for the employment of Mr. Tarshis as our executive vice president and general counsel through December 31, 2015 and Mr. Clamen as our executive vice president and chief financial officer through December 31, 2013.

Under the Clamen employment agreement, Mr. Clamen is entitled to an annual base salary of not less than $450,000 from November 11, 2011 through December 2012 and $475,000 during 2013. Under the Tarshis employment agreement, Mr. Tarshis is entitled to an annual base salary of not less than $450,000 from November 11, 2011 through December 2012 and $475,000, $500,000 and $525,000, during 2013, 2014 and 2015. In addition, each executive is entitled to participate in our executive bonus program and is eligible to receive bonuses of up to 100% of his base salary or such maximum amount available under any executive bonus program generally applicable to our senior executives.

Pursuant to the terms of the Clamen/Tarshis employment agreements, each executive received an award of 72,166 shares of our common stock in 2009 and 3,145 shares of our common stock in 2010. In 2011, Mr. Clamen and Mr. Tarshis received 4,581 shares and 6,871 shares, respectively, of our common stock. Each executive is also entitled to various benefits, including benefits available to our other senior executives and certain automobile, life insurance and medical benefits.

In addition, pursuant to the Clamen/Tarshis employment agreements, (i) Mr. Clamen was granted an award of 57,648 time-vested restricted common stock units (“RSUs”) of the Company’s common stock, which will vest in three equal annual installments on December 31 of 2012, 2013 and 2014, and an award of 57,648 performance-based restricted common stock units (“PSUs”) and (ii) Mr. Tarshis received an award of 76,864 RSUs of the Company’s common stock, which will vest in four equal annual installments on December 31 of 2012, 2013, 2014 and 2015, and an award of 76,864 PSUs. Under the Clamen/Tarshis employment agreements, the RSUs are subject to each executive’s continuous employment with the Company on the applicable vesting date, and are also subject to acceleration under certain circumstances. The PSUs will be subject to vesting based on the Company’s achievement of certain designated performance goals. Both the RSUs and PSUs are subject to forfeiture upon the termination of the executive’s employment under certain circumstances. Upon a change in control, any unvested PSUs and RSUs shall vest. Upon termination for death or disability, any unvested PSUs and RSUs shall vest. Upon termination by the Company for cause or the executive without good reason, unvested RSUs and PSUs shall be forfeited. Upon termination by the Company without cause or by the executive with good reason, that portion of the PSUs subject to vesting in the year of termination based on performance goals achieved as of the termination, and any unvested RSUs, shall vest. Additionally, if Mr. Clamen’s employment agreement is not renewed at the end of its term for at least a year, any remaining unvested PSUs and RSUs shall vest. The performance goals for the PSUs are related to the achievement of EBITDA growth, diluted earnings per share growth and Free Cash Flow.

Under the Clamen/Tarshis employment agreements, if the executive’s employment is terminated by us for “cause” or by the executive without “good reason” (as defined in the Clamen/Tarshis employment agreements), he will receive his earned and unpaid base salary through the date of termination and shares of common stock in respect of any of his already vested stock awards. If an executive’s employment is terminated by us without cause or by the executive for good reason, he will receive, in addition to the foregoing, an amount equal to his applicable base salary for the remaining term of the Clamen/Tarshis employment agreement plus any earned but unpaid annual bonus for a prior year (“prior year bonus”) and a pro-rata portion of any bonus for the year of termination (“pro rata bonus”). In addition, any unvested portion of his stock award will vest. If the employment of an executive is terminated by us without cause or by him for good reason within 12 months of a “change in control” (as defined in the Clamen/Tarshis employment agreements), in addition to the foregoing payments he will also receive an amount equal to $100 less than three times the executive’s “annualized includable compensation for the base period” (as defined in the Internal Revenue Code). If an executive’s employment terminates as a result of his disability or death, the executive or his estate will be entitled to any earned and unpaid base salary, plus any prior year bonus and pro rata bonus. In addition, any unvested portion of his stock award will vest.

The Clamen/Tarshis employment agreements also contain certain non-competition and non-solicitation covenants restricting certain activities for certain specified periods.

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

The prior employment agreement between us and Mr. Shmidman covered periods prior to November 17, 2009, which was superseded by the Shmidman employment agreement. Pursuant to the prior employment agreement, in November 2006, we granted Mr. Shmidman 17,626 shares of our restricted common stock, which vested in three equal annual installments commencing on November 5, 2007.

David Blumberg

On February 26, 2009, we entered into an employment agreement with Mr. David Blumberg, effective as of January 1, 2009 (referred to as the employment agreement), that provided for the employment of Mr. Blumberg as our Head of Strategic Development for a three-year term. From November 2006 until the commencement of his employment with us in 2009, Mr. Blumberg provided consulting services to us.

Pursuant to the employment agreement, Mr. Blumberg was entitled to an annual base salary of not less than $400,000. In addition, Mr. Blumberg was entitled to payments after the closing by us or our subsidiaries of an “acquisition” (as defined in the employment agreement) in or of any entity, business, brand, trademark, service mark, patent, license, revenue stream or other asset during the term of the agreement and, under certain circumstances, for a 90 day period after termination of the agreement. Subject to an annual acquisition payment cap of 2.5 times his then current base salary (a current annual $1 million cap), Mr. Blumberg is to receive $500,000 for acquisitions that have a “value” (as defined in the employment agreement), of $30 million or more and $250,000 for acquisitions with a lesser “value”. Under Mr. Blumberg’s employment agreement, the value of an acquisition generally shall means the projected gross revenue stream to be derived by us from such acquisition during the first complete year following the closing of the acquisition, subject to certain adjustments such as deductions for operational and transaction expenses.

In addition, under the employment agreement Mr. Blumberg is also entitled to receive an award of up to 107,476 shares of our common stock, referred to as the award shares. For each acquisition that closes during a calendar year one sixth of the shares will vest at the end of such calendar year subject to an annual vesting cap specified in the employment agreement. On December 31, 2011, 2010 and 2009 a total of 35,826, 17,913 and 35,826, respectively, of the award shares were granted to Mr. Blumberg and vested. Mr. Blumberg is also entitled to various benefits, including benefits available to our other senior employees including an automobile allowance and certain life insurance and medical and dental benefits.

If Mr. Blumberg’s employment is terminated by us for “cause” or by him without “good reason” (each as defined in the employment agreement), he will receive his earned and unpaid base salary through the date of termination and shares of common stock in respect of any already vested stock awards, including award shares, or, if the award shares have not been granted, the vested portion of the alternate payment described below. In addition, subject to the acquisition cap, Mr. Blumberg will receive the acquisition payment for any acquisition that closes within 90 days of his termination. If his employment is terminated by us without cause or by him for good reason, he will receive, in addition to the foregoing, an amount equal to his base salary for the remaining agreement term plus any earned but unpaid annual bonus for a prior year or other completed period (the prior year bonus) and any unvested portion of his stock award will vest. In addition, subject to the acquisition cap, he will receive the acquisition payment for any acquisition that closes within 90 days of such termination. If his employment is terminated by us without cause or by him for good reason within 12 months of a “change in control” (as defined in the employment agreement), in addition to the foregoing payments he would have received had he been terminated without a change of control, he will also receive an amount equal to equal to $100 less than three (3) times the greater of (i) $400,000 or (ii) the average of the annual cash compensation received by him on or after January 1, 2009 in his capacity as an employee of the Company during the “base period” (as defined in Section 280G of the Internal Revenue Code) subject to an “excess parachute” payment limitation (as defined in Section 280G). Annual cash compensation includes base salary plus any acquisition payments and acquisition bonus payments paid to him. If Mr. Blumberg’s employment terminates as a result of his disability or death, he or his estate will be entitled to any earned and unpaid base salary, any prior year bonus, any unvested portion of his stock award (which will vest) and, subject to the acquisition cap, the acquisition payment for any acquisition that closes within 90 days of the date of death or disability.

On March 5, 2012, we entered into a new employment agreement with Mr. David Blumberg, effective as of January 1, 2012 (referred to as the new employment agreement), that provides for the employment of Mr. Blumberg as our Head of Strategic Development for a slightly greater than one-year term. The new employment agreement replaces the employment agreement and provides for the continued employment of Mr. Blumberg until January 31, 2013.

Under the new employment agreement, Mr. Blumberg is entitled to an annual base salary of not less than $400,000 and he will be eligible to receive cash bonuses based on the achievement of certain designated performance goals (for example, Mr. Blumberg will be eligible for a bonus if the aggregate value of acquisitions completed by the Company during the term of the new employment agreement exceeds $100 million). In addition, upon approval by the Company’s Board of Directors and stockholders of a new equity incentive plan or similar plan covering awards to employees, Mr. Blumberg will be granted an award of 37,800 performance-based restricted shares of the Company’s common stock, subject to vesting upon the closing of eligible acquisitions (as defined in the new employment agreement) during the term of the new employment agreement. (In the event that such a new equity plan is not approved during the term of Mr. Blumberg’s employment under the new employment agreement, Mr. Blumberg will be eligible to receive a cash payment in lieu of any vested restricted shares.) The new employment agreement provides for no other share-based awards. The other terms and conditions of the new employment agreement are materially consistent with the employment agreement.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information with respect to outstanding equity-based awards at December 31, 2011 for our named executive officers.

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options Exerciseable	Number of Securities Underlying Unexercised Options Unexerciseable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested		Vesting Date of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Name	(#)	(#)	(#)	($)		(#)			($)	(#)		($)
Neil Cole(1)	251,858	—	—	2.75	4/23/2012	236,337	(1)	12/31/2012	$3,849,930	352,913	(2)	$5,748,953
	15,000	—	—	4.41	5/22/2012	68,306		12/31/2013	1,112,705	341,530		5,563,524
	800,000	—	—	4.62	3/29/2015	68,306		12/31/2014	1,112,705	341,530		5,563,524
	200,000	—	—	10.00	12/28/2015	68,306		12/31/2015	1,112,705	341,530		5,563,524
	—	—	—	—	—	—		—	—	78,779		1,283,310
	—	—	—	—	—	—		—	—	78,779		1,283,310
	—	—	—	—	—	—		—	—	78,779		1,283,310
	—	—	—	—	—	—		—	—	78,779		1,283,310
Warren Clamen						2,291		4/7/2012	$37,320	19,216		$313,029
						2,290		4/7/2013	37,304	19,216		313,029
						19,216		12/31/2012	313,029	19,216		313,029
						19,216		12/31/2013	313,029	—		—
						19,216		12/31/2014	313,029	—		—
Andrew Tarshis						3,436		4/7/2012	$55,972	19,216		$313,029
						3,435		4/7/2013	55,956	19,216		313,029
						19,216		12/31/2012	313,029	19,216		313,029
						19,216		12/31/2013	313,029	19,216		313,029
						19,216		12/31/2014	313,029	—		—
						19,216		12/31/2015	313,029	—		—
Yehuda Shmidman						4,581		4/7/2012	74,624	—		—
						4,581		4/7/2013	74,624
						5,931		8/3/2012	96,616	—		—
						24,929		11/16/2012	406,093	—		—
						5,931		8/3/2013	96,616	—		—
David Blumberg (3)	30,000	—	—	$20.18	3/9/2017	—		—	—	—		—
	55,000	—	—	20.40	3/30/2017	—		—	—	—		—
	55,000	—	—	23.66	10/3/2017	—		—	—	—		—
	30,000	—	—	20.02	12/17/2017	—		—	—	—		—
	20,000	—	—	6.65	10/2/2018	—		—	—	—		—
	15,000	—	—	17.16	9/22/2019	—		—	—	—		—
	15,000	—	—	11.66	10/30/2019	—		—	—	—		—
	15,000	—	—	16.33	6/3/2020	—		—	—	—		—
	15,000	—	—	22.51	4/26/2016	—		—	—	—		—
	15,000	—	—	18.36	10/26/2016	—		—	—	—		—

(1)

Mr. Cole was granted 1,181,684 2008 RSUs, and 571,150 2008 PSUs, on February 19, 2008 pursuant to his employment agreement with us. On December 24, 2008, Mr. Cole agreed, in an amendment to his employment agreement, to defer the issuance of 1,181,684 shares of common stock underlying the 2008 RSUs until the earlier of (i) the date Mr. Cole is no longer employed by either (a) us or (b) any corporation or other entity owning, directly or indirectly, 50% or more of our outstanding common stock, or in which we or any such corporation or other entity owns, directly or indirectly, 50% or more of the outstanding capital stock (determined by aggregate voting rights) or other voting interests or (ii) a change in control (as defined in the employment agreement). In consideration of Mr. Cole’s agreement to delay the distribution to him of such shares of our common stock to which he will be entitled to receive under the 2008 RSUs as noted above, the agreement also provided for the award to Mr. Cole of an annual cash bonus to be granted under our executive incentive bonus plan, in the amount equal to $500,000 for each of the four completed calendar years commencing with the calendar year from January 1, 2009 through December 31, 2009, and ending with the calendar year from January 1, 2012 through December 31, 2012 if either one of two performance measures specified in the agreement have been satisfied. The 1,181,684 2008 RSUs continue to vest in five substantially equal installments on each December 31st, beginning on December 31, 2008 and subject to Mr. Cole’s continuous employment with us, although the delivery of the shares underlying such RSUs has been deferred as described above. Mr. Cole was granted 204,918 2011 RSUs and 1,219,945 2011 PSUs on June 17, 2011 pursuant to an amendment to his employment agreement with us.

(2)

As noted above, Mr. Cole was granted 1,181,684 2008 RSUs and 571,150 2008 PSUs on February 19, 2008 pursuant to his employment agreement with us. At that time he was also entitled to receive an additional 216,639 2008 PSUs under his employment agreement. On May 21, 2008, Mr. Cole entered into an agreement with us that provided for the rescission of 256,034 of the previously granted 571,150 2008 PSUs, which rescinded PSUs were then added to 216,639 additional 2008 PSUs he was entitled to under his employment agreement (a total of 472,673 2008 PSUs). These 472,673 2008 PSUs were granted to Mr. Cole in 2009. As noted above, Mr. Cole was granted 204,918 2011 RSUs and 1,219,945 2011 PSUs on June 17, 2011 pursuant to an amendment to his employment agreement with us. The 1,692,619 total PSUs reflected in the table represent the unearned portion of the 2,007,735 total PSUs granted to Mr. Cole under the terms of his employment agreement, as amended. In February 2012, the Compensation Committee determined that the $227.8 million EBITDA target was achieved, and, therefore, Mr. Cole earned 78,779 of the 157,558 2008 PSUs that he was eligible to earn for the year ended December 31, 2011. In February 2011, the Compensation Committee determined that the $194.0 million EBITDA target was achieved, and, therefore, Mr. Cole earned 118,169 of the 157,558 2008 PSUs that he was eligible to earn for the year ended December 31, 2010. In February 2010, the Compensation Committee determined that the $160 million EBITDA target was achieved, and, therefore, Mr. Cole earned 39,390 of 157,558 2008 PSU’s that he was eligible to receive for the year ended December 31, 2009. The other performance goals involving market capitalization and share price were not achieved with respect to the years ended December 31, 2011, 2010 and 2009.

(3)

At December 31, 2011, 2010 and 2009 Mr. Blumberg had been awarded 35,826, 17,913 and 35,826, respectively, of the 107,476 shares of common stock issuable under his employment agreement. All of the shares awarded on each such date vested on such date.

Grant dates and vesting dates for all outstanding equity awards at December 31, 2011 are as follows:

Name	Number of Securities Underlying Unvested Restricted Stock (#)	Number of Securities Underlying Unexercised Options Exerciseable (#)	Grant Date	Vesting Date
Neil Cole
	—	51,858	4/23/2002	2/1/2004
	—	200,000	4/23/2002	2/1/2005
	—	15,000	5/22/2002	5/22/2002
	—	800,000	3/29/2005	3/29/2005
	—	200,000	12/28/2005	12/28/2005
	236,337	—	8/13/2009	12/31/2012
	78,779	—	1/28/2008	12/31/2012
	78,779	—	8/13/2009	12/31/2012
	78,779	—	8/13/2009	12/31/2012
	78,779	—	8/13/2009	12/31/2012
	157,558	—	8/13/2009	12/31/2012
	195,355	—	6/17/2011	12/31/2012
	68,306	—	6/17/2011	12/31/2013
	341,530	—	6/17/2011	12/31/2013
	68,306	—	6/17/2011	12/31/2014
	341,530	—	6/17/2011	12/31/2014
	68,306	—	6/17/2011	12/31/2015
	341,530	—	6/17/2011	12/31/2015
Warren Clamen	2,291	—	4/7/2011	4/7/2012
	2,290	—	4/7/2011	4/7/2013
	19,216	—	10/7/11	12/31/12
	19,216	—	10/7/11	12/31/12
	19,216	—	10/7/11	12/31/13
	19,216	—	10/7/11	12/31/13
	19,216	—	10/7/11	12/31/14
	19,216	—	10/7/11	12/31/14

Name	Number of Securities Underlying Unvested Restricted Stock (#)	Number of Securities Underlying Unexercised Options Exerciseable (#)	Grant Date	Vesting Date
Andrew Tarshis	3,436	—	4/7/2011	4/7/2012
	3,435	—	4/7/2011	4/7/2013
	19,216	—	10/7/11	12/31/12
	19,216	—	10/7/11	12/31/12
	19,216	—	10/7/11	12/31/13
	19,216	—	10/7/11	12/31/13
	19,216	—	10/7/11	12/31/14
	19,216	—	10/7/11	12/31/14
	19,216	—	10/7/11	12/31/15
	19,216	—	10/7/11	12/31/15
Yehuda Shmidman	24,929	—	11/17/2009	11/16/2012
	4,581	—	4/7/2011	4/7/2012
	4,581	—	4/7/2011	4/7/2013
	5,931	—	8/3/2010	8/3/2012
	5,931	—	8/3/2010	8/3/2013
David Blumberg	—	30,000	3/9/2007	3/9/2007
	—	55,000	3/30/2007	3/30/2007
	—	55,000	10/3/2007	10/3/2007
	—	30,000	12/17/2007	12/17/2007
	—	20,000	10/2/2008	10/2/2008
	—	15,000	9/22/2009	9/22/2009
	—	15,000	10/30/2009	10/30/2009
	—	15,000	6/3/2010	6/3/2010
	—	15,000	4/26/2011	4/26/11
	—	15,000	10/26/2011	10/26/11

OPTION EXERCISES AND STOCK VESTED

The following table sets forth certain information regarding exercise of options and vesting of restricted stock held by our named executive officers during the year ended December 31, 2011.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise(1) (#)	Value Realized on Exercise(2) ($)	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($)
Neil Cole	350,000	$6,423,695	236,337	(3)	$3,849,930
	348,142	5,136,572	78,779	(3)	1,283,310
Warren Clamen	—	$—	3,145		$68,655
	—	—	23,514		395,976
Andrew Tarshis	—	$—	3,145		$68,655
	—	—	23,514		395,976
Yehuda Shmidman	—	$—	3,145		$68,655
	—	—	24,929		392,382
David Blumberg	—	—	17,913		$291,803

(1)

The number of shares reflects the gross amount issued upon the exercise of the options and does not give effect to the withholding of a portion of the shares by us to satisfy certain withholding tax liability of the person exercising the options.

(2)	Included in this column is the aggregate dollar amount realized by the named executive officer upon exercise of the options.
(3)

Includes 236,337 shares of common stock underlying 2008 RSUs that vested on December 31, 2011 and 78,779 shares of common stock underlying 2008 PSUs that were deemed earned by the compensation committee for the year ended December 31, 2011 as more fully discussed in footnote 2 to the table of Outstanding Equity Awards at Fiscal Year-End. The delivery of the 236,337 shares of common stock underlying the 2008 RSUs was deferred, as more fully discussed in footnote 1 to the table of Outstanding Equity Awards at Fiscal Year-End.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

As noted under “- Narrative to Summary Compensation Table-and Plan-Based Awards Table—Employment Agreements”, we have entered into employment agreements with each of our named executive officers. These agreements provide for certain payments and other benefits if a named executive officer’s employment with us is terminated under circumstances specified in his or her respective agreement, including a “change in control” of the Company. A named executive officer’s rights upon the termination of his or her employment will depend upon the circumstances of the termination.

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

Except as provided in the footnotes below, the following table provides the term of such covenants following the termination of employment as it relates to each named executive officer:

Covenant	Neil Cole	Warren Clamen	Andrew Tarshis	Yehuda Shmidman	David Blumberg

Confidentiality	Infinite duration	Infinite duration	Infinite duration	Infinite duration	Infinite duration

Non-solicitation	Two years(1)	None	None	(3)	Two years(1)

Non-competition	One year(1)	None	None	(3)	Two years(1)

Non-interference	(2)	None	None	(3)	Two years(1)

Non-disparagement	Five years(1)	None	None	None	None

(1)	Covenant runs from the date the executive’s employment agreement is terminated.
(2)

Mr. Cole’s employment agreement with us provides that during the term and a period of (i) two years thereafter, Mr. Cole cannot solicit our employees, (ii) one year thereafter, Mr. Cole cannot solicit our customers and (iii) one year thereafter, Mr. Cole may not interfere in any manner with our relationship with our vendors.

(3)	Covenant term ends on November 16, 2012.

Termination Payments (without a change in control)

The table below includes a description and the amount of estimated payments and benefits that would be provided by us (or our successor) to each of the named executive officers under each employment agreement, assuming that a termination circumstance occurred as of December 31, 2011 and a “change in control” had not occurred:

		Estimated Amount of Termination Payment to:
Type of Payment	Termination Event	Neil Cole(1)			Warren Clamen(1)		Andrew Tarshis(1)		Yehuda Shmidman		David Blumberg
Payment of earned but unpaid salary, unreimbursed expense, and accrued but unused vacation time(2)	Termination for Cause or by executive without Good Reason		none		none		none		none		none

Earned but unpaid bonuses(2)	Termination without Cause or by executive for Good Reason, death or disability		none		none		none		none		none

Lump Sum Severance Payment	Termination without Cause or by executive for Good Reason		$2,000,000	(3)	$925,000	(4)	$1,950,000	(4)	$351,913	(4)	$400,000	(4)

Pro rata portion of current year bonuses	Death, termination without Cause, or termination by executive for Good Reason	$	none	(6)	none	(5)	none	(5)	none	(5)	none	(6)

Continued coverage under medical, dental, hospitalization and life insurance plans	Death, termination without Cause, or termination by executive for Good Reason		$71,206		$1,502		$57,054		$54,840		$57,465

1

See employment agreement descriptions beginning on page 16 for information regarding acceleration of vesting and forfeiture of PSUs and RSUs. Additionally, Mr. Cole would have been required to repay this sign-on bonus if the date of his termination occurred on or before December 31, 2011.

2	At December 31, 2011, each named executive officer is assumed to have received all such payments.
3	Payable one half in monthly installments, and half on December 31, 2011.
4	These amounts are payable in lump sum within 30 days of termination.
5	All such bonuses are discretionary.
6	All such bonuses are performance based.

Payments Upon Termination Following a Change of Control

In lieu of the lump sum severance payment upon termination without a change of control, Mr. Cole is entitled upon termination following a change in control to a lump sum payment equal to three times his base salary for the last three years plus any annual bonus earned but unpaid for a prior fiscal year and, if such termination occurs following the Company’s first fiscal quarter, a pro-rata portion of the annual bonus Mr. Cole would have earned for the fiscal year in which the termination occurs based on actual results for such year. Such payment is due within 60 days of the date of such termination. Mr. Cole would also be eligible in such circumstances for the continuation of certain medical benefits.

In addition to the payments made upon termination by the Company without cause or termination by the executive for good reason, the employment agreements with Messrs. Tarshis, Clamen and Shmidman provide that, if, within twelve months of a “change in control,” their employment is terminated by us without “cause” or they terminate their employment with us for “good reason,” as all such terms are defined in each employment agreement, we are obligated to make a lump-sum severance payment to each such named executive officer equal to $100 less than three times the named executive officer’s “annualized includable compensation for the base period” (as defined in Section 280G of the Internal Revenue Code). Under the same circumstances, the employment agreement with Mr. Blumberg obligates us to make a lump-sum severance payment to Mr. Blumberg equal to $100 less than three times the greater of (i) $400,000 or (ii) the average of the annual cash compensation received by Mr. Blumberg on or after the effective date of his employment agreement in his capacity as an employee of the Company during the “base period” (also as defined in Section 280G of the Internal Revenue Code).

Under the circumstances described in the preceding paragraph, all of the named executive officers would be entitled to an accelerated vesting and payment of stock options and restricted stock awards granted to that named executive officer. However, the sum of any lump sum payments, the value of any accelerated vesting of stock options and restricted stock awards, and the value of any other benefits payable to the named executive officer, with the exception of Mr. Cole, may not equal or exceed an amount that would constitute an “excess parachute payment” (as defined in Section 280G of the Internal Revenue Code). In respect of these named executive officers (again excluding Mr. Cole), such payment is due within 15 days of the date of such termination.

The following table quantifies the estimated maximum amount of payments and benefits under our employment agreements and agreements relating to awards granted under our equity incentive and stock option plans to which the named executive officers would have been entitled upon termination of employment if we had terminated their employment without cause within twelve (12) months following a “change in control” of our Company that (by assumption) occurred on December 31, 2011 and prior to the expiration of any employment agreements.

Name	Cash Severance Payment ($)		Continuation of Medical/ Welfare Benefits (Present Value) ($)	Present Value of Accelerated Vesting of Equity Awards ($)(1)		Present Value of Accelerated Payment of Bonus ($)	Total Termination Benefits ($)
Neil Cole	$3,000,000	(2)	$39,741	$29,627,568	(7)	$1,725,000	$34,392,309
Warren Clamen	1,779,425	(3)	1,085	1,952,796		100,000	3,833,306
Andrew Tarshis	913,335	(4)	33,705	2,616,157		150,000	3,713,197
Yehuda Shmidman	1,422,560	(5)	33,705	748,574		200,000	2,404,839
David Blumberg	3,923,300	(6)	33,705	—		500,000	4,457,005

(1)

This amount represents the unrealized value of the unvested portion of the respective named executive officer’s restricted stock based upon the closing price of our common stock on December 31, 2011. See the descriptions of the employment agreements beginning on page 16 regarding accelerated vesting of and forfeiture of PSUs and RSUs. For 280G purposes, we have assumed that the accelerated vesting of RSUs on a change in control is a “change in control payment”.

(2)	Payable within 60 days of termination.
(3)	$925,000 is payable within 30 days of termination. The difference is due within 15 days of termination.
(4)	Payable within 30 days of termination.
(5)	$350,000 is payable within 30 days of termination. The difference is due within 15 days of termination.
(6)	Payable within 15 days of termination.
(7)	Assumes no “catch-up” vesting of PSUs.

DIRECTOR COMPENSATION

The compensation committee determined that for each full year of service as a director of our company during 2011, each non-employee member of the Board would receive a cash payment of $50,000, payable 50% on or about each January 1 and 50% on or about each July 1, and a number of restricted shares of common stock with a fair market value of $100,000 on January 1, vesting 100% on July 1 of each year. In addition, the compensation committee determined that the audit committee chair would receive an annual stipend of $15,000, and the chairs of the compensation committee and nominating and governance committee would receive an annual stipend of $10,000, each payable each July 1.

The following table sets forth compensation information for 2011 for each person who served as a member of our Board of Directors at any time during 2011 who is not also an executive officer. An executive officer who serves on our Board does not receive additional compensation for serving on the Board. See Summary Compensation Table and Grants of Plan-Based Awards Table for disclosures related to our Chairman of the Board, President and Chief Executive Officer, Neil Cole.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Barry Emanuel	$50,000	$100,000	—	—	—	—	$150,000
Drew Cohen	60,000	100,000	—	—	—	—	160,000
F. Peter Cuneo	65,000	100,000	—	—	—	—	165,000
Mark Friedman	60,000	100,000	—	—	—	—	160,000
James A. Marcum	50,000	100,000	—	—	—	—	150,000
Laurence N. Charney(2)	43,750	337,500	—	—	—	—	381,250

(1)

Represents the aggregate grant date fair value. See Note 6 to Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for a discussion for the relevant assumptions used in calculating grant date fair value. At December 31, 2011 our non-employee directors owned the following unexercised options - Drew Cohen 50,000; Barry Emanuel - 141,073.

(2)

Upon his appointment to our Board of Directors in February 2011, Mr. Charney received a pro-rata portion of the annual director compensation described above, as well as 11,754 shares of restricted stock with a grant date fair market value of $250,000. These shares vest ratably over three years.

Director Compensation for 2012. For 2012, each non-employee member of the Board will receive an annual cash payment of $50,000, payable 50% on or about January 1 and 50% on or about July 1, and each received an award on January 1, 2012 of a certain number of restricted shares of our common stock with a fair market value of $100,000 on January 1, 2012, all of which vests on July 1, 2012. In addition, the audit committee chair will receive an annual stipend of $15,000, and the chairs of the compensation committee and nominating and governance committee will receive an annual stipend of $10,000, each payable each July 1.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table presents information regarding beneficial ownership of our common stock as April 15, 2012 by each of our directors and our named executive officers, all of our executive officers and directors, as a group, and each person known by us to beneficially hold more than five percent of our common stock, based on information obtained from such persons.

Unless indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all securities beneficially owned, subject to community property laws where applicable. The shares “beneficially owned” by a person are determined in accordance with the definition of “beneficial ownership” set forth in the regulations of the SEC and, accordingly, shares of our common stock underlying options, warrants, restricted stock units and other convertible securities that are exercisable or convertible within 60 days of April 15, 2012 and shares of our common stock underlying restricted stock awards that vest within 60 days of April 15, 2012 are deemed to be beneficially owned by the person holding such securities and to be outstanding for purposes of determining such holder’s percentage ownership. The same securities may be beneficially owned by more than one person.

Percentage ownership is based on 71,378,734 shares of our common stock outstanding as of April 15, 2012. The address for each beneficial owner, unless otherwise noted, is c/o Iconix Brand Group, Inc. at 1450 Broadway, New York, New York 10018.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned		Percentage of Company’s Outstanding Common stock Beneficially Owned
Neil Cole	2,390,504	(1)	3.3%
Warren Clamen	52,706	(2)	*
Andrew Tarshis	33,429	(3)	*
Yehuda Shmidman	23,512		*
David Blumberg	278,000	(4)	*
Barry Emanuel	164,614	(5)	*
Drew Cohen	68,995	(6)	*
F. Peter Cuneo	124,771		*
Mark Friedman	39,135		*
James A. Marcum	31,315		*
Laurence N. Charney	8,032		*

Baron Capital Group, Inc.
767 Fifth Avenue
New York, NY 10153	3,900,000	(7)	5.3%

Black Rock Inc.
40 East 52nd Street
New York, NY 10022	5,658,858	(8)	7.8%

The Vanguard Group, Inc.
100 Vanguard Blvd.
Malvern, PA 19355	4,408,592	(9)	6.1. %

Dimensional Fund Advisors LP
Palisades West, Building One
6300 Bee Cave Road
Austin, TX 78746	4,889,965	(10)	6.7%

All directors and executive officers as a group (11 persons)	3,215,013	(11)	4.4%

*	Less than 1%
(1)

Includes (i) 1,015,000 shares of common stock issuable upon exercise of options (ii) 945,348 shares of common stock underlying 2008 RSUs that have vested but the delivery of which Mr. Cole has agreed to defer and (iii) 20,000 shares of common stock owned by Mr. Cole’s children. Does not include (i) shares held in Mr. Cole’s account under the Company’s 401(k) savings plan over which Mr. Cole has no current voting or investment power, (ii) 236,336 shares of common stock underlying 2008 RSUs that have not vested, the delivery of which Mr. Cole has agreed to defer, (iii) 204,918 shares of common stock underlying 2011 RSUs that have not yet vested and (iv) 1,219,945 2011 PSUs that have not yet vested.

(2)	Does not include (i) 57,648 2011 RSUs that have not yet vested and 57,648 2011 RSUs that have not yet vested.
(3)	Does not include (i) 76,864 2011 RSUs that have not yet vested and 76,864 2011 RSUs that have not yet vested.

(4)

Includes (i) 75,000 shares of common stock issuable upon exercise of options owned by Mr. Blumberg, (ii) 190,000 shares of common stock issuable upon exercise of options owned by Blumberg Associates, LLC, and (iii) 13,000 shares owned by Blumberg Associates, LLC. Mr. Blumberg has voting and investment control over securities of the Company owned by Blumberg Associates, LLC.

(5)	Includes 141,073 shares of common stock issuable upon exercise of options.
(6)	Includes 50,000 shares of common stock issuable upon exercise of options.
(7)

Based on a Schedule 13G filed on February 14, 2012, Baron Capital Group, Inc. (“BCG”), BAMCO, Inc. (“BAMCO”), Baron Small Cap Fund (“BSC”) and Ronald Baron have shared power to vote or to direct the vote, and shared power to dispose or to direct the disposition, of these shares of common stock. BAMCO is a subsidiary of BCG. BSC is an advisory client of BAMCO. Ronald Baron owns a controlling interest in BCG. The advisory clients of BAMCO have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the shares of common stock in their accounts. To the best of the knowledge of BCG, BAMCO, BSC and Ronald Baron, no such person has such interest relating to more than 5% of the outstanding class of securities.

(8)

Based on a Schedule 13G filed on February 13, 2012, BlackRock, Inc. is deemed to have beneficial ownership of these shares. Various persons have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, such shares. The BlackRock, Inc., subsidiaries which acquired these shares are BlackRock Japan Co. Ltd.; BlackRock Institutional Trust Company, N.A.; BlackRock Fund Advisors; BlackRock Asset Management Canada Limited; BlackRock Asset Management Australia Limited; BlackRock Advisors, LLC; BlackRock Asset Management Ireland Limited; BlackRock International Limited; and BlackRock Investment Management, LLC. BlackRock, Inc. has sole voting and dispositive power in respect of these shares.

(9)

Based on a Schedule 13G filed on February 8, 2012, The Vanguard Group, Inc. (the “Vanguard Group”) is deemed to have beneficial ownership of these shares, of which 112,590 shares are owned beneficially by Vanguard Fiduciary Trust Company, a wholly owned subsidiary of the Vanguard Group, as a result of its serving as investment manager of collective trust accounts. The Vanguard Group has the sole power to vote or direct the vote of 112,590 shares of common stock, sole power to dispose of or to direct the disposition of 4,296,002 shares and shared power to dispose or to direct the disposition of 112,590 shares.

(10)

Based on a Schedule 13G/A filed on February 14, 2012, Dimensional Fund Advisors LP, an investment adviser registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts (such investment companies, trusts and accounts, collectively referred to as the “Funds”). In certain cases, subsidiaries of Dimensional Fund Advisors LP may act as an adviser or sub-adviser to certain Funds. In its role as investment advisor, sub-adviser and/or manager, neither Dimensional Fund Advisors LP or its subsidiaries (collectively, “Dimensional”) possess voting and/or investment power over the shares of common stock that are owned by the Funds, and may be deemed to be the beneficial owner of the shares of the Issuer held by the Funds. However, all securities reported in the referenced Schedule 13G/A are owned by the Funds and the Funds have the right to receive or the power to direct the receipt of dividends from or the proceeds from the sale of the shares of common stock held in their respective accounts. Dimensional disclaims beneficial ownership of such securities.

(9)	Includes (i) 1,471,073 shares of common stock issuable upon exercise of options and (ii) 1,743,940 shares underlying restricted stock and restricted stock unit awards.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2011.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:	1,607,758	$6.53	64,266
Equity compensation plans not approved by security holders(1):	300,500	$8.67	—

Total	1,908,258	$6.86	64,266

(1)

Represents the aggregate number of shares of common stock issuable upon exercise of 300,500 options issued under the terms of our 2001 Stock Option Plan. These options expire at various dates through December 28, 2015, contain anti-dilution provisions providing for adjustments of the exercise price under certain circumstances and have termination provisions similar to options granted under stockholder approved plans. See Note 6 of Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for a description of our stock option and stock incentive plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Pursuant to its charter, our audit committee must review and approve, where appropriate, all related party transactions.

The Candie’s Foundation

The Candie’s Foundation, a charitable foundation founded by Neil Cole, our chairman, chief executive officer and president, for the purpose of raising national awareness about the consequences of teenage pregnancy, owed us $0.7 million and $0.9 million at December 31, 2011 and December 31, 2010, respectively. The Candie’s Foundation intends to pay off the entire borrowing from us during 2012, although additional advances will be made as and when necessary.

Travel

We recorded expenses of approximately $114,000, $116,000 and $326,000 for fiscal years 2011, 2010 and 2009, respectively, for the hire and use of aircraft solely for business purposes owned by a company in which Neil Cole, our chairman, chief executive officer and president, is the sole owner. We believe that all transactions were made on terms and conditions no less favorable than those available in the marketplace from unrelated parties.

Board Independence

Our Board has determined that Messrs. Cohen, Cuneo, Emanuel, Friedman, Marcum and Charney are each an “independent director” under the applicable Listing Rules of NASDAQ.

Item 14. Principal Accounting Fees and Services.

Audit Fees. The aggregate fees billed by BDO USA, LLP for professional services rendered for the audit of the Company’s annual financial statements for 2011 and 2010, internal controls over financial reporting and the reviews of the financial statements included in the Company’s Forms 10-Q, comfort letter and consents related to SEC registration statements and other capital raising activities for 2011 and 2010 totaled approximately $785,000 and $600,000, respectively.

Audit-Related Fees. There were approximately $78,000 and $264,000 aggregate fees billed by BDO USA, LLP for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for 2011 and 2010, respectively, and that are not disclosed in the paragraph captioned “Audit Fees” above. The majority of the audit-related fees in 2011 and 2010 were related to acquisitions.

Tax Fees. The aggregate fees billed by BDO USA, LLP for professional services rendered for tax compliance, for 2011 and 2010, were approximately $50,000 and $55,000, respectively. There were no fees billed by BDO USA, LLP for professional services rendered for tax advice and tax planning for 2011 and 2010.

All Other Fees. There were no fees billed by BDO USA, LLP, for products and services other than the services described in the paragraphs captioned “Audit Fees”, “Audit-Related Fees”, and “Tax Fees” above for 2011 and 2010.

The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit services provided by BDO USA, LLP in 2011. Consistent with the Audit Committee’s responsibility for engaging the Company’s independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee. The full Audit Committee approves proposed services and fee estimates for these services. The Audit Committee chairperson or their designee has been designated by the Audit Committee to approve any services arising during the year that were not pre-approved by the Audit Committee. Services approved by the Audit Committee chairperson are communicated to the full Audit Committee at its next regular meeting and the Audit Committee reviews services and fees for the fiscal year at each such meeting. Pursuant to these procedures, the Audit Committee approved all the foregoing audit services and permissible non-audit services provided by BDO USA, LLP.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Documents included as part of this Annual Report

1. The following consolidated financial statements are included in this Annual Report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets—December 31, 2011 and 2010

Consolidated Income Statements for the years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Comprehensive Income for the years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009

Notes to Consolidated Financial Statements

2. The following consolidated financial statement schedule of Iconix Brand Group, Inc. and subsidiaries is included in Item 15(d):

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

ICONIX BRAND GROUP, INC.

Date: April 27, 2012	By:	/s/ Neil Cole
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

2.9	Assets Purchase Agreement dated as of February 21, 2007 by and among the Company, Danskin, Inc. and Danskin Now, Inc. (28)+**

2.10	Asset Purchase Agreement dated March 6, 2007 by and among the Company, Rocawear Licensing LLC, Arnold Bize, Shawn Carter and Naum Chernyavsky (29)+

2.11	Purchase and Sale Agreement, dated September 6, 2007, by and among the Company, Official Pillowtex LLC and the Sellers of interests in Official Pillowtex, LLC (the Sellers”) (32)+

2.12	Asset Purchase Agreement dated November 15, 2007 by and among the Company, Exeter Brands Group LLC and NIKE, Inc. (34)+

2.13	Asset Purchase Agreement by and among NexCen Brands, Inc., NexCen Fixed Asset Company , LLC, NexCen Brand Management, Inc., WV IP Holdings, LLC and the Company dated September 29, 2008 (39)+

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

10.42	Note and Security Agreement dated November 7, 2007 made by Artful Holdings, LLC in favor of the Company (33)

10.43	Restricted Stock Grant Agreement dated February 19, 2008 between the Company and Neil Cole (42)*

10.44	Restricted Stock Performance Unit Agreement dated February 19, 2008 between the Company and Neil Cole (42)*

10.45	Lease dated as of November 12, 2007 with respect to the Company’s Executive Offices (42)

10.46	Iconix Brand Group, Inc. Executive Incentive Bonus Plan (35)

10.47	Transition Services Agreement between the Company and David Conn (38)

10.48	Employment Agreement dated November 11, 2008 between the Company and Andrew Tarshis (40)*

10.49	Employment Agreement dated November 11, 2008 between the Company and Warren Clamen (40)*

10.50	Agreement dated May 2008 between the Company and Neil Cole.(36)*

10.51	Agreement dated December 24, 2008 between the Company and Neil Cole (41)*

10.52	Form of restricted stock agreement under the 2009 Equity Incentive Plan* (48)

10.53	Form of stock option agreement under the 2009 Equity Incentive Plan* (48)

10.54	Restricted Stock Performance Unit Agreement with Neil Cole dated September 23, 2009* (48)

10.55	Restricted Stock Agreement with Warren Clamen dated September 22, 2009* (48)

10.56	Restricted Stock Agreement with Andrew Tarshis dated September 22, 2009* (48)

10.57	Employment Agreement dated November 17, 2009 between the Company and Yehuda Shmidman * (52)

10.58	Employment Agreement dated February 26, 2009 between the Company and David Blumberg* (52)

10.59	Restricted Stock Agreement with David Blumberg dated September 22, 2009* (52)

10.60	Lease dated as of December 30, 1994, including amendments dated November 30, 1996, September 26, 2003, and December 23, 2004, with respect to the Company’s office at 200 Madison Avenue ++

10.61	Purchase Agreement, dated May 17, 2011, among Iconix Brand Group, Inc., Barclays Capital Inc. and Goldman, Sachs & Co. (54)

10.62	Confirmation of OTC Convertible Note Hedge, dated May 17, 2011, between the Company Inc. and Barclays Capital Inc., acting as agent for Barclays Bank PLC (54)

10.63	Confirmation of OTC Convertible Note Hedge, dated May 17, 2011, between the Company and Goldman, Sachs & Co. (54)

10.64	Confirmation of OTC Warrant Transaction, dated May 17, 2011, between the Company and Barclays Capital Inc., acting as agent for Barclays Bank PLC (54)

10.65	Confirmation of OTC Warrant Transaction, dated May 17, 2011, between the Company and Goldman, Sachs & Co. (54)

10.66	Confirmation of Additional OTC Convertible Note Hedge, dated May 18, 2011, between the Company and Barclays Capital Inc., acting as agent for Barclays Bank PLC (54)

10.67	Confirmation of Additional OTC Convertible Note Hedge, dated May 18, 2011, between the Company and Goldman, Sachs & Co. (54)

10.68	Confirmation of Additional OTC Warrant Transaction, dated May 18, 2011, between the Company and Barclays Capital Inc., acting as agent for Barclays Bank PLC (54)

10.69	Amendment to Employment Agreement between Neil Cole and the Company dated June 17, 2011 (55)*

10.70	Restricted Stock Agreement dated June 17, 2011 between the Company and Neil Cole (56)*

10.70	Restricted Stock Performance Unit Agreement dated June 17, 2011 between the Company and Neil Cole (56)*

10.71	Employment Agreement Amendment dated October 7, 2011 between the Company and Warren Clamen (57)*

10.72	Employment Agreement Amendment dated October 7, 2011 between the Company and Andrew Tarshis (57)*

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

10.74	Guarantee and Collateral Agreement dated as of November 22, 2011 made by the Company and certain of its Subsidiaries in favor of Barclays Bank PLC, as Administrative Agent (59)

10.75	Reconciliations of EBITDA to GAAP net income and Free Cash Flow to GAAP net income+++

21	Subsidiaries of the Company ++

23	Consent of BDO USA, LLP ++

31.1	Certification of Chief Executive Officer Pursuant To Rule 13a-14 Or 15d-14 Of The Securities Exchange Act Of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002 +++

31.2	Certification of Principal Financial Officer Pursuant To Rule 13a-14 Or 15d-14 Of The Securities Exchange Act Of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002 +++

32.1	Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 ++

32.2	Certification of Principal Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 ++

99.1	Note Purchase Agreement by and among IP Holdings LLC, the Company and Mica Funding, LLC, dated April 11, 2006 (26)+

99.2	Note Purchase Agreement by and among IP Holdings LLC, the Company and Mica Funding, LLC, dated August 28, 2006 (7)+

99.3	Agreement for Creative Director Services dated as of October 31, 2006 by and among the Company, Mossimo, Inc. and Mossimo Giannulli (11)

(1)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2004 and incorporated by reference herein.

(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated July 22, 2005 and incorporated by reference herein.

(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated September 16, 2005 and incorporated by reference herein.

(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated March 31, 2006 (SEC accession No. 0000950117-06-001668) and incorporated by reference herein.

(5)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated March 31, 2006 (SEC accession No. 0000950117-06-001669) and incorporated by reference herein.

(6)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated by reference herein.

(7)	Filed as an exhibit filed to the Company’s Current Report on Form 8-K for the event dated August 28, 2006 and incorporated by reference herein.

(8)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated by reference herein.

(9)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated January 28, 2008 and incorporated by reference herein.

(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated January 26, 2000 and incorporated by reference herein.

(11)	Filed as an exhibit to the Company’s Current Report on form 8-K for the event dated October 31, 2006 (SEC accession no. 0001144204-06-045497) and incorporated by reference herein.

(12)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 1997 and incorporated by reference herein.

(13)	Filed as Exhibit A to the Company’s definitive Proxy Statement dated July 18, 2000 as filed on Schedule 14A and incorporated by reference herein.

(14)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended January 31, 2002 and incorporated by reference herein.

(15)	Filed as Exhibit B to the Company’s definitive proxy statement dated May 28, 2002 as filed on Schedule 14A and incorporated by reference herein.

(16)	Filed as Appendix B to the Company’s definitive Proxy Statement dated July 2, 2001 as filed on Schedule 14A and incorporated by reference herein.

(17)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended January 31, 2003 and incorporated by reference herein.

(18)	Filed as an exhibit to the Company’s Transition Report on Form 10-K for the transition period from February 1, 2004 to December 31, 2004 and incorporated by reference herein.

(19)	Intentionally omitted.

(20)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2002 and incorporated by reference herein.

(21)	Intentionally omitted.

(22)	Intentionally omitted.

(23)	Intentionally omitted.

(24)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated September 22, 2006 and incorporated by reference herein.

(25)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated by reference herein.

(26)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated April 11, 2006 and incorporated by reference herein.

(27)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated October 31, 2006 (SEC accession no. 0001144204-06-0455507) and incorporated by reference herein.

(28)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated March 9, 2007 and incorporated by reference herein.

(29)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated March 30, 2007 and incorporated by reference herein.

(30)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated May 1, 2007 and incorporated by reference herein.

(31)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated June 14, 2007 and incorporated by reference herein.

(32)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated October 3, 2007 and incorporated by reference herein.

(33)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated November 7, 2007 and incorporated by reference herein.

(34)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated December 17, 2007 and incorporated by reference herein.

(35)	Filed as Annex B to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 7, 2008 and incorporated by reference herein.

(36)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 and incorporated by reference herein.

(37)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated July 31, 2008 and incorporated by reference herein.

(38)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated August 13, 2008 and incorporated by reference herein.

(39)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated September 29, 2008 and incorporated by reference herein.

(40)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated November 11, 2008 and incorporated by reference herein.

(41)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated December 24, 2008 and incorporated by reference herein.

(42)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2007 and incorporated by reference herein.

(43)	Intentionally omitted.

(44)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated June 2, 2006 and incorporated by reference herein.

(45)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated by reference herein.

(46)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated October 30, 2009 and incorporated herein by reference.

(47)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated May 4, 2009 and incorporated herein by reference.

(48)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and incorporated herein by reference.

(49)	Filed as Annex A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on June 29, 2009 and incorporated by reference herein.

(50)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated March 9, 2010 and incorporated by reference herein.

(51)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated April 26, 2010 and incorporated by reference herein.

(52)	Filed as an exhibit to the Company’s Report on Form 10-K for the year ended December 31, 2009 and incorporated by reference herein.

(53)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated April 26, 2011 and incorporated by reference herein.

(54)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated May 17, 2011 and incorporated by reference herein.

(55)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated June 17, 2011 and incorporated by reference herein.

(56)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 and incorporated herein by reference.

(57)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated October 7, 2011 and incorporated by reference herein.

(58)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated October 26, 2011 and incorporated by reference herein.

(59)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated November 22, 2011 and incorporated by reference herein.

*	Denotes management compensation plan or arrangement

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