Form 10-Q
period 2012-03-31
ICONIX BRAND GROUP, INC.
filed 2012-05-07
CIK 857737

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2012

OR

☐  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From                    to                     .

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

Common Stock, $.001 Par Value – 70,878,734 shares as of May 2, 2012.

INDEX

FORM 10-Q

Iconix Brand Group, Inc. and Subsidiaries

Part I. Financial Information

Item 1. Financial Statements

Iconix Brand Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except par value)

	March 31, 2012	December 31, 2011
	(unaudited)
Assets
Current Assets:
Cash (including restricted cash of $26,894 in 2012 and $14,071 in 2011)	$189,497	$181,788
Accounts receivable	86,455	79,669
Deferred income tax assets	2,114	2,114
Other assets – current	16,157	20,934

Total Current Assets	294,223	284,505

Property and equipment:
Furniture, fixtures and equipment	18,373	18,136
Less: Accumulated depreciation	(7,498)	(6,860)

	10,875	11,276

Other Assets:
Restricted cash	-	7,220
Other assets	29,601	34,186
Trademarks and other intangibles, net	1,546,812	1,550,996
Deferred financing costs, net	3,098	3,573
Investments and joint ventures	51,694	46,278
Goodwill	223,269	223,269

	1,854,474	1,865,522

Total Assets	$2,159,572	$2,161,303

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$25,963	$22,940
Deferred revenue	13,296	11,801
Current portion of long-term debt	330,865	322,423
Other liabilities – current	6,300	5,619

Total current liabilities	376,424	362,783

Deferred income tax liability	176,181	174,238
Long-term debt, less current maturities	300,439	310,966
Deferred revenue	5,127	5,897
Other liabilities	9,893	13,843

Total Liabilities	868,064	867,727

Commitments and contingencies

Stockholders’ Equity
Common stock, $.001 par value shares authorized 150,000; shares issued 75,645 and 75,393, respectively	76	75
Additional paid-in capital	806,254	802,194
Retained earnings	448,020	420,421
Accumulated other comprehensive loss	-	(483)
Less: Treasury stock – 4,771 and 2,708 shares at cost, respectively	(69,467)	(33,154)

Total Iconix Brand Group, Inc. Stockholders’ Equity	1,184,883	1,189,053

Non-controlling interest	106,625	104,523

Total Stockholders’ Equity	1,291,508	1,293,576

Total Liabilities and Stockholders’ Equity	$2,159,572	$2,161,303

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Income Statements

(in thousands, except earnings per share data)

	Three Months Ended March 31,
	2012	2011

Licensing and other revenue	$88,451	$92,356

Selling, general and administrative expenses	30,899	32,005
Expenses related to specific litigation	—	47

Operating income	57,552	60,304

Other expenses
Interest expense	13,720	9,936
Interest and other income	(592)	(601)
Equity earnings on joint ventures	(1,298)	(621)

Other expenses - net	11,830	8,714

Income before income taxes	45,722	51,590

Provision for income taxes	14,843	16,464

Net income	$30,879	$35,126

Less: Net income attributable to non-controlling interest	$3,280	$3,694

Net income attributable to Iconix Brand Group, Inc.	$27,599	$31,432

Earnings per share:
Basic	$0.38	$0.43

Diluted	$0.37	$0.42

Weighted average number of common shares outstanding:
Basic	72,302	72,768

Diluted	74,605	75,370

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended March 31,
	2012	2011

Net income	$30,879	$35,126
Other comprehensive income:
Change in fair value of cash flow hedge	483	253

Total other comprehensive income	483	253

Comprehensive income	$31,362	$35,379

Less: comprehensive income attributable to non-controlling interest	(3,280)	(3,694)

Comprehensive income attributable to Iconix Brand Group, Inc.	$28,082	$31,685

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

Three Months Ended March 31, 2012

(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non- Controlling Interest	Total

	Shares	Amount
Balance at January 1, 2012	75,393	$75	$802,194	$420,421	$(483)	$(33,154)	$104,523	$1,293,576
Shares issued on exercise of stock options and warrants	252	1	693	-	-	-	-	694

Tax benefit of stock option exercises	-	-	769	-	-	-	-	769

Compensation expense in connection with restricted stock and stock options	-	-	2,598	-	-	-	-	2,598
Cost of shares repurchased on vesting of restricted stock and exercise of stock options	-	-	-	-	-	(651)	-	(651)
Cost of shares repurchased on the open market	-	-	-	-	-	(35,662)	-	(35,662)
Comprehensive income	-	-	-	27,599	483	-	3,280	31,362
Distributions to joint venture partners	-	-	-	-	-	-	(2,277)	(2,277)
Non-controlling interest of acquired companies	-	-	-	-	-	-	1,099	1,099

Balance at March 31, 2012	75,645	$76	$806,254	$448,020	$-	$(69,467)	$106,625	$1,291,508

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended
	March 31, 2012	March 31, 2011
Cash flows from operating activities:
Net income	$30,879	$35,126
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation of property and equipment	638	585
Amortization of trademarks and other intangibles	1,458	2,074
Amortization of deferred financing costs	531	561
Amortization of convertible notes discount	7,370	3,843
Stock-based compensation expense	2,598	2,294
Provision for doubtful accounts	300	495
Equity earnings on joint ventures	(1,298)	(621)
Deferred income tax provision	1,943	5,677

Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(7,086)	(6,809)
Other assets - current	5,149	2,912
Other assets	5,703	10,909
Deferred revenue	725	2,137
Accounts payable and accrued expenses	3,337	(4,802)

Net cash provided by operating activities	52,247	54,381

Cash flows used in investing activities:
Purchases of property and equipment	(238)	(1,813)
Net distributions to equity partners	(4,396)	(1,634)
Sale of trademarks	1,490	-
Additions to trademarks	(253)	(29)

Net cash used in investing activities	(3,397)	(3,476)

Cash flows (used in) provided by financing activities:
Proceeds from exercise of stock options and warrants	693	1,025
Payment of long-term debt	(9,455)	(68,885)
Acquisition of interest in MG Icon	(4,000)	(4,000)
Excess tax benefit from share-based payment arrangements	769	735
Shares repurchased on open market	(35,662)	-
Deferred financing costs	(55)	-
Shares repurchased on vesting of restricted stock	(651)	(1,820)
Restricted cash - current	(12,823)	(537)
Restricted cash – non-current	7,220	-

Net cash used in financing activities	(53,964)	(73,482)

Net decrease in cash and cash equivalents	(5,114)	(22,577)
Cash and cash equivalents, beginning of period	167,717	118,635

Cash and cash equivalents, end of period	$162,603	$96,058

Balance of restricted cash - current	26,894	3,837

Total cash and cash equivalents including current restricted cash, end of period	$189,497	$99,895

Supplemental disclosure of cash flow information:

	Three Months Ended March 31,
	2012	2011

Cash paid during the period:
Income taxes	$228	$4,502

Interest	$2,247	$4,547

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2012

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of Iconix Brand Group, Inc. (the “Company”, “we”, “us”, or “our”), all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2012 (“Current Quarter”) are not necessarily indicative of the results that may be expected for a full fiscal year.

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (“FY 2011”).

2.  Trademarks and Other Intangibles, net

Trademarks and other intangibles, net consist of the following:

		March 31, 2012		December 31, 2011
(000’s omitted)	Estimated Lives in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Indefinite life trademarks and copyrights	Indefinite	$1,525,636	$-	$1,528,362	$-
Definite life trademarks	10-15	19,603	6,987	19,603	6,623
Non-compete agreements	2-15	10,475	10,475	10,475	10,325
Licensing agreements	1-9	32,428	23,868	32,428	22,924

		$1,588,142	$41,330	$1,590,868	$39,872

Amortization expense for intangible assets for the Current Quarter and for the three months ended March 31, 2011 (the “Prior Year Quarter”) was $1.5 million and $2.1 million, respectively. The trademarks of Candie’s, Bongo, Joe Boxer, Rampage, Mudd, London Fog, Mossimo, Ocean Pacific, Danskin, Rocawear, Cannon, Royal Velvet, Fieldcrest, Charisma, Starter, Waverly, Ecko, Zoo York, Peanuts, Ed Hardy and Sharper Image have been determined to have an indefinite useful life and accordingly, consistent with ASC Topic 350, no amortization has been recorded in the Company’s consolidated income statements. Instead, each of these intangible assets are tested for impairment at least annually on an individual basis as separate single units of accounting, with any related impairment charge recorded to the statement of operations at the time of determining such impairment. Consistent with ASC Topic 360, there was no impairment of the definite-lived trademarks in the Current Quarter or the Prior Year Quarter.

3.  Acquisitions, Investments and Joint Ventures

Sharper Image

On October 26, 2011, the Company entered into an asset purchase agreement with Sharper Image Acquisition LLC, a Delaware limited liability company (Seller”), pursuant to which the Company purchased from Seller substantially all of its assets, including the Sharper Image trademark and other intellectual property rights related to the Sharper Image brand. The Company paid approximately $65.6 million to the Seller, of which $2.0 million was deposited into an escrow account to be held for a period of six months to secure the Seller’s indemnification obligations to the Company.

OP Japan

In November 2011, the Company contributed substantially all rights to the OP brand in Japan, Singapore, Malaysia, and Indonesia (the “OP Japan Territory”) to OP Japan Holdings Limited (“OP Japan”), a then newly formed subsidiary of the Company. Immediately following the formation of OP Japan, Itochu Corporation (“Itochu”) purchased a 45% non-controlling interest in OP Japan. In consideration for its 45% interest in OP Japan, Itochu paid approximately $7.4 million to the Company. As a result of this transaction, the Company recorded a net gain of approximately $5.6 million, representing the difference of the $7.4 million received from Itochu in consideration for its 45% interest and the cost basis of $1.8 million for the OP trademarks in the OP Japan Territory, which is included in licensing and other revenue in the Company’s consolidated income statement in FY 2011. In conjunction with this transaction, Itochu entered into a master license agreement with OP Japan for the exclusive rights to certain licenses whereby Itochu agrees to pay OP Japan guaranteed royalties of $2.0 million per year for a five year term. In addition, the purchase agreement for the transaction includes certain put” and call” rights pursuant to which , commencing on the first anniversary of the closing of the transaction, Itochu will have the right to purchase, or the Company will have the right to require Itochu to purchase, the Company’s 55% interest in OP Japan.

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

In March 2009, the Company, through its investment in Scion, effectively acquired a 16.6% interest in one of its licensees for $1. The Company has determined that this entity is a variable interest entity as defined by ASC Topic 810. However, the Company is not the primary beneficiary. The investment in this entity is accounted for under the cost method of accounting. As part of the transaction, the Company and its Scion partner each contributed approximately $2.1 million to Scion, totaling approximately $4.1 million, which was deposited as cash collateral under the terms of the entity’s financing agreements. In June 2010, approximately $3.3 million of the collateral was released to Scion and distributed to the Scion members equally; as of December 31, 2011 the remaining $0.8 million was included in short-term restricted cash on the Company’s consolidated balance sheet. In January 2012, the Company and its Scion partner each contributed $1.1 million, totaling $2.2 million, to Scion, which was deposited as cash collateral under the new terms of the entity’s financing agreements. The aggregate $3.0 million of cash collateral, which is owned by Scion, is included as short-term restricted cash in the Company’s unaudited condensed consolidated balance sheet as of March 31, 2012.

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

As of March 31, 2012 and December 31, 2011, the carrying value of the consolidated assets that are collateral for the variable interest entity’s obligations total $11.3 million and $11.6 million, respectively, which is comprised of the Artful Dodger trademark.

Iconix China

In September 2008, the Company and Novel Fashions Holdings Limited (Novel”) formed a joint venture (Iconix China”) to develop and market the Company’s brands in the People’s Republic of China, Hong Kong, Macau and Taiwan (the China Territory”). Pursuant to the terms of this transaction, the Company contributed to Iconix China substantially all rights to its brands in the China Territory and committed to contribute $5.0 million, and Novel committed to contribute $20 million to Iconix China. Upon closing of the transaction, the Company contributed $2.0 million and Novel contributed $8.0 million. In September 2009, the parties amended the terms of the transaction to eliminate the obligation of the Company to make any additional contributions and to reduce Novel’s remaining contribution commitment to $9.0 million, $4.0 million of which was contributed in July 2010, $3.0 million of which was contributed in May 2011, and the remaining $2.0 million of which is payable on or prior to June 1, 2012, subject to reduction by mutual agreement of the parties.

On December 9, 2011, China Outfitters Holdings Limited (China Outfitters”), a Hong Kong company and joint venture partner with Iconix China for the London Fog brand, completed an initial public offering on the Hong Kong Stock Exchange. As a result of this public offering, Iconix China’s investment in its joint venture with China Outfitters, which had a cost basis of approximately $2.6 million, was replaced with common stock of the newly formed public company China Outfitters, the fair value of which was approximately $15.3 million, and in accordance with ASC Topic 845 a net gain of approximately $12.7 million was recognized by Iconix China at the time of the public offering to reflect the exchange of the original investment for the fair value of the China Outfitters common stock received through the public offering. The Company’s 50% share of the net gain of $12.7 million recognized by Iconix China in this transaction, amounting to approximately $6.4 million, is included in equity earnings on joint ventures in the Company’s consolidated income statement for FY 2011.

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

Iconix Latin America

In December 2008, the Company contributed substantially all rights to its brands in Mexico, Central America, South America, and the Caribbean (the Latin America Territory”) to Iconix Latin America LLC (Iconix Latin America”), a then newly formed subsidiary of the Company. On December 29, 2008, New Brands America LLC (New Brands”), an affiliate of the Falic Group, purchased a 50% interest in Iconix Latin America. In consideration for its 50% interest in Iconix Latin America, New Brands agreed to pay $6.0 million to the Company. New Brands paid $1.0 million upon closing of this transaction and committed to pay an additional $5.0 million over the 30-month period following closing. As of December 31, 2011 this obligation was paid in full.

During FY 2011, the Company contributed to Iconix Latin America its share of the rights to revenues from IPH Unltd (see below) from the exploitation of the Ecko brands in the Latin America Territory. Also in FY 2011, the Company contributed to Iconix Latin America its rights to the Ed Hardy brands for the Latin America Territory. During the Current Quarter, the Company contributed to Iconix Latin America the rights to the Zoo York brand for the Latin America Territory. In aggregate consideration for these contributions, New Brands agreed to pay an aggregate of approximately $4.5 million to the Company. As of March 31, 2012, the balance owed to the Company under this obligation is approximately $3.8 million, $1.4 million of which is included in other assets - current and $2.4 million of which is included in other assets on the Company’s unaudited condensed consolidated balance sheet. The Company has recorded the consideration associated with these transactions as other liabilities, which will be recognized over a period of three years.

Based on the corporate structure, voting rights and contributions of the Company and New Brands, Iconix Latin America is not subject to consolidation. This conclusion was based on the Company’s determination that the entity met the criteria to be considered a business,” and therefore was not subject to consolidation due to the business scope exception” of ASC Topic 810. As such, the Company has recorded its investment under the equity method of accounting.

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

Prior to the April 26, 2011 transaction described above, based on the corporate structure, voting rights and contributions of the Company and Hardy Way, Hardy Way was not subject to consolidation. This conclusion was based on the Company’s determination that the entity met the criteria to be considered a business,” and therefore was not subject to consolidation due to the business scope exception” of ASC Topic 810. As such, the Company had recorded its investment under the equity method of accounting.

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

As of March 31, 2012 and December 31, 2011, the carrying value of the consolidated assets that are collateral for the variable interest entity’s obligations total $184.2 million and $184.5 million, which is comprised primarily of trademarks and license agreements. The assets of the Company are not available to the variable interest entity’s creditors.

Iconix Europe

In December 2009, the Company contributed substantially all rights to its brands in the European Territory (defined as all member states and candidate states of the European Union and certain other European countries) to Iconix Europe LLC, a newly formed wholly-owned subsidiary of the Company (“Iconix Europe”). Also in December 2009 and shortly after the formation of Iconix Europe, an investment group led by The Licensing Company and Albion Equity Partners LLC purchased a 50% interest in Iconix Europe through Brand Investments Vehicles Group 3 Limited (“BIV”), to assist the Company in developing, exploiting, marketing and licensing the Company’s brands in the European Territory. In consideration for its 50% interest in Iconix Europe, BIV agreed to pay $4.0 million, of which $3.0 million was paid upon closing of this transaction in December 2009 and the remaining $1.0 million of which was paid in January 2011. As a result of this transaction, the Company recognized a gain of approximately $7.0 million for 2009 which is included in licensing and other revenue on the consolidated income statement in 2009. Pursuant to the terms of the Iconix Europe operating agreement and subject to certain conditions, the Company is entitled to recognize a preferred profit distribution from Iconix Europe of at least $6.0 million, after which all profits and losses are recognized 50/50 in accordance with each principal’s membership interest percentage.

At inception, the Company determined, in accordance with ASC 810, based on the corporate structure, voting rights and contributions of the Company and BIV, that Iconix Europe is not a variable interest entity and not subject to consolidation. The Company has recorded its investment under the equity method of accounting.

MG Icon

In March 2010, the Company acquired a 50% interest in MG Icon, the owner of the Material Girl and Truth or Dare brands and trademarks and other rights associated with the artist, performer and celebrity known as “Madonna”, from Purim LLC (“Purim”) for $20.0 million, $4.0 million of which was paid at closing and another $8.0 million of which was paid through March 2012. In connection with the launch of Truth or Dare brand and based on certain qualitative criteria, Purim is entitled to an additional $3.0 million, $1.0 million of which was paid in March 2012, with the remaining amount to be paid in $1.0 million installments in March 2013 and March 2014. In addition, Purim may be entitled to receive additional consideration based on certain qualitative criteria. As of March 31, 2012, of the remaining $10.0 million owed to Purim, $5.0 million is included in other current liabilities and $5.0 million is included in other liabilities on the Company’s unaudited condensed consolidated balance sheet.

At inception, the Company determined, in accordance with ASC Topic 810, based on the corporate structure, voting rights and contributions of the Company and Purim, MG Icon is a variable interest entity and not subject to consolidation, as, under ASC Topic 810, the Company is not the primary beneficiary of MG Icon. The Company has recorded its investment under the equity method of accounting.

Pursuant to the terms of the MG Icon operating agreement and subject to certain conditions, the Company is entitled to recognize a preferred profit distribution from MG Icon of at least $23.0 million, after which all profits and losses are recognized 50/50 in accordance with each principal’s membership interest percentage.

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

In connection with the Peanuts Operating Agreement, the Company through IE, loaned $17.5 million to Beagle (the “Beagle Note”), the proceeds of which were used to fund Beagle’s capital contribution to Peanuts Holdings in connection with the acquisition of Peanuts Worldwide. The Beagle Note bears interest at 6% per annum, with minimum principal payable in equal annual installments of approximately $2.2 million on June 3, with any remaining unpaid principal balance and accrued interest to be due on June 3, 2015, the Beagle Note maturity date. Principal may be prepaid at anytime. The Beagle Note is secured by the membership interest in Peanuts Holdings owned by Beagle. As of March 31, 2012, approximately $2.2 million current portion is included in other assets - current in the unaudited condensed consolidated balance sheet and the $10.8 million long term portion is included in other assets - non-current.

ASC Topic 810 affirms that consolidation is appropriate when one entity has a controlling financial interest in another entity. The Company owns an 80% membership interest in Peanuts Holdings, compared to the non-controlling owner’s 20% membership interest. As such, Peanuts Holdings is subject to consolidation with the Company, which is reflected in the Company’s unaudited condensed consolidated financial statements as of March 31, 2012.

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

4.  Fair Value Measurements

ASC Topic 820 “Fair Value Measurements”, which the Company adopted on January 1, 2008, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurement. While ASC 820 does not require any new fair value measurements in its application to other accounting pronouncements, it does emphasize that a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, ASC 820 established the following fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (2) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs):

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

To determine the fair value of certain financial instruments, the Company relies on Level 2 inputs generated by market transactions of similar instruments where available, and Level 3 inputs using an income approach when Level 1 and Level 2 inputs are not available. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and financial liabilities and their placement within the fair value hierarchy. The following table summarizes the instruments measured at fair value at March 31, 2012 and December 31, 2011:

March 31, 2012 (000’s omitted)	Level 1	Level 2	Level 3	Valuation Technique
Income Statement Hedge	$-	$-	$-	(A)

December 31, 2011 (000’s omitted)	Level 1	Level 2	Level 3	Valuation Technique
Income Statement Hedge	$-	$(483)	$-	(A)

Marketable Securities

Marketable securities, which are accounted for as available-for-sale, are stated at fair value in accordance with ASC Topic 320 Investments – “Debt and Equity” and consist of auction rate securities (“ARS”). Temporary changes in fair market value are recorded as other comprehensive income or loss, whereas other than temporary markdowns will be realized through the Company’s Consolidated Income Statement.

As of March 31, 2012 and December 31, 2011, the Company held ARS with a face value of $13.0 million and a fair value of zero. There was no change in value during the Current Quarter or the Prior Year Quarter.

Hedge Instruments

On March 26, 2011, the Company purchased hedge instruments from JP Morgan Chase Bank N.A. (“JPMC”) to mitigate the income statement risk and cash flow risk of revenue and receivables from licenses denominated in Japanese Yen. These hedge instruments are foreign exchange forward contracts that set the foreign exchange rate from Japanese Yen to U.S. Dollars for the Company’s forecasted Japanese Yen denominated revenue (Income Statement Hedge”) and receivable (Balance Sheet Hedge”). Based on management’s assessment, the Income Statement Hedge qualifies for hedge accounting under ASC Topic 815. On a quarterly basis, the value of the Income Statement Hedge is adjusted to reflect its current fair value, with any adjustment flowing through other comprehensive income. The fair value of this instrument is obtained by comparing the characteristics of the Income Statement Hedge with similarly traded instruments, and is therefore classified as Level 2 in the fair value hierarchy. As of March 31, 2012, the Income Statement Hedge and the Balance Sheet hedge had expired by their respective terms.

Financial Instruments

As of March 31, 2012 and December 31, 2011, the fair values of cash and cash equivalents, receivables and accounts payable approximated their carrying values due to the short-term nature of these instruments. The fair value of the note receivable from New Brands (see Note 3) approximates its $3.8 million carrying value; the fair value of the note receivable due from the purchasers of the Canadian trademark for Joe Boxer approximates its $3.2 million carrying value; the fair value of the note payable to Purim LLC (see Note 3) approximates its $10.0 million carrying value; and the fair value of the Beagle Note (see Note 3) approximates its $13.0 million carrying value. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on broker quotes or quoted market prices or rates for the same or similar instruments, and the related carrying amounts are as follows:

(000’s omitted)	March 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$631,304	$682,220	$633,389	$679,755

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

5.  Debt Arrangements

The Company’s net carrying amount of debt is comprised of the following:

	March 31,	December 31,
(000’s omitted)	2012	2011
2.50% Convertible Notes	$245,938	$243,164
1.875% Convertible Notes	283,551	278,955
Ecko Note	64,500	67,000
Asset-Backed Notes	37,315	44,270

Total	$631,304	$633,389

2.50% Convertible Notes

On May 23, 2011, the Company completed the issuance of $300.0 million principal amount of the Company’s 2.50% convertible senior subordinated notes due June 2016 (2.50% “Convertible Notes”) in a private offering to certain institutional investors. The net proceeds received by the Company from the offering, excluding the net cost of hedges and sale of warrants (described below) and including transaction fees, were approximately $291.6 million.

The 2.50% Convertible Notes bear interest at an annual rate of 2.50%, payable semi-annually in arrears on June 1 and December 1 of each year, beginning December 1, 2011. However, the Company recognizes an effective interest rate of 7.25% on the carrying amount of the 2.50% Convertible Notes. The effective rate is based on the rate for a similar instrument that does not have a conversion feature. The 2.50% Convertible Notes will be convertible into cash and, if applicable, shares of the Company’s common stock based on a conversion rate of 32.5169 shares of the Company’s common stock, subject to customary adjustments, per $1,000 principal amount of the 2.50% Convertible Notes (which is equal to an initial conversion price of approximately $30.75 per share) only under the following circumstances: (1) during any fiscal quarter beginning after June 30, 2011 (and only during such fiscal quarter), if the closing price of the Company’s common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is more than 130% of the conversion price per share, which is $1,000 divided by the then applicable conversion rate; (2) during the five business day period immediately following any five consecutive trading day period in which the trading price per $1,000 principal amount of the 2.50% Convertible Notes for each day of that period was less than 98% of the product of (a) the closing price of the Company’s common stock for each day in that period and (b) the conversion rate per $1,000 principal amount of the 2.50% Convertible Notes; (3) if specified distributions to holders of the Company’s common stock are made, as set forth in the indenture governing the 2.50% Convertible Notes (“2.50% Indenture”); (4) if a “change of control” or other “fundamental change,” each as defined in the 2.50% Indenture, occurs; (5) if the Company chooses to redeem the 2.50% Convertible Notes upon the occurrence of a “specified accounting change,” as defined in the 2.50% Indenture; and (6) during the last month prior to maturity of the 2.50% Convertible Notes. If the holders of the 2.50% Convertible Notes exercise the conversion provisions under the circumstances set forth, the Company will need to remit the lower of the principal balance of the 2.50% Convertible Notes or their conversion value to the holders in cash. As such, the Company would be required to classify the entire amount outstanding of the 2.50% Convertible Notes as a current liability in the following quarter. The evaluation of the classification of amounts outstanding associated with the 2.50% Convertible Notes will occur every quarter.

Upon conversion, a holder will receive an amount in cash equal to the lesser of (a) the principal amount of the 2.50% Convertible Note or (b) the conversion value, determined in the manner set forth in the 2.50% Indenture. If the conversion value exceeds the principal amount of the 2.50% Convertible Notes on the conversion date, the Company will also deliver, at its election, cash or the Company’s common stock or a combination of cash and the Company’s common stock for the conversion value in excess of the principal amount. In the event of a change of control or other fundamental change, the holders of the 2.50% Convertible Notes may require the Company to purchase all or a portion of their 2.50% Convertible Notes at a purchase price equal to 100% of the principal amount of the 2.50% Convertible Notes, plus accrued and unpaid interest, if any. If a specified accounting change occurs, the Company may, at its option, redeem the 2.50% Convertible Notes in whole for cash, at a price equal to 102% of the principal amount of the 2.50% Convertible Notes, plus accrued and unpaid interest, if any. Holders of the 2.50% Convertible Notes who convert their 2.50% Convertible Notes in connection with a fundamental change or in connection with a redemption upon the occurrence of a specified accounting change may be entitled to a make-whole premium in the form of an increase in the conversion rate.

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

As of March 31, 2012 and December 31, 2011, the amount of the 2.50% Convertible Notes accounted for as a liability was approximately $245.9 million and $243.2 million, respectively, and is reflected on the unaudited condensed consolidated balance sheet as follows:

	March 31,	December 31,
(000’s omitted)	2012	2011
Equity component carrying amount	$35,996	$35,996
Unamortized discount	54,062	56,836
Net debt carrying amount	245,938	243,164

For the Current Quarter, the Company recorded additional non-cash interest expense of approximately $2.5 million, representing the difference between the stated interest rate on the 2.50% Convertible Notes and the rate for a similar instrument that does not have a conversion feature.

For the Current Quarter, cash interest expense relating to the 2.50% Convertible Notes was approximately $1.9 million.

The Convertible Notes do not provide for any financial covenants.

In connection with the sale of the 2.50% Convertible Notes, the Company entered into hedges for the 2.50% Convertible Notes (“2.50% Convertible Note Hedges”) with respect to its common stock with two entities (the “2.50% Counterparties”). Pursuant to the agreements governing these 2.50% Convertible Note Hedges, the Company purchased call options (the “2.50% Purchased Call Options”) from the 2.50% Counterparties covering up to approximately 9.8 million shares of the Company’s common stock. These 2.50% Convertible Note Hedges are designed to offset the Company’s exposure to potential dilution upon conversion of the 2.50% Convertible Notes in the event that the market value per share of the Company’s common stock at the time of exercise is greater than the strike price of the 2.50% Purchased Call Options (which strike price corresponds to the initial conversion price of the 2.50% Convertible Notes and is simultaneously subject to certain customary adjustments). On May 23, 2011, the Company paid an aggregate amount of approximately $58.7 million of the proceeds from the sale of the 2.50% Convertible Notes for the 2.50% Purchased Call Options, of which $20.6 million was included in the balance of deferred income tax assets at May 23, 2011 and is being recognized over the term of the 2.50% Convertible Notes. As of March 31, 2012, the balance of deferred income tax assets related to this transaction was approximately $17.1 million.

The Company also entered into separate warrant transactions with the 2.50% Counterparties whereby the Company, pursuant to the agreements governing these warrant transactions, sold to the 2.50% Counterparties warrants (the “2.50% Sold Warrants”) to acquire up to 9.76 million shares of the Company’s common stock at a strike price of $40.6175 per share of the Company’s common stock. The 2.50% Sold Warrants will become exercisable on September 1, 2016 and will expire by the end of 2016. The Company received aggregate proceeds of approximately $28.8 million from the sale of the 2.50% Sold Warrants on May 23, 2011.

Pursuant to guidance issued under ASC Topic 815 “Derivatives and Hedging” as it relates to accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock, the 2.50% Convertible Note Hedge and the proceeds received from the issuance of the 2.50% Sold Warrants were recorded as a charge and an increase, respectively, in additional paid-in capital in stockholders’ equity as separate equity transactions. As a result of these transactions, the Company recorded a net reduction to additional paid-in-capital of $9.4 million in May 2011.

The Company has evaluated the impact of adopting guidance issued under ASC Topic 815 regarding embedded features as it relates to the 2.50% Sold Warrants, and has determined it had no impact on the Company’s results of operations and financial position through March 31, 2012, and will have no impact on the Company’s results of operations and financial position in future fiscal periods.

As the 2.50% Convertible Note Hedge transactions and the warrant transactions were separate transactions entered into by the Company with the 2.50% Counterparties, they are not part of the terms of the 2.50% Convertible Notes and will not affect the holders’ rights under the 2.50% Convertible Notes. In addition, holders of the 2.50% Convertible Notes will not have any rights with respect to the 2.50% Purchased Call Options or the 2.50% Sold Warrants.

If the market value per share of the Company’s common stock at the time of conversion of the 2.50% Convertible Notes is above the strike price of the 2.50% Purchased Call Options, the 2.50% Purchased Call Options entitle the Company to receive from the 2.50% Counterparties net shares of the Company’s common stock, cash or a combination of shares of the Company’s common stock and cash, depending on the consideration paid on the underlying 2.50% Convertible Notes, based on the excess of the then current market price of the Company’s common stock over the strike price of the 2.50% Purchased Call Options. Additionally, if the market price of the Company’s common stock at the time of exercise of the 2.50% Sold Warrants exceeds the strike price of the 2.50% Sold Warrants, the Company will owe the 2.50% Counterparties net shares of the Company’s common stock or cash, not offset by the 2.50% Purchased Call Options, in an amount based on the excess of the then current market price of the Company’s common stock over the strike price of the 2.50% Sold Warrants.

These transactions will generally have the effect of increasing the conversion price of the 2.50% Convertible Notes to $40.6175 per share of the Company’s common stock, representing a 75% percent premium based on the last reported sale price of the Company’s common stock of $23.21 per share on May 17, 2011.

Moreover, in connection with the warrant transactions with the 2.50% Counterparties, to the extent that the price of the Company’s common stock exceeds the strike price of the 2.50% Sold Warrants, the warrant transactions could have a dilutive effect on the Company’s earnings per share.

1.875% Convertible Notes

On June 20, 2007, the Company completed the issuance of $287.5 million principal amount of the Company’s 1.875% convertible senior subordinated notes due June 2012 (“1.875% Convertible Notes”) in a private offering to certain institutional investors. The net proceeds received by the Company from the offering, excluding the net cost of hedges and sale of warrants (described below) were approximately $281.1 million.

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

Upon conversion, a holder will receive an amount in cash equal to the lesser of (a) the principal amount of the 1.875% Convertible Note or (b) the conversion value, determined in the manner set forth in the 1.875% Indenture. If the conversion value exceeds the principal amount of the 1.875% Convertible Notes on the conversion date, the Company will also deliver, at its election, cash or the Company’s common stock or a combination of cash and the Company’s common stock for the conversion value in excess of the principal amount. In the event of a change of control or other fundamental change, the holders of the 1.875% Convertible Notes may require the Company to purchase all or a portion of their 1.875% Convertible Notes at a purchase price equal to 100% of the principal amount of the 1.875% Convertible Notes, plus accrued and unpaid interest, if any. If a specified accounting change occurs, the Company may, at its option, redeem the 1.875% Convertible Notes in whole for cash, at a price equal to 102% of the principal amount of the 1.875% Convertible Notes, plus accrued and unpaid interest, if any. Holders of the 1.875% Convertible Notes who convert their 1.875% Convertible Notes in connection with a fundamental change or in connection with a redemption upon the occurrence of a specified accounting change may be entitled to a make-whole premium in the form of an increase in the conversion rate.

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

As of March 31, 2012 and December 31, 2011, the amount of the 1.875% Convertible Notes accounted for as a liability was approximately $283.6 million and $279.0 million, and is reflected on the unaudited condensed consolidated balance sheet as follows:

	March 31,	December 31,
(000’s omitted)	2012	2011
Equity component carrying amount	$41,309	$41,309
Unamortized discount	3,949	8,545
Net debt carrying amount	283,551	278,955

For the Current Quarter and the Prior Year Quarter, the Company recorded additional non-cash interest expense of approximately $4.3 million and $3.6 million, respectively, representing the difference between the stated interest rate on the 1.875% Convertible Notes and the rate for a similar instrument that does not have a conversion feature.

For each the Current Quarter and the Prior Year Quarter, cash interest expense relating to the 1.875% Convertible Notes was approximately $1.3 million.

The Convertible Notes do not provide for any financial covenants.

In connection with the sale of the 1.875% Convertible Notes, the Company entered into hedges for the 1.875% Convertible Notes (“1.875% Convertible Note Hedges”) with respect to its common stock with two entities, one of which was Lehman Brothers OTC Derivatives Inc. (“Lehman OTC” and together with the other counterparty, the “1.875% Counterparties”). Pursuant to the agreements governing these 1.875% Convertible Note Hedges, the Company purchased call options (the “1.875% Purchased Call Options”) from the 1.875% Counterparties covering up to approximately 10.4 million shares of the Company’s common stock of which 40% were purchased from Lehman OTC. These 1.875% Convertible Note Hedges are designed to offset the Company’s exposure to potential dilution upon conversion of the 1.875% Convertible Notes in the event that the market value per share of the Company’s common stock at the time of exercise is greater than the strike price of the 1.875% Purchased Call Options (which strike price corresponds to the initial conversion price of the 1.875% Convertible Notes and is simultaneously subject to certain customary adjustments). On June 20, 2007, the Company paid an aggregate amount of approximately $76.3 million of the proceeds from the sale of the 1.875% Convertible Notes for the 1.875% Purchased Call Options, of which $26.7 million was included in the balance of deferred income tax assets at June 30, 2007 and is being recognized over the term of the 1.875% Convertible Notes. As of March 31, 2012, the balance of deferred income tax assets related to this transaction was approximately $1.4 million.

The Company also entered into separate warrant transactions with the 1.875% Counterparties whereby the Company, pursuant to the agreements governing these warrant transactions, sold to the 1.875% Counterparties warrants (the “1.875% Sold Warrants”) to acquire up to 3.6 million shares of the Company’s common stock of which 40% were sold to Lehman OTC, at a strike price of $42.40 per share of the Company’s common stock. The 1.875% Sold Warrants will become exercisable on September 28, 2012 and will expire by the end of 2012. The Company received aggregate proceeds of approximately $37.5 million from the sale of the 1.875% Sold Warrants on June 20, 2007.

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

The Company has evaluated the impact of adopting guidance issued under ASC Topic 815 regarding embedded features as it relates to the 1.875% Sold Warrants, and has determined it had no impact on the Company’s results of operations and financial position through March 31, 2012, and will have no impact on the Company’s results of operations and financial position in future fiscal periods.

As the 1.875% Convertible Note Hedge transactions and the warrant transactions were separate transactions entered into by the Company with the 1.875% Counterparties, they are not part of the terms of the 1.875% Convertible Notes and will not affect the holders’ rights under the 1.875% Convertible Notes. In addition, holders of the 1.875% Convertible Notes will not have any rights with respect to the 1.875% Purchased Call Options or the 1.875% Sold Warrants.

If the market value per share of the Company’s common stock at the time of conversion of the 1.875% Convertible Notes is above the strike price of the 1.875% Purchased Call Options, the 1.875% Purchased Call Options entitle the Company to receive from the 1.875% Counterparties net shares of the Company’s common stock, cash or a combination of shares of the Company’s common stock and cash, depending on the consideration paid on the underlying 1.875% Convertible Notes, based on the excess of the then current market price of the Company’s common stock over the strike price of the 1.875% Purchased Call Options. Additionally, if the market price of the Company’s common stock at the time of exercise of the 1.875% Sold Warrants exceeds the strike price of the 1.875% Sold Warrants, the Company will owe the 1.875% Counterparties net shares of the Company’s common stock or cash, not offset by the 1.875% Purchased Call Options, in an amount based on the excess of the then current market price of the Company’s common stock over the strike price of the 1.875% Sold Warrants.

These transactions will generally have the effect of increasing the conversion price of the 1.875% Convertible Notes to $42.40 per share of the Company’s common stock, representing a 100% percent premium based on the last reported sale price of the Company’s common stock of $21.20 per share on June 14, 2007.

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

Ecko Note

In connection with the Ecko transaction, IPH Unltd issued a promissory note (“Ecko Note”) to a third party creditor (LF Centennial Limited, an affiliate of Li & Fung USA) for $90.0 million. IPH Unltd’s obligations under the Ecko Note are secured by the Ecko portfolio of trademarks and related intellectual property assets and the Zoo York trademarks and related intellectual property assets owned by ZY Holdings (see Note 3), and are further guaranteed personally by the minority owner of IPH Unltd, with no recourse to the Company other than the interest of ZY Holdings in the Zoo York trademarks and related intellectual property assets. Amounts outstanding under the Ecko Note bear interest at 7.50% per annum, with minimum principal payable in equal quarterly installments of $2.5 million, with any remaining unpaid principal balance and accrued interest to be due on June 30, 2014, the Ecko Note maturity date. The Ecko Note may be prepaid without penalty, and would be applied to the scheduled quarterly principal payments in the order of their maturity. On July 27, 2011, in connection with the Company’s purchase of the Zoo York trademark and related assets (see Note 3), IPH Unltd paid $3.0 million in principal to the holder of the Ecko Note. As of March 31, 2012, the total principal balance of the Ecko Note is $64.5 million, of which $10.0 million is included in the current portion of long-term debt on the unaudited condensed consolidated balance sheet.

Asset-Backed Notes

The financing for certain of the Company’s acquisitions has been accomplished through private placements by its subsidiary, IP Holdings LLC (“IP Holdings”) of asset-backed notes (“Asset-Backed Notes”) secured by intellectual property assets (trade names, trademarks, license agreements and payments and proceeds with respect thereto relating to the Candie’s, Bongo, Joe Boxer, Rampage, Mudd and London Fog brands) of IP Holdings. As of March 31, 2012, the balance of the Asset-Backed Notes was $37.3 million, all of which is included in the current portion of long-term debt on the Company’s unaudited condensed consolidated balance sheet.

Cash on hand in the bank account of IP Holdings is restricted at any point in time up to the amount of the next debt principal and interest payment required under the Asset-Backed Notes. Accordingly, $7.2 million and $3.8 million as of March 31, 2012 and December 31, 2011, respectively, are included as restricted cash within the Company’s current assets on the unaudited condensed consolidated balance sheets. Further, in connection with IP Holdings’ issuance of Asset-Backed Notes, a reserve account has been established and the funds on deposit in such account will be applied to future principal payments with respect to the Asset-Backed Notes. Accordingly, as of March 31, 2012 approximately $15.9 million has been classified as current and is included in restricted cash in the Company’s current assets on the Company’s unaudited condensed consolidated balance sheet. As of December 31, 2011, approximately $7.2 million of this reserve account was classified as non-current and disclosed as restricted cash within other assets on the Company’s consolidated balance sheet.

Interest rates and terms on the outstanding principal amount of the Asset-Backed Notes as of March 31, 2012 are as follows: $11.3 million principal amount bears interest at a fixed interest rate of 8.45%, $5.0 million principal amount bears interest at a fixed rate of 8.12%, and $21.0 million principal amount bears interest at a fixed rate of 8.99%. The Asset-Backed Notes have no financial covenants by which the Company or its subsidiaries need comply. The aggregate principal amount of the Asset-Backed Notes is required to be fully paid by February 22, 2013.

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

The Revolver contains certain financial and non-financial covenants relating to the Company and the Revolver Subsidiaries. The Revolver also contains certain events of default, including without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to indebtedness in excess of specified amounts, events of bankruptcy and insolvency, certain ERISA events, judgments in excess of specified amounts, impairments to guarantees and a change of control. All amounts outstanding under the Revolver will bear interest, at the Company’s option, at the Eurodollar (ie. LIBOR) or the Base Rate (i.e., greatest of (a) the prime rate, (b) the federal funds effective rate plus  1/2 of 1% and (c) the one-month Eurodollar Rate plus 1%), plus an applicable margin of 3.25% and 2.25%, respectively. The applicable margin will increase from and after the first anniversary of the Revolver Closing Date until the date that is six months from such date, to 4.00% and 3.00%, respectively, and to 5.00% and 4.00%, respectively, thereafter. The unused balance of the Revolver bears interest at 0.5% per annum, herein referred to as the Commitment Fee. Costs of $2.3 million relating to the execution of the Revolver have been deferred and are being amortized over the life of the Revolver using the effective interest method.

As of the Revolver Closing Date and through March 31, 2012, the entire $150.0 million provided by the Revolver has remained unused. The Commitment Fee for the Current Quarter was approximately $0.2 million, and is included in interest expense on the unaudited condensed consolidated income statement.

Debt Maturities

As of March 31, 2012, the Company’s debt maturities on a calendar year basis are as follows:

(000’s omitted)	Total	April 1 through December 31, 2012	2013	2014	2015	2016
2.50% Convertible Notes (1)	$245,938	$-	$-	$-	$-	$245,938
1.875% Convertible Notes (2)	283,551	283,551	-	-	-	-
Ecko Note	64,500	7,500	10,000	47,000	-	-
Asset-Backed Notes	37,315	26,513	10,802	-	-	-
Revolver	-	-	-	-	-	-

Total	$631,304	$317,564	$20,802	$47,000	$-	$245,938

(1)	Reflects the net debt carrying amount of the 2.50% Convertible Notes in the consolidated balance sheet as of March 31, 2012, in accordance with accounting for convertible notes. The principal amount owed to the holders of the 2.50% Convertible Notes is $300.0 million.

(2)	Reflects the net debt carrying amount of the 1.875% Convertible Notes in the consolidated balance sheet as of March 31, 2012, in accordance with accounting for convertible notes. The principal amount owed to the holders of the 1.875% Convertible Notes is $287.5 million.

6. Stockholders’ Equity

2009 Equity Incentive Plan

On August 13, 2009, the Company’s stockholders approved the Company’s 2009 Equity Incentive Plan (“2009 Plan”). The 2009 Plan authorizes the granting of common stock options or other stock-based awards covering up to 3,000,000 shares of the Company’s common stock. All employees, directors, consultants and advisors of the Company, including those of the Company’s subsidiaries, are eligible to be granted non-qualified stock options and other stock-based awards (as defined) under the 2009 Plan, and employees are also eligible to be granted incentive stock options (as defined) under the 2009 Plan. No new awards may be granted under the Plan after August 13, 2019.

Stock Repurchase Program

On October 27, 2011, the Company announced that its Board of Directors had authorized the repurchase of up to $200 million of the Company’s common stock over a period of approximately three years (the “Program”). The Program replaced any prior plan or authorization. The Program did not obligate the Company to repurchase any specific number of shares and could be suspended at any time at management’s discretion. During the Current Quarter, the Company repurchased 2,051,654 shares under the Program for approximately $35.7 million. No shares were repurchased by the Company under the Program or any prior plan during the Prior Year Quarter. As of March 31, 2012, $145.2 million remained available for repurchase under the Program.

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

Summaries of the Company’s stock options, warrants (other than warrants issued related to our 1.875% Convertible Notes and 2.50% Convertible Notes) and performance related options activity, and related information for the Current Quarter are as follows:

Options		Weighted-Average
	Options	Exercise Price
Outstanding at January 1, 2012	1,711,008	$5.42
Granted	-	-
Canceled	-	-
Exercised	(251,858)	2.75
Expired/Forfeited	-	-

Outstanding at March 31, 2012	1,459,150	$5.88

Exercisable at March 31, 2012	1,459,150	$5.88

There was no compensation expense related to stock option grants for both the Current Quarter and the Prior Year Quarter.

Warrants

		Weighted-Average
	Warrants	Exercise Price
Outstanding at January 1, 2012	197,250	$19.39
Granted	-	-
Canceled	-	-
Exercised	-	-
Expired/Forfeited	-	-

Outstanding at March 31, 2012	197,250	$19.39

Exercisable at March 31, 2012	197,250	$19.39

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

The following tables summarize information about unvested restricted stock transactions:

		Weighted-Average
	Shares	Grant Date Fair Value
Non-vested, January 1, 2012	2,937,255	$18.61
Granted	37,833	16.39
Vested	(26,954)	16.92
Forfeited/Canceled	-	-

Non-vested, March 31, 2012	2,948,134	$18.60

Compensation expense related to restricted stock grants for the Current Quarter and the Prior Year Quarter was approximately $2.6 million and $2.3 million, respectively. An additional amount of $13.6 million is expected to be expensed evenly over a period of approximately four years. During the Current Quarter and the Prior Year Quarter, the Company withheld shares valued at $0.2 million, and $1.8 million, respectively, of its restricted common stock in connection with net share settlement of restricted stock grants and option exercises.

Shares Reserved for Issuance

At March 31, 2012, 26,433 common shares were reserved for issuance under the 2009 Plan. At March 31, 2012 there were no common shares available for issuance under any previous Company plan.

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

As of March 31, 2012, of the total potentially dilutive shares related to restricted stock-based awards, stock options and warrants, approximately 0.1 million were anti-dilutive, compared to 0.1 million as of March 31, 2011.

As of March 31, 2012, approximately 0.1 million of the performance related restricted stock-based awards issued in connection with the Company’s employment agreement with its chairman, chief executive officer and president were anti-dilutive.

Warrants issued in connection with the Company’s 2.50% Convertible Notes financing and 1.875% Convertible Notes financing were anti-dilutive and therefore not included in this calculation. Portions of the 2.50% Convertible Notes and 1.875% Convertible Notes that would be subject to conversion to common stock were anti-dilutive as of March 31, 2012 and therefore not included in this calculation.

A reconciliation of weighted average shares used in calculating basic and diluted earnings per share follows:

(000’s omitted)	For the Three Months Ended March 31, (unaudited)
	2012	2011
Basic	72,302	72,768
Effect of exercise of stock options	1,008	1,272
Effect of contingent common stock issuance	144	144
Effect of assumed vesting of restricted stock	1,151	1,186

Diluted	74,605	75,370

8.  Expenses Related to Specific Litigation

Expenses related to specific litigation consist of legal expenses and costs related to the Unzipped litigation (See Note 9). For the Prior Year Quarter, the Company recorded an expense related to specific litigation of less than $0.1 million. There was no such expense in the Current Quarter.

9.  Commitments and Contingencies

Sweet Sportswear/Unzipped litigation

On December 10, 2010, the Court entered a final judgment (the Judgment”) in connection with the lawsuit filed by the Company in the Superior Court of California, Los Angeles County against Unzipped Apparel LLC’s (Unzipped”) former manager, supplier and distributor, Sweet Sportswear, LLC, Azteca Productions International, Inc. Apparel Distribution Services, LLC, and Hubert Guez, a principal of these entities and former member of the Company’s board of directors (collectively referred to as the Guez defendants”). In summary, the Judgment against the Guez defendants was for a combined liability to the Company of approximately $50 million, exclusive of amounts owed as pre or post-judgment interest at the annual rate of 10% simple interest. The Judgment also dismissed all claims brought by the Guez defendants against the Company, its subsidiaries (Michael Caruso & Co., Inc. and Unzipped), and its Chairman of the Board and Chief Executive Officer, Neil Cole. In connection with the entry of the Judgment, the Company recognized a gross gain of $26.0 million (gross of attorney’s fees and other related expenses of $10.3 million) in 2010, of which $16.7 million was secured by the Sureties (defined below), with the remainder secured by assets owned by the Guez defendants.

In February 2011, the Company entered into a settlement agreement with certain persons (the Sureties”) that had secured a portion of the Judgment, pursuant to which the Sureties paid the Company $13.0 million in February 2011 and paid an additional $3.7 million in April 2011 in full satisfaction of their obligations to the Company. The amounts paid by the Sureties reduced the obligations of certain of the Guez defendants (ADS and Hubert Guez) under the Judgments.

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

10.  Related Party Transactions

The Candie’s Foundation

The Candie’s Foundation, a charitable foundation founded by Neil Cole for the purpose of raising national awareness about the consequences of teenage pregnancy, owed the Company $0.7 million and $0.7 million at March 31, 2012 and December 31, 2011, respectively. The Candie’s Foundation intends to pay-off the entire borrowing from the Company during 2012, although additional advances will be made as and when necessary.

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

The net revenues by type of license and information by geographic region are as follows:

	For the three months ended
(000’s omitted)	March 31, (unaudited)
	2012	2011
Licensing and other revenue by category:
Direct-to-retail license	$42,473	$42,617
Wholesale license	40,780	45,096
Entertainment and other	5,198	4,643

	$88,451	$92,356

Licensing and other revenue by geographic region:
United States	$73,814	$75,910
Other	14,637	16,446

	$88,451	$92,356

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995. The statements that are not historical facts contained in this report are forward looking statements that involve a number of known and unknown risks, uncertainties and other factors, all of which are difficult or impossible to predict and many of which are beyond our control, which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. These risks are detailed our Form 10-K for the fiscal year ended December 31, 2011 and other SEC filings. The words “believe”, “anticipate,” “expect”, “confident”, “project”, provide “guidance” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date the statement was made.

Executive Summary. We are a brand management company engaged in licensing, marketing and providing trend direction for a diversified and growing consumer brand portfolio. Our brands are sold across every major segment of retail distribution, from luxury to mass. As of March 31, 2012, we owned the following iconic consumer brands: Candie’s, Bongo, Badgley Mischka, Joe Boxer, Rampage, Mudd, London Fog, Mossimo, Ocean Pacific/OP, Danskin/Danskin Now, Rocawear, Cannon, Royal Velvet, Fieldcrest, Charisma, Starter, Waverly, Zoo York and Sharper Image. In addition, Scion LLC, a joint venture in which we have a 50% controlling investment, owns the Artful Dodger brand; Hardy Way, a joint venture in which we have an 85% controlling investment, owns the Ed Hardy brands (see Note 3 of Notes to Consolidated Financial Statements); IPH Unltd, a joint venture in which we have a 51% controlling investment, owns the Ecko brands; MG Icon, a joint venture in which we have a 50% investment, owns the Material Girl and Truth or Dare brands; Peanuts Holdings, a joint venture in which we have an 80% controlling investment, owns, through its wholly-owned subsidiary Peanuts Worldwide, the Peanuts brands and characters; and OP Japan, a joint venture in which we have a 55% controlling investment, owns the Ocean Pacific/OP brands for a territory including Japan, Singapore, Malaysia, and Indonesia. We license our brands worldwide through over 1,000 direct-to-retail and wholesale licenses for use across a wide range of product categories, including sportswear, fashion accessories, footwear, entertainment, home products and décor, and beauty and fragrance. Our business model allows us to focus on our core competencies of marketing and managing brands without many of the risks and investment requirements associated with a more traditional operating company. Our licensing agreements with leading retail and wholesale licensees throughout the world provide us with a predictable stream of guaranteed minimum royalties.

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

Results of Operations

The Current Quarter compared to the Prior Year Quarter

Licensing and Other Revenue. Licensing and other revenue for the Current Quarter totaled $88.5 million compared to $92.4 million for the Prior Year Quarter. After excluding revenue in the Current Quarter for which there is no comparable revenue in the Prior Year Quarter (ie. Ed Hardy, which was consolidated beginning April 2011; and Sharper Image, acquired November 2011), comparable revenue decreased approximately $9.7 million. This decrease in comparable revenue was primarily related to the following: (i) weak sales from our men’s brands, specifically Rocawear and Ecko, (ii) the transition of the Royal Velvet brand to a new direct-to-retail license with J.C. Penney Company, Inc., and (iii) a decrease in revenue from our Wal-Mart business.

Operating Expenses.

Selling, general and administrative expenses, herein referred to as SG&A, totaled $30.9 million for the Current Quarter compared to $32.0 million for the Prior Year Quarter. After excluding SG&A in the Current Quarter for which there is no comparable SG&A in the Prior Year Quarter (ie. Ed Hardy, which was consolidated beginning April 2011; and Sharper Image, acquired November 2011), comparable SG&A decreased approximately $1.9 million. This decrease in comparable SG&A was primarily driven by (i) a decrease of $1.6 million in advertising and marketing related expenses due to the timing of certain initiatives, and (ii) a decrease of $0.4 million in rent expense due to the closing of satellite office space from prior period acquisitions.

Operating Income.

Operating income for the Current Quarter decreased to $57.6 million, or approximately 65% of total revenue, compared to $60.3 million or approximately 65% of total revenue in the Prior Year Quarter.

Other Expenses – Net.      Other expenses – net changed by $3.1 million from approximately $8.7 million in the Prior Year Quarter to approximately $11.8 million in the Current Quarter. An increase of approximately $3.8 million in interest expense is primarily attributable to interest expense of approximately $4.3 million related to the 2.50% Convertible Notes for which there was no comparable expense in the Prior Year Quarter, partially offset by interest expense of $1.2 million in the Prior Year Quarter for our March 2007 term loan facility, herein referred to as our Term Loan Facility, the outstanding balance for which was fully extinguished in May 2011 and for which there was no comparable expense in the Current Quarter. This net increase in interest expense, as described above, was partially offset by an increase of $0.7 million in our equity earnings on joint ventures driven by income from our MG Icon joint venture which owns the Material Girl and Truth or Dare brands.

Provision for Income Taxes.

The effective income tax rate for the Current Quarter is approximately 32.5% resulting in the $14.8 million income tax expense, as compared to an effective income tax rate of 31.9% in the Prior Year Quarter which resulted in the $16.5 million income tax expense.

Net Income.

Our net income was approximately $30.9 million in the Current Quarter, compared to net income of approximately $35.1 million in the Prior Year Quarter, as a result of the factors discussed above.

Liquidity and Capital Resources

Liquidity

Our principal capital requirements have been to fund acquisitions, working capital needs and, to a lesser extent, capital expenditures. We have historically relied on internally generated funds to finance our operations and our primary source of capital needs for acquisition has been the issuance of debt and equity securities. At March 31, 2012 and December 31, 2011, our cash totaled $189.5 million and $181.8 million, respectively, including short-term restricted cash of $26.9 million and $14.1 million, respectively.

In November 2011 we entered into the Revolver with several banks and other financial institutions which provides us a revolving line of credit in an aggregate principal amount of $150.0 million, with a $10.0 million sublimit for the issuance of letters of credit and a $10.0 million swingline facility. Further details of this Revolver can be found in Note 5 of Notes to Unaudited Condensed Consolidated Financial Statements.

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

Changes in Working Capital

At both March 31, 2012 and December 31, 2011 the working capital ratio (current assets to current liabilities) was 0.78 to 1. Commentary on components of our cash flows for the Current Quarter as compared to the Prior Year Quarter is set forth below:

Operating Activities

Net cash provided by operating activities decreased approximately $2.1 million, from $54.4 million in the Prior Year Quarter to $52.2 million in the Current Year Quarter. This net decrease in net cash provided by operating activities of approximately $2.1 million is primarily due to an decrease in net income of approximately $4.2 million from $35.1 million in the Prior Year Quarter to approximately $30.9 million in the Current Quarter for the reasons discussed above, as well as the following non-cash components to net income: (i) a decrease in deferred income taxes of approximately $3.7 million from $5.7 million in the Prior Year Quarter to $1.9 million in the Current Quarter; (ii) a decrease of $0.6 million in amortization expense related to the amortization of licensing agreements from certain prior period acquisitions which were fully amortized during the year ended December 31, 2011, and for which there is no comparable amortization expense in the Current Quarter; and (iii) an increase in our equity earnings on joint ventures of $0.7 million, primarily attributable to our MG Icon joint venture which owns our Material Girl and Truth or Dare brands. These decreases to net cash provided by operating activities were partially offset by $2.5 million in the amortization for the convertible notes discount in the Current Quarter related to our 2.50% Convertible Notes, which were issued in May 2011 and for which there is no comparable expense in the Prior Year Quarter, as well as an increase in aggregate net changes in operating assets and liabilities, net of business acquisitions, provided by operating activities of $3.5 million.

Investing Activities

Net cash used in investing activities in the Current Quarter decreased approximately $0.1 million, from $3.5 million in the Prior Year Quarter to $3.4 million in the Current Quarter. This decrease is primarily due to $1.5 million of cash received for our sale to Iconix Latin America of the Ed Hardy and Zoo York trademarks (see Note 3), as well as capital expenditures in the Prior Year Quarter related to the build-out of our corporate office as we closed office space from prior period acquisitions and incorporated employees working in satellite offices into our corporate offices. These items were partially offset by an increase of $2.8 million in the Current Quarter as compared to the Prior Year Quarter of aggregate net distributions to our equity partners in our consolidated joint ventures as compared to the Prior Year Quarter.

Financing Activities

Net cash used in financing activities decreased $19.5 million, from $73.5 million of net cash used in financing activities in the Prior Year Quarter to net cash used in financing activities of $54.0 million in the Current Quarter. The main driver of this net decrease of cash used in financing activities was as a result of a decrease in aggregate principal payments of $59.4 million, from $68.9 million in the Prior Year Quarter to $9.5 million in the Current Quarter, primarily related to a $60.0 million principal payment on our Term Loan Facility in March 2011, which was fully extinguished in May 2011 and for which there are no comparable principal payments in the Current Quarter. This was partially offset by shares repurchased on the open market for $35.7 million in the Current Quarter as part of a stock repurchase plan; there were no repurchases of shares on the open market in the Prior Year Quarter. Further, the change in our total restricted cash was approximately $5.6 million in the Current Quarter, as compared to $0.5 million in the Prior Year Quarter, primarily related to $2.2 million of cash collateral deposited into a restricted cash account during the Current Quarter for financing related to our Scion joint venture, as well as an increase in the Current Quarter as compared to the Prior Year Quarter, due to timing of collections, in our restricted cash collection account associated with the brands collateralized by our Asset-Backed Notes.

Other Matters

New Accounting Standards

In May 2011, FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 amends Topic 820 to provide common fair value measurement and disclosure requirements in U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) and International Financial Reporting Standards. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements, as well as providing guidance on how fair value should be applied where its use is already required or permitted by other standards within U.S. GAAP. ASU No. 2011-04 is to be applied prospectively, and early adoption is not permitted. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. The adoption of ASU No. 2011-04 has not had a material impact on our results of operations or our financial position.

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

Critical Accounting Policies

Several of our accounting policies involve management judgments and estimates that could be significant. The policies with the greatest potential effect on our consolidated results of operations and financial position include the estimate of reserves to provide for collectability of accounts receivable. We estimate the collectability considering historical, current and anticipated trends of our licensees related to deductions taken by customers and markdowns provided to retail customers to effectively flow goods through the retail channels, and the possibility of non-collection due to the financial position of our licensees’ and their retail customers. Due to our licensing model, we do not have any inventory risk and have reduced our operating risks, and can reasonably forecast revenues and plan expenditures based upon guaranteed royalty minimums and sales projections provided by our retail licensees.

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

Effective January 1, 2006, we adopted guidance under ASC Topic 718, “Compensation – Stock Compensation”, which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Under this guidance, using the modified prospective method, compensation expense is recognized for all share-based payments granted prior to, but not yet vested as of, January 1, 2006. Prior to the adoption of this guidance, we accounted for our stock-based compensation plans under the recognition and measurement principles of accounting principles board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, the compensation cost for stock options had been measured as the excess, if any, of the quoted market price of our common stock at the date of the grant over the amount the employee must pay to acquire the stock.

We account for income taxes in accordance with guidance under ASC Topic 740, “Income Taxes”. Under this guidance, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, management reviews both positive and negative evidence pursuant to the requirements of this guidance, including current and historical results of operations, the annual limitation on utilization of net operating loss carry forwards pursuant to Internal Revenue Code section 382, future income projections and the overall prospects of our business. Based upon management’s assessment of all available evidence, including our completed transition into a licensing business, estimates of future profitability based on projected royalty revenues from our licensees, and the overall prospects of our business, management concluded that it is more likely than not that the net deferred income tax asset will be realized.

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

Marketable securities, which are accounted for as available-for-sale, are stated at fair value in accordance with guidance under ASC Topic 320, “Debt and Equity Securities”, and consisted of auction rate securities. Temporary changes in fair market value are recorded as other comprehensive income or loss, whereas other than temporary markdowns were realized through our statement of operations. On January 1, 2008, we adopted guidance under ASC Topic 820, “Fair Value Measurements and Disclosures”, which establishes a framework for measuring fair value and requires expanded disclosures about fair value measurement. While this guidance does not require any new fair value measurements in its application to other accounting pronouncements, it does emphasize that a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We limit exposure to foreign currency fluctuations by requiring the majority of our licenses to be denominated in U.S. dollars. Our note receivable due from the purchasers of the Canadian trademark for Joe Boxer is denominated in Canadian dollars. If there were an adverse change in the exchange rate from Canadian dollars to U.S. dollars of less than 10%, the expected effect on net income would be immaterial. Certain other licenses are denominated in Japanese Yen and the Euro. To mitigate interest rate risks, we have, from time to time, purchased derivative financial instruments such as forward contracts to convert certain portions of our revenue and cash received in foreign currencies to fixed exchange rates. If there were an adverse change in the exchange rate from Japanese Yen to U.S. dollars or the Euro to U.S. dollars of 10%, the expected effect on net income would be immaterial.

We invested in certain auction rate securities, herein referred to as ARS. Beginning in the third quarter of 2007 and through March 31, 2012, our balance of ARS failed to auction due to sell orders exceeding buy orders, and the insurer of the ARS exercised its put option to replace the underlying securities of the ARS with its preferred securities. Further, although the ARS had paid cash dividends according to their stated terms, the payments of cash dividends ceased after July 31, 2009 and were only temporarily reinstated for the four week period from December 23, 2009 to January 15, 2010. The dividends would be resumed only if the board of directors of the insurer declared such cash dividends to be payable at a later date. No further dividends were received. In January 2010, we commenced a lawsuit against the broker-dealer of these ARS alleging, among other things, fraud, and seeking full recovery of the $13.0 million face value of the ARS, as well as legal costs and punitive damages. In November 2010, the insurer filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code. These funds will not be available to us unless we realize recovery through the bankruptcy process, settlement or legal judgment of the action brought against the broker-dealer. Due to the bankruptcy of the insurer of the ARS, which reduced the market value of its preferred securities to zero, we estimated the fair value of our ARS to be zero. We believe this cumulative decrease in fair value is permanent due to the aforementioned bankruptcy. The cumulative effect of the failure to auction since the third quarter of fiscal 2007 through the Current Quarter has resulted in pre-tax loss of $13.0 million which is reflected in the Consolidated Income Statement as a loss on marketable securities in the fourth quarter of 2010.

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

The principal executive officer and principal financial officer also conducted an evaluation of internal control over financial reporting, herein referred to as internal control, to determine whether any changes in internal control occurred during the three months ended March 31, 2012 that may have materially affected or which are reasonably likely to materially affect internal control. Based on that evaluation, there has been no change in the Company’s internal control during the three months ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control.

PART II. Other Information

Item 1. Legal Proceedings.

See Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1A. Risk Factors.

In addition to the risk factors disclosed in Part 1, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011, set forth below are certain factors that have affected, and in the future could affect, our operations or financial condition. We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could impact our operations. The risks described below and in our Annual Report on Form 10-K for the year ended December 31, 2011 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our financial condition and/or operating results.

Our existing and future debt obligations could impair our liquidity and financial condition, and in the event we are unable to meet our debt obligations we could lose title to our trademarks.

As of March 31, 2012, our unaudited condensed consolidated balance sheet reflects debt of approximately $631.3 million, including secured debt of $101.8 million ($37.3 million under Asset-Backed Notes issued by our subsidiary, IP Holdings, and $64.5 million under the Ecko Note), primarily all of which was incurred in connection with our acquisition activities. In accordance with ASC 820, our 1.875% Convertible Notes and our 2.50% Convertible Notes are included in our $631.3 million of consolidated debt at net debt carrying values of $283.6 million and $245.9 million, respectively; however, the principal amounts owed to the holders of our 1.875% Convertible Notes and our 2.50% Convertible Notes are $287.5 million (due June 30, 2012) and $300.0 million (due June 1, 2016), respectively. Also the Ecko Note, while consolidated on our balance sheet, is an obligation solely of the IPH Unltd joint venture, with no recourse to us beyond the Zoo York marks pledged as security thereunder by ZY Holdings. We may also assume or incur additional debt, including secured debt, in the future in connection with, or to fund, future acquisitions. Our debt obligations:

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

While we believe that by virtue of the cash on our balance sheet as of March 31, 2012, our ability to draw down additional funds under our Revolver and the guaranteed minimum and percentage royalty payments due to us under our licenses we will generate sufficient revenues from our licensing operations to satisfy our obligations for the foreseeable future, in the event that we were to fail in the future to make any required payment under agreements governing our indebtedness or fail to comply with the financial and operating covenants contained in those agreements, we would be in default regarding that indebtedness. A debt default could significantly diminish the market value and marketability of our common stock and could result in the acceleration of the payment obligations under all or a portion of our consolidated indebtedness.

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

Our licensees Wal-Mart, Target, Kmart/Sears and Kohl’s, were our four largest direct-to-retail licensees during the Current Quarter, representing approximately 20%, 12%, 6% and 5%, respectively, of our total revenue for such period, while Li & Fung USA was our largest wholesale licensee, representing approximately 5% of our total revenue for such period. Because we are dependent on these licensees for a significant portion of our licensing revenue, if any of them were to have financial difficulties affecting their ability to make payments, or if any of these licensees decides not to renew or extend any existing agreement with us, or to significantly reduce its sales of licensed products under any of the agreement(s), our revenue and cash flows could be reduced substantially.

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

As of March 31, 2012, goodwill represented approximately $223.3 million, or approximately 10% of our total consolidated assets, and trademarks and other intangible assets represented approximately $1,546.8 million, or approximately 72% of our total consolidated assets. Under current U.S. GAAP accounting standards, goodwill and indefinite life intangible assets, including some of our trademarks, are no longer amortized, but instead are subject to impairment evaluation based on related estimated fair values, with such testing to be done at least annually. While, to date, no impairment write-downs have been necessary, any write-down of goodwill or intangible assets resulting from future periodic evaluations would, as applicable, either decrease our net income or increase our net loss and those decreases or increases could be material.

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

In connection with the initial sale of our 1.875% Convertible Notes, we purchased the convertible note hedges for our 1.875% Convertible Notes, herein referred to as 1.875% Convertible Note Hedges, from affiliates of Merrill Lynch, Pierce, Fenner & Smith Incorporated and Lehman Brothers Inc (“1.875% Hedge Counterparties”). At such time, the hedging transactions were expected, but were not guaranteed, to eliminate the potential dilution upon conversion of the 1.875% Convertible Notes. Concurrently, we entered into warrant transactions with the 1.875% Hedge Counterparties, herein referred to as the 1.875% Sold Warrants. Further, in connection with the initial sale of our 2.50% Convertible Notes we purchased convertible note hedges, herein referred to as 2.50% Convertible Note Hedges, from affiliates of Barclays PLC and Goldman Sachs Inc. (“2.50% Hedge Counterparties”). At such time, the hedging transactions were expected, but were not guaranteed, to eliminate the potential dilution upon conversion of the 2.50% Convertible Notes. Concurrently, we entered into warrant transactions with the 2.50% Hedge Counterparties, herein referred to as the 2.50% Sold Warrants.

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

A portion of our revenue is attributable to activities in territories and countries outside of the United States by certain of our joint ventures and our licensees. The fact that some of our revenue and certain business operations of our joint ventures and certain licensees are conducted outside of the United States may expose them to several additional risks, including, but not limited to social, political, regulatory and economic conditions or in laws and policies governing foreign trade and investment in the territories and countries where our joint ventures or certain licensees currently have operations or will in the future operate. U.S. laws and regulations relating to investment and trade in foreign countries could also change to our detriment. Any of these factors could have a negative impact on the business and operations of our joint ventures and certain of our licensees operations, which could also adversely impact our results of operations. Increase of revenues generated in foreign markets may also increase our exposure to risks related to foreign currencies, such as fluctuations in currency exchange rates. In the past, we and our joint ventures have attempted to have contracts that relate to activities outside of the United States denominated in U.S. currency, however, we do not know to what extent we will be able to continue this as we increase our contracts with foreign licensees. In certain instances we have entered into foreign currency hedges to mitigate our risk related to fluctuations in our contracts denominated in foreign currencies; however, we cannot predict the effect that future exchange rate fluctuations will have on our operating results.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table represents information with respect to purchases of common stock made by the Company during the Current Quarter:

Month of purchase	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January 1 – January 31	-	$-	$550,854	$171,358,155
February 1 – February 29	-	$-	$800	$171,343,747
March 1 – March 31	11,982	$16.92	$1,500,000	$145,200,277

Total	11,982	$16.92	$2,051,654	$145,200,277

(1)

On October 27, 2011, the Company announced that the Board of Directors authorized the repurchase of up to $200 million of the Company’s common stock over a period ending October 31, 2015, herein referred to as the repurchase plan. This authorization replaces any prior plan or authorization. The repurchase plan does not obligate the Company to repurchase any specific number of shares and may be suspended at any time at management’s discretion. Amounts not purchased under the repurchase plan represent shares surrendered to the Company to pay withholding taxes due upon the vesting of restricted stock.

Item 6. Exhibits

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

Exhibit 3(iii)	Restated and Amended By-Laws of Iconix Brand Group, Inc. (1)

Exhibit 10.75	Employment Agreement dated March 5, 2012 between the Company and David Blumberg (2)

Exhibit 31.1	Certification of Chief Executive Officer Pursuant To Rule 13a-14 or 15d-14 of The Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Pursuant To Rule 13a-14 or 15d-14 of The Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document*

Exhibit 101.SCH	XBRL Schema Document*

Exhibit 101.CAL	XBRL Calculation Linkbase Document*

Exhibit 101.DEF	XBRL Definition Linkbase Document*

Exhibit 101.LAB	XBRL Label Linkbase Document*

Exhibit 101.PRE	XBRL Presentation Linkbase Document*

(1)	Filed with the Company’s Report on Form 8-K on February 8, 2012.
(2)	Filed with the Company’s Report on Form 8-K on March 9, 2012.

*	Filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Iconix Brand Group, Inc.
(Registrant)

Date: May 7, 2012	/s/ Neil Cole
Neil Cole
Chairman of the Board, President
and Chief Executive Officer
(on Behalf of the Registrant)

Date: May 7, 2012	/s/ Warren Clamen
Warren Clamen
Executive Vice President
and Chief Financial Officer