Form 10-Q
period 2012-06-30
ICONIX BRAND GROUP, INC.
filed 2012-08-06
CIK 857737

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2012

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

Common Stock, $.001 Par Value – 68,215,067 shares as of August 1, 2012.

INDEX

FORM 10-Q

Iconix Brand Group, Inc. and Subsidiaries

Part I. Financial Information

Item 1. Financial Statements

Iconix Brand Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except par value)

	June 30, 2012	December 31, 2011
	(unaudited)
Assets
Current Assets:
Cash (including restricted cash of $23,574 in 2012 and $14,071 in 2011)	$46,133	$181,788
Accounts receivable	73,845	79,669
Deferred income tax assets	2,114	2,114
Other assets – current	15,136	20,934

Total Current Assets	137,228	284,505

Property and equipment:
Furniture, fixtures and equipment	18,926	18,136
Less: Accumulated depreciation	(8,391)	(6,860)

	10,535	11,276

Other Assets:
Restricted cash	-	7,220
Other assets	28,424	34,186
Trademarks and other intangibles, net	1,543,636	1,550,996
Deferred financing costs, net	2,573	3,573
Investments and joint ventures	57,587	46,278
Goodwill	223,387	223,269

	1,855,607	1,865,522

Total Assets	$2,003,370	$2,161,303

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$19,036	$22,940
Deferred revenue	9,821	11,801
Current portion of long-term debt	40,209	322,423
Other liabilities – current	6,300	5,619

Total current liabilities	75,366	362,783

Deferred income tax liability	188,998	174,238
Long-term debt, less current maturities	450,713	310,966
Deferred revenue	5,067	5,897
Other liabilities	9,898	13,843

Total Liabilities	730,042	867,727

Commitments and contingencies

Stockholders’ Equity
Common stock, $.001 par value shares authorized 150,000; shares issued 75,660 and 75,393, respectively	76	75
Additional paid-in capital	809,730	802,194
Retained earnings	476,605	420,421
Accumulated other comprehensive loss	-	(483)
Less: Treasury stock – 7,976 and 2,708 shares at cost, respectively	(119,207)	(33,154)

Total Iconix Brand Group, Inc. Stockholders’ Equity	1,167,204	1,189,053

Non-controlling interest	106,124	104,523

Total Stockholders’ Equity	1,273,328	1,293,576

Total Liabilities and Stockholders’ Equity	$2,003,370	$2,161,303

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Income Statements

(in thousands, except earnings per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Licensing and other revenue	$93,646	$89,293	$182,097	$181,649

Selling, general and administrative expenses	34,641	31,662	65,540	63,667
Expenses related to specific litigation	-	45	-	92

Operating income	59,005	57,586	116,557	117,890

Other (income) expenses:
Interest expense	12,882	13,825	26,602	23,761
Interest and other income	(568)	(22,208)	(1,160)	(22,809)
Equity earnings on joint ventures	(1,460)	(2,517)	(2,758)	(3,138)

Other expenses - net	10,854	(10,900)	22,684	(2,186)

Income before income taxes	48,151	68,486	93,873	120,076

Provision for income taxes	16,178	23,640	31,021	40,104

Net income	$31,973	$44,846	$62,852	$79,972

Less: Net income attributable to non-controlling interest	$3,388	$3,303	$6,668	$6,997

Net income attributable to Iconix Brand Group, Inc.	$28,585	$41,543	$56,184	$72,975

Earnings per share:
Basic	$0.41	$0.57	$0.79	$1.00

Diluted	$0.40	$0.55	$0.76	$0.97

Weighted average number of common shares outstanding:
Basic	70,085	72,962	71,317	72,865

Diluted	72,216	75,423	73,534	75,396

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$31,973	$44,846	$62,852	$79,972
Other comprehensive income:
Change in fair value of cash flow hedge	-	(253)	483	-

Total other comprehensive income	-	(253)	483	-

Comprehensive income	$31,973	$44,593	$63,335	$79,972

Less: comprehensive income attributable to non-controlling interest	(3,388)	(3,303)	(6,668)	(6,997)

Comprehensive income attributable to Iconix Brand Group, Inc.	$28,585	$41,290	$56,667	$72,975

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

Six Months Ended June 30, 2012

(in thousands)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss (Gain)	Treasury Stock	Non-Controlling Interest	Total
Balance at January 1, 2012	75,393	$75	$802,194	$420,421	$(483)	$(33,154)	$104,523	$1,293,576
Shares issued on exercise of stock options	267	1	756	-	-	-	-	757
Tax benefit of stock option exercises	-	-	1,574	-	-	-	-	1,574
Compensation expense in connection with restricted stock and stock options	-	-	5,206	-	-	-	-	5,206
Cost of shares repurchased on vesting of restricted stock and exercise of stock options	-	-	-	-	-	(991)	-	(991)
Cost of shares repurchased on the open market	-	-	-	-	-	(85,062)	-	(85,062)
Comprehensive income	-	-	-	56,184	483	-	6,668	63,335
Distributions to joint venture partners		-	-	-	-	-	(6,167)	(6,167)
Non-controlling interest of acquired companies	-	-	-	-	-	-	1,100	1,100

Balance at June 30, 2012	75,660	$76	$809,730	$476,605	$-	$(119,207)	$106,124	$1,273,328

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended
	June 30, 2012	June 30, 2011
Cash flows from operating activities:
Net income	$62,852	$79,972
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation of property and equipment	1,531	1,203
Amortization of trademarks and other intangibles	2,765	3,639
Amortization of deferred financing costs	1,057	3,769
Amortization of convertible notes discount	14,094	8,868
Stock-based compensation expense	5,206	4,946
Gain on re-measurement of equity investment	-	(21,465)
Provision for doubtful accounts	1,400	883
Equity earnings on joint ventures	(2,758)	(3,138)
Deferred income tax provision	14,760	16,679

Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	4,424	(1,214)
Other assets—current	6,503	12,997
Other assets	7,547	14,075
Deferred revenue	(2,810)	4,216
Accounts payable and accrued expenses	(2,814)	(11,126)

Net cash provided by operating activities	113,757	114,304

Cash flows used in investing activities:
Purchases of property and equipment	(791)	(2,441)
Acquisition of interest in Hardy Way	-	(62,000)
Net distributions to equity partners	(4,865)	(3,855)
Additional investments in joint ventures	(3,771)	-
Earn-out payments on acquisitions	(6,854)	-
Sale of trademarks	4,490	-
Additions to trademarks	(504)	(76)

Net cash used in investing activities	(12,295)	(68,372)

Cash flows (used in) provided by financing activities:
Proceeds from long-term debt	150,000	292,500
Proceeds from sale of warrants	-	28,800
Purchase of convertible note hedges	-	(58,740)
Proceeds from exercise of stock options and warrants	757	1,519
Payment of long-term debt	(306,561)	(190,312)
Acquisition of interest in MG Icon	(4,000)	(4,000)
Excess tax benefit from share-based payment arrangements	1,574	910
Shares repurchased on open market	(85,062)	-
Deferred financing costs	(54)	(740)
Shares repurchased on vesting of restricted stock and stock option exercises	(991)	(2,447)
Restricted cash - current	(9,503)	(427)
Restricted cash – non-current	7,220	-

Net cash (used in) provided by financing activities	(246,620)	67,063

Net decrease in cash and cash equivalents	(145,158)	112,995
Cash and cash equivalents, beginning of period	167,717	118,635

Cash and cash equivalents, end of period	$22,559	$231,630
Balance of restricted cash - current	23,574	3,727

Total cash and cash equivalents including current restricted cash, end of period	$46,133	$235,357

Supplemental disclosure of cash flow information:

	Six Months Ended June 30,
	2012	2011
Cash paid during the period:
Income taxes	$6,406	$15,002

Interest	$10,728	$11,222

	Six Months Ended June 30,
	2012	2011
Acquisitions:
Common stock issued	$2,221	$3,210

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2012

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of Iconix Brand Group, Inc. (the “Company”, “we”, “us”, or “our”), all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months (“Current Quarter”) and six months (“Current Six Months) ended June 30, 2012 are not necessarily indicative of the results that may be expected for a full fiscal year.

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (“FY 2011”).

2. Trademarks and Other Intangibles, net

Trademarks and other intangibles, net consist of the following:

		June 30, 2012		December 31, 2011
(000’s omitted)	Estimated Lives in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Indefinite life trademarks and copyrights	Indefinite	$1,523,767	$-	$1,528,362	$-
Definite life trademarks	10-15	19,603	7,350	19,603	6,623
Non-compete agreements	2-15	10,475	10,475	10,475	10,325
Licensing agreements	1-9	32,428	24,812	32,428	22,924

		$1,586,273	$42,637	$1,590,868	$39,872

Amortization expense for intangible assets for the Current Quarter and for the three months ended June 30, 2011 (the “Prior Year Quarter”) was $1.3 million and $1.6 million, respectively. Amortization expense for intangible assets for the Current Six Months and for the six months ended June 30, 2011 (the “Prior Year Six Months”) was $2.8 million and $3.6 million, respectively. The trademarks of Candie’s, Bongo, Joe Boxer, Rampage, Mudd, London Fog, Mossimo, Ocean Pacific, Danskin, Rocawear, Cannon, Royal Velvet, Fieldcrest, Charisma, Starter, Waverly, Ecko, Zoo York, Peanuts, Ed Hardy and Sharper Image have been determined to have an indefinite useful life and accordingly, consistent with ASC Topic 350, no amortization has been recorded in the Company’s consolidated income statements. Instead, each of these intangible assets are tested for impairment at least annually on an individual basis as separate single units of accounting, with any related impairment charge recorded to the statement of operations at the time of determining such impairment. Consistent with ASC Topic 360, there was no impairment of the definite-lived trademarks in the Current Quarter or the Prior Year Quarter.

3. Acquisitions, Investments and Joint Ventures

Imaginative Brand Developers

In May 2012, the Company contributed substantially all rights to its wholly-owned and controlled brands in India to Imaginative Brand Developers Private Limited (“IBD”), a then newly formed subsidiary of the Company. Shortly thereafter, Reliance Brands Limited (“Reliance”), an affiliate of the Reliance Group, purchased a 50% interest in IBD for $6.0 million. Reliance paid $2.0 million upon the closing of the transaction and committed to pay an additional $4.0 million over the 48-month period following closing. As a result of this transaction, the Company recorded a gain of $5.6 million, which is included in licensing and other revenue in the Current Quarter. As of June 30, 2012, of the $4.0 million remaining due to the Company from Reliance, $1.0 million is included in other assets – current and $3.0 million is included in other assets on the unaudited condensed consolidated balance sheet. Additionally, pursuant to the terms of the transaction, the Company and Reliance each agreed to contribute 100 million rupees (approximately $2.0 million) to IBD as working capital, of which 25 million rupees (approximately $0.5 million) was contributed at closing with the balance to be contributed based on the capital requirements of IBD as agreed upon by the Company and Reliance.

At inception, the Company determined, in accordance with ASC 810, based on the corporate structure, voting rights and contributions of the Company and Reliance, that IBD is not a variable interest entity and not subject to consolidation. The Company has recorded its investment under the equity method of accounting.

Sharper Image

On October 26, 2011, the Company entered into an asset purchase agreement with Sharper Image Acquisition LLC, a Delaware limited liability company (Seller”), pursuant to which the Company purchased from Seller substantially all of its assets, including the Sharper Image trademark and other intellectual property rights related to the Sharper Image brand. The Company paid approximately $65.6 million to the Seller.

OP Japan

In November 2011, the Company contributed substantially all rights to the OP brand in Japan, Singapore, Malaysia, Indonesia and certain neighboring countries (the “OP Japan Territory”) to OP Japan Holdings Limited (“OP Japan”), a then newly formed subsidiary of the Company. Immediately following the formation of OP Japan, Itochu Corporation (“Itochu”) purchased a 45% non-controlling interest in OP Japan. In consideration for its 45% interest in OP Japan, Itochu paid approximately $7.4 million to the Company. As a result of this transaction, the Company recorded a net gain of approximately $5.6 million, representing the difference of the $7.4 million received from Itochu in consideration for its 45% interest and the cost basis of $1.8 million for the OP trademarks in the OP Japan Territory, which is included in licensing and other revenue in the Company’s consolidated income statement in FY 2011. In conjunction with this transaction, Itochu entered into a master license agreement with OP Japan for the exclusive rights to certain licenses whereby Itochu agrees to pay OP Japan guaranteed royalties of $2.0 million per year for a five year term. In addition, the purchase agreement for the transaction includes certain put” and call” rights pursuant to which , commencing on the first anniversary of the closing of the transaction, Itochu will have the right to purchase, or the Company will have the right to require Itochu to purchase, the Company’s 55% interest in OP Japan.

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

In March 2009, the Company, through its investment in Scion, effectively acquired a 16.6% interest in one of its licensees, Roc Apparel Group LLC (“RAG”) for $1. The Company has determined that this entity is a variable interest entity as defined by ASC Topic 810, however, the Company is not the primary beneficiary of this entity. The investment in this entity is accounted for under the cost method of accounting. As part of the transaction, the Company and its Scion partner each contributed approximately $2.1 million to Scion, totaling approximately $4.1 million, which was deposited as cash collateral under the terms of RAG’s financing agreements. In June 2010, approximately $3.3 million of the collateral was released to Scion and distributed to the Scion members equally; as of December 31, 2011 the remaining $0.8 million was included in short-term restricted cash on the Company’s consolidated balance sheet. In January 2012, the Company and its Scion partner each contributed $1.1 million, totaling $2.2 million, to Scion, which was deposited as additional cash collateral under the new terms of RAG’s financing agreements. The aggregate $3.0 million of cash collateral, which is owned by Scion, is included as short-term restricted cash in the Company’s unaudited condensed consolidated balance sheet as of June 30, 2012.

In May 2012, Scion, through a newly formed subsidiary, Scion BBC LLC, purchased a 50% interest in BBC Ice Cream, LLC, owner of the Billionaire Boys Club and Ice Cream brands for approximately $3.8 million. The purchase price for the transaction was funded by the Company through a cash contribution to Scion. In addition, pursuant to the terms of an amendment to the Scion operating agreement, signed in March 2012, the Company has agreed to commit an additional $6.3 million to Scion to fund investments and acquisitions mutually agreed upon by the Company and its Scion partner, Jay-Z.

In accordance with ASC Topic 810, the Company recognizes the non-controlling interest of Scion as equity in the consolidated financial statements and separate from the parent’s equity.

As of June 30, 2012 and December 31, 2011, the carrying value of the consolidated assets that are collateral for the variable interest entity’s obligations total $11.1 million and $11.6 million, respectively, which is comprised of the Artful Dodger trademark.

Iconix China

In September 2008, the Company and Novel Fashions Holdings Limited (Novel”) formed a joint venture (Iconix China”) to develop and market the Company’s brands in the People’s Republic of China, Hong Kong, Macau and Taiwan (the China Territory”). Pursuant to the terms of this transaction, the Company contributed to Iconix China substantially all rights to its brands in the China Territory and committed to contribute $5.0 million, and Novel committed to contribute $20 million to Iconix China. Upon closing of the transaction, the Company contributed $2.0 million and Novel contributed $8.0 million. In September 2009, the parties amended the terms of the transaction to eliminate the obligation of the Company to make any additional contributions and to reduce Novel’s remaining contribution commitment to $9.0 million, $4.0 million of which was contributed in July 2010, $3.0 million of which was contributed in May 2011, and $2.0 million of which was contributed in June 2012.

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

During FY 2011, the Company contributed to Iconix Latin America its share of the rights to revenues from IPH Unltd (see below) from the exploitation of the Ecko brands in the Latin America Territory. Also in FY 2011, the Company contributed to Iconix Latin America its rights to the Ed Hardy brands for the Latin America Territory. During the Current Six Months, the Company contributed to Iconix Latin America the rights to the Zoo York and Sharper Image brands for the Latin America Territory. In aggregate consideration for these contributions, New Brands agreed to pay an aggregate of approximately $5.7 million to the Company. As of June 30, 2012, the balance owed to the Company under this obligation is approximately $4.4 million, $1.1 million of which is included in other assets - current and $3.3 million of which is included in other assets on the Company’s unaudited condensed consolidated balance sheet. The Company has recorded the consideration associated with these transactions as other liabilities, which will be recognized over a period of three years.

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

Hardy Way

In May 2009, the Company acquired a 50% interest in Hardy Way, the owner of the Ed Hardy brands and trademarks, for $17.0 million, comprised of $9.0 million in cash and 588,688 shares of the Company’s common stock valued at $8.0 million as of the closing. In addition, the sellers of the 50% interest received an additional $1.0 million in shares of the Company’s common stock pursuant to an earn-out based on royalties received by Hardy Way for 2009.

On April 26, 2011, Hardy Way acquired substantially all of the licensing rights to the Ed Hardy brands and trademarks from its licensee, Nervous Tattoo, Inc. (“NT”) pursuant to an asset purchase agreement by and among Hardy Way, NT and Audigier Brand Management Group, LLC (“ABMG,” and together with NT, the “Sellers”). Immediately prior to the closing of the transactions contemplated by the asset purchase agreement, the Company contributed $62.0 million to Hardy Way, thereby increasing the Company’s ownership interests in Hardy Way from 50% to 85% of the outstanding membership interests. As a result of this transaction, the Company recorded a non-cash pre-tax re-measurement gain of approximately $21.5 million, representing the increase in fair value of its original 50% investment in Hardy Way. This re-measurement gain is included in interest and other income in the Prior Year Quarter. Hardy Way paid $55.0 million in cash for the assets described above. In addition, the Sellers were entitled to receive up to an additional $7.0 million in cash pursuant to an earn-out based on royalties received by Hardy Way through June 30, 2013, which Hardy Way prepaid to the Sellers in an escrow account. The Company has accounted for this contingent consideration in accordance with ASC Topic 805. As a result of this transaction, the Company recorded approximately $18.8 million of goodwill, which is deductable for tax purposes. Further, as part of this transaction, the Sellers, as a licensee of Hardy Way for various men’s and women’s apparel categories, prepaid royalties to Hardy Way in the amount of $7.0 million, representing guaranteed minimum royalties for two years.

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

On December 23, 2011, the Company entered into an agreement with NT to terminate the above mentioned license, and as such all prepaid royalties were recognized as earned and are included in the Company’s consolidated income statement. As part of this agreement, $2.0 million of the original $7.0 million contingent consideration was released back to the Company and the contingency provision relating to the remaining $5.0 million was amended and considered earned by NT. In accordance with ASC Topic 810, the $2.0 million of contingent consideration released back to the Company is included in the Company’s consolidated income statement. During the first quarter of 2012, the Company signed a new licensee to replace the core categories covered by the terminated NT license.

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

IPH Unltd

In October 2009, the Company consummated, through a newly formed subsidiary, IPH Unltd, a transaction with the sellers of the Ecko portfolio of brands, including Ecko and Zoo York (the “Ecko Assets”), pursuant to which the sellers sold and/or contributed the Ecko Assets to IPH Unltd in exchange for a 49% membership interest in IPH Unltd and $63.5 million in cash which had been contributed to IPH Unltd by the Company. As a result of this transaction, the Company owns a 51% controlling membership interest in IPH Unltd. In addition, as part of this transaction, IPH Unltd borrowed $90.0 million from a third party to repay certain indebtedness of the sellers.

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

As of June 30, 2012 and December 31, 2011, the carrying value of the consolidated assets that are collateral for the variable interest entity’s obligations total $184.0 million and $184.5 million, respectively, which is comprised primarily of trademarks and license agreements. The assets of the Company are not available to the variable interest entity’s creditors.

Iconix Europe

In December 2009, the Company contributed substantially all rights to its brands in the European Territory (defined as all member states and candidate states of the European Union and certain other European countries) to Iconix Europe LLC, a then newly formed wholly-owned subsidiary of the Company (“Iconix Europe”). Also in December 2009 and shortly after the formation of Iconix Europe, an investment group led by The Licensing Company and Albion Equity Partners LLC purchased a 50% interest in Iconix Europe through Brand Investments Vehicles Group 3 Limited (“BIV”), to assist the Company in developing, exploiting, marketing and licensing the Company’s brands in the European Territory. In consideration for its 50% interest in Iconix Europe, BIV agreed to pay $4.0 million, of which $3.0 million was paid upon closing of this transaction in December 2009 and the remaining $1.0 million of which was paid in January 2011. As a result of this transaction, the Company recognized a gain of approximately $7.0 million for 2009 which is included in licensing and other revenue on the consolidated income statement in 2009. Pursuant to the terms of the Iconix Europe operating agreement and subject to certain conditions, the Company is entitled to recognize a preferred profit distribution from Iconix Europe of at least $6.0 million, after which all profits and losses are recognized 50/50 in accordance with each principal’s membership interest percentage.

At inception, the Company determined, in accordance with ASC 810, based on the corporate structure, voting rights and contributions of the Company and BIV, that Iconix Europe is not a variable interest entity and not subject to consolidation. The Company has recorded its investment under the equity method of accounting.

MG Icon

In March 2010, the Company acquired a 50% interest in MG Icon, the owner of the Material Girl and Truth or Dare brands and trademarks and other rights associated with the artist, performer and celebrity known as “Madonna”, from Purim LLC (“Purim”) for $20.0 million, $4.0 million of which was paid at closing and another $8.0 million of which was paid through June 30, 2012. In connection with the launch of Truth or Dare brand and based on certain qualitative criteria, Purim is entitled to an additional $3.0 million, $1.0 million of which was paid in March 2012, with the remaining amount to be paid in $1.0 million installments in March 2013 and March 2014. In addition, Purim may be entitled to receive additional consideration based on certain qualitative criteria. As of June 30, 2012, of the remaining $10.0 million owed to Purim, $5.0 million is included in other current liabilities and $5.0 million is included in other liabilities on the Company’s unaudited condensed consolidated balance sheet.

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

Peanuts Holdings

On June 3, 2010 (the “Peanuts Closing Date”), the Company consummated an interest purchase agreement with United Feature Syndicate, Inc (“UFS”) and The E.W. Scripps Company (the “Parent”) (Parent and UFS, collectively, the “Sellers”), pursuant to which it purchased all of the issued and outstanding interests (“Interests”) of Peanuts Worldwide, a then newly formed Delaware limited liability company, to which, prior to the closing of this acquisition, copyrights and trademarks associated with the Peanuts characters and certain other assets were contributed by UFS. On the Peanuts Closing Date, the Company also assigned its right to buy all of the Interests to Peanuts Holdings, a newly formed Delaware limited liability company and joint venture owned 80% by Icon Entertainment LLC (“IE”), a wholly-owned subsidiary of the Company, and 20% by Beagle Scout LLC, a Delaware limited liability company (“Beagle”) owned by certain Schulz family trusts.

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

In connection with the Peanuts Operating Agreement, the Company through IE, loaned $17.5 million to Beagle (the “Beagle Note”), the proceeds of which were used to fund Beagle’s capital contribution to Peanuts Holdings in connection with the acquisition of Peanuts Worldwide. The Beagle Note bears interest at 6% per annum, with minimum principal payable in equal annual installments of approximately $2.2 million on June 3, with any remaining unpaid principal balance and accrued interest to be due on June 3, 2015, the Beagle Note maturity date. Principal may be prepaid at anytime. The Beagle Note is secured by the membership interest in Peanuts Holdings owned by Beagle. As of June 30, 2012, approximately $2.2 million current portion is included in other assets - current in the unaudited condensed consolidated balance sheet and the $7.7 million long term portion is included in other assets - non-current.

ASC Topic 810 affirms that consolidation is appropriate when one entity has a controlling financial interest in another entity. The Company owns an 80% membership interest in Peanuts Holdings, compared to the non-controlling owner’s 20% membership interest. As such, Peanuts Holdings is subject to consolidation with the Company, which is reflected in the Company’s unaudited condensed consolidated financial statements as of June 30, 2012.

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

To determine the fair value of certain financial instruments, the Company relies on Level 2 inputs generated by market transactions of similar instruments where available, and Level 3 inputs using an income approach when Level 1 and Level 2 inputs are not available. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and financial liabilities and their placement within the fair value hierarchy. The following table summarizes the instruments measured at fair value at June 30, 2012 and December 31, 2011:

June 30, 2012 (000’s omitted)	Level 1	Level 2	Level 3	Valuation Technique
Income Statement Hedge	$-	$-	$-	n/a

December 31, 2011 (000’s omitted)	Level 1	Level 2	Level 3	Valuation Technique
Income Statement Hedge	$-	$(483)	$-	(A)

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

As of June 30, 2012 and December 31, 2011, the Company held ARS with a face value of $13.0 million and a fair value of zero. There was no change in value during the Current Quarter or the Prior Year Quarter.

Hedge Instruments

On March 26, 2011, the Company purchased hedge instruments from JP Morgan Chase Bank N.A. (“JPMC”) to mitigate the income statement risk and cash flow risk of revenue and receivables from licenses denominated in Japanese Yen. These hedge instruments are foreign exchange forward contracts that set the foreign exchange rate from Japanese Yen to U.S. Dollars for the Company’s forecasted Japanese Yen denominated revenue (Income Statement Hedge”) and receivable (Balance Sheet Hedge”). Based on management’s assessment, the Income Statement Hedge qualifies for hedge accounting under ASC Topic 815. On a quarterly basis, the value of the Income Statement Hedge is adjusted to reflect its current fair value, with any adjustment flowing through other comprehensive income. The fair value of this instrument is obtained by comparing the characteristics of the Income Statement Hedge with similarly traded instruments, and is therefore classified as Level 2 in the fair value hierarchy. As of March 31, 2012, the Income Statement Hedge and the Balance Sheet hedge had expired by their respective terms, and the Company has no other hedge instruments other than the 2.50% Convertible Note Hedges (see Note 5).

Financial Instruments

As of June 30, 2012 and December 31, 2011, the fair values of cash and cash equivalents, receivables and accounts payable approximated their carrying values due to the short-term nature of these instruments. The fair value of the note receivable from New Brands (see Note 3) approximates its $4.4 million carrying value; the fair value of the note receivable due from the purchasers of the Canadian trademark for Joe Boxer approximates its $3.0 million carrying value; the fair value of the note payable to Purim LLC (see Note 3) approximates its $10.0 million carrying value; and the fair value of the Beagle Note (see Note 3) approximates its $9.9 million carrying value. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on broker quotes or quoted market prices or rates for the same or similar instruments, and the related carrying amounts are as follows:

(000’s omitted)	June 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$490,922	$532,069	$633,389	$679,755

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

5. Debt Arrangements

The Company’s net carrying amount of debt is comprised of the following:

	June 30,	December 31,
(000’s omitted)	2012	2011
2.50% Convertible Notes	$248,713	$243,164
Revolver	150,000	-
Ecko Note	62,000	67,000
Asset-Backed Notes	30,209	44,270
1.875% Convertible Notes	-	278,955

Total	$490,922	$633,389

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

As of June 30, 2012 and December 31, 2011, the amount of the 2.50% Convertible Notes accounted for as a liability was approximately $248.7 million and $243.2 million, respectively, and is reflected on the unaudited condensed consolidated balance sheet as follows:

	June 30,	December 31,
(000’s omitted)	2012	2011
Equity component carrying amount	$35,996	$35,996
Unamortized discount	51,287	56,836
Net debt carrying amount	248,713	243,164

For the Current Quarter and the Current Six Months, the Company recorded additional non-cash interest expense of approximately $2.5 million and $4.9 million, respectively, representing the difference between the stated interest rate on the 2.50% Convertible Notes and the rate for a similar instrument that does not have a conversion feature, as compared to $1.2 million in both the Prior Year Quarter and Prior Year Six Months.

For the Current Quarter and Current Six Months, cash interest expense relating to the 2.50% Convertible Notes was approximately $1.9 million and $3.8 million, respectively, as compared to $0.8 million in both the Prior Year Quarter and Prior Year Six Months.

The Convertible Notes do not provide for any financial covenants.

In connection with the sale of the 2.50% Convertible Notes, the Company entered into hedges for the 2.50% Convertible Notes (“2.50% Convertible Note Hedges”) with respect to its common stock with two entities (the “2.50% Counterparties”). Pursuant to the agreements governing these 2.50% Convertible Note Hedges, the Company purchased call options (the “2.50% Purchased Call Options”) from the 2.50% Counterparties covering up to approximately 9.8 million shares of the Company’s common stock. These 2.50% Convertible Note Hedges are designed to offset the Company’s exposure to potential dilution upon conversion of the 2.50% Convertible Notes in the event that the market value per share of the Company’s common stock at the time of exercise is greater than the strike price of the 2.50% Purchased Call Options (which strike price corresponds to the initial conversion price of the 2.50% Convertible Notes and is simultaneously subject to certain customary adjustments). On May 23, 2011, the Company paid an aggregate amount of approximately $58.7 million of the proceeds from the sale of the 2.50% Convertible Notes for the 2.50% Purchased Call Options, of which $20.6 million was included in the balance of deferred income tax assets at May 23, 2011 and is being recognized over the term of the 2.50% Convertible Notes. As of June 30, 2012, the balance of deferred income tax assets related to this transaction was approximately $16.1 million.

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

The Company has evaluated the impact of adopting guidance issued under ASC Topic 815 regarding embedded features as it relates to the 2.50% Sold Warrants, and has determined it had no impact on the Company’s results of operations and financial position through June 30, 2012, and will have no impact on the Company’s results of operations and financial position in future fiscal periods.

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

On June 28, 2012, the Company received $150.0 million in cash proceeds from the Revolver.

The Revolver contains certain financial and non-financial covenants relating to the Company and the Revolver Subsidiaries. The Revolver also contains certain events of default, including without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to indebtedness in excess of specified amounts, events of bankruptcy and insolvency, certain ERISA events, judgments in excess of specified amounts, impairments to guarantees and a change of control. All amounts outstanding under the Revolver will bear interest, at the Company’s option, at the Eurodollar (ie. LIBOR) or the Base Rate (i.e., greatest of (a) the prime rate, (b) the federal funds effective rate plus one half of 1% or (c) the one-month Eurodollar Rate plus 1%), plus an applicable margin of 3.25% and 2.25%, respectively. The applicable margin will increase from and after the first anniversary of the Revolver Closing Date until the date that is six months from such date, to 4.00% and 3.00%, respectively, and to 5.00% and 4.00%, respectively, thereafter. The unused balance of the Revolver bears interest at 0.5% per annum, herein referred to as the Commitment Fee. Costs of $2.3 million relating to the execution of the Revolver have been deferred and are being amortized over the life of the Revolver using the effective interest method.

The Commitment Fee for the Current Quarter was approximately $0.2 million, and is included in interest expense on the unaudited condensed consolidated income statement.

Ecko Note

In connection with the Ecko transaction, IPH Unltd issued a promissory note (“Ecko Note”) to a third party creditor (LF Centennial Limited, an affiliate of Li & Fung USA) for $90.0 million. IPH Unltd’s obligations under the Ecko Note are secured by the Ecko portfolio of trademarks and related intellectual property assets and the Zoo York trademarks and related intellectual property assets owned by ZY Holdings (see Note 3), and are further guaranteed personally by the minority owner of IPH Unltd, with no recourse to the Company other than the interest of ZY Holdings in the Zoo York trademarks and related intellectual property assets. Amounts outstanding under the Ecko Note bear interest at 7.50% per annum, with minimum principal payable in equal quarterly installments of $2.5 million, with any remaining unpaid principal balance and accrued interest to be due on June 30, 2014, the Ecko Note maturity date. The Ecko Note may be prepaid without penalty, and would be applied to the scheduled quarterly principal payments in the order of their maturity. On July 27, 2011, in connection with the Company’s purchase of the Zoo York trademark and related assets (see Note 3), IPH Unltd paid $3.0 million in principal to the holder of the Ecko Note. As of June 30, 2012, the total principal balance of the Ecko Note is $62.0 million, of which $10.0 million is included in the current portion of long-term debt on the unaudited condensed consolidated balance sheet.

Asset-Backed Notes

The financing for certain of the Company’s acquisitions has been accomplished through private placements by its subsidiary, IP Holdings LLC (“IP Holdings”) of asset-backed notes (“Asset-Backed Notes”) secured by intellectual property assets (trade names, trademarks, license agreements and payments and proceeds with respect thereto relating to the Candie’s, Bongo, Joe Boxer, Rampage, Mudd and London Fog brands) of IP Holdings. As of June 30, 2012, the balance of the Asset-Backed Notes was $30.2 million, all of which is included in the current portion of long-term debt on the Company’s unaudited condensed consolidated balance sheet.

Cash on hand in the bank account of IP Holdings is restricted at any point in time up to the amount of the next debt principal and interest payment required under the Asset-Backed Notes. Accordingly, $3.9 million and $3.8 million as of June 30, 2012 and December 31, 2011, respectively, are included as restricted cash within the Company’s current assets on the unaudited condensed consolidated balance sheets. Further, in connection with IP Holdings’ issuance of Asset-Backed Notes, a reserve account has been established and the funds on deposit in such account will be applied to future principal payments with respect to the Asset-Backed Notes. Accordingly, as of June 30, 2012 approximately $15.9 million has been classified as current and is included in restricted cash in the Company’s current assets on the Company’s unaudited condensed consolidated balance sheet. As of December 31, 2011, approximately $7.2 million of this reserve account was classified as non-current and disclosed as restricted cash within other assets on the Company’s consolidated balance sheet.

Interest rates and terms on the outstanding principal amount of the Asset-Backed Notes as of June 30, 2012 are as follows: $8.7 million principal amount bears interest at a fixed interest rate of 8.45%, $3.8 million principal amount bears interest at a fixed rate of 8.12%, and $17.7 million principal amount bears interest at a fixed rate of 8.99%. The Asset-Backed Notes have no financial covenants by which the Company or its subsidiaries need comply. The aggregate principal amount of the Asset-Backed Notes is required to be fully paid by February 22, 2013.

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

On June 29, 2012, the Company paid to Bank of New York Mellon, as trustee and under the terms of the 1.875% Convertible Notes indenture, for the benefit of the 1.875% Convertible Note holders and in full satisfaction of the Company’s obligation under the 1.875% Convertible Notes, $290.2 million, representing the total principal outstanding and accrued interest through June 30, 2012. No note holders elected for conversion of the 2.50% Convertible Notes to shares of the Company.

The 1.875% Convertible Notes bore interest at an annual rate of 1.875%, payable semi-annually in arrears on June 30 and December 31 of each year, beginning December 31, 2007. However, the Company recognized an effective interest rate of 7.85% on the carrying amount of the 1.875% Convertible Notes. The effective rate is based on the rate for a similar instrument that does not have a conversion feature. The 1.875% Convertible Notes were convertible into cash and, if applicable, shares of the Company’s common stock based on a conversion rate of 36.2845 shares of the Company’s common stock, subject to customary adjustments, per $1,000 principal amount of the 1.875% Convertible Notes (which was equal to an initial conversion price of approximately $27.56 per share) only under the following circumstances: (1) during any fiscal quarter beginning after September 30, 2007 (and only during such fiscal quarter), if the closing price of the Company’s common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter was more than 130% of the conversion price per share, which was $1,000 divided by the then applicable conversion rate; (2) during the five business day period immediately following any five consecutive trading day period in which the trading price per $1,000 principal amount of the 1.875% Convertible Notes for each day of that period was less than 98% of the product of (a) the closing price of the Company’s common stock for each day in that period and (b) the conversion rate per $1,000 principal amount of the 1.875% Convertible Notes; (3) if specified distributions to holders of the Company’s common stock were made, as set forth in the indenture governing the 1.875% Convertible Notes (“1.875% Indenture”); (4) if a “change of control” or other “fundamental change,” each as defined in the 1.875% Indenture, occurred; (5) if the Company chose to redeem the 1.875% Convertible Notes upon the occurrence of a “specified accounting change,” as defined in the 1.875% Indenture; and (6) during the last month prior to maturity of the 1.875% Convertible Notes. If the holders of the 1.875% Convertible Notes had exercised the conversion provisions under the circumstances set forth, the Company would have needed to remit the lower of the principal balance of the 1.875% Convertible Notes or their conversion value to the holders in cash. As such, the Company would have been required to classify the entire amount outstanding of the 1.875% Convertible Notes as a current liability in the Current Quarter. The evaluation of the classification of amounts outstanding associated with the 1.875% Convertible Notes occurred every quarter.

Pursuant to guidance issued under ASC Topic 815, the 1.875% Convertible Notes were accounted for as convertible debt in the accompanying consolidated balance sheet and the embedded conversion option in the 1.875% Convertible Notes was not accounted for as a separate derivative. For a discussion of the effects of the 1.875% Convertible Notes and the 1.875% Convertible Notes Hedges and the 1.875% Sold Warrants defined and discussed below on earnings per share, see Note 7.

For the Current Quarter and the Prior Year Quarter, the Company recorded additional non-cash interest expense of approximately $3.7 million and $3.6 million, respectively, representing the difference between the stated interest rate on the 1.875% Convertible Notes and the rate for a similar instrument that does not have a conversion feature. For the Current Six Months and the Prior Year Six Months, the Company recorded additional non-cash interest expense of approximately $8.0 million and $7.2 million, respectively, representing the difference between the stated interest rate on the 1.875% Convertible Notes and the rate for a similar instrument that does not have a conversion feature.

For each the Current Quarter and the Prior Year Quarter, cash interest expense relating to the 1.875% Convertible Notes was approximately $1.3 million. For each the Current Six Months and the Prior Year Six Months, cash interest expense relating to the 1.875% Convertible Notes was approximately $2.7 million.

The Convertible Notes did not provide for any financial covenants.

In connection with the sale of the 1.875% Convertible Notes, the Company entered into hedges for the 1.875% Convertible Notes (“1.875% Convertible Note Hedges”) with respect to its common stock with two entities, one of which was Lehman Brothers OTC Derivatives Inc. (“Lehman OTC” and together with the other counterparty, the “1.875% Counterparties”). Pursuant to the agreements governing these 1.875% Convertible Note Hedges, the Company purchased call options (the “1.875% Purchased Call Options”) from the 1.875% Counterparties covering up to approximately 10.4 million shares of the Company’s common stock of which 40% were purchased from Lehman OTC. These 1.875% Convertible Note Hedges were designed to offset the Company’s exposure to potential dilution upon conversion of the 1.875% Convertible Notes in the event that the market value per share of the Company’s common stock at the time of exercise is greater than the strike price of the 1.875% Purchased Call Options (which strike price corresponds to the initial conversion price of the 1.875% Convertible Notes and is simultaneously subject to certain customary adjustments). On June 20, 2007, the Company paid an aggregate amount of approximately $76.3 million of the proceeds from the sale of the 1.875% Convertible Notes for the 1.875% Purchased Call Options, of which $26.7 million was included in the balance of deferred income tax assets at June 30, 2007 and was recognized over the term of the 1.875% Convertible Notes. As of June 30, 2012, the balance of deferred income tax assets related to this transaction was zero.

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

The Company has evaluated the impact of adopting guidance issued under ASC Topic 815 regarding embedded features as it relates to the 1.875% Sold Warrants, and has determined it had no impact on the Company’s results of operations and financial position through June 30, 2012, and will have no impact on the Company’s results of operations and financial position in future fiscal periods.

As the 1.875% Convertible Note Hedge transactions and the warrant transactions were separate transactions entered into by the Company with the 1.875% Counterparties, they are not part of the terms of the 1.875% Convertible Notes and will not affect the holders’ rights under the 1.875% Convertible Notes. In addition, holders of the 1.875% Convertible Notes did not have any rights with respect to the 1.875% Purchased Call Options or the 1.875% Sold Warrants.

If the market value per share of the Company’s common stock at the time of conversion of the 1.875% Convertible Notes was above the strike price of the 1.875% Purchased Call Options, the 1.875% Purchased Call Options entitled the Company to receive from the 1.875% Counterparties net shares of the Company’s common stock, cash or a combination of shares of the Company’s common stock and cash, depending on the consideration paid on the underlying 1.875% Convertible Notes, based on the excess of the then current market price of the Company’s common stock over the strike price of the 1.875% Purchased Call Options. Additionally, if the market price of the Company’s common stock at the time of exercise of the 1.875% Sold Warrants exceeds the strike price of the 1.875% Sold Warrants, the Company will owe the 1.875% Counterparties net shares of the Company’s common stock or cash, not offset by the 1.875% Purchased Call Options, in an amount based on the excess of the then current market price of the Company’s common stock over the strike price of the 1.875% Sold Warrants.

These transactions generally had the effect of increasing the conversion price of the 1.875% Convertible Notes to $42.40 per share of the Company’s common stock, representing a 100% percent premium based on the last reported sale price of the Company’s common stock of $21.20 per share on June 14, 2007.

In connection with the warrant transactions with the 1.875% Counterparties, to the extent that the price of the Company’s common stock exceeds the strike price of the 1.875% Sold Warrants, the warrant transactions could have a dilutive effect on the Company’s earnings per share.

Debt Maturities

As of June 30, 2012, the Company’s debt maturities on a calendar year basis are as follows:

(000’s omitted)	Total	July 1 through December 31, 2012	2013	2014	2015	2016
2.50% Convertible Notes (1)	$248,713	$-	$-	$-	$-	$248,713
Revolver	150,000	-	150,000	-	-	-
Ecko Note	62,000	5,000	10,000	47,000	-	-
Asset-Backed Notes	30,209	19,407	10,802	-	-	-

Total	$490,922	$24,407	$170,802	$47,000	$-	$248,713

(1)

Reflects the net debt carrying amount of the 2.50% Convertible Notes in the consolidated balance sheet as of June 30, 2012, in accordance with accounting for convertible notes. The principal amount owed to the holders of the 2.50% Convertible Notes is $300.0 million.

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

During the Current Quarter, the Company’s Board of Directors approved and recommended to the Company’s stockholders an amended and restated 2009 Plan which, among other things, would increase the shares available under the 2009 Plan by an additional 4,000,000 shares to a total of 7,000,000 shares issuable under the 2009 Plan and to extend the 2009 Plan termination date through August 15, 2022. The amended and restated 2009 Plan is to be voted on by the Company’s shareholders at the annual meeting of stockholders on August 15, 2012.

Shares Reserved for Issuance

At June 30, 2012, 23,947 common shares were reserved for issuance under the 2009 Plan. At June 30, 2012 there were no common shares available for issuance under any previous Company plan.

Stock Repurchase Program

On October 27, 2011, the Company announced that its Board of Directors had authorized the repurchase of up to $200 million of the Company’s common stock over a period of approximately three years (the “Program”). The Program replaced any prior plan or authorization. The Program did not obligate the Company to repurchase any specific number of shares and could be suspended at any time at management’s discretion. During the Current Quarter, the Company repurchased 3,207,750 shares under the Program for approximately $50.0 million. During the Current Six Months, the Company repurchased 5,237,468 shares under the Program for approximately $85.1 million. No shares were repurchased by the Company under the Program or any prior plan during the Prior Year Six Months. As of June 30, 2012, $95.2 million remained available for repurchase under the Program.

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

Summaries of the Company’s stock options, warrants (other than warrants issued related to our 1.875% Convertible Notes and 2.50% Convertible Notes) and performance related options activity, and related information for the Current Quarter are as follows:

Options	Options	Weighted-Average Exercise Price
Outstanding at January 1, 2012	1,711,008	$5.42
Granted	-	-
Canceled	-	-
Exercised	(266,858)	2.84
Expired/Forfeited	-	-

Outstanding at June 30, 2012	1,444,150	$5.90

Exercisable at June 30, 2012	1,444,150	$5.90

There was no compensation expense related to stock option grants for the Current Six Months. Compensation expense related to stock option grants for the Prior Year Six Months was approximately $0.2 million.

Warrants

	Warrants	Weighted-Average Exercise Price
Outstanding at January 1, 2012	197,250	$19.39
Granted	-	-
Canceled	-	-
Exercised	-	-
Expired/Forfeited	-	-

Outstanding at June 30, 2012	197,250	$19.39

Exercisable at June 30, 2012	197,250	$19.39

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

The following tables summarize information about unvested restricted stock transactions:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested, January 1, 2012	2,937,255	$18.61
Granted	40,319	16.42
Vested	(71,954)	16.62
Forfeited/Canceled	-	-

Non-vested, June 30, 2012	2,905,620	$18.63

Compensation expense related to restricted stock grants for the Current Quarter and the Prior Year Quarter was approximately $2.6 million and $2.5 million, respectively. Compensation expense related to restricted stock grants for the Current Six Months and the Prior Year Six Months was approximately $5.2 million and $4.8 million, respectively. An additional amount of $12.1 million is expected to be expensed over a period of approximately four years. During the Current Quarter and the Prior Year Quarter, the Company withheld shares valued at $0.3 million, and $0.4 million, respectively, of its restricted common stock in connection with net share settlement of restricted stock grants and option exercises. During the Current Six Months and the Prior Year Six Months, the Company withheld shares valued at $0.4 million, and $2.2 million, respectively, of its restricted common stock in connection with net share settlement of restricted stock grants and option exercises.

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

As of June 30, 2012, of the total potentially dilutive shares related to restricted stock-based awards, stock options and warrants, approximately 0.1 million were anti-dilutive, compared to none as of June 30, 2011.

As of June 30, 2012, none of the performance related restricted stock-based awards issued in connection with the Company’s employment agreement with its chairman, chief executive officer and president were anti-dilutive.

Warrants issued in connection with the Company’s 2.50% Convertible Notes financing and 1.875% Convertible Notes financing were anti-dilutive and therefore not included in this calculation. Portions of the 2.50% Convertible Notes and 1.875% Convertible Notes that would be subject to conversion to common stock were anti-dilutive as of June 30, 2012 and therefore not included in this calculation.

A reconciliation of weighted average shares used in calculating basic and diluted earnings per share follows:

(000’s omitted)	For the Three Months Ended June 30, (unaudited)		For the Six Months Ended June 30, (unaudited)
	2012	2011	2012	2011
Basic	70,085	72,962	71,317	72,865
Effect of exercise of stock options	933	1,172	971	1,222
Effect of contingent common stock issuance	-	-	72	72
Effect of assumed vesting of restricted stock	1,198	1,289	1,174	1,237

Diluted	72,216	75,423	73,534	75,396

8. Expenses Related to Specific Litigation

Expenses related to specific litigation consist of legal expenses and costs related to the Unzipped litigation (See Note 9). For the Prior Year Quarter and Prior Year Six Months, the Company recorded an expense related to specific litigation of less than $0.1 million. There was no such expense in the Current Quarter or Current Six Months.

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

10. Related Party Transactions

The Candie’s Foundation

The Candie’s Foundation, a charitable foundation founded by Neil Cole for the purpose of raising national awareness about the consequences of teenage pregnancy, owed the Company $0.4 million and $0.7 million at June 30, 2012 and December 31, 2011, respectively. The Candie’s Foundation intends to pay-off the entire borrowing from the Company during 2012, although additional advances will be made as and when necessary.

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

The net revenues by type of license and information by geographic region are as follows:

(000’s omitted)	For the three months ended June 30, (unaudited)		For the six months ended June 30, (unaudited)
	2012	2011	2012	2011
Revenues by product line:
Direct-to-retail license	$43,147	$38,537	$85,620	$81,154
Wholesale license	38,737	46,569	79,517	91,665
Entertainment and other	11,762	4,187	16,960	8,830

	$93,646	$89,293	$182,097	$181,649

Revenues by geographic region:
United States	$71,782	$73,783	$145,596	$149,693
Other(1)	21,864	15,510	36,501	31,956

	$93,646	$89,293	$182,097	$181,649

(1)	No single country represented 10% of the Company’s revenues in the periods presented in this table.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary. We are a brand management company engaged in licensing, marketing and providing trend direction for a diversified and growing consumer brand portfolio. Our brands are sold across every major segment of retail distribution, from luxury to mass. As of June 30, 2012, we owned the following iconic consumer brands: Candie’s, Bongo, Badgley Mischka, Joe Boxer, Rampage, Mudd, London Fog, Mossimo, Ocean Pacific/OP, Danskin/Danskin Now, Rocawear, Cannon, Royal Velvet, Fieldcrest, Charisma, Starter, Waverly, Zoo York and Sharper Image. In addition, Scion LLC, a joint venture in which we have a 50% controlling investment, owns the Artful Dodger brand and has investments in the BBC and Ice Cream brands; Hardy Way, a joint venture in which we have an 85% controlling investment, owns the Ed Hardy brands (see Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements); IPH Unltd, a joint venture in which we have a 51% controlling investment, owns the Ecko brands; MG Icon, a joint venture in which we have a 50% investment, owns the Material Girl and Truth or Dare brands; Peanuts Holdings, a joint venture in which we have an 80% controlling investment, owns, through its wholly-owned subsidiary Peanuts Worldwide, the Peanuts brands and characters; and OP Japan, a joint venture in which we have a 55% controlling investment, owns the Ocean Pacific/OP brands for a territory including Japan, Singapore, Malaysia, and Indonesia. We license our brands worldwide through over 1,000 direct-to-retail and wholesale licenses for use across a wide range of product categories, including sportswear, fashion accessories, footwear, entertainment, home products and décor, and beauty and fragrance. Our business model allows us to focus on our core competencies of marketing and managing brands without many of the risks and investment requirements associated with a more traditional operating company.

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

Highlights of the Current Quarter

•	Licensing and other revenue increased 5% over the Prior Year Quarter

•	Completed the formation our new joint venture in India

•	Payoff of the total outstanding principal and accrued interest for our 1.875% Convertible Notes

•	Continuation of share repurchases under our stock repurchase plan

Results of Operations

The Current Quarter compared to the Prior Year Quarter

Licensing and Other Revenue. Licensing and other revenue for the Current Quarter totaled $93.6 million, a 5% increase as compared to $89.3 million for the Prior Year Quarter. Licensing and other revenue for the Current Quarter includes approximately $5.6 million related to the completion of our new joint venture in India, IBD.

After excluding revenue in the Current Quarter totaling $9.3 million for which there is no comparable revenue in the Prior Year Quarter (ie. Ed Hardy, which was consolidated beginning April 2011; Sharper Image, acquired November 2011; and the IBD transaction in May 2012 – see Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements for descriptions of these transactions), comparable revenue decreased approximately $4.9 million. This decrease in comparable revenue was primarily related to the transition of the Royal Velvet brand to a new direct-to-retail license with J.C. Penney Company, Inc. as well as weakness in our men’s business related to Rocawear, Ed Hardy (which includes the comparable months of May and June) and Ecko (mainly related to the footwear business). This aggregate decrease was partially offset by an increase revenues from our Walmart brands in the Current Quarter as compared to the Prior Year Quarter.

Operating Expenses. Selling, general and administrative expenses, herein referred to as SG&A, totaled $34.6 million for the Current Quarter compared to $31.7 million for the Prior Year Quarter. After excluding SG&A totaling $0.7 million in the Current Quarter for which there is no comparable SG&A in the Prior Year Quarter (ie. Ed Hardy, which was consolidated beginning April 2011; and Sharper Image, acquired November 2011), comparable SG&A increased approximately $2.3 million. This increase in comparable SG&A was primarily driven by (i) an increase of $1.2 million in royalties and agents fees associated with the increase in revenue from our Peanuts brands and (ii) an increase of $0.7 million in bad debt expense due to an increase in our allowance for doubtful accounts related to weakness in our men’s brands.

Operating Income. Operating income for the Current Quarter increased to $59.0 million, or approximately 63% of total revenue, compared to $57.6 million or approximately 65% of total revenue in the Prior Year Quarter.

Other Expenses – Net.     Other expenses – net changed by $21.8 million from approximately $10.9 million of other income - net in the Prior Year Quarter to approximately $10.9 million of other expenses – net in the Current Quarter. This change is primarily due to a non-cash re-measurement gain of $21.5 million in the Prior Year Quarter related to the Ed Hardy transaction in April 2011 which is included in interest and other income, for which there is no comparable gain in the Current Quarter. Interest expense decreased approximately $0.9 million from $13.8 million in the Prior Year Quarter to $12.9 million in the Current Quarter, primarily due to $3.6 million in interest related to our term loan facility in the Prior Year Quarter for which there is no comparable expense in the Current Quarter as well as a lower average debt balance for our Ecko Note and Asset-Backed Notes in the Current Quarter as compared to the Prior Year Quarter, offset by a full quarter of interest expense related to our 2.50% Convertible Notes in the Current Quarter ($4.4 million) as compared to the Prior Year Quarter ($1.2 million) in which the 2.50% Convertible Notes were outstanding only for the month of June. Our equity earnings on joint ventures decreased approximately $1.0 million from $2.5 million to $1.5 million primarily due to weakness in our Iconix Europe joint venture, offset by an increase in earnings from our MG Icon joint venture.

Provision for Income Taxes. The effective income tax rate for the Current Quarter is approximately 33.6% resulting in the $16.2 million income tax expense, as compared to an effective income tax rate of 34.5% in the Prior Year Quarter which resulted in the $23.6 million income tax expense. The decrease in our effective tax rate primarily relates to the non-cash re-measurement gain for the Ed Hardy transaction in the Prior Year Quarter for which there was no comparable gain in the Current Quarter.

Net Income. Our net income was approximately $32.0 million in the Current Quarter, compared to net income of approximately $44.8 million in the Prior Year Quarter, as a result of the factors discussed above.

The Current Six Months compared to the Prior Year Six Months

Licensing and Other Revenue. Licensing and other revenue for the Current Six Months totaled $182.1 million compared to $181.6 million for the Prior Year Quarter. After excluding revenue in the Current Six Months totaling $15.0 million for which there is no comparable revenue in the Prior Year Six Months (ie. Ed Hardy, which was consolidated beginning April 2011; Sharper Image, acquired November 2011; and the IBD transaction in May 2012– see Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements for descriptions of these transactions), comparable revenue decreased approximately $14.6 million. This decrease in comparable revenue was primarily related to the following: (i) the transition of the Royal Velvet brand to a new direct-to-retail license with J.C. Penney Company, Inc., and (ii) weak sales from our men’s brands, specifically Rocawear, Ecko (mainly related to the footwear business) and Ed Hardy (which includes the comparable months of May and June).

Operating Expenses. Selling, general and administrative expenses, herein referred to as SG&A, totaled $65.5 million for the Current Six Months compared to $63.7 million for the Prior Year Six Months. After excluding SG&A of approximately $1.5 million in the Current Six Months for which there is no comparable SG&A in the Prior Year Quarter (ie. Ed Hardy, which was consolidated beginning April 2011; and Sharper Image, acquired November 2011), comparable SG&A increased approximately $0.4 million. For the Current Six Months there was an increase of $1.8 million in royalties and agents fees associated with the increase in revenue from our Peanuts brands, partially offset by a decrease in advertising expense of $1.8 million primarily related to the timing of certain initiatives.

Operating Income. Operating income for the Current Six Months decreased to $116.6 million, or approximately 64% of total revenue, compared to $117.9 million or approximately 65% of total revenue in the Prior Year Quarter.

Other Expenses – Net.     Other expenses – net changed by $24.9 million from approximately $2.2 million of other income - net in the Prior Year Six Months to approximately $22.7 million of other expenses – net in the Current Six Months. This change is primarily due to a non-cash re-measurement gain of $21.5 million in the Prior Year Six Months related to the Ed Hardy transaction in April 2011 which is included in interest and other income, for which there is no comparable gain in the Current Six Months. Interest expense increased approximately $2.8 million from $23.8 million in the Prior Year Six Months to $26.6 million in the Current Six Months, primarily due to a full six months of interest expense related to our 2.50% Convertible Notes in the Current Six Months ($8.7 million) as compared to the Prior Year Six Months ($1.2 million) in which the 2.50% Convertible Notes were outstanding only for the month of June, partially offset by $5.2 million in interest related to our term loan facility in the Prior Year Six Months for which there is no comparable expense in the Current Six Months as well as a lower average debt balance for our Ecko Note and Asset-Backed Notes in the Current Quarter as compared to the Prior Year Quarter. Our equity earnings on joint ventures decreased approximately $0.4 million from $3.1 million to $2.8 million primarily due to weakness in our Iconix Europe joint venture, offset by an increase in earnings from our MG Icon joint venture.

Provision for Income Taxes. The effective income tax rate for the Current Six Months is approximately 33.0% resulting in the $31.0 million income tax expense, as compared to an effective income tax rate of 33.4% in the Prior Year Six Months which resulted in the $40.1 million income tax expense. The decrease in our effective tax rate primarily relates to the non-cash re-measurement gain for the Ed Hardy transaction in the Prior Year Six Months for which there was no comparable gain in the Current Six Months.

Net Income. Our net income was approximately $62.9 million in the Current Six Months, compared to net income of approximately $80.0 million in the Prior Year Six Months, as a result of the factors discussed above.

Liquidity and Capital Resources

Liquidity

Our principal capital requirements have been to fund acquisitions, working capital needs and, to a lesser extent, share repurchases and capital expenditures. We have historically relied on internally generated funds to finance our operations and our primary source of capital needs for acquisition has been the issuance of debt and equity securities. At June 30, 2012 and December 31, 2011, our cash totaled $46.1 million and $181.8 million, respectively, including short-term restricted cash of $23.6 million and $14.1 million, respectively.

In November 2011 we entered into the Revolver with several banks and other financial institutions which provides us a revolving line of credit in an aggregate principal amount of $150.0 million, with a $10.0 million sublimit for the issuance of letters of credit and a $10.0 million swingline facility. On June 28, 2012, we received $150.0 million in cash proceeds from the Revolver. Further details of this Revolver can be found in Note 5 of Notes to Unaudited Condensed Consolidated Financial Statements.

On June 29, 2012, we paid to an aggregate amount of $290.2 million in full satisfaction of the Company’s obligations under the 1.875% Convertible Notes. The 1.875% Convertible Notes were repaid at par ($287.5 million) plus accrued interest from January 1, 2012 through June 30, 2012. We repaid the 1.875% Convertible Notes through a combination of cash on our balance sheet and the aforementioned $150.0 million in cash proceeds from the Revolver.

We believe that cash from future operations and our currently available cash will be sufficient to satisfy our anticipated working capital requirements for the foreseeable future. We intend to continue financing future brand acquisitions through a combination of cash from operations, bank financing and the issuance of additional equity and/or debt securities. See Note 5 of Notes to Unaudited Condensed Consolidated Financial Statements for a description of certain prior financings consummated by us.

Changes in Working Capital

At June 30, 2012 and December 31, 2011 the working capital ratio (current assets to current liabilities) was 1.82 to 1 and 0.78 to 1, respectively. Commentary on components of our cash flows for the Current Six Months as compared to the Prior Year Six Months is set forth below:

Operating Activities

Net cash provided by operating activities decreased approximately $0.5 million, from $114.3 million in the Prior Year Six Months to $113.8 million in the Current Six Months. This net decrease can be attributed to a variety of factors. After excluding the non-cash re-measurement gain, net of tax, associated with the Ed Hardy transaction in April 2011 (see Note 3 to Unaudited Condensed Consolidated Financial Statements) for which there is no comparable transaction in the Current Six Months, net income decreased approximately $3.3 million. Further, non-cash amortization expense related to deferred financing costs decreased $2.7 million due to the acceleration of deferred financing costs related to the early extinguishment of our term loan facility in the Prior Year Six Months for which there is no comparable charge in the Current Six Months. Additionally, non-cash amortization expense for certain definite-lived intangibles decreased by a net amount of $0.9 million as the useful life of certain licensing agreements, non-compete agreements and domain names associated with prior period acquisitions have been fully amortized as of the end of FY 2011, partially offset by the increase of amortization expense related to licensing agreements related to the Ed Hardy (April 2011) and Sharper Image (November 2011) transactions for which there is no comparable amortization in the Current Six Months. The aggregate of the aforementioned items were partially offset by an increase of $5.2 million in non-cash amortization expense related to our convertible notes primarily related to our 2.50% Convertible Notes, which were outstanding for only one month in the Prior Year Six Months as compared to a full period for the Current Six Months.

Investing Activities

Net cash used in investing activities in the Current Six Months decreased approximately $56.1 million, from $68.4 million in the Prior Year Quarter to $12.3 million in the Current Six Months. This decrease is primarily due to $62.0 million paid in April 2011 to increase its ownership of the Ed Hardy brands from 50% to 85% and acquire substantially all of the licensing rights to the Ed Hardy brands and trademarks from its licensee, as well as $4.5 million in proceeds from the sale of trademarks in the Current Six Months for the Iconix Latin America and IBD transactions (described in Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements), for which there were no comparable transactions in the Prior Year Six Months. This was partially offset by additional investments aggregating $6.9 million in our Iconix Latin America and Scion joint ventures in the Current Six Months (see Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements), and earn-out payments on acquisitions totaling $3.8 million primarily related to the launches of the Material Girl fragrance and the new Truth or Dare brand.

Financing Activities

Net cash used in financing activities increased by $313.7 million, from $67.1 million of net cash provided by financing activities in the Prior Year Six Months to net cash used in financing activities of $246.6 million in the Current Six Months. The main drivers of this net increase of cash used in financing activities was as follows: (i) a decrease in proceeds from long-term debt of $142.5 million, from $292.5 million in the Prior Year Six Months related to the issuance of our 2.50% Convertible Notes in June 2011 as compared to $150.0 million in the Current Six Months related to our proceeds from the Revolver in June 2012; (ii) an increase in aggregate principal payments of $116.2 million, from $190.3 million in the Prior Year Six Months to $306.6 million in the Current Six Months, primarily related to a principal payment of $287.5 million in June 2012 for the retirement of our 1.875% Convertible Notes, as compared to aggregate principal payments of $172.6 million for our term loan facility which was fully extinguished in May 2011; and (iii) shares repurchased on the open market for $85.1 million in the Current Six Months as part of our stock repurchase plan. There were no repurchases of shares on the open market in the Prior Year Six Months. The aggregate of the aforementioned drivers of this net increase of cash used in financing activities was partially offset by net cash paid of $29.9 million in the Prior Year Six Months from the sale of the 2.50% Sold Warrants and purchase of the 2.50% Convertible Note Hedges related to the 2.50% Convertible Notes issuance in June 2012, for which there were no comparable transactions in the Current Six Months.

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

In September 2011, the FASB issued ASU 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” ASU 2011-08 simplifies how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of ASU No. 2011-08 is not expected to have a material impact on our results of operations or our financial position.

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

We invested in certain auction rate securities, herein referred to as ARS. Beginning in the third quarter of 2007 and through June 30, 2012, our balance of ARS failed to auction due to sell orders exceeding buy orders, and the insurer of the ARS exercised its put option to replace the underlying securities of the ARS with its preferred securities. Further, although the ARS had paid cash dividends according to their stated terms, the payments of cash dividends ceased after July 31, 2009 and were only temporarily reinstated for the four week period from December 23, 2009 to January 15, 2010. The dividends would be resumed only if the board of directors of the insurer declared such cash dividends to be payable at a later date. No further dividends were received. In January 2010, we commenced a lawsuit against the broker-dealer of these ARS (“ARS Lawsuit”) alleging, among other things, fraud, and seeking full recovery of the $13.0 million face value of the ARS, as well as legal costs and punitive damages. On June 4, 2012 the ARS Lawsuit was dismissed by the United States District Court for Southern District of New York. The Company intends to appeal the decision of the District Court with the Second Circuit Court of Appeals. In November 2010, the insurer filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code. These funds will not be available to us unless we realize recovery through the bankruptcy process, settlement or legal judgment of the action brought against the broker-dealer. Due to the bankruptcy of the insurer of the ARS, which reduced the market value of its preferred securities to zero, we estimated the fair value of our ARS to be zero. We believe this cumulative decrease in fair value is permanent due to the aforementioned bankruptcy. The cumulative effect of the failure to auction since the third quarter of fiscal 2007 through the Current Quarter has resulted in pre-tax loss of $13.0 million which was reflected in the Consolidated Income Statement as a loss on marketable securities in the fourth quarter of 2010.

Moreover, in connection with the warrant transactions with the counterparties related to our 1.875% Convertible Notes and our 2.50% Convertible Notes, to the extent that the price of our common stock exceeds the strike price of the warrants, the warrant transactions could have a dilutive effect on our earnings per share.

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

The principal executive officer and principal financial officer also conducted an evaluation of internal control over financial reporting, herein referred to as internal control, to determine whether any changes in internal control occurred during the three months ended June 30, 2012 that may have materially affected or which are reasonably likely to materially affect internal control. Based on that evaluation, there has been no change in the Company’s internal control during the three months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control.

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

As of June 30, 2012, our unaudited condensed consolidated balance sheet reflects debt of approximately $490.9 million, including secured debt of $242.2 million ($150.0 million under our Revolver, $30.2 million under Asset-Backed Notes issued by our subsidiary, IP Holdings, and $62.0 million under the Ecko Note), primarily all of which was incurred in connection with our acquisition activities or in the repayment of debt incurred in connection with such acquisition activities. In accordance with ASC 820, our 2.50% Convertible Notes are included in our $490.9 million of consolidated debt at a net debt carrying value of $248.7 million; however, the principal amount owed to the holders of our 2.50% Convertible Notes is $300.0 million (due June 1, 2016). Also the Ecko Note, while consolidated on our balance sheet, is an obligation solely of the IPH Unltd joint venture, with no recourse to us beyond the Zoo York marks pledged as security thereunder by ZY Holdings. We may also assume or incur additional debt, including secured debt, in the future in connection with, or to fund, future acquisitions. Our debt obligations:

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

While we believe that by virtue of the cash on our balance sheet as of June 30, 2012 and the guaranteed minimum and percentage royalty payments due to us under our licenses we will generate sufficient cash from our licensing operations to satisfy our obligations for the foreseeable future, in the event that we were to fail in the future to make any required payment under agreements governing our indebtedness or fail to comply with the financial and operating covenants contained in those agreements, we would be in default regarding that indebtedness. A debt default could significantly diminish the market value and marketability of our common stock and could result in the acceleration of the payment obligations under all or a portion of our consolidated indebtedness.

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

We may face increasing competition for direct-to-retail licenses as other companies owning established brands may decide to enter into licensing arrangements with retailers similar to the ones we currently have in place. Furthermore, our current or potential direct-to-retail licensees may decide to develop or purchase brands rather than renew or enter into license agreements with us. In addition, this increased competition could result in lower sales of products offered by our direct-to-retail licensees under our brands. We also compete with traditional apparel and consumer brand companies, other brand management companies and private equity groups for brand acquisitions. If our competition for retail licenses and brand acquisitions increases, it may take us longer to procure additional retail licenses and/or acquire additional brands, which could slow our growth rate.

A substantial portion of our licensing revenue is concentrated with a limited number of licensees such that the loss of any of such licensees could decrease our revenue and impair our cash flows.

Our licensees Wal-Mart, Target, Kmart/Sears and Kohl’s, were our four largest direct-to-retail licensees during the Current Six Months, representing approximately 21%, 9%, 6% and 5%, respectively, of our total revenue for such period, while Li & Fung USA (including its affiliates) was our largest wholesale licensee, representing approximately 5% of our total revenue for such period. Because we are dependent on these licensees for a significant portion of our licensing revenue, if any of them were to have financial difficulties affecting their ability to make payments, or if any of these licensees decides not to renew or extend any existing agreement with us, or to significantly reduce its sales of licensed products under any of the agreement(s), our revenue and cash flows could be reduced substantially.

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

As of June 30, 2012, goodwill represented approximately $223.4 million, or approximately 11% of our total consolidated assets, and trademarks and other intangible assets represented approximately $1,543.6 million, or approximately 77% of our total consolidated assets. Under current U.S. GAAP accounting standards, goodwill and indefinite life intangible assets, including most of our trademarks, are no longer amortized, but instead are subject to impairment evaluation based on related estimated fair values, with such testing to be done at least annually. While, to date, no impairment write-downs have been necessary, any write-down of goodwill or intangible assets resulting from future periodic evaluations would, as applicable, either decrease our net income or increase our net loss and those decreases or increases could be material.

We may not be able to pay the cash portion of the conversion price upon any conversion of the principal amounts of each of our tranches of convertible notes, which would constitute an event of default with respect to each such notes, respectively and could also constitute a default under the terms of our other debt.

We may not have sufficient cash to pay, or may not be permitted to pay, the cash portion of the consideration that we will be required to pay when our 2.50% Convertible Notes become due in June 2016. Upon conversion of our 2.50% Convertible Notes, we will be required to pay to the holder of such notes a cash payment equal to the par value of the convertible notes. This part of the payment must be made in cash, not in shares of our common stock. As a result, we will be required to pay a minimum of $300.0 million in cash to holders of the 2.50% Convertible Notes upon its conversion.

If we do not have sufficient cash on hand at the time of conversion, we may have to raise funds through debt or equity financing. Our ability to raise such financing will depend on prevailing market conditions. Further, we may not be able to raise such financing within the period required to satisfy our obligation to make timely payment upon any conversion. In addition, the terms of any current or future debt may prohibit us from making these cash payments or otherwise restrict our ability to make such payments and/or may restrict our ability to raise any such financing. In addition, a failure to pay the required cash consideration upon conversion would constitute an event of default under the indenture governing the 2.50% Convertible Notes, which could constitute a default under the terms of our other debt.

Convertible note hedge and warrant transactions that we have entered into may affect the value of our common stock.

In connection with the initial sale of our 1.875% Convertible Notes, we entered into warrant transactions with the 1.875% Hedge Counterparties, herein referred to as the 1.875% Sold Warrants. Further, in connection with the initial sale of our 2.50% Convertible Notes we purchased convertible note hedges, herein referred to as 2.50% Convertible Note Hedges, from the 2.50% Hedge Counterparties. At such time, the hedging transactions were expected, but were not guaranteed, to eliminate the potential dilution upon conversion of the 2.50% Convertible Notes. Concurrently, we entered into warrant transactions with the 2.50% Hedge Counterparties, herein referred to as the 2.50% Sold Warrants.

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

Many economic factors beyond our control may impact our forecasts and actual performance. These factors include consumer confidence, consumer spending levels, retailer projections and performance, employment levels, availability of consumer credit, recession, deflation, inflation, a general slowdown of the U.S. economy or an uncertain economic outlook. Furthermore, changes in the credit and capital markets, including market disruptions, limited liquidity and interest rate fluctuations, may increase the cost of financing or restrict our access to potential sources of capital for future acquisitions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There have been no unregistered sales of equity securities during the Current Six Months. The following table represents information with respect to purchases of common stock made by the Company during the Current Quarter:

Month of purchase	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
April 1 – April 30	15,545	$16.62	300,000	$140,708,797
May 1 – May 31	3,190	$15.45	1,799,823	$113,165,011
June 1 – June 30	380	$16.46	1,085,991	$95,211,764

Total	19,115	$16.42	3,185,814	$95,211,764

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

Item 6. Exhibits

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

Exhibit 31.1	Certification of Chief Executive Officer Pursuant To Rule 13a-14 or 15d-14 of The Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002*

Exhibit 31.2	Certification of Chief Financial Officer Pursuant To Rule 13a-14 or 15d-14 of The Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002*

Exhibit 32.1	Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002*

Exhibit 32.2	Certification of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002*

Exhibit 101.INS	XBRL Instance Document*

Exhibit 101.SCH	XBRL Schema Document*

Exhibit 101.CAL	XBRL Calculation Linkbase Document*

Exhibit 101.DEF	XBRL Definition Linkbase Document*

Exhibit 101.LAB	XBRL Label Linkbase Document*

Exhibit 101.PRE	XBRL Presentation Linkbase Document*

*	Filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Iconix Brand Group, Inc.
(Registrant)

Date: August 6, 2012	/s/ Neil Cole
Neil Cole
Chairman of the Board, President
and Chief Executive Officer
(on Behalf of the Registrant)

Date: August 6, 2012	/s/ Warren Clamen
Warren Clamen
Executive Vice President
and Chief Financial Officer