Form 10-Q
period 2012-09-30
ICONIX BRAND GROUP, INC.
filed 2012-11-01
CIK 857737

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2012

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

Common Stock, $.001 Par Value – 68,224,418 shares as of November 1, 2012.

INDEX

FORM 10-Q

Iconix Brand Group, Inc. and Subsidiaries

Part I. Financial Information

Item 1. Financial Statements

Iconix Brand Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except par value)

	September 30, 2012	December 31, 2011
	(unaudited)
Assets
Current Assets:
Cash (including restricted cash of $14,572 in 2012 and $14,071 in 2011)	$65,761	$181,788
Accounts receivable	79,758	79,669
Deferred income tax assets	2,114	2,114
Other assets – current	16,971	20,934

Total Current Assets	164,604	284,505

Property and equipment:
Furniture, fixtures and equipment	19,234	18,136
Less: Accumulated depreciation	(8,999)	(6,860)

	10,235	11,276

Other Assets:
Restricted cash	-	7,220
Other assets	27,229	34,186
Trademarks and other intangibles, net	1,542,370	1,550,996
Deferred financing costs, net	2,163	3,573
Investments and joint ventures	58,660	46,278
Goodwill	223,387	223,269

	1,853,809	1,865,522

Total Assets	$2,028,648	$2,161,303

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$23,623	$22,940
Deferred revenue	9,338	11,801
Current portion of long-term debt	24,304	322,423
Other liabilities – current	6,300	5,619

Total Current Liabilities	63,565	362,783

Deferred income tax liability	197,214	174,238
Long-term debt, less current maturities	451,215	310,966
Deferred revenue	5,206	5,897
Other liabilities	9,898	13,843

Total Liabilities	727,098	867,727

Commitments and contingencies

Stockholders’ Equity
Common stock, $.001 par value shares authorized 150,000; shares issued 76,373 and 75,827, respectively	76	75
Additional paid-in capital	811,770	802,194
Retained earnings	503,736	420,421
Accumulated other comprehensive loss	-	(483)
Less: Treasury stock – 8,149 and 2,708 shares at cost, respectively	(122,667)	(33,154)

Total Iconix Brand Group, Inc. Stockholders’ Equity	1,192,915	1,189,053

Non-controlling interest	108,635	104,523

Total Stockholders’ Equity	1,301,550	1,293,576

Total Liabilities and Stockholders’ Equity	$2,028,648	$2,161,303

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Income Statements

(in thousands, except earnings per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Licensing and other revenue	$86,590	$92,683	$268,687	$274,332

Selling, general and administrative expenses	33,026	33,729	98,566	97,396
Expenses related to specific litigation	-	-	-	92

Operating income	53,564	58,954	170,121	176,844

Other (income) expenses:
Interest expense	8,574	13,380	35,176	37,141
Interest and other income	(1,269)	(564)	(2,429)	(23,373)
Equity earnings on joint ventures	(1,451)	(98)	(4,209)	(3,236)

Other expenses - net	5,854	12,718	28,538	10,532

Income before income taxes	47,710	46,236	141,583	166,312

Provision for income taxes	16,073	15,209	47,094	55,313

Net income	$31,637	$31,027	$94,489	$110,999

Less: Net income attributable to non-controlling interest	$4,506	$5,059	$11,174	$12,056

Net income attributable to Iconix Brand Group, Inc.	$27,131	$25,968	$83,315	$98,943

Earnings per share:
Basic	$0.40	$0.35	$1.19	$1.36

Diluted	$0.38	$0.34	$1.15	$1.31

Weighted average number of common shares outstanding:
Basic	68,242	73,297	70,284	73,016

Diluted	70,517	75,746	72,521	75,520

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$31,637	$31,027	$94,489	$110,999
Other comprehensive income:
Change in fair value of cash flow hedge	-	(483)	483	(483)

Total other comprehensive income	-	(483)	483	(483)

Comprehensive income	$31,637	$30,544	$94,972	$110,516

Less: comprehensive income attributable to non-controlling interest	4,506	5,059	11,174	12,056

Comprehensive income attributable to Iconix Brand Group, Inc.	$27,131	$25,485	$83,798	$98,460

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

Nine Months Ended September 30, 2012

(in thousands)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss (Gain)	Treasury Stock	Non-Controlling Interest	Total
Balance at January 1, 2012	75,827	$75	$802,194	$420,421	$(483)	$(33,154)	$104,523	$1,293,576
Shares issued on exercise of stock options	267	1	756	-	-	-	-	757
Shares issued on vesting of restricted stock	135	-	-	-	-	-	-	-
Shares issued for earn-out on acquisition	144	-	-	-	-	-	-	-
Tax benefit of stock option exercises	-	-	1,330	-	-	-	-	1,330
Compensation expense in connection with restricted stock and stock options	-	-	7,490	-	-	-	-	7,490
Cost of shares repurchased on vesting of restricted stock and exercise of stock options	-	-	-	-	-	(1,178)	-	(1,178)
Cost of shares repurchased on the open market	-	-	-	-	-	(88,335)	-	(88,335)
Comprehensive income	-	-	-	83,315	483	-	11,174	94,972
Distributions to joint venture partners	-	-	-	-	-	-	(8,162)	(8,162)
Non-controlling interest of acquired companies	-	-	-	-	-	-	1,100	1,100

Balance at September 30, 2012	76,373	$76	$811,770	$503,736	$-	$(122,667)	$108,635	$1,301,550

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended
	September 30, 2012	September 30, 2011
Cash flows provided by operating activities:
Net income	$94,489	$110,999
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation of property and equipment	2,139	1,802
Amortization of trademarks and other intangibles	4,073	5,339
Amortization of deferred financing costs	1,467	3,987
Amortization of convertible notes discount	17,096	15,962
Stock-based compensation expense	7,490	7,321
Gain on re-measurement of equity investment	-	(21,465)
Provision for doubtful accounts	2,837	998
Equity earnings on joint ventures	(4,209)	(3,236)
Deferred income tax provision	22,992	21,952

Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(2,926)	(25,611)
Other assets—current	4,652	14,022
Other assets	8,742	15,247
Deferred revenue	(3,154)	(1,432)
Accounts payable and accrued expenses	1,774	(10,149)

Net cash provided by operating activities	157,462	135,736

Cash flows used in investing activities:
Purchases of property and equipment	(1,102)	(2,721)
Acquisition of interest in Hardy Way	-	(62,000)
Net distributions to equity partners	(6,477)	(23,995)
Additional investments in joint ventures	(6,857)	-
Earn-out payments on acquisitions	(3,771)	-
Sale of trademarks	4,490	-
Additions to trademarks	(546)	(263)

Net cash used in investing activities	(14,263)	(88,979)

Cash flows (used in) provided by financing activities:
Proceeds from long-term debt	150,000	292,500
Proceeds from sale of warrants	-	28,800
Purchase of convertible note hedges	-	(58,740)
Proceeds from exercise of stock options and warrants	759	2,352
Payment of long-term debt	(324,965)	(202,476)
Acquisition of interest in MG Icon	(4,000)	(4,000)
Excess tax benefit from share-based payment arrangements	1,330	3,352
Cost of shares repurchased on open market	(88,335)	-
Deferred financing costs	(57)	(867)
Cost of shares repurchased on vesting of restricted stock and stock option exercises	(1,178)	(2,612)
Restricted cash - current	(501)	8,646
Restricted cash – non-current	7,220	(10,165)

Net cash (used in) provided by financing activities	(259,727)	56,790

Net decrease in cash and cash equivalents	(116,528)	103,547
Cash and cash equivalents, beginning of period	167,717	118,635

Cash and cash equivalents, end of period	$51,189	$222,182
Balance of restricted cash - current	14,572	13,465

Total cash and cash equivalents including current restricted cash, end of period	$65,761	$235,647

Supplemental disclosure of cash flow information:

	Nine Months Ended September 30,
	2012	2011
Cash paid during the period:
Income taxes	$11,747	$33,564
Interest	$13,903	$13,898

	Nine Months Ended September 30,
	2012	2011
Acquisitions:
Common stock issued	$2,221	$3,210

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2012

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of Iconix Brand Group, Inc. (the “Company”, “we”, “us”, or “our”), all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months (“Current Quarter”) and nine months (“Current Nine Months”) ended September 30, 2012 are not necessarily indicative of the results that may be expected for a full fiscal year.

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (“FY 2011”).

2. Trademarks and Other Intangibles, net

Trademarks and other intangibles, net consist of the following:

		September 30, 2012		December 31, 2011
(000’s omitted)	Estimated Lives in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Indefinite life trademarks and copyrights	Indefinite	$1,523,809	$-	$1,528,362	$-
Definite life trademarks	10-15	19,603	7,714	19,603	6,623
Non-compete agreements	2-15	10,475	10,475	10,475	10,325
Licensing agreements	1-9	32,428	25,756	32,428	22,924

		$1,586,315	$43,945	$1,590,868	$39,872

Trademarks and other intangibles, net			$1,542,370		$1,550,996

Amortization expense for intangible assets for the Current Quarter and for the three months ended September 30, 2011 (the “Prior Year Quarter”) was $1.3 million and $1.7 million, respectively. Amortization expense for intangible assets for the Current Nine Months and for the nine months ended September 30, 2011 (the “Prior Year Nine Months”) was $4.1 million and $5.3 million, respectively. The trademarks of Candie’s, Bongo, Joe Boxer, Rampage, Mudd, London Fog, Mossimo, Ocean Pacific, Danskin, Rocawear, Cannon, Royal Velvet, Fieldcrest, Charisma, Starter, Waverly, Ecko, Zoo York, Peanuts, Ed Hardy and Sharper Image have been determined to have an indefinite useful life and accordingly, consistent with ASC Topic 350, no amortization has been recorded in the Company’s consolidated income statements. Instead, each of these intangible assets are tested for impairment at least annually on an individual basis as separate single units of accounting, with any related impairment charge recorded to the statement of operations at the time of determining such impairment. Consistent with ASC Topic 360, there was no impairment of the definite-lived trademarks in the Current Nine Months or the Prior Year Nine Months.

3. Acquisitions, Investments and Joint Ventures

Iconix Lifestyle India Private Limited

In May 2012, the Company contributed substantially all rights to its wholly-owned and controlled brands in India to Imaginative Brand Developers Private Limited (“IBD”), a then newly formed subsidiary of the Company. Shortly thereafter, Reliance Brands Limited (“Reliance”), an affiliate of the Reliance Group, purchased a 50% interest in IBD for $6.0 million. Reliance paid $2.0 million upon the closing of the transaction and committed to pay an additional $4.0 million over the 48-month period following closing. As a result of this transaction, the Company recorded a gain of $5.6 million, which is included in licensing and other revenue in the Current Nine Months. As of September 30, 2012, of the $4.0 million remaining due to the Company from Reliance, $1.0 million is included in other assets – current and $3.0 million is included in other assets on the unaudited condensed consolidated balance sheet. Additionally, pursuant to the terms of the transaction, the Company and Reliance each agreed to contribute 100 million rupees (approximately $2.0 million) to IBD as working capital, of which 25 million rupees (approximately $0.5 million) was contributed at closing with the balance to be contributed based on the capital requirements of IBD as agreed upon by the Company and Reliance. Following the closing of the transaction, IBD changed its name to Iconix Lifestyle Private Limited.

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

In March 2009, the Company, through its investment in Scion, effectively acquired a 16.6% interest in one of its licensees, Roc Apparel Group LLC (“RAG”) for $1. The Company has determined that this entity is a variable interest entity as defined by ASC Topic 810, however, the Company is not the primary beneficiary of this entity. The investment in this entity is accounted for under the cost method of accounting. As part of the transaction, the Company and its Scion partner each contributed approximately $2.1 million to Scion, totaling approximately $4.1 million, which was deposited as cash collateral under the terms of RAG’s financing agreements. In June 2010, approximately $3.3 million of the collateral was released to Scion and distributed to the Scion members equally; as of December 31, 2011 the remaining $0.8 million was included in short-term restricted cash on the Company’s consolidated balance sheet. In January 2012, the Company and its Scion partner each contributed $1.1 million, totaling $2.2 million, to Scion, which was deposited as additional cash collateral under the new terms of RAG’s financing agreements. The aggregate $3.0 million of cash collateral, which is owned by Scion, is included as short-term restricted cash in the Company’s unaudited condensed consolidated balance sheet as of September 30, 2012.

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

As of September 30, 2012 and December 31, 2011, the carrying value of the consolidated assets that are collateral for the variable interest entity’s obligations total $10.8 million and $11.6 million, respectively, which is comprised of the Artful Dodger trademark.

Iconix China

In September 2008, the Company and Novel Fashions Holdings Limited (“Novel”) formed a joint venture (“Iconix China”) to develop and market the Company’s brands in the People’s Republic of China, Hong Kong, Macau and Taiwan (the “China Territory”). Pursuant to the terms of this transaction, the Company contributed to Iconix China substantially all rights to its brands in the China Territory and committed to contribute $5.0 million, and Novel committed to contribute $20 million to Iconix China. Upon closing of the transaction, the Company contributed $2.0 million and Novel contributed $8.0 million. In September 2009, the parties amended the terms of the transaction to eliminate the obligation of the Company to make any additional contributions and to reduce Novel’s remaining contribution commitment to $9.0 million, $4.0 million of which was contributed in July 2010, $3.0 million of which was contributed in May 2011, and $2.0 million of which was contributed in June 2012.

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

As of September 30, 2012, the Company has not received any income distributions from Iconix China.

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

During FY 2011, the Company contributed to Iconix Latin America its share of the rights to revenues from IPH Unltd (see below) from the exploitation of the Ecko brands in the Latin America Territory. Also in FY 2011, the Company contributed to Iconix Latin America its rights to the Ed Hardy brands for the Latin America Territory. During the Current Nine Months, the Company contributed to Iconix Latin America the rights to the Zoo York and Sharper Image brands for the Latin America Territory. In aggregate consideration for these contributions, New Brands agreed to pay an aggregate of approximately $5.7 million to the Company. As of September 30, 2012, the balance owed to the Company under this obligation is approximately $3.9 million, $1.8 million of which is included in other assets - current and $2.1 million of which is included in other assets on the Company’s unaudited condensed consolidated balance sheet. The Company has recorded the consideration associated with these transactions as other liabilities, which will be recognized over a period of three years.

Based on the corporate structure, voting rights and contributions of the Company and New Brands, Iconix Latin America is not subject to consolidation. This conclusion was based on the Company’s determination that the entity met the criteria to be considered a “business”, and therefore was not subject to consolidation due to the “business scope exception” of ASC Topic 810. As such, the Company has recorded its investment under the equity method of accounting.

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

On April 26, 2011, Hardy Way acquired substantially all of the licensing rights to the Ed Hardy brands and trademarks from its licensee, Nervous Tattoo, Inc. (“NT”) pursuant to an asset purchase agreement by and among Hardy Way, NT and Audigier Brand Management Group, LLC (“ABMG,” and together with NT, the “Sellers”). Immediately prior to the closing of the transactions contemplated by the asset purchase agreement, the Company contributed $62.0 million to Hardy Way, thereby increasing the Company’s ownership interests in Hardy Way from 50% to 85% of the outstanding membership interests. As a result of this transaction, the Company recorded a non-cash pre-tax re-measurement gain of approximately $21.5 million, representing the increase in fair value of its original 50% investment in Hardy Way. This re-measurement gain is included in interest and other income in the Prior Year Nine Months. Hardy Way paid $55.0 million in cash for the assets described above. In addition, the Sellers were entitled to receive up to an additional $7.0 million in cash pursuant to an earn-out based on royalties received by Hardy Way through June 30, 2013, which Hardy Way prepaid to the Sellers in an escrow account. The Company has accounted for this contingent consideration in accordance with ASC Topic 805. Further, as part of this transaction, the Sellers, as a licensee of Hardy Way for various men’s and women’s apparel categories, prepaid royalties to Hardy Way in the amount of $7.0 million, representing guaranteed minimum royalties for two years.

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

On December 23, 2011, the Company entered into an agreement with NT to terminate the above mentioned license, and as such all prepaid royalties were recognized as earned and are included in the Company’s consolidated income statement for FY 2011. As part of this agreement, $2.0 million of the original $7.0 million contingent consideration was released back to the Company and the contingency provision relating to the remaining $5.0 million was amended and considered earned by NT. In accordance with ASC Topic 810, the $2.0 million of contingent consideration released back to the Company is included in the Company’s consolidated income statement for FY 2011. During the first quarter of 2012, the Company signed a new licensee to replace the core categories covered by the terminated NT license.

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

As of September 30, 2012 and December 31, 2011, the carrying value of the consolidated assets that are collateral for the variable interest entity’s obligations total $183.7 million and $184.5 million, respectively, which is comprised primarily of trademarks and license agreements. The assets of the Company are not available to the variable interest entity’s creditors.

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

MG Icon

In March 2010, the Company acquired a 50% interest in MG Icon, the owner of the Material Girl and Truth or Dare brands and trademarks and other rights associated with the artist, performer and celebrity known as “Madonna”, from Purim LLC (“Purim”) for $20.0 million, $4.0 million of which was paid at closing and another $8.0 million of which was paid through September 30, 2012. In connection with the launch of Truth or Dare brand and based on certain qualitative criteria, Purim is entitled to an additional $3.0 million, $1.0 million of which was paid in March 2012, with the remaining amount to be paid in $1.0 million installments in March 2013 and March 2014. In addition, Purim may be entitled to receive additional consideration based on certain qualitative criteria. As of September 30, 2012, of the remaining $10.0 million owed to Purim, $5.0 million is included in other current liabilities and $5.0 million is included in other liabilities on the Company’s unaudited condensed consolidated balance sheet.

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

In connection with the Peanuts Operating Agreement, the Company through IE, loaned $17.5 million to Beagle (the “Beagle Note”), the proceeds of which were used to fund Beagle’s capital contribution to Peanuts Holdings in connection with the acquisition of Peanuts Worldwide. The Beagle Note bears interest at 6% per annum, with minimum principal payable in equal annual installments of approximately $2.2 million on June 3, with any remaining unpaid principal balance and accrued interest to be due on June 3, 2015, the Beagle Note maturity date. Principal may be prepaid at anytime. The Beagle Note is secured by the membership interest in Peanuts Holdings owned by Beagle. As of September 30, 2012, the current portion of approximately $2.2 million is included in other assets - current in the unaudited condensed consolidated balance sheet and the long term portion of $7.5 million is included in other assets.

ASC Topic 810 affirms that consolidation is appropriate when one entity has a controlling financial interest in another entity. The Company owns an 80% membership interest in Peanuts Holdings, compared to the non-controlling owner’s 20% membership interest. As such, Peanuts Holdings is subject to consolidation with the Company, which is reflected in the Company’s unaudited condensed consolidated financial statements as of September 30, 2012.

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

To determine the fair value of certain financial instruments, the Company relies on Level 2 inputs generated by market transactions of similar instruments where available, and Level 3 inputs using an income approach when Level 1 and Level 2 inputs are not available. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and financial liabilities and their placement within the fair value hierarchy. The following table summarizes the instruments measured at fair value at September 30, 2012 and December 31, 2011:

September 30, 2012 (000’s omitted)	Level 1	Level 2	Level 3	Valuation Technique
Income Statement Hedge	$-	$-	$-	n/a

December 31, 2011 (000’s omitted)	Level 1	Level 2	Level 3	Valuation Technique
Income Statement Hedge	$-	$(483)	$-	(A)

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

As of September 30, 2012 and December 31, 2011, the Company held ARS with a face value of $13.0 million and a fair value of zero. There was no change in value during the Current Nine Months or the Prior Year Nine Months.

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

Financial Instruments

As of September 30, 2012 and December 31, 2011, the fair values of cash and cash equivalents, receivables and accounts payable approximated their carrying values due to the short-term nature of these instruments. The fair value of the note receivable from New Brands (see Note 3) approximates its $3.9 million carrying value; the fair value of the note receivable due from the purchasers of the Canadian trademark for Joe Boxer approximates its $3.0 million carrying value; the fair value of the note payable to Purim LLC (see Note 3) approximates its $10.0 million carrying value; and the fair value of the Beagle Note (see Note 3) approximates its $9.7 million carrying value. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on broker quotes or quoted market prices or rates for the same or similar instruments, and the related carrying amounts are as follows:

(000’s omitted)	September 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$475,519	$522,679	$633,389	$679,755

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

5. Debt Arrangements

The Company’s net carrying amount of debt is comprised of the following:

	September 30,	December 31,
(000’s omitted)	2012	2011
2.50% Convertible Notes	$251,715	$243,164
Revolver	150,000	-
Ecko Note	59,500	67,000
Asset-Backed Notes	14,304	44,270
1.875% Convertible Notes	-	278,955

Total	$475,519	$633,389

2.50% Convertible Notes

On May 23, 2011, the Company completed the issuance of $300.0 million principal amount of the Company’s 2.50% convertible senior subordinated notes due June 2016 (“2.50% Convertible Notes”) in a private offering to certain institutional investors. The net proceeds received by the Company from the offering, excluding the net cost of hedges and sale of warrants (described below) and including transaction fees, were approximately $291.6 million.

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

As of September 30, 2012 and December 31, 2011, the amount of the 2.50% Convertible Notes accounted for as a liability was approximately $251.7 million and $243.2 million, respectively, and is reflected on the unaudited condensed consolidated balance sheet as follows:

	September 30,	December 31,
(000’s omitted)	2012	2011
Equity component carrying amount	$35,996	$35,996
Unamortized discount	48,285	56,836
Net debt carrying amount	251,715	243,164

For the Current Quarter and the Current Nine Months, the Company recorded additional non-cash interest expense of approximately $2.7 million and $7.6 million, respectively, representing the difference between the stated interest rate on the 2.50% Convertible Notes and the rate for a similar instrument that does not have a conversion feature, as compared to $2.5 million and $3.6 million in the Prior Year Quarter and Prior Year Nine Months, respectively.

For the Current Quarter and Current Nine Months, cash interest expense relating to the 2.50% Convertible Notes was approximately $1.9 million and $5.6 million, respectively, as compared to $1.9 million and $2.5 million in the Prior Year Quarter and Prior Year Nine Months, respectively.

The Convertible Notes do not provide for any financial covenants.

In connection with the sale of the 2.50% Convertible Notes, the Company entered into hedges for the 2.50% Convertible Notes (“2.50% Convertible Note Hedges”) with respect to its common stock with two entities (the “2.50% Counterparties”). Pursuant to the agreements governing these 2.50% Convertible Note Hedges, the Company purchased call options (the “2.50% Purchased Call Options”) from the 2.50% Counterparties covering up to approximately 9.8 million shares of the Company’s common stock. These 2.50% Convertible Note Hedges are designed to offset the Company’s exposure to potential dilution upon conversion of the 2.50% Convertible Notes in the event that the market value per share of the Company’s common stock at the time of exercise is greater than the strike price of the 2.50% Purchased Call Options (which strike price corresponds to the initial conversion price of the 2.50% Convertible Notes and is simultaneously subject to certain customary adjustments). On May 23, 2011, the Company paid an aggregate amount of approximately $58.7 million of the proceeds from the sale of the 2.50% Convertible Notes for the 2.50% Purchased Call Options, of which $20.6 million was included in the balance of deferred income tax assets at May 23, 2011 and is being recognized over the term of the 2.50% Convertible Notes. As of September 30, 2012, the balance of deferred income tax assets related to this transaction was approximately $15.1 million.

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

The Company has evaluated the impact of adopting guidance issued under ASC Topic 815 regarding embedded features as it relates to the 2.50% Sold Warrants, and has determined it had no impact on the Company’s results of operations and financial position through September 30, 2012, and will have no impact on the Company’s results of operations and financial position in future fiscal periods.

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

Interest expense for the Current Quarter and Current Nine Months was approximately $1.3 million and $1.5 million, respectively, and is included in interest expense on the unaudited condensed consolidated income statement.

Ecko Note

In connection with the Ecko transaction, IPH Unltd issued a promissory note (“Ecko Note”) to a third party creditor (LF Centennial Limited, an affiliate of Li & Fung USA) for $90.0 million. IPH Unltd’s obligations under the Ecko Note are secured by the Ecko portfolio of trademarks and related intellectual property assets and the Zoo York trademarks and related intellectual property assets owned by ZY Holdings (see Note 3), and are further guaranteed personally by the minority owner of IPH Unltd, with no recourse to the Company other than the interest of ZY Holdings in the Zoo York trademarks and related intellectual property assets. Amounts outstanding under the Ecko Note bear interest at 7.50% per annum, with minimum principal payable in equal quarterly installments of $2.5 million, with any remaining unpaid principal balance and accrued interest to be due on June 30, 2014, the Ecko Note maturity date. The Ecko Note may be prepaid without penalty, and would be applied to the scheduled quarterly principal payments in the order of their maturity. On July 27, 2011, in connection with the Company’s purchase of the Zoo York trademark and related assets (see Note 3), IPH Unltd paid $3.0 million in principal to the holder of the Ecko Note. As of September 30, 2012, the total principal balance of the Ecko Note is $59.5 million, of which $10.0 million is included in the current portion of long-term debt on the unaudited condensed consolidated balance sheet.

Asset-Backed Notes

The financing for certain of the Company’s acquisitions has been accomplished through private placements by its subsidiary, IP Holdings LLC (“IP Holdings”) of asset-backed notes (“Asset-Backed Notes”) secured by intellectual property assets (trade names, trademarks, license agreements and payments and proceeds with respect thereto relating to the Candie’s, Bongo, Joe Boxer, Rampage, Mudd and London Fog brands) of IP Holdings. As of September 30, 2012, the balance of the Asset-Backed Notes was $14.3 million, all of which is included in the current portion of long-term debt on the Company’s unaudited condensed consolidated balance sheet.

Cash on hand in the bank account of IP Holdings is restricted at any point in time up to the amount of the next debt principal and interest payment required under the Asset-Backed Notes. Accordingly, $3.5 million and $3.8 million as of September 30, 2012 and December 31, 2011, respectively, are included as restricted cash within the Company’s current assets on the unaudited condensed consolidated balance sheets. Further, in connection with IP Holdings’ issuance of Asset-Backed Notes, a reserve account has been established and the funds on deposit in such account will be applied to future principal payments with respect to the Asset-Backed Notes. Accordingly, as of September 30, 2012 approximately $7.2 million has been classified as current and is included in restricted cash in the Company’s current assets on the Company’s unaudited condensed consolidated balance sheet. As of December 31, 2011, approximately $7.2 million of this reserve account was classified as non-current and disclosed as restricted cash within other assets on the Company’s consolidated balance sheet.

As of September 30, 2012, the entire principal amount of the Asset-Backed Notes bears interest at a fixed rate of 8.99%. The Asset-Backed Notes have no financial covenants by which the Company or its subsidiaries need comply. The aggregate principal amount of the Asset-Backed Notes is required to be fully paid by February 22, 2013.

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

On June 29, 2012, the Company paid to Bank of New York Mellon, as trustee and under the terms of the 1.875% Convertible Notes indenture, for the benefit of the 1.875% Convertible Note holders and in full satisfaction of the Company’s obligation under the 1.875% Convertible Notes, $290.2 million, representing the total principal outstanding and accrued interest through June 30, 2012. No note holders elected for conversion of the 1.875% Convertible Notes to shares of the Company.

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

For the Prior Year Quarter, the Company recorded additional non-cash interest expense of approximately $3.9 million, representing the difference between the stated interest rate on the 1.875% Convertible Notes and the rate for a similar instrument that does not have a conversion feature; there was no such expense in the Current Quarter. For the Current Nine Months and the Prior Year Nine Months, the Company recorded additional non-cash interest expense of approximately $8.0 million and $11.2 million, respectively, representing the difference between the stated interest rate on the 1.875% Convertible Notes and the rate for a similar instrument that does not have a conversion feature.

For the Prior Year Quarter, cash interest expense relating to the 1.875% Convertible Notes was approximately $1.3 million; there was no such expense in the Current Quarter. For the Current Nine Months and the Prior Year Nine Months, cash interest expense relating to the 1.875% Convertible Notes was approximately $2.7 million and $4.0 million, respectively.

The Convertible Notes did not provide for any financial covenants.

In connection with the sale of the 1.875% Convertible Notes, the Company entered into hedges for the 1.875% Convertible Notes (“1.875% Convertible Note Hedges”) with respect to its common stock with two entities, one of which was Lehman Brothers OTC Derivatives Inc. (“Lehman OTC” and together with the other counterparty, the “1.875% Counterparties”). Pursuant to the agreements governing these 1.875% Convertible Note Hedges, the Company purchased call options (the “1.875% Purchased Call Options”) from the 1.875% Counterparties covering up to approximately 10.4 million shares of the Company’s common stock of which 40% were purchased from Lehman OTC. These 1.875% Convertible Note Hedges were designed to offset the Company’s exposure to potential dilution upon conversion of the 1.875% Convertible Notes in the event that the market value per share of the Company’s common stock at the time of exercise is greater than the strike price of the 1.875% Purchased Call Options (which strike price corresponds to the initial conversion price of the 1.875% Convertible Notes and is simultaneously subject to certain customary adjustments). On June 20, 2007, the Company paid an aggregate amount of approximately $76.3 million of the proceeds from the sale of the 1.875% Convertible Notes for the 1.875%

Purchased Call Options, of which $26.7 million was included in the balance of deferred income tax assets at June 30, 2007 and was recognized over the term of the 1.875% Convertible Notes. As of June 30, 2012, the maturity date of the 1.875% Convertible Notes, the balance of deferred income tax assets related to this transaction was depleted to zero.

The Company also entered into separate warrant transactions with the 1.875% Counterparties whereby the Company, pursuant to the agreements governing these warrant transactions, sold to the 1.875% Counterparties warrants (the “1.875% Sold Warrants”) to acquire up to 3.6 million shares of the Company’s common stock of which 40% were sold to Lehman OTC, at a strike price of $42.40 per share of the Company’s common stock. The 1.875% Sold Warrants became exercisable on September 28, 2012 and will expire by the end of 2012. The Company received aggregate proceeds of approximately $37.5 million from the sale of the 1.875% Sold Warrants on June 20, 2007.

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

The Company has evaluated the impact of adopting guidance issued under ASC Topic 815 regarding embedded features as it relates to the 1.875% Sold Warrants, and has determined it had no impact on the Company’s results of operations and financial position through September 30, 2012, and will have no impact on the Company’s results of operations and financial position in future fiscal periods.

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

Debt Maturities

As of September 30, 2012, the Company’s debt maturities on a calendar year basis are as follows:

(000’s omitted)	Total	October 1 through December 31, 2012	2013	2014	2015	2016
2.50% Convertible Notes (1)	$251,715	$-	$-	$-	$-	$251,715
Revolver	150,000	-	150,000	-	-	-
Ecko Note	59,500	2,500	10,000	47,000	-	-
Asset-Backed Notes	14,304	3,502	10,802	-	-	-

Total	$475,519	$6,002	$170,802	$47,000	$-	$251,715

(1)

Reflects the net debt carrying amount of the 2.50% Convertible Notes in the consolidated balance sheet as of September 30, 2012, in accordance with accounting for convertible notes. The principal amount owed to the holders of the 2.50% Convertible Notes is $300.0 million.

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

On August 15, 2012, the Company’s stockholders approved the Company’s Amended and Restated 2009 Plan (“Amended and Restated 2009 Plan”), which, among other items and matters, increased the shares available under the 2009 Plan by an additional 4,000,000 shares to a total of 7,000,000 shares issuable under the Amended and Restated 2009 Plan and extended the 2009 Plan termination date through August 15, 2022.

Shares Reserved for Issuance

At September 30, 2012, 4,023,947 common shares were reserved for issuance under the Amended and Restated 2009 Plan. At September 30, 2012 there were no common shares available for issuance under any previous Company plan.

Stock Repurchase Program

On October 27, 2011, the Company announced that its Board of Directors had authorized the repurchase of up to $200 million of the Company’s common stock over a period of approximately three years (the “Program”). The Program replaced any prior plan or authorization. The Program did not obligate the Company to repurchase any specific number of shares and could be suspended at any time at management’s discretion. During the Current Quarter, the Company repurchased 184,587 shares under the Program for approximately $3.0 million. During the Current Nine Months, the Company repurchased 5,422,055 shares under the Program for approximately $88.3 million. No shares were repurchased by the Company under the Program or any prior plan during the Prior Year Nine Months. As of September 30, 2012, $92.5 million remained available for repurchase under the Program.

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

Summaries of the Company’s stock options, warrants (other than warrants issued related to our 1.875% Convertible Notes and 2.50% Convertible Notes) and performance related options activity, and related information for the Current Quarter are as follows:

Options	Options	Weighted-Average Exercise Price
Outstanding at January 1, 2012	1,711,008	$5.42
Granted	-	-
Canceled	-	-
Exercised	(266,858)	2.84
Expired/Forfeited	-	-

Outstanding at September 30, 2012	1,444,150	$5.90

Exercisable at September 30, 2012	1,444,150	$5.90

There was no compensation expense related to stock option grants for the Current Nine Months. Compensation expense related to stock option grants for the Prior Year Nine Months was approximately $0.2 million.

Warrants

	Warrants	Weighted-Average Exercise Price
Outstanding at January 1, 2012	197,250	$19.39
Granted	-	-
Canceled	-	-
Exercised	-	-
Expired/Forfeited	-	-

Outstanding at September 30, 2012	197,250	$19.39

Exercisable at September 30, 2012	197,250	$19.39

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

The following tables summarize information about unvested restricted stock transactions:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested, January 1, 2012	2,937,255	$18.61
Granted	40,319	16.42
Vested	(134,759)	17.07
Forfeited/Canceled	-	-

Non-vested, September 30, 2012	2,842,815	$18.95

Compensation expense related to restricted stock grants for the Current Quarter and the Prior Year Quarter was approximately $2.3 million and $2.4 million, respectively. Compensation expense related to restricted stock grants for the Current Nine Months and the Prior Year Nine Months was approximately $7.5 million and $7.2 million, respectively. An additional amount of $9.8 million is expected to be expensed over a period of approximately four years. During each of the Current Quarter and the Prior Year Quarter, the Company withheld shares valued at $0.2 million of its restricted common stock in connection with net share settlement of restricted stock grants and option exercises. During the Current Nine Months and the Prior Year Nine Months, the Company withheld shares valued at $0.6 million, and $2.4 million, respectively, of its restricted common stock in connection with net share settlement of restricted stock grants and option exercises.

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

As of September 30, 2012, of the total potentially dilutive shares related to restricted stock-based awards, stock options and warrants, approximately 0.2 million were anti-dilutive, compared to 0.4 million as of September 30, 2011.

As of September 30, 2012, none of the performance related restricted stock-based awards issued in connection with the Company’s employment agreement with its chairman, chief executive officer and president were anti-dilutive.

Warrants issued in connection with the Company’s 2.50% Convertible Notes financing and 1.875% Convertible Notes financing were anti-dilutive and therefore not included in this calculation. Portions of the 2.50% Convertible Notes and 1.875% Convertible Notes that would be subject to conversion to common stock were anti-dilutive as of September 30, 2012 and therefore not included in this calculation.

A reconciliation of weighted average shares used in calculating basic and diluted earnings per share follows:

(000’s omitted)	For the Three Months Ended September 30, (unaudited)		For the Nine Months Ended September 30, (unaudited)
	2012	2011	2012	2011
Basic	68,242	73,297	70,284	73,016
Effect of exercise of stock options	987	1,117	976	1,187
Effect of contingent common stock issuance	-	-	48	48
Effect of assumed vesting of restricted stock	1,288	1,332	1,213	1,269

Diluted	70,517	75,746	72,521	75,520

8. Expenses Related to Specific Litigation

Expenses related to specific litigation consist of legal expenses and costs related to the Unzipped litigation (See Note 9). For the Prior Year Quarter and Prior Year Nine Months, the Company recorded an expense related to specific litigation of zero and less than $0.1 million, respectively. There was no such expense in the Current Quarter or Current Nine Months.

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

10. Related Party Transactions

The Candie’s Foundation

The Candie’s Foundation, a charitable foundation founded by Neil Cole for the purpose of raising national awareness about the consequences of teenage pregnancy, owed the Company $0.6 million and $0.7 million at September 30, 2012 and December 31, 2011, respectively. The Candie’s Foundation intends to pay-off the entire borrowing from the Company during 2012, although additional advances will be made as and when necessary.

Travel

The Company recorded expenses of $155 and $35 for the Current Quarter and the Prior Year Quarter, respectively, and $155 and $114 for the Current Nine Months and Prior Year Nine Months, respectively, for the hire and use of aircraft solely for business purposes owned by a company in which the Company’s chairman, chief executive officer and president is the sole owner. Management believes that all transactions were made on terms and conditions no less favorable than those available in the marketplace from unrelated parties.

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

The net revenues by type of license and information by geographic region are as follows:

(000’s omitted)	For the three months ended September 30, (unaudited)		For the nine months ended September 30, (unaudited)
	2012	2011	2012	2011
Revenues by product line:
Direct-to-retail license	$35,481	$31,260	$121,101	$112,414
Wholesale license	43,150	56,005	122,667	147,670
Entertainment and other	7,959	5,418	24,919	14,248

	$86,590	$92,683	$268,687	$274,332

Revenues by geographic region:
United States	$70,285	$79,352	$215,881	$229,045
Other(1)	16,305	13,331	52,806	45,287

	$86,590	$92,683	$268,687	$274,332

(1)	No single country represented 10% of the Company’s revenues in the periods presented in this table.

12. Subsequent Event

Proposed Acquisition of the Umbro® Brand

On October 24, 2012, the Company, Umbro IP Holdings LLC, a Delaware limited liability company (“US Buyer”), Iconix Luxembourg Holdings SÀRL, a Société à responsabilité limitée registered in The Grand Duchy of Luxembourg ( “Global Buyer”), Umbro International Limited, a company incorporated in England (“Seller”), Nike Global Services Pte. Ltd. a company incorporated in Singapore (the “International Subsidiary”) and NIKE, Inc., an Oregon corporation (“Nike”) entered into an Asset Purchase Agreement (the “Purchase Agreement”) pursuant to which the Company agreed to purchase from Nike, through its indirect and wholly-owned subsidiaries, Seller and International Subsidiary, all of its intellectual property rights and licenses and certain other related assets relating principally or exclusively to the Umbro brand name.

In accordance with the terms of the Purchase Agreement, the Company will pay to Seller $225.0 million in cash, of which $6.8 million was deposited by the Company into an escrow account to be held until the closing date, or, if the Purchase Agreement shall be terminated under certain circumstances, until the date of such termination. The purchase price due at closing of the acquisition will be funded upon the closing of a successful financing. The Company currently expects the transaction, which is subject to certain closing conditions, to close on or before December 31, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary. We are a brand management company engaged in licensing, marketing and providing trend direction for a diversified and growing consumer brand portfolio. Our brands are sold across every major segment of retail distribution, from luxury to mass. As of September 30, 2012, we owned the following iconic consumer brands: Candie’s, Bongo, Badgley Mischka, Joe Boxer, Rampage, Mudd, London Fog, Mossimo, Ocean Pacific/OP, Danskin/Danskin Now, Rocawear, Cannon, Royal Velvet, Fieldcrest, Charisma, Starter, Waverly, Zoo York and Sharper Image. In addition, Scion LLC, a joint venture in which we have a 50% controlling investment, owns the Artful Dodger brand and has investments in the BBC and Ice Cream brands; Hardy Way, a joint venture in which we have an 85% controlling investment, owns the Ed Hardy brands (see Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements); IPH Unltd, a joint venture in which we have a 51% controlling investment, owns the Ecko brands; MG Icon, a joint venture in which we have a 50% investment, owns the Material Girl and Truth or Dare brands; Peanuts Holdings, a joint venture in which we have an 80% controlling investment, owns, through its wholly-owned subsidiary Peanuts Worldwide, the Peanuts brands and characters; and OP Japan, a joint venture in which we have a 55% controlling investment, owns the Ocean Pacific/OP brands for a territory including Japan, Singapore, Malaysia, and Indonesia. We license our brands worldwide through over 1,000 direct-to-retail and wholesale licenses for use across a wide range of product categories, including sportswear, fashion accessories, footwear, entertainment, home products and décor, and beauty and fragrance. Our business model allows us to focus on our core competencies of marketing and managing brands without many of the risks and investment requirements associated with a more traditional operating company.

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

Results of Operations

The Current Quarter compared to the Prior Year Quarter

Licensing and Other Revenue. Licensing and other revenue for the Current Quarter totaled $86.6 million, a 7% decrease as compared to $92.7 million for the Prior Year Quarter. After excluding revenue in the Current Quarter totaling $3.1 million for which there is no comparable revenue in the Prior Year Quarter (ie. Sharper Image, acquired November 2011; see Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements for a description of this transaction), comparable revenue decreased approximately $9.2 million. This decrease in comparable revenue was primarily related to the transition of the Royal Velvet brand to a new direct-to-retail license with J.C. Penney Company, Inc. as well as weakness in our men’s business related to Rocawear, Ed Hardy and Ecko (mainly related to the footwear business). This aggregate decrease was partially offset by an aggregate increase in revenues in the Current Quarter from our Peanuts brands and our brands at Target (ie. Mossimo and Fieldcrest) as compared to the Prior Year Quarter.

Operating Expenses. Selling, general and administrative expenses, herein referred to as SG&A, totaled $33.0 million for the Current Quarter compared to $33.7 million for the Prior Year Quarter. After excluding SG&A totaling $0.5 million in the Current Quarter for which there is no comparable SG&A in the Prior Year Quarter (ie. Sharper Image, see above), comparable SG&A decreased approximately $1.2 million. This decrease in comparable SG&A was primarily driven by (i) a decrease of $1.4 million in advertising expense due to the timing of certain initiatives and efficiencies primarily related to our Peanuts brands; (ii) a decrease of $1.4 million in compensation expense related to the timing of certain bonus awards in the Prior Year Quarter; (iii) a decrease of $0.5 million in amortization expense as certain license agreements from prior acquisitions were fully amortized in the prior period; and (iv) a decrease in general overhead costs due to increased efficiencies. These decreases were partially offset by an aggregate increase of $3.3 million due to: (i) an increase in artist royalties related to the increase in Peanuts brands revenues and (ii) an increase in bad debt expense due to an increase in our allowance for doubtful accounts related to weakness in our men’s brands.

Operating Income. Operating income for the Current Quarter decreased to $53.6 million, or approximately 62% of total revenue, compared to $59.0 million or approximately 64% of total revenue in the Prior Year Quarter.

Other Expenses – Net.     Other expenses – net changed by approximately $6.9 million from approximately $12.7 million of other expenses - net in the Prior Year Quarter to approximately $5.9 million of other expenses – net in the Current Quarter. This change is primarily due to a decrease in interest expense of approximately $4.8 million from $13.4 million in the Prior Year Quarter to $8.6 million in the Current Quarter. This decrease was mainly driven by $5.8 million of interest expense related to our 1.875% Convertible Notes in the Prior Year Quarter for which there is no comparable expense in the Current Quarter as the 1.875% Convertible Notes were paid off and retired in June 2012. This decrease in interest expense was partially offset by $1.3 million in interest expense in the Current Quarter related to our Revolver (see Note 5 of Notes to Unaudited Condensed Consolidated Financial Statements) for which there was no comparable expense in the Prior Year Quarter. Our equity earnings on joint ventures increased approximately $1.4 million from $0.1 million to $1.5 million primarily due to strength in our MG Icon joint venture.

Provision for Income Taxes. The effective income tax rate for the Current Quarter is approximately 33.7% resulting in a $16.1 million income tax expense, as compared to an effective income tax rate of 32.9% in the Prior Year Quarter which resulted in the $15.2 million income tax expense. The increase in our effective tax rate primarily relates to a true-up to our FY 2011 tax return.

Net Income. Our net income was approximately $31.6 million in the Current Quarter, compared to net income of approximately $31.0 million in the Prior Year Quarter, as a result of the factors discussed above.

The Current Nine Months compared to the Prior Year Nine Months

Licensing and Other Revenue. Licensing and other revenue for the Current Nine Months totaled $268.7 million, a 2% decrease as compared to $274.3 million for the Prior Year Nine Months. After excluding revenue in the Current Nine Months totaling $18.1 million for which there is no comparable revenue in the Prior Year Nine Months (ie. Ed Hardy, which was consolidated beginning April 2011; Sharper Image, acquired November 2011; and the IBD transaction in May 2012 – see Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements for descriptions of these transactions), comparable revenue decreased approximately $23.7 million. This decrease in comparable revenue was primarily related to the transition of the Royal Velvet brand to a new direct-to-retail license with J.C. Penney Company, Inc. as well as weakness in our men’s business related to Rocawear, Ed Hardy (which includes the comparable months of May through September) and Ecko (mainly related to the footwear business). This aggregate decrease was partially offset by an increase revenues in the Current Nine Months from our Peanuts brands as compared to the Prior Year Nine Months.

Operating Expenses. Selling, general and administrative expenses, herein referred to as SG&A, totaled $98.6 million for the Current Nine Months compared to $97.4 million for the Prior Year Nine Months. After excluding SG&A totaling $1.9 million in the Current Nine Months for which there is no comparable SG&A in the Prior Year Nine Months (ie. Ed Hardy, which was consolidated beginning April 2011; and Sharper Image, acquired November 2011), comparable SG&A decreased approximately $0.7 million. This decrease in comparable SG&A was primarily driven by (i) a decrease of $3.2 million in advertising expense due to the timing of certain initiatives and efficiencies implemented primarily related to our Peanuts brands, and (iii) a decrease of $1.8 million in amortization expense as certain license agreements from prior acquisitions were fully amortized in the prior period and therefore had no amortization in the Current Nine Months. These aggregate decreases were partially offset by an aggregate increase of $4.6 million due to: (i) an increase in artist royalties related to the increase in Peanuts brands revenues and (ii) an increase in bad debt expense due to an increase in our allowance for doubtful accounts related to weakness in our men’s brands.

Operating Income. Operating income for the Current Nine Months decreased to $170.1 million, or approximately 63% of total revenue, compared to $176.8 million or approximately 64% of total revenue in the Prior Year Nine Months.

Other Expenses – Net.     Other expenses – net changed by $18.0 million from approximately $10.5 million of other expenses - net in the Prior Year Nine Months to approximately $28.5 million of other expenses – net in the Current Nine Months. This change is primarily due to a non-cash re-measurement gain of $21.5 million in the Prior Year Nine Months related to the Ed Hardy transaction in April 2011 which is included in interest and other income, for which there is no comparable gain in the Current Nine Months. After excluding the aforementioned gain in the Prior Year Nine Months related to the Ed Hardy transaction, the remaining change in other expenses - net is primarily due to a decrease in interest expense of approximately $2.0 million from $37.1 million in the Prior Year Nine Months to $35.2 million in the Current Nine Months. This decrease was mainly driven by $5.8 million of interest expense for interest in the Prior Year Nine Months related to our 1.875% Convertible Notes for which there is no comparable expense in the Current Nine Months as the 1.875% Convertible Notes were paid off and retired in June 2012, as well as approximately $4.9 million of interest expense in the Prior Year Nine Months related to our term loan facility which was paid off and retired in the Prior Year Nine Months and for which there is no comparable expense in the Current Year Nine Months. This decrease in interest expense was partially offset by $7.7 million of interest expense related to our 2.50% Convertible Notes (June 2012) for the period of January 2012 through May 2012 for which there is no comparable expense in the Prior Year Nine Months as well as $1.5 million in interest expense in the Current Nine Months related to our Revolver (see Note 5 of Notes to Unaudited Condensed Consolidated Financial Statements) for which there was no comparable expense in the Prior Year Nine Months. Our equity earnings on joint ventures increased approximately $1.0 million from $3.2 million to $4.2 million primarily due to strength in our MG Icon joint venture, partially offset by earnings in the Prior Year Nine Months related to the Hardy Way joint venture through April 2011 for earnings prior to its consolidation with the Company following the transaction described above.

Provision for Income Taxes. The effective income tax rate for the Current Nine Months is approximately 33.3% resulting in the $47.1 million income tax expense, as compared to an effective income tax rate of 33.3% in the Prior Year Nine Months which resulted in the $55.3 million income tax expense.

Net Income. Our net income was approximately $94.5 million in the Current Nine Months, compared to net income of approximately $111.0 million in the Prior Year Nine Months, as a result of the factors discussed above.

Liquidity and Capital Resources

Liquidity

Our principal capital requirements have been to fund acquisitions, working capital needs and, to a lesser extent, share repurchases and capital expenditures. We have historically relied on internally generated funds to finance our operations and our primary source of capital needs for acquisition has been the issuance of debt and equity securities. At September 30, 2012 and December 31, 2011, our cash totaled $65.8 million and $181.8 million, respectively, including short-term restricted cash of $14.6 million and $14.1 million, respectively.

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

On June 29, 2012, we paid an aggregate amount of $290.2 million in full satisfaction of the Company’s obligations under the 1.875% Convertible Notes. The 1.875% Convertible Notes were repaid at par ($287.5 million) plus accrued interest from January 1, 2012 through June 30, 2012. We repaid the 1.875% Convertible Notes through a combination of cash on our balance sheet and the aforementioned $150.0 million in cash proceeds from the Revolver.

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

Changes in Working Capital

At September 30, 2012 and December 31, 2011, the working capital ratio (current assets to current liabilities) was 2.59 to 1 and 0.78 to 1, respectively. Commentary on components of our cash flows for the Current Nine Months as compared to the Prior Year Nine Months is set forth below:

Operating Activities

Net cash provided by operating activities increased approximately $21.7 million, from $135.7 million in the Prior Year Nine Months to $157.5 million in the Current Nine Months. After excluding the non-cash re-measurement gain, net of tax, associated with the Ed Hardy transaction in April 2011 (see Note 3 to Unaudited Condensed Consolidated Financial Statements) for which there is no comparable transaction in the Current Nine Months, the primary drivers of the increase in net cash provided by operating activities was the following: (i) our deferred income taxes increased approximately $8.7 million; (ii) an increase of $17.0 million in aggregate changes in operating assets and liabilities, net of business acquisitions; (iii) an increase of $1.8 million in our allowance for doubtful accounts due to weakness in certain men’s brands; and (iv) a net increase of $1.1 million in amortization of convertible notes discount related to our 2.50% Convertible Notes which were outstanding for only one month in the Prior Year Nine Months as compared to a full period for the Current Nine Months, partially offset by the decrease in amortization of convertible notes discount related to the payoff and retirement of our 1.875% Convertible Notes in June 2012. These increases were partially offset by the following: (i) a decrease of $2.7 million in net income (after taking effect for the Ed Hardy transaction, net of tax – see above), (ii) non-cash amortization expense related to deferred financing costs decreased $2.5 million due to the acceleration of deferred financing costs related to the early extinguishment of our term loan facility in the Prior Year Nine Months for which there is no comparable charge in the Current Nine Months; and (iii) non-cash amortization expense for certain definite-lived intangibles decreased by a net amount of $1.3 million as the useful life of certain licensing agreements, non-compete agreements and domain names associated with prior period acquisitions have been fully amortized as of the end of FY 2011, partially offset by the increase of amortization expense related to licensing agreements related to the Ed Hardy (April 2011) and Sharper Image (November 2011) transactions for which there is no comparable amortization in the Current Nine Months.

Investing Activities

Net cash used in investing activities in the Current Nine Months decreased approximately $74.7 million, from $89.0 million in the Prior Year Nine Months to $14.3 million in the Current Nine Months. This decrease is primarily due to $62.0 million paid by us in April 2011 to increase our ownership of the Ed Hardy brands from 50% to 85% and acquire substantially all of the licensing rights to the Ed Hardy brands and trademarks from its licensee, a decrease in our net distributions to our joint venture partners of $17.5 million, as well as $4.5 million in proceeds from the sale of trademarks in the Current Nine Months for the Iconix Latin America and IBD transactions (described in Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements), for which there were no comparable transactions in the Prior Year Nine Months. This was partially offset by additional investments aggregating $6.9 million in our Iconix Latin America and Scion joint ventures in the Current Nine Months (see Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements), and earn-out payments on acquisitions totaling $3.8 million primarily related to the launches of the Material Girl fragrance and the new Truth or Dare brand.

Financing Activities

Net cash used in financing activities increased by $316.5 million, from $56.8 million of net cash provided by financing activities in the Prior Year Nine Months to net cash used in financing activities of $259.7 million in the Current Nine Months. The main drivers of this net increase of cash used in financing activities was as follows: (i) a decrease in proceeds from long-term debt of $142.5 million, from $292.5 million in the Prior Year Nine Months related to the issuance of our 2.50% Convertible Notes in June 2011 as compared to $150.0 million in the Current Nine Months related to our proceeds from the Revolver in June 2012; (ii) an increase in aggregate principal payments of $122.5 million, from $202.5 million in the Prior Year Nine Months to $325.0 million in the Current Nine Months, primarily related to a principal payment of $287.5 million in June 2012 for the retirement of our 1.875% Convertible Notes, as compared to aggregate principal payments of $172.6 million for our term loan facility which was fully extinguished in May 2011; and (iii) shares repurchased on the open market for $88.3 million in the Current Nine Months as part of our stock repurchase plan. There were no repurchases of shares on the open market in the Prior Year Nine Months. The aggregate of the aforementioned drivers of this net increase of cash used in financing activities was partially offset by net cash paid of $29.9 million in the Prior Year Nine Months from the sale of the 2.50% Sold Warrants and purchase of the 2.50% Convertible Note Hedges related to the 2.50% Convertible Notes issuance in May 2011, for which there were no comparable transactions in the Current Nine Months.

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

We invested in certain auction rate securities, herein referred to as ARS. Beginning in the third quarter of 2007 and through September 30, 2012, our balance of ARS failed to auction due to sell orders exceeding buy orders, and the insurer of the ARS exercised its put option to replace the underlying securities of the ARS with its preferred securities. Further, although the ARS had paid cash dividends according to their stated terms, the payments of cash dividends ceased after July 31, 2009 and were only temporarily reinstated for the four week period from December 23, 2009 to January 15, 2010. The dividends would be resumed only if the board of directors of the insurer declared such cash dividends to be payable at a later date. No further dividends were received. In January 2010, we commenced a lawsuit against the broker-dealer of these ARS (“ARS Lawsuit”) alleging, among other things, fraud, and seeking full recovery of the $13.0 million face value of the ARS, as well as legal costs and punitive damages. On June 4, 2012 the ARS Lawsuit was dismissed by the United States District Court for Southern District of New York. The Company has appealed the decision of the District Court with the Second Circuit Court of Appeals. In November 2010, the insurer filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code. These funds will not be available to us unless we realize recovery through the bankruptcy process, settlement or legal judgment of the action brought against the broker-dealer. Due to the bankruptcy of the insurer of the ARS, which reduced the market value of its preferred securities to zero, we estimated the fair value of our ARS to be zero. We believe this cumulative decrease in fair value is permanent due to the aforementioned bankruptcy. The cumulative effect of the failure to auction since the third quarter of fiscal 2007 through the Current Quarter has resulted in pre-tax loss of $13.0 million which was reflected in the Consolidated Income Statement as a loss on marketable securities in the fourth quarter of 2010.

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

The principal executive officer and principal financial officer also conducted an evaluation of internal control over financial reporting, herein referred to as internal control, to determine whether any changes in internal control occurred during the three months ended September 30, 2012 that may have materially affected or which are reasonably likely to materially affect internal control. Based on that evaluation, there has been no change in the Company’s internal control during the three months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control.

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

As of September 30, 2012, our unaudited condensed consolidated balance sheet reflects debt of approximately $475.5 million, including secured debt of $223.8 million ($150.0 million under our Revolver, $14.3 million under Asset-Backed Notes issued by our subsidiary, IP Holdings, and $59.5 million under the Ecko Note), primarily all of which was incurred in connection with our acquisition activities or in the repayment of debt incurred in connection with such acquisition activities. In accordance with ASC Topic 820, our 2.50% Convertible Notes are included in our $475.5 million of consolidated debt at a net debt carrying value of $251.7 million; however, the principal amount owed to the holders of our 2.50% Convertible Notes is $300.0 million (due June 1, 2016). Also the Ecko Note, while consolidated on our balance sheet, is an obligation solely of the IPH Unltd joint venture, with no recourse to us beyond the Zoo York marks pledged as security thereunder by ZY Holdings. We may also assume or incur additional debt, including secured debt, in the future in connection with, or to fund, future acquisitions. Our debt obligations:

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

While we believe that by virtue of the cash on our balance sheet as of September 30, 2012 and the guaranteed minimum and percentage royalty payments due to us under our licenses we will generate sufficient cash from our licensing operations to satisfy our obligations for the foreseeable future, in the event that we were to fail in the future to make any required payment under agreements governing our indebtedness or fail to comply with the financial and operating covenants contained in those agreements, we would be in default regarding that indebtedness. A debt default could significantly diminish the market value and marketability of our common stock and could result in the acceleration of the payment obligations under all or a portion of our consolidated indebtedness.

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

Our licensees Wal-Mart, Target, Kmart/Sears and Kohl’s, were our four largest direct-to-retail licensees during the Current Nine Months, representing approximately 20%, 8%, 6% and 6%, respectively, of our total revenue for such period, while Li & Fung USA (including its affiliates) was our largest wholesale licensee, representing approximately 6% of our total revenue for such period. Because we are dependent on these licensees for a significant portion of our licensing revenue, if any of them were to have financial difficulties affecting their ability to make payments, or if any of these licensees decides not to renew or extend any existing agreement with us, or to significantly reduce its sales of licensed products under any of the agreement(s), our revenue and cash flows could be reduced substantially.

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

As of September 30, 2012, goodwill represented approximately $223.4 million, or approximately 11% of our total consolidated assets, and trademarks and other intangible assets represented approximately $1,542.4 million, or approximately 76% of our total consolidated assets. Under current U.S. GAAP accounting standards, goodwill and indefinite life intangible assets, including most of our trademarks, are no longer amortized, but instead are subject to impairment evaluation based on related estimated fair values, with such testing to be done at least annually. While, to date, no impairment write-downs have been necessary, any write-down of goodwill or intangible assets resulting from future periodic evaluations would, as applicable, either decrease our net income or increase our net loss and those decreases or increases could be material.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There have been no unregistered sales of equity securities during the Current Nine Months. The following table represents information with respect to purchases of common stock made by the Company during the Current Quarter:

Month of purchase	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
July 1 – July 31	2,949	$17.48	184,587	$92,526,708
August 1 – August 31	6,828	$17.91	-	$92,526,708
September 1 – September 30	690	$18.55	-	$92,526,708

Total	10,467	$17.83	184,587	$92,526,708

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

Item 6. Exhibits

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

3(iv)	Restated and amended By-Laws of Iconix Brand Group, Inc. (1)

Exhibit 31.1	Certification of Chief Executive Officer Pursuant To Rule 13a-14 or 15d-14 of The Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002*

Exhibit 31.2	Certification of Chief Financial Officer Pursuant To Rule 13a-14 or 15d-14 of The Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002*

Exhibit 32.1	Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002*

Exhibit 32.2	Certification of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002*

Exhibit 101.INS	XBRL Instance Document*

Exhibit 101.SCH	XBRL Schema Document*

Exhibit 101.CAL	XBRL Calculation Linkbase Document*

Exhibit 101.DEF	XBRL Definition Linkbase Document*

Exhibit 101.LAB	XBRL Label Linkbase Document*

Exhibit 101.PRE	XBRL Presentation Linkbase Document*

(1)	Filed with the Company’s Current Report on Form 8-K on August 7, 2012
*	Filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Iconix Brand Group, Inc.
(Registrant)

Date: November 1, 2012	/s/ Neil Cole
Neil Cole
Chairman of the Board, President
and Chief Executive Officer

Date: November 1, 2012	/s/ Warren Clamen
Warren Clamen
Executive Vice President
and Chief Financial Officer