Form 10-K
period 2012-12-31
ICONIX BRAND GROUP, INC.
filed 2013-02-28
CIK 857737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

0-10593

(Commission File Number)

ICONIX BRAND GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	11-2481903
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1450 Broadway, New York, New York 10018

(Address of principal executive offices) (zip code)

Registrant’s telephone number, including area code: (212) 730-0030

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of the close of business on June 30, 2012 was approximately $1,138.0 million. As of February 22, 2013, 64,836,194 shares of the registrant’s Common Stock, par value $.001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s proxy statement for its annual meeting of stockholders to be held in 2013 are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

ICONIX BRAND GROUP, INC. - FORM 10-K

Unless the context requires otherwise, references in this Form 10-K to the “Company”, “Iconix”, “we”, “us”, “our”, or similar pronouns refer to Iconix Brand Group, Inc. and its consolidated subsidiaries.

PART I

Item 1. Business

General

The Company is a brand management company engaged in licensing, marketing and providing trend direction for a portfolio of consumer and entertainment brands. The portfolio includes the following wholly-owned brands: Candie’s®, Bongo®, Badgley Mischka®, Joe Boxer®, Rampage®, Mudd®, London Fog®, Mossimo®, Ocean Pacific®/OP®, Danskin®/Danskin Now®, Rocawear®, Cannon®, Royal Velvet®, Fieldcrest®, Charisma®, Starter®, Waverly®, Zoo York®, Sharper Image® and Umbro®, which the Company licenses directly to leading retailers (herein referred to as direct-to-retail), wholesalers and suppliers for use across a wide range of product categories, including apparel, footwear, sportswear, fashion accessories, home products and decor, beauty and fragrance, and, in the case of the Sharper Image brand, consumer electronics and novelty products. In addition, Scion, a joint venture in which the Company has a 50% investment, owns the Artful Dodger® brand and has a 50% investment in the Ice Cream® and Billionaire Boys Club® brands; Hardy Way, a joint venture in which the Company has an 85% investment, owns the Ed Hardy® brand; IPH Unltd, a joint venture in which the Company has a 51% investment, owns the Ecko Unltd® and Mark Ecko® portfolio of brands; MG Icon, a joint venture in which the Company has a 50% investment, owns the Material Girl® and Truth or Dare® brands; Peanuts Holdings, a joint venture in which the Company has an 80% investment, owns the Peanuts® brand and characters through its wholly-owned subsidiary Peanuts Worldwide; and Icon Modern Amusement, a joint venture in which the Company has a 51% investment, owns the Modern Amusement® brand. Products bearing the Company’s brands are sold across a variety of distribution channels through direct-to-retail and wholesale licenses, from the mass tier to the luxury market and, in the case of the Peanuts brand, through various media outlets, including television, movies, web-based and mobile content. The Company supports its brands with innovative advertising and promotional campaigns designed to increase brand awareness, and provides its licensees with coordinated trend direction to enhance product appeal and help maintain and build brand integrity.

The Company has a business strategy designed to maximize the value of its brands by entering into strategic licenses with licensees that have the responsibility for designing, manufacturing and distributing the licensed products. Licensees are selected based upon the Company’s belief that they will be able to produce and sell quality products in the categories of their specific expertise and that they are capable of exceeding minimum sales targets and royalties that the Company generally requires for each brand.

The Company plans to continue to build its brand portfolio by acquiring additional brands directly or through joint ventures. In assessing potential acquisitions or investments, the Company primarily evaluates the strength of the target brand as well as the expected viability and sustainability of future royalty streams. The Company believes that this focused approach allows it to screen a wide pool of consumer brand candidates, quickly evaluate acquisition targets and efficiently complete due diligence for potential acquisitions.

In addition, the Company also seeks to monetize its brands through international licenses, partnerships and other arrangements, such as joint ventures. Since September 2008, the Company has established the following international joint ventures: Iconix China, Iconix Latin America, Iconix Europe, OP Japan and Iconix India.

The Company also continues to arrange, as agent, through its wholly-owned subsidiary, Bright Star, for the manufacture of footwear products for mass market and discount retailers under their private label brands. Bright Star has no inventory and earns commissions on sales.

Since October 2004, the Company has acquired the following brands:

Date acquired	Brand
October 2004	Badgley Mischka
July 2005	Joe Boxer
September 2005	Rampage
April 2006	Mudd
August 2006	London Fog
October 2006	Mossimo
November 2006	Ocean Pacific/OP
March 2007	Danskin
March 2007	Rocawear
October 2007	Official-Pillowtex brands (Cannon, Royal Velvet, Fieldcrest and Charisma)
December 2007	Starter
October 2008	Waverly

July 2011 [1]	Zoo York
October 2011	Sharper Image
November 2012	Umbro

In addition to the acquisitions above, the Company has acquired ownership interests in the following brands through its investments in joint ventures through December 31, 2012:

Date Acquired/Invested	Brand	Investment / Joint Venture	Iconix’s Interest
November 2007	Artful Dodger	Scion	50%
May 2009, April 2011	Ed Hardy[2]	Hardy Way	85%
October 2009	Ecko and Zoo York[1]	IPH Unltd	51%
March 2010	Material Girl and Truth or Dare	MG Icon	50%
June 2010	Peanuts	Peanuts Holdings	80%
May 2012	Ice Cream, Billionaire Boys Club	Scion	25%
December 2012	Modern Amusement	Icon Modern Amusement	51%

[1]

In July 2011, the Company, through its wholly-owned subsidiary ZY Holdings, purchased the Zoo York brand and related assets from its IPH Unltd joint venture, increasing its effective ownership in the Zoo York brand from 51% to 100%.

[2]	In April 2011, the Company acquired an additional interest in Hardy Way LLC, increasing its effective ownership of the brand from 50% to 85%.

Further, the Company formed the following joint ventures to develop and market the brands in specific international markets, herein collectively referred to as the Company’s “International Joint Ventures”:

Date Created	Investment / Joint Venture	Iconix’s Interest
September 2008	Iconix China	50%
December 2008	Iconix Latin America	50%
December 2009	Iconix Europe	50%
December 2011(1)	OP Japan	55%
May 2012	Iconix India	50%

(1)	In December 2012, the Company sold its remaining 55% interest in OP Japan to its OP Japan joint venture partner, Itochu Corporation, herein referred to as Itochu.

Through its licensing model, the Company has eliminated inventory risk and substantially reduced the operating exposure associated with traditional operating companies, improved its cash flows and net income margins, and benefited from the model’s scalability, all of which enables the Company to leverage new business with its existing infrastructure. The Company’s objective is to capitalize on its brand management expertise and relationships and continue to build a diversified portfolio of consumer brands that generate increasing revenues.

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

The Company’s brands

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

In managing its brands, the Company seeks to capitalize on their histories, while simultaneously working to keep them relevant to today’s consumer.

As of December 31, 2012, the combined brand portfolio of the Company and its joint ventures consisted of the following iconic consumer brands:

Candie’s. Candie’s is known primarily as a junior lifestyle brand, with products in the footwear, apparel and accessories categories, and has achieved brand recognition for its flirty and fun image and affiliations with celebrity spokespeople. Celebrity spokespeople for the Candie’s brand over the past two decades have included Jenny McCarthy, Destiny’s Child, Kelly Clarkson, Hilary Duff, Fergie, Hayden Panetierre, Britney Spears, Vanessa Hudgens, Lea Michele and, currently, Carly Rae Jepsen. Candie’s was established as a brand in 1977 and Iconix purchased the brand from a predecessor company in 1993, making it Iconix’s longest held trademark. The primary Licensee for Candie’s is Kohl’s Department Stores, Inc., herein referred to as Kohl’s, which commenced the roll out of the brand in July 2005 in all of its stores in the United States with a multi-category line of Candie’s lifestyle products, including sportswear, denim, footwear, handbags, intimate apparel, children’s apparel, fragrance and home accessories. Candie’s shop-in-shops are in all of Kohl’s over 1,100 stores, creating a brand specific shopping experience. The Candie’s brand is also sold through Candie’s retail stores in Greater China through our Iconix China joint venture and is also licensed in South Korea and the Philippines.

Bongo. The Bongo brand is positioned as a California lifestyle brand, with a broad range of women’s and children’s casual apparel and accessories, including denim, sportswear, eyewear, footwear and watches. The brand was established in 1982 and was purchased by the Company in 1998. In February 2010, the Company signed an exclusive direct-to-retail license agreement with Kmart Corporation, a wholly-owned subsidiary of Sears Holding Corporation (herein referred to as Kmart/Sears), for the brand in the United States covering apparel, accessories and other categories. The Bongo brand is also licensed in various categories in Latin America and Canada. Celebrity spokespeople for the Bongo brand have included Liv Tyler, Rachel Bilson, Nicole Richie, Vanessa Minnillo, Kim Kardashian, Jesse McCartney, Audrina Patridge, and currently, Lucy Hale from the television show Pretty Little Liars on the ABC Family Network.

Badgley Mischka. The Badgley Mischka brand is known as one of the premiere couture eveningwear brands. The brand was established in 1988 and was acquired by the Company in October 2004. Badgley Mischka products are sold in the United States through luxury department and specialty stores, including Bergdorf Goodman, Neiman Marcus and Saks Fifth Avenue, with its largest retail categories being women’s apparel, footwear, handbags and other accessories. Badgley Mischka products are distributed internationally, primarily by our licensees based in the United States and, also, through Badgley Mischka retail stores in Greater China, through our Iconix China joint venture. Badgley Mischka designs have been worn by such celebrities as Angelina Jolie, Catherine Zeta Jones, Halle Berry, Kate Winslet, Ashley and Mary Kate Olsen, Teri Hatcher, Eva Longoria, Carrie Underwood, Lauren Hutton, Angelica Huston and Brooke Shields and, most recently, Rumer Willis.

Joe Boxer. Joe Boxer is a highly recognized lifestyle brand known for its irreverent and humorous image and provocative promotional events. The brand was established in 1985 and was acquired by the Company in July 2005. Since August 2001, Kmart/Sears has held the exclusive license for the brand in the United States covering apparel, fashion accessories and home products for men, women, teens and children. In September 2006, the Company expanded the license with Kmart/Sears to extend the brand into all Sears stores. The brand is also licensed in Mexico, Europe, Latin America, Singapore, Malaysia and the Middle East.

Rampage. Rampage was established in 1982 and is known as a contemporary/junior women’s sportswear brand. The brand was acquired by the Company in September 2005. Rampage products are sold through better department stores such as Macy’s, with the largest retail categories being sportswear, footwear, intimate apparel and swimwear. The brand is also licensed in Canada, Latin America, South Korea, Thailand and the Middle East. Supermodels Petra Nemcova, Gisele Bundchen and Bar Rafaeli have previously been the spokespersons for the Rampage brand and have modeled for its campaigns in past seasons. Most recently, the spokesperson for the brand was 2011 Sports Illustrated Swimsuit edition cover girl, Irina Shayk.

Mudd. Mudd is a highly recognizable junior lifestyle brand, particularly in the denim, footwear and accessories categories. It was established in 1995 and acquired by the Company in April 2006. In November 2008, the Company entered into a multi-year licensing agreement with Kohl’s under which Kohl’s became the exclusive retailer in the United States for apparel, footwear, fashion accessories and jewelry. The brand was launched at Kohl’s in July 2009 and is currently sold in all Kohl’s stores in numerous categories. The brand is also being developed internationally by the Company and through our joint ventures.

London Fog. London Fog is a classic brand known worldwide for its outerwear, cold weather accessories, umbrellas, luggage and travel products. The brand was established over 80 years ago and was acquired by the Company in August 2006. The brand is sold in a variety of categories through wholesale licenses in the United States, primarily through the department store channel. Further, the Company has a direct-to-retail license agreement for London Fog with Hudson’s Bay Corporation in Canada, covering apparel, accessories and lifestyle products and the brand has also been licensed in South Korea and Mexico. At the end of 2012, the Company’s licensee exercised an option to purchase the rights to London Fog outerwear in the United States. In recent years, the celebrity spokespeople for the brand have been Christina Hendricks and Nicole Scherzinger. Currently, the London Fog spokesperson is Alessandra Ambrosio.

Mossimo. Mossimo is known as a contemporary, active and youthful lifestyle brand and is one of the largest apparel brands in the United States. The brand was established in 1986 and acquired by the Company in October 2006. Since 2000, Target Corporation, herein referred to as Target, has held the exclusive Mossimo license in the United States, covering apparel products for men, women and children, including casual sportswear, denim, swimwear, bodywear, watches, handbags and other fashion accessories. Target sells Mossimo apparel and other products in all of its stores. The brand is also licensed on a direct-to-retail basis to Falabella Retail S.A. in Argentina, Columbia, Chile and Peru and to licensees in Australia, New Zealand, Latin America, India and Japan.

Ocean Pacific/OP. Ocean Pacific and OP are global action-sports lifestyle apparel brands which trace their heritage to Ocean Pacific’s roots as a 1960’s surfboard label. The Company acquired the Ocean Pacific/OP brands in November 2006 at which time it assumed 15 domestic licenses covering such product categories as footwear, sunglasses, kids’ apparel and fragrance. In 2007, the OP business in the United States was converted to a direct-to-retail license with Wal-Mart Stores, Inc., herein referred to as Wal-Mart. In Spring 2008, OP launched exclusively in select Wal-Mart stores in the United States, and was expanded to all stores in 2009. Currently the brand is distributed by Wal-Mart in the United States, Canada, Mexico and Argentina, and through other licensees in Europe, the Middle East and Chile.

Danskin. Danskin, the Company’s oldest brand, is a 126 year-old iconic brand of women’s activewear, legwear, dancewear, yoga apparel and fitness equipment, which the Company acquired in March 2007. The primary license for the Danskin brand is a direct-to-retail license with Wal-Mart for Danskin Now covering a wide range of women’s and girl’s apparel, footwear, accessories and fitness equipment. The Danskin Now brand is sold through all Wal-Mart stores in the United States and Canada. In addition, the Danskin brand continues to be sold through better department, mid-tier, specialty and sporting goods stores, as well as through Danskin.com. The Danskin brand is also licensed for fitness and exercise equipment in Canada, Mexico, South Africa, Australia, New Zealand and the United Kingdom. In 2011, the Company launched a national campaign titled the Danskin “Move for Change”, a goodwill initiative dedicated to the health and wellness of women and children, featuring actress, singer and author, Hilary Duff, actress and author, Jenny McCarthy, TV personality, Padma Lakshmi and supermodel and actress, Christie Brinkley. This initiative was created to continually support organizations and programs that research, foster and fund women and children’s health initiatives.

Rocawear. Rocawear is a leading urban lifestyle apparel brand established by Shawn “Jay-Z” Carter and his partners in 1999. The Company acquired the Rocawear brand in March 2007. The Rocawear brand is currently licensed in the United States in a variety of categories, including men’s, women’s and kids’ apparel, outerwear, footwear, jewelry, handbags and fragrance. Rocawear products are sold primarily through department and specialty stores, and most recently, Rocawear branded retail stores and outlets. The brand is also licensed in Canada, Mexico, Brazil, Europe, Japan and the Middle East. The founder, Jay-Z, remains involved with the brand as an owner of the core menswear licensee, and serves as an endorser of the brand through an endorsement and services agreement which continues through December 31, 2014.

Cannon. Cannon is one of the most recognizable brands in home textiles with a strong heritage and history and is known as the first textile brand to sew logos onto products. Cannon was established in 1887, making it the Company’s third oldest brand. The Company acquired Cannon as part of the 2007 Pillowtex acquisition. At the time of the acquisition, the brand was distributed in over 1,000 regional department stores, including Meijer, ShopKo, Mervyn’s and Steinmart, as well as through Wal-Mart and Costco Wholesale Corporation, herein referred to as Costco. In February 2008, the Company signed a direct-to-retail license with Kmart/Sears for Cannon to be sold exclusively in the United States and Canada in both Kmart and Sears stores in multiple categories. In addition, the brand is licensed in Latin America, the Middle East, Greece and parts of Southeast Asia.

Royal Velvet. Royal Velvet is a distinctive luxury home textile brand that strives to deliver the highest quality to consumers. Royal Velvet products include towels, sheets, rugs and shams. The Royal Velvet towel has been an industry standard since 1954. The Company acquired Royal Velvet as part of the 2007 Pillowtex acquisition. In April 2011, the Company entered into a direct-to-retail license with JC Penney Corporation, Inc., herein referred to as JC Penney, for the Royal Velvet brand to be sold exclusively in JC Penney stores in the United States, which commenced in February 2012. In addition, the brand is sold through Royal Velvet retail stores in Greater China through our Iconix China joint venture and has been licensed in the Middle East and Mexico.

Fieldcrest. Fieldcrest is a brand known for quality bed and bath textiles that are classic in style. The Fieldcrest brand was established in 1883, making it the Company’s second oldest brand. The Company acquired Fieldcrest as part of the 2007 Pillowtex acquisition. Since 2005, the Fieldcrest brand has been licensed exclusively to Target in the United States. Categories include fashion bedding, bath, towel, rugs, basic bedding and sheets. The brand is also licensed in Canada, the Middle East, Latin America, Greece, Thailand, New Zealand and South Korea.

Charisma. Charisma home textiles were introduced in the 1970’s and are known for their quality materials and classic designs. The Company acquired Charisma as part of the 2007 Pillowtex acquisition. In February 2009, the Company signed a direct-to-retail license with Costco for certain Charisma products to be sold in Costco stores and on costco.com in the United States and other countries. The brand is also licensed in the United States and Canada for distribution through better department stores such as Bloomingdales. In addition, the brand is licensed in Australia and New Zealand. In the past, celebrity spokespeople for the brand have included Jason Lewis, and, most recently, Gabriel Aubry.

Starter. Starter, founded in 1971, is one of the original brands in licensed team sports merchandise and is a highly recognized brand of athletic apparel and footwear. The Company acquired Starter in December 2007. At the time of the acquisition, the brand was distributed in the United States primarily at Wal-Mart through a number of wholesale licensees. In July 2008, the brand was licensed to Wal-Mart on a direct-to-retail basis. The Starter brand is sold through all Wal-Mart stores in the United States and Canada. In addition, the brand is licensed in Europe, Australia, New Zealand, South Korea and Japan.

Waverly. Founded in 1923, Waverly is a premier home fashion and lifestyle brand and one of the most recognized names in home decor. The Company acquired Waverly in October 2008. Waverly has a direct-to-retail agreement in the United States with Lowe’s Companies, Inc., herein referred to as Lowe’s, for Waverly Home Classics for a variety of select home furnishings, including paint. Waverly is also licensed in the United States for products including fabric, window treatments and bedding that are sold through retailers such as Jo-Ann’s and Lowe’s as well as interior design rooms and other specialty retailers. The Waverly brand is also licensed in a number of international territories, including Canada, Mexico, Europe, Australia, the Philippines, the Middle East and parts of Southeast Asia.

Zoo York. Zoo York is an East Coast based action lifestyle brand, named for the graffiti-art infused counterculture of 1970’s New York City. Zoo York has licenses with wholesalers covering a variety of products, including men’s, women’s and kids’ apparel and footwear. The Company acquired a 51% interest in the Zoo York brand as part of the Ecko acquisition in 2009, and the Company increased its ownership to 100% in 2011. In December 2009, the brand was licensed to Li & Fung USA for the core men’s apparel category through December 31, 2015. The brand is also licensed in Canada, Europe, Latin America, Japan, Australia, New Zealand, South Korea, South Africa, the Middle East and parts of Southeast Asia.

Sharper Image. Founded in 1977, Sharper Image is a respected brand in the consumer electronics industry and is best known for its innovative home products. The Company acquired the Sharper Image brand in October 2011. The brand has been licensed for a variety of products, including audio and video electronics, travel gear, personal home products, kitchen and bath accessories, massage products, air purification products and giftables, and in territories including the United States, Europe, Canada, Mexico, Latin America, Japan, Turkey and the Middle East. Most recently, the spokesperson for the brand has been Megan Fox.

Umbro. Founded in 1924, Umbro is the original global football (soccer) brand. The brand combines its British heritage with a modern football lifestyle to create iconic sports apparel and footwear which is sold through a variety of licenses in the United Kingdom, Europe, Russia, Latin America, Southeast Asia, the United States, Canada, the Middle East and in other countries around the world. The Company acquired the Umbro brand in November 2012.

Brands Owned by the Company’s Joint Ventures

Scion LLC

Scion is a brand management and licensing company formed by the Company with Shawn “Jay-Z” Carter in March 2007 to buy, create, develop and license brands across a spectrum of consumer product categories. In November 2007, Scion, through its wholly-owned subsidiary, Artful Holdings LLC, purchased the Artful Dodger brand, a high end urban apparel brand. Also, in May 2012, Scion purchased a 50% interest in the Billionaire Boys Club and Ice Cream brands.

Hardy Way

In May 2009, the Company acquired a 50% interest in Hardy Way, the owner of the Ed Hardy brand and trademarks. In April 2011, the Company made an additional investment in Hardy Way which increased its ownership interest to 85%. Don Ed Hardy and his artwork date back to 1967 when he transformed the tattoo business into an artistic medium. He began licensing his name and artwork for apparel in 2003 and today the Ed Hardy brand is recognized by its tattoo inspired lifestyle products. The brand is licensed to wholesalers in the United States and elsewhere throughout the world in multiple categories, including men’s, women’s and kids apparel, footwear, handbags, fragrance, cosmetics and other consumer products.

IPH Unltd

In October 2009, the Company, through the then newly formed joint venture company IPH Unltd, acquired a 51% controlling stake in the Ecko and Zoo York portfolio of brands. In July 2011, the Company, through its wholly-owned subsidiary ZY Holdings, purchased the Zoo York brand and related assets from IPH Unltd, increasing its ownership in the Zoo York brand from 51% to 100%. Founded in 1993, Ecko and its various diffusion brands (e.g. Ecko Unltd, Ecko Red, Marc Ecko, among others) are marketed and sold to consumers in lifestyle categories, including active-athletic, streetwear, collegiate/preppy and denim fashion. Licenses for Ecko products in the United States cover a variety of categories, including men’s, women’s and kids’ apparel, outerwear, underwear and fragrance. Ecko products are sold primarily through better department and specialty stores as well as freestanding Ecko Unltd retail scores. The Ecko brands are also licensed to wholesale licensees in Japan, Latin America, Australia, India, South Africa and other countries throughout the world.

MG Icon

MG Icon was formed by the Company with Madonna and Guy Oseary in March 2010 to buy, create, develop and license brands across a spectrum of consumer product categories, with Madonna serving as the creative director. Concurrent with the formation of this joint venture, MG Icon entered into a direct-to-retail license with Macy’s Retail Holdings, Inc., herein referred to as Macy’s, for the Material Girl brand covering a wide array of consumer categories. In November 2011, MG Icon announced its second brand, Truth or Dare, which launched worldwide in 2012 with a new fragrance, Truth or Dare by Madonna, and has since expanded to footwear and intimates.

Peanuts Worldwide

In June 2010, the Company, through its wholly-owned subsidiary Icon Entertainment LLC, acquired an 80% controlling stake in Peanuts Holdings, which, through its wholly-owned subsidiary, Peanuts Worldwide, owns and manages the Peanuts brands and characters, including Snoopy, Charlie Brown, Lucy, Linus, Peppermint Patty, Sally, Schroeder, Pig-Pen and Woodstock. The Company’s 20% partner in Peanuts Holdings is the family of Charles Schulz, the creator of the Peanuts brand and characters. Peanuts has a strong diversified global licensing platform with over 700 licensing agreements including relationships with MetLife, ABC Network, Hallmark, Universal Studios, Warner Bros., Cedar Fair, H&M, Benetton, Old Navy, CVS and Walgreens. In October 2012, the Company entered into an agreement with Twentieth Century Fox Animation to produce an animated movie featuring the iconic Peanuts characters, which is scheduled to be released in 2015. The Peanuts brand is licensed in over 40 countries.

Icon Modern Amusement

In December 2012, the Company entered into an interest purchase and management agreement with Dirty Bird Productions, Inc., a California corporation, in which the Company effectively purchased a 51% interest in the Modern Amusement trademarks and related assets. Modern Amusement is a premium west coast-lifestyle brand with a focus on casual sportswear apparel and related accessories for young men and young women. Modern Amusement is licensed in the U.S. in various categories through Pacific Sunwear, and is also licensed in Australia.

International Joint Ventures

Iconix China

In September 2008, the Company and Novel Fashions Holdings Limited, herein referred to as Novel, formed a joint venture, Iconix China, to develop, exploit and market the Company’s brands in the People’s Republic of China, Hong Kong, Macau and Taiwan, herein referred to as the China territory. Iconix China seeks to maximize brand monetization through investment, whereby Iconix China receives a minority equity stake in local operating companies in exchange for the rights to one or more of the Company’s brands in the China territory and brand management support. Since September 2008, Iconix China has completed seven separate investments for the Rampage, London Fog, Rocawear, Badgley Mischka, Candie’s, Royal Velvet and Ed Hardy brands. In December 2011, Iconix China completed its first monetization through the initial public offering of China Outfitters Holdings Limited, herein referred to as China Outfitters, its partner for the London Fog brand in the region. In connection with the offering, Iconix China converted a minority equity stake in a subsidiary of China Outfitters that it had received in 2008 in exchange for the contribution of its rights to the London Fog brand. Also, in December 2012, Iconix China sold its interests in the Artful Dodger and Zoo York brands in Greater China to China Outfitters.

Iconix Latin America

In December 2008, the Company contributed substantially all rights to its wholly-owned brands in Mexico, Central America, South America, and the Caribbean, herein referred to as the Latin America territory, to Iconix Latin America, a then newly formed wholly-owned subsidiary. Also in December 2008 and shortly after the formation of Iconix Latin America, New Brands America LLC, herein referred to as New Brands, an affiliate of the Falic Group, purchased a 50% interest in Iconix Latin America, to assist the Company in developing, exploiting, marketing and licensing the Company’s brands in the Latin America territory. Since 2008, the Company has contributed to Iconix Latin America certain rights with respect to the following additional brands in the Latin America territory: Ed Hardy, Ecko, Zoo York and Sharper Image.

Iconix Europe

In December 2009, the Company contributed substantially all rights to its wholly-owned brands in all member states and candidate states of the European Union, and certain other European countries, herein referred to as the European territory, to Iconix Europe, a then newly formed wholly-owned subsidiary of the Company. Also, in December 2009 and shortly after the formation of Iconix Europe, an investment group led by Albion Equity Partners LLC, purchased a 50% interest in Iconix Europe through Brand Investments Vehicle Group 3 Limited. Also, as part of this transaction, Iconix Europe entered into a multi-year brand management and services agreement with The Licensing Company to assist in developing, exploiting, marketing and licensing the contributed brands in the European territory.

OP Japan

In November 2011, the Company contributed substantially all rights to the Ocean Pacific and OP brand in Japan, Singapore, Malaysia, Indonesia and certain other countries in Asia, herein referred to as the OP Japan territory, to OP Japan, a then newly formed subsidiary of the Company. On November 28, 2011, Itochu purchased a 45% interest in OP Japan to assist the Company in developing, exploiting, marketing and licensing the Company’s brands in the OP Japan Territory. In conjunction with this transaction, Itochu entered into a master license agreement with OP Japan for the OP Japan territory. In December 2012, the Company sold its remaining 55% interest in OP Japan to Itochu.

Iconix India

In May 2012, the Company contributed substantially all rights to its wholly-owned and controlled brands in India to Imaginative Brand Developers Private Limited, now known as Iconix Lifestyle India Private Limited and herein referred to as Iconix India, a then newly formed subsidiary of the Company. Shortly thereafter, Reliance Brands Limited, herein referred to as Reliance, an affiliate of the Reliance Group, purchased a 50% interest in Iconix India to assist the Company in developing, exploiting, marketing and licensing the Company’s brands in India.

Other

Bright Star

Bright Star provides design direction and arranges for the manufacturing and distribution of men’s private label footwear products primarily for Wal-Mart under its private labels. Bright Star acts solely as an agent and never assumes ownership of the goods. For each of the years ended December 31, 2012, 2011 and 2010 Bright Star’s agency commissions represented less than 1% of the Company’s revenues.

Licensing and other relationships

The Company’s business strategy is to maximize the value of its brands by entering into strategic licenses with licensees who have the responsibility for manufacturing and selling the licensed products. The Company licenses its brands with respect to a broad range of products, including apparel, footwear, fashion accessories, sportswear, home products and décor, and beauty and fragrance, and in the case of its Sharper Image brand, consumer electronics and novelty products, and further, in the case of our Peanuts brands, a wide range of consumer products and entertainment and media services. The Company seeks licensees with the ability to produce and sell quality products in their licensed categories and the demonstrated ability to meet and exceed minimum sales thresholds and royalty payments to the Company.

The Company maintains direct-to-retail and traditional wholesale licenses. Typically, in a direct-to-retail license, the Company grants exclusive rights to one of its brands to a single national retailer for a broad range of product categories. For example, the Candie’s brand is licensed exclusively to Kohl’s in the United States across a variety of product categories. Direct-to-retail licenses provide retailers with proprietary rights to national brands and favorable economics. Proprietary brands also typically receive greater support from retailers, including premium shelf space and strong in-store presentations. In a traditional wholesale license, the Company grants rights to a single or small group of related product categories to a wholesale supplier, who is permitted to sell licensed products to multiple stores within an approved channel of distribution. For example, the Company licenses the Umbro brand to numerous wholesale suppliers for products ranging from athleticwear to footwear and apparel, for sale and distribution primarily to department and specialty stores.

Each of the Company’s licenses has a stipulated territory or territories, as well as distribution channels in which the licensed products may be sold. Currently, the majority of the Company’s revenues are from domestic based licenses, but the Company also seeks to monetize its trademarks internationally through licenses, partnerships, and other arrangements, such as joint ventures. Since 2008, the Company entered into five international joint ventures. For further information, see above for discussion on Iconix China, Iconix Latin America, Iconix Europe, OP Japan and Iconix India.

The Company’s licenses typically require the licensee to pay the Company royalties based upon net sales with guaranteed minimum royalties in the event that net sales do not reach certain specified targets. The Company’s licenses also typically require the licensees to pay to the Company certain minimum amounts for the advertising and marketing of the respective licensed brands. As of January 1, 2013 the Company and its joint ventures had a contractual right to receive over $600 million of aggregate minimum royalty revenue through the balance of all of their current licenses, excluding any renewals.

The Company believes that coordination of brand presentation across product categories is critical to maintaining the strength and integrity of its brands. Accordingly, the Company typically maintains the right in its licenses to preview and approve all product, packaging and other presentations of the licensed mark. Moreover, in many of its licenses, prior to each season, representatives of the Company supply licensees with trend guidance as to the “look and feel” of the current trends for the season, including colors, fabrics, silhouettes and an overall style sensibility, and then work with licensees to coordinate the licensed products across the categories to maintain the cohesiveness of the brand’s overall presentation in the market place. Thereafter, the Company obtains and approves (or objects and requires modification to) product and packaging provided by each licensee on an on-going basis. In addition, the Company communicates with its licensees throughout the year to obtain and review reporting of sales and the calculation and payment of royalties.

For the year ended December 31, 2012, the Company’s largest direct-to-retail licenses were with Wal-Mart for the OP, Starter and Danskin brands, Target for the Mossimo brand, Kohl’s for the Candie’s brand and Sears/Kmart for the Joe Boxer brand, which collectively represented approximately 30% of total revenue for the period. The Company’s largest wholesale licensee was Li & Fung

USA for Rocawear, Ecko, Zoo York and Peanuts children and junior sportswear, and Cannon home furnishings, collectively representing approximately 6% of total revenue for the period.

Key direct-to-retail licenses

Wal-Mart licenses

Revenue generated by the Company’s three licenses with Wal-Mart, accounted for 17%, 17% and 21% of the Company’s revenue for the years ended December 31, 2012 (“FY 2012”), December 31, 2011 (“FY 2011”) and December 31, 2010 (“FY 2010”), respectively. The following is a description of these licenses:

Danskin Now. In July 2008, the Company entered into a license agreement with Wal-Mart pursuant to which Wal-Mart was granted the exclusive right to use the Danskin Now trademark in the United States, Canada and parts of South and Central America in connection with the design, manufacture, promotion and sale of women’s and girl’s soft lines, including activewear, dancewear, footwear, intimate apparel, apparel accessories and fitness equipment through Wal-Mart stores and Walmart.com. The current term of the license continues through March 31, 2013 and is expected to be extended through December 31, 2014, subject to Wal-Mart’s option to renew for an additional two year term, contingent on Wal-Mart meeting specified performance and minimum sales standards. The license also provides for guaranteed annual minimum royalties that Wal-Mart is obligated to pay the Company for each contract year.

Ocean Pacific/OP. In August 2007, the Company entered into an exclusive direct-to-retail license agreement with Wal-Mart granting Wal-Mart the right to design, manufacture, sell and distribute through Wal-Mart stores and Walmart.com a broad range of apparel and accessories under the Ocean Pacific/OP marks in the United States, Canada and Mexico. The current term of the OP license continues through June 30, 2013 and is expected to be extended through June 30, 2015, subject to Wal-Mart’s option to renew for an additional two year term, contingent on Wal-Mart meeting specified performance and minimum sales standards. The license also provides for guaranteed annual minimum royalties that Wal-Mart is obligated to pay the Company for each contract year.

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

Target licenses

Revenue generated by the Company’s licenses with Target, accounted for 7%, 6% and 7% of the Company’s revenue for FY 2012, FY 2011 and FY 2010, respectively. The following is a description of these licenses:

Mossimo. As part of the Company’s acquisition of the Mossimo trademarks in October 2006, the Company acquired the license with Target, which was originally signed in 2000 and was subsequently amended and restated in March 2006. Pursuant to this license, as further amended, Target has the exclusive right to design, manufacture, and sell through Target stores and Target.com in the United States, its territories and possessions and Canada, a wide range of Mossimo-branded products, including men’s, women’s and kid’s apparel, footwear and fashion accessories. The current term of the license continues through January 31, 2016, subject to Target’s right to renew the license on the same terms and conditions for successive additional terms of two years each. The license also provides for guaranteed annual minimum royalties that Target is obligated to pay the Company for each contract year.

Fieldcrest. As part of the Company’s acquisition of Official-Pillowtex in October 2007, the Company acquired the license with Target for the Fieldcrest brand, which commenced in March 2004. Pursuant to this license, Target has the exclusive right to design, manufacture, and sell through Target stores and Target.com in the United States and Canada a wide range of home products, including bedding, towels, rugs, furniture and dinnerware. The current term of the license continues through January 31, 2015. The license also provides for guaranteed annual minimum royalties that Target is obligated to pay the Company for each contract year.

Kmart/Sears licenses

Revenue generated by the Company’s three licenses with Kmart/Sears, accounted for 6%, 5% and 5% of the Company’s revenue for FY 2012, FY 2011 and FY 2010, respectively. The following is a description of these licenses:

Joe Boxer. As part of the Company’s acquisition of Joe Boxer in July 2005, the Company acquired the license with Kmart/Sears, which commenced in August 2001, pursuant to which Kmart/Sears was granted the exclusive right to manufacture, market and sell through Kmart stores located in the United States and its territories a broad range of products under the Joe Boxer trademark, including men’s, women’s and children’s underwear, apparel, apparel-related accessories, footwear and home products, for an initial term that ended in 2007. In September 2006, the Company entered into a new license with Kmart/Sears that extended the initial term through December 31, 2010. In June 2010, the license was renewed by Kmart/Sears for an additional five year term continuing through December 31, 2015 and Kmart/Sears has options to renew the license for up to three additional terms of five years. This license also provides for guaranteed annual minimum royalties and provides for the expansion of Joe Boxer’s distribution into Sears stores.

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

Kohl’s licenses

Revenue generated by the Company’s two licenses with Kohl’s, accounted for 6%, 6%, and 6% of the Company’s revenue for FY 2012, FY 2011 and FY 2010, respectively. The following is a description of these licenses:

Candie’s. In December 2004, the Company entered into a license agreement with Kohl’s for an initial term of five years which continued through January 29, 2011. In November 2009, the license agreement was amended to extend the term for an additional five year period expiring on January 26, 2016. Pursuant to this license, Kohl’s has the exclusive right to design, manufacture, sell and distribute a broad range of products under the Candie’s trademark, including women’s, juniors’ and children’s apparel, footwear and accessories (except prescription eyewear), beauty and personal care products, home accessories and electronics. Kohl’s has the option to renew the license for up to two additional consecutive terms of five years contingent on Kohl’s meeting specified performance and minimum sale standards. The agreement also provides for guaranteed minimum royalties and advertising payments that Kohl’s is obligated to pay the Company for each contract year.

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

Key wholesale licenses

Li & Fung USA and affiliate licenses

Total revenue generated from these licenses with Li & Fung USA and its affiliates accounted for 6%, 10% and 12% of the Company’s overall revenue in FY 2012, FY 2011 and FY 2010, respectively.

As part of the Company’s acquisition of Official-Pillowtex in October 2007, the Company acquired licenses with Li & Fung USA for the Royal Velvet and Cannon brands. Since the date of the acquisition, these licenses have been amended to permit the Company to enter into the Cannon direct-to-retail license with Sears/Kmart in 2008 and the Royal Velvet direct-to-retail license with JC Penney in 2011, pursuant to an amendment and early termination agreement. The term of the Royal Velvet license, which expired on December 31, 2011, and the term of the Cannon license with respect to the remaining International territories covered by the license will expire on December 31, 2013.

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

Marketing

The Company believes that marketing is a critical element in maximizing brand value to its licensees and to the Company. The Company’s in-house marketing team tailors advertising for the Company’s brands, and each year the Company develops new marketing and promotional campaigns that incorporate the design aesthetic of each brand.

The Company believes that its innovative national marketing and promotional campaigns result in increased sales and consumer awareness of its brands. Because of the Company’s established relationships with agents, managers, magazine publishers and the media in general, the Company has been able to leverage advertising dollars into successful public relations campaigns that reach tens of millions of consumers. The Company also works with its joint venture partners with respect to marketing, advertising and trend direction.

The Company’s advertising expenditures for each of its brands are dedicated largely to crafting and developing creative advertising concepts, reaching appropriate arrangements with spokespeople, advertisements in magazines and trade publications, running internet advertisements and promoting public relations events, securing product placements and developing sweepstakes and media contests often featuring personal appearances and concerts. The advertisements for the Company’s various brands have appeared in fashion magazines such as Seventeen, Teen Vogue, Cosmopolitan, People Style Watch, InStyle and Elle, as well as in popular lifestyle and entertainment magazines such as Us Weekly, Better Homes and Gardens, and Star, as well as in newspapers, on outdoor billboards, through social media sites such as Facebook®, Twitter®, Pinterest® and Instagram®, as well as through various blogs, e-mail blasts, banner advertisements, online sweepstakes and gift with purchase programs. The Company also has used television commercials to promote certain of its brands, partnering with licensees to create and air commercials that will generate excitement for its brands with consumers.

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

The Company website

The Company maintains a website at www.iconixbrand.com, which provides a wide variety of information on each of its brands. The Company also makes available free of charge on its website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed with or furnished to the Securities and Exchange Commission, herein referred to as the SEC, under applicable law as soon as reasonably practicable after it files such material. The Company’s website also contains information about its history, investor relations, governance and links to access copies of its publicly filed documents. Further, the Company has established an intranet with approved vendors and service providers who can access additional materials and download them through a secure network. In addition, there are websites for many of the Company’s brands, operated by the Company or its licensees, for example, at www.candies.com, www.badgleymischka.com, www.joeboxer.com and www.rocawear.com. The information regarding the Company’s website address and/or those sites established for its brands is provided for convenience, and the Company is not including the information contained on the Company’s and brands’ websites as part of, or incorporating it by reference into, this Annual Report on Form 10-K.

Competition

The Company’s brands are all subject to extensive competition from various domestic and foreign brands. Each of its brands has many competitors within each of the brands respective specific distribution channels that span a broad variety of product categories including the apparel and home furnishings and decor industries. For example, while Starter may compete with Russell Athletic in the athletic apparel business, Joe Boxer competes with Hanes and Jockey with respect to underwear in the mass tier, and Badgley Mischka competes with other couture apparel and bridal brands in the luxury market, such as Carolina Herrera or Oscar de la Renta. Other of our brands (such as Danskin), which are distributed both at the mass level (through the diffusion brand Danskin Now) and at the department and specialty store level, may have many competitors in different or numerous distribution channels. These competitors have the ability to compete with the Company’s licensees in terms of fashion, quality, price and/or advertising.

In addition, the Company faces competition for retail licenses and brand acquisitions. Companies owning established brands may decide to enter into licensing arrangements with retailers similar to the ones the Company currently has in place, thus creating direct competition. Similarly, the retailers to which the Company currently, or may otherwise, licenses its brands, may decide to develop or purchase brands rather than enter into license agreements with the Company. The Company also competes with traditional apparel, consumer and entertainment brand companies and with other brand management companies for acquisitions.

Trademarks

The Company’s trademarks are owned by our subsidiaries and International Joint Ventures in their respective territories, herein referred to as the International Joint Venture Territories. These trademarks and associated marks are registered or pending registration with the U.S. Patent and Trademark Office and in other countries throughout the world in block letter and/or logo formats, as well as in combination with a variety of ancillary marks for use with respect to, depending on the brand, a variety of product categories, including footwear, apparel, fragrance, handbags, watches and various other goods and services, including in some cases, home accessories and electronics, and in the case of our Peanuts brands, for a wide range of consumer products and entertainment and media services.

The Company monitors on an ongoing basis unauthorized uses and filings of its trademarks, and the Company relies primarily upon a combination of federal, state, and local laws, as well as contractual restrictions to protect its intellectual property rights both domestically and internationally.

Employees

As of December 31, 2012, the Company had a total of 148 employees. Of these 148 full-time employees, four were named executive officers of the Company. The remaining employees are senior managers, middle management, marketing and administrative personnel. None of the Company’s employees are represented by a labor union. The Company considers its relationship with its employees to be satisfactory.

Financial information about geographical areas

Revenues from external customers related to operations in the United States and foreign countries are as follows:

(000’s omitted)	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Revenues from external customers:
United States	$273,902	$302,629	$287,320
Japan	36,432	31,460	16,808
Other(1)	43,484	35,756	28,431

	$353,818	$369,845	$332,559

(1)	No single country represented 10% of the Company’s revenues in the periods presented in this table.

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

Our revenues are almost entirely dependent on royalty payments made to us under our licensing agreements. Although the licensing agreements for our brands usually require the advance payment to us of a portion of the licensing fees and in most cases provide for guaranteed minimum royalty payments to us, the failure of our licensees to satisfy their obligations under these agreements or their inability to operate successfully or at all, could result in their breach and/or the early termination of such agreements, their non-renewal of such agreements or our decision to amend such agreements to reduce the guaranteed minimums or sales royalties due thereunder, thereby eliminating some or all of that stream of revenue. Further, there can be no assurances that the licensees under our licensing agreements will renew or extend the term of those agreements or enter into agreements, or that, if licensees do not renew existing licensing agreements or enter into new licensing agreements, we will be successful in replacing those existing licensing agreements with new licensing agreements with new licensees. Any of such failures could reduce the anticipated revenue stream to be generated by the licensing agreements. Moreover, during the terms of the license agreements, we are substantially dependent upon the abilities of our licensees to maintain the quality and marketability of the products bearing our trademarks, as their failure to do so could materially tarnish our brands, thereby harming our future growth and prospects. In addition, the failure of our licensees to meet their production, manufacturing and distribution requirements could cause a decline in their sales and potentially decrease the amount of royalty payments (over and above the guaranteed minimums) due to us. A weak economy or softness in certain sectors including apparel, consumer products, retail and entertainment, could exacerbate this risk. This, in turn, could decrease our potential revenues.

Our business is dependent on continued market acceptance of our brands and the products of our licensees bearing these brands.

Although most of our licensees guarantee minimum net sales and minimum royalties to us, a failure of our brands or of products bearing our brands to achieve or maintain market acceptance could cause a reduction of our licensing revenues and could further cause existing licensees not to renew their agreements. Such failure could also cause the devaluation of our trademarks, which are our primary intellectual property assets, making it more difficult for us to renew our current licenses upon their expiration or enter into new or additional licenses for our trademarks. In addition, if such devaluation of our trademarks were to occur, a material impairment in the carrying value of one or more of our trademarks could also occur and be charged as an expense to our operating results. The industries in which we compete, including the apparel industry, are subject to rapidly evolving trends and competition. In addition, consumer tastes change rapidly. As a consequence, continued market acceptance of our brands and our licensees’ products, as well as market acceptance of any future products bearing our brands, is subject to a high degree of uncertainty, made more so by constantly changing consumer tastes and preferences. The licensees under our licensing agreements may not be able to anticipate gauge or respond to such changes in a timely manner. Our future success will be dependent, in part, on our licensees’ abilities to anticipate, identify and capitalize upon on emerging fashion trends, including products, styles, fabrics and colors, and to distinguish themselves within the apparel market. Continued and substantial marketing efforts, which may, from time to time, also include our expenditure of significant additional funds to keep pace with changing consumer demands, are required to maintain market acceptance of the licensees’ products and to create market acceptance of new products and categories of products bearing our trademarks; however, these expenditures may not result in either increased market acceptance of, or licenses for, our trademarks or increased market acceptance, or sales, of our licensees’ products. Furthermore, while we believe that we currently maintain sufficient control over the products our licensees’ produce under our brand names through the provision of trend direction and our right to preview and approve a majority of such products, including their presentation and packaging, we do not actually design or manufacture products bearing our marks and therefore have more limited control over such products’ quality and design than a traditional product manufacturer might have.

Our existing and future debt obligations could impair our liquidity and financial condition, and in the event we are unable to meet our debt obligations we could lose title to our trademarks.

As of December 31, 2012, our consolidated balance sheet reflects debt of approximately $911.7 million, including secured debt of $657.0 million ($600 million under Series 2012-1 4.229% Senior Secured Notes, Class A-2 issued by our subsidiaries, Icon Brand Holdings LLC, Icon DE Intermediate Holdings LLC, Icon DE Holdings LLC and Icon NY Holdings LLC, (collectively referred to as the ABS Co-Issuers) herein referred to as the Senior Secured Notes, and $57.0 million under a promissory note entered into with a third party as part of the IPH Unltd transaction in October 2009, herein referred to as the Ecko Note). In accordance with Accounting Standards Codification (herein referred to as ASC) 820, our 2.50% convertible senior subordinated notes due June 2016, herein referred to as our 2.50% Convertible Notes, is included in our $911.7 million of consolidated debt at a net debt carrying value of $254.7 million; however, the principal amount owed to the holders of our 2.50% Convertible Notes is $300.0 million (due June 1, 2016). Also the Ecko Note, while consolidated on our balance sheet, is an obligation solely of the IPH Unltd joint venture, with no recourse to the Company beyond the Zoo York marks pledged as security thereunder by ZY Holdings. We may also assume or incur additional debt, including secured debt, in the future in connection with, or to fund, future acquisitions. Our debt obligations:

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

While we believe that by virtue of the cash on our balance sheet as of December 31, 2012, our ability to draw down additional funds under a revolving financing facility consisting of variable funding notes, herein referred to as Variable Funding Notes, and the guaranteed minimum and percentage royalty payments due to us under our licenses we will generate sufficient revenues from our licensing operations to satisfy our obligations for the foreseeable future, in the event that we were to fail in the future to make any required payment under agreements governing our indebtedness or fail to comply with the financial and operating covenants contained in those agreements, we would be in default regarding that indebtedness. A debt default could significantly diminish the market value and marketability of our common stock and could result in the acceleration of the payment obligations under all or a portion of our consolidated indebtedness.

The terms of our securitized debt financing have restrictive covenants and our failure to comply with any of these could put us in default, which would have an adverse effect on our business and prospects and could cause us to lose title to our key intellectual property assets.

Unless and until we repay all outstanding borrowings under our securitized debt, we will remain subject to the restrictive terms of these borrowings. The securitized debt, under which certain of our wholly-owned subsidiaries (the ABS Co-Issuers) issued and guaranteed the Senior Secured Notes and Variable Funding Notes, contain a number of covenants, with the most significant financial covenant being a debt service coverage calculation. These covenants limit the ability of certain of our subsidiaries to, among other things:

•	sell assets;

•	engage in mergers, acquisitions and other business combinations;

•	declare or pay distributions on their limited liability company interests;

•	incur, assume or permit to exist additional indebtedness or guarantees; and

•	incur liens.

These restrictions could reduce our liquidity and thereby affect our ability to pay dividends or repurchase shares of our common stock. The securitized debt requires us to maintain a specified financial ratio relating to available cash to service the borrowings at the end of each fiscal quarter. Our ability to meet this financial ratio can be affected by events beyond our control, and we may not satisfy such a test. A breach of this covenant could result in a rapid amortization event or default under the securitized debt.

In the event that a rapid amortization event occurs under the indenture (including, without limitation, upon an event of default under the indenture or the failure to repay the securitized debt at the end of the five year interest-only period), the funds available to us would be reduced or eliminated, which would in turn reduce our ability to operate or grow our business.

Furthermore, a reserve account has been established for the benefit of the secured parties under the indenture for the purpose of trapping cash upon the occurrence of our failure to maintain a specified financial ratio at the end of each fiscal quarter. Once it commences, such cash trapping period would extend until the quarterly payment date on which that financial ratio becomes equal to or exceeds the minimum ratio. In the event that a cash trapping period commences, the funds available for the ABS Co-Issuers to pay amounts to us will be reduced or eliminated, which would in turn reduce our ability to support our business.

In an event of default, all unpaid amounts under the Senior Secured Notes and Variable Funding Notes could become immediately due and payable at the direction or consent of holders of a majority of the outstanding Senior Secured Notes. Such acceleration of our debt could have a material adverse effect on our liquidity if we are unable to negotiate mutually acceptable terms with our lenders or if alternate funding is not available to us. Furthermore, if amounts owed under the securitized debt were to become accelerated because of a failure to meet the specified financial ratio or to make required payments, the holders of our Senior Secured Notes would have the right to foreclose on the Candie’s, Bongo, Joe Boxer, Rampage, Mudd, London Fog, Mossimo, Ocean Pacific/OP, Danskin/Danskin Now, Rocawear, Cannon, Fieldcrest, Royal Velvet, Charisma, Starter, Waverly and Sharper Image trademarks in the United States and Canada (with the exception of the London Fog brand for outerwear in the United States); on our joint venture interests in Hardy Way, MG Icon, ZY Holdings and Peanuts; on the equity interests in certain of our subsidiaries; and on other related assets securing the notes.

If a manager termination event under the management agreement were to occur we could lose control over the management of the intellectual property assets owned by the ABS Co-Issuers and there can be no assurance that a successor manager would properly manage the assets.

We serve as the manager under a management agreement with the ABS Co-Issuers. Our primary responsibility under this agreement is to perform or otherwise assist each ABS Co-Issuer in performing its duties and obligations, including certain licensing, intellectual property and operational functions.

Pursuant to the management agreement, if we perform or fail to perform certain acts (herein referred to as Manager Termination Events) all of our rights, powers, duties, obligations and responsibilities under the management agreement can be terminated. Among these Manager Termination Events are a failure on our part to make certain payments into collection accounts established under the indenture governing the notes; failure to maintain certain financial ratios; failure to provide required reports under the indenture governing the notes; a material default in observing any provision of the management agreement (subject to certain cure periods); and certain bankruptcy events.

There can be no assurance that if we are terminated pursuant to the terms of the management agreement a successor manager can be identified and retained that is capable of managing all or a portion of the intellectual property assets, or that can perform its obligations with the same level of experience and expertise as we do. A failure to continue managing our intellectual property assets as they are currently managed could have a material adverse effect on our business and could result in a decline in our results of operations.

We have experienced rapid growth in recent years. If we fail to manage this or any future growth, our business and operating results could be harmed.

Our business has grown dramatically over the past several years. For example, our revenue increased from $30.1 million for fiscal 2005 to $353.8 million for FY 2012. Our growth has largely resulted from our acquisition of new brands of various sizes. Since October 2004, we acquired directly and through our joint ventures numerous iconic brands (or rights to use those brands and trademarks) and increased our total number of licenses from approximately 18 to over 1,000. Furthermore, we continue to evaluate and pursue appropriate acquisition opportunities to the extent we believe that such opportunities would be in the best interests of our company and our stockholders.

This significant growth has placed considerable demands on our management and other resources and continued growth could place additional demands on such resources. Our ability to compete effectively and to manage future growth, if any, will depend on the sufficiency and adequacy of our current resources and infrastructure and our ability to continue to identify, attract and retain personnel to manage our brands. There can be no assurance that our personnel, systems, procedures and controls will be adequate to support our operations and properly oversee our brands. The failure to support our operations effectively and properly oversee our brands could cause harm to our brands and have a material adverse effect on our brands’ fair values and our business, financial condition and results of operations. In addition, we may be unable to leverage our core competencies in managing apparel brands to managing brands in new product categories.

Also, there can be no assurance that we will be able to sustain our recent growth. Our growth may be limited by a number of factors including increased competition for retail license and brand acquisitions, insufficient capitalization for future acquisitions and the lack of attractive acquisition targets, each as described further below. In addition as we continue to grow larger, we will likely need to make additional and larger acquisitions to continue to grow at our historical pace.

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

When we acquire intellectual property assets or the companies that own them, our due diligence reviews are subject to inherent uncertainties and may not reveal all potential risks. We may therefore fail to discover or inaccurately assess undisclosed or contingent liabilities, including liabilities for which we may have responsibility as a successor to the seller or the target company. As a successor, we may be responsible for any past or continuing violations of law by the seller or the target company. Although we generally attempt to seek contractual protections through representations, warranties and indemnities, we cannot be sure that we will obtain such provisions in our acquisitions or that such provisions will fully protect us from all unknown, contingent or other liabilities or costs. Finally, claims against us relating to any acquisition may necessitate our seeking claims against the seller for which the seller may not, or may not be able to, indemnify us or that may exceed the scope, duration or amount of the seller’s indemnification obligations.

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

Many of our trademark licenses are for products in the apparel, fashion accessories, footwear, beauty and fragrance, home products and décor, consumer electronics and entertainment industries in which our licensees face intense competition, including from our other brands and licensees. In general, competitive factors include quality, price, style, name recognition and service. In addition, various fads and the limited availability of shelf space could affect competition for our licensees’ products. Many of our licensees’ competitors have greater financial, distribution, marketing and other resources than our licensees and have achieved significant name recognition for their brand names. Our licensees may be unable to compete successfully in the markets for their products, and we may not be able to continue to compete successfully with respect to our licensing arrangements.

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

Substantially all of the products sold by our licensees are manufactured overseas and there are substantial risks associated with foreign manufacturing, including changes in laws relating to quotas, and the payment of tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments. Further, our licensees may experience fluctuations in the price, availability and quality of fabrics and raw materials used by them in their manufactured apparel or purchased finished goods. Any of these risks could increase our licensees’ operating costs. Our licensees also import finished products and assume all risk of loss and damage with respect to these goods once they are shipped by their suppliers. If these goods are destroyed or damaged during shipment, the revenues of our licensees, and thus our royalty revenues over and above the guaranteed minimums, could be reduced as a result of our licensees’ inability to deliver or their delay in delivering their products.

Our failure to protect our proprietary rights could compromise our competitive position and decrease the value of our brands.

We monitor on an ongoing basis unauthorized filings of our trademarks and imitations thereof, and rely primarily upon a combination of U.S., Canadian and other international federal, state and local laws, as well as contractual restrictions to protect and enforce our intellectual property rights. We believe that such measures afford only limited protection and, accordingly, there can be no assurance that the actions taken by us to establish, protect and enforce our trademarks and other proprietary rights will prevent infringement of our intellectual property rights by others, or prevent the loss of licensing revenue or other damages caused therefrom.

For instance, despite our efforts to protect and enforce our intellectual property rights, unauthorized parties may misappropriate or attempt to copy aspects of our intellectual property, which could harm the reputation of our brands, decrease their value and/or cause a decline in our licensees’ sales and thus our revenues. Further, we and our licensees may not be able to detect infringement of our intellectual property rights quickly or at all, and at times we or our licensees may not be successful combating counterfeit, infringing or knockoff products, thereby damaging our competitive position. In addition, we depend upon the laws of the countries where our licensees’ products are sold to protect our intellectual property. Intellectual property rights may be unavailable or limited in some countries because standards of registerability vary internationally. Consequently, in certain foreign jurisdictions, we have elected or may elect not to apply for trademark registrations. While we generally apply for trademarks in most countries where we license or intend to license our trademarks, we may not accurately predict all of the countries where trademark protection will ultimately be desirable. If we fail to timely file a trademark application in any such country, we may be precluded from obtaining a trademark registration in such country at a later date. Failure to adequately pursue and enforce our trademark rights could damage our brands, enable others to compete with our brands and impair our ability to compete effectively.

Further, the rights to our brands in the International Joint Venture Territories are controlled primarily through our joint ventures in these regions and while we believe that our partnerships in these areas will enable us to better protect our trademarks in the countries covered by the ventures, we do not control all of our joint venture companies and thus most decisions relating to the use and enforcement of the marks in these countries will be subject to the approval of our local partners.

We also own the exclusive right to use various domain names containing or relating to our brands. There can be no assurances that we will be able to prevent third parties from acquiring and maintaining domain names that infringe or otherwise decrease the value of our trademarks. Failure to protect our domain names could adversely affect our brands which could cause a decline in our licensees’ sales and the related revenues and in turn decrease the amount of royalty payments (over and above the guaranteed minimums) due to us.

Third-party claims regarding our intellectual property assets could result in our licensees being unable to continue using our trademarks, which could adversely impact our revenues or result in a judgment or monetary damages being levied against us or our licensees.

We may be subject to legal proceedings and claims, including claims of alleged infringement or violation of the patents, trademarks and other intellectual property (“IP”) rights of third parties. In the future, we may be required to assert infringement claims against third parties or third parties may assert infringement claims against us and/or our licensees. To the extent that any of our IP assets is deemed to violate the proprietary rights of others in any litigation or proceeding or as a result of any claim, then we and our licensees may be prevented from using it, which could cause a breach or termination of certain license agreements. If our licensees are prevented from using our trademarks, this could adversely impact the revenues of our licensees with respect to those IP assets, and thus the royalty payments over and above the guaranteed minimums could be reduced as a result of the licensees’ inability to continue using our trademarks. Litigation could also result in a judgment or monetary damages being levied against us and our licensees.

We may not be able to establish or maintain our trademark rights and registrations, which could impair our ability to perform our obligations under our license agreements, which could cause a decline in our licensees’ sales and potentially decrease the amount of royalty payments (over and above the guaranteed minimums) due to us.

While we intend to take reasonable steps to protect our trademark rights, it may not be possible to obtain or maintain legal protection and registrations for all of our trademarks for all forms of goods and services based on certain facts, such as the timing of our or our predecessors’ entrance into the market or the fact that a third party previously adopted a similar mark for use in connection with a similar set of goods or services. As a result, it may be difficult or not possible for our trademarks to be registered or even protected so as to prohibit third party use in a particular manner. Trademark rights typically arise with respect to goods and services in a particular class or category, so that one party does not own a trademark with respect to all goods and services in all markets. Further, trademark rights could be lost in the U.S. and Canada if we cease using a particular trademark in commerce for a given period of time. For example, the United States Patent and Trademark Office requires owners of registered trademarks to file a declaration of continued use five (5) years after initial registration and every ten (10) years thereafter, and failure to timely do so can result in cancellation of a trademark registration. Additionally, if a trademark owner has not used a registered trademark in commerce for three (3) consecutive years, such owner is presumed to have abandoned the trademark with intent not to resume use thereof, and the trademark owner must prove non-abandonment in order to retain rights in the trademark. Moreover, third parties may challenge or seek to oppose or cancel existing trademark applications or registrations, and we cannot guarantee we will succeed against such challenges. Any failure to secure and maintain rights and registrations could impair our ability to perform our obligations under the license agreements, enter new product or service categories or could affect our ability to enter into new license agreements or renew existing license agreements, both of which could cause a decline in our licensees’ sales and potentially decrease the amount of royalty payments (over and above the guaranteed minimums) due to us.

Failure to protect our IP assets from harmful acts of our licensees could result in their cancellation, diminution in value or our loss of rights in those assets.

We license our trademarks to our licensees pursuant to license agreements. The license agreements contain provisions requiring our licensees to comply with certain standards to be monitored by us. Our failure to monitor our licensees’ compliance with the license agreements or take appropriate corrective action when necessary may subject our IP assets to cancellation, loss of rights or diminution in value. If our IP assets were cancelled, their value diminished or our rights were lost, the revenues of our licensees, and thus the royalty payments (over and above the guaranteed minimums), could be reduced as a result of our licensees’ inability to sell the products under the license agreements.

We may be a party to litigation in the normal course of business, which could affect our financial position and liquidity.

From time to time, we may be made a party to litigation in the normal course of business. For example, as the owner of a trademark, we may be named as a defendant in a lawsuit relating to a product designed and manufactured by a licensee of that trademark. In most cases, our licensees under the existing license agreements are obligated to defend and indemnify us, as licensor, and our affiliates with respect to such litigation. In addition, while third parties could assert infringement claims involving our trademarks, we believe our trademarks are not subject to significant litigation risk because they are widely known and well-established trademarks, which have been consistently used by us and the previous owners. Although historically the litigation involving us has not been material to our financial position or our liquidity, any litigation has an element of uncertainty and if any such litigation were to be adversely determined and/or a licensee were to fail to properly indemnify us, such litigation could affect our financial position and liquidity.

A substantial portion of our licensing revenue is concentrated with a limited number of licensees such that the loss of any of such licensees could decrease our revenue and impair our cash flows.

Our licensees with Wal-Mart, Target, Kmart/Sears and Kohl’s, were our four largest direct-to-retail licensees during FY 2012, representing approximately 17%, 7%, 6% and 6%, respectively, of our total revenue for such period, while Li & Fung USA was our largest wholesale licensee, representing approximately 6% of our total revenue for such period. Because we are dependent on these licensees for a significant portion of our licensing revenue, if any of them were to have financial difficulties affecting their ability to make payments, or if any of these licensees decides not to renew or extend any existing agreement with us, or to significantly reduce its sales of licensed products under any of the agreement(s), our revenue and cash flows could be reduced substantially.

Terms of our existing license agreements are renewable at the discretion of our licensees and if such licensees opt not to renew these license agreements it could decrease our revenue and impair our cash flows.

As with any licensing transaction, future licensing income is dependent on the renewal of existing license agreements and exploitation of new licensing opportunities. While the existing license agreements generally contain renewal terms whereby the parties may renew such existing license agreements for one or more additional terms, the option to renew is at the discretion of the licensee and not us. If a significant number of our licensees under the material existing license agreements decide not to renew or extend those existing license agreements with us, our revenue and cash flows could be reduced substantially.

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

As of December 31, 2012, goodwill represented approximately $225.7 million, or approximately 9% of our total consolidated assets, and trademarks and other intangible assets represented approximately $1,769.5 million, or approximately 71% of our total consolidated assets. Under current U.S. GAAP accounting standards, goodwill and indefinite life intangible assets, including some of our trademarks, are no longer amortized, but instead are subject to impairment evaluation based on related estimated fair values, with such testing to be done at least annually. While, to date, no impairment write-downs have been necessary, any write-down of goodwill or intangible assets resulting from future periodic evaluations would, as applicable, either decrease our net income or increase our net loss and those decreases or increases could be material.

We may not be able to pay the cash portion of the conversion price upon any conversion of the principal amounts of our convertible notes, which would constitute an event of default with respect to such notes and could also constitute a default under the terms of our other debt.

We may not have sufficient cash to pay, or may not be permitted to pay, the cash portion of the consideration that we will be required to pay when our 2.50% Convertible Notes become due in June 2016. Upon conversion of our 2.50% Convertible Notes, we will be required to pay to the holder of such notes a cash payment equal to the par value of the convertible notes. This part of the payment must be made in cash, not in shares of our common stock. As a result, we will be required to pay a minimum of $300.0 million in cash to holders of the 2.50% Convertible Notes upon conversion.

If we do not have sufficient cash on hand at the time of conversion, we may have to raise funds through debt or equity financing. Our ability to raise such financing will depend on prevailing market conditions. Further, we may not be able to raise such financing within the period required to satisfy our obligation to make timely payment upon any conversion. In addition, the terms of any current or future debt may prohibit us from making these cash payments or otherwise restrict our ability to make such payments and/or may restrict our ability to raise any such financing. In particular, the terms of our Senior Secured Notes restrict the amount of proceeds from collateral pledged to secure our obligations thereunder that may be used by us to make payments in cash under certain circumstances, including payments to the convertible note holders upon conversion. A failure to pay the required cash consideration upon conversion would constitute an event of default under the indenture governing the convertible notes, which could constitute a default under the terms of our other debt.

Changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our results.

Our future effective tax rates could be adversely affected by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws or interpretations thereof. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities both domestically and abroad. We regularly assess the likelihood of recovering the amount of deferred tax assets recorded on the balance sheet and the likelihood of adverse outcomes resulting from examinations by various taxing authorities in order to determine the adequacy of our provision for income taxes. We cannot guarantee that the outcomes of these evaluations and continuous examinations will not harm our reported operating results and financial conditions.

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

In connection with the initial sale of our 2.50% Convertible Notes we purchased convertible note hedges, herein referred to as 2.50% Convertible Note Hedges, from affiliates of Barclays PLC and Goldman Sachs Inc., herein referred to as the 2.50% Hedge Counterparties. At such time, the hedging transactions were expected, but were not guaranteed, to eliminate the potential dilution upon conversion of the 2.50% Convertible Notes. Concurrently, we entered into warrant transactions with the 2.50% Hedge Counterparties, herein referred to as the 2.50% Sold Warrants.

Moreover, in connection with the 2.50% Sold Warrants, to the extent that the price of our common stock exceeds the strike price of the 2.50% Sold Warrants, the warrant transaction could have a dilutive effect on our earnings per share which may affect the value of our common stock.

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

Certain provisions of our certificate of incorporation could have the effect of making more difficult, delaying or deterring unsolicited attempts by others to obtain control of our company, even when these attempts may be in the best interests of our stockholders. Our certificate of incorporation currently authorizes 150,000,000 shares of common stock to be issued. Based on our outstanding capitalization at December 31, 2012, and assuming the exercise of all outstanding options and warrants and the issuance of the maximum number of shares of common stock issuable upon conversion of all of our outstanding convertible notes, there are still a substantial number of shares of common stock available for issuance by our board of directors without stockholder approval. Our certificate of incorporation also authorizes our board of directors, without stockholder approval, to issue up to 5,000,000 shares of preferred stock, in one or more series, which could have voting and conversion rights that adversely affect or dilute the voting power of the holders of our common stock, none of which is outstanding. We are also subject to the provisions of Section 203 of the Delaware General Corporation Law, which could prevent us from engaging in a business combination with a 15% or greater stockholder for a period of three years from the date it acquired that status unless appropriate board or stockholder approvals are obtained.

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

A portion of our revenues and net income are generated outside of the United States, by certain of our licensees and our joint ventures, in countries that may have volatile currencies or other risks.

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

Many economic factors beyond our control may impact our forecasts and actual performance. These factors include consumer confidence, consumer spending levels, employment levels, availability of consumer credit, recession, deflation, inflation, a general slowdown of the global economy or an uncertain economic outlook. Furthermore, changes in the credit and capital markets, including market disruptions, limited liquidity and interest rate fluctuations, may increase the cost of financing or restrict our access to potential sources of capital for future acquisitions.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

On November 9, 2007, we entered into a lease agreement covering approximately 30,550 square feet of office and showroom space at 1450 Broadway in New York, New York. The term of the lease runs through June 30, 2024 and provides for total aggregate annual base rental payments for such space of approximately $26.4 million (ranging from approximately $1.1 million for the first year following the rent commencement date to approximately $2.2 million, on an annualized basis, in the last year of the lease). We will also be required to pay our proportionate share of any increased taxes attributed to the premises.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock, $0.001 par value per share, its only class of common equity, is quoted on the NASDAQ Global Market tier of The NASDAQ Stock Market LLC, herein referred to as NASDAQ, under the symbol “ICON”. The following table sets forth the high and low sales prices per share of the Company’s common stock for the periods indicated, as reported on NASDAQ:

	High	Low
Year Ended December 31, 2012
Fourth Quarter	$22.49	$17.91
Third Quarter	19.99	16.36
Second Quarter	17.60	14.27
First Quarter	21.95	16.01

Year Ended December 31, 2011
Fourth Quarter	$19.49	$14.36
Third Quarter	26.05	15.77
Second Quarter	25.29	20.76
First Quarter	23.15	19.31

As of February 20, 2013 there were 1,581 holders of record of the Company’s common stock.

The Company has never declared or paid any cash dividends on its common stock and the Company does not anticipate paying any such cash dividends in the foreseeable future. Payment of cash dividends, if any, will be at the discretion of the Company’s Board of Directors and will depend upon the Company’s financial condition, operating results, capital requirements, contractual restrictions, restrictions imposed by applicable law and other factors its Board of Directors deems relevant. The Company’s ability to pay dividends on its common stock and repurchase of its common stock is restricted by certain of its current indebtedness and may be restricted or prohibited under future indebtedness.

ISSUER PURCHASES OF EQUITY SECURITIES
2012	Total Number of Shares Purchased(1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan
October 1 - October 31	—	—	—	92,526,708
November 1 - November 30	—	—	253,816	87,735,852
December 1 - December 31	27,756	—	1,509,386	55,520,911

Total	27,756	$22.30	1,763,202	$55,520,911

(1)	On October 27, 2011, the Company announced that the Board of Directors authorized the repurchase of up to $200 million of the Company’s common stock over a period ending October 31, 2015, herein referred to as the repurchase plan. This authorization replaces any prior plan or authorization. The repurchase plan does not obligate the Company to repurchase any specific number of shares and may be suspended at any time at management’s discretion. Amounts not purchased under the repurchase plan represent shares surrendered to the Company to pay withholding taxes due upon the vesting of restricted stock.

During FY 2012, the Company repurchased 7,185,257 shares for $125.3 million under the Company’s share repurchase plan. A portion of shares purchased in FY 2012, FY 2011, and all shares purchased in FY 2010 represent shares surrendered to the Company to pay withholding taxes due upon the vesting of restricted stock of employees. At December 31, 2012, $55.5 million of the Company’s common stock may yet be purchased under the Company’s share repurchase plan.

The information regarding equity compensation plans is incorporated by reference to Item 12 of this Form 10-K, which incorporates by reference the information set forth in the Company’s Definitive Proxy Statement in connection with the annual meeting of stockholders to be held in 2013.

Item 6. Selected Financial Data

Selected Historical Financial Data

(amounts in tables but not footnotes in thousands, except earnings per share amounts)

The following table presents selected historical financial data of the Company for the periods indicated. The selected historical financial information is derived from the audited consolidated financial statements of the Company referred to under Item 8 of this Annual Report on Form 10-K, and previously published historical financial statements not included in this Annual Report on Form 10-K. The following selected financial data should be read in conjunction with Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Company’s Consolidated Financial Statements, including the notes thereto, included elsewhere herein.

	Year Ended December 31,*
	2012	2011		2010	2009	2008(3)
Consolidated Income Statement Data
Licensing and other revenue	$353,818	$369,845		$332,559	$232,058	$216,761
Selling, general and administrative expenses	138,368	140,985		138,532	79,356	73,816
Operating income	215,450	228,766		209,715	152,565	142,052
Other expenses - net (1)	32,978	16,239		46,826	35,309	44,967
Net income (2)	123,509	141,241	(4)	110,480	76,031	62,908
Net income attributable to Iconix Brand Group, Inc.	109,408	126,105		98,847	75,111	62,908

Earnings per share:
Basic	$1.57	$1.72		$1.37	$1.14	$1.09
Diluted	$1.52	$1.67		$1.32	$1.10	$1.03

Weighted average number of common shares outstanding:
Basic	69,689	73,111		72,151	65,763	57,810
Diluted	71,957	75,495		74,713	68,325	61,248

*	The year ended December 31, 2009 will herein be referred to as FY 2009; and the year ended December 31, 2008 will herein be referred to as FY 2008.

	At December 31,
	2012	2011	2010	2009	2008(3)
Consolidated Balance Sheet Data
Cash	$255,034	$181,788	$121,935	$201,544	$67,279

Working capital	265,741	(78,278)	125,906	148,147	29,638
Trademarks and other intangibles, net	1,769,508	1,550,996	1,400,550	1,254,689	1,060,460
Total assets	2,481,738	2,161,303	1,951,470	1,802,613	1,394,796

Long-term debt, including current portion	911,718	633,389	584,387	662,379	618,589
Total stockholders’ equity	1,299,840	1,293,576	1,138,914	969,772	644,089

(1)	Includes a non-cash gain of approximately $21.5 million in FY 2011 related to our additional investment in Hardy Way (see Note 3 of Notes to Consolidated Financial Statements). Also includes net gain related to specific litigation of $15.7 million in FY 2010, expenses related to specific litigation of $0.1 million and $0.9 million in FY 2009 and FY 2008, respectively (see Notes 8 and 9 of Notes to Consolidated Financial Statements).
(2)	During FY 2012, FY 2011, FY 2010, FY 2009 and FY 2008, the Company made one, three (including the purchase of Zoo York from our IPH Untld joint venture, effectively increasing our ownership in the Zoo York brand from 51% to 100%, and our additional investment in Hardy Way, which increased our ownership from 50% to 85%), one, one and one acquisitions (including investments in joint ventures that are consolidated in our financial statements), respectively. See Note 3 of Notes to Consolidated Financial Statements for information about the Company’s 2012 acquisitions and investments through its joint ventures.
(3)	As adjusted for adoption of ASC Topic 470-20, “Debt with Conversion and Other Options”, effective for FY 2009 and applied retrospectively as applicable.

(4)	Includes a net gain related to specific litigation of $15.7 million and a write down of auction rate securities of $13.0 million in the fourth fiscal quarter of 2010.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995. This Annual Report on Form 10-K, including this Item 7, includes “forward-looking statements” based on the Company’s current expectations, assumptions, estimates and projections about its business and its industry. These statements include those relating to future events, performance and/or achievements, and include those relating to, among other things, the Company’s future revenues, expenses and profitability, the future development and expected growth of the Company’s business, its projected capital expenditures, future outcomes of litigation and/or regulatory proceedings, competition, expectations regarding the retail sales environment, continued market acceptance of the Company’s current brands and its ability to market and license brands it acquires, the Company’s ability to continue identifying, pursuing and making acquisitions, the ability of the Company to obtain financing for acquisitions, the ability of the Company’s current licensees to continue executing their business plans with respect to their product lines and the ability to pay contractually obligated royalties, and the Company’s ability to continue sourcing licensees that can design, distribute, manufacture and sell their own product lines.

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

Overview

The Company is a brand management company engaged in licensing, marketing and providing trend direction for a diversified and growing consumer and entertainment brand portfolio. Our brands are sold across every major segment of retail distribution, from luxury to mass and, in the case of our Peanuts brand, through various media outlets, including television, movies, web-based and mobile content. As of December 31, 2012, we and our joint ventures owned the following iconic consumer brands: Candie’s, Bongo, Badgley Mischka, Joe Boxer, Rampage, Mudd, London Fog, Mossimo, Ocean Pacific/OP, Danskin/Danskin Now, Rocawear, Cannon, Royal Velvet, Fieldcrest, Charisma, Starter, Waverly, Zoo York, Sharper Image and Umbro. In addition, Scion LLC, a joint venture in which we have a 50% controlling investment, owns the Artful Dodger brand and a 50% interest in the Billionaire Boys Club and Ice Cream brands; Hardy Way, a joint venture in which we have an 85% controlling investment, owns the Ed Hardy brands (see Note 3 of Notes to Consolidated Financial Statements); IPH Unltd, a joint venture in which we have a 51% controlling investment, owns the Ecko brands; MG Icon, a joint venture in which we have a 50% investment, owns the Material Girl and Truth or Dare brands; Peanuts Holdings, a joint venture in which we have an 80% controlling investment, owns, through its wholly-owned subsidiary Peanuts Worldwide, the Peanuts brands and characters; and Icon Modern Amusement, a joint venture in which we have a 51% investment, owns the Modern Amusement brand. We license our brands worldwide through over 1,000 direct-to-retail and wholesale licenses for use across a wide range of product categories, including sportswear, fashion accessories, footwear, entertainment, home products and décor, and beauty and fragrance. Our business model allows us to focus on our core competencies of marketing and managing brands without many of the risks and investment requirements associated with a more traditional operating company. Our licensing agreements with leading retail and wholesale licensees throughout the world provide us with a predictable stream of guaranteed minimum royalties.

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

Summary of operating results:

The Company had net income of $123.5 million for FY 2012 as compared to net income of $141.2 million for FY 2011.

The Company’s operating income was $215.5 million in FY 2012, compared to an operating income of $228.8 million in FY 2011.

Highlights of FY 2012

•	Acquisition of the Umbro brand

•	Formation of a new joint venture in India

•	Repurchase of 7.2 million shares of our common stock for $125.3 million

•	Completion of securitized financing transaction including the issuance of $600 million Senior Secured Notes

•	Payoff of the 1.875% Convertible Notes

FY 2012 Compared to FY 2011

Licensing and Other Revenue. Licensing and other revenue for FY 2012 totaled $353.8 million, a 4% decrease as compared to $369.8 million for FY 2011. After excluding revenue in FY 2012 totaling approximately $18.3 million for which there is no comparable revenue in FY 2011 (i.e. Ed Hardy, which was consolidated beginning April 2011; Sharper Image, acquired November 2011; the Iconix India transaction in May 2012; and the acquisition of Umbro in November 2012 – see Note 3 of Notes to Consolidated Financial Statements for descriptions of these transactions), comparable revenue decreased approximately $34.3 million. This decrease in comparable revenue was primarily related to weakness in our men’s business related to Rocawear, Ed Hardy (which includes the comparable months of May through December and Ecko (mainly related to the footwear business) as well as the transition of the Royal Velvet brand to a new direct-to-retail license with J.C. Penney. This aggregate decrease was partially offset by an increase in revenues in FY 2012 as compared to FY 2011 from certain women’s brands (including Mossimo, Rampage and Bongo), certain home brands (including Charisma, Fieldcrest and Cannon) and our Peanuts brand.

Operating Expenses. Selling, general and administrative expenses, herein referred to as SG&A, totaled $138.4 million for FY 2012 compared to $141.0 million for FY 2011. After excluding SG&A totaling $2.8 million in FY 2012 for which there is no comparable SG&A in FY 2011 (i.e. Ed Hardy, which was consolidated beginning April 2011; and Sharper Image, acquired November 2011), comparable SG&A decreased approximately $5.4 million. This decrease in comparable SG&A was primarily driven by (i) a decrease of $2.7 million in advertising expense due to the timing of certain initiatives and efficiencies primarily related to our Peanuts brand; (ii) a decrease of $2.0 million in rent expense due to a one-time charge in FY 2011 for the termination of a lease associated with the acquisition of Peanuts; (iii) a decrease in amortization expense of $2.0 million as certain license agreements acquired with prior period acquisitions were fully amortized; (iv) a decrease of $1.5 million in professional fees primarily due to the termination of certain consulting arrangements; (v) a decrease of $1.0 million in compensation expense primarily due to a decrease in performance based compensation related to missing certain performance targets for FY 2012; and (vi) an aggregate decrease of $1.6 million in other general overhead expenses as a result of certain cost-cutting initiatives. The aggregate of these decreases were partially offset by an aggregate increase of $5.6 million due to: (i) an increase in bad debt expense due to an increase in our allowance for doubtful accounts primarily related to weakness in our men’s brands and (ii) an increase in artist royalties related to the increase in revenue for our Peanuts brand.

Operating Income. Operating income for FY 2012 decreased to $215.5 million, or approximately 61% of total revenue, compared to $228.8 million or approximately 62% of total revenue in FY 2011.

Other Expenses - Net. Other expenses - net changed by approximately $16.7 million from approximately $16.2 million of other expenses - net in FY 2011 to approximately $33.0 million of other expenses – net in FY 2012. This change is primarily due to a non-cash re-measurement gain of $21.5 million FY 2011 related to the Ed Hardy transaction in April 2011 which is included in interest and other income, for which there is no comparable gain in FY 2012. After excluding the aforementioned gain in FY 2011 related to the Ed Hardy transaction, the remaining change in other expenses - net is primarily due to a decrease in interest expense of approximately $4.2 million from $50.8 million in FY 2011 to $46.6 million in FY 2012. This decrease was mainly driven by $11.3 million of interest expense in FY 2011 related to our 1.875% Convertible Notes for which there is no comparable expense in FY 2012 as the 1.875% Convertible Notes were paid off and retired in June 2012, as well as approximately $4.9 million of interest expense in FY 2011 related to our term loan facility which was paid off and retired in FY 2011 and for which there is no comparable expense in FY 2012. This decrease in interest expense was partially offset by: (i) $7.7 million of interest expense related to our 2.50% Convertible Notes (issued June 2011) for the period of January 2012 through May 2012 for which there is no comparable expense in FY 2011; (ii) $2.4 million of interest expense related to our Senior Secured Notes, issued in FY 2012 for which there is no comparable expense in FY 2011; and (iii) $1.7 million in interest expense in FY 2012 related to our Revolver (see Note 5 of Notes to Consolidated Financial Statements) for which there was no comparable expense in the FY 2011. Our equity earnings on joint ventures increased approximately $0.5 million from $10.4 million to $10.9 million primarily due to strength in our MG Icon joint venture, partially offset by the following: (i) earnings in FY 2011 related to the Hardy Way joint venture through April 2011 prior to its consolidation with the Company following the transaction described above; (ii) a decrease in Iconix China’s earnings primarily due to the FY 2011 gain related to the initial public offering of China Outfitters, a subsidiary of which Iconix China had a minority investment, for which there is no comparable gain in FY 2012; and (iii) a decrease in earnings from our Iconix Europe joint venture.

Provision for Income Taxes. The effective income tax rate for FY 2012 is approximately 32.3% resulting in the $59.0 million income tax expense, as compared to an effective income tax rate of 33.5% in FY 2011 which resulted in the $71.3 million income tax expense. This decrease in the effective income tax rate from FY 2011 to FY 2012 is primarily due to a significantly lower effective tax rate for income generated and reinvested outside the United States in FY 2012, specifically related to our Umbro brand, for which there was no comparable income in FY 2011.

Net Income. Our net income was approximately $123.5 million in FY 2012, compared to net income of approximately $141.2 million in the FY 2011, as a result of the factors discussed above.

FY 2011 Compared to FY 2010

Licensing and Other Revenue. Licensing and other revenue for FY 2011 increased approximately $37.2 million to $369.8 million from $332.6 million for FY 2010. This increase in revenue was primarily related to the following: (i) our acquisition of the Peanuts assets (acquired June 2010), (ii) the effect of the Ed Hardy transaction which the Company began to consolidate as of the transaction date (April 2011), (iii) the gain on the OP Japan transaction, and (iv) the acquisition of the Sharper Image assets (November 2011), for which there was no comparable revenue in FY 2010. The aggregate of these increases, approximately $55.6 million, was partially offset by the Peanuts ABC license revenue (July 2010) of approximately $12.5 million, for which there was no comparable revenue in FY 2011. After accounting for the aforementioned items, which aggregated to a net increase of approximately $43.1 million, the remaining comparable revenue decreased by a net amount of approximately $5.9 million, which is primarily attributable to the following: (i) an aggregate decrease in royalties from our Wal-Mart brands, primarily driven by the elimination of certain categories for our OP brand; (ii) an aggregate decrease in royalties from our Rocawear and Ecko brands primarily related to the men’s businesses; (iii) an increase in royalties derived from our Mudd brand related to the expansion into additional categories sold through our direct-to-retail license with Kohl’s; and (iv) an increase in royalties related to our Peanuts brand related to a variety of new initiatives.

Operating Expenses. Selling, general and administrative expenses, herein referred to as SG&A, totaled $141.0 million for FY 2011 compared to $138.5 million for FY 2010. The increase of approximately $2.5 million was primarily driven by aggregate incremental SG&A expenses of $23.4 million incurred in connection with our Peanuts (acquired June 2010), Ed Hardy (consolidated as of April 2011), and Sharper Image (acquired October 2011) businesses, which are consolidated and based on the timing of these transactions do not have comparable SG&A expenses in FY 2010. After accounting for the aforementioned items, the resulting comparable SG&A decreased by approximately $20.9 million, which is primarily attributable to the following: (i) aggregate incremental SG&A expenses of $7.5 million incurred in FY 2010 by our Peanuts business related to our July 2010 license with ABC for which there is no comparable SG&A expenses in FY 2011; (ii) a decrease of approximately $8.2 million in advertising and marketing related expenses (which excludes the aggregate incremental expense related to the items noted above) as compared to FY 2010; and (iii) a decrease of approximately $1.8 million in compensation expense as we integrated our acquisitions and further leveraged our infrastructure.

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

Other Expenses - Net. Other expenses - net changed by $30.6 million from approximately $46.8 million in net other expenses in FY 2010 to approximately $16.2 million of net other expense in FY 2011. This change was primarily attributed to an increase in interest and other income due to a non-cash re-measurement gain of approximately $21.5 million related to our Ed Hardy transaction (April 2011) (see Note 3 of Notes to Consolidated Financial Statements), for which there is no comparable gain in 2010, a net increase in equity earnings on joint ventures of approximately $4.9 million primarily driven by a gain realized by our Iconix China joint venture related to the initial public offering of China Outfitters, a subsidiary of which Iconix China had a minority investment, for which there is no comparable gain in FY 2010, and a write-down in FY 2010 of our marketable securities resulting in a pre-tax loss of $13.0 million, for which there was no comparable loss in FY 2011(see Note 3 of Notes to Consolidated Financial Statements for further detail on this matter). An increase of approximately $7.6 million in interest expense was primarily attributable to interest expense of approximately $11.2 million related to the 2.50% Convertible Notes for which there was no comparable interest expense in FY 2010 and a write-off of approximately $2.7 million for deferred financing fees and original issue discount related to the early payoff of our March 2007 term loan facility (as described in Note 5 of Notes to Consolidated Financial Statements), herein referred to as our Term Loan Facility. These increases in interest expense were partially offset as a result of the payoff of our Term Loan Facility in May 2011 as well as a lower average debt balance for our Asset Backed Notes and Ecko Note as compared to FY 2010.

Provision for Income Taxes. The effective income tax rate for FY 2011 is approximately 33.5% resulting in the $71.3 million income tax expense, as compared to an effective income tax rate of 32.2% in FY 2010 which resulted in the $52.4 million income tax expense. The effective tax rate increased in FY 2011 as compared to FY 2010 due to an increase in non-deductible compensation expense, offset by an increase in aggregate earnings attributable to our non-controlling interests, for which we do not pay taxes.

Net Income. Our net income was approximately $141.2 million in FY 2011, compared to net income of approximately $110.5 million in FY 2010, as a result of the factors discussed above.

Liquidity and Capital Resources

Liquidity

Our principal capital requirements have been to fund acquisitions, working capital needs, and to a lesser extent, share repurchases and capital expenditures. We have historically relied on internally generated funds to finance our operations and our primary source of capital needs for acquisition has been the issuance of debt and equity securities. At December 31, 2012 and December 31, 2011, our cash totaled $255.0 million and $181.8 million, respectively, including short-term restricted cash of $16.4 million and $14.1 million, respectively.

In November 2011 we entered into the Revolver with several banks and other financial institutions which provided us a revolving line of credit in an aggregate principal amount of $150.0 million, with a $10.0 million sublimit for the issuance of letters of credit and a $10.0 million swingline facility. On June 28, 2012, we received $150.0 million in cash proceeds from the Revolver. Further details of this Revolver can be found in Note 5 of Notes to Consolidated Financial Statements.

On June 29, 2012, we paid an aggregate amount of $290.2 million in full satisfaction of our obligations under the 1.875% Convertible Notes. The 1.875% Convertible Notes were repaid at par ($287.5 million) plus accrued interest from January 1, 2012 through June 30, 2012. We repaid the 1.875% Convertible Notes through a combination of cash on our balance sheet and the aforementioned $150.0 million in cash proceeds from the Revolver.

On November 27, 2012, we paid an aggregate amount of $11.0 million, including principal, accrued interest and an early termination fee, in full satisfaction of our obligations under the asset-backed notes issued by our wholly-owned subsidiary, IP Holdings, herein referred to as our Asset-Backed Notes. We repaid the Asset-Backed Notes through cash on our balance sheet.

On November 29, 2012, we completed the issuance of our Senior Secured Notes in the aggregate principal amount of $600.0 million, with a $100.0 million revolving financing facility, herein referred to as our Variable Funding Notes. We used approximately $150.4 million of the proceeds received from the issuance of the Senior Secured Notes to repay all amounts outstanding under our Revolver (which was extinguished as a result) and approximately $20.3 million to pay the costs associated with this securitized financing transaction. In addition, we funded $7.4 million to an interest reserve account in the name of the trustee of the Senior Secured Notes. Further, $218.3 million of the proceeds from the Senior Secured Notes were used for our purchase of the Umbro brand. We intend to use the remaining proceeds for general corporate purposes, including potential acquisitions and/or share repurchases.

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

Changes in Working Capital

At December 31, 2012 and December 31, 2011 the working capital ratio (current assets to current liabilities) was 3.64 to 1 and 0.78 to 1, respectively.

Operating Activities

Net cash provided by operating activities increased approximately $24.6 million, from $177.6 million in FY 2011 to $202.2 million in FY 2012. After excluding the non-cash re-measurement gain, net of tax, associated with the Ed Hardy transaction in April 2011 (see Note 3 to Financial Statements) for which there is no comparable transaction in FY 2012, the primary drivers of the increase in net cash provided by operating activities were the following: (i) an increase of $26.7 million in aggregate changes in operating assets and liabilities, net of business acquisitions; (ii) our deferred income taxes increased approximately $4.3 million ; and (iii) an increase of $3.4 million in our allowance for doubtful accounts primarily due to weakness in certain men’s brands. These increases were partially offset by the following: (i) a decrease of $3.9 million in net income (after taking effect for the Ed Hardy transaction, net of tax – see above), (ii) a decrease of $3.0 million in non-cash amortization of our convertible notes discount as we extinguished our 1.875% Convertible Notes in June 2012, (iii) non-cash amortization expense for certain definite-lived intangibles decreased by a net amount of $1.5 million as the useful life of certain licensing agreements, non-compete agreements and domain names associated with prior period acquisitions have been fully amortized as of the end of FY 2011, partially offset by the increase of amortization expense for licensing agreements related to the Ed Hardy (April 2011), Sharper Image (October 2011) and Umbro (November 2012) transactions for which there is no comparable amortization in the FY 2011.

Investing Activities

Net cash used in investing activities in FY 2012 increased approximately $87.6 million, from $157.5 million in FY 2011 to $245.2 million in the FY 2012. This increase is primarily due to our acquisition of the Umbro brand in FY 2012 for $225.0 million, compared to $65.6 million paid by us to acquire the Sharper Image brand in November 2011 and $62.0 million paid by us in April 2011 to increase our ownership of the Ed Hardy brands from 50% to 85% and acquire substantially all of the licensing rights to the Ed Hardy brands and trademarks from its licensee.

Financing Activities

Net cash provided by financing activities increased by $84.9 million, from $29.0 million in FY 2011 to $113.9 million in FY 2012. The main driver of this net increase of cash used in financing activities was an increase in proceeds from long-term debt of $457.5 million, from $292.5 million in the FY 2011 related to the issuance of our 2.50% Convertible Notes in June 2011 as compared to $600.0 million in November 2012 related to our proceeds from the Senior Secured Notes and $150.0 million related to our proceeds from the Revolver in June 2012. This increase was partially offset by (i) an increase in the payment of our long-term debt from $211.8 million in FY 2011 to $491.8 million in FY 2012 as we extinguished the 1.875% Convertible Notes in June 2012, the Revolver in November 2012 and the Asset-Backed Notes in November 2012; and (ii) $19.1 million in repurchases of shares on the open market in FY 2011 and compared to $125.3 million in FY 2012.

Obligations and commitments

Senior Secured Notes.

On November 29, 2012 (the “SSN Closing Date”), Icon Brand Holdings, Icon DE Intermediate Holdings LLC, Icon DE Holdings LLC and Icon NY Holdings LLC, each a limited-purpose, bankruptcy remote, wholly-owned direct or indirect subsidiary of the Company, (collectively, the “Co-Issuers”) issued $600.0 million aggregate principal amount of Series 2012-1 4.229% Senior Secured Notes, Class A-2 (the “Senior Secured Notes”) in an offering exempt from registration under the Securities Act of 1933, as amended.

Simultaneously with the issuance of the Senior Secured Notes, the Co-Issuers also entered into a revolving financing facility of Series 2012-1 Variable Funding Senior Notes, Class A-1 (the “Variable Funding Notes”), which allows for the funding of up to $100 million of Variable Funding Notes and certain other credit instruments, including letters of credit. The Variable Funding Notes were issued under the Indenture and allow for drawings on a revolving basis. Drawings and certain additional terms related to the Variable Funding Notes are governed by the Class A-1 Note Purchase Agreement dated November 29, 2012 (the “Variable Funding Note Purchase Agreement”), among the Co-Issuers, Iconix, as manager, certain conduit investors, financial institutions and funding agents, and Barclays Bank PLC, as provider of letters of credit, as swingline lender and as administrative agent. The Variable Funding Notes will be governed, in part, by the Variable Funding Note Purchase Agreement and by certain generally applicable terms contained in the Indenture. Interest on the Variable Funding Notes will be payable at per annum rates equal to the CP Rate, Base Rate or Eurodollar Rate, as defined in the Variable Funding Note Purchase Agreement.

As of December 31, 2012, no amounts under the Variable Funding Notes have been drawn. There is a commitment fee on the unused portion of the Variable Funding Notes facility of 0.5% per annum. It is anticipated that any outstanding principal of and interest on the Variable Funding Notes will be repaid in full on or prior to January 2018. Following the anticipated repayment date, additional interest will accrue on the Variable Funding Notes equal to 5% per annum. The Variable Funding Notes and other credit instruments issued under the Variable Funding Note Purchase Agreement are secured by the collateral described below.

The Senior Secured Notes and the Variable Funding Notes are referred to collectively as the “Notes.” The Notes were issued in a securitization transaction pursuant to which substantially all of Iconix’s United States and Canadian revenue-generating assets (the “Securitized Assets”), consisting principally of its intellectual property and license agreements for the use of its intellectual property, were transferred to and are currently held by the Co-Issuers. The Securitized Assets do not include revenue generating assets of (x) the Iconix subsidiary that owns the Badgley Mischka trademark or the Iconix subsidiaries that own Iconix’s other brands outside of the United States and Canada or (y) joint ventures in which Iconix and certain of its subsidiaries have investments and which own the Artful Dodger, Billionaire Boys Club and Ecko Unltd/Marc Ecko trademarks.

The Notes were issued under a base indenture and related supplemental indenture (collectively, the “Indenture”) among the Co-Issuers and Citibank, N.A., as trustee (in such capacity, the “Trustee”) and securities intermediary. The Indenture will allow the Co-Issuers to issue additional series of notes in the future subject to certain conditions.

While the Notes are outstanding, payments of interest are required to be made on the Senior Secured Notes on a quarterly basis. To the extent funds are available, principal payments in the amount of $10.5 million are required to be made on the Senior Secured Notes on a quarterly basis.

The legal final maturity date of the Senior Secured Notes is in January of 2043, but it is anticipated that, unless earlier prepaid to the extent permitted under the Indenture, the Senior Secured Notes will be repaid in January of 2020. If the Co-Issuers have not repaid or refinanced the Senior Secured Notes prior to the anticipated repayment date, additional interest will accrue on the Senior Secured Notes equal to the greater of (A) 5% per annum and (B) a per annum interest rate equal to the excess, if any, by which the sum of (i) the yield to maturity (adjusted to a quarterly bond-equivalent basis), on the anticipated repayment date of the United States treasury security having a term closest to 10 years plus (ii) 5% plus (iii) 3.4% exceeds the original interest rate. The Senior Secured Notes rank pari passu with the Variable Funding Notes.

Pursuant to the Indenture, the Notes are the joint and several obligations of the Co-Issuers only. The Notes are secured under the Indenture by a security interest in substantially all of the assets of the Co-Issuers (the “Collateral”), which includes, among other things, (i) intellectual property assets, including the U.S. and Canadian registered and applied for trademarks for the following brands and other related IP assets: Candie’s, Bongo, Joe Boxer (excluding Canadian trademarks, none of which are owned by Iconix), Rampage, Mudd, London Fog (other than the trademark for outerwear products sold in the United States), Mossimo, Ocean Pacific and OP, Danskin and Danskin Now, Rocawear, Starter, Waverly, Fieldcrest, Royal Velvet, Cannon, Charisma, and Sharper Image; (ii) the rights (including the rights to receive payments) and obligations under all license agreements for use of those trademarks; (iii) the following equity interests in the following joint ventures: an 85% interest in Hardy Way LLC which owns the Ed Hardy brand, a 50% interest in MG Icon LLC which owns the Material Girl and Truth or Dare brands, a 100% interest in ZY Holdings LLC which owns the Zoo York brand, and an 80% interest in Peanuts Holdings LLC which owns the Peanuts brand and characters; and (iv) various accounts established under the Indenture.

If the Company contributes a newly organized, limited purpose, bankruptcy remote entity (each an “Additional IP Holder” and, together with the Co-Issuers, the “Securitization Entities”) to Icon Brand Holdings LLC or Icon DE Intermediate Holdings LLC, that Additional IP Holder will enter into a guarantee and collateral agreement in a form provided for in the Base Indenture pursuant to which such Additional IP Holder will guarantee the obligations of the Co-Issuers in respect of any Notes issued under the Base Indenture and the other related documents and pledge substantially all of its assets to secure those guarantee obligations pursuant to a guarantee and collateral agreement.

Neither the Company nor any subsidiary of the Company, other than the Securitization Entities, will guarantee or in any way be liable for the obligations of the Co-Issuers under the Indenture or the Notes.

The Notes are subject to a series of covenants and restrictions customary for transactions of this type, including (i) that the Co-Issuers maintain specified reserve accounts to be used to make required payments in respect of the Notes, (ii) provisions relating to optional and mandatory prepayments, including mandatory prepayments in the event of a change of control (as defined in the Series 2012-1 Supplement) and the related payment of specified amounts, including specified make-whole payments in the case of the Senior Secured Notes under certain circumstances, (iii) certain indemnification payments in the event, among other things, the transfers of the assets pledged as collateral for the Notes are in stated ways defective or ineffective and (iv) covenants relating to recordkeeping, access to information and similar matters.

The Notes are also subject to customary rapid amortization events provided for in the Indenture, including events tied to (i) the failure to maintain a stated debt service coverage ratio, which tests the amount of net cash flow generated by the assets of the Co-Issuers against the amount of debt service obligations of the Co-Issuers (including any commitment fees and letter of credit fees with respect to the Variable Funding Notes, due and payable accrued interest, and due and payable scheduled principal payments on the Senior Secured Notes), (ii) certain manager termination events, (iii) the occurrence of an event of default and (iv) the failure to repay or refinance the Notes on the scheduled maturity date. If a rapid amortization event were to occur, Icon DE Intermediate Holdings LLC and Icon Brand Holdings LLC would be restricted from declaring or paying distributions on any of its limited liability company interests.

The Company used approximately $150.4 million of the proceeds received from the issuance of the Senior Secured Notes to repay amounts outstanding under its revolving credit facility (see Note 5 to Notes to Financial Statements) and approximately $20.9 million to pay the costs associated with this securitized financing transaction. In addition approximately $218.3 million of the proceeds from the Senior Secured Notes were used for the Company’s purchase of the Umbro brand. The Company intends to use the remaining proceeds for general corporate purposes, including potential acquisitions and/or share repurchases.

2.50% Convertible Notes.

In May 2011, the Company completed the issuance of $300.0 million principal amount of our 2.50% convertible senior subordinated notes due June 2016, herein referred to as our 2.50% Convertible Notes, in a private offering to certain institutional investors from which we received net proceeds, after transaction fees, of approximately $291.6 million. The 2.50% Convertible Notes bear interest at an annual rate of 2.50%, payable semi-annually in arrears on June 1 and December 1 of each year, commencing as of December 1, 2011. At December 31, 2012, the net balance of the 2.50% Convertible Notes was $254.7 million, which reflects the net debt carrying value in accordance with accounting for convertible debt instruments that may be settled in cash upon conversion. However, the principal amount owed to the 2.50% Convertible Note holders is $300.0 million.

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

We utilized the proceeds of the 2.50% Convertible Notes as follows: approximately $112.6 million was used to extinguish the outstanding obligation under a term loan facility, and approximately $29.9 million was the net payment for the related convertible note hedge. There are no covenants for this debt obligation.

Ecko Note.

In connection with the Ecko transaction, IPH Unltd the Ecko Note to a third party creditor (LF Centennial Limited, an affiliate of Li & Fung USA), for $90.0 million. IPH Unltd’s obligations under the Ecko Note are secured by the Ecko portfolio of trademarks and related intellectual property assets and the Zoo York trademarks and related intellectual property assets owned by ZY Holdings, and are further guaranteed personally by the minority owner of IPH Unltd, with no recourse to us other than the interest of ZY Holdings in the Zoo York trademarks and related intellectual property assets. Amounts outstanding under the Ecko Note bear interest at 7.50% per annum, with minimum principal payable in equal quarterly installments of $2.5 million, with any remaining unpaid principal balance and accrued interest to be due on June 30, 2014, the Ecko Note maturity date. The Ecko Note may be prepaid without penalty, and would be applied to the scheduled quarterly principal payments in the order of their maturity. On July 27, 2011, in connection with our purchase of the Zoo York trademark and related assets (see Note 3 to Notes to Consolidated Financial Statements), IPH Unltd paid $3.0 million in principal to the holder of the Ecko Note. As of December 31, 2012, the total principal balance of the Ecko Note is $57.0 million, of which $10.0 million is included in the current portion of long-term debt on the consolidated balance sheet.

Other. We believe that we will be able to satisfy our ongoing cash requirements for operations and debt servicing for the foreseeable future, primarily with cash flow from operations and if necessary our ability to draw down additional funds under our Variable Funded Notes. In addition, as part of our business growth strategy, we intend, in addition to growing through the organic development of our brands and expanding internationally, to grow through acquisitions of additional brands. We anticipate that we would fund any such acquisitions through a combination of cash, and the issuance of equity and/or debt securities.

The following is a summary of contractual cash obligations, including interest for the periods indicated that existed as of December 31, 2012:

(000’s omitted)	2013	2014	2015	2016	2017	Thereafter	Total
Senior Secured Notes	$42,000	$42,000	$42,000	$42,000	$42,000	$390,000	$600,000
2.50% Convertible Notes	—	—	—	300,000	—	—	300,000
Ecko Note	10,000	47,000	—	—	—	—	57,000
Operating leases	2,292	2,340	2,179	2,052	2,099	13,047	24,009
Employment contracts	6,401	5,619	4,642	—	—	—	16,662
Interest	35,843	31,841	28,434	22,282	17,381	76,582	212,363

Total contractual cash obligations	$96,536	$128,800	$77,255	$366,334	$61,480	$479,629	$1,210,034

Other Factors

We continue to seek to expand and diversify the types of licensed products being produced under our various brands, as well as diversify the distribution channels within which licensed products are sold, in an effort to reduce dependence on any particular retailer, consumer or market sector. The success of our Company, however, remains largely dependent on our ability to build and maintain brand awareness and contract with and retain key licensees and on our licensees’ ability to accurately predict upcoming trends within their respective customer bases and fulfill the product requirements of their particular distribution channels within the global marketplace. Unanticipated changes in consumer fashion preferences, slowdowns in the global economy, changes in the prices of supplies, consolidation of retail establishments, and other factors noted in “Risk Factors,” could adversely affect our licensees’ ability to meet and/or exceed their contractual commitments to us and thereby adversely affect our future operating results.

Effects of Inflation

We do not believe that the relatively moderate rates of inflation experienced over the past few years in the United States, where we primarily compete, have had a significant effect on revenues or profitability. If there were an adverse change in the rate of inflation by less than 10%, the expected effect on net income would be immaterial.

New Accounting Standards

In July 2012, the FASB issued ASU 2012-02, “Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” ASU 2012-02 simplifies the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill by allowing an organization the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. An organization electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the organization determines, based on a qualitative assessment, that it is “more likely than not” that the asset is impaired. The amendments in this Update are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of ASU 2012-02 will not have a material impact on our results of operations or our financial position.

In October 2012, the FASB issued ASU 2012-04, “Technical Corrections and Improvements.” ASU 2012-04 contains amendments to clarify the ASC, correct unintended application of guidance, or make minor improvements to the ASC that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. Additionally, the amendments are intended to make the ASC easier to understand and the fair value measurement guidance easier to apply by eliminating inconsistencies and providing needed clarifications. The amendments that do not have transition guidance were effective upon issuance. The amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 will not have a material impact on our results of operations or our financial position.

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about those amounts. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012.

Critical Accounting Policies

Several of our accounting policies involve management judgments and estimates that could be significant. The policies with the greatest potential effect on our consolidated results of operations and financial position include the estimate of reserves to provide for collectability of accounts receivable. We estimate collectability considering historical, current and anticipated trends of our licensees related to deductions taken by customers and markdowns provided to retail customers to effectively flow goods through the retail channels, and the possibility of non-collection due to the financial position of our licensees’ and their retail customers. Due to our licensing model, we do not have any inventory risk and have reduced our operating risks, and can reasonably forecast revenues and plan expenditures based upon guaranteed royalty minimums and sales projections provided by our retail and other licensees.

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

In June 2001, the FASB issued guidance under ASC Topic 350 Intangibles Goodwill and Other, which changed the accounting for goodwill from an amortization method to an impairment-only approach. Upon our adoption of this guidance, on February 1, 2002, we ceased amortizing goodwill. As prescribed under this guidance, we had goodwill tested for impairment during the years FY 2012, FY 2011 and FY 2010, and no write-downs from impairments were necessary. Our tests for impairment utilize discounted cash flow models to estimate the fair values of the individual assets. Assumptions critical to our fair value estimates are as follow: (i) discount rates used to derive the present value factors used in determining the fair value of the reporting units and trademarks; (ii) royalty rates used in our trademark valuations; (iii) projected average revenue growth rates used in the reporting unit and trademark models; and (iv) projected long-term growth rates used in the derivation of terminal year values. These tests factor in economic conditions and expectations of management and may change in the future based on period-specific facts and circumstances.

Impairment losses are recognized for long-lived assets, including certain intangibles, used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are not sufficient to recover the assets carrying amount. Impairment losses are measured by comparing the fair value of the assets to their carrying amount. For the years FY 2012, FY 2011 and FY 2010 there was no impairment present for these long-lived assets.

Effective January 1, 2006, we adopted guidance under ASC Topic 718 Compensation - Stock Compensation, which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Under this guidance, using the modified prospective method, compensation expense is recognized for all share-based payments granted prior to, but not yet vested as of, January 1, 2006. Prior to the adoption of this guidance, we accounted for our stock-based compensation plans under the recognition and measurement principles of accounting principles board, or APB, Opinion No. 25, “Accounting for stock issued to employees,” and related interpretations. Accordingly, the compensation cost for stock options had been measured as the excess, if any, of the quoted market price of our common stock at the date of the grant over the amount the employee must pay to acquire the stock.

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

We adopted guidance under ASC Topic 740, beginning January 1, 2007, as it relates to uncertain tax positions. The implementation of this guidance did not have a significant impact on our financial position or results of operations. The total unrecognized tax benefit was $1.1 million at the date of adoption. At December 31, 2012, the total unrecognized tax benefit was $1.2 million. However, this unrecognized tax benefit is not recognized for accounting purposes because the related deferred tax asset has been fully reserved in prior years. We are continuing our practice of recognizing interest and penalties related to income tax matters in income tax expense. There was no accrual for interest and penalties related to uncertain tax positions for the year ended December 31, 2012. We file federal and state tax returns and we are generally no longer subject to tax examinations for fiscal years prior to 2008.

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

Moreover, in connection with the warrant transaction with the counterparties related to our 2.50% Convertible Notes, to the extent that the price of our common stock exceeds the strike price of the warrants, the warrant transaction could have a dilutive effect on our earnings per share.

The effect, if any, of these transactions and activities on the trading price of our common stock will depend in part on market conditions and cannot be ascertained at this time, but any of these activities could adversely affect the value of our common stock.

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

The principal executive officer and principal financial officer also conducted an evaluation of internal control over financial reporting,

herein referred to as internal control, to determine whether any changes in internal control occurred during the year ended December 31, 2012 that may have materially affected or which are reasonably likely to materially affect internal control. Based on that evaluation, there has been no change in the Company’s internal control during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

February 28, 2013

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

In order to ensure that our internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for our financial reporting as of December 31, 2012. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, referred to as COSO. Our assessment included the documentation and understanding of our internal control over financial reporting. We have evaluated the design effectiveness and tested the operating effectiveness of internal controls to form our conclusion.

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

Based on this assessment, the undersigned officers concluded that our internal controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings and that information required to be disclosed by us in these periodic filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that our internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

The Audit Committee of our Board of Directors, which consists of independent, non-executive directors, meets regularly with management, the internal auditors and the independent accountants to review accounting, reporting, auditing and internal control matters. The committee has direct and private access to external auditors.

BDO USA, LLP, the independent registered public accounting firm who audits our financial statements, has audited our internal control over financial reporting as of December 31, 2012 and has expressed an unqualified opinion thereon.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Iconix Brand Group, Inc.

New York, New York

We have audited Iconix Brand Group, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Iconix Brand Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Iconix Brand Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Iconix Brand Group, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 and our report dated February 28, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA LLP

New York, New York
February 28, 2013

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item concerning our directors, executive officers and certain corporate governance matters is incorporated by reference from our definitive proxy statement relating to our Annual Meeting of Stockholders to be held in 2013 (“2013 Definitive Proxy Statement”) to be filed with the SEC.

Code of Business Conduct

We have adopted a written code of business conduct that applies to our officers, directors and employees. Copies of our code of business conduct are available, without charge, upon written request directed to our corporate secretary at Iconix Brand Group, Inc., 1450 Broadway, New York, NY 10018.

Item 11. Executive Compensation.

The information required under this item is hereby incorporated by reference from our 2013 Definitive Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required under this item is hereby incorporated by reference from our 2013 Definitive Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required under this item is hereby incorporated by reference from our 2013 Definitive Proxy Statement.

Item 14. Principal Accounting Fees and Services.

The information required under this item is hereby incorporated by reference from our 2013 Definitive Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents included as part of this Annual Report

1. The following consolidated financial statements are included in this Annual Report:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets - December 31, 2012 and 2011

•	Consolidated Income Statements for the years ended December 31, 2012, 2011 and 2010

•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010

•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2012, 2011 and 2010

•	Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010

•	Notes to Consolidated Financial Statements

2. The following financial statement schedules are included in this Annual Report:

•	Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

•	Schedule for the years ended December 31, 2012, 2011 and 2010

•	Schedule II Valuation and qualifying accounts

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

ICONIX BRAND GROUP, INC.

Date: February 28, 2013	By:	/s/ Neil Cole
Neil Cole,
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Neil Cole
Neil Cole	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	February 28, 2013

/s/ Warren Clamen
Warren Clamen	Chief Financial Officer	February 28, 2013
(Principal Financial and Accounting Officer)

/s/ Barry Emanuel
Barry Emanuel	Director	February 28, 2013

/s/ Drew Cohen
Drew Cohen	Director	February 28, 2013

/s/ F. Peter Cuneo
F. Peter Cuneo	Director	February 28, 2013

/s/ Mark Friedman
Mark Friedman	Director	February 28, 2013

/s/ James A. Marcum
James A. Marcum	Director	February 28, 2013

/s/ Laurence N. Charney
Laurence N. Charney	Director	February 28, 2013

Index to Exhibits

Exhibit Numbers	Description

2.1	Asset Purchase dated October 29, 2004 by and among B.E.M. Enterprise, Ltd., Escada (USA) Inc., the Company and Badgley Mischka Licensing LLC (1)

2.2	Asset Purchase Agreement dated July 22, 2005 by and among the Company, Joe Boxer Company, LLC, Joe Boxer Licensing, LLC, JBC Canada Holdings, LLC, Joe Boxer Canada, LP, and William Sweedler, David Sweedler, Alan Rummelsburg, Joseph Sweedler and Arnold Suresky (2)

2.3	Asset Purchase Agreement dated September 16, 2005 by and among the Company, Rampage Licensing, LLC, Rampage.com, LLC, Rampage Clothing Company, Larry Hansel, Bridgette Hansel Andrews, Michelle Hansel, Paul Buxbaum and David Ellis (3)

2.4	Merger Agreement dated as of March 31, 2006 by and among the Company, Moss Acquisition Corp., Mossimo, Inc., and Mossimo Giannulli (4)

2.5	Asset Purchase Agreement dated as of March 31, 2006, between the Company and Mudd (USA) LLC (5)

2.6	Amendment dated April 11, 2006 to Asset Purchase Agreement dated as of March 31, 2006 between the Company and Mudd (USA), LLC. (6)

2.7	Asset Purchase Agreement, dated as of August 21, 2006, between the Company and London Fog Group, Inc. (7)

2.8	Asset Purchase Agreement, dated as of October 31, 2006, between the Company, The Warnaco Group, Inc., and Ocean Pacific Apparel Corp. (including the forms of the Note and the Registration Rights Agreement) (27)+

2.9	Assets Purchase Agreement dated as of February 21, 2007 by and among the Company, Danskin, Inc. and Danskin Now, Inc. (28)+**

2.10	Asset Purchase Agreement dated March 6, 2007 by and among the Company, Rocawear Licensing LLC, Arnold Bize, Shawn Carter and Naum Chernyavsky (29)+

2.11	Purchase and Sale Agreement, dated September 6, 2007, by and among the Company, Official Pillowtex LLC and the Sellers of interests in Official Pillowtex, LLC (“the Sellers”) (32)+

2.12	Asset Purchase Agreement dated November 15, 2007 by and among the Company, Exeter Brands Group LLC and NIKE, Inc. (34)+

2.13	Asset Purchase Agreement by and among NexCen Brands, Inc., NexCen Fixed Asset Company, LLC, NexCen Brand Management, Inc., WV IP Holdings, LLC and the Company dated September 29, 2008 (39)+

2.14	Contribution and Sale Agreement dated October 26, 2009 by and among the Company, IP Holder LLC, now known as IP Holdings Unltd LLC, Seth Gerszberg, Suchman LLC, Yakira, L.L.C., Ecko.Complex, LLC, Zoo York LLC and Zoo York THC LLC. + (46)

2.15	Membership Interest Purchase Agreement dated as of March 9, 2010 by and between the Company and Purim LLC (50)+

2.16	Purchase Agreement dated as of April 26, 2010 by and among the Company, United Features Syndicate, Inc. and The E.W. Scripps Company (51)+

2.17	Asset Purchase Agreement dated April 26, 2011 by and among Hardy Way LLC, Nervous Tattoo, Inc. and Audigier Brand Management Group, LLC (53)+

2.18	Asset Purchase Agreement dated October 26, 2011 by and between the Company and Sharper Image Acquisition LLC (58) +

2.19

Asset Purchase Agreement dated October 24, 2012 by and among Iconix Brand Group, Inc., Umbro IP Holdings LLC, Iconix Luxembourg Holdings SÀRL, Umbro International Limited, Nike Global Services Pte. Ltd. and NIKE, Inc

(60) +

3.1	Certificate of Incorporation, as amended (8)

3.2	Restated and Amended By-Laws (9)

3.3	Restated and Amended By-Laws (61)

3.4	Restated and Amended By-Laws (62)

4.1	Rights Agreement dated January 26, 2000 between the Company and Continental Stock Transfer and Trust Company (10)

4.2	Fifth Amended and Restated Indenture dated of August 28, 2006 by and between IP Holdings LLC, as issuer, and Wilmington Trust Company as Trustee (7)

4.3	Indenture, dated June 20, 2007 between the Company and The Bank of New York (31)

4.4	Registration Rights Agreement, dated June 20, 2007, by and among the Company, Merrill Lynch, Pierce, Fenner & Smith, Incorporated and Lehman Brothers Inc. (31)

4.5	Indenture, dated May 23, 2011, between the Company and The Bank of New York Mellon Trust, N.A. (54)

4.6	Global Note (54)

4.7	Base Indenture dated November 29, 2012 (63)

4.8	Supplemental Indenture dated November 29, 2012 (63)

10.1	1997 Stock Option Plan of the Company (12)*

10.2	2000 Stock Option Plan of the Company (13)*

10.3	2001 Stock Option Plan of the Company (14)*

10.4	2002 Stock Option Plan of the Company (15)*

10.5	Non -Employee Director Stock Incentive Plan (16)*

10.6	401(K) Savings Plan of the Company (17)

10.7	Employment Agreement between Neil Cole and the Company dated January 28, 2008 (9)*

10.8	Membership Interest Purchase Agreement dated as of May 4, 2009 by and among the Company, Donald Edward Hardy and Francesca Passalacqua, trustees of the Hardy/Passalacqua Family Revocable Trust and Donald Edward Hardy. + (47)

10.9	2009 Equity Incentive Plan*(49)

10.15	Option Agreement of Neil Cole dated November 29, 1999 (17)*

10.16	The Company’s 2006 Equity Incentive Plan and forms of options granted thereunder (37)*

10.17	Restricted Stock Agreement dated September 22, 2006 between the Company and Andrew Tarshis (24)*

10.18	Restricted Stock Agreement dated September 22, 2006 between the Company and Deborah Sorell Stehr (24)*

10.19	Form of Restricted Stock Agreement for officers under the Company’s 2006 Equity Incentive Plan (25)*

10.20	Form of Restricted Stock Agreement for Directors under the Company’s 2006 Equity Incentive Plan (25)*

10.21	8% Senior Subordinated Note due 2012 of the Company payable to Sweet Sportswear, LLC (20)

10.22	Letter Agreement dated October 29, 2004 among UCC Funding Corporation, Content Holdings, Inc., the Company and Badgley Mischka Licensing LLC (1)

10.23	Form of Option Agreement under the Company’s 1997 Stock Option Plan (18)*

10.24	Form of Option Agreement under the Company’s 2000 Stock Option Plan (18)*

10.25	Form of Option Agreement under the Company’s 2001 Stock Option Plan (18)*

10.26	Form of Option Agreement under the Company’s 2002 Stock Option Plan (18)*

10.27	Agreement dated June 2, 2006 among the Company, UCC Consulting, Content Holdings, James Haran and Robert D’Loren (44)

10.28	Common Stock Purchase Warrant issued to UCC Consulting Corporation (45)

10.29	Purchase and Sale Agreement dated June 2, 2006 by and among the Company, Content Holdings, Robert D’Loren, Seth Burroughs and Catherine Twist (44)

10.30	Loan and Security Agreement dated as of October 31, 2006 among Mossimo Holdings LLC, Mossimo Management LLC, and Merrill Lynch Mortgage Capital Inc., as agent and lender (11)+

10.31	Guaranty dated as of October 31, 2006 by the Company in favor of Merrill Lynch Mortgage Capital Inc., as agent (11)

10.32	Registration Rights Agreement dated as of March 9, 2007 by and between the Company and Danskin, Inc. (28)

10.33	Registration Rights Agreement dated March 30, 2007 by and between the Company and Rocawear Licensing LLC (29)

10.34	Amended and Restated Credit Agreement dated as of May 2, 2007 by and among the Company, Lehman Brothers Inc. as Arranger, and Lehman Commercial Paper Inc., as Lender, as Syndication Agent and as Administrative Agent (30)+

10.35	Guarantee and Collateral Agreement made by the Company and certain of its subsidiaries in favor of Lehman Commercial Paper Inc., as Administrative Agent (30)+

10.36	Purchase Agreement, dated June 14, 2007, by and among the Company, Merrill Lynch, Pierce, Fenner & Smith, Incorporated and Lehman Brothers Inc. (31)

10.37	Letter Agreement Confirming OTC Convertible Note Hedge, dated June 19, 2007 among the Company, Merrill Lynch International and, solely in its capacity as agent thereunder, Merrill Lynch, Pierce, Fenner & Smith Incorporated (31)

10.38	Letter Agreement, Confirming OTC Convertible Note Hedge, dated June 19, 2007, among the Company, Lehman Brothers - OTC Derivatives Inc. and, solely in its capacity as agent thereunder, Lehman Brothers (31)

10.39	Letter Agreement, Confirming OTC Warrant transaction, dated June 19, 2007, among the Company, Merrill Lynch International and, solely in its capacity as agent thereunder, Merrill Lynch, Pierce, Fenner & Smith Incorporated (31)

10.40	Letter Agreement, Confirming OTC Warrant Transaction, dated June 19, 2007, among the Company, Lehman Brothers OTC Derivatives Inc. and, solely in its capacity as agent thereunder, Lehman Brothers (31)

10.41	Escrow Agreement dated September 6, 2007 by and between the Company, Ben Kraner, on behalf of the Sellers, as each Seller’s authorized attorney-in-fact, and U.S. Bank National Association, as escrow agent (32)

10.42	Note and Security Agreement dated November 7, 2007 made by Artful Holdings, LLC in favor of the Company (33)

10.43	Restricted Stock Grant Agreement dated February 19, 2008 between the Company and Neil Cole (42)*

10.44	Restricted Stock Performance Unit Agreement dated February 19, 2008 between the Company and Neil Cole (42)*

10.45	Lease dated as of November 12, 2007 with respect to the Company’s Executive Offices (42)

10.46	Iconix Brand Group, Inc. Executive Incentive Bonus Plan (35)

10.47	Transition Services Agreement between the Company and David Conn (38)

10.48	Employment Agreement dated November 11, 2008 between the Company and Andrew Tarshis (40)*

10.49	Employment Agreement dated November 11, 2008 between the Company and Warren Clamen (40)*

10.50	Agreement dated May 2008 between the Company and Neil Cole.(36)*

10.51	Agreement dated December 24, 2008 between the Company and Neil Cole (41)*

10.52	Form of restricted stock agreement under the 2009 Equity Incentive Plan* (48)

10.53	Form of stock option agreement under the 2009 Equity Incentive Plan* (48)

10.54	Restricted Stock Performance Unit Agreement with Neil Cole dated September 23, 2009* (48)

10.55	Restricted Stock Agreement with Warren Clamen dated September 22, 2009* (48)

10.56	Restricted Stock Agreement with Andrew Tarshis dated September 22, 2009* (48)

10.57	Employment Agreement dated November 17, 2009 between the Company and Yehuda Shmidman * (52)

10.58	Employment Agreement dated February 26, 2009 between the Company and David Blumberg* (52)

10.59	Restricted Stock Agreement with David Blumberg dated September 22, 2009* (52)

10.60	Lease dated as of December 30, 1994, including amendments dated November 30, 1996, September 26, 2003, and December 23, 2004, with respect to the Company’s office at 200 Madison Avenue (43)

10.61	Purchase Agreement, dated May 17, 2011, among Iconix Brand Group, Inc., Barclays Capital Inc. and Goldman, Sachs & Co. (54)

10.62	Confirmation of OTC Convertible Note Hedge, dated May 17, 2011, between the Company Inc. and Barclays Capital Inc., acting as agent for Barclays Bank PLC (54)

10.63	Confirmation of OTC Convertible Note Hedge, dated May 17, 2011, between the Company and Goldman, Sachs & Co. (54)

10.64	Confirmation of OTC Warrant Transaction, dated May 17, 2011, between the Company and Barclays Capital Inc., acting as agent for Barclays Bank PLC (54)

10.65	Confirmation of OTC Warrant Transaction, dated May 17, 2011, between the Company and Goldman, Sachs & Co. (54)

10.66	Confirmation of Additional OTC Convertible Note Hedge, dated May 18, 2011, between the Company and Barclays Capital Inc., acting as agent for Barclays Bank PLC (54)

10.67	Confirmation of Additional OTC Convertible Note Hedge, dated May 18, 2011, between the Company and Goldman, Sachs & Co. (54)

10.68	Confirmation of Additional OTC Warrant Transaction, dated May 18, 2011, between the Company and Barclays Capital Inc., acting as agent for Barclays Bank PLC (54)

10.69	Confirmation of Additional OTC Warrant Transaction, dated May 18, 2011, between the Company and Goldman, Sachs & Co. (54)

10.70	Amendment to Employment Agreement between Neil Cole and the Company dated June 17, 2011 (55)*

10.71	Restricted Stock Agreement dated June 17, 2011 between the Company and Neil Cole (56)*

10.72	Restricted Stock Performance Unit Agreement dated June 17, 2011 between the Company and Neil Cole (56)*

10.73	Employment Agreement dated October 7, 2011 between the Company and Warren Clamen (57)*

10.74	Employment Agreement dated October 7, 2011 between the Company and Andrew Tarshis (57)*

10.75	Revolving Credit Agreement dated as of November 22, 2011 among the Company, as Borrower, and the several banks and other financial institutions or entities from time to time parties thereto, Barclays Capital, the investment banking division of Barclays Bank PLC, Goldman Sachs Bank USA and GE Capital Markets, Inc., as Joint Lead Arrangers and Joint Bookrunners, Goldman Sachs Bank USA and GE Capital Markets, Inc., as Syndication Agents, Barclays Bank PLC, as Documentation Agent, and Barclays Bank PLC, as Administrative Agent (59)

10.76	Guarantee and Collateral Agreement dated as of November 22, 2011 made by the Company and certain of its Subsidiaries in favor of Barclays Bank PLC, as Administrative Agent (59)

10.77	Employment Agreement dated March 5, 2012 between the Company and David Blumberg (64)*

10.78	Class A-1 Note Purchase Agreement dated November 29, 2012 by and among Registrant, Co-Issuers, Certain Conduit Investors, Certain Financial Institutions, Certain Funding Agents, Barclays Bank PLC, as L/C Provider, Barclays Bank PLC as Swingline Lender and Barclays Bank PLC, as Administrative Agent (63)

10.79	Management Agreement dated November 29, 2012 by and among the Co-Issuers, Registrant and Citibank, N.A., as trustee (63)

10.80	Employment Agreement entered into February 15, 2013 to be effective February 1, 2013 between the Company and David Blumberg (65)*

10.81	PSU Agreement dated February 15, 2013 between Iconix Brand Group, Inc. and David Blumberg. (65)*

10.82	Form of RSU Agreement pursuant to the Amended and Restated 2009 Plan (Executive)* ++

10.83	Form of RSU Agreement pursuant to the Amended and Restated 2009 Plan (Non-Executive)* ++

10.84	Form of RSU Agreement pursuant to the Amended and Restated 2009 Plan (Non-employee Director)* ++

21	Subsidiaries of the Company ++

23	Consent of BDO USA, LLP ++

31.1	Certification of Chief Executive Officer Pursuant To Rule 13a-14 Or 15d-14 Of The Securities Exchange Act Of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002 ++

31.2	Certification of Principal Financial Officer Pursuant To Rule 13a-14 Or 15d-14 Of The Securities Exchange Act Of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002 ++

32.1	Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 ++

32.2	Certification of Principal Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 ++

99.1	Note Purchase Agreement by and among IP Holdings LLC, the Company and Mica Funding, LLC, dated April 11, 2006 (26)+

99.2	Note Purchase Agreement by and among IP Holdings LLC, the Company and Mica Funding, LLC, dated August 28, 2006 (7)+

99.3	Agreement for Creative Director Services dated as of October 31, 2006 by and among the Company, Mossimo, Inc. and Mossimo Giannulli (11)

101.INS	XBRL Instance Document ++

101.SCH	XBRL Schema Document ++

101.CAL	XBRL Calculation Linkbase Document ++

101.DEF	XBRL Definition Linkbase Document ++

101.LAB	XBRL Label Linkbase Document ++

101.PRE	XBRL Presentation Linkbase Document ++

(1)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2004 and incorporated by reference herein.
(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated July 22, 2005 and incorporated by reference herein.
(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated September 16, 2005 and incorporated by reference herein.
(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated March 31, 2006 (SEC accession No. 0000950117-06-001668) and incorporated by reference herein.
(5)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated March 31, 2006 (SEC accession No. 0000950117-06-001669) and incorporated by reference herein.
(6)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated by reference herein.
(7)	Filed as an exhibit filed to the Company’s Current Report on Form 8-K for the event dated August 28, 2006 and incorporated by reference herein.
(8)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated by reference herein.
(9)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated January 28, 2008 and incorporated by reference herein.
(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated January 26, 2000 and incorporated by reference herein.
(11)	Filed as an exhibit to the Company’s Current Report on form 8-K for the event dated October 31, 2006 (SEC accession no. 0001144204-06-045497) and incorporated by reference herein.
(12)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 1997 and incorporated by reference herein.
(13)	Filed as Exhibit A to the Company’s definitive Proxy Statement dated July 18, 2000 as filed on Schedule 14A and incorporated by reference herein.
(14)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended January 31, 2002 and incorporated by reference herein.

(15)	Filed as Exhibit B to the Company’s definitive proxy statement dated May 28, 2002 as filed on Schedule 14A and incorporated by reference herein.
(16)	Filed as Appendix B to the Company’s definitive Proxy Statement dated July 2, 2001 as filed on Schedule 14A and incorporated by reference herein.
(17)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended January 31, 2003 and incorporated by reference herein.
(18)	Filed as an exhibit to the Company’s Transition Report on Form 10-K for the transition period from February 1, 2004 to December 31, 2004 and incorporated by reference herein.
(19)	Intentionally omitted.
(20)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2002 and incorporated by reference herein.
(21)	Intentionally omitted.
(22)	Intentionally omitted.
(23)	Intentionally omitted.
(24)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated September 22, 2006 and incorporated by reference herein.
(25)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated by reference herein.
(26)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated April 11, 2006 and incorporated by reference herein.
(27)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated October 31, 2006 (SEC accession no. 0001144204-06-0455507) and incorporated by reference herein.
(28)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated March 9, 2007 and incorporated by reference herein.
(29)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated March 30, 2007 and incorporated by reference herein.
(30)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated May 1, 2007 and incorporated by reference herein.
(31)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated June 14, 2007 and incorporated by reference herein.
(32)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated October 3, 2007 and incorporated by reference herein.
(33)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated November 7, 2007 and incorporated by reference herein.
(34)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated December 17, 2007 and incorporated by reference herein.
(35)	Filed as Annex B to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 7, 2008 and incorporated by reference herein.

(36)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 and incorporated by reference herein.
(37)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated July 31, 2008 and incorporated by reference herein.
(38)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated August 13, 2008 and incorporated by reference herein.
(39)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated September 29, 2008 and incorporated by reference herein.
(40)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated November 11, 2008 and incorporated by reference herein.
(41)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated December 24, 2008 and incorporated by reference herein.
(42)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2007 and incorporated by reference herein.
(43)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2010 and incorporated by reference herein.
(44)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated June 2, 2006 and incorporated by reference herein.
(45)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated by reference herein.
(46)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated October 30, 2009 and incorporated herein by reference.
(47)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated May 4, 2009 and incorporated herein by reference.
(48)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and incorporated herein by reference.
(49)	Filed as Annex A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on June 29, 2009 and incorporated by reference herein.
(50)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated March 9, 2010 and incorporated by reference herein.
(51)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated April 26, 2010 and incorporated by reference herein.
(52)	Filed as an exhibit to the Company’s Report on Form 10-K for the year ended December 31, 2009 and incorporated by reference herein.
(53)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated April 26, 2011 and incorporated by reference herein.
(54)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated May 17, 2011 and incorporated by reference herein.
(55)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated June 17, 2011 and incorporated by reference herein.
(56)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 and incorporated herein by reference.

(57)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated October 7, 2011 and incorporated by reference herein.
(58)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated October 26, 2011 and incorporated by reference herein.
(59)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated November 22, 2011 and incorporated by reference herein.
(60)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated November 30, 2012 and incorporated by reference herein.
(61)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 22, 2012 and incorporated by reference herein.
(62)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated August 6, 2012 and incorporated by reference herein.
(63)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated November 29, 2012 and incorporated by reference herein.
(64)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated March 5, 2012 and incorporated by reference herein.
(65)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated February 15, 2013 and incorporated by reference herein.
*	Denotes management compensation plan or arrangement
+	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Iconix Brand Group, Inc. hereby undertakes to furnish supplementally to the Securities and Exchange Commission copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.
**	Portions of this document have been omitted and were filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment, which was granted under Rule 24b-2 of the Securities Exchange Act of 1934.
++	Filed herewith.

Annual Report on Form 10-K

Item 8, 15(a)(1) and (2), (c) and (d)

List of Financial Statements and Financial Statement Schedule

Year ended December 31, 2012

Iconix Brand Group, Inc. and Subsidiaries

Form 10-K

Index to Consolidated Financial Statements and Financial Statement Schedule

The following consolidated financial statements of Iconix Brand Group Inc. and subsidiaries are included in Item 15:

The following consolidated financial statement schedule of Iconix Brand Group, Inc. and subsidiaries is included in Item 15(d):

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	F-35

Schedule II Valuation and qualifying accounts	F-36

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Iconix Brand Group, Inc.

New York, New York

We have audited the accompanying consolidated balance sheets of Iconix Brand Group, Inc. and Subsidiaries as of December 31, 2012 and 2011 and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Iconix Brand Group, Inc. and subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Iconix Brand Group, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 28, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

February 28, 2013
New York, New York

Iconix Brand Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except par value)

	December 31,	December 31,
	2012	2011

Assets
Current Assets:

Cash (including restricted cash of $16,362 in 2012 and $14,071 in 2011)	$255,034	$181,788
Accounts receivable	85,249	79,669
Deferred income tax assets	3,497	2,114
Other assets - current	22,571	20,934

Total Current Assets	366,351	284,505

Property and equipment:
Furniture, fixtures and equipment	19,734	18,136
Less: Accumulated depreciation	(9,644)	(6,860)

	10,090	11,276

Other Assets:
Restricted cash	—	7,220
Other assets	24,082	34,186
Trademarks and other intangibles, net	1,769,508	1,550,996
Deferred financing costs, net	21,250	3,573
Investments and joint ventures	64,770	46,278
Goodwill	225,687	223,269

	2,105,297	1,865,522

Total Assets	$2,481,738	$2,161,303

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$33,405	$22,940
Deferred revenue	9,055	11,801
Current portion of long-term debt	52,000	322,423
Other liabilities - current	6,150	5,619

Total current liabilities	100,610	362,783

Deferred income tax liability	206,912	174,238
Long-term debt, less current maturities	859,718	310,966
Deferred revenue	4,898	5,897
Other liabilities	9,760	13,843

Total Liabilities	1,181,898	867,727

Commitments and contingencies

Stockholders’ Equity
Common stock, $.001 par value shares authorized 150,000; shares issued 76,549 and 75,827, respectively	77	76
Additional paid-in capital	815,935	802,193
Retained earnings	529,829	420,421
Accumulated other comprehensive loss	—	(483)
Less: Treasury stock - 9,941 and 2,708 shares at cost, respectively	(159,690)	(33,154)

Total Iconix Brand Group, Inc. Stockholders’ Equity	1,186,151	1,189,053

Non-controlling interest	113,689	104,523

Total Stockholders’ Equity	1,299,840	1,293,576

Total Liabilities and Stockholders’ Equity	$2,481,738	$2,161,303

See accompanying notes to consolidated financial statements.

Iconix Brand Group, Inc. and Subsidiaries

Consolidated Income Statements

(in thousands, except earnings per share data)

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31
	2012	2011	2010

Licensing and other revenue	$353,818	$369,845	$332,559

Selling, general and administrative expenses	138,368	140,985	138,532

Expenses (benefit) related to specific litigation, net	—	94	(15,688)

Operating income	215,450	228,766	209,715

Other expenses (income):
Interest expense	46,576	50,754	43,155
Interest and other income	(2,711)	(24,162)	(3,837)
Equity earnings on joint ventures	(10,887)	(10,353)	(5,492)
Loss on marketable securities	—	—	13,000

Other expenses - net	32,978	16,239	46,826

Income before income taxes	182,472	212,527	162,889

Provision for income taxes	58,963	71,286	52,409

Net income	$123,509	$141,241	$110,480

Less: Net income attributable to non-controlling interest	$14,101	$15,136	$11,633

Net income attributable to Iconix Brand Group, Inc.	$109,408	$126,105	$98,847

Earnings per share:
Basic	$1.57	$1.72	$1.37

Diluted	$1.52	$1.67	$1.32

Weighted average number of common shares outstanding:
Basic	69,689	73,111	72,151

Diluted	71,957	75,495	74,713

See accompanying notes to consolidated financial statements.

Iconix Brand Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(in thousands)

	Year Ended December 31,
	2012	2011	2010

Net income	$123,509	$141,241	$110,480
Other comprehensive (loss) income:
Change in fair value of cash flow hedge	483	(483)	—
Reclassification to earnings of loss on marketable securities	—	—	4,032

Total other comprehensive (loss) income	483	(483)	4,032

Comprehensive income	$123,992	$140,758	$114,512

Less: comprehensive income attributable to non-controlling interest	14,101	15,136	11,633

Comprehensive income attributable to Iconix Brand Group, Inc.	$109,891	$125,622	$102,879

See accompanying notes to consolidated financial statements.

Iconix Brand Group, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(in thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-Controlling Interest	Total

Balance at January 1, 2010	73,193	$73	$725,504	$195,469	$(4,032)	$(7,861)	$60,619	$969,772
Shares issued on exercise of stock options	499	—	2,083	—	—	—	—	2,083
Shares issued on vesting of restricted stock	75	—	—	—	—	—	—	—
Shares issued/accrued for earn-out on acquisition	597	1	12,471	—	—	—	—	12,472
Tax benefit of stock option exercises	—	—	1,301	—	—		—	1,301
Compensation expense in connection with restricted stock and stock options	—	—	11,444	—	—	—	—	11,444

Shares repurchased on vesting of restricted stock and exercise of stock options	—	—	—	—	—	(2,970)	—	(2,970)
Comprehensive income	—	—	—	98,847	4,032	—	11,633	114,512
Distribution to Joint Ventures	—	—	—	—	—	—	(3,078)	(3,078)

Non-controlling interest of acquired companies	—	—	—	—	—	—	33,378	33,378

Balance at January 1, 2011	74,364	$74	$752,803	$294,316	$—	$(10,831)	$102,552	$1,138,914
Shares issued on exercise of stock options and warrants	968	1	3,311	—	—	—	—	3,312
Shares issued on vesting of restricted stock	351	1	—	—	—	—	—	1
Shares issued for earn-out on acquisition	144	—	2,776	—	—	—	—	2,776
Tax benefit of stock option exercises	—	—	4,940	—	—	—	—	4,940
Compensation expense in connection with restricted stock and stock options	—	—	11,742	—	—	—	—	11,742

Shares repurchased on the open market	—	—	—	—	—	(19,138)	—	(19,138)
Cost of shares repurchased on vesting of restricted stock and exercise of stock options	—	—	—	—	—	(3,185)	—	(3,185)
Equity portion of convertible notes	—	—	35,996	—	—	—	—	35,996
Net cost of hedge on convertible notes	—	—	(9,375)	—	—	—	—	(9,375)
Comprehensive income	—	—	—	126,105	(483)	—	15,136	140,758
Distributions to joint ventures	—	—	—	—	—	—	(11,895)	(11,895)
Distribution of capital proceeds							(18,000)	(18,000)

Non-controlling interest of acquired companies	—	—	—	—	—	—	16,730	16,730

Balance at January 1, 2012	75,827	$76	$802,193	$420,421	$(483)	$(33,154)	$104,523	$1,293,576

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-Controlling Interest	Total

Shares issued on exercise of stock options and warrants	267	1	756	—	—	—	—	757
Shares issued on vesting of restricted stock	311	—	—	—	—	—	—	—
Shares issued for earn-out on acquisition	144	—	—	—	—	—	—	—
Tax benefit of stock option exercises	—	—	1,495	—	—	—	—	1,495
Compensation expense in connection with restricted stock and stock options	—	—	11,491	—	—	—	—	11,491

Shares repurchased on the open market	—	—	—	—	—	(125,341)	—	(125,341)
Cost of shares repurchased on vesting of restricted stock and exercise of stock options	—	—	—	—	—	(1,195)	—	(1,195)
Comprehensive income	—	—	—	109,408	483	—	14,101	123,992
Distributions to joint ventures	—	—	—	—	—	—	(9,039)	(9,039)

Non-controlling interest of acquired companies	—	—	—	—	—	—	4,104	4,104

Balance at December 31, 2012	76,549	$77	$815,935	$529,829	$—	$(159,690)	$113,689	$1,299,840

See accompanying notes to consolidated financial statements.

Iconix Brand Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (in thousands)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$123,509	$141,241	$110,480

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	2,784	2,450	1,800
Amortization of trademarks and other intangibles	5,528	6,988	8,307
Amortization of deferred financing costs	3,263	4,309	2,276
Amortization of convertible note discount	20,099	23,057	15,021
Stock-based compensation expense	11,491	11,742	11,444
Loss on marketable securities	—	—	13,000
Non-cash gain on re-measurement of equity investment	—	(21,465)	—
Realization of cash flow hedge	—	—	87
Allowance for doubtful accounts	5,362	1,948	2,253
Earnings on equity investments in joint ventures	(10,887)	(10,353)	(5,492)
Deferred income tax provision	24,385	27,737	13,448
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(10,942)	(17,252)	3,638
Other assets - current	5,891	16,868	(16,002)
Other assets	11,889	12,298	(14,872)
Deferred revenue	(3,745)	(10,168)	(13,515)
Accounts payable and accrued expenses	13,542	(11,791)	33,850

Net cash provided by operating activities	202,169	177,609	165,723

Cash flows used in investing activities:
Purchases of property and equipment	(1,595)	(3,242)	(3,190)
Acquisition of Umbro	(225,000)	—	—
Acquisition of interest in Modern Amusement	(5,000)	—	—
Acquisition of interest in Peanuts Worldwide	—	—	(172,054)
Acquisition of interest in MG Icon	—	—	(4,000)
Acquisition of Sharper Image	—	(65,600)	—
Acquisition of interest in Hardy Way	—	(62,000)	—
Payment of accrued expenses related to acquisitions	—	—	(1,177)
Acquisition of Zoo York - net	—	(18,000)	—
Net distributions (to) from equity partners	(6,774)	(8,116)	2,154
Additional investments in joint ventures	(6,870)	—	—
Earn-out payment on acquisition	(3,771)	—	(799)
Proceeds from sale of trademarks	4,490	—	—
Additions to trademarks	(633)	(568)	(88)

Net cash used in investing activities	(245,153)	(157,526)	(179,154)

Cash flows provided (used in) by financing activities:
Proceeds from exercise of stock options and warrants	757	3,312	2,083
Payment of long-term debt	(491,765)	(211,784)	(81,418)
Proceeds from long-term debt	750,000	292,500	—
Proceeds from sale of warrants	—	28,800	—
Payment for purchase of convertible note hedge	—	(58,740)	—
Acquisition of interest in MG Icon	(4,000)	(4,000)	—
Deferred financing costs	(20,941)	(3,381)	—
Excess tax benefit from share-based payment arrangements	1,495	4,940	1,301
Shares repurchased on vesting of restricted stock and exercise of stock options	(1,195)	(3,185)	(2,970)
Non-controlling interest contribution		1,800	14,826
Shares repurchased on open market	(125,341)	(19,138)	—
Restricted cash - current	(2,291)	(10,771)	2,863
Restricted cash - non-current	7,220	8,646	—

Net cash provided by (used in) financing activities	113,939	28,999	(63,315)

Net increase (decrease) in cash and cash equivalents	70,955	49,082	(76,746)

Cash and cash equivalents, beginning of year	167,717	118,635	195,381

Cash and cash equivalents, end of year	$238,672	167,717	118,635

Balance of restricted cash - current	16,362	14,071	3,300

Total cash and cash equivalents including current restricted cash, end of year	$255,034	$181,788	121,935

Supplemental disclosure of cash flow information:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2012	2011	2010
Cash paid during the year:
Income taxes	$14,847	$40,194	$25,785

Interest	$16,043	$22,969	$22,554

Supplemental disclosures of non-cash investing and financing activities:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2012	2011	2010
Acquisitions:
Common stock issued	$2,221	$3,210	$9,689

MG Icon note payable	$—	$—	$16,000

See accompanying notes to consolidated financial statements.

Iconix Brand Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Information as of and for the Years Ended December 31, 2012, 2011 and 2010

(dollars are in thousands (unless otherwise noted), except per share data)

The Company

Iconix Brand Group, Inc. (the “Company”) is in the business of licensing and marketing intellectual property. The Company, through its wholly-owned subsidiaries, currently owns the following brands: Candie’s®, Bongo®, Badgley Mischka®, Joe Boxer®, Rampage®, Mudd®, London Fog®, Mossimo®, Ocean Pacific/OP®, Danskin®, Rocawear®, Cannon®, Royal Velvet®, Fieldcrest®, Charisma®, Starter®, Waverly®, Zoo York®, Sharper Image® and Umbro®, which it licenses to third parties for use in connection with a variety of apparel, fashion accessories, footwear, beauty and fragrance, and home products and decor. In addition, Scion LLC (“Scion”), a joint venture in which the Company has a 50% investment, owns the Artful Dodger® brand and owns a 50% interest in the Billionaire Boys Club®/BBC® and Ice Cream® brands; Hardy Way LLC (“Hardy Way”), a joint venture in which the Company has an 85% investment, owns the Ed Hardy® brands; IP Holdings Unltd LLC (“IPH Unltd”), a joint venture in which the Company has a 51% investment, owns the Ecko® brands; MG Icon LLC (“MG Icon”), a joint venture in which the Company has a 50% investment, owns the Material Girl® and Truth or Dare® brands; Peanuts Holdings LLC (“Peanuts Holdings”), a joint venture in which the Company has an 80% investment, owns, through its wholly-owned subsidiary Peanuts Worldwide LLC (“Peanuts Worldwide”), the Peanuts® brands; and Icon Modern Amusement, a joint venture in which the Company has a 51% investment, owns the Modern Amusement® brand. The Company’s brands are sold across a variety of distribution channels through direct-to-retail and wholesale licenses, from the mass tier to the luxury market and, in the case of our Peanuts brand, through various media outlets, including television, movies, web-based and mobile content. The Company supports its brands with innovative advertising and promotional campaigns designed to increase brand awareness, and provides its licensees with coordinated trend direction to enhance product appeal and help maintain and build brand integrity.

The Company’s business strategy, as a licensing and marketing company, is to maximize the value of its intellectual property by entering into strategic licenses with licensees who have been selected based upon the Company’s belief that they will be able to produce and sell quality products in the categories of their specific expertise. This licensing strategy is designed to permit the Company to operate its licensing business with minimal working capital, no inventory, production or distribution costs or risks, and utilizing a group of core employees. Further, the Company also seeks to monetize its trademarks internationally through licenses, partnerships, and other arrangements, such as joint ventures.

1. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and, in accordance with U.S. GAAP and accounting for variable interest entities and majority owned subsidiaries, the Company consolidates five joint ventures (Scion, IPH Unltd, Peanuts Holdings, Hardy Way, and Icon Modern Amusement; see Note 3 for explanation). All significant intercompany transactions and balances have been eliminated in consolidation. The Company uses the equity method of accounting to account for those investments and joint ventures which are not required to be consolidated under U.S. GAAP.

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

Since January 1, 2010 the Company has acquired ownership interest in various brands through its investments in joint ventures. The chart below illustrates the Company’s ownership interest in these brands as of December 31, 2012:

Date Acquired/Invested	Brand	Investment / Joint Venture	Iconix’s Investment
May 2009 and April 2011	Ed Hardy	Hardy Way	85%
October 2009	Ecko(1)	IPH Unltd	51%
March 2010	Material Girl and Truth or Dare	MG Icon	50%
June 2010	Peanuts	Peanuts Holdings	80%
December 2012	Modern Amusement	Icon Modern Amusement	51%

(1)	The Zoo York brand was owned by IPH Unltd at the time of the Company’s October 2009 investment in the joint venture. In July 2011, the Company, through its wholly owned subsidiary ZY Holdings LLC (“ZY Holdings”), acquired 100% of the Zoo York brand from its IPH Unltd joint venture, thereby effectively increasing its ownership interest in the brand from 51% to 100%. See Note 3 for further details of this transaction.

Further, since January 1, 2010 the Company established the following joint ventures to develop and market the Company’s brands in specific international markets:

Date Created	Investment / Joint Venture	Iconix’s Investment
December 2011	OP Japan	55	%(1)
May 2012	Iconix India	50%

(1)	In December 2012, the Company sold its remaining 55% interest in OP Japan to its OP Japan joint venture partner, Itochu Corporation (“Itochu”).

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

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of short-term cash investments and accounts receivable. The Company places its cash in investment-grade, short-term instruments with high quality financial institutions. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. The allowance for non-collection of accounts receivable is based upon the expected collectability of all accounts receivable.

For the year ended December 31, 2012 (“FY 2012”), one licensee accounted for 17% of the Company’s revenue, as compared to two licensees which accounted for 17% and 10%, respectively, of the Company’s revenue for the year ended December 31, 2011 (“FY 2011”), and two licensees which accounted for 21% and 12%, respectively, of the Company’s revenue for the year ended December 31, 2010 (“FY 2010”).

Accounts Receivable

Accounts receivable are reported at amounts the Company expects to be collected, net of allowance for doubtful accounts, based on the Company’s ongoing discussions with its licensees, and its evaluation of each licensee’s payment history and account aging. As of December 31, 2012 and 2011, the Company’s allowance for doubtful accounts was $12.0 million and $6.6 million, respectively.

As of December 31, 2012, no licensee accounted for 10% or more of the Company’s accounts receivable (which includes long-term accounts receivables included in other assets on the Company’s consolidated balance sheets), compared to one licensee which accounted for 11% Company’s accounts receivable as of December 31, 2011.

Derivatives

The Company’s objective for holding any derivative financial instruments is to manage interest rate risks. The Company does not use financial instruments for trading or other speculative purposes. However, from time to time the Company uses derivative financial instruments to hedge the variability of anticipated cash flows of a forecasted transaction (a “cash flow hedge”). The Company’s strategy related to derivative financial instruments has been to use foreign currency forward contracts to hedge a portion of anticipated future short-term license revenues to offset the effects of changes in foreign currency exchange rates (primarily between the U.S. dollar and the Japanese Yen).

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

Restricted Stock

Compensation cost for restricted stock is measured using the quoted market price of the Company’s common stock at the date the common stock is granted. The compensation cost is recognized over the period between the issue date and the date that any restrictions lapse. Restricted stock is included in total common shares outstanding upon the lapse of any restrictions.

Stock Options

Compensation cost for stock options, in accordance with accounting for share-based payment under U.S. GAAP, is calculated using the Black-Scholes valuation model based on awards ultimately expected to vest, reduced for estimated forfeitures, and expensed on a straight-line basis over the requisite service period of the grant. Forfeitures are estimated at the time of grant based on the Company’s historical forfeiture experience and will be revised in subsequent periods if actual forfeitures differ from those estimates. The Company will use alternative models if grants have characteristics that cannot be reasonably estimated using this model.

Treasury Stock

Treasury stock is recorded at acquisition cost. Gains and losses on disposition are recorded as increases or decreases to additional paid-in capital with losses in excess of previously recorded gains charged directly to retained earnings.

Deferred Financing Costs

The Company incurred costs (primarily professional fees and placement agent fees) in connection with borrowings under senior secured notes and a convertible bond offering. These costs have been deferred and are being amortized using the interest method over the life of the related debt.

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

Goodwill and Other Intangibles

Goodwill represents the excess of purchase price over the fair value of net assets acquired in business combinations accounted for under the purchase method of accounting. The Company tests, at least annually, goodwill and indefinite life trademarks for impairment through the use of discounted cash flow models. Other intangibles with determinable lives, including certain trademarks, license agreements and non-compete agreements, are evaluated for the possibility of impairment, and are otherwise amortized on a straight-line basis over the estimated useful lives of the assets (currently ranging from 1 to 15 years).

The changes in the carrying amount of goodwill for FY 2012 and FY 2011 are as follows:

(in 000’s)	FY 2012	FY 2011
Beginning balance	$223,269	$192,780
Acquisitions	2,300	27,062
Net adjustments to purchase price of prior period acquisitions	118	3,427

Ending balance	$225,687	$223,269

On November 30, 2012, the Company completed the acquisition of the Umbro brand and related assets. See Note 3 for details of this transaction. In allocating the purchase price of this acquisition, $2.3 million was allocated to goodwill, which is deductible for income tax purposes.

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

During FY 2011, in accordance with the terms of the Rocawear acquisition agreement, the Company recorded contingent consideration of approximately $3.4 million, which was earned by the former owners of the Rocawear brand as a result of the brand achieving specific performance thresholds.

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

Advertising Campaign Costs

All costs associated with production for the Company’s national advertising campaigns are expensed during the periods when the activities take place. All other advertising costs such as print and online media are expensed when the advertisement occurs. Advertising expenses for FY 2012, FY 2011 and FY 2010 amounted to $21.4 million, $23.5 million, and $30.9 million, respectively.

Comprehensive Income

Comprehensive income includes certain gains and losses that, under U.S. GAAP, are excluded from net income as such amounts are recorded directly as an adjustment to stockholders’ equity. The Company’s comprehensive income is primarily comprised of net income and the change in fair value of its marketable securities and cash flow hedge.

New Accounting Standards

In July 2012, the FASB issued ASU 2012-02, “Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” ASU 2012-02 simplifies the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill by allowing an organization the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. An organization electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the organization determines, based on a qualitative assessment, that it is “more likely than not” that the asset is impaired. The amendments in this Update are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of ASU 2012-02 will not have a material impact on our results of operations or our financial position.

In October 2012, the FASB issued ASU 2012-04, “Technical Corrections and Improvements.” ASU 2012-04 contains amendments to clarify the ASC, correct unintended application of guidance, or make minor improvements to the ASC that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. Additionally, the amendments are intended to make the ASC easier to understand and the fair value measurement guidance easier to apply by eliminating inconsistencies and providing needed clarifications. The amendments that do not have transition guidance were effective upon issuance. The amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 will not have a material impact on our results of operations or our financial position.

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about those amounts. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012.

Presentation of Prior Year Data

Certain reclassifications have been made to conform prior year data to the current presentation.

2. Trademarks and Other Intangibles, net

Trademarks and other intangibles, net consist of the following:

		December 31, 2012		December 31, 2011
	Estimated	Gross		Gross
	Lives in	Carrying	Accumulated	Carrying	Accumulated
(000’s omitted)	Years	Amount	Amortization	Amount	Amortization

Indefinite life trademarks and copyrights	Indefinite	$1,750,201	$—	$1,528,362	$—
Definite life trademarks	10-15	19,603	8,077	19,603	6,623
Non-compete agreements	2-15	10,475	10,475	10,475	10,325
Licensing agreements	1-9	20,636	12,855	32,428	22,924
Domain names	5	—	—	570	570

		$1,800,915	$31,407	$1,591,438	$40,442

In November 2012, the Company completed the acquisition of Umbro, including trademarks and other related assets. As a result of this transaction, the Company increased its indefinite life trademarks by $220.5 million and its licensing agreements by $2.2 million. In December 2012 the Company completed the acquisition of Modern Amusement which increased its indefinite life trademarks by $9.8 million. See Note 3 for further explanation of these transactions.

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

Amortization expense for intangible assets for FY 2012, FY 2011 and FY 2010 was $5.5 million, $7.0 million and $8.3 million, respectively. The trademarks of Candie’s, Bongo, Joe Boxer, Rampage, Mudd, London Fog, Mossimo, Ocean Pacific, Danskin, Rocawear, Cannon, Royal Velvet, Fieldcrest, Charisma, Starter, Waverly, Ecko, Zoo York, Peanuts, Ed Hardy, Sharper Image and Umbro have been determined to have an indefinite useful life and accordingly, consistent with ASC Topic 350, no amortization has been recorded in the Company’s consolidated income statements. Instead, each of these intangible assets are tested for impairment at least annually on an individual basis as separate single units of accounting, with any related impairment charge recorded to the statement of operations at the time of determining such impairment. Consistent with ASC Topic 350, there was no impairment of the indefinite-lived trademarks during FY 2012, FY 2011 or FY 2010. Further, as it relates to the Company’s definite-lived trademarks, and consistent with ASC Topic 360, there was no impairment of the definite-lived trademarks during FY 2012, FY 2011 or FY 2010.

3. Acquisitions, Investments and Joint Ventures

Umbro

On November 30, 2012, the Company completed its acquisition from NIKE, Inc., an Oregon corporation (“Parent”) through its direct and indirect wholly-owned subsidiaries, Umbro International Limited, a company incorporated in England (“Seller”) and Nike Global Services Pte. Ltd. a company incorporated in Singapore (the “International Subsidiary”), of all of Parent’s, Seller’s and International Subsidiary’s intellectual property rights and licenses and certain other related assets relating principally or exclusively to the Umbro brand name pursuant to an asset purchase agreement entered into on October 24, 2012 among the Company, Umbro IP Holdings LLC (“US Buyer”), Iconix Luxembourg Holdings SÀRL, a Société à responsabilité limitée registered in The Grand Duchy of Luxembourg (“Global Buyer”), Seller, International Subsidiary and Parent.

In accordance with the terms of the Purchase Agreement, at the closing, the Company paid the Seller $225 million in cash, of which approximately $6.8 million was released from an escrow account entered into at the time the asset purchase agreement was signed.

The cash paid to the Sellers and the estimated fair value of the assets acquired less liabilities assumed, is allocated as follows:

(000’s omitted)
Cash paid to sellers by Iconix Brand Group, Inc.	$225,000

Trademarks	$220,500
License agreements	2,200
Goodwill	2,300

$225,000

Acquisition costs related to this transaction were approximately $0.5 million and are reflected in the Company’s consolidated income statement for FY 2012. Unaudited pro forma financial information is not required as the acquisition is not material.

Iconix India

In May 2012, the Company contributed substantially all rights to its wholly-owned and controlled brands in India to Imaginative Brand Developers Private Limited, now known as Iconix Lifestyle India Private Limited (“Iconix India”), a then newly formed subsidiary of the Company. Shortly thereafter, Reliance Brands Limited (“Reliance”), an affiliate of the Reliance Group, purchased a 50% interest in Iconix India for $6.0 million. Reliance paid $2.0 million upon the closing of the transaction and committed to pay an additional $4.0 million over the 48-month period following closing. As a result of this transaction, the Company recorded a gain of $5.6 million, which is included in licensing and other revenue in FY 2012. As of December 31, 2012, of the $4.0 million remaining due to the Company from Reliance, $1.0 million is included in other assets – current and $3.0 million is included in other assets on the consolidated balance sheet. Additionally, pursuant to the terms of the transaction, the Company and Reliance each agreed to contribute 100 million rupees (approximately $2.0 million) to Iconix India as working capital, of which 25 million rupees (approximately $0.5 million) was contributed at closing with the balance to be contributed based on the capital requirements of Iconix India as agreed upon by the Company and Reliance.

At inception, the Company determined, in accordance with ASC 810, based on the corporate structure, voting rights and contributions of the Company and Reliance, that Iconix India is not a variable interest entity and not subject to consolidation. The Company has recorded its investment under the equity method of accounting.

Modern Amusement

On December 27, 2012, the Company entered into an interest purchase and management agreement with Dirty Bird Productions, Inc., a California corporation, in which the Company effectively purchased a 51% interest in the Modern Amusement trademarks and related assets for $5.0 million, which was funded entirely from cash on the balance sheet. To acquire its 51% interest in the trademark, the Company formed a new joint venture company, Icon Modern Amusement LLC (“Icon MA”), a Delaware limited liability company.

ASC Topic 810 affirms that consolidation is appropriate when one entity has a controlling financial interest in another entity. The Company owns a 51% membership interest in Icon MA compared to the minority owner’s 49% membership interest. Further, the Company believes that the voting and veto rights of the minority shareholder are merely protective in nature and do not provide them with substantive participating rights in Icon MA. As such, Icon MA is subject to consolidation with the Company, which is reflected in the consolidated financial statements.

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

OP Japan

In November 2011, the Company contributed substantially all rights to the OP brand in Japan, Singapore, Malaysia, Indonesia and certain neighboring countries (the “OP Japan Territory”) to OP Japan Holdings Limited (“OP Japan”), a then newly formed subsidiary of the Company. Immediately following the formation of OP Japan, Itochu purchased a 45% interest in OP Japan with an option to obtain the remaining 55% at fair value. In December 2012, Itochu exercised the option and purchased the remaining 55% interest in OP Japan from the Company. In consideration for its interest in OP Japan, Itochu paid approximately $7.4 million in FY 2011 and $8.7 million in 2013 to the Company. As a result of this transaction, the Company recorded a net gain of approximately $6.5 million in FY 2012 and $5.6 million in FY 2011, representing the difference of the $16.1 million received from Itochu and the cost basis of $4.0 million for the OP trademarks in the OP Japan Territory, which is included in licensing and other revenue in the Company’s consolidated income statement in FY 2012 and FY 2011. In conjunction with this transaction, Itochu entered into a master license agreement with OP Japan for the exclusive rights to certain licenses whereby Itochu agrees to pay OP Japan guaranteed royalties of $2.0 million per year for a five year term.

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

In March 2009, the Company, through its investment in Scion, effectively acquired a 16.6% interest in one of its licensees, Roc Apparel Group LLC (“RAG”) for $1. The Company has determined that this entity is a variable interest entity as defined by ASC Topic 810, however, the Company is not the primary beneficiary of this entity. The investment in this entity is accounted for under the cost method of accounting. As part of the transaction, the Company and its Scion partner each contributed approximately $2.1 million to Scion, totaling approximately $4.1 million, which was deposited as cash collateral under the terms of RAG’s financing agreements. In June 2010, approximately $3.3 million of the collateral was released to Scion and distributed to the Scion members equally; as of December 31, 2011 the remaining $0.8 million was included in short-term restricted cash on the Company’s consolidated balance sheet. In January 2012, the Company and its Scion partner each contributed $1.1 million, totaling $2.2 million, to Scion, which was deposited as additional cash collateral under the new terms of RAG’s financing agreements. The aggregate $3.0 million of cash collateral, which is owned by Scion, is included as short-term restricted cash in the Company’s consolidated balance sheet as of December 31, 2012.

During FY 2010 the Company received and recognized $0.8 million in dividends; no such dividends were received or recognized in FY 2012 or FY 2011.

In May 2012, Scion, through a newly formed subsidiary, Scion BBC LLC, purchased a 50% interest in BBC Ice Cream, LLC, owner of the Billionaire Boys Club and Ice Cream brands for approximately $3.5 million. The purchase price for the transaction was funded by the Company through a cash contribution to Scion. In addition, pursuant to the terms of an amendment to the Scion operating agreement, signed in March 2012, the Company has agreed to commit an additional $6.5 million to Scion to fund investments and acquisitions mutually agreed upon by the Company and its Scion partner, Jay-Z.

In accordance with ASC Topic 810, the Company recognizes the non-controlling interest of Scion as equity in the consolidated financial statements and separate from the parent’s equity.

As of December 31, 2012 and December 31, 2011, the carrying value of the consolidated assets that are collateral for the variable interest entity’s obligations total $10.6 million and $11.6 million, respectively, which is comprised of the Artful Dodger trademark.

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

In December 2012, China Outfitters Holdings Limited (“China Outfitters”), a Hong Kong company and joint venture partner with Iconix China for the London Fog brand, purchased the Artful Dodger and Zoo York brands for the China Territory from Iconix China. As a result of this transaction, Iconix China recorded a net gain of approximately $7.4 million, representing the difference of the $8.0 million received from China Outfitters and the cost basis of $0.6 million for the Artful Dodger and Zoo York trademarks in the China Territory. The Company’s 50% share of the net gain of $7.4 million recognized by Iconix China in this transaction, amounting to approximately $3.7 million, is included in equity earnings on joint ventures in the Company’s consolidated income statement for FY 2012.

In December 2011, China Outfitters, completed an initial public offering on the Hong Kong Stock Exchange. As a result of this public offering, Iconix China’s investment in its joint venture with China Outfitters, which had a cost basis of approximately $2.6 million, was replaced with common stock of the newly formed public company, China Outfitters, the fair value of which was approximately $15.3 million, and in accordance with ASC Topic 845 a net gain of approximately $12.7 million was recognized by Iconix China at the time of the public offering to reflect the exchange of the original investment for the fair value of the China Outfitters common stock received through the public offering. The Company’s 50% share of the net gain of $12.7 million recognized by Iconix China in this transaction, amounting to approximately $6.4 million, is included in equity earnings on joint ventures in the Company’s consolidated income statement for FY 2011.

As of December 31, 2012, the Company has not received any income distributions from Iconix China.

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

During FY 2011, the Company contributed to Iconix Latin America its share of the rights to revenues from IPH Unltd (see below) from the exploitation of the Ecko brands in the Latin America Territory. Also in FY 2011, the Company contributed to Iconix Latin America its rights to the Ed Hardy brands for the Latin America Territory. During FY 2012, the Company contributed to Iconix Latin America the rights to the Zoo York and Sharper Image brands for the Latin America Territory. In aggregate consideration for these contributions, New Brands agreed to pay an aggregate of approximately $5.7 million to the Company. As of December 31, 2012, the balance owed to the Company under this obligation is approximately $2.9 million, $1.1 million of which is included in other assets - current and $1.8 million of which is included in other assets on the Company’s consolidated balance sheet. The Company has recorded the consideration associated with these transactions as other liabilities, which will be recognized over a period of three years.

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

On December 23, 2011, the Company entered into an agreement with NT to terminate the above mentioned license, and as such all prepaid royalties were recognized as earned and are included in the Company’s consolidated income statement for FY 2011. As part of this agreement, $2.0 million of the original $7.0 million contingent consideration was released back to the Company and the contingency provision relating to the remaining $5.0 million was amended and considered earned by NT. In accordance with ASC Topic 810, the $2.0 million of contingent consideration released back to the Company is included in the Company’s consolidated income statement for FY 2011. During the first quarter of FY 2012, the Company signed a new licensee to replace the core categories covered by the terminated NT license.

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

As of December 31, 2012 and December 31, 2011, the carrying value of the consolidated assets that are collateral for the variable interest entity’s obligations total $183.4 million and $184.5 million, respectively, which is comprised primarily of trademarks and license agreements. The assets of the Company are not available to the variable interest entity’s creditors.

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

MG Icon

In March 2010, the Company acquired a 50% interest in MG Icon, the owner of the Material Girl and Truth or Dare brands and trademarks and other rights associated with the artist, performer and celebrity known as “Madonna”, from Purim LLC (“Purim”) for $20.0 million, $4.0 million of which was paid at closing and another $8.0 million of which was paid through September 30, 2012. In connection with the launch of Truth or Dare brand and based on certain qualitative criteria, Purim is entitled to an additional $3.0 million, $1.0 million of which was paid in March 2012, with the remaining amount to be paid in $1.0 million installments in March 2013 and March 2014. In addition, Purim may be entitled to receive additional consideration based on certain qualitative criteria. As of December 31, 2012, of the remaining $10.0 million owed to Purim, $5.0 million is included in other current liabilities and $5.0 million is included in other liabilities on the Company’s consolidated balance sheet.

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

In connection with the Peanuts Operating Agreement, the Company through IE, loaned $17.5 million to Beagle (the “Beagle Note”), the proceeds of which were used to fund Beagle’s capital contribution to Peanuts Holdings in connection with the acquisition of Peanuts Worldwide. The Beagle Note bears interest at 6% per annum, with minimum principal payable in equal annual installments of approximately $2.2 million on June 3, with any remaining unpaid principal balance and accrued interest to be due on June 3, 2015, the Beagle Note maturity date. Principal may be prepaid at anytime. The Beagle Note is secured by the membership interest in Peanuts Holdings owned by Beagle. As of December 31, 2012, the current portion of approximately $2.2 million is included in other assets - current in the consolidated balance sheet and the long term portion of $7.5 million is included in other assets.

ASC Topic 810 affirms that consolidation is appropriate when one entity has a controlling financial interest in another entity. The Company owns an 80% membership interest in Peanuts Holdings, compared to the non-controlling owner’s 20% membership interest. As such, Peanuts Holdings is subject to consolidation with the Company, which is reflected in the Company’s consolidated financial statements as of December 31, 2012.

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

Acquisition Expenses

During FY 2012, FY 2011 and FY 2010, pretax charges aggregating approximately $0.5 million, $0.4 million and $1.5 million, respectively, were recorded for legal expenses and other transactions related to the acquisitions and transactions described above. These charges, which were expensed in accordance with the accounting guidance for business combinations, are included in selling, general and administrative costs in the Company’s consolidated income statements.

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

To determine the fair value of certain financial instruments, the Company relies on Level 2 inputs generated by market transactions of similar instruments where available, and Level 3 inputs using an income approach when Level 1 and Level 2 inputs are not available. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and financial liabilities and their placement within the fair value hierarchy. The following table summarizes the instruments measured at fair value at December 31, 2012 and December 31, 2011:

December 31, 2012 (000’s omitted)	Level 1	Level 2	Level 3	Valuation Technique
Income Statement Hedge	$—	$—	$—	(A	)

December 31, 2011 (000’s omitted)	Level 1	Level 2	Level 3	Valuation Technique
Income Statement Hedge	$—	$(483)	$—	(A	)

Hedge Instruments

On March 26, 2011, the Company purchased hedge instruments from JP Morgan Chase Bank N.A. (“JPMC”) to mitigate the income statement risk and cash flow risk of revenue and receivables from licenses denominated in Japanese Yen. These hedge instruments are foreign exchange forward contracts that set the foreign exchange rate from Japanese Yen to U.S. Dollars for the Company’s forecasted Japanese Yen denominated revenue (“Income Statement Hedge”) and receivable (“Balance Sheet Hedge”). Based on management’s assessment, the Income Statement Hedge qualifies for hedge accounting under ASC Topic 815. On a quarterly basis, the value of the Income Statement Hedge was adjusted to reflect its current fair value, with any adjustment flowing through other comprehensive income. The fair value of this instrument was obtained by comparing the characteristics of the Income Statement Hedge with similarly traded instruments, and was therefore classified as Level 2 in the fair value hierarchy. As of March 31, 2012, the Income Statement Hedge and the Balance Sheet Hedge expired by their respective terms, and, as of December 31, 2012 the Company had no other hedge instruments other than the 2.50% Convertible Note Hedges (see Note 5).

Financial Instruments

As of December 31, 2012 and December 31, 2011, the fair values of cash, receivables and accounts payable approximated their carrying values due to the short-term nature of these instruments. The fair value of the note receivable from New Brands (see Note 3) approximates its $2.9 million carrying value; the fair value of the note receivable due from the purchasers of the Canadian trademark for Joe Boxer approximates its $3.0 million carrying value; the fair value of the note payable to Purim LLC (see Note 3) approximates its $10.0 million carrying value; and the fair value of the Beagle Note (see Note 3) approximates its $9.7 million carrying value. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on broker quotes or quoted market prices or rates for the same or similar instruments, and the related carrying amounts are as follows:

(000’s omitted)	December 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$911,711	$979,827	$633,389	$679,755

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

Non-Financial Assets and Liabilities

On January 1, 2009, the Company adopted the provisions of ASC Topic 820 with respect to its non-financial assets and liabilities requiring non-recurring adjustments to fair value using a market participant approach. The Company uses a discounted cash flow model with Level 3 inputs to measure the fair value of its non-financial assets and liabilities. The Company also adopted the provisions of ASC 820 as it relates to purchase accounting for its acquisitions. The Company has goodwill, which is tested for impairment at least annually, as required by ASC Topic 350. Further, in accordance with ASC Topic 350, the Company’s indefinite-lived trademarks are tested for impairment at least annually, on an individual basis as separate single units of accounting. Similarly, consistent with ASC Topic 360 as it relates to accounting for the impairment or disposal of long-lived assets, the Company assesses whether or not there is impairment of the Company’s definite-lived trademarks. There was no impairment, and therefore no write-down, of any of the Company’s long-lived assets during FY 2012 or FY 2011.

5. Debt Arrangements

The Company’s net carrying amount of debt is comprised of the following:

	December 31,	December 31,
(000’s omitted)	2012	2011
Senior Secured Notes	$600,000	$—
2.50% Convertible Notes	254,718	243,164
Ecko Note	57,000	67,000
Revolver	—	—
Asset-Backed Notes	—	44,270
1.875% Convertible Notes	—	278,955

Total	$911,718	$633,389

Senior Secured Notes

On November 29, 2012 (the “SSN Closing Date”), Icon Brand Holdings, Icon DE Intermediate Holdings LLC, Icon DE Holdings LLC and Icon NY Holdings LLC, each a limited-purpose, bankruptcy remote, wholly-owned direct or indirect subsidiary of the Company, (collectively, the “Co-Issuers”) issued $600.0 million aggregate principal amount of Series 2012-1 4.229% Senior Secured Notes, Class A-2 (the “Senior Secured Notes”) in an offering exempt from registration under the Securities Act of 1933, as amended.

Simultaneously with the issuance of the Senior Secured Notes, the Co-Issuers also entered into a revolving financing facility of Series 2012-1 Variable Funding Senior Notes, Class A-1 (the “Variable Funding Notes”), which allows for the funding of up to $100 million of

Variable Funding Notes and certain other credit instruments, including letters of credit. The Variable Funding Notes were issued under the Indenture and allow for drawings on a revolving basis. Drawings and certain additional terms related to the Variable Funding Notes are governed by the Class A-1 Note Purchase Agreement dated November 29, 2012 (the “Variable Funding Note Purchase Agreement”), among the Co-Issuers, Iconix, as manager, certain conduit investors, financial institutions and funding agents, and Barclays Bank PLC, as provider of letters of credit, as swingline lender and as administrative agent. The Variable Funding Notes will be governed, in part, by the Variable Funding Note Purchase Agreement and by certain generally applicable terms contained in the Indenture. Interest on the Variable Funding Notes will be payable at per annum rates equal to the CP Rate, Base Rate or Eurodollar Rate, as defined in the Variable Funding Note Purchase Agreement.

As of December 31, 2012, no amounts under the Variable Funding Notes have been drawn. There is a commitment fee on the unused portion of the Variable Funding Notes facility of 0.5% per annum. It is anticipated that any outstanding principal of and interest on the Variable Funding Notes will be repaid in full on or prior to January 2018. Following the anticipated repayment date, additional interest will accrue on the Variable Funding Notes equal to 5% per annum. The Variable Funding Notes and other credit instruments issued under the Variable Funding Note Purchase Agreement are secured by the collateral described below.

The Senior Secured Notes and the Variable Funding Notes are referred to collectively as the “Notes.” The Notes were issued in a securitization transaction pursuant to which substantially all of Iconix’s United States and Canadian revenue-generating assets (the “Securitized Assets”), consisting principally of its intellectual property and license agreements for the use of its intellectual property, were transferred to and are currently held by the Co-Issuers. The Securitized Assets do not include revenue generating assets of (x) the Iconix subsidiary that owns the Badgley Mischka trademark or the Iconix subsidiaries that own Iconix’s other brands outside of the United States and Canada or (y) joint ventures in which Iconix and certain of its subsidiaries have investments and which own the Artful Dodger, Billionaire Boys Club and Ecko Unltd trademarks.

The Notes were issued under a base indenture and related supplemental indenture (collectively, the “Indenture”) among the Co-Issuers and Citibank, N.A., as trustee (in such capacity, the “Trustee”) and securities intermediary. The Indenture will allow the Co-Issuers to issue additional series of notes in the future subject to certain conditions.

While the Notes are outstanding, payments of interest are required to be made on the Senior Secured Notes on a quarterly basis. To the extent funds are available, principal payments in the amount of $10.5 million are required to be made on the Senior Secured Notes on a quarterly basis.

The legal final maturity date of the Senior Secured Notes is in January of 2043, but it is anticipated that, unless earlier prepaid to the extent permitted under the Indenture, the Senior Secured Notes will be repaid in January of 2020. If the Co-Issuers have not repaid or refinanced the Senior Secured Notes prior to the anticipated repayment date, additional interest will accrue on the Senior Secured Notes equal to the greater of (A) 5% per annum and (B) a per annum interest rate equal to the excess, if any, by which the sum of (i) the yield to maturity (adjusted to a quarterly bond-equivalent basis), on the anticipated repayment date of the United States treasury security having a term closest to 10 years plus (ii) 5% plus (iii) 3.4% exceeds the original interest rate. The Senior Secured Notes rank pari passu with the Variable Funding Notes.

Pursuant to the Indenture, the Notes are the joint and several obligations of the Co-Issuers only. The Notes are secured under the Indenture by a security interest in substantially all of the assets of the Co-Issuers (the “Collateral”), which includes, among other things, (i) intellectual property assets, including the U.S. and Canadian registered and applied for trademarks for the following brands and other related IP assets: Candie’s, Bongo, Joe Boxer (excluding Canadian trademarks, none of which are owned by Iconix), Rampage, Mudd, London Fog (other than the trademark for outerwear products sold in the United States), Mossimo, Ocean Pacific and OP, Danskin and Danskin Now, Rocawear, Starter, Waverly, Fieldcrest, Royal Velvet, Cannon, Charisma, and Sharper Image; (ii) the rights (including the rights to receive payments) and obligations under all license agreements for use of those trademarks; (iii) the following equity interests in the following joint ventures: an 85% interest in Hardy Way LLC which owns the Ed Hardy brand, a 50% interest in MG Icon LLC which owns the Material Girl and Truth or Dare brands, a 100% interest in ZY Holdings LLC which owns the Zoo York brand, and an 80% interest in Peanuts Holdings LLC which owns the Peanuts brand and characters; and (iv) certain cash accounts established under the Indenture.

If the Company contributes a newly organized, limited purpose, bankruptcy remote entity (each an “Additional IP Holder” and, together with the Co-Issuers, the “Securitization Entities”) to Icon Brand Holdings LLC or Icon DE Intermediate Holdings LLC, that Additional IP Holder will enter into a guarantee and collateral agreement in a form provided for in the Base Indenture pursuant to which such Additional IP Holder will guarantee the obligations of the Co-Issuers in respect of any Notes issued under the Base Indenture and the other related documents and pledge substantially all of its assets to secure those guarantee obligations pursuant to a guarantee and collateral agreement.

Neither the Company nor any subsidiary of the Company, other than the Securitization Entities, will guarantee or in any way be liable for the obligations of the Co-Issuers under the Indenture or the Notes.

The Notes are subject to a series of covenants and restrictions customary for transactions of this type, including (i) that the Co-Issuers maintain specified reserve accounts to be used to make required payments in respect of the Notes, (ii) provisions relating to optional and mandatory prepayments, including mandatory prepayments in the event of a change of control (as defined in the Series 2012-1 Supplement) and the related payment of specified amounts, including specified make-whole payments in the case of the Senior Secured Notes under certain circumstances, (iii) certain indemnification payments in the event, among other things, the transfers of the assets pledged as collateral for the Notes are in stated ways defective or ineffective and (iv) covenants relating to recordkeeping, access to information and similar matters.

The Notes are also subject to customary rapid amortization events provided for in the Indenture, including events tied to (i) the failure to maintain a stated debt service coverage ratio, which tests the amount of net cash flow generated by the assets of the Co-Issuers against the amount of debt service obligations of the Co-Issuers (including any commitment fees and letter of credit fees with respect to the Variable Funding Notes, due and payable accrued interest, and due and payable scheduled principal payments on the Senior Secured Notes), (ii) certain manager termination events, (iii) the occurrence of an event of default and (iv) the failure to repay or refinance the Notes on the scheduled maturity date. If a rapid amortization event were to occur, Icon DE Intermediate Holdings LLC and Icon Brand Holdings LLC would be restricted from declaring or paying distributions on any of its limited liability company interests.

The Company used approximately $150.4 million of the proceeds received from the issuance of the Senior Secured Notes to repay amounts outstanding under its revolving credit facility (see below) and approximately $20.9 million to pay the costs associated with this securitized financing transaction. In addition approximately $218.3 million of the proceeds from the Senior Secured Notes were used for the Company’s purchase of the Umbro brand.

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

As of December 31, 2012 and December 31, 2011, the amount of the 2.50% Convertible Notes accounted for as a liability was approximately $254.7 million and $243.2 million, respectively, and is reflected on the consolidated balance sheet as follows:

	December 31,	December 31,
(000’s omitted)	2012	2011
Equity component carrying amount	$35,996	$35,996
Unamortized discount	45,282	56,836
Net debt carrying amount	254,718	243,164

For FY 2012, the Company recorded additional non-cash interest expense of approximately $10.3 million, representing the difference between the stated interest rate on the 2.50% Convertible Notes and the rate for a similar instrument that does not have a conversion feature, as compared to $6.1 million in FY 2011.

For FY 2012, cash interest expense relating to the 2.50% Convertible Notes was approximately $7.5 million, as compared to $4.5 million in FY 2011.

The Convertible Notes do not provide for any financial covenants.

In connection with the sale of the 2.50% Convertible Notes, the Company entered into hedges for the 2.50% Convertible Notes (“2.50% Convertible Note Hedges”) with respect to its common stock with two entities (the “2.50% Counterparties”). Pursuant to the agreements governing these 2.50% Convertible Note Hedges, the Company purchased call options (the “2.50% Purchased Call Options”) from the 2.50% Counterparties covering up to approximately 9.8 million shares of the Company’s common stock. These 2.50% Convertible Note Hedges are designed to offset the Company’s exposure to potential dilution upon conversion of the 2.50% Convertible Notes in the event that the market value per share of the Company’s common stock at the time of exercise is greater than the strike price of the 2.50% Purchased Call Options (which strike price corresponds to the initial conversion price of the 2.50% Convertible Notes and is simultaneously subject to certain customary adjustments). On May 23, 2011, the Company paid an aggregate amount of approximately $58.7 million of the proceeds from the sale of the 2.50% Convertible Notes for the 2.50% Purchased Call Options, of which $20.6 million was included in the balance of deferred income tax assets at May 23, 2011 and is being recognized over the term of the 2.50% Convertible Notes. As of December 31, 2012, the balance of deferred income tax assets related to this transaction was approximately $14.1 million.

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

The Company has evaluated the impact of adopting guidance issued under ASC Topic 815 regarding embedded features as it relates to the 2.50% Sold Warrants, and has determined it had no impact on the Company’s results of operations and financial position through December 31, 2012, and will have no impact on the Company’s results of operations and financial position in future fiscal periods.

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

Ecko Note

In connection with the Ecko transaction, IPH Unltd issued a promissory note (“Ecko Note”) to a third party creditor (LF Centennial Limited, an affiliate of Li & Fung USA) for $90.0 million. IPH Unltd’s obligations under the Ecko Note are secured by the Ecko portfolio of trademarks and related intellectual property assets and the Zoo York trademarks and related intellectual property assets owned by ZY Holdings (see Note 3), and are further guaranteed personally by the minority owner of IPH Unltd, with no recourse to the Company other than the interest of ZY Holdings in the Zoo York trademarks and related intellectual property assets. Amounts outstanding under the Ecko Note bear interest at 7.50% per annum, with minimum principal payable in equal quarterly installments of $2.5 million, with any remaining unpaid principal balance and accrued interest to be due on June 30, 2014, the Ecko Note maturity date. The Ecko Note may be prepaid without penalty, and would be applied to the scheduled quarterly principal payments in the order of their maturity. On July 27, 2011, in connection with the Company’s purchase of the Zoo York trademark and related assets (see Note 3), IPH Unltd paid $3.0 million in principal to the holder of the Ecko Note. As of December 31, 2012, the total principal balance of the Ecko Note is $57.0 million, of which $10.0 million is included in the current portion of long-term debt on the consolidated balance sheet.

Asset-Backed Notes

The financing for certain of the Company’s acquisitions has been accomplished through private placements by its subsidiary, IP Holdings LLC (“IP Holdings”) of asset-backed notes (“Asset-Backed Notes”) secured by intellectual property assets (trade names, trademarks, license agreements and payments and proceeds with respect thereto relating to the Candie’s, Bongo, Joe Boxer, Rampage, Mudd and London Fog brands) of IP Holdings. On November 27, 2012 (“ABN Payoff Date”), approximately $11.0 million was paid to the trustee of the Asset-Backed Notes, for the benefit of the holders of the Asset-Backed Notes (“ABN Holders”), including outstanding principal of $10.8 million and an early termination fee of $0.2 million due to the ABN Holders as of the ABN Payoff Date. Through the ABN Payoff Date, the Company was in compliance with all material covenants set forth in the Asset-Backed Notes.

Cash on hand in the bank account of IP Holdings was restricted at any point in time up to the amount of the next debt principal and interest payment required under the Asset-Backed Notes. Accordingly, $3.8 million as of December 31, 2011 is included as restricted cash within the Company’s current assets on the consolidated balance sheet. Further, in connection with IP Holdings’ issuance of Asset-Backed Notes, a reserve account had been established and the funds on deposit in such account were specifically designated for future principal payments with respect to the Asset-Backed Notes. Accordingly, as of December 31, 2011, approximately $7.2 million of this reserve account was classified as non-current and disclosed as restricted cash within other assets on the Company’s consolidated balance sheet. As designated, these funds were used to pay off the Asset-Backed Notes on the ABS Payoff Date.

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

On November 29, 2012 (“Revolver Payoff Date”), approximately $150.4 million was paid to Barclays, to the benefit of the Revolver lenders (“Revolver Lenders”), including outstanding principal of $150.0 million and accrued interest of $0.4 million due to the Revolver Lenders as of the Revolver Payoff Date. Through the Revolver Payoff Date, the Company was in compliance with all material covenants set forth in the Revolver.

Interest expense for FY 2012 and FY 2011 was approximately $1.8 million and $0.1 million, respectively, and is included in interest expense on consolidated income statement.

1.875% Convertible Notes

On June 20, 2007, the Company completed the issuance of $287.5 million principal amount of the Company’s 1.875% convertible senior subordinated notes due June 2012 (“1.875% Convertible Notes”) in a private offering to certain institutional investors. The net proceeds received by the Company from the offering, excluding the net cost of hedges and sale of warrants associated with the 1.875% Convertible Notes, were approximately $281.1 million.

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

In connection with the sale of the 1.875% Convertible Notes, the Company entered into hedges for the 1.875% Convertible Notes (“1.875% Convertible Note Hedges”). Pursuant to the agreements governing these 1.875% Convertible Note Hedges, the Company purchased call options (the “1.875% Purchased Call Options”) from the 1.875% Counterparties covering up to approximately 10.4 million shares of the Company’s common stock. These 1.875% Convertible Note Hedges were designed to offset the Company’s exposure to potential dilution upon conversion of the 1.875% Convertible Notes in the event that the market value per share of the Company’s common stock at the time of exercise is greater than the strike price of the 1.875% Purchased Call Options (which strike price corresponds to the initial conversion price of the 1.875% Convertible Notes and is simultaneously subject to certain customary adjustments). On June 20, 2007, the Company paid an aggregate amount of approximately $76.3 million of the proceeds from the sale of the 1.875% Convertible Notes for the 1.875% Purchased Call Options, of which $26.7 million was included in the balance of deferred income tax assets at June 30, 2007 and was recognized over the term of the 1.875% Convertible Notes. As of June 30, 2012, the balance of deferred income tax assets related to this transaction was zero.

The Company also entered into separate warrant transactions with the 1.875% Counterparties whereby the Company, pursuant to the agreements governing these warrant transactions, sold to the 1.875% Counterparties warrants (the “1.875% Sold Warrants”) to acquire up to 3.6 million shares of the Company’s common stock of which 40% were sold to Lehman OTC, at a strike price of $42.40 per share of the Company’s common stock. The 1.875% Sold Warrants became exercisable on September 28, 2012 and expired on December 31, 2012. The Company received aggregate proceeds of approximately $37.5 million from the sale of the 1.875% Sold Warrants on June 20, 2007.

As of December 31, 2012, the 1.875% Convertible Note Hedges, the 1.875% Purchased Call Options and 1.875% Sold Warrants had expired by their respective terms.

Debt Maturities

As of December 31, 2012, the Company’s debt maturities on a calendar year basis are as follows:

(000’s omitted)	Total	2013	2014	2015	2016	2017	Thereafter
Senior Secured	$600,000	$42,000	$42,000	$42,000	$42,000	$42,000	$390,000

2.50% Convertible Notes(1)	254,718	—	—	—	254,718	—	—
Ecko Note	57,000	10,000	47,000	—	—	—	—

Total	$911,718	$52,000	$89,000	$42,000	$296,718	$42,000	$390,000

(1)

Reflects the net debt carrying amount of the 2.50% Convertible Notes in the consolidated balance sheet as of December 31, 2012, in accordance with accounting for convertible notes. The principal amount owed to the holders of the 2.50% Convertible Notes is $300.0 million.

6. Stockholders’ Equity

Stock Repurchase Program

On October 27, 2011, the Company announced that its Board of Directors had authorized the repurchase of up to $200 million of the Company’s common stock over a period of approximately three years (the “Program”). The Program replaced any prior plan or authorization. The Program did not obligate the Company to repurchase any specific number of shares and could be suspended at any time at management’s discretion. During FY 2012, the Company repurchased 7,185,257 shares under the Program for approximately $125.3 million. During FY 2011, the Company repurchased 1,150,000 shares under the Program for approximately $19.1 million. As of December 31, 2012, $55.5 million remained available for repurchase under the Program.

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

Shares Reserved for Issuance

At December 31, 2012, 3,832,063 common shares were reserved for issuance under the Amended and Restated 2009 Plan. At December 31, 2012 there were no common shares available for issuance under any previous Company plan.

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

Summaries of the Company’s stock options, warrants (other than warrants issued related to our 2.50% Convertible Notes) and performance related options activity, and related information for FY 2012, FY 2011 and FY 2010 are as follows:

		Weighted-Average
	Options	Exercise Price

Outstanding January 1, 2010	3,094,079	$4.48
Granted	15,000	16.33
Canceled	—	—
Exercised	(499,700)	4.29
Expired/Forfeited	(16,844)	1.31

Outstanding December 31, 2010	2,592,535	$4.61
Granted	30,000	20.44
Canceled	—	—
Exercised	(911,527)	3.61
Expired/Forfeited	—	—

Outstanding December 31, 2011	1,711,008	$5.42
Granted	—	—
Canceled	—	—
Exercised	(266,858)	2.84
Expired/Forfeited	—	—

Outstanding December 31, 2012	1,444,150	5.90

Exercisable at December 31, 2012	1,444,150	5.90

The weighted average contractual term (in years) of options outstanding as of December 31, 2012, 2011 and 2010 were 2.56, 3.09, and 2.79 respectively. The weighted average contractual term (in years) of options exercisable as of December 31, 2012, 2011 and 2010 were 2.56, 3.09, and 2.78 respectively.

The total fair value of options vested during FY 2011 and FY 2010 was $0.3 million and $0.1 million, respectively. No options vested during 2012. The weighted average grant date fair value per share of options granted during FY 2011 and FY 2010 was $8.85 and $7.30, respectively. There were no options granted during FY 2012.

Cash received from option exercise under all share-based payment arrangements for FY 2012, FY 2011 and FY 2010 was $0.8 million, $3.3 million and $1.2 million respectively. A tax benefit of approximately $1.5 million, $4.9 million and $1.3 million for FY 2012, FY 2011 and FY 2010, respectively, was for share-based payment arrangements.

The aggregate intrinsic value is calculated as the difference between the market price of the Company’s common stock as of December 31, 2012 and the exercise price of the underlying options. At December 31, 2012, 2011 and 2010, the aggregate intrinsic value of options exercised was $5.2 million, $11.6 million and $7.5 million, respectively. At December 31, 2012, 2011 and 2010 the aggregate intrinsic value of options outstanding and exercisable was $23.7 million, $18.6 million and $38.1 million, respectively. There were no unamortized options as of December 31, 2012.

Warrants

		Weighted-Average
	Warrants	Exercise Price

Outstanding January 1, 2010	286,900	$16.06
Granted	—	—
Canceled	—	—
Exercised	(33,000)	8.72
Expired/Forfeited	—	—

Outstanding December 31, 2010	253,900	$17.01
Granted	—	—
Canceled	—	—
Exercised	(56,650)	8.72
Expired/Forfeited	—	—

Outstanding December 31, 2011	197,250	$19.39
Granted	—	—
Canceled	—	—
Exercised	—	—
Expired/Forfeited	(7,250)	8.72

Outstanding December 31, 2012	190,000	$19.80

Exercisable at December 31, 2012	190,000	$19.80

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

The weighted average contractual term (in years) of warrants outstanding and exercisable as of December 31, 2012, 2011 and 2010 were 4.66, 5.48 and 4.97, respectively.

Warrants exercised during FY 2011 and FY 2010 were exercised in cashless transactions. No warrants were exercised during FY 2012.

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

The following tables summarize information about unvested restricted stock transactions:

	FY 2012		FY 2011		FY 2010
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested, January 1	2,937,255	$18.61	1,442,610	$15.34	1,697,334	$16.77
Granted	232,203	17.82	1,845,403	21.04	340,964	14.48
Vested	(546,947)	18.49	(350,758)	17.91	(593,393)	18.93
Forfeited/Canceled	(10,511)	19.62	—	—	(2,295)	16.15

Non-vested, December 31	2,612,000	$18.56	2,937,255	$18.61	1,442,610	$15.34

The Company has awarded restricted shares of common stock to certain employees. The awards have restriction periods tied to employment and vest over a period of 1-5 years. The cost of the restricted stock awards, which is the fair market value on the date of grant net of estimated forfeitures, is expensed ratably over the vesting period. During FY 2012, FY 2011 and FY 2010, the Company awarded 232,203, 1,845,403 and 340,964 restricted shares, respectively, with a vesting period of 2-5 years and a fair market value of approximately $4.1 million, $38.8 million and $4.9 million, respectively.

Compensation expense related to restricted stock grants for FY 2012, FY 2011 and FY 2010 was approximately $11.5 million, $11.4 million and $11.3 million, respectively. An additional amount of $9.3 million is expected to be expensed evenly over a period of approximately four years. During FY 2012, FY 2011 and FY 2010, the Company withheld shares valued at $1.2 million, $3.2 million, and $3.0 million, respectively, of its restricted common stock in connection with net share settlement of restricted stock grants and option exercises.

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

As of December 31, 2012, of the total potentially dilutive shares related to restricted stock-based awards, stock options and warrants, approximately 1.7 million were anti-dilutive, compared to 2.1 million as of December 31, 2011.

As of December 31, 2012, none of the performance related restricted stock-based awards issued in connection with the Company’s employment agreement with its chairman, chief executive officer and president were anti-dilutive.

Warrants issued in connection with the Company’s 2.50% Convertible Notes financing were anti-dilutive and therefore not included in this calculation. Portions of the 2.50% Convertible Notes that would be subject to conversion to common stock were anti-dilutive as of December 31, 2012 and therefore not included in this calculation.

A reconciliation of weighted average shares used in calculating basic and diluted earnings per share follows:

	For the Year Ended
(000’s omitted)	December 31,
	2012	2011	2010
Basic	69,689	73,111	72,151
Effect of exercise of stock options and warrants	987	1,148	1,896
Effect of contingent common stock issuance	36	36	89
Effect of assumed vesting of restricted stock	1,245	1,200	577

	71,957	75,495	74,713

8. Expenses Related to Specific Litigation

Expenses related to specific litigation consist of legal expenses and costs related to the Unzipped litigation (See Note 9). For FY 2011 the Company recorded an expense related to specific litigation of approximately $0.1 million, as compared to a benefit related to specific litigation of $15.7 million in FY 2010. There was no such expense in FY 2012.

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

10. Related Party Transactions

The Candie’s Foundation

The Candie’s Foundation, a charitable foundation founded by Neil Cole for the purpose of raising national awareness about the consequences of teenage pregnancy, owed the Company $0.6 million and $0.7 million at December 31, 2012 and December 31, 2011, respectively. The Candie’s Foundation intends to pay-off the entire borrowing from the Company during 2013, although additional advances will be made as and when necessary.

Travel

The Company recorded expenses of approximately $155, $114, and $116 for FY 2012, FY 2011 and FY 2010, respectively, for the hire and use of aircraft solely for business purposes owned by a company in which the Company’s chairman, chief executive officer and president is the sole owner. Management believes that all transactions were made on terms and conditions no less favorable than those available in the marketplace from unrelated parties.

11. Operating Leases

Future net minimum lease payments under non-cancelable operating lease agreements as of December 31, 2012 are approximately as follows:

(000’s omitted)
Year ending December 31, 2013	$2,292
Year ending December 31, 2014	2,340
Year ending December 31, 2015	2,179
Year ending December 31, 2016	2,052
Year ending December 31, 2017	2,099
Thereafter	13,047

Totals	$24,009

The leases require the Company to pay additional taxes on the properties, certain operating costs and contingent rents based on sales in excess of stated amounts.

Rent expense was approximately $2.6 million, $4.6 million, and $5.4 million for FY 2012, FY 2011 and FY 2010, respectively. Contingent rent amounts have been immaterial for all periods.

12. Benefit and Incentive Compensation Plans and Other

The Company sponsors a 401(k) Savings Plan (the “Savings Plan”) which covers all eligible full-time employees. Participants may elect to make pretax contributions subject to applicable limits. At its discretion, the Company may contribute additional amounts to the Savings Plan. During FY 2012, FY 2011 and FY 2010, the Company made contributions to the Savings Plan of $108, $93 and $51.

Stock-based awards are provided to certain employees under the terms of the Company’s Amended and Restated 2009 Plan. These plans are administered by the Compensation Committee of the Board of Directors.

With respect to performance-based restricted common stock units, the number of shares that ultimately vest and are received by the recipient is based upon various performance criteria. Though there is no guarantee that performance targets will be achieved, the Company estimates the fair value of performance-based restricted stock based on the closing stock price on the grant date. Over the performance period, the number of shares of common stock that will ultimately vest and be issued is adjusted upward or downward based upon the Company’s estimation of achieving such performance targets. The ultimate number of shares delivered to recipients and the related compensation cost recognized as an expense will be based on the actual performance metrics as defined under the 2009 Amended and Restated Plan. Restricted common stock units are unit awards entitle the recipient to shares of common stock upon vesting annually over as much as 5 years for time-based awards or over five years for performance-based awards. The fair value of restricted common stock units is determined on the date of grant, based on the Company’s closing stock price.

13. Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740. Under ASC Topic 740, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, management reviews both positive and negative evidence pursuant to the requirements of ASC Topic 740, including current and historical results of operations, future income projections and the overall prospects of the Company’s business. Based upon management’s assessment of all available evidence, including the Company’s completed transition into a licensing business, estimates of future profitability based on projected royalty revenues from its licensees, and the overall prospects of the Company’s business, management is of the opinion that the Company will be able to utilize the deferred tax assets in the foreseeable future, and as such do not anticipate requiring a further valuation allowance. At December 31, 2012, the Company has a valuation allowance of approximately $10.7 million to offset state and local tax net operating loss carryforwards (“NOL”) which the Company believes are unlikely to be utilized in the foreseeable future. The valuation allowance decreased by $1.6 million during 2012 for the State NOLs.

At December 31, 2012 the Company had utilized all available federal NOL’s. As of December 31, 2012, the Company has approximately $173.7 million in state NOL’s and approximately $140.8 million in local NOL’s.

Pre-tax book income for the year ended December 31, 2012 was:

Domestic	$178,451
Foreign	$4,021

Total pre-tax income	$182,472

The income tax provision (benefit) for federal, and state and local income taxes in the consolidated income statements consists of the following:

(000’s omitted)	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Current:
Federal	$31,109	$40,315	$37,745
State and local	575	512	(256)
Foreign	2,894	2,722	1,472

Total current	34,578	43,549	38,961

Deferred:

Federal	25,040	28,066	13,703
State and local	(655)	(329)	(315)
Foreign	—	—	60

Total deferred	24,385	27,737	13,448

Total provision	$58,963	$71,286	$52,409

The significant components of net deferred tax assets of the Company consist of the following:

	December 31,
(000’s omitted)	2012	2011
State net operating loss carryforwards	$10,756	$12,337
Receivable reserves	3,540	2,247
Hedging transaction	14,047	20,874
Intangibles	2,216	2,570
Capital loss	817	—
Equity compensation	14,983	12,193
Accrued compensation and other	129	363

Total deferred tax assets	46,488	50,584
Valuation allowance	(10,756)	(12,337)

Net deferred tax assets	35,732	38,247

Trademarks, goodwill and other intangibles	(163,252)	(130,255)
Depreciation	(1,828)	(3,308)
Difference in cost basis of acquired intangibles	(49,000)	(49,000)
Convertible notes	(16,195)	(22,616)
Investment in joint ventures	(7,176)	(5,192)
Other accruals	(1,696)	—

Total deferred tax liabilities	(239,147)	(210,371)

Total net deferred tax liabilities	$(203,415)	$(172,124)

Balance Sheet detail on total net deferred tax assets (liabilities):
Current portion of net deferred tax assets	$3,497	$2,114

Non-current portion of net deferred tax liabilities	$(206,912)	$(174,238)

The following is a rate reconciliation between the amount of income tax provision at the Federal rate of 35% and provision for (benefit from) taxes on operating profit (loss):

	Year ended December, 31
(000’s omitted)	2012	2011	2010
Income tax provision computed at the federal rate of 35%	$63,865	$74,384	$57,014
Increase (reduction) in income taxes resulting from:
State and local income taxes (benefit), net of federal income tax	(53)	113	(1,626)
Increase in valuation allowance	—	—	1,282
Non-controlling interest	(4,535)	(5,048)	(3,987)
Non-deductible executive compensation	266	1,855	—
Foreign Earnings (rate differential)	(1,013)	—	—
Other, net	433	(18)	(274)

Total	$58,963	$71,286	$52,409

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

The Company files income tax returns in the U.S. federal and various state and local jurisdictions. For federal income tax purposes, the 2010 through 2012 tax years remain open for examination by the tax authorities under the normal three year statute of limitations. For state tax purposes, our 2009 through 2012 tax years remain open for examination by the tax authorities under a four year statute of limitations.

At December 31, 2012, the total unrecognized tax benefit was approximately $1.1 million. However, the liability is not recognized for accounting purposes because the related deferred tax asset has been fully reserved in prior years. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

(000’s omitted)	FY 2012	FY 2011	FY 2010
Uncertain tax positions at January 1	$1,180	$1,180	$1,180
Increases during the year	—	—	—
Decreases during the year	—	—	—

Uncertain tax positions at December 31	$1,180	$1,180	$1,180

The Company is continuing its practice of recognizing interest and penalties to income tax matters in income tax expense. There was no accrual for interest and penalties related to uncertain tax positions for FY 2012, FY 2011 and FY 2010. The Company does not believe that there will be a material change in its unrecognized tax positions over the next twelve months. All of the unrecognized tax benefits, if recognized, would be offset by the valuation allowance.

14. Segment and Geographic Data

The Company has one reportable segment, licensing and commission revenue generated from its brands. The geographic regions consist of the United States and Other (which principally represents Canada, Japan and Europe). Revenues attributed to each region are based on the location in which licensees are located.

The net revenues by type of license and information by geographic region are as follows:

(000’s omitted)	For the Year Ended December 31,
	2012	2011	2010
Licensing and other revenue by category:
Direct-to-retail license	$150,245	$139,681	$143,114
Wholesale license	165,083	203,519	163,489
Entertainment and other	38,490	26,645	25,956

	$353,818	$369,845	$332,559

Licensing and other revenue by geographic region:
United States	$273,903	$302,629	$287,320
Japan	36,432	31,461	16,808
Other(1)	43,483	35,756	28,431

	$353,818	$369,845	$332,559

(1)	No single country represented 10% of the Company’s revenues in the periods presented in this table.

15. Unaudited Consolidated Interim Financial Information

Unaudited interim consolidated financial information FY 2012 and FY 2011 is summarized as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands except per share data)
The year ended December 31, 2012
Licensing and other revenue	$88,451	$93,646	$86,590	$85,131
Operating income	57,552	59,005	53,564	45,329
Net income attributable to Iconix Brand Group, Inc.	27,599	28,585	27,131	26,093

Basic earnings per share	$0.38	$0.41	$0.40	$0.38
Diluted earnings per share	0.37	0.40	0.38	0.37

The year ended December 31, 2011

Licensing and other revenue	$92,356	$89,293	$92,683	$95,513
Operating income	60,304	57,586	58,954	51,922
Net income attributable to Iconix Brand Group, Inc.	31,432	41,543	25,968	27,162

Basic earnings per share	$0.43	$0.57	$0.35	$0.37
Diluted earnings per share	0.42	0.55	0.34	0.36

FY 2012: licensing and other revenue includes a net gain of approximately $5.6 million related to the Iconix India transaction in the second quarter, and a net gain of approximately $6.5 million related to the OP Japan transaction in the fourth quarter. Net income attributable to Iconix Brand Group, Inc. includes a net gain of $3.7 million in the fourth quarter, representing our 50% interest in a $7.4 million net gain related to an investment through the Iconix China joint venture. See Note 3 for a description of these transactions.

FY 2011: licensing and other revenue includes a net gain of approximately $5.6 million related to the OP Japan transaction in the fourth quarter. Net income attributable to Iconix Brand Group, Inc. includes a net gain of $6.4 million, representing our 50% on a $12.8 million net gain related to an investment through the Iconix China joint venture. See Note 3 for a description of these transactions.

16. Subsequent Events

Acquisition of 51% Interest in Buffalo Brand

On February 1, 2013, Iconix CA Holdings, LLC (“ICA Holdings”), a Delaware limited liability company and a wholly-owned subsidiary of the Company, formed a joint venture with Buffalo International ULC (“BII”). The name of the joint venture is 1724982 Alberta ULC (the “Alberta ULC”), an Alberta, Canada unlimited liability company. The Company, through ICA Holdings, paid $76.5 million, which was funded entirely from cash on the balance sheet, in exchange for a 51% controlling ownership of the Alberta ULC which consists of a combination of equity and a promissory note. BII owns the remaining 49% interest in the Alberta ULC. The Alberta ULC owns the intellectual property rights, licenses and other assets relating principally to the Buffalo David Bitton brand (the “Buffalo brand”). Concurrently, the Alberta ULC and BII entered into a license agreement pursuant to which the Alberta ULC licensed the Buffalo brand to BII as licensee. Additionally, ICA Holdings and BII entered into a shareholder agreement with respect to the Alberta ULC.

ASC Topic 810 affirms that consolidation is appropriate when one entity has a controlling financial interest in another entity. The Company owns a 51% membership interest in the Alberta ULC compared to the minority owner’s 49% membership interest. Further, the Company believes that the voting and veto rights of the minority shareholder are merely protective in nature and do not provide them with substantive participating rights in the Alberta ULC. As such, the Alberta ULC is subject to consolidation with the Company, which will be reflected in the consolidated financial statements.

Stock Repurchase Program

On February 15, 2013, the Company’s Board of Directors authorized a program to repurchase up to $300 million of its common stock over a three year period. This plan is in addition to the Program the Company announced in October 2011 to repurchase $200 million (see note 6), which was fully expended as of February 27, 2013.

Acquisition of Lee Cooper Brand

On February 20, 2013, the Company, through its wholly-owned subsidiary Iconix Luxembourg Holdings SÀRL, acquired the Lee Cooper brand for approximately $72.0 million. Founded in 1908, Lee Cooper is an iconic British denim brand that has expanded into multiple lifestyle categories including men’s and women’s casual wear, footwear and accessories.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Iconix Brand Group, Inc.

New York, New York

The audits referred to in our report dated February 28, 2013, relating to the consolidated financial statements of Iconix Brand Group, Inc. and Subsidiaries, which is contained in Item 8 of this Form 10-K also included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based upon our audits.

In our opinion the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO USA LLP

February 28, 2013
New York, New York

Schedule II - Valuation and Qualifying Accounts

Iconix Brand Group, Inc. and Subsidiaries

(In thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period

Reserves and allowances deducted from asset accounts:

Accounts Receivables (a):

Year ended December 31, 2012	$6,632	$5,362	$—	$11,994
Year ended December 31, 2011	$6,165	$467	$—	$6,632
Year ended December 31, 2010	$3,917	$2,253	$(5)	$6,165

(a)	These amounts include reserves for bad debts.