Form 10-K/A
period 2012-12-31
ICONIX BRAND GROUP, INC.
filed 2013-04-30
CIK 857737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

(Commission File Number) 001-10593

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of the close of business on June 30, 2012 was approximately $1,138.0 million. As of April 22, 2013, 58,022,203 of the registrant’s Common Stock, par value $.001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Iconix Brand Group, Inc. for the fiscal year ended December 31, 2012, originally filed with the Securities and Exchange Commission (“SEC”) on February 28, 2013 (the “Original Filing”). We are filing this Amendment to amend Part III of the Original Filing to include the information required by and not included in Part III of the Original Filing because we no longer intend to file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2012 and the cover page of the Amendment reflects this fact. In connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment certain new certifications by our principal executive officer and principal financial officer. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications.

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

Our executive officers and directors and their respective ages and positions are as follows:

Name	Age	Position(s)
Neil Cole	56	Chairman of the Board, President and Chief Executive Officer
Warren Clamen	48	Executive Vice President and Chief Financial Officer
Andrew Tarshis	47	Executive Vice President and General Counsel
David Blumberg	54	Executive Vice President—Head of Strategic Development
Barry Emanuel[1,3]	71	Director
Drew Cohen[1,2]	44	Director
F. Peter Cuneo[2,3]	69	Director
Mark Friedman[1,3]	49	Director
James A. Marcum[1,2]	53	Director
Laurence N. Charney[2]	66	Director

(1)	Member of governance/nominating committee.
(2)	Member of audit committee.
(3)	Member of compensation committee.

Neil Cole has served as Chairman of our Board and as our Chief Executive Officer and President since February 1993. Prior to this, Mr. Cole served as Chairman of the Board, President and Treasurer of New Retail Concepts, Inc., a company he founded in 1986 and from which we acquired the Candies trademark in 1993. For over 30 years Mr. Cole has acquired, developed, promoted and managed a substantial portfolio of brands. As Chairman, Chief Executive Officer and President, Mr. Cole marshaled our transition from a traditional apparel and footwear operating entity to a brand management company. Since the completion of the transition in 2005 and as a result of Mr. Cole’s leadership, our portfolio of brands has grown from two brands to over 30 brands with tremendous diversification in apparel, footwear, sportswear, fashion accessories, beauty and fragrance, home products, consumer electronics and character licensing. In 2001, Mr. Cole founded The Candie’s Foundation, a non-profit organization that works to educate America’s youth about the devastating consequences of teenage pregnancy and creates a national dialogue on the issue. Mr. Cole was a member of Governor Cuomo’s SAGE Commission from April 2011 to February 2013, and currently serves as a director on the Board of Directors for The Candie’s Foundation, The Mount Sinai Children’s Center Foundation and Crutches 4 Kids. Mr. Cole received a Bachelor of Science degree in political science from the University of Florida in 1978 and his Juris Doctor from Hofstra law school in 1982. The Board believes that Mr. Cole’s global executive leadership skills, his significant experience as an executive in our industry, including as our Chief Executive Officer for more than the past 18 years, and his role in transforming our company from a manufacturing company to a leading brand management company make him uniquely qualified to sit on our Board and serve as its chairman.

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

David Blumberg has served as our Head of Strategic Development since February 2009 and has served as our Executive Vice President—Head of Strategic Development since August 2009. From November 2006 through January 2009, Mr. Blumberg served our company as a full-time consultant overseeing our merger and acquisition activities. Prior to joining our company as a consultant, during 2005 through October 2006, Mr. Blumberg worked as a consultant to LF Management Ltd., an affiliate of Li & Fung Limited/ LF USA. Prior to joining Li & Fung, from January 1997 to November 1999, Mr. Blumberg was president and managing director—investment banking of Wit Capital, Inc., an online investment bank. From 1981 to 1993, Mr. Blumberg was a managing director and senior vice president of Merrill Lynch Interfunding Inc. and Merrill Lynch Capital Markets—Investment Bank, respectively. Mr. Blumberg received a Bachelor of Science, cum laude in economics from Colgate University in 1981 and a Masters degree in business administration in corporate finance from New York University in 1987.

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

Mark Friedman has served on our Board since October 2006. Mr. Friedman has been a Managing Director at The Retail Tracker, an investment advisory and consulting firm since May 2006. From 1996 to 2006 Mr. Friedman was with Merrill Lynch, serving in various capacities including group head of its U.S. equity research retail team where he specialized in analyzing and evaluating specialty retailers in the apparel, accessory and home goods segments. Prior to joining Merrill Lynch, he specialized in similar areas for Lehman Brothers Inc. and Goldman, Sachs & Co. Mr. Friedman has been ranked on the Institutional Investor All-American Research Team as one of the top-rated sector analysts and received a Bachelor of Business Administration degree from the University of Michigan in 1986 and a Masters degree in business administration from The Wharton School, University of Pennsylvania in 1990. The Board believes that Mr. Friedman’s extensive business background and investment banking experience adds key experience and viewpoints to our Board.

James A. Marcum has served on our Board since October 2007. From February 2010 through December 31, 2012, Mr. Marcum served as the Chief Executive Officer, President and a member of the board of Central Parking Corporation, a nationwide provider of professional parking management. From September 2008 to January 2010, Mr. Marcum served as Vice Chairman, Acting President and Chief Executive Officer of Circuit City

Stores, Inc., a specialty retailer of consumer electronics, home office products and entertainment software. Mr. Marcum has served as a member of the board of directors of Circuit City Stores, Inc. since June 2008. Circuit City Stores, Inc. filed for bankruptcy in November 2008. He is a limited partner of Tri-Artisan Capital Partners, LLC, a merchant banking firm, and served as an operating partner and operating executive of Tri-Artisan Capital Partners from 2004 until March 2008. From January 2005 to January 2006, he served in various capacities, including chief executive officer and director, of Ultimate Electronics, Inc., a consumer electronics retailer. Prior thereto, Mr. Marcum has served in various senior executive capacities for a variety of nationwide specialty retailers. He received a Bachelor of Science degree from Southern Connecticut State University in accounting and economics in 1980. The Board believes that Mr. Marcum’s contributions to the Board are well served by his extensive business background, his experience as a corporate executive of national retail establishments

Laurence N. Charney has served on our Board since February 2011. From 1970 until his retirement in June 2007, Mr. Charney worked for Ernst & Young LLP, where over the course of his career, he served as audit partner, practice leader and senior advisor. Since his retirement from Ernst & Young, Mr. Charney has served as a business strategist and financial advisor to boards, senior management and investors of privately held businesses and small- to mid-cap public corporations across the consumer products, high tech/software, media/entertainment and non-profit sectors. Since April 2011, Mr. Charney has served as the audit committee chairperson on the board of Pacific Drilling SA, a New York Stock Exchange company that provides ultra-deepwater drilling services to the oil and natural gas industry. Since March 2012, Mr. Charney has served as the audit committee chairperson on the board of TG Therapeutics, Inc., a NASDAQ company that focuses on the acquisition, development, and commercialization of pharmaceutical products for the treatment of cancer and other therapeutic needs. Mr. Charney formerly served as an audit committee member on the board of Marvel Entertainment, Inc. from July 2007 through December 2009. Mr. Charney graduated with a Bachelor’s of business administration degree from Hofstra University and completed the Executive MBA in Business program at Columbia University. Mr. Charney maintains active membership with the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants. The Board believes that Mr. Charney’s significant accounting and financial background contributes important expertise to our Board.

Appointment of officers

Our Board of Directors appoints the officers of the Company on an annual basis and its officers serve until their successors are duly elected and qualified, unless earlier removed by the Board of Directors. No family relationships exist among any of our officers or directors.

Election of directors

Our Board of Directors is currently comprised of seven directors. At each annual meeting of stockholders, the successors to the directors then serving are elected to serve from the time of their election and qualification until the next annual meeting following their election or until their successors have been duly elected and qualified, or until their earlier death, resignation or removal. All of our current directors have been elected to serve until the annual meeting of stockholders to be held in 2013.

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

•	considering the adequacy of our internal accounting controls and audit procedures;

•	approving (or, as permitted, pre-approving) all audit and non-audit services to be performed by the independent registered public accounting firm; and

•	receiving and reviewing written disclosures on independence required by PCAOB Rule 3526.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% owners are required by certain SEC regulations to furnish us with copies of all Section 16(a) forms received by us. Based solely on our review of the copies of such forms received by us, we believe that during 2012, there was compliance with the filing requirements applicable to our officers, directors and greater than 10% common stockholders.

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

Item 11. Executive Compensation

Following last year’s advisory vote on our executive compensation, the Company began a review of various governance, compensation and disclosure issues that were raised by the stockholder vote last year. In addition, the Company began an outreach program to get feedback on corporate governance and executive compensation policies. In response to stockholder concerns raised during 2012 and 2013, the Company has augmented its corporate governance policies and has made changes in its compensation practices, policies and disclosures.

Compensation Discussion and Analysis

The purpose of this Compensation Discussion and Analysis is to provide the information necessary for understanding the compensation philosophy, policies and decisions which are material to the compensation of our principal executive officer, our principal financial officer and our three other most highly compensated executive officers (we refer to these officers as our “named executive officers”) during 2012. This Compensation Discussion and Analysis will place in context the information contained in the tables and accompanying narratives that follow this discussion.

Executive Summary

Results of Stockholder Outreach and Changes to Disclosure

•	Disclosure of the Company’s response to the advisory vote by stockholders in 2012 regarding executive compensation
•	Additional disclosure of the Company’s relative performance peer group
•	Additional disclosure of our performance goals and the difficulty of achieving such goals

Changes to Corporate Governance

•	Adopted additional Corporate Governance Principles
•	Amended Equity Plan to specifically prohibit
•	share recycling
•	option repricing
•	payment of dividends on unvested shares of restricted stock and
•	buy-outs of underwater options
•	Adopted a Clawback Policy
•	Adopted an Anti-Hedging Policy

Changes in Compensation Practices

•	The one renewal contract for a named executive officer that was entered into in 2013
•	eliminated automatic salary increases
•

included a mix of financial targets (EBITDA Growth and Free Cash Flow) in addition to acquisition targets, which incentivizes this named executive officer to identify acquisition opportunities consistent with the Company’s acquisition strategy

•	eliminated cash bonus and stock options payable on the consummation of acquisitions
•	Significant increase in percentage of compensation at risk commencing in 2011

Stockholder Outreach

At our 2012 Annual Meeting, approximately 27% of stockholder votes were cast in favor of our advisory vote on executive compensation (also commonly referred to as “Say on Pay”) and approximately 73% of the stockholder votes that were cast opposed our Say on Pay proposal. Based on the vote results and the need for more information in order to understand the basis for the vote, we determined we would benefit from engagement with our stockholders. Additionally, we undertook a comprehensive review of the compensation programs for our executive officers, including our Chief Executive Officer.

Throughout 2012 and to date, we have contacted our stockholders and are working to address their concerns. While certain of the issues raised could not be addressed this year, they will be considered by our Board in framing our policies in the future. We believe that our stockholder outreach process has had an impact on our compensation program, as well as our understanding of our stockholders’ concerns and issues.

As a result of our stockholder outreach, we have addressed the following:

•	Disclosure of Peer Groups
•	Enhanced disclosure related to performance metrics
•	Discussion of difficulty of achievement of performance metrics

Stockholder/Governance Friendly Aspects of the Current Program

What we do	What we don’t do

Pay for Performance. Pursuant to Mr. Cole’s current employment agreement, approximately 75% of his compensation is “at risk” (over the term) based on performance metrics.	No gross-ups. We do not have any provisions requiring the Company to gross-up compensation to cover taxes owed by our executives.

Clawback Policy. We have adopted a clawback policy that applies if there is a restatement of our financial statements that is required, within the previous three years, to correct accounting errors due to material non-compliance with any financial reporting requirements under the federal securities laws.	Limited Retirement and Health Benefits and No Excess Perquisites. We have a 401k program and have never had a defined benefit plan. No supplemental executive retirement plans or other pension benefits.

Election of Directors. We require directors to be elected annually by a majority of shares voting at the meeting.

No option repricing or exchanges. Historically, we

have not

•    Repriced options;

•    Paid dividends on unvested shares of restricted stock; or

•    Bought out underwater options for cash.

We have amended our Equity Incentive Plan to explicitly prohibit these practices, as well as recycling shares subject to stock options, stock grants or performance awards which, for any reason, after the date of the amendment, are cancelled.

Anti-Hedging Policy. We have a policy prohibiting directors and officers from engaging in hedging transactions, which include puts, calls and other derivative securities, with respect to the Company’s equity securities.	Board Structure. We do not have a classified Board.

Our Performance

During 2012, we continued to record strong performance. The chart below illustrates the Company’s compounded total shareholder return (“TSR”) for the past one, three, five, eight and ten years at December 31, 2012 and March 31, 2013:

	TOTAL SHAREHOLDER RETURNS
	1 year	3 year	5 year	8 years	10 years
At December 31, 2012	37%	21%	3%	19%	35%
At March 31, 2013	49%	19%	8%	24%	43%

The chart below compares the Company’s TSR for the past one, three and five years also as of December 31, 2012 and March 31, 2013 to the relative performance peer group used in determining the PSUs as described below:

	TSR as of 12/31/2012			TSR as of 3/31/2013
Company Name	1-Year	3-Year	5-Year	1-Year	3-Year	5-Year
American Apparel, Inc.	40%	-31%	-42%	171%	-11%	-25%
Carter’s, Inc.	40%	28%	24%	15%	24%	29%
Cherokee Inc.	24%	-2%	-9%	26%	-3%	-10%
Columbia Sportswear Company	17%	14%	6%	24%	6%	8%
Crocs, Inc.	-3%	36%	-17%	-29%	19%	-3%
Deckers Outdoor Corporation	-47%	6%	-5%	-12%	7%	9%
Delta Apparel, Inc.	-27%	9%	14%	0%	2%	22%
Exceed Company	-73%	-46%	N/A	-59%	-50%	N/A
Fossil, Inc.	17%	41%	17%	-27%	37%	26%
G-III Apparel Group Ltd.	37%	16%	18%	41%	13%	24%
Gildan Activewear Inc.	97%	15%	-2%	46%	16%	2%
Hanesbrands Inc.	64%	14%	6%	54%	18%	9%
lululemon athletica inc.	63%	72%	26%	-17%	44%	34%
Maidenform Brands, Inc.	7%	5%	8%	-22%	-7%	2%
Oxford Industries, Inc.	4%	33%	15%	6%	40%	22%
Perry Ellis International, Inc.	47%	12%	6%	2%	-6%	-3%
PVH Corp.	58%	40%	25%	20%	23%	23%
Quiksilver, Inc.	18%	28%	-13%	50%	9%	-9%
Ralph Lauren Corporation	10%	24%	20%	-2%	27%	24%
Rocky Brands, Inc.	45%	20%	16%	0%	13%	19%
Skechers U.S.A., Inc.	53%	-14%	-1%	66%	-16%	1%
The Jones Group Inc.	7%	-10%	-5%	3%	-11%	1%
True Religion Apparel, Inc.	-24%	12%	4%	-2%	-4%	8%
Under Armour, Inc.	35%	53%	17%	9%	52%	23%
Vera Bradley, Inc.	-22%	N/A	N/A	-22%	N/A	N/A
Wolverine World Wide, Inc.	16%	16%	13%	21%	17%	11%

75th %ile	43%	28%	17%	25%	23%	23%
Median	18%	15%	7%	4%	13%	9%
25th %ile	5%	6%	-3%	-9%	-4%	1%

Iconix Brand Group, Inc.	37%	21%	3%	49%	19%	8%
Percentile Rank	63%	64%	33%	87%	71%	45%

How Pay Aligns with Performance

The following graphs display our performance from 2005 through 2012 for the performance metrics utilized by the Company in determining the vesting of our performance stock units, or PSUs, and one component of our chief executive officer’s cash bonuses.

EBIDTA(1)	FREE CASH FLOW(2)	DILUTED EPS

(1)	EBITDA, a non-GAAP financial measure, represents net income before income taxes, interest, other non-operating gains and losses, depreciation and amortization expenses. We believe EBITDA provides additional information for determining our ability to meet future debt service requirements, investing and capital expenditures. See exhibit 10.86 for a reconciliation of EBITDA to GAAP net income.
(2)	Free Cash Flow, a non-GAAP financial measure, represents net income before depreciation, amortization, non-cash compensation expense, bad debt expense, net equity earnings from certain joint ventures, non-cash income taxes, non-cash interest related to convertible debt, non-cash gains/losses from sale of trademarks, non-cash loss on marketable securities and re-measurement of investments, less capital expenditures. Free Cash Flow also excludes any changes in balance sheet items. We believe Free Cash Flow is useful in evaluating our financial condition because it is representative of cash flow from operations that is available for repaying debt, investing and capital expenditures. See exhibit 10.86 for a reconciliation of Free Cash Flow to GAAP net income.
(3)	In 2005 and 2006, respectively, the $0.20 and $0.58 represent YTD fully taxed diluted earnings per share assuming a tax rate of 34% and a CAGR or Compounded Annual Growth Rate based on the fully taxed number.

Objectives of our Executive Compensation Program

The Company’s goals for its executive compensation program are to:

•	Attract, motivate and retain a talented, entrepreneurial and creative team of executives who will provide leadership for the Company’s success in dynamic and competitive markets.
•

Align pay with performance—as well as with the long-term interests of stockholders—by linking payouts to performance measures that promote long-term stockholder value, including EBITDA, Free Cash Flow and Diluted Earnings Per Share, as well as acquisitions in the case of Mr. Blumberg.

•

Ensure continuity of the services of named executive officers so that they will contribute to, and be a part of, the Company’s long-term success and to promote and sustain stability in the executive team.

Peer Group

We are a unique company with a unique business model. There are few, if any, companies that are our size and follow our business model. Very few stand-alone publicly-traded companies derive 90% or more of their revenues from licensing a portfolio of brands. The Company does not derive revenues from the sale of manufactured products or services. Accordingly, the Company enjoys higher margins of gross profit, net income and EBITDA as a percentage of revenue than companies in the retail industry. Consequently, our compensation committee has determined we do not target pay opportunities or actual pay to specific positioning against other companies. Instead, from time to time the compensation committee looks at various companies and their pay practices to determine market trends and market pay levels.

The relative proportion of performance grants to time-vested grants continues to align stockholder interests with those of Mr. Cole and our other named executive officers.

We do have a group of relative performance peers that we considered in connection with determinations as to vesting under our 2011 Performance Stock Units, or PSUs. This group of relative performance peers is discussed in the section “2011 PSUs” below.

Neil Cole’s Vision and Its Importance to the Company’s Future Success

Neil Cole’s proven track record makes him a highly valued executive and leader of our Company. A significant reason for our Company’s success has been Mr. Cole’s vision and management. One of the key components of Mr. Cole’s success as an executive is his ability to build and manage a tight-knit and efficient team. Given the nature of our business model, we operate with relatively fewer employees than other companies our size (we had only 148 full-time employees at December 31, 2012), which keeps our operating expenses lower than they otherwise would be.

Mr. Cole’s leadership position in the industry affords him numerous other employment opportunities. Without Mr. Cole’s leadership and vision, the compensation committee believed very strongly at the time of the June 2011 amendment that the Company would suffer, both in terms of growing the Company’s current brands, as well as acquiring new brands. In May 2010, when the compensation committee and Mr. Cole began negotiating his amendment to his employment agreement, the process was rigorous and long-lasting. The amendment to the agreement, referred to as the June 2011 amendment, was signed in June 2011 after more than a year of negotiations between the compensation committee and Mr. Cole. In addition, the compensation committee engaged James F. Reda & Associates LLC, referred to as JFR, to assist in evaluating the terms of the June 2011 amendment. The June 2011 amendment was filed with the Form 8-K filed with the Securities and Exchange Commission on June 20, 2011.

In granting the 2011 amendment, the compensation committee, and the Board of Directors, recognized that the amendment was necessary to ensure Mr. Cole’s long-term future service and that Mr. Cole’s retention would place the Company in the best possible position to continue to implement the Company’s strategic goals.

The Company’s performance during the tenure of Mr. Cole’s leadership has been exemplary. Since the completion of the Company’s transition to its current business model, the Company’s equity market capitalization increased from approximately $150.0 million at January 1, 2005, to approximately $1.5 billion as of December 31, 2012. Under Mr. Cole’s leadership and direction, from 2005 through 2012, the Company’s EBITDA grew from $16.7 million to $217.0 million and during the same period, the Company’s free cash flow grew from $13.0 million to $180.5 million. Mr. Cole is responsible for and oversaw the Company’s transition to its current model and is the key architect of the Company’s success.

Due to Mr. Cole’s highly effective leadership, the Company has maintained strong profitability over the last seven years. Mr. Cole’s vision and leadership have poised the Company for continued growth, both organically and through acquisition opportunities available to the Company. Such acquisition opportunities exist, in large part, because of prospective sellers’ confidence in Mr. Cole.

Mr. Cole’s “At Risk” Compensation Not Earned

We believe that the structure and size of Mr. Cole’s pay package appropriately pays for performance and, therefore, aligns Mr. Cole’s economic interests with those of our stockholders.

Pursuant to the June 2011 amendment for the year ended December 31, 2012, Mr. Cole’s percentage of performance-based compensation increased to 63% of his total contractual compensation package. Prior to the June 2011 amendment, 47% of Mr. Cole’s total contractual compensation package for 2012 was performance-based. Pursuant to the June 2011 amendment, for the years 2013 through 2015, the amount of Mr. Cole’s total contractual compensation package that is performance based increased to 79%. Also see “Equity-based Compensation—PSUs”, which includes a discussion regarding 2011 PSUs that were unearned and the forfeiture of 2008 PSUs.

Other Named Executive Officers’ “At Risk” Compensation

For the year ended December 31, 2012, 20% of Messrs. Clamen’s and Tarshis’ total potential compensation was performance-based. Mr. Blumberg’s total performance-based compensation for the year ended December 31, 2012 was 63% of his total compensation. Mr. Blumberg entered into an amendment to his employment agreement in February 2013 pursuant to which he was granted 200,000 PSUs. See “Equity-Based Compensation—Mr. Blumberg’s Equity Based Stock Awards” for a discussion of the performance criteria. Mr. Shmidman, the former chief operating officer, left the Company in October 2012. Mr. Shmidman did not receive any equity bonus compensation for 2012; however he did receive a discretionary cash bonus of $300,000 in 2012.

The Compensation Committee’s Rationale for Performance Metrics

Our executive compensation program considers each named executive officer’s function within the Company and sets performance goals that are relative to such function. The compensation packages and structure for our chief executive officer, Mr. Neil Cole, our chief financial officer, Mr. Warren Clamen, and our executive vice president and general counsel, Mr. Andrew Tarshis, differ from that of our executive vice president, head of strategic development, Mr. David Blumberg. Each of these named executive officers plays a distinct role with related responsibilities within the Company, and each of their compensation packages are meant to acknowledge these differences. Mr. Shmidman, our former Chief Operating Officer, resigned in October 2012.

As Mr. Cole makes executive decisions that influence our direction and growth initiatives, his total compensation is intended to be strongly aligned with objective financial measures, including an annual cash bonus and his PSUs, which are determined by the performance criteria described below.

Messrs. Clamen and Tarshis are charged with implementing the goals set by the Board and Mr. Cole, and, therefore, an appropriate portion of their compensation is performance-based equity and a portion is discretionary cash and equity pursuant to their amended employment agreements.

As Mr. Blumberg is responsible for overseeing our merger and acquisition activities that influence our growth, a portion of his total compensation is performance-based and tied to our consummation of acquisitions that meet specified objective financial measures as set forth in his employment agreement. Mr. Blumberg is entitled to receive stock and cash bonuses when acquisitions are consummated. We believe that this mix of compensation provides both short-term and long-term incentives for Mr. Blumberg. The cash bonus is a short-term incentive while the stock awards create an incentive to identify acquisitions that are expected to add value to the Company in the long-term.

Roles of Management and the Compensation Committee in Compensation Decisions

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

The compensation committee has given great consideration to the relative merits of cash and equity as a device for retaining and motivating the named executive officers. The compensation committee considers an individual’s performance, an individual’s pay relative to others, contractual commitments pursuant to employment or other agreements, the value of already-outstanding grants of equity and aligning the executive’s interests with those of our stockholders in determining the size and type of equity-based awards to each named executive officer.

Upon recommendations from our CEO, the compensation committee approves equity-based awards to named executive officers other than our CEO. With respect to our CEO, the compensation committee discusses with the CEO and utilizes a compensation consultant to assist in determining the appropriate compensation package for the CEO. The final determination of the CEO’s compensation package is, however, approved by the compensation committee in the absence of the CEO and recommended to the full Board for approval. The compensation committee also annually reviews and certifies whether performance targets are met pursuant to the CEO’s pay package. In 2012, Mr. Cole did not receive any additional grants of RSUs or PSUs. The compensation committee determined what percent of previously granted PSUs were actually earned by Messrs. Cole, Clamen and Tarshis. Messrs. Clamen and Tarshis each received 13,407 shares of restricted stock in October 2012 that vest equally over a two year period. In 2012, 10,000 shares of restricted stock previously granted to Mr. Blumberg vested as a result of meeting the acquisition performance criteria for such grant. Mr. Blumberg received PSUs based on the criteria described elsewhere in this CD&A. Additionally, in connection with an amendment to his employment agreement in February 2013, Mr. Blumberg received PSUs. (See “Mr. Blumberg’s Performance Based Equity” below for a description of the performance metrics.)

Principal Elements of Compensation

To accomplish our compensation objectives, our compensation program consists of performance-based equity awards in the form of PSU awards, long-term equity awards in the form of RSU awards, annual performance-based cash bonuses, base salaries and discretionary cash and stock awards. These elements are designed to reward performance in a simple and straightforward manner while appropriately addressing retention. The compensation program is heavily weighted towards performance-based equity awards rather than cash compensation and time-vested equity compensation in order to maximize pay-for-performance and ensure that the named executive officers’ compensation is tied to the Company’s long-term and short-term performance. The Company does provide certain limited perquisites to its named executive officers that are generally available to named executive officers. The Company has no long-term cash compensation program or supplemental retirement plan.

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

Cash bonuses. Cash bonuses are made pursuant to our stockholder approved Executive Incentive Bonus Plan, referred to as our bonus plan, and pursuant to employment agreements. The bonus plan was approved by stockholders in May 2008 and meets the requirements of Section 162(m) of the Internal Revenue Code. The purpose of the bonus plan is to promote the achievement of our short-term, targeted business objectives by providing competitive incentive reward opportunities to our executive officers who can significantly impact our performance towards those objectives. Further, the bonus plan enhances our ability to attract, develop and motivate individuals as members of a talented management team. The bonus plan is administered, and can be amended, by the compensation committee. All awards are paid in cash. Awards made under the bonus plan are subject to a participant achieving one or more performance goals established by the compensation committee. The performance goals may be based on our overall performance, and also may recognize business unit, team and/or individual performance. In 2012, only Mr. Cole received a cash bonus pursuant to the bonus plan.

Equity-based compensation. There are three types of equity based grants made to the named executive officers—initial grants when a named executive officer is hired, performance-based grants and retention grants, which are typically made in connection with new employment agreements or renewals of expiring agreements. An initial grant when an executive officer is hired or otherwise becomes a named executive officer serves to help us to recruit new executives and to reward existing officers upon promotion to higher levels of management. Because these initial grants are structured as an incentive for employment, the amount of these grants may vary from executive to executive depending on the particular circumstances of the named executive officer and are usually recommended by the chief executive officer and approved by the appropriate committee. Time-vested grants of equity awards, as well as retention grants made in connection with renewals of employment agreements, are designed to compensate our named executive officers for their contributions to our long-term performance. Generally, restricted stock awards granted to named executive officers as either initial or annual performance grants which vest in equal installments over the term of the agreement, or a period determined by the compensation committee, typically beginning on the first anniversary of the date of grant.

Awards of RSUs and PSUs are made under our Amended and Restated 2009 Equity Incentive Plan, referred to as the Plan. The Plan was approved by our stockholders in August 2009 and amended, restated and again approved by our stockholders in August 2012. In April 2013, we amended the Plan to specifically prohibit option repricing, payment of dividends on unvested shares of restricted stock, cash buyouts of underwater options and recycling shares subject to stock options, stock grants or performance awards which, for any reason are after the date of the amendment, are cancelled. Shares of restricted stock, including shares underlying RSUs and PSUs that were issued subject to a vesting schedule cannot be sold until and to the extent the shares have vested. While we have not formally adopted any policies with respect to cash versus equity components in the mix of executive compensation, we feel that it is important to provide for a compensation mix that allows for acquisition of a meaningful level of equity ownership by our named executive officers in order to help align their interests with those of our stockholders. As of December 31, 2012, the number of shares remaining for issuance under the Plan, was 3,832,063. There are no shares remaining for issuance under any prior equity incentive plan.

Perquisites and other personal benefits. During 2012, our named executive officers received a limited amount of perquisites and other personal benefits that we paid on their behalf. These consisted of payments of life insurance premiums and car allowances, aggregating $126,358.

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

Our Named Executive Officers’ Compensation for 2012

Base Salaries

Historically, the base salaries of our named executive officers were guaranteed in their respective employment agreements. Other than with respect to situations in which we have engaged a compensation consultant, the recommendations to the Board of Directors by the compensation committee with respect to base salaries are based primarily on informal judgments reasonably believed to be in our best interests. In determining the base salaries of certain of our executives whose employment agreements were up for, or otherwise considered for, renewal, the compensation committee considered our performance and growth plans and such individual’s performance.

Cash Bonus Compensation

Cash bonuses are made pursuant to our stockholder approved bonus plan and pursuant to each of our named executive officers employment agreements. No payment will be made under the bonus plan unless the compensation committee certifies that at least the minimum objective performance measures have been met. Such performance measures may include specific or relative targeted amounts of, or changes in: EBITDA (as defined earlier); Free Cash Flow (as defined earlier); earnings per share; diluted earnings per share; revenues; expenses; net income; operating income; equity; return on equity, assets or capital employed; working capital; stockholder return; production or sales volumes; or certain other objective criteria. In 2012, our chairman, president and chief executive officer was the only named executive officer who was eligible to receive a bonus under the bonus plan, and only he received a bonus under the bonus plan.

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

Mr. Cole’s cash performance targets for 2012 were as follows: $1,125,000 was earned for our achievement of approximately $217.0 million of EBITDA. This EBITDA amount represents 75% of the targeted EBITDA, which was $237.7 million as established by the Board of Directors. Mr. Cole received $500,000 based on the Company’s EBITDA margin of 61%, which puts the Company in the top 100th percentile of companies compiled in the Standard & Poors Small Cap Retailing Index for 2012.

For 2012, cash bonuses were awarded to Mr. Blumberg pursuant to his 2012 employment agreement. Under the 2012 employment agreement, Mr. Blumberg is entitled to acquisition payments in the amount of $500,000 if the Acquisition is a First Tier Acquisition and $250,000 if the Acquisition is a Second Tier Acquisition. In addition, the compensation committee may consider granting Mr. Blumberg a cash bonus in addition to other payments and equity payable under his agreement if the value of the Acquisitions completed during the term of the agreement exceeded $100 million. The amount of any such additional cash bonus would have been determined by the compensation committee in its discretion. For 2012, Mr. Blumberg received a $500,000 cash bonus under these provisions.

A First Tier Acquisition is one that has a value of $30 million and a Second Tier Acquisition is one that has a value of less than $30 million. Value is defined as the projected gross revenue stream to be derived by the Company from an Acquisition during the first complete year following the closing of the Acquisition as set forth in the base line projections presented to the Board in connection with the approval of such Acquisition (if and to the extent that such projections exist and are presented), in all cases before deduction of operational and transaction expenses. If and to the extent the target entity has received advances or other pre-payments in consideration for a reduction in royalty or other payments to be received by the target entity at any time during the first complete year following the closing of the Acquisition, the projected gross revenue stream to be derived by the Company from the Acquisition will be adjusted to take into account the reduction in royalty or other payments resulting from such advances and/or pre-payments.

Pursuant to the 2013 amendment to Mr. Blumberg’s employment agreement, Mr. Blumberg is no longer entitled to cash bonuses for Acquisitions subject to certain exceptions which are described in the description of the 2013 amendment below. Also, the 2013 amendment narrows the definition of Acquisitions to exclude certain acquisitions that do not meet a minimum value threshold.

Also in 2012, Messrs. Clamen and Tarshis received discretionary cash bonuses of $200,000 and $250,000, respectively, under their respective employment agreements. These cash bonuses are recommended by our CEO to the compensation committee and are discretionary, up to 100% of their salary, which limitation is superseded by the maximum amount available under the Company’s executive bonus program and any other bonus program generally applicable to senior executives of the Company.

Equity-based Compensation

Equity-based compensation typically is awarded in the form of Performance Stock Units, or PSUs, Restricted Stock Units, or RSUs and shares of restricted stock.

PSUs

2008 PSUs

Mr. Cole is the only executive with PSUs that were granted in 2008, referred to as the 2008 PSUs.

The annual performance goals required for the portion of Mr. Cole’s 2008 PSUs to vest for the year ended December 31, 2012 were as follows: EBITDA of approximately $224.9 million (for which Mr. Cole earned no 2008 PSUs), market capitalization of approximately $1.986 million (for which Mr. Cole earned no 2008 PSUs) and a stock price of $34.65 per share (for which Mr. Cole earned no 2008 PSUs).

Of the aggregate 472,673 2008 PSUs that could have vested on December 31, 2012, Mr. Cole did not receive any of such 2008 PSUs. These 472,673 2008 PSUs were subject to catch-up provisions for the years 2008 through 2012 for failure to meet the performance goals. These 472,673 2008 PSUs, valued at approximately $10.6 million at December 31, 2012, were all cancelled and forfeited because the performance measures were not met and, therefore, the catch-up provisions did not result in any additional vesting. The chart below illustrates the earned versus forfeited 2008 PSUs from the date of grant through the last vesting period which ended on December 31, 2012.

2011 PSUs

Messrs. Cole, Tarshis and Clamen each hold 2011 PSUs that were granted in 2011, referred to as the 2011 PSUs. The 2011 PSUs performance goals are as follows: 33 1/3% of the 2011 PSUs vest on the achievement of EBITDA Growth; 33 1/3% of the 2011 PSUs vest on the achievement of EPS Growth; and 33 1/3% of the 2011 PSUs vest on the achievement of Free Cash Flow of $125 Million or more.

With respect to the 2011 PSUs, the EBITDA Growth and EPS Growth performance metrics are measured in two ways: Absolute Growth and Relative Growth. The annual performance goals required for the 2011 PSUs to vest for the year ended December 31, 2012 were as follows:

Absolute Metrics

Performance Metric	Requirement

Target Absolute EBITDA Growth	EBITDA of $252.5 million
Threshold Absolute EBITDA Growth	EBITDA of $241.0 million
Target Absolute EPS Growth	EPS of $1.64
Threshold Absolute EPS Growth	EPS of $1.56

The compensation committee determined that the absolute performance metrics were not met for the year ended December 31, 2012. Since the absolute measures were not met, the compensation committee considered the Relative EBITDA Growth and the Relative EPS Growth performance to determine the vesting of the 2011 PSUs.

No 2011 RSUs were granted in any year other than 2011.

Relative Metrics

The Relative EBITDA Growth and Relative EPS Growth performance metrics are determined by reference to where the Actual EBITDA Growth and Actual EPS Growth achieved by the Company during the performance period places the Company in the specified percentile listed with the group of companies determined by the compensation committee prior to the beginning of the relevant performance period. This peer group must be based on companies in GICS codes 25203010 (Apparel, Accessories and Luxury Goods) and 25203020 (Footwear) with comparable revenue and earnings levels, which shall be comprised of annual revenue between $100 million and $5 billion and EBITDA and EPS greater than zero in the most recent fiscal year.

Below is the relative performance peer group that was used to determine Relative EBITDA Growth and Relative EPS Growth performance metrics under our 2011 PSUs for 2012:

American Apparel, Inc. Carter’s Inc. Cherokee Inc. Columbia Sportswear Company Crocs, Inc. Deckers Outdoor Corporation Delta Apparel, Inc. Exceed Company Fossil, Inc.	G-III Apparel Group Ltd. Gildan Activewear Inc. Hanesbrands Inc. Lululemon athletic inc. Maidenform Brands, Inc. Oxford Industries, Inc. Perry Ellis International, Inc. PVH Corp. Quicksilver, Inc.	Ralph Lauren Corporation Rocky Brands, Inc. Skechers U.S.A., Inc. The Jones Group Inc. True Religion Apparel, Inc. Under Armour, Inc. Vera Bradley, Inc. Wolverine World Wide, Inc.

Excluded from this group for the computation of the relative performance calculations were certain companies that did not meet the criteria for each of the specific performance metrics.

Based on the compensation committee’s review of the relative performance peer group, the compensation committee determined that the Company’s performance did not meet the threshold, and therefore, no 2011 PSUs vested for EBITDA Growth or EPS Growth in 2012. The Free Cash Flow performance measure was achieved, resulting in a full payout as to those shares underlying the 2011 PSUs. For each of Messrs. Cole, Clamen and Tarshis, this resulted in the vesting of 65,118, 6,410 and 6,410, respectively, shares of common stock underlying 2011 PSUs.

During our stockholder outreach, we learned that some of our stockholders believed that the performance metrics of our 2011 PSUs were not difficult to achieve. We note that this year, none of the 2008 PSUs vested and only one third of the 2011 PSUs vested because certain performance metrics were not achieved. There is a catch-up feature, whereby the 2011 PSUs that did not vest are available for vesting in the future if the performance metrics are met. We note, however, that for this to occur, the Company’s performance would be have to be outstanding, which would be in our stockholders’ interests. The 2008 PSUs also had a catch up provision; the Company’s performance was not exemplary enough for the performance metrics to be achieved, and therefore, approximately $10.6 million of 2008 PSUs were forfeited and cancelled at the end of December 31, 2012. The chart below illustrates the earned versus unearned 2011 PSUs for the period January 1, 2012 through December 31, 2012.

*	The 2011 PSUs are subject to catch up provisions. For the 2011 PSUs that were not earned for the year ended December 31, 2012, one half of them have been forfeited because of negative growth and the other half are eligible to be issued in later performance periods.

Mr. Blumberg’s Performance Based Restricted Stock Awards

As Mr. Blumberg is our Executive Vice President, Head of Strategic Development, Mr. Blumberg’s PSUs have different performance metrics. In 2012 and pursuant to Mr. Blumberg’s 2012 employment contract, Mr. Blumberg was issued 37,800 shares of restricted stock subject to vesting based upon performance criteria related to acquisitions. For each of the first two Acquisitions, the restrictions on 10,000 of the shares would lapse and be deemed vested upon the closing of such acquisitions. For each of the third and fourth Acquisitions, the restrictions on 8,900 of the shares would lapse and be deemed vested. If the Company did not complete at least four Acquisitions on or before April 30, 2013 (which was extended to July 31, 2013 pursuant to the 2013 amendment to the agreement discussed below), the remainder of the unvested shares would be forfeited. In 2012, 10,000 of such shares vested on consummation of an Acquisition. All Acquisitions are approved by our Board of Directors. We believe this mitigates any risk related to Mr. Blumberg’s compensation upon completion of acquisitions.

An Acquisition under Mr. Blumberg’s 2012 employment agreement means any direct or indirect investment or acquisition by the Company in or of any entity, business, brand, trademark, or other asset, that closes during the term of the agreement, or, if there is a letter of intent or similar agreement, that closes within 90 days from the end of the term.

In February 2013, Mr. Blumberg’s contract was amended, herein referred to as the 2013 amendment. Under the 2013 amendment, Mr. Blumberg was awarded 200,000 PSUs that are subject to performance vesting, and are referred to as the 2013 PSUs. Of the 2013 PSUs, two thirds of them vest in three equal installments beginning on December 31, 2013 subject to the following performance criteria: 22.22% of the 2013 PSUs vest based on the achievement of EBITDA Growth; 22.22% of the 2013 PSUs vest based on the achievement of EPS Growth; and 22.22% of the 2013 PSUs vest based on the achievement of free cash flow. The goals for EBITDA Growth, EPS Growth and free cash flow are determined in the same manner as the 2011 PSUs. The remaining one third of the 2013 PSUs vest upon the closing of Acquisitions (for this purpose, the acquisition must have a value (as defined in the 2013 amendment) of $5 million) during the extension term, which is the period from February 2, 2013 through January 31, 2016, unless earlier terminated. If the Company closes Acquisitions with an aggregate value of $200 million or more, all of the PSUs will be deemed to be vested on January 31, 2016, subject to Mr. Blumberg’s continued employment.

RSUs

2008 RSUs

Mr. Cole was granted 1,181,684 2008 RSUs on February 19, 2008 pursuant to his employment agreement with us. On December 24, 2008, Mr. Cole agreed, in an amendment to his employment agreement, to defer the issuance of 1,181,684 shares of common stock underlying the 2008 RSUs until the earlier of (i) the date Mr. Cole is no longer employed by either (a) us or (b) any corporation or other entity owning, directly or indirectly, 50% or more of our outstanding common stock, or in which we or any such corporation or other entity owns, directly or indirectly, 50% or more of the outstanding capital stock (determined by aggregate voting rights) or other voting interests or (ii) a change in control (as defined in the employment agreement). In consideration of Mr. Cole’s agreement to delay the distribution to him of such shares of our common stock to which he will be entitled to receive under the 2008 RSUs as noted above, the employment agreement also provided for the award to Mr. Cole of an annual cash bonus to be granted under our executive incentive bonus plan, in the amount equal to $500,000 for each of the four completed calendar years commencing with the calendar year from January 1, 2009 through December 31, 2009, and ended with the calendar year from January 1, 2012 through December 31, 2012 if either one of two performance measures specified in the agreement have been satisfied. These performance measures are described under “Cash Bonus Compensation.”

The 1,181,684 2008 RSUs continue to vest in five substantially equal installments on each December 31st, beginning on December 31, 2008 and subject to Mr. Cole’s continuous employment with us, although the delivery of the shares underlying such RSUs has been deferred as described above.

2011 RSUs

Each of Messrs. Cole, Clamen and Tarshis received 2011 RSUs which vest as follows:

	Total Number of 2011 RSUs Granted	Number of Equal Installments	First Installment Vesting Date
Neil Cole	204,918	Three	12.31.2013
Warren Clamen	57,648	Three	12.31.2012
Andrew Tarshis	76,864	Four	12.31.2012

With respect to Mr. Blumberg, pursuant to his contract amendment entered into in February 2013, Mr. Blumberg received 50,000 RSUs that vest in three equal installments beginning on December 31, 2013.

Other Restricted Stock Awards

Messrs. Clamen and Tarshis each received, pursuant to their employment agreements, discretionary equity awards of 13,405 shares of restricted common stock in October 2012 which vest in two equal annual installments over a two year period.

Stock Ownership

Ownership levels of common stock align shareholders’ and executives’ interests. Although the Company has not adopted stock ownership guidelines, the stock ownership of the named executive officers is considered exemplary as compared with best practices based on ISS’ Governance Risk Indicators—2012:

Name	2012 salary	ownership value as of 12/31/12	ownership compared to salary as of 12/31/12 (1)	best practices
Neil Cole	$1,479,667	$53,274,199	39x	5-8x
Warren Clamen	$450,000	$2,609,766	6x	2-3x
Andrew Tarshis	$450,000	$2,689,761	6x	2-3x
David Blumberg	$400,000	$1,138,703	3x	2-3x

(1)	Table (i) does not include any unvested PSUs and (ii) does include unvested RSUs.

Corporate Governance and Disclosure Changes

As discussed above, we adopted a Recoupment (Clawback) Policy in 2013. The clawback policy applies if there is restatement of our financial statements that is required, within the previous three years, to correct accounting errors due to material non-compliance with any financial reporting requirements under the federal securities laws. Each of the Company’s named executive officers have agreed to be bound by the policy and has acknowledged that the policy covers all outstanding incentive awards.

The new clawback policy applies retroactively to all previous award agreements with our named executive officers and supersedes any clawback provisions in such agreements.

We have also adopted an anti-hedging policy and have amended our Amended and Restated 2009 Equity Incentive Plan to prohibit share recycling, option repricing, cash buy-out of underwater options and paying dividends on unvested restricted stock.

Our Board adopted Corporate Governance Principles which provide, among other things, that the Board will nominate only a candidate who agrees to tender his or her irrevocable resignation promptly upon such person’s failure to receive the required vote for election or re-election. Such resignation shall be effective upon Board acceptance of such resignation.

Tax Deductibility and Accounting Ramifications

The compensation committee generally takes into account the various tax and accounting ramifications of compensation paid to our executives. When determining amounts of equity-based grants to executives the compensation committee also considers the accounting expense associated with the grants.

The Plan and our other plans, including the executive bonus plan, are intended to allow us to make awards to executive officers that are deductible under the Section 162(m) of the Code, which otherwise sets limits on the tax deductibility of compensation paid to a company’s most highly compensated executive officers. The compensation committee will continue to seek ways to limit the impact of Section 162(m). However, the compensation committee also believes that the tax deduction limitation should not compromise our ability to maintain incentive programs that support the compensation objectives discussed above or compromise our ability to attract and retain executive officers. Achieving these objectives and maintaining flexibility in this regard may therefore result in compensation that is not deductible by us for federal income tax purposes.

Assessment of Compensation-Related Risks

The compensation committee is responsible to assess the risks associated with the Company’s compensation practices, policies and programs. This assessment is performed to determine if such risks arising from such practices are appropriate or if they are reasonably likely to have a material adverse effect on the Company. The compensation committee performed this assessment and believes that, for 2012, the compensation policies did not incentivize our named executive officers to take unnecessary risks.

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

Compensation Committee Interlocks and Insider Participation

None of the directors on our compensation committee, or who served as a member of our compensation committee at any time during 2012, is or was formerly an officer or employee of the Company or had any relationship or related person transaction requiring disclosure under the rules of the Securities and Exchange Commission. During 2012, none of our executive officers served on the board of directors or the compensation (or equivalent) committee of any other entity that has officers that serve on our Board of Directors or on our compensation committee. In addition, none of the members of our compensation committee were formerly, or during 2012, employed by us in the capacity as an officer or otherwise.

The members of our compensation committee are, and during 2012 were, Messrs. Cuneo, Emanuel and Friedman. Mr. Friedman currently serves as its chairperson.

Compensation Committee Report

The compensation committee of our Board of Directors has reviewed and discussed with management the Compensation Discussion and Analysis for 2012 appearing in this Report. Based on such reviews and discussions, the compensation committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Report for filing with the SEC.

COMPENSATION COMMITTEE

Mark Friedman, Chairperson

Barry Emanuel

F. Peter Cuneo

SUMMARY COMPENSATION TABLE

The following table includes information for 2012, 2011 and 2010 with respect to our named executive officers.

Summary Compensation Table

Name and Principal Position	Year	Salary ($) (a)	Bonus ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Non- qualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)		Total ($) (h)
Neil Cole	2012	$1,500,000	$—	$—	$—	$1,625,000	$—	$54,358	(1)	$3,179,358
President and Chief Executive Officer	2011	$1,000,000	$3,000,000	$31,646,207	$—	$1,725,000	$—	$53,575	(1)	$37,424,782
	2010	$1,000,000	$2,300,000	$—	$—	$1,725,000	$—	$55,241	(1)	$5,080,241

Warren Clamen	2012	$450,000	$200,000	$254,829	$—	$—	$—	$18,000	(2)	$922,829
Executive Vice President and Chief Financial Officer	2011	$406,818	$100,000	$1,894,009	$—	$—	$—	$18,000	(2)	$2,418,827
	2010	$400,000	$100,000	$52,301	$—	$—	$—	$18,000	(2)	$570,301

Andrew Tarshis	2012	$450,000	$250,000	$254,829	$—	$—	$—	$18,000	(2)	$972,829
Executive Vice President and General Counsel	2011	$406,818	$150,000	$2,542,002	$—	$—	$—	$18,000	(2)	$3,116,820
	2010	$400,000	$100,000	$52,301	$—	$—	$—	$18,000	(2)	$570,301

David Blumberg	2012	$400,000	$—	$201,600	$—	$500,000	$—	$18,000	(2)	$1,119,600
Executive Vice President, Head of Strategic Development	2011	$400,000	$—	$583,606	$295,234	$500,000	$—	$18,000	(2)	$1,796,840
	2010	$400,000	$—	$345,900	$109,530	$500,000	$—	$18,000	(2)	$1,373,430

Yehuda Shmidman(3)	2012	$365,958	$300,000	$—	$—	$—	$—	$18,000	(2)	$683,958
Former Chief Operating Officer	2011	$378,125	$200,000	$200,000	$—	$—	$—	$18,000	(2)	$796,125
	2010	$352,936	$—	$352,308	$—	$—	$—	$18,000	(2)	$723,244

(a)	Salary includes, as applicable, base salary, pro-rated salaries for changes made to base salary during the year, as defined in the employment agreements.
(b)	Bonuses are fixed incentive and/or percentage incentive, as provided for in the applicable employment agreements or discretionary, as determined by the compensation committee. In June 2011 Mr. Cole received a cash bonus of $3,000,000 in connection with the execution of an amendment to his employment agreement. Among other things, this amendment extends the term of his employment through December 31, 2015. In accordance with SEC rules, this bonus has been reflected in the table under the Bonus column for 2011. Further, in February 2011, the compensation committee awarded Mr. Cole a discretionary bonus of $2,300,000 based on our 2010 performance, which, in accordance with SEC rules, has been reflected in this table under the Bonus column for 2010. In 2012, Messrs. Clamen, Tarshis and Shmidman received discretionary cash bonuses of $200,000, $250,000 and $300,000, respectively, under their respective employment agreements. For 2011, Messrs. Clamen, Tarshis and Shmidman received discretionary cash bonuses of $100,000, $150,000 and $200,000, respectively, under their respective employment agreements. For 2010, Messrs. Clamen and Tarshis each received discretionary cash bonuses of $100,000, pursuant to their employment agreements.
(c)	The amounts shown in this column represent the aggregate grant date fair value in 2012, 2011, and 2010 with respect to shares of restricted stock. See Note 6 to Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for a discussion for the relevant assumptions used in calculating grant date fair value. Approximately $10.6 million of 2008 PSUs were forfeited and cancelled at the end of December 31, 2012, as the performance metrics were not achieved.
(d)	Option awards include, as applicable, Iconix options and equity-based compensation instruments that have option-like features and amounts represent grant date fair value.

(e)

Non-equity incentive plan compensation represents the dollar value of all amounts earned during the fiscal year pursuant to non-equity incentive plans. For 2012, Mr. Cole received cash performance-based bonuses of $1,125,000 and $500,000 for a total of $1,625,000, pursuant to his employment agreement and the Executive Incentive Bonus Plan. For each of 2011 and 2010, Mr. Cole received cash performance based bonuses of $1,225,000 and $500,000 for a total of $1,725,000, pursuant to his employment agreement and the Executive Incentive Bonus Plan. The performance targets for 2012 were as follows: $1,125,000 was earned for our achievement of approximately $217.0 million of EBITDA, which represents 75% of the targeted EBITDA established by the Board of Directors, and $500,000 based on the Company’s EBITDA margin of 61%, which puts the Company in the top 100th percentile of companies compiled in the Standard & Poors Small Cap Retailing Index for 2012. The performance targets for 2011 were as follows: $1,225,000 was earned for our achievement of approximately $229.6 million of EBITDA, which represents 122.5% of the targeted EBITDA established by the Board of Directors, and $500,000 based on the Company’s revenue growth of approximately 11%, which puts the Company in the upper 50th percentile of companies compiled in the Standard & Poors Small Cap Retailing Index for 2011. The performance targets for 2010 were as follows: $1,225,000 was earned for our achievement of approximately $205.9 million of EBITDA, which represents 122.5% of the targeted EBITDA established by the Board of Directors, and $500,000 based on the Company’s revenue growth of approximately 43%, which puts it in the upper 50th percentile of companies compiled in the Standard & Poors Small Cap Retailing Index for 2011. In accordance with SEC rules, the 2012, 2011 and 2010 performance-based cash bonuses paid to Mr. Cole have been reflected in this table under the Non-Equity Incentive Plan Compensation column. Mr. Blumberg received cash payments of $500,000 in each 2012, 2011 and 2010 for our consummation of the following: one acquisition in 2012 which had a “value” (as defined in his employment agreement) of $30 million or greater; two acquisitions in 2011 each of which had a “value” of less than $30 million; and an acquisition in 2010 that had a “value” of greater than $30 million.

(f)	Change in pension value and non-qualified deferred compensation earnings represents the aggregate increase in actuarial value to the named executive officer of all defined benefit and actuarial plans accrued during the year and earnings on non-qualified deferred compensation. There were no defined benefit plans, actuarial plans, or non-qualified deferred compensation for 2012, 2011 or 2010.
(g)	All other compensation includes, as applicable, car allowances and life insurance premiums (see the list of perquisites in footnotes (1) and (2) below).
(h)	Total compensation represents all compensation from us earned by the named executive officer for the year.
(1)	Represents premiums paid by us on a life insurance policy for the benefit of the beneficiaries of Mr. Cole, as well as a car allowance.
(2)	Represents amounts paid by us for executives’ car allowances.
(3)	Mr. Shmidman ceased serving as an officer of the Company in October 2012. Prior to October 2012, Mr. Shmidman had served as our chief operating officer since July 2010. From August 2009, Mr. Shmidman served as our executive vice president of operations.

GRANTS OF PLAN-BASED AWARDS

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)		All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh) ($)	Closing Price of Common Stock Units on Date of Grant ($)	Grant Date Fair Value of Stock and Option Awards

		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Neil Cole(1)	—	—	—	—	—	—	—	—		—	—	—	—
Warren Clamen	10/17/12	—	—	—	—	—	—	13,405		—	—	$19.01	$254,829
Andrew Tarshis	10/17/12	—	—	—	—	—	—	13,405		—	—	$19.01	$254,829
David Blumberg	11/30/12	—	—	—	—	—	—	10,000	(3)	—	—	$20.16	$201,600
Yehuda Shmidman(2)	—	—	—	—	—	—	—	—		—	—	—	—

(1)	See the Narrative Disclosure to the Summary Compensation Table and Plan-Based Awards Table for a discussion of Mr. Cole’s cash bonuses.
(2)	Mr. Shmidman ceased being an officer of the Company in October 2012.
(3)	Represents vesting of shares pursuant to performance-based metrics under restricted stock award vesting.

NARRATIVE DISCLOSURE TO SUMMARY COMPENSATION TABLE AND PLAN-BASED AWARDS TABLE

Employment Agreements

The compensation committee determines the compensation, including related terms of employment agreements with us for those who have them, for each of the named executive officers. For a discussion of performance metrics, please see the discussion under “Compensation Discussion and Analysis.”

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

In connection with the negotiation with Mr. Cole of the employment agreement (including certain amendments thereto), the compensation committee retained JFR as its outside compensation consulting firm to provide advice. In connection with the June 2011 amendment, assisting the compensation committee, JFR performed market research as to compensation levels in similarly capitalized companies in the industry, as well as companies that had achieved similar growth. As various aspects of our business, operations and management are unique, the compensation committee utilized the JFR research as one resource, rather than a stand-alone tool, in assessing the appropriate level of compensation and other terms under Mr. Cole’s employment agreement, including the June 2011 amendment.

Under the June 2011 amendment, Mr. Cole was entitled to an annual base salary of $1,500,000 for the year ended December 31, 2012. Mr. Cole is entitled to such increases (but not decreases) as may be determined by the Board from time to time. In connection with the June 2011 amendment, Mr. Cole received an extension signing bonus of $3,000,000, which was repayable in full under certain circumstances.

Pursuant to the terms of the original employment agreement Mr. Cole was granted 1,181,684 time-vested restricted common stock, or 2008 RSUs, and 787,789 performance-based restricted common stock units, or 2008 PSUs, under our 2006 Equity Incentive Plan and 2009 Equity Incentive Plan. The 2008 RSUs vest in five substantially equal annual installments commencing on December 31, 2008, subject to Mr. Cole’s continuous employment with us on the applicable vesting date, and the 2008 PSUs are subject to vesting based on our achievement of the following performance goals: 50% is tied to the achievement of EBITDA growth, 25% is tied to the achievement of market cap growth, and 25% is tied to the achievement of stock price growth. Both grants are subject to forfeiture or acceleration upon the termination of Mr. Cole’s employment under certain circumstances. In addition, Mr. Cole’s ability to sell or otherwise transfer the common stock underlying the 2008 RSUs and the 2008 PSUs while he is employed by us is subject to certain stock ownership requirements. Pursuant to the June 2011 amendment, the 2008 RSUs and 2008 PSUs provided for in the original employment agreement shall continue to vest in accordance with the terms of the original employment agreement. See “Compensation Discuss and Analysis—2008 PSUs” for a discussion of performance criteria for the 2008 PSUs.

In addition, pursuant to the June 2011 amendment, Mr. Cole was granted 204,918 time-vested 2011 RSUs and 1,219,945 2011 PSUs. The 2011 RSUs will vest in three substantially equal annual installments commencing on December 31, 2013, subject to Mr. Cole’s continuous employment with us on the applicable vesting date. The 2011 PSUs vested based on our achievement of certain designated performance goals during the four fiscal years beginning with the fiscal year ended December 31, 2012. These goals are based on EBITDA (33 1/3% of PSUs), diluted earnings per share excluding extraordinary items (33 1/3% of PSUs) and free cash flow (33 1/3% of PSUs). For 2012, none of these 2011 PSUs vested, as the following performance criteria were not met. See “Compensation Discuss and Analysis—2011 PSUs” for a discussion of the performance criteria for the 2011 PSUs. Both the 2011 RSUs and 2011 PSUs are subject to forfeiture upon the termination of Mr. Cole’s employment under certain circumstances. Both the 2011 RSUs and the 2011 PSUs are subject to the terms and conditions of the 2009 Equity Plan and the respective award agreements. The June 2011 amendment provides that the original employment agreement shall continue in full force and effect unamended, except to the extent amended by the June 2011 amendment.

On December 24, 2008, we entered into an agreement with Mr. Cole which amended his original employment agreement and the related 2008 RSU agreement to provide, among other things for the deferral of the issuance to Mr. Cole of the 1,181,684 shares of our common stock to which he is entitled to receive under the 2008 RSUs granted to him under the original employment agreement until the earlier of (i) the date Mr. Cole is no longer employed by either (a) us or (b) any corporation or other entity owning, directly or indirectly, 50% or more of our outstanding common stock, or in which we or any such corporation or other entity owns, directly or indirectly, 50% or more of the outstanding capital stock (determined by aggregate voting rights) or other voting interests or (ii) a change in control (as defined in the employment agreement). In consideration of Mr. Cole’s agreement to delay the distribution to him of such shares of our common stock to which he will be entitled to receive under the 2008 RSUs as noted above, the agreement also provided for the award to Mr. Cole of an annual cash bonus to be granted under our executive incentive bonus plan, in the amount equal to $0.5 million for each of the four completed calendar years commencing with the calendar year from January 1, 2009 through December 31, 2009, and ended with the calendar year from January 1, 2012 through December 31, 2012 if either of one of two performance measures specified in the agreement have been satisfied. The two performance measures are as follows: (a) if the percentage determined by dividing our EBITDA by our revenues for the calendar year in question places us in the top 50% of the companies contained in the Standard & Poors Small Cap Retailing Index at the end of that calendar year or (b) if our annual revenue percentage growth for the calendar year in question when compared to the immediately preceding calendar year places us in the top 50% of those companies contained in the Standard & Poors Small Cap Retailing Index at the end of that calendar year. The 2011 PSUs and 2011 RSUs granted pursuant to the June 2011 amendment are not subject to the provisions of the December 24, 2008 agreement.

Mr. Cole is also entitled to various benefits, including benefits available to our other senior executives and certain automobile, air travel and life insurance benefits pursuant to the employment agreement.

In addition to his salary and benefits, Mr. Cole is eligible to receive an additional annual cash bonus for each completed calendar year, including as a performance goal thereunder the targets specified in the employment agreement. This cash bonus shall not exceed 150% of Mr. Cole’s base salary for the year ended December 31, 2011 and shall not exceed 200% of his base salary for each fiscal year of the term the employment agreement ended after December 31, 2011. The bonus shall be a percentage of the base salary determined based on the level of our consolidated earnings before interest, taxes, depreciation and amortization of fixed assets and intangible assets achieved for such year against a target level established for such year by the compensation committee of our board of directors, in the compensation committee’s sole discretion, but with prior consultation with Mr. Cole, as follows:

For the fiscal year ended December 31, 2011:

Annual Level of Targeted EBITDA Achieved	% of Base Salary
less than 80%	0%
80% (threshold)	50%
90%	75%
100% (target)	100%
105%	110%
110%	122.5%
115%	135%
120% or more (maximum)	150%

For fiscal years ended after December 31, 2011:

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

Warren Clamen and Andrew Tarshis

On October 7, 2011, we entered into amendments of the employment agreements dated November 11, 2008, with each of the following executive officers: (i) Andrew Tarshis (this employment agreement, as amended through October 7, 2011, is referred to as the Tarshis employment agreement) and (ii) Warren Clamen (this employment agreement, as amended through October 7, 2011, is referred to as the Clamen employment agreement and, together with the Tarshis employment agreement, the Clamen/Tarshis employment agreements, and each of Mr. Tarshis and Mr. Clamen are referred to in the description of the Clamen/Tarshis employment agreements below as an executive). The Clamen/Tarshis employment agreements provide for the employment of Mr. Tarshis as our executive vice president and general counsel through December 31, 2015 and of Mr. Clamen as our executive vice president and chief financial officer through December 31, 2013.

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

Pursuant to the terms of the Clamen/Tarshis employment agreements, each executive received an award of 3,145 shares of our common stock in 2010. In 2011, Mr. Clamen and Mr. Tarshis received 4,581 shares and 6,871 shares, respectively, of our common stock. In 2012, each executive received 13,405 restricted shares of our common stock, all of which vested immediately. Each executive is also entitled to various benefits, including benefits available to our other senior executives and certain automobile, life insurance and medical benefits.

In addition, pursuant to the Clamen/Tarshis employment agreements, (i) Mr. Clamen was granted an award of 57,648 time-vested 2011 RSUs of the Company’s common stock, which will vest in three equal annual installments on December 31, 2012, 2013 and 2014, and an award of 57,648 performance-based 2011 PSUs and (ii) Mr. Tarshis received an award of 76,864 2011 RSUs of the Company’s common stock, which will vest in four equal annual installments on December 31 of 2012, 2013, 2014 and 2015, and an award of 76,864 PSUs. Under the Clamen/Tarshis employment agreements, the 2011 RSUs are subject to each executive’s continuous employment with the Company on the applicable vesting date, and are also subject to acceleration under certain circumstances. The 2011 PSUs will be subject to vesting based on the Company’s achievement of certain designated performance goals. Both the 2011 RSUs and 2011 PSUs are subject to forfeiture upon the termination of the executive’s employment under certain circumstances. Upon a change in control, any unvested 2011 PSUs and 2011 RSUs shall vest. Upon termination for death or disability, any unvested 2011 PSUs and 2011 RSUs shall vest. Upon termination by the Company for cause or the executive without good reason, unvested 2011 RSUs and 2011 PSUs shall be forfeited. Upon termination by the Company without cause or by the executive with good reason, that portion of the 2011 PSUs subject to vesting in the year of termination based on performance goals achieved as of the termination, and any unvested 2011 RSUs, shall vest. Additionally, if Mr. Clamen’s employment agreement is not renewed at the end of its term for at least a year, any remaining unvested 2011 PSUs and 2011 RSUs shall vest. The performance goals for the 2011 PSUs are related to the achievement of EBITDA growth, diluted earnings per share growth and Free Cash Flow and the performance goals for 2012 are discussed in “Compensation Discussion & Analysis—2011 PSUs”.

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

The Clamen/Tarshis employment agreements also contain confidentiality provisions for specified periods.

David Blumberg

On February 26, 2009, we entered into an employment agreement with Mr. David Blumberg, effective as of January 1, 2009 (referred to as the 2009 employment agreement), that provided for the employment of Mr. Blumberg as our Head of Strategic Development for a three-year term. From November 2006 until the commencement of his employment with us in 2009, Mr. Blumberg provided consulting services to us.

Pursuant to the 2009 employment agreement, Mr. Blumberg was entitled to an annual base salary of not less than $400,000. In addition, Mr. Blumberg was entitled to payments after the closing by us or our subsidiaries of an “acquisition” (as defined in the 2009 employment agreement) in or of any entity, business, brand, trademark, service mark, patent, license, revenue stream or other asset during the term of the 2009 employment agreement and, under certain circumstances, for a 90 day period after termination of the 2009 employment agreement. Subject to an annual acquisition payment cap of 2.5 times his then current base salary, Mr. Blumberg was to receive $500,000 for acquisitions that had a “value” (as defined in the 2009 employment agreement), of $30 million or more and $250,000 for acquisitions with a lesser “value”. Under Mr. Blumberg’s 2009 employment agreement, the value of an acquisition generally meant the projected gross revenue stream to be derived by us from such acquisition during the first complete year following the closing of the acquisition, subject to certain adjustments such as deductions for operational and transaction expenses.

In addition, under the 2009 employment agreement Mr. Blumberg was also entitled to receive an award of up to 107,476 shares of our common stock, referred to as the award shares. For each acquisition that closed during a calendar year one sixth of the shares will vest at the end of such calendar year subject to an annual vesting cap specified in the 2009 employment agreement. On December 31, 2011 and 2010, a total of 35,826 and 17,913, respectively, of the award shares were granted to Mr. Blumberg and vested pursuant to the 2009 employment agreement. Mr. Blumberg is also entitled to various benefits, including benefits available to our other senior employees including an automobile allowance and certain life insurance and medical and dental benefits.

If Mr. Blumberg’s 2009 employment were terminated by us for “cause” or by him without “good reason” (each as defined in the 2009 employment agreement), he would have received his earned and unpaid base salary through the date of termination and shares of common stock in respect of any already vested stock awards, including award shares, or, if the award shares had not been granted, the vested portion of the alternate payment described below. In addition, subject to the acquisition cap, Mr. Blumberg would have received the acquisition payment for any acquisition that closed within 90 days of his termination. If his employment were terminated by us without cause or by him for good reason, he would have received, in addition to the foregoing, an amount equal to his base salary for the remaining 2009 agreement term plus any earned but unpaid annual bonus for a prior year or other completed period (the prior year bonus) and any unvested portion of his stock award would have vested. In addition, subject to the acquisition cap, he would have received the acquisition payment for any acquisition that closed within 90 days of such termination. If his employment is terminated by us without cause or by him for good reason within 12 months of a “change in control” (as defined in the 2009 employment agreement), in addition to the foregoing payments he would have received had he been terminated without a change of control, he would also have received an amount equal to equal to $100 less than three (3) times the greater of (i) $400,000 or (ii) the average of the annual cash compensation received by him on or after January 1, 2009 in his capacity as an employee of the Company during the “base period” (as defined in Section 280G of the Internal Revenue Code) subject to an “excess parachute” payment limitation (as defined in Section 280G). Annual cash compensation includes base salary plus any acquisition payments and acquisition bonus payments paid to him. If Mr. Blumberg’s employment had terminated as a result of his disability or death, he or his estate would have been entitled to any earned and unpaid base salary, any prior year bonus, any unvested portion of his stock award (which would have vested) and, subject to the acquisition cap, the acquisition payment for any acquisition that closes within 90 days of the date of death or disability.

On March 5, 2012, we entered into a new employment agreement with Mr. David Blumberg, effective as of January 1, 2012 (referred to as the 2012 employment agreement), that provided for the employment of Mr. Blumberg as our Head of Strategic Development for a slightly greater than one-year term. The 2012 employment agreement replaced the 2009 employment agreement and provided for the continued employment of Mr. Blumberg until January 31, 2013.

Under the 2012 employment agreement, Mr. Blumberg was entitled to an annual base salary of not less than $400,000 and he was eligible to receive cash bonuses based on the achievement of certain designated performance goals related to acquisitions. In addition, Mr. Blumberg was granted an award of 37,800 performance-based restricted shares of the

Company’s common stock, subject to vesting upon the closing of eligible acquisitions (as defined in the 2012 employment agreement) during the term of the 2012 employment agreement. The 2012 employment agreement provided for no other share-based awards. The other terms and conditions of the new employment agreement are materially consistent with the 2009 employment agreement. For a discussion of performance goals and what Mr. Blumberg received for 2012, see “Compensation Discussion and Analysis—Mr. Blumberg’s Performance Based Restricted Stock Awards and —Cash Bonus Compensation.”

In February 2013, we entered into an amendment to the 2012 employment agreement, effective as of February 1, 2013 (referred to as the 2013 amendment), that provides for the employment of Mr. Blumberg as our Head of Strategic Development through January 31, 2016. Pursuant to the 2013 amendment, Mr. Blumberg is entitled to an annual base salary that is not less than $550,000. In addition, Mr. Blumberg was granted an award of 50,000 time-vested restricted stock units which vest in three equal annual installments on December 31, 2013, 2014 and 2015, subject to Mr. Blumberg’s continued employment on the applicable vesting date. Mr. Blumberg also received 200,000 performance-based restricted shares of the Company’s common stock, subject to vesting upon the closing of eligible acquisitions during the term of the 2013 amendment and the attainment of specified levels of EBITDA, adjusted earnings per share (diluted) and free cash flow. For a description of these performance goals, see “Compensation Discussion and Analysis—Mr. Blumberg’s Performance Based Restricted Stock Awards” and —“Cash Bonus Compensation.” Both the RSUs and PSUs granted to Mr. Blumberg are subject to forfeiture upon the termination of the executive’s employment under certain circumstances. Upon a change in control, all of Mr. Blumberg’s unvested PSUs and RSUs shall vest. Upon termination for death or disability, all of Mr. Blumberg’s unvested PSUs and RSUs shall vest. Upon termination by the Company for cause or the executive without good reason, Mr. Blumberg’s unvested RSUs and PSUs shall be forfeited. Upon termination by the Company without cause or by the executive with good reason, that portion of Mr. Blumberg’s PSUs subject to vesting in the year of termination based on performance goals achieved as of the termination, and all of Mr. Blumberg’s unvested RSUs, shall vest. Additionally, pursuant to the 2013 amendment, Mr. Blumberg is no longer entitled to cash bonuses upon closing of acquisitions, with certain exceptions, including with respect to any acquisition of a target acquisition company (as defined in the 2013 amendment) if such acquisitions close after entering into the 2013 amendment, and prior to July 31, 2013. The cash bonus related to these acquisitions shall not exceed $750,000. All Acquisitions are approved by our Board of Directors. We believe this mitigates any risk related to Mr. Blumberg’s compensation upon completion of acquisitions.

Yehuda Shmidman

On November 17, 2009 we entered into a new employment agreement with Yehuda Shmidman, herein referred to as the Shmidman employment agreement. The Shmidman employment agreement provides for the employment of Mr. Shmidman as our executive vice president of operations for a term of three years. In July 2010, Mr. Shmidman was promoted to chief operating officer.

Under the Shmidman employment agreement, Mr. Shmidman was entitled to an annual base salary of not less than $350,000, $375,000 and $400,000, during the first, second and third years of the term of his employment agreement. In addition, under the employment agreement Mr. Shmidman received a bonus of $300,000 in 2012 and $150,000 in 2009 and commencing in 2010 he became eligible to participate in our executive bonus program and was eligible to receive bonuses of up to 100% of his base salary or such maximum amount available under any executive bonus program generally applicable to our senior executives.

Pursuant to the terms of the Shmidman employment agreement, in 2009, Mr. Shmidman received an award of 74,788 shares of our common stock. The shares vest in three equal annual installments with the first installment vesting on November 16, 2010, subject to acceleration under certain circumstances set forth in the Shmidman employment agreement. In 2012, Mr. Shmidman received a discretionary cash bonus of $300,000 pursuant to his employment agreement. Mr. Shmidman was also entitled to various benefits, including benefits available to our other senior executives and certain automobile, life insurance and medical benefits.

On October 26, 2012 Mr. Shmidman’s employment with the Company ceased.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information with respect to outstanding equity-based awards at December 31, 2012 for our named executive officers. Yehuda Shmidman ceased being an employee in October 2012, and therefore is not included in the chart.

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options Exerciseable	Number of Securities Underlying Unexercised Options Unexerciseable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Vesting Date of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Name	(#)	(#)	(#)	($)		(#)		($)	(#)		($)
Neil Cole(1)	800,000	—	—	4.62	3/29/2015	68,306	12/31/2013	$1,524,590	65,119	(2)	$1,453,456
	200,000	—	—	10.00	12/28/2015	68,306	12/31/2014	1,524,590	341,530		7,622,950
	—	—	—	—	—	68,306	12/31/2015	1,524,590	341,530		7,622,950
	—	—	—	—	—	—	—	—	341,530		7,622,950

Warren Clamen						2,290	4/7/2013	51,113	6,403		$142,915
						19,216	12/31/2013	428,901	19,216		428,901
						19,216	12/31/2014	428,901	19,216		428,901
						6,703	10/17/2013	149,611	—		—
						6,702	10/17/2014	149,589	—		—

Andrew Tarshis						3,435	4/7/2013	76,669	6,403		$142,915
						19,216	12/31/2013	428,901	19,216		428,901
						19,216	12/31/2014	428,901	19,216		428,901
						19,216	12/31/2015	428,901	19,216		428,901
						6,703	10/17/2013	149,611	—		—
						6,702	10/17/2014	149,589	—		—

David Blumberg	30,000	—	—	$20.18	3/9/2017	—	—	—	—		—
	55,000	—	—	20.40	3/30/2017	—	—	—	—		—
	55,000	—	—	23.66	10/3/2017	—	—	—	—		—
	30,000	—	—	20.02	12/17/2017	—	—	—	—		—
	20,000	—	—	6.65	10/2/2018	—	—	—	—		—
	15,000	—	—	17.16	9/22/2019	—	—	—	—		—
	15,000	—	—	11.66	10/30/2019	—	—	—	—		—
	15,000	—	—	16.33	6/3/2020	—	—	—	—		—
	15,000	—	—	22.51	4/26/2016	—	—	—	—		—
	15,000	—	—	18.36	10/26/2016	—	—	—	—		—

(1)	Mr. Cole was granted 1,181,684 2008 RSUs, and 571,150 2008 PSUs, on February 19, 2008 pursuant to his employment agreement with us. On December 24, 2008, Mr. Cole agreed, in an amendment to his employment agreement, to defer the issuance of 1,181,684 shares of common stock underlying the 2008 RSUs until the earlier of (i) the date Mr. Cole is no longer employed by either (a) us or (b) any corporation or other entity owning, directly or indirectly, 50% or more of our outstanding common stock, or in which we or any such corporation or other entity owns, directly or indirectly, 50% or more of the outstanding capital stock (determined by aggregate voting rights) or other voting interests or (ii) a change in control (as defined in the employment agreement). In consideration of Mr. Cole’s agreement to delay the distribution to him of such shares of our common stock to which he will be entitled to receive under the 2008 RSUs as noted above, the agreement also provided for the award to Mr. Cole of an annual cash bonus to be granted under our executive incentive bonus plan, in the amount equal to $500,000 for each of the four completed calendar years commencing with the calendar year from January 1, 2009 through December 31, 2009, and ending with the calendar year from January 1, 2012 through December 31, 2012 if either one of two performance measures specified in the agreement have been satisfied. For a discussion of the performance measures, see our “Compensation Discussion and Analysis.” The 1,181,684 2008 RSUs vested in five substantially equal installments on each December 31st, beginning on December 31, 2008, ending on December 31, 2012. The delivery of the shares underlying such RSUs has been deferred as described above. Mr. Cole was granted 204,918 2011 RSUs and 1,219,945 2011 PSUs on June 17, 2011 pursuant to the June 2011 amendment to his employment agreement with us.

(2)	As noted above, Mr. Cole was granted 1,181,684 2008 RSUs and 571,150 2008 PSUs on February 19, 2008 pursuant to his 2008 employment agreement with us. At that time he was also entitled to receive an additional 216,639 2008 PSUs under his 2008 employment agreement. On May 21, 2008, Mr. Cole entered into an agreement with us that provided for the rescission of 256,034 of the previously granted 571,150 2008 PSUs, which rescinded PSUs were then added to 216,639 additional 2008 PSUs he was entitled to under his employment agreement (a total of 472,673 2008 PSUs). These 472,673 2008 PSUs were granted to Mr. Cole in 2009. As noted above, Mr. Cole was granted 204,918 2011 RSUs and 1,219,945 2011 PSUs on June 17, 2011 pursuant to an amendment to his employment agreement with us. In 2013, the Compensation Committee determined that none of the 2008 PSUs were earned and such 2008 PSUs were forfeited. In 2012, the Compensation Committee determined that the $227.8 million EBITDA target was achieved, and, therefore, Mr. Cole earned 78,779 of the 157,558 2008 PSUs that he was eligible to earn for the year ended December 31, 2011. In February 2011, the Compensation Committee determined that the $194.0 million EBITDA target was achieved, and, therefore, Mr. Cole earned 118,169 of the 157,558 2008 PSUs that he was eligible to earn for the year ended December 31, 2010. In February 2010, the Compensation Committee determined that the $160 million EBITDA target was achieved, and, therefore, Mr. Cole earned 39,390 of 157,558 2008 PSU’s that he was eligible to receive for the year ended December 31, 2009. The other performance goals for the 2008 PSUs involving market capitalization and share price were not achieved with respect to the years ended December 31, 2012, 2011 and 2010.

Grant dates and vesting dates for all outstanding equity awards at December 31, 2012 are as follows:

Name	Number of Securities Underlying Unvested Restricted Stock (#)	Number of Securities Underlying Unexercised Options Exercisable (#)	Grant Date	Vesting Date
Neil Cole	—	800,000	3/29/2005	3/29/2005
	—	200,000	12/28/2005	12/28/2005
	65,119	—	6/17/2011	12/31/2012
	68,306	—	6/17/2011	12/31/2013
	341,530	—	6/17/2011	12/31/2013
	68,306	—	6/17/2011	12/31/2014
	341,530	—	6/17/2011	12/31/2014
	68,306	—	6/17/2011	12/31/2015
	341,530	—	6/17/2011	12/31/2015

Warren Clamen	2,290	—	4/7/2011	4/7/2013
	6,403	—	10/7/2011	12/31/2012
	19,216	—	10/7/2011	12/31/2013
	19,216	—	10/7/2011	12/31/2013
	19,216	—	10/7/2011	12/31/2014
	19,216	—	10/7/2011	12/31/2014
	6,703		10/17/2012	10/17/2013
	6,702		10/17/2012	10/17/2014

Andrew Tarshis	3,435	—	4/7/2011	4/7/2013
	6,403	—	10/7/2011	12/31/2012
	19,216	—	10/7/2011	12/31/2013
	19,216	—	10/7/2011	12/31/2013
	19,216	—	10/7/2011	12/31/2014
	19,216	—	10/7/2011	12/31/2014
	19,216	—	10/7/2011	12/31/2015
	19,216	—	10/7/2011	12/31/2015
	6,703		10/17/2012	10/17/2013
	6,702		10/17/2012	10/17/2014

David Blumberg	—	30,000	3/9/2007	3/9/2007
	—	55,000	3/30/2007	3/30/2007
	—	55,000	10/3/2007	10/3/2007
	—	30,000	12/17/2007	12/17/2007
	—	20,000	10/2/2008	10/2/2008
	—	15,000	9/22/2009	9/22/2009
	—	15,000	10/30/2009	10/30/2009
	—	15,000	6/3/2010	6/3/2010
	—	15,000	4/26/2011	4/26/2011
	—	15,000	10/26/2011	10/26/2011

OPTION EXERCISES AND STOCK VESTED

The following table sets forth certain information regarding exercise of options and vesting of restricted stock held by our named executive officers during the year ended December 31, 2012.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (1) (#)	Value Realized on Exercise(2) ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Neil Cole(3)	149,549	$2,161,039	236,337	$5,275,042
	102,309	1,481,615	65,118	1,453,433
	15,000	159,750	—	—

Warren Clamen(4)	—	$—	2,291	$38,076
	—	—	19,216	428,901
	—	—	6,410	143,071

Andrew Tarshis(5)	—	$—	3,436	$57,106
	—	—	19,216	428,901
	—	—	6,410	143,071

David Blumberg	—	—	10,000	$201,600

Yehuda Shmidman(6)	—	$—	4,581	$76,136
	—	—	5,931	106,224

(1)	The number of shares reflects the gross amount issued upon the exercise of the options and does not give effect to the withholding of a portion of the shares by us to satisfy certain withholding tax liability of the person exercising the options.
(2)	Included in this column is the aggregate dollar amount realized by the named executive officer upon exercise of the options.
(3)	Includes 236,337 shares of common stock underlying 2008 RSUs that vested on December 31, 2012 and 65,118 shares of common stock underlying 2011 PSUs that were deemed earned by the compensation committee for the year ended December 31, 2012 as more fully discussed in footnote 2 to the table of Outstanding Equity Awards at Fiscal Year-End and “Compensation Discussion and Analysis—2011 PSUs”. The delivery of the 236,337 shares of common stock underlying the 2008 RSUs was deferred, as more fully discussed in footnote 1 to the table of Outstanding Equity Awards at Fiscal Year-End.
(4)	Includes 19,216 shares of common stock underlying the 2011 RSUs that vested on December 31, 2012 and 6,410 shares of common stock underlying the 2011 PSUs that were deemed earned by the compensation committee for the year ended December 31, 2012 as more fully discussed in “Compensation Discussion and Analysis—2011 PSUs.” Also includes discretionary grant of 2,291 shares of restricted stock.
(5)	Includes 19,216 shares of common stock underlying the 2011 RSUs that vested on December 31, 2012 and 6,410 shares of common stock underlying the 2011 PSUs that were deemed earned by the compensation committee for the year ended December 31, 2012 as more fully discussed in “Compensation Discussion and Analysis—2011 PSUs.” Also includes discretionary grant of 3,436 shares of restricted stock.
(6)	Mr. Shmidman ceased being an officer of the Company in October 2012.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

As noted under “—Narrative to Summary Compensation Table-and Plan-Based Awards Table—Employment Agreements”, we have entered into employment agreements with each of our named executive officers. These agreements provide for certain payments and other benefits if a named executive officer’s employment with us is terminated under circumstances specified in his or her respective agreement, including a “change in control” of the Company. A named executive officer’s rights upon the termination of his or her employment will depend upon the circumstances of the termination.

The receipt of the payments and benefits to the named executive officers under their employment agreements are generally conditioned upon their complying with customary non-solicitation, non-competition, confidentiality, non-interference or non-disparagement provisions. By the terms of such agreements, the executives acknowledge that a breach of some or all of the covenants described herein will entitle us to injunctive relief restraining the commission or continuance of any such breach, in addition to any other available remedies.

Except as provided in the footnotes below, the following table provides the term of such covenants following the termination of employment as it relates to each named executive officer:

Covenant	Neil Cole	Warren Clamen	Andrew Tarshis	David Blumberg	Yehuda Shmidman(4)
Confidentiality	Infinite duration	Infinite duration	Infinite duration	Infinite duration	Infinite duration
Non-solicitation	Two years(1)	None	None	Two years(1)	(3)
Non-competition	One year(1)	None	None	Two years(1)	(3)
Non-interference	(2)	None	None	Two years(1)	(3)
Non-disparagement	Five years(1)	None	None	None	None

(1)	Covenant runs from the date the executive’s employment agreement is terminated.
(2)	Mr. Cole’s employment agreement with us provides that during the term and a period of (i) two years thereafter, Mr. Cole cannot solicit our employees, (ii) one year thereafter, Mr. Cole cannot solicit our customers and (iii) one year thereafter, Mr. Cole may not interfere in any manner with our relationship with our vendors.
(3)	Covenant term ended on November 16, 2012.
(4)	Mr. Shmidman ceased being an officer of the Company in October 2012.

Termination Payments (without a change in control)

The table below includes a description and the amount of estimated payments and benefits that would be provided by us (or our successor) to each of the named executive officers under each employment agreement, assuming that a termination circumstance occurred as of December 31, 2012 and a “change in control” had not occurred:

		Estimated Amount of Termination Payment to:
Type of Payment	Termination Event	Neil Cole(1)		Warren Clamen(1)		Andrew Tarshis(1)		Yehuda Shmidman		David Blumberg
Payment of earned but unpaid salary, unreimbursed expense, and accrued but unused vacation time(2)	Termination for Cause or by executive without Good Reason	none		none		none		none		none

Earned but unpaid bonuses(2)	Termination without Cause or by executive for Good Reason, death or disability	none		none		none		none		none

Lump Sum Severance Payment	Termination without Cause or by executive for Good Reason	$3,000,000	(3)	$925,000	(4)	$1,950,000	(4)	$—	(4)	$33,333	(4)

Pro rata portion of current year bonuses	Death, Disability termination without Cause, or termination by executive for Good Reason	$1,625,000	(6)	none	(5)	none	(5)	none	(5)	none	(6)

Continued coverage under medical, dental, hospitalization and life insurance plans	Disability, termination without Cause, or termination by executive for Good Reason	$53,628		$1,502		$52,764		$—		$52,620

1	See employment agreement descriptions beginning on page 16 for information regarding acceleration of vesting and forfeiture of PSUs and RSUs.
2	At December 31, 2012, each named executive officer is assumed to have received all such payments.
3	Payable one half in monthly installments, and half on December 31, 2013.
4	These amounts are payable in lump sum within 30 days of termination. Assumes that all earned bonuses have been paid.
5	All such bonuses are discretionary.
6	All such bonuses are performance based.

Payments Upon Termination Following a Change of Control

In lieu of the lump sum severance payment upon termination without a change of control, Mr. Cole is entitled upon termination following a change in control to a lump sum payment equal to three times his base salary as then in effect plus any annual bonus earned but unpaid for a prior fiscal year and, if such termination occurs following the Company’s first fiscal quarter, a pro-rata portion of the annual bonus Mr. Cole would have earned for the fiscal year in which the termination occurs based on actual results for such year. Such payment is due within 60 days of the date of such termination. Mr. Cole would also be eligible in such circumstances for the continuation of certain medical benefits.

In addition to the payments made upon termination by the Company without cause or termination by the executive for good reason, the employment agreements with Messrs. Tarshis and Clamen provide that, if, within twelve months of a “change in control,” their employment is terminated by us without “cause” or they terminate their employment with us for “good reason,” as all such terms are defined in each employment agreement, we are obligated to make a lump-sum severance payment to each such named executive officer equal to $100 less than three times the named executive officer’s “annualized includable compensation for the base period” (as defined in Section 280G of the Internal Revenue Code). Under the same circumstances, the employment agreement with Mr. Blumberg obligates us to make a lump-sum severance payment to Mr. Blumberg equal to $100 less than three times the greater of (i) $400,000 or (ii) the average of the annual cash compensation received by Mr. Blumberg on or after the effective date of his employment agreement in his capacity as an employee of the Company during the “base period” (also as defined in Section 280G of the Internal Revenue Code).

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

The following table quantifies the estimated maximum amount of payments and benefits under our employment agreements and agreements relating to awards granted under our equity incentive and stock option plans to which the named executive officers would have been entitled upon termination of employment if we had terminated their employment without cause within twelve (12) months following a “change in control” of our Company that (by assumption) occurred on December 31, 2012 and prior to the expiration of any employment agreements.

Name	Cash Severance Payment ($)		Continuation of Medical/ Welfare Benefits (Present Value) ($)	Present Value of Accelerated Vesting of Equity Awards ($)(1)		Present Value of Accelerated Payment of Bonus ($)		Total Termination Benefits ($)
Neil Cole	4,500,000	(2)	53,628	23,992,973	(6)	1,657,500	(7)	29,204,101
Warren Clamen	2,385,237	(3)	1,502	1,315,126		0		3,701,865
Andrew Tarshis	1,045,312	(4)	52,764	1,902,144		0		3,000,220
David Blumberg	1,233,333	(5)	52,620	622,728		0		1,908,681
Yehuda Shmidman	—		—	—		—		—

(1)	This amount represents: (a) with respect to all PSUs, or RSUs granted during the 2012 calendar year, the unrealized value of the unvested portion of the respective named executive officer’s PSUs and/or such RSUs based upon the closing price of our common stock on December 31, 2012, and (b) with respect to all other RSUs, the present value of the accelerated vesting of such RSUs. See the descriptions of the employment agreements beginning on page 16 regarding accelerated vesting of and forfeiture of PSUs and RSUs. For 280G purposes, we have assumed that the accelerated vesting of RSUs on a change in control is a “change in control payment”.
(2)	Payable within 60 days of termination.
(3)	$475,000 is payable within 30 days of termination. The difference is due within 15 days of termination.
(4)	Payable within 30 days of termination.
(5)	$33,333 is payable within 30 days of termination. The difference is due within 15 days of termination.
(6)	Assumes no “catch-up” vesting of any PSUs.
(7)	Represents 2012 bonus payable plus the present value of the accelerated payment date of such bonus due to a change in control.

DIRECTOR COMPENSATION

The compensation committee determined that for each full year of service as a director of our company during 2012, each non-employee member of the Board would receive a cash payment of $50,000, payable 50% on or about each January 1 and 50% on or about each July 1, and a number of restricted shares of common stock with a fair market value of $100,000 on January 1, vesting 100% on July 1 of each year. In addition, the compensation committee determined that the audit committee chair would receive an annual stipend of $15,000, and the chairs of the compensation committee and nominating and governance committee would receive an annual stipend of $10,000, each payable each July 1.

The following table sets forth compensation information for 2012 for each person who served as a member of our Board of Directors at any time during 2012 who is not also an executive officer. An executive officer who serves on our Board does not receive additional compensation for serving on the Board. See Summary Compensation Table and Grants of Plan-Based Awards Table for disclosures related to our Chairman of the Board, President and Chief Executive Officer, Neil Cole.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Barry Emanuel	$50,000	$100,000	—	—	—	—	$150,000
Drew Cohen	60,000	100,000	—	—	—	—	160,000
F. Peter Cuneo	65,000	100,000	—	—	—	—	165,000
Mark Friedman	60,000	100,000	—	—	—	—	160,000
James A. Marcum	50,000	100,000	—	—	—	—	150,000
Laurence N. Charney	50,000	100,000	—	—	—	—	150,000

(1)	Represents the aggregate grant date fair value. See Note 6 to Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for a discussion for the relevant assumptions used in calculating grant date fair value. At December 31, 2012 our non-employee directors owned the following unexercised options—Drew Cohen 50,000; Barry Emanuel—141,073.

Director Compensation for 2013. For 2013, each non-employee member of the Board will receive annual cash payments of $70,000, 50% of which was paid in January and February 2013 and 50% of which will be paid on or about July 1, and each received an award on January 1, 2013 of a certain number of restricted shares of our common stock with a fair market value of $100,000 on January 1, 2013, all of which vests on July 1, 2013. In addition, the audit committee chair will receive an annual stipend of $25,000, and the chairs of the compensation committee and nominating and governance committee will receive an annual stipend of $20,000, and $15,000, respectively, each payable each July 1.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table presents information regarding beneficial ownership of our common stock as April 15, 2013 by each of our directors and our named executive officers, all of our executive officers and directors, as a group, and each person known by us to beneficially hold more than five percent of our common stock, based on information obtained from such persons.

Unless indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all securities beneficially owned, subject to community property laws where applicable. The shares “beneficially owned” by a person are determined in accordance with the definition of “beneficial ownership” set forth in the regulations of the SEC and, accordingly, shares of our common stock underlying options, warrants, restricted stock units and other convertible securities that are exercisable or convertible within 60 days of April 15, 2013 and shares of our common stock underlying restricted stock awards that vest within 60 days of April 15, 2013 are deemed to be beneficially owned by the person holding such securities and to be outstanding for purposes of determining such holder’s percentage ownership. The same securities may be beneficially owned by more than one person. Percentage ownership is based on 58,022,203 shares of our common stock outstanding as of April 22, 2013. The address for each beneficial owner, unless otherwise noted, is c/o Iconix Brand Group, Inc. at 1450 Broadway, New York, New York 10018.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned		Percentage of Company’s Outstanding Common Stock Beneficially Owned
Neil Cole	2,659,092	(1)	4.5%
Warren Clamen	57,197	(2)	*
Andrew Tarshis	46,770	(3)	*
David Blumberg	292,482	(4)	*
Barry Emanuel	99,911	(5)	*
Drew Cohen	75,115	(6)	*
F. Peter Cuneo	130,891		*
Mark Friedman	45,255		*
James A. Marcum	37,435		*
Laurence N. Charney	9,152		*

Blackrock, Inc. 40 East 42nd Street New York, NY 10022	5,387,759	(7)	9.3%

The Vanguard Group 100 Vanguard Boulevard Malvern, PA 19355	3,943,271	(8)	6.8%

Dimensional Fund 6300 Bee Cave Road Palisades West, Building One Austin, TX 78746	5,093,607	(9)	8.8%

Michael W. Cook Asset Management, Inc. d/b/a SouthernSun Asset Management 6070 Poplar Avenue, Suite 300 Memphis, TN 38119	4,286,354	(10)	7.4%

All directors and executive officers as a group (10 persons)	3,453,300	(11)	5.8%

*	Less than 1%
(1)	Includes (i) 1,000,000 shares of common stock issuable upon exercise of options, (ii) 1,181,614 shares of common stock underlying 2008 RSUs that have vested but the delivery of which Mr. Cole has agreed to defer and (iii) 20,000 shares of common stock owned by Mr. Cole’s children. Does not include (i) shares held in Mr. Cole’s account under the Company’s 401(k) savings plan, (ii) 204,918 shares of common stock underlying 2011 RSUs that have not yet vested and (iii) 1,154,827 2011 PSUs that have not yet vested.
(2)	Does not include (i) 38,432 2011 RSUs that have not yet vested and 51,238 2011 PSUs that have not yet vested.
(3)	Does not include (i) 57,648 2011 RSUs that have not yet vested and 70,454 2011 PSUs that have not yet vested.

(4)	Includes (i) 75,000 shares of common stock issuable upon exercise of options owned by Mr. Blumberg and (ii) 190,000 shares of common stock issuable upon exercise of options owned by Blumberg Associates, LLC.
(5)	Includes 70,250 shares of common stock issuable upon exercise of options.
(6)	Includes 50,000 shares of common stock issuable upon exercise of options.
(7)	Based on a Schedule 13G/A filed on February 8, 2013, BlackRock, Inc. is deemed to have beneficial ownership of these shares. Various persons have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, such shares. The BlackRock, Inc., subsidiaries which acquired these shares are BlackRock Japan Co. Ltd.; BlackRock Institutional Trust Company, N.A.; BlackRock Fund Advisors; BlackRock Asset Management Canada Limited; BlackRock Asset Management Australia Limited; BlackRock Advisors, LLC; BlackRock Asset Management Ireland Limited; BlackRock International Limited; BlackRock Investment Management, LLC; BlackRock Advisors (UK) Limited and BlackRock Investment Management (UK) Limited. BlackRock, Inc. has sole voting and dispositive power in respect of these shares.
(8)	Based on a Schedule 13G/A filed on February 11, 2013, The Vanguard Group, Inc. (the “Vanguard Group”) is deemed to have beneficial ownership of these shares, of which (i) 104,536 shares are owned beneficially by Vanguard Fiduciary Trust Company, a wholly owned subsidiary of the Vanguard Group, as a result of its serving as investment manager of collective trust accounts and (ii) 3,800 shares are owned beneficially by Vanguard Investments Australia, Ltd, a wholly owned subsidiary of The Vanguard Group, Inc., as a result of its serving as an investment manager of Australian investment offerings. The Vanguard Group has the sole power to vote or direct the vote of 108,336 shares of common stock, sole power to dispose of or to direct the disposition of 3,838,735 shares and shared power to dispose or to direct the disposition of 104,536 shares.
(9)	Based on a Schedule 13G/A filed on February 11, 2013, Dimensional Fund Advisors LP, an investment adviser registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts (such investment companies, trusts and accounts, collectively referred to as the “Funds”). In certain cases, subsidiaries of Dimensional Fund Advisors LP may act as an adviser or sub-adviser to certain Funds. In its role as investment advisor, sub-adviser and/or manager, neither Dimensional Fund Advisors LP or its subsidiaries (collectively, “Dimensional”) possess voting and/or investment power over the Company’s shares of common stock that are owned by the Funds, and may be deemed to be the beneficial owner of the shares of the Company held by the Funds. However, all securities reported in the referenced Schedule 13G/A are owned by the Funds and the Funds have the right to receive or the power to direct the receipt of dividends from or the proceeds from the sale of the shares of common stock held in their respective accounts. Dimensional disclaims beneficial ownership of such securities.
(10)	Based on a Schedule 13G filed on February 13, 2013, Michael W. Cook Asset Management, Inc. d/b/a SouthernSun Asset Management, LLC, is deemed to beneficially own these shares.
(11)	Includes (i) 1,385,250 shares of common stock issuable upon exercise of options and (ii) 2,068,050 shares underlying restricted stock and restricted stock unit awards.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2012.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:	1,333,650	$7.26	3,832,063
Equity compensation plans not approved by security holders(1) :	300,500	$8.67	—

Total	1,634,150	$7.52	3,832,063

(1)	Represents the aggregate number of shares of common stock issuable upon exercise of 300,500 options issued under the terms of our 2001 Stock Option Plan. These options expire at various dates through December 28, 2015, contain anti-dilution provisions providing for adjustments of the exercise price under certain circumstances and have termination provisions similar to options granted under stockholder approved plans. See Note 6 of Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for a description of our stock option and stock incentive plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Pursuant to its charter, our audit committee must review and approve, where appropriate, all related party transactions.

The Candie’s Foundation

The Candie’s Foundation, a charitable foundation founded by Neil Cole, our chairman, chief executive officer and president, for the purpose of raising national awareness about the consequences of teenage pregnancy, owed us $0.6 million and $0.7 million at December 31, 2012 and December 31, 2011, respectively. The Candie’s Foundation intends to pay off the entire borrowing from us during 2013, although additional advances will be made as and when necessary.

Travel

We recorded expenses of approximately $155,000, $114,000 and $116,000 for fiscal years 2012, 2011 and 2010, respectively, for the hire and use of aircraft solely for business purposes owned by a company in which Neil Cole, our chairman, chief executive officer and president, is the sole owner. We believe that all transactions were made on terms and conditions no less favorable than those available in the marketplace from unrelated parties.

Board Independence

Our Board has determined that Messrs. Cohen, Cuneo, Emanuel, Friedman, Marcum and Charney are each an “independent director” under the applicable Listing Rules of NASDAQ.

Item 14. Principal Accounting Fees and Services.

Audit Fees. The aggregate fees billed by BDO USA, LLP for professional services rendered for the audit of the Company’s annual financial statements for 2012 and 2011, internal controls over financial reporting and the reviews of the financial statements included in the Company’s Forms 10-Q, comfort letters and consents related to SEC registration statements and other capital raising activities for 2012 and 2011 totaled approximately $826,500 and $785,000, respectively.

Audit-Related Fees. There were approximately $90,000 and $78,000 aggregate fees billed by BDO USA, LLP for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for 2012 and 2011, respectively, and that are not disclosed in the paragraph captioned “Audit Fees” above. The majority of the audit-related fees in 2012 and 2011 were related to acquisitions.

Tax Fees. The aggregate fees billed by BDO USA, LLP for professional services rendered for tax compliance, for 2012 and 2011, were approximately $55,000 and $50,000, respectively. There were no fees billed by BDO USA, LLP for professional services rendered for tax advice and tax planning for 2012 and 2011.

All Other Fees. There were no fees billed by BDO USA, LLP, for products and services other than the services described in the paragraphs captioned “Audit Fees”, “Audit-Related Fees”, and “Tax Fees” above for 2012 and 2011.

The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit services provided by BDO USA, LLP in 2012. Consistent with the Audit Committee’s responsibility for engaging the Company’s independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee. The full Audit Committee approves proposed services and fee estimates for these services. The Audit Committee chairperson or their designee has been designated by the Audit Committee to approve any services arising during the year that were not pre-approved by the Audit Committee. Services approved by the Audit Committee chairperson are communicated to the full Audit Committee at its next regular meeting and the Audit Committee reviews services and fees for the fiscal year at each such meeting. Pursuant to these procedures, the Audit Committee approved all the foregoing audit services and permissible non-audit services provided by BDO USA, LLP.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Documents included as part of this Annual Report

1. The following consolidated financial statements are included in this Annual Report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets—December 31, 2012 and 2011

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

ICONIX BRAND GROUP, INC.

Date: April 30, 2013	By:	/s/ Neil Cole
Neil Cole
President and Chief Executive Officer

/s/ Warren Clamen
Warren Clamen
Executive Vice President and Chief Financial Officer

Index to Exhibits

Exhibit Numbers	Description

2.1	Asset Purchase dated October 29, 2004 by and among B.E.M. Enterprise, Ltd., Escada (USA) Inc., the Company and Badgley Mischka Licensing LLC(1)

2.2	Asset Purchase Agreement dated July 22, 2005 by and among the Company, Joe Boxer Company, LLC, Joe Boxer Licensing, LLC, JBC Canada Holdings, LLC, Joe Boxer Canada, LP, and William Sweedler, David Sweedler, Alan Rummelsburg, Joseph Sweedler and Arnold Suresky(2)

2.3	Asset Purchase Agreement dated September 16, 2005 by and among the Company, Rampage Licensing, LLC, Rampage.com, LLC, Rampage Clothing Company, Larry Hansel, Bridgette Hansel Andrews, Michelle Hansel, Paul Buxbaum and David Ellis(3)

2.4	Merger Agreement dated as of March 31, 2006 by and among the Company, Moss Acquisition Corp., Mossimo, Inc., and Mossimo Giannulli(4)

2.5	Asset Purchase Agreement dated as of March 31, 2006, between the Company and Mudd (USA) LLC(5)

2.6	Amendment dated April 11, 2006 to Asset Purchase Agreement dated as of March 31, 2006 between the Company and Mudd (USA), LLC.(6)

2.7	Asset Purchase Agreement, dated as of August 21, 2006, between the Company and London Fog Group, Inc.(7)

2.8	Asset Purchase Agreement, dated as of October 31, 2006, between the Company, The Warnaco Group, Inc., and Ocean Pacific Apparel Corp. (including the forms of the Note and the Registration Rights Agreement)(27)+

2.9	Assets Purchase Agreement dated as of February 21, 2007 by and among the Company, Danskin, Inc. and Danskin Now, Inc.(28)+**

2.10	Asset Purchase Agreement dated March 6, 2007 by and among the Company, Rocawear Licensing LLC, Arnold Bize, Shawn Carter and Naum Chernyavsky(29)+

2.11	Purchase and Sale Agreement, dated September 6, 2007, by and among the Company, Official Pillowtex LLC and the Sellers of interests in Official Pillowtex, LLC (“the Sellers”)(32)+

2.12	Asset Purchase Agreement dated November 15, 2007 by and among the Company, Exeter Brands Group LLC and NIKE, Inc.(34)+

2.13	Asset Purchase Agreement by and among NexCen Brands, Inc., NexCen Fixed Asset Company, LLC, NexCen Brand Management, Inc., WV IP Holdings, LLC and the Company dated September 29, 2008(39)+

2.14	Contribution and Sale Agreement dated October 26, 2009 by and among the Company, IP Holder LLC, now known as IP Holdings Unltd LLC, Seth Gerszberg, Suchman LLC, Yakira, L.L.C., Ecko.Complex, LLC, Zoo York LLC and Zoo York THC LLC.+(46)

2.15	Membership Interest Purchase Agreement dated as of March 9, 2010 by and between the Company and Purim LLC(50)+

2.16	Purchase Agreement dated as of April 26, 2010 by and among the Company, United Features Syndicate, Inc. and The E.W. Scripps Company(51)+

2.17	Asset Purchase Agreement dated April 26, 2011 by and among Hardy Way LLC, Nervous Tattoo, Inc. and Audigier Brand Management Group, LLC(53)+

2.18	Asset Purchase Agreement dated October 26, 2011 by and between the Company and Sharper Image Acquisition LLC(58) +

2.19	Asset Purchase Agreement dated October 24, 2012 by and among Iconix Brand Group, Inc., Umbro IP Holdings LLC, Iconix Luxembourg Holdings SÀRL, Umbro International Limited, Nike Global Services Pte. Ltd. and NIKE, Inc(60)+

3.1	Certificate of Incorporation, as amended(8)

3.2	Restated and Amended By-Laws(62)

4.1	Rights Agreement dated January 26, 2000 between the Company and Continental Stock Transfer and Trust Company(10)

4.2	Fifth Amended and Restated Indenture dated of August 28, 2006 by and between IP Holdings LLC, as issuer, and Wilmington Trust Company as Trustee(7)

4.3	Indenture, dated June 20, 2007 between the Company and The Bank of New York(31)

4.4	Registration Rights Agreement, dated June 20, 2007, by and among the Company, Merrill Lynch, Pierce, Fenner & Smith, Incorporated and Lehman Brothers Inc.(31)

4.5	Indenture, dated May 23, 2011, between the Company and The Bank of New York Mellon Trust, N.A.(54)

4.6	Global Note(54)

4.7	Base Indenture dated November 29, 2012(63)

4.8	Supplemental Indenture dated November 29, 2012(63)

10.1	1997 Stock Option Plan of the Company(12)*

10.2	2000 Stock Option Plan of the Company(13)*

10.3	2001 Stock Option Plan of the Company(14)*

10.4	2002 Stock Option Plan of the Company(15)*

10.5	Non-Employee Director Stock Incentive Plan(16)*

10.6	401(K) Savings Plan of the Company(17)

10.7	Employment Agreement between Neil Cole and the Company dated January 28, 2008(9)*

10.8	Membership Interest Purchase Agreement dated as of May 4, 2009 by and among the Company, Donald Edward Hardy and Francesca Passalacqua, trustees of the Hardy/Passalacqua Family Revocable Trust and Donald Edward Hardy.+(47)

10.9	2009 Equity Incentive Plan*(49)

10.15	Option Agreement of Neil Cole dated November 29, 1999(17)*

10.16	The Company’s 2006 Equity Incentive Plan and forms of options granted thereunder(37)*

10.17	Restricted Stock Agreement dated September 22, 2006 between the Company and Andrew Tarshis(24)*

10.18	Restricted Stock Agreement dated September 22, 2006 between the Company and Deborah Sorell Stehr(24)*

10.19	Form of Restricted Stock Agreement for officers under the Company’s 2006 Equity Incentive Plan(25)*

10.20	Form of Restricted Stock Agreement for Directors under the Company’s 2006 Equity Incentive Plan(25)*

10.21	8% Senior Subordinated Note due 2012 of the Company payable to Sweet Sportswear, LLC(20)

10.22	Letter Agreement dated October 29, 2004 among UCC Funding Corporation, Content Holdings, Inc., the Company and Badgley Mischka Licensing LLC(1)

10.23	Form of Option Agreement under the Company’s 1997 Stock Option Plan(18)*

10.24	Form of Option Agreement under the Company’s 2000 Stock Option Plan(18)*

10.25	Form of Option Agreement under the Company’s 2001 Stock Option Plan(18)*

10.26	Form of Option Agreement under the Company’s 2002 Stock Option Plan(18)*

10.27	Agreement dated June 2, 2006 among the Company, UCC Consulting, Content Holdings, James Haran and Robert D’Loren(44)

10.28	Common Stock Purchase Warrant issued to UCC Consulting Corporation(45)

10.29	Purchase and Sale Agreement dated June 2, 2006 by and among the Company, Content Holdings, Robert D’Loren, Seth Burroughs and Catherine Twist(44)

10.30	Loan and Security Agreement dated as of October 31, 2006 among Mossimo Holdings LLC, Mossimo Management LLC, and Merrill Lynch Mortgage Capital Inc., as agent and lender(11)+

10.31	Guaranty dated as of October 31, 2006 by the Company in favor of Merrill Lynch Mortgage Capital Inc., as agent(11)

10.32	Registration Rights Agreement dated as of March 9, 2007 by and between the Company and Danskin, Inc.(28)

10.33	Registration Rights Agreement dated March 30, 2007 by and between the Company and Rocawear Licensing LLC(29)

10.34	Amended and Restated Credit Agreement dated as of May 2, 2007 by and among the Company, Lehman Brothers Inc. as Arranger, and Lehman Commercial Paper Inc., as Lender, as Syndication Agent and as Administrative Agent(30)+

10.35	Guarantee and Collateral Agreement made by the Company and certain of its subsidiaries in favor of Lehman Commercial Paper Inc., as Administrative Agent(30)+

10.36	Purchase Agreement, dated June 14, 2007, by and among the Company, Merrill Lynch, Pierce, Fenner & Smith, Incorporated and Lehman Brothers Inc.(31)

10.37	Letter Agreement Confirming OTC Convertible Note Hedge, dated June 19, 2007 among the Company, Merrill Lynch International and, solely in its capacity as agent thereunder, Merrill Lynch, Pierce, Fenner & Smith Incorporated(31)

10.38	Letter Agreement, Confirming OTC Convertible Note Hedge, dated June 19, 2007, among the Company, Lehman Brothers—OTC Derivatives Inc. and, solely in its capacity as agent thereunder, Lehman Brothers(31)

10.39	Letter Agreement, Confirming OTC Warrant transaction, dated June 19, 2007, among the Company, Merrill Lynch International and, solely in its capacity as agent thereunder, Merrill Lynch, Pierce, Fenner & Smith Incorporated(31)

10.40	Letter Agreement, Confirming OTC Warrant Transaction, dated June 19, 2007, among the Company, Lehman Brothers OTC Derivatives Inc. and, solely in its capacity as agent thereunder, Lehman Brothers(31)

10.41	Escrow Agreement dated September 6, 2007 by and between the Company, Ben Kraner, on behalf of the Sellers, as each Seller’s authorized attorney-in-fact, and U.S. Bank National Association, as escrow agent(32)

10.42	Note and Security Agreement dated November 7, 2007 made by Artful Holdings, LLC in favor of the Company(33)

10.43	Restricted Stock Grant Agreement dated February 19, 2008 between the Company and Neil Cole(42)*

10.44	Restricted Stock Performance Unit Agreement dated February 19, 2008 between the Company and Neil Cole(42)*

10.45	Lease dated as of November 12, 2007 with respect to the Company’s Executive Offices(42)

10.46	Iconix Brand Group, Inc. Executive Incentive Bonus Plan(35)

10.47	Transition Services Agreement between the Company and David Conn(38)

10.48	Employment Agreement dated November 11, 2008 between the Company and Andrew Tarshis(40)*

10.49	Employment Agreement dated November 11, 2008 between the Company and Warren Clamen(40)*

10.50	Agreement dated May 2008 between the Company and Neil Cole.(36)*

10.51	Agreement dated December 24, 2008 between the Company and Neil Cole(41)*

10.52	Form of restricted stock agreement under the 2009 Equity Incentive Plan*(48)

10.53	Form of stock option agreement under the 2009 Equity Incentive Plan*(48)

10.54	Restricted Stock Performance Unit Agreement with Neil Cole dated September 23, 2009*(48)

10.55	Restricted Stock Agreement with Warren Clamen dated September 22, 2009*(48)

10.56	Restricted Stock Agreement with Andrew Tarshis dated September 22, 2009*(48)

10.57	Employment Agreement dated November 17, 2009 between the Company and Yehuda Shmidman*(52)

10.58	Employment Agreement dated February 26, 2009 between the Company and David Blumberg*(52)

10.59	Restricted Stock Agreement with David Blumberg dated September 22, 2009*(52)

10.60	Lease dated as of December 30, 1994, including amendments dated November 30, 1996, September 26, 2003, and December 23, 2004, with respect to the Company’s office at 200 Madison Avenue(43)

10.61	Purchase Agreement, dated May 17, 2011, among Iconix Brand Group, Inc., Barclays Capital Inc. and Goldman, Sachs & Co.(54)

10.62	Confirmation of OTC Convertible Note Hedge, dated May 17, 2011, between the Company Inc. and Barclays Capital Inc., acting as agent for Barclays Bank PLC(54)

10.63	Confirmation of OTC Convertible Note Hedge, dated May 17, 2011, between the Company and Goldman, Sachs & Co.(54)

10.64	Confirmation of OTC Warrant Transaction, dated May 17, 2011, between the Company and Barclays Capital Inc., acting as agent for Barclays Bank PLC(54)

10.65	Confirmation of OTC Warrant Transaction, dated May 17, 2011, between the Company and Goldman, Sachs & Co.(54)

10.66	Confirmation of Additional OTC Convertible Note Hedge, dated May 18, 2011, between the Company and Barclays Capital Inc., acting as agent for Barclays Bank PLC(54)

10.67	Confirmation of Additional OTC Convertible Note Hedge, dated May 18, 2011, between the Company and Goldman, Sachs & Co.(54)

10.68	Confirmation of Additional OTC Warrant Transaction, dated May 18, 2011, between the Company and Barclays Capital Inc., acting as agent for Barclays Bank PLC(54)

10.69	Confirmation of Additional OTC Warrant Transaction, dated May 18, 2011, between the Company and Goldman, Sachs & Co.(54)

10.70	Amendment to Employment Agreement between Neil Cole and the Company dated June 17, 2011(55)*

10.71	Restricted Stock Agreement dated June 17, 2011 between the Company and Neil Cole(56)*

10.72	Restricted Stock Performance Unit Agreement dated June 17, 2011 between the Company and Neil Cole(56)*

10.73	Employment Agreement Amendment dated October 7, 2011 between the Company and Warren Clamen(57)*

10.74	Employment Agreement Amendment dated October 7, 2011 between the Company and Andrew Tarshis(57)*

10.75	Revolving Credit Agreement dated as of November 22, 2011 among the Company, as Borrower, and the several banks and other financial institutions or entities from time to time parties thereto, Barclays Capital, the investment banking division of Barclays Bank PLC, Goldman Sachs Bank USA and GE Capital Markets, Inc., as Joint Lead Arrangers and Joint Bookrunners, Goldman Sachs Bank USA and GE Capital Markets, Inc., as Syndication Agents, Barclays Bank PLC, as Documentation Agent, and Barclays Bank PLC, as Administrative Agent(59)

10.76	Guarantee and Collateral Agreement dated as of November 22, 2011 made by the Company and certain of its Subsidiaries in favor of Barclays Bank PLC, as Administrative Agent(59)

10.77	Employment Agreement dated March 5, 2012 between the Company and David Blumberg(64)*

10.78	Class A-1 Note Purchase Agreement dated November 29, 2012 by and among Registrant, Co-Issuers, Certain Conduit Investors, Certain Financial Institutions, Certain Funding Agents, Barclays Bank PLC, as L/C Provider, Barclays Bank PLC as Swingline Lender and Barclays Bank PLC, as Administrative Agent(63)

10.79	Management Agreement dated November 29, 2012 by and among the Co-Issuers, Registrant and Citibank, N.A., as trustee(63)

10.80	Employment Agreement Amendment entered into February 15, 2013 to be effective February 1, 2013 between the Company and David Blumberg(65)*

10.81	PSU Agreement dated February 15, 2013 between Iconix Brand Group, Inc. and David Blumberg(65)*

10.82	Form of RSU Agreement pursuant to the Amended and Restated 2009 Plan (Executive)*

10.83	Form of RSU Agreement pursuant to the Amended and Restated 2009 Plan (Non-Executive)*

10.84	Form of RSU Agreement pursuant to the Amended and Restated 2009 Plan (Non-employee Director)*

10.85	Amended and Restated 2009 Equity Incentive Plan++*

10.86	GAAP Reconciliation++

10.87	Clawback policy form of Acknowledgement++*

21	Subsidiaries of the Company

23	Consent of BDO USA, LLP

31.1	Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002++

31.2	Certification of Principal Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002++

99.1	Note Purchase Agreement by and among IP Holdings LLC, the Company and Mica Funding, LLC, dated April 11, 2006(26)+

99.2	Note Purchase Agreement by and among IP Holdings LLC, the Company and Mica Funding, LLC, dated August 28, 2006(7)+

99.3	Agreement for Creative Director Services dated as of October 31, 2006 by and among the Company, Mossimo, Inc. and Mossimo Giannulli(11)

(1)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2004 and incorporated by reference herein.

(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated July 22, 2005 and incorporated by reference herein.

(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated September 16, 2005 and incorporated by reference herein.

(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated March 31, 2006 (SEC accession No. 0000950117-06-001668) and incorporated by reference herein.

(5)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated March 31, 2006 (SEC accession No. 0000950117-06-001669) and incorporated by reference herein.

(6)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated by reference herein.

(7)	Filed as an exhibit filed to the Company’s Current Report on Form 8-K for the event dated August 28, 2006 and incorporated by reference herein.

(8)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated by reference herein.

(9)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated January 28, 2008 and incorporated by reference herein.

(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated January 26, 2000 and incorporated by reference herein.

(11)	Filed as an exhibit to the Company’s Current Report on form 8-K for the event dated October 31, 2006 (SEC accession no. 0001144204-06-045497) and incorporated by reference herein.

(12)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 1997 and incorporated by reference herein.

(13)	Filed as Exhibit A to the Company’s definitive Proxy Statement dated July 18, 2000 as filed on Schedule 14A and incorporated by reference herein.

(14)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended January 31, 2002 and incorporated by reference herein.

(15)	Filed as Exhibit B to the Company’s definitive proxy statement dated May 28, 2002 as filed on Schedule 14A and incorporated by reference herein.

(16)	Filed as Appendix B to the Company’s definitive Proxy Statement dated July 2, 2001 as filed on Schedule 14A and incorporated by reference herein.

(17)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended January 31, 2003 and incorporated by reference herein.

(18)	Filed as an exhibit to the Company’s Transition Report on Form 10-K for the transition period from February 1, 2004 to December 31, 2004 and incorporated by reference herein.

(19)	Intentionally omitted.

(20)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2002 and incorporated by reference herein.

(21)	Intentionally omitted.

(22)	Intentionally omitted.

(23)	Intentionally omitted.

(24)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated September 22, 2006 and incorporated by reference herein.

(25)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated by reference herein.

(26)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated April 11, 2006 and incorporated by reference herein.

(27)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated October 31, 2006 (SEC accession no. 0001144204-06-0455507) and incorporated by reference herein.

(28)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated March 9, 2007 and incorporated by reference herein.

(29)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated March 30, 2007 and incorporated by reference herein.

(30)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated May 1, 2007 and incorporated by reference herein.

(31)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated June 14, 2007 and incorporated by reference herein.

(32)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated October 3, 2007 and incorporated by reference herein.

(33)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated November 7, 2007 and incorporated by reference herein.

(34)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated December 17, 2007 and incorporated by reference herein.

(35)	Filed as Annex B to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 7, 2008 and incorporated by reference herein.

(36)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 and incorporated by reference herein.

(37)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated July 31, 2008 and incorporated by reference herein.

(38)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated August 13, 2008 and incorporated by reference herein.

(39)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated September 29, 2008 and incorporated by reference herein.

(40)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated November 11, 2008 and incorporated by reference herein.

(41)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated December 24, 2008 and incorporated by reference herein.

(42)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2007 and incorporated by reference herein.

(43)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2010 and incorporated by reference herein.

(44)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated June 2, 2006 and incorporated by reference herein.

(45)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated by reference herein.

(46)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated October 30, 2009 and incorporated herein by reference.

(47)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated May 4, 2009 and incorporated herein by reference.

(48)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and incorporated herein by reference.

(49)	Filed as Annex A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on June 29, 2009 and incorporated by reference herein.

(50)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated March 9, 2010 and incorporated by reference herein.

(51)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated April 26, 2010 and incorporated by reference herein.

(52)	Filed as an exhibit to the Company’s Report on Form 10-K for the year ended December 31, 2009 and incorporated by reference herein.

(53)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated April 26, 2011 and incorporated by reference herein.

(54)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated May 17, 2011 and incorporated by reference herein.

(55)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated June 17, 2011 and incorporated by reference herein.

(56)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 and incorporated herein by reference.

(57)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated October 7, 2011 and incorporated by reference herein.

(58)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated October 26, 2011 and incorporated by reference herein.

(59)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated November 22, 2011 and incorporated by reference herein.

(60)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated November 30, 2012 and incorporated by reference herein.

(61)	Filed as Annex A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on July 6, 2012 and incorporated by reference herein.

(62)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated August 6, 2012 and incorporated by reference herein.

(63)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated November 29, 2012 and incorporated by reference herein.

(64)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated March 5, 2012 and incorporated by reference herein.

(65)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated February 15, 2013 and incorporated by reference herein.

*	Denotes management compensation plan or arrangement

+	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Iconix Brand Group, Inc. hereby undertakes to furnish supplementally to the Securities and Exchange Commission copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

**	Portions of this document have been omitted and were filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment, which was granted under Rule 24b-2 of the Securities Exchange Act of 1934.

++	Filed herewith.