Form 10-Q
period 2013-03-31
ICONIX BRAND GROUP, INC.
filed 2013-05-07
CIK 857737

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2013

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

Common Stock, $.001 Par Value – 57,022,203 shares as of May 1, 2013.

Part I. Financial Information

Item 1. Financial Statements

Iconix Brand Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except par value)

	March 31, 2013	December 31, 2012
	(unaudited )
Assets
Current Assets:
Cash (including restricted cash of $61,534 in 2013 and $16,362 in 2012)	$376,273	$255,034
Accounts receivable	112,706	85,249
Deferred income tax assets	3,496	3,497
Other assets – current	25,532	22,571

Total Current Assets	518,007	366,351

Property and equipment:
Furniture, fixtures and equipment	19,849	19,734
Less: Accumulated depreciation	(10,258)	(9,644)

	9,591	10,090

Other Assets:
Other assets	22,174	24,082
Trademarks and other intangibles, net	1,962,196	1,769,508
Deferred financing costs, net	20,531	21,250
Investments and joint ventures	64,640	64,770
Goodwill	230,766	225,687

	2,300,307	2,105,297

Total Assets	$2,827,905	$2,481,738

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$43,743	$33,405
Deferred revenue	32,416	9,055
Current portion of long-term debt	52,000	52,000
Other liabilities – current	6,150	6,150

Total Current Liabilities	134,309	100,610

Deferred income tax liability	215,860	206,912
Long-term debt, less current maturities	1,171,707	859,718
Deferred revenue	1,320	4,898
Other liabilities	9,763	9,760

Total Liabilities	1,532,959	1,181,898

Commitments and contingencies

Stockholders’ Equity
Common stock, $.001 par value shares authorized 150,000; shares issued 76,748 and 76,549, respectively	77	77
Additional paid-in capital	870,921	815,935
Retained earnings	564,018	529,829
Accumulated other comprehensive loss	(11,434)	—
Less: Treasury stock – 16,704 and 9,941 shares at cost, respectively	(320,698)	(159,690)

Total Iconix Brand Group, Inc. Stockholders’ Equity	1,102,884	1,186,151

Non-controlling interest	192,062	113,689

Total Stockholders’ Equity	1,294,946	1,299,840

Total Liabilities and Stockholders’ Equity	$2,827,905	$2,481,738

See Notes to Unaudited Condensed Consolidated Financial Statements.

Unaudited Condensed Consolidated Income Statements

(in thousands, except earnings per share data)

	Three Months Ended March 31,
	2013	2012
Licensing and other revenue	$105,062	$88,451

Selling, general and administrative expenses	38,826	30,899

Operating income	66,236	57,552

Other (income) expenses:
Interest expense	14,195	13,720
Interest and other income	(328)	(592)
Equity earnings on joint ventures	(1,936)	(1,298)

Other expenses - net	11,931	11,830

Income before income taxes	54,305	45,722

Provision for income taxes	15,031	14,843

Net income	$39,274	$30,879

Less: Net income attributable to non-controlling interest	$5,085	$3,280

Net income attributable to Iconix Brand Group, Inc.	$34,189	$27,599

Earnings per share:
Basic	$0.53	$0.38

Diluted	$0.51	$0.37

Weighted average number of common shares outstanding:
Basic	64,208	72,302

Diluted	66,692	74,605

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended March 31,
	2013	2012
Net income	$39,274	$30,879
Other comprehensive income:
Foreign currency translation	(11,434)	—
Change in fair value of cash flow hedge	—	483

Total other comprehensive income (loss)	(11,434)	483

Comprehensive income	$27,840	$31,362

Less: comprehensive income attributable to non-controlling interest	5,085	3,280

Comprehensive income attributable to Iconix Brand Group, Inc.	$22,755	$28,082

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

Three Months Ended March 31, 2013

(in thousands)

	Common Stock				Accumulated
					Other
			Additional Paid	Retained	Comprehensive	Treasury	Non-Controlling
	Shares	Amount	in Capital	Earnings	Loss	Stock	Interest	Total
Balance at January 1, 2013	76,549	$77	$815,935	$529,829	$—	$(159,690)	$113,689	$1,299,840
Shares issued on exercise of stock options and warrants	71	—	122	—	—	—	—	122
Shares issued on vesting of restricted stock	128	—	—	—	—	—	—	—
Compensation expense in connection with restricted stock and stock options	—	—	1,895	—	—	—	—	1,895
Cost of shares repurchased on vesting of restricted stock and exercise of stock options	—	—	—	—	—	(2,086)	—	(2,086)
Shares repurchased on the open market	—	—	—	—	—	(158,922)	—	(158,922)
Equity portion of convertible notes	—	—	49,931	—	—	—	—	49,931
Net cost of hedge on convertible notes	—	—	3,038	—	—	—	—	3,038

Net income	—	—	—	34,189	—	—	5,085	39,274

Foreign currency translation	—	—	—	—	(11,434)	—	—	(11,434)

Distributions to joint ventures	—	—	—	—	—	—	(212)	(212)
Non-controlling interest of acquired companies	—	—	—	—	—	—	73,500	73,500

Balance at March 31, 2013	76,748	$77	$870,921	$564,018	$(11,434)	$(320,698)	$192,062	$1,294,946

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended
	March 31, 2013	March 31, 2012
Cash flows provided by operating activities:
Net income	$39,274	$30,879
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation of property and equipment	615	638
Amortization of trademarks and other intangibles	1,874	1,458
Amortization of deferred financing costs	832	531
Amortization of convertible notes discount	3,614	7,370
Stock-based compensation expense	1,895	2,598
Allowance for doubtful accounts	1,100	300
Earnings on equity investments in joint ventures	(1,936)	(1,298)
Deferred income tax provision	7,001	1,943

Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(27,233)	(7,086)
Other assets—current	(1,484)	5,149
Other assets	1,866	5,703
Deferred revenue	13,981	725
Accounts payable and accrued expenses	12,111	3,337

Net cash provided by operating activities	53,510	52,247

Cash flows used in investing activities:
Purchases of property and equipment	(117)	(238)
Acquisition of interest in Buffalo	(76,500)	—
Acquisition of Lee Cooper	(66,667)	—
Net distributions (to) from equity partners	1,890	(4,396)
Additional investments in joint ventures	(37)	—
Proceeds from sale of trademarks	7,300	1,490

Additions to trademarks	(81)	(253)

Net cash used in investing activities	(134,212)	(3,397)

Cash flows provided (used in) by financing activities:
Proceeds from long-term debt	392,000	—
Proceeds from sale of warrants	57,707	—
Payment for purchase of convertible note hedge	(84,106)	—
Proceeds from exercise of stock options and warrants	122	693
Payment of long-term debt	(2,500)	(9,455)
Acquisition of interest in MG Icon	—	(4,000)
Excess tax benefit from share-based payment arrangements	—	769
Shares repurchased on open market	(158,922)	(35,662)
Deferred financing costs	(113)	(55)
Shares repurchased on vesting of restricted stock and stock option exercises	(2,086)	(651)
Restricted cash – current	(45,172)	(12,823)
Restricted cash – non-current	—	7,220

Net cash provided (used in) by financing activities	156,930	(53,964)

Effect of exchange rate changes on cash	(161)	—

Net increase (decrease) in cash and cash equivalents	76,067	(5,114)
Cash and cash equivalents, beginning of period	238,672	167,717

Cash and cash equivalents, end of period	$314,739	$162,603
Balance of restricted cash – current	61,534	26,894

Total cash and cash equivalents including current restricted cash, end of period	$376,273	$189,497

Supplemental disclosure of cash flow information:

	Three Months Ended March 31,
	2013	2012
Cash paid during the period:
Income taxes	$3,740	$228
Interest	$1,093	$2,247

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2013

(dollars are in thousands (unless otherwise noted) except per share data)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of Iconix Brand Group, Inc. (the “Company”, “we”, “us”, or “our”), all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2013 (“Current Quarter”) are not necessarily indicative of the results that may be expected for a full fiscal year.

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (“FY 2012”).

2. Trademarks and Other Intangibles, net

Trademarks and other intangibles, net consist of the following:

		March 31, 2013		December 31, 2012
(000’s omitted)	Estimated Lives in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Indefinite life trademarks and copyrights	Indefinite	$1,940,671	$—	$1,750,201	$—
Definite life trademarks	10-15	19,603	8,441	19,603	8,077
Non-compete agreements	2-15	940	39	10,475	10,475
Licensing agreements	1-9	23,788	14,326	20,636	12,855

		$1,985,002	$22,806	$1,800,915	$31,407

Trademarks and other intangibles, net			$1,962,196		$1,769,508

In February 2013, the Company completed its acquisition of a 51% controlling interest in the Buffalo brand, which increased its indefinite life trademarks by $142.6 million and its licensing agreements by $2.4 million. In February 2013, the Company also completed the acquisition of Lee Cooper which increased its indefinite life trademarks by $69.3 million and its licensing agreements by $0.9 million. See Note 3 for further explanation of these transactions.

Amortization expense for intangible assets for the Current Quarter and for the three months ended March 31, 2012 (the “Prior Year Quarter”) was $1.9 million and $1.5 million, respectively. The trademarks of Candie’s, Bongo, Joe Boxer, Rampage, Mudd, London Fog, Mossimo, Ocean Pacific, Danskin, Rocawear, Cannon, Royal Velvet, Fieldcrest, Charisma, Starter, Waverly, Ecko, Zoo York, Peanuts, Ed Hardy, Sharper Image, Umbro, Modern Amusement, Buffalo, and Lee Cooper have been determined to have an indefinite useful life and accordingly, consistent with ASC Topic 350, no amortization has been recorded in the Company’s consolidated income statements. Instead, each of these intangible assets are tested for impairment at least annually on an individual basis as separate single units of accounting, with any related impairment charge recorded to the income statement at the time of determining such impairment. Consistent with ASC Topic 350, there was no impairment of the indefinite-lived trademarks in the Current Quarter or the Prior Year Quarter. Consistent with ASC Topic 360, there was no impairment of the definite-lived trademarks in the Current Quarter or the Prior Year Quarter.

3. Acquisitions, Investments and Joint Ventures

Lee Cooper

On February 20, 2013, the Company, through its wholly-owned subsidiary Iconix Luxembourg Holdings SÀRL, acquired the Lee Cooper brand for approximately $72.7 million, which was funded entirely from cash on the balance sheet. Founded in 1908, Lee Cooper is an iconic British denim brand that has expanded into multiple lifestyle categories including men’s and women’s casual wear, footwear and accessories.

The following table is a reconciliation of cash paid to sellers:

(000’s omitted)
Cash paid to sellers by Iconix Brand Group, Inc.	$72,735

Trademarks	$69,250
License agreements	850
Goodwill	1,058
Working capital	1,577

$72,735

The Lee Cooper trademark has been determined by management to have an indefinite useful life and accordingly, consistent with ASC Topic 350, no amortization is being recorded in the Company’s consolidated income statements. The goodwill and trademarks are subject to a test for impairment on an annual basis. The $1.1 million of goodwill is deductible for income tax purposes. The licensing contracts are being amortized on a straight-line basis over the remaining contractual periods of approximately 1 to 9 years.

Acquisition costs related to this transaction were approximately $0.5 million and are reflected in the Company’s unaudited condensed consolidated income statement for the Current Quarter. Unaudited pro forma financial information is not required as the acquisition is not material.

Buffalo Brand Joint Venture

On February 1, 2013, Iconix CA Holdings, LLC (“ICA Holdings”), a Delaware limited liability company and a wholly-owned subsidiary of the Company, formed a joint venture with Buffalo International ULC (“BII”). The name of the joint venture is 1724982 Alberta ULC (the “Alberta ULC”), an Alberta, Canada unlimited liability company. The Company, through ICA Holdings, paid $76.5 million, which was funded entirely from cash on the balance sheet, in exchange for a 51% controlling ownership of the Alberta ULC which consists of a combination of equity and a promissory note. BII owns the remaining 49% interest in the Alberta ULC. The Alberta ULC owns the intellectual property rights, licenses and other assets relating principally to the Buffalo David Bitton brand (the “Buffalo brand”). Concurrently, the Alberta ULC and BII entered into a license agreement pursuant to which the Alberta ULC licensed the Buffalo brand to BII as licensee in certain categories and geographies. Additionally, ICA Holdings and BII entered into a shareholder agreement with respect to the Alberta ULC. Approximately $1.0 million in costs associated with this transaction have been expensed in the Current Quarter, and is reflected in selling, general and administrative expenses in the unaudited condensed consolidated income statement. Unaudited pro forma financial information is not required as the acquisition is not material.

The following table is a reconciliation of cash paid to sellers and the fair value of the sellers’ non-controlling interest:

Cash paid to sellers	$76,500
Fair value of 49% non-controlling interest to sellers	73,500

$150,000

The estimated fair value of the assets acquired is allocated as follows:

Trademarks	$142,600
License agreements	2,400
Non-compete agreement	940
Goodwill	4,060

$150,000

ASC Topic 810 affirms that consolidation is appropriate when one entity has a controlling financial interest in another entity. The Company owns a 51% membership interest in the Alberta ULC compared to the minority owner’s 49% membership interest. Further, the Company believes that the voting and veto rights of the minority shareholder are merely protective in nature and do not provide them with substantive participating rights in the Alberta ULC. As such, the Alberta ULC is subject to consolidation with the Company, which is reflected in the Company’s financial statements as of March 31, 2013.

In accordance with ASC Topic 810, the Company recognizes the non-controlling interest of Alberta ULC as equity in the unaudited condensed consolidated financial statements and separate from the parent’s equity. As such, for the Current Quarter, the amount of net income attributable to the non-controlling interest is approximately $1.8 million and has been included in net income attributable to non-controlling interest in the unaudited condensed consolidated income statement.

The Buffalo brand trademark has been determined by management to have an indefinite useful life and accordingly, consistent with ASC Topic 350, no amortization is being recorded in the Company’s consolidated income statements. The goodwill and trademarks are subject to a test for impairment on an annual basis. The $4.1 million of goodwill is deductible for income tax purposes. The licensing contracts are being amortized on a straight-line basis over the remaining contractual periods of approximately 1 to 5 years.

At March 31, 2013, the impact of consolidating Alberta ULC on the Company’s unaudited condensed consolidated balance sheet has increased current assets by $4.2 million, non-current assets by $149.9 million, current liabilities by $0.4 million and total liabilities by $0.4 million.

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

In accordance with the terms of the Purchase Agreement, at the closing, the Company paid the Seller $225.0 million in cash, of which approximately $6.8 million was released from an escrow account entered into at the time the asset purchase agreement was signed.

Iconix Lifestyle India Private Limited

In May 2012, the Company contributed substantially all rights to its wholly-owned and controlled brands in India to Imaginative Brand Developers Private Limited, now known as Iconix Lifestyle India Private Limited (“Iconix India”), a then newly formed subsidiary of the Company. Shortly thereafter, Reliance Brands Limited (“Reliance”), an affiliate of the Reliance Group, purchased a 50% interest in Iconix India for $6.0 million. Reliance paid $2.0 million upon the closing of the transaction and committed to pay an additional $4.0 million over the 48-month period following closing. As a result of this transaction, the Company recorded a gain of $5.6 million, which was included in licensing and other revenue in FY 2012. As of March 31, 2013, of the $4.0 million remaining due to the Company from Reliance, $1.0 million is included in other assets – current and $3.0 million is included in other assets on the unaudited consolidated balance sheet. Additionally, pursuant to the terms of the transaction, the Company and Reliance each agreed to contribute 100 million rupees (approximately $2.0 million) to Iconix India as working capital, of which 25 million rupees (approximately $0.5 million) was contributed at closing with the balance to be contributed based on the capital requirements of Iconix India as agreed upon by the Company and Reliance.

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

In March 2009, the Company, through its investment in Scion, effectively acquired a 16.6% interest in one of its licensees, Roc Apparel Group LLC (“RAG”) for $1. The Company has determined that this entity is a variable interest entity as defined by ASC Topic 810, however, the Company is not the primary beneficiary of this entity. The investment in this entity is accounted for under the cost method of accounting. As part of the transaction, the Company and its Scion partner each contributed approximately $2.1 million to Scion, totaling approximately $4.1 million, which was deposited as cash collateral under the terms of RAG’s financing agreements. In June 2010, approximately $3.3 million of the collateral was released to Scion and distributed to the Scion members equally; as of December 31, 2011 the remaining $0.8 million was included in short-term restricted cash on the Company’s consolidated balance sheet. In January 2012, the Company and its Scion partner each contributed $1.1 million, totaling $2.2 million, to Scion, which was deposited as additional cash collateral under the new terms of RAG’s financing agreements. In January 2013, the Company contributed an additional $2.6 million to the cash collateral pool under RAG’s financing agreements. The aggregate $5.6 million of cash collateral, which is owned by Scion, is included as short-term restricted cash in the Company’s unaudited condensed consolidated balance sheet as of March 31, 2013.

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

In accordance with ASC Topic 810, the Company recognizes the non-controlling interest of Scion as equity in the unaudited condensed consolidated financial statements and separate from the parent’s equity.

As of March 31, 2013 and December 31, 2012, the carrying value of the consolidated assets that are collateral for the variable interest entity’s obligations total $10.3 million and $10.6 million, respectively, which is comprised of the Artful Dodger trademark.

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

As of March 31, 2013, the Company has not received any income distributions from Iconix China.

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

During FY 2012, the Company contributed to Iconix Latin America the rights to the Zoo York and Sharper Image brands for the Latin America Territory. In aggregate consideration for these contributions, New Brands agreed to pay an aggregate of approximately $5.7 million to the Company. As of March 31, 2013, the balance owed to the Company under this obligation is approximately $3.0 million, $1.2 million of which is included in other assets - current and $1.8 million of which is included in other assets on the Company’s unaudited condensed consolidated balance sheet. The Company has recorded the consideration associated with these transactions as other liabilities, which will be recognized over a period of three years.

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

On April 26, 2011, Hardy Way acquired substantially all of the licensing rights to the Ed Hardy brands and trademarks from its licensee, Nervous Tattoo, Inc. (“NT”) pursuant to an asset purchase agreement by and among Hardy Way, NT and Audigier Brand Management Group, LLC (“ABMG,” and together with NT, the “Sellers”). Immediately prior to the closing of the transactions contemplated by the asset purchase agreement, the Company contributed $62.0 million to Hardy Way, thereby increasing the Company’s ownership interests in Hardy Way from 50% to 85% of the outstanding membership interests. As a result of this transaction, the Company recorded a non-cash pre-tax re-measurement gain of approximately $21.5 million, representing the increase in fair value of its original 50% investment in Hardy Way. This re-measurement gain is included in interest and other income in the year ended December 31, 2011 (“FY 2011”). Hardy Way paid $55.0 million in cash for the assets described above. In addition, the Sellers were entitled to receive up to an additional $7.0 million in cash pursuant to an earn-out based on royalties received by Hardy Way through June 30, 2013, which Hardy Way prepaid to the Sellers in an escrow account. The Company has accounted for this contingent consideration in accordance with ASC Topic 805. Further, as part of this transaction, the Sellers, as a licensee of Hardy Way for various men’s and women’s apparel categories, prepaid royalties to Hardy Way in the amount of $7.0 million, representing guaranteed minimum royalties for two years.

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

In accordance with ASC Topic 810, the Company recognizes the non-controlling interest of Hardy Way as equity in the unaudited condensed consolidated financial statements and separate from the parent’s equity.

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

In accordance with ASC Topic 810, the Company recognizes the non-controlling interest of IPH Unltd as equity in the unaudited condensed consolidated financial statements and separate from the parent’s equity.

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

As of March 31, 2013 and December 31, 2012, the carrying value of the consolidated assets that are collateral for the variable interest entity’s obligations total $183.1 million and $183.4 million, respectively, which is comprised primarily of trademarks and license agreements. The assets of the Company are not available to the variable interest entity’s creditors.

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

MG Icon

In March 2010, the Company acquired a 50% interest in MG Icon, the owner of the Material Girl and Truth or Dare brands and trademarks and other rights associated with the artist, performer and celebrity known as “Madonna”, from Purim LLC (“Purim”) for $20.0 million, $4.0 million of which was paid at closing and another $8.0 million of which was paid through September 30, 2012. In connection with the launch of Truth or Dare brand and based on certain qualitative criteria, Purim is entitled to an additional $3.0 million, $1.0 million of which was paid in March 2012, with the remaining amount to be paid in $1.0 million installments in 2013 and 2014. In addition, Purim may be entitled to receive additional consideration based on certain qualitative criteria. As of March 31, 2013, of the remaining $10.0 million owed to Purim, $5.0 million is included in other current liabilities and $5.0 million is included in other liabilities on the Company’s unaudited condensed consolidated balance sheet.

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

In connection with the Peanuts Operating Agreement, the Company through IE, loaned $17.5 million to Beagle (the “Beagle Note”), the proceeds of which were used to fund Beagle’s capital contribution to Peanuts Holdings in connection with the acquisition of Peanuts Worldwide. The Beagle Note bears interest at 6% per annum, with minimum principal payable in equal annual installments of approximately $2.2 million on June 3, with any remaining unpaid principal balance and accrued interest to be due on June 3, 2015, the Beagle Note maturity date. Principal may be prepaid at any time. The Beagle Note is secured by the membership interest in Peanuts Holdings owned by Beagle. As of March 31, 2013, the current portion of approximately $2.2 million is included in other assets - current in the unaudited condensed consolidated balance sheet and the long term portion of $7.3 million is included in other assets.

ASC Topic 810 affirms that consolidation is appropriate when one entity has a controlling financial interest in another entity. The Company owns an 80% membership interest in Peanuts Holdings, compared to the non-controlling owner’s 20% membership interest. As such, Peanuts Holdings is subject to consolidation with the Company, which is reflected in the Company’s unaudited condensed consolidated financial statements as of March 31, 2013.

In accordance with ASC Topic 810, the Company recognizes the non-controlling interest of Peanuts Holdings as equity in the unaudited condensed consolidated financial statements and separate from the parent’s equity.

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

Hedge Instruments

On March 26, 2011, the Company purchased hedge instruments from JP Morgan Chase Bank N.A. (“JPMC”) to mitigate the income statement risk and cash flow risk of revenue and receivables from licenses denominated in Japanese Yen. These hedge instruments are foreign exchange forward contracts that set the foreign exchange rate from Japanese Yen to U.S. Dollars for the Company’s forecasted Japanese Yen denominated revenue (“Income Statement Hedge”) and receivable (“Balance Sheet Hedge”). Based on management’s assessment, the Income Statement Hedge qualified for hedge accounting under ASC Topic 815. On a quarterly basis, the value of the Income Statement Hedge was adjusted to reflect its current fair value, with any adjustment flowing through other comprehensive income. The fair value of this instrument was obtained by comparing the characteristics of the Income Statement Hedge with similarly traded instruments, and was therefore classified as Level 2 in the fair value hierarchy. As of March 31, 2013 the Company had no other hedge instruments other than the 2.50% Convertible Note Hedges and 1.50% Convertible Note Hedges (see Note 5).

Financial Instruments

As of March 31, 2013 and December 31, 2012, the fair values of cash, receivables and accounts payable approximated their carrying values due to the short-term nature of these instruments. The fair value of the note receivable from New Brands (see Note 3) approximates its $3.0 million carrying value; the fair value of the note receivable due from the purchasers of the Canadian trademark for Joe Boxer approximates its $3.0 million carrying value; the fair value of the note payable to Purim LLC (see Note 3) approximates its $10.0 million carrying value; and the fair value of the Beagle Note (see Note 3) approximates its $9.5 million carrying value. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on broker quotes or quoted market prices or rates for the same or similar instruments and the related carrying amounts are as follows:

	March 31, 2013		December 31, 2012
(000’s omitted)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$1,223,707	$1,451,790	$911,711	$979,827

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

5. Debt Arrangements

The Company’s net carrying amount of debt is comprised of the following:

	March 31,	December 31,
(000’s omitted)	2013	2012
Senior Secured Notes	$600,000	$600,000
1.50% Convertible Notes	311,538	—
2.50% Convertible Notes	257,669	254,718
Ecko Note	54,500	57,000

Total	$1,223,707	$911,718

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

As of March 31, 2013, no amounts under the Variable Funding Notes have been drawn. There is a commitment fee on the unused portion of the Variable Funding Notes facility of 0.5% per annum. It is anticipated that any outstanding principal of and interest on the Variable Funding Notes will be repaid in full on or prior to January 2018. Following the anticipated repayment date, additional interest will accrue on the Variable Funding Notes equal to 5% per annum. The Variable Funding Notes and other credit instruments issued under the Variable Funding Note Purchase Agreement are secured by the collateral described below.

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

As of March 31, 2013, the total principal balance of the Notes is $600.0 million, of which $42.0 million is included in the current portion of long-term debt on the unaudited condensed consolidated balance sheet.

1.50% Convertible Notes

On March 18, 2013, the Company completed the issuance of $400.0 million principal amount of the Company’s 1.50% convertible senior subordinated notes due March 15, 2018 (“1.50% Convertible Notes”) in a private offering to certain institutional investors. The net proceeds received by the Company from the offering, excluding the net cost of hedges and sale of warrants (described below) and including transaction fees, were approximately $391.0 million.

The 1.50% Convertible Notes bear interest at an annual rate of 1.50%, payable semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2013. However, the Company recognizes an effective interest rate of 6.50% on the carrying amount of the 1.50% Convertible Notes. The effective rate is based on the rate for a similar instrument that does not have a conversion feature. The 1.50% Convertible Notes will be convertible into cash and, if applicable, shares of the Company’s common stock based on a conversion rate of 32.4052 shares of the Company’s common stock, subject to customary adjustments, per $1,000 principal amount of the 1.50% Convertible Notes (which is equal to an initial conversion price of approximately $30.86 per share) only under the following circumstances: (1) during any fiscal quarter beginning after December 15, 2017 (and only during such fiscal quarter), if the closing price of the Company’s common stock for at least 20 trading days in the 30 consecutive trading days ending on and including the last trading day of the immediately preceding fiscal quarter is more than 130% of the conversion price per share, which is $1,000 divided by the then applicable conversion rate; (2) during the five consecutive business day period immediately following any five consecutive trading day period in which the trading price per $1,000 principal amount of the 1.50% Convertible Notes for each day of that period was less than 98% of the product of (a) the closing price of the Company’s common stock for each day in that period and (b) the conversion rate per $1,000 principal amount of the 1.50% Convertible Notes; (3) if specified distributions to holders of the Company’s common stock are made, as set forth in the indenture governing the 1.50% Convertible Notes (“1.50% Indenture”); (4) if a “change of control” or other “fundamental change,” each as defined in the 1.50% Indenture, occurs; (5) if the Company chooses to redeem the 1.50% Convertible Notes upon the occurrence of a “specified accounting change,” as defined in the 1.50% Indenture; and (6) during the last month prior to maturity of the 1.50% Convertible Notes. If the holders of the 1.50% Convertible Notes exercise the conversion provisions under the circumstances set forth, the Company will need to remit the lower of the principal balance of the 1.50% Convertible Notes or their conversion value to the holders in cash. As such, the Company would be required to classify the entire amount outstanding of the 1.50% Convertible Notes as a current liability in the following quarter. The evaluation of the classification of amounts outstanding associated with the 1.50% Convertible Notes will occur every quarter.

Upon conversion, a holder will receive an amount in cash equal to the lesser of (a) the principal amount of the 1.50% Convertible Note or (b) the conversion value, determined in the manner set forth in the 1.50% Indenture. If the conversion value exceeds the principal amount of the 1.50% Convertible Notes on the conversion date, the Company will also deliver, at its election, cash or the Company’s common stock or a combination of cash and the Company’s common stock for the conversion value in excess of the principal amount. In the event of a change of control or other fundamental change, the holders of the 1.50% Convertible Notes may require the Company to purchase all or a portion of their 1.50% Convertible Notes at a purchase price equal to 100% of the principal amount of the 1.50% Convertible Notes, plus accrued and unpaid interest, if any. If a specified accounting change occurs, the Company may, at its option, redeem the 1.50% Convertible Notes in whole for cash, at a price equal to 102% of the principal amount of the 1.50% Convertible Notes, plus accrued and unpaid interest, if any. Holders of the 1.50% Convertible Notes who convert their 1.50% Convertible Notes in connection with a fundamental change or in connection with a redemption upon the occurrence of a specified accounting change may be entitled to a make-whole premium in the form of an increase in the conversion rate.

Pursuant to guidance issued under ASC Topic 815, the 1.50% Convertible Notes are accounted for as convertible debt in the accompanying unaudited condensed consolidated balance sheet and the embedded conversion option in the 1.50% Convertible Notes has not been accounted for as a separate derivative. For a discussion of the effects of the 1.50% Convertible Notes and the 1.50% Convertible Notes Hedges and Sold Warrants defined and discussed below on earnings per share, see Note 7.

As of March 31, 2013 the amount of the 1.50% Convertible Notes accounted for as a liability was approximately $311.5 million and is reflected on the unaudited condensed consolidated balance sheet as follows:

March 31,
(000’s omitted)	2013
Equity component carrying amount	$49,931
Unamortized discount	88,462
Net debt carrying amount	311,538

For the Current Quarter, the Company recorded additional non-cash interest expense of approximately $0.6 million, representing the difference between the stated interest rate on the 1.50% Convertible Notes and the rate for a similar instrument that does not have a conversion feature.

For the Current Quarter, cash interest expense relating to the 1.50% Convertible Notes was approximately $0.2 million.

The Convertible Notes do not provide for any financial covenants.

At closing, the Company used a portion of the proceeds from the 1.50% Convertible Notes to repurchase 2,964,000 shares of its common stock in a private transaction with a third party for $69.0 million. See note 6 for further information on our stock repurchase program.

In connection with the sale of the 1.50% Convertible Notes, the Company entered into hedges for the 1.50% Convertible Notes (“1.50% Convertible Note Hedges”) with respect to its common stock with one entity (the “1.50% Counterparty”). Pursuant to the agreements governing these 1.50% Convertible Note Hedges, the Company purchased call options (the “1.50% Purchased Call Options”) from the 1.50% Counterparty covering up to approximately 12,962,080 million shares of the Company’s common stock. These 1.50% Convertible Note Hedges are designed to offset the Company’s exposure to potential dilution upon conversion of the 1.50% Convertible Notes in the event that the market value per share of the Company’s common stock at the time of exercise is greater than the strike price of the 1.50% Purchased Call

Options (which strike price corresponds to the initial conversion price of the 1.50% Convertible Notes and is simultaneously subject to certain customary adjustments). On March 13, 2013, the Company paid an aggregate amount of approximately $84.1million of the proceeds from the sale of the 1.50% Convertible Notes for the 1.50% Purchased Call Options, of which $29.4 million was included in the balance of deferred income tax assets at March 13, 2013 and is being recognized over the term of the 1.50% Convertible Notes. As of March 31, 2013, the balance of deferred income tax assets related to this transaction was approximately $29.2 million.

The Company also entered into separate warrant transactions with the 1.50% Counterparty whereby the Company, pursuant to the agreements governing these warrant transactions, sold to the 1.50% Counterparty warrants (the “1.50% Sold Warrants”) to acquire up to 12,962,080 million shares of the Company’s common stock at a strike price of $35.5173 per share of the Company’s common stock. The 1.50% Sold Warrants will become exercisable on June 18, 2018 and will expire by September 1, 2018. The Company received aggregate proceeds of approximately $57.7 million from the sale of the 1.50% Sold Warrants on March 13, 2013.

Pursuant to guidance issued under ASC Topic 815 “Derivatives and Hedging” as it relates to accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock, the 1.50% Convertible Note Hedge and the proceeds received from the issuance of the 1.50% Sold Warrants were recorded as a charge and an increase, respectively, in additional paid-in capital in stockholders’ equity as separate equity transactions. As a result of these transactions, the Company recorded a net increase to additional paid-in-capital of $3.0 million in March 2013.

The Company has evaluated the impact of adopting guidance issued under ASC Topic 815 regarding embedded features as it relates to the 1.50% Sold Warrants, and has determined it had no impact on the Company’s results of operations and financial position through March 31, 2013, and will have no impact on the Company’s results of operations and financial position in future fiscal periods.

As the 1.50% Convertible Note Hedge transactions and the warrant transactions were separate transactions entered into by the Company with the 1.50% Counterparty, they are not part of the terms of the 1.50% Convertible Notes and will not affect the holders’ rights under the 1.50% Convertible Notes. In addition, holders of the 1.50% Convertible Notes will not have any rights with respect to the 1.50% Purchased Call Options or the 1.50% Sold Warrants.

If the market value per share of the Company’s common stock at the time of conversion of the 1.50% Convertible Notes is above the strike price of the 1.50% Purchased Call Options, the 1.50% Purchased Call Options entitle the Company to receive from the 1.50% Counterparties net shares of the Company’s common stock, cash or a combination of shares of the Company’s common stock and cash, depending on the consideration paid on the underlying 1.50% Convertible Notes, based on the excess of the then current market price of the Company’s common stock over the strike price of the 1.50% Purchased Call Options. Additionally, if the market price of the Company’s common stock at the time of exercise of the 1.50% Sold Warrants exceeds the strike price of the 1.50% Sold Warrants, the Company will owe the 1.50% Counterparty net shares of the Company’s common stock or cash, not offset by the 1.50% Purchased Call Options, in an amount based on the excess of the then current market price of the Company’s common stock over the strike price of the 1.50% Sold Warrants.

These transactions will generally have the effect of increasing the conversion price of the 1.50% Convertible Notes to $35.5173 per share of the Company’s common stock, representing a 52.5% percent premium based on the last reported sale price of the Company’s common stock of $23.29 per share on March 12, 2013.

Moreover, in connection with the warrant transactions with the 1.50% Counterparty, to the extent that the price of the Company’s common stock exceeds the strike price of the 1.50% Sold Warrants, the warrant transactions could have a dilutive effect on the Company’s earnings per share.

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

As of March 31, 2013 and December 31, 2012, the amount of the 2.50% Convertible Notes accounted for as a liability was approximately $257.7 million and $254.7 million, respectively, and is reflected on the unaudited condensed consolidated balance sheet as follows:

	March 31,	December 31,
(000’s omitted)	2013	2012
Equity component carrying amount	$35,996	$35,996
Unamortized discount	42,331	45,282
Net debt carrying amount	257,669	254,718

For the Current Quarter, the Company recorded additional non-cash interest expense of approximately $2.6 million, representing the difference between the stated interest rate on the 2.50% Convertible Notes and the rate for a similar instrument that does not have a conversion feature, as compared to $2.5 million in the Prior Year Quarter.

For the Current Quarter, cash interest expense relating to the 2.50% Convertible Notes was approximately $1.9 million, as compared to $1.9 million in the Prior Year Quarter.

The Convertible Notes do not provide for any financial covenants.

In connection with the sale of the 2.50% Convertible Notes, the Company entered into hedges for the 2.50% Convertible Notes (“2.50% Convertible Note Hedges”) with respect to its common stock with two entities (the “2.50% Counterparties”). Pursuant to the agreements governing these 2.50% Convertible Note Hedges, the Company purchased call options (the “2.50% Purchased Call Options”) from the 2.50% Counterparties covering up to approximately 9.8 million shares of the Company’s common stock. These 2.50% Convertible Note Hedges are designed to offset the Company’s exposure to potential dilution upon conversion of the 2.50% Convertible Notes in the event that the market value per share of the Company’s common stock at the time of exercise is greater than the strike price of the 2.50% Purchased Call Options (which strike price corresponds to the initial conversion price of the 2.50% Convertible Notes and is simultaneously subject to certain customary adjustments). On May 23, 2011, the Company paid an aggregate amount of approximately $58.7 million of the proceeds from the sale of the 2.50% Convertible Notes for the 2.50% Purchased Call Options, of which $20.6 million was included in the balance of deferred income tax assets at May 23, 2011 and is being recognized over the term of the 2.50% Convertible Notes. As of March 31, 2013, the balance of deferred income tax assets related to this transaction was approximately $13.1 million.

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

The Company has evaluated the impact of adopting guidance issued under ASC Topic 815 regarding embedded features as it relates to the 2.50% Sold Warrants, and has determined it had no impact on the Company’s results of operations and financial position through March 31, 2013, and will have no impact on the Company’s results of operations and financial position in future fiscal periods.

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

Ecko Note

In connection with the Ecko transaction, IPH Unltd issued a promissory note (“Ecko Note”) to a third party creditor (LF Centennial Limited, an affiliate of Li & Fung USA) for $90.0 million. IPH Unltd’s obligations under the Ecko Note are secured by the Ecko portfolio of trademarks and related intellectual property assets and the Zoo York trademarks and related intellectual property assets owned by ZY Holdings (see Note 3), and are further guaranteed personally by the minority owner of IPH Unltd, with no recourse to the Company other than the interest of ZY Holdings in the Zoo York trademarks and related intellectual property assets. Amounts outstanding under the Ecko Note bear interest at 7.50% per annum, with minimum principal payable in equal quarterly installments of $2.5 million, with any remaining unpaid principal balance and accrued interest to be due on June 30, 2014, the Ecko Note maturity date. The Ecko Note may be prepaid without penalty, and would be applied to the scheduled quarterly principal payments in the order of their maturity. On July 27, 2011, in connection with the Company’s purchase of the Zoo York trademark and related assets (see Note 3), IPH Unltd paid $3.0 million in principal to the holder of the Ecko Note. As of March 31, 2013, the total principal balance of the Ecko Note is $54.5 million, of which $10.0 million is included in the current portion of long-term debt on the unaudited condensed consolidated balance sheet.

Debt Maturities

As of March 31, 2013, the Company’s debt maturities on a calendar year basis are as follows:

(000’s omitted)	Total	April 1 through December 31, 2013	2014	2015	2016	2017	Thereafter
Senior Secured	$600,000	$31,500	$42,000	$42,000	$42,000	$42,000	$400,500
1.50% Convertible Notes(1)	311,538	—	—	—	—	—	311,538
2.50% Convertible Notes(2)	257,669	—	—	—	257,669	—	—
Ecko Note	54,500	7,500	47,000	—	—	—	—

Total	$1,223,707	$39,000	$89,000	$42,000	$299,669	$42,000	$712,038

(1)

Reflects the net debt carrying amount of the 1.50% Convertible Notes in the consolidated balance sheet as of March 31, 2013, in accordance with accounting for convertible notes. The principal amount owed to the holders of the 1.50% Convertible Notes is $400.0 million.

(2)

Reflects the net debt carrying amount of the 2.50% Convertible Notes in the consolidated balance sheet as of March 31, 2013, in accordance with accounting for convertible notes. The principal amount owed to the holders of the 2.50% Convertible Notes is $300.0 million.

6. Stockholders’ Equity

Stock Repurchase Program

On October 27, 2011, the Company announced that its Board of Directors had authorized the repurchase of up to $200 million of the Company’s common stock over a period of approximately three years (the “2011 Program”). The 2011 Program replaced any prior plan or authorization. The 2011 Program did not obligate the Company to repurchase any specific number of shares and could be suspended at any time at management’s discretion. During the Current Quarter, the Company repurchased 2,375,220 shares under the 2011 Program for approximately $55.5 million. During the Prior Year Quarter, the Company repurchased 2,051,654 shares under the 2011 Program for approximately $35.7 million. As of February 27, 2013, the Company had repurchased the full $200 million authorized under the 2011 Program.

On February 15, 2013, the Company’s Board of Directors authorized a program to repurchase up to $300 million of its common stock over a three year period (the “2013 Program”). This plan is in addition to the 2011 Program the Company announced in October 2011 to repurchase $200 million, which was fully expended as of February 27, 2013 (as mentioned above). During the Current Quarter, the Company repurchased 4,337,346 shares under the Program for approximately $103.4 million. As of March 31, 2013, $196.6 million remained available for repurchase under the Program.

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

Shares Reserved for Issuance

At March 31, 2013, 3,596,934 common shares were reserved for issuance under the Amended and Restated 2009 Plan. At March 31, 2013 there were no common shares available for issuance under any previous Company plan.

Stock Options and Warrants

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

The fair value for these options and warrants for all years was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

Expected Volatility	30 - 50%
Expected Dividend Yield	0%
Expected Life (Term)	3- 7 years
Risk-Free Interest Rate	3.00-4.7
5%

The options and warrants that the Company granted under its plans expire at various times, either five or ten years from the date of grant, depending on the particular grant.

There was no compensation expense related to stock option grants or warrant grants for the Current Quarter and the Prior Year Quarter.

Summaries of the Company’s stock options, warrants (other than warrants issued related to our 1.50% Convertible Notes and 2.50% Convertible Notes) and performance related options activity, and related information for the Current Quarter are as follows:

Options	Options	Weighted-Average Exercise Price
Outstanding at January 1, 2013	1,444,150	$5.90
Granted	—	—
Canceled	—	—
Exercised	(70,823)	1.72
Expired/Forfeited	—	—

Outstanding at March 31, 2013	1,373,327	$6.12

Exercisable at March 31, 2013	1,373,327	$6.12

Warrants	Warrants	Weighted-Average Exercise Price
Outstanding at January 1, 2013	190,000	$19.80
Granted	—	—
Canceled	—	—
Exercised	—	—
Expired/Forfeited	—	—

Outstanding at March 31, 2013	190,000	$19.80

Exercisable at March 31, 2013	190,000	$19.80

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

The following tables summarize information about unvested restricted stock transactions:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested, January 1, 2013	2,612,000	$18.56
Granted	233,666	21.60
Vested	(50,329)	16.52
Forfeited/Canceled	—	—

Non-vested, March 31, 2013	2,795,337	$18.85

Compensation expense related to restricted stock grants for the Current Quarter and the Prior Year Quarter was approximately $1.9 million and $2.6 million, respectively. An additional amount of $12.4 million is expected to be expensed over a period of approximately four years. During the Current Quarter and the Prior Year Quarter, the Company withheld shares valued at $2.1 million, and $0.2 million, respectively, of its restricted common stock in connection with net share settlement of restricted stock grants and option exercises.

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

As of March 31, 2013, of the total potentially dilutive shares related to restricted stock-based awards, stock options and warrants, approximately 1.4 million were anti-dilutive, compared to 0.1 million as of March 31, 2012.

As of March 31, 2013, none of the performance related restricted stock-based awards issued in connection with the Company’s employment agreement with its chairman, chief executive officer and president were anti-dilutive.

Warrants issued in connection with the Company’s 1.50% Convertible Notes financing and 2.50% Convertible Notes financing were anti-dilutive and therefore not included in this calculation. Portions of the 1.50% Convertible Notes and the 2.50% Convertible Notes that would be subject to conversion to common stock were anti-dilutive as of March 31, 2013 and therefore not included in this calculation.

A reconciliation of weighted average shares used in calculating basic and diluted earnings per share follows:

	For the Three Months Ended March 31, (unaudited)
(000’s omitted)	2013	2012
Basic	64,208	72,302
Effect of exercise of stock options	1,066	1,008
Effect of contingent common stock issuance	—	144
Effect of assumed vesting of restricted stock	1,418	1,151

Diluted	66,692	74,605

8. Commitments and Contingencies

Normal Course litigation

From time to time, the Company is also made a party to litigation incurred in the normal course of business. While any litigation has an element of uncertainty, the Company believes that the final outcome of any of these routine matters will not have a material effect on the Company’s financial position or future liquidity.

9. Related Party Transactions

The Candie’s Foundation

The Candie’s Foundation, a charitable foundation founded by Neil Cole for the purpose of raising national awareness about the consequences of teenage pregnancy, owed the Company $0.6 million and $0.6 million at March 31, 2013 and December 31, 2012, respectively. The Candie’s Foundation intends to pay-off the entire borrowing from the Company during 2013, although additional advances will be made as and when necessary.

Travel

The Company recorded expenses of $39 for the Current Quarter for the hire and use of aircraft solely for business purposes owned by a company in which the Company’s chairman, chief executive officer and president is the sole owner. There were no such expenses in the Prior Year Quarter. Management believes that all transactions were made on terms and conditions no less favorable than those available in the marketplace from unrelated parties.

10. Segment and Geographic Data

The Company has one reportable segment, licensing and commission revenue generated from its brands. The geographic regions consist of the United States and Other (which principally represents Canada, Japan and Europe). Revenues attributed to each region are based on the location in which licensees are located.

The net revenues by type of license and information by geographic region are as follows:

	For the three months ended March 31, (unaudited)
(000’s omitted)	2013	2012
Licensing and other revenue by category:
Direct-to-retail license	$40,845	$42,473
Wholesale license	58,881	40,780
Entertainment and other	5,336	5,198

	$105,062	$88,451

Licensing and other revenue by geographic region:
United States	$74,856	$73,814
Japan	6,177	6,357
Other(1)	24,029	8,280

	$105,062	$88,451

(1)	No single country represented 10% of the Company’s revenues in the periods presented in this table.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary. We are a brand management company engaged in licensing, marketing and providing trend direction for a diversified and growing consumer brand portfolio. Our brands are sold across every major segment of retail distribution, from luxury to mass. As of March 31, 2013, we owned the following iconic consumer brands: Candie’s, Bongo, Badgley Mischka, Joe Boxer, Rampage, Mudd, London Fog, Mossimo, Ocean Pacific/OP, Danskin/Danskin Now, Rocawear, Cannon, Royal Velvet, Fieldcrest, Charisma, Starter, Waverly, Zoo York, Sharper Image, Umbro and Lee Cooper. In addition, Scion LLC, a joint venture in which we have a 50% controlling investment, owns the Artful Dodger brand and has investments in the BBC and Ice Cream brands; Hardy Way, a joint venture in which we have an 85% controlling investment, owns the Ed Hardy brands (see Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements); IPH Unltd, a joint venture in which we have a 51% controlling investment, owns the Ecko brands; MG Icon, a joint venture in which we have a 50% investment, owns the Material Girl and Truth or Dare brands; Peanuts Holdings, a joint venture in which we have an 80% controlling investment, owns, through its wholly-owned subsidiary Peanuts Worldwide, the Peanuts brands and characters; Icon Modern Amusement, a joint venture in which we have a 51% controlling investment, owns the Modern Amusement brand; and Alberta ULC, a joint venture in which we have a 51% controlling investment, owns the Buffalo brand. We license our brands worldwide through over 1,000 direct-to-retail and wholesale licenses for use across a wide range of product categories, including sportswear, fashion accessories, footwear, entertainment, home products and décor, and beauty and fragrance. Our business model allows us to focus on our core competencies of marketing and managing brands without many of the risks and investment requirements associated with a more traditional operating company.

Our licensing agreements with leading retail and wholesale licensees throughout the world provide us with a predictable stream of guaranteed minimum royalties.

Our growth strategy is focused on increasing licensing revenue from our existing portfolio of brands through the addition of new product categories, expanding the retail penetration of our existing brands and optimizing the sales of our licensees. We will also seek to continue the international expansion of our brands by partnering with leading licensees and/or joint venture partners throughout the world. In addition, we believe we will continue to acquire iconic consumer brands with applicability to a wide range of merchandise categories and an ability to further diversify our brand portfolio.

Results of Operations

The Current Quarter compared to the Prior Year Quarter

Licensing and Other Revenue. Licensing and other revenue for the Current Quarter totaled $105.1 million, a 19% increase as compared to $88.5 million for the Prior Year Quarter. After excluding revenue in the Current Quarter totaling approximately $18.6 million for which there is no comparable revenue in the Prior Year Quarter (i.e. the acquisition of Umbro in November 2012; the acquisition of Buffalo in February 2013, and the acquisition of Lee Cooper in February 2013 – see Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements for descriptions of these transactions), the resulting decrease in comparable revenue was primarily related to our brands at Wal-Mart (ie. OP, Danskin and Starter), partially offset by gains in our Mudd, Rampage and Bongo brands.

Operating Expenses. Selling, general and administrative expenses, herein referred to as SG&A, totaled $38.8 million for the Current Quarter compared to $30.9 million for the Prior Year Quarter. After excluding SG&A totaling $4.8 million (which includes transaction costs of approximately $1.5 million) in the Current Quarter for which there is no comparable SG&A in the Prior Year Quarter (i.e. the acquisition of Umbro in November 2012; the acquisition of Buffalo in February 2013, and the acquisition of Lee Cooper in February 2013 – see Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements for descriptions of these transactions), comparable SG&A increased approximately $3.1 million. This increase in comparable SG&A was primarily driven by approximately $2.0 million of professional fees incurred in connection with an unconsummated transaction, and an increase in advertising expense of approximately $1.2 million.

Operating Income. Operating income for the Current Quarter increased to $66.2 million, or approximately 63% of total revenue, compared to $57.6 million or approximately 65% of total revenue in the Prior Year Quarter.

Other Expenses – Net. Other expenses – net changed by approximately $0.1 million from approximately $11.8 million of other expenses—net in the Prior Year Quarter to approximately $11.9 million of other expenses – net in the Current Quarter. Interest expense increased approximately $0.5 million for the following reasons: (i) interest related to our Senior Secured Notes (issued November 2012) was approximately $6.3 million, for which there is no comparable expense in the Prior Year Quarter, and (ii) interest related to our 1.50% Convertible Notes (issued March 2013) was approximately $0.9 million, for which there is no comparable expense in the Prior Year Quarter; partially offset by: (i) interest expense related to our 1.875% Convertible Notes (repaid and retired in June 2012) was $5.9 million, and (ii) interest expense related to our Asset-Backed Notes (repaid and extinguished in November 2012) was $0.9 million, for which there is no comparable expense in the Current Quarter.

Provision for Income Taxes. The effective income tax rate for the Current Quarter is approximately 27.7% resulting in a $15.0 million income tax expense, as compared to an effective income tax rate of 32.5% in the Prior Year Quarter which resulted in the $14.8 million income tax expense. The decrease in our effective tax rate primarily relates to a greater portion of our income being generated and permanently reinvested in countries outside the U.S. that have lower statutory rates than the U.S.

Net Income. Our net income was approximately $39.3 million in the Current Quarter, compared to net income of approximately $30.9 million in the Prior Year Quarter, as a result of the factors discussed above.

Liquidity and Capital Resources

Liquidity

Our principal capital requirements have been to fund acquisitions, working capital needs and, to a lesser extent, share repurchases and capital expenditures. We have historically relied on internally generated funds to finance our operations and our primary source of capital needs for acquisition has been the issuance of debt and equity securities. At March 31, 2013 and December 31, 2012, our cash totaled $376.3 million and $255.0 million, respectively, including short-term restricted cash of $61.5 million and $16.4 million, respectively.

In March 2013, we issued our 1.50% Convertible Notes, the proceeds of which (including transaction fees) were approximately $391.0 million. In connection with this transaction, we entered into the 1.50% Convertible Note Hedges and sold the 1.50% Convertible Note Warrants, the net cost of which was $26.4 million. Further, in connection with this offering, we entered into a private transaction whereby we repurchased 2,964,000 shares of our common stock from a third party for $69.0 million.

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

Changes in Working Capital

At March 31, 2013 and December 31, 2012, the working capital ratio (current assets to current liabilities) was 3.86 to 1 and 3.64 to 1, respectively. Commentary on components of our cash flows for the Current Quarter as compared to the Prior Year Quarter is set forth below:

Operating Activities

Net cash provided by operating activities increased approximately $1.3 million, from $52.2 million in the Prior Year Quarter to $53.5 million in the Current Quarter. This increase is partially due to an increase in net income of approximately $8.4 million from $30.9 million in the Prior Year Quarter to approximately $39.3 million in the Current Quarter for the reasons discussed above, as well as an increase in deferred revenue primarily due to both the timing of certain payments received from licensees in the Current Quarter, partially offset by an increase in accounts receivable primarily driven by our most recent acquisitions (i.e. Umbro, Buffalo and Lee Cooper).

Investing Activities

Net cash used in investing activities in the Current Quarter increased approximately $130.8 million, from $3.4 million in the Prior Year Quarter to $134.2 million in the Current Quarter. This increase is primarily due to our acquisition of a 51% controlling interest in the Buffalo brand for $76.5 million, and our acquisition of the Lee Cooper brand for $66.7 million (excluding working capital acquired). This increase was partially offset by (i) proceeds of $7.3 million related to the sale of the London Fog outerwear category to one of our London Fog licensees in the Current Quarter versus proceeds of approximately $1.5 million in the Prior Year Quarter for our sale of the Ed Hardy and Zoo York trademarks to Iconix Latin America, and (ii) an increase of $6.3 million in net distributions from equity partners, from $4.4 million in net distributions to equity partners in the Prior Year Quarter to $1.9 million in net distributions from equity partners in the Current Quarter.

Financing Activities

Net cash provided by financing activities increased $210.9 million, from $54.0 million of net cash used in financing activities in the Prior Year Quarter to net cash provided by financing activities of $156.9 million in the Current Quarter. The main driver of this net increase of cash provided by financing activities of $210.9 million was as a result of aggregate net cash received of $365.6 million from our 1.50% Convertible Notes offering, net of the cost of hedges and sale of warrants related to this offering. This was partially offset by (i) an increase in shares on the open market, from $35.7 million in the Prior Year Quarter to $158.9 million in the Current Quarter as part of a stock repurchase plan, and (ii) an increase in our current restricted stock, from $12.8 in the Prior Year Quarter to $45.2 million in the Current Quarter, which is directly related to the reserve accounts for the Senior Secured Notes which did not exist in the Prior Year Quarter.

Other Matters

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

Moreover, in connection with the warrant transaction with the counterparties related to our 1.50% Convertible Notes and our 2.50% Convertible Notes, to the extent that the price of our common stock exceeds the strike price of the warrants, the warrant transaction could have a dilutive effect on our earnings per share.

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

The principal executive officer and principal financial officer also conducted an evaluation of internal control over financial reporting, herein referred to as internal control, to determine whether any changes in internal control occurred during the three months ended March 31, 2013 that may have materially affected or which are reasonably likely to materially affect internal control. Based on that evaluation, there has been no change in the Company’s internal control during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control.

PART II. Other Information

Item 1. Legal Proceedings.

See Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1A. Risk Factors.

In addition to the risk factors disclosed in Part 1, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012, set forth below are certain factors that have affected, and in the future could affect, our operations or financial condition. We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could impact our operations. The risks described below and in our Annual Report on Form 10-K for the year ended December 31, 2012 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our financial condition and/or operating results.

Our existing and future debt obligations could impair our liquidity and financial condition, and in the event we are unable to meet our debt obligations we could lose title to our trademarks.

As of March 31, 2013, our consolidated balance sheet reflects debt of approximately $1,223.7 million, including secured debt of $654.5 million ($600 million under the Senior Secured Notes, and $54.5 million under the Ecko Note). In accordance with ASC 820, our 1.50% Convertible Notes and our 2.50% Convertible Notes is included in our $1,223.7 million of consolidated debt at a net debt carrying value of $311.5 and $257.7 million, respectively; however, the principal amount owed to the holders of our 1.50% Convertible Notes and 2.50% Convertible Notes is $400.0 million (due March 2018) and $300.0 million (due June 1, 2016), respectively. Also the Ecko Note, while consolidated on our balance sheet, is an obligation solely of the IPH Unltd joint venture, with no recourse to the Company beyond the Zoo York marks pledged as security thereunder by ZY Holdings. We may also assume or incur additional debt, including secured debt, in the future in connection with, or to fund, future acquisitions. Our debt obligations:

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

While we believe that by virtue of the cash on our balance sheet as of March 31, 2013, our ability to draw down additional funds under a revolving financing facility consisting of variable funding notes, herein referred to as Variable Funding Notes, and the guaranteed minimum and percentage royalty payments due to us under our licenses we will generate sufficient revenues from our licensing operations to satisfy our obligations for the foreseeable future, in the event that we were to fail in the future to make any required payment under agreements governing our indebtedness or fail to comply with the financial and operating covenants contained in those agreements, we would be in default regarding that indebtedness. A debt default could significantly diminish the market value and marketability of our common stock and could result in the acceleration of the payment obligations under all or a portion of our consolidated indebtedness.

A substantial portion of our licensing revenue is concentrated with a limited number of licensees such that the loss of any of such licensees could decrease our revenue and impair our cash flows.

Our licensees with Wal-Mart, Target, Kmart/Sears and Kohl’s, were our four largest direct-to-retail licensees during the Current Quarter, representing approximately 14%, 10%, 5% and 5%, respectively, of our total revenue for such period, while Li & Fung USA was our largest wholesale licensee, representing approximately 5% of our total revenue for such period. Because we are dependent on these licensees for a significant portion of our licensing revenue, if any of them were to have financial difficulties affecting their ability to make payments, or if any of these licensees decides not to renew or extend any existing agreement with us, or to significantly reduce its sales of licensed products under any of the agreement(s), our revenue and cash flows could be reduced substantially.

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

As of March 31, 2013, goodwill represented approximately $230.8 million, or approximately 8% of our total consolidated assets, and trademarks and other intangible assets represented approximately $1,962.2 million, or approximately 69% of our total consolidated assets. Under current U.S. GAAP accounting standards, goodwill and indefinite life intangible assets, including some of our trademarks, are no longer amortized, but instead are subject to impairment evaluation based on related estimated fair values, with such testing to be done at least annually. While, to date, no impairment write-downs have been necessary, any write-down of goodwill or intangible assets resulting from future periodic evaluations would, as applicable, either decrease our net income or increase our net loss and those decreases or increases could be material.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There have been no unregistered sales of equity securities during the Current Quarter. The following table represents information with respect to purchases of common stock made by the Company during the Current Quarter:

Month of purchase	Total number of shares purchased*	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)(2)		Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January 1 – January 31	232	$23.68	1,324,423		$24,923,435
February 1 – February 28	44,963	$23.68	1,224,143		$295,877,887	(2)
March 1 – March 31	11,982	$23.44	4,164,000	(3)	$196,598,772

Total	57,177	$23.63	6,712,566		$196,598,772

(1)	On October 27, 2011, the Company announced that the Board of Directors authorized the repurchase of up to $200 million of the Company’s common stock over a period ending October 31, 2015, herein referred to as the 2011 Program. The 2011 Program replaced any prior plan or authorization. The repurchase plan did not obligate the Company to repurchase any specific number of shares and may be suspended at any time at management’s discretion. The 2011 Program was fully expended on February 27, 2013.
(2)	On February 15, 2013, the Board of Directors authorized the repurchase of up to $300 million of the Company’s common stock over a period ending February 15, 2016, herein referred to as the 2013 Program. The 2013 Program is in addition to the 2011 Program. The 2013 Program does not obligate the Company to repurchase any specific number of shares and may be suspended at any time at management’s discretion.
(3)	Includes 2,964,000 shares repurchased from a third party in a private transaction for $69.0 million in connection with the sale of the 1.50% Convertible Notes.
*	Amounts not purchased under the repurchase plan represent shares surrendered to the Company to pay withholding taxes due upon the vesting of restricted stock.

Item 6. Exhibits

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

Exhibit 10.88	Confirmation of OTC Warrant Transaction, dated March 13, 2013, between the Company and Barclays Capital Inc., acting as agent for Barclays Bank PLC *

Exhibit 10.89	Confirmation of Additional OTC Warrant Transaction, dated March 13, 2013, between the Company and Barclays Capital Inc., acting as agent for Barclays Bank PLC*

Exhibit 31.1	Certification of Chief Executive Officer Pursuant To Rule 13a-14 or 15d-14 of The Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002*

Exhibit 31.2	Certification of Chief Financial Officer Pursuant To Rule 13a-14 or 15d-14 of The Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002*

Exhibit 32.1	Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002*

Exhibit 32.2	Certification of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002*

Exhibit 101.INS	XBRL Instance Document*

Exhibit 101.SCH	XBRL Schema Document*

Exhibit 101.CAL	XBRL Calculation Linkbase Document*

Exhibit 101.DEF	XBRL Definition Linkbase Document*

Exhibit 101.LAB	XBRL Label Linkbase Document*

Exhibit 101.PRE	XBRL Presentation Linkbase Document*

*	Filed herewith.

Table of Contents

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Iconix Brand Group, Inc.
(Registrant)

Date: May 7, 2013	/s/ Neil Cole
Neil Cole
Chairman of the Board, President
and Chief Executive Officer

Date: May 7, 2013	/s/ Warren Clamen
Warren Clamen
Executive Vice President
and Chief Financial Officer