Form 10-Q
period 2013-06-30
ICONIX BRAND GROUP, INC.
filed 2013-08-09
CIK 857737

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2013

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

Common Stock, $.001 Par Value – 54,228,748 shares as of August 1, 2013.

Part I. Financial Information

Item 1. Financial Statements

Iconix Brand Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except par value)

	June 30, 2013	December 31, 2012
	(unaudited )
Assets
Current Assets:
Cash (including restricted cash of $47,768 in 2013 and $16,362 in 2012)	$441,082	$255,034
Accounts receivable	110,049	85,249
Deferred income tax assets	3,497	3,497
Other assets – current	26,305	22,571

Total Current Assets	580,933	366,351

Property and equipment:
Furniture, fixtures and equipment	20,402	19,734
Less: Accumulated depreciation	(10,885)	(9,644)

	9,517	10,090

Other Assets:
Other assets	23,641	24,082
Trademarks and other intangibles, net	1,949,756	1,769,508
Deferred financing costs, net	28,174	21,250
Investments and joint ventures	73,496	64,770
Goodwill	230,808	225,687

	2,305,875	2,105,297

Total Assets	$2,896,325	$2,481,738

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$30,571	$33,405
Deferred revenue	41,170	9,055
Current portion of long-term debt	58,238	52,000
Other liabilities – current	6,150	6,150

Total Current Liabilities	136,129	100,610

Deferred income tax liability	217,316	206,912
Long-term debt, less current maturities	1,382,392	859,718
Deferred revenue	1,152	4,898
Other liabilities	6,753	9,760

Total Liabilities	1,743,742	1,181,898

Commitments and contingencies

Stockholders’ Equity
Common stock, $.001 par value shares authorized 150,000; shares issued 76,778 and 76,549, respectively	77	77
Additional paid-in capital	894,203	815,935
Retained earnings	602,734	529,829
Accumulated other comprehensive loss (currency translation adjustment)	(7,195)	—
Less: Treasury stock – 21,877 and 9,941 shares at cost, respectively	(464,942)	(159,690)

Total Iconix Brand Group, Inc. Stockholders’ Equity	1,024,877	1,186,151

Non-controlling interest	127,706	113,689

Total Stockholders’ Equity	1,152,583	1,299,840

Total Liabilities and Stockholders’ Equity	$2,896,325	$2,481,738

See Notes to Unaudited Condensed Consolidated Financial Statements.

Unaudited Condensed Consolidated Income Statements

(in thousands, except earnings per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Licensing and other revenue	$115,125	$93,646	$220,187	$182,097

Selling, general and administrative expenses	43,611	34,641	82,437	65,540

Operating income	71,514	59,005	137,750	116,557

Other (income) expenses:
Interest expense	19,097	12,882	33,292	26,602
Interest and other income	(5,995)	(568)	(6,323)	(1,160)
Equity earnings on joint ventures	(2,264)	(1,460)	(4,200)	(2,758)

Other expenses – net	10,838	10,854	22,769	22,684

Income before income taxes	60,676	48,151	114,981	93,873

Provision for income taxes	18,661	16,178	33,692	31,021

Net income	$42,015	$31,973	$81,289	$62,852

Less: Net income attributable to non-controlling interest	$3,299	$3,388	$8,384	$6,668

Net income attributable to Iconix Brand Group, Inc.	$38,716	$28,585	$72,905	$56,184

Earnings per share:
Basic	$0.69	$0.41	$1.21	$0.79

Diluted	$0.66	$0.40	$1.16	$0.76

Weighted average number of common shares outstanding:
Basic	56,405	70,085	60,316	71,317

Diluted	58,994	72,216	62,853	73,534

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$42,015	$31,973	$81,289	$62,852
Other comprehensive income:
Foreign currency translation	4,239	—	(7,195)	—
Change in fair value of cash flow hedge	—	—	—	483

Total other comprehensive income	4,239	—	(7,195)	483

Comprehensive income	$46,254	$31,973	$74,094	$63,335

Less: comprehensive income attributable to non-controlling interest	(3,299)	(3,388)	(8,384)	(6,668)

Comprehensive income attributable to Iconix Brand Group, Inc.	$42,955	$28,585	$65,710	$56,667

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

Six Months Ended June 30, 2013

(in thousands)

	Common Stock		Additional Paid	Retained	Accumulated Other Comprehensive	Treasury	Non-Controlling
	Shares	Amount	in Capital	Earnings	Loss	Stock	Interest	Total

Balance at January 1, 2013	76,549	$77	$815,935	$529,829	$—	$(159,690)	$113,689	$1,299,840
Shares issued on exercise of stock options and warrants	71	—	122	—	—	—	—	122

Shares issued on vesting of restricted stock	158	—	—	—	—	—	—	—
Purchase of minority interest in consolidated joint venture	—	—	17,246	—	—	—	—	17,246
Compensation expense in connection with restricted stock and stock options	—	—	7,931	—	—	—	—	7,931
Cost of shares repurchased on vesting of restricted stock and exercise of stock options	—	—	—	—	—	(2,488)	—	(2,488)

Shares repurchased on the open market	—	—	—	—	—	(302,764)	—	(302,764)

Equity portion of convertible notes	—	—	49,931	—	—	—	—	49,931

Net cost of hedge on convertible notes	—	—	3,038	—	—	—	—	3,038

Net income	—	—	—	72,905	—	—	8,384	81,289

Foreign currency translation	—	—	—	—	(7,195)	—	—	(7,195)

Distributions to joint ventures	—	—	—	—	—	—	(5,614)	(5,614)

Non-controlling interest of acquired companies	—	—	—	—	—	—	11,247	11,247

Balance at June 30, 2013	76,778	$77	$894,203	$602,734	$(7,195)	$(464,942)	$127,706	$1,152,583

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended
	June 30, 2013	June 30, 2012
Cash flows provided by operating activities:
Net income	$81,289	$62,852
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation of property and equipment	1,241	1,531
Amortization of trademarks and other intangibles	3,781	2,765
Amortization of deferred financing costs	1,727	1,057
Amortization of convertible notes discount	10,537	14,094
Stock-based compensation expense	7,931	5,206
Provision for doubtful accounts	2,140	1,400
Earnings on equity investments in joint ventures	(4,200)	(2,758)
Deferred income tax provision	8,412	14,760
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(20,403)	4,424
Other assets – current	(3,145)	6,503
Other assets	(2,185)	7,547
Deferred revenue	18,968	(2,810)
Accounts payable and accrued expenses	(1,780)	(2,814)

Net cash provided by operating activities	104,313	113,757

Cash flows used in investing activities:
Purchases of property and equipment	(668)	(791)
Acquisition of interest in IPH Unltd	(45,000)	—
Acquisition of interest in Buffalo	(76,500)	—
Acquisition of Lee Cooper	(66,667)	—
Net distributions to equity partners	(1,260)	(4,865)
Additional investments in joint ventures	(37)	(3,771)
Earn-out payments on acquisitions	—	(6,854)
Proceeds from sale of trademarks	16,141	4,490
Additions to trademarks	(126)	(504)

Net cash used in investing activities	(174,117)	(12,295)

Cash flows provided by (used in) financing activities:
Proceeds from long-term debt	662,188	150,000
Proceeds from sale of warrants	57,707	—
Payment for purchase of convertible note hedge	(84,106)	—
Proceeds from exercise of stock options and warrants	122	757
Payment of long-term debt	(67,500)	(306,561)
Acquisition of interest in MG Icon	(3,000)	(4,000)
Excess tax benefit from share-based payment arrangements	—	1,574
Shares repurchased on open market	(302,764)	(85,062)
Deferred financing costs	(3,839)	(54)
Shares repurchased on vesting of restricted stock and stock option exercises	(2,488)	(991)
Restricted cash – current	(31,406)	(9,503)
Restricted cash – non-current	—	7,220

Net cash provided (used in) by financing activities	224,914	(246,620)

Effect of exchange rate changes on cash	(468)	—

Net increase (decrease) in cash and cash equivalents	154,642	(145,158)
Cash and cash equivalents, beginning of period	238,672	167,717

Cash and cash equivalents, end of period	$393,314	$22,559
Balance of restricted cash – current	47,768	23,574

Total cash and cash equivalents including current restricted cash, end of period	$441,082	$46,133

Supplemental disclosure of cash flow information:

	Six Months Ended June 30,
(in thousands)	2013	2012
Cash paid during the period:
Income taxes	$16,022	$6,406

Interest	$16,999	$10,728

	Six Months Ended June 30,
(in thousands)	2013	2012
Acquisitions:		0
Common stock issued	$—	$2,221

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2013

(dollars are in thousands (unless otherwise noted) except per share data)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of Iconix Brand Group, Inc. (the “Company”, “we”, “us”, or “our”), all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months (“Current Quarter”) and six months (“Current Six Months”) ended June 30, 2013 are not necessarily indicative of the results that may be expected for a full fiscal year.

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (“FY 2012”).

2. Trademarks and Other Intangibles, net

Trademarks and other intangibles, net consist of the following:

		June 30, 2013		December 31, 2012
(000’s omitted)	Estimated Lives in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Indefinite life trademarks and copyrights	Indefinite	$1,930,100	$—	$1,750,201	$—
Definite life trademarks	10-15	19,605	8,804	19,603	8,077
Non-compete agreements	2-15	940	98	10,475	10,475
Licensing contracts	1-9	23,811	15,798	20,636	12,855

		$1,974,456	$24,700	$1,800,915	$31,407

Trademarks and other intangibles, net			$1,949,756		$1,769,508

Amortization expense for intangible assets for the Current Quarter and for the three months ended June 30, 2012 (the “Prior Year Quarter”) was $1.9 million and $1.3 million, respectively. Amortization expense for intangible assets for the Current Six Months and for the six months ended June 30, 2012 (the “Prior Year Six Months”) was $3.8 million and $2.8 million, respectively.

The trademarks of Candie’s, Bongo, Joe Boxer, Rampage, Mudd, London Fog, Mossimo, Ocean Pacific, Danskin, Rocawear, Cannon, Royal Velvet, Fieldcrest, Charisma, Starter, Waverly, Ecko, Zoo York, Peanuts, Ed Hardy, Sharper Image, Umbro, Modern Amusement, Buffalo and Lee Cooper have been determined to have an indefinite useful life and accordingly no amortization has been recorded in the Company’s consolidated income statements. Instead, each of these intangible assets are tested for impairment at least annually on an individual basis as separate single units of accounting, with any related impairment charge recorded to the income statement at the time of determining such impairment. There was no impairment of the indefinite-lived trademarks and the definite-lived trademarks in the Current Six Months or the Prior Year Six Months.

3. Acquisitions, Investments and Joint Ventures

Lee Cooper

On February 20, 2013, the Company, through its wholly-owned subsidiary Iconix Luxembourg Holdings SÀRL, acquired the Lee Cooper brand for approximately $72.7 million, which was funded entirely from cash on hand. Founded in 1908, Lee Cooper is an iconic British denim brand that has expanded into multiple lifestyle categories including men’s and women’s casual wear, footwear and accessories.

The Lee Cooper trademark has been determined by management to have an indefinite useful life and accordingly, consistent with ASC Topic 350, no amortization is being recorded in the Company’s consolidated income statements. The goodwill and trademarks are subject to a test for impairment on an annual basis. The $1.1 million purchase price allocated to goodwill is deductible for income tax purposes. The licensing contracts are being amortized on a straight-line basis over the remaining contractual periods of approximately 1 to 9 years.

Buffalo Brand Joint Venture

On February 1, 2013, Iconix CA Holdings, LLC (“ICA Holdings”), a Delaware limited liability company and a wholly-owned subsidiary of the Company, formed a joint venture with Buffalo International ULC (“BII”). The name of the joint venture is 1724982 Alberta ULC (the “Alberta ULC”), an Alberta, Canada unlimited liability company. The Company, through ICA Holdings, paid $76.5 million, which was funded entirely from cash on hand, in exchange for a 51% controlling ownership of the Alberta ULC which consists of a combination of equity and a promissory note. BII owns the remaining 49% interest in the Alberta ULC. The Alberta ULC owns the intellectual property rights, licenses and other assets relating principally to the Buffalo David Bitton brand (the “Buffalo brand”). Concurrently, the Alberta ULC and BII entered into a license agreement pursuant to which the Alberta ULC licensed the Buffalo brand to BII as licensee in certain categories and geographies. Additionally, ICA Holdings and BII entered into a shareholder agreement with respect to the Alberta ULC.

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

In accordance with ASC Topic 810, the Company recognizes the non-controlling interest of Alberta ULC as equity in the unaudited condensed consolidated financial statements and separate from the parent’s equity. As such, for the Current Quarter and the Current Six Months the amount of net income attributable to the non-controlling interest is approximately $2.1 million and $3.9 million, respectively, and has been included in net income attributable to non-controlling interest in the unaudited condensed consolidated income statement.

The Buffalo brand trademark has been determined by management to have an indefinite useful life and accordingly, consistent with ASC Topic 350, no amortization is being recorded in the Company’s consolidated income statements. The goodwill and trademarks are subject to a test for impairment on an annual basis. The $4.1 million of purchase price allocated to goodwill is deductible for income tax purposes. The licensing contracts are being amortized on a straight-line basis over the remaining contractual periods of approximately 1 to 5 years.

As of June 30, 2013, the impact of consolidating Alberta ULC on the Company’s unaudited condensed consolidated balance sheet has increased current assets by $10.5 million, non-current assets by $149.7 million, current liabilities by $0.9 million and total liabilities by $0.9 million.

Iconix Canada Joint Venture

In June 2013, the Company contributed substantially all economic rights to its brands in Canada to Iconix Canada L.P., ICO Brands L.P., and 8560854 Canada, Inc. (together, “Iconix Canada”), all then newly formed joint ventures with BII and its subsidiaries. In consideration for its aggregate 50% interest in Iconix Canada, BII agreed to pay $17.7 million in cash to the Company, of which approximately $8.8 million was paid upon closing of this transaction in June 2013, the remaining $8.8 million of which is a note payable to the Company to be paid over three years, with final payment in June 2016. Of the $8.8 million note receivable, $2.9 million is included in other assets – current, the remaining $5.9 of which is included in other assets on the unaudited condensed consolidated balance sheet at June 30, 2013. As a result of this transaction, the Company recognized a gain of approximately $9.8 million which is included in licensing and other revenue on the unaudited condensed consolidated income statement for the Current Quarter and Current Six Months.

Pursuant to the limited partnership agreement between the Company and BII and its subsidiaries, between the second and third anniversaries of June 2013, the Company has a call option to purchase from BII 5% of the limited partnership interests held by BII and its subsidiaries in Iconix Canada.

At inception, the Company determined, in accordance with ASC 810, based on the corporate structure, voting rights and contributions of the Company and BII, that Iconix Canada is not a variable interest entity and not subject to consolidation. The Company has recorded its investment under the equity method of accounting.

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

The Umbro brand trademark has been determined by management to have an indefinite useful life and accordingly, consistent with ASC Topic 350, no amortization is being recorded in the Company’s consolidated income statements. The goodwill and trademarks are subject to a test for impairment on an annual basis. The $2.3 million of purchase price allocated to goodwill is deductible for income tax purposes. The licensing contracts are being amortized on a straight line basis over the remaining contractual periods of approximately 1 to 9 years.

Iconix Lifestyle India Private Limited

In May 2012, the Company contributed substantially all rights to its wholly-owned and controlled brands in India to Imaginative Brand Developers Private Limited, now known as Iconix Lifestyle India Private Limited (“Iconix India”), a then newly formed subsidiary of the Company. Shortly thereafter, Reliance Brands Limited (“Reliance”), an affiliate of the Reliance Group, purchased a 50% interest in Iconix India for $6.0 million. Reliance paid $2.0 million upon the closing of the transaction and committed to pay an additional $4.0 million over the 48-month period following closing. As a result of this transaction, the Company recorded a gain of $5.6 million, which was included in licensing and other revenue in FY 2012. As of June 30, 2013, of the $4.0 million remaining due to the Company from Reliance, $1.0 million is included in other assets – current and $3.0 million is included in other assets on the unaudited consolidated balance sheet. Additionally, pursuant to the terms of the transaction, the Company and Reliance each agreed to contribute 100 million rupees (approximately $2.0 million) to Iconix India as working capital, of which 25 million rupees (approximately $0.5 million) was contributed at closing with the balance to be contributed based on the capital requirements of Iconix India as agreed upon by the Company and Reliance.

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

In March 2009, the Company, through its investment in Scion, effectively acquired a 16.6% interest in one of its licensees, Roc Apparel Group LLC (“RAG”) for $1. The Company has determined that this entity is a variable interest entity as defined by ASC Topic 810, however, the Company is not the primary beneficiary of this entity. The investment in this entity is accounted for under the cost method of accounting. As part of the transaction, the Company and its Scion partner each contributed approximately $2.1 million to Scion, totaling approximately $4.1 million, which was deposited as cash collateral under the terms of RAG’s financing agreements. In June 2010, approximately $3.3 million of the collateral was released to Scion and distributed to the Scion members equally; as of December 31, 2011 the remaining $0.8 million was included in short-term restricted cash on the Company’s consolidated balance sheet. In January 2012, the Company and its Scion partner each contributed $1.1 million, totaling $2.2 million, to Scion, which was deposited as additional cash collateral under the new terms of RAG’s financing agreements. In January 2013, the Company contributed an additional $2.6 million to the cash collateral pool under RAG’s financing agreements. The aggregate $5.6 million of cash collateral, which is owned by Scion, is included as short-term restricted cash in the Company’s unaudited condensed consolidated balance sheet as of June 30, 2013.

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

As of June 30, 2013 and December 31, 2012, the carrying value of the consolidated assets that are collateral for the variable interest entity’s obligations total $10.0 million and $10.6 million, respectively, which is comprised of the Artful Dodger trademark.

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

In December 2011, China Outfitters, completed an initial public offering on the Hong Kong Stock Exchange. As a result of this public offering, Iconix China’s investment in its joint venture with China Outfitters, which had a cost basis of approximately $2.6 million, was replaced with common stock of the newly formed public company, China Outfitters, the fair value of which was approximately $15.3 million, and in accordance with ASC Topic 845 a net gain of approximately $12.7 million was recognized by Iconix China at the time of the public offering to reflect the exchange of the original investment for the fair value of the China Outfitters common stock received through the public offering. The Company’s 50% share of the net gain of $12.7 million recognized by Iconix China in this transaction, amounting to approximately $6.4 million, is included in equity earnings on joint ventures in the Company’s consolidated income statement for the year ended December 31, 2011 (“FY 2011”).

As of June 30, 2013, the Company has not received any income distributions from Iconix China.

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

During FY 2011, the Company contributed to Iconix Latin America its share of the rights to revenues from IPH Unltd (see below) from the exploitation of the Ecko brands in the Latin America Territory. Also in FY 2011, the Company contributed to Iconix Latin America its rights to the Ed Hardy brands for the Latin America Territory. During FY 2012, the Company contributed to Iconix Latin America the rights to the Zoo York and Sharper Image brands for the Latin America Territory. In aggregate consideration for these contributions, New Brands agreed to pay an aggregate of approximately $5.7 million to the Company. As of June 30, 2013, the balance owed to the Company under this obligation is approximately $2.6 million, $1.8 million of which is included in other assets – current and $0.8 million of which is included in other assets on the Company’s unaudited condensed consolidated balance sheet. The Company has recorded the consideration associated with these transactions as other liabilities, which will be recognized over a period of three years.

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

On April 26, 2011, Hardy Way acquired substantially all of the licensing rights to the Ed Hardy brands and trademarks from its licensee, Nervous Tattoo, Inc. (“NT”) pursuant to an asset purchase agreement by and among Hardy Way, NT and Audigier Brand Management Group, LLC (“ABMG,” and together with NT, the “Sellers”). Immediately prior to the closing of the transactions contemplated by the asset purchase agreement, the Company contributed $62.0 million to Hardy Way, thereby increasing the Company’s ownership interests in Hardy Way from 50% to 85% of the outstanding membership interests. As a result of this transaction, the Company recorded a non-cash pre-tax re-measurement gain of approximately $21.5 million, representing the increase in fair value of its original 50% investment in Hardy Way. This re-measurement gain is included in interest and other income in FY 2011. Hardy Way paid $55.0 million in cash for the assets described above. In addition, the Sellers were entitled to receive up to an additional $7.0 million in cash pursuant to an earn-out based on royalties received by Hardy Way through June 30, 2013, which Hardy Way prepaid to the Sellers in an escrow account. The Company has accounted for this contingent consideration in accordance with ASC Topic 805. Further, as part of this transaction, the Sellers, as a licensee of Hardy Way for various men’s and women’s apparel categories, prepaid royalties to Hardy Way in the amount of $7.0 million, representing guaranteed minimum royalties for two years.

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

Following the April 26, 2011 transaction described above, in accordance with ASC Topic 810, the Company consolidates Hardy Way and recognizes the non-controlling interest of Hardy Way as equity in the unaudited condensed consolidated financial statements and separate from the parent’s equity.

The Ed Hardy trademarks have been determined by management to have an indefinite useful life and accordingly, consistent with ASC Topic 350, no amortization is being recorded in the Company’s unaudited condensed consolidated income statements. The goodwill and trademarks are subject to a test for impairment on an annual basis. The $18.8 million of purchase price allocated to goodwill resulting from the April 2011 transaction is deductible for income tax purposes.

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

ASC Topic 810 affirms that consolidation is appropriate when one entity has a controlling financial interest in another entity. Prior to May 17, 2013, the Company owned a 51% membership interest in IPH Unltd compared to the minority owner’s 49% membership interest. Further, the Company believed that the voting and veto rights of the minority shareholder were merely protective in nature and did not provide them with substantive participating rights in IPH Unltd. As such, prior to May 17, 2013, IPH Unltd was subject to consolidation with the Company, which is reflected in the unaudited condensed consolidated financial statements.

In accordance with ASC Topic 810, prior to May 17, 2013, the Company recognized the non-controlling interest of IPH Unltd as equity in the unaudited condensed consolidated financial statements and separate from the parent’s equity.

On May 17, 2013 the Company purchased the remaining 49% minority interest in IPH Unltd for $45.0 million in cash, increasing its ownership in IPH Unltd from 51% to 100%. In accordance with ASC Topic 810, no gain was recognized on this transaction as the Company retained a controlling interest in IPH Unltd before and after the increase in its ownership interest.

On May 30, 2013, the Company paid to the holders of the Ecko Note (see Note 5) approximately $52.7 million, representing total outstanding principal and accrued interest to date. This Ecko Note was issued by IPH Unltd in connection with the Company’s original acquisition of a 51% interest in the Ecko and Zoo York brands and related assets in October 2009.

The Ecko and Zoo York trademarks have been determined by management to have an indefinite useful life and accordingly, consistent with ASC Topic 350, no amortization is being recorded in the Company’s consolidated income statements. The goodwill and trademarks are subject to a test for impairment on an annual basis. The $0.7 million of purchase price allocated to goodwill is deductible for income tax purposes. The licensing contracts are being amortized on a straight-line basis over the remaining contractual periods of approximately 1 to 9 years.

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

MG Icon

In March 2010, the Company acquired a 50% interest in MG Icon, the owner of the Material Girl and Truth or Dare brands and trademarks and other rights associated with the artist, performer and celebrity known as “Madonna”, from Purim LLC (“Purim”) for $20.0 million, $4.0 million of which was paid at closing and another $11.0 million of which was paid through June 30, 2013. In connection with the launch of Truth or Dare brand and based on certain qualitative criteria, Purim is entitled to an additional $3.0 million, $1.0 million of which was paid in March 2012, with the remaining amount to be paid in $1.0 million installments in 2013 and 2014. In addition, Purim may be entitled to receive additional consideration based on certain qualitative criteria. As of June 30, 2013, of the remaining $7.0 million owed to Purim, $5.0 million is included in other current liabilities and $2.0 million is included in other liabilities on the Company’s unaudited condensed consolidated balance sheet.

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

In connection with the Peanuts Operating Agreement, the Company through IE, loaned $17.5 million to Beagle (the “Beagle Note”), the proceeds of which were used to fund Beagle’s capital contribution to Peanuts Holdings in connection with the acquisition of Peanuts Worldwide. The Beagle Note bears interest at 6% per annum, with minimum principal payable in equal annual installments of approximately $2.2 million on June 3, with any remaining unpaid principal balance and accrued interest to be due on June 3, 2015, the Beagle Note maturity date. Principal may be prepaid at any time. The Beagle Note is secured by the membership interest in Peanuts Holdings owned by Beagle. As of June 30, 2013, the current portion of approximately $2.2 million is included in other assets –current in the unaudited condensed consolidated balance sheet and the long term portion of $4.2 million is included in other assets.

ASC Topic 810 affirms that consolidation is appropriate when one entity has a controlling financial interest in another entity. The Company owns an 80% membership interest in Peanuts Holdings, compared to the non-controlling owner’s 20% membership interest. As such, Peanuts Holdings is subject to consolidation with the Company, which is reflected in the Company’s unaudited condensed consolidated financial statements as of June 30, 2013.

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

Unaudited Pro Forma Information

Unaudited pro forma information for the transactions completed in the Current Six Months is not presented, as such pro forma disclosure is not required with respect to such transactions because the effects of such transactions, each by themselves or in the aggregate, are considered immaterial to the Company.

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

(A) Market approach – Uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities

(B) Income approach – Uses valuation techniques to convert future amounts to a single present amount based on current market expectations about those future amounts, including present value techniques, option-pricing models and excess earnings method

(C) Cost approach – Based on the amount that would currently be required to replace the service capacity of an asset (replacement cost)

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

During the Current Quarter, the Company sold certain securities (the “Securities”) for $5.4 million cash. During the year ended December 31, 2010 (“FY 2010”) the Company had determined that the Securities had a fair value of zero due to the bankruptcy of the assets underlying the Securities and as such, in FY 2010, the Company had permanently written down the Securities to zero. As a result of the sale of the Securities, the Company recorded a gain of $5.4 million, which is included in interest and other income for the Current Quarter.

Hedge Instruments

On March 26, 2011, the Company purchased hedge instruments from JP Morgan Chase Bank N.A. (“JPMC”) to mitigate the income statement risk and cash flow risk of revenue and receivables from licenses denominated in Japanese Yen. These hedge instruments are foreign exchange forward contracts that set the foreign exchange rate from Japanese Yen to U.S. Dollars for the Company’s forecasted Japanese Yen denominated revenue (“Income Statement Hedge”) and receivable (“Balance Sheet Hedge”). Based on management’s assessment, the Income Statement Hedge qualified for hedge accounting under ASC Topic 815. On a quarterly basis, the value of the Income Statement Hedge was adjusted to reflect its current fair value, with any adjustment flowing through other comprehensive income. The fair value of this instrument was obtained by comparing the characteristics of the Income Statement Hedge with similarly traded instruments, and was therefore classified as Level 2 in the fair value hierarchy. As of June 30, 2013 the Company had no hedge instruments other than the 2.50% Convertible Note Hedges and 1.50% Convertible Note Hedges (see Note 5).

Financial Instruments

As of June 30, 2013 and December 31, 2012, the fair values of cash, receivables and accounts payable approximated their carrying values due to the short-term nature of these instruments. The fair value of the note receivable from New Brands (see Note 3) approximates its $2.6 million carrying value; the fair value of the note receivable due from the purchasers of the Canadian trademark for Joe Boxer approximates its $3.0 million carrying value; the fair value of the note payable to Purim LLC (see Note 3) approximates its $7.0 million carrying value; and the fair value of the Beagle Note (see Note 3) approximates its $6.6 million carrying value. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on Level One inputs including broker quotes or quoted market prices or rates for the same or similar instruments and the related carrying amounts are as follows:

	June 30, 2013		December 31, 2012
(000’s omitted)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$1,440,630	$1,646,966	$911,711	$979,827

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

5. Debt Arrangements

The Company’s net carrying amount of debt is comprised of the following:

	June 30,	December 31,
(000’s omitted)	2013	2012
Senior Secured Notes	$864,500	$600,000
1.50% Convertible Notes	315,510	—
2.50% Convertible Notes	260,620	254,718
Ecko Note	—	57,000

Total	$1,440,630	$911,718

Senior Secured Notes

On November 29, 2012, Icon Brand Holdings, Icon DE Intermediate Holdings LLC, Icon DE Holdings LLC and Icon NY Holdings LLC, each a limited-purpose, bankruptcy remote, wholly-owned direct or indirect subsidiary of the Company, (collectively, the “Co-Issuers”) issued $600.0 million aggregate principal amount of Series 2012-1 4.229% Senior Secured Notes, Class A-2 (the “2012 Senior Secured Notes”) in an offering exempt from registration under the Securities Act of 1933, as amended.

Simultaneously with the issuance of the 2012 Senior Secured Notes, the Co-Issuers also entered into a revolving financing facility of Series 2012-1 Variable Funding Senior Notes, Class A-1 (the “Variable Funding Notes”), which allows for the funding of up to $100 million of Variable Funding Notes and certain other credit instruments, including letters of credit. The Variable Funding Notes were issued under the Indenture and allow for drawings on a revolving basis. Drawings and certain additional terms related to the Variable Funding Notes are governed by the Class A-1 Note Purchase Agreement dated November 29, 2012 (the “Variable Funding Note Purchase Agreement”), among the Co-Issuers, Iconix, as manager, certain conduit investors, financial institutions and funding agents, and Barclays Bank PLC, as provider of letters of credit, as swingline lender and as administrative agent. The Variable Funding Notes will be governed, in part, by the Variable Funding Note Purchase Agreement and by certain generally applicable terms contained in the Indenture. Interest on the Variable Funding Notes will be payable at per annum rates equal to the CP Rate, Base Rate or Eurodollar Rate, as defined in the Variable Funding Note Purchase Agreement.

As of June 30, 2013, no amounts under the Variable Funding Notes have been drawn. There is a commitment fee on the unused portion of the Variable Funding Notes facility of 0.5% per annum. It is anticipated that any outstanding principal of and interest on the Variable Funding Notes will be repaid in full on or prior to January 2018. Following the anticipated repayment date, additional interest will accrue on the Variable Funding Notes equal to 5% per annum. The Variable Funding Notes and other credit instruments issued under the Variable Funding Note Purchase Agreement are secured by the collateral described below.

On June 21, 2013, the Co-Issuers issued $275.0 million aggregate principal amount of Series 2013-1 4.352% Senior Secured Notes, Class A-2 (the “2013 Senior Secured Notes” and, together with the 2012 Senior Secured Notes, the “Senior Secured Notes”) in an offering exempt from registration under the Securities Act of 1933, as amended.

The Senior Secured Notes and the Variable Funding Notes are referred to collectively as the “Notes.” The Notes were issued in securitization transactions pursuant to which substantially all of Iconix’s United States and Canadian revenue-generating assets (the “Securitized Assets”), consisting principally of its intellectual property and license agreements for the use of its intellectual property, were transferred to and are currently held by the Co-Issuers. The Securitized Assets do not include revenue generating assets of (x) the Iconix subsidiaries that own the Badgley Mischka trademark, the Ecko Unltd trademark, the Mark Ecko trademark, the Umbro trademark and the Lee Cooper trademark, (y) the Iconix subsidiaries that own Iconix’s other brands outside of the United States and Canada or (z) the joint ventures in which Iconix and certain of its subsidiaries have investments and which own the Artful Dodger trademark, the Modern Amusement trademark and the Buffalo trademark and a 50% interest in the Ice Cream trademark and the Billionaire Boys Club trademark.

The Notes were issued under a base indenture and related supplemental indentures (collectively, the “Indenture”) among the Co-Issuers and Citibank, N.A., as trustee (in such capacity, the “Trustee”) and securities intermediary. The Indenture allows the Co-Issuers to issue additional series of notes in the future subject to certain conditions.

While the Notes are outstanding, payments of interest are required to be made on the Senior Secured Notes on a quarterly basis. To the extent funds are available, principal payments in the amount of $10.5 million and $4.8 million are required to be made on the 2012 Senior Secured Notes and 2013 Senior Secured Notes, respectively, on a quarterly basis.

The legal final maturity date of the Senior Secured Notes is in January of 2043, but it is anticipated that, unless earlier prepaid to the extent permitted under the Indenture, the Senior Secured Notes will be repaid in January of 2020. If the Co-Issuers have not repaid or refinanced the Senior Secured Notes prior to the anticipated repayment date, additional interest will accrue on the Senior Secured Notes equal to the greater of (A) 5% per annum and (B) a per annum interest rate equal to the excess, if any, by which the sum of (i) the yield to maturity (adjusted to a quarterly bond-equivalent basis), on the anticipated repayment date of the United States treasury security having a term closest to 10 years plus (ii) 5% plus (iii) with respect to the 2012 Senior Secured Notes, 3.4%, or with respect to the 2013 Senior Secured Notes, 3.14%, exceeds the original interest rate. The Senior Secured Notes rank pari passu with the Variable Funding Notes.

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

The Notes are subject to a series of covenants and restrictions customary for transactions of this type, including (i) that the Co-Issuers maintain specified reserve accounts to be used to make required payments in respect of the Notes, (ii) provisions relating to optional and mandatory prepayments, including mandatory prepayments in the event of a change of control (as defined in the supplemental indentures) and the related payment of specified amounts, including specified make-whole payments in the case of the Senior Secured Notes under certain circumstances, (iii) certain indemnification payments in the event, among other things, the transfers of the assets pledged as collateral for the Notes are in stated ways defective or ineffective and (iv) covenants relating to recordkeeping, access to information and similar matters. The Company has been compliant with all covenants under the Notes during the Current Six Months.

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

The Company used approximately $150.4 million of the proceeds received from the issuance of the 2012 Senior Secured Notes to repay amounts outstanding under its revolving credit facility (see below) and approximately $20.9 million to pay the costs associated with that securitized financing transaction. In addition approximately $218.3 million of the proceeds from the 2012 Senior Secured Notes were used for the Company’s purchase of the Umbro brand. The Company used approximately $7.3 million of the proceeds received from the issuance of the 2013 Senior Secured Notes to pay the costs associated with that securitized financing transaction.

As of June 30, 2013, the total principal balance of the Notes is $864.5 million, of which $58.2 million is included in the current portion of long-term debt on the unaudited condensed consolidated balance sheet.

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

As of June 30, 2013 the amount of the 1.50% Convertible Notes accounted for as a liability was approximately $315.5 million and is reflected on the unaudited condensed consolidated balance sheet as follows:

(000’s omitted)	June 30, 2013
Equity component carrying amount	$49,931
Unamortized discount	84,490
Net debt carrying amount	315,510

For the Current Quarter and the Current Six Months, the Company recorded additional non-cash interest expense of approximately $3.7 million and $4.3 million, respectively, representing the difference between the stated interest rate on the 1.50% Convertible Notes and the rate for a similar instrument that does not have a conversion feature.

For the Current Quarter and Current Six Months, cash interest expense relating to the 1.50% Convertible Notes was approximately $1.5 million and $1.7 million, respectively.

The Convertible Notes do not provide for any financial covenants.

On March 18, 2013, the Company used a portion of the proceeds from the 1.50% Convertible Notes to repurchase 2,964,000 shares of its common stock in a private transaction with a third party for $69.0 million. See note 6 for further information on our stock repurchase program.

In connection with the sale of the 1.50% Convertible Notes, the Company entered into hedges for the 1.50% Convertible Notes (“1.50% Convertible Note Hedges”) with respect to its common stock with one entity (the “1.50% Counterparty”). Pursuant to the agreements governing these 1.50% Convertible Note Hedges, the Company purchased call options (the “1.50% Purchased Call Options”) from the 1.50% Counterparty covering up to approximately 12,962,080 shares of the Company’s common stock. These 1.50% Convertible Note Hedges are designed to offset the Company’s exposure to potential dilution upon conversion of the 1.50% Convertible Notes in the event that the market value per share of the Company’s common stock at the time of exercise is greater than the strike price of the 1.50% Purchased Call Options (which strike price corresponds to the initial conversion price of the 1.50% Convertible Notes and is simultaneously subject to certain customary adjustments). On March 13, 2013, the Company paid an aggregate amount of approximately $84.1million of the proceeds from the sale of the 1.50% Convertible Notes for the 1.50% Purchased Call Options, of which $29.4 million was included in the balance of deferred income tax assets at March 13, 2013 and is being recognized over the term of the 1.50% Convertible Notes. As of June 30, 2013, the balance of deferred income tax assets related to this transaction was approximately $27.7 million.

The Company also entered into separate warrant transactions with the 1.50% Counterparty whereby the Company, pursuant to the agreements governing these warrant transactions, sold to the 1.50% Counterparty warrants (the “1.50% Sold Warrants”) to acquire up to 12,962,080 shares of the Company’s common stock at a strike price of $35.5173 per share of the Company’s common stock. The 1.50% Sold Warrants will become exercisable on June 18, 2018 and will expire by September 1, 2018. The Company received aggregate proceeds of approximately $57.7 million from the sale of the 1.50% Sold Warrants on March 13, 2013.

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

The Company has evaluated the impact of adopting guidance issued under ASC Topic 815 regarding embedded features as it relates to the 1.50% Sold Warrants, and has determined it had no impact on the Company’s results of operations and financial position through June 30, 2013, and will have no impact on the Company’s results of operations and financial position in future fiscal periods.

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

As of June 30, 2013 and December 31, 2012, the amount of the 2.50% Convertible Notes accounted for as a liability was approximately $260.6 million and $254.7 million, respectively, and is reflected on the unaudited condensed consolidated balance sheet as follows:

(000’s omitted)	June 30, 2013	December 31, 2012
Equity component carrying amount	$35,996	$35,996
Unamortized discount	39,380	45,282
Net debt carrying amount	260,620	254,718

For the Current Quarter and the Current Six Months, the Company recorded additional non-cash interest expense of approximately $2.6 million and $5.3 million, representing the difference between the stated interest rate on the 2.50% Convertible Notes and the rate for a similar instrument that does not have a conversion feature, as compared to $2.5 million and $4.9 million in the Prior Year Quarter and Prior Year Six Months, respectively.

For the Current Quarter and Current Six Months, cash interest expense relating to the 2.50% Convertible Notes was approximately $1.9 million and $3.8 million, respectively, as compared to $1.9 million and $3.8 million in the Prior Year Quarter and Prior Year Six Months.

The Convertible Notes do not provide for any financial covenants.

In connection with the sale of the 2.50% Convertible Notes, the Company entered into hedges for the 2.50% Convertible Notes (“2.50% Convertible Note Hedges”) with respect to its common stock with two entities (the “2.50% Counterparties”). Pursuant to the agreements governing these 2.50% Convertible Note Hedges, the Company purchased call options (the “2.50% Purchased Call Options”) from the 2.50% Counterparties covering up to approximately 9.8 million shares of the Company’s common stock. These 2.50% Convertible Note Hedges are designed to offset the Company’s exposure to potential dilution upon conversion of the 2.50% Convertible Notes in the event that the market value per share of the Company’s common stock at the time of exercise is greater than the strike price of the 2.50% Purchased Call Options (which strike price corresponds to the initial conversion price of the 2.50% Convertible Notes and is simultaneously subject to certain customary adjustments). On May 23, 2011, the Company paid an aggregate amount of approximately $58.7 million of the proceeds from the sale of the 2.50% Convertible Notes for the 2.50% Purchased Call Options, of which $20.6 million was included in the balance of deferred income tax assets at May 23, 2011 and is being recognized over the term of the 2.50% Convertible Notes. As of June 30, 2013, the balance of deferred income tax assets related to this transaction was approximately $12.1 million.

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

The Company has evaluated the impact of adopting guidance issued under ASC Topic 815 regarding embedded features as it relates to the 2.50% Sold Warrants, and has determined it had no impact on the Company’s results of operations and financial position through June 30, 2013, and will have no impact on the Company’s results of operations and financial position in future fiscal periods.

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

Ecko Note

In connection with the Ecko transaction, IPH Unltd issued a promissory note (“Ecko Note”) to a third party creditor (LF Centennial Limited, an affiliate of Li & Fung USA) for $90.0 million, which bore interest at 7.50% per annum. IPH Unltd’s obligations under the Ecko Note were secured by the Ecko portfolio of trademarks and related intellectual property assets and the Zoo York trademarks and related intellectual property assets owned by ZY Holdings (see Note 3).

On May 30, 2013, the Company paid $52.7 million, representing total outstanding principal and accrued interest to date, to the holders of the Ecko Note.

Debt Maturities

As of June 30, 2013, the Company’s debt maturities on a calendar year basis are as follows:

(000’s omitted)	Total	July 1 through December 31, 2013	2014	2015	2016	2017	Thereafter
Senior Secured	$864,500	$27,613	$61,250	$61,250	$61,250	$61,250	$591,887
1.50% Convertible Notes(1)	315,510	—	—	—	—	—	315,510
2.50% Convertible Notes(2)	260,620	—	—	—	260,620	—	—
Ecko Note	—	—	—	—	—	—	—

Total	$1,440,630	$27,613	$61,250	$61,250	$321,870	$61,250	$907,397

(1)

Reflects the net debt carrying amount of the 1.50% Convertible Notes in the consolidated balance sheet as of June 30, 2013, in accordance with accounting for convertible notes. The principal amount owed to the holders of the 1.50% Convertible Notes is $400.0 million.

(2)

Reflects the net debt carrying amount of the 2.50% Convertible Notes in the consolidated balance sheet as of June 30, 2013, in accordance with accounting for convertible notes. The principal amount owed to the holders of the 2.50% Convertible Notes is $300.0 million.

6. Stockholders’ Equity

Stock Repurchase Program

On February 15, 2013, the Company’s Board of Directors authorized a program to repurchase up to $300 million of its common stock over a three year period (the “February 2013 Program”). The February 2013 Program is in addition to the 2011 Program the Company announced in October 2011 to repurchase $200 million over a period of approximately three years, which was fully expended as of February 27, 2013 (together, the “Repurchase Programs”). During the Current Six Months, the Company repurchased 11.9 million shares under the Repurchase Programs for approximately $302.8 million. During the Prior Year Six Months, the Company repurchased 5.2 million shares under the 2011 Program for approximately $85.1 million. As of June 30, 2013, $52.8 million remained available for repurchase under the February 2013 Program.

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

Shares Reserved for Issuance

At June 30, 2013, 3,524,899 common shares were reserved for issuance under the Amended and Restated 2009 Plan. At June 30, 2013 there were no common shares available for issuance under any previous Company plan.

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

There was no compensation expense related to stock option grants or warrant grants for the Current Six Months or Prior Year Six Months.

Summaries of the Company’s stock options, warrants (other than warrants issued related to our 1.50% Convertible Notes and 2.50% Convertible Notes) and performance related options activity, and related information for the Current Quarter are as follows:

Options	Options	Weighted-Average Exercise Price
Outstanding at January 1, 2013	1,444,150	$5.90
Granted	—	—
Canceled	—	—
Exercised	(70,823)	1.72
Expired/Forfeited	—	—

Outstanding at June 30, 2013	1,373,327	$6.12

Exercisable at June 30, 2013	1,373,327	$6.12

Warrants	Warrants	Weighted-Average Exercise Price
Outstanding at January 1, 2013	190,000	$19.80
Granted	—	—
Canceled	—	—
Exercised	—	—
Expired/Forfeited	—	—

Outstanding at June 30, 2013	190,000	$19.80

Exercisable at June 30, 2013	190,000	$19.80

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

The following tables summarize information about unvested restricted stock transactions:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested, January 1, 2013	2,612,000	$18.56
Granted	305,701	22.66
Vested	(80,205)	17.13
Forfeited/Canceled	(150,050)	16.70

Non-vested, June 30, 2013	2,687,446	$19.17

Compensation expense related to restricted stock grants for the Current Quarter and the Prior Year Quarter was approximately $6.0 million and $2.6 million, respectively. Compensation expense related to restricted stock grants for the Current Six Months and the Prior Year Six Months was approximately $7.9 million and $5.2 million, respectively. Included in compensation expense related to restricted stock grants in the Current Quarter is approximately $3.0 million related to certain performance-based stock grants, the recognition of which, based on certain full year 2013 performance criteria, the Company has deemed probable as of June 30, 2013. An additional amount of $16.1 million is expected to be expensed over a period of approximately three years. During the Current Quarter and the Prior Year Quarter, the Company withheld shares valued at $0.3 million, and $0.3 million, respectively, of its restricted common stock in connection with net share settlement of restricted stock grants and option exercises. During the Current Six Months and the Prior Year Six Months, the Company withheld shares valued at $2.4 million, and $0.4 million, respectively, of its restricted common stock in connection with net shares settlement of restricted stock grants and option exercises.

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

As of June 30, 2013, of the total potentially dilutive shares related to restricted stock-based awards, stock options and warrants, less than 0.1 million were anti-dilutive, compared to 0.1 million as of June 30, 2012.

As of June 30, 2013, none of the performance related restricted stock-based awards issued in connection with the Company’s named executive officers were anti-dilutive.

Warrants issued in connection with the Company’s 1.50% Convertible Notes financing and 2.50% Convertible Notes financing were anti-dilutive and therefore not included in this calculation. Portions of the 1.50% Convertible Notes and the 2.50% Convertible Notes that would be subject to conversion to common stock were anti-dilutive as of June 30, 2013 and therefore not included in this calculation.

A reconciliation of weighted average shares used in calculating basic and diluted earnings per share follows:

(000’s omitted)	For the Three Months Ended June 30, (unaudited)		For the Six Months Ended June 30, (unaudited)
	2013	2012	2013	2012
Basic	56,405	70,085	60,316	71,317
Effect of exercise of stock options	1,145	933	1,106	971
Effect of contingent common stock issuance	—	—	—	72
Effect of assumed vesting of restricted stock	1,444	1,198	1,431	1,174

Diluted	58,994	72,216	62,853	73,534

8. Contingencies

Normal Course litigation

From time to time, the Company is also made a party to litigation incurred in the normal course of business. While any litigation has an element of uncertainty, the Company believes that the final outcome of any of these routine matters will not have a material effect on the Company’s financial position or future liquidity.

9. Related Party Transactions

The Candie’s Foundation

The Candie’s Foundation, a charitable foundation founded by Neil Cole for the purpose of raising national awareness about the consequences of teenage pregnancy, owed the Company $0.7 million and $0.6 million at June 30, 2013 and December 31, 2012, respectively. The Candie’s Foundation intends to pay-off the entire borrowing from the Company during 2013, although additional advances will be made as and when necessary.

Travel

The Company recorded expenses of $33 and $72 for the Current Quarter and Current Six Months respectively, for the hire and use of aircraft solely for business purposes owned by a company in which the Company’s chairman, chief executive officer and president is the sole owner. There were no such expenses in the Prior Year Six Months. Management believes that all transactions were made on terms and conditions no less favorable than those available in the marketplace from unrelated parties.

10. Segment and Geographic Data

The Company has one reportable segment, licensing and commission revenue generated from its brands. The geographic regions consist of the United States, Japan and Other (which principally represents Canada and Europe). Revenues attributed to each region are based on the location in which licensees are located.

The net revenues by type of license and information by geographic region are as follows:

(000’s omitted)	For the three months ended June 30, (unaudited)		For the six months ended June 30, (unaudited)
	2013	2012	2013	2012
Licensing and other revenue by category:
Direct-to-retail license	$43,237	$43,147	$84,082	$85,620
Wholesale license	55,074	38,737	113,955	79,517
Entertainment and other	16,814	11,762	22,150	16,960

	$115,125	$93,646	$220,187	$182,097

Licensing and other revenue by geographic region:
United States	$71,326	$77,659	$146,182	$151,474
Japan	5,806	7,573	11,983	13,929
Other(1)	37,993	8,414	62,022	16,694

	$115,125	$93,646	$220,187	$182,097

(1)	No single country represented 10% of the Company’s revenues in the periods presented in this table.

11. Subsequent Events

On July 22, 2013, the Board of Directors authorized the repurchase of up to $300 million of the Company’s common stock over a period ending July 22, 2016, herein referred to as the July 2013 Program. The July 2013 Program is in addition to any previous programs. The July 2013 Program does not obligate the Company to repurchase any specific number of shares and may be suspended at any time at management’s discretion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary. We are a brand management company engaged in licensing, marketing and providing trend direction for a diversified and growing consumer brand portfolio. Our brands are sold across every major segment of retail distribution, from luxury to mass. As of June 30, 2013, we owned the following iconic consumer brands: Candie’s, Bongo, Badgley Mischka, Joe Boxer, Rampage, Mudd, London Fog, Mossimo, Ocean Pacific/OP, Danskin/Danskin Now, Rocawear, Cannon, Royal Velvet, Fieldcrest, Charisma, Starter, Waverly, Ecko, Zoo York, Sharper Image, Umbro and Lee Cooper. In addition, Scion LLC, a joint venture in which we have a 50% controlling investment, owns the Artful Dodger brand and has investments in the BBC and Ice Cream brands; Hardy Way, a joint venture in which we have an 85% controlling investment, owns the Ed Hardy brands (see Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements); MG Icon, a joint venture in which we have a 50% investment, owns the Material Girl and Truth or Dare brands; Peanuts Holdings, a joint venture in which we have an 80% controlling investment, owns, through its wholly-owned subsidiary Peanuts Worldwide, the Peanuts brands and characters; Icon Modern Amusement, a joint venture in which we have a 51% controlling investment, owns the Modern Amusement brand; and Alberta ULC, a joint venture in which we have a 51% controlling investment, owns the Buffalo brand. We license our brands worldwide through over 1,000 direct-to-retail and wholesale licenses for use across a wide range of product categories, including sportswear, fashion accessories, footwear, entertainment, home products and décor, and beauty and fragrance. Our business model allows us to focus on our core competencies of marketing and managing brands without many of the risks and investment requirements associated with a more traditional operating company.

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

Results of Operations

The Current Quarter compared to the Prior Year Quarter

Licensing and Other Revenue. Licensing and other revenue for the Current Quarter totaled $115.1 million, a 23% increase as compared to $93.7 million for the Prior Year Quarter. After excluding revenue in the Current Quarter totaling approximately $21.4 million relating to acquisitions for which there is no comparable revenue in the Prior Year Quarter (i.e. the acquisition of Umbro in November 2012; the acquisition of Buffalo in February 2013, and the acquisition of Lee Cooper in February 2013 – see Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements for descriptions of these transactions), licensing revenue was approximately flat as compared to the Prior Year Quarter. In the Current Quarter we recorded a $9.8 million gain related to our Iconix Canada transaction, a $4.2 million increase over the $5.6 million gain recorded in the Prior Year Quarter for the Iconix India transaction. This increase was partially offset by weakness in our men’s brands (specifically Ed Hardy, Ecko and Rocawear), as well as certain brands at Wal-Mart (i.e. OP and Starter).

Operating Expenses. Selling, general and administrative expenses, herein referred to as SG&A, totaled $43.6 million for the Current Quarter compared to $34.6 million for the Prior Year Quarter. After excluding SG&A totaling $7.4 million in the Current Quarter for which there is no comparable SG&A in the Prior Year Quarter (i.e. the acquisition of Umbro in November 2012; the acquisition of Buffalo in February 2013, and the acquisition of Lee Cooper in February 2013 – see Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements for descriptions of these transactions), comparable SG&A increased approximately $1.6 million. This increase in comparable SG&A was driven by (i) approximately $1.0 million of professional fees incurred in connection with an unconsummated transaction and (ii) an increase of $1.2 million in compensation expense due to the earn-out of $4.6 million in certain performance-based compensation as being deemed probable, partially offset by a decrease of $3.4 million in overall compensation primarily due to annual cash bonuses from the Prior Year Quarter. These increases were partially offset by a decrease in advertising expense of approximately $0.3 million due to the timing of certain initiatives.

Operating Income. Operating income for the Current Quarter increased to $71.5 million, or approximately 62% of total revenue, compared to $59.0 million or approximately 63% of total revenue in the Prior Year Quarter.

Other Expenses – Net. Other expenses – net was approximately $10.8 million in the Current Quarter as compared to $10.9 million in the Prior Year Quarter. Interest expense increased approximately $6.2 million for the following reasons: (i) interest related to our Senior Secured Notes (issued November 2012 and June 2013) was approximately $6.7 million, for which there is no comparable expense in the Prior Year Quarter, (ii) interest related to our 1.50% Convertible Notes (issued March 2013) was approximately $5.5 million, for which there is no comparable expense in the Prior Year Quarter, and (iii) an increase in the amortization of our deferred financing fees of $0.4 million as a result of our recently completed financings; partially offset by: (i) interest expense related to our 1.875% Convertible Notes (repaid and retired in June 2012) was $5.4 million, (ii) interest expense related to our asset-backed notes (repaid and extinguished in November 2012) was $0.7 million, for which there is no comparable expense in the Current Quarter, and (iii) interest expense related to our Ecko Note decreased approximately $0.5 million primarily related to the early extinguishment of the Ecko Note in May 2013. Interest and other income increased $5.4 million from $0.6 million in the Prior Year Quarter to $6.0 million in the Current Quarter, due to a $5.4 million gain in the Current Quarter related to the sale of securities that had been written down to zero in FY 2010. Our equity earnings on joint ventures increased approximately $0.8 million from $1.5 million in the Prior Year Quarter to $2.3 million in the Current Quarter, primarily due to strong performance from our Iconix Latin America joint venture.

Provision for Income Taxes. The effective income tax rate for the Current Quarter is approximately 32.5% resulting in an $18.7 million income tax expense, as compared to an effective income tax rate of 33.5% in the Prior Year Quarter which resulted in the $16.2 million income tax expense. The decrease in our effective tax rate primarily relates to a greater portion of our income being generated and permanently reinvested in countries outside the U.S. that have lower statutory rates than the U.S.

Net Income. Our net income was approximately $42.0 million in the Current Quarter, compared to net income of approximately $32.0 million in the Prior Year Quarter, as a result of the factors discussed above.

The Current Six Months compared to the Prior Year Six Months

Licensing and Other Revenue. Licensing and other revenue for the Current Six Months totaled $220.2 million, a 21% increase as compared to $182.1 million for the Prior Year Six Months. After excluding revenue in the Current Six Months totaling approximately $40.0 million relating to acquisitions for which there is no comparable revenue in the Prior Year Six Months (i.e. the acquisition of Umbro in November 2012; the acquisition of Buffalo in February 2013, and the acquisition of Lee Cooper in February 2013 – see Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements for descriptions of these transactions), the resulting decrease in comparable revenue was primarily related to weakness in our men’s brands (specifically Ed Hardy, Ecko and Rocawear), as well as our brands at Wal-Mart, partially offset by our Iconix Canada transaction for which we recorded a gain of $9.8 million in the Current Six Months, a $4.2 million increase over the $5.6 million gain recorded in the Prior Year Six Months for the Iconix India transaction, as well as strong performance from our Mossimo and Bongo brands in the Current Six Months.

Operating Expenses. SG&A, totaled $82.4 million for the Current Six Months compared to $65.5 million for the Prior Year Six Months. After excluding SG&A totaling approximately $11.0 million (which includes transaction costs of approximately $1.1 million) in the Current Six Months for which there is no comparable SG&A in the

Prior Year Six Months (i.e. the acquisition of Umbro in November 2012; the acquisition of Buffalo in February 2013, and the acquisition of Lee Cooper in February 2013 – see Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements for descriptions of these transactions), comparable SG&A increased approximately $5.9 million. This increase in comparable SG&A was driven by (i) approximately $3.0 million of professional fees incurred in connection with an unconsummated transaction, (ii) an increase of $1.8 million in compensation expense due to the earn-out of $4.6 million in certain performance-based compensation as being deemed probable, partially offset by a decrease of $2.8 million in overall compensation expense primarily due to annual cash bonuses from the Prior Year Six Months, and (iii) an increase in advertising expense of approximately $0.9 million.

Operating Income. Operating income for the Current Six Months increased to $137.8 million, or approximately 63% of total revenue, compared to $116.6 million or approximately 64% of total revenue in the Prior Year Six Months.

Other Expenses – Net. Other expenses – net was approximately $22.8 million in the Current Six Months as compared to $22.7 million in the Prior Year Six Months. Interest expense increased approximately $6.7 million for the following reasons: (i) interest related to our Senior Secured Notes (issued November 2012 and June 2013) was approximately $13.1 million, for which there is no comparable expense in the Prior Year Six Months, (ii) interest related to our 1.50% Convertible Notes (issued March 2013) was approximately $6.4 million, for which there is no comparable expense in the Prior Year Six Months, and (iii) an increase in the amortization of our deferred financing fees of $0.7 million as a result of our recently completed financings; partially offset by: (i) interest expense related to our 1.875% Convertible Notes (repaid and retired in June 2012) was $11.3 million, (ii) interest expense related to our Asset-Backed Notes (repaid and extinguished in November 2012) was $1.6 million, for which there is no comparable expense in the Current Six Months, and (iii) interest expense related to our Ecko Note decreased approximately $0.7 million primarily related to the early extinguishment of the Ecko Note in May 2013. Interest and other income increased $5.2 million from $1.2 million in the Prior Year Six Months to $6.3 million in the Current Six Months, due to a $5.4 million gain in the Current Six Months related to the sale of securities that had been written down to zero in FY 2010. Our equity earnings on joint ventures increased approximately $1.4 million from $2.8 million in the Prior Year Six Months to $4.2 million in the Current Six Months, primarily due to strong performances from our Iconix Latin America, MG Icon and Iconix Europe joint ventures.

Provision for Income Taxes. The effective income tax rate for the Current Six Months is approximately 31.6% resulting in a $33.7 million income tax expense, as compared to an effective income tax rate of 33.0% in the Prior Year Six Months which resulted in the $31.0 million income tax expense. The decrease in our effective tax rate primarily relates to a greater portion of our income being generated and permanently reinvested in countries outside the U.S. that have lower statutory rates than the U.S.

Net Income. Our net income was approximately $81.3 million in the Current Six Months, compared to net income of approximately $62.9 million in the Prior Year Six Months, as a result of the factors discussed above.

Liquidity and Capital Resources

Liquidity

Our principal capital requirements have been to fund acquisitions, working capital needs and, to a lesser extent, share repurchases and capital expenditures. We have historically relied on internally generated funds to finance our operations and our primary source of capital needs for acquisition has been the issuance of debt and equity securities. At June 30, 2013 and December 31, 2012, our cash totaled $441.1 million and $255.0 million, respectively, including short-term restricted cash of $47.8 million and $16.4 million, respectively.

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

In June 2013, we completed a second offering under Senior Secured Notes in the aggregate principal amount of $275.0 million. We intend to use these proceeds for general corporate purposes, including potential acquisitions and/or share repurchases.

Subsequent to the end of the Current Quarter, in July 2013 we purchased an indirect minority interest in an entertainment and talent management company for $32.0 million. Concurrently, as an extension of our Rocawear brand we obtained the global rights to a “Roc” related name to use and register as a trademark for apparel, footwear and related categories for $8.0 million.

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

Changes in Working Capital

At June 30, 2013 and December 31, 2012 the working capital ratio (current assets to current liabilities) was 4.27 to 1 and 3.64 to 1, respectively.

Operating Activities

Net cash provided by operating activities decreased approximately $9.4 million, from $113.8 million in the Prior Year Six Months to $104.3 million in the Current Six Months. This decrease is partially due to an increase in accounts receivable and other assets for our most recent acquisitions (see above) partially offset by an increase in deferred revenue due to timing of certain payments received from licensees in the Current Six Months, as well as an increase in net income of $18.4 million for the reasons described above, which is partially offset by a decrease in deferred income taxes of approximately $3.6 million.

Investing Activities

Net cash used in investing activities in the Current Six Months increased approximately $161.8 million, from $12.3 million in the Prior Year Six Months to $174.1 million in the Current Six Months. This increase is primarily due to (i) our acquisition of a 51% controlling interest in the Buffalo brand for $76.5 million, (ii) our acquisition of the Lee Cooper brand for $66.7 million (excluding working capital acquired), and (iii) our acquisition of the 49% non-controlling interest of IPH Unltd (owner of the Ecko brands and related assets). This increase was partially offset by and (i) proceeds of $8.8 million related to the sale of our Canadian trademarks as part of the Iconix Canada transaction, (ii) proceeds of $7.3 million related to the sale of the London Fog outerwear category to one of our London Fog licensees in the Current Quarter versus (i) proceeds of approximately $2.5 million in the Prior Year Six Months for our sale of the Ed Hardy and Zoo York trademarks to Iconix Latin America, (ii) proceeds of $2.0 million in the Prior Year Six Months related to the sale of our trademarks in India as part of our Iconix India transaction and (ii) an decrease of $3.6 million in net distributions to equity partners, from $4.9 million in net distributions to equity partners in the Prior Year Six Months to $1.3 million in net distributions to equity partners in the Current Six Months.

Financing Activities

Net cash provided by financing activities increased $471.5 million, from $246.6 million of net cash used in financing activities in the Prior Year Six Months to net cash provided by financing activities of $224.9 million in the Current Six Months. The main drivers of this net increase of cash provided by financing activities of $471.5 million were (i) aggregate net cash received of $365.6 million from our 1.50% Convertible Notes offering, net of the cost of hedges and sale of warrants related to this offering, (ii) cash received of $264.8 million from a secondary offering of our Senior Secured Notes, net of financing fees and original issue discount and (iii) a decrease in the payment of long term debt from $306.6 million in the Prior Six Months compared to $67.5 million in the Current Six Months primarily due to $287.5 million of principal paid for the extinguishment of our 1.875% Convertible Notes in the Prior Year Six Months, compared to $57.0 million of principal paid in the Current Six Months for the extinguishment of our Ecko Note. This was partially offset by (i) an increase in shares purchased on the open market, from $85.1 million in the Prior Year Six Months to $302.6 million in the Current Six Months as part of a stock repurchase plan, (ii) proceeds of $150.0 million in the Prior Year Six Months from a revolving line of credit and (ii) an increase in our current restricted cash, which is directly related to the reserve accounts for the Senior Secured Notes which did not exist in the Prior Year Six Months.

Other Matters

New Accounting Standards

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

The principal executive officer and principal financial officer also conducted an evaluation of internal control over financial reporting, herein referred to as internal control, to determine whether any changes in internal control occurred during the three months ended June 30, 2013 that may have materially affected or which are reasonably likely to materially affect internal control. Based on that evaluation, there has been no change in the Company’s internal control during the three months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control.

PART II. Other Information

Item 1. Legal Proceedings.

See Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements.

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

As of June 30, 2013, our consolidated balance sheet reflects debt of approximately $1,440.6 million, including secured debt of $864.5 million under our Senior Secured Notes. In accordance with ASC 470, our 1.50% Convertible Notes and our 2.50% Convertible Notes are included in our $1,440.6 million of consolidated debt at a net debt carrying value of $315.5 and $260.6 million, respectively; however, the principal amount owed to the holders of our 1.50% Convertible Notes and 2.50% Convertible Notes is $400.0 million (due March 2018) and $300.0 million (due June 2016), respectively. We may also assume or incur additional debt, including secured debt, in the future in connection with, or to fund, future acquisitions. Our debt obligations:

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

While we believe that by virtue of the cash on our balance sheet as of June 30, 2013, our ability to draw down additional funds under a revolving financing facility consisting of variable funding notes, herein referred to as Variable Funding Notes, and the guaranteed minimum and percentage royalty payments due to us under our licenses we will generate sufficient revenues from our licensing operations to satisfy our obligations for the foreseeable future, in the event that we were to fail in the future to make any required payment under agreements governing our indebtedness or fail to comply with the financial and operating covenants contained in those agreements, we would be in default regarding that indebtedness. A debt default could significantly diminish the market value and marketability of our common stock and could result in the acceleration of the payment obligations under all or a portion of our consolidated indebtedness.

A substantial portion of our licensing revenue is concentrated with a limited number of licensees such that the loss of any of such licensees could decrease our revenue and impair our cash flows.

Our licensees with Wal-Mart, Target, Kmart/Sears and Kohl’s, were our four largest direct-to-retail licensees during the Current Six Months, representing approximately 15%, 8%, 5% and 5%, respectively, of our total revenue for such period, while Li & Fung USA was our largest wholesale licensee, representing approximately 5% of our total revenue for such period. Because we are dependent on these licensees for a significant portion of our licensing revenue, if any of them were to have financial difficulties affecting their ability to make payments, or if any of these licensees decides not to renew or extend any existing agreement with us, or to significantly reduce its sales of licensed products under any of the agreement(s), our revenue and cash flows could be reduced substantially.

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

As of June 30, 2013, goodwill represented approximately $230.8 million, or approximately 8% of our total consolidated assets, and trademarks and other intangible assets represented approximately $1,949.8 million, or approximately 67% of our total consolidated assets. Under current U.S. GAAP accounting standards, goodwill and indefinite life intangible assets, including some of our trademarks, are no longer amortized, but instead are subject to impairment evaluation based on related estimated fair values, with such testing to be done at least annually. While, to date, no impairment write-downs have been necessary, any write-down of goodwill or intangible assets resulting from future periodic evaluations would, as applicable, either decrease our net income or increase our net loss and those decreases or increases could be material.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There have been no unregistered sales of equity securities during the Current Quarter. The following table represents information with respect to purchases of common stock made by the Company during the Current Quarter:

Month of purchase	Total number of shares purchased*	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)(2(3))	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
April 1 – April 30	11,310	$25.07	2,850,000	$122,672,454
May 1 – May 31	1,113	$29.93	2,350,000	$52,759,024
June 1 – June 30	—	$—	—	$52,759,024

Total	12,423	$25.50	5,200,000	$52,759,024

(1)	On October 27, 2011, the Company announced that the Board of Directors authorized the repurchase of up to $200 million of the Company’s common stock over a period ending October 31, 2015, herein referred to as the 2011 Program. The 2011 Program replaced any prior plan or authorization. The repurchase plan did not obligate the Company to repurchase any specific number of shares and may be suspended at any time at management’s discretion. The 2011 Program was fully expended on February 27, 2013.
(2)	On February 15, 2013, the Board of Directors authorized the repurchase of up to $300 million of the Company’s common stock over a period ending February 15, 2016, herein referred to as the February 2013 Program. The February 2013 Program is in addition to the 2011 Program. The February 2013 Program does not obligate the Company to repurchase any specific number of shares and may be suspended at any time at management’s discretion.
(3)	On July 22, 2013, the Board of Directors authorized the repurchase of up to $300 million of the Company’s common stock over a period ending July 22, 2016, herein referred to as the July 2013 Program. The July 2013 Program is in addition to the February 2013 Program and the 2011 Program. The July 2013 Program does not obligate the Company to repurchase any specific number of shares and may be suspended at any time at management’s discretion.
*	Amounts not purchased under the repurchase plan represent shares surrendered to the Company to pay withholding taxes due upon the vesting of restricted stock.

Item 6. Exhibits

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

Exhibit 31.1	Certification of Chief Executive Officer Pursuant To Rule 13a-14 or 15d-14 of The Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002*

Exhibit 31.2	Certification of Chief Financial Officer Pursuant To Rule 13a-14 or 15d-14 of The Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002*

Exhibit 32.1	Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002*

Exhibit 32.2	Certification of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002*

Exhibit 101.INS	XBRL Instance Document*

Exhibit 101.SCH	XBRL Schema Document*

Exhibit 101.CAL	XBRL Calculation Linkbase Document*

Exhibit 101.DEF	XBRL Definition Linkbase Document*

Exhibit 101.LAB	XBRL Label Linkbase Document*

Exhibit 101.PRE	XBRL Presentation Linkbase Document*

*	Filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Iconix Brand Group, Inc.
(Registrant)

Date: August 9, 2013	/s/ Neil Cole
Neil Cole
Chairman of the Board, President and Chief Executive Officer

Date: August 9, 2013	/s/ Warren Clamen
Warren Clamen
Executive Vice President and Chief Financial Officer