Form 10-Q
period 2013-09-30
ICONIX BRAND GROUP, INC.
filed 2013-11-06
CIK 857737

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2013

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

Common Stock, $.001 Par Value – 51,575,828 shares as of November 1, 2013.

Part I. Financial Information

Item 1. Financial Statements

Iconix Brand Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except par value)

	September 30, 2013	December 31, 2012
	(unaudited)
Assets
Current Assets:
Cash (including restricted cash of $46,360 and $16,362, respectively)	$325,733	$255,034
Accounts receivable	113,377	85,249
Deferred income tax assets	3,497	3,497
Other assets – current	23,803	22,571

Total Current Assets	466,410	366,351

Property and equipment:
Furniture, fixtures and equipment	20,796	19,734
Less: Accumulated depreciation	(11,552)	(9,644)

	9,244	10,090

Other Assets:
Other assets	20,506	24,082
Trademarks and other intangibles, net	1,962,482	1,769,508
Deferred financing costs, net	27,009	21,250
Investments and joint ventures	135,083	64,770
Goodwill	230,922	225,687

	2,376,002	2,105,297

Total Assets	$2,851,656	$2,481,738

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$42,119	$33,405
Deferred revenue	42,602	9,055
Current portion of long-term debt	61,250	52,000
Other liabilities – current	7,000	6,150

Total Current Liabilities	152,971	100,610

Deferred income tax liability	224,151	206,912
Long-term debt, less current maturities	1,374,248	859,718
Deferred revenue	1,161	4,898
Other liabilities	2,999	9,760

Total Liabilities	1,755,530	1,181,898

Commitments and contingencies

Stockholders’ Equity
Common stock, $.001 par value shares authorized 150,000; shares issued 76,862 and 76,549, respectively	77	77
Additional paid-in capital	899,006	815,935
Retained earnings	631,731	529,829
Accumulated other comprehensive income (currency translation adjustment)	5,005	—
Less: Treasury stock – 25,035 and 9,941 shares at cost, respectively	(568,760)	(159,690)

Total Iconix Brand Group, Inc. Stockholders’ Equity	967,059	1,186,151

Non-controlling interest	129,067	113,689

Total Stockholders’ Equity	1,096,126	1,299,840

Total Liabilities and Stockholders’ Equity	$2,851,656	$2,481,738

See Notes to Unaudited Condensed Consolidated Financial Statements.

Unaudited Condensed Consolidated Income Statements

(in thousands, except earnings per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Licensing and other revenue	$107,175	$86,590	$327,362	$268,687
Selling, general and administrative expenses	45,705	33,026	128,142	98,566

Operating income	61,470	53,564	199,220	170,121

Other (income) expenses:
Interest expense	21,230	8,574	54,522	35,176
Interest and other income	(616)	(1,269)	(6,939)	(2,429)
Equity earnings on joint ventures	(3,388)	(1,451)	(7,588)	(4,209)

Other expenses – net	17,226	5,854	39,995	28,538

Income before income taxes	44,244	47,710	159,225	141,583
Provision for income taxes	13,740	16,073	47,432	47,094

Net income	$30,504	$31,637	$111,793	$94,489

Less: Net income attributable to non-controlling interest	$1,507	$4,506	$9,891	$11,174

Net income attributable to Iconix Brand Group, Inc.	$28,997	$27,131	$101,902	$83,315

Earnings per share:
Basic	$0.54	$0.40	$1.76	$1.19

Diluted	$0.50	$0.38	$1.67	$1.15

Weighted average number of common shares outstanding:
Basic	53,325	68,242	57,966	70,284

Diluted	57,805	70,517	61,150	72,521

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$30,504	$31,637	$111,793	$94,489
Other comprehensive income:
Foreign currency translation	12,200	—	5,005	—
Change in fair value of cash flow hedge	—	—	—	483

Total other comprehensive income	12,200	—	5,005	483

Comprehensive income	$42,704	$31,637	$116,798	$94,972

Less: comprehensive income attributable to non-controlling interest	(1,507)	(4,506)	(9,891)	(11,174)

Comprehensive income attributable to Iconix Brand Group, Inc.	$41,197	$27,131	$106,907	$83,798

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

Nine Months Ended September 30, 2013

(in thousands)

	Common Stock		Additional Paid	Retained	Accumulated Other Comprehensive	Treasury	Non-Controlling
	Shares	Amount	in Capital	Earnings	Loss	Stock	Interest	Total
Balance at January 1, 2013	76,549	$77	$815,935	$529,829	$—	$(159,690)	$113,689	$1,299,840
Shares issued on exercise of stock options and warrants	121	—	328	—	—	—	—	328
Shares issued on vesting of restricted stock	192	—	—	—	—	—	—	—
Purchase of minority interest in consolidated joint venture	—	—	17,246	—	—	—	—	17,246
Compensation expense in connection with restricted stock and stock options	—	—	12,528	—	—	—	—	12,528
Cost of shares repurchased on vesting of restricted stock and exercise of stock options	—	—	—	—	—	(2,737)	—	(2,737)
Shares repurchased on the open market	—	—	—	—	—	(406,333)	—	(406,333)
Equity portion of convertible notes	—	—	49,931	—	—	—	—	49,931
Net cost of hedge on convertible notes	—	—	3,038	—	—	—	—	3,038
Net income	—	—	—	101,902	—	—	9,891	111,793
Foreign currency translation	—	—	—	—	5,005	—		5,005
Distributions to joint ventures	—	—	—	—	—	—	(5,760)	(5,760)
Non-controlling interest of acquired companies	—	—	—	—	—	—	11,247	11,247

Balance at September 30, 2013	76,862	$77	$899,006	$631,731	$5,005	$(568,760)	$129,067	$1,096,126

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended
	September 30, 2013	September 30, 2012
Cash flows provided by operating activities:
Net income	$111,793	$94,489
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation of property and equipment	1,897	2,139
Amortization of trademarks and other intangibles	5,765	4,073
Amortization of deferred financing costs	2,898	1,467
Amortization of convertible notes discount	17,705	17,096
Stock-based compensation expense	12,528	7,490
Provision for doubtful accounts	4,968	2,837
Earnings on equity investments in joint ventures	(7,588)	(4,209)
Gain on sale of securities	(5,395)	—
Deferred income tax provision	15,246	22,992
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(25,995)	(2,926)
Other assets – current	(639)	4,652
Other assets	942	8,742
Deferred revenue	13,722	(3,154)
Accounts payable and accrued expenses	8,154	1,774

Net cash provided by operating activities	156,001	157,462

Cash flows used in investing activities:
Purchases of property and equipment	(1,046)	(1,102)
Acquisition of interest in IPH Unltd	(45,000)	—
Acquisition of interest in Buffalo	(76,500)	—
Acquisition of Lee Cooper	(66,667)	—
Acquisition of interest in Complex Media	(25,120)	—
Acquisition of interest in Marcy Media	(32,000)	—
Acquisition of trademarks of Rocawear diffusion brand	(8,000)	—
Proceeds from sale of securities	5,395	—
Net distributions to equity partners	(223)	(6,477)
Additional investments in joint ventures	(373)	(6,857)
Earn-out payments on acquisitions	—	(3,771)
Proceeds from sale of trademarks	23,361	4,490
Additions to trademarks	(344)	(546)

Net cash used in investing activities	(226,517)	(14,263)

Cash flows provided by (used in) financing activities:
Proceeds from long-term debt	662,188	150,000
Proceeds from sale of warrants	57,707	—
Payment for purchase of convertible note hedge	(84,106)	—
Proceeds from exercise of stock options and warrants	328	759
Payment of long-term debt	(79,800)	(324,965)
Acquisition of interest in MG Icon	(3,000)	(4,000)
Excess tax benefit from share-based payment arrangements	—	1,330
Shares repurchased on open market	(406,333)	(88,335)
Deferred financing costs	(3,839)	(57)
Shares repurchased on vesting of restricted stock and stock option exercises	(2,737)	(1,178)
Restricted cash – current	(29,998)	(501)
Restricted cash – non-current	—	7,220

Net cash provided by (used in) financing activities	110,410	(259,727)

Effect of exchange rate changes on cash	807	—

Net increase (decrease) in cash and cash equivalents	40,701	(116,528)
Cash and cash equivalents, beginning of period	238,672	167,717

Cash and cash equivalents, end of period	$279,373	$51,189
Balance of restricted cash – current	46,360	14,572

Total cash and cash equivalents including current restricted cash, end of period	$325,733	$65,761

Supplemental disclosure of cash flow information:

	Nine Months Ended September 30,
(in thousands)	2013	2012
Cash paid during the period:
Income taxes	$16,478	$11,747
Interest	$27,439	$13,903

Non-cash investing activities:
Sale of trademarks for note receivable	$8,842	$4,000

Acquisitions:
Common stock issued	$—	$2,221

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2013

(dollars are in thousands (unless otherwise noted) except per share data)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of Iconix Brand Group, Inc. (the “Company”, “we”, “us”, or “our”), all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months (“Current Quarter”) and nine months (“Current Nine Months”) ended September 30, 2013 are not necessarily indicative of the results that may be expected for a full fiscal year.

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (“FY 2012”).

2. Trademarks and Other Intangibles, net

Trademarks and other intangibles, net consist of the following:

		September 30, 2013		December 31, 2012
(000’s omitted)	Estimated Lives in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Indefinite life trademarks and copyrights	Indefinite	$1,944,730	$—	$1,750,201	$—
Definite life trademarks	10-15	19,621	9,168	19,603	8,077
Non-compete agreements	2-15	940	157	10,475	10,475
Licensing contracts	1-9	23,924	17,408	20,636	12,855

		$1,989,215	$26,733	$1,800,915	$31,407

Trademarks and other intangibles, net			$1,962,482		$1,769,508

Amortization expense for intangible assets for the Current Quarter and for the three months ended September 30, 2012 (the “Prior Year Quarter”) was $2.0 million and $1.3 million, respectively. Amortization expense for intangible assets for the Current Nine Months and for the nine months ended September 30, 2012 (the “Prior Year Nine Months”) was $5.8 million and $4.1 million, respectively.

The trademarks of Candie’s, Bongo, Joe Boxer, Rampage, Mudd, London Fog, Mossimo, Ocean Pacific, Danskin, Rocawear, Cannon, Royal Velvet, Fieldcrest, Charisma, Starter, Waverly, Ecko, Zoo York, Peanuts, Ed Hardy, Sharper Image, Umbro, Modern Amusement, Buffalo and Lee Cooper have been determined to have an indefinite useful life and accordingly no amortization has been recorded in the Company’s consolidated income statements. Instead, each of these intangible assets are tested for impairment at least annually on an individual basis as separate single units of accounting, with any related impairment charge recorded to the income statement at the time of determining such impairment. There was no impairment of the indefinite-lived trademarks and the definite-lived trademarks in the Current Nine Months or the Prior Year Nine Months.

3. Acquisitions, Investments and Joint Ventures

Marcy Media LLC

In July 2013, the Company purchased a 10% minority interest in Marcy Media LLC (“Marcy Media”), a multi-media portfolio company which, among other things, owns a 50% interest in Roc Nation LLC, an entertainment and talent management company, for $32.0 million. At inception, the Company determined, in accordance with ASC 810, based on the corporate structure, voting rights and contributions of the Company that Marcy Media is not a variable interest entity and not subject to consolidation. As the Company does not have significant influence over Marcy Media, its investment has been recorded under the cost method of accounting.

Also in July 2013, the Company acquired the global rights to the “Roc Nation” name, a diffusion brand of Rocawear, to use and register as a trademark for apparel, footwear and related categories for $8.0 million.

Complex Media LLC

In September 2013, the Company purchased convertible preferred shares which, on an as converted basis, equals an approximate 14.4% minority interest in Complex Media LLC (“Complex Media”), a multi-media lifestyle company which, among other things, owns Complex magazine and its online counterpart, Complex.com, for $25.0 million. At inception, the Company determined, in accordance with ASC 810, based on the corporate structure, voting rights and contributions of the Company that Complex Media is not a variable interest entity and not subject to consolidation. As the Company does not have significant influence over Complex Media, its investment has been recorded under the cost method of accounting.

Iconix Australia Joint Venture

In September 2013, the Company formed Iconix Australia, LLC (“Iconix Australia”), a Delaware limited liability company and a wholly-owned subsidiary of the Company, and contributed substantially all rights to its wholly-owned and controlled brands in Australia and New Zealand (the “Australia territory”) through an exclusive, royalty-free perpetual master license agreement with Iconix Australia. Shortly thereafter Pac Brands USA, Inc. (“Pac Brands”) purchased a 50% interest in Iconix Australia for $7.2 million in cash, all of which was received upon closing of this transaction in September 2013. As a result of this transaction, the Company recorded a gain of $5.1 million, which was included in licensing and other revenue in the Current Quarter.

Following the second anniversary of the closing of this transaction and for a period of six months thereafter, the Company may exercise a call option to purchase a 5% interest in Iconix Australia from Pac Brands for a calculated amount as defined in the Iconix Australia operating agreement. Subsequent to the earlier of any exercise of the call option by the Company and six months following the second anniversary of the closing of this transaction, Pac Brands may exercise a put option to initiate the purchase of all of Pac Brands ownership interest in Iconix Australia by the Company for a calculated amount as defined in the Iconix Australia operating agreement.

At inception, the Company determined, in accordance with ASC 810, based on the corporate structure, voting rights and contributions of the Company and Pac Brands, that Iconix Australia is not a variable interest entity and not subject to consolidation. The Company has recorded its investment under the equity method of accounting.

Lee Cooper

On February 20, 2013, the Company, through its wholly-owned subsidiary Iconix Luxembourg Holdings SÀRL, acquired the Lee Cooper brand for approximately $72.7 million, of which we paid $66.7 million in cash (funded entirely from cash on hand) and assumed liabilities of approximately $6.0 million. Founded in 1908, Lee Cooper is an iconic British denim brand that has expanded into multiple lifestyle categories including men’s and women’s casual wear, footwear and accessories.

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

Buffalo Brand Joint Venture

On February 1, 2013, Iconix CA Holdings, LLC (“ICA Holdings”), a Delaware limited liability company and a wholly-owned subsidiary of the Company, formed a joint venture with Buffalo International ULC (“BII”). The name of the joint venture is 1724982 Alberta ULC (“Alberta ULC”), an Alberta, Canada unlimited liability company. The Company, through ICA Holdings, paid $76.5 million, which was funded entirely from cash on hand, in exchange for a 51% controlling ownership of Alberta ULC which consists of a combination of equity and a promissory note. BII owns the remaining 49% interest in Alberta ULC. Alberta ULC owns the intellectual property rights, licenses and other assets relating principally to the Buffalo David Bitton brand (the “Buffalo brand”). Concurrently, Alberta ULC and BII entered into a license agreement pursuant to which Alberta ULC licensed the Buffalo brand to BII as licensee in certain categories and geographies. Additionally, ICA Holdings and BII entered into a shareholder agreement with respect to their ownership of Alberta ULC.

ASC Topic 810 affirms that consolidation is appropriate when one entity has a controlling financial interest in another entity. The Company owns a 51% membership interest in Alberta ULC compared to the minority owner’s 49% membership interest. Further, the Company believes that the voting and veto rights of the minority shareholder are merely protective in nature and do not provide them with substantive participating rights in Alberta ULC. As such, Alberta ULC is subject to consolidation with the Company, which is reflected in the unaudited condensed consolidated financial statements.

In accordance with ASC Topic 810, the Company recognizes the non-controlling interest of Alberta ULC as equity in the unaudited condensed consolidated financial statements and separate from the parent’s equity. As such, for the Current Quarter and the Current Nine Months the amount of net income attributable to the non-controlling interest is approximately $2.3 million and $6.2 million, respectively, and has been included in net income attributable to non-controlling interest in the unaudited condensed consolidated income statement.

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

As of September 30, 2013, the impact of consolidating Alberta ULC on the Company’s unaudited condensed consolidated balance sheet has increased current assets by $15.7 million, non-current assets by $149.5 million, current liabilities by $1.1 million and total liabilities by $1.1 million.

Iconix Canada Joint Venture

In June 2013, the Company contributed substantially all economic rights to its brands in Canada to Iconix Canada L.P. and ICO Brands L.P. (together with general partner 8560854 Canada, Inc., “Iconix Canada”), all then newly formed joint ventures with BII and its subsidiaries. In consideration for its aggregate 50% interest in Iconix Canada, BII agreed to pay $17.7 million in cash to the Company, of which approximately $8.8 million was paid upon closing of this transaction in June 2013, the remaining $8.8 million of which is a note payable to the Company to be paid over three years, with final payment in June 2016. Of the $8.8 million note receivable, $2.9 million is included in other assets – current, the remaining $5.9 of which is included in other assets on the unaudited condensed consolidated balance sheet at September 30, 2013. As a result of this transaction, the Company recognized a gain of approximately $9.8 million which is included in licensing and other revenue on the unaudited condensed consolidated income statement for the Current Nine Months.

Pursuant to the limited partnership agreements between the Company and BII and its subsidiaries, between the second and third anniversaries of June 2013, the Company has a call option to purchase from BII and its subsidiaries 5% of the equity interests held by BII and its subsidiaries in Iconix Canada.

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

In accordance with the terms of the asset purchase agreement, at the closing, the Company paid the Seller $225.0 million in cash, of which approximately $6.8 million was released from an escrow account entered into at the time the asset purchase agreement was signed.

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

Iconix Lifestyle India Private Limited

In May 2012, the Company contributed substantially all rights to its wholly-owned and controlled brands in India to Imaginative Brand Developers Private Limited, now known as Iconix Lifestyle India Private Limited (“Iconix India”), a then newly formed subsidiary of the Company. Shortly thereafter, Reliance Brands Limited (“Reliance”), an affiliate of the Reliance Group, purchased a 50% interest in Iconix India for $6.0 million. Reliance paid $2.0 million upon the closing of the transaction and committed to pay an additional $4.0 million over the 48-month period following closing. As a result of this transaction, the Company recorded a gain of $5.6 million, which was included in licensing and other revenue in FY 2012. As of September 30, 2013, of the $4.0 million remaining due to the Company from Reliance, $1.0 million is included in other assets – current and $3.0 million is included in other assets on the unaudited consolidated balance sheet. Additionally, pursuant to the terms of the transaction, the Company and Reliance each agreed to contribute 100 million rupees (approximately $2.0 million) to Iconix India as working capital, of which 25 million rupees (approximately $0.5 million) was contributed at closing, with the balance to be contributed based on the capital requirements of Iconix India as agreed upon by the Company and Reliance.

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

In March 2009, the Company, through its investment in Scion, effectively acquired a 16.6% interest in one of its licensees, Roc Apparel Group LLC (“RAG”) for $1. The Company has determined that this entity is a variable interest entity as defined by ASC Topic 810. However, the Company is not the primary beneficiary of this entity. The investment in this entity is accounted for under the cost method of accounting. As part of the transaction, the Company and its Scion partner each contributed approximately $2.1 million to Scion, totaling approximately $4.1 million, which was deposited as cash collateral under the terms of RAG’s financing agreements. In June 2010, approximately $3.3 million of the collateral was released to Scion and distributed to the Scion members equally; as of December 31, 2011 the remaining $0.8 million was included in short-term restricted cash on the Company’s consolidated balance sheet. In January 2012, the Company and its Scion partner each contributed $1.1 million, totaling $2.2 million, to Scion, which was deposited as additional cash collateral under the new terms of RAG’s financing agreements. In January 2013, the Company contributed an additional $2.6 million to the cash collateral pool under RAG’s financing agreements. The aggregate $5.6 million of cash collateral, which is owned by Scion, is included as short-term restricted cash in the Company’s unaudited condensed consolidated balance sheet as of September 30, 2013.

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

As of September 30, 2013 and December 31, 2012, the carrying value of the consolidated assets that are collateral for the variable interest entity’s obligations total $9.8 million and $10.6 million, respectively, which is comprised of the Artful Dodger trademark.

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

As of September 30, 2013, the Company has not received any income distributions from Iconix China.

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

During FY 2011, the Company contributed to Iconix Latin America its share of the rights to revenues from IPH Unltd (see below) from the exploitation of the Ecko brands in the Latin America Territory. Also in FY 2011, the Company contributed to Iconix Latin America its rights to the Ed Hardy brands for the Latin America Territory. During FY 2012, the Company contributed to Iconix Latin America the rights to the Zoo York and Sharper Image brands for the Latin America Territory. In aggregate consideration for these contributions, New Brands agreed to pay an aggregate of approximately $5.7 million to the Company. As of September 30, 2013, the balance owed to the Company under this obligation is approximately $2.1 million, $1.5 million of which is included in other assets – current and $0.6 million of which is included in other assets on the Company’s unaudited condensed consolidated balance sheet. The Company has recorded the consideration associated with these transactions as other liabilities, which will be recognized over a period of three years.

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

IPH Unltd

In October 2009, the Company consummated, through IPH Unltd, a then newly formed subsidiary of the Company, a transaction with the sellers of the Ecko portfolio of brands, including Ecko and Zoo York (the “Ecko Assets”), pursuant to which the sellers sold and/or contributed the Ecko Assets to IPH Unltd in exchange for a 49% membership interest in IPH Unltd and $63.5 million in cash which had been contributed to IPH Unltd by the Company. As a result of this transaction, the Company owned a 51% controlling membership interest in IPH Unltd. In addition, as part of this transaction, IPH Unltd borrowed $90.0 million from a third party to repay certain indebtedness of the sellers.

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

MG Icon

In March 2010, the Company acquired a 50% interest in MG Icon, the owner of the Material Girl and Truth or Dare brands and trademarks and other rights associated with the artist, performer and celebrity known as “Madonna”, from Purim LLC (“Purim”) for $20.0 million, $4.0 million of which was paid at closing and another $11.0 million of which was paid through September 30, 2013. In connection with the launch of Truth or Dare brand and based on certain qualitative criteria, Purim is entitled to an additional $3.0 million, $1.0 million of which was paid in March 2012, with the remaining amount to be paid in $1.0 million installments in 2013 and 2014. In addition, Purim may be entitled to receive additional consideration based on certain qualitative criteria. As of September 30, 2013 the remaining $7.0 million owed to Purim is included in other current liabilities on the Company’s unaudited condensed consolidated balance sheet.

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

In connection with the Peanuts Operating Agreement, the Company through IE, loaned $17.5 million to Beagle (the “Beagle Note”), the proceeds of which were used to fund Beagle’s capital contribution to Peanuts Holdings in connection with the acquisition of Peanuts Worldwide. The Beagle Note bears interest at 6% per annum, with minimum principal payable in equal annual installments of approximately $2.2 million on June 3, with any remaining unpaid principal balance and accrued interest to be due on June 3, 2015, the Beagle Note maturity date. Principal may be prepaid at any time. The Beagle Note is secured by the membership interest in Peanuts Holdings owned by Beagle. As of September 30, 2013, the current portion of approximately $2.2 million is included in other assets –current in the unaudited condensed consolidated balance sheet and the long term portion of $4.0 million is included in other assets.

ASC Topic 810 affirms that consolidation is appropriate when one entity has a controlling financial interest in another entity. The Company owns an 80% membership interest in Peanuts Holdings, compared to the non-controlling owner’s 20% membership interest. As such, Peanuts Holdings is subject to consolidation with the Company, which is reflected in the Company’s unaudited condensed consolidated financial statements as of September 30, 2013.

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

Unaudited Pro Forma Information

Unaudited pro forma information for the transactions completed in the Current Nine Months is not presented, as such pro forma disclosure is not required with respect to such transactions because the effects of such transactions, each by themselves or in the aggregate, are considered immaterial to the Company.

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

During the Current Nine Months, the Company sold certain securities (the “Securities”) for $5.4 million cash. During the year ended December 31, 2010 (“FY 2010”) the Company had determined that the Securities had a fair value of zero due to the bankruptcy of the assets underlying the Securities and as such, in FY 2010, the Company had permanently written down the Securities to zero. As a result of the sale of the Securities, the Company recorded a gain of $5.4 million, which is included in interest and other income for the Current Nine Months.

Hedge Instruments

On March 26, 2011, the Company purchased hedge instruments from JP Morgan Chase Bank N.A. (“JPMC”) to mitigate the income statement risk and cash flow risk of revenue and receivables from licenses denominated in Japanese Yen. These hedge instruments are foreign exchange forward contracts that set the foreign exchange rate from Japanese Yen to U.S. Dollars for the Company’s forecasted Japanese Yen denominated revenue (“Income Statement Hedge”) and receivable (“Balance Sheet Hedge”). Based on management’s assessment, the Income Statement Hedge qualified for hedge accounting under ASC Topic 815. On a quarterly basis, the value of the Income Statement Hedge was adjusted to reflect its current fair value, with any adjustment flowing through other comprehensive income. The fair value of this instrument was obtained by comparing the characteristics of the Income Statement Hedge with similarly traded instruments, and was therefore classified as Level 2 in the fair value hierarchy. As of September 30, 2013 the Company had no hedge instruments other than the 2.50% Convertible Note Hedges and 1.50% Convertible Note Hedges (see Note 5).

Financial Instruments

As of September 30, 2013 and December 31, 2012, the fair values of cash, receivables and accounts payable approximated their carrying values due to the short-term nature of these instruments. The fair value of the note receivable from New Brands (see Note 3) approximates its $2.1 million carrying value; the fair value of the note receivable due from the purchasers of the Canadian trademark for Joe Boxer approximates its $3.0 million carrying value; the fair value of the note payable to Purim LLC (see Note 3) approximates its $7.0 million carrying value; and the fair value of the Beagle Note (see Note 3) approximates its $6.2 million carrying value. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on Level One inputs including broker quotes or quoted market prices or rates for the same or similar instruments and the related carrying amounts are as follows:

	September 30, 2013		December 31, 2012
(000’s omitted)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$1,435,498	$1,704,923	$911,718	$979,827

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

5. Debt Arrangements

The Company’s net carrying amount of debt is comprised of the following:

(000’s omitted)	September 30, 2013	December 31, 2012
Senior Secured Notes	$852,200	$600,000
1.50% Convertible Notes	319,481	—
2.50% Convertible Notes	263,817	254,718
Ecko Note	—	57,000

Total	$1,435,498	$911,718

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

As of September 30, 2013, no amounts under the Variable Funding Notes have been drawn. There is a commitment fee on the unused portion of the Variable Funding Notes facility of 0.5% per annum. It is anticipated that any outstanding principal of and interest on the Variable Funding Notes will be repaid in full on or prior to January 2018. Following the anticipated repayment date, additional interest will accrue on the Variable Funding Notes equal to 5% per annum. The Variable Funding Notes and other credit instruments issued under the Variable Funding Note Purchase Agreement are secured by the collateral described below.

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

The Notes are subject to a series of covenants and restrictions customary for transactions of this type, including (i) that the Co-Issuers maintain specified reserve accounts to be used to make required payments in respect of the Notes, (ii) provisions relating to optional and mandatory prepayments, including mandatory prepayments in the event of a change of control (as defined in the supplemental indentures) and the related payment of specified amounts, including specified make-whole payments in the case of the Senior Secured Notes under certain circumstances, (iii) certain indemnification payments in the event, among other things, the transfers of the assets pledged as collateral for the Notes are in stated ways defective or ineffective and (iv) covenants relating to recordkeeping, access to information and similar matters. The Company has been compliant with all covenants under the Notes during the Current Nine Months.

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

As of September 30, 2013, the total principal balance of the Notes is $852.2 million, of which $61.3 million is included in the current portion of long-term debt on the unaudited condensed consolidated balance sheet. As of September 30, 2013 and December 31, 2012, $39.9 million and $12.5 million, respectively is included in cash on the unaudited condensed consolidated balance sheet and represents short-term restricted cash consisting of collections on behalf of the Securitized Assets, restricted to the payment of principal, interest and other fees on a quarterly basis under the Senior Secured Notes.

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

As of September 30, 2013 the amount of the 1.50% Convertible Notes accounted for as a liability was approximately $319.5 million and is reflected on the unaudited condensed consolidated balance sheet as follows:

(000’s omitted)	September 30, 2013
Equity component carrying amount	$49,931
Unamortized discount	80,519
Net debt carrying amount	319,481

For the Current Quarter and the Current Nine Months, the Company recorded additional non-cash interest expense of approximately $3.7 million and $7.9 million, respectively, representing the difference between the stated interest rate on the 1.50% Convertible Notes and the rate for a similar instrument that does not have a conversion feature.

For the Current Quarter and Current Nine Months, cash interest expense relating to the 1.50% Convertible Notes was approximately $1.5 million and $3.2 million, respectively.

The 1.50% Convertible Notes do not provide for any financial covenants.

On March 18, 2013, the Company used a portion of the proceeds from the 1.50% Convertible Notes to repurchase 2,964,000 shares of its common stock in a private transaction with a third party for $69.0 million. See note 6 for further information on our stock repurchase program.

In connection with the sale of the 1.50% Convertible Notes, the Company entered into hedges for the 1.50% Convertible Notes (“1.50% Convertible Note Hedges”) with respect to its common stock with one entity (the “1.50% Counterparty”). Pursuant to the agreements governing these 1.50% Convertible Note Hedges, the Company purchased call options (the “1.50% Purchased Call Options”) from the 1.50% Counterparty covering up to approximately 13.0 million shares of the Company’s common stock. These 1.50% Convertible Note Hedges are designed to offset the Company’s exposure to potential dilution upon conversion of the 1.50% Convertible Notes in the event that the market value per share of the Company’s common stock at the time of exercise is greater than the strike price of the 1.50% Purchased Call Options (which strike price corresponds to the initial conversion price of the 1.50% Convertible Notes and is simultaneously subject to certain customary adjustments). On March 13, 2013, the Company paid an aggregate amount of approximately $84.1 million of the proceeds from the sale of the 1.50% Convertible Notes for the 1.50% Purchased Call Options, of which $29.4 million was included in the balance of deferred income tax assets at March 13, 2013 and is being recognized over the term of the 1.50% Convertible Notes. As of September 30, 2013, the balance of deferred income tax assets related to this transaction was approximately $26.2 million.

The Company also entered into separate warrant transactions with the 1.50% Counterparty whereby the Company, pursuant to the agreements governing these warrant transactions, sold to the 1.50% Counterparty warrants (the “1.50% Sold Warrants”) to acquire up to 12.96 million shares of the Company’s common stock at a strike price of $35.5173 per share of the Company’s common stock. The 1.50% Sold Warrants will become exercisable on June 18, 2018 and will expire by September 1, 2018. The Company received aggregate proceeds of approximately $57.7 million from the sale of the 1.50% Sold Warrants on March 13, 2013.

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

The Company has evaluated the impact of adopting guidance issued under ASC Topic 815 regarding embedded features as it relates to the 1.50% Sold Warrants, and has determined it had no impact on the Company’s results of operations and financial position through September 30, 2013, and will have no impact on the Company’s results of operations and financial position in future fiscal periods.

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

As of September 30, 2013 and December 31, 2012, the amount of the 2.50% Convertible Notes accounted for as a liability was approximately $263.8 million and $254.7 million, respectively, and is reflected on the unaudited condensed consolidated balance sheet as follows:

(000’s omitted)	September 30, 2013	December 31, 2012
Equity component carrying amount	$35,996	$35,996
Unamortized discount	36,183	45,282
Net debt carrying amount	263,817	254,718

For the Current Quarter and the Current Nine Months, the Company recorded additional non-cash interest expense of approximately $2.9 million and $8.2 million, representing the difference between the stated interest rate on the 2.50% Convertible Notes and the rate for a similar instrument that does not have a conversion feature, as compared to $2.7 million and $7.6 million in the Prior Year Quarter and Prior Year Nine Months, respectively.

For the Current Quarter and Current Nine Months, cash interest expense relating to the 2.50% Convertible Notes was approximately $1.9 million and $5.6 million, respectively, as compared to $1.9 million and $5.6 million in the Prior Year Quarter and Prior Year Nine Months.

The 2.50% Convertible Notes do not provide for any financial covenants.

In connection with the sale of the 2.50% Convertible Notes, the Company entered into hedges for the 2.50% Convertible Notes (“2.50% Convertible Note Hedges”) with respect to its common stock with two entities (the “2.50% Counterparties”). Pursuant to the agreements governing these 2.50% Convertible Note Hedges, the Company purchased call options (the “2.50% Purchased Call Options”) from the 2.50% Counterparties covering up to approximately 9.8 million shares of the Company’s common stock. These 2.50% Convertible Note Hedges are designed to offset the Company’s exposure to potential dilution upon conversion of the 2.50% Convertible Notes in the event that the market value per share of the Company’s common stock at the time of exercise is greater than the strike price of the 2.50% Purchased Call Options (which strike price corresponds to the initial conversion price of the 2.50% Convertible Notes and is simultaneously subject to certain customary adjustments). On May 23, 2011, the Company paid an aggregate amount of approximately $58.7 million of the proceeds from the sale of the 2.50% Convertible Notes for the 2.50% Purchased Call Options, of which $20.6 million was included in the balance of deferred income tax assets at May 23, 2011 and is being recognized over the term of the 2.50% Convertible Notes. As of September 30, 2013, the balance of deferred income tax assets related to this transaction was approximately $11.0 million.

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

The Company has evaluated the impact of adopting guidance issued under ASC Topic 815 regarding embedded features as it relates to the 2.50% Sold Warrants, and has determined it had no impact on the Company’s results of operations and financial position through September 30, 2013, and will have no impact on the Company’s results of operations and financial position in future fiscal periods.

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

Debt Maturities

As of September 30, 2013, the Company’s debt maturities on a calendar year basis are as follows:

(000’s omitted)	Total	October 1 through December 31, 2013	2014	2015	2016	2017	Thereafter
Senior Secured	$852,200	$15,313	$61,250	$61,250	$61,250	$61,250	$591,887
1.50% Convertible Notes(1)	319,481	—	—	—	—	—	319,481
2.50% Convertible Notes(2)	263,817	—	—	—	263,817	—	—
Ecko Note	—	—	—	—	—	—	—

Total	$1,435,498	$15,313	$61,250	$61,250	$325,067	$61,250	$911,368

(1)	Reflects the net debt carrying amount of the 1.50% Convertible Notes in the consolidated balance sheet as of September 30, 2013, in accordance with accounting for convertible notes. The principal amount owed to the holders of the 1.50% Convertible Notes is $400.0 million.
(2)	Reflects the net debt carrying amount of the 2.50% Convertible Notes in the consolidated balance sheet as of September 30, 2013, in accordance with accounting for convertible notes. The principal amount owed to the holders of the 2.50% Convertible Notes is $300.0 million.

6. Stockholders’ Equity

Stock Repurchase Program

On February 15, 2013, the Company’s Board of Directors authorized a program to repurchase up to $300 million of its common stock over a three year period (the “February 2013 Program”). This program was in addition to the 2011 Program the Company announced in October 2011 to repurchase $200 million over a period of approximately three years, which was fully expended as of February 27, 2013. On July 22, 2013, the Company’s Board of Directors authorized a program to repurchase up to $300 million of the Company’s common stock over a period ending July 22, 2016 (“July 2013 Program” and together with the 2011 Program and the February 2013 Program, the “Repurchase Programs”) .. This program was in addition to the February 2013 Program, which was fully expended on August 15, 2013. During the Current Nine Months, the Company repurchased 15.0 million shares under the Repurchase Programs for approximately $406.3 million. During the Prior Year Nine Months, the Company repurchased 5.4 million shares under the 2011 Program for approximately $88.3 million. As of September 30, 2013, $248.2 million remained available for repurchase under the July 2013 Program.

2009 Equity Incentive Plan

On August 13, 2009, the Company’s stockholders approved the Company’s 2009 Equity Incentive Plan (“2009 Plan”). The 2009 Plan authorizes the granting of common stock options or other stock-based awards covering up to 3.0 million shares of the Company’s common stock. All employees, directors, consultants and advisors of the Company, including those of the Company’s subsidiaries, are eligible to be granted non-qualified stock options and other stock-based awards (as defined) under the 2009 Plan, and employees are also eligible to be granted incentive stock options (as defined) under the 2009 Plan. No new awards may be granted under the Plan after August 13, 2019.

On August 15, 2012, the Company’s stockholders approved the Company’s Amended and Restated 2009 Plan (“Amended and Restated 2009 Plan”), which, among other items and matters, increased the shares available under the 2009 Plan by an additional 4.0 million shares to a total of 7.0 million shares issuable under the Amended and Restated 2009 Plan and extended the 2009 Plan termination date through August 15, 2022.

Shares Reserved for Issuance

At September 30, 2013, 3,307,035 common shares were reserved for issuance under the Amended and Restated 2009 Plan. At September 30, 2013 there were no common shares available for issuance under any previous Company plan.

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

There was no compensation expense related to stock option grants or warrant grants for the Current Nine Months or Prior Year Nine Months.

Summaries of the Company’s stock options, warrants (other than warrants issued related to our 1.50% Convertible Notes and 2.50% Convertible Notes) and performance related options activity, and related information for the Current Quarter are as follows:

Options	Options	Weighted-Average Exercise Price
Outstanding at January 1, 2013	1,444,150	$5.90
Granted	—	—
Canceled	—	—
Exercised	(121,073)	2.72
Expired/Forfeited	—	—

Outstanding and Exercisable at September 30, 2013	1,323,077	$6.19

Warrants	Warrants	Weighted-Average Exercise Price
Outstanding at January 1, 2013	190,000	$19.80
Granted	—	—
Canceled	—	—
Exercised	—	—
Expired/Forfeited	—	—

Outstanding and Exercisable at September 30, 2013	190,000	$19.80

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

The following tables summarize information about unvested restricted stock transactions:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested, January 1, 2013	2,612,000	$18.56
Granted	523,565	23.62
Vested	(114,001)	20.74
Forfeited/Canceled	(150,050)	16.70

Non-vested, September 30, 2013	2,871,514	$19.49

Compensation expense related to restricted stock grants for the Current Quarter and the Prior Year Quarter was approximately $4.6 million and $2.3 million, respectively. Compensation expense related to restricted stock grants for the Current Nine Months and the Prior Year Nine Months was approximately $12.5 million and $7.5 million, respectively. Included in compensation expense related to restricted stock grants in the Current Quarter and Current Nine Months is approximately $3.3 million and $8.0 million, respectively, related to certain performance-based stock grants, the recognition of which, based on certain full year 2013 performance criteria, the Company has deemed probable or earned as of September 30, 2013. An additional amount of $13.6 million is expected to be expensed over a period of approximately three years. During the Current Quarter and the Prior Year Quarter, the Company withheld shares valued at $0.2 million, and $0.2 million, respectively, of its restricted common stock in connection with net share settlement of restricted stock grants and option exercises. During the Current Nine Months and the Prior Year Nine Months, the Company withheld shares valued at $2.7 million, and $0.6 million, respectively, of its restricted common stock in connection with net shares settlement of restricted stock grants and option exercises.

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

As of September 30, 2013, of the total potentially dilutive shares related to restricted stock-based awards, stock options and warrants, less than 0.1 million were anti-dilutive, compared to 0.2 million as of September 30, 2012.

As of September 30, 2013, none of the performance related restricted stock-based awards issued in connection with the Company’s named executive officers were anti-dilutive.

As of September 30, 2013, certain performance related restricted stock-based awards were deemed to have met the performance targets. As such these performance related restricted stock-based awards are considered earned but not issued, and therefore have been included in this calculation.

Warrants issued in connection with the Company’s 1.50% Convertible Notes financing and 2.50% Convertible Notes financing were anti-dilutive and therefore not included in this calculation. Portions of the 1.50% Convertible Notes and the 2.50% Convertible Notes that would be subject to conversion to common stock were dilutive as of September 30, 2013 and therefore have been included in this calculation.

A reconciliation of weighted average shares used in calculating basic and diluted earnings per share follows:

(000’s omitted)	For the Three Months Ended September 30, (unaudited)		For the Nine Months Ended September 30, (unaudited)
	2013	2012	2013	2012
Basic	53,325	68,242	57,966	70,284
Effect of exercise of stock options	1,158	987	1,123	976
Effect of contingent common stock issuance	—	—	—	48
Effect of assumed vesting of performance related restricted stock-based awards	180	—	60	—
Effect of assumed vesting of restricted stock	1,489	1,288	1,450	1,213
Effect of portions of convertible notes subject to conversion	1,653	—	551	—

Diluted	57,805	70,517	61,150	72,521

8. Contingencies

Normal Course litigation

From time to time, the Company is also made a party to litigation incurred in the normal course of business. While any litigation has an element of uncertainty, the Company believes that the final outcome of any of these routine matters will not have a material effect on the Company’s financial position or future liquidity.

9. Related Party Transactions

The Candie’s Foundation

The Candie’s Foundation, a charitable foundation founded by Neil Cole for the purpose of raising national awareness about the consequences of teenage pregnancy, owed the Company less than $0.1 million and $0.6 million at September 30, 2013 and December 31, 2012, respectively. The Candie’s Foundation intends to pay-off the entire borrowing from the Company during 2013, although additional advances will be made as and when necessary.

Travel

The Company recorded expenses of zero and $155 for the Current Quarter and Prior Year Quarter, respectively, and $72 and $155 for the Current Nine Months and Prior Year Nine Months, respectively, for the hire and use of aircraft solely for business purposes owned by a company in which the Company’s chairman, chief executive officer and president is the sole owner. Management believes that all transactions were made on terms and conditions no less favorable than those available in the marketplace from unrelated parties.

10. Segment and Geographic Data

The Company has one reportable segment, licensing and commission revenue generated from its brands. The geographic regions consist of the United States, Japan and Other (which principally represents Canada and Europe). Revenues attributed to each region are based on the location in which licensees are located.

The net revenues by type of license and information by geographic region are as follows:

(000’s omitted)	For the three months ended September 30, (unaudited)		For the nine months ended September 30, (unaudited)
	2013	2012	2013	2012
Licensing and other revenue by category:
Direct-to-retail license	$35,663	$35,481	$119,745	$121,101
Wholesale license	56,479	43,150	170,434	122,667
Entertainment and other	15,033	7,959	37,183	24,919

	$107,175	$86,590	$327,362	$268,687

Licensing and other revenue by geographic region:
United States	$75,783	$70,285	$221,964	$215,881
Japan	9,754	8,800	21,738	22,729
Other(1)	21,638	7,505	83,660	30,077

	$107,175	$86,590	$327,362	$268,687

(1)	No single country represented 10% of the Company’s revenues in the periods presented in this table.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary. We are a brand management company engaged in licensing, marketing and providing trend direction for a diversified and growing consumer brand portfolio. Our brands are sold across every major segment of retail distribution, from luxury to mass. As of September 30, 2013, we owned the following iconic consumer brands: Candie’s, Bongo, Badgley Mischka, Joe Boxer, Rampage, Mudd, London Fog, Mossimo, Ocean Pacific/OP, Danskin/Danskin Now, Rocawear, Cannon, Royal Velvet, Fieldcrest, Charisma, Starter, Waverly, Ecko, Zoo York, Sharper Image, Umbro and Lee Cooper. In addition, Scion LLC, a joint venture in which we have a 50% controlling investment, owns the Artful Dodger brand and has investments in the BBC and Ice Cream brands; Hardy Way, a joint venture in which we have an 85% controlling investment, owns the Ed Hardy brands (see Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements); MG Icon, a joint venture in which we have a 50% investment, owns the Material Girl and Truth or Dare brands; Peanuts Holdings, a joint venture in which we have an 80% controlling investment, owns, through its wholly-owned subsidiary Peanuts Worldwide, the Peanuts brands and characters; Icon Modern Amusement, a joint venture in which we have a 51% controlling investment, owns the Modern Amusement brand; and Alberta ULC, a joint venture in which we have a 51% controlling investment, owns the Buffalo brand. We license our brands worldwide through over 1,000 direct-to-retail and wholesale licenses for use across a wide range of product categories, including sportswear, fashion accessories, footwear, entertainment, home products and décor, and beauty and fragrance. Our business model allows us to focus on our core competencies of marketing and managing brands without many of the risks and investment requirements associated with a more traditional operating company.

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

Results of Operations

The Current Quarter compared to the Prior Year Quarter

Licensing and Other Revenue. Licensing and other revenue for the Current Quarter totaled $107.2 million, a 24% increase as compared to $86.6 million for the Prior Year Quarter, driven by an aggregate increase of $28.0 million of revenue primarily related to (i) recently completed acquisitions (i.e. the acquisition of Umbro in November 2012; the acquisition of Buffalo in February 2013, and the acquisition of Lee Cooper in February 2013 – see Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements for descriptions of these transactions), (ii) the gain realized on our Iconix Australia transaction and (iii) our Danskin brand at Wal-Mart as compared to the Prior Year Quarter. This aggregate increase was partially offset by general weakness in revenue related to our men’s brands (particularly Ed Hardy, Ecko and Rocawear) as well as a decrease in revenue related to our Peanuts brand partly due to weakness in the Japanese yen.

Operating Expenses. Selling, general and administrative expenses, herein referred to as SG&A, totaled $45.7 million for the Current Quarter compared to $33.0 million for the Prior Year Quarter. After excluding SG&A totaling $7.9 million in the Current Quarter for which there is no comparable SG&A in the Prior Year Quarter (i.e. the acquisition of Umbro in November 2012; the acquisition of Buffalo in February 2013, and the acquisition of Lee Cooper in February 2013 – see Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements for descriptions of these transactions), comparable SG&A increased approximately $4.8 million. This increase in comparable SG&A was driven by (i) an increase of $4.2 million in compensation expense primarily due to the earn-out of certain performance-based compensation as being deemed earned or probable and (ii) an increase in $1.1 million of professional fees primarily related to recently completed transactions.

Operating Income. Operating income for the Current Quarter increased to $61.5 million, or approximately 57% of total revenue, compared to $53.6 million or approximately 62% of total revenue in the Prior Year Quarter.

Other Expenses – Net. Other expenses – net was approximately $17.2 million in the Current Quarter as compared to $5.9 million in the Prior Year Quarter. Interest expense increased approximately $12.7 million for the following reasons: (i) interest related to our Senior Secured Notes (issued November 2012 and June 2013) was approximately $9.2 million, for which there is no comparable expense in the Prior Year Quarter, (ii) interest related to our 1.50% Convertible Notes (issued March 2013) was approximately $5.5 million, for which there is no comparable expense in the Prior Year Quarter, and (iii) an increase in the amortization of our deferred financing fees of $0.8 million as a result of our recently completed financings; partially offset by: (i) $1.3 million of interest expense related to our revolver financing which we drew down in June 2012 and was paid off and extinguished in November 2012, (ii) interest expense related to our Ecko Note decreased approximately $1.1 million primarily related to the early extinguishment of the Ecko Note in May 2013 and (iii) interest expense related to our asset-backed notes (repaid and extinguished in November 2012) was $0.5 million, for which there is no comparable expense in the Current Quarter. Our equity earnings on joint ventures increased approximately $1.9 million from approximately $1.5 million in the Prior Year Quarter to $3.4 million in the Current Quarter, primarily due to strong performance from our MG Icon joint venture, as well as earnings from our Iconix Canada joint venture.

Provision for Income Taxes. The effective income tax rate for the Current Quarter is approximately 31.1% resulting in a $13.7 million income tax expense, as compared to an effective income tax rate of 33.7% in the Prior Year Quarter which resulted in the $16.1 million income tax expense. The decrease in our effective tax rate primarily relates to a greater portion of our income being generated and permanently reinvested in countries outside the U.S. that have lower statutory rates than the U.S.

Net Income. Our net income was approximately $30.5 million in the Current Quarter, compared to net income of approximately $31.6 million in the Prior Year Quarter, as a result of the factors discussed above.

The Current Nine Months compared to the Prior Year Nine Months

Licensing and Other Revenue. Licensing and other revenue for the Current Nine Months totaled $327.4 million, a 22% increase as compared to $268.7 million for the Prior Year Nine Months, driven by an aggregate increase of $74.9 million of revenue primarily related to (i) recently completed acquisitions (i.e. the acquisition of Umbro in November 2012; the acquisition of Buffalo in February 2013, and the acquisition of Lee Cooper in February 2013 – see Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements for descriptions of these transactions), (ii) the gains realized on our Iconix Australia and Iconix Canada transactions as compared to our Iconix India transaction in the Prior Year Nine Months (iii) certain women’s DTR brands (i.e. Mudd, Mossimo and Bongo) as compared to the Prior Year Nine Months and (iv) an aggregate increase in our home brands as compared to the Prior Year Nine Months. This aggregate increase was partially offset by general weakness in revenue related to our men’s brands (particularly Ed Hardy, Ecko and Rocawear) and our brands at Wal-Mart, as well as a decrease in revenue related to our Peanuts brand partly due to weakness in the Japanese yen.

Operating Expenses. SG&A totaled $128.1 million for the Current Nine Months compared to $98.6 million for the Prior Year Nine Months. After excluding SG&A totaling $18.9 million in the Current Nine Months for which there is no comparable SG&A in the Prior Year Nine Months (i.e. the acquisition of Umbro in November 2012; the acquisition of Buffalo in February 2013, and the acquisition of Lee Cooper in February 2013 – see Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements for descriptions of these transactions), comparable SG&A increased approximately $10.7 million. This increase in comparable SG&A was driven by

(i) an increase of $5.9 million in compensation expense primarily due to $8.0 million related to the earn-out of certain performance-based compensation as being deemed earned or probable which was partially offset by a decrease of $2.1 million in overall compensation expense primarily due to annual cash bonuses from the Prior Year Nine Months (ii) an increase in $5.1 million of professional fees primarily related to an unconsummated transaction as well as recently completed transactions and (iii) an increase of $1.1 million in advertising expense due to the timing of certain initiatives. These increases were partially offset by a decrease of $2.8 million in agent and talent costs related to the decrease in revenue from our Peanuts brand.

Operating Income. Operating income for the Current Nine Months increased to $199.2 million, or approximately 61% of total revenue, compared to $170.1 million or approximately 63% of total revenue in the Prior Year Nine Months.

Other Expenses – Net. Other expenses – net was approximately $40.0 million in the Current Nine Months as compared to $28.5 million in the Prior Year Nine Months. Interest expense increased approximately $19.3 million for the following reasons: (i) interest related to our Senior Secured Notes (issued November 2012 and June 2013) was approximately $22.3 million, for which there is no comparable expense in the Prior Year Nine Months, (ii) interest related to our 1.50% Convertible Notes (issued March 2013) was approximately $11.8 million, for which there is no comparable expense in the Prior Year Nine Months, and (iii) an increase in the amortization of our deferred financing fees of $1.4 million as a result of our recently completed financings; partially offset by: (i) $5.8 million of interest expense the Prior Year Nine Months related to our 1.875% convertible notes which were paid off in June 2012, (ii) interest expense related to our Ecko Note decreased approximately $3.6 million primarily related to the early extinguishment of the Ecko Note in May 2013, (iii) interest expense related to our asset-backed notes (repaid and extinguished in November 2012) was $2.2 million and (iv) $1.3 million of interest expense related to our revolver financing which we drew down in June 2012 and was paid off and extinguished in November 2012, for which there is no comparable expense in the Current Nine Months. Interest and other income increased $4.5 million from $2.4 million in the Prior Year Nine Months to $6.9 million in the Current Nine Months, due to a $5.4 million gain in the Current Nine Months related to the sale of securities that had been written down to zero in FY 2010. Our equity earnings on joint ventures increased approximately $3.4 million from approximately $4.2 million in the Prior Year Nine Months to $7.6 million in the Current Nine Months, primarily due to strong performance from our MG Icon joint venture, as well as strong aggregate earnings from our international joint ventures.

Provision for Income Taxes. The effective income tax rate for the Current Nine Months is approximately 29.8% resulting in a $47.4 million income tax expense, as compared to an effective income tax rate of 33.3% in the Prior Year Nine Months which resulted in the $47.1 million income tax expense. The decrease in our effective tax rate primarily relates to a greater portion of our income being generated and permanently reinvested in countries outside the U.S. that have lower statutory rates than the U.S..

Net Income. Our net income was approximately $111.8 million in the Current Nine Months, compared to net income of approximately $94.5 million in the Prior Year Nine Months, as a result of the factors discussed above.

Liquidity and Capital Resources

Liquidity

Our principal capital requirements have been to fund acquisitions and working capital needs, as well as share repurchases and, to a lesser extent, capital expenditures. We have historically relied on internally generated funds to finance our operations and our primary source of capital needs for acquisition has been the issuance of debt and equity securities. At September 30, 2013 and December 31, 2012, our cash totaled $325.7 million and $255.0 million, respectively, including short-term restricted cash of $46.4 million and $16.4 million, respectively.

In March 2013, we issued our 1.50% Convertible Notes, the proceeds of which (including transaction fees) were approximately $391.0 million. In connection with this transaction, we entered into the 1.50% Convertible Note Hedges and sold the 1.50% Convertible Note Warrants, the net cost of which was $26.4 million. Further, in connection with this offering, we entered into a private transaction whereby we repurchased 2.96 million shares of our common stock from a third party for $69.0 million.

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

Changes in Working Capital

At September 30, 2013 and December 31, 2012 the working capital ratio (current assets to current liabilities) was 3.05 to 1 and 3.64 to 1, respectively.

Operating Activities

Net cash provided by operating activities decreased approximately $1.5 million, from $157.5 million in the Prior Year Nine Months to $156.0 million in the Current Nine Months. This decrease is primarily due to an increase in our (i) accounts receivable of $23.0 million, (ii) a decrease in our deferred taxes of $7.7 million, as well as (iii) a $5.4 million gain on sale of securities and (iv) an increase of $3.4 million in our equity earnings on joint ventures, each of which is included in our net income but not part of operating activities. The aggregate of these decrease were partially offset by an increase in net income of $17.3 million for the reasons described above, an increase in deferred revenue of $16.9 million, and an increase of $5.0 million in stock compensation expense for the reasons described above.

Investing Activities

Net cash used in investing activities in the Current Nine Months increased approximately $212.3 million, from $14.3 million in the Prior Year Nine Months to $226.5 million in the Current Nine Months. This increase is primarily due to (i) our acquisition of a 51% controlling interest in the Buffalo brand for $76.5 million, (ii) our acquisition of the Lee Cooper brand for $66.7 million (excluding working capital acquired), (iii) our acquisition of the 49% non-controlling interest of IPH Unltd (owner of the Ecko brands and related assets) for $45.0 million, (iv) our investment in Marcy Media and purchase of a diffusion Rocawear brand for a combined $40.0 million, and (v) our investment in Complex Media for $25.0 million. This increase was partially offset by and (i) proceeds of $8.8 million related to the sale of our Canadian trademarks as part of the Iconix Canada transaction, (ii) proceeds of $7.3 million related to the sale of the London Fog outerwear category to one of our London Fog licensees (iii) proceeds of $7.2 million related to our Iconix Australia transaction in the Current Nine Months versus (a) proceeds of approximately $2.5 million in the Prior Year Nine Months for our sale of the Ed Hardy and Zoo York trademarks to Iconix Latin America, (b) proceeds of $2.0 million in the Prior Year Nine Months related to the sale of our trademarks in India as part of our Iconix India transaction, (iv) a decrease of $6.3 million in net distributions to equity partners, from $6.5 million in net distributions to equity partners in the Prior Year Nine Months to $0.2 million in net distributions to equity partners in the Current Nine Months and (v) $5.4 million of proceeds from the sale of certain securities in the Current Nine Months.

Financing Activities

Net cash provided by financing activities increased $370.1 million, from $259.7 million of net cash used in financing activities in the Prior Year Nine Months to net cash provided by financing activities of $110.4 million in the Current Nine Months. The main drivers of this net increase of cash provided by financing activities of $370.1 million were (i) aggregate net cash received of $365.6 million from our 1.50% Convertible Notes offering, net of the cost of hedges and sale of warrants related to this offering, (ii) cash received of $264.8 million from a secondary offering of our Senior Secured Notes, net of financing fees and original issue discount and (iii) a decrease in the payment of long term debt from $325.0 million in the Prior Nine Months compared to $79.8 million in the Current Nine Months primarily due to $287.5 million of principal paid for the extinguishment of our 1.875% Convertible Notes in the Prior Year Nine Months, compared to $57.0 million of principal paid in the Current Nine Months for the extinguishment of our Ecko Note and $22.8 million of principal paid on our Senior Secured Notes. This was partially offset by (i) an increase in shares purchased on the open market through our authorized share repurchase plans, from $88.3 million in the Prior Year Nine Months to $406.3 million in the Current Nine Months as part of a stock repurchase plan, (ii) proceeds of $150.0 million in the Prior Year Nine Months from a revolving line of credit and (ii) an increase in our restricted cash, which is directly related to the reserve accounts for the Senior Secured Notes which did not exist in the Prior Year Nine Months.

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

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995. The statements that are not historical facts contained in this report are forward looking statements that involve a number of known and unknown risks, uncertainties and other factors, all of which are difficult or impossible to predict and many of which are beyond our control, which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. These risks are detailed our Form 10-K for the fiscal year ended December 31, 2012 and other SEC filings. The words “believe”, “anticipate,” “expect”, “confident”, “project”, “provide”, “guidance” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date the statement was made.

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

The principal executive officer and principal financial officer also conducted an evaluation of internal control over financial reporting, herein referred to as internal control, to determine whether any changes in internal control occurred during the three months ended September 30, 2013 that may have materially affected or which are reasonably likely to materially affect internal control. Based on that evaluation, there has been no change in the Company’s internal control during the three months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control.

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

As of September 30, 2013, our consolidated balance sheet reflects debt of approximately $1,435.5 million, including secured debt of $852.2 million under our Senior Secured Notes. In accordance with ASC 470, our 1.50% Convertible Notes and our 2.50% Convertible Notes are included in our $1,435.5 million of consolidated debt at a net debt carrying value of $319.5 and $263.8 million, respectively; however, the principal amount owed to the holders of our 1.50% Convertible Notes and 2.50% Convertible Notes is $400.0 million (due March 2018) and $300.0 million (due June 2016), respectively. We may also assume or incur additional debt, including secured debt, in the future in connection with, or to fund, future acquisitions. Our debt obligations:

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

While we believe that by virtue of the cash on our balance sheet as of September 30, 2013, our ability to draw down additional funds under a revolving financing facility consisting of variable funding notes, herein referred to as Variable Funding Notes, and the guaranteed minimum and percentage royalty payments due to us under our licenses we will generate sufficient revenues from our licensing operations to satisfy our obligations for the foreseeable future, in the event that we were to fail in the future to make any required payment under agreements governing our indebtedness or fail to comply with the financial and operating covenants contained in those agreements, we would be in default regarding that indebtedness. A debt default could significantly diminish the market value and marketability of our common stock and could result in the acceleration of the payment obligations under all or a portion of our consolidated indebtedness.

A substantial portion of our licensing revenue is concentrated with a limited number of licensees such that the loss of any of such licensees could decrease our revenue and impair our cash flows.

Our licensees with Wal-Mart, Target, Kohl’s and Kmart/Sears were our four largest direct-to-retail licensees during the Current Nine Months, representing approximately 14%, 7%, 5% and 5%, respectively, of our total revenue for such period, while Li & Fung USA was our largest wholesale licensee, representing approximately 5% of our total revenue for such period. Because we are dependent on these licensees for a significant portion of our licensing revenue, if any of them were to have financial difficulties affecting their ability to make payments, or if any of these licensees decides not to renew or extend any existing agreement with us, or to significantly reduce its sales of licensed products under any of the agreement(s), our revenue and cash flows could be reduced substantially.

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

As of September 30, 2013, goodwill represented approximately $230.9 million, or approximately 8% of our total consolidated assets, and trademarks and other intangible assets represented approximately $1,962.5 million, or approximately 69% of our total consolidated assets. Under current U.S. GAAP accounting standards, goodwill and indefinite life intangible assets, including some of our trademarks, are no longer amortized, but instead are subject to impairment evaluation based on related estimated fair values, with such testing to be done at least annually. While, to date, no impairment write-downs have been necessary, any write-down of goodwill or intangible assets resulting from future periodic evaluations would, as applicable, either decrease our net income or increase our net loss and those decreases or increases could be material.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There have been no unregistered sales of equity securities during the Current Quarter. The following table represents information with respect to purchases of common stock made by the Company during the Current Quarter:

Month of purchase	Total number of shares purchased*	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)(2)(3)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
July 1 – July 31	9,889	$26.79	500,000	$336,384,174
August 1 – August 31	4,313	$35.05	2,200,000	$262,765,882
September 1 – September 30	530	$34.18	442,323	$248,171,967

Total	14,732	$29.48	3,142,323	$248,171,967

(1)	On October 27, 2011, the Company announced that the Board of Directors authorized the repurchase of up to $200 million of the Company’s common stock over a period ending October 31, 2015, herein referred to as the 2011 Program. The 2011 Program replaced any prior plan or authorization. The repurchase plan did not obligate the Company to repurchase any specific number of shares and may be suspended at any time at management’s discretion. The 2011 Program was fully expended on February 27, 2013.
(2)	On February 15, 2013, the Board of Directors authorized the repurchase of up to $300 million of the Company’s common stock over a period ending February 15, 2016, herein referred to as the February 2013 Program. The February 2013 Program is in addition to the 2011 Program. The February 2013 Program does not obligate the Company to repurchase any specific number of shares and may be suspended at any time at management’s discretion.
(3)	On July 22, 2013, the Board of Directors authorized the repurchase of up to $300 million of the Company’s common stock over a period ending July 22, 2016, herein referred to as the July 2013 Program. The July 2013 Program is in addition to the February 2013 Program and the 2011 Program. The July 2013 Program does not obligate the Company to repurchase any specific number of shares and may be suspended at any time at management’s discretion.
*	Amounts not purchased under the repurchase plan represent shares surrendered to the Company to pay withholding taxes due upon the vesting of restricted stock.

Item 6. Exhibits

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

Exhibit 10.90	Employment Agreement dated August 13, 2013 between the Company and Jason Schaefer

Exhibit 31.1	Certification of Chief Executive Officer Pursuant To Rule 13a-14 or 15d-14 of The Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002*

Exhibit 31.2	Certification of Chief Financial Officer Pursuant To Rule 13a-14 or 15d-14 of The Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002*

Exhibit 32.1	Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002*

Exhibit 32.2	Certification of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002*

Exhibit 101.INS	XBRL Instance Document*

Exhibit 101.SCH	XBRL Schema Document*

Exhibit 101.CAL	XBRL Calculation Linkbase Document*

Exhibit 101.DEF	XBRL Definition Linkbase Document*

Exhibit 101.LAB	XBRL Label Linkbase Document*

Exhibit 101.PRE	XBRL Presentation Linkbase Document*

*	Filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Iconix Brand Group, Inc.
(Registrant)

Date: November 6, 2013	/s/ Neil Cole
Neil Cole
Chairman of the Board, President and Chief Executive Officer

Date: November 6, 2013	/s/ Warren Clamen
Warren Clamen
Executive Vice President and Chief Financial Officer