Form 10-K
period 2013-12-31
ICONIX BRAND GROUP, INC.
filed 2014-02-27
CIK 857737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of the close of business on June 30, 2013 was approximately $1,612.4 million. As of February 24, 2014, 48,544,333 shares of the registrant’s Common Stock, par value $.001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s proxy statement for its annual meeting of stockholders to be held in 2014 are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

ICONIX BRAND GROUP, INC. - FORM 10-K

Unless the context requires otherwise, references in this Form 10-K to the “Company”, “Iconix”, “we”, “us”, “our”, or similar pronouns refer to Iconix Brand Group, Inc. and its consolidated subsidiaries.

PART I

Item 1. Business

General

The Company is a brand management company engaged in licensing, marketing and providing trend direction for a portfolio of consumer and entertainment brands. The portfolio includes the following wholly-owned brands: Candie’s®, Bongo®, Badgley Mischka®, Joe Boxer®, Rampage®, Mudd®, London Fog®, Mossimo®, Ocean Pacific®/OP®, Danskin®/Danskin Now®, Rocawear®/Roc Nation®, Cannon®, Royal Velvet®, Fieldcrest®, Charisma®, Starter®, Waverly®, Ecko Unltd®/Marc Ecko®, Zoo York®, Sharper Image®, Umbro® and Lee Cooper®, which the Company licenses directly to leading retailers (herein referred to as direct-to-retail), wholesalers and suppliers for use across a wide range of product categories, including apparel, footwear, sportswear, fashion accessories, home products and decor, beauty and fragrance, and, in the case of the Sharper Image brand, consumer electronics and novelty products. In addition, Scion, a joint venture in which the Company has a 50% investment, owns the Artful Dodger® brand and has a 50% investment in the Ice Cream® and Billionaire Boys Club® brands; Hardy Way, a joint venture in which the Company has an 85% investment, owns the Ed Hardy® brand; MG Icon, a joint venture in which the Company has a 50% investment, owns the Material Girl® and Truth or Dare® brands; Peanuts Holdings, a joint venture in which the Company has an 80% investment, owns the Peanuts® brand and characters through its wholly-owned subsidiary Peanuts Worldwide; Icon Modern Amusement, a joint venture in which the Company has a 51% investment, owns the Modern Amusement® brand; and Alberta ULC, a joint venture in which the Company has a 51% investment, owns the Buffalo® brand. Products bearing the Company’s brands are sold across a variety of distribution channels through direct-to-retail and wholesale licenses, from the mass tier to the luxury market and, in the case of the Peanuts brand, through various media outlets, including television, movies, web-based and mobile content. The Company supports its brands with innovative advertising and promotional campaigns designed to increase brand awareness, and provides its licensees with coordinated trend direction to enhance product appeal and help maintain and build brand integrity.

The Company’s business strategy is designed to maximize the value of its brands by entering into strategic licenses with licensees that have the responsibility for designing, manufacturing and distributing the licensed products. Licensees are selected based upon the Company’s belief that they will be able to produce and sell quality products in the categories of their specific expertise and that they are capable of exceeding minimum sales targets and royalties that the Company generally requires for each brand.

The Company plans to continue to build its brand portfolio by acquiring additional brands directly or through joint ventures. In assessing potential acquisitions or investments, the Company primarily evaluates the strength of the target brand as well as the expected viability and sustainability of future royalty streams. The Company believes that this focused approach allows it to screen a wide pool of consumer brand candidates and other asset light businesses, quickly evaluate acquisition targets and efficiently complete due diligence for potential acquisitions.

In addition, the Company also seeks to monetize its brands through international licenses, partnerships and other arrangements, such as joint ventures. Since September 2008, the Company has established the following international joint ventures: Iconix China, Iconix Latin America, Iconix Europe, Iconix India, Iconix Canada, Iconix Australia, Iconix Southeast Asia and Iconix Israel.

The Company also continues to arrange, as agent, through its wholly-owned subsidiary, Bright Star, for the manufacture of footwear products for mass market and discount retailers under their private label brands. Bright Star has no inventory and earns commissions on sales.

Since October 2004, the Company has acquired the following brands:

Date acquired	Brand
October 2004	Badgley Mischka
July 2005	Joe Boxer
September 2005	Rampage
April 2006	Mudd
August 2006	London Fog
October 2006	Mossimo
November 2006	Ocean Pacific/OP
March 2007	Danskin
March 2007	Rocawear
October 2007	Official-Pillowtex brands (Cannon, Royal Velvet, Fieldcrest and Charisma)
December 2007	Starter
October 2008	Waverly
July 2011[2]	Zoo York
October 2011	Sharper Image
November 2012	Umbro
February 2013	Lee Cooper
May 2013[1]	Ecko

In addition to the acquisitions above, the Company has acquired ownership interests in the following brands through its investments in joint ventures through December 31, 2013:

Date Acquired/Invested	Brand	Investment / Joint Venture	Iconix’s Interest
November 2007	Artful Dodger	Scion	50%
May 2009, April 2011	Ed Hardy(3)	Hardy Way	85%
October 2009	Ecko and Zoo York(1),(2)	IPH Unltd	100	%(1),(2)
March 2010	Material Girl and Truth or Dare	MG Icon	50%
June 2010	Peanuts	Peanuts Holdings	80%
May 2012	Ice Cream, Billionaire Boys Club	Scion	25%
December 2012	Modern Amusement	Icon Modern Amusement	51%
February 2013	Buffalo	Alberta ULC	51%

[1]	In May 2013 the Company purchased the remaining 49% of the equity interest in IPH Unltd from its minority partner, increasing its effective ownership of the Ecko portfolio of brands from 51% to 100%

[2]

In July 2011, the Company, through its wholly-owned subsidiary ZY Holdings, purchased the Zoo York brand and related assets from its IPH Unltd joint venture, increasing its effective ownership in the Zoo York brand from 51% to 100%.

[3]	In April 2011, the Company acquired an additional interest in Hardy Way LLC, increasing its effective ownership of the brand from 50% to 85%.

Further, through December 31, 2013, the Company formed the following joint ventures to develop and market the brands in specific international markets, herein collectively referred to as the Company’s “International Joint Ventures”:

Date Created	Investment /Joint Venture	Iconix’s Interest
September 2008	Iconix China	50%
December 2008	Iconix Latin America	50%
December 2009	Iconix Europe	50%
May 2012	Iconix India	50%
June 2013	Iconix Canada	50%
September 2013	Iconix Australia	50%
October 2013	Iconix Southeast Asia	50%
December 2013	Iconix Israel	50%

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

As of December 31, 2013, the combined brand portfolio of the Company and its joint ventures consisted of the following iconic consumer brands:

Candie’s. Candie’s is known primarily as a junior lifestyle brand, with products in the footwear, apparel and accessories categories, and has achieved brand recognition for its flirty and fun image and affiliations with celebrity spokespeople. Celebrity spokespeople for the Candie’s brand over the past two decades have included Jenny McCarthy, Destiny’s Child, Kelly Clarkson, Hilary Duff, Fergie, Hayden Panetierre, Britney Spears, Vanessa Hudgens, Lea Michele, Carly Rae Jepsen and, currently, singer and actress Bella Thorne. Candie’s was established as a brand in 1977 and Iconix purchased the brand from a predecessor company in 1993, making it Iconix’s longest held trademark. The primary licensee for Candie’s is Kohl’s Department Stores, Inc., herein referred to as Kohl’s, which commenced the roll out of the brand in July 2005 in all of its stores in the United States with a multi-category line of Candie’s lifestyle products, including sportswear, denim, footwear, handbags, intimate apparel, children’s apparel, fragrance and home accessories. Candie’s shop-in-shops are in all of Kohl’s over 1,100 stores, creating a brand specific shopping experience. The Candie’s brand is also sold through Candie’s retail stores in Greater China through our Iconix China joint venture and is also licensed in South Korea and the Philippines.

Bongo. The Bongo brand is positioned as a California lifestyle brand, with a broad range of women’s and children’s casual apparel and accessories, including denim, sportswear, eyewear, footwear and watches. The brand was established in 1982 and was purchased by the Company in 1998. In February 2010, the Company signed an exclusive direct-to-retail license agreement with Kmart Corporation, a wholly-owned subsidiary of Sears Holding Corporation (herein referred to as Kmart/Sears), for the brand in the United States covering apparel, accessories and other categories. The Bongo brand is also licensed in various categories in Latin America and Canada. Celebrity spokespeople for the Bongo brand have included Liv Tyler, Rachel Bilson, Nicole Richie, Vanessa Minnillo, Kim Kardashian, Jesse McCartney, Audrina Patridge, Lucy Hale and, currently, actress Vanessa Hudgens.

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

Danskin/Danskin Now. Danskin, the Company’s oldest brand, is a 126 year-old iconic brand of women’s activewear, legwear, dancewear, yoga apparel and fitness equipment, which the Company acquired in March 2007. The primary license for the Danskin brand is a direct-to-retail license with Wal-Mart for Danskin Now covering a wide range of women’s and girl’s apparel, footwear, accessories and fitness equipment. The Danskin Now brand is sold through all Wal-Mart stores in the United States and Canada. In addition, the Danskin brand continues to be sold through better department, mid-tier, specialty and sporting goods stores, as well as through Danskin.com. The Danskin brand is also licensed for fitness and exercise equipment in Canada, Mexico, South Africa, Australia, New Zealand and the United Kingdom. In 2011, the Company launched a national campaign titled the Danskin “Move for Change”, a goodwill initiative dedicated to the health and wellness of women and children, featuring actress, singer and author, Hilary Duff, actress and author, Jenny McCarthy, TV personality, Padma Lakshmi and supermodel and actress, Christie Brinkley. This initiative was created to continually support organizations and programs that research, foster and fund women and children’s health initiatives.

Rocawear/Roc Nation. Rocawear is a leading urban lifestyle apparel brand established by Shawn “Jay-Z” Carter and his partners in 1999. The Company acquired the Rocawear brand in March 2007. The Rocawear brand is currently licensed in the United States in a variety of categories, including men’s, women’s and kids’ apparel, outerwear, footwear, jewelry and handbags. Rocawear products are sold primarily through department and specialty stores. The brand is also licensed in various territories outside the U.S. In July 2013, the Company acquired the global rights to the “Roc Nation” name, a diffusion brand of Rocawear, to use and register as a trademark for apparel, footwear and related categories. The Roc Nation brand is a higher-end diffusion brand of Rocawear associated with the Roc Nation entertainment and talent agency currently licensed in the U.S. The founder of the Roc portfolio of brands, Jay-Z, remains involved with the brand and serves as an endorser of the brands through an endorsement and services agreement which continues through December 31, 2014.

Cannon. Cannon is one of the most recognizable brands in home textiles with a strong heritage and history and is known as the first textile brand to sew logos onto products. Cannon was established in 1887, making it the Company’s third oldest brand. The Company acquired Cannon as part of the 2007 Pillowtex acquisition. At the time of the acquisition, the brand was distributed in over 1,000 regional department stores, including Meijer, ShopKo, Mervyn’s and Stein Mart, as well as through Wal-Mart and Costco Wholesale Corporation, herein referred to as Costco. In February 2008, the Company signed a direct-to-retail license with Kmart/Sears for Cannon to be sold exclusively in the United States and Canada in both Kmart and Sears stores in multiple categories. In addition, the brand is licensed in Latin America, the Middle East, Greece and parts of Southeast Asia.

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

Charisma. Charisma home textiles were introduced in the 1970’s and are known for their quality materials and classic designs. The Company acquired Charisma as part of the 2007 Pillowtex acquisition. In February 2009, the Company signed a direct-to-retail license with Costco for certain Charisma products to be sold in Costco stores and on costco.com in the United States and other countries. The brand is also licensed in the United States and Canada for distribution through better department stores such as Bloomingdales. In addition, the brand is licensed in Australia and New Zealand. In the past, celebrity spokespeople for the brand have included Jason Lewis, Gabriel Aubry and Eddie Cibrian.

Starter. Starter, founded in 1971, is one of the original brands in licensed team sports merchandise and is a highly recognized brand of athletic apparel and footwear. The Company acquired Starter in December 2007. At the time of the acquisition, the brand was distributed in the United States primarily at Wal-Mart through a number of wholesale licensees. In July 2008, the brand was licensed to Wal-Mart on a direct-to-retail basis. The Starter brand is sold through all Wal-Mart stores in the United States and Canada. In addition, the brand is licensed in Europe, Australia, New Zealand, South Korea and Japan. Most recently, the Company has partnered with sports leagues and teams throughout the U.S. and re-launched the iconic Starter satin jacket, sold through various specialty stores, sporting goods stores and online.

Waverly. Founded in 1923, Waverly is a premier home fashion and lifestyle brand and one of the most recognized names in home decor. The Company acquired Waverly in October 2008. Waverly has a direct-to-retail agreement in the United States with Lowe’s Companies, Inc., herein referred to as Lowe’s, for Waverly Home Classics for a variety of select home furnishings. Waverly is also licensed in the United States for products including fabric, window treatments and bedding that are sold through retailers such as Jo-Ann’s and Lowe’s as well as interior design rooms and other specialty retailers. The Waverly brand is also licensed in a number of international territories, including Canada, Mexico, Europe, Australia, the Philippines, the Middle East and parts of Southeast Asia.

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

Sharper Image. Founded in 1977, Sharper Image is a respected brand in the consumer electronics industry and is best known for its innovative home products. The Company acquired the Sharper Image brand in October 2011. The brand has been licensed for a variety of products, including audio and video electronics, travel gear, personal home products, kitchen and bath accessories, massage products, air purification products and giftables, and in territories including the United States, Europe, Canada, Mexico, Latin America, Japan, Turkey and the Middle East. Most recently, the spokespersons for the brand have been actress and model, Megan Fox, and television icon, Betty White.

Umbro. Founded in 1924, Umbro is the original global football (soccer) brand. The brand combines its British heritage with a modern football lifestyle to create iconic sports apparel and footwear which is sold through a variety of licenses in the United Kingdom, Europe, Russia, Latin America, Southeast Asia, the United States, Canada, the Middle East and in other countries around the world. In October 2013, the Company entered into a sponsorship agreement with the Everton Football Club of the English Premier League to supply team kits through the 2018/2019 season. The Company acquired the Umbro brand in November 2012.

Lee Cooper. Founded in 1908, Lee Cooper is an iconic British denim brand that has expanded into multiple lifestyle categories including men’s and women’s casual wear, footwear and accessories. Today, Lee Cooper is a pure licensing business with over 35 international licensees. The brand is sold in over 80 countries, predominantly in Europe, Asia and the Middle East. The Company acquired the Lee Cooper brand in February 2013.

Brands Owned by the Company’s Joint Ventures

Scion LLC

Scion is a brand management and licensing company formed by the Company with Shawn “Jay-Z” Carter in March 2007 to buy and license brands across a spectrum of consumer product categories. In November 2007, Scion, through its wholly-owned subsidiary, Artful Holdings LLC, purchased the Artful Dodger brand, a high end urban apparel brand. Also, in May 2012, Scion purchased a 50% interest in the Billionaire Boys Club and Ice Cream brands.

Hardy Way

In May 2009, the Company acquired a 50% interest in Hardy Way, the owner of the Ed Hardy brand and trademarks. In April 2011, the Company made an additional investment in Hardy Way which increased its ownership interest to 85%. Don Ed Hardy and his artwork date back to 1967 when he transformed the tattoo business into an artistic medium. He began licensing his name and artwork for apparel in 2003 and today the Ed Hardy brand is recognized by its tattoo inspired lifestyle products. The brand is licensed to wholesalers in the United States and elsewhere throughout the world in multiple categories, including men’s, women’s and kids apparel, footwear, handbags, fragrance, cosmetics and other consumer products. Most recently, the brand has been distributed through Wal-Mart in multiple categories.

IPH Unltd

In October 2009, the Company, through the then newly formed joint venture company IPH Unltd, acquired a 51% controlling stake in the Ecko and Zoo York portfolio of brands. In July 2011, the Company, through its wholly-owned subsidiary ZY Holdings, purchased the Zoo York brand and related assets from IPH Unltd, increasing its ownership in the Zoo York brand from 51% to 100%. In May 2013, the Company purchased the remaining 49% interest from its minority partner, increasing its ownership in IPH Unltd from 51% to 100%.

Founded in 1993, Ecko and its various diffusion brands (e.g. Ecko Unltd, Ecko Red, Marc Ecko Cut & Sew, among others) are marketed and sold to consumers in lifestyle categories, including active-athletic, streetwear, collegiate/preppy and denim fashion. Licenses for Ecko products in the United States cover a variety of categories, including men’s, women’s and kids’ apparel, outerwear, underwear and fragrance. Ecko products are sold primarily through better department and specialty stores as well as freestanding Ecko Unltd retail scores. The Ecko brands are also licensed to wholesale licensees in Japan, Latin America, Australia, India, South Africa and other countries throughout the world.

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

Peanuts Worldwide

In June 2010, the Company, through its wholly-owned subsidiary Icon Entertainment LLC, acquired an 80% controlling stake in Peanuts Holdings, which, through its wholly-owned subsidiary, Peanuts Worldwide, owns and manages the Peanuts brands and characters, including Snoopy, Charlie Brown, Lucy, Linus, Peppermint Patty, Sally, Schroeder, Pig-Pen and Woodstock. The Company’s 20% partner in Peanuts Holdings is the family of Charles Schulz, the creator of the Peanuts brand and characters. Peanuts has a strong diversified global licensing platform with over 700 licensing agreements including relationships with MetLife, ABC Network, Hallmark, Universal Studios, Warner Bros., Cedar Fair, H&M, Benetton, Old Navy, CVS and Walgreens. In October 2012, the Company entered into an agreement with Twentieth Century Fox Animation to produce an animated movie featuring the iconic Peanuts characters, which is scheduled to be released in November 2015. The Peanuts brand is licensed in over 40 countries.

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

Buffalo Brand Joint Venture

In February 2013, the Company formed a joint venture with Buffalo International ULC (“Buffalo International”) in which the Company effectively purchased a 51% interest in the Buffalo trademarks and related assets. Founded in 1985, Buffalo is a lifestyle brand consisting of denim, sportswear, activewear, and accessories. Buffalo is primarily sold through better department stores including Macy’s, Dillard’s and Lord & Taylor, and has 30 stand-alone retail stores, mainly in Canada, operated by Buffalo International ULC, our core licensee.

International Joint Ventures

Iconix China

In September 2008, the Company and Novel Fashions Holdings Limited, herein referred to as Novel, formed a joint venture, Iconix China, to develop, exploit and market the Company’s brands in the People’s Republic of China, Hong Kong, Macau and Taiwan, herein referred to as the China territory. Iconix China seeks to maximize brand monetization through investment, whereby Iconix China receives a minority equity stake in local operating companies in exchange for the rights to one or more of the Company’s brands in the China territory and brand management support. Since September 2008, Iconix China has completed six separate investments for the Rampage, London Fog, Badgley Mischka, Candie’s, Royal Velvet, Ed Hardy and Material Girl brands. In December 2011, Iconix China completed its first monetization through the initial public offering of China Outfitters Holdings Limited, herein referred to as China Outfitters, its partner for the London Fog brand in the region. In connection with the offering, Iconix China converted a minority equity stake in a subsidiary of China Outfitters that it had received in 2008 in exchange for the contribution of its rights to the London Fog brand. Also, in December 2012, Iconix China sold its interests in the Artful Dodger and Zoo York brands in Greater China to China Outfitters.

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

Iconix Europe

In December 2009, the Company contributed substantially all rights to its wholly-owned brands in all member states and candidate states of the European Union, and certain other European countries, herein referred to as the European territory, to Iconix Europe, a then newly formed wholly-owned subsidiary of the Company. Also, in December 2009 and shortly after the formation of Iconix Europe, an investment group led by Albion Equity Partners LLC, purchased a 50% interest in Iconix Europe through Brand Investments Vehicle Group 3 Limited (“BIV”). Also, as part of this transaction, Iconix Europe entered into a multi-year brand management and services agreement with The Licensing Company to assist in developing, exploiting, marketing and licensing the contributed brands in the European territory.

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

Iconix Canada

In June 2013, the Company contributed substantially all economic rights to its brands in Canada to Iconix Canada L.P. and ICO Brands L.P. (together with general partner 8560854 Canada, Inc., “Iconix Canada”), each then newly formed joint ventures with Buffalo International and its subsidiaries. Buffalo International effectively purchased a 50% interest in Iconix Canada from the Company to assist the Company in developing, exploiting, marketing and licensing the Company’s brands in Canada.

Iconix Australia

In September 2013, the Company formed Iconix Australia, LLC (“Iconix Australia”), a Delaware limited liability company and a wholly-owned subsidiary of the Company, and contributed substantially all rights to its wholly-owned and controlled brands in Australia and New Zealand (the “Australia territory”) through an exclusive, royalty-free perpetual master license agreement with Iconix Australia. Shortly thereafter Pac Brands USA, Inc. (“Pac Brands”) purchased a 50% interest in Iconix Australia from the Company to assist the Company in developing, exploiting, marketing and licensing the Company’s brands in Australia.

Iconix Southeast Asia

In October 2013, the Company contributed substantially all rights to its wholly-owned and controlled brands in Indonesia, Thailand, Malaysia, Philippines, Singapore, Vietnam, Cambodia, Laos, Brunei, Myanmar and East Timor (together, the “Southeast Asia Territory”) to Lion Network Limited (“Iconix SE Asia”), a then newly formed subsidiary of the Company through an exclusive, royalty-free perpetual master license agreement with Iconix SE Asia. Shortly thereafter, LF Asia Limited (“LF Asia”), an affiliate of Li & Fung Limited, purchased a 50% interest in Iconix SE Asia to assist the Company in developing, exploiting, marketing and licensing the Company’s brands in the Southeast Asia Territory.

Iconix Israel

In November 2013, the Company contributed substantially all rights to its wholly-owned and controlled brands in the State of Israel and the geographical regions of the West Bank and the Gaza Strip (together, the “Israel Territory”) to Iconix Israel LLC (“Iconix Israel”), a then newly formed subsidiary of the Company through an exclusive, royalty-free perpetual master license agreement with Iconix Israel. Shortly thereafter, M.G.S. Sports Trading Limited (“MGS”) purchased a 50% interest in Iconix Israel to assist the Company in developing, exploiting, marketing and licensing the Company’s brands in the Israel Territory.

Other

Marcy Media LLC

In July 2013, the Company purchased a 10% minority interest in Marcy Media LLC (“Marcy Media”), a multi-media portfolio company which owns a 50% interest in Roc Nation LLC, an entertainment and talent management company.

Also in July 2013, the Company acquired the global rights to the “Roc Nation” name, a diffusion brand of Rocawear, to use and register as a trademark for apparel, footwear and related categories.

Complex Media Inc.

In September 2013, the Company purchased convertible preferred shares which, on an as converted basis as of the closing date, equals an approximate 14.4% minority interest in Complex Media Inc. (“Complex Media”), a multi-media lifestyle company which, among other things, owns Complex magazine and its online counterpart, Complex.com.

Bright Star

Bright Star provides design direction and arranges for the manufacturing and distribution of men’s private label footwear products primarily for Wal-Mart under its private labels. Bright Star acts solely as an agent and never assumes ownership of the goods. For each of the years ended December 31, 2013, 2012 and 2011 Bright Star’s agency commissions represented less than 1% of the Company’s revenues.

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

Each of the Company’s licenses has a stipulated territory or territories, as well as distribution channels in which the licensed products may be sold. Currently, the majority of the Company’s revenues are from domestic based licenses, but the Company also seeks to monetize its trademarks internationally through licenses, partnerships, and other arrangements, such as joint ventures. Since 2008, the Company entered into eight international joint ventures. For further information, see above for discussion on Iconix China, Iconix Latin America, Iconix Europe, Iconix India, Iconix Australia, Iconix Canada, Iconix Southeast Asia and Iconix Israel.

The Company’s licenses typically require the licensee to pay the Company royalties based upon net sales with guaranteed minimum royalties in the event that net sales do not reach certain specified targets. The Company’s licenses also typically require the licensees to pay to the Company certain minimum amounts for the advertising and marketing of the respective licensed brands. As of January 1, 2014 the Company and its joint ventures had a contractual right to receive over $750 million of aggregate minimum licensing revenue through the balance of all of their current licenses, excluding any renewals.

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

For the year ended December 31, 2013, the Company’s largest direct-to-retail licenses were with Wal-Mart for the OP, Starter and Danskin brands, Target for the Mossimo brand, Kohl’s for the Candie’s brand and Sears/Kmart for the Joe Boxer brand, which collectively represented approximately 23% of total revenue for the period. The Company’s largest wholesale licensee was Li & Fung USA for Rocawear, Ecko, Zoo York and Peanuts children and junior sportswear, and Cannon home furnishings, collectively representing approximately 5% of total revenue for the period.

Key direct-to-retail licenses

Wal-Mart licenses

Revenue generated by the Company’s three licenses with Wal-Mart, accounted for 13%, 17% and 17% of the Company’s revenue for the years ended December 31, 2013 (“FY 2013”), December 31, 2012 (“FY 2012”) and December 31, 2011 (“FY 2011”), respectively. The following is a description of these licenses:

Danskin Now. In July 2008, the Company entered into a license agreement with Wal-Mart pursuant to which Wal-Mart was granted the exclusive right to use the Danskin Now trademark in the United States, Canada and parts of South and Central America in connection with the design, manufacture, promotion and sale of women’s and girl’s soft lines, including activewear, dancewear, footwear, intimate apparel, apparel accessories and fitness equipment through Wal-Mart stores and Walmart.com. The current term of the license continues through December 31, 2014, and may be renewed at Wal-Mart’s option for an additional two year term, contingent on Wal-Mart meeting specified performance and minimum sales standards. The license also provides for guaranteed annual minimum royalties that Wal-Mart is obligated to pay the Company for each contract year.

Ocean Pacific/OP. In August 2007, the Company entered into an exclusive direct-to-retail license agreement with Wal-Mart granting Wal-Mart the right to design, manufacture, sell and distribute through Wal-Mart stores and Walmart.com a broad range of apparel and accessories under the Ocean Pacific/OP marks in the United States, Canada and Mexico. The current term of the OP license continues through June 30, 2015, and may be renewed at Wal-Mart’s option for an additional two year term, contingent on Wal-Mart meeting specified performance and minimum sales standards. The license also provides for guaranteed annual minimum royalties that Wal-Mart is obligated to pay the Company for each contract year.

Starter. In December 2007, the Company entered into a license agreement with Wal-Mart granting Wal-Mart the exclusive right to design, manufacture, sell and distribute a broad range of apparel and accessories under the Starter trademark in the United States, Canada and Mexico. The initial term of this license expired on December 31, 2013 and was renewed for a two-year term expiring on December 31, 2015, and may be renewed at Wal-Mart’s option for up to two additional consecutive terms of five years, each contingent on Wal-Mart meeting specified performance and minimum sales standards. The license also provides for guaranteed annual minimum royalties that Wal-Mart is obligated to pay the Company for each contract year.

Target licenses

Revenue generated by the Company’s licenses with Target, accounted for 6%, 7% and 6% of the Company’s revenue for FY 2013, FY 2012 and FY 2011, respectively. The following is a description of these licenses:

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

Kohl’s licenses

Revenue generated by the Company’s two licenses with Kohl’s, accounted for 5%, 6%, and 6% of the Company’s revenue for FY 2013, FY 2012 and FY 2011, respectively. The following is a description of these licenses:

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

Kmart/Sears licenses

Revenue generated by the Company’s three licenses with Kmart/Sears, accounted for 5%, 6% and 5% of the Company’s revenue for FY 2013, FY 2012 and FY 2011, respectively. The following is a description of these licenses:

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

Cannon. In February 2008, the Company entered into a license agreement with Kmart/Sears granting Kmart/Sears the exclusive right to design, manufacture, sell and distribute a broad range of home furnishings under the Cannon trademark in the United States and Canada. The initial term of this license continues through February 1, 2014, and has been renewed for another term ending February 1, 2019, subject to Kmart/Sears’s option to renew for up to two additional consecutive terms of five years, each contingent on Kmart/Sears meeting specified performance and minimum sale standards. The agreement also provides for guaranteed minimum royalties that Kmart/Sears is obligated to pay the Company for each contract year. The Cannon brand was fully launched in both Kmart and Sears stores in the Company’s third fiscal quarter of 2009.

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

Key wholesale licenses

Li & Fung USA and affiliate licenses

Total revenue generated from these licenses with Li & Fung USA and its affiliates accounted for 5%, 6% and 10% of the Company’s overall revenue in FY 2013, FY 2012 and FY 2011, respectively.

As part of the Company’s acquisition of Official-Pillowtex in October 2007, the Company acquired licenses with Li & Fung USA for the Royal Velvet and Cannon brands. Since the date of the acquisition, these licenses have been amended to permit the Company to enter into the Cannon direct-to-retail license with Sears/Kmart in 2008 and the Royal Velvet direct-to-retail license with JC Penney in 2011, pursuant to an amendment and early termination agreement. The term of the Royal Velvet license, which expired on December 31, 2011, and the term of the Cannon license with respect to the remaining International territories covered by the license expired on December 31, 2013.

During 2009, Li & Fung USA, through its acquisition of Wear Me LLC, acquired the rights to certain exclusive licenses for our Rocawear, Ecko and Zoo York brands. The current term of the Rocawear license expires December 31, 2015 and the current term of the Zoo York license expires on December 31, 2014; the current term of the Ecko license expired on December 31, 2013.

Li & Fung USA also has the rights to produce Peanuts branded apparel in the United States and Canada for a current term continuing through December 31, 2015. In addition, an affiliate of Li & Fung USA, Li & Fung Asia, recently became the agent for Peanuts Worldwide for the greater Asia territory for a current term ending December 31, 2017. The agent agreement provides for guaranteed minimum royalties for the greater Asia territory with respect to the Peanuts brands.

Marketing

The Company believes marketing is a critical element in maximizing brand value to its licensees and to the Company. The Company’s in-house marketing team tailors advertising for the Company’s brands, and each year the Company develops new marketing and promotional campaigns that incorporate the design aesthetic of each brand.

The Company believes that its innovative national marketing and promotional campaigns result in increased sales and consumer awareness of its brands. Because of the Company’s established relationships with agents, managers, magazine publishers and the media in general, the Company has been able to leverage advertising dollars into successful public relations campaigns reaching tens of millions of consumers. The Company also works with its joint venture partners with respect to marketing, advertising and trend direction.

The Company’s advertising expenditures for each of its brands are dedicated largely to crafting and developing creative advertising concepts, reaching appropriate arrangements with spokespeople, advertisements in magazines and trade publications, running internet advertisements and promoting public relations events, securing product placements and developing sweepstakes and media contests often featuring personal appearances and concerts. The advertisements for the Company’s various brands have appeared in fashion magazines such as Seventeen, Teen Vogue, Cosmopolitan, People Style Watch, InStyle and Elle , as well as in popular lifestyle and entertainment magazines such as Us Weekly, Better Homes and Gardens, and Star, as well as in newspapers, on outdoor billboards, through social media sites such as Facebook®, Twitter®, Pinterest® and Instagram®, as well as through various blogs, e-mail blasts, banner advertisements, online sweepstakes and gift with purchase programs. The Company also has used television commercials to promote certain of its brands, partnering with licensees to create and air commercials to generate excitement for its brands with consumers.

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

Trend direction

The Company’s in-house trend direction teams support the brands by providing licensees with unified trend direction and guidance and by coordinating the brand image across licensees and product categories. The Company’s trend direction personnel are focused on identifying and interpreting the most current trends, both domestically and internationally, and helping forecast the future design and product demands of the respective brands’ customers. Typically, the Company develops a trend guide, including colors, fabrics, silhouettes and an overall style sensibility for a brand and for each product season, and then works with licensees to maintain consistency with the overall brand presentation across product categories. In addition, the Company has product approval rights in most licenses and further controls the look and mix of products its licensees produce through that process. With respect to Badgley Mischka, the Company has contracted the exclusive services of the designers who founded the brand to control creative direction. Also, with respect to Alberta ULC (owner of the Buffalo brands), Hardy Way (owner of the Ed Hardy brand) and MG Icon (owner of the Material Girl and Truth or Dare brands), the Company has entered into arrangements with its partners to oversee and control the creative aspects of the brands.

The Company website

The Company maintains a website at www.iconixbrand.com, which provides a wide variety of information on each of its brands. The Company also makes available free of charge on its website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed with or furnished to the Securities and Exchange Commission, herein referred to as the SEC, under applicable law as soon as reasonably practicable after it files such material. The Company’s website also contains information about its history, investor relations, governance and links to access copies of its publicly filed documents. Further, the Company has established an intranet with approved vendors and service providers who can access additional materials and download them through a secure network. In addition, there are websites for many of the Company’s brands, operated by the Company or its licensees, for example, at www.candies.com, www.badgleymischka.com, www.joeboxer.com and www.peanuts.com. The information regarding the Company’s website address and/or those sites established for its brands is provided for convenience, and the Company is not including the information contained on the Company’s and brands’ websites as part of, or incorporating it by reference into, this Annual Report on Form 10-K.

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

Employees

As of December 31, 2013, the Company had a total of 151 employees. Of these 151 full-time employees, four were named executive officers of the Company. The remaining employees are senior managers, middle management, marketing and administrative personnel. None of the Company’s employees are represented by a labor union. The Company considers its relationship with its employees to be satisfactory.

Financial information about geographical areas

Revenues from external customers related to operations in the United States and foreign countries are as follows:

	FY 2013	FY 2012	FY 2011
	(000’s omitted)
Licensing and other revenue by category:
Direct-to-retail license	$147,846	$150,245	$139,681
Wholesale license	222,285	165,083	203,519
Entertainment and other	62,495	38,490	26,645

	$432,626	$353,818	$369,845

Licensing and other revenue by geographic region:
United States	$292,619	$273,903	$302,629
Japan	29,734	36,432	31,461
Other(1)	110,273	43,483	35,756

	$432,626	$353,818	$369,845

(1)	No single country represented 10% of the Company’s revenues in the periods presented within “Other” on this table.

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

Our existing and future debt obligations could impair our liquidity and financial condition, and in the event we are unable to meet our debt obligations we could lose title to certain trademarks.

As of December 31, 2013, our consolidated balance sheet reflects debt of approximately $1,427.3 million, including secured debt of $836.9 million under our Senior Secured Notes. In accordance with ASC 470, our 1.50% Convertible Notes and our 2.50% Convertible Notes are included in our $1,427.3 million of consolidated debt at a net debt carrying value of $323.4 and $267.0 million, respectively; however, the principal amount owed to the holders of our 1.50% Convertible Notes and 2.50% Convertible Notes is $400.0 million (due March 2018) and $300.0 million (due June 2016), respectively. We may also assume or incur additional debt, including secured debt, in the future in connection with, or to fund, future acquisitions. Our debt obligations:

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

In addition, as of December 31, 2013, approximately $44.4 million, or 16%, of our cash was held in foreign subsidiaries. Our investments in these foreign subsidiaries are considered indefinitely reinvested and unavailable for the payment of any U.S. based expenditures, including debt obligations. Any repatriation of cash from these foreign subsidiaries may require the accrual and payment of U.S. federal and certain state taxes, which could negatively impact our results of operations and/or the amount of available funds. While we currently have no intention to repatriate cash from these subsidiaries, should the need arise domestically, there is no guarantee that we could do so without adverse consequences.

While we believe that by virtue of the cash on our balance sheet as of December 31, 2013, our ability to draw down additional funds under a revolving financing facility consisting of variable funding notes, herein referred to as Variable Funding Notes, and the guaranteed minimum and percentage royalty payments due to us under our licenses we will generate sufficient revenues from our licensing operations to satisfy our obligations for the foreseeable future, in the event that we were to fail in the future to make any required payment under agreements governing our indebtedness or fail to comply with the financial and operating covenants contained in those agreements, we would be in default regarding that indebtedness. A debt default could significantly diminish the market value and marketability of our common stock and could result in the acceleration of the payment obligations under all or a portion of our consolidated indebtedness.

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

Our business has grown dramatically over the past several years. For example, our revenue increased from $30.1 million for fiscal 2005 to $432.6 million for FY 2013. Our growth has largely resulted from our acquisition of new brands of various sizes. Since October 2004, we acquired directly and through our joint ventures numerous iconic brands (or rights to use those brands and trademarks) and increased our total number of licenses from approximately 18 to over 1,000. Furthermore, we continue to evaluate and pursue appropriate acquisition opportunities to the extent we believe that such opportunities would be in the best interests of our company and our stockholders including, without limitation, other asset light models.

This significant growth has placed considerable demands on our management and other resources and continued growth could place additional demands on such resources. Our ability to compete effectively and to manage future growth, if any, will depend on the sufficiency and adequacy of our current resources and infrastructure and our ability to continue to identify, attract and retain personnel to manage our brands and the businesses we may acquire. There can be no assurance that our personnel, systems, procedures and controls will be adequate to support our operations and properly oversee our brands. The failure to support our operations effectively and properly oversee our brands could cause harm to our brands and have a material adverse effect on our brands’ fair values and our business, financial condition and results of operations. In addition, we may be unable to leverage our core competencies in managing apparel brands to managing brands in new product categories or other asset light businesses we may acquire.

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

Our licensees with Wal-Mart, Target, Kohl’s and Kmart/Sears were our four largest direct-to-retail licensees during FY 2013, representing approximately 13%, 6%, 5% and 5%, respectively, of our total revenue for such period, while Li & Fung USA was our largest wholesale licensee, representing approximately 5% of our total revenue for such period. Because we are dependent on these licensees for a significant portion of our licensing revenue, if any of them were to have financial difficulties affecting their ability to make payments, or if any of these licensees decides not to renew or extend any existing agreement with us, or to significantly reduce its sales of licensed products under any of the agreement(s), our revenue and cash flows could be reduced substantially.

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

As of December 31, 2013, goodwill represented approximately $231.0 million, or approximately 8% of our total consolidated assets, and trademarks and other intangible assets represented approximately $1,955.6 million, or approximately 68% of our total consolidated assets. Under current U.S. GAAP accounting standards, goodwill and indefinite life intangible assets, including some of our trademarks, are no longer amortized, but instead are subject to impairment evaluation based on related estimated fair values, with such testing to be done at least annually. While, to date, no impairment write-downs have been necessary, any write-down of goodwill or intangible assets resulting from future periodic evaluations would, as applicable, either decrease our net income or increase our net loss and those decreases or increases could be material.

We may not be able to pay the cash portion of the conversion price upon any conversion of the principal amounts of our convertible notes, which would constitute an event of default with respect to such notes and could also constitute a default under the terms of our other debt.

We may not have sufficient cash to pay, or may not be permitted to pay, the cash portion of the consideration that we will be required to pay when our 2.50% Convertible Notes become due in June 2016 or when our 1.50% Convertible Notes become due in March 2018. Upon conversion of our 2.50% Convertible Notes and our 1.50% Convertible Notes, we will be required to pay to the holder of each such notes a cash payment equal to the par value of those convertible notes. This part of the payment must be made in cash, not in shares of our common stock. As a result, we will be required to pay a minimum of $300.0 million and $400.0 million in cash to holders of the 2.50% Convertible Notes and 1.50% Convertible Notes, respectively, upon conversion.

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

Our future effective tax rates could be adversely affected by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws or interpretations thereof. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities both domestically (including state and local entities) and abroad. We regularly assess the likelihood of recovering the amount of deferred tax assets recorded on the balance sheet and the likelihood of adverse outcomes resulting from examinations by various taxing authorities in order to determine the adequacy of our provision for income taxes. We cannot guarantee that the outcomes of these evaluations and continuous examinations will not harm our reported operating results and financial conditions.

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

In connection with the initial sale of our 1.50% Convertible Notes we purchased convertible note hedges, herein referred to as 1.50% Convertible Note Hedges, from affiliates of Barclays PLC, herein referred to as the 1.50% Hedge Counterparties. At such time, the hedging transactions were expected, but were not guaranteed, to eliminate the potential dilution upon conversion of the 1.50% Convertible Notes. Concurrently, we entered into warrant transactions with the 1.50% Hedge Counterparties, herein referred to as the 1.50% Sold Warrants.

Moreover, in connection with the 1.50% Sold Warrants, to the extent that the price of our common stock exceeds the strike price of the 1.50% Sold Warrants, the warrant transaction could have a dilutive effect on our earnings per share which may affect the value of our common stock.

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

Certain provisions of our certificate of incorporation could have the effect of making more difficult, delaying or deterring unsolicited attempts by others to obtain control of our company, even when these attempts may be in the best interests of our stockholders. Our certificate of incorporation currently authorizes 150,000,000 shares of common stock to be issued. Based on our outstanding capitalization at December 31, 2013, and assuming the exercise of all outstanding options and warrants and the issuance of the maximum number of shares of common stock issuable upon conversion of all of our outstanding convertible notes, there are still a substantial number of shares of common stock available for issuance by our board of directors without stockholder approval, including shares held in treasury primarily as a result of our stock repurchase plans. Our certificate of incorporation also authorizes our board of directors, without stockholder approval, to issue up to 5,000,000 shares of preferred stock, in one or more series, which could have voting and conversion rights that adversely affect or dilute the voting power of the holders of our common stock, none of which is outstanding. We are also subject to the provisions of Section 203 of the Delaware General Corporation Law, which could prevent us from engaging in a business combination with a 15% or greater stockholder for a period of three years from the date it acquired that status unless appropriate board or stockholder approvals are obtained.

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

Bright Star currently occupies approximately 2,269 square feet of office space in Mt. Arlington, New Jersey, pursuant to a lease that expires in April 2014.

We lease office and showroom space in the United Kingdom in the city of Manchester for approximately £0.1 million per annum, pursuant to a lease that expires in January 2021.

We lease office and showroom space in the United Kingdom in the city of London for approximately £0.1 million per annum, pursuant to a lease that expires in January 2016.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock, $0.001 par value per share, its only class of common equity, is quoted on the NASDAQ Global Market tier of The NASDAQ Stock Market LLC, herein referred to as NASDAQ, under the symbol “ICON”. The following table sets forth the high and low sales prices per share of the Company’s common stock for the periods indicated, as reported on NASDAQ:

	High	Low
Year Ended December 31, 2013
Fourth Quarter	$40.78	$31.40
Third Quarter	34.63	29.46
Second Quarter	31.22	24.20
First Quarter	26.31	22.33

Year Ended December 31, 2012
Fourth Quarter	$22.49	$17.91
Third Quarter	19.99	16.36
Second Quarter	17.60	14.27
First Quarter	21.95	16.01

As of February 21, 2014 there were 1,467 holders of record of the Company’s common stock.

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

ISSUER PURCHASES OF EQUITY SECURITIES
2013	Total Number of Shares Purchased(1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan
October 1 - October 31	18,714	$32.48	100,000	$249,187,622
November 1 - November 30	—	—	700,000	245,560,042
December 1 - December 31	67,007	39.68	—	219,102,292

Total	85,721	$38.11	800,000	$219,102,292

(1)

In October 2011, the Company’s Board of Directors authorized a program to repurchase up to $200 million of the Company’s common stock over a period of approximately three years (the “2011 Program”). In February 2013 , the Company’s Board of Directors authorized another program to repurchase up to $300 million of the Company’s common stock over a three year period (the “February 2013 Program”). The February 2013 program was in addition to the 2011 Program, which was fully expended as of February 27, 2013. In July 2013, the Company’s Board of Directors authorized a program to repurchase up to $300 million of the Company’s common stock over a period of approximately three years (“July 2013 Program” and together with the 2011 Program and the February 2013 Program, the “Repurchase Programs”) . The July 2013 Program was in addition to the February 2013 Program, which was fully expended on August 15, 2013. Subsequent to FY 2013, in February 2014, the Company’s Board of Directors authorized another program to repurchase up to $500 million of the Company’s common stock over a three year period (the “February 2014 Program”). The February 2014 Program was in addition to the July 2013 Program.

During FY 2013, the Company repurchased 15,812,566 shares for $436.4 million under the Company’s share repurchase plan. Shares purchased in FY 2013, FY 2012 and FY 2011 that were not part or the Company’s share repurchase plan represent shares surrendered to the Company to pay withholding taxes due upon the vesting of restricted stock of employees. At December 31, 2013, $219.1 million of the Company’s common stock may yet be purchased under the Company’s July 2013 Program. As of the date of this Annual Report on Form 10-K, the February 2014 Program has $500.0 million of the Company’s common stock that may yet be purchased.

The information regarding equity compensation plans is incorporated by reference to Item 12 of this Form 10-K, which incorporates by reference the information set forth in the Company’s Definitive Proxy Statement in connection with the annual meeting of stockholders to be held in 2014.

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

	Year Ended December 31,*
	2013	2012	2011		2010	2009
Consolidated Income Statement Data
Licensing and other revenue	$432,626	$353,818	$369,845		$332,559	$232,058
Selling, general and administrative expenses	175,215	138,368	140,985		138,532	79,356
Operating income	257,411	215,450	228,766		209,715	152,565
Other expenses - net(1)	56,749	32,978	16,239		46,826	35,309
Net income(2)	142,587	123,509	141,241	(3)	110,480	76,031
Net income attributable to Iconix Brand Group, Inc.	128,048	109,408	126,105		98,847	75,111

Earnings per share:
Basic	$2.28	$1.57	$1.72		$1.37	$1.14
Diluted	$2.11	$1.52	$1.67		$1.32	$1.10

Weighted average number of common shares outstanding:
Basic	56,281	69,689	73,111		72,151	65,763
Diluted	60,734	71,957	75,495		74,713	68,325

*	The year ended December 31, 2010 will herein be referred to as FY 2010; and the year ended December 31, 2009 will herein be referred to as FY 2009.

	At December 31,
	2013	2012	2011	2010	2009
Consolidated Balance Sheet Data
Cash	$278,789	$238,672	$167,717	$118,635	$195,381

Working capital	348,770	265,741	(78,278)	125,906	148,147
Trademarks and other intangibles, net	1,955,644	1,769,508	1,550,996	1,400,550	1,254,689
Total assets	2,860,194	2,481,738	2,161,303	1,951,470	1,802,613

Long-term debt, including current portion	1,427,319	911,718	633,389	584,387	662,379
Total stockholders’ equity	1,101,942	1,299,840	1,293,576	1,138,914	969,772

(1)

Includes a non-cash gain of approximately $21.5 million in FY 2011 related to our additional investment in Hardy Way (see Note 3 of Notes to Consolidated Financial Statements). Also includes net gain related to specific litigation of $15.7 million in FY 2010, expenses related to specific litigation of $0.1 million in FY 2009.

(2)

During FY 2013, FY 2012, FY 2011, FY 2010 and FY 2009, the Company made two, two, three (including the purchase of Zoo York from our IPH Untld joint venture, effectively increasing our ownership in the Zoo York brand from 51% to 100%, and our additional investment in Hardy Way, which increased our ownership from 50% to 85%), one, and one acquisitions (including investments in joint ventures that are consolidated in our financial statements), respectively. See Note 3 of Notes to Consolidated Financial Statements for information about the Company’s 2013 acquisitions and investments through its joint ventures.

(3)	Includes a net gain related to specific litigation of $15.7 million and a write down of auction rate securities of $13.0 million in the fourth fiscal quarter of 2010.

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

Overview

We are a brand management company engaged in licensing, marketing and providing trend direction for a diversified and growing consumer and entertainment brand portfolio. Our brands are sold across every major segment of retail distribution, from luxury to mass and, in the case of our Peanuts brand, through various media outlets, including television, movies, web-based and mobile content. As of December 31, 2013, we and our joint ventures owned the following iconic consumer brands: Candie’s, Bongo, Badgley Mischka, Joe Boxer, Rampage, Mudd, London Fog, Mossimo, Ocean Pacific/OP, Danskin/Danskin Now, Rocawear, Cannon, Royal Velvet, Fieldcrest, Charisma, Starter, Waverly, Ecko Unltd/Marc Ecko, Zoo York, Sharper Image, Umbro and Lee Cooper. In addition, Scion LLC, a joint venture in which we have a 50% controlling investment, owns the

Artful Dodger brand and a 50% interest in the Billionaire Boys Club and Ice Cream brands; Hardy Way, a joint venture in which we have an 85% controlling investment, owns the Ed Hardy brands (see Note 3 of Notes to Consolidated Financial Statements); MG Icon, a joint venture in which we have a 50% investment, owns the Material Girl and Truth or Dare brands; Peanuts Holdings, a joint venture in which we have an 80% controlling investment, owns, through its wholly-owned subsidiary Peanuts Worldwide, the Peanuts brands and characters; Icon Modern Amusement, a joint venture in which we have a 51% investment, owns the Modern Amusement brand; and Alberta ULC, a joint venture in which we have a 51% controlling interest, owns the Buffalo® brand. We license our brands worldwide through over 1,000 direct-to-retail and wholesale licenses for use across a wide range of product categories, including sportswear, fashion accessories, footwear, entertainment, home products and décor, and beauty and fragrance. Our business model allows us to focus on our core competencies of marketing and managing brands without many of the risks and investment requirements associated with a more traditional operating company. Our licensing agreements with leading retail and wholesale licensees throughout the world provide us with a predictable stream of guaranteed minimum royalties.

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

Summary of operating results:

The Company had net income of $142.6 million for FY 2013 as compared to net income of $123.5 million for FY 2012.

The Company’s operating income was $257.4 million in FY 2013, compared to an operating income of $215.5 million in FY 2012.

Highlights of 2013

•	Acquisition of the Lee Cooper brand

•	51% investment in the Buffalo brand

•	Formation of four international joint ventures :

•	Iconix Canada

•	Iconix Australia

•	Iconix Southeast Asia

•	Iconix Israel

•	Revenue growth of 22%, from $353.8 million in FY 2012 to $432.6 million in FY 2013

•	Repurchase of 15.8 million shares of our common stock for $436.4 million

•	Completion of a secondary issuance of our Senior Secured Notes for $275.0 million

•	Completion of issuance of 1.50% Convertible Notes for $400.0 million

FY 2013 Compared to FY 2012

Licensing and Other Revenue. Licensing and other revenue for FY 2013 totaled $432.6 million, a 22% increase as compared to $353.8 million for FY 2012, driven by an aggregate increase of $107.1 million of revenue primarily related to (i) recently completed acquisitions (i.e. the acquisition of the Umbro brand in November 2012; the acquisition of the Buffalo brand in February 2013 and the acquisition of the Lee Cooper brand in February 2013; the acquisition of Modern Amusement brand in December 2012 - see Note 3 of Notes to Consolidated Financial Statements for descriptions of these transactions) and (ii) the revenue realized on the formation of our Iconix Australia, Iconix Canada, Iconix Southeast Asia, Iconix Israel and the Umbro Korea transactions as compared to our Iconix India and OP Japan transactions in FY 2012. This aggregate increase was partially offset by general weakness in revenue related to our OP brand at Wal-Mart and our men’s brands (particularly Ed Hardy and Rocawear), a decrease in revenue related to the sale of our London Fog outerwear in FY 2012, as well as a decrease in revenue related to our Peanuts brand partly due to weakness in the Japanese yen.

Operating Expenses. SG&A totaled $175.2 million for FY 2013 compared to $138.4 million for FY 2012. After excluding SG&A totaling $18.2 million in FY 2013 for which there is no comparable SG&A in FY 2012 (i.e. the acquisition of Umbro in November 2012; the acquisition of Buffalo in February 2013 and the acquisition of Lee Cooper in February 2013; the acquisition of Modern Amusement in December 2012 - see Note 3 of Notes to Consolidated Financial Statements for descriptions of these transactions), comparable SG&A increased approximately $18.6 million. This increase in comparable SG&A was driven by (i) an increase of $11.3 million in compensation expense primarily due to the achievement of certain performance-based compensation as being deemed earned, (ii) an increase of $6.3 million in professional fees primarily related to recently completed transactions as well as an unconsummated transaction, (iii) and an increase of $4.2 million in bad debt expense due to weakness in our men’s brands. These increases were partially offset by a decrease of $5.1 million in agent and talent costs related to the decrease in revenue from our Peanuts brand.

Operating Income. Operating income for FY 2013 increased to $257.4 million, or approximately 59% of total revenue, compared to approximately $215.5 million or approximately 61% of total revenue in FY 2012.

Other Expenses - Net. Other expenses – net was approximately $56.7 million in FY 2013 as compared to $33.0 million in FY 2012. Interest expense increased approximately $29.7 million for the following reasons: (i) interest related to our Senior Secured Notes (issued November 2012 and June 2013) was approximately $29.1 million, for which there is no comparable expense in FY 2012, (ii) interest related to our 1.50% Convertible Notes (issued March 2013) was approximately $17.3 million, for which there is no comparable expense in FY 2012 and (iii) an increase in the amortization of our deferred financing fees of $1.6 million as a result of our recently completed financings; partially offset by: (i) $11.3 million of interest expense in FY 2012 related to our 1.875% convertible notes which were paid off in June 2012, (ii) interest expense related to our Ecko Note decreased approximately $3.0 million primarily related to the early extinguishment of the Ecko Note in May 2013, (iii) interest expense related to our asset-backed notes (repaid and extinguished in November 2012) was $2.7 million and (iv) $2.3 million of interest expense related to our revolver financing which we drew down in June 2012 and was paid off and extinguished in November 2012, for each of which there is no comparable expense in FY 2013. Interest and other income increased $4.7 million from $2.7 million in FY 2012 to $7.4 million in FY 2013 due to a $5.4 million gain in FY 2013 related to the sale of securities that had been written down to zero in FY 2010. Our equity earnings on joint ventures increased approximately $1.2 million from approximately $10.9 million in FY 2012 to $12.1 million in FY 2013, primarily due to strong performance from our MG Icon joint venture, as well as strong aggregate earnings from our international joint ventures, partially offset by a gain realized by our Iconix China joint venture in FY 2012 related to the monetization of an investment.

Provision for Income Taxes. The effective income tax rate for FY 2013 is approximately 28.9% resulting in a $58.1 million income tax expense, as compared to an effective income tax rate of 32.3% in FY 2012 which resulted in the $59.0 million income tax expense. The decrease in our effective tax rate primarily relates to a greater portion of our income being generated and permanently reinvested in countries outside the U.S. that have lower statutory rates than the U.S.

Net Income. Our net income was approximately $142.6 million in FY 2013, compared to net income of approximately $123.5 million in FY 2012, as a result of the factors discussed above.

Highlights of FY 2012

•	Acquisition of the Umbro brand

•	Formation of a new joint venture in India

•	Repurchase of 7.2 million shares of our common stock for $125.3 million

•	Completion of securitized financing transaction including the issuance of $600 million Senior Secured Notes

•	Payoff of the 1.875% Convertible Notes

FY 2012 Compared to FY 2011

Licensing and Other Revenue. Licensing and other revenue for FY 2012 totaled $353.8 million, a 4% decrease as compared to $369.8 million for FY 2011. After excluding revenue in FY 2012 totaling approximately $18.3 million for which there is no comparable revenue in FY 2011 (i.e. Ed Hardy, which was consolidated beginning April 2011; Sharper Image, acquired November 2011; the Iconix India transaction in May 2012; and the acquisition of Umbro in November 2012 - see Note 3 of Notes to Consolidated Financial Statements for descriptions of these transactions), comparable revenue decreased approximately $34.3 million. This decrease in comparable revenue was primarily related to weakness in our men’s business related to Rocawear, Ed Hardy (which includes the comparable months of May through December and Ecko (mainly related to the footwear business) as well as the transition of the Royal Velvet brand to a new direct-to-retail license with J.C. Penney. This aggregate decrease was partially offset by an increase in revenues in FY 2012 as compared to FY 2011 from certain women’s brands (including Mossimo, Rampage and Bongo), certain home brands (including Charisma, Fieldcrest and Cannon) and our Peanuts brand.

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

Other Expenses - Net. Other expenses - net changed by approximately $16.7 million from approximately $16.2 million of other expenses - net in FY 2011 to approximately $33.0 million of other expenses - net in FY 2012. This change is primarily due to a non-cash re-measurement gain of $21.5 million FY 2011 related to the Ed Hardy transaction in April 2011 which is included in interest and other income, for which there is no comparable gain in FY 2012. After excluding the aforementioned gain in FY 2011 related to the Ed Hardy transaction, the remaining change in other expenses - net is primarily due to a decrease in interest expense of approximately

$4.2 million from $50.8 million in FY 2011 to $46.6 million in FY 2012. This decrease was mainly driven by $11.3 million of interest expense in FY 2011 related to our 1.875% Convertible Notes for which there is no comparable expense in FY 2012 as the 1.875% Convertible Notes were paid off and retired in June 2012, as well as approximately $4.9 million of interest expense in FY 2011 related to our term loan facility which was paid off and retired in FY 2011 and for which there is no comparable expense in FY 2012. This decrease in interest expense was partially offset by: (i) $7.7 million of interest expense related to our 2.50% Convertible Notes (issued June 2011) for the period of January 2012 through May 2012 for which there is no comparable expense in FY 2011; (ii) $2.4 million of interest expense related to our Senior Secured Notes, issued in FY 2012 for which there is no comparable expense in FY 2011; and (iii) $1.7 million in interest expense in FY 2012 related to our Revolver (see Note 5 of Notes to Consolidated Financial Statements) for which there was no comparable expense in the FY 2011. Our equity earnings on joint ventures increased approximately $0.5 million from $10.4 million to $10.9 million primarily due to strength in our MG Icon joint venture, partially offset by the following: (i) earnings in FY 2011 related to the Hardy Way joint venture through April 2011 prior to its consolidation with the Company following the transaction described above; (ii) a decrease in Iconix China’s earnings primarily due to the FY 2011 gain related to the initial public offering of China Outfitters, a subsidiary of which Iconix China had a minority investment, for which there is no comparable gain in FY 2012; and (iii) a decrease in earnings from our Iconix Europe joint venture.

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

Net Income. Our net income was approximately $123.5 million in FY 2012, compared to net income of approximately $141.2 million in FY 2011, as a result of the factors discussed above.

Liquidity and Capital Resources

Liquidity

Our principal capital requirements have been to fund acquisitions, working capital needs, share repurchases and, to a lesser extent, capital expenditures. We have historically relied on internally generated funds to finance our operations and our primary source of capital needs for acquisition has been the issuance of debt and equity securities. At December 31, 2013and December 31, 2012, our cash totaled $278.8 million and $238.7 million, respectively, not including short-term restricted cash of $58.9 million and $16.4 million, respectively.

In March 2013, we issued our 1.50% Convertible Notes, the proceeds of which (including transaction fees) were approximately $390.6 million. In connection with this transaction, we entered into the 1.50% Convertible Note Hedges and sold the 1.50% Convertible Note Warrants, the net cost of which was $26.4 million. Further, in connection with this offering, we entered into a private transaction whereby we repurchased 2.96 million shares of our common stock from a third party for $69.0 million.

In June 2013, we completed a second offering under Senior Secured Notes in the aggregate principal amount of $275.0 million. We intend to use the net proceeds of $267.8 million from this offering for general corporate purposes, including potential acquisitions and/or share repurchases.

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

Changes in Working Capital

At December 31, 2013 and December 31, 2012 the working capital ratio (current assets to current liabilities) was 3.73 to 1 and 3.64 to 1, respectively.

Operating Activities

Net cash provided by operating activities increased approximately $28.4 million, from $204.4 million in FY 2012 to $232.8 million in FY 2013. This increase is primarily due to an increase in our (i) net income for the reasons discussed above, (ii) an increase in distributions from our equity partners primarily related to our MG Icon and Iconix Latin America joint ventures, (iii) an increase in our stock-based compensation as more performance-based compensation earned out in FY 2013 as compared to FY 2012, (iv) an increase in the amortization of convertible notes discount as it relates to the 1.50% Convertible Notes which were issued in March 2013, (v) an increase in our provision for bad debts primarily related to weakness in certain men’s brands, and (vi) aggregate changes in balance sheet items.

Investing Activities

Net cash used in investing activities in FY 2013 decreased approximately $45.4.0 million, from $238.4 million in FY 2012 to $193.0 million in FY 2013. This decrease is primarily due to (i) our acquisition of a 51% controlling interest in the Buffalo brand for $76.5 million, (ii) our acquisition of the Lee Cooper brand for $66.7 million (excluding working capital acquired), (iii) our investment in Marcy Media for $32.0 million, (iv) our purchase of a diffusion Rocawear brand for $8.0 million, and (v) our investment in Complex Media for $25.1 million. This increase was partially offset by (i) aggregate proceeds of $12.2 million related to the Iconix Australia, Iconix Southeast Asia transactions and the sale of the London Fog outerwear category to one of our London Fog licensees versus aggregate proceeds of approximately $4.5 million in FY 2012 for our sale of the Ed Hardy and Zoo York trademarks to Iconix Latin America and the Iconix India transaction, and (ii) our acquisition of the Umbro brand for $225.0 million and our purchase of a 51% interest in the Modern Amusement brand, each of which occurred in FY 2012 for which there are no comparable transactions in FY 2013.

Financing Activities

Net cash provided by financing activities decreased $105.4 million, from $104.9 million in FY 2012 to $0.5 million of net cash used in financing activities in FY 2013. The main drivers of this net decrease of cash provided by financing activities of $105.4 million were (i) an increase in shares repurchased in the open market of $311.1 million as part of our stock repurchase plan, from $125.3 million in FY 2012 to $436.4 million in FY 2013, (ii) an aggregate net cash received of $729.1 million for our initial offering of our Senior Secured Notes and the drawdown of our Revolver in FY 2012 as compared to (a) $364.2 million from our 1.50% Convertible Notes offering, net of the cost of hedges and sale of warrants related to this offering and (b) cash received of $267.8 million from a secondary offering of our Senior Secured Notes, net of financing fees and original issue discount in FY 2012, partially offset by a decrease in the payment of long term debt from $491.8 million in FY 2012 compared to $95.1 million in FY 2013 primarily due to $287.5 million of principal paid for the extinguishment of our 1.875% Convertible Notes in FY 2012, compared to $57.0 million of principal paid in FY 2013 for the extinguishment of our Ecko Note and $38.1 million of principal paid on our Senior Secured Notes, as well as our acquisition of the 49% non-controlling interest of IPH Unltd (owner of the Ecko brands and related assets) for $45 million.

Obligations and commitments

Senior Secured Notes.

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

As of December 31, 2013, no amounts under the Variable Funding Notes have been drawn. There is a commitment fee on the unused portion of the Variable Funding Notes facility of 0.5% per annum. It is anticipated that any outstanding principal of and interest on the Variable Funding Notes will be repaid in full on or prior to January 2018. Following the anticipated repayment date, additional interest will accrue on the Variable Funding Notes equal to 5% per annum. The Variable Funding Notes and other credit instruments issued under the Variable Funding Note Purchase Agreement are secured by the collateral described below.

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

The Notes are subject to a series of covenants and restrictions customary for transactions of this type, including (i) that the Co-Issuers maintain specified reserve accounts to be used to make required payments in respect of the Notes, (ii) provisions relating to optional and mandatory prepayments, including mandatory prepayments in the event of a change of control (as defined in the supplemental indentures) and the related payment of specified amounts, including specified make-whole payments in the case of the Senior Secured Notes under certain circumstances, (iii) certain indemnification payments in the event, among other things, the transfers of the assets pledged as collateral for the Notes are in stated ways defective or ineffective and (iv) covenants relating to recordkeeping, access to information and similar matters. The Company was in compliance with all covenants under the Notes during FY 2013 and FY 2012.

The Notes are also subject to customary rapid amortization events provided for in the Indenture, including events tied to (i) the failure to maintain a stated debt service coverage ratio, which tests the amount of net cash flow generated by the assets of the Co-Issuers against the amount of debt service obligations of the Co-Issuers (including any commitment fees and letter of credit fees with respect to the Variable Funding Notes, due and payable accrued interest, and due and payable scheduled principal payments on the Senior Secured Notes), (ii) certain manager termination events, (iii) the occurrence of an event of default and (iv) the failure to repay or refinance the Notes on the anticipated repayment date. If a rapid amortization event were to occur, Icon DE Intermediate Holdings LLC and Icon Brand Holdings LLC would be restricted from declaring or paying distributions on any of its limited liability company interests.

The Company used approximately $150.4 million of the proceeds received from the issuance of the 2012 Senior Secured Notes to repay amounts outstanding under its revolving credit facility (see below) and approximately $20.9 million to pay the costs associated with the 2012 Senior Secured Notes financing transaction. In addition approximately $218.3 million of the proceeds from the 2012 Senior Secured Notes were used for the Company’s purchase of the Umbro brand. The Company used approximately $7.2 million of the proceeds received from the issuance of the 2013 Senior Secured Notes to pay the costs associated with the 2013 Senior Secured Notes securitized financing transaction.

As of December 31, 2013, the total principal balance of the Notes is $836.9 million, of which $61.3 million is included in the current portion of long-term debt on consolidated balance sheet. As of December 31, 2013 and December 31, 2012, $52.4 million and $12.5 million, respectively is included in restricted cash on the consolidated balance sheet and represents short-term restricted cash consisting of collections on behalf of the Securitized Assets, restricted to the payment of principal, interest and other fees on a quarterly basis under the Senior Secured Notes.

1.50% Convertible Notes.

In March 2013, the Company completed the issuance of $400.0 million principal amount of our 1.50% convertible senior subordinated notes due March 2018, herein referred to as our 1.50% Convertible Notes, in a private offering to certain institutional investors from which we received net proceeds, after transaction fees, of approximately $390.6 million. The 1.50% Convertible Notes bear interest at an annual rate of 1.50%, payable semi-annually in arrears on March 15 and September 15 of each year, commencing as of September 15, 2013. At December 31, 2013, the net balance of the 1.50% Convertible Notes was $323.4 million, which reflects the net debt carrying value in accordance with accounting for convertible debt instruments that may be settled in cash upon conversion. However, the principal amount owed to the 1.50% Convertible Note holders is $400.0 million.

Concurrently with the sale of the 1.50% Convertible Notes, we purchased note hedges for approximately $84.1 million and issued warrants to the hedge counterparties for proceeds of approximately $57.7 million. These transactions will generally have the effect of increasing the conversion price of the 1.50% Convertible Notes (by 100% based on the price of our common stock at the time of the offering). As a result of these transactions, we recorded an increase to additional paid-in-capital of $3.0 million. These note hedges and warrants are separate and legally distinct instruments that bind only us and the counterparties thereto and have no binding effect on the holders of the 1.50% Convertible Notes.

We utilized a portion of the proceeds of the 1.50% Convertible Notes as follows: approximately $69.0 million was used to repurchase 2,964,000 shares of the Company in a private transaction with a third party, and approximately $26.4 million was the net payment for the related convertible note hedge. There are no covenants for this debt obligation.

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

We utilized a portion of the proceeds of the 2.50% Convertible Notes as follows: approximately $112.6 million was used to extinguish the outstanding obligation under a term loan facility, and approximately $29.9 million was the net payment for the related convertible note hedge. There are no covenants for this debt obligation.

Ecko Note

In connection with the Ecko transaction in October 2009 (see Note 3), IPH Unltd issued a promissory note (“Ecko Note”) to a third party creditor (LF Centennial Limited, an affiliate of Li & Fung USA) for $90.0 million, which bore interest at 7.50% per annum. IPH Unltd’s obligations under the Ecko Note were secured by the Ecko portfolio of trademarks and related intellectual property assets and the Zoo York trademarks and related intellectual property assets owned by ZY Holdings (see Note 3).

On May 30, 2013, the Company paid $52.7 million to extinguish the Ecko Note, representing total outstanding principal and accrued interest to date, to the holders of the Ecko Note in full satisfaction of its obligations under the Ecko Note.

The following is a summary of contractual cash obligations, including interest for the periods indicated that existed as of December 31, 2013:

	2014	2015	2016	2017	2018	Thereafter	Total
	(000’s omitted)
Senior Secured Notes	$61,250	$61,250	$61,250	$61,250	$61,250	$530,638	$836,888
1.50% Convertible Notes	—	—	—	—	400,000	—	400,000
2.50% Convertible Notes	—	—	300,000	—	—	—	300,000
Operating leases	3,302	3,008	2,751	2,806	2,628	13,896	28,391
Employment contracts	5,633	4,648	51	—	—	—	10,332
Interest	47,915	45,301	38,312	32,573	24,959	98,211	287,271

Total contractual cash obligations	$118,100	$114,207	$402,364	$96,629	$488,837	$642,745	$1,862,882

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

New Accounting Standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” (“ASU 2013-02”). ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about those amounts. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. Adoption did not have an effect on our financial statements for FY 2013.

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

We account for goodwill and indefinite lived intangible assets in accordance with FASB Codification ASC Topic 350 Intangibles Goodwill and Other. As prescribed under this guidance, goodwill is tested for impairment at least annually or earlier if an indicator of impairment exists. During the years FY 2013, FY 2012 and FY 2011, no write-downs from impairments were necessary. Our tests for impairment utilize discounted cash flow models to estimate the fair values of the individual assets. Assumptions critical to our fair value estimates are as follow: (i) discount rates used to derive the present value factors used in determining the fair value of the reporting units and trademarks; (ii) royalty rates used in our trademark valuations; (iii) projected average revenue growth rates used in the reporting unit and trademark models; and (iv) projected long-term growth rates used in the derivation of terminal year values. These tests factor in economic conditions and expectations of management and may change in the future based on period-specific facts and circumstances.

Impairment losses are recognized for long-lived assets, including certain intangibles such as our trademarks, used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are not sufficient to recover the assets carrying amount. Impairment losses are measured by comparing the fair value of the assets to their carrying amount. Our trademarks are tested individually on an annual basis using management’s projections, as well as a range of growth rates and assumptions depending on the business profile of the trademark. For the years FY 2013, FY 2012 and FY 2011 there was no impairment present for these long-lived assets. If future projections, growth rates or assumptions are not met by actual results, impairment could occur in the future.

We account for our stock-based compensation under ASC Topic 718 Compensation - Stock Compensation, which requires companies to measure and recognize compensation expense for all stock-based payments at fair value.

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

We adopted guidance under ASC Topic 740, beginning January 1, 2007, as it relates to uncertain tax positions. The implementation of this guidance did not have a significant impact on our financial position or results of operations. The total unrecognized tax benefit was $1.1 million at the date of adoption. At December 31, 2013, the total unrecognized tax benefit was $1.2 million. However, this unrecognized tax benefit is not recognized for accounting purposes because the related deferred tax asset has been fully reserved in prior years. We are continuing our practice of recognizing interest and penalties related to income tax matters in income tax expense. There was no accrual for interest and penalties related to uncertain tax positions for the year ended December 31, 2013. We file federal and state tax returns and we are generally no longer subject to tax examinations for fiscal years prior to 2009.

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

Moreover, in connection with the warrant transactions with the counterparties related to our 2.50% Convertible Notes and our 1.50% Convertible Notes, to the extent that the price of our common stock exceeds the strike price of the warrants, the warrant transactions could have a dilutive effect on our earnings per share.

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

The principal executive officer and principal financial officer also conducted an evaluation of internal control over financial reporting, herein referred to as internal control, to determine whether any changes in internal control occurred during the year ended December 31, 2013 that may have materially affected or which are reasonably likely to materially affect internal control. Based on that evaluation, there has been no change in the Company’s internal control during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

February 27, 2014

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

In order to ensure that our internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for our financial reporting as of December 31, 2013. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, referred to as COSO (1992). Our assessment included the documentation and understanding of our internal control over financial reporting. We have evaluated the design effectiveness and tested the operating effectiveness of internal controls to form our conclusion.

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

BDO USA, LLP, the independent registered public accounting firm who audits our financial statements, has audited our internal control over financial reporting as of December 31, 2013 and has expressed an unqualified opinion thereon.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Iconix Brand Group, Inc.

New York, New York

We have audited Iconix Brand Group, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Iconix Brand Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Iconix Brand Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Iconix Brand Group, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 and our report dated February 27, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA LLP

New York, New York
February 27, 2014

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item concerning our directors, executive officers and certain corporate governance matters is incorporated by reference from our definitive proxy statement relating to our Annual Meeting of Stockholders to be held in 2014 (“2014 Definitive Proxy Statement”) to be filed with the SEC.

Code of Business Conduct

We have adopted a written code of business conduct that applies to our officers, directors and employees. Copies of our code of business conduct are available, without charge, upon written request directed to our corporate secretary at Iconix Brand Group, Inc., 1450 Broadway, New York, NY 10018.

Item 11. Executive Compensation.

The information required under this item is hereby incorporated by reference from our 2014 Definitive Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required under this item is hereby incorporated by reference from our 2014 Definitive Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required under this item is hereby incorporated by reference from our 2014 Definitive Proxy Statement.

Item 14. Principal Accounting Fees and Services.

The information required under this item is hereby incorporated by reference from our 2014 Definitive Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Documents included as part of this Annual Report

1. The following consolidated financial statements are included in this Annual Report:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets - December 31, 2013 and 2012

•	Consolidated Income Statements for the years ended December 31, 2013, 2012 and 2011

•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011

•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2013, 2012 and 2011

•	Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011

•	Notes to Consolidated Financial Statements

2. The following financial statement schedules are included in this Annual Report:

•	Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

•	Schedule for the years ended December 31, 2013, 2012 and 2011

•	Schedule II Valuation and qualifying accounts

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

ICONIX BRAND GROUP, INC.

Date: February 27, 2014	By:	/s/ Neil Cole
Neil Cole,
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Neil Cole Neil Cole	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	February 27, 2014

/s/ Warren Clamen Warren Clamen	Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2014

/s/ Barry Emanuel Barry Emanuel	Director	February 27, 2014

/s/ Drew Cohen Drew Cohen	Director	February 27, 2014

/s/ F. Peter Cuneo F. Peter Cuneo	Director	February 27, 2014

/s/ Mark Friedman Mark Friedman	Director	February 27, 2014

/s/ James A. Marcum James A. Marcum	Director	February 27, 2014

Index to Exhibits

Exhibit Numbers	Description

2.1	Asset Purchase dated October 29, 2004 by and among B.E.M. Enterprise, Ltd., Escada (USA) Inc., the Company and Badgley Mischka Licensing LLC (1)

2.2	Asset Purchase Agreement dated July 22, 2005 by and among the Company, Joe Boxer Company, LLC, Joe Boxer Licensing, LLC, JBC Canada Holdings, LLC, Joe Boxer Canada, LP, and William Sweedler, David Sweedler, Alan Rummelsburg, Joseph Sweedler and Arnold Suresky (2)

2.3	Asset Purchase Agreement dated September 16, 2005 by and among the Company, Rampage Licensing, LLC, Rampage.com, LLC, Rampage Clothing Company, Larry Hansel, Bridgette Hansel Andrews, Michelle Hansel, Paul Buxbaum and David Ellis (3)

2.4	Merger Agreement dated as of March 31, 2006 by and among the Company, Moss Acquisition Corp., Mossimo, Inc., and Mossimo Giannulli (4)

2.5	Asset Purchase Agreement dated as of March 31, 2006, between the Company and Mudd (USA) LLC (5)

2.6	Amendment dated April 11, 2006 to Asset Purchase Agreement dated as of March 31, 2006 between the Company and Mudd (USA), LLC. (6)

2.7	Asset Purchase Agreement, dated as of August 21, 2006, between the Company and London Fog Group, Inc. (7)

2.8	Asset Purchase Agreement, dated as of October 31, 2006, between the Company, The Warnaco Group, Inc., and Ocean Pacific Apparel Corp. (including the forms of the Note and the Registration Rights Agreement) (27)+

2.9	Assets Purchase Agreement dated as of February 21, 2007 by and among the Company, Danskin, Inc. and Danskin Now, Inc. (28)+**

2.10	Asset Purchase Agreement dated March 6, 2007 by and among the Company, Rocawear Licensing LLC, Arnold Bize, Shawn Carter and Naum Chernyavsky (29)+

2.11	Purchase and Sale Agreement, dated September 6, 2007, by and among the Company, Official Pillowtex LLC and the Sellers of interests in Official Pillowtex, LLC (“the Sellers”) (32)+

2.12	Asset Purchase Agreement dated November 15, 2007 by and among the Company, Exeter Brands Group LLC and NIKE, Inc. (34)+

2.13	Asset Purchase Agreement by and among NexCen Brands, Inc., NexCen Fixed Asset Company, LLC, NexCen Brand Management, Inc., WV IP Holdings, LLC and the Company dated September 29, 2008 (39)+

2.14	Contribution and Sale Agreement dated October 26, 2009 by and among the Company, IP Holder LLC, now known as IP Holdings Unltd LLC, Seth Gerszberg, Suchman LLC, Yakira, L.L.C., Ecko.Complex, LLC, Zoo York LLC and Zoo York THC LLC. + (46)

2.15	Membership Interest Purchase Agreement dated as of March 9, 2010 by and between the Company and Purim LLC (50)+

2.16	Purchase Agreement dated as of April 26, 2010 by and among the Company, United Features Syndicate, Inc. and The E.W. Scripps Company (51)+

2.17	Asset Purchase Agreement dated April 26, 2011 by and among Hardy Way LLC, Nervous Tattoo, Inc. and Audigier Brand Management Group, LLC (53)+

Exhibit Numbers	Description

2.18	Asset Purchase Agreement dated October 26, 2011 by and between the Company and Sharper Image Acquisition LLC (58) +

2.19	Asset Purchase Agreement dated October 24, 2012 by and among Iconix Brand Group, Inc., Umbro IP Holdings LLC, Iconix Luxembourg Holdings SÀRL, Umbro International Limited, Nike Global Services Pte. Ltd. and NIKE, Inc (60) +

3.1	Certificate of Incorporation, as amended (8)

3.2	Restated and Amended By-Laws (9)

3.3	Restated and Amended By-Laws (61)

3.4	Restated and Amended By-Laws (62)

4.1	Rights Agreement dated January 26, 2000 between the Company and Continental Stock Transfer and Trust Company (10)

4.2	Fifth Amended and Restated Indenture dated of August 28, 2006 by and between IP Holdings LLC, as issuer, and Wilmington Trust Company as Trustee (7)

4.3	Indenture, dated June 20, 2007 between the Company and The Bank of New York (31)

4.4	Registration Rights Agreement, dated June 20, 2007, by and among the Company, Merrill Lynch, Pierce, Fenner & Smith, Incorporated and Lehman Brothers Inc. (31)

4.5	Indenture, dated May 23, 2011, between the Company and The Bank of New York Mellon Trust, N.A. (54)

4.6	Global Note (54)

4.7	Base Indenture dated November 29, 2012 (63)

4.8	Supplemental Indenture dated November 29, 2012 (63)

4.9	Supplemental Indenture Series 2013-1 Supplement dated as of June 21, 2013 (66)

4.10	Indenture 1.50% Convertible Senior Subordinated Notes Due 2018 dated as of March 18, 2013 (67)

4.11	Global Note (67)

10.1	1997 Stock Option Plan of the Company (12)*

10.2	2000 Stock Option Plan of the Company (13)*

10.3	2001 Stock Option Plan of the Company (14)*

10.4	2002 Stock Option Plan of the Company (15)*

10.5	Non-Employee Director Stock Incentive Plan (16)*

10.6	401(K) Savings Plan of the Company (17)

10.7	Employment Agreement between Neil Cole and the Company dated January 28, 2008 (9)*

10.8	Membership Interest Purchase Agreement dated as of May 4, 2009 by and among the Company, Donald Edward Hardy and Francesca Passalacqua, trustees of the Hardy/Passalacqua Family Revocable Trust and Donald Edward Hardy. + (47)

10.9	2009 Equity Incentive Plan*(49)

10.15	Option Agreement of Neil Cole dated November 29, 1999 (17)*

10.16	The Company’s 2006 Equity Incentive Plan and forms of options granted thereunder (37)*

10.17	Restricted Stock Agreement dated September 22, 2006 between the Company and Andrew Tarshis (24)*

Exhibit Numbers	Description

10.18	Restricted Stock Agreement dated September 22, 2006 between the Company and Deborah Sorell Stehr (24)*

10.19	Form of Restricted Stock Agreement for officers under the Company’s 2006 Equity Incentive Plan (25)*

10.20	Form of Restricted Stock Agreement for Directors under the Company’s 2006 Equity Incentive Plan (25)*

10.21	8% Senior Subordinated Note due 2012 of the Company payable to Sweet Sportswear, LLC (20)

10.22	Letter Agreement dated October 29, 2004 among UCC Funding Corporation, Content Holdings, Inc., the Company and Badgley Mischka Licensing LLC (1)

10.23	Form of Option Agreement under the Company’s 1997 Stock Option Plan (18)*

10.24	Form of Option Agreement under the Company’s 2000 Stock Option Plan (18)*

10.25	Form of Option Agreement under the Company’s 2001 Stock Option Plan (18)*

10.26	Form of Option Agreement under the Company’s 2002 Stock Option Plan (18)*

10.27	Agreement dated June 2, 2006 among the Company, UCC Consulting, Content Holdings, James Haran and Robert D’Loren (44)

10.28	Common Stock Purchase Warrant issued to UCC Consulting Corporation (45)

10.29	Purchase and Sale Agreement dated June 2, 2006 by and among the Company, Content Holdings, Robert D’Loren, Seth Burroughs and Catherine Twist (44)

10.30	Loan and Security Agreement dated as of October 31, 2006 among Mossimo Holdings LLC, Mossimo Management LLC, and Merrill Lynch Mortgage Capital Inc., as agent and lender (11)+

10.31	Guaranty dated as of October 31, 2006 by the Company in favor of Merrill Lynch Mortgage Capital Inc., as agent (11)

10.32	Registration Rights Agreement dated as of March 9, 2007 by and between the Company and Danskin, Inc. (28)

10.33	Registration Rights Agreement dated March 30, 2007 by and between the Company and Rocawear Licensing LLC (29)

10.34	Amended and Restated Credit Agreement dated as of May 2, 2007 by and among the Company, Lehman Brothers Inc. as Arranger, and Lehman Commercial Paper Inc., as Lender, as Syndication Agent and as Administrative Agent (30)+

10.35	Guarantee and Collateral Agreement made by the Company and certain of its subsidiaries in favor of Lehman Commercial Paper Inc., as Administrative Agent (30)+

10.36	Purchase Agreement, dated June 14, 2007, by and among the Company, Merrill Lynch, Pierce, Fenner & Smith, Incorporated and Lehman Brothers Inc. (31)

10.37	Letter Agreement Confirming OTC Convertible Note Hedge, dated June 19, 2007 among the Company, Merrill Lynch International and, solely in its capacity as agent thereunder, Merrill Lynch, Pierce, Fenner & Smith Incorporated (31)

10.38	Letter Agreement, Confirming OTC Convertible Note Hedge, dated June 19, 2007, among the Company, Lehman Brothers - OTC Derivatives Inc. and, solely in its capacity as agent thereunder, Lehman Brothers (31)

Exhibit Numbers	Description

10.39	Letter Agreement, Confirming OTC Warrant transaction, dated June 19, 2007, among the Company, Merrill Lynch International and, solely in its capacity as agent thereunder, Merrill Lynch, Pierce, Fenner & Smith Incorporated (31)

10.40	Letter Agreement, Confirming OTC Warrant Transaction, dated June 19, 2007, among the Company, Lehman Brothers OTC Derivatives Inc. and, solely in its capacity as agent thereunder, Lehman Brothers (31)

10.41	Escrow Agreement dated September 6, 2007 by and between the Company, Ben Kraner, on behalf of the Sellers, as each Seller’s authorized attorney-in-fact, and U.S. Bank National Association, as escrow agent (32)

10.42	Note and Security Agreement dated November 7, 2007 made by Artful Holdings, LLC in favor of the Company (33)

10.43	Restricted Stock Grant Agreement dated February 19, 2008 between the Company and Neil Cole (42)*

10.44	Restricted Stock Performance Unit Agreement dated February 19, 2008 between the Company and Neil Cole (42)*

10.45	Lease dated as of November 12, 2007 with respect to the Company’s Executive Offices (42)

10.46	Iconix Brand Group, Inc. Executive Incentive Bonus Plan (35)

10.47	Transition Services Agreement between the Company and David Conn (38)

10.48	Employment Agreement dated November 11, 2008 between the Company and Andrew Tarshis (40)*

10.49	Employment Agreement dated November 11, 2008 between the Company and Warren Clamen (40)*

10.50	Agreement dated May 2008 between the Company and Neil Cole.(36)*

10.51	Agreement dated December 24, 2008 between the Company and Neil Cole (41)*

10.52	Form of restricted stock agreement under the 2009 Equity Incentive Plan* (48)

10.53	Form of stock option agreement under the 2009 Equity Incentive Plan* (48)

10.54	Restricted Stock Performance Unit Agreement with Neil Cole dated September 23, 2009* (48)

10.55	Restricted Stock Agreement with Warren Clamen dated September 22, 2009* (48)

10.56	Restricted Stock Agreement with Andrew Tarshis dated September 22, 2009* (48)

10.57	Employment Agreement dated November 17, 2009 between the Company and Yehuda Shmidman * (52)

10.58	Employment Agreement dated February 26, 2009 between the Company and David Blumberg* (52)

10.59	Restricted Stock Agreement with David Blumberg dated September 22, 2009* (52)

10.60	Lease dated as of December 30, 1994, including amendments dated November 30, 1996, September 26, 2003, and December 23, 2004, with respect to the Company’s office at 200 Madison Avenue (43)

10.61	Purchase Agreement, dated May 17, 2011, among Iconix Brand Group, Inc., Barclays Capital Inc. and Goldman, Sachs & Co. (54)

Exhibit Numbers	Description

10.62	Confirmation of OTC Convertible Note Hedge, dated May 17, 2011, between the Company Inc. and Barclays Capital Inc., acting as agent for Barclays Bank PLC (54)

10.63	Confirmation of OTC Convertible Note Hedge, dated May 17, 2011, between the Company and Goldman, Sachs & Co. (54)

10.64	Confirmation of OTC Warrant Transaction, dated May 17, 2011, between the Company and Barclays Capital Inc., acting as agent for Barclays Bank PLC (54)

10.65	Confirmation of OTC Warrant Transaction, dated May 17, 2011, between the Company and Goldman, Sachs & Co. (54)

10.66	Confirmation of Additional OTC Convertible Note Hedge, dated May 18, 2011, between the Company and Barclays Capital Inc., acting as agent for Barclays Bank PLC (54)

10.67	Confirmation of Additional OTC Convertible Note Hedge, dated May 18, 2011, between the Company and Goldman, Sachs & Co. (54)

10.68	Confirmation of Additional OTC Warrant Transaction, dated May 18, 2011, between the Company and Barclays Capital Inc., acting as agent for Barclays Bank PLC (54)

10.69	Confirmation of Additional OTC Warrant Transaction, dated May 18, 2011, between the Company and Goldman, Sachs & Co. (54)

10.70	Amendment to Employment Agreement between Neil Cole and the Company dated June 17, 2011 (55)*

10.71	Restricted Stock Agreement dated June 17, 2011 between the Company and Neil Cole (56)*

10.72	Restricted Stock Performance Unit Agreement dated June 17, 2011 between the Company and Neil Cole (56)*

10.73	Employment Agreement dated October 7, 2011 between the Company and Warren Clamen (57)*

10.74	Employment Agreement dated October 7, 2011 between the Company and Andrew Tarshis (57)*

10.75	Revolving Credit Agreement dated as of November 22, 2011 among the Company, as Borrower, and the several banks and other financial institutions or entities from time to time parties thereto, Barclays Capital, the investment banking division of Barclays Bank PLC, Goldman Sachs Bank USA and GE Capital Markets, Inc., as Joint Lead Arrangers and Joint Bookrunners, Goldman Sachs Bank USA and GE Capital Markets, Inc., as Syndication Agents, Barclays Bank PLC, as Documentation Agent, and Barclays Bank PLC, as Administrative Agent (59)

10.76	Guarantee and Collateral Agreement dated as of November 22, 2011 made by the Company and certain of its Subsidiaries in favor of Barclays Bank PLC, as Administrative Agent (59)

10.77	Employment Agreement dated March 5, 2012 between the Company and David Blumberg (64)*

10.78	Class A-1 Note Purchase Agreement dated November 29, 2012 by and among Registrant, Co-Issuers, Certain Conduit Investors, Certain Financial Institutions, Certain Funding Agents, Barclays Bank PLC, as L/C Provider, Barclays Bank PLC as Swingline Lender and Barclays Bank PLC, as Administrative Agent (63)

10.79	Management Agreement dated November 29, 2012 by and among the Co-Issuers, Registrant and Citibank, N.A., as trustee (63)

10.80	Amendment to Employment Agreement entered into February 15, 2013 to be effective February 1, 2013 between the Company and David Blumberg (65)*

Exhibit Numbers	Description

10.81	PSU Agreement dated February 15, 2013 between Iconix Brand Group, Inc. and David Blumberg. (65)*

10.82	Form of RSU Agreement pursuant to the Amended and Restated 2009 Plan (Executive)* (21)

10.83	Form of RSU Agreement pursuant to the Amended and Restated 2009 Plan (Non-Executive)* (21)

10.84	Form of RSU Agreement pursuant to the Amended and Restated 2009 Plan (Non-employee Director)* (21)

10.85	Purchase Agreement, dated March 12, 2013, between Iconix Brand Group, Inc. and Barclays Capital Inc. (67)

10.86	Confirmation of OTC Convertible Note Hedge, dated March 13, 2013, between Iconix Brand Group, Inc. and Barclays Capital Inc., acting as agent for Barclays Bank PLC (67)

10.87	Confirmation of Additional OTC Convertible Note Hedge, dated March 13, 2013, between Iconix Brand Group, Inc. and Barclays Capital Inc., acting as agent for Barclays Bank PLC (67)

10.88	Confirmation of OTC Warrant Transaction, dated March 13, 2013, between Iconix Brand Group, Inc. and Barclays Capital Inc., acting as agent for Barclays Bank PLC (67)

10.89	Confirmation of Additional OTC Warrant Transaction, dated March 13, 2013, between Iconix Brand Group, Inc. and Barclays Capital Inc., acting as agent for Barclays Bank PLC (67)

10.90	Employment Agreement dated as of August 19, 2013 between the Company and Jason Schaefer. (68)*

10.91	Amended and Restated 2009 Equity Incentive Plan (19)*

21	Subsidiaries of the Company ++

23	Consent of BDO USA, LLP ++

31.1	Certification of Chief Executive Officer Pursuant To Rule 13a-14 Or 15d-14 Of The Securities Exchange Act Of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002 ++

31.2	Certification of Principal Financial Officer Pursuant To Rule 13a-14 Or 15d-14 Of The Securities Exchange Act Of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002 ++

32.1	Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 ++

32.2	Certification of Principal Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 ++

99.1	Note Purchase Agreement by and among IP Holdings LLC, the Company and Mica Funding, LLC, dated April 11, 2006 (26)+

99.2	Note Purchase Agreement by and among IP Holdings LLC, the Company and Mica Funding, LLC, dated August 28, 2006 (7)+

99.3	Agreement for Creative Director Services dated as of October 31, 2006 by and among the Company, Mossimo, Inc. and Mossimo Giannulli (11)

101.INS	XBRL Instance Document ++

101.SCH	XBRL Schema Document ++

101.CAL	XBRL Calculation Linkbase Document ++

Exhibit Numbers	Description

101.DEF	XBRL Definition Linkbase Document ++

101.LAB	XBRL Label Linkbase Document ++

101.PRE	XBRL Presentation Linkbase Document ++

(1)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2004 and incorporated by reference herein.

(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated July 22, 2005 and incorporated by reference herein.

(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated September 16, 2005 and incorporated by reference herein.

(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated March 31, 2006 (SEC accession No. 0000950117-06-001668) and incorporated by reference herein.

(5)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated March 31, 2006 (SEC accession No. 0000950117-06-001669) and incorporated by reference herein.

(6)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated by reference herein.

(7)	Filed as an exhibit filed to the Company’s Current Report on Form 8-K for the event dated August 28, 2006 and incorporated by reference herein.

(8)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated by reference herein.

(9)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated January 28, 2008 and incorporated by reference herein.

(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated January 26, 2000 and incorporated by reference herein.

(11)	Filed as an exhibit to the Company’s Current Report on form 8-K for the event dated October 31, 2006 (SEC accession no. 0001144204-06-045497) and incorporated by reference herein.

(12)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 1997 and incorporated by reference herein.

(13)	Filed as Exhibit A to the Company’s definitive Proxy Statement dated July 18, 2000 as filed on Schedule 14A and incorporated by reference herein.

(14)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended January 31, 2002 and incorporated by reference herein.

(15)	Filed as Exhibit B to the Company’s definitive proxy statement dated May 28, 2002 as filed on Schedule 14A and incorporated by reference herein.

(16)	Filed as Appendix B to the Company’s definitive Proxy Statement dated July 2, 2001 as filed on Schedule 14A and incorporated by reference herein.

(17)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended January 31, 2003 and incorporated by reference herein.

(18)	Filed as an exhibit to the Company’s Transition Report on Form 10-K for the transition period from February 1, 2004 to December 31, 2004 and incorporated by reference herein.

(19)	Filed as Annex A to the Company’s definitive Proxy Statement on Schedule 14A filed with the SEC on July 6, 2012.

(20)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2002 and incorporated by reference herein.

(21)	Filed as an exhibit to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2012 and incorporated by reference herein.

(22)	Intentionally omitted.

(23)	Intentionally omitted.

(24)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated September 22, 2006 and incorporated by reference herein.

(25)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated by reference herein.

(26)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated April 11, 2006 and incorporated by reference herein.

(27)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated October 31, 2006 (SEC accession no. 0001144204-06-0455507) and incorporated by reference herein.

(28)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated March 9, 2007 and incorporated by reference herein.

(29)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated March 30, 2007 and incorporated by reference herein.

(30)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated May 1, 2007 and incorporated by reference herein.

(31)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated June 14, 2007 and incorporated by reference herein.

(32)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated October 3, 2007 and incorporated by reference herein.

(33)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated November 7, 2007 and incorporated by reference herein.

(34)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated December 17, 2007 and incorporated by reference herein.

(35)	Filed as Annex B to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 7, 2008 and incorporated by reference herein.

(36)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 and incorporated by reference herein.

(37)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated July 31, 2008 and incorporated by reference herein.

(38)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated August 13, 2008 and incorporated by reference herein.

(39)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated September 29, 2008 and incorporated by reference herein.

(40)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated November 11, 2008 and incorporated by reference herein.

(41)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated December 24, 2008 and incorporated by reference herein.

(42)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2007 and incorporated by reference herein.

(43)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2010 and incorporated by reference herein.

(44)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated June 2, 2006 and incorporated by reference herein.

(45)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated by reference herein.

(46)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated October 30, 2009 and incorporated herein by reference.

(47)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated May 4, 2009 and incorporated herein by reference.

(48)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and incorporated herein by reference.

(49)	Filed as Annex A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on June 29, 2009 and incorporated by reference herein.

(50)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated March 9, 2010 and incorporated by reference herein.

(51)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated April 26, 2010 and incorporated by reference herein.

(52)	Filed as an exhibit to the Company’s Report on Form 10-K for the year ended December 31, 2009 and incorporated by reference herein.

(53)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated April 26, 2011 and incorporated by reference herein.

(54)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated May 17, 2011 and incorporated by reference herein.

(55)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated June 17, 2011 and incorporated by reference herein.

(56)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 and incorporated herein by reference.

(57)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated October 7, 2011 and incorporated by reference herein.

(58)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated October 26, 2011 and incorporated by reference herein.

(59)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated November 22, 2011 and incorporated by reference herein.

(60)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated November 30, 2012 and incorporated by reference herein.

(61)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 22, 2012 and incorporated by reference herein.

(62)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated August 6, 2012 and incorporated by reference herein.

(63)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated November 29, 2012 and incorporated by reference herein.

(64)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated March 5, 2012 and incorporated by reference herein.

(65)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated February 15, 2013 and incorporated by reference herein.

(66)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated June 21, 2013

(67)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated March 12, 2013

(68)	Filed as an exhibit to the Company’s Quarterly Report Form 10-Q for the quarter ended September 30, 2013

*	Denotes management compensation plan or arrangement

+	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Iconix Brand Group, Inc. hereby undertakes to furnish supplementally to the Securities and Exchange Commission copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

**	Portions of this document have been omitted and were filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment, which was granted under Rule 24b-2 of the Securities Exchange Act of 1934.

++	Filed herewith.

Annual Report on Form 10-K

Item 8, 15(a)(1) and (2), (c) and (d)

List of Financial Statements and Financial Statement Schedule

Year ended December 31, 2013

Iconix Brand Group, Inc. and Subsidiaries

Form 10-K

Index to Consolidated Financial Statements and Financial Statement Schedule

The following consolidated financial statements of Iconix Brand Group Inc. and subsidiaries are included in Item 15:

The following consolidated financial statement schedule of Iconix Brand Group, Inc. and subsidiaries is included in Item 15(d):

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	106

Schedule II Valuation and qualifying accounts	107

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Iconix Brand Group, Inc.

New York, New York

We have audited the accompanying consolidated balance sheets of Iconix Brand Group, Inc. and Subsidiaries as of December 31, 2013 and 2012 and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Iconix Brand Group, Inc. and subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Iconix Brand Group, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued (1992) by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 27, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

February 27, 2014
New York, New York

Iconix Brand Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except par value)

	December 31,	December 31,
	2013	2012

Assets
Current Assets:

Cash and cash equivalents	$278,789	$238,672
Restricted cash - current	58,858	16,362
Accounts receivable, net	101,190	85,249
Deferred income tax assets	4,160	3,497
Other assets - current	33,631	22,571

Total Current Assets	476,628	366,351

Property and equipment:
Furniture, fixtures and equipment	21,197	19,734
Less: Accumulated depreciation	(12,360)	(9,644)

	8,837	10,090

Other Assets:
Other assets	23,630	24,082
Trademarks and other intangibles, net	1,955,644	1,769,508
Deferred financing costs, net	25,103	21,250
Investments and joint ventures	139,376	64,770
Goodwill	230,976	225,687

	2,374,729	2,105,297

Total Assets	$2,860,194	$2,481,738

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$30,482	$33,405
Deferred revenue	29,126	9,055
Current portion of long-term debt	61,250	52,000
Other liabilities - current	7,000	6,150

Total current liabilities	127,858	100,610

Deferred income tax liability	260,605	206,912
Long-term debt, less current maturities	1,366,069	859,718
Deferred revenue, net of current portion	724	4,898
Other liabilities	2,996	9,760

Total Liabilities	1,758,252	1,181,898

Commitments and contingencies

Stockholders’ Equity
Common stock, $.001 par value shares authorized 150,000; shares issued 77,048 and 76,549, respectively	77	77
Additional paid-in capital	910,145	815,935
Retained earnings	657,877	529,829
Accumulated other comprehensive loss	16,486	—
Less: Treasury stock - 25,920 and 9,941 shares at cost, respectively	(599,816)	(159,690)

Total Iconix Brand Group, Inc. Stockholders’ Equity	984,769	1,186,151

Non-controlling interest	117,173	113,689

Total Stockholders’ Equity	1,101,942	1,299,840

Total Liabilities and Stockholders’ Equity	$2,860,194	$2,481,738

See accompanying notes to consolidated financial statements.

Iconix Brand Group, Inc. and Subsidiaries

Consolidated Income Statements

(in thousands, except earnings per share data)

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011

Licensing and other revenue	$432,626	$353,818	$369,845

Selling, general and administrative expenses	175,215	138,368	141,079

Operating income	257,411	215,450	228,766

Other expenses (income):
Interest expense	76,321	46,576	50,754
Interest and other income	(7,443)	(2,711)	(24,162)
Equity earnings on joint ventures	(12,129)	(10,887)	(10,353)

Other expenses - net	56,749	32,978	16,239

Income before income taxes	200,662	182,472	212,527

Provision for income taxes	58,075	58,963	71,286

Net income	$142,587	$123,509	$141,241

Less: Net income attributable to non-controlling interest	$14,539	$14,101	$15,136

Net income attributable to Iconix Brand Group, Inc.	$128,048	$109,408	$126,105

Earnings per share:
Basic	$2.28	$1.57	$1.72

Diluted	$2.11	$1.52	$1.67

Weighted average number of common shares outstanding:
Basic	56,281	69,689	73,111

Diluted	60,734	71,957	75,495

See accompanying notes to consolidated financial statements.

Iconix Brand Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(in thousands)

	Year Ended December 31,
	2013	2012	2011

Net income	$142,587	$123,509	$141,241
Other comprehensive income (loss):
Foreign currency translation	16,486	—	—
Change in fair value of cash flow hedge	—	483	(483)

Total other comprehensive income (loss)	16,486	483	(483)

Comprehensive income	$159,073	$123,992	$140,758

Less: comprehensive income attributable to non-controlling interest	14,539	14,101	15,136

Comprehensive income attributable to Iconix Brand Group, Inc.	$144,534	$109,891	$125,622

See accompanying notes to consolidated financial statements.

Iconix Brand Group, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-Controlling Interest	Total
	Shares	Amount
Balance at January 1, 2011	74,364	$74	$752,803	$294,316	$—	$(10,831)	$102,552	$1,138,914
Shares issued on exercise of stock options and warrants	968	1	3,311	—	—	—	—	3,312
Shares issued on vesting of restricted stock	351	1	—	—	—	—	—	1
Shares issued for earn-out on acquisition	144	—	2,776	—	—	—	—	2,776
Tax benefit of stock option exercises	—	—	4,940	—	—	—	—	4,940
Compensation expense in connection with restricted stock and stock options	—	—	11,742	—	—	—	—	11,742
Shares repurchased on the open market	—	—	—	—	—	(19,138)	—	(19,138)
Cost of shares repurchased on vesting of restricted stock and exercise of stock options	—	—	—	—	—	(3,185)	—	(3,185)
Equity portion of convertible notes	—	—	35,996	—	—	—	—	35,996
Net cost of hedge on convertible notes	—	—	(9,375)	—	—	—	—	(9,375)
Net income	—	—	—	126,105	—	—	15,136	141,241
Change in fair value of cash flow hedge	—	—	—	—	(483)	—	—	(483)
Distributions to joint ventures	—	—	—	—	—	—	(11,895)	(11,895)
Distribution of capital proceeds							(18,000)	(18,000)
Non-controlling interest of acquired companies	—	—	—	—	—	—	16,730	16,730

Balance at January 1, 2012	75,827	$76	$802,193	$420,421	$(483)	$(33,154)	$104,523	$1,293,576
Shares issued on exercise of stock options and warrants	267	1	756	—	—	—	—	757
Shares issued on vesting of restricted stock	311	—	—	—	—	—	—	—
Shares issued for earn-out on acquisition	144	—	—	—	—	—	—	—
Tax benefit of stock option exercises	—	—	1,495	—	—	—	—	1,495
Compensation expense in connection with restricted stock and stock options	—	—	11,491	—	—	—	—	11,491
Shares repurchased on the open market	—	—	—	—	—	(125,341)	—	(125,341)
Cost of shares repurchased on vesting of restricted stock and exercise of stock options	—	—	—	—	—	(1,195)	—	(1,195)
Net income	—	—	—	109,408	—	—	14,101	123,509
Change in fair value of cash flow hedge	—	—	—	—	483	—	—	483
Distributions to joint ventures	—	—	—	—	—	—	(9,039)	(9,039)
Non-controlling interest of acquired companies	—	—	—	—	—	—	4,104	4,104

Balance at January 1, 2013	76,549	$77	$815,935	$529,829	$—	$(159,690)	$113,689	$1,299,840
Shares issued on exercise of stock options and warrants	131	—	353	—	—	—	—	353
Shares issued on vesting of restricted stock	368	—	—	—	—	—	—	—
Tax benefit of stock option exercises	—	—	1,193	—	—	—	—	1,193
Purchase of minority interest in consolidated joint venture	—	—	17,246	—	—	—	—	17,246
Compensation expense in connection with restricted stock and stock options	—	—	20,018	—	—	—	—	20,018
Shares repurchased on the open market	—	—	—	—	—	(436,419)	—	(436,419)
Cost of shares repurchased on vesting of restricted stock and exercise of stock options	—	—	—	—	—	(3,707)	—	(3,707)
Equity portion of convertible notes	—	—	52,362	—	—	—	—	52,362
Net cost of hedge on convertible notes	—	—	3,038	—	—	—	—	3,038
Net income	—	—	—	128,048	—	—	14,539	142,587
Foreign currency translation	—	—	—	—	16,486	—	—	16,486
Distributions to joint ventures	—	—	—	—	—	—	8,290	8,290
Non-controlling interest of acquired companies	—	—	—	—	—	—	(2,765)	(2,765)

Balance at December 31, 2013	77,048	$77	$910,145	$657,877	$16,486	$(599,816)	$117,173	$1,101,942

See accompanying notes to consolidated financial statements.

Iconix Brand Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (in thousands)

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Cash flows from operating activities:
Net income	$142,587	$123,509	$141,241

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	2,702	2,784	2,450
Amortization of trademarks and other intangibles	7,428	5,528	6,988
Amortization of deferred financing costs	4,816	3,263	4,309
Amortization of convertible note discount	24,838	20,099	23,057
Stock-based compensation expense	20,018	11,491	11,742
Non-cash gain on re-measurement of equity investment	—	—	(21,465)
Provision for doubtful accounts	9,718	5,362	1,948
Earnings on equity investments in joint ventures	(12,129)	(10,887)	(10,353)
Distributions from equity investments	13,116	2,265	3,779
Gain on sale of securities	(5,395)	—	—
Deferred income tax provision	31,416	24,385	27,737
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(6,683)	(10,942)	(17,252)
Other assets - current	(10,508)	5,891	16,868
Other assets	256	11,889	12,298
Deferred revenue	6,102	(3,745)	(10,168)
Accounts payable and accrued expenses	4,507	13,542	(11,791)

Net cash provided by operating activities	232,789	204,434	181,388
Cash flows used in investing activities:
Purchases of property and equipment	(1,209)	(1,595)	(3,242)
Acquisition of interest in Buffalo	(76,500)	—	—
Acquisition of Lee Cooper	(66,667)	—	—
Acquisition of interest in Complex Media	(25,120)	—	—
Acquisition of interest in Marcy Media	(32,000)	—	—
Acquisition of trademarks of Rocawear diffusion brand	(8,000)	—	—
Acquisition of Umbro	—	(225,000)	—
Acquisition of interest in Modern Amusement	—	(5,000)	—
Acquisition of Sharper Image	—	—	(65,600)
Acquisition of interest in Hardy Way	—	—	(62,000)
Proceeds from sale of securities	5,395	—	—
Additional investments in joint ventures	(744)	(6,870)	—
Earn-out payment on acquisitions	—	(3,771)	—
Proceeds from sale of trademarks	12,229	4,490	—
Additions to trademarks	(372)	(633)	(568)

Net cash used in investing activities	(192,987)	(238,379)	(131,410)
Cash flows (used in) provided by financing activities:
Shares repurchased on the open market	(436,419)	(125,341)	(19,138)
Proceeds from long-term debt	662,188	750,000	292,500
Proceeds from sale of warrants	57,707	—	28,800
Payment for purchase of convertible note hedge	(84,106)	—	(58,740)
Payment of long-term debt	(95,113)	(491,765)	(211,784)
Deferred financing costs	(3,838)	(20,941)	(3,381)
Distributions to non-controlling interests	(8,290)	(9,039)	(11,895)
Payment of note payable to Purim	(3,000)	(4,000)	(4,000)
Acquisition of interest in IPH Unltd	(45,000)	—	—
Acquisition of Zoo York - net	—	—	(18,000)
Non-controlling interest contribution	—	—	1,800
Excess tax benefit from share-based payment arrangements	1,193	1,495	4,940
Shares repurchased on vesting of restricted stock and exercise of stock options	(3,707)	(1,195)	(3,185)
Proceeds from exercise of stock options and warrants	353	757	3,312
Restricted cash - current	(42,496)	(2,291)	(10,771)
Restricted cash - non-current	—	7,220	8,646

Net cash provided by (used in) financing activities	(528)	104,900	(896)

Effect of exchange rate changes on cash	843	—	—
Net increase in cash and cash equivalents	40,117	70,955	49,082

Cash and cash equivalents, beginning of year	238,672	167,717	118,635

Cash and cash equivalents, end of year	$278,789	$238,672	$167,717

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Supplemental disclosure of cash flow information:
Cash paid during the year:
Income taxes	$20,054	$14,847	$40,194
Interest	$40,410	$16,043	$22,969
Non-cash investing activities:
Sale of trademarks for note receivable	$8,294	$4,000	$—
Acquisitions:
Common stock issued	$—	$2,221	$3,210

See accompanying notes to consolidated financial statements.

Iconix Brand Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Information as of and for the Years Ended December 31, 2013, 2012 and 2011

(dollars are in thousands (unless otherwise noted), except per share data)

The Company

Iconix Brand Group, Inc. (the “Company”) is in the business of licensing and marketing intellectual property. The Company, through its wholly-owned subsidiaries, currently owns the following brands: Candie’s®, Bongo®, Badgley Mischka®, Joe Boxer®, Rampage®, Mudd®, London Fog®, Mossimo®, Ocean Pacific/OP®, Danskin®, Rocawear®/Roc Nation®, Cannon®, Royal Velvet®, Fieldcrest®, Charisma®, Starter®, Waverly®, Ecko Unltd®/Mark Ecko®, Zoo York®, Sharper Image®, Umbro® and Lee Cooper®, which it licenses to third parties for use in connection with a variety of apparel, fashion accessories, footwear, beauty and fragrance, home products and décor and electronics. In addition, Scion LLC (“Scion”), a joint venture in which the Company has a 50% investment, owns the Artful Dodger® brand and owns a 50% interest in the Billionaire Boys Club®/BBC® and Ice Cream® brands; Hardy Way LLC (“Hardy Way”), a joint venture in which the Company has an 85% investment, owns the Ed Hardy® brands; MG Icon LLC (“MG Icon”), a joint venture in which the Company has a 50% investment, owns the Material Girl® and Truth or Dare® brands; Peanuts Holdings LLC (“Peanuts Holdings”), a joint venture in which the Company has an 80% investment, owns, through its wholly-owned subsidiary Peanuts Worldwide LLC (“Peanuts Worldwide”), the Peanuts® brands; Icon Modern Amusement LLC (“Icon Modern Amusement”), a joint venture in which the Company has a 51% investment, owns the Modern Amusement® brand; and 1724982 Alberta ULC (“Alberta ULC”), a joint venture in which we have a 51% controlling interest, owns the Buffalo® brand. The Company’s brands are sold across a variety of distribution channels through direct-to-retail and wholesale licenses, from the mass tier to the luxury market and, in the case of our Peanuts brand, through various media outlets, including television, movies, web-based and mobile content. The Company supports its brands with innovative advertising and promotional campaigns designed to increase brand awareness, and provides its licensees with coordinated trend direction to enhance product appeal and help maintain and build brand integrity.

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

1. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and, in accordance with U.S. GAAP and accounting for variable interest entities and majority owned subsidiaries, the Company consolidates five joint ventures (Scion, Peanuts Holdings, Hardy Way, Icon Modern Amusement, and Alberta ULC; see Note 3 for explanation). All significant intercompany transactions and balances have been eliminated in consolidation. The Company uses either the equity method or the cost method of accounting, depending on a variety of factors as set forth in Accounting Standards Codification (“ASC”) 323 - Investments (“ASC 323”) and ASC 810 - Consolidation (“ASC 810”), to account for those investments and joint ventures which are not required to be consolidated under U.S. GAAP.

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

Since January 1, 2011 the Company has acquired ownership interest in various brands through its investments in joint ventures. The chart below illustrates the Company’s ownership interest in these joint ventures as of December 31, 2013:

Date Acquired/Invested	Brand	Investment / Joint Venture	Iconix’s Investment
April 2011(1)	Ed Hardy	Hardy Way	85%
December 2012	Modern Amusement	Icon Modern Amusement	51%
February 2013	Buffalo	Alberta ULC	51%

(1)	In May 2009 the Company purchased a 50% in Hardy Way. In April 2011, the Company acquired an additional interest in Hardy Way to bring its total ownership interest in Hardy Way to 85%. See Note 3 for additional details on this transaction.

Further, since January 1, 2011 the Company established the following joint ventures to develop and market the Company’s brands in specific international markets:

Date Created	Investment / Joint Venture	Iconix’s Investment
May 2012	Iconix India	50%
June 2013	Iconix Australia	50%
September 2013	Iconix Canada	50%
October 2013	Iconix Southeast Asia	50%
December 2013	Iconix Israel	50%

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

Cash and Cash Equivalents

Cash and cash equivalents consist of actual cash as well as cash equivalents, defined as short-term, highly liquid financial instruments with insignificant interest rate risk that are readily convertible to cash and have maturities of three months or less from the date of purchase.

Restricted Cash - current

Restricted cash - current consists of actual cash deposits held in accounts primarily for debt service, as well as cash equivalents, defined as short-term, highly liquid financial instruments with insignificant interest rate risk that are readily convertible to cash and have maturities of three months or less from the date of purchase, the restrictions on all of which lapse every three months or less.

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

For the year ended December 31, 2013 (“FY 2013”), one licensee accounted for 13% of the Company’s revenue, as compared to one licensee which accounted for 17% of the Company’s revenue for the year ended December 31, 2012 (“FY 2012”), and two licensees which accounted for 17% and 10%, respectively, of the Company’s revenue for the year ended December 31, 2011 (“FY 2011”).

Accounts Receivable

Accounts receivable are reported at amounts the Company expects to be collected, net of provision for doubtful accounts, based on the Company’s ongoing discussions with its licensees, and its evaluation of each licensee’s payment history and account aging. As of December 31, 2013 and 2012, the Company’s provision for doubtful accounts was $12.1 million and $12.0 million, respectively.

As of December 31, 2013 and December 31, 2012, no licensee accounted for 10% or more of the Company’s accounts receivable (which includes long-term accounts receivables included in other assets on the Company’s consolidated balance sheets).

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

Restricted Stock

Compensation cost for restricted stock is measured using the quoted market price of the Company’s common stock at the date the common stock is granted. For restricted stock where restrictions lapse with the passage of time (“time-based restricted stock”), compensation cost is recognized over the period between the issue date and the date that restrictions lapse. Time-based restricted stock is included in total common shares outstanding upon the lapse of any restrictions. For restricted stock where restrictions are based on performance measures (“performance-based restricted stock”), restrictions lapse when those performance measures have been deemed earned. Performance-based restricted stock is included in total common shares outstanding upon the lapse of any restrictions. Performance-based restricted stock is included in total diluted shares outstanding when the performance measures have been deemed earned but not issued.

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

Deferred Financing Costs

The Company incurred costs (primarily professional fees and placement agent fees) in connection with borrowings under senior secured notes and convertible bond offerings. These costs have been deferred and are being amortized using the effective interest method over the life of the related debt.

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

Goodwill and Other Intangibles

Goodwill represents the excess of purchase price over the fair value of net assets acquired in business combinations accounted for under the purchase method of accounting. On an annual basis and as needed, the Company tests goodwill and indefinite life trademarks for impairment through the use of discounted cash flow models. Other intangibles with determinable lives, including certain trademarks, license agreements and non-compete agreements, are evaluated for the possibility of impairment when certain indicators are present, and are otherwise amortized on a straight-line basis over the estimated useful lives of the assets (currently ranging from 1 to 15 years).

The changes in the carrying amount of goodwill for FY 2013 and FY 2012 are as follows:

	FY 2013	FY 2012
	(in 000’s)
Beginning balance	$225,687	$223,269
Acquisitions	5,117	2,300
Net adjustments to purchase price of prior period acquisitions	172	118

Ending balance	$230,976	$225,687

In February 2013, the Company completed the acquisition of a 51% interest in the Buffalo brand and related assets. In allocating the purchase price of this acquisition, $4.1 million was allocated to goodwill. Also in February 2013, the Company completed the acquisition of the Lee Cooper brand and related assets. In allocating the purchase price of this acquisition, $1.1 million was allocated to goodwill. In November 2012, the Company completed the acquisition of the Umbro brand and related assets. In allocating the purchase price of this acquisition, $2.3 million was allocated to goodwill. The goodwill allocated in all the aforementioned transactions is deductible for income tax purposes. See Note 3 for details of these transactions.

The Company operates as a single integrated business, and as such has one operating segment which is also used as the reporting unit for purposes of evaluating goodwill impairment. The fair value of the reporting unit is determined using discounted cash flow analysis and estimates of sales proceeds with consideration of market participant data. As part of this analysis, the Company considers its market capitalization in comparison to its book value. The annual evaluation of goodwill is performed as of October 1, the beginning of the Company’s fourth fiscal quarter.

Revenue Recognition

The Company has entered into various trademark license agreements that provide revenues based on minimum royalties and additional revenues based on a percentage of defined sales. Minimum royalty revenue is recognized on a straight-line basis over each period, as defined, in each license agreement. Royalties exceeding the defined minimum amounts are recognized as revenue during the period corresponding to the licensee’s sales. Revenue is not recognized unless collectability is reasonably assured.

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

Advertising Campaign Costs

All costs associated with production for the Company’s national advertising campaigns are expensed during the periods when the activities take place. All other advertising costs such as print and online media are expensed when the advertisement occurs. Advertising expenses for FY 2013, FY 2012 and FY 2011 amounted to $25.8 million, $21.4 million, and $23.5 million, respectively.

Comprehensive Income

Comprehensive income includes certain gains and losses that, under U.S. GAAP, are excluded from net income as such amounts are recorded directly as an adjustment to stockholders’ equity. The Company’s comprehensive income is primarily comprised of net income, foreign currency translation and the change in fair value of its marketable securities and cash flow hedge.

New Accounting Standards

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about those amounts. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012 are reflected herein.

Presentation of Prior Year Data

Certain reclassifications have been made to conform prior year data to the current presentation.

2. Trademarks and Other Intangibles, net

Trademarks and other intangibles, net consist of the following:

	Estimated Lives in Years	December 31, 2013		December 31, 2012
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(000’s omitted)

Indefinite life trademarks and copyrights	Indefinite	$1,939,534	$—	$1,750,201	$—
Definite life trademarks	10-15	19,622	9,531	19,603	8,077
Non-compete agreements	2-15	940	215	10,475	10,475
Licensing contracts	1-9	23,979	18,685	20,636	12,855

		$1,984,075	$28,431	$1,800,915	$31,407

Trademarks and other intangibles, net			$1,955,644		$1,769,508

In February 2013, the Company completed the acquisition of a 51% interest in the Buffalo brand, including trademarks and related assets. As a result of this transaction, the Company increased its indefinite life trademarks by $142.6 million, its licensing agreements by $2.4 million and its non-compete agreements by $0.9 million. Also in February 2013, the Company completed the acquisition of the Lee Cooper brand, including trademarks and related assets. As a result of this transaction, the Company increased its indefinite life trademarks by $69.3 million and its licensing agreements by $0.9 million. See Note 3 for further explanation of these transactions.

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

Amortization expense for intangible assets for FY 2013, FY 2012 and FY 2011 was $7.4 million, $5.5 million and $7.0 million, respectively.

The trademarks of Candie’s, Bongo, Joe Boxer, Rampage, Mudd, London Fog, Mossimo, Ocean Pacific, Danskin, Rocawear, Cannon, Royal Velvet, Fieldcrest, Charisma, Starter, Waverly, Ecko, Zoo York, Peanuts, Ed Hardy, Sharper Image, Umbro, Modern Amusement, Buffalo and Lee Cooper have been determined to have an indefinite useful life and accordingly, consistent with ASC Topic 350, no amortization has been recorded in the Company’s consolidated income statements. Instead, each of these intangible assets are tested for impairment annually and as needed on an individual basis as separate single units of accounting, with any related impairment charge recorded to the statement of operations at the time of determining such impairment. The annual evaluation of the Company’s indefinite lived trademarks is performed as of October 1, the beginning of the Company’s fourth fiscal quarter. Consistent with ASC Topic 350, there was no impairment of the indefinite-lived trademarks during FY 2013, FY 2012 or FY 2011. Further, as it relates to the Company’s definite-lived trademarks, and consistent with ASC Topic 360, there was no impairment of the definite-lived trademarks during FY 2013, FY 2012 or FY 2011.

3. Acquisitions, Joint Ventures and Investments

Acquisitions

Lee Cooper

In February 2013, the Company, through its wholly-owned subsidiary Iconix Luxembourg Holdings SÀRL, acquired the Lee Cooper brand for approximately $72.7 million, of which the Company paid $66.7 million in cash (funded entirely from cash on hand) and assumed liabilities of approximately $6.0 million. Founded in 1908, Lee Cooper is an iconic British denim brand that has expanded into multiple lifestyle categories including men’s and women’s casual wear, footwear and accessories.

The cash paid to the Sellers and the estimated fair value of the assets acquired is allocated as follows:

(000’s omitted)
Cash paid to sellers by the Company	$72,735

Trademarks	$69,250
License agreements	850
Goodwill	1,058
Working capital	1,577

$72,735

The acquisition of Lee Cooper resulted in $10.7 million of licensing and other revenue and $6.7 million of operating income, which is included in the Company’s consolidated income statement for FY 2013.

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

The cash paid to the Sellers and the estimated fair value of the assets acquired is allocated as follows:

(000’s omitted)
Cash paid to sellers by the Company	$225,000

Trademarks	$220,500
License agreements	2,200
Goodwill	2,300

$225,000

In December 2013, the Company sold its Umbro trademarks in South Korea to a licensee for $10.0 million. As a result of this transaction, the Company recorded a gain of $10.0 million, which is included in licensing and other revenue on the consolidated income statement in FY 2013

Joint Ventures

Buffalo Brand Joint Venture

In February 2013, Iconix CA Holdings, LLC (“ICA Holdings”), a Delaware limited liability company and a wholly-owned subsidiary of the Company, formed a joint venture with Buffalo International ULC (“BII”). The name of the joint venture is 1724982 Alberta ULC (“Alberta ULC”), an Alberta, Canada unlimited liability company. The Company, through ICA Holdings, paid $76.5 million, which was funded entirely from cash on hand, in exchange for a 51% controlling ownership of Alberta ULC which consists of a combination of equity and a promissory note. BII owns the remaining 49% interest in Alberta ULC. Alberta ULC owns the intellectual property rights, licenses and other assets relating principally to the Buffalo David Bitton brand (the “Buffalo brand”). Concurrently, Alberta ULC and BII entered into a license agreement pursuant to which Alberta ULC licensed the Buffalo brand to BII as licensee in certain categories and geographies. Additionally, ICA Holdings and BII entered into a shareholder agreement with respect to their ownership of Alberta ULC.

The following table is a reconciliation of cash paid to sellers and the fair value of the sellers’ non-controlling interest:

Cash paid to sellers	$76,500
Fair value of 49% non-controlling interest to sellers	59,489

$135,989

The estimated fair value of the assets acquired is allocated as follows:

Trademarks	$142,600
License agreements	2,400
Non-compete agreement	940
Goodwill	4,060
Deferred tax liability	(14,011)

$135,989

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

In accordance with ASC Topic 810, the Company recognizes the non-controlling interest of Alberta ULC as equity in consolidated financial statements and separate from the parent’s equity. As such, the amount of net income attributable to the non-controlling interest for FY 2013 is approximately $9.0 million, which has been included in net income attributable to non-controlling interest in the consolidated income statement.

As of December 31, 2013, the impact of consolidating Alberta ULC on the Company’s consolidated balance sheet has increased current assets by $14.8 million, non-current assets by $149.4 million, current liabilities by $0.4 million and total liabilities by $0.4 million. For FY 2013, the impact of consolidating Alberta ULC on the Company’s consolidated income statement has increased licensing and other revenue by $22.9 million and operating income by $18.5 million.

Iconix Israel Joint Venture

In November 2013, the Company contributed substantially all rights to its wholly-owned and controlled brands in the State of Israel and the geographical regions of the West Bank and the Gaza Strip (together, the “Israel Territory”) to Iconix Israel LLC (“Iconix Israel”), a then newly formed subsidiary of the Company through an exclusive, royalty-free perpetual master license agreement with Iconix Israel Shortly thereafter, M.G.S. Sports Trading Limited (“MGS”) purchased a 50% interest in Iconix Israel for approximately $3.3 million. MGS paid $1.0 million upon the closing of the transaction and committed to pay an additional $2.3 million over the 36-month period following closing. As a result of this transaction, the Company recorded a gain of $2.3 million, which was included in licensing and other revenue in FY 2013. As of December 31, 2013, of the $2.3 million remaining due to the Company from MGS, approximately $0.8 million is included in other assets – current and $1.5 million is included in other assets on the consolidated balance sheet.

Pursuant to the Iconix Israel amended and restated operating agreement, for a period following the second anniversary of the closing of this transaction (i.e. November 2013), the Company has a call option to purchase from MGS 5% of the equity interests held by MGS in Iconix Israel.

At inception, the Company determined, in accordance with ASC 810, based on the corporate structure, voting rights and contributions of the Company and MGS, that Iconix Israel is not a variable interest entity and not subject to consolidation. The Company has recorded its investment under the equity method of accounting.

Iconix Southeast Asia Joint Venture

In October 2013, the Company contributed substantially all rights to its wholly-owned and controlled brands in Indonesia, Thailand, Malaysia, Philippines, Singapore, Vietnam, Cambodia, Laos, Brunei, Myanmar and East Timor (together, the “Southeast Asia Territory”) to Lion Network Limited (“Iconix SE Asia”), a then newly formed subsidiary of the Company through an exclusive, royalty-free perpetual master license agreement with Iconix SE Asia. Shortly thereafter, LF Asia Limited (“LF Asia”), an affiliate of Li & Fung Limited, purchased a 50% interest in Iconix SE Asia for $12.0 million. LF Asia paid $7.5 million upon the closing of the transaction and committed to pay an additional $4.5 million over the 24-month period following closing. The Company may earn an additional $2.0 million based on certain criteria relating to the achievement of Iconix SE Asia revenue targets through the year ending December 31, 2014.

As a result of this transaction, the Company recorded a gain of $4.7 million, which was included in licensing and other revenue in FY 2013. As of December 31, 2013, of the $4.5 million remaining due to the Company from LF Asia, $3.5 million is included in other assets - current and $1.0 million is included in other assets on the consolidated balance sheet.

Pursuant to the Iconix SE Asia shareholders’ agreement, for a period following the second anniversary of the closing of this transaction, the Company has a call option to purchase from LF Asia 5% of the equity interests held by LF Asia in Iconix SE Asia for a calculated amount as defined in the Iconix SE Asia shareholders agreement. Further, following the fifth anniversary and again following the eighth anniversary of the closing of this transaction (i.e. October 2013), the Company has a call option to purchase from LF Asia all of the remaining equity interests held by LF Asia in Iconix SE Asia, and LF Asia has a put option to initiate the Company’s purchase from LF Asia all of the remaining equity interests held by LF Asia in Iconix SE Asia, each for a calculated amount as defined in the Iconix SE Asia shareholders agreement.

At inception, the Company determined, in accordance with ASC 810, based on the corporate structure, voting rights and contributions of the Company and LF Asia, that Iconix SE Asia is not a variable interest entity and not subject to consolidation. The Company has recorded its investment under the equity method of accounting.

Iconix Canada Joint Venture

In June 2013, the Company contributed substantially all economic rights to its brands in Canada to Iconix Canada L.P. and ICO Brands L.P. (together with general partner 8560854 Canada, Inc., “Iconix Canada”), each then a newly formed joint ventures with BII and its subsidiaries. In consideration for its aggregate 50% interest in Iconix Canada, BII agreed to pay $17.7 million in cash to the Company, of which approximately $8.8 million was paid upon closing of this transaction in June 2013, the remaining $8.8 million of which is a note payable to the Company to be paid over three years from the date of closing, with final payment in June 2016. Of the $8.8 million note receivable, approximately $3.0 million is included in other assets – current, the remaining $5.8 million of which is included in other assets on the consolidated balance sheet at December 31, 2013. As a result of this transaction, the Company recognized a gain of approximately $9.8 million which is included in licensing and other revenue on the consolidated income statement for FY 2013.

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

Iconix Australia Joint Venture

In September 2013, the Company formed Iconix Australia, LLC (“Iconix Australia”), a Delaware limited liability company and a wholly-owned subsidiary of the Company, and contributed substantially all rights to its wholly-owned and controlled brands in Australia and New Zealand (the “Australia territory”) through an exclusive, royalty-free perpetual master license agreement with Iconix Australia. Shortly thereafter Pac Brands USA, Inc. (“Pac Brands”) purchased a 50% interest in Iconix Australia for $7.2 million in cash, all of which was received upon closing of this transaction in September 2013. As a result of this transaction, the Company recorded a gain of $5.1 million, which is included in licensing and other revenue in the FY 2013.

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

Iconix India Joint Venture

In May 2012, the Company contributed substantially all rights to its wholly-owned and controlled brands in India to Imaginative Brand Developers Private Limited, now known as Iconix Lifestyle India Private Limited (“Iconix India”), a then newly formed subsidiary of the Company. Shortly thereafter, Reliance Brands Limited (“Reliance”), an affiliate of the Reliance Group, purchased a 50% interest in Iconix India for $6.0 million. Reliance paid $2.0 million upon the closing of the transaction and committed to pay an additional $4.0 million over the 48-month period following closing. As a result of this transaction, the Company recorded a gain of $5.6 million, which was included in licensing and other revenue in FY 2012. As of December 31, 2013, of the $4.0 million remaining due to the Company from Reliance, $1.0 million is included in other assets – current and $3.0 million is included in other assets on the consolidated balance sheet. Additionally, pursuant to the terms of the transaction, the Company and Reliance each agreed to contribute 100 million rupees (approximately $2.0 million) to Iconix India as working capital, of which 25 million rupees (approximately $0.5 million) was contributed at closing, with the balance to be contributed based on the capital requirements of Iconix India as agreed upon by the Company and Reliance.

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

As of December 31, 2013, the Company has not received any income distributions from Iconix China.

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

In March 2009, the Company, through its investment in Scion, effectively acquired a 16.6% interest in one of its licensees, Roc Apparel Group LLC (“RAG”) for $1. The Company has determined that this entity is a variable interest entity as defined by ASC Topic 810. However, the Company is not the primary beneficiary of this entity. The investment in this entity is accounted for under the cost method of accounting. As part of the transaction, the Company and its Scion partner each contributed approximately $2.1 million to Scion, totaling approximately $4.1 million, which was deposited as cash collateral under the terms of RAG’s financing agreements. In June 2010, approximately $3.3 million of the collateral was released to Scion and distributed to the Scion members equally; as of December 31, 2011 the remaining $0.8 million was included in short-term restricted cash on the Company’s consolidated balance sheet. In January 2012, the Company and its Scion partner each contributed $1.1 million, totaling $2.2 million, to Scion, which was deposited as additional cash collateral under the new terms of RAG’s financing agreements. In January 2013, the Company contributed an additional $2.6 million to the cash collateral pool under RAG’s financing agreements. The aggregate $5.6 million of cash collateral, which is owned by Scion, is included as short-term restricted cash in the Company’s consolidated balance sheet as of December 31, 2013. Subsequent to FY 2013, in January 2014 the Company contributed an additional $3.0 million to the cash collateral pool under RAG’s financing agreements.

In May 2012, Scion, through a newly formed subsidiary, Scion BBC LLC, purchased a 50% interest in BBC Ice Cream LLC, owner of the Billionaire Boys Club and Ice Cream brands for approximately $3.5 million. The purchase price for the transaction was funded by the Company through a cash contribution to Scion. In addition, pursuant to the terms of an amendment to the Scion operating agreement, signed in March 2012, the Company has agreed to commit an additional $6.5 million to Scion to fund investments and acquisitions mutually agreed upon by the Company and its Scion partner, Jay-Z.

In accordance with ASC Topic 810, the Company recognizes the non-controlling interest of Scion as equity in the consolidated financial statements and separate from the parent’s equity.

As of December 31, 2013 and December 31, 2012, the carrying value of the consolidated assets that are collateral for the variable interest entity’s obligations total $9.5 million and $10.6 million, respectively, which is comprised of the Artful Dodger trademark.

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

ASC Topic 810 affirms that consolidation is appropriate when one entity has a controlling financial interest in another entity. Prior to May 17, 2013, the Company owned a 51% membership interest in IPH Unltd compared to the minority owner’s 49% membership interest. Further, the Company believed that the voting and veto rights of the minority shareholder were merely protective in nature and did not provide them with substantive participating rights in IPH Unltd. As such, prior to May 17, 2013, IPH Unltd was subject to consolidation with the Company, which is reflected in the consolidated financial statements.

In accordance with ASC Topic 810, prior to May 17, 2013, the Company recognized the non-controlling interest of IPH Unltd as equity in the consolidated financial statements and separate from the parent’s equity.

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

During FY 2011, the Company contributed to Iconix Latin America its share of the rights to revenues from IPH Unltd (see below) from the exploitation of the Ecko brands in the Latin America Territory. Also in FY 2011, the Company contributed to Iconix Latin America its rights to the Ed Hardy brands for the Latin America Territory. During FY 2012, the Company contributed to Iconix Latin America the rights to the Zoo York and Sharper Image brands for the Latin America Territory. In aggregate consideration for these contributions, New Brands agreed to pay an aggregate of approximately $5.7 million to the Company. As of December 31, 2013, the balance owed to the Company under this obligation is approximately $1.7 million, $1.2 million of which is included in other assets – current and $0.5 million of which is included in other assets on the Company’s consolidated balance sheet. The Company has recorded the consideration associated with these transactions as other liabilities, which will be recognized over a period of three years.

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

MG Icon

In March 2010, the Company acquired a 50% interest in MG Icon, the owner of the Material Girl and Truth or Dare brands and trademarks and other rights associated with the artist, performer and celebrity known as “Madonna”, from Purim LLC (“Purim”) for $20.0 million, $4.0 million of which was paid at closing and another $11.0 million of which was paid through December 31, 2013. In connection with the launch of Truth or Dare brand and based on certain qualitative criteria, Purim is entitled to an additional $2.0 million all of which was paid through December 31, 2013. In addition, Purim may be entitled to receive additional consideration based on certain qualitative criteria. As of December 31, 2013 the remaining $7.0 million owed to Purim is included in other current liabilities on the Company’s consolidated balance sheet.

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

In connection with the Peanuts Operating Agreement, the Company through IE, loaned $17.5 million to Beagle (the “Beagle Note”), the proceeds of which were used to fund Beagle’s capital contribution to Peanuts Holdings in connection with the acquisition of Peanuts Worldwide. The Beagle Note bears interest at 6% per annum, with minimum principal payable in equal annual installments of approximately $2.2 million on June 3, with any remaining unpaid principal balance and accrued interest to be due on June 3, 2015, the Beagle Note maturity date. Principal may be prepaid at any time. The Beagle Note is secured by the membership interest in Peanuts Holdings owned by Beagle. As of December 31, 2013, the current portion of approximately $2.2 million is included in other assets –current in the consolidated balance sheet and the long term portion of $3.8 million is included in other assets.

ASC Topic 810 affirms that consolidation is appropriate when one entity has a controlling financial interest in another entity. The Company owns an 80% membership interest in Peanuts Holdings, compared to the non-controlling owner’s 20% membership interest. As such, Peanuts Holdings is subject to consolidation with the Company, which is reflected in the Company’s consolidated financial statements as of December 31, 2013.

In accordance with ASC Topic 810, the Company recognizes the non-controlling interest of Peanuts Holdings as equity in the consolidated financial statements and separate from the parent’s equity.

Investments

Marcy Media LLC

In July 2013, the Company purchased a 10% minority interest in Marcy Media LLC (“Marcy Media”), a multi-media portfolio company which owns a 50% interest in Roc Nation LLC, an entertainment and talent management company, for $32.0 million. At inception, the Company determined, in accordance with ASC 810, based on the corporate structure, voting rights and contributions of the Company that Marcy Media is not a variable interest entity and not subject to consolidation. As the Company does not have significant influence over Marcy Media, its investment has been recorded under the cost method of accounting.

Also in July 2013, the Company acquired the global rights to the “Roc Nation” name, a diffusion brand of Rocawear, to use and register as a trademark for apparel, footwear and related categories for $8.0 million.

Complex Media Inc.

In September 2013, the Company purchased convertible preferred shares which, on an as converted basis as of the closing date, equals an approximate 14.4% minority interest in Complex Media Inc. (“Complex Media”), a multi-media lifestyle company which, among other things, owns Complex magazine and its online counterpart, Complex.com, for $25.0 million. At inception, the Company determined, in accordance with ASC 810, based on the corporate structure, voting rights and contributions of the Company that Complex Media is not a variable interest entity and not subject to consolidation. As the Company does not have significant influence over Complex Media, its investment has been recorded under the cost method of accounting.

Unaudited Pro Forma Information

Unaudited pro forma information for the transactions completed in FY 2013 and FY 2012 is not presented, as such pro forma disclosure is not required with respect to such transactions because the effects of such transactions, each by themselves or in the aggregate, are considered immaterial to the Company.

Acquisition Expenses

During FY 2013, FY 2012 and FY 2011, pretax charges aggregating approximately $4.0 million, $0.5 million and $0.4 million, respectively, were recorded for legal expenses and other transaction costs related to the acquisitions described above, as well as unconsummated transactions under consideration during FY 2013. These charges, which were expensed in accordance with the accounting guidance for business combinations, are included in selling, general and administrative costs in the Company’s consolidated income statements.

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

Hedge Instruments

On March 26, 2011, the Company purchased hedge instruments from JP Morgan Chase Bank N.A. (“JPMC”) to mitigate the income statement risk and cash flow risk of revenue and receivables from licenses denominated in Japanese Yen. These hedge instruments are foreign exchange forward contracts that set the foreign exchange rate from Japanese Yen to U.S. Dollars for the Company’s forecasted Japanese Yen denominated revenue (“Income Statement Hedge”) and receivable (“Balance Sheet Hedge”). Based on management’s assessment, the Income Statement Hedge qualifies for hedge accounting under ASC Topic 815. On a quarterly basis, the value of the Income Statement Hedge was adjusted to reflect its current fair value, with any adjustment flowing through other comprehensive income. The fair value of this instrument was obtained by comparing the characteristics of the Income Statement Hedge with similarly traded instruments, and was therefore classified as Level 2 in the fair value hierarchy. As of March 31, 2012, the Income Statement Hedge and the Balance Sheet Hedge expired by their respective terms, and, as of December 31, 2013 the Company had no other hedge instruments other than the 2.50% Convertible Note Hedges and 1.50% Convertible Note Hedges (see Note 5).

Financial Instruments

As of December 31, 2013 and December 31, 2012, the fair values of cash, receivables and accounts payable approximated their carrying values due to the short-term nature of these instruments. The fair value of notes receivables and note payable from and to our joint venture partners approximate their carrying values, and the fair value of our cost basis investments approximate their carrying values. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on Level One and Level Three inputs including broker quotes or quoted market prices or rates for the same or similar instruments and the related carrying amounts are as follows:

	December 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(000’s omitted)
Long-term debt, including current portion	$1,427,319	$1,786,232	$911,718	$979,827

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

Non-Financial Assets and Liabilities

The Company accounts for non-recurring adjustments to the fair values of its non-financial assets and liabilities under ASC Topic 820 using a market participant approach. The Company uses a discounted cash flow model with Level 3 inputs to measure the fair value of its non-financial assets and liabilities. The Company also adopted the provisions of ASC 820 as it relates to purchase accounting for its acquisitions. The Company has goodwill, which is tested for impairment at least annually, as required by ASC Topic 350. Further, in accordance with ASC Topic 350, the Company’s indefinite-lived trademarks are tested for impairment at least annually, on an individual basis as separate single units of accounting. Similarly, consistent with ASC Topic 360 as it relates to accounting for the impairment or disposal of long-lived assets, the Company assesses whether or not there is impairment of the Company’s definite-lived trademarks. There was no impairment, and therefore no write-down, of any of the Company’s long-lived assets during FY 2013 or FY 2012.

5. Debt Arrangements

The Company’s net carrying amount of debt is comprised of the following:

	December 31,
	2013	2012
	(000’s omitted)
Senior Secured Notes	$836,888	$600,000
1.50% Convertible Notes	323,418	—
2.50% Convertible Notes	267,013	254,718
Ecko Note	—	57,000

Total	$1,427,319	$911,718

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

As of December 31, 2013, no amounts under the Variable Funding Notes have been drawn. There is a commitment fee on the unused portion of the Variable Funding Notes facility of 0.5% per annum. It is anticipated that any outstanding principal of and interest on the Variable Funding Notes will be repaid in full on or prior to January 2018. Following the anticipated repayment date, additional interest will accrue on the Variable Funding Notes equal to 5% per annum. The Variable Funding Notes and other credit instruments issued under the Variable Funding Note Purchase Agreement are secured by the collateral described below.

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

The Notes are subject to a series of covenants and restrictions customary for transactions of this type, including (i) that the Co-Issuers maintain specified reserve accounts to be used to make required payments in respect of the Notes, (ii) provisions relating to optional and mandatory prepayments, including mandatory prepayments in the event of a change of control (as defined in the supplemental indentures) and the related payment of specified amounts, including specified make-whole payments in the case of the Senior Secured Notes under certain circumstances, (iii) certain indemnification payments in the event, among other things, the transfers of the assets pledged as collateral for the Notes are in stated ways defective or ineffective and (iv) covenants relating to recordkeeping, access to information and similar matters. The Company has been compliant with all covenants under the Notes during FY 2013 and FY 2012.

The Notes are also subject to customary rapid amortization events provided for in the Indenture, including events tied to (i) the failure to maintain a stated debt service coverage ratio, which tests the amount of net cash flow generated by the assets of the Co-Issuers against the amount of debt service obligations of the Co-Issuers (including any commitment fees and letter of credit fees with respect to the Variable Funding Notes, due and payable accrued interest, and due and payable scheduled principal payments on the Senior Secured Notes), (ii) certain manager termination events, (iii) the occurrence of an event of default and (iv) the failure to repay or refinance the Notes on the anticipated repayment date. If a rapid amortization event were to occur, Icon DE Intermediate Holdings LLC and Icon Brand Holdings LLC would be restricted from declaring or paying distributions on any of its limited liability company interests.

The Company used approximately $150.4 million of the proceeds received from the issuance of the 2012 Senior Secured Notes to repay amounts outstanding under its revolving credit facility (see below) and approximately $20.9 million to pay the costs associated with the 2012 Senior Secured Notes financing transaction. In addition approximately $218.3 million of the proceeds from the 2012 Senior Secured Notes were used for the Company’s purchase of the Umbro brand. The Company used approximately $7.2 million of the proceeds received from the issuance of the 2013 Senior Secured Notes to pay the costs associated with the 2013 Senior Secured Notes securitized financing transaction.

As of December 31, 2013, the total principal balance of the Notes is $836.9 million, of which $61.3 million is included in the current portion of long-term debt on consolidated balance sheet. As of December 31, 2013 and December 31, 2012, $52.4 million and $12.5 million, respectively is included in restricted cash on the consolidated balance sheet and represents short-term restricted cash consisting of collections on behalf of the Securitized Assets, restricted to the payment of principal, interest and other fees on a quarterly basis under the Senior Secured Notes.

1.50% Convertible Notes

On March 18, 2013, the Company completed the issuance of $400.0 million principal amount of the Company’s 1.50% convertible senior subordinated notes due March 15, 2018 (“1.50% Convertible Notes”) in a private offering to certain institutional investors. The net proceeds received by the Company from the offering, excluding the net cost of hedges and sale of warrants (described below) and including transaction fees, were approximately $390.6 million.

The 1.50% Convertible Notes bear interest at an annual rate of 1.50%, payable semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2013. However, the Company recognizes an effective interest rate of 6.50% on the carrying amount of the 1.50% Convertible Notes. The effective rate is based on the rate for a similar instrument that does not have a conversion feature. The 1.50% Convertible Notes will be convertible into cash and, if applicable, shares of the Company’s common stock based on a conversion rate of 32.4052 shares of the Company’s common stock, subject to customary adjustments, per $1,000 principal amount of the 1.50% Convertible Notes (which is equal to an initial conversion price of approximately $30.86 per share) only under the following circumstances: (1) during any fiscal quarter beginning after December 15, 2017 (and only during such fiscal quarter), if the closing price of the Company’s common stock for at least 20 trading days in the 30 consecutive trading days ending on and including the last trading day of the immediately preceding fiscal quarter is more than 130% of the conversion price per share, which is $1,000 divided by the then applicable conversion rate; (2) during the five consecutive business day period immediately following any five consecutive trading day period in which the trading price per $1,000 principal amount of the 1.50% Convertible Notes for each day of that period was less than 98% of the product of (a) the closing price of the Company’s common stock for each day in that period and (b) the conversion rate per $1,000 principal amount of the 1.50% Convertible Notes; (3) if specified distributions to holders of the Company’s common stock are made, as set forth in the indenture governing the 1.50% Convertible Notes (“1.50% Indenture”); (4) if a “change of control” or other “fundamental change,” each as defined in the 1.50% Indenture, occurs;; and (5) during the 90 day period prior to maturity of the 1.50% Convertible Notes. If the holders of the 1.50% Convertible Notes exercise the conversion provisions under the circumstances set forth, the Company will need to remit the lower of the principal balance of the 1.50% Convertible Notes or their conversion value to the holders in cash. As such, the Company would be required to classify the entire amount outstanding of the 1.50% Convertible Notes as a current liability in the following quarter. The evaluation of the classification of amounts outstanding associated with the 1.50% Convertible Notes will occur every quarter.

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

Pursuant to guidance issued under ASC Topic 815, the 1.50% Convertible Notes are accounted for as convertible debt in the accompanying consolidated balance sheet and the embedded conversion option in the 1.50% Convertible Notes has not been accounted for as a separate derivative. For a discussion of the effects of the 1.50% Convertible Notes and the 1.50% Convertible Notes Hedges and Sold Warrants defined and discussed below on earnings per share, see Note 7.

As of December 31, 2013 the amount of the 1.50% Convertible Notes accounted for as a liability was approximately $323.4 million and is reflected on the consolidated balance sheet as follows:

December 31, 2013
(000’s omitted)
Equity component carrying amount	$49,931
Unamortized discount	76,582
Net debt carrying amount	$323,418

For FY 2013, the Company recorded additional non-cash interest expense of approximately $11.5 million, representing the difference between the stated interest rate on the 1.50% Convertible Notes and the rate for a similar instrument that does not have a conversion feature.

For FY 2013, cash interest expense relating to the 1.50% Convertible Notes was approximately $4.7 million.

The 1.50% Convertible Notes do not provide for any financial covenants.

On March 18, 2013, the Company used a portion of the proceeds from the 1.50% Convertible Notes to repurchase 2,964,000 shares of its common stock in a private transaction with a third party for $69.0 million. See note 6 for further information on our stock repurchase program.

In connection with the sale of the 1.50% Convertible Notes, the Company entered into hedges for the 1.50% Convertible Notes (“1.50% Convertible Note Hedges”) with respect to its common stock with one entity (the “1.50% Counterparty”). Pursuant to the agreements governing these 1.50% Convertible Note Hedges, the Company purchased call options (the “1.50% Purchased Call Options”) from the 1.50% Counterparty covering up to approximately 13.0 million shares of the Company’s common stock. These 1.50% Convertible Note Hedges are designed to offset the Company’s exposure to potential dilution upon conversion of the 1.50% Convertible Notes in the event that the market value per share of the Company’s common stock at the time of exercise is greater than the strike price of the 1.50% Purchased Call Options (which strike price corresponds to the initial conversion price of the 1.50% Convertible Notes and is simultaneously subject to certain customary adjustments). On March 13, 2013, the Company paid an aggregate amount of approximately $84.1 million of the proceeds from the sale of the 1.50% Convertible Notes for the 1.50% Purchased Call Options, of which $29.4 million was included in the balance of deferred income tax assets at March 13, 2013 and is being recognized over the term of the 1.50% Convertible Notes. As of December 31, 2013, the balance of deferred income tax assets related to this transaction was approximately $24.8 million.

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

The Company has evaluated the impact of adopting guidance issued under ASC Topic 815 regarding embedded features as it relates to the 1.50% Sold Warrants, and has determined it had no impact on the Company’s results of operations and financial position through December 31, 2013, and will have no impact on the Company’s results of operations and financial position in future fiscal periods.

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

The 2.50% Convertible Notes bear interest at an annual rate of 2.50%, payable semi-annually in arrears on June 1 and December 1 of each year, beginning December 1, 2011. However, the Company recognizes an effective interest rate of 7.25% on the carrying amount of the 2.50% Convertible Notes. The effective rate is based on the rate for a similar instrument that does not have a conversion feature. The 2.50% Convertible Notes will be convertible into cash and, if applicable, shares of the Company’s common stock based on a conversion rate of 32.5169 shares of the Company’s common stock, subject to customary adjustments, per $1,000 principal amount of the 2.50% Convertible Notes (which is equal to an initial conversion price of approximately $30.75 per share) only under the following circumstances: (1) during any fiscal quarter beginning after June 30, 2011 (and only during such fiscal quarter), if the closing price of the Company’s common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is more than 130% of the conversion price per share, which is $1,000 divided by the then applicable conversion rate; (2) during the five business day period immediately following any five consecutive trading day period in which the trading price per $1,000 principal amount of the 2.50% Convertible Notes for each day of that period was less than 98% of the product of (a) the closing price of the Company’s common stock for each day in that period and (b) the conversion rate per $1,000 principal amount of the 2.50% Convertible Notes; (3) if specified distributions to holders of the Company’s common stock are made, as set forth in the indenture governing the 2.50% Convertible Notes (“2.50% Indenture”); (4) if a “change of control” or other “fundamental change,” each as defined in the 2.50% Indenture, occurs; and (6) during the 90 day period prior to maturity of the 2.50% Convertible Notes. If the holders of the 2.50% Convertible Notes exercise the conversion provisions under the circumstances set forth, the Company will need to remit the lower of the principal balance of the 2.50% Convertible Notes or their conversion value to the holders in cash. As such, the Company would be required to classify the entire amount outstanding of the 2.50% Convertible Notes as a current liability in the following quarter. The evaluation of the classification of amounts outstanding associated with the 2.50% Convertible Notes will occur every quarter.

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

As of December 31, 2013 and December 31, 2012, the amount of the 2.50% Convertible Notes accounted for as a liability was approximately $267.0 million and $254.7 million, respectively, and is reflected on the consolidated balance sheet as follows:

	December 31,
	2013	2012
	(000’s omitted)
Equity component carrying amount	$35,996	$35,996
Unamortized discount	32,987	45,282
Net debt carrying amount	$267,013	$254,718

For FY 2013, FY 2012 and FY 2011, the Company recorded additional non-cash interest expense of approximately $11.1 million $10.3 million and $6.1 million, respectively, representing the difference between the stated interest rate on the 2.50% Convertible Notes and the rate for a similar instrument that does not have a conversion feature.

For FY 2013, FY 2012 and FY 2011, cash interest expense relating to the 2.50% Convertible Notes was approximately $7.5 million, $7.5 million and $4.5 million, respectively.

The 2.50% Convertible Notes do not provide for any financial covenants.

In connection with the sale of the 2.50% Convertible Notes, the Company entered into hedges for the 2.50% Convertible Notes (“2.50% Convertible Note Hedges”) with respect to its common stock with two entities (the “2.50% Counterparties”). Pursuant to the agreements governing these 2.50% Convertible Note Hedges, the Company purchased call options (the “2.50% Purchased Call Options”) from the 2.50% Counterparties covering up to approximately 9.8 million shares of the Company’s common stock. These 2.50% Convertible Note Hedges are designed to offset the Company’s exposure to potential dilution upon conversion of the 2.50% Convertible Notes in the event that the market value per share of the Company’s common stock at the time of exercise is greater than the strike price of the 2.50% Purchased Call Options (which strike price corresponds to the initial conversion price of the 2.50% Convertible Notes and is simultaneously subject to certain customary adjustments). On May 23, 2011, the Company paid an aggregate amount of approximately $58.7 million of the proceeds from the sale of the 2.50% Convertible Notes for the 2.50% Purchased Call Options, of which $20.6 million was included in the balance of deferred income tax assets at May 23, 2011 and is being recognized over the term of the 2.50% Convertible Notes. As of December 31, 2013, the balance of deferred income tax assets related to this transaction was approximately $10.0 million.

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

The Company has evaluated the impact of adopting guidance issued under ASC Topic 815 regarding embedded features as it relates to the 2.50% Sold Warrants, and has determined it had no impact on the Company’s results of operations and financial position through December 31, 2013, and will have no impact on the Company’s results of operations and financial position in future fiscal periods.

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

Ecko Note

In connection with the Ecko transaction in October 2009 (see Note 3), IPH Unltd issued a promissory note (“Ecko Note”) to a third party creditor (LF Centennial Limited, an affiliate of Li & Fung USA) for $90.0 million, which bore interest at 7.50% per annum. IPH Unltd’s obligations under the Ecko Note were secured by the Ecko portfolio of trademarks and related intellectual property assets and the Zoo York trademarks and related intellectual property assets owned by ZY Holdings (see Note 3).

On May 30, 2013, the Company paid $52.7 million to extinguish the Ecko Note, representing total outstanding principal and accrued interest to date, to the holders of the Ecko Note in full satisfaction of its obligations under the Ecko Note.

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

Revolving Credit Facility

On November 22, 2011, (the “Revolver Closing Date”), the Company entered into a Revolving Credit Agreement (the “Revolver”) with several banks and other financial institutions or entities from time to time parties thereto, Barclays Capital, the investment banking division of Barclays Bank PLC, Goldman Sachs Bank USA and GE Capital Markets, Inc., as the joint lead arrangers and joint bookrunners, Goldman Sachs Bank USA and GE Capital Markets, Inc., as the syndication agents, Barclays Bank PLC, as documentation agent, and Barclays Bank PLC, as the administrative agent (“Administrative Agent”). The Revolver provided to the Company a revolving line of credit in an aggregate principal amount of $150.0 million, with a $10.0 million sublimit for the issuance of letters of credit and a $10.0 million swingline facility. Pursuant to a guarantee and collateral agreement, obligations of the Company under the Revolver were guaranteed by the following subsidiaries of the Company: Mossimo, Inc., a Delaware corporation (“MI”); Mossimo Holdings LLC, a Delaware corporation (“MH”); OP Holdings LLC, a Delaware limited liability company (“OP Holdings”); OP Holdings and Management Corporation, a Delaware corporation (“OPHM”); Studio IP Holdings LLC, a Delaware limited liability company (“Studio IP Holdings”); Studio IP Holdings and Management Corporation, a Delaware corporation (“SHM”); Official-Pillowtex LLC, a Delaware limited liability company (“Official-Pillowtex”); Pillowtex Holdings and Management LLC, a Delaware limited liability company (“PHM”); IE, owner of the Company’s 80% member interest in Peanuts Holdings (see Note 3); SI (see Note 3); and Sharper Image Holdings and Management Corporation (“SIHM”) (collectively, the “Revolver Subsidiaries”). These guarantees were secured by a pledge to the Administrative Agent, on behalf of the lenders under the Revolver, of 100% of the capital stock owned by the Company in each of OPHM, SHM, PHM, IE, and SIHM; 80% of the capital stock of Peanuts Holdings (which is owned by the Company through IE); and certain trademarks and other intellectual properties related to the following brands: Ocean Pacific/OP, Danskin, Rocawear, Mossimo, Cannon, Royal Velvet, Fieldcrest, Charisma, Starter, Waverly and Sharper Image.

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

Debt Maturities

As of December 31, 2013, the Company’s debt maturities on a calendar year basis are as follows:

	Total	2014	2015	2016	2017	2018	Thereafter
	(000’s omitted)
Senior Secured Notes	$836,888	$61,250	$61,250	$61,250	$61,250	$61,250	$530,638
1.50% Convertible Notes(1)	323,418	—	—	—	—	323,418	—
2.50% Convertible Notes(2)	267,013	—	—	267,013	—	—	—

Total	$1,427,319	$61,250	$61,250	$328,263	$61,250	$384,668	$530,638

(1)	Reflects the net debt carrying amount of the 1.50% Convertible Notes in the consolidated balance sheet as of December 31, 2013, in accordance with accounting for convertible notes. The principal amount owed to the holders of the 1.50% Convertible Notes is $400.0 million.

(2)	Reflects the net debt carrying amount of the 2.50% Convertible Notes in the consolidated balance sheet as of December 31, 2013, in accordance with accounting for convertible notes. The principal amount owed to the holders of the 2.50% Convertible Notes is $300.0 million.

6. Stockholders’ Equity

Stock Repurchase Program

In October 2011, the Company’s Board of Directors authorized a program to repurchase up to $200 million of the Company’s common stock over a period of approximately three years (the “2011 Program”). In February 2013 , the Company’s Board of Directors authorized another program to repurchase up to $300 million of the Company’s common stock over a three year period (the “February 2013 Program”). This program was in addition to the 2011 Program, which was fully expended as of February 27, 2013. In July 2013, the Company’s Board of Directors authorized a program to repurchase up to $300 million of the Company’s common stock over a period of approximately three years (“July 2013 Program” and together with the 2011 Program and the February 2013 Program, the “Repurchase Programs”) . The July 2013 Program was in addition to the February 2013 Program, which was fully expended on August 15, 2013. Subsequent to FY 2013, in February 2014, the Company’s Board of Directors authorized another program to repurchase up to $500 million of the Company’s common stock over a three year period (the “February 2014 Program”). The February 2014 Program was in addition to the July 2013 Program.

The following table illustrates the activity under the Repurchase Programs, in the aggregate, for FY 2013, FY 2012 and FY 2011:

	# of shares repurchased as part of stock repurchase programs	cost of shares repurchased (in 000’s)
FY 2013	15,812,566	$436,419
FY 2012	7,185,257	125,341
FY 2011	1,150,000	19,138

total, FY 2011 through FY 2013	24,147,823	$580,898

As of December 31, 2013, $219.1 million remained available for repurchase under the July 2013 Program.

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

Shares Reserved for Issuance

At December 31, 2013, 2,584,184 common shares were reserved for issuance under the Amended and Restated 2009 Plan. At December 31, 2013 there were no common shares available for issuance under any previous Company plan.

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

There was no compensation expense related to stock option grants or warrant grants during FY 2013 or FY 2012. Compensation expense related to stock option grants or warrant grants during FY 2011 was approximately $0.3 million.

Summaries of the Company’s stock options, warrants (other than warrants issued related to our 1.50% Convertible Notes and 2.50% Convertible Notes) and performance related options activity, and related information for FY 2013, FY 2012 and FY 2011 are as follows:

	Options	Weighted Average Exercise Price
Outstanding at January 1, 2011	2,592,535	$4.61
Granted	30,000	20.44
Canceled	—	—
Exercised	(911,527)	3.61
Expired/Forfeited	—	—

Outstanding at December 31, 2011	1,711,008	$5.42
Granted	—	—
Canceled	—	—
Exercised	(266,858)	2.84
Expired/Forfeited	—	—

Outstanding at December 31, 2012	1,444,150	$5.90
Granted	—	—
Canceled	—	—
Exercised	(131,073)	2.70
Expired/Forfeited	—	—

Outstanding at December 31, 2013	1,313,077	$6.22

Exercisable at December 31, 2013	1,313,077	$6.22

The weighted average contractual term (in years) of options outstanding and exercisable as of December 31, 2013, 2012 and 2011 were 1.41, 2.56, and 3.09 respectively.

The total fair value of options vested during FY 2011 was $0.3 million. No options vested during FY 2013 and FY 2012. The weighted average grant date fair value per share of options granted during FY 2011 was $8.85. There were no options granted during FY 2013 and FY 2012.

Cash received from option exercise under all share-based payment arrangements for FY 2013, FY 2012 and FY 2011 was $0.4 million, $0.8 million and $3.3 million respectively. A tax benefit of approximately $1.2 million, $1.5 million and $4.9 million for FY 2013, FY 2012 and FY 2011, respectively, was for share-based payment arrangements.

The aggregate intrinsic value is calculated as the difference between the market price of the Company’s common stock as of December 31, 2013 and the exercise price of the underlying options. At December 31, 2013,

2012 and 2011, the aggregate intrinsic value of options exercised was $4.8 million, $5.2 million and $11.6 million, respectively. At December 31, 2013, 2012 and 2011 the aggregate intrinsic value of options outstanding and exercisable was $44.0 million, $23.7 million and $18.6 million, respectively. There were no unamortized options as of December 31, 2013.

Warrants

	Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2011	253,900	$17.01
Granted	0	0
Canceled	0	0
Exercised	(56,650)	8.72
Expired/Forfeited	0	0

Outstanding at December 31, 2011	197,250	$19.39
Granted	0	0
Canceled	0	0
Exercised	0	0
Expired/Forfeited	(7,250)	8.72

Outstanding at December 31, 2012	190,000	$19.80
Granted	—	—
Canceled	—	—
Exercised	—	—
Expired/Forfeited	—	—

Outstanding at December 31, 2013	190,000	$19.80

Exercisable at December 31, 2013	190,000	$19.80

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

The weighted average contractual term (in years) of warrants outstanding and exercisable as of December 31, 2013, 2012 and 2011 were 3.66, 4.66 and 5.48, respectively.

Warrants exercised during FY 2011 were exercised in cashless transactions. No warrants were exercised during FY 2013 and FY 2012.

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

The following tables summarize information about unvested restricted stock transactions:

	FY 2013		FY 2012		FY 2011
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested, January 1	2,612,000	$18.56	2,937,255	$18.61	1,442,610	$15.34
Granted	1,247,879	25.29	232,203	17.82	1,845,403	21.04
Vested	(892,591)	21.61	(546,947)	18.49	(350,758)	17.91
Forfeited/Canceled	(197,141)	19.60	(10,511)	19.62	—	—

Non-vested, December 31	2,770,147	$20.53	2,612,000	$18.56	2,937,255	$18.61

The Company has awarded time-based restricted shares of common stock to certain employees. The awards have restriction periods tied to employment and vest over a maximum period of 5 years. The cost of the time-based restricted stock awards, which is the fair market value on the date of grant net of estimated forfeitures, is expensed ratably over the vesting period. During FY 2013, FY 2012 and FY 2011, the Company awarded approximately 1.2 million, 0.2 million and 1.8 million restricted shares, respectively, with a fair market value of approximately $31.6 million, $4.1 million and $38.8 million, respectively.

The Company has awarded performance-based restricted shares of common stock to certain employees. The awards have restriction periods tied to certain performance measures. The cost of the performance-based restricted stock awards, which is the fair market value on the date of grant net of estimated forfeitures, is expensed when the likelihood of those shares being earned is deemed probable.

Compensation expense related to restricted stock grants for FY 2013, FY 2012 and FY 2011 was approximately $20.0 million, $11.5 million and $11.4 million, respectively. An additional amount of $9.1 million is expected to be expensed evenly over a period of approximately three years. During FY 2013, FY 2012 and FY 2011, the Company withheld shares valued at $3.7 million, $1.2 million, and $3.2 million, respectively, of its restricted common stock in connection with net share settlement of restricted stock grants and option exercises.

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

As of December 31, 2013, of the total potentially dilutive shares related to restricted stock-based awards, stock options and warrants, less than 0.1 million were anti-dilutive, compared to 1.7 million as of December 31, 2012.

As of December 31, 2013 and 2012, none of the performance related restricted stock-based awards issued in connection with the Company’s named executive officers were anti-dilutive.

As of December 31, 2013, certain performance related restricted stock-based awards were deemed to have met their respective performance targets. As such these performance related restricted stock-based awards are considered earned but not issued, and therefore have been included in this calculation.

Warrants issued in connection with the Company’s 1.50% Convertible Notes financing and 2.50% Convertible Notes financing were anti-dilutive and therefore not included in this calculation. The 1.50% Convertible Notes and the 2.50% Convertible Notes that would be subject to conversion to common stock were dilutive as of December 31, 2013 and therefore have been included in this calculation.

A reconciliation of weighted average shares used in calculating basic and diluted earnings per share follows:

	FY 2013	FY 2012	FY 2011
	(000’s omitted)
Basic	56,281	69,689	73,111
Effect of exercise of stock options	1,137	987	1,148
Effect of contingent common stock issuance	—	36	36
Effect of assumed vesting of performance related restricted stock-based awards	199	—	—
Effect of assumed vesting of restricted stock	1,432	1,245	1,200
Effect of convertible notes subject to conversion	1,685	—	—

Diluted	60,734	71,957	75,495

8. Commitments and Contingencies

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

9. Related Party Transactions

The Candie’s Foundation

The Candie’s Foundation, a charitable foundation founded by Neil Cole for the purpose of raising national awareness about the consequences of teenage pregnancy, owed the Company less than $0.1 million and $0.6 million at December 31, 2013 and December 31, 2012, respectively. The Candie’s Foundation intends to pay-off the entire borrowing from the Company during 2014, although additional advances will be made as and when necessary.

Travel

The Company recorded expenses of approximately $90, $155, and $114 for FY 2013, FY 2012 and FY 2011, respectively, for the hire and use of aircraft solely for business purposes owned by a company in which the Company’s chairman, chief executive officer and president is the sole owner. Management believes that all transactions were made on terms and conditions no less favorable than those available in the marketplace from unrelated parties.

10. Operating Leases

Future net minimum lease payments under non-cancelable operating lease agreements as of December 31, 2013 are approximately as follows:

(000’s omitted)
Year ending December 31, 2014	$3,302
Year ending December 31, 2015	3,008
Year ending December 31, 2016	2,751
Year ending December 31, 2017	2,806
Year ending December 31, 2018	2,628
Thereafter	13,896

Totals	$28,391

The leases require the Company to pay additional taxes on the properties, certain operating costs and contingent rents based on sales in excess of stated amounts.

Rent expense was approximately $3.8 million, $2.6 million, and $4.6 million for FY 2013, FY 2012 and FY 2011, respectively. Contingent rent amounts have been immaterial for all periods.

11. Benefit and Incentive Compensation Plans and Other

The Company sponsors a 401(k) Savings Plan (the “Savings Plan”) which covers all eligible full-time employees. Participants may elect to make pretax contributions subject to applicable limits. At its discretion, the Company may contribute additional amounts to the Savings Plan. During FY 2013, FY 2012 and FY 2011, the Company made contributions to the Savings Plan of $156, $108 and $93. Stock-based awards are provided to certain employees under the terms of the Company’s Amended and Restated 2009 Plan. These plans are administered by the Compensation Committee of the Board of Directors.

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

12. Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740. Under ASC Topic 740, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, management reviews both positive and negative evidence pursuant to the requirements of ASC Topic 740, including current and historical results of operations, future income projections and the overall prospects of the Company’s business. Based upon management’s assessment of all available evidence, including the Company’s completed transition into a licensing business, estimates of future profitability based on projected royalty revenues from its licensees, and the overall prospects of the Company’s business, management is of the opinion that the Company will be able to utilize the deferred tax assets in the foreseeable future, and as such do not anticipate requiring a further valuation allowance. At December 31, 2013, the Company has a valuation allowance of approximately $11.2 million to offset state and local tax net operating loss carryforwards (“NOL”) which the Company believes are unlikely to be utilized in the foreseeable future. The valuation allowance increased by approximately $0.4 million during FY 2013 and decreased $1.6 million during FY 2012 for the State NOLs.

At December 31, 2013 the Company had utilized all available federal NOL’s. As of December 31, 2013, the Company has approximately $5.8 million in state NOL’s and approximately $5.4 million in local NOL’s.

Pre-tax book income for FY 2013, FY 2012 and FY 2011 were as follows:

	FY 2013	FY 2012	FY 2011
Domestic	$149,988	$178,451	$212,527
Foreign	50,674	4,021	—

Total pre-tax income	$200,662	$182,472	$212,527

The income tax provision (benefit) for federal, and state and local income taxes in the consolidated income statements consists of the following:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
	(000’s omitted)
Current:
Federal	$8,817	$31,109	$40,315
State and local	1,524	575	512
Foreign	16,318	2,894	2,722

Total current	26,659	34,578	43,549

Deferred:
Federal	30,350	25,040	28,066
State and local	630	(655)	(329)
Foreign	436	—	—

Total deferred	31,416	24,385	27,737

Total provision	$58,075	$58,963	$71,286

The Company has not provided U.S. taxes on the undistributed earnings from its foreign subsidiaries as these earnings are considered indefinitely reinvested. As of December 31, 2013, the amount of indefinitely reinvested foreign earnings was $46.2 million. If these earnings were repatriated to the U.S. in the future, an additional tax provision would be required. Due to complexities in the US law and certain assumptions that would be required, determination of the U.S. tax liability on the undistributed earnings is not practicable.

The significant components of net deferred tax assets of the Company consist of the following:

	December 31,
	2013	2012
	(000’s omitted)
State net operating loss carryforwards	$11,205	$10,756
Receivable reserves	4,282	3,540
Hedging transaction	34,957	14,047
Intangibles	3,350	2,216
Capital loss	—	817
Equity compensation	14,757	14,983
Accrued compensation and other	—	129

Total deferred tax assets	68,551	46,488
Valuation allowance	(11,205)	(10,756)

Net deferred tax assets	57,346	35,732

Trademarks, goodwill and other intangibles	(213,720)	(163,252)
Depreciation	(1,404)	(1,828)
Difference in cost basis of acquired intangibles	(49,000)	(49,000)
Convertible notes	(37,251)	(16,195)
Investment in joint ventures	(10,740)	(7,176)
Other accruals	(1,676)	(1,696)

Total deferred tax liabilities	(313,791)	(239,147)

Total net deferred tax liabilities	$(256,445)	$(203,415)

Balance Sheet detail on total net deferred tax assets (liabilities):
Current portion of net deferred tax assets	$4,160	$3,497
Non-current portion of net deferred tax liabilities	$(260,605)	$(206,912)

The following is a rate reconciliation between the amount of income tax provision at the Federal rate of 35% and provision for (benefit from) taxes on operating profit (loss):

	Year ended December, 31
	2013	2012	2011
	(000’s omitted)
Income tax provision computed at the federal rate of 35%	$70,232	$63,865	$74,384
Increase (reduction) in income taxes resulting from:
State and local income taxes (benefit), net of federal income tax	991	(53)	113
Increase in valuation allowance	—	—	—
Non-controlling interest	(5,940)	(4,535)	(5,048)
Non-deductible executive compensation	727	266	1,855
Foreign Earnings (rate differential)	(8,209)	(1,013)	—
Other, net	274	433	(18)

Total	$58,075	$58,963	$71,286

With the exception of our Buffalo brand joint venture, the Company is not responsible for the income taxes related to the non-controlling interest’s share of the joint venture’s earnings. Therefore, the tax liability associated with the non-controlling interest share of the joint venture’s earnings is not reported in our income tax expense, even though the joint venture’s entire income is consolidated in our reported income before income tax expense. As such, the joint venture earnings have the effect of lowering our effective tax rate. This effect is more pronounced in periods in which joint venture earnings are higher relative to our other earnings. Since the Buffalo brand joint venture is a taxable entity in Canada, the Company is required to report its tax liability, including taxes attributable to the non-controlling interest, in its income statement.

Effective January 1, 2007, the Company adopted guidance under ASC Topic 740-10 which clarifies the accounting and disclosure for uncertainty in income taxes. The adoption of this interpretation did not have a material impact on our financial statements. The Company files income tax returns in the U.S. federal and various state and local jurisdictions. For federal income tax purposes, the 2011 through 2013 tax years remain open for examination by the tax authorities under the normal three year statute of limitations. For state tax purposes, our 2010 through 2013 tax years remain open for examination by the tax authorities under a four year statute of limitations.

At December 31, 2013, the total unrecognized tax benefit was approximately $1.1 million. However, the liability is not recognized for accounting purposes because the related deferred tax asset has been fully reserved in prior years. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	FY 2013	FY 2012	FY 2011
	(000’s omitted)
Uncertain tax positions at January 1	$1,180	$1,180	$1,180
Increases during the year	—	—	—
Decreases during the year	—	—	—

Uncertain tax positions at December 31	$1,180	$1,180	$1,180

The Company is continuing its practice of recognizing interest and penalties to income tax matters in income tax expense. There was no accrual for interest and penalties related to uncertain tax positions for FY 2013, FY 2012 and FY 2011. The Company does not believe there will be a material change in its unrecognized tax positions over the next twelve months. All of the unrecognized tax benefits, if recognized, would be offset by the valuation allowance.

13. Segment and Geographic Data

The Company has one reportable segment, licensing and commission revenue generated from its brands. The geographic regions consist of the United States, Japan and Other (which principally represents Canada and Europe). Revenues attributed to each region are based on the location in which licensees are located.

The net revenues by type of license and information by geographic region are as follows:

	FY 2013	FY 2012	FY 2011
	(000’s omitted)
Licensing and other revenue by category:
Direct-to-retail license	$147,846	$150,245	$139,681
Wholesale license	225,186	165,083	203,519
Entertainment and other	59,594	38,490	26,645

	$432,626	$353,818	$369,845

Licensing and other revenue by geographic region:
United States	$292,619	$273,903	$302,629
Japan	29,734	36,432	31,461
Other(1)	110,273	43,483	35,756

	$432,626	$353,818	$369,845

(1)	No single country represented 10% of the Company’s revenues in the periods presented within “Other” on this table.

14. Unaudited Consolidated Interim Financial Information

Unaudited interim consolidated financial information FY 2013 and FY 2012 is summarized as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in 000’s except per share data)
FY 2013(1)
Licensing and other revenue	$105,062	$115,125	$107,175	$105,264
Operating income	66,236	71,514	61,470	58,191
Net income attributable to Iconix Brand Group, Inc.	34,189	38,716	28,997	26,146

Basic earnings per share	$0.53	$0.69	$0.54	$0.51
Diluted earnings per share	0.51	0.66	0.50	0.44

FY 2012(2)
Licensing and other revenue	$88,451	$93,646	$86,590	$85,131
Operating income	57,552	59,005	53,564	45,329
Net income attributable to Iconix Brand Group, Inc.	27,599	28,585	27,131	26,093

Basic earnings per share	$0.38	$0.41	$0.40	$0.38
Diluted earnings per share	0.37	0.40	0.38	0.37

(1)	FY 2013: licensing and other revenue includes a net gain of approximately $9.8 million related to the Iconix Canada transaction in the second quarter, a net gain of approximately $5.1 million related to the Iconix Australia transaction in the third quarter, and net gains of $4.7 million, $2.3 million, and $10.0 million related to the Iconix SE Asia, Iconix Israel and Umbro Korea transactions, respectively, in the fourth quarter. See Note 3 for a description of these transactions.

(2)	FY 2012: licensing and other revenue includes a net gain of approximately $5.6 million related to the Iconix India transaction in the second quarter, and a net gain of approximately $6.5 million related to the OP Japan transaction in the fourth quarter. Net income attributable to Iconix Brand Group, Inc. includes a net gain of $3.7 million in the fourth quarter, representing our 50% interest in a $7.4 million net gain related to an investment through the Iconix China joint venture. See Note 3 for a description of these transactions.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Iconix Brand Group, Inc.

New York, New York

The audits referred to in our report dated February 27, 2014, relating to the consolidated financial statements of Iconix Brand Group, Inc. and Subsidiaries, which is contained in Item 8 of this Form 10-K also included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based upon our audits.

In our opinion the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO USA LLP

February 27, 2014
New York, New York

Schedule II - Valuation and Qualifying Accounts

Iconix Brand Group, Inc. and Subsidiaries

(In thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period

Reserves and allowances deducted from asset accounts:

Accounts Receivables (a):

Year ended December 31, 2013	$11,994	$9,718	$(9,572)	$12,140
Year ended December 31, 2012	$6,632	$5,362	$—	$11,994
Year ended December 31, 2011	$6,165	$467	$—	$6,632

(a)	These amounts include reserves for bad debts.