Form 10-K/A
period 2013-12-31
ICONIX BRAND GROUP, INC.
filed 2014-04-30
CIK 857737

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of the close of business on June 30, 2013 was approximately $1,612.4 million. As of April 21, 2014, 48,690,460 shares of the registrant’s Common Stock, par value $.001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Iconix Brand Group, Inc. for the fiscal year ended December 31, 2013, originally filed with the Securities and Exchange Commission (“SEC”) on February 27, 2014 (the “Original Filing”). We are filing this Amendment to amend Part III of the Original Filing to include the information required by and not included in Part III of the Original Filing because we no longer intend to file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2013 and the cover page of the Amendment reflects this fact. In connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment certain new certifications by our principal executive officer and principal financial officer. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications.

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

Our executive officers and directors and their respective ages and positions are as follows:

Name	Age	Position(s)
Neil Cole	57	Chairman of the Board, President and Chief Executive Officer
Jeff Lupinacci	44	Executive Vice President and Chief Financial Officer
Seth Horowitz	37	Chief Operating Officer
David Blumberg	55	Executive Vice President—Head of Strategic Development
Jason Schaefer	39	Executive Vice President and General Counsel
Barry Emanuel[1,3]	72	Director
Drew Cohen[1,2]	45	Director
F. Peter Cuneo[2,3]	70	Director
Mark Friedman[1,3]	50	Director
James A. Marcum[1,2]	54	Director

(1)	Member of governance/nominating committee.
(2)	Member of audit committee.
(3)	Member of compensation committee.

Neil Cole has served as Chairman of our Board and as our Chief Executive Officer and President since February 1993. Prior to this, Mr. Cole served as Chairman of the Board, President and Treasurer of New Retail Concepts, Inc., a company he founded in 1986 and from which we acquired the Candies trademark in 1993. For over 30 years Mr. Cole has acquired, developed, promoted and managed a substantial portfolio of brands. As Chairman, Chief Executive Officer and President, Mr. Cole marshaled our transition from a traditional apparel and footwear operating entity to a brand management company. Since the completion of the transition in 2005 and as a result of Mr. Cole’s leadership, our portfolio of brands has grown from two brands to over 30 brands with tremendous diversification in apparel, footwear, sportswear, fashion accessories, beauty and fragrance, home products, consumer electronics and character licensing. In 2001, Mr. Cole founded The Candie’s Foundation, a non-profit organization that works to educate America’s youth about the devastating consequences of teenage pregnancy and creates a national dialogue on the issue. Mr. Cole was a member of Governor Cuomo’s SAGE Commission from April 2011 to February 2013, and currently serves as a director on the Board of Directors for The Candie’s Foundation, The Mount Sinai Children’s Center Foundation and Crutches 4 Kids. Mr. Cole received a Bachelor of Science degree in political science from the University of Florida in 1978 and his Juris Doctor from Hofstra law school in 1982. The Board believes that Mr. Cole’s global executive leadership skills, his significant experience as an executive in our industry, including as our Chief Executive Officer since inception, and his role in transforming our company from a manufacturing company to a leading brand management company make him uniquely qualified to sit on our Board and serve as its chairman.

Jeff Lupinacci has served as our Executive Vice President and Chief Financial Officer since April 7, 2014. Prior to that, Mr. Lupinacci was employed by the Interpublic Group of Companies since 2006, most recently serving as Global Chief Financial Officer of its IPG Mediabrands subsidiary. From 1999 until 2006, Mr. Lupinacci was employed in various senior positions at Publicis Groupe, ultimately serving as Chief Financial Officer of its Arc North America division. Mr. Lupinacci received a Bachelor of Arts degree from Providence College in 1991.

Seth Horowitz has served as our Chief Operating Officer since March 18, 2014. Prior to assuming this position, Mr. Horowitz served as President of the Company’s Men’s Division since April 2012. Prior to joining the Company, Mr. Horowitz served as President of Modell’s Sporting Goods since 2007, and as Chairman, Chief Executive Officer and President of Everlast Worldwide, Inc. from 2005 until 2007 and in other executive positions with Everlast from 2001 until 2005. Mr. Horowitz received a Bachelor of Arts Degree in marketing, with a minor in communications, from George Washington University in 1998.

David Blumberg has served as our Head of Strategic Development since February 2009 and has served as our Executive Vice President—Head of Strategic Development since August 2009. From November 2006 through January 2009, Mr. Blumberg served our company as a full-time consultant, overseeing our merger and acquisition activities. Prior to joining our company as a consultant, from 2005 through October 2006, Mr. Blumberg worked as a consultant to LF Management Ltd., an affiliate of Li & Fung Limited/ LF USA. Prior to joining Li & Fung, from January 1997 to November 1999, Mr. Blumberg was president and managing director—investment banking of Wit Capital, Inc., an online investment bank. From 1981 to 1993, Mr. Blumberg was a managing director and senior vice president of Merrill Lynch Interfunding Inc. and Merrill Lynch Capital Markets—Investment Bank, respectively. Mr. Blumberg received a Bachelor of Science, cum laude in economics from Colgate University in 1981 and a Masters degree in business administration in corporate finance from New York University in 1987.

Jason Schaefer has served as our Executive Vice President and General Counsel since joining our company on September 9, 2013. From May 2008 until September 2013, Mr. Schaefer served as General Counsel of Pegasus Capital Advisors, L.P., a private equity fund. From March 2006 to May 2008, he advised on merger and acquisition transactions in both the private and public space at Akin Gump Strauss Hauer and Feld LLP. Prior to that time, Mr. Schaefer was an associate in the corporate group of Paul Weiss Rifkind Wharton and Garrison LLP, an international law firm. Mr. Schaefer received his Juris Doctor, cum laude, from Brooklyn Law School in 2001 and a Bachelor of Arts degree in political science from the University at Buffalo in 1996.

Barry Emanuel has served on our Board since May 1993. For more than the past five years, Mr. Emanuel has served as president of Copen United LLC, a textile manufacturer located in New York, New York. He received his Bachelor of Science degree from the University of Rhode Island in 1962. The Board believes that Mr. Emanuel’s more than 30 years of experience in the apparel industry, including his service as our director for over 20 years, contributes valuable insight to our Board.

Drew Cohen has served on our Board since April 2004. Since 2007 he has been the President of Music Theatre International, which represents the dramatic performing rights of classic properties, such as “West Side Story” and “Fiddler on the Roof,” and licenses over 50,000 performances a year around the world. Before joining Music Theatre International in September 2002, Mr. Cohen was, from July 2001, the Director of Investments for Big Wave NV, an investment management company, and, prior to that, General Manager for GlassNote Records, an independent record company. Mr. Cohen received a Bachelor of Science degree from Tufts University in 1990, his Juris Doctor degree from Fordham Law School in 1993, and a Masters degree in business administration from Harvard Business School in 2001. The Board believes that Mr. Cohen’s legal and business background, and experience as an executive in an industry heavily involved in the licensing business, make him well suited to serve on our Board.

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

Mark Friedman has served on our Board since October 2006. Mr. Friedman has been a Managing Director at The Retail Tracker, an investment advisory and consulting firm since May 2006. From 1996 to 2006 Mr. Friedman was with Merrill Lynch, serving in various capacities including group head of its U.S. equity research retail team where he specialized in analyzing and evaluating specialty retailers in the apparel, accessory and home goods segments. Prior to joining Merrill Lynch, he specialized in similar areas for Lehman Brothers Inc. and Goldman, Sachs & Co. Mr. Friedman has been ranked on the Institutional Investor All-American Research Team as one of the top-rated sector analysts. He received a Bachelor of Business Administration degree from the University of Michigan in 1986 and a Masters degree in business administration from The Wharton School, University of Pennsylvania in 1990. The Board believes that Mr. Friedman’s extensive business background and investment banking experience adds key experience and viewpoints to our Board.

James A. Marcum has served on our Board since October 2007. Since August 2012, Mr. Marcum has served as Chief Executive Officer, President and a member of the Board of Directors of Heartland Automotive Services, Inc., the nation’s largest franchisee of Jiffy Lube’s. From February 2010 through December 31, 2012, Mr. Marcum served as the Chief Executive Officer, President and a member of the board of Central Parking Corporation, a nationwide provider of professional parking management. From September 2008 to January 2010, Mr. Marcum served as Vice Chairman, Acting President and Chief Executive Officer of Circuit City

Stores, Inc., a specialty retailer of consumer electronics, home office products and entertainment software. Mr. Marcum has served as a member of the board of directors of Circuit City Stores, Inc. since June 2008. Circuit City Stores, Inc. filed for bankruptcy in November 2008. He is a limited partner of Tri-Artisan Capital Partners, LLC, a merchant banking firm, and served as an operating partner and operating executive of Tri-Artisan Capital Partners from 2004 until March 2008. From January 2005 to January 2006, he served in various capacities, including chief executive officer and director, of Ultimate Electronics, Inc., a consumer electronics retailer. Prior thereto, Mr. Marcum has served in various senior executive capacities for a variety of nationwide specialty retailers. He received a Bachelor of Science degree from Southern Connecticut State University in accounting and economics in 1980. The Board believes that Mr. Marcum’s contributions to the Board are well served by his extensive business background and his experience as a corporate executive of national retail establishments.

Appointment of officers

Our Board of Directors appoints the officers of the Company on an annual basis and its officers serve until their successors are duly elected and qualified, unless earlier removed by the Board of Directors. No family relationships exist among any of our officers or directors.

Election of directors

Our Board of Directors is currently comprised of six directors. At each annual meeting of stockholders, the successors to the directors then serving are elected to serve from the time of their election and qualification until the next annual meeting following their election or until their successors have been duly elected and qualified, or until their earlier death, resignation or removal. All of our current directors have been elected to serve until the annual meeting of stockholders to be held in 2014.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% owners are required by certain SEC regulations to furnish us with copies of all Section 16(a) forms filed by them. Based solely on our review of the copies of such forms received by us, we believe that during 2013, there was compliance with the filing requirements applicable to our officers, directors and greater than 10% common stockholders.

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

Item 11. Executive Compensation

In 2013 and 2014, the Company continued its ongoing review of certain key governance, compensation and disclosure issues that were raised by the stockholder votes in previous years, and has continued to make certain changes to its compensations practices, policies and disclosures. At our 2013 annual meeting, our stockholders voted in favor of the Company’s executive compensation program.

Compensation Discussion and Analysis

The purpose of this Compensation Discussion and Analysis is to provide the information necessary for understanding the compensation philosophy, policies and decisions which are material to the compensation of our principal executive officer, our principal financial officer and our three other most highly compensated executive officers (we refer to these officers as our “named executive officers”) during 2013. This Compensation Discussion and Analysis will place in context the information contained in the tables and accompanying narratives that follow this discussion.

Executive Summary

Exemplary Performance in 2013

•	Stock Price increase of 78% year over year

•	Record breaking revenue, EBITDA and diluted earnings per share

•	Two acquisitions of international brands and creation of four international joint ventures; increasing global footprint

Results of Stockholder Outreach and Changes to Disclosure

•	Disclosure of the Company’s response to the advisory vote by stockholders in 2013 regarding executive compensation

•	Disclosure of the Company’s relative performance peer group

•	Disclosure of our performance goals and the difficulty of achieving such goals

Changes in Management and its Compensation Practices

•	The Company has a new Chief Financial Officer, Mr. Jeff Lupinacci, and a new Chief Operating Officer, Mr. Seth Horowitz, each of whom started in his current position in the first quarter of 2014 (prior to assuming his current position, Mr. Horowitz was our Men’s Division President) and a new General Counsel, Mr. Jason Schaefer, who joined us in September 2013.

•	Significant percentage of compensation at risk commencing in 2013.

•	Introduced PSU plan for broad range of senior executives who are not named executive officers.

Stockholder Vote & Outreach

At our 2013 Annual Meeting, stockholders voted in favor of our advisory vote on executive compensation (also commonly referred to as “Say on Pay”). We have continued to conduct the stockholder outreach efforts we began in 2012 to address issues that may be of continued concern to stockholders. Through our investor relations team, we regularly touch base with stockholders on a range of issues, including compensation. We continue to use this feedback to inform and frame our policies, and to ensure that our compensation philosophy is aligned with the interests of our stockholders. We believe that our stockholder outreach process has had an impact on our compensation program, as well as our understanding of our stockholders’ perspectives.

In the past two years, as a result of our stockholder outreach, we have specifically addressed the following:

•	Disclosure of Peer Groups

•	Enhanced disclosure related to performance metrics

•	Discussion of difficulty of achievement of performance metrics

We believe that addressing these issues directly with stockholders, coupled with our strong business performance and demonstrated, long-term financial success, allowed us to achieve the successful Say on Pay result in 2013. Our successful stock price performance from 2005 to 2013 reflects the Company’s solid growth and positioning for future success. Our stock performance, when considered against our executive compensation, illustrates how we pay for performance. We believe that our compensation practices and policies for 2013 continued to be consistent with our overall compensation philosophy and a reflection of these strong financial results.

Stockholder/Governance Friendly Aspects of the Current Program

What we do	What we don’t do

Pay for Performance. Pursuant to Mr. Cole’s current employment agreement, for 2013, approximately 79% of his compensation was “at risk” (over the term) based on performance metrics.	No gross-ups. We do not have any provisions requiring the Company to gross-up compensation to cover taxes owed by our executives.

Clawback Policy. We have adopted a clawback policy that applies if there is a restatement of our financial statements that is required, within the previous three years, to correct accounting errors due to material non-compliance with any financial reporting requirements under the federal securities laws.	No Excess Perquisites and Limited Retirement and Health Benefits. We have a 401k program and have never had a defined benefit plan. No supplemental executive retirement plans or other pension benefits.

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

Our Performance

During 2013, we continued to execute on our key strategic initiatives and record strong performance. The chart below illustrates the Company’s compounded total shareholder return (“TSR”) for the past one, three and five years at December 31, 2013:

	TOTAL SHAREHOLDER RETURNS
	1 year	3 year	5 year
At December 31, 2013	78%	27%	32%

The chart below compares the Company’s TSR for the past one, three and five years also as of December 31, 2013 to the relative performance peer group used in determining the performance stock units, or PSUs, as described below. The Company’s TSR, when compared to the peer group below, puts the Company’s TSR in the 77th percentile, 73rd percentile and 50th percentile for the one-, three- and five-year TSRs of the peer group:

	TSR as of 12/31/2013
Company Name	1-Year	3-Year	5-Year
American Apparel, Inc.	22%	(10%)	(9%)
Carter’s, Inc.	30%	35%	30%
Cherokee Inc.	4%	(6%)	2%
Columbia Sportswear Company	50%	11%	20%
Crocs, Inc.	11%	(2%)	67%
Deckers Outdoor Corporation	110%	2%	26%
Delta Apparel, Inc.	21%	8%	36%
Exceed Company	24%	(42%)	(26%)
Fossil, Inc.	29%	19%	48%
G-III Apparel Group Ltd.	116%	28%	63%
Gildan Activewear Inc.	47%	25%	36%
Hanesbrands Inc.	98%	41%	41%
The Jones Group, Inc.	37%	0%	23%
lululemon athletica inc.	(23%)	20%	72%
Oxford Industries, Inc.	76%	48%	59%
Perry Ellis International, Inc.	(21%)	(15%)	21%
PVH Corp.	23%	29%	47%
Ralph Lauren Corporation	19%	18%	32%
Quiksilver, Inc.	106%	20%	37%
Rocky Brands, Inc.	14%	14%	30%
Skechers U.S.A., Inc.	79%	18%	21%
Under Armour, Inc.	80%	47%	49%
Vera Bradley, Inc.	(4%)	(10%)	N/A
Wolverine World Wide, Inc.	67%	30%	28%

25th %ile	18%	0%	22%
Median	29%	18%	32%
75th %ile	77%	28%	48%

Iconix Brand Group, Inc.	78%	27%	32%

Iconix’s Percentile Rank	77%	73%	50%

How Pay Aligns with Performance

The following graphs display our performance from 2005 through 2013 for the performance metrics utilized by the Company in determining the vesting of our performance stock units, or PSUs, and one component of our chief executive officer’s cash bonuses.

(1)	EBITDA, a non-GAAP financial measure, represents net income before income taxes, interest, other non-operating gains and losses, depreciation and amortization expenses. We believe EBITDA provides additional information for determining our ability to meet future debt service requirements, investing and capital expenditures. See Exhibit 10.56 for a reconciliation of EBITDA to GAAP net income.
(2)	Free Cash Flow, a non-GAAP financial measure, represents net income before depreciation, amortization, non-cash compensation expense, bad debt expense, net equity earnings from certain joint ventures, non-cash income taxes, non-cash interest related to convertible debt, non-cash gains/losses from sale of trademarks, non-cash loss on marketable securities and re-measurement of investments, less capital expenditures. Free Cash Flow also excludes any changes in balance sheet items. We believe Free Cash Flow is useful in evaluating our financial condition because it is representative of cash flow from operations that is available for repaying debt, investing and capital expenditures. See Exhibit 10.56 for a reconciliation of Free Cash Flow to GAAP net income.
(3)	In 2005 and 2006, respectively, the $0.20 and $0.58 represent YTD fully taxed diluted earnings per share assuming a tax rate of 34% and a CAGR or Compounded Annual Growth Rate based on the fully taxed number.

Objectives of our Executive Compensation Program

The Company’s goals for its executive compensation program are to:

•	Attract, motivate and retain a talented, entrepreneurial and creative team of executives who will provide leadership for the Company’s success in dynamic and competitive markets.

•	Align pay with performance—as well as with the long-term interests of stockholders—by linking payouts to performance measures that promote long-term stockholder value, including EBITDA, Free Cash Flow and Diluted Earnings Per Share, as well as acquisitions in the case of Mr. Blumberg.

•	Establish continuity of the services of named executive officers so that they will contribute to, and be a part of, the Company’s long-term success and to promote and sustain stability in the executive team.

Peer Group

We are a unique company with a unique business model. There are few, if any, companies that are our size and follow our business model. Very few stand-alone publicly-traded companies derive 90% or more of their revenues from licensing a portfolio of brands. The Company does not derive revenues from the sale of manufactured products or services. Accordingly, the Company enjoys higher margins of gross profit, net income and EBITDA as a percentage of revenue than companies in the retail industry. Consequently, our compensation committee has determined that we do not target pay opportunities or actual pay to specific benchmarking against other companies. Instead, from time to time the compensation committee looks at various companies and their pay practices to determine market trends and market pay levels.

The relative proportion of performance grants to time-vested grants continues to align the interests of Mr. Cole and our other named executive officers with those of stockholders.

We do have a group of relative performance peers that we considered in connection with determinations as to vesting under our PSUs. This group of relative performance peers is discussed in the section “2011 PSUs” below.

Neil Cole’s Vision and Its Importance to the Company’s Future Success

Neil Cole’s proven track record makes him a highly valued executive and leader of our Company. A significant reason for our Company’s success has been Mr. Cole’s vision and management. In 2013, Mr. Cole led the Company to achieve record revenues and earnings per share, and delivered continued value to our stockholders. One of the key components of Mr. Cole’s success as an executive is his ability to manage a tight-knit and efficient team. Given the nature of our business model, we operate with relatively fewer employees than other companies our size (we had only 151 full-time employees at December 31, 2013), which keeps our operating expenses lower than they otherwise would be.

Mr. Cole’s leadership position in the industry affords him numerous other employment opportunities. Without Mr. Cole’s leadership and vision, the compensation committee believed very strongly at the time of the June 2011 amendment to his employment agreement, referred to as the June 2011 amendment, that the Company would suffer if Mr. Cole left the Company, both in terms of growing the Company’s current brands, as well as acquiring new brands. In May 2010, when the compensation committee and Mr. Cole began negotiating the amendment to his employment agreement, the process was rigorous and long-lasting. The amendment was signed in June 2011 after more than a year of negotiations between the compensation committee and Mr. Cole. In addition, the compensation committee engaged James F. Reda & Associates LLC, referred to as JFR, to assist in evaluating the terms of the June 2011 amendment. The June 2011 amendment was filed with the Form 8-K filed with the Securities and Exchange Commission on June 20, 2011.

In approving the June 2011 amendment, the compensation committee and the Board of Directors recognized that the amendment was necessary to ensure Mr. Cole’s long-term future service, and that Mr. Cole’s retention would place the Company in the best possible position to continue to implement the Company’s strategic goals.

The Company’s performance during the tenure of Mr. Cole’s leadership has been exemplary. Mr. Cole is responsible for and oversaw the Company’s transition to its current model and is the key architect of the Company’s success. Since the completion of the Company’s transition to its current business model, the Company’s equity market capitalization increased from approximately $150.0 million at January 1, 2005, to approximately $2.0 billion as of December 31, 2013. Under Mr. Cole’s leadership and direction, from 2005 through 2013, the Company’s EBITDA grew from $16.7 million to $262.9 million and during the same period, the Company’s free cash flow grew from $13.0 million to $229.6 million. In 2013, we completed the acquisitions of the Lee Cooper Brand and Buffalo David Bitton.

Due to Mr. Cole’s highly effective leadership, the Company has maintained strong profitability over the last eight years and also increased its global footprint and portfolio of iconic brands. Mr. Cole’s vision and leadership have poised the Company for continued growth, both organically and through acquisition opportunities available to the Company. Such acquisition opportunities exist, in large part, because of prospective sellers’ confidence in Mr. Cole.

Mr. Cole’s “At Risk” Compensation

We believe that the structure and size of Mr. Cole’s pay package appropriately pays for performance and, therefore, aligns Mr. Cole’s economic interests with those of our stockholders. Pursuant to the June 2011 amendment, for the year ended December 31, 2013 Mr. Cole’s percentage of performance-based compensation was 79% of his total contractual compensation package. Also see “Equity-based Compensation—PSUs”, which includes a discussion regarding 2011 PSUs that were unearned and the forfeiture of 2008 PSUs.

Other Named Executive Officers’ “At Risk” Compensation

For the year ended December 31, 2013, 19% of Messrs. Clamen’s and Tarshis’ total potential compensation was performance-based, and 46% of Mr. Schaefer’s total potential compensation was performance-based. Mr. Blumberg’s total performance-based compensation for the year ended December 31, 2013 was 61% of his total compensation. Mr. Blumberg entered into an amendment to his employment agreement in February 2013 pursuant to which he was granted 200,000 PSUs. See “Equity-Based Compensation—Mr. Blumberg’s Equity Based Stock Awards” for a discussion of the performance criteria. Mr. Clamen, the former chief financial officer, and Mr. Tarshis, the former general counsel, ceased to be executive officers of the Company in March 2014 and July 2013, respectively.

The Compensation Committee’s Rationale for Performance Metrics

Our executive compensation program considers each named executive officer’s function within the Company and sets performance goals that are relative to such function. The compensation packages and structure for our named executive officers are all similar, other than Mr. David Blumberg. As Mr. Blumberg is responsible for finding and assisting the Company in closing acquisitions, one of his performance metrics relates to completed acquisitions. Each of these named executive officers plays a distinct role with related responsibilities within the Company, and each of their compensation packages are meant to acknowledge these differences and incentivize each named executive officer appropriately.

As Mr. Cole makes executive decisions that influence our direction and growth initiatives, his total compensation is intended to be strongly aligned with objective financial measures, including an annual cash bonus and his PSUs, which are determined by the performance criteria described below.

As Mr. Blumberg is responsible for overseeing our merger and acquisition activities that influence our growth, a portion of his total compensation is performance-based and tied to our consummation of acquisitions that meet specified objective financial measures as set forth in his employment agreement. Beginning in 2014, Mr. Blumberg will no longer be entitled to cash bonuses on acquisitions. In 2013, Mr. Blumberg was entitled to receive stock and cash bonuses when acquisitions were consummated. We believe that the stock awards create an incentive to identify acquisitions that are expected to add value to the Company in the long-term. In fact, in the 2013 amendment to Mr. Blumberg’s employment agreement, we discontinued cash payments for acquisitions in order to incentivize Mr. Blumberg to consider the long term value to the Company of any acquisition target.

Mr. Schaefer is, and Messrs. Clamen and Tarshis were, charged with implementing the goals for the Company set by the Board and Mr. Cole, and, therefore, an appropriate portion of their respective compensation was performance-based equity pursuant to their respective employment agreements.

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

The compensation committee also annually reviews and certifies whether performance targets are met pursuant to the CEO’s pay packages. In 2013, Mr. Cole did not receive any additional grants of RSUs or PSUs. The compensation committee determined the percentage of previously granted PSUs that were actually earned by the named executive officers in 2013. See “Equity-based Compensation PSUs” for a discussion of the achievement of targets. As Mr. Tarshis was not with the Company through 2013, he forfeited his rights to the vesting of any further PSUs or RSUs. Mr. Clamen has forfeited any rights to the vesting of PSUs and RSUs for the 2014 fiscal year and thereafter.

Additionally, in 2013, Mr. Blumberg was paid cash acquisition payments in an aggregate amount equal to $500,000, half of which was granted in connection with our acquisition of the David Bitton Brand, the other for our acquisition of the Lee Cooper Brand. The payments were made as incentive payments in accordance with Mr. Blumberg’s employment agreement.

Principal Elements of Compensation

To accomplish our compensation objectives, our compensation program consists of performance-based equity awards in the form of PSU awards, long-term equity awards in the form of RSU awards, annual performance-based cash bonuses, base salaries and discretionary cash and stock awards. These elements are designed to reward performance in a simple and straightforward manner. The compensation program is heavily weighted towards performance-based equity awards rather than cash compensation and time-vested equity compensation in order to maximize pay-for-performance and ensure that the named executive officers’ compensation is tied to the Company’s long-term and short-term performance. The Company does provide certain limited perquisites to its named executive officers that are generally available to named executive officers. The Company has no long-term cash compensation program or supplemental retirement plan.

Base salary. Base salary represents amounts paid during the fiscal year to named executive officers as direct, guaranteed compensation under their employment agreements for their services to us. Base salaries are used to compensate each named executive officer for day-to-day operations during the year, and to encourage them to perform at their highest levels. We also use our base salary as an incentive to attract top quality executives and other management employees from other companies. Moreover, base salary and increases to base salary are intended to recognize the overall experience, position within our company and expected contributions of each named executive officer to us. Generally, the Company no longer provides automatic salary increases in employment agreements. Our agreement with Mr. Lupinacci provides for a one-time $50,000 salary increase following his first eight months of employment with us. The balance of the employment agreement provides for no further automatic increases.

Cash bonuses. Cash bonuses are made pursuant to our stockholder approved Executive Incentive Bonus Plan, referred to as our bonus plan, and pursuant to employment agreements. The bonus plan was approved by stockholders in May 2008 and meets the requirements of Section 162(m) of the Internal Revenue Code. The purpose of the bonus plan is to promote the achievement of our short-term, targeted business objectives by providing competitive incentive reward opportunities to our executive officers who can significantly impact our performance towards those objectives. Further, the bonus plan enhances our ability to attract, develop and motivate individuals as members of a talented management team. The bonus plan is administered, and can be amended, by the compensation committee. All awards are paid in cash. Awards made under the bonus plan are subject to a participant achieving one or more performance goals established by the compensation committee. The performance goals may be based on our overall performance, and also may recognize business unit, team and/or individual performance. In 2013, Mr. Cole and Mr. Blumberg received a cash bonus.

Equity-based compensation. There are three types of equity based grants made to the named executive officers—initial grants when a named executive officer is hired, performance-based grants and retention grants, which are typically made in connection with new employment agreements or renewals of expiring agreements. An initial grant when an executive officer is hired or otherwise becomes a named executive officer serves to help us to recruit new executives and to reward existing officers upon promotion to higher levels of management. Because these initial grants are structured as an incentive for employment, the amounts of these grants may vary from executive to executive depending on the particular circumstances of the named executive officer and are usually recommended by the chief executive officer and approved by the compensation committee. Time-vested grants of equity awards, as well as retention grants made in connection with renewals of employment agreements, are designed to compensate our named executive officers for their contributions to our long-term performance. Generally, restricted stock awards granted to named executive officers as either initial or annual performance grants vest in equal installments over the term of the agreement, or a period determined by the compensation committee, typically beginning on the first anniversary of the date of grant.

Awards of RSUs and PSUs are made under our Amended and Restated 2009 Equity Incentive Plan, referred to as the Plan. The Plan was approved by our stockholders in August 2009 and amended, restated and again approved by our stockholders in August 2012. In April 2013, we amended the Plan to specifically prohibit option repricing, payment of dividends on unvested shares of restricted stock, cash buyouts of underwater options and recycling shares subject to stock options, stock grants or performance awards which, for any reason are after the date of the amendment, are cancelled. Shares of restricted stock, including shares underlying RSUs and PSUs that were issued subject to a vesting schedule, cannot be sold until and to the extent the shares have vested. While we have not formally adopted any policies with respect to cash versus equity components in the mix of executive compensation, we feel that it is important to provide for a compensation mix that allows for acquisition of a meaningful level of equity ownership by our named executive officers in order to help align their interests with those of our stockholders. As of December 31, 2013, the number of shares remaining for issuance under the Plan, was 2,584,184. There are no shares remaining for issuance under any prior equity incentive plan.

In 2013, the Board of Directors approved a new, broad-based, executive PSU program, which provides for awards of PSUs to senior executives of the Company who are not named executive officers, based on the Company’s achievement of pre-determined goals over a four-year period. By providing a performance-based element of compensation to this group of executives, we believe we will encourage additional focus on the long-term goals of the business.

Perquisites and other personal benefits. During 2013, our named executive officers received a limited amount of perquisites and other personal benefits that we paid on their behalf. These consisted of payments of life insurance premiums and car allowances, totaling $113,354.

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

Our Named Executive Officers’ Compensation for 2013

Base Salaries

Historically, the base salaries of our named executive officers were guaranteed in their respective employment agreements. Other than with respect to situations in which we have engaged a compensation consultant, the recommendations to the Board of Directors by the compensation committee with respect to base salaries are based primarily on informal judgments reasonably believed to be in our best interests. In 2013, Mr. Cole did not receive an increase in his base salary from the previous year. In 2013, Mr. Blumberg entered into an amendment to his employment agreement that, among other things, provided for an increase in his base salary to $550,000 per year. We hired Mr. Schaefer in 2013 with a base salary of not less than $400,000 per year. In March 2014, Mr. Clamen has ceased to be an executive officer of the Company, and no further amounts are due to him by the Company. In addition, Mr. Tarshis ceased being an executive officer of the Company in July 2013, and, therefore, the full amount of base salary actually paid to him in 2013 was $316,667.

Cash Bonus Compensation

Cash bonuses are made pursuant to our stockholder approved bonus plan and pursuant to each of our named executive officers’ employment agreements. No payment will be made under the bonus plan unless the compensation committee certifies that at least the minimum objective performance measures have been met. Such performance measures may include specific or relative targeted amounts of, or changes in: EBITDA (as defined earlier); Free Cash Flow (as defined earlier); earnings per share; diluted earnings per share; revenues; expenses; net income; operating income; equity; return on equity, assets or capital employed; working capital; stockholder return; production or sales volumes; or certain other objective criteria. In 2013, our chairman, president and chief executive officer was the only named executive officer who was eligible to receive a bonus under the bonus plan, and only he received a bonus under the bonus plan.

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

Mr. Cole’s cash performance targets for 2013 were as follows: $2,175,000 was earned for our achievement of approximately $267.3 million of EBITDA. This EBITDA amount represents 145% of the targeted EBITDA, which was $238.0 million as established by the Board of Directors.

Under the 2013 amendment to Mr. Blumberg’s employment agreement, Mr. Blumberg was entitled to a total cash bonus amount of $500,000 related to the Company’s acquisitions of the Lee Cooper and Buffalo David Bitton brands.

Other than as set forth above, pursuant to the 2013 amendment to Mr. Blumberg’s employment agreement, Mr. Blumberg is no longer entitled to cash bonuses for Acquisitions. Also, the 2013 amendment narrows the definition of Acquisitions to exclude certain acquisitions that do not meet a minimum value threshold.

In 2013, Mr. Clamen received a discretionary cash bonus of $175,000, under the terms of his employment agreement. In 2013, Mr. Tarshis received a discretionary cash bonus of $200,000, under the terms of his employment agreement. These cash bonuses were recommended by our CEO to the compensation committee and were discretionary, up to 100% of their respective salaries, which limitation is superseded by the maximum amount available under the Company’s executive bonus program and any other bonus program generally applicable to senior executives of the Company. Messrs. Clamen and Tarshis have since left the Company, and no further amounts are due to them by the Company. In 2013, Mr. Schaefer did not receive a cash bonus.

Equity-based Compensation

Equity-based compensation typically is awarded in the form of Performance Stock Units, or PSUs, Restricted Stock Units, or RSUs and shares of restricted stock.

PSUs

2008 PSUs

Mr. Cole is the only executive with PSUs that were granted in 2008, referred to as the 2008 PSUs. The last performance year for the 2008 PSUs was December 31, 2012. Of the 2008 PSUs, 60% of them were forfeited by Mr. Cole for the Company’s failure to meet the performance criteria, illustrating the difficulty of achieving these metrics.

2011 PSUs

Mr. Cole holds 2011 PSUs that were granted in 2011, as did Messrs. Clamen and Tarshis, referred to as the 2011 PSUs. The 2011 PSUs performance goals are as follows: 33 1/3% of the 2011 PSUs vest on the achievement of EBITDA Growth; 33 1/3% of the 2011 PSUs vest on the achievement of EPS Growth; and 33 1/3% of the 2011 PSUs vest on the achievement of Free Cash Flow of $125 Million or more.

With respect to the 2011 PSUs, the EBITDA Growth and EPS Growth performance metrics are measured in two ways: Absolute Growth and Relative Growth. The annual performance goals required for the 2011 PSUs to vest for the year ended December 31, 2013 were as follows:

Absolute Metrics

Performance Metric	Requirement

Target Absolute EBITDA Growth	EBITDA of $277.8 million
Threshold Absolute EBITDA Growth	EBITDA of $253.1 million
Target Absolute EPS Growth	EPS of $1.80
Threshold Absolute EPS Growth	EPS of $1.64

The compensation committee determined that the Absolute EBITDA Growth metric was achieved at 78.77% for the year ended December 31, 2013 and that the Absolute EPS Growth and Free Cash Flow was fully met for the year ended December 31, 2013. Additionally, the Company’s EPS Growth resulted in the Company paying out or catch up amount for December 31, 2012 EPS Growth.

The achievement of these 2011 PSU metrics resulted in Mr. Cole’s 2011 PSUs vesting as to 382,607 shares and Mr. Clamen’s 2011 PSUs vesting as to 24,233 shares. Mr. Tarshis ceased to be an executive officer in July 2013, and he forfeited his right to any additional vesting of PSUs or RSUs.

During our stockholder outreach, we learned that some of our stockholders believed that the performance metrics of our 2011 PSUs were not difficult to achieve. We note that this year only 78.77% of 2011 PSU’s available for vesting based on EBITDA Growth vested. All of the 2011 PSUs related to EPS Growth and Free Cash Flow vested because extraordinary performance metrics were achieved by the Company. In 2013, our stock price nearly doubled, we had a very strong EBITDA results as of year-end, completed two acquisitions and our management team has set the Company on track for future growth. There is a catch-up feature, whereby the 2011 PSUs that did not vest in prior periods are available for vesting in the future if the performance metrics are met. Our exemplary 2013 EPS performance resulted in the catch-up shares being vested in 2013 for the period ended December 31, 2012.

Relative Metrics

If the Absolute EPS or Absolute EBITDA metrics are not fully met, the compensation committee must determine whether the Relative Metrics have been met. The Relative EBITDA Growth and Relative EPS Growth performance metrics are determined by reference to where the Actual EBITDA Growth and Actual EPS Growth achieved by the Company during the performance period places the Company in the specified percentile listed with the group of companies determined by the compensation committee prior to the beginning of the relevant performance period. This peer group must be based on companies in GICS codes 25203010 (Apparel, Accessories and Luxury Goods) and 25203020 (Footwear) with comparable revenue and earnings levels, which are to be comprised of annual revenue between $100 million and $5 billion and EBITDA and EPS greater than zero in the most recent fiscal year.

Below is the relative performance peer group that was used to determine Relative EBITDA Growth and Relative EPS Growth performance metrics under our 2011 PSUs for 2013:

American Apparel, Inc.	Fossil, Inc.	PVH Corp.
Carter’s Inc.	G-III	Quicksilver, Inc.
Cherokee Inc.	Apparel Group Ltd.	Ralph Lauren Corporation
Columbia Sportswear Company	Gildan Activewear Inc.	Rocky Brands, Inc.
Crocs, Inc.	Hanesbrands Inc.	Skechers U.S.A., Inc.
Deckers Outdoor Corporation	Lululemon athletic inc.	The Jones Group Inc.
Delta Apparel, Inc.	Oxford Industries, Inc.	Under Armour, Inc.
Exceed Company	Perry Ellis International, Inc.	Vera Bradley, Inc.
Wolverine World Wide, Inc.

Excluded from this group for the computation of the relative performance calculations were certain companies that did not meet the criteria for each of the specific performance metrics or that no longer filed public information.

2013 PSUs

We granted 2013 PSUs to Mr. Schaefer that vest as described in the section “Mr. Schaefer’s Performance Based Restricted Stock Award”. Mr. Blumberg received 2013 PSUs that vest as described in the section “Mr. Blumberg’s Performance Based Restricted Stock Awards”. None of Messrs. Cole, Clamen or Tarshis received any grants of 2013 PSUs. The Absolute Growth metrics for the 2013 PSUs are $125 million free cash flow, and, with respect to EBITDA and EPS, the Absolute Growth metrics are as follows:

Performance Metric	Requirement

Target Absolute EBITDA Growth	EBITDA of $238.5 million
Threshold Absolute EBITDA Growth	EBITDA of $227.7 million
Target Absolute EPS Growth	EPS of $1.67
Threshold Absolute EPS Growth	EPS of $1.60

The Relative Metrics have been calculated in the same way as the 2011 PSUs, as described above. As the performance metrics for Absolute EBITDA Growth and Absolute EPS Growth were fully achieved, there was no calculation based on the relative metrics for 2013.

Mr. Blumberg’s Performance Based Restricted Stock Awards

As Mr. Blumberg is our Executive Vice President, Head of Strategic Development, Mr. Blumberg’s PSUs have different performance metrics. In 2012 and pursuant to Mr. Blumberg’s 2012 employment contract, Mr. Blumberg was issued 37,800 shares of restricted stock subject to vesting based upon performance criteria related to acquisitions. For each of the first two Acquisitions, the restrictions on 10,000 of the shares would lapse and be deemed vested upon the closing of such acquisitions. For each of the third and fourth Acquisitions, the restrictions on 8,900 of the shares would lapse and be deemed vested. If the Company did not complete at least four Acquisitions on or before April 30, 2013 (which was extended to July 31, 2013 pursuant to the 2013 amendment to the agreement discussed below), the remainder of the unvested shares would be forfeited. Through July 31, 2013, the Company completed the four acquisitions and therefore all of such shares vested. All Acquisitions are approved by our Board of Directors. We believe this mitigates any risk related to Mr. Blumberg’s compensation upon completion of acquisitions.

An Acquisition under Mr. Blumberg’s 2012 employment agreement means any direct or indirect investment or acquisition by the Company in or of any entity, business, brand, trademark, or other asset, that closes during the term of the agreement, or, if there is a letter of intent or similar agreement, that closes within 90 days from the end of the term.

In February 2013, Mr. Blumberg’s contract was amended, herein referred to as the 2013 amendment. Under the 2013 amendment, Mr. Blumberg was awarded 200,000 PSUs that are subject to performance vesting, and are referred to as the 2013 PSUs. Of the 2013

PSUs, two thirds of them vest in three equal installments beginning on December 31, 2013 subject to the following performance criteria: 22.22% of the 2013 PSUs vest based on the achievement of EBITDA Growth; 22.22% of the 2013 PSUs vest based on the achievement of EPS Growth; and 22.22% of the 2013 PSUs vest based on the achievement of free cash flow. The goals for EBITDA Growth, EPS Growth and free cash flow are determined in the same manner as the 2011 PSUs. The remaining one third of the 2013 PSUs vest upon the closing of Acquisitions (for this purpose, the acquisition must have a value (as defined in the 2013 amendment) of $5 million) during the extension term, which is the period from February 2, 2013 through January 31, 2016, unless earlier terminated. If the Company closes Acquisitions with an aggregate value of $200 million or more, all of the PSUs will be deemed to be vested on January 31, 2016, subject to Mr. Blumberg’s continued employment. In 2013, 44,443 of the 2013 PSUs vested on achievement of the goals set forth above.

Mr. Schaefer’s Performance Based Restricted Stock Award

Under the terms of his employment agreement, Mr. Schaefer was awarded 41,640 PSUs that are subject to performance vesting and are referred to as the 2013 PSUs. Of the 2013 PSUs, they vest in four equal installments beginning on December 31, 2013 subject to the following performance criteria: 33 1/3% of the 2013 PSUs vest based on the achievement of EBITDA Growth; 33 1/3% of the 2013 PSUs vest based on the achievement of EPS Growth; and 33 1/3% of the 2013 PSUs vest based on the achievement of free cash flow. The goals for EBITDA Growth, EPS Growth and free cash flow are set forth above. In 2013, 5,949 2013 PSUs vested on achievement of the goals set forth above. Mr. Schaefer was granted PSUs only, and no RSUs which increases the percentage of his at risk compensation.

2011 RSUs

Each of Messrs. Cole, Clamen and Blumberg received 2011 RSUs, which vested at December 31, 2013 as noted below. Mr. Schaefer has not been granted RSUs.

	Total Number of 2011 RSUs Granted(1)	Number of Equal Installments	First Installment Vesting Date
Neil Cole	204,918	Three	12.31.2013
Warren Clamen	57,648	Three	12.31.2012
David Blumberg	50,000	Three	12.31.2013

(1)	Mr. Clamen forfeited his right to any further vesting of any RSUs following December 31, 2013, as he ceased to be an executive officer of the Company in March 2014. Mr. Tarshis ceased to be an executive officer of the Company in July 2013, and he therefore forfeited his unvested RSUs.

Stock Ownership

Ownership levels of common stock align stockholders’ and executives’ interests. Although the Company has not adopted stock ownership guidelines, as of December 31, 2013, the stock ownership of the named executive officers is considered exemplary as compared with best practices based on ISS’ Governance Risk Indicators—2013:

Name	2013 salary	ownership value as of 12/31/13	ownership compared to salary as of 12/31/13(1)	best practices
Neil Cole	$1,500,000	$113,171,521	75x	5-8x
Warren Clamen	$475,000	$4,186,841	9x	2-3x
David Blumberg	$550,000	$5,323,500	10x	2-3x
Jason Schaefer(2)	$400,000	N/A	N/A	2-3x

(1)	Table (i) does not include any unvested PSUs and (ii) does include unvested RSUs. As Mr. Tarshis was not employed by the Company at December 31, 2013, he is not included in this chart.
(2)	Mr. Schaefer joined the Company in 2013. Pursuant to most stock ownership policies, an executive is provided a period time over which to build up his or her stock ownership to be in compliance with a company’ s stock ownership guidelines.

Corporate Governance and Disclosure Changes

As previously noted, we adopted a Recoupment (Clawback) Policy in 2013. The clawback policy applies if there is restatement of our financial statements that is required, within the previous three years, to correct accounting errors due to material non-compliance with any financial reporting requirements under the federal securities laws. Each of the Company’s named executive officers have agreed to be bound by the policy and has acknowledged that the policy covers all outstanding incentive awards.

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

In 2013, our Board approved amendments to our Insider Trading Policy in order to clarify and standardize the length of our trading window period.

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

Assessment of Compensation-Related Risks

The compensation committee is responsible to assess the risks associated with the Company’s compensation practices, policies and programs. This assessment is performed to determine if such risks arising from such practices are appropriate or if they are reasonably likely to have a material adverse effect on the Company. The compensation committee performed this assessment and believes that, for 2013, the compensation policies did not incentivize our named executive officers to take unnecessary risks.

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

Compensation Committee Interlocks and Insider Participation

None of the directors on our compensation committee, or who served as a member of our compensation committee at any time during 2013, is or was formerly an officer or employee of the Company or had any relationship or related person transaction requiring disclosure under the rules of the Securities and Exchange Commission. During 2013, none of our executive officers served on the board of directors or the compensation (or equivalent) committee of any other entity that has officers that serve on our Board of Directors or on our compensation committee. In addition, none of the members of our compensation committee were formerly, or during 2013, employed by us in the capacity as an officer or otherwise.

The members of our compensation committee are, and during 2013 were, Messrs. Cuneo, Emanuel and Friedman. Mr. Friedman currently serves as its chairperson.

Compensation Committee Report

The compensation committee of our Board of Directors has reviewed and discussed with management the Compensation Discussion and Analysis for 2013 appearing in this Report. Based on such reviews and discussions, the compensation committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Report for filing with the SEC.

COMPENSATION COMMITTEE

Mark Friedman, Chairperson

Barry Emanuel

F. Peter Cuneo

SUMMARY COMPENSATION TABLE

The following table includes information for 2013, 2012 and 2011 with respect to our named executive officers.

Name and Principal Position	Year	Salary ($) (a)		Bonus ($) (b)		Stock Awards ($) (c)		Option Awards ($) (d)		Non-Equity Incentive Plan Compensation ($) (e)		Change in Pension Value and Non- qualified Deferred Compensation Earnings ($) (f)		All Other Compensation ($) (g)			Total ($) (h)
Neil Cole President and Chief Executive Officer	2013 2012 2011	$ $ $	1,500,000 1,500,000 1,000,000	$ $ $	— — 3,000,000	$ $ $	— — 31,646,207	$ $ $	— — —	$ $ $	2,175,000 1,625,000 1,725,000	$ $ $	— — —	$ $ $	59,354 54,358 53,575	(1) (1) (1)	$ $ $	3,734,354 3,179,358 37,424,782

Warren Clamen Executive Vice President and Chief Financial Officer(3)	2013 2012 2011	$ $ $	475,000 450,000 406,818	$ $ $	175,000 200,000 100,000	$ $ $	1,097,005 254,829 1,894,009	$ $ $	— — —	$ $ $	— — —	$ $ $	— — —	$ $ $	18,000 18,000 18,000	(2) (2) (2)	$ $ $	1,765,005 922,829 2,418,827

Andrew Tarshis Former Executive Vice President and General Counsel(4)	2013 2012 2011	$ $ $	316,667 450,000 406,818	$ $ $	200,000 250,000 150,000	$ $ $	200,005 254,829 2,542,002	$ $ $	— — —	$ $ $	— — —	$ $ $	— — —	$ $ $	12,000 18,000 18,000	(2) (2) (2)	$ $ $	728,672 972,829 3,116,820

David Blumberg Executive Vice President, Head of Strategic Development	2013 2012 2011	$ $ $	550,000 400,000 400,000	$ $ $	— — —	$ $ $	6,050,000 201,600 583,606	$ $ $	— — 295,234	$ $ $	500,000 500,000 500,000	$ $ $	— — —	$ $ $	18,000 18,000 18,000	(2) (2) (2)	$ $ $	7,118,000 1,119,600 1,796,840

Jason Schaefer Executive Vice President and General Counsel(5)	2013 2012 2011	$ $ $	131,667 — —	$ $ $	— — —	$ $ $	1,426,586 — —	$ $ $	— — —	$ $ $	— — —	$ $ $	— — —	$ $ $	6,000 — —	(2)	$ $ $	1,564,252 — —

(a)	Salary includes, as applicable, base salary, pro-rated salaries for changes made to base salary during the year, as defined in the employment agreements.
(b)	Bonuses are fixed incentive and/or percentage incentive, as provided for in the applicable employment agreements or discretionary, as determined by the compensation committee. In June 2011 Mr. Cole received a cash bonus of $3,000,000 in connection with the execution of an amendment to his employment agreement. In 2013, Messrs. Clamen and Tarshis each received $175,000 and $200,000 respectively, under their respective employment agreements. In 2012, Messrs. Clamen and Tarshis received discretionary cash bonuses of $200,000 and $250,000, under their respective employment agreements. For 2011, Messrs. Clamen and Tarshis received discretionary cash bonuses of $100,000 and $150,000, respectively, under their respective employment agreements.
(c)	The amounts shown in this column represent the aggregate grant date fair value in 2013, 2012, and 2011 with respect to shares of restricted stock. See Note 6 to Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for a discussion for the relevant assumptions used in calculating grant date fair value. Approximately $10.6 million of 2008 PSUs were forfeited and cancelled at the end of December 31, 2012, as the performance metrics associated therewith were not achieved.
(d)	Option awards include, as applicable, Iconix options and equity-based compensation instruments that have option-like features, and amounts represent grant date fair value.

(e)	Non-equity incentive plan compensation represents the dollar value of all amounts earned during the fiscal year pursuant to non-equity incentive plans. For 2013, Mr. Cole received a cash performance-based bonus of $2,175,000, pursuant to his employment agreement and the Executive Incentive Bonus Plan. The performance target for 2013 was as follows: $2,175,000 was earned for our achievement of approximately $261.8 million of EBITDA, which represents 110% of the targeted EBITDA established by the Board of Directors. For 2012, Mr. Cole received cash performance-based bonuses of $1,125,000 and $500,000 for a total of $1,625,000, pursuant to his employment agreement and the Executive Incentive Bonus Plan. The performance targets for 2012 were as follows: $1,125,000 was earned for our achievement of approximately $217.0 million of EBITDA, which represents 75% of the targeted EBITDA established by the Board of Directors, and $500,000 based on the Company’s EBITDA margin of 61%, which puts the Company in the top 100th percentile of companies compiled in the Standard & Poors Small Cap Retailing Index for 2012. For 2011 , Mr. Cole received cash performance based bonuses of $1,225,000 and $500,000 for a total of $1,725,000, pursuant to his employment agreement and the Executive Incentive Bonus Plan. The performance targets for 2011 were as follows: $1,225,000 was earned for our achievement of approximately $229.6 million of EBITDA, which represents 122.5% of the targeted EBITDA established by the Board of Directors, and $500,000 based on the Company’s revenue growth of approximately 11%, which puts the Company in the upper 50th percentile of companies compiled in the Standard & Poors Small Cap Retailing Index for 2011. In accordance with SEC rules, the 2013, 2012 and 2011 performance-based cash bonuses paid to Mr. Cole have been reflected in this table under the Non-Equity Incentive Plan Compensation column. Mr. Blumberg received cash payments of $500,000 in each of 2013, 2012 and 2011 for our consummation of the following: two acquisitions in 2013, each of which had a “value” (as defined in his employment agreement) of less than $30 million; one acquisition in 2012 which had a “value” of greater than $30 million; and two acquisitions in 2011 each of which had a “value” of less than $30 million.
(f)	Change in pension value and non-qualified deferred compensation earnings represents the aggregate increase in actuarial value to the named executive officer of all defined benefit and actuarial plans accrued during the year and earnings on non-qualified deferred compensation. There were no defined benefit plans, actuarial plans, or non-qualified deferred compensation for 2013, 2012 or 2011.
(g)	All other compensation includes, as applicable, car allowances and life insurance premiums (see the list of perquisites in footnotes (1) and (2) below).
(h)	Total compensation represents all compensation from us earned by the named executive officer for the year.
(1)	Represents premiums paid by us on a life insurance policy for the benefit of the beneficiaries of Mr. Cole, as well as a car allowance.
(2)	Represents amounts paid by us for executives’ car allowances.
(3)	Mr. Clamen ceased to be an executive officer of the Company in March 2014. Prior to March 2014, Mr. Clamen had served as our chief financial officer since March 2005.
(4)	Mr. Tarshis ceased to be an executive officer of the Company in July 2013. Prior to July 2013, Mr. Tarshis had served as our executive vice president and general counsel since September 2006.
(5)	Mr. Schaefer joined the Company in September 2013.

GRANTS OF PLAN-BASED AWARDS

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option Awards	Closing Price of Common Stock Units on Date of	Grant Date Fair Value of Stock and
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	or Units (#)	Options (#)	($/Sh) ($)	Grant ($)	Option Awards
Neil Cole(1)	—	—	—	—	—	—	—	—	—	—	—	—
Warren Clamen(2)	5/30/13	—	—	—	—	—	—	6,603	—	—	$30.29	$200,005
	7/1/13	—	—	—	—	30,000	—	—	—	—	$29.90	$897,000
Andrew Tarshis(3)	5/30/13	—	—	—	—	—	—	6,603	—	—	$30.29	$200,005
David Blumberg	2/15/13	—	—	—	—	200,000	—	50,000 (4)	—	—	$24.20	$6,050,000
Jason Schaefer	9/9/13	—	—	—	—	41,640	—	—	—	—	$34.26	$1,426,586

(1)	See the Narrative Disclosure to the Summary Compensation Table and Plan-Based Awards Table for a discussion of Mr. Cole’s cash bonuses. Mr. Cole received no grants of plan-based awards in 2013.
(2)	Mr. Clamen ceased to be an executive officer of the Company in March 2014.
(3)	Mr. Tarshis ceased to be an executive officer of the Company in July 2013.
(4)	Represents vesting of shares pursuant to RSU vesting.

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

Consistent with our philosophy on executive compensation, Mr. Cole’s employment agreement provides that a substantial portion of his compensation be provided in the form of long-term equity incentives, including performance stock incentives that vest upon the achievement of specific metrics defined in the agreement, particularly, growth in EBITDA, market capitalization and stock price as measured by targets to be established and certified by the compensation committee.

In connection with negotiating the employment agreement (including certain amendments thereto) with Mr. Cole, the compensation committee retained JFR as its outside compensation consulting firm to provide advice. In connection with the June 2011 amendment, assisting the compensation committee, JFR performed market research as to compensation levels in similarly capitalized companies in the industry, as well as companies that had achieved similar growth. As various aspects of our business, operations and management are unique, the compensation committee utilized the JFR research as one resource, rather than a stand-alone tool, in assessing the appropriate level of compensation and other terms under Mr. Cole’s employment agreement, including the June 2011 amendment.

RSUs and PSUs

Under the June 2011 amendment, Mr. Cole was entitled to an annual base salary of $1,500,000 for the year ended December 31, 2013. Mr. Cole is entitled to such increases (but not decreases) as may be determined by the Board from time to time, and there was no increase for 2013. In connection with the June 2011 amendment, Mr. Cole received an extension signing bonus of $3,000,000.

Pursuant to the terms of the original employment agreement, Mr. Cole was granted 1,181,684 time-vested restricted common stock units, or 2008 RSUs, and 787,789 performance-based restricted common stock units, or 2008 PSUs, under our 2006 Equity Incentive Plan and 2009 Equity Incentive Plan. The 2008 RSUs vested in five substantially equal annual installments, the first of which occurred on December 31, 2008. The 2008 PSUs were subject to vesting in four equal annual installments based on our achievement of the following performance goals: 50% was tied to the achievement of EBITDA growth, 25% was tied to the achievement of market cap growth, and 25% was tied to the achievement of stock price growth. Both grants were subject to forfeiture or acceleration upon the termination of Mr. Cole’s employment under certain circumstances. In addition, Mr. Cole’s ability to sell or otherwise transfer the common stock underlying the 2008 RSUs and the 2008 PSUs while he is employed by us is subject to certain stock ownership requirements. See “Compensation Discuss and Analysis—2008 PSUs” for a discussion of performance criteria for the 2008 PSUs.

Pursuant to the June 2011 amendment, Mr. Cole was granted 204,918 time-vested 2011 RSUs and 1,219,945 2011 PSUs. The 2011 RSUs will vest in three substantially equal annual installments, the first of which vested on December 31, 2013, subject to Mr. Cole’s continuous employment with us on the applicable vesting date. The 2011 PSUs vest based on our achievement of certain designated performance goals during the four fiscal years beginning with the fiscal year ended December 31, 2012. These goals are based on EBITDA (33 1/3% of PSUs), diluted earnings per share excluding extraordinary items (33 1/3% of PSUs) and free cash flow (33 1/3% of PSUs). For a discussion of performance metrics and achievement of such metrics for 2013, see “Compensation Discussion and Analysis—Equity-Based Compensation—PSUs.”

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

On December 24, 2008, we entered into an agreement with Mr. Cole which amended his original employment agreement and the related 2008 RSU agreement to provide, among other things for the deferral of the issuance to Mr. Cole of the 1,181,684 shares of our common stock to which he is entitled to receive under the 2008 RSUs granted to him under the original employment agreement until the earlier of (i) the date Mr. Cole is no longer employed by either (a) us or (b) any corporation or other entity owning, directly or indirectly, 50% or more of our outstanding common stock, or in which we or any such corporation or other entity owns, directly or indirectly, 50% or more of the outstanding capital stock (determined by aggregate voting rights) or other voting interests or (ii) a change in control (as defined in the employment agreement). In consideration of Mr. Cole’s agreement to delay the distribution to him of such shares of our common stock to which he will be entitled to receive under the 2008 RSUs as noted above, the agreement also provided for the award to Mr. Cole of an annual cash bonus to be granted under our executive incentive bonus plan. This bonus feature terminated with the year ended December 31, 2012.

Salary and Other Benefits

Mr. Cole is also entitled to various benefits, including benefits available to our other senior executives and certain automobile, air travel and life insurance benefits pursuant to the employment agreement.

In addition to his salary and benefits, Mr. Cole is eligible to receive an additional annual cash bonus for each completed calendar year, including as a performance goal thereunder the targets specified in the employment agreement. This cash bonus could not exceed 150% of Mr. Cole’s base salary for the year ended December 31, 2011 and cannot exceed 200% of his base salary for each fiscal year of the term the employment agreement ended after December 31, 2011. The bonus shall be a percentage of the base salary determined based on the level of our consolidated earnings before interest, taxes, depreciation and amortization of fixed assets and intangible assets achieved for such year against a target level established for such year by the compensation committee of our board of directors, in the compensation committee’s sole discretion, but with prior consultation with Mr. Cole, as follows:

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

Termination Provisions

Under Mr. Cole’s employment agreement, if we terminate Mr. Cole’s employment for “cause” or if Mr. Cole terminates his employment without “good reason”, he will receive his earned and/or accrued but unpaid compensation, other than any bonus compensation, then due to him and shares of common stock in respect of any of his already vested 2011 RSUs and 2011 PSUs. If we terminate Mr. Cole’s employment without cause or if Mr. Cole terminates his employment for good reason, he will receive, in addition to the foregoing, an amount equal to two times his base salary then in effect plus any previously earned but unpaid annual bonus for a prior fiscal year and a pro-rata portion of the annual bonus for the year of termination. In addition, that portion of his 2011 PSUs subject to vesting in the year of termination based on performance goals achieved as of the date of termination, and 75% of his unvested 2011 RSUs, will vest. If his employment is terminated by us without cause or by him for good reason within 12 months of a change in control, the amount of his base salary-related payment will increase to three times, instead of two times, his base salary then in effect. On a change in control, any remaining unvested 2011 PSUs and 2011 RSUs shall vest immediately.

If Mr. Cole’s employment terminates as a result of his disability or death, he or his estate will be entitled to any previously earned and unpaid compensation then due to him plus any previously earned but unpaid annual bonus for the prior fiscal year and a pro-rata portion of the annual bonus for the year of such termination. In addition, in respect of termination as result of a disability, that portion of his 2011 PSUs subject to vesting in the year of termination based on performance goals achieved as of the date of termination, and 50% of his unvested 2011 RSUs, will vest. In respect of a termination as a result of death, 100% of the remaining unvested 2011 PSUs and 2011 RSUs shall vest.

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

Pursuant to the 2009 employment agreement, Mr. Blumberg was entitled to an annual base salary of not less than $400,000. In addition, Mr. Blumberg was entitled to payments after the closing by us or our subsidiaries of an “acquisition” (as defined in the 2009 employment agreement) in or of any entity, business, brand, trademark, service mark, patent, license, revenue stream or other asset during the term of the 2009 employment agreement and, under certain circumstances, for a 90 day period after termination of the 2009 employment agreement. Subject to an annual acquisition payment cap of 2.5 times his then current base salary, Mr. Blumberg was to receive $500,000 for acquisitions that had a “value” (as defined in the 2009 employment agreement), of $30 million or more and $250,000 for acquisitions with a lesser “value”. Under Mr. Blumberg’s 2009 employment agreement, the value of an acquisition generally meant the projected gross revenue stream to be derived by us from such acquisition during the first complete year following the closing of the acquisition.

In addition, under the 2009 employment agreement Mr. Blumberg was also entitled to receive an award of up to 107,476 shares of our common stock, referred to as the award shares. For each acquisition that closed during a calendar year, one sixth of the shares would vest at the end of such calendar year subject to an annual vesting cap specified in the 2009 employment agreement. On December 31, 2011 and 2010, a total of 35,826 and 17,913, respectively, of the award shares were granted to Mr. Blumberg and vested pursuant to the 2009 employment agreement. Mr. Blumberg is also entitled to various benefits, including benefits available to our other senior employees including an automobile allowance and certain life insurance and medical and dental benefits.

If Mr. Blumberg’s 2009 employment were terminated by us for “cause” or by him without “good reason” (each as defined in the 2009 employment agreement), he would have received his earned and unpaid base salary through the date of termination and shares of common stock in respect of any already vested stock awards, including award shares, or, if the award shares had not been granted, the vested portion of the alternate payment described below. In addition, subject to the acquisition cap, Mr. Blumberg would have received the acquisition payment for any acquisition that closed within 90 days of his termination. If his employment were terminated by us without cause or by him for good reason, he would have received, in addition to the foregoing, an amount equal to his base salary for the remaining 2009 agreement term plus any earned but unpaid annual bonus for a prior year or other completed period (the prior year bonus) and any unvested portion of his stock award would have vested. In addition, subject to the acquisition cap, he would have received the acquisition payment for any acquisition that closed within 90 days of such termination. If his employment was terminated by us without cause or by him for good reason within 12 months of a “change in control” (as defined in the 2009 employment agreement), in addition to the foregoing payments he would have received had he been terminated without a change of control, he would also have received an amount equal to equal to $100 less than three (3) times the greater of (i) $400,000 or (ii) the average of the annual cash compensation received by him on or after January 1, 2009 in his capacity as an employee of the Company during the “base period” (as defined in Section 280G of the Internal Revenue Code) subject to an “excess parachute” payment limitation (as defined in Section 280G). Annual cash compensation includes base salary plus any acquisition payments and acquisition bonus payments paid to him. If Mr. Blumberg’s employment had terminated as a result of his disability or death, he or his estate would have been entitled to any earned and unpaid base salary, any prior year bonus, any unvested portion of his stock award (which would have vested) and, subject to the acquisition cap, the acquisition payment for any acquisition that closed within 90 days of the date of death or disability.

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

Under the 2012 employment agreement, Mr. Blumberg was entitled to an annual base salary of not less than $400,000 and he was eligible to receive cash bonuses based on the achievement of certain designated performance goals related to acquisitions. In addition, Mr. Blumberg was granted an award of 37,800 performance-based restricted shares of the Company’s common stock, subject to vesting upon the closing of eligible acquisitions (as defined in the 2012 employment agreement) during the term of the 2012 employment agreement. The 2012 employment agreement provided for no other share-based awards. The other terms and conditions of the 2012 employment agreement are materially consistent with the 2009 employment agreement. For a discussion of performance goals and what Mr. Blumberg received for 2012, see “Compensation Discussion and Analysis—Mr. Blumberg’s Performance Based Restricted Stock Awards and—Cash Bonus Compensation.”

In February 2013, we entered into an amendment to the 2012 employment agreement, effective as of February 1, 2013 (referred to as the 2013 amendment), that provides for the employment of Mr. Blumberg as our Head of Strategic Development through January 31, 2016. Pursuant to the 2013 amendment, Mr. Blumberg is entitled to an annual base salary that is not less than $550,000. In addition, Mr. Blumberg was granted an award of 50,000 time-vested restricted stock units which vest in three equal annual installments on December 31, 2013, 2014 and 2015, subject to Mr. Blumberg’s continued employment on the applicable vesting date. Mr. Blumberg also received 200,000 performance-based restricted shares of the Company’s common stock, subject to vesting upon the closing of eligible acquisitions during the term of the 2013 amendment and the attainment of specified levels of EBITDA, adjusted earnings per share (diluted) and free cash flow. For a description of these performance goals, see “Compensation Discussion and Analysis—Mr. Blumberg’s Performance Based Restricted Stock Awards” and—“Cash Bonus Compensation.” Both the RSUs and PSUs granted to Mr. Blumberg are subject to forfeiture upon the termination of the executive’s employment under certain circumstances. Upon a change in control, all of Mr. Blumberg’s unvested PSUs and RSUs shall vest. Upon termination for death or disability, all of Mr. Blumberg’s unvested PSUs and RSUs shall vest. Upon termination by the Company for cause or the executive without good reason, Mr. Blumberg’s unvested RSUs and PSUs shall be forfeited. Upon termination by the Company without cause or by the executive with good reason, that portion of Mr. Blumberg’s PSUs subject to vesting in the year of termination based on performance goals achieved as of the termination, and all of Mr. Blumberg’s unvested RSUs, shall vest. Additionally, pursuant to the 2013 amendment, Mr. Blumberg is no longer entitled to cash bonuses upon closing of acquisitions, with certain exceptions, including with respect to any acquisition of a target acquisition company (as defined in the 2013 amendment) if such acquisitions close after entering into the 2013 amendment, and prior to July 31, 2013. Of the maximum $750,00 aggregate cash bonus achievable with respect to acquisitions, Mr. Blumberg earned $500,000. Following July 2013, Mr. Blumberg is no longer entitled to cash payments for Acquisitions. All Acquisitions are approved by our Board of Directors. We believe this mitigates any risk related to Mr. Blumberg’s compensation upon completion of acquisitions.

Jason Schaefer

On August 19, 2013, we entered into an employment agreement with Mr. Jason Schaefer that provides for the employment of Mr. Schaefer as our Executive Vice President and General Counsel for a term commencing September 9, 2013 (the “Commencement Date”) and continuing until December 31, 2016.

Pursuant to the employment agreement, Mr. Schaefer is entitled to an annual base salary of not less than $400,000.

Under the employment agreement, Mr. Schaefer is entitled to participate in our executive bonus program and is eligible to receive bonuses of up to 100% of his base salary (such amount to be prorated for the period from the Commencement Date through December 31, 2013) or such maximum amount available under any executive bonus program generally applicable to our senior executives. Mr. Schaefer did not receive a discretionary bonus in 2013.

Mr. Schaefer is also entitled to various benefits, including benefits available to our other senior executives and certain automobile benefits.

In addition, pursuant to the employment agreement, Mr. Schaefer was granted an award of 41,640 PSUs of which 5,949 shares underlying such PSUs vested as of December 31, 2013 as follows: 1,983 shares vested based on achievement of EBITDA of $267.2, 1,983 shares vested based on achievement of $1.67 diluted earnings per share, and 1,983 vested based on achievement of $125 million of free cash flow. Additionally, 11,897 PSUs may vest on each of December 31, 2014, 2015 and 2016, respectively, subject to the achievement of EBITDA, diluted earnings per share and free cash flow performance metrics for those years.

If Mr. Schaefer’s employment is terminated by us for “cause” or by him without “good reason” (each as defined in the original employment agreement), he would receive his earned and unpaid base salary through the date of termination. If his employment is terminated by us without cause or by him for good reason, he would receive, in addition to the foregoing, an amount equal to his base salary for the remaining agreement term of the agreement plus any earned but unpaid annual bonus for a prior year or completed period (the prior year bonus). If his employment is terminated by us without cause or by him for good reason within 12 months of a

“change in control” (as defined in the employment agreement), he would also receive an amount equal to $100 less than three (3) times the average of the annual cash compensation received by him on or after April 2, 2012 in his capacity as an employee of the Company during the “base period” (as defined in Section 280G of the Internal Revenue Code) subject to an “excess parachute” payment limitation (as defined in Section 280G). Annual cash compensation includes base salary plus any bonus payments paid to him.

The PSUs granted to Mr. Schaefer are subject to forfeiture upon the termination of his employment under certain circumstances. Upon a change in control, all of Mr. Schaefer’s unvested PSUs shall vest. Upon termination for death or disability, all of Mr. Schaefer’s unvested PSUs shall vest. Upon termination by us for cause or by Mr. Schaefer without good reason, his unvested PSUs shall be forfeited. Upon termination by us without cause or by Mr. Schaefer with good reason, that portion of his PSUs subject to vesting in the year of termination based on performance goals achieved as of the termination shall vest.

The Schaefer employment agreement also contains confidentiality provisions and non-competition and non-solicitation provisions for a specified period.

Warren Clamen and Andrew Tarshis

On October 7, 2011, we entered into amendments of the employment agreements dated November 11, 2008, with each of the following executive officers, each of whom is no longer serving as an executive officer of the Company: (i) Andrew Tarshis (this employment agreement, as amended through October 7, 2011, is referred to as the Tarshis employment agreement) and (ii) Warren Clamen (this employment agreement, as amended through October 7, 2011, is referred to as the Clamen employment agreement and, together with the Tarshis employment agreement, the Clamen/Tarshis employment agreements, and each of Mr. Tarshis and Mr. Clamen are referred to in the description of the Clamen/Tarshis employment agreements below as an executive). The Clamen/Tarshis employment agreements provided for the employment of Mr. Tarshis as our executive vice president and general counsel through December 31, 2015 and of Mr. Clamen as our executive vice president and chief financial officer through December 31, 2013.

Under the Clamen employment agreement, Mr. Clamen was entitled to an annual base salary of not less than $450,000 from November 11, 2011 through December 2012 and $475,000 during 2013. Under the Tarshis employment agreement, Mr. Tarshis was entitled to an annual base salary of not less than $450,000 from November 11, 2011 through December 2012 and $475,000, $500,000 and $525,000, during 2013, 2014 and 2015. In addition, each executive was entitled to participate in our executive bonus program and was eligible to receive bonuses of up to 100% of his base salary or such maximum amount available under any executive bonus program generally applicable to our senior executives.

Pursuant to the terms of the Clamen/Tarshis employment agreements, in 2011, Mr. Clamen and Mr. Tarshis received 4,581 shares and 6,871 shares, respectively, of our common stock. In 2012, each executive received 13,405 restricted shares of our common stock, all of which vested immediately. In 2013, Messrs. Clamen and Tarshis received 6,603 and 8,254 shares of restricted stock, respectively. Each executive was also entitled to various benefits, including benefits available to our other senior executives and certain automobile, life insurance and medical benefits.

In addition, pursuant to the Clamen/Tarshis employment agreements, (i) Mr. Clamen was granted an award of 57,648 time-vested 2011 RSUs of the Company’s common stock, which were scheduled to vest in three equal annual installments on December 31, 2012, 2013 and 2014, and an award of 57,648 performance-based 2011 PSUs and (ii) Mr. Tarshis received an award of 76,864 2011 RSUs of the Company’s common stock, which were scheduled to vest in four equal annual installments on December 31 of 2012, 2013, 2014 and 2015, and an award of 76,864 PSUs. Under the Clamen/Tarshis employment agreements, the 2011 RSUs were subject to each executive’s continuous employment with the Company on the applicable vesting date, and were also subject to acceleration under certain circumstances. The 2011 PSUs were subject to vesting based on the Company’s achievement of certain designated performance goals. Both the 2011 RSUs and 2011 PSUs were subject to forfeiture upon the termination of the executive’s employment under certain circumstances. Upon a change in control, any unvested 2011 PSUs and 2011 RSUs were subject to vesting. Upon termination for death or disability, any unvested 2011 PSUs and 2011 RSUs were subject to vesting. Upon termination by the Company for cause or the executive without good reason, unvested 2011 RSUs and 2011 PSUs would be forfeited. Upon termination by the Company without cause or by the executive with good reason, that portion of the 2011 PSUs subject to vesting in the year of termination based on performance goals achieved as of the termination, and any unvested 2011 RSUs, would vest. Additionally, if Mr. Clamen’s employment agreement was not renewed at the end of its term for at least a year, any remaining unvested 2011 PSUs and 2011 RSUs would vest, which they did. The performance goals for the 2011 PSUs are related to the achievement of EBITDA growth, diluted earnings per share growth and Free Cash Flow and the performance goals for 2013 are discussed in “Compensation Discussion & Analysis—2011 PSUs”.

Under the Clamen/Tarshis employment agreements, if the executive’s employment were to have been terminated by us for “cause” or by the executive without “good reason” (as defined in the Clamen/Tarshis employment agreements), he would have received his earned and unpaid base salary through the date of termination and shares of common stock in respect of any of his already vested stock awards. If an executive’s employment were to have been terminated by us without cause or by the executive for good reason, he would have received, in addition to the foregoing, an amount equal to his applicable base salary for the remaining term of the Clamen/Tarshis employment agreement plus any earned but unpaid annual bonus for a prior year (“prior year bonus”) and a pro-rata portion of any bonus for the year of termination (“pro rata bonus”). In addition, any unvested portion of his stock award would have vested. If the employment of an executive were to have been terminated by us without cause or by him for good reason within 12 months of a “change in control” (as defined in the Clamen/Tarshis employment agreements), in addition to the foregoing payments he would also have received an amount equal to $100 less than three times the executive’s “annualized includable compensation for the base period” (as defined in the Internal Revenue Code). If an executive’s employment terminated as a result of his disability or death, the executive or his estate would have been entitled to any earned and unpaid base salary, plus any prior year bonus and pro rata bonus. In addition, any unvested portion of his stock award would have vested.

The Clamen/Tarshis employment agreements also contained confidentiality provisions.

Mr. Tarshis ceased to be an executive officer of the Company in July 2013 and Mr. Clamen ceased to be to be an executive officer of the Company in March 2014. There are no further payments due or owing to either Mr. Tarshis or Mr. Clamen.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information with respect to outstanding equity-based awards at December 31, 2013 for our named executive officers. Andrew Tarshis ceased to be an executive officer of the Company in July 2013, and therefore is not included in the chart.

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options Exerciseable	Number of Securities Underlying Unexercised Options Unexerciseable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Vesting Date of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Name	(#)	(#)	(#)	($)		(#)		($)	(#)		($)
Neil Cole(1)	800,000	—	—	4.62	3/29/2015	68,306	12/31/2014	2,711,748	24,041	(2)	954,427
	200,000	—	—	10.00	12/28/2015	68,306	12/31/2015	2,711,748	341,530		13,558,741
	—	—	—	—	—	—	—	—	341,530		13,558,741
Warren Clamen	—	—	—	—	—	19,216	12/31/2014	762,875	1,304		$51,769
	—	—	—	—	—	6,702	10/17/2014	266, 069	19,216		762,875
	—	—	—	—	—	3,302	5/30/2014	131,089	—		—
	—	—	—	—	—	3,301	5/30/2015	131,050	—		—
	—	—	—	—	—	—	—	—	25,800		1,024,260

David Blumberg	30,000	—	—	20.18	3/9/2017	16,667	12/31/2014	661,680	77,778		3,087,787
	55,000	—	—	20.40	3/30/2017	16,667	12/31/2014	661,680	77,778		3,087,787
	55,000	—	—	23.66	10/3/2014	—	—	—	—		—
	30,000	—	—	20.02	12/17/2014	—	—	—	—		—
	20,000	—	—	13.87	10/2/2015	—	—	—	—		—
	15,000	—	—	17.16	9/21/2019	—	—	—	—		—
	15,000	—	—	11.66	10/29/2014	—	—	—	—		—
	15,000	—	—	16.33	6/3/2015	—	—	—	—		—
	15,000	—	—	22.51	4/26/2016	—	—	—	—		—
	15,000	—	—	18.36	10/26/2016

Jason Schaefer	—	—	—		—	—	—	—
	—	—	—		—	—	—	—	11,897		472,311
	—	—	—		—	—	—	—	11,897		472,311
	—	—	—		—	—	—	—	11,897		472,311

(1)

Mr. Cole was granted 1,181,684 2008 RSUs, and 571,150 2008 PSUs, on February 19, 2008 pursuant to his employment agreement with us. On December 24, 2008, Mr. Cole agreed, in an amendment to his employment agreement, to defer the issuance of 1,181,684 shares of common stock underlying the 2008 RSUs until the earlier of

(i) the date Mr. Cole is no longer employed by either (a) us or (b) any corporation or other entity owning, directly or indirectly, 50% or more of our outstanding common stock, or in which we or any such corporation or other entity owns, directly or indirectly, 50% or more of the outstanding capital stock (determined by aggregate voting rights) or other voting interests or (ii) a change in control (as defined in the employment agreement). In consideration of Mr. Cole’s agreement to delay the distribution to him of such shares of our common stock to which he will be entitled to receive under the 2008 RSUs as noted above, the agreement also provided for an annual cash bonus to be granted to Mr. Cole under our executive incentive bonus plan. The last of these annual cash bonuses were paid for the year ended December 31, 2012. The 1,181,684 2008 RSUs vested in five substantially equal installments on each December 31st, beginning on December 31, 2008, ending on December 31, 2012. The delivery of the shares underlying such RSUs has been deferred as described above. Mr. Cole was granted 204,918 2011 RSUs and 1,219,945 2011 PSUs on June 17, 2011 pursuant to the June 2011 amendment to his employment agreement with us.
(2)	As noted above, Mr. Cole was granted 1,181,684 2008 RSUs and 571,150 2008 PSUs on February 19, 2008 pursuant to his 2008 employment agreement with us. At that time he was also entitled to receive an additional 216,639 2008 PSUs under his 2008 employment agreement. On May 21, 2008, Mr. Cole entered into an agreement with us that provided for the rescission of 256,034 of the previously granted 571,150 2008 PSUs, which rescinded PSUs were then added to 216,639 additional 2008 PSUs he was entitled to under his employment agreement (a total of 472,673 2008 PSUs). These 472,673 2008 PSUs were granted to Mr. Cole in 2009. As noted above, Mr. Cole was granted 204,918 2011 RSUs and 1,219,945 2011 PSUs on June 17, 2011 pursuant to an amendment to his employment agreement with us. In 2014, the Compensation Committee determined that the 78.77% of the EBITDA, and 100% of the diluted earnings per share and free cash flow metrics were achieved, which resulted in the vesting of a total of 382,607 shares underlying PSUs. The performance metrics are more fully described in the “Compensation Discussion and Analysis.” In 2013, the Compensation Committee determined that for 2012, none of the 2008 PSUs were earned and such 2008 PSUs were forfeited. In 2012, the Compensation Committee determined that the $227.8 million EBITDA target was achieved, and, therefore, Mr. Cole earned 78,779 of the 157,558 2008 PSUs that he was eligible to earn for the year ended December 31, 2011. The other performance goals for the 2008 PSUs involving market capitalization and share price were not achieved with respect to the years ended December 31, 2012, 2011 and 2010.

Grant dates and vesting dates for all outstanding equity awards at December 31, 2013 are as follows:

Name	Number of Securities Underlying Unvested Restricted Stock (#)	Number of Securities Underlying Unexercised Options Exercisable (#)	Grant Date	Vesting Date
Neil Cole	—	800,000	3/29/2005	3/29/2005
	—	200,000	12/28/2005	12/28/2005
	24,041	—	6/17/2011	12/31/2013
	68,306	—	6/17/2011	12/31/2014
	341,530	—	6/17/2011	12/31/2014
	68,306	—	6/17/2011	12/31/2015
	341,530	—	6/17/2011	12/31/2015

Warren Clamen(1)	19,216	—	10/7/2011	12/31/2014
	19,216	—	10/7/2011	12/31/2014
	1,404	—	10/7/2011	12/31/2013
	6,702	—	10/17/2012	10/17/2014
	3,302	—	5/30/2013	5/30/2014
	3,301	—	5/30/2013	5/30/2015
	8,400	—	7/1/2013	12/31/2014
	8,400	—	7/1/2013	12/31/2015
	9,000	—	7/1/2013	12/31/2016

David Blumberg	—	30,000	3/9/2007	3/9/2007
	—	55,000	3/30/2007	3/30/2007
	—	55,000	10/3/2007	10/3/2007
	—	30,000	12/17/2007	12/17/2007
	—	20,000	10/2/2008	10/2/2008
	—	15,000	9/22/2009	9/22/2009
	—	15,000	10/30/2009	10/30/2009
	—	15,000	6/3/2010	6/3/2010
	—	15,000	4/26/2011	4/26/2011
	—	15,000	10/26/2011	10/26/2011
	77,778	—	2/15/2013	12/31/2014
	16,667	—	2/15/2013	12/31/2014
	77,778	—	2/15/2013	12/31/2015
	16,667	—	2/15/2013	12/31/2015

Jason Schaefer	11,897	—	9/9/2013	12/31/2014
	11,897	—	9/9/2013	12/31/2015
	11,897	—	9/9/2013	12/31/2016

(1)	Mr. Clamen ceased to be an executive officer of the Company in March 2014.

OPTION EXERCISES AND STOCK VESTED

The following table sets forth certain information regarding exercise of options and vesting of restricted stock held by our named executive officers during the year ended December 31, 2013.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (1) (#)	Value Realized on Exercise(2) ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Neil Cole(3)	—	—	68,306	$2,711,748
	—	—	227,687	9,039,174
	—	—	89,802	3,565,139
	—	—	65,118	2,585,185

Warren Clamen(4)	—	—	2,290	$59,059
	—	—	6,703	217,579
	—	—	19,216	762,875
	—	—	12,819	508,901
	—	—	5,021	199,334
	—	—	6,409	254,437
			4,200	166,740

Andrew Tarshis(5)	—	—	2,290	$59,059

David Blumberg(6)	—	—	16,667	$661,680
	—	—	44,444	1,764,427

Jason Schaefer(7)	—	—	5,949	$236,175

(1)	The number of shares reflects the gross amount issued upon the exercise of the options and does not give effect to the withholding of a portion of the shares by us to satisfy certain withholding tax liability of the person exercising the options.
(2)	Included in this column is the aggregate dollar amount realized by the named executive officer upon exercise of the options.
(3)	Includes 68,306 shares of common stock underlying 2011 RSUs that vested on December 31, 2013 and 382,607 shares of common stock underlying 2011 PSUs that were deemed earned by the compensation committee for the year ended December 31, 2013 as more fully discussed in footnote 2 to the table of Outstanding Equity Awards at Fiscal Year-End and “Compensation Discussion and Analysis—2011 PSUs”.
(4)	Includes 19,216 shares of common stock underlying the 2011 RSUs that vested on December 31, 2013 and 24,233 shares of common stock underlying the 2011 PSUs that were deemed earned by the compensation committee for the year ended December 31, 2013 as more fully discussed in “Compensation Discussion and Analysis—2011 PSUs.” Also includes a discretionary grants of 2,290 and 6,703 shares of restricted stock and 4,200 shares granted pursuant to the executive PSU program based on EBITDA. Mr. Clamen ceased to be an executive officer of the Company in March 2014.
(5)	Mr. Tarshis ceased to be an executive officer of the Company in July 2013.
(6)	Includes 16,667 shares of common stock underlying 2013 RSUs that vested on December 31, 2013 and 44,443 shares of common stock underlying 2013 PSUs that were deemed earned by the compensation committee for the year ended December 31, 2013 as more fully discussed in “Compensation Discussion and Analysis—2013 PSUs”.
(7)	Includes 5,949 shares of common stock underlying the 2013 PSUs that were deemed earned by the compensation committee for the year ended December 31, 2013 as more fully discussed in “Compensation Discussion and Analysis—2013 PSUs.”

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

Covenant	Neil Cole	Warren Clamen(4)	Andrew Tarshis(3)	David Blumberg	Jason Schaefer
Confidentiality	Infinite duration	Infinite duration	Infinite duration	Infinite duration	Infinite duration
Non-solicitation	Two years(1)	None	None	Two years(1)	Three years(5)
Non-competition	One year(1)	None	None	Two years(1)	Three years(5)
Non-interference	(2)	None	None	Two years(1)	Three years(5)
Non-disparagement	Five years(1)	None	None	None	None

(1)	Covenant runs from the date the executive’s employment agreement is terminated.
(2)	Mr. Cole’s employment agreement with us provides that during the term and a period of (i) two years thereafter, Mr. Cole cannot solicit our employees, (ii) one year thereafter, Mr. Cole cannot solicit our customers and (iii) one year thereafter, Mr. Cole may not interfere in any manner with our relationship with our vendors.
(3)	Mr. Tarshis ceased to be an executive officer in July 2013.
(4)	Mr. Clamen ceased to be an executive officer in March 2014.
(5)	Covenant runs from the date of executive’s employment agreement.

Termination Payments (without a change in control)

The table below includes a description and the amount of estimated payments and benefits that would be provided by us (or our successor) to each of the named executive officers under each employment agreement, assuming that a termination circumstance occurred as of December 31, 2013 and a “change in control” had not occurred:

		Estimated Amount of Termination Payment to:
Type of Payment	Termination Event	Neil Cole(1)		Warren Clamen(1)		Andrew Tarshis(1)		Jason Schaefer(1)		David Blumberg(1)
Payment of earned but unpaid salary, unreimbursed expense, and accrued but unused vacation time(2)	Termination for Cause or by executive without Good Reason	none		none		none		none		none
Earned but unpaid bonuses(2)	Termination without Cause or by executive for Good Reason, death or disability	none		none		none		none		none
Lump Sum Severance Payment	Termination without Cause or by executive for Good Reason	$3,000,000	(3)	$—		$—		$1,200,000	(4)	$1,145,333	(4)
Pro rata portion of current year bonuses	Death, Disability termination without Cause, or termination by executive for Good Reason	$2,175,000	(6)	none	(5)	none	(5)	none	(5)	none	(6)
Continued coverage under medical, dental, hospitalization and life insurance plans	Disability, termination without Cause, or termination by executive for Good Reason	$67,843		$45,455		$—		$67,471		$67,795

(1)	See employment agreement descriptions beginning on page 17 for information regarding acceleration of vesting and forfeiture of PSUs and RSUs.
(2)	At December 31, 2013, each named executive officer is assumed to have received all such payments.
(3)	Payable one half in monthly installments, and half on December 31, 2014.
(4)	These amounts are payable in lump sum within 30 days of termination. Assumes that all earned bonuses have been paid.
(5)	All such bonuses are discretionary.
(6)	All such bonuses are performance based.

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

In addition to the payments made upon termination by the Company without cause or termination by the executive for good reason, the employment agreements with Messrs. Tarshis and Clamen provided, and the employment agreement with Mr. Schaefer provides that, if, within twelve months of a “change in control,” their employment is terminated by us without “cause” or they terminate their employment with us for “good reason,” as all such terms are defined in each employment agreement, we are obligated to make a lump-sum severance payment to each such named executive officer equal to $100 less than three times the named executive officer’s “annualized includable compensation for the base period” (as defined in Section 280G of the Internal Revenue Code). Under the same circumstances, the employment agreement with Mr. Blumberg obligates us to make a lump-sum severance payment to Mr. Blumberg equal to $100 less than three times the greater of (i) $400,000 or (ii) the average of the annual cash compensation received by Mr. Blumberg on or after the effective date of his employment agreement in his capacity as an employee of the Company during the “base period” (also as defined in Section 280G of the Internal Revenue Code).

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

The following table quantifies the estimated maximum amount of payments and benefits under our employment agreements and agreements relating to awards granted under our equity incentive and stock option plans to which the named executive officers would have been entitled upon termination of employment if we had terminated their employment without cause within twelve (12) months following a “change in control” of our Company that (by assumption) occurred on December 31, 2013 and prior to the expiration of any employment agreements.

Name	Cash Severance Payment ($)		Continuation of Medical/ Welfare Benefits (Present Value) ($)	Present Value of Accelerated Vesting of Equity Awards ($)(1)		Present Value of Accelerated Payment of Bonus ($)		Total Termination Benefits ($)
Neil Cole	4,500,000	(2)	53,628	29,026,692	(5)	32,625	(6)	33,612,945
Warren Clamen(9)	916,398	(3)	45,455	2,087,847		0		3,049,700
Andrew Tarshis	0		0	0		0		0
Jason Schaefer	1,040,139	(3)	67,471	0	(7)	0		1,107,610
David Blumberg	1,145,547	(3)	67,795	2,150,626	(8)	0		3,363,968

(1)

This amount represents: (a) with respect to all PSUs, or RSUs granted during the 2013 calendar year, the unrealized value of the unvested portion of the respective named executive officer’s PSUs and/or such RSUs based upon the closing price of our common stock on December 31, 2013, and (b) with respect to all other RSUs, the present value of the accelerated vesting of such RSUs. Additionally, (a) with respect to Neil Cole, this amount also represents the unrealized value of 28,888 PSUs that were forfeited on December 31, 2013, and (b) with respect to Warren Clamen, this amount also represents the unrealized value of 1,289 PSUs that were forfeited on December 31, 2013. While the PSUs described in the preceding sentence were forfeited on December 31, 2013, this analysis presumes that such PSUs would have become vested upon a change of control on December 31, 2013. See the descriptions of the employment agreements beginning on page 16 regarding accelerated vesting of and forfeiture of PSUs and RSUs. For 280G purposes, we have assumed that the accelerated vesting of RSUs on a change in control is a “change in control payment.”
(2)	Payable within 60 days of termination.
(3)	Payable within 15 days of termination.
(4)	Payable within 30 days of termination.
(5)	Assumes no “catch-up” vesting of PSUs.
(6)	Represents 2013 bonus payable plus the present value of the accelerated payment date of such bonus due to a change in control.
(7)	Does not include $236,175 of equity awards that vested on December 31, 2013 without regard to a change in control.
(8)	Does not include $2,426,093 of equity awards that vested on December 31, 2013 without regard to a change in control.
(9)	This chart illustrates a hypothetical change of control at December 31, 2013. Mr. Clamen was still an employee of the Company at December 31, 2013; he ceased to be an executive officer of the Company in March 2014. As of the date hereof, we have no further obligations to Mr. Clamen.

DIRECTOR COMPENSATION

The compensation committee determined that for each full year of service as a director of our company during 2013, each non-employee member of the Board would receive a cash payment of $70,000, payable 50% on or about each January 1 and 50% on or about each July 1, and a number of restricted shares of common stock with a fair market value of $100,000 on January 1, vesting 100% on July 1 of each year. In addition, the compensation committee determined that the audit committee chair would receive an annual stipend of $25,000, and the chairs of the compensation committee and nominating and governance committee would receive an annual stipend of $20,000 and $20,000, respectively, each payable each July 1.

The following table sets forth compensation information for 2013 for each person who served as a member of our Board of Directors at any time during 2013 who is not also an executive officer. An executive officer who serves on our Board does not receive additional compensation for serving on the Board. See Summary Compensation Table and Grants of Plan-Based Awards Table for disclosures related to our Chairman of the Board, President and Chief Executive Officer, Neil Cole.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Barry Emanuel	$70,000	$100,000	—	—	—	—	$170,000
Drew Cohen	90,000	100,000	—	—	—	—	190,000
F. Peter Cuneo	95,000	100,000	—	—	—	—	195,000
Mark Friedman	90,000	100,000	—	—	—	—	190,000
James A. Marcum	70,000	100,000	—	—	—	—	170,000
Laurence N. Charney(2)	43,940	100,000	—	—	—	—	143,940

(1)	Represents the aggregate grant date fair value. See Note 6 to Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for a discussion for the relevant assumptions used in calculating grant date fair value. At December 31, 2013 our non-employee directors owned the following unexercised options—Drew Cohen—20,000; Barry Emanuel—50,000.
(2)	Mr. Charney resigned from our board of directors effective August 16, 2013, as previously reported on the Company’s Form 8-K filed on August 16, 2013.

Director Compensation for 2014. Following its annual review of director compensation, the Compensation Committee determined that the director compensation for 2014 shall be $80,000 in cash payable one half on January 1st and one half on July 1st and a number of shares of restricted stock with an aggregate value of $100,000 based on the closing price of the first trading day of each new year, with such shares vesting in full on July 1st of the year of grant. Additionally, each Chairperson of the Audit, Compensation and Governance Committees shall received additional cash payments of $25,000, $20,000 and $15,000, respectively.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table presents information regarding beneficial ownership of our common stock as April 21, 2014 by each of our directors and our named executive officers, all of our executive officers and directors, as a group, and each person known by us to beneficially hold more than five percent of our common stock, based on information obtained from such persons.

Unless indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all securities beneficially owned, subject to community property laws where applicable. The shares “beneficially owned” by a person are determined in accordance with the definition of “beneficial ownership” set forth in the regulations of the SEC and, accordingly, shares of our common stock underlying options, warrants, restricted stock units and other convertible securities that are exercisable or convertible within 60 days of April 21, 2014 and shares of our common stock underlying restricted stock awards that vest within 60 days of April 21, 2014 are deemed to be beneficially owned by the person holding such securities and to be outstanding for purposes of determining such holder’s percentage ownership. The same securities may be beneficially owned by more than one person. Percentage ownership is based on 48,690,460 shares of our common stock outstanding as of April 21, 2014. The address for each beneficial owner, unless otherwise noted, is c/o Iconix Brand Group, Inc. at 1450 Broadway, New York, New York 10018.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned		Percentage of Company’s Outstanding Common Stock Beneficially Owned
Neil Cole	2,955,167	(1)	5.9%
Jeff Lupinacci	0		*
Seth Horowitz	27,025		*
David Blumberg	296,157	(2)	*
Jason Schaefer	3,786		*
Barry Emanuel	76,649	(3)	*
Drew Cohen	32,103		*
F. Peter Cuneo	137,879		*
Mark Friedman	42,467		*
James A. Marcum	44,423		*
BlackRock, Inc. 40 East 42nd Street New York, NY 10022	4,626,978	(4)	9.5%

The Vanguard Group 100 Vanguard Boulevard Malvern, PA 19355	3,066,706	(5)	6.3%

Michael W. Cook Asset Management d/b/a SouthernSun 6070 Poplar Avenue, Suite 300 Memphis, TN 38119	4,232,737	(6)	8.7%

Sarbit Advisory Services One Evergreen Place Winnepeg, Manitoba R3LOE9	3,939,063	(7)	8.1%

Dimensional Fund Advisors LP Palisades West, Building One 6300 Bee Cave Road Austin, Texas 78746	5,434,162	(8)	11.2%

All directors and executive officers as a group (10 persons)	3,615,656	(9)	7.2%

*	Less than 1%
(1)	Includes (i) 1,000,000 shares of common stock issuable upon exercise of options, (ii) 1,181,614 shares of common stock underlying 2008 RSUs that have vested but the delivery of which Mr. Cole has agreed to defer and (iii) 20,000 shares of common stock owned by Mr. Cole’s children. Does not include (i) shares held in Mr. Cole’s account under the Company’s 401(k) savings plan, (ii) 136,612 shares of common stock underlying 2011 RSUs that have not yet vested and (iii) 772,220 2011 PSUs that have not yet vested.
(2)	Includes (i) 75,000 shares of common stock issuable upon exercise of options owned by Mr. Blumberg and (ii) 105,000 shares of common stock issuable upon exercise of options owned by Blumberg Associates, LLC. 82,000 shares are held in a margin account as collateral.
(3)	Includes 40,000 shares of common stock issuance upon exercise of options owned by Mr. Emanuel.
(4)	Based on a Schedule 13G/A filed on January 29, 2014, BlackRock, Inc. is deemed to have beneficial ownership of these shares. Various persons have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, such shares. The BlackRock, Inc., subsidiaries which acquired these shares are BlackRock Japan Co. Ltd.; BlackRock Institutional Trust Company, N.A.; BlackRock Fund Advisors; BlackRock Asset Management Canada Limited; BlackRock Asset Management Australia Limited; BlackRock Advisors, LLC; BlackRock Asset Management Ireland Limited; BlackRock International Limited; BlackRock Investment Management, LLC; BlackRock Advisors (UK) Limited and BlackRock Investment Management (UK) Limited. BlackRock, Inc. has sole voting and dispositive power in respect of these shares.

(5)	Based on a Schedule 13G/A filed on February 11, 2014, The Vanguard Group, Inc. (the “Vanguard Group”) is deemed to have beneficial ownership of these shares, of which (i) 72,942 shares are owned beneficially by Vanguard Fiduciary Trust Company, a wholly owned subsidiary of the Vanguard Group, as a result of its serving as investment manager of collective trust accounts and (ii) 4,400 shares are owned beneficially by Vanguard Investments Australia, Ltd., a wholly owned subsidiary of The Vanguard Group, Inc., as a result of its serving as an investment manager of Australian investment offerings.
(6)	Based on a Schedule 13G filed on February 14, 2014, Michael W. Cook Asset Management d/b/a SouthernSun is deemed to have beneficial ownership of these shares.
(7)	Based on a Schedule 13G filed on February 13, 2014, Sarbit Advisory Services is deemed to have beneficial ownership of these shares.
(8)	Based on a Schedule 13G/A filed on February 10, 2014, Dimensional Fund Advisors LP is deemed to have beneficial ownership of these shares. Dimensional Fund Advisors LP, an investment adviser registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts (such investment companies, trusts and accounts, collectively referred to as the “Funds”). In certain cases, subsidiaries of Dimensional Fund Advisors LP may act as an adviser or sub-adviser to certain Funds. In its role as investment advisor, sub-adviser and/or manager, Dimensional Fund Advisors LP or its subsidiaries (collectively, “Dimensional”) possess voting and/or investment power over the securities of the Issuer that are owned by the Funds, and may be deemed to be the beneficial owner of the shares of the Issuer held by the Funds. However, all securities reported in this schedule are owned by the Funds. Dimensional disclaims beneficial ownership of such securities.
(9)	Includes 1,220,000 shares of common stock issuable upon exercise of options.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2013.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:	1,243,077	$7.63	2,584,184
Equity compensation plans not approved by security holders(1):	260,000	$9.39	—

Total	1,503,077	$7.94	2,584,184

(1)	Represents the aggregate number of shares of common stock issuable upon exercise of 260,000 options issued under the terms of our 2001 Stock Option Plan. These options expire at various dates through December 28, 2015, contain anti-dilution provisions providing for adjustments of the exercise price under certain circumstances and have termination provisions similar to options granted under stockholder approved plans. See Note 6 of Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for a description of our stock option and stock incentive plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Pursuant to its charter, our audit committee must review and approve, where appropriate, all related party transactions.

The Candie’s Foundation

The Candie’s Foundation, a charitable foundation founded by Neil Cole, our chairman, chief executive officer and president, for the purpose of raising national awareness about the consequences of teenage pregnancy, owed us $0.1 million and $0.6 million at December 31, 2013 and December 31, 2012, respectively. The Candie’s Foundation intends to pay off the entire borrowing from us during 2014, although additional advances will be made as and when necessary.

Travel

We recorded expenses of approximately $90,000, $155,000 and $114,000 for fiscal years 2013, 2012 and 2011, respectively, for the hire and use of aircraft solely for business purposes owned by a company in which Neil Cole, our chairman, chief executive officer and president, is the sole owner. We believe that all transactions were made on terms and conditions no less favorable than those available in the marketplace from unrelated parties.

Board Independence

Our Board has determined that Messrs. Cohen, Cuneo, Emanuel, Friedman and Marcum are each an “independent director” under the applicable Listing Rules of NASDAQ.

Item 14. Principal Accounting Fees and Services.

Audit Fees. The aggregate fees billed by BDO USA, LLP for professional services rendered for the audit of the Company’s annual financial statements for 2013 and 2012, internal controls over financial reporting and the reviews of the financial statements included in the Company’s Forms 10-Q, comfort letters and consents related to SEC registration statements and other capital raising activities for 2013 and 2012 totaled approximately $866,400 and $826,500, respectively.

Audit-Related Fees. There were approximately $10,000 and $90,000 aggregate fees billed by BDO USA, LLP for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for 2013 and 2012, respectively, and that are not disclosed in the paragraph captioned “Audit Fees” above. The majority of the audit-related fees in 2012 were related to acquisitions.

Tax Fees. The aggregate fees billed by BDO USA, LLP for professional services rendered for tax compliance and consulting for 2013 and 2012, were approximately $244,100 and $55,000, respectively. There were no fees billed by BDO USA, LLP for professional services rendered for tax advice and tax planning for 2013 and 2012.

All Other Fees. There were no fees billed by BDO USA, LLP, for products and services other than the services described in the paragraphs captioned “Audit Fees”, “Audit-Related Fees”, and “Tax Fees” above for 2013 and 2012.

The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit services provided by BDO USA, LLP in 2013. Consistent with the Audit Committee’s responsibility for engaging the Company’s independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee. The full Audit Committee approves proposed services and fee estimates for these services. The Audit Committee chairperson or their designee has been designated by the Audit Committee to approve any services arising during the year that were not pre-approved by the Audit Committee. Services approved by the Audit Committee chairperson are communicated to the full Audit Committee at its next regular meeting and the Audit Committee reviews services and fees for the fiscal year at each such meeting. Pursuant to these procedures, the Audit Committee approved all the foregoing audit services and permissible non-audit services provided by BDO USA, LLP.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Documents included as part of this Annual Report

1. The following consolidated financial statements are included in this Annual Report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets—December 31, 2013 and 2012

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

ICONIX BRAND GROUP, INC.

Date: April 30, 2014	By:	/s/ Neil Cole
Neil Cole
President and Chief Executive Officer

/s/ Jeff Lupinacci
Jeff Lupinacci
Executive Vice President and Chief Financial Officer

Index to Exhibits

Exhibit Numbers	Description

2.1	Contribution and Sale Agreement dated October 26, 2009 by and among the Company, IP Holder LLC, now known as IP Holdings Unltd LLC, Seth Gerszberg, Suchman LLC, Yakira, L.L.C., Ecko.Complex, LLC, Zoo York LLC and Zoo York THC LLC+(1)

2.2	Membership Interest Purchase Agreement dated as of March 9, 2010 by and between the Company and Purim LLC(2)+

2.3	Purchase Agreement dated as of April 26, 2010 by and among the Company, United Features Syndicate, Inc. and The E.W. Scripps Company(3)+

2.4	Asset Purchase Agreement dated April 26, 2011 by and among Hardy Way LLC, Nervous Tattoo, Inc. and Audigier Brand Management Group, LLC(4)+

2.5	Asset Purchase Agreement dated October 26, 2011 by and between the Company and Sharper Image Acquisition LLC(5)+

2.6	Asset Purchase Agreement dated October 24, 2012 by and among Iconix Brand Group, Inc., Umbro IP Holdings LLC, Iconix Luxembourg Holdings SÀRL, Umbro International Limited, Nike Global Services Pte. Ltd. and NIKE, Inc(6)+

3.1	Certificate of Incorporation, as amended(9)

3.2	Restated and Amended By-Laws(10)

4.1	Indenture, dated May 23, 2011, between the Company and The Bank of New York Mellon Trust, N.A.(11)

4.2	Global Note(11)

4.3	Base Indenture dated November 29, 2012(12)

4.4	Supplemental Indenture dated November 29, 2012(12)

4.5	Supplemental Indenture Series 2013-1 Supplement dated as of June 21, 2013(8)

4.6	Indenture 1.50% Convertible Senior Subordinated Notes Due 2018 dated as of March 18, 2013(39)

4.7	Global Note(39)

10.2	2000 Stock Option Plan of the Company(14)*

10.3	2001 Stock Option Plan of the Company(15)*

10.4	2002 Stock Option Plan of the Company(16)*

10.5	Non-Employee Director Stock Incentive Plan(17)*

10.6	401(K) Savings Plan of the Company(18)

10.7	Employment Agreement between Neil Cole and the Company dated January 28, 2008(7)*

10.8	Option Agreement of Neil Cole dated November 29, 1999(18)*

10.9	The Company’s 2006 Equity Incentive Plan and forms of options granted thereunder(19)*

10.10	Form of Restricted Stock Agreement for officers under the Company’s 2006 Equity Incentive Plan(20)*

10.11	Form of Restricted Stock Agreement for Directors under the Company’s 2006 Equity Incentive Plan(20)*

10.12	Form of Option Agreement under the Company’s 1997 Stock Option Plan(21)*

10.13	Form of Option Agreement under the Company’s 2000 Stock Option Plan(21)*

10.14	Form of Option Agreement under the Company’s 2001 Stock Option Plan(21)*

10.15	Form of Option Agreement under the Company’s 2002 Stock Option Plan(21)*

10.16	Common Stock Purchase Warrant issued to UCC Consulting Corporation(22)

10.17	Note and Security Agreement dated November 7, 2007 made by Artful Holdings, LLC in favor of the Company(23)

10.18	Restricted Stock Grant Agreement dated February 19, 2008 between the Company and Neil Cole(24)*

10.19	Restricted Stock Performance Unit Agreement dated February 19, 2008 between the Company and Neil Cole(24)*

10.20	Lease dated as of November 12, 2007 with respect to the Company’s Executive Offices(24)

10.21	Iconix Brand Group, Inc. Executive Incentive Bonus Plan(25)

10.22	Agreement dated May 2008 between the Company and Neil Cole(26)*

10.23	Agreement dated December 24, 2008 between the Company and Neil Cole(27)*

10.24	Form of restricted stock agreement under the 2009 Equity Incentive Plan*(28)

10.25	Form of stock option agreement under the 2009 Equity Incentive Plan*(28)

10.26	Restricted Stock Performance Unit Agreement with Neil Cole dated September 23, 2009*(28)

10.27	Restricted Stock Agreement with Warren Clamen dated September 22, 2009*(28)

10.28	Restricted Stock Agreement with Andrew Tarshis dated September 22, 2009*(28)

10.29	Employment Agreement dated February 26, 2009 between the Company and David Blumberg*(29)

10.30	Restricted Stock Agreement with David Blumberg dated September 22, 2009*(29)

10.31	Purchase Agreement, dated May 17, 2011, among Iconix Brand Group, Inc., Barclays Capital Inc. and Goldman, Sachs & Co.(11)

10.32	Confirmation of OTC Convertible Note Hedge, dated May 17, 2011, between the Company Inc. and Barclays Capital Inc., acting as agent for Barclays Bank PLC(11)

10.33	Confirmation of OTC Convertible Note Hedge, dated May 17, 2011, between the Company and Goldman, Sachs & Co.(11)

10.34	Confirmation of OTC Warrant Transaction, dated May 17, 2011, between the Company and Barclays Capital Inc., acting as agent for Barclays Bank PLC(11)

10.35	Confirmation of OTC Warrant Transaction, dated May 17, 2011, between the Company and Goldman, Sachs & Co.(11)

10.36	Confirmation of Additional OTC Convertible Note Hedge, dated May 18, 2011, between the Company and Barclays Capital Inc., acting as agent for Barclays Bank PLC(11)

10.37	Confirmation of Additional OTC Convertible Note Hedge, dated May 18, 2011, between the Company and Goldman, Sachs & Co.(11)

10.38	Confirmation of Additional OTC Warrant Transaction, dated May 18, 2011, between the Company and Barclays Capital Inc., acting as agent for Barclays Bank PLC(11)

10.39	Confirmation of Additional OTC Warrant Transaction, dated May 18, 2011, between the Company and Goldman, Sachs & Co.(11)

10.40	Amendment to Employment Agreement between Neil Cole and the Company dated June 17, 2011(30)*

10.41	Restricted Stock Agreement dated June 17, 2011 between the Company and Neil Cole(31)*

10.42	Restricted Stock Performance Unit Agreement dated June 17, 2011 between the Company and Neil Cole(31)*

10.43	Employment Agreement Amendment dated October 7, 2011 between the Company and Warren Clamen(32)*

10.44	Employment Agreement Amendment dated October 7, 2011 between the Company and Andrew Tarshis(32)*

10.45	Revolving Credit Agreement dated as of November 22, 2011 among the Company, as Borrower, and the several banks and other financial institutions or entities from time to time parties thereto, Barclays Capital, the investment banking division of Barclays Bank PLC, Goldman Sachs Bank USA and GE Capital Markets, Inc., as Joint Lead Arrangers and Joint Bookrunners, Goldman Sachs Bank USA and GE Capital Markets, Inc., as Syndication Agents, Barclays Bank PLC, as Documentation Agent, and Barclays Bank PLC, as Administrative Agent(33)

10.46	Guarantee and Collateral Agreement dated as of November 22, 2011 made by the Company and certain of its Subsidiaries in favor of Barclays Bank PLC, as Administrative Agent(33)

10.47	Employment Agreement dated March 5, 2012 between the Company and David Blumberg(34)*

10.48	Class A-1 Note Purchase Agreement dated November 29, 2012 by and among Registrant, Co-Issuers, Certain Conduit Investors, Certain Financial Institutions, Certain Funding Agents, Barclays Bank PLC, as L/C Provider, Barclays Bank PLC as Swingline Lender and Barclays Bank PLC, as Administrative Agent(12)

10.49	Management Agreement dated November 29, 2012 by and among the Co-Issuers, Registrant and Citibank, N.A., as trustee(12)

10.50	Amendment to Employment Agreement entered into February 15, 2013 to be effective February 1, 2013 between the Company and David Blumberg(35)*

10.51	PSU Agreement dated February 15, 2013 between Iconix Brand Group, Inc. and David Blumberg(35)*

10.52	Form of RSU Agreement pursuant to the Amended and Restated 2009 Plan (Executive)(36)*

10.53	Form of RSU Agreement pursuant to the Amended and Restated 2009 Plan (Non-Executive)(36)*

10.54	Form of RSU Agreement pursuant to the Amended and Restated 2009 Plan (Non-employee Director)(36)*

10.55	Amended and Restated 2009 Equity Incentive Plan(36)*

10.56	GAAP Reconciliation++

10.57	Clawback policy form of Acknowledgement(36)*

10.58	Employment Agreement dated as of August 19, 2013 between the Company and Jason Schaefer(37)*

10.59	Employment Agreement Amendment dated as of March 18, 2014 between the Company and Seth Horowitz(38)*

10.60	Employment Agreement dated as of March 18, 2014 between the Company and Jeff Lupinacci(38)*

10.61	Purchase Agreement dated March 12, 2013 between Iconix Brand Group, Inc. and Barclays Capital Inc.(39)*

10.62	Confirmation of OTC Convertible Note Hedge dated March 13, 2013 between Iconix Brand Group, Inc. and Barclays Capital Inc., acting as agent for Barclays Bank PLC(39)*

10.63	Confirmation of Additional OTC Convertible Note Hedge dated March 13, 2013 between Iconix Brand Group, Inc. and Barclays Capital Inc., acting as agent for Barclays Bank PLC(39)*

10.64	Confirmation of OTC Warrant Transaction dated March 13, 2013 between Iconix Brand Group, Inc. and Barclays Capital Inc., acting as agent for Barclays Bank PLC(39)*

10.65	Confirmation of Additional OTC Warrant Transaction dated March 13, 2013 between Iconix Brand Group, Inc. and Barclays Capital Inc., acting as agent for Barclays Bank PLC(39)*

21	Subsidiaries of the Company+++

23	Consent of BDO USA, LLP+++

31.1	Certification of Chief Executive Officer Pursuant To Rule 13a-14 Or 15d-14 Of The Securities Exchange Act Of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002++

31.2	Certification of Principal Financial Officer Pursuant To Rule 13a-14 Or 15d-14 Of The Securities Exchange Act Of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002++

32.1	Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002+++

32.2	Certification of Principal Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002+++

(1)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated October 30, 2009 and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated March 9, 2010 and incorporated by reference herein.
(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated April 26, 2010 and incorporated by reference herein.
(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated April 26, 2011 and incorporated by reference herein.
(5)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated October 26, 2011 and incorporated by reference herein.
(6)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated November 30, 2012 and incorporated by reference herein.
(7)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated January 28, 2008 and incorporated by reference herein.
(8)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated June 21, 2013 and incorporated by reference herein.
(9)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated by reference herein.
(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated August 6, 2012 and incorporated by reference herein.
(11)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated May 17, 2011 and incorporated by reference herein.
(12)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated November 29, 2012 and incorporated by reference herein.
(13)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 1997 and incorporated by reference herein.
(14)	Filed as Exhibit A to the Company’s definitive Proxy Statement dated July 18, 2000 as filed on Schedule 14A and incorporated by reference herein.
(15)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended January 31, 2002 and incorporated by reference herein.
(16)	Filed as Exhibit B to the Company’s definitive proxy statement dated May 28, 2002 as filed on Schedule 14A and incorporated by reference herein.
(17)	Filed as Appendix B to the Company’s definitive Proxy Statement dated July 2, 2001 as filed on Schedule 14A and incorporated by reference herein.
(18)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended January 31, 2003 and incorporated by reference herein.
(19)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated July 31, 2008 and incorporated by reference herein.
(20)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated by reference herein.
(21)	Filed as an exhibit to the Company’s Transition Report on Form 10-K for the transition period from February 1, 2004 to December 31, 2004 and incorporated by reference herein.
(22)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated by reference herein.
(23)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated November 7, 2007 and incorporated by reference herein.
(24)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2007 and incorporated by reference herein.
(25)	Filed as Annex B to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 7, 2008 and incorporated by reference herein.
(26)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 and incorporated by reference herein.
(27)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated December 24, 2008 and incorporated by reference herein.
(28)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and incorporated herein by reference.
(29)	Filed as an exhibit to the Company’s Report on Form 10-K for the year ended December 31, 2009 and incorporated by reference herein.

(30)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated June 17, 2011 and incorporated by reference herein.
(31)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 and incorporated herein by reference.
(32)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated October 7, 2011 and incorporated by reference herein.
(33)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated November 22, 2011 and incorporated by reference herein.
(34)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated March 5, 2012 and incorporated by reference herein.
(35)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated February 15, 2013 and incorporated by reference herein.
(36)	Filed as an exhibit to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2012 and incorporated by reference herein.
(37)	Filed as an exhibit to the Company’s Quarterly Report Form 10-Q for the quarter ended September 30, 2013 and incorporated by reference herein.
(38)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated March 18, 2014 and incorporated by reference herein.
(39)	Filed as an exhibit to the Company’s Current Report on Form 8-K for the event dated March 12, 2013 and incorporated by reference herein.
*	Denotes management compensation plan or arrangement
+	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Iconix Brand Group, Inc. hereby undertakes to furnish supplementally to the Securities and Exchange Commission copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.
**	Portions of this document have been omitted and were filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment, which was granted under Rule 24b-2 of the Securities Exchange Act of 1934.
++	Filed herewith.
+++	Filed with Original Filing.