Form 10-Q
period 2014-03-31
ICONIX BRAND GROUP, INC.
filed 2014-05-09
CIK 857737

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2014

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

Common Stock, $.001 Par Value – 45,800,307 shares as of May 2, 2014.

Part I. Financial Information

Item 1. Financial Statements

Iconix Brand Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except par value)

	March 31, 2014	December 31, 2013
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$152,099	$278,789
Restricted cash—current	57,258	58,858
Accounts receivable, net	117,800	101,190
Deferred income tax assets	4,511	4,160
Other assets—current	27,107	33,631

Total Current Assets	358,775	476,628

Property and equipment:
Furniture, fixtures and equipment	21,518	21,197
Less: Accumulated depreciation	(13,060)	(12,360)

	8,458	8,837

Other Assets:
Other assets	36,810	23,630
Trademarks and other intangibles, net	2,064,174	1,955,644
Deferred financing costs, net	23,700	25,103
Investments and joint ventures	122,038	139,376
Goodwill	232,091	230,976

	2,478,813	2,374,729

Total Assets	$2,846,046	$2,860,194

Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$28,430	$30,482
Deferred revenue	39,374	29,126
Current portion of long-term debt	61,250	61,250
Other liabilities—current	7,000	7,000

Total current liabilities	136,054	127,858

Deferred income tax liability	283,357	260,605
Long-term debt, less current maturities	1,357,834	1,366,069
Deferred revenue, net of current portion	—	724
Other liabilities	12,538	2,996

Total Liabilities	1,789,783	1,758,252

Redeemable Non-Controlling Interest	13,687	—
Commitments and contingencies
Stockholders’ Equity
Common stock, $.001 par value shares authorized 150,000; shares issued 77,877 and 77,048, respectively	78	77
Additional paid-in capital	915,240	910,145
Retained earnings	717,645	657,877
Accumulated other comprehensive loss	16,198	16,486
Less: Treasury stock – 29,093 and 25,920 shares at cost, respectively	(722,809)	(599,816)

Total Iconix Brand Group, Inc. Stockholders’ Equity	926,352	984,769

Non-controlling interest	116,224	117,173

Total Stockholders’ Equity	1,042,576	1,101,942

Total Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Equity	$2,846,046	$2,860,194

See Notes to Unaudited Condensed Consolidated Financial Statements.

Unaudited Condensed Consolidated Income Statements

(in thousands, except earnings per share data)

	Three Months Ended March 31,
	2014	2013
Licensing and other revenue	$116,138	$105,062
Selling, general and administrative expenses	48,202	38,826

Operating income	67,936	66,236
Other (income) expenses:
Interest expense	21,156	14,195
Interest and other income	(38,494)	(328)
Equity earnings on joint ventures	(3,122)	(1,936)

Other (income) expenses—net	(20,460)	11,931
Income before income taxes	88,396	54,305
Provision for income taxes	25,554	15,031

Net income	$62,842	$39,274

Less: Net income attributable to non-controlling interest	$3,074	$5,085

Net income attributable to Iconix Brand Group, Inc.	$59,768	$34,189

Earnings per share:
Basic	$1.21	$0.53

Diluted	$1.03	$0.51

Weighted average number of common shares outstanding:
Basic	49,522	64,208

Diluted	58,051	66,692

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended March 31,
	2014	2013
Net income	$62,842	$39,274
Other comprehensive loss:
Foreign currency translation	(288)	(11,434)

Total other comprehensive loss	(288)	(11,434)

Comprehensive income	$62,554	$27,840

Less: comprehensive income attributable to non-controlling interest	3,074	5,085

Comprehensive income attributable to Iconix Brand Group, Inc.	$59,480	$22,755

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

Three Months Ended March 31, 2014

(in thousands)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury	Non-Controlling
	Shares	Amount	Capital	Earnings	Loss	Stock	Interest	Total
Balance at January 1, 2014	77,048	$77	$910,145	$657,877	$16,486	$(599,816)	$117,173	$1,101,942
Shares issued on exercise of stock options and warrants	125	—	1,861	—	—	—	—	1,861
Shares issued on vesting of restricted stock	704	1	—	—	—	—	—	1
Tax benefit of stock option exercises	—	—	898	—	—	—	—	898
Compensation expense in connection with restricted stock and stock options	—	—	2,515	—	—	—	—	2,515
Shares repurchased on the open market	—	—	—	—	—	(109,422)	—	(109,422)
Cost of shares repurchased on vesting of restricted stock and exercise of stock options	—	—	—	—	—	(13,571)	—	(13,571)
Change in redemption value of redeemable non-controlling interest	—	—	(179)	—	—	—	—	(179)
Net income	—	—	—	59,768	—	—	3,074	62,842
Foreign currency translation	—	—	—	—	(288)	—	—	(288)
Distributions to non-controlling interest holders	—	—	—	—	—	—	(4,023)	(4,023)

Balance at March 31, 2014	77,877	$78	$915,240	$717,645	$16,198	$(722,809)	$116,224	$1,042,576

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Year Ended March 31, 2014	Year Ended March 31, 2013
Cash flows from operating activities:
Net income	$62,842	$39,274
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	695	615
Amortization of trademarks and other intangibles	1,495	1,874
Amortization of deferred financing costs	1,403	832
Amortization of convertible note discount	7,078	3,614
Stock-based compensation expense	2,515	1,895
Non-cash gain on re-measurement of equity investment	(37,893)	—
Provision for doubtful accounts	1,000	1,100
Earnings on equity investments in joint ventures	(3,122)	(1,936)
Distributions from equity investments	997	2,102
Deferred income tax provision	19,733	7,001
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(12,346)	(27,233)
Other assets—current	3,123	(1,484)
Other assets	(9,171)	1,866
Deferred revenue	8,351	13,981
Accounts payable, accrued expenses and other liabilities	7,040	12,111

Net cash provided by operating activities	53,740	55,612

Cash flows used in investing activities:
Purchases of property and equipment	(315)	(117)
Acquisition of interest in Buffalo	—	(76,500)
Acquisition of Lee Cooper	—	(66,667)
Acquisition of interest in Iconix Latin America	(42,000)	—
Proceeds from sale of trademarks	—	7,300
Additional investments in joint ventures	(22)	(37)
Additions to trademarks	(213)	(81)

Net cash used in investing activities	(42,550)	(136,102)

Cash flows (used in) provided by financing activities:
Shares repurchased on the open market	(109,422)	(158,922)
Proceeds from long-term debt	—	392,000
Proceeds from sale of warrants	—	57,707
Payment for purchase of convertible note hedge	—	(84,106)
Payment of long-term debt	(15,313)	(2,500)
Deferred financing costs	—	(113)
Distributions to non-controlling interest holders	(4,023)	(212)
Excess tax benefit from share-based payment arrangements	898	—
Shares repurchased on vesting of restricted stock and exercise of stock options	(13,571)	(2,086)
Proceeds from exercise of stock options and warrants	1,861	122
Restricted cash—current	1,600	(45,172)

Net cash provided by (used in) financing activities	(137,970)	156,718

Effect of exchange rate changes on cash	90	(161)

Net increase in cash and cash equivalents	(126,690)	76,067
Cash and cash equivalents, beginning of period	278,789	238,672

Cash and cash equivalents, end of period	$152,099	$314,739

Supplemental disclosure of cash flow information:

	Three Months Ended March 31,
(in thousands)	2014	2013
Cash paid during the period:
Income taxes	$7	$3,740
Interest	$11,931	$1,093

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2014

(dollars are in thousands (unless otherwise noted) except per share data)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of Iconix Brand Group, Inc. (the “Company”, “we”, “us”, or “our”), all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2014 (“Current Quarter”) are not necessarily indicative of the results that may be expected for a full fiscal year.

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (“FY 2013”).

2. Trademarks and Other Intangibles, net

Trademarks and other intangibles, net consist of the following:

		March 31, 2014		December 31, 2013
(000’s omitted)	Estimated Lives in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Indefinite life trademarks and copyrights	Indefinite	$2,048,859	$—	$1,939,534	$—
Definite life trademarks	10-15	19,625	9,895	19,622	9,531
Non-compete agreements	2-15	940	274	940	215
Licensing contracts	1-9	24,676	19,757	23,979	18,685

		$2,094,100	$29,926	$1,984,075	$28,431

Trademarks and other intangibles, net			$2,064,174		$1,955,644

In February 2014, the Company acquired the 50% interest in Iconix Latin America held by its joint venture partner, thereby increasing its ownership in Iconix Latin America to 100%. As a result of this transaction, Iconix Latin America is consolidated with the Company, which increased the Company’s indefinite life trademarks by $82.4 million. In January 2014, the Company acquired a 1% interest in Iconix Europe, thereby increasing its ownership in Iconix Europe to 51%. As a result of this transaction, Iconix Europe is consolidated with the Company, which increased the Company’s indefinite life trademarks by $27.0 million. See Note 3 for further explanation of these transactions.

Amortization expense for intangible assets for the Current Quarter and for the three months ended March 31, 2013 (the “Prior Year Quarter”) was $1.5 million and $1.9 million, respectively.

The trademarks of Candie’s, Bongo, Joe Boxer, Rampage, Mudd, London Fog, Mossimo, Ocean Pacific, Danskin, Rocawear, Cannon, Royal Velvet, Fieldcrest, Charisma, Starter, Waverly, Ecko, Zoo York, Peanuts, Ed Hardy, Sharper Image, Umbro, Modern Amusement, Buffalo and Lee Cooper have been determined to have an indefinite useful life and accordingly, consistent with ASC Topic 350, no amortization has been recorded in the Company’s unaudited condensed consolidated income statements. Instead, each of these intangible assets are tested for impairment annually and as needed on an individual basis as separate single units of accounting, with any related impairment charge recorded to the statement of operations at the time of determining such impairment. The annual evaluation of the Company’s indefinite-lived trademarks is performed as of October 1, the beginning of the Company’s fourth fiscal quarter. Consistent with ASC Topic 350, there was no impairment of the indefinite-lived trademarks during the Current Quarter or the Prior Year Quarter. Further, as it relates to the Company’s definite-lived trademarks, and consistent with ASC Topic 360, there was no impairment of the definite-lived trademarks during the Current Quarter or the Prior Year Quarter.

3. Acquisitions, Investments and Joint Ventures

Acquisitions

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

During FY 2011, the Company contributed to Iconix Latin America its share of the rights to revenues from IPH Unltd (see below) for the exploitation of the Ecko brands in the Latin America Territory. Also in FY 2011, the Company contributed to Iconix Latin America its rights to the Ed Hardy brands for the Latin America Territory. During FY 2012, the Company contributed to Iconix Latin America the rights to the Zoo York and Sharper Image brands for the Latin America Territory. In aggregate consideration for these contributions, New Brands agreed to pay an aggregate of approximately $5.7 million to the Company. As of December 31, 2013, the balance owed to the Company under this obligation was approximately $1.7 million, $1.2 million of which was included in other assets – current and $0.5 million of which is included in other assets on the Company’s consolidated balance sheet. The Company has recorded the consideration associated with these transactions as other liabilities, which was to be recognized over a period of three years.

Prior to the 2014 Buy-out (defined below), based on the corporate structure, voting rights and contributions of the Company and New Brands, Iconix Latin America was not subject to consolidation. This conclusion was based on the Company’s determination that the entity met the criteria to be considered a “business”, and therefore was not subject to consolidation due to the “business scope exception” of ASC Topic 810. As such, prior to the 2014 Buy-out, the Company had recorded its investment under the equity method of accounting.

In February 2014, the Company purchased from New Brands its 50% interest in Iconix Latin America for $42.0 million, which was funded entirely from cash on hand (the “2014 Buy-out”), thereby taking full ownership of 100 % of the equity interests in Iconix Latin America. The following is a reconciliation of cash paid to New Brands:

(000’s omitted)
Fair value of 50% interest in Iconix Latin America	$42,698
Less: note receivable owed to the Company	(1,695)
Add: accrued distributions due to New Brands	997

Cash paid to New Brands	$42,000

As a result of the 2014 Buy-out and in accordance with ASC Topic 805, the Company recorded a non-cash pre-tax re-measurement gain of approximately $37.9 million, representing the increase in fair value of its original 50% investment in Iconix Latin America. This re-measurement gain is included in interest and other income on the Company’s unaudited condensed consolidated income statement. As a result of the 2014 Buy-out, Iconix Latin America is subject to consolidation and is included in the Company’s unaudited condensed consolidated financial statements at March 31, 2014.

The estimated fair value of the assets acquired, less liabilities assumed, is allocated as follows:

Fair value of 50% interest in Iconix Latin America	$42,698
Value of initial equity investment prior to 2014 Buy-out	4,805
Gain on re-measurement of initial equity investment	37,893

$85,396

Trademarks	82,400
License agreements	700
Cash	1,842
Net working deficit, excluding cash	(676)
Goodwill	1,130

$85,396

The Iconix Latin America trademarks have been determined by management to have an indefinite useful life and accordingly, consistent with ASC Topic 350, no amortization is being recorded in the Company’s consolidated income statements. The goodwill and trademarks are subject to a test for impairment on an annual basis. The $1.1 million of goodwill resulting from the 2014 Buy-out is deductible for income tax purposes.

As of March 31, 2014, the impact of consolidating Iconix Latin America on the Company’s unaudited consolidated balance sheet has increased current assets by $5.2 million, non-current assets by $84.2 million, current liabilities by $0.8 million and total liabilities by $0.8 million. For the Current Quarter, the impact of consolidating Iconix Latin America on the Company’s consolidated income statement has increased licensing and other revenue by $1.1 million and operating income by $1.0 million.

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

Joint Ventures

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

At inception and prior to the January 2014 transaction described below, the Company determined, in accordance with ASC 810, based on the corporate structure, voting rights and contributions of the Company and BIV, that Iconix Europe is not a variable interest entity and was not subject to consolidation. The Company had recorded its investment under the equity method of accounting.

In January 2014, the Company consented to the purchase of BIV’s 50% ownership interest in Iconix Europe by LF Asia Limited (“LF Asia”), an affiliate of Li & Fung Limited. In exchange for this consent, the Company will receive $1.5 million from LF Asia. As a result of this transaction, the Company recorded a gain of $1.5 million, which is included in licensing and other revenue in the Company’s unaudited condensed consolidated income statement for the Current Quarter. Further, as a result of this transaction, the Company acquired an additional 1% equity interest in Iconix Europe from LF Asia, and amended the operating agreement (herein referred to as the “IE Operating Agreement”) thereby increasing its ownership in Iconix Europe to a controlling 51% interest.

The estimated fair value of the assets acquired, less liabilities assumed, is allocated as follows:

Fair value of 50% interest in Iconix Europe	$13,800
Value of initial equity investment prior to this transaction	13,800
Gain on re-measurement of initial equity investment	—

$27,600

Trademarks	27,000
Cash	677
Net working deficit, excluding cash	(77)

$27,600

ASC Topic 810 affirms that consolidation is appropriate when one entity has a controlling financial interest in another entity. As a result of this transaction, the Company owns a 51% membership interest in Iconix Europe compared to the minority owner’s 49% membership interest. Further, the Company believes that the voting and veto rights of the minority shareholder are merely protective in nature and do not provide the minority shareholder with substantive participating rights in Iconix Europe. As such, Iconix Europe is subject to consolidation with the Company, which is reflected in the unaudited condensed consolidated financial statements as of March 31, 2014.

In accordance with ASC Topic 810, the Company recognizes the non-controlling interest of Iconix Europe as equity in consolidated financial statements and separate from the parent’s equity. As such, the amount of net income attributable to the non-controlling interest of Iconix Europe for the Current Quarter has been included in net income attributable to non-controlling interest in the unaudited condensed consolidated income statement in the Current Quarter.

Pursuant to the IE Operating Agreement, for a period following the fifth anniversary of the closing of this transaction (i.e. January 2014) and again following the eighth anniversary of the closing of this transaction, the Company has a call option to purchase, and LF Asia has a put option to initiate the Company’s purchase, LF Asia’s the 49% equity interests in Iconix Europe for a calculated amount as defined in the IE Operating Agreement. As a result of the January 2014 transaction, the Company will carry this redeemable non-controlling interest as mezzanine equity on the Company’s unaudited condensed consolidated balance sheet. The Company will accrete the difference between the fair value of the put option and the non-controlling interest at inception over the five year term of the first put option to additional paid-in-capital on the Company’s balance sheet.

As of March 31, 2014, the impact of consolidating Iconix Europe on the Company’s unaudited consolidated balance sheet has increased current assets by $1.9 million, non-current assets by $27.0 million, current liabilities by $0.7 million and total liabilities by $0.7 million. For the Current Quarter, the impact of consolidating Iconix Europe on the Company’s consolidated income statement has increased licensing and other revenue by $1.0 million and operating income by $0.2 million.

LC Partners U.S.

In March 2014, the Company, through its wholly-owned subsidiary domiciled in Luxembourg, contributed its rights to the Lee Cooper trademarks in the U.S. through a royalty-free perpetual master license agreement to LC Partners U.S. LLC (“LCP”), a then newly formed wholly-owned Delaware limited liability company. Subsequent to this contribution, the Company sold 50% of the equity interests in LCP to Rise Partners LLC (“Rise Partners”) for $4.0 million, of which $0.4 million was received during the Current Quarter and $0.4 million was paid shortly after closing subsequent to the Current Quarter, the remaining $3.2 million to be paid in four equal annual installments on the first throught the fourth anniversaries of the closing date. As of March 31, 2014, $1.2 million of the $3.6 million is included in other assets – current, with the remaining $2.4 million included in other assets in the unaudited condensed consolidated balance sheet. As a result of this transaction the Company recorded a $4.0 million gain, which is included in licensing and other revenue in the unaudited condensed consolidated income statement in the Current Quarter.

At inception, the Company determined, in accordance with ASC 810, based on the corporate structure, voting rights and contributions of the Company and Rise Partners, that LCP is not a variable interest entity and not subject to consolidation. The Company has recorded its investment under the equity method of accounting.

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

$135,989

ASC Topic 810 affirms that consolidation is appropriate when one entity has a controlling financial interest in another entity. The Company owns a 51% membership interest in Alberta ULC compared to the minority owner’s 49% membership interest. Further, the Company believes that the voting and veto rights of the minority shareholder are merely protective in nature and do not provide the minority shareholder with substantive participating rights in Alberta ULC. As such, Alberta ULC is subject to consolidation with the Company, which is reflected in the unaudited condensed consolidated financial statements.

In accordance with ASC Topic 810, the Company recognizes the non-controlling interest of Alberta ULC as equity in the unaudited condensed consolidated financial statements and separate from the parent’s equity. As such, the amount of net income attributable to the non-controlling interest has been included in net income attributable to non-controlling interest in the unaudited condensed consolidated income statement for the Current Quarter.

Iconix Israel Joint Venture

In November 2013, the Company contributed substantially all rights to its wholly-owned and controlled brands in the State of Israel and the geographical regions of the West Bank and the Gaza Strip (together, the “Israel Territory”) to Iconix Israel LLC (“Iconix Israel”), a then newly formed subsidiary of the Company through an exclusive, royalty-free perpetual master license agreement with Iconix Israel. Shortly thereafter, M.G.S. Sports Trading Limited (“MGS”) purchased a 50% interest in Iconix Israel for approximately $3.3 million. MGS paid $1.0 million upon the closing of the transaction and committed to pay an additional $2.3 million over the 36-month period following closing. As a result of this transaction, the Company recorded a gain of $2.3 million, which was included in licensing and other revenue in FY 2013. As of March 31, 2014, of the $2.2 million remaining due to the Company from MGS, approximately $0.8 million is included in other assets – current and $1.4 million is included in other assets on the unaudited condensed consolidated balance sheet.

Pursuant to the Iconix Israel amended and restated operating agreement, for a period following the second anniversary of the closing of this transaction (i.e. November 2013), the Company has a call option to purchase from MGS 5% of the equity interests held by MGS in Iconix Israel for a calculated amount as defined in the amended and restated operating agreement.

At inception, the Company determined, in accordance with ASC 810, based on the corporate structure, voting rights and contributions of the Company and MGS, that Iconix Israel is not a variable interest entity and not subject to consolidation. The Company has recorded its investment under the equity method of accounting.

Iconix Southeast Asia Joint Venture

In October 2013, the Company contributed substantially all rights to its wholly-owned and controlled brands in Indonesia, Thailand, Malaysia, Philippines, Singapore, Vietnam, Cambodia, Laos, Brunei, Myanmar and East Timor (together, the “Southeast Asia Territory”) to Lion Network Limited (“Iconix SE Asia”), a then newly formed subsidiary of the Company through an exclusive, royalty-free perpetual master license agreement with Iconix SE Asia. Shortly thereafter, LF Asia purchased a 50% interest in Iconix SE Asia for $12.0 million. LF Asia paid $7.5 million upon the closing of the transaction and committed to pay an additional $4.5 million over the 24-month period following closing. The Company may earn an additional $2.0 million based on certain criteria relating to the achievement of Iconix SE Asia revenue targets through the year ending December 31, 2014.

As a result of this transaction, the Company recorded a gain of $4.7 million, which was included in licensing and other revenue in FY 2013. As of March 31, 2014, of the $4.5 million remaining due to the Company from LF Asia, $3.5 million is included in other assets—current and $1.0 million is included in other assets on the unaudited condensed consolidated balance sheet.

Pursuant to the Iconix SE Asia shareholders’ agreement, for a period following the second anniversary of the closing of this transaction (i.e. October 2013), the Company has a call option to purchase from LF Asia 5% of the equity interests held by LF Asia in Iconix SE Asia for a calculated amount as defined in the Iconix SE Asia shareholders agreement. Further, following the fifth anniversary and again following the eighth anniversary of the closing of this transaction, the Company has a call option to purchase from LF Asia all of the remaining equity interests held by LF Asia in Iconix SE Asia, and LF Asia has a put option to initiate the Company’s purchase from LF Asia all of the remaining equity interests held by LF Asia in Iconix SE Asia, each for a calculated amount as defined in the Iconix SE Asia shareholders agreement.

At inception, the Company determined, in accordance with ASC 810, based on the corporate structure, voting rights and contributions of the Company and LF Asia, that Iconix SE Asia is not a variable interest entity and not subject to consolidation. The Company has recorded its investment under the equity method of accounting.

Iconix Canada Joint Venture

In June 2013, the Company contributed substantially all economic rights to its brands in Canada to Iconix Canada L.P. and ICO Brands L.P. (together with general partner 8560854 Canada, Inc., “Iconix Canada”), each then a newly formed joint venture with BII and its subsidiaries. In consideration for its aggregate 50% interest in Iconix Canada, BII agreed to pay $17.7 million in cash to the Company, of which approximately $8.8 million was paid upon closing of this transaction in June 2013, the remaining $8.8 million of which is a note payable to the Company to be paid over three years from the date of closing, with final payment in June 2016. Of the $8.2 million note receivable at March 31, 2014, approximately $2.9 million is included in other assets – current, the remaining $5.3 million of which is included in other assets on the unaudited condensed consolidated balance sheet. As a result of this transaction, the Company recognized a gain of approximately $9.8 million which is included in licensing and other revenue on the consolidated income statement for FY 2013.

Pursuant to the limited partnership agreements between the Company and BII and its subsidiaries, between the second and third anniversaries of June 2013, the Company has a call option to purchase from BII and its subsidiaries 5% of the equity interests held by BII and its subsidiaries in Iconix Canada for a calculated amount as defined in the partnership agreements.

At inception, the Company determined, in accordance with ASC 810, based on the corporate structure, voting rights and contributions of the Company and BII, that Iconix Canada is not a variable interest entity and not subject to consolidation. The Company has recorded its investment under the equity method of accounting.

Iconix Australia Joint Venture

In September 2013, the Company formed Iconix Australia, LLC (“Iconix Australia”), a Delaware limited liability company and a wholly-owned subsidiary of the Company, and contributed substantially all rights to its wholly-owned and controlled brands in Australia and New Zealand through an exclusive, royalty-free perpetual master license agreement with Iconix Australia. Shortly thereafter Pac Brands USA, Inc. (“Pac Brands”) purchased a 50% interest in Iconix Australia for $7.2 million in cash, all of which was received upon closing of this transaction in September 2013. As a result of this transaction, the Company recorded a gain of $5.1 million, which is included in licensing and other revenue in the FY 2013.

Following the second anniversary of the closing of this transaction (i.e. September 2013) and for a period of six months thereafter, the Company may exercise a call option to purchase a 5% interest in Iconix Australia from Pac Brands for a calculated amount as defined in the Iconix Australia operating agreement. Subsequent to the earlier of any exercise of the call option by the Company and six months following the second anniversary of the closing of this transaction, Pac Brands may exercise a put option to initiate the purchase of all of Pac Brands’ ownership interests in Iconix Australia by the Company for a calculated amount as defined in the Iconix Australia operating agreement.

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

MG Icon

In March 2010, the Company acquired a 50% interest in MG Icon, the owner of the Material Girl and Truth or Dare brands and trademarks and other rights associated with the artist, performer and celebrity known as “Madonna”, from Purim LLC (“Purim”) for $20.0 million, $4.0 million of which was paid at closing and another $11.0 million of which was paid through March 31, 2014. In connection with the launch of Truth or Dare brand and based on certain qualitative criteria, Purim was entitled to an additional $2.0 million all of which was paid through December 31, 2013. In addition, Purim may be entitled to receive additional consideration based on certain qualitative criteria. As of March 31, 2014 the remaining $7.0 million owed to Purim is included in other current liabilities on the Company’s unaudited condensed consolidated balance sheet.

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

In connection with the Peanuts Operating Agreement, the Company through IE, loaned $17.5 million to Beagle (the “Beagle Note”), the proceeds of which were used to fund Beagle’s capital contribution to Peanuts Holdings in connection with the acquisition of Peanuts Worldwide. The Beagle Note bears interest at 6% per annum, with minimum principal payable in equal annual installments of approximately $2.2 million on June 3, with any remaining unpaid principal balance and accrued interest to be due on June 3, 2015, the Beagle Note maturity date. Principal may be prepaid at any time. The Beagle Note is secured by the membership interest in Peanuts Holdings owned by Beagle. As of March 31, 2014, the current portion of approximately $2.2 million is included in other assets –current in the consolidated balance sheet and the long term portion of $3.6 million is included in other assets.

ASC Topic 810 affirms that consolidation is appropriate when one entity has a controlling financial interest in another entity. The Company owns an 80% membership interest in Peanuts Holdings, compared to the non-controlling owner’s 20% membership interest. As such, Peanuts Holdings is subject to consolidation with the Company, which is reflected in the Company’s unaudited condensed consolidated financial statements as of March 31, 2014.

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

Complex Media Inc.

In September 2013, the Company purchased convertible preferred shares which, on an as converted basis as of the closing date, equaled an approximate 14.4% minority interest in Complex Media Inc. (“Complex Media”), a multi-media lifestyle company which, among other things, owns Complex magazine and its online counterpart, Complex.com, for $25.0 million. At inception, the Company determined, in accordance with ASC 810, based on the corporate structure, voting rights and contributions of the Company that Complex Media is not a variable interest entity and not subject to consolidation. As the Company does not have significant influence over Complex Media, its investment has been recorded under the cost method of accounting.

Unaudited Pro Forma Information

Unaudited pro forma information for the transactions completed in the Current Quarter is not presented, as such pro forma disclosure is not required with respect to such transactions because the effects of such transactions, each by themselves or in the aggregate, are considered immaterial to the Company.

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

(A) Market approach—Uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities

(B) Income approach—Uses valuation techniques to convert future amounts to a single present amount based on current market expectations about those future amounts, including present value techniques, option-pricing models and excess earnings method

(C) Cost approach—Based on the amount that would currently be required to replace the service capacity of an asset (replacement cost)

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

Financial Instruments

As of March 31, 2014 and December 31, 2013, the fair values of cash, receivables and accounts payable approximated their carrying values due to the short-term nature of these instruments. The fair value of notes receivables and note payable from and to our joint venture partners approximate their carrying values, and the fair value of our cost basis investments approximate their carrying values. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on Level One and Level Three inputs including broker quotes or quoted market prices or rates for the same or similar instruments and the related carrying amounts are as follows:

	March 31, 2014		December 31, 2013
(000’s omitted)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$1,419,084	$1,772,224	$1,427,319	$1,786,232

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

Non-Financial Assets and Liabilities

The Company accounts for non-recurring adjustments to the fair values of its non-financial assets and liabilities under ASC Topic 820 using a market participant approach. The Company uses a discounted cash flow model with Level 3 inputs to measure the fair value of its non-financial assets and liabilities. The Company also adopted the provisions of ASC 820 as it relates to purchase accounting for its acquisitions. The Company has goodwill, which is tested for impairment at least annually, as required by ASC Topic 350. Further, in accordance with ASC Topic 350, the Company’s indefinite-lived trademarks are tested for impairment at least annually, on an individual basis as separate single units of accounting. Similarly, consistent with ASC Topic 360 as it relates to accounting for the impairment or disposal of long-lived assets, the Company assesses whether or not there is impairment of the Company’s definite-lived trademarks. There was no impairment, and therefore no write-down, of any of the Company’s long-lived assets during the Current Quarter or FY 2013.

5. Debt Arrangements

The Company’s net carrying amount of debt is comprised of the following:

(000’s omitted)	March 31, 2014	December 31, 2013
Senior Secured Notes	$821,575	$836,888
1.50% Convertible Notes	327,354	323,418
2.50% Convertible Notes	270,155	267,013

Total	$1,419,084	$1,427,319

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

As of March 31, 2014, no amounts under the Variable Funding Notes have been drawn. There is a commitment fee on the unused portion of the Variable Funding Notes facility of 0.5% per annum. It is anticipated that any outstanding principal of and interest on the Variable Funding Notes will be repaid in full on or prior to January 2018. Following the anticipated repayment date, additional interest will accrue on the Variable Funding Notes equal to 5% per annum. The Variable Funding Notes and other credit instruments issued under the Variable Funding Note Purchase Agreement are secured by the collateral described below.

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

The Notes are subject to a series of covenants and restrictions customary for transactions of this type, including (i) that the Co-Issuers maintain specified reserve accounts to be used to make required payments in respect of the Notes, (ii) provisions relating to optional and mandatory prepayments, including mandatory prepayments in the event of a change of control (as defined in the supplemental indentures) and the related payment of specified amounts, including specified make-whole payments in the case of the Senior Secured Notes under certain circumstances, (iii) certain indemnification payments in the event, among other things, the transfers of the assets pledged as collateral for the Notes are in stated ways defective or ineffective and (iv) covenants relating to recordkeeping, access to information and similar matters. The Company has been compliant with all covenants under the Notes from inception through the Current Quarter.

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

As of March 31, 2014, the total principal balance of the Notes is $821.6 million, of which $61.3 million is included in the current portion of long-term debt on the Company’s unaudited condensed consolidated balance sheet. As of March 31, 2014 and December 31, 2013, $47.0 million and $52.4 million, respectively, is included in restricted cash on the consolidated balance sheet and represents short-term restricted cash consisting of collections on behalf of the Securitized Assets, restricted to the payment of principal, interest and other fees on a quarterly basis under the Senior Secured Notes.

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

As of March 31, 2014 and December 31, 2013, the amount of the 1.50% Convertible Notes accounted for as a liability was approximately $327.4 million and $323.4 million, respectively, and is reflected on the consolidated balance sheet as follows:

	March 31,	December 31,
(000’s omitted)	2014	2013
Equity component carrying amount	$49,931	$49,931
Unamortized discount	72,646	76,582
Net debt carrying amount	327,354	323,418

For the Current Quarter and the Prior Year Quarter, the Company recorded additional non-cash interest expense of approximately $3.6 million and $0.6 million, respectively, representing the difference between the stated interest rate on the 1.50% Convertible Notes and the rate for a similar instrument that does not have a conversion feature.

For the Current Quarter and the Prior Year Quarter, cash interest expense relating to the 1.50% Convertible Notes was approximately $1.5 million and $0.2 million, respectively.

The 1.50% Convertible Notes do not provide for any financial covenants.

On March 18, 2013, the Company used a portion of the proceeds from the 1.50% Convertible Notes to repurchase 2,964,000 shares of its common stock in a private transaction with a third party for $69.0 million. See note 6 for further information on our stock repurchase program.

In connection with the sale of the 1.50% Convertible Notes, the Company entered into hedges for the 1.50% Convertible Notes (“1.50% Convertible Note Hedges”) with respect to its common stock with one entity (the “1.50% Counterparty”). Pursuant to the agreements governing these 1.50% Convertible Note Hedges, the Company purchased call options (the “1.50% Purchased Call Options”) from the 1.50% Counterparty covering up to approximately 13.0 million shares of the Company’s common stock. These 1.50% Convertible Note Hedges are designed to offset the Company’s exposure to potential dilution upon conversion of the 1.50% Convertible Notes in the event that the market value per share of the Company’s common stock at the time of exercise is greater than the strike price of the 1.50% Purchased Call Options (which strike price corresponds to the initial conversion price of the 1.50% Convertible Notes and is simultaneously subject to certain customary adjustments). On March 13, 2013, the Company paid an aggregate amount of approximately $84.1 million of the proceeds from the sale of the 1.50% Convertible Notes for the 1.50% Purchased Call Options, of which $29.4 million was included in the balance of deferred income tax assets at March 13, 2013 and is being recognized over the term of the 1.50% Convertible Notes. As of March 31, 2014, the balance of deferred income tax assets related to this transaction was approximately $23.3 million.

The Company also entered into separate warrant transactions with the 1.50% Counterparty whereby the Company, pursuant to the agreements governing these warrant transactions, sold to the 1.50% Counterparty warrants (the “1.50% Sold Warrants”) to acquire up to approximately 13.0 million shares of the Company’s common stock at a strike price of $35.5173 per share of the Company’s common stock. The 1.50% Sold Warrants will become exercisable on June 18, 2018 and will expire by September 1, 2018. The Company received aggregate proceeds of approximately $57.7 million from the sale of the 1.50% Sold Warrants on March 13, 2013.

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

The Company has evaluated the impact of adopting guidance issued under ASC Topic 815 regarding embedded features as it relates to the 1.50% Sold Warrants, and has determined it had no impact on the Company’s results of operations and financial position through March 31, 2014, and will have no impact on the Company’s results of operations and financial position in future fiscal periods.

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

The 2.50% Convertible Notes bear interest at an annual rate of 2.50%, payable semi-annually in arrears on June 1 and December 1 of each year, beginning December 1, 2011. However, the Company recognizes an effective interest rate of 7.25% on the carrying amount of the 2.50% Convertible Notes. The effective rate is based on the rate for a similar instrument that does not have a conversion feature. The 2.50% Convertible Notes will be convertible into cash and, if applicable, shares of the Company’s common stock based on a conversion rate of 32.5169 shares of the Company’s common stock, subject to customary adjustments, per $1,000 principal amount of the 2.50% Convertible Notes (which is equal to an initial conversion price of approximately $30.75 per share) only under the following circumstances: (1) during any fiscal quarter beginning after June 30, 2011 (and only during such fiscal quarter), if the closing price of the Company’s common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is more than 130% of the conversion price per share, which is $1,000 divided by the then applicable conversion rate; (2) during the five business day period immediately following any five consecutive trading day period in which the trading price per $1,000 principal amount of the 2.50% Convertible Notes for each day of that period was less than 98% of the product of (a) the closing price of the Company’s common stock for each day in that period and (b) the conversion rate per $1,000 principal amount of the 2.50% Convertible Notes; (3) if specified distributions to holders of the Company’s common stock are made, as set forth in the indenture governing the 2.50% Convertible Notes (“2.50% Indenture”); (4) if a “change of control” or other “fundamental change,” each as defined in the 2.50% Indenture, occurs; and (5) during the 90 day period prior to maturity of the 2.50% Convertible Notes. If the holders of the 2.50% Convertible Notes exercise the conversion provisions under the circumstances set forth, the Company will need to remit the lower of the principal balance of the 2.50% Convertible Notes or their conversion value to the holders in cash. As such, the Company would be required to classify the entire amount outstanding of the 2.50% Convertible Notes as a current liability in the following quarter. The evaluation of the classification of amounts outstanding associated with the 2.50% Convertible Notes will occur every quarter.

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

As of March 31, 2014 and December 31, 2013, the amount of the 2.50% Convertible Notes accounted for as a liability was approximately $270.2 million and $267.0 million, respectively, and is reflected on the consolidated balance sheet as follows:

	March 31,	December 31,
(000’s omitted)	2014	2013
Equity component carrying amount	$35,996	$35,996
Unamortized discount	29,845	32,987
Net debt carrying amount	270,155	267,013

For the Current Quarter and the Prior Year Quarter, the Company recorded additional non-cash interest expense of approximately $2.8 million and $2.6 million, respectively, representing the difference between the stated interest rate on the 2.50% Convertible Notes and the rate for a similar instrument that does not have a conversion feature.

For each of the Current Quarter and the Prior Year Quarter, cash interest expense relating to the 2.50% Convertible Notes was approximately $1.9 million.

The 2.50% Convertible Notes do not provide for any financial covenants.

In connection with the sale of the 2.50% Convertible Notes, the Company entered into hedges for the 2.50% Convertible Notes (“2.50% Convertible Note Hedges”) with respect to its common stock with two entities (the “2.50% Counterparties”). Pursuant to the agreements governing these 2.50% Convertible Note Hedges, the Company purchased call options (the “2.50% Purchased Call Options”) from the 2.50% Counterparties covering up to approximately 9.8 million shares of the Company’s common stock. These 2.50% Convertible Note Hedges are designed to offset the Company’s exposure to potential dilution upon conversion of the 2.50% Convertible Notes in the event that the market value per share of the Company’s common stock at the time of exercise is greater than the strike price of the 2.50% Purchased Call Options (which strike price corresponds to the initial conversion price of the 2.50% Convertible Notes and is simultaneously subject to certain customary adjustments). On May 23, 2011, the Company paid an aggregate amount of approximately $58.7 million of the proceeds from the sale of the 2.50% Convertible Notes for the 2.50% Purchased Call Options, of which $20.6 million was included in the balance of deferred income tax assets at May 23, 2011 and is being recognized over the term of the 2.50% Convertible Notes. As of March 31, 2014, the balance of deferred income tax assets related to this transaction was approximately $9.0 million.

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

The Company has evaluated the impact of adopting guidance issued under ASC Topic 815 regarding embedded features as it relates to the 2.50% Sold Warrants, and has determined it had no impact on the Company’s results of operations and financial position through March 31, 2014, and will have no impact on the Company’s results of operations and financial position in future fiscal periods.

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

Debt Maturities

As of March 31, 2014, the Company’s debt maturities on a calendar year basis are as follows:

(000’s omitted)	Total	April 1 through December 31, 2014	2015	2016	2017	2018	Thereafter
Senior Secured	$821,575	$45,938	$61,250	$61,250	$61,250	$61,250	$530,637
1.50% Convertible Notes (1)	327,354	—	—	—	—	327,354	—
2.50% Convertible Notes (2)	270,155	—	—	270,155	—	—	—

Total	$1,419,084	$45,938	$61,250	$331,405	$61,250	$388,604	$530,637

(1)	Reflects the net debt carrying amount of the 1.50% Convertible Notes in the consolidated balance sheet as of March 31, 2014, in accordance with accounting for convertible notes. The principal amount owed to the holders of the 1.50% Convertible Notes is $400.0 million.
(2)	Reflects the net debt carrying amount of the 2.50% Convertible Notes in the consolidated balance sheet as of March 31, 2014, in accordance with accounting for convertible notes. The principal amount owed to the holders of the 2.50% Convertible Notes is $300.0 million.

6. Stockholders’ Equity

Stock Repurchase Program

In October 2011, the Company’s Board of Directors authorized a program to repurchase up to $200 million of the Company’s common stock over a period of approximately three years (the “2011 Program”). In February 2013, the Company’s Board of Directors authorized another program to repurchase up to $300 million of the Company’s common stock over a three year period (the “February 2013 Program”). This program was in addition to the 2011 Program, which was fully expended as of February 27, 2013. In July 2013, the Company’s Board of Directors authorized a program to repurchase up to $300 million of the Company’s common stock over a period of approximately three years (“July 2013 Program”). The July 2013 Program was in addition to the February 2013 Program, which was fully expended on August 15, 2013. In February 2014, the Company’s Board of Directors authorized another program to repurchase up to $500 million of the Company’s common stock over a three year period (the “February 2014 Program” and together with the 2011 Program and the February 2013 Program, the “Repurchase Programs”). The February 2014 Program is in addition to the July 2013 Program.

The following table illustrates the activity under the Repurchase Programs, in the aggregate, for the Current Quarter, FY 2013, FY 2012 and FY 2011:

	# of shares repurchased as part of stock repurchase programs	Cost of shares repurchased (in 000’s)
Q1 2014	2,900,000	$109,422
FY 2013	15,812,566	436,419
FY 2012	7,185,257	125,341
FY 2011	1,150,000	19,138

Total, FY 2011 through March 31, 2014	27,047,823	$690,320

As of March 31, 2014, $109.7 million and $500.0 million remained available for repurchase under the July 2013 Program and February 2014 Program, respectively.

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

Shares Reserved for Issuance

At March 31, 2014, 2,542,393 common shares were reserved for issuance under the Amended and Restated 2009 Plan. At March 31, 2014 there were no common shares available for issuance under any previous Company plan.

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

There was no compensation expense related to stock option grants or warrant grants during the Current Quarter or Prior Year Quarter.

Summaries of the Company’s stock options, warrants (other than warrants issued related to our 1.50% Convertible Notes and 2.50% Convertible Notes) and performance related options activity, and related information for the Current Quarter are as follows:

	Options	Weighted Average Exercise Price
Outstanding at January1, 2014	1,313,077	$6.22
Granted	—	—
Canceled	—	—
Exercised	(40,000)	3.81
Expired/Forfeited	—	—

Outstanding at March 31, 2014	1,273,077	$6.30

Exercisable at March 31, 2014	1,273,077	$6.30

Warrants

	Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2014	190,000		$19.80
Granted	—		—
Canceled	—		—
Exercised	(85,000)		(20.32)
Expired/Forfeited	—		—

Outstanding at March 31, 2014	105,000	$

Exercisable at March 31, 2014	105,000		$19.38

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

Restricted stock

Compensation cost for restricted stock is measured as the excess, if any, of the quoted market price of the Company’s stock at the date the common stock is issued over the amount the employee must pay to acquire the stock (which is generally zero). The compensation cost, net of projected forfeitures, is recognized over the period between the issue date and the date any restrictions lapse, with compensation cost for grants with a graded vesting schedule recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards. The restrictions do no affect voting and dividend rights.

The following tables summarize information about unvested restricted stock transactions:

	Shares	Weighted Average Grant Date Fair Value
Non-vested, January 1, 2014	2,770,147	$20.53
Granted	41,791	40.42
Vested	(91,348)	17.41
Forfeited/Canceled	(26,339)	23.79

Non-vested, March 31, 2014	2,694,251	$20.91

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

Compensation expense related to restricted stock grants for the Current Quarter and the Prior Year Quarter was approximately $2.5 million and $1.9 million, respectively. An additional amount of $8.8 million of expense related to time-based restricted shares is expected to be expensed evenly over a period of approximately three years. During the Current Quarter and the Prior Year Quarter, the Company withheld shares valued at $13.6 million and $2.1 million, respectively, of its restricted common stock in connection with net share settlement of restricted stock grants and option exercises.

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

As of March 31, 2014, of the total potentially dilutive shares related to restricted stock-based awards, stock options and warrants, less than 0.1 million were anti-dilutive, compared to 1.4 million as of March 31, 2013.

As of March 31, 2014 and 2013, none of the performance related restricted stock-based awards issued in connection with the Company’s named executive officers were anti-dilutive.

Warrants issued in connection with the Company’s 2.50% Convertible Notes financing were anti-dilutive and therefore not included in this calculation. The 1.50% Convertible Notes and Warrants and the 2.50% Convertible Notes that would be subject to conversion to common stock were dilutive as of March 31, 2014 and therefore have been included in this calculation.

A reconciliation of weighted average shares used in calculating basic and diluted earnings per share follows:

	For the Three Months Ended March 31, (unaudited)
(000’s omitted)	2014	2013
Basic	49,522	64,208
Effect of exercise of stock options	1,117	1,066
Effect of assumed vesting of restricted stock	1,382	1,418
Effect of convertible notes subject to conversion	4,893	—
Effect of convertible notes warrants subject to conversion	1,137	—

Diluted	58,051	66,692

8. Commitments and Contingencies

Normal Course litigation

From time to time, the Company is also made a party to litigation incurred in the normal course of business. While any litigation has an element of uncertainty, the Company believes that the final outcome of any of these routine matters will not have a material effect on the Company’s financial position or future liquidity.

9. Related Party Transactions

The Candie’s Foundation

The Candie’s Foundation, a charitable foundation founded by Neil Cole for the purpose of raising national awareness about the consequences of teenage pregnancy, owed the Company less than $0.1 million at each March 31, 2014 and December 31, 2013. The Candie’s Foundation intends to pay-off the entire borrowing from the Company during 2014, although additional advances will be made as and when necessary.

Travel

The Company recorded expenses of approximately $95 and $39 in the Current Quarter and Prior Year Quarter, respectively, for the hire and use of aircraft solely for business purposes owned by a company in which the Company’s chairman, chief executive officer and president is the sole owner. Management believes that all transactions were made on terms and conditions no less favorable than those available in the marketplace from unrelated parties.

10. Segment and Geographic Data

The Company has one reportable segment, licensing and commission revenue generated from its brands. The geographic regions consist of the United States, Japan and Other (which principally represents Canada and Europe). Revenues attributed to each region are based on the location in which licensees are located.

The net revenues by type of license and information by geographic region are as follows:

	March 31,
	2014	2013
(000’s omitted)
Licensing and other revenue by category:
Direct-to-retail license	$41,681	$40,845
Wholesale license	44,385	58,881
Entertainment and other	30,072	5,336

	$116,138	$105,062

Licensing and other revenue by geographic region:
United States	$83,040	$74,856
Japan	8,888	6,177
Other(1)	24,210	24,029

	$116,138	$105,062

(1)	No single country represented 10% of the Company’s revenues in the periods presented within “Other” on this table.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary. We are a brand management company engaged in licensing, marketing and providing trend direction for a diversified and growing consumer brand portfolio. Our brands are sold across every major segment of retail distribution, from luxury to mass. As of March 31, 2014, we owned the following iconic consumer brands: Candie’s, Bongo, Badgley Mischka, Joe Boxer, Rampage, Mudd, London Fog, Mossimo, Ocean Pacific/OP, Danskin/Danskin Now, Rocawear, Cannon, Royal Velvet, Fieldcrest, Charisma, Starter, Waverly, Ecko, Zoo York, Sharper Image, Umbro and Lee Cooper. In addition, Peanuts Holdings, a joint venture in which we have an 80% controlling investment, owns, through its wholly-owned subsidiary Peanuts Worldwide, the Peanuts brands and characters; Alberta ULC, a joint venture in which we have a 51% controlling investment, owns the Buffalo brand; Hardy Way, a joint venture in which we have an 85% controlling investment, owns the Ed Hardy brands; MG Icon, a joint venture in which we have a 50% investment, owns the Material Girl and Truth or Dare brands; Scion LLC, a joint venture in which we have a 50% controlling investment, owns the Artful Dodger brand and has investments in the BBC and Ice Cream brands; and Icon Modern Amusement, a joint venture in which we have a 51% controlling investment, owns the Modern Amusement brand. We license our brands worldwide through over 1,000 direct-to-retail and wholesale licenses for use across a wide range of product categories, including sportswear, fashion accessories, footwear, entertainment, home products and décor, and beauty and fragrance. Our business model allows us to focus on our core competencies of marketing and managing brands without many of the risks and investment requirements associated with a more traditional operating company.

Our licensing agreements with leading retail and wholesale licensees throughout the world provide us with a predictable stream of guaranteed minimum royalties.

Our growth strategy is focused on increasing licensing revenue from our existing portfolio of brands through the addition of new product categories, expanding the retail penetration of our existing brands and optimizing the sales of our licensees. We will also seek to continue the international expansion of our brands by partnering with leading licensees and/or joint venture partners throughout the world. In addition, we believe we will continue to acquire iconic consumer brands and other asset light businesses with applicability to a wide range of merchandise categories and an ability to further diversify our brand portfolio.

Highlights of Current Quarter

•	Acquisition of additional 50% interest in Iconix Latin America; increased ownership to 100%

•	Acquisition of additional 1% interest in Iconix Europe; increased ownership to 51%

•	Formation of Lee Cooper U.S. joint venture

•	Revenue growth of 11%, from $105.1 million in Prior Year Quarter to $116.1 million in Current Quarter

•	Repurchase of 2.9 million shares of our common stock for $109.4 million

Results of Operations

The Current Quarter compared to the Prior Year Quarter

Licensing and Other Revenue. Licensing and other revenue for the Current Quarter totaled $116.1 million, an 11% increase as compared to $105.1 million for the Prior Year Quarter. The increase of approximately $11.0 million of revenue was primarily related to (i) revenue recognized for the renewal of the license for Peanuts television specials with ABC Networks, (ii) the revenue realized on the formation of our Lee Cooper U.S. joint venture and consolidation of our Iconix Europe joint venture and (iii) recently completed acquisitions (i.e. the acquisition of the Buffalo brand in February 2013 and the acquisition of the Lee Cooper brand in February 2013—see Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements for descriptions of these transactions). This aggregate increase was partially offset by general weakness in revenue related to our men’s brands (particularly Ecko, Rocawear and Ed Hardy), and a decrease in revenue related to our Umbro brand due to the timing of the transition from Nike operated territories to our new licensee base.

Operating Expenses. SG&A totaled $48.2 million for the Current Quarter as compared to $38.8 million for the Prior Year Quarter, an increase of $9.4 million. This increase in SG&A was driven by (i) an increase of $10.9 million in talent expenses related to the incremental increase in revenue in our Peanuts business (see above) and (ii) an increase of $2.2 million in compensation expense primarily due to the timing of bonus compensation. These increases were partially offset by a decrease of $3.6 million in professional fees related to an unconsummated transaction from the Prior Year Quarter.

Operating Income. Operating income for the Current Quarter increased to $67.9 million, or approximately 58% of total revenue, compared to approximately $66.2 million or approximately 63% of total revenue in the Prior Year Quarter.

Other (Income) Expenses – Net. Other income – net was approximately $20.5 million in the Current Quarter as compared to $11.9 million other expense – net in the Prior Year Quarter. Interest expense increased approximately $7.0 million for the following reasons: (i) interest related to our Senior Secured Notes (issued November 2012 and June 2013) was approximately $8.9 million in the Current Quarter as compared to $6.3 million in the Prior Year Quarter due to the second tranche of Senior Secured Notes offered in June 2013 and (ii) interest related to our 1.50% Convertible Notes (issued March 2013) was approximately $5.4 million in the Current Quarter as compared to $0.9 million in the Prior Year Quarter. These increases were partially offset by $1.0 million of interest expense related to our Ecko Note which was extinguished in May 2013. Interest and other income increased $38.2 million from $0.3 million in the Prior Year Quarter to $38.5 million in the Current Quarter due to a $37.9 million non-cash gain in the Current Quarter related to the fair value re-measurement of our original 50% interest in Iconix Latin America – see Note 3 to Notes to Unaudited Condensed Consolidated Financial Statements for a description of this transaction. Our equity earnings on joint ventures increased approximately $1.2 million from approximately $1.9 million in the Prior Year Quarter to $3.1 million in the Current Quarter, primarily due to international joint ventures created after the Prior Year Quarter in 2013—see Note 3 to Notes to Unaudited Condensed Consolidated Financial Statements for a description of these joint ventures.

Provision for Income Taxes. The effective income tax rate for the Current Quarter is approximately 28.9% resulting in a $25.6 million income tax expense, as compared to an effective income tax rate of 27.7% in the Prior Year Quarter which resulted in the $15.0 million income tax expense. The increase in our effective tax rate primarily relates to a smaller portion of our income being generated and permanently reinvested in countries outside the U.S. that have lower statutory rates than the U.S., largely due to the non-cash gain during the Current Quarter on the re-measurement of our investment in Iconix Latin America – see Note 3 to Notes to Unaudited Condensed Consolidated Financial Statements for a description of this transaction.

Net Income. Our net income was approximately $62.8 million in the Current Quarter, compared to net income of approximately $39.3 million in the Prior Year Quarter, as a result of the factors discussed above.

Liquidity and Capital Resources

Liquidity

Our principal capital requirements have been to fund acquisitions, working capital needs, share repurchases and, to a lesser extent, capital expenditures. We have historically relied on internally generated funds to finance our operations and our primary source of capital needs for acquisition has been the issuance of debt and equity securities. At March 31, 2014 and December 31, 2013, our cash totaled $152.1 million and $278.8 million, respectively, not including short-term restricted cash of $57.3 million and $58.9 million, respectively.

We believe that cash from future operations and our currently available cash will be sufficient to satisfy our anticipated working capital requirements for the foreseeable future. We intend to continue financing future brand acquisitions through a combination of cash from operations, bank financing and the issuance of additional equity and/or debt securities. See Note 5 of Notes to the Unaudited Condensed Consolidated Financial Statements for a description of certain prior financings consummated by us.

Changes in Working Capital

At March 31, 2014 and December 31, 2013 the working capital ratio (current assets to current liabilities) was 2.64 to 1 and 3.73 to 1, respectively.

Operating Activities

Net cash provided by operating activities decreased approximately $1.9 million, from $55.6 million in the Prior Year Quarter to $53.7 million in the Current Quarter. This decrease was primarily driven by an aggregate decrease in the change in balance sheet items, as well as an increase in earnings from our equity investments and a decrease in distributions from our equity investments, offset by an increase in the amortization of convertible note discount primarily related to the 1.50% Convertible Notes which were offered in March 2013.

Investing Activities

Net cash used in investing activities in the Current Quarter decreased approximately $93.6 million, from $136.1 million in the Prior Year Quarter to $42.6 million in the Current Quarter. We bought out the remaining 50% interest from our Iconix Latin America joint venture partner in the Current Quarter for $42.0 million in cash, as compared to the acquisition of a 51% interest in Buffalo for $76.5 million in cash and the acquisition of Lee Cooper for $66.7 million in cash in the Prior Year Quarter.

Financing Activities

Net cash used in financing activities was $138.0 million in the Current Quarter, compared to $156.7 million of net cash provided by financing activities in the Prior Year Quarter. In the Prior Year Quarter we issued our 1.50% Convertible Notes which resulted in $365.6 million of net proceeds, which includes the purchase of hedges and sale of warrants. There were no comparable financings in the Current Quarter. This was partially offset by a decrease in share repurchases from $158.9 million in the Prior Year Quarter to $109.4 million in the Current Quarter.

Other Matters

New Accounting Standards

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-08 (ASU 2014-08) “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. It is effective for annual periods beginning on or after December 15, 2014. Early adoption is permitted but only for disposals that have not been reported in financial statements previously issued. We do not expect this new accounting pronouncement to have an impact on our consolidated financial statements.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995. The statements that are not historical facts contained in this report are forward looking statements that involve a number of known and unknown risks, uncertainties and other factors, all of which are difficult or impossible to predict and many of which are beyond our control, which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. These risks are detailed our Form 10-K for the fiscal year ended December 31, 2013 and other SEC filings. The words “believe”, “anticipate,” “expect”, “confident”, “project”, “provide”, “guidance” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date the statement was made.

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

The principal executive officer and principal financial officer also conducted an evaluation of internal control over financial reporting, herein referred to as internal control, to determine whether any changes in internal control occurred during the three months ended March 31, 2014 that may have materially affected or which are reasonably likely to materially affect internal control. Based on that evaluation, there has been no change in the Company’s internal control during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control.

PART II. Other Information

Item 1. Legal Proceedings.

See Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1A. Risk Factors.

In addition to the risk factors disclosed in Part 1, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013, set forth below are certain factors that have affected, and in the future could affect, our operations or financial condition. We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could impact our operations. The risks described below and in our Annual Report on Form 10-K for the year ended December 31, 2013 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our financial condition and/or operating results.

Our existing and future debt obligations could impair our liquidity and financial condition, and in the event we are unable to meet our debt obligations we could lose title to our trademarks.

As of March 31, 2014, our consolidated balance sheet reflects debt of approximately $1,419.1 million, including secured debt of $821.6 million under our Senior Secured Notes. In accordance with ASC 470, our 1.50% Convertible Notes and our 2.50% Convertible Notes are included in our $1,419.1 million of consolidated debt at a net debt carrying value of $327.4 and $270.2 million, respectively; however, the principal amount owed to the holders of our 1.50% Convertible Notes and 2.50% Convertible Notes is $400.0 million (due March 2018) and $300.0 million (due June 2016), respectively. We may also assume or incur additional debt, including secured debt, in the future in connection with, or to fund, future acquisitions. Our debt obligations:

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

In addition, as of March 31, 2014, approximately $55.8 million, or 37%, of our cash was held in foreign subsidiaries. Our investments in these foreign subsidiaries are considered indefinitely reinvested and unavailable for the payment of any U.S. based expenditures, including debt obligations. Any repatriation of cash from these foreign subsidiaries may require the accrual and payment of U.S. federal and certain state taxes, which could negatively impact our results of operations and/or the amount of available funds. While we currently have no intention to repatriate cash from these subsidiaries, should the need arise domestically, there is no guarantee that we could do so without adverse consequences.

While we believe that by virtue of the cash on our balance sheet as of March 31, 2014, our ability to draw down additional funds under a revolving financing facility consisting of variable funding notes, herein referred to as Variable Funding Notes, and the guaranteed minimum and percentage royalty payments due to us under our licenses we will generate sufficient revenues from our licensing operations to satisfy our obligations for the foreseeable future, in the event that we were to fail in the future to make any required payment under agreements governing our indebtedness or fail to comply with the financial and operating covenants contained in those agreements, we would be in default regarding that indebtedness. A debt default could significantly diminish the market value and marketability of our common stock and could result in the acceleration of the payment obligations under all or a portion of our consolidated indebtedness.

A substantial portion of our licensing revenue is concentrated with a limited number of licensees such that the loss of any of such licensees could decrease our revenue and impair our cash flows.

Our licensees Wal-Mart, Target, Kohl’s and Kmart/Sears were our four largest direct-to-retail licensees during the Current Quarter, representing approximately 12%, 8%, 5% and 5%, respectively, of our total revenue for such period. Because we are dependent on these licensees for a significant portion of our licensing revenue, if any of them were to have financial difficulties affecting their ability to make payments, or if any of these licensees decides not to renew or extend any existing agreement with us, or to significantly reduce its sales of licensed products under any of the agreement(s), our revenue and cash flows could be reduced substantially.

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

As of March 31, 2014, goodwill represented approximately $232.1 million, or approximately 8% of our total consolidated assets, and trademarks and other intangible assets represented approximately $2,064.2 million, or approximately 73% of our total consolidated assets. Under current U.S. GAAP accounting standards, goodwill and indefinite life intangible assets, including some of our trademarks, are no longer amortized, but instead are subject to impairment evaluation based on related estimated fair values, with such testing to be done at least annually. While, to date, no impairment write-downs have been necessary, any write-down of goodwill or intangible assets resulting from future periodic evaluations would, as applicable, either decrease our net income or increase our net loss and those decreases or increases could be material.

Convertible note hedge and warrant transactions that we have entered into may affect the value of our common stock.

In connection with the initial sale of our 2.50% Convertible Notes, we purchased convertible note hedges, herein referred to as 2.50% Convertible Note Hedges, from affiliates of Barclays PLC and Goldman Sachs Inc., herein referred to as the 2.50% Hedge Counterparties. At such time, the hedging transactions were expected, but were not guaranteed, to eliminate the potential dilution upon conversion of the 2.50% Convertible Notes. Concurrently, we entered into warrant transactions with the 2.50% Hedge Counterparties, herein referred to as the 2.50% Sold Warrants.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There have been no unregistered sales of equity securities during the Current Quarter. The following table represents information with respect to purchases of common stock made by the Company during the Current Quarter:

Month of purchase	Total number of shares purchased*	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)(2)(3)(4)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January 1 – January 31	12,209	$38.84	1,893,931	$147,477,912
February 1 – February 28	228,033	$38.66	1,006,069	$609,680,075
March 1 – March 31	32,663	$40.53	—	$—

Total	272,905	$38.89	2,900,000	$609,680,075

(1)	On October 27, 2011, the Company announced that the Board of Directors authorized the repurchase of up to $200 million of the Company’s common stock over a period ending October 31, 2015, herein referred to as the 2011 Program. The 2011 Program replaced any prior plan or authorization. The repurchase plan did not obligate the Company to repurchase any specific number of shares and may be suspended at any time at management’s discretion. The 2011 Program was fully expended on February 27, 2013.
(2)	On February 15, 2013, the Board of Directors authorized the repurchase of up to $300 million of the Company’s common stock over a period ending February 15, 2016, herein referred to as the February 2013 Program. The February 2013 Program is in addition to the 2011 Program. The February 2013 Program does not obligate the Company to repurchase any specific number of shares and may be suspended at any time at management’s discretion. The February 2013 Program was fully expended as of August 15, 2013.
(3)	On July 22, 2013, the Board of Directors authorized the repurchase of up to $300 million of the Company’s common stock over a period ending July 22, 2016, herein referred to as the July 2013 Program. The July 2013 Program is in addition to the February 2013 Program and the 2011 Program. The July 2013 Program does not obligate the Company to repurchase any specific number of shares and may be suspended at any time at management’s discretion.
(4)	On February18, 2014, the Board of Directors authorized the repurchase of up to $500 million of the Company’s common stock over a period ending February 18, 2017, herein referred to as the 2014 Program. The 2014 Program is in addition to prior programs. The 2014 Program does not obligate the Company to repurchase any specific number of shares and may be suspended at any time at management’s discretion.
*	Amounts not purchased under the repurchase plan represent shares surrendered to the Company to pay withholding taxes due upon the vesting of restricted stock.

Item 6. Exhibits

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

Exhibit 31.1	Certification of Chief Executive Officer Pursuant To Rule 13a-14 or 15d-14 of The Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002*

Exhibit 31.2	Certification of Chief Financial Officer Pursuant To Rule 13a-14 or 15d-14 of The Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002*

Exhibit 32.1	Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002*

Exhibit 32.2	Certification of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002*

Exhibit 101.INS	XBRL Instance Document*

Exhibit 101.SCH	XBRL Schema Document*

Exhibit 101.CAL	XBRL Calculation Linkbase Document*

Exhibit 101.DEF	XBRL Definition Linkbase Document*

Exhibit 101.LAB	XBRL Label Linkbase Document*

Exhibit 101.PRE	XBRL Presentation Linkbase Document*

*	Filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Iconix Brand Group, Inc.
(Registrant)

Date: May 9, 2014	/s/ Neil Cole
Neil Cole
Chairman of the Board, President and Chief Executive Officer

Date: May 9, 2014	/s/ Jeff Lupinaci
Jeff Lupinacci
Executive Vice President and Chief Financial Officer