Form 10-Q
period 2014-06-30
ICONIX BRAND GROUP, INC.
filed 2014-08-06
CIK 857737

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.001 Par Value – 48,033,232 shares as of August 5, 2014.

Part I. Financial Information

Item 1.	Financial Statements

Iconix Brand Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except par value)

	June 30, 2014	December 31, 2013
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$131,864	$278,789
Restricted cash—current	60,554	58,858
Accounts receivable, net	135,045	101,190
Deferred income tax assets	5,040	4,160
Other assets—current	24,398	33,631

Total Current Assets	356,901	476,628

Property and equipment:
Furniture, fixtures and equipment	21,991	21,197
Less: Accumulated depreciation	(13,774)	(12,360)

	8,217	8,837

Other Assets:
Other assets	44,022	23,630
Trademarks and other intangibles, net	2,055,235	1,955,644
Deferred financing costs, net	20,944	25,103
Investments and joint ventures	127,226	139,376
Goodwill	232,067	230,976

	2,479,494	2,374,729

Total Assets	$2,844,612	$2,860,194

Liabilities, Redeemable Non-Controlling Interest and Debt, and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$27,548	$30,482
Deferred revenue	31,404	29,126
Current portion of long-term debt	666,109	61,250
Other liabilities—current	7,000	7,000

Total current liabilities	732,061	127,858

Deferred income tax liability	294,527	260,605
Long-term debt, less current maturities	745,013	1,366,069
Deferred revenue, net of current portion	—	724
Other liabilities	12,425	2,996

Total Liabilities	1,784,026	1,758,252

Redeemable Non-Controlling Interest	13,866	—
Equity component of currently redeemable convertible notes	95,141	—
Commitments and contingencies

Stockholders’ Equity
Common stock, $.001 par value shares authorized 150,000; shares issued 78,049 and 77,048, respectively	78	77
Additional paid-in capital	827,505	910,145
Retained earnings	752,964	657,877
Accumulated other comprehensive loss	13,866	16,486
Less: Treasury stock – 29,906 and 25,920 shares at cost, respectively	(758,099)	(599,816)

Total Iconix Brand Group, Inc. Stockholders’ Equity	836,314	984,769

Non-controlling interest	115,265	117,173

Total Stockholders’ Equity	951,579	1,101,942

Total Liabilities, Redeemable Non-Controlling Interest and Debt, and Stockholders’ Equity	$2,844,612	$2,860,194

See Notes to Unaudited Condensed Consolidated Financial Statements.

Unaudited Condensed Consolidated Income Statements

(in thousands, except earnings per share data)

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Income

(in thousands, except earnings per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Licensing and other revenue	$118,943	$115,125	$235,081	$220,187
Selling, general and administrative expenses	44,293	43,611	92,495	82,437

Operating income	74,650	71,514	142,586	137,750
Other (income) expenses:
Interest expense	21,247	19,097	42,403	33,292
Interest and other income	(482)	(5,995)	(38,976)	(6,323)
Equity earnings on joint ventures	(5,675)	(2,264)	(8,797)	(4,200)

Other (income) expenses – net	15,090	10,838	(5,370)	22,769

Income before income taxes	59,560	60,676	147,956	114,981
Provision for income taxes	20,778	18,661	46,332	33,692

Net income	$38,782	$42,015	$101,624	$81,289

Less: Net income attributable to non-controlling interest	$3,463	$3,299	$6,537	$8,384

Net income attributable to Iconix Brand Group, Inc.	$35,319	$38,716	$95,087	$72,905

Earnings per share:
Basic	$0.73	$0.69	$1.94	$1.21

Diluted	$0.60	$0.66	$1.63	$1.16

Weighted average number of common shares outstanding:
Basic	48,551	56,405	49,034	60,316

Diluted	58,595	58,994	58,237	62,853

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$38,782	$42,015	$101,624	$81,289
Other comprehensive income:
Foreign currency translation	(2,332)	4,239	(2,620)	(7,195)

Total other comprehensive income	(2,332)	4,239	(2,620)	(7,195)

Comprehensive income	$36,450	$46,254	$99,004	$74,094

Less: comprehensive income attributable to non-controlling interest	3,463	3,299	6,537	8,384

Comprehensive income attributable to Iconix Brand Group, Inc.	$32,987	$42,955	$92,467	$65,710

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

Six Months Ended June 30, 2014

(in thousands)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury	Non-Controlling
	Shares	Amount	Capital	Earnings	Loss	Stock	Interest	Total
Balance at January 1, 2014	77,048	$77	$910,145	$657,877	$16,486	$(599,816)	$117,173	$1,101,942
Shares issued on exercise of stock options and warrants	277	—	3,440	—	—	—	—	3,440
Shares issued on vesting of restricted stock	724	1	—	—	—	—	—	1
Tax benefit of stock option exercises	—	—	1,172	—	—	—	—	1,172
Compensation expense in connection with restricted stock and stock options	—	—	8,247	—	—	—	—	8,247
Shares repurchased on the open market	—	—	—	—	—	(144,312)	—	(144,312)
Cost of shares repurchased on vesting of restricted stock and exercise of stock options	—	—	—	—	—	(13,971)	—	(13,971)
Change in redemption value of redeemable non-controlling interest	—	—	(358)	—	—	—	—	(358)
Equity component of currently redeemable convertible notes			(95,141)					(95,141)
Net income	—	—		95,087	—	—	6,537	101,624
Foreign currency translation	—	—	—	—	(2,620)	—	—	(2,620)
Distributions to non-controlling interest holders	—	—	—	—	—	—	(8,445)	(8,445)

Balance at June 30, 2014	78,049	$78	$827,505	$752,964	$13,866	$(758,099)	$115,265	$951,579

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Cash flows from operating activities:
Net income	$101,624	$81,289
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	1,404	1,241
Amortization of trademarks and other intangibles	2,468	3,781
Amortization of deferred financing costs	2,711	1,727
Amortization of convertible note discount	14,428	10,537
Stock-based compensation expense	8,247	7,931
Non-cash gain on re-measurement of equity investment	(37,893)	—
Provision for doubtful accounts	1,956	2,140
Earnings on equity investments in joint ventures	(8,797)	(4,200)
Distributions from equity investments	4,767	3,034
Gain on sale of securities	—	(5,395)
Deferred income tax provision	27,911	8,412
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(30,646)	(20,403)
Other assets—current	5,860	(3,145)
Other assets	(18,592)	(2,185)
Deferred revenue	433	18,968
Accounts payable, accrued expenses and other liabilities	8,350	(1,780)

Net cash provided by operating activities	84,231	101,952

Cash flows used in investing activities:
Purchases of property and equipment	(851)	(668)
Acquisition of interest in IPH Unltd	—	(45,000)
Acquisition of interest in Buffalo	—	(76,500)
Acquisition of Lee Cooper	—	(66,667)
Gain on sale of securities	—	5,395
Acquisition of interest in Iconix Latin America	(42,000)	—
Proceeds from sale of trademarks	9,168	16,141
Additional investments in joint ventures	(2,500)	(37)
Additions to trademarks	(295)	(126)

Net cash used in investing activities	(36,478)	(167,462)

Cash flows (used in) provided by financing activities:
Shares repurchased on the open market	(144,312)	(302,764)
Proceeds from long-term debt	—	662,188
Proceeds from sale of warrants	—	57,707
Payment for purchase of convertible note hedge	—	(84,106)
Payment of long-term debt	(30,624)	(67,500)
Deferred financing costs	—	(3,839)
Acquisition of interest in MG Icon		(3,000)
Distributions to non-controlling interest holders	(8,445)	(4,294)
Excess tax benefit from share-based payment arrangements	1,172	—
Shares repurchased on vesting of restricted stock and exercise of stock options	(13,971)	(2,488)
Proceeds from exercise of stock options and warrants	3,440	122
Restricted cash—current	(1,696)	(31,406)

Net cash provided by (used in) financing activities	(194,436)	220,620

Effect of exchange rate changes on cash	(242)	(468)
Net increase (decrease) in cash and cash equivalents	(146,925)	154,642

Cash and cash equivalents, beginning of period	278,789	238,672

Cash and cash equivalents, end of period	$131,864	$393,314

Supplemental disclosure of cash flow information:

	Six Months Ended June 30,
(in thousands)	2014	2013
Cash paid during the period:
Income taxes	$3,508	$16,022
Interest	$24,448	$16,999
Non-cash investing activities:
Sale of trademarks for note receivable	$4,516	$7,294

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2014

(dollars are in thousands (unless otherwise noted) except per share data)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of Iconix Brand Group, Inc. (the “Company”, “we”, “us”, or “our”), all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months (“Current Quarter”) and the six months (“Current Six Months”) ended June 30, 2014 are not necessarily indicative of the results that may be expected for a full fiscal year.

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (“FY 2013”).

2. Trademarks and Other Intangibles, net

Trademarks and other intangibles, net consist of the following:

		June 30, 2014		December 31, 2013
(000’s omitted)	Estimated Lives in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Indefinite life trademarks and copyrights	Indefinite	$2,040,893	$—	$1,939,534	$—
Definite life trademarks	10-15	19,628	10,258	19,622	9,531
Non-compete agreements	2-15	940	332	940	215
Licensing contracts	1-9	24,652	20,288	23,979	18,685

		$2,086,113	$30,878	$1,984,075	$28,431

Trademarks and other intangibles, net			$2,055,235		$1,955,644

In June 2014, the Company contributed certain trademarks in Korea, Europe and Turkey to its Iconix Southeast Asia joint venture, thereby decreasing indefinite-lived trademarks by approximately $3.6 million. Also in June 2014, the Company sold the exclusive right to use the “sharperimage.com” domain name and Sharper Image trademark in connection with the operation of a branded website and catalog distribution in specified jurisdictions, thereby decreasing indefinite-lived trademarks by approximately $2.2 million.

In February 2014, the Company acquired the 50% interest in Iconix Latin America held by its joint venture partner, thereby increasing its ownership in Iconix Latin America to 100%. As a result of this transaction, Iconix Latin America is now consolidated with the Company, which increased the Company’s indefinite life trademarks by $82.4 million. In January 2014, the Company acquired a 1% interest in Iconix Europe, thereby increasing its ownership in Iconix Europe to 51%. As a result of this transaction, Iconix Europe is now consolidated with the Company, which increased the Company’s indefinite life trademarks by $27.0 million. See Note 3 for further explanation of these transactions.

Amortization expense for intangible assets for the Current Quarter and for the three months ended June 30, 2013 (the “Prior Year Quarter”) was $1.0 million and $1.9 million, respectively. Amortization expense for intangible assets for the Current Six Months and for the six months ended June 30, 2013 (the “Prior Year Six Months”) was $2.5 million and $3.8 million, respectively.

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

In February 2014, the Company purchased from New Brands its 50% interest in Iconix Latin America for $42.0 million, which was funded entirely from cash on hand (the “2014 Buy-out”), thereby taking full ownership of 100% of the equity interests in Iconix Latin America. The following is a reconciliation of cash paid to New Brands:

(000’s omitted)
Fair value of 50% interest in Iconix Latin America	$42,698
Less: note receivable owed to the Company	997

Add: accrued distributions due to New Brands	(1,695)

Cash paid to New Brands	$42,000

As a result of the 2014 Buy-out and in accordance with ASC Topic 805, the Company recorded a non-cash pre-tax re-measurement gain of approximately $37.9 million, representing the increase in fair value of its original 50% investment in Iconix Latin America. This re-measurement gain is included in interest and other income on the Company’s unaudited condensed consolidated income statement in the Current Six Months. Further, as a result of the 2014 Buy-out, the balance owed to the Company from New Brands was settled. As a result of the 2014 Buy-out, Iconix Latin America is subject to consolidation and is included in the Company’s unaudited condensed consolidated financial statements at June 30, 2014.

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

As of June 30, 2014, the impact of consolidating Iconix Latin America on the Company’s unaudited consolidated balance sheet has increased current assets by $6.8 million, non-current assets by $84.3 million, current liabilities by $0.9 million and total liabilities by $0.9 million. For the Current Six Months, the impact of consolidating Iconix Latin America on the Company’s consolidated income statement has increased licensing and other revenue by $3.2 million and operating income by $2.7 million.

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

Joint Ventures

Iconix Europe

In December 2009, the Company contributed substantially all rights to its brands in the European Territory (defined as all member states and candidate states of the European Union and certain other European countries) to Iconix Europe LLC, a then newly formed wholly-owned subsidiary of the Company (“Iconix Europe”). Also in December 2009 and shortly after the formation of Iconix Europe, an investment group led by The Licensing Company and Albion Equity Partners LLC purchased a 50% interest in Iconix Europe through Brand Investments Vehicles Group 3 Limited (“BIV”), to assist the Company in developing, exploiting, marketing and licensing the Company’s brands in the European Territory. In consideration for its 50% interest in Iconix Europe, BIV agreed to pay $4.0 million, of which $3.0 million was paid upon closing of this transaction in December 2009 and the remaining $1.0 million of which was paid in January 2011. As a result of this transaction, the Company recognized a gain of approximately $7.0 million for 2009 which is included in licensing and other revenue on the consolidated income statement in 2009. Pursuant to the terms of the Iconix Europe operating agreement and subject to certain conditions, the Company was entitled to recognize a preferred profit distribution from Iconix Europe of at least $6.0 million, after which all profits and losses are recognized 50/50 in accordance with each principal’s membership interest percentage.

At inception and prior to the January 2014 transaction described below, the Company determined, in accordance with ASC 810, based on the corporate structure, voting rights and contributions of the Company and BIV, that Iconix Europe is not a variable interest entity and was not subject to consolidation. The Company had recorded its investment under the equity method of accounting.

In January 2014, the Company consented to the purchase of BIV’s 50% ownership interest in Iconix Europe by LF Asia Limited (“LF Asia”), an affiliate of Li & Fung Limited. In exchange for this consent, the Company received $1.5 million from LF Asia. As a result of this transaction, the Company recorded a gain of $1.5 million, which is included in licensing and other revenue in the Company’s unaudited condensed consolidated income statement for the Current Six Months. In addition, the Company acquired an additional 1% equity interest in Iconix Europe from LF Asia, and amended the operating agreement (herein referred to as the “IE Operating Agreement”) thereby increasing its ownership in Iconix Europe to a controlling 51% interest and reducing its preferred profit distribution from Iconix Europe to $3.0 million after which all profits and losses are recognized 51/49 in accordance with each principal’s membership interest percentage

The estimated fair value of the assets acquired, less liabilities assumed, is allocated as follows:

Fair value of 50% interest in Iconix Europe	$13,800
Value of initial equity investment prior to this transaction	13,800
Gain on re-measurement of initial equity investment	—

$27,600

Trademarks	27,000
Cash	677
Net working deficit, excluding cash	(77)

$27,600

ASC Topic 810 affirms that consolidation is appropriate when one entity has a controlling financial interest in another entity. As a result of this transaction, the Company owns a 51% membership interest in Iconix Europe compared to the minority owner’s 49% membership interest. Further, the Company believes that the voting and veto rights of the minority shareholder are merely protective in nature and do not provide the minority shareholder with substantive participating rights in Iconix Europe. As such, Iconix Europe is subject to consolidation with the Company, which is reflected in the unaudited condensed consolidated financial statements as of June 30, 2014.

In accordance with ASC Topic 810, the Company recognizes the non-controlling interest of Iconix Europe as equity in consolidated financial statements and separate from the parent’s equity. As such, the amount of net income attributable to the non-controlling interest of Iconix Europe for the Current Quarter and Current Six Months has been included in net income attributable to non-controlling interest in the unaudited condensed consolidated income statement.

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

As of June 30, 2014, the impact of consolidating Iconix Europe on the Company’s unaudited consolidated balance sheet has increased current assets by $2.4 million, non-current assets by $27.0 million, current liabilities by $1.1 million and total liabilities by $1.1 million. For the Current Six Months, the impact of consolidating Iconix Europe on the Company’s consolidated income statement has increased licensing and other revenue by $1.5 million and operating income by $0.3 million.

LC Partners U.S.

In March 2014, the Company, through its wholly-owned subsidiary domiciled in Luxembourg, contributed its rights to the Lee Cooper trademarks in the U.S. through a royalty-free perpetual master license agreement to LC Partners U.S. LLC (“LCP”), a then newly formed wholly-owned Delaware limited liability company. Subsequent to this contribution, the Company sold 50% of the equity interests in LCP to Rise Partners LLC (“Rise Partners”) for $4.0 million, of which $0.8 million was received during the Current Six Months, with the remaining $3.2 million to be paid in four equal annual installments on the first through the fourth anniversaries of the closing date. As of June 30, 2014, $0.8 million of the $3.2 million is included in other assets – current, with the remaining $2.4 million included in other assets in the unaudited condensed consolidated balance sheet. As a result of this transaction the Company recorded a $4.0 million gain, which is included in licensing and other revenue in the unaudited condensed consolidated income statement in the Current Six Months.

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

The fair value of the assets acquired is allocated as follows:

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

Iconix Israel Joint Venture

In November 2013, the Company contributed substantially all rights to its wholly-owned and controlled brands in the State of Israel and the geographical regions of the West Bank and the Gaza Strip (together, the “Israel Territory”) to Iconix Israel LLC (“Iconix Israel”), a then newly formed subsidiary of the Company through an exclusive, royalty-free perpetual master license agreement with Iconix Israel. Shortly thereafter, M.G.S. Sports Trading Limited (“MGS”) purchased a 50% interest in Iconix Israel for approximately $3.3 million. MGS paid $1.0 million upon the closing of the transaction and committed to pay an additional $2.3 million over the 36-month period following closing. As a result of this transaction, the Company recorded a gain of $2.3 million at the closing, which was included in licensing and other revenue in FY 2013. As of June 30, 2014, of the $2.0 million remaining due to the Company from MGS, approximately $0.8 million is included in other assets – current and $1.2 million is included in other assets on the unaudited condensed consolidated balance sheet.

Pursuant to the Iconix Israel amended and restated operating agreement, for a period following the second anniversary of the closing of this transaction (i.e. November 2013), the Company has a call option to purchase from MGS 5% of the equity interests held by MGS in Iconix Israel for a calculated amount as defined in the amended and restated operating agreement.

At inception, the Company determined, in accordance with ASC 810, based on the corporate structure, voting rights and contributions of the Company and MGS, that Iconix Israel is not a variable interest entity and is not subject to consolidation. The Company has recorded its investment under the equity method of accounting.

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

In June 2014, the Company contributed substantially all rights to its wholly-owned and controlled brands in the Republic of Korea, and its Ecko, Zoo York, Ed Hardy and Sharper Image Brands in the European Uniton, and Tutkery, in each case, to Iconix SE Asia. In return, LF Asia agreed to pay the Company $15.9 million, of which $4.0 million was paid at closing. As a result of this transaction, the Company recorded a gain of $13.6 million in the Current Quarter, which is included in licensing and other revenue in the unaudited condensed consolidated income statement.

As of June 30, 2014, of the $15.9 million remaining due to the Company from LF Asia, $7.5 million is included in other assets—current and $8.4 million is included in other assets on the unaudited condensed consolidated balance sheet.

Pursuant to the Iconix SE Asia shareholders’ agreement, for a period following the second anniversary of the closing of this transaction (i.e. October 2013), the Company has a call option to purchase from LF Asia 5% of the equity interests held by LF Asia in Iconix SE Asia for a calculated amount as defined in the Iconix SE Asia shareholders agreement. Further, following the fifth anniversary and again following the eighth anniversary of the closing of this transaction, the Company has a call option to purchase from LF Asia all of the remaining equity interests held by LF Asia in Iconix SE Asia, or the right to the Europe territory, the Southeast Asia territory or the Korean territory on an individual basis, and LF Asia has a put option to initiate the Company’s purchase from LF Asia all of the remaining equity interests held by LF Asia in Iconix SE Asia, in each case for a calculated amount as defined in the Iconix SE Asia shareholders agreement.

At inception, the Company determined, in accordance with ASC 810, based on the corporate structure, voting rights and contributions of the Company and LF Asia, that Iconix SE Asia is not a variable interest entity and not subject to consolidation. The Company has recorded its investment under the equity method of accounting.

Iconix Canada Joint Venture

In June 2013, the Company contributed substantially all economic rights to its brands in Canada to Iconix Canada L.P. and ICO Brands L.P. (together with general partner 8560854 Canada, Inc., “Iconix Canada”), each then a newly formed joint venture with BII and its subsidiaries. In consideration for its aggregate 50% interest in Iconix Canada, BII agreed to pay $17.7 million in cash to the Company, of which approximately $8.8 million was paid upon closing of this transaction in June 2013, the remaining $8.8 million of which is a note payable to the Company to be paid over five years from the date of closing, with final payment in June 2018. Of the $8.2 million note receivable at June 30, 2014, approximately $2.9 million is included in other assets – current, the remaining $5.3 million of which is included in other assets on the unaudited condensed consolidated balance sheet. As a result of this transaction, the Company recognized a gain of approximately $9.8 million which is included in licensing and other revenue on the consolidated income statement for FY 2013.

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

In connection with the Peanuts Operating Agreement, the Company through IE, loaned $17.5 million to Beagle (the “Beagle Note”), the proceeds of which were used to fund Beagle’s capital contribution to Peanuts Holdings in connection with the acquisition of Peanuts Worldwide. The Beagle Note bears interest at 6% per annum, with minimum principal payable in equal annual installments of approximately $2.2 million on June 3, with any remaining unpaid principal balance and accrued interest to be due on June 3, 2015, the Beagle Note maturity date. Principal may be prepaid at any time. The Beagle Note is secured by the membership interest in Peanuts Holdings owned by Beagle. As of June 30, 2014, the current portion of approximately $2.6 million is included in other assets –current in the unaudited condensed consolidated balance sheet.

ASC Topic 810 affirms that consolidation is appropriate when one entity has a controlling financial interest in another entity. The Company owns an 80% membership interest in Peanuts Holdings, compared to the non-controlling owner’s 20% membership interest. As such, Peanuts Holdings is subject to consolidation with the Company, which is reflected in the Company’s unaudited condensed consolidated financial statements as of June 30, 2014.

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

To determine the fair value of certain financial instruments, the Company relies on Level 1 inputs generated by market transactions of identical instruments where available, Level 2 inputs generated by market transactions of similar instruments where available and in the absence of Level 1 inputs, and Level 3 inputs using an income approach when Level 1 and Level 2 inputs are not available. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and financial liabilities and their placement within the fair value hierarchy.

Financial Instruments

As of June 30, 2014 and December 31, 2013, the fair values of cash, receivables and accounts payable approximated their carrying values due to the short-term nature of these instruments. The fair value of notes receivables and note payable from and to our joint venture partners approximate their carrying values, and the fair value of our cost basis investments approximate their carrying values. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on Level One inputs including broker quotes or quoted market prices and the related carrying amounts are as follows:

	June 30, 2014		December 31, 2013
(000’s omitted)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$1,411,122	$1,834,869	$1,427,319	$1,786,232

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

5. Debt Arrangements

The Company’s net carrying amount of debt is comprised of the following:

(000’s omitted)	June 30, 2014	December 31, 2013
Senior Secured Notes	$806,263	$836,888
1.50% Convertible Notes	331,563	323,418
2.50% Convertible Notes	273,296	267,013

Total	$1,411,122	$1,427,319

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

As of June 30, 2014, no amounts under the Variable Funding Notes have been drawn. There is a commitment fee on the unused portion of the Variable Funding Notes facility of 0.5% per annum. It is anticipated that any outstanding principal of and interest on the Variable Funding Notes will be repaid in full on or prior to January 2018. Following the anticipated repayment date, additional interest will accrue on the Variable Funding Notes equal to 5% per annum. The Variable Funding Notes and other credit instruments issued under the Variable Funding Note Purchase Agreement are secured by the collateral described below.

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

In June 2014, the Company sold the “sharperimage.com” domain name and the exclusive right to use the Sharper Image trademark in connection with the operation of a branded website and catalog distribution in specified jurisdictions, in which the Senior Secured Notes have a security interest pursuant to the Indenture. As a result of this permitted disposition, the Company will pay an additional $1.6 million in principal on the next quarterly payment date. The Company made this payment in July 2014.

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

As of June 30, 2014, the total principal balance of the Notes is $806.3 million, of which $62.9 million is included in the current portion of long-term debt on the Company’s unaudited condensed consolidated balance sheet. As of June 30, 2014 and December 31, 2013, $51.1 million and $52.4 million, respectively, is included in restricted cash on the consolidated balance sheet and represents short-term restricted cash consisting of collections on behalf of the Securitized Assets, restricted to the payment of principal, interest and other fees on a quarterly basis under the Senior Secured Notes.

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

Upon conversion, a holder will receive an amount in cash equal to the lesser of (a) the principal amount of the 1.50% Convertible Note or (b) the conversion value, determined in the manner set forth in the 1.50% Indenture. If the conversion value exceeds the principal amount of the 1.50% Convertible Notes on the conversion date, the Company will also deliver, at its election, cash or the Company’s common stock or a combination of cash and the Company’s common stock for the conversion value in excess of the principal amount. In the event of a change of control or other fundamental change, the holders of the 1.50% Convertible Notes may require the Company to purchase all or a portion of their 1.50% Convertible Notes at a purchase price equal to 100% of the principal amount of the 1.50% Convertible Notes, plus accrued and unpaid interest, if any. Holders of the 1.50% Convertible Notes who convert their 1.50% Convertible Notes in connection with a fundamental change may be entitled to a make-whole premium in the form of an increase in the conversion rate.

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

As of June 30, 2014 and December 31, 2013, the amount of the 1.50% Convertible Notes accounted for as a liability was approximately $331.6 million and $323.4 million, respectively, and is reflected on the consolidated balance sheet as follows:

	June 30,	December 31,
(000’s omitted)	2014	2013
Equity component carrying amount	$49,931	$49,931
Unamortized discount	68,437	76,582
Net debt carrying amount	331,563	323,418

As of June 30, 2014, the closing price of the Company’s common stock for at least 20 trading days in the 30 consecutive trading days ending on and including the last trading day of the immediately preceding fiscal quarter was more than 130% of the conversion price per share of the 1.50% Convertible Notes. If the holders of the 1.50% Convertible Notes were to exercise the conversion option, the principal amount is payable in cash and any amount payable in excess of the $400 million principal amount will be paid in cash or shares of the Company’s common stock, at the Company’s election. As a result, the 1.50% Convertible Notes are included in current portion of long-term debt on the unaudited condensed consolidated balance sheet as of June 30, 2014, reflecting the redemption rights of the holders to convert their notes during the three months ending September 30, 2014. Further, the Company has classified $68.4 million as the equity component of the 1.50% Convertible Notes subject to redemption, and together with the net debt carrying value of the 1.50% Convertible Notes, represents the full $400.0 million par value of the 1.50% Convertible Notes. This $68.4 million is included in equity component of currently redeemable convertible notes on the unaudited condensed consolidated balance sheet as of June 30, 2014.

For the Current Quarter and the Prior Year Quarter, the Company recorded additional non-cash interest expense of approximately $3.9 million and $3.7 million, respectively, representing the difference between the stated interest rate on the 1.50% Convertible Notes and the rate for a similar instrument that does not have a conversion feature.

For the Current Six Months and the Prior Year Six Months, the Company recorded additional non-cash interest expense of approximately $7.5 million and $4.3 million, respectively, representing the difference between the stated interest rate on the 1.50% Convertible Notes and the rate for a similar instrument that does not have a conversion feature.

For each of the Current Quarter and the Prior Year Quarter, cash interest expense relating to the 1.50% Convertible Notes was approximately $1.5 million.

For the Current Six Months and the Prior Year Six Months, cash interest expense relating to the 1.50% Convertible Notes was approximately $3.0 million and $1.7 million, respectively.

The 1.50% Convertible Notes do not provide for any financial covenants.

On March 18, 2013, the Company used a portion of the proceeds from the 1.50% Convertible Notes to repurchase 2,964,000 shares of its common stock in a private transaction with a third party for $69.0 million. See note 6 for further information on our stock repurchase program.

In connection with the sale of the 1.50% Convertible Notes, the Company entered into hedges for the 1.50% Convertible Notes (“1.50% Convertible Note Hedges”) with respect to its common stock with one entity (the “1.50% Counterparty”). Pursuant to the agreements governing these 1.50% Convertible Note Hedges, the Company purchased call options (the “1.50% Purchased Call Options”) from the 1.50% Counterparty covering up to approximately 13.0 million shares of the Company’s common stock. These 1.50% Convertible Note Hedges are designed to offset the Company’s exposure to potential dilution upon conversion of the 1.50% Convertible Notes in the event that the market value per share of the Company’s common stock at the time of exercise is greater than the strike price of the 1.50% Purchased Call Options (which strike price corresponds to the initial conversion price of the 1.50% Convertible Notes and is simultaneously subject to certain customary adjustments). On March 13, 2013, the Company paid an aggregate amount of approximately $84.1 million of the proceeds from the sale of the 1.50% Convertible Notes for the 1.50% Purchased Call Options, of which $29.4 million was included in the balance of deferred income tax assets at March 13, 2013 and is being recognized over the term of the 1.50% Convertible Notes. As of June 30, 2014, the balance of deferred income tax assets related to this transaction was approximately $21.8 million.

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

The Company has evaluated the impact of adopting guidance issued under ASC Topic 815 regarding embedded features as it relates to the 1.50% Sold Warrants, and has determined it had no impact on the Company’s results of operations and financial position through June 30, 2014, and will have no impact on the Company’s results of operations and financial position in future fiscal periods.

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

Upon conversion, a holder will receive an amount in cash equal to the lesser of (a) the principal amount of the 2.50% Convertible Note or (b) the conversion value, determined in the manner set forth in the 2.50% Indenture. If the conversion value exceeds the principal amount of the 2.50% Convertible Notes on the conversion date, the Company will also deliver, at its election, cash or the Company’s common stock or a combination of cash and the Company’s common stock for the conversion value in excess of the principal amount. In the event of a change of control or other fundamental change, the holders of the 2.50% Convertible Notes may require the Company to purchase all or a portion of their 2.50% Convertible Notes at a purchase price equal to 100% of the principal amount of the 2.50% Convertible Notes, plus accrued and unpaid interest, if any. Holders of the 2.50% Convertible Notes who convert their 2.50% Convertible Notes in connection with a fundamental change may be entitled to a make-whole premium in the form of an increase in the conversion rate.

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

As of June 30, 2014 and December 31, 2013, the amount of the 2.50% Convertible Notes accounted for as a liability was approximately $273.3 million and $267.0 million, respectively, and is reflected on the consolidated balance sheet as follows:

	June 30,	December 31,
(000’s omitted)	2014	2013
Equity component carrying amount	$35,996	$35,996
Unamortized discount	26,704	32,987
Net debt carrying amount	273,296	267,013

As of June 30, 2014, the closing price of the Company’s common stock for at least 20 trading days in the 30 consecutive trading days ending on and including the last trading day of the immediately preceding fiscal quarter was more than 130% of the conversion price per share of the 2.50% Convertible Notes. If the holders of the 2.50% Convertible Notes were to exercise the conversion option, the principal amount is payable in cash and any amount payable in excess of the $300 million principal amount will be paid in cash or shares of the Company’s common stock, at the Company’s election. As a result, the 2.50% Convertible Notes are included in current portion of long-term debt on the unaudited condensed consolidated balance sheet as of June 30, 2014, reflecting the redemption rights of the holders to convert their notes during the three months ending September 30, 2014. Further, the Company has classified $26.7 million as the equity component of the 2.50% Convertible Notes subject to redemption, and together with the net debt carrying value of the 2.50% Convertible Notes, represents the full $300.0 million par value of the 1.50% Convertible Notes. This $26.7 million is included in equity component of currently redeemable convertible notes on the unaudited condensed consolidated balance sheet as of June 30, 2014.

For the Current Quarter and the Prior Year Quarter, the Company recorded additional non-cash interest expense of approximately $2.8 million and $2.6 million, respectively, representing the difference between the stated interest rate on the 2.50% Convertible Notes and the rate for a similar instrument that does not have a conversion feature.

For the Current Six Months and the Prior Year Six Months, the Company recorded additional non-cash interest expense of approximately $5.7 million and $5.3 million, respectively, representing the difference between the stated interest rate on the 2.50% Convertible Notes and the rate for a similar instrument that does not have a conversion feature.

For each of the Current Quarter and the Prior Year Quarter, cash interest expense relating to the 2.50% Convertible Notes was approximately $1.9 million.

For each of the Current Six Months and the Prior Year Six Months, cash interest expense relating to the 2.50% Convertible Notes was approximately $3.8 million.

The 2.50% Convertible Notes do not provide for any financial covenants.

In connection with the sale of the 2.50% Convertible Notes, the Company entered into hedges for the 2.50% Convertible Notes (“2.50% Convertible Note Hedges”) with respect to its common stock with two entities (the “2.50% Counterparties”). Pursuant to the agreements governing these 2.50% Convertible Note Hedges, the Company purchased call options (the “2.50% Purchased Call Options”) from the 2.50% Counterparties covering up to approximately 9.8 million shares of the Company’s common stock. These 2.50% Convertible Note Hedges are designed to offset the Company’s exposure to potential dilution upon conversion of the 2.50% Convertible Notes in the event that the market value per share of the Company’s common stock at the time of exercise is greater than the strike price of the 2.50% Purchased Call Options (which strike price corresponds to the initial conversion price of the 2.50% Convertible Notes and is simultaneously subject to certain customary adjustments). On May 23, 2011, the Company paid an aggregate amount of approximately $58.7 million of the proceeds from the sale of the 2.50% Convertible Notes for the 2.50% Purchased Call Options, of which $20.6 million was included in the balance of deferred income tax assets at May 23, 2011 and is being recognized over the term of the 2.50% Convertible Notes. As of June 30, 2014, the balance of deferred income tax assets related to this transaction was approximately $8.0 million.

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

The Company has evaluated the impact of adopting guidance issued under ASC Topic 815 regarding embedded features as it relates to the 2.50% Sold Warrants, and has determined it had no impact on the Company’s results of operations and financial position through June 30, 2014, and will have no impact on the Company’s results of operations and financial position in future fiscal periods.

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

Debt Maturities

As of June 30, 2014, the Company’s debt maturities on a calendar year basis are as follows:

(000’s omitted)	Total	July 1 through December 31, 2014	2015	2016	2017	2018	Thereafter
Senior Secured	$806,263	$32,264	$61,250	$61,250	$61,250	$61,250	$528,999
1.50% Convertible Notes (1)	331,563	—	—	—	—	331,563	—
2.50% Convertible Notes (2)	273,296	—	—	273,296	—	—	—

Total	$1,411,122	$32,264	$61,250	$334,546	$61,250	$392,813	$528,999

(1)	Reflects the net debt carrying amount of the 1.50% Convertible Notes in the consolidated balance sheet as of June 30, 2014, in accordance with accounting for convertible notes. The principal amount owed to the holders of the 1.50% Convertible Notes is $400.0 million.
(2)	Reflects the net debt carrying amount of the 2.50% Convertible Notes in the consolidated balance sheet as of June 30, 2014, in accordance with accounting for convertible notes. The principal amount owed to the holders of the 2.50% Convertible Notes is $300.0 million.

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

The following table illustrates the activity under the Repurchase Programs, in the aggregate, for the FY 2014, FY 2013, FY 2012 and FY 2011:

	# of shares repurchased as part of stock repurchase programs	Cost of shares repurchased (in 000’s)
Q2 YTD 2014	3,700,000	$144,312
FY 2013	15,812,566	436,419
FY 2012	7,185,257	125,341
FY 2011	1,150,000	19,138

Total, FY 2011 through June 30, 2014	27,847,823	$725,210

As of June 30, 2014, $74.8 million and $500.0 million remained available for repurchase under the July 2013 Program and February 2014 Program, respectively.

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

Shares Reserved for Issuance

At June 30, 2014, 2,330,868 common shares were reserved for issuance under the Amended and Restated 2009 Plan. At June 30, 2014 there were no common shares available for issuance under any previous Company plan.

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

Summaries of the Company’s stock options, warrants (other than warrants issued related to our 1.50% Convertible Notes and 2.50% Convertible Notes) and performance related options activity, and related information for the Current Six Months are as follows:

	Options	Weighted Average Exercise Price
Outstanding at January 1, 2014	1,313,077	$6.22
Granted	—	—
Canceled	—	—
Exercised	(137,000)	3.04
Expired/Forfeited	—	—

Outstanding at June 30, 2014	1,176,077	$6.59

Exercisable at June 30, 2014	1,176,077	$6.59

Warrants

	Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2014	190,000	$19.80
Granted	—	—
Canceled	—	—
Exercised	(140,000)	21.63
Expired/Forfeited	—	—

Outstanding at June 30, 2014	50,000	$14.67

Exercisable at June 30, 2014	50,000	$14.67

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

The following tables summarize information about unvested restricted stock transactions:

	Shares	Weighted Average Grant Date Fair Value
Non-vested, January 1, 2014	2,770,147	$20.53
Granted	253,316	40.62
Vested	(143,883)	18.49
Forfeited/Canceled	(30,288)	23.58

Non-vested, June 30, 2014	2,849,292	$22.39

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

Compensation expense related to restricted stock grants for the Current Quarter and the Prior Year Quarter was approximately $5.7 million and $6.0 million, respectively. Compensation expense related to restricted stock grants for the Current Six Months and the Prior Year Six Months was approximately $8.2 million and $7.9 million, respectively. An additional amount of $9.6 million of expense related to time-based restricted shares is expected to be expensed evenly over a period of approximately three years. During the Current Quarter and the Prior Year Quarter, the Company repurchased shares valued at $.4 million and $0.3 million, respectively, of its common stock in connection with net share settlement of restricted stock grants and option exercises. During the Current Six Months and the Prior Year Six Months, the Company repurchased shares valued at $14.0 million and $2.4 million, respectively, of its common stock in connection with net share settlement of restricted stock grants and option exercises.

7. Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of restricted stock-based awards, common shares issuable upon exercise of stock options and warrants and shares underlying convertible notes potentially issuable upon conversion. The difference between basic and diluted weighted-average common shares results from the assumption that all dilutive stock options outstanding were exercised and all convertible notes have been converted into common stock.

As of June 30, 2014, of the total potentially dilutive shares related to restricted stock-based awards, stock options and warrants, none were anti-dilutive, compared to less than 0.1 million as of June 30, 2013.

As of June 30, 2014 and 2013, none of the performance related restricted stock-based awards issued in connection with the Company’s named executive officers were anti-dilutive.

The 1.50% Convertible Notes and Warrants and the 2.50% Convertible Notes and Warrants that would be subject to conversion to common stock were dilutive as of June 30, 2014 and therefore have been included in this calculation.

A reconciliation of weighted average shares used in calculating basic and diluted earnings per share follows:

(000’s omitted)	For the Three Months Ended June 30, (unaudited)		For the Six Months Ended June 30, (unaudited)
	2014	2013	2014	2013
Basic	48,551	56,405	49,034	60,316
Effect of exercise of stock options	1,016	1,145	1,061	1,106
Effect of assumed vesting of restricted stock	1,339	1,444	1,361	1,431
Effect of convertible notes subject to conversion	5,743	—	5,240	—
Effect of convertible notes warrants subject to conversion	1,946	—	1,541	—

Diluted	58,595	58,994	58,237	62,853

8. Commitments and Contingencies

Normal Course litigation

From time to time, the Company is also made a party to litigation incurred in the normal course of business. While any litigation has an element of uncertainty, the Company believes that the final outcome of any of these routine matters will not have a material effect on the Company’s financial position or future liquidity.

9. Related Party Transactions

The Candie’s Foundation

The Candie’s Foundation, a charitable foundation founded by Neil Cole for the purpose of raising national awareness about the consequences of teenage pregnancy, owed the Company $0.3 million at June 30, 2014 and less than $0.1 million at December 31, 2013. The Candie’s Foundation intends to pay-off the entire borrowing from the Company during 2014, although additional advances will be made as and when necessary.

Travel

The Company recorded expenses of approximately $33 in the Prior Year Quarter and $95 and $72 in the Current Six Months and the Prior Year Six Months, respectively, for the hire and use of aircraft solely for business purposes owned by a company in which the Company’s chairman, chief executive officer and president is the sole owner. There were no such expenses in the Current Quarter. Management believes that all transactions were made on terms and conditions no less favorable than those available in the marketplace from unrelated parties.

10. Segment and Geographic Data

The Company has one reportable segment, licensing and commission revenue generated from its brands. The geographic regions consist of the United States, Japan and Other (which principally represents Canada and Europe). Revenues attributed to each region are based on the location in which licensees are located.

The net revenues by type of license and information by geographic region are as follows:

(000’s omitted)	For the three months ended June 30, (unaudited)		For the six months ended June 30, (unaudited)
	2014	2013	2014	2013
Licensing and other revenue by category:
Direct-to-retail license	$44,737	$43,237	$86,418	$84,082
Wholesale license	43,589	55,074	87,974	113,955
Entertainment and other	30,617	16,814	60,689	22,150

	$118,943	$115,125	$235,081	$220,187

Licensing and other revenue by geographic region:
United States	$74,933	$71,326	$157,974	$146,272
Japan	7,630	5,806	16,518	11,893
Other(1)	36,380	37,993	60,589	62,022

	$118,943	$115,125	$235,081	$220,187

(1)	No single country represented 10% of the Company’s revenues in the periods presented within “Other” on this table.

11. Subsequent Events

As of June 30, 2014, there was an aggregate of $8.6 million included in restricted cash, representing cash collateral related to a financing arrangement on behalf of a licensee in which the Company has a minority interest accounted for under the cost method of accounting. In July 2014, the lender under this financing arrangement made a cash collateral call, reducing the Company’s restricted cash by $8.5 million. The Company expects to recover this $8.5 million through assets secured by this financing arrangement as well as through contractual obligations under an agreement between the licensee and the Company. Accordingly, no loss was recognized on this asset account.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary. We are a brand management company engaged in licensing, marketing and providing trend direction for a diversified and growing consumer brand portfolio. Our brands are sold across every major segment of retail distribution, from luxury to mass. As of June 30, 2014, we owned the following iconic consumer brands: Candie’s, Bongo, Badgley Mischka, Joe Boxer, Rampage, Mudd, London Fog, Mossimo, Ocean Pacific/OP, Danskin/Danskin Now, Rocawear, Cannon, Royal Velvet, Fieldcrest, Charisma, Starter, Waverly, Ecko, Zoo York, Sharper Image, Umbro and Lee Cooper. In addition, Peanuts Holdings, a joint venture in which we have an 80% controlling investment, owns, through its wholly-owned subsidiary Peanuts Worldwide, the Peanuts brands and characters; Alberta ULC, a joint venture in which we have a 51% controlling investment, owns the Buffalo brand; Hardy Way, a joint venture in which we have an 85% controlling investment, owns the Ed Hardy brands; MG Icon, a joint venture in which we have a 50% investment, owns the Material Girl and Truth or Dare brands; Scion LLC, a joint venture in which we have a 50% controlling investment, owns the Artful Dodger brand and has investments in the BBC and Ice Cream brands; and Icon Modern Amusement, a joint venture in which we have a 51% controlling investment, owns the Modern Amusement brand. We license our brands worldwide through over 1,000 direct-to-retail and wholesale licenses for use across a wide range of product categories, including sportswear, fashion accessories, footwear, entertainment, home products and décor, and beauty and fragrance. Our business model allows us to focus on our core competencies of marketing and managing brands without many of the risks and investment requirements associated with a more traditional operating company.

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

Highlights of Current Quarter

•	Record Q2 revenue of $118.9 million

•	Record Q2 operating income of $74.7 million

•	Gain related to the sale of certain trademarks to our Iconix Southeast Asia joint venture

•	Gain related to the sale of certain categories under the Sharper Image trademark

Results of Operations

The Current Quarter compared to the Prior Year Quarter

Licensing and Other Revenue. Licensing and other revenue for the Current Quarter totaled $118.9 million, a 3% increase as compared to $115.1 million for the Prior Year Quarter. The increase of approximately $3.8 million of revenue was driven by (i) a $13.6 million gain realized on the sale of certain trademarks to our Iconix SE Asia joint venture (see Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements for descriptions of these transactions), (ii) $7.8 million gain on the sale of the “sharperimage.com” domain name and certain categories under the Sharper Image trademark, and (iii) strong performance by our character, women’s and home brands. This aggregate increase was partially offset by (i) the $9.8 million gain realized in the Prior Year Quarter on the formation of our Iconix Canada joint venture as compared to the gain on our Iconix SE Asia joint venture (see above), (ii) general weakness in revenue related to our men’s brands, and (iii) a decrease in revenue from our sports brands primarily related to our Umbro brand due to the timing of the transition from Nike operated territories to our new licensee base.

Operating Expenses. SG&A totaled $44.3 million for the Current Quarter as compared to $43.6 million for the Prior Year Quarter, an increase of $0.7 million. This increase in SG&A was driven by an increase of $3.2 million in compensation expense primarily due to the timing of bonus compensation. These increases were partially offset by a decrease of $2.7 million in advertising expenses due to the timing of certain initiatives.

Operating Income. Operating income for the Current Quarter increased to $74.7 million, or approximately 63% of total revenue, compared to approximately $71.5 million or approximately 62% of total revenue in the Prior Year Quarter.

Other (Income) Expenses – Net. Other expenses – net was approximately $15.1 million in the Current Quarter as compared to $10.8 million other expense – net in the Prior Year Quarter. Interest expense increased approximately $2.2 million primarily due to interest related to our Senior Secured Notes (issued November 2012 and June 2013), which was approximately $8.7 million in the Current Quarter as compared to $6.8 million in the Prior Year Quarter due to the second tranche of Senior Secured Notes issued in June 2013 This increase was partially offset by $0.7 million of interest expense related to our Ecko Note which was extinguished in May 2013. Interest and other income decreased $5.5 million from $6.0 million in the Prior Year Quarter to $0.5 million in the Current Quarter due to a gain in the Prior Year Quarter related to the sale of securities for which there is no comparable transaction in the Current Quarter. Our equity earnings on joint ventures increased approximately $3.4 million from approximately $2.3 million in the Prior Year Quarter to $5.7 million in the Current Quarter, primarily due to international joint ventures created after the Prior Year Quarter in 2013—see Note 3 to Notes to Unaudited Condensed Consolidated Financial Statements for a description of these joint ventures.

Provision for Income Taxes. The effective income tax rate for the Current Quarter is approximately 34.8% resulting in a $20.8 million income tax expense, as compared to an effective income tax rate of 30.8% in the Prior Year Quarter which resulted in the $18.7 million income tax expense. The increase in our effective tax rate primarily relates to a one-time tax assessment of approximately $2.1 million related to new legislation on income earned in New York State, as well as a smaller portion of our income in the Current Quarter as compared to the Prior Year Quarter being generated and permanently reinvested in countries outside the U.S. that have lower statutory rates than the U.S.

Net Income. Our net income was approximately $38.8 million in the Current Quarter, compared to net income of approximately $42.0 million in the Prior Year Quarter, as a result of the factors discussed above.

The Current Six Months compared to the Prior Year Six Months

Licensing and Other Revenue. Licensing and other revenue for the Current Six Months totaled $235.1 million, a 7% increase as compared to $220.2 million for the Prior Year Six Months. This increase of $14.9 million was driven by (i) a $13.6 million gain realized on the sale of certain trademarks to our Iconix SE Asia joint venture (see Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements for descriptions of this transaction), (ii) $7.8 million gain on the sale of the “sharperimage.com” domain name and certain categories under the Sharper Image trademark, (iii) a $4.0 million gain on the formation of LC USA joint venture., (iv) revenue recognized for the renewal of the license for Peanuts television specials with ABC Networks and (vi) strong performance by our women’s and home brands. This aggregate increase was partially offset by (i) the $9.8 million gain realized in the Prior Year Six Months on the formation of our Iconix Canada joint venture as compared to the gain on our Iconix SE Asia joint venture (see above), (ii) general weakness in revenue related to our men’s brands (particularly Rocawear, Ecko and Ed Hardy), and (iii) a decrease in revenue from to our sports brands primarily related to our Umbro brand due to the timing of the transition from Nike operated territories to our new licensee base.

Operating Expenses. SG&A totaled $92.5 million for the Current Six Months compared to $82.4 million for the Prior Year Six Months an increase of $10.1 million. This increase in SG&A was driven by (i) an increase of $11.0 million in talent expenses related to the incremental increase in revenue in our Peanuts business (see above), and (ii) a $5.3 million increase in compensation mostly due to recently completed acquisitions. These increases were partially offset by (i) a decrease of $3.7 million in advertising expenses due to the timing of certain initiatives and (ii) a decrease of $3.7 million in professional fees primarily related to professional fees incurred in connection with an unconsummated transaction in the Prior Year Six Months.

Operating Income. Operating income for the Current Six Months increased to $142.6 million, or approximately 61% of total revenue, compared to $137.8 million or approximately 63% of total revenue in the Prior Year Six Months.

Other (Income) Expenses – Net. Other income – net was approximately $5.4 million in the Current Six Months as compared to other expenses – net of $22.8 million in the Prior Year Six Months. Interest expense increased approximately $9.1 million for the following reasons: (i) an increase in interest related to our Senior Secured Notes (issued November 2012 and June 2013) of approximately $4.4 million, due to the second tranche of Senior Secured Notes issued in June 2013, (ii) an increase of approximately $4.8 million in interest related to our 1.50% Convertible Notes issued March 2013, partially offset by $1.7 million of interest expense related to our Ecko Note (extinguished in May 2013) in the Prior Year Six Months for which there is no comparable expense in the Current Six Months. Interest and other income increased $32.7 million from $6.3 million in the Prior Year Six Months to approximately $39.0 million in the Current Six Months primarily due to a $37.9 million non-cash gain in the Current Six Months related to the fair value re-measurement of our original 50% interest in Iconix Latin America – see Note 3 to Notes to Unaudited Condensed Consolidated Financial Statements for a description of this transaction, as compared to a $5.4 million gain in the Prior Year Six Months related to the sale of securities for which there is no comparable transaction in the Current Six Months. Our equity earnings on joint ventures increased approximately $4.6 million from approximately $4.2 million in the Prior Year Six Months to $8.8 million in the Current Six Months, primarily due to international joint ventures created after the Prior Year Quarter in 2013—see Note 3 to Notes to Unaudited Condensed Consolidated Financial Statements for a description of these joint ventures.

Provision for Income Taxes. The effective income tax rate for the Current Six Months is approximately 31.3% resulting in a $46.3 million income tax expense, as compared to an effective income tax rate of 29.3% in the Prior Year Six Months which resulted in the $33.7 million income tax expense. The increase in our effective tax rate primarily relates to a one-time tax assessment of approximately $2.1 million related to new legislation on income earned in New York State, as well as a smaller portion of our income in the Current Six Months as compared to the Prior Year Six Months being generated and permanently reinvested in countries outside the U.S. that have lower statutory rates than the U.S.

Net Income. Our net income was approximately $101.6 million in the Current Six Months, compared to net income of approximately $81.3 million in the Prior Year Six Months, as a result of the factors discussed above.

Liquidity and Capital Resources

Liquidity

Our principal capital requirements have been to fund acquisitions, working capital needs, share repurchases and, to a lesser extent, capital expenditures. We have historically relied on internally generated funds to finance our operations and our primary source of capital needs for acquisition has been the issuance of debt and equity securities. At June 30, 2014 and December 31, 2013, our cash totaled $131.9 million and $278.8 million, respectively, not including short-term restricted cash of $60.6 million and $58.9 million, respectively, which primarily consists of cash and cash equivalent deposits, held in accounts primarily for debt service.

As of June 30, 2014, the closing price of the Company’s common stock for at least 20 trading days in the 30 consecutive trading days ending on and including the last trading day of the immediately preceding fiscal quarter was more than 130% of the conversion price per share of each the 1.50% Convertible Notes and 2.50% Convertible Notes. If the holders of the 1.50% Convertible Notes and 2.50% Convertible Notes were to exercise their conversion options, the principal amount is payable in cash and any amount payable in excess of the aggregate $700 million principal amount will be paid in cash or shares of the Company’s common stock, at the Company’s election. As a result, the 1.50% Convertible Notes and 2.50% Convertible Notes are both included in current portion of long-term debt on the unaudited condensed consolidated balance sheet as of June 30, 2014, reflecting the redemption rights of the holders to convert their notes during the three months ending September 30, 2014. As of the date of this form 10-Q, no holder of our convertible notes has exercised its conversion option. We do not believe holders of our convertible notes will exercise their conversion option and redeem their notes as our convertible notes are trading on the open market at premiums to their respective redemption values.

We believe that cash from future operations, our currently available cash and capacity for additional financings under our Senior Secured Notes facility will be sufficient to satisfy our anticipated working capital requirements, including early redemptions by our convertible notes’ holders, for the foreseeable future. We intend to continue financing future brand acquisitions through a combination of cash from operations, bank financing and the issuance of additional equity and/or debt securities. See Note 5 of Notes to the Unaudited Condensed Consolidated Financial Statements for a description of certain prior financings consummated by us.

Changes in Working Capital

At June 30, 2014 and December 31, 2013 the working capital ratio (current assets to current liabilities) was 0.49 to 1 and 3.73 to 1, respectively, primarily related to the reclassification of our convertible notes into current portion of long-term debt due to the reasons discussed above.

Operating Activities

Net cash provided by operating activities decreased approximately $17.8 million, from $102.0 million in the Prior Year Six Months to $84.2 million in the Current Six Months. After excluding the non-cash gain in the Current Six Months related to the fair value re-measurement of our original 50% interest in Iconix Latin America and the deferred taxes associated with that non-cash gain, net cash provided by operating activities increased approximately $6.9 million, primarily related to a gain on sale of securities in the Prior Year Six Months for which there was no comparable gain in the Current Six Months.

Investing Activities

Net cash used in investing activities decreased approximately $131.0 million, from $167.5 million in the Prior Year Six Months to $36.5 million in the Current Six Months. This decrease is primarily due to our purchase of the remaining 50% interest in Iconix Latin America from our joint venture partner in the Current Six Months for $42.0 million in cash, as compared to the following acquisitions in the Prior Year Six Months: our acquisition of a 51% interest in Buffalo for $76.5 million in cash, our acquisition of Lee Cooper for $66.7 million in cash, and our acquisition of the remaining 49% interest in IPH Unltd from our joint venture partner for $45.0 million in cash.

Financing Activities

Net cash used in financing activities was $194.4 million in the Current Six Months, compared to $220.6 million of net cash provided by financing activities in the Prior Year Six Months. In the Prior Year Six Months we issued our 1.50% Convertible Notes which resulted in net proceeds of $365.6 million (which includes the purchase of hedges and sale of warrants), as well as the issuance of the second tranche of our Senior Secured Notes which resulted in net proceeds of $270.2 million. There were no comparable financings in the Current Six Months. This was partially offset by a decrease in share repurchases of $158.5 million from $302.8 million in the Prior Year Six Months to $144.3 million in the Current Six Months, and a decrease in principal payments of $36.9 million from $67.5 million in the Prior Year Six Months compared to $30.6 million in the Current Six Months primarily related to the early extinguishment of our Ecko Note in May 2013, partially offset by an increase in principal payments related to the second tranche of our Senior Secured Notes which was issued in June 2013 for which there were no principal payments in the Prior Year Six Months.

Other Matters

New Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which is the new comprehensive revenue recognition standard that will supersede all existing revenue recognition guidance under U.S. GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective for annual and interim periods beginning on or after December 15, 2016, and early adoption is not permitted. Companies will have the option of using either a full retrospective approach or a modified approach to adopt the guidance in the ASU. We are currently evaluating the impact of adopting this guidance.

In April 2014, the FASB issued Accounting Standards Update No. 2014-08 (ASU 2014-08) “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. This ASU is effective for annual periods beginning on or after December 15, 2014. Early adoption is permitted but only for disposals that have not been reported in financial statements previously issued. We do not expect this new accounting pronouncement to have an impact on our consolidated financial statements.

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

The principal executive officer and principal financial officer also conducted an evaluation of internal control over financial reporting, herein referred to as internal control, to determine whether any changes in internal control occurred during the six months ended June 30, 2014 that may have materially affected or which are reasonably likely to materially affect internal control. Based on that evaluation, there has been no change in the Company’s internal control during the six months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control.

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

As of June 30, 2014, our consolidated balance sheet reflects debt of approximately $1,411.1 million, including secured debt of $806.3 million under our Senior Secured Notes. In accordance with ASC 470, our 1.50% Convertible Notes and our 2.50% Convertible Notes are included in our $1,411.1 million of consolidated debt at a net debt carrying value of $331.6 and $273.3 million, respectively; however, the principal amount owed to the holders of our 1.50% Convertible Notes and 2.50% Convertible Notes is $400.0 million (due March 2018) and $300.0 million (due June 2016), respectively. We may also assume or incur additional debt, including secured debt, in the future in connection with, or to fund, future acquisitions or refinance our existing debt obligations. Our debt obligations:

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

As of June 30, 2014, the closing price of the Company’s common stock for at least 20 trading days in the 30 consecutive trading days ending on and including the last trading day of the immediately preceding fiscal quarter was more than 130% of the conversion price per share of each the 1.50% Convertible Notes and 2.50% Convertible Notes. If the holders of the 1.50% Convertible Notes and 2.50% Convertible Notes were to exercise their conversion options, the principal amount is payable in cash and any amount payable in excess of the aggregate $700 million principal amount will be paid in cash or shares of the Company’s common stock, at the Company’s election. As a result, the 1.50% Convertible Notes and 2.50% Convertible Notes are both included in current portion of long-term debt on the unaudited condensed consolidated balance sheet as of June 30, 2014, reflecting the redemption rights of the holders to convert their notes during the three months ending September 30, 2014. While we do not believe holders of our convertible notes will exercise their conversion option and redeem their notes as our convertible notes are trading on the open market at premiums to their respective redemption values, there is no guarantee the holders will not exercise this conversion option which would have adverse consequences on our liquidity and may dilute our earnings per share.

In addition, as of June 30, 2014, approximately $58.8million, or 31%, of our total cash (including restricted cash) was held in foreign subsidiaries. Our investments in these foreign subsidiaries are considered indefinitely reinvested and unavailable for the payment of any U.S. based expenditures, including debt obligations. Any repatriation of cash from these foreign subsidiaries may require the accrual and payment of U.S. federal and certain state taxes, which could negatively impact our results of operations and/or the amount of available funds. While we currently have no intention to repatriate cash from these subsidiaries, should the need arise domestically, there is no guarantee that we could do so without adverse consequences.

While we believe that by virtue of the cash on our balance sheet as of June 30, 2014, our ability to draw down additional funds under a revolving financing facility consisting of variable funding notes, additional capacity under our Senior Secured Notes facility, and the guaranteed minimum and percentage royalty payments due to us under our licenses we will generate sufficient revenues from our licensing operations to satisfy our obligations for the foreseeable future, in the event that we were to fail in the future to make any required payment under agreements governing our indebtedness or fail to comply with the financial and operating covenants contained in those agreements, we would be in default regarding that indebtedness. A debt default could significantly diminish the market value and marketability of our common stock and could result in the acceleration of the payment obligations under all or a portion of our consolidated indebtedness.

A substantial portion of our licensing revenue is concentrated with a limited number of licensees such that the loss of any of such licensees could decrease our revenue and impair our cash flows.

Our licensees Wal-Mart, Target, Kohl’s and Kmart/Sears were our four largest direct-to-retail licensees during the Current Six Months, representing approximately 14%, 7%, 5% and 5%, respectively, of our total revenue for such period. Because we are dependent on these licensees for a significant portion of our licensing revenue, if any of them were to have financial difficulties affecting their ability to make payments, or if any of these licensees decides not to renew or extend any existing agreement with us, or to significantly reduce its sales of licensed products under any of the agreement(s), our revenue and cash flows could be reduced substantially.

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

As of June 30, 2014, goodwill represented approximately $232.1 million, or approximately 8% of our total consolidated assets, and trademarks and other intangible assets represented approximately $2,055.2 million, or approximately 72% of our total consolidated assets. Under current U.S. GAAP accounting standards, goodwill and indefinite life intangible assets, including some of our trademarks, are no longer amortized, but instead are subject to impairment evaluation based on related estimated fair values, with such testing to be done at least annually. While, to date, no impairment write-downs have been necessary, any write-down of goodwill or intangible assets resulting from future periodic evaluations would, as applicable, either decrease our net income or increase our net loss and those decreases or increases could be material.

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

There have been no unregistered sales of equity securities during the Current Quarter. The following table represents information with respect to purchases of common stock made by the Company during the Current Quarter:

Month of purchase	Total number of shares purchased*	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)(2)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
April 1 – April 30	5,872	$42.50	—	$609,680,075
May 1 – May 31	1,034	$41.99	—	$609,680,075
June 1 – June 30	6,225	$44.22	800,000	$574,790,125

Total	13,131	$43.28	800,000	$574,790,125

(1)	On July 22, 2013, the Board of Directors authorized the repurchase of up to $300 million of the Company’s common stock over a period ending July 22, 2016, herein referred to as the July 2013 Program. The July 2013 Program is in addition to the February 2013 Program and the 2011 Program. The July 2013 Program does not obligate the Company to repurchase any specific number of shares and may be suspended at any time at management’s discretion.
(2)	On February 18, 2014, the Board of Directors authorized the repurchase of up to $500 million of the Company’s common stock over a period ending February 18, 2017, herein referred to as the 2014 Program. The 2014 Program is in addition to prior programs. The 2014 Program does not obligate the Company to repurchase any specific number of shares and may be suspended at any time at management’s discretion.
*	Amounts not purchased under the repurchase plan represent shares surrendered to the Company to pay withholding taxes due upon the vesting of restricted stock.

ITEM 5.	Other Information

Rule 14a-8 Stockholder Proposal Deadline

The 2014 annual meeting of stockholders will be held on [October 24, 2014], which is more than 30 days after the anniversary of the 2013 annual meeting of stockholders which was held on July 22, 2013. The deadline for a stockholder proposal to be considered for inclusion in our proxy statement for our 2014 annual meeting of stockholders will be a reasonable time before we begin to print and send our proxy statement for the 2014 annual meeting. We currently anticipate printing proxy statements for the meeting on or about [                    ]; therefore, we request that all stockholder proposals be submitted by [                    ]. Any such proposals, should contain the name and record address of the stockholder, the class and number of shares of our common stock beneficially owned as of the record date established for the meeting, a description of, and reasons for, the proposal and all information that would be require to be included in the proxy statement file with the SEC if such stockholder was a participant in the solicitation subject to Section 14 of the Securities Exchange Act of 1934. The proposal as well as any questions related thereto, should be directed to the Company’s Secretary.

Director Nominations, Proposals for Action and Other Business Brought Before the Annual Meeting

Our bylaws have requirements related to proposals of stockholders made outside of the processes of Rule 14a-8 under the Exchange Act and how such proposals must be submitted. Since the first public disclosure of the date of the Company’s 2014 annual meeting is less than 100 calendar days prior to the date of such annual meeting (October 24, 2014), such proposals must be received by [August 17, 2014]. Stockholders are advised to review our bylaws, which contain additional requirements with respect to advance notice of stockholder proposals and director nominations.

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

Iconix Brand Group, Inc.
(Registrant)

Date: August 6, 2014	/s/ Neil Cole
Neil Cole
Chairman of the Board, President and Chief Executive Officer

Date: August 6, 2014	/s/ Jeff Lupinacci
Jeff Lupinacci
Executive Vice President and Chief Financial Officer