Form 10-Q
period 2014-09-30
ICONIX BRAND GROUP, INC.
filed 2014-11-07
CIK 857737

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2014

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

Common Stock, $.001 Par Value – 47,975,556 shares as of November 4, 2014.

Part I. Financial Information

Item 1. Financial Statements

Iconix Brand Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except par value)

	September 30, 2014	December 31, 2013
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$129,527	$278,789
Restricted cash – current	48,688	58,858
Accounts receivable, net	131,802	90,777
Deferred income tax assets	6,560	4,160
Other assets – current	53,343	48,008

Total Current Assets	369,920	480,592

Property and equipment:
Furniture, fixtures and equipment	22,320	21,197
Less: Accumulated depreciation	(14,508)	(12,360)

	7,812	8,837

Other Assets:
Other assets	52,220	23,630
Trademarks and other intangibles, net	2,028,623	1,955,644
Deferred financing costs, net	21,105	25,103
Investments and joint ventures	136,698	139,376
Goodwill	231,855	230,976

	2,470,501	2,374,729

Total Assets	$2,848,233	$2,864,158

Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$38,605	$30,482
Deferred revenue	30,760	29,126
Current portion of long-term debt	61,123	61,250
Other liabilities – current	12,120	10,964

Total current liabilities	142,608	131,822

Deferred income tax liability	303,172	260,605
Long-term debt, less current maturities	1,340,660	1,366,069
Deferred revenue, net of current portion	—	724
Other liabilities	12,310	2,996

Total Liabilities	1,798,750	1,762,216

Redeemable Non-Controlling Interest	14,045	—
Commitments and contingencies

Stockholders’ Equity
Common stock, $.001 par value shares authorized 150,000; shares issued 78,102 and 77,048, respectively	78	77
Additional paid-in capital	929,606	910,145
Retained earnings	786,743	657,877
Accumulated other comprehensive income (loss)	(12,608)	16,486
Less: Treasury stock – 30,619 and 25,920 shares at cost, respectively	(785,414)	(599,816)

Total Iconix Brand Group, Inc. Stockholders’ Equity	918,405	984,769

Non-controlling interest	117,033	117,173

Total Stockholders’ Equity	1,035,438	1,101,942

Total Liabilities, Redeemable Non-Controlling Interest,and Stockholders’ Equity	$2,848,233	$2,864,158

See Notes to Unaudited Condensed Consolidated Financial Statements.

Unaudited Condensed Consolidated Income Statements

(in thousands, except earnings per share data)

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Income

(in thousands, except earnings per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Licensing and other revenue	$113,750	$107,175	$348,831	$327,362
Selling, general and administrative expenses	50,190	45,705	142,685	128,142

Operating income	63,560	61,470	206,146	199,220
Other (income) expenses:
Interest expense	21,130	21,230	63,533	54,522
Interest and other income	(605)	(616)	(39,581)	(6,939)
Equity earnings on joint ventures	(4,084)	(3,388)	(12,881)	(7,588)

Other expenses – net	16,441	17,226	11,071	39,995

Income before income taxes	47,119	44,244	195,075	159,225
Provision for income taxes	9,907	13,740	56,239	47,432

Net income	$37,212	$30,504	$138,836	$111,793

Less: Net income attributable to non-controlling interest	$3,433	$1,507	$9,970	$9,891

Net income attributable to Iconix Brand Group, Inc.	$33,779	$28,997	$128,866	$101,902

Earnings per share:
Basic	$0.70	$0.54	$2.65	$1.76

Diluted	$0.58	$0.50	$2.21	$1.67

Weighted average number of common shares outstanding:
Basic	47,991	53,325	48,682	57,966

Diluted	58,457	57,805	58,306	61,150

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$37,212	$30,504	$138,836	$111,793
Other comprehensive income:
Foreign currency translation	(26,524)	12,200	(29,144)	5,005
Unrealized gain on investments	50	—	50	—

Total other comprehensive income	(26,474)	12,200	(29,094)	5,005

Comprehensive income	$10,738	$42,704	$109,742	$116,798

Less: comprehensive income attributable to non-controlling interest	(3,433)	(1,507)	(9,970)	(9,891)

Comprehensive income attributable to Iconix Brand Group, Inc.	$7,305	$41,197	$99,772	$106,907

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

Nine Months Ended September 30, 2014

(in thousands)

	Common Stock		Additional	Retained	Accumulated Other Comprehensive	Treasury	Non-Controlling
	Shares	Amount	Paid-In Capital	Earnings	Loss	Stock	Interest	Total
Balance at January 1, 2014	77,048	$77	$910,145	$657,877	$16,486	$(599,816)	$117,173	$1,101,942
Shares issued on exercise of stock options and warrants	302	—	3,792	—	—	—	—	3,792
Shares issued on vesting of restricted stock	752	1	—	—	—	—	—	1
Tax benefit of stock option exercises	—	—	1,480	—	—	—	—	1,480
Compensation expense in connection with restricted stock and stock options	—	—	14,726	—	—	—	—	14,726
Shares repurchased on the open market	—	—	—	—	—	(171,627)	—	(171,627)
Cost of shares repurchased on vesting of restricted stock and exercise of stock options	—	—	—	—	—	(13,971)	—	(13,971)
Change in redemption value of redeemable non-controlling interest	—	—	(537)	—	—	—	—	(537)
Net income	—	—		128,866	—	—	9,970	138,836
Foreign currency translation	—	—	—	—	(29,144)	—	—	(29,144)
Distributions to non-controlling interest holders	—	—	—	—	—	—	(10,110)	(10,110)
Unrealized Gain on Investments	—	—	—	—	50	—	—	50

Balance at September 30, 2014	78,102	$78	$929,606	$786,743	$(12,608)	$(785,414)	$117,033	$1,035,438

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Cash flows from operating activities:
Net income	$138,836	$111,793
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	2,154	1,897
Amortization of trademarks and other intangibles	3,392	5,765
Amortization of deferred financing costs	3,997	2,898
Amortization of convertible note discount	22,041	17,705
Stock-based compensation expense	14,726	12,528
Non-cash gain on re-measurement of equity investment	(37,893)	—
Provision for doubtful accounts	5,530	4,968
Earnings on equity investments in joint ventures	(12,881)	(7,588)
Distributions from equity investments	6,303	4,217
Gain on sale of securities	(125)	(5,395)
Gain on sale of trademarks	(44,895)	(17,809)
Deferred income tax provision	32,212	15,246
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(35,530)	(8,186)
Other assets – current	31,325	(639)
Other assets	(30,034)	942
Deferred revenue	216	13,722
Accounts payable, accrued expenses and other liabilities	25,072	8,154

Net cash provided by operating activities	124,446	160,218

Cash flows used in investing activities:
Purchases of property and equipment	(1,086)	(1,046)
Acquisition of interest in IPH Unltd	—	(45,000)
Acquisition of interest in Buffalo	—	(76,500)
Acquisition of Lee Cooper	—	(66,667)
Acquisition of interest in Complex Media	—	(25,120)
Acquisition of interest in Mary Media	—	(32,000)
Acquisition of trademarks of Rocawear diffusion brand	—	(8,000)
Proceeds from sale of securities	720	5,395
Acquisition of interest in Iconix Latin America	(42,000)	—
Proceeds from sale of trademarks	14,730	23,361
Additional investments in joint ventures	(2,500)	(373)
Additions to trademarks	(790)	(344)
Purchase of securities	(5,998)	—

Net cash used in investing activities	(36,924)	(226,294)

Cash flows (used in) provided by financing activities:
Shares repurchased on the open market	(168,168)	(406,333)
Proceeds from long-term debt	—	662,188
Proceeds from sale of warrants	—	57,707
Payment for purchase of convertible note hedge	—	(84,106)
Payment of long-term debt	(47,574)	(79,800)
Deferred financing costs	—	(3,839)
Acquisition of interest in MG Icon	—	(3,000)
Distributions to non-controlling interest holders	(10,110)	(4,440)
Excess tax benefit from share-based payment arrangements	1,480	—
Shares repurchased on vesting of restricted stock and exercise of stock options	(13,696)	(2,737)
Proceeds from exercise of stock options and warrants	3,512	328
Restricted cash – current	1,708	(29,998)

Net cash provided by (used in) financing activities	(232,848)	105,970

Effect of exchange rate changes on cash	(3,936)	807
Net increase (decrease) in cash and cash equivalents	(149,262)	40,701

Cash and cash equivalents, beginning of period	278,789	238,672

Cash and cash equivalents, end of period	$129,527	$279,373

Supplemental disclosure of cash flow information:

	Nine Months Ended September 30,
(in thousands)	2014	2013
Cash paid during the period:
Income taxes	$3,508	$16,478
Interest	$36,051	$27,439

Non-cash investing activities:
Sale of trademarks for note receivable	$39,339	$8,919

Non-cash financing activities:
Shares repurchased on the open market included in payables	$3,459	$—

See Notes to Unaudited Condensed Consolidated Financial Statements.

Iconix Brand Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2014

(dollars are in thousands (unless otherwise noted) except per share data)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of Iconix Brand Group, Inc. (the “Company”, “we”, “us”, or “our”), all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months (“Current Quarter”) and the nine months (“Current Nine Months”) ended September 30, 2014 are not necessarily indicative of the results that may be expected for a full fiscal year.

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (“FY 2013”).

2. Trademarks and Other Intangibles, net

Trademarks and other intangibles, net consist of the following:

		September 30, 2014		December 31, 2013
(000’s omitted)	Estimated Lives in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Indefinite life trademarks and copyrights	Indefinite	$2,015,256	$—	$1,939,534	$—
Definite life trademarks	10-15	19,628	10,622	19,622	9,531
Non-compete agreements	2-15	940	392	940	215
Licensing contracts	1-9	24,440	20,627	23,979	18,685

		$2,060,264	$31,641	$1,984,075	$28,431

Trademarks and other intangibles, net			$2,028,623		$1,955,644

In September 2014, the Company contributed certain trademarks in China to its Iconix Southeast Asia joint venture, thereby decreasing indefinite-lived trademarks by approximately $5.2 million.

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

Amortization expense for intangible assets for the Current Quarter and for the three months ended September 30, 2013 (the “Prior Year Quarter”) was $0.9 million and $2.0 million, respectively. Amortization expense for intangible assets for the Current Nine Months and for the nine months ended September 30, 2013 (the “Prior Year Nine Months”) was $3.4 million and $5.8 million, respectively.

The trademarks of Candie’s, Bongo, Joe Boxer, Rampage, Mudd, London Fog, Mossimo, Ocean Pacific, Danskin, Rocawear, Cannon, Royal Velvet, Fieldcrest, Charisma, Starter, Waverly, Ecko, Zoo York, Peanuts, Ed Hardy, Sharper Image, Umbro, Modern Amusement, Buffalo and Lee Cooper have been determined to have an indefinite useful life and accordingly, consistent with ASC Topic 350, no amortization has been recorded in the Company’s unaudited condensed consolidated income statements. Instead, each of these intangible assets are tested for impairment annually and as needed on an individual basis as separate single units of accounting, with any related impairment charge recorded to the statement of operations at the time of determining such impairment. The annual evaluation of the Company’s indefinite-lived trademarks is performed as of October 1, the beginning of the Company’s fourth fiscal quarter. Consistent with ASC Topic 350, there was no impairment of the indefinite-lived trademarks during the Current Nine Months or the Prior Year Nine Months. Further, as it relates to the Company’s definite-lived trademarks, and consistent with ASC Topic 360, there was no impairment of the definite-lived trademarks during the Current Nine Months or the Prior Year Nine Months.

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

During FY 2011, the Company contributed to Iconix Latin America its share of the rights to revenues from IPH Unltd (see below) for the exploitation of the Ecko brands in the Latin America Territory. Also in FY 2011, the Company contributed to Iconix Latin America its rights to the Ed Hardy brands for the Latin America Territory. During FY 2012, the Company contributed to Iconix Latin America the rights to the Zoo York and Sharper Image brands for the Latin America Territory. In consideration for these contributions, New Brands agreed to pay an aggregate of approximately $5.7 million to the Company. As of December 31, 2013, the balance owed to the Company under this obligation was approximately $1.7 million, $1.2 million of which was included in other assets – current and $0.5 million of which is included in other assets on the Company’s consolidated balance sheet. The Company had recorded the consideration associated with these transactions as other liabilities, which was to be recognized over a period of three years.

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

As a result of the 2014 Buy-out and in accordance with ASC Topic 805, the Company recorded a non-cash pre-tax re-measurement gain of approximately $37.9 million, representing the increase in fair value of its original 50% investment in Iconix Latin America. This re-measurement gain is included in interest and other income on the Company’s unaudited condensed consolidated income statement in the Current Nine Months. Further, as a result of the 2014 Buy-out, the balance owed to the Company from New Brands was settled. As a result of the 2014 Buy-out, Iconix Latin America is subject to consolidation and is included in the Company’s unaudited condensed consolidated financial statements at September 30, 2014.

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

As of September 30, 2014, the impact of consolidating Iconix Latin America on the Company’s unaudited consolidated balance sheet has increased current assets by $9.2 million, non-current assets by $84.3 million, current liabilities by $1.6 million and total liabilities by $1.6 million. For the Current Nine Months, the impact of consolidating Iconix Latin America on the Company’s consolidated income statement has increased licensing and other revenue by $5.4 million and operating income by $4.6 million.

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

In January 2014, the Company consented to the purchase of BIV’s 50% ownership interest in Iconix Europe by LF Asia Limited (“LF Asia”), an affiliate of Li & Fung Limited. In exchange for this consent, the Company received $1.5 million from LF Asia. As a result of this transaction, the Company recorded a gain of $1.5 million, which is included in licensing and other revenue in the Company’s unaudited condensed consolidated income statement for the Current Nine Months. In addition, the Company acquired an additional 1% equity interest in Iconix Europe from LF Asia, and amended the operating agreement (herein referred to as the “IE Operating Agreement”) thereby increasing its ownership in Iconix Europe to a controlling 51% interest and reducing its preferred profit distribution from Iconix Europe to $3.0 million after which all profits and losses are recognized 51/49 in accordance with each principal’s membership interest percentage.

The estimated fair value of the assets acquired, less liabilities assumed, is allocated as follows:

Fair value of 50% interest in Iconix Europe	$13,800
Value of initial equity investment prior to this transaction	13,800
Gain on re-measurement of initial equity investment	—

$27,600
Trademarks	27,000
Cash	677
Net working deficit, excluding cash	(77)

$27,600

ASC Topic 810 affirms that consolidation is appropriate when one entity has a controlling financial interest in another entity. As a result of this transaction, the Company owns a 51% membership interest in Iconix Europe compared to the minority owner’s 49% membership interest. Further, the Company believes that the voting and veto rights of the minority shareholder are merely protective in nature and do not provide the minority shareholder with substantive participating rights in Iconix Europe. As such, Iconix Europe is subject to consolidation with the Company, which is reflected in the unaudited condensed consolidated financial statements as of September 30, 2014.

In accordance with ASC Topic 810, the Company recognizes the non-controlling interest of Iconix Europe as equity in consolidated financial statements and separate from the parent’s equity. As such, the amount of net income attributable to the non-controlling interest of Iconix Europe for the Current Quarter and Current Nine Months has been included in net income attributable to non-controlling interest in the unaudited condensed consolidated income statement.

Pursuant to the IE Operating Agreement, for a period following the fifth anniversary of the closing of this transaction (i.e. January 2014) and again following the eighth anniversary of the closing of this transaction, the Company has a call option to purchase, and LF Asia has a put option to initiate the Company’s purchase of LF Asia’s 49% equity interests in Iconix Europe for a calculated amount as defined in the IE Operating Agreement. As a result of the January 2014 transaction, the Company will carry this redeemable non-controlling interest as mezzanine equity on the Company’s unaudited condensed consolidated balance sheet. The Company will accrete the difference between the fair value of the put option and the non-controlling interest at inception over the five year term of the first put option to additional paid-in-capital on the Company’s balance sheet.

As of September 30, 2014, the impact of consolidating Iconix Europe on the Company’s unaudited consolidated balance sheet has increased current assets by $2.0 million, non-current assets by $27.0 million, current liabilities by $0.9 million and total liabilities by $0.9 million. For the Current Nine Months, the impact of consolidating Iconix Europe on the Company’s consolidated income statement has increased licensing and other revenue by $2.0 million and operating income by $0.1 million.

LC Partners U.S.

In March 2014, the Company, through its wholly-owned subsidiary domiciled in Luxembourg, contributed its rights to the Lee Cooper trademarks in the U.S. through a royalty-free perpetual master license agreement to LC Partners U.S. LLC (“LCP”), a then newly formed wholly-owned Delaware limited liability company. Subsequent to this contribution, the Company sold 50% of the equity interests in LCP to Rise Partners LLC (“Rise Partners”) for $4.0 million, of which $0.8 million was received during the Current Nine Months, with the remaining $3.2 million to be paid in four equal annual installments on the first through the fourth anniversaries of the closing date. As of September 30, 2014, $0.8 million of the $3.2 million is included in other assets – current, with the remaining $2.4 million included in other assets in the unaudited condensed consolidated balance sheet. As a result of this transaction the Company recorded a $4.0 million gain, which is included in licensing and other revenue in the unaudited condensed consolidated income statement in the Current Nine Months.

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

Iconix Israel Joint Venture

In November 2013, the Company contributed substantially all rights to its wholly-owned and controlled brands in the State of Israel and the geographical regions of the West Bank and the Gaza Strip (together, the “Israel Territory”) to Iconix Israel LLC (“Iconix Israel”), a then newly formed subsidiary of the Company through an exclusive, royalty-free perpetual master license agreement with Iconix Israel. Shortly thereafter, M.G.S. Sports Trading Limited (“MGS”) purchased a 50% interest in Iconix Israel for approximately $3.3 million. MGS paid $1.0 million upon the closing of the transaction and committed to pay an additional $2.3 million over the 36-month period following closing. As a result of this transaction, the Company recorded a gain of $2.3 million at the closing, which was included in licensing and other revenue in FY 2013. As of September 30, 2014, of the $1.8 million remaining due to the Company from MGS, approximately $0.8 million is included in other assets – current and $1.0 million is included in other assets on the unaudited condensed consolidated balance sheet.

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

In June 2014, the Company contributed substantially all rights to its wholly-owned and controlled brands in the Republic of Korea, and its Ecko, Zoo York, Ed Hardy and Sharper Image Brands in the European Union, and Turkey, in each case, to Iconix SE Asia. In return, LF Asia agreed to pay the Company $15.9 million, of which $4.0 million was paid at closing. As a result of this transaction the Company recorded a $13.6 million gain, which is included in licensing and other revenue in the unaudited condensed consolidated income statement for the Current Nine Months.

In September 2014, the Company contributed substantially all rights to its Lee Cooper and Umbro brands in the People’s Republic of China, Hong Kong, Macau and Taiwan (together, the “Greater China Territory”), to Iconix SE Asia. In return, LF Asia agreed to pay the Company $21.5 million, of which $4.3 million was paid at closing. As a result of this transaction the Company recorded an $18.7 million gain, which is included in licensing and other revenue in the unaudited condensed consolidated income statement for the Current Quarter.

As of September 30, 2014, of the $35.6 million remaining due to the Company from LF Asia, $15.3 million is included in other assets—current and $20.3 million is included in other assets on the unaudited condensed consolidated balance sheet.

Pursuant to the Iconix SE Asia second amended and restated shareholders’ agreement, for a period following the second anniversary of the closing of the October 2013 transaction, the Company has a call option to purchase from LF Asia 5% of the equity interests held by LF Asia in Iconix SE Asia for a calculated amount as defined in the Iconix SE Asia second amended and restated shareholders agreement. Further, for a period following the fifth anniversary and again following the eighth anniversary of the closing of this transaction, the Company has a call option to purchase from LF Asia the right to the Europe territory, the Southeast Asia territory and/or the Korean territory on an individual basis (together, the “Territories”), and LF Asia has a put option to initiate the Company’s purchase all or a portion of the Territories, in each case for a calculated amount as defined in the Iconix SE Asia second amended and restated shareholders agreement.

Also, pursuant to the Iconix SE Asia second amended and restated shareholders’ agreement, for a period following the fifth anniversary and again following the eighth anniversary of the closing of the September 2014 transaction, the Company has a call option to purchase from LF Asia the Greater China Territory, and LF Asia has a put option to initiate the Company’s purchase of the Greater China Territory, in each case for a calculated amount as defined in the Iconix SE Asia second amended and restated shareholders agreement. In addition, in connection with the June 2014 and September 2014 transactions, the Company guaranteed minimum distributions relating to royalty revenue on specified brands through the 2017 calendar year. Certain distributions paid by the Company under this guarantee may be distributed back to the Company pursuant to the exercise of the put and call options described above.

At inception, the Company determined, in accordance with ASC 810, based on the corporate structure, voting rights and contributions of the Company and LF Asia, that Iconix SE Asia is not a variable interest entity and not subject to consolidation. The Company has recorded its investment under the equity method of accounting.

Iconix Canada Joint Venture

In June 2013, the Company contributed substantially all economic rights to its brands in Canada to Iconix Canada L.P. and ICO Brands L.P. (together with general partner 8560854 Canada, Inc., “Iconix Canada”), each then a newly formed joint venture with BII and its subsidiaries. In consideration for its aggregate 50% interest in Iconix Canada, BII agreed to pay $17.8 million in cash to the Company, of which approximately $8.9 million was paid upon closing of this transaction in June 2013, the remaining $8.9 million of which is a note payable to the Company to be paid over five years from the date of closing, with final payment in June 2018. Of the $8.2 million note receivable at September 30, 2014, approximately $3.0 million is included in other assets – current, the remaining $5.2 million of which is included in other assets on the unaudited condensed consolidated balance sheet. As a result of this transaction, the Company recognized a gain of approximately $9.8 million which is included in licensing and other revenue on the consolidated income statement for FY 2013.

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

In connection with the Peanuts Operating Agreement, the Company through IE, loaned $17.5 million to Beagle (the “Beagle Note”), the proceeds of which were used to fund Beagle’s capital contribution to Peanuts Holdings in connection with the acquisition of Peanuts Worldwide. The Beagle Note bears interest at 6% per annum, with minimum principal payable in equal annual installments of approximately $2.2 million on June 3, with any remaining unpaid principal balance and accrued interest to be due on June 3, 2015, the Beagle Note maturity date. Principal may be prepaid at any time. The Beagle Note is secured by the membership interest in Peanuts Holdings owned by Beagle. As of September 30, 2014, the current portion of approximately $2.4 million is included in other assets –current in the unaudited condensed consolidated balance sheet.

ASC Topic 810 affirms that consolidation is appropriate when one entity has a controlling financial interest in another entity. The Company owns an 80% membership interest in Peanuts Holdings, compared to the non-controlling owner’s 20% membership interest. As such, Peanuts Holdings is subject to consolidation with the Company, which is reflected in the Company’s unaudited condensed consolidated financial statements as of September 30, 2014.

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

Financial Instruments

As of September 30, 2014 and December 31, 2013, the fair values of cash, receivables and accounts payable approximated their carrying values due to the short-term nature of these instruments. The fair value of notes receivables and note payable from and to our joint venture partners approximate their carrying values, and the fair value of our cost basis investments approximate their carrying values. The carrying value of marketable securities is marked to its fair value, which is determined using level one inputs. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on Level One inputs including broker quotes or quoted market prices and the related carrying amounts are as follows:

	September 30, 2014		December 31, 2013
(000’s omitted)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$1,401,783	$1,674,413	$1,427,319	$1,786,232

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

Non-Financial Assets and Liabilities

The Company accounts for non-recurring adjustments to the fair values of its non-financial assets and liabilities under ASC Topic 820 using a market participant approach. The Company uses a discounted cash flow model with Level 3 inputs to measure the fair value of its non-financial assets and liabilities. The Company also adopted the provisions of ASC 820 as it relates to purchase accounting for its acquisitions. The Company has goodwill, which is tested for impairment at least annually, as required by ASC Topic 350. Further, in accordance with ASC Topic 350, the Company’s indefinite-lived trademarks are tested for impairment at least annually, on an individual basis as separate single units of accounting. Similarly, consistent with ASC Topic 360 as it relates to accounting for the impairment or disposal of long-lived assets, the Company assesses whether or not there is impairment of the Company’s definite-lived trademarks. There was no impairment, and therefore no write-down, of any of the Company’s long-lived assets during the Current Nine Months or FY 2013.

5. Debt Arrangements

The Company’s net carrying amount of debt is comprised of the following:

(000’s omitted)	September 30, 2014	December 31, 2013
Senior Secured Notes	$789,311	$836,888
1.50% Convertible Notes	335,772	323,418
2.50% Convertible Notes	276,700	267,013

Total	$1,401,783	$1,427,319

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

As of September 30, 2014, no amounts under the Variable Funding Notes have been drawn. There is a commitment fee on the unused portion of the Variable Funding Notes facility of 0.5% per annum. It is anticipated that any outstanding principal of and interest on the Variable Funding Notes will be repaid in full on or prior to January 2018. Following the anticipated repayment date, additional interest will accrue on the Variable Funding Notes equal to 5% per annum. The Variable Funding Notes and other credit instruments issued under the Variable Funding Note Purchase Agreement are secured by the collateral described below.

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

In June 2014, the Company sold the “sharperimage.com” domain name and the exclusive right to use the Sharper Image trademark in connection with the operation of a branded website and catalog distribution in specified jurisdictions, in which the Senior Secured Notes had a security interest pursuant to the Indenture. As a result of this permitted disposition, the Company paid an additional $1.6 million in principal in July 2014.

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

Pursuant to the Indenture, the Notes are the joint and several obligations of the Co-Issuers only. The Notes are secured under the Indenture by a security interest in substantially all of the assets of the Co-Issuers (the “Collateral”), which includes, among other things, (i) intellectual property assets, including the U.S. and Canadian registered and applied for trademarks for the following brands and other related IP assets: Candie’s, Bongo, Joe Boxer (excluding Canadian trademarks, none of which are owned by Iconix), Rampage, Mudd, London Fog (other than the trademark for outerwear products sold in the United States), Mossimo, Ocean Pacific and OP, Danskin and Danskin Now, Rocawear, Starter, Waverly, Fieldcrest, Royal Velvet, Cannon, Charisma, and Sharper Image (other than for a “Sharper Image” branded website or catalog in the United States and other specified jurisdictions); (ii) the rights (including the rights to receive payments) and obligations under all license agreements for use of those trademarks; (iii) the following equity interests in the following joint ventures: an 85% interest in Hardy Way LLC which owns the Ed Hardy brand, a 50% interest in MG Icon LLC which owns the Material Girl and Truth or Dare brands, a 100% interest in ZY Holdings LLC which owns the Zoo York brand, and an 80% interest in Peanuts Holdings LLC which owns the Peanuts brand and characters; and (iv) certain cash accounts established under the Indenture.

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

As of September 30, 2014, the total principal balance of the Notes is $789.3 million, of which $61.1 million is included in the current portion of long-term debt on the Company’s unaudited condensed consolidated balance sheet. As of September 30, 2014 and December 31, 2013, $47.8 million and $52.4 million, respectively, is included in restricted cash on the unaudited condensed consolidated balance sheet and represents short-term restricted cash consisting of collections on behalf of the Securitized Assets, restricted to the payment of principal, interest and other fees on a quarterly basis under the Senior Secured Notes.

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

As of September 30, 2014 and December 31, 2013, the amount of the 1.50% Convertible Notes accounted for as a liability was approximately $335.8 million and $323.4 million, respectively, and is reflected on the consolidated balance sheet as follows:

(000’s omitted)	September 30, 2014	December 31, 2013
Equity component carrying amount	$49,931	$49,931
Unamortized discount	64,228	76,582
Net debt carrying amount	335,772	323,418

For the Current Quarter and the Prior Year Quarter, the Company recorded additional non-cash interest expense of approximately $3.9 million and $3.7 million, respectively, representing the difference between the stated interest rate on the 1.50% Convertible Notes and the rate for a similar instrument that does not have a conversion feature.

For the Current Nine Months and the Prior Year Nine Months, the Company recorded additional non-cash interest expense of approximately $11.4 million and $7.9 million, respectively, representing the difference between the stated interest rate on the 1.50% Convertible Notes and the rate for a similar instrument that does not have a conversion feature.

For each of the Current Quarter and the Prior Year Quarter, cash interest expense relating to the 1.50% Convertible Notes was approximately $1.5 million, respectively.

For the Current Nine Months and the Prior Year Nine Months, cash interest expense relating to the 1.50% Convertible Notes was approximately $4.5 million and $3.2 million, respectively.

The 1.50% Convertible Notes do not provide for any financial covenants.

On March 18, 2013, the Company used a portion of the proceeds from the 1.50% Convertible Notes to repurchase 2,964,000 shares of its common stock in a private transaction with a third party for $69.0 million. See note 6 for further information on our stock repurchase program.

In connection with the sale of the 1.50% Convertible Notes, the Company entered into hedges for the 1.50% Convertible Notes (“1.50% Convertible Note Hedges”) with respect to its common stock with one entity (the “1.50% Counterparty”). Pursuant to the agreements governing these 1.50% Convertible Note Hedges, the Company purchased call options (the “1.50% Purchased Call Options”) from the 1.50% Counterparty covering up to approximately 13.0 million shares of the Company’s common stock. These 1.50% Convertible Note Hedges are designed to offset the Company’s exposure to potential dilution upon conversion of the 1.50% Convertible Notes in the event that the market value per share of the Company’s common stock at the time of exercise is greater than the strike price of the 1.50% Purchased Call Options (which strike price corresponds to the initial conversion price of the 1.50% Convertible Notes and is simultaneously subject to certain customary adjustments). On March 13, 2013, the Company paid an aggregate amount of approximately $84.1 million of the proceeds from the sale of the 1.50% Convertible Notes for the 1.50% Purchased Call Options, of which $29.4 million was included in the balance of deferred income tax assets at March 13, 2013 and is being recognized over the term of the 1.50% Convertible Notes. As of September 30, 2014, the balance of deferred income tax assets related to this transaction was approximately $20.4 million.

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

The Company has evaluated the impact of adopting guidance issued under ASC Topic 815 regarding embedded features as it relates to the 1.50% Sold Warrants, and has determined it had no impact on the Company’s results of operations and financial position through September 30, 2014, and will have no impact on the Company’s results of operations and financial position in future fiscal periods.

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

As of September 30, 2014 and December 31, 2013, the amount of the 2.50% Convertible Notes accounted for as a liability was approximately $276.7 million and $267.0 million, respectively, and is reflected on the consolidated balance sheet as follows:

(000’s omitted)	September 30, 2014	December 31, 2013
Equity component carrying amount	$35,996	$35,996
Unamortized discount	23,300	32,987
Net debt carrying amount	276,700	267,013

For the Current Quarter and the Prior Year Quarter, the Company recorded additional non-cash interest expense of approximately $3.1 million and $2.9 million, respectively, representing the difference between the stated interest rate on the 2.50% Convertible Notes and the rate for a similar instrument that does not have a conversion feature.

For the Current Nine Months and the Prior Year Nine Months, the Company recorded additional non-cash interest expense of approximately $8.8 million and $8.2 million, respectively, representing the difference between the stated interest rate on the 2.50% Convertible Notes and the rate for a similar instrument that does not have a conversion feature.

For each of the Current Quarter and the Prior Year Quarter, cash interest expense relating to the 2.50% Convertible Notes was approximately $1.9 million, respectively.

For each of the Current Nine Months and the Prior Year Nine Months, cash interest expense relating to the 2.50% Convertible Notes was approximately $5.6 million, respectively.

The 2.50% Convertible Notes do not provide for any financial covenants.

In connection with the sale of the 2.50% Convertible Notes, the Company entered into hedges for the 2.50% Convertible Notes (“2.50% Convertible Note Hedges”) with respect to its common stock with two entities (the “2.50% Counterparties”). Pursuant to the agreements governing these 2.50% Convertible Note Hedges, the Company purchased call options (the “2.50% Purchased Call Options”) from the 2.50% Counterparties covering up to approximately 9.8 million shares of the Company’s common stock. These 2.50% Convertible Note Hedges are designed to offset the Company’s exposure to potential dilution upon conversion of the 2.50% Convertible Notes in the event that the market value per share of the Company’s common stock at the time of exercise is greater than the strike price of the 2.50% Purchased Call Options (which strike price corresponds to the initial conversion price of the 2.50% Convertible Notes and is simultaneously subject to certain customary adjustments). On May 23, 2011, the Company paid an aggregate amount of approximately $58.7 million of the proceeds from the sale of the 2.50% Convertible Notes for the 2.50% Purchased Call Options, of which $20.6 million was included in the balance of deferred income tax assets at May 23, 2011 and is being recognized over the term of the 2.50% Convertible Notes. As of September 30, 2014, the balance of deferred income tax assets related to this transaction was approximately $6.9 million.

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

The Company has evaluated the impact of adopting guidance issued under ASC Topic 815 regarding embedded features as it relates to the 2.50% Sold Warrants, and has determined it had no impact on the Company’s results of operations and financial position through September 30, 2014, and will have no impact on the Company’s results of operations and financial position in future fiscal periods.

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

Debt Maturities

As of September 30, 2014, the Company’s debt maturities on a calendar year basis are as follows:

(000’s omitted)	Total	October 1 through December 31, 2014	2015	2016	2017	2018	Thereafter
Senior Secured	$789,311	$15,281	$61,123	$61,123	$61,123	$61,123	$529,538
1.50% Convertible Notes(1)	335,772	—	—	—	—	335,772	—
2.50% Convertible Notes(2)	276,700	—	—	276,700	—	—	—

Total	$1,401,783	$15,281	$61,123	$337,823	$61,123	$396,895	$529,538

(1)	Reflects the net debt carrying amount of the 1.50% Convertible Notes in the consolidated balance sheet as of September 30, 2014, in accordance with accounting for convertible notes. The principal amount owed to the holders of the 1.50% Convertible Notes is $400.0 million.
(2)	Reflects the net debt carrying amount of the 2.50% Convertible Notes in the consolidated balance sheet as of September 30, 2014, in accordance with accounting for convertible notes. The principal amount owed to the holders of the 2.50% Convertible Notes is $300.0 million.

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

The following table illustrates the activity under the Repurchase Programs, in the aggregate, for the FY 2014, FY 2013, FY 2012 and FY 2011:

	# of shares repurchased as part of stock repurchase programs	Cost of shares repurchased (in 000’s)
Q3 YTD 2014	4,400,000	$171,627
FY 2013	15,812,566	436,419
FY 2012	7,185,257	125,341
FY 2011	1,150,000	19,138

Total, FY 2011 through September 30, 2014	28,547,823	$752,525

As of September 30, 2014, $47.5 million and $500.0 million remained available for repurchase under the July 2013 Program and February 2014 Program, respectively.

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

Shares Reserved for Issuance

At September 30, 2014, 2,327,860 common shares were reserved for issuance under the Amended and Restated 2009 Plan. At September 30, 2014 there were no common shares available for issuance under any previous Company plan.

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

There was no compensation expense related to stock option grants or warrant grants during the Current Quarter or Prior Year Quarter, as well as no compensation expense in current year nine months or the prior year nine months.

Summaries of the Company’s stock options, warrants (other than warrants issued related to our 1.50% Convertible Notes and 2.50% Convertible Notes) and performance related options activity, and related information for the Current Nine Months are as follows:

	Options	Weighted Average Exercise Price
Outstanding at January 1, 2014	1,313,077	$6.22
Granted	—	—
Canceled	—	—
Exercised	(162,000)	4.18
Expired/Forfeited	—	—

Outstanding at September 30, 2014	1,151,077	$6.51

Exercisable at September 30, 2014	1,151,077	$6.51

Warrants	Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2014	190,000	$19.80
Granted	—	—
Canceled	—	—
Exercised	(140,000)	21.63
Expired/Forfeited	—	—

Outstanding at September 30, 2014	50,000	$14.67

Exercisable at September 30, 2014	50,000	$14.67

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

The following tables summarize information about unvested restricted stock transactions:

	Shares	Weighted Average Grant Date Fair Value
Non-vested, January 1, 2014	2,770,147	$20.53
Granted	256,324	40.64
Vested	(147,044)	19.00
Forfeited/Canceled	(48,590)	25.81

Non-vested, September 30, 2014	2,830,837	$22.34

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

Compensation expense related to restricted stock grants for the Current Quarter and the Prior Year Quarter was approximately $6.5 million and $4.6 million, respectively. Compensation expense related to restricted stock grants for the Current Nine Months and the Prior Year Nine Months was approximately $14.7 million and $12.5 million, respectively. An additional amount of $7.8 million of expense related to time-based restricted shares is expected to be expensed evenly over a period of approximately three years. During the Current Nine Months and the Prior Year Nine Months, the Company repurchased shares valued at $14.0 million and $2.7 million, respectively, of its common stock in connection with net share settlement of restricted stock grants and option exercises.

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

As of September 30, 2014, of the total potentially dilutive shares related to restricted stock-based awards, stock options and warrants, approximately 0.1 million were anti-dilutive, compared to less than 0.1 million as of September 30, 2013.

As of September 30, 2014 and 2013, none of the performance related restricted stock-based awards issued in connection with the Company’s named executive officers were anti-dilutive.

The 1.50% Convertible Notes and Warrants and the 2.50% Convertible Notes and Warrants that would be subject to conversion to common stock were dilutive as of September 30, 2014 and therefore have been included in this calculation.

A reconciliation of weighted average shares used in calculating basic and diluted earnings per share follows:

(000’s omitted)	For the Three Months Ended September 30, (unaudited)		For the Nine Months Ended September 30, (unaudited)
	2014	2013	2014	2013
Basic	47,991	53,325	48,682	57,966
Effect of exercise of stock options	987	1,158	1,036	1,123
Effect of assumed vesting of performance related to restricted stock-based awards	381	180	127	60
Effect of assumed vesting of restricted stock	1,387	1,489	1,369	1,450
Effect of convertible notes subject to conversion	5,753	1,653	5,411	551
Effect of convertible notes warrants subject to conversion	1,958	—	1,681	—

Diluted	58,457	57,805	58,306	61,150

8. Commitments and Contingencies

Normal Course litigation

From time to time, the Company is also made a party to litigation incurred in the normal course of business. While any litigation has an element of uncertainty, the Company believes that the final outcome of any of these routine matters will not have a material effect on the Company’s financial position or future liquidity.

9. Related Party Transactions

The Candie’s Foundation

The Candie’s Foundation, a charitable foundation founded by Neil Cole for the purpose of raising national awareness about the consequences of teenage pregnancy, owed the Company $.4 million at September 30, 2014 and less than $0.1 million at December 31, 2013. The Candie’s Foundation intends to pay-off the entire borrowing from the Company during 2014, although additional advances will be made as and when necessary.

Travel

The Company recorded expenses of $95 and $72 in the Current Nine Months and Prior Year Nine Months, respectively, for the hire and use of aircraft solely for business purposes owned by a company in which the Company’s chairman, chief executive officer and president is the sole owner. Management believes that all transactions were made on terms and conditions no less favorable than those available in the marketplace from unrelated parties.

10. Segment and Geographic Data

The Company has one reportable segment, licensing and commission revenue generated from its brands. The geographic regions consist of the United States, Japan and Other (which principally represent Canada and Europe). Revenues attributed to each region are based on the location in which licensees are located.

The net revenues by type of license and information by geographic region are as follows:

(000’s omitted)	For the Three Months Ended September 30, (unaudited)		For the Nine Months Ended September 30, (unaudited)
	2014	2013	2014	2013
Licensing and other revenue by category:
Direct-to-retail license	$33,462	$35,663	$119,877	$119,745
Wholesale license	50,160	56,479	138,136	170,434
Entertainment and other	30,128	15,033	90,818	37,183

	$113,750	$107,175	$348,831	$327,362

Licensing and other revenue by geographic region:
United States	$65,888	$75,783	$227,861	$221,964
Japan	6,565	9,754	23,084	21,738
Other(1)	41,297	21,638	97,886	83,660

	$113,750	$107,175	$348,831	$327,362

(1)	No single country represented 10% of the Company’s revenues in the periods presented within “Other” on this table.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary. We are a brand management company engaged in licensing, marketing and providing trend direction for a diversified and growing consumer brand portfolio. Our brands are sold across every major segment of retail distribution, from luxury to mass. As of September 30, 2014, we owned the following iconic consumer brands: Candie’s, Bongo, Badgley Mischka, Joe Boxer, Rampage, Mudd, London Fog, Mossimo, Ocean Pacific/OP, Danskin/Danskin Now, Rocawear, Cannon, Royal Velvet, Fieldcrest, Charisma, Starter, Waverly, Ecko, Zoo York, Sharper Image, Umbro and Lee Cooper. In addition, Peanuts Holdings, a joint venture in which we have an 80% controlling investment, owns, through its wholly-owned subsidiary Peanuts Worldwide, the Peanuts brands and characters; Alberta ULC, a joint venture in which we have a 51% controlling investment, owns the Buffalo brand; Hardy Way, a joint venture in which we have an 85% controlling investment, owns the Ed Hardy brands; MG Icon, a joint venture in which we have a 50% investment, owns the Material Girl and Truth or Dare brands; Scion LLC, a joint venture in which we have a 50% controlling investment, owns the Artful Dodger brand and has investments in the BBC and Ice Cream brands; and Icon Modern Amusement, a joint venture in which we have a 51% controlling investment, owns the Modern Amusement brand. We license our brands worldwide through over 1,000 direct-to-retail and wholesale licenses for use across a wide range of product categories, including sportswear, fashion accessories, footwear, entertainment, home products and décor, and beauty and fragrance. Our business model allows us to focus on our core competencies of marketing and managing brands without many of the risks and investment requirements associated with a more traditional operating company.

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

Highlights of Current Quarter

•	Record Q3 revenue of $113.8 million

•	Record Q3 operating income of $63.6 million

•	Gain related to the sale of our Umbro and Lee Cooper trademarks in the Greater China territory to our Iconix Southeast Asia joint venture

Results of Operations

The Current Quarter compared to the Prior Year Quarter

Licensing and Other Revenue. Licensing and other revenue for the Current Quarter totaled $113.8 million, a 6% increase as compared to $107.2 million for the Prior Year Quarter. Our Peanuts brands, certain women’s fashion brands and certain home brands performed well in the Current Quarter, generating an aggregate increase of $4.3 million as compared to the Prior Year Quarter. This aggregate increase was offset by an aggregate decrease of $9.3 million primarily related to our Umbro brand due to the timing of the transition from Nike operated territories to our new licensee base, as well as general weakness in certain men’s brands, specifically our Rocawear and Ecko brands as we complete the transition to our new core licensees. Additionally, we realized an $18.7 million gain in the Current Quarter on the sale of our Umbro and Lee Cooper trademarks in the Greater China territory to our Iconix SE Asia joint venture, as compared to a $5.1 million gain realized in the Prior Year Quarter on the formation of our Iconix Australia joint venture (see Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements for descriptions of these transactions).

Operating Expenses. SG&A totaled $50.2 million for the Current Quarter as compared to $45.7 million for the Prior Year Quarter, an increase of $4.5 million. This increase in SG&A was driven by an increase of (i) $3.7 million increase in advertising related to fixture programs and Umbro sponsorship agreements, (ii) $2.6 million in compensation expense primarily due to the timing of earning out certain performance based compensation. These amounts were partially offset by an aggregate decrease of $1.8 million in professional fees and talent fees related to Peanuts brands.

Operating Income. Operating income for the Current Quarter increased to $63.6 million, or approximately 56% of total revenue, compared to approximately $61.5 million or approximately 57% of total revenue in the Prior Year Quarter.

Other Expenses – Net. Other expenses – net was approximately $16.4 million in the Current Quarter as compared to $17.2 million other expense – net in the Prior Year Quarter. Our equity earnings on joint ventures increased approximately $0.7 million from approximately $3.4 million in the Prior Year Quarter to $4.1 million in the Current Quarter, primarily due to international joint ventures created after the Prior Year Quarter in 2013—see Note 3 to Notes to Unaudited Condensed Consolidated Financial Statements for a description of these joint ventures.

Provision for Income Taxes. The effective income tax rate for the Current Quarter is approximately 21.0% resulting in a $9.9 million income tax expense, as compared to an effective income tax rate of 31.1% in the Prior Year Quarter which resulted in the $13.7 million income tax expense. The decrease in our effective tax rate primarily relates to a larger portion of our income in the Current Quarter as compared to the Prior Year Quarter being generated and permanently reinvested in countries outside the U.S. that have lower statutory rates than the U.S., primarily driven by the sale of our Umbro and Lee Cooper trademarks in the Greater China territory to our Iconix SE Asia joint venture.

Net Income. Our net income was approximately $37.2 million in the Current Quarter, compared to net income of approximately $30.5 million in the Prior Year Quarter, as a result of the factors discussed above.

The Current Nine Months compared to the Prior Year Nine Months

Licensing and Other Revenue. Licensing and other revenue for the Current Nine Months totaled $348.8 million, a 7% increase as compared to $327.4 million for the Prior Year Nine Months. Our Peanuts brands, certain women’s fashion brands and certain home brands performed well in the Current Nine Months, generating an aggregate increase of $27.9 million as compared to the Prior Year Nine Months. This aggregate increase was offset by an aggregate decrease of $35.2 million primarily related to our Umbro brand due to the timing of the transition from Nike operated territories to our new licensee base, as well as general weakness in our mens brands, specifically our Rocawear and Ecko brands as we complete the transition to our new core licensees. Additionally, in the Current Nine Months we realized (i) an aggregate $32.3 million gain in the Current Nine Months on the sale of certain trademarks to our Iconix SE Asia joint venture (see Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements for descriptions of these transactions), (ii) a $7.8 million gain on the sale of the “sharperimage.com” domain name and certain categories under the Sharper Image trademark and (iii) a $4.0 million gain on the formation of a Lee Cooper U.S. joint venture, as compared to an aggregate $14.9 million gain realized in the Prior Year Nine Months on the formation of our Iconix Canada and Iconix Australia joint ventures (see Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements for descriptions of these transactions).

Operating Expenses. SG&A totaled $142.7 million for the Current Nine Months compared to $128.1 million for the Prior Year Nine Months an increase of $14.6 million. This increase in SG&A was driven by (i) an increase of $10.3 million in talent expenses related to the incremental increase in revenue in our Peanuts business (see above), and (ii) a $7.9 million increase in compensation mostly due to recently completed acquisitions, and a (iii) $4.1 million increase in other G&A related to retail support at Macy’s . These increases were partially offset by (i) a decrease of $2.5 million in advertising expenses due to the timing of certain initiatives and (ii) a decrease of $2.8 million in professional fees primarily related to professional fees incurred in connection with an unconsummated transaction in the Prior Year Nine Months, and (iii) a $2.1 million decrease in consulting fees.

Operating Income. Operating income for the Current Nine Months increased to $206.1 million, or approximately 59% of total revenue, compared to $199.2 million or approximately 61% of total revenue in the Prior Year Nine Months.

Other Expenses – Net. Other expense – net was approximately $11.1 million in the Current Nine Months as compared to $40.0 million in the Prior Year Nine Months. Interest expense increased approximately $9.0 million for the following reasons: (i) an increase in interest related to our Senior Secured Notes (issued November 2012 and June 2013) of approximately $3.8 million, due to the second tranche of Senior Secured Notes issued in June 2013, (ii) an increase of approximately $5.0 million in interest related to our 1.50% Convertible Notes issued March 2013, partially offset by $1.7 million of interest expense related to our Ecko Note (extinguished in May 2013) in the Prior Year Nine Months for which there is no comparable expense in the Current Nine Months. Interest and other income increased $32.7 million from $6.9 million in the Prior Year Nine Months to approximately $39.6 million in the Current Nine Months primarily due to a $37.9 million non-cash gain in the Current Nine Months related to the fair value re-measurement of our original 50% interest in Iconix Latin America – see Note 3 to Notes to Unaudited Condensed Consolidated Financial Statements for a description of this transaction, as compared to a $5.4 million gain in the Prior Year Nine Months related to the sale of securities for which there is no comparable transaction in the Current Nine Months. Our equity earnings on joint ventures increased approximately $5.3 million from approximately $7.6 million in the Prior Year Nine Months to $12.9 million in the Current Nine Months, primarily due to international joint ventures created since June 2013 as compared to a full nine months of earnings in the Current Nine Months, partially offset by our Latin America joint venture which was included in equity earnings on joint ventures until February 2014 when we began consolidating following our purchase of our partner’s remaining interest in Iconix Latin America – see Note 3 to Notes to Unaudited Condensed Consolidated Financial Statements for a description of these joint ventures.

Provision for Income Taxes. The effective income tax rate for the Current Nine Months is approximately 28.8% resulting in a $56.2 million income tax expense, as compared to an effective income tax rate of 29.8% in the Prior Year Nine Months which resulted in the $47.4 million income tax expense. The decrease in our effective tax rate primarily relates to, a smaller portion of our income in the Current Nine Months as compared to the Prior Year Nine Months being generated and permanently reinvested in countries outside the U.S. that have lower statutory rates than the U.S., partially offset by a one-time tax assessment of approximately $2.1 million related to new legislation on income earned in New York State.

Net Income. Our net income was approximately $138.8 million in the Current Nine Months, compared to net income of approximately $111.8 million in the Prior Year Nine Months, as a result of the factors discussed above.

Liquidity and Capital Resources

Liquidity

Our principal capital requirements have been to fund acquisitions, working capital needs, share repurchases and, to a lesser extent, capital expenditures. We have historically relied on internally generated funds to finance our operations and our primary source of capital needs for acquisition has been the issuance of debt and equity securities. At September 30, 2014 and December 31, 2013, our cash totaled $129.5 million and $278.8 million, respectively, not including short-term restricted cash of $48.7 million and $58.9 million, respectively, which primarily consists of cash and cash equivalent deposits, held in accounts primarily for debt service.

We believe that cash from future operations, our currently available cash and capacity for additional financings under our Senior Secured Notes facility will be sufficient to satisfy our anticipated working capital requirements for the foreseeable future, including early redemptions by our convertible notes’ holders in the event circumstances allow for early redemptions.We intend to continue financing future brand acquisitions through a combination of cash from operations, bank financing and the issuance of additional equity and/or debt securities. See Note 5 of Notes to the Unaudited Condensed Consolidated Financial Statements for a description of certain prior financings consummated by us.

Changes in Working Capital

At September 30, 2014 and December 31, 2013 the working capital ratio (current assets to current liabilities) was 2.59 to 1 and 3.65 to 1, respectively.

Operating Activities

Net cash provided by operating activities decreased approximately $35.8 million, from $160.2 million in the Prior Year Nine Months to $124.4 million in the Current Nine Months. After excluding the non-cash gain in the Current Nine Months related to the fair value re-measurement of our original 50% interest in Iconix Latin America and the deferred taxes associated with that non-cash gain, the decrease in net cash provided by operating activities was primarily related to an increase in the gain on sale of trademarks (see Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements for descriptions of these transactions) and an increase in our earnings from our equity investments in joint ventures in the Current Nine Months, as well as an aggregate decrease in the net change in balance sheet items of approximately $22.9 million. These aggregate decreases were partially offset by an increase in amortization of the convertible note discount related to the 1.50% Convertible Notes financed in March 2013, and a gain on the sale of securities of $5.4 million in the Prior Year Nine Months as compared to $0.1 million in the Current Nine Months.

Investing Activities

Net cash used in investing activities decreased approximately $189.4 million, from $226.3 million in the Prior Year Nine Months to $36.9 million in the Current Nine Months. This decrease is primarily due to our purchase of the remaining 50% interest in Iconix Latin America from our joint venture partner in the Current Nine Months for $42.0 million in cash, as compared to the following acquisitions in the Prior Year Nine Months: our acquisition of a 51% interest in Buffalo for $76.5 million in cash, our acquisition of Lee Cooper for $66.7 million in cash, our acquisition of the remaining 49% interest in IPH Unltd from our joint venture partner for $45.0 million in cash, our investment in Marcy Media for $32.0 million in cash, and our investment in Complex Media for $25.0 million in cash.

Financing Activities

Net cash used in financing activities was $232.8 million in the Current Nine Months, compared to $106.0 million of net cash provided by financing activities in the Prior Year Nine Months. In the Prior Year Nine Months we issued our 1.50% Convertible Notes which resulted in net proceeds of $365.6 million (which includes the purchase of hedges and sale of warrants), as well as the issuance of the second tranche of our Senior Secured Notes which resulted in net proceeds of $270.2 million. There were no comparable financings in the Current Nine Months. This was partially offset by a decrease in share repurchases of $238.1 million from $406.3 million in the Prior Year Nine Months to $168.2 million in the Current Nine Months, and a decrease in principal payments of $32.2 million from $79.8 million in the Prior Year Nine Months compared to $47.6 million in the Current Nine Months primarily related to the early extinguishment of our Ecko Note in May 2013, partially offset by an increase in principal payments related to the second tranche of our Senior Secured Notes which was issued in June 2013 for which there were no principal payments in the Prior Year Nine Months.

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

The principal executive officer and principal financial officer also conducted an evaluation of internal control over financial reporting, herein referred to as internal control, to determine whether any changes in internal control occurred during the nine months ended September 30, 2014 that may have materially affected or which are reasonably likely to materially affect internal control. Based on that evaluation, there has been no change in the Company’s internal control during the nine months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control.

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

As of September 30, 2014, our consolidated balance sheet reflects debt of approximately $1,401.8 million, including secured debt of $789.3 million under our Senior Secured Notes. In accordance with ASC 470, our 1.50% Convertible Notes and our 2.50% Convertible Notes are included in our $1,401.8 million of consolidated debt at a net debt carrying value of $335.8 and $276.7 million, respectively; however, the principal amount owed to the holders of our 1.50% Convertible Notes and 2.50% Convertible Notes is $400.0 million (due March 2018) and $300.0 million (due June 2016), respectively. We may also assume or incur additional debt, including secured debt, in the future in connection with, or to fund, future acquisitions or refinance our existing debt obligations. Our debt obligations:

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

In addition, as of September 30, 2014, approximately $52.9 million, or 30%, of our total cash (including restricted cash) was held in foreign subsidiaries. Our investments in these foreign subsidiaries are considered indefinitely reinvested and unavailable for the payment of any U.S. based expenditures, including debt obligations. Any repatriation of cash from these foreign subsidiaries may require the accrual and payment of U.S. federal and certain state taxes, which could negatively impact our results of operations and/or the amount of available funds. While we currently have no intention to repatriate cash from these subsidiaries, should the need arise domestically, there is no guarantee that we could do so without adverse consequences.

While we believe that by virtue of the cash on our balance sheet as of September 30, 2014, our ability to draw down additional funds under a revolving financing facility consisting of variable funding notes, additional capacity under our Senior Secured Notes facility, and the guaranteed minimum and percentage royalty payments due to us under our licenses we will generate sufficient revenues from our licensing operations to satisfy our obligations for the foreseeable future, in the event that we were to fail in the future to make any required payment under agreements governing our indebtedness or fail to comply with the financial and operating covenants contained in those agreements, we would be in default regarding that indebtedness. A debt default could significantly diminish the market value and marketability of our common stock and could result in the acceleration of the payment obligations under all or a portion of our consolidated indebtedness.

A substantial portion of our licensing revenue is concentrated with a limited number of licensees such that the loss of any of such licensees could decrease our revenue and impair our cash flows.

Our licensees Wal-Mart, Target, Kohl’s and Kmart/Sears were our four largest direct-to-retail licensees during the Current Nine Months, representing approximately 13%, 6%, 5% and 5%, respectively, of our total revenue for such period. Because we are dependent on these licensees for a significant portion of our licensing revenue, if any of them were to have financial difficulties affecting their ability to make payments, or if any of these licensees decides not to renew or extend any existing agreement with us, or to significantly reduce its sales of licensed products under any of the agreement(s), our revenue and cash flows could be reduced substantially.

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

As of September 30, 2014, goodwill represented approximately $231.9 million, or approximately 8% of our total consolidated assets, and trademarks and other intangible assets represented approximately $2,028.6 million, or approximately 71% of our total consolidated assets. Under current U.S. GAAP accounting standards, goodwill and indefinite life intangible assets, including some of our trademarks, are no longer amortized, but instead are subject to impairment evaluation based on related estimated fair values, with such testing to be done at least annually. While, to date, no impairment write-downs have been necessary, any write-down of goodwill or intangible assets resulting from future periodic evaluations would, as applicable, either decrease our net income or increase our net loss and those decreases or increases could be material.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There have been no unregistered sales of equity securities during the Current Quarter. The following table represents information with respect to purchases of common stock made by the Company during the Current Quarter:

Month of purchase	Total number of shares purchased*	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)(2)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
July 1 – July 31	11,815	$43.15	—	$574,790,125
August 1 – August 31	625	$41.75	—	$574,790,125
September 1 – September 30	—	$—	700,000	$547,475,455

Total	12,440	$43.08	700,000	$547,475,455

(1)	On July 22, 2013, the Board of Directors authorized the repurchase of up to $300 million of the Company’s common stock over a period ending July 22, 2016, herein referred to as the July 2013 Program. The July 2013 Program is in addition to the February 2013 Program and the 2011 Program. The July 2013 Program does not obligate the Company to repurchase any specific number of shares and may be suspended at any time at management’s discretion.
(2)	On February18, 2014, the Board of Directors authorized the repurchase of up to $500 million of the Company’s common stock over a period ending February 18, 2017, herein referred to as the 2014 Program. The 2014 Program is in addition to prior programs. The 2014 Program does not obligate the Company to repurchase any specific number of shares and may be suspended at any time at management’s discretion.
*	Amounts not purchased under the repurchase plan represent shares surrendered to the Company to pay withholding taxes due upon the vesting of restricted stock.

Item 6. Exhibits

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

Exhibit 31.1	Certification of Chief Executive Officer Pursuant To Rule 13a-14 or 15d-14 of The Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002*

Exhibit 31.2	Certification of Chief Financial Officer Pursuant To Rule 13a-14 or 15d-14 of The Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002*

Exhibit 32.1	Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002*

Exhibit 32.2	Certification of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002*

Exhibit 101.INS	XBRL Instance Document*

Exhibit 101.SCH	XBRL Schema Document*

Exhibit 101.CAL	XBRL Calculation Linkbase Document*

Exhibit 101.DEF	XBRL Definition Linkbase Document*

Exhibit 101.LAB	XBRL Label Linkbase Document*

Exhibit 101.PRE	XBRL Presentation Linkbase Document*

*	Filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Iconix Brand Group, Inc.
(Registrant)

Date: November 7, 2014	/s/ Neil Cole
Neil Cole
Chairman of the Board, President and Chief Executive Officer

Date: November 7, 2014	/s/ Jeff Lupinacci
Jeff Lupinacci
Executive Vice President and Chief Financial Officer